Form 10-Q
period 1994-09-30
CASH AMERICA INTERNATIONAL INC
filed 1994-11-14
CIK 807884

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q
(Mark One)
    (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1994

                                       OR

    (  )                  TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF
                          THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _______________

Commission File Number 1-9733


                       CASH AMERICA INTERNATIONAL, INC.
            (Exact name of registrant as specified in its charter)

                 TEXAS                                      75-2018239
    (State or other jurisdiction                         (I.R.S. Employer
    of incorporation or Identification No.)                organization)

            1600 WEST 7TH STREET
            FORT WORTH, TEXAS                                 76102
    (Address of principal executive offices)                (Zip Code)

                                (817) 335-1100
             (Registrant's telephone number, including area code)

                                      N/A
     (Former name, former address and former fiscal year, if changed since last report.)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X        No
    ---          ---

                     APPLICABLE ONLY TO CORPORATE ISSUERS:
28,413,958 common shares, $.10 par value, were outstanding as of October 31,
1994

================================================================================

                       CASH AMERICA INTERNATIONAL, INC.

                                 INDEX TO 10-Q

PART I.  FINANCIAL STATEMENTS

                                                                          Page
   Item 1. Financial Statements (Unaudited)

     Consolidated Balance Sheets - September 30, 1994
     and 1993 and December 31, 1993...................................     1

     Consolidated Income Statements - Three Months and
     Nine Months Ended September 30, 1994 and 1993....................     2

     Consolidated Statements of Stockholders' Equity -
     Nine Months Ended September 30, 1994 and 1993....................     3

     Consolidated Statements of Cash Flows -
     Nine Months Ended September 30, 1994 and 1993....................     4

     Notes to Consolidated Financial Statements.......................     5


   Item 2. Management's Discussion and Analysis
           of Financial Condition and Results of Operations...........     8


PART II.  OTHER INFORMATION...........................................     18

SIGNATURE.............................................................     19

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)                                  (UNAUDITED)

==========================================================================================

                                                             September 30         Dec 31
                                                           1994         1993       1993
                                                        ----------   ---------- ----------
ASSETS

     Current assets:
          Cash and cash equivalents                        $2,998       $1,690     $2,245
          Service charges receivable                       19,057       13,111     12,740
          Loans                                            79,742       51,053     49,089
          Inventory, net                                   78,004       65,969     62,817
          Prepaid expenses and other                        4,409        4,202      4,986
                                                        ----------   ---------- ----------
            Total current assets                          184,210      136,025    131,877
     Property and equipment, net                           60,350       49,365     49,867
     Intangible assets, net                                66,002       61,195     60,490
     Other assets                                           5,527        2,963      2,860
                                                        ----------   ---------- ----------
            Total assets                                 $316,089     $249,548   $245,094
                                                        ==========   ========== ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

     Current liabilities:
          Accounts payable and accrued expenses           $10,462       $7,588     $8,990
          Customer layaway deposits                         3,795        3,419      2,753
          Income taxes currently payable                    2,367        2,024      2,407
                                                        ----------   ---------- ----------
            Total current liabilities                      16,624       13,031     14,150

     Long-term debt:
          Bank debt                                        91,728       43,900     34,000
          Notes payable - TIAA                             30,000       30,000     30,000
     Deferred income taxes                                                 294        222
                                                        ----------   ---------- ----------
            Total long-term liabilities                   121,728       74,194     64,222

     Stockholders' equity:
          Common stock, $.10 par value per
            share, 80,000,000 shares authorized             3,024        3,024      3,024
          Paid in surplus                                 121,094      120,946    120,955
          Retained earnings                                65,136       51,530     56,004
          Foreign currency translation adjustment          (3,362)      (4,908)    (5,308)
                                                        ----------   ---------- ----------
                                                          185,892      170,592    174,675
          Less - shares held in treasury, at cost          (8,155)      (8,269)    (7,953)
                                                        ----------   ---------- ----------
            Total stockholders' equity                    177,737      162,323    166,722
                                                        ----------   ---------- ----------
            Total liabilities and stockholders' equity   $316,089     $249,548   $245,094
                                                        ==========   ========== ==========

==========================================================================================

See notes to consolidated financial statements.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
(Dollars in thousands, except per share)                (UNAUDITED)

==========================================================================================

                                               Three Months Ended      Nine Months Ended
                                                  September 30            September 30
                                              --------------------   ---------------------
                                                1994       1993         1994       1993
REVENUES
     Sales                                     $34,198    $32,755     $100,691    $96,353
     Pawn service charges                       29,063     22,314       75,087     63,072
                                              --------- ----------   ---------- ----------
          Total revenues                        63,261     55,069      175,778    159,425

COST OF SALES                                   28,405     26,792       81,682     79,740
                                              --------- ----------   ---------- ----------
          Revenues net of cost of sales         34,856     28,277       94,096     79,685
                                              --------- ----------   ---------- ----------

OPERATING EXPENSES:
     Operations                                 19,650     15,687       54,711     46,863
     Administration                              3,554      2,999       10,081      9,241
     Amortization                                  892        847        2,626      2,388
     Depreciation                                2,293      1,765        6,215      4,816
                                              --------- ----------   ---------- ----------
          Total operating expenses              26,389     21,298       73,633     63,308
                                              --------- ----------   ---------- ----------

Income from operations                           8,467      6,979       20,463     16,377

Interest expense, net                            1,757      1,083        3,920      2,480
Other income/(expense)                              64        (38)         (74)        72
                                              --------- ----------   ---------- ----------

Income before income taxes                       6,774      5,858       16,469     13,969
Provision for income taxes                       2,563      2,185        6,271      4,958
                                              --------- ----------   ---------- ----------

NET INCOME                                      $4,211     $3,673      $10,198     $9,011
                                              ========= ==========   ========== ==========

==========================================================================================

Earnings per share:
          Primary                                $0.15      $0.13        $0.35      $0.31
          Fully diluted                          $0.15      $0.13        $0.35      $0.31

Weighted average shares ( in thousands ):
          Primary                               28,869     28,908       28,933     28,911
          Fully diluted                         28,869     28,908       28,933     28,911

==========================================================================================

See notes to consolidated financial statements.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Nine Months Ended September 30, 1994 and 1993
(Dollars in thousands, except shares)                        (UNAUDITED)

==================================================================================================================
                                                                                               Foreign
                                 Common Stock                              Treasury Stock     Currency
                            ---------------------  Paid In    Retained  -------------------- Translation
                              Shares      Amount   Surplus    Earnings   Shares     Amount    Adjustment    Total
                            ------------ -------- ---------- ---------- ---------- --------- ----------- ---------
Balance at
   December 31, 1993         30,235,164   $3,024   $120,955    $56,004  1,832,137   ($7,953)    ($5,308) $166,722

Treasury shares acquired                                                   68,500      (552)                 (552)

Treasury shares reissued                                 64               (76,431)      350                   414

Tax benefit from exercise
   of stock options                                      75                                                    75

Dividends declared                                              (1,066)                                    (1,066)

Foreign currency
   translation adjustment                                                                         1,946     1,946

Net income                                                      10,198                                     10,198

                            ------------ -------- ---------- ---------- ---------- --------- ----------- ---------
Balance at
   September 30, 1994        30,235,164   $3,024   $121,094    $65,136  1,824,206   ($8,155)    ($3,362) $177,737
                            ------------ -------- ---------- ---------- ---------- --------- ----------- ---------

==================================================================================================================

Balance at
   December 31, 1992         30,235,164   $3,024   $120,822    $43,578  2,037,724   ($8,798)    ($4,680) $153,946

Treasury shares reissued                                (36)             (122,543)      529                   493

Tax benefit from exercise
   of stock options                                     160                                                   160

Dividends declared                                              (1,059)                                    (1,059)

Foreign currency
   translation adjustment                                                                          (228)     (228)

Net income                                                       9,011                                      9,011

                            ------------ -------- ---------- ---------- ---------- --------- ----------- ---------
Balance at
   September 30, 1993        30,235,164   $3,024   $120,946    $51,530  1,915,181   ($8,269)    ($4,908) $162,323
                            ------------ -------- ---------- ---------- ---------- --------- ----------- ---------

==================================================================================================================

See notes to consolidated financial statements.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)                                  (UNAUDITED)

==========================================================================================
                                                                       Nine Months Ended
                                                                         September 30
                                                                     ---------------------
                                                                        1994       1993
CASH FLOWS FROM OPERATING ACTIVITIES
Reconciliation of Net Income to Net Cash
   Provided By Operating Activities:
     Net income                                                        $10,198     $9,011
     Adjustments to reconcile net income to net
       cash provided by operating activities:
          Amortization                                                   2,626      2,388
          Depreciation                                                   6,215      4,816
          Increase in service charge receivable                         (3,860)      (329)
          Increase in inventory                                        (13,362)    (9,220)
          Increase (decrease) in prepaid expenses and other                385       (392)
          Decrease in accounts payable and accrued expenses               (122)    (3,298)
          Increase in layaway deposits, net                                978        653
          Decrease in income taxes payable                                (423)       (90)
          Decrease in deferred taxes                                      (795)       (70)
          Cumulative effect of accounting change                                     (265)
                                                                     ---------- ----------
     Net cash provided by operating activities                           1,840      3,204
                                                                     ---------- ----------

CASH FLOWS FROM INVESTING ACTIVITIES
Loans forfeited and transferred to inventory                            50,613     48,325
Loans repaid or renewed                                                139,881    117,759
Loans made, including loans renewed                                   (202,878)  (167,356)
                                                                     ---------- ----------
          Net increase in loans                                        (12,384)    (1,272)
Acquisitions                                                           (11,693)    (8,636)
Investment in and advances to affiliate                                 (2,200)
Purchases of property and equipment                                    (17,182)   (14,136)
Proceeds from sales of property and equipment                            1,230
                                                                     ---------- ----------
     Net cash used by investing activities                             (42,229)   (24,044)
                                                                     ---------- ----------

CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings (payments) under bank lines of credit                    46,600     (6,100)
Proceeds from issuance of long-term debt                                           30,000
Payment of notes payable assumed                                        (4,404)    (5,076)
Proceeds from issuance of stock, net                                       414        493
Treasury stock acquired                                                   (552)
Dividends paid                                                          (1,066)    (1,059)
                                                                     ---------- ----------
     Net cash provided by financing activities                          40,992     18,258
                                                                     ---------- ----------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                    150         39
                                                                     ---------- ----------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                           753     (2,543)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                         2,245      4,233
                                                                     ---------- ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                              $2,998     $1,690
                                                                     ========== ==========

==========================================================================================

See notes to consolidated financial statements.

CASH AMERICA INTERNATIONAL, INC. and Subsidiaries
Notes to Consolidated Financial Statements (UNAUDITED)

================================================================================

NOTE 1 - BASIS OF PRESENTATION

         The accompanying consolidated financial statements include the accounts of Cash America International, Inc. and its wholly-owned subsidiaries (the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation. At September 30, 1994, the Company had a 49% ownership interest in Mr. Payroll Corporation ("Mr. Payroll") (see Note 5).
The investment is being accounted for using the equity method of accounting, whereby the Company records its 49% share of earnings or losses of Mr. Payroll in its consolidated financial statements.

         The financial statements as of September 30, 1994 and 1993 and for the three months and nine months then ended are unaudited but, in management's opinion, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for such interim periods. Operating results for the three months are not necessarily indicative of the results that may be expected for the full fiscal year.

         Certain amounts in the consolidated statements of income for the three months and nine months ended September 30, 1993 have been reclassified to conform with the presentation form adopted in 1994. These reclassifications have no effect on the net income previously reported.

         These financial statements and related notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1993 Annual Report to Stockholders.

NOTE 2 - ACCOUNTING CHANGE

         Effective January 1, 1993 the Company changed its method of accounting for income taxes from the deferred method to the liability method required by FASB Statement No. 109 "Accounting for Income Taxes." As permitted under the new rules, prior years' financial statements have not been restated. The cumulative effect of adopting Statement 109 was to increase net income by $265,000, or $.01 per share, through a reduction in the provision for income taxes during the first quarter of 1993.

NOTE 3 - ACQUISITION

         On September 22, 1994, the Company acquired all of the outstanding stock of Svensk Pantbelaning, a company operating a chain of ten pawnshops in Sweden. The Company paid $5.4 million and assumed liabilities of $17 million, consisting primarily of bank debt. The Company received $18 million of tangible assets, consisting primarily of $16 million in pawn loans outstanding.

         On June 30, 1993, the Company purchased all of the outstanding stock of Express Cash International Corporation ("Express Cash") for $6.2 million in cash. The Company received $6.0 million of tangible assets and assumed $8.7 million of Express Cash liabilities. Express Cash operates 18 pawnshops located in San Antonio, Houston and Laredo, Texas.

NOTE 4 - LONG-TERM DEBT

         On September 21, 1994, in conjunction with the acquisition of Svensk Pantbelaning, the Company's wholly-owned subsidiary, CAII Pantbelaning AB, established a 193,750,000 Swedish kronor ("SEK") term loan (approximately $26,000,000). The term loan matures three years from the date of inception and there is no scheduled amortization of the principal balance prior to maturity. Interest is payable at Stockholm InterBank Offered Rate (STIBOR) plus 1%. As of September 30, 1994 SEK 75,000,000 (approximately $10,000,000) was outstanding under the term loan.

         On May 12, 1993 the Company issued $30,000,000 of "8.33% Senior Notes", due May 1, 2003. Interest is payable on May 1 and November 1 of each year, commencing on November 1, 1993. Mandatory annual payments of $4,285,714 commence May, 1997. On May 28, 1993, the Company entered into two swap agreements for $10,000,000 each, under which the Company receives a fixed rate of 4.87% and pays the bank a variable rate (currently 5.00%) repriced every six months to the prevailing 6 month BBA average LIBOR rate. The effective interest rate on the Senior Notes for the period June 2, 1994 to December 2, 1994 is 8.45% after taking into account the two swap transactions.

         On June 7, 1994 the Company extended the maturity date and made certain modifications to its $125,000,000 unsecured bank line of credit originally entered into on June 29, 1993. The agreement was modified to extend the maturity of $100,000,000 of the line of credit to April 30, 1997 with the remaining $25,000,000 portion scheduled to mature on June 6, 1995. As of September 30, 1994, no borrowings had been made under the $25,000,000 portion of the bank line of credit. The Company has the option each year to request a one-year extension, thus moving the maturity date of the entire facility forward one year.
Interest is paid quarterly at rates determined at the Company's option of either the bank's prime lending rate or LIBOR plus 1%. In addition the agreement provides for annual commitment fees of 3/8% per annum on the unused portion of $100,000,000 of the commitment and .15% per annum on the unused portion of $25,000,000 of the commitment.

NOTE 5 -INVESTMENT IN AFFILIATE

         On July 13, 1994, the Company paid $2 million to acquire a 49% interest in Mr. Payroll, a private, Texas-based company which sells franchised check-cashing kiosks primarily in Southwestern states. The Company intends to operate franchised check-cashing kiosks in some of its pawnshop locations.

         In conjunction with the Company's investment, the Company has entered into a revolving credit agreement with Mr. Payroll which provides for maximum borrowings of $1 million from the Company. Interest is payable quarterly at the LIBOR rate plus four percent. The entire unpaid principal balance is due and payable in full on February 28, 1997. Mr. Payroll has granted the Company a security interest and lien in and to all of its assets. As of September 30, 1994, Mr. Payroll had borrowings outstanding of $200,000.

NOTE 6 - LITIGATION

      The Company is a defendant in certain lawsuits encountered in the ordinary course of its business. In the opinion of management, the resolution of these matters will not have a material adverse effect on the Company's financial position or results of operations.

SUMMARY OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THIRD QUARTER ENDED SEPTEMBER 30, 1994 vs
THIRD QUARTER ENDED SEPTEMBER 30, 1993
================================================================================

SUMMARY CONSOLIDATED FINANCIAL DATA

     The following table sets forth selected consolidated financial data with respect to the Company for the three months ended September 30, 1994 and 1993.

                                                                       ($ in thousands)
                                                                    1994              1993          Change
                                                                 ----------        ----------     ----------
  Sales                                                            $34,198           $32,755          4%
  Cost of sales                                                     28,405            26,792          6%
                                                                 ----------        ----------     ----------

  Gross profit                                                       5,793             5,963         (3)%
  Pawn service charges                                              29,063            22,314          30%
                                                                 ----------        ----------     ----------
    Revenues net of cost of sales                                  $34,856           $28,277          23%
                                                                 ==========        ==========     ==========

Other Data:
  Gross profit as a percentage of sales                               16.9%             18.2%         (7)%
  Average annual inventory turnover                                    1.6X              1.6X          0%
  Annual yield on loans                                                174%              174%          0%
  Average inventory balance per
   average location in operation                                      $231              $238          (3)%
                                                                 ----------        ----------     ----------
  Average loan balance per
   average location in operation                                      $209              $187          12%
  Average pawn loan at end of
   period (whole dollars)                                              $86               $73          18%
  Expenses as a percentage of
   revenues net of cost of sales:
     Operations                                                       56.4%             55.5%          2%
     Administration                                                   10.2%             10.6%         (4)%
     Depreciation and amortization                                     9.1%              9.2%         (1)%
     Interest, net                                                     5.0%              3.8%         32%

Locations in Operation:
  Beginning of period                                                  306               270
  Acquired                                                              10                 1
  Established                                                           17                 5
  Combined                                                             ---                (2)
                                                                 ----------        ----------

  End of period                                                        333               274          22%
                                                                 ==========        ==========     ==========
  Average number of locations in
     operations during the period (a)                                  316               273          16%
                                                                 ==========        ==========     ==========

(a) Averages based on accumulation of month-end balances and dividing aggregate total by total months in the period.

NINE MONTHS ENDED SEPTEMBER 30, 1994 vs
NINE MONTHS ENDED SEPTEMBER 30, 1993
================================================================================
Summary Consolidated Financial Data

     The following table sets forth selected consolidated financial data with respect to the Company for the nine months ended September 30, 1994 and 1993.


                                                                    ($ in thousands)
                                                                    1994              1993          Change
                                                                 ----------        ----------     ----------
  Sales                                                           $100,691           $96,353           5%
  Cost of sales                                                     81,682            79,740           2%
                                                                 ----------        ----------     ----------

  Gross profit                                                      19,009            16,613          14%
  Pawn service charges                                              75,087            63,072          19%
                                                                 ----------        ----------     ----------
    Revenues net of cost of sales                                  $94,096           $79,685          18%
                                                                 ==========        ==========     ==========



Other Data:
  Gross profit as a percentage of sales                               18.9%             17.2%         10%
  Average annual inventory turnover                                    1.6X              1.8X        (11)%
  Annual yield on loans                                                175%              173%          1%
  Average inventory balance per
   average location in operation                                      $223              $235          (5)%
  Average loan balance per
   average location in operation                                      $191              $190           1%
  Average pawn loan at end of
   period (whole dollars)                                              $86               $73          18%
  Expenses as a percentage of
   revenues net of cost of sales:
     Operations                                                       58.1%             58.8%         (1)%
     Administration                                                   10.7%             11.6%         (8)%
     Depreciation and amortization                                     9.4%              9.0%          4%
     Interest, net                                                     4.2%              3.1%         35%

Locations in Operation:
  Beginning of period                                                  280               249
  Acquired                                                              21                21
  Established                                                           35                13
  Combined                                                              (3)               (9)
                                                                 ----------        ----------

  End of period                                                        333               274          22%
                                                                 ==========        ==========     ==========
  Average number of locations in
     operation during the period (a)                                   300               257          17%
                                                                 ==========        ==========     ==========


(a) Averages based on accumulation of month-end balances and dividing aggregate total by total months in the period.

3RD QUARTER AND NINE MONTHS ENDING
SEPTEMBER 30, 1994 VS. 1993

IMPACT OF EXPANDING OPERATIONS

         The Company expanded its operations over the 21-month period from January 1, 1993 through September 30, 1994 with the addition of 97 pawnshops. Fifty-four stores were started during the period and forty-three stores were acquired, culminating with the September 22, 1994 acquisition of the 10-store chain of loan-only pawnshops of Svensk Pantbelaning based in Stockholm, Sweden. Thirteen stores were combined into existing locations, for a net addition of 84 stores during the period. At the end of the period, the Company operated 333 pawnshops--294 in 14 states in the United States, 29 jewelry-only, loan-only pawnshops in the United Kingdom, which operate under a subsidiary of the Company, Harvey & Thompson, Ltd., and the ten locations in Sweden. In addition to the acquisition of the Svensk Pantbelaning group, included in the acquired stores is a chain of 18 pawnshops acquired from Express Cash International Corporation ("Express Cash") on June 30, 1993.

         Revenues net of cost of sales increased 23% and 18%, respectively, in the third quarter and first nine months of 1994 compared to the same periods of 1993, with the increase arising from new store additions in the periods and growth in existing stores. The average number of stores in operation for the periods increased by 16% in the third quarter and 17% for the nine month period. Revenues net of cost of sales on comparable stores (those in operation more than one year) increased 12% in the third quarter and 5% in the year-to-date period ending September 30, 1994, compared to the same periods in the prior year.

SALES AND GROSS PROFIT

         Sales for the three months and nine months ended September 30, 1994 increased 4% and 5% compared to the same periods of 1993. Sales from new stores accounted for the increase in overall sales, with comparable store sales down 3% and 6% from the third quarter and first nine months of the prior periods. Gross profit margins for the three months and nine months ended September 30, 1994 were 17% and 19%, respectively, which were relatively unchanged compared to 18% and 17% for the same periods in 1993. Inventory turns were down to 1.6 times for the three months and nine months ending September 30, 1994 compared to 1.6 and 1.8 times, respectively, in the prior periods. Contributing to the decline in inventory turns were higher concentrations of startup stores, which have lower turns during the first year of operations, and a decrease in comparable store sales.

The decline in comparable store sales is partially attributable to the Company's decision to omit a seasonal sales promotion during the first half of 1994, and to reduced sales of jewelry and other merchandise at wholesale.

PAWN SERVICE CHARGES

         Pawn service charges for the three months and nine months ended September 30, 1994 increased 30% and 19%, respectively, compared to the same periods in 1993. The average number of pawnshops increased by 16% and 17% during the periods, and loans outstanding on comparable stores increased by 16% and 9% in 1994 over the three and nine month periods ending September 30, 1993. The average annual yield on pawn loans outstanding during the three and nine month periods ending September 30, 1994 was virtually unchanged at approximately 174% during the periods, compared to the same periods in 1993.

         The increase in average pawn loans and loan balances per location by 18% and 12%, respectively, is due to the acquisition of Svensk Pantbelaning, which lends higher amounts per average loan and has larger loan balances per shop.

EXPENSES

         Operating expenses increased 25% and 17%, respectively, for the three months and nine months ended September 30, 1994 over the same periods in 1993, resulting from the increase in number of stores in operation during the periods. Operating expenses relative to revenues net of cost of sales were relatively unchanged during the periods at 56% and 58% in the third quarter and first nine months of 1994, compared to 56% and 59% for the same periods in 1993. The increase during the third quarter in excess of the 16% growth in average number of stores in operation was the result of more personnel being trained during the quarter in preparation for the 1994 holiday season and for future store development.

         Administrative expenses for the three months and nine months ended September 30, 1994 were up 19% and 9% over the same periods in 1993, with the increases related to the number of stores opened. As a result of low growth in administrative expenses and an increase in revenues net of cost of sales, administrative expense as a percentage of revenues net of cost of sales dropped from 11% and 12% for the third quarter and year to date of 1993 to 10% and 11% during the same periods in 1994.

         Depreciation and amortization as a percentage of revenues net of cost of sales was virtually unchanged at approximately 9% in each of the four periods. Net interest expense increased from 4% to 5% of revenues net of cost of sales during the third quarter, and from 3% to 4% in the first nine months from 1993 to 1994 due to higher interest rates on outstanding debt and a larger average outstanding balance during the 1994 periods. In addition, interest rates increased on a long-term, fixed rate debt related to a private placement of $30,000,000 in May 1993, the proceeds of which were used to reduce lower-rate short term bank debt.

OTHER INCOME

         During the first nine months of 1994, the Company sold certain non-operating assets at a loss, before taxes, of approximately $200,000. Other income for the third quarter of 1994 includes $16,000 for the Company's proportionate share of the net earnings of Mr. Payroll Corporation. The remainder of the other income is rent income, miscellaneous refunds and other items.

INCOME TAXES

         During the first quarter of 1993, the Company changed its method of accounting for income taxes from the deferred method to the liability method required by FASB Statement No. 109, "Accounting for Income Taxes". The cumulative effect of adopting FAS 109 was to increase net income by $265,000 during the first quarter of 1993. Absent this change in accounting for income taxes, the tax rate increased from 37% in the three and nine months ended September 30, 1993 to 38% for the same periods in 1994 as the result of a 1% change in the Federal statutory rate during 1993 and higher earnings during the first half of 1994 from stores in states which have state income taxes.

LIQUIDITY AND CAPITAL RESOURCES

         During the first nine months of 1994, the Company's capital expenditures totaled $29 million. The Company invested $12 million on the acquisition of 21 pawnshops and $17 million on real estate, leasehold improvements, and equipment for startup locations, remodeling selected pawnshops, additions to its computer systems, and other fixed asset purchases.

         Included in the acquisitions noted above, on September 22, 1994 the Company finalized a transaction in which a subsidiary of the Company acquired all of the shares of a group of companies in Sweden which comprise the

Svensk Pantbelaning chain of 10 pawnbroking locations. The Company paid $5 million and assumed liabilities of $17 million to obtain the companies, which had as their principal assets pawn loans outstanding of $16 million.

         The funding of these items has come from the Company's three-year, $125 million revolving bank line of credit, operating earnings, and a new term loan in Sweden for 193,750,000 Swedish Kronor (approximately $26 million), which was used in making the acquisition of Svensk Pantbelaning. The term loan was established on September 21, 1994 by the Company's wholly-owned subsidiary, CAII Pantbelaning AB, matures three years from the date of inception, and has no scheduled amortization of the principal balance prior to maturity. Interest is payable at Stockholm InterBank Offered Rate (STIBOR) plus 1%. As of September 30, 1994 SEK 75 million (approximately $10 million) was outstanding under the loan.

         On July 13, 1994 the Company acquired for $2 million a 49% interest in Mr. Payroll Corporation, a private, Texas-based company which sells franchised check-cashing kiosks primarily in southwestern states. The Company has accounted for the investment and the earnings therefrom under the equity method of accounting.

         In addition to the bank line of credit, the Company on May 12, 1993 issued $30 million of Senior Unsecured Notes, due May 1, 2003, to Teachers Insurance and Annuity Association of America. The unsecured notes bear interest at 8.33% and are payable in seven equal principal installments beginning May 1, 1997. The Company has entered into an interest rate swap on $20 million of these notes, which resulted in an effective floating interest rate, currently at 8.4%, on the debt.

         Management believes that borrowings available under its $125 million revolving bank line of credit facility, the term loan of SEK 193,750,000 in Sweden, and a L.5 million line of credit available in Harvey & Thompson, Ltd. through a U.K. commercial bank, combined with cash generated from operations and current working capital of $168 million will be sufficient to meet the Company's anticipated future capital requirements.

FOREIGN OPERATIONS

         Presented below is selected consolidated financial data for Harvey & Thompson and Svensk Pantbelaning as of September 30, 1994 and 1993 and for the third quarter and nine months then ended. Acquired on September 22, 1994, Svensk Pantbelaning operates a ten store chain of loan-only pawnshops in Sweden in a manner similar to the way Harvey & Thompson operates in the U.K. The results of operations for Svensk Pantbelaning have been included in the Company's operations for the month of September.

         Balance sheet data for Harvey & Thompson has been converted from pounds sterling into U.S. dollars using the end of the period currency exchange rate of 1.5775 at September 30, 1994 and 1.4960 at September 30, 1993. Income statement data for Harvey & Thompson has been converted at average exchange rates of 1.5508 and 1.5163 respectively, for the three month and nine month periods ending September 30, 1994 compared to 1.5058 and 1.4941 for the same periods in 1993.

         Balance sheet data for Svensk Pantbelaning has been converted from Swedish kronor into U.S. dollars using the end of the period currency exchange rate of 7.4783. Income statement data for Svensk Pantbelaning has been converted at an average exchange rate of 7.5210 for the period ending September 30, 1994.

FOREIGN OPERATIONS

                                              Three Months     Three Months
                                                 Ended            Ended
                                              September 30     September 30
                                                  1994             1993         Change
                                              ------------     ------------    --------
                                                         ($ in thousands)
Income Statement Data:
     Total revenues                              $3,357            $2,318           45%
     Cost of sales                                  161               196          (18%)
     Expenses                                     1,492             1,002           49%
     Income from operations                       1,704             1,120           52%

Other Data:
     Total average locations                         32                27           19%
     Gross profit margin                           36.4%             38.9%          (6%)
     Average annual inventory turns                 2.4X              2.5X          (4)%
     Ending loan balance                        $30,562           $11,494          166%
     Average loan balance
       per average location in operation           $566              $415           36%
     Expenses as a percentage of reven
       net of cost of sales:
         Operations                                32.1%             32.4%          (1%)
         Administration                             9.3%              9.7%          (4%)



                                               Nine Months     Nine Months
                                                 Ended            Ended
                                              September 30     September 30
                                                  1994             1993         Change
                                              ------------     ------------    --------
                                                         ($ in thousands)
Income Statement Data:
     Total revenues                              $8,483            $6,439           32%
     Cost of sales                                  522               558           (6%)
     Expenses                                     3,791             2,897           31%
     Income from operations                       4,170             2,985           40%

Other Data:
     Total average locations                         30                26           15%
     Gross profit margin                           38.2%             35.8%           7%
     Average annual inventory turns                 2.9X              2.3X          26%
     Average loan balance
       per average location in operation           $493              $411           20%
     Expenses as a percentage of revenues
       net of cost of sales:
         Operating                                 32.5%             32.8%          (1%)
         Administrative                             9.8%             11.3%         (13%)

DOMESTIC OPERATIONS

         Presented below is selected financial data for the Company's domestic operations as of September 30, 1994 and 1993 and for the three months then ended:

                                                                       ($ in thousands)
                                                                    1994              1993          Change
                                                                 ----------        ----------     ----------
Sales                                                              $33,945           $32,434           5%
Cost of sales                                                       28,244            26,596           6%
                                                                 ----------        ----------     ----------
Gross profit                                                         5,701             5,838          (2)%
Pawn service charges                                                25,959            20,317          28%
                                                                 ----------        ----------     ----------
      Revenues net of cost of sales                                $31,660           $26,155          21%
Operating expenses:
  Operations                                                        18,623            14,999          24%
  Depreciation and amortization                                      3,016             2,503          20%
  Administration                                                     3,258             2,794          17%
                                                                 ----------        ----------     ----------
      Total operating expenses                                      24,897            20,296          23%
                                                                 ----------        ----------     ----------
Income from operations                                               6,763             5,859          15%
                                                                 ==========        ==========     ==========

  Gross profit as a percentage of sales                               16.8%             18.0%         (7)%
  Average annual inventory turnover                                    1.6X              1.6X          0%
  Average inventory balance per
    average location in operation                                     $256              $262          (2)%
  Average loan balance per
    average location in operation                                     $168              $162           4%
  Average pawn loan at end of
    period (whole dollars)                                             $68               $68           0%
  Expenses as a percentage of revenues
    net of cost of sales:
     Operations                                                       58.8%             57.4%          2%
     Administration                                                   10.3%             10.7%         (4)%
     Depreciation and amortization                                     9.5%              9.6%         (1)%
     Interest, net                                                     5.0%              4.3%         16%
Domestic Locations in Operation:
  Beginning of period                                                  277               244
  Acquired                                                             ---               ---
  Established                                                           17                 5
  Combined                                                             ---                (2)
                                                                 ----------        ----------     ----------
  End of period                                                        294               247          19%
                                                                 ==========        ==========     ==========
  Average number of locations in
      operation during the period (a)                                  285               246          16%
                                                                 ==========        ==========     ==========



(a) Averages based on accumulation of month-end balances and dividing aggregate total by total months in the period.

DOMESTIC OPERATIONS

         Presented below is selected financial data for the Company's domestic operations as of September 30, 1994 and 1993 and for the nine months then ended:

                                                                       ($ in thousands)
                                                                    1994              1993          Change
                                                                 ----------        ----------     ----------
Sales                                                              $99,848           $95,484           5%
Cost of sales                                                       81,161            79,182           2%
                                                                 ----------        ----------     ----------
Gross profit                                                        18,687            16,302          15%
Pawn service charges                                                67,445            57,502          17%
                                                                 ----------        ----------     ----------
      Revenues net of cost of sales                                $86,132           $73,804          17%
Operating expenses:
  Operations                                                        52,120            44,934          16%
  Depreciation and amortization                                      8,419             6,903          22%
  Administration                                                     9,303             8,575           8%
                                                                 ----------        ----------     ----------
      Total operating expenses                                      69,842            60,412          16%
                                                                 ----------        ----------     ----------
Income from operations                                              16,290            13,392          22%
                                                                 ==========        ==========     ==========

Other Data:
  Gross profit as a percentage of sales                               18.7%             17.1%         9%
  Average annual inventory turnover                                    1.6X              1.7X        (6)%
  Average inventory balance per
    average location in operation                                     $247              $260         (5)%
  Average loan balance per
    average location in operation                                     $157              $165         (5)%
  Average pawn loan at end of
    period (whole dollars)                                             $68               $68          0%
  Expenses as a percentage of revenues
    net of cost of sales:
     Operations                                                       60.5%             60.8%         0%
     Administration                                                   10.8%             11.6%        (7)%
     Depreciation and amortization                                     9.8%              9.4%         4%
     Interest, net                                                     4.4%              3.5%         26%
                                                                 ----------        ----------     ----------
Domestic Locations in Operation:
  Beginning of period                                                  251               223
  Acquired                                                              11                20
  Established                                                           35                13
  Combined                                                              (3)               (9)
                                                                 ----------        ----------     ----------
  End of period                                                        294               247          19%
                                                                 ==========        ==========     ==========
  Average number of locations in
      operation during the period (a)                                  270               231          17%
                                                                 ==========        ==========     ==========



(a) Averages based on accumulation of month-end balances and dividing aggregate total by total months in the period.

                                    PART II



Item 1.  LEGAL PROCEEDINGS

         See Note 6 of Notes to Consolidated Financial Statements


Item 2.  CHANGES IN SECURITIES

                  Not Applicable


Item 3.  DEFAULTS UPON SENIOR SECURITIES

                  Not Applicable


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  Not Applicable


Item 5.  OTHER INFORMATION

                  Not Applicable


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits -

                  27    Financial Data Schedule


         (b)      Reports on Form 8-K - None

                                   SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                       CASH AMERICA INTERNATIONAL, INC.
                                 (Registrant)




                      BY:   /s/ DALE R. WESTERFELD

                            Dale R. Westerfeld
                            Vice President and
                            Chief Financial Officer



                    Date:         November  11, 1994

                              INDEX TO EXHIBITS



                                                                             SEQUENTIALLY
EXHIBIT                                                                        NUMBERED
NUMBER              DESCRIPTION                                                  PAGE
- -------             -----------                                              ------------

27                  Financial Data Schedule.
