Form 10-K
CASH AMERICA INTERNATIONAL INC
filed 1995-03-29
CIK 807884

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549
                          -------------------------
                                  FORM 10-K
(Mark One)
    [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended December 31, 1994

                                      OR

   [  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

          For the transition period from ___________  to ____________

                         Commission File Number 1-9733

                          -------------------------

                   CASH AMERICA INTERNATIONAL, INC.  (Exact
               name of registrant as specified in its charter)

         TEXAS                                              75-2018239
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                          Identification No.)

     1600 WEST 7TH STREET
     FORT WORTH, TEXAS                                     76102-2599
(Address of principal executive offices)                   (Zip Code)

      Registrant's telephone number, including area code: (817) 335-1100

                          -------------------------

         Securities Registered Pursuant to Section 12(b) of the Act:

                                                 Name of Each Exchange
   Title of Each Class                            on Which Registered
   -------------------                           ---------------------
     Common Stock                               New York Stock Exchange
$.10 par value per share

         Securities Registered Pursuant to Section 12(g) of the Act:

                                     None

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X    No
                                               -----     -----

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.   [ ]

        The aggregate market value of 27,834,156 shares of the registrant's common stock held by nonaffiliates on March 8, 1995 was approximately $198,318,361.

        At March 8, 1995 there were 28,577,575 shares of the registrant's Common Stock, $.10 par value, issued and outstanding.

                     DOCUMENTS INCORPORATED BY REFERENCE

        The Registrant's Annual Report to Shareholders for the year ended December 31, 1994 and the definitive Proxy Statement pertaining to the 1995 Annual Meeting of Shareholders are incorporated herein by reference into Parts II and IV, and Part III, respectively.

================================================================================

                        CASH AMERICA INTERNATIONAL, INC.

                          YEAR ENDED DECEMBER 31, 1994

                               INDEX TO FORM 10-K



PART I  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   1
   Item 1.  Business  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   1
   Item 2.  Properties  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  12
   Item 3.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  14
   Item 4.  Submission of Matters to a Vote of Security Holders . . . . . . . . . . . . . . . . . . . . . .  14

PART II . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  14
   Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters . . . . . . . . . . . . .  14
   Item 6.  Selected Financial Data . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  14
   Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations . . . . .  15
   Item 8.  Financial Statements and Supplementary Data . . . . . . . . . . . . . . . . . . . . . . . . . .  15
   Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial  Disclosure . . . . .  15

PART III  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  15
   Item 10.  Directors and Executive Officers of the Registrant . . . . . . . . . . . . . . . . . . . . . .  15
   Item 11.  Executive Compensation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  15
   Item 12.  Security Ownership of Certain Beneficial Owners and Management . . . . . . . . . . . . . . . .  15
   Item 13.  Certain Relationships and Related Transactions . . . . . . . . . . . . . . . . . . . . . . . .  15

PART IV . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  15
   Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K . . . . . . . . . . . . . . .  16


                                   SIGNATURES

                                 INTRODUCTION

        Cash America International, Inc. (the "Company") was incorporated in Texas on October 4, 1984, to succeed to the business, assets and liabilities of a predecessor corporation formed one year earlier to engage in the pawnshop business. As of December 31, 1994, the Company owns pawnshops through wholly-owned subsidiaries in Texas, Louisiana, Tennessee, Oklahoma, Georgia, Florida, Ohio, Kentucky, Indiana, Colorado, Missouri, Alabama, North Carolina, South Carolina, the United Kingdom and Sweden. The Company's principal executive offices are located at 1600 West Seventh Street, Fort Worth, Texas 76102, and its telephone number is (817) 335-1100. As used herein, the "Company" includes Cash America International, Inc., its subsidiaries and its predecessor company.

                                     PART I

ITEM 1.  BUSINESS

GENERAL

        The Company is engaged in acquiring, establishing and operating pawnshops which lend money on the security of pledged tangible personal property. Pawnshops function as convenient sources of consumer loans and as sellers primarily of previously-owned merchandise acquired in forfeited pawn transactions. The Company contracts for a pawn service charge to compensate it for the loan. The pawn service charge is calculated as a percentage of the loan amount based on the size and duration of the loan, in a manner similar to which interest is charged on a loan, and has generally ranged from 12% to 240% annually, as permitted by applicable state pawnshop laws. The pledged property is held through the term of the loan, which, in the Company's domestic operations, is generally one month with an automatic sixty-day redemption period unless otherwise earlier paid, renewed or extended. (For pawn service charges and loan periods applicable to the Company's foreign operations, see "Business--Regulation." ) A majority of the amounts loaned by the Company are paid in full, together with accrued service charges, or are renewed or extended through payment of accrued service charges. For the years 1992, 1993, and 1994, loans paid and renewed as a percentage of loans made were 69.7%, 71.7%, and 70.7% respectively. In the event that the borrower does not pay his loan, the unredeemed collateral is forfeited to the Company and then becomes inventory available for sale in the pawnshop.

        The Company's growth has been the result of its business strategy of acquiring existing pawnshops and establishing new pawnshops that can benefit from the Company's centralized management and standardized operations. The Company intends to continue its business strategy of acquiring and establishing pawnshops, increasing its share of consumer loan business, and concentrating multiple pawnshops in regional and local markets in order to expand market penetration, enhance name recognition and reinforce marketing programs. The Company believes that a large portion of its customers consists of individuals who do not regularly transact business with banks. These generally are persons who do not have checking accounts and conduct as many of their transactions as possible on a cash basis.

        Pursuant to the Company's business expansion strategy, the Company added a net 71 locations in 1992, 31 locations in 1993 and 60 locations in 1994. Of these net 162 locations added, 88 were acquisitions and 88 were start-ups, while 14 locations were either closed or combined. Included in the 1992 acquisitions are the February 1992 acquisition of the Harvey & Thompson pawnbrokerage business, consisting of 26 locations situated in London, England and 11 other cities in the United Kingdom, and the November 1992 purchase of a chain of 12 pawnshops located in the Fort Worth, Texas area. On June 30, 1993, the Company acquired 18 pawnshops, located primarily in San Antonio and Houston, Texas, from Express Cash International Corporation. On September 22, 1994, the Company acquired the ten-pawnshop Svensk Pantbelaning chain in Sweden. As of December 31, 1994, the Company had 300 domestic and 40 foreign operating locations.

        The Company plans to continue to expand its operating locations through acquisitions and new start-ups. However, during 1992 the Company moved to a strategy of opening more start-up units and acquiring fewer stores relative to total additions. Excluding the two chains discussed above, the Company acquired 15 stores in individual purchase transactions during 1993 and 1994.

LENDING FUNCTION

                 The Company is engaged in the business of lending money on the security of pledged goods. The pledged goods are generally tangible personal property other than securities or printed evidences of indebtedness and generally consist of jewelry, tools, televisions and stereos, musical instruments, firearms, and other miscellaneous items. (In the Company's foreign operations, the pledged goods predominately consist of jewelry.) The pledged tangible personal property is intended to provide security to the Company for the repayment of the loan. Pawn loans are made without personal liability to the borrower. Because the loan is made without the borrower's personal liability, the Company does not investigate the creditworthiness of the borrower, but relies on the pledged personal property, and the possibility of its forfeiture, as a basis for its lending decision. The Company contracts for a pawn service charge as compensation for the loan. Pawn service charges contributed approximately 74% of the Company's total revenues net of costs of sales in 1992, 76% in 1993 and 78% in 1994.

        At the time a pawn transaction is entered into, a pawn loan agreement, commonly referred to as a pawn ticket, is delivered to the borrower (pledgor) that sets forth, among other items, the name and address of the pawnshop and the borrower, the borrower's identification number from his or her driver's license or other approved identification, the date, the identification and description of the pledged goods, including applicable serial numbers, the amount financed, the pawn service charge, the maturity date, the total amount that must be paid to redeem the pledged goods on the maturity date and the annual percentage rate.

        With regard to domestic operations, the amount that the Company is willing to finance is typically based on a percentage of the pledged personal property's estimated resale value. The sources for the Company's determination of the estimated resale value are numerous and include catalogues, blue books, newspapers and previous similar pawn loan transactions. These sources, together with the employees' experience in selling similar items of merchandise in particular pawnshops, influence the determination of the estimated resale value of such items. The Company does not utilize a standard or mandated percentage of estimated resale value in determining the amount to be financed. Rather, the employees have the authority to set the percentage for a particular item and determine the ratio of loan amount to estimated resale value with the expectation that, if the item is forfeited to the pawnshop, its subsequent resale would yield a gross profit margin consistent with the Company's historical experience. The pledged property is held through the term of the loan, which generally is one month with an automatic sixty-day redemption period (see "Regulation" for exceptions in certain states), unless earlier paid, renewed or extended. A majority of the amounts loaned by the Company are paid in full with accrued service charges or are renewed or extended through payment of accrued service charges. In the event the borrower does not pay, renew or extend his loan, the unredeemed collateral is forfeited to the Company and then becomes inventory available for sale. The Company does not record loan losses or charge-offs inasmuch as, if the loan is not repaid, the principal amount loaned plus the accrued service charge becomes the carrying cost of the forfeited collateral ("inventory") that is to be recovered through the resale function described below.

        With regard to the Company's foreign operations, the amount that the pawnshop is willing to finance in a pledge of jewelry is typically based on a fixed amount per gram of the gold or silver content of the pledged property plus additional amounts for diamonds and other features which, in the store management's assessment, enhance the market value of the pledged property. Declines in gold and silver prices historically have resulted in reduction of the amount that the pawnshop is willing to lend against an item, which reduces the amount of the pawnshop's loan portfolio and related pawn service charge income. Declines in gold and silver prices generally will also reduce the resale value of jewelry items acquired by the pawnbroker in pawn transactions, and could adversely affect the Company's ability to recover the carrying cost of the acquired collateral. The pawn loans are made for a term of six months with an approximate annual yield in 1994 of 65%. The collateral is held through the term of the loan, and, in the event that the loan is not paid or renewed on or before maturity, the unredeemed collateral is sold at auction or by private sale.

        Based on the Company's approximate average annual yield on its pawn loans, the average amount of accrued service charges on pawn loans not repaid approximates 50% of the principal amount loaned. The recovery of the principal amount loaned and accrued service charges, as well as realization of an additional gross profit on sales of inventory, is dependent on the Company's initial assessment of the property's estimated resale value. Improper assessment of the resale value of the collateral in the lending function can result in reduced marketability of the property and resale of the property for an amount less than the principal plus accrued service charge. However, historically, the Company has experienced gross profits from sales of inventory. For 1992, 1993 and 1994, the Company experienced gross profit margins on sales of inventory of 21%, 19% and 19%, respectively.

        At December 31, 1994, the Company had approximately 879,800 loans outstanding with an aggregate balance outstanding of $78,095,000 or $89 per loan outstanding.

        Presented below is information with respect to pawn loans (exclusive of accrued pawn service charges) made, acquired, repaid and forfeited for the years ended December 31, 1992, 1993 and 1994:



                                                                                            Year Ended December 31,
                                                                                  ------------------------------------------
                                                                                    1992               1993           1994
                                                                                  --------           --------       --------
                                                                                                 ($ in thousands)
Loans made (a)  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         $192,536           $224,165       $285,818
Loans acquired  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           13,159              3,267         17,297
Loans paid  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (88,358)          (105,739)      (136,575)
Loans renewed . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (45,852)           (54,967)       (65,356)
Loans Forfeited:
     Transferred to inventory . . . . . . . . . . . . . . . . . . . . . .          (51,406)           (62,300)       (70,032)
     Sold at auction  . . . . . . . . . . . . . . . . . . . . . . . . . .             (721)            (1,724)        (3,111)
Effect of exchange rate translation . . . . . . . . . . . . . . . . . . .           (1,782)              (270)           965
Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           -0-                  (269)       -0-
                                                                                  --------           --------       --------
     Net increase in pawn loans  outstanding at end of period . . . . . .          $17,576             $2,163        $29,006
                                                                                  ========           ========       ========
Loans paid or renewed as a percent of loans made  . . . . . . . . . . . .             69.7%              71.7%          70.7%
                                                                                  ========           ========       ========

_________________________

(a)  Includes loans renewed.

RESALE FUNCTION

        The Company engages in the sale of inventory acquired when a pawn loan is not repaid, when used goods are purchased from the general public and when new merchandise is acquired from vendors. New goods consist primarily of accessory merchandise which enhances the marketability of existing inventory, such as tools, consumer electronics and new jewelry items purchased during peak selling seasons. For the year ended December 31, 1994, $142,524,000 of merchandise was added to inventory, other than from pawnshop acquisitions. Of such amount, $107,926,000 was from pawn loans not paid, including $37,894,000 from accrued pawn service charges and $70,032,000 from the principal amount of loans forfeited.

        The Company does not provide its customers with warranties on the used merchandise sold. The Company permits its customers to purchase inventory on a layaway plan whereby the customer agrees to purchase an item by making an initial cash deposit representing a small part of the selling price and making additional, non-interest bearing payments of the balance of the selling price in accordance with a specified schedule. The Company then separates the specified item from its showroom and holds the item until the selling price is paid in full. Should the customer fail to make a required payment, the item is returned to the showroom. At December 31, 1994, the Company held approximately $3,576,000 in customer layaway deposits.

        The Company provides an allowance for shrinkage and valuation of its inventory based on management's evaluation of the merchandise. Management's evaluation takes into consideration historical shrinkage, the quantity and age of slow-moving goods on hand and markdowns necessary to liquidate slow-moving goods. At December 31, 1994, total inventory on hand was $80,894,000, after deducting $2,514,000 for allowance for shrinkage and valuation of inventory.

OPERATIONS

        Store Management

        Each location has a manager who is responsible for supervising its personnel and assuring that it is managed in accordance with Company guidelines and established policies and procedures. Each manager reports to an Area Manager who typically oversees approximately five to ten store managers. Each Area Manager reports to a Regional Manager or Division Manager. As of January 1, 1995, the Company has established five geographic operating divisions, each of which is managed by a Division Manager. The Harvey & Thompson and Svensk Pantbelaning chains follow a similar management organization, with a managing director overseeing these operations.

        Trade Name

        The Company operates its pawnshops under the trade name "Cash America Pawn" in the U.S., "Harvey & Thompson Pawnbrokers" in the U.K., and "Svensk Pantbelaning" in Sweden. The Company has registered the "Cash America" mark and descriptive logos and phrases with the United States Patent and Trademark Office.

        Personnel

        The Company employs approximately 2,475 employees as of December 31, 1994. Of the total employees, approximately 180 were in executive, administrative, clerical and accounting functions.

        The Company has an established training program that provides a combination of classroom instruction, video presentation and on-the-job loan and sales experience. The new employee is introduced to the business through an orientation program and through a three-month training program that includes classroom and on-the-job training in loans, layaways, inventory and general administration of store operations.

        The experienced employee receives training and an introduction to the fundamentals of management to acquire the skills necessary to move into management positions within the organization. Manager training involves a twelve month program and includes additional management principles and more extensive training in income maximization, recruitment, inventory control and cost efficiency.

FUTURE EXPANSION

        Since its inception, the Company has engaged in a series of mergers and acquisitions to expand its business. The Company's objective is to continue to expand the number of pawnshops it owns and operates through acquisitions and by establishing new stores. Management believes that such anticipated expansion will provide economies of scale in supervision, purchasing, administration and marketing by decreasing the overall average cost of such functions per store owned. The primary pawnshop acquisition criteria include evaluation of the volume of annual loan transactions, outstanding loan balances, inventory on hand, sales history, and location and condition of the facility, including lease terms or fair market value of the facility if it is to be purchased. The primary pawnshop start-up criteria include the facility-related items noted above and conditions in the surrounding community indicating a sufficient level of potential customers.

        The Company's business strategy is to continue expanding its pawnshop business into jurisdictions outside of its existing geographic markets. Consistent with its business strategy, in 1993 the Company expanded operations into the states of Indiana and Colorado and in 1994 expanded into Missouri, Alabama, North Carolina, South Carolina, and Sweden. The Company will consider expanding into other markets which meet the risk/reward considerations of the Company.

        The Company's expansion has not only been in acquiring previously owned pawnshops, but also in establishing new locations. After a suitable location has been found and a lease and license are obtained, the new location can be ready for business within four to six weeks, with completion of sales counters, vaults and security system and transfer of inventory from other locations. The approximate start-up costs, including fixtures, for recently established pawnshops have ranged from $150,000 to $250,000, with an average cost per location of approximately $200,000. This amount does not include inventory transferred from other stores, funds to advance on pawn loans and operating expenses.

        The Company's expansion program is subject to numerous factors which cannot be predicted, such as the availability of attractive acquisition candidates or sites on suitable terms and general economic conditions. Further, there can be no assurance that future expansion can be continued on a profitable basis. Among other factors, the following factors will impact the Company's future planned expansion.

        Statutory Requirements. The Company's ability to add newly-established stores in Texas counties having a population of more than 250,000 is limited by a law that became effective September 1, 1991, which requires a finding of public need and probable profitability by the Texas Consumer Credit Commissioner as a condition to the issuance of any new pawnshop license. In addition, the present statutory and regulatory environment of some states renders expansion into those states impractical. See "Business -- Regulation."

        Competition. The Company faces competition in its acquisition program. In recent years, several pawnshop companies have completed public securities offerings and have announced active expansion and acquisition programs. A number of smaller companies have also entered the market. While the Company believes that it is the largest pawnshop operator in the United States, there can be no assurance that the Company will be more successful than its competitors in pursuing acquisition opportunities and leases for attractive start-up locations. Increased competition could also increase prices for attractive acquisition candidates.

        Access to Capital. In some states, the Company is required by law to maintain a minimum amount of certain unencumbered net assets (currently $150,000 in Texas) for each pawnshop location. The Company's expansion plans will therefore be limited in these states to the extent the Company is unable to maintain these required levels of unencumbered net assets. These requirements also make it difficult for the Company to rely on secured financing for expansion purposes due to the requirement that expansion capital be unencumbered, which would reduce the availability of capital for expansion purposes.

        Availability of Qualified Store Management Personnel. The Company's ability to expand may also be limited by the availability of qualified store management personnel. While the Company seeks to train its existing personnel to enable those capable of doing so to assume management positions and to create attractive compensation packages to retain existing management personnel, there can be no assurance that sufficient qualified personnel will be available to satisfy the Company's needs with respect to its planned expansion.

COMPETITION

        The Company encounters significant competition in connection with its lending and resale operations. Some competitors may have greater financial resources than the Company. Several competing pawnshop companies have completed securities offerings in recent years. See "Business -- Future Expansion." These competitive conditions may adversely affect the Company's revenues and profitability.

        The Company, in connection with the lending of money, competes with other pawnshops and forms of financial institutions such as consumer finance companies, which generally lend on an unsecured as well as secured basis. Other lenders may lend money on terms more favorable than the Company. The pawnshop industry is characterized by a large number of independent owner-operators, some of whom own and operate multiple pawnshops.

REGULATION

        The Company's pawnshop operations are subject to extensive regulation, supervision and licensing under various federal, state and local statutes, ordinances and regulations. At December 31, 1994, the Company had 146 pawnshops in operation in Texas, 40 in Florida, 21 in Georgia, 20 in Tennessee, 17 in Oklahoma, 16 in Louisiana, 13 in Indiana, nine in Kentucky, six in Missouri, four in North Carolina, three in South Carolina, three in Alabama, one in Colorado, and one in Ohio in the U.S., and 30 pawnshops in 14 cities in the U.K. and 10 pawnshops in six cities in Sweden.

        Texas Pawnshop Regulations. Pursuant to the terms of the Texas Pawnshop Act, the Texas Consumer Credit Commissioner has primary responsibility for the regulation of pawnshops and enforcement of laws relating to pawnshops in Texas. The Company is required to furnish the Texas Consumer Credit Commissioner with copies of information, documents and reports which are required to be filed by it with the Securities and Exchange Commission.

        The Texas Pawnshop Act prescribes the stratified loan amounts and the maximum allowable rates of service charge that pawnbrokers in Texas may charge for the lending of money within each stratified range of loan amounts. That is, the Texas law establishes the maximum allowable service charge rates based on the amount financed per pawn loan. The maximum allowable pawn service charges under the Texas Pawnshop Act for the various stratified loan amounts for the fiscal years ended June 30, 1993, 1994 and 1995 are as follows:

        Year Ended June 30, 1993               Year Ended June 30, 1994                 Year Ended June 30, 1995
        ------------------------               ------------------------                 ------------------------
                         Maximum                                Maximum                                    Maximum
        Amount           Allowable              Amount         Allowable               Amount             Allowable
       Financed           Annual               Financed         Annual                Financed              Annual
       Per Pawn         Percentage             Per Pawn        Percentage             Per Pawn            Percentage
         Loan              Rate                  Loan             Rate                  Loan                 Rate
         ----              ----                  ----             ----                  ----                 ----
$    1 to $  117            240%       $    1 to $  120           240%         $    1 to $  126              240%
   118 to    390            180           121 to    400           180                127 to 420              180
   391 to  1,170             30           401 to  1,200            30             421 to  1,260               30
 1,171 to  9,750             12         1,201 to 10,000            12           1,261 to 10,500               12


These rates are reviewed and established annually. The maximum allowable service charge rates were established and have not been revised since 1971 when the Texas Pawnshop Act was enacted. Since 1981, the ceiling amounts for stratification of the loan amounts to which these rates apply have been revised each July 1 in relation to the Consumer Price Index. The Texas Pawnshop Act also prescribes the maximum allowable pawn loan. Under current Texas law, a pawn loan may not exceed $10,500. In addition to establishing maximum allowable service charge rates and loan ceilings, the Texas Pawnshop Act also provides for the licensing of pawnshops and pawnshop employees. To be eligible for a pawnshop license in Texas, an applicant must (i) be of good moral character, (ii) have net assets of at least $150,000 readily available for use in conducting the business of each licensed pawnshop, (iii) show that the pawnshop will be operated lawfully and fairly in accordance with the Texas Pawnshop Act, (iv) show that the applicant has the financial responsibility, experience, character, and general fitness to command the confidence of the public in its operations, and (v) in the case of a business entity, the good moral character requirement shall apply to each officer, director and holder of 5% or more of the entity's outstanding shares.

        As part of the license application process, any existing pawnshop licensee who would be affected by the granting of the proposed application may request a public hearing at which to appear and present evidence for or against the application. For an application for a new license in a county with a population of 250,000 or more, the Consumer Credit Commissioner must find not only that the applicant meets the other requirements for a license, but also that (i) there is a public need for the proposed pawnshop and (ii) the volume of business in the community in which the pawnshop will conduct business indicates a profitable operation is probable.

        The Texas Consumer Credit Commissioner may, after notice and hearing, suspend or revoke any license for a Texas pawnshop upon finding, among other things, that (i) any fees or charges have not been paid; (ii) the licensee violates (whether knowingly or unknowingly without due care) any provisions of the Texas Pawnshop Act or any regulation or order thereunder; or (iii) any fact or condition exists which, if it had existed at the time the original application was filed for a license, would have justified the Commissioner in refusing such license.

        Under the Texas Pawnshop Act, a pawnbroker may not accept a pledge from a person under the age of 18 years; make any agreement requiring the personal liability of the borrower; accept any waiver of any right or protection accorded to a pledgor under the Texas Pawnshop Act; fail to exercise reasonable care to protect pledged goods from loss or damage; fail to return pledged goods to a pledgor upon payment of the full amount due; make any charge for insurance in connection with a pawn transaction; enter into any pawn transaction that has a maturity date of more than one month; display for sale in storefront windows or sidewalk display cases, pistols, swords, canes, blackjacks and similar weapons; operate a pawnshop between the hours of 9:00 p.m. and 7:00 a.m.; or purchase used or secondhand personal property or certain building construction materials unless a record is established containing the name, address and identification of the seller, a complete description of the property, including serial number, and a signed statement that the seller has the right to sell the property.

        Tennessee Pawnshop Regulations. Tennessee state law provides for the licensing of pawnbrokers in that state. It also (i) requires that pawn transactions be reported to local law enforcement agencies, (ii) requires pawnbrokers to maintain insurance coverage on the property held on pledge for the benefit of the pledgor, (iii) establishes certain hours during which pawnshops may be open for business and (iv) requires certain bookkeeping records be maintained. Tennessee law prohibits pawnbrokers from selling, redeeming or disposing of any goods pledged or pawned to or with them within 48 hours after making their report to local law enforcement agencies. The Tennessee statute establishes a maximum allowable interest rate of 24% per annum; however, the pawnshop operator may charge reasonable fees for investigating the title, storing and insuring the security and various other expenses.

        Louisiana Pawnshop Regulations. Louisiana law provides for the licensing and bonding of pawnbrokers in that state. In addition, the act requires that pawn transactions be reported to local law enforcement agencies, establishes hours during which pawnbrokers may be open for business and requires certain bookkeeping practices. Under the Louisiana statute, no pawnbroker may sell any jewelry pledged as collateral until the lapse of six months from the time the loan was made or extended by payment of accrued interest. All other unredeemed collateral from loans can be sold after the lapse of three months. Louisiana state law establishes maximum allowable rates of interest on pawn loans of 10% per month. In addition, Louisiana law provides that the pawnbroker may also charge a one-time fee not to exceed 10% for all other services. Various municipalities and parishes in the state of Louisiana have promulgated additional ordinances and regulations pertaining to pawnshops.

        Oklahoma Pawnshop Regulations. The Company's Oklahoma operations are subject to the Oklahoma Pawnshop Act. Following substantially the same statutory scheme as the Texas Pawnshop Act, the Oklahoma Pawnshop Act provides for the licensing and bonding of pawnbrokers in Oklahoma and provides for the Oklahoma Administrator of Consumer Credit to investigate the general fitness of the applicant and generally regulate pawnshops in that state. The Administrator has broad rule-making authority with respect to Oklahoma pawnshops.

        In general, the Oklahoma Pawnshop Act prescribes the stratified loan amounts and the maximum rates of service charges which pawnbrokers in Oklahoma may charge for lending money in Oklahoma within each stratified range of loan amounts. The regulations provide for a graduated rate structure similar to that utilized in federal income tax computations. For example, under this method of calculation a $500 pawn loan earns interest as follows: (a) the first $150 at 240%, annually, (b) the next $100 at 180%, annually and (c) the remaining $250 at 120%, annually. The maximum allowable pawn service charges for the various stratified loan amounts under the Oklahoma statute are as follows:

                                                  Maximum
          Amount                                 Allowable
         Financed                                  Annual
         Per Pawn                               Percentage
           Loan                                     Rate
        -----------                          ----------------
 $    1 to    $    150 . . . . . . . .              240%
    151 to         250 . . . . . . . .              180
    251 to         500 . . . . . . . .              120
    501 to       1,000 . . . . . . . .               60
  1,001 to      25,000 . . . . . . . .               36

A pawn loan in Oklahoma may not exceed $25,000.

        Georgia Pawnshop Regulations. Georgia state law requires pawnbrokers to maintain detailed permanent records concerning pawn transactions and to keep them available for inspection by duly authorized law enforcement authorities. The Georgia statute prohibits pawnbrokers from failing to make entries of material matters in the their permanent records; making false entries in their records; falsifying, obliterating, destroying, or removing permanent records from their places of business; refusing to allow duly authorized law enforcement officers to inspect their records; failing to maintain records of each pawn transaction for at least four years; accepting a pledge or purchase from a person under the age of eighteen or who the pawnbroker knows is not the true owner of the property; making any agreement requiring the personal liability of the pledgor or seller or waiving any of the provisions of the Georgia statute; or failing to return or replace pledged goods upon payment of the full amount due (unless the pledged goods have been taken into custody by a court or a law enforcement officer). In the event pledged goods are lost or damaged while in the possession of the pawnbroker, the pawnbroker must replace the lost or damaged goods with like kinds of merchandise. Under Georgia law, total interest and service charges may not, during each thirty-day period of the loan, exceed 25% of the principal amount advanced in the pawn transaction (except that after ninety days from the original date of the loan, the maximum rate declines to 12.5% for each subsequent thirty- day period). The statute provides that municipal authorities may license pawnbrokers, define their powers and privileges by ordinance, impose taxes upon them, revoke their licenses, and exercise such general supervision as will ensure fair dealing between the pawnbroker and his customers.

        Florida Pawnshop Regulations. The Florida statute governing the Company's operations in that state provides that pawn transactions may take the form of a loan of money or a buy-sell agreement, whereby the pawnbroker agrees to hold property for a specified period of time to allow the seller the exclusive right to repurchase the property. The Company's Florida transactions take the form of buy-sell agreements. The property placed with a pawnbroker is subject to sale or disposal when the seller has not repurchased the property from the pawnbroker and there has been no payment on account made for a period of sixty days after the sale. The Florida law provides for registrations of pawnbrokers with the Florida Department of Revenue, which has broad power to enforce the registration requirements under the statute, to adopt rules and regulations to effectuate the purposes of the statute, and to impose fines for violation of the registration requirements. The statute prohibits pawnbrokers from entering into pawn transactions with a person who is under the influence of alcohol or drugs, a person who is under the age of eighteen, or a person using a name other than his own name or the registered name of his business. Also, pawnbrokers may not engage in or conduct business as such between the hours of 10:00 p.m. and 8:00 a.m. and may not conduct any pawn transaction at a drive-through window or similar device. The law also requires pawnbrokers to maintain detailed records of all transactions in secondhand goods and to deliver such records to the appropriate local law enforcement agencies. The statute referred to above does not establish a maximum allowable rate of interest or fees that pawnbrokers may charge.

        Kentucky Pawnshop Regulations. Kentucky law provides for the licensing and bonding of pawnbrokers in that state. In addition, state law requires certain bookkeeping practices, regulates the hours during which pawnbrokers may be open for business and requires pawnbrokers to keep their registers of loans and purchases open to inspection by officers of the state. The Kentucky statute establishes a maximum allowable interest rate of 2% per month; however, the pawnbroker may charge a reasonable fee, not to exceed one-fifth of the value of the loan per month, for investigating the title, storing and insuring the property and various other expenses. The pawnbroker must hold a pawned article for ninety days from the maturity of the loan before selling the article, provided that ten days before making the sale a notice is mailed to the pledgor indicating that, unless the article is redeemed within ten days, it will be subject to sale.

        Indiana Pawnshop Regulations. The Indiana Pawnbroking Law provides for a maximum allowable interest rate of 36% per annum for loans up to $870, 21% per annum for loans over $870 and up to $2,900, and 15% per annum for loans for over $2,900. Pawnbrokers may charge an additional fee of up to one-fifth of the principal amount of the loan per month for investigating the title, storing, providing security, appraisal, handling, making daily reports to local law enforcement officers and other expenses and costs associated with servicing the pledge. The pawnbroker must hold a pawned item for ninety days from the maturity of the loan before selling the item, provided that ten days before making the sale a notice is mailed to the pledgor indicating that, unless the item is redeemed within ten days, it will be subject to sale. The Indiana Pawnbroking Law also provides for the licensing and bonding of pawnbrokers in that state. Pawnbrokers must maintain detailed permanent records concerning pawn transactions and keep those records available for inspection by duly authorized law enforcement authorities. The Indiana Department of Financial Institutions administers the licensing of pawnbrokers and generally regulates Indiana pawnshops and enforces the Indiana Pawnbroking Law.

        United Kingdom Regulations. Pawnshops in the United Kingdom conduct pawn operations in a manner that is similar to the Company's domestic operations, except that pawnshops generally lend money only on the security of jewelry and gold and silver items. The Consumer Credit Act 1974 in the United Kingdom requires that the pawnbroker notify the customer following the expiration of the six month loan term and before the pledged items are sold by the pawnbroker. Unredeemed items are generally sold at auction nine months after the initial pledge date. For loans exceeding 25 pounds sterling, any amounts received on the sale in excess of the principal amount of the loan, accrued pawn service charge and disposition expenses must be held by the pawnbroker to be reclaimed by the customer. If the pawnbroker is the highest bidder at the auction, it reclaims the merchandise for later resale through its retail operations and may realize gross profit on resale. For loans of 25 pounds sterling or less, unredeemed merchandise is automatically forfeited to the pawnbroker, and the pawnbroker resells such merchandise through its retail operations.

        Pawnbrokers in the United Kingdom are licensed and regulated by the Office of Fair Trading (the "OFT") pursuant to the Consumer Credit Act 1974. Licenses are valid for five years, subject to possible revocation, suspension, or variance by the OFT. Unlike most state statutes in the United States governing pawnbrokers, the Consumer Credit Act 1974 and the regulations promulgated thereunder do not specify a maximum allowable interest rate chargeable by pawnbrokers in the United Kingdom. Rather, the statute prohibits pawnbrokers from entering into "extortionate credit bargains" with customers. Currently, the Company charges a rate of six percent (6%) per month.

        Sweden Regulations. The regulatory environment for pawnshops in Sweden is very similar to that in the United Kingdom. Sweden's 1949 statute governing pawnbroking provides that the pawn loan may not mature less than four months from the loan date and that the pawnbroker may not sell unredeemed merchandise
less than two months after maturity.   The sale must take place at an official
auction, and any excess sales proceeds (if at least 10 Swedish Crown) must be held for pick-up by the original customer.

        Sweden's pawnbroking statute does not specify a maximum allowable interest rate for pawn loans. Instead, it provides for licensing and supervision of pawnshops by the local County Administrative Boards. The pawnshop license has a duration of ten years and specifies the maximum rate chargeable by the pawnbroker and certain other conditions of operation. The maximum rates vary among County Administrative Boards within the range of three percent (3%) to four percent (4%) per month.

        Other Regulatory Matters, Etc. With respect to gun sales, each of the pawnshops must comply with the Brady Handgun Violence Prevention Act (the "Brady Act"), which took effect on February 28, 1994. The Brady Act imposes a waiting period/background check requirement in connection with sales of handguns by federally licensed firearms dealers. In addition, the Company must continue to comply with the longstanding regulations promulgated by the Department of the Treasury, Bureau of Alcohol, Tobacco and Firearms which require each pawnshop dealing in guns to maintain a permanent written record of all guns received or disposed of.

        In addition to the state statutes and regulations described above, many of the Company's pawnshops are subject to municipal ordinances, which may require, for example, local licenses or permits and specified recordkeeping procedures, among other things. Each of the Company's pawnshops voluntarily or pursuant to municipal ordinance provides to the police department having jurisdiction copies of all daily transactions involving pawn loans and over-the-counter purchases. These daily transaction reports are designed to provide the local police with a detailed description of the goods involved including serial numbers, if any, and the name and address of the owner obtained from a valid identification card.

        A copy of the transaction ticket is provided to local law enforcement agencies for processing by the National Crime Investigative Computer to determine rightful ownership. Goods held to secure pawn loans or goods purchased which are determined to belong to an owner other than the borrower or seller are subject to recovery by the rightful owner. Historically, the Company has not experienced a significant number of rightful owner claims.

        In connection with pawnshops acquired by the Company, there is a risk that acquired merchandise may be subject to claims of rightful owners, but historically the company has not experienced a material number of claims of this sort and the claims experienced have not had a material adverse effect on the Company's results of operations.

        Casualty insurance, including burglary coverage, is maintained for each of the Company's pawnshops, and fidelity coverage is maintained on each of the Company's employees.

        Management of the Company believes its operations are conducted in compliance with all federal, state and local laws and ordinances applicable to its business.


EXECUTIVE OFFICERS

        The following sets forth, as of March 10, 1995, certain data concerning the executive officers of the Company, all of whom are elected on an annual basis. There is no family relationship between any of the executive officers.

                Name                 Age                              Position
         -----------------------     ---        -----------------------------------------------------------
         Jack R. Daugherty           47         Chairman of the Board and Chief Executive
                                                   Officer
         Daniel R. Feehan            44         President, Chief Operating Officer and Director
         Terry R. Kuntz              48         Executive Vice President - Operations
         Thomas A. Bessant, Jr.      36         Vice President - Finance and Treasurer
         D. Eugene Kellough          55         Vice President and Controller
         Hugh A. Simpson             35         Vice President - General Counsel and Secretary
         Gregory W. Trees            51         Vice President - Marketing and Merchandising
         Dale R. Westerfeld          41         Vice President and Chief Financial Officer

         Jack R. Daugherty has been Chairman of the Board and Chief Executive Officer of the Company since its founding in 1984. Mr. Daugherty has owned and operated pawnshops since 1971.

         Daniel R. Feehan has been President and Chief Operating Officer since January 1990.

         Terry R. Kuntz has served as Executive Vice President - Operations since joining the Company in January 1992. From 1978 until that time, Mr. Kuntz served in various officer positions with Western Auto Supply Company, including Executive Vice President -- Retail Store Division from 1988 to January 1992.

         Thomas A. Bessant, Jr. joined the Company in May 1993 as Vice President-Finance and Treasurer. Prior to joining the Company, Mr. Bessant was a Senior Manager in the Corporate Finance Consulting Services Group of Arthur Andersen & Co., S. C. in Dallas, Texas from June 1989. Prior to that time, Mr. Bessant was Vice President in the Corporate Banking Division of NCNB Texas, N.A., and its predecessor banking corporations, beginning in 1981.

         D. Eugene Kellough joined the Company in March 1985 and served as Assistant Controller until April 1988, when he was elected as Vice President and Controller of the Company. Mr. Kellough was elected Vice President and Assistant Secretary of the Company in January 1989 and on March 1, 1989 was elected Vice President and Secretary of the Company. In April 1991, Mr. Kellough was elected Vice President and Controller.

         Hugh A. Simpson joined the Company in December 1990 as Vice President and General Counsel. In April 1991, Mr. Simpson was elected Vice President - General Counsel and Secretary. Prior to joining the Company, Mr. Simpson was a shareholder of the law firm of Law, Snakard & Gambill in Fort Worth, Texas and was with the firm for more than five years.

         Gregory W. Trees has served as Vice President-Marketing and Merchandising since joining the Company in March 1992. For a period of thirteen years leading up to the time he joined the Company, Mr. Trees served as Vice President of Marketing with Western Auto Supply Company.

         Dale R. Westerfeld joined the Company in May 1987 and served as Executive Vice President, Chief Financial Officer and Secretary of the Company's principal operating subsidiary. Mr. Westerfeld served as Vice President and Controller of the Company from January 1989 until January 1990, when he was elected Vice President and Chief Financial Officer.

ITEM 2. PROPERTIES

         As of March 10, 1995, the Company owns the real estate and buildings for 16 of its pawnshop locations. Since May 1992, the Company's headquarters have been located in a nine-story building adjacent to downtown Fort Worth, Texas. The Company purchased the building in January 1992. All of the Company's other locations are leased from unaffiliated parties under non-cancelable operating leases.

                 The following table sets forth, as of March 10, 1995, the geographic markets served by the Company and the number of locations in such markets in which it presently operates.

                                                                                              Number of Locations
                                                                                                     in Area
                                                                                          ------------------------------
          Texas:
                 Dallas/Ft. Worth . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         37
                 Houston  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         44
                 Central/South Texas  . . . . . . . . . . . . . . . . . . . . . . . . . . .         39
                 West Texas . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         14
                 Rio Grande Valley  . . . . . . . . . . . . . . . . . . . . . . . . . . . .         11
                                                                                                   ---
         Total Texas    . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        145
                                                                                                   ---

         Florida:
                 Tampa/St. Petersburg . . . . . . . . . . . . . . . . . . . . . . . . . . .         10
                 Orlando  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         11
                 Jacksonville . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         10
                 Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         13
                                                                                                   ---
                     Total Florida  . . . . . . . . . . . . . . . . . . . . . . . . . . . .         44
                                                                                                   ---

         Georgia:
                 Atlanta  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         14
                 Savannah . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          5
                 Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          2
                                                                                                   ---
                     Total Georgia  . . . . . . . . . . . . . . . . . . . . . . . . . . . .         21
                                                                                                   ---

         Tennessee:
                 Memphis  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         15
                 Nashville  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          5
                                                                                                   ---
                     Total Tennessee  . . . . . . . . . . . . . . . . . . . . . . . . . . .         20
                                                                                                    --

         Oklahoma:

                 Tulsa  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          6
                 Oklahoma City  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         10
                 Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          1
                                                                                                   ---
                     Total Oklahoma   . . . . . . . . . . . . . . . . . . . . . . . . . . .         17
                                                                                                   ---

         Louisiana:
                 Baton Rouge  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          3
                 New Orleans  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          6
                 Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          7
                                                                                                   ---
                     Total Louisiana  . . . . . . . . . . . . . . . . . . . . . . . . . . .         16
                                                                                                   ---

         Indiana:
                 Indianapolis . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          9
                 Fort Wayne . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          3
                 Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          1
                                                                                                   ---
                     Total Indiana  . . . . . . . . . . . . . . . . . . . . . . . . . . . .         13
                                                                                                   ---

         Missouri:

                 Kansas City  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          7
                 St. Louis  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          3
                                                                                                   ---
                     Total Missouri   . . . . . . . . . . . . . . . . . . . . . . . . . . .         10
                                                                                                   ---

         Kentucky:

                 Louisville . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          9
                                                                                                   ---

         Alabama:
                 Mobile . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          5
                 Birmingham . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          1
                                                                                                   ---
                     Total Alabama  . . . . . . . . . . . . . . . . . . . . . . . . . . . .          6

         North Carolina:
                 Charlotte  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          5
                                                                                                   ---

         South Carolina:
                 Charleston . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          4
                                                                                                   ---

         Colorado:

                 Denver . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          1
                                                                                                   ---

         Ohio:
                 Cincinnati . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          1
                                                                                                   ---
                     Total United States  . . . . . . . . . . . . . . . . . . . . . . . . .        312
                                                                                                   ---

         United Kingdom:
                 London . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         19
                 Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         14
                                                                                                   ---
                     Total United Kingdom   . . . . . . . . . . . . . . . . . . . . . . . .         33
                                                                                                   ---

         Sweden:

                 Stockholm  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          4
                 Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          6
                                                                                                   ---
                     Total Sweden   . . . . . . . . . . . . . . . . . . . . . . . . . . . .         10
                                                                                                   ---

                 GRAND TOTAL  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        355
                                                                                                   ===

         The Company considers its equipment, furniture and fixtures and owned buildings to be in good condition. The Company has its own construction supervisors who engage local contractors to remodel and upgrade its domestic pawnshop facilities throughout the year.

         The Company's leases typically require the Company to pay all maintenance costs, insurance costs and property taxes. For additional information concerning the Company's leases see Note 11 of Notes to Consolidated Financial Statements in the Annual Report which is incorporated herein by reference.

ITEM 3.  LEGAL PROCEEDINGS

        The Company is a defendant in certain lawsuits encountered in the ordinary course of its business. Certain of these matters are covered to an extent by insurance. In the opinion of management, the resolution of these matters will not have a material adverse effect on the Company's financial position, results of operations or liquidity.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        There were no matters submitted to the Company's security holders during the fourth quarter ended December 31, 1994.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        Information contained under the caption "Common Stock Data" in the Annual Report is incorporated herein by reference in response to this Item 5.

ITEM 6.  SELECTED FINANCIAL DATA

        Information contained under the caption "Historical Summary of Operating Results and Financial Position" in the Annual Report is incorporated herein by reference in response to this Item 6.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Information contained under the caption "Financial Condition and Results of Operations" in the Annual Report is incorporated herein by reference in response to this Item 7.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        Financial Statements and Income Statement Quarterly Data for the Company are contained in the Annual Report and are incorporated herein by reference in response to this Item 8.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        The Company had no disagreements on accounting or financial disclosure matters with its independent public accountants to report under this Item 9.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Information contained under the caption "Election of Directors" in the Company's Proxy Statement is incorporated herein by reference in response to this Item 10. See Item 1, "Executive Officers" for information concerning executive officers.

ITEM 11.  EXECUTIVE COMPENSATION

        Information contained under the caption "Executive Compensation" in the Company's Proxy Statement is incorporated herein by reference in response to this Item 11.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        Information contained under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Company's Proxy Statement is incorporated herein by reference in response to this Item 12.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Information contained under the caption "Executive Compensation" in the Company's Proxy Statement is incorporated herein by reference in response to this Item 13.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (1) The following financial statements of the Company and Report of Independent Accountants are contained in the Annual Report and are incorporated herein by reference.

             CONSOLIDATED FINANCIAL STATEMENTS:

                 Consolidated Balance Sheets as of December 31, 1994 and 1993.

                 Consolidated Income Statements for the years ended December 31, 1994, 1993 and 1992.

                 Consolidated Statements of Stockholders' Equity for the years ended December 31, 1994, 1993 and 1992.

                 Consolidated Statements of Cash Flows for the years ended December 31, 1994, 1993 and 1992.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             REPORT OF INDEPENDENT ACCOUNTANTS

         (2) The following financial statement schedule of the Company, as listed below, is included herein.

             Schedule II -- Allowance for Valuation of Inventory.

             Report of Independent Accountants on Financial Statement Schedule.

             All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions, are inapplicable, or the required information is included elsewhere in the financial statements.

         (3) The exhibits filed in response to Item 601 of Regulation S-K are listed in the Exhibit Index on pages 21 through 22.

         (4) During the fourth quarter ended December 31, 1994, the Company did not file any reports on Form 8-K.

                                  SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 22, 1995.

                                        CASH AMERICA INTERNATIONAL, INC.



                                        By: /s/ JACK R. DAUGHERTY
                                              Jack R. Daugherty
                                         Chairman of the Board and
                                          Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on March 22, 1995 on behalf of the registrant and in the capacities indicated.

                 Signature                                  Title                                   Date
                 ---------                                  -----                                   ----
           /s/JACK R. DAUGHERTY                    Chairman of the Board and
             Jack R. Daugherty                     Chief Executive Officer                    March 22, 1995
                                                   (Principal Executive Officer)



           /s/DANIEL R. FEEHAN                     President, Chief Operating
              Daniel R. Feehan                     Officer and Director                       March 22, 1995



           /s/DALE R. WESTERFELD                   Vice President and Chief                   March 22, 1995
              Dale R. Westerfeld                   Financial Officer
                                                   (Principal Financial and
                                                   Accounting Officer)

              /s/MORTON A. COHN                    Director                                   March 22, 1995
                 Morton A. Cohn



                /s/A. R. DIKE                      Director                                   March 22, 1995
                   A. R. Dike



              /s/JAMES H. GREER                    Director                                   March 22, 1995
                 James H. Greer

              /s/B. D. HUNTER                      Director                                   March 22, 1995
                 B. D. Hunter



           /s/CLIFTON H. MORRIS, JR.               Director                                   March 22, 1995
              Clifton H. Morris, Jr.



          /s/CARL P. MOTHERAL                      Director                                   March 22, 1995
             Carl P. Motheral



           /s/SAMUEL W. RIZZO                      Director                                   March 22, 1995
              Samuel W. Rizzo



           /s/R. L. WALTRIP                        Director                                   March 22, 1995
              R. L. Waltrip

                      REPORT OF INDEPENDENT ACCOUNTANTS
                       ON FINANCIAL STATEMENT SCHEDULE




To the Board of Directors and Stockholders
  Cash America International, Inc.

         Our report on the consolidated financial statements of Cash America International, Inc. and Subsidiaries has been incorporated by reference in this Form 10-K from page 26 of the 1994 Annual Report to Stockholders of Cash America International, Inc. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed on page 16 of this Form 10-K.

         In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.




                                           COOPERS & LYBRAND L.L.P.

Fort Worth, Texas
January 27, 1995

                       CASH AMERICA INTERNATIONAL, INC.

               SCHEDULE II--ALLOWANCE FOR VALUATION OF INVENTORY

                  For the Three Years Ended December 31, 1994


                                                                   Additions
                                                          ---------------------------
                                          Balance
                                             at           Charged           Charged                            Balance
                                         Beginning           to                to                              at End
 Description                             of Period        Expense            Other         Deductions(a)      of Period
 -----------                             ---------        -------            -----         -------------      ---------
                                                                        ($ in thousands)
 Year Ended:
   December 31, 1994 . . . . . . .         $2,120          $2,371            $ -0-             $1,977          $2,514
                                           ======          ======            =====             ======          ======
   December 31, 1993 . . . . . . .         $1,898          $2,398            $ -0-             $2,176          $2,120
                                           ======          ======            =====             ======          ======
   December 31, 1992 . . . . . . .         $1,490          $1,553            $ -0-             $1,145          $1,898
                                           ======          ======            =====             ======          ======

_______________________________

(a) Deducted from allowance for write-off or other disposition of inventory.

                                 EXHIBIT INDEX

         The following documents are filed as a part of this report. Those exhibits previously filed and incorporated herein by reference are identified below. Exhibits not required for this report have been omitted.

Exhibit                                                     Description
-------                                                     -----------
3.1       --Articles of Incorporation of Cash America Investments, Inc. filed in the office of the Secretary of State of Texas on
          October 4, 1984.(a) (Exhibit 3.1)

3.2       --Articles of Amendment to the Articles of Incorporation of Cash America Investments, Inc. filed in the office of the
          Secretary of State of Texas on October 26, 1984.(a) (Exhibits 3.2)

3.3       --Articles of Amendment to the Articles of Incorporation of Cash America Investments, Inc. filed in the office of the
          Secretary of State of Texas on September 24, 1986.(a) (Exhibit 3.3)

3.4       --Articles of Amendment to the Articles of Incorporation of Cash America Investments, Inc. filed in the office of the
          Secretary of State of Texas on September 30, 1987.(b) (Exhibit 3.4)

3.5       --Articles of Amendment to the Articles of Incorporation of Cash America Investments, Inc. filed in the office of the
          Secretary of State of Texas on April 23, 1992 to change the Company's name to "Cash America International, Inc." (c)
          (Exhibit 3.5)

3.6       --Articles of Amendment to the Articles of Incorporation of Cash America International, Inc. filed in
          Office of the Secretary of State of Texas on May 21, 1993. (d) (Exhibit 3.6)

3.7       --Bylaws of Cash America International, Inc.(e) (Exhibit 3.5)

3.8       --Amendment to Bylaws of Cash America International, Inc. dated effective September 26, 1990.(f) (Exhibit 3.6)

3.9       --Amendment to Bylaws of Cash America International, Inc. dated effective April 22, 1992.(c) Exhibit 3.8)

4.1       --Form of Stock Certificate.(a) (Exhibit 4.1)

4.1a      --Form of Stock Certificate.(f) (Exhibit 4.1a)

4.1b      --Form of Stock Certificate.(c) (Exhibit 4.1b)

10.1      --1987 Stock Option Plan (with Stock Appreciation Rights) for Cash America International, Inc.(g) (Exhibit 4.1)

10.2      --Cash America International, Inc. Employee Monthly Stock Investment Plan.(h) (Exhibit 10.1)

10.3      --1989 Non-Employee Director Stock Option Plan.(i) (Exhibit 10.47)

10.4      --1989 Key Employee Stock Option Plan.(i) (Exhibit 10.48)

10.5      --1994 Long-Term Incentive Plan.

10.6      --Executive Employment Agreements between the Company and Messrs. Daugherty and Feehan, each dated April 25, 1990.(j)
          (Exhibit 10.48)

10.7      --Consultation Agreements between the Company and Messrs. Cohn, Dike, Greer, Hunter, Morris, Motheral, Rizzo and Waltrip,
          each dated April 25, 1990.(j) (Exhibit 10.49)

10.8      --Executive Employment Agreement between the Company and Terry R. Kuntz dated January 15, 1992.(k) (Exhibit 10.52)

10.9      --Executive Employment Agreement between the Company and Gregory W. Trees dated March 30, 1992.

10.10     --Note Agreement between the Company and Teachers Insurance and Annuity Association of America dated as of May 6,
          1993.(l) (Exhibit 10.1)

10.11     --First Supplement to Note Agreement between the Company and Teachers Insurance and Annuity Association of America dated as of September 20, 1994.

10.12     --Senior Revolving Credit Facility Agreement among the Company and NationsBank of Texas, N.A., Bank One, Texas, N.A.,
          First Interstate Bank of Texas, N.A., Daiwa Bank, Ltd., and Texas Commerce Bank, National Association, dated June 29,
          1993.(m) (Exhibit 10.1)

10.13     --First Amendment (June 7, 1994), Second Amendment (September 21, 1994), and Third Amendment (March 10, 1995) to Senior
          Revolving Credit Facility Agreement.

13        --1994 Annual Report to Stockholders of the Company and 1995 Proxy Statement.

21        --Subsidiaries of Cash America International, Inc.

23        --Consent of Coopers & Lybrand L.L.P.

27        --Financial Data Schedule.
------------------------

Certain Exhibits are incorporated by reference to the Exhibits shown in parenthesis contained in the Company's following filings with the Securities and Exchange Commission:

(a) Registration Statement Form S-1, File No. 33-10752.

(b) Amendment No. 1 to its Registration Statement on Form S-4, File No.
    33-17275.

(c) Annual Report on Form 10-K for the year ended December 31, 1992.

(d) Annual Report on Form 10-K for the year ended December 31, 1993.

(e) Post-Effective Amendment No. 1 to its Registration Statement on Form S-4, File No. 33-17275.

(f) Annual Report on Form 10-K for the year ended December 31, 1990.

(g) Registration Statement on Form S-8, File No. 33-29658.

(h) Post-Effective Amendment No. 1 to its Registration Statement on Form S-8, File No. 33-18150.

(i) Annual Report on Form 10-K for the year ended December 31, 1989.

(j) Post-Effective Amendment No. 4 to its Registration Statement on Form S-4, File No. 33-17275.

(k) Annual Report on Form 10-K for the year ended December 31, 1991.

(l) Quarterly Report on Form 10-Q for the quarter ended March 31, 1993.

(m) Quarterly Report on Form 10-Q for the quarter ended June 30, 1993.