Form 10-Q
period 1995-03-31
CASH AMERICA INTERNATIONAL INC
filed 1995-05-15
CIK 807884

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                  FORM 10-Q

                               ----------------

(Mark One)
   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1995

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

Yes     X                 No
     -------                  -------

                     APPLICABLE ONLY TO CORPORATE ISSUERS:
28,584,798 common shares, $.10 par value, were outstanding as of April 30, 1995

================================================================================

                        CASH AMERICA INTERNATIONAL, INC.

                                INDEX TO 10-Q

PART I.  FINANCIAL STATEMENTS

                                                                Page
   Item 1. Financial Statements (Unaudited)

     Consolidated Balance Sheets - March 31, 1995
     and 1994 and December 31, 1994...........................   1

     Consolidated Statements of Income - Three Months
     Ended March 31, 1995 and 1994............................   2

     Consolidated Statements of Stockholders' Equity -
     Three Months Ended March 31, 1995 and 1994...............   3

     Consolidated Statements of Cash Flows -
     Three Months Ended March 31, 1995 and 1994...............   4

     Notes to Consolidated Financial Statements...............   5


   Item 2. Management's Discussion and Analysis
           of Financial Condition and Results of Operations...   8


PART II.  OTHER INFORMATION...................................  15

SIGNATURE.....................................................  16

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)                          (UNAUDITED)


===================================================================================================
                                                                    March 31              Dec 31
                                                              1995           1994          1994
                                                            ----------     ---------    ----------
ASSETS

     Current assets:
          Cash and cash equivalents                          $  4,868       $  1,161     $  4,827
          Service charges receivable                           19,333         12,817       18,626
          Loans                                                79,344         50,753       78,095
          Inventory, net                                       81,605         61,700       80,894
          Prepaid expenses and other                            7,015          4,676        6,794
                                                            ----------     ---------    ----------
              Total current assets                            192,165        131,107      189,236
     Property and equipment, net                               66,954         50,698       63,241
     Intangible assets, net                                    65,834         62,032       64,915
     Other assets                                               6,913          3,124        6,865
                                                            ----------     ---------    ----------
              Total assets                                   $331,866       $246,961     $324,257
                                                            ==========     ==========   ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

     Current liabilities:
          Accounts payable and accrued expenses              $  8,770       $  7,689     $ 13,790
          Customer layaway deposits                             4,260          3,283        3,576
          Income taxes currently payable                        5,048          3,593        3,661
                                                            ----------     ---------    ----------
              Total current liabilities                        18,078         14,565       21,027

     Long-term debt:
          Bank lines of credit                                 95,954         33,300       89,796
          Notes payable - TIAA                                 30,000         30,000       30,000
                                                            ----------     ---------    ----------
                                                              125,954         63,300      119,796
     Stockholders' equity:
          Common stock, $.10 par value per
            share, 80,000,000 shares authorized                 3,024          3,024        3,024
          Paid in surplus                                     121,525        121,008      121,481
          Retained earnings                                    73,077         58,580       70,081
          Foreign currency translation adjustment              (2,403)        (5,198)      (3,692)
                                                            ----------     ---------    ----------
                                                              195,223        177,414      190,894
          Less - shares held in treasury, at cost              (7,389)        (8,318)      (7,460)
                                                            ----------     ---------    ----------
        Total stockholders' equity                            187,834        169,096      183,434
                                                            ----------     ---------    ----------
        Total liabilities and stockholders' equity           $331,866       $246,961     $324,257
                                                            ==========     ==========   ==========
===================================================================================================

See notes to consolidated financial statements.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share)                       (UNAUDITED)

==========================================================================================
                                                                   Three Months Ended
                                                                         March 31
                                                                 -----------------------
                                                                    1995         1994
PAWN SERVICE CHARGES                                               $30,103      $21,107

GROSS PROFIT FROM SALES
     Sales                                                          41,100       34,207
     Cost of sales                                                  34,134       27,338
                                                                  ---------    ---------
          Gross profit                                               6,966        6,869

                                                                  ---------    ---------
NET REVENUES                                                        37,069       27,976
                                                                  ---------    ---------

OPERATING EXPENSES
     Operations                                                     21,459       16,243
     Administration                                                  4,239        3,123
     Amortization                                                      911          847
     Depreciation                                                    2,727        1,889
                                                                  ---------    ---------
          Total operating expenses                                  29,336       22,102
                                                                  ---------    ---------

Income from operations                                               7,733        5,874

Interest expense, net                                                2,458          961
Other expense                                                           56          169
                                                                  ---------    ---------

Income before income taxes                                           5,219        4,744
Provision for income taxes                                           1,866        1,812
                                                                  ---------    ---------

NET INCOME                                                         $ 3,353      $ 2,932
                                                                  =========    =========
==========================================================================================

Net income per share:
          Primary                                                    $0.12        $0.10
          Fully diluted                                              $0.12        $0.10

Weighted average shares (in thousands):
          Primary                                                   29,033       28,984
          Fully diluted                                             29,033       28,984

==========================================================================================

See notes to consolidated financial statements.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Three Months Ended March 31, 1995 and 1994
(Dollars in thousands, except shares)                           (UNAUDITED)

============================================================================================================================

                                                                                                        Foreign
                                     Common Stock                               Treasury Stock          Currency
                                 --------------------    Paid In    Retained -----------------------   Translation
                                    Shares     Amount    Surplus    Earnings    Shares       Amount     Adjustment   Total
                                 ------------ -------   ---------  --------- -------------- --------   ----------- ---------
Balance at
  December 31, 1994               30,235,164   $3,024    $121,481   $70,081    1,666,099    $(7,460)    $(3,692)   $183,434

  Net income                                                          3,353                                           3,353

  Dividends declared                                                   (357)                                           (357)

  Treasury shares reissued                                     31               (15,733)         71                     102

  Tax benefit from exercise
       of stock options                                        13                                                        13

  Foreign currency
       translation adjustment                                                                             1,289       1,289
                                 ------------ -------   ---------  ---------  ------------  ---------  ---------- ----------
Balance at
  March 31, 1995                  30,235,164   $3,024    $121,525   $73,077    1,650,366    $(7,389)    $(2,403)   $187,834
                                 ============ =======   =========  =========  ============  =========  ========== ==========

============================================================================================================================

Balance at
  December 31, 1993               30,235,164   $3,024    $120,955   $56,004    1,832,137    $(7,953)    $(5,308)   $166,722

  Net income                                                          2,932                                           2,932

  Dividends declared                                                   (356)                                           (356)

  Treasury shares acquired                                                       68,500        (552)                   (552)

  Treasury shares reissued                                    (19)              (43,037)        187                     168

  Tax benefit from exercise
     of stock options                                          72                                                        72

  Foreign currency
       translation adjustment                                                                               110         110
                                 ------------ -------   ---------  ---------  ------------  ---------  ---------- ----------
Balance at
  March 31, 1994                  30,235,164   $3,024    $121,008   $58,580    1,857,600    $(8,318)    $(5,198)   $169,096
                                 ============ =======   =========  =========  ============  =========  ========== ==========
============================================================================================================================

See notes to consolidated financial statements.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)                                         (UNAUDITED)
(UNAUDITED)

==========================================================================================
                                                                   Three Months Ended
                                                                        March 31
                                                                 ----------------------
                                                                   1995         1994
CASH FLOWS FROM OPERATING ACTIVITIES
Reconciliation of Net Income to Net Cash
   Provided By Operating Activities:
     Net income                                                     $3,353       $2,932
     Adjustments to reconcile net income to net
       cash provided by operating activities:
          Amortization                                                 911          847
          Depreciation                                               2,727        1,889
          (Increase) decrease in service charges receivable           (489)         284
          (Increase) decrease in inventory                            (501)       2,343
          (Increase) decrease in prepaid expenses and other           (785)         145
          Decrease in accounts payable
            and accrued expenses                                    (5,121)      (1,400)
          Increase in layaway deposits, net                            682          482
          Increase in income taxes payable                           1,148        1,184
          Increase (decrease) in deferred taxes                        185         (406)
                                                                  ---------    ---------
     Net cash provided by operating activities                       2,110        8,300
                                                                  ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES
Loans forfeited and transferred to inventory                        20,631       14,164
Loans repaid or renewed                                             57,456       43,406
Loans made, including loans renewed                                (78,151)     (58,126)
                                                                  ---------    ---------
          Net increase in loans                                        (64)        (556)
Acquisitions                                                        (1,412)      (4,855)
Purchases of property and equipment                                 (6,287)      (3,765)
Proceeds from sales of property and equipment                          -          1,230
                                                                  ---------    ---------
     Net cash used by investing activities                          (7,763)      (7,946)
                                                                  ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings (payments) under bank lines of credit                 5,600         (700)
Proceeds from issuance of stock, net                                   102          168
Treasury stock acquired                                                -           (552)
Dividends paid                                                        (357)        (356)
                                                                  ---------    ---------
     Net cash provided (used) by financing activities                5,345       (1,440)
                                                                  ---------    ---------

Effect of exchange rate changes on cash                                349            2
                                                                  ---------    ---------

Increase (decrease) in cash and cash equivalents                        41       (1,084)
Cash and cash equivalents at beginning of period                     4,827        2,245
                                                                  ---------    ---------
Cash and cash equivalents at end of period                          $4,868       $1,161
                                                                  =========    =========
==========================================================================================

See notes to consolidated financial statements.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (UNAUDITED)

- --------------------------------------------------------------------------------

NOTE 1 - BASIS OF PRESENTATION

        The accompanying consolidated financial statements include the accounts of Cash America International, Inc. and its wholly owned subsidiaries (the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation. At March 31, 1995, the Company had a 49% ownership interest in Mr. Payroll Corporation ("Mr. Payroll") (see Note 4).
The investment is being accounted for using the equity method of accounting, whereby the Company records its 49% share of earnings or losses of Mr. Payroll in its consolidated financial statements.

        The financial statements as of March 31, 1995 and 1994 and for the three months then ended are unaudited but, in management's opinion, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for such interim periods. Operating results for the three months are not necessarily indicative of the results that may be expected for the full fiscal year.

        Certain amounts in the consolidated statements of income for the three months ended March 31, 1994, have been reclassified to conform with the presentation form adopted in 1995. These reclassifications have no effect on the net income previously reported.

        These financial statements and related notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1994 Annual Report to Stockholders.


NOTE 2 - ACQUISITION

        On September 22, 1994, the Company acquired all of the outstanding stock of Svensk Pantbelaning, a company operating a chain of ten pawnshops in Sweden. The Company paid $5.4 million and assumed liabilities of $17 million, consisting primarily of bank debt. The Company received $18 million of tangible assets, consisting primarily of $16 million in pawn loans outstanding.

NOTE 3 - LONG-TERM DEBT

        On September 21, 1994, in conjunction with the acquisition of Svensk Pantbelaning, the Company's wholly owned subsidiary, CAII Pantbelaning AB, established a 193,750,000 Swedish kronor ("SEK") term loan. The term loan matures three years from the date of inception and there is no scheduled amortization of the principal balance prior to maturity. Interest is payable at Stockholm InterBank Offered Rate (STIBOR) plus 1%, currently at 9.15%. As of March 31, 1995, SEK 193,750,000 (approximately $26,654,000) was outstanding under the term loan.

        On May 12, 1993, the Company issued $30,000,000 of "8.33% Senior Unsecured Notes", due May 1, 2003. Interest is payable on May 1 and November 1 of each year. Mandatory annual payments of $4,285,714 commence May 1997. On May 28, 1993, the Company entered into two swap agreements for $10,000,000 each, under which the Company receives a fixed rate of 4.87% and pays the bank a variable rate (currently 6.5625%) repriced every six months to the prevailing 6 month BBA average LIBOR rate. The effective interest rate on the Senior Unsecured Notes for the period December 2, 1994, to June 2, 1995, is 9.52% after taking into account the two swap transactions.

        On June 7, 1994, the Company extended the maturity date and made certain modifications to its $125,000,000 unsecured bank line of credit originally entered into on June 29, 1993. The agreement was modified to extend the maturity of $100,000,000 of the line of credit to April 30, 1997, with the remaining $25,000,000 portion scheduled to mature on June 6, 1995. As of March 31, 1995, no borrowings had been made under the $25,000,000 portion of the bank line of credit. The Company has the option each year to request a one-year extension, thus moving the maturity date of the entire facility forward one year. Interest is paid quarterly at rates determined at the Company's option of either the bank's prime lending rate or LIBOR plus 1%. In addition the agreement provides for annual commitment fees of 3/8% per annum on the unused portion of $100,000,000 of the commitment and .15% per annum on the unused portion of $25,000,000 of the commitment.

        The Company's wholly owned subsidiary, Harvey & Thompson, Ltd., has a committed 5 million pound sterling unsecured line of credit, which matures on February 8, 1996, from a U.K. based commercial bank. Interest is payable quarterly at an interest rate equal to the Bank's sterling cost of funds plus 60 basis points for borrowings less than 13 days and 55 basis points for borrowings of 14 days or more. Harvey & Thompson, Ltd. pays a fee on the unused portion of the line of credit of .15% per annum. The facility is governed by a credit agreement which provides minimum levels of assets and net worth which must be maintained by Harvey & Thompson. To date, Harvey & Thompson has not borrowed under the line of credit.

NOTE 4 - INVESTMENT IN AFFILIATE

        On July 13, 1994, the Company paid $2 million to acquire a 49% interest in Mr. Payroll, a private, Texas-based company which sells franchised check-cashing kiosks primarily in Southwestern states. The Company intends to operate franchised check-cashing kiosks in some of its pawnshop locations.

        In conjunction with its investment, the Company has entered into a revolving credit agreement with Mr. Payroll which provides for maximum borrowings of $1.5 million from the Company. Interest is payable quarterly at the LIBOR rate plus four percent. The entire unpaid principal balance is due and payable in full on February 28, 1997. Mr. Payroll has granted the Company a security interest in and lien on all of its assets. As of March 31, 1995, Mr. Payroll had borrowings outstanding of $950,000.

NOTE 5 - LITIGATION

        The Company is a defendant in certain lawsuits encountered in the ordinary course of its business. In the opinion of management, the resolution of these matters will not have a material adverse effect on the Company's financial position or results of operations.

SUMMARY OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FIRST QUARTER ENDED MARCH 31, 1995 vs
FIRST QUARTER ENDED MARCH 31, 1994
- --------------------------------------------------------------------------------
Summary Consolidated Financial Data
- -----------------------------------------
     The following table sets forth selected consolidated financial data with respect to the Company for the three months ended March 31, 1995 and 1994.

                                                  ($ in thousands)
                                             1995       1994       Change
                                           ---------  ---------   --------
Pawn service charges                        $30,103    $21,107       43%
Gross profit from sales
  Sales                                      41,100     34,207       20%
  Cost of sales                              34,134     27,338       25%
                                           ---------  ---------   --------
    Gross profit                              6,966      6,869       1%
                                           ---------  ---------   --------

Net Revenues                                $37,069    $27,976       33%
                                           ---------  ---------   --------

Other Data:
  Gross profit as a percentage of sales        17.0%      20.1%     (15)%
  Average annualized inventory turnover         1.7X       1.8X      (6)%
  Annualized yield on loans                     154%       174%     (11)%
  Average inventory balance per
   average location in operation               $233       $219        6%
  Average loan balance per
   average location in operation               $228       $175       30%
  Average pawn loan at end of
   period (whole dollars)                       $90        $74       22%

  Expenses as a percentage of net revenues:
     Operations                                57.9%      58.1%       0%
     Administration                            11.4%      11.2%       2%
     Depreciation and amortization              9.8%       9.8%       0%
     Interest, net                              6.6%       3.4%      94%

Locations in Operation:
  Beginning of period                           340        280
  Acquired                                        3          8
  Established                                    16          6
  Combined                                       (2)        (3)
                                           ---------  ---------
  End of period                                 357        291       23%
                                           =========  =========   ========
  Average number of locations in
     operations during the period (a)           349        282       24%
                                           =========  =========   ========

(a) Averages based on accumulation of month-end balances and dividing aggregate total by total months in the period.

1ST QUARTER 1995 VS 1994

IMPACT OF EXPANDING OPERATIONS

    The Company expanded its operations over the 15-month period from December 31, 1993 through March 31, 1995 with the addition of 82 pawnshops. Fifty-eight stores were started and 24 stores were acquired during the period, and five stores were combined into existing locations for a net addition of 77 stores during the 15-month period. At March 31, 1995, the Company operated 357 pawnshops--314 in 14 states in the United States, 33 jewelry-only and loan-only pawnshops in the United Kingdom operating under the name Harvey & Thompson, Ltd., and 10 loan-only pawnshops which concentrate primarily in jewelry in Sweden and operate under the name Svensk Pantbelaning. The group of corporations which comprise the Swedish chain was acquired in September 1994 in a cash transaction.

    Net revenues (total revenues less cost of sales) increased 33% in the first quarter of 1995 over the same period of 1994, and is attributable to a 9% gain on comparable stores (those in operation more than one year) and a 24% increase in average stores open during the two periods.


PAWN SERVICE CHARGES

    Pawn service charges increased 43% in the first quarter of 1995 over the comparable quarter in 1994 due to gains in both comparable stores and number of average locations in operation. Pawn service charges on comparable stores increased by 20% due to an increasing loan to value ratio in domestic stores after the first quarter of 1994 and a 5% increase in the average yield on domestic loans to 218% in the first quarter of 1995 compared to 207% for the same period in 1994. In the first quarter of 1994, the Company operated its domestic pawnshops under a lower loan to value ratio, which determines the amount to lend on a particular item. When the Company increased its loan to value ratio in domestic stores later in 1994, its loan balance and pawn service charges increased, as did the amount of unredeemed merchandise available for sale to customers. The acquisition of Svensk Pantbelaning accounted for approximately 50% of the increase in pawn service charges attributable to the increase in the number of locations.

    The Company's average dollar loan increased to $90 from $74 and the average yield on loans outstanding decreased to 154% from 174% for the periods March 31, 1995 and 1994, respectively. Both of these factors are due to the acquisition of Svensk Pantbelaning, which has a higher amount per loan, of approximately $232, and a lower yield, of approximately 50%, than did the Company's consolidated operations in the United States and the United Kingdom. The weighting of the Swedish loans in the Company's consolidated portfolio caused these changes in yields and average loan amount. The U.K. yield and the U.S. and U.K. average loan amounts were unchanged compared to the prior period and the U.S. yield increased as noted above.


SALES AND GROSS PROFIT

    Sales for the three months ended March 31, 1995 increased 20% compared to the first quarter of 1994, caused by a 24% increase in average locations and a 4% increase in sales from comparable stores from the prior period. The Company's increase in the loan to value ratio, referred to above, after the first quarter of 1994 contributed to the increase in comparable store sales, and to a decline in the gross profit margin on sales to 17% in the three months ended March 31, 1995 compared to 20% in the prior period. In addition to a higher cost in merchandise from unredeemed loans than in the prior period, the Company utilized price discounting to sell selected merchandise and also had increased sales of jewelry at wholesale. Inventory turns declined to 1.7 times from 1.8 times in the same period of the prior year as a result of a 6% increase in average inventory per store in the three months ending March 31, 1995 compared to the prior period. Contributing to the decline in inventory turns were higher concentrations of startup stores, which have lower turns during the first year of operations, and delayed Federal income tax refunds received by the Company's customers. The Company believes that this delay, which was caused by changes in the processing methods utilized by the Internal Revenue Service, decreased sales because many customers typically use a portion of their refund to repay loans and purchase items of personal property.


EXPENSES

    Operating expenses relative to net revenues remained constant over the two periods at 58%. The overall increase in operating expenses of 32% is driven by a 6% increase in same store operating expenses and the 24% increase in average stores in operation for the period.

    Administrative expenses increased 36% over the prior period, but remained virtually unchanged as a percentage of net revenues at 11% for each of the two periods. The 36% increase in administrative expense is due to the acquisition of Svensk Pantbelaning as well as increased expenses in the Company's existing operations, which were needed to continue to build infrastructure and systems to support an expanding store base.

    Depreciation and amortization as a percentage of net revenues was constant at 9.8% over the two periods, as amortization increased 8%, primarily due to the Swedish acquisition, and depreciation increased by 44%. This increase in depreciation was due to new store additions and computer point-of-sale hardware and software, the installation of which was completed in most of the Company's stores in late 1994.

    Net interest expense as a percentage of net revenues increased to 6.6% in the quarter compared to 3.4% in 1994, caused by increased bank debt and higher rates on debt outstanding in the U.S., and by interest on debt used to finance the acquisition of Svensk Pantbelaning. The U.S. bank debt virtually doubled between the two periods, and weighted average interest rates on the bank debt and other domestic debt increased to 7.9% in the first quarter of 1995 from 5.8% in the year-ago period. The borrowings of Swedish kronor under a term loan bear interest at rates in effect for Swedish currency which are currently higher than U.S. short term rates.


OTHER EXPENSE

    During the first quarter of 1995 and 1994, the Company realized losses on certain non-operating assets, before taxes, of approximately $90,000 and $200,000, respectively. These losses were partially offset by rent income and other miscellaneous items.


INCOME TAXES

    The Company's effective tax rate decreased to 36% in the first quarter of 1995 compared to 38% in the same period in 1994. The domestic tax rate was unchanged at 39% over the two periods, while the rate in the Company's foreign operations decreased to 30% from 36% in the prior year as a result of lower tax rates for Svensk Pantbelaning and the utilization of miscellaneous tax credits in the United Kingdom in the first quarter of 1995.


LIQUIDITY AND CAPITAL RESOURCES

    During the first quarter of 1995, the Company's capital expenditures totaled $7.7 million. The Company spent $1.4 million on the acquisition of three pawnshops and $6.3 million on leasehold improvements and equipment for start-up locations, additions to its computer systems, and miscellaneous fixed asset purchases.

    The funding of these items has come from the Company's three-year, $125 million revolving bank line of credit and operating earnings. The Company's $30 million of Senior Unsecured Notes, due May 1,

2003, to Teachers Insurance and Annuity Association of America bear interest at 8.33% and are payable in seven equal annual principal installments beginning May 1, 1997. The Company has entered into an interest rate swap on $20 million of these notes, which resulted in an effective floating interest rate, currently at 9.52%, on the debt.

        Management believes that borrowings available under its $125 million revolving bank line of credit facility and a 5 million pound sterling line of credit available to Harvey & Thompson, Ltd. through a U.K. commercial bank, cash generated from operations and current working capital of $174 million will be sufficient to meet the Company's anticipated future capital requirements.

FOREIGN OPERATIONS

        Presented below is selected consolidated financial data for Harvey & Thompson and Svensk Pantbelaning as of March 31, 1995, and 1994 and for the quarterly periods then ended. Acquired on September 22, 1994, Svensk Pantbelaning operates a ten store chain of loan-only pawnshops in Sweden in a manner similar to the operations of Harvey & Thompson in the U.K.

        Balance sheet data for Harvey & Thompson has been converted from pounds sterling into U.S. dollars using the end of the period currency exchange rate of 1.6215 at March 31, 1995, and 1.4840 at March 31, 1994. Income statement data for Harvey & Thompson has been converted at an average exchange rate of
1.5833 for the three month period ending March 31, 1995, compared to 1.4874 for the same period in 1994.

        Balance sheet data for Svensk Pantbelaning has been converted from Swedish kronor into U.S. dollars using the end of the period currency exchange rate of 7.3367. Income statement data for Svensk Pantbelaning has been converted at an average exchange rate of 7.3737 for the three month period ending March 31, 1995.

                                                           Three Months Ended March 31,
                                                               1995            1994        Change
                                                             --------        --------      ------
                                                                 ($ in thousands)
Income Statement Data:
     Net revenues                                             $4,777           $2,311       107%
     Expenses                                                  2,320            1,102       111%
     Income from operations                                    2,457            1,209       103%


Other Data:
     Total average locations                                       42              29        45%
     Gross profit margin                                        52.0%           40.4%        29%
     Average annualized inventory turns                          3.9X            3.2X        22%
     Ending loan balance                                      $33,159         $12,676       162%

     Average loan balance
       per average location in operation                         $755            $423        78%

     Expenses as a percentage of net revenues:
         Operations                                             31.4%           32.1%       (2)%

         Administration                                         12.6%           10.3%        22%

DOMESTIC OPERATIONS

     Presented below is selected financial data for the Company's domestic operations as of March 31, 1995 and 1994 and for the three months then ended:

                                            ($ in thousands)
                                             1995       1994       Change
                                           ---------  ---------   --------
Pawn service charges                        $25,584    $18,927       35%
Gross profit from sales
  Sales                                      40,604     33,882       20%
  Cost of sales                              33,896     27,144       25%
                                           ---------  ---------   --------
    Gross profit                              6,708      6,738        0%
                                           ---------  ---------   --------

Net Revenues                                 32,292     25,665       26%
                                           =========  =========   ========

Operating expenses:
  Operations                                 19,961     15,501       29%
  Administration                              3,635      2,885       26%
  Depreciation and amortization               3,420      2,614       31%
                                           ---------  ---------   --------
      Total operating expenses               27,016     21,000       29%
                                           ---------  ---------   --------
Income from operations                       $5,276     $4,665       13%
                                           =========  =========   ========

  Gross profit as a percentage of sales        16.5%      19.9%     (17)%
  Average annualized inventory turnover         1.7X       1.8X      (6)%
  Average inventory balance per
    average location in operation              $264       $244        8%
  Average loan balance per
    average location in operation              $155       $146        6%
  Average pawn loan at end of
    period (whole dollars)                      $69        $69        0%

  Expenses as a percentage of net revenues:
     Operations                                61.8%      60.4%       2%
     Administration                            11.3%      11.2%       1%
     Depreciation and amortization             10.6%      10.2%       4%
     Interest, net                              6.1%       3.7%      65%
Domestic Locations in Operation:
  Beginning of period                           300        251
  Acquired                                        3          8
  Established                                    13          6
  Combined                                       (2)        (3)
                                           ---------  ---------
  End of period                                 314        262       20%
  Average number of locations in
                                           =========  =========   ========
      operation during the period (a)           307        253       21%
                                           =========  =========   ========



(a) Averages based on accumulation of month-end balances and dividing aggregate total by total months in the period.

                                   PART II



Item 1.  LEGAL PROCEEDINGS

                        See Note 5 of Notes to Consolidated Financial Statements


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


                       CASH AMERICA INTERNATIONAL, INC.
                       --------------------------------
                                 (Registrant)





                     BY:    /s/     DALE R. WESTERFELD
                            ----------------------------------
                                    Dale R. Westerfeld
                                    Vice President and
                                 Chief Financial Officer



                     Date:                    May 12, 1995

                                EXHIBIT INDEX




Exhibit                    Description
- -------                    -----------
  27                 Financial Data Schedule
