Form 10-Q
period 1995-06-30
CASH AMERICA INTERNATIONAL INC
filed 1995-08-11
CIK 807884

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549
                             ____________________

                                   FORM 10-Q
(Mark One)
   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1995

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

                     APPLICABLE ONLY TO CORPORATE ISSUERS:
28,617,411 common shares, $.10 par value, were outstanding as of July 31, 1995

================================================================================

                       CASH AMERICA INTERNATIONAL, INC.

                                INDEX TO 10-Q


PART I.  FINANCIAL STATEMENTS

                                                                     Page
    Item 1. Financial Statements (Unaudited)

      Consolidated Balance Sheets - June 30, 1995
      and 1994 and December 31, 1994.............................    1

      Consolidated Statements of Income - Three Months
      and Six Months Ended June 30, 1995 and 1994................    2

      Consolidated Statements of Stockholders' Equity -
      Six Months Ended June 30, 1995 and 1994....................    3

      Consolidated Statements of Cash Flows -
      Six Months Ended June 30, 1995 and 1994....................    4

      Notes to Consolidated Financial Statements.................    5


    Item 2.  Management's Discussion and Analysis
             of Financial Condition and Results of Operations....    8


PART II.  OTHER INFORMATION......................................    19

SIGNATURE........................................................    21

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)                                        (UNAUDITED)
=========================================================================================

                                                                 June 30          Dec 31
                                                             1995       1994       1994
                                                           --------   --------   --------
ASSETS

     Current assets:
          Cash and cash equivalents                        $  5,807   $  1,777   $  4,827
          Service charges receivable                         19,081     15,902     18,626
          Loans                                              78,941     59,878     78,095
          Inventory, net                                     80,846     68,083     80,894
          Prepaid expenses and other                          5,673      4,752      6,794
                                                           --------   --------   --------
            Total current assets                            190,348    150,392    189,236
     Property and equipment, net                             67,042     54,969     63,241
     Intangible assets, net                                  64,879     62,324     64,915
     Other assets                                             8,165      3,075      6,865
                                                           --------   --------   --------
            Total assets                                   $330,434   $270,760   $324,257
                                                           ========   ========   ========

LIABILITIES AND STOCKHOLDERS' EQUITY

     Current liabilities:
          Accounts payable and accrued expenses            $  5,894   $  8,842   $ 13,790
          Customer layaway deposits                           4,243      3,442      3,576
          Income taxes currently payable                      4,601      2,687      3,661
                                                           --------   --------   --------
            Total current liabilities                        14,738     14,971     21,027

     Long-term debt:
          Bank lines of credit                               95,535     52,750     89,796
          Notes payable - TIAA                               30,000     30,000     30,000
                                                           --------   --------   --------
                                                            125,535     82,750    119,796
     Stockholders' equity:
          Common stock, $.10 par value per
            share, 80,000,000 shares authorized               3,024      3,024      3,024
          Paid in surplus                                   121,576    121,031    121,481
          Retained earnings                                  75,824     61,280     70,081
          Foreign currency translation
            adjustment                                       (2,969)   (4,039)    (3,692)
                                                           --------   --------   --------
                                                            197,455    181,296    190,894
          Less - shares held in treasury,
            at cost                                          (7,294)   (8,257)    (7,460)
                                                           --------   --------   --------
            Total stockholders' equity                      190,161    173,039    183,434
                                                           --------   --------   --------
            Total liabilities and stockholders'
              equity                                       $330,434   $270,760   $324,257
                                                           ========   ========   ========

=========================================================================================


See notes to consolidated financial statements.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share)

                                                                                      (UNAUDITED)
=================================================================================================
                                                           Three Months Ended   Six Months Ended
                                                                 June 30             June 30
                                                           ------------------   -----------------
                                                             1995       1994     1995      1994
PAWN SERVICE CHARGES                                       $28,983    $24,917   $59,086   $46,024

GROSS PROFIT FROM SALES
     Sales                                                  41,215     32,286    82,315    66,493
     Cost of sales                                          33,899     25,939    68,033    53,277
                                                           -------    -------   -------   -------
          Gross profit                                       7,316      6,347    14,282    13,216

                                                           -------    -------   -------   -------
NET REVENUES                                                36,299     31,264    73,368    59,240
                                                           -------    -------   -------   -------

OPERATING EXPENSES
     Operations                                             20,849     18,818    42,308    35,061
     Administration                                          3,938      3,404     8,177     6,527
     Amortization                                              938        887     1,849     1,734
     Depreciation                                            2,871      2,033     5,598     3,922
                                                           -------    -------   -------   -------
          Total operating expenses                          28,596     25,142    57,932    47,244
                                                           -------    -------   -------   -------

Income from operations                                       7,703      6,122    15,436    11,996

Interest expense, net                                        2,529      1,202     4,987     2,163
Other (income)/expense                                          89        (31)      145       138
                                                           -------    -------   -------   -------

Income before income taxes                                   5,085      4,951    10,304     9,695
Provision for income taxes                                   1,981      1,896     3,847     3,708
                                                           -------    -------   -------   -------

NET INCOME                                                 $ 3,104    $ 3,055   $ 6,457   $ 5,987
                                                           =======    =======   =======   =======
=================================================================================================
Net income per share:
          Primary                                          $  0.11    $  0.11   $  0.22   $  0.21
          Fully diluted                                    $  0.11    $  0.11   $  0.22   $  0.21

Weighted average shares (in thousands):
          Primary                                           28,907     28,864    28,965    28,934
          Fully diluted                                     28,907     28,864    28,965    28,934

=================================================================================================



See notes to consolidated financial statements.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Six Months Ended June 30, 1995 and 1994

(Dollars in thousands, except shares)                                    (UNAUDITED)
========================================================================================================================
                                                                                                     FOREIGN
                                     COMMON STOCK                                TREASURY STOCK      CURRENCY
                               -----------------------  PAID IN    RETAINED  --------------------- TRANSLATION
                                 SHARES         AMOUNT  SURPLUS    EARNINGS   SHARES        AMOUNT  ADJUSTMENT   TOTAL
                               -----------      ------  --------   --------  ---------     ------- -----------  --------
Balance at
    December 31, 1994           30,235,164      $3,024  $121,481    $70,081  1,666,099     $(7,460)  $(3,692)   $183,434
    Net income                                                        6,457                                        6,457
    Dividends declared                                                 (714)                                        (714)
    Treasury shares reissued                                  73               (36,846)        166                   239
    Tax benefit from exercise
         of stock options                                     22                                                      22
    Foreign currency
         translation adjustment                                                                          723         723
                               -----------      ------  --------    -------  ---------     -------   -------    --------
Balance at
    June 30, 1995               30,235,164      $3,024  $121,576    $75,824  1,629,253     $(7,294)  $(2,969)   $190,161
                               ===========      ======  ========    =======  =========     =======   =======    ========
========================================================================================================================
Balance at
    December 31, 1993           30,235,164      $3,024  $120,955    $56,004  1,832,137     $(7,953)  $(5,308)   $166,722
    Net income                                                        5,987                                        5,987
    Dividends declared                                                 (711)                                        (711)
    Treasury shares acquired                                                    68,500        (552)                 (552)
    Treasury shares reissued                                   1               (56,538)        248                   249
    Tax benefit from exercise
       of stock options                                       75                                                      75
    Foreign currency
         translation adjustment                                                                        1,269       1,269
                               -----------      ------  --------    -------  ---------     -------   -------    --------
Balance at
    June 30, 1994               30,235,164      $3,024  $121,031    $61,280  1,844,099     $(8,257)  $(4,039)   $173,039
                               ===========      ======  ========    =======  =========     =======   =======    ========
========================================================================================================================


See notes to consolidated financial statements.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)                                     (UNAUDITED)
================================================================================

                                                            Six Months Ended
                                                                 June 30
                                                          -------------------
                                                            1995       1994
CASH FLOWS FROM OPERATING ACTIVITIES
Reconciliation of Net Income to Net Cash
   Provided By Operating Activities:
     Net income                                             $6,457     $5,987
     Adjustments to reconcile net income to net
       cash provided by operating activities:
          Amortization                                       1,849      1,734
          Depreciation                                       5,598      3,922
          Increase in service charges receivable              (291)    (2,633)
          Decrease (increase) in inventory                     252     (3,503)
          Decrease in prepaid expenses and other                83        109
          Decrease in accounts payable
            and accrued expenses                            (7,933)      (211)
          Increase in layaway deposits, net                    665        625
          Increase in income taxes payable                     750        189
          Decrease in deferred taxes                          (745)      (566)
                                                          --------  ---------
     Net cash provided by operating activities               6,685      5,653
                                                          --------  ---------

CASH FLOWS FROM INVESTING ACTIVITIES
Loans forfeited and transferred to inventory                41,018     29,606
Loans repaid or renewed                                    111,872     87,010
Loans made, including loans renewed                       (152,777)  (125,529)
                                                          --------  ---------
          Net decrease (increase) in loans                     113     (8,913)
Acquisitions                                                (1,412)    (6,295)
Purchases of property and equipment                         (9,293)    (9,954)
Proceeds from sales of property and equipment                   -       1,230
                                                          --------  ---------
     Net cash used by investing activities                 (10,592)   (23,932)
                                                          --------  ---------

CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings under bank lines of credit                    5,150     18,750
Proceeds from issuance of long-term debt
Payment of notes payable assumed and other obligations
Proceeds from issuance of stock, net                           238        248
Treasury shares acquired                                        -        (552)
Dividends paid                                                (714)      (711)
                                                          --------  ---------
     Net cash provided by financing activities               4,674     17,735
                                                          --------  ---------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                        213         76
                                                          --------  ---------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS               980       (468)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD             4,827      2,245
                                                          --------  ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                  $5,807     $1,777
                                                          ========  =========
================================================================================


See notes to consolidated financial statements.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (UNAUDITED)
- --------------------------------------------------------------------------------

NOTE 1 - BASIS OF PRESENTATION

        The accompanying consolidated financial statements include the accounts of Cash America International, Inc. and its wholly owned subsidiaries (the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation. At June 30, 1995, the Company had a 49% ownership interest in Mr. Payroll Corporation ("Mr. Payroll") (see Note 4). The investment is being accounted for using the equity method of accounting, whereby the Company records its 49% share of earnings or losses of Mr. Payroll in its consolidated financial statements.

        The financial statements as of June 30, 1995 and 1994 and for the three months and six months then ended are unaudited but, in management's opinion, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for such interim periods. Operating results for the three months and six months are not necessarily indicative of the results that may be expected for the full fiscal year.

        Certain amounts in the consolidated statements of income for the three and six months ended June 30, 1994, have been reclassified to conform with the presentation form adopted in 1995. These reclassifications have no effect on the net income previously reported.

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

NOTE 3 - LONG-TERM DEBT

        On June 7, 1995, the Company extended the maturity date and made certain modifications to its $125,000,000 unsecured bank line of credit originally entered into on June 29, 1993. The agreement was modified to extend the maturity of $100,000,000 of the line of credit to April 30, 1998, with the remaining $25,000,000 portion scheduled to mature on June 5, 1996. As of June 30, 1995, no borrowings had been made under the $25,000,000 portion of the bank line of credit, and $68,850,000 was borrowed against the $100,000,000 commitment. The Company has the option each year to request a one-year extension, thus moving the maturity date of the entire facility forward one year. Interest is paid quarterly at rates determined at the Company's option of either the bank's prime lending rate or LIBOR plus 1%. The current interest rate is 7.33%. In addition, the agreement provides for commitment fees of 3/8% per annum on the unused portion of $100,000,000 of the commitment and .15% per annum on the unused portion of $25,000,000 of the commitment. On May 3, 1995 the Company entered into an interest rate protection agreement for the two years ending on May 5, 1997 that limits the maximum interest rate on $20,000,000 of debt.

        On May 12, 1993, the Company issued $30,000,000 of "8.33% Senior Notes", due May 1, 2003. Interest is payable on May 1 and November 1 of each year. Mandatory annual payments of $4,285,714 commence May 1997. On May 28, 1993, the Company entered into two swap agreements for $10,000,000 each, under which the Company receives a fixed rate of 4.87% and pays the bank a variable rate (currently 6.0%) repriced every six months to the prevailing 6 month BBA average LIBOR rate. The effective interest rate on the Senior Notes for the period June 2, 1995, to December 2, 1995 is 9.14% after taking into account the two swap transactions.

        On July 7, 1995, the Company issued $20,000,000 of "8.14% Senior Notes", due July 7, 2007. Interest is payable on January 7 and July 7 of each year. Mandatory annual payments of $4,000,000 commence on July 7, 2003. Proceeds from the note issuance were applied to the debt outstanding under the Company's line of credit.

        On September 21, 1994, in conjunction with the acquisition of Svensk Pantbelaning, the Company's wholly owned subsidiary, CAII Pantbelaning AB (CAIIP), established a 193,750,000 Swedish Kronor ("SEK") term loan. The term loan matures three years from the date of inception and there is no scheduled amortization of the principal balance prior to maturity. Interest is payable based on the Stockholm InterBank Offered Rate (STIBOR) plus 1%, currently at 9.64%. As of June 30, 1995, SEK 193,750,000 (approximately

$26,685,000) was outstanding under the term loan. On June 2, 1995, CAIIP entered into a floating-to-fixed interest rate exchange agreement. The agreement fixes the interest rate on SEK 118,750,000 (approximately $16,300,000) at 10.94% through August 17, 1998.

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

NOTE 4 - INVESTMENT IN AFFILIATE

        On July 13, 1994, the Company invested $2 million to acquire a 49% interest in Mr. Payroll, a private, Texas-based company which sells franchises for check-cashing kiosks. The Company is operating franchised check-cashing kiosks in some of its pawnshop locations.

        In conjunction with its investment, the Company has entered into a revolving credit agreement with Mr. Payroll which provides for maximum borrowings of $1.5 million from the Company. Interest is payable quarterly at the LIBOR rate plus four percent. The entire unpaid principal balance is due and payable in full on February 28, 1997. Mr. Payroll has granted the Company a security interest in and lien on all of its assets. As of June 30, 1995, Mr. Payroll had borrowings outstanding of $1,500,000.

NOTE 5 - LITIGATION

        The Company is a defendant in certain lawsuits encountered in the ordinary course of its business. In the opinion of management, the resolution of these matters will not have a material adverse effect on the Company's financial position or results of operations.

SUMMARY OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SECOND QUARTER ENDED JUNE 30, 1995 vs
SECOND QUARTER ENDED JUNE 30, 1994
================================================================================
Summary Consolidated Financial Data
- --------------------------------------------
     The following table sets forth selected consolidated financial data with respect to the Company for the three months ended June 30, 1995 and 1994.

                                                                         ($ in thousands)
                                                                  1995                    1994                Change
                                                                 -------                 -------              ------
Pawn service charges                                             $28,983                 $24,917                16%
Gross profit from sales
 Sales                                                            41,215                  32,286                28%
 Cost of sales                                                    33,899                  25,939                31%
                                                                 -------                 -------              ------
   Gross profit                                                    7,316                   6,347                15%
                                                                 -------                 -------              ------

Net Revenues                                                      36,299                  31,264                16%
                                                                 -------                 -------              ------
Other Data:
  Gross profit as a percentage of sales                            17.8%                   19.7%               (10%)
  Average annualized inventory turnover                             1.7X                    1.6X                 6%
  Annualized yield on loans                                         149%                    180%               (17%)
  Average inventory balance per
   average location in operation                                 $   223                 $   215                4%
  Average loan balance per
   average location in operation                                 $   216                 $   185                17%
  Average pawn loan at end of
   period (whole dollars)                                            $90                     $74                22%
  Expenses as a percentage of net revenues:
     Operations                                                    57.4%                   60.2%               (5%)
     Administration                                                10.8%                   10.9%               (1%)
     Depreciation and amortization                                 10.5%                    9.3%                13%
     Interest, net                                                  7.0%                    3.8%                84%

Locations in Operation:
  Beginning of period                                                357                     291
  Acquired                                                             0                       3
  Established                                                          9                      12
  Combined                                                           ---                     ---
                                                                 -------                 -------

  End of period                                                      366                     306                20%
                                                                 =======                 =======              ======
  Average number of locations in
     operation during the period (a)                                 362                     300                21%
                                                                 =======                 =======              ======

(a) Averages based on accumulation of month-end balances and dividing aggregate total by total months in the period.

SIX MONTHS ENDED JUNE 30, 1995 vs
SIX MONTHS ENDED JUNE 30, 1994
================================================================================
Summary Consolidated Financial Data
- ----------------------------------------
     The following table sets forth selected consolidated financial data with respect to the Company for the six months ended June 30, 1995 and 1994.


                                                                     ($ in thousands)
                                                                1995                1994              Change
                                                               -------             -------            ------
Pawn service charges                                           $59,086             $46,024              28%
Gross profit from sales
  Sales                                                         82,315              66,493              24%
  Cost of sales                                                 68,033              53,277              28%
                                                               -------             -------            ------
    Gross profit                                                14,282              13,216              8%
                                                               -------             -------            ------

Net Revenues                                                    73,368              59,240              24%
                                                               -------             -------            ------

Other Data:
  Gross profit as a percentage of sales                          17.4%               19.9%             (13%)
  Average annualized inventory turnover                           1.7X                1.7X               0%
  Annualized yield on loans                                       151%                176%             (14%)
  Average inventory balance per
   average location in operation                                  $228                $218              5%
  Average loan balance per
   average location in operation                                  $221                $181              22%
  Average pawn loan at end of
   period (whole dollars)                                          $90                 $74              22%

Expenses as a percentage of net revenues:
     Operations                                                  57.7%               59.2%             (3%)
     Administration                                              11.1%               11.0%              1%
     Depreciation and amortization                               10.2%                9.5%              7%
     Interest, net                                                6.8%                3.7%              84%

Locations in Operation:
  Beginning of period                                              340                 280
  Acquired                                                           3                  11
  Established                                                       25                  18
  Combined                                                          (2)                 (3)
                                                               -------             -------

  End of period                                                    366                 306              20%
                                                               =======             =======            ======
  Average number of locations in
     operation during the period (a)                               356                 291              22%
                                                               =======             =======            ======


(a) Averages based on accumulation of month-end balances and dividing aggregate total by total months in the period.

2ND QUARTER 1995 VS 1994

IMPACT OF EXPANDING OPERATIONS
    The Company expanded its operations over the 18-month period from December 31, 1993 through June 30, 1995 with the addition of 91 pawnshops. Sixty-seven stores were started and 24 stores were acquired during the period, and five stores were combined into existing locations for a net addition of 86 stores during the 18-month period. At June 30, 1995, the Company operated 366 pawnshops--322 in 14 states in the United States, 34 jewelry-only and loan-only pawnshops in the United Kingdom operating under the name Harvey & Thompson, Ltd., and 10 loan-only pawnshops which concentrate primarily in jewelry in Sweden and operate under the name Svensk Pantbelaning. The group of corporations which comprise the Swedish chain was acquired in September 1994 in a cash transaction.

    Net revenues (total revenues less cost of sales) increased 16% and 24%, respectively, for the three and six month periods ending June 30, 1995 over the same periods of 1994, and is primarily attributable to an approximate 21% increase in average stores open during the periods. Net revenues on comparable stores (those in operation more than one year) increased 2% for the 3 months and 6% for the 6 months ending June 30, 1995.


PAWN SERVICE CHARGES
    Pawn service charges for the three months and six months ended June 30, 1995 increased 16% and 28% over the comparable periods in 1994 due to gains in the number of average locations in operation. Pawn service charges on comparable stores were unchanged in the second quarter and increased by 9% for the first half of 1995 compared to 1994.


    The Company attributes the increases in pawn service charges in comparable stores to several factors. In the first quarter of 1994, the Company operated its domestic pawnshops under a lower loan to value ratio, which determines the amount to lend on a particular item. The Company's loan balance and pawn service charges increased when it increased its loan to value ratio in domestic stores during the second quarter of 1994, which subsequently increased the amount of unredeemed merchandise available for sale to customers. The Company believes that there was no change in comparable store pawn service charges in the second quarter due, at least in part, to its customers' later receipt of Federal income tax refunds than in previous years, as noted in the sales discussion below. An increase in the yield on domestic loans to 217% for both the quarter and first half of 1995 compared to 214% and

210%, respectively, for the same periods in 1994 also contributed to the increase in same store pawn service charges. The acquisition of Svensk Pantbelaning accounted for approximately one-half and one-third, respectively, of the increase in pawn service charges for the three and six month periods.

    The Company's average dollar loan increased to $90 from $74, respectively, and the average yield on loans outstanding decreased to approximately 150% from approximately 180%, respectively, for both the three and six month periods ending June 30, 1995 compared to the same periods in 1994. Both of these factors are due to the acquisition of Svensk Pantbelaning, which has a higher amount per loan and a lower yield (of approximately $230 and 50%, respectively) than did the Company's consolidated operations in the United States and the United Kingdom. The weighting of the Swedish loans in the Company's consolidated portfolio caused these changes in yields and average loan amount. The U.K. yield and the U.S. and U.K. average loan amounts were virtually unchanged compared to the prior periods, and the U.S. yield increased as noted above.


SALES AND GROSS PROFIT
    Sales for the three and six months ended June 30, 1995 increased 28% and 24%, respectively, compared to the same periods of 1994. These increases were due to the approximate 21% rise in average locations as noted above and to 14% and 9% increases in sales from comparable stores from the prior period. The sales increase in the quarter from comparable stores was due to two primary factors. First, the amount of unredeemed merchandise available for resale was greater for the second quarter and first half of 1995 due to the increase in the Company's loan to value ratio, referred to above, after the first quarter of 1994. Second, the Company believes that later receipt in 1995 than in 1994 of Federal income tax refunds caused sales to increase in the quarter. The Company believes that many of its customers typically use a portion of their refund to repay loans and purchase items of personal property.

    Gross profit margins on retail sales were down to 17.8% and 17.4% for the three and six months ending June 30, 1995 compared to 19.7% and 19.9% for the same periods in 1994. Contributing to these declines were the higher cost in merchandise from unredeemed loans, (relating to the changes in the Company's loan to value ratio as described above), increased sales of jewelry at wholesale, and the Company's use of price discounting to sell selected merchandise. Inventory turns were relatively constant at approximately 1.7 times for each of the periods, with a slight increase in the second quarter of 1995 due to the increased sales, discounting and sales at wholesale as discussed above.

EXPENSES
    Operating expenses relative to net revenues decreased to 57% and 58% for the quarter and first half, respectively, from 60% and 59% for the same periods in 1994. Operating expenses increased 11% and 21% for the three and six months ending June 30, 1995, despite the 21% increase in average stores in operation for the period, as a result of a 4% decline for the quarter and a 1% increase year to date from comparable stores.

    Administrative expenses were unchanged as a percentage of net revenues at 11% for each of the two periods in both 1995 and 1994. The increases of 16% and 25% for the three and six months of 1995 compared to 1994 is due to the acquisition of Svensk Pantbelaning as well as increased expenses in the Company's existing operations, which were needed to continue to build infrastructure and systems to support an expanding store base.

    Depreciation and amortization as a percentage of net revenues increased to 10.5% from 9.3% for the quarter and to 10.2% from 9.5% for the first half, primarily due to amortization of intangibles related to the Swedish acquisition and depreciation increases of approximately 42% in each of the two periods over the prior year. This increase in depreciation was due to new store additions and computer point-of-sale hardware and software, the installation of which was completed in the Company's domestic stores in late 1994.

    Net interest expense as a percentage of net revenues increased to 7% in the quarter and first half of 1995 compared to 4% for each of the same periods in 1994, due to an increase in total debt and higher interest rates. Debt levels increased to support new store development and to fund the acquisition of Svensk Pantbelaning. Domestic average bank debt increased by 61% and 82%, respectively, for the three and six month periods over the same periods in 1994. Weighted average interest rates on domestic debt increased to 8% for the second quarter and first half of 1995 from 6% for both of the year-ago periods. The borrowings of Swedish Kronor under a term loan bear interest at rates in effect for Swedish currency which are currently higher than the U.S. average rates noted above.

OTHER (INCOME)/EXPENSE
    During the second quarter and first half of 1995 and 1994, the Company realized gains and losses on disposition of certain non-operating assets, rent income, operating losses from its equity interest in Mr. Payroll Corporation, and other miscellaneous items.

INCOME TAXES
    The Company's effective tax rate increased to 39% for the second quarter from 38% in 1994, and for the first half of 1995 was 37% compared to 38% in the year ago period. The domestic effective tax rate increased to 42% and 41% for the three and six month periods of 1995 compared to 39% for each of the two periods last year as a result of more income from states which have a state income tax and other miscellaneous factors. Tax rates in the Company's foreign operations decreased to 33% and 31% for the second quarter and first half of 1995, respectively, from 37% and 36% in the prior year as a result of lower tax rates for Svensk Pantbelaning and the utilization of miscellaneous tax credits in the United Kingdom in the first quarter of 1995.


LIQUIDITY AND CAPITAL RESOURCES
    During the first half of 1995, the Company's capital expenditures totaled $10.7 million. Capital investment included $1.4 million for the acquisition of three pawnshops and $9.3 million for leasehold improvements and equipment for start-up locations, additions to its computer systems, and other fixed asset purchases.

    The funding of these items has come from the Company's three-year, $125 million revolving bank line of credit and operating earnings. On May 3, 1995 the Company entered into an interest rate protection agreement for the two years ending on May 5, 1997 that limits the interest rate on $20,000,000 of debt. The Company's $30 million of Senior Notes, due May 1, 2003, to Teachers Insurance and Annuity Association of America bear interest at 8.33% and are payable in seven equal annual principal installments beginning May 1, 1997. The Company entered into an interest rate swap in June of 1993 on $20 million of these notes, which resulted in an effective floating interest rate, currently at 9.14%, on the debt.

    On July 7, 1995 the Company issued $20,000,000 of "8.14% Senior Notes", due July 7, 2007. Interest is payable on January 7 and July 7 of each year. Mandatory annual payments of $4,000,000 commence on July 7, 2003. Proceeds from the note issuance were applied to the debt outstanding under the Company's line of credit.

    On September 21, 1994, in conjunction with the acquisition of Svensk Pantbelaning, the Company's wholly owned subsidiary, CAII Pantbelaning AB (CAIIP), established a 193,750,000 Swedish Kronor ("SEK") term loan. The term loan matures three years from the date of inception and there is no scheduled amortization of the principal balance prior to maturity. Interest is payable at Stockholm InterBank Offered Rate (STIBOR) plus 1%, currently at 9.64%. As of June 30, 1995, SEK 193,750,000 (approximately $26,685,000) was outstanding under the term loan. On June 2, 1995, CAIIP entered into a floating-to-fixed interest rate exchange agreement. The agreement fixes the interest rate on SEK 118,750,000 (approximately $16,100,000) at 10.94% through August 17, 1998.

    Management believes that borrowings available under its $125 million revolving bank line of credit facility and a L.5 million unused line of credit available to Harvey & Thompson, Ltd. through a U.K. commercial bank, cash generated from operations and current working capital of $176 million will be sufficient to meet the Company's anticipated future capital requirements.

FOREIGN OPERATIONS
        Presented below is selected consolidated financial data for Harvey & Thompson and Svensk Pantbelaning as of June 30, 1995, and 1994 and for the quarterly and six month periods then ended. Acquired on September 22, 1994, Svensk Pantbelaning operates a ten store chain of loan-only pawnshops in Sweden in a manner similar to the operations of Harvey & Thompson in the U.K.

        Balance sheet data for Harvey & Thompson has been translated from pounds sterling into U.S. dollars using the end of the period currency exchange rates of 1.5955 and 1.5443 at June 30, 1995 and 1994, respectively. Income statement data has been translated at average exchange rates of 1.5985 and
1.5906 for the three month and six month periods ending June 30, 1995, respectively, compared to 1.4893 and 1.4874 for the same periods in 1994.

        Balance sheet data for Svensk Pantbelaning has been translated from Swedish Kronor into U.S. dollars using the end of the period currency exchange rate of 7.2607 at June 30, 1995. Income statement data has been translated at average exchange rates of 7.2967 and 7.3302 for the three month and six month periods ending June 30, 1995, respectively.

                                                           Three Months Ended June 30,
                                                              1995            1994         Change
                                                             -------         -------       ------
                                                                 ($ in thousands)
Income Statement Data:
     Net revenues                                             $4,803          $2,457         95%
     Operating expenses                                        2,450           1,197        105%
     Income from operations                                    2,353           1,260         87%


Other Data:
     Total average locations                                      43              29         48%
     Gross profit margin                                       31.9%           37.4%       (15)%
     Average annualized inventory turns                         2.9X            2.9X          0%
     Ending loan balance                                     $33,988         $13,815        146%
     Average loan balance
       per average location in operation                        $777            $456         70%

     Expenses as a percentage of net revenues:
         Operations                                            34.8%           33.5%          4%
         Administration                                        11.5%            9.9%         16%

                                                             Six Months Ended June 30,
                                                              1995            1994         Change
                                                             -------         -------       ------
Income Statement Data:                                           ($ in thousands)
     Net revenues                                             $9,580          $4,768        101%
     Operating expenses                                        4,770           2,299        107%
     Income from operations                                    4,810           2,469         95%

Other Data:
     Total average locations                                       43              29        48%
     Gross profit margin                                        44.7%           38.9%        15%
     Average annualized inventory turns                          3.4X            3.1X        10%
     Average loan balance
       per average location in operation                         $755            $440        72%
     Expenses as a percentage of net revenues
         Operations                                             33.1%           32.8%         1%
         Administration                                         12.1%           10.1%        20%

DOMESTIC OPERATIONS
     Presented below is selected financial data for the Company's domestic operations as of June 30, 1995 and 1994 and for the three months then ended:

                                                               ($ in thousands)
                                                          1995                 1994             Change
                                                        -------              -------            ------
Pawn service charges                                    $24,271              $22,559                8%
Gross profit from sales
  Sales                                                  40,930               32,021               28%
  Cost of sales                                          33,705               25,773               31%
                                                        -------              -------           ------
    Gross profit                                          7,225                6,248               16%
                                                        -------              -------           ------

Net Revenues                                             31,496               28,807                9%
                                                        -------              -------           ------

Other Data:
  Gross profit as a percentage of sales                    17.7%                19.5%              (9%)
  Average annualized inventory turnover                     1.7X                 1.6X               6%
  Annualized yield on loans                                 217%                 214%               1%
  Average inventory balance per
   average location in operation                           $253                 $237                7%
  Average loan balance per
   average location in operation                           $141                 $156              (10%)
  Average pawn loan at end of
   period (whole dollars)                                   $67                  $68               (1%)

Expenses as a percentage of net revenues:
     Operations                                            60.9%                62.5%              (3%)
     Administration                                        10.8%                11.0%              (2%)
     Depreciation and amortization                         11.4%                 9.7%              18%
     Interest, net                                          6.4%                 4.3%              49%
Domestic Locations in Operation:
  Beginning of period                                       314                  262
  Acquired                                                  ---                    3
  Established                                                 8                   12
  Combined                                                  ---                  ---
                                                        -------              -------
  End of period                                             322                  277               16%
                                                        =======              =======           ======
  Average number of locations in
      operation during the period (a)                       319                  271               18%
                                                        =======              =======           ======


(a) Averages based on accumulation of month-end balances and dividing aggregate total by total months in the period.

DOMESTIC OPERATIONS
     Presented below is selected financial data for the Company's domestic operations as of June 30, 1995 and 1994 and for the six months then ended:

                                                               ($ in thousands)
                                                          1995                 1994            Change
                                                        -------              -------           ------
Pawn service charges                                    $49,855              $41,486             20%
Gross profit from sales
  Sales                                                  81,534               65,903             24%
  Cost of sales                                          67,601               52,917             28%
                                                        -------              -------           ------
    Gross profit                                         13,933               12,986              7%

Net Revenues                                             63,788               54,472             17%
                                                        -------              -------           ------

Other Data:
  Gross profit as a percentage of sales                   17.1%                19.7%            (13%)
  Average annualized inventory turnover                    1.7X                 1.7X              0%
  Annualized yield on loans                                217%                 210%              3%
  Average inventory balance per
   average location in operation                           $258                 $241              7%
  Average loan balance per
   average location in operation                           $148                 $152             (3%)
  Average pawn loan at end of
   period (whole dollars)                                   $67                  $68             (1%)

Expenses as a percentage of net revenues:
     Operations                                           61.4%                61.5%              0%
     Administration                                       11.0%                11.1%             (1%)
     Depreciation and amortization                        11.0%                 9.9%             11%
     Interest, net                                         6.3%                 4.0%             58%
Domestic Locations in Operation:
  Beginning of period                                       300                  251
  Acquired                                                    3                   11
  Established                                                21                   18
  Combined                                                   (2)                  (3)
                                                        -------              -------
  End of period                                             322                  277             16%
                                                        =======              =======           ======
  Average number of locations in
      operation during the period (a)                       313                  262             19%
                                                        =======              =======           ======


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

                 Not Applicable

Item 3.   DEFAULTS UPON SENIOR SECURITIES

                 Not Applicable

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On April 26, 1995, the Company's Annual Meeting of Shareholders was held. All of the nominees for director identified in the Company's Proxy Statement, filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, were elected at the meeting to hold office until the next Annual Meeting or until their successors are duly elected and qualified. The shareholders ratified the Company's selection of independent auditors. There was no other business brought before the meeting that required shareholder approval. Votes were cast in the matters described below as follows (there were no broker non-votes):

        (a)      Election of directors

                                                                For                              Withheld
                                                            ----------                           --------
Jack R. Daugherty                                           24,198,523                            90,964
Morton A. Cohn                                              24,198,523                            90,964
A. R. Dike                                                  23,833,623                           455,864
Daniel R. Feehan                                            24,197,793                            91,694
James H. Greer                                              24,195,173                            94,314
B. D. Hunter                                                23,835,023                           454,464
Clifton H. Morris, Jr.                                      24,198,223                            91,264
Carl P. Motheral                                            24,194,573                            94,914
Samuel W. Rizzo                                             24,197,623                            91,864
R. L. Waltrip                                               23,834,623                           454,864

         (b)     Ratification of Independent Auditors

                 For - 24,186,824
                 Against - 54,000
                 Abstain - 48,663


Item 5.   OTHER INFORMATION

         Effective July 7, 1995, the Company entered into a Note Agreement (the "Note Agreement") with Teachers Insurance and Annuity Association of America ("Teachers") and, pursuant to the Note Agreement, issued to Teachers the Company's 8.14% Senior Notes Due July 7, 2007 in the original principal amount of $20,000,000. A copy of the Note Agreement is attached as an exhibit to this Report.

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

                 (a)      Exhibits

                          10.1   - Note Agreement between the
                                   Company and Teachers Insurance
                                   and Annuity Association of America
                                   dated as of July 7, 1995.

                          27     - Financial Data Schedule


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

                        CASH AMERICA INTERNATIONAL, INC.
                        --------------------------------
                                  (Registrant)



                         BY:  /S/   DALE R. WESTERFELD
                         -----------------------------
                               Dale R. Westerfeld
                               Vice President and
                            Chief Financial Officer


                         Date:          August 11, 1995

                              INDEX TO EXHIBITS



EXHIBIT
NUMBER              DESCRIPTION
- -------             -----------

10.1         Note Agreement between the
             Company and Teachers Insurance
             and Annuity Association of America
             dated as of July 7, 1995.

27           Financial Data Schedule.
