Form 10-Q
period 1995-09-30
CASH AMERICA INTERNATIONAL INC
filed 1995-11-14
CIK 807884

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                             ---------------------

                                   FORM 10-Q

(Mark One)
    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1995

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
    (State or other jurisdiction                            (I.R.S. Employer
    of incorporation or organization)                       Identification No.)


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

Yes     X      No
    --------      --------

                     APPLICABLE ONLY TO CORPORATE ISSUERS:
28,730,386 common shares, $.10 par value, were outstanding as of October 31,
1995

================================================================================

                        CASH AMERICA INTERNATIONAL, INC.

                                 INDEX TO 10-Q


PART I.  FINANCIAL STATEMENTS

                                                                                       Page

    Item 1. Financial Statements (Unaudited)

      Consolidated Balance Sheets - September 30, 1995
      and 1994 and December 31, 1994...................................                 1

      Consolidated Statements of Income - Three Months and
      Nine Months Ended September 30, 1995 and 1994....................                 2

      Consolidated Statements of Stockholders' Equity -
      Nine Months Ended September 30, 1995 and 1994...............,....                 3

      Consolidated Statements of Cash Flows -
      Nine Months Ended September 30, 1995 and 1994....................                 4

      Notes to Consolidated Financial Statements.......................                 5


    Item 2.  Management's Discussion and Analysis
               of Financial Condition and Results of Operations.........               10


PART II.  OTHER INFORMATION............................................                21

SIGNATURE..............................................................                22

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)                                               (UNAUDITED)
--------------------------------------------------------------------------------

                                                              September 30          Dec 31
                                                           1995         1994         1994
                                                        ----------   ----------   ----------
ASSETS

     Current assets:
          Cash and cash equivalents                     $    6,980   $    2,998   $    4,827
          Service charges receivable                        11,678       19,057       18,626
          Loans                                             87,236       79,742       78,095
          Inventory, net                                    59,085       78,004       80,894
          Prepaid expenses and other                         4,965        3,849        6,319
          Deferred tax asset                                12,891          560          475
                                                        ----------   ----------   ----------
            Total current assets                           182,835      184,210      189,236
     Property and equipment, net                            66,138       60,350       63,241
     Intangible assets, net                                 64,355       66,002       64,915
     Other assets                                            8,532        5,527        6,865
                                                        ----------   ----------   ----------
            Total assets                                $  321,860   $  316,089   $  324,257
                                                        ==========   ==========   ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

     Current liabilities:
          Accounts payable and accrued expenses         $    8,371   $   10,462   $   13,790
          Customer layaway deposits                          4,453        3,795        3,576
          Income taxes currently payable                     1,706        2,367        3,661
                                                        ----------   ----------   ----------
            Total current liabilities                       14,530       16,624       21,027

     Long-term debt:
          Bank lines of credit                              85,738       91,728       89,796
          Notes payable - TIAA                              50,000       30,000       30,000
                                                        ----------   ----------   ----------
                                                           135,738      121,728      119,796
     Stockholders' equity:
          Common stock, $.10 par value per
            share, 80,000,000 shares authorized              3,024        3,024        3,024
          Paid in surplus                                  121,828      121,094      121,481
          Retained earnings                                 56,614       65,136       70,081
          Foreign currency translation adjustment           (3,097)      (3,362)      (3,692)
                                                        ----------   ----------   ----------
                                                           178,369      185,892      190,894
          Less - shares held in treasury, at cost           (6,777)      (8,155)      (7,460)
                                                        ----------   ----------   ----------
            Total stockholders' equity                     171,592      177,737      183,434
                                                        ----------   ----------   ----------
            Total liabilities and stockholders' equity  $  321,860   $  316,089   $  324,257
                                                        ==========   ==========   ==========

--------------------------------------------------------------------------------

See notes to consolidated financial statements.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share)                             (UNAUDITED)
--------------------------------------------------------------------------------

                                                                        Three Months Ended        Nine Months Ended
                                                                           September 30              September 30
                                                                        1995         1994         1995          1994
PAWN SERVICE CHARGES                                                 $   20,106   $   29,063   $    58,158   $   75,087

GROSS PROFIT FROM SALES
     Sales                                                               37,530       34,198       119,845      100,691
     Cost of sales                                                       21,749       28,405        69,784       81,682
                                                                     ----------   ----------   -----------   ----------
          Gross profit                                                   15,781        5,793        50,061       19,009

                                                                     ----------   ----------   -----------   ----------
NET REVENUES                                                             35,887       34,856       108,219       94,096
                                                                     ----------   ----------   -----------   ----------

OPERATING EXPENSES
     Operations                                                          22,041       19,650        64,349       54,711
     Administration                                                       4,400        3,554        12,577       10,081
     Amortization                                                           893          892         2,742        2,626
     Depreciation                                                         3,000        2,293         8,598        6,215
                                                                     ----------   ----------   -----------   ----------
          Total operating expenses                                       30,334       26,389        88,266       73,633
                                                                     ----------   ----------   -----------   ----------

Income from operations                                                    5,553        8,467        19,953       20,463

Interest expense, net                                                     2,713        1,757         7,700        3,920
Other (income)/expense                                                      118          (64)          263           74
                                                                     ----------   ----------   -----------   ----------

Income before income taxes                                                2,722        6,774        11,990       16,469
Provision for income taxes                                                1,119        2,563         4,613        6,271
                                                                     ----------   ----------   -----------   ----------

Income before cumulative effect of a
   change in accounting principle                                         1,603        4,211         7,377       10,198
Cumulative effect on prior years (to
   December 31, 1994) of changing to a different
   revenue recognition method (Note 2)                                                             (19,772)
                                                                     ----------   ----------   -----------   ----------
NET INCOME (LOSS)                                                    $    1,603   $    4,211   $   (12,395)  $   10,198
                                                                     ==========   ==========   ===========   ==========

-----------------------------------------------------------------------------------------------------------------------
Amounts per common share:
   Income before cumulative effect of a
     change in accounting principle                                  $     0.06   $     0.15   $      0.26   $     0.35
   Cumulative effect on prior years (to
     December 31, 1994) of changing to a
     different revenue recognition method                                                            (0.68)
                                                                     ----------   ----------   -----------   ----------
   Net income (loss)                                                 $     0.06   $     0.15   $     (0.43)  $     0.35
                                                                     ==========   ==========   ===========   ==========

Weighted average shares - Fully diluted:                                 28,815       28,869        28,914       28,933

-----------------------------------------------------------------------------------------------------------------------
Pro forma amounts assuming the new revenue
   recognition method is applied retroactively:
     NET INCOME                                                      $    1,603   $    2,115   $     7,377   $    6,615
     NET INCOME PER SHARE                                            $     0.06   $     0.07   $      0.26   $     0.23
-----------------------------------------------------------------------------------------------------------------------


See notes to consolidated financial statements.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Nine Months Ended September 30, 1995 and 1994
(Dollars in thousands, except shares)                           (UNAUDITED)
--------------------------------------------------------------------------------

                                                                                                          Foreign
                                      Common Stock                                  Treasury Stock        Currency
                                   -------------------    Paid In     Retained     ------------------    Translation
                                   Shares       Amount    Surplus     Earnings     Shares      Amount     Adjustment      Total
                                   ------      -------    -------     --------     ------      ------     ----------      -----
Balance at
  December 31, 1994               30,235,164   $ 3,024   $ 121,481   $   70,081   1,666,099   $  (7,460)  $  (3,692)    $ 183,434

  Net loss                                                              (12,395)                                          (12,395)

  Dividends declared                                                     (1,072)                                           (1,072)

  Treasury shares reissued                                     285                 (161,321)        683                       968

  Tax benefit from exercise
       of stock options                                         62                                                             62

  Foreign currency
       translation adjustment                                                                                   595           595
                                  ----------   -------   ---------   ----------   ---------   ---------   ---------     ---------
Balance at
  September 30, 1995              30,235,164   $ 3,024   $ 121,828   $   56,614   1,504,778   $  (6,777)  $  (3,097)    $ 171,592
                                  ==========   =======   =========   ==========   =========   =========   =========     =========
------------------------------------------------------------------------------------------------------------------------------------
Balance at
  December 31, 1993               30,235,164   $ 3,024   $ 120,955   $   56,004   1,832,137   $  (7,953)  $  (5,308)    $ 166,722

  Net income                                                             10,198                                            10,198

  Dividends declared                                                     (1,066)                                           (1,066)

  Treasury shares acquired                                                           68,500        (552)                     (552)

  Treasury shares reissued                                      64                  (76,431)        350                       414

  Tax benefit from exercise
     of stock options                                           75                                                             75

  Foreign currency
       translation adjustment                                                                                 1,946         1,946
                                  ----------   -------   ---------   ----------   ---------   ---------   ---------     ---------
Balance at
  September 30, 1994              30,235,164   $ 3,024   $ 121,094   $   65,136   1,824,206   $  (8,155)  $  (3,362)    $ 177,737
                                  ==========   =======   =========   ==========   =========   =========   =========     =========
------------------------------------------------------------------------------------------------------------------------------------


See notes to consolidated financial statements.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)                                              (UNAUDITED)
--------------------------------------------------------------------------------

                                                                        Nine Months Ended
                                                                          September 30
                                                                     -----------------------
                                                                        1995         1994
CASH FLOWS FROM OPERATING ACTIVITIES
Reconciliation of Net (Loss) Income to Net
   Cash Provided By Operating Activities:
     Net (loss) income                                               $  (12,395)  $   10,198
     Adjustments to reconcile net (loss) income to
       net cash provided by operating activities:
          Cumulative effect of accounting change                         19,772
          Amortization                                                    2,742        2,626
          Depreciation                                                    8,598        6,215
          Increase in service charges receivable                         (1,382)      (3,860)
          Increase in inventory                                            (800)     (13,362)
          Decrease in prepaid expenses and other                            761          385
          Decrease in accounts payable
            and accrued expenses                                         (5,388)        (122)
          Increase in layaway deposits, net                                 875          978
          Decrease in income taxes payable                               (2,092)        (423)
          Deferred taxes                                                   (852)        (795)
                                                                     ----------   ----------
     Net cash provided by operating activities                            9,839        1,840
                                                                     ----------   ----------

CASH FLOWS FROM INVESTING ACTIVITIES
Loans forfeited and transferred to inventory                             61,421       50,613
Loans repaid or renewed                                                 168,341      139,881
Loans made, including loans renewed                                    (237,117)    (202,878)
                                                                     ----------   ----------
          Net increase in loans                                          (7,355)     (12,384)
Acquisitions                                                             (1,412)     (11,693)
Investment in and advances to affilitates                                (1,300)      (2,200)
Purchases of property and equipment                                     (11,377)     (17,182)
Proceeds from sales of property and equipment                                          1,230
                                                                     ----------   ----------
     Net cash used by investing activities                              (21,444)     (42,229)
                                                                     ----------   ----------

CASH FLOWS FROM FINANCING ACTIVITIES
Net (payments) borrowings under bank lines of credit                     (5,950)      46,600
Proceeds from issuance of long-term debt                                 20,000
Payment of notes payable assumed                                                      (4,404)
Proceeds from issuance of stock, net                                        526          414
Treasury shares acquired                                                                (552)
Dividends paid                                                           (1,072)      (1,066)
                                                                     ----------   ----------
     Net cash provided by financing activities                           13,504       40,992
                                                                     ----------   ----------

Effect of exchange rate changes on cash                                     254          150
                                                                     ----------   ----------

Increase in cash and cash equivalents                                     2,153          753
Cash and cash equivalents at beginning of period                          4,827        2,245
                                                                     ----------   ----------
Cash and cash equivalents at end of period                           $    6,980   $    2,998
                                                                     ==========   ==========


--------------------------------------------------------------------------------

See notes to consolidated financial statements.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (UNAUDITED)
------------------------------------------------------

NOTE 1 - BASIS OF PRESENTATION

         The accompanying consolidated financial statements include the accounts of Cash America International, Inc. and its wholly owned subsidiaries (the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation. At September 30, 1995, the Company had a 49% ownership interest in Mr. Payroll Corporation ("Mr. Payroll") and Express Rent A Tire Ltd. ("Express") (see Note 5). The investments are being accounted for using the equity method of accounting, whereby the Company records its 49% share of earnings or losses of its affiliates in its consolidated financial statements.

         The financial statements as of September 30, 1995 and 1994 and for the three months and nine months then ended are unaudited but, in management's opinion, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for such interim periods. Operating results for the three months and nine months are not necessarily indicative of the results that may be expected for the full fiscal year.

         Certain amounts in the consolidated statements of income for the three and nine months ended September 30, 1994, have been reclassified to conform with the presentation form adopted in 1995. These reclassifications have no effect on the net income previously reported.

         These financial statements and related notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1994 Annual Report to Stockholders.

NOTE 2 - CHANGE IN ACCOUNTING PRINCIPLE

         In the third quarter of 1995, the Company changed its method of income recognition on pawn loans (effective January 1, 1995). Under the new method, the Company accrues pawn service charges for those loans that the Company deems collection is probable based on historical statistics of loan redemptions. For loans not repaid, the carrying value of the forfeited collateral ("Inventory") is the lower of cost (cash amount loaned) or market. Pawn service charges were previously accrued on all loans. For loans not repaid, the carrying value of the forfeited collateral ("Inventory") was the lower of cost (cash amount loaned plus accrued pawn service charges) or market.

         The Company believes the accounting change provides a more timely matching of revenues and expenses with which to measure results of operations. The $19,772,000 cumulative effect of the accounting change on prior years (net of a tax benefit of $11,611,000) is included in net income for the nine months ended September 30, 1995. The effect of the accounting change on the three months ended September 30, 1995 was to decrease net income by $1,761,000 ($.06 per share); the effect of the change on the nine months ended September 30, 1995 was to decrease income before cumulative effect of a change in accounting principle $2,444,000 ($.08 per share) and net income $22,216,000 ($.77 per share). These pro forma amounts reflect the effect of retroactive application on pawn service charges, cost of sales, and related income taxes.

         The effect of the change on the first and second quarters of 1995 is as follows:

                                                                      Three Months Ended
                                                              ---------------------------------
                                                                March 31,           June 30,
                                                                   1995               1995
                                                              --------------       ------------
                                                               (in thousands, except per share)
 Net income as originally reported                            $        3,353       $      3,104
 Effect of change in revenue recognition method                         (697)                14
                                                              --------------      -------------
 Income before cumulative effect of a change in
    accounting principle                                               2,656              3,118

 Cumulative effect on prior years (to December 31, 1994)
    of changing to a different revenue recognition method            (19,772)
                                                              --------------       ------------
 Net (Loss) Income as restated                                $      (17,116)      $      3,118
                                                              ==============       ============
 Per share amounts:
    Net income as originally reported                         $          .12       $        .11
    Effect of change in revenue recognition method                       .02
                                                              --------------       ------------
    Income before cumulative effect of a change
       in accounting principle                                           .09                .11

    Cumulative effect on prior years (to December 31, 1994)
       of changing to a different revenue recognition                   (.68)
       method                                                 --------------       ------------

    Net (Loss) Income as restated                             $         (.59)      $         .11
                                                              ==============       =============


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

NOTE 4 - LONG-TERM DEBT

         On June 7, 1995, the Company extended the maturity date and made certain modifications to its $125,000,000 unsecured bank line of credit originally entered into on June 29, 1993. The agreement was modified to extend the maturity of $100,000,000 of the line of credit to April 30, 1998, with the remaining $25,000,000 portion scheduled to mature on June 5, 1996. As of September 30, 1995, no borrowings had been made under the $25,000,000 portion of the bank line of credit, and $57,750,000 was borrowed against the $100,000,000 commitment. The Company has the option each year to request a one-year extension, thus moving the maturity date of the entire facility forward one year. Interest is paid quarterly at rates determined at the Company's option of either the bank's prime lending rate or LIBOR plus 1%. The current interest rate is 7.02%. In addition, the agreement provides for commitment fees of 3/8% per annum on the unused portion of $100,000,000 of the commitment and .15% per annum on the unused portion of $25,000,000 of the commitment. On May 3, 1995 the Company entered into an interest rate protection agreement for the two years ending on May 5, 1997 that limits the maximum LIBOR interest rate to 7% on $20,000,000 of debt.

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

         On September 21, 1994, in conjunction with the acquisition of Svensk Pantbelaning, the Company's wholly owned subsidiary, CAII Pantbelaning AB (CAIIP), established a 193,750,000 Swedish Kronor ("SEK") term loan. The term loan matures three years from the date of inception and there is no scheduled amortization of the principal balance prior to maturity. Interest is payable based on the Stockholm InterBank Offered Rate (STIBOR) plus 1%, currently at 9.75%. As of September 30, 1995, SEK 193,750,000 (approximately $27,988,000)
was outstanding under the term loan. On June 2, 1995, CAIIP entered into a floating-to-fixed interest rate exchange agreement. The agreement fixes the interest rate on SEK 118,750,000 (approximately $17,154,000) at 10.94% through August 17, 1998.

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

NOTE 5 - INVESTMENTS IN AFFILIATES

         On July 13, 1994, the Company invested $2 million to acquire a 49% interest in Mr. Payroll, a private, Texas- based company which sells franchises for check-cashing kiosks. The Company is operating franchised check-cashing kiosks in some of its pawnshop locations.

         In conjunction with its investment, the Company has entered into a revolving credit agreement with Mr. Payroll which provides for maximum borrowings of $1,500,000 from the Company. Interest is payable quarterly at the LIBOR rate plus four percent. The entire unpaid principal balance is due and payable in full on February 28, 1997. Mr. Payroll has granted the Company a security interest in and lien on all of its assets. As of September 30, 1995, Mr. Payroll had borrowings outstanding of $1,500,000. Subsequent to September 30, 1995, the Company entered into a second revolving credit agreement with Mr. Payroll which provides for maximum borrowings of $500,000 from the Company. The terms are essentially the same as the initial revolving credit agreement.

         On September 20, 1995, the Company acquired a 49% interest in Express Rent a Tire, Ltd. ("Express"), a private company which offers new tires and wheels on a rent-to-own basis. In conjunction with its investment, the Company has entered into a revolving credit agreement with Express which provides for maximum borrowings of $2 million from the Company. Interest is payable quarterly at the LIBOR rate plus four percent. The entire unpaid principal balance is due and payable in full on February 28, 1998. Express has granted the Company a security interest in and lien on all of its assets. As of September 30, 1995, Express had borrowings outstanding of $400,000.

NOTE 6 - LITIGATION

         The Company is a defendant in certain lawsuits encountered in the ordinary course of its business. In the opinion of management, the resolution of these matters will not have a material adverse effect on the Company's financial position or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1995 VERSUS THE COMPARABLE 1994 PERIOD

RESULTS OF OPERATIONS

         During the third quarter of 1995, the Company changed its method of income recognition on pawn loans (effective January 1, 1995). Under the new method, the Company accrues pawn service charges for only those loans that the Company deems collection to be probable based on historical statistics of loan redemptions. For loans not repaid, the carrying value of the forfeited collateral ("Inventory") is the lower of cost (cash amount loaned) or market. Pawn service charges were previously accrued on all loans. For loans not repaid, the carrying value of the forfeited collateral ("Inventory") was the lower of cost (cash amount loaned plus accrued pawn service charges) or market.

         During that period of time between the inception of a pawn loan and the later sale of the forfeited collateral, the change in accounting principle will not affect the amount of net revenues or earnings reported by the Company; it will only affect the timing of net revenue and earnings recognition. The new method will more closely align net revenue and earnings recognition with the actual collection of cash from loan payments and the sale of forfeited collateral.

         The Company believes shareholder value can be enhanced by generating higher returns on the capital employed by the Company. Recent changes in the business environment, including competitive influences, have led the Company to focus more clearly on the importance of generating higher cash-on-cash returns in its business activities. The Company is taking steps to enhance its position in the marketplace through new incentive compensation programs, revised store configuration, and training programs with an emphasis on rewarding the maximization of cash returns on capital employed. The Company believes that reporting results of operations under the new accounting principle will be more consistent with the measurement of cash returns.

         The $19,772,000 cumulative effect of this accounting change on prior years (net of a tax benefit of $11,611,000) reduced net income for the nine months ended September 30, 1995. The net loss per share of $.43 for 1995 is the result of the cumulative effect of the accounting change with respect to income recognition on pawn loans. Earnings per share from operations for the third quarter were $.06, compared to a pro forma $.07 for the third quarter of 1994 assuming retroactive application of the accounting change.

SUMMARY CONSOLIDATED FINANCIAL DATA

     For purposes of management's discussion and analysis of results of operations and financial condition, all comparisons to the three and nine months ended September 30, 1995, reflect the pro forma effects of applying the new accounting principle to the consolidated financial statements as if the change had occurred on December 31, 1993.

THIRD QUARTER ENDED SEPTEMBER 30, 1995 vs
THIRD QUARTER ENDED SEPTEMBER 30, 1994
--------------------------------------------------------------------------------

     The following table sets forth selected consolidated financial data with respect to the Company for the three months ended September 30, 1995 and 1994.

                                                                                 ($ in thousands)
                                                                                        Pro Forma
                                                                            1995             1994       Change
                                                                          --------         --------    --------
Pawn service charges                                                       $20,106          $17,602      14%
Gross profit from sales
 Sales                                                                      37,530           34,198      10%
 Cost of sales                                                              21,749           20,272       7%
                                                                          --------         --------    --------
   Gross profit                                                             15,781           13,926      13%
                                                                          --------         --------    --------

Net Revenues                                                                35,887           31,528      14%
                                                                          --------         --------    --------

Other Data:
  Gross profit as a percentage of sales                                       42.0%            40.7%      3%
  Average annualized inventory turnover                                       1.5X             1.5X       0%
  Annualized yield on loans                                                     95%             106%    (10)%
  Average inventory balance per
   average location in operation                                              $157             $166      (5)%
  Average loan balance per
   average location in operation                                              $227             $209       9%
  Average pawn loan at end of
   period (whole dollars)                                                      $90              $86       5%

  Expenses as a percentage of net revenues:
     Operations                                                               61.4%            62.3%     (1)%
     Administration                                                           12.3%            11.3%      9%
     Depreciation and amortization                                            10.8%            10.1%      7%
     Interest, net                                                             7.6%             5.6%     36%

Locations in Operation:
  Beginning of period                                                          366              306
  Acquired                                                                       0               10
  Established                                                                    3               17
  Combined                                                                     ---              ---
                                                                          --------         --------

  End of period                                                                369              333      11%
                                                                          ========         ========    ========
  Average number of locations in
     operation during the period (a)                                           368              316      16%
                                                                          ========         ========    ========

(a) Averages based on accumulation of month-end balances and dividing aggregate total by total months in the period.

NINE MONTHS ENDED SEPTEMBER 30, 1995 vs
NINE MONTHS ENDED SEPTEMBER 30, 1994
--------------------------------------------------------------------------------

     The following table sets forth selected consolidated financial data with respect to the Company for the nine months ended September 30, 1995 and 1994.


                                                                               ($ in thousands)
                                                                                     Pro Forma
                                                                            1995             1994       Change
                                                                          --------         --------    --------
Pawn service charges                                                       $58,158          $46,527       25%
Gross profit from sales
  Sales                                                                    119,845          100,691       19%
  Cost of sales                                                             69,784           58,810       19%
                                                                          --------         --------    --------
    Gross profit                                                            50,061           41,881       20%
                                                                          --------         --------    --------

Net Revenues                                                               108,219           88,408       22%
                                                                          --------         --------    --------

Other Data:
  Gross profit as a percentage of sales                                       41.8%            41.6%       0%
  Average annualized inventory turnover                                        1.6X             1.7X      (6)%
  Annualized yield on loans                                                     96%             109%     (12)%
  Average inventory balance per
   average location in operation                                              $161             $158        2%
  Average loan balance per
   average location in operation                                              $225             $191       18%
  Average pawn loan at end of
   period (whole dollars)                                                      $90              $86        5%

Expenses as a percentage of net revenues:
     Operations                                                               59.5%            61.9%      (4)%
     Administration                                                           11.6%            11.4%       2%
     Depreciation and amortization                                            10.5%            10.0%       5%
     Interest, net                                                             7.1%             4.4%      61%

Locations in Operation:
  Beginning of period                                                          340              280
  Acquired                                                                       3               21
  Established                                                                   28               35
  Combined                                                                      (2)              (3)
                                                                          --------         --------

  End of period                                                                369              333       11%
                                                                          ========         ========    ========
  Average number of locations in
     operation during the period (a)                                           359              300       20%
                                                                          ========         ========    ========


(a) Averages based on accumulation of month-end balances and dividing aggregate total by total months in the period.

IMPACT OF EXPANDING OPERATIONS

         The Company expanded its operations over the 21-month period from December 31, 1993 through September 30, 1995 with the addition of 94 pawnshops. Seventy stores were started and 24 stores were acquired during the period, and five stores were combined into existing locations for a net addition of 89 stores during the 21-month period. At September 30, 1995, the Company operated 369 pawnshops--325 in 14 states in the United States, 34 jewelry-only and loan-only pawnshops in the United Kingdom operating under the name Harvey & Thompson, Ltd., and 10 loan-only pawnshops which concentrate primarily in jewelry in Sweden and operate under the name Svensk Pantbelaning. The group of corporations which comprise the Swedish chain was acquired in September 1994 in a cash transaction.

         Net revenues (total revenues less cost of sales) increased 14% and 22%, respectively, for the three and nine month periods ending September 30, 1995 over the same periods of 1994, and is attributable to an approximate 16% and 20% respectively, increase in average stores open during the periods, and increased revenues in comparable stores. Net revenues on comparable stores (those in operation more than one year) increased 2% for the three months and 6% for the nine months ending September 30, 1995.

PAWN SERVICE CHARGES

         Pawn service charges for the three months and nine months ended September 30, 1995 increased 14% and 25% over the comparable periods in 1994 due to an increase in the number of average locations in operation and increases in pawn service charges on comparable same stores. Pawn service charges on comparable stores increased approximately 1% in the third quarter and by 7% for the first nine months of 1995 compared to 1994.

         In addition to the increases in pawn service charges due to new locations, the Company attributes the increase in pawn service charges for the third quarter over the corresponding period in 1994 to a higher average loan yield from domestic operations and the acquisition of Svensk Pantbelaning in the third quarter of 1994. The total Company loan yield declined from 106% to approximately 95%, while the domestic loan yield increased from 120% to 123%. The decline in total Company loan yields is directly attributable to Svensk Pantbelaning which has a higher amount per loan and a lower loan yield (of approximately $250 and 46%, respectively) than the Company's other operations.

         For the nine month period the increase in pawn service charges is due primarily to new stores, an increase in pawn service charges of comparable stores, and an increase of approximately 5% in the average dollar loan to $90 from $86 as the loan yields declined from 109% to 96% from the comparable period in 1994.

SALES AND GROSS PROFIT

         Sales for the three and nine months ended September 30, 1995, increased 10% and 19%, respectively, compared to the same periods of 1994. These increases are due primarily to the approximate 16% and 20% rise in average locations noted above. Retail sales on comparable stores decreased approximately 2% in the third quarter and increased 6% for the first nine months of 1995 compared to 1994.

         Gross profit margins on retail sales increased 3% for the three months ended September 30, 1995 over the same period in 1994. Margins increased slightly for the nine month period in 1995 over 1994. Inventory turns were relatively constant for each of the periods.

EXPENSES

         Operating expenses as a percentage of net revenues decreased to 61.4% and 59.5% for the quarter and nine months, respectively, from 62.3% and 61.9% for the same periods in 1994. Operating expenses increased 12% and 18% for the three and nine months ended September 30, 1995, despite the 16% and 20% increase in average stores in operation during the respective periods. This is partially due to a reduction of approximately 3% and 1% in operating expenses from comparable stores for the third quarter and nine months, respectively.

         Administration expenses increased in the third quarter as a percentage of net revenue to 12.3% from 11.3% in the comparable 1994 period. Total administrative expenses for the quarter increased by 24%, due in part to approximately $350,000 in one-time domestic expenses related to severance pay, recruitment cost and relocation expenses for administrative personnel, as well as the acquisition of Svensk Pantbelaning in the third quarter of 1994. For the nine month period ended September 30, 1995, administrative expenses as a percent of net revenues increased slightly from 11.4% to 11.6%. Total administrative expenses increased approximately 25% for the nine month period, due in part to the reasons mentioned above, along with increased expenses to continue to build infrastructure and systems to support the increased store base.

         Depreciation and amortization as a percentage of net revenues increased to 10.8% from 10.1% for the quarter and to 10.5% from 10% for the nine months, primarily due to amortization of intangibles related to the Swedish acquisition and depreciation increases of approximately 31% and 38% in each of the two periods over the prior year. This increase in depreciation was due to new store additions and computer point-of-sale hardware and software, the installation of which was completed in the Company's domestic stores in late 1994.

         Net interest expense as a percentage of net revenues increased to 7.6% in the quarter and 7.1% for the nine months of 1995 compared to 5.6% and 4.4% for the same periods in 1994, due to an increase in total debt and higher interest rates. Debt levels increased to support new store development and to fund the acquisition of Svensk Pantbelaning. Weighted average interest rates on domestic debt increased to 7.25% and 7.86% for the third quarter and nine months of 1995 from 5.26% and 6.29% for both of the prior periods. The borrowings of Swedish Kronor under a term loan bear interest at rates in effect for Swedish currency which are currently higher than the U.S. average rates noted above.

OTHER (INCOME)/EXPENSE

         The other (income) expense figures for the third quarter and nine months ended September 30, 1995 and 1994, represents the net effect of a variety of items including operating losses from the Company's equity interest in Mr. Payroll Corporation, rental income, gains and losses on disposition of certain non-operating assets, and other miscellaneous items.

INCOME TAXES

         The Company's effective tax rate increased to 41% for the third quarter from 39% in 1994, and for the nine months of 1995 was 38% compared to 39% in the year ago period. The domestic effective tax rate increased to 49% and 43% for the three and nine month periods of 1995 compared to 41% and 40% for the 1994 periods, respectively, as a result of more income from states which have a state income tax and other miscellaneous factors. Tax rates in the Company's foreign operations were unchanged at 36% in the third quarter of 1995 versus 1994 and decreased to 33% for the nine months of 1995 from 36% in the prior year as a result of lower tax rates for Svensk Pantbelaning and the utilization of miscellaneous tax credits in the United Kingdom in the first quarter of 1995.

LIQUIDITY AND CAPITAL RESOURCES

         During the nine month ended September 30, 1995, the Company's capital expenditures totaled $12.8 million. Capital investment included $1.4 million for the acquisition of 3 pawnshops and $11.4 million for leasehold improvements and equipment for start-up locations, additions to its computer systems, and other fixed asset purchases.

         The funding of these items has come from the Company's three-year, $125 million revolving bank line of credit and from operating earnings. On May 3, 1995 the Company entered into an interest rate protection agreement for the two years ending on May 5, 1997 that limits the interest rate on $20,000,000 of debt. The Company's $30 million of Senior Notes, due May 1, 2003, to Teachers Insurance and Annuity Association of America bear interest at 8.33% and are payable in seven equal annual principal installments beginning May 1, 1997.
The Company entered into an interest rate swap in June of 1993 on $20 million of these notes, which resulted in an effective floating interest rate, currently at 9.14% on the debt.

         On July 7, 1995 the Company issued $20,000,000 of "8.14% Senior Notes", due July 7, 2007. Interest is payable on January 7 and July 7 of each year. Mandatory annual payments of $4,000,000 commence on July 7, 2003. Proceeds from the note issuance were applied to the debt outstanding under the Company's line of credit.

         On September 21, 1994, in conjunction with the acquisition of Svensk Pantbelaning, the Company's wholly owned subsidiary, CAII Pantbelaning AB (CAIIP), established a 193,750,000 Swedish Kronor ("SEK") term loan. The term loan matures three years from the date of inception and there is no scheduled amortization of the principal balance prior to maturity. Interest is payable at Stockholm InterBank Offered Rate (STIBOR) plus 1%, currently at 10.07%. As of September 30, 1995, SEK 193,750,000 (approximately $26,685,000) was outstanding under the term loan. On June 2, 1995, CAIIP entered into a floating-to-fixed interest rate exchange agreement. The agreement fixes the interest rate on SEK 118,750,000 (approximately $17,154,000) at 10.94% through August 17, 1998.

         During the nine months ended September 30, 1995, the Company's investments and advances to affiliates totaled $1.3 million. The Company as of September 30, 1995, has unfunded commitments to advance affiliates $1,600,000.

         Management believes that borrowings available under its $125 million revolving bank line of credit facility and a L.5 million unused line of credit available to Harvey & Thompson, Ltd. through a U.K. commercial bank, cash generated from operations and current working capital of $168 million will be sufficient to meet the Company's anticipated future capital requirements.

FOREIGN OPERATIONS

         On the following page the table sets forth selected consolidated financial data for Harvey & Thompson and Svensk Pantbelaning as of September 30, 1995, and 1994 and for the quarterly and nine month periods then ended. Acquired on September 22, 1994, Svensk Pantbelaning operates a ten store chain of loan-only pawnshops in Sweden in a manner similar to the operations of Harvey & Thompson in the U.K.

         Balance sheet data for Harvey & Thompson has been translated from pounds sterling into U.S. dollars using the end of the period currency exchange rates of 1.5848 and 1.5775 at September 30, 1995 and 1994, respectively.
Income statement data has been translated at average exchange rates of 1.5833 and 1.5906 for the three month and nine month periods ending September 30, 1995, respectively, compared to 1.5508 and 1.5163 for the same periods in 1994.

         Balance sheet data for Svensk Pantbelaning has been translated from Swedish Kronor into U.S. dollars using the end of the period currency exchange rate of 6.9226 and 7.4783 at September 30, 1995 and 1994 respectively. Income statement data has been translated at average exchange rates of 7.1805 and
7.2752 for the three month and nine month periods ending September 30, 1995, respectively, compared to 7.5210 for the comparable periods in 1994.

                                                        Three Months Ended September 30,
                                                                          Pro Forma
                                                            1995            1994            Change
                                                          ----------      ----------     ------------
                                                                ($ in thousands)
Income Statement Data:
     Net revenues                                             $4,852          $3,196         52%
     Operating expenses                                        2,627           1,492         76%
     Income from operations                                    2,225           1,704         31%


Other Data:
     Total average locations                                      44              31         42%
     Gross profit margin                                        29.4%           36.4%       (19)%
     Average annualized inventory turns                          3.2X            2.4X        33%

     Ending loan balance                                     $34,834         $30,562         14%
     Average loan balance
       per average location in operation                        $779            $584         33%

     Expenses as a percentage of net revenues:

         Operations                                             36.5%           32.1%        14%
         Administration                                         12.8%            9.3%        38%

                                                           Nine Months Ended September 30,
                                                                          Pro Forma
                                                            1995            1994           Change
                                                          ----------      ----------     ------------
Income Statement Data:                                           ($ in thousands)
     Net revenues                                            $14,432          $7,964         81%
     Operating expenses                                        7,397           3,791         95%
     Income from operations                                    7,035           4,173         69%


Other Data:
     Total average locations                                      43              30         43%
     Gross profit margin                                        40.5%           38.2%         6%
     Average annualized inventory turns                          3.3X            2.9X        14%

     Average loan balance
       per average location in operation                        $769            $493         56%

     Expenses as a percentage of net revenues
         Operations                                             34.2%           32.5%         5%

         Administration                                         12.3%            9.8%        26%

DOMESTIC OPERATIONS

     Presented below is selected financial data for the Company's domestic operations as of September 30, 1995 and 1994 and for the three months then ended:

                                                                               ($ in thousands)
                                                                                     Pro Forma
                                                                            1995             1994       Change
                                                                          --------         --------    --------
Pawn service charges                                                       $15,342          $14,498        6%
Gross profit from sales
  Sales                                                                     37,231           33,945       10%
  Cost of sales                                                             21,538           20,111        7%
                                                                          --------         --------    --------
    Gross profit                                                            15,693           13,834       13%
                                                                          --------         --------    --------

Net Revenues                                                                31,035           28,332       10%
                                                                          --------         --------    --------

Other Data:
  Gross profit as a percentage of sales                                       42.2%            40.8%       3%
  Average annualized inventory turnover                                        1.5X             1.5X       0%
  Annualized yield on loans                                                    123%             120%       3%
  Average inventory balance per
   average location in operation                                              $178             $183       (3)%
  Average loan balance per
   average location in operation                                              $152             $168      (10)%
  Average pawn loan at end of
   period (whole dollars)                                                      $69              $68        1%

Expenses as a percentage of net revenues:
     Operations                                                               65.3%            65.7%      (1)%
     Administration                                                           12.2%            11.5%       6%
     Depreciation and amortization                                            11.8%            10.6%      11%
     Interest, net                                                             6.8%             5.6%      21%

Domestic Locations in Operation:
  Beginning of period                                                          322              277
  Acquired                                                                      --               --
  Established                                                                    3               17
  Combined                                                                      --               --
                                                                          --------         --------
  End of period                                                                325              294       11%
                                                                          ========         ========    ========
  Average number of locations in
      operation during the period (a)                                          324              285       14%
                                                                          ========         ========    ========





(a) Averages based on accumulation of month-end balances and dividing aggregate total by total months in the period.

DOMESTIC OPERATIONS

     Presented below is selected financial data for the Company's domestic operations as of September 30, 1995 and 1994 and for the nine months then ended:

                                                                                 ($ in thousands)
                                                                                     Pro Forma
                                                                            1995             1994       Change
                                                                          --------         --------    --------
Pawn service charges                                                       $44,163          $38,885       14%
Gross profit from sales
  Sales                                                                    118,765           99,848       19%
  Cost of sales                                                             69,141           58,289       19%
                                                                          --------         --------    --------
    Gross profit                                                            49,624           41,559       19%

Net Revenues                                                                93,787           80,444       17%
                                                                          --------         --------    --------

Other Data:
  Gross profit as a percentage of sales                                       41.8%            41.6%       0%
  Average annualized inventory turnover                                        1.6X             1.7X      (6)%
  Annualized yield on loans                                                    124%             122%       2%
  Average inventory balance per
   average location in operation                                              $182             $174        5%
  Average loan balance per
   average location in operation                                              $151             $157       (4)%
  Average pawn loan at end of
   period (whole dollars)                                                      $69              $68        1%

Expenses as a percentage of net revenues:
     Operations                                                               63.3%            64.8%      (2)%
     Administration                                                           11.5%            11.6%      (1)%
     Depreciation and amortization                                            11.4%            10.5%       9%
     Interest, net                                                             6.5%             4.7%      38%

Domestic Locations in Operation:
  Beginning of period                                                          300              251
  Acquired                                                                       3               11
  Established                                                                   24               35
  Combined                                                                      (2)              (3)
                                                                          --------         --------    --------
  End of period                                                                325              294       11%
                                                                          ========         ========    ========
  Average number of locations in
      operation during the period (a)                                          316              270       17%
                                                                          ========         ========    ========





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

                 Not Applicable

Item 3.      DEFAULTS UPON SENIOR SECURITIES

                 Not Applicable

Item 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                 Not Applicable

Item 5.      OTHER INFORMATION

                 On October 25, 1995 the Company announced it has delivered certain nonpublic information, under a confidentiality agreement, regarding its business to an investment firm pursuant to an unsolicited request and has held discussions with its representatives concerning the information sent.
                 The purpose of the disclosure of the information is to enable the firm to evaluate the Company as a possible acquisition candidate in a transaction involving present company management. There is no assurance that an offer will be forthcoming or, if received, that it will be acceptable to the Company.

Item 6.      EXHIBITS AND REPORTS ON FORM 8-K

             (a) Exhibits

                 10.1 Second Supplement (May 12, 1995), Third Supplement (July 7, 1995), and Fourth Supplement (November 10,
                          1995) to Note Agreement between the Company and Teachers Insurance and Annuity Association of America dated as of May 6, 1993.

                 10.2 First Supplement to Note Agreement between the Company and Teachers Insurance and Annuity Association of America dated as of July 7, 1995.

                 10.3 Fourth Amendment (June 7, 1995) and Fifth Amendment (November 13, 1995) to Senior Revolving Credit Facility Agreement among the Company and the various Banks named therein dated June 29, 1993.

                 18 Letter from Coopers & Lybrand L.L.P. regarding change in accounting principle.

                 27       Financial Data Schedule

             (b) Reports on Form 8-K - None

                                   SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                        CASH AMERICA INTERNATIONAL, INC.
                       ----------------------------------
                                  (Registrant)



                           BY:  /S/ Daniel R. Feehan
                        --------------------------------
                                Daniel R. Feehan
                                 President and
                          Principal Financial Officer


                            Date:  November 13, 1995

                              INDEX TO EXHIBITS




EXHIBIT
NUMBER              DESCRIPTION
-------             -----------


10.1 Second Supplement (May 12, 1995), Third Supplement (July 7, 1995), and Fourth Supplement (November 10,
                   1995) to Note Agreement between the Company and Teachers Insurance and Annuity Association of America dated as of May 6, 1993.

10.2               First Supplement to Note Agreement between the
                   Company and Teachers Insurance and Annuity
                   Association of America dated as of July 7, 1995.

10.3 Fourth Amendment (June 7, 1995) and Fifth Amendment (November 13, 1995) to Senior Revolving Credit
                   Facility Agreement among the Company and the various Banks named therein dated June 29, 1993.

18 Letter from Coopers & Lybrand L.L.P. regarding change in accounting principle.

27                 Financial Data Schedule