Form 10-K405
period 1995-12-31
CASH AMERICA INTERNATIONAL INC
filed 1996-04-01
CIK 807884

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

(MARK ONE)
    /X/        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
               OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

               FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995

                                     OR

    / /        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
               OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]


               FOR THE TRANSITION PERIOD FROM            TO

                           COMMISSION FILE NUMBER 1-9733

                             ---------------------

                        CASH AMERICA INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)

                   TEXAS                                         75-2018239
      (State or other jurisdiction of                         (I.R.S. Employer
       incorporation or organization)                       Identification No.)

            1600 WEST 7TH STREET                                 76102-2599
             FORT WORTH, TEXAS                                   (Zip Code)
  (Address of principal executive offices)

       Registrant's telephone number, including area code: (817) 335-1100

                             ---------------------

          Securities Registered Pursuant to Section 12(b) of the Act:

                                                  NAME OF EACH EXCHANGE
     TITLE OF EACH CLASS                           ON WHICH REGISTERED
- ------------------------------               ------------------------------
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

     INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS
FORM 10-K.    /X/

     THE AGGREGATE MARKET VALUE OF 27,961,252 SHARES OF THE REGISTRANT'S COMMON STOCK HELD BY NONAFFILIATES ON MARCH 6, 1996 WAS APPROXIMATELY $153,786,886.

     AT MARCH 6, 1996 THERE WERE 28,739,879 SHARES OF THE REGISTRANT'S COMMON STOCK, $.10 PAR VALUE, ISSUED AND OUTSTANDING.

                      DOCUMENTS INCORPORATED BY REFERENCE

     THE REGISTRANT'S ANNUAL REPORT TO SHAREHOLDERS FOR THE YEAR ENDED DECEMBER 31, 1995 AND THE DEFINITIVE PROXY STATEMENT PERTAINING TO THE 1996 ANNUAL MEETING OF SHAREHOLDERS ARE INCORPORATED HEREIN BY REFERENCE INTO PARTS II AND IV, AND PART III, RESPECTIVELY.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                        CASH AMERICA INTERNATIONAL, INC.

                          YEAR ENDED DECEMBER 31, 1995

                               INDEX TO FORM 10-K


PART I  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 1
         Item 1.  Business  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 1
         Item 2.  Properties  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  12
         Item 3.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  14
         Item 4.  Submission of Matters to a Vote of Security Holders . . . . . . . . . . . . . . . . . . . . . . . .  15

PART II . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  15
         Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters . . . . . . . . . . . . . . .  15
         Item 6.  Selected Financial Data . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  15
         Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations . . . . . . .  15
         Item 8.  Financial Statements and Supplementary Data . . . . . . . . . . . . . . . . . . . . . . . . . . . .  15
         Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure  . . . . . . .  15

PART III  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  15
         Item 10.  Directors and Executive Officers of the Registrant . . . . . . . . . . . . . . . . . . . . . . . .  15
         Item 11.  Executive Compensation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  16
         Item 12.  Security Ownership of Certain Beneficial Owners and Management . . . . . . . . . . . . . . . . . .  16
         Item 13.  Certain Relationships and Related Transactions . . . . . . . . . . . . . . . . . . . . . . . . . .  16

PART IV . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  16
         Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K . . . . . . . . . . . . . . . . .  16

                                              SIGNATURES

                                  INTRODUCTION

         Cash America International, Inc. (the "Company") was incorporated in Texas on October 4, 1984, to succeed to the business, assets and liabilities of a predecessor corporation formed one year earlier to engage in the pawnshop business. As of December 31, 1995, the Company owns pawnshops through wholly-owned subsidiaries in fourteen states and the United Kingdom and Sweden. The Company's principal executive offices are located at 1600 West Seventh Street, Fort Worth, Texas 76102, and its telephone number is (817) 335-1100.
As used herein, the "Company" includes Cash America International, Inc. and its subsidiaries.

                                     PART I

ITEM 1.  BUSINESS

General

         The Company is engaged in acquiring, establishing and operating pawnshops which lend money on the security of pledged tangible personal property. Pawnshops function as convenient sources of consumer loans and as sellers primarily of previously-owned merchandise acquired when customers do not redeem their pawned goods. The Company contracts for a pawn service charge to compensate it for the amount of funds advanced. The pawn service charge is typically calculated as a percentage of the loan amount based on the size and duration of the transaction, in a manner similar to which interest is charged on a loan, and has generally ranged from 12% to 240% annually, as permitted by applicable state pawnshop laws. The pledged property is held through the term of the transaction, which, in the Company's domestic operations, is generally one month with an automatic sixty-day redemption period unless otherwise earlier repaid, renewed or extended. (For pawn service charges and transaction periods applicable to the Company's foreign operations, see "Business--Regulation." ). A majority of the amounts advanced by the Company are paid in full, together with accrued service charges, or are renewed or extended through payment of accrued service charges. For the years 1993, 1994, and 1995, loans repaid or renewed as a percentage of loans made were 71.7%, 70.7%, and 71.0% respectively. In the event that the borrower does not redeem his pawned goods, the unredeemed collateral is forfeited to the Company and then becomes inventory available for sale.

         The Company's growth has been the result of its business strategy of acquiring existing pawnshops and establishing new pawnshops that can benefit from the Company's centralized management and standardized operations. The Company intends to continue its business strategy of acquiring and establishing pawnshops, increasing its share of consumer loan business, and concentrating multiple pawnshops in regional and local markets in order to expand market penetration, enhance name recognition and reinforce marketing programs. Studies indicate to the Company that a large portion of its customers consists of individuals who do not regularly transact business with banks. (See, for example, John P. Caskey, Fringe Banking - Check Cashing Outlets, Pawnshops and the Poor, 1994.) These generally are persons who do not have checking accounts and conduct as many of their transactions as possible on a cash basis.

         Pursuant to the Company's business expansion strategy, the Company added a net 31 locations in 1993, 60 locations in 1994 and 33 locations in 1995. Of these net 124 locations added, 47 were acquisitions and 93 were start-ups, while 16 locations were either closed or combined. In February 1992, the Company acquired the Harvey & Thompson pawnshop chain in the United
Kingdom.   On June 30, 1993, the Company acquired 18 pawnshops, located primarily in San Antonio and Houston, Texas, from Express Cash International Corporation. On September 22, 1994, the Company acquired the ten-pawnshop Svensk Pantbelaning chain in Sweden. As of December 31, 1995, the Company had 327 domestic and 46 foreign operating locations.

         The Company plans to continue to expand its operating locations through new start-ups and acquisitions. However, during 1992 the Company moved to a strategy of opening more start-up units and acquiring fewer stores relative to total additions. Excluding the chains discussed above, the Company acquired 19 stores in individual purchase transactions during 1993, 1994, and 1995.

LENDING FUNCTION

         The Company is engaged in the business of lending money on the security of pledged goods. The pledged goods are generally tangible personal property other than securities or printed evidences of indebtedness and generally consist of jewelry, tools, televisions and stereos, musical instruments, firearms, and other miscellaneous items. (In the Company's foreign operations, the pledged goods predominately consist of jewelry.) The pledged tangible personal property is intended to provide security to the Company for the repayment of the amount advanced plus accrued pawn service charges. Pawn loans are made without personal liability to the borrower. Because the loan is made without the borrower's personal liability, the Company does not investigate the creditworthiness of the borrower, but relies on the pledged personal property, and the possibility of its forfeiture, as a basis for its lending decision. The Company contracts for a pawn service charge as compensation for the amount of funds advanced. Pawn service charges contributed approximately 48% of the Company's net revenues (total revenues less cost of sales) in 1993, 51% in 1994 and 52% in 1995.

         At the time a pawn transaction is entered into, a pawn transaction agreement, commonly referred to as a pawn ticket, is delivered to the borrower (pledgor) that sets forth, among other items, the name and address of the pawnshop and the pledgor, the pledgor's identification number from his or her driver's license or other approved identification, the date, the identification and description of the pledged goods, including applicable serial numbers, the amount financed, the pawn service charge, the maturity date, the total amount that must be paid to redeem the pledged goods on the maturity date and the annual percentage rate.

         With regard to domestic operations, the amount that the Company is willing to finance is typically based on a percentage of the pledged personal property's estimated resale value. The sources for the Company's determination of the estimated resale value are numerous and include catalogues, blue books, newspapers and previous similar pawn loan transactions. These sources, together with the employees' experience in selling similar items of merchandise in particular pawnshops, influence the determination of the estimated resale value of such items. The Company does not utilize a standard or mandated percentage of estimated resale value in determining the amount to be financed. Rather, the employees have the authority to set the percentage for a particular item and determine the ratio of loan amount to estimated resale value with the expectation that, if the item is forfeited to the pawnshop, its subsequent resale would yield a gross profit margin consistent with the Company's historical experience. The pledged property is held through the term of the transaction, which generally is one month with an automatic sixty-day redemption period (see "Regulation" for exceptions in certain states), unless earlier repaid, renewed or extended. A majority of the amounts advanced by the Company are paid in full with accrued service charges or are renewed or extended through payment of accrued service charges. In the event the pledgor does not repay, renew or extend his loan, the unredeemed collateral is forfeited to the Company and then becomes inventory available for sale. The Company does not record loan losses or charge-offs inasmuch as, if the pledged goods are not redeemed, the amount advanced becomes the carrying cost of the forfeited collateral ("inventory") that is to be recovered through the resale function described below.

         With regard to the Company's foreign operations, the amount that the pawnshop is willing to finance in a pledge of jewelry is typically based on a fixed amount per gram of the gold or silver content of the pledged property plus additional amounts for diamonds and other features which, in the store management's assessment, enhance the market value of the pledged property. Declines in gold and silver prices historically have resulted in reduction of the amount that the pawnshop is willing to lend against an item, which reduces the amount of the pawnshop's loan portfolio and related pawn service charge income. The pawn loans are made for a term of six months with an approximate annual yield in 1995 of 56%. The collateral is held through the term of the loan, and, in the event that the loan is not repaid or renewed on or before maturity, the unredeemed collateral is sold at auction or by private sale.

         The recovery of the amount advanced, as well as realization of gross profit on sales of inventory, is dependent on the Company's initial assessment of the property's estimated resale value. Improper assessment of the resale value of the collateral in the lending function can result in reduced marketability of the property and resale of the property for an amount less than the amount advanced. However, historically, the Company has experienced gross profits from sales of inventory. Declines in gold and silver prices generally will also reduce the resale value of jewelry items acquired in pawn transactions and could adversely affect the Company's ability to recover the
carrying cost of the acquired collateral.   For 1993, 1994 and 1995, the
Company experienced gross profit margins on sales of inventory of 40%, 41% and 42%, respectively.

         At December 31, 1995, the Company had approximately 944,300 loans outstanding with an aggregate balance outstanding of $87,782,000 or $93 per loan outstanding.

         Presented below is information with respect to pawn loans made, acquired, repaid and forfeited for the years ended December 31, 1993, 1994 and 1995:

                                                                           Year Ended December 31,
                                                                     --------------------------------------
                                                                       1993           1994           1995
                                                                     --------       --------       --------
                                                                               ($ in thousands)
Loans made  . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $224,165       $285,818       $319,733

Loans acquired  . . . . . . . . . . . . . . . . . . . . . . . . . .     3,267         17,297            362

Loans repaid  . . . . . . . . . . . . . . . . . . . . . . . . . . .  (105,739)      (136,575)      (180,726)

Loans renewed   . . . . . . . . . . . . . . . . . . . . . . . . . .   (54,967)       (65,356)       (46,130)

Loans forfeited:

     Transferred to inventory   . . . . . . . . . . . . . . . . . .   (62,300)       (70,032)       (79,542)

     Sold at auction  . . . . . . . . . . . . . . . . . . . . . . .    (1,724)        (3,111)        (5,966)

Effect of exchange rate translation   . . . . . . . . . . . . . . .      (270)           965          1,956

Other   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (269)           -0-            -0-
                                                                     --------       --------       --------

     Net increase in pawn loans outstanding at end of period  . . .    $2,163        $29,006         $9,687
                                                                     ========       ========       ========

Loans repaid or renewed as a percent of loans made  . . . . . . . .      71.7%          70.7%          71.0%
                                                                     ========       ========       ========

RESALE FUNCTION

         The Company engages in the sale of inventory acquired when a pawn loan is not repaid, when used goods are purchased from the general public and when new merchandise is acquired from vendors. New goods consist primarily of accessory merchandise which enhances the marketability of existing inventory, such as tools, consumer electronics and new jewelry items purchased during peak selling seasons. For the year ended December 31, 1995, $100,275,000 of merchandise was added to inventory, of which $79,542,000 was from loans not repaid and $20,733,000 was purchased from vendors, customers and through acquisition of pawnshops.

         The Company does not provide its customers with warranties on the used merchandise sold. The Company permits its customers to purchase inventory on a layaway plan whereby the customer agrees to purchase an item by making an initial cash deposit representing a small part of the selling price and making additional, non-interest bearing payments of the balance of the selling price in accordance with a specified schedule. The Company then separates the specified item from its showroom and holds the item until the selling price is paid in full. Should the customer fail to make a required payment, the item is returned to the showroom. At December 31, 1995, the Company held approximately $3,524,000 in customer layaway deposits.

         The Company provides an allowance for shrinkage and valuation of its inventory based on management's evaluation of the merchandise. Management's evaluation takes into consideration historical shrinkage, the quantity and age of slow-moving goods on hand and markdowns necessary to liquidate slow-moving goods. At December 31, 1995, total inventory on hand was $56,647,000, after deducting $2,372,000 for allowance for shrinkage and valuation of inventory.

OPERATIONS

         Store Management

         Each location has a manager who is responsible for supervising its personnel and assuring that it is managed in accordance with Company guidelines and established policies and procedures. Each manager reports to an Area Manager who typically oversees approximately five to ten store managers. Each Area Manager reports to a Regional Manager or Division Manager. As of January 1, 1995, the Company has established five geographic operating divisions in the United States, each of which is managed by a Division Manager. The Harvey & Thompson and Svensk Pantbelaning chains follow a similar management organization, with a managing director overseeing these operations.

         Trade Name

         The Company operates its pawnshops under the trade name "Cash America Pawn" in the U.S., "Harvey & Thompson Pawnbrokers" in the U.K., and "Svensk Pantbelaning" in Sweden. The Company has registered the "Cash America" mark and descriptive logos and phrases with the United States Patent and Trademark Office.

         Personnel

         The Company employs approximately 2,365 employees as of December 31, 1995. Of the total employees, approximately 175 were in executive, administrative, clerical and accounting functions.

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

         The Company's business strategy is to continue expanding its pawnshop business into jurisdictions outside of its existing geographic markets. Consistent with its business strategy, in 1994 the Company expanded operations into the states of Missouri, Alabama, North Carolina, South Carolina, and Sweden. The Company will consider expanding into other markets which meet the risk/reward considerations of the Company.

         The Company's expansion has not only been in acquiring previously owned pawnshops, but also in establishing new locations. After a suitable location has been found and a lease and license are obtained, the new location can be ready for business within four to six weeks, with completion of sales counters, vaults and security system and transfer of inventory from other locations. The approximate start-up costs, defined as the investment in property, plant and equipment, for recently established pawnshops have ranged from $200,000 to $400,000, with an average cost per location of approximately $250,000 in 1995. This amount does not include inventory transferred from other stores, funds to advance on pawn loans and operating expenses.

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

         Competition. The Company faces competition in its expansion program. Several competing pawnshop companies have completed public securities offerings and have announced active expansion and acquisition programs. A number of smaller companies have also entered the market. While the Company believes that it is the largest pawnshop operator in the United States, there can be no assurance that the Company will be more successful than its competitors in pursuing acquisition opportunities and leases for attractive start-up locations. Increased competition could also increase prices for attractive acquisition candidates.

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

         The Company, in connection with the lending of money, competes with other pawnshops and forms of financial institutions such as consumer finance companies, which generally lend on an unsecured as well as a secured basis. Other lenders may lend money on terms more favorable than the Company. The pawnshop industry is characterized by a large number of independent owner-operators, some of whom own and operate multiple pawnshops.

REGULATION

         The Company's pawnshop operations are subject to extensive regulation, supervision and licensing under various federal, state and local statutes, ordinances and regulations in the fourteen states and two foreign countries in which it operates. (For a geographic breakdown of operating locations, see "Properties.") Set forth below is a summary of the state pawnshop regulations in those states containing a preponderance of the Company's domestic operating locations.

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

         The Texas Pawnshop Act prescribes the stratified loan amounts and the maximum allowable rates of service charge that pawnbrokers in Texas may charge for the lending of money within each stratified range of loan amounts. That is, the Texas law establishes the maximum allowable service charge rates based on the amount financed per pawn loan. The maximum allowable pawn service charges under the Texas Pawnshop Act for the various stratified loan amounts for the fiscal years ended June 30, 1994, 1995 and 1996 are as follows:

      Year Ended June 30, 1994                    Year Ended June 30, 1995                  Year Ended June 30, 1996
- ------------------------------------        -----------------------------------     ------------------------------------
                           Maximum                                    Maximum                                   Maximum
        Amount            Allowable                Amount            Allowable              Amount             Allowable
       Financed             Annual                Financed            Annual               Financed             Annual
       Per Pawn           Percentage              Per Pawn           Percentage            Per Pawn           Percentage
         Loan                Rate                   Loan                Rate                 Loan                Rate
         ----                ----                   ----                ----                 ----                ----
 $    1 to $   120. . . .    240%          $    1 to $   126 . . . .    240%        $    1 to $   129  . . . .    240%
    121 to     400. . . .    180              127 to     420 . . . .    180            130 to     430  . . . .    180
    401 to   1,200. . . .     30              421 to   1,260 . . . .     30            431 to   1,290  . . . .     30
  1,201 to  10,000. . . .     12            1,261 to  10,500 . . . .     12          1,291 to  10,750  . . . .     12

These rates are reviewed and established annually. The maximum allowable service charge rates were established and have not been revised since 1971 when the Texas Pawnshop Act was enacted. Since 1981, the ceiling amounts for stratification of the loan amounts to which these rates apply have been revised each July 1 in relation to the Consumer Price Index. The Texas Pawnshop Act also prescribes the maximum allowable pawn loan. Under current Texas law, a pawn loan may not exceed $10,750. In addition to establishing maximum allowable service charge rates and loan ceilings, the Texas Pawnshop Act also provides for the licensing of pawnshops and pawnshop employees. To be eligible for a pawnshop license in Texas, an applicant must (i) be of good moral character, (ii) have net assets of at least $150,000 readily available for use in conducting the business of each licensed pawnshop, (iii) show that the pawnshop will be operated lawfully and fairly in accordance with the Texas Pawnshop Act, (iv) show that the applicant has the financial responsibility, experience, character, and general fitness to command the confidence of the public in its operations, and (v) in the case of a business entity, the good moral character requirement shall apply to each officer, director and holder of 5% or more of the entity's outstanding shares.

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

         Georgia Pawnshop Regulations. Georgia state law requires pawnbrokers to maintain detailed permanent records concerning pawn transactions and to keep them available for inspection by duly authorized law enforcement authorities. The Georgia statute prohibits pawnbrokers from failing to make entries of material matters in the their permanent records; making false entries in their records; falsifying, obliterating, destroying, or removing permanent records from their places of business; refusing to allow duly authorized law enforcement officers to inspect their records; failing to maintain records of each pawn transaction for at least four years; accepting a pledge or purchase from a person under the age of eighteen or who the pawnbroker knows is not the true owner of the property; making any agreement requiring the personal liability of the pledgor or seller or waiving any of the provisions of the Georgia statute; or failing to return or replace pledged goods upon payment of the full amount due (unless the pledged goods have been taken into custody by a court or a law enforcement officer). In the event pledged goods are lost or damaged while in the possession of the pawnbroker, the pawnbroker must replace the lost or damaged goods with like kinds of merchandise. Under Georgia law, total interest and service charges may not, during each thirty-day period of the loan, exceed 25% of the principal amount advanced in the pawn transaction (except that after ninety days from the original date of the loan, the maximum rate declines to 12.5% for each subsequent thirty-day period). The statute provides that municipal authorities may license pawnbrokers, define their powers and privileges by ordinance, impose taxes upon them, revoke their licenses, and exercise such general supervision as will ensure fair dealing between the pawnbroker and his customers.

         Tennessee Pawnshop Regulations. Tennessee state law provides for the licensing of pawnbrokers in that state. It also (i) requires that pawn transactions be reported to local law enforcement agencies, (ii) requires pawnbrokers to maintain insurance coverage on the property held on pledge for the benefit of the pledgor, (iii) establishes certain hours during which pawnshops may be open for business and (iv) requires that certain bookkeeping records be maintained. Tennessee law prohibits pawnbrokers from selling, redeeming or disposing of any goods pledged or pawned to or with them within 48 hours after making their report to local law enforcement agencies. The Tennessee statute establishes a maximum allowable interest rate of 24% per annum; however, the pawnshop operator may charge an additional fee of up to one-fifth of the amount of the loan per month for investigating the title, storing and insuring the security and various other expenses.

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

                                  Maximum
        Amount                   Allowable
       Financed                    Annual
       Per Pawn                  Percentage
         Loan                       Rate
       --------                  ----------
$    1 to $   150 ...............   240%
   151 to     250 ...............   180
   251 to     500 ...............   120
   501 to   1,000 ...............    60
 1,001 to  25,000 ...............    36

A pawn loan in Oklahoma may not exceed $25,000.

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

         Although pawnshop regulations vary from state to state to a considerable degree, the regulations summarized above are representative of the regulatory frameworks affecting the Company in the various states in which its operating units are located.

         United Kingdom Regulations. Pawnshops in the United Kingdom conduct pawn operations in a manner that is similar to the Company's domestic operations, except that pawnshops generally lend money only on the security of jewelry and gold and silver items. The Consumer Credit Act 1974 in the United Kingdom requires that the pawnbroker notify the customer following the expiration of the six month loan term and before the pledged items are sold by the pawnbroker. Unredeemed items are generally sold at auction nine months after the initial pledge date. For loans exceeding L.25, any amounts received on the sale in excess of the principal amount of the loan, accrued pawn service charge and disposition expenses must be held by the pawnbroker to be reclaimed by the customer. If the pawnbroker is the highest bidder at the auction, it reclaims the merchandise for later resale through its retail operations and may realize gross profit on resale. For loans of L.25 or less, unredeemed merchandise is automatically forfeited to the pawnbroker, and the pawnbroker resells such merchandise through its retail operations.

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

         Sweden Regulations. The regulatory environment for pawnshops in Sweden is very similar to that in the United Kingdom. Sweden's 1949 statute governing pawnbroking was repealed and replaced with a new pawnbroking act effective January 1, 1996. The new act provides that the loan term may not exceed one year, that the pawnbroker is entitled to default interest on arrears for a maximum of four months from the due date, and that the pawnbroker may not
sell unredeemed merchandise less than two months after the due date.   The sale
must take place at a public auction, and the original customer is entitled to any excess sales proceeds.

         Like Sweden's previous pawnbroking statute, the new act provides for licensing and supervision of pawnshops by the local County Administrative Boards. The act does not specify a maximum allowable interest rate for pawn loans, and, unlike the previous statute, it does not authorize the local County Administrative Boards to regulate the rates that pawnbrokers may charge. Also, the act grants Swedish pawnbrokers the new authority to purchase unredeemed merchandise at the public auction sale and then resell the merchandise to the public from the pawnshop premises.

         Other Regulatory Matters, Etc. With respect to gun sales, each of the pawnshops must comply with the Brady Handgun Violence Prevention Act (the "Brady Act"), which took effect on February 28, 1994. The Brady Act imposes a waiting period/background check requirement in connection with sales of handguns by federally licensed firearms dealers. In addition, the Company must continue to comply with the longstanding regulations promulgated by the Department of the Treasury, Bureau of Alcohol, Tobacco and Firearms which require each pawnshop dealing in guns to maintain a permanent written record of all receipts and dispositions of firearms.

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

         A copy of the transaction ticket is provided to local law enforcement agencies for processing by the National Crime Investigative Computer to determine rightful ownership. Goods held to secure pawn loans or goods purchased which are determined to belong to an owner other than the borrower or seller are subject to recovery by the rightful owner. However, the Company historically has not experienced a material number of claims of this sort, and the claims experienced have not had a material adverse effect on the Company's results of operations.

         Casualty insurance, including burglary coverage, is maintained for each of the Company's pawnshops, and fidelity coverage is maintained on each of the Company's employees.

         Management of the Company believes its operations are conducted in compliance with all federal, state and local laws and ordinances applicable to its business.

EXECUTIVE OFFICERS

         The following sets forth, as of March 10, 1996, certain data concerning the executive officers of the Company, all of whom are elected on an annual basis. There is no family relationship between any of the executive officers.

       Name              Age                    Position
- -----------------------  ---   -----------------------------------------------
Jack R. Daugherty        48    Chairman of the Board and Chief Executive
                                   Officer
Daniel R. Feehan         45    President, Chief Operating Officer and Director
Don R. Blevins           56    Executive Vice President - European Operations
Robert D. Brockman       41    Executive Vice President - Administration
Thomas A. Bessant, Jr.   37    Vice President - Finance and Treasurer
D. Eugene Kellough       56    Vice President and Controller
Hugh A. Simpson          36    Vice President - General Counsel and Secretary
Gregory W. Trees         52    Vice President - Marketing and Merchandising


         Jack R. Daugherty has been Chairman of the Board and Chief Executive Officer of the Company since its founding in 1984. Mr. Daugherty has owned and operated pawnshops since 1971.

         Daniel R. Feehan has been President and Chief Operating Officer since January 1990.

         Don R. Blevins joined the Company in May 1990. He has served in various capacities with the Company, including Area Manager from March 1991 to February 1992. Mr. Blevins was then assigned to the Company's U.K. subsidiary, Harvey & Thompson Limited, where he served as Managing Director until December 1995. He has served as Executive Vice President of European Operations since January 1, 1996.

         Robert D. Brockman joined the Company in July 1995 as Executive Vice President-Administration. Prior to that, he served as Vice President - Human Resources of THORN Americas, Inc., the operator of the Rent-A-Center chain of rent-to-own stores, from December 1986 to June 1995.

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

         D. Eugene Kellough was elected Vice President and Assistant Secretary of the Company in January 1989 and on March 1, 1989 was elected Vice President and Secretary of the Company. In April 1991, Mr. Kellough was elected Vice President and Controller.

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

ITEM 2.  PROPERTIES

         As of March 10, 1996 the Company owns the real estate and buildings for 16 of its pawnshop locations. Since May 1992, the Company's headquarters have been located in a nine-story building adjacent to downtown Fort Worth, Texas. The Company purchased the building in January 1992. All of the Company's other locations are leased from unaffiliated parties under non-cancelable operating leases.

         The following table sets forth, as of March 10, 1996, the geographic markets served by the Company and the number of locations in such markets in which it presently operates.

                                                                                 Number of Locations
                                                                                       in Area
                                                                                --------------------
TEXAS:
       Dallas/Ft. Worth . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         37
       Houston  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         43
       Central/South Texas  . . . . . . . . . . . . . . . . . . . . . . . . . . .         39
       West Texas . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         14
       Rio Grande Valley  . . . . . . . . . . . . . . . . . . . . . . . . . . . .         11
                                                                                         ---
          Total Texas   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        144
                                                                                         ---

FLORIDA:
        Tampa/St. Petersburg . . . . . . . . . . . . . . . . . . . . . . . . . . .         13
        Orlando  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         12
        Jacksonville . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         10
        Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         14
                                                                                          ---
            Total Florida  . . . . . . . . . . . . . . . . . . . . . . . . . . . .         49
                                                                                          ---

GEORGIA:
        Atlanta  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         14
        Savannah . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          5
        Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          2
                                                                                          ---
            Total Georgia  . . . . . . . . . . . . . . . . . . . . . . . . . . . .         21
                                                                                          ---

TENNESSEE:
        Memphis  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         15
        Nashville  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          5
                                                                                          ---
            Total Tennessee  . . . . . . . . . . . . . . . . . . . . . . . . . . .         20
                                                                                          ---

OKLAHOMA:
        Tulsa  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          6
        Oklahoma City  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         10
        Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          1
                                                                                          ---
            Total Oklahoma   . . . . . . . . . . . . . . . . . . . . . . . . . . .         17
                                                                                          ---

LOUISIANA:
        Baton Rouge  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          3
        New Orleans  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          6
        Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          7
                                                                                          ---
            Total Louisiana  . . . . . . . . . . . . . . . . . . . . . . . . . . .         16
                                                                                          ---

INDIANA:
        Indianapolis . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         10
        Fort Wayne . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          3
        Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          1
                                                                                          ---
            Total Indiana  . . . . . . . . . . . . . . . . . . . . . . . . . . . .         14
                                                                                          ---

MISSOURI:
        Kansas City  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          9
        St. Louis  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          6
                                                                                          ---
            Total Missouri   . . . . . . . . . . . . . . . . . . . . . . . . . . .         15
                                                                                          ---

KENTUCKY:
        Louisville . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          9
                                                                                          ---

ALABAMA:
        Mobile . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          5
        Birmingham . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          3
                                                                                          ---
            Total Alabama  . . . . . . . . . . . . . . . . . . . . . . . . . . . .          8
                                                                                          ---

NORTH CAROLINA:
        Charlotte  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          6
        Greensboro . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          1
                                                                                          ---
            Total North Carolina   . . . . . . . . . . . . . . . . . . . . . . . .          7
                                                                                          ---

SOUTH CAROLINA:
        Charleston . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          5
        Greenville . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          2
                                                                                          ---
            Total South Carolina   . . . . . . . . . . . . . . . . . . . . . . . .          7
                                                                                          ---

COLORADO:
        Denver . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          1
                                                                                          ---

OHIO:
        Cincinnati . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          1
                                                                                          ---
            Total United States  . . . . . . . . . . . . . . . . . . . . . . . . .        329
                                                                                          ---

UNITED KINGDOM:
        London . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         26
        Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         10
                                                                                          ---
            Total United Kingdom   . . . . . . . . . . . . . . . . . . . . . . . .         36
                                                                                          ---

SWEDEN:
        Stockholm  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          4
        Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          6
                                                                                          ---
            Total Sweden   . . . . . . . . . . . . . . . . . . . . . . . . . . . .         10
                                                                                          ---

        GRAND TOTAL  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        375
                                                                                          ===


         The Company considers its equipment, furniture and fixtures and owned buildings to be in good condition. The Company has its own construction supervisors who engage local contractors to remodel and upgrade its domestic pawnshop facilities throughout the year.

         The Company's leases typically require the Company to pay all maintenance costs, insurance costs and property taxes. For additional information concerning the Company's leases see Note 12 of Notes to Consolidated Financial Statements in the Annual Report which is incorporated herein by reference.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to the Company's security holders during the fourth quarter ended December 31, 1995.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Information contained under the caption "Common Stock Data" in the Annual Report is incorporated herein by reference in response to this Item 5.

ITEM 6.  SELECTED FINANCIAL DATA

         Information contained under the caption "Seven Year Summary of Selected Financial Data" in the Annual Report is incorporated herein by reference in response to this Item 6.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Information contained under the caption "Management's Discussion of Financial Condition and Results of Operations" in the Annual Report is incorporated herein by reference in response to this Item 7.

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

         CONSOLIDATED FINANCIAL STATEMENTS:

                 Consolidated Balance Sheets as of December 31, 1995 and 1994.

                 Consolidated Statements of Income for the years ended December 31, 1995, 1994 and 1993.

                 Consolidated Statements of Stockholders' Equity for the years ended December 31, 1995, 1994 and 1993.

                 Consolidated Statements of Cash Flows for the years ended December 31, 1995, 1994 and 1993.

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


         (3) The exhibits filed in response to Item 601 of Regulation S-K are listed in the Exhibit Index on pages 21 through 23.

         (4) During the fourth quarter ended December 31, 1995, the Company did not file any reports on Form 8-K.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 27, 1996.

                                        CASH AMERICA INTERNATIONAL, INC.



                                        By:        /s/ JACK R. DAUGHERTY
                                           -----------------------------------
                                                       Jack R. Daugherty
                                                 Chairman of the Board and
                                                 Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on March 27, 1996 on behalf of the registrant and in the capacities indicated.

            Signature                             Title                         Date
            ---------                             -----                         ----
    /s/ JACK R. DAUGHERTY                  Chairman of the Board and      March 27, 1996
- -----------------------------------         Chief Executive Officer
        Jack R. Daugherty                (Principal Executive Officer)


     /s/ DANIEL R. FEEHAN                President, Chief Operating       March 27, 1996
- -----------------------------------         Officer and Director
         Daniel R. Feehan                (Principal Financial and
                                             Accounting Officer)

                                                  Director                March   , 1996
- -----------------------------------
       Morton A. Cohn

     /s/ A. R. DIKE                               Director                March 27, 1996
- -----------------------------------
         A. R. Dike

     /s/ JAMES H. GREER                           Director                March 27, 1996
- -----------------------------------
         James H. Greer


     /s/ B. D. HUNTER                             Director                March 27, 1996
- -----------------------------------
         B. D. Hunter


     /s/ CLIFTON H. MORRIS, JR.                   Director                March 27, 1996
- -----------------------------------
         Clifton H. Morris, Jr.


     /s/ CARL P. MOTHERAL                         Director                March 27, 1996
- -----------------------------------
         Carl P. Motheral


     /s/ SAMUEL W. RIZZO                          Director                March 27, 1996
- -----------------------------------
         Samuel W. Rizzo
                                                  Director                March   , 1996
- -----------------------------------
         R. L. Waltrip

                       REPORT OF INDEPENDENT ACCOUNTANTS
                        ON FINANCIAL STATEMENT SCHEDULE




To the Board of Directors and Stockholders
  Cash America International, Inc.

         Our report on the consolidated financial statements of Cash America International, Inc. and Subsidiaries, which includes an explanatory paragraph related to a change in accounting principle, has been incorporated by reference in this Form 10-K from page 26 of the 1995 Annual Report to Stockholders of Cash America International, Inc. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in Item 14 of this Form 10-K.

         In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.




                                           COOPERS & LYBRAND L.L.P.

Fort Worth, Texas
January 26, 1996

                        CASH AMERICA INTERNATIONAL, INC.

               SCHEDULE II--ALLOWANCE FOR VALUATION OF INVENTORY

                  For the Three Years Ended December 31, 1995


                                                              Additions
                                                  --------------------------------

                                       Balance
                                         at           Charged         Charged                       Balance
                                      Beginning         to               to                          at End
Description                           of Period       Expense          Other       Deductions(a)   of Period
- -----------                           ---------       -------          -----       -------------   ---------

                                                                  ($ in thousands)
Year Ended:
  December 31, 1995 . . . . . . .      $2,514         $1,394           $ -0-           $1,536       $ 2,372
                                       =======        ======           =====           ======       =======
  December 31, 1994 . . . . . . .      $2,120         $2,371           $ -0-           $1,977        $2,514
                                       ======         ======           =====           ======        ======
  December 31, 1993 . . . . . . .      $1,898         $2,398           $ -0-           $2,176        $2,120
                                       ======         ======           =====           ======        ======


- ---------------

(a) Deducted from allowance for write-off or other disposition of inventory.

                                 EXHIBIT INDEX

         The following documents are filed as a part of this report. Those exhibits previously filed and incorporated herein by reference are identified below. Exhibits not required for this report have been omitted.


EXHIBIT                           DESCRIPTION
- -------                           -----------
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

3.7       --Bylaws of Cash America International, Inc.(e) (Exhibit 3.5)

3.8       --Amendment to Bylaws of Cash America International, Inc. dated effective September 26, 1990.(f) (Exhibit 3.6)

3.9       --Amendment to Bylaws of Cash America International, Inc. dated effective April 22, 1992.(c) (Exhibit 3.8)

4.1       --Form of Stock Certificate.(a) (Exhibit 4.1)

4.1a      --Form of Stock Certificate.(f) (Exhibit 4.1a)

4.1b      --Form of Stock Certificate.(c) (Exhibit 4.1b)

10.1      --1987 Stock Option Plan (with Stock Appreciation Rights) for Cash
            America International, Inc.(g) (Exhibit 4.1)

10.2      --1989 Non-Employee Director Stock Option Plan.(h) (Exhibit 10.47)

10.3      --1989 Key Employee Stock Option Plan.(h) (Exhibit 10.48)

10.4      --1994 Long-Term Incentive Plan.(i) (Exhibit 10.5)

10.5      --Executive Employment Agreements between the Company and Messrs.
            Daugherty and Feehan, each dated April 25, 1990.(j) (Exhibit 10.48)

10.6      --Consultation Agreements between the Company and Messrs. Cohn, Dike,
            Greer, Hunter, Morris, Motheral, Rizzo and Waltrip, each dated April
            25, 1990.(j) (Exhibit 10.49)

10.7      --Executive Employment Agreement between the Company and Gregory W.
            Trees dated March 30, 1992.(i) (Exhibit 10.9)

10.8      --Note Agreement between the Company and Teachers Insurance and
            Annuity Association of America dated as of May 6, 1993.(k) (Exhibit
            10.1)

10.9      --First Supplement to Note Agreement between the Company and Teachers
            Insurance and Annuity Association of America dated as of September
            20, 1994.(i) (Exhibit 10.11)

10.10     --Second Supplement (May 12, 1995), Third Supplement (July 7, 1995),
            and Fourth Supplement (November 10, 1995) to 1993 Note Agreement between the Company and Teachers Insurance and Annuity Association of America.(l) (Exhibit 10.1)

10.11     --Note Agreement between the Company and Teachers Insurance and
            Annuity Association of America dated as of July 7, 1995.(m) (Exhibit
            10.1)

10.12     --First Supplement (November 10, 1995) to 1995 Note Agreement between the Company and Teachers Insurance and Annuity Association of
            America.(l) (Exhibit 10.2)

10.13     --Senior Revolving Credit Facility Agreement among the Company and
            NationsBank of Texas, N.A., Bank One, Texas, N.A., First Interstate
            Bank of Texas, N.A., Daiwa Bank, Ltd., and Texas Commerce Bank,
            National Association, dated June 29, 1993.(n) (Exhibit 10.1)

10.14     --First Amendment (June 7, 1994), Second Amendment (September 21,
            1994), and Third Amendment (March 10, 1995) to Senior Revolving
            Credit Facility Agreement.(i) (Exhibit 10.13)

10.15     --Fourth Amendment (June 7, 1995) and Fifth Amendment (November 13,
            1995) to Senior Revolving Credit Facility Agreement.(l) (Exhibit
            10.3)

10.16     --Sixth Amendment (March 5, 1996) to Senior Revolving Credit Facility
            Agreement.

13        --1995 Annual Report to Stockholders of the Company and 1996 Proxy
            Statement.

21        --Subsidiaries of Cash America International, Inc.

23        --Consent of Coopers & Lybrand L.L.P.

27        --Financial Data Schedule.

- ---------------

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

(d) Annual Report on Form 10-K for the year ended December 31, 1993.

(e) Post-Effective Amendment No. 1 to its Registration Statement on Form S-4, File No. 33-17275.

(f) Annual Report on Form 10-K for the year ended December 31, 1990.

(g) Registration Statement on Form S-8, File No. 33-29658.

(h) Annual Report on Form 10-K for the year ended December 31, 1989.

(i) Annual Report on Form 10-K for the year ended December 31, 1994.

(j) Post-Effective Amendment No. 4 to its Registration Statement on Form S-4, File No. 33-17275.

(k) Quarterly Report on Form 10-Q for the quarter ended March 31, 1993.

(l) Quarterly Report on Form 10-Q for the quarter ended September 30,1995.

(m) Quarterly Report on Form 10-Q for the quarter ended June 30, 1995.

(n) Quarterly Report on Form 10-Q for the quarter ended June 30, 1993.