Form 10-Q
period 1996-03-31
CASH AMERICA INTERNATIONAL INC
filed 1996-05-13
CIK 807884

================================================================================

                      SECURITIES AND EXHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                            --------------------

                                  FORM 10-Q

(MARK ONE)
  [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1996

                                     OR

  [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

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

                    APPLICABLE ONLY TO CORPORATE ISSUERS:
28,749,560 common shares, $.10 par value, were outstanding as of April 30, 1996

================================================================================

                        CASH AMERICA INTERNATIONAL, INC.

                                 INDEX TO 10-Q


PART I.  FINANCIAL STATEMENTS

                                                                                          Page
    Item 1. Financial Statements (Unaudited)

      Consolidated Balance Sheets - March 31, 1996
      and 1995 and December 31, 1995...................................                    1

      Consolidated Statements of Income - Three Months
      Ended March 31, 1996 and 1995....................................                    2

      Consolidated Statements of Stockholders' Equity -
      Three Months Ended March 31, 1996 and 1995.......................                    3

      Consolidated Statements of Cash Flows -
      Three Months Ended March 31, 1996 and 1995.......................                    4

      Notes to Consolidated Financial Statements.......................                    5


    Item 2.  Management's Discussion and Analysis
               of Financial Condition and Results of Operations........                    8


PART II.  OTHER INFORMATION............................................                    15

SIGNATURE..............................................................                    16

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)
                                                              (UNAUDITED)

- ---------------------------------------------------------------------------------------------------------------

                                                                          March 31                    Dec 31
                                                                   1996             1995               1995
                                                              ---------------  ---------------  ----------------
ASSETS

     Current assets:
          Cash and cash equivalents                             $    3,919     $        4,868     $       3,435
          Service charges receivable                                10,923             10,620            11,829
          Loans                                                     85,475             79,344            87,782
          Inventory, net                                            51,871             57,831            56,647
          Prepaid expenses and other                                 5,044              6,656             4,823
          Deferred tax asset                                        11,120             12,379            12,710
                                                                ----------     --------------     -------------
        Total current assets                                       168,352            171,698           177,226
     Property and equipment, net                                    63,217             66,954            64,987
     Intangible assets, net                                         62,518             65,834            63,421
     Other assets                                                    9,185              6,913             8,473
                                                                ----------     --------------     -------------
        Total assets                                            $  303,272     $      311,399     $     314,107
                                                                ==========     ==============     =============
LIABILITIES AND STOCKHOLDERS' EQUITY

     Current liabilities:
          Accounts payable and accrued expenses                 $    8,815     $        8,772     $       9,584
          Customer layaway deposits                                  3,940              4,260             3,524
          Income taxes currently payable                             1,170              5,048             2,585
                                                                ----------     --------------     -------------
        Total current liabilities                                   13,925             18,080            15,693

     Long-term debt:
          Bank lines of credit                                      61,949             95,954            73,462
          Notes payable                                             50,000             30,000            50,000
                                                                ----------     --------------     -------------
                                                                   111,949            125,954           123,462
     Stockholders' equity:
          Common stock, $.10 par value per
            share, 80,000,000 shares authorized                      3,024              3,024             3,024
          Paid in surplus                                          121,861            121,525           121,840
          Retained earnings                                         64,578             52,608            61,727
          Notes receivable - stockholders                           (1,071)               -              (1,071)
          Foreign currency translation adjustment                   (4,304)            (2,403)           (3,834)
                                                                ----------     --------------     -------------
                                                                   184,088            174,754           181,686
          Less - shares held in treasury, at cost                   (6,690)            (7,389)           (6,734)
                                                                ----------     --------------     -------------
                Total stockholders' equity                         177,398            167,365           174,952
                                                                ----------     --------------     -------------
                Total liabilities and stockholders' equity      $  303,272     $      311,399     $     314,107
                                                                ==========     ==============     =============
- ---------------------------------------------------------------------------------------------------------------


See notes to consolidated financial statements.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share)            (UNAUDITED)

- ----------------------------------------------------------------------------------------------------
                                                                       Three Months Ended
                                                                             March 31
                                                                      1996             1995
                                                                   ------------------------------
PAWN SERVICE CHARGES                                               $   21,536        $   19,165

GROSS PROFIT FROM SALES
     Sales                                                             47,004            41,100
     Cost of sales                                                     29,040            24,302
                                                                   ----------        ----------
          Gross profit                                                 17,964            16,798

                                                                   ----------        ----------
NET REVENUES                                                           39,500            35,963
                                                                   ----------        ----------
OPERATING EXPENSES
     Operations                                                        22,845            21,459
     Administration                                                     4,795             4,239
     Amortization                                                         856               911
     Depreciation                                                       3,105             2,727
                                                                   ----------        ----------
          Total operating expenses                                     31,601            29,336
                                                                   ----------        ----------
Income from operations                                                  7,899             6,627

Interest expense, net                                                   2,492             2,458
Other (income)/expense                                                    182                56
                                                                   ----------        ----------
Income before income taxes                                              5,225             4,113
Provision for income taxes                                              2,015             1,457
                                                                   ----------        ----------
Income before cumulative effect of a change
   in accounting principle                                              3,210             2,656
Cumulative effect on prior years (to
   December 31, 1994) of changing to a
   different revenue recognition method (Note 2)                                        (19,772)
                                                                   ----------        ----------
NET INCOME (LOSS)                                                  $    3,210        $  (17,116)
                                                                   ==========        ==========
- ----------------------------------------------------------------------------------------------------

Amounts per common share:
   Income before cumulative effect of a change
     in accounting principle                                       $     0.11        $     0.09
   Cumulative effect on prior years (to
     December 31, 1994) of changing to a
     different revenue recognition method                          $                 $    (0.68)
                                                                   ----------        ----------
   Net income (loss)                                               $     0.11        $    (0.59)
                                                                   ==========        ==========
Weighted average shares - Fully diluted (in thousands):                28,740            29,033

- ----------------------------------------------------------------------------------------------------



See notes to consolidated financial statements.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Three Months Ended March 31, 1996 and 1995
(Dollars in thousands, except shares)           (UNAUDITED)

- ------------------------------------------------------------------------------------------------------------------------------------
                                                                                                      Notes      Foreign
                                      Common Stock                               Treasury Stock     Receivable  Currency
                                -----------------------  Paid In    Retained   -------------------    Stock-   Translation
                                 Shares        Amount    Surplus    Earnings    Shares     Amount     holders   Adjustment    Total
                                ----------   ----------  --------   --------   ---------  --------   ---------  ----------  --------
Balance at
  December 31, 1995             30,235,164   $    3,024  $121,840   $ 61,727   1,495,285  $ (6,734)  $  (1,071) $ (3,834)  $174,952

  Net income                                                           3,210                                                  3,210

  Dividends declared                                                    (359)                                                  (359)
  Treasury shares reissued                                     10                 (9,681)       44                               54

  Tax benefit from exercise
     of option shares                                          11                                                                11

  Foreign currency
       translation adjustment                                                                                       (470)      (470)
                                ----------   ----------  --------   --------   ---------  --------   ---------   -------   --------
Balance at
  March 31, 1996                30,235,164   $    3,024  $121,861   $ 64,578   1,485,604  $ (6,690)  $  (1,071)  $(4,304)  $177,398
                                ==========   ==========  ========   ========   =========  ========   =========   =======   ========
- ------------------------------------------------------------------------------------------------------------------------------------
Balance at
  December 31, 1994             30,235,164   $    3,024  $121,481   $ 70,081   1,666,099  $ (7,460)  $       -   $(3,692)  $183,434

  Net loss                                                           (17,116)                                               (17,116)

  Dividends declared                                                    (357)                                                  (357)

  Treasury shares reissued                                     31                (15,733)       71                              102
  Tax benefit from exercise
     of option shares                                          13                                                                13

  Foreign currency
       translation adjustment                                                                                      1,289      1,289
                                ----------   ----------  --------   --------   ---------  --------   ---------   -------   --------
Balance at
  March 31, 1995                30,235,164   $    3,024  $121,525   $ 52,608   1,650,366  $ (7,389)  $       -   $(2,403)  $167,365
                                ==========   ==========  ========   ========   =========  ========   =========   =======   ========
- ------------------------------------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands) (UNAUDITED)

- -------------------------------------------------------------------------------------------------------------------
                                                                                   Three Months Ended
                                                                                         March 31
                                                                               -----------------------------
                                                                                  1996              1995
CASH FLOWS FROM OPERATING ACTIVITIES
Reconciliation of Net Income (Loss) to Net
   Cash Provided By Operating Activities:
     Net income (loss)                                                         $    3,210       $   (17,116)
     Adjustments to reconcile net income (loss) to
       net cash provided by operating activities:
          Cumulative effect of accounting change                                       -             19,772
          Amortization                                                                856               911
          Depreciation                                                              3,105             2,727
          Decrease (increase) in service charges receivable                           828              (344)
          Decrease in inventory                                                     4,772               458
          Increase in prepaid expenses and other                                     (181)              (76)
          Decrease in accounts payable
            and accrued expenses                                                     (725)           (5,119)
          Increase in layaway deposits, net                                           416               682
          (Decrease) increase in income taxes payable                              (1,203)            1,148
          Deferred taxes                                                            1,335              (583)
                                                                               ----------       -----------
     Net cash provided by operating activities                                     12,413             2,460
                                                                               ----------       -----------
CASH FLOWS FROM INVESTING ACTIVITIES
Loans forfeited and transferred to inventory                                       22,265            20,631
Loans repaid or renewed                                                            63,195            57,456
Loans made, including loans renewed                                               (83,639)          (78,151)
                                                                               ----------       -----------
          Net decrease (increase) in loans                                          1,821               (64)
Acquisitions                                                                                         (1,412)
Investment in and advances to affiliates                                             (850)             (350)
Purchases of property and equipment                                                (1,393)           (6,287)
                                                                               ----------       -----------
     Net cash used by investing activities                                           (422)           (8,113)
                                                                               ----------       -----------
CASH FLOWS FROM FINANCING ACTIVITIES
Net (payments) borrowings under bank lines of credit                              (11,131)            5,600
Proceeds from issuance of stock, net                                                   54               102
Dividends paid                                                                       (359)             (357)
                                                                               ----------       -----------
     Net cash (used) provided by financing activities                             (11,436)            5,345
                                                                               ----------       -----------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                               (71)              349
                                                                               ----------       -----------
INCREASE IN CASH AND CASH EQUIVALENTS                                                 484                41
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                    3,435             4,827
                                                                               ----------       -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                     $    3,919       $     4,868
                                                                               ==========       ===========
- -------------------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (UNAUDITED)

- --------------------------------------------------------------------------------

NOTE 1 - BASIS OF PRESENTATION

        The accompanying consolidated financial statements include the accounts of Cash America International, Inc. and its wholly owned subsidiaries (the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation. At March 31, 1996, the Company had a 49% ownership interest in Mr. Payroll Corporation ("Mr. Payroll") and Express Rent A Tire Ltd. ("Express") (see Note 4). The investments are being accounted for using the equity method of accounting, whereby the Company records its 49% share of earnings or losses of its affiliates in its consolidated financial statements.

        The financial statements as of March 31, 1996 and 1995 and for the three months then ended are unaudited but, in management's opinion, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for such interim periods. Operating results for the three months are not necessarily indicative of the results that may be expected for the full fiscal year.

        These financial statements and related notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1995 Annual Report to Stockholders.

NOTE 2 - CHANGE IN ACCOUNTING PRINCIPLE

        Effective January 1, 1995, the Company changed its method of income recognition on pawn loans. The Company accrues pawn service charges for all loans that the Company deems collection is probable based on historical loan redemption statistics. For loans not repaid, the carrying value of the forfeited collateral ("inventory") is stated at the lower of cost (cash amount loaned) or market.

        The cumulative effect of the accounting change on years prior to January 1, 1995 of $19,772,000 (net of a tax benefit of $11,611,000) is included as a reduction of net income for the first quarter of 1995.

NOTE 3 - LONG-TERM DEBT

The Company's debt at March 31 consisted of:

                                                                      1996                1995
- -------------------------------------------------------------------------------------------------
                                                                       (Dollars in Thousands)
Debt Obligations:
  Line of Credit $100 million due April 30, 1998                    $ 32,700            $ 69,300
  Line of Credit L.5 million due April 30, 1998                        1,832                 -0-
  Swedish Kronor term loan due September 21, 1997                     27,417              26,654
  8.33% senior unsecured notes due 2003                               30,000              30,000
  8.14% senior unsecured notes due 2007                               20,000                 -0-
                                                                    --------            --------
                                                   Total            $111,949            $125,954
                                                                    ========            ========


         In addition, the Company has undrawn commitments as of March 31, 1996 for a $25 million line of credit that expires on June 5, 1996 and a 10,000,000 Swedish Kronor ("SEK") line of credit.

         On May 28, 1993, the Company entered into two three-year swap agreements for $10,000,000 each, under which the Company receives a fixed rate of 4.87% and pays a variable rate based on the prevailing six-month BBA average LIBOR rate (5.69% as of March 31, 1996), repriced every six months. For the six-month period commencing December 2, 1995, the effective rate of interest on the 8.33% Senior Notes is 8.93% on an annualized basis.

         On June 2, 1995, the Company entered into a floating-to-fixed interest rate exchange agreement. The agreement fixes the interest rate on SEK 118,750,000 (approximately $17,599,000 as of March 31, 1996) at 10.94% through
August 17, 1998. The effective rate of interest on the Swedish Term Loan at March 31, 1996, was 10.25% after taking into account the interest rate exchange agreement.


NOTE 4 - INVESTMENTS IN AFFILIATES

         On July 13, 1994, the Company acquired a 49% interest in Mr. Payroll, a private company which sells franchises for check-cashing kiosks. In conjunction with its investment, the Company has entered into a revolving credit agreement with Mr. Payroll which provides for maximum borrowings of $2.5 million from the Company. Interest is payable quarterly at a rate reset monthly that is equivalent to LIBOR plus 4%. The entire unpaid principal balance is due and payable in full on February 28, 1997. Mr. Payroll has granted the Company a security interest in and lien on all of its assets. As of March 31, 1996, Mr. Payroll had borrowings outstanding of $2,500,000. The amounts are included in other assets.

         On September 20, 1995, the Company acquired a 49% interest in Express Rent a Tire, Ltd. ("Express"), a private company which offers new automobile and truck tires and wheels on a rent-to-own basis. In conjunction with its investment, the Company has entered into a revolving credit agreement with Express which provides for maximum borrowings of $2 million from the Company. Interest is payable quarterly at a rate reset monthly that is equivalent to LIBOR plus 4%. The entire unpaid principal balance is due and payable in full on February 28, 1998. Express has granted the Company a security interest in all of its assets. As of March 31, 1996, Express had borrowings outstanding of $1,150,000. The amounts are included in other assets.

NOTE 5 - LITIGATION

         The Company is a defendant in certain lawsuits encountered in the ordinary course of its business. In the opinion of management, the resolution of these matters will not have a material adverse effect on the Company's financial position or results of operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations for the Three Months Ended
        March 31, 1996 versus the Comparable 1995 Period

SUMMARY CONSOLIDATED FINANCIAL DATA

FIRST QUARTER ENDED MARCH 31, 1996 vs
FIRST QUARTER ENDED MARCH 31, 1995
- --------------------------------------------------------------------------------

     The following table sets forth selected consolidated financial data with respect to the Company for the three months ended March 31, 1996 and 1995.

                                                                                       ($ in thousands)
                                                                                   1996               1995           Change
                                                                                ----------        ------------    ------------
Pawn service charges                                                            $  21,536          $  19,165          12%
Gross profit from sales
 Sales                                                                             47,004             41,100          14%
 Cost of sales                                                                     29,040             24,302          19%
                                                                                ---------          ---------        ----
   Gross profit                                                                    17,964             16,798           7%
                                                                                ---------          ---------        ----
Net Revenues                                                                      $39,500          $  35,963          10%
                                                                                ---------          ---------        ----
Other Data:
  Annualized yield on loans                                                            99%                98%          1%
  Average loan balance per
   average location in operation                                                $     234          $     228           3%
  Average pawn loan at end of
   period (not in thousands)                                                    $      94          $      90           4%
  Gross profit as a percentage of sales                                              38.2%              40.9%         (7)%
  Average annualized inventory turnover                                               2.1X               1.7X         24%
  Average inventory balance per
   average location in operation                                                $     148          $     167         (11)%

  Expenses as a percentage of net revenues:
     Operations                                                                      57.8%              59.7%         (3)%
     Administration                                                                  12.1%              11.8%          3%
     Depreciation and amortization                                                   10.0%              10.1%         (1)%
     Interest, net                                                                    6.3%               6.8%         (7)%

Locations in Operation:
  Beginning of period                                                                 373                340
  Acquired                                                                            --                   3
  Established                                                                           3                 16
  Combined                                                                             (2)                (2)
                                                                                ---------          ---------
  End of period                                                                       374                357           5%
                                                                                =========          =========        ====
  Average number of locations in
     operation during the period (a)                                                  374                349           7%
                                                                                =========          =========        ====

(a) Averages based on accumulation of month-end balances and dividing aggregate total by total months in the period.

IMPACT OF EXPANDING OPERATIONS

    The Company expanded its operations over the 15-month period from December 31, 1994 through March 31, 1996 with the addition of 39 pawnshops. Thirty-five stores were started and four stores were acquired during the period, and five stores were combined into existing locations for a net addition of 34 stores during the 15-month period. At March 31, 1996, the Company operated 374 pawnshops--329 in 14 states in the United States, 35 jewelry-only and loan-only pawnshops in the United Kingdom operating under the name Harvey & Thompson, Ltd., and 10 loan-only and primarily jewelry-only pawnshops which are in Sweden operating under the name Svensk Pantbelaning.

    Net revenues (total revenues less cost of sales) increased $3.5 million, or 10%, in the first quarter of 1996 over the same period of 1995, resulting from a 9% gain on comparable stores (those in operation more than one year) and a 7% increase in average stores open during the two periods.

PAWN SERVICE CHARGES
    Pawn service charges are impacted by changes in the average outstanding amount of pawn loans and loan yields. Pawn service charges increased $2.4 million, or 12%, in the first quarter of 1996 over the first quarter of 1995 as a result of same store increases in the average outstanding amount of pawn loans of 7%, combined with increases in the average number of stores in operation as noted above.

    The yield on loans outstanding increased in the first quarter of 1996 to approximately 99% from 98% for the same period in 1995. The consolidated 99% annual loan yield represents a weighted average of the distinctive yields which the Company realized in the three different countries in which it operates. In its domestic operations, the Company realized yields of 129% and 125% in the first quarter of 1996 and 1995, respectively. The increase is the result of an 8% decline in the outstanding loan balance in the first quarter of 1996 compared to a 3% decline in the first quarter of 1995. The Company believes the higher percentage decline in outstanding loan balance is due in part to its customers' earlier receipt of federal income tax refunds in 1996 compared to 1995. In 1995, changes in the processing methods utilized by the Internal Revenue Service delayed federal income tax refunds. The Company believes that many customers use a portion of their refund to repay loans and purchase items of personal property and that, while the preponderance of this loan repayment and purchasing activity in 1995 took place in the second quarter, the preponderance of this activity in 1996 has taken place in the first quarter. Internationally, loans at Harvey & Thompson in the United Kingdom yielded 71% during the first quarter of 1996 and 1995, while loans at Svensk Pantbelaning in Sweden yielded 46% during both periods, producing a blended international yield of 56% in the first quarter of 1996 and 58% for the same period in 1995. The slight decrease in the blended international loan yield is the result of higher same store increases in the average outstanding amount of pawn loans in Sweden.

    The 3% increase in average loan balance per average location in operation and 4% increase in the average pawn loan at the end of the quarter are both a result of the growth in average outstanding pawn loans of the Swedish pawnbroking locations, which have higher averages per location and amounts per loan.

SALES AND GROSS PROFIT
    Retail sales for the three months ended March 31, 1996, increased 14% compared to the same period of 1995. The rise in sales was impacted by the increase in the average number of locations as noted above and a same store sales increase of 7% over the first quarter of 1995. The Company believes that the increased sales are due in part to its customer's earlier receipt of federal income tax refunds discussed above and an emphasis on inventory reduction.

    Gross profit margins decreased to 38.2% for the three months ended March 31, 1996 compared to 40.9% for the same period in 1995. However, inventory turns increased from 1.7 times to 2.1 times in 1996, leading to a 7% increase in total gross profit. During the first quarter of 1996, the Company introduced a new incentive compensation program with an emphasis on rewarding the maximization of cash returns on capital employed. The timing on income tax refunds and the new incentive program combined to increase revenues, increase inventory turns, and decrease inventory levels while emphasizing increases in net revenues. This emphasis resulted in a decrease in gross profit margins.

EXPENSES
    Operations expenses as a percentage of net revenues decreased in the first quarter of 1996 compared to 1995, due to greater emphasis on cost control and better efficiencies of scale of operating multiple units. Overall, operations expenses increased $1.4 million, or 6%, in the first quarter of 1996 compared to the same period in 1995. The increase was driven by a 1% increase in same store operations expenses and the 7% increase in average stores in operation for the period. On a consolidated basis, operations and administration expenses decreased from 71% of net revenues in the first quarter of 1995 to 70% in the first quarter of 1996.

    Domestic operations and administration expenses as a percentage of domestic net revenues decreased to 73% in the first quarter of 1996, compared to 76% for the same period in 1995. An emphasis on cost containment, coupled with a new incentive pay plan for store employees and a moderation in the number of store openings, contributed to this reduction in expenses as a percentage of net revenues. As a percentage of foreign net revenues, operations and administration costs related to foreign operations were 48% for the three months ended March 31, 1996, compared to 44% for the corresponding period in 1995. This increase is due primarily to Harvey & Thompson having flat net revenues in the first quarter of 1996 compared to the same period in 1995 and the addition of start-up locations in its existing markets.

    Depreciation and amortization as a percentage of net revenues was constant at 10% for the three month periods ending March 31, 1996 and 1995.

    Net interest expense as a percentage of net revenues decreased to 6.3% for the first quarter of 1996 compared to 6.8% for the first quarter of 1995. This reduction resulted from a 4% decrease in average consolidated debt outstanding and a higher effective interest rate on the Company's Swedish Term Loan. Weighted average interest rates on domestic debt actually decreased to 7.59% for the first quarter of 1996 compared to 7.87% for the same period in 1995.

OTHER INCOME/(EXPENSE)
    During the first quarter of 1996 and 1995 the Company recorded losses from its investments in affiliates of $205,000 and $90,000, respectively. These losses were partially offset by rent income and other miscellaneous items.

INCOME TAXES
    The Company's effective tax rate increased to 39% in the first quarter of 1996, compared to 35% in the same period in 1995. The domestic tax rate remained unchanged at 41%, while the rate in the Company's foreign operations increased from 30% to 34%. The 1995 foreign rate of 30% was due to the utilization of miscellaneous tax credits in the United Kingdom during the first quarter.

LIQUIDITY AND CAPITAL RESOURCES
    At March 31, 1996, cash and cash equivalents increased to $3.9 million from $3.4 million at December 31, 1995. Causing this increase were cash flow from operations of $12.4 million and a net decrease in pawn loans of $1.8 million, which were partially offset by advances to affiliates of $.8 million, capital expenditures for purchase of property and equipment of $1.4 million and reduction of long-term debt of $11.1 million.

   The Company currently has a $125 million unsecured bank line of credit, of which $92.3 million was unused at March 31, 1996. The Company's wholly owned subsidiary, Harvey & Thompson, Ltd. has a committed 5 million pound sterling unsecured line of credit from a UK based commercial bank, of which 3.8 million pounds sterling was unused at March 31, 1996. The Company's wholly owned subsidiary, Svensk Pantbelaning AB, has a SEK 10 million unsecured line of credit with a commercial bank, of which all SEK 10 million was unused at March 31, 1996.

    The Company believes that funds provided from operations, coupled with the Company's current working capital and available lines of credit, are sufficient to meet its foreseeable cash requirements.

FOREIGN OPERATIONS
        The following table sets forth selected consolidated financial data for Harvey & Thompson and Svensk Pantbelaning as of March 31, 1996, and 1995 and for the three month period then ended.

        Balance sheet data for Harvey & Thompson has been translated from pounds sterling into U.S. dollars using the end of the period currency exchange rate of 1.527 at March 31, 1996 and 1.622 at March 31, 1995. Income statement data has been translated at an average exchange rate of 1.532 for the three month period ending March 31, 1996, compared to 1.583 for the same period in 1995.

        Balance sheet data for Svensk Pantbelaning has been translated from Swedish Kronor into U.S. dollars using the end of the period currency exchange rate of 6.748 and 7.337 at March 31, 1996 and 1995 respectively. Income statement data has been translated at an average exchange rate of 6.776 for the three month period ending March 31, 1996, compared to 7.374 for the comparable period in 1995.

                                                          Three Months Ended March 31,

                                                              1996            1995        Change
                                                            ---------       --------     --------
                                                               ($ in thousands)
Income Statement Data:
     Net revenues                                             $5,122          $4,777         7%
     Operating expenses                                        2,703           2,320         17%
     Income from operations                                    2,419            2,457       (2)%


Other Data:
     Total average locations                                       46              42        10%
     Gross profit margin                                        32.0%           52.0%       (38)%
     Average annualized inventory turns                          3.3X            3.9X       (15)%

     Ending loan balance                                     $37,067         $33,159         12%
     Average loan balance
       per average location in operation                         $783           $755         4%

     Expenses as a percentage of net revenues:

         Operations                                             35.4%           31.4%        13%
         Administration                                         12.1%           12.6%       (4)%


Domestic Operations
     Presented below is selected financial data for the Company's domestic operations as of March 31, 1996 and 1995 and for the three months then ended:

                                                                         ($ in thousands)
                                                                      1996              1995          Change
                                                                   ----------        ----------     ---------
Pawn service charges                                                $  16,510         $  14,646         13%
Gross profit from sales
  Sales                                                                46,704            40,604         15%
  Cost of sales                                                        28,836            24,064         20%
                                                                      -------           -------      -----
    Gross profit                                                       17,868            16,540          8%
                                                                      -------           -------      -----
Net Revenues                                                          $34,378           $31,186         10%
                                                                      -------           -------      -----
Other Data:
  Annualized yield on loans                                               129%              125%         3%
  Average loan balance per
   average location in operation                                      $   157          $    155          1%
  Average pawn loan at end of
   period (not in thousands)                                          $    71          $     69          3%
  Gross profit as a percentage of sales                                  38.3%             40.7%        (6)%
  Average annualized inventory turnover                                   2.1X              1.7X        24%
  Average inventory balance per
   average location in operation                                      $   168          $    189        (11)%



Expenses as a percentage of net revenues:
     Operations                                                          61.2%             64.0%        (4)%
     Administration                                                      12.1%             11.7%         3%
     Depreciation and amortization                                       10.7%             11.0%        (3)%
     Interest, net                                                        5.2%              6.3%       (17)%

Domestic Locations in Operation:
  Beginning of period                                                      327              300
  Acquired                                                                 --                 3
  Established                                                                3               13
  Combined                                                                  (1)              (2)
                                                                       -------          --------
  End of period                                                            329               314         5%
                                                                       =======          ========     =====
  Average number of locations in
      operation during the period (a)                                      328               307         7%
                                                                       =======          ========     =====


(a) Averages based on accumulation of month-end balances and dividing aggregate total by total months in the period.

                                   PART II

Item 1.      LEGAL PROCEEDINGS

                     See Note 5 of Notes to Consolidated Financial Statements


Item 2.      CHANGES IN SECURITIES

                     Not Applicable


Item 3.      DEFAULTS UPON SENIOR SECURITES

                     Not Applicable


Item 4.      SUBMISSION OF MATTERS TO A VOTE SECURITY HOLDERS

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

                              CASH AMERICA INTERNATIONAL, INC.
                      ---------------------------------------------
                                        (Registrant)



                               BY:  /S/ Daniel R. Feehan
                      ---------------------------------------------
                                      Daniel R. Feehan
                                        President and
                                 Principal Financial Officer


                                  Date:    May 13, 1996

                              INDEX TO EXHIBITS




Exhibit
Number                        Description
- -------                       -----------
 27                        Financial Data Schedule