Form 10-Q
period 1996-06-30
CASH AMERICA INTERNATIONAL INC
filed 1996-08-13
CIK 807884

================================================================================

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                               ---------------
                                  FORM 10-Q
(Mark One)
   [X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                             SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996

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

                     APPLICABLE ONLY TO CORPORATE ISSUERS:
28,759,401 common shares, $.10 par value, were outstanding as of August 12, 1996

================================================================================

                        CASH AMERICA INTERNATIONAL, INC.

                                 INDEX TO 10-Q

PART I.  FINANCIAL STATEMENTS


                                                                                           Page
    Item 1. Financial Statements (Unaudited)

      Consolidated Balance Sheets - June 30, 1996
      and 1995, and December 31, 1995...................................................    1

      Consolidated Statements of Income - Three Months and
      Six Months Ended June 30, 1996 and 1995...........................................    2

      Consolidated Statements of Stockholders' Equity -
      Six Months Ended June 30, 1996 and 1995...........................................    3

      Consolidated Statements of Cash Flows -
      Six Months Ended June 30, 1996 and 1995...........................................    4

      Notes to Consolidated Financial Statements........................................    5


    Item 2.  Management's Discussion and Analysis
               of Financial Condition and Results of Operations.........................    8


PART II.  OTHER INFORMATION.............................................................    18

SIGNATURE...............................................................................    20

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)                                   (UNAUDITED)

==================================================================================================================================

                                                                              June 30                Dec 31
                                                                         1996          1995           1995
                                                                       --------      --------       --------
ASSETS

  Current assets:
       Cash and cash equivalents                                       $  2,092      $  5,807       $  3,435
       Service charges receivable                                        12,492        10,776         11,829
       Loans                                                             95,125        78,941         87,782
       Inventory, net                                                    47,617        56,733         56,647
       Prepaid expenses and other                                         4,804         5,314          4,823
       Deferred tax asset                                                10,912        12,323         12,710
                                                                       --------      --------       --------
            Total current assets                                        173,042       169,894        177,226
  Property and equipment, net                                            61,896        67,042         64,987
  Intangible assets, net                                                 62,199        64,879         63,421
  Other assets                                                           10,185         8,165          8,473
                                                                       --------      --------       --------
            Total assets                                               $307,322      $309,980       $314,107
                                                                       ========      ========       ========
LIABILITIES AND STOCKHOLDERS' EQUITY

  Current liabilities:
       Accounts payable and accrued expenses                           $  8,659      $  5,895       $  9,584
       Customer layaway deposits                                          3,843         4,243          3,524
       Income taxes currently payable                                       432         4,601          2,585
       Current portion of long-term debt                                  4,286             0              0
                                                                       --------      --------       --------
            Total current liabilities                                    17,220        14,739         15,693


  Long-term debt:
       Bank lines of credit                                              63,914        95,535         73,462
       Notes payable, net of current portion                             45,714        30,000         50,000
                                                                       --------      --------       --------
                                                                        109,628       125,535        123,462
  Stockholders' equity:
       Common stock, $.10 par value per
         share, 80,000,000 shares authorized                              3,024         3,024          3,024
       Paid in surplus                                                  121,878       121,576        121,840
       Retained earnings                                                 66,988        55,369         61,727
       Notes receivable - stockholders                                   (1,056)            0         (1,071)
       Foreign currency translation adjustment                           (3,713)       (2,969)        (3,834)
                                                                       --------      --------       --------
                                                                        187,121       177,000        181,686
       Less - shares held in treasury, at cost                           (6,647)       (7,294)        (6,734)
                                                                       --------      --------       --------
            Total stockholders' equity                                  180,474       169,706        174,952
                                                                       --------      --------       --------
            Total liabilities and stockholders' equity                 $307,322      $309,980       $314,107
                                                                       ========      ========       ========
==================================================================================================================================


See notes to consolidated financial statements.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share)          (UNAUDITED)

==================================================================================================================================

                                                          Three Months Ended      Six Months Ended
                                                                June 30               June 30
                                                           -----------------     -------------------
                                                            1996       1995       1996        1995
PAWN SERVICE CHARGES                                       $21,796    $18,887    $43,332    $ 38,052

GROSS PROFIT FROM SALES
     Sales                                                  44,131     41,215     91,135      82,315
     Cost of sales                                          27,659     23,733     56,699      48,035
                                                           -------    -------    -------    --------
          Gross profit                                      16,472     17,482     34,436      34,280

                                                           -------    -------    -------    --------
NET REVENUES                                                38,268     36,369     77,768      72,332
                                                           -------    -------    -------    --------

OPERATING EXPENSES
     Operations                                             22,377     20,849     45,222      42,308
     Administration                                          4,797      3,938      9,592       8,177
     Amortization                                              931        938      1,787       1,849
     Depreciation                                            3,105      2,871      6,210       5,598
                                                           -------    -------    -------    --------
          Total operating expenses                          31,210     28,596     62,811      57,932
                                                           -------    -------    -------    --------

Income from operations                                       7,058      7,773     14,957      14,400

Interest expense, net                                        2,245      2,529      4,737       4,987
Other (income)/expense                                         305         89        487         145
                                                           -------    -------    -------    --------

Income before income taxes                                   4,508      5,155      9,733       9,268
Provision for income taxes                                   1,738      2,037      3,753       3,494
                                                           -------    -------    -------    --------

Income before cumulative effect of a change
   in accounting principle                                   2,770      3,118      5,980       5,774
Cumulative effect on prior years (to
   December 31, 1994) of changing to a
   different revenue recognition method (Note 2)                                             (19,772)
                                                           -------    -------    -------    --------

NET INCOME (LOSS)                                          $ 2,770    $ 3,118    $ 5,980    $(13,998)
                                                           =======    =======    =======    ========

Amounts per common share:
   Income before cumulative effect of a change
     in accounting principle                               $  0.10    $  0.11    $  0.21    $   0.20
   Cumulative effect on prior years (to
     December 31, 1994) of changing to a
     different revenue recognition method                                                      (0.68)
                                                           -------    -------    -------    --------

   Net income (loss)                                       $  0.10    $  0.11    $  0.21    $  (0.48)
                                                           =======    =======    =======    ========

Weighted average shares - Fully diluted (in thousands):     28,809     28,907     28,805      28,965

==================================================================================================================================

See notes to consolidated financial statements.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Six Months Ended June 30, 1996 and 1995
(Dollars in thousands)                            (UNAUDITED)

==================================================================================================================================
                                                                                                    Notes       Foreign
                                                                                                  Receivable    Currency
                                     Common    Stock    Paid In   Retained  Treasury     Stock      Stock-    Translation
                                     Shares    Amount   Surplus   Earnings   Shares      Amount     holders    Adjustment   Total
                                   ----------  ------  --------   --------  ---------   --------  ----------  -----------  --------
Balance at
  December 31, 1995                30,235,164  $3,024  $121,840   $61,727   1,495,285   $ (6,734)   $ (1,071)   $ (3,834)  $174,952

  Net income                                                        5,980                                                     5,980

  Dividends declared                                                 (719)                                                     (719)

  Treasury shares reissued                                   27               (19,331)        87                                114

  Tax benefit from exercise
     of option shares                                        11                                                                  11

  Reduction in stockholders
     notes receivable                                                                                     15                     15

  Foreign currency
     translation adjustment                                                                                          121        121
                                   ----------  ------  --------   -------   ---------   --------    --------    --------   --------
Balance at
  June 30, 1996                    30,235,164  $3,024  $121,878   $66,988   1,475,954   $ (6,647)   $ (1,056)   $ (3,713)  $180,474
                                   ==========  ======  ========   =======   =========   ========    ========    ========   ========
===================================================================================================================================
Balance at
  December 31, 1994                30,235,164  $3,024  $121,481   $70,081   1,666,099   $ (7,460)   $     -     $ (3,692)  $183,434

  Net loss                                                        (13,998)                                                  (13,998)

  Dividends declared                                                 (714)                                                     (714)

  Treasury shares reissued                                   73               (36,846)       166                                239

  Tax benefit from exercise
     of option shares                                        22                                                                  22

  Foreign currency
     translation adjustment                                                                                          723        723
                                   ----------  ------  --------   -------   ---------   --------    --------    --------   --------
Balance at
  June 30, 1995                    30,235,164  $3,024  $121,576   $55,369   1,629,253   $ (7,294)   $    -      $ (2,969)  $169,706
                                   ==========  ======  ========   =======   =========   ========    ========    ========   ========
===================================================================================================================================


See notes to consolidated financial statements.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)                       (UNAUDITED)

==================================================================================================================================

                                                                Six Months Ended
                                                                    June 30
                                                            1996                1995
                                                          --------            --------
CASH FLOWS FROM OPERATING ACTIVITIES
Reconciliation of Net Income (Loss) to Net
   Cash Provided By Operating Activities:
     Net income (loss)                                    $  5,980            $(13,998)
     Adjustments to reconcile net income (loss) to
       net cash provided by operating activities:
          Cumulative effect of accounting change                --              19,772
          Amortization                                       1,787               1,849
          Depreciation                                       6,210               5,598
          Increase in service charges receivable              (598)               (554)
          Decrease in inventory                              9,067               1,550
          Decrease in prepaid expenses and other                71                 983
          Decrease in accounts payable
            and accrued expenses                              (905)             (7,933)
          Increase in layaway deposits, net                    317                 665
          (Decrease) increase in income taxes payable       (2,141)                750
          Deferred taxes                                     1,427              (1,097)
                                                          --------            --------
     Net cash provided by operating activities              21,215               7,585
                                                          --------            --------

CASH FLOWS FROM INVESTING ACTIVITIES
Loans forfeited and transferred to inventory                43,211              41,018
Loans repaid or renewed                                    122,040             111,872
Loans made, including loans renewed                       (172,138)           (152,777)
                                                          --------            --------
          Net (increase) decrease in loans                  (6,887)                113
Acquisitions                                                  (459)             (1,412)
Investment in and advances to affiliates                    (1,750)               (900)
Purchases of property and equipment                         (3,092)             (9,293)
                                                          --------            --------
     Net cash used by investing activities                 (12,188)            (11,492)
                                                          --------            --------

CASH FLOWS FROM FINANCING ACTIVITIES
Net (payments) borrowings under bank lines of credit        (9,736)              5,150
Payment of notes receivable stockholders                        15                  --
Proceeds from issuance of stock, net                           114                 238
Dividends paid                                                (719)               (714)
                                                          --------            --------
     Net cash (used) provided by financing activities      (10,326)              4,674
                                                          --------            --------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                        (44)                213
                                                          --------            --------
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS            (1,343)                980
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD             3,435               4,827
                                                          --------            --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                $  2,092            $  5,807
                                                          ========            ========

==================================================================================================================================

See notes to consolidated financial statements.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (UNAUDITED)
- --------------------------------------------------------------------------------

NOTE 1 - BASIS OF PRESENTATION

         The accompanying consolidated financial statements include the accounts of Cash America International, Inc. and its wholly owned subsidiaries (the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation. At June 30, 1996, the Company had a 49% ownership interest, each, in Mr. Payroll Corporation ("Mr. Payroll") and Express Rent A Tire Ltd. ("Express") (see Note 4). These investments are being accounted for using the equity method of accounting, whereby the Company records its 49% share of earnings or losses of such affiliates in its consolidated financial statements.

         The financial statements as of June 30, 1996 and 1995, and for the three months and six months then ended are unaudited, but in management's opinion, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for such interim periods. Operating results for the three months and six months are not necessarily indicative of the results that may be expected for the full fiscal year.

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

NOTE 3 - LONG-TERM DEBT

The Company's long-term debt at June 30 consisted of:

                                                                                 1996           1995
- -------------------------------------------------------------------------------------------------------
                                                                               (Dollars in Thousands)
Debt Obligations:
    Line of Credit $125 million due June 19, 2001                              $  34,700      $  68,850
    Line of Credit L. 5 million due April 30, 1998                                 1,242            -0-
    Swedish Kronor term loan due September 21, 1997                               27,972         26,685
    8.33% senior unsecured notes due 2003                                         30,000         30,000
    8.14% senior unsecured notes due 2007                                         20,000            -0-
                                                                               ---------      ---------
                                                                                 113,914        125,535

    Less current portion                                                           4,286            -0-
                                                                               ---------      ---------

                           Total long-term debt                                $ 109,628      $ 125,535
                                                                               =========      =========

         In addition, the Company's wholly owned subsidiary in Sweden has an undrawn commitment as of June 30, 1996, for a 10,000,000 Swedish Kronor ("SEK") line of credit.

         On June 19, 1996, the Company modified the terms of its existing unsecured credit agreement, previously providing for a $100,000,000 line of credit maturing in 1998 and a $25,000,000 line of credit maturing in 1997, by providing for a $125,000,000 unsecured line of credit with a single maturity of June 30, 2001. The modified credit agreement requires that a fee of 1/4% per annum be paid quarterly on the amount of the unused commitment. The borrowing rate under the modified line of credit is at the Company's option of either the base rate, as specified by the Agent Bank, or a margin over LIBOR based on the Company's debt-to-total capital ratio measured quarterly. As of June 30, 1996, the Company has the option of borrowing at LIBOR + 75 basis points. The modified credit agreement provides for financial covenants similar to those previously in effect.

         On June 2, 1995, the Company entered into a floating-to-fixed interest rate exchange agreement. The agreement fixes the interest rate on SEK 118,750,000 (approximately $17,960,000 at June 30, 1996) at 10.94% through
August 26, 1998. The effective rate of interest on the Swedish Term Loan at June 30, 1996, was 9.47% after taking into account the interest rate exchange agreement.

NOTE 4 - INVESTMENTS IN AFFILIATES

         On July 13, 1994, the Company acquired a 49% interest in Mr. Payroll, a private company which sells franchises for check-cashing kiosks. In conjunction with its investment, the Company has entered into a revolving credit agreement with Mr. Payroll which provides for maximum borrowings of $3 million from the

Company. Interest is payable quarterly at a rate, reset monthly, that is equivalent to LIBOR plus 4%. The entire unpaid principal balance is due and payable in full on February 28, 1997. Mr. Payroll has granted the Company a security interest in all of its assets. As of June 30, 1996, Mr. Payroll had borrowings outstanding of $3,000,000. The amounts are included in other assets.

         On September 20, 1995, the Company acquired a 49% interest in Express, a private company which offers automobile and truck tires and wheels on a rent-to-own basis. In conjunction with its investment, the Company has entered into a revolving credit agreement with Express which provides for maximum borrowings of $2 million from the Company. Interest is payable quarterly at a rate, reset monthly, that is equivalent to LIBOR plus 4%. The entire unpaid principal balance is due and payable in full on February 28, 1998. Express has granted the Company a security interest in all of its assets. As of June 30, 1996, Express had borrowings outstanding of $1,550,000. The amounts are included in other assets.

NOTE 5 - LITIGATION

         The Company is a defendant in certain lawsuits encountered in the ordinary course of its business. In the opinion of management, the resolution of these matters will not have a material adverse effect on the Company's financial position or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30,
        1996 VERSUS THE COMPARABLE 1995 PERIODS

SUMMARY CONSOLIDATED FINANCIAL DATA

SECOND QUARTER ENDED JUNE 30, 1996 vs
SECOND QUARTER ENDED JUNE 30, 1995
================================================================================
     The following table sets forth selected consolidated financial data with respect to the Company for the three months ended June 30, 1996 and 1995.

                                              ($ in thousands)

                                               1996        1995        Change
                                             -------     -------      --------
Pawn service charges                         $21,796     $18,887           15%
Gross profit from sales
 Sales                                        44,131      41,215            7%
 Cost of sales                                27,659      23,733           17%
                                             -------     -------        -----
   Gross profit                               16,472      17,482           (6)%
                                             -------     -------        -----
Net Revenues                                 $38,268     $36,369            5%
                                             -------     -------        -----
Other Data:
  Annualized yield on loans                       98%         97%           1%
  Average loan balance per
     average location in operation           $   239     $   216           11%
  Average pawn loan at end of
     period (not in thousands)               $    93     $    90            3%
  Gross profit as a percentage of sales         37.3%       42.4%         (12)%
  Average annualized inventory turnover          2.2X        1.7X          29%
  Average inventory balance per
     average location in operation           $   133     $   158          (16)%

  Expenses as a percentage of net revenues:
     Operations                                 58.5%       57.3%           2%
     Administration                             12.5%       10.8%          16%
     Depreciation and amortization              10.5%       10.5%           0%
     Interest, net                               5.9%        7.0%         (16)%

Locations in Operation:
  Beginning of period                            374         357
  Acquired                                         1
  Established                                      2           9
  Combined
                                             -------     -------
  End of period                                  377         366            3%
                                             =======     =======        =====
  Average number of locations in
     operation during the period (a)             375         362            4%
                                             =======     =======        =====

(a) Averages based on accumulation of month-end balances and dividing aggregate total by total months in the period.

SUMMARY CONSOLIDATED FINANCIAL DATA
SIX MONTHS ENDED JUNE 30, 1996 vs
SIX MONTHS ENDED JUNE 30, 1995
- --------------------------------------------------------------------------------

     The following table sets forth selected consolidated financial data with respect to the Company for the six months ended June 30, 1996 and 1995.


                                              ($ in thousands)

                                               1996       1995          Change
                                             -------     -------        ------
Pawn service charges                         $43,332     $38,052           14%
Gross profit from sales
  Sales                                       91,135      82,315           11%
  Cost of sales                               56,699      48,035           18%
                                             -------     -------         ----
    Gross profit                              34,436      34,280            0%
                                             -------     -------         ----

Net Revenues                                 $77,768     $72,332            8%
                                             -------     -------         ----
Other Data:
  Annualized yield on loans                       98%         97%           1%
  Average loan balance per
     average location in operation           $   237     $   221            7%
  Average pawn loan at end of
     period (not in thousands)               $    93     $    90            3%
  Gross profit as a percentage of sales         37.8%       41.6%          (9)%
  Average annualized inventory turnover          2.2X        1.7X          29%
  Average inventory balance per
     average location in operation           $   141     $   162          (13)%

  Expenses as a percentage of net revenues:
     Operations                                 58.1%       58.5%          (1)%
     Administration                             12.3%       11.3%           9%
     Depreciation and amortization              10.3%       10.3%           0%
     Interest, net                               6.1%        6.9%         (12)%

Locations in Operation:
  Beginning of period                            373         340
  Acquired                                         1           3
  Established                                      5          25
  Combined                                        (2)         (2)
                                             -------     -------

  End of period                                  377         366            3%
                                             =======     =======         ====
  Average number of locations in
     operation during the period (a)             375         356            5%
                                             =======     =======         ====


(a) Averages based on accumulation of month-end balances and dividing aggregate total by total months in the period.

IMPACT OF EXPANDING OPERATIONS
         The Company expanded its operations over the 18-month period from December 31, 1994, through June 30, 1996, with the addition of 42 pawnshops. Thirty-seven stores were new start-ups and five stores were acquired during the period, and five stores were combined into existing locations for a net addition of 37 stores during the 18-month period. At June 30, 1996, the Company operated 377 pawnshops--330 in 14 states in the United States, 37 pawnshops in the United Kingdom operating under the name Harvey & Thompson, Ltd., and 10 pawnshops in Sweden operating under the name Svensk Pantbelaning.

         Net revenues (total revenues less cost of sales) increased $1.9 million, or 5%, in the second quarter of 1996 over the same period of 1995, resulting primarily from a 5% gain on same stores (those in operation more than one year) and a slight increase in the average number of stores in operation during the two periods. Net revenues for the six month period ended June 30, 1996, increased $5.4 million, or 8%, over the corresponding period in 1995. This increase resulted primarily from a 7% gain on same stores and a slight increase in the average number of stores in operation during the two periods.

PAWN SERVICE CHARGES
         Pawn service charges are impacted by changes in the average outstanding amount of pawn loans and average loan yields. Pawn service charges increased $2.9 million, or 15%, and $5.3 million, or 14%, for the three months and six months ended June 30, 1996, over the comparable periods in 1995. These increases resulted primarily from same store increases in the average outstanding amount of pawn loans of 16% and 11%, respectively, for the three and six month periods ending June 30, 1996, over the comparable periods in 1995, combined with slight increases in the average number of stores in operation.

         The yield on loans outstanding increased in the three and six month periods ending June 30, 1996, to approximately 98% from 97% for the same periods in 1995. The consolidated 98% annual yield represents a weighted average of the distinctive yields realized in the three different countries in which the Company operates. In its domestic operations the Company realized a slight increase of 1% in its loan yield to 128% in the second quarter of 1996 from 127% in the second quarter of 1995. Domestically, the loan yield for the six months ended June 30, 1996, was 128% compared to 126% for the same period in 1995. Internationally, loans at Harvey & Thompson in the United Kingdom yielded 72% and 71%, respectively, for the three and six month periods ended June 30, 1996, compared to 69% and 70%, respectively, for the same periods in 1995, while loans at Svensk Pantbelaning in Sweden yielded 46% during both periods in 1996 and 1995, producing a blended international yield of 57% in the second quarter and 56% for the six months ended June 30, 1996 compared to 57% for both respective periods in 1995.

         The average loan balance per average location increased 11% and 7%, respectively, for the three and six month periods ending June 30, 1996, over the comparable periods in 1995. These increases in average loan balances per average location are due to domestic increases of 11% and 7%, respectively, increases in average loan balance per location in the Swedish stores of 22% and 25%, respectively, combined with decreases of 6% and 7%, respectively for the Harvey & Thompson stores. The decrease in the average loan balance per store in the Harvey & Thompson locations is due to new start-up stores.

SALES AND GROSS PROFIT
         Sales for the three months ended June 30, 1996, increased $2.9 million, or 7%, compared to the same period of 1995. The rise in sales was impacted by a same store sales decrease of 2%, a $2.4 million increase in sales of scrap gold and other precious metals at wholesale, and the increase in the average number of stores in operation during the period as noted above. The Company believes that the decreased same store sales is due in part to its customers' earlier receipt of federal income tax refunds in 1996 compared to 1995. The Company believes that many customers use a portion of their refund to repay loans and purchase items of personal property and that, while the preponderance of this purchasing and loan repayment activity in 1995 occurred in the second quarter, the preponderance of this activity in 1996 occurred in the first quarter. Sales for the six months ended June 30, 1996, increased $8.8 million, or 11%, compared to the same period of 1995. The rise in sales was impacted by a same store sales increase of 2%, a $4.0 million increase in sales of scrap gold and other precious metals at wholesale, and the increase in the average number of stores in operation as noted above.

         Gross profit margins decreased to 37.3% and 37.8%, respectively, for the three and six months ended June 30, 1996, compared to 42.4% and 41.6% for the same periods in 1995. However, inventory turns increased from 1.7 times to
2.2 times for the respective periods of 1996 compared to the same periods for 1995. During the first quarter of 1996, the Company introduced a new incentive compensation program for its field operations personnel with a focus of rewarding the maximization of cash returns on capital employed. Management of the Company believes that the new incentive program has led to increased revenues, increased inventory turns, and decreased inventory levels while emphasizing increases in net revenues. This emphasis resulted in decreased gross profit margins for both the three month and six month periods ended June 30, 1996.

EXPENSES
         Operations and administrative expenses increased $2.4 million or 9.6% in the second quarter of 1996 over the second quarter of 1995. As a percentage of net revenues, this represents an increase to 71% for 1996 compared to 68% in 1995. This increase consists of a 2% increase in same store operating expenses, an increase in the average number of stores in operation during the period and expenses associated with a reorganization of the domestic field management structure during the second quarter of 1996, along with additional administrative support for the field operations. For the six month period ended June 30, 1996, operations and administrative expenses increased $4.3 million over the same period in 1995, while the percentage of expenses to net revenues remained flat at approximately 70%.

         Domestic operations and administration expenses, as a percentage of domestic net revenues, increased to 75% in the second quarter of 1996 from 72% in 1995. The increase is due primarily to the reorganization mentioned above and the development of administrative support for the field organization.
These expenses for the six months ended June 30, 1996, remained relatively flat over the same period in 1995 at approximately 74% of net revenues for the period.

         As a percentage of foreign net revenues, operations and administration expenses related to foreign operations were 46% for both the three month periods ending June 30, 1996 and 1995. For the six months ending June 30, 1996, the percentage increased to 47% from 45% for the same period in 1995. This increase resulted primarily from the start-up of three new stores in the United Kingdom.

         Depreciation and amortization, as a percentage of net revenues was constant at 11% for the three month periods ending June 30, 1996 and 1995, and at 10% for the six month periods ending June 30, 1996 and 1995.

         Net interest expense, as a percentage of net revenues, decreased to 5.9% and 6.1% for the three month and six month period ended June 30, 1996, from 7.0% and 6.9% for the respective periods in 1995. This reduction resulted primarily from decreases in the average debt balance outstanding of 12% for the second quarter of 1996 compared to the second quarter of 1995, and a 7% reduction in the average debt balance outstanding for the six months ended June 30, 1996, compared to the six months ended June 30, 1995. In addition there was a slight decrease in the weighted average interest rates for the three month period ending June 30, 1996, and for the six month period ended June 30, 1996, compared to the same periods for 1995.

OTHER INCOME / (EXPENSE)
         During the second quarter of 1996 and 1995 the Company recorded losses from its investments in affiliates of $325,000 and $101,000, respectively. For the six months ended June 30, 1996 and 1995, the Company recorded losses on these investments of $530,000 and $193,000, respectively. These losses were partially offset by rent income and other miscellaneous items.

INCOME TAXES
         The Company's effective tax rate decreased to 39% in the second quarter of 1996 compared to 40% for the same period in 1995. The effective tax rate for the six months ended June 30, 1996, increased to 39% compared to 38% for the six months ended June 30, 1995. The Company's domestic operations experienced a slight decrease in its effective tax rate in the second quarter of 1996, while the effective tax rate for its foreign operations for same period remained unchanged at 33%. The primary reason for the increase in the Company's effective tax rate for the six month period ended June 30, 1996, over the same 1995 period was the utilization of miscellaneous tax credits in the United Kingdom during the first quarter of 1995. The Company's effective tax rate for domestic operations remained constant at 42% for the six month period ending June 30, 1996, compared to the same period for 1995.

LIQUIDITY AND CAPITAL RESOURCES
         At June 30, 1996, cash and cash equivalents decreased to $2.1 million from $3.4 million at December 31, 1995. This decrease was caused by investments in increased loan balances of $6.9 million, purchases of $3.1 million of property and equipment, reduction of long-term debt of $9.7 million, advances to affiliates of $1.8 million, and payment of dividends and other activities of $1.0 million. The above decreases were offset by $21.2 million of cash generated from operating activities.

         The Company currently has a $125 million unsecured bank line of credit, of which $90.3 million was unused at June 30, 1996. The Company's wholly owned subsidiary, Harvey & Thompson, Ltd., has a committed 5 million pound sterling unsecured line of credit from a UK based commercial bank, of which 4.2 million pounds sterling was unused at June 30, 1996. The Company's wholly owned subsidiary, Svensk Pantbelaning AB, has a SEK 10 million unsecured line of credit with a commercial bank, all of which was unused at June 30, 1996.

         The Company believes that funds provided from operations, coupled with the Company's current working capital and available lines of credit, are sufficient to meet its foreseeable cash requirements.

FOREIGN OPERATIONS
         The following table sets forth selected consolidated financial data for Harvey & Thompson and Svensk Pantbelaning as of June 30, 1996 and 1995, and for the three and six month periods then ended.

         Balance sheet data for Harvey & Thompson has been translated from pounds sterling into U.S. dollars using the end of the period currency exchange rate of 1.553 at June 30, 1996, and 1.596 at June 30, 1995. Income statement data has been translated at an average exchange rate of 1.525 for the three month period ending June 30, 1996, compared to 1.599 for the same period in 1995.

         Balance sheet data for Svensk Pantbelaning has been translated from Swedish Kronor into U.S. dollars using the end of the period currency exchange rate of 6.612 at June 30, 1996, and 7.261 at June 30, 1995, respectively. Income statement data has been translated at an average exchange rate of 6.730 for the three month period ending June 30, 1996, compared to 7.297 for the comparable period in 1995.

                                                              Three Months Ended June 30,

                                                            1996         1995        Change
                                                          -------       ------      --------
                                                             ($ in thousands)
Income Statement Data:
     Pawn service charges                                  $ 5,330      $ 4,712        13%
     Net revenues                                            5,463        4,803        14%
     Operating expenses                                      2,764        2,450        13%
     Income from operations                                  2,699        2,353        15%

Other Data:
     Total average locations                                    46           43         7%
     Annualized yield on loans                                56.5%        56.6%        0%
     Ending loan balance                                   $39,395      $33,988        16%
     Average loan balance
       per average location in operation                   $   824      $   777         6%

     Expenses as a percentage of net revenues:
         Operations                                           34.6%        34.8%      (1)%
         Administration                                       11.1%        11.5%      (3)%

         Income statement data for Harvey & Thompson for the six months ended June 30 has been translated from British pounds sterling into U.S. dollars at an average exchange rate of 1.528 for 1996, compared to 1.591 for 1995.

         Income statement data for Svensk Pantbelaning has been translated from Swedish Kronor into U.S. dollars at average exchange rates of 6.751 for 1996, compared to 7.33 for 1995.

                                                               Six Months Ended June 30,

                                                                 1996            1995         Change
                                                                ------          ------       --------
                                                                   ($ in thousands)
   Income Statement Data:
        Pawn service charges                                    $10,356          $9,231         12%
        Net revenues                                             10,585           9,580         10%
        Operating expenses                                        5,467           4,770         15%
        Income from operations                                    5,118           4,810          6%

   Other Data:

        Total average locations                                      46              43          7%
        Annualized yield on loans                                  56.4%           57.3%       (2)%
        Average loan balance
          per average location in operation                     $   803          $  755          6%

        Expenses as a percentage of net revenues:
            Operations                                             35.0%           33.1%         6%
            Administration                                         11.6%           12.1%       (4)%

DOMESTIC OPERATIONS
     Presented below is selected financial data for the Company's domestic operations as of June 30, 1996 and 1995, and for the three months then ended:


                                              ($ in thousands)

                                              1996        1995      Change
                                             -------     -------    ------
Pawn service charges                         $16,466     $14,175       16%
Gross profit from sales
  Sales                                       43,760      40,930        7%
  Cost of sales                               27,421      23,539       16%
                                             -------     -------     ----
    Gross profit                              16,339      17,391       (6)%
                                             -------     -------     ----

Net Revenues                                 $32,805     $31,566        4%
                                             -------     -------     ----
Other Data:
  Annualized yield on loans                      128%        127%       1%
  Average loan balance per
     average location in operation              $157     $   141       11%
  Average pawn loan at end of
     period (not in thousands)                   $70     $    67        4%
  Gross profit as a percentage of sales         37.3%       42.5%     (12)%
  Average annualized inventory turnover          2.2X        1.7X      29%
  Average inventory balance per
     average location in operation           $   151     $   178      (15)%



Expenses as a percentage of net revenues:
     Operations                                 62.5%       60.8%       3%
     Administration                             12.8%       10.7%      20%
     Depreciation and amortization              11.5%       11.3%       2%
     Interest, net                               4.8%        6.4%     (25)%

Domestic Locations in Operation:
  Beginning of period                            329         314
  Acquired                                         1         ---
  Established                                    ---           8
  Combined                                       ---         ---
                                             -------     -------
  End of period                                  330         322        2%
                                             =======     =======      ===
  Average number of locations in
      operation during the period (a)            329         319        3%
                                             =======     =======      ===





(a) Averages based on accumulation of month-end balances and dividing aggregate total by total months in the period.

DOMESTIC OPERATIONS
     Presented below is selected financial data for the Company's domestic operations as of June 30, 1996 and 1995, and for the six months then ended:

                                             ($ in thousands)

                                              1996        1995        Change
                                             -------     -------      ------
Pawn service charges                         $32,976     $28,821        14%
Gross profit from sales
  Sales                                       90,464      81,534        11%
  Cost of sales                               56,257      47,603        18%
                                             -------     -------       ---
    Gross profit                              34,207      33,931         1%
                                             -------     -------       ---

Net Revenues                                 $67,183     $62,752         7%
                                             -------     -------       ---
Other Data:
  Annualized yield on loans                      128%        126%        2%
  Average loan balance per
     average location in operation           $   158     $   148         7%
  Average pawn loan at end of
     period (not in thousands)               $    70     $    67         4%
  Gross profit as a percentage of sales         37.8%       41.6%       (9)%
  Average annualized inventory turnover          2.2X        1.7X       29%
  Average inventory balance per
     average location in operation           $   159     $   183       (13)%



Expenses as a percentage of net revenues:
     Operations                                 61.8%       62.4%       (1)%
     Administration                             12.5%       11.2%       12%
     Depreciation and amortization              11.1%       11.2%       (1)%
     Interest, net                               5.0%        6.4%      (22)%

Domestic Locations in Operation:
  Beginning of period                            327         300
  Acquired                                         1           3
  Established                                      3          21
  Combined                                        (1)         (2)
                                             -------     -------
  End of period                                  330         322         2%
                                             =======     =======       ===
  Average number of locations in
      operation during the period (a)            329         313         5%
                                             =======     =======       ===




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

                 Not Applicable

Item 3.   DEFAULTS UPON SENIOR SECURITIES

                 Not Applicable

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On April 24, 1996, the Company's Annual Meeting of Shareholders was held. All of the nominees for director identified in the Company's Proxy Statement, filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, were elected at the meeting to hold office until the next Annual Meeting or until their successors are duly elected and qualified. The shareholders ratified the Company's selection of independent auditors. The shareholders also approved the proposal to amend the Company's 1989 Non-Employee Director Stock Option Plan. There was no other business brought before the meeting that required shareholder approval. Votes were cast in the matters described below as follows (there were no broker non-votes in matters
(a) and (b) below):


         (a)     Election of directors

                                                               For                              Withheld
                                                               ---                              --------
                 Jack R. Daugherty                          24,244,163                           182,811
                 A. R. Dike                                 24,244,763                           182,211
                 Daniel R. Feehan                           24,245,963                           181,011
                 James H. Graves                            23,383,355                         1,043,619
                 B. D. Hunter                               24,236,903                           190,071
                 Timothy J. McKibben                        23,390,455                         1,036,519
                 Alfred J. Micallef                         23,394,955                         1,032,019
                 Carl P. Motheral                           24,240,795                           186,179
                 Samuel W. Rizzo                            24,238,363                           188,611
                 Rosalin Rogers                             24,203,863                           223,111


         (b)     Ratification of Independent Auditors

                 For - 24,258,160
                 Against - 100,920
                 Abstain - 67,889

         (c) Approval of the amendment of the Company's 1989 Non-Employee Director Stock Option Plan

                 For - 9,603,276
                 Against - 7,712,486
                 Abstain - 165,037
                 Broker Non-Votes - 6,946,175

Item 5.   OTHER INFORMATION

                 Not Applicable

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

                 (a)      Exhibits

                          10.1- Amended and Restated Senior Revolving Credit Facility Agreement among Cash America International, Inc., certain lenders named therein, and NationsBank of Texas, N.A., as Administrative Agent dated as of June 19, 1996.

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

                        CASH AMERICA INTERNATIONAL, INC.
                       ----------------------------------
                                  (Registrant)



                           BY:  /s/ DANIEL R. FEEHAN
                          ----------------------------
                                Daniel R. Feehan
                                 President and
                          Principal Financial Officer


                         Date:          August  9, 1996

                                 EXHIBIT INDEX


Exhibit
  No.                 Description
- -------               -----------
 10.1     -   Amended and Restated Senior Revolving Credit
              Facility Agreement among Cash America
              International, Inc., certain lenders named therein, and NationsBank of Texas, N.A., as Administrative Agent dated as of June 19,
              1996.

 27       -   Financial Data Schedule