Form 10-Q/A
period 1996-06-30
CASH AMERICA INTERNATIONAL INC
filed 1996-08-14
CIK 807884

================================================================================

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                ---------------
                                  FORM 10-Q/A
(Mark One)
   [X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                             SECURITIES EXCHANGE ACT OF 1934

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

                        CASH AMERICA INTERNATIONAL, INC.

                             AMENDMENT TO FORM 10-Q

        Pursuant to Rule 12b-15 of the General Rules and Regulations of the Securities and Exchange Commission (the "Commission") under the Securities Exchange Act of 1934, Cash America International, Inc. hereby amends its Quarterly Report on Form 10-Q, as filed with the Commission on August 13, 1996, as follows:

                Exhibit 27 - Financial Data Schedule, as attached to and filed with the Form 10-Q, is replaced with the Exhibit 27 - Financial Data Schedule attached to this Amendment and filed herewith.

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment to be signed on its behalf by the undersigned thereunto duly authorized.

                                        CASH AMERICA INTERNATIONAL, INC.


                                        By:  /s/  HUGH A. SIMPSON
                                             -------------------------------
                                                  Hugh A. Simpson,
                                                  Vice President

Date: August 14, 1996

                               INDEX TO EXHIBITS
                               -----------------

Exhibit
Number              Description
- -------             -----------

  27          Financial Data Schedule