Form 10-Q
period 1996-09-30
CASH AMERICA INTERNATIONAL INC
filed 1996-11-13
CIK 807884

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                             --------------------

                                  FORM 10-Q

(Mark One)
   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996

                                      OR

   [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to
                               ------------    ------------

Commission File Number 1-9733

                       CASH AMERICA INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)


               TEXAS                                        75-2018239
    (State or other jurisdiction                        (I.R.S. Employer
    of incorporation or                                 Identification No.)
    organization)

    1600 WEST 7TH STREET
    FT. WORTH, TEXAS                                           76102
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

                    APPLICABLE ONLY TO CORPORATE ISSUERS:

28,759,494 common shares, $.10 par value, were outstanding as of October 31, 1996.

================================================================================

                        CASH AMERICA INTERNATIONAL, INC.

                                 INDEX TO 10-Q


PART I.  FINANCIAL STATEMENTS                                              Page

    Item 1. Financial Statements (Unaudited)

    Consolidated Balance Sheets - September 30, 1996
    and 1995, and December 31, 1995  . . . . . . . . . . . . . . . . . . .  1

    Consolidated Statements of Income - Three Months and
    Nine Months Ended September 30, 1996 and 1995  . . . . . . . . . . . .  2

    Consolidated Statements of Stockholders' Equity -
    Nine Months Ended September 30, 1996 and 1995  . . . . . . . . . . . .  3

    Consolidated Statements of Cash Flows -
    Nine Months Ended September 30, 1996 and 1995  . . . . . . . . . . . .  4

    Notes to Consolidated Financial Statements   . . . . . . . . . . . . .  5


    Item 2.  Management's Discussion and Analysis
             of Financial Condition and Results of Operations  . . . . . .  8


PART II.  OTHER INFORMATION. . . . . . . . . . . . . . . . . . . . . . . . 18

SIGNATURE. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 19

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)
                                                                    (UNAUDITED)

--------------------------------------------------------------------------------

                                                                 September 30          Dec 31
                                                              1996         1995         1995
                                                            ---------    ---------    ---------
ASSETS

     Current assets:
          Cash and cash equivalents                         $   1,368    $   6,980    $   3,435
          Service charges receivable                           14,451       11,678       11,829
          Loans                                               104,561       87,236       87,782
          Inventory, net                                       51,310       59,085       56,647
          Prepaid expenses and other                            4,826        4,965        4,823
          Deferred tax asset                                   12,255       12,891       12,710
                                                            ---------    ---------    ---------
               Total current assets                           188,771      182,835      177,226
     Property and equipment, net                               60,797       66,138       64,987
     Intangible assets, net                                    61,731       64,355       63,421
     Other assets                                              10,497        8,532        8,473
                                                            ---------    ---------    ---------
               Total assets                                 $ 321,796    $ 321,860    $ 314,107
                                                            =========    =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY

     Current liabilities:
          Accounts payable and accrued expenses             $  10,104    $   8,371    $   9,584
          Customer layaway deposits                             3,684        4,453        3,524
          Income taxes currently payable                        3,491        1,706        2,585
          Current portion of long-term debt                     4,286
                                                            ---------    ---------    ---------
               Total current liabilities                       21,565       14,530       15,693

     Long-term debt:
          Bank lines of credit                                 70,689       85,738       73,462
          Notes payable, net of current portion                45,714       50,000       50,000
                                                            ---------    ---------    ---------
                                                              116,403      135,738      123,462
     Stockholders' equity:
          Common stock, $.10 par value per
            share, 80,000,000 shares authorized                 3,024        3,024        3,024
          Paid in surplus                                     121,878      121,828      121,840
          Retained earnings                                    70,092       56,614       61,727
          Notes receivable - stockholders                      (1,065)                   (1,071)
          Foreign currency translation adjustment              (3,454)      (3,097)      (3,834)
                                                            ---------    ---------    ---------
                                                              190,475      178,369      181,686
          Less - shares held in treasury, at cost              (6,647)      (6,777)      (6,734)
                                                            ---------    ---------    ---------
               Total stockholders' equity                     183,828      171,592      174,952
                                                            ---------    ---------    ---------
               Total liabilities and stockholders' equity   $ 321,796    $ 321,860    $ 314,107
                                                            =========    =========    =========

--------------------------------------------------------------------------------

See notes to consolidated financial statements.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)                               (UNAUDITED)

--------------------------------------------------------------------------------

                                                     Three Months Ended       Nine Months Ended
                                                        September 30             September 30
                                                   ----------------------   ---------------------
                                                      1996         1995        1996        1995
PAWN SERVICE CHARGES                               $  24,344    $  20,106   $  67,676   $  58,158

GROSS PROFIT FROM SALES
     Sales                                            40,330       37,530     131,465     119,845
     Cost of sales                                    25,379       21,749      82,078      69,784
                                                   ---------    ---------   ---------   ---------
          Gross profit                                14,951       15,781      49,387      50,061

                                                   ---------    ---------   ---------   ---------
NET REVENUES                                          39,295       35,887     117,063     108,219
                                                   ---------    ---------   ---------   ---------

OPERATING EXPENSES
     Operations                                       22,669       22,041      67,891      64,349
     Administration                                    4,596        4,400      14,188      12,577
     Amortization                                        871          893       2,658       2,742
     Depreciation                                      3,114        3,000       9,324       8,598
                                                   ---------    ---------   ---------   ---------
          Total operating expenses                    31,250       30,334      94,061      88,266
                                                   ---------    ---------   ---------   ---------

Income from operations                                 8,045        5,553      23,002      19,953

Interest expense, net                                  2,341        2,713       7,078       7,700
Other (income)/expense                                   184          118         671         263
                                                   ---------    ---------   ---------   ---------

Income before income taxes                             5,520        2,722      15,253      11,990
Provision for income taxes                             2,057        1,119       5,810       4,613
                                                   ---------    ---------   ---------   ---------

Income before cumulative effect of a change
   in accounting principle                             3,463        1,603       9,443       7,377
Cumulative effect on prior years (to
   December 31, 1994) of changing to a
   different revenue recognition method (Note 2)                                          (19,772)
                                                   ---------    ---------   ---------   ---------

NET INCOME (LOSS)                                  $   3,463    $   1,603   $   9,443   $ (12,395)
                                                   =========    =========   =========   =========


-------------------------------------------------------------------------------------------------

Amounts per common share:
   Income before cumulative effect of a change
     in accounting principle                       $    0.12    $    0.06   $    0.33   $    0.26
   Cumulative effect on prior years (to
     December 31, 1994) of changing to a
     different revenue recognition method                                                   (0.68)
                                                   ---------    ---------   ---------   ---------

   Net income (loss)                               $    0.12    $    0.06   $    0.33   $   (0.43)
                                                   =========    =========   =========   =========

Weighted average shares - Fully diluted               28,981       28,815      28,971      28,914


--------------------------------------------------------------------------------

See notes to consolidated financial statements.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Nine Months Ended September 30, 1996 and 1995
(In thousands, except share data)                                    (UNAUDITED)
--------------------------------------------------------------------------------

                                         COMMON STOCK                                      TREASURY STOCK
                                    ----------------------   PAID IN      RETAINED     ----------------------
                                      SHARES      AMOUNT     SURPLUS      EARNINGS       SHARES     AMOUNT
                                    ----------  ----------  ----------   ----------    ----------  ----------
Balance at
     December 31, 1995              30,235,164     $ 3,024   $ 121,840     $ 61,727     1,495,285    $ (6,734)

     Net income                                                               9,443

     Dividends declared                                                      (1,078)

     Treasury shares reissued                                       27                    (19,615)         87

     Tax benefit from exercise
        of option shares                                            11

     Reduction in stockholders
        notes receivable

     Foreign currency
        translation adjustment

                                    ----------     -------   ---------     --------     ---------    --------
Balance at
     September 30, 1996             30,235,164     $ 3,024   $ 121,878     $ 70,092     1,475,670    $ (6,647)
                                    ==========     =======   =========     ========     =========    ========

-------------------------------------------------------------------------------------------------------------

Balance at
     December 31, 1994              30,235,164     $ 3,024   $ 121,481     $ 70,081     1,666,099    $ (7,460)

     Net loss                                                               (12,395)

     Dividends declared                                                      (1,072)

     Treasury shares reissued                                      285                   (161,321)        683

     Tax benefit from exercise
        of option shares                                            62

     Foreign currency
        translation adjustment

                                    ----------    --------   ---------     --------     ---------    --------
Balance at
     September 30, 1995             30,235,164    $ 3,024    $ 121,828     $ 56,614     1,504,778    $ (6,777)
                                    ==========    ========   =========     ========     =========    ========

                                      NOTES      FOREIGN
                                    RECEIVABLE   CURRENCY
                                      STOCK-   TRANSLATION
                                     HOLDERS    ADJUSTMENT    TOTAL
                                    ----------  ----------  ----------
Balance at
     December 31, 1995              $   (1,071)   $ (3,834)  $ 174,952

     Net income                                                  9,443

     Dividends declared                                         (1,078)

     Treasury shares reissued                                      114

     Tax benefit from exercise
        of option shares                                            11

     Reduction in stockholders
        notes receivable                     6                       6

     Foreign currency
        translation adjustment                         380         380
                                    ----------    --------   ---------
Balance at
     September 30, 1996             $   (1,065)   $ (3,454)  $ 183,828
                                    ==========    ========   =========

----------------------------------------------------------------------

Balance at
     December 31, 1994              $        -      (3,692)  $ 183,434

     Net loss                                                  (12,395)

     Dividends declared                                         (1,072)

     Treasury shares reissued                                      968

     Tax benefit from exercise
        of option shares                                            62

     Foreign currency
        translation adjustment                         595         595
                                    ----------    --------   ---------
Balance at
     September 30, 1995             $        -      (3,097)  $ 171,592
                                    ==========    ========   =========

----------------------------------------------------------------------

See notes to consolidated financial statements.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)                                                      (UNAUDITED)


------------------------------------------------------------------------------------
                                                                Nine Months Ended
                                                                    September 30
                                                              ----------------------
                                                                1996         1995
CASH FLOWS FROM OPERATING ACTIVITIES
Reconciliation of Net Income (Loss) to Net
   Cash Provided By Operating Activities:
     Net income (loss)                                        $   9,443    $ (12,395)
     Adjustments to reconcile net income (loss) to
       net cash provided by operating activities:
          Cumulative effect of accounting change                 19,772
          Amortization                                            2,658        2,742
          Depreciation                                            9,324        8,598
          Increase in service charges receivable                 (2,524)      (1,382)
          Decrease (increase) in inventory                        5,456         (800)
          (Increase) decrease in prepaid expenses and other         (10)         761
          Increase (decrease) in accounts payable
            and accrued expenses                                    506       (5,388)
          Increase in layaway deposits, net                         156          875
          Increase (decrease) in income taxes payable               904       (2,092)
          Deferred taxes                                              2         (852)

                                                              ---------    ---------
     Net cash provided by operating activities                   25,915        9,839
                                                              ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES
Loans forfeited and transferred to inventory                     68,617       61,421
Loans repaid or renewed                                         185,671      168,341
Loans made, including loans renewed                            (270,455)    (237,117)
                                                              ---------    ---------
          Net increase in loans                                 (16,167)      (7,355)
Acquisitions                                                       (799)      (1,412)
Investment in and advances to affiliates                         (2,100)      (1,300)
Purchases of property and equipment                              (5,215)     (11,377)
Proceeds from sales of property and equipment                       145
                                                              ---------    ---------
     Net cash used by investing activities                      (24,136)     (21,444)
                                                              ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES
Net payments under bank lines of credit                          (2,880)      (5,950)
Proceeds from issuance of long-term debt                         20,000
Net payments of notes receivable stockholders                         6
Proceeds from issuance of stock, net                                114          526
Dividends paid                                                   (1,078)      (1,072)
                                                              ---------    ---------
     Net cash (used) provided by financing activities            (3,838)      13,504
                                                              ---------    ---------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                              (8)         254
                                                              ---------    ---------

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                 (2,067)       2,153
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                  3,435        4,827
                                                              ---------    ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                    $   1,368    $   6,980
                                                              =========    =========
------------------------------------------------------------------------------------


See notes to consolidated financial statements.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (UNAUDITED)

================================================================================

NOTE 1 - BASIS OF PRESENTATION

       The accompanying consolidated financial statements include the accounts of Cash America International, Inc. and its wholly owned subsidiaries (the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation. At September 30, 1996, the Company had a 49% ownership interest, each, in Mr. Payroll Corporation ("Mr. Payroll") and Express Rent A Tire Ltd. ("Express") (see Note 4). These investments are being accounted for using the equity method of accounting, whereby the Company records its 49% share of earnings or losses of such affiliates in its consolidated financial statements.

       The financial statements as of September 30, 1996 and 1995, and for the three months and nine months then ended are unaudited, but in management's opinion, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for such interim periods. Operating results for the three months and nine months are not necessarily indicative of the results that may be expected for the full fiscal year.

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

NOTE 3 - LONG-TERM DEBT

The Company's long-term debt at September 30 consisted of:


                                                                       1996                1995
--------------------------------------------------------------------------------------------------
                                                                          (In thousands)
Debt Obligations:
  Revolving Line of Credit $125 million due June 30, 2001           $  41,400           $  57,750
  Revolving Line of Credit L5 million due April 30, 1998                1,409                 -0-
  Swedish Kronor term loan due September 30, 1998                      27,880              27,988
  8.33% senior unsecured notes due 2003                                30,000              30,000
  8.14% senior unsecured notes due 2007                                20,000              20,000
                                                                    ---------           ---------
                                                                      120,689             135,738

    Less current portion                                                4,286                 -0-
                                                                    ---------           ---------

                                             Total long-term debt   $ 116,403           $ 135,738
                                                                    =========           =========

    In addition, the Company's wholly owned subsidiary in Sweden has an undrawn commitment as of September 30, 1996, for a 10,000,000 Swedish Kronor ("SEK") line of credit.

    On June 19, 1996, the Company modified the terms of its existing unsecured credit agreement, previously providing for a $100,000,000 line of credit maturing in 1998 and a $25,000,000 line of credit maturing in 1997, by providing for a $125,000,000 revolving unsecured line of credit with a maturity of June 30, 2001. The modified credit agreement requires that a fee of 1/4% per annum be paid quarterly on the amount of the unused commitment. The borrowing rate under the modified line of credit is, at the Company's option, either the base rate as specified by the Agent Bank, or a margin, 75 basis points as of September 30, 1996, over LIBOR based on the Company's debt-to-total capital ratio, measured quarterly. The modified credit agreement provides for financial covenants similar to those previously in effect.

    On June 2, 1995, the Company entered into a floating-to-fixed interest rate exchange agreement for a portion of the SEK 185,000,000 term loan. The agreement fixes the interest rate on SEK 118,750,000 (approximately $17,898,000 at September 30, 1996) at 10.9% through August 26, 1998. The overall effective rate of interest on the Swedish Term Loan at September 30, 1996, was 9.2% after taking into account the interest rate exchange agreement.

NOTE 4 - INVESTMENTS IN AFFILIATES

    On July 13, 1994, the Company acquired a 49% interest in Mr. Payroll, a private company which sells franchises for check-cashing kiosks and service centers. In conjunction with its investment, the Company has entered into a revolving credit agreement with Mr. Payroll which provides for maximum borrowings of $3.5 million from the Company. Interest is payable quarterly at a rate, reset monthly, that is equivalent to LIBOR plus 4%. The entire unpaid principal balance is due and payable in full on February 28, 1997. Mr. Payroll has granted the Company a security interest in all of its assets. As of September 30, 1996, Mr. Payroll had borrowings outstanding of $3,000,000. The amounts are included in other assets.

    On September 20, 1995, the Company acquired a 49% interest in Express, a private company which offers automobile and truck tires and wheels on a rent-to-own basis. In conjunction with its investment, the Company has entered into a revolving credit agreement with Express which provides for maximum borrowings of $3.0 million from the Company. Interest is payable quarterly at a rate, reset monthly, that is equivalent to LIBOR plus 4%. The entire unpaid principal balance is due and payable in full on February 28, 1998. Express has granted the Company a security interest in all of its assets. As of September 30, 1996, Express had borrowings outstanding of $1,900,000. The amounts are included in other assets.

NOTE 5 - LITIGATION

    The Company is a defendant in certain lawsuits encountered in the ordinary course of its business. In the opinion of management, the resolution of these matters will not have a material adverse effect on the Company's financial position or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1996 VERSUS THE COMPARABLE 1995 PERIODS

SUMMARY CONSOLIDATED FINANCIAL DATA

THIRD QUARTER ENDED SEPTEMBER 30, 1996 vs
THIRD QUARTER ENDED SEPTEMBER 30, 1995
--------------------------------------------------------------------------------

     The following table sets forth selected consolidated financial data with respect to the Company for the three months ended September 30, 1996 and 1995.

                                               1996       1995       Change
                                              -------    -------    -------
                                                     ($ in thousands)
Pawn service charges                          $24,344    $20,106         21%
Gross profit from sales
 Sales                                         40,330     37,530          7%
 Cost of sales                                 25,379     21,749         17%
                                              -------    -------    -------
   Gross profit                                14,951     15,781         (5)%
                                              -------    -------    -------

Net Revenues                                  $39,295    $35,887          9%
                                              -------    -------    -------

Other Data:
  Annualized yield on loans                        96%        95%         1%
  Average loan balance per
     average location in operation            $   266    $   227         17%
  Average pawn loan amount at end of
     period (not in thousands)                $    94    $    90          4%
  Gross profit as a percentage of sales          37.1%      42.0%       (12)%
  Average annualized inventory turnover           2.1X       1.5X        40%
  Average inventory balance per
     average location in operation            $   130    $   157        (17)%

  Expenses as a percentage of net revenues:
     Operations                                  57.7%      61.4%        (6)%
     Administration                              11.7%      12.3%        (5)%
     Depreciation and amortization               10.1%      10.8%        (6)%
     Interest, net                                6.0%       7.6%       (21)%

Locations in Operation:
  Beginning of period                             377        366
  Acquired                                          1       --
  Established                                       2          3
  Combined                                       --         --
                                              -------    -------

  End of period                                   380        369          3%
                                              =======    =======    =======
  Average number of locations in
     operation during the period (a)              378        368          3%
                                              =======    =======    =======

(a) Averages based on accumulation of month-end balances and dividing aggregate total by total months in the period.

SUMMARY CONSOLIDATED FINANCIAL DATA

NINE MONTHS ENDED SEPTEMBER 30, 1996 vs
NINE MONTHS ENDED SEPTEMBER 30, 1995
--------------------------------------------------------------------------------

     The following table sets forth selected consolidated financial data with respect to the Company for the nine months ended September 30, 1996 and 1995.


                                                1996          1995          Change
                                              ---------     ---------     ---------
                                                       ($ in thousands)
Pawn service charges                          $  67,676     $  58,158            16%
Gross profit from sales
  Sales                                         131,465       119,845            10%
  Cost of sales                                  82,078        69,784            18%
                                              ---------     ---------     ---------
    Gross profit                                 49,387        50,061            (1)%
                                              ---------     ---------     ---------

Net Revenues                                  $ 117,063     $ 108,219             8%
                                              ---------     ---------     ---------

Other Data:
  Annualized yield on loans                          97%           96%            1%
  Average loan balance per
     average location in operation            $     247     $     225            10%
  Average pawn loan amount at end of
     period (not in thousands)                $      94     $      90             4%
  Gross profit as a percentage of sales            37.6%         41.8%          (10)%
  Average annualized inventory turnover             2.1X          1.6X           31%
  Average inventory balance per
     average location in operation            $     138     $     161           (14)%

  Expenses as a percentage of net revenues:
     Operations                                    58.0%         59.5%           (3)%
     Administration                                12.1%         11.6%            4%
     Depreciation and amortization                 10.2%         10.5%           (3)%
     Interest, net                                  6.0%          7.1%          (15)%

Locations in Operation:
  Beginning of period                               373           340
  Acquired                                            2             3
  Established                                         7            28
  Combined                                           (2)           (2)
                                              ---------     ---------

  End of period                                     380           369             3%
                                              =========     =========     =========
  Average number of locations in
     operation during the period (a)                376           359             5%
                                              =========     =========     =========

(a) Averages based on accumulation of month-end balances and dividing aggregate total by total months in the period.

IMPACT OF EXPANDING OPERATIONS
       The Company expanded its operations over the 21-month period from December 31, 1994, through September 30, 1996, with the addition of 45 pawnshops. Thirty-nine stores were new start-ups and six stores were acquired during the period, and five stores were combined into existing locations for a net addition of 40 stores during the 21-month period. At September 30, 1996, the Company operated 380 pawnshops--333 in 14 states in the United States, 37 in the United Kingdom operating under the name Harvey & Thompson, Ltd., and 10 in Sweden operating under the name Svensk Pantbelaning.

       Net revenues (total revenues less cost of sales) increased $3.4 million, or 9%, in the third quarter of 1996 over the same period of 1995, resulting primarily from a 9% gain on same stores (those in operation more than one year). Net revenues for the nine month period ended September 30, 1996, increased $8.8 million, or 8%, over the corresponding period in 1995. This increase resulted primarily from an 8% gain from same stores.

PAWN SERVICE CHARGES
       Pawn service charges are impacted by changes in the average outstanding amount of pawn loans and average loan yields. Pawn service charges increased $4.2 million, or 21%, and $9.5 million, or 16%, for the three months and nine months ended September 30, 1996, respectively, over the comparable periods in 1995. These increases resulted primarily from same store increases in the average outstanding amount of pawn loans of 19% and 14% for the three and nine month periods ended September 30, 1996, respectively, over the comparable periods in 1995, combined with a slight increase in the average number of stores in operation.

       The average loan balance per average location increased 17% and 10% for the three and nine month periods ended September 30, 1996, respectively, over the comparable periods in 1995. These increases in average loan balances per average location were the combined result of domestic increases of 19% and 10%, respectively, increases in the Swedish stores of 22% and 23%, respectively, and a 5% increase and 3% decrease, respectively, for the Harvey & Thompson stores.

       The yield on loans outstanding increased in the three and nine month periods ending September 30, 1996, to approximately 96% and 97%, respectively, from 95% and 96%, respectively, for the same periods in 1995. The consolidated 96% annual yield represents a weighted average of the distinctive yields realized in the three different countries in which the Company operates. In its domestic operations the Company realized a slight increase of 1% in its loan yield to 124% in the third quarter of 1996 from 123% in the third quarter of 1995. Domestically, the loan yield for the nine months ended September 30, 1996, was 126% compared to 124% for the same period in 1995. Internationally, loans at Harvey & Thompson in the

United Kingdom yielded 69% and 71% for the three and nine month periods ended September 30, 1996, respectively, compared to 68% and 69%, respectively, for the same periods in 1995, while loans at Svensk Pantbelaning in Sweden yielded 46% during both periods in 1996 and 1995. This produced a blended international yield of 56% for both respective periods in 1996 compared to 55% in the third quarter and 57% for the nine months ended September 30, 1995.

SALES AND GROSS PROFIT
       Sales for the three months ended September 30, 1996, increased $2.8 million, or 7%, compared to the same period of 1995. The rise in sales was impacted by a same store sales increase of 4%, a $738,000 increase in sales of scrap gold and other precious metals at wholesale, and a slight increase in the average number of stores in operation during the period. Sales for the nine months ended September 30, 1996, increased $11.6 million, or 10%, compared to the same period of 1995. The rise in sales was impacted by a same store sales increase of 3%, a $4.7 million increase in sales of scrap gold and other precious metals at wholesale and a slight increase in the average number of stores in operation.

       Gross profit margins decreased to 37.1% and 37.6% for the three and nine months ended September 30, 1996, respectively, compared to 42.0% and 41.8% for the same periods in 1995. However, inventory turns increased from 1.5 times for the three months ended September 30, 1995, to 2.1 times for the three months ended September 30, 1996. Inventory turns for the nine months ended September 30, 1996, increased to 2.1 times from 1.6 times for the corresponding period in 1995. During the first quarter of 1996, the Company introduced a new incentive compensation program for its field operations personnel with a focus of rewarding the maximization of cash returns on capital employed. Management of the Company believes that the new incentive program has led to increased revenues, increased inventory turns, and decreased inventory levels while emphasizing increases in net revenues. This emphasis contributed to decreased gross profit margins for both the three month and nine month periods ended September 30, 1996.

EXPENSES
       Operations and administrative expenses increased $824,000, or 3.1%, in the third quarter of 1996 over the third quarter of 1995. This increase consists of a 1% increase in same store operating expenses, an increase in the average number of stores in operation during the period and a decrease in recruiting and relocation expenses for administrative personnel. As a percentage of net revenues, this represents a decrease to 69% for 1996 compared to 74% in 1995. For the nine month period ended September 30, 1996, operations and administrative expenses increased $5.2 million over the same period in 1995, while the percentage of expenses to net revenues decreased from 71% in 1995 to 70% for the same period in 1996.

       Domestic operations and administration expenses, as a percentage of domestic net revenues, decreased to 74% in the third quarter of 1996 from 77% in 1995. For the nine months ended September 30, 1996, the percentage decreased from 75% to 74% for the same period in 1995.

       Operations and administrative expenses related to foreign operations decreased as a percentage of foreign net revenues from 49% for the three month period ended September 30, 1995 to 44% in the three months ended September 30, 1996. For the nine months ended September 30, 1996, the percentage decreased from 47% to 46% for the same period in 1995.

       Depreciation and amortization, as a percentage of net revenues decreased to 10% from 11% for the three month periods ending September 30, 1996 and 1995, respectively, and was constant at 10% for the nine month periods ending September 30, 1996 and 1995.

       Net interest expense, as a percentage of net revenues, decreased to 6.0% for the three month and nine month period ended September 30, 1996, from 7.6% and 7.1% for the respective periods in 1995. This reduction resulted primarily from decreases in the average debt balance outstanding of 10% for the third quarter of 1996 compared to the third quarter of 1995, and a 9% reduction in the average debt balance outstanding for the nine months ended September 30, 1996, compared to the nine months ended September 30, 1995. In addition there was a slight decrease in the weighted average interest rates for the three month period ended September 30, 1996, and for the nine month period ended September 30, 1996, compared to the same periods for 1995.

OTHER INCOME/(EXPENSE)
       During the third quarter of 1996 and 1995 the Company recorded losses from its investments in affiliates of $236,000 and $135,000, respectively. For the nine months ended September 30, 1996 and 1995, the Company recorded losses on these investments of $766,000 and $329,000, respectively. These losses were partially offset by rent income and other miscellaneous items.

INCOME TAXES
       The Company's effective tax rate decreased to 37% in the third quarter of 1996 compared to 41% for the same period in 1995. The effective tax rate for the nine months ended September 30, 1996, remained constant at 38% compared to the corresponding period in 1995. The effective tax rate for the Company's domestic operations decreased to 41% from 49% for the three month periods ended September 30, 1996 and 1995, respectively, while the effective tax rate for its foreign operations decreased to 32% in the third quarter of 1996 compared to 36% for the same period in 1995. The Company's effective tax rate for domestic operations decreased to 41% for the nine month period ending September 30, 1996, compared to 43% for the same period in 1995.

LIQUIDITY AND CAPITAL RESOURCES
       At September 30, 1996, cash and cash equivalents decreased to $1.4 million from $3.4 million at December 31, 1995. This decrease was caused by investments in increased loan balances of $16.2 million, purchases of $5.2 million of property and equipment, reduction of long-term debt of $2.9 million, advances to affiliates of $2.1 million, and payment of dividends and other activities of $1.5 million. These decreases were offset by $25.9 million of cash generated from operating activities.

       The Company currently has a $125 million unsecured revolving bank line of credit, of which $83.6 million was unused at September 30, 1996. The Company's wholly owned subsidiary, Harvey & Thompson, Ltd., has a committed 5 million pound sterling unsecured revolving line of credit from a UK based commercial bank, of which 4.1 million pounds sterling was unused at September 30, 1996. The Company's wholly owned subsidiary, Svensk Pantbelaning AB, has a SEK 10 million unsecured revolving line of credit with a commercial bank, all of which was unused at September 30, 1996.

       The Company believes that funds provided from operations, coupled with the Company's current working capital and available lines of credit, should be sufficient to meet its foreseeable cash requirements.

FOREIGN OPERATIONS
       The following table sets forth selected consolidated financial data for Harvey & Thompson and Svensk Pantbelaning as of September 30, 1996 and 1995, and for the three and nine month periods then ended.

       Balance sheet data for Harvey & Thompson has been translated from pounds sterling into U.S. dollars using the end of the period currency exchange rate of 1.565 at September 30, 1996, and 1.585 at September 30, 1995. Income statement data has been translated at an average exchange rate of 1.555 for the three month period ending September 30, 1996, compared to 1.583 for the same period in 1995.

       Balance sheet data for Svensk Pantbelaning has been translated from Swedish Kronor into U.S. dollars using the end of the period currency exchange rate of 6.635 at September 30, 1996, and 6.922 at September 30, 1995, respectively. Income statement data has been translated at an average exchange rate of 6.631 for the three month period ending September 30, 1996, compared to
7.180 for the comparable period in 1995.

                                               Three Months Ended September 30,

                                                 1996          1995      Change
                                               ---------    ---------    ------
                                                       ($ in thousands)
Income Statement Data:
     Pawn service charges                      $  5,690     $  4,764      19%
     Net revenues                                 5,825        4,852      20%
     Operating expenses                           2,822        2,627       7%
     Income from operations                       3,003        2,225      35%

Other Data:
     Total average locations                         47           44       7%
     Annualized yield on loans                     55.8%        55.1%      1%
     Ending loan balance                       $ 41,420     $ 34,834      19%
     Average loan balance
       per average location in operation       $    863     $    779      11%

     Expenses as a percentage of net revenues:
         Operations                                33.7%        36.5%     (8)%
         Administration                            10.0%        12.8%    (22)%

       Income statement data for Harvey & Thompson for the nine months ended September 30 has been translated from British pounds sterling into U.S. dollars at an average exchange rate of 1.538 for 1996, compared to 1.591 for 1995.

       Income statement data for Svensk Pantbelaning for the nine months ended September 30 has been translated from Swedish Kronor into U.S. dollars at average exchange rates of 6.699 for 1996, compared to 7.275 for 1995.

                                               Three Months Ended September 30,

                                                   1996        1995      Change
                                               ---------    ---------    ------
                                                       ($ in thousands)
Income Statement Data:
     Pawn service charges                      $ 16,046     $ 13,995     15%
     Net revenues                                16,410       14,432     14%
     Operating expenses                           8,289        7,397     12%
     Income from operations                       8,121        7,035     15%

Other Data:

     Total average locations                         46           43      7%
     Annualized yield on loans                     56.2%        56.6%    (1)%
     Average loan balance
       per average location in operation       $    829     $    769      8%

     Expenses as a percentage of net revenues:
         Operations                                34.5%        34.2%     1%
         Administration                            11.0%        12.3%   (11)%

DOMESTIC OPERATIONS

     Presented below is selected financial data for the Company's domestic operations as of September 30, 1996 and 1995, and for the three months then ended:

                                              1996       1995      Change
                                            -------    -------    -------
                                                    ($ in thousands)

Pawn service charges                        $18,654    $15,342         22%
Gross profit from sales
  Sales                                      39,975     37,231          7%
  Cost of sales                              25,159     21,538         17%
                                            -------    -------    -------
    Gross profit                             14,816     15,693         (6)%
                                            -------    -------    -------

Net Revenues                                $33,470    $31,035          8%
                                            -------    -------    -------

Other Data:
  Annualized yield on loans                     124%       123%         1%
  Average loan balance per
     average location in operation          $   181    $   152         19%
  Average pawn loan amount at end of
     period (not in thousands)              $    72    $    69          4%
  Gross profit as a percentage of sales        37.1%      42.2%       (12)%
  Average annualized inventory turnover         2.1X       1.5X        33%
  Average inventory balance per
     average location in operation          $   148    $   178        (17)%



Expenses as a percentage of net revenues:
     Operations                                61.9%      65.3%        (5)%
     Administration                            12.0%      12.2%        (2)%
     Depreciation and amortization             11.1%      11.8%        (6)%
     Interest, net                              4.9%       6.8%       (28)%

Domestic Locations in Operation:
  Beginning of period                           330        322
  Acquired                                        1       --
  Established                                     2          3
  Combined                                     --         --
                                            -------    -------
  End of period                                 333        325          2%
                                            =======    =======    =======
  Average number of locations in
      operation during the period (a)           331        324          2%
                                            =======    =======    =======




(a) Averages based on accumulation of month-end balances and dividing aggregate total by total months in the period.

DOMESTIC OPERATIONS

     Presented below is selected financial data for the Company's domestic operations as of September 30, 1996 and 1995, and for the nine months then ended:

                                              1996          1995         Change
                                            ---------     ---------     ---------
                                                       ($ in thousands)

Pawn service charges                        $  51,630     $  44,163            17%
Gross profit from sales
  Sales                                       130,439       118,765            10%
  Cost of sales                                81,416        69,141            18%
                                            ---------     ---------     ---------
    Gross profit                               49,023        49,624            (1)%
                                            ---------     ---------     ---------

Net Revenues                                $ 100,653     $  93,787             7%
                                            ---------     ---------     ---------

Other Data:
  Annualized yield on loans                       126%          124%            2%
  Average loan balance per
     average location in operation          $     166     $     151            10%
  Average pawn loan amount at end of
     period (not in thousands)              $      72     $      69             4%
  Gross profit as a percentage of sales          37.6%         41.8%          (10)%
  Average annualized inventory turnover           2.1X          1.6X           31%
  Average inventory balance per
     average location in operation          $     156     $     182           (14)%


Expenses as a percentage of net revenues:
     Operations                                  61.8%         63.3%           (2)%
     Administration                              12.3%         11.5%            7%
     Depreciation and amortization               11.1%         11.4%           (3)%
     Interest, net                                4.9%          6.5%          (25)%

Domestic Locations in Operation:
  Beginning of period                             327           300
  Acquired                                          2             3
  Established                                       5            24
  Combined                                         (1)           (2)
                                            ---------     ---------
  End of period                                   333           325             2%
                                            =========     =========     =========
  Average number of locations in
      operation during the period (a)             330           316             4%
                                            =========     =========     =========


(a) Averages based on accumulation of month-end balances and dividing aggregate total by total months in the period.

                                   PART II


Item 1.               LEGAL PROCEEDINGS

                      See Note 5 of Notes to Consolidated Financial Statements


Item 2.               CHANGES IN SECURITIES

                      Not Applicable


Item 3.               DEFAULTS UPON SENIOR NOTES

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


                       CASH AMERICA INTERNATIONAL, INC.
                     ------------------------------------
                                 (Registrant)



                          BY:  /S/ James H. Kauffman
                       --------------------------------

                              James H. Kauffman
                         Executive Vice President and
                           Chief Financial Officer


                          Date:  November  11, 1996

                              INDEX TO EXHIBITS



EXHIBIT
NUMBER                   DESCRIPTION
-------                  -----------
  27          -  Financial Data Schedule
