Form 10-K405
period 1996-12-31
CASH AMERICA INTERNATIONAL INC
filed 1997-03-27
CIK 807884

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

  (MARK ONE)
     [X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996
                                      OR
     [ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

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

     INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS
FORM 10-K.    X
             ---

     THE AGGREGATE MARKET VALUE OF 23,614,271 SHARES OF THE REGISTRANT'S COMMON STOCK HELD BY NONAFFILIATES ON MARCH 4, 1997 WAS APPROXIMATELY $210,739,140.

     AT MARCH 4, 1997 THERE WERE 24,229,969 SHARES OF THE REGISTRANT'S COMMON STOCK, $.10 PAR VALUE, ISSUED AND OUTSTANDING.

                      DOCUMENTS INCORPORATED BY REFERENCE

     THE REGISTRANT'S ANNUAL REPORT TO SHAREHOLDERS FOR THE YEAR ENDED DECEMBER 31, 1996 AND THE DEFINITIVE PROXY STATEMENT PERTAINING TO THE 1997 ANNUAL MEETING OF SHAREHOLDERS ARE INCORPORATED HEREIN BY REFERENCE INTO PARTS II AND IV, AND PART III, RESPECTIVELY.

================================================================================

                        CASH AMERICA INTERNATIONAL, INC.

                          YEAR ENDED DECEMBER 31, 1996

                               INDEX TO FORM 10-K


PART I  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 1

         Item 1.  Business  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 1
         Item 2.  Properties  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  12
         Item 3.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  14
         Item 4.  Submission of Matters to a Vote of Security Holders . . . . . . . . . . . . . . . . . . . . . . . .  14

PART II . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  14

         Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters . . . . . . . . . . . . . . .  14
         Item 6.  Selected Financial Data . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  14
         Item 7.  Management's Discussion and Analysis of Results of Operations and Financial Condition . . . . . . .  14
         Item 8.  Financial Statements and Supplementary Data . . . . . . . . . . . . . . . . . . . . . . . . . . . .  14
         Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure  . . . . . . .  15

PART III  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  15

         Item 10.  Directors and Executive Officers of the Registrant . . . . . . . . . . . . . . . . . . . . . . . .  15
         Item 11.  Executive Compensation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  15
         Item 12.  Security Ownership of Certain Beneficial Owners and Management . . . . . . . . . . . . . . . . . .  15
         Item 13.  Certain Relationships and Related Transactions . . . . . . . . . . . . . . . . . . . . . . . . . .  15

PART IV . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  15

         Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K . . . . . . . . . . . . . . . . .  15

                                  SIGNATURES

                                  INTRODUCTION

         Cash America International, Inc. (the "Company") was incorporated in Texas on October 4, 1984, to succeed to the business, assets and liabilities of a predecessor corporation formed one year earlier to engage in the pawnshop business. As of December 31, 1996, the Company owns pawnshops through wholly-owned subsidiaries in fourteen states and the United Kingdom and Sweden. The Company's principal executive offices are located at 1600 West Seventh Street, Fort Worth, Texas 76102, and its telephone number is (817) 335-1100.
As used herein, the "Company" includes Cash America International, Inc. and its subsidiaries.

                                    PART I
ITEM 1.  BUSINESS

General

         The Company is a specialty financial services enterprise principally engaged in acquiring, establishing and operating pawnshops which advance money on the security of pledged tangible personal property. Pawnshops function as convenient sources of consumer loans and as sellers primarily of previously-owned merchandise acquired when customers do not redeem their pawned goods. One convenient aspect of a pawn transaction is that the customer has no legal obligation to repay the amount advanced. Instead, the Company relies on the value of the pawned property as security. As a result, the creditworthiness of the customer is not a factor, and a decision not to redeem pawned property has no effect on the customer's personal credit status. (Although pawn transactions can take the form of an advance of funds secured by the pledge of property or a "buy-sell agreement" involving the actual sale of the property with an option to repurchase it, the transactions are referred to throughout this report as "loans" for convenience.)

          The Company contracts for a pawn service charge to compensate it for the use of the funds advanced. The pawn service charge is typically calculated as a percentage of the loan amount based on the size and duration of the transaction, in a manner similar to which interest is charged on a loan, and has generally ranged from 12% to 300% annually, as permitted by applicable state pawnshop laws. The pledged property is held through the term of the transaction, which, in the Company's domestic operations, is generally one month with an automatic sixty-day redemption period unless otherwise earlier repaid, renewed or extended. (For pawn service charges and transaction periods applicable to the Company's foreign operations, see "Business--Regulation." ). A majority of the amounts advanced by the Company are paid in full, together with accrued service charges, or are renewed or extended through payment of accrued service charges. For the years 1994, 1995, and 1996, loans repaid or renewed as a percentage of loans made were 70.7%, 71.0%, and 68.5% respectively. In the event that the borrower does not redeem his pawned goods, the unredeemed collateral is forfeited and becomes merchandise available for disposition by the Company.

         The Company's growth has been the result of its business strategy of acquiring existing pawnshops and establishing new pawnshops that can benefit from the Company's centralized management and standardized operations. The Company intends to continue its business strategy of acquiring and establishing pawnshops, increasing its share of consumer loan business, and concentrating multiple pawnshops in regional and local markets in order to expand market penetration, enhance name recognition and reinforce marketing programs. Studies indicate to the Company that a large portion of its customers consists of individuals who do not regularly transact loan business with banks. (See, for example, John P. Caskey, Fringe Banking - Check Cashing Outlets, Pawnshops and the Poor, 1994.) These generally are persons who may not have checking accounts and conduct as many of their transactions as possible on a cash basis.

         Pursuant to the Company's business expansion strategy, the Company added a net 60 locations in 1994, 33 locations in 1995 and 9 locations in 1996. Of these net 102 locations added, 31 were acquisitions and 82 were start- ups, while 11 locations were either closed or combined. On September 22, 1994, the Company acquired the ten-pawnshop Svensk Pantbelaning chain in Sweden. Excluding the chain acquisition discussed above, the Company acquired 21 units in individual purchase transactions during 1994, 1995, and 1996. As of December 31, 1996, the Company had 334 domestic and 48 foreign operating locations. The Company plans to continue to expand its operating locations through new start-ups and acquisitions.

LENDING FUNCTION

         The Company is engaged in the business of lending money on the security of pledged goods. The pledged goods are generally tangible personal property other than securities or printed evidences of indebtedness and generally consist of jewelry, tools, televisions and stereos, musical instruments, firearms, and other miscellaneous items. (In the Company's foreign operations, the pledged goods predominately consist of jewelry.) The pledged tangible personal property is intended to provide security to the Company for the repayment of the amount advanced plus accrued pawn service charges. Pawn loans are made without personal liability to the borrower. Because the loan is made without the borrower's personal liability, the Company does not investigate the creditworthiness of the borrower, but relies on the pledged personal property, and the possibility of its forfeiture, as a basis for its lending decision. The Company contracts for a pawn service charge as compensation for the use of the funds advanced. Pawn service charges contributed approximately 51% of the Company's net revenues (total revenues less cost of disposed merchandise) in 1994, 52% in 1995 and 57% in 1996.

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

         With regard to domestic operations, the amount that the Company is willing to finance is typically based on a percentage of the pledged personal property's estimated disposition value. The sources for the Company's determination of the estimated disposition value are numerous and include catalogues, blue books, newspapers and previous similar pawn loan transactions. These sources, together with the employees' experience in disposing of similar items of merchandise in particular pawnshops, influence the determination of the estimated disposition value of such items. The Company does not utilize a standard or mandated percentage of estimated disposition value in determining the amount to be financed. Rather, the employees have the authority to set the percentage for a particular item and determine the ratio of loan amount to estimated disposition value with the expectation that, if the item is forfeited to the pawnshop, its subsequent disposition would yield a gross profit margin consistent with the Company's historical experience. The pledged property is held through the term of the transaction, which generally is one month with an automatic sixty-day redemption period (see "Regulation" for exceptions in certain states), unless earlier repaid, renewed or extended. A majority of the amounts advanced by the Company are paid in full with accrued service charges or are renewed or extended through payment of accrued service charges. In the event the pledgor does not repay, renew or extend his loan, the unredeemed collateral is forfeited to the Company and then becomes merchandise available for disposition. The Company does not record loan losses or charge-offs inasmuch as, if the pledged goods are not redeemed, the amount advanced becomes the carrying cost of the forfeited collateral that is to be recovered through the merchandise disposition function described below.

         With regard to the Company's foreign operations, the amount that the pawnshop is willing to finance in a pledge of jewelry is typically based on a fixed amount per gram of the gold or silver content of the pledged property plus additional amounts for diamonds and other features which, in the unit management's assessment, enhance the market value of the pledged property. Declines in gold and silver prices historically have resulted in a reduction of the amount that the pawnshop is willing to lend against an item, which reduces the amount of the pawnshop's loan portfolio and related pawn service charge income. The pawn loans are made for a term of six months with an approximate annual yield in 1996 of 56%. The collateral is held through the term of the loan, and, in the event that the loan is not repaid or renewed on or before maturity, the unredeemed collateral is disposed of at auction or privately.

         The recovery of the amount advanced, as well as realization of a profit on disposition of merchandise, is dependent on the Company's initial assessment of the property's estimated disposition value. Improper assessment of the disposition value of the collateral in the lending function can result in reduced marketability of the property and disposition of the merchandise for an amount less than the amount advanced. However, historically, the Company has experienced profits from the disposition of such merchandise. Declines in gold and silver prices generally will also reduce the disposition value of jewelry items acquired in pawn transactions and could adversely affect the Company's ability to recover the carrying cost of the acquired collateral.
For 1994, 1995 and 1996, the Company experienced gross profit margins on dispositions of such merchandise of 41%, 42% and 38%, respectively.

         At December 31, 1996, the Company had approximately 1,088,600 loans outstanding with an aggregate balance outstanding of $107,679,000 or $99 per loan outstanding.

         Presented below is information with respect to pawn loans made, acquired, repaid and forfeited for the years ended December 31, 1994, 1995 and 1996:

                                                                                 Year Ended December 31,
                                                                 -------------------------------------------------------
                                                                    1994                  1995                 1996
                                                                 ------------         -------------       --------------
                                                                                      ($ in thousands)
Loans made ..........................................            $    285,818         $     319,733       $      365,852

Loans acquired ......................................                  17,297                   362                1,020

Loans repaid ........................................                (136,575)             (180,726)            (207,297)

Loans renewed .......................................                 (65,356)              (46,130)             (43,141)

Loans forfeited:

     Available for disposition ......................                 (70,032)              (79,542)             (91,501)

     Disposed of at auction .........................                  (3,111)               (5,966)              (6,402)

Effect of exchange rate translation .................                     965                 1,956                1,366
                                                                 ------------         -------------       --------------

     Net increase in pawn loans outstanding
           at end of period .........................            $     29,006         $       9,687       $       19,897
                                                                 ============         =============       ==============

Loans repaid or renewed as a percent of loans made ..                    70.7%                 71.0%                68.5%
                                                                 ============         =============       ==============

MERCHANDISE DISPOSITION FUNCTION

         The Company engages in the disposition of merchandise acquired when a pawn loan is not repaid, when used goods are purchased from the general public and when new merchandise is acquired from vendors. New goods consist primarily of accessory merchandise which enhances the marketability of existing merchandise, such as tools, consumer electronics and new jewelry items purchased during the Christmas selling season. For the year ended December 31, 1996, $109,715,000 of merchandise was added to merchandise held for disposition, of which $91,501,000 was from loans not repaid and $18,214,000 was purchased from vendors, customers and through acquisitions of pawnshops.

         The Company does not provide its customers with warranties on used merchandise purchased from the Company. The Company permits its customers to purchase merchandise on a layaway plan whereby the customer agrees to purchase an item by making an initial cash deposit representing a small part of the disposition price and making additional, non-interest bearing payments of the balance of the disposition price in accordance with a specified schedule. The Company then segregates the item and holds it until the disposition price is paid in full. Should the customer fail to make a required payment, the item is placed with the other merchandise held for disposition. At December 31, 1996, the Company held approximately $2,955,000 in customer layaway deposits.

         The Company provides an allowance for shrinkage and valuation of its merchandise based on management's evaluation. Management's evaluation takes into consideration historical shrinkage, the quantity and age of slow-moving merchandise on hand and markdowns necessary to liquidate slow-moving merchandise. At December 31, 1996, total merchandise on hand was $48,777,000, after deducting $2,078,000 for allowance for shrinkage and valuation of merchandise.

OPERATIONS

         Unit Management

         Each location has a unit manager who is responsible for supervising its personnel and assuring that it is managed in accordance with Company guidelines and established policies and procedures. Each unit manager reports to a Market Manager who typically oversees approximately ten unit managers. Each Market Manager reports to a Division Vice President. As of April 1, 1996, the Company has established three geographic operating divisions in the United States, each of which is managed by a Division Vice President. The Harvey & Thompson and Svensk Pantbelaning chains follow a similar management organization, with a Managing Director overseeing each of these operations.

         Trade Name

         The Company operates its pawnshops under the trade name "Cash America Pawn" in the U.S., "Harvey & Thompson Pawnbrokers" in the U.K., and "Svensk Pantbelaning" in Sweden. The Company has registered the "Cash America" mark and descriptive logos and phrases with the United States Patent and Trademark Office.

         Personnel

         The Company employs approximately 2,635 employees as of December 31, 1996. Of the total employees, approximately 185 were in executive, administrative, clerical and accounting functions.

         The Company has an established training program that provides a combination of classroom instruction, video presentation and on-the-job loan and merchandise disposition experience. The new employee is introduced to the business through an orientation program and through a three-month training program that includes classroom and on-the-job training in loans, layaways, merchandise and general administration of unit operations.

         The experienced employee receives training and an introduction to the fundamentals of management to acquire the skills necessary to move into management positions within the organization. Manager training involves a twelve month program and includes additional management principles and more extensive training in income maximization, recruitment, merchandise control and cost efficiency.

FUTURE EXPANSION

         The Company's objective is to continue to expand the number of pawnshops it owns and operates through acquisitions and by establishing new units. Management believes that such anticipated expansion will continue to provide economies of scale in supervision, purchasing, administration and marketing by decreasing the overall average cost of such functions per unit owned. The primary pawnshop acquisition criteria include evaluation of the volume of annual loan transactions, outstanding loan balances, merchandise on hand, disposition history, and location and condition of the facility, including lease terms or fair market value of the facility if it is to be purchased. The primary pawnshop start-up criteria include the facility-related items noted above and conditions in the surrounding community indicating a sufficient level of potential customers.

         The Company's business strategy is to continue expanding its pawnshop business within its existing geographic markets and into other markets which meet the risk/reward considerations of the Company.

         The Company's expansion has not only been in acquiring previously owned pawnshops, but also in establishing new locations. After a suitable location has been found and a lease and license are obtained, the new location can be ready for business within four to six weeks, with completion of counters, vaults and security system and transfer of merchandise from other locations. The approximate start-up costs, defined as the investment in property and equipment, for recently established pawnshops have ranged from $140,000 to $200,000, with an average cost per location of approximately $160,000 in 1996. This amount does not include merchandise transferred from other locations, funds to advance on pawn loans and operating expenses.

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

         Statutory Requirements. The Company's ability to add newly-established locations in Texas counties having a population of more than 250,000 is limited by a law that became effective September 1, 1991, which requires a finding of public need and probable profitability by the Texas Consumer Credit Commissioner as a condition to the issuance of any new pawnshop license. In addition, the present statutory and regulatory environment of some states renders expansion into those states impractical. See "Business -- Regulation."

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

         Availability of Qualified Unit Management Personnel. The Company's ability to expand may also be limited by the availability of qualified unit management personnel. While the Company seeks to train its existing personnel to enable those capable of doing so to assume management positions and to create attractive compensation packages to retain existing management personnel, there can be no assurance that sufficient qualified personnel will be available to satisfy the Company's needs with respect to its planned expansion.

COMPETITION

         The Company encounters significant competition in connection with its lending and merchandise disposition operations. Some competitors may have greater financial resources than the Company. Several competing pawnshop companies have completed securities offerings in recent years. See "Business -- Future Expansion." These competitive conditions may adversely affect the Company's revenues and profitability.

         The Company, in connection with the lending of money, competes with other pawnshops and other forms of financial institutions such as consumer finance companies, which generally lend on an unsecured as well as a secured basis. Other lenders may lend money on terms more favorable than the Company. The pawnshop industry is characterized by a large number of independent owner-operators, some of whom own and operate multiple pawnshops.

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

         The Texas Pawnshop Act prescribes the stratified loan amounts and the maximum allowable rates of service charge that pawnbrokers in Texas may charge for the lending of money within each stratified range of loan amounts. That is, the Texas law establishes the maximum allowable service charge rates based on the amount financed per pawn loan. The maximum allowable pawn service charges under the Texas Pawnshop Act for the various stratified loan amounts for the fiscal years ended June 30, 1995, 1996 and 1997 are as follows:

        Year Ended June 30, 1995                    Year Ended June 30, 1996                   Year Ended June 30, 1997
  ------------------------------------        -----------------------------------      ----------------------------------
                             Maximum                                     Maximum                                   Maximum
         Amount              Allowable                Amount             Allowable             Amount             Allowable
        Financed              Annual                 Financed            Annual               Financed             Annual
        Per Pawn            Percentage               Per Pawn            Percentage          Per Pawn            Percentage
          Loan                 Rate                    Loan               Rate                  Loan                Rate
          ----                 ----                    ----               ----                  ----                ----
$      1 to $   126 .......    240%           $   1 to $   129 ........    240%        $    1  to $   132 .......   240%

     127 to     420 .......    180              130 to     430 ........    180            133  to     440 .......   180

     421 to   1,260 .......     30              431 to   1,290 ........     30            441  to   1,320 .......    30

   1,261 to  10,500 .......     12            1,291 to  10,750 ........     12          1,321  to  11,000 .......    12


These rates are reviewed and established annually. The maximum allowable service charge rates were established and have not been revised since 1971 when the Texas Pawnshop Act was enacted. Since 1981, the ceiling amounts for stratification of the loan amounts to which these rates apply have been revised each July 1 in relation to the Consumer Price Index. The Texas Pawnshop Act also prescribes the maximum allowable pawn loan. Under current Texas law, a pawn loan may not exceed $11,000. In addition to establishing maximum allowable service charge rates and loan ceilings, the Texas Pawnshop Act also provides for the licensing of pawnshops and pawnshop employees. To be eligible for a pawnshop license in Texas, an applicant must (i) be of good moral character, (ii) have net assets of at least $150,000 readily available for use in conducting the business of each licensed pawnshop, (iii) show that the pawnshop will be operated lawfully and fairly in accordance with the Texas Pawnshop Act, (iv) show that the applicant has the financial responsibility, experience, character, and general fitness to command the confidence of the public in its operations, and (v) in the case of a business entity, the good moral character requirement shall apply to each officer, director and holder of 5% or more of the entity's outstanding shares.

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

         Under the Texas Pawnshop Act, a pawnbroker may not accept a pledge from a person under the age of 18 years; make any agreement requiring the personal liability of the borrower; accept any waiver of any right or protection accorded to a pledgor under the Texas Pawnshop Act; fail to exercise reasonable care to protect pledged goods from loss or damage; fail to return pledged goods to a pledgor upon payment of the full amount due; make any charge for insurance in connection with a pawn transaction; enter into any pawn transaction that has a maturity date of more than one month; display for disposition in storefront windows or sidewalk display cases, pistols, swords, canes, blackjacks and similar weapons; operate a pawnshop between the hours of 9:00 p.m.

and 7:00 a.m.; or purchase used or secondhand personal property or certain building construction materials unless a record is established containing the name, address and identification of the seller, a complete description of the property, including serial number, and a signed statement that the seller has the right to sell the property.

         Florida Pawnshop Regulations. The Florida Pawnbroking Act, adopted in 1996, provides for the licensing and bonding of pawnbrokers in Florida and for the Department of Agriculture and Consumer Services' Division of Consumer Services to investigate the general fitness of applicants and generally to regulate pawnshops in the state. The statute limits the pawn service charge that a pawnbroker may collect to a maximum of 25% of the amount advanced in the pawn for each 30 day period of the transaction. The law also requires pawnbrokers to maintain detailed records of all transactions and to deliver such records to the appropriate local law enforcement officials. Among other things, the statute prohibits pawnbrokers from falsifying or failing to make entries in pawn transaction forms, refusing to allow appropriate law enforcement officials to inspect their records, failing to maintain records of pawn transactions for at least two years, making any agreement requiring the personal liability of a pledgor, failing to return pledged goods upon payment in full of the amount due (unless the pledged goods had been taken into custody by a court or law enforcement officer or otherwise lost or damaged), or engaging in title loan transactions at licensed pawnshop locations. It also prohibits pawnbrokers from entering into pawn transactions with a person who is under the influence of alcohol or controlled substances, a person who is under the age of eighteen, or a person using a name other than his own name or the registered name of his business.

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

                                                                 Maximum
                Amount                                          Allowable
               Financed                                           Annual
               Per Pawn                                         Percentage
                 Loan                                              Rate
             ---------------                                  --------------
         $     1 to    $     150        ...............            240%
             151 to          250        ...............            180
             251 to          500        ...............            120
             501 to        1,000        ...............             60
           1,001 to       25,000        ...............             36

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

         United Kingdom Regulations. Pawnshops in the United Kingdom conduct pawn operations in a manner that is similar to the Company's domestic operations, except that pawnshops generally lend money only on the security of jewelry and gold and silver items. The Consumer Credit Act 1974 in the United Kingdom requires that the pawnbroker notify the customer following the expiration of the six month loan term and before the pledged items are sold by the pawnbroker. Unredeemed items are generally sold at auction nine months after the initial pledge date. For loans exceeding L.25, any amounts received on the auction sale in excess of the principal amount of the loan, accrued pawn service charge and disposition expenses must be held by the pawnbroker to be reclaimed by the customer. If the pawnbroker is the highest bidder at the auction, it reclaims the merchandise for later disposition from its pawnshop premises and may realize gross profit on resale. For loans of L.25 or less, unredeemed merchandise is automatically forfeited to the pawnbroker, and the pawnbroker may dispose of such merchandise to the public from the pawnshop premises.

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

         Sweden Regulations. The regulatory environment for pawnshops in Sweden is very similar to that in the United Kingdom. Sweden's 1949 statute governing pawnbroking was repealed and replaced with a new pawnbroking act effective January 1, 1996. The new act provides that the loan term may not exceed one year, that the pawnbroker is entitled to default interest on arrears for a maximum of four months from the due date, and that the pawnbroker may not dispose of unredeemed merchandise less than two months after the due date.
The disposition must take place at a public auction, and the original customer is entitled to any excess disposition proceeds.

         Like Sweden's previous pawnbroking statute, the new act provides for licensing and supervision of pawnshops by the local County Administrative Boards. The act does not specify a maximum allowable interest rate for pawn loans, and, unlike the previous statute, it does not authorize the local County Administrative Boards to regulate the rates that pawnbrokers may charge. Also, the act grants Swedish pawnbrokers the new authority to purchase unredeemed merchandise at the public auction and then dispose of the merchandise to the public from the pawnshop premises.

         Other Regulatory Matters, Etc. With respect to firearm sales, each of the pawnshops must comply with the Brady Handgun Violence Prevention Act (the "Brady Act"), which took effect on February 28, 1994. The Brady Act imposes a waiting period/background check requirement in connection with the disposition of handguns by federally licensed firearms dealers. In addition, the Company must continue to comply with the longstanding regulations promulgated by the Department of the Treasury, Bureau of Alcohol, Tobacco and Firearms which require each pawnshop dealing in guns to maintain a permanent written record of all receipts and dispositions of firearms.

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

         Management of the Company believes its operations are conducted in material compliance with all federal, state and local laws and ordinances applicable to its business.

EXECUTIVE OFFICERS

         The following sets forth, as of March 10, 1997, certain data concerning the executive officers of the Company, all of whom are elected on an annual basis. There is no family relationship between any of the executive officers.

                Name                 Age                              Position
         -----------------------     ---        --------------------------------------------------
         Jack R. Daugherty           49         Chairman of the Board and Chief Executive
                                                    Officer
         Daniel R. Feehan            46         President, Chief Operating Officer and Director
         Robert D. Brockman          42         Executive Vice President - Administration
         James H. Kauffman           52         Executive Vice President - Chief Financial Officer
         Thomas A. Bessant, Jr.      38         Vice President - Finance and Treasurer
         D. Eugene Kellough          57         Vice President and Controller
         Hugh A. Simpson             37         Vice President - General Counsel and Secretary

         Jack R. Daugherty has been Chairman of the Board and Chief Executive Officer of the Company since its founding in 1984. Mr. Daugherty has owned and operated pawnshops since 1971.

         Daniel R. Feehan has been President and Chief Operating Officer since January 1990.

         Robert D. Brockman joined the Company in July 1995 as Executive Vice President-Administration. Prior to that, he served as Vice President - Human Resources of THORN Americas, Inc., the operator of the Rent-A-Center chain of rent- to-own stores, from December 1986 to June 1995.

         James H. Kauffman joined the Company in July 1996 as Executive Vice President - Chief Financial Officer. Prior to that, he served as President of Keystone Steel & Wire Company, a wire products manufacturer, from July 1991 to June 1996.

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

ITEM 2.  PROPERTIES

         As of March 10, 1997 the Company owns the real estate and buildings for 16 of its pawnshop locations. Since May 1992, the Company's headquarters have been located in a nine-story building adjacent to downtown Fort Worth, Texas. The Company purchased the building in January 1992. All of the Company's other locations are leased from unaffiliated parties under non-cancelable operating leases.

         The following table sets forth, as of March 10, 1997, the geographic markets served by the Company and the number of locations in such markets in which it presently operates.

                                                                                           Number of Locations
                                                                                                in Area
                                                                                          --------------------
          TEXAS:
                 Houston  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         44
                 Central/South Texas  . . . . . . . . . . . . . . . . . . . . . . . . . . .         38
                 Dallas/Fort Worth  . . . . . . . . . . . . . . . . . . . . . . . . . . . .         37
                 West Texas . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         14
                 Rio Grande Valley  . . . . . . . . . . . . . . . . . . . . . . . . . . . .         11
                                                                                                  ----
                    Total Texas   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        144
                                                                                                   ---

         FLORIDA:
                 Tampa/St. Petersburg . . . . . . . . . . . . . . . . . . . . . . . . . . .         13
                 Orlando  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         12
                 Jacksonville . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         10
                 Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         16
                                                                                                   ---
                     Total Florida  . . . . . . . . . . . . . . . . . . . . . . . . . . . .         51
                                                                                                   ---

         GEORGIA:
                 Atlanta  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         14
                 Savannah . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          5
                 Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          2
                                                                                                   ---
                     Total Georgia  . . . . . . . . . . . . . . . . . . . . . . . . . . . .         21
                                                                                                   ---
         TENNESSEE:
                 Memphis  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         16
                 Nashville  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          5
                                                                                                   ---
                     Total Tennessee  . . . . . . . . . . . . . . . . . . . . . . . . . . .         21
                                                                                                    --

         OKLAHOMA:
                 Oklahoma City  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         10
                 Tulsa  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          6
                 Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          1
                                                                                                   ---
                     Total Oklahoma   . . . . . . . . . . . . . . . . . . . . . . . . . . .         17
                                                                                                   ---

         LOUISIANA:
                 New Orleans  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          7
                 Baton Rouge  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          3
                 Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          7
                                                                                                   ---
                     Total Louisiana  . . . . . . . . . . . . . . . . . . . . . . . . . . .         17
                                                                                                   ---

         INDIANA:
                 Indianapolis . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         10
                 Fort Wayne . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          3
                 Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          1
                                                                                                   ---
                     Total Indiana  . . . . . . . . . . . . . . . . . . . . . . . . . . . .         14
                                                                                                   ---

         MISSOURI:
                 Kansas City  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         10
                 St. Louis  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          5
                                                                                                   ---
                     Total Missouri   . . . . . . . . . . . . . . . . . . . . . . . . . . .         15
                                                                                                   ---

         KENTUCKY:
                 Louisville . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          9
                                                                                                   ---

         ALABAMA:
                 Mobile . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          5
                 Birmingham . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          3
                 Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          1
                                                                                                   ---
                     Total Alabama  . . . . . . . . . . . . . . . . . . . . . . . . . . . .          9
                                                                                                   ---
         NORTH CAROLINA:
                 Charlotte  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          6
                 Greensboro/Winston Salem . . . . . . . . . . . . . . . . . . . . . . . . .          3
                                                                                                   ---
                     Total North Carolina   . . . . . . . . . . . . . . . . . . . . . . . .          9
                                                                                                   ---

         SOUTH CAROLINA:
                 Charleston . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          5
                 Greenville . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          2
                                                                                                   ---
                     Total South Carolina   . . . . . . . . . . . . . . . . . . . . . . . .          7
                                                                                                   ---

         COLORADO:
                 Denver . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          1
                                                                                                   ---

         OHIO:
                 Cincinnati . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          1
                                                                                                   ---
                     Total United States  . . . . . . . . . . . . . . . . . . . . . . . . .        336
                                                                                                   ---

         UNITED KINGDOM:
                 London . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         26
                 Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         11
                                                                                                   ---
                     Total United Kingdom   . . . . . . . . . . . . . . . . . . . . . . . .         37
                                                                                                   ---

         SWEDEN:
                 Stockholm  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         4
                 Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         7
                                                                                                   --
                     Total Sweden   . . . . . . . . . . . . . . . . . . . . . . . . . . . .         11
                                                                                                   ---

                 GRAND TOTAL    . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        384
                                                                                                   ===

         The Company considers its equipment, furniture and fixtures and owned buildings to be in good condition. The Company has its own construction supervisors who engage local contractors to selectively remodel and upgrade its domestic pawnshop facilities throughout the year.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to the Company's security holders during the fourth quarter ended December 31, 1996.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

         Information contained under the caption "Management's Discussion and Analysis of Results of Operations and Financial Condition" in the Annual Report is incorporated herein by reference in response to this Item 7.

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

          CONSOLIDATED FINANCIAL STATEMENTS:

                 Consolidated Balance Sheets as of December 31, 1996 and 1995.

                 Consolidated Statements of Income for the years ended December 31, 1996, 1995 and 1994.

                 Consolidated Statements of Stockholders' Equity for the years ended December 31, 1996, 1995 and 1994.

                 Consolidated Statements of Cash Flows for the years ended December 31, 1996, 1995 and 1994.

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

         (4) During the fourth quarter ended December 31, 1996, the Company did not file any reports on Form 8-K.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 25, 1997.

                                        CASH AMERICA INTERNATIONAL, INC.



                                        By: /s/ JACK R. DAUGHERTY
                                           -------------------------------
                                              Jack R. Daugherty
                                          Chairman of the Board and
                                           Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on March 25, 1997 on behalf of the registrant and in the capacities indicated.

                 Signature                                  Title                                   Date
                 ---------                                  -----                                   ----
           /s/ JACK R. DAUGHERTY                   Chairman of the Board and                  March 25, 1997
------------------------------------------          Chief Executive Officer
             Jack R. Daugherty                     (Principal Executive Officer)




           /s/ DANIEL R. FEEHAN                     President, Chief Operating                March 25, 1997
------------------------------------------            Officer and Director
               Daniel R. Feehan



           /s/ JAMES H. KAUFFMAN                   Executive Vice President -                 March 25, 1997
------------------------------------------         Chief Financial Officer
               James H. Kauffman                   (Principal Financial and
                                                      Accounting  Officer)



          /s/ A. R. DIKE                                   Director                           March 25, 1997
------------------------------------------
             A. R. Dike



            /s/ JAMES H. GRAVES                            Director                           March 25, 1997
------------------------------------------
               James H. Graves

                 /s/ B. D. HUNTER                           Director                       March 25, 1997
------------------------------------------
                   B. D. Hunter



           /s/TIMOTHY J. McKIBBEN                           Director                       March 25, 1997
------------------------------------------
              Timothy J. McKibben



           /s/ ALFRED M. MICALLEF                           Director                       March 25, 1997
------------------------------------------
               Alfred M. Micallef



            /s/ CARL P. MOTHERAL                            Director                       March 25, 1997
------------------------------------------
                Carl P. Motheral



           /s/ SAMUEL W. RIZZO                              Director                       March 25, 1997
------------------------------------------
             Samuel W. Rizzo



          /s/ ROSALIN ROGERS                                Director                       March 25, 1997
------------------------------------------
              Rosalin Rogers

                       REPORT OF INDEPENDENT ACCOUNTANTS
                        ON FINANCIAL STATEMENT SCHEDULE




To the Board of Directors and Stockholders
  Cash America International, Inc.

         Our report on the consolidated financial statements of Cash America International, Inc. and Subsidiaries, which includes an explanatory paragraph related to a change in accounting principle, has been incorporated by reference in this Form 10-K from page 26 of the 1996 Annual Report to Stockholders of Cash America International, Inc. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in Item 14 of this Form 10-K.

         In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.




COOPERS & LYBRAND L.L.P.




Fort Worth, Texas
January 21, 1997

                        CASH AMERICA INTERNATIONAL, INC.

               SCHEDULE II--ALLOWANCE FOR VALUATION OF INVENTORY

                  For the Three Years Ended December 31, 1996




                                                               Additions
                                                       ------------------------
                                       Balance
                                         at           Charged            Charged                           Balance
                                      Beginning         to                  to                              at End
 Description                          of Period       Expense             Other           Deductions(a)   of Period
 -----------                          ---------       -------             -----           -------------   ---------
                                                                     ($ in thousands)
Year Ended:
 December 31, 1996...........          $2,372         $1,701              $ -0-              $1,995         $2,078
                                       ======         ======              =====              ======         ======
 December 31, 1995...........          $2,514         $1,394              $ -0-              $1,536         $2,372
                                       ======         ======              =====              ======         ======
 December 31, 1994...........          $2,120         $2,371              $ -0-              $1,977         $2,514
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

EXHIBIT                                     DESCRIPTION
-------                                    ------------
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

4.1       --Form of Stock Certificate.(a) (Exhibit 4.1)

4.1a      --Form of Stock Certificate.(f) (Exhibit 4.1a)

4.1b      --Form of Stock Certificate.(c) (Exhibit 4.1b)

10.1      --1987 Stock Option Plan (with Stock Appreciation Rights) for Cash America International, Inc.(g) (Exhibit
          4.1)

10.2      --Amendment to 1987 Stock Option Plan (with Stock Appreciation Rights) dated February 27, 1997.

10.3      --1989 Non-Employee Director Stock Option Plan.(h) (Exhibit 10.47)

10.4      --Amendment to 1989 Non-Employee Director Stock Option Plan dated April 24, 1996.

10.5      --1989 Key Employee Stock Option Plan.(h) (Exhibit 10.48)

10.6      --Amendment to 1989 Key Employee Stock Option Plan dated January 21, 1997.

10.7      --1994 Long-Term Incentive Plan.(i) (Exhibit 10.5)

10.8      --Executive Employment Agreements between the Company and Messrs. Daugherty and Feehan, each dated April 25,
          1990.(j) (Exhibit 10.48)

10.9      --Consultation Agreements between the Company and Messrs. Dike, Hunter, Motheral, and Rizzo, each dated April
          25, 1990.(j) (Exhibit 10.49)

10.10     --Note Agreement between the Company and Teachers Insurance and Annuity Association of America dated as of May
          6, 1993.(k) (Exhibit 10.1)

10.11     --First Supplement to Note Agreement between the Company and Teachers Insurance and Annuity
          Association of America dated as of September 20, 1994.(i) (Exhibit 10.11)

10.12     --Second Supplement (May 12, 1995), Third Supplement (July 7, 1995), and Fourth Supplement (November 10, 1995)
          to 1993 Note Agreement between the Company and Teachers Insurance and Annuity Association of America.(l)
          (Exhibit 10.1)

10.13     --Fifth Supplement (December 30, 1996) to 1993 Note Agreement between the Company and Teachers
          Insurance and Annuity Association of America.

10.14     --Note Agreement between the Company and Teachers Insurance and Annuity Association of America dated as of
          July 7, 1995.(m) (Exhibit 10.1)

10.15     --First Supplement (November 10, 1995) to 1995 Note Agreement between the Company and Teachers Insurance and
          Annuity Association of America.(l) (Exhibit 10.2)

10.16     --Second Supplement (December 30, 1996) to 1995 Note Agreement between the Company and Teachers Insurance and
          Annuity Association of America.

10.17     --Amended and Restated Senior Revolving Credit Facility Agreement among the Company, certain lenders named therein, and NationsBank of Texas, N.A., as Administrative Agent dated as of June 19, 1996 (n) (Exhibit 10.1)

13        --1996 Annual Report to Stockholders of the Company and 1997 Proxy Statement.

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

(n) Quarterly Report on Form 10-Q for the quarter ended June 30, 1996.