Form 10-Q
period 1997-03-31
CASH AMERICA INTERNATIONAL INC
filed 1997-05-14
CIK 807884

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              --------------------

                                   FORM 10-Q
(Mark One)
    [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997

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
                     APPLICABLE ONLY TO CORPORATE ISSUERS:

24,197,044 common shares, $.10 par value, were outstanding as of April 30, 1997

===============================================================================

                        CASH AMERICA INTERNATIONAL, INC.

                                 INDEX TO 10-Q

PART I.  FINANCIAL STATEMENTS
                                                                   Page
     Item 1. Financial Statements (Unaudited)

       Consolidated Balance Sheets - March 31, 1997
       and 1996 and December 31, 1996...............................1

       Consolidated Statements of Income - Three Months
       Ended March 31, 1997 and 1996................................2

       Consolidated Statements of Stockholders' Equity -
       Three Months Ended March 31, 1997 and 1996...................3

       Consolidated Statements of Cash Flows -
       Three Months Ended March 31, 1997 and 1996...................4

       Notes to Consolidated Financial Statements...................5


     Item 2.  Management's Discussion and Analysis of
                Results of Operations and Financial Condition.......8


PART II.  OTHER INFORMATION.........................................16

SIGNATURE...........................................................17


CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)

                                                                               (UNAUDITED)

                                                                       March 31            December 31
                                                                  1997          1996          1996
                                                               ----------    ----------    ----------
ASSETS

     Current assets:
          Cash and cash equivalents                            $    1,771    $    3,919    $    1,334
          Loans                                                   101,732        85,475       107,679
          Merchandise held for disposition, net                    45,455        51,871        48,777
          Finance and service charges receivable                   14,325        10,923        15,248
          Prepaid expenses and other                                5,586         5,044         5,293
          Deferred tax asset                                       11,034        11,120        11,643
                                                               ----------    ----------    ----------
               Total current assets                               179,903       168,352       189,974
     Property and equipment, net                                   61,833        63,217        62,818
     Intangible assets, net                                        64,351        62,518        66,065
     Other assets                                                   6,469         9,185         6,225
                                                               ----------    ----------    ----------
               Total assets                                    $  312,556    $  303,272    $  325,082
                                                               ==========    ==========    ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

     Current liabilities:
          Accounts payable and accrued expenses                $   11,600    $    8,815    $   13,959
          Customer deposits                                         3,567         3,940         2,955
          Income taxes currently payable                            4,183         1,170         3,776
          Current portion of long-term debt                         4,286                       4,286
                                                               ----------    ----------    ----------
               Total current liabilities                           23,636        13,925        24,976

     Long-term debt:
          Bank lines of credit                                     87,935        61,949       100,365
          Notes payable, net of current portion                    45,714        50,000        45,714
                                                               ----------    ----------    ----------
                                                                  133,649       111,949       146,079
     Stockholders' equity:
          Common stock, $.10 par value per
            share, 80,000,000 shares authorized                     3,024         3,024         3,024
          Paid in surplus                                         121,891       121,861       121,878
          Retained earnings                                        79,460        64,578        75,973
          Notes receivable - stockholders                            (954)       (1,071)       (1,065)
          Foreign currency translation adjustment                  (2,505)       (4,304)         (386)
                                                               ----------    ----------    ----------
                                                                  200,916       184,088       199,424
          Less - shares held in treasury, at cost                 (45,645)       (6,690)      (45,397)
                                                               ----------    ----------    ----------
               Total stockholders' equity                         155,271       177,398       154,027
                                                               ----------    ----------    ----------
               Total liabilities and stockholders' equity      $  312,556    $  303,272    $  325,082
                                                               ==========    ==========    ==========


See notes to consolidated financial statements.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)                      (UNAUDITED)



                                                       Three Months Ended
                                                            March 31
                                                   -------------------------
                                                        1997        1996
REVENUES
     Finance and service charge revenues             $   25,471   $   21,536
     Proceeds from disposition of merchandise            50,164       47,004
     Royalties and franchise fees                           884         --
                                                     ----------   ----------
TOTAL REVENUES                                           76,519       68,540

     Cost of disposed merchandise                        32,461       29,040
                                                     ----------   ----------
NET REVENUES                                             44,058       39,500
                                                     ----------   ----------

OPERATING EXPENSES
     Operations                                          25,241       22,845
     Administration                                       5,742        4,795
     Amortization                                           881          856
     Depreciation                                         3,261        3,105
                                                     ----------   ----------
          Total operating expenses                       35,125       31,601
                                                     ----------   ----------

INCOME FROM OPERATIONS                                    8,933        7,899

     Interest expense, net                                2,806        2,492
     Other expense                                           58          182
                                                     ----------   ----------

INCOME BEFORE INCOME TAXES                                6,069        5,225
     Provision for income taxes                           2,279        2,015
                                                     ----------   ----------
NET INCOME                                           $    3,790   $    3,210
                                                     ==========   ==========



Earnings per share - Fully diluted                   $     0.15   $     0.11

Weighted average shares - Fully diluted                  25,020       28,740


See notes to consolidated financial statements.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Three Months Ended March 31, 1997 and 1996
(In thousands, except share data)
                                                                   (UNAUDITED)



                                                                                                    NOTES     FOREIGN
                                        COMMON STOCK                           TREASURY STOCK     RECEIVABLE  CURRENCY
                                    -------------------  PAID IN   RETAINED   -------------------   STOCK-  TRANSLATION
                                      SHARES     AMOUNT  SURPLUS   EARNINGS    SHARES     AMOUNT    HOLDERS  ADJUSTMENT   TOTAL
                                    ----------  -------  --------  --------   ---------  --------   -------  ----------   -----
Balance at
     December 31, 1996              30,235,164  $ 3,024  $121,878  $ 75,973   5,975,670  $(45,397)  $(1,065) $  (386)  $154,027
     Net income                                                       3,790                                               3,790
     Dividends declared                                                (303)                                               (303)
     Treasury shares acquired                                                    51,100      (458)                         (458)
     Treasury shares reissued                                  (2)              (27,650)      210                           208
     Tax benefit from exercise
        of option shares                                       15                                                            15
     Reduction in stockholders
        notes receivable                                                                                111                 111
     Foreign currency
          translation adjustment                                                                              (2,119)    (2,119)
                                    ----------  -------  --------  --------   ---------  --------    ------  -------   --------
Balance at
     March 31, 1997                 30,235,164  $ 3,024  $121,891  $ 79,460   5,999,120  $(45,645)    $(954) $(2,505)  $155,271
                                    ==========  =======  ========  ========   =========  ========    ======  =======   ========
Balance at
     December 31, 1995              30,235,164  $ 3,024  $121,840  $ 61,727   1,495,285  $ (6,734)  $(1,071) $(3,834)  $174,952
     Net income                                                       3,210                                               3,210
     Dividends declared                                                (359)                                               (359)
     Treasury shares reissued                                  10                (9,681)       44                            54
     Tax benefit from exercise
        of option shares                                       11                                                            11
     Foreign currency
          translation adjustment                                                                                (470)      (470)
                                    ----------  -------  --------  --------   ---------  --------    ------  -------   --------
Balance at
     March 31, 1996                 30,235,164  $ 3,024  $121,861  $ 64,578   1,485,604  $ (6,690)  $(1,071) $(4,304)  $177,398
                                    ==========  =======  ========  ========   =========  ========    ======   =======  ========


See notes to consolidated financial statements.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

                                                                                    (UNAUDITED)

                                                                                 Three Months Ended
                                                                                      March 31
                                                                              -----------    -----------
                                                                                 1997            1996
CASH FLOWS FROM OPERATING ACTIVITIES
Reconciliation of Net Income to Net Cash
   Provided By Operating Activities:
     Net income                                                               $     3,790    $     3,210
     Adjustments to reconcile net income to net
       cash provided by operating activities:
          Amortization                                                                881            856
          Depreciation                                                              3,261          3,105
          Decrease in finance and service charges receivable                          465            828
          Decrease in merchandise held for disposition                              3,309          4,772
          Increase in prepaid expenses and other                                     (158)          (181)
          Decrease in accounts payable and
            accrued expenses                                                       (2,385)          (725)
          Increase in layaway deposits, net                                           612            416
          Increase (decrease) in income taxes payable                                 519         (1,203)
          Deferred taxes                                                              229          1,335

                                                                              -----------    -----------
     Net cash provided by operating activities                                     10,523         12,413
                                                                              -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
Loans forfeited and transferred to merchandise held for disposition                27,016         22,265
Loans repaid or renewed                                                            68,347         63,195
Loans made, including loans renewed                                               (92,710)       (83,639)
                                                                              -----------    -----------
          Net decrease in loans                                                     2,653          1,821
Net payments from (advances to) affiliates                                             50           (850)
Purchases of property and equipment                                                (2,543)        (1,393)
                                                                              -----------    -----------
     Net cash provided (used) by investing activities                                 160           (422)
                                                                              -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
Net payments under bank lines of credit                                            (9,697)       (11,131)
Net payments on notes receivable stockholders                                         111           --
Proceeds from issuance of stock, net                                                  208             54
Treasury shares acquired                                                             (458)          --
Dividends paid                                                                       (303)          (359)
                                                                              -----------    -----------
     Net cash used by financing activities                                        (10,139)       (11,436)
                                                                              -----------    -----------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                              (107)           (71)
                                                                              -----------    -----------

INCREASE IN CASH AND CASH EQUIVALENTS                                                 437            484
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                    1,334          3,435
                                                                              -----------    -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                    $     1,771    $     3,919
                                                                              ===========    ===========



See notes to consolidated financial statements.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (UNAUDITED)
------------------------------------------------------------

NOTE 1 - BASIS OF PRESENTATION

         The accompanying consolidated financial statements include the accounts of Cash America International, Inc. and its wholly owned subsidiaries (the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation. The Company has a 49% ownership interest in Express Rent A Tire, Ltd. ("Express"). The investment is being accounted for using the equity method of accounting, whereby the Company records its 49% share of earnings or losses in its consolidated financial statements. Effective December 31, 1996, the Company acquired the remaining 51% interest in its affiliate, Mr. Payroll Corporation ("Mr. Payroll") (see note 3).

         The financial statements as of March 31, 1997 and 1996 and for the three months then ended are unaudited but, in management's opinion, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for such interim periods. Operating results for the three months are not necessarily indicative of the results that may be expected for the full fiscal year.


         Certain amounts in the consolidated statements of income for the three months ended March 31, 1996, have been reclassified to conform with the presentation format adopted in 1997. These reclassifications have no effect on the net income previously reported.

         These financial statements and related notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1996 Annual Report to Stockholders.


NOTE 2 - INVESTMENTS IN AFFILIATES

         Effective upon the close of business December 31, 1996, the Company acquired, in a purchase transaction, the remaining 51% interest in its affiliate, Mr. Payroll. The aggregate purchase price of the 51% interest is to be paid in three annual installments in an amount equal to .9775 times the defined after-tax net income of Mr. Payroll for the 1996, 1997 and 1998 fiscal years, respectively. No consideration is payable based on Mr. Payroll's results of operations in 1996.

         The Company has a 49% interest in Express, a private entity which offers automobile and truck tires and wheels on a rent-to-own basis. In conjunction with its investment, the Company has entered into a revolving credit agreement with Express which provides for maximum borrowings of $3 million from the Company. Interest is payable quarterly at a rate reset monthly that is equivalent to LIBOR plus 4%. As of March 31, 1997, Express had borrowings outstanding of $2,350,000. The entire unpaid principal is due and payable on February 28, 1998. The amounts are included in other assets.


NOTE 3 - LONG-TERM DEBT

The Company's long-term debt at March 31 consisted of:

                                                             1997         1996
                                                          ----------   ----------
                                                               (In thousands)
Debt Obligations:
  U.S. Line of Credit up to $125 million
     due June 30, 2001                                    $   61,850   $   32,700
  U.K. Line of Credit up to(pound)5 million
     due April 30, 1998                                        1,392        1,832
  Swedish Line of Credit up to SEK 10 million
     due June 30, 1998                                           187         --
  Swedish Kronor term loan
     due September 30, 1998                                   24,506       27,417
  8.33% senior unsecured notes due 2003                       30,000       30,000
  8.14% senior unsecured notes due 2007                       20,000       20,000
                                                          ----------   ----------
                                                             137,935      111,949
     Less current portion                                      4,286         --
                                                          ----------   ----------
        Total Long-Term Debt                              $  133,649   $  111,949
                                                          ==========   ==========


         Interest on the U.S. Line of Credit is paid quarterly at rates determined, at the Company's option of either the base rate as specified by the Agent Bank, or a margin over LIBOR, based on the Company's debt-to-total capital ratio, measured quarterly. As of March 31, 1997, the Company has the option of borrowing at LIBOR plus 75 basis points. The Company has an interest rate cap agreement that expires on May 5, 1997, that limits the maximum LIBOR interest rate to 7% on $20,000,000 of debt. On December 10, 1996, the Company entered into an interest rate cap agreement for three years ending December 10, 1999, that limits the maximum LIBOR interest rate to 6% on an additional $20,000,000 of debt.

         Interest on the U.K. Line of Credit is payable quarterly at an interest rate equal to the Bank's sterling cost of funds plus 60 basis points for borrowings less than 14 days and 55 basis points for borrowings of 14 days or more.

         Interest on the Swedish Line of Credit is payable quarterly at an interest rate equal to the Bank's base funding rate plus 1%.

         Interest is payable on the Swedish Term Loan at the Stockholm InterBank Offered Rate (STIBOR) plus 1%. The Company has entered into a floating-to-fixed interest rate exchange agreement on SEK 118,750,000 (approximately $15,730,000 as of March 31, 1997) at 10.92% through August 17, 1998. The effective rate of interest under the loan at March 31, 1997, was 8.91% after taking into account the interest rate exchange agreement.

NOTE 4 - LITIGATION

         The Company is a defendant in certain lawsuits encountered in the ordinary course of its business. In the opinion of management, the resolution of these matters will not have a material adverse effect on the Company's financial position or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

SUMMARY CONSOLIDATED FINANCIAL DATA

FIRST QUARTER ENDED MARCH 31, 1997 vs.
FIRST QUARTER ENDED MARCH 31, 1996


     The following table sets forth selected unaudited, consolidated financial data with respect to the Company for the three months ended March 31, 1997 and 1996.

                                                1997         1996        Change
                                              --------     --------     --------
                                                 ($ in thousands)
Finance and service charge revenues           $ 25,471     $ 21,536           18%
Proceeds from disposition of merchandise        50,164       47,004            7%
Royalties and franchise fees                       884
                                              --------     --------     --------
   Total Revenues                               76,519       68,540           12%

Cost of disposed merchandise                    32,461       29,040           12%
                                              --------     --------     --------
   Net Revenues                               $ 44,058     $ 39,500           12%
                                              --------     --------     --------

Other Data:
  Annualized yield on loans                         99%          99%           0%
  Average loan balance per
     average location in operation            $    273     $    234           17%
  Average pawn loan amount at end of
     period (not in thousands)                $     99     $     94            5%
  Margin on disposition of merchandise            35.3%        38.2%          (8)%
  Average annualized merchandise turnover         2.7X         2.1X           29%
  Average merchandise held for disposition
     balance per average location             $    125     $    148          (16)%

  Expenses as a percentage of net revenues:
     Operations and administration                70.3%        70.0%           0%
     Depreciation and amortization                 9.4%        10.0%          (6)%
     Interest, net                                 6.4%         6.3%           2%

Pawn Locations in Operation:
  Beginning of period                              382          373
  Acquired                                        --           --
  Established                                        4            3
  Combined                                          (1)          (2)
                                              --------     --------

  End of period                                    385          374            3%
                                              ========     ========     ========
  Average number of locations in
     operation during the period (a)               383          374            2%
                                              ========     ========     ========

(a) Averages based on accumulation of month-end balances and dividing aggregate total by total months in the period.

GENERAL

           The Company is a diversified provider of specialty financial services to individuals in the United States, Great Britain, and Sweden. The Company offers secured non-recourse loans to individuals, commonly referred to as pawn loans. The revenue generated from the making of pawn loans is finance and service charge revenues. The disposition of merchandise, primarily from forfeited collateral on pawn loans, is a related but secondary activity of the Company's lending function. In addition, the Company provides check cashing services through its wholly owned subsidiary, Mr. Payroll Corporation ("Mr. Payroll").

           The Company expanded its pawn operations over the 15-month period from December 31, 1995 through March 31, 1997 with the addition of 12 locations. Twelve locations were established, six operating units were acquired, and six locations were combined for a net addition of twelve pawn operating units. At March 31, 1997, the Company operated 385 pawn units--337 in 14 states in the United States, 37 jewelry-only and loan-only units in the United Kingdom, and 11 loan-only and primarily jewelry-only units in Sweden.

         The Company expanded its check cashing operations on December 31, 1996, when it acquired the remaining 51% interest in Mr. Payroll Corporation. Mr. Payroll is a franchiser of check-cashing kiosks and service centers. The first quarter of 1997 includes the revenues and expenses of Mr. Payroll. Previously, the Company recorded its 49% share of Mr. Payroll's losses in its consolidated financial statements under the equity method of accounting.


FIRST QUARTER ENDED MARCH 31, 1997 COMPARED TO THE
FIRST QUARTER ENDED MARCH 31, 1996

RESULTS OF OPERATIONS

         Finance and service charge revenues are impacted by changes in the average outstanding amount of pawn loans and the annualized yield on such loans. Finance and service charge revenues increased $3.9 million, or 18%, in the first quarter of 1997 over the first quarter of 1996 because of a same unit increase in the average outstanding amount of pawn loans of 16%, combined with the impact of units in operation for less than one year. A 14% increase in the number of outstanding pawn loans as of March 31, 1997, compared to March 31, 1996, reflects a higher customer demand for pawn loans in both domestic and foreign markets.

         The consolidated annual loan yield, which represents a weighted average of the distinctive yields realized in the three countries in which the Company operates, remained constant at 99% for both periods. In its domestic operations, the Company realized a slight increase in its loan yield to 130% for the first quarter of 1997, compared to 129% for the first quarter of 1996. The Company believes its continued emphasis on maximizing cash returns on capital employed contributed to the increase. Internationally, the blended yield on average pawn loans outstanding decreased to 55% for the first quarter of 1997 from 56% for the same period in 1996. The slight decline resulted from a lower return on unredeemed collateral disposed of at auction.

         Pawn loans outstanding decreased 6% in the first quarter of 1997 from the balance at December 31, 1996, compared to a 3% decline in the first quarter of 1996 from the balance at December 31, 1995. Historically, the Company's domestic pawn loans decrease during the first quarter when the Internal Revenue Service processes federal income tax refunds. The Company believes that many customers use a portion of their refund to repay or extend their loans and purchase items of personal property. The Company believes that the slightly higher rate of decrease for its domestic operations is due, in part, to higher average tax refunds. The majority of the consolidated rate of decrease is due to the strengthening of the U.S. dollar against the pounds sterling and the Swedish Kronor during the first quarter of 1997.

         Proceeds from the disposition of merchandise increased $3.2 million, or 7%, in the first quarter of 1997 over the first quarter of 1996, primarily due to a 6% gain from same units (those in operation more than one year). The Company believes that higher average tax refunds contributed to the increase, along with a continued emphasis on increasing the merchandise turnover rate.

         The Company's margin on disposition of merchandise decreased to 35.3% in the first quarter of 1997, as compared to 38.2% for the first quarter of 1996. This decline in margin is due primarily to a much smaller margin on the disposition of scrap jewelry during the first quarter of 1997, compared to the same period of 1996, and the Company's continued emphasis on faster disposition of merchandise. Excluding the disposition of scrap jewelry, the margin in the first quarter of 1997 was 37.4%, compared to 39.3% for the first quarter of 1996. The merchandise turnover rate increased to 2.7 times for 1997 as compared to 2.1 times for 1996. During the first quarter of 1996, the Company introduced a new incentive compensation program for its field operations personnel with a focus of rewarding the maximization of cash returns on capital employed. This program was in effect for the full quarter in 1997 versus a portion of the quarter in 1996.

         Royalties and franchise fees revenue is generated from the Company's check cashing operations. The revenue consists of franchise fees for new check cashing franchises and royalties based on a percentage of check cashing fees from existing franchise operations.

         Operations and administration expense, as a percentage of net revenues, was 70% in the first quarter of 1997 and 1996, respectively. Total operations and administration expense increased $3.3 million in the first quarter of 1997, representing a 12% increase over the first quarter of 1996. Domestic operations contributed $2.3 million of the increase, due primarily to personnel and occupancy costs, with foreign operations contributing $.3 million, and the consolidation of Mr. Payroll added $.8 million to the increase.

         Depreciation and amortization as a percentage of net revenues decreased to 9.4% in the first quarter of 1997, from 10% in the first quarter of 1996, due to a moderation in the Company's expansion during the past fifteen months.

         Net interest expense, as a percentage of net revenues, increased slightly to 6.4% in the first quarter of 1997 from 6.3% in the first quarter of 1996. The dollar amount of interest expense increased by $.3 million, or 13%, due primarily to additional debt incurred in the fourth quarter of 1996 to repurchase 4.5 million shares of the Company's common stock. Average debt outstanding increased 21% to $147.6 million for the first quarter of 1997 as compared to $122.2 million for the first quarter of 1996. The Company's effective rate of interest paid on its debt decreased to 7.7% for the first quarter of 1997 from 8.2% for the first quarter of 1996.

         Included in other expense for the first quarter of 1997, is a $51,000 loss from an affiliate. The Company recorded $205,000 in losses from affiliates in the first quarter of 1996.

         The Company's consolidated effective income tax rate decreased to 38% in the first quarter of 1997, from 39% in the first quarter of 1996. The domestic effective tax rate decreased to 40%, in 1997, from 41% in 1996, while the effective tax rate in the Company's foreign operations remained constant at 34% for the first quarter of 1997 and 1996, respectively.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's cash flow and liquidity, in management's opinion, remains strong. Cash and cash equivalents increased $.4 million to $1.8 million at the end of the first quarter of 1997, from $1.3 million at December 31, 1996. The increase in cash and cash equivalents in the first three months of 1997, was primarily due to cash flow from operating activities of $10.5 million, and a net decrease in loans of $2.7 million. These cash increases were partially offset by repayments of long-term debt of $9.7 million, capital expenditures of $2.5 million, repurchases of the Company's common stock in open market transactions of $.5 million and cash payments of dividends of $.3 million.

         The Company intends to continue its plan of adding approximately 20 to 30 new pawn units, through new openings or acquisitions of existing locations. The Company also intends to expand its check cashing operations through its wholly owned subsidiary, Mr. Payroll Corporation.

         On January 22, 1997, the Company announced that its Board of Directors had authorized management to purchase up to one million shares of its common stock in the open market. During the first quarter of 1997, 51,100 shares of the Company's common stock were repurchased and are now held as treasury shares.

         Management believes that borrowings available under its revolving credit facilities, (described in note 3), cash generated from operations and current working capital of $156 million should be sufficient to meet the Company's anticipated future capital requirements.

IMPACT OF FOREIGN CURRENCY EXCHANGE RATES

         The Company is subject to the risk of unexpected changes in foreign currency rates by virtue of its operations in the United Kingdom and Sweden. The Company's foreign assets, liabilities, and earnings are converted into U.S. dollars in accordance with generally accepted accounting principles for consolidation into the Company's financial statements. At March 31, 1997, the Company had recorded a cumulative reduction to stockholder's equity of $2.5 million as a result of fluctuations in foreign currency exchange rates. Future earnings and comparisons with prior periods reported by the Company may fluctuate depending on applicable currency exchange rates in effect during the periods.

DOMESTIC PAWN OPERATIONS

     The following table sets forth selected financial data for the Company's domestic pawn operations as of March 31, 1997 and 1996 and for the three months then ended.

                                                       1997         1996        Change
                                                     --------     --------     --------
                                                         ($ in thousands)
Finance and service charge revenues                  $ 19,589     $ 16,510           19%
Proceeds from disposition of merchandise               49,811       46,704            7%
                                                     --------     --------     --------
   Total Revenues                                      69,400       63,214           10%

Cost of disposed merchandise                           32,205       28,836           12%
                                                     --------     --------     --------

   Net Revenues                                      $ 37,195     $ 34,378            8%
                                                     --------     --------     --------

Other Data:
  Annualized yield on loans                               130%         129%           1%
  Average loan balance per
     average location in operation                   $    182     $    157           16%
  Average pawn loan amount at end of
     period (not in thousands)                       $     74     $     71            4%
  Margin on disposition of merchandise                   35.3%        38.3%          (8)%
  Annualized merchandise turnover                        2.7X         2.1X           29%
  Average merchandise held for disposition
     balance per average location                    $    142     $    168          (15)%



Expenses as a percentage of net revenues:
     Operations                                          60.9%        61.2%           0%
     Administration                                      13.0%        12.1%           7%
     Depreciation and amortization                       10.0%        10.7%          (7)%
     Interest, net                                        5.9%         5.2%          13%

Domestic Pawn Locations in Operation:
  Beginning of period                                     334          327
  Acquired                                               --           --
  Established                                               4            3
  Combined                                                 (1)          (1)
                                                     --------     --------
  End of period                                           337          329            2%
                                                     ========     ========     ========
  Average number of locations in
      operation during the period (a)                     335          328            2%
                                                     ========     ========     ========


(a) Averages based on accumulation of month-end balances and dividing aggregate total by total months in the period.

FOREIGN PAWN OPERATIONS

         The following table sets forth selected consolidated financial data for Harvey & Thompson and Svensk Pantbelaning as of March 31, 1997, and 1996 and for the three month period then ended.

         Balance sheet data for Harvey & Thompson has been translated from pounds sterling into U.S. dollars using the end of the period currency exchange rate of 1.637 at March 31, 1997 and 1.527 at March 31, 1996. Income statement data has been translated at an average exchange rate of 1.634 and 1.532 for the three month periods ending March 31, 1997, and 1996, respectively.

         Balance sheet data for Svensk Pantbelaning has been translated from Swedish Kronor into U.S. dollars using the end of the period currency exchange rate of 7.549 and 6.748 at March 31, 1997 and 1996 respectively. Income statement data has been translated at an average exchange rate of 7.351 and
6.776 for the three months ended March 31, 1997, and 1996, respectively.

                                                   Three Months Ended March 31,
                                                        1997          1996            Change
                                                     ----------    ----------       ---------
                                                         ($ in thousands)
Income Statement Data:
     Total revenues                                  $    6,235    $    5,326            17%
     Net revenues                                         5,979         5,122            17%
     Operating expenses                                   3,025         2,703            12%
     Income from operations                               2,954         2,419            22%

Other Data:
     Annualized yield on loans                               55%           56%           (2)%
     Average loan balance per
        average location in operation                $      902    $      783            15%
     Average pawn loan amount at end of
        period (not in thousands)                    $      176    $      169             4%
     Ending loan balance                             $   43,427    $   37,067            17%

     Expenses as a percentage of net revenues:
         Operations                                        34.9%         35.4%           (1)%
         Administration                                    10.4%         12.1%          (14)%
         Depreciation and amortization                      5.3%          5.3%            0%


   Average number of locations in
     operation during the period (a)                         48            46             4%


(a) Averages based on accumulation of month-end balances and dividing aggregate total by total months in the period.

CHECK CASHING OPERATIONS

         The following table sets forth selected financial data for the Company's check cashing operations for the three months ended March 31, 1997.

                                                              1997
                                                           ----------
     Total revenues                                              $884
     Operating expenses                                           900
                                                           ==========
     Loss from operations                                       $ (16)
                                                           ==========

     Number of franchised
        check cashing locations                                   150



CAUTIONARY STATEMENT REGARDING RISKS AND UNCERTAINTIES
THAT MAY AFFECT FUTURE RESULTS

         Certain portions of this report contain forward-looking statements about the business, financial condition and prospects of the Company. The actual results of the Company could differ materially from those indicated by the forward-looking statements because of various risks and uncertainties including, without limitation, changes in demand for the Company's services, changes in competition, the ability of the Company to open new operating units in accordance with its plans, economic conditions, real estate market fluctuations, interest rate fluctuations, changes in the capital markets, changes in tax and other laws and governmental rules and regulations applicable to the Company's business, and other risks indicated in the Company's filings with the Securities and Exchange Commission. These risks and uncertainties are beyond the ability of the Company to control, and, in many cases, the Company cannot predict all of the risks and uncertainties that could cause its actual results to differ materially from those indicated by the forward-looking statements. When used in this report, the words "believes," "estimates," "plans," "expects," "anticipates" and similar expressions as they relate to the Company or its management are intended to identify forward-looking statements.

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





                        CASH AMERICA INTERNATIONAL, INC.
          -----------------------------------------------------------
                                  (Registrant)



                           BY: /S/ James H. Kauffman
              ---------------------------------------------------

                               James H. Kauffman
                          Executive Vice President and
                            Chief Financial Officer


                               Date: May 13, 1997

                               INDEX TO EXHIBITS

            EXHIBIT
              NO.                   ITEM
            -------                 ----
              27            Financial Data Schedule