Form 10-Q
period 1997-06-30
CASH AMERICA INTERNATIONAL INC
filed 1997-08-14
CIK 807884

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

For the quarterly period ended June 30, 1997

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

                     APPLICABLE ONLY TO CORPORATE ISSUERS:
24,288,396 common shares, $.10 par value, were outstanding as of July 31, 1997

===============================================================================

                        CASH AMERICA INTERNATIONAL, INC.

                                 INDEX TO 10-Q




PART I.  FINANCIAL STATEMENTS
                                                                                 Page
     Item 1. Financial Statements (Unaudited)

       Consolidated Balance Sheets - June 30, 1997
       and 1996 and December 31, 1996..................................            1

       Consolidated Statements of Income - Three Months and
       Six Months Ended June 30, 1997 and 1996.........................            2

       Consolidated Statements of Stockholders' Equity -
       Six Months Ended June 30, 1997 and 1996.........................            3

       Consolidated Statements of Cash Flows -
       Six Months Ended June 30, 1997 and 1996.........................            4

       Notes to Consolidated Financial Statements......................            5


     Item 2.  Management's Discussion and Analysis of
              Results of Operations and Financial Condition............            8


PART II.  OTHER INFORMATION............................................           21

SIGNATURE..............................................................           23


CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)

------------------------------------------------------------------------------

                                                                       June 30             December 31
                                                                 1997           1996           1996
                                                              ---------      ---------     -----------
ASSETS

     Current assets:
          Cash and cash equivalents                           $   1,994      $   2,092      $   1,334
          Loans                                                 109,815         95,125        107,679
          Merchandise held for disposition, net                  47,233         47,617         48,777
          Finance and service charges receivable                 15,948         12,492         15,248
          Prepaid expenses and other                              5,131          4,804          5,293
          Deferred tax asset                                     11,507         10,912         11,643
                                                              ---------      ---------      ---------
               Total current assets                             191,628        173,042        189,974
     Property and equipment, net                                 63,573         61,896         62,818
     Intangible assets, net                                      65,659         62,199         66,065
     Other assets                                                 7,031         10,185          6,225
                                                              ---------      ---------      ---------
               Total assets                                   $ 327,891      $ 307,322      $ 325,082
                                                              =========      =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY

     Current liabilities:
          Current portion of long-term debt                   $      --      $      --      $      --
          Accounts payable and accrued expenses               $  12,284      $   8,659      $  13,959
          Customer deposits                                       3,800          3,843          2,955
          Income taxes currently payable                          3,390            432          3,776
          Deferred income taxes
          Current portion of long-term debt                       4,286          4,286          4,286
                                                              ---------      ---------      ---------
               Total current liabilities                         23,760         17,220         24,976

     Long-term debt:
          Bank lines of credit                                  104,448         63,914        100,365
          Notes payable, net of current portion                  41,429         45,714         45,714
                                                              ---------      ---------      ---------
                                                                145,877        109,628      146,079
     Stockholders' equity:
          Common stock, $.10 par value per
            share, 80,000,000 shares authorized                   3,024          3,024          3,024
          Paid in surplus                                       121,919        121,878        121,878
          Retained earnings                                      82,168         66,988         75,973
          Notes receivable - stockholders                          (841)        (1,056)        (1,065)
          Foreign currency translation adjustment                (1,983)        (3,713)          (386)
                                                              ---------      ---------      ---------
                                                                204,287        187,121        199,424
          Less - shares held in treasury, at cost               (46,033)        (6,647)       (45,397)
                                                              ---------      ---------      ---------
               Total stockholders' equity                       158,254        180,474        154,027
                                                              ---------      ---------      ---------
               Total liabilities and stockholders' equity     $ 327,891      $ 307,322      $ 325,082
                                                              =========      =========      =========



===============================================================================

See notes to consolidated financial statements.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)                              (UNAUDITED)

-------------------------------------------------------------------------------

                                                          Three Months Ended             Six Months Ended
                                                                June 30                       June 30
                                                       -------------------------     -------------------------
                                                          1997           1996           1997           1996

REVENUES
     Finance and service charge revenues               $   24,967     $   21,796     $   50,438     $   43,332
     Proceeds from disposition of merchandise              43,975         44,131         94,139         91,135
     Royalties and franchise fees                             477             --          1,361             --
                                                       ----------     ----------     ----------     ----------
TOTAL REVENUES                                             69,419         65,927        145,938        134,467

     Cost of disposed merchandise                          27,738         27,659         60,199         56,699
                                                       ----------     ----------     ----------     ----------
NET REVENUES                                               41,681         38,268         85,739         77,768
                                                       ----------     ----------     ----------     ----------

OPERATING EXPENSES
     Operations                                            24,678         22,377         49,919         45,222
     Administration                                         5,520          4,797         11,262          9,592
     Amortization                                             773            931          1,654          1,787
     Depreciation                                           3,128          3,105          6,389          6,210
                                                       ----------     ----------     ----------     ----------
          Total operating expenses                         34,099         31,210         69,224         62,811
                                                       ----------     ----------     ----------     ----------

INCOME FROM OPERATIONS                                      7,582          7,058         16,515         14,957

     Interest expense, net                                  2,751          2,245          5,557          4,737
     Other expense                                             93            305            151            487
                                                       ----------     ----------     ----------     ----------

INCOME BEFORE INCOME TAXES                                  4,738          4,508         10,807          9,733
     Provision for income taxes                             1,727          1,738          4,006          3,753
                                                       ----------     ----------     ----------     ----------
NET INCOME                                             $    3,011     $    2,770     $    6,801     $    5,980
                                                       ==========     ==========     ==========     ==========


==============================================================================================================

Earnings per share - Fully diluted                          $0.12          $0.10          $0.27          $0.21

Weighted average shares - Fully diluted                    25,082         28,809         25,108         28,805

==============================================================================================================

See notes to consolidated financial statements.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Six Months Ended June 30, 1997 and 1996
(In thousands, except share data)                                   (UNAUDITED)
-------------------------------------------------------------------------------

                                       COMMON STOCK                                      TREASURY STOCK
                                  -----------------------    PAID IN      RETAINED    ---------------------
                                    SHARES       AMOUNT      SURPLUS      EARNINGS      SHARES     AMOUNT
                                  -----------  ----------   ---------    ----------   ---------  ----------
Balance at
     December 31, 1996             30,235,164     $ 3,024   $ 121,878      $ 75,973   5,975,670  $ (45,397)

     Net income                                                               6,801

     Dividends declared                                                       (606)

     Treasury shares acquired                                                           141,754     (1,304)

     Treasury shares reissued                                      16                   (87,838)       668

     Tax benefit from exercise
        of option shares                                           25

     Reduction in stockholders
        notes receivable

     Foreign currency
          translation adjustment
                                  -----------  ----------   ---------    ----------   ---------  ----------
Balance at
     June 30, 1997                 30,235,164  $    3,024   $ 121,919    $   82,168   6,029,586  $ (46,033)
                                  ===========  ==========   =========    ==========   =========  ==========

=============================================================================================================

Balance at
     December 31, 1995             30,235,164     $ 3,024   $ 121,840      $ 61,727   1,495,285  $   (6,734)

     Net income                                                               5,980

     Dividends declared                                                        (719)

     Treasury shares reissued                                      27                   (19,331)         87

     Tax benefit from exercise
        of option shares                                           11

     Reduction in stockholders
        notes receivable

     Foreign currency
          translation adjustment
                                  -----------  ----------   ---------    ----------   ---------  ----------
Balance at
     June 30, 1996                 30,235,164  $    3,024   $ 121,878    $   66,988   1,475,954  $   (6,647)
                                  ===========  ==========   =========    ==========   =========  ==========

-------------------------------------------------------------------------------------------------------------


                                     NOTES          FOREIGN
                                   RECEIVABLE       CURRENCY
                                      STOCK-       TRANSLATION
                                     HOLDERS        ADJUSTMENT      TOTAL
                                   ----------     -------------   ---------
Balance at
     December 31, 1996             $  (1,065)        $    (386)   $ 154,027

     Net income                                                       6,801

     Dividends declared                                                (606)

     Treasury shares acquired                                        (1,304)

     Treasury shares reissued                                           684

     Tax benefit from exercise
        of option shares                                                 25

     Reduction in stockholders
        notes receivable                 224                            224

     Foreign currency
          translation adjustment                        (1,597)      (1,597)
                                   ----------     -------------   ---------
Balance at
     June 30, 1997                 $    (841)     $     (1,983)   $ 158,254
                                   ==========     =============   =========

===========================================================================

Balance at
     December 31, 1995             $  (1,071)     $     (3,834)   $ 174,952

     Net income                                                       5,980

     Dividends declared                                                (719)

     Treasury shares reissued                                           114

     Tax benefit from exercise
        of option shares                                                 11

     Reduction in stockholders
        notes receivable                  15                             15

     Foreign currency
          translation adjustment                           121          121
                                   ----------     -------------   ---------
Balance at
     June 30, 1996                 $  (1,056)     $     (3,713)   $ 180,474
                                   ==========     =============   =========

----------------------------------------------------------------------------



See notes to consolidated financial statements.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)                                                      (UNAUDITED)

===============================================================================

                                                                            Six Months Ended
                                                                                 June 30
                                                                        ------------------------
                                                                          1997           1996
CASH FLOWS FROM OPERATING ACTIVITIES
Reconciliation of Net Income to Net Cash
   Provided By Operating Activities:
     Net income                                                         $   6,801      $   5,980
     Adjustments to reconcile net income to net
       cash provided by operating activities:
          Amortization                                                      1,654          1,787
          Depreciation                                                      6,389          6,210
          Increase in finance and service charges receivable               (1,065)          (598)
          Decrease in merchandise held for disposition                      2,187          9,067
          Decrease in prepaid expenses and other                              215             71
          Decrease in accounts payable and
            accrued expenses                                               (1,786)          (905)
          Increase in layaway deposits, net                                   828            317
          Decrease in income taxes payable                                   (310)        (2,141)
          Deferred taxes                                                     (352)         1,427

                                                                        ---------      ---------
     Net cash provided by operating activities                             14,561         21,215
                                                                        ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES
Loans forfeited and transferred to merchandise held for disposition        53,741         43,211
Loans repaid or renewed                                                   132,487        122,040
Loans made, including loans renewed                                      (190,779)      (172,138)
                                                                        ---------      ---------
          Net increase in loans                                            (4,551)        (6,887)
Acquisitions                                                               (3,715)          (459)
Net (advances to) payments from affiliates                                   (350)        (1,750)
Purchases of property and equipment                                        (7,253)        (3,092)
                                                                        ---------      ---------
     Net cash used by investing activities                                (15,869)       (12,188)
                                                                        ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings (payments) under bank lines of credit                        7,329         (9,736)
Payment on notes payable                                                   (4,286)            --
Net payments on notes receivable stockholders                                 224             15
Proceeds from issuance of stock, net                                          684            114
Treasury shares acquired                                                   (1,304)            --
Dividends paid                                                               (605)          (719)
                                                                        ---------      ---------
     Net cash provided (used) by financing activities                       2,042        (10,326)
                                                                        ---------      ---------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                       (74)           (44)
                                                                        ---------      ---------

INCREASE IN CASH AND CASH EQUIVALENTS                                         660         (1,343)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                            1,334          3,435
                                                                        ---------      ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                              $   1,994      $   2,092
                                                                        =========      =========


===============================================================================

See notes to consolidated financial statements.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (UNAUDITED)
-------------------------------------------------------------------------------

NOTE 1 - BASIS OF PRESENTATION

         The accompanying consolidated financial statements include the accounts of Cash America International, Inc. and its wholly owned subsidiaries (the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation. The Company has a 49% ownership interest in Express Rent A Tire, Ltd. ("Express"). The investment is being accounted for using the equity method of accounting, whereby the Company records its 49% share of earnings or losses in its consolidated financial statements. Effective December 31, 1996, the Company acquired the remaining 51% interest in its affiliate, Mr. Payroll Corporation ("Mr. Payroll") (see note 2).

         The financial statements as of June 30, 1997 and 1996 and for the three months and six months then ended are unaudited but, in management's opinion, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for such interim periods. Operating results for the three months and six months are not necessarily indicative of the results that may be expected for the full fiscal year.

         Certain amounts in the consolidated statements of income for the three months and six months ended June 30, 1996, have been reclassified to conform with the presentation format adopted in 1997. These reclassifications have no effect on the net income previously reported.

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

         The Company has a 49% interest in Express, a private entity which offers automobile and truck tires and wheels on a rent-to-own basis. In conjunction with its investment, the Company has entered into a revolving credit agreement with Express which provides for maximum borrowings of $3 million from the Company. Interest is payable quarterly at a rate reset monthly that is equivalent to LIBOR plus 4%. As of June 30, 1997, Express had borrowings outstanding of $2,750,000. The entire unpaid principal is due and payable on February 28, 1998. The amounts are included in other assets.


NOTE 3 - LONG-TERM DEBT

The Company's long-term debt at June 30 consisted of:

                                                                         1997                1996
------------------------------------------------------------------------------------------------------
                                                                           (In thousands)
Debt Obligations:
  U.S. Line of Credit up to $125 million
     due June 30, 2001                                                  $ 78,225           $ 34,700
  U.K. Line of Credit up to(pound)5 million
     due April 30, 1999                                                    2,247              1,242
  Swedish Line of Credit up to SEK 30 million
     due June 30, 1998                                                       -0-                -0-
  Swedish Kronor term loan
     due September 30, 1998                                               23,976             27,972
  8.33% senior unsecured notes due 2003                                   25,715             30,000
  8.14% senior unsecured notes due 2007                                   20,000             20,000
                                                                        --------           --------
                                                                         150,163            113,914
     Less current portion                                                  4,286              4,286
                                                                        --------           --------
        Total Long-Term Debt                                            $145,877           $109,628
                                                                        ========           ========

         Interest on the U.S. Line of Credit is paid quarterly at rates determined, at the Company's option of either the base rate as specified by the Agent Bank, or a margin over LIBOR, based on the Company's debt-to-total capital ratio, measured quarterly. As of June 30, 1997, the Company has the option of borrowing at LIBOR plus 1%. On December 10, 1996, the Company entered into an interest rate cap agreement for three years ending December 10, 1999, that limits the maximum LIBOR interest rate to 6% on $20,000,000 of debt.

         Interest on the U.K. Line of Credit is payable quarterly at an interest rate equal to the Bank's sterling cost of funds plus 60 basis points for borrowings less than 14 days and 55 basis points for borrowings of 14 days or more.

         Interest on the Swedish Line of Credit is payable quarterly at an interest rate equal to the Bank's base funding rate plus 1%, and interest on the Swedish Term Loan is payable periodically at the Stockholm InterBank Offered Rate (STIBOR) plus 1%.

         The Company has entered into a floating-to-fixed interest rate exchange agreement on SEK 118,750,000 (approximately $15,385,000 as of June 30,
1997) at 10.94% through August 17, 1998. The effective rate of interest under the loan at June 30, 1997, was 8.91% after taking into account the interest rate exchange agreement.

NOTE 4 - EARNINGS PER SHARE

         Primary and fully diluted earnings per share are computed based on net income. The weighted average number of common shares outstanding during each period is adjusted to give effect to stock options considered to be dilutive common stock equivalents.

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 ("FAS128"), which is required to be adopted on December 31, 1997. At that time the Company will be required to change the method currently used to compute earnings per share ("EPS") and to restate EPS for all prior periods reported.

         The Company, in recognition of requirements under FAS128 has determined the impact of basic and dilutive earnings per share. Basic earnings per share is computed using net income divided by the weighted average number of common shares outstanding. Dilutive earnings per share is computed using net income divided by the weighted average number of shares adjusted to give effect to the dilution from unexercised stock options.

         The following table discloses the impact of FAS128 on the Company's earnings per share for the three and six months ended June 30, 1997 and 1996, respectively.

                                              Three Months Ended                  Six Months Ended
                                                   June 30                             June 30
                                         -----------------------------        --------------------------
                                                                    (In thousands)
                                             1997              1996               1997            1996
Weighted average
  common shares outstanding                  24,194            28,750            24,219          28,745

Plus shares
  applicable to options                         754                 4               693               1
                                             ------            ------            ------          ------
Adjusted weighted average
  shares outstanding                         24,948            28,754            24,912          28,746
                                             ======            ======            ======          ======

Net income                                   $3,011            $2,770            $6,801          $5,980

Basic earnings per share                       $.12              $.10              $.28            $.21

Diluted earnings per share                     $.12              $.10              $.27            $.21



NOTE 5 - LITIGATION

         The Company is a defendant in certain lawsuits encountered in the ordinary course of its business. In the opinion of management, the resolution of these matters will not have a material adverse effect on the Company's financial position or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

SUMMARY CONSOLIDATED FINANCIAL DATA

SECOND QUARTER ENDED JUNE 30, 1997 vs.
SECOND QUARTER ENDED JUNE 30, 1996

-------------------------------------------------------------------------------

     The following table sets forth selected unaudited, consolidated financial data with respect to the Company for the three months ended June 30, 1997 and 1996.


                                                                       1997               1996               Change
                                                                  --------------     ---------------     ---------------
                                                                          ($ in thousands)

Finance and service charge revenues                                     $24,967             $21,796           15%
Proceeds from disposition of merchandise                                 43,975              44,131            0%
Royalties and franchise fees                                                477                 ---           ---
                                                                  --------------     ---------------     ---------------
   Total Revenues                                                        69,419              65,927            5%

Cost of disposed merchandise                                             27,738              27,659            0%
                                                                  --------------     ---------------     ---------------
   Net Revenues                                                         $41,681             $38,268            9%
                                                                  --------------     ---------------     ---------------

Other Data:
  Annualized yield on loans                                                 95%                 98%           (3)%
  Average loan balance per
     average location in operation                                         $270                $239           13%
  Average pawn loan amount at end of
     period (not in thousands)                                              $95                 $93            2%
  Margin on disposition of merchandise                                    36.9%               37.3%           (1)%
  Average annualized merchandise turnover                                  2.4X                2.2X            9%
  Average merchandise held for disposition
     balance per average location                                          $119                $133          (11)%

  Expenses as a percentage of net revenues:
     Operations and administration                                        72.5%               71.0%            2%
     Depreciation and amortization                                         9.4%               10.5%          (10)%
     Interest, net                                                         6.6%                5.9%           12%

Pawn Locations in Operation:
  Beginning of period                                                       385                 374
  Acquired                                                                    6                   1
  Established                                                                 6                   2
  Combined                                                                  (2)                 ---
                                                                  --------------     ---------------

  End of period                                                             395                 377            5%
                                                                  ==============     ===============     ===============
  Average number of locations in
     operation during the period (a)                                        389                 375            4%
                                                                  ==============     ===============     ===============


(a) Averages based on accumulation of month-end balances and dividing aggregate total by total months in the period.

SIX MONTHS ENDED JUNE 30, 1997 vs
SIX MONTHS ENDED JUNE 30, 1996
-------------------------------------------------------------------------------

     The following table sets forth selected consolidated financial data with respect to the Company for the six months ended June 30, 1997 and 1996.

                                                                      1997                1996               Change
                                                                  --------------     ---------------     ---------------
                                                                          ($ in thousands)

Finance and service charge revenues                                     $50,438             $43,332           16%
Proceeds from disposition of merchandise                                 94,139              91,135            3%
Royalties and franchise fees                                              1,361
                                                                  --------------     ---------------     ---------------
   Total Revenues                                                       145,938             134,467            9%

Cost of disposed merchandise                                             60,199              56,699            6%
                                                                  --------------     ---------------     ---------------
   Net Revenues                                                         $85,739             $77,768           10%
                                                                  --------------     ---------------     ---------------

Other Data:
  Annualized yield on loans                                                 97%                 98%           (1)%
  Average loan balance per
     average location in operation                                         $272                $237           15%
  Average pawn loan amount at end of
     period (not in thousands)                                              $95                 $93            2%
  Margin on disposition of merchandise                                    36.1%               37.8%           (4)%
  Average annualized merchandise turnover                                  2.6X                2.2X           18%
  Average merchandise held for disposition
     balance per average location                                          $122                $141          (13)%

  Expenses as a percentage of net revenues:
     Operations and administration                                        71.4%               70.4%            1%
     Depreciation and amortization                                         9.4%               10.3%           (9)%
     Interest, net                                                         6.5%                6.1%            7%

Pawn Locations in Operation:
  Beginning of period                                                       382                 373
  Acquired                                                                    6                   1
  Established                                                                10                   5
  Combined                                                                  (3)                 (2)
                                                                  --------------     ---------------

  End of period                                                             395                 377            5%
                                                                  ==============     ===============     ===============
  Average number of locations in
     operation during the period (a)                                        386                 375            3%
                                                                  ==============     ===============     ===============



(a) Averages based on accumulation of month-end balances and dividing aggregate total by total months in the period.

GENERAL

           The Company is a diversified provider of specialty financial services to individuals in the United States, Great Britain, and Sweden. The Company offers secured non-recourse loans to individuals, commonly referred to as pawn loans. The revenue generated from pawn loan balances is finance and service charge revenues. The revenue from the disposition of merchandise, primarily from forfeited collateral on pawn loans, is a related but secondary activity of the Company's lending function. In addition, the Company provides check cashing services through its wholly owned subsidiary, Mr. Payroll Corporation ("Mr. Payroll").

           The Company expanded its pawn operations over the 18-month period from December 31, 1995 through June 30, 1997 with the addition of 22 locations. Eighteen locations were established, twelve operating units were acquired, and eight locations were combined for a net addition of twenty-two pawn operating units. At June 30, 1997, the Company operated 395 pawn units--347 in 15 states in the United States, 37 jewelry-only and loan-only units in the United Kingdom, and 11 loan-only and primarily jewelry-only units in Sweden.

           The Company expanded its check cashing operations on December 31, 1996, when it acquired the remaining 51% interest in Mr. Payroll Corporation. Mr. Payroll is a franchiser of check-cashing kiosks and service centers. The 1997 financial statement periods include the revenues and expenses of Mr. Payroll. Previously, the Company recorded its 49% share of Mr. Payroll's losses in its consolidated financial statements under the equity method of accounting.


SECOND QUARTER ENDED JUNE 30, 1997 COMPARED TO THE
SECOND QUARTER ENDED JUNE 30, 1996

RESULTS OF OPERATIONS

         Finance and service charge revenues are impacted by changes in the average outstanding amount of pawn loans and the annualized yield on such loans. Finance and service charge revenues increased $3.2 million, or 15%, in the second quarter of 1997 over the second quarter of 1996 because of a same unit increase in the average outstanding amount of pawn loans of 15%, combined with the impact of units in operation for less than one year. A 13% increase in the number of outstanding pawn loans as of June 30, 1997, compared to June 30, 1996, reflects a higher customer demand for pawn loans in both domestic and foreign markets.

         The consolidated annual loan yield, which represents a weighted average of the distinctive yields realized in the three countries in which the Company operates, decreased to 95% in the second quarter of 1997 from 98% in the second quarter of 1996. In its domestic operations, the Company had a decrease in its loan yield to 126% for the second quarter of 1997, compared to 128% for the second quarter of 1996. The decrease in the domestic loan yield can be attributed to a 19% increase in pawn loans at June 30, 1997, from the same period in 1996. At June 30, 1997, same unit domestic pawn loan balances had increased 15% since June 30, 1996, with the additional 4% increase coming from acquisitions of six units. Internationally, the blended yield on average pawn loans outstanding decreased to 52% for the second quarter of 1997 from 57% for the same period in 1996. The decline was primarily the result of lower returns on unredeemed collateral disposed of at auction.

         Proceeds from the disposition of merchandise decreased $.2 million in the second quarter of 1997 over the second quarter of 1996 even though proceeds from the disposition of scrap jewelry decreased $1.7 million, or 39%. A 2% gain from same units (those in operation more than one year) combined with the impact of new units helped to offset the decrease in proceeds from the disposition of scrap jewelry.

         The Company's margin on disposition of merchandise decreased to 36.9% in the second quarter of 1997, as compared to 37.3% for the second quarter of 1996. This decline in margin is due primarily to a much smaller margin on the disposition of scrap jewelry during the second quarter of 1997, compared to the same period of 1996, and the Company's continued emphasis on faster disposition of merchandise. The lower margin on the disposition of scrap jewelry in 1997 reflects a decline in the price of gold. The merchandise turnover rate increased to 2.4 times for 1997 as compared to 2.2 times for 1996.

         Royalties and franchise fees revenue is generated from the Company's check cashing operations. The revenue consists of franchise fees for new check cashing franchises and royalties based on a percentage of check cashing fees from existing franchise operations.

         Operations and administration expense, as a percentage of net revenues, was 72.5% in the second quarter of 1997, compared to 71% for the same period in 1996. Total operations and administration expense increased $3 million in the second quarter of 1997, representing an 11% increase over the second quarter of 1996. Domestic operations contributed $2 million of the increase, due primarily to higher personnel and occupancy costs, with foreign operations contributing $.2 million and the consolidation of Mr. Payroll adding $.8 million, to the increase.

         Depreciation and amortization as a percentage of net revenues decreased to 9.4% in the second quarter of 1997, from 10.5% in the second quarter of 1996, due to a moderation in the Company's expansion during the past eighteen months.

         Net interest expense, as a percentage of net revenues, increased to 6.6% in the second quarter of 1997 from 5.9% in the second quarter of 1996. The dollar amount of interest expense increased by $.5 million, or 23%, due primarily to additional debt incurred in the fourth quarter of 1996 to repurchase 4.5 million shares of the Company's common stock. Average debt outstanding increased 27% to $143.6 million for the second quarter of 1997 as compared to $112.6 million for the second quarter of 1996. The Company's effective rate of interest paid on its debt decreased to 7.7% for the second quarter of 1997 from 8.1% for the second quarter of 1996.

         Included in other expense for the second quarter of 1997, is a $124,000 loss from the Company's affiliate. In the second quarter of 1996, the Company recorded a $325,000 loss from affiliates. The loss from affiliates in 1996 consisted of a loss from Express of $177,000 and a loss from Mr. Payroll of $148,000. As stated in Note 2, the Company obtained 100% ownership of Mr. Payroll on December 31, 1996, therefore the 1997 operations of Mr. Payroll are included in the Consolidated Financial Statements.

         The Company's consolidated effective income tax rate decreased to 36% in the second quarter of 1997, from 39% in the second quarter of 1996. The domestic effective tax rate decreased to 38%, in 1997, from 43% in 1996, primarily due to a foreign dividend tax credit of $114,000 received in the second quarter of 1997. The effective tax rate for the Company's foreign operations increased to 34% in the second quarter of 1997, from 33% in the second quarter of 1996.


SIX MONTHS ENDED JUNE 30, 1997 COMPARED TO THE
SIX MONTHS ENDED JUNE 30, 1996

RESULTS OF OPERATIONS

         Finance and service charge revenues increased $7.1 million, or 16%, in 1997 over 1996, primarily due to a same unit increase in the average outstanding amount of pawn loans of 16%, the impact of units in operation for less than one year, and a slight decrease in the annualized yield from 1996 to 1997.

         The consolidated annual loan yield, which represents a weighted average of the distinctive yields realized in the three countries in which the Company operates, decreased to 97% for the six month period in 1997, from 98% for the same period in 1996. In its domestic operations, the annual loan yield for the six months ended June 30, 1997 decreased to 127% from 128% for the same period in 1996, due primarily to increased average loan balances for the period. Internationally, the blended yield on average pawn loans outstanding decreased to 54% for the six months ended June 30, 1997, from 56% for the corresponding period in 1996. The decline in the international yield resulted from a lower return on unredeemed collateral disposed of at auction.

         Proceeds from the disposition of merchandise increased $3 million, or 3%, during the first six months of 1997, over the first six months of 1996, primarily due to a 4% increase in same unit dispositions that was partially offset by a $2 million, or 24% decrease in proceeds from the disposition of scrap jewelry.

         The Company's margin on disposition of merchandise decreased to 36.1% for the six months ended June 30, 1997, from 37.8% for the same period in 1996. This decline in margin is due primarily to a much smaller margin on the disposition of scrap jewelry compared to the same period in 1996, and the Company's continued emphasis on faster disposition of merchandise. The lower margin on the disposition of scrap jewelry in 1997 reflects a decline in the price of gold. The merchandise turnover rate increased to 2.6 times in 1997 as compared to 2.2 times for 1996.

         Royalties and franchise fees revenue is generated from the Company's check cashing operations. The revenue consists of franchise fees for new check cashing franchises and royalties based on a percentage of check cashing fees from existing franchise operations.

         Operations and administration expense, as a percentage of net revenues, was 71.4% for the first six months of 1997, compared to 70.4% for the corresponding period in 1996. Total operations and administration cost increased $6.4 million in the six months ended June 30, 1997, over the six month period ended June 30, 1996. Domestic operations contributed $4.4 million of the increase, due primarily to higher personnel and occupancy costs, with foreign operations contributing $.4 million, and the consolidation of Mr. Payroll adding $1.6 million.

         Depreciation and amortization as a percentage of net revenues decreased to 9.4% of net revenues in the six months ended June 30, 1997, from 10.3% in the same period in 1996, due to a moderation in the Company's expansion during the past eighteen months.

         Net interest expense, as a percentage of net revenues, increased to 6.5% in the first six months of 1997 from 6.1% in the first six months of 1996. The dollar amount of interest expense increased by $.8 million, or 17%, due primarily to additional debt incurred in the fourth quarter of 1996 to repurchase 4.5 million shares of the Company's common stock. Average debt outstanding increased 24% to $146.6 million in the six month period ended June 30, 1997 from $118.2 million for the same period in 1996. The Company's effective rate of interest paid on its debt decreased to 7.6% for the first six months of 1997 from 8.2% for the first six months of 1996.

         Included in other expense for the six months ended June 30, 1997, is a $175,000 loss from the Company's affiliate, Express. In the six months ended June 30, 1996, the Company recorded $530,000 in losses from its two affiliates (Express and Mr. Payroll). Of the $530,000 loss, Express had a loss of $291,000 and Mr. Payroll had a loss of $239,000. Effective December 31, 1996, the Company acquired 100% ownership in Mr. Payroll therefore its 1997 operations are included in the Consolidated Financial Statements.

         The Company's consolidated effective income tax rate decreased to 37% in the six months ended June 30, 1997, from 39% in the comparable period in 1996. The domestic effective tax rate decreased to 39%, in 1997, from 42% in 1996, due in part to a $114,000 foreign dividend tax credit received in the second quarter of 1997. The Company's effective tax rate for the foreign operations remained constant at 34% for 1997 and 1996, respectively.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's cash flow and liquidity, in management's opinion, remains strong. Cash and cash equivalents increased $.7 million to $2.0 million at June 30, 1997, from $1.3 million at December 31, 1996. The increase in cash and cash equivalents in the first six months of 1997, was due to cash flows from operating activities of $14.6 million, and borrowings of $7.3 million in the bank lines of credit, proceeds from issuance of stock of $.7 million and payments of $.2 million on notes receivable from stockholders. The funds generated were used to fund $7.3 million of property and equipment purchases (of which $2.6 million was expended for the development of Mr. Payroll's automated check cashing system), to pay $4.3 million on current maturities of long term debt, to acquire six new pawn units for $3.7 million, to purchase $1.3 million of the Company's stock in open market transactions, to increase pawn loans by $4.6 million, to extend advances to an affiliate of $.3 million and to pay cash dividends of $.6 million.

         The Company expects to continue its plan of adding approximately 10 to 15 new pawn units during the remainder of 1997, which would add approximately 30 units in 1997. These additions may occur through new openings or acquisitions of existing locations. The Company also intends to invest in its check cashing operations through its wholly owned subsidiary, Mr. Payroll.

         On January 22, 1997, the Company announced that its Board of Directors had authorized management to purchase up to one million shares of its common stock in the open market. During the first six months of 1997, 119,900 shares of the Company's common stock were repurchased and are now held as treasury shares.

         Management believes that borrowings available under its revolving credit facilities, (described in note 3), cash generated from operations and current working capital of $168 million should be sufficient to meet the Company's anticipated future capital requirements.


IMPACT OF FOREIGN CURRENCY EXCHANGE RATES

         The Company is subject to the risk of unexpected changes in foreign currency rates by virtue of its operations in the United Kingdom and Sweden. The Company's foreign assets, liabilities, and earnings are converted into U.S. dollars in accordance with generally accepted accounting principles for consolidation into the Company's financial statements. At June 30, 1997, the Company had recorded a cumulative reduction to stockholder's equity of $1.98 million as a result of fluctuations in foreign currency exchange rates. Future earnings and comparisons with prior periods reported by the Company may fluctuate depending on applicable currency exchange rates in effect during the periods.

DOMESTIC PAWN OPERATIONS

     The following table sets forth selected financial data for the Company's domestic pawn operations as of June 30, 1997 and 1996 and for the three months then ended.

                                                                      1997                1996               Change
                                                                  --------------     ---------------     ---------------
                                                                          ($ in thousands)

Finance and service charge revenues                                     $19,312             $16,466           17%
Proceeds from disposition of merchandise                                 43,536              43,760           (1)%
                                                                  --------------     ---------------     ---------------
   Total Revenues                                                        62,848              60,226            4%

Cost of disposed merchandise                                             27,427              27,421            0%
                                                                  --------------     ---------------     ---------------

   Net Revenues                                                         $35,421             $32,805            8%
                                                                  --------------     ---------------     ---------------

Other Data:
  Annualized yield on loans                                                126%                128%           (2)%
  Average loan balance per
     average location in operation                                         $181                $157           15%
  Average pawn loan amount at end of
     period (not in thousands)                                              $73                 $70            4%
  Margin on disposition of merchandise                                    37.0%               37.3%           (1)%
  Annualized merchandise turnover                                          2.4X                2.2X            9%
  Average merchandise held for disposition
     balance per average location                                          $134                $151          (11)%



Expenses as a percentage of net revenues:
     Operations and administration                                        75.5%               75.2%            0%
     Depreciation and amortization                                         9.8%               11.5%          (15)%
     Interest, net                                                         6.1%                4.8%           27%

Domestic Pawn Locations in Operation:
  Beginning of period                                                       337                 329
  Acquired                                                                    6                   1
  Established                                                                 6                  --
  Combined                                                                  (2)                  --
                                                                  --------------     ---------------
  End of period                                                             347                 330            5%
                                                                  ==============     ===============     ===============
  Average number of locations in
      operation during the period (a)                                       341                 329            4%
                                                                  ==============     ===============     ===============





(a) Averages based on accumulation of month-end balances and dividing aggregate total by total months in the period.

DOMESTIC PAWN OPERATIONS

     The following table sets forth selected financial data for the Company's domestic pawn operations as of June 30, 1997 and 1996 and for the six months then ended.

                                                                      1997                1996               Change
                                                                  --------------     ---------------     ---------------
                                                                            ($ in thousands)

Finance and service charge revenues                                     $38,901             $32,976           18%
Proceeds from disposition of merchandise                                 93,347              90,464            3%
                                                                  --------------     ---------------     ---------------
   Total Revenues                                                       132,248             123,440            7%

Cost of disposed merchandise                                             59,632              56,257            6%
                                                                  --------------     ---------------     ---------------

   Net Revenues                                                         $72,616             $67,183            8%
                                                                  --------------     ---------------     ---------------

Other Data:
  Annualized yield on loans                                                127%                128%           (1)%
  Average loan balance per
     average location in operation                                         $183                $158           16%
  Average pawn loan amount at end of
     period (not in thousands)                                              $73                 $70            4%
  Margin on disposition of merchandise                                    36.1%               37.8%           (4)%
  Annualized merchandise turnover                                          2.6X                2.2X           18%
  Average merchandise held for disposition
     balance per average location                                          $139                $159          (13)%



Expenses as a percentage of net revenues:
     Operations and administration                                        74.7%               74.3%            1%
     Depreciation and amortization                                         9.9%               11.1%          (11)%
     Interest, net                                                         6.0%                5.0%           20%

Domestic Pawn Locations in Operation:
  Beginning of period                                                       334                 327
  Acquired                                                                    6                   1
  Established                                                                10                   3
  Combined                                                                  (3)                 (1)
                                                                  --------------     ---------------
  End of period                                                             347                 330            5%
                                                                  ==============     ===============     ===============
  Average number of locations in
      operation during the period (a)                                       338                 329            3%
                                                                  ==============     ===============     ===============





(a) Averages based on accumulation of month-end balances and dividing aggregate total by total months in the period.

FOREIGN PAWN OPERATIONS

         The following tables set forth selected consolidated financial data for Harvey & Thompson and Svensk Pantbelaning as of June 30, 1997, and 1996 and for the three and six months period then ended.

         Balance sheet data for Harvey & Thompson has been translated from pounds sterling into U.S. dollars using the end of the period currency exchange rate of 1.665 at June 30, 1997 and 1.553 at June 30, 1996. Income statement data has been translated at an average exchange rate of 1.639 and 1.525 for the three month periods ending June 30, 1997, and 1996, respectively.

         Balance sheet data for Svensk Pantbelaning has been translated from Swedish Kronor into U.S. dollars using the end of the period currency exchange rate of 7.719 and 6.612 at June 30, 1997 and 1996 respectively. Income statement data has been translated at an average exchange rate of 7.710 and
6.730 for the three months ended June 30, 1997, and 1996, respectively.

                                                             Three Months Ended June 30,

                                                               1997            1996             Change
                                                           --------------  --------------     ------------
                                                                    ($ in thousands)
Income Statement Data:
     Total revenues                                               $6,094          $5,701         7%
     Net revenues                                                  5,783           5,463         6%
     Operating expenses                                            2,973           2,764         8%
     Income from operations                                        2,810           2,699         4%

Other Data:
     Annualized yield on loans                                       52%             57%        (9)%
     Average loan balance per
        average location in operation                               $903            $824         10%
     Average pawn loan amount at end of
        period (not in thousands)                                   $175            $173         1%
     Ending loan balance                                         $43,712         $39,395         11%

     Expenses as a percentage of net revenues:
         Operations and administration                             46.0%           45.7%         1%
         Depreciation and amortization                              5.4%            4.9%         10%
         Interest expense, net                                      9.8%           12.5%        (22)%


   Average number of locations in
     operation during the period (a)                                  48              46         4%


(a) Averages based on accumulation of month-end balances and dividing aggregate total by total months in the period.

         Income statement data for Harvey & Thompson for the six months ended June 30 has been translated from British pounds sterling into U.S. dollars at an average exchange rate of 1.636 for 1997, compared to 1.528 for 1996.

         Income statement data for Svensk Pantbelaning has been translated from Swedish Kronor into U.S. dollars at average exchange rates of 7.524 for 1997, compared to 6.751 for 1996.

                                                              Six Months Ended June 30,

                                                               1997            1996             Change
                                                           --------------  --------------     ------------
                                                                    ($ in thousands)
Income Statement Data:
     Total revenues                                              $12,329         $11,027         12%
     Net revenues                                                 11,762          10,585         11%
     Operating expenses                                            5,998           5,467         11%
     Income from operations                                        5,764           5,118         13%

Other Data:
     Annualized yield on loans                                       54%             56%        (4)%
     Average loan balance per
        average location in operation                               $902            $803         12%

     Expenses as a percentage of net revenues:
         Operations and administration                             45.6%           46.6%        (2)%
         Depreciation and amortization                              5.3%            5.1%         4%
         Interest expense, net                                      9.8%           13.2%        (26)%


   Average number of locations in
     operation during the period (a)                                  48              46         4%


(a) Averages based on accumulation of month-end balances and dividing aggregate total by total months in the period.


CHECK CASHING OPERATIONS

         The following table sets forth selected financial data for the Company's check cashing operations for the three and six months ended June 30, 1997.


                                                                Three Months        Six Months
                                                               ----------------  -----------------
                                                                        ($ in thousands)

     Total revenues                                                     $477           $1,361
     Operating expenses                                                  931            1,831
                                                                      ------           ------
     Loss from operations                                             $(454)           $(470)
                                                                      ======           ======

     Number of franchised
        check cashing locations                                          151              151


         The increase in the loss for the second quarter of 1997, over the first quarter of 1997, is due primarily to a reduction in revenue. Revenue levels declined in the second quarter as a result of lower check cashing fees, and the royalties thereon, due to the fact that the processing of income tax refund checks occurs primarily in the first quarter. Also contributing to the revenue decline were a reduction in the sale of check cashing franchises and the closing of Mr. Payroll's three owned check cashing locations. During the first half of 1997, the Company invested $2.6 million in the development of Mr. Payroll's new automated check cashing system. Management anticipates that marketing, development and operating costs will result in future losses from check cashing operations until Mr. Payroll generates sufficient revenue from its new automated check cashing system.


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

                                    PART II


Item 1.   LEGAL PROCEEDINGS

          See Note 5 of Notes to Consolidated Financial Statements

Item 2.   CHANGES IN SECURITIES

          On August 5, 1997, the Board of Directors announced a dividend of one common share purchase right payable to the holder of record of each share of the Company's common stock outstanding as of the close of business on August 19, 1997, pursuant to a Rights Agreement between the Company and ChaseMellon Shareholder Services, L.L.C., as Rights Agent. For a summary of the Rights, see the Company's Form 8-A for the registration of the Rights, as filed with the Securities and Exchange Commission on August 8, 1997.

Item 3.   DEFAULTS UPON SENIOR SECURITIES

          Not Applicable

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          On April 22, 1997, the Company's Annual Meeting of Shareholders was held. All of the nominees for director identified in the Company's Proxy Statement, filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, were elected at the meeting to hold office until the next Annual Meeting or until their successors are duly elected and qualified. The shareholders ratified the Company's selection of independent auditors. The shareholders voted on several proposed amendments to the Company's Articles of Incorporation, none of which was adopted. There was no other business brought before the meeting that required shareholder approval. Votes were cast in the matters described below as follows (there were no broker non-votes in matters
(a) and (b) below):

         (a)      Election of directors

                                                         For                    Withheld
                                                         ---                    --------

                  Jack R. Daugherty                  20,868,633                 1,400,028
                  A. R. Dike                         20,868,321                 1,400,340
                  Daniel R. Feehan                   20,867,533                 1,401,128
                  James H. Graves                    20,803,617                 1,465,044
                  B. D. Hunter                       20,865,885                 1,402,776
                  Timothy J. McKibben                20,804,011                 1,464,650
                  Alfred J. Micallef                 20,810,646                 1,458,015
                  Carl P. Motheral                   20,859,960                 1,408,701
                  Samuel W. Rizzo                    20,855,125                 1,413,536
                  Rosalin Rogers                     20,808,167                 1,460,494


         (b)      Ratification of Independent Auditors

                  For - 22,096,514
                  Against - 78,745
                  Abstain - 93,402

         (c)      Proposed amendments to Articles of Incorporation:

                  Proposed
                  Amendment*              For              Against                Abstain        Broker Non-Votes
                  ----------              ---              -------                -------        ----------------

                        1.              7,150,267          11,530,880            50,700              5,498,122
                        2.             12,535,199           5,812,228            64,395              5,818,147
                        3.              5,462,652          12,859,085            90,085              5,818,147
                        4.              5,554,522          12,754,481           102,819              5,818,147
                        5.              6,447,852          11,854,839           109,131              5,818,147

--------------------
         *  - Proposed Amendments:

         1. To provide for the classification of the board of directors into three classes of directors with staggered terms.

         2. To provide for a requirement that shareholders notify the Company of a nomination prior to any meeting.

         3. To provide for a limitation on who may call special meetings of shareholders.

         4. To provide for a minimum price and other matters, or a higher voting requirement, in connection with certain business combinations.

         5. To provide for preferred stock in the Company's authorized capital stock.

Item 5.   OTHER INFORMATION

          Not Applicable

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

               (a)  Exhibits

                    10.1 - Amendment to 1987 Stock Option Plan (With Stock Appreciation Rights) dated April 22,1997

                    27 -     Financial Data Schedule

               (b)  Reports on Form 8-K

                    The Company filed a Current Report on Form 8-K dated August 5, 1997 reporting the planned issuance of common share purchase rights to shareholders of record as of the close of business on August 19, 1997.

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

                        CASH AMERICA INTERNATIONAL, INC.
          -----------------------------------------------------------
                                  (Registrant)



                         BY: /S/ Thomas A. Bessant, Jr.
              ---------------------------------------------------

                             Thomas A. Bessant, Jr.
                           Senior Vice President and
                            Chief Financial Officer


                             Date: August 13, 1997

                               INDEX TO EXHIBITS


EXHIBIT
NUMBER                           DESCRIPTION
-------                          -----------

  10.1       Amendment to 1987 Stock Option Plan (With Stock Appreciation
             Rights) dated April 22,1997

  27         Financial Data Schedule
