Form 10-Q
period 1997-09-30
CASH AMERICA INTERNATIONAL INC
filed 1997-11-13
CIK 807884

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

For the quarterly period ended September 30, 1997

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

Yes     X                  No
      ----                        ----

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
24,413,171 common shares, $.10 par value, were outstanding as of October 31, 1997.

================================================================================

                        CASH AMERICA INTERNATIONAL, INC.

                                  INDEX TO 10-Q


PART I.  FINANCIAL STATEMENTS                                         Page
     Item 1. Financial Statements (Unaudited)

       Consolidated Balance Sheets - September 30, 1997
       and 1996 and December 31, 1996............................       1

       Consolidated Statements of Income - Three Months and
       Nine Months Ended September 30, 1997 and 1996.............       2

       Consolidated Statements of Stockholders' Equity -
       Nine Months Ended September 30, 1997 and 1996.............       3

       Consolidated Statements of Cash Flows -
       Nine Months Ended September 30, 1997 and 1996.............       4

       Notes to Consolidated Financial Statements................       5


     Item 2.  Management's Discussion and Analysis of
              Results of Operations and Financial Condition......       8


PART II.  OTHER INFORMATION......................................      21

SIGNATURE.........................................................     22

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)                                        (UNAUDITED)
--------------------------------------------------------------------------------

                                                                       September 30          December 31
                                                                    1997           1996          1996
                                                                -----------     ---------     ---------
ASSETS
     Current assets:
          Cash and cash equivalents                             $     3,781     $   1,368     $   1,334
          Loans                                                     116,391       104,561       107,679
          Merchandise held for disposition, net                      54,488        51,310        48,777
          Finance and service charges receivable                     17,564        14,451        15,248
          Prepaid expenses and other                                  8,506         4,826         5,293
          Deferred tax asset                                         13,098        12,255        11,643
                                                                -----------     ---------     ---------
                Total current assets                              2,118,828       188,771       189,974
     Property and equipment, net                                     64,140        60,797        62,818
     Intangible assets, net                                          65,677        61,731        66,065
                                                                -----------     ---------     ---------
     Other assets                                                     7,130        10,497         6,225
                Total assets                                    $   348,775     $ 321,796     $ 325,082
                                                                ===========     =========     =========

LIABILITIES AND STOCKHOLDERS' EQUITY

     Current liabilities:
          Accounts payable and accrued expenses                 $    15,295     $  10,104     $  13,959
          Customer deposits                                           4,151         3,684         2,955
          Income taxes currently payable                              4,390         3,491         3,776
          Current portion of long-term debt                           4,286         4,286         4,286
                                                                -----------     ---------     ---------
                Total current liabilities                            28,122        21,565        24,976

     Long-term debt:
          Bank lines of credit                                      117,608        70,689       100,365
          Notes payable, net of current portion                      41,429        45,714        45,714
                                                                -----------     ---------     ---------
                                                                    159,037       116,403       146,079
     Stockholders' equity:
          Common stock, $.10 par value per
            share, 80,000,000 shares authorized                       3,024         3,024         3,024
          Paid in surplus                                           122,116       121,878       121,878
          Retained earnings                                          85,306        70,092        75,973
          Notes receivable - stockholders                            (1,337)       (1,065)       (1,065)
          Foreign currency translation adjustment                    (2,958)       (3,454)         (386)
                                                                -----------     ---------     ---------
                                                                    206,151       190,475       199,424
          Less - shares held in treasury, at cost                    44,535        (6,647)      (45,397)
                                                                -----------     ---------     ---------
                Total stockholders' equity                          161,616       183,828       154,027
                                                                -----------     ---------     ---------
                Total liabilities and stockholders' equity      $   348,775     $ 321,796     $ 325,082
                                                                ===========     =========     =========
---------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)                 (UNAUDITED)
--------------------------------------------------------------------------------

                                                             Three Months Ended      Nine Months Ended
                                                                 September 30           September 30
                                                             -------------------   ---------------------
                                                               1997       1996        1997        1996
REVENUES
     Finance and service charge revenues                      $27,025    $24,344    $ 77,463    $ 67,676
     Proceeds from disposition of merchandise                  42,773     40,330     136,912     131,465
     Royalties and franchise fees                                 513          0       1,874           0
                                                              -------    -------    --------    --------
TOTAL REVENUES                                                 70,311     64,674     216,249     199,141

     Cost of disposed merchandise                              27,174     25,379      87,373      82,078
                                                              -------    -------    --------    --------
NET REVENUES                                                   43,137     39,295     128,876     117,063
                                                              -------    -------    --------    --------

OPERATING EXPENSES
     Operations                                                24,814     22,669      74,733      67,891
     Administration                                             5,818      4,596      17,080      14,188
     Amortization                                                 812        871       2,466       2,658
     Depreciation                                               3,101      3,114       9,490       9,324
                                                              -------    -------    --------    --------
          Total operating expenses                             34,545     31,250     103,769      94,061
                                                              -------    -------    --------    --------
INCOME FROM OPERATIONS                                          8,592      8,045      25,107      23,002

     Interest expense, net                                      2,998      2,341       8,555       7,078
     Other expense                                                105        184         256         671
                                                              -------    -------    --------    --------

INCOME BEFORE INCOME TAXES                                      5,489      5,520      16,296      15,253
     Provision for income taxes                                 2,047      2,057       6,053       5,810
                                                              -------    -------    --------    --------
NET INCOME                                                    $ 3,442    $ 3,463    $ 10,243    $  9,443
                                                              =======    =======    ========    ========

---------------------------------------------------------------------------------------------------------

Earnings per share - Fully diluted                            $  0.14    $  0.12    $   0.41    $   0.33

Weighted average shares - Fully diluted                        25,285     28,981      25,259      28,971

---------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Nine Months Ended September 30, 1997 and 1996
(In thousands, except share data)                                   (UNAUDITED)
--------------------------------------------------------------------------------

                                                                                                                         NOTES
                                              COMMON STOCK                                       TREASURY STOCK        RECEIVABLE
                                        -----------------------       PAID IN     RETAINED    --------------------       STOCK
                                         SHARES          AMOUNT       SURPLUS     EARNINGS     SHARES      AMOUNT       HOLDERS
                                        ----------     ---------     ----------    --------   ---------    --------     -------
Balance at
    December 31, 1996                   30,235,164     $   3,024     $ 121,878     $75,973    5,975,670    $(45,397)    $(1,065)

    Net income                                                                      10,243

    Dividends declared                                                                (910)

    Treasury shares acquired                                                                   144,294       (1,333)

    Treasury shares reissued                                               (75)               (287,763)       2,195

    Tax benefit from exercise
       of option shares                                                    313

    Increase in stockholders
       notes receivable                                                                                                   (272)

    Foreign currency
         translation adjustment
 Balance at                             ----------     ---------     ---------     -------    ---------    --------     -------
     September 30, 1997                 30,235,164     $   3,024     $ 122,116     $85,306    5,832,201    $(44,535)    $(1,337)
                                        ==========     =========     =========     =======    =========    ========     =======
----------------------------------------------------------------------------------------------------------------------------------
Balance at
    December 31, 1995                   30,235,164     $   3,024     $ 121,840     $61,727    1,495,285    $ (6,734) $   (1,071)

    Net income                                                                       9,443

    Dividends declared                                                              (1,078)

    Treasury shares reissued                                                27                  (19,615)         87
    Tax benefit from exercise
       of option shares                                                     11

    Reduction in stockholders
       notes receivable                                                                                                       6

    Foreign currency
         translation adjustment

Balance at                              ----------     ---------     ----------    --------   ---------    --------     -------
    September 30, 1996                  30,235,164     $   3,024     $ 121,878     $70,092    1,475,670    $ (6,647)    $(1,065)
                                        ==========     =========     =========     =======    =========    ========     =======

                                           FOREIGN
                                           CURRENCY
                                          TRANSLATION       TOTAL
                                          -----------     ---------
Balance at
    December 31, 1996                       $   (386)    $ 154,027

    Net income                                              10,243

    Dividends declared                                        (910)

    Treasury shares acquired                                (1,333)

    Treasury shares reissued                                 2,120

    Tax benefit from exercise
       of option shares                                        313

    Increase in stockholders
       notes receivable                                       (272)

    Foreign currency
         translation adjustment               (2,572)       (2,572)
                                             --------     ---------
Balance at
    September 30, 1997                      $ (2,958)    $ 161,616
                                             ========     =========
-------------------------------------------------------------------
Balance at
    December 31, 1995 21,840                $ (3,834)    $ 174,952

    Net income                                               9,443

    Dividends declared                                      (1,078)

    Treasury shares reissued                                   114

    Tax benefit from exercise
       of option shares                                         11

    Reduction in stockholders
       notes receivable                                          6

    Foreign currency
         translation adjustment                  380           380
                                            --------     ---------

Balance at
    September 30, 1996                      $ (3,454)    $ 183,828
                                            ========     =========



See notes to consolidated financial statements.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)                                                  (UNAUDITED)
--------------------------------------------------------------------------------

                                                                                           Nine Months Ended
                                                                                             September 30
                                                                                       --------------------------
                                                                                        1997               1996
CASH FLOWS FROM OPERATING ACTIVITIES
Reconciliation of Net Income to Net Cash
   Provided By Operating Activities:
     Net income                                                                        $10,243             $9,443
     Adjustments to reconcile net income to net
       cash provided by operating activities:
          Amortization                                                                   2,466              2,658
          Depreciation                                                                   9,490              9,324
          Increase in finance and service charges receivable                            (2,720)            (2,524)
          (Increase) decrease in merchandise held for disposition                       (4,917)             5,456
          Increase in prepaid expenses and other                                        (1,151)               (10)
          Increase in accounts payable and accrued expenses
          Increase in accounts payable and accrued expenses                              1,170                506
          Increase in layaway deposits, net                                              1,153                156
          Increase in income taxes payable                                               1,045                904
          Deferred taxes                                                                (1,923)                 2
                                                                                       -------             ------
     Net cash provided by operating activities                                          14,856             25,915
                                                                                       -------             ------
CASH FLOWS FROM INVESTING ACTIVITIES
Loans forfeited and transferred to merchandise held for disposition                     84,578             68,617
Loans repaid or renewed                                                                198,706            185,671
Loans made, including loans renewed                                                   (294,142)          (270,455)
                                                                                       -------             ------

          Net increase in loans                                                        (10,858)           (16,167)
Acquisitions                                                                            (5,324)              (799)
Net (advances to) payments from affiliates                                                (600)            (2,100)
Purchases of property and equipment                                                    (11,006)            (5,215)
Proceeds from sales of property and equipment                                                0                145
                                                                                       -------             ------
     Net cash used by investing activities                                             (27,788)           (24,136)
                                                                                       -------             ------

CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings (payments) under bank lines of credit                                    20,108             (2,880)
Payment on notes payable                                                                (4,286)                 0
Net payments on notes receivable stockholders                                              243                  6
Proceeds from issuance of stock, net                                                     1,605                114
Treasury shares acquired                                                                (1,333)                 0
Dividends paid                                                                            (910)            (1,078)
                                                                                       -------             ------
Other                                                                                                           0
     Net cash provided (used) by financing activities                                   15,427             (3,838)
                                                                                       -------             ------

Effect of exchange rate changes on cash                                                    (48)                (8)
                                                                                       -------             ------
Increase (decrease) in cash and cash equivalents                                         2,447             (2,067)
Cash and cash equivalents at beginning of period                                         1,334              3,435
                                                                                       -------             ------
Cash and cash equivalents at end of period                                              $3,781             $1,368
                                                                                        ======             ======

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

         The financial statements as of September 30, 1997 and 1996 and for the three months and nine months then ended are unaudited but, in management's opinion, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for such interim periods. Operating results for the three months and nine months are not necessarily indicative of the results that may be expected for the full fiscal year.

         Certain amounts in the consolidated statements of income for the three months and nine months ended September 30, 1996, have been reclassified to conform with the presentation format adopted in 1997. These reclassifications have no effect on the net income previously reported.

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

         The Company has a 49% interest in Express, a private entity which offers automobile and truck tires and wheels on a rent-to-own basis. In conjunction with its investment, the Company has entered into a revolving credit agreement with Express which provides for maximum borrowings of $4 million from the Company. Interest is payable quarterly at a rate reset monthly that is equivalent to LIBOR plus 4%. As of September 30, 1997, Express had borrowings outstanding of $3,000,000. The entire unpaid principal is due and payable on December 31, 1998. The amounts are included in other assets.


NOTE 3 - LONG-TERM DEBT

The Company's long-term debt at September 30 consisted of:

                                                                         1997                1996
------------------------------------------------------------------------------------------------------
                                                                           (In thousands)
Debt Obligations:
  U.S. Line of Credit up to $125 million
     due June 30, 2001                                                  $ 91,150           $ 41,400
  U.K. Line of Credit up to(pound)5 million
     due April 30, 1999                                                    2,019              1,409
  Swedish Line of Credit up to SEK 30 million
     due June 30, 1998                                                       -0-                -0-
  Swedish Kronor term loan
     due September 30, 2002                                               24,439             27,880
  8.33% senior unsecured notes due 2003                                   25,715             30,000
  8.14% senior unsecured notes due 2007                                   20,000             20,000
                                                                        --------           --------
                                                                         163,323            120,689
     Less current portion                                                  4,286              4,286
                                                                        --------           --------
        Total Long-Term Debt                                            $159,037           $116,403
                                                                        ========           ========

         Interest on the U.S. Line of Credit is paid quarterly at rates determined, at the Company's option of either the base rate as specified by the Agent Bank, or a margin over LIBOR, based on the Company's debt-to-total capital ratio, measured quarterly. As of September 30, 1997, the Company has the option of borrowing at LIBOR plus 1%. As of September 30, 1997, the Company has entered into two interest rate cap agreements of $20,000,000 each, that limits the maximum LIBOR interest rate to 6%, maturing on December 10, 1999 and September 18, 2000, respectively.

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

         The Company has entered into a floating-to-fixed interest rate exchange agreement on SEK 118,750,000 (approximately $15,688,995 as of September 30,
1997) at 10.94% through August 17, 1998. The effective rate of interest under the loan at September 30, 1997, was 8.93% after taking into account the interest rate exchange agreement.

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

         The following table discloses the impact of FAS128 on the Company's earnings per share for the three and nine months ended September 30, 1997 and 1996, respectively.



                                              Three Months Ended                  Nine Months Ended
                                                 September 30                       September 30
                                         -----------------------------        --------------------------
                                                                    (In thousands)
                                            1997             1996                1997            1996

Weighted average
  common shares outstanding                  24,279            28,759             24,238        28,750

Plus shares
  applicable to options                         943               171                788             7
                                             ------            ------             ------        ------

Adjusted weighted average
  shares outstanding                         25,222            28,930             25,026         28,757
                                             ======            ======             ======         ======

Net income                                   $3,442            $3,463            $10,243         $9,443

Basic earnings per share                       $.14              $.12               $.42           $.33

Diluted earnings per share                     $.14              $.12               $.41           $.33




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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
             AND FINANCIAL CONDITION

SUMMARY CONSOLIDATED FINANCIAL DATA

THIRD QUARTER ENDED SEPTEMBER 30, 1997 vs.
THIRD QUARTER ENDED SEPTEMBER 30, 1996
--------------------------------------------------------------------------------
     The following table sets forth selected unaudited, consolidated financial data with respect to the Company for the three months ended September 30, 1997 and 1996.

                                                 1997        1996      Change
                                               -------     -------     -------
                                                      ($ in thousands)
Finance and service charge revenues            $27,025     $24,344          11%
Proceeds from disposition of merchandise        42,773      40,330           6%
Royalties and franchise fees                       513        --          --
                                               -------     -------     -------
   Total Revenues                               70,311      64,674           9%

Cost of disposed merchandise                    27,174      25,379           7%
                                               -------     -------     -------
   Net Revenues                                $43,137     $39,295          10%
                                               -------     -------     -------

Other Data:
  Annualized yield on loans                         95%         96%         (1)%
  Average loan balance per
     average location in operation             $   284     $   266           7%
  Average pawn loan amount at end of
     period (not in thousands)                 $    96     $    94           2%
  Margin on disposition of merchandise            36.5%       37.1%         (2)%
  Average annualized merchandise turnover         2.1X        2.1X           0%
  Average merchandise held for disposition
     balance per average location              $   128     $   130          (2)%

  Expenses as a percentage of net revenues:
     Operations and administration                71.0%       69.4%          2%
     Depreciation and amortization                 9.1%       10.1%        (10)%
     Interest, net                                 6.9%        6.0%         15%

Pawn Locations in Operation:
  Beginning of period                              395         377
  Acquired                                           4           1
  Established                                        2           2
  Combined                                        --          --
                                               -------     -------     -------

  End of period                                    401         380           6%
                                               =======     =======     =======
  Average number of locations in
     operation during the period (a)               398         378           5%
                                               =======     =======     =======

(a) Averages based on accumulation of month-end balances and dividing aggregate total by total months in the period.

NINE MONTHS ENDED SEPTEMBER 30, 1997 vs
NINE MONTHS ENDED SEPTEMBER 30, 1996
--------------------------------------------------------------------------------

     The following table sets forth selected consolidated financial data with respect to the Company for the nine months ended September 30, 1997 and 1996.

                                                                 1997           1996         Change
                                                              ---------      ---------      ---------
                                                                   ($ in thousands)

Finance and service charge revenues                           $  77,463      $  67,676             14%
Proceeds from disposition of merchandise                        136,912        131,465              4%
Royalties and franchise fees                                      1,874
                                                              ---------      ---------      ---------
   Total Revenues                                               216,249        199,141              9%

Cost of disposed merchandise                                     87,373         82,078              6%
                                                              ---------      ---------      ---------
   Net Revenues                                               $ 128,876      $ 117,063             10%
                                                              ---------      ---------      ---------

Other Data:
  Annualized yield on loans                                          96%            97%            (1)%
  Average loan balance per
     average location in operation                            $     277      $     247             12%
  Average pawn loan amount at end of
     period (not in thousands)                                $      96      $      94              2%
  Margin on disposition of merchandise                             36.2%          37.6%            (4)%
  Average annualized merchandise turnover                          2.4X           2.1X             14%
  Average merchandise held for disposition
     balance per average location                             $     125      $     138             (9)%

  Expenses as a percentage of net revenues:
     Operations and administration                                 71.2%          70.1%             2%
     Depreciation and amortization                                  9.3%          10.2%            (9)%
     Interest, net                                                  6.6%           6.0%            10%

Pawn Locations in Operation:
  Beginning of period                                               382            373
  Acquired                                                           10              2
  Established                                                        12              7
  Combined                                                           (3)            (2)
                                                              ---------      ---------

  End of period                                                     401            380              6%
                                                              =========      =========      =========
  Average number of locations in
     operation during the period (a)                                390            376              4%
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

           The Company expanded its pawn operations over the 21-month period from December 31, 1995 through September 30, 1997 with the addition of 28 locations. Twenty locations were established, sixteen operating units were acquired, and eight locations were combined for a net addition of twenty-eight pawn operating units. At September 30, 1997, the Company operated 401 pawn units--352 in 15 states in the United States, 38 jewelry-only and loan-only units in the United Kingdom, and 11 loan-only and primarily jewelry-only units in Sweden.

     The Company expanded its check cashing operations on December 31, 1996, when it acquired the remaining 51% interest in Mr. Payroll Corporation. Mr. Payroll is a franchiser of check-cashing kiosks and service centers and a seller of automated check cashing machines. The 1997 financial statement periods include the revenues and expenses of Mr. Payroll. Previously, the Company recorded its 49% share of Mr. Payroll's losses in its consolidated financial statements under the equity method of accounting.

THIRD QUARTER ENDED SEPTEMBER 30, 1997 COMPARED TO THE
THIRD QUARTER ENDED SEPTEMBER 30, 1996

RESULTS OF OPERATIONS
         Finance and service charge revenues are impacted by changes in the average outstanding amount of pawn loans and the annualized yield on such loans. Finance and service charge revenues increased $2.7 million, or 11%, in the third quarter of 1997 over the third quarter of 1996 because of a same unit increase in the average balance of pawn loans outstanding of 9%, combined with the impact of units in operation for less than one year. While the consolidated average pawn loan amount only increased 2% to $96, the domestic average pawn loan amount increased 6% to $76. The domestic increase is primarily a reflection of the increase in the number of loans in the portfolio that have been extended or renewed which, historically, are larger loans. There was also a 9% increase in the number of outstanding pawn loans as of September 30, 1997, compared to September 30, 1996, reflecting a higher customer demand for pawn loans in both domestic and foreign markets.

         The consolidated annual loan yield, which represents a weighted average of the distinctive yields realized in the three countries in which the Company operates, decreased to 95% in the third quarter of 1997 from 96% in the third quarter of 1996. In its domestic operations, the Company had a decrease in its loan yield to 122% for the third quarter of 1997, compared to 124% for the third quarter of 1996. The decrease in the domestic loan yield can be attributed to a 15% increase in pawn loans at September 30, 1997, from the same period in 1996 which can have the effect of reducing the loan yield until revenues from these loans are fully realized. At September 30, 1997, same unit domestic pawn loan balances had increased 12% since September 30, 1996, with the additional 3% increase coming from new units. Internationally, the blended yield on average pawn loans outstanding decreased to 51% for the third quarter of 1997 from 56% for the same period in 1996. The decline was primarily the result of lower returns on unredeemed collateral disposed of at auction.

         Proceeds from the disposition of merchandise increased $2.4 million in the third quarter of 1997 over the third quarter of 1996. A 4% gain from same units (those in operation more than one year) combined with the impact of new units helped to offset a $.8 million decrease in proceeds from the disposition of scrap jewelry.

         The Company's margin on disposition of merchandise decreased to 36.5% in the third quarter of 1997, as compared to 37.1% for the third quarter of 1996. This decline in margin is due primarily to a lower margin on the disposition of scrap jewelry during the third quarter of 1997, compared to the same period of 1996, and the Company's continued emphasis on faster disposition of merchandise. The lower margin on the disposition of scrap jewelry in 1997 reflects a decline in the price of gold. The merchandise turnover rate remained constant at 2.1 times for both periods.

         Royalties and franchise fees revenue is generated from the Company's check cashing operations. The revenue consists of franchise fees for new check cashing franchises and royalties based on a percentage of check cashing fees from existing franchise operations.

         Operations and administration expense, as a percentage of net revenues, was 71.0% in the third quarter of 1997, compared to 69.4% for the same period in 1996. Total operations and administration expense increased $3.4 million in the third quarter of 1997, representing a 12% increase over the third quarter of 1996. Domestic pawn operations contributed $2.4 million of the increase, due primarily to higher personnel, occupancy costs and the development of a franchise program, while foreign operations contributed $.1 million and the consolidation of Mr. Payroll added $.9 million, to the increase.

         Depreciation and amortization as a percentage of net revenues decreased to 9.1% in the third quarter of 1997, from 10.1% in the third quarter of 1996, due to a moderation in the Company's expansion during the past twenty-one months.

         Net interest expense, as a percentage of net revenues, increased to 6.9% in the third quarter of 1997 from 6.0% in the third quarter of 1996. The dollar amount of interest expense increased by $.7 million, or 28%, due primarily to additional debt incurred in the fourth quarter of 1996 to repurchase 4.5 million shares of the Company's common stock. Average debt outstanding increased 33% to $157.9 million for the third quarter of 1997 as compared to $119.1 million for the third quarter of 1996. The Company's effective rate of interest paid on its debt decreased to 7.4% for the third quarter of 1997 from 7.8% for the third quarter of 1996.

         Included in other expense for the third quarter of 1997, is a $148,000 loss from the Company's affiliate. In the third quarter of 1996, the Company recorded a $236,000 loss from affiliates. The loss from affiliates in 1996 consisted of a loss from Express of $98,000 and a loss from Mr. Payroll of $138,000. As stated in Note 2, the Company obtained 100% ownership of Mr. Payroll on December 31, 1996, therefore the 1997 operations of Mr. Payroll are included in the Consolidated Financial Statements.

         The Company's consolidated effective income tax rate remained constant at 37% in the third quarter of 1997. The domestic effective tax rate decreased to 39%, in 1997, from 41% in 1996, primarily due to a lesser effect of non-deductible items on the Company's taxable income. The effective tax rate for the Company's foreign operations increased to 34% in the third quarter of 1997, from 32% in the third quarter of 1996.


NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THE
NINE MONTHS ENDED SEPTEMBER 30, 1996

RESULTS OF OPERATIONS

         Finance and service charge revenues increased $9.8 million, or 14%, in 1997 over 1996, primarily due to a same unit increase in the average outstanding amount of pawn loans of 13%, the impact of units in operation for less than one year, and a slight decrease in the annualized yield from 1996 to 1997.

         The consolidated annual loan yield, which represents a weighted average of the distinctive yields realized in the three countries in which the Company operates, decreased to 96% for the nine month period in 1997, from 97% for the same period in 1996. In its domestic operations, the annual loan yield for the nine months ended September 30, 1997 decreased to 125% from 126% for the same period in 1996, due primarily to increased average loan balances for the period. Internationally, the blended yield on average pawn loans outstanding decreased to 53% for the nine months ended September 30, 1997, from 56% for the corresponding period in 1996. The decline in the international yield resulted from a lower return on unredeemed collateral disposed of at auction.
         Proceeds from the disposition of merchandise increased $5.4 million, or 4%, during the first nine months of 1997, over the first nine months of 1996, primarily due to a 4% increase in same unit dispositions that was partially offset by a decrease in proceeds from the disposition of scrap jewelry, of $2.8 million.

         The Company's margin on disposition of merchandise decreased to 36.2% for the nine months ended September 30, 1997, from 37.6% for the same period in 1996. This decline in margin is due primarily to a lower margin on the disposition of scrap jewelry compared to the same period in 1996, and the Company's continued emphasis on faster disposition of merchandise. The lower margin on the disposition of scrap jewelry in 1997 reflects lower prices realized on the sale of pure gold in the open market. The merchandise turnover rate increased to 2.4 times in 1997 as compared to 2.1 times for 1996.

         Royalties and franchise fees revenue is generated from the Company's check cashing operations. The revenue consists of franchise fees for new check cashing franchises and royalties based on a percentage of check cashing fees from existing franchise operations.

         Operations and administration expense, as a percentage of net revenues, was 71.2% for the first nine months of 1997, compared to 70.1% for the corresponding period in 1996. Total operations and administration cost increased $9.7 million in the nine months ended September 30, 1997, over the nine month period ended September 30, 1996. Domestic pawn operations contributed $6.7 million of the increase, due primarily to higher personnel and occupancy costs, with foreign operations contributing $.5 million, and the consolidation of Mr. Payroll adding $2.5 million.

         Depreciation and amortization as a percentage of net revenues decreased to 9.3% of net revenues in the nine months ended September 30, 1997, from 10.2% in the same period in 1996, due to a moderation in the Company's expansion during the past twenty-one months.

         Net interest expense, as a percentage of net revenues, increased to 6.6% in the first nine months of 1997 from 6.0% in the first nine months of 1996. The dollar amount of interest expense increased by $1.5 million, or 21%, due primarily to additional debt incurred in the fourth quarter of 1996 to repurchase 4.5 million shares of the Company's common stock. Average debt outstanding increased 27% to $150.8 million in the nine month period ended

September 30, 1997 from $119.0 million for the same period in 1996. The Company's effective rate of interest paid on its debt decreased to 7.6% for the first nine months of 1997 from 8.0% for the first nine months of 1996.

         Included in other expense for the nine months ended September 30, 1997, is a $323,000 loss from the Company's affiliate, Express. In the nine months ended September 30, 1996, the Company recorded $766,000 in losses from its two affiliates (Express and Mr. Payroll). Of the $766,000 loss, Express had a loss of $388,000 and Mr. Payroll had a loss of $378,000. Effective December 31, 1996, the Company acquired 100% ownership in Mr. Payroll, therefore, its 1997 operations are included in the Consolidated Financial Statements.

         The Company's consolidated effective income tax rate decreased to 37% in the nine months ended September 30, 1997, from 38% in the comparable period in 1996. The domestic effective tax rate decreased to 39%, in 1997, from 41% in 1996, due in part to a $114,000 foreign dividend tax credit received in the second quarter of 1997. The Company's effective tax rate for the foreign operations remained constant at 34% for 1997 and 1996, respectively.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's cash flow and liquidity, in management's opinion, remains strong. Cash and cash equivalents increased $2.5 million to $3.8 million at September 30, 1997, from $1.3 million at December 31, 1996. The increase in cash and cash equivalents in the first nine months of 1997, was due to cash flows from operating activities of $14.9 million, and borrowings of $20.1 million in the bank lines of credit, proceeds from issuance of stock of $1.6 million and payments of $.2 million on notes receivable from stockholders. The funds generated were used to fund $11.0 million of property and equipment purchases (of which $3.5 million was expended for the development of Mr. Payroll's automated check cashing system), to pay $4.3 million on current maturities of long term debt, to acquire ten new pawn units for $5.3 million, to purchase $1.3 million of the Company's stock in open market transactions, to increase pawn loans by $10.9 million, to extend advances to an affiliate of $.6 million and to pay cash dividends of $.9 million.

         The Company expects to continue its plan of adding approximately 2 to 4 new pawn units during the remainder of 1997, which would add approximately 25 units in 1997. These additions may occur through new openings or acquisitions of existing locations. The Company also intends to invest in its check cashing operations through its wholly owned subsidiary, Mr. Payroll.


         On January 22, 1997, the Company announced that its Board of Directors had authorized management to purchase up to one million shares of its common stock in the open market. During the first nine months of 1997,

119,900 shares of the Company's common stock were repurchased and are now held as treasury shares.

         Management believes that borrowings available under its revolving credit facilities, (described in note 3), cash generated from operations and current working capital of $184 million should be sufficient to meet the Company's anticipated future capital requirements.


IMPACT OF FOREIGN CURRENCY EXCHANGE RATES

         The Company is subject to the risk of unexpected changes in foreign currency rates by virtue of its operations in the United Kingdom and Sweden. The Company's foreign assets, liabilities, and earnings are converted into U.S. dollars in accordance with generally accepted accounting principles for consolidation into the Company's financial statements. At September 30, 1997, the Company had recorded a cumulative reduction to stockholder's equity of $2.96 million as a result of fluctuations in foreign currency exchange rates. Future earnings and comparisons with prior periods reported by the Company may fluctuate depending on applicable currency exchange rates in effect during the periods.

DOMESTIC PAWN OPERATIONS

     The following table sets forth selected financial data for the Company's domestic pawn operations as of September 30, 1997 and 1996 and for the three months then ended.


                                                                1997        1996      Change
                                                              -------     -------     -------
                                                                   ($ in thousands)
Finance and service charge revenues                           $21,460     $18,654          15%
Proceeds from disposition of merchandise                       42,110      39,975           5%
                                                              -------     -------     -------
   Total Revenues                                              63,570      58,629           8%

Cost of disposed merchandise                                   26,686      25,159           6%
                                                              -------     -------     -------

   Net Revenues                                               $36,884     $33,470          10%
                                                              -------     -------     -------

Other Data:
  Annualized yield on loans                                       122%        124%         (2)%
  Average loan balance per
     average location in operation                            $   200     $   181          10%
  Average pawn loan amount at end of
     period (not in thousands)                                $    76     $    72           6%
  Margin on disposition of merchandise                           36.6%       37.1%         (1)%
  Annualized merchandise turnover                                2.1X        2.1X           0%
  Average merchandise held for disposition
     balance per average location                             $   144     $   148          (3)%



Expenses as a percentage of net revenues:
     Operations and administration                               73.5%       73.9%         (1)%
     Depreciation and amortization                                9.3%       11.1%        (16)%
     Interest, net                                                6.5%        4.9%         33%

Domestic Pawn Locations in Operation:
  Beginning of period                                             347         330
  Acquired                                                          3           1
  Established                                                       2           2
  Combined                                                       --          --
                                                              -------     ------      -------
  End of period                                                   352         333           6%
                                                              =======     =======     =======
  Average number of locations in
      operation during the period (a)                             349         331           5%
                                                              =======     =======     =======


(a) Averages based on accumulation of month-end balances and dividing aggregate total by total months in the period.

DOMESTIC PAWN OPERATIONS

     The following table sets forth selected financial data for the Company's domestic pawn operations as of September 30, 1997 and 1996 and for the nine months then ended.

                                                                 1997           1996         Change
                                                              ---------      ---------      ---------
                                                                     ($ in thousands)
Finance and service charge revenues                           $  60,361      $  51,630             17%
Proceeds from disposition of merchandise                        135,457        130,439              4%
                                                              ---------      ---------      ---------
   Total Revenues                                               195,818        182,069              8%

Cost of disposed merchandise                                     86,318         81,416              6%
                                                              ---------      ---------      ---------

   Net Revenues                                               $ 109,500      $ 100,653              9%
                                                              ---------      ---------      ---------

Other Data:
  Annualized yield on loans                                         125%           126%            (1)%
  Average loan balance per
     average location in operation                            $     189      $     166             14%
  Average pawn loan amount at end of
     period (not in thousands)                                $      76      $      72              6%
  Margin on disposition of merchandise                             36.3%          37.6%            (3)%
  Annualized merchandise turnover                                  2.4X           2.1X             14%
  Average merchandise held for disposition
     balance per average location                             $     141      $     156            (10)%



Expenses as a percentage of net revenues:
     Operations and administration                                 74.3%          74.1%             0%
     Depreciation and amortization                                  9.7%          11.1%           (13)%
     Interest, net                                                  6.2%           4.9%            27%

Domestic Pawn Locations in Operation:
  Beginning of period                                               334            327
  Acquired                                                            9              2
  Established                                                        12              5
  Combined                                                           (3)            (1)
                                                              ---------      ---------      ---------
  End of period                                                     352            333              6%
                                                              =========      =========      =========
  Average number of locations in
      operation during the period (a)                               342            330              4%
                                                              =========      =========      =========


(a) Averages based on accumulation of month-end balances and dividing aggregate total by total months in the period.

FOREIGN PAWN OPERATIONS

         The following tables set forth selected consolidated financial data for Harvey & Thompson and Svensk Pantbelaning as of September 30, 1997, and 1996 and for the three and nine month periods then ended.

         Balance sheet data for Harvey & Thompson has been translated from pounds sterling into U.S. dollars using the end of the period currency exchange rate of $1.6150 at September 30, 1997 and $1.565 at September 30, 1996, per pounds sterling, respectively. Income statement data has been translated at an average exchange rate of $1.623 and $1.555 per pounds sterling for the three month periods ending September 30, 1997, and 1996, respectively.

     Balance sheet data for Svensk Pantbelaning has been translated from Swedish Kronor into U.S. dollars using the end of the period currency exchange rate of
7.569 SEK per U.S. dollar and 6.635 SEK per U.S. dollar at September 30, 1997 and 1996 respectively. Income statement data has been translated at an average exchange rate of 7.80 SEK per U.S. dollar and 6.631 SEK per U.S. dollar for the three months ended September 30, 1997, and 1996, respectively.


                                                                Three Months Ended September 30,

                                                               1997            1996             Change
                                                           --------------  --------------     ------------
                                                                    ($ in thousands)
Income Statement Data:
     Total revenues                                               $6,028          $6,045         0%
     Net revenues                                                  5,717           5,825        (2)%
     Operating expenses                                            2,944           2,822         4%
     Income from operations                                        2,773           3,003        (8)%

Other Data:
     Annualized yield on loans                                       51%             56%        (9)%
     Average loan balance per
        average location in operation                               $901            $863         4%
     Average pawn loan amount at end of
        period (not in thousands)                                   $173            $178        (3)%
     Ending loan balance                                         $43,469         $41,420         5%

     Expenses as a percentage of net revenues:
         Operations and administration                             45.8%           43.7%         5%
         Depreciation and amortization                              5.7%            4.7%        21%
         Interest expense, net                                     10.2%           12.0%       (15)%


   Average number of locations in
     operation during the period (a)                                  49              47         4%


(a) Averages based on accumulation of month-end balances and dividing aggregate total by total months in the period.

         Income statement data for Harvey & Thompson for the nine months ended September 30 has been translated from British pounds sterling into U.S. dollars at an average exchange rate of $1.6316 per pound sterling for 1997, compared to $1.538 per pound sterling for 1996.

     Income statement data for Svensk Pantbelaning has been translated from Swedish Kronor into U.S. dollars at average exchange rates of 7.607 SEK per U.S. dollar for 1997, compared to 6.699 SEK per U.S. dollar for 1996.


                                                           Nine Months Ended September 30,

                                                                   1997            1996        Change
                                                                ---------       ---------      ------
                                                                    ($ in thousands)
Income Statement Data:
     Total revenues                                              $18,357         $17,072         8%
     Net revenues                                                 17,479          16,410         7%
     Operating expenses                                            8,942           8,289         8%
     Income from operations                                        8,537           8,121         5%

Other Data:
     Annualized yield on loans                                       53%             56%        (5)%
     Average loan balance per
        average location in operation                               $901            $829         9%

     Expenses as a percentage of net revenues:
         Operations and administration                             45.7%           45.6%         0%
         Depreciation and amortization                              5.5%            5.0%        10%
         Interest expense, net                                      9.9%           12.8%       (23)%


   Average number of locations in
     operation during the period (a)                                  48              46         4%



(a) Averages based on accumulation of month-end balances and dividing aggregate total by total months in the period.


CHECK CASHING OPERATIONS
         The following table sets forth selected financial data for the Company's check cashing operations for the three and nine months ended September 30, 1997.



                                                                  Three Months       Nine Months
                                                                  ------------       ----------
                                                                        ($ in thousands)
          Total revenues                                                 $713          $2,074
          Less cost of machines sold                                      177             177
                                                                          ---             ---
             Net revenues                                                 536           1,897
          Operating expenses                                            1,034           2,865
                                                                        -----           -----
          Loss from operations                                         $(498)          $(968)
                                                                       ======          ======


         The third quarter of 1997 loss is slightly higher than the loss for the second quarter of 1997, due primarily to increased operating expenses.

During the first nine months of 1997, the Company invested $3.6 million in the development of Mr. Payroll's new automated check cashing system. Management anticipates that marketing, development and operating costs will result in future losses from check cashing operations until Mr. Payroll generates sufficient revenues from the sale and operation of the automated check cashing system. During the third quarter of 1997, Mr. Payroll started marketing and completed the sale of initial automated check cashing machines, which generated a small amount of revenue.

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

               Not Applicable

Item 5.   OTHER INFORMATION

               Not Applicable

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

              10.1 Amendment to 1994 Long-Term Incentive Plan dated July
                   22, 1997


              10.2 Amended and Restated Executive Employment Agreements
                   between the Company and Messrs. Jack R. Daugherty and Daniel R. Feehan, each dated as of August 1, 1997

              27   Financial Data Schedule

         (b)  Reports on Form 8-k

              On August 8, 1997, the Company filed a Current Report on Form 8-K reporting the planned issuance of common share purchase rights to shareholders of record as of the close of business on August 19, 1997.

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

                             CASH AMERICA INTERNATIONAL, INC.
                             --------------------------------
                                       (Registrant)



                              BY: /S/ Thomas A. Bessant, Jr.
                              ------------------------------

                                  Thomas A. Bessant, Jr.
                                Senior Vice President and
                                 Chief Financial Officer


                                 Date: November 13, 1997

                                  EXHIBIT INDEX

Exhibit Number                     Description
--------------                     -----------

10.1                Amendment to 1994 Long-Term Incentive Plan dated July
                    22, 1997

10.2 Amended and Restated Executive Employment Agreements between the Company and Messrs. Jack R. Daugherty and
                   Daniel R. Feehan, each dated as of August 1, 1997

27                 Financial Data Schedule
