Form 10-K
period 1997-12-31
CASH AMERICA INTERNATIONAL INC
filed 1998-03-31
CIK 807884

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
  (MARK ONE)

       [X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                          THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997 OR

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

          Securities registered pursuant to Section 12(b) of the Act:

                                                           NAME OF EACH EXCHANGE
             TITLE OF EACH CLASS                            ON WHICH REGISTERED
             -------------------                           ---------------------
    Common Stock, $.10 par value per share                New York Stock Exchange

          Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock Purchase Rights

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  [X]     No  [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ].

     The aggregate market value of 23,755,626 shares of the registrant's common stock held by non-affiliates on March 3, 1998 was approximately $293,975,870.

     At March 3, 1998 there were 24,445,218 shares of the registrant's Common Stock, $.10 par value, issued and outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

The Registrant's Annual Report to Shareholders for the year ended December 31, 1997 and the definitive Proxy Statement pertaining to the 1998 Annual Meeting of Shareholders are incorporated herein by reference into Parts II and IV, and Part III, respectively.
================================================================================

                        CASH AMERICA INTERNATIONAL, INC.

                          YEAR ENDED DECEMBER 31, 1997

                               INDEX TO FORM 10-K


PART I  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 1
         Item 1.  Business  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 1
         Item 2.  Properties  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  13
         Item 3.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  15
         Item 4.  Submission of Matters to a Vote of Security Holders . . . . . . . . . . . . . . . . . . . . . . . .  15

PART II . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  16
         Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters . . . . . . . . . . . . . . .  16
         Item 6.  Selected Financial Data . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  16
         Item 7.  Management's Discussion and Analysis of Results of Operations and Financial Condition . . . . . . .  16
         Item 8.  Financial Statements and Supplementary Data . . . . . . . . . . . . . . . . . . . . . . . . . . . .  16
         Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure  . . . . . . .  16

PART III  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  16
         Item 10.  Directors and Executive Officers of the Registrant . . . . . . . . . . . . . . . . . . . . . . . .  16
         Item 11.  Executive Compensation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  16
         Item 12.  Security Ownership of Certain Beneficial Owners and Management . . . . . . . . . . . . . . . . . .  17
         Item 13.  Certain Relationships and Related Transactions . . . . . . . . . . . . . . . . . . . . . . . . . .  17

PART IV . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  17
         Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K . . . . . . . . . . . . . . . . .  17

                                   SIGNATURES

                                  INTRODUCTION

         Cash America International, Inc. (the "Company") was incorporated in Texas on October 4, 1984, to succeed to the business, assets and liabilities of a predecessor corporation formed one year earlier to engage in the pawnshop business. As of December 31, 1997, the Company owns pawnshops through wholly-owned subsidiaries in fifteen states and the United Kingdom and Sweden. The Company also provides check cashing services in twenty-one states through its wholly-owned subsidiary Mr. Payroll Corporation. The Company's principal executive offices are located at 1600 West Seventh Street, Fort Worth, Texas 76102, and its telephone number is (817) 335-1100. As used herein, the "Company" includes Cash America International, Inc. and its subsidiaries.

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

          The Company contracts for a pawn service charge to compensate it for the use of the funds advanced. The pawn service charge is typically calculated as a percentage of the loan amount based on the size and duration of the transaction, in a manner similar to which interest is charged on a loan, and has generally ranged from 12% to 300% annually, as permitted by applicable state pawnshop laws. The pledged property is held through the term of the transaction, which, in the Company's domestic operations, is generally one month with an automatic sixty-day redemption period unless otherwise earlier repaid, renewed or extended. (For pawn service charges and transaction periods applicable to the Company's foreign operations, see "Business--Regulation." ). A majority of the amounts advanced by the Company are paid in full, together with accrued service charges, or are renewed or extended through payment of accrued service charges. For the years 1995, 1996, and 1997, loans repaid or renewed as a percentage of loans made were 71.0%, 68.5%, and 67.2% respectively. In the event that the borrower does not redeem his pawned goods, the unredeemed collateral is forfeited and becomes merchandise available for disposition by the Company.

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

         Pursuant to the Company's business expansion strategy, the Company added a net 33 locations in 1995, 9 locations in 1996, and 19 locations in 1997. Of these net 61 locations added, 20 were acquisitions in individual purchase transactions and 53 were start-ups, while 12 locations were either closed or combined. As of December 31, 1997, the Company had 352 domestic and 49 foreign operating locations. The Company plans to continue to expand its operating locations through new start-ups and acquisitions.

         While the Company's primary business involves the acquisition, establishment and operation of pawnshops, it also provides check cashing services through its wholly-owned subsidiary Mr. Payroll Corporation ("Mr. Payroll"). At December 31, 1997, Mr. Payroll's system of manned check cashing centers consists of 145 units operated by independent franchisees in twenty-one states. Mr. Payroll earns franchise fees from the sale of check cashing franchises and royalties from franchisees based on a percentage of the gross revenue from a franchisee's check cashing business. In addition, Mr. Payroll has recently developed an automated check cashing system, and it deployed its first check cashing machine ("CCM") in June 1997. At December 31, 1997, it had deployed twenty-one CCM's. Mr. Payroll markets and sells CCM's to a variety of end users, including financial institutions and retailers. It contracts with the end user to provide check cashing services and in consideration receives payments from the end user equal to a portion of the fees associated with such activities. Mr. Payroll employs 47 employees as of December 31, 1997. For additional information concerning Mr. Payroll and the relation of its financial condition and results of operations to that of the Company, see Note 4 and Note 14 of Notes to Consolidated Financial Statements in the Annual Report which is incorporated herein by reference.

LENDING FUNCTION

         The Company is engaged primarily in the business of lending money on the security of pledged goods. The pledged goods are generally tangible personal property other than securities or printed evidences of indebtedness and generally consist of jewelry, tools, televisions and stereos, musical instruments, firearms, and other miscellaneous items. (In the Company's foreign operations, the pledged goods predominately consist of jewelry.) The pledged tangible personal property is intended to provide security to the Company for the repayment of the amount advanced plus accrued pawn service charges. Pawn loans are made without personal liability to the borrower. Because the loan is made without the borrower's personal liability, the Company does not investigate the creditworthiness of the borrower, but relies on the pledged personal property, and the possibility of its forfeiture, as a basis for its lending decision. The Company contracts for a pawn service charge as compensation for the use of the funds advanced. Pawn service charges contributed approximately 52% of the Company's net revenues (total revenues less cost of disposed merchandise) in 1995, 57% in 1996 and 59% in 1997.

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

         With regard to the Company's foreign operations, the amount that the pawnshop is willing to finance in a pledge of jewelry is typically based on a fixed amount per gram of the gold or silver content of the pledged property plus additional amounts for diamonds and other features which, in the unit management's assessment, enhance the market value of the pledged property. Declines in gold and silver prices historically have resulted in a reduction of the amount that the pawnshop is willing to lend against an item, which reduces the amount of the pawnshop's loan portfolio and related pawn service charge revenue. The pawn loans are made for a term of six months with an approximate annual yield in 1997 of 52%. The collateral is held through the term of the loan, and, in the event that the loan is not repaid or renewed on or before maturity, the unredeemed collateral is disposed of at auction or privately.

         The recovery of the amount advanced, as well as realization of a profit on disposition of merchandise, is dependent on the Company's initial assessment of the property's estimated disposition value. Improper assessment of the disposition value of the collateral in the lending function can result in reduced marketability of the property and disposition of the merchandise for an amount less than the amount advanced. However, the Company historically has experienced profits from the disposition of such merchandise. Declines in gold and silver prices generally will also reduce the disposition value of jewelry items acquired in pawn transactions and could adversely affect the Company's
ability to recover the carrying cost of the acquired collateral.   For 1995,
1996 and 1997, the Company experienced gross profit margins on dispositions of such merchandise of 42%, 38%, and 36% respectively.

         At December 31, 1997, the Company had approximately 1,137,000 outstanding loans totaling $112,240,000, for an average of $99 per loan.

         Presented below is information with respect to pawn loans made, acquired, repaid and forfeited for the years ended December 31, 1995, 1996 and 1997:

                                                                                          Year Ended December 31,
                                                                                ---------------------------------------
                                                                                  1995           1996           1997
                                                                                --------       --------        --------
                                                                                           ($ in thousands)
                 Loans made  . . . . . . . . . . . . . . . . . . . . .          $319,733       $365,852        $391,216

                 Loans acquired  . . . . . . . . . . . . . . . . . . .               362          1,020           1,520

                 Loans repaid  . . . . . . . . . . . . . . . . . . . .          (180,726)      (207,297)       (227,114)

                 Loans renewed.  . . . . . . . . . . . . . . . . . . .           (46,130)       (43,141)        (38,548)

                 Loans forfeited:

                      Available for disposition  . . . . . . . . . . .           (79,542)       (91,501)       (109,318)

                      Disposed of at auction . . . . . . . . . . . . .            (5,966)        (6,402)         (8,945)

                 Effect of exchange rate translation . . . . . . . . .             1,956          1,366          (4,250)
                                                                                --------       --------        --------


                      Net increase in pawn loans outstanding at end of            $9,687        $19,897          $4,561
                                                                                ========        =======        ========
                 Loans repaid or renewed as a percent of loans made  .              71.0%          68.5%           67.2%
                                                                                ========        =======        ========


MERCHANDISE DISPOSITION FUNCTION

         The Company engages in the disposition of merchandise acquired when a pawn loan is not repaid, when used goods are purchased from the general public and when new merchandise is acquired from vendors. New goods consist primarily of accessory merchandise which enhances the marketability of existing merchandise, such as tools, consumer electronics and new jewelry items purchased during the Christmas selling season. For the year ended December 31, 1997, $129,975,000 of merchandise was added to merchandise held for disposition, of which $109,318,000 was from loans not repaid and $17,870,000 was purchased from vendors, customers and through acquisitions of pawnshops.

         The Company does not provide its customers with warranties on used merchandise purchased from the Company. The Company permits its customers to purchase merchandise on a layaway plan whereby the customer agrees to purchase an item by making an initial cash deposit representing a small part of the disposition price and making additional, non-interest bearing payments of the balance of the disposition price in accordance with a specified schedule. The Company then segregates the item and holds it until the disposition price is paid in full. Should the customer fail to make a required payment, the item is placed with the other merchandise held for disposition. At December 31, 1997, the Company held approximately $3,740,000 in customer layaway deposits.

         The Company provides an allowance for shrinkage and valuation of its merchandise based on management's evaluation. Management's evaluation takes into consideration historical shrinkage, the quantity and age of slow-moving merchandise on hand and markdowns necessary to liquidate slow-moving merchandise. At December 31, 1997, total merchandise on hand was $53,468,000, after deducting an allowance for shrinkage and valuation of merchandise of $2,158,000.

OPERATIONS

         Unit Management

         Each location has a unit manager who is responsible for supervising its personnel and assuring that it is managed in accordance with Company guidelines and established policies and procedures. Each unit manager reports to a Market Manager who typically oversees approximately ten unit managers.
As of December 31, 1997, the Company has three geographic operating divisions in the United States, each of which is managed by a Division Senior Vice President. Each Market Manager reports to a Division Vice President. The Harvey & Thompson and Svensk Pantbelaning chains follow a similar management organization, with a Managing Director overseeing each of these operations.

         Trade Name

         The Company operates its pawnshops under the trade name "Cash America Pawn" in the U.S., "Harvey & Thompson Pawnbrokers" in the U.K., and "Svensk Pantbelaning" in Sweden. The Company has registered the "Cash America" mark and descriptive logos and phrases with the United States Patent and Trademark Office.

         Personnel

         The Company employs approximately 2,787 employees as of December 31, 1997. Of the total employees, approximately 233 were in executive, administrative, clerical and accounting functions.

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

         The Company's expansion has not only been in acquiring previously owned pawnshops, but also in establishing new locations. After a suitable location has been found and a lease and license are obtained, the new location can be ready for business within four to six weeks, with completion of counters, vaults and security system and transfer of merchandise from other locations. The approximate start-up costs, defined as the investment in property and equipment, for recently established pawnshops have ranged from $130,000 to $250,000, with an average cost per location of approximately $180,000 in 1997. This amount does not include merchandise transferred from other locations, funds to advance on pawn loans and operating expenses.

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

REGULATION

         The Company's pawnshop operations are subject to extensive regulation, supervision and licensing under various federal, state and local statutes, ordinances and regulations in the sixteen states and two foreign countries in which it operates. (For a geographic breakdown of operating locations, see "Properties.") Set forth below is a summary of the state pawnshop regulations in those states containing a preponderance of the Company's domestic operating locations.

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

         The Texas Pawnshop Act prescribes the stratified loan amounts and the maximum allowable rates of service charge that pawnbrokers in Texas may charge for the lending of money within each stratified range of loan amounts. That is, the Texas law establishes the maximum allowable service charge rates based on the amount financed per pawn loan. The maximum allowable pawn service charges under the Texas Pawnshop Act for the various stratified loan amounts for the fiscal years ended June 30, 1996, 1997 and 1998 are as follows:


        Year Ended June 30, 1996                   Year Ended June 30, 1997                       Year Ended June 30, 1998
------------------------------------       ------------------------------------         ----------------------------------------
                            Maximum                                     Maximum                                         Maximum
     Amount                 Allowable        Amount                    Allowable         Amount                        Allowable
    Financed                 Annual         Financed                    Annual          Financed                         Annual
    Per Pawn               Percentage       Per Pawn                  Percentage        Per Pawn                       Percentage
      Loan                    Rate            Loan                       Rate             Loan                            Rate
      ----                    ----            ----                       ----             ----                            ----
$   1 to $  129  . . . . .    240%       $1 to $  132    . . . . . .     240%         $1 to $  135      . . . . . .       240%
  130 to    430  . . . . .    180       133 to    440    . . . . . .     180         136 to    450      . . . . . .       180
  431 to  1,290  . . . . .     30       441 to  1,320    . . . . . .      30         451 to  1,350      . . . . . .        30
1,291 to 10,750  . . . . .     12     1,321 to 11,000    . . . . . .      12       1,351 to 11,250      . . . . . .        12

These rates are reviewed and established annually. The maximum allowable service charge rates were established and have not been revised since 1971 when the Texas Pawnshop Act was enacted. Since 1981, the ceiling amounts for stratification of the loan amounts to which these rates apply have been revised each July 1 in relation to the Consumer Price Index. The Texas Pawnshop Act also prescribes the maximum allowable pawn loan. Under current Texas law, a pawn loan may not exceed $11,250. In addition to establishing maximum allowable service charge rates and loan ceilings, the Texas Pawnshop Act also provides for the licensing of pawnshops and pawnshop employees. To be eligible for a pawnshop license in Texas, an applicant must (i) be of good moral character, (ii) have net assets of at least $150,000 readily available for use in conducting the business of each licensed pawnshop, (iii) show that the pawnshop will be operated lawfully and fairly in accordance with the Texas Pawnshop Act, (iv) show that the applicant has the financial responsibility, experience, character, and general fitness to command the confidence of the public in its operations, and (v) in the case of a business entity, the good moral character requirement shall apply to each officer, director and holder of 5% or more of the entity's outstanding shares.

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

                                                     Maximum
       Amount                                       Allowable
      Financed                                       Annual
      Per Pawn                                     Percentage
          Loan                                          Rate
    ---------------                               -------------
$    1 to    $    150        ...............          240%
   151 to         250        ...............          180
   251 to         500        ...............          120
   501 to       1,000        ...............           60
 1,001 to      25,000        ...............           36

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

         Pawnbrokers in the United Kingdom are licensed and regulated by the Office of Fair Trading (the "OFT") pursuant to the Consumer Credit Act 1974. Licenses are valid for five years, subject to possible revocation, suspension, or variance by the OFT. Unlike most state statutes in the United States governing pawnbrokers, the Consumer Credit Act 1974 and the regulations promulgated thereunder do not specify a maximum allowable interest rate chargeable by pawnbrokers in the United Kingdom. Rather, the statute prohibits pawnbrokers from entering into "extortionate credit bargains" with customers. Currently, the Company typically charges a rate of six percent (6%) per month.

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

EXECUTIVE OFFICERS

         The following sets forth, as of February 23, 1998, certain data concerning the executive officers of the Company, all of whom are elected on an annual basis. There is no family relationship between any of the executive officers.

                Name                 Age                              Position
         -----------------------     ---        -----------------------------------------------------------
         Jack R. Daugherty           50         Chairman of the Board and Chief Executive Officer
         Daniel R. Feehan            47         President, Chief Operating Officer and Director
         James H. Kauffman           53         President - Cash America Pawn
         Michael C. Stinson          51         President - Mr. Payroll Corporation
         Robert D. Brockman          43         Executive Vice President - Administration
         Michael D. Gaston           53         Executive Vice President - Business Development
         Thomas A. Bessant, Jr.      39         Senior Vice President - Chief Financial Officer and Treasurer
         William R. Horne            54         Senior Vice President - Information Technology
         Hugh A. Simpson             38         Senior Vice President - General Counsel and Secretary
         William J. White            57         Senior Vice President - Public and Governmental Relations

         Jack R. Daugherty has been Chairman of the Board and Chief Executive Officer of the Company since its founding in 1984. Mr. Daugherty has owned and operated pawnshops since 1971.

         Daniel R. Feehan has been President and Chief Operating Officer since January 1990.

         James H. Kauffman joined the Company in July 1996 as Executive Vice President - Chief Financial Officer and has served as President-Cash America Pawn since July 1997. Prior to that, he served as President of Keystone Steel & Wire Company, a wire products manufacturer, from July 1991 to June 1996.

         Michael C. Stinson has served as President of Mr. Payroll Corporation since 1990. Mr. Payroll Corporation became a wholly-owned subsidiary of the Company effective December 31, 1996, and Mr. Stinson became an executive officer of the Company in July 1997.

         Robert D. Brockman joined the Company in July 1995 as Executive Vice President-Administration. Prior to that, he served as Vice President - Human Resources of THORN Americas, Inc., the operator of the Rent-A-Center chain of rent- to-own stores, from December 1986 to June 1995.

         Michael D. Gaston joined the Company in April 1997 as Executive Vice President-Business Development. Prior to joining the Company, Mr. Gaston served as President of the Gaston Corporation, a private consulting firm, from 1984 to April 1997, and Executive Vice President of Barclay & Evergreen, an advertising and consulting agency, from 1991 to April 1997.

         Thomas A. Bessant, Jr. joined the Company in May 1993 as Vice President-Finance and Treasurer and has served as Senior Vice President, Chief Financial Officer and Treasurer since July 1997. Prior to joining the Company, Mr. Bessant was a Senior Manager in the Corporate Finance Consulting Services Group of Arthur Andersen & Co., S. C. in Dallas, Texas from June 1989. Prior to that time, Mr. Bessant was Vice President in the Corporate Banking Division of NCNB Texas, N.A., and its predecessor banking corporations, beginning in 1981.

         William R. Horne joined the Company in February 1991 as Vice President-MIS and has served as Senior Vice President-Information Technology since July 1997.

         Hugh A. Simpson joined the Company in December 1990 as Vice President and General Counsel. In April 1991, Mr. Simpson was elected Vice President - General Counsel and Secretary, and he has served as Senior Vice President, General Counsel and Secretary since July 1997.

         William J. White joined the Company in March 1988. In April 1993, Mr. White was elected Vice President-Public and Governmental Relations and he has served as Senior Vice President, Public and Governmental Relations since July 1997.

ITEM 2.  PROPERTIES

         As of March 10, 1998 the Company owns the real estate and buildings for 16 of its pawnshop locations. Since May 1992, the Company's headquarters have been located in a nine-story building adjacent to downtown Fort Worth, Texas. The Company purchased the building in January 1992. All of the Company's other locations are leased from unaffiliated parties under non-cancelable operating leases.

         The following table sets forth, as of March 10, 1998, the geographic markets served by the Company and the number of locations in such markets in which it presently operates.

                                                                                           Number of Locations
                                                                                                     in Area
                                                                                          ------------------------------
          TEXAS:
                 Houston  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         45
                 Central/South Texas  . . . . . . . . . . . . . . . . . . . . . . . . . . .         38
                 Dallas/Fort Worth  . . . . . . . . . . . . . . . . . . . . . . . . . . . .         37
                 West Texas . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         14
                 Rio Grande Valley  . . . . . . . . . . . . . . . . . . . . . . . . . . . .         12
                                                                                                  ----
                         Total Texas    . . . . . . . . . . . . . . . . . . . . . . . . . .        146
                                                                                                   ---

         FLORIDA:
                 Tampa/St. Petersburg . . . . . . . . . . . . . . . . . . . . . . . . . . .         15
                 Orlando  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         14
                 Jacksonville . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         10
                 Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         19
                                                                                                   ---
                     Total Florida  . . . . . . . . . . . . . . . . . . . . . . . . . . . .         58
                                                                                                   ---

         GEORGIA:
                 Atlanta  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         15
                 Savannah . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          5
                 Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          2
                                                                                                   ---
                     Total Georgia  . . . . . . . . . . . . . . . . . . . . . . . . . . . .         22
                                                                                                   ---

         TENNESSEE:
                 Memphis  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         17
                 Nashville  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          5
                                                                                                   ---
                     Total Tennessee  . . . . . . . . . . . . . . . . . . . . . . . . . . .         22
                                                                                                    --

         OKLAHOMA:
                 Oklahoma City  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         10
                 Tulsa  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          6
                 Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          1
                                                                                                   ---
                     Total Oklahoma   . . . . . . . . . . . . . . . . . . . . . . . . . . .         17
                                                                                                   ---

         LOUISIANA:
                 New Orleans  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          9
                 Baton Rouge  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          3
                 Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          7
                                                                                                   ---
                     Total Louisiana  . . . . . . . . . . . . . . . . . . . . . . . . . . .         19
                                                                                                   ---

         INDIANA:
                 Indianapolis . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         10
                 Fort Wayne . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          3
                 Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          1
                                                                                                   ---
                     Total Indiana  . . . . . . . . . . . . . . . . . . . . . . . . . . . .         14
                                                                                                   ---

         MISSOURI:
                 Kansas City  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         11
                 St. Louis  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          5
                                                                                                   ---
                     Total Missouri   . . . . . . . . . . . . . . . . . . . . . . . . . . .         16
                                                                                                   ---

         KENTUCKY:
                 Louisville . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          9
                                                                                                   ---

         ALABAMA:
                 Mobile . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          5
                 Birmingham . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          3
                 Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          1
                                                                                                   ---
                     Total Alabama  . . . . . . . . . . . . . . . . . . . . . . . . . . . .          9
                                                                                                   ---

         NORTH CAROLINA:
                 Charlotte  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          6
                 Greensboro/Winston Salem . . . . . . . . . . . . . . . . . . . . . . . . .          4
                                                                                                   ---
                     Total North Carolina   . . . . . . . . . . . . . . . . . . . . . . . .         10
                                                                                                  ----

         SOUTH CAROLINA:
                 Charleston . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          5
                 Greenville . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          2
                                                                                                   ---
                     Total South Carolina   . . . . . . . . . . . . . . . . . . . . . . . .          7
                                                                                                   ---

         COLORADO:
                 Denver . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          1
                                                                                                   ---

         OHIO:
                 Cincinnati . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          6
                                                                                                   ---

         UTAH:
                 Salt Lake City . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          6
                                                                                                   ---

         ILLINOIS:
                 Chicago  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          2
                 Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          1
                                                                                                   ---
                     Total  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          3
                                                                                                   ---
                     Total United States  . . . . . . . . . . . . . . . . . . . . . . . . .        365
                                                                                                   ---

         UNITED KINGDOM:
                 London . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         26
                 Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         14
                                                                                                   ---
                     Total United Kingdom   . . . . . . . . . . . . . . . . . . . . . . . .         40
                                                                                                   ---

         SWEDEN:
                 Stockholm  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          4
                 Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          7
                                                                                                   ---
                     Total Sweden   . . . . . . . . . . . . . . . . . . . . . . . . . . . .         11
                                                                                                   ---

                 GRAND TOTAL  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        416
                                                                                                   ===


         The Company considers its equipment, furniture and fixtures and owned buildings to be in good condition. The Company has its own construction supervisors who engage local contractors to selectively remodel and upgrade its domestic pawnshop facilities throughout the year.

         The Company's leases typically require the Company to pay all maintenance costs, insurance costs and property taxes. For additional information concerning the Company's leases see Note 15 of Notes to Consolidated Financial Statements in the Annual Report which is incorporated herein by reference.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to the Company's security holders during the fourth quarter ended December 31, 1997.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Information contained under the caption "Common Stock Data" in the Annual Report is incorporated herein by reference in response to this Item 5.

ITEM 6.  SELECTED FINANCIAL DATA

         Information contained under the caption "Six Year Summary of Selected Financial Data" in the Annual Report is incorporated herein by reference in response to this Item 6.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

         Information contained under the caption "Management's Discussion and Analysis of Results of Operations and Financial Condition" in the Annual Report is incorporated herein by reference in response to this Item 7.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Financial Statements including Notes To Consolidated Financial Statements and Income Statement Quarterly Data for the Company are contained in the Annual Report and are incorporated herein by reference in response to this
Item 8.

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

         CONSOLIDATED FINANCIAL STATEMENTS:

                 Consolidated Balance Sheets as of December 31, 1997 and 1996.

                 Consolidated Statements of Income for the years ended December 31, 1997, 1996 and 1995.

                 Consolidated Statements of Stockholders' Equity for the years ended December 31, 1997, 1996 and 1995.

                 Consolidated Statements of Cash Flows for the years ended December 31, 1997, 1996 and 1995.

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

         (3) The exhibits filed in response to Item 601 of Regulation S-K are listed in the Exhibit Index on pages 22 through 24.

         (4) During the fourth quarter ended December 31, 1997, the Company did not file any reports on Form 8-K.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 27, 1998.

                                        CASH AMERICA INTERNATIONAL, INC.



                                                   By:        /s/ JACK R. DAUGHERTY
                                                      ------------------------------------------
                                                                  Jack R. Daugherty
                                                            Chairman of the Board and
                                                            Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on March 27, 1998 on behalf of the registrant and in the capacities indicated.

                 Signature                                  Title                                   Date
                 ---------                                  -----                                   ----
           /s/ JACK R. DAUGHERTY                   Chairman of the Board and                  March 27, 1998
-------------------------------------------
               Jack R. Daugherty                      Chief Executive Officer
                                                   (Principal Executive Officer)



           /s/ DANIEL R. FEEHAN                    President, Chief Operating                 March 27, 1998
---------------------------------------------
               Daniel R. Feehan                       Officer and Director



           /s/ THOMAS A. BESSANT, JR.              Senior Vice President -                    March 27, 1998
-------------------------------------------
               Thomas A. Bessant, Jr.                 Chief Financial Officer
                                                            and Treasurer
                                                   (Principal Financial and
                                                      Accounting  Officer)



                    /s/ A. R. DIKE                       Director                           March 27, 1998
--------------------------------------------
                   A. R. Dike

            /s/ JAMES H. GRAVES                             Director                           March 27, 1998
--------------------------------------------
               James H. Graves



                 /s/ B. D. HUNTER                           Director                           March 27, 1998
---------------------------------------------------
                   B. D. Hunter



           /s/TIMOTHY J. McKIBBEN                           Director                          March 27, 1998
----------------------------------------
              Timothy J. McKibben



           /s/ ALFRED M. MICALLEF                           Director                          March 27, 1998
-------------------------------------
               Alfred M. Micallef



            /s/ CARL P. MOTHERAL                            Director                          March 27, 1998
-------------------------------------------
                Carl P. Motheral



           /s/ SAMUEL W. RIZZO                              Director                          March 27, 1998
---------------------------------------------
             Samuel W. Rizzo



          /s/ ROSALIN ROGERS                                Director                          March 27, 1998
--------------------------------------------
              Rosalin Rogers

                       REPORT OF INDEPENDENT ACCOUNTANTS




To the Board of Directors and Stockholders
  Cash America International, Inc.

         Our report on the consolidated financial statements of Cash America International, Inc. and Subsidiaries, which includes an explanatory paragraph related to a change in accounting principle, has been incorporated by reference in this Form 10-K from page 30 of the 1997 Annual Report to Stockholders of Cash America International, Inc. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in Item 14 of this Form 10-K.

         In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.




COOPERS & LYBRAND L.L.P.




Fort Worth, Texas
January 20, 1998

                        CASH AMERICA INTERNATIONAL, INC.

               SCHEDULE II--ALLOWANCE FOR VALUATION OF INVENTORY

                  For the Three Years Ended December 31, 1997


                                                                           Additions
                                                               ------------------------------



                                                   Balance                                                       Balance
                                                     at           Charged         Charged                        at End
                                                  Beginning         to               to                            of
 Description                                      of Period       Expense          Other         Deductions(a)   Period
 -----------                                      ---------       -------          -----         -------------   ------

                                                                                   ($ in
                                                                                 thousands)
 Year Ended:
  December 31, 1997........................        $2,078         $1,359           $ -0-            $1,279       $ 2,158
                                                   ======         ======           =====            ======       =======
  December 31, 1996........................        $2,372         $1,701           $ -0-            $1,995       $ 2,078
                                                   ======         ======           =====            ======       =======
  December 31, 1995........................        $2,514         $1,394           $ -0-            $1,536       $ 2,372
                                                   ======         ======           =====            ======       =======

_______________________________

(a) Deducted from allowance for write-off or other disposition of inventory.

                                EXHIBIT INDEX

         The following documents are filed as a part of this report. Those exhibits previously filed and incorporated herein by reference are identified below. Exhibits not required for this report have been omitted.

EXHIBIT
-------
                                                    DESCRIPTION
                                                    -----------
3.1       --Articles of Incorporation of Cash America Investments, Inc. filed in the office of the Secretary of State of
          Texas on October 4, 1984.(a) (Exhibit 3.1)

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

4.1       --Form of Stock Certificate.(a) (Exhibit 4.1)

4.1a      --Form of Stock Certificate.(f) (Exhibit 4.1a)

4.1b      --Form of Stock Certificate.(c) (Exhibit 4.1b)

10.1      --1987 Stock Option Plan (with Stock Appreciation Rights) for Cash America International, Inc.(g) (Exhibit
          4.1)

10.2      --Amendment to 1987 Stock Option Plan (with Stock Appreciation Rights) dated February 27, 1997.(h) (Exhibit
          10.2)

10.3      --Amendment to 1987 Stock Option Plan (with Stock Appreciation Rights) dated April 22, 1997.  (i) (Exhibit
          10.1)

10.4      --1989 Non-Employee Director Stock Option Plan.(j) (Exhibit 10.47)

10.5      --Amendment to 1989 Non-Employee Director Stock Option Plan dated April 24, 1996.  (h) (Exhibit 10.4)

10.6      --1989 Key Employee Stock Option Plan.(j) (Exhibit 10.48)

10.7      --Amendment to 1989 Key Employee Stock Option Plan dated January 21, 1997.  (h) (Exhibit 10.6)

10.8      --1994 Long-Term Incentive Plan.(k) (Exhibit 10.5)

10.9      --Amendment to 1994 Long-Term Incentive Plan dated July 22, 1997. (l) (Exhibit 10.1)

10.10     --Amended and Restated Executive Employment Agreements between the Company and Messrs. Daugherty and Feehan, each dated as of August 1, 1997.  (l) (Exhibit 10.2)

10.11     --Consultation Agreements between the Company and Messrs. Dike, Hunter, Motheral, and Rizzo, each dated April
          25, 1990.(m) (Exhibit 10.49)

10.12     --Note Agreement between the Company and Teachers Insurance and Annuity Association of America dated as of May
          6, 1993.(n) (Exhibit 10.1)

10.13     --First Supplement to Note Agreement between the Company and Teachers Insurance and Annuity Association of
          America dated as of September 20, 1994.(k) (Exhibit 10.11)

10.14     --Second Supplement (May 12, 1995), Third Supplement (July 7, 1995), and Fourth Supplement (November 10, 1995)
          to 1993 Note Agreement between the Company and Teachers Insurance and Annuity Association of America.(o)
          (Exhibit 10.1)

10.15     --Fifth Supplement (December 30, 1996) to 1993 Note Agreement between the Company and Teachers Insurance and
          Annuity Association of America. (h) (Exhibit 10.13)

10.16     --Sixth Supplement (December 30, 1997) to 1993 Note Agreement between the Company and Teachers Insurance and
          Annuity Association of America.

10.17     --Note Agreement between the Company and Teachers Insurance and Annuity Association of America dated as of
          July 7, 1995.(p) (Exhibit 10.1)

10.18     --First Supplement (November 10, 1995) to 1995 Note Agreement between the Company and Teachers Insurance and
          Annuity Association of America.(o) (Exhibit 10.2)

10.19     --Second Supplement (December 30, 1996) to 1995 Note Agreement between the Company and Teachers Insurance and
          Annuity Association of America.  (h) (Exhibit 10.16)

10.20     --Third Supplement (December 30, 1997) to 1995 Note Agreement between the Company and Teachers Insurance and
          Annuity Association of America.

10.21     --Amended and Restated Senior Revolving Credit Facility Agreement among the Company, certain lenders named therein, and NationsBank of Texas, N.A., as Administrative Agent dated as of June 19, 1996 (q) (Exhibit 10.1)

10.22     First Amendment (December 11, 1997) to Amended and Restated Senior Revolving Credit Facility Agreement dated as of June 19, 1996.

10.23     Note Agreement dated as of December 1, 1997 among the Company and the Purchasers named therein for the issuance of the Company's 7.10% Senior Notes due January 2, 2008 in the aggregate principal amount of
          $30,000,000.

13        --1997 Annual Report to Stockholders of the Company and 1998 Proxy Statement.

21        --Subsidiaries of Cash America International, Inc.

23        --Consent of Coopers & Lybrand L.L.P.

27        --Financial Data Schedule.

________________________

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

(d) Annual Report on Form 10-K for the year ended December 31, 1993.

(e) Post-Effective Amendment No. 1 to its Registration Statement on Form S-4, File No. 33-17275.

(f) Annual Report on Form 10-K for the year ended December 31, 1990.

(g) Registration Statement on Form S-8, File No. 33-29658.

(h) Annual Report on Form 10-K for the year ended December 31, 1996.

(i) Quarterly Report on Form 10-K for the quarter ended June 30, 1997.

(j) Annual Report on Form 10-K for the year ended December 31, 1989.

(k) Annual Report on Form 10-K for the year ended December 31, 1994.

(l) Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.

(m) Post-Effective Amendment No. 4 to its Registration Statement on Form S-4, File No. 33-17275.

(n) Quarterly Report on Form 10-Q for the quarter ended March 31, 1993.

(o) Quarterly Report on Form 10-Q for the quarter ended September 30,1995.

(p) Quarterly Report on Form 10-Q for the quarter ended June 30, 1995.

(q) Quarterly Report on Form 10-Q for the quarter ended June 30, 1996.