Form 10-Q
period 1998-03-31
CASH AMERICA INTERNATIONAL INC
filed 1998-05-14
CIK 807884

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

For the quarterly period ended March 31, 1998

                                       OR

    [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to
                               -----------------    -----------------

                          Commission File Number 1-9733

                        CASH AMERICA INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)

       TEXAS                                                75-2018239
(State or other jurisdiction                             (I.R.S. Employer
of incorporation or                                      Identification No.)
organization)

1600 WEST 7TH STREET
FORT WORTH, TEXAS                                              76102
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

Yes [X]      No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
24,489,124 common shares, $.10 par value, were outstanding as of April 30, 1998

================================================================================

                        CASH AMERICA INTERNATIONAL, INC.

                                  INDEX TO 10-Q

PART I.  FINANCIAL STATEMENTS
                                                                                            Page
     Item 1. Financial Statements (Unaudited)

       Consolidated Balance Sheets - March 31, 1998
       and 1997 and December 31, 1997................................................         1

       Consolidated Statements of Income - Three Months
       Ended March 31, 1998 and 1997.................................................         2

       Consolidated Statements of Comprehensive Income -
       Three Months Ended March 31, 1998 and 1997....................................         3

       Consolidated Statements of Stockholders' Equity -
       Three Months Ended March 31, 1998 and 1997....................................         4

       Consolidated Statements of Cash Flows -
       Three Months Ended March 31, 1998 and 1997....................................         5

       Notes to Consolidated Financial Statements....................................         6


     Item 2. Management's Discussion and Analysis of
             Results of Operations and Financial Condition...........................         10


PART II. OTHER INFORMATION...........................................................         20

SIGNATURE............................................................................         21

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)                         (UNAUDITED)
-------------------------------------------------------------------------------

                                                                               March 31,            December 31,
                                                                         1998            1997            1997
----------------------------------------------------------------------------------------------------------------
ASSETS

     Current assets:
        Cash and cash equivalents                                     $    2,574      $    1,771      $    1,119
        Loans                                                            108,907         101,732         112,240
        Merchandise held for disposition, net                             51,585          45,455          53,468
        Inventories                                                        4,468             213           2,130
        Finance and service charges receivable                            16,449          14,325          17,414
        Prepaid expenses and other                                         6,966           5,586           5,523
        Deferred tax assets                                               11,561          11,034          12,529
----------------------------------------------------------------------------------------------------------------
            Total current assets                                         202,510         180,116         204,423
        Property and equipment, net                                       66,108          61,620          64,258
        Intangible assets, net                                            74,259          64,351          64,977
        Other assets                                                       4,675           6,469           7,621
----------------------------------------------------------------------------------------------------------------
            Total assets                                              $  347,552      $  312,556      $  341,279
================================================================================================================


LIABILITIES AND STOCKHOLDERS' EQUITY

     Current liabilities:
        Accounts payable and accrued expenses                         $   19,655      $   11,600      $   14,971
        Customer deposits                                                  4,217           3,567           3,740
        Income taxes currently payable                                     4,230           4,183           3,819
        Current portion of long-term debt                                  4,286           4,286           4,286
----------------------------------------------------------------------------------------------------------------
            Total current liabilities                                     32,388          23,636          26,816

     Long-term debt                                                      141,968         133,649         146,142
----------------------------------------------------------------------------------------------------------------

     Stockholders' equity:
        Common stock, $.10 par value per
            share, 80,000,000 shares authorized                            3,024           3,024           3,024
        Paid in surplus                                                  122,243         121,891         122,155
        Retained earnings                                                 95,566          79,460          91,337
        Accumulated other comprehensive loss                              (2,015)         (2,505)         (2,458)
        Notes receivable - stockholders                                   (1,359)           (954)         (1,337)
----------------------------------------------------------------------------------------------------------------
                                                                         217,459         200,916         212,721
        Less -- shares held in treasury, at cost                         (44,263)        (45,645)        (44,400)
----------------------------------------------------------------------------------------------------------------
     Total stockholders' equity                                          173,196         155,271         168,321
----------------------------------------------------------------------------------------------------------------
     Total liabilities and stockholders' equity                       $  347,552      $  312,556      $  341,279
================================================================================================================


See notes to consolidated financial statements.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)                        (UNAUDITED)
-------------------------------------------------------------------------------

                                                                          Three Months Ended
                                                                              March 31,
                                                                         1998           1997
-----------------------------------------------------------------------------------------------
REVENUE
     Finance and service charges                                      $   27,863     $   25,471
     Proceeds from disposition of merchandise                             54,138         50,164
     Check-cashing machine sales                                             800             --
     Check-cashing royalties and fees                                        840            884
     Rental operations                                                       553             --
-----------------------------------------------------------------------------------------------
TOTAL REVENUE                                                             84,194         76,519
-----------------------------------------------------------------------------------------------
COSTS OF REVENUE
     Disposed merchandise                                                 34,614         32,461
     Cost of check-cashing machines sold                                     734             --
     Rental operations                                                       148             --
-----------------------------------------------------------------------------------------------
NET REVENUE                                                               48,698         44,058
===============================================================================================
OPERATING EXPENSES
     Lending operations                                                   26,591         24,731
     Check-cashing operations                                              1,235            510
     Rental operations                                                       209             --
     Administration                                                        6,302          5,742
     Depreciation                                                          3,217          3,261
     Amortization                                                            862            881
-----------------------------------------------------------------------------------------------
        Total operating expenses                                          38,416         35,125
-----------------------------------------------------------------------------------------------
INCOME FROM OPERATIONS                                                    10,282          8,933

     Interest expense, net                                                 3,007          2,806
     Other expense                                                            32             58
-----------------------------------------------------------------------------------------------
Income before income taxes                                                 7,243          6,069
Provision for income taxes                                                 2,709          2,279
-----------------------------------------------------------------------------------------------
NET INCOME                                                            $    4,534     $    3,790
===============================================================================================
Net income per share:
     Basic                                                            $      .19     $      .16
     Diluted                                                                 .18            .15
-----------------------------------------------------------------------------------------------
Weighted average shares:
     Basic                                                                24,429         24,245
     Diluted                                                              25,633         24,875
===============================================================================================

See notes to consolidated financial statements.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)                                               (UNAUDITED)
-------------------------------------------------------------------------------

                                                                          Three Months Ended
                                                                              March 31,
                                                                         1998           1997
-----------------------------------------------------------------------------------------------
NET INCOME                                                            $    4,534     $    3,790

OTHER COMPREHENSIVE INCOME (LOSS)
     Foreign currency translation adjustments                                443         (2,119)
                                                                      ----------     ----------

        Total other comprehensive income (loss)                              443         (2,119)
                                                                      ----------     ----------

COMPREHENSIVE INCOME                                                  $    4,977     $    1,671
                                                                      ==========     ==========

===============================================================================================

See notes to consolidated financial statements.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
THREE MONTHS ENDED MARCH 31, 1998 AND 1997
(In thousands, except share data)                            (UNAUDITED)
-------------------------------------------------------------------------------

                                                                                ACCUMULATED    NOTES
                                        COMMON STOCK                               OTHER     RECEIVABLE -    TREASURY STOCK
                                   ---------------------   PAID IN    RETAINED  COMPREHENSIVE   STOCK-   -----------------------
                                     SHARES      AMOUNT    SURPLUS    EARNINGS      LOSS       HOLDERS     SHARES       AMOUNT
--------------------------------------------------------------------------------------------------------------------------------
Balance at
    December 31, 1997              30,235,164   $ 3,024   $ 122,155   $ 91,337    $ (2,458)    $ (1,337)  5,812,519   $ (44,400)

    Net income                                                           4,534

    Other comprehensive income                                                         443

    Dividends declared                                                    (305)

    Treasury shares acquired                                                                                 13,377        (177)

    Treasury shares reissued                                      1                                         (41,187)        314

    Tax benefit from exercise
       of option shares                                          87

    Change in notes
      receivable - stockholders                                                                     (22)
--------------------------------------------------------------------------------------------------------------------------------
Balance at
    March 31, 1998                 30,235,164   $ 3,024   $ 122,243   $ 95,566    $ (2,015)    $ (1,359)  5,784,709   $ (44,263)
================================================================================================================================
Balance at
    December 31, 1996              30,235,164   $ 3,024   $ 121,878   $ 75,973    $   (386)    $ (1,065)  5,975,670   $ (45,397)

    Net income                                                           3,790

    Other comprehensive loss                                                        (2,119)

    Dividends declared                                                    (303)

    Treasury shares acquired                                                                                 51,100        (458)

    Treasury shares reissued                                     (2)                                        (27,650)        210

    Tax benefit from exercise
       of option shares                                          15

    Change in notes
      receivable - stockholders                                                                     111

--------------------------------------------------------------------------------------------------------------------------------
Balance at
    March 31, 1997                 30,235,164   $ 3,024   $ 121,891   $ 79,460    $ (2,505)    $   (954)  5,999,120   $ (45,645)
================================================================================================================================


See notes to consolidated financial statements.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)                                            (UNAUDITED)
-------------------------------------------------------------------------------

                                                                                        Three Months Ended
                                                                                             March 31,
                                                                                        1998            1997
---------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Reconciliation of Net Income to Net Cash
     Provided by Operating Activities:
        Net income                                                                   $    4,534      $    3,790
        Adjustments to reconcile net income to net
            cash provided by operating activities:
               Depreciation                                                               3,217           3,261
               Amortization                                                                 862             881
               Change in finance and service charges receivable                           1,242             465
               Change in merchandise held for disposition and inventories                 1,311           3,309
               Change in prepaid expenses and other                                      (1,866)           (158)
               Change in accounts payable and accrued expenses                            4,525          (2,385)
               Change in customer deposits, net                                             392             612
               Change in income taxes payable                                               470             519
               Change in deferred taxes, net                                                616             229
---------------------------------------------------------------------------------------------------------------
        Net cash provided by operating activities                                        15,303          10,523
---------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
     Loans forfeited and transferred to merchandise held for disposition                 28,740          27,016
     Loans repaid or renewed                                                             69,920          68,347
     Loans made, including loans renewed                                                (92,733)        (92,710)
---------------------------------------------------------------------------------------------------------------
        Net change in loans                                                               5,927           2,653
---------------------------------------------------------------------------------------------------------------
     Acquisitions, net of cash acquired                                                 (11,175)             --
     Investment in and advances to affiliates                                              (120)             50
     Purchases of property and equipment                                                 (4,191)         (2,543)
---------------------------------------------------------------------------------------------------------------
        Net cash (used) provided by investing activities                                 (9,559)            160
---------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
     Net payments under bank lines of credit                                             (4,095)         (9,697)
     Net change in notes receivable - stockholders                                           --             111
     Net proceeds from reissuance of treasury shares                                        293             208
     Treasury shares purchased                                                             (177)           (458)
     Dividends paid                                                                        (305)           (303)
---------------------------------------------------------------------------------------------------------------
        Net cash used by financing activities                                            (4,284)        (10,139)
---------------------------------------------------------------------------------------------------------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                      (5)           (107)
---------------------------------------------------------------------------------------------------------------
CHANGE IN CASH AND CASH EQUIVALENTS                                                       1,455             437
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                          1,119           1,334
---------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                           $    2,574      $    1,771
===============================================================================================================


See notes to consolidated financial statements.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
-------------------------------------------------------------------------------

1.  BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of Cash America International, Inc. and its majority-owned subsidiaries (the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation. Through January 31, 1998, the Company had a 49% ownership interest in Express Rent A Tire, Ltd. ("Express") that was accounted for by the equity method of accounting, whereby the Company recorded its 49% share of earnings or losses in its consolidated financial statements. Effective February 1, 1998, the Company increased its ownership interest in Express to 99.9% and reorganized it into a new corporation, Rent-A-Tire, Inc. ("Rent-A-Tire") (see
Note 3). The acquisition of additional interests has been accounted for as a purchase and, accordingly, the assets and liabilities of Rent-A-Tire and the results of its operations have been included in the consolidated financial statements since February 1, 1998.

         The financial statements as of March 31, 1998 and 1997, and for the three months then ended are unaudited but, in management's opinion, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for such interim periods. Operating results for the three month periods are not necessarily indicative of the results that may be expected for the full fiscal year.

         Certain amounts in the consolidated financial statements for the three months ended March 31, 1997, and the consolidated balance sheet at December 31, 1997, have been reclassified to conform to the presentation format adopted in 1998. These reclassifications have no effect on the net income previously reported.

         These financial statements and related notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1997 Annual Report to Stockholders.

2.  REVENUE RECOGNITION

Lending Operations o Pawn loans ("loans") are made on the pledge of tangible personal property. The company accrues finance and service charge revenue on all loans that the Company deems collection is probable based on historical loan redemption statistics. For loans not repaid, the carrying value of the forfeited collateral ("merchandise held for disposition") is stated at the lower of cost (cash amount loaned) or market.

         Revenue is recognized at the time of disposition of merchandise. Interim customer payments for layaway sales are recorded as deferred revenue and subsequently recognized as revenue during the period in which final payment is received.

Check-Cashing Operations o Check-cashing machine sales revenue is recorded upon installation and activation of the machine. The Company records fees derived from its owned check-cashing locations and machines on the cash basis, which approximates the accrual basis. Royalties derived from franchised locations are recorded on the accrual basis.

Rental Operations o Tire and wheel rentals are paid on a weekly basis in advance and receipts are recorded on the cash basis. Customers may return the tires and wheels at any time and have no obligation to complete the rental agreement. In February 1998, Rent-A-Tire entered into agreements to operate and manage stores for an unrelated group of investors. The investors own and provide 100% financing for the stores, and incur all costs to operate them. Rent-A-Tire receives initial compensation for its efforts in constructing and opening each store and a fixed monthly management fee.

3.  INVESTMENT IN AFFILIATE

Effective February 1, 1998, the Company exercised its option to increase its ownership interest in Express from 49% to 90%. In conjunction with the reorganization of Express into Rent-A-Tire, the Company also acquired an additional 9.9% ownership interest for an option for the sellers to repurchase 9.9% of Rent-A-Tire for a nominal amount. The option is exercisable upon sixty days written notice.

4.  LONG-TERM DEBT

The Company's long-term debt at March 31 consisted of:

                                                                        1998            1997
----------------------------------------------------------------------------------------------
                                                                         (In thousands)
U.S. Line of Credit up to $125 million
     due June 30, 2001                                           $     45,000     $     61,850
U.K. Line of Credit up to(pound)5 million
     due April 30, 1999                                                 4,930            1,392
Swedish Lines of Credit up to SEK 215 million                          20,609           24,693
8.33% senior unsecured notes due 2003                                  25,715           30,000
8.14% senior unsecured notes due 2007                                  20,000           20,000
7.10% senior unsecured notes due 2008                                  30,000              -0-
----------------------------------------------------------------------------------------------
                                                                      146,254          137,935
Less current portion                                                    4,286            4,286
----------------------------------------------------------------------------------------------

Long-term debt                                                   $    141,968     $    133,649
----------------------------------------------------------------------------------------------

5.  NET INCOME PER SHARE

The reconciliation of basic and diluted weighted average common shares outstanding for the three month periods ended March 31, follows:

                                                                           1998         1997
-----------------------------------------------------------------------------------------------
                                                                             (In thousands)
Weighted average shares - Basic                                           24,429         24,245

Plus shares applicable to stock option plans                               1,204            630
-----------------------------------------------------------------------------------------------

Weighted average shares - Diluted                                         25,633         24,875
-----------------------------------------------------------------------------------------------

6.  OPERATING SEGMENT INFORMATION

The Company has two reportable operating segments in the lending industry and one each in the check-cashing and rental industries. The United States and foreign lending segments offer the same services, however, each is managed separately due to the different marketing and operational strategies required. The check-cashing and rental operations are managed separately because they offer different services and products, each of which requires its own technical, marketing and operational strategy.

Information concerning the segments is set forth below (in thousands):

                                                         Lending
                                      -------------------------------------------
                                          United                                      Check-
                                          States         Foreign         Total        Cashing          Rental      Consolidated
-------------------------------------------------------------------------------------------------------------------------------
Three Months
Ended March 31, 1998:
    Total revenue                       $   75,668     $    6,444     $   82,112     $    1,529      $      553      $   84,194
     Income (loss)
        from operations                      8,937          2,824         11,761         (1,419)            (60)         10,282
     Total assets                          251,413         75,909        327,322         15,901           4,329         347,552
-------------------------------------------------------------------------------------------------------------------------------
Three Months
Ended March 31, 1997:
    Total revenue                           69,400          6,235         75,635            884             n/a          76,519
     Income (loss)
        from operations                      5,995          2,954          8,949            (16)            n/a           8,933
     Total assets                          233,203         71,799        305,002          7,554             n/a         312,556
-------------------------------------------------------------------------------------------------------------------------------

7.  LITIGATION

The Company is a defendant in certain lawsuits encountered in the ordinary course of its business. In the opinion of management, the resolution of these matters will not have a material adverse effect on the Company's financial position, results of operations or liquidity.

8.  SUBSEQUENT EVENT

The Company and Doc Holliday's Pawnbrokers & Jewellers, Inc. ("Doc Holliday's") have entered into an Agreement and Plan of Merger pursuant to which Doc Holliday's would become a wholly-owned subsidiary of the Company in a purchase transaction. The closing of the transaction is subject to the satisfaction of certain conditions under the Agreement. Doc Holliday's operates 40 pawnshops located in six states.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

SUMMARY CONSOLIDATED FINANCIAL DATA
FIRST QUARTER ENDED MARCH 31, 1998 vs.
FIRST QUARTER ENDED MARCH 31, 1997
-------------------------------------------------------------------------------
(Dollars in thousands)

     The following table sets forth selected consolidated financial data with respect to the Company and its consolidated lending operations as of March 31, 1998 and 1997, and for the three months then ended.

                                                                              1998            1997               Change
--------------------------------------------------------------------------------------------------------------------------
REVENUE
     Finance and service charges                                           $   27,863      $   25,471                   9%
     Proceeds from disposition of merchandise                                  54,138          50,164                   8%
     Check-cashing machine sales                                                  800              --                  --
     Check-cashing royalties and fees                                             840             884                  (5)%
     Rental operations                                                            553              --                  --
--------------------------------------------------------------------------------------------------------------------------
TOTAL REVENUE                                                                  84,194          76,519                  10%
--------------------------------------------------------------------------------------------------------------------------
COSTS OF REVENUE
     Disposed merchandise                                                      34,614          32,461                   7%
     Sales of check-cashing machines                                              734              --                  --
     Rentals                                                                      148              --                  --
--------------------------------------------------------------------------------------------------------------------------
NET REVENUE                                                                $   48,698      $   44,058                  11%
==========================================================================================================================
OTHER DATA
  CONSOLIDATED OPERATIONS:
     Net revenue by source -
         Finance and service charges                                             57.2%           57.8%                 (1)%
         Margin on disposition of merchandise                                    40.1%           40.2%                 --
         Check-cashing operations                                                 1.9%            2.0%                 (5)%
         Rental operations                                                         .8%             .0%                 --
     Expenses as a percentage of net revenue --
         Operations and administration                                           70.5%           70.3%                 --
         Depreciation and amortization                                            8.4%            9.4%                (11)%
         Interest, net                                                            6.2%            6.4%                 (3)%
     Income from operations before depreciation
       and amortization as a percentage of total revenue                         17.1%           17.1%                 --
     Income before income taxes as a percentage of total revenue                  8.6%            7.9%                  9%
--------------------------------------------------------------------------------------------------------------------------
  CONSOLIDATED LENDING OPERATIONS:
     Annualized yield on loans                                                    102%             99%                  3%
     Average loan balance per average location in operation                $      270      $      273                  (1)%
     Average loan amount at end of period (not in thousands)               $      102      $       99                   3%
     Margin on disposition of merchandise as a percentage
       of proceeds from disposition of merchandise                               36.1%           35.3%                  2%
     Average annualized merchandise turnover                                      2.7X            2.7x                  --
     Average merchandise held for disposition
       per average location                                                $      129      $      125                   3%

     Locations in operation --
       Beginning of period                                                        401             382
         Acquired                                                                  13              --
         Start-ups                                                                  1               4
         Combined or closed                                                        --              (1)
       End of period                                                              415             385                   8%
     Average number of locations in operation (a)                                 409             383                   7%
==========================================================================================================================

(a) Averages based on accumulation of month-end balances and dividing aggregate total by total months in the period.

GENERAL

           The Company is a diversified provider of specialty financial services to individuals in the United States, United Kingdom and Sweden. The Company offers secured non-recourse loans, commonly referred to as pawn loans, to individuals through its lending operations. Pawn loans earn finance and service charge revenue. The disposition of merchandise, primarily collateral from unredeemed pawn loans, is a related but secondary source of net revenue from the Company's lending function. The Company also provides check-cashing services through its subsidiary, Mr. Payroll Corporation ("Mr. Payroll") and rental of tires and wheels through its subsidiary, Rent-A-Tire, Inc. ("Rent-A-Tire").

           The Company expanded its lending operations during the fifteen-month period ended March 31, 1998, by adding a net thirty-three locations. Fourteen locations were established, twenty-three operating units were acquired, and four locations were combined or closed. As of March 31, 1998, the Company operated 415 lending units--365 in sixteen states in the United States, thirty-nine jewelry-only and loan-only units in the United Kingdom, and eleven loan-only and primarily jewelry-only units in Sweden.

           During the fifteen months ended March 31, 1998, Mr. Payroll has focused on the development of an automated check-cashing machine. The initial installation occurred in June 1997, and thirty-seven units were in operation as of March 31, 1998, sixteen of which were installed in the first quarter of 1998. Also, Mr. Payroll's franchise system consisted of 148 manned check-cashing centers in twenty-one states as of March 31, 1998, compared to 151 as of March 31, 1997.

           Through January 31, 1998, the Company had a 49% ownership interest in Express Rent A Tire, Ltd. ("Express") that was accounted for by the equity method of accounting, whereby the Company recorded its 49% share of earnings or losses in its consolidated financial statements. Effective February 1, 1998, the Company increased its ownership interest to 99.9% and reorganized the operations of Express into Rent-A-Tire. The acquisition of additional interests has been accounted for as a purchase and, accordingly, the assets and liabilities of Rent-A-Tire and the results of its operations have been included in the consolidated financial statements since February 1, 1998. Rent-A-Tire owns and operates four tire and wheel rental stores and manages four additional tire and wheel rental stores under the Rent-A-Tire name.

FIRST QUARTER ENDED MARCH 31, 1998, COMPARED TO THE
FIRST QUARTER ENDED MARCH 31, 1997

RESULTS OF OPERATIONS

           Consolidated net revenue increased 11% to $48.7 million during the first quarter of 1998 from $44.1 million during the first quarter of 1997. Of the 11% increase, 6% was attributable to gains from same unit lending operations, 4% was attributable to the net addition of thirty locations since March 31, 1997, and 1% was attributable to increases in the check-cashing and rental segments of the Company.

           Net revenue of lending operations increased $4.3 million to $47.5 million during the first quarter of 1998 from $43.2 million during the first quarter of 1997, due primarily to a $2.6 million increase from same units (those in operation more than one year). The components of lending operations net revenue are finance and service charges and net proceeds from the disposition of merchandise.

           Finance and service charges are impacted by changes in both the average outstanding amount of pawn loans and the annualized yield on such loans. Finance and service charges increased $2.4 million, or 9%, in the first quarter of 1998 over the first quarter of 1997. A 6% increase in the average outstanding amount of pawn loans, which occurred as a result of a 4% increase in the number of loans outstanding coupled with an increase of 3% in the average loan amount, contributed $1.4 million of the total increase. A 3% increase in the annualized loan yield provided the remaining $1.0 million increase. Same units contributed $1.8 million of the $2.4 million increase.

           Pawn loans outstanding at March 31, 1998, were 3% lower than at December 31, 1997, compared to a 6% decline for the comparable period of the preceding year. Domestic pawn loan balances decreased 8% during the 1998 period and 9% during the 1997 period. Historically, the Company's domestic pawn loans have declined during the first quarter when the Internal Revenue Service processes federal income tax refunds. The Company believes that many customers use a portion of their refund to repay or extend their loans and purchase items of personal property. Foreign loan balances, denominated in local currencies, increased during each period and lessened the impact of the domestic decreases. Both foreign currencies were stable against the dollar at March 31, 1998, as compared to December 31, 1997, resulting in a 5% increase after translation to dollars. However, during the first quarter of 1997, the effect of the local currency increases was negated due to strengthening of the dollar, thereby causing a 1% decline after translation to dollars.

           The consolidated annualized loan yield, which represents a weighted average of the distinctive yields realized in the three countries in which the Company operates, increased to 102% in the first quarter of 1998 from 99% in the first quarter of 1997. The domestic loan yield increased to 134% for the first quarter of 1998, compared to 130% for the first quarter of 1997. The Company believes the increase is attributable to the continued emphasis on the maximization of cash returns on capital employed as well as increased loan redemption rates. The blended yield on average foreign pawn loans outstanding decreased to 53% for the first quarter of 1998 from 55% for the same period in 1997. The decline in foreign loan yields was primarily the result of lower returns on the disposition of unredeemed collateral at auction.

           Net proceeds from the disposition of merchandise increased $1.8 million, or 10%, in the first quarter of 1998 over the first quarter of 1997, due to increases in both the proceeds from disposition of merchandise and the margin received thereon. Proceeds from merchandise dispositions increased $4.0 million, or 8%, in the first quarter of 1998 over the first quarter of 1997. Same unit increases, which the Company believes is attributable to stronger customer demand and a continued emphasis on increasing the turnover rate, accounted for 60% of the total increase. The increase in proceeds contributed $1.4 million to the increase in net proceeds.

           The margin on disposition of merchandise increased to 36.1% in the first quarter of 1998, compared to 35.3% for the first quarter of 1997, and contributed the remaining $.4 million increase in net proceeds. The improvement in margin is due primarily to a higher margin on the disposition of scrap jewelry during the first quarter of 1998, compared to the same period in 1997, as well as the Company's continued emphasis on faster disposition of merchandise. Excluding the effect of the disposition of scrap jewelry, the margin on disposition of merchandise was 37.6% for the first quarter of 1998, compared to 37.4% in the first quarter of 1997. The merchandise turnover rate remained constant at 2.7.

           Net revenue of Mr. Payroll in the first quarter of 1998 decreased 10.1% compared to the first quarter of 1997. The decrease reflects the Company's decision to emphasize the development and implementation of an automated check-cashing machine, which is still in its early growth stage, and to de-emphasize the sale of franchised manned check-cashing centers. Thus, no franchise fees were earned in the first quarter of 1998, while such fees accounted for 28% of net revenue in the first quarter of 1997. Gross profit realized on check-cashing machine sales, which did not begin until the second quarter of 1997, accounted for 8% of net revenue in the first quarter of 1998. Check-cashing royalties and fees increased 22% during the first quarter of 1998, compared to the first quarter of 1997 and represented 92% of net revenue in 1998.

           Net revenue of $.4 million was contributed by Rent-A-Tire in February and March 1998. Prior to February 1, 1998, the Company's 49% share of earnings or losses of Rent-A-Tire's predecessor was recorded in other expense.

           Consolidated operations and administration expenses as a percentage of net revenue were 70.5% in the first quarter of 1998 compared to 70.3% for the same period in 1997. Total operations and administration expenses increased $3.4 million in the first quarter of 1998, representing an 11% increase over the first quarter of 1997. Domestic lending operations contributed $1.6 million of the increase, of which $.7 million related to new unit locations and $.9 million related primarily to increased personnel, occupancy, and office expenses. Foreign lending operations contributed $.1 million of the increase. Mr. Payroll contributed $1.3 million of the increase, primarily due to increased personnel, communications, and travel expenses related to the development and marketing of the check-cashing machine. The consolidation of Rent-A-Tire since February 1, 1998, contributed $.4 million of the increase.

           Depreciation and amortization expenses as a percentage of net revenue decreased to 8.4% in the first quarter of 1998, from 9.4% in first quarter of 1997. Depreciation and amortization expenses stayed relatively constant while net revenue increased.

           Net interest expense as a percentage of net revenue decreased to 6.2% in the first quarter of 1998 from 6.4% in the first quarter of 1997. The amount of interest expense increased by $.2 million, or 7%, due primarily to the effect of a higher effective interest rate combined with a slightly higher average level of debt outstanding. The effective rate of interest increased to 8.0% for the first quarter of 1998 from 7.7% for the first quarter of 1997. Average debt outstanding increased 4% to $153.0 million during the first quarter of 1998 from $147.6 million during the first quarter of 1997.

           Other expense includes $79 thousand and $51 thousand of losses in the first quarter of 1998 and the first quarter of 1997, respectively, attributable to the Company's 49% equity interest in the losses of Express.

           The Company's consolidated effective income tax rate decreased to 37% for the first quarter of 1998, from 38% for the first quarter of 1997. The domestic effective tax rate remained constant at 40% for both quarters. The foreign tax rate decreased to 33% for the first quarter of 1998, from 34% for the first quarter of 1997, primarily due to a rate reduction in the United Kingdom.


LIQUIDITY AND CAPITAL RESOURCES

           In management's opinion, the Company's cash flow and liquidity remain strong. Cash and cash equivalents increased $1.5 million to $2.6 million at March 31, 1998, from $1.1 million at December 31, 1997. During the first quarter, $15.3 million of cash was provided by operating activities, $5.9 million was provided by a reduction of pawn loan balances, and $.3 million was provided by the issuance of common shares pursuant to the Company's stock option plans. The cash increases were partially offset by the Company's payment of $11.2 million to acquire thirteen new lending locations, $4.2 million for capital expenditures, and $.1 million in advances to Express. The Company also repaid $4.1 million of bank lines of credit, purchased $.2 million of treasury shares for the Company's Nonqualified Savings Plan, and paid $.3 million in dividends. The Company intends to continue to develop Mr. Payroll's automated check-cashing system and anticipates that Mr. Payroll will incur future losses until sufficient revenues are generated from the sale and operation of automated check-cashing machines.

           The Company and Doc Holliday's Pawnbrokers & Jewellers, Inc. ("Doc Holliday's") have entered into an Agreement and Plan of Merger pursuant to which Doc Holliday's would become a wholly-owned subsidiary of the Company in a purchase transaction. The closing of the transaction is subject to the satisfaction of certain conditions under the Agreement. Doc Holliday's operates 40 pawnshops located in six states. The Company would fund the acquisition through borrowings under its U. S. line of credit and the issuance of treasury shares. In addition to the units that may be acquired in the Doc Holliday's transaction, the Company also expects to add approximately 15 to 25 new lending units during the remainder of 1998, which would add approximately 70 to 80 units for the full year. These additions may occur through new openings or acquisitions of existing locations.

           On January 22, 1997, the Company announced that its Board of Directors had authorized management to purchase up to one million shares of its common stock in the open market. During the quarter ended March 31, 1998, the Company made no purchases under the program. Purchases may be made from time to time in the open market and it is expected that funding of the program will come from operating cash flow and existing bank facilities.

           Management believes that borrowings available under its revolving credit facilities, cash generated from operations and current working capital of $170 million should be sufficient to meet the Company's anticipated future capital requirements.

IMPACT OF FOREIGN CURRENCY EXCHANGE RATES

           The Company is subject to the risk of unexpected changes in foreign currency rates by virtue of its operations in the United Kingdom and Sweden. The Company's foreign assets, liabilities, and earnings are converted into U.S. dollars for consolidation into the Company's financial statements. At March 31, 1998, the Company had recorded a cumulative other comprehensive loss of $2.0 million as a result of fluctuations in foreign currency exchange rates. Future earnings and comparisons with prior periods reported by the Company may fluctuate depending on applicable currency exchange rates in effect during the periods.

COMPUTER SYSTEMS - THE YEAR 2000 ISSUE

           The Company has taken actions to understand the nature and extent of the work required making its systems Year 2000 compliant. The Company is utilizing both internal and external resources to identify, correct or reprogram and test systems for Year 2000 compliance, but it has not yet completed that process. As a result, the Company has not yet determined the Year 2000 compliance expense and related potential effect on earnings. While this is an ongoing process and these efforts will involve additional costs, the Company believes, based on currently available information, that it will be able to manage its total Year 2000 transition without any material adverse effect on its business operations.

DOMESTIC LENDING OPERATIONS
-------------------------------------------------------------------------------
(Dollars in thousands)

     The following table sets forth selected financial data for the Company's domestic lending operations as of March 31, 1998 and 1997, and for the three months then ended.

                                                                               1998           1997           Change
-----------------------------------------------------------------------------------------------------------------------
REVENUE
     Finance and service charges                                           $   22,129      $   19,589               13%
     Proceeds from disposition of merchandise                                  53,539          49,811                7%
-----------------------------------------------------------------------------------------------------------------------
TOTAL REVENUE                                                                  75,668          69,400                9%
-----------------------------------------------------------------------------------------------------------------------
COSTS OF REVENUE
     Disposed merchandise                                                      34,154          32,205                6%
-----------------------------------------------------------------------------------------------------------------------
NET REVENUE                                                                $   41,514      $   37,195               12%
=======================================================================================================================
OTHER DATA
     Net revenue by source -
         Finance and service charges                                             53.3%           52.7%               1%
         Margin on disposition of merchandise                                    46.7%           47.3%              (1)%

     Expenses as a percentage of net revenue --
         Operations and administration                                           70.0%           73.9%              (5)%
         Depreciation and amortization                                            8.5%           10.0%             (15)%
         Interest, net                                                            5.8%            5.9%              (3)%

     Income from operations before depreciation
       and amortization as a percentage of total revenue                         16.5%           14.0%              18%
     Income before income taxes as a percentage of total revenue                  8.6%            5.4%              58%

     Annualized yield on loans                                                    134%            130%               3%
     Average loan balance per average location in operation                $      186      $      182                2%
     Average loan amount at end of period (not in thousands)               $       79      $       74                7%
     Margin on disposition of merchandise as a percentage
       of proceeds from disposition of merchandise                               36.2%           35.3%               2%
     Average annualized merchandise turnover                                      2.7X            2.7x              --
     Average merchandise held for disposition
       per average location                                                $      144      $      142                1%

     Locations in operation --
       Beginning of period                                                        352             334
         Acquired                                                                  12              --
         Start-ups                                                                  1               4
         Combined or closed                                                        --              (1)
       End of period                                                              365             337                8%
     Average number of locations in operation (a)                                 359             335                7%
=======================================================================================================================

(a) Averages based on accumulation of month-end balances and dividing aggregate total by total months in the period.

FOREIGN LENDING OPERATIONS
-------------------------------------------------------------------------------
(Dollars in thousands)

     The table below sets forth selected consolidated financial data in U.S. dollars for Harvey & Thompson and Svensk Pantbelaning as of March 31, 1998, and 1997, and for the three months then ended, using the following currency exchange rates:

                                                                                      1998           1997
------------------------------------------------------------------------------------------------------------
Harvey & Thompson (from pounds sterling into U.S. dollars)--
     Balance sheet data - end of period currency exchange rate                         1.6713         1.6373
     Income statement data - three months average currency exchange rate               1.6463         1.6338
Svensk Pantbelaning (from Swedish Kronor into U.S. dollars)--
     Balance sheet data - end of period currency exchange rate                         8.0085         7.5491
     Income statement data - three months average currency exchange rate               8.0222         7.3514
------------------------------------------------------------------------------------------------------------

                                                                                     1998            1997          CHANGE
----------------------------------------------------------------------------------------------------------------------------
REVENUES
     Finance and service charge revenues                                           $   5,734      $   5,882             (3)%
     Proceeds from disposition of merchandise                                            599            353             70%
     Check-cashing fees                                                                  111             --             --
----------------------------------------------------------------------------------------------------------------------------
TOTAL REVENUES                                                                         6,444          6,235              3%
     Cost of disposed merchandise                                                        460            256             80%
----------------------------------------------------------------------------------------------------------------------------
NET REVENUES                                                                       $   5,984      $   5,979              0%
============================================================================================================================
OTHER DATA
     Net revenues by source-
         Finance and service charge revenues                                            95.8%          98.4%            (3)%
         Margin on disposition of merchandise                                            2.3%           1.6%           (44)%
         Check-cashing fees                                                              1.9%            --             --
     Expenses as a percentage of net revenues-
         Operations and administration                                                  47.1%          45.3%             4%
         Depreciation and amortization                                                   5.7%           5.3%             8%
         Interest, net                                                                   9.8%           9.9%            (1)%
     Income from operations before depreciation and amortization as a
        percentage of total revenues                                                    49.1%          52.4%            (6)%
     Income before income taxes as a percentage of total revenues                       35.1%          38.0%            (8)%

     Annualized yield on loans                                                            53%            55%            (4)%
     Average loan balance per average location in operation                        $     870      $     902             (4)%
     Average loan amount at end of period (not in thousands)                       $     173      $     176             (2)%
     Margin on disposition of merchandise as a percentage of proceeds from
       disposition of merchandise                                                       23.2%          27.5%           (16)%
     Average annualized merchandise turnover                                             1.8X           4.1X           (56)%
     Average merchandise held for disposition per average location                 $      21      $       5            320%
     Locations in operation-
       Beginning of period                                                                49             48
          Acquired                                                                         1             --
          Start-ups                                                                       --             --
          Combined or closed                                                              --             --
       End of period                                                                      50             48              4%
Average number of locations in operation                                                  50             48              4%
----------------------------------------------------------------------------------------------------------------------------

OTHER OPERATIONS
-------------------------------------------------------------------------------
(Dollars in thousands)

     The following table sets forth selected financial data with respect to the Company's other domestic operations as of March 31, 1998 and 1997, and for the three months then ended.

                                                                                 1998         1997         Change
-------------------------------------------------------------------------------------------------------------------
CHECK-CASHING OPERATIONS:
REVENUE
     Check-cashing machine sales                                               $    800     $     --           --
     Check-cashing royalties and fees                                               729          884          (18)%
-------------------------------------------------------------------------------------------------------------------
TOTAL REVENUE                                                                     1,529          884           73%
-------------------------------------------------------------------------------------------------------------------
COSTS OF REVENUE
     Sales of check-cashing machines                                                734           --           --
-------------------------------------------------------------------------------------------------------------------
NET REVENUE                                                                    $    795     $    884          (10)%
===================================================================================================================
OTHER DATA
     Franchised check-cashing units --
       Checks cashed per average unit                                          $  1,608     $  1,344           20%
       Royalties and franchise fees per average unit                           $      4     $      5          (20)%
       Units in operation at end of period                                          148          151           (2)%
       Average units in operation for the period (a)                                146          151           (3)%
     Automated check-cashing machines in service --
       Checks cashed per average machine                                       $    579          n/a           --
       Verification and check-cashing fees per average
          machine                                                              $      3          n/a           --
       Machines at end of period                                                     37          n/a           --
       Average number of machines for the period (a)                                 32          n/a           --
-------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------
RENTAL OPERATIONS:
REVENUE
     Tire and wheel rentals                                                    $    360          n/a           --
     Tire and wheel sales                                                            15          n/a           --
     Management fees and other                                                      178          n/a           --
-------------------------------------------------------------------------------------------------------------------
TOTAL REVENUE                                                                       553          n/a           --
-------------------------------------------------------------------------------------------------------------------
COSTS OF REVENUE
     Tire and wheel rentals                                                         136          n/a           --
     Tire and wheel sales                                                            12          n/a           --
-------------------------------------------------------------------------------------------------------------------
NET REVENUE                                                                    $    405          n/a           --
-------------------------------------------------------------------------------------------------------------------
OTHER DATA (OWNED LOCATIONS)
     Rental agreements outstanding at end of period                            $  1,581          n/a           --
     Average balance per rental agreement
        at end of period (not in thousands)                                    $    956          n/a           --
     Locations in operation at end of period                                          4          n/a           --
     Average locations in operation for the period (a)                                4          n/a           --
===================================================================================================================

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

                                     PART II

Item 1.  LEGAL PROCEEDINGS

                  See Note 7 of Notes to Consolidated Financial Statements

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

                                     CASH AMERICA INTERNATIONAL, INC.
                              ----------------------------------------------
                                               (Registrant)



                                     BY: /s/ Thomas A. Bessant, Jr.
                              ----------------------------------------------

                                           Thomas A. Bessant, Jr.
                                         Senior Vice President and
                                          Chief Financial Officer


                                             Date: May 12, 1998

                               INDEX TO EXHIBITS

EXHIBIT NO.                   DESCRIPTION
-----------                   -----------
    27               Financial Data Schedule