Form 10-Q
period 1998-06-30
CASH AMERICA INTERNATIONAL INC
filed 1998-08-13
CIK 807884

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

For the quarterly period ended June 30, 1998

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
25,060,658 common shares, $.10 par value, were outstanding as of July 31, 1998

===============================================================================

                        CASH AMERICA INTERNATIONAL, INC.

                                  INDEX TO 10-Q


PART I.  FINANCIAL STATEMENTS
                                                                   Page
     Item 1. Financial Statements (Unaudited)

       Consolidated Balance Sheets - June 30, 1998
       and 1997 and December 31, 1997 .........................      1

       Consolidated Statements of Income - Three Months and
       Six Months Ended June 30, 1998 and 1997 ................      2

       Consolidated Statements of Comprehensive Income -
       Three Months and Six Months Ended June 30, 1998
       and 1997 ...............................................      3

       Consolidated Statements of Stockholders' Equity -
       Six Months Ended June 30, 1998 and 1997 ................      4

       Consolidated Statements of Cash Flows -
       Six Months Ended June 30, 1998 and 1997 ................      5

       Notes to Consolidated Financial Statements .............      6


     Item 2.  Management's Discussion and Analysis of
              Results of Operations and Financial Condition ...     10


PART II.  OTHER INFORMATION ...................................     26

SIGNATURE .....................................................     28

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

                                                                       (UNAUDITED)
 ...............................................................................................

                                                               June 30,            December 31,
                                                          1998           1997           1997
-----------------------------------------------------------------------------------------------
ASSETS
     Current assets:
        Cash and cash equivalents                     $   5,541      $   1,994      $   1,119
        Loans                                           125,678        109,815        112,240
        Merchandise held for disposition, net            55,472         47,233         53,468
        Inventories                                       4,826             --          2,130
        Finance and service charges receivable           19,083         15,948         17,414
        Prepaid expenses and other                        7,509          5,131          5,523
        Deferred tax assets                              12,800         11,507         12,529
-----------------------------------------------------------------------------------------------
            Total current assets                        230,909        191,628        204,423
        Property and equipment, net                      68,202         63,573         64,258
        Intangible assets, net                           89,522         65,659         64,977
        Other assets                                      3,363          7,031          7,621
-----------------------------------------------------------------------------------------------
            Total assets                              $ 391,996      $ 327,891      $ 341,279
===============================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY

     Current liabilities:
        Accounts payable and accrued expenses         $  20,630      $  12,284      $  14,971
        Customer deposits                                 4,277          3,800          3,740
        Income taxes currently payable                    2,130          3,390          3,819
        Current portion of long-term debt                 4,286          4,286          4,286
-----------------------------------------------------------------------------------------------

            Total current liabilities                    31,323         23,760         26,816

     Long-term debt                                     177,946        145,877        146,142
-----------------------------------------------------------------------------------------------

     Stockholders' equity:
        Common stock, $.10 par value per
            share, 80,000,000 shares authorized           3,024          3,024          3,024
        Paid in surplus                                 126,250        121,919        122,155
        Retained earnings                                96,893         82,168         91,337
        Accumulated other comprehensive loss             (2,084)        (1,983)        (2,458)
        Notes receivable - stockholders                  (1,424)          (841)        (1,337)
-----------------------------------------------------------------------------------------------
                                                        222,659        204,287        212,721
        Less -- shares held in treasury, at cost        (39,932)       (46,033)       (44,400)
-----------------------------------------------------------------------------------------------
     Total stockholders' equity                         182,727        158,254        168,321
-----------------------------------------------------------------------------------------------
     Total liabilities and stockholders' equity       $ 391,996      $ 327,891      $ 341,279
===============================================================================================



See notes to consolidated financial statements.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)


                                                                        (UNAUDITED)
---------------------------------------------------------------------------------------------------
                                                        Three Months Ended       Six Months Ended
                                                             June 30,                June 30,
                                                      1998          1997         1998         1997
---------------------------------------------------------------------------------------------------

REVENUE
    Finance and service charges                   $ 28,004      $ 24,967     $ 55,867     $ 50,438
    Proceeds from disposition of merchandise        48,225        43,975      102,363       94,139
    Check-cashing machine sales                        302            --        1,102           --
    Check-cashing royalties and fees                   886           477        1,726        1,361
    Rental operations                                  835            --        1,388           --
---------------------------------------------------------------------------------------------------
TOTAL REVENUE                                       78,252        69,419      162,446      145,938
===================================================================================================
COSTS OF REVENUE
    Disposed merchandise                            30,972        27,738       65,586       60,199
    Cost of check-cashing machines sold                292            --        1,026           --
    Rental operations                                  248            --          396           --
---------------------------------------------------------------------------------------------------
NET REVENUE                                         46,740        41,681       95,438       85,739
===================================================================================================
OPERATING EXPENSES
    Lending operations                              27,837        24,208       54,428       48,939
    Check-cashing operations                         1,782           470        3,017          980
    Rental operations                                  469            --          678           --
    Administration                                   6,329         5,520       12,631       11,262
    Depreciation                                     3,342         3,128        6,559        6,389
    Amortization                                       981           773        1,843        1,654
---------------------------------------------------------------------------------------------------
       Total operating expenses                     40,740        34,099       79,156       69,224
---------------------------------------------------------------------------------------------------
INCOME FROM OPERATIONS                               6,000         7,582       16,282       16,515

    Interest expense, net                            3,269         2,751        6,276        5,557
    Other (income) expense                             (13)           93           19          151
---------------------------------------------------------------------------------------------------
Income before income taxes                           2,744         4,738        9,987       10,807
Provision for income taxes                           1,110         1,727        3,819        4,006
---------------------------------------------------------------------------------------------------
NET INCOME                                        $  1,634      $  3,011     $  6,168     $  6,801
===================================================================================================
Net income per share:
    Basic                                         $    .07      $    .12     $    .25     $    .28
    Diluted                                            .06           .12          .24          .27
---------------------------------------------------------------------------------------------------
Weighted average shares:
    Basic                                           24,788        24,190       24,610       24,219
    Diluted                                         26,398        24,949       26,061       24,913

===================================================================================================


See notes to consolidated financial statements.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

                                                                      (UNAUDITED)
---------------------------------------------------------------------------------------------------
                                                       Three Months Ended        Six Months Ended
                                                            June 30,                  June 30,
                                                        1998         1997        1998        1997
---------------------------------------------------------------------------------------------------

NET INCOME                                           $ 1,634      $ 3,011     $ 6,168     $ 6,801

OTHER COMPREHENSIVE INCOME (LOSS)
    Foreign currency translation adjustments             (69)         522         374      (1,597)
                                                     -------      -------     -------     -------

        Total other comprehensive income (loss)          (69)         522         374      (1,597)
                                                     -------      -------     -------     -------

COMPREHENSIVE INCOME                                 $ 1,565      $ 3,533     $ 6,542     $ 5,204
                                                     =======      =======     =======     =======
---------------------------------------------------------------------------------------------------


See notes to consolidated financial statements.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
SIX MONTHS ENDED JUNE 30, 1998 AND 1997
(In thousands, except share data)                                  (UNAUDITED)

----------------------------------------------------------------------------------------------------------------------------------
                                                                              ACCUMULATED      NOTES
                               COMMON STOCK                                     OTHER        RECEIVABLE -     TREASURY STOCK
                         -----------------------     PAID IN     RETAINED    COMPREHENSIVE      STOCK-      ----------------------
                            SHARES        AMOUNT     SURPLUS     EARNINGS         LOSS         HOLDERS       SHARES      AMOUNT
----------------------------------------------------------------------------------------------------------------------------------

Balance at
    December 31, 1997     30,235,164     $ 3,024    $ 122,155    $ 91,337      $   (2,458)    $  (1,337)    5,812,519    $ (44,400)

    Net income                                                      6,168

    Other comprehensive income                                                        374

    Dividends declared                                               (612)

    Treasury shares purchased                                                                                  16,619         (233)

    Treasury shares reissued                            3,735                                                (615,936)       4,701

    Tax benefit from exercise
       of option shares                                   360

    Change in notes
      receivable - stockholders                                                                     (87)

-----------------------------------------------------------------------------------------------------------------------------------
Balance at
    June 30, 1998         30,235,164     $ 3,024    $ 126,250    $ 96,893        $ (2,084)     $ (1,424)    5,213,202    $ (39,932)
===================================================================================================================================
Balance at
    December 31, 1996     30,235,164     $ 3,024    $ 121,878    $ 75,973        $   (386)     $ (1,065)    5,975,670    $ (45,397)

    Net income                                                      6,801

    Other comprehensive loss                                                       (1,597)

    Dividends declared                                               (606)

    Treasury shares purchased                                                                                 141,754       (1,304)

    Treasury shares reissued                               16                                                 (87,838)         668

    Tax benefit from exercise
       of option shares                                    25

    Change in notes
      receivable - stockholders                                                                     224
-----------------------------------------------------------------------------------------------------------------------------------
Balance at
    June 30, 1997         30,235,164     $ 3,024    $ 121,919    $ 82,168        $ (1,983)       $ (841)    6,029,586    $ (46,033)
===================================================================================================================================

See notes to consolidated financial statements.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

                                                                                   (UNAUDITED)
-------------------------------------------------------------------------------------------------
                                                                                Six Months Ended
                                                                                    June 30,
                                                                                 1998         1997
--------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Reconciliation of Net Income to Net Cash
    Provided by Operating Activities:
       Net income                                                           $   6,168    $   6,801
       Adjustments to reconcile net income to net
          cash provided by operating activities:
            Depreciation                                                        6,559        6,389
            Amortization                                                        1,843        1,654
            Changes in operating assets and liabilities-
                  Finance and service charges receivable                         (885)      (1,065)
                  Merchandise held for disposition and inventories               (236)       2,187
                  Prepaid expenses and other                                   (2,641)         215
                  Accounts payable and accrued expenses                         4,105       (1,785)
                  Customer deposits, net                                          255          828
                  Income taxes payable                                         (1,358)        (310)
                  Deferred taxes, net                                           1,327         (352)
--------------------------------------------------------------------------------------------------
       Net cash provided by operating activities                               15,137       14,562
--------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
    Loans forfeited and transferred to merchandise held for disposition        58,555       53,741
    Loans repaid or renewed                                                   142,303      132,487
    Loans made, including loans renewed                                      (207,504)    (190,779)
--------------------------------------------------------------------------------------------------
       Net change in loans                                                     (6,646)      (4,551)
--------------------------------------------------------------------------------------------------
    Acquisitions, net of cash acquired                                        (20,877)      (3,715)
    Investment in and advances to affiliates                                     (120)        (350)
    Purchases of property and equipment                                        (9,617)      (7,253)
    Proceeds from sales of property and equipment                                 883           --
--------------------------------------------------------------------------------------------------
       Net cash used by investing activities                                  (36,377)     (15,869)
--------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
    Net borrowings under bank lines of credit                                  36,135        7,329
    Payments on notes payable and other obligations                           (10,587)      (4,286)
    Net change in notes receivable - stockholders                                  --          224
    Net proceeds from reissuance of treasury shares                             1,218          684
    Treasury shares purchased                                                    (233)      (1,304)
    Dividends paid                                                               (612)        (606)
-------------------------------------------------------------------------------------------------
       Net cash provided by financing activities                               25,651        2,041
--------------------------------------------------------------------------------------------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                            11          (74)
--------------------------------------------------------------------------------------------------
CHANGE IN CASH AND CASH EQUIVALENTS                                             4,422          660
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                1,119        1,334
--------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                  $   5,541    $   1,994
==================================================================================================
SUPPLEMENTAL DISCLOSURE OF NONCASH
    INVESTING ACTIVITIES
       Noncash activity in conjunction with purchase transactions:
          Fair value of assets acquired                                     $  36,229    $   3,834
          Less treasury shares reissued                                        (7,131)          --
          Less liabilities assumed                                             (8,221)        (119)
                                                                            ---------    ---------
            Net cash paid                                                   $  20,877    $   3,715
                                                                            =========    =========
==================================================================================================

See notes to consolidated financial statements.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
----------------------------------------------------------------------

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

         The financial statements as of June 30, 1998 and 1997, and for the three months and six months then ended are unaudited but, in management's opinion, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for such interim periods. Operating results for the three month and six month periods are not necessarily indicative of the results that may be expected for the full fiscal year.

         Certain amounts in the consolidated financial statements for the three months and six months ended June 30, 1997, and the consolidated balance sheet at December 31, 1997, have been reclassified to conform to the presentation format adopted in 1998. These reclassifications have no effect on the net income previously reported.

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

Rental Operations o Tire and wheel rentals are paid on a weekly basis in advance and receipts are recorded on the cash basis. Customers may return the tires and wheels at any time and have no obligation to complete the rental agreement. Rent-A-Tire has entered into agreements to operate and manage stores for an unrelated group of investors. The investors own and provide 100% financing for the stores, and incur all costs to operate them. Rent-A-Tire receives initial compensation for its efforts in constructing and opening each store and a fixed monthly management fee.

3.  INVESTMENT IN AFFILIATE

Effective February 1, 1998, the Company exercised its option to increase its ownership interest in Express from 49% to 90%. In conjunction with the reorganization of Express into Rent-A-Tire, the Company also acquired an additional 9.9% ownership interest. The sellers have an option to repurchase 9.9% of Rent-A-Tire for a nominal amount. The option is exerciseable upon sixty days written notice.

4.  LONG-TERM DEBT

The Company's long-term debt instruments and balances outstanding as of June 30 are as follows:

                                                         1998       1997
------------------------------------------------------------------------------
                                                         (In thousands)
U.S. Line of Credit up to $150 million
     due June 30, 2003                               $ 85,250   $ 78,225
U.K. Line of Credit up to L. 10 million
     due April 30, 2000                                 4,253      2,247
Swedish Lines of Credit up to SEK 215 million          21,300     23,976
8.33% senior unsecured notes due 2003                  21,429     25,715
8.14% senior unsecured notes due 2007                  20,000     20,000
7.10% senior unsecured notes due 2008                  30,000         --
------------------------------------------------------------------------------
                                                      182,232    150,163
Less current portion                                    4,286      4,286
------------------------------------------------------------------------------

Long-term debt                                       $177,946   $145,877
------------------------------------------------------------------------------

In August 1998, the U.K. Line of Credit was increased from 5 million pounds sterling to 10 million pounds sterling and its maturity was extended to April 30, 2000.


5.  NET INCOME PER SHARE

The reconciliation of basic and diluted weighted average common shares outstanding for the three month and six month periods ended June 30, follows:


                                                            Three Months Ended     Six Months Ended
                                                                  June 30,            June 30,
---------------------------------------------------------------------------------------------------
                                                              1998       1997       1998       1997
---------------------------------------------------------------------------------------------------
                                                                        (In thousands)
Weighted average shares - Basic                             24,788     24,190     24,610     24,219
Plus shares applicable to stock option plans                 1,587        759      1,434        694
Plus shares applicable to nonqualified savings plan             23         --         17         --
---------------------------------------------------------------------------------------------------
Weighted average shares - Diluted                           26,398     24,949     26,061     24,913
---------------------------------------------------------------------------------------------------


6.  OPERATION SEGMENT INFORMATION

The Company has two reportable operating segments in the lending industry and one each in the check-cashing and rental industries. The United States and foreign lending segments offer the same services. However, each is managed separately due to the different operational strategies required. The check-cashing and rental operations are managed separately because they offer different services and products, each of which requires its own technical, marketing and operational strategy.

Information concerning the segments is set forth below (in thousands):

                                               Lending
                              ------------------------------------------
                                 United                                     Check-
                                 States        Foreign        Total         Cashing       Rental      Consolidated
------------------------------------------------------------------------------------------------------------------
Three Months
Ended June 30, 1998:
    Total revenue                    $ 69,961     $  6,468     $ 76,429     $    988      $    835      $ 78,252
     Income (loss)
        from operations                 5,753        2,634        8,387       (2,236)         (151)        6,000
     Total assets at end of period    290,621       77,780      368,401       18,517         5,078       391,996
------------------------------------------------------------------------------------------------------------------
Three Months
Ended June 30, 1997:
    Total revenue                    $ 62,848     $  6,094     $ 68,942     $    477           n/a      $ 69,419
     Income (loss)
        from operations                 5,226        2,810        8,036         (454)          n/a         7,582
     Total assets at end of period    245,363       72,732      318,095        9,796           n/a       327,891
------------------------------------------------------------------------------------------------------------------
Six Months
Ended June 30, 1998:
     Total revenue                   $145,629     $ 12,912     $158,541     $  2,517      $  1,388      $162,446
     Income (loss)
       from operations                 14,690        5,458       20,148       (3,655)         (211)       16,282
------------------------------------------------------------------------------------------------------------------
Six Months
Ended June 30, 1997:
     Total revenue                   $132,248     $ 12,329     $144,577     $  1,361           n/a      $145,938
     Income (loss)
       from operations                 11,221        5,764       16,985         (470)          n/a        16,515
------------------------------------------------------------------------------------------------------------------

7.  LITIGATION

The Company is a defendant in certain lawsuits encountered in the ordinary course of its business. In the opinion of management, the resolution of these matters will not have a material adverse effect on the Company's financial position, results of operations or liquidity.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

SUMMARY CONSOLIDATED FINANCIAL DATA
SECOND QUARTER ENDED JUNE 30, 1998 vs.
SECOND QUARTER ENDED JUNE 30, 1997
------------------------------------------------------------------------------
(Dollars in thousands)
     The following table sets forth selected consolidated financial data with respect to the Company and its consolidated lending operations as of June 30, 1998 and 1997, and for the three months then ended.

                                                                        1998           1997          Change
---------------------------------------------------------------------------------------------------------------
REVENUE
     Finance and service charges                                        $ 28,004       $ 24,967             12%
     Proceeds from disposition of merchandise                             48,225         43,975             10%
     Check-cashing machine sales                                             302             --             --
     Check-cashing royalties and fees                                        886            477             86%
     Rental operations                                                       835             --             --
---------------------------------------------------------------------------------------------------------------
TOTAL REVENUE                                                             78,252         69,419             13%
---------------------------------------------------------------------------------------------------------------
COSTS OF REVENUE
     Disposed merchandise                                                 30,972         27,738             12%
     Cost of check-cashing machines sold                                     292             --             --
     Rental operations                                                       248             --             --
---------------------------------------------------------------------------------------------------------------
NET REVENUE                                                             $ 46,740       $ 41,681             12%
---------------------------------------------------------------------------------------------------------------
OTHER DATA
  CONSOLIDATED OPERATIONS:
     Net revenue contribution by source -
         Finance and service charges                                        59.9%          59.9%            --
         Margin on disposition of merchandise                               36.9%          39.0%            (5)%
         Check-cashing operations                                            1.9%           1.1%            73%
         Rental operations                                                   1.3%            --             --
     Expenses as a percentage of net revenue --
         Operations and administration                                      77.9%          72.5%             7%
         Depreciation and amortization                                       9.2%           9.4%            (2)%
         Interest, net                                                       7.0%           6.6%             6%
     Income from operations before depreciation
       and amortization as a percentage of total revenue                    13.2%          16.5%           (20)%
     Income before income taxes as a percentage of total revenue             3.5%           6.8%           (49)%
---------------------------------------------------------------------------------------------------------------
  CONSOLIDATED LENDING OPERATIONS:
     Annualized yield on loans                                                96%            95%             1%
     Average loan balance per average location in operation             $    268       $    270             (1)%
     Average loan amount at end of period (not in thousands)            $     99       $     95              4%
     Margin on disposition of merchandise as a percentage
       of proceeds from disposition of merchandise                          35.8%          36.9%            (3)%
     Average annualized merchandise turnover                                 2.3X           2.4x            (4)%
     Average merchandise held for disposition
       per average location                                             $    122       $    119              3%

     Locations in operation --
       Beginning of period                                                   415            385
         Acquired                                                             43              6
         Start-ups                                                             3              6
         Combined or closed                                                   (2)            (2)
       End of period                                                         459            395             16%
     Average number of locations in operation(a)                             436            389             12%
---------------------------------------------------------------------------------------------------------------

(a) Averages based on accumulation of month-end balances and dividing aggregate total by total months in the period.

SIX MONTHS ENDED JUNE 30, 1998 vs.
SIX MONTHS ENDED JUNE 30, 1997
-------------------------------------------------------------------------------
(Dollars in thousands)
     The following table sets forth selected consolidated financial data with respect to the Company and its consolidated lending operations as of June 30, 1998 and 1997, and for the six months then ended.

                                                                                 1998            1997          Change
----------------------------------------------------------------------------------------------------------------------
REVENUE
     Finance and service charges                                            $  55,867       $  50,438              11%
     Proceeds from disposition of merchandise                                 102,363          94,139               9%
     Check-cashing machine sales                                                1,102              --              --
     Check-cashing royalties and fees                                           1,726           1,361              27%
      Rental operations                                                         1,388              --              --
----------------------------------------------------------------------------------------------------------------------
TOTAL REVENUE                                                                 162,446         145,938              11%
----------------------------------------------------------------------------------------------------------------------
COSTS OF REVENUE
     Disposed merchandise                                                      65,586          60,199               9%
     Cost of check-cashing machines sold                                        1,026              --              --
     Rental operations                                                            396              --              --
----------------------------------------------------------------------------------------------------------------------
NET REVENUE                                                                 $  95,438       $  85,739              11%
----------------------------------------------------------------------------------------------------------------------
OTHER DATA
 CONSOLIDATED OPERATIONS:
     Net revenue contribution by source -
         Finance and service charges                                             58.6%           58.8%             --
         Margin on disposition of merchandise                                    38.5%           39.6%             (3)%
         Check-cashing operations                                                 1.9%            1.6%             19%
         Rental operations                                                        1.0%             --              --
     Expenses as a percentage of net revenue --
         Operations and administration                                           74.1%           71.4%              4%
         Depreciation and amortization                                            8.8%            9.4%             (6)%
         Interest, net                                                            6.6%            6.5%              2%
     Income from operations before depreciation
       and amortization as a percentage of total revenue                         15.2%           16.8%            (10)%
     Income before income taxes as a percentage of total revenue                  6.1%            7.4%            (18)%
----------------------------------------------------------------------------------------------------------------------
CONSOLIDATED LENDING OPERATIONS
     Annualized yield on loans                                                     99%             97%              2%
     Average loan balance per average location in operation                 $     270       $     272              (1)%
     Margin on disposition of merchandise as a percentage
       of proceeds from disposition of merchandise                               35.9%           36.1%             (1)%
     Average annualized merchandise turnover                                      2.5x            2.6x             (4)%
     Average merchandise held for disposition
       per average location                                                 $     126       $     122               3%

     Locations in operation --
      Beginning of period                                                         401             382
       Acquired                                                                    56               6
       Start-ups                                                                    4              10
       Combined or closed                                                          (2)             (3)
     End of period                                                                459             395               16%
    Average number of locations in operation(a)                                  424             386               10%
------------------------------------------------------------------------------------------------------------------------

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

         The Company expanded its lending operations during the eighteen-month period ended June 30, 1998, by adding a net seventy-seven locations. Seventeen locations were established, sixty-six operating units were acquired, and six locations were combined or closed. As of June 30, 1998, the Company operated 459 lending units--409 in sixteen states in the United States, thirty-nine jewelry-only and loan-only units in the United Kingdom, and eleven loan-only and primarily jewelry-only units in Sweden.

         During the eighteen months ended June 30, 1998, Mr. Payroll has focused on the development of an automated check-cashing machine. The first two machines were installed in June 1997, and forty-five units were in operation as of June 30, 1998. Eight machines were installed in the second quarter of 1998. As of June 30, 1998, Mr. Payroll also had 140 franchised and ten company owned manned check-cashing centers in twenty-one states compared to 151 franchised centers as of June 30, 1997.

         Through January 31, 1998, the Company had a 49% ownership interest in Express Rent A Tire, Ltd. ("Express") that was accounted for by the equity method of accounting, whereby the Company recorded its 49% share of earnings or losses in its consolidated financial statements. Effective February 1, 1998, the Company increased its ownership interest to 99.9% and reorganized the operations of Express into Rent-A-Tire. The acquisition of additional interests has been accounted for as a purchase and, accordingly, the assets and liabilities of Rent-A-Tire and the results of its operations have been included in the consolidated financial statements since February 1, 1998. As of June 30, 1998, Rent-A-Tire owns and operates four tire and wheel rental stores and manages nine additional tire and wheel rental stores under the Rent-A-Tire name including five that were added during the second quarter of 1998.


SECOND QUARTER ENDED JUNE 30, 1998, COMPARED TO THE
SECOND QUARTER ENDED JUNE 30, 1997

RESULTS OF OPERATIONS
         Consolidated net revenue increased 12% to $46.7 million during the second quarter ended June 30, 1998 (the "current quarter"), from $41.7 million during the second quarter ended June 30, 1997 (the "prior year quarter"). Of the 12% increase, 7% was attributable to the net addition of sixty-four lending locations since June 30, 1997, 3% was attributable to gains from same unit lending operations (those in operation for more than one year), and 2% was attributable to increases in the check-cashing and rental segments of the Company.

         Net revenue from lending operations increased $4.3 million to $45.5 million during the current quarter from $41.2 million during the prior year quarter, primarily due to a $3.1 million contribution by the lending units added since June 30, 1997. The principal components of lending operations net revenue are finance and service charges and net revenue from the disposition of merchandise. The remaining component, foreign check-cashing operations, commenced in the third quarter of 1997 and accounted for $.2 million of the increase.

         Finance and service charges are impacted by changes in both the average outstanding amount of pawn loans and the annualized yield on such loans. Finance and service charges increased $3.0 million, or 12%, in the current quarter over the prior year quarter. An 11% increase in the average outstanding amount of pawn loans, which occurred as a result of a 9% increase in the average number of loans outstanding and a 3% increase in the average loan amount, contributed $2.8 million of the total increase. A 1% increase in the annualized loan yield provided the remaining $.2 million increase. Same units contributed $1.6 million of the $3.0 million increase.

         The consolidated annualized loan yield, which represents a weighted average of the distinctive loan yields realized in the three countries in which the Company operates, increased to 96% in the current quarter from 95% in the prior year quarter even though both the domestic and blended foreign loan yields decreased. The consolidated increase occurred due to a greater percentage of higher-yielding domestic loans in the consolidated loan portfolio for the current quarter as compared to the prior year quarter. The domestic annualized loan yield decreased to 125% for the current quarter compared to 126% for the prior year quarter. The decrease can be attributed to a 21% increase in domestic pawn loan balances at June 30, 1998, over the balances at June 30, 1997. The net addition of sixty-two domestic lending locations accounted for 12% of the increase, while same units contributed 9% of the increase. The blended yield on average foreign pawn loans outstanding decreased to 50% for the current quarter from 52% in the prior year quarter. The decline in foreign loan yields resulted from lower returns on the disposition of unredeemed collateral at auction accompanied by a 5% increase in pawn loan balances at June 30, 1998, as compared to June 30, 1997.

         Net revenue from the disposition of merchandise is determined by the combination of the amount of proceeds received from the disposition of merchandise and the average margin earned therefrom. A $4.3 million, or 10%, increase in proceeds from the disposition of merchandise for the current quarter over the prior year quarter contributed an increase of $1.6 million in net revenue from the disposition of merchandise. The $1.6 million increase was offset by $.5 million resulting from a lower margin earned upon disposition in the current quarter compared to the prior year quarter. The net result was an increase of $1.1 million, or 6%, in net revenue from the disposition of merchandise. Same unit increases, which the Company believes is attributable to stronger customer demand, accounted for $1.0 million of the $4.3 million increase in proceeds for merchandise dispositions.

         The margin on disposition of merchandise declined to 35.8% in the current quarter from 36.9% during the prior year quarter. A reduced margin from the disposition of scrap jewelry accounted for 31% of the total reduction of margin received from disposition of merchandise. Excluding the effect of the disposition of scrap jewelry, the margin on disposition of merchandise was 37.1% for the current quarter compared to 38.3% in the prior year quarter due to the Company's continued emphasis on rapid disposition of merchandise. The merchandise turnover rate was 2.3 times compared to 2.4 times in the prior year quarter.

         Net revenue of Mr. Payroll in the current quarter increased 46% compared to the prior year quarter. Mr. Payroll's decision to emphasize the development and implementation of its automated check-cashing machine, which remains in an early growth stage, began to affect the composition of the components of net revenue during the prior year quarter. Check-cashing royalties and fees earned from the operations of the check-cashing machines and the owned and franchised check-cashing centers, increased 44% and represented 95% and 96% of net revenue in the current and prior year quarters, respectively. Gross profit realized on check-cashing machine sales, which did not begin until the latter stages of 1997, accounted for 1% of net revenue in the current quarter. The change in franchise fees, which accounted for the remaining 4% of net revenue in both periods, was negligible.

         Net revenue of $.6 million was contributed by Rent-A-Tire in the current quarter. Prior to February 1, 1998, the Company's 49% share of earnings or losses of Rent-A-Tire's predecessor was recorded in other expense.

         Consolidated operations and administration expenses as a percentage of net revenue were 77.9% in the current quarter compared to 72.5% for the prior year quarter. Total operations and administration expenses increased $6.2 million, or 21%, in the current quarter as compared to the prior year quarter. Domestic lending operations contributed $3.3 million of the increase primarily due to higher personnel, occupancy, and office expenses mostly attributable to new units which accounted for $2.5 million of the domestic increase. Foreign lending operations contributed $.3 million of the increase. Mr. Payroll contributed $1.9 million of the increase, primarily due to increased personnel, communications, and travel expenses related to the development and marketing of the check-cashing machine. The expenses of Rent-A-Tire, which was not consolidated prior to February 1, 1998, contributed $.7 million of the increase.

         Depreciation and amortization expenses as a percentage of net revenue decreased to 9.2% in the current quarter from 9.4% in the prior year quarter. Depreciation and amortization expenses increased 11% principally due to the effect of the increase in additional lending units.

         Net interest expense as a percentage of net revenue increased to 7.0% in the current quarter from 6.6% in the prior year quarter. The amount increased $.5 million, or 19%, primarily due to the effect of a higher average level of debt related to the Company's growth, combined with a slightly higher effective blended borrowing cost. Average debt outstanding increased 17% to $168.2 million during the current quarter from $143.6 million during the prior year quarter. The effective blended borrowing cost increased to 7.8% for the current quarter from 7.7% for the prior year quarter.

         Other expense includes $124 thousand of losses in the prior year quarter attributable to the Company's 49% equity interest in the losses of Express.

         The Company's consolidated effective income tax rate increased to 40% for the current quarter from 36% for the prior year quarter primarily as a result of a foreign dividend tax credit received in the prior year quarter combined with the effect in the current quarter of lower pre-tax income and higher non-deductible intangible asset amortization. The effective tax rate of the domestic lending operations increased to 40% for the current quarter compared to 38% for the prior year quarter primarily as a result of the benefit of the prior year quarter foreign dividend tax credit that was partially offset by a lower effective state income tax rate in the current quarter. The effective tax rate of the foreign lending operations decreased to 33% for the current quarter from 34% for the prior year quarter as a result of a rate reduction in the United Kingdom.


SIX MONTHS ENDED JUNE 30, 1998, COMPARED TO THE
SIX MONTHS ENDED JUNE 30, 1997

RESULTS OF OPERATIONS
         Consolidated net revenue increased 11% to $95.4 million during the six months ended June 30, 1998 (the "current period"), from $85.7 million during the six months ended June 30, 1997 (the "prior year period"). Of the 11% increase, 6% was attributable to the net addition of sixty-four locations since June 30, 1997, 4% was attributable to gains from same unit lending operations, and 1% was attributable to increases in the check-cashing and rental segments of the Company.

         Net revenue from lending operations increased $8.6 million to $93.0 million during the current period from $84.4 million during the prior year period, primarily due to a $4.8 million contribution by the lending units added since June 30, 1997. Finance and service charges, net revenue from the disposition of merchandise, and foreign check-cashing operations accounted for $5.4 million, $2.9 million, and $.3 million, respectively, of the total increase.

         Finance and service charges increased $5.4 million in the current period as a result of a 9% increase in the average outstanding amount of pawn loans that contributed $4.4 million to the increase and a 2% increase in the annualized loan yield that provided the remaining $1.0 million. Same units contributed $3.4 million of the increase in finance and service charges.

         The consolidated annualized loan yield increased to 99% in the current period from 97% in the prior year period. The domestic annualized loan yield increased to 128% for the current period compared to 127% for the prior year period primarily due to higher loan redemption rates. The blended yield on average foreign pawn loans outstanding decreased to 52% for the current period from 54% in the prior year period. The decline in foreign loan yields resulted from lower returns on the disposition of unredeemed collateral at auction.

         An $8.3 million, or 9%, increase in proceeds from the disposition of merchandise for the current period over the prior year period contributed an increase of $3.0 million in net revenue from the disposition of merchandise. The $3.0 million increase was offset by $.1 million resulting from a slightly lower margin earned upon disposition in the current period compared to the prior year period. The net result was an increase of $2.9 million, or 8%, in net revenue from the disposition of merchandise. Same unit increases, which the Company believes is attributable to stronger customer demand, accounted for $3.5 million of the $8.3 million increase in proceeds from merchandise dispositions.

         The margin on disposition of merchandise declined to 35.9% in the current period from 36.1% during the prior year period. The margin from the disposition of scrap jewelry decreased $.2 million in the current period as compared to the prior year period. Excluding the effect of the disposition of scrap jewelry, the margin on disposition of merchandise was 37.3% for the current period compared to 37.9% in the prior year period. The merchandise turnover rate decreased slightly to 2.5 times from 2.6 times in the prior year period.

         Net revenue of Mr. Payroll in the current period increased 10% compared to the prior year period. Mr. Payroll's decision to emphasize the development and implementation of its automated check-cashing machine began to affect the composition of the components of net revenue in the prior year period. Check-cashing royalties and fees earned from the operations of check-cashing machines and owned and franchised check-cashing centers, increased 31% and represented 93% and 78% of net revenue in the current and prior year periods, respectively. Gross profit realized on check-cashing machine sales, which did not begin until the latter stages of 1997, accounted for 5% of net revenue in the current period. Franchise fees and other income accounted for 2% and 22% of net revenue in the current period and the prior year period, respectively.

         Net revenue of $1.0 million was contributed by Rent-A-Tire in the current period. Prior to February 1, 1998, the Company's 49% share of earnings or losses of Rent-A-Tire's predecessor was recorded in other expense.

         Consolidated operations and administration expenses as a percentage of net revenue were 74.1% in the current period compared to 71.4% for the prior year period. Total operations and administration expenses increased $9.6 million in the current period as compared to the prior year period. Domestic lending operations contributed $4.8 million of the increase primarily due to higher personnel, occupancy, and office expenses mostly attributable to new units which accounted for $3.2 million of the domestic increase. Foreign lending operations contributed $.5 million of the increase. Mr. Payroll contributed $3.2 million primarily due to increased personnel, communications, and travel expenses related to the development and marketing of the check-cashing machine. The expenses of Rent-A-Tire, which was not consolidated prior to February 1, 1998, contributed $1.1 million of the increase.

         Depreciation and amortization expenses as a percentage of net revenue decreased to 8.8% in the current period from 9.4% in prior year period. Depreciation and amortization expenses increased 4% principally due to the effect of the increase in additional lending units.

         Net interest expense as a percentage of net revenue increased to 6.6% in the current period from 6.5% in the prior year period. The amount increased $.7 million, or 13%, primarily due to the effect of a higher average level of debt outstanding to support increased growth of operations and investment in subsidiaries. Average debt outstanding increased 10% to $161.2 million during the current period from $146.6 million during the prior year period. The effective blended borrowing cost increased to 7.8% for the current period from 7.6% for the prior year period.

         Other expense includes $79 thousand and $175 thousand of losses in the current period and prior year period, respectively, attributable to the Company's 49% equity interest in the losses of Express.

         The Company's consolidated effective income tax rate increased to 38% for the current period from 37% for the prior year period primarily due to a foreign dividend tax credit received in the prior year period. The effective tax rate of the domestic lending operations remained constant at 39% for each period since the benefit of the prior year period foreign dividend tax credit was offset by a lower effective state income tax rate in the current period. The effective tax rate of the foreign lending operations decreased to 33% for the current period from 34% for the prior year period primarily due to a rate reduction in the United Kingdom.

LIQUIDITY AND CAPITAL RESOURCES
         In management's opinion, the Company's cash flow and liquidity remain strong. Cash and cash equivalents increased $4.4 million to $5.5 million at June 30, 1998, from $1.1 million at December 31, 1997. During the six months ended June 30, 1998, $36.1 million of cash was provided by net borrowings on the Company's bank lines of credit, $15.1 million of cash was provided by operating activities, $1.2 million was provided by the issuance of common shares pursuant to the Company's stock option plans, and $.9 million was provided by proceeds from sales of property and equipment. The cash increases were partially offset by the Company's investments of $20.9 million to acquire fifty-six new lending locations and to repurchase 10 manned check-cashing centers, $9.6 million for capital expenditures, $6.7 million to increase pawn loan balances, and $.1 million in advances to Express. The Company also made a scheduled payment of $4.3 million on its 8.33% senior unsecured notes, paid $6.6 million of obligations in connection with acquisitions, paid $.6 million in dividends, and purchased $.2 million of treasury shares for the Company's Nonqualified Savings Plan. The Company intends to continue to market and enhance Mr. Payroll's automated check-cashing system and anticipates that Mr. Payroll will incur future losses until sufficient revenues are generated from the sale and operation of automated check-cashing machines.

         The Company expects to continue its plan to add approximately 5 to 15 new lending units during the remainder of 1998, which would add approximately 60 to 70 units for the full year. These additions may occur through new openings or acquisitions of existing locations.

         On January 22, 1997, the Company announced that its Board of Directors had authorized management to purchase up to one million shares of its common stock in the open market. During the six months ended June 30, 1998, the Company made no purchases under the program. Purchases may be made from time to time in the open market and it is expected that funding of the program will come from operating cash flow and existing bank facilities.

         Management believes that borrowings available under its revolving credit facilities, cash generated from operations and current working capital of $200 million should be sufficient to meet the Company's anticipated future capital requirements.

IMPACT OF FOREIGN CURRENCY EXCHANGE RATES
         The Company is subject to the risk of unexpected changes in foreign currency rates by virtue of its operations in the United Kingdom and Sweden. The Company's foreign assets, liabilities, and earnings are converted into U.S. dollars for consolidation into the Company's financial statements. At June 30, 1998, the Company had recorded a cumulative other comprehensive loss of $2.1 million as a result of fluctuations in foreign currency exchange rates. Future earnings and comparisons with prior periods reported by the Company may fluctuate depending on applicable currency exchange rates in effect during the periods.

COMPUTER SYSTEMS - THE YEAR 2000 ISSUE
         The Company has undertaken considerable effort to assess the actions and resources that will be required to make its systems Year 2000 compliant. The Company is utilizing both internal and external resources to identify, correct or reprogram, and test systems for Year 2000 compliance. It is the Company's belief that its proprietary pawnshop operating system is the only one of its computer systems that presents Year 2000 issues that are likely to be material to its ongoing business operations. The Company has completed a significant portion of the work that it has determined will be necessary to make its pawnshop operating system Year 2000 compliant, and it anticipates that it will complete all of the work, including the necessary testing, by the end of 1998. Because a number of steps remain to be performed, the Company has not yet determined the total Year 2000 compliance expense and related potential effect on earnings. However, the Company continues to believe, based on currently available information, that the total expense and related potential effect on earnings will not be material and that it will be able to manage its total Year 2000 transition without any material adverse effect on its business operations.

DOMESTIC LENDING OPERATIONS
------------------------------------------------------------------------------
(Dollars in thousands)
     The following table sets forth selected financial data for the Company's domestic lending operations as of June 30, 1998 and 1997, and for the three months then ended.

                                                                               1998            1997          Change
--------------------------------------------------------------------------------------------------------------------
REVENUE
     Finance and service charges                                          $  22,328       $  19,312              16%
     Proceeds from disposition of merchandise                                47,633          43,536               9%
--------------------------------------------------------------------------------------------------------------------
TOTAL REVENUE                                                                69,961          62,848              11%
--------------------------------------------------------------------------------------------------------------------
COSTS OF REVENUE
     Disposed merchandise                                                    30,484          27,427              11%
--------------------------------------------------------------------------------------------------------------------
NET REVENUE                                                               $  39,477       $  35,421              11%
====================================================================================================================
OTHER DATA
     Net revenue contribution by source -
         Finance and service charges                                           56.6%           54.5%              4%
         Margin on disposition of merchandise                                  43.4%           45.5%             (5)%
     Expenses as a percentage of net revenue --
         Operations and administration                                         76.0%           75.5%              1%
         Depreciation and amortization                                          9.4%            9.8%             (4)%
         Interest, net                                                          5.9%            6.1%             (3)%
     Income from operations before depreciation
       and amortization as a percentage of total revenue                       13.5%           13.8%             (2)%
     Income before income taxes as a percentage of total revenue                5.0%            4.7%              6%
     Annualized yield on loans                                                  125%            126%             (1)%
     Average loan balance per average location in operation               $     186       $     181               3%
     Average loan amount at end of period (not in thousands)              $      79       $      73               8%
     Margin on disposition of merchandise as a percentage
       of proceeds from disposition of merchandise                             36.0%           37.0%             (3)%
     Average annualized merchandise turnover                                    2.4X            2.4x             --
     Average merchandise held for disposition
      per average location                                                $     134       $     134              --
     Locations in operation --
       Beginning of period                                                      365             337
         Acquired                                                                43               6
         Start-ups                                                                3               6
         Combined or closed                                                      (2)             (2)
       End of period                                                            409             347              18%
     Average number of locations in operation (a)                               386             341              13%
====================================================================================================================

(a) Averages based on accumulation of month-end balances and dividing aggregate total by total months in the period.

DOMESTIC LENDING OPERATIONS
-------------------------------------------------------------------------------
(Dollars in thousands)
     The following table sets forth selected financial data for the Company's domestic lending operations as of June 30, 1998 and 1997, and for the six months then ended.

                                                                               1998            1997          Change
--------------------------------------------------------------------------------------------------------------------
REVENUE
     Finance and service charges                                          $  44,457       $  38,901              14%
     Proceeds from disposition of merchandise                               101,172          93,347               8%
--------------------------------------------------------------------------------------------------------------------
TOTAL OF REVENUE                                                            145,629         132,248              10%
--------------------------------------------------------------------------------------------------------------------
COSTS OF REVENUE
     Disposed merchandise                                                    64,638          59,632               8%
--------------------------------------------------------------------------------------------------------------------
NET REVENUE                                                               $  80,991       $  72,616              12%
====================================================================================================================
OTHER DATA
     Net revenue contribution by source -
         Finance and service charges                                           54.9%           53.6%              2%
         Margin on disposition of merchandise                                  45.1%           46.4%             (3)%
     Expenses as a percentage of net revenue --
         Operations and administration                                         72.9%           74.7%             (2)%
         Depreciation and amortization                                          8.9%            9.9%            (10)%
         Interest, net                                                          5.5%            6.0%             (8)%
     Income from operations before depreciation
       and amortization as a percentage of total revenue                       15.1%           13.9%              9%
     Income before income taxes as a percentage of total revenue                7.0%            5.1%             37%
     Annualized yield on loans                                                  128%            127%              1%
     Average loan balance per average location in operation               $     187       $     183               2%
     Margin on disposition of merchandise as a percentage
       of proceeds from disposition of merchandise                             36.1%           36.1%             --
     Average annualized merchandise turnover                                    2.5X            2.6x             (4)%
     Average merchandise held for disposition
       per average location                                               $     139       $     139              --
     Locations in operation --
       Beginning of period                                                      352             334
         Acquired                                                                55               6
         Start-ups                                                                4              10
         Combined or closed                                                      (2)             (3)
       End of period                                                            409             347              18%
Average number of locations in operation (a)                                    374             338              11%
====================================================================================================================

(a) Averages based on accumulation of month-end balances and dividing aggregate total by total months in the period

FOREIGN LENDING OPERATIONS
-------------------------------------------------------------------------------
(Dollars in thousands)
     The table below sets forth selected consolidated financial data in U.S. dollars for Harvey & Thompson and Svensk Pantbelaning as of June 30, 1998, and 1997, and for the three months then ended, using the following currency exchange rates:

                                                                                           1998             1997
----------------------------------------------------------------------------------------------------------------------------
Harvey & Thompson (pounds sterling per U.S. dollar)--
     Balance sheet data - end of period currency exchange rate                            .5996            .6006
     Income statement data - three months average currency exchange rate                  .6045            .6101
Svensk Pantbelaning (Swedish Kronor per U.S. dollar)--
     Balance sheet data - end of period currency exchange rate                           7.9799           7.7190
     Income statement data - three months average currency exchange rate                 7.8127           7.7100
----------------------------------------------------------------------------------------------------------------------------
                                                                                           1998             1997      CHANGE
----------------------------------------------------------------------------------------------------------------------------
REVENUE
     Finance and service charges                                                   $      5,676     $      5,655         --
     Proceeds from disposition of merchandise                                               592              439         35%
     Check-cashing fees                                                                     200               --         --
----------------------------------------------------------------------------------------------------------------------------
TOTAL REVENUE                                                                             6,468            6,094          6%
     Cost of disposed merchandise                                                           488              311         57%
---------------------------------------------------------------------------------------------------------------------------
NET REVENUE                                                                        $      5,980     $      5,783          3%
===========================================================================================================================
OTHER DATA
     Net revenue contribution by source-
         Finance and service charges                                                       94.9%            97.8%       (3)%
         Margin on disposition of merchandise                                               1.7%             2.2%      (23)%
         Check-cashing fees                                                                 3.4%              --         --
     Expenses as a percentage of net revenue-
         Operations and administration                                                     49.9%            46.0%        8%
         Depreciation and amortization                                                      6.1%             5.4%       13%
         Interest, net                                                                     10.3%             9.8%        5%
     Income from operations before depreciation and amortization
       as a percentage of total revenue                                                    46.3%            51.3%      (10)%
     Income before income taxes as a percentage of total revenue                           31.3%            37.0%      (15)%
     Annualized yield on loans                                                               50%              52%       (4)%
     Average loan balance per average location in operation                        $        905     $        903        --
     Average loan amount at end of period (not in thousands)                       $        177     $        175         1%

     Margin on disposition of merchandise as a percentage of proceeds
       from disposition of merchandise                                                     17.6%            29.2%      (40)%
     Average annualized merchandise turnover                                                1.4X             3.9X      (64)%
     Average merchandise held for disposition per average location                 $         28     $          7       300%

     Locations in operation-
       Beginning of period                                                                   50               48
          Acquired                                                                           --               --
          Start-ups                                                                          --               --
          Combined or closed                                                                 --               --
       End of period                                                                         50               48         4%
Average number of locations in operation                                                     50               48         4%
===========================================================================================================================


FOREIGN LENDING OPERATIONS
-----------------------------------------------------------------------------------------------------------------------
(Dollars in thousands)
     The table below sets forth selected consolidated financial data in U.S.
dollars for Harvey & Thompson and Svensk Pantbelaning as of June 30, 1998, and
1997, and for the six months then ended, using the following currency exchange rates:
                                                                                       1998         1997
-----------------------------------------------------------------------------------------------------------------------
Harvey & Thompson (pounds sterling per U.S. dollar)--
     Income statement data - six months average currency exchange rate                 .6061        .6112
Svensk Pantbelaning (Swedish Kronor per U.S. dollar)--
     Income statement data six months average currency exchange rate                  7.9155       7.5240
-----------------------------------------------------------------------------------------------------------------------
                                                                                        1998         1997       CHANGE
-----------------------------------------------------------------------------------------------------------------------
REVENUE
     Finance and service charges                                                     $11,410      $11,537           (1)%
     Proceeds from disposition of merchandise                                          1,191          792           50%
     Check-cashing fees                                                                  311           --           --
-----------------------------------------------------------------------------------------------------------------------
TOTAL REVENUE                                                                         12,912       12,329            5%
     Cost of disposed merchandise                                                        948          567           67%
-----------------------------------------------------------------------------------------------------------------------
NET REVENUE                                                                          $11,964      $11,762            2%
=======================================================================================================================
OTHER DATA
     Net revenue contribution by source-
         Finance and service charges                                                    95.4%        98.1%          (3)%
         Margin on disposition of merchandise                                            2.0%         1.9%           5%
         Check-cashing fees                                                              2.6%          --           --
     Expenses as a percentage of net revenue-
         Operations and administration                                                  48.5%        45.6%           6%
         Depreciation and amortization                                                   5.9%         5.3%          11%
         Interest, net                                                                  10.0%         9.8%           2%
     Income from operations before depreciation and amortization
       as a percentage of total revenue                                                 47.7%        51.9%          (8)%
     Income before income taxes as a percentage of total revenue                        33.2%        37.5%         (11)%
     Annualized yield on loans                                                            52%          54%          (4)%
     Average loan balance per average location in operation                          $   887      $   902           (2)%
     Margin on disposition of merchandise as a percentage of proceeds
       from disposition of merchandise                                                  20.4%        28.4%         (28)%
     Average annualized merchandise turnover                                             1.6X         4.2X         (62)%
     Average merchandise held for disposition per average location                   $    24       $    6          300 %
     Locations in operation-
       Beginning of period                                                                49           48
          Acquired                                                                         1           --
          Start-ups                                                                       --           --
          Combined or closed                                                              --           --
       End of period                                                                      50           48            4%
Average number of locations in operation                                                  50           48            4%
=======================================================================================================================

Other Operations
-------------------------------------------------------------------------------
(Dollars in thousands)
     The following table sets forth selected financial data with respect to the Company's other domestic operations as of June 30, 1998 and 1997, and for the three months then ended.

                                                                                         1998        1997     Change
---------------------------------------------------------------------------------------------------------------------
CHECK-CASHING OPERATIONS:
REVENUE
     Check-cashing machine sales                                                       $  302     $    --         --
     Check-cashing royalties and fees                                                     686         477         44%
---------------------------------------------------------------------------------------------------------------------
TOTAL REVENUE                                                                             988         477        107%
---------------------------------------------------------------------------------------------------------------------
COSTS OF REVENUE
     Cost of check-cashing machines sold                                                  292          --         --
---------------------------------------------------------------------------------------------------------------------
NET REVENUE                                                                            $  696     $   477         46%
=====================================================================================================================
OTHER DATA
     Franchised check-cashing units --
       Checks cashed per average unit                                                  $1,308     $ 1,165         12%
       Royalties and franchise fees per average unit                                   $    3     $     3         --
       Units in operation at end of period                                                150         151         (1)%
       Average units in operation for the period (a)                                      149         151         (1)%
     Automated check-cashing machines in service --
       Checks cashed per average machine                                               $  623     $   240        160%
       Verification and check-cashing fees per average
          machine                                                                      $    4          --         --
       Machines at end of period                                                           45           2       2150%
       Average number of machines for the period (a)                                       40           1       3900%
=====================================================================================================================


=====================================================================================================================
RENTAL OPERATIONS:
REVENUE
     Tire and wheel rentals                                                            $  588          n/a        --
     Tire and wheel sales                                                                  20          n/a        --
     Management fees and other                                                            227          n/a        --
---------------------------------------------------------------------------------------------------------------------
TOTAL REVENUE                                                                             835          n/a        --
---------------------------------------------------------------------------------------------------------------------
COSTS OF REVENUE
     Tire and wheel rentals                                                               233          n/a        --
     Tire and wheel sales                                                                  15          n/a        --
---------------------------------------------------------------------------------------------------------------------
NET REVENUE                                                                            $  587          n/a        --
=====================================================================================================================
OTHER DATA (OWNED LOCATIONS)
     Rental agreements outstanding at end of period                                    $1,417          n/a        --
     Average balance per rental agreement
        at end of period (not in thousands)                                            $  920          n/a        --
     Locations in operation at end of period                                                4          n/a        --
     Average locations in operation for the period (a)                                      4          n/a        --
=====================================================================================================================

(a) Averages based on accumulation of month-end balances and dividing aggregate total by total months in the period.

OTHER OPERATIONS
-------------------------------------------------------------------------------
(Dollars in thousands)
-------------------------------------------------------------------------------
     The following table sets forth selected financial data with respect to the Company's other domestic operations as of June 30, 1998 and 1997, and for the six months then ended.


                                                                  1998        1997      Change
-----------------------------------------------------------------------------------------------
CHECK-CASHING OPERATIONS:
REVENUE
     Check-cashing machine sales                               $ 1,102     $    --          --
     Check-cashing royalties and fees                            1,415       1,361           4%
-----------------------------------------------------------------------------------------------
TOTAL REVENUE                                                    2,517       1,361          85%
-----------------------------------------------------------------------------------------------
COSTS OF REVENUE
     Cost of check-cashing machines sold                         1,026          --          --
-----------------------------------------------------------------------------------------------
NET REVENUE                                                    $ 1,491     $ 1,361          10%
===============================================================================================
OTHER DATA
     Franchised check-cashing units --
       Checks cashed per average unit                          $ 2,903     $ 2,509          16%
       Royalties and franchise fees per average unit           $     8     $     9         (11)%
       Average units in operation for the period (a)               148         151          (2)%
     Automated check-cashing machines in service --
       Checks cashed per average machine                       $ 1,206          --          --
       Verification and check-cashing fees per average
          machine                                              $     7          --          --
       Average number of machines for the period (a)                36          --          --
===============================================================================================

===============================================================================================
RENTAL OPERATIONS:
REVENUE
     Tire and wheel rentals                                    $   978         n/a          --
     Tire and wheel sales                                           35         n/a          --
     Management fees and other                                     375         n/a          --
-----------------------------------------------------------------------------------------------
TOTAL REVENUE                                                    1,388         n/a          --
===============================================================================================
COSTS OF REVENUE
     Tire and wheel rentals                                        369         n/a          --
     Tire and wheel sales                                           27         n/a          --
-----------------------------------------------------------------------------------------------
NET REVENUE                                                    $   992         n/a          --
===============================================================================================
OTHER DATA (OWNED LOCATIONS)
    Average locations in operation period (a)                        4         n/a          --
===============================================================================================

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

             Not Applicable


Item 3.   DEFAULTS UPON SENIOR SECURITIES

            Not Applicable


Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On April 21, 1998, the Company's Annual Meeting of Shareholders was held. All of the nominees for director identified in the Company's Proxy Statement, filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, were elected at the meeting to hold office until the next Annual Meeting or until their successors are duly elected and qualified. The shareholders ratified the Company's selection of independent auditors. There was no other business brought before the meeting that required shareholder approval. Votes were cast in the matters described below as follows (there were no broker non-votes in matters (a) and (b) below):


   (a)      Election of directors
                                          For                   Withheld

            Jack R. Daugherty          21,844,711                78,674
            A. R. Dike                 21,844,724                78,661
            Daniel R. Feehan           21,844,611                78,774
            James H. Graves            21,751,524               171,861
            B. D. Hunter               21,844,083                79,302
            Timothy J. McKibben        21,757,124               166,261
            Alfred J. Micallef         21,760,124               163,261
            Clifton H. Morris, Jr.     21,839,324                84,061
            Carl P. Motheral           21,836,788                86,597
            Samuel W. Rizzo            21,844,711                78,674
            Rosalin Rogers             21,760,130               163,255

     (b)  Ratification of Independent Auditors

          For - 21,785,641
          Against - 13,506
          Abstain - 124,238


Item 5. OTHER INFORMATION

        Not Applicable


Item 6. EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits

               10.1 - Second Amendment (June 24, 1998) to Amended and Restated
                      Senior Revolving Credit Facility Agreement dated as of June 19, 1996.

               27   - Financial Data Schedule

          (b)  Reports on Form 8-K

                          None

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                        CASH AMERICA INTERNATIONAL, INC.
               ---------------------------------------------------
                                  (Registrant)



                         BY: /s/ Thomas A. Bessant, Jr.
               ---------------------------------------------------

                             Thomas A. Bessant, Jr.
                          Executive Vice President and
                             Chief Financial Officer


                              Date: August 12, 1998

                               INDEX TO EXHIBITS


        Exhibits
           No.                        Description

          10.1 -   Second Amendment (June 24, 1998) to Amended and
                   Restated Senior Revolving Credit Facility Agreement dated as of June 19, 1996.

          27   -   Financial Data Schedule