Form 10-Q
period 1998-09-30
CASH AMERICA INTERNATIONAL INC
filed 1998-11-13
CIK 807884

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

For the quarterly period ended September 30, 1998

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
25,078,387 common shares, $.10 par value, were outstanding as of October 31, 1998.

================================================================================

                        CASH AMERICA INTERNATIONAL, INC.

                                  INDEX TO 10-Q


PART I.  FINANCIAL STATEMENTS
                                                                                Page
     Item 1. Financial Statements (Unaudited)

       Consolidated Balance Sheets - September 30, 1998
       and 1997 and December 31, 1997...........................................   1

       Consolidated Statements of Income - Three Months and
       Nine Months Ended September 30, 1998 and 1997............................   2

       Consolidated Statements of Comprehensive Income -
       Three Months and Nine Months Ended September 30, 1998 and 1997..........    3

       Consolidated Statements of Stockholders' Equity -
       Nine Months Ended September 30, 1998 and 1997............................   4

       Consolidated Statements of Cash Flows -
       Nine Months Ended September 30, 1998 and 1997...........................    5

       Notes to Consolidated Financial Statements...............................   6


     Item 2.  Management's Discussion and Analysis of
                Results of Operations and Financial Condition...................  11


PART II.  OTHER INFORMATION.....................................................  29

SIGNATURE.......................................................................  30

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)                                   (UNAUDITED)


--------------------------------------------------------------------------------------------
                                                         September 30,         December 31,
                                                      1998          1997            1997
--------------------------------------------------------------------------------------------
ASSETS

Current assets:
     Cash and cash equivalents                    $   3,267      $   3,781      $   1,119
     Loans                                          133,053        116,391        112,240
     Merchandise held for disposition, net           64,653         54,488         53,468
     Inventories                                      4,081           --            2,130
     Finance and service charges receivable          19,772         17,564         17,414
     Prepaid expenses and other                       7,396          6,506          5,523
     Deferred tax assets                             14,681         13,098         12,529

--------------------------------------------------------------------------------------------

        Total current assets                        246,903        211,828        204,423
Property and equipment, net                          70,378         64,140         64,258
Intangible assets, net                               89,394         65,677         64,977
Other assets                                          3,681          7,130          7,621

--------------------------------------------------------------------------------------------

     Total assets                                 $ 410,356      $ 348,775      $ 341,279

--------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable and accrued expenses        $  17,984      $  15,295      $  14,971
     Customer deposits                                4,829          4,151          3,740
     Income taxes currently payable                   4,934          4,390          3,819
     Current portion of long-term debt                4,625          4,286          4,286

--------------------------------------------------------------------------------------------

        Total current liabilities                    32,372         28,122         26,816

Long-term debt                                      192,455        159,037        146,142

--------------------------------------------------------------------------------------------

Stockholders' equity:
     Common stock, $.10 par value per
        share, 80,000,000 shares authorized           3,024          3,024          3,024
     Paid in surplus                                126,346        122,116        122,155
     Retained earnings                               98,677         85,306         91,337
     Accumulated other comprehensive loss            (1,138)        (2,958)        (2,458)
     Notes receivable - stockholders                 (1,571)        (1,337)        (1,337)

--------------------------------------------------------------------------------------------
                                                    225,338        206,151        212,721
     Less -- shares held in treasury, at cost       (39,809)       (44,535)       (44,400)

--------------------------------------------------------------------------------------------

Total stockholders' equity                          185,529        161,616        168,321

--------------------------------------------------------------------------------------------

Total liabilities and stockholders' equity        $ 410,356      $ 348,775      $ 341,279

--------------------------------------------------------------------------------------------

See notes to consolidated financial statements.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)                               (UNAUDITED)


---------------------------------------------------------------------------------------------
                                                Three Months Ended         Nine Months Ended
                                                   September 30,             September 30,
                                                1998          1997         1998         1997
---------------------------------------------------------------------------------------------
REVENUE
Finance and service charges                  $ 30,096      $ 27,025     $ 85,963     $ 77,463
Proceeds from disposition of merchandise       48,022        42,573      150,385      136,712
Check cashing machine sales                       401           200        1,503          200
Check cashing royalties and fees                1,103           513        2,829        1,874
Rental operations                                 890          --          2,278         --

---------------------------------------------------------------------------------------------

TOTAL REVENUE                                  80,512        70,311      242,958      216,249

---------------------------------------------------------------------------------------------
COSTS OF REVENUE
Disposed merchandise                           31,106        26,997       96,692       87,196
Cost of check cashing machines sold               375           177        1,401          177
Rental operations                                 234          --            630         --

---------------------------------------------------------------------------------------------
NET REVENUE                                    48,797        43,137      144,235      128,876

---------------------------------------------------------------------------------------------
OPERATING EXPENSES
Lending operations                             28,402        24,227       82,830       73,166
Check cashing operations                        1,882           587        4,899        1,567
Rental operations                                 378          --          1,056         --
Administration                                  6,388         5,818       19,019       17,080
Depreciation                                    3,535         3,101       10,094        9,490
Amortization                                    1,141           812        2,984        2,466

---------------------------------------------------------------------------------------------
     Total operating expenses                  41,726        34,545      120,882      103,769

---------------------------------------------------------------------------------------------
INCOME FROM OPERATIONS                          7,071         8,592       23,353       25,107

Interest expense, net                           3,666         2,998        9,942        8,555
Other (income) expense                            (18)          105            1          256
---------------------------------------------------------------------------------------------
Income before income taxes                      3,423         5,489       13,410       16,296
Provision for income taxes                      1,326         2,047        5,145        6,053
---------------------------------------------------------------------------------------------
NET INCOME                                   $  2,097      $  3,442     $  8,265     $ 10,243

---------------------------------------------------------------------------------------------
Net income per share:
     Basic                                   $    .08      $    .14     $    .33     $    .42
     Diluted                                      .08           .14          .32          .41

---------------------------------------------------------------------------------------------
Weighted average shares:
     Basic                                     25,030        24,279       24,754       24,238
     Diluted                                   26,417        25,224       26,186       25,026

---------------------------------------------------------------------------------------------

See notes to consolidated financial statements.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)                                                       (UNAUDITED)


---------------------------------------------------------------------------------------------------
                                                        Three Months Ended        Nine Months Ended
                                                          September 30,             September 30,
                                                       1998         1997          1998        1997
----------------------------------------------------------------------------------------------------
NET INCOME                                          $  2,097     $  3,442      $  8,265     $ 10,243

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustments                 946         (975)        1,320       (2,572)
                                                    --------     --------      --------     --------

        Total other comprehensive income (loss)          946         (975)        1,320       (2,572)
                                                    --------     --------      --------     --------

COMPREHENSIVE INCOME                                $  3,043     $  2,467      $  9,585     $  7,671
                                                    ========     ========      ========     ========

----------------------------------------------------------------------------------------------------

See notes to consolidated financial statements.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
(In thousands, except share data)                                    (UNAUDITED)


--------------------------------------------------------------------------------------------------------------------------------
                                                                            ACCUMULATED       NOTES
                                                                              OTHER        RECEIVABLE -
                                  COMMON STOCK        PAID IN    RETAINED  COMPREHENSIVE      STOCK-         TREASURY STOCK
                                SHARES     AMOUNT     SURPLUS    EARNINGS      LOSS          HOLDERS      SHARES        AMOUNT
--------------------------------------------------------------------------------------------------------------------------------
Balance at
 December 31, 1997            30,235,164  $ 3,024   $  122,155  $  91,337   $  (2,458)     $  (1,337)    5,812,519   $  (44,400)

 Net income                                                         8,265

 Other comprehensive income                                                     1,320

 Dividends declared--
  $.0375 per share                                                  (925)

 Treasury shares purchased                                                                                  20,511         (286)

 Treasury shares reissued                                3,795                                            (641,269)       4,877

 Tax benefit from exercise
  of option shares                                         396

 Change in notes
  receivable - stockholders                                                                     (234)
--------------------------------------------------------------------------------------------------------------------------------

Balance at
 September 30, 1998           30,235,164  $ 3,024   $  126,346  $  98,677   $  (1,138)     $  (1,571)    5,191,761   $  (39,809)
================================================================================================================================


Balance at
 December 31, 1996            30,235,164  $ 3,024   $  121,878  $  75,973   $    (386)     $  (1,065)    5,975,670   $  (45,397)

 Net income                                                       10,243

 Other comprehensive loss                                                      (2,572)

 Dividends declared--
  $.0375 per share                                                  (910)

 Treasury shares purchased                                                                                 144,294       (1,333)

 Treasury shares reissued                                  (75)                                           (287,763)       2,195

 Tax benefit from exercise
  of option shares                                         313

 Change in notes
  receivable - stockholders                                                                     (272)

--------------------------------------------------------------------------------------------------------------------------------
Balance at
 September 30, 1997           30,235,164  $ 3,024   $  122,116  $  85,306   $  (2,958)     $  (1,337)    5,832,201  $   (44,535)
================================================================================================================================


See notes to consolidated financial statements.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)                                                      (UNAUDITED)

------------------------------------------------------------------------------------------------
                                                                             Nine Months Ended
                                                                               September 30,
                                                                            1998            1997
------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Reconciliation of Net Income to Net Cash
    Provided by Operating Activities:
       Net income                                                       $   8,265      $  10,243
       Adjustments to reconcile net income to net
          cash provided by operating activities:
             Depreciation                                                  10,094          9,490
             Amortization                                                   2,984          2,466
             Changes in operating assets and liabilities-
                   Finance and service charges receivable                  (1,438)        (2,720)
                   Merchandise held for disposition and inventories        (8,395)        (4,917)
                   Prepaid expenses and other                              (2,786)        (1,151)
                   Accounts payable and accrued expenses                    1,447          1,170
                   Customer deposits, net                                     801          1,153
                   Income taxes payable                                     2,665          1,045
                   Deferred taxes, net                                     (2,074)        (1,923)
------------------------------------------------------------------------------------------------
       Net cash provided by operating activities                           11,563         14,856
------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
Loans forfeited and transferred to merchandise held for disposition        95,206         84,578
Loans repaid or renewed                                                   216,909        198,706
Loans made, including loans renewed                                      (325,126)      (294,142)
------------------------------------------------------------------------------------------------
    Net change in loans                                                   (13,011)       (10,858)
------------------------------------------------------------------------------------------------
Acquisitions, net of cash acquired                                        (21,787)        (5,324)
Investment in and advances to affiliates                                     (120)          (600)
Purchases of property and equipment                                       (15,380)       (11,006)
Proceeds from sales of property and equipment                               1,037           --
------------------------------------------------------------------------------------------------
    Net cash used by investing activities                                 (49,261)       (27,788)
------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings under bank lines of credit                                  48,745         20,108
Proceeds from capital lease obligations                                     1,853           --
Payments on notes payable and other obligations                           (10,892)        (4,286)
Payments on notes receivable - stockholders                                  --              243
Net proceeds from reissuance of treasury shares                             1,307          1,605
Treasury shares purchased                                                    (286)        (1,333)
Dividends paid                                                               (925)          (910)
------------------------------------------------------------------------------------------------
    Net cash provided by financing activities                              39,802         15,427
------------------------------------------------------------------------------------------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                        44            (48)
------------------------------------------------------------------------------------------------
CHANGE IN CASH AND CASH EQUIVALENTS                                         2,148          2,447
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                            1,119          1,334
------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                              $   3,267      $   3,781
================================================================================================
SUPPLEMENTAL DISCLOSURES
    NONCASH INVESTING AND FINANCING ACTIVITIES:
       Purchase transactions-
          Treasury shares reissued                                          7,131           --
          Liabilities assumed                                               8,227            167
       Loans to stockholders for exercise of stock options                    234            515
------------------------------------------------------------------------------------------------

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

     The financial statements as of September 30, 1998 and 1997, and for the three months and nine months then ended are unaudited but, in management's opinion, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for such interim periods. Operating results for the three month and nine month periods are not necessarily indicative of the results that may be expected for the full fiscal year.

     Certain amounts in the consolidated financial statements for the three months and nine months ended September 30, 1997, and the consolidated balance sheet at December 31, 1997, have been reclassified to conform to the presentation format adopted in 1998. These reclassifications have no effect on the net income previously reported.

     These financial statements and related notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1997 Annual Report to Stockholders.

2.  REVENUE RECOGNITION

Lending Operations -- Pawn loans ("loans") are made on the pledge of tangible personal property. The Company accrues finance and service charge revenue on all loans that the Company deems collection is probable based on historical loan redemption statistics. For loans not repaid, the carrying value of the forfeited collateral ("merchandise held for disposition") is stated at the lower of cost (cash amount loaned) or market.

     Revenue is recognized at the time of disposition of merchandise. Interim customer payments for layaway sales are recorded as deferred revenue and subsequently recognized as revenue during the period in which final payment is received.

Check Cashing Operations -- Check cashing machine sales revenue is recorded upon installation and activation of the machine. The Company records fees derived from its owned check cashing locations and machines in the period in which the service is provided. Royalties derived from franchised locations are recorded on the accrual basis.

Rental Operations -- Tire and wheel rentals are paid on a weekly basis in advance and receipts are recorded on the cash basis. Customers may return the tires and wheels at any time and have no obligation to complete the rental agreement. Rent-A-Tire has entered into agreements to operate and manage stores for an unrelated group of investors. The investors own and provide 100% financing for the stores, and incur all costs to operate them. Rent-A-Tire receives initial compensation for its efforts in constructing and opening each store and a monthly management fee.

3.  ACQUISITIONS

During the nine months ended September 30, 1998, the Company acquired fifty-eight pawnshops in purchase transactions for an aggregate purchase price of $35.7 million consisting of $20.4 million in cash, the assumption of $8.2 million of liabilities, and the issuance of 475,391 shares of the Company's common stock valued at $7.1 million. The Company also purchased ten manned check cashing centers for an aggregate cash consideration of $1.4 million during the period.

Effective February 1, 1998, in a series of transactions accounted for as a purchase, the Company exercised an option, for which it had paid $1 million in 1995, to increase its ownership interest in Express from 49% to 90%. In conjunction with the reorganization of Express into Rent-A-Tire, the Company also acquired an additional 9.9% ownership interest. The aggregate purchase price of the additional 41% interest will be paid in four annual installments in an amount equal to .5835 times the defined after-tax net income of Express for the 1997 fiscal year and Rent-A-Tire for the 1998, 1999 and 2000 fiscal years, respectively. No consideration was payable based on Express's results of operations in 1997. The sellers have an option to repurchase 9.9% of Rent-A-Tire for a nominal amount. The option is exercisable upon sixty days written notice.

4.  LONG-TERM DEBT

The Company's long-term debt instruments and balances outstanding as of September 30 are as follows:


                                                                                   1998                   1997
-------------------------------------------------------------------------------------------------------------------
                                                                                        (In thousands)
U.S. Line of Credit up to $150 million
     due June 30, 2003                                                        $100,000                $  91,150
U.K. Line of Credit up to(pound)10 million
     due April 30, 2000                                                          3,570                    2,019
Swedish Lines of Credit up to SEK 215 million                                   20,263                   24,439
8.33% senior unsecured notes due 2003                                           21,429                   25,715
8.14% senior unsecured notes due 2007                                           20,000                   20,000
7.10% senior unsecured notes due 2008                                           30,000                       --
Capital lease obligations payable                                                1,818                       --
-------------------------------------------------------------------------------------------------------------------
                                                                               197,080                  163,323
Less current portion                                                             4,625                    4,286
===================================================================================================================
Long-term debt                                                                $192,455                 $159,037
===================================================================================================================

5.  NET INCOME PER SHARE

The reconciliation of basic and diluted weighted average common shares outstanding for the three month and nine month periods ended September 30, follows:

                                                                  Three Months Ended          Nine Months Ended
                                                                    September 30,               September 30,
                                                              -------------------------- ----------------------------
                                                                  1998          1997          1998          1997
------------------------------------------------------------- ------------- ------------- ------------- -------------
                                                                                  (In thousands)
Weighted average shares - Basic                                     25,030        24,279        24,754        24,238
Effect of shares applicable to stock option plans                    1,355           941         1,409           783
Effect of shares applicable to nonqualified savings plan                32             4            23             5

------------------------------------------------------------- ------------- ------------- ------------- -------------
Weighted average shares - Diluted                                   26,417        25,224        26,186        25,026
============================================================= ============= ============= ============= =============


6.  OPERATING SEGMENT INFORMATION

The Company has two reportable operating segments in the lending industry and one each in the check cashing and rental industries. The United States and foreign lending segments offer the same services. However, each is managed separately due to the different operational strategies required. The check cashing and rental operations are managed separately because they offer different services and products, each of which requires its own technical, marketing and operational strategy.

Information concerning the segments is set forth below (in thousands):


                                               Lending
                              ------------------------------------------
                                 United                                       Check
                                 States          Foreign        Total         Cashing       Rental      Consolidated
--------------------------------------------------------------------------------------------------------------------
Three Months Ended
September 30, 1998:
    Total revenue               $   71,317      $   7,044     $  78,361      $   1,261      $   890       $  80,512
    Income (loss)
      from operations                6,311          3,077         9,388         (2,203)        (114)          7,071
    Total assets at end of
         period                    307,149         79,047       386,196         18,856        5,304         410,356
--------------------------------------------------------------------------------------------------------------------
Three Months Ended
September 30, 1997:
    Total revenue               $   63,570      $   6,028     $  69,598      $     713          n/a       $  70,311
     Income (loss)
       from operations               6,317          2,773         9,090           (498)         n/a           8,592
    Total assets at end of
        period                     262,257         73,621       335,878         12,897          n/a         348,775
--------------------------------------------------------------------------------------------------------------------
Nine Months Ended
September 30, 1998:
     Total revenue              $  216,946      $  19,956     $ 236,902      $   3,778      $ 2,278       $ 242,958
     Income (loss)
       from operations              21,001          8,535        29,536         (5,858)        (325)         23,353
--------------------------------------------------------------------------------------------------------------------

Nine Months Ended
September 30, 1997:
     Total revenue              $  195,818      $  18,357     $ 214,175      $   2,074          n/a       $ 216,249
     Income (loss)
       from operations              17,538          8,537        26,075           (968)         n/a          25,107
--------------------------------------------------------------------------------------------------------------------


7.  LITIGATION

The Company is a defendant in certain lawsuits encountered in the ordinary course of its business. In the opinion of management, the resolution of these matters will not have a material adverse effect on the Company's financial position, results of operations or liquidity.

8.  SUBSEQUENT EVENT

The Company has signed a letter of intent with Wells Fargo Bank, N.A. ("Wells Fargo") that provides for the Company's wholly owned subsidiary, Mr. Payroll Corporation ("Mr. Payroll"), to contribute certain tangible assets and intellectual property associated with its automated check cashing machine business into its joint venture with Wells Fargo that was originally formed in May 1998.

Wells Fargo would contribute cash to the joint venture to further the development and distribution of the technology. Mr. Payroll and Wells Fargo would continue to hold equal ownership interests in the joint venture, subject to a minority interest reserved for management of the joint venture. The transaction is subject to the negotiation and execution of a definitive agreement, which the Company expects to finalize before the end of 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

SUMMARY CONSOLIDATED FINANCIAL DATA

THIRD QUARTER ENDED SEPTEMBER 30, 1998 vs.
THIRD QUARTER ENDED SEPTEMBER 30, 1997
--------------------------------------------------------------------------------
(Dollars in thousands)

     The following table sets forth selected consolidated financial data with respect to the Company and its consolidated lending operations as of September 30, 1998 and 1997, and for the three months then ended.

                                                                     1998        1997      Change
--------------------------------------------------------------------------------------------------
REVENUE
Finance and service charges                                        $ 30,096     $ 27,025        11%
Proceeds from disposition of merchandise                             48,022       42,573        13%
Check cashing machine sales                                             401          200       101%
Check cashing royalties and fees                                      1,103          513       115%
Rental operations                                                       890           --        --
--------------------------------------------------------------------------------------------------
TOTAL REVENUE                                                        80,512       70,311        15%
--------------------------------------------------------------------------------------------------
COSTS OF REVENUE
Disposed merchandise                                                 31,106       26,997        15%
Cost of check cashing machines sold                                     375          177       112%
Rental operations                                                       234           --        --
--------------------------------------------------------------------------------------------------
NET REVENUE                                                        $ 48,797     $ 43,137        13%
==================================================================================================
OTHER DATA
  CONSOLIDATED OPERATIONS:
     Net revenue contribution by source--
         Finance and service charges                                   61.7%        62.7%       (2)%
         Margin on disposition of merchandise                          34.7%        36.1%       (4)%
         Check cashing operations                                       2.3%         1.2%       92%
         Rental operations                                              1.3%          --        --
     Expenses as a percentage of net revenue--
         Operations and administration                                 75.9%        71.0%        7%
         Depreciation and amortization                                  9.6%         9.1%        5%
         Interest, net                                                  7.5%         6.9%        8%
     Income from operations before depreciation
       and amortization as a percentage of total revenue               14.6%        17.8%      (18)%
     Income before income taxes as a percentage of total revenue        4.3%         7.8%      (45)%
--------------------------------------------------------------------------------------------------
  CONSOLIDATED LENDING OPERATIONS:
     Annualized yield on loans                                           92%          95%       (3)%
     Average loan balance per average location in operation        $    282     $    284        (1)%
     Average loan amount at end of period (not in thousands)       $    100     $     96         4%
     Margin on disposition of merchandise as a percentage
       of proceeds from disposition of merchandise                     35.2%        36.6%       (4)%
     Average annualized merchandise turnover                           2.1X         2.1x        --
     Average merchandise held for disposition
       per average location                                        $    131     $    128         2%

     Locations in operation--
       Beginning of period                                              459          395
         Acquired                                                         2            4
         Start-ups                                                        2            2
         Combined or closed                                              (3)          --
       End of period                                                    460          401        15%
     Average number of locations in operation (a)                       460          398        16%
==================================================================================================

(a) Averages based on accumulation of month-end balances and dividing aggregate total by total months in the period.

NINE MONTHS ENDED SEPTEMBER 30, 1998 vs.
NINE MONTHS ENDED SEPTEMBER 30, 1997
--------------------------------------------------------------------------------
(Dollars in thousands)

     The following table sets forth selected consolidated financial data with respect to the Company and its consolidated lending operations as of September 30, 1998 and 1997, and for the nine months then ended.

                                                                      1998         1997      Change
----------------------------------------------------------------------------------------------------
REVENUE
Finance and service charges                                        $  85,963     $  77,463        11%
Proceeds from disposition of merchandise                             150,385       136,712        10%
Check cashing machine sales                                            1,503           200       652%
Check cashing royalties and fees                                       2,829         1,874        51%
Rental operations                                                      2,278            --        --
----------------------------------------------------------------------------------------------------
TOTAL REVENUE                                                        242,958       216,249        12%
----------------------------------------------------------------------------------------------------
COSTS OF REVENUE
Disposed merchandise                                                  96,692        87,196        11%
Cost of check cashing machines sold                                    1,401           177       692%
Rental operations                                                        630            --        --
----------------------------------------------------------------------------------------------------
NET REVENUE                                                        $ 144,235     $ 128,876        12%
----------------------------------------------------------------------------------------------------
OTHER DATA
  CONSOLIDATED OPERATIONS:
     Net revenue contribution by source--
         Finance and service charges                                    59.6%         60.1%       (1)%
         Margin on disposition of merchandise                           37.2%         38.4%       (3)%
         Check cashing operations                                        2.0%          1.5%       33%
         Rental operations                                               1.2%           --        --
     Expenses as a percentage of net revenue--
         Operations and administration                                  74.7%         71.2%        5%
         Depreciation and amortization                                   9.1%          9.3%       (2)%
         Interest, net                                                   6.9%          6.6%        5%
     Income from operations before depreciation
       and amortization as a percentage of total revenue                15.0%         17.1%      (12)%
     Income before income taxes as a percentage of total revenue         5.5%          7.5%      (27)%
----------------------------------------------------------------------------------------------------
  CONSOLIDATED LENDING OPERATIONS:
     Annualized yield on loans                                            96%           96%       --
     Average loan balance per average location in operation        $     274     $     277        (1)%
     Margin on disposition of merchandise as a percentage
       of proceeds from disposition of merchandise                      35.7%         36.2%       (1)%
     Average annualized merchandise turnover                            2.3X          2.4x        (4)%
     Average merchandise held for disposition
       per average location                                        $     128     $     125         2%

     Locations in operation--
       Beginning of period                                               401           382
         Acquired                                                         58            10
         Start-ups                                                         6            12
         Combined or closed                                               (5)           (3)
       End of period                                                     460           401        15%
     Average number of locations in operation (a)                        435           390        12%
====================================================================================================

(a) Averages based on accumulation of month-end balances and dividing aggregate total by total months in the period.

GENERAL

     The Company is a diversified provider of specialty financial services to individuals in the United States, United Kingdom and Sweden. The Company offers secured non-recourse loans, commonly referred to as pawn loans, to individuals through its lending operations. Pawn loans earn finance and service charge revenue. The disposition of merchandise, primarily collateral from unredeemed pawn loans, is a related but secondary source of net revenue from the Company's lending function. The Company also provides check cashing services through its subsidiary, Mr. Payroll Corporation ("Mr. Payroll") and rental of tires and wheels through its subsidiary, Rent-A-Tire, Inc. ("Rent-A-Tire").

     The Company expanded its lending operations during the twenty-one month period ended September 30, 1998, by adding a net seventy-eight locations. Nineteen locations were established, sixty-eight operating units were acquired, and nine locations were combined or closed. As of September 30, 1998, the Company operated 460 lending units--410 in sixteen states in the United States, thirty-nine jewelry-only and loan-only units in the United Kingdom, and eleven loan-only and primarily jewelry-only units in Sweden.

     During the twenty-one months ended September 30, 1998, Mr. Payroll has focused on the development of its automated check cashing machine. The first two machines were installed in June 1997, and sixty-seven units were in operation as of September 30, 1998, including twenty-four machines that were owned and operated by Mr. Payroll. Twenty-two machines were installed in the third quarter of 1998. As of September 30, 1998, Mr. Payroll also had 136 franchised and ten company owned manned check cashing centers in twenty-one states compared to 149 franchised centers as of September 30, 1997.

     Through January 31, 1998, the Company had a 49% ownership interest in Express Rent A Tire, Ltd. ("Express") that was accounted for by the equity method of accounting, whereby the Company recorded its 49% share of earnings or losses in its consolidated financial statements. Effective February 1, 1998, the Company increased its ownership interest to 99.9% and reorganized the operations of Express into Rent-A-Tire. The acquisition of additional interests has been accounted for as a purchase and, accordingly, the assets and liabilities of Rent-A-Tire and the results of its operations have been included in the consolidated financial statements since February 1, 1998. As of September 30, 1998, Rent-A-Tire owns and operates four tire and wheel rental stores and manages ten additional tire and wheel rental stores under the Rent-A-Tire name, including one that was added during the third quarter of 1998.

RESULTS OF OPERATIONS

THIRD QUARTER ENDED SEPTEMBER 30, 1998, COMPARED TO THE
THIRD QUARTER ENDED SEPTEMBER 30, 1997

     Net Revenue: Consolidated. Consolidated net revenue increased 13% to $48.8 million during the third quarter ended September 30, 1998 (the "current quarter"), from $43.1 million during the third quarter ended September 30, 1997 (the "prior year quarter"). Of the 13% increase, 10% was attributable to the net addition of fifty-nine lending locations since September 30, 1997, 1% was attributable to gains from same unit lending operations (those in operation for more than one year), and 2% was attributable to increases in the check cashing and rental segments of the Company.

     Net Revenue: Lending Activities. Net revenue from lending operations increased $4.6 million to $47.2 million during the current quarter from $42.6 million during the prior year quarter. The lending units added since September 30, 1997, contributed $4.3 million of the increase. The principal components of lending operations net revenue are finance and service charges, which accounted for $3.1 million of the total increase, and net revenue from the disposition of merchandise, which accounted for $1.3 million of the total increase. The remaining component, foreign check cashing operations, commenced in the third quarter of 1997 and accounted for $.2 million of the total increase.

     Finance and service charges are affected by changes in both the average outstanding amount of pawn loans and the annualized yield on such loans. Finance and service charges increased a net amount of $3.1 million, or 11%, in the current quarter over the prior year quarter. A 15% increase in the average outstanding amount of pawn loans, which occurred as a result of an 11% increase in the average number of loans outstanding coupled with a 3% increase in the average loan amount, produced the increase in finance and service charges. Same units contributed $.8 million of the $3.1 million net increase.

     The consolidated annualized loan yield, which represents a weighted average of the distinctive loan yields realized in the three countries in which the Company operates, declined to 92% in the current quarter from 95% in the prior year quarter. The domestic annualized loan yield was 114% for the current quarter compared to 122% for the prior year quarter. The decrease can be partially attributed to an 18% increase in domestic pawn loans at September 30, 1998, over the same date in 1997, which can have the effect of reducing the loan yield until revenues from these loans are fully realized. The net addition of fifty-eight domestic lending locations accounted for 12% of the loan balance increase, while same units contributed the remainder of the increase. The remainder of the annualized loan yield decrease occurred as a result of expansion in lower-yielding domestic markets. The blended yield on average fforeign pawn loans outstanding was 52% for the current quarter compared to 51% in the prior year quarter. The increase in foreign loan yields resulted from slightly higher loan yields that offset slightly lower returns on the disposition of unredeemed collateral at auction.

     Net revenue from the disposition of merchandise represents the proceeds received from the disposition of merchandise in excess of the cost of merchandise disposed.

Proceeds from the disposition of merchandise in the current quarter were $5.4 million, or 13%, higher than the prior year quarter primarily due to the addition of the new lending units. The margin on disposition of merchandise declined to 35.2% in the current quarter from 36.6% during the prior year quarter. Excluding the effect of the disposition of scrap jewelry, the margin on disposition of merchandise fell to 36.6% for the current quarter from 37.8% in the prior year quarter due to the Company's emphasis on maintaining merchandise held for disposition at desirable levels and a higher average cost of items disposed. The net result was a $1.3 million, or 9%, increase in net revenue from the disposition of merchandise. The merchandise turnover rate was constant at
2.1 times for both quarters.

     Net Revenue: Other Activities. Net revenue of Mr. Payroll in the current quarter increased 65% compared to the prior year quarter. Check cashing royalties and fees earned from the operations of check cashing machines as well as the owned and franchised check cashing centers, increased 71% and represented 94% and 91% of net revenue in the current and prior year quarters, respectively. Gross profit realized on check cashing machine sales accounted for 3% of net revenue in the current quarter as compared to 4% in the prior year quarter. The change in the amount of franchise fees, which accounted for the remaining net revenue in both periods, was negligible.

     Net revenue of $.6 million was contributed by Rent-A-Tire in the current quarter. Prior to February 1, 1998, the Company's 49% share of earnings or losses of Rent-A-Tire's predecessor was recorded in "Other (income) expense."

     Operations and Administration Expenses. Consolidated operations and administration expenses as a percentage of net revenue were 75.9% in the current quarter compared to 71.0% for the prior year quarter. Total operations and administration expenses increased $6.4 million, or 21%, in the current quarter as compared to the prior year quarter. Domestic lending operations contributed $3.4 million of the increase primarily due to higher personnel, occupancy, and office expenses mostly attributable to new units which accounted for $2.7 million of the domestic increase. Foreign lending operations contributed $.3 million of the increase. Mr. Payroll accounted for $2.0 million of the increase, primarily due to increased personnel, communications, and travel expenses related to the development and marketing of the check cashing machine. The expenses of Rent-A-Tire, which was not consolidated prior to February 1, 1998, comprised $.7 million of the increase.

     Depreciation and Amortization. Depreciation and amortization expenses as a percentage of net revenue increased to 9.6% in the current quarter from 9.1% in the prior year quarter. Depreciation and amortization expenses increased 19% principally due to the effect of the increase in additional lending units.

     Interest Expense. Net interest expense as a percentage of net revenue increased to 7.5% in the current quarter from 6.9% in the prior year quarter. The amount increased $.7 million, or 22%, primarily due to the effect of a higher average level of debt related to the Company's growth. Average debt outstanding increased 25% to $197.1 million during the current quarter from $157.9 million during the prior year quarter. The effective blended borrowing cost remained constant at 7.4% in each quarter.

     Other Expense. Other expense includes $148 thousand of losses in the prior year quarter attributable to the Company's 49% equity interest in the losses of Express.

     Income Taxes. The Company's consolidated effective income tax rate increased to 39% for the current quarter from 37% for the prior year quarter primarily as a result of the effect in the current quarter of lower pre-tax income and higher non-deductible intangible asset amortization. The effective tax rate of the domestic lending operations increased to 40% for the current quarter compared to 39% for the prior year quarter primarily as a result of higher non-deductible intangible asset amortization that was partially offset by a lower effective state income tax rate in the current quarter. The effective tax rate of the foreign lending operations decreased to 32% for the current quarter from 34% for the prior year quarter primarily as a result of a rate reduction in the United Kingdom.

NINE MONTHS ENDED SEPTEMBER 30, 1998, COMPARED TO THE
NINE MONTHS ENDED SEPTEMBER 30, 1997

     Net Revenue: Consolidated. Consolidated net revenue increased 12% to $144.2 million during the nine months ended September 30, 1998 (the "current period"), from $128.9 million during the nine months ended September 30, 1997 (the "prior year period"). Of the 12% increase, 7% was attributable to the net addition of fifty-nine locations since September 30, 1997, 3% was attributable to gains from same unit lending operations, and 2% was attributable to increases in the check cashing and rental segments of the Company.

     Net Revenue: Lending Activities. Net revenue from lending operations increased $13.2 million to $140.2 million during the current period from $127.0 million during the prior year period, primarily due to a $9.0 million contribution by the lending units added since September 30, 1997. Finance and service charges, net revenue from the disposition of merchandise, and foreign check cashing operations accounted for $8.5 million, $4.2 million, and $.5 million, respectively, of the total increase.

     The finance and service charges increase of $8.5 million was attributable to an 11% increase in the average outstanding amount of pawn loans that added $8.2 million, plus a nominal increase in the annualized loan yield that provided the remaining $.3 million. Same units contributed $4.3 million of the total increase.

     The consolidated annualized loan yield remained constant at 96% in both periods even though both the domestic and blended foreign loan yields decreased. No change occurred because there was a greater percentage of higher-yielding domestic loans in the consolidated loan portfolio during the current period as compared to the prior year period. The domestic annualized loan yield was 123% for the current period compared to 125% for the prior year period. The decrease was primarily due to a 15% increase in the average outstanding domestic pawn loan balances during the current period as compared to the prior year period. The blended yield on average foreign pawn loans outstanding decreased to 52% for the current period from 53% in the prior year period. The decline in foreign loan yields resulted primarily from lower returns on the disposition of unredeemed collateral at auction.

     Proceeds from the disposition of merchandise in the current period were $13.7 million, or 10%, higher than the prior year period. Same unit increases, which the Company believes is attributable to stronger customer demand, accounted for $4.1 million of the $13.7 million increase. The margin on disposition of merchandise declined to 35.7% in the current period from 36.2% during the prior year period. The margin from the disposition of scrap jewelry decreased $.2 million in the current period as compared to the prior year period. Excluding the effect of the disposition of scrap jewelry, the margin on disposition of merchandise was 37.1% for the current period compared to 37.9% in the prior year period. The net result was a $4.2 million, or 8%, increase in net revenue from the disposition of merchandise. The merchandise turnover rate decreased slightly to 2.3 times from 2.4 times in the prior year period.

     Net Revenue: Other Activities. Net revenue of Mr. Payroll in the current period increased 25% compared to the prior year period. Mr. Payroll's decision to emphasize the development and implementation of its automated check cashing machine began to affect the composition of the components of net revenue in the prior year period. Check cashing royalties and fees earned from the operations of check cashing machines and owned and franchised check cashing centers, increased 44% and represented 94% and 82% of net revenue in the current and prior year periods, respectively. Gross profit realized on check cashing machine sales, which did not begin until the latter stages of 1997, accounted for 4% and 1% of net revenue in the current period and the prior year period, respectively. Franchise fees and other income accounted for 2% and 17% of net revenue in the current period and the prior year period, respectively.

     Net revenue of $1.6 million was contributed by Rent-A-Tire in the current period. Prior to February 1, 1998, the Company's 49% share of earnings or losses of Rent-A-Tire's predecessor was recorded in other expense.

     Operations and Administration Expenses. Consolidated operations and administration expenses as a percentage of net revenue were 74.7% in the current period compared to 71.2% for the prior year period. Total operations and administration expenses increased $16.0 million in the current period as compared to the prior year period. Domestic lending operations contributed $8.2 million of the increase primarily due to higher personnel, occupancy, and office expenses mostly attributable to new units which accounted for $5.9 million of the domestic increase. Foreign lending operations contributed $.8 million of the increase. Mr. Payroll accounted for $5.2 million of the increase primarily due to increased personnel, communications, and travel expenses related to the development and marketing of the check cashing machine. The expenses of Rent-A-Tire, which was not consolidated prior to February 1, 1998, comprised $1.8 million of the increase.

     Depreciation and Amortization. Depreciation and amortization expenses as a percentage of net revenue decreased to 9.1% in the current period from 9.3% in prior year period. Depreciation and amortization expenses increased 9% principally due to the effect of the increase in additional lending units.

     Interest Expense. Net interest expense as a percentage of net revenue increased to 6.9% in the current period from 6.6% in the prior year period. The amount increased $1.4 million, or 16%, primarily due to the effect of a higher average level of debt outstanding to support increased growth of operations and investment in subsidiaries combined with a slightly higher effective blended borrowing cost. Average debt outstanding increased 15% to $173.1 million during the current period from $150.8 million during the prior year period. The effective blended borrowing cost increased to 7.7% for the current period from 7.6% for the prior year period.

     Other Expense. Other expense includes $79 thousand and $323 thousand of losses in the current period and prior year period, respectively, attributable to the Company's 49% equity interest in the losses of Express.

     Income Taxes. The Company's consolidated effective income tax rate increased to 38% for the current period from 37% for the prior year period primarily due to a non-recurring foreign dividend tax credit that reduced the effective rate in the prior year period. The effective tax rate of the domestic lending operations remained constant at 39% for each period. The favorable effect of a lower effective state income tax rate in the current period offset the impact of the non-recurring foreign dividend tax credit received in the prior year period. The effective tax rate of the foreign lending operations decreased to 33% for the current period from 34% for the prior year period primarily due to a rate reduction in the United Kingdom.

LIQUIDITY AND CAPITAL RESOURCES

     In management's opinion, the Company's cash flow and liquidity remain strong. Cash and cash equivalents increased $2.2 million to $3.3 million at September 30, 1998, from $1.1 million at December 31, 1997. During the nine months ended September 30, 1998, $48.7 million of cash was provided by net borrowings on the Company's bank lines of credit, $11.6 million was provided by operating activities, $1.9 million was provided by the issuance of capital lease obligations, $1.3 million was provided by the issuance of common shares pursuant to the Company's stock option plans, and $1.1 million was provided by proceeds from sales of property and equipment. The cash increases were partially offset by the Company's investments of $21.8 million to acquire fifty-eight new lending locations and to repurchase 10 manned check cashing centers, $15.4 million for capital expenditures, $13.0 million to increase pawn loan balances, and $.1 million in advances to Express prior to its consolidation. The Company also made a scheduled payment of $4.3 million on its 8.33% senior unsecured notes, paid $6.6 million of debt obligations in connection with acquisitions and capital leases, paid $.9 million in dividends, and purchased $.3 million of treasury shares for the Company's Nonqualified Savings Plan.

     The Company has signed a letter of intent with Wells Fargo Bank, N.A. ("Wells Fargo") that provides for Mr. Payroll to contribute certain tangible assets and intellectual property associated with its automated check cashing machine business into its joint venture with Wells Fargo that was originally formed in May 1998. Wells Fargo would contribute cash to the joint venture to further the development and distribution of the technology. Mr. Payroll and Wells Fargo would continue to hold equal ownership interests in the joint venture, subject to a minority interest reserved for management of the joint venture. The transaction is subject to the negotiation and execution of a definitive agreement, which the Company expects to finalize before the end of 1998. Until such a transaction is finalized, the Company intends to continue to market and enhance Mr. Payroll's automated check cashing system and anticipates that Mr. Payroll will incur future losses until sufficient revenues are generated from the sale and operation of automated check cashing machines.

     The Company may add up to 5 new lending units during the remainder of 1998, for a total addition of approximately 60 to 65 units for the full year. These additions may occur through new openings or acquisitions of existing locations.

     On January 22, 1997, the Company announced that its Board of Directors had authorized management to purchase up to one million shares of its common stock in the open market. During the nine months ended September 30, 1998, the Company made no purchases under the program. Purchases may be made from time to time in the open market and it is expected that funding of the program will come from operating cash flow and existing bank facilities.

     Management believes that borrowings available under its revolving credit facilities, cash generated from operations and current working capital of $214.5 million should be sufficient to meet the Company's anticipated future capital requirements.

IMPACT OF FOREIGN CURRENCY EXCHANGE RATES

     The Company is subject to the risk of unexpected changes in foreign currency rates by virtue of its operations in the United Kingdom and Sweden. The Company's foreign assets, liabilities, and earnings are converted into U.S. dollars for consolidation into the Company's financial statements. At September 30, 1998, the Company had recorded a cumulative other comprehensive loss of $1.1 million as a result of fluctuations in foreign currency exchange rates. Future earnings and comparisons with prior periods reported by the Company may fluctuate depending on applicable currency exchange rates in effect during the periods.

COMPUTER SYSTEMS - THE YEAR 2000 ISSUE

     Background. Many computer systems and equipment with embedded computer chips in use today were designed and developed using two digits, rather than four, to specify the year. As a result, such systems and equipment may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations.

     The Company's Year 2000 Efforts. In 1997, the Company began formulating a comprehensive plan to assess the actions and resources needed to address its Year 2000 issues. The plan provides for the identification and assessment of the Year 2000 issues for the Company's various internal systems and equipment; necessary remediation, including modification, upgrading and replacement of hardware and software; and adequate testing to ensure Year 2000 compliance. The plan involves the utilization of both internal and external resources, including the engagement of an independent expert to assist in the evaluation of the various Year 2000 issues and efforts. The Company is applying all aspects of this plan to both its information technology ("IT") systems and non-IT systems. Computer equipment and software commonly thought of as IT systems include point-of-sale, accounting, data processing, telephone, and other miscellaneous systems. Non-IT systems include alarm systems, security observation equipment, HVAC units, fax machines, and other miscellaneous systems. The Company believes that it has identified the internal business systems that are susceptible to system failures or processing errors as a result of the Year 2000 issue. Those systems considered most critical to continuing operations have received the highest priority.

     Currently, the Company anticipates that its Year 2000 identification, assessment, and remediation efforts will be completed by June 30, 1999. While the majority of the testing efforts should be completed by then, the Company anticipates that additional testing will occur after June 30, 1999. The Company believes that its pawnshop operating systems constitute its only critical internal business systems. The Company's proprietary pawnshop operating system used in its domestic lending business has been upgraded for Year 2000 compliance and is currently being tested. The pawnshop operating system in use in the Company's Sweden business was recently upgraded for Year 2000 compliance, and testing of that system should be completed by December 31, 1998. A proprietary pawnshop operating system for the Company's United Kingdom lending operations is under development. The Company expects to complete the implementation and testing of this system by June 30, 1999. The Company also believes that its accounting applications, human resources, and payroll software systems are Year 2000 compliant, and testing to ensure compliance is scheduled to be completed by March 31, 1999.

     The Company is still in the assessment phase with respect to its non-IT systems issues, and it currently estimates that all necessary non-IT system remediation and testing efforts should be completed by September 30, 1999.

     Third Parties. The Company is reviewing, and has initiated formal communications with, critical third parties which provide services or goods which are essential to Cash America's operations in order to: (1) determine the extent to which the Company is vulnerable to any failure by such third parties to remediate their respective Year 2000 problems; and (2) resolve such problems to the extent practicable. These third parties include financial institutions, utility suppliers, and providers of communication services and equipment. However, the responses of third parties are beyond the control of the Company. In the event that the Company is unable to obtain satisfactory assurance that a critical third party provider has successfully and timely achieved Year 2000 compliance, and the Company is unable to replace such a provider with an alternative provider, the Company's operations could be adversely impacted.

     Estimated Year 2000 Costs. The Company currently estimates that its total Year 2000 project cost will be approximately $1.7 million to $2.3 million. Through September 30, 1998, the Company has expended approximately $.9 million. Costs to replace computerized systems, hardware or equipment (currently estimated to be approximately $1.1 million to $1.4 million) are included in the above estimate. The remaining costs include estimated internal and external costs to repair software problems, test all systems, and acquire license upgrades that have been accelerated due to Year 2000 issues. No major non-Year 2000 projects have been deferred because of Year 2000 activities. The Company has funded, and expects to continue to fund, the expenditures related to its Year 2000 initiatives either through cash generated from operations and current working capital, or its existing revolving credit facilities.

     Risks of Year 2000 Problems. Based on the progress it has made in addressing its Year 2000 issues and its plan and timetable to complete its compliance program, the Company does not currently foresee significant risks associated with its Year 2000 issues. However, management believes that it is not possible to determine with complete certainty that all Year 2000 problems affecting the Company have been identified or will be corrected. Likewise, because of its constant progress in addressing its various Year 2000 issues, the Company has not yet determined the most reasonably likely worst case scenario relating to Year 2000 problems. Nevertheless, management expects that the Company could likely suffer the following consequences: (1) a significant number of operational inconveniences and inefficiencies for the Company and its customers that could divert management's time and attention and financial and human resources from its ordinary business activities; and (2) a lesser number of serious system failures that may require significant efforts by the Company to prevent or alleviate material business disruptions.

     Contingency Planning. The Company has not yet completed a comprehensive contingency plan with respect to the Year 2000 issue, but intends to do so during 1999. Due to the widespread nature of potential Year 2000 issues, the contingency planning process is an ongoing one which will require further modifications as the Company obtains additional information regarding (1) the Company's progress on critical internal business systems during the remediation and testing phases; and (2) the status of third party Year 2000 readiness. Depending on the systems affected, these plans could include accelerated replacement of affected software or equipment, increased work hours for Company personnel or contract personnel to accelerate remediation efforts, or development of manual workarounds for information systems. If the Company is required to implement any of these contingency plans, the implementation could have an adverse effect on the Company's financial condition and results of operations.

DOMESTIC LENDING OPERATIONS
--------------------------------------------------------------------------------
(Dollars in thousands)

     The following table sets forth selected financial data for the Company's domestic lending operations as of September 30, 1998 and 1997, and for the three months then ended.

                                                                     1998         1997     Change
-------------------------------------------------------------------------------------------------
REVENUE
Finance and service charges                                        $ 24,076     $ 21,460       12%
Proceeds from disposition of merchandise                             47,241       42,110       12%
-------------------------------------------------------------------------------------------------
TOTAL REVENUE                                                        71,317       63,570       12%
-------------------------------------------------------------------------------------------------
COSTS OF REVENUE
Disposed merchandise                                                 30,452       26,686       14%
-------------------------------------------------------------------------------------------------
NET REVENUE                                                        $ 40,865     $ 36,884       11%
=================================================================================================
OTHER DATA
     Net revenue contribution by source--
         Finance and service charges                                   58.9%        58.2%       1%
         Margin on disposition of merchandise                          41.1%        41.8%      (2)%

     Expenses as a percentage of net revenue--
         Operations and administration                                 74.7%        73.5%       2%
         Depreciation and amortization                                  9.9%         9.3%       6%
         Interest, net                                                  6.7%         6.5%       3%

     Income from operations before depreciation
       and amortization as a percentage of total revenue               14.5%        15.4%      (6)%
     Income before income taxes as a percentage of total revenue        5.2%         6.0%     (13)%

     Annualized yield on loans                                          114%         122%      (7)%
     Average loan balance per average location in operation        $    204     $    200        2%
     Average loan amount at end of period (not in thousands)       $     80     $     76        5%
     Margin on disposition of merchandise as a percentage
       of proceeds from disposition of merchandise                     35.5%        36.6%      (3)%
     Average annualized merchandise turnover                            2.1X         2.1x       --
     Average merchandise held for disposition
       per average location                                        $    143     $    144       (1)%

     Locations in operation--
       Beginning of period                                              409          347
         Acquired                                                         2            3
         Start-ups                                                        2            2
         Combined or closed                                              (3)          --
       End of period                                                    410          352       16%
     Average number of locations in operation (a)                       410          349       17%
=================================================================================================

(a) Averages based on accumulation of month-end balances and dividing aggregate total by total months in the period.

DOMESTIC LENDING OPERATIONS
--------------------------------------------------------------------------------
(Dollars in thousands)

     The following table sets forth selected financial data for the Company's domestic lending operations as of September 30, 1998 and 1997, and for the nine months then ended.

----------------------------------------------------------------------------------------------------
                                                                     1998          1997       Change
----------------------------------------------------------------------------------------------------
REVENUE
Finance and service charges                                        $  68,533     $  60,361        14%
Proceeds from disposition of merchandise                             148,413       135,457        10%
----------------------------------------------------------------------------------------------------
TOTAL REVENUE                                                        216,946       195,818        11%
----------------------------------------------------------------------------------------------------
COSTS OF REVENUE
Disposed merchandise                                                  95,090        86,318        10%
----------------------------------------------------------------------------------------------------
NET REVENUE                                                        $ 121,856     $ 109,500        11%
====================================================================================================
OTHER DATA
     Net revenue contribution by source--
         Finance and service charges                                    56.2%         55.1%        2%
         Margin on disposition of merchandise                           43.8%         44.9%       (2)%

     Expenses as a percentage of net revenue--
         Operations and administration                                  73.5%         74.3%       (1)%
         Depreciation and amortization                                   9.3%          9.7%       (4)%
         Interest, net                                                   5.9%          6.2%       (5)%

     Income from operations before depreciation
       and amortization as a percentage of total revenue                14.9%         14.4%        3%
     Income before income taxes as a percentage of total revenue         6.4%          5.4%       19%

     Annualized yield on loans                                           123%          125%       (2)%
     Average loan balance per average location in operation        $     193     $     189         2%
     Margin on disposition of merchandise as a percentage
       of proceeds from disposition of merchandise                      35.9%         36.3%       (1)%
     Average annualized merchandise turnover                             2.3X          2.4x       (4)%
     Average merchandise held for disposition
       per average location                                        $     142     $     141         1%

     Locations in operation--
       Beginning of period                                               352           334
         Acquired                                                         57             9
         Start-ups                                                         6            12
         Combined or closed                                               (5)           (3)
       End of period                                                     410           352        16%
     Average number of locations in operation (a)                        385           342        13%
====================================================================================================

(a) Averages based on accumulation of month-end balances and dividing aggregate total by total months in the period.

FOREIGN LENDING OPERATIONS
--------------------------------------------------------------------------------
(Dollars in thousands)

     The following table sets forth selected consolidated financial data in U.S. dollars for Harvey & Thompson and Svensk Pantbelaning as of September 30, 1998 and 1997, and for the three months then ended, using the following currency exchange rates:

---------------------------------------------------------------------------------------------
                                                                    1998      1997
---------------------------------------------------------------------------------------------
Harvey & Thompson (from pounds sterling into U.S. dollars)--
     Balance sheet data - end of period rate                        .5882     .6192
     Income statement data - three months average rate              .6040     .6161
Svensk Pantbelaning (from Swedish Kronor into U.S. dollars)--
     Balance sheet data - end of period rate                       7.8438    7.5690
     Income statement data - three months average rate             8.0026    7.8000
---------------------------------------------------------------------------------------------
                                                                    1998      1997     Change
---------------------------------------------------------------------------------------------
REVENUE
Finance and service charges                                        $6,020    $5,565         8%
Proceeds from disposition of merchandise                              781       463        69%
Check cashing fees                                                    243        --        --
---------------------------------------------------------------------------------------------
TOTAL REVENUE                                                       7,044     6,028        17%
---------------------------------------------------------------------------------------------
COSTS OF REVENUE
Disposed merchandise                                                  654       311       110%
---------------------------------------------------------------------------------------------
NET REVENUE                                                        $6,390    $5,717        12%
=============================================================================================
OTHER DATA
     Net revenue contribution by source--
         Finance and service charges                                 94.2%     97.3%       (3)%
         Margin on disposition of merchandise                         2.0%      2.7%      (26)%
         Check cashing fees                                           3.8%       --        --

     Expenses as a percentage of net revenue--
         Operations and administration                               46.3%     45.8%        1%
         Depreciation and amortization                                5.6%      5.7%       (2)%
         Interest, net                                                7.7%     10.2%      (25)%

     Income from operations before depreciation
       and amortization as a percentage of total revenue             48.7%     51.4%       (5)%
     Income before income taxes as a percentage of total revenue     36.8%     36.5%        1%

     Annualized yield on loans                                         52%       51%        2%
     Average loan balance per average location in operation        $  924    $  883         5%
     Average loan amount at end of period (not in thousands)       $  179    $  173         3%
     Margin on disposition of merchandise as a percentage
       of proceeds from disposition of merchandise                   16.3%     32.8%      (50)%
     Average annualized merchandise turnover                          1.8X      2.3x      (22)%
     Average merchandise held for disposition
       per average location                                        $   28    $   11       155%

     Locations in operation--
       Beginning of period                                             50        48
         Acquired                                                      --         1
         Start-ups                                                     --        --
         Combined or closed                                            --        --
       End of period                                                   50        49         2%
     Average number of locations in operation (a)                      50        49         2%
=============================================================================================

(a) Averages based on accumulation of month-end balances and dividing aggregate total by total months in the period.

FOREIGN LENDING OPERATIONS
--------------------------------------------------------------------------------
(Dollars in thousands)

     The following table sets forth selected consolidated financial data in U.S. dollars for Harvey & Thompson and Svensk Pantbelaning as of September 30, 1998 and 1997, and for the nine months then ended, using the following currency exchange rates:

------------------------------------------------------------------------------------------------
                                                                      1998       1997
------------------------------------------------------------------------------------------------
Harvey & Thompson (from pounds sterling into U.S. dollars)--
     Income statement data - nine months average rate                .6054      .6129
Svensk Pantbelaning (from Swedish Kronor into U.S. dollars)--
     Income statement data - nine months average rate               7.9522     7.6070
------------------------------------------------------------------------------------------------
                                                                      1998       1997     Change
------------------------------------------------------------------------------------------------
REVENUE
Finance and service charges                                        $17,430    $17,102          2%
Proceeds from disposition of merchandise                             1,972      1,255         57%
Check cashing fees                                                     554         --         --
------------------------------------------------------------------------------------------------
TOTAL REVENUE                                                       19,956     18,357          9%
------------------------------------------------------------------------------------------------
COSTS OF REVENUE
Disposed merchandise                                                 1,602        878         82%
------------------------------------------------------------------------------------------------
NET REVENUE                                                        $18,354    $17,479          5%
================================================================================================
OTHER DATA
     Net revenue contribution by source--
         Finance and service charges                                  95.0%      97.8%        (3)%
         Margin on disposition of merchandise                          2.0%       2.2%        (9)%
         Check cashing fees                                            3.0%        --         --

     Expenses as a percentage of net revenue--
         Operations and administration                                47.7%      45.7%         4%
         Depreciation and amortization                                 5.8%       5.5%         5%
         Interest, net                                                 9.2%       9.9%        (7)%

     Income from operations before depreciation
       and amortization as a percentage of total revenue              48.1%      51.7%        (7)%
     Income before income taxes as a percentage of total revenue      34.5%      37.2%        (7)%

     Annualized yield on loans                                          52%        53%        (2)%
     Average loan balance per average location in operation        $   899    $   901         --
     Margin on disposition of merchandise as a percentage
       of proceeds from disposition of merchandise                    18.8%      30.0%       (37)%
     Average annualized merchandise turnover                           1.7X       3.2x       (47)%
     Average merchandise held for disposition
       per average location                                        $    25    $     8        213%

     Locations in operation--
       Beginning of period                                              49         48
         Acquired                                                        1          1
         Start-ups                                                      --         --
         Combined or closed                                             --         --
       End of period                                                    50         49          2%
     Average number of locations in operation (a)                       50         48          4%
================================================================================================

(a) Averages based on accumulation of month-end balances and dividing aggregate total by total months in the period.

OTHER OPERATIONS
--------------------------------------------------------------------------------
(Dollars in thousands)

     The following table sets forth selected financial data with respect to the Company's other domestic operations as of September 30, 1998 and 1997, and for the three months then ended.


                                                          1998     1997   Change
--------------------------------------------------------------------------------
CHECK CASHING OPERATIONS:
REVENUE
Check cashing machine sales                              $  401   $  200     101%
Check cashing royalties and fees                            860      513      68%
--------------------------------------------------------------------------------
TOTAL REVENUE                                             1,261      713      77%
--------------------------------------------------------------------------------
COSTS OF REVENUE
Cost of check cashing machines sold                         375      177     112%
--------------------------------------------------------------------------------
NET REVENUE                                              $  886   $  536      65%
================================================================================
OTHER DATA
     Franchised and owned check cashing units--
       Checks cashed per average unit                    $1,286   $1,210      6%
       Royalties, check cashing fees and franchise
         fees per average unit                           $    4   $    3     33%
       Units in operation at end of period                  146      149     (2)%
       Average units in operation for the period (a)        147      150     (2)%
     Automated check cashing machines in service--
       Checks cashed per average machine                 $  592   $  557       6%
       Verification and check cashing fees per average
          machine                                        $    4   $    3      33%
       Machines at end of period                             67        7     857%
       Average number of machines for the period (a)         56        5    1020%
================================================================================

================================================================================
RENTAL OPERATIONS:
REVENUE
     Tire and wheel rentals                              $  552      n/a      --
     Tire and wheel sales                                    22      n/a      --
     Management fees and other                              316      n/a      --
--------------------------------------------------------------------------------
TOTAL REVENUE                                               890      n/a     --
--------------------------------------------------------------------------------
COSTS OF REVENUE
     Tire and wheel rentals                                 217      n/a      --
--------------------------------------------------------------------------------
     Tire and wheel sales                                    17      n/a      --
NET REVENUE                                              $  656      n/a      --
--------------------------------------------------------------------------------
OTHER DATA (OWNED LOCATIONS)
     Rental agreements outstanding at end of period      $1,374      n/a      --
     Average balance per rental agreement
        at end of period (not in thousands)              $  894      n/a      --
     Locations in operation at end of period                  4      n/a      --
     Average locations in operation for the period (a)        4      n/a      --
================================================================================

(a) Averages based on accumulation of month-end balances and dividing aggregate total by total months in the period.

OTHER OPERATIONS
--------------------------------------------------------------------------------
(Dollars in thousands)

     The following table sets forth selected financial data with respect to the Company's other domestic operations as of September 30, 1998 and 1997, and for the nine months then ended.


                                                                                    1998     1997   Change
----------------------------------------------------------------------------------------------------------
CHECK CASHING OPERATIONS:
REVENUE
Check cashing machine sales                                                       $1,503   $  200      652%
Check cashing royalties and fees                                                   2,275    1,874       21%
----------------------------------------------------------------------------------------------------------
TOTAL REVENUE                                                                      3,778    2,074       82%
----------------------------------------------------------------------------------------------------------
COSTS OF REVENUE
Cost of check cashing machines sold                                                1,401      177      692%
----------------------------------------------------------------------------------------------------------
NET REVENUE                                                                       $2,377   $1,897       25%
==========================================================================================================
OTHER DATA
     Franchised and owned check cashing units--
       Checks cashed per average unit                                             $4,209   $3,736       13%
       Royalties, check cashing fees and franchise
         fees per average unit                                                    $   12   $   12       --
       Average units in operation for the period (a)                                 147      150       (2)%
     Automated check cashing machines in service--
       Checks cashed per average machine                                          $1,782   $1,512       18%
       Verification and check cashing fees per average
          machine                                                                 $   10   $    8       25%
       Average number of machines for the period (a)                                  43        2     2050%
==========================================================================================================

==========================================================================================================
RENTAL OPERATIONS:
REVENUE
Tire and wheel rentals                                                            $1,530      n/a       --
Tire and wheel sales                                                                  57      n/a       --
Management fees and other                                                            691      n/a       --
----------------------------------------------------------------------------------------------------------
TOTAL REVENUE                                                                      2,278      n/a       --
----------------------------------------------------------------------------------------------------------
COSTS OF REVENUE
Tire and wheel rentals                                                               586      n/a       --
Tire and wheel sales                                                                  44      n/a       --
----------------------------------------------------------------------------------------------------------
NET REVENUE                                                                       $1,648      n/a       --
==========================================================================================================
OTHER DATA (OWNED LOCATIONS)
     Average locations in operation for the period (a)                                 4      n/a       --
==========================================================================================================

(a) Averages based on accumulation of month-end balances and dividing aggregate total by total months in the period.

CAUTIONARY STATEMENT REGARDING RISKS AND UNCERTAINTIES
THAT MAY AFFECT FUTURE RESULTS

     Certain portions of this report contain forward-looking statements about the business, financial condition and prospects of the Company. The actual results of the Company could differ materially from those indicated by the forward-looking statements because of various risks and uncertainties including, without limitation, changes in demand for the Company's services, changes in competition, the ability of the Company to open new operating units in accordance with its plans, economic conditions, real estate market fluctuations, interest rate fluctuations, changes in the capital markets, changes in tax and other laws and governmental rules and regulations applicable to the Company's business, and other risks indicated in the Company's filings with the Securities and Exchange Commission. Certain risks and uncertainties relating specifically to the Company's Year 2000 efforts include, but are not limited to, the availability of qualified personnel and other information technology resources; the ability to identify and remediate all date sensitive lines of computer code or to replace embedded computer chips in affected systems or equipment; and the actions of various third parties with respect to Year 2000 problems. These risks and uncertainties are beyond the ability of the Company to control, and, in many cases, the Company cannot predict all of the risks and uncertainties that could cause its actual results to differ materially from those indicated by the forward-looking statements. When used in this report, the words "believes," "estimates," "plans," "expects," "anticipates" and similar expressions as they relate to the Company or its management are intended to identify forward-looking statements.

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

                        CASH AMERICA INTERNATIONAL, INC.
           -----------------------------------------------------------
                                  (Registrant)



                         BY: /S/ Thomas A. Bessant, Jr.
               ---------------------------------------------------

                             Thomas A. Bessant, Jr.
                          Executive Vice President and
                             Chief Financial Officer


                             Date: November 12, 1998

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                             EXHIBIT
-------                            -------
  27                        Financial Data Schedule