Form 10-K405
period 1998-12-31
CASH AMERICA INTERNATIONAL INC
filed 1999-03-31
CIK 807884

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ---------------------

                                   FORM 10-K
(MARK ONE)
[X]              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                    SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of 24,391,525 shares of the registrant's common stock held by nonaffiliates on March 2, 1999 was approximately $329,285,600.

     At March 2, 1999 there were 25,180,149 shares of the registrant's Common Stock, $.10 par value, issued and outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     The Registrant's Annual Report to Shareholders for the year ended December 31, 1998 and the definitive Proxy Statement pertaining to the 1999 Annual Meeting of Shareholders are incorporated herein by reference into Parts II and IV, and Part III, respectively.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        CASH AMERICA INTERNATIONAL, INC.

                          YEAR ENDED DECEMBER 31, 1998

                               INDEX TO FORM 10-K


PART I   ........................................................................................................ 1
         Item 1.  Business....................................................................................... 1
         Item 2.  Properties.....................................................................................13
         Item 3.  Legal Proceedings..............................................................................15
         Item 4.  Submission of Matters to a Vote of Security Holders............................................15

PART II  ........................................................................................................16
         Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters..........................16
         Item 6.  Selected Financial Data........................................................................16
         Item 7.  Management's Discussion and Analysis of Results of Operations and Financial Condition..........16
         Item 8.  Financial Statements and Supplementary Data....................................................16
         Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure ..........16

PART III ........................................................................................................16
         Item 10.  Directors and Executive Officers of the Registrant............................................16
         Item 11.  Executive Compensation........................................................................16
         Item 12.  Security Ownership of Certain Beneficial Owners and Management................................17
         Item 13.  Certain Relationships and Related Transactions................................................17

PART IV  ........................................................................................................17
         Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K..............................17

SIGNATURES.......................................................................................................18

                                  INTRODUCTION

         Cash America International, Inc. (the "Company") was incorporated in Texas on October 4, 1984, to succeed to the business, assets and liabilities of a predecessor corporation formed one year earlier to engage in the pawnshop business. As of December 31, 1998, the Company owns pawnshops through wholly-owned subsidiaries in sixteen states and the United Kingdom and Sweden. The Company also provides check cashing services in twenty states through its subsidiary Mr. Payroll Corporation and rental of tires and wheels in one state through its subsidiary Rent-A-Tire, Inc. The Company's principal executive offices are located at 1600 West Seventh Street, Fort Worth, Texas 76102, and its telephone number is (817) 335-1100. As used herein, the "Company" includes Cash America International, Inc. and its subsidiaries.

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

         The Company contracts for a finance and service charge to compensate it for the use of the funds advanced. The finance and service charge is typically calculated as a percentage of the loan amount based on the size and duration of the transaction, in a manner similar to which interest is charged on a loan, and has generally ranged from 12% to 300% annually, as permitted by applicable state pawnshop laws. The pledged property is held through the term of the transaction, which, in the Company's domestic operations, is generally one month with an automatic sixty day redemption period unless otherwise earlier repaid, renewed or extended. (For finance and service charges and transaction periods applicable to the Company's foreign operations, see "Business--Regulation."). A majority of the amounts advanced by the Company are paid in full, together with accrued charges, or are renewed or extended through payment of accrued charges. For the years 1996, 1997, and 1998, loans repaid or renewed as a percentage of loans made were 68.5%, 67.9%, and 66.9% respectively. In the event that the borrower does not redeem his pawned goods, the unredeemed collateral is forfeited and becomes merchandise available for disposition by the Company.

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

         Pursuant to the Company's business expansion strategy, the Company added a net 9 lending locations in 1996, a net 19 lending locations in 1997, and a net 63 lending locations in 1998. Of these net 91 lending locations added, 77 were acquisitions in individual purchase transactions and 28 were start-ups, while 14 locations were either closed or combined. As of December 31, 1998, the Company had 414 domestic and 50 foreign operating locations. The Company plans to continue to expand its operating locations through new start-ups and acquisitions.

         While the Company's primary business involves the acquisition, establishment and operation of pawnshops, it also provides check cashing services through its subsidiary Mr. Payroll Corporation ("Mr. Payroll") and tire and wheel rental services through its subsidiary Rent-A-Tire, Inc. ("Rent-A-Tire"). At December 31, 1998, Mr. Payroll's system of manned check cashing centers consisted of 127 centers operated by independent franchisees and ten company owned centers in twenty states. Mr. Payroll earns franchise fees from the sale of check cashing franchises, royalties from franchisees based on a percentage of the gross revenue from a franchisee's check cashing business, and check cashing fees from its owned centers. In addition, Mr. Payroll has developed an automated check cashing system, and it deployed its first check cashing machine ("CCM") in June 1997. At December 31, 1998, it had deployed 91 CCM's, 38 of which were owned by Mr. Payroll. In addition, Mr. Payroll markets and sells CCM's to a variety of end users, including financial institutions and retailers. It contracts with the end user to provide check cashing services and in consideration receives payments from the end user equal to a portion of the fees associated with such activities. Mr. Payroll employed 126 employees as of December 31, 1998. In 1999, the Company entered into an agreement with Wells Fargo Bank, N.A. ("Wells Fargo") that provides for Wells Fargo to contribute cash and assets to Mr. Payroll in consideration for an equity interest in Mr. Payroll. The Company will retain a minority equity interest and will have no obligation to fund the future operations of Mr. Payroll. The Company will retain sole ownership of Mr. Payroll's manned check cashing operation. For additional information concerning Mr. Payroll and the relation of its financial condition and results of operations to that of the Company, see Note 3, Note 11, and Note 13 of Notes to Consolidated Financial Statements in the Annual Report which is incorporated herein by reference.

         At December 31, 1998, Rent-A-Tire operated four tire and wheel rental stores and managed an additional fourteen tire and wheel rental stores, all of which are located in Texas. Rent-A-Tire does not own the real estate connected with any of those rental stores. At December 31, 1998, Rent-A-Tire employed 123 employees. For additional information concerning Rent-A-Tire and the relation of its financial condition and results of operations to that of the Company, see Note 3 and Note 11 of Notes to Consolidated Financial Statements in the Annual Report which is incorporated herein by reference.

LENDING FUNCTION

         The Company is engaged primarily in the business of lending money on the security of pledged goods. The pledged goods are generally tangible personal property other than securities or printed evidences of indebtedness and generally consist of jewelry, tools, televisions and stereos, musical instruments, firearms, and other miscellaneous items. (In the Company's foreign operations, the pledged goods predominately consist of jewelry.) The pledged tangible personal property is intended to provide security to the Company for the repayment of the amount advanced plus accrued finance and service charges. Pawn loans are made without personal liability to the borrower. Because the loan is made without the borrower's personal liability, the Company does not investigate the creditworthiness of the borrower, but relies on the pledged personal property, and the possibility of its forfeiture, as a basis for its lending decision. The Company contracts for a finance and service charge as compensation for the use of the funds advanced. Finance and service charges contributed approximately 57% of the Company's net revenues (total revenues less cost of disposed merchandise) in 1996, 59% in 1997, and 58% in 1998.

         At the time a pawn transaction is entered into, a pawn transaction agreement, commonly referred to as a pawn ticket, is delivered to the borrower (pledgor) that sets forth, among other items, the name and address of the pawnshop and the pledgor, the pledgor's identification number from his or her driver's license or other approved identification, the date, the identification and description of the pledged goods, including applicable serial numbers, the amount financed, the finance and service charge, the maturity date, the total amount that must be paid to redeem the pledged goods on the maturity date and the annual percentage rate.

         With regard to domestic operations, the amount that the Company is willing to finance is typically based on a percentage of the pledged personal property's estimated disposition value. The sources for the Company's determination of the estimated disposition value are numerous and include catalogues, blue books, newspapers and previous similar pawn loan transactions. These sources, together with the employees' experience in disposing of similar items of merchandise in particular pawnshops, influence the determination of the estimated disposition value of such items. The Company does not utilize a standard or mandated percentage of estimated disposition value in determining the amount to be financed. Rather, the employees have the authority to set the percentage for a particular item and determine the ratio of loan amount to estimated disposition value with the expectation that, if the item is forfeited to the pawnshop, its subsequent disposition would yield a gross profit margin consistent with the Company's historical experience. The pledged property is held through the term of the transaction, which generally is one month with an automatic sixty day redemption period (see "Regulation" for exceptions in certain states), unless earlier repaid, renewed or extended. A majority of the amounts advanced by the Company are paid in full with accrued finance and service charges or are renewed or extended through payment of accrued finance and service charges. In the event the pledgor does not repay, renew or extend his loan, the unredeemed collateral is forfeited to the Company and then becomes merchandise available for disposition. The Company does not record loan losses or charge-offs inasmuch as, if the pledged goods are not redeemed, the amount advanced becomes the carrying cost of the forfeited collateral that is to be recovered through the merchandise disposition function described below.

         With regard to the Company's foreign operations, the amount that the pawnshop is willing to finance in a pledge of jewelry is typically based on a fixed amount per gram of the gold or silver content of the pledged property plus additional amounts for diamonds and other features which, in the unit management's assessment, enhance the market value of the pledged property. Declines in gold and silver prices historically have resulted in a reduction of the amount that the pawnshop is willing to lend against an item, which reduces the amount of the pawnshop's loan portfolio and related finance and service charge revenue. The pawn loans are made for a term of six months with an approximate annual blended yield on average foreign pawn loans outstanding in 1998 of 53%. The collateral is held through the term of the loan, and, in the event that the loan is not repaid or renewed on or before maturity, the unredeemed collateral is disposed of at auction or privately.

         The recovery of the amount advanced, as well as realization of a profit on disposition of merchandise, is dependent on the Company's initial assessment of the property's estimated disposition value. Improper assessment of the disposition value of the collateral in the lending function can result in reduced marketability of the property and disposition of the merchandise for an amount less than the amount advanced. However, the Company historically has experienced profits from the disposition of such merchandise. Declines in gold and silver prices generally will also reduce the disposition value of jewelry items acquired in pawn transactions and could adversely affect the Company's ability to recover the carrying cost of the acquired collateral. For 1996, 1997 and 1998, the Company experienced gross profit margins on dispositions of merchandise of 38%, 36%, and 36% respectively.

         At December 31, 1998, the Company had approximately 1,255,000 outstanding loans totaling $128,637,000, for an average of $102 per loan.

         Presented below is information with respect to pawn loans made, acquired, repaid and forfeited for the years ended December 31, 1996, 1997 and 1998:


                                                                           Year Ended December 31,
                                                                ----------------------------------------
                                                                   1996           1997          1998
                                                                ----------     ----------     ----------
                                                                               ($ in thousands)
 Loans made .................................................   $  365,852     $  391,216     $  435,341

 Loans acquired .............................................        1,020          1,520          7,178

 Loans repaid ...............................................     (207,297)      (227,114)      (249,752)

 Loans renewed ..............................................      (43,141)       (38,548)       (41,619)

 Loans forfeited:

      Available for disposition .............................      (91,501)      (109,318)      (124,415)

      Disposed of at auction ................................       (6,402)        (8,945)        (9,999)

 Effect of exchange rate translation ........................        1,366         (4,250)          (337)
                                                                ----------     ----------     ----------
      Net increase in pawn loans outstanding at end of period   $   19,897     $    4,561     $   16,397
                                                                ==========     ==========     ==========
 Loans repaid or renewed as a percent of loans made .........         68.5%          67.9%          66.9%
                                                                ==========     ==========     ==========


MERCHANDISE DISPOSITION FUNCTION

         The Company engages in the disposition of merchandise acquired when a pawn loan is not repaid, when used goods are purchased from the general public and when new merchandise is acquired from vendors. New goods consist primarily of accessory merchandise which enhances the marketability of existing merchandise, such as tools, consumer electronics and new jewelry items purchased during the Christmas selling season. For the year ended December 31, 1998, $151,451,000 of merchandise was added to merchandise held for disposition, of which $124,415,000 was from loans not repaid and $27,036,000 was purchased from vendors, customers and through acquisitions of pawnshops.

         The Company does not provide its customers with warranties on used merchandise purchased from the Company. The Company permits its customers to purchase merchandise on a layaway plan whereby the customer agrees to purchase an item by making an initial cash deposit representing a small part of the disposition price and making additional, non-interest bearing payments of the balance of the disposition price in accordance with a specified schedule. The Company then segregates the item and holds it until the disposition price is paid in full. Should the customer fail to make a required payment, the item is placed with the other merchandise held for disposition. At December 31, 1998, the Company held approximately $4,151,000 in customer layaway deposits.

         The Company provides an allowance for shrinkage and valuation of its merchandise based on management's evaluation. Management's evaluation takes into consideration historical shrinkage, the quantity and age of slow-moving merchandise on hand and markdowns necessary to liquidate slow-moving merchandise.

At December 31, 1998, total lending operations merchandise on hand was $65,417,000, after deducting an allowance for shrinkage and valuation of merchandise of $2,163,000.


OPERATIONS

         Unit Management

         Each location has a unit manager who is responsible for supervising its personnel and assuring that it is managed in accordance with Company guidelines and established policies and procedures. Each unit manager reports to a Market Manager who typically oversees approximately ten unit managers. As of December 31, 1998, the Company has five geographic operating divisions in the United States, each of which is managed by a Region Vice President. Each Market Manager reports to a Region Vice President. The Harvey & Thompson and Svensk Pantbelaning chains follow a similar management organization, with a Managing Director overseeing each of these operations.

         Trade Name

         The Company operates its pawnshops under the trade name "Cash America Pawn" in the U.S., "Harvey & Thompson Pawnbrokers" in the U.K., and "Svensk Pantbelaning" in Sweden. The Company has registered the "Cash America" mark and descriptive logos and phrases with the United States Patent and Trademark Office.

         Personnel

         The Company employs approximately 3,035 employees as of December 31, 1998. Of the total employees, approximately 253 were in executive, administrative, clerical and accounting functions.

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

         The Company's expansion has not only been in acquiring previously owned pawnshops, but also in establishing new locations. After a suitable location has been found and a lease and license are obtained, the new location can be ready for business within four to six weeks, with completion of counters, vaults and security system and transfer of merchandise from other locations. The approximate start-up costs, defined as the investment in property and equipment, for recently established pawnshops have ranged from $100,000 to $255,000, with an average cost per location of approximately $170,000 in 1998. This amount does not include merchandise transferred from other locations, funds to advance on pawn loans and operating expenses.

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

         Competition. The Company faces competition in its expansion program. Several competing pawnshop companies have implemented expansion and acquisition programs. A number of smaller companies have also entered the market. While the Company believes that it is the largest pawnshop operator in the United States, there can be no assurance that the Company will be more successful than its competitors in pursuing acquisition opportunities and leases for attractive start-up locations. Increased competition could also increase prices for attractive acquisition candidates.

         Capital Requirements. In some states, the Company is required by law to maintain a minimum amount of certain unencumbered net assets (currently
$150,000 in Texas) for each pawnshop location. The Company's expansion plans will therefore be limited in these states to the extent the Company is unable to maintain these required levels of unencumbered net assets.

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

COMPETITION

         The Company encounters significant competition in connection with its lending and merchandise disposition operations. Some competitors may have greater financial resources than the Company. Several competing pawnshop companies have implemented expansion and acquisition programs. See "Business -- Future Expansion." These competitive conditions may adversely affect the Company's revenues and profitability.

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

         The Texas Pawnshop Act prescribes the stratified loan amounts and the maximum allowable rates of pawn service charge that pawnbrokers in Texas may charge for the lending of money within each stratified range of loan amounts. That is, the Texas law establishes the maximum allowable pawn service charge rates based on the amount financed per pawn loan. The maximum allowable rates under the Texas Pawnshop Act for the various stratified loan amounts for the fiscal years ended June 30, 1997, 1998 and 1999 are as follows:



       Year Ended June 30, 1997                        Year Ended June 30, 1998                   Year Ended June 30, 1999
  ------------------------------------         -----------------------------------------   --------------------------------------
                             Maximum                                           Maximum                                   Maximum
       Amount               Allowable                 Amount                  Allowable          Amount                 Allowable
      Financed                Annual                 Financed                   Annual          Financed                  Annual
      Per Pawn              Percentage               Per Pawn                 Percentage        Per Pawn                Percentage
        Loan                   Rate                    Loan                      Rate              Loan                    Rate
        ----                   ----                    ----                      ----              ----                    ----
$    1   to  $   132  . . . .   240%           $    1   to  $   135    . . . .    240%    $     1   to    $   138  . . . .  240%

   133   to      440  . . . .   180               136   to      450    . . . .    180         139   to        460  . . . .  180

   441   to    1,320  . . . .    30               451   to    1,350    . . . .     30         461   to      1,380  . . . .   30

 1,321   to   11,000  . . . .    12             1,351   to   11,250    . . . .     12       1,381   to     11,500  . . . .   12


These rates are reviewed and established annually. The maximum allowable service charge rates were established and have not been revised since 1971 when the Texas Pawnshop Act was enacted. Since 1981, the ceiling amounts for stratification of the loan amounts to which these rates apply have been revised each July 1 in relation to the Consumer Price Index. The Texas Pawnshop Act also prescribes the maximum allowable pawn loan. Under current Texas law, a pawn loan may not exceed $11,500. In addition to establishing maximum allowable service charge rates and loan ceilings, the Texas Pawnshop Act also provides for the licensing of pawnshops and pawnshop employees. To be eligible for a pawnshop license in Texas, an applicant must (i) be of good moral character,
(ii) have net assets of at least $150,000 readily available for use in conducting the business of each licensed pawnshop, (iii) show that the pawnshop will be operated lawfully and fairly in accordance with the Texas Pawnshop Act, (iv) show that the applicant has the financial responsibility, experience, character, and general fitness to command the confidence of the public in its operations, and (v) in the case of a business entity, the good moral character requirement shall apply to each officer, director and holder of 5% or more of the entity's outstanding shares.

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

         Georgia Pawnshop Regulations. Georgia state law requires pawnbrokers to maintain detailed permanent records concerning pawn transactions and to keep them available for inspection by duly authorized law enforcement authorities. The Georgia statute prohibits pawnbrokers from failing to make entries of material matters in their permanent records; making false entries in their records; falsifying, obliterating, destroying, or removing permanent records from their places of business; refusing to allow duly authorized law enforcement officers to inspect their records; failing to maintain records of each pawn transaction for at least four years; accepting a pledge or purchase from a person under the age of eighteen or who the pawnbroker knows is not the true owner of the property; making any agreement requiring the personal liability of the pledgor or seller or waiving any of the provisions of the Georgia statute; or failing to return or replace pledged goods upon payment of the full amount due (unless the pledged goods have been taken into custody by a court or a law enforcement officer). In the event pledged goods are lost or damaged while in the possession of the pawnbroker, the pawnbroker must replace the lost or damaged goods with like kinds of merchandise. Under Georgia law, total interest and service charges may not, during each thirty-day period of the loan, exceed 25% of the principal amount advanced in the pawn transaction (except that after ninety days from the original date of the loan, the maximum rate declines to 12.5% for each subsequent thirty-day period). The statute provides that municipal authorities may license pawnbrokers, define their powers and privileges by ordinance, impose taxes upon them, revoke their licenses, and exercise such general supervision as will ensure fair dealing between the pawnbroker and his customers.

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


                                       Maximum
         Amount                       Allowable
        Financed                       Annual
        Per Pawn                     Percentage
          Loan                          Rate
      ------------                   -----------
$     1    to    $     150   ......     240%

    151    to          250   ......     180

    251    to          500   ......     120

    501    to        1,000   ......      60

  1,001    to       25,000   ......      36

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

         United Kingdom Regulations. Pawnshops in the United Kingdom conduct pawn operations in a manner that is similar to the Company's domestic operations, except that pawnshops generally lend money only on the security of jewelry and gold and silver items. The Consumer Credit Act 1974 in the United Kingdom requires that the pawnbroker notify the customer following the expiration of the six month loan term and before the pledged items are sold by the pawnbroker. Unredeemed items are generally sold at auction. For loans exceeding 75 pounds sterling, any amounts received on the auction sale in excess of the principal amount of the loan, accrued finance and service charge and disposition expenses must be held by the pawnbroker to be reclaimed by the customer. If the pawnbroker is the highest bidder at the auction, it reclaims the merchandise for later disposition from its pawnshop premises and may realize gross profit on resale. For loans of 75 pounds sterling or less, unredeemed merchandise is automatically forfeited to the pawnbroker, and the pawnbroker may dispose of such merchandise to the public from the pawnshop premises and retain any excess sales proceeds.

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

         Like Sweden's previous pawnbroking statute, the new act provides for licensing and supervision of pawnshops by the local County Administrative Boards. The act does not specify a maximum allowable interest rate for pawn loans, and, unlike the previous statute, it does not authorize the local County Administrative Boards to regulate the rates that pawnbrokers may charge. Currently, the Company typically charges a rate of between 2.75% and 3.75% per month. Also, the act grants Swedish pawnbrokers the new authority to purchase unredeemed merchandise at the public auction and then dispose of the merchandise to the public from the pawnshop premises.

         Other Regulatory Matters, Etc. With respect to firearm sales, each of the pawnshops must comply with the Brady Handgun Violence Prevention Act (the "Brady Act"), which took effect on February 28, 1994. The Brady Act imposes a background check requirement in connection with the disposition of firearms by federally licensed firearms dealers. In addition, the Company must continue to comply with the longstanding regulations promulgated by the Department of the Treasury, Bureau of Alcohol, Tobacco and Firearms which require each pawnshop dealing in guns to maintain a permanent written record of all receipts and dispositions of firearms.

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

         A copy of the transaction ticket is provided to local law enforcement agencies for processing by the National Crime Investigative Computer to determine conflicting claims of rightful ownership. Goods held to secure pawn loans or goods purchased which are determined to belong to an owner other than the borrower or seller are subject to recovery by the rightful owner. However, the Company historically has not experienced a material number of claims of this sort, and the claims experienced have not had a material adverse effect on the Company's results of operations.

         Casualty insurance, including burglary coverage, is maintained for each of the Company's pawnshops, and fidelity coverage is maintained on each of the Company's employees.

         Management of the Company believes its operations are conducted in material compliance with all federal, state and local laws and ordinances applicable to its business.

EXECUTIVE OFFICERS

         The following sets forth, as of March 11, 1999, certain data concerning the executive officers of the Company, all of whom are elected on an annual basis. There is no family relationship between any of the executive officers.


          Name                Age                        Position
   ------------------         ---      --------------------------------------------------------------------
   Jack R. Daugherty          51       Chairman of the Board and Chief Executive Officer
   Daniel R. Feehan           48       President, Chief Operating Officer and Director
   Thomas A. Bessant, Jr.     40       Executive Vice President - Chief Financial Officer
   Jerry D. Finn              52       Executive Vice President - Foreign Operations and Operations Support
   Michael D. Gaston          54       Executive Vice President - Business Development
   Hugh A. Simpson            39       Executive Vice President - General Counsel and Secretary
   Gregory W. Trees           55       Executive Vice President - Domestic Operations
   James H. Kauffman          54       Chief Executive Officer - Rent-A-Tire, Inc.

     Jack R. Daugherty has been Chairman of the Board and Chief Executive Officer of the Company since its founding in 1984. Mr. Daugherty has owned and operated pawnshops since 1971.

     Daniel R. Feehan has been President and Chief Operating Officer since January 1990. He served as Chairman and Co-Chief Executive Officer of Mr. Payroll Corporation from February 1998 to February 1999 before returning to the position of President and Chief Operating Officer of the Company.

     Thomas A. Bessant, Jr. joined the Company in May 1993 as Vice President - Finance and Treasurer. He was elected Senior Vice President - Chief Financial Officer in July 1997 and has served as Executive Vice President - Chief Financial Officer since July 1998. Prior to joining the Company, Mr. Bessant was a Senior Manager in the Corporate Finance Consulting Services Group of Arthur Andersen & Co., S. C. in Dallas, Texas from June 1989. Prior to that time, Mr. Bessant was Vice President in the Corporate Banking Division of NCNB Texas, N.A., and its predecessor banking corporations, beginning in 1981.

     Jerry D. Finn joined the Company in August 1994 and has served in various operations management positions since then, including Division Vice President from January 1995 to July 1997, Division Senior Vice President from July 1997 to April 1998, and Executive Vice President since April 1998. Prior to joining the Company, he served as District Supervisor for Kelly-Moore Paint Co. from March 1981 to August 1994.

         Michael D. Gaston joined the Company in April 1997 as Executive Vice President - Business Development. Prior to joining the Company, Mr. Gaston served as President of the Gaston Corporation, a private consulting firm, from 1984 to April 1997, and Executive Vice President of Barkley & Evergreen, an advertising and consulting agency, from 1991 to April 1997.

     Hugh A. Simpson joined the Company in December 1990 as Vice President and General Counsel and was elected Vice President - General Counsel and Secretary in April 1991. He was elected Senior Vice President - General Counsel and Secretary in July 1997 and has served as Executive Vice President - General Counsel and Secretary since July 1998.

     Gregory W. Trees joined the Company in March 1992 as Vice President - Marketing and Merchandising. Mr. Trees served as Division Vice President from April 1996 to July 1997 and Division Senior Vice President from July 1997 to April 1998. He has served as Executive Vice President - Domestic Operations since April 1998.

     James H. Kauffman joined the Company in July 1996 as Executive Vice President - Chief Financial Officer. He served as President - Cash America Pawn from July 1997 to July 1998, and since then has served as Chief Executive Officer of Rent-A-Tire, Inc. Prior to joining the Company, Mr. Kauffman served as President of Keystone Steel & Wire Company, a wire products manufacturer, from July 1991 to June 1996.

ITEM 2.  PROPERTIES

         As of March 11, 1999 the Company owns the real estate and buildings for 16 of its pawnshop locations. Since May 1992, the Company's headquarters have been located in a nine-story building adjacent to downtown Fort Worth, Texas. The Company purchased the building in January 1992. All of the Company's other locations are leased from unaffiliated parties under non-cancelable operating leases.

         The following table sets forth, as of March 11, 1999, the geographic markets served by the Company and the number of lending locations in such markets in which it presently operates.

                                                                                                Number of Locations
                                                                                                     in Area
                                                                                                -------------------
         TEXAS:
                  Houston........................................................................       45
                  Central/South Texas............................................................       58
                  Dallas/Fort Worth..............................................................       38
                  West Texas.....................................................................       22
                  Rio Grande Valley..............................................................       10
                                                                                                       ---
                      Total Texas  ..............................................................      173
                                                                                                       ---

         FLORIDA:
                  Tampa/St. Petersburg...........................................................       15
                  Orlando........................................................................       13
                  Jacksonville...................................................................       10
                  Other .........................................................................       21
                                                                                                       ---
                      Total Florida..............................................................       59
                                                                                                       ---
         TENNESSEE:
                  Memphis........................................................................       23
                  Nashville......................................................................        5
                                                                                                       ---
                      Total Tennessee............................................................       28
                                                                                                       ---
         GEORGIA:
                  Atlanta........................................................................       15
                  Savannah.......................................................................        5
                  Other .........................................................................        2
                                                                                                       ---
                      Total Georgia..............................................................       22
                                                                                                       ---









         OKLAHOMA:
                  Oklahoma City..................................................................       14
                  Tulsa .........................................................................        6
                  Other .........................................................................        1
                                                                                                       ---
                      Total Oklahoma.............................................................       21
                                                                                                       ---
         LOUISIANA:
                  New Orleans....................................................................        9
                  Baton Rouge....................................................................        3
                  Other .........................................................................        8
                                                                                                       ---
                      Total Louisiana............................................................       20
                                                                                                       ---
          MISSOURI:
                   Kansas City....................................................................      11
                   St. Louis......................................................................       5
                                                                                                       ---
                       Total Missouri.............................................................      16
                                                                                                       ---
         INDIANA:
                  Indianapolis...................................................................       10
                  Fort Wayne.....................................................................        3
                  Other .........................................................................        1
                                                                                                       ---
                      Total Indiana..............................................................       14
                                                                                                       ---
         NORTH CAROLINA:
                  Charlotte......................................................................        7
                  Greensboro/Winston Salem.......................................................        3
                  Other .........................................................................        1
                                                                                                       ---
                      Total North Carolina.......................................................       11
                                                                                                       ---
         ALABAMA:
                  Mobile.........................................................................        5
                  Birmingham.....................................................................        4
                  Other .........................................................................        1
                                                                                                       ---
                      Total Alabama..............................................................       10
                                                                                                       ---
         KENTUCKY:
                  Louisville.....................................................................        9
                                                                                                       ---
         SOUTH CAROLINA:
                  Charleston.....................................................................        4
                  Greenville.....................................................................        3
                                                                                                       ---
                      Total South Carolina.......................................................        7
                                                                                                       ---
         UTAH:
                  Salt Lake City.................................................................        7
                                                                                                       ---
         OHIO:
                  Cincinnati.....................................................................        6
                                                                                                       ---
         COLORADO:

                  Denver.........................................................................        1
                  Colorado Springs...............................................................        3
                  Other .........................................................................        1
                                                                                                       ---
                      Total Colorado.............................................................        5
                                                                                                       ---


         ILLINOIS:
                  Chicago........................................................................        3
                  Other..........................................................................        1
                                                                                                       ---
                      Total Illinois.............................................................        4
                                                                                                       ---
                      Total United States........................................................      412
                                                                                                       ---

         UNITED KINGDOM:
                  London.........................................................................       26
                  Other .........................................................................       13
                                                                                                       ---
                      Total United Kingdom.......................................................       39
                                                                                                       ---

         SWEDEN:
                  Stockholm......................................................................        4
                  Other..........................................................................        7
                                                                                                        --
                      Total Sweden...............................................................       11
                                                                                                       ---

                  GRAND TOTAL....................................................................      462
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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to the Company's security holders during the fourth quarter ended December 31, 1998.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Information contained under the captions "Consolidated Financial Statements," "Notes To Consolidated Financial Statements," and "Income Statement Quarterly Data" in the Annual Report is incorporated herein by reference in response to this Item 8.

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

              CONSOLIDATED FINANCIAL STATEMENTS:

                  Consolidated Balance Sheets as of December 31, 1998 and 1997.

                  Consolidated Statements of Income for the years ended December 31, 1998, 1997 and 1996.

                  Consolidated Statements of Stockholders' Equity for the years ended December 31, 1998, 1997 and 1996.

                  Consolidated Statements of Cash Flows for the years ended December 31, 1998, 1997 and 1996.

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

         (4) During the fourth quarter ended December 31, 1998, the Company did not file any reports on Form 8-K.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 29, 1999.

                                    CASH AMERICA INTERNATIONAL, INC.



                                    By:    /s/ JACK R. DAUGHERTY
                                       -------------------------------------
                                               Jack R. Daugherty
                                          Chairman of the Board and
                                           Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on March 29, 1999 on behalf of the registrant and in the capacities indicated.

                  Signature                                   Title                                   Date
                  ---------                                   -----                                   ----
           /s/ JACK R. DAUGHERTY                     Chairman of the Board and                   March 29, 1999
-----------------------------------------              Chief Executive Officer
               Jack R. Daugherty                    (Principal Executive Officer)



           /s/ DANIEL R. FEEHAN                      President, Chief Operating                  March 29, 1999
-----------------------------------------               Officer and Director
               Daniel R. Feehan



           /s/ THOMAS A. BESSANT, JR.                Executive Vice President -                  March 29, 1999
-----------------------------------------             Chief Financial Officer
               Thomas A. Bessant, Jr.                (Principal Financial and
                                                       Accounting  Officer)



           /s/ A. R. DIKE                                     Director                           March 29, 1999
-----------------------------------------
               A. R. Dike




           /s/ JAMES H. GRAVES                                Director                            March 29, 1999
-----------------------------------------
               James H. Graves



           /s/ B. D. HUNTER                                   Director                            March 29, 1999
-----------------------------------------
               B. D. Hunter



           /s/ TIMOTHY J. McKIBBEN                            Director                           March 29, 1999
-----------------------------------------
               Timothy J. McKibben



           /s/ ALFRED M. MICALLEF                             Director                           March 29, 1999
-----------------------------------------
               Alfred M. Micallef



           /s/ CLIFTON H. MORRIS, JR.                         Director                           March 29, 1999
-----------------------------------------
               Clifton H. Morris, Jr.



           /s/ CARL P. MOTHERAL                               Director                           March 29, 1999
-----------------------------------------
               Carl P. Motheral



           /s/ SAMUEL W. RIZZO                                Director                           March 29, 1999
-----------------------------------------
               Samuel W. Rizzo



           /s/ ROSALIN ROGERS                                 Director                           March 29, 1999
-----------------------------------------
               Rosalin Rogers

                                         REPORT OF INDEPENDENT ACCOUNTANTS





To the Board of Directors and Stockholders
  Cash America International, Inc.

         Our report on the consolidated financial statements of Cash America International, Inc. and Subsidiaries has been incorporated by reference in this Form 10-K from page 31 of the 1998 Annual Report to Stockholders of Cash America International, Inc. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in Item 14 of this Form 10-K.

         In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.




PRICEWATERHOUSECOOPERS LLP




Fort Worth, Texas
January 26, 1999

                        CASH AMERICA INTERNATIONAL, INC.

                SCHEDULE II--ALLOWANCE FOR VALUATION OF INVENTORY

                   For the Three Years Ended December 31, 1998



                                                           Additions
                                                  -----------------------------
                                     Balance
                                        at           Charged         Charged                          Balance
                                    Beginning           to              to                            at End
Description                         of Period        Expense          Other       Deductions(a)      of Period
------------                      -------------  --------------   --------------  -------------   -------------
                                                                 ($ in thousands)
 Year Ended:
   December 31, 1998 ..........   $       2,158   $       1,338   $          -0-  $       1,333   $       2,163
                                  =============   =============   =============   =============   =============

   December 31, 1997 ..........   $       2,078   $       1,359   $          -0-  $       1,279   $       2,158
                                  =============   =============   =============   =============   =============
   December 31, 1996 ..........   $       2,372   $       1,701   $          -0-  $       1,995   $       2,078
                                  =============   =============   =============   =============   =============

-------------------------------

(a) Deducted from allowance for write-off or other disposition of inventory.

                                  EXHIBIT INDEX

         The following documents are filed as a part of this report. Those exhibits previously filed and incorporated herein by reference are identified below. Exhibits not required for this report have been omitted.



EXHIBIT
NO.            DESCRIPTION
--------       -----------
3.1       --   Articles of Incorporation of Cash America Investments, Inc.
               filed in the office of the Secretary of State of Texas on October
               4, 1984.(a) (Exhibit 3.1)

3.2       --   Articles of Amendment to the Articles of Incorporation of Cash
               America Investments, Inc. filed in the office of the Secretary of
               State of Texas on October 26, 1984.(a) (Exhibits 3.2)

3.3       --   Articles of Amendment to the Articles of Incorporation of Cash
               America Investments, Inc. filed in the office of the Secretary of
               State of Texas on September 24, 1986.(a) (Exhibit 3.3)

3.4       --   Articles of Amendment to the Articles of Incorporation of Cash
               America Investments, Inc. filed in the office of the Secretary of
               State of Texas on September 30, 1987.(b) (Exhibit 3.4)

3.5       --   Articles of Amendment to the Articles of Incorporation of Cash
               America Investments, Inc. filed in the office of the Secretary of
               State of Texas on April 23, 1992 to change the Company's name to
               "Cash America International, Inc." (c) (Exhibit 3.5)

3.6       --   Articles of Amendment to the Articles of Incorporation of Cash
               America International, Inc. filed in Office of the Secretary of
               State of Texas on May 21, 1993. (d) (Exhibit 3.6)

3.7       --   Bylaws of Cash America International, Inc.(e) (Exhibit 3.5)

3.8       --   Amendment to Bylaws of Cash America International, Inc. dated effective September 26, 1990.(f) (Exhibit 3.6)

3.9       --   Amendment to Bylaws of Cash America International, Inc. dated effective April 22, 1992.(c) (Exhibit 3.8)

4.1       --   Form of Stock Certificate.(a) (Exhibit 4.1)

4.1a      --   Form of Stock Certificate.(f) (Exhibit 4.1a)

4.1b      --   Form of Stock Certificate.(c) (Exhibit 4.1b)

10.1      --   1987 Stock Option Plan (with Stock Appreciation Rights) for
               Cash America International, Inc.(g) (Exhibit 4.1)

10.2      --   Amendment to 1987 Stock Option Plan (with Stock Appreciation
               Rights) dated February 27, 1997.(h) (Exhibit 10.2)

10.3      --   Amendment to 1987 Stock Option Plan (with Stock Appreciation
               Rights) dated April 22, 1997. (i) (Exhibit 10.1)

10.4      --   Amendment to 1987 Stock Option Plan (with Stock Appreciation
               Rights) dated June 29, 1998.

10.5      --   1989 Non-Employee Director Stock Option Plan.(j) (Exhibit
               10.47)

10.6      --   Amendment to 1989 Non-Employee Director Stock Option Plan dated
               April 24, 1996. (h) (Exhibit 10.4)

10.7      --   1989 Key Employee Stock Option Plan.(j) (Exhibit 10.48)

10.8      --   Amendment to 1989 Key Employee Stock Option Plan dated January
               21, 1997. (h) (Exhibit 10.6)

10.9      --   1994 Long-Term Incentive Plan.(k) (Exhibit 10.5)

10.10     --   Amendment to 1994 Long-Term Incentive Plan dated July 22, 1997.
               (l) (Exhibit 10.1)

10.11     --   Amended and Restated Executive Employment Agreements between the Company and Messrs. Daugherty and Feehan, each dated as of
               August 1, 1997. (l) (Exhibit 10.2)

10.12     --   Consultation Agreements between the Company and Messrs. Dike,
               Hunter, Motheral, and Rizzo, each dated April 25, 1990.(m)
               (Exhibit 10.49)

10.13     --   Note Agreement between the Company and Teachers Insurance and
               Annuity Association of America dated as of May 6, 1993.(n)
               (Exhibit 10.1)

10.14     --   First Supplement to Note Agreement between the Company and
               Teachers Insurance and Annuity Association of America dated as of
               September 20, 1994.(k) (Exhibit 10.11)



10.15     --   Second Supplement (May 12, 1995), Third Supplement (July 7,
               1995), and Fourth Supplement (November 10, 1995) to 1993 Note
               Agreement between the Company and Teachers Insurance and Annuity
               Association of America.(o) (Exhibit 10.1)

10.16     --   Fifth Supplement (December 30, 1996) to 1993 Note Agreement
               between the Company and Teachers Insurance and Annuity
               Association of America. (h) (Exhibit 10.13)

10.17     --   Sixth Supplement (December 30, 1997) to 1993 Note Agreement
               between the Company and Teachers Insurance and Annuity
               Association of America. (p) (Exhibit 10.16)

10.18     --   Seventh Supplement (December 31, 1998) to 1993 Note Agreement
               between the Company and Teachers Insurance and Annuity
               Association of America.

10.19     --   Note Agreement between the Company and Teachers Insurance and
               Annuity Association of America dated as of July 7, 1995.(q)
               (Exhibit 10.1)

10.20     --   First Supplement (November 10, 1995) to 1995 Note Agreement
               between the Company and Teachers Insurance and Annuity
               Association of America. (o) (Exhibit 10.2)

10.21     --   Second Supplement (December 30, 1996) to 1995 Note Agreement
               between the Company and Teachers Insurance and Annuity
               Association of America. (h) (Exhibit 10.16)

10.22     --   Third Supplement (December 30, 1997) to 1995 Note Agreement
               between the Company and Teachers Insurance and Annuity
               Association of America. (p) (Exhibit 10.20)

10.23     --   Fourth Supplement (December 31, 1998) to 1995 Note Agreement
               between the Company and Teachers Insurance and Annuity
               Association of America.

10.24     --   Amended and Restated Senior Revolving Credit Facility Agreement
               among the Company, certain lenders named therein, and NationsBank of Texas, N.A., as Administrative Agent dated as of June 19,
               1996. (r) (Exhibit 10.1)

10.25     --   First Amendment (December 11, 1997) to Amended and Restated
               Senior Revolving Credit Facility Agreement dated as of June 19,
               1996. (p) (Exhibit 10.22)

10.26     --   Second Amendment (June 24, 1998) to Amended and Restated Senior
               Revolving Credit Facility Agreement dated as of June 19, 1996.
               (s) (Exhibit 10.1)

10.27     --   Third Amendment (December 11, 1998) and Fourth Amendment
               (December 31, 1998) to Amended and Restated Senior Revolving
               Credit Facility Agreement dated as of June 19, 1996.

10.28     --   Note Agreement dated as of December 1, 1997 among the Company and the Purchasers named therein for the issuance of the
               Company's 7.10% Senior Notes due January 2, 2008 in the aggregate principal amount of $30,000,000. (p) (Exhibit 10.23)

10.29     --   First Supplement (December 31, 1998) to Note Agreement dated as of December 1, 1997 among the Company and the Purchasers named therein.

13        --   1998 Annual Report to Stockholders of the Company and 1999
               Proxy Statement.

21        --   Subsidiaries of Cash America International, Inc.

23        --   Consent of PricewaterhouseCoopers LLP.

27        --   Financial Data Schedule.

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

(i)  Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.

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

(l)  Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.

(m) Post-Effective Amendment No. 4 to its Registration Statement on Form S-4, File No. 33-17275.

(n)  Quarterly Report on Form 10-Q for the quarter ended March 31, 1993.

(o)  Quarterly Report on Form 10-Q for the quarter ended September 30,1995.

(p)  Annual Report on Form 10-K for the year ended December 31, 1997.

(q)  Quarterly Report on Form 10-Q for the quarter ended June 30, 1995.

(r)  Quarterly Report on Form 10-Q for the quarter ended June 30, 1996.

(s)  Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.