Form 10-Q
period 1999-03-31
CASH AMERICA INTERNATIONAL INC
filed 1999-05-14
CIK 807884

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

For the quarterly period ended March 31, 1999

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


                      APPLICABLE ONLY TO CORPORATE ISSUERS:
25,445,726 common shares, $.10 par value, were outstanding as of April 30, 1999

===============================================================================

                        CASH AMERICA INTERNATIONAL, INC.

                                  INDEX TO 10-Q

PART I.  FINANCIAL STATEMENTS
                                                                   Page
        Item 1. Financial Statements (Unaudited)

           Consolidated Balance Sheets - March 31, 1999
           and 1998 and December 31, 1998...........................1

           Consolidated Statements of Income - Three Months
           Ended March 31, 1999 and 1998............................2

           Consolidated Statements of Stockholders' Equity -
           Three Months Ended March 31, 1999 and 1998...............3

           Consolidated Statements of Cash Flows -
           Three Months Ended March 31, 1999 and 1998...............4

           Notes to Consolidated Financial Statements...............5


        Item 2. Management's Discussion and Analysis of
                 Results of Operations and Financial Condition......9


PART II.  OTHER INFORMATION.........................................22

SIGNATURE...........................................................23

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)                          (UNAUDITED)

 .........................................................................................................................
                                                                                   March 31,               December 31,
                                                                            1999               1998            1998
-------------------------------------------------------------------------------------------------------------------------
ASSETS

      Current assets:
            Cash and cash equivalents                                 $      5,769      $      2,574      $      4,417
            Loans                                                          120,845           108,907           128,637
            Merchandise held for disposition, net                           63,125            51,585            65,417
            Inventory                                                        1,213             4,468             3,093
            Finance and service charges receivable                          18,304            16,449            19,733
            Prepaid expenses and other                                       7,398             5,941             7,129
            Income taxes recoverable                                         5,422                --             5,870
            Deferred tax assets                                              7,487            11,561            10,134
-------------------------------------------------------------------------------------------------------------------------

                 Total current assets                                      229,563           201,485           244,430
      Property and equipment, net                                           62,132            66,108            73,347
      Intangible assets, net                                                89,570            74,259            88,284
      Other assets                                                           3,993             4,675             4,762
      Investment in and advances
            to unconsolidated subsidiary                                    18,832                --                --
-------------------------------------------------------------------------------------------------------------------------
                 Total assets                                         $    404,090      $    346,527      $    410,823
-------------------------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY

      Current liabilities:
            Accounts payable and accrued expenses                     $     18,036      $     19,655      $     19,848
            Customer deposits                                                4,750             4,217             4,151
            Income taxes currently payable                                   2,344             4,230             2,133
            Current portion of long-term debt                                4,693             4,286             4,686
-------------------------------------------------------------------------------------------------------------------------
                 Total current liabilities                                  29,823            32,388            30,818

      Deferred tax liabilities                                               1,381                --             3,273
      Long-term debt                                                       180,048           141,968           189,288
-------------------------------------------------------------------------------------------------------------------------

      Stockholders' equity:
            Common stock, $.10 par value per
                 share, 80,000,000 shares authorized                         3,024             3,024             3,024
            Paid in surplus                                                126,991           122,243           126,615
            Retained earnings                                              107,207            95,566           102,722
            Accumulated other comprehensive loss                            (3,774)           (2,015)           (2,414)
            Notes receivable - stockholders                                 (3,510)           (2,384)           (3,263)
-------------------------------------------------------------------------------------------------------------------------
                                                                           229,938           216,434           226,684
            Less -- shares held in treasury, at cost                       (37,100)          (44,263)          (39,240)
-------------------------------------------------------------------------------------------------------------------------
      Total stockholders' equity                                           192,838           172,171           187,444
-------------------------------------------------------------------------------------------------------------------------
      Total liabilities and stockholders' equity                      $    404,090      $    346,527      $    410,823
-------------------------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)                       (UNAUDITED)

 ......................................................................................................
                                                                            Three Months Ended
                                                                                 March 31,
                                                                          1999              1998
------------------------------------------------------------------------------------------------------
REVENUE
       Finance and service charges                                    $     31,495      $     27,863
       Proceeds from disposition of merchandise                             61,221            54,138
       Check cashing machine sales                                              82               800
       Check cashing royalties and fees                                      1,438               840
       Rental operations                                                     1,450               553
------------------------------------------------------------------------------------------------------
TOTAL REVENUE                                                               95,686            84,194
------------------------------------------------------------------------------------------------------
COSTS OF REVENUE
       Disposed merchandise                                                 40,416            34,614
       Cost of check cashing machines sold                                      38               734
       Rental operations                                                       323               148
------------------------------------------------------------------------------------------------------
NET REVENUE                                                                 54,909            48,698
------------------------------------------------------------------------------------------------------
OPERATING EXPENSES
       Lending operations                                                   30,125            26,591
       Check cashing operations                                              1,728             1,235
       Rental operations                                                       511               209
       Administration                                                        7,360             6,254
       Depreciation                                                          3,913             3,217
       Amortization                                                          1,188               862
------------------------------------------------------------------------------------------------------
             Total operating expenses                                       44,825            38,368
------------------------------------------------------------------------------------------------------
INCOME FROM OPERATIONS                                                      10,084            10,330

       Interest expense, net                                                 3,331             3,007
       Equity in loss of unconsolidated subsidiary                             587                80
       Gain from issuance of subsidiary's stock
         (net of income taxes)                                              (1,128)               --
------------------------------------------------------------------------------------------------------
Income before income taxes                                                   7,294             7,243
       Provision for income taxes                                            2,494             2,709
------------------------------------------------------------------------------------------------------
NET INCOME                                                            $      4,800      $      4,534
------------------------------------------------------------------------------------------------------
Net income per share:
       Basic                                                          $        .19      $        .19
       Diluted                                                                 .18               .18
------------------------------------------------------------------------------------------------------
Weighted average shares:
       Basic                                                                25,191            24,429
       Diluted                                                              26,419            25,633
------------------------------------------------------------------------------------------------------



See notes to consolidated financial statements.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
THREE MONTHS ENDED MARCH 31, 1999 AND 1998
(In thousands, except share data)                                   (UNAUDITED)

 .........................................................................................................................

                                             COMMON STOCK
                                      ----------------------------       PAID IN         RETAINED          COMPREHENSIVE
                                         SHARES          AMOUNT          SURPLUS         EARNINGS             INCOME
-------------------------------------------------------------------------------------------------------------------------
Balance at
     December 31, 1998                  30,235,164       $ 3,024        $ 126,615       $ 102,722

     Comprehensive income:
         Net income                                                                         4,800             $ 4,800
                                                                                                              --------
         Other comprehensive
             income - Foreign
             currency translation
             adjustments                                                                                       (1,360)
                                                                                                              --------

     Comprehensive income                                                                                     $ 3,440
                                                                                                              --------

     Dividends declared                                                                      (315)

     Treasury shares acquired

     Treasury shares reissued                                                (232)

     Tax benefit from exercise
        of option shares                                                      608

     Change in notes
       receivable - stockholders
-------------------------------------------------------------------------------------------------------------------------
Balance at
     March 31, 1999                     30,235,164       $ 3,024        $ 126,991       $ 107,207
-------------------------------------------------------------------------------------------------------------------------
Balance at
     December 31, 1997                  30,235,164       $ 3,024        $ 122,155        $ 91,337

     Comprehensive income:
         Net income                                                                         4,534             $ 4,534
                                                                                                              --------
         Other comprehensive
             income - Foreign
             currency translation
             adjustments                                                                                          443
                                                                                                              --------

     Comprehensive income                                                                                     $ 4,977
                                                                                                              --------

     Dividends declared                                                                      (305)

     Treasury shares acquired

     Treasury shares reissued                                                   1

     Tax benefit from exercise
        of option shares                                                       87

     Change in notes
       receivable - stockholders
-------------------------------------------------------------------------------------------------------------------------
Balance at
     March 31, 1998                     30,235,164       $ 3,024        $ 122,243        $ 95,566
-------------------------------------------------------------------------------------------------------------------------


 ................................................................................................................
                                          ACCUMULATED            NOTES
                                             OTHER             RECEIVABLE -           TREASURY STOCK
                                         COMPREHENSIVE           STOCK-       ----------------------------------
                                         INCOME (LOSS)           HOLDERS          SHARES             AMOUNT
----------------------------------------------------------------------------------------------------------------
Balance at
     December 31, 1998                     $ (2,414)            $ (3,263)        5,114,218        $ (39,240)

     Comprehensive income:
         Net income

         Other comprehensive
             income - Foreign
             currency translation
             adjustments                     (1,360)


     Comprehensive income


     Dividends declared

     Treasury shares acquired                                                         (750)               3

     Treasury shares reissued                                                     (279,939)           2,137

     Tax benefit from exercise
        of option shares

     Change in notes
       receivable - stockholders                                    (247)
----------------------------------------------------------------------------------------------------------------
Balance at
     March 31, 1999                        $ (3,774)            $ (3,510)        4,833,529        $ (37,100)
----------------------------------------------------------------------------------------------------------------
Balance at
     December 31, 1997                     $ (2,458)            $ (2,362)        5,812,519        $ (44,400)

     Comprehensive income:
         Net income

         Other comprehensive
             income - Foreign
             currency translation
             adjustments                        443


     Comprehensive income


     Dividends declared

     Treasury shares acquired                                                       13,377             (177)

     Treasury shares reissued                                                      (41,187)             314

     Tax benefit from exercise
        of option shares

     Change in notes
       receivable - stockholders                                     (22)
----------------------------------------------------------------------------------------------------------------
Balance at
     March 31, 1998                        $ (2,015)            $ (2,384)        5,784,709        $ (44,263)
----------------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)                                                     (UNAUDITED)

 ..............................................................................................................
                                                                                     Three Months Ended
                                                                                          March 31,
                                                                                    1999            1998
--------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                      $    4,800      $    4,534
Adjustments to reconcile net income to net
      cash provided by operating activities:
           Depreciation                                                              3,913           3,217
           Amortization                                                              1,188             862
           Equity in loss of unconsolidated subsidiary                                 587              80
           Gain from issuance of subsidiary's stock                                 (1,128)             --
           Changes in operating assets and liabilities-
                Merchandise held for disposition and inventory                       1,238           1,311
                Finance and service charges receivable                               1,282           1,242
                Prepaid expenses and other                                             174          (1,946)
                Accounts payable and accrued expenses                                  675           4,525
                Customer deposits, net                                                 599             392
                Current income taxes                                                 1,326             470
                Deferred taxes, net                                                    817             616
--------------------------------------------------------------------------------------------------------------
                          Net cash provided by operating activities                 15,471          15,303
--------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
      Loans forfeited and transferred to merchandise held for disposition           34,632          28,740
      Loans repaid or renewed                                                       79,867          69,920
      Loans made, including loans renewed                                         (107,852)        (92,733)
--------------------------------------------------------------------------------------------------------------
                          Net decrease in loans                                      6,647           5,927
--------------------------------------------------------------------------------------------------------------
      Acquisitions, net of cash acquired                                            (1,509)        (11,175)
      Effect on cash of de-consolidation of subsidiary                              (4,795)             --
      Advances to unconsolidated subsidiaries                                         (500)           (120)
      Purchases of property and equipment                                           (6,572)         (4,191)
--------------------------------------------------------------------------------------------------------------
                          Net cash used by investing activities                     (6,729)         (9,559)
--------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
      Net payments under bank lines of credit                                       (8,596)         (4,095)
      Payments on capital lease obligations                                           (107)             --
      Net proceeds from reissuance of treasury shares                                1,658             293
      Treasury shares sold (purchased)                                                   3            (177)
      Dividends paid                                                                  (315)           (305)
--------------------------------------------------------------------------------------------------------------
                          Net cash used by financing activities                     (7,357)         (4,284)
--------------------------------------------------------------------------------------------------------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                (33)             (5)
--------------------------------------------------------------------------------------------------------------
CHANGE IN CASH AND CASH EQUIVALENTS                                                  1,352           1,455
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                     4,417           1,119
--------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $    5,769      $    2,574
--------------------------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURES
      NONCASH INVESTING AND FINANCING ACTIVITIES:
           Purchase transactions-
                Liabilities assumed                                             $       --      $       85
           Loans to stockholders for exercise of stock options                         247              22
--------------------------------------------------------------------------------------------------------------

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

               In January 1999, the manned check cashing business of Mr. Payroll Corporation ("Mr. Payroll"), a wholly owned subsidiary of the Company, was transferred to a new wholly owned, consolidated subsidiary. Through March 9, 1999, Mr. Payroll's remaining assets and liabilities, consisting of its automated check cashing machine ("CCM") business, and the results of its operations were included in the consolidated financial statements. Effective as of the close of business on March 9, 1999, Mr. Payroll sold, in a private placement, newly issued shares of its senior convertible preferred stock and common stock. The Company retained 40.5% of the voting interest in Mr. Payroll, and is accounting for its investment and its share of the results of Mr. Payroll's operations after March 9, 1999, by the equity method (see Note 3).

               The financial statements as of March 31, 1999 and 1998, and for the three month periods then ended are unaudited but, in management's opinion, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for such interim periods. Operating results for the three month periods are not necessarily indicative of the results that may be expected for the full fiscal year.

               Certain amounts in the consolidated financial statements for the three month period ended March 31, 1998, have been reclassified to conform to the presentation format adopted in 1999. These reclassifications have no effect on the net income previously reported.

               These financial statements and related notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1998 Annual Report to Stockholders.

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

Check Cashing Operations o The Company records fees derived from its owned check cashing locations in the period in which the service is provided. Royalties derived from franchised locations are recorded on the accrual basis. Prior to Mr. Payroll's de-consolidation of its CCM business, CCM sales revenue was recorded upon installation and activation of the CCM.

Rental Operations o Tire and wheel rentals are paid on a weekly basis in advance and receipts are recorded on the cash basis. Customers may return the tires and wheels at any time and have no obligation to complete the rental agreement. Rent-A-Tire has also entered into agreements to operate and manage stores for unrelated investors. The investors own the stores and incur all costs to operate them. Management fees earned by Rent-A-Tire are recorded in revenue on a straight-line basis over the life of the agreement. In addition, Rent-A-Tire receives initial compensation for its efforts in constructing and opening each store.

3. ISSUANCE OF SUBSIDIARY'S STOCK

On March 9, 1999, Wells Fargo Cash Centers, Inc. ("Cash Centers"), a wholly owned subsidiary of Wells Fargo Bank, N.A. ("Wells Fargo"), made a contribution to Mr. Payroll of $21.0 million of cash and assets valued at $6.0 million that primarily consisted of an existing network of approximately 200 automated teller machines operating in gaming establishments. In addition, Wells Fargo agreed to provide Mr. Payroll a $5.0 million revolving credit facility, up to $17.0 million in equipment lease financing, and cash for use in its CCMs and ATMs in specified markets at negotiated rates. In return, Cash Centers received newly issued shares of Mr. Payroll's senior convertible preferred stock representing 45% of its voting interest. Also, certain members of the newly constituted management of Mr. Payroll subscribed for newly issued shares of common stock of Mr. Payroll, representing 10% of its voting interest. In addition, the Company assigned 10% of its senior convertible preferred stock to the former owners of Mr. Payroll in consideration for the termination of an option issued in conjunction with the Company's original acquisition of Mr. Payroll. The Company retained 40.5% of the voting interest in Mr. Payroll, represented by newly issued shares of senior convertible preferred stock. The Company recognized a net gain of $1.1 million (after applicable income taxes of $3.7 million) as a result of the transactions described above.

4.  ACQUISITIONS

In March 1999, Rent-A-Tire acquired four tire rental stores that it previously managed, in purchase transactions for $1.5 million. Excess purchase price over net assets acquired of $.9 million is being amortized on a straight-line basis over the expected period of benefit of 15 years.

5. LONG-TERM DEBT

The Company's long-term debt instruments and balances outstanding as of March 31 are as follows (in thousands):

                                                                                         1999             1998
----------------------------------------------------------------------------------------------------------------
U.S. Line of Credit up to $150 million
        due June 30, 2003                                                            $   85,500     $   45,000
U.K. Line of Credit up to(pound)10 million
        due April 30, 2000                                                                7,575          4,930
Swedish Lines of Credit up to SEK 215 million                                            17,779         20,609
8.33% senior unsecured notes due 2003                                                    21,429         25,715
8.14% senior unsecured notes due 2007                                                    20,000         20,000
7.10% senior unsecured notes due 2008                                                    30,000         30,000
Capital lease obligations payable                                                         1,958             --
6.25% subordinated unsecured notes due 2004                                                 500             --
----------------------------------------------------------------------------------------------------------------
                                                                                        184,741        146,254
Less current portion                                                                      4,693          4,286
----------------------------------------------------------------------------------------------------------------
Long-term debt                                                                       $  180,048     $  141,968
----------------------------------------------------------------------------------------------------------------

6.  NET INCOME PER SHARE

The reconciliation of basic and diluted weighted average common shares outstanding for the three month periods ended March 31, follows (in thousands):

                                                                                          1999           1998
----------------------------------------------------------------------------------------------------------------

Weighted average shares - Basic                                                          25,191         24,429
Effect of shares applicable to stock option plans                                         1,191          1,187
Effect of shares applicable to nonqualified savings plan                                     37             17
----------------------------------------------------------------------------------------------------------------
Weighted average shares - Diluted                                                        26,419         25,633
----------------------------------------------------------------------------------------------------------------

7.  OPERATING SEGMENT INFORMATION

The Company has two reportable operating segments in the lending industry and one each in the check cashing and rental industries. While the United States and foreign lending segments offer the same services, each is managed separately due to the different operational strategies required. The check cashing and rental operations are managed separately because they offer different services and products, each of which requires its own technical, marketing and operational strategy.

Information concerning the segments is set forth below (in thousands):

                                                        Lending
                                         -------------------------------------
                                            United                                Check
                                            States      Foreign       Total     Cashing (A)     Rental      Consolidated
 --------------------------------------  -----------  -----------  -----------  -----------  -------------  ------------
 Three Months Ended  March 31, 1999:
       Total revenue                       $ 86,337    $   7,445    $  93,782    $     454    $   1,450      $  95,686
       Income (loss)
          from operations                     9,759        2,984       12,743       (2,637)         (22)        10,084
       Total assets at end of
            period                          295,659       80,170      375,829       18,832        9,429        404,090
 --------------------------------------  -----------  -----------  -----------  -----------  -------------  ------------
 Three Months Ended  March 31, 1998:
       Total revenue                       $ 75,668    $   6,444    $  82,112    $   1,529    $     553      $  84,194
       Income (loss)
            from operations                   8,962        2,849       11,811       (1,421)         (60)        10,330
       Total assets at end of
           period                           250,388       75,909      326,297       15,901        4,329        346,527
 --------------------------------------  -----------  -----------  -----------  -----------  -----------    ------------

(A) Only CCM operations are included in 1999. See Note 3.

8.  LITIGATION

The Company is a defendant in certain lawsuits encountered in the ordinary course of its business. In the opinion of management, the resolution of these matters will not have a material adverse effect on the Company's financial position, results of operations or liquidity.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

SUMMARY CONSOLIDATED FINANCIAL DATA
FIRST QUARTER ENDED MARCH 31, 1999 vs.
FIRST QUARTER ENDED MARCH 31, 1998

-----------------------------------------------------------------------------------------------------------------
(Dollars in thousands)

     The following table sets forth selected consolidated financial data with respect to the Company and its consolidated lending operations as of March 31, 1999 and 1998, and for the three months then ended.

                                                                         1999           1998            Change
-----------------------------------------------------------------------------------------------------------------
REVENUE
       Finance and service charges                                     $ 31,495       $ 27,863            13%
       Proceeds from disposition of merchandise                          61,221         54,138            13%
       Check cashing machine sales                                           82            800           (90)%
       Check cashing royalties and fees                                   1,438            840            71%
       Rental operations                                                  1,450            553           162%
-----------------------------------------------------------------------------------------------------------------
TOTAL REVENUE                                                            95,686         84,194            14%
-----------------------------------------------------------------------------------------------------------------
COSTS OF REVENUE
       Disposed merchandise                                              40,416         34,614            17%
       Cost of check cashing machines sold                                   38            734           (95)%
       Rental operations                                                    323            148           118%
-----------------------------------------------------------------------------------------------------------------
NET REVENUE                                                            $ 54,909       $ 48,698            13%
-----------------------------------------------------------------------------------------------------------------
OTHER DATA
  CONSOLIDATED OPERATIONS:
       Net revenue contribution by source--
           Finance and service charges                                     57.4%          57.2%           --
           Margin on disposition of merchandise                            37.9%          40.1%           (5)%
           Check cashing operations                                         2.7%           1.9%           42%
           Rental operations                                                2.0%            .8%          150%
       Expenses as a percentage of net revenue--
           Operations and administration                                   72.3%          70.4%            3%
           Depreciation and amortization                                    9.3%           8.4%           11%
           Interest, net                                                    6.1%           6.2%           (2)%
       Income from operations before depreciation
         and amortization as a percentage of total revenue                 15.9%          17.1%           (7)%
       Income before income taxes as a percentage of total revenue          7.6%           8.6%          (12)%
-----------------------------------------------------------------------------------------------------------------
  CONSOLIDATED LENDING OPERATIONS:
       Annualized yield on loans                                            102%           102%           --
       Average loan balance per average location in operation          $    270       $    270            --
       Average loan amount at end of period (not in thousands)         $    104       $    102             2%
       Margin on disposition of merchandise as a percentage
         of proceeds from disposition of merchandise                       34.0%          36.1%           (6)%
       Average annualized merchandise turnover                             2.5X           2.7x            (7)%
       Average merchandise held for disposition
         per average location                                          $    140       $    129             9%

       Locations in operation--
         Beginning of period                                                464            401
           Acquired                                                          --             13
           Start-ups                                                         --              1
           Combined or closed                                                (3)            --
         End of period                                                      461            415            11%
       Average number of locations in operation (a)                         463            409            13%
-----------------------------------------------------------------------------------------------------------------

(a) Averages based on accumulation of month-end balances and dividing aggregate total by total months in the period.

GENERAL

               The Company is a diversified provider of specialty financial services to individuals in the United States, United Kingdom and Sweden. The Company offers secured non-recourse loans, commonly referred to as pawn loans, to individuals through its lending operations. The pawn loan portfolio generates finance and service charge revenue. The disposition of merchandise, primarily collateral from unredeemed pawn loans, is a related but secondary source of net revenue from the Company's lending function. The Company also provides check cashing services through its franchised and company owned Mr. Payroll(R) manned check cashing centers and rental of tires and wheels through its subsidiary, Rent-A-Tire, Inc. ("Rent-A-Tire").

               The Company expanded its lending operations during the fifteen month period ended March 31, 1999, by adding a net sixty locations. Seven locations were established, sixty-one operating units were acquired, and eight locations were combined or closed. As of March 31, 1999, the Company operated 461 lending units--411 in sixteen states in the United States, thirty-nine jewelry-only and primarily loan-only units in the United Kingdom, and eleven loan-only and primarily jewelry-only units in Sweden.

               During the first quarter of 1999, the Company restructured the business of its check cashing subsidiary, Mr. Payroll Corporation ("Mr. Payroll"), in a series of transactions designed to isolate and accelerate the development and deployment of the automated check cashing machine ("CCM"). In January 1999, the Company transferred its manned check cashing operations out of Mr. Payroll into a new, wholly owned subsidiary of the Company. As of March 31, 1999, the Company operated 125 franchised and 10 company owned manned check cashing centers, continuing to do business under the Mr. Payroll name, in twenty states compared to 148 franchised centers as of March 31, 1998. Operations related to the development of CCMs remained in Mr. Payroll. On March 9, 1999, Wells Fargo Cash Centers, Inc. ("Cash Centers"), a wholly owned subsidiary of Wells Fargo Bank, N.A. ("Wells Fargo"), made a contribution to Mr. Payroll of $21.0 million of cash and assets valued at $6.0 million that primarily consisted of an existing network of approximately 200 automated teller machines operated in gaming establishments. In return, Cash Centers received newly issued shares of Mr. Payroll's senior convertible preferred stock representing 45% of its voting interest. Also, certain members of the newly constituted management of Mr. Payroll subscribed for newly issued shares of common stock of Mr. Payroll, representing 10% of its voting interest. In addition, the Company assigned 10% of its senior convertible preferred stock to the former owners of Mr. Payroll in consideration for the termination of an option issued in conjunction with the Company's original acquisition of Mr. Payroll. Upon completion of the transactions that reduced the Company's ownership interest in Mr. Payroll to 40.5%, Mr. Payroll was de-consolidated and the Company began accounting for its investment and its share of the results of Mr. Payroll's operations after March 9, 1999, by the equity method. See Note 3 of Notes to Consolidated Financial Statements.

               Through January 31, 1998, the Company had a 49% ownership interest in Express Rent A Tire, Ltd. ("Express") that was accounted for by the equity method of accounting. Effective February 1, 1998, the Company increased its ownership interest to 99.9% and reorganized the operations of Express into Rent-A-Tire. The acquisition of additional interests was accounted for as a purchase and, accordingly, the assets and liabilities of Rent-A-Tire and the results of its operations have been included in the consolidated financial statements since February 1, 1998. As of March 31, 1999, Rent-A-Tire owned and operated eight tire and wheel rental stores, including four that were previously managed and were purchased in March 1999, and it manages thirteen additional tire and wheel rental stores under the Rent-A-Tire name, including three that were added during the first quarter of 1999.

RESULTS OF OPERATIONS

First Quarter Ended March 31, 1999, Compared To The
First Quarter Ended March 31, 1998

               Net Revenue: Consolidated. Consolidated net revenue increased 13% to $54.9 million during the first quarter ended March 31, 1999 (the "current quarter"), from $48.7 million during the first quarter ended March 31, 1998 (the "prior year quarter"). Of the 13% increase, 8% was attributable to the net addition of forty-six lending locations since March 31, 1998, 2% was attributable to gains from same unit lending operations (those in operation for more than one year), and 3% was attributable to increases in the check cashing and rental operations of the Company.

               Net Revenue: Lending Activities. Net revenue from lending operations increased $5.9 million to $53.4 million during the current quarter from $47.5 million during the prior year quarter. The lending units added since March 31, 1998, contributed $3.9 million of the increase. The principal components of lending operations net revenue are finance and service charges, which accounted for $3.6 million of the total increase, and net revenue from the disposition of merchandise, which accounted for $1.3 million of the total increase. The remaining components, domestic manned check cashing operations and foreign check cashing operations accounted for $1.0 million of the total increase.

               Finance and service charges are affected by changes in both the average outstanding balance of the pawn loan portfolio and the annualized yield on such loans. Finance and service charges increased a net amount of $3.6 million, or 13%, in the current quarter over the prior year quarter. A 13% increase in the average outstanding amount of pawn loans, occurring as a result of a 10% increase in the average number of loans outstanding along with a 3% increase in the average loan amount, produced the increase in finance and service charges. Same units contributed $1.7 million of the $3.6 million net increase.

               Pawn loans outstanding at March 31, 1999, increased $11.9 million, or 11.0%, to $120.8 million from $108.9 million at March 31, 1998. However, pawn loans outstanding at March 31, 1999, were 6% lower than at December 31, 1998, compared to a 3% decline for the comparable period of the preceding year. Domestic pawn loan balances decreased 11% during the 1999 period and 8% during the 1998 period. Historically, the Company's domestic pawn loans have declined during the first quarter when the Internal Revenue Service processes federal income tax refunds. The Company believes that many customers use a portion of their refund to repay or extend their loans and purchase items of personal property. Foreign loan balances, denominated in local currencies, increased during both periods and lessened the impact of the domestic decreases. Both foreign currencies were slightly weaker against the dollar at March 31, 1999, as compared to December 31, 1998, resulting in only a 2% increase in the loan balances from foreign lending activities after translation to dollars. In the first quarter of 1998, the foreign currencies were stable against the dollar resulting in a 5% increase in loan balances after translation to dollars.

               The consolidated annualized loan yield, which represents a weighted average of the distinctive loan yields realized in the three countries in which the Company operates, was unchanged at 102% in the current quarter and the prior year quarter. The domestic annualized loan yield was 131% for the current quarter compared to 134% for the prior year quarter. The decrease can be partially attributed to a 16% increase in average domestic pawn loans outstanding during the first quarter over the prior year quarter, which can have the effect of reducing the loan yield until revenues from the loans are fully realized. The net addition of forty-six domestic lending locations accounted for 10% of the average loan balance increase, while same units contributed the remainder. In addition, the lower domestic annualized loan yield was partially due to expansion into lower-yielding markets during 1998. The blended yield on average foreign pawn loans outstanding was 55% for the current quarter compared to 53% in the prior year quarter. The increase in foreign loan yields resulted from slightly higher loan yields on redeemed loans that offset slightly lower returns on the disposition of unredeemed collateral at auction.

               Net revenue from the disposition of merchandise represents the proceeds received from the disposition of merchandise in excess of the cost of merchandise disposed. Proceeds from the disposition of merchandise in the current quarter were $7.1 million, or 13%, higher than the prior year quarter primarily due to the addition of the new lending units. The margin on disposition of merchandise declined to 34.0% in the current quarter from 36.1% during the prior year quarter. Excluding the effect of the disposition of scrap jewelry, the margin on disposition of merchandise fell to 35.4% for the current quarter from 37.6% in the prior year quarter primarily due to a higher average cost of items disposed. The net result was a $1.3 million, or 7%, increase in net revenue from the disposition of merchandise. The merchandise turnover rate declined to 2.5 times in the current quarter compared to 2.7 times in the prior year quarter due to higher average merchandise levels.

               Net Revenue: Other Activities. The restructuring of the Company's check cashing operations and resulting de-consolidation of Mr. Payroll caused a decline in other net revenue in the current year quarter to $.4 million from $.8 million in the prior year quarter. Following de-consolidation, the Company began accounting for its investment in Mr. Payroll by the equity method and, accordingly, the Company's 40.5% share of the results of operations of Mr. Payroll are recorded in "Equity in loss of unconsolidated subsidiary."

               Net revenue of Rent-A-Tire increased to $1.1 million in the current quarter from $.4 million for two months of the prior year quarter. Prior to February 1, 1998, the Company's

49% share of earnings or losses of Rent-A-Tire's predecessor was recorded in "Equity in loss of unconsolidated subsidiary."

               Operations and Administration Expenses. Consolidated operations and administration expenses as a percentage of net revenue were 72.3% in the current quarter compared to 70.4% for the prior year quarter. Total operations and administration expenses increased $5.4 million, or 15.9%, in the current quarter as compared to the prior year quarter. Domestic lending operations contributed $3.6 million of the increase primarily as a result of higher personnel, occupancy, and utilities expenses attributable to new units that accounted for $3.2 million of the domestic increase. Foreign lending operations contributed $.4 million of the increase, Mr. Payroll accounted for $.8 million of the increase, and Rent-A-Tire accounted for the remaining $.6 million of the increase.

               Depreciation and Amortization. Depreciation and amortization expenses as a percentage of net revenue increased to 9.3% in the current quarter from 8.4% in the prior year quarter. Depreciation and amortization expenses increased 25.1% principally due to the effect of the increase in additional lending units.

               Interest Expense. Net interest expense as a percentage of net revenue declined slightly to 6.1% in the current quarter from 6.2% in the prior year quarter. The amount increased a net $.3 million, or 10.8%, due to the effect of a higher average level of debt related to the Company's growth that was partially offset by a 15.0% reduction in the Company's blended borrowing costs. Average debt outstanding increased 29.0% to $197.4 million during the current quarter from $153.0 million during the prior year quarter. The effective blended borrowing cost decreased to 6.8% in the current quarter from 8.0% in the prior year quarter.

               Other Items. Equity in the loss of unconsolidated subsidiary includes $587 thousand of losses in the current quarter from the Company's 40.5% equity interest in the losses incurred by Mr. Payroll's CCM business after its de-consolidation. The prior year quarter includes $80 thousand of losses attributable to the Company's 49% equity interest in the losses of Express prior to its consolidation on February 1, 1998.

               The Company recorded a gain of $1.1 million, net of applicable income taxes, as a result of the transactions described above involving Mr. Payroll.

               Income Taxes. The Company's consolidated effective income tax rate, excluding the effect of the income taxes recorded on the reduction of its equity interest in Mr. Payroll's CCM business, increased to 40% for the current quarter from 37% for the prior year quarter primarily as a result of the effect of a reduction of the tax rate applied to the losses of Mr. Payroll realized prior to de-consolidation. The effective tax rate of the domestic lending operations increased to 39% for the current quarter compared to 38% for the prior year quarter primarily as a result of higher non-deductible intangible asset amortization and other miscellaneous items in the current quarter. The effective tax rate of the foreign lending operations decreased to 31% for the current quarter from 33% for the prior year quarter primarily as a result of a greater proportion of the foreign income in the current quarter being earned in Sweden, which has a lower tax rate than the United Kingdom.

LIQUIDITY AND CAPITAL RESOURCES

               In management's opinion, the Company's cash flow and liquidity remain strong. Cash and cash equivalents increased $1.4 million to $5.8 million at March 31, 1999, from $4.4 million at December 31, 1998. During the current quarter, $15.5 million of cash was provided by net operating activities, $6.6 million was provided by a reduction of pawn loan balances, and $1.7 million was provided by the issuance of common shares pursuant to the Company's stock option plans. The cash increases were partially offset by the Company's investments of $1.5 million to acquire four tire rental stores and $6.6 million for capital expenditures, including $3.3 million related to Mr. Payroll's CCM operations. As a result of the de-consolidation of Mr. Payroll's CCM operations following the transactions described above, cash was reduced by $4.8 million. The Company also advanced $.5 million on a short-term basis to Mr. Payroll's CCM operations following the de-consolidation. In addition, the Company repaid $8.6 million of bank lines of credit, paid $.1 million of capital lease obligations, and paid $.3 million in dividends.

               As a result of the transactions described above involving Mr. Payroll, the Company has eliminated its obligation to continue to fund the development and deployment of the CCM while remaining in a position to share in its growth potential. The new management of Mr. Payroll intends to continue to develop and market the CCM as a financial services machine. The Company anticipates that Mr. Payroll will incur future losses until sufficient revenues are generated from its sales and operations.

               The Company may add up to 28 new lending units during the remainder of 1999, for a net addition of approximately 25 units for the full year. These additions may occur through a combination of new openings and acquisitions of existing locations. Rent-A-Tire may purchase up to five more tire rental stores during the remainder of 1999, for a net addition of nine stores for the full year.

               On January 22, 1997, the Company announced that its Board of Directors had authorized management to purchase up to one million shares of its common stock in the open market. During the current quarter, the Company made no purchases under the program. Purchases may be made from time to time in the open market and it is expected that funding of the program will come from operating cash flow and existing bank facilities.

               Management believes that borrowings available under its revolving credit facilities, cash generated from operations and current working capital of $199.7 million should be sufficient to meet the Company's anticipated future capital requirements.

IMPACT OF FOREIGN CURRENCY EXCHANGE RATES

               The Company is subject to the risk of unexpected changes in foreign currency rates by virtue of its operations in the United Kingdom and Sweden. The Company's foreign assets, liabilities, and earnings are converted into U.S. dollars for consolidation into the

Company's financial statements. At March 31, 1999, the Company had recorded a cumulative other comprehensive loss of $3.8 million as a result of fluctuations in foreign currency exchange rates. Future earnings and comparisons with prior periods reported by the Company may fluctuate depending on applicable currency exchange rates in effect during the periods.

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

               Currently, the Company anticipates that its Year 2000 identification, assessment, and remediation efforts will be completed by June 30, 1999. While the majority of the testing efforts should be completed by then, the Company anticipates that additional testing will occur after June 30, 1999. The Company believes that its pawnshop operating systems constitute its only critical internal business systems. The Company's proprietary pawnshop operating system used in its domestic lending business has been upgraded for Year 2000 compliance and is currently being tested. The Company is in the process of upgrading its Sweden pawnshop operating system for Year 2000 compliance. The Company expects to complete the upgrade and testing of this system by June 30, 1999. A proprietary pawnshop operating system for the Company's United Kingdom lending operations has been developed and is being implemented. The Company expects to complete the implementation and testing of this system by June 30, 1999. The Company also believes that its accounting applications, human resources, and payroll software systems are Year 2000 compliant, and testing to ensure compliance is scheduled to be completed by May 31, 1999.

               The Company is still in the assessment phase with respect to its non-IT systems issues, and it currently estimates that all necessary non-IT system remediation and testing efforts should be completed by October 31, 1999.

               Third Parties. The Company is reviewing, and has initiated formal communications with, critical third parties that provide services or goods which are essential to its operations in order to: (1) determine the extent to which the Company is vulnerable to any failure by such third parties to remediate their respective Year 2000 problems; and (2) resolve such problems to the extent practicable. These third parties include financial institutions, utility suppliers, and providers of communication services and equipment. However, the responses of third parties are beyond the control of the Company. In the event that the Company is unable to obtain satisfactory assurance that a critical third party provider has successfully and timely achieved Year 2000 compliance, and the Company is unable to replace such a provider with an alternative provider, the Company's operations could be adversely impacted.

               Estimated Year 2000 Costs. The Company currently estimates that its total Year 2000 project cost will be approximately $2.2 million to $2.7 million. Through March 31, 1999, the Company has expended approximately $1.5 million. Costs to replace computerized systems, hardware or equipment (currently estimated to be approximately $1.4 million to $1.7 million) are included in the above estimate. The remaining costs include estimated internal and external costs to repair software problems, test all systems, and acquire license upgrades that have been accelerated due to Year 2000 issues. No major non-Year 2000 projects have been deferred because of Year 2000 activities. The Company has funded, and expects to continue to fund, the expenditures related to its Year 2000 initiatives either through cash generated from operations and current working capital, or its existing revolving credit facilities.

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

               Contingency Planning. The Company is in the process of completing a comprehensive contingency plan with respect to the Year 2000 issue. The Company's lending operations can operate, if necessary, on a manual, non-computerized basis. Due to the widespread nature of potential Year 2000 issues, the contingency planning process is an ongoing one which will require further modifications as the Company obtains additional information regarding (1) the Company's progress on critical internal business systems during the remediation and testing phases; and (2) the status of third party Year 2000 readiness. Depending on the systems affected, these plans could include accelerated replacement of affected software or equipment, increased work hours for Company personnel or contract personnel to accelerate remediation efforts, or development of manual workarounds for information systems. If the Company is required to implement any of these contingency plans, the implementation could have an adverse effect on the Company's financial condition and results of operations.

DOMESTIC LENDING OPERATIONS
-------------------------------------------------------------------------------
(Dollars in thousands)

     The following table sets forth selected financial data for the Company's domestic lending operations as of March 31, 1999 and 1998, and for the three months then ended.

                                                                            1999           1998            Change
-------------------------------------------------------------------------------------------------------------------
REVENUE
       Finance and service charges                                        $ 25,119       $ 22,129            14%
       Proceeds from disposition of merchandise                             60,329         53,539            13%
       Check cashing royalties and fees                                        889             --            --
-------------------------------------------------------------------------------------------------------------------
TOTAL REVENUE                                                               86,337         75,668            14%
-------------------------------------------------------------------------------------------------------------------
COSTS OF REVENUE
       Disposed merchandise                                                 39,628         34,154            16%
-------------------------------------------------------------------------------------------------------------------
NET REVENUE                                                               $ 46,709       $ 41,514            13%
-------------------------------------------------------------------------------------------------------------------
OTHER DATA
       Net revenue contribution by source--
           Finance and service charges                                        53.8%          53.3%            1%
           Margin on disposition of merchandise                               44.3%          46.7%           (5)%
           Check cashing royalties and fees                                    1.9%            --            --

       Expenses as a percentage of net revenue--
           Operations and administration                                      69.9%          69.9%           --
           Depreciation and amortization                                       9.2%           8.5%            8%
           Interest, net                                                       5.4%           5.2%            4%

       Income from operations before depreciation
         and amortization as a percentage of total revenue                    16.3%          16.5%           (1)%
       Income before income taxes as a percentage of total revenue             8.4%           8.9%           (6)%

       Annualized yield on loans                                               131%           134%           (2)%
       Average loan balance per average location in operation             $    188       $    186             1%
       Average loan amount at end of period (not in thousands)            $     82       $     79             4%
       Margin on disposition of merchandise as a percentage
         of proceeds from disposition of merchandise                          34.3%          36.2%           (5)%
       Average annualized merchandise turnover                                2.5X           2.7x            (7)%
       Average merchandise held for disposition
         per average location                                             $    154       $    144             7%

       Locations in operation--
         Beginning of period                                                   414            352
           Acquired                                                             --             12
           Start-ups                                                            --              1
           Combined or closed                                                   (3)            --
         End of period                                                         411            365            13%
       Average number of locations in operation (a)                            413            359            15%
-------------------------------------------------------------------------------------------------------------------

(a) Averages based on accumulation of month-end balances and dividing aggregate total by total months in the period.

FOREIGN LENDING OPERATIONS
-------------------------------------------------------------------------------
(Dollars in thousands)

     The following table sets forth selected consolidated financial data in U.S. dollars for Harvey & Thompson and Svensk Pantbelaning as of March 31, 1999 and 1998, and for the three months then ended, using the following currency exchange rates:

---------------------------------------------------------------------------------------------------------------------------
                                                                              1999              1998
---------------------------------------------------------------------------------------------------------------------------
Harvey & Thompson (from pounds sterling into U.S. dollars)--
       Balance sheet data - end of period rate                                .6204             .5983
       Income statement data - three months average rate                      .6124             .6074
Svensk Pantbelaning (from Swedish Kronor into U.S. dollars)--
       Balance sheet data - end of period rate                               8.2608            8.0085
       Income statement data - three months average rate                     8.0012            8.0222
---------------------------------------------------------------------------------------------------------------------------
                                                                              1999              1998               Change
---------------------------------------------------------------------------------------------------------------------------
REVENUE
       Finance and service charges                                     $      6,376      $      5,734                11%
       Proceeds from disposition of merchandise                                 892               599                49%
       Check cashing fees                                                       177               111                59%
---------------------------------------------------------------------------------------------------------------------------
TOTAL REVENUE                                                                 7,445             6,444                16%
---------------------------------------------------------------------------------------------------------------------------
COSTS OF REVENUE
       Disposed merchandise                                                     788               460                71%
---------------------------------------------------------------------------------------------------------------------------
NET REVENUE                                                            $      6,657      $      5,984                11%
---------------------------------------------------------------------------------------------------------------------------
OTHER DATA
       Net revenue contribution by source--
           Finance and service charges                                         95.8%             95.8%               --
           Margin on disposition of merchandise                                 1.6%              2.3%              (30)%
           Check cashing fees                                                   2.6%              1.9%               37%

       Expenses as a percentage of net revenue--
           Operations and administration                                       47.8%             46.7%                2%
           Depreciation and amortization                                        7.4%              5.7%               30%
           Interest, net                                                        5.1%              9.8%              (48)%

       Income from operations before depreciation
         and amortization as a percentage of total revenue                     46.7%             49.5%               (6)%
       Income before income taxes as a percentage of total revenue             35.5%             35.1%                1%

       Annualized yield on loans                                                 55%               53%                4%
       Average loan balance per average location in operation          $        945      $        870                 9%
       Average loan amount at end of period (not in thousands)         $        178      $        173                 3%
       Margin on disposition of merchandise as a percentage
         of proceeds from disposition of merchandise                           11.7%             23.2%              (50)%
       Average annualized merchandise turnover                                 2.1X              1.8x                17%
       Average merchandise held for disposition
         per average location                                          $         30      $         21                43%

       Locations in operation--
         Beginning of period                                                     50                49
           Acquired                                                              --                 1
           Start-ups                                                             --                --
           Combined or closed                                                    --                --
         End of period                                                           50                50                --
       Average number of locations in operation (a)                              50                50                --
---------------------------------------------------------------------------------------------------------------------------

(a) Averages based on accumulation of month-end balances and dividing aggregate total by total months in the period.

OTHER OPERATIONS
-------------------------------------------------------------------------------
(Dollars in thousands)

     The following table sets forth selected financial data with respect to the Company's other domestic operations as of March 31, 1999 and 1998, and for the three months then ended.

                                                                        1999         1998           Change
-------------------------------------------------------------------------------------------------------------
CHECK CASHING OPERATIONS (a):
REVENUE
       Check cashing machine sales                                    $     82     $    800          (90)%
       Check cashing royalties and fees                                    372          729          (49)%
-------------------------------------------------------------------------------------------------------------
TOTAL REVENUE                                                              454        1,529          (70)%
-------------------------------------------------------------------------------------------------------------
COSTS OF REVENUE
       Cost of check cashing machines sold                                  38          734          (95)%
-------------------------------------------------------------------------------------------------------------
NET REVENUE                                                           $    416     $    795          (48)%
-------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------
RENTAL OPERATIONS:
REVENUE
       Tire and wheel rentals                                         $    691     $    360           92%
       Management fees                                                     482          132          265%
       Tire and wheel sales                                                101           15          573%
       Lease income and other                                              176           46          283%
-------------------------------------------------------------------------------------------------------------
TOTAL REVENUE                                                            1,450          553          162%
-------------------------------------------------------------------------------------------------------------
COSTS OF REVENUE
       Tire and wheel rentals                                              248          136           82%
       Tire and wheel sales                                                 75           12          525%
-------------------------------------------------------------------------------------------------------------
NET REVENUE                                                           $  1,127     $    405          178%
-------------------------------------------------------------------------------------------------------------
OTHER DATA (OWNED LOCATIONS)
       Rental agreements outstanding at end of period                 $  2,977     $  1,581           88%
       Average balance per rental agreement
          at end of period (not in thousands)                         $    970     $    956            1%
       Locations in operation at end of period                               8            4          100%
       Average locations in operation for the period (b)                     5            4           25%
-------------------------------------------------------------------------------------------------------------

(a) Only CCM operations are included in 1999. See Note 3 of Notes to Consolidated Financial Statements.

(b) Averages based on accumulation of
month-end balances and dividing aggregate total by total months in the period.

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

                                     PART II


Item 1.   LEGAL PROCEEDINGS

              See Note 8 of Notes to Consolidated Financial Statements


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



                        CASH AMERICA INTERNATIONAL, INC.
           -----------------------------------------------------------
                                  (Registrant)



                         BY: /S/ Thomas A. Bessant, Jr.
               ---------------------------------------------------

                             Thomas A. Bessant, Jr.
                          Executive Vice President and
                             Chief Financial Officer


                               Date: May 14, 1999

                               INDEX TO EXHIBITS


Exhibit
Number                   Description
-------                  -----------
  27                 Financial Data Schedule