Form 10-Q
period 1999-06-30
CASH AMERICA INTERNATIONAL INC
filed 1999-08-13
CIK 807884

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

For the quarterly period ended June 30, 1999

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
 25,611,976 common shares, $.10 par value, were outstanding as of July 31, 1999


================================================================================

                        CASH AMERICA INTERNATIONAL, INC.

                                  INDEX TO 10-Q



PART I.  FINANCIAL STATEMENTS
                                                                                  Page
     Item 1. Financial Statements (Unaudited)

       Consolidated Balance Sheets - June 30, 1999
       and 1998 and December 31, 1998 ..........................................    1

       Consolidated Statements of Income -
       Three Months and Six Months Ended June 30, 1999 and 1998 ................    2

       Consolidated Statements of Stockholders' Equity -
       Three Months and Six Months Ended June 30, 1999 and 1998 ................    3

       Consolidated Statements of Cash Flows -
       Six Months Ended June 30, 1999 and 1998 .................................    4

       Notes to Consolidated Financial Statements ..............................    5


     Item 2.  Management's Discussion and Analysis of
       Results of Operations and Financial Condition ...........................    9


PART II.  OTHER INFORMATION ....................................................   28

SIGNATURE ......................................................................   30

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS


(In thousands, except share data)                     (UNAUDITED)
--------------------------------------------------------------------------------------------------------
                                                                  June 30,                 December 31,
                                                           1999              1998             1998
--------------------------------------------------------------------------------------------------------
ASSETS

     Current assets:
        Cash and cash equivalents                             $ 3,133         $ 5,541           $ 4,417
        Loans                                                 132,127         125,678           128,637
        Merchandise held for disposition, net                  64,770          55,472            65,417
        Inventory                                               2,096           4,826             3,093
        Finance and service charges receivable                 20,476          19,083            19,733
        Prepaid expenses and other                              9,391           6,424             7,129
        Income taxes recoverable                                7,843               -             5,870
        Deferred tax assets                                     7,504          12,800            10,134
--------------------------------------------------------------------------------------------------------
           Total current assets                               247,340         229,824           244,430
     Property and equipment, net                               62,231          68,202            73,347
     Intangible assets, net                                    90,818          89,522            88,284
     Other assets                                               4,340           3,363             4,762
     Investment in and advances
        to unconsolidated subsidiary                           16,524               -                 -
--------------------------------------------------------------------------------------------------------
           Total assets                                     $ 421,253       $ 390,911         $ 410,823
========================================================================================================


LIABILITIES AND STOCKHOLDERS' EQUITY

     Current liabilities:
        Accounts payable and accrued expenses                $ 14,635        $ 20,630          $ 19,848
        Customer deposits                                       4,602           4,277             4,151
        Income taxes currently payable                          2,923           2,130             2,133
        Current portion of long-term debt                       4,699           4,286             4,686
--------------------------------------------------------------------------------------------------------
           Total current liabilities                           26,859          31,323            30,818

     Deferred tax liabilities                                   1,249               -             3,273
     Long-term debt                                           199,936         177,946           189,288
--------------------------------------------------------------------------------------------------------

     Stockholders' equity:
        Common stock, $.10 par value per
           share, 80,000,000 shares authorized                  3,024           3,024             3,024
        Paid in surplus                                       127,352         126,250           126,615
        Retained earnings                                     108,813          96,893           102,722
        Accumulated other comprehensive loss                   (4,865)         (2,084)           (2,414)
        Notes receivable - stockholders                        (5,417)         (2,509)           (3,263)
--------------------------------------------------------------------------------------------------------
                                                              228,907         221,574           226,684
        Less -- shares held in treasury, at cost              (35,698)        (39,932)          (39,240)
--------------------------------------------------------------------------------------------------------
     Total stockholders' equity                               193,209         181,642           187,444
--------------------------------------------------------------------------------------------------------
     Total liabilities and stockholders' equity             $ 421,253       $ 390,911         $ 410,823
========================================================================================================


See notes to consolidated financial statements.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME


(In thousands, except per share data)                         (UNAUDITED)
--------------------------------------------------------------------------------------------------------------------
                                                                   Three Months Ended          Six Months Ended
                                                                        June 30,                    June 30,
                                                                  1999           1998          1999          1998
--------------------------------------------------------------------------------------------------------------------
REVENUE
    Finance and service charges                                 $ 30,033       $ 28,004      $ 61,528      $ 55,867
    Proceeds from disposition of merchandise                      52,861         48,225       114,082       102,363
    Check cashing machine sales                                        -            302            82         1,102
    Check cashing royalties and fees                                 973            886         2,411         1,726
    Rental operations                                              2,468            835         3,918         1,388
--------------------------------------------------------------------------------------------------------------------
TOTAL REVENUE                                                     86,335         78,252       182,021       162,446
--------------------------------------------------------------------------------------------------------------------
COSTS OF REVENUE
    Disposed merchandise                                          35,076         30,972        75,492        65,586
    Cost of check cashing machines sold                                -            292            38         1,026
    Rental operations                                                565            248           888           396
--------------------------------------------------------------------------------------------------------------------
NET REVENUE                                                       50,694         46,740       105,603        95,438
====================================================================================================================
OPERATING EXPENSES
    Lending operations                                            29,741         27,837        59,866        54,428
    Check cashing operations                                           -          1,782         1,728         3,017
    Rental operations                                                967            469         1,478           678
    Administration                                                 6,299          6,316        13,659        12,570
    Depreciation                                                   3,815          3,342         7,728         6,559
    Amortization                                                   1,197            981         2,385         1,843
--------------------------------------------------------------------------------------------------------------------
       Total operating expenses                                   42,019         40,727        86,844        79,095
--------------------------------------------------------------------------------------------------------------------
INCOME FROM OPERATIONS                                             8,675          6,013        18,759        16,343
    Interest expense, net                                          3,226          3,269         6,557         6,276
    Equity in loss of unconsolidated subsidiary                    2,346              -         2,933            80
    Gain from issuance of subsidiary's stock
      (net of income taxes)                                          (22)             -        (1,150)            -
--------------------------------------------------------------------------------------------------------------------
Income before income taxes                                         3,125          2,744        10,419         9,987
    Provision for income taxes                                     1,201          1,110         3,695         3,819
--------------------------------------------------------------------------------------------------------------------
NET INCOME                                                       $ 1,924        $ 1,634       $ 6,724       $ 6,168
--------------------------------------------------------------------------------------------------------------------
Net income per share:
    Basic                                                          $ .08          $ .07         $ .27         $ .25
    Diluted                                                          .07            .06           .25           .24
--------------------------------------------------------------------------------------------------------------------
Weighted average shares:
    Basic                                                         25,416         24,788        25,304        24,610
    Diluted                                                       26,552         26,398        26,484        26,061
====================================================================================================================

See notes to consolidated financial statements.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

SIX MONTHS ENDED JUNE 30, 1999 AND 1998


(In thousands, except share data)                                  (UNAUDITED)
----------------------------------------------------------------------------------------------------------
                                           COMMON STOCK
                                       --------------------      PAID IN      RETAINED     COMPREHENSIVE
                                       SHARES       AMOUNT       SURPLUS      EARNINGS        INCOME
----------------------------------------------------------------------------------------------------------
Balance at
    December 31, 1998                30,235,164    $  3,024     $126,615     $102,722

    Comprehensive income:
        Net income                                                              6,724             $  6,724
                                                                                                  --------
        Other comprehensive
            income - Foreign
            currency translation
            adjustments                                                                             (2,451)
                                                                                                  --------

    Comprehensive income                                                                          $  4,273
                                                                                                  --------

    Dividends declared                                                           (633)

    Treasury shares acquired

    Treasury shares reissued                                        (159)

    Tax benefit from exercise
       of option shares                                              896

    Change in notes
      receivable - stockholders

----------------------------------------------------------------------------------------------------------
Balance at
    June 30, 1999                    30,235,164    $  3,024     $127,352     $108,813
==========================================================================================================
Balance at
    December 31, 1997                30,235,164    $  3,024     $122,155     $ 91,337

    Comprehensive income:
        Net income                                                              6,168             $  6,168
                                                                                                  --------
        Other comprehensive
            income - Foreign
            currency translation
            adjustments                                                                                374
                                                                                                  --------

    Comprehensive income                                                                          $  6,542
                                                                                                  --------

    Dividends declared                                                           (612)

    Treasury shares acquired

    Treasury shares reissued                                       3,735

    Tax benefit from exercise
      of option shares                                               360

    Change in notes
      receivable - stockholders
----------------------------------------------------------------------------------------------------------
Balance at
    June 30, 1998                    30,235,164    $  3,024     $126,250     $ 96,893

==========================================================================================================


(In thousands, except share data)                       (UNAUDITED)
-------------------------------------------------------------------------------------
                                   ACCUMULATED       NOTES
                                      OTHER       RECEIVABLE -    TREASURY STOCK
                                  COMPREHENSIVE     STOCK-     ----------------------
                                  INCOME (LOSS)     HOLDERS     SHARES      AMOUNT
-------------------------------------------------------------------------------------
Balance at
    December 31, 1998                  $ (2,414)   $ (3,263)   5,114,218    $ (39,240)

    Comprehensive income:
        Net income

        Other comprehensive
            income - Foreign
            currency translation
            adjustments                  (2,451)

    Comprehensive income

    Dividends declared

    Treasury shares acquired                                       3,851          (58)

    Treasury shares reissued                                    (471,520)       3,600
    Tax benefit from exercise
       of option shares

    Change in notes
      receivable - stockholders                      (2,154)
-------------------------------------------------------------------------------------
Balance at
    June 30, 1999                      $ (4,865)   $ (5,417)   4,646,549    $ (35,698)
=====================================================================================

Balance at
    December 31, 1997                  $ (2,458)    $ (2,362)  5,812,519    $ (44,400)

    Comprehensive income:
        Net income

        Other comprehensive
            income - Foreign
            currency translation
            adjustments                     374

    Comprehensive income

    Dividends declared

    Treasury shares acquired                                      16,619         (233)

    Treasury shares reissued                                    (615,936)       4,701

    Tax benefit from exercise
       of option shares

    Change in notes
      receivable - stockholders                        (147)

-------------------------------------------------------------------------------------
Balance at
    June 30, 1998                      $ (2,084)   $ (2,509)   5,213,202    $ (39,932)
=====================================================================================

See notes to consolidated financial statements.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS


(In thousands)                                                                     (UNAUDITED)
-------------------------------------------------------------------------------------------------------

                                                                                Six Months Ended
                                                                                    June 30,
                                                                              1999             1998
-------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                   $    6,724      $    6,168
Adjustments to reconcile net income to net
    cash provided by operating activities:
       Depreciation                                                               7,728           6,559
       Amortization                                                               2,385           1,843
       Equity in loss of unconsolidated subsidiary                                2,933              80
       Gain from issuance of subsidiary's stock                                  (1,150)             --
       Changes in operating assets and liabilities-
          Merchandise held for disposition and inventory                            212            (236)
          Finance and service charges receivable                                 (1,083)           (885)
          Prepaid expenses and other                                             (3,060)         (2,721)
          Accounts payable and accrued expenses                                  (2,238)          4,105
          Customer deposits, net                                                    450             255
          Current income taxes                                                     (341)         (1,358)
          Deferred taxes, net                                                       407           1,327
-------------------------------------------------------------------------------------------------------
                Net cash provided by operating activities                        12,967          15,137
-------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
    Loans forfeited and transferred to merchandise held for disposition          67,736          58,555
    Loans repaid or renewed                                                     149,770         142,303
    Loans made, including loans renewed                                        (222,121)       (207,504)
-------------------------------------------------------------------------------------------------------
                Net increase in loans                                            (4,615)         (6,646)
-------------------------------------------------------------------------------------------------------
    Acquisitions, net of cash acquired                                           (6,106)        (20,877)
    Effect on cash of de-consolidation of subsidiary                             (4,795)             --
    Advances to unconsolidated subsidiaries                                        (500)           (120)
    Purchases of property and equipment                                         (10,578)         (9,617)
    Proceeds from sales of property and equipment                                    --             883
-------------------------------------------------------------------------------------------------------
                Net cash used by investing activities                           (26,594)        (36,377)
-------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
    Net (payments) borrowings under bank lines of credit                         16,300          36,135
    Payments on notes payable, capital lease and other obligations               (4,502)        (10,857)
    Net proceeds from reissuance of treasury shares                               1,287           1,218
    Treasury shares sold (purchased)                                                (58)           (233)
    Dividends paid                                                                 (633)           (612)
-------------------------------------------------------------------------------------------------------
                Net cash provided by financing activities                        12,394          25,651
-------------------------------------------------------------------------------------------------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                             (51)             11
-------------------------------------------------------------------------------------------------------
CHANGE IN CASH AND CASH EQUIVALENTS                                              (1,284)          4,422
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                  4,417           1,119
-------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                   $    3,133      $    5,541
=======================================================================================================
SUPPLEMENTAL DISCLOSURES
    NONCASH INVESTING AND FINANCING ACTIVITIES:
       Purchase transactions-
          Treasury shares reissued                                           $       --      $    7,131
          Liabilities assumed                                                        --           8,221
       Loans to stockholders for exercise of stock options                        2,154              22
=======================================================================================================


See notes to consolidated financial statements.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------


1.  BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of Cash America International, Inc. and its majority-owned subsidiaries (the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation.

     In January 1999, the manned check cashing business of Mr. Payroll Corporation ("Mr. Payroll"), a wholly owned subsidiary of the Company, was transferred to a new wholly owned, consolidated subsidiary. Through March 9, 1999, Mr. Payroll's remaining assets and liabilities, consisting of its automated check cashing machine ("CCM") business, and the results of its operations were included in the consolidated financial statements. Effective as of the close of business on March 9, 1999, Mr. Payroll sold, in a private placement, newly issued shares of its senior convertible preferred stock and common stock. As of June 30, 1999, the Company owns 40.2% of the voting interest in Mr. Payroll, and is accounting for its investment and its share of the results of Mr. Payroll's operations after March 9, 1999, by the equity method (see Note 3).

     The financial statements as of June 30, 1999 and 1998, and for the three month and six month periods then ended are unaudited but, in management's opinion, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for such interim periods. Operating results for the three month and six month periods are not necessarily indicative of the results that may be expected for the full fiscal year.

     Certain amounts in the consolidated financial statements for the three month and six month periods ended June 30, 1998, have been reclassified to conform to the presentation format adopted in 1999. These reclassifications have no effect on the net income previously reported.

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

Check Cashing Operations o The Company records fees derived from its owned check cashing locations in the period in which the service is provided. Royalties derived from franchised locations are recorded on the accrual basis. Prior to the de-consolidation of Mr. Payroll's CCM business, CCM sales revenue was recorded upon installation and activation of the CCM.

Rental Operations o Tire and wheel rentals are paid on a weekly basis in advance and receipts are recorded on the cash basis. Customers may return the tires and wheels at any time and have no obligation to complete the rental agreement. Rent-A-Tire, Inc. ("Rent-A-Tire") has also entered into agreements to operate and manage stores for unrelated investors. The investors own the stores and incur all costs to operate them. Management fees earned by Rent-A-Tire are recorded in revenue over the life of the agreement. In addition, Rent-A-Tire receives initial compensation for its efforts in constructing and opening each store.

3. ISSUANCE OF SUBSIDIARY'S STOCK

In March 1999, Wells Fargo Cash Centers, Inc. ("Cash Centers"), a wholly owned subsidiary of Wells Fargo Bank, N.A. ("Wells Fargo"), made a contribution to Mr. Payroll of $21.0 million of cash and assets valued at $6.0 million that primarily consisted of an existing network of approximately 200 automated teller machines operating in gaming establishments. In addition, Wells Fargo agreed to provide Mr. Payroll a $5.0 million revolving credit facility, up to $17.0 million in equipment lease financing, and cash for use in its CCMs and ATMs in specified markets at negotiated rates. In return, Cash Centers received newly issued shares of Mr. Payroll's senior convertible preferred stock representing 45% of its voting interest. Also, certain members of the newly constituted management of Mr. Payroll subscribed for newly issued shares of common stock of Mr. Payroll, representing 10% of its voting interest. In addition, the Company assigned 10% of its senior convertible preferred stock to the former owners of Mr. Payroll in consideration for the termination of an option issued in conjunction with the Company's original acquisition of Mr. Payroll.

In May 1999, Mr. Payroll sold additional newly issued shares of common stock, reducing the Company's voting interest to 40.2% from 40.5%. The Company's ownership is represented by the shares of senior convertible preferred stock issued in March 1999. The Company recognized a net gain of $1.1 million (after applicable income taxes of $3.4 million) as a result of the transactions described above.

4. ACQUISITIONS

During 1999, the Company acquired three pawnshops in purchase transactions for an aggregate cash consideration of $2.3 million. The excess purchase price over net assets acquired of $1.1 million is being amortized on a straight-line basis over the expected period of benefit of 20 to 40 years. Also during 1999, Rent-A-Tire acquired nine tire rental stores that it previously managed, in purchase transactions for $3.8 million of cash. The excess purchase price over net assets acquired of $2.4 million is being amortized on a straight-line basis over the expected period of benefit of 15 years.

5. LONG-TERM DEBT

The Company's long-term debt instruments and balances outstanding as of June 30 are as follows (balances in thousands of U.S. dollars):


                                                                     1999           1998
------------------------------------------------------------------------------------------
U.S. Line of Credit up to $150 million
     due June 30, 2003                                           $  109,225     $   85,250
U.K. Line of Credit up to(pound)10 million
     due April 30, 2001                                               9,622          4,253
Swedish Lines of Credit up to SEK 215 million                        16,299         21,300
8.33% senior unsecured notes due 2003                                17,143         21,429
8.14% senior unsecured notes due 2007                                20,000         20,000
7.10% senior unsecured notes due 2008                                30,000         30,000
Capital lease obligations payable                                     1,846             --
6.25% subordinated unsecured notes due 2004                             500             --
------------------------------------------------------------------------------------------
                                                                    204,635        182,232
Less current portion                                                  4,699          4,286
------------------------------------------------------------------------------------------
Long-term debt                                                     $199,936       $177,946
==========================================================================================

6.  NET INCOME PER SHARE

The reconciliation of basic and diluted weighted average common shares outstanding for the three month and six month periods ended June 30, follows (in thousands):

                                                               Three Months Ended          Six Months Ended
                                                                    June 30,                   June 30,
                                                            ---------------------------------------------------
                                                               1999           1998       1999           1998
---------------------------------------------------------------------------------------------------------------
Weighted average shares - Basic                                 25,416         24,788     25,304         24,610
Effect of shares applicable to stock option plans                1,095          1,587      1,142          1,434
Effect of shares applicable to nonqualified savings plan            41             23         38             17

---------------------------------------------------------------------------------------------------------------
Weighted average shares - Diluted                               26,552         26,398     26,484         26,061
===============================================================================================================

7. OPERATING SEGMENT INFORMATION

The Company has two reportable operating segments in the lending industry and one each in the check cashing and rental industries. While the United States and foreign lending segments offer the same services, each is managed separately due to the different operational strategies required. The automated check cashing and rental operations are managed separately because they offer different services and products, each of which requires its own technical, marketing and operational strategy.

Information concerning the segments is set forth below (in thousands):


                                                 Lending
                                     ------------------------------
                                      United                           Check
                                      States     Foreign    Total    Cashing(A)    Rental   Consolidated
--------------------------------------------------------------------------------------------------------
Three Months Ended June
30, 1999:
    Total revenue                    $ 76,242   $  7,625   $ 83,867   $     --    $  2,468    $ 86,335
    Income
      from operations                   5,518      2,920      8,438         --         237       8,675
    Total assets at end of
         period                       307,943     81,951    389,894     16,524      14,835     421,253
------------------------------------------------------------------------------------------------------
Three Months Ended June
30, 1998:
    Total revenue                      69,961      6,468     76,429        988         835      78,252
    Income (loss)
      from operations                   5,781      2,637      8,418     (2,254)       (151)      6,013
    Total assets at end of
        period                        289,536     77,780    367,316     18,517       5,078     390,911
======================================================================================================
Six Months Ended
June 30, 1999:
    Total revenue                    $162,579   $ 15,070   $177,649   $    454    $  3,918    $182,021
    Income (loss)
      from operations                  15,277      5,904     21,181     (2,637)        215      18,759
------------------------------------------------------------------------------------------------------
Six Months Ended
June 30, 1998:
    Total revenue                     145,629     12,912    158,541      2,517       1,388     162,446
    Income (loss)
      from operations                  14,743      5,486     20,229     (3,675)       (211)     16,343
======================================================================================================

(A) Only CCM operations are included in 1999. See Note 3

8. LITIGATION

The Company is a defendant in certain lawsuits encountered in the ordinary course of its business. In the opinion of management, the resolution of these matters will not have a material adverse effect on the Company's financial position, results of operations or liquidity.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

SUMMARY CONSOLIDATED FINANCIAL DATA
SECOND QUARTER ENDED JUNE 30, 1999 vs.
SECOND QUARTER ENDED JUNE 30, 1998
--------------------------------------------------------------------------------
(Dollars in thousands)

     The following table sets forth selected consolidated financial data with respect to the Company and its consolidated lending operations as of June 30, 1999 and 1998, and for the three months then ended.


                                                                     1999        1998        Change
----------------------------------------------------------------------------------------------------
REVENUE
     Finance and service charges                                   $ 30,033    $ 28,004            7%
     Proceeds from disposition of merchandise                        52,861      48,225           10%
     Check cashing machine sales                                         --         302         (100)%
     Check cashing royalties and fees                                   973         886           10%
     Rental operations                                                2,468         835          196%
----------------------------------------------------------------------------------------------------
TOTAL REVENUE                                                        86,335      78,252           10%
----------------------------------------------------------------------------------------------------
COSTS OF REVENUE
     Disposed merchandise                                            35,076      30,972           13%
     Cost of check cashing machines sold                                 --         292         (100)%
     Rental operations                                                  565         248          128%
----------------------------------------------------------------------------------------------------
NET REVENUE                                                        $ 50,694    $ 46,740            8%
----------------------------------------------------------------------------------------------------
OTHER DATA
  CONSOLIDATED OPERATIONS:
     Net revenue contribution by source--
         Finance and service charges                                   59.2%       59.9%          (1)%
         Margin on disposition of merchandise                          35.1%       36.9%          (5)%
         Check cashing operations                                       1.9%        1.9%          --
         Rental operations                                              3.8%        1.3%         199%
     Expenses as a percentage of net revenue--
         Operations and administration                                 73.0%       77.9%          (6)%
         Depreciation and amortization                                  9.9%        9.2%           8%
         Interest, net                                                  6.4%        7.0%          (9)%
     Income from operations before depreciation
       and amortization as a percentage of total revenue               15.9%       13.2%          20%
     Income before income taxes as a percentage of total revenue        3.6%        3.5%           3%
----------------------------------------------------------------------------------------------------
  CONSOLIDATED LENDING OPERATIONS:
     Annualized yield on loans                                           95%         96%          (1)%
     Average loan balance per average location in operation        $    272    $    268            1%
     Average loan amount at end of period (not in thousands)       $    100    $     99            1%
     Margin on disposition of merchandise as a percentage
       of proceeds from disposition of merchandise                     33.6%       35.8%          (6)%
     Average annualized merchandise turnover                           2.2x        2.3x           (4)%
     Average merchandise held for disposition
       per average location                                        $    137    $    122           12%

     Lending locations in operation--
       Beginning of period                                              461         415
         Acquired                                                         3          43
         Start-ups                                                        2           3
         Combined or closed                                              --          (2)
       End of period                                                    466         459            2%
     Average number of locations in operation (a)                       464         436            6%
----------------------------------------------------------------------------------------------------

(a) Averages based on accumulation of month-end balances and dividing aggregate total by total months in the period.

SIX MONTHS ENDED JUNE 30, 1999 vs.
SIX MONTHS ENDED JUNE 30, 1998
--------------------------------------------------------------------------------
(Dollars in thousands)

     The following table sets forth selected consolidated financial data with respect to the Company and its consolidated lending operations as of June 30, 1999 and 1998, and for the six months then ended.


                                                                      1999          1998         Change
--------------------------------------------------------------------------------------------------------
REVENUE
     Finance and service charges                                   $  61,528     $  55,867            10%
     Proceeds from disposition of merchandise                        114,082       102,363            11%
     Check cashing machine sales                                          82         1,102           (93)%
     Check cashing royalties and fees                                  2,411         1,726            40%
     Rental operations                                                 3,918         1,388           182%
--------------------------------------------------------------------------------------------------------
TOTAL REVENUE                                                        182,021       162,446            12%
--------------------------------------------------------------------------------------------------------
COSTS OF REVENUE
     Disposed merchandise                                             75,492        65,586            15%
     Cost of check cashing machines sold                                  38         1,026           (96)%
     Rental operations                                                   888           396           124%
--------------------------------------------------------------------------------------------------------
NET REVENUE                                                        $ 105,603     $  95,438            11%
--------------------------------------------------------------------------------------------------------
OTHER DATA
  CONSOLIDATED OPERATIONS:
     Net revenue contribution by source--
         Finance and service charges                                    58.3%         58.5%           --
         Margin on disposition of merchandise                           36.5%         38.5%           (5)%
         Check cashing operations                                        2.3%          1.9%           21%
         Rental operations                                               2.9%          1.1%          164%
     Expenses as a percentage of net revenue--
         Operations and administration                                  72.7%         74.1%           (2)%
         Depreciation and amortization                                   9.6%          8.8%            9%
         Interest, net                                                   6.2%          6.6%           (6)%
     Income from operations before depreciation
       and amortization as a percentage of total revenue                15.9%         15.2%            5%
     Income before income taxes as a percentage of total revenue         5.7%          6.1%           (7)%
--------------------------------------------------------------------------------------------------------
  CONSOLIDATED LENDING OPERATIONS:
     Annualized yield on loans                                            98%           99%           (1)%
     Average loan balance per average location in operation        $     272     $     270             1%
     Margin on disposition of merchandise as a percentage
       of proceeds from disposition of merchandise                      33.8%         35.9%           (6)%
     Average annualized merchandise turnover                            2.4X          2.5x            (4)%
     Average merchandise held for disposition
       per average location                                        $     139     $     126            10%

     Lending locations in operation--
       Beginning of period                                               464           401
         Acquired                                                          3            56
         Start-ups                                                         2             4
         Combined or closed                                               (3)           (2)
       End of period                                                     466           459             2%
     Average number of locations in operation (a)                        464           424             9%
--------------------------------------------------------------------------------------------------------

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

     The Company expanded its lending operations during the eighteen month period ended June 30, 1999, by adding a net sixty-five locations. Nine locations were established, sixty-four operating units were acquired, and eight locations were combined or closed. As of June 30, 1999, the Company operated 466 lending units--414 in sixteen states in the United States, forty-one jewelry-only units in the United Kingdom, and eleven loan-only and primarily jewelry-only units in Sweden.

     During the first quarter of 1999, the Company restructured the business of its check cashing subsidiary, Mr. Payroll Corporation ("Mr. Payroll"), in a series of transactions designed to isolate and accelerate the development and deployment of the automated check cashing machine ("CCM"). In January 1999, the Company transferred its manned check cashing operations out of Mr. Payroll into a new, wholly owned subsidiary of the Company. As of June 30, 1999, the Company operated 128 franchised and nine company owned manned check cashing centers, continuing to do business under the Mr. Payroll name, in twenty states compared to 136 franchised and 10 company owned centers as of June 30, 1998. Operations related to the development of CCMs remained in Mr. Payroll. On March 9, 1999, Wells Fargo Cash Centers, Inc. ("Cash Centers"), a wholly owned subsidiary of Wells Fargo Bank, N.A. ("Wells Fargo"), made a contribution to Mr. Payroll of $21.0 million of cash and assets valued at $6.0 million that primarily consisted of an existing network of approximately 200 automated teller machines operated in gaming establishments. In return, Cash Centers received newly issued shares of Mr. Payroll's senior convertible preferred stock representing 45% of Mr. Payroll's voting interest. Also, certain members of the newly constituted management of Mr. Payroll subscribed for newly issued shares of common stock of Mr. Payroll, representing 10% of its voting interest. In addition, the Company assigned 10% of its senior convertible preferred stock to the former owners of Mr. Payroll in consideration for the termination of an option issued in conjunction with the Company's original acquisition of Mr. Payroll. Upon completion of the transactions, the Company's residual ownership interest in Mr. Payroll was 40.5%, Mr. Payroll was de-consolidated and the Company began accounting for its investment and its share of the results of Mr. Payroll's operations after March 9, 1999, by the equity method. In May 1999, Mr. Payroll sold additional shares of newly issued common stock. As of June 30, 1999, the Company's ownership interest in Mr. Payroll is 40.2%. See Note 3 of Notes to Consolidated Financial Statements.

     Through January 31, 1998, the Company had a 49% ownership interest in Express Rent A Tire, Ltd. ("Express") that was accounted for by the equity method of accounting. Effective February 1, 1998, the Company increased its ownership interest to 99.9% and reorganized the operations of Express into Rent-A-Tire. The acquisition of additional interests was accounted for as a purchase and, accordingly, the assets and liabilities of Rent-A-Tire and the results of its operations have been included in the consolidated financial statements since February 1, 1998. As of June 30, 1999, Rent-A-Tire owned and operated thirteen tire and wheel rental stores, including nine that were previously managed and were purchased in 1999, and it managed thirteen additional tire and wheel rental stores under the Rent-A-Tire name, including eight that were added during the first six months of 1999.

RESULTS OF OPERATIONS

SECOND QUARTER ENDED JUNE 30, 1999, COMPARED TO THE
SECOND QUARTER ENDED JUNE 30, 1998

     Net Revenue: Consolidated. Consolidated net revenue increased 8% to $50.7 million during the second quarter ended June 30, 1999 (the "current quarter"), from $46.7 million during the second quarter ended June 30, 1998 (the "prior year quarter"). Of the 8% increase, 2% was attributable to gains from same unit lending operations (those in operation for more than one year), 5% was attributable to the new lending units in operation for less than one year during the quarter, and 1% was attributable to increases in the check cashing and rental operations of the Company.

     Net Revenue: Lending Activities. Net revenue from lending operations increased $3.3 million to $48.8 million during the current quarter from $45.5 million during the prior year quarter. The new lending units in operation for less than one year during the quarter contributed $2.4 million of the increase. The principal components of lending operations net revenue are finance and service charges, which accounted for $2.0 million of the total increase, and net revenue from the disposition of merchandise, which accounted for $.5 million of the total increase. The remaining components, domestic manned check cashing operations and foreign check cashing operations accounted for $.8 million of the total increase.

     Finance and service charges are affected by changes in both the average outstanding balance of the pawn loan portfolio and the annualized yield on such loans. Finance and service charges increased a net amount of $2.0 million, or 7%, in the current quarter over the prior year quarter. The Company's continued emphasis on increasing its investment in pawn loans resulted in an 8% increase in the average outstanding balance of pawn loans and thus provided the base for increased finance and service charges revenue. Average outstanding pawn loans increased due to a 6% increase in the average number of pawn loans outstanding combined with a 2% increase in the average loan amount. Same units contributed $1.2 million of the $2.0 million net increase.

     The consolidated annualized loan yield, which represents the blended result as derived from the distinctive loan yields realized in the three countries in which the Company operates, was

95% in the current quarter compared to 96% in the prior year quarter. The domestic annualized loan yield was 122% for the current quarter compared to 125% for the prior year quarter. The loan yield decline can be attributed to a higher concentration of lower-yielding loans in the portfolio. The higher concentration arises from higher loan amounts in some markets and the expansion into lower-yielding markets during 1998. The blended yield on average foreign pawn loans outstanding was 52% for the current quarter compared to 50% in the prior year quarter. The increase in foreign loan yields resulted from slightly higher loan yields on redeemed loans in Sweden, and marginally higher returns on the disposition of unredeemed collateral at auction.

     Net revenue from the disposition of merchandise represents the proceeds received from the disposition of merchandise in excess of the cost of merchandise disposed. Proceeds from the disposition of merchandise in the current quarter were $4.6 million, or 10%, higher than the prior year quarter primarily due to the addition of the new lending units. The margin on disposition of merchandise declined to 33.6% in the current quarter from 35.8% during the prior year quarter. Excluding the effect of the disposition of scrap jewelry, the margin on disposition of merchandise fell to 35.9% for the current quarter from 37.1% in the prior year quarter primarily due to price discounting and a higher average cost of items disposed. The margin on disposition of scrap jewelry was negligible in the current quarter as a result of the decline in the price of gold. The net result of the increased proceeds and reduced margin was a $.5 million, or 3%, increase in net revenue from the disposition of merchandise. The merchandise turnover rate declined to 2.2 times in the current quarter compared to 2.3 times in the prior year quarter due to higher average merchandise balances. In order to maintain merchandise at desired levels over the remainder of 1999, additional price discounting may be necessary. This combined with any further decline in the price of gold may result in continued downward pressure on the Company's margin on disposition of merchandise.

     Net Revenue: Other Activities. The restructuring of the Company's check cashing operations and resulting de-consolidation of Mr. Payroll caused a decline in other net revenue in the current year quarter of $.7 million from the prior year quarter. Following de-consolidation, the Company began accounting for its investment in Mr. Payroll by the equity method and, accordingly, the Company's 40.2% share of the results of operations of Mr. Payroll are recorded in "Equity in loss of unconsolidated subsidiary."

     Net revenue of Rent-A-Tire increased to $1.9 million in the current quarter from $.6 million for the prior year quarter primarily due to the addition of nine stores that were previously managed by Rent-A-Tire, and an increase in the number of managed stores to 13 at June 30, 1999.

     Operations and Administration Expenses. Consolidated operations and administration expenses as a percentage of net revenue decreased to 73% in the current quarter compared to 78% for the prior year quarter primarily due to the de-consolidation of Mr. Payroll which accounted for $2.7 million of operations and administration expenses in the prior year quarter. Excluding the effect of Mr. Payroll in the prior year quarter, consolidated operations and administration expenses as a percentage of net revenue were 73% in both the current quarter and the prior year quarter. Total operations and administration expenses, excluding Mr. Payroll, increased $3.3 million, or 10%, in the current quarter as compared to the prior year quarter. Domestic lending operations contributed $2.4 million of the increase as a result of higher personnel, occupancy, selling, and other office and administration expenses primarily attributable to new units which accounted for $2.0 million of the domestic increase. Foreign lending operations contributed $.1 million of the increase and Rent-A-Tire accounted for the remaining $.8 million of the increase.

     Depreciation and Amortization. Depreciation and amortization expenses as a percentage of net revenue increased to 10% in the current quarter from 9% in the prior year quarter. Depreciation and amortization expenses increased 16% principally due to the effect of the increase in additional lending units during 1998.

     Interest Expense. Net interest expense as a percentage of net revenue declined to 6.4% in the current quarter from 7.0% in the prior year quarter. The amount decreased a net $.1 million, or 1.3%, due to the effect of a 14.5% reduction in the Company's blended borrowing costs that was partially offset by a higher average debt balance. The effective blended borrowing cost decreased to 6.7% in the current quarter from 7.8% in the prior year quarter. Average debt outstanding increased 15.3% to $193.9 million during the current quarter from $168.2 million during the prior year quarter due to the Company's expansion and investment in Mr. Payroll in 1998.

     Other Items. Equity in the loss of unconsolidated subsidiary includes $2.3 million of losses in the current quarter from the Company's 40.2% equity interest in the losses incurred by the CCM business following Mr. Payroll's de-consolidation. The Company anticipates that these losses will increase over the next several periods as the CCM business expands its operations.

     Income Taxes. The Company's consolidated effective income tax rate decreased to 39% for the current quarter from 40% for the prior year quarter. The effective tax rate of the domestic lending operations increased to 42% for the current quarter compared to 40% for the prior year quarter primarily due to higher non-deductible intangible asset amortization and other miscellaneous items in the current quarter. The effective tax rate of the foreign lending operations decreased to 32% for the current quarter from 33% for the prior year quarter primarily as a result of a greater proportion of the foreign income in the current quarter being earned in Sweden, which has a lower tax rate than the United Kingdom. The Company recognizes deferred tax benefits from the equity losses arising from its investment in Mr. Payroll. However, the Company anticipates that Mr. Payroll's losses incurred after August 1999 will not provide recognizable tax benefits until it is more likely than not that such benefits will be realized. As a result, it is likely that the Company's consolidated effective income tax rate will begin to increase in late 1999.

SIX MONTHS ENDED JUNE 30, 1999, COMPARED TO THE
SIX MONTHS ENDED JUNE 30, 1998

     Net Revenue: Consolidated. Consolidated net revenue increased 11% to $105.6 million during the six months ended June 30, 1999 (the "current period"), from $95.4 million during the six months ended June 30, 1998 (the "prior year period"). Of the 11% increase, 2% was attributable to gains from same unit lending operations, 8% was attributable to the new lending units in operation for less than one year during the current period, and 1% was attributable to increases in the check cashing and rental operations of the Company.

     Net Revenue: Lending Activities. Net revenue from lending operations increased $9.2 million to $102.2 million during the current period from $93.0 million during the prior year period. The new lending units in operation for less than one year during the current period contributed $7.3 million of the increase. Finance and service charges, net revenue from the disposition of merchandise, and domestic manned check cashing operations combined with foreign check cashing operations accounted for $5.6 million, $1.8 million, and $1.8 million, respectively, of the total increase.

     The finance and service charges net increase of $5.6 million was primarily attributable to an 11% increase in the average outstanding balance of pawn loans. This increase accounted for $5.9 million in additional revenue, while a 1% decrease in the annualized loan yield resulted in a $.3 million decline. Same units contributed $2.9 million of the $5.6 million net increase.

     The consolidated annualized loan yield declined to 98% in the current period from 99% in the prior year period. The domestic annualized loan yield was 125% for the current period compared to 128% for the prior year period. The loan yield decline can be attributed to a higher concentration of lower-yielding loans in the portfolio. The higher concentration arises from higher loan amounts in some markets and the expansion into lower-yielding markets during 1998. The blended yield on average foreign pawn loans outstanding increased to 53% for the current period from 52% in the prior year period primarily due to improved yields on redeemed loans in Sweden.

     Proceeds from the disposition of merchandise in the current period were $11.7 million, or 11%, higher than the prior year period. Same unit increases accounted for $4.1 million of the $11.7 million increase. The margin on disposition of merchandise declined to 33.8% in the current period from 35.9% during the prior year period. The margin from the disposition of scrap jewelry decreased $.5 million in the current period as compared to the prior year period mostly due to the decline in the price of gold. Excluding the effect of the disposition of scrap jewelry, the margin on disposition of merchandise was 35.6% for the current period compared to 37.3% in the prior year period. The net result was a $1.8 million, or 5%, increase in net revenue from the disposition of merchandise. The merchandise turnover rate decreased slightly to 2.4 times from 2.5 times in the prior year period.

     Net Revenue: Other Activities. The restructuring of the Company's check cashing operations and de-consolidation of Mr. Payroll resulted in a decline in other net revenue in the current period of $1.0 million from the prior year period.

     Net revenue of Rent-A-Tire increased to $3.0 million in the current period from $1.0 million for the prior year period primarily due to the addition of nine stores that were previously managed by Rent-A-Tire, and an increase in the number of managed stores to 13 at June 30, 1999. Also, prior to February 1, 1998, the Company's 49% share of earnings or losses of Rent-A-Tire's predecessor was recorded in "Equity in loss of unconsolidated subsidiary."

     Operations and Administration Expenses. Consolidated operations and administration expenses as a percentage of net revenue were 73% in the current period compared to 74% for the prior year period. Excluding the effect of Mr. Payroll's operations and administration expenses and net revenue, the ratios were 70% in both periods. Total operations and administration expenses, excluding Mr. Payroll, increased $7.9 million in the current period as compared to the prior year period. Domestic lending operations contributed $6.0 million of the increase primarily due to higher personnel, occupancy, and office expenses mostly attributable to new units that accounted for $5.2 million of the domestic increase. Foreign lending operations contributed $.5 million of the increase. The expenses of Rent-A-Tire, which was not consolidated prior to February 1, 1998, comprised $1.4 million of the increase.

     Depreciation and Amortization. Depreciation and amortization expenses as a percentage of net revenue increased to 10% in the current period from 9% in the prior year period. Depreciation and amortization expenses increased 20% principally due to the effect of the increase in additional lending units during 1998.

     Interest Expense. Net interest expense as a percentage of net revenue decreased to 6.2% in the current period from 6.6% in the prior year period. The amount increased $.3 million, or 4%, primarily due to the effect of a higher average debt balance outstanding to support increased growth of operations and investment in subsidiaries that was virtually offset by a lower effective blended borrowing cost. Average debt outstanding increased 21% to $195.6 million during the current period from $161.2 million during the prior year period. The effective blended borrowing cost declined to 6.8% for the current period from 7.8% for the prior year period.

     Other Items. Equity in the loss of unconsolidated subsidiary includes $2.9 million of losses in the current period from the Company's equity interest in the losses incurred by Mr. Payroll's CCM business after its de-consolidation. The prior year period includes $80 thousand of losses attributable to the Company's equity interest in the losses of Express prior to its consolidation on February 1, 1998.

     The Company recorded a gain of $1.1 million, net of applicable income taxes, as a result of the transactions described above involving Mr. Payroll.

     Income Taxes. The Company's consolidated effective income tax rate, excluding the effect of the income taxes recorded on the reduction of its equity interest in Mr. Payroll's CCM business, increased to 40% for the current period from 38% for the prior year period. The effective tax rate of the domestic lending operations increased to 40% in the current period from 39% in the prior year period primarily as a result of higher non-deductible intangible asset amortization and other miscellaneous items in the current period. The effective tax rate of the foreign lending operations decreased to 31% for the current period from 33% for the prior year period primarily due to a greater proportion of foreign income in the current period being earned in Sweden.

LIQUIDITY AND CAPITAL RESOURCES

     In management's opinion, the Company's cash flow and liquidity remain strong. Cash and cash equivalents decreased $1.3 million to $3.1 million at June 30, 1999, from $4.4 million at December 31, 1998. During the current period, $13.0 million of cash was provided by net operating activities, $16.3 million was provided by borrowings under bank lines of credit and $1.3 million was provided by the issuance of common shares pursuant to the Company's stock option plans. The cash increases were more than offset by the Company's investments of $6.1 million to acquire three lending units and nine tire rental stores and $10.6 million for capital expenditures, including $3.3 million related to Mr. Payroll's CCM operations. As a result of the de-consolidation of Mr. Payroll's CCM operations following the transactions described above, cash was reduced by $4.8 million. The Company also advanced $.5 million on a short-term basis to Mr. Payroll's CCM operations following the de-consolidation. In addition, the Company increased its pawn loan balances by $4.6 million, repaid $4.5 million of notes payable and capital lease obligations, paid $.6 million in dividends, purchased $.1 million of treasury shares for the Company's Nonqualified Savings Plan, and recorded a $.1 million reduction from the effect of foreign exchange rate changes on cash.

     As a result of the transactions described above involving Mr. Payroll, the Company has eliminated its obligation to continue to fund the development and deployment of the CCM while remaining in a position to share in Mr. Payroll's growth potential. However, in the event Mr. Payroll requires additional capital in the future, the Company may make additional investments in Mr. Payroll. The new management of Mr. Payroll intends to continue to develop and market the CCM as a financial services machine. The Company anticipates that Mr. Payroll will incur future losses until sufficient revenues are generated from its sales and operations.

     The Company may add up to 13 additional lending units during the remainder of 1999, for a net addition of approximately 15 units for the full year. These additions may occur through a combination of new openings and acquisitions of existing locations. Rent-A-Tire has purchased nine tire rental stores during the first six months of 1999 and may purchase up to five additional stores during the remainder of the year.

     On January 22, 1997, the Company announced that its Board of Directors had authorized management to purchase up to one million shares of its common stock in the open market. Subsequent to June 30, 1999, the Company purchased 185,000 shares for an aggregate amount of $1.5 million under the program. Purchases may be made from time to time in the open market and it is expected that funding of the program will come from operating cash flow and existing bank facilities.

     Management believes that borrowings available under its revolving credit facilities, cash generated from operations and current working capital of $220.5 million should be sufficient to meet the Company's anticipated future capital requirements.

IMPACT OF FOREIGN CURRENCY EXCHANGE RATES

     The Company is subject to the risk of unexpected changes in foreign currency rates by virtue of its operations in the United Kingdom and Sweden. The Company's foreign assets, liabilities, and earnings are converted into U.S. dollars for consolidation into the Company's financial statements. At June 30, 1999, the Company had recorded a cumulative other comprehensive loss of $4.9 million as a result of fluctuations in foreign currency exchange rates. Future earnings and comparisons with prior periods reported by the Company may fluctuate depending on applicable currency exchange rates in effect during the periods.

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

     Currently, the Company believes that its Year 2000 identification, assessment, and remediation efforts related to those systems most critical to continuing operations are substantially complete. While the majority of the testing efforts have been completed, the Company anticipates that additional testing will occur after June 30, 1999, on other support systems. The Company believes that its pawnshop operating systems constitute its only critical internal business systems. The Company's proprietary pawnshop operating system used in its domestic lending business has been upgraded and tested for Year 2000 compliance. The Company is in the process of upgrading its Sweden pawnshop operating system for Year 2000 compliance. The Company expects to complete the upgrade and testing of this system by September 30, 1999. A proprietary pawnshop operating system for the Company's United Kingdom lending operations has been developed, implemented and tested for Year 2000 compliance. During the current period, the Company upgraded its accounting applications, human resources, and payroll software systems to a version that its vendor has represented is Year 2000 compliant. Testing to ensure compliance is ongoing and is scheduled to be completed by September 30, 1999.

     The Company has substantially completed the assessment phase with respect to its non-IT systems issues. Based on this assessment, the Company does not believe that its non-IT system remediation efforts will be significant. The Company currently estimates that all necessary non-IT system remediation and testing efforts should be completed by October 31, 1999.

     Third Parties. The Company previously initiated formal communications with critical third parties that provide services or goods which are essential to its operations in order to: (1) determine the extent to which the Company is vulnerable to any failure by such third parties to remediate their respective Year 2000 problems; and (2) resolve such problems to the extent practicable. These third parties include financial institutions, utility suppliers, and providers of communication services and equipment. Based on the responses received to date from these third parties, the Company has no reason to believe that they will not address their significant Year 2000 issues on a timely basis. However, the responses of third parties are beyond the control of the Company. In the event that the Company is unable to obtain satisfactory assurance that a critical third party provider has successfully and timely achieved Year 2000 compliance, and the Company is unable to replace such a provider with an alternative provider, the Company's operations could be adversely impacted.

     Estimated Year 2000 Costs. The Company currently estimates that its total Year 2000 project cost will be approximately $2.6 million to $3.0 million. Through June 30, 1999, the Company has expended approximately $1.8 million. Costs to replace computerized systems, hardware or equipment (currently estimated to be approximately $1.5 million to $1.7 million) are included in the above estimate. The remaining costs include estimated internal and external costs to repair software problems, test all systems, and acquire license upgrades that have been accelerated due to Year 2000 issues. No major non-Year 2000 projects have been deferred because of Year 2000 activities. The Company has funded, and expects to continue to fund, the expenditures related to its Year 2000 initiatives either through cash generated from operations and current working capital, or its existing revolving credit facilities.

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

     Contingency Planning. The Company expects to complete the development of a comprehensive contingency plan with respect to the Year 2000 issue by October 31, 1999. The Company's lending operations can operate, if necessary, on a manual, non-computerized basis. As part of the contingency plan, manual operating procedures will be reviewed with the store personnel during the fourth quarter of 1999. Due to the widespread nature of potential Year 2000 issues, the contingency planning process is an ongoing one which will require further modifications as the Company obtains additional information regarding (1) the Company's progress on critical internal business systems during the remediation and testing phases; and (2) the status of third party Year 2000 readiness. Depending on the systems affected, these plans could include accelerated replacement of affected software or equipment, increased work hours for Company personnel or contract personnel to accelerate remediation efforts, or development of manual workarounds for information systems. If the Company is required to implement any of these contingency plans, the implementation could have an adverse effect on the Company's financial condition and results of operations.

DOMESTIC LENDING OPERATIONS
--------------------------------------------------------------------------------
(Dollars in thousands)

     The following table sets forth selected financial data for the Company's domestic lending operations as of June 30, 1999 and 1998, and for the three months then ended.


                                                                               1999             1998          Change
----------------------------------------------------------------------------------------------------------------------
REVENUE
     Finance and service charges                                                $ 23,848         $ 22,328            7%
     Proceeds from disposition of merchandise                                     51,616           47,633            8%
     Check cashing royalties and fees                                                778               --           --
----------------------------------------------------------------------------------------------------------------------
TOTAL REVENUE                                                                     76,242           69,961            9%
----------------------------------------------------------------------------------------------------------------------
COSTS OF REVENUE
     Disposed merchandise                                                         34,001           30,484           12%
----------------------------------------------------------------------------------------------------------------------
NET REVENUE                                                                     $ 42,241         $ 39,477            7%
======================================================================================================================
OTHER DATA
     Net revenue contribution by source--
         Finance and service charges                                               56.5%            56.6%           --
         Margin on disposition of merchandise                                      41.7%            43.4%           (4)%
         Check cashing royalties and fees                                           1.8%               --           --

     Expenses as a percentage of net revenue--
         Operations and administration                                             76.7%            75.9%            1%
         Depreciation and amortization                                             10.2%             9.4%            8%
         Interest, net                                                              5.5%             5.9%           (6)%

     Income from operations before depreciation
       and amortization as a percentage of total revenue                           12.9%            13.6%           (5)%
     Income before income taxes as a percentage of total revenue                    4.2%             5.0%          (15)%

     Annualized yield on loans                                                      122%              125%          (2)%
     Average loan balance per average location in operation                     $    191         $    186            3%
     Average loan amount at end of period (not in thousands)                    $     80         $     79            1%
     Margin on disposition of merchandise as a percentage
       of proceeds from disposition of merchandise                                 34.1%            36.0%           (5)%
     Average annualized merchandise turnover                                        2.2x             2.4x           (8)%
     Average merchandise held for disposition
       per average location                                                     $    149         $    134           11%

     Lending locations in operation--
       Beginning of period                                                           411              365
         Acquired                                                                      1               43
         Start-ups                                                                     2                3
         Combined or closed                                                           --               (2)
       End of period                                                                 414              409            1%
     Average number of locations in operation (a)                                    413              386            7%
======================================================================================================================

(a) Averages based on accumulation of month-end balances and dividing aggregate total by total months in the period.

DOMESTIC LENDING OPERATIONS
--------------------------------------------------------------------------------
(Dollars in thousands)

     The following table sets forth selected financial data for the Company's domestic lending operations as of June 30, 1999 and 1998, and for the six months then ended.


                                                                                   1999             1998          Change
------------------------------------------------------------------------------------------------------------------------
REVENUE
     Finance and service charges                                                 $ 48,967         $ 44,457            10%
     Proceeds from disposition of merchandise                                     111,945          101,172            11%
     Check cashing royalties and fees                                               1,667               --            --
------------------------------------------------------------------------------------------------------------------------
TOTAL REVENUE                                                                     162,579          145,629            12%
------------------------------------------------------------------------------------------------------------------------
COSTS OF REVENUE
     Disposed merchandise                                                          73,629           64,638            14%
------------------------------------------------------------------------------------------------------------------------
NET REVENUE                                                                      $ 88,950         $ 80,991            10%
========================================================================================================================
OTHER DATA
     Net revenue contribution by source--
         Finance and service charges                                                 55.1%            54.9%           --
         Margin on disposition of merchandise                                        43.1%            45.1%           (4)%
         Check cashing royalties and fees                                             1.8%                -           --

     Expenses as a percentage of net revenue--
         Operations and administration                                               73.1%            72.9%           --
         Depreciation and amortization                                                9.7%             8.9%            9%
         Interest, net                                                                5.5%             5.5%           --

     Income from operations before depreciation
       and amortization as a percentage of total revenue                             14.7%            15.1%           (3)%
     Income before income taxes as a percentage of total revenue                      6.4%             7.0%           (9)%

     Annualized yield on loans                                                        125%             128%           (2)%
     Average loan balance per average location in operation                      $    191         $    187             2%
     Margin on disposition of merchandise as a percentage
       of proceeds from disposition of merchandise                                   34.2%            36.1%           (5)%
     Average annualized merchandise turnover                                         2.4x             2.5x            (4)%
     Average merchandise held for disposition
       per average location                                                      $    151         $    139             9%

     Lending locations in operation--
       Beginning of period                                                            414              352
         Acquired                                                                       1               55
         Start-ups                                                                      2                4
         Combined or closed                                                            (3)              (2)
       End of period                                                                  414              409            1%
     Average number of locations in operation (a)                                     413              374           10%
=======================================================================================================================


(a) Averages based on accumulation of month-end balances and dividing aggregate total by total months in the period.

FOREIGN LENDING OPERATIONS
================================================================================
(Dollars in thousands)
     The following table sets forth selected consolidated financial data in U.S. dollars for Harvey & Thompson and Svensk Pantbelaning as of June 30, 1999 and 1998, and for the three months then ended, using the following currency exchange rates:


----------------------------------------------------------------------------------------------------------------------
                                                                               1999             1998          Change
----------------------------------------------------------------------------------------------------------------------
Harvey & Thompson (U.K. pound sterling to the U.S. dollar)--
     Balance sheet data - end of period rate                                       .6340           .5996            (6)%
     Income statement data - three months average rate                             .6222           .6045            (3)%
Svensk Pantbelaning (Swedish Kronor to the U.S. dollar)--
     Balance sheet data - end of period rate                                      8.4443          7.9799            (6)%
     Income statement data - three months average rate                            8.4154          7.8127            (8)%
----------------------------------------------------------------------------------------------------------------------
                                                                                  1999             1998       Change
----------------------------------------------------------------------------------------------------------------------
REVENUE
     Finance and service charges                                                 $ 6,185         $ 5,676             9%
     Proceeds from disposition of merchandise                                      1,245             592           110%
     Check cashing fees                                                              195             200            (3)%
----------------------------------------------------------------------------------------------------------------------
TOTAL REVENUE                                                                      7,625           6,468            18%
----------------------------------------------------------------------------------------------------------------------
COSTS OF REVENUE
     Disposed merchandise                                                          1,075             488           120%
----------------------------------------------------------------------------------------------------------------------

NET REVENUE                                                                      $ 6,550         $ 5,980            10%
======================================================================================================================
OTHER DATA
     Net revenue contribution by source--
         Finance and service charges                                               94.4%            94.9%           (1)%
         Margin on disposition of merchandise                                       2.6%             1.7%           53%
         Check cashing fees                                                         3.0%             3.4%          (12)%

     Expenses as a percentage of net revenue--
         Operations and administration                                             47.3%            49.8%           (5)%
         Depreciation and amortization                                              8.1%             6.1%           34%
         Interest, net                                                              5.0%            10.3%          (51)%

     Income from operations before depreciation
       and amortization as a percentage of total revenue                           45.3%            46.4%           (2)%
     Income before income taxes as a percentage of total revenue                   34.0%            31.3%            9%

     Annualized yield on loans                                                       52%              50%            4%
     Average loan balance per average location in operation                      $   935         $   905             3%
     Average loan amount at end of period (not in thousands)                     $   180         $   177             2%
     Margin on disposition of merchandise as a percentage
       of proceeds from disposition of merchandise                                 13.7%            17.6%          (22)%
     Average annualized merchandise turnover                                        2.1x             1.4x           50%
     Average merchandise held for disposition
       per average location                                                      $    41         $    28            46%

     Lending locations in operation--
       Beginning of period                                                            50              50
         Acquired                                                                      2              --
         Start-ups                                                                    --              --
         Combined or closed                                                           --              --
       End of period                                                                  52              50             4%
     Average number of locations in operation (a)                                     51              50             2%
----------------------------------------------------------------------------------------------------------------------

(a) Averages based on accumulation of month-end balances and dividing aggregate total by total months in the period.

FOREIGN LENDING OPERATIONS
================================================================================
(Dollars in thousands)
     The following table sets forth selected consolidated financial data in U.S. dollars for Harvey & Thompson and Svensk Pantbelaning as of June 30, 1999 and 1998, and for the six months then ended, using the following currency exchange rates:


-----------------------------------------------------------------------------------------------------------------------
                                                                               1999              1998           Change
-----------------------------------------------------------------------------------------------------------------------
Harvey & Thompson (U.K. pound sterling to the U.S. dollar)--
     Income statement data - six months average rate                               .6174            .6061            (2)%
Svensk Pantbelaning (Swedish Kronor to the U.S. dollar)--
     Income statement data - six months average rate                              8.2017           7.9155            (4)%
-----------------------------------------------------------------------------------------------------------------------

                                                                               1999              1998           Change
-----------------------------------------------------------------------------------------------------------------------
REVENUE
     Finance and service charges                                                $ 12,561         $ 11,410            10%
     Proceeds from disposition of merchandise                                      2,137            1,191            79%
     Check cashing fees                                                              372              311            20%
-----------------------------------------------------------------------------------------------------------------------
TOTAL REVENUE                                                                     15,070           12,912            17%
-----------------------------------------------------------------------------------------------------------------------
COSTS OF REVENUE
     Disposed merchandise                                                          1,863              948            97%
-----------------------------------------------------------------------------------------------------------------------
NET REVENUE                                                                     $ 13,207         $ 11,964            10%
=======================================================================================================================
OTHER DATA
     Net revenue contribution by source--
         Finance and service charges                                                95.1%            95.4%           --
         Margin on disposition of merchandise                                        2.1%             2.0%            5%
         Check cashing fees                                                          2.8%             2.6%            6%

     Expenses as a percentage of net revenue--
         Operations and administration                                              47.5%            48.2%           (1)%
         Depreciation and amortization                                               7.8%             5.9%           31%
         Interest, net                                                               5.1%            10.0%          (49)%

     Income from operations before depreciation
       and amortization as a percentage of total revenue                            46.0%            48.0%           (4)%
     Income before income taxes as a percentage of total revenue                    34.7%            33.2%            5%

     Annualized yield on loans                                                        53%              52%            2%
     Average loan balance per average location in operation                     $    931            $ 887             5%
     Margin on disposition of merchandise as a percentage
       of proceeds from disposition of merchandise                                  12.8%            20.4%          (37)%
     Average annualized merchandise turnover                                         2.1x             1.6x           31%
     Average merchandise held for disposition
       per average location                                                     $     35             $ 24            46%

     Lending locations in operation--
       Beginning of period                                                            50               49
         Acquired                                                                      2                1
         Start-ups                                                                    --               --
         Combined or closed                                                           --               --
       End of period                                                                  52               50             4%
     Average number of locations in operation (a)                                     51               50             2%
=======================================================================================================================

(a) Averages based on accumulation of month-end balances and dividing aggregate total by total months in the period.

OTHER OPERATIONS
================================================================================
(Dollars in thousands)
     The following table sets forth selected financial data with respect to the Company's other domestic operations as of June 30, 1999 and 1998, and for the three months then ended.


                                                                                  1999            1998          Change
-----------------------------------------------------------------------------------------------------------------------
CHECK CASHING OPERATIONS (A):
REVENUE
     Check cashing machine sales                                                 $    --          $   302          (100)%
     Check cashing royalties and fees                                                 --              686          (100)%
-----------------------------------------------------------------------------------------------------------------------
TOTAL REVENUE                                                                         --              988          (100)%
-----------------------------------------------------------------------------------------------------------------------
COSTS OF REVENUE
     Cost of check cashing machines sold                                              --              292          (100)%
-----------------------------------------------------------------------------------------------------------------------
NET REVENUE                                                                      $    --          $   696          (100)%
-----------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------
RENTAL OPERATIONS:
REVENUE
     Tire and wheel rentals                                                      $ 1,158          $   588            97%
     Management fees                                                                 896              204           339%
     Tire and wheel sales                                                            200               20           900%
     Lease income and other                                                          214               23           830%
-----------------------------------------------------------------------------------------------------------------------
TOTAL REVENUE                                                                      2,468              835           196%
-----------------------------------------------------------------------------------------------------------------------
COSTS OF REVENUE
     Tire and wheel rentals                                                          417              233            79%
     Tire and wheel sales                                                            148               15           887%
-----------------------------------------------------------------------------------------------------------------------
NET REVENUE                                                                      $ 1,903          $   587           224%

-----------------------------------------------------------------------------------------------------------------------
OTHER DATA
     Owned rental locations--
          Rental agreements outstanding at end of period                         $ 4,911          $ 1,417           247%
          Average balance per rental agreement
             at end of period (not in thousands)                                 $   943          $   920             3%
          Locations in operation at end of period                                     13                4           225%
          Average locations in operation for the period (b)                           10                4           150%
     Managed rental locations--
          Locations in operation at end of period                                     13                9            44%
          Average locations in operation for the period (b)                           13                6           117%
-----------------------------------------------------------------------------------------------------------------------


(a) Only CCM operations are included in 1999. See Note 3 of Notes to Consolidated Financial Statements. (b) Averages based on accumulation of month-end balances and dividing aggregate total by total months in the period.

OTHER OPERATIONS
================================================================================
(Dollars in thousands)

     The following table sets forth selected financial data with respect to the Company's other domestic operations as of June 30, 1999 and 1998, and for the six months then ended.


                                                                                  1999             1998         Change
-----------------------------------------------------------------------------------------------------------------------
CHECK CASHING OPERATIONS (A):
REVENUE
     Check cashing machine sales                                                 $    82          $ 1,102           (93)%
     Check cashing royalties and fees                                                372            1,415           (74)%
-----------------------------------------------------------------------------------------------------------------------
TOTAL REVENUE                                                                        454            2,517           (82)%
-----------------------------------------------------------------------------------------------------------------------
COSTS OF REVENUE
     Cost of check cashing machines sold                                              38            1,026           (96)%
-----------------------------------------------------------------------------------------------------------------------
NET REVENUE                                                                      $   416          $ 1,491           (72)%
=======================================================================================================================

=======================================================================================================================
RENTAL OPERATIONS:
REVENUE
     Tire and wheel rentals                                                      $ 1,849          $   978            89%
     Management fees                                                               1,378              338           308%
     Tire and wheel sales                                                            301               35           760%
     Lease income and other                                                          390               37           954%
-----------------------------------------------------------------------------------------------------------------------
TOTAL REVENUE                                                                      3,918            1,388           182%

-----------------------------------------------------------------------------------------------------------------------
COSTS OF REVENUE
     Tire and wheel rentals                                                          665              369            80%
     Tire and wheel sales                                                            223               27           726%
-----------------------------------------------------------------------------------------------------------------------
NET REVENUE                                                                      $ 3,030          $   992           205%
-----------------------------------------------------------------------------------------------------------------------
OTHER DATA
     Owned rental locations--
          Average locations in operation for the period (a)                            7                4            75%
     Managed rental locations--
          Average locations in operation for the period (a)                           14                5           180%
-----------------------------------------------------------------------------------------------------------------------

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

        Not Applicable


Item 3. DEFAULTS UPON SENIOR SECURITIES

        Not Applicable


Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On April 20, 1999, the Company's Annual Meeting of Shareholders was held. All of the nominees for director identified in the Company's Proxy Statement, filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, were elected at the meeting to hold office until the next Annual Meeting or until their successors are duly elected and qualified. The shareholders ratified the Company's selection of independent auditors. The shareholders also approved the proposed Amendment to the Company's 1994 Long-Term Incentive Plan. There was no other business brought before the meeting that required shareholder approval. Votes were cast in the matters described below as follows (there were no broker non-votes or abstentions other than those listed below):


    (a)      Election of directors
                                                For                    Withheld
                                             ----------                --------

             Jack R. Daugherty               23,172,168                140,521
             A. R. Dike                      23,172,181                140,508
             Daniel R. Feehan                23,170,068                142,621
             James H. Graves                 23,170,979                141,710
             B. D. Hunter                    23,172,340                140,349
             Timothy J. McKibben             23,169,673                143,016
             Alfred J. Micallef              23,171,581                141,108
             Clifton H. Morris, Jr.          23,164,281                148,408
             Carl P. Motheral                23,163,727                148,962
             Samuel W. Rizzo                 23,163,868                148,821
             Rosalin Rogers                  23,093,479                219,210

         (b)  Ratification of Independent Auditors

              For - 23,272,021
              Against - 24,968
              Abstain - 15,700

         (c)  Proposed Amendment to  the Company's 1994 Long-Term Incentive Plan

              For - 17,192,980
              Against - 5,980,170
              Abstain - 139,537


Item 5. OTHER INFORMATION

        Not Applicable


Item 6. EXHIBITS AND REPORTS ON FORM 8-K

               (a)   Exhibits

                     10.1  -  Amendment Two to 1994 Long-Term Incentive Plan

                     27    -  Financial Data Schedule

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

                        CASH AMERICA INTERNATIONAL, INC.
           -----------------------------------------------------------
                                  (Registrant)



                         BY: /S/ Thomas A. Bessant, Jr.
               ---------------------------------------------------

                             Thomas A. Bessant, Jr.
                          Executive Vice President and
                             Chief Financial Officer


                             Date: August 13, 1999

                               Index to Exhibits


EXHIBIT
NUMBER                   DESCRIPTION
-------                  -----------
 10.1    -     Amendment Two to 1994 Long-Term Incentive Plan

   27    -     Financial Data Schedule