Form 10-Q
period 1999-09-30
CASH AMERICA INTERNATIONAL INC
filed 1999-11-15
CIK 807884

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

For the quarterly period ended September 30, 1999

                                       OR

    [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to
                               -----------------    ---------------

Commission File Number 1-9733

                        CASH AMERICA INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)

                  TEXAS                                     75-2018239
         (State or other jurisdiction                    (I.R.S. Employer
         of incorporation or                             Identification No.)
         organization)

         1600 WEST 7TH STREET
         FORT WORTH, TEXAS                                    76102
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
25,384,701 common shares, $.10 par value, were outstanding as of November 5, 1999.


================================================================================

                        CASH AMERICA INTERNATIONAL, INC.

                                  INDEX TO 10-Q


PART I.  FINANCIAL STATEMENTS

                                                                                Page
     Item 1. Financial Statements (Unaudited)

       Consolidated Balance Sheets - September 30, 1999
       and 1998 and December 31, 1998 ......................................      1

       Consolidated Statements of Income -
       Three Months and Nine Months Ended September 30, 1999 and 1998 ......      2

       Consolidated Statements of Stockholders' Equity -
       Three Months and Nine Months Ended September 30, 1999 and 1998 ......      3

       Consolidated Statements of Cash Flows -
       Nine Months Ended September 30, 1999 and 1998 .......................      4

       Notes to Consolidated Financial Statements ..........................      5


     Item 2.  Management's Discussion and Analysis of
       Results of Operations and Financial Condition .......................     10


PART II.  OTHER INFORMATION ................................................     29

SIGNATURE ..................................................................     30

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)                             (UNAUDITED)
--------------------------------------------------------------------------------

                                                             September 30,          December 31,
                                                         1999           1998            1998
                                                      ---------      ---------      ------------
ASSETS

     Current assets:
         Cash and cash equivalents                    $   3,020      $   3,267      $      4,417
         Loans                                          134,291        133,053           128,637
         Merchandise held for disposition, net           73,352         64,653            65,417
         Inventory                                        1,857          4,081             3,093
         Finance and service charges receivable          21,530         19,772            19,733
         Prepaid expenses and other                       8,260          6,312             7,129
         Income taxes recoverable                         7,601             --             5,870
         Deferred tax assets                              7,393         14,681            10,134
                                                      ---------      ---------      ------------
             Total current assets                       257,304        245,819           244,430
     Property and equipment, net                         59,381         70,378            73,347
     Intangible assets, net                              91,568         89,394            88,284
     Other assets                                         5,017          3,681             4,762
     Investment in and advances
         to unconsolidated subsidiary                    14,163             --                --
                                                      ---------      ---------      ------------
             Total assets                             $ 427,433      $ 409,272      $    410,823
                                                      =========      =========      ============


LIABILITIES AND STOCKHOLDERS' EQUITY

     Current liabilities:
         Accounts payable and accrued expenses        $  16,418      $  17,984      $     19,848
         Customer deposits                                5,046          4,829             4,151
         Income taxes currently payable                   3,402          4,934             2,133
         Current portion of long-term debt                4,706          4,625             4,686
                                                      ---------      ---------      ------------

             Total current liabilities                   29,572         32,372            30,818

     Deferred tax liabilities                             1,298             --             3,273
     Long-term debt                                     203,317        192,455           189,288
                                                      ---------      ---------      ------------

     Stockholders' equity:
         Common stock, $.10 par value per
             share, 80,000,000 shares authorized          3,024          3,024             3,024
         Paid in surplus                                127,354        126,346           126,615
         Retained earnings                              108,918         98,677           102,722
         Accumulated other comprehensive loss            (2,659)        (1,138)           (2,414)
         Notes receivable - stockholders                 (5,820)        (2,655)           (3,263)
                                                      ---------      ---------      ------------

                                                        230,817        224,254           226,684
         Less -- shares held in treasury, at cost       (37,571)       (39,809)          (39,240)
                                                      ---------      ---------      ------------
     Total stockholders' equity                         193,246        184,445           187,444
                                                      ---------      ---------      ------------
     Total liabilities and stockholders' equity       $ 427,433      $ 409,272      $    410,823
                                                      =========      =========      ============


See notes to consolidated financial statements.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)         (UNAUDITED)
--------------------------------------------------------------------------------

                                                           Three Months Ended           Nine Months Ended
                                                              September 30,               September 30,
                                                           1999          1998          1999           1998
                                                         ---------     ---------     ---------      ---------
REVENUE
     Finance and service charges                         $  30,641     $  30,096     $  92,169      $  85,963
     Proceeds from disposition of merchandise               50,824        48,022       164,906        150,385
     Check cashing machine sales                                --           401            82          1,503
     Check cashing royalties and fees                          969         1,103         3,380          2,829
     Rental operations                                       3,134           890         7,052          2,278
                                                         ---------     ---------     ---------      ---------
TOTAL REVENUE                                               85,568        80,512       267,589        242,958
                                                         ---------     ---------     ---------      ---------

COSTS OF REVENUE
     Disposed merchandise                                   34,774        31,106       110,266         96,692
     Cost of check cashing machines sold                        --           375            38          1,401
     Rental operations                                         879           234         1,767            630
                                                         ---------     ---------     ---------      ---------
NET REVENUE                                                 49,915        48,797       155,518        144,235
                                                         ---------     ---------     ---------      ---------
OPERATING EXPENSES
     Lending operations                                     30,667        28,402        90,533         82,830
     Check cashing operations                                   --         1,882         1,728          4,899
     Rental operations                                       1,503           378         2,981          1,056
     Administration                                          6,279         6,370        19,938         18,940
     Depreciation                                            3,601         3,535        11,329         10,094
     Amortization                                            1,115         1,141         3,500          2,984
                                                         ---------     ---------     ---------      ---------
        Total operating expenses                            43,165        41,708       130,009        120,803
                                                         ---------     ---------     ---------      ---------
INCOME FROM OPERATIONS                                       6,750         7,089        25,509         23,432

     Interest expense, net                                   3,433         3,666         9,990          9,942
     Equity in loss of unconsolidated subsidiary             2,204            --         5,137             80
     Loss (gain) from issuance of subsidiary's stock
       (net of income taxes)                                   125            --        (1,025)            --
                                                         ---------     ---------     ---------      ---------

Income before income taxes                                     988         3,423        11,407         13,410
     Provision for income taxes                                566         1,326         4,261          5,145
                                                         ---------     ---------     ---------      ---------
NET INCOME                                               $     422     $   2,097     $   7,146      $   8,265
                                                         =========     =========     =========      =========

Net income per share:
     Basic                                               $     .02     $     .08     $     .28      $     .33
     Diluted                                                   .02           .08           .27            .32
                                                         ---------     ---------     ---------      ---------
Weighted average shares:
     Basic                                                  25,458        25,030        25,356         24,754
     Diluted                                                26,021        26,417        26,337         26,186
                                                         =========     =========     =========      =========


See notes to consolidated financial statements.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
(In thousands, except share data)                     (UNAUDITED)
--------------------------------------------------------------------------------

                                                                                              ACCUMULATED
                                    COMMON STOCK                                                 OTHER
                               -----------------------   PAID IN   RETAINED   COMPREHENSIVE  COMPREHENSIVE
                                  SHARES      AMOUNT     SURPLUS   EARNINGS      INCOME      INCOME (LOSS)
                               ------------  ---------  ---------  ---------  -------------  -------------
Balance at
   December 31, 1998             30,235,164  $   3,024  $ 126,615  $ 102,722                 $      (2,414)

   Comprehensive income:
     Net income                                                        7,146  $       7,146
                                                                              -------------
     Other comprehensive
      income - Foreign
      currency translation
      adjustments                                                                      (245)          (245)
                                                                              -------------

   Comprehensive income                                                       $       6,901
                                                                              -------------

    Dividends declared                                                  (950)

    Treasury shares acquired

    Treasury shares reissued                                 (212)

    Tax benefit from exercise
       of option shares                                       951

    Change in notes
      receivable - stockholders
                               ------------  ---------  ---------  ---------  -------------  -------------

Balance at
    September 30, 1999           30,235,164  $   3,024  $ 127,354  $ 108,918                 $      (2,659)
                               ============  =========  =========  =========  =============  =============

Balance at
    December 31, 1997            30,235,164  $   3,024  $ 122,155  $  91,337                 $      (2,458)

    Comprehensive income:
        Net income                                                     8,265  $      8,265
                                                                              ------------
        Other comprehensive
            income - Foreign
            currency translation
            adjustments                                                              1,320           1,320
                                                                              ------------

    Comprehensive income                                                      $      9,585
                                                                              ------------

    Dividends declared                                                  (925)

    Treasury shares acquired

    Treasury shares reissued                                3,795

    Tax benefit from exercise
       of option shares                                       396

    Change in notes
      receivable - stockholders

                               ------------  ---------  ---------  ---------  -------------  -------------
Balance at
    September 30, 1998           30,235,164  $   3,024  $ 126,346  $  98,677                 $      (1,138)
                               ============  =========  =========  =========  =============  =============


                                  NOTES
                                RECEIVABLE-     TREASURY STOCK
                                  STOCK-     ---------------------
                                  HOLDERS      SHARES    AMOUNT
                                -----------  ---------- ----------
Balance at
   December 31, 1998            $    (3,263)  5,114,218 $ (39,240)

   Comprehensive income:
     Net income

     Other comprehensive
      income - Foreign
      currency translation
      adjustments


   Comprehensive income


    Dividends declared

    Treasury shares acquired                    323,281     (2,491)

    Treasury shares reissued                   (544,807)     4,160

    Tax benefit from exercise
       of option shares

    Change in notes
      receivable - stockholders      (2,557)
                                -----------  ---------- ----------
Balance at
    September 30, 1999          $    (5,820)  4,892,692 $  (37,571)
                                ===========  ========== ==========

Balance at
    December 31, 1997           $    (2,362)  5,812,519 $  (44,400)
    Comprehensive income:
        Net income

        Other comprehensive
            income - Foreign
            currency translation
            adjustments


    Comprehensive income


    Dividends declared

    Treasury shares acquired                     20,511       (286)

    Treasury shares reissued                   (641,269)     4,877

    Tax benefit from exercise
       of option shares

    Change in notes
      receivable - stockholders        (293)
                                -----------  ---------- ----------
Balance at
    September 30, 1998          $    (2,655)  5,191,761 $  (39,809)
                                ===========  ========== ==========

See notes to consolidated financial statements.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)                         (UNAUDITED)
--------------------------------------------------------------------------------

                                                                                Nine Months Ended
                                                                                  September 30,
                                                                               1999           1998
                                                                             ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                   $   7,146      $   8,265
Adjustments to reconcile net income to net
     cash provided by operating activities:
        Depreciation                                                            11,329         10,094
        Amortization                                                             3,500          2,984
        Equity in loss of unconsolidated subsidiary                              5,137             80
        Gain from issuance of subsidiary's stock                                (1,025)            --
        Changes in operating assets and liabilities-
           Merchandise held for disposition and inventory                       (7,850)        (8,395)
           Finance and service charges receivable                               (1,788)        (1,438)
           Prepaid expenses and other                                           (1,543)        (2,866)
           Accounts payable and accrued expenses                                (2,162)         1,447
           Customer deposits, net                                                  883            801
           Current income taxes                                                    374          2,665
           Deferred taxes, net                                                    (320)        (2,074)
                                                                             ---------      ---------
                  Net cash provided by operating activities                     13,681         11,563
                                                                             =========      =========

CASH FLOWS FROM INVESTING ACTIVITIES
     Loans forfeited and transferred to merchandise held for disposition       107,583         95,206
     Loans repaid or renewed                                                   223,661        216,909
     Loans made, including loans renewed                                      (335,576)      (325,126)
                                                                             ---------      ---------
                  Net increase in loans                                         (4,332)       (13,011)
                                                                             ---------      ---------
     Acquisitions, net of cash acquired                                         (8,104)       (21,787)
     Effect on cash of de-consolidation of subsidiary                           (4,795)            --
     Advances to unconsolidated subsidiaries                                      (602)          (120)
     Purchases of property and equipment                                       (15,147)       (15,380)
     Proceeds from sales of property and equipment                               5,831          1,037
                                                                             ---------      ---------
                  Net cash used by investing activities                        (27,149)       (49,261)
                                                                             =========      =========
CASH FLOWS FROM FINANCING ACTIVITIES
     Net borrowings under bank lines of credit                                  18,705         48,745
     Proceeds from capital lease obligations                                        --          1,853
     Payments on notes payable and other obligations                            (4,587)       (10,892)
     Net proceeds from reissuance of treasury shares                             1,391          1,307
     Treasury shares purchased                                                  (2,491)          (286)
     Dividends paid                                                               (950)          (925)
                                                                             ---------      ---------
                  Net cash provided by financing activities                     12,068         39,802
                                                                             ---------      ---------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                              3             44
                                                                             ---------      ---------
CHANGE IN CASH AND CASH EQUIVALENTS                                             (1,397)         2,148
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                 4,417          1,119
                                                                             ---------      ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                   $   3,020      $   3,267
                                                                             =========      =========
SUPPLEMENTAL DISCLOSURES
     NONCASH INVESTING AND FINANCING ACTIVITIES:
        Purchase transactions-
           Treasury shares reissued                                          $      --      $   7,131
           Liabilities assumed                                                      --          8,227
        Loans to stockholders for exercise of stock options                      2,557            234
                                                                             =========      =========


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

         In January 1999, the manned check cashing business of Mr. Payroll Corporation ("Mr. Payroll"), a wholly owned subsidiary of the Company, was transferred to a new wholly owned, consolidated subsidiary. Through March 9, 1999, Mr. Payroll's remaining assets and liabilities, consisting of its automated check cashing machine ("CCM") business, and the results of its operations were included in the consolidated financial statements. Effective as of the close of business on March 9, 1999, Mr. Payroll sold, in a private placement, newly issued shares of its senior convertible Series A preferred stock and common stock. Mr. Payroll's name was subsequently changed to innoVentry Corp. ("innoVentry"). As of September 30, 1999, the Company owned 39.1% of the voting interest in innoVentry, and it is accounting for its investment and its share of the results of innoVentry's operations after March 9, 1999, by the equity method (see Note 3).

         The financial statements as of September 30, 1999 and 1998, and for the three month and nine month periods then ended are unaudited but, in management's opinion, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for such interim periods. Operating results for the three month and nine month periods are not necessarily indicative of the results that may be expected for the full fiscal year.

         Certain amounts in the consolidated financial statements for the three month and nine month periods ended September 30, 1998, have been reclassified to conform to the presentation format adopted in 1999. These reclassifications have no effect on the net income previously reported.

         These financial statements and related notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1998 Annual Report to Stockholders.

2. REVENUE RECOGNITION

Lending Operations o Pawn loans ("loans") are made on the pledge of tangible personal property. The Company accrues finance and service charge revenue on all loans that the Company deems collectible based on historical loan redemption statistics. For loans not repaid, the carrying value of the forfeited collateral ("merchandise held for disposition") is stated at the lower of cost (cash amount loaned) or market.

         Revenue is recognized at the time of disposition of merchandise. Interim customer payments for layaway sales are recorded as deferred revenue and subsequently recognized as revenue during the period in which final payment is received.

Check Cashing Operations o The Company records fees derived from its owned check cashing locations in the period in which the service is provided. Royalties derived from franchised locations are recorded on the accrual basis. Prior to the de-consolidation of the CCM business, CCM sales revenue was recorded upon installation and activation of the CCM.

Rental Operations o Tire and wheel rentals are paid on a weekly basis in advance and revenue is recorded when payment is received. Customers may return the tires and wheels at any time and have no obligation to complete the rental agreement. Rent-A-Tire, Inc. ("Rent-A-Tire") has also entered into agreements to operate and manage stores for unrelated investors. The investors own the stores and incur all costs to operate them. Management fees earned by Rent-A-Tire are recorded in revenue over the life of the agreement. In addition, Rent-A-Tire receives initial compensation for its efforts in constructing and opening each store.

3. ISSUANCE OF SUBSIDIARY'S STOCK

In March 1999, Wells Fargo Cash Centers, Inc. ("Cash Centers"), a wholly owned subsidiary of Wells Fargo Bank, N.A. ("Wells Fargo"), made a contribution to Mr. Payroll of $21.0 million of cash and assets valued at $6.0 million that primarily consisted of an existing network of approximately 200 automated teller machines operating in gaming establishments. In addition, Wells Fargo agreed to provide Mr. Payroll a $5.0 million revolving credit facility, up to $17.0 million in equipment lease financing, and cash for use in its CCMs and ATMs in specified markets at negotiated rates. In return, Cash Centers received newly issued shares of Mr. Payroll's senior convertible Series A preferred stock representing 45% of its voting interest. Also, certain members of the newly constituted management of Mr. Payroll subscribed for newly issued shares of common stock of Mr. Payroll, representing 10% of its voting interest. In addition, the Company assigned 10% of its senior convertible Series A preferred stock to the former owners of Mr. Payroll in consideration for the termination of an option issued in conjunction with the Company's original acquisition of Mr. Payroll. Mr. Payroll's name was subsequently changed to innoVentry.

Since March 1999, innoVentry has sold additional newly issued shares of common stock, reducing the Company's voting interest to 39.1%. The Company's ownership is represented by the shares of senior convertible Series A preferred stock issued in March 1999. The Company recognized a net gain of $1.0 million (after applicable income taxes of $3.3 million) as a result of the transactions described above.

4. ACQUISITIONS

During 1999, the Company acquired five pawnshops in purchase transactions for an aggregate cash consideration of $4.3 million. The excess purchase price over net assets acquired of $2.3 million is being amortized on a straight-line basis over the expected period of benefit of 20 to 40 years. Also during 1999, Rent-A-Tire acquired nine tire rental stores that it previously managed, in purchase transactions for $3.8 million of cash. The excess purchase price over net assets acquired of $2.4 million is being amortized on a straight-line basis over the expected period of benefit of 15 years.

5. LONG-TERM DEBT

The Company's long-term debt instruments and balances outstanding as of September 30 are as follows (balances in thousands of U.S. dollars):

                                                    1999         1998
                                                  --------     --------
U.S. Line of Credit up to $150 million
     due June 30, 2003                            $111,700     $100,000
U.K. Line of Credit up to(pound)10 million
     due April 30, 2001                             11,859        3,570
Swedish Lines of Credit up to SEK 215 million       15,060       20,263
8.33% senior unsecured notes due 2003               17,143       21,429
8.14% senior unsecured notes due 2007               20,000       20,000
7.10% senior unsecured notes due 2008               30,000       30,000
Capital lease obligations payable                    1,761        1,818
6.25% subordinated unsecured notes due 2004            500           --
                                                  --------     --------
                                                   208,023      197,080
Less current portion                                 4,706        4,625
                                                  --------     --------
Long-term debt                                    $203,317     $192,455
                                                  ========     ========

6. NET INCOME PER SHARE

The reconciliation of basic and diluted weighted average common shares outstanding for the three month and nine month periods ended September 30, follows (in thousands):

                                                                  Three Months Ended           Nine Months Ended
                                                                     September 30,               September 30,
                                                                ------------------------  -----------------------
                                                                   1999         1998         1999         1998
                                                                ----------- ------------  ----------- ------------
Weighted average shares - Basic                                      25,458       25,030       25,356       24,754
Effect of shares applicable to stock option plans                       522        1,355          942        1,409
Effect of shares applicable to nonqualified savings plan                 41           32           39           23
                                                                ----------- ------------  ----------- ------------
Weighted average shares - Diluted                                    26,021       26,417       26,337       26,186
                                                                ----------- ------------  ----------- ------------

7. OPERATING SEGMENT INFORMATION

The Company has two reportable operating segments in the lending industry and one each in the rental and check cashing industries. While the United States and foreign lending segments offer the same services, each is managed separately due to the different operational strategies required. The rental operation is managed separately because different services and products are offered thus requiring its own technical, marketing and operational strategy. The same is true with respect to the CCM operations, which the Company has not controlled since March 1999 (see Note 3).

Information concerning the segments is set forth below (in thousands):

                                              Lending
                             ----------------------------------
                              United                                  Check
                              States      Foreign       Total       Cashing (A)    Rental     Consolidated
                             --------     --------     --------     -----------   --------    -------------
Three Months Ended
September 30, 1999:
    Total revenue            $ 74,396     $  8,038     $ 82,434     $        --   $  3,134    $      85,568
    Income (loss)
      from operations           3,747        3,152        6,899              --       (149)           6,750
    Total assets at end of
         period               307,948       88,822      396,770          14,163     16,500          427,433
                             --------     --------     --------     -----------   --------    -------------
Three Months Ended
September 30, 1998:
    Total revenue              71,317        7,044       78,361           1,261        890           80,512
    Income (loss)
      from operations           6,410        3,089        9,499          (2,296)      (114)           7,089
    Total assets at end of
        period                306,065       79,047      385,112          18,856      5,304          409,272
                             ========     ========     ========     ===========   ========    =============
Nine Months Ended
September 30, 1999:
    Total revenue            $236,975     $ 23,108     $260,083     $       454   $  7,052    $     267,589
    Income (loss)
      from operations          19,024        9,056       28,080          (2,637)        66           25,509
                             --------     --------     --------     -----------   --------    -------------
Nine Months Ended
September 30, 1998:
    Total revenue             216,946       19,956      236,902           3,778      2,278          242,958
    Income (loss)
      from operations          21,153        8,575       29,728          (5,971)      (325)          23,432
                             ========     ========     ========     ===========   ========    =============

(A) Only CCM operations are included in 1999. See Note 3

8. SALE AND LEASEBACK

During July and September 1999, under sale-leaseback agreements, the Company sold certain buildings and improvements utilized in lending operations with a net book value of $4.2 million for $5.8 million cash. Annual payments under the operating lease agreements are $.7 million. The gain of $1.6 million is being amortized over the 15 year basic lease term.

9. LITIGATION

The Company is a defendant in certain lawsuits encountered in the ordinary course of its business. In the opinion of management, the resolution of these matters will not have a material adverse effect on the Company's financial position, results of operations or liquidity.

10. SUBSEQUENT EVENT

In October 1999, the Company, Cash Centers, and a third party each purchased $10 million of innoVentry's newly issued senior convertible Series B preferred stock. As a result of the transactions, the Company's voting interest in innoVentry was reduced to 38.5% from 39.1%.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

SUMMARY CONSOLIDATED FINANCIAL DATA
THIRD QUARTER ENDED SEPTEMBER 30, 1999 vs.
THIRD QUARTER ENDED SEPTEMBER 30, 1998
--------------------------------------------------------------------------------
(Dollars in thousands)

     The following table sets forth selected consolidated financial data with respect to the Company and its consolidated lending operations as of September 30, 1999 and 1998, and for the three months then ended.

                                                                     1999          1998          CHANGE
                                                                   --------      --------       --------
REVENUE
     Finance and service charges                                   $ 30,641      $ 30,096              2%
     Proceeds from disposition of merchandise                        50,824        48,022              6%
     Check cashing machine sales                                         --           401           (100)%
     Check cashing royalties and fees                                   969         1,103            (12)%
     Rental operations                                                3,134           890            252%
                                                                   --------      --------       --------
TOTAL REVENUE                                                        85,568        80,512              6%
                                                                   --------      --------       --------
COSTS OF REVENUE
     Disposed merchandise                                            34,774        31,106             12%
     Cost of check cashing machines sold                                 --           375           (100)%
     Rental operations                                                  879           234            276%
                                                                   --------      --------       --------
NET REVENUE                                                        $ 49,915      $ 48,797              2%
                                                                   ========      ========       ========
OTHER DATA
  CONSOLIDATED OPERATIONS:
     Net revenue contribution by source--
         Finance and service charges                                   61.4%         61.7%            --
         Margin on disposition of merchandise                          32.2%         34.7%            (7)%
         Check cashing operations                                       1.9%          2.3%           (17)%
         Rental operations                                              4.5%          1.3%           236%
     Expenses as a percentage of net revenue--
         Operations and administration                                 77.0%         75.9%             1%
         Depreciation and amortization                                  9.4%          9.6%            (2)%
         Interest, net                                                  6.9%          7.5%            (8)%
     Income from operations before depreciation
       and amortization as a percentage of total revenue               13.4%         14.6%            (8)%
     Income before income taxes as a percentage of total revenue        1.2%          4.3%           (72)%
                                                                   --------      --------       --------
  CONSOLIDATED LENDING OPERATIONS:
     Annualized yield on loans                                           91%           92%            (1)%
     Average loan balance per average location in operation        $    286      $    282              1%
     Average loan amount at end of period (not in thousands)       $    102      $    100              2%
     Margin on disposition of merchandise as a percentage
       of proceeds from disposition of merchandise                     31.6%         35.2%           (10)%
     Average annualized merchandise turnover                           2.0x          2.1x             (5)%
     Average merchandise held for disposition
       per average location                                        $    148      $    131             13%

     Lending locations in operation--
       Beginning of period                                              466           459
         Acquired                                                         2             2
         Start-ups                                                        1             2
         Combined or closed                                              --            (3)
       End of period                                                    469           460              2%
     Average number of locations in operation (a)                       468           460              2%
                                                                   ========      ========       ========

(a) Averages based on accumulation of month-end balances and dividing aggregate total by total months in the period.

NINE MONTHS ENDED SEPTEMBER 30, 1999 vs.
NINE MONTHS ENDED SEPTEMBER 30, 1998
--------------------------------------------------------------------------------
(Dollars in thousands)

     The following table sets forth selected consolidated financial data with respect to the Company and its consolidated lending operations as of September 30, 1999 and 1998, and for the nine months then ended.

                                                                     1999            1998           CHANGE
                                                                   ---------       ---------       ---------
REVENUE
     Finance and service charges                                   $  92,169       $  85,963               7%
     Proceeds from disposition of merchandise                        164,906         150,385              10%
     Check cashing machine sales                                          82           1,503             (95)%
     Check cashing royalties and fees                                  3,380           2,829              19%
     Rental operations                                                 7,052           2,278             210%
                                                                   ---------       ---------       ---------
TOTAL REVENUE                                                        267,589         242,958              10%
                                                                   ---------       ---------       ---------
COSTS OF REVENUE
     Disposed merchandise                                            110,266          96,692              14%
     Cost of check cashing machines sold                                  38           1,401             (97)%
     Rental operations                                                 1,767             630             180%
                                                                   ---------       ---------       ---------
NET REVENUE                                                        $ 155,518       $ 144,235               8%
                                                                   =========       =========       =========
OTHER DATA
  CONSOLIDATED OPERATIONS:
     Net revenue contribution by source--
         Finance and service charges                                    59.3%           59.6%             --
         Margin on disposition of merchandise                           35.1%           37.2%             (6)%
         Check cashing operations                                        2.2%            2.0%             10%
         Rental operations                                               3.4%            1.2%            183%
     Expenses as a percentage of net revenue--
         Operations and administration                                  74.1%           74.7%             (1)%
         Depreciation and amortization                                   9.5%            9.1%              5%
         Interest, net                                                   6.4%            6.9%             (7)%
     Income from operations before depreciation
       and amortization as a percentage of total revenue                15.1%           15.0%              1%
     Income before income taxes as a percentage of total revenue         4.3%            5.5%            (22)%
                                                                   ---------       ---------       ---------
  CONSOLIDATED LENDING OPERATIONS:
     Annualized yield on loans                                            96%             96%             --
     Average loan balance per average location in operation        $     277       $     274               1%
     Margin on disposition of merchandise as a percentage
       of proceeds from disposition of merchandise                      33.1%           35.7%             (7)%
     Average annualized merchandise turnover                            2.2x            2.3x              (4)%
     Average merchandise held for disposition
       per average location                                        $     142       $     128              11%

     Lending locations in operation--
       Beginning of period                                               464             401
         Acquired                                                          5              58
         Start-ups                                                         3               6
         Combined or closed                                               (3)             (5)
       End of period                                                     469             460               2%
     Average number of locations in operation (a)                        465             435               7%
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

           The Company expanded its lending operations during the twenty-one month period ended September 30, 1999, by adding a net sixty-eight locations. Ten locations were established, sixty-six operating units were acquired, and eight locations were combined or closed. As of September 30, 1999, the Company operated 469 lending units--417 in sixteen states in the United States, forty-one jewelry-only units in the United Kingdom, and eleven loan-only and primarily jewelry-only units in Sweden.

         During the first quarter of 1999, the Company restructured the business of its check cashing subsidiary, Mr. Payroll Corporation ("Mr. Payroll"), in a series of transactions designed to isolate and accelerate the development and deployment of the automated check cashing machine ("CCM"). In January 1999, the Company transferred its manned check cashing operations out of Mr. Payroll into a new, wholly owned subsidiary of the Company. As of September 30, 1999, the Company operated 134 franchised and 10 company owned manned check cashing centers, continuing to do business under the Mr. Payroll name, in twenty states compared to 128 franchised and 10 company owned centers as of September 30, 1998. Operations related to the development of CCMs remained in Mr. Payroll. On March 9, 1999, Wells Fargo Cash Centers, Inc. ("Cash Centers"), a wholly owned subsidiary of Wells Fargo Bank, N.A. ("Wells Fargo"), made a contribution to Mr. Payroll of $21.0 million of cash and assets valued at $6.0 million that primarily consisted of an existing network of approximately 200 automated teller machines operated in gaming establishments. In return, Cash Centers received newly issued shares of Mr. Payroll's senior convertible Series A preferred stock representing 45% of Mr. Payroll's voting interest. Also, certain members of the newly constituted management of Mr. Payroll subscribed for newly issued shares of common stock of Mr. Payroll, representing 10% of its voting interest. In addition, the Company assigned 10% of its Series A preferred stock to the former owners of Mr. Payroll in consideration for the termination of an option issued in conjunction with the Company's original acquisition of Mr. Payroll. Upon completion of the transactions, the Company's residual ownership interest in Mr. Payroll was 40.5%, Mr. Payroll was de-consolidated, and the Company began accounting for its investment and its share of the results of Mr. Payroll's operations after March 9, 1999, by the equity method. Mr. Payroll subsequently changed its name to innoVentry Corp. ("innoVentry"). Since March 1999, innoVentry has sold additional shares of newly issued common stock to certain employees, directors and consultants. As of September 30, 1999, the Company's ownership interest in innoVentry was 39.1%. See Note 3 of Notes to Consolidated Financial Statements.

         Through January 31, 1998, the Company had a 49% ownership interest in Express Rent A Tire, Ltd. ("Express") that was accounted for by the equity method of accounting. Effective February 1, 1998, the Company increased its ownership interest to 99.9% and reorganized the operations of Express into Rent-A-Tire. The acquisition of additional interests was accounted for as a purchase and, accordingly, the assets and liabilities of Rent-A-Tire and the results of its operations have been included in the consolidated financial statements since February 1, 1998. As of September 30, 1999, Rent-A-Tire owned and operated thirteen tire and wheel rental stores, including nine that were previously managed and were purchased in 1999, and it managed nineteen additional tire and wheel rental stores under the Rent-A-Tire name, including fourteen that were added during the first nine months of 1999.

RESULTS OF OPERATIONS

THIRD QUARTER ENDED SEPTEMBER 30, 1999, COMPARED TO THE
THIRD QUARTER ENDED SEPTEMBER 30, 1998

         Net Revenue: Consolidated. Consolidated net revenue increased 2% to $49.9 million during the third quarter ended September 30, 1999 (the "current quarter"), from $48.8 million during the third quarter ended September 30, 1998 (the "prior year quarter"). The net increase of 2% consisted of a 3% contribution from new lending units in operation for less than one year during the quarter, a 2% decrease in net revenue from same unit lending operations (those in operation for more than one year), and a 1% increase in check cashing and rental operations net revenue.

         Net Revenue: Lending Activities. Net revenue from lending operations increased $.4 million to $47.7 million during the current quarter from $47.3 million during the prior year quarter. The new lending units in operation for less than one year during the quarter contributed $.5 million of net revenue. The principal components of lending operations net revenue are finance and service charges, which increased $.6 million, and net revenue from the disposition of merchandise, which declined $.9 million. The remaining components, domestic manned check cashing operations and foreign check cashing operations, increased $.7 million.

         Fluctuations in finance and service charges are driven by changes in both the average outstanding balance of the pawn loan portfolio and the annualized yield on such loans. Finance and service charges increased a net amount of $.6 million, or 2%, in the current quarter over the prior year quarter primarily as a result of the addition of new lending units. Virtually all of the growth occurred in the United Kingdom's operations as a result of a 21% increase in average outstanding pawn loans, the effect of which was partially offset by a 2% decrease in annualized loan yield. The average investment in pawn loans, both domestically and in Sweden, remained constant compared to prior year averages as both the average number of loans outstanding and the average amount per outstanding loan remained relatively unchanged. While the domestic average outstanding loan balance remained constant, the balance outstanding declined 1% during the current quarter compared to a 7% increase during the prior year quarter. This decline is primarily attributable to a decrease in loan demand leading to a lower average loan amount and fewer loans outstanding at the end of the current quarter. Management believes this trend will continue, resulting in lower average domestic loan balances and finance and service charges until loan demand or customer count increases.

         The consolidated annualized loan yield, which represents the blended result as derived from the distinctive loan yields realized in the three countries in which the Company operates, was 91% in the current quarter compared to 92% in the prior year quarter. The domestic annualized loan yield was virtually unchanged at 114.5% for the current quarter compared to 114.3% for the prior year quarter. The blended yield on average foreign pawn loans outstanding was 52% for both the current quarter and the prior year quarter. Slightly higher loan yields on redeemed loans in Sweden were offset by a slightly lower loan yield on redeemed loans in the United Kingdom and marginally lower returns on the disposition of unredeemed collateral at auction in both countries.

         Net revenue from the disposition of merchandise represents the proceeds received from the disposition of merchandise in excess of the cost of merchandise disposed. Proceeds from the disposition of merchandise in the current quarter were $2.8 million, or 6%, higher than the prior year quarter primarily due to a $2.2 million increase from same units. The margin on disposition of merchandise declined to 31.6% in the current quarter from 35.2% during the prior year quarter. Excluding the effect of the disposition of scrap jewelry, the margin on disposition of merchandise fell to 33.2% for the current quarter from 36.6% in the prior year quarter primarily due to price discounting and a higher average cost of items disposed. The margin on disposition of scrap jewelry was negligible contributing to the lower overall margin on all merchandise disposed in the current quarter. The net result of the increased proceeds and reduced margin was a $.9 million, or 5%, decrease in net revenue from the disposition of merchandise. The merchandise turnover rate declined to
2.0 times in the current quarter compared to 2.1 times in the prior year quarter due to higher average merchandise balances. In order to maintain merchandise at desired levels over the remainder of 1999, additional price discounting may be necessary, which may result in continued downward pressure on the Company's margin on disposition of merchandise.

         Net Revenue: Other Activities. The restructuring of the Company's check cashing operations and de-consolidation of innoVentry caused a decline in other net revenue in the current year quarter of $1.0 million from the prior year quarter. Following de-consolidation, the Company began accounting for its investment in innoVentry by the equity method and, accordingly, the Company's share of the results of operations of innoVentry is recorded in "Equity in loss of unconsolidated subsidiary."

         Net revenue of Rent-A-Tire increased to $2.3 million in the current quarter from $.6 million for the prior year quarter primarily due to the acquisitions of nine stores and an increase in the number of managed stores to 19 at September 30, 1999.

         Operations and Administration Expenses. Consolidated operations and administration expenses as a percentage of net revenue increased to 77% in the current quarter compared to 76% for the prior year quarter primarily due to higher operations expenses in the domestic lending and rental segments that were partially offset by a $3.0 million decline resulting from the de-consolidation of innoVentry. Total operations and administration expenses, excluding innoVentry, increased $4.4 million, or 13%, in the current quarter as compared to the prior year quarter. Domestic lending operations contributed $1.7 million of the increase as a result of higher personnel, selling, and administration expenses primarily attributable to new units which accounted for $1.3 million of the domestic increase. Domestic manned check cashing operations accounted for $.8 million of the increase including $.2 million of losses from fraudulently cashed income tax refund checks. Foreign lending operations contributed $.4 million of the increase and Rent-A-Tire accounted for the remaining $1.5 million of the increase as a result of the expansion of its operations.

         Depreciation and Amortization. Depreciation and amortization expenses as a percentage of net revenue were 9% in both the current quarter and the prior year quarter. The amount of depreciation and amortization expenses was approximately the same in both periods.

         Interest Expense. Net interest expense as a percentage of net revenue declined to 6.9% in the current quarter from 7.5% in the prior year quarter. The amount decreased a net $.2 million, or 6.4%, due to the effect of a 11.5% reduction in the Company's blended borrowing costs that was partially offset by a higher average debt balance. The effective blended borrowing cost decreased to 6.5% in the current quarter from 7.4% in the prior year quarter. Average debt outstanding increased 5.8% to $208.6 million during the current quarter from $197.1 million during the prior year quarter due to the Company's expansion and investments in innoVentry and Rent-A-Tire during the last twelve months.

         Other Items. Equity in the loss of unconsolidated subsidiary includes $2.2 million of losses in the current quarter from the Company's equity interest in the losses incurred by innoVentry following its de-consolidation. The Company anticipates that these losses will increase as innoVentry expands its operations.

         Income Taxes. The Company's consolidated effective income tax rate increased to 57% for the current quarter from 39% for the prior year quarter. The effective tax rate of the domestic lending operations increased to 56% for the current quarter compared to 40% for the prior year quarter primarily due to a greater proportion of non-deductible items in relation to pre-tax income in the current quarter. The effective tax rate of the foreign lending operations decreased to 31% for the current quarter from 32% for the prior year quarter as a result of a tax rate reduction on April 1, 1999, in the United Kingdom as well as a greater proportion of the foreign income in the current quarter being earned in Sweden, which has a lower tax rate than the United Kingdom. The Company has recognized deferred tax benefits from the equity losses arising from its investment in innoVentry. However, the Company anticipates that innoVentry's losses incurred after October 1999 will not provide recognizable tax benefits until it is more likely than not that such benefits will be realized. As a result, it is likely that the Company's consolidated effective income tax rate will increase in late 1999.

NINE MONTHS ENDED SEPTEMBER 30, 1999, COMPARED TO THE
NINE MONTHS ENDED SEPTEMBER 30, 1998

         Net Revenue: Consolidated. Consolidated net revenue increased 8% to $155.5 million during the nine months ended September 30, 1999 (the "current period"), from $144.2 million during the nine months ended September 30, 1998 (the "prior year period"). Of the 8% increase, 4% was attributable to the new lending units in operation for less than one year during the current period, 2% was attributable to the domestic and foreign manned check cashing operations, 1% was attributable to gains from same unit lending operations, and 1% was attributable to net increases in the CCM and rental operations of the Company.

         Net Revenue: Lending Activities. Net revenue from lending operations increased $9.6 million to $149.8 million during the current period from $140.2 million during the prior year period. The new lending units in operation for less than one year during the current period contributed $6.0 million of the increase, same units contributed $1.1 million, and domestic and foreign check cashing operations contributed $2.5 million of the increase. Finance and service charges, net revenue from the disposition of merchandise, and domestic manned check cashing operations combined with foreign check cashing operations accounted for $6.2 million, $.9 million, and $2.5 million, respectively, of the total increase.

         The finance and service charges net increase of $6.2 million was primarily attributable to an 8% increase in the average outstanding balance of pawn loans. This increase accounted for $6.8 million in additional revenue, while a fractionally lower annualized loan yield resulted in a $.6 million decline. Same units contributed $2.9 million of the $6.2 million net increase.

         The consolidated annualized loan yield was constant at 96% in both the current period and the prior year period. The domestic annualized loan yield was 122% for the current period compared to 123% for the prior year period. The loan yield decline can be attributed to a higher concentration of lower-yielding loans in the portfolio. The higher concentration arises from higher loan amounts in some markets and the expansion into lower-yielding markets during 1998. The blended yield on average foreign pawn loans outstanding increased to 53% for the current period from 52% in the prior year period primarily due to improved yields on redeemed loans in Sweden.

         Proceeds from the disposition of merchandise in the current period were $14.5 million, or 10%, higher than the prior year period. Same unit increases accounted for $6.3 million of the $14.5 million increase. The margin on disposition of merchandise declined to 33.1% in the current period from 35.7% during the prior year period. The margin from the disposition of scrap jewelry decreased $.9 million in the current period as compared to the prior year period mostly due to the decline in the average price of gold during the period. Excluding the effect of the disposition of scrap jewelry, the margin on disposition of merchandise was 34.9% for the current period compared to 37.1% in the prior year period. The net result was a $.9 million, or 2%, increase in net revenue from the disposition of merchandise. The merchandise turnover rate decreased slightly to
2.2 times from 2.3 times in the prior year period.

         Net Revenue: Other Activities. The restructuring of the Company's check cashing operations and de-consolidation of innoVentry resulted in a decline in other net revenue in the current period of $2.0 million from the prior year period.

         Net revenue of Rent-A-Tire increased to $5.3 million in the current period from $1.6 million for the prior year period primarily due to the acquisitions of nine stores and an increase in the number of managed stores to nineteen at September 30, 1999. Also, prior to February 1, 1998, the Company's 49% share of earnings or losses of Rent-A-Tire's predecessor was recorded in "Equity in loss of unconsolidated subsidiary."

         Operations and Administration Expenses. Consolidated operations and administration expenses as a percentage of net revenue were 74% in the current period compared to 75% for the prior year period. Excluding the effect of innoVentry's operations and administration expenses and net revenues, the ratios were 72% in the current period and 70% in the prior year period. Total operations and administration expenses, excluding innoVentry, increased $12.3 million in the current period as compared to the prior year period. Domestic lending operations contributed $6.6 million of the increase primarily due to higher personnel, occupancy, and other administrative expenses mostly attributable to new units that accounted for $5.4 million of the increase. Domestic manned check cashing operations accounted for $1.9 million of the increase and foreign lending operations contributed $1.0 million. The expenses of Rent-A-Tire comprised $2.8 million of the increase due to the growth in the number of tire rental stores in operation.

         Depreciation and Amortization. Depreciation and amortization expenses as a percentage of net revenue increased to 10% in the current period from 9% in the prior year period. Depreciation and amortization expenses increased 13% principally due to the effect of the increase in additional lending units during 1998 and the number of tire rental stores.

         Interest Expense. Net interest expense as a percentage of net revenue decreased to 6.4% in the current period from 6.9% in the prior year period. The amount increased $.1 million, or 1%, primarily due to the effect of a higher average debt balance outstanding to support increased growth of operations and investments in subsidiaries that was virtually offset by a lower effective blended borrowing cost. Average debt outstanding increased 16% to $200.1 million during the current period from $173.1 million during the prior year period. The effective blended borrowing cost declined to 6.7% for the current period from 7.7% for the prior year period.

         Other Items. Equity in the loss of unconsolidated subsidiary includes $5.1 million of losses in the current period from the Company's equity interest in the losses incurred by innoVentry after its de-consolidation. The prior year period includes $80 thousand of losses attributable to the Company's equity interest in the losses of Express prior to its consolidation on February 1, 1998.

         The Company recorded a gain of $1.0 million, net of applicable income taxes, as a result of the transactions described above involving innoVentry.

         Income Taxes. The Company's consolidated effective income tax rate, excluding the effect of the income taxes recorded on the reduction of its equity interest in the CCM business, increased to 41% for the current period from 38% for the prior year period. The effective tax rate of the domestic lending operations increased to 41% in the current period from 39% in the prior year period primarily as a result of higher non-deductible items in relation to pre-tax income in the current period. The effective tax rate of the foreign lending operations decreased to 31% for the current period from 33% for the prior year period primarily due to a greater proportion of foreign income in the current period being earned in Sweden and a reduction in the United Kingdom tax rate on April 1, 1999.

LIQUIDITY AND CAPITAL RESOURCES

         In management's opinion, the Company's cash flow and liquidity remain strong. Cash and cash equivalents decreased $1.4 million to $3.0 million at September 30, 1999, from $4.4 million at December 31, 1998. During the current period, $13.7 million of cash was provided by net operating activities, $18.7 million was provided by borrowings under bank lines of credit, $5.8 million was provided by the sale of property and equipment and $1.4 million was provided by the issuance of common shares pursuant to the Company's stock option plans. The cash increases were offset by the Company's investments of $8.1 million to acquire five lending units and nine tire rental stores and $15.1 million for capital expenditures, including $3.3 million related to Mr. Payroll's CCM operations while consolidated. As a result of the de-consolidation of the CCM operations following the transactions described above, cash was reduced by $4.8 million. The Company also advanced $.6 million on a short-term basis to innoVentry following the de-consolidation. In addition, the Company increased its pawn loan balances by $4.3 million, repaid $4.6 million of notes payable and capital lease obligations, paid $1.0 million in dividends and purchased $2.5 million of treasury shares.

         As a result of the transactions described above involving innoVentry, the Company has eliminated its obligation to continue to fund the development and deployment of the CCM while remaining in a position to share in innoVentry's growth potential. However, in October 1999, the Company, Cash Centers, and a third party each purchased $10 million of innoVentry's newly issued senior convertible Series B preferred stock. As a result, the Company's voting interest in innoVentry declined to 38.5%. In the event innoVentry requires additional capital in the future, the Company may make additional investments. In the event the Company does not participate in additional capital fundings of innoVentry, the Company's ownership interest will be diluted. Management believes that innoVentry intends to continue to develop and market the CCM as a financial services machine. The Company anticipates that innoVentry will incur future losses until sufficient revenues are generated from its sales and operations.

         The Company may add up to 5 additional lending units during the remainder of 1999, for a net addition of approximately 10 units for the full year. These additions may occur through a combination of new openings and acquisitions of existing locations. Rent-

A-Tire has purchased nine tire rental stores during the first nine months of 1999 and may purchase up to five additional stores during the remainder of the year.

         Through September 30, 1999, the Company purchased 320,000 shares of its common stock in the open market for an aggregate amount of $2.5 million. On October 19, 1999, the Company's Board of Directors terminated the open market purchase authorization established in 1997 and established a new authorization for the purchase of up to one million shares of its common stock in the open market. Purchases may be made from time to time and it is expected that funding of the program will come from operating cash flow and existing bank facilities.

         Management believes that borrowings available under its revolving credit facilities, cash generated from operations and current working capital of $227.7 million should be sufficient to meet the Company's anticipated future capital requirements.

IMPACT OF FOREIGN CURRENCY EXCHANGE RATES

         The Company is subject to the risk of unexpected changes in foreign currency rates by virtue of its operations in the United Kingdom and Sweden. The Company's foreign assets, liabilities, and earnings are converted into U.S. dollars for consolidation into the Company's financial statements. At September 30, 1999, the Company had recorded a cumulative other comprehensive loss of $2.7 million as a result of fluctuations in foreign currency exchange rates. Future earnings and comparisons with prior periods reported by the Company may fluctuate depending on applicable currency exchange rates in effect during the periods.

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

         Currently, the Company believes that its Year 2000 identification, assessment, and remediation efforts related to those systems most critical to continuing operations are substantially complete. While the majority of the testing efforts have been completed, the Company anticipates that additional testing will occur after September 30, 1999, on other support systems. The Company believes that its pawnshop operating systems constitute its only critical internal business systems. The Company's proprietary pawnshop operating system used in its domestic lending business has been upgraded and tested for Year 2000 compliance. The Company is in the process of upgrading its Sweden pawnshop operating system for Year 2000 compliance. As of September 30, 1999, the upgrade has been completed for the majority of the Sweden pawnshops and the remainder are scheduled to be upgraded by November 30, 1999. A proprietary pawnshop operating system for the Company's United Kingdom lending operations has been developed, implemented and tested for Year 2000 compliance. During the year, the Company upgraded its accounting applications, human resources, and payroll software systems to a version that its vendor has represented is Year 2000 compliant. Testing to ensure compliance was completed in October 1999.

         The Company has completed the assessment of its non-IT systems issues and completed its remediation and testing efforts in October 1999.

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

         Estimated Year 2000 Costs. The Company currently estimates that its total Year 2000 project cost will be approximately $2.7 million to $3.0 million. Through September 30, 1999, the Company has expended approximately $2.3 million. Costs to replace computerized systems, hardware or equipment (currently estimated to be approximately $1.7 million to $1.8 million) are included in the above estimate. The remaining costs include estimated internal and external costs to repair software problems, test all systems, and acquire license upgrades that have been accelerated due to Year 2000 issues. No major non-Year 2000 projects have been deferred because of Year 2000 activities. The Company has funded, and expects to continue to fund, the expenditures related to its Year 2000 initiatives either through cash generated from operations and current working capital, or its existing revolving credit facilities.

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

         Contingency Planning. The Company has completed a comprehensive contingency plan with respect to the Year 2000 issue. The Company's lending operations can operate, if necessary, on a manual, non-computerized basis. As part of the contingency plan, manual operating procedures will be reviewed with the store personnel during the fourth quarter of 1999. Due to the widespread nature of potential Year 2000 issues, the contingency planning process is an ongoing one which may require further modifications as the Company obtains additional information regarding (1) the Company's progress on critical internal business systems during the remediation and testing phases; and (2) the status of third party Year 2000 readiness. Depending on the systems affected, these plans could include accelerated replacement of affected software or equipment, increased work hours for Company personnel or contract personnel to accelerate remediation efforts, or development of manual workarounds for information systems. If the Company is required to implement any of these contingency plans, the implementation could have an adverse effect on the Company's financial condition and results of operations.

DOMESTIC LENDING OPERATIONS
================================================================================
(Dollars in thousands)

     The following table sets forth selected financial data for the Company's domestic lending operations as of September 30, 1999 and 1998, and for the three months then ended.

                                                                       1999          1998         Change
                                                                     --------      --------       --------
REVENUE
     Finance and service charges                                     $ 24,107      $ 24,076             --
     Proceeds from disposition of merchandise                          49,516        47,241              5%
     Check cashing royalties and fees                                     773            --             --
                                                                     --------      --------       --------
TOTAL REVENUE                                                          74,396        71,317              4%
                                                                     --------      --------       --------
COSTS OF REVENUE
     Disposed merchandise                                              33,760        30,452             11%
                                                                     --------      --------       --------
NET REVENUE                                                          $ 40,636      $ 40,865             (1)%
                                                                     ========      ========       ========
OTHER DATA
     Net revenue contribution by source--
         Finance and service charges                                     59.3%         58.9%            --
         Margin on disposition of merchandise                            38.8%         41.1%            (6)%
         Check cashing royalties and fees                                 1.9%           --             --

     Expenses as a percentage of net revenue--
         Operations and administration                                   80.9%         74.4%             9%
         Depreciation and amortization                                    9.9%          9.9%            --
         Interest, net                                                    6.2%          6.7%            (7)%

     Income from operations before depreciation
       and amortization as a percentage of total revenue                 10.4%         14.7%           (29)%
     Income before income taxes as a percentage of total revenue          1.7%          5.2%           (68)%

     Annualized yield on loans                                            115%          114%             1%
     Average loan balance per average location in operation          $    201      $    204             (1)%
     Average loan amount at end of period (not in thousands)         $     79      $     80             (1)%
     Margin on disposition of merchandise as a percentage
       of proceeds from disposition of merchandise                       31.8%         35.5%           (10)%
     Average annualized merchandise turnover                              2.0x          2.1x            (5)%
     Average merchandise held for disposition
       per average location                                          $    160      $    143             12%

     Lending locations in operation--
       Beginning of period                                                414           409
         Acquired                                                           2             2
         Start-ups                                                          1             2
         Combined or closed                                                --            (3)
       End of period                                                      417           410              2%
     Average number of locations in operation (a)                         416           410              1%
                                                                     ========      ========       ========

(a) Averages based on accumulation of month-end balances and dividing aggregate total by total months in the period.

DOMESTIC LENDING OPERATIONS
================================================================================
(Dollars in thousands)

     The following table sets forth selected financial data for the Company's domestic lending operations as of September 30, 1999 and 1998, and for the nine months then ended.

                                                                        1999            1998           Change
                                                                      ---------       ---------       ---------
REVENUE
     Finance and service charges                                      $  73,074       $  68,533               7%
     Proceeds from disposition of merchandise                           161,461         148,413               9%
     Check cashing royalties and fees                                     2,440              --              --
                                                                      ---------       ---------       ---------
TOTAL REVENUE                                                           236,975         216,946               9%
                                                                      ---------       ---------       ---------
COSTS OF REVENUE
     Disposed merchandise                                               107,389          95,090              13%
                                                                      ---------       ---------       ---------
NET REVENUE                                                           $ 129,586       $ 121,856               6%
                                                                      =========       =========       =========
OTHER DATA
     Net revenue contribution by source--
         Finance and service charges                                       56.4%           56.2%             --
         Margin on disposition of merchandise                              41.7%           43.8%             (5)%
         Check cashing royalties and fees                                   1.9%             --              --

     Expenses as a percentage of net revenue--
         Operations and administration                                     75.6%           73.4%              3%
         Depreciation and amortization                                      9.7%            9.3%              4%
         Interest, net                                                      5.7%            5.9%             (3)%

     Income from operations before depreciation
       and amortization as a percentage of total revenue                   13.4%           14.9%            (10)%
     Income before income taxes as a percentage of total revenue            4.9%            6.4%            (23)%

     Annualized yield on loans                                              122%            123%             (1)%
     Average loan balance per average location in operation           $     194       $     193               1%
     Margin on disposition of merchandise as a percentage
       of proceeds from disposition of merchandise                         33.5%           35.9%             (7)%
     Average annualized merchandise turnover                                2.2x            2.3x             (4)%
     Average merchandise held for disposition
       per average location                                           $     155       $     142               9%

     Lending locations in operation--
       Beginning of period                                                  414             352
         Acquired                                                             3              57
         Start-ups                                                            3               6
         Combined or closed                                                  (3)             (5)
       End of period                                                        417             410               2%
     Average number of locations in operation (a)                           414             385               8%
                                                                      =========       =========       =========

(a) Averages based on accumulation of month-end balances and dividing aggregate total by total months in the period.

FOREIGN LENDING OPERATIONS
================================================================================
(Dollars in thousands)

     The following table sets forth selected consolidated financial data in U.S. dollars for Harvey & Thompson, Ltd. and Svensk Pantbelaning as of September 30, 1999 and 1998, and for the three months then ended, using the following currency exchange rates:
--------------------------------------------------------------------------------

                                                                            1999          1998      Change
                                                                          --------      --------    ------
Harvey & Thompson, Ltd. (U.K. pound sterling per U.S. dollar)--
     Balance sheet data - end of period rate                                 .6071         .5882        (3)%
     Income statement data - three months average rate                       .6245         .6040        (3)%
Svensk Pantbelaning (Swedish Kronor per U.S. dollar)--
     Balance sheet data - end of period rate                                8.1441        7.8438        (4)%
     Income statement data - three months average rate                      8.3119        8.0026        (4)%
                                                                          --------      --------    ------


                                                                            1999          1998      Change
                                                                          --------      --------    ------
REVENUE
     Finance and service charges                                          $  6,534      $  6,020         9%
     Proceeds from disposition of merchandise                                1,308           781        67%
     Check cashing fees                                                        196           243       (19)%
                                                                          --------      --------    ------
TOTAL REVENUE                                                                8,038         7,044        14%
                                                                          --------      --------    ------
COSTS OF REVENUE
     Disposed merchandise                                                    1,014           654        55%
                                                                          --------      --------    ------
NET REVENUE                                                               $  7,024      $  6,390        10%
                                                                          ========      ========    ======
OTHER DATA
     Net revenue contribution by source--
         Finance and service charges                                          93.0%         94.2%       (1)%
         Margin on disposition of merchandise                                  4.2%          2.0%      110%
         Check cashing fees                                                    2.8%          3.8%      (27)%

     Expenses as a percentage of net revenue--
         Operations and administration                                        48.3%         46.1%        5%
         Depreciation and amortization                                         6.8%          5.6%       23%
         Interest, net                                                         4.3%          7.7%      (44)%

     Income from operations before depreciation
       and amortization as a percentage of total revenue                      45.2%         48.9%       (8)%
     Income before income taxes as a percentage of total revenue              35.4%         36.8%       (4)%

     Annualized yield on loans                                                  52%           52%       --
     Average loan balance per average location in operation               $    967      $    924         5%
     Average loan amount at end of period (not in thousands)              $    189      $    179         6%
     Margin on disposition of merchandise as a percentage
       of proceeds from disposition of merchandise                            22.5%         16.3%       38%
     Average annualized merchandise turnover                                   1.6x          1.8x      (11)%
     Average merchandise held for disposition
      per average location                                                $     50      $     28        79%
     Lending locations in operation--
       Beginning of period                                                      52            50
         Acquired                                                               --            --
         Start-ups                                                              --            --
         Combined or closed                                                     --            --
       End of period                                                            52            50         4%
     Average number of locations in operation (a)                               52            50         4%
                                                                          ========      ========    ======

(a) Averages based on accumulation of month-end balances and dividing aggregate total by total months in the period.

FOREIGN LENDING OPERATIONS
================================================================================
(Dollars in thousands)

     The following table sets forth selected consolidated financial data in U.S. dollars for Harvey & Thompson, Ltd. and Svensk Pantbelaning as of September 30, 1999 and 1998, and for the nine months then ended, using the following currency exchange rates:
--------------------------------------------------------------------------------

                                                                       1999          1998      Change
                                                                     --------      --------    ------
Harvey & Thompson, Ltd. (U.K. pound sterling per U.S. dollar)--
     Income statement data - nine months average rate                   .6200         .6054        (2)%
Svensk Pantbelaning (Swedish Kronor per U.S. dollar)--
     Income statement data - nine months average rate                  8.2381        7.9522        (4)%
                                                                     --------      --------    ------


                                                                       1999          1998      Change
                                                                     --------      --------    ------
REVENUE
     Finance and service charges                                     $ 19,095      $ 17,430        10%
     Proceeds from disposition of merchandise                           3,445         1,972        75%
     Check cashing fees                                                   568           554         3%
                                                                     --------      --------    ------
TOTAL REVENUE                                                          23,108        19,956        16%
                                                                     --------      --------    ------
COSTS OF REVENUE
     Disposed merchandise                                               2,877         1,602        80%
                                                                     --------      --------    ------
NET REVENUE                                                          $ 20,231      $ 18,354        10%
                                                                     ========      ========    ======
OTHER DATA
     Net revenue contribution by source--
         Finance and service charges                                     94.4%         95.0%       (1)%
         Margin on disposition of merchandise                             2.8%          2.0%       40%
         Check cashing fees                                               2.8%          3.0%       (7)%

     Expenses as a percentage of net revenue--
         Operations and administration                                   47.8%         47.5%        1%
         Depreciation and amortization                                    7.4%          5.8%       28%
         Interest, net                                                    4.8%          9.2%      (48)%

     Income from operations before depreciation
       and amortization as a percentage of total revenue                 45.7%         48.3%       (5)%
     Income before income taxes as a percentage of total revenue         35.0%         34.5%        1%

     Annualized yield on loans                                             53%           52%        2%
     Average loan balance per average location in operation          $    951      $    899         6%
     Margin on disposition of merchandise as a percentage
       of proceeds from disposition of merchandise                       16.5%         18.8%      (12)%
     Average annualized merchandise turnover                              1.9x          1.7x       12%
     Average merchandise held for disposition
       per average location                                          $     40      $     25        60%

     Lending locations in operation--
       Beginning of period                                                 50            49
         Acquired                                                           2             1
         Start-ups                                                         --            --
         Combined or closed                                                --            --
       End of period                                                       52            50         4%
     Average number of locations in operation (a)                          51            50         2%
                                                                     ========      ========    ======

(a) Averages based on accumulation of month-end balances and dividing aggregate total by total months in the period.

OTHER OPERATIONS
================================================================================
(Dollars in thousands)

     The following table sets forth selected financial data with respect to the Company's other domestic operations as of September 30, 1999 and 1998, and for the three months then ended.

                                                                1999          1998      Change
                                                              --------      --------    ------
CHECK CASHING OPERATIONS (a):
REVENUE
     Check cashing machine sales                              $     --      $    401      (100)%
     Check cashing royalties and fees                               --           860      (100)%
                                                              --------      --------    ------
TOTAL REVENUE                                                       --         1,261      (100)%
                                                              --------      --------    ------
COSTS OF REVENUE
     Cost of check cashing machines sold                            --           375      (100)%
                                                              --------      --------    ------
NET REVENUE                                                   $     --      $    886      (100)%
                                                              ========      ========    ======

RENTAL OPERATIONS:
REVENUE
     Tire and wheel rentals                                   $  1,547      $    552       180%
     Management fees                                             1,060           291       264%
     Tire and wheel sales                                          288            22      1209%
     Lease income and other                                        239            25       856%
                                                              --------      --------    ------
TOTAL REVENUE                                                    3,134           890       252%
                                                              --------      --------    ------
COSTS OF REVENUE
     Tire and wheel rentals                                        665           217       206%
     Tire and wheel sales                                          214            17      1159%
                                                              --------      --------    ------
NET REVENUE                                                   $  2,255      $    656       244%
                                                              ========      ========    ======
OTHER DATA
     Owned rental locations--
          Rental agreements outstanding at end of period      $  4,319      $  1,374       214%
          Average balance per rental agreement
             at end of period (not in thousands)              $    905      $    894         1%
          Locations in operation at end of period                   13             4       225%
          Average locations in operation for the period (b)         13             4       225%
     Managed rental locations--
          Locations in operation at end of period                   19            10        90%
          Average locations in operation for the period (b)         15             9        67%
                                                              ========      ========    ======

(a) Only CCM operations are included in 1999. See Note 3 of Notes to Consolidated Financial Statements.

(b) Averages based on accumulation of month-end balances and dividing aggregate total by total months in the period.

OTHER OPERATIONS
================================================================================
(Dollars in thousands)

     The following table sets forth selected financial data with respect to the Company's other domestic operations as of September 30, 1999 and 1998, and for the nine months then ended.

                                                               1999       1998      Change
                                                              ------     ------     ------
CHECK CASHING OPERATIONS (a):
REVENUE
     Check cashing machine sales                              $   82     $1,503        (95)%
     Check cashing royalties and fees                            372      2,275        (84)%
                                                              ------     ------     ------
TOTAL REVENUE                                                    454      3,778        (88)%
                                                              ------     ------     ------
COSTS OF REVENUE
     Cost of check cashing machines sold                          38      1,401        (97)%
                                                              ------     ------     ------
NET REVENUE                                                   $  416     $2,377        (82)%
                                                              ======     ======     ======

RENTAL OPERATIONS:
REVENUE
     Tire and wheel rentals                                   $3,396      1,530        122%
     Management fees                                           2,438        629        288%
     Tire and wheel sales                                        589         57        933%
     Lease income and other                                      629         62        915%
                                                              ------     ------     ------
TOTAL REVENUE                                                  7,052      2,278        210%
                                                              ------     ------     ------
COSTS OF REVENUE
     Tire and wheel rentals                                    1,330        586        127%
     Tire and wheel sales                                        437         44        893%
                                                              ------     ------     ------
NET REVENUE                                                   $5,285     $1,648        221%
                                                              ======     ======     ======
OTHER DATA
     Owned rental locations--
          Average locations in operation for the period (b)        9          4        125%
     Managed rental locations--
          Average locations in operation for the period (b)       14          6        133%
                                                              ======     ======     ======

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

                                                       PART II

Item 1.           LEGAL PROCEEDINGS

                  See Note 9 of Notes to Consolidated Financial Statements

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

                           Not Applicable

Item 5.           OTHER INFORMATION

                           Not Applicable

Item 6.           EXHIBITS AND REPORTS ON FORM 8-K

                  (a)      Exhibits

                           10.1 Second Supplement (September 29, 1999) to Note Agreement between the Company and the various Purchasers named therein dated as of December 1, 1997.

                           10.2 Fifth Supplement (September 29, 1999) to Note Agreement between the Company and Teachers Insurance and Annuity Association of America dated as of July 7, 1995.

                           10.3 Eighth Supplement (September 29, 1999) to Note Agreement between the Company and Teachers Insurance and Annuity Association of America dated as of May 6, 1993.

                           10.4 Fifth Amendment (September 15, 1999) to Senior Revolving Credit Facility Agreement among the Company and the various Banks named therein dated June 19, 1996.

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

                        CASH AMERICA INTERNATIONAL, INC.
           -----------------------------------------------------------
                                  (Registrant)



                         BY: /s/ Thomas A. Bessant, Jr.
               ---------------------------------------------------

                             Thomas A. Bessant, Jr.
                          Executive Vice President and
                             Chief Financial Officer


                             Date: November 12, 1999

                               INDEX TO EXHIBITS


EXHIBIT
NUMBER               DESCRIPTION
-------              -----------
10.1       Second Supplement (September 29, 1999) to Note Agreement between the
           Company and the various Purchasers named therein dated as of December
           1, 1997.

10.2       Fifth Supplement (September 29, 1999) to Note Agreement between the
           Company and Teachers Insurance and Annuity Association of America dated as of July 7, 1995.

10.3       Eighth Supplement (September 29, 1999) to Note Agreement between the
           Company and Teachers Insurance and Annuity Association of America dated as of May 6, 1993.

10.4       Fifth Amendment (September 15, 1999) to Senior Revolving Credit
           Facility Agreement among the Company and the various Banks named therein dated June 19, 1996.

27         Financial Data Schedule