Form 10-K
period 1999-12-31
CASH AMERICA INTERNATIONAL INC
filed 2000-04-14
CIK 807884

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of 24,213,052 shares of the registrant's common stock held by nonaffiliates on March 8, 2000 was approximately $284,503,400.

     At March 8, 2000 there were 25,259,601 shares of the registrant's Common Stock, $.10 par value, issued and outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     The Registrant's Annual Report to Shareholders for the year ended December 31, 1999 and the definitive Proxy Statement pertaining to the 2000 Annual Meeting of Shareholders are incorporated herein by reference into Parts II and IV, and Part III, respectively.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        CASH AMERICA INTERNATIONAL, INC.

                          YEAR ENDED DECEMBER 31, 1999

                               INDEX TO FORM 10-K

PART I......................................................................................................1
       Item 1.  Business ...................................................................................1
       Item 2.  Properties.................................................................................13
       Item 3.  Legal Proceedings..........................................................................16
       Item 4.  Submission of Matters to a Vote of Security Holders........................................16

PART II....................................................................................................16
       Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters......................16
       Item 6.  Selected Financial Data....................................................................16
       Item 7.  Management's Discussion and Analysis of Results of Operations and Financial Condition......16
       Item 8.  Financial Statements and Supplementary Data................................................16
       Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure ......17

PART III...................................................................................................17
       Item 10. Directors and Executive Officers of the Registrant.........................................17
       Item 11. Executive Compensation.....................................................................17
       Item 12. Security Ownership of Certain Beneficial Owners and Management.............................17
       Item 13. Certain Relationships and Related Transactions.............................................17

PART IV....................................................................................................17
       Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K...........................17

SIGNATURES.................................................................................................19

                                  INTRODUCTION

     Cash America International, Inc. (the "Company") was incorporated in Texas on October 4, 1984, to succeed to the business, assets and liabilities of a predecessor corporation formed one year earlier to engage in the pawnshop business. As of December 31, 1999, the Company owns pawnshops through wholly-owned subsidiaries in sixteen states and the United Kingdom and Sweden. The Company also provides check cashing services in nineteen states through its subsidiary Mr. Payroll Corporation and rental of tires and wheels in one state through its subsidiary Rent-A-Tire, Inc. The Company's principal executive offices are located at 1600 West Seventh Street, Fort Worth, Texas 76102, and its telephone number is (817) 335-1100. As used herein, the "Company" includes Cash America International, Inc. and its subsidiaries.

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

     The Company contracts for a finance and service charge to compensate it for the use of the funds advanced. The finance and service charge is typically calculated as a percentage of the loan amount based on the size and duration of the transaction, in a manner similar to which interest is charged on a loan, and has generally ranged from 12% to 300% annually, as permitted by applicable state pawnshop laws. The pledged property is held through the term of the transaction, which, in the Company's domestic operations, is generally one month with an automatic sixty day redemption period unless otherwise earlier repaid, renewed or extended. (For finance and service charges and transaction periods applicable to the Company's foreign operations, see "Business-- Regulation." ). A majority of the amounts advanced by the Company are paid in full, together with accrued finance and service charges, or are renewed or extended through payment of accrued finance and service charges. For the years 1997, 1998, and 1999, loans repaid or renewed as a percentage of loans made were 67.9%, 66.9%, and 67.4% respectively. In the event that the borrower does not redeem his pawned goods, the unredeemed collateral is forfeited and becomes merchandise available for disposition by the Company.

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

     Pursuant to the Company's business expansion strategy, the Company added a net 19 lending locations in 1997, a net 63 lending locations in 1998, and a net 2 lending locations in 1999. Of these net 84 lending locations added, 76 were acquisitions in individual purchase transactions and 24 were start-ups, while 16 locations were either combined, closed or sold. As of December 31, 1999, the Company had 413 domestic and 53 foreign operating locations. The Company plans to continue to expand its operating locations through new start-ups and acquisitions.

     Franchising. The Company offers and sells franchises to third parties for their independent ownership and operation of "Cash America" pawnshops. The Company added one franchise lending location in 1997, four franchise lending locations in 1998, and six franchise lending locations in 1999. Three of the six franchises added in 1999 were previously company-owned locations. The Company plans to continue to expand its franchise locations through new franchise sales.

     While the Company's primary business involves the acquisition, establishment and operation of pawnshops, it also provides manned check cashing services through its subsidiary, Mr. Payroll Corporation ("Mr. Payroll"), and tire and wheel rental services through its subsidiary, Rent-A-Tire, Inc. ("Rent-A-Tire").

     During 1999, the Company restructured its check cashing operations. In January 1999, the Company transferred its manned check cashing operations into Mr. Payroll. Mr. Payroll earns franchise fees from the sale of manned check cashing franchises, royalties from franchisees based on a percentage of the gross revenue from a franchisee's manned check cashing business, and check cashing fees from its owned manned centers. As of December 31, 1999, Mr. Payroll operated 127 franchised and 10 company owned manned check cashing centers in 19 states and it had 25 employees.

     The restructuring transactions were designed to isolate and accelerate the development and deployment of the Company's automated check cashing machine ("CCM") that was first placed in service in June 1997. Since then, the CCM has been marketed and sold to a variety of end users, including financial institutions and retailers. In March 1999, Wells Fargo Cash Centers, Inc. ("Cash Centers"), a wholly owned subsidiary of Wells Fargo Bank, N.A., contributed cash and assets to the Company's CCM subsidiary (now known as "innoVentry") and received newly issued senior convertible Series A voting preferred stock of innoVentry. In addition, certain members of the newly constituted management of innoVentry subscribed for newly issued shares of common stock of innoVentry. The Company assigned 10% of its voting interest in innoVentry, represented by its shares of newly issued senior convertible Series A voting preferred stock, to the former owners of innoVentry's predecessor in consideration for the termination of an option issued in conjunction with the Company's original acquisition of innoVentry's predecessor. As a result of these transactions, the Company no longer controlled the operations of innoVentry. innoVentry was de-consolidated from the Company's consolidated financial statements and the Company began accounting for its investment and its share of the results of innoVentry's operations after March 9, 1999, by the equity method of accounting, whereby the Company records its proportionate share of earnings or losses in its consolidated financial statements. During the remainder of 1999, additional shares of innoVentry common stock were sold to members of innoVentry's management and other advisors, and in October 1999, the Company, Cash Centers, and a third party each contributed an equal amount of cash for shares of innoVentry's newly issued senior convertible Series B voting preferred stock. As of December 31, 1999, the Company's voting interest in innoVentry was 38.4% and Cash Centers voting interest in innoVentry was 42.2%. See Note 3 of Notes to Consolidated Financial Statements in the Annual Report that is incorporated herein by reference.

     At December 31, 1999, Rent-A-Tire owned and operated 24 tire and wheel rental stores and managed an additional 15 tire and wheel rental stores, all of which are located in Texas. Rent-A-Tire leases all of its rental stores and its corporate headquarters. At December 31, 1999, Rent-A-Tire employed 237 employees. For additional information concerning Rent-A-Tire and the relation of its financial condition and results of operations to that of the Company, see
Note 4 and Note 12 of Notes to Consolidated Financial Statements in the Annual Report that is incorporated herein by reference.

LENDING FUNCTION

     The Company is engaged primarily in the business of lending money on the security of pledged goods. The pledged goods in the Company's domestic operations are generally tangible personal property other than securities or printed evidences of indebtedness and generally consist of jewelry, tools, televisions and stereos, musical instruments, firearms, and other miscellaneous items. In the Company's foreign operations, the pledged goods predominately consist of jewelry. Pawn loans are made without personal liability to the borrower. Because the loan is made without the borrower's personal liability, the Company does not investigate the creditworthiness of the borrower, but relies on the pledged personal property, and the possibility of its forfeiture, as a basis for its lending decision. The pledged tangible personal property is intended to provide security to the Company for the repayment of the amount advanced. The Company contracts for a finance and service charge as compensation for the use of the funds advanced. Finance and service charges contributed approximately 59% of the Company's net revenue (total revenue less costs of revenue) in 1997, 58% in 1998, and 58% in 1999.

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

     With regard to domestic operations, the amount that the Company is willing to finance is typically based on a percentage of the pledged personal property's estimated disposition value. The sources for the Company's determination of the estimated disposition value are numerous and include the Company's automated product valuation system as well as catalogues, blue books, newspapers and previous similar pawn loan transactions. These sources, together with the employees' experience in disposing of similar items of merchandise in particular pawnshops, influence the determination of the estimated disposition value of such items. The Company does not utilize a standard or mandated percentage of estimated disposition value in determining the amount to be financed. Rather, the employees have the authority to set the percentage for a particular item and determine the ratio of loan amount to estimated disposition value with the expectation that, if the item is forfeited to the pawnshop, its subsequent disposition would yield a gross profit margin consistent with the Company's historical experience. The pledged property is held through the term of the transaction, which generally is one month with an automatic sixty day redemption period (see "Regulation" for exceptions in certain states), unless earlier repaid, renewed or extended. A majority of the amounts advanced by the Company are paid in full with accrued finance and service charges or are renewed or extended through payment of accrued finance and service charges. In the event the pledgor does not repay, renew or extend his loan, the unredeemed collateral is forfeited to the Company and then becomes merchandise available for disposition. The Company does not record loan losses or charge-offs inasmuch as, if the pledged goods are not redeemed, the amount advanced becomes the carrying cost of the forfeited collateral that is to be recovered through the merchandise disposition function described below.

     With regard to the Company's foreign operations, the amount that the pawnshop is willing to finance in a pledge of jewelry is typically based on a fixed amount per gram of the gold or silver content of the pledged property plus additional amounts for diamonds and other features which, in the unit management's assessment, enhance the market value of the pledged property. Declines in gold and silver prices historically have resulted in a reduction of the amount that the pawnshop is willing to lend against an item, which reduces the amount of the pawnshop's loan portfolio and related finance and service charge revenue. The pawn loans are made for a term of six months with an approximate annual blended yield on average foreign pawn loans outstanding in 1999 of 52%. The collateral is held through the term of the loan, and, in the event that the loan is not repaid or renewed on or before maturity, the unredeemed collateral is disposed of at auction or privately (or in some cases at the pawnshop premises).

     The recovery of the amount advanced, as well as realization of a profit on disposition of merchandise, is dependent on the Company's initial assessment of the property's estimated disposition value. Improper assessment of the disposition value of the collateral in the lending function could result in the disposition of the merchandise for an amount less than the amount advanced. However, the Company historically has experienced profits from the disposition of such merchandise. Declines in gold and silver prices generally will also reduce the disposition value of jewelry items acquired in pawn transactions and could adversely affect the Company's ability to recover the carrying cost of the acquired collateral. For 1997, 1998 and 1999, the Company experienced gross profit margins on dispositions of merchandise of 36%, 36%, and 32%, respectively.

     At December 31, 1999, the Company had approximately 1,192,000 outstanding loans totaling $125,349,000, for an average of $105 per loan.

     Presented below is information with respect to pawn loans made, acquired, repaid and forfeited for the years ended December 31, 1997, 1998 and 1999:

                                                                                          Year Ended December 31,
                                                                                --------------------------------------------
                                                                                   1997             1998             1999
                                                                                ----------       ----------       ----------
                                                                                              ($ in thousands)
Loans made ................................................................     $  391,216       $  435,341       $  439,970

Loans acquired, net of loans sold .........................................          1,520            7,178              558

Loans repaid ..............................................................       (227,114)        (249,752)        (255,927)

Loans renewed .............................................................        (38,548)         (41,619)         (40,561)

Loans forfeited:

     Available for disposition ............................................       (109,318)        (124,415)        (135,027)

     Disposed of at auction ...............................................         (8,945)          (9,999)         (10,636)

Effect of exchange rate translation .......................................         (4,250)            (337)          (1,665)
                                                                                ----------       ----------       ----------

     Net increase (decrease) in pawn loans outstanding at end of period ...     $    4,561       $   16,397       $   (3,288)
                                                                                ==========       ==========       ==========

Loans repaid or renewed as a percent of loans made ........................           67.9%            66.9%            67.4%
                                                                                ==========       ==========       ==========

MERCHANDISE DISPOSITION FUNCTION

     The Company engages in the disposition of merchandise acquired when a pawn loan is not repaid, when used goods are purchased from the general public and when new merchandise is acquired from vendors. New goods consist primarily of accessory merchandise which enhances the marketability of existing merchandise, such as tools, consumer electronics and jewelry. For the year ended December 31, 1999, $158,604,000 of merchandise was added to merchandise held for disposition, of which $135,027,000 was from loans not repaid and $23,577,000 was purchased from customers and vendors and through acquisitions of pawnshops.

     The Company does not provide its customers with warranties on used merchandise purchased from the Company. The Company permits its customers to purchase merchandise on a layaway plan whereby the customer agrees to purchase an item by making an initial cash deposit representing a small part of the disposition price and making additional, non-interest bearing payments of the balance of the disposition price in accordance with a specified schedule. The Company then segregates the item and holds it until the disposition price is paid in full. Should the customer fail to make a required payment, the item is placed with the other merchandise held for disposition. At December 31, 1999, the Company held approximately $4,131,000 in customer layaway deposits.

     The Company provides an allowance for shrinkage and valuation of its merchandise based on management's evaluation. Management's evaluation takes into consideration historical shrinkage, the quantity and age of slow-moving merchandise on hand and markdowns necessary to liquidate slow-moving merchandise. At December 31, 1999, total lending operations merchandise on hand was $64,419,000, after deducting an allowance for shrinkage and valuation of merchandise of $2,008,000.

OPERATIONS

     Unit Management

     Each location has a unit manager who is responsible for supervising its personnel and assuring that it is managed in accordance with Company guidelines and established policies and procedures. Each unit manager reports to a Market Manager who typically oversees approximately ten unit managers. As of December 31, 1999, the Company has two operating divisions in the United States, each of which is managed by a Division Executive Vice President. Each operating division has three geographic operating regions, each of which is managed by a Region Vice President. Each Market Manager reports to a Region Vice President. The Harvey & Thompson and Svensk Pantbelaning chains follow a similar management organization, with a Managing Director overseeing each of these operations.

     Trade Name

     The Company operates its pawnshops under the trade name "Cash America Pawn" in the U.S., "Harvey & Thompson Pawnbrokers" in the U.K., and "Svensk Pantbelaning" in Sweden. The Company has registered the "Cash America" mark and descriptive logos and phrases with the United States Patent and Trademark Office.

     Personnel

     At December 31, 1999, the Company employed 3,061 persons in its lending operations in 16 states, the United Kingdom and Sweden. Of the total employees, approximately 218 were in executive and administrative functions.

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

     The Company's expansion has not only been in acquiring previously owned pawnshops, but also in establishing new locations. After a suitable location has been found and a lease and license are obtained, the new location can be ready for business within four to six weeks, with completion of counters, vaults and security system and transfer of merchandise from other locations. The approximate start-up costs, defined as the investment in property and equipment, for recently established pawnshops have ranged from $98,000 to $213,000, with an average cost per location of approximately $162,000 in 1999. This amount does not include merchandise transferred from other locations, funds to advance on pawn loans and operating expenses.

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

     Statutory Requirements. The Company's ability to add newly-established locations in Texas counties having a population of more than 250,000 is limited by a law that became effective September 1, 1999, which restricts the establishment of new pawnshops within a certain distance of existing pawnshops. In addition, the present statutory and regulatory environment of some states renders expansion into those states impractical. See "Business -- Regulation."

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

     The Texas Pawnshop Act prescribes the stratified loan amounts and the maximum allowable rates of pawn service charge that pawnbrokers in Texas may charge for the lending of money within each stratified range of loan amounts. That is, the Texas law establishes the maximum allowable pawn service charge rates based on the amount financed per pawn loan. The maximum allowable rates under the Texas Pawnshop Act for the various stratified loan amounts for the fiscal years ended June 30, 1998, 1999 and 2000 are as follows:

      Year Ended June 30, 1998               Year Ended June 30, 1999              Year Ended June 30, 2000
------------------------------------   ------------------------------------  ------------------------------------
                            Maximum                                Maximum                               Maximum
     Amount                Allowable         Amount               Allowable       Amount                Allowable
    Financed                Annual         Financed                Annual        Financed                Annual
    Per Pawn              Percentage       Per Pawn              Percentage      Per Pawn              Percentage
      Loan                   Rate            Loan                   Rate           Loan                   Rate
      ----                   ----            ----                   ----           ----                   ----
$    1 to $   135 .......    240%      $    1 to $   138 .......    240%     $    1 to $   141 .......    240%

   136 to     450 .......    180          139 to     460 .......    180         142 to     470 .......    180

   451 to   1,350 .......     30          461 to   1,380 .......     30         471 to   1,410 .......     30

 1,351 to  11,250 .......     12        1,381 to  11,500 .......     12       1,411 to  11,750 .......     12

These rates are reviewed and established annually. The maximum allowable service charge rates were established and have not been revised since 1971 when the Texas Pawnshop Act was enacted. Since 1981, the ceiling amounts for stratification of the loan amounts to which these rates apply have been revised each July 1 in relation to the Consumer Price Index. The Texas Pawnshop Act also prescribes the maximum allowable pawn loan. Under current Texas law, a pawn loan may not exceed $11,750. In addition to establishing maximum allowable service charge rates and loan ceilings, the Texas Pawnshop Act also provides for the licensing of pawnshops and pawnshop employees. To be eligible for a pawnshop license in Texas, an applicant must (i) be of good moral character, (ii) have net assets of at least $150,000 readily available for use in conducting the business of each licensed pawnshop, (iii) show that the pawnshop will be operated lawfully and fairly in accordance with the Texas Pawnshop Act, (iv) show that the applicant has the financial responsibility, experience, character, and general fitness to command the confidence of the public in its operations, and (v) in the case of a business entity, the good moral character requirement shall apply to each officer, director and holder of 5% or more of the entity's outstanding shares.

     As part of the license application process, any existing pawnshop licensee who would be affected by the granting of the proposed application may request a public hearing at which to appear and present evidence for or against the application. For an application for a new license in a county with a population of 250,000 or more, the proposed facility must not be located within two miles of an existing licensed pawnshop.

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

                                                       Maximum
                     Amount                           Allowable
                    Financed                           Annual
                    Per Pawn                         Percentage
                      Loan                              Rate
                    --------                         ----------
                $    1 to $   150   ..............      240%

                   151 to     250   ..............      180

                   251 to     500   ..............      120

                   501 to   1,000   ..............       60

                 1,001 to  25,000   ..............       36

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

EXECUTIVE OFFICERS

     The following sets forth, as of March 11, 2000, certain data concerning the executive officers of the Company, all of whom are elected on an annual basis. There is no family relationship between any of the executive officers.

            Name               Age                             Position
            ----               ---                             --------
     Daniel R. Feehan          49      Chief Executive Officer, President and Director
     Thomas A. Bessant, Jr.    41      Executive Vice President - Chief Financial Officer
     Robert D. Brockman        45      Executive Vice President - Administration
     Jerry D. Finn             53      Executive Vice President - U.S. Operations - Western Division
     Michael D. Gaston         55      Executive Vice President - Business Development
     William R. Horne          57      Executive Vice President - Information Technology
     Hugh A. Simpson           40      Executive Vice President - General Counsel and Secretary
     Gregory W. Trees          56      Executive Vice President - U.S. Operations - Eastern Division
     James H. Kauffman         55      Executive Vice President - Foreign Operations; Chief Executive Officer -
                                       Rent-A-Tire, Inc.

     Daniel R. Feehan has been Chief Executive Officer and President since February 2000. He has served as President and Chief Operating Officer since January 1990. He served as Chairman and Co-Chief Executive Officer of Mr. Payroll Corporation from February 1998 to February 1999 before returning to the position of President and Chief Operating Officer of the Company.

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

     Robert D. Brockman joined the Company in July 1995 as Executive Vice President-Administration. Prior to that, he served as Vice President - Human Resources of THORN Americas, Inc., the operator of the Rent-A- Center chain of rent-to-own stores, from December 1986 to June 1995.

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

     William R. Horne joined the Company in February 1991 as Vice President-MIS. He was elected Senior Vice President-Information Technology in July 1997 and has served as Executive Vice President-Information Technology since October 1999.

     Hugh A. Simpson joined the Company in December 1990 as Vice President and General Counsel and was elected Vice President - General Counsel and Secretary in April 1991. He was elected Senior Vice President - General Counsel and Secretary in July 1997 and has served as Executive Vice President - General Counsel and Secretary since July 1998.

     Gregory W. Trees joined the Company in March 1992 as Vice President - Marketing and Merchandising. Mr. Trees served as Division Vice President from April 1996 to July 1997 and Division Senior Vice President from July 1997 to April 1998. He has served as Executive Vice President since April 1998.

     James H. Kauffman joined the Company in July 1996 as Executive Vice President - Chief Financial Officer. He served as President - Cash America Pawn from July 1997 to July 1998, and since then has served as Chief Executive Officer of Rent-A-Tire, Inc. He has also served as Executive Vice President-Foreign Operations since October 1999. Prior to joining the Company, Mr. Kauffman served as President of Keystone Steel & Wire Company, a wire products manufacturer, from July 1991 to June 1996.

ITEM 2. PROPERTIES

     During 1999, the Company sold to an unaffiliated party and leased back the real estate and buildings for 11 of its pawnshop locations. The locations are being leased under non-cancelable operating leases with terms of 15 years. The Company also sold the real estate and building for one pawnshop location to a franchisee. As of March 11, 2000, the Company owns the real estate and buildings for four of its pawnshop locations in the United Kingdom. Since May 1992, the Company's headquarters have been located in a nine-story building adjacent to downtown Fort Worth, Texas. The Company purchased the building in January 1992. On March 28, 2000, a tornado severely damaged the building. Headquarters operations have been relocated to temporary facilities, and the Company's operating locations were not affected. Management will evaluate all of its alternatives relating to the restoration of the building. The Company's insurance coverage provides proceeds for the loss of the building; replacement of furniture, improvements, and equipment; recovery of losses resulting from business interruption; and recovery of other general expenses that will be incurred. All of the Company's other locations are leased from unaffiliated parties under non-cancelable operating leases with terms ranging from 3 to 10 years.

     The following table sets forth, as of March 11, 2000, the geographic markets served by the Company and the number of lending locations in such markets in which it presently operates.

                                                        Number of Locations
                                                              in Area
                                                        -------------------
TEXAS:
        Houston.......................................           44
        Central/South Texas...........................           59
        Dallas/Fort Worth.............................           35
        West Texas....................................           23
        Rio Grande Valley.............................           10
                                                                ---
                Total Texas...........................          171
                                                                ===

FLORIDA:
          Tampa/St. Petersburg..........................................    15
          Orlando.......................................................    14
          Jacksonville..................................................    10
          Other.........................................................    23
                                                                           ---
                   Total Florida........................................    62
                                                                           ---

TENNESSEE:
          Memphis.......................................................    23
          Nashville.....................................................     5
                                                                           ---
                   Total Tennessee......................................    28
                                                                            --

GEORGIA:
          Atlanta.......................................................    14
          Savannah......................................................     5
          Other.........................................................     2
                                                                           ---
                   Total Georgia........................................    21
                                                                           ---

OKLAHOMA:
          Oklahoma City.................................................    14
          Tulsa.........................................................     6
          Other.........................................................     1
                                                                           ---
                   Total Oklahoma.......................................    21
                                                                           ---

LOUISIANA:
          New Orleans...................................................     9
          Baton Rouge...................................................     3
          Other.........................................................     8
                                                                           ---
                   Total Louisiana......................................    20
                                                                           ---

MISSOURI:
          Kansas City...................................................    11
          St. Louis.....................................................     5
                                                                           ---
                   Total Missouri.......................................    16
                                                                           ---

INDIANA:
          Indianapolis..................................................     9
          Fort Wayne....................................................     3
          Other.........................................................     1
                                                                           ---
                   Total Indiana........................................    13
                                                                           ---

NORTH CAROLINA:
          Charlotte.....................................................     7
          Greensboro/Winston Salem......................................     3
          Other.........................................................     1
                                                                           ---
                   Total North Carolina.................................    11
                                                                           ---

ALABAMA:
          Mobile........................................................     4
          Birmingham....................................................     4
          Other.........................................................     1
                                                                           ---
                   Total Alabama........................................     9
                                                                           ---

KENTUCKY:
          Louisville....................................................     9
                                                                           ---

SOUTH CAROLINA:
          Charleston....................................................     4
          Greenville....................................................     3
                                                                           ---
                   Total South Carolina.................................     7
                                                                           ---

OHIO:
          Cincinnati....................................................     6
                                                                           ---

UTAH:
          Salt Lake City................................................     7
                                                                           ---

COLORADO:
          Colorado Springs..............................................     3
          Denver........................................................     1
          Other.........................................................     1
                                                                           ---
                   Total Colorado.......................................     5

ILLINOIS:
          Chicago.......................................................     3
          Other.........................................................     3
                                                                           ---
                   Total Illinois ......................................     6
                                                                           ---
                   Total United States..................................   412
                                                                           ---

UNITED KINGDOM:
          London........................................................    28
          Other.........................................................    14
                                                                           ---
                   Total United Kingdom.................................    42
                                                                           ---

SWEDEN:
          Stockholm.....................................................     4
          Other.........................................................     7
                                                                           ---
                   Total Sweden.........................................    11
                                                                           ---

          GRAND TOTAL...................................................   465
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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to the Company's security holders during the fourth quarter ended December 31, 1999.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Information contained under the caption "Common Stock Data" in the Annual Report is incorporated herein by reference in response to this Item 5.

ITEM 6. SELECTED FINANCIAL DATA

     Information contained under the caption "Eight Year Summary of Selected Financial Data" in the Annual Report is incorporated herein by reference in response to this Item 6.

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

          CONSOLIDATED FINANCIAL STATEMENTS:

               Consolidated Balance Sheets as of December 31, 1999 and 1998.

               Consolidated Statements of Income for the years ended December 31, 1999, 1998 and 1997.

               Consolidated Statements of Stockholders' Equity for the years ended December 31, 1999, 1998 and 1997.

               Consolidated Statements of Cash Flows for the years ended December 31, 1999, 1998 and 1997.

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          REPORT OF INDEPENDENT ACCOUNTANTS

     (2) The following financial statement schedule of the Company, as well as the following financial statements of innoVentry Corp. and its predecessor, Mr. Payroll Corporation, are included herein.

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

          Separate Financial Statements of Fifty Percent or Less Owned Persons-

          FINANCIAL STATEMENTS OF INNOVENTRY CORP.:

          [The audited financial statements of innoVentry Corp. ("innoVentry") as of December 31, 1999 and for the year then ended, including the accompanying Notes to Financial Statements and Report of Independent Auditors, are in the possession of innoVentry. The Company has requested innoVentry to furnish the financial statements for inclusion herein in accordance with the requirements of Regulation S-X, but innoVentry has not yet done so. If and when innoVentry furnishes the financial statements, the Company will include them herein by amendment.]

          FINANCIAL STATEMENTS OF MR. PAYROLL CORPORATION:

          Consolidated Balance Sheet as of December 31, 1998

          Consolidated Statements of Operations for the Years Ended December 31, 1998 and 1997

          Consolidated Statements of Shareholder's Equity (Deficit) for the Years Ended December 31, 1998 and 1997

          Consolidated Statements of Cash Flows for the Years Ended December 31, 1998 and 1997

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          REPORT OF INDEPENDENT ACCOUNTANTS

     (3) The exhibits filed in response to Item 601 of Regulation S-K are listed in the Exhibit Index.

     (4) During the fourth quarter ended December 31, 1999, the Company did not file any reports on Form 8-K.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 29, 2000.

                                             CASH AMERICA INTERNATIONAL, INC.



                                             By:     /s/ DANIEL R. FEEHAN
                                                --------------------------------
                                                         Daniel R. Feehan
                                                     Chief Executive Officer
                                                           and President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on March 29, 2000 on behalf of the registrant and in the capacities indicated.

                 Signature                                     Title                          Date
                 ---------                                     -----                          ----
           /s/ JACK R. DAUGHERTY                       Chairman of the Board              March 29, 2000
-------------------------------------------                of Directors
               Jack R. Daugherty


           /s/ DANIEL R. FEEHAN                       Chief Executive Officer,            March 29, 2000
-------------------------------------------           President and Director
               Daniel R. Feehan                    (Principal Executive Officer)


         /s/ THOMAS A. BESSANT, JR.                  Executive Vice President -           March 29, 2000
-------------------------------------------          Chief Financial Officer
             Thomas A. Bessant, Jr.                  (Principal Financial and
                                                        Accounting Officer)


              /s/ A. R. DIKE                                  Director                    March 29, 2000
-------------------------------------------
                  A. R. Dike


            /s/ JAMES H. GRAVES                       Director           March 29, 2000
-------------------------------------------
                James H. Graves


              /s/ B. D. HUNTER                        Director           March 29, 2000
-------------------------------------------
                  B. D. Hunter


           /s/ TIMOTHY J. McKIBBEN                    Director           March 29, 2000
-------------------------------------------
               Timothy J. McKibben


           /s/ ALFRED M. MICALLEF                     Director           March 29, 2000
-------------------------------------------
               Alfred M. Micallef


          /s/ CLIFTON H. MORRIS, JR.                  Director           March 29, 2000
-------------------------------------------
              Clifton H. Morris, Jr.


             /s/ CARL P. MOTHERAL                     Director           March 29, 2000
-------------------------------------------
                 Carl P. Motheral


             /s/ SAMUEL W. RIZZO                      Director           March 29, 2000
-------------------------------------------
                 Samuel W. Rizzo


             /s/ ROSALIN ROGERS                       Director           March 29, 2000
-------------------------------------------
                 Rosalin Rogers

     REPORT OF INDEPENDENT ACCOUNTANTS ON THE FINANCIAL STATEMENT SCHEDULE


To the Board of Directors and Stockholders
  Cash America International, Inc.

Our audits of the consolidated financial statements referred to in our report dated January 27, 2000, appearing in the 1999 Annual Report to Shareholders of Cash America International, Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 14.(2.) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


PRICEWATERHOUSECOOPERS LLP



Fort Worth, Texas
January 27, 2000

                        CASH AMERICA INTERNATIONAL, INC.

                SCHEDULE II--ALLOWANCE FOR VALUATION OF INVENTORY

                   For the Three Years Ended December 31, 1999


                                                         Additions
                                                   --------------------
                                    Balance
                                       at          Charged      Charged                          Balance
                                   Beginning          to          to                             at End
Description                        of Period       Expense       Other       Deductions(a)      of Period
-----------                        ---------       -------       -----       -------------      ---------
                                                           ($ in thousands)
Year Ended:
  December 31, 1999...........      $ 2,163        $ 1,358       $-0-           $ 1,513          $ 2,008
                                    =======        =======       ====           =======          =======
  December 31, 1998...........      $ 2,158        $ 1,338       $-0-           $ 1,333          $ 2,163
                                    =======        =======       ====           =======          =======
  December 31, 1997...........      $ 2,078        $ 1,359       $-0-           $ 1,279          $ 2,158
                                    =======        =======       ====           =======          =======

----------

(a)  Deducted from allowance for write-off or other disposition of inventory.

                             MR. PAYROLL CORPORATION
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 1998
                        (In thousands, except share data)

                                     ASSETS

Current assets:
      Cash and cash equivalents                                                $  4,303
      Accounts receivable                                                           869
      Inventories                                                                 2,588
      Prepaid expenses                                                               98
      Advances to parent                                                          1,787
                                                                               --------
           Total current assets                                                   9,645
                                                                               --------
Property and equipment, net                                                      13,510
Intangible assets, net                                                            4,258
Other assets                                                                        266
                                                                               --------
      Total assets                                                             $ 27,679
                                                                               ========

                      LIABILITIES AND SHAREHOLDER'S EQUITY

Current liabilities:
      Accounts payable and accrued expenses                                    $  3,375
      Deferred revenue                                                              575
      Current portion of capital lease obligations payable                           79
                                                                               --------
           Total current liabilities                                              4,029
                                                                               --------

Capital lease obligations payable, net of current portion                             7
Deferred income tax liability                                                     3,251
Commitments and contingencies (Note 9)

Shareholder's equity:
      Preferred stock -
           Series A, $1 par value per share; 1,500 shares authorized, issued
                and outstanding                                                       2
           Series B, $1 par value per share; 48,500 shares authorized, 8,500
                shares issued and outstanding                                         8
      Common stock, no par value per share; 100,000,000 shares
           authorized, 10,000,000 shares issued and outstanding                   2,000
      Additional paid-in capital                                                 34,165
      Accumulated deficit                                                        (9,146)
      Due from parent company                                                    (6,637)
                                                                               --------
           Total shareholder's equity                                            20,392
                                                                               --------
           Total liabilities and shareholder's equity                          $ 27,679
                                                                               ========

                 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
                     THE CONSOLIDATED FINANCIAL STATEMENTS.

                             MR. PAYROLL CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             YEARS ENDED DECEMBER 31
                                 (In thousands)

                                                       1998        1997
                                                     --------    --------
Revenue
       Royalties and check cashing fees              $  3,186    $  2,168
       Check cashing machine sales                      2,044         750
       Franchise sales                                     47         332
                                                     --------    --------
             Total Revenue                              5,277       3,250

Operating expenses and costs:
       Cost of machines sold                            1,885         668
       Operations                                       4,904       1,215
       Selling and administration                       6,978       2,490
       Depreciation and amortization                      911         560
                                                     --------    --------

             Total operating expenses and costs        14,678       4,933
                                                     --------    --------

Loss from operations                                   (9,401)     (1,683)

       Interest expense, net                               25          35

       Other expense                                       72          38
                                                     --------    --------

Loss before income taxes                               (9,498)     (1,756)

       Income tax benefit                              (3,126)       (260)
                                                     --------    --------

Net loss                                             $ (6,372)   $ (1,496)
                                                     ========    ========

                 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
                     THE CONSOLIDATED FINANCIAL STATEMENTS.

                             MR. PAYROLL CORPORATION
            CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY (DEFICIT)
                             YEARS ENDED DECEMBER 31
                        (In thousands, except share data)

                                        Preferred Stock
                             ----------------------------------
                                 Series A          Series B           Common Stock     Additional                   Due From
                             ----------------   ---------------   -------------------   Paid-in      Accumulated     Parent
                             Shares    Amount   Shares   Amount     Shares     Amount   Capital        Deficit       Company
                             ------    ------   ------   ------   ----------   ------   -------        -------       -------
Balance, December 31, 1996    1,500    $    2    2,150   $    2   10,000,000   $2,000   $ 3,646        $(1,278)      $    --

Preferred stock issued                           6,350        6                           6,974

Net loss                                                                                                (1,496)

Due from parent company                                                                                               (1,822)
                             ------    ------   ------   ------   ----------   ------   -------        -------       -------

Balance, December 31, 1997    1,500         2    8,500        8   10,000,000    2,000    10,620         (2,774)       (1,822)

Preferred stock issued                              --       --                          23,545

Net loss                                                                                                (6,372)

Due from parent company                                                                                               (4,815)
                             ------    ------   ------   ------   ----------   ------   -------        -------       -------

Balance, December 31, 1998    1,500    $    2    8,500   $    8   10,000,000   $2,000   $34,165        $(9,146)      $(6,637)
                             ======    ======   ======   ======   ==========   ======   =======        =======       =======


                   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
                   OF THE CONSOLIDATED FINANCIAL STATEMENTS.

                             MR. PAYROLL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             YEARS ENDED DECEMBER 31
                                 (In thousands)

                                                                           1998       1997
                                                                         --------    -------
Cash flows from operating activities:
      Reconciliation of net loss to net cash
      used by operating activities--
           Net loss                                                      $ (6,372)   $(1,496)
           Adjustments to reconcile net loss to net cash
           used in operating activities:
                Depreciation and amortization                                 911        560
                Loss on disposal of property and equipment                     89         72
                Changes in assets and liabilities--
                     Accounts receivable                                     (414)      (388)
                     Inventories                                             (458)    (2,130)
                     Prepaid expenses and other                              (262)        20
                     Accounts payable and accrued expenses                  1,070      1,339
                     Deferred revenue                                        (391)       850
                     Deferred income taxes, net                             1,689      1,562
                                                                         --------    -------
           Net cash (used in) provided by operating activities             (4,138)       389
                                                                         --------    -------

Cash flows from investing activities:
      Acquisitions                                                         (1,400)        --
      Purchases of property and equipment                                  (7,454)    (4,579)
      Proceeds from disposal of property and equipment                         30         13
      Increase in intangible assets                                           (86)        --
                                                                         --------    -------
           Net cash used in investing activities                           (8,910)    (4,566)
                                                                         --------    -------

Cash flows from financing activities:
      Sale of preferred stock                                              23,545      6,980
      Payments on capital lease obligations
        and other long-term liabilities                                       (96)      (518)
      Advances to parent                                                   (1,787)        --
      Due from parent company                                              (4,815)    (1,822)
                                                                         --------    -------
           Net cash provided by financing activities                       16,847      4,640
                                                                         --------    -------

Net change in cash and cash equivalents                                     3,799        463
Cash and cash equivalents at beginning of year                                504         41
                                                                         --------    -------
Cash and cash equivalents at end of year                                 $  4,303    $   504
                                                                         ========    =======

Cash paid during the period for interest                                 $     26    $   211
                                                                         ========    =======


                   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
                   OF THE CONSOLIDATED FINANCIAL STATEMENTS.

                             MR. PAYROLL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.          SUMMARY OF BUSINESS ACTIVITY

            Mr. Payroll Corporation, now known as innoVentry Corp., (the "Company") was incorporated in the State of Texas in August 1990, and began operations as a check cashing service. In 1994, Cash America International, Inc. ("Cash America") paid $2,000,000 for a 49% interest in the Company. Effective at the close of business on December 31, 1996, Cash America acquired, in a purchase transaction, the remaining 51% interest in the Company. The aggregate purchase price of the additional 51% interest was to be paid in 3 annual installments in an amount equal to .9775 times the defined after-tax net income of the Company for the 1996, 1997 and 1998 fiscal years, respectively. Cash America paid no additional consideration based on the Company's results of operations in 1996, 1997 and 1998, respectively. The purchase transaction established a new basis of accounting for purchased assets and liabilities, that has been reflected in these financial statements.

            At December 31, 1998, the Company operated 127 franchised and 10 company owned check cashing centers. The Company collects an initial franchise fee, as well as a royalty based on a percentage of the check cashing fees earned by franchised centers and check cashing fees earned by its company owned centers. The Company provides training to franchisees and their employees and support services ranging from computer equipment problem resolution, marketing techniques and construction of equipment, to current issues affecting the industry. During 1997, the Company developed an automated check cashing machine ("CCM") that combines facial biometrics imaging, for customer identification purposes, with proprietary check cashing technology and a cash-dispensing machine. The Company receives check cashing fees from its company owned CCMs. The Company also sells CCMs to third parties and receives fees for providing initial customer identification, as well as subsequent check cashing verification and guarantee services from a central service center. At December 31, 1998, the Company operated 84 CCMs, including 38 that were company owned.

            In May, 1998, the Company and Wells Fargo Bank, N.A. ("Wells Fargo") entered into a joint venture, named innoVisions, LLC ("innoVisions"), to develop and distribute a new generation of financial services vending machines targeting the gaming industry. The machines would combine ATM functions with automated check cashing, credit card cash advances, debit withdrawals, multimedia advertising and distribution of event tickets. Wells Fargo contributed the gaming-related assets of its wholly owned subsidiary, Wells Fargo Cash Centers, Inc. ("Cash Centers"), including approximately 200 ATMs operating in gaming establishments; an initial $1,000,000 working capital line of credit, and cash for use in its ATMs in specified markets at negotiated rates. The Company agreed to contribute transaction services and technology support, including a royalty-free license of its intellectual property rights in the technology to operate the machines. The Company also agreed to provide CCMs to innoVisions at cost. In order to test the viability of the new machines, the agreement called for a pilot placement of 10 CCMs at two casinos in Las Vegas and Reno, Nevada.

                             MR. PAYROLL CORPORATION
                    NOTES TO FINANCIAL STATEMENTS, CONTINUED


1.          SUMMARY OF BUSINESS ACTIVITY, CONTINUED

            In order to fund ongoing operations, the Company is dependent on a significant increase in revenue from some combination of sales of CCMs, verification fees, check cashing fees, franchise royalties and sales of franchises. Should those revenues not increase as anticipated, the Company would require additional sources of capital. The Company received additional equity contributions in March 1999. See Note 10.

2.          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

            BASIS OF PRESENTATION

            The consolidated financial statements include the accounts of the Company's wholly owned subsidiary. All intercompany accounts and transactions have been eliminated in consolidation. The Company uses the equity method of accounting for its investment in innoVisions.

            innoVisions is in the development stage and has incurred losses since its inception. The Company has not recorded its equity in the losses of innoVisions since the carrying value of its investment is zero and the Company has neither guaranteed obligations of innoVisions nor does it have any obligation to provide financial support to innoVisions.

            CASH AND CASH EQUIVALENTS

            Cash and cash equivalents consist primarily of cash on hand and cash on deposit.

            ACCOUNTS RECEIVABLE

            The Company considers accounts receivable to be fully collectible. No allowance for doubtful accounts is maintained nor is a credit evaluation performed on customers. Amounts deemed uncollectible are immediately charged to operations.

            INVENTORIES

            Inventories, which consist of sub-assembly components for CCMs and of CCMs available for sale, are stated at the lower of cost (specific identification) or market.

            PROPERTY AND EQUIPMENT AND DEPRECIATION

            Property and equipment are recorded at cost less accumulated depreciation. Equipment held under capital leases is recorded at the lower of the net present value of the minimum lease payments or its fair value at the inception of the lease. The cost of assets sold or retired, as well as any accumulated depreciation, is removed from the accounts at the time of disposal, with recognition of any resulting gain or loss.

                             MR. PAYROLL CORPORATION
                    NOTES TO FINANCIAL STATEMENTS, CONTINUED


2.          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

            Depreciation expense is provided on a straight-line basis using estimated useful lives of 5 to 7 years for furniture and equipment, 7 years for check cashing machines, 25 years for store booths and 3 to 5 years for software. Amortization of capital leases is included in depreciation expense.

            SOFTWARE DEVELOPMENT COSTS

            The Company develops computer software for internal use. Internal and external costs incurred for the development of computer applications, as well as for upgrades and enhancements that result in additional functionality of the applications, are capitalized. Internal and external training and maintenance costs are charged to expense as incurred. When an application is placed in service, the Company begins amortizing the related capitalized software costs using the straight-line method over 3 years.

            INTANGIBLE ASSETS

            Intangible assets, consisting principally of excess purchase price over net assets acquired, are being amortized on a straight-line basis over their expected periods of benefit, generally 28.5 years. Management assesses the recoverability of intangible assets by comparing the intangible assets to the undiscounted cash flows expected to be generated by the acquired operations during the anticipated period of benefit.

            Accumulated amortization of intangible assets was $449,000 at December 31, 1998.

            INCOME TAXES

            The Company is included in the 1998 consolidated federal income tax return of Cash America. Pursuant to the terms of the Company's tax matters agreement (the "Tax Matters Agreement") with Cash America, any reduction of consolidated federal income tax liability that Cash America may realize as a result of the Company's net operating losses will not be treated as a benefit payable from Cash America to the Company. Accordingly, such benefits are recorded as a reduction of stockholder's equity.

            The Company utilizes the liability method to account for income taxes. This method requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of existing temporary differences between the financial reporting and tax reporting basis of assets and liabilities and operating loss and tax credit carryforwards for tax purposes.

                             MR. PAYROLL CORPORATION
                    NOTES TO FINANCIAL STATEMENTS, CONTINUED

2.          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

            REVENUE RECOGNITION

            The Company collects a royalty based on a percentage of check cashing fees earned by the franchisee.

            The Company recognizes franchise sales when the Company has substantially performed all of its material obligations under the franchise agreement. Under the terms of a typical franchise agreement, the Company is under no obligation to refund franchise fees once a location has opened for business.

            The Company sells CCMs and recognizes sales revenue when a CCM is delivered to a purchaser, installed, and title is transferred. Thereafter, the Company records check cashing verification fee revenue in the period in which the service is provided.

            The Company also owns and operates CCMs which generate check cashing fee revenue that is recorded in the period in which the service is provided.

            ADVERTISING COSTS

            Costs of advertising are expensed at the time of first occurrence. Advertising expenses were $617,000 and $548,000 for the years ended December 31, 1998 and 1997, respectively.

            YEAR 2000 EXPENSES

            Costs of identifying, correcting, reprogramming and testing computer systems for Year 2000 compliance are charged to expense when incurred.

            USE OF ESTIMATES

            The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

            NEW ACCOUNTING STANDARDS

                        In June 1998, the Financial Accounting Standards Board
            issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") that, as amended, is required to be adopted in years beginning after June 15, 2000. The future adoption of SFAS 133 is not expected to have a material effect on the Company's consolidated financial position or results of operations.

                             MR. PAYROLL CORPORATION
                    NOTES TO FINANCIAL STATEMENTS, CONTINUED

2.          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

            RECLASSIFICATIONS

            Certain amounts in the financial statements for 1997 have been reclassified to conform with the presentation format adopted in 1998. These reclassifications have no significant effect on net loss, shareholder's equity, or total assets as previously reported.

3.          ACQUISITIONS

            Effective June 1, 1998, the Company repurchased 10 check cashing franchises and terminated options for the franchisee to open 10 additional franchises for an aggregate cash consideration of $1,400,000. The transaction has been accounted for as a purchase. The acquired goodwill of $1,390,000 is being amortized on a straight-line basis utilizing a period of 28.5 years. The assets acquired and the results of operations have been included in the financial statements since the date of acquisition.

4.          PROPERTY AND EQUIPMENT, NET

            Major classifications of property and equipment at December 31, 1998 were as follows (in thousands):

Furniture and equipment                    $ 3,528
Check cashing machines                       2,011
Store booths                                 1,973
Software                                       799
Software systems in process                  7,097
                                           -------
                                            15,408
Less accumulated depreciation                1,898
                                           -------

Property and equipment, net                $13,510
                                           =======

            Furniture and equipment includes $312,000 of cost and accumulated depreciation of $251,000 at December 31, 1998 relating to assets held under capital leases.

                             MR. PAYROLL CORPORATION
                    NOTES TO FINANCIAL STATEMENTS, CONTINUED

5.          CAPITAL LEASE OBLIGATIONS PAYABLE

            The Company leases computer equipment under capital leases. The typical lease has an original maturity of 5 years and contains options to extend the lease or purchase the assets at market or a predetermined value. The Company's capital lease obligations payable at December 31, 1998 consisted of (in thousands):

            Interest from 16.01% to 19.34%, due in monthly
            installments through January 2000                          $ 86

            Less current portion of capital lease obligations           (79)
                                                                       ----

            Long-term liabilities                                      $  7
                                                                       ====

            The net present values of minimum lease payments on capital leases are determined using appropriate interest rates at the inception of each lease. Future minimum lease payments for capitalized lease obligations at December 31, 1998 are as follows (in thousands):

            1999                                             $ 86
            2000                                                7
                                                             ----

            Total minimum lease payments                       93

            Less amount representing interest                  (7)
                                                             ----

            Present value of minimum lease payments          $ 86
                                                             ====

6.          INCOME TAXES

            Income tax benefit for the years ended December 31, 1998 and 1997 is as follows (in thousands):

                                                      1998         1997
                                                    -------       -------
            Current                                 $(4,815)      $(1,822)

            Deferred federal                          1,689         1,562
                                                    -------       -------

            Income tax benefit                      $(3,126)      $  (260)
                                                    =======       =======

                             MR. PAYROLL CORPORATION
                    NOTES TO FINANCIAL STATEMENTS, CONTINUED


6.          INCOME TAXES, CONTINUED

            The effective income tax rate differs from the federal statutory income tax rate for the following reasons (in thousands):


                                                            1998     1997
                                                          -------    -----
Tax benefit computed at the statutory
    federal income tax rate                               $(3,324)   $(615)
Benefits realized at a rate less than the
    statutory federal income tax rate                         142       --
Non-deductible amortization of intangible assets               42       42
Valuation allowance                                            --      310
Other                                                          14        3
                                                          -------    -----
Total income tax benefit                                  $(3,126)   $(260)
                                                          =======    =====



            The significant components of deferred tax assets and liabilities as of December 31, 1998 are as follows (in thousands):

Deferred income tax liabilities:
    Property and equipment                            $ 3,258
                                                      =======

Deferred income tax assets:
    Net operating loss carryforward                   $ 1,110
    Other, net                                              7
                                                      -------
        Total deferred income tax assets                1,117

        Valuation allowance for deferred tax assets    (1,110)
                                                      -------

        Net deferred income tax assets                $     7
                                                      -------

Net deferred income tax liabilities                   $ 3,251
                                                      =======

            The Company annually re-evaluates the potential for realization of its deferred income tax assets.

            As of December 31, 1998, the Company has net operating loss carryforwards of $3,170,000 for federal income tax purposes. These carryforwards may only be used to reduce future taxable income of the Company and expire from 2009 through 2011.

                             MR. PAYROLL CORPORATION
                    NOTES TO FINANCIAL STATEMENTS, CONTINUED


7.          SHAREHOLDER'S EQUITY

            On July 21, 1998, the Company's sole shareholder approved an increase in the number of authorized common shares from 1,000,000 to 100,000,000, approved an increase in the number of authorized preferred shares from 10,000 to 35,000,000, reserved 1,000,000 common shares for issuance of stock options, and declared an 8,000-for-one stock split effective July 23, 1998. Shares outstanding have been restated to reflect the conversion.

            On July 21, 1998, the Board of Directors authorized an increase in the number of authorized Series B preferred shares from 8,500 to 48,500.

8.          RELATED PARTY TRANSACTIONS

            The Company paid $72,000 annually to Cash America for legal services in 1998 and 1997, respectively. (See also Note 9.)

            Pursuant to terms of the Tax Matters Agreement with Cash America, the Company recorded a $6,637,000 and $1,822,000 reduction to stockholder's equity in 1998 and 1997, respectively, for the cumulative current federal income tax benefits of the Company's net operating losses. Such amounts will not be paid to the Company by Cash America.

9.          COMMITMENTS AND CONTINGENCIES

            LEASE COMMITMENTS

            The Company leases its primary office space from Cash America pursuant to an operating lease expiring in December 2000. Minimum annual rental commitments under non-cancelable leases including leases with initial or remaining terms of one year or more as of December 31, 1998, are as follows (in thousands):

                              NON-RELATED    RELATED
                                PARTIES      PARTIES       TOTAL
                              -----------    -------       -----
            1999                $  54         $ 161        $ 215
            2000                   36           161          197
                                -----         -----        -----

            Total               $  90         $ 322        $ 412
                                =====         =====        =====

            During 1998 and 1997, rent expense for operating leases was $180,000 and $137,000, respectively, of which $139,000 and $95,000, respectively, was to related parties.

                             MR. PAYROLL CORPORATION
                    NOTES TO FINANCIAL STATEMENTS, CONTINUED


9.          COMMITMENTS AND CONTINGENCIES, CONTINUED:

            The Company leases many of the spaces that franchisees occupy in various retail outlets. Monthly lease rentals are typically based on a percentage of the gross fees collected by the franchisee each month. The Company pays all lease rentals accruing under such leases.

            LITIGATION

            The Company is involved in certain legal actions and claims arising in the ordinary course of business from time to time. It is the opinion of management, based upon the advice of legal counsel, that such litigation and claims will be resolved without a material effect on the Company's financial position and results of operations.

10.         SUBSEQUENT EVENTS

            DISTRIBUTION OF MANNED CHECK CASHING BUSINESS

            On January 1, 1999, the Company distributed the net assets of its manned check cashing business, valued at its historical cost of $7,733,000, to Cash America.

            CONTRIBUTION OF PREFERRED STOCK

            On January 1, 1999, Cash America contributed 1,500 shares of Series A, $1 par value per share preferred stock, and 8,500 shares of Series B, $1 par value per share preferred stock, representing all of the issued and outstanding preferred stock of the Company, as additional capital paid on the common stock held by Cash America. No additional shares of common stock were issued.

            CHANGES TO PREFERRED STOCK

            On March 9, 1999, the Board of Directors eliminated the existing designations of Series A and Series B preferred stock, and the Company's sole shareholder approved an increase from 35,000,000 to 54,000,000 in the authorized shares of $1 par value per share preferred stock and the designation of a new Series A Preferred Stock. Each share of the new Series A Preferred Stock is convertible at the option of its holder immediately after its date of issuance into common stock of the Company on a one-for-one basis subject to adjustment for subsequent common stock splits, dividends, distributions or subdivisions. The new Series A Preferred Stock will automatically convert into common stock, on the same basis as a voluntary conversion, upon the occurrence of the earlier of an initial public offering yielding gross proceeds to the Company in excess of $25,000,000; the liquidation, winding up or dissolution of the Company whereby the proceeds are $75,000,000 or more; or the date specified by agreement of the holders of at least 60% of the voting power of the then outstanding shares of the new Series A Preferred Stock. The holders of the new Series A Preferred Stock shall be entitled to the number of votes equal to the number of shares of common stock into which such shares of new Series A Preferred Stock could then be converted and may vote along with the

                             MR. PAYROLL CORPORATION
                    NOTES TO FINANCIAL STATEMENTS, CONTINUED


10.         SUBSEQUENT EVENTS, CONTINUED:

            holders of common stock as a single class on all matters on which the common stockholders shall be entitled to vote.

            DISSOLUTION OF INNOVISIONS

            On March 9, 1999, pursuant to the terms of the operating agreement, the Company, Cash Centers and the Board of Directors of innoVisions dissolved and terminated the joint venture. The business activities formerly conducted by innoVisions will be integrated into the operations of the Company.

            ADDITIONAL COMMON AND PREFERRED STOCK TRANSACTIONS

            On March 9, 1999, the Company issued 27,000,000 shares of new Series A Preferred Stock in exchange for 10 million shares of no par value common stock, representing all of the then currently issued and outstanding common stock of the Company. On the same date, Cash Centers purchased 27,000,000 shares of new Series A Preferred Stock for cash consideration of $20,975,000 and certain net assets having a value of approximately $6,025,000. Additionally on March 9, 1999, the Company received subscriptions from certain members of management of the Company to purchase 6,000,000 shares of common stock.

            In October 1999, the Company sold 8,241,759 shares of new Series B convertible preferred stock for cash consideration of $30,000,000. The Series A and Series B convertible preferred stockholders are entitled to the same voting and conversion rights.

            REINCORPORATION AND NAME CHANGE

            On July 19, 1999, the Company was reorganized and reincorporated in the State of Delaware. The name of the Company was changed to innoVentry Corp.

                        REPORT OF INDEPENDENT ACCOUNTANTS





To the Shareholders of Mr. Payroll Corporation (innoVentry Corp.) and Board of Directors of
Cash America International, Inc.

In our opinion, the consolidated balance sheet as of December 31, 1998 and the related consolidated statements of operations, shareholder's equity (deficit) and cash flows, for each of the two years in the period ended December 31, 1998, present fairly, in all material respects, the financial position, results of operations and cash flows of Mr. Payroll Corporation (innoVentry Corp.) at December 31, 1998 and for each of the two years in the period ended December 31, 1998, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above. We have not audited the consolidated financial statements of Mr. Payroll Corporation (innoVentry Corp.) for any period subsequent to December 31, 1998.


PricewaterhouseCoopers LLP
Fort Worth, Texas
April 22, 1999, except as to the information presented in Note 10, for which the dates are July 19, 1999 and October 29, 1999

                                  EXHIBIT INDEX

     The following documents are filed as a part of this report. Those exhibits previously filed and incorporated herein by reference are identified below. Exhibits not required for this report have been omitted.

EXHIBIT
NUMBER                                     DESCRIPTION
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

3.7                 --Bylaws of Cash America International, Inc.(e) (Exhibit
                    3.5)

3.8                 --Amendment to Bylaws of Cash America International, Inc.
                    dated effective September 26, 1990.(f) (Exhibit 3.6)

3.9                 --Amendment to Bylaws of Cash America International, Inc.
                    dated effective April 22, 1992.(c) (Exhibit 3.8)

4.1                 --Form of Stock Certificate.(c) (Exhibit 4.1)

10.1                --1989 Non-Employee Director Stock Option Plan.(g) (Exhibit
                    10.47)

10.2 --Amendment to 1989 Non-Employee Director Stock Option Plan dated April 24, 1996. (h) (Exhibit 10.4)

10.3                --1989 Key Employee Stock Option Plan.(g) (Exhibit 10.48)

10.4                --Amendment to 1989 Key Employee Stock Option Plan dated
                    January 21, 1997. (h) (Exhibit 10.6)

10.5                --1994 Long-Term Incentive Plan.(i) (Exhibit 10.5)

10.6                --Amendment to 1994 Long-Term Incentive Plan dated July 22,
                    1997. (j) (Exhibit 10.1)

10.7 --Amended and Restated Executive Employment Agreement between the Company and Mr. Feehan dated as of August 1, 1997. (j) (Exhibit 10.2)

10.8                --Consultation Agreements between the Company and Messrs.
                    Dike, Hunter, Motheral, and Rizzo, each dated April 25,
                    1990.(k) (Exhibit 10.49)

10.9 --Note Agreement between the Company and Teachers Insurance and Annuity Association of America dated as of May 6, 1993.(l) (Exhibit 10.1)

10.10               --First Supplement to Note Agreement between the Company and
                    Teachers Insurance and Annuity Association of America dated as of September 20, 1994.(i) (Exhibit 10.11)

10.11               --Second Supplement (May 12, 1995), Third Supplement (July
                    7, 1995), and Fourth Supplement (November 10, 1995) to 1993
                    Note Agreement between the Company and Teachers Insurance and Annuity Association of America.(m) (Exhibit 10.1)

10.12               --Fifth Supplement (December 30, 1996) to 1993 Note
                    Agreement between the Company and Teachers Insurance and Annuity Association of America. (h) (Exhibit 10.13)

10.13               --Sixth Supplement (December 30, 1997) to 1993 Note
                    Agreement between the Company and Teachers Insurance and Annuity Association of America. (n) (Exhibit 10.16)

10.14               --Seventh Supplement (December 31, 1998) to 1993 Note
                    Agreement between the Company and Teachers Insurance and Annuity Association of America. (o) (Exhibit 10.18)

10.15               --Eighth Supplement (September 29, 1999) to 1993 Note
                    Agreement between the Company and Teachers Insurance and Annuity Association of America. (p) (Exhibit 10.3)

10.16 --Note Agreement between the Company and Teachers Insurance and Annuity Association of America dated as of July 7, 1995.(q) (Exhibit 10.1)

10.17               --First Supplement (November 10, 1995) to 1995 Note
                    Agreement between the Company and Teachers Insurance and Annuity Association of America. (m) (Exhibit 10.2)

10.18               --Second Supplement (December 30, 1996) to 1995 Note
                    Agreement between the Company and Teachers Insurance and Annuity Association of America. (h) (Exhibit 10.16)

10.19               --Third Supplement (December 30, 1997) to 1995 Note
                    Agreement between the Company and Teachers Insurance and Annuity Association of America. (n) (Exhibit 10.20)

10.20               --Fourth Supplement (December 31, 1998) to 1995 Note
                    Agreement between the Company and Teachers Insurance and Annuity Association of America. (o) (Exhibit 10.23)

10.21               -Fifth Supplement (September 29, 1999) to 1995 Note
                    Agreement between the Company and Teachers Insurance and Annuity Association of America. (p) (Exhibit 10.2)

10.22               --Amended and Restated Senior Revolving Credit Facility
                    Agreement among the Company, certain lenders named therein, and NationsBank of Texas, N.A., as Administrative Agent dated as of June 19, 1996. (r) (Exhibit 10.1)

10.23               --First Amendment (December 11, 1997) to Amended and
                    Restated Senior Revolving Credit Facility Agreement dated as of June 19, 1996. (n) (Exhibit 10.22)

10.24               --Second Amendment (June 24, 1998) to Amended and Restated
                    Senior Revolving Credit Facility Agreement dated as of June
                    19, 1996. (s) (Exhibit 10.1)

10.25               --Third Amendment (December 11, 1998) and Fourth Amendment
                    (December 31, 1998) to Amended and Restated Senior Revolving
                    Credit Facility Agreement dated as of June 19, 1996. (o)
                    (Exhibit 10.27)

10.26               --Fifth Amendment (September 29, 1999) to Amended and
                    Restated Senior Revolving Credit Facility Agreement dated as of June 19, 1996. (p) (Exhibit 10.4)

10.27               --Note Agreement dated as of December 1, 1997 among the
                    Company and the Purchasers named therein for the issuance of the Company's 7.10% Senior Notes due January 2, 2008 in the
                    aggregate principal amount of $30,000,000. (n) (Exhibit
                    10.23)

10.28 --First Supplement (December 31, 1998) to Note Agreement dated as of December 1, 1997 among the Company and the Purchasers named therein. (o) (Exhibit 10.29)

10.29 --Second Supplement (September 29, 1999) to Note Agreement dated as of December 1, 1997 among the Company and the Purchasers named therein. (p) (Exhibit 10.1)

13                  --1999 Annual Report to Stockholders of the Company and 2000
                    Proxy Statement.

21                  --Subsidiaries of Cash America International, Inc.

23                  --Consent of PricewaterhouseCoopers LLP.

27                  --Financial Data Schedule.

----------

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

(g)  Annual Report on Form 10-K for the year ended December 31, 1989.

(h)  Annual Report on Form 10-K for the year ended December 31, 1996.

(i)  Annual Report on Form 10-K for the year ended December 31, 1994.

(j)  Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.

(k) Post-Effective Amendment No. 4 to its Registration Statement on Form S-4, File No. 33-17275.

(l)  Quarterly Report on Form 10-Q for the quarter ended March 31, 1993.

(m)  Quarterly Report on Form 10-Q for the quarter ended September 30,1995.

(n)  Annual Report on Form 10-K for the year ended December 31, 1997.

(o)  Annual Report on Form 10-K for the year ended December 31, 1998.

(p)  Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.

(q)  Quarterly Report on Form 10-Q for the quarter ended June 30, 1995.

(r)  Quarterly Report on Form 10-Q for the quarter ended June 30, 1996.

(s)  Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.