Form 10-Q
period 2000-03-31
CASH AMERICA INTERNATIONAL INC
filed 2000-05-15
CIK 807884

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


For the quarterly period ended March 31, 2000

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

Yes   X      No
   ------      ------

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
25,810,601 common shares, $.10 par value, were outstanding as of April 30, 2000


================================================================================

                        CASH AMERICA INTERNATIONAL, INC.

                                  INDEX TO 10-Q



PART I.  FINANCIAL STATEMENTS
                                                                                                          Page
     Item 1. Financial Statements (Unaudited)

       Consolidated Balance Sheets - March 31, 2000
       and 1999 and December 31, 1999.....................................................                 1

       Consolidated Statements of Income - Three Months
       Ended March 31, 2000 and 1999......................................................                 2

       Consolidated Statements of Stockholders' Equity -
       Three Months Ended March 31, 2000 and 1999.........................................                 3

       Consolidated Statements of Cash Flows -
       Three Months Ended March 31, 2000 and 1999.........................................                 4

       Notes to Consolidated Financial Statements.........................................                 5


     Item 2.  Management's Discussion and Analysis of
                Results of Operations and Financial Condition.............................                10


PART II.  OTHER INFORMATION...............................................................                21

SIGNATURE.................................................................................                22


CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data) (UNAUDITED)





                                                                                  March 31,              December 31,
                                                                              2000           1999            1999
                                                                           -----------    -----------    -----------

ASSETS

     Current assets:
        Cash and cash equivalents                                          $     6,599    $     5,769    $     6,186
        Loans                                                                  115,907        120,845        125,349
        Merchandise held for disposition, net                                   56,572         63,125         64,419
        Inventory                                                                3,549          1,213          2,801
        Finance and service charges receivable                                  18,928         18,304         21,052
        Other receivables and prepaid expenses                                  12,884          7,398          6,279
        Income taxes recoverable                                                 8,921          5,422          8,824
        Deferred tax assets                                                      5,278          7,487          5,548
                                                                           -----------    -----------    -----------


           Total current assets                                                228,638        229,563        240,458
     Property and equipment, net                                                55,378         62,132         60,961
     Intangible assets, net                                                     90,036         89,570         90,901
     Other assets                                                                9,887          3,993          9,911
     Investment in and advances
        to unconsolidated subsidiary                                             8,082         18,832         15,392

                                                                           -----------    -----------    -----------

           Total assets                                                    $   392,021    $   404,090    $   417,623
                                                                           ===========    ===========    ===========


LIABILITIES AND STOCKHOLDERS' EQUITY

     Current liabilities:
        Accounts payable and accrued expenses                              $    19,360    $    18,036    $    20,931
        Customer deposits                                                        4,635          4,750          4,131
        Income taxes currently payable                                           1,423          2,344          1,587
        Current portion of long-term debt                                        5,309          4,693          5,390
                                                                           -----------    -----------    -----------

           Total current liabilities                                            30,727         29,823         32,039

     Deferred tax liabilities                                                    1,646          1,381          1,668
     Long-term debt                                                            173,605        180,048        196,976
                                                                           -----------    -----------    -----------

     Stockholders' equity:
        Common stock, $.10 par value per
           share, 80,000,000 shares authorized                                   3,024          3,024          3,024
        Paid in surplus                                                        127,852        126,991        127,350
        Retained earnings                                                      100,379        107,207        105,331
        Accumulated other comprehensive loss                                    (4,667)        (3,774)        (3,989)
        Notes receivable - stockholders                                         (6,145)        (3,510)        (5,820)
                                                                           -----------    -----------    -----------

                                                                               220,443        229,938        225,896
        Less -- shares held in treasury, at cost                               (34,400)       (37,100)       (38,956)
                                                                           -----------    -----------    -----------

     Total stockholders' equity                                                186,043        192,838        186,940
                                                                           -----------    -----------    -----------

     Total liabilities and stockholders' equity                            $   392,021    $   404,090    $   417,623
                                                                           ===========    ===========    ===========


See notes to consolidated financial statements.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data) (UNAUDITED)





                                                               Three Months Ended
                                                                   March 31,
                                                              2000            1999
                                                          ------------    ------------

REVENUE
     Finance and service charges                          $     29,526    $     31,495
     Proceeds from disposition of merchandise                   62,519          61,210
     Lending franchise fees and royalties                           79              11
     Rental operations                                           3,741           1,450
     Check cashing royalties and fees                            1,131           1,482
                                                          ------------    ------------
TOTAL REVENUE                                                   96,996          95,648
                                                          ------------    ------------

COSTS OF REVENUE
     Disposed merchandise                                       42,476          40,416
     Rental operations                                           1,182             323
                                                          ------------    ------------

NET REVENUE                                                     53,338          54,909
                                                          ============    ============

OPERATING EXPENSES
     Lending operations                                         31,386          29,707
     Rental operations                                           2,508             511
     Check cashing operations                                      367           2,146
     Administration                                              6,687           7,360
     Depreciation                                                3,528           3,913
     Amortization                                                1,105           1,188
                                                          ------------    ------------

         Total operating expenses                               45,581          44,825
                                                          ------------    ------------

INCOME FROM OPERATIONS                                           7,757          10,084

     Interest expense, net                                       3,299           3,331
     Equity in loss of unconsolidated subsidiary                 7,341             587
     Gain from issuance of subsidiary's stock                       --          (4,815)
                                                          ------------    ------------

Income (loss) before income taxes                               (2,883)         10,981
     Provision for income taxes                                  1,754           6,181
                                                          ------------    ------------

NET INCOME (LOSS)                                         $     (4,637)   $      4,800
                                                          ============    ============

Net income (loss) per share:
     Basic                                                $       (.18)   $        .19
     Diluted                                                      (.18)            .18
                                                          ------------    ------------

Weighted average shares:
     Basic                                                      25,282          25,191
     Diluted                                                    25,282          26,419
                                                          ============    ============




See notes to consolidated financial statements.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
THREE MONTHS ENDED MARCH 31, 2000 AND 1999
(In thousands, except share data) (UNAUDITED)





                                                                                                    ACCUMULATED       NOTES
                                       COMMON STOCK                                                    OTHER        RECEIVABLE -
                                -------------------------    PAID IN    RETAINED    COMPREHENSIVE   COMPREHENSIVE     STOCK-
                                   SHARES        AMOUNT      SURPLUS    EARNINGS    INCOME (LOSS)   INCOME (LOSS)     HOLDERS
                                ------------   ----------   ---------  ----------   -------------   -------------   -----------

Balance at
    December 31, 1999             30,235,164   $    3,024   $ 127,350  $  105,331                 $      (3,989)  $   (5,820)

    Comprehensive loss:
        Net loss                                                           (4,637)  $      (4,637)
        Other comprehensive
            loss - Foreign
            currency translation
            adjustments                                                                      (678)         (678)
                                                                                    -------------

    Comprehensive loss                                                              $      (5,315)
                                                                                    -------------

    Dividends declared--
        $.0125 per share                                                     (315)

    Treasury shares acquired

    Treasury shares reissued                                      485

    Tax benefit from exercise
        of option shares                                           17

    Change in notes
        receivable -
          stockholders                                                                                                  (325)
                                ------------   ----------   ---------  ----------   -------------   -------------   ----------
Balance at
    March 31, 2000                30,235,164   $    3,024   $ 127,852  $  100,379                   $      (4,667)  $ (6,145)
                                ============   ==========   =========  ==========   =============   =============   ========

Balance at
    December 31, 1998             30,235,164   $    3,024   $ 126,615  $  102,722                   $      (2,414)  $   (3,263)

    Comprehensive income:
        Net income                                                          4,800   $       4,800

        Other comprehensive
            loss - Foreign
            currency translation
            adjustments                                                                    (1,360)         (1,360)
                                                                                    -------------

    Comprehensive income                                                            $       3,440
                                                                                    -------------

    Dividends declared--
        $.0125 per share                                                     (315)

    Treasury shares acquired

    Treasury shares reissued                                     (232)

    Tax benefit from exercise
        of option shares                                          608

    Change in notes
        receivable - stockholders                                                                                         (247)
                                ------------   ----------   ---------  ----------   -------------   -------------   ----------
Balance at
    March 31, 1999                30,235,164   $    3,024   $ 126,991  $  107,207                   $      (3,774)  $   (3,510)
                                ============   ==========   =========  ==========   =============   =============   ==========



                                           TREASURY STOCK
                                      -----------------------
                                        SHARES       AMOUNT
                                      -----------  -----------

Balance at
    December 31, 1999                 5,055,170  $   (38,956)   $

    Comprehensive loss:
        Net loss
        Other comprehensive
            loss - Foreign
            currency translation
            adjustments


    Comprehensive loss


    Dividends declared--
        $.0125 per share

    Treasury shares acquired             (3,341)          45

    Treasury shares reissued           (588,200)       4,511

    Tax benefit from exercise
        of option shares

    Change in notes
        receivable -
          stockholders
                                      ---------  -----------
Balance at
    March 31, 2000                    4,463,629  $   (34,400)
                                      =========  ===========

Balance at
    December 31, 1998                 5,114,218  $   (39,240)

    Comprehensive income:
        Net income

        Other comprehensive
            loss - Foreign
            currency translation
            adjustments


    Comprehensive income


    Dividends declared--
        $.0125 per share

    Treasury shares acquired                 (750)           3

    Treasury shares reissued             (279,939)       2,137

    Tax benefit from exercise
        of option shares

    Change in notes
        receivable - stockholders
                                      -----------  -----------

Balance at
    March 31, 1999                      4,833,529  $   (37,100)
                                      ===========  ===========


See notes to consolidated financial statements.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (UNAUDITED)






                                                                                 Three Months Ended
                                                                                     March 31,
                                                                                 2000          1999
                                                                              ----------    ----------

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                                             $   (4,637)   $    4,800
Adjustments to reconcile net income (loss) to net
     cash provided by operating activities:
         Depreciation                                                              3,528         3,913
         Amortization                                                              1,105         1,188
         Equity in loss of unconsolidated subsidiary                               7,341           587
         Gain from issuance of subsidiary's stock                                     --        (4,815)
         Changes in operating assets and liabilities-
             Merchandise held for disposition and inventory                        7,138         1,238
             Finance and service charges receivable                                2,031         1,282
             Other receivables and prepaid expenses                                 (155)          737
             Accounts payable and accrued expenses                                (1,537)          675
             Customer deposits, net                                                  504           599
             Current income taxes                                                   (227)        3,767
             Deferred taxes, net                                                      39         1,500
                                                                              ----------    ----------
                    Net cash provided by operating activities                     15,130        15,471
                                                                              ----------    ----------

CASH FLOWS FROM INVESTING ACTIVITIES
     Loans forfeited and transferred to merchandise held for disposition          32,424        34,632
     Loans repaid or renewed                                                      77,042        79,867
     Loans made, including loans renewed                                        (100,695)     (107,852)
                                                                              ----------    ----------

                    Net decrease in loans                                          8,771         6,647
                                                                              ----------    ----------

     Acquisitions, net of cash acquired                                             (425)       (1,509)
     Effect on cash of de-consolidation of subsidiary                                 --        (4,795)
     Advance to unconsolidated subsidiary                                             --          (500)
     Purchases of property and equipment                                          (4,386)       (6,572)
                                                                              ----------    ----------

                    Net cash provided (used) by investing activities               3,960        (6,729)
                                                                              ----------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES
     Net payments under bank lines of credit                                     (22,822)       (8,596)
     Payments on capital lease obligations                                          (255)         (107)
     Net proceeds from reissuance of treasury shares                               4,671         1,658
     Treasury shares sold                                                             45             3
     Dividends paid                                                                 (315)         (315)
                                                                              ----------    ----------

                    Net cash used by financing activities                        (18,676)       (7,357)
                                                                              ----------    ----------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                               (1)          (33)
                                                                              ----------    ----------

CHANGE IN CASH AND CASH EQUIVALENTS                                                  413         1,352
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                   6,186         4,417
                                                                              ----------    ----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                    $    6,599    $    5,769
                                                                              ==========    ==========



See notes to consolidated financial statements.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------


1.  BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of Cash America International, Inc. and its majority owned subsidiaries (the "Company"). Through March 9, 1999, the assets and liabilities of the Company's automated check cashing machine operations, now known as innoVentry Corp. ("innoVentry"), and the results of its operations were included in the consolidated financial statements. The Company disposed of a majority interest in innoVentry on March 9, 1999, and began accounting for its investment and its proportionate share of the results of innoVentry's operations by the equity method of accounting. All significant intercompany accounts and transactions have been eliminated in consolidation.

         The financial statements as of March 31, 2000 and 1999, and for the three month periods then ended are unaudited but, in management's opinion, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for such interim periods. Operating results for the three month periods are not necessarily indicative of the results that may be expected for the full fiscal year.

         Certain amounts in the consolidated financial statements for the three month period ended March 31, 1999, have been reclassified to conform to the presentation format adopted in 2000. These reclassifications have no effect on the net income previously reported.

         These financial statements and related notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1999 Annual Report to Stockholders.

2.  REVENUE RECOGNITION

Lending Operations - Pawn loans ("loans") are made on the pledge of tangible personal property. The Company accrues finance and service charge revenue on all loans that the Company deems collectible based on historical loan redemption statistics. For loans not repaid, the carrying value of the forfeited collateral ("merchandise held for disposition") is stated at the lower of cost (cash amount loaned) or market.

         Revenue is recognized at the time of disposition of merchandise. Interim customer payments for layaway sales are recorded as deferred revenue and subsequently recognized as revenue during the period in which final payment is received.

Check Cashing Operations - The Company records fees derived from its owned check cashing locations in the period in which the service is provided. Royalties derived from franchised locations are recorded on the accrual basis.

Rental Operations - Tire and wheel rentals are paid on a weekly basis in advance and revenue is recognized in the period earned. Rental payments received prior to the period due are recorded as deferred revenue. Customers may return the rented tires and wheels at any time and have no obligation to complete the rental agreement. Rent-A-Tire has also entered into agreements to operate and manage stores for unrelated investors. The investors own the stores and incur all costs to operate them. Management fees earned by Rent-A-Tire are recorded in revenue over the life of the agreement. In addition, Rent-A-Tire receives compensation for its efforts in constructing and opening each store that it manages for a third party.

3.  PROPERTY AND EQUIPMENT

On March 28, 2000, a tornado severely damaged the Company's corporate headquarters in Fort Worth, Texas. Headquarters operations have been relocated to temporary facilities and the Company's operating locations were not affected. The Company owns the building and management will evaluate all of its alternatives relating to its restoration. The Company's insurance coverage provides proceeds for the loss of the building; replacement of furniture, improvements, and equipment; recovery of losses resulting from business interruption; and recovery of other general expenses that will be incurred. The net book value of $6.3 million of property and equipment damaged or destroyed is included in other receivables and prepaid expenses in the accompanying consolidated balance sheet at March 31, 2000. Based upon current assessments of the insurance coverage, management believes that there will be no significant adverse effect on the Company's consolidated financial position or results of operations. However, there can be no assurance that the Company will not ultimately incur an extraordinary loss, net of insurance recovery and applicable income taxes.

4.  LONG-TERM DEBT

The Company's long-term debt instruments and balances outstanding as of March 31 are as follows (in thousands):


                                                            2000           1999
                                                       ------------   ------------

U.S. Line of Credit up to $150 million
         due June 30, 2003                             $     78,750   $     85,500
U.K. Line of Credit up to(pound)10 million
         due April 30, 2001                                  14,628          7,575

Swedish Lines of Credit up to SEK 215 million                13,298         17,779

8.33% senior unsecured notes due 2003                        17,143         21,429
8.14% senior unsecured notes due 2007                        20,000         20,000
7.10% senior unsecured notes due 2008                        30,000         30,000
Capital lease obligations payable                             4,595          1,958
6.25% subordinated unsecured notes due 2004                     500            500

                                                       ------------   ------------
                                                            178,914        184,741
Less current portion                                          5,309          4,693
                                                       ------------   ------------

        Total long-term debt                           $    173,605   $    180,048
                                                       ============   ============

5.  WEIGHTED AVERAGE SHARES

The reconciliation of basic and diluted weighted average common shares outstanding for the three month periods ended March 31, follows (in thousands):


                                                                  2000         1999
                                                               ----------   ----------

Weighted average shares - Basic                                    25,282       25,191
Effect of shares applicable to stock option plans                      --        1,191
Effect of shares applicable to nonqualified savings plan               --           37
                                                               ----------   ----------
Weighted average shares - Diluted                                  25,282       26,419
                                                               ==========   ==========

         Diluted weighted average shares for the three month period ended March 31, 2000, excludes approximately 780,000 shares and 47,000 shares applicable to stock option plans and the nonqualified savings plan, respectively. These shares are excluded due to their antidilutive effect as a result of the Company's net loss during the three month period ended March 31, 2000.

6.  UNCONSOLIDATED SUBSIDIARY

Summarized unaudited results of operations for innoVentry for the three month periods ended March 31, follows (in thousands):


                                                 2000          1999
                                             ----------    ----------

Total net revenue                            $    3,358    $      859
Expenses including net interest expense         (23,709)       (4,678)
Income tax benefit                                   --           207
                                             ----------    ----------

         Net loss                            $  (20,351)   $   (3,612)
                                             ==========    ==========

         The Company recorded $2.5 million of net loss from innoVentry's operations in 1999 prior to de-consolidation on March 9, 1999. Thereafter, the Company recorded its proportionate share of innoVentry's net loss by the equity method. The Company owns a 38.3% voting interest in innoVentry as of March 31, 2000.

7.  OPERATING SEGMENT INFORMATION

The Company has two reportable operating segments in the lending industry and one each in the check cashing and rental industries. While the United States and foreign lending segments offer the same services, each is managed separately due to the different operational strategies required. The rental operation offers different services and products thus requiring its own technical, marketing and operational strategy. The same is true with respect to the check cashing operations. However, the Company has not controlled the operations of innoVentry since March 9, 1999.

Information concerning the segments is set forth below (in thousands):


                                              Lending
                                 ------------------------------------
                                   United                                 Check
                                   States      Foreign        Total      Cashing           Rental      Consolidated
                                 ----------   ----------   ----------   ----------       ----------    ------------


Three Months Ended
March 31, 2000:
    Total revenue                $   83,489   $    8,803   $   92,292   $      963       $    3,741    $     96,996
    Income (loss)
      from operations                 5,990        2,322        8,312          256             (811)          7,757
    Total assets at end of
         period                     262,465       88,049      350,514       19,649           21,858         392,021
                                 ----------   ----------   ----------   ----------       ----------    ------------
Three Months Ended
March 31, 1999:
    Total revenue                $   85,448   $    7,445   $   92,893   $    1,305(A)    $    1,450    $     95,648
    Income (loss)
      from operations                 9,455        2,984       12,439       (2,333)(A)          (22)         10,084
    Total assets at end of
         period                     286,282       80,170      366,452       28,209            9,429         404,090
                                 ==========   ==========   ==========   ==========       ==========    ============



(A) Includes innoVentry operations through March 9, 1999.

8.  LITIGATION

The Company is a defendant in certain lawsuits encountered in the ordinary course of its business. In the opinion of management, the resolution of these matters will not have a material adverse effect on the Company's financial position, results of operations or liquidity.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

SUMMARY CONSOLIDATED FINANCIAL DATA

FIRST QUARTER ENDED MARCH 31, 2000 vs.
FIRST QUARTER ENDED MARCH 31, 1999

================================================================================
(Dollars in thousands)

     The following table sets forth selected consolidated financial data with respect to the Company and its consolidated lending operations as of March 31, 2000 and 1999, and for the three months then ended.


                                                                              2000             1999           Change
                                                                         ------------     ------------     ------------

REVENUE
     Finance and service charges                                         $     29,526     $     31,495               (6)%
     Proceeds from disposition of merchandise                                  62,519           61,210                2%
     Lending franchise fees and royalties                                          79               11              618%
     Rental operations                                                          3,741            1,450              158%
     Check cashing royalties and fees                                           1,131            1,482              (24)%
                                                                         ------------     ------------     ------------
TOTAL REVENUE                                                                  96,996           95,648                1%
                                                                         ------------     ------------     ------------
COSTS OF REVENUE
     Disposed merchandise                                                      42,476           40,416                5%
     Rental operations                                                          1,182              323              266%
                                                                         ------------     ------------     ------------
NET REVENUE                                                              $     53,338     $     54,909               (3)%
                                                                         ============     ============     ============
OTHER DATA
  CONSOLIDATED OPERATIONS:
     Net revenue contribution by source--
         Finance and service charges                                             55.4%            57.4%              (3)%
         Margin on disposition of merchandise                                    37.7%            37.9%              (1)%
         Rental operations                                                        4.8%             2.0%             140%
         Check cashing operations                                                 2.1%             2.7%             (22)%
     Expenses as a percentage of net revenue--
         Operations and administration                                           76.8%            72.3%               6%
         Depreciation and amortization                                            8.7%             9.3%              (6)%
         Interest, net                                                            6.2%             6.1%               2%
     Income from operations before depreciation
       and amortization as a percentage of total revenue                         12.8%            15.9%             (20)%
     Income from operations as a percentage of total revenue                      8.0%            10.5%             (24)%
                                                                         ------------     ------------     ------------
  LENDING OPERATIONS:
     Annualized yield on pawn loans                                                99%             102%              (3)%
     Average pawn loan balance per average location in operation         $        258     $        270               (4)%
     Average pawn loan amount at end of period (not in thousands)        $        105     $        104                1%
     Margin on disposition of merchandise as a percentage
       of proceeds from disposition of merchandise                               32.1%            34.0%              (6)%
     Average annualized merchandise turnover                                      2.8x             2.5x              12%
     Average merchandise held for disposition
       per average location                                              $        131     $        140               (6)%

     Lending locations in operation--
       Beginning of period                                                        466              464
         Acquired                                                                  --               --
         Start-ups                                                                  1               --
         Combined or closed                                                        (3)              (3)
       End of period                                                              464              461                1%
       Additional franchise locations at end of period                             15                5              200%
       Total locations at end of period                                           479              466                3%
       Average number of owned locations (a)                                      465              463               --
                                                                         ============     ============     ============



(a) Averages based on accumulation of month-end balances and dividing aggregate total by total months in the period.

GENERAL

           The Company is a diversified provider of specialty financial services to individuals in the United States, United Kingdom and Sweden. The Company offers secured non-recourse loans, commonly referred to as pawn loans, to individuals through its lending operations. The pawn loan portfolio generates finance and service charge revenue. The disposition of merchandise, primarily collateral from unredeemed pawn loans, is a related but secondary source of net revenue from the Company's lending function. The Company also provides rental of tires and wheels through its subsidiary, Rent-A-Tire, Inc. ("Rent-A-Tire") and check cashing services through its franchised and company owned Mr. Payroll(R) manned check cashing centers.

           The Company expanded its lending operations during the fifteen month period ended March 31, 2000, by adding a net 10 locations. It acquired 5 operating units, established 5 locations, and combined or closed 7 locations. In addition, 10 franchise units were opened including 3 company-owned locations that were sold to a franchisee. As of March 31, 2000, the Company's lending operations consisted of 479 lending units--411 owned units and 15 franchised units in 17 states in the United States, 42 jewelry-only units in the United Kingdom, and 11 loan-only and primarily jewelry-only units in Sweden.

         During the fifteen month period ended March 31, 2000, Rent-A-Tire acquired 14 tire and wheel rental stores that it previously managed and established 9 stores. As of March 31, 2000, Rent-A-Tire owned and operated 27 stores and also managed 14 additional stores for a third party that were added during 1999.

         During the first quarter of 1999, the Company restructured its check cashing operations in a series of transactions designed to isolate and accelerate the development and deployment of its automated check cashing machine ("CCM"). In January 1999, the Company transferred its manned check cashing operations into a new wholly owned consolidated subsidiary ("Mr. Payroll"). As of March 31, 2000, Mr. Payroll operated 126 franchised and 10 company owned manned check cashing centers in twenty states. On March 9, 1999, Wells Fargo Cash Centers, Inc. ("Cash Centers"), a wholly owned subsidiary of Wells Fargo Bank, N.A., contributed approximately $27.0 million of cash and assets to the Company's CCM subsidiary (now known as "innoVentry") and received newly issued shares of innoVentry's senior convertible Series A preferred stock representing 45% of innoVentry's voting interest. Additionally, certain members of the newly constituted management of innoVentry subscribed for newly issued shares of common stock of innoVentry, representing 10% of its voting interest. The Company also assigned 10% of its senior convertible Series A preferred stock to the former owners of innoVentry's predecessor in consideration for the termination of an option issued in conjunction with the Company's original acquisition of innoVentry's predecessor. Upon completion of the transactions, the Company's residual ownership interest in innoVentry was 40.5%. As a result, the Company no longer controlled innoVentry, it was de-consolidated and the Company began accounting for its investment and its share of the results of innoVentry's operations after March 9, 1999, by the equity method of accounting whereby the Company records its proportionate share of innoVentry's earnings or losses in its consolidated financial statements. In October 1999, the Company, Cash Centers, and a third party each purchased $10.0 million of innoVentry's newly issued senior convertible Series B voting preferred stock. The Company's voting interest as of March 31, 2000, is 38.3%.

RESULTS OF OPERATIONS

FIRST QUARTER ENDED MARCH 31, 2000, COMPARED TO THE
FIRST QUARTER ENDED MARCH 31, 1999

         Net Revenue: Consolidated. Consolidated net revenue decreased 3%, or $1.6 million, to $53.3 million during the first quarter ended March 31, 2000 (the "current quarter"), from $54.9 million during the first quarter ended March 31, 1999 (the "prior year quarter"). Net revenue from lending activities and check cashing operations declined $2.7 million and $.3 million, respectively. Rental operations net revenue increased $1.4 million.

         Net Revenue: Lending Activities. Net revenue from lending operations decreased $2.7 million to $49.8 million during the current quarter from $52.5 million during the prior year quarter. Same units (those in operation for more than one year) accounted for $2.1 million of the decrease and an additional decrease of $.6 million resulted from a net reduction of 3 lending units since March 31, 1999. The principal components of lending operations net revenue are finance and service charges, which declined $2.0 million, net revenue from the disposition of merchandise, which declined $.8 million, domestic franchising activities, which increased $.1 million, and foreign check cashing operations, which was the same in both quarters.

         Finance and service charges decreased $2.0 million, or 6%, in the current quarter compared to the prior year quarter. Fluctuations in finance and service charges are caused by changes in both the average balance outstanding of pawn loans and the annualized yield of the pawn loan portfolio. Of the $2.0 million decline, $1.3 million was the result of a 4% decrease in the average pawn loan balance which was caused by a 6% decrease in the average number of loans outstanding that was partially offset by a 2% increase in the average amount per loan. The remaining $.7 million decline was caused by a 3% decrease in the consolidated annualized loan yield.

         Pawn loans outstanding at March 31, 2000, decreased $4.9 million, or 4%, to $115.9 million from $120.8 million at March 31, 1999. This decline is primarily attributable to a decrease in loan demand leading to a lower number of loans outstanding. Management believes this trend of lower average loan balances will continue which will result in lower levels of finance and service charges and net revenue until loan demand or customer count increases. Pawn loans outstanding at March 31, 2000, were 8% lower than at December 31, 1999, compared to a 6% decline for the comparable period of the preceding year. For domestic operations, pawn loan balances decreased 13% during the 2000 period and 11% during the comparable 1999 period. Historically, the Company's domestic pawn loans have declined during the first quarter when the Internal Revenue Service processes federal income tax refunds. Management believes that many customers use a portion of their refund to repay or extend their loans and purchase items of personal property. Foreign loan balances, denominated in local currencies, increased during both periods. However, they did not lessen the impact of the domestic decreases since both currencies were weaker against the dollar at

March 31, 2000, as compared to December 31, 1999. After translation into dollars, the net foreign loan balance increase was negligible.

         The consolidated annualized loan yield, which represents the blended result derived from the distinctive loan yields realized in the three countries in which the Company operates, was 99% in the current quarter compared to 102% in the prior year quarter. The decrease in the yield was primarily the result of a lower blended yield on foreign loans as the domestic annualized loan yield was 133% for the current quarter compared to 131% for the prior year quarter. The domestic increase is primarily attributable to slightly higher redemption rates and decreased loan demand leading to a greater decline in loan balances during the current quarter. The blended yield on average foreign pawn loans outstanding was 51% for the current quarter compared to 55% in the prior year quarter. The decrease in the blended foreign loan yield resulted primarily from a decline in loan yield in the United Kingdom to 53% from 59%. Average pawn loan balances in the United Kingdom during the current quarter were 18% higher than the prior year quarter. However, lower redemption rates and lower returns on the disposition of unredeemed collateral contributed to the decline in loan yield.

         Net revenue from the disposition of merchandise represents the proceeds received from the disposition of merchandise in excess of the cost of merchandise disposed. Proceeds from the disposition of merchandise in the current quarter were $1.3 million, or 2%, higher than the prior year quarter primarily due to a $1.3 million increase from the United Kingdom lending units, including $.5 million from same units. The margin on disposition of merchandise declined to 32.1% in the current quarter from 34.0% during the prior year quarter. Excluding the effect of the disposition of scrap jewelry, the margin on disposition of merchandise fell to 34.1% for the current quarter from 35.4% in the prior year quarter primarily due to price discounting to reduce merchandise to more desirable levels. The margin on disposition of scrap jewelry was negligible and contributed to the lower overall margin on all merchandise disposed in the current quarter. The net result of the increased proceeds and reduced margin was an $.8 million, or 4% decline in net revenue from the disposition of merchandise. As a result of management's decision to emphasize disposition of merchandise, the ratio of pawn loan balances to merchandise balances improved. The merchandise turnover rate increased to 2.8 times in the current quarter compared to 2.5 times in the prior year quarter and the balance of merchandise available for disposition at March 31, 2000, was 10.4% less than at March 31, 1999.

         Net Revenue: Other Activities. Net revenue of Rent-A-Tire increased to $2.5 million in the current quarter from $1.1 million in the prior year quarter. Tire and wheel rentals and sales net revenue increased $1.2 million as a result of an average of 21 more stores in operation in the current quarter compared to the prior year quarter. The level of activity in managed stores primarily drives management fees and related revenue. Such revenue increased $.2 million as a result of a 31% increase in the number of tires and wheels on rental agreements in the managed stores.

         The restructuring of the Company's check cashing operations and de-consolidation of innoVentry resulted in a $.3 million decrease in other net revenue in the current year quarter compared to the prior year quarter. Following de-consolidation, the Company began accounting for its investment in innoVentry by the equity method and, accordingly, the

Company's share of the results of operations of innoVentry is recorded in "Equity in loss of unconsolidated subsidiary." See "Other Items" below.

         Operations and Administration Expenses. Due in part to the 3% decrease in consolidated net revenue, consolidated operations and administration expenses as a percentage of net revenue were 76.8% in the current quarter compared to 72.3% for the prior year quarter. Total operations and administration expenses increased a net amount of $1.2 million, or 3%, in the current quarter as compared to the prior year quarter. Domestic lending operations expenses increased $1.4 million primarily as a result of higher personnel benefits and occupancy expenses. Foreign lending operations contributed $.6 million of the increase and Rent-A-Tire accounted for $2.0 million of the increase due to an average of 21 more stores during the current quarter. Check cashing operations expenses decreased $2.8 million as a result of the de-consolidation of innoVentry in March 1999.

         Depreciation and Amortization. Depreciation and amortization expenses as a percentage of net revenue decreased to 8.7% in the current quarter from 9.3% in the prior year quarter. Depreciation and amortization expenses decreased 9.2% primarily as a result of a moderation in the Company's unit expansion of its lending operations.

         Interest Expense. Net interest expense as a percentage of net revenue increased to 6.2% in the current quarter from 6.1% in the prior year quarter. Average debt outstanding decreased 1.5% to $194.4 million during the current quarter from $197.4 million during the prior year quarter. The effective blended borrowing cost was 6.8% in both quarters. As a result, interest expense was approximately the same because the current quarter was one day longer than the prior year quarter.

         Other Items. Equity in loss of unconsolidated subsidiary, representing the Company's share of innoVentry's net losses following de-consolidation in March 1999, was $7.3 million in the current quarter compared to $.6 million in the prior year quarter. The Company expects innoVentry's losses to continue as its operations continue to expand. However, the future losses recorded by the Company will be limited to the carrying value of its investment in and advances to innoVentry.

         In the prior year quarter, the Company recorded a gain of $4.8 million, before applicable income tax expense of $3.7 million, from the issuance of innoVentry's senior convertible Series A preferred stock and common stock in March 1999.

         Income Taxes. The Company's consolidated effective tax rate is impacted in the current quarter by the effect of the valuation allowance provided against the deferred tax assets arising from the Company's equity in the losses of innoVentry and in the prior year quarter by the effects of income taxes provided upon the de-consolidation of innoVentry on March 9, 1999. The Company recognized no net deferred tax benefits in the current quarter from the equity losses arising from its investment in innoVentry. Excluding the effects of the equity in innoVentry's losses after de-consolidation and the gain from issuance of innoVentry's stock and their related tax effects, the Company's consolidated effective income tax rate for the current quarter is 39.2% compared to 40.0% in the prior year quarter. The effective tax rate decreased because, in the current quarter, a slightly higher proportion of income before taxes occurred in the foreign entities which have a lower combined effective tax rate. The effective tax rate of the United States entities (excluding the effects of innoVentry discussed above) decreased slightly to 45.0% for the current quarter compared to 45.5% for the prior year quarter. The effective tax rate of the foreign lending operations was 31.4% for both the current quarter and the prior year quarter.

         The Company anticipates that the tax benefit from future innoVentry losses will be recognized when it is more likely than not that such benefits will be realized. As a result, management believes that the Company's consolidated effective income tax rate will continue to be substantially higher than the statutory income tax rate.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash provided by operating activities was $15.1 million during the current quarter. The Company invested $4.4 million in purchases of property and equipment during the current quarter including $2.5 million for property improvements, remodeling selected operating units, and additions to computer systems of the lending operations. The remaining $1.9 million was for the purchase of equipment and the continued development of a point-of-sale software system for Rent-A-Tire. The Company also invested $.4 million for the acquisition of one tire rental store. The Company paid $22.8 million to reduce its net borrowings under the Company's bank lines of credit, paid $.3 million of debt obligations in connection with capital leases, and paid $.3 million in dividends. These activities were funded from the cash flow generated by operating activities, the reduction of pawn loan balances by $8.8 million, and $4.7 million from the issuance of common shares pursuant to the Company's stock option plans.

         On March 28, 2000, a tornado severely damaged the Company's corporate headquarters in Fort Worth, Texas. Headquarters operations have been relocated to temporary facilities and the Company's operating locations were not affected. The Company owns the building and management will evaluate all of its alternatives relating to its restoration. The Company's insurance coverage provides proceeds for the loss of the building; replacement of furniture, improvements, and equipment; recovery of losses resulting from business interruption; and recovery of other general expenses that will be incurred. Based upon current assessments of the insurance coverage, management believes that there will be no significant adverse effect on the Company's consolidated financial position, results of operations, or liquidity.

         As of March 31, 2000, the Company's voting interest in innoVentry is 38.3%. In the event innoVentry requires additional capital in the future, the Company has the opportunity to make additional investments. In the event the Company does not participate in future capital fundings of innoVentry, its ownership interest will be diluted. Management believes that innoVentry intends to continue to develop and market the CCM, now known as the RPM(TM) Cash Management Machine, as a financial services machine. The Company anticipates that innoVentry will incur future losses and require additional capital until sufficient revenues are generated from its sales and operations.

         The Company plans to add approximately 10 to 15 new lending units during the remainder of 2000. These additions will likely occur through a combination of new openings and acquisitions of existing locations. Rent-A-Tire plans to add approximately 15 to 20 additional rental stores during the remainder of 2000 through the acquisition of existing stores or the opening of new stores.

         On October 19, 1999, the Company announced that its Board of Directors had authorized management to purchase up to one million shares of its common stock in the open market. During the current quarter, the Company made no purchases under the program. Purchases may be made from time to time in the open market and it is expected that funding of the program will come from operating cash flow and existing bank facilities.

         Management believes that borrowings available under its revolving credit facilities, cash generated from operations and current working capital of $191.6 million should be sufficient to meet the Company's anticipated future capital requirements.

IMPACT OF FOREIGN CURRENCY EXCHANGE RATES

         The Company is subject to the risk of unexpected changes in foreign currency rates by virtue of its operations in the United Kingdom and Sweden. The Company's foreign assets, liabilities, and earnings are converted into U.S. dollars for consolidation into the Company's financial statements. At March 31, 2000, the Company had recorded a cumulative other comprehensive loss of $4.7 million as a result of fluctuations in foreign currency exchange rates. Future earnings and comparisons with prior periods reported by the Company may fluctuate depending on applicable currency exchange rates in effect during the periods.

DOMESTIC LENDING OPERATIONS
================================================================================
(Dollars in thousands)

     The following table sets forth selected financial data for the Company's domestic lending operations as of March 31, 2000 and 1999, and for the three months then ended.


                                                                             2000            1999          Change
                                                                         -----------     -----------     -----------

REVENUE
     Finance and service charges                                         $    23,145     $    25,119              (8)%
     Proceeds from disposition of merchandise                                 60,265          60,318              --
     Lending franchise fees and royalties                                         79              11             618%
                                                                         -----------     -----------     -----------
TOTAL REVENUE                                                                 83,489          85,448              (2)%
                                                                         -----------     -----------     -----------
COSTS OF REVENUE
     Disposed merchandise                                                     40,292          39,628               2%
                                                                         -----------     -----------     -----------
NET REVENUE                                                              $    43,197     $    45,820              (6)%
                                                                         ===========     ===========     ===========
OTHER DATA
     Net revenue contribution by source--
         Finance and service charges                                            53.6%           54.8%             (2)%
         Margin on disposition of merchandise                                   46.2%           45.2%              2%
         Lending franchise fees and royalties                                     .2%             --              --

     Expenses as a percentage of net revenue--
         Operations and administration                                          77.9%           70.3%             11%
         Depreciation and amortization                                           8.3%            9.1%             (9)%
         Interest, net                                                           3.9%            5.2%            (24)%

     Income from operations before depreciation
       and amortization as a percentage of total revenue                        11.4%           15.9%            (28)%
     Income from operations as a percentage of total revenue                     7.2%           11.1%            (35)%

     Annualized yield on pawn loans                                              133%            131%              2%
     Average pawn loan balance per average location in operation         $       170     $       188             (10)%
     Average pawn loan amount at end of period (not in thousands)        $        80     $        82              (2)%
     Margin on disposition of merchandise as a percentage
       of proceeds from disposition of merchandise                              33.1%           34.3%             (3)%
     Average annualized merchandise turnover                                     2.8x            2.5x             12%
     Average merchandise held for disposition
       per average location                                              $       139     $       154             (10)%

     Lending locations in operation--
       Beginning of period                                                       413             414
         Acquired                                                                 --              --
         Start-ups                                                                 1              --
         Combined or closed                                                       (3)             (3)
       End of period                                                             411             411              --
       Additional franchise locations at end of period                            15               5             200%
       Total locations at end of period                                          426             416               2%
       Average number of owned locations (a)                                     412             413              --
                                                                         ===========     ===========     ===========


(a) Averages based on accumulation of month-end balances and dividing aggregate total by total months in the period.

FOREIGN LENDING OPERATIONS
================================================================================
(Dollars in thousands)

     The following table sets forth selected consolidated financial data in U.S. dollars for Harvey & Thompson, Ltd. and Svensk Pantbelaning as of March 31, 2000 and 1999, and for the three months then ended, using the following currency exchange rates:


                                                                           2000          1999           Change
                                                                       -----------    -----------    -----------

Harvey & Thompson, Ltd. (U.K. pound sterling per U.S. dollar)--
     Balance sheet data - end of period rate                                 .6262          .6204             (1)%
     Income statement data - three months average rate                       .6194          .6124             (1)%
Svensk Pantbelaning (Swedish Kronor per U.S. dollar)--
     Balance sheet data - end of period rate                                8.6325         8.2608             (4)%
     Income statement data - three months average rate                      8.5990         8.0012             (7)%
                                                                       -----------    -----------    -----------




                                                                           2000          1999           Change
                                                                       -----------    -----------    -----------

REVENUE
     Finance and service charges                                       $     6,381    $     6,376             --
     Proceeds from disposition of merchandise                                2,254            892            153%
     Check cashing fees                                                        168            177             (5)%
                                                                       -----------    -----------    -----------
TOTAL REVENUE                                                                8,803          7,445             18%
                                                                       -----------    -----------    -----------
COSTS OF REVENUE
     Disposed merchandise                                                    2,184            788            177%
                                                                       -----------    -----------    -----------
NET REVENUE                                                            $     6,619    $     6,657             (1)%
                                                                       ===========    ===========    ===========
OTHER DATA

     Net revenue contribution by source--
         Finance and service charges                                          96.4%          95.8%             1%
         Margin on disposition of merchandise                                  1.1%           1.6%           (31)%
         Check cashing fees                                                    2.5%           2.6%            (5)%

     Expenses as a percentage of net revenue--
         Operations and administration                                        57.0%          47.8%            19%
         Depreciation and amortization                                         7.9%           7.4%             7%
         Interest, net                                                         6.1%           5.1%            20%

     Income from operations before depreciation
       and amortization as a percentage of total revenue                      32.3%          46.7%           (31)%
     Income before income taxes as a percentage of total revenue              26.4%          40.1%           (34)%

     Annualized yield on loans                                                  51%            55%            (7)%
     Average loan balance per average location in operation            $       941    $       945             --
     Average loan amount at end of period (not in thousands)           $       182    $       178              2%
     Margin on disposition of merchandise as a percentage
       of proceeds from disposition of merchandise                             3.1%          11.7%           (73)%
     Average annualized merchandise turnover                                   2.4x           2.1x            14%
     Average merchandise held for disposition
       per average location                                            $        68    $        30            127%

     Lending locations in operation--
       Beginning of period                                                      53             50
         Acquired                                                               --             --
         Start-ups                                                              --             --
         Combined or closed                                                     --             --
       End of period                                                            53             50              6%
       Average number of owned locations (a)                                    53             50              6%
                                                                       ===========    ===========    ===========


(a) Averages based on accumulation of month-end balances and dividing aggregate total by total months in the period.

OTHER OPERATIONS
================================================================================
(Dollars in thousands)

     The following table sets forth selected financial data with respect to the Company's other domestic operations as of March 31, 2000 and 1999, and for the three months then ended.


                                                                   2000       1999      Change
                                                                 --------   --------   --------

RENTAL OPERATIONS:
REVENUE
     Tire and wheel rentals                                      $  2,411   $    691        249%
     Management fees                                                  603        482         25%
     Tire and wheel sales                                             432        101        328%
     Lease income and other                                           295        176         68%
                                                                 --------   --------   --------
TOTAL REVENUE                                                       3,741      1,450        158%
                                                                 --------   --------   --------

COSTS OF REVENUE
     Tire and wheel rentals                                           885        248        257%
     Tire and wheel sales                                             297         75        296%
                                                                 --------   --------   --------
NET REVENUE                                                      $  2,559   $  1,127        127%
                                                                 ========   ========   ========
OTHER DATA
     Owned rental locations--
          Rental agreements outstanding at end of period         $  8,546   $  2,977        187%
          Average balance per rental agreement
             at end of period (not in thousands)                 $  1,071   $    970         10%
          Locations in operation at end of period                      27          8        238%
          Average locations in operation for the period (a)            26          5        420%
     Managed rental locations--
          Locations in operation at end of period                      14         13          8%
          Average locations in operation for the period (a)            14         14         --
                                                                 ========   ========   ========


CHECK CASHING OPERATIONS:
REVENUE
     Check cashing royalties and fees (b)                        $    963   $    889          8%
                                                                 --------   --------   --------
TOTAL REVENUE                                                         963        889          8%
                                                                 --------   --------   --------
NET REVENUE                                                      $    963   $    889          8%
                                                                 ========   ========   ========
OTHER DATA
     Franchised and owned check cashing centers--
       Centers in operation at end of period                          136        135          1%
       Average centers in operation for the period (a)                136        136         --
                                                                 ========   ========   ========


(a) Averages based on accumulation of month-end balances and dividing aggregate total by total months in the period.

(b) Excludes CCM operations that were de-consolidated at the close of business, March 9, 1999.

CAUTIONARY STATEMENT REGARDING RISKS AND UNCERTAINTIES THAT MAY AFFECT FUTURE RESULTS

         Certain portions of this report contain forward-looking statements about the business, financial condition and prospects of the Company. The actual results of the Company could differ materially from those indicated by the forward-looking statements because of various risks and uncertainties including, without limitation, changes in demand for the Company's services, changes in competition, the ability of the Company to open new operating units in accordance with its plans, economic conditions, real estate market fluctuations, interest rate fluctuations, changes in the capital markets, changes in tax and other laws and governmental rules and regulations applicable to the Company's business, factors affecting innoVentry's business, and other risks indicated in the Company's filings with the Securities and Exchange Commission. These risks and uncertainties are beyond the ability of the Company to control, and, in many cases, the Company cannot predict all of the risks and uncertainties that could cause its actual results to differ materially from those indicated by the forward-looking statements. When used in this report, the words "believes," "estimates," "plans," "expects," "anticipates" and similar expressions as they relate to the Company or its management are intended to identify forward-looking statements.

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

               99.1    Audit Committee Charter

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

                        CASH AMERICA INTERNATIONAL, INC.
           -----------------------------------------------------------
                                  (Registrant)



                         BY: /s/ Thomas A. Bessant, Jr.
               ---------------------------------------------------

                             Thomas A. Bessant, Jr.
                          Executive Vice President and
                             Chief Financial Officer


                               Date: May 12, 2000

                                 EXHIBIT INDEX

EXHIBIT
NUMBER         DESCRIPTION
-------        -----------


  27           Financial Data Schedule

  99.1         Audit Committee Charter