Form 10-K/A
period 1999-12-31
CASH AMERICA INTERNATIONAL INC
filed 2000-07-12
CIK 807884

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ---------------------

                                  FORM 10-K/A
                                AMENDMENT NO. 1
(MARK ONE)

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

                      DOCUMENTS INCORPORATED BY REFERENCE

     The Registrant's Annual Report to Shareholders for the year ended December 31, 1999 and the definitive Proxy Statement pertaining to the 2000 Annual Meeting of Shareholders are incorporated herein by reference into Parts II and IV, and Part III, respectively.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

         Item 14 of the registrant's Annual Report on Form 10-K for the year ended December 31, 1999 is amended and restated as set forth below, and the indicated financial statements of innoVentry Corp. are included herein.

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

          Separate Financial Statements of Fifty Percent or Less Owned Persons-

          FINANCIAL STATEMENTS OF INNOVENTRY CORP.:
          Balance Sheet as of December 31, 1999

          Statement of Operations for the Year Ended December 31, 1999

          Statement of Stockholders' Equity (Deficit) for the Year Ended
          December 31, 1999

          Statement of Cash Flows for the Year Ended December 31, 1999

          NOTES TO FINANCIAL STATEMENTS

          REPORT OF INDEPENDENT AUDITORS

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

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on July 10, 2000.

                                             CASH AMERICA INTERNATIONAL, INC.



                                             By:     /s/ DANIEL R. FEEHAN
                                                --------------------------------
                                                         Daniel R. Feehan
                                                     Chief Executive Officer
                                                           and President
                                innoVentry Corp.
                                  Balance Sheet

                                December 31, 1999
                        (In thousands, except share data)

ASSETS
Current assets:
   Cash and cash equivalents                                                                      $   30,892
   Short-term investments in marketable securities
     (amortized cost of $1,001)                                                                          997
   Accounts receivable, net of allowance of $120                                                         680
   Prepaid expenses                                                                                      268
                                                                                                  ----------
Total current assets                                                                                  32,837

Property, equipment, internal use software, and leasehold improvements,
   net of accumulated depreciation and amortization of $3,364                                         25,645
Capitalized software development costs, net of accumulated amortization of
   $4,114                                                                                             10,222
Intangible assets, net of accumulated amortization of $481                                             2,449
Other assets                                                                                             586
                                                                                                  ----------
Total assets                                                                                      $   71,739
                                                                                                  ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued expenses                                                          $    9,566
   Accounts payable to stockholder and affiliate                                                       7,865
   Borrowings under line of credit with affiliate                                                      2,348
   Due to affiliate under contract cash arrangement                                                   12,951
   Current portion of capital lease obligations with affiliate                                           885
   Other current liabilities                                                                             525
                                                                                                  ----------
Total current liabilities                                                                             34,140

Note and interest payable to stockholder                                                               3,053
Capital lease obligations with affiliate, net of current portion                                       4,816
Other noncurrent liabilities                                                                             671
                                                                                                  ----------
Total liabilities                                                                                     42,680

Stockholders' equity:
   Convertible preferred stock, $0.0001 par value; 62,241,759 shares authorized,
     issued and outstanding; aggregate liquidation preference of $84,000                                   6
   Common stock, $0.0001 par value; 100,000,000 shares authorized;
     8,200,000 shares issued and outstanding                                                               1
   Additional paid-in capital                                                                         84,997
   Accumulated other comprehensive loss                                                                   (4)
   Deferred stock compensation                                                                        (4,321)
   Notes receivable from stockholders                                                                 (1,432)
   Accumulated deficit                                                                               (50,188)
                                                                                                  ----------
Total stockholders' equity                                                                            29,059
                                                                                                  ----------
Total liabilities and stockholders' equity                                                        $   71,739
                                                                                                  ==========

See accompanying notes
                                innoVentry Corp.
                             Statement of Operations

                          Year ended December 31, 1999
                                 (In thousands)

Revenue:
   Financial services vending fees                                                                $   15,379
   Check cashing fees                                                                                  2,362
   Credit card cash advance fees                                                                       1,548
                                                                                                  ----------
                                                                                                      19,289
   Revenue sharing                                                                                   (10,172)
                                                                                                  ----------
Total net revenue                                                                                      9,117

Expenses:
   Operations                                                                                         15,467
   Depreciation and amortization                                                                       7,701
   Sales and marketing                                                                                 4,821
   General and administrative                                                                         18,432
   Impairment loss on RPM equipment                                                                    4,727
   Amortization of deferred stock compensation                                                         1,270
                                                                                                  ----------
Total expenses                                                                                        52,418

                                                                                                  ----------
Loss from operations                                                                                 (43,301)

Interest expense                                                                                        (769)
Other income, net                                                                                        241
                                                                                                  ----------
Loss before income taxes                                                                             (43,829)

Income tax benefit                                                                                     2,787
                                                                                                  ----------
Net loss                                                                                          $  (41,042)
                                                                                                  ==========


See accompanying notes.

                                innoVentry Corp.
                        Statement of Stockholders' Equity

                          Year ended December 31, 1999
                        (In thousands, except share data)


                                           CONVERTIBLE                                                      ACCUMULATED
                                          PREFERRED STOCK              COMMON STOCK           ADDITIONAL       OTHER
                                      -----------------------    --------------------------    PAID-IN     COMPREHENSIVE
                                        SHARES       AMOUNT         SHARES         AMOUNT      CAPITAL          LOSS
                                      ---------    ----------    ------------    ----------  -----------   -------------
Balance at January 1, 1999              10,000    $        10     10,000,000   $     2,000   $    34,165    $        --
Net loss
Unrealized loss from
   investments, net of tax                                                                                           (4)

Comprehensive income

Capital contributions and
   cancellation of convertible
   preferred stock by Cash
   America International, Inc.         (10,000)           (10)                      34,175       (34,165)
Issuance of Series A convertible
   preferred stock  in exchange
   for cash, common stock, note
   payable, assets acquired, and
   tax benefits acquired            54,000,000              5    (10,000,000)      (36,175)       47,606
Issuance of Series B convertible
   preferred stock for cash          8,241,759              1                                     29,999
Issuance of common stock for
   cash, notes receivable, and
   services rendered                                               8,200,000             1         1,801
Deferred stock compensation                                                                        5,591
Amortization of deferred stock
   compensation
                                   -----------    -----------    -----------   -----------   -----------    -----------
Balances at December 31, 1999       62,241,759    $         6      8,200,000   $         1   $    84,997    $        (4)
                                   ===========    ===========    ===========   ===========   ===========    ===========


                                                     NOTES
                                      DEFERRED     RECEIVABLE
                                       STOCK          FROM        ACCUMULATED     DUE FROM
                                    COMPENSATION  STOCKHOLDERS      DEFICIT      STOCKHOLDER      TOTAL
                                    ------------  ------------    -----------    -----------   -----------
Balance at January 1, 1999          $        --    $        --    $    (9,146)   $    (6,637)  $    20,392
Net loss                                                              (41,042)                     (41,042)
Unrealized loss from
   investments, net of tax                                                                              (4)
                                                                                               -----------
Comprehensive income                                                                               (41,046)
                                                                                               -----------
Capital contributions and
   cancellation of convertible
   preferred stock by Cash
   America International, Inc.                                                                          --
Issuance of Series A convertible
   preferred stock  in exchange
   for cash, common stock, note
   payable, assets acquired, and
   tax benefits acquired                                                               6,637        18,073
Issuance of Series B convertible
   preferred stock for cash                                                                         30,000
Issuance of common stock for
   cash, notes receivable, and
   services rendered                                    (1,432)                                        370
Deferred stock compensation              (5,591)                                                        --
Amortization of deferred stock
   compensation                           1,270                                                      1,270
                                    -----------    -----------    -----------    -----------   -----------
Balances at December 31, 1999       $    (4,321)   $    (1,432)   $   (50,188)   $        --   $    29,059
                                    ===========    ===========    ===========    ===========   ===========


See accompanying notes.

                                innoVentry Corp.
                             Statement of Cash Flows

                          Year ended December 31, 1999
                                 (In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                                          $  (41,042)
Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation and amortization                                                                       7,701
   Impairment loss on RPM equipment                                                                    4,727
   Amortization of deferred stock compensation                                                         1,270
   Changes in assets and liabilities:
     Accounts receivable                                                                                 189
     Prepaid expenses                                                                                   (170)
     Other assets                                                                                       (320)
     Accounts payable and accrued expenses                                                             6,191
     Accounts payable to stockholder and affiliate                                                     8,390
     Due to affiliate under contract cash arrangement                                                 12,951
     Note and interest payable due to stockholder                                                        153
     Other current liabilities                                                                           (50)
     Other noncurrent liabilities                                                                     (2,580)
                                                                                                  ----------
Net cash used in operating activities                                                                 (2,590)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of investments in marketable securities                                                     (4,212)
Proceeds from the sale and maturity of investments in marketable securities                            3,010
Purchase of property, equipment, internal use software, and leasehold
   improvements                                                                                      (30,973)
                                                                                                  ----------
Net cash used in investing activities                                                                (32,175)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings on line of credit with affiliate                                             25,665
Proceeds from borrowings on capital lease obligations with affiliate                                   5,815
Repayment of borrowings on line of credit with affiliate                                             (23,317)
Repayment of capital lease obligations with affiliate                                                   (200)
Proceeds from the issuance of common stock                                                               370
Proceeds from capital contribution                                                                     2,046
Proceeds from the issuance of convertible preferred stock                                             50,975
                                                                                                  ----------
Net cash provided by financing activities                                                             61,354
                                                                                                  ----------

Net increase in cash and cash equivalents                                                             26,589
Cash and cash equivalents, beginning of year                                                           4,303
                                                                                                  ----------
Cash and cash equivalents, end of year                                                            $   30,892
                                                                                                  ==========

SUPPLEMENTAL DISCLOSURE
Interest paid during the period                                                                   $      537
                                                                                                  ==========

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Issuance of common stock for note receivable                                                      $    1,482
Deferred stock compensation                                                                       $    5,591
                                                                                                  ==========

See accompanying notes.

                               innoVentry Corp.
                          Notes to Financial Statements

                                December 31, 1999


1.  ORGANIZATION AND BUSINESS

         innoVentry Corp. ("innoVentry"), formerly known as Mr. Payroll Corporation ("Mr. Payroll"), develops and provides the necessary infrastructure to operate unmanned electronic transaction devices, which are generally marketed under the brand name RPM, that combine automated check cashing, credit card cash advance, debit card withdrawal, multimedia advertising, and facial biometric customer identification capabilities with traditional automated teller machine functionality. innoVentry operates owned and leased RPMs, and sells RPMs to third parties. At December 31, 1999, innoVentry operated RPMs in 18 states.

         Mr. Payroll was incorporated and commenced operations as a check cashing service in August 1990. In 1994, Cash America International, Inc. ("Cash America") paid $2,000,000 for a 49% interest in Mr. Payroll. Effective December 31, 1996, Cash America acquired the remaining 51% in a purchase transaction. Mr. Payroll operated as a wholly owned subsidiary of Cash America until March 9, 1999. References in these Notes to Financial Statements to innoVentry include Mr. Payroll, unless the context requires otherwise.

         innoVentry and Wells Fargo Cash Centers, Inc. ("Cash Centers"), a wholly owned subsidiary of Wells Fargo Bank, N.A. ("Wells Fargo") entered into a joint venture, innoVisions, LLC ("innoVisions"), to develop and distribute a new generation of RPMs targeted at the entertainment industry. Cash Centers contributed its entertainment-related assets, including approximately 200 RPMs operating in entertainment establishments and an initial $1,000,000 working capital line of credit. innoVentry agreed to contribute transaction services and technology support, including a royalty-free license of its intellectual property rights used in the technology to operate the RPMs. innoVentry also agreed to provide RPMs to innoVisions at cost. During the period from May 1998 to March 9, 1999, these assets were operated through the joint venture. In March 1999, innoVisions was dissolved.

         In March 1999, Cash Centers obtained 27,000,000 shares of new Series A convertible preferred stock in exchange for cash consideration of $20,975,000 and certain net assets formerly used by innoVisions. Concurrent with that transaction, innoVentry issued 27,000,000 shares of new Series A convertible preferred stock to Cash America in exchange for 10,000,000 shares of common stock, representing all of the then-currently-issued and outstanding common stock of innoVentry. Subsequently, Cash America assigned 10% of its shares to third parties. Upon completion of these transactions, Cash Centers and Cash America owned 45.0% and 40.5%, respectively, of the outstanding stock of innoVentry.

         In October 1999, innoVentry issued 8,241,759 shares of new Series B convertible preferred stock to Cash Centers, Cash America, and a strategic supplier, in exchange for cash consideration of $30,000,000.

                                innoVentry Corp.
                    Notes to Financial Statements (continued)

1.       ORGANIZATION AND BUSINESS (CONTINUED)

         At December 31, 1999, Cash Centers, Cash America, and the supplier owned 42.2%, 38.4%, and 3.9%, respectively, of the outstanding stock of innoVentry.

         The financial statements have been prepared on a going concern basis. innoVentry has experienced operating losses since 1996 and had a working capital deficit and net capital deficit at December 31, 1999. innoVentry expects to incur substantial losses for at least the next year and has insufficient cash to continue its operations through December 31, 2000 at its projected level of operations. innoVentry's ability to continue as a going concern for at least the next year is dependent upon it successfully raising additional capital through equity or debt financings. Management is currently in the process of renegotiating its line of credit and master lease facility with Wells Fargo and has initiated efforts to raise additional capital through a private equity placement. However, there is no assurance that additional funding will be available to innoVentry on acceptable terms, if at all. The accompanying financial statements have been prepared assuming innoVentry will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Use of Estimates

         The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States that require management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. These estimates are based on information available as of the date of the financial statements. Actual results could differ from those estimates.

Cash and Cash Equivalents

         Cash and cash equivalents include cash on hand, cash held by third party vendors for RPM operations, and cash held by the Company under a contract cash arrangement. At December 31, 1999, cash held by third party vendors was $5,464,000 and cash held under a contract cash arrangement totaled $12,951,000 (see Note 4 - Debt Obligations). innoVentry considers all highly liquid investments with a maturity of three months or less from the date of purchase to be cash equivalents. The carrying amount reported in the balance sheet for cash and cash equivalents approximates fair value.

Short-Term Investments in Marketable Securities

         Short-term investments in marketable securities consist of government agency securities maturing in less than one year. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities," innoVentry has classified its investments in marketable securities as "available-for-sale." Available-for-sale securities are recorded at fair value, with unrealized losses included on a net-of-tax basis as a separate component of stockholders' equity in "Accumulated other comprehensive loss."

                                innoVentry Corp.
                    Notes to Financial Statements (continued)


2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Property, Equipment, Internal Use Software, and Leasehold Improvements

         Property, equipment, internal use software, and leasehold improvements are recorded at the lower of cost or fair value, less accumulated depreciation and amortization. Depreciation on property and equipment, including assets held under capital lease obligations, is computed using the straight-line method over the estimated useful lives of the assets, which range from 3 to 7 years. Internal use software is accounted for in accordance with Statement of Position No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP No. 98-1") issued by the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants and is amortized on a straight-line basis over estimated useful lives of 3 to 5 years. Leasehold improvements are amortized on a straight-line basis over the shorter of the asset's useful life or corresponding lease term.

Capitalized Software Development Costs

         innoVentry accounts for software development costs in accordance with SFAS No. 86, "Accounting for the Cost of Computer Software to Be Sold, Leased, or Otherwise Marketed," under which certain computer software development costs incurred subsequent to the establishment of technological feasibility are capitalized and amortized over the estimated lives of the related products. Technological feasibility is established upon the completion of a working model. Amortization of capitalized computer software development costs begins when a project is available for use and is computed using the straight-line method, on a project-by-project basis, over the remaining estimated economic life of the software. For the year ended December 31, 1999, innoVentry capitalized $7,238,000 of costs related to software development and recorded related amortization of $4,114,000. During 1999, innoVentry changed the estimated useful life of certain capitalized software development costs from 5 years to 2 years, which increased the related amortization expense by approximately $1,463,000 for the year ended December 31, 1999.

Revenue Recognition

         innoVentry recognizes fee revenue from transactions conducted through innoVentry and third party-owned RPMs. Automated teller machine fees are based on a flat usage fee or a percentage of transaction value. Check cashing fees and credit card cash advance fees are based on a percentage of the transaction value. All fee revenue is recognized at the time service is rendered. innoVentry allocates a portion of its revenue to channel partners under the terms of revenue sharing arrangements based on the volume and nature of transactions conducted by innoVentry through RPMs located on the channel partner's premises.

         innoVentry sells machines to third parties and receives fees related to services provided to purchasers of these machines, including postcontract customer support. Machine sales revenue less the cost of the machines is deferred and amortized over the contractual service period. During the year ended December 31, 1999, innoVentry did not have significant machine sales.

                                innoVentry Corp.
                    Notes to Financial Statements (continued)


2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Stock-Based Compensation

         SFAS No. 123, "Accounting for Stock-Based Compensation," encourages but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. innoVentry has chosen to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," ("APB Opinion No. 25") and related interpretations. For equity instruments granted to non-employees, innoVentry follows the guidance provided by Emerging Issues Task Force Issue No. 96-18 "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services" ("EITF Issue No. 96-18").

Segment Reporting

         In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for disclosures about operating segments, products and services, geographic areas, and major customers. innoVentry has determined that it has one operating and reportable segment, which is the development, operation, and sale of RPMs that provide check cashing, credit card cash advance, debit card withdrawal and other financial services. innoVentry markets its products in the United States through its direct sales force. Revenues are generated by users in the United States.

Advertising Expenses

         innoVentry expenses the costs of advertising, including promotional expenses, as incurred. For the year ended December 31, 1999, innoVentry recognized advertising expenses of $613,000, which were included in "Sales and marketing" expenses in the accompanying Statement of Operations.

Income Taxes

         innoVentry uses the liability method of accounting for income taxes. Under the liability method, deferred tax assets and liabilities are recognized for the expected future tax consequences attributable to differences between the financial reporting and tax reporting bases of existing assets and liabilities, as well as for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax expense represents the net change in the deferred tax asset or liability balance during the year. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. This amount, together with income taxes currently payable or refundable for the current year, represents the total income tax expense for the year.

         For the periods to March 9, 1999, innoVentry was included in the consolidated federal income tax return, and in certain consolidated and combined state and local income tax returns, filed by Cash America. For periods beginning March 9, 1999,
                                innoVentry Corp.
                    Notes to Financial Statements (continued)


2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

innoVentry has filed separate federal and certain separate state and local tax returns according to the taxable activity of its operations. Pursuant to the terms of innoVentry's tax matters agreement with Cash America, any reduction of consolidated federal income tax liability that Cash America realizes as a result of innoVentry's net operating losses prior to March 9, 1999 are not to be treated as a benefit payable from Cash America to innoVentry.

Concentration of Credit Risk

         Financial instruments, which potentially expose innoVentry to concentrations of credit risk, consist primarily of cash investments and trade accounts receivable. innoVentry invests cash which is not required for immediate operating needs in a diversified portfolio of financial instruments issued by institutions with investment-grade credit ratings. innoVentry limits the amount of credit exposure to any one institution and to any one type of investment. Investments generally mature within one year. innoVentry has not realized any significant losses on these investments nor has it realized any significant credit losses from its accounts receivable.

New Accounting Standards

         In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that derivatives be recognized in the balance sheet at fair value and specifies the accounting for changes in fair value. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 - an amendment to FASB Statement No. 133," to defer the effective date of SFAS No. 133 until fiscal years beginning after June 15, 2000. Management does not anticipate that the adoption of the new statement will have a significant impact on earnings or the financial position of innoVentry.

3.  PROPERTY, EQUIPMENT, INTERNAL USE SOFTWARE, AND LEASEHOLD IMPROVEMENTS

         The following is a summary of property, equipment, internal use software, and leasehold improvements at December 31, 1999 (in thousands):

RPM equipment                                        $ 11,731
RPM - work-in-process                                   8,295
Computer equipment, office equipment, and vehicles      3,829
Leasehold improvements                                  3,169
Internal use computer software                          1,985
                                                     --------
                                                       29,009
Accumulated depreciation and amortization              (3,364)
                                                     --------
                                                     $ 25,645
                                                     ========

                                innoVentry Corp.
                    Notes to Financial Statements (continued)


3. PROPERTY, EQUIPMENT, INTERNAL USE SOFTWARE, AND LEASEHOLD IMPROVEMENTS (CONTINUED)

         Computer equipment, office equipment, vehicles, and RPM equipment include assets held under capital lease obligations with a cost basis of $5,958,000. Accumulated depreciation and amortization includes depreciation related to capital leased assets of $417,000.

         At December 31, 1999, RPM - work in process includes subassembly components for RPMs that are available-for-sale or use by innoVentry which have not yet been put into service. As such, no depreciation expense has been recorded related to this equipment.

         For the year ended December 31, 1999, innoVentry capitalized $624,000 of costs related to internal use software and recognized related amortization of $75,000.

         innoVentry periodically evaluates the carrying amount of its long-lived assets and applies the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 121 requires that long-lived assets and certain identifiable intangibles to be held and used or disposed of by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

         During 1999, innoVentry determined certain RPM equipment and RPM work-in-progress would not support future technological requirements. innoVentry expects to trade in those assets with the manufacturer during the third quarter of the year ended December 31, 2000. Therefore, innoVentry recognized the impairment of those assets and adjusted the cost basis of the equipment scheduled for trade-in to reflect current market value and has recorded expense of $4,727,000 during the year ended December 31, 1999.

4.  DEBT OBLIGATIONS

Line of Credit with Affiliate

         Under a revolving secured credit agreement with Wells Fargo, innoVentry can borrow up to $8,000,000. Interest is payable monthly at the rate of 1% below the prime rate on the first $5,000,000 of outstanding balances and 7.75% above the prime rate on amounts outstanding in excess of $5,000,000. The credit facility matures in February 2000 and is guaranteed by Wells Fargo & Co. At December 31, 1999, there was $2,348,000 outstanding on the line of credit.

         Effective February 25, 2000, innoVentry and Wells Fargo amended the existing credit agreement to increase the aggregate amount of borrowings available under the line of credit from $8,000,000 to $25,000,000 and extend the maturity to February 2001. In consideration for this amendment, innoVentry granted Wells Fargo & Co., or its assigns, a warrant to purchase up to 885,989 shares of innoVentry common stock at $0.01 per
                                innoVentry Corp.
                    Notes to Financial Statements (continued)


4. DEBT OBLIGATIONS (CONTINUED)

share and paid an arrangement fee of $225,000 to Wells Fargo. Under the terms of the amended agreement, interest is payable monthly at one of the following rates, at the option of innoVentry: base rate (the greater of 1% below the prime rate or 0.5% below the Federal funds rate), one-month LIBOR, three-month LIBOR, or six-month LIBOR.

Due to Affiliate Under Contract Cash Arrangement

         Under a contract cash arrangement, Wells Fargo supplies all cash requirements for RPMs in substantially all locations where Wells Fargo is able to transact operations. The cash remains the property of Wells Fargo until dispensed from the machine through cash withdrawal transactions. Once the customer transactions are processed by various third party processors with which innoVentry contracts, reimbursements of amounts withdrawn and related fees are deposited by the third party processors into innoVentry's demand deposit accounts. innoVentry then reimburses Wells Fargo for the amounts withdrawn. The arrangement expires in June 2000 and is renewable by either party for one-year intervals. The arrangement is cancelable with 90-day notice after the initial term by either innoVentry or Wells Fargo. The arrangement requires monthly interest payments based on rates ranging from 1% to 6% per annum of the average daily cash in use by innoVentry. At December 31, 1999, cash in innoVentry's demand deposit accounts due but not yet remitted to Wells Fargo under the arrangement was $12,951,000. For the year ended December 31, 1999, interest expense incurred related to the arrangement was $389,000 and is included in "Interest expense" in the accompanying Statement of Operations.

Note Payable to Stockholder

         During 1999, innoVentry executed a note payable in the amount of $2,900,000 to Cash America. The note accrues interest at 7.0% annually. Principal and interest are payable the earlier of April 2004 or the sale of innoVentry's common stock in an underwritten initial public offering yielding a minimum of $25,000,000. At December 31, 1999, accrued interest related to the note payable to stockholder of $153,000 was included within "Note and interest payable to stockholder" in the accompanying Balance Sheet.

5.  COMMITMENTS AND CONTINGENCIES

Lease Commitments

         innoVentry leases facilities and equipment under noncancelable agreements which expire through October 2010. For the year ended December 31, 1999, innoVentry recorded rent expense of $1,320,000 included in "Operations" expense in the accompanying Statement of Operations. Certain operating leases entered into by innoVentry contain options that may extend the lease term beyond the initial commitment period, subject to terms agreed to at lease inception. For operating leases that contain predetermined fixed escalations of minimum rentals, innoVentry recognizes the related rental expense on a straight-line basis and records the difference between the recognized rental expense and amounts payable under the leases as deferred rent. At December 31,
                                innoVentry Corp.
                    Notes to Financial Statements (continued)


5. COMMITMENTS AND CONTINGENCIES (CONTINUED)

1999, this liability amounted to $147,000 and is included in "Other noncurrent liabilities" in the accompanying Balance Sheet.

         A facility lease beginning August 2000 is secured by a $2,800,000 irrevocable letter of credit issued by Wells Fargo. In conjunction with the facility lease, innoVentry agreed to transfer 268,000 shares of common stock to the lessor. On January 1, 2000, the shares were placed into escrow and will transfer to the lessor upon delivery of the building to innoVentry.

         innoVentry leases office space from Cash America pursuant to an operating lease expiring on the earlier of December 2000 or 120 days from notice by innoVentry of its intention to vacate. The rental commitment under the lease totals $152,000 through December 2000. For the year ended December 31, 1999, innoVentry paid $154,000 in rental expense to Cash America included in "Operations" expense in the accompanying Statement of Operations.

         innoVentry has entered into a master lease facility with Wells Fargo Equipment Finance, Inc., guaranteed by Wells Fargo & Co., which provides for the sale to Wells Fargo Equipment Finance, Inc. and lease back of up to $17,000,000 of RPM equipment by innoVentry. The lease arrangements are secured by pledges of all equipment leased under the arrangements. Principal and interest are payable monthly at rates ranging between 1% to 2% above the 5-year treasury note rate and are fixed at the time of financing for 5 year terms each. During the year ended December 31, 1999, $5,751,000 of equipment to be used by innoVentry in ongoing operations was sold and leased back under this facility. The transactions resulted in a net gain of $544,000, which has been deferred and will be recognized as a reduction of depreciation expense over the life of the related lease

         The following is a summary of future minimum rental commitments for noncancelable leases at December 31, 1999 (in thousands):

                                      CAPITAL     OPERATING
                                      LEASES       LEASES
                                     ---------   ----------
2000                                 $  1,385    $  2,277
2001                                    1,247       3,710
2002                                    1,247       3,810
2003                                    1,247       3,916
2004                                    2,023       3,906
Thereafter                                 --      16,197
                                     --------    --------
                                        7,149    $ 33,816
                                                 ========
Less: Amount representing interest     (1,448)
                                     --------
Present value of net minimum capital
  lease payments                     $  5,701
                                     ========

                                innoVentry Corp.
                    Notes to Financial Statements (continued)


5.  COMMITMENTS AND CONTINGENCIES (CONTINUED)

Purchase Commitments

         During the year ended December 31, 1999, innoVentry purchased $14,088,000 of RPM components and services from a supplier that is a significant investor in innoVentry's Series B convertible preferred stock that was issued in October 1999. At December 31, 1999, $7,777,000 was due to the supplier and is included in "Accounts payable to stockholder and affiliate" in the accompanying Balance Sheet. At December 31, 1999, innoVentry had remaining purchase commitments of approximately $26,853,000 with the supplier. Additionally, at December 31, 1999, innoVentry had firm purchase commitments with various other suppliers of equipment totaling $7,290,000.

6.  STOCKHOLDERS' EQUITY

         Effective January 1, 1999, Cash America returned 1,500 shares of Series A preferred stock, and 8,500 shares of Series B preferred stock to innoVentry. This represented all of the issued and outstanding preferred stock of innoVentry, and the return of this preferred stock was recorded as additional paid-in capital on the common stock held by Cash America. No additional shares of common stock were issued in exchange for the contributed preferred stock.

         In March 1999, innoVentry's Board of Directors eliminated the then-existing designation of Series A and Series B preferred stock. The Board of Directors of innoVentry authorized new Series A and Series B convertible preferred stock on March 9, 1999, and September 29, 1999, respectively. Both new convertible preferred series are convertible at the option of preferred stockholders immediately after the date of issuance into common stock of innoVentry on a one-for-one basis subject to adjustment for subsequent common stock splits, dividends, distributions, or subdivisions. The new preferred shares will automatically convert into common stock, on the same basis as a voluntary conversion, upon the occurrence of the earlier of an initial public offering yielding gross proceeds to innoVentry in excess of $25,000,000, the liquidation, winding up or dissolution of innoVentry whereby the proceeds are $75,000,000 or more, or the date specified by agreement of the holders of at least 66 2/3% of voting power of the then-outstanding shares of the new Series
A or Series B convertible preferred stock. The number of voting rights of preferred stock is equal to the resulting number of common shares if the new preferred shares were converted to common stock.

         The preferred shares may vote along with the holders of common stock as a single class on all matters on which the common stockholders are entitled to vote.

                                innoVentry Corp.
                    Notes to Financial Statements (continued)


6.  STOCKHOLDERS' EQUITY (CONTINUED)

         During 1999, innoVentry sold 8,200,000 shares of common stock to certain members of management and advisors to innoVentry at prices ranging from $0.20 to $1.82 per share. Of these 8,200,000 shares, 6,600,000 shares were financed using notes receivable from stockholders. These full recourse notes receivable bear interest at a range from 4.83% to 5.22% and are due the earlier of five years after grant, voluntary resignation, sale or liquidation of holder, or one year after an initial public offering. The notes receivable related to these stock purchases are classified as "Notes receivable from stockholders" in the accompanying Balance Sheet.

7.  STOCK-BASED COMPENSATION

         Under the 1999 Stock Plan (the "Plan"), innoVentry grants restricted common stock purchase rights and options to purchase shares of its common stock to employees, officers and directors of innoVentry. At December 31, 1999, innoVentry has reserved 17,700,000 shares of common stock for issuance through the Plan. At December 31, 1999, 9,862,000 shares were available for future grants under the Plan. The Board of Directors administers the Plan and may award a number of forms of stock-based compensation to eligible participants including incentive and nonqualified stock options which vest over a four-year period and have a ten-year contractual life. Restricted stock purchase rights may also be granted under the Plan and these rights vest over a three-year period.

         The following summarizes stock option activity and related information during the period from Plan inception to December 31, 1999:

                                                                                 WEIGHTED
                                                                                 AVERAGE
                                                                                 EXERCISE
                                                   SHARES    EXERCISE PRICE       PRICE
                                                 ---------   --------------     ---------
Outstanding at March 9, 1999 (Plan inception)           --    $          --       $  --
   Granted                                       8,271,000    $0.20 - $1.82       $0.51
   Forfeited                                      (433,000)   $0.20 - $1.82       $0.21
                                                 ---------    -----   -----       -----
Outstanding at December 31, 1999                 7,838,000    $0.20 - $1.82       $0.53
                                                 =========    =====   =====       =====

                                innoVentry Corp.
                    Notes to Financial Statements (continued)


7.  STOCK-BASED COMPENSATION (CONTINUED)

Exercise prices for stock options outstanding as of December 31, 1999, and the weighted average remaining contractual life were as follows:

                                                                          WEIGHTED AVERAGE
                                                         OPTIONS             REMAINING
     EXERCISE PRICES                                   OUTSTANDING       CONTRACTUAL LIFE
     ---------------                                   -----------      ---------------------
         $0.20                                          6,241,000           9.29 years
         $1.82                                          1,597,000           9.88 years
                                                        ---------
                                                        7,838,000
                                                        =========

None of the options outstanding are exercisable at December 31, 1999.

As discussed in Note 2, innoVentry has elected to follow APB Opinion No. 25 and related interpretations in accounting for its employee and director stock-based awards. Under APB Opinion No. 25, innoVentry does not recognize compensation expense with respect to such awards if the exercise price equals or exceeds the fair value of the underlying security on the date of grant and other terms are fixed.

The fair value of options awarded for the purpose of the alternative fair value disclosures required by SFAS No. 123 was estimated as of the dates of grant. For the purposes of innoVentry's pro forma disclosures, the fair value of options granted during the year ended December 31, 1999, was determined using the Black-Scholes model with risk-free interest rates ranging from 5.28% to 6.38%, expected lives of 7 years, expected volatility of 60%, and a dividend yield of zero. The weighted average fair value of the options granted during 1999 was $0.75. The estimated fair value of the options is amortized to expense over the options' vesting periods. For the year ended December 31, 1999, pro forma net loss would have increased to $41,442,000 if compensation cost associated with innoVentry's stock-based compensation plans had been determined using the Black-Scholes model described above.

         In connection with stock option grants to employees and restricted stock granted to directors during the year ended December 31, 1999, innoVentry recorded deferred stock compensation of $5,591,000 representing the difference between the exercise price and the deemed fair value of innoVentry common stock on the date such stock options and restricted stock were granted. Such amount is included as a reduction of stockholders' equity and is being amortized to operations on a graded vesting method over the related vesting period of each respective option or purchase right. During the year ended December 31, 1999, innoVentry recorded amortization of deferred stock compensation expense of $1,270,000. At December 31, 1999, $4,321,000 of deferred stock compensation remained unamortized.

         During 1999, innoVentry also issued to non-employees stock purchase rights for 1,100,000 shares of common stock outside of the Plan. These purchase rights were fully vested, nonforfeitable and fully exercisable upon grant. innoVentry recorded stock
                                innoVentry Corp.
                    Notes to Financial Statements (continued)


7. STOCK-BASED COMPENSATION (CONTINUED)

compensation in the amount of $98,000 based upon the fair value at the date of issuance calculated in accordance with EITF Issue No. 96-18. At December 31, 1999, $876,000 of deferred stock compensation remained unamortized.

8.  INCOME TAXES

         For the year ended December 31, 1999 the significant components of the benefit for income taxes are as follows (in thousands):

Current:
  Federal                  $   321
  State                        143
                           -------
                               464
Deferred:
  Federal                   (3,251)
  State                         --
                           -------
                            (3,251)
                           -------
Total income tax benefit   $(2,787)
                           =======

         The 1999 benefit for income taxes results in an effective tax rate that differs from the federal statutory rate primarily due to non-deductible goodwill amortization, non-deductible deferred stock compensation expense, and an increase in the valuation allowance amortization for deferred tax assets. The deferred tax benefit results from a reduction in beginning of the year net deferred tax liability balances.

         At December 31, 1999, the significant components of the deferred tax liabilities and assets were as follows (in thousands):

Deferred tax liabilities:
  Property and equipment             $    474
  Software development costs            4,300
                                     --------
Total deferred tax liabilities          4,774
                                     --------
Deferred tax assets:
  Net operating loss carryforwards     15,126
  Reserves and allowances               1,378
  Intangible assets                       129
  Other, net                              245
                                     --------
Total deferred tax assets              16,878
Valuation allowance                   (12,104)
                                     --------
Net deferred tax assets                 4,774
                                     --------
Net deferred tax liabilities         $     --
                                     ========

                                innoVentry Corp.
                    Notes to Financial Statements (continued)


8.  INCOME TAXES (CONTINUED)

         Deferred tax assets are recognized to the extent management believes, based on available evidence, that it is more likely than not that they will be realized. Due to the uncertainty surrounding innoVentry's ability to realize benefits associated with its net operating losses, a valuation allowance was established against its net deferred tax assets. During the year ended December 31, 1999, the valuation allowance increased by $10,994,000.

         At December 31, 1999, innoVentry had federal net operating loss carryforwards of approximately $41,042,000, which expire in the years 2009 to 2019. innoVentry has state net loss carryforwards of lesser amounts which expire in the years 2004 to 2019.

9.  RETIREMENT SAVINGS PLAN

         innoVentry maintains an employee savings and retirement plan which is intended to be qualified under Section 401(k) of the Internal Revenue Code and is available to substantially all full-time employees of innoVentry. The plan provides for tax-deferred salary deductions and after-tax employee contributions. Contributions include employee salary deferral contributions and discretionary employer contributions. For the year ended December 31, 1999, employer discretionary contributions totaled $104,000 and are included in "General and administrative" expenses in the accompanying Statement of Operations.

10. LEGAL PROCEEDINGS

         innoVentry is party to various claims, investigations, and legal proceedings arising out of the normal course of its business. While there can be no assurance that an adverse determination of any such matters could not have a material adverse impact in any future period, management does not believe, based upon information known to it, that the final resolution of any of these matters will have a material adverse effect upon innoVentry's financial position and annual results of operations and cash flows.

11. FAIR VALUE OF FINANCIAL INSTRUMENTS

         At December 31, 1999, the carrying value of certain of innoVentry's financial instruments approximated their fair values. These financial instruments include cash and cash equivalents, short-term investments in marketable securities, accounts receivable, accounts payable and accrued expenses, accounts payable to stockholder and affiliate, borrowings under the line of credit with affiliate, amounts due to affiliate under contract cash arrangement, and certain other assets and liabilities that are considered financial instruments. Carrying values were estimated to approximate fair values for these financial instruments as they are short-term in nature and are receivable or payable on demand.

         The fair value of innoVentry's note and interest payable to stockholder and capital lease obligations with affiliate were estimated using a discounted cash flow model and a discount rate based on yields appropriate for the risks related to the financial
                                innoVentry Corp.
                    Notes to Financial Statements (continued)


11. FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

instruments. The fair value of the line of credit with affiliate at December 31, 1999 was $1,472,000. The fair values of the capital lease obligations with affiliate approximate their carrying values.

12. YEAR 2000 (UNAUDITED)

         Although year 2000 risks may decrease with the passage of time and innoVentry has experienced no year 2000 related issues to date, innoVentry will continue to monitor the implications of year 2000.

                         Report of Independent Auditors


Board of Directors
innoVentry Corp.

We have audited the accompanying balance sheet of innoVentry Corp. as of December 31, 1999, and the related statements of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of innoVentry Corp. at December 31, 1999, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

As discussed in Note 1 to the financial statements, innoVentry's recurring losses from operations, working capital deficit and net capital deficiency raise substantial doubt about its ability to continue as a going concern. Management's plans as to these matters are also described in Note 1. The 1999 financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Ernst & Young LLP

San Francisco, California
January 24, 2000
except for Note 4, as to which the date is February 25, 2000

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER         DESCRIPTION
-------        -----------
23.1           Consent of PriceWaterhouseCoopers LLP
23.2           Consent of Ernst & Young LLP