Form 10-Q
period 2000-06-30
CASH AMERICA INTERNATIONAL INC
filed 2000-08-11
CIK 807884

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

For the quarterly period ended June 30, 2000

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

25,798,851 common shares, $.10 par value, were outstanding as of July 31, 2000


================================================================================

                        CASH AMERICA INTERNATIONAL, INC.

                                  INDEX TO 10-Q


PART I.  FINANCIAL STATEMENTS

                                                                                  Page
     Item 1. Financial Statements (Unaudited)

       Consolidated Balance Sheets - June 30, 2000
       and 1999 and December 31, 1999............................................   1

       Consolidated Statements of Income - Three Months and
       Six Months Ended June 30, 2000 and 1999...................................   2

       Consolidated Statements of Stockholders' Equity -
       Three Months and Six Months Ended June 30, 2000 and 1999..................   3

       Consolidated Statements of Cash Flows -
       Three Months and Six Months Ended June 30, 2000 and 1999..................   4

       Notes to Consolidated Financial Statements................................   5


     Item 2.  Management's Discussion and Analysis of
                Results of Operations and Financial Condition....................  10


PART II.  OTHER INFORMATION......................................................  27

SIGNATURE........................................................................  29

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)                   (UNAUDITED)


                                                             June 30,              December 31,
                                                       2000            1999            1999
                                                   ------------    ------------    ------------
ASSETS

     Current assets:
        Cash and cash equivalents                  $      3,825    $      3,133    $      6,186
        Loans                                           124,117         132,127         125,349
        Merchandise held for disposition, net            55,262          64,770          64,419
        Inventory                                         3,952           2,096           2,801
        Finance and service charges receivable           19,406          20,476          21,052
        Other receivables and prepaid expenses           13,527           9,391           6,279
        Income taxes recoverable                          6,874           7,843           8,824
        Deferred tax assets                               5,411           7,504           5,548
                                                   ------------    ------------    ------------
           Total current assets                         232,374         247,340         240,458
     Property and equipment, net                         58,234          62,231          60,961
     Intangible assets, net                              88,416          90,818          90,901
     Other assets                                         8,515           4,340           9,911
     Investment in and advances
        to unconsolidated subsidiary                         --          16,524          15,392
                                                   ------------    ------------    ------------
           Total assets                            $    387,539    $    421,253    $    417,623
                                                   ============    ============    ============
LIABILITIES AND STOCKHOLDERS' EQUITY

     Current liabilities:
        Accounts payable and accrued expenses      $     15,270    $     14,635    $     20,931
        Customer deposits                                 4,410           4,602           4,131
        Income taxes currently payable                    1,353           2,923           1,587
        Current portion of long-term debt                 5,478           4,699           5,390
                                                   ------------    ------------    ------------
           Total current liabilities                     26,511          26,859          32,039

     Deferred tax liabilities                             1,598           1,249           1,668
     Long-term debt                                     183,337         199,936         196,976
                                                   ------------    ------------    ------------
     Stockholders' equity:
        Common stock, $.10 par value per
           share, 80,000,000 shares authorized            3,024           3,024           3,024
        Paid in surplus                                 127,851         127,352         127,350
        Retained earnings                                92,516         108,813         105,331
        Accumulated other comprehensive loss             (7,058)         (4,865)         (3,989)
        Notes receivable - stockholders                  (5,649)         (5,417)         (5,820)
                                                   ------------    ------------    ------------
                                                        210,684         228,907         225,896
        Less -- shares held in treasury, at cost        (34,591)        (35,698)        (38,956)
                                                   ------------    ------------    ------------
     Total stockholders' equity                         176,093         193,209         186,940
                                                   ------------    ------------    ------------
     Total liabilities and stockholders' equity    $    387,539    $    421,253    $    417,623
                                                   ============    ============    ============


See notes to consolidated financial statements.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)               (UNAUDITED)

                                                          Three Months Ended            Six Months Ended
                                                                June 30,                    June 30,
                                                         2000           1999          2000           1999
                                                      -----------    -----------   -----------    -----------
REVENUE
    Finance and service charges                       $    27,241    $    30,033   $    56,767    $    61,528
    Proceeds from disposition of merchandise               50,470         52,833       112,989        114,043
    Lending franchise fees and royalties                       46             28           125             39
    Rental operations                                       4,051          2,468         7,792          3,918
    Check cashing royalties and fees                          953            973         2,084          2,455
                                                      -----------    -----------   -----------    -----------
TOTAL REVENUE                                              82,761         86,335       179,757        181,983
                                                      -----------    -----------   -----------    -----------
COSTS OF REVENUE
    Disposed merchandise                                   33,586         35,076        76,062         75,492
    Rental operations                                       1,265            565         2,447            888
                                                      -----------    -----------   -----------    -----------
NET REVENUE                                                47,910         50,694       101,248        105,603
                                                      -----------    -----------   -----------    -----------
OPERATING EXPENSES
    Lending operations                                     29,532         29,513        60,918         59,220
    Rental operations                                       2,686            967         5,194          1,478
    Check cashing operations                                  367            228           734          2,374
    Administration                                          6,587          6,299        13,274         13,659
    Depreciation                                            3,323          3,815         6,851          7,728
    Amortization                                            1,075          1,197         2,180          2,385
                                                      -----------    -----------   -----------    -----------
       Total operating expenses                            43,570         42,019        89,151         86,844
                                                      -----------    -----------   -----------    -----------
INCOME FROM OPERATIONS                                      4,340          8,675        12,097         18,759

    Interest expense, net                                   3,191          3,226         6,490          6,557
    Equity in loss of unconsolidated subsidiary             8,248          2,346        15,589          2,933
    (Gain) loss from issuance of subsidiary's stock          (136)           302          (136)        (4,513)
                                                      -----------    -----------   -----------    -----------
Income (loss) before income taxes                          (6,963)         2,801        (9,846)        13,782
    Provision for income taxes                                579            877         2,333          7,058
                                                      -----------    -----------   -----------    -----------
NET INCOME (LOSS)                                     $    (7,542)   $     1,924   $   (12,179)   $     6,724
                                                      -----------    -----------   -----------    -----------
Net income (loss) per share:
    Basic                                             $      (.29)   $       .08   $      (.48)   $       .27
    Diluted                                                  (.29)           .07          (.48)           .25
                                                      -----------    -----------   -----------    -----------
Weighted average shares:
    Basic                                                  25,759         25,416        25,520         25,304
    Diluted                                                25,759         26,552        25,520         26,484
                                                      -----------    -----------   -----------    -----------


See notes to consolidated financial statements.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Six Months Ended June 30, 2000 And 1999
(In thousands, except share data)                                    (UNAUDITED)


                                                           Common Stock
                                                 ----------------------------  Paid In   Retained       Comprehensive
                                                    Shares           Amount    Surplus   Earnings       Income (Loss)
                                                 ------------       --------- ---------  ---------      -------------
Balance at
    December 31, 1999                            30,235,164       $ 3,024   $ 127,350  $ 105,331

    Comprehensive loss:
        Net loss                                                                         (12,179)       $ (12,179)
        Other comprehensive
            loss - Foreign
            currency translation
            adjustments                                                                                    (3,069)
                                                                                                        ---------

    Comprehensive loss                                                                                  $ (15,248)
                                                                                                        ---------

    Dividends declared--
        $.025 per share                                                                     (636)

    Treasury shares acquired

    Treasury shares reissued                                                     (720)

    Tax benefit from exercise
        of option shares                                                        1,221

    Change in notes
        receivable - stockholders
                                               ------------       -------   ---------  ---------
Balance at
    June 30, 2000                                30,235,164       $ 3,024   $ 127,851  $  92,516
                                               ------------       -------   ---------  ---------

Balance at
    December 31, 1998                            30,235,164       $ 3,024   $ 126,615  $ 102,722

    Comprehensive income:
        Net income                                                                         6,724          $ 6,724
        Other comprehensive
            loss - Foreign
            currency translation
            adjustments                                                                                    (2,451)
                                                                                                        ---------

    Comprehensive income                                                                                  $ 4,273
                                                                                                        ---------

    Dividends declared--
        $.025 per share                                                                     (633)

    Treasury shares acquired

    Treasury shares reissued                                                     (159)

    Tax benefit from exercise
        of option shares                                                          896

    Change in notes
        receivable - stockholders

                                               ------------       -------   ---------  ---------
Balance at
    June 30, 1999                                30,235,164       $ 3,024   $ 127,352  $ 108,813
                                               ------------       -------   ---------  ---------
                                                         Accumulated      Notes
                                                            Other       Receivable-     Treasury Stock
                                                        Comprehensive     Stock-    ----------------------
                                                        Income (Loss)     holders     Shares       Amount
                                                        -------------   ----------- ----------   ----------
Balance at
    December 31, 1999                                    $ (3,989)       $ (5,820)   5,055,170     $ (38,956)

    Comprehensive loss:
        Net loss
        Other comprehensive
            loss - Foreign
            currency translation
            adjustments                                    (3,069)


    Comprehensive loss


    Dividends declared--
        $.025 per share

    Treasury shares acquired                                                            17,893          (156)

    Treasury shares reissued                                                          (589,450)        4,521

    Tax benefit from exercise
        of option shares

    Change in notes
        receivable - stockholders                                             171

                                                         --------        --------    ---------     ---------
Balance at
    June 30, 2000                                        $ (7,058)       $ (5,649)   4,483,613     $ (34,591)
                                                         ---------       --------    ---------     ---------

Balance at
    December 31, 1998                                    $ (2,414)       $ (3,263)   5,114,218     $ (39,240)

    Comprehensive income:
        Net income
        Other comprehensive
            loss - Foreign
            currency translation
            adjustments                                    (2,451)


    Comprehensive income


    Dividends declared--
        $.025 per share

    Treasury shares acquired                                                             3,851           (58)

    Treasury shares reissued                                                          (471,520)        3,600

    Tax benefit from exercise
        of option shares

    Change in notes
        receivable - stockholders                                          (2,154)
                                                         --------        --------    ---------     ---------
Balance at
    June 30, 1999                                        $ (4,865)       $ (5,417)   4,646,549     $ (35,698)
                                                         --------        --------    ---------     ---------




See notes to consolidated financial statements.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)                                                       (UNAUDITED)

                                                                              Six Months Ended
                                                                                   June 30,
                                                                             2000            1999
                                                                          -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                                         $   (12,179)   $     6,724
Adjustments to reconcile net income (loss) to net
    cash provided by operating activities:
       Depreciation                                                             6,851          7,728
       Amortization                                                             2,180          2,385
       Equity in loss of unconsolidated subsidiary                             15,589          2,933
       Gain from issuance of subsidiary's stock                                  (136)        (4,513)
       Changes in operating assets and liabilities-
          Merchandise held for disposition and inventory                        7,865            212
          Finance and service charges receivable                                1,252         (1,083)
          Other receivables and prepaid expenses                                 (835)        (3,060)
          Accounts payable and accrued expenses                                (5,551)        (2,238)
          Customer deposits, net                                                  279            450
          Current income taxes                                                  3,023           (341)
          Deferred taxes, net                                                    (254)         3,770
                                                                          -----------    -----------
                Net cash provided by operating activities                      18,084         12,967
                                                                          -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES
    Loans forfeited and transferred to merchandise held for disposition        62,244         67,736
    Loans repaid or renewed                                                   142,820        149,770
    Loans made, including loans renewed                                      (206,343)      (222,121)
                                                                          -----------    -----------
                Net increase in loans                                          (1,279)        (4,615)
                                                                          -----------    -----------
    Acquisitions, net of cash acquired                                           (425)        (6,106)
    Effect on cash of de-consolidation of subsidiary                               --         (4,795)
    Advance to unconsolidated subsidiary                                           --           (500)
    Purchases of property and equipment                                       (10,961)       (10,578)
    Proceeds from property insurance claim                                      1,008             --
                                                                          -----------    -----------
                Net cash used by investing activities                         (11,657)       (26,594)
                                                                          -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES
    Net (payments) borrowings under bank lines of credit                       (8,224)        16,300
    Proceeds from capital lease obligations                                       843             --
    Payments on notes payable and capital lease obligations                    (4,821)        (4,502)
    Change in notes receivable - stockholders                                     840             --
    Net proceeds from reissuance of treasury shares                             3,431          1,287
    Treasury shares purchased                                                    (156)           (58)
    Dividends paid                                                               (636)          (633)
                                                                          -----------    -----------
                Net cash (used) provided by financing activities               (8,723)        12,394
                                                                          -----------    -----------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                           (65)           (51)
                                                                          -----------    -----------
CHANGE IN CASH AND CASH EQUIVALENTS                                            (2,361)        (1,284)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                6,186          4,417
                                                                          -----------    -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                $     3,825    $     3,133
                                                                          ===========    ===========
SUPPLEMENTAL DISCLOSURES
    NONCASH INVESTING AND FINANCING ACTIVITIES:
       Loans to stockholders for exercise of stock options                $       370    $     2,154
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

         The financial statements as of June 30, 2000 and 1999, and for the three month and six month periods then ended are unaudited but, in management's opinion, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for such interim periods. Operating results for the three month and six month periods are not necessarily indicative of the results that may be expected for the full fiscal year.

         Certain amounts in the consolidated financial statements for the three month and six month periods ended June 30, 1999, have been reclassified to conform to the presentation format adopted in 2000. These reclassifications have no effect on the net income previously reported.

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

3.  PROPERTY AND EQUIPMENT

On March 28, 2000, a tornado severely damaged the Company's corporate headquarters in Fort Worth, Texas. Headquarters operations have been relocated to temporary facilities and the Company's operating locations were not affected. The Company owns the building and management is evaluating all of its alternatives relating to its restoration. The Company's insurance coverage provides proceeds for the loss of the building; replacement of furniture, improvements, and equipment; recovery of losses resulting from business interruption; and recovery of other general expenses that will be incurred. At June 30, 2000, $7.0 million of tornado-related amounts are included in other receivables and prepaid expenses in the accompanying consolidated balance sheet. The amounts include the net book value of $6.3 million of property and equipment damaged or destroyed and $.7 million of tornado recovery expenditures net of an initial insurance claim advance. Based upon current assessments of the insurance coverage, management does not believe that there will be a significant adverse effect on the Company's consolidated financial position or results of operations. However, there can be no assurance that the Company will not ultimately incur an extraordinary loss, net of insurance recovery and applicable income taxes.

4.  LONG-TERM DEBT

The Company's long-term debt instruments and balances outstanding as of June 30 are as follows (in thousands):

                                                  2000       1999
                                                --------   --------
U.S. Line of Credit up to $150 million
         due June 30, 2003                      $ 95,450   $109,225
U.K. Line of Credit up to(pound)10 million
         due April 30, 2002                       11,683      9,622
Swedish Lines of Credit up to SEK 215 million     13,167     16,299
8.33% senior unsecured notes due 2003             12,857     17,143
8.14% senior unsecured notes due 2007             20,000     20,000
7.10% senior unsecured notes due 2008             30,000     30,000
Capital lease obligations payable                  5,158      1,846
6.25% subordinated unsecured notes due 2004          500        500
                                                --------   --------
                                                 188,815    204,635
Less current portion                               5,478      4,699
                                                --------   --------
        Total long-term debt                    $183,337   $199,936
                                                ========   ========

5.  WEIGHTED AVERAGE SHARES

The reconciliation of basic and diluted weighted average common shares outstanding for the three month and six month periods ended June 30, follows (in thousands):

                                                             Three Months Ended           Six Months Ended
                                                                   June 30,                    June 30,
                                                              2000          1999          2000          1999
                                                           -----------   -----------   -----------   -----------
Weighted average shares - Basic                                 25,759        25,416        25,520        25,304
Effect of shares applicable to stock option plans                   --         1,095            --         1,142
Effect of shares applicable to nonqualified savings plan            --            41            --            38
                                                           -----------   -----------   -----------   -----------
Weighted average shares - Diluted                               25,759        26,552        25,520        26,484
                                                           ===========   ===========   ===========   ===========

         Diluted weighted average shares for the three month and six month periods ended June 30, 2000, exclude approximately 453,000 shares and 597,000 shares, respectively, applicable to stock option plans and 45,000 shares and 46,000 shares, respectively, applicable to the nonqualified savings plan. These shares are excluded due to their antidilutive effects as a result of the Company's net losses during the three month and six month periods ended June 30, 2000.

6.  UNCONSOLIDATED SUBSIDIARY

Summarized unaudited results of operations for innoVentry for the three month and six month periods ended June 30, follows (in thousands):

                                             Three Months Ended             Six Months Ended
                                                   June 30,                     June 30,
                                             2000           1999           2000           1999
                                          -----------    -----------    -----------    -----------
Total net revenue                         $     4,346    $     2,384    $     7,704    $     3,243
Expenses including net interest expense       (29,807)        (9,058)       (53,516)       (13,736)
Income tax benefit                                 --          2,353             --          2,560
                                          -----------    -----------    -----------    -----------
         Net loss                         $   (25,461)   $    (4,321)   $   (45,812)   $    (7,933)
                                          ===========    ===========    ===========    ===========

         The Company recorded $2.5 million of net loss from innoVentry's operations in 1999 prior to de-consolidation on March 9, 1999. Thereafter, the Company recorded its proportionate share of innoVentry's net loss by the equity method. As of June 30, 2000, the Company's proportionate share of the losses of innoVentry exceeded the carrying amount of its investment in and advances to innoVentry. The Company has no obligation to provide financial support to innoVentry. Accordingly, it has suspended the recording of its equity in the losses of innoVentry. The Company owns a 37.9% voting interest in innoVentry as of June 30, 2000.

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

Information concerning the segments is set forth below (in thousands):

                                              Lending
                             ------------------------------------------
                                United                                                       Check
                                States        Foreign         Total         Rental          Cashing          Consolidated
                             ------------   ------------   ------------   ------------    ------------       ------------
Three Months Ended
June 30, 2000:
    Total revenue            $     70,114   $      7,826   $     77,940   $      4,051    $        770       $     82,761
    Income (loss)
      from operations               3,268          1,956          5,224           (820)            (64)             4,340
    Total assets at end of
         period                   269,232         83,608        352,840         23,362          11,337            387,539
                             ------------   ------------   ------------   ------------    ------------       ------------
Three Months Ended
June 30, 1999:
    Total revenue                  75,464          7,625         83,089          2,468             778             86,335
    Income (loss)
      from operations               5,556          2,920          8,476            237             (38)             8,675
    Total assets at end of
         period                   299,141         81,951        381,092         14,835          25,326(A)         421,253
                             ============   ============   ============   ============    ============       ============
Six Months Ended
June 30, 2000:
    Total revenue                 153,603         16,629        170,232          7,792           1,733            179,757
    Income (loss)
      from operations               9,258          4,278         13,536         (1,631)            192             12,097
                             ------------   ------------   ------------   ------------    ------------       ------------
Six Months Ended
June 30, 1999:
    Total revenue                 160,912         15,070        175,982          3,918           2,083 (B)        181,983
    Income (loss)
      from operations              15,011          5,904         20,915            215          (2,371)(B)         18,759
                             ============   ============   ============   ============    ============       ============

(A) Includes investment in and advances to innoVentry of $16,524.
(B) Includes innoVentry operations through March 9, 1999.

8.  LITIGATION

The Company is a defendant in certain lawsuits encountered in the ordinary course of its business. In the opinion of management, the resolution of these matters will not have a material adverse effect on the Company's financial position, results of operations or liquidity.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

SUMMARY CONSOLIDATED FINANCIAL DATA
SECOND QUARTER ENDED JUNE 30, 2000 vs.
SECOND QUARTER ENDED JUNE 30, 1999

(Dollars in thousands)

     The following table sets forth selected consolidated financial data with respect to the Company and its lending operations as of June 30, 2000 and 1999, and for the three months then ended.

                                                                      2000          1999        Change
                                                                    ---------     ---------    ---------
REVENUE
     Finance and service charges                                    $  27,241     $  30,033           (9)%
     Proceeds from disposition of merchandise                          50,470        52,833           (4)%
     Lending franchise fees and royalties                                  46            28           64%
     Rental operations                                                  4,051         2,468           64%
     Check cashing royalties and fees                                     953           973           (2)%
                                                                    ---------     ---------    ---------
TOTAL REVENUE                                                          82,761        86,335           (4)%
                                                                    ---------     ---------    ---------
COSTS OF REVENUE
     Disposed merchandise                                              33,586        35,076           (4)%
     Rental operations                                                  1,265           565          124%
                                                                    ---------     ---------    ---------
NET REVENUE                                                         $  47,910     $  50,694           (5)%
                                                                    =========     =========    =========
OTHER DATA
  CONSOLIDATED OPERATIONS:
     Net revenue contribution by source--
         Finance and service charges                                     56.9%         59.2%          (4)%
         Margin on disposition of merchandise                            35.3%         35.1%           1%
         Rental operations                                                5.8%          3.8%          53%
         Check cashing operations                                         2.0%          1.9%           5%
     Expenses as a percentage of net revenue--
         Operations and administration                                   81.8%         73.0%          12%
         Depreciation and amortization                                    9.2%          9.9%          (7)%
         Interest, net                                                    6.7%          6.4%           5%
     Income from operations before depreciation
       and amortization as a percentage of total revenue                 10.6%         15.9%         (33)%
     Income from operations as a percentage of total revenue              5.2%         10.0%         (48)%
                                                                    ---------     ---------    ---------
  LENDING OPERATIONS:
     Annualized yield on pawn loans                                        92%           95%          (3)%
     Average pawn loan balance per average location in operation    $     258     $     272           (5)%
     Average pawn loan amount at end of period (not in thousands)   $     101     $     100            1%
     Margin on disposition of merchandise as a percentage
       of proceeds from disposition of merchandise                       33.5%         33.7%          (1)%
     Average annualized merchandise turnover                              2.4x          2.2x           9%
     Average merchandise held for disposition
       per average location                                         $     120     $     137          (12)%

     Lending locations in operation--
       Beginning of period                                                464           461
         Acquired                                                          --             3
         Start-ups                                                         --             2
         Combined or closed                                                (1)           --
       End of period                                                      463           466           (1)%
       Additional franchise locations at end of period                     15             6          150%
       Total locations at end of period                                   478           472            1%
       Average number of owned locations (a)                              464           464           --
                                                                    =========     =========    =========

(a) Averages based on accumulation of month-end balances and dividing aggregate total by total months in the period.

SIX MONTHS ENDED JUNE 30, 2000 vs.
SIX MONTHS ENDED JUNE 30, 1999
(Dollars in thousands)

     The following table sets forth selected consolidated financial data with respect to the Company and its lending operations as of June 30, 2000 and 1999, and for the six months then ended.

                                                                      2000           1999         Change
                                                                   ----------     ----------     ----------
REVENUE
     Finance and service charges                                   $   56,767     $   61,528             (8)%
     Proceeds from disposition of merchandise                         112,989        114,043             (1)%
     Lending franchise fees and royalties                                 125             39            221%
     Rental operations                                                  7,792          3,918             99%
     Check cashing royalties and fees                                   2,084          2,455            (15)%
                                                                   ----------     ----------     ----------
TOTAL REVENUE                                                         179,757        181,983             (1)%
                                                                   ----------     ----------     ----------
COSTS OF REVENUE
     Disposed merchandise                                              76,062         75,492              1%
     Rental operations                                                  2,447            888            176%
                                                                   ----------     ----------     ----------
NET REVENUE                                                        $  101,248     $  105,603             (4)%
                                                                   ==========     ==========     ==========
OTHER DATA
  CONSOLIDATED OPERATIONS:
     Net revenue contribution by source--
         Finance and service charges                                     56.1%          58.3%            (4)%
         Margin on disposition of merchandise                            36.6%          36.5%            --
         Rental operations                                                5.2%           2.9%            79%
         Check cashing operations                                         2.1%           2.3%            (9)%
     Expenses as a percentage of net revenue--
         Operations and administration                                   79.1%          72.7%             9%
         Depreciation and amortization                                    8.9%           9.6%            (7)%
         Interest, net                                                    6.4%           6.2%             3%
     Income from operations before depreciation
       and amortization as a percentage of total revenue                 11.8%          15.9%           (26)%
     Income from operations as a percentage of total revenue              6.7%          10.3%           (35)%
                                                                   ----------     ----------     ----------
  LENDING OPERATIONS:
     Annualized yield on pawn loans                                        95%            98%            (3)%
     Average pawn loan balance per average location in operation   $      259     $      272             (5)%
     Margin on disposition of merchandise as a percentage
       of proceeds from disposition of merchandise                       32.8%          33.8%            (3)%
     Average annualized merchandise turnover                              2.6X           2.4x             8%
     Average merchandise held for disposition
       per average location                                        $      126     $      139             (9)%

     Lending locations in operation--
       Beginning of period                                                466            464
         Acquired                                                          --              3
         Start-ups                                                          1              2
         Combined, closed or sold                                          (4)            (3)
       End of period                                                      463            466             (1)%
       Additional franchise locations at end of period                     15              6            150%
       Total locations at end of period                                   478            472              1%
     Average number of owned locations in operation (a)                   464            464             --
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

           The Company expanded its lending operations during the eighteen month period ended June 30, 2000, by adding a net 9 locations. It acquired 5 operating units, established 5 locations, and combined or closed 8 locations. In addition, 10 franchise units were opened, including 3 company-owned locations that were sold to a franchisee. As of June 30, 2000, the Company's lending operations consisted of 478 lending units--410 owned units and 15 franchised units in 17 states in the United States, 42 jewelry-only units in the United Kingdom, and 11 loan-only and primarily jewelry-only units in Sweden.

         During the eighteen month period ended June 30, 2000, Rent-A-Tire acquired 14 tire and wheel rental stores that it previously managed and established 11 stores. As of June 30, 2000, Rent-A-Tire owned and operated 29 stores and also managed 14 additional stores for a third party that were added during 1999.

         During the first quarter of 1999, the Company restructured its check cashing operations in a series of transactions designed to isolate and accelerate the development and deployment of its automated check cashing machine ("CCM"). In January 1999, the Company transferred its manned check cashing operations into a new wholly owned consolidated subsidiary ("Mr. Payroll"). As of June 30, 2000, Mr. Payroll operated 130 franchised and 7 company owned manned check cashing centers in 20 states. On March 9, 1999, Wells Fargo Cash Centers, Inc. ("Cash Centers"), a wholly owned subsidiary of Wells Fargo Bank, N.A., contributed approximately $27.0 million of cash and assets to the Company's CCM subsidiary (now known as "innoVentry") and received newly issued shares of innoVentry's senior convertible Series A preferred stock representing 45% of innoVentry's voting interest. Additionally, certain members of the newly constituted management of innoVentry subscribed for newly issued shares of common stock of innoVentry, representing 10% of its voting interest. The Company also assigned 10% of its senior convertible Series A preferred stock to the former owners of innoVentry's predecessor in consideration for the termination of an option issued in conjunction with the Company's original acquisition of innoVentry's predecessor. Upon completion of the transactions, the Company's residual ownership interest in innoVentry was 40.5%. As a result, the Company no longer controlled innoVentry, it was de-consolidated and the Company began accounting for its investment and its share of the results of innoVentry's operations after March 9, 1999, by the equity method of accounting whereby the Company records its proportionate share of innoVentry's earnings or losses in its consolidated financial statements. In October 1999, the Company, Cash Centers, and a third party each purchased $10.0 million of innoVentry's newly issued senior convertible Series B voting preferred stock. The Company's voting interest as of June 30, 2000, is 37.9%.

RESULTS OF OPERATIONS

SECOND QUARTER ENDED JUNE 30, 2000, COMPARED TO THE
SECOND QUARTER ENDED JUNE 30, 1999

         Net Revenue: Consolidated. Consolidated net revenue decreased 5%, or $2.8 million, to $47.9 million during the second quarter ended June 30, 2000 (the "current quarter"), from $50.7 million during the second quarter ended June 30, 1999 (the "prior year quarter"). Net revenue from lending activities declined $3.7 million. Rental operations net revenue increased $.9 million and check cashing operations net revenue remained constant.

         Net Revenue: Lending Activities. Net revenue from lending operations decreased $3.7 million to $44.3 million during the current quarter from $48.0 million during the prior year quarter. Same units (those in operation for more than one year) accounted for $3.1 million of the decrease and an additional decrease of $.6 million resulted from a net reduction of 3 lending units since June 30, 1999. The principal components of lending operations net revenue are finance and service charges, which declined $2.7 million, net revenue from the disposition of merchandise, which declined $1.0 million, and domestic franchising activities and foreign check cashing operations, which were both the same in both quarters.

         Finance and service charges decreased $2.7 million, or 9%, in the current quarter compared to the prior year quarter. Fluctuations in finance and service charges are caused by changes in both the average balance outstanding of pawn loans and the annualized yield of the pawn loan portfolio. Of the $2.7 million decline, $1.6 million was the result of a 5% decrease in the average pawn loan balance that was caused by a 5% decrease in the average number of loans outstanding. This decline is primarily attributable to a decrease in loan demand in the United States and Sweden that began during the third quarter of 1999. Lower average loan balances tend to result in lower amounts of finance and service charges and net revenue. Management believes this trend in lower average loan balances may reverse during the third quarter due to the normal seasonal increase in loan demand resulting in more favorable comparisons to prior period amounts. However, net revenue will not return to historical levels until loan demand or customer count increases. The average outstanding loan was the same in both periods. The remaining $1.1 million decline was caused by a 3% decrease in the consolidated annualized loan yield.

         The consolidated annualized loan yield, which represents the blended result derived from the distinctive loan yields realized in the three countries in which the Company operates, was 92% in the current quarter compared to 95% in the prior year quarter. The decrease in the yield was primarily the result of a lower blended yield on foreign loans as the domestic annualized loan yield was 122% for both the current quarter and the prior year quarter. The blended yield on average foreign pawn loans outstanding was 46% for the current quarter compared to 52% in the prior year quarter. The decrease in the blended foreign loan yield resulted primarily from a decline in loan yield in the United Kingdom to 46% from 56%. Average pawn loan balances in the United Kingdom during the current quarter were 7% higher than the prior year quarter due to an increase in the number of loans written and an increase in the average amount per loan. The higher amounts loaned may have contributed to lower redemption rates and lower returns on the disposition of unredeemed collateral that contributed to the decline in loan yield observed in the current quarter.

         Net revenue from the disposition of merchandise represents the proceeds received from the disposition of merchandise in excess of the cost of merchandise disposed. Proceeds from the disposition of merchandise in the current quarter were $2.4 million, or 4%, lower than the prior year quarter primarily due to a $3.2 million decline from domestic activities, including a $2.6 million decline from same units, that was partially offset by an $.8 million increase from the United Kingdom lending units, including a $.3 million increase from same units. The margin on disposition of merchandise declined slightly to 33.5% in the current quarter from 33.6% during the prior year quarter. Excluding the effect of the disposition of scrap jewelry, the margin on disposition of merchandise was 35.9% for both the current quarter and the prior year quarter. The margin on disposition of scrap jewelry was negligible in both the current quarter and the prior year quarter. The combination of lower proceeds and an unchanged margin resulted in a $.9 million, or 5%, decline in net revenue from the disposition of merchandise. As a result of management's decision to emphasize disposition of merchandise, the ratio of pawn loan balances to merchandise balances increased. In addition, the merchandise turnover rate increased to 2.4 times in the current quarter compared to 2.2 times in the prior year quarter and the balance of merchandise available for disposition at June 30, 2000, was 14.7% less than at June 30, 1999.

         Net Revenue: Other Activities. Net revenue of Rent-A-Tire increased to $2.8 million in the current quarter from $1.9 million in the prior year quarter. Tire and wheel rentals and sales net revenue increased $1.1 million as a result of an average of 19 more stores in operation in the current quarter compared to the prior year quarter. The level of activity in managed stores and the addition of new managed stores drive management fees and related revenue. Management fee revenue increased $.2 million as a result of an 87% increase in the number of tires and wheels on rental agreements in the managed stores. Rent-A-Tire did not begin managing any new stores in the current quarter compared to the addition of 5 managed stores in the prior year quarter. As a result, other related revenue decreased $.4 million.

         Manned check cashing operations net revenue was constant for the current quarter compared to the prior year quarter. The average number of franchised and owned check cashing centers in operation was the same in both quarters.

         Operations and Administration Expenses. Due in part to the 5% decrease in consolidated net revenue, consolidated operations and administration expenses as a percentage of net revenue were 81.8% in the current quarter compared to 73.0% for the prior year quarter. Total operations and administration expenses increased a net amount of $2.2 million, or 6%, in the current quarter as compared to the prior year quarter. Domestic lending operations expenses increased $.1 million primarily as a result of higher personnel benefits and occupancy expenses that were partially offset by declines in selling and office expenses. Foreign lending operations contributed $.3 million of the increase and Rent-A-Tire accounted for $1.8 million of the increase due to an average of 19 more stores during the current quarter.

Check cashing operations expenses were constant for the current quarter compared to the prior year quarter.

         Depreciation and Amortization. Depreciation and amortization expenses as a percentage of net revenue decreased to 9.2% in the current quarter from 9.9% in the prior year quarter. Depreciation and amortization expenses decreased 12.3% primarily as a result of a moderation in the Company's unit expansion of its lending operations.

         Interest Expense. Net interest expense as a percentage of net revenue increased to 6.7% in the current quarter from 6.4% in the prior year quarter. Average debt outstanding decreased 6.2% to $181.8 million during the current quarter from $193.9 million during the prior year quarter. The effective blended borrowing cost was 7.1% in the current quarter and 6.7% in the prior year quarter. As a result, interest expense was approximately the same in both quarters.

         Other Items. Equity in loss of unconsolidated subsidiary, representing the Company's share of innoVentry's net losses following de-consolidation in March 1999, was $8.2 million in the current quarter compared to $2.3 million in the prior year quarter. The Company expects innoVentry's losses to continue as its operations continue to expand. However, as of June 30, 2000, the Company's proportionate share of innoVentry's losses exceeded the carrying amount of its investment in and advances to innoVentry. Since the Company has no obligation to provide financial support to innoVentry, it has suspended the recording of its equity in innoVentry's losses.

         The Company recorded a pre-tax gain of $.1 million from the issuance of innoVentry's common stock in the current quarter compared to a pre-tax loss of $.3 million in the prior year quarter.

         Income Taxes. The Company's consolidated effective tax rate is impacted in the current quarter by the effect of the valuation allowance provided against the deferred tax assets arising from the Company's equity in the losses of innoVentry. The Company recognized no net deferred tax benefits in the current quarter from the equity losses arising from its investment in innoVentry. Excluding the effects of the equity in innoVentry's losses after de-consolidation and the gain from issuance of innoVentry's stock and their related tax effects, the Company's consolidated effective income tax rate for the current quarter is 46.2% compared to 37.2% in the prior year quarter. The effective tax rate increased as a result of a higher ratio of domestic non-deductible intangible asset amortization and other miscellaneous items to pre-tax income in the current quarter as compared to the prior year quarter. The effective tax rate of the foreign lending operations was 32.3% in the current quarter and 31.5% in the prior year quarter.

SIX MONTHS ENDED JUNE 30, 2000, COMPARED TO THE
SIX MONTHS ENDED JUNE 30, 1999

         Net Revenue: Consolidated. Consolidated net revenue decreased 4%, or $4.4 million, to $101.2 million during the six months ended June 30, 2000 (the "current period"), from $105.6 million during the six months ended June 30, 1999 (the "prior year period"). Net revenue from lending activities declined $6.4 million. Rental operations net revenue increased $2.3 million and check cashing operations net revenue decreased $.3 million.

         Net Revenue: Lending Activities. Net revenue from lending operations decreased $6.4 million to $94.1 million during the current period from $100.5 million during the prior year period. Same units accounted for $5.2 million of the decrease. Finance and service charges declined $4.7 million, net revenue from the disposition of merchandise declined $1.7 million, and domestic franchising activities and foreign check cashing operations were both the same in both periods.

         Finance and service charges decreased $4.7 million, or 8%, in the current period compared to the prior year period. Of the $4.7 million, $2.9 million was the result of a 5% decrease in the average pawn loan balance that was caused by a 5% decrease in the average number of loans outstanding. The decrease is primarily attributable to a drop in loan demand in the United States and Sweden. The decrease was partially offset by a 1% increase in the average amount per loan. The remaining $1.8 million decline was caused by a 3% decrease in the consolidated annualized loan yield.

         The consolidated yield was 95% in the current period compared to 98% in the prior year period. The decrease in the yield was primarily the result of a lower blended yield on foreign loans as the domestic yield was slightly higher at 126% for the current period compared to 125% for the prior year period. The blended yield on average foreign pawn loans outstanding was 49% for the current period compared to 53% in the prior year period. The decrease in the blended foreign loan yield resulted primarily from a decline in loan yield in the United Kingdom to 50% from 58%. Average pawn loan balances in the United Kingdom during the current period were 12% higher than the prior year period. However, lower redemption rates and lower returns on the disposition of unredeemed collateral contributed to the decline in loan yield.

         Proceeds from the disposition of merchandise in the current period were $1.1 million, or 1%, lower than the prior year period primarily due to a $3.3 million decline from domestic activities, including a $2.9 million decline from same units, that was partially offset by a $2.2 million increase from the United Kingdom lending units, including a $.9 million increase from same units. The margin on disposition of merchandise declined to 32.7% in the current period from 33.8% during the prior year period. Excluding the effect of the disposition of scrap jewelry, the margin on disposition of merchandise was 34.9% for the current period compared to 35.6% for the prior year period. The margin on disposition of scrap jewelry was negligible in both the current period and the prior year period. The combination of lower proceeds and a lower margin resulted in a $1.7 million, or 4%, decline in net revenue from the disposition of merchandise. The merchandise turnover rate increased to 2.6 times in the current period compared to 2.4 times in the prior year period. During the last four quarters, management has concentrated on price discounting and has reduced merchandise to more desirable levels. As a result, management believes that the margin on the disposition of merchandise should improve throughout the remainder of the year.

         Net Revenue: Other Activities. Net revenue of Rent-A-Tire increased to $5.3 million in the current period from $3.0 million in the prior year period. Tire and wheel rentals and sales net revenue accounted for the full $2.3 million increase as a result of an average of 20 more stores in operation in the current period compared to the prior year period. Management fee revenue and other related revenue were the same in both periods.

         The restructuring of the Company's check cashing operations and de-consolidation of innoVentry resulted in a $.3 million decrease in other net revenue in the current year period compared to the prior year period. Following de-consolidation, the Company began accounting for its investment in innoVentry by the equity method and, accordingly, the Company's share of the results of operations of innoVentry is recorded in "Equity in loss of unconsolidated subsidiary." See "Other Items" below.

         Operations and Administration Expenses. Due in part to the 4% decrease in consolidated net revenue, consolidated operations and administration expenses as a percentage of net revenue were 79.1% in the current period compared to 72.7% for the prior year period. Total operations and administration expenses increased a net amount of $3.4 million, or 4%, in the current period as compared to the prior year period. Domestic lending operations expenses increased $1.5 million primarily as a result of higher personnel benefits and occupancy expenses. Foreign lending operations contributed $.9 million of the increase and Rent-A-Tire accounted for $3.8 million of the increase due to an average of 20 more stores during the current period. Check cashing operations expenses decreased $2.8 million as a result of the de-consolidation of innoVentry in March 1999.

         Depreciation and Amortization. Depreciation and amortization expenses as a percentage of net revenue decreased to 8.9% in the current period from 9.4% in the prior year period. Depreciation and amortization expenses decreased 9.2% primarily as a result of a moderation in the Company's unit expansion of its lending operations.

         Interest Expense. Net interest expense as a percentage of net revenue increased to 6.4% in the current period from 6.2% in the prior year period. Average debt outstanding decreased 3.8% to $188.1 million during the current period from $195.6 million during the prior year period. The effective blended borrowing cost was 6.9% in the current period and 6.8% in the prior year period. As a result, interest expense was approximately the same in both periods.

         Other Items. Equity in loss of unconsolidated subsidiary was $15.6 million in the current period compared to $2.9 million in the prior year period. The Company recorded a pre-tax gain of $.1 million from the issuance of innoVentry's common stock in the current period compared to a pre-tax gain of $4.5 million from the issuance of innoVentry's senior convertible Series A preferred stock and common stock in the prior year period.

         Income Taxes. The Company's consolidated effective tax rate is impacted in the current period by the effect of the valuation allowance provided against the deferred tax assets arising from the Company's equity in the losses of innoVentry and in the prior year period by the effects of income taxes provided upon the de-consolidation of innoVentry on March 9, 1999. The Company recognized no net deferred tax benefits in the current period from the equity losses arising from its investment in innoVentry. Excluding the effects of the equity in innoVentry's losses after de-consolidation and the gain from issuance of innoVentry's stock and their related tax effects, the Company's consolidated effective income tax rate for the current period is 40.8% compared to 38.7% in the prior year period. The effective tax rate increased as a result of a higher ratio of domestic non-deductible intangible asset amortization and other miscellaneous items to pre-tax income in the current period as compared to the prior year period. The effective tax rate of the foreign lending operations was 31.8% in the current period and 31.4% in the prior year period.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash provided by operating activities was $18.1 million during the current period. The Company invested $11.0 million in purchases of property and equipment during the current period including $6.8 million for property improvements, remodeling selected operating units, and additions to computer systems of the lending operations and $.7 million for the replacement of property destroyed by the tornado discussed below. The remaining $3.5 million was for the purchase of equipment and the continued development of a point-of-sale software system for Rent-A-Tire. The Company also received a $1.0 million advance payment on the property insurance claim resulting from the tornado damage. The Company also invested $.4 million for the acquisition of one tire rental store. The Company paid $8.2 million to reduce its net borrowings under its bank lines of credit, repaid $4.8 million of notes payable and debt obligations in connection with capital leases, increased pawn loan balances by $1.3 million, purchased $.2 million of treasury shares in connection with the open market share purchase program and the Company's Nonqualified Savings Plan, and paid $.6 million in dividends. These activities were funded from the cash flow generated by operating activities, $3.4 million from the issuance of common shares pursuant to the Company's stock option plans, $.8 million from the issuance of capital lease obligations, and $.8 million of collections of stockholder notes.

         On March 28, 2000, a tornado severely damaged the Company's corporate headquarters in Fort Worth, Texas. Headquarters operations have been relocated to temporary facilities and the Company's operating locations were not affected. The Company owns the building and management is evaluating all of its alternatives relating to its restoration. The Company's insurance coverage provides proceeds for the loss of the building; replacement of furniture, improvements, and equipment; recovery of losses resulting from business interruption; and recovery of other general expenses that will be incurred. Based upon current assessments of the insurance coverage, management believes that there will be no significant adverse effect on the Company's consolidated financial position, results of operations, or liquidity.

         As of June 30, 2000, the Company's voting interest in innoVentry is 37.9%. In the event innoVentry requires additional capital in the future, the Company has the opportunity to make additional investments. The Company currently does not plan to participate in future capital fundings of innoVentry. Therefore, its ownership interest in innoVentry will be diluted. Management believes that innoVentry intends to continue to develop and market the CCM, now known as the RPM(TM) Cash Management Machine, as a financial services machine. The Company anticipates that innoVentry will incur future losses and require additional capital until sufficient revenues are generated from its sales and operations.

         The Company plans to add a nominal number of new lending units during the remainder of 2000. These additions will likely occur through a combination of new openings and acquisitions of existing locations. Rent-A-Tire plans to add approximately 6 additional rental stores during the remainder of 2000 through the acquisition of existing stores or the opening of new stores.

         On October 19, 1999, the Company announced that its Board of Directors had authorized management to purchase up to one million shares of its common stock in the open market. During the current period, the Company purchased 17,000 shares for an aggregate amount of $153 thousand under the program. Purchases may be made from time to time in the open market and it is expected that funding of the program will come from operating cash flow and existing bank facilities.

         Management believes that borrowings available under its revolving credit facilities, cash generated from operations and current working capital of $205.9 million should be sufficient to meet the Company's anticipated future capital requirements.

IMPACT OF FOREIGN CURRENCY EXCHANGE RATES

         The Company is subject to the risk of unexpected changes in foreign currency rates by virtue of its operations in the United Kingdom and Sweden. The Company's foreign assets, liabilities, and earnings are converted into U.S. dollars for consolidation into the Company's financial statements. At June 30, 2000, the Company had recorded a cumulative other comprehensive loss of $7.1 million as a result of fluctuations in foreign currency exchange rates. Future earnings and comparisons with prior periods reported by the Company may fluctuate depending on applicable currency exchange rates in effect during the periods.

DOMESTIC LENDING OPERATIONS
(Dollars in thousands)

         The following table sets forth selected financial data for the Company's domestic lending operations as of June 30, 2000 and 1999, and for the three months then ended.

                                                                       2000          1999          Change
                                                                    ----------     ----------    ----------
REVENUE
     Finance and service charges                                    $   21,678     $   23,848            (9)%
     Proceeds from disposition of merchandise                           48,390         51,588            (6)%
     Lending franchise fees and royalties                                   46             28            64%
                                                                    ----------     ----------    ----------
TOTAL REVENUE                                                           70,114         75,464            (7)%
                                                                    ----------     ----------    ----------
COSTS OF REVENUE
     Disposed merchandise                                               31,618         34,001            (7)%
                                                                    ----------     ----------    ----------
NET REVENUE                                                         $   38,496     $   41,463            (7)%
                                                                    ==========     ==========    ==========
OTHER DATA
     Net revenue contribution by source--
         Finance and service charges                                      56.3%          57.5%           (2)%
         Margin on disposition of merchandise                             43.6%          42.4%            3%
         Lending franchise fees and royalties                               .1%            .1%           --

     Expenses as a percentage of net revenue--
         Operations and administration                                    82.8%          76.6%            8%
         Depreciation and amortization                                     8.7%          10.0%          (13)%
         Interest, net                                                     4.0%           5.3%          (25)%

     Income from operations before depreciation
       and amortization as a percentage of total revenue                   9.4%          12.8%          (27)%
     Income from operations as a percentage of total revenue               4.7%           7.4%          (36)%

     Annualized yield on pawn loans                                        122%           122%           --
     Average pawn loan balance per average location in operation    $      173     $      191            (9)%
     Average pawn loan amount at end of period (not in thousands)   $       79     $       80            (1)%
     Margin on disposition of merchandise as a percentage
       of proceeds from disposition of merchandise                        34.7%          34.1%            2%
     Average annualized merchandise turnover                               2.4X           2.2x            9%
     Average merchandise held for disposition
       per average location                                         $      127     $      149           (15)%

     Lending locations in operation--
       Beginning of period                                                 411            411
         Acquired                                                           --              1
         Start-ups                                                          --              2
         Combined or closed                                                 (1)            --
       End of period                                                       410            414            (1)%
       Additional franchise locations at end of period                      15              6           150%
       Total locations at end of period                                    425            420             1%
       Average number of owned locations (a)                               411            413            --
                                                                    ==========     ==========    ==========


(a) Averages based on accumulation of month-end balances and dividing aggregate total by total months in the period.

DOMESTIC LENDING OPERATIONS
(Dollars in thousands)

         The following table sets forth selected financial data for the Company's domestic lending operations as of June 30, 2000 and 1999, and for the six months then ended.

                                                                      2000            1999            Change
                                                                   -----------     -----------     -----------
REVENUE
     Finance and service charges                                   $    44,823     $    48,967              (8)%
     Proceeds from disposition of merchandise                          108,655         111,906              (3)%
     Lending franchise fees and royalties                                  125              39             221%
                                                                   -----------     -----------     -----------
TOTAL REVENUE                                                          153,603         160,912              (5)%
                                                                   -----------     -----------     -----------
COSTS OF REVENUE
     Disposed merchandise                                               71,910          73,629              (2)%
                                                                   -----------     -----------     -----------
NET REVENUE                                                        $    81,693     $    87,283              (6)%
                                                                   ===========     ===========     ===========
OTHER DATA
     Net revenue contribution by source--
         Finance and service charges                                      54.9%           56.1%             (2)%
         Margin on disposition of merchandise                             45.0%           43.9%              3%
         Lending franchise fees and royalties                               .1%             --              --

     Expenses as a percentage of net revenue--
         Operations and administration                                    80.2%           73.3%              9%
         Depreciation and amortization                                     8.5%            9.5%            (11)%
         Interest, net                                                     4.0%            5.2%            (23)%

     Income from operations before depreciation
       and amortization as a percentage of total revenue                  10.5%           14.5%            (28)%
     Income from operations as a percentage of total revenue               6.0%            9.3%            (35)%

     Annualized yield on pawn loans                                        126%            125%              1%
     Average pawn loan balance per average location in operation   $       174     $       191              (9)%
     Margin on disposition of merchandise as a percentage
       of proceeds from disposition of merchandise                        33.8%           34.2%             (1)%
     Average annualized merchandise turnover                               2.6X            2.4x              8%
     Average merchandise held for disposition
       per average location                                        $       134     $       151             (11)%

     Lending locations in operation--
       Beginning of period                                                 413             414
         Acquired                                                           --               1
         Start-ups                                                           1               2
         Combined, closed or sold                                           (4)             (3)
       End of period                                                       410             414              (1)%
       Additional franchise locations at end of period                      15               6             150%
       Total locations at end of period                                    425             420               1%
     Average number of owned locations in operation (a)                    411             413              --
                                                                   ===========     ===========     ===========

(a) Averages based on accumulation of month-end balances and dividing aggregate total by total months in the period.

FOREIGN LENDING OPERATIONS
(Dollars in thousands)

         The following table sets forth selected consolidated financial data in U.S. dollars for Harvey & Thompson, Ltd. and Svensk Pantbelaning as of June 30, 2000 and 1999, and for the three months then ended, using the following currency exchange rates:

                                                                      2000          1999          Change
                                                                  -----------    -----------    -----------
Harvey & Thompson, Ltd. (U.K. pound sterling per U.S. dollar)--
     Balance sheet data - end of period rate                            .6591          .6340             (4)%
     Income statement data - three months average rate                  .6495          .6222             (4)%
Svensk Pantbelaning (Swedish Kronor per U.S. dollar)--
     Balance sheet data - end of period rate                           8.7898         8.4443             (4)%
     Income statement data - three months average rate                 8.8652         8.4154             (5)%
                                                                  -----------    -----------    -----------
                                                                      2000          1999          Change
                                                                  -----------    -----------    -----------
REVENUE
     Finance and service charges                                  $     5,563    $     6,185            (10)%
     Proceeds from disposition of merchandise                           2,080          1,245             67%
     Check cashing fees                                                   183            195             (6)%
                                                                  -----------    -----------    -----------
TOTAL REVENUE                                                           7,826          7,625              3%
                                                                  -----------    -----------    -----------
COSTS OF REVENUE
     Disposed merchandise                                               1,968          1,075             83%
                                                                  -----------    -----------    -----------
NET REVENUE                                                       $     5,858    $     6,550            (11)%
                                                                  ===========    ===========    ===========
OTHER DATA
     Net revenue contribution by source--
         Finance and service charges                                     95.0%          94.4%             1%
         Margin on disposition of merchandise                             1.9%           2.6%           (27)%
         Check cashing fees                                               3.1%           3.0%             3%

     Expenses as a percentage of net revenue--
         Operations and administration                                   57.6%          47.3%            22%
         Depreciation and amortization                                    9.0%           8.1%            11%
         Interest, net                                                    6.6%           5.0%            32%

     Income from operations before depreciation
       and amortization as a percentage of total revenue                 31.8%          45.3%           (30)%
     Income from operations as a percentage of total revenue             25.0%          38.3%           (35)%

     Annualized yield on loans                                             46%            52%           (12)%
     Average loan balance per average location in operation       $       913    $       935             (2)%
     Average loan amount at end of period (not in thousands)      $       178    $       180             (1)%
     Margin on disposition of merchandise as a percentage
       of proceeds from disposition of merchandise                        5.4%          13.7%           (61)%
     Average annualized merchandise turnover                              2.3X           2.1x            10%
     Average merchandise held for disposition
       per average location                                       $        65    $        41             59%

     Lending locations in operation--
       Beginning of period                                                 53             50
         Acquired                                                          --              2
         Start-ups                                                         --             --
         Combined or closed                                                --             --
       End of period                                                       53             52              2%
       Average number of owned locations (a)                               53             51              4%
                                                                  ===========    ===========    ===========

(a) Averages based on accumulation of month-end balances and dividing aggregate total by total months in the period.

FOREIGN LENDING OPERATIONS
(Dollars in thousands)

         The following table sets forth selected consolidated financial data in U.S. dollars for Harvey & Thompson, Ltd. and Svensk Pantbelaning as of June 30, 2000 and 1999, and for the six months then ended, using the following currency exchange rates:

                                                                       2000          1999           Change
                                                                   -----------    -----------    -----------
Harvey & Thompson, Ltd. (U.K. pound sterling per U.S. dollar)--
     Income statement data - six months average rate                     .6314          .6174             (2)%
Svensk Pantbelaning (Swedish Kronor per U.S. dollar)--
     Income statement data - six months average rate                    8.7259         8.2017             (6)%
                                                                   -----------    -----------    -----------


                                                                       2000          1999           Change
                                                                   -----------    -----------    -----------


REVENUE
     Finance and service charges                                   $    11,944    $    12,561             (5)%
     Proceeds from disposition of merchandise                            4,334          2,137            103%
     Check cashing fees                                                    351            372             (6)%
                                                                   -----------    -----------    -----------
TOTAL REVENUE                                                           16,629         15,070             10%
                                                                   -----------    -----------    -----------
COSTS OF REVENUE
     Disposed merchandise                                                4,152          1,863            123%
                                                                   -----------    -----------    -----------
NET REVENUE                                                        $    12,477    $    13,207             (6)%
                                                                   ===========    ===========    ===========
OTHER DATA
     Net revenue contribution by source--
         Finance and service charges                                      95.7%          95.1%             1%
         Margin on disposition of merchandise                              1.5%           2.1%           (29)%
         Check cashing fees                                                2.8%           2.8%            --

     Expenses as a percentage of net revenue--
         Operations and administration                                    57.3%          47.5%            21%
         Depreciation and amortization                                     8.4%           7.8%             8%
         Interest, net                                                     6.3%           5.1%            24%

     Income from operations before depreciation
       and amortization as a percentage of total revenue                  32.1%          46.0%           (30)%
     Income from operations as a percentage of total revenue              25.7%          39.2%           (34)%

     Annualized yield on pawn loans                                         49%            53%            (8)%
     Average pawn loan balance per average location in operation   $       924    $       931             (1)%
     Margin on disposition of merchandise as a percentage
       of proceeds from disposition of merchandise                         4.2%          12.8%           (67)%
     Average annualized merchandise turnover                               2.4X           2.1x            14%
     Average merchandise held for disposition
       per average location                                        $        66    $        35             89%

     Lending locations in operation--
       Beginning of period                                                  53             50
         Acquired                                                           --              2
         Start-ups                                                          --             --
         Combined, closed or sold                                           --             --
       End of period                                                        53             52              2%
     Average number of owned locations in operation (a)                     53             51              4%
                                                                   ===========    ===========    ===========

(a) Averages based on accumulation of month-end balances and dividing aggregate total by total months in the period.

OTHER OPERATIONS
(Dollars in thousands)

         The following table sets forth selected financial data with respect to the Company's other domestic operations as of June 30, 2000 and 1999, and for the three months then ended.

                                                                2000          1999          Change
                                                             -----------   -----------   -----------
RENTAL OPERATIONS:
REVENUE
     Tire and wheel rentals                                  $     2,859   $     1,158           147%
     Management fees                                                 580           896           (35)%
     Tire and wheel sales                                            337           200            69%
     Lease income and other                                          275           214            29%
                                                             -----------   -----------   -----------
TOTAL REVENUE                                                      4,051         2,468            64%
                                                             -----------   -----------   -----------
COSTS OF REVENUE
     Tire and wheel rentals                                        1,032           417           147%
     Tire and wheel sales                                            233           148            57%
                                                             -----------   -----------   -----------
NET REVENUE                                                  $     2,786   $     1,903            46%
                                                             ===========   ===========   ===========
OTHER DATA
     Owned rental locations--
         Rental agreements outstanding at end of period      $     9,364   $     4,911            91%
         Average balance per rental agreement
            at end of period (not in thousands)              $     1,045   $       943            11%
         Locations in operation at end of period                      29            13           123%
         Average locations in operation for the period (a)            28            10           180%
     Managed rental locations--
         Locations in operation at end of period                      14            13             8%
         Average locations in operation for the period (a)            14            13             8%
                                                             ===========   ===========   ===========


                                                             ===========   ===========   ===========
CHECK CASHING OPERATIONS:
REVENUE
     Check cashing royalties and fees (b)                    $       770   $       778            (1)%
                                                             -----------   -----------   -----------
TOTAL REVENUE                                                        770           778            (1)%
                                                             -----------   -----------   -----------
NET REVENUE                                                  $       770   $       778            (1)%
                                                             ===========   ===========   ===========
OTHER DATA
     Franchised and owned check cashing centers--
       Centers in operation at end of period                         137           137            --
       Average centers in operation for the period (a)               136           136            --
                                                             ===========   ===========   ===========


(a) Averages based on accumulation of month-end balances and dividing aggregate total by total months in the period.

(b) Excludes CCM operations that were de-consolidated at the close of business, March 9, 1999.

OTHER OPERATIONS
(Dollars in thousands)

     The following table sets forth selected financial data with respect to the Company's other domestic operations as of June 30, 2000 and 1999, and for the six months then ended.

                                                                 2000         1999          Change
                                                             -----------   -----------   -----------
RENTAL OPERATIONS:
REVENUE
     Tire and wheel rentals                                  $     5,270         1,849           185%
     Management fees                                               1,183         1,378           (14)%
     Tire and wheel sales                                            769           301           155%
     Lease income and other                                          570           390            46%
                                                             -----------   -----------   -----------
TOTAL REVENUE                                                      7,792         3,918            99%
                                                             -----------   -----------   -----------
COSTS OF REVENUE
     Tire and wheel rentals                                        1,917           665           188%
     Tire and wheel sales                                            530           223           138%
                                                             -----------   -----------   -----------
NET REVENUE                                                  $     5,345   $     3,030            76%
                                                             ===========   ===========   ===========
OTHER DATA
     Owned rental locations--
         Average locations in operation for the period (a)            27             7           286%
     Managed rental locations--
         Average locations in operation for the period (a)            14            14            --
                                                             ===========   ===========   ===========

                                                             ===========   ===========   ===========
CHECK CASHING OPERATIONS:
REVENUE
     Check cashing royalties and fees (b)                    $     1,733   $     1,667             4%
                                                             -----------   -----------   -----------
TOTAL REVENUE                                                      1,733         1,667             4%
                                                             -----------   -----------   -----------
NET REVENUE                                                  $     1,733   $     1,667             4%
                                                             ===========   ===========   ===========
OTHER DATA
     Franchised and owned check cashing centers--
       Average centers in operation for the period (a)               136           136            --
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

          Not Applicable

Item 3.   DEFAULTS UPON SENIOR SECURITIES

          Not Applicable

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


         On April 26, 2000, the Company's Annual Meeting of Shareholders was held. All of the nominees for director identified in the Company's Proxy Statement, filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, were elected at the meeting to hold office until the next Annual Meeting or until their successors are duly elected and qualified. The shareholders ratified the Company's selection of independent auditors. There was no other business brought before the meeting that required shareholder approval. Votes were cast in the matters described below as follows (there were no broker non-votes or abstentions other than those listed below):

         (a)      Election of directors

                                                       For                      Withheld
                                                       ---                      --------
                  Jack R. Daugherty                  22,924,193                 224,738
                  A. R. Dike                         22,934,884                 214,047
                  Daniel R. Feehan                   22,924,627                 224,304
                  James H. Graves                    22,934,884                 214,047
                  B. D. Hunter                       22,932,584                 216,347
                  Timothy J. McKibben                22,934,284                 214,647
                  Alfred J. Micallef                 22,934,884                 214,047
                  Clifton H. Morris, Jr.             22,926,784                 222,147
                  Carl P. Motheral                   22,926,784                 222,147
                  Samuel W. Rizzo                    22,922,467                 226,464
                  Rosalin Rogers                     22,934,784                 214,147

         (b)      Ratification of Independent Auditors

                  For - 22,992,663
                  Against - 46,215
                  Abstain - 10,053

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

                                         CASH AMERICA INTERNATIONAL, INC.
                                         --------------------------------
                                                   (Registrant)


                                          BY: /s/ Thomas A. Bessant, Jr.
                                         --------------------------------
                                              Thomas A. Bessant, Jr.
                                           Executive Vice President and
                                              Chief Financial Officer


                                               Date: August 11, 2000

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER     DESCRIPTION
-------    -----------
  27    -  Financial Data Schedule