Form 10-Q
period 2000-09-30
CASH AMERICA INTERNATIONAL INC
filed 2000-11-13
CIK 807884

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

For the quarterly period ended September 30, 2000

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

25,418,376 common shares, $.10 par value, were outstanding as of November 6, 2000.


================================================================================

                        CASH AMERICA INTERNATIONAL, INC.

                                  INDEX TO 10-Q

PART I. FINANCIAL STATEMENTS
                                                                          Page
  Item 1. Financial Statements (Unaudited)

    Consolidated Balance Sheets - September 30, 2000
    and 1999 and December 31, 1999 ......................................    1

    Consolidated Statements of Income - Three Months and
    Nine Months Ended September 30, 2000 and 1999 .......................    2

    Consolidated Statements of Stockholders' Equity -
    Three Months and Nine Months Ended September 30, 2000 and 1999  .....    3

    Consolidated Statements of Cash Flows -
    Nine Months Ended September 30, 2000 and 1999 .......................    4

    Notes to Consolidated Financial Statements ..........................    5

  Item 2. Management's Discussion and Analysis of
          Results of Operations and Financial Condition .................   10

PART II. OTHER INFORMATION ..............................................   28

SIGNATURE ...............................................................   29

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)   (UNAUDITED)
--------------------------------------------------------------------------------

                                                        September 30,        December 31,
                                                       2000         1999         1999
                                                    ----------   ----------  ------------

ASSETS

     Current assets:
         Cash and cash equivalents                  $   6,628    $   3,020    $   6,186
         Loans                                        122,549      134,291      125,349
         Merchandise held for disposition, net         61,633       73,352       64,419
         Inventory                                      4,877        1,857        2,801
         Finance and service charges receivable        19,493       21,530       21,052
         Other receivables and prepaid expenses        17,185        8,260        6,279
         Income taxes recoverable                       5,314        7,601        8,824
         Deferred tax assets                            5,839        7,393        5,548
                                                    ---------    ---------    ---------

            Total current assets                      243,518      257,304      240,458
     Property and equipment, net                       60,086       59,381       60,961
     Intangible assets, net                            87,964       91,568       90,901
     Other assets                                       6,733        5,017        9,911
     Investment in and advances
         to unconsolidated subsidiary                      --       14,163       15,392
                                                    ---------    ---------    ---------

            Total assets                            $ 398,301    $ 427,433    $ 417,623
                                                    =========    =========    =========


LIABILITIES AND STOCKHOLDERS' EQUITY

     Current liabilities:
         Accounts payable and accrued expenses      $  20,872    $  16,418    $  20,931
         Customer deposits                              4,434        5,046        4,131
         Income taxes currently payable                   344        3,402        1,587
         Current portion of long-term debt              5,725        4,706        5,390
                                                    ---------    ---------    ---------

            Total current liabilities                  31,375       29,572       32,039

     Deferred tax liabilities                           2,275        1,298        1,668
     Long-term debt                                   185,195      203,317      196,976
                                                    ---------    ---------    ---------


     Stockholders' equity:
         Common stock, $.10 par value per
            share, 80,000,000 shares authorized         3,024        3,024        3,024
         Paid in surplus                              127,835      127,354      127,350
         Retained earnings                             99,385      108,918      105,331
         Accumulated other comprehensive loss          (9,357)      (2,659)      (3,989)
         Notes receivable - stockholders               (5,698)      (5,820)      (5,820)
                                                    ---------    ---------    ---------

                                                      215,189      230,817      225,896
         Less -- shares held in treasury, at cost     (35,733)     (37,571)     (38,956)
                                                    ---------    ---------    ---------

     Total stockholders' equity                       179,456      193,246      186,940
                                                    ---------    ---------    ---------

     Total liabilities and stockholders' equity     $ 398,301    $ 427,433    $ 417,623
                                                    =========    =========    =========

See notes to consolidated financial statements.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)   (UNAUDITED)
--------------------------------------------------------------------------------

                                                         Three Months Ended        Nine Months Ended
                                                            September 30,            September 30,
                                                          2000         1999        2000         1999
                                                       ----------   ----------  ----------   ----------

REVENUE
     Finance and service charges                       $  28,974    $  30,641   $  85,741    $  92,169
     Proceeds from disposition of merchandise             49,697       50,814     162,686      164,857
     Other lending fees and royalties                        440           10         565           49
     Rental operations                                     4,842        3,134      12,634        7,052
     Check cashing royalties and fees                        894          969       2,978        3,424
                                                       ---------    ---------   ---------    ---------

TOTAL REVENUE                                             84,847       85,568     264,604      267,551
                                                       ---------    ---------   ---------    ---------

COSTS OF REVENUE
     Disposed merchandise                                 32,948       34,774     109,010      110,266
     Rental operations                                     1,643          879       4,090        1,767
                                                       ---------    ---------   ---------    ---------

NET REVENUE                                               50,256       49,915     151,504      155,518
                                                       ---------    ---------   ---------    ---------

OPERATING EXPENSES
     Lending operations                                   31,004       30,070      91,922       89,290
     Rental operations                                     2,895        1,503       8,089        2,981
     Check cashing operations                                231          597         965        2,971
     Administration                                        6,307        6,279      19,581       19,938
     Depreciation                                          3,336        3,601      10,187       11,329
     Amortization                                          1,082        1,115       3,262        3,500
                                                       ---------    ---------   ---------    ---------

        Total operating expenses                          44,855       43,165     134,006      130,009
                                                       ---------    ---------   ---------    ---------

INCOME FROM OPERATIONS                                     5,401        6,750      17,498       25,509

     Interest expense, net                                 3,604        3,433      10,094        9,990
     Loss (gain) from insurance claim settlement          (9,729)          --      (9,729)          --
     Equity in loss of unconsolidated subsidiary              --        2,204      15,589        5,137
     Loss (gain) from issuance of subsidiary's stock          --          223        (136)      (4,290)
                                                       ---------    ---------   ---------    ---------

Income before income taxes                                11,526          890       1,680       14,672
     Provision for income taxes                            4,335          468       6,668        7,526
                                                       ---------    ---------   ---------    ---------

NET INCOME (LOSS)                                      $   7,191    $     422   $  (4,988)   $   7,146
                                                       =========    =========   =========    =========

Net income (loss) per share:
  Basic                                                $     .28    $     .02   $    (.19)   $     .28
  Diluted                                                    .28          .02        (.19)         .27
                                                       ---------    ---------   ---------    ---------

Weighted average common shares outstanding:
  Basic                                                   25,712       25,458      25,585       25,356
  Diluted                                                 25,929       26,021      25,585       26,337
                                                       =========    =========   =========    =========

See notes to consolidated financial statements.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Nine Months Ended September 30, 2000 And 1999
(In thousands, except share data)     (UNAUDITED)
--------------------------------------------------------------------------------

                                              COMMON STOCK
                                         ----------------------      PAID IN        RETAINED    COMPREHENSIVE
                                           SHARES       AMOUNT       SURPLUS        EARNINGS    INCOME (LOSS)
                                         ----------     -------     ----------     -----------  -------------

Balance at
    December 31, 1999                    30,235,164     $ 3,024     $  127,350     $  105,331

    Comprehensive loss:
        Net loss                                                                       (4,988)   $   (4,988)
        Other comprehensive
            loss - Foreign
            currency translation
            adjustments                                                                              (5,368)
                                                                                                 ----------
    Comprehensive loss                                                                           $  (10,356)
                                                                                                 ----------

    Dividends declared--
        $.0375 per share                                                                 (958)

    Treasury shares acquired

    Treasury shares reissued                                              (740)

    Tax benefit from exercise
        of option shares                                                 1,225

    Change in notes
        receivable - stockholders

                                         ----------     -------     ----------     ----------
Balance at
    September 30, 2000                   30,235,164     $ 3,024     $  127,835     $   99,385
                                         ==========     =======     ==========     ==========

Balance at
    December 31, 1998                    30,235,164     $ 3,024     $  126,615     $  102,722

    Comprehensive income:
        Net income                                                                      7,146    $    7,146
        Other comprehensive
            loss - Foreign
            currency translation
            adjustments                                                                                (245)
                                                                                                 ----------
    Comprehensive income                                                                         $    6,901
                                                                                                 ----------
    Dividends declared--
        $.0375 per share                                                                 (950)

    Treasury shares acquired

    Treasury shares reissued                                              (212)

    Tax benefit from exercise
        of option shares                                                   951

    Change in notes
        receivable - stockholders

                                         ----------     -------     ----------     ----------
Balance at
    September 30, 1999                   30,235,164     $ 3,024     $  127,354     $  108,918
                                         ==========     =======     ==========     ==========


                                         ACCUMULATED        NOTES
                                            OTHER        RECEIVABLE -          TREASURY STOCK
                                        COMPREHENSIVE       STOCK-       ---------------------------
                                        INCOME (LOSS)      HOLDERS         SHARES          AMOUNT
                                        -------------    -----------     ----------     ------------

Balance at
    December 31, 1999                    $   (3,989)     $   (5,820)     5,055,170      $  (38,956)

    Comprehensive loss:
        Net loss
        Other comprehensive
            loss - Foreign
            currency translation
            adjustments                      (5,368)

    Comprehensive loss

    Dividends declared--
        $.0375 per share

    Treasury shares acquired                                               188,733          (1,370)

    Treasury shares reissued                                              (598,825)          4,593

    Tax benefit from exercise
        of option shares

    Change in notes
        receivable - stockholders                               122

                                         ----------      ----------      ---------      ----------
Balance at
    September 30, 2000                   $   (9,357)     $   (5,698)     4,645,078      $  (35,733)
                                         ==========      ==========      =========      ==========

Balance at
    December 31, 1998                    $   (2,414)     $   (3,263)     5,114,218      $  (39,240)

    Comprehensive income:
        Net income
        Other comprehensive
            loss - Foreign
            currency translation
            adjustments                        (245)

    Comprehensive income

    Dividends declared--
        $.0375 per share

    Treasury shares acquired                                               323,281          (2,491)

    Treasury shares reissued                                              (544,807)          4,160

    Tax benefit from exercise
        of option shares

    Change in notes
        receivable - stockholders                            (2,557)

                                         ----------      ----------      ---------      ----------
Balance at
    September 30, 1999                   $   (2,659)     $   (5,820)     4,892,692      $  (37,571)
                                         ==========      ==========      =========      ==========

See notes to consolidated financial statements.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)                                               (UNAUDITED)
--------------------------------------------------------------------------------

                                                                                 Nine Months Ended
                                                                                   September 30,
                                                                                2000           1999
                                                                             ----------     ----------

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                                            $  (4,988)     $   7,146
Adjustments to reconcile net income (loss) to net
     cash provided by operating activities:
        Depreciation                                                            10,187         11,329
        Amortization                                                             3,262          3,500
        Gain from insurance claim settlement                                    (9,729)            --
        Equity in loss of unconsolidated subsidiary                             15,589          5,137
        Gain from issuance of subsidiary's stock                                  (136)        (4,290)
        Changes in operating assets and liabilities-
           Merchandise held for disposition and inventory                        1,019         (7,850)
           Finance and service charges receivable                                  846         (1,788)
           Other receivables and prepaid expenses                               (1,980)        (1,543)
           Accounts payable and accrued expenses                                (3,047)        (2,162)
           Customer deposits, net                                                  303            883
           Current income taxes                                                  3,650            374
           Deferred taxes, net                                                   1,929          2,945
                                                                             ---------      ---------

                 Net cash provided by operating activities                      16,905         13,681
                                                                             ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES
     Loans forfeited and transferred to merchandise held for disposition        98,724        107,583
     Loans repaid or renewed                                                   211,046        223,661
     Loans made, including loans renewed                                      (312,044)      (335,576)
                                                                             ---------      ---------

                 Net increase in loans                                          (2,274)        (4,332)
                                                                             ---------      ---------

     Acquisitions, net of cash acquired                                         (2,031)        (8,104)
     Effect on cash of de-consolidation of subsidiary                               --         (4,795)
     Advance to unconsolidated subsidiary                                           --           (602)
     Purchases of property and equipment                                       (15,833)       (15,147)
     Proceeds from sale of property and equipment                                   --          5,831
     Proceeds from property insurance claim                                     10,508             --
                                                                             ---------      ---------

                 Net cash used by investing activities                          (9,630)       (27,149)
                                                                             ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES
     Net (payments) borrowings under bank lines of credit                       (5,629)        18,705
     Proceeds from capital lease obligations                                     2,115             --
     Payments on notes payable and capital lease obligations                    (5,141)        (4,587)
     Change in notes receivable - stockholders                                     840             --
     Net proceeds from reissuance of treasury shares                             3,434          1,391
     Treasury shares purchased                                                  (1,370)        (2,491)
     Dividends paid                                                               (958)          (950)
                                                                             ---------      ---------

                 Net cash (used) provided by financing activities               (6,709)        12,068
                                                                             ---------      ---------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                           (124)             3
                                                                             ---------      ---------

CHANGE IN CASH AND CASH EQUIVALENTS                                                442         (1,397)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                 6,186          4,417
                                                                             ---------      ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                   $   6,628      $   3,020
                                                                             =========      =========

SUPPLEMENTAL DISCLOSURES
     NONCASH INVESTING AND FINANCING ACTIVITIES:
        Loans to stockholders for exercise of stock options                  $     419      $   2,557
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

         The financial statements as of September 30, 2000 and 1999, and for the three month and nine month periods then ended are unaudited but, in management's opinion, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for such interim periods. Operating results for the three month and nine month periods are not necessarily indicative of the results that may be expected for the full fiscal year.

         Certain amounts in the consolidated financial statements for the three month and nine month periods ended September 30, 1999, have been reclassified to conform to the presentation format adopted in 2000. These reclassifications have no effect on the net income previously reported.

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

3. NEW ACCOUNTING STANDARD

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") that, as amended, is required to be adopted by the Company for the year ended December 31, 2001. SFAS 133, as amended, establishes new accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivative instruments as either assets or liabilities on the balance sheet and measure them at fair value. The accounting for the gains or losses resulting from changes in the values of the derivatives will depend on the intended use of the derivatives and whether they qualify for hedge accounting treatment. The transition adjustments resulting from adopting SFAS 133 will be reported in net income or in accumulated other comprehensive income (loss) in stockholders' equity, as appropriate, as the effect of a change in accounting principle and presented in a manner similar to the cumulative effect of a change in accounting principle. The Company currently believes its only derivative instruments are interest rate caps. The Company is currently in the process of estimating the effect, if any, that the adoption of SFAS 133 will have on its financial position and results of operations.

4. GAIN FROM INSURANCE CLAIM SETTLEMENT

On March 28, 2000, a tornado severely damaged the Company's corporate headquarters in Fort Worth, Texas. Headquarters operations have been relocated to temporary facilities and the Company's operating locations were not affected. The Company owns the building and restoration is scheduled to begin in the fourth quarter of 2000. The Company's insurance coverage provides proceeds for the replacement costs related to the loss of the building; replacement of furniture, improvements, and equipment; recovery of losses resulting from business interruption; and recovery of other general expenses. The Company recognized a gain of $9.7 million from the settlement of the insurance claim. Income tax expense of $3.4 million related to the gain is included in the provision for income taxes. At September 30, 2000, $11.0 million of insurance claim proceeds receivable is included in other receivables and prepaid expenses in the accompanying consolidated balance sheet.

5. LONG-TERM DEBT

The Company's long-term debt instruments and balances outstanding as of September 30 are as follows (in thousands):

                                                                             2000         1999
                                                                           --------     --------

U.S. Line of Credit up to $150 million
  due June 30, 2003                                                        $100,900     $111,700
U.K. Line of Credit up to(pound)15 million
  due April 30, 2002                                                          9,771       11,859
Swedish Lines of Credit up to SEK 215 million                                10,782       15,060
8.33% senior unsecured notes due 2003                                        12,857       17,143
8.14% senior unsecured notes due 2007                                        20,000       20,000
7.10% senior unsecured notes due 2008                                        30,000       30,000
Capital lease obligations payable                                             6,110        1,761
6.25% subordinated unsecured notes due 2004                                     500          500
                                                                           --------     --------
                                                                            190,920      208,023
Less current portion                                                          5,725        4,706
                                                                           --------     --------
        Total long-term debt                                               $185,195     $203,317
                                                                           ========     ========

6. WEIGHTED AVERAGE SHARES

The reconciliation of basic and diluted weighted average common shares outstanding for the three month and nine month periods ended September 30, follows (in thousands):

                                                                   Three Months Ended     Nine Months Ended
                                                                      September 30,         September 30,
                                                                   ------------------     -----------------
                                                                    2000        1999       2000       1999
                                                                   ------      ------     ------     ------

Weighted average shares - Basic                                    25,712      25,458     25,585     25,356
Effect of shares applicable to stock option plans                     168         522         --        942
Effect of shares applicable to nonqualified savings plan               49          41         --         39
                                                                   ------      ------     ------     ------
Weighted average shares - Diluted                                  25,929      26,021     25,585     26,337
                                                                   ======      ======     ======     ======

         Diluted weighted average shares for the nine month period ended September 30, 2000, excludes approximately 463,000 shares applicable to stock option plans and 47,000 shares applicable to the nonqualified savings plan. These shares are excluded due to their antidilutive effects as a result of the Company's net loss during the nine month period ended September 30, 2000.

7. UNCONSOLIDATED SUBSIDIARY

Summarized unaudited results of operations for innoVentry for the three month and nine month periods ended September 30, follows (in thousands):

                                              Three Months Ended           Nine Months Ended
                                                 September 30,               September 30,
                                            ----------------------      ----------------------
                                              2000          1999          2000          1999
                                            --------      --------      --------      --------

Total net revenue                           $  4,935      $  2,792      $ 12,639      $  6,035
Expenses including net interest expense      (35,260)      (10,626)      (88,776)      (24,362)
Income tax benefit                                --            --            --         2,560
                                            --------      --------      --------      --------
         Net loss                           $(30,325)     $ (7,834)     $(76,137)     $(15,767)
                                            ========      ========      ========      ========

         The Company recorded $2.5 million of net loss from innoVentry's operations in 1999 prior to de-consolidation on March 9, 1999. Thereafter, the Company recorded its proportionate share of innoVentry's net loss by the equity method. As of June 30, 2000, the Company's proportionate share of the losses of innoVentry exceeded the carrying amount of its investment in and advances to innoVentry. The Company has no obligation to provide financial support to innoVentry. Accordingly, it has suspended the recording of its equity in the losses of innoVentry. The Company owns a 37.8% voting interest in innoVentry as of September 30, 2000.

8. OPERATING SEGMENT INFORMATION

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

Information concerning the segments is set forth below (in thousands):

                                            Lending
                               ----------------------------------
                                United                                               Check
                                States      Foreign       Total        Rental       Cashing     Consolidated
                               --------     --------     --------     --------      --------    ------------
Three Months Ended
September 30, 2000:

    Total revenue              $ 71,908     $  7,379     $ 79,287     $  4,842      $    718      $ 84,847

    Income (loss)
      from operations             3,963        2,043        6,006         (750)          145         5,401

    Total assets at end of
         period                 282,558       77,216      359,774       26,486        12,041       398,301
                               --------     --------     --------     --------      --------      --------
Three Months Ended
September 30, 1999:

    Total revenue                73,623        8,038       81,661        3,134           773        85,568

    Income (loss)
      from operations             3,958        3,152        7,110         (149)         (211)        6,750

    Total assets at end of
         period                 298,369       88,822      387,191       16,500        23,742 (A)   427,433
                               ========     ========     ========     ========      ========      ========
Nine Months Ended
September 30, 2000:

    Total revenue               225,511       24,008      249,519       12,634         2,451       264,604

    Income (loss)
      from operations            13,221        6,321       19,542       (2,381)          337        17,498
                               --------     --------     --------     --------      --------      --------
Nine Months Ended
September 30, 1999:

    Total revenue               234,535       23,108      257,643        7,052         2,856 (B)   267,551

    Income (loss)
      from operations            18,969        9,056       28,025           66        (2,582)(B)    25,509
                               ========     ========     ========     ========      ========      ========

(A) Includes investment in and advances to innoVentry of $14,163.

(B) Includes innoVentry operations through March 9, 1999.

9. LITIGATION

The Company is a defendant in certain lawsuits encountered in the ordinary course of its business. In the opinion of management, the resolution of these matters will not have a material adverse effect on the Company's financial position, results of operations or liquidity.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

SUMMARY CONSOLIDATED FINANCIAL DATA

THIRD QUARTER ENDED SEPTEMBER 30, 2000 vs.
THIRD QUARTER ENDED SEPTEMBER 30, 1999
--------------------------------------------------------------------------------
(Dollars in thousands)

     The following table sets forth selected consolidated financial data with respect to the Company and its lending operations as of September 30, 2000 and 1999, and for the three months then ended.

                                                                                                   2000         1999      Change
                                                                                                 -------      -------     ------
REVENUE
   Finance and service charges                                                                   $28,974      $30,641       (5)%
   Proceeds from disposition of merchandise                                                       49,697       50,814       (2)%
   Other lending fees and royalties                                                                  440           10      4300%
   Rental operations                                                                               4,842        3,134        54%
   Check cashing royalties and fees                                                                  894          969       (8)%
                                                                                                 -------      -------      ----
TOTAL REVENUE                                                                                     84,847       85,568       (1)%
                                                                                                 -------      -------      ----
COSTS OF REVENUE
   Disposed merchandise                                                                           32,948       34,774       (5)%
   Rental operations                                                                               1,643          879        87%
                                                                                                 -------      -------      ----
NET REVENUE                                                                                      $50,256      $49,915         1%
                                                                                                 =======      =======      ====
OTHER DATA
   CONSOLIDATED OPERATIONS:
      Net revenue contribution by source--
         Finance and service charges                                                                58.5%        61.4%      (5)%
         Margin on disposition of merchandise                                                       33.3%        32.1%        4%
         Rental operations                                                                           6.4%         4.5%       42%
         Check cashing operations                                                                    1.8%         2.0%     (10)%
      Expenses as a percentage of net revenue--
         Operations and administration                                                              80.5%        77.0%        5%
         Depreciation and amortization                                                               8.8%         9.4%      (6)%
         Interest, net                                                                               7.2%         6.9%        4%
      Income from operations before depreciation
         and amortization as a percentage of total revenue                                          11.6%        13.4%     (14)%
      Income from operations as a percentage of total revenue                                        6.4%         7.9%     (19)%
                                                                                                 -------      -------      ----
   LENDING OPERATIONS:
      Annualized yield on pawn loans                                                                  93%          91%        2%
      Average pawn loan balance per average location in operation                                $   269      $   286       (6)%
      Average pawn loan amount at end of period (not in thousands)                               $    98      $   102       (4)%
      Margin on disposition of merchandise as a percentage of proceeds from
         disposition of merchandise                                                                 33.7%        31.6%        7%
      Average annualized merchandise turnover                                                        2.2x         2.0x       10%
      Average merchandise held for disposition per average location                              $   126      $   148      (15)%

      Lending locations in operation--
         Beginning of period                                                                         463          466
            Acquired                                                                                   -            2
            Start-ups                                                                                  -            1
            Combined or closed                                                                         -            -
         End of period                                                                               463          469       (1)%
         Additional franchise locations at end of period                                              16            6       167%
         Total locations at end of period                                                            479          475         1%
         Average number of owned locations(a)                                                        463          468       (1)%
                                                                                                 -------      -------      ----

(a) Averages based on accumulation of month-end balances and dividing aggregate total by total months in the period.

NINE MONTHS ENDED SEPTEMBER 30, 2000 vs.
NINE MONTHS ENDED SEPTEMBER 30, 1999
================================================================================
(Dollars in thousands)

     The following table sets forth selected consolidated financial data with respect to the Company and its lending operations as of September 30, 2000 and 1999, and for the nine months then ended.

                                                                       2000         1999             Change
                                                                    ---------     ---------          ------
REVENUE
   Finance and service charges                                      $  85,741     $  92,169            (7)%
   Proceeds from disposition of merchandise                           162,686       164,857            (1)%
   Other lending fees and royalties                                       565            49          1053%
   Rental operations                                                   12,634         7,052            79%
   Check cashing royalties and fees                                     2,978         3,424           (13)%
                                                                    ---------     ---------          ----
TOTAL REVENUE                                                         264,604       267,551            (1)%
                                                                    ---------     ---------          ----
COSTS OF REVENUE
   Disposed merchandise                                               109,010       110,266            (1)%
   Rental operations                                                    4,090         1,767           131%
                                                                    ---------     ---------          ----
NET REVENUE                                                         $ 151,504     $ 155,518            (3)%
                                                                    =========     =========          ====
OTHER DATA
 CONSOLIDATED OPERATIONS:
   Net revenue contribution by source--
      Finance and service charges                                        57.0%         59.3%           (4)%
      Margin on disposition of merchandise                               35.4%         35.1%            1%
      Rental operations                                                   5.6%          3.4%           65%
      Check cashing operations                                            2.0%          2.2%           (9)%
   Expenses as a percentage of net revenue--
      Operations and administration                                      79.6%         74.1%            7%
      Depreciation and amortization                                       8.9%          9.5%           (7)%
      Interest, net                                                       6.7%          6.4%            5%
   Income from operations before depreciation
    and amortization as a percentage of total revenue                    11.7%         15.1%          (23)%
   Income from operations as a percentage of total revenue                6.6%          9.5%          (31)%
                                                                    ---------     ---------          ----
LENDING OPERATIONS:
   Annualized yield on pawn loans                                          94%           96%           (2)%
   Average pawn loan balance per average location in operation      $     262     $     277            (5)%
   Margin on disposition of merchandise as a percentage
    of proceeds from disposition of merchandise                          33.0%         33.1%           --
   Average annualized merchandise turnover                                2.5x          2.2x           14%
   Average merchandise held for disposition
    per average location                                            $     127     $     142           (11)%

   Lending locations in operation--
    Beginning of period                                                   466           464
     Acquired                                                              --             5
     Start-ups                                                              1             3
     Combined, closed or sold                                              (4)           (3)
    End of period                                                         463           469            (1)%
    Additional franchise locations at end of period                        16             6           167%
    Total locations at end of period                                      479           475             1%
   Average number of owned locations in operation(a)                      464           465            --
                                                                    ---------     ---------          ----

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

           The Company expanded its lending operations during the twenty-one month period ended September 30, 2000, by adding a net 10 locations. It acquired 5 operating units, established 5 locations, and combined or closed 8 locations. In addition, 11 franchise units were opened, including 3 company-owned locations that were sold to a franchisee. As of September 30, 2000, the Company's lending operations consisted of 479 lending units--410 owned units and 16 franchised units in 18 states in the United States, 42 jewelry-only units in the United Kingdom, and 11 loan-only and primarily jewelry-only units in Sweden.

         During the twenty-one month period ended September 30, 2000, Rent-A-Tire acquired 18 tire and wheel rental stores that it previously managed, established 12 stores and closed one store. As of September 30, 2000, Rent-A-Tire owned and operated 33 stores and also managed 10 additional stores for a third party that were added during 1999.

         During the first quarter of 1999, the Company restructured its check cashing operations in a series of transactions designed to isolate and accelerate the development and deployment of its automated check cashing machine ("CCM"). In January 1999, the Company transferred its manned check cashing operations into a new wholly owned consolidated subsidiary ("Mr. Payroll"). As of September 30, 2000, Mr. Payroll operated 130 franchised and 7 company owned manned check cashing centers in 20 states. On March 9, 1999, Wells Fargo Cash Centers, Inc. ("Cash Centers"), a wholly owned subsidiary of Wells Fargo Bank, N.A., contributed approximately $27.0 million of cash and assets to the Company's CCM subsidiary (now known as "innoVentry") and received newly issued shares of innoVentry's senior convertible Series A preferred stock representing 45% of innoVentry's voting interest. Additionally, certain members of the newly constituted management of innoVentry subscribed for newly issued shares of common stock of innoVentry, representing 10% of its voting interest. The Company also assigned 10% of its senior convertible Series A preferred stock to the former owners of innoVentry's predecessor in consideration for the termination of an option issued in conjunction with the Company's original acquisition of innoVentry's predecessor. Upon completion of the transactions, the Company's residual ownership interest in innoVentry was 40.5%. As a result, the Company no longer controlled innoVentry, it was de-consolidated and the Company began accounting for its investment and its share of the results of innoVentry's operations after March 9, 1999, by the equity method of accounting whereby the Company records its proportionate share of innoVentry's earnings or losses in its consolidated financial statements. In October 1999, the Company, Cash Centers, and a third party each purchased $10.0 million of innoVentry's newly issued senior convertible Series B voting preferred stock. The Company's voting interest as of September 30, 2000, is 37.8%.

RESULTS OF OPERATIONS

THIRD QUARTER ENDED SEPTEMBER 30, 2000, COMPARED TO THE
THIRD QUARTER ENDED SEPTEMBER 30, 1999

         Net Revenue: Consolidated. Consolidated net revenue increased 1%, or $.4 million, to $50.3 million during the third quarter ended September 30, 2000 (the "current quarter"), from $49.9 million during the third quarter ended September 30, 1999 (the "prior year quarter"). Net revenue from lending activities decreased $.6 million. Rental operations net revenue increased $1.0 million and check cashing operations net revenue remained constant.

         Net Revenue: Lending Activities. Net revenue from lending operations decreased $.6 million to $46.3 million during the current quarter from $46.9 million during the prior year quarter. Domestic lending net revenue from same units (those in operation for more than one year) increased $1.0 million. However, foreign lending net revenue from same units declined $1.3 million, including $.6 million resulting from the translation of the foreign currencies into United States Dollars (USD). A decrease of $.7 million resulted from a net reduction of 6 lending units since September 30, 1999. Other lending fees and franchise royalties increased a total of $.4 million.

         The principal components of net revenue from lending operations are finance and service charges, which declined $1.7 million, net revenue from the disposition of merchandise, which increased $.7 million, and other domestic lending and franchising activities and foreign check cashing operations, which increased a combined $.4 million.

         Fluctuations in finance and service charges are caused by changes in both the average balance outstanding of pawn loans and the annualized yield of the pawn loan portfolio. A lower average balance outstanding of pawn loans tends to result in lower amounts of finance and service charges and net revenue. In the current quarter, finance and service charges decreased 5%, or $1.7 million, compared to the prior year quarter. The $1.7 million decline was the net result of a $2.0 million decrease from a 7% reduction in the average pawn loan balance that was slightly offset by a $.3 million increase attributed to a 2% increase in the consolidated annualized loan yield. Of the $2.0 million decrease attributable to a lower average pawn loan balance, $1.4 million occurred in the United States as a result of a 5% decrease in the average number of pawn loans outstanding. Management believes that the sustained strength in the United States economy may have manifested itself in a weakened demand for pawn loans that began during the prior year quarter. Management also believes that this trend in lower loan demand may reverse during the fourth quarter resulting in more favorable comparisons to prior period amounts. However, net revenue will not return to historical levels until loan demand or customer count increases. The remaining $.6 million decrease in finance and service charges occurred primarily due to the negative foreign currency translation adjustments resulting from the continued strengthening of the USD against both the U. K. pound sterling and the Swedish kronor.

         The consolidated annualized loan yield, which represents the blended result derived from the distinctive loan yields realized in the three countries in which the Company operates, was 93% in the current quarter compared to 91% in the prior year quarter. The increase in the consolidated yield was primarily the result of an increase in the domestic annualized loan yield to 119% for the current quarter compared to 115% for the prior year quarter. The domestic loan yield increased due to a greater concentration of loans in higher-yielding markets and rate stratifications. A slightly higher concentration of extended or renewed loans in the portfolio and higher redemption rates have also contributed to the higher loan yield. The blended yield on the average amount of foreign pawn loans outstanding was 47% for the current quarter compared to 52% in the prior year quarter. The decrease in the blended foreign yield resulted primarily from a decline in the United Kingdom to 48% from 56%. Although the average pawn loan balance denominated in the U. K. pound sterling for the current quarter was flat compared to the prior year quarter, the average balance has decreased during fiscal year 2000. Because pawn loan terms in the United Kingdom are generally 6 months, changes in trends occur more slowly than in the United States. The higher amounts previously loaned contributed to lower redemption rates and lower returns on the disposition of unredeemed collateral that contributed to the decline in loan yield observed in the current quarter. Management believes that this lower year-over-year loan yield trend in the United Kingdom will continue for the next two quarters.

         Net revenue from the disposition of merchandise represents the proceeds received from the disposition of merchandise in excess of the cost of merchandise disposed. Proceeds from the disposition of merchandise in the current quarter were $1.1 million, or 2%, lower than the prior year quarter primarily due to a $1.6 million decline from domestic activities, including a $1.4 million decline from same units, that was partially offset by a $.5 million increase from the foreign lending units, including a $.3 million increase from same units. The margin on disposition of merchandise increased to 33.7% in the current quarter from 31.6% during the prior year quarter primarily due to a lower average cost of merchandise disposed. Excluding the effect of the disposition of scrap jewelry, the margin on disposition of merchandise was 36.0% for the current quarter compared to 33.2% for the prior year quarter. The margin on disposition of scrap jewelry was 3% in both the current year quarter and the prior year quarter. The improved overall margin resulted in a $.7 million, or 4%, increase in net revenue from the disposition of merchandise. Management continues to emphasize disposition of merchandise and maintaining an effective ratio of pawn loan balances to merchandise. As a result, the merchandise turnover rate increased to 2.2 times in the current quarter compared to 2.0 times in the prior year quarter and the balance of merchandise available for disposition at September 30, 2000, was 16% less than at September 30, 1999.

         Other domestic lending fees and franchising royalties increased a combined amount of $.4 million in the current quarter as compared to the prior year quarter. The majority of the increase resulted from the initiation of a small consumer cash advance product that was introduced into 152 of the domestic lending units by the end of the current quarter, including 9 units through which the product is offered by a third party financial institution (the "Bank"). The Company provides customers with cash in exchange for a promissory note or other repayment agreement supported by that customer's check in the amount of the cash advanced plus a service fee. The Company holds the check for a short period, typically less than 17 days. To repay the advance, customers can redeem their checks by paying cash or they can allow the checks to be deposited. (Although these cash advance transactions can take the form of loans or deferred check deposit transactions, the transactions are referred to throughout this report as "payday loans" for convenience.)

         During the current quarter, $2.7 million of payday loans were written, including $7 thousand written by the Bank, for an average of $179 per loan. As of September 30, 2000, $843 thousand of gross payday loans were outstanding, including $5 thousand in loans by the Bank that are not included in the Company's consolidated balance sheet. A loan loss reserve of $213 thousand, representing 25.4%, has been provided for the Company's portion of gross payday loans outstanding. The Company expects that payday loans will be offered in approximately 330 of its locations by the end of the current year.

         Net Revenue: Other Activities. Net revenue of Rent-A-Tire increased to $3.2 million in the current quarter from $2.3 million in the prior year quarter. Tire and wheel rentals and sales net revenue increased $1.5 million as a result of an average of 19 more stores in operation in the current quarter compared to the prior year quarter. The level of activity in managed stores and the change in the number of new managed stores drive management fees and related revenue. Management fees and other related revenue for the current quarter declined $.6 million compared to the prior year quarter primarily as a result of decreases in the average number of managed stores and the number of tires and wheels on rental agreements in the managed stores.

         Manned check cashing operations had a nominal decrease in net revenue for the current quarter compared to the prior year quarter as the average number of franchised and owned check cashing centers in operation was reduced to 137 in the current quarter from 144 in the prior year quarter.

         Operations and Administration Expenses. Consolidated operations and administration expenses as a percentage of net revenue were 80.5% for the current quarter compared to 77.0% for the prior year quarter. Total operations and administration expenses increased a net amount of $2.0 million, or 5%, in the current quarter as compared to the prior year quarter. Domestic lending operations expenses increased $1.2 million primarily as a result of rollout costs and continuing expenses associated with the introduction of payday loans into 152 lending units. A summer marketing promotion also contributed to the domestic increase. Foreign lending operations expenses declined $.2 million, primarily as a result of a $.3 million decrease from the translation of the foreign currencies into USD. Rent-A-Tire accounted for $1.4 million of the increase due to the average of 19 more stores during the current quarter. Check cashing operations expenses decreased $.4 million for the current quarter compared to the prior year quarter. The prior year quarter included $.2 million of losses from fraudulently cashed income tax checks as compared to a nominal amount in the current year quarter. The remaining $.2 million decrease resulted from a reduction in other administrative expenses.

         Depreciation and Amortization. Depreciation and amortization expenses as a percentage of net revenue decreased to 8.8% in the current quarter from 9.4% in the prior year quarter. The amount of depreciation and amortization expenses decreased 6.3% primarily as a result of tornado destruction to the Company's corporate headquarters and a moderation in the unit expansion of its lending operations.

         Interest Expense. Net interest expense as a percentage of net revenue increased to 7.2% in the current quarter from 6.9% in the prior year quarter. Average debt outstanding decreased 5.9% to $196.2 million during the current quarter from $208.6 million during the prior year quarter. However, the effective blended borrowing cost was 7.3% in the current quarter and 6.5% in the prior year quarter. As a result, interest expense increased $.2 million for the current quarter compared to the prior year quarter.

         Other Items. During the current quarter, the Company recorded a $9.7 million gain from the settlement of the insurance claim resulting from the severe damage to its corporate headquarters in Fort Worth, Texas by a tornado in March 2000. Income tax expense of $3.4 million related to the gain is included in the provision for income taxes.

         As of June 30, 2000, the Company's proportionate share of innoVentry's losses exceeded the carrying amount of its investment in and advances to innoVentry. Since the Company has no obligation to provide financial support to innoVentry, it suspended the recording of its equity in innoVentry's losses and gains or losses on the issuance of innoVentry's common stock as of June 30, 2000, and has recorded no equity in losses of innoVentry or gains or losses from the issuance of innoVentry's common stock during the current quarter. The Company's share of innoVentry's net losses following de-consolidation in March 1999, was $2.2 million in the prior year quarter. The Company recorded a pre-tax loss of $.2 million from the issuance of innoVentry's common stock in the prior year quarter. The Company expects innoVentry's losses to continue as its operations continue to expand.

         Income Taxes. The Company recognized deferred tax benefits in the prior year quarter from the equity losses arising from its investment in innoVentry and the loss on issuance of innoVentry preferred stock. Excluding those effects in the prior year quarter and their related tax effects, the Company's consolidated effective income tax rate for the current quarter is 37.6% compared to 39.8% in the prior year quarter. The effective tax rate decreased as a result of a lower ratio of domestic non-deductible intangible asset amortization and other miscellaneous items to pre-tax income in the current quarter as compared to the prior year quarter. The effective tax rate of the foreign lending operations was 31.5% in the current quarter and 30.8% in the prior year quarter.

NINE MONTHS ENDED SEPTEMBER 30, 2000, COMPARED TO THE
NINE MONTHS ENDED SEPTEMBER 30, 1999

         Net Revenue: Consolidated. Consolidated net revenue decreased 3%, or $4.0 million, to $151.5 million during the nine months ended September 30, 2000 (the "current period"), from $155.5 million during the nine months ended September 30, 1999 (the "prior year period"). Net revenue from lending activities declined $6.9 million. Rental operations net revenue increased $3.2 million and check cashing operations net revenue decreased $.3 million.

         Net Revenue: Lending Activities. Net revenue from lending operations decreased $6.9 million to $140.5 million during the current period from $147.4 million during the prior year period. Same units accounted for $6.1 million of the decrease, including approximately $1.1 million resulting from the translation of the foreign currencies into USD. Finance and service charges declined $6.5 million, net revenue from the disposition of merchandise declined $.9 million, and other domestic lending revenue, franchise royalties and foreign check cashing fees increased a total of $.5 million.

         Finance and service charges decreased $6.5 million, or 7%, in the current period compared to the prior year period. Of the $6.5 million, $6.1 million was the result of a 6% decrease in the average pawn loan balance that was caused by a 5% decrease in the average number of pawn loans outstanding combined with a 1% decrease in the average amount per average pawn loan outstanding. The decrease is primarily attributable to declines in loan demand in the United States and Sweden. The remaining $.4 million decline was caused by a 2% decrease in the consolidated annualized loan yield.

         The consolidated annualized loan yield was 94% in the current period compared to 96% in the prior year period. The decrease in the yield was primarily the result of a lower blended yield on foreign loans as the domestic yield was slightly higher at 124% for the current period compared to 122% for the prior year period. The blended yield on the average amount of foreign pawn loans outstanding was 48% for the current period compared to 53% in the prior year period. The decrease in the blended foreign loan yield resulted primarily from a decline in loan yield in the United Kingdom to 49% from 57%. The average United Kingdom pawn loan balance denominated in the U. K. pound sterling for the current period was 10% higher than the prior year period. However, lower redemption rates and lower returns on the disposition of unredeemed collateral contributed to the decline in loan yield.

         Proceeds from the disposition of merchandise in the current period were $2.2 million, or 1%, lower than the prior year period primarily due to a $4.9 million decline from domestic activities, including a $4.2 million decline from same units, that was partially offset by a $2.7 million increase from the foreign lending units, including a $1.2 million increase from same units in the United Kingdom. The margin on disposition of merchandise declined slightly to 33.0% in the current period from 33.1% during the prior year period. Excluding the effect of the disposition of scrap jewelry, the margin on disposition of merchandise was 35.2% for the current period compared to 34.9% for the prior year period. The margin on disposition of scrap jewelry was 1.8% in the current period and 2.1% in the prior year period. The combination of lower proceeds and a lower margin resulted in a $.9 million, or 2%, decline in net revenue from the disposition of merchandise. The merchandise turnover rate increased to 2.5 times in the current period compared to 2.2 times in the prior year period. During the last five quarters, management has concentrated on discounting prices, lowering the average cost of merchandise held for disposition, and reducing merchandise to more desirable levels. As a result, management believes that the margin on the disposition of merchandise should continue to improve throughout the remainder of the year.

         Other domestic lending fees and franchising royalties increased a combined amount of $.5 million in the current period as compared to the prior year period. The introduction of payday loans into 152 of the domestic lending units during the current period accounted for $.4 million of the increase.

         Net Revenue: Other Activities. Net revenue of Rent-A-Tire increased to $8.5 million in the current period from $5.3 million in the prior year period. Tire and wheel rentals and sales net revenue increased $3.9 million as a result of an average of 20 more stores in operation in the current period compared to the prior year period. Management fee revenue and other related revenue decreased $.7 million due to a reduction of an average of one managed store in the current period compared to the prior year period.

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

         Operations and Administration Expenses. Due in part to the 3% decrease in consolidated net revenue, consolidated operations and administration expenses as a percentage of net revenue were 79.6% in the current period compared to 74.1% for the prior year period. Total operations and administration expenses increased a net amount of $5.4 million, or 5%, in the current period as compared to the prior year period. Domestic lending operations expenses increased $2.8 million primarily as a result of rollout costs and continuing expenses associated with the introduction of payday loans into 152 lending units as well as higher personnel benefits, occupancy, and marketing expenses. Foreign lending operations contributed $.7 million of the increase and Rent-A-Tire accounted for $5.1 million of the increase due to an average of 20 more stores during the current period. Check cashing operations expenses decreased $3.2 million as a result of the de-consolidation of innoVentry in March 1999 and losses from fraudulently cashed income tax checks included in the prior year period that did not recur in the current period.

         Depreciation and Amortization. Depreciation and amortization expenses as a percentage of net revenue decreased to 8.9% in the current period from 9.5% in the prior year period. The amount of depreciation and amortization expenses decreased 9.3% primarily as a result of a moderation in the Company's unit expansion of its lending operations.

         Interest Expense. Net interest expense as a percentage of net revenue increased to 6.7% in the current period from 6.4% in the prior year period. Average debt outstanding decreased 4.6% to $190.8 million during the current period from $200.1 million during the prior year period. The effective blended borrowing cost was 7.1% in the current period and 6.7% in the prior year period. As a result, interest expense was $.1 million higher in the current period.

         Other Items. A $9.7 million gain (before income tax expense of $3.4 million) on the settlement of the insurance claim related to the damage to the corporate headquarters by a tornado in March 2000, was recorded in the current period. Equity in loss of unconsolidated subsidiary was $15.6 million in the current period compared to $5.1 million in the prior year period. The Company recorded a pre-tax gain of $.1 million from the issuance of innoVentry's common stock in the current period compared to a pre-tax gain of $4.3 million from the issuance of innoVentry's senior convertible Series A preferred stock and common stock in the prior year period.

         Income Taxes. The Company's consolidated effective tax rate is impacted in the current period by the effect of the valuation allowance provided against the deferred tax assets arising from the Company's equity in the losses of innoVentry and in the prior year period by the effects of income taxes provided upon the de-consolidation of innoVentry on March 9, 1999. The Company recognized no net deferred tax benefits in the current period from the equity losses arising from its investment in innoVentry. Excluding the effects of the equity in innoVentry's losses after de-consolidation and the gain from issuance of innoVentry's stock and their related tax effects, the Company's consolidated effective income tax rate is 38.9% for both periods. The effective tax rate of the foreign lending operations was 31.7% in the current period and 31.2% in the prior year period.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash provided by operating activities was $16.9 million during the current period. The Company invested $15.9 million in purchases of property and equipment during the current period including $10.5 million for property improvements, remodeling selected operating units, and additions to computer systems of the lending operations and $.8 million for the replacement of property destroyed by the tornado discussed below. Rent-A-Tire invested $4.3 million for the purchase of equipment and the continued development of a point-of-sale software system, and the check cashing operations invested $.3 million in various fixtures. Rent-A-Tire also invested $2.0 million for the acquisition of 5 tire rental stores. The Company paid $5.6 million to reduce its net borrowings under its bank lines of credit, repaid $5.1 million of notes payable and debt obligations in connection with capital leases, increased pawn loan balances by $2.3 million, purchased $1.3 million of treasury shares in connection with the open market share purchase program and the Company's Nonqualified Savings Plan, and paid $1.0 million in dividends. The effect of foreign exchange rate changes decreased cash balances $.1 million. These activities were funded from the cash flow generated by operating activities, $3.4 million from the issuance of common shares pursuant to the Company's stock option plans, $2.1 million from the issuance of capital lease obligations, and $.8 million of collections of stockholder notes. The Company also received a $10.5 million advance payment on the property insurance claim resulting from the tornado damage.

         On March 28, 2000, a tornado severely damaged the Company's corporate headquarters in Fort Worth, Texas. Headquarters operations have been relocated to temporary facilities and the Company's operating locations were not affected. The Company owns the building and restoration began in the fourth quarter of 2000. The Company's insurance coverage provides proceeds for replacement value for the loss of the building; replacement of furniture, improvements, and equipment; recovery of losses resulting from business interruption; and recovery of other general expenses. During the current quarter, a net gain of $6.3 million after tax expense of $3.4 million has been recorded to recognize settlement of the insurance claim. Restoration of the existing structure will be financed from proceeds received from the insurance claim.

         As of September 30, 2000, the Company's voting interest in innoVentry is 37.8%. In the event innoVentry requires additional capital in the future, the Company has the opportunity to make additional investments. The Company currently does not plan to participate in future capital fundings of innoVentry. Therefore, any such capital fundings would dilute the Company's ownership interest in innoVentry, and such dilution could be significant. Management believes that innoVentry intends to continue to develop and market the CCM, now known as the RPM(TM) Cash Management Machine, as a financial services machine. The Company anticipates that innoVentry will incur future losses and require additional capital until sufficient revenues are generated from its sales and operations.

         The Company may add up to 2 new lending units during the remainder of 2000. Rent-A-Tire plans to add 1 additional rental store during the remainder of 2000 through the acquisition of an existing store.

         Through September 30, 2000, the Company purchased 183,100 shares of its common stock in the open market for an aggregate amount of $1.3 million. The Company purchased an additional 232,000 shares for an aggregate amount of $1.5 million through October 24, 2000. On October 25, 2000, the Company's Board of Directors terminated the open market purchase authorization established in 1999 and established a new authorization for the purchase up to one million shares of its common stock in the open market. Purchases may be made from time to time in the open market and it is expected that funding of the program will come from operating cash flow and existing credit facilities.

         Management believes that borrowings available under its revolving credit facilities, cash generated from operations and current working capital of $212.1 million should be sufficient to meet the Company's anticipated future capital requirements.

IMPACT OF FOREIGN CURRENCY EXCHANGE RATES

         The Company is subject to the risk of unexpected changes in foreign currency rates by virtue of its operations in the United Kingdom and Sweden. The Company's foreign assets, liabilities, and earnings are converted into U.S. dollars for consolidation into the Company's financial statements. At September 30, 2000, the Company had recorded a cumulative other comprehensive loss of $9.4 million as a result of fluctuations in foreign currency exchange rates. Future earnings and comparisons with prior periods reported by the Company may fluctuate depending on applicable currency exchange rates in effect during the periods.

DOMESTIC LENDING OPERATIONS
================================================================================
(Dollars in thousands)

     The following table sets forth selected financial data for the Company's domestic lending operations as of September 30, 2000 and 1999, and for the three months then ended.

                                                                   2000        1999      Change
                                                                 --------    --------    ------
REVENUE
     Finance and service charges                                 $ 23,583    $ 24,107        (2)%
     Proceeds from disposition of merchandise                      47,885      49,506        (3)%
     Other lending fees and royalties                                 440          10      4300%
                                                                 --------    --------    ------
TOTAL REVENUE                                                      71,908      73,623        (2)%
                                                                 --------    --------    ------
COSTS OF REVENUE
     Disposed merchandise                                          31,348      33,760        (7)%
                                                                 --------    --------    ------
NET REVENUE                                                      $ 40,560    $ 39,863         2%
                                                                 ========    ========    ======
OTHER DATA
     Net revenue contribution by source--
       Finance and service charges                                   59.2%       60.5%       (2)%
       Margin on disposition of merchandise                          40.8%       39.5%        3%

     Expenses as a percentage of net revenue--
       Operations and administration                                 82.0%       80.4%        2%
       Depreciation and amortization                                  8.2%        9.6%      (15)%
       Interest, net                                                  4.4%        5.9%      (25)%

     Income from operations before depreciation
      and amortization as a percentage of total revenue              10.1%       10.6%       (4)%
     Income from operations as a percentage of total revenue          5.5%        5.4%        3%

     Annualized yield on pawn loans                                   119%        115%        3%
     Average pawn loan balance per average location in
      operation                                                  $    192    $    201        (4)%
     Average pawn loan amount at end of period (not
      in thousands)                                              $     80    $     79         1%
     Margin on disposition of merchandise as a percentage
      of proceeds from disposition of merchandise                    34.5%       31.8%        9%
     Average annualized merchandise turnover                          2.3x        2.0x       15%
     Average merchandise held for disposition
      per average location                                       $    135    $    160       (16)%

     Lending locations in operation--
      Beginning of period                                             410         414
       Acquired                                                        --           2
       Start-ups                                                       --           1
       Combined or closed                                              --          --
      End of period                                                   410         417        (2)%
      Additional franchise locations at end of period                  16           6       167%
      Total locations at end of period                                426         423         1%
      Average number of owned locations(a)                            410         416        (1)%
                                                                 --------    --------    ------

(a) Averages based on accumulation of month-end balances and dividing aggregate total months in the period.

DOMESTIC LENDING OPERATIONS
================================================================================
(Dollars in thousands)

     The following table sets forth selected financial data for the Company's domestic lending operations as of September 30, 2000 and 1999, and for the nine months then ended.

                                                                       2000            1999            Change
                                                                     ---------       ---------       ---------
REVENUE
     Finance and service charges                                     $  68,406       $  73,074              (6)%
     Proceeds from disposition of merchandise                          156,540         161,412              (3)%
     Other lending fees and royalties                                      565              49            1053%
                                                                     ---------       ---------       ---------
TOTAL REVENUE                                                          225,511         234,535              (4)%
                                                                     ---------       ---------       ---------
COSTS OF REVENUE
     Disposed merchandise                                              103,258         107,389              (4)%
                                                                     ---------       ---------       ---------
NET REVENUE                                                          $ 122,253       $ 127,146              (4)%
                                                                     =========       =========       =========
OTHER DATA
     Net revenue contribution by source--
          Finance and service charges                                     56.4%           57.5%             (2)%
          Margin on disposition of merchandise                            43.6%           42.5%              3%

     Expenses as a percentage of net revenue--
          Operations and administration                                   80.8%           75.5%              7%
          Depreciation and amortization                                    8.4%            9.5%            (12)%
          Interest, net                                                    4.1%            5.5%            (25)%

     Income from operations before depreciation
       and amortization as a percentage of total revenue                  10.4%           13.3%            (22)%
     Income from operations as a percentage of total revenue               5.9%            8.1%            (27)%

     Annualized yield on pawn loans                                        124%            122%              2%
     Average pawn loan balance per average location in operation     $     180       $     194              (7)%
     Margin on disposition of merchandise as a percentage
       of proceeds from disposition of merchandise                        34.0%           33.5%              2%
     Average annualized merchandise turnover                               2.5x            2.2x             14%
     Average merchandise held for disposition
       per average location                                          $     135       $     155             (13)%

     Lending locations in operation--
          Beginning of period                                              413             414
               Acquired                                                     --               3
               Start-ups                                                     1               3
               Combined, closed or sold                                     (4)             (3)
          End of period                                                    410             417              (2)%
          Additional franchise locations at end of period                   16               6             167%
          Total locations at end of period                                 426             423               1%
     Average number of owned locations in operation(a)                     411             414              (1)%
                                                                     ---------       ---------       ----------

(a) Averages based on accumulation of month-end balances and dividing aggregate total by total months in the period.

FOREIGN LENDING OPERATIONS
===============================================================================
(Dollars in thousands)

     The following table sets forth selected consolidated financial data in U.S. dollars for Harvey & Thompson, Ltd. and Svensk Pantbelaning as of September 30, 2000 and 1999, and for the three months then ended, using the following currency exchange rates:

                                                               2000     1999    Change
                                                             -------- -------- --------
Harvey & Thompson, Ltd. (U.K. pound sterling per U.S.
  dollar)--
  Balance sheet data -- end of period rate                     .6781    .6071    (12)%
  Income statement data -- three months average rate           .6832    .6245     (9)%
Svensk Pantbelaning (Swedish kronor per U.S. dollar)--
  Balance sheet data -- end of period rate                    9.6450   8.1441    (18)%
  Income statement data -- three months average rate          9.2863   8.3119    (12)%
                                                             -------  -------  -----

                                                               2000     1999    Change
                                                             -------- -------- --------
REVENUE
  Finance and service charges                                 $5,391   $6,534    (17)%
  Proceeds from disposition of merchandise                     1,812    1,308     39%
  Check cashing fees                                             176      196    (10)%
                                                              ------   ------  -----
TOTAL REVENUE                                                  7,379    8,038     (8)%
                                                              ------   ------  -----
COSTS OF REVENUE
  Disposed merchandise                                         1,600    1,014     58%
                                                              ------   ------  -----
NET REVENUE                                                   $5,779   $7,024    (18)%
                                                              ======   ======  =====
OTHER DATA
  Net revenue contribution by source--
     Finance and service charges                                93.3%    93.0%    --
     Margin on disposition of merchandise                        3.7%     4.2%   (12)%
     Check cashing fees                                          3.0%     2.8%     9%
  Expenses as a percentage of net revenue--
     Operations and administration                              55.9%    48.3%    16%
     Depreciation and amortization                               8.8%     6.8%    29%
     Interest, net                                               5.4%     4.3%    26%
  Income from operations before depreciation and
     amortization as a percentage of total revenue              34.6%    45.2%   (23)%
  Income from operations as a percentage of total revenue       27.7%    39.2%   (29)%
  Annualized yield on loans                                       47%      52%   (10)%
  Average loan balance per average location in operation      $  862   $  967    (11)%
  Average loan amount at end of period (not in thousands)     $  165   $  189    (13)%
  Margin on disposition of merchandise as a percentage of
     proceeds from disposition of merchandise                   11.7%    22.5%   (48)%
  Average annualized merchandise turnover                        2.1x     1.6x    31%
  Average merchandise held for disposition per average
     location                                                 $   57   $   50     14%
  Lending locations in operation--
     Beginning of period                                          53       52
       Acquired                                                   --       --
       Start-ups                                                  --       --
       Combined or closed                                         --       --
     End of period                                                53       52      2%
     Average number of owned locations(a)                         53       52      2%
                                                              ------   ------  -----

    (a) Averages based on accumulation of month-end balances and dividing aggregate total by total months in the period.

FOREIGN LENDING OPERATIONS
================================================================================
(Dollars in thousands)

     The following table sets forth selected consolidated financial data in U.S. dollars for Harvey & Thompson, Ltd. and Svensk Pantbelaning as of September 30, 2000 and 1999, and for the nine months then ended, using the following currency exchange rates:

                                                                         2000              1999            Change
                                                                       --------          -------         ---------
Harvey & Thompson, Ltd. (U.K. pound sterling per U.S. dollar)--
     Income statement data - nine months average rate                     .6497             .6200              (5)%
Svensk Pantbelaning (Swedish kronor per U.S. dollar)--
     Income statement data - nine months average rate                    8.9046            8.2381              (8)%
                                                                       --------           -------          -------

                                                                         2000              1999           Change
                                                                       --------          -------         ---------
REVENUE
     Finance and service charges                                       $ 17,335          $ 19,095              (9)%
     Proceeds from disposition of merchandise                             6,146             3,445              78%
     Check cashing fees                                                     527               568              (7)%
                                                                       --------          --------            ----
TOTAL REVENUE                                                            24,008            23,108               4%
                                                                       --------          --------            ----
COSTS OF REVENUE
     Disposed merchandise                                                 5,752             2,877             100%
                                                                       --------          --------            ----
NET REVENUE                                                            $ 18,256          $ 20,231             (10)%
                                                                       ========          ========            ====
OTHER DATA
     Net revenue contribution by source--
       Finance and service charges                                         95.0%             94.4%              1%
       Margin on disposition of merchandise                                 2.2%              2.8%            (21)%
       Check cashing fees                                                   2.8%              2.8%              1%

     Expenses as a percentage of net revenue--
       Operations and administration                                       56.8%             47.8%             19%
       Depreciation and amortization                                        8.6%              7.4%             16%
       Interest, net                                                        6.0%              4.8%             25%

     Income from operations before depreciation
       and amortization as a percentage of total revenue                   32.8%             45.7%            (28)%
     Income from operations as a percentage of total revenue               26.3%             39.2%            (33)%

     Annualized yield on pawn loans                                          48%               53%             (9)%
     Average pawn loan balance per average location in operation       $    902          $    951              (5)%
     Margin on disposition of merchandise as a percentage
       of proceeds from disposition of merchandise                          6.4%             16.5%            (61)%
     Average annualized merchandise turnover                                2.3x              1.9x             21%
     Average merchandise held for disposition
       per average location                                            $     63          $     40              58%

     Lending locations in operation--
       Beginning of period                                                   53                50
         Acquired                                                            --                 2
         Start-ups                                                           --                --
         Combined, closed or sold                                            --                --
       End of period                                                         53                52               2%
     Average number of owned locations in operation(a)                       53                51               4%
                                                                       --------          --------            ----

(a) Averages based on accumulation of month-end balances and dividing aggregate total by total months in the period.

OTHER OPERATIONS
================================================================================
(Dollars in thousands)

     The following table sets forth selected financial data with respect to the Company's other domestic operations as of September 30, 2000 and 1999, and for the three months then ended.

                                                                    2000        1999     Change
                                                                   -------     ------    ------
RENTAL OPERATIONS:
REVENUE
     Tire and wheel rentals                                        $ 3,672     $1,547     137%
     Management fees                                                   410      1,060     (61)%
     Tire and wheel sales                                              458        288      59%
     Lease income and other                                            302        239      26%
                                                                   -------     ------    ----
TOTAL REVENUE                                                        4,842      3,134      54%
                                                                   -------     ------    ----
COSTS OF REVENUE
     Tire and wheel rentals                                          1,320        665      98%
     Tire and wheel sales                                              323        214      51%
                                                                   -------     ------    ----
NET REVENUE                                                        $ 3,199     $2,255      42%
                                                                   =======     ======    ====
OTHER DATA
     Owned rental locations--
          Rental agreements outstanding  at end of period          $11,985     $4,319     177%
          Average balance per rental agreement at end of
               period (not in thousands)                           $ 1,066     $  905      18%
          Locations in operation at end of period                       33         13     154%
          Average locations in operation for the period(a)              32         13     146%
     Managed rental locations--
          Locations in operation at end of period                       10         19     (47)%
          Average locations in operation for the period(a)              11         15     (27)%
                                                                   -------     ------    ----
CHECK CASHING OPERATIONS:
REVENUE
     Check cashing royalties and fees                              $   718     $  773      (7)%
                                                                   -------     ------    ----
TOTAL REVENUE                                                          718        773      (7)%
                                                                   -------     ------    ----
NET REVENUE                                                        $   718        773      (7)%
                                                                   =======     ======    ====
OTHER DATA
     Franchised and owned check cashing centers--
          Centers in operation at end of period                        137        144      (5)%
          Average centers in operation for the period(a)               137        144      (2)%
                                                                   -------     ------    ----

(a) Averages based on accumulation of month-end balances and dividing aggregate total months in the period.

OTHER OPERATIONS
===============================================================================
(Dollars in thousands)

     The following table sets forth selected financial data with respect to the Company's other domestic operations as of September 30, 2000 and 1999, and for the nine months then ended.

                                                                2000           1999        Change
                                                              ---------      ---------     -------
RENTAL OPERATIONS:
REVENUE
     Tire and wheel rentals                                    $  8,942      $   3,396         163%
     Management fees                                              1,593          2,438         (35)
     Tire and wheel sales                                         1,227            589         108%
     Lease income and other                                         872            629          39%
                                                              ---------      ---------     -------
TOTAL REVENUE                                                    12,634          7,052          79%
                                                              ---------      ---------     -------
COSTS OF REVENUE
     Tire and wheel rentals                                       3,237          1,330         143%
     Tire and wheel sales                                           853            437          95%
                                                              ---------      ---------     -------
NET REVENUE                                                   $   8,544      $   5,285          62%
                                                              =========      =========     =======
OTHER DATA
     Owned rental locations-
        Average locations in operation for the period(a)             29              9         222%
     Managed rental locations-
        Average locations in operation for the period(a)             13             14          (7)%
                                                              ---------      ---------     -------
CHECK CASHING OPERATIONS:
REVENUE
     Check cashing royalties and fees(b)                      $   2,451      $   2,440          --
                                                              ---------      ---------     -------
TOTAL REVENUE                                                 $   2,451      $   2,440          --
                                                              ---------      ---------     -------
NET REVENUE                                                   $   2,451      $   2,440          --
                                                              =========      =========     =======
OTHER DATA
     Franchised and owned check cashing centers-
       Average centers in operation for the period(a)               136            138          (1)%
                                                              ---------      ---------     -------

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

                     Not Applicable

Item 5.       OTHER INFORMATION

                     Not Applicable

Item 6.       EXHIBITS AND REPORTS ON FORM 8-K

              (a)    Exhibits

                     10.1 Third Supplement (June 30, 2000) to Note Agreement between the Company and the various Purchasers named therein dated as of December 1, 1997.

                     10.2 Sixth Supplement (June 30, 2000) to Note Agreement between the Company and Teachers Insurance and Annuity Association of America dated as of July 7, 1995.

                     10.3 Ninth Supplement (June 30, 2000) to Note Agreement between the Company and Teachers Insurance and Annuity Association of America dated as of May 6, 1993.

                     10.4 Sixth Amendment (June 30, 2000) to Senior Revolving Credit Facility Agreement among the Company and the various Banks named therein dated June 19, 1996.

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

                        CASH AMERICA INTERNATIONAL, INC.
                        --------------------------------
                                  (Registrant)



                         BY: /s/ Thomas A. Bessant, Jr.
                         ------------------------------

                             Thomas A. Bessant, Jr.
                          Executive Vice President and
                             Chief Financial Officer


                             Date: November 10, 2000

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER            DESCRIPTION
-------           -----------

  10.1            Third Supplement (June 30, 2000) to Note Agreement between the
                  Company and the various Purchasers named therein dated as of December 1, 1997.

  10.2            Sixth Supplement (June 30, 2000) to Note Agreement between the
                  Company and Teachers Insurance and Annuity Association of
                  America dated as of July 7, 1995.

  10.3            Ninth Supplement (June 30, 2000) to Note Agreement between the
                  Company and Teachers Insurance and Annuity Association of
                  America dated as of May 6, 1993.

  10.4            Sixth Amendment (June 30, 2000) to Senior Revolving Credit
                  Facility Agreement among the Company and the various Banks named therein dated June 19, 1996.

  27              Financial Data Schedule