Form 10-K405
period 2000-12-31
CASH AMERICA INTERNATIONAL INC
filed 2001-03-30
CIK 807884

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of 23,796,505 shares of the registrant's common stock held by nonaffiliates on March 28, 2001 was approximately $135,878,000.

     At March 28, 2001 there were 24,723,726 shares of the registrant's Common Stock, $.10 par value, issued and outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's Annual Report to Shareholders for the year ended December 31, 2000 and definitive Proxy Statement pertaining to the 2001 Annual Meeting of Shareholders are incorporated herein by reference into Parts II and IV, and Part III, respectively.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        CASH AMERICA INTERNATIONAL, INC.

                          YEAR ENDED DECEMBER 31, 2000

                               INDEX TO FORM 10-K

PART I   ................................................................................................................1
         Item 1.  Business...............................................................................................1
         Item 2.  Properties............................................................................................13
         Item 3.  Legal Proceedings.....................................................................................15
         Item 4.  Submission of Matters to a Vote of Security Holders...................................................16

PART II  ...............................................................................................................16
         Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.................................16
         Item 6.  Selected Financial Data...............................................................................16
         Item 7.  Management's Discussion and Analysis of Results of Operations and Financial Condition.................16
         Item 8.  Financial Statements and Supplementary Data...........................................................16
         Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..................16

PART III ...............................................................................................................17
         Item 10.  Directors and Executive Officers of the Registrant...................................................17
         Item 11.  Executive Compensation...............................................................................17
         Item 12.  Security Ownership of Certain Beneficial Owners and Management.......................................17
         Item 13.  Certain Relationships and Related Transactions.......................................................17

PART IV  ...............................................................................................................17
         Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.....................................17

SIGNATURES..............................................................................................................19

                                  INTRODUCTION

         Cash America International, Inc. (the "Company") was incorporated in Texas on October 4, 1984, to succeed to the business, assets and liabilities of a predecessor corporation formed one year earlier to engage in the pawnshop business. As of December 31, 2000, the Company owns pawnshops through wholly-owned subsidiaries in sixteen states and the United Kingdom and Sweden. The Company also provides tire and wheel rental services in four states through its subsidiary Rent-A-Tire, Inc. and check cashing services in twenty states through its subsidiary Mr. Payroll Corporation. The Company's principal executive offices are located at 1600 West Seventh Street, Fort Worth, Texas 76102, and its telephone number is (817) 335-1100. As used herein, the "Company" includes Cash America International, Inc. and its subsidiaries.

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

          The Company contracts for a finance and service charge to compensate it for the use of the funds advanced. The finance and service charge is typically calculated as a percentage of the loan amount based on the size and duration of the transaction, in a manner similar to which interest is charged on a loan, and has generally ranged from 12% to 300% annually, as permitted by applicable state pawnshop laws. The pledged property is held through the term of the transaction, which, in the Company's domestic operations, is generally one month with an automatic sixty day redemption period unless otherwise earlier repaid, renewed or extended. (For finance and service charges and transaction periods applicable to the Company's foreign operations, see "Business--Regulation." ). A majority of the amounts advanced by the Company are paid in full, together with accrued finance and service charges, or are renewed or extended through payment of accrued finance and service charges. For the years 1998, 1999, and 2000, loans repaid or renewed as a percentage of loans made were 66.9%, 67.4%, and 67.5% respectively. In the event that the borrower does not redeem his pawned goods, the unredeemed collateral is forfeited and becomes merchandise available for disposition by the Company.

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

         Pursuant to the Company's business expansion strategy, the Company added a net 63 lending locations in 1998, a net 2 lending locations in 1999, and closed a net 3 lending locations in 2000. Of these net 62 lending locations added, 66 were acquisitions in individual purchase transactions and 12 were start-ups, while 16 locations were either combined, closed or sold. As of December 31, 2000, the Company had 410 domestic and 53 foreign operating locations. The Company plans to continue to expand its operating locations through new start-ups and acquisitions.

         Franchising. The Company offers and sells franchises to third parties for their independent ownership and operation of "Cash America" pawnshops. The Company added four franchise lending locations in 1998, six franchise lending locations in 1999, and five franchise lending locations in 2000. Three of the six franchises added in 1999 were previously company-owned locations. As of December 31, 2000, there were 16 franchised lending locations in operation. The Company plans to continue to expand its franchise locations through new franchise sales.

         While the Company's primary business involves the acquisition, establishment and operation of pawnshops, it also provides tire and wheel rental services through its subsidiary, Rent-A-Tire, Inc. ("Rent-A- Tire") and manned check cashing services through its subsidiary, Mr. Payroll Corporation ("Mr. Payroll").

         At December 31, 2000, Rent-A-Tire owned and operated 34 tire and wheel rental stores and managed an additional 9 tire and wheel rental stores, which are located in Texas, Arizona, Oklahoma and Louisiana. Rent-A-Tire leases all of its rental stores and its corporate headquarters. At December 31, 2000, Rent-A-Tire had 266 employees. For additional information concerning Rent-A-Tire and the relation of its financial condition and results of operations to that of the Company, see Note 4 and Note 13 of Notes to Consolidated Financial Statements in the portion of the Annual Report that is incorporated herein by reference.

         During 1999, the Company restructured its check cashing operations. In January 1999, the Company transferred its manned check cashing operations into Mr. Payroll. Mr. Payroll earns franchise fees from the sale of manned check cashing franchises, royalties from franchisees based on a percentage of the gross revenue from a franchisee's manned check cashing business, and check cashing fees from its owned manned centers. As of December 31, 2000, Mr. Payroll operated 125 franchised and 7 company owned manned check cashing centers in 20 states with 18 employees.

         In March 1999, Wells Fargo Cash Centers, Inc. ("Cash Centers"), a wholly owned subsidiary of Wells Fargo Bank, N.A., contributed cash and assets to the Company's check cashing machine subsidiary (now known as "innoVentry") and received newly issued convertible Series A voting preferred stock of innoVentry. In addition, certain members of the newly constituted management of innoVentry subscribed for newly issued shares of common stock of innoVentry. The Company assigned 10% of its voting interest in innoVentry, represented by its shares of newly issued convertible Series A voting preferred stock, to the former owners of innoVentry's predecessor in consideration for the termination of an option issued in conjunction with the Company's original acquisition of innoVentry's predecessor. Concurrently, certain members of innoVentry's new management subscribed for newly issued shares of common stock of innoVentry, representing 10% of its voting interest. Upon completion of the transactions, the Company's residual ownership interest in innoVentry was 40.5%. The Company de-consolidated innoVentry and began using the equity method of accounting for its investment and its share of the results of innoVentry's operations after March 9, 1999. In October 1999, the Company, Cash Centers, and a third party each purchased $10.0 million of innoVentry's newly issued convertible Series B voting preferred stock. During 1999 and 2000, innoVentry also issued additional shares of common stock. As of December 31, 2000, the Company's voting interest was 37.9%. See Note 3 of Notes to Consolidated Financial Statements in the portion of the Annual Report that is incorporated herein by reference.

LENDING FUNCTION

         The Company is engaged primarily in the business of lending money on the security of pledged goods. The pledged goods in the Company's domestic operations are generally tangible personal property other than securities or printed evidences of indebtedness and generally consist of jewelry, tools, televisions and stereos, musical instruments, firearms, and other miscellaneous items. In the Company's foreign operations, the pledged goods predominately consist of jewelry. Pawn loans are made without personal liability to the borrower. Because the loan is made without the borrower's personal liability, the Company does not investigate the creditworthiness of the borrower, but relies on the pledged personal property, and the possibility of its forfeiture, as a basis for its lending decision. The pledged tangible personal property is intended to provide security to the Company for the repayment of the amount advanced. The Company contracts for a finance and service charge as compensation for the use of the funds advanced. Finance and service charges contributed approximately 58% of the Company's net revenue (total revenue less costs of revenue) in 1998, 58% in 1999, and 56% in 2000.

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

         With regard to the Company's foreign operations, the amount that the pawnshop is willing to finance in a pledge of jewelry is typically based on a fixed amount per gram of the gold or silver content of the pledged property plus additional amounts for diamonds and other features which, in the unit management's assessment, enhance the market value of the pledged property. Declines in gold and silver prices historically have resulted in a reduction of the amount that the pawnshop is willing to lend against an item, which reduces the amount of the pawnshop's loan portfolio and related finance and service charge revenue. The pawn loans are made for a term of six months with an approximate annual blended yield on average foreign pawn loans outstanding in 2000 of 49%. The collateral is held through the term of the loan, and, in the event that the loan is not repaid or renewed on or before maturity, the unredeemed collateral is disposed of at auction or privately (or in some cases at the pawnshop premises).

         The recovery of the amount advanced, as well as realization of a profit on disposition of merchandise, is dependent on the Company's initial assessment of the property's estimated disposition value. Improper assessment of the disposition value of the collateral in the lending function could result in the disposition of the merchandise for an amount less than the amount advanced. However, the Company historically has experienced profits from the disposition of such merchandise. Declines in gold and silver prices generally will also reduce the disposition value of jewelry items acquired in pawn transactions and could adversely affect the Company's ability to recover the carrying cost of the acquired collateral. For 1998, 1999 and 2000, the Company experienced gross profit margins on dispositions of merchandise of 36%, 32%, and 33%, respectively.

         At December 31, 2000, the Company had approximately 1,165,000 outstanding loans totaling $117,982,000, for an average of $101 per loan.

         Presented below is information with respect to pawn loans made, acquired, repaid and forfeited for the years ended December 31, 1998, 1999 and 2000:


                                                                                          Year Ended December 31,
                                                                                -----------------------------------------
                                                                                  1998             1999           2000
                                                                                ---------       ---------       ---------

                                                                                            ($ in thousands)

Loans made ................................................................     $ 435,341       $ 439,970       $ 408,091

Loans acquired, net of loans sold .........................................         7,178             559              --



Loans repaid ..............................................................      (249,752)       (255,931)       (238,937)

Loans renewed .............................................................       (41,619)        (40,561)        (36,629)

Loans forfeited:

     Available for disposition ............................................      (124,415)       (136,579)       (122,832)

     Disposed of at auction ...............................................        (9,999)         (9,085)        (12,693)

Effect of exchange rate translation ......................................           (337)         (1,661)         (4,367)
                                                                                ---------       ---------       ---------


     Net increase (decrease) in pawn loans outstanding at end of period ...     $  16,397       $  (3,288)      $  (7,367)
                                                                                =========       =========       =========

Loans repaid or renewed as a percent of loans made ........................          66.9%           67.4%           67.5%
                                                                                =========       =========       =========


         In addition, the Company recently began offering a small consumer cash advance product through many of its existing stores. The product was introduced into 330 of the domestic lending units by the end of 2000, including 187 units that offer the product on behalf of a third party financial institution (the "Bank"), which pays the Company a fee for its administrative services. The product that is offered by the Company in 143 locations provides customers with cash in exchange for a promissory note or other repayment agreement supported by that customer's check for the amount of the cash advanced plus a service fee. The Company holds the check for a short period, typically less than 17 days. To repay the advance, customers may redeem their checks by paying cash or they may allow the checks to be processed for collection. (Although these cash advance transactions may take the form of loans or deferred check deposit transactions, the transactions are referred to throughout this report as "payday loans" for convenience.) During 2000, $10,066,000 of payday loans were written, including $1,446,000 extended to customers by the Bank, for an average of $187 per loan. As of December 31, 2000, $1,636,000 of gross payday loans were outstanding, including $581,000 extended to customers by the Bank that is not included in the Company's consolidated balance sheet. A loan loss reserve of $243,000, representing 23.1% of the Company's gross payday loans outstanding of $1,055,000, has been provided in the consolidated financial statements.

MERCHANDISE DISPOSITION FUNCTION

         The Company engages in the disposition of merchandise acquired when a pawn loan is not repaid, when used goods are purchased from the general public and when new merchandise is acquired from vendors. New goods consist primarily of accessory merchandise which enhances the marketability of existing merchandise, such as tools, consumer electronics and jewelry. For the year ended December 31, 2000, $145,805,000 of merchandise was added to merchandise held for disposition, of which $122,832,000 was from loans not repaid and $22,973,000 was purchased from customers and vendors.

         The Company does not provide its customers with warranties on used merchandise purchased from the Company. The Company permits its customers to purchase merchandise on a layaway plan whereby the customer agrees to purchase an item by making an initial cash deposit representing a small part of the disposition price and making additional, non-interest bearing payments of the balance of the disposition price in accordance with a specified schedule. The Company then segregates the item and holds it until the disposition price is paid in full. Should the customer fail to make a required payment, the item is placed with the other merchandise held for disposition. At December 31, 2000, the Company held approximately $3,931,000 in customer layaway deposits.

         The Company provides an allowance for shrinkage and valuation of its merchandise based on management's evaluation. Management's evaluation takes into consideration historical shrinkage, the quantity and age of slow-moving merchandise on hand and markdowns necessary to liquidate slow-moving merchandise. At December 31, 2000, total lending operations merchandise on hand was $58,817,000, after deducting an allowance for shrinkage and valuation of merchandise of $2,012,000.

OPERATIONS

         Unit Management

         Each location has a unit manager who is responsible for supervising its personnel and assuring that it is managed in accordance with Company guidelines and established policies and procedures. Each unit manager reports to a Market Manager who typically oversees approximately ten unit managers. As of December 31, 2000, the Company has two operating divisions in the United States, each of which is managed by a Division Executive Vice President. Each operating division has three geographic operating regions, each of which is managed by a Region Vice President. Each Market Manager reports to a Region Vice President. The Harvey & Thompson and Svensk Pantbelaning chains follow a similar management organization, with a Managing Director overseeing each of these operations.

         Trade Name

         The Company operates its pawnshops under the trade name "Cash America Pawn" in the U.S., "Harvey & Thompson Pawnbrokers" in the U.K., and "Svensk Pantbelaning" in Sweden. The Company has registered the "Cash America" mark and descriptive logos and phrases with the United States Patent and Trademark Office.

         Personnel

         At December 31, 2000, the Company employed 3,035 persons in its lending operations in 16 states, the United Kingdom and Sweden. Of the total employees, approximately 222 were in executive and administrative functions.

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

         The Company's expansion has not only been in acquiring previously owned pawnshops, but also in establishing new locations. After a suitable location has been found and a lease and license are obtained, the new location can be ready for business within four to six weeks, with completion of counters, vaults and security system and transfer of merchandise from other locations. The approximate start-up costs, defined as the investment in property and equipment, for recently established pawnshops have ranged from $132,000 to $194,000, with an average cost per location of approximately $163,000 in 2000. This amount does not include merchandise transferred from other locations, funds to advance on pawn loans and operating expenses.

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

         The Texas Pawnshop Act prescribes the stratified loan amounts and the maximum allowable rates of pawn service charge that pawnbrokers in Texas may charge for the lending of money within each stratified range of loan amounts. That is, the Texas law establishes the maximum allowable pawn service charge rates based on the amount financed per pawn loan. The maximum allowable rates under the Texas Pawnshop Act for the various stratified loan amounts for the fiscal years ended June 30, 1999, 2000 and 2001 are as follows:


     Year Ended June 30, 1999                    Year Ended June 30, 2000                     Year Ended June 30, 2001
------------------------------------       ----------------------------------------     --------------------------------------
                           Maximum                                        Maximum                                    Maximum
     Amount               Allowable               Amount                 Allowable             Amount               Allowable
    Financed                Annual               Financed                  Annual             Financed                Annual
    Per Pawn              Percentage             Per Pawn                Percentage           Per Pawn              Percentage
      Loan                   Rate                  Loan                    Rate                Loan                    Rate
-------------------       ----------       --------------------          ----------     ---------------------       ----------
$    1  to  $   138 ......  240%           $    1   to  $   141 ........   240%         $    1   to   $   144 .....   240%

   139  to      460 ......  180               142   to      470 ........   180             145   to       480 .....   180

   461  to    1,380 ......   30               471   to    1,410 ........    30             481   to     1,440 .....    30

 1,381  to   11,500 ......   12             1,411   to   11,750 ........    12           1,441   to    12,000 .....    12


These rates are reviewed and established annually. The maximum allowable service charge rates were established and have not been revised since 1971 when the Texas Pawnshop Act was enacted. Since 1981, the ceiling amounts for stratification of the loan amounts to which these rates apply have been revised each July 1 in relation to the Consumer Price Index. The Texas Pawnshop Act also prescribes the maximum allowable pawn loan. Under current Texas law, a pawn loan may not exceed $12,000. In addition to establishing maximum allowable service charge rates and loan ceilings, the Texas Pawnshop Act also provides for the licensing of pawnshops and pawnshop employees. To be eligible for a pawnshop license in Texas, an applicant must (i) be of good moral character, (ii) have net assets of at least $150,000 readily available for use in conducting the business of each licensed pawnshop, (iii) show that the pawnshop will be operated lawfully and fairly in accordance with the Texas Pawnshop Act, (iv) show that the applicant has the financial responsibility, experience, character, and general fitness to command the confidence of the public in its operations, and (v) in the case of a business entity, the good moral character requirement shall apply to each officer, director and holder of 5% or more of the entity's outstanding shares.

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


                                   Maximum
       Amount                     Allowable
      Financed                      Annual
      Per Pawn                    Percentage
        Loan                         Rate
--------------------              ----------

$     1 to  $    150  ........      240%

    151 to       250  ........      180

    251 to       500  ........      120

    501 to     1,000  ........       60

  1,001 to    25,000  ........       36

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

         Payday Loans. The Company recently began offering a small consumer cash advance product referred to as "payday loans" through many of its existing stores. (See "Lending Function.") Each state in which the Company offers the product has specific laws dealing with the conduct of this business. Typically, the applicable regulations restrict the amount of finance and service charges that may be assessed and limit customers' ability to renew these transactions. In many instances, the regulations also limit the aggregate amount that a provider may advance (and, in some cases, the number of advances the provider may make) to any one customer at one time. Providers typically must obtain a separate license from the state licensing authority in order to offer this product. The Company must also comply with the various disclosure requirements under the federal Truth in Lending Act (and "Regulation Z" promulgated under that Act) in connection with "payday loan" transactions.

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

EXECUTIVE OFFICERS

         The following sets forth, as of March 12, 2001, certain data concerning the executive officers of the Company, all of whom are elected on an annual basis. There is no family relationship between any of the executive officers.


            Name              Age                                  Position
   -----------------------    ---      ----------------------------------------------------------------------
   Daniel R. Feehan           50       Chief Executive Officer, President and Director
   Thomas A. Bessant, Jr.     42       Executive Vice President - Chief Financial Officer
   Robert D. Brockman         46       Executive Vice President - Administration
   Jerry D. Finn              54       Executive Vice President - U.S. Operations - Western Division
   Michael D. Gaston          56       Executive Vice President - Business Development
   William R. Horne           58       Executive Vice President - Information Technology
   James H. Kauffman          56       Executive Vice President - Foreign Operations; Chief Executive Officer -
                                       Rent-A-Tire, Inc.
   Hugh A. Simpson            41       Executive Vice President - General Counsel and Secretary

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

ITEM 2.  PROPERTIES

         As of March 12, 2001, the Company owns the real estate and building for one of its domestic pawnshop locations and four of its pawnshop locations in the United Kingdom. During 1999, the Company sold to an unaffiliated party and leased back the real estate and buildings for 11 of its pawnshop locations under non-cancelable operating leases with terms of 15 years. The Company also sold the real estate and building for one pawnshop location to a franchisee. Since May 1992, the Company's headquarters have been located in a nine-story building adjacent to downtown Fort Worth, Texas. The Company purchased the building in January 1992. On March 28, 2000, a tornado severely damaged the building. Headquarters operations have been relocated to temporary facilities. The Company's operating locations were not affected. Restoration of the building began in the fourth quarter of 2000 and is planned for completion in the fourth quarter of 2001. The Company's insurance coverage provides proceeds for repairs to the building; replacement of furniture, improvements, and equipment; recovery of losses resulting from business interruption; and recovery of other general expenses. All of the Company's other locations are leased from unaffiliated parties under non-cancelable operating leases with terms ranging from 3 to 10 years.

         The following table sets forth, as of March 12, 2001, the geographic markets served by the Company and the number of lending locations in such markets in which it presently operates.


                                                                                                 Number of Locations
                                                                                                        in Area
                                                                                                 -------------------
           TEXAS:
                  Houston........................................................................       44
                  Central/South Texas............................................................       57
                  Dallas/Fort Worth..............................................................       35
                  West Texas.....................................................................       22
                  Rio Grande Valley..............................................................       10
                                                                                                       ---
                      Total Texas  ..............................................................      168
                                                                                                       ---


         FLORIDA:
                  Tampa/St. Petersburg...........................................................       15
                  Orlando........................................................................       14
                  Jacksonville...................................................................       10
                  Other .........................................................................       23
                                                                                                       ---
                      Total Florida..............................................................       62
                                                                                                       ---

         TENNESSEE:
                  Memphis........................................................................       23
                  Nashville......................................................................        5
                                                                                                       ---
                      Total Tennessee............................................................       28
                                                                                                        --

         GEORGIA:
                  Atlanta........................................................................       14
                  Savannah.......................................................................        5
                  Other .........................................................................        2
                                                                                                       ---
                      Total Georgia..............................................................       21
                                                                                                       ---

         LOUISIANA:
                  New Orleans....................................................................        9
                  Baton Rouge....................................................................        3
                  Other .........................................................................        8
                                                                                                       ---
                      Total Louisiana............................................................       20
                                                                                                       ---

         OKLAHOMA:
                  Oklahoma City..................................................................       13
                  Tulsa .........................................................................        5
                                                                                                       ---
                      Total Oklahoma.............................................................       18
                                                                                                        ---

        MISSOURI:
                  Kansas City....................................................................       11
                  St. Louis......................................................................        5
                                                                                                       ---
                      Total Missouri.............................................................       16
                                                                                                       ---

         INDIANA:
                  Indianapolis...................................................................        9
                  Fort Wayne.....................................................................        3
                  Other .........................................................................        1
                                                                                                       ---
                      Total Indiana..............................................................       13
                                                                                                       ---

         NORTH CAROLINA:
                  Charlotte......................................................................        7
                  Greensboro/Winston Salem.......................................................        3
                  Other .........................................................................        1
                                                                                                       ---
                      Total North Carolina.......................................................       11
                                                                                                       ---

         ALABAMA:
                  Mobile.........................................................................        4
                  Birmingham.....................................................................        4
                  Other .........................................................................        1
                                                                                                       ---
                      Total Alabama..............................................................        9
                                                                                                       ---

         KENTUCKY:
                  Louisville.....................................................................        9
                                                                                                       ---

         ILLINOIS:
                  Chicago........................................................................        6
                  Other..........................................................................        1
                                                                                                       ---
                      Total Illinois ............................................................        7

         SOUTH CAROLINA:
                  Charleston.....................................................................        4
                  Greenville.....................................................................        3
                                                                                                       ---
                      Total South Carolina.......................................................        7
                                                                                                       ---

         UTAH:
                  Salt Lake City.................................................................        7
                                                                                                       ---

         OHIO:
                  Cincinnati.....................................................................        6
                                                                                                       ---


         COLORADO:
                  Colorado Springs...............................................................        3
                  Denver.........................................................................        1
                  Other .........................................................................        1
                                                                                                       ---
                      Total Colorado.............................................................        5
                                                                                                       ---
                      Total United States........................................................      407
                                                                                                       ---


         UNITED KINGDOM:
                  London.........................................................................       28
                  Other .........................................................................       14
                                                                                                       ---
                      Total United Kingdom.......................................................       42
                                                                                                       ---

         SWEDEN:
                  Stockholm......................................................................       4
                  Other..........................................................................       7
                                                                                                       ---
                      Total Sweden...............................................................       11
                                                                                                       ---

                  GRAND TOTAL....................................................................      460
                                                                                                       ===

         The Company considers its equipment, furniture and fixtures and owned buildings to be in good condition. The Company has its own construction supervisors who engage local contractors to selectively remodel and upgrade its domestic pawnshop facilities throughout the year.

         The Company's leases typically require the Company to pay all maintenance costs, insurance costs and property taxes. For additional information concerning the Company's leases see Note 16 of Notes to Consolidated Financial Statements in the Annual Report which is incorporated herein by reference.

ITEM 3.  LEGAL PROCEEDINGS

         The Company is a defendant in certain lawsuits encountered in the ordinary course of its business. Certain of these matters are covered to an extent by insurance. In the opinion of management, the resolution of these matters will not have a material adverse effect on the Company's financial position, results of operations or liquidity. The Alabama Supreme Court recently upheld a trial court judgment awarding

$300,000 in damages plus interest to a former employee who claimed that the Company did not pay him certain incentive compensation he believed he had earned. Of the total award, $225,000 consisted of punitive damages. The Company has petitioned the United States Supreme Court to hear the case and rule on the propriety of awarding punitive damages in this particular case. Although the Company is optimistic that it will achieve a favorable outcome in this case, there can be no assurance that the U.S. Supreme Court will grant its petition to hear the case or that it will rule in the Company's favor.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to the Company's security holders during the fourth quarter ended December 31, 2000.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Information contained under the caption "Common Stock Data" in the Annual Report is incorporated herein by reference in response to this Item 5.

ITEM 6. SELECTED FINANCIAL DATA

         Information contained under the caption "Five Year Summary of Selected Financial Data" in the Annual Report is incorporated herein by reference in response to this Item 6.

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

              CONSOLIDATED FINANCIAL STATEMENTS:

                  Consolidated Balance Sheets as of December 31, 2000 and 1999.

                  Consolidated Statements of Operations for the years ended December 31, 2000, 1999 and 1998.

                  Consolidated Statements of Stockholders' Equity for the years ended December 31, 2000, 1999 and 1998.

                  Consolidated Statements of Cash Flows for the years ended December 31, 2000, 1999 and 1998.

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              REPORT OF INDEPENDENT ACCOUNTANTS

         (2) The following financial statement schedule of the Company, as well as the following financial statements of innoVentry Corp. and its predecessor, Mr. Payroll Corporation, are included herein.

              Schedule II -- Valuation Accounts.

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

              Separate Financial Statements of Fifty Percent or Less Owned Persons-

              FINANCIAL STATEMENTS OF INNOVENTRY CORP.:

              Balance Sheets as of December 31, 2000 and 1999

              Statements of Operations for the years ended December 31, 2000 and 1999

              Statements of Stockholders' Equity (Deficit) for the years ended December 31, 2000 and 1999

              Statements of Cash Flows for the years ended December 31, 2000 and 1999

              NOTES TO FINANCIAL STATEMENTS

              REPORT OF INDEPENDENT AUDITORS


              FINANCIAL STATEMENTS OF MR. PAYROLL CORPORATION:

              Consolidated Balance Sheet as of December 31, 1998

              Consolidated Statement of Operations for the year ended December 31, 1998

              Consolidated Statement of Shareholder's Equity (Deficit) for the year ended December 31, 1998

              Consolidated Statement of Cash Flows for the year ended December 31, 1998

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              REPORT OF INDEPENDENT ACCOUNTANTS

         (3) The exhibits filed in response to Item 601 of Regulation S-K are listed in the Exhibit Index on pages 66 through 69.

         (4) During the fourth quarter ended December 31, 2000, the Company did not file any reports on Form 8-K.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 30, 2001.

                                        CASH AMERICA INTERNATIONAL, INC.



                                        By:      /s/ DANIEL R. FEEHAN
                                           -------------------------------------
                                                      Daniel R. Feehan
                                           Chief Executive Officer and President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on March 30, 2001 on behalf of the registrant and in the capacities indicated.


                  Signature                                   Title                             Date


           /s/ JACK R. DAUGHERTY                     Chairman of the Board                     March 30, 2001
-------------------------------------------             of Directors
               Jack R. Daugherty


           /s/ DANIEL R. FEEHAN                      Chief Executive Officer,                  March 30, 2001
-------------------------------------------           President and Director
               Daniel R. Feehan                    (Principal Executive Officer)


           /s/ THOMAS A. BESSANT, JR.                Executive Vice President -                March 30, 2001
-------------------------------------------           Chief Financial Officer
               Thomas A. Bessant, Jr.                (Principal Financial and
                                                        Accounting  Officer)


                /s/ A. R. DIKE                                Director                         March 30, 2001
-------------------------------------------
                 A. R. Dike


              /s/ JAMES H. GRAVES                             Director                         March 30, 2001
--------------------------------------------
               James H. Graves


                 /s/ B. D. HUNTER                             Director                         March 30, 2001
-------------------------------------------
                   B. D. Hunter



           /s/ TIMOTHY J. McKIBBEN                            Director                         March 30, 2001
-------------------------------------------
              Timothy J. McKibben


           /s/ ALFRED M. MICALLEF                             Director                         March 30, 2001
-------------------------------------------
            Alfred M. Micallef


           /s/ CLIFTON H. MORRIS, JR.                         Director                         March 30, 2001
-------------------------------------------
            Clifton H. Morris, Jr.


            /s/ CARL P. MOTHERAL                              Director                         March 30, 2001
-------------------------------------------
             Carl P. Motheral


           /s/ SAMUEL W. RIZZO                                Director                         March 30, 2001
-------------------------------------------
             Samuel W. Rizzo


          /s/ ROSALIN ROGERS                                  Director                         March 30, 2001
-------------------------------------------
            Rosalin Rogers

                        CASH AMERICA INTERNATIONAL, INC.

                        SCHEDULE II--VALUATION ACCOUNTS

                   For the Three Years Ended December 31, 2000
                             (Dollars in thousands)




                                                                  Additions
                                          Balance          -------------------------
                                            at             Charged           Charged                           Balance
                                         Beginning           to                 to                              at End
Description                              of Period         Expense            Other         Deductions        of Period
-----------                              ---------         -------           -------        ----------        ---------

Allowance for valuation of inventory:
  Year Ended:

    December 31, 2000..............       $2,008           $1,060            $  -0-           $1,056(a)         $2,012
                                          ======           ======            ======           ======            ======
    December 31, 1999..............       $2,163           $1,358            $  -0-           $1,513(a)         $2,008
                                          ======           ======            ======           ======            ======
    December 31, 1998..............       $2,158           $1,338            $  -0-           $1,333(a)         $2,163
                                          ======           ======            ======           ======            ======

Allowance for valuation of deferred tax assets:
  Year Ended:

    December 31, 2000..............       $2,604           $5,457            $  -0-           $  142            $7,919
                                          ======           ======            ======           ======            ======
    December 31, 1999..............       $1,482           $2,172            $   17           $1,067            $2,604
                                          ======           ======            ======           ======            ======
    December 31, 1998..............       $  405           $  -0-            $1,077           $  -0-            $1,482
                                          ======           ======            ======           ======            ======


----------

(a) Deducted from allowance for write-off or other disposition of inventory.

                        REPORT OF INDEPENDENT ACCOUNTANTS
                       ON THE FINANCIAL STATEMENT SCHEDULE





To the Board of Directors and Stockholders
  Cash America International, Inc.

Our audits of the consolidated financial statements referred to in our report dated March 28, 2001, appearing in the 2000 Annual Report to Shareholders of Cash America International, Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 14(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


PRICEWATERHOUSECOOPERS LLP



Fort Worth, Texas
March 28, 2001
                                innoVentry Corp.
                                 Balance Sheets

                 (In thousands, except share and per share data)

                                                                                                       DECEMBER 31,
                                                                                                   2000              1999
                                                                                               ------------      ------------
ASSETS
Current assets:
   Cash and cash equivalents                                                                   $     16,137      $     30,892
   Short-term investments in marketable securities (amortized cost of $1,001 at
      December 31, 1999)                                                                                 --               997
   Accounts receivable, net of allowance of $130 and $120 at December 31, 2000 and
      1999, respectively                                                                                419               680
   Accounts receivable from stockholder and affiliate                                                 1,792                --
   Prepaid expenses                                                                                   1,462               268
                                                                                               ------------      ------------
Total current assets                                                                                 19,810            32,837

Property, equipment, internal use software, and leasehold improvements, net of accumulated depreciation and amortization of $9,756 and $3,364 at December 31,
   2000 and 1999, respectively                                                                       62,240            25,645
Capitalized software development costs, net of accumulated amortization of $7,008 and
   $4,114 at December 31, 2000 and 1999, respectively                                                 4,900            10,222
Other assets                                                                                          4,484             3,035
                                                                                               ------------      ------------
Total assets                                                                                   $     91,434      $     71,739
                                                                                               ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
   Accounts payable and accrued expenses                                                       $     30,166      $      9,566
   Accounts payable to stockholder and affiliate                                                         --             7,865
   Borrowings under line of credit with affiliate                                                    97,422             2,348
   Due to affiliate under contract cash arrangement                                                  13,030            12,951
   Current portion of capital lease obligations with affiliate                                        3,103               885
   Other current liabilities                                                                          1,345               525
                                                                                               ------------      ------------
Total current liabilities                                                                           145,066            34,140

Note and interest payable to stockholder                                                              3,257             3,053
Capital lease obligations with affiliate, net of current portion                                     27,686             4,816
Other noncurrent liabilities                                                                            422               671
                                                                                               ------------      ------------
Total liabilities                                                                                   176,431            42,680

Stockholders' equity (deficit):
   Convertible preferred stock, $0.0001 par value; 62,241,759 shares authorized, issued and outstanding at December 31, 2000 and 1999; aggregate
      liquidation preference of  $84,000, at December 31, 2000 and 1999                                   6                 6
   Common stock, $0.0001 par value; 100,000,000 shares authorized; 9,064,736 and
        8,200,000 shares issued and outstanding at December 31, 2000 and 1999,
        respectively                                                                                      1                 1
   Additional paid-in capital                                                                        91,081            84,997
   Accumulated other comprehensive loss                                                                  --                (4)
   Deferred stock compensation                                                                       (1,121)           (4,321)
   Notes receivable from stockholders                                                                  (965)           (1,432)
   Accumulated deficit                                                                             (173,999)          (50,188)
                                                                                               ------------      ------------
Total stockholders' equity (deficit)                                                                (84,997)           29,059
                                                                                               ------------      ------------
Total liabilities and stockholders' equity (deficit)                                           $     91,434      $     71,739
                                                                                               ============      ============

See accompanying notes.

                                innoVentry Corp.
                            Statements of Operations

                                 (In thousands)


                                                           DECEMBER 31,
                                                       2000            1999
                                                    ---------       ---------
Revenue:
   Financial services vending fees                  $  18,548       $  15,379
   Check cashing fees                                  10,808           2,362
   Credit card cash advance fees                        2,459           1,548
                                                    ---------       ---------
                                                       31,815          19,289
   Less: Revenue sharing                              (15,241)        (10,172)
                                                    ---------       ---------
Total net revenue                                      16,574           9,117

Expenses:
   Operations                                          50,778          15,467
   Depreciation and amortization                       13,689           7,701
   Sales and marketing                                 19,746           4,821
   General and administrative                          43,596          18,432
   Impairment loss on RPM equipment                        --           4,727
   Amortization of deferred stock compensation          2,462           1,270
                                                    ---------       ---------
Total expenses                                        130,271          52,418
                                                    ---------       ---------

Loss from operations                                 (113,697)        (43,301)

Interest expense                                       (9,417)           (769)
Other income (expense), net                              (676)            241
                                                    ---------       ---------
Loss before income taxes                             (123,790)        (43,829)

Income tax benefit (expense)                              (21)          2,787
                                                    ---------       ---------
Net loss                                            $(123,811)      $ (41,042)
                                                    =========       =========

See accompanying notes.

                                innoVentry Corp.
                  Statements of Stockholders' Equity (Deficit)

                     Years ended December 31, 2000 and 1999
                        (In thousands, except share data)

                                                    CONVERTIBLE
                                                  PREFERRED STOCK                     COMMON STOCK                 ADDITIONAL
                                          -----------------------------       -----------------------------         PAID-IN
                                             SHARES            AMOUNT           SHARES            AMOUNT            CAPITAL
                                          -----------       -----------       -----------       -----------       -----------
Balance at January 1, 1999                     10,000       $        10        10,000,000       $     2,000       $    34,165
Net loss                                           --                --                --                --                --
Unrealized loss from investments                   --                --                --                --                --
Comprehensive loss                                 --                --                --                --                --
Capital contributions and
   cancellation of convertible
   preferred stock by Cash America
   International, Inc.                        (10,000)              (10)               --            34,175           (34,165)
Issuance of Series A convertible
   preferred stock in exchange for
   cash, common stock, note payable,
   assets acquired, and tax benefits
   acquired                                54,000,000                 5       (10,000,000)          (36,175)           47,606
Issuance of Series B convertible
   preferred stock for cash                 8,241,759                 1                --                --            29,999
Issuance of restricted and
   unrestricted common stock for
   cash, notes receivable and
   services                                        --                --         8,200,000                 1             1,801
Deferred stock compensation                        --                --                --                --             5,591
Amortization of deferred stock
   compensation                                    --                --                --                --                --
                                          -----------       -----------       -----------       -----------       -----------
Balance at December 31, 1999               62,241,759                 6         8,200,000                 1            84,997
Net loss                                           --                --                --                --                --
Unrealized loss from investments                   --                --                --                --                --
Comprehensive loss                                 --                --                --                --                --
Issuance of restricted and
   unrestricted common stock for
   cash and services                               --                --           569,287                --             1,256
Issuance of warrants to purchase
   common stock in exchange for
   guarantee of debt and lease line                --                --                --                --             6,352
Cancellations of stock options                     --                --                --                --            (1,226)
Repurchase of restricted stock                     --                --          (478,125)               --              (467)
Amortization of deferred stock
   compensation                                    --                --                --                --                --
Exercise of stock options                          --                --           773,574                --               169
                                          -----------       -----------       -----------       -----------       -----------
Balance at December 31, 2000               62,241,759       $         6         9,064,736       $         1       $    91,081
                                          ===========       ===========       ===========       ===========       ===========

                                            ACCUMULATED                           NOTES
                                               OTHER            DEFERRED        RECEIVABLE
                                            COMPREHENSIVE        STOCK            FROM            ACCUMULATED       DUE FROM
                                               LOSS           COMPENSATION     STOCKHOLDERS         DEFICIT         STOCKHOLDER
                                            -----------       -----------       -----------       -----------       ---------
Balance at January 1, 1999                  $        --       $        --       $        --       $    (9,146)      $  (6,637)
Net loss                                             --                --                --           (41,042)             --
Unrealized loss from investments                     (4)               --                --                --              --
Comprehensive loss                                   --                --                --                --              --
Capital contributions and
   cancellation of convertible
   preferred stock by Cash America
   International, Inc.                               --                --                --                --              --
Issuance of Series A convertible
   preferred stock in exchange for
   cash, common stock, note payable,
   assets acquired, and tax benefits
   acquired                                          --                --                --                --           6,637
Issuance of Series B convertible
   preferred stock for cash                          --                --                --                --              --
Issuance of restricted and
   unrestricted common stock for
   cash, notes receivable and
   services                                          --                --            (1,432)               --              --
Deferred stock compensation                          --            (5,591)               --                --              --
Amortization of deferred stock
   compensation                                      --             1,270                --                --              --
                                            -----------       -----------       -----------       -----------       ---------
Balance at December 31, 1999                         (4)           (4,321)           (1,432)          (50,188)             --
Net loss                                             --                --                --          (123,811)             --
Unrealized loss from investments                      4                --                --                --              --
Comprehensive loss                                   --                --                --                --              --
Issuance of restricted and
   unrestricted common stock for
   cash and services                                 --              (488)               --                --              --
Issuance of warrants to purchase
   common stock in exchange for
   guarantee of debt and lease line                  --                --                --                --              --
Cancellations of stock options                       --             1,226                --                --              --
Repurchase of restricted stock                       --                --               467                --              --
Amortization of deferred stock
   compensation                                      --             2,462                --                --              --
Exercise of stock options                            --                --                --                --              --
                                            -----------       -----------       -----------       -----------       ---------
Balance at December 31, 2000                $        --       $    (1,121)      $      (965)      $  (173,999)      $      --
                                            ===========       ===========       ===========       ===========       =========


                                                   TOTAL
                                              STOCKHOLDERS'
                                               EQUITY(DEFICIT)
                                                -----------
Balance at January 1, 1999                      $    20,392
Net loss                                            (41,042)
Unrealized loss from investments                         (4)
                                                -----------
Comprehensive loss                                  (41,046)
                                                -----------
Capital contributions and
   cancellation of convertible
   preferred stock by Cash America
   International, Inc.                                   --
Issuance of Series A convertible
   preferred stock in exchange for
   cash, common stock, note payable,
   assets acquired, and tax benefits
   acquired                                          18,073
Issuance of Series B convertible
   preferred stock for cash                          30,000
Issuance of restricted and
   unrestricted common stock for
   cash, notes receivable and
   services                                             370
Deferred stock compensation                              --
Amortization of deferred stock
   compensation                                       1,270
                                                -----------
Balance at December 31, 1999                         29,059
Net loss                                           (123,811)
Unrealized loss from investments                          4
                                                -----------
Comprehensive loss                                 (123,807)
                                                -----------
Issuance of restricted and
   unrestricted common stock for
   cash and services                                    768
Issuance of warrants to purchase
   common stock in exchange for
   guarantee of debt and lease line                   6,352
Cancellations of stock options                           --
Repurchase of restricted stock                           --
Amortization of deferred stock
   compensation                                       2,462
Exercise of stock options                               169
                                                -----------
Balance at December 31, 2000                    $   (84,997)
                                                ===========


See accompanying notes.

                                innoVentry Corp.
                            Statements of Cash Flows

                                 (In thousands)

                                                                                 DECEMBER 31,
                                                                             2000            1999
                                                                           ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                   $(123,811)      $ (41,042)
Adjustments to reconcile net loss to net cash used in operating activities:

   Depreciation and amortization                                              13,689           7,701
   Amortization of warrants issued for loan fees and loan guarantees           2,457              --
   Impairment loss on RPM equipment                                               --           4,727
   Write-off of capitalized software                                           4,855              --
   Amortization of deferred stock compensation                                 2,462           1,270
   Net gain on asset disposals                                                  (224)             --
   Changes in assets and liabilities:
     Accounts receivable                                                         261             189
     Accounts receivable from stockholder and affiliate                       (1,792)             --
     Prepaid expenses                                                         (1,194)           (170)
     Other assets                                                               (122)           (320)
     Accounts payable and accrued expenses                                    20,600           6,191
     Accounts payable to stockholder and affiliate                            (7,865)          8,390
     Due to affiliate under contract cash arrangement                             79          12,951
     Note and interest payable to stockholder                                    204             153
     Other current liabilities                                                   820             (50)
     Other noncurrent liabilities                                               (248)         (2,580)
                                                                           ---------       ---------
Net cash used in operating activities                                        (89,829)         (2,590)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of short-term investments in marketable securities                      --          (4,212)
Proceeds from sale of entertainment business                                   9,727              --
Proceeds from the sale and maturity of short-term investments in
   marketable securities                                                         997           3,010
Proceeds from insurance claim for tornado damage, net                          3,400              --
Purchase of property, equipment, internal use software, and leasehold
   improvements                                                              (55,941)        (23,735)
Purchase of capitalized software development costs                            (2,427)         (7,238)
                                                                           ---------       ---------
Net cash used in investing activities                                        (44,244)        (32,175)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings on line of credit with affiliate                    199,887          25,665
Proceeds from borrowings on capital lease obligations with affiliate          28,521           5,815
Repayment of borrowings on line of credit with affiliate                    (104,813)        (23,317)
Repayment of capital lease obligations with affiliate                         (5,214)           (200)
Proceeds from the issuance of common stock and exercise of stock
   options                                                                       937             370
Proceeds from capital contribution                                                --           2,046
Proceeds from the issuance of convertible preferred stock                         --          50,975
                                                                           ---------       ---------
Net cash provided by financing activities                                    119,318          61,354
                                                                           ---------       ---------

Net increase in cash and cash equivalents                                    (14,755)         26,589
Cash and cash equivalents, beginning of year                                  30,892           4,303
                                                                           ---------       ---------
Cash and cash equivalents, end of year                                     $  16,137       $  30,892
                                                                           =========       =========

                                innoVentry Corp.
                      Statements of Cash Flows (continued)


                                 (In thousands)

                                                                                 DECEMBER 31,
                                                                             2000           1999
                                                                           ---------      ---------
SUPPLEMENTAL DISCLOSURE
Interest paid during the period                                            $   5,254      $     537
                                                                           =========      =========
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Issuance of common stock for warrant                                       $   6,352      $      --
                                                                           =========      =========
Issuance of common stock for note receivable                               $      --      $   1,482
                                                                           =========      =========
Deferred stock compensation                                                $     488      $   5,591
                                                                           =========      =========

See accompanying notes.

                                innoVentry Corp.

                          Notes to Financial Statements

                                December 31, 2000

1. ORGANIZATION AND BUSINESS

innoVentry Corp. ("innoVentry"), formerly known as Mr. Payroll Corporation ("Mr. Payroll"), develops and provides the necessary infrastructure to operate unmanned electronic transaction devices, which are generally marketed under the brand name RPM, that combine automated check cashing, credit card cash advance, debit card withdrawal, multimedia advertising, and facial biometric customer identification capabilities with traditional automated teller machine functionality. innoVentry operates owned and leased RPMs, and sells RPMs to third parties. At December 31, 2000, innoVentry operated RPMs in 27 states.

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

innoVentry and Wells Fargo Cash Centers, Inc. ("Cash Centers"), a wholly owned subsidiary of Wells Fargo Bank, N.A. ("Wells Fargo"), entered into a joint venture, innoVisions, LLC ("innoVisions"), to develop and distribute a new generation of RPMs targeted at the entertainment industry. Cash Centers contributed its entertainment-related assets, including approximately 200 RPMs operating in entertainment establishments and an initial $1,000,000 working capital line of credit. innoVentry agreed to contribute transaction services and technology support, including a royalty-free license of its intellectual property rights used in the technology to operate the RPMs. innoVentry also agreed to provide RPMs to innoVisions at cost. During the period from May 1998 to March 9, 1999, these assets were operated through the joint venture. In March 1999, innoVisions was dissolved.

                                innoVentry Corp.

1. ORGANIZATION AND BUSINESS (CONTINUED)

In March 1999, Cash Centers obtained 27,000,000 shares of new Series A convertible preferred stock in exchange for cash consideration of $20,975,000 and certain net assets formerly used by innoVisions. Concurrent with that transaction, innoVentry issued 27,000,000 shares of new Series A convertible preferred stock to Cash America in exchange for 10,000,000 shares of its common stock, representing all of the then currently issued and outstanding common stock of innoVentry. Subsequently, Cash America assigned 10% of its shares to third parties. Upon completion of these transactions, Cash Centers and Cash America owned approximately 45% and 41%, respectively, of the outstanding stock of innoVentry.

In October 1999, innoVentry issued 8,241,759 shares of new Series B convertible preferred stock to Cash Centers, Cash America, and a strategic supplier, in exchange for cash consideration of $30,000,000. At December 31, 2000 and 1999, Cash Centers, Cash America, and the supplier owned approximately 42%, 38%, and 4%, respectively, of the outstanding stock of innoVentry.

On February 2, 2001, innoVentry issued 80,312,386 shares of Series C convertible preferred stock to related parties in exchange for cash consideration of approximately $77,464,000 and the cancellation of approximately $38,270,000 of indebtedness. In addition, innoVentry renegotiated its line of credit, contract cash and lease finance arrangements with Wells Fargo (See Note 4 -Debt Obligations). These transactions are referred to herein as the Series C Financing. Concurrent with the Series C Financing, innoVentry also entered into a technology and knowledge-sharing agreement with Capital One, a stockholder (See Note 7 - Stock-Based Compensation). Subsequent to these transactions, Capital One, Cash Centers, and Cash America owned approximately 24%, 37% and 19%, respectively, of innoVentry's outstanding stock.

innoVentry has experienced operating losses since 1996 and had a working capital deficit and net capital deficit at December 31, 2000. innoVentry expects to incur substantial losses for at least the next year. Since its formation, innoVentry has raised capital through private placements of convertible preferred stock. Future capital requirements, however, depend on many factors, including innoVentry's ability to execute its business plan. innoVentry may need to raise additional capital through the issuance of debt or equity securities. There can be no assurance that innoVentry will be able to raise additional financing, or that such financing will be available to innoVentry on acceptable terms.

                                innoVentry Corp.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, cash and checks held by third party vendors for RPM operations, demand deposits with financial institutions, and cash and checks held by the Company under a contract cash arrangement. At December 31, 2000 and 1999, cash held by third party vendors was $3,839,000 and $5,464,000, respectively, and cash held under a contract cash arrangement totaled $13,030,000 and $12,951,000, respectively (see Note 4 - Debt Obligations). innoVentry considers all highly liquid investments with maturity of three months or less from the date of purchase to be cash equivalents. The carrying amount reported in the balance sheet for cash and cash equivalents approximates fair value.

Property, Equipment, Internal Use Software, and Leasehold Improvements

Property, equipment, internal use software, and leasehold improvements are recorded at the lower of cost or fair value, less accumulated depreciation and amortization. Depreciation on property and equipment, including assets held under capital lease obligations, is computed using the straight-line method over the estimated useful lives of the assets, which range from 3 to 5 years. Internal use software is accounted for in accordance with Statement of Position No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP No. 98-1") and is amortized on a straight-line basis over estimated useful lives of 3 to 5 years. Leasehold improvements are amortized on a straight-line basis over the shorter of the asset's useful life or corresponding lease term.

                                innoVentry Corp.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Capitalized Software Development Costs

innoVentry accounts for the cost of developing software to be used in connection with the RPM machines in accordance with Statement of Financial Accounting Standard ("SFAS") No. 86, "Accounting for the Cost of Computer Software to Be Sold, Leased, or Otherwise Marketed," under which certain computer software development costs incurred subsequent to the establishment of technological feasibility are capitalized and amortized over the estimated lives of the related products. Technological feasibility is established upon the completion of a working model. Amortization of capitalized computer software development costs begins when a project is available for use and is computed using the straight-line method, on a project-by-project basis, over the remaining estimated economic life of the software.

During the year ended December 31, 2000, innoVentry significantly modified the scope of its software development project. As a result of this modification, innoVentry wrote-off $4,855,000 in previously capitalized software development costs. innoVentry was able to utilize a portion of the code from the previous software product to accelerate the development of a replacement software product. The new software product reached technological feasibility in September 2000, and innoVentry has capitalized subsequent software development costs of $2,427,000, which will be amortized over a four-year period beginning on the date of release. For the year ended December 31, 1999, innoVentry capitalized $7,238,000, of costs related to software development and recorded related amortization of $4,114,000. During the year ended December 31, 1999, innoVentry changed the estimated useful life of certain capitalized software development costs from 5 years to 2 years, which increased the related amortization expense by approximately $1,463,000.

Revenue Recognition

innoVentry recognizes fee revenue from transactions conducted through innoVentry and third party-owned RPMs. Financial services fees are based on a flat usage fee or a percentage of the transaction value. Check cashing fees and credit card cash advance fees are based on a percentage of the transaction value. All fee revenue is recognized at the time service is rendered. innoVentry allocates a portion of its revenue to channel partners under the terms of revenue sharing arrangements based on the volume and nature of transactions conducted by innoVentry through RPMs located on the channel partner's premises.

                                innoVentry Corp.
                    Notes to Financial Statements (continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue Recognition (continued)

innoVentry sells machines to third parties and receives fees related to services provided to purchasers of these machines, including post-contract customer support. Machine sales revenue less the cost of the machines is deferred and amortized over the contractual service period. During the years ended December 31, 2000 and 1999, innoVentry did not have significant machine sales.

Stock-Based Compensation

SFAS No. 123, "Accounting for Stock-Based Compensation," encourages but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. innoVentry has chosen to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," ("APB Opinion No. 25") and related interpretations. For equity instruments granted to non-employees, innoVentry follows the guidance provided by Emerging Issues Task Force Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services" ("EITF Issue No. 96-18").

Segment Reporting

SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" establishes standards for disclosures about operating segments, products and services, geographic areas, and major customers. innoVentry has determined that it has one operating and reportable segment, which is the development, operation, and sale of RPMs that provide check cashing, credit card cash advance, debit card withdrawal, and other financial services. innoVentry markets its products in the United States through its direct sales force. Revenues are generated by users in the United States.

Advertising Expenses

innoVentry expenses the costs of advertising, including promotional expenses, as incurred. For the years ended December 31, 2000 and 1999, innoVentry recognized advertising expenses of $5,589,000 and $613,000, respectively, which were included in "Sales and marketing" expenses in the accompanying Statements of Operations.

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

For the periods prior to March 9, 1999, innoVentry was included in the consolidated federal income tax return, and in certain consolidated and combined state and local income tax returns, filed by Cash America. For periods beginning and subsequent to March 9, 1999, innoVentry has filed separate federal and certain separate state and local tax returns according to the taxable activity of its operations. Pursuant to the terms of innoVentry's tax matters agreement with Cash America, any reduction of consolidated federal income tax liability that Cash America realizes as a result of innoVentry's net operating losses prior to March 9, 1999 are not to be treated as a benefit payable from Cash America to innoVentry.

Concentration of Credit Risk

Financial instruments that potentially expose innoVentry to concentrations of credit risk consist primarily of demand deposits with financial institutions, short-term investments and trade accounts receivable. innoVentry invests cash that is not required for immediate operating needs in a diversified portfolio of financial instruments issued by institutions with investment grade credit ratings. innoVentry limits the amount of credit exposure to any one type of investment. Cash, cash equivalents and short-term investments are deposited with Wells Fargo. These securities generally mature within one year and, therefore, bear minimal risk. innoVentry has not realized any significant losses on these investments nor has it realized any significant credit losses from its accounts receivable.

                                innoVentry Corp.
                    Notes to Financial Statements (continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

New Accounting Standards

SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", and its amendments, SFAS 137 and 138, establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that derivatives be recognized on the balance sheet at fair value and specifies the accounting for changes in fair value. innoVentry does not currently engage in hedging activities and does not hold any derivative financial instruments. Accordingly, innoVentry's adoption of SFAS 133, as amended, on January 1, 2001, had no impact on the Company's financial position or operations.

3. PROPERTY, EQUIPMENT, INTERNAL USE SOFTWARE, AND LEASEHOLD IMPROVEMENTS

The following is a summary of property, equipment, internal use software, and leasehold improvements (in thousands):

                                                               DECEMBER 31,
                                                           2000           1999
                                                        --------       --------
RPM equipment                                           $ 35,672       $ 11,731
RPM - assembly-in-process                                 16,122          8,295
Computer equipment, office equipment, and vehicles         8,006          3,829
Leasehold improvements                                     3,794          3,169
Leasehold improvements - work-in-process                   4,005             --
Internal use computer software                             4,397          1,985
                                                        --------       --------
                                                          71,996         29,009
Accumulated depreciation and amortization                 (9,756)        (3,364)
                                                        --------       --------
                                                        $ 62,240       $ 25,645
                                                        ========       ========

Computer equipment, office equipment, vehicles, and RPM equipment include assets held under capital lease obligations with a cost basis of $32,684,000 and $5,958,000 at December 31, 2000 and 1999, respectively. Accumulated depreciation and amortization includes depreciation related to capital leased assets of $3,507,000 and $417,000 at December 31, 2000 and 1999, respectively.

RPM - assembly-in-process includes subassembly components for RPMs that are available-for-sale or use by innoVentry which have not yet been put into service. As such, no depreciation expense has been recorded related to this equipment.

                                innoVentry Corp.
                    Notes to Financial Statements (continued)

3. PROPERTY, EQUIPMENT, INTERNAL USE SOFTWARE, AND LEASEHOLD IMPROVEMENTS (CONTINUED)

For the years ended December 31, 2000 and 1999, innoVentry capitalized $1,063,000 and $624,000 of costs related to internal use software and recognized related amortization of $144,000 and $75,000, respectively.

innoVentry periodically evaluates the carrying amount of its long-lived assets and applies the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 121 requires long-lived assets and certain identifiable intangibles to be held and used or disposed of by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

During the year ended December 31, 1999, innoVentry determined that certain RPM equipment and RPM assembly-in-progress would not support future technological requirements. innoVentry recognized the impairment of those assets by adjusting the cost basis of the equipment scheduled for trade-in to reflect current market value and recorded an impairment loss on RPM equipment of $4,727,000 during the year ended December 31, 1999.

4. DEBT OBLIGATIONS

Line of Credit with Affiliate

Under a revolving secured credit agreement with Wells Fargo, innoVentry can borrow up to $62,000,000 at December 31, 2000. Interest is payable monthly at one of the following rates: base rate (the greater of 1% below the prime rate or 0.5% below the Federal Funds rate), one-month LIBOR, three-month LIBOR or six-month LIBOR. The credit facility matures in February 2001 and is guaranteed by Wells Fargo & Co. At December 31, 2000, there was $61,500,000 outstanding on the line of credit. In addition to the amount owed pursuant to the credit facility, innoVentry had overdrafted its depository accounts by approximately $35,922,000 at December 31, 2000. This overdraft was settled with the proceeds of the Series C Financing in February 2001.

                                innoVentry Corp.
                    Notes to Financial Statements (continued)

4. DEBT OBLIGATIONS (CONTINUED)

Line of Credit with Affiliate (continued)

Throughout the year ending December 31, 2000, innoVentry and Wells Fargo signed several new amendments to the existing credit agreement to increase the aggregate amount of borrowings available under the line of credit from $8,000,000 at December 31, 1999 to $62,000,000 at December 31, 2000, guarantee indebtedness of innoVentry up to $64,955,000 by Wells Fargo & Co. and extend the maturity to January 2001. In consideration for these amendments, innoVentry granted Wells Fargo & Co., or its assigns, warrants to purchase up to 1,197,630 shares of innoVentry common stock at $0.01 per share and paid arrangement fees of $284,375 to Wells Fargo. The estimated fair value of the warrants was $2,168,000. The warrants were fully vested, non-forfeitable and exercisable at the date of grant and expire in 2010. The arrangement fees and estimated fair value of the warrants was amortized to interest expense over the term of the related amendments.

In connection with the Series C Financing effective February 2, 2001, Wells Fargo cancelled $35,000,000 of debt payable by innoVentry under the revolving secured credit agreement in exchange for 24,283,632 shares of Series C convertible preferred stock. In addition, innoVentry and Wells Fargo entered into a new amended and restated credit agreement (the "Restated Credit Agreement"), which provides for up to $55,000,000 in aggregate secured borrowings and matures on April 30, 2002. Upon the occurrence of certain events, including innoVentry's election, an asset sale with cash proceeds greater than $1,000,000, or incurrence of other indebtedness (other than that provided for in the Restated Credit Agreement), the commitment amount may be reduced to an amount not less than $15,000,000. The terms of the revolving secured credit agreement establish certain limitations on indebtedness, liens, mergers and acquisitions, asset sales and investments. Under the terms of the Restated Credit Agreement, interest is payable monthly at the one of the following rates: base rate (the greater of 1.00% below the (a) prime rate or (b) the Federal Funds rate plus 0.5%) or Wells Fargo's Eurodollar Rate (one-month LIBOR divided by 1.0 less the LIBOR reserve Requirement) plus 0.75%. innoVentry paid an arrangement fee of $150,000 related to Restated Credit Agreement.

                                innoVentry Corp.
                    Notes to Financial Statements (continued)

4. DEBT OBLIGATIONS (CONTINUED)

Due to Affiliate Under Contract Cash Arrangement

Under a contract cash arrangement, Wells Fargo supplies all cash requirements for RPMs in substantially all locations where Wells Fargo is able to transact operations. The cash remains the property of Wells Fargo until dispensed from the machine through cash withdrawal transactions. Once the customer transactions are processed by various third party processors with which innoVentry contracts, reimbursements of amounts withdrawn and related fees are deposited by the third party processors into innoVentry's demand deposit accounts. innoVentry then reimburses Wells Fargo for the amounts withdrawn. The arrangement expires in June 2001 and is renewable by either party for one-year intervals. The arrangement is cancelable with 90-day notice after the initial term by either innoVentry or Wells Fargo. The arrangement requires monthly interest payments based on rates ranging from 1% to the Federal Funds rate plus 50 basis points on average daily cash balance. At December 31, 2000 and 1999, cash in innoVentry's demand deposit accounts due but not yet remitted to Wells Fargo under the arrangement was $13,030,000 and $12,951,000, respectively. For the years ended December 31, 2000 and 1999, interest expense incurred related to the arrangement was $1,349,000 and $389,000, respectively, and is included in "Interest expense" in the accompanying Statements of Operations.

In conjunction with the Series C Financing, Wells Fargo and innoVentry entered into a Restructured RPM Funding Arrangement (the "RPM Funding Arrangement"), which expires on April 30, 2002. Under the terms of the RPM Funding Arrangement, Wells Fargo will provide up to $750,000,000 of currency for use in innoVentry's network of RPM machines, subject to certain per machine cash limitations. The RPM Funding Arrangement requires a monthly fee based on rates ranging from 1.00% to the Federal Funds rate plus 50 basis points based on the average daily cash balance. The terms of the RPM Funding Arrangement also provide for the establishment of a restricted deposit account in Wells Fargo's name for the processing and collection of checks deposited into the RPMs.

                                innoVentry Corp.
                    Notes to Financial Statements (continued)

4. DEBT OBLIGATIONS (CONTINUED)

Note Payable to Stockholder

During 1999, innoVentry executed a note payable in the amount of $2,900,000 to Cash America. The note accrues interest at 7.0% annually. At December 31, 2000 and 1999, accrued interest related to the note payable to stockholder of $357,000 and $153,000, respectively, was included within "Note and interest payable to stockholder" in the accompanying Balance Sheets.

In conjunction with the Series C Financing, Cash America cancelled this note payable and accrued interest in exchange for 2,269,066 shares of innoVentry's Series C convertible preferred stock.

5. COMMITMENTS AND CONTINGENCIES

Lease Commitments

innoVentry leases facilities and equipment under non-cancelable operating and capital lease agreements that expire through October 2010. For the years ended December 31, 2000 and 1999, innoVentry recorded rent expense related to operating leases on facilities of $4,425,000 and $1,320,000, respectively, included in "Operations" expense in the accompanying Statements of Operations. Certain facility leases entered into by innoVentry contain options that may extend the lease term beyond the initial commitment period, subject to terms agreed to at lease inception. For operating leases that contain predetermined fixed escalations of minimum rentals, innoVentry recognizes the related rental expense on a straight-line basis and records the difference between the recognized rental expense and amounts payable under the leases as deferred rent. At December 31, 2000 and 1999, this liability amounted to $551,000 and $147,000, respectively, and is included in "Other non-current liabilities" in the accompanying Balance Sheets.

Effective October 1, 2000, innoVentry entered into a new lease agreement for office space. The lease is secured by a $2,800,000 irrevocable letter of credit issued by Wells Fargo. In conjunction with the facility lease, innoVentry placed cash of $208,000 and 268,000 shares of common stock in escrow for the benefit of the lessor. The shares were to be released to the lessor upon achievement of certain milestones documented in the lease. On February 1, 2001, the shares were released from escrow into the custody of the lessor. The estimated fair market value of the common shares was $488,000 which will be recognized as rent expense.

                                innoVentry Corp.
                    Notes to Financial Statements (continued)

5. COMMITMENTS AND CONTINGENCIES (CONTINUED)

Lease Commitments (continued)

innoVentry has entered into a master lease facility with Wells Fargo Equipment Finance, Inc., guaranteed by Wells Fargo & Company, which provides for the sale to Wells Fargo Equipment Finance, Inc. and lease back of up to $17,000,000 of RPM equipment by innoVentry. In conjunction with the Series C Financing, Wells Fargo Equipment Finance increased this lease line commitment from $17,000,000 to $85,050,000. The new lease line commitment is available until April 30, 2002. The lease arrangements are secured by pledges of all equipment leased under the arrangements. Principal and interest are payable monthly at rates ranging between 1% to 2% above the 5-year treasury note rate and are fixed at the time of financing for 5 year terms each. During the years ended December 31, 2000 and 1999, $8,906,000 and $5,751,000 of equipment to be used by innoVentry in ongoing operations was sold and leased back under this facility.

innoVentry has also entered into a master lease facility with Diebold Credit Corporation ("Diebold") that allows innoVentry to lease from Diebold up to $56,700,000 of RPM equipment. The lease arrangements are secured by pledges of all equipment leased under the arrangements. Principal and interest are payable monthly at various rates and are fixed at the time of each financing for a term of 63 months. During the year ended December 31, 2000, $17,536,000 of equipment to be used by innoVentry in ongoing operations was leased under this facility.

As consideration for guaranteeing payments under the aforementioned lease with Diebold, innoVentry granted to Wells Fargo & Co. warrants for the purchase of 4,000,000 shares of common stock at $0.01 per share. The warrants were fully vested, non-forfeitable and exercisable at the date of grant and expire in 2010. The estimated fair value of these warrants was $4,196,000 on the date of grant, which is being amortized over the lease term as a component of interest expense.

                                innoVentry Corp.
                    Notes to Financial Statements (continued)

5. COMMITMENTS AND CONTINGENCIES (CONTINUED)

Lease Commitments (continued)

The following is a summary of future minimum rental commitments for non-cancelable leases at December 31, 2000 (in thousands):

                                                         CAPITAL LEASES      OPERATING LEASES
                                                         --------------       --------------
2001                                                     $        5,742       $        3,653
2002                                                              7,877                3,522
2003                                                              8,024                3,488
2004                                                              9,081                3,422
2005                                                              7,920                3,427
Thereafter                                                          294               15,937
                                                         --------------       --------------
                                                         $       38,938       $       33,449
                                                                              ==============
Less: Amount representing interest                               (8,149)
                                                         --------------
Present value of net minimum capital lease payments      $       30,789
                                                         ==============

Purchase Commitments

During the years ended December 31, 2000, and 1999 innoVentry purchased $13,847,000 and $14,088,000, respectively, of RPM components and services from Diebold, a significant investor in innoVentry's Series B convertible preferred stock that was issued in October 1999. At December 31, 1999 $7,777,000 was due to Diebold and is included in "Accounts payable to stockholder and affiliate" in the accompanying Balance Sheet. At December 31, 1999, innoVentry had remaining purchase commitments of approximately $26,853,000 with Diebold. This purchase commitment was fulfilled during the year ended December 31, 2000 through the aforementioned purchase and activity under the Diebold master lease facility. Additionally, at December 31, 2000, and 1999, innoVentry had firm purchase commitments with various other equipment suppliers totaling $3,000,000 and $7,290,000, respectively.

                                innoVentry Corp.
                    Notes to Financial Statements (continued)

5. COMMITMENTS AND CONTINGENCIES (CONTINUED)

Claims and Legal Proceedings

innoVentry is party to various claims, investigations, and legal proceedings arising out of the normal course of its business. While there can be no assurance that an adverse determination of any such matters could not have a material adverse impact in any future period, management does not believe, based upon information known to it, that the final resolution of any of these matters will have a material adverse effect upon innoVentry's financial position and annual results of operations and cash flows.

6. STOCKHOLDERS' EQUITY (DEFICIT)

Effective January 1, 1999, Cash America returned 1,500 shares of Series A preferred stock and 8,500 shares of Series B preferred stock to innoVentry. This represented all of the issued and outstanding preferred stock of innoVentry, and the return of this preferred stock was recorded as additional paid-in capital on the common stock held by Cash America. No additional shares of common stock were issued in exchange for the contributed preferred stock.

In March 1999, innoVentry's Board of Directors eliminated the then-existing designation of Series A and Series B preferred stock. The Board of Directors of innoVentry authorized new Series A and Series B convertible preferred stock ("Preferred Stock") on March 9, 1999, and September 29, 1999, respectively.

On February 2, 2001, innoVentry's Board of Directors amended the articles of incorporation and increased the aggregate number of shares authorized from 162,241,759 shares to 691,241,759 shares consisting of 400,000,000 shares of common stock and 291,241,759 shares of Preferred Stock. Four series of Preferred Stock have been designated: Series A Preferred Stock (54,000,000 shares), Series B Preferred Stock (8,241,759 shares), Series C Preferred Stock (175,000,000 shares) and Series D Preferred Stock (54,000,000 shares). Subsequent to the Series C Financing, 152,540,269 shares of Preferred Stock are issued and outstanding and are comprised of Series A Preferred Stock (54,000,000 shares), Series B Preferred Stock (8,241,759 shares) and Series C Preferred Stock (80,298,510 shares). No Series D Preferred Stock is outstanding. The description of the preferred stock terms that follows reflect the terms established in the articles of incorporation dated February 2, 2001.

                                innoVentry Corp.
                    Notes to Financial Statements (continued)

6. STOCKHOLDERS' EQUITY (DEFICIT) (CONTINUED)

The Series C and D Preferred Stock shareholders are entitled to receive liquidation preference prior and in preference to any distribution to the holders of Series A and B Preferred Stock, and the common shareholders in an amount equal to all declared but unpaid dividends, if any, plus $1.4413 per share of Series C and Series D Preferred Stock, respectively, adjusted for any combinations, consolidations, stock distributions or dividends. After payment of the full liquidation preference, holders of the Series A and Series B Preferred Stock are entitled to receive liquidation preference prior and in preference to any distribution to the holders of common stock in an amount equal to all declared but unpaid dividends, if any, plus $1.00 and $3.64 per share of Series A and Series B Preferred Stock, respectively, adjusted for any combinations, consolidations, stock distributions or dividends. The liquidation preference for Series A and Series B Preferred Stock was $84,000,000 at December 31, 2000 and 1999.

If the distributable assets are insufficient to permit payment to the Series C and D Preferred Stock shareholders of their preferential amount, then the entire amount of distributable assets, shall be distributed pro rata among the Series C and D Preferred Stock shareholders in proportion to their respective preferential amounts. Similarly, if the remaining distributable assets are insufficient to permit payment to the Series A and B Preferred Stock shareholders of their preferential amount, then the entire amount of distributable assets, shall be distributed pro rata among the Series A and B Preferred Stock shareholders in proportion to their respective preferential amounts.

Following the payment of such liquidation preferences, the remaining assets, if any, will be available for distribution to the holders of innoVentry's common stock and preferred stock pro rata based on the number of shares of common stock held by each shareholder determined on as as-if-converted basis.

                                innoVentry Corp.
                    Notes to Financial Statements (continued)

6. STOCKHOLDERS' EQUITY (DEFICIT) (CONTINUED)

Each share of Series A, Series B and Series C Preferred Stock is convertible at the option of the shareholder at any time after the date of issuance into common stock of innoVentry on a one-for-one basis subject to adjustment for subsequent common stock splits, dividends, distributions, or subdivisions. The Series D Preferred Stock is not convertible at the option of the holder. Each share of Preferred Stock, including the Series D Preferred Stock, will automatically convert into common stock, on the same basis as a voluntary conversion, upon the occurrence of the earlier of an initial public offering of at least 15% of the outstanding shares of common stock on a fully diluted, as-converted basis, that will yield proceeds (net of any underwriter discounts, concessions or commissions) to innoVentry in excess of $71,000,000, a sale of all or substantially all of innoVentry's assets, or the acquisition by another entity, that results in proceeds of $476,000,000 or more, or the date specified by agreement of the holders of at least 66 2/3% of voting power of the then-outstanding shares of Preferred Stock, with each series voting as a separate class.

Each holder of Series A, Series B and Series C Preferred Stock is entitled to the number of votes equal to the number of shares of common stock into which such shares of preferred stock held by such holder could then be converted. The Series A, Series B and Series C Preferred Stock and common stock shall vote together and not as separate classes. The Series D Preferred Stock is non-voting.

Holders of the Series C and Series D Preferred Stock are entitled to receive cumulative cash dividends at an annual rate of $0.1128 per share accruing from the date of issuance. Such dividends will be due and payable when and if declared by the Board of Directors and at any time two years after the date of first issuance upon a redemption request of the holders of at least 60% of the shares of Series C and Series D Preferred Stock then outstanding, and immediately prior to the payment of any dividend on shares of common stock or Series A, or Series B Preferred Stock, or certain other events. Holders of the Series A and Series B Preferred Stock and Common Stock are entitled to receive dividends as and when declared by the Board of Directors to the extent permitted by law.

                                innoVentry Corp.
                    Notes to Financial Statements (continued)

6. STOCKHOLDERS' EQUITY (DEFICIT)  (CONTINUED)

During 1999, innoVentry sold 8,200,000 shares of common stock to certain members of management and advisors to innoVentry at prices ranging from $0.20 to $1.82 per share. Of these 8,200,000 shares, 6,600,000 shares were financed using notes receivable from stockholders. These full recourse notes receivable bear interest at a range from 4.83% to 5.22% and are due the earlier of five years after grant, voluntary resignation, sale or liquidation of holder, or one year after an initial public offering. As of December 31, 2000, and 1999, the balance of this account is $965,000 and $1,432,000, respectively, and is classified as "Notes receivable from stockholders" in the accompanying Balance Sheets.

Also included in the 8,200,000 shares sold during the year ended December 31,1999 are 7,200,000 shares which are subject to innoVentry's right to repurchase at the original issuance price. During the year ended December 31, 2000, innoVentry sold an additional 200,000 shares to a service provider for a purchase price of $1.82 per share. Those shares of common stock are subject to innoVentry's right to repurchase at the original issuance price. innoVentry's repurchase rights lapse over a four-year period subject to the purchaser's continued status as a service provider. During 2000, innoVentry exercised its right to repurchase 478,125 shares by canceling the related note receivable from an employee who left innoVentry. At December 31, 2000 and 1999, 1,387,500 shares and 4,558,333 shares, respectively, remain subject to repurchase.

7. STOCK-BASED COMPENSATION

Under the 1999 Stock Plan (the "Plan"), innoVentry grants restricted common stock purchase rights and options to purchase shares of its common stock to employees, officers, and directors of innoVentry. At December 31, 2000 innoVentry has reserved 19,450,000 shares of common stock for issuance through the Plan. At December 31, 2000, 10,328,000 shares were available for future grants under the Plan. The Board of Directors administers the Plan and may award a number of forms of stock-based compensation to eligible participants including incentive and nonqualified stock options that vest over a four-year period and have a ten-year contractual life. Restricted stock purchase rights may also be granted under the Plan, and these rights vest over a three year period.

                                innoVentry Corp.
                    Notes to Financial Statements (continued)

7. STOCK-BASED COMPENSATION  (CONTINUED)

The following summarizes stock option activity and related information during the period from Plan inception to December 31, 2000:


                                                                       WEIGHTED AVERAGE
                                                      SHARES            EXERCISE PRICE
                                                   --------------       --------------
Outstanding at March 9, 1999 (Plan inception)                  --       $           --
  Granted                                               8,271,000                 0.51
  Forfeited                                              (433,000)                0.21
                                                   --------------
Outstanding at December 31, 1999                        7,838,000                 0.53
  Granted                                               8,038,000                 1.49
  Forfeited                                            (5,980,000)                1.05
  Exercised                                              (774,000)                0.22
                                                   --------------       --------------
Outstanding at December 31,2000                         9,122,000       $         0.99
                                                   ==============       ==============

A summary of stock options outstanding and exercisable under the Plan at December 31, 2000 follows:

                                                  WEIGHTED
                                                  AVERAGE
                                SHARES            REMAINING           SHARES
  EXERCISE PRICES             OUTSTANDING      CONTRACTUAL LIFE     EXERCISABLE
-----------------             -----------      ----------------     ------------
     $0.20                      3,170,000         8.36 years          1,308,100
     $1.06                      3,263,000         9.82 years                 --
     $1.82                      2,689,000         9.31 years            114,000
                              -----------                           -----------
                                9,122,000                             1,422,100
                              ===========                           ===========

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

                                innoVentry Corp.
                    Notes to Financial Statements (continued)

7. STOCK-BASED COMPENSATION (CONTINUED)

The fair value of options awarded for the purpose of the alternative fair value disclosures required by SFAS No. 123 was estimated as of the dates of grant and was determined using the Black-Scholes model with risk-free interest rates ranging from 6.00% to 6.38% and from 5.28% to 6.38% during 2000 and 1999, respectively, and with expected lives of 7 years, expected volatility of 60%, and a dividend yield of zero. The weighted average fair value of the options granted was $0.99 and $0.75 during 2000, and 1999, respectively. The estimated fair value of the options is amortized to expense over the options' vesting periods. For the years ended December 31, 2000 and 1999, pro forma net loss would have increased to $125,601,150 and $41,442,000, respectively, if compensation cost associated with innoVentry's stock-based compensation plans had been determined using the Black-Scholes model described above.

In connection with stock option grants to employees and restricted stock granted to directors during the year ended December 31, 1999, innoVentry recorded deferred stock compensation of $5,591,000, representing the difference between the exercise price and the deemed fair value of innoVentry common stock on the date such stock options and restricted stock were granted. No deferred stock compensation was recorded during the year ended December 31, 2000. Such amounts are included as a reduction of stockholders' equity and are being amortized to operations on a graded vesting method over the related vesting period of each respective option or purchase right. During the years ended December 31, 2000 and 1999, innoVentry recorded amortization of deferred stock compensation expense of $2,462,000 and $1,270,000, respectively. At December 31, 2000 and 1999, $1,121,000 and $4,321,000, respectively, of deferred stock compensation remained unamortized.

During 1999, innoVentry also issued non-employee stock purchase rights totaling 1,100,000 shares of common stock outside of the Plan at $0.20 per share. During the year ended December 31, 1999 innoVentry recorded stock compensation in the amount of $98,000, based upon the estimated fair value at the date of issuance calculated in accordance with EITF Issue No. 96-18. At December 31, 1999, $876,000 of deferred stock compensation remained unamortized.

In conjunction with the Series C Financing and the technology and knowledge-sharing agreement entered into with Capital One, innoVentry issued Capital One warrants to purchase 84,404,884 shares of common stock at prices ranging from $0.01 per share to $2.8826 per share. The warrants were fully vested, non-forfeitable and exercisable at the date of grant, and expire between the years 2006 and 2011.

                                innoVentry Corp.
                    Notes to Financial Statements (continued)

8. INCOME TAXES

The significant components of the benefit for income taxes are as follows (in thousands):

                                              YEAR ENDED DECEMBER 31,
                                              2000             1999
                                           ----------       ----------
 Current:
   Federal                                 $       --       $      321
   State                                           21              143
                                           ----------       ----------
                                                   21              464
 Deferred:
   Federal                                         --           (3,251)
   State                                           --               --
                                           ----------       ----------
                                                   --           (3,251)
                                           ----------       ----------
 Total income tax provision (benefit)      $       21       $   (2,787)
                                           ==========       ==========

The 1999 benefit for income taxes results in an effective tax rate that differs from the federal statutory rate primarily due to nondeductible goodwill amortization, non-deductible deferred stock compensation expense, and an increase in the valuation allowance amortization for deferred tax assets. The deferred tax benefit results from a reduction in beginning of the year net deferred tax liability balances.

The 2000 provision for income taxes results in an effective tax rate that differs from the federal statutory rate primarily due to state taxes, non-deductible deferred stock compensation, non-deductible interest expense, and an increase in the valuation allowance.

                                innoVentry Corp.
                    Notes to Financial Statements (continued)

8. INCOME TAXES (CONTINUED)

At December 31, the significant components of the deferred tax liabilities and assets were as follows (in thousands):

                                                        DECEMBER 31,
                                                   2000             1999
                                                ----------       ----------
   Deferred tax assets:
         Net operating loss carry forwards      $   57,697       $   15,126
         Reserves and allowances                       961            1,378
         Intangible assets                             120              129
         Other, net                                    161              245
                                                ----------       ----------
   Total deferred tax assets                        58,939           16,878
   Deferred tax liabilities:
         Property and equipment                 $      600       $      474
         Software development costs                  2,547            4,300
                                                ----------       ----------
   Total deferred tax liabilities                    3,147            4,774
   Valuation allowance                             (55,792)         (12,104)
                                                ----------       ----------
   Net deferred tax assets                      $       --       $       --
                                                ==========       ==========

Deferred tax assets are recognized to the extent management believes, based on available evidence, that it is more likely than not that they will be realized. Due to the uncertainty surrounding innoVentry's ability to realize benefits associated with its net operating losses, a valuation allowance was established against its net deferred tax assets. During the year ended December 31, 2000, the valuation allowance increased by $43,688,000.

At December 31, 2000, innoVentry had federal net operating loss carryforwards of approximately $153,000,000, which expire in the years 2009 to 2020. innoVentry has state net loss carryforwards of lesser amounts that expire in the years 2004 to 2020. Due to ownership changes, these carry forwards are subject to substantial annual limitations as provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation could result in the expiration of a significant portion of the net operating losses before full utilization.

                                innoVentry Corp.
                    Notes to Financial Statements (continued)

9. RETIREMENT SAVINGS PLAN

innoVentry maintains an employee savings and retirement plan that is intended to be qualified under Section 401(k) of the Internal Revenue Code and is available to substantially all full-time employees of innoVentry. The plan provides for tax-deferred salary deductions and after-tax employee contributions. Contributions include employee salary deferral contributions and discretionary employer contributions. For the years ended December 31, 2000 and 1999, employer discretionary contributions totaled $283,000 and $104,000, respectively, and are included in "General and Administrative" expenses in the accompanying Statement of Operations.

10. FAIR VALUE OF FINANCIAL INSTRUMENTS

At December 31, 2000 and 1999, the carrying value of innoVentry's financial instruments approximated their fair values. These financial instruments include cash and cash equivalents, short-term investments in marketable securities, accounts receivable, accounts payable and accrued expenses, accounts payable to stockholder and affiliate, borrowings under the line of credit with affiliate, amounts due to affiliate under contract cash arrangement, and certain other assets and liabilities that are considered financial instruments. Carrying values were estimated to approximate fair values for these financial instruments, as they are short-term in nature and are receivable or payable on demand.

The fair value of innoVentry's note and interest payable to stockholder and capital lease obligations with affiliate were estimated using a discounted cash flow model and a discount rate based on yields appropriate for the risks related to the financial instruments. The fair values of the line of credit and capital lease obligations with affiliate approximate their carrying values.

                         Report of Independent Auditors

The Board of Directors
innoVentry Corp.

We have audited the accompanying balance sheets of innoVentry Corp. as of December 31, 2000 and 1999, and the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of innoVentry Corp. at December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.


/s/ Ernst & Young LLP


San Francisco, California
March 9, 2001

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
                                                                                    ========

                 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
                     THE CONSOLIDATED FINANCIAL STATEMENTS.

                             MR. PAYROLL CORPORATION
                      CONSOLIDATED STATEMENT OF OPERATIONS
                          YEAR ENDED DECEMBER 31, 1998
                                 (In thousands)


Revenue
      Royalties and check cashing fees           $  3,186
      Check cashing machine sales                   2,044
      Franchise sales                                  47
                                                 --------
          Total Revenue                             5,277

Operating expenses and costs:
      Cost of machines sold                         1,885
      Operations                                    4,904
      Selling and administration                    6,978
      Depreciation and amortization                   911
                                                 --------

          Total operating expenses and costs       14,678
                                                 --------

Loss from operations                               (9,401)

      Interest expense, net                            25

      Other expense                                    72
                                                 --------

Loss before income taxes                           (9,498)

      Income tax benefit                           (3,126)
                                                 --------

Net loss                                         $ (6,372)
                                                 ========


                 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
                     THE CONSOLIDATED FINANCIAL STATEMENTS.

                             MR. PAYROLL CORPORATION
            CONSOLIDATED STATEMENT OF SHAREHOLDER'S EQUITY (DEFICIT)
                          YEAR ENDED DECEMBER 31, 1998
                        (In thousands, except share data)

                                          Preferred Stock
                             -----------------------------------------
                                 Series A                Series B            Common Stock        Additional                Due From
                             ------------------      -----------------  ----------------------    Paid-in    Accumulated    Parent
                             Shares     Amount       Shares     Amount    Shares       Amount      Capital     Deficit      Company
                             -----      -------      ------     ------  ----------     -------   ----------  -----------   ---------
Balance, December 31, 1997   1,500      $     2       8,500     $  8    10,000,000     $ 2,000     $10,620     $(2,774)     $(1,822)

Preferred stock issued                                   --       --                                23,545


Net loss                                                                                                        (6,372)


Due from parent company                                                                                                      (4,815)
                             -----      -------       -----     -----   ----------     -------     -------     -------      -------
Balance, December 31, 1998   1,500      $     2       8,500     $   8   10,000,000     $ 2,000     $34,165     $(9,146)     $(6,637)
                             =====      =======       =====     =====   ==========     =======     =======     =======      =======


                 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
                     THE CONSOLIDATED FINANCIAL STATEMENTS.

                             MR. PAYROLL CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                          YEAR ENDED DECEMBER 31, 1998
                                 (In thousands)


Cash flows from operating activities:
     Reconciliation of net loss to net cash
     used by operating activities--
         Net loss                                          $ (6,372)
         Adjustments to reconcile net loss to net cash
         used in operating activities:
            Depreciation and amortization                       911
            Loss on disposal of property and equipment           89
            Changes in assets and liabilities--
                Accounts receivable                            (414)
                Inventories                                    (458)
                Prepaid expenses and other                     (262)
                Accounts payable and accrued expenses         1,070
                Deferred revenue                               (391)
                Deferred income taxes, net                    1,689
                                                           --------
         Net cash used by operating activities               (4,138)
                                                           --------

Cash flows from investing activities:
     Acquisitions                                            (1,400)
     Purchases of property and equipment                     (7,454)
     Proceeds from disposal of property and equipment            30
     Increase in intangible assets                              (86)
                                                           --------
         Net cash used by investing activities               (8,910)
                                                           --------

Cash flows from financing activities:
     Sale of preferred stock                                 23,545
     Payments on capital lease obligations
       and other long-term liabilities                          (96)
     Advances to parent                                      (1,787)
     Due from parent company                                 (4,815)
                                                           --------
         Net cash provided by financing activities           16,847
                                                           --------

Net change in cash and cash equivalents                       3,799
Cash and cash equivalents at beginning of year                  504
                                                           --------
Cash and cash equivalents at end of year                   $  4,303
                                                           ========

Cash paid during the period for interest                   $     26
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

                             MR. PAYROLL CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


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

                             MR. PAYROLL CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

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

                             MR. PAYROLL CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

         The Company also owns and operates CCMs which generate check cashing fee revenue that is recorded in the period in which the service is provided.

         ADVERTISING COSTS

         Costs of advertising are expensed at the time of first occurrence. Advertising expenses were $617,000 for the year ended December 31, 1998.

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

                             MR. PAYROLL CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

4.       PROPERTY AND EQUIPMENT, NET

         Major classifications of property and equipment at December 31, 1998 were as follows (in thousands):

         Furniture and equipment                        $    3,528
         Check cashing machines                              2,011
         Store booths                                        1,973
         Software                                              799
         Software systems in process                         7,097
                                                        ----------
                                                            15,408
         Less accumulated depreciation                       1,898
                                                        ----------

         Property and equipment, net                    $   13,510
                                                        ==========

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

5.       CAPITAL LEASE OBLIGATIONS PAYABLE

         The Company leases computer equipment under capital leases. The typical lease has an original maturity of 5 years and contains options to extend the lease or purchase the assets at market or a predetermined value. The Company's capital lease obligations payable at December 31, 1998 consisted of (in thousands):

         Interest from 16.01% to 19.34%, due in monthly
         installments through January 2000                          $  86

         Less current portion of capital lease obligations            (79)
                                                                    -----

         Long-term liabilities                                      $   7
                                                                    =====

                             MR. PAYROLL CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

         The net present values of minimum lease payments on capital leases are determined using appropriate interest rates at the inception of each lease. Future minimum lease payments for capitalized lease obligations at December 31, 1998 are as follows (in thousands):

          1999                                          $   86
          2000                                               7
                                                        ------

          Total minimum lease payments                      93

          Less amount representing interest                 (7)
                                                        ------

          Present value of minimum lease payments       $   86
                                                        ======

6.       INCOME TAXES

         Income tax benefit for the year ended December 31, 1998 is as follows (in thousands):

         Current                                        $(4,815)

         Deferred federal                                 1,689
                                                        -------

         Income tax benefit                             $(3,126)
                                                        =======

         The effective income tax rate differs from the federal statutory income tax rate for the following reasons (in thousands):

         Tax benefit computed at the statutory
             federal income tax rate                         $ (3,324)
         Benefits realized at a rate less than the
             statutory federal income tax rate                    142
         Non-deductible amortization of intangible assets          42
         Other                                                     14
                                                             --------

         Total income tax benefit                            $ (3,126)
                                                             ========

                             MR. PAYROLL CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

         The significant components of deferred tax assets and liabilities as of December 31, 1998 are as follows (in thousands):

         Deferred income tax liabilities:
             Property and equipment                              $   3,258
                                                                 =========

         Deferred income tax assets:
             Net operating loss carryforward                     $   1,110
             Other, net                                                  7
                                                                 ---------
                 Total deferred income tax assets                    1,117

                 Valuation allowance for deferred tax assets        (1,110)
                                                                 ---------

                 Net deferred income tax assets                  $       7
                                                                 ---------

         Net deferred income tax liabilities                     $   3,251
                                                                 =========

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

8.       RELATED PARTY TRANSACTIONS

         The Company paid $72,000 to Cash America for legal services in 1998. (See Note 9.)

         Pursuant to terms of the Tax Matters Agreement with Cash America, the Company recorded a $6,637,000 reduction to stockholder's equity in 1998, for the cumulative current federal income tax benefits of the Company's net operating losses. Such amounts will not be paid to the Company by Cash America.

                             MR. PAYROLL CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

9.       COMMITMENTS AND CONTINGENCIES

         LEASE COMMITMENTS

         The Company leases its primary office space from Cash America pursuant to an operating lease expiring in December 2000. Minimum annual rental commitments under non-cancelable leases including leases with initial or remaining terms of one year or more as of December 31, 1998, are as follows (in thousands):

                     NON-RELATED        RELATED
                       PARTIES          PARTIES         TOTAL
                     -----------        -------         -----
         1999            $ 54             $161           $215
         2000              36              161            197
                         ----             ----           ----

         Total           $ 90             $322           $412
                         ====             ====           ====

         Rent expense for operating leases was $180,000 during 1998, including $139,000 to related parties.

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

10.      SUBSEQUENT EVENTS - 1999

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

                             MR. PAYROLL CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

         CHANGES TO PREFERRED STOCK

         On March 9, 1999, the Board of Directors eliminated the existing designations of Series A and Series B preferred stock, and the Company's sole shareholder approved an increase from 35,000,000 to 54,000,000 in the authorized shares of $1 par value per share preferred stock and the designation of a new Series A Preferred Stock. Each share of the new Series A Preferred Stock is convertible at the option of its holder immediately after its date of issuance into common stock of the Company on a one-for-one basis subject to adjustment for subsequent common stock splits, dividends, distributions or subdivisions. The new Series A Preferred Stock will automatically convert into common stock, on the same basis as a voluntary conversion, upon the occurrence of the earlier of an initial public offering yielding gross proceeds to the Company in excess of $25,000,000; the liquidation, winding up or dissolution of the Company whereby the proceeds are $75,000,000 or more; or the date specified by agreement of the holders of at least 60% of the voting power of the then outstanding shares of the new Series A Preferred Stock. The holders of the new Series A Preferred Stock shall be entitled to the number of votes equal to the number of shares of common stock into which such shares of new Series A Preferred Stock could then be converted and may vote along with the holders of common stock as a single class on all matters on which the common stockholders shall be entitled to vote.

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

                             MR. PAYROLL CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

11.      SUBSEQUENT EVENTS - 2001 (UNAUDITED)

         CHANGES TO COMMON AND PREFERRED STOCK

         In February 2001, the Board of Directors approved an increase in the number of common shares authorized from 100,000,000 to 400,000,000 and an increase in the number of preferred shares from 62,241,759 to 291,241,759. Of the additional preferred shares, 175,000,000 were designated as Series C Preferred and 54,000,000 were designated as Series D Preferred. Terms of the Series C and Series D Preferred, including voting rights, are substantially the same as the Series A and Series B Preferred except that the holders of Series C and Series D Preferred have a liquidation preference over the holders of Series A and Series B Preferred. In addition, the holders of Series C and D Preferred shall be entitled to receive, in certain circumstances, cumulative annual cash dividends of $.1128 per share accruing from the date of issue on each outstanding share of Series C and D Preferred.

         ADDITIONAL PREFERRED STOCK TRANSACTIONS

         On February 2, 2001, the Company sold, in a private placement, 80,298,510 newly issued shares of Series C Preferred for $115,734,000 consisting of $77,464,000 of cash and the cancellation of $38,270,000 of the Company's indebtedness.

                        REPORT OF INDEPENDENT ACCOUNTANTS





To the Shareholders of Mr. Payroll Corporation (innoVentry Corp.) and Board of Directors of
Cash America International, Inc.

In our opinion, the consolidated balance sheet as of December 31, 1998 and the related consolidated statements of operations, shareholder's equity (deficit) and cash flows, for the year December 31, 1998, present fairly, in all material respects, the financial position, results of operations and cash flows of Mr. Payroll Corporation (innoVentry Corp.) at December 31, 1998 and for the year ended December 31, 1998, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above. We have not audited the consolidated financial statements of Mr. Payroll Corporation (innoVentry Corp.) for any period subsequent to December 31, 1998.


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


EXHIBIT                           DESCRIPTION
-------                           -----------

3.1      --       Articles of Incorporation of Cash America Investments, Inc.
                  filed in the office of the Secretary of State of Texas on
                  October 4, 1984. (a) (Exhibit 3.1)

3.2      --       Articles of Amendment to the Articles of Incorporation of Cash
                  America Investments, Inc. filed in the office of the Secretary of State of Texas on October 26, 1984. (a) (Exhibits 3.2)

3.3      --       Articles of Amendment to the Articles of Incorporation of Cash
                  America Investments, Inc. filed in the office of the Secretary of State of Texas on September 24, 1986. (a) (Exhibit 3.3)

3.4      --       Articles of Amendment to the Articles of Incorporation of Cash
                  America Investments, Inc. filed in the office of the Secretary of State of Texas on September 30, 1987. (b) (Exhibit 3.4)

3.5      --       Articles of Amendment to the Articles of Incorporation of Cash
                  America Investments, Inc. filed in the office of the Secretary of State of Texas on April 23, 1992 to change the Company's name to "Cash America International, Inc." (c) (Exhibit 3.5)

3.6      --       Articles of Amendment to the Articles of Incorporation of Cash
                  America International, Inc. filed in Office of the Secretary of State of Texas on May 21, 1993. (d) (Exhibit 3.6)

3.7      --       Bylaws of Cash America International, Inc. (e) (Exhibit 3.5)

3.8      --       Amendment to Bylaws of Cash America International, Inc. dated effective September 26, 1990. (f) (Exhibit 3.6)

3.9      --       Amendment to Bylaws of Cash America International, Inc. dated effective April 22, 1992. (c) (Exhibit 3.8)

4.1      --       Form of Stock Certificate. (c) (Exhibit 4.1)

10.1     --       1989 Non-Employee Director Stock Option Plan. (g) (Exhibit
                  10.47)

10.2     --       Amendment to 1989 Non-Employee Director Stock Option Plan
                  dated April 24, 1996. (h) (Exhibit 10.4)

10.3     --       1989 Key Employee Stock Option Plan. (g) (Exhibit 10.48)

10.4     --       Amendment to 1989 Key Employee Stock Option Plan dated January
                  21, 1997. (h) (Exhibit 10.6)

10.5     --       1994 Long-Term Incentive Plan. (i) (Exhibit 10.5)

10.6     --       Amendment to 1994 Long-Term Incentive Plan dated July 22,
                  1997. (j) (Exhibit 10.1)


10.7     --   Amendment to 1994 Long-Term Incentive Plan dated April 20, 1999.
              (t) (Exhibit 10.1)

10.8     --   Amended and Restated Executive Employment Agreement between the
              Company and Mr. Feehan dated as of August 1, 1997. (j) (Exhibit
              10.2)

10.9     --   Consultation Agreements between the Company and Messrs. Dike,
              Hunter, Motheral, and Rizzo, each dated April 25, 1990. (k)
              (Exhibit 10.49)

10.10    --   Note Agreement between the Company and Teachers Insurance and
              Annuity Association of America dated as of May 6, 1993. (l)
              (Exhibit 10.1)

10.11    --   First Supplement to Note Agreement between the Company and
              Teachers Insurance and Annuity Association of America dated as of September 20, 1994. (i) (Exhibit 10.11)

10.12    --   Second Supplement (May 12, 1995), Third Supplement (July 7, 1995),
              and Fourth Supplement (November 10, 1995) to 1993 Note Agreement
              between the Company and Teachers Insurance and Annuity Association
              of America. (m) (Exhibit 10.1)

10.13    --   Fifth Supplement (December 30, 1996) to 1993 Note Agreement
              between the Company and Teachers Insurance and Annuity Association
              of America. (h) (Exhibit 10.13)

10.14    --   Sixth Supplement (December 30, 1997) to 1993 Note Agreement
              between the Company and Teachers Insurance and Annuity Association
              of America. (n) (Exhibit 10.16)

10.15    --   Seventh Supplement (December 31, 1998) to 1993 Note Agreement
              between the Company and Teachers Insurance and Annuity Association
              of America. (o) (Exhibit 10.18)

10.16    --   Eighth Supplement (September 29, 1999) to 1993 Note Agreement
              between the Company and Teachers Insurance and Annuity Association
              of America. (p) (Exhibit 10.3)

10.17    --   Ninth Supplement (June 30, 2000) to 1993 Note Agreement between the Company and Teachers Insurance and Annuity Association of
              America. (u) (Exhibit 10.3)

10.18    --   Note Agreement between the Company and Teachers Insurance and
              Annuity Association of America dated as of July 7, 1995. (q)
              (Exhibit 10.1)

10.19    --   First Supplement (November 10, 1995) to 1995 Note Agreement
              between the Company and Teachers Insurance and Annuity Association
              of America. (m) (Exhibit 10.2)

10.20    --   Second Supplement (December 30, 1996) to 1995 Note Agreement
              between the Company and Teachers Insurance and Annuity Association
              of America. (h) (Exhibit 10.16)

10.21    --   Third Supplement (December 30, 1997) to 1995 Note Agreement
              between the Company and Teachers Insurance and Annuity Association
              of America. (n) (Exhibit 10.20)

10.22    --   Fourth Supplement (December 31, 1998) to 1995 Note Agreement
              between the Company and Teachers Insurance and Annuity Association
              of America. (o) (Exhibit 10.23)

10.23    --   Fifth Supplement (September 29, 1999) to 1995 Note Agreement
              between the Company and Teachers Insurance and Annuity Association
              of America.. (p) (Exhibit 10.2)

10.24    --   Sixth Supplement (June 30, 2000) to 1995 Note Agreement between the Company and Teachers Insurance and Annuity Association of
              America. (u) (Exhibit 10.2)

10.25    --       Amended and Restated Senior Revolving Credit Facility
                  Agreement among the Company, certain lenders named therein, and NationsBank of Texas, N.A., as Administrative Agent dated as of June 19, 1996. (r) (Exhibit 10.1)

10.26    --       First Amendment (December 11, 1997) to Amended and Restated
                  Senior Revolving Credit Facility Agreement dated as of June
                  19, 1996. (n) (Exhibit 10.22)

10.27    --       Second Amendment (June 24, 1998) to Amended and Restated
                  Senior Revolving Credit Facility Agreement dated as of June
                  19, 1996. (s) (Exhibit 10.1)

10.28    --       Third Amendment (December 11, 1998) and Fourth Amendment
                  (December 31, 1998) to Amended and Restated Senior Revolving
                  Credit Facility Agreement dated as of June 19, 1996. (o)
                  (Exhibit 10.27)

10.29    --       Fifth Amendment (September 29, 1999) to Amended and Restated
                  Senior Revolving Credit Facility Agreement dated as of June
                  19, 1996. (p) (Exhibit 10.4)

10.30    --       Sixth Amendment (June 30, 2000) to Amended and Restated Senior
                  Revolving Credit Facility Agreement among the Company and the various Banks named therein dated as of June 19, 1996. (u)
                  (Exhibit 10.4)

10.31    --       Note Agreement dated as of December 1, 1997 among the Company and the Purchasers named therein for the issuance of the
                  Company's 7.10% Senior Notes due January 2, 2008 in the
                  aggregate principal amount of $30,000,000. (n) (Exhibit 10.23)

10.32    --       First Supplement (December 31, 1998) to Note Agreement dated as of December 1, 1997 among the Company and the Purchasers named therein. (o) (Exhibit 10.29)

10.33    --       Second Supplement (September 29, 1999) to Note Agreement dated as of December 1, 1997 among the Company and the Purchasers named therein. (p) (Exhibit 10.1)

10.34    --       Third Supplement (June 30, 2000) to Note Agreement dated as of
                  December 1, 1997 among the Company and the Purchasers named therein. (u) (Exhibit 10.1)

13       --       Portions of the 2000 Annual Report to Stockholders of the
                  Company specifically incorporated by reference herein.

21       --       Subsidiaries of Cash America International, Inc.

23       --       Consent of PricewaterhouseCoopers LLP.

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

(p)   Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.

(q)   Quarterly Report on Form 10-Q for the quarter ended June 30, 1995.

(r)   Quarterly Report on Form 10-Q for the quarter ended June 30, 1996.

(s)   Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.

(t)   Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.

(u)   Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.