Form 10-Q
period 2001-03-31
CASH AMERICA INTERNATIONAL INC
filed 2001-05-11
CIK 807884

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q


(Mark One)

    [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

24,723,726 common shares, $.10 par value, we were outstanding as of April 30, 2001.

================================================================================

                        CASH AMERICA INTERNATIONAL, INC.

                                  INDEX TO 10-Q

PART I.  FINANCIAL STATEMENTS
                                                                                     Page
     Item 1. Financial Statements (Unaudited)

       Consolidated Balance Sheets - March 31, 2001
       and 2000 and December 31, 2000.........................................        1

       Consolidated Statements of Operations - Three Months
       Ended March 31, 2001 and 2000..........................................        2

       Consolidated Statements of Stockholders' Equity -
       Three Months Ended March 31, 2001 and 2000.............................        3

       Consolidated Statements of Cash Flows -
       Three Months Ended March 31, 2001 and 2000.............................        4

       Notes to Consolidated Financial Statements.............................        5


     Item 2.  Management's Discussion and Analysis of
                Results of Operations and Financial Condition.................       10


PART II.  OTHER INFORMATION...................................................       21

SIGNATURE.....................................................................       22

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)                                  (UNAUDITED)


                                                                                   March 31,              December 31,
                                                                             2001            2000            2000
                                                                         ------------    ------------    ------------
ASSETS

     Current assets:
        Cash and cash equivalents                                        $      6,262    $      6,599    $      4,626
        Loans                                                                 107,493         115,907         117,982
        Merchandise held for disposition, net                                  52,308          56,572          58,817
        Inventory                                                               4,894           3,549           4,419
        Finance and service charges receivable                                 17,710          18,928          19,918
        Other receivables and prepaid expenses                                  6,994          12,884           8,239
        Income taxes recoverable                                                1,183           8,921           2,992
        Deferred tax assets                                                     4,823           5,278           5,455
                                                                         ------------    ------------    ------------
            Total current assets                                              201,667         228,638         222,448
     Property and equipment, net                                               62,161          55,378          61,898
     Intangible assets, net                                                    88,461          90,036          87,504
     Other assets                                                               6,341           9,887           6,383
     Investment in and advances to unconsolidated subsidiary                       --           8,082              --
                                                                         ------------    ------------    ------------
            Total assets                                                 $    358,630    $    392,021    $    378,233
                                                                         ============    ============    ============
LIABILITIES AND STOCKHOLDERS' EQUITY

     Current liabilities:
        Accounts payable and accrued expenses                            $     18,737    $     19,360    $     21,974
        Customer deposits                                                       4,363           4,635           3,931
        Income taxes currently payable                                            433           1,423             379
        Current portion of long-term debt                                      10,165           5,409           5,853
                                                                         ------------    ------------    ------------
            Total current liabilities                                          33,698          30,827          32,137

     Deferred tax liabilities                                                   2,652           1,646           3,027
     Long-term debt                                                           144,661         173,505         164,611
                                                                         ------------    ------------    ------------

     Stockholders' equity:
        Common stock, $.10 par value per
            share, 80,000,000 shares authorized                                 3,024           3,024           3,024
        Paid in surplus                                                       127,815         127,852         127,820
        Retained earnings                                                     104,697         100,379         102,326
        Accumulated other comprehensive loss                                  (11,993)         (4,667)         (8,487)
        Notes receivable - stockholders                                        (5,570)         (6,145)         (5,755)
                                                                         ------------    ------------    ------------
                                                                              217,973         220,443         218,928
        Less -- shares held in treasury, at cost                              (40,354)        (34,400)        (40,470)
                                                                         ------------    ------------    ------------
            Total stockholders' equity                                        177,619         186,043         178,458
                                                                         ------------    ------------    ------------
            Total liabilities and stockholders' equity                   $    358,630    $    392,021    $    378,233
                                                                         ============    ============    ============


See notes to consolidated financial statements.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)                              (UNAUDITED)


                                                                           Three Months Ended
                                                                              March 31,
                                                                         2001            2000
                                                                    -------------   -------------
REVENUE
     Finance and service charges                                    $      28,965   $      29,526
     Proceeds from disposition of merchandise                              62,727          62,519
     Other lending fees and royalties                                         682              79
     Rental operations                                                      5,405           3,741
     Check cashing operations                                               1,182           1,131
                                                                    -------------   -------------
TOTAL REVENUE                                                              98,961          96,996
                                                                    -------------   -------------

COSTS OF REVENUE
     Disposed merchandise                                                  41,428          42,476
     Rental operations                                                      2,153           1,182
                                                                    -------------   -------------
NET REVENUE                                                                55,380          53,338
                                                                    -------------   -------------

OPERATING EXPENSES
     Lending operations                                                    32,354          31,386
     Rental operations                                                      3,053           2,508
     Check cashing operations                                                 314             367
     Administration                                                         6,904           6,687
     Depreciation                                                           3,826           3,528
     Amortization                                                           1,143           1,105
                                                                    -------------   -------------
         Total operating expenses                                          47,594          45,581
                                                                    -------------   -------------

INCOME FROM OPERATIONS                                                      7,786           7,757

     Interest expense, net                                                  2,838           3,299
     Loss (gain) from derivative valuation fluctuations                       472              --
     Equity in loss of unconsolidated subsidiary                               --           7,341
                                                                    -------------   -------------

Income (loss) before income taxes                                           4,476          (2,883)
     Provision for income taxes                                             1,801           1,754
                                                                    -------------   -------------
NET INCOME (LOSS)                                                   $       2,675   $      (4,637)
                                                                    =============   =============

Net income (loss) per share:
  Basic                                                             $         .11   $        (.18)
  Diluted                                                                     .11            (.18)
                                                                    -------------   -------------
Weighted average common shares outstanding:
  Basic                                                                    24,653          25,282
  Diluted                                                                  24,719          25,282



See notes to consolidated financial statements.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
THREE MONTHS ENDED MARCH 31, 2001 AND 2000
(In thousands, except share data)                                  (UNAUDITED)



                                      COMMON STOCK
                                 -----------------------     PAID IN      RETAINED    COMPREHENSIVE
                                    SHARES      AMOUNT       SURPLUS      EARNINGS    INCOME (LOSS)
                                 -----------  ----------  ------------  ------------  -------------
Balance at
  December 31, 2000               30,235,164  $    3,024  $    127,820  $    102,326
  Comprehensive loss:
    Net income                                                                 2,675   $      2,675
    Other comprehensive
      loss - Foreign
      currency translation
      adjustments                                                                            (3,506)
                                                                                       ------------
        Comprehensive loss                                                             $       (831)
                                                                                       ------------
  Dividends declared--
    $.0125 per share                                                            (304)

  Treasury shares
    purchased

  Treasury shares
    reissued                                                        (5)

  Change in notes
    receivable -
    stockholders
                                 -----------  ----------  ------------  ------------
Balance at
  March 31, 2001                  30,235,164  $    3,024  $    127,815  $    104,697
                                 ===========  ==========  ============  ============

Balance at
  December 31, 1999               30,235,164  $    3,024  $    127,350  $    105,331

  Comprehensive loss:
    Net loss                                                                  (4,637)  $     (4,637)
    Other comprehensive
      loss - Foreign
      currency translation
      adjustments                                                                              (678)
                                                                                       ------------

        Comprehensive loss                                                             $     (5,315)
                                                                                       ------------

  Dividends declared--
    $.0125 per share                                                            (315)

  Treasury shares purchased

  Treasury shares reissued                                        (717)

  Tax benefit from exercise
    of option shares                                             1,219

  Change in notes
    receivable - stockholders
                                 -----------  ----------  ------------  ------------
Balance at
    March 31, 2000                30,235,164  $    3,024  $    127,852  $    100,379
                                 ===========  ==========  ============  ============







                                  ACCUMULATED     NOTES
                                     OTHER     RECEIVABLE -        TREASURY STOCK
                                 COMPREHENSIVE    STOCK-     -------------------------
                                 INCOME (LOSS)    HOLDERS       SHARES        AMOUNT
                                 ------------- ------------  ------------  -----------
Balance at
  December 31, 2000              $     (8,487) $     (5,755)    5,577,318  $   (40,470)
  Comprehensive loss:
    Net income
    Other comprehensive
      loss - Foreign
      currency translation
      adjustments                      (3,506)

        Comprehensive loss

  Dividends declared--
    $.0125 per share

  Treasury shares
    purchased                                                      (1,590)          70

  Treasury shares
    reissued                                                       (6,250)          46

  Change in notes
    receivable -
    stockholders                                        185
                                 ------------  ------------  ------------  -----------
Balance at
  March 31, 2001                 $    (11,993) $     (5,570)    5,569,478  $   (40,354)
                                 ============  ============  ============  ===========

Balance at
  December 31, 1999              $     (3,989) $     (5,820)    5,055,170  $   (38,956)

  Comprehensive loss:
    Net loss
    Other comprehensive
      loss - Foreign
      currency translation
      adjustments                        (678)


        Comprehensive loss


  Dividends declared--
    $.0125 per share

  Treasury shares purchased                                        (3,341)          45

  Treasury shares reissued                                       (588,200)       4,511

  Tax benefit from exercise
    of option shares

  Change in notes
    receivable - stockholders                          (325)
                                 ------------  ------------  ------------  -----------
Balance at
    March 31, 2000               $     (4,667) $     (6,145)    4,463,629  $   (34,400)
                                 ============  ============  ============  ===========

See notes to consolidated financial statements.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)                                                       (UNAUDITED)


                                                                                         Three Months Ended
                                                                                             March 31,
                                                                                        2001            2000
                                                                                   ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                                                  $      2,675    $     (4,637)
Adjustments to reconcile net income (loss) to net
     cash provided by operating activities:
         Depreciation                                                                     3,826           3,528
         Amortization                                                                     1,143           1,105
         Loss from derivative valuation fluctuations                                        472              --
         Equity in loss of unconsolidated subsidiary                                         --           7,341
         Changes in operating assets and liabilities-
            Merchandise held for disposition and inventory                                6,897           7,138
            Finance and service charges receivable                                        1,828           2,031
            Other receivables and prepaid expenses                                          599            (155)
            Accounts payable and accrued expenses                                        (3,162)         (1,537)
            Customer deposits, net                                                          432             504
            Current income taxes                                                          1,886            (227)
            Deferred taxes, net                                                             406              39
                                                                                   ------------    ------------
                    Net cash provided by operating activities                            17,002          15,130
                                                                                   ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Loans forfeited and transferred to merchandise held for disposition                 32,292          32,424
     Loans repaid or renewed                                                             72,645          77,042
     Loans made, including loans renewed                                                (97,461)       (100,695)
                                                                                   ------------    ------------
                    Net decrease in loans                                                 7,476           8,771
                                                                                   ------------    ------------

     Acquisitions, net of cash acquired                                                  (3,870)           (425)
     Purchases of property and equipment                                                 (4,542)         (4,386)
                                                                                   ------------    ------------
                    Net cash (used) provided by investing activities                       (936)          3,960
                                                                                   ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Net payments under bank lines of credit                                            (13,980)        (22,822)
     Payments on capital lease obligations                                                 (371)           (255)
     Change in notes receivable - stockholders                                              240              --
     Net proceeds from reissuance of treasury shares                                         (1)          4,671
     Treasury shares sold                                                                    70              45
     Dividends paid                                                                        (304)           (315)
                                                                                   ------------    ------------
                    Net cash used by financing activities                               (14,346)        (18,676)
                                                                                   ------------    ------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                     (84)             (1)
                                                                                   ------------    ------------
CHANGE IN CASH AND CASH EQUIVALENTS                                                       1,636             413
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                          4,626           6,186
                                                                                   ------------    ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                         $      6,262    $      6,599
                                                                                   ============    ============


See notes to consolidated financial statements.

               CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1. BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of Cash America International, Inc. and its majority owned subsidiaries (the "Company"). During 1999, the Company disposed of a majority interest in innoVentry Corp. ("innoVentry") and began using the equity method of accounting for its investment and its share of the results of innoVentry's operations. All significant intercompany accounts and transactions have been eliminated in consolidation.

         In February 2001, innoVentry sold additional voting preferred stock, reducing the Company's ownership and voting interest to 19.3%. Thereafter, the Company began using the cost method of accounting for its investment in innoVentry. See Note 4.

         The financial statements as of March 31, 2001 and 2000, and for the three month periods then ended are unaudited but, in management's opinion, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for such interim periods. Operating results for the three month periods are not necessarily indicative of the results that may be expected for the full fiscal year.

         Certain amounts in the consolidated financial statements for the three month period ended March 31, 2000, have been reclassified to conform to the presentation format adopted in 2001. These reclassifications have no effect on the net income previously reported.

         These financial statements and related notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 2000 Annual Report to Stockholders.

2. REVENUE RECOGNITION

Lending Operations o Pawn loans ("loans") are made on the pledge of tangible personal property. The Company accrues finance and service charges revenue on all loans that the Company deems collectible based on historical loan redemption statistics. For loans not repaid, the carrying value of the forfeited collateral ("merchandise held for disposition") is stated at the lower of cost (cash amount loaned) or market.

         Revenue is recognized at the time of disposition of merchandise. Interim customer payments for layaway sales are recorded as deferred revenue and subsequently recognized as revenue during the period in which final payment is received.

         The Company offers small consumer cash advances ("payday loans") in selected lending locations and on behalf of a third party financial institution (the "Bank") in other locations. The Company accrues payday loan fees and interest revenue on each loan on a constant yield basis over its term, which is typically less than 17 days. A loan loss reserve is provided for loans, fees and interest deemed to be uncollectible. The loan loss reserve is increased by charges to operating expenses and decreased by charge offs (net of recoveries), as required. The Bank pays the Company an administrative fee for services provided on its behalf. Fees for administrative services provided to the Bank are recorded in revenue when earned.

Rental Operations o Tire and wheel rentals are paid on a weekly basis in advance and revenue is recognized in the period earned. Rental payments received prior to the period due are recorded as deferred revenue. Customers may return the rented tires and wheels at any time and have no obligation to complete the rental agreement. Through January 2001, Rent-A-Tire, Inc. ("Rent-A-Tire") operated stores for unrelated investors pursuant to management agreements. The investors owned the stores and incurred all costs to operate them pursuant to the terms of the management agreements. Management fees earned by Rent-A-Tire were recorded in revenue over the life of the agreements. In addition, Rent-A-Tire received compensation for its efforts in constructing and opening each store that it managed for a third party.

Check Cashing Operations o The Company records fees derived from its owned check cashing locations in the period in which the service is provided. Royalties derived from franchised locations are recorded on the accrual basis.

3. NEW ACCOUNTING STANDARD

The Company adopted Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), as amended, on January 1, 2001. SFAS 133 requires an entity to recognize each derivative instrument as either an asset or liability on the balance sheet, measure it at fair value, and recognize the changes in its fair value immediately in income unless it qualifies as a hedge. The Company's only derivative instruments are interest rate cap agreements that it designates and uses as cash flow hedges to protect against the risks associated with market fluctuations in interest rates on a portion of its variable interest rate borrowings. The Company performs prospective assessments of each agreement's hedge effectiveness, as defined by SFAS 133, at the beginning of each quarter. The final determination of hedge effectiveness is completed following the end of each quarter.

         The accompanying consolidated statements of operations include a loss from derivative valuation fluctuations resulting from two adjustments totaling $472 thousand. As of January 1, 2001, the Company adjusted the carrying value of each of its interest rate cap agreements to fair value and recorded a loss of $259 thousand (before applicable income tax benefit of $87 thousand), which represented the cumulative effect of adopting the new standard. The Company recorded an additional loss of $213 thousand during the three months ended March 31, 2001, due to the determination that the interest rate cap agreements were ineffective as hedges (as defined by SFAS 133) during the three month period, and a decrease in the fair values of the agreements resulting from the prevailing interest rate environment. The fair value of the interest rate cap agreements as of March 31, 2001, is $262 thousand and is included in "Other receivables and prepaid expenses" in the accompanying consolidated balance sheet.

4. INVESTMENT IN INNOVENTRY

innoVentry sold $115.7 million of newly issued shares of senior convertible Series C voting preferred stock in a private placement completed as of February 2, 2001. The Company participated in the placement by canceling its $2.9 million note receivable from innoVentry plus accrued interest of $.4 million in exchange for 2,269,066 shares of the Series C preferred stock. In conjunction with the preferred stock sale, Wells Fargo Bank, N. A. amended its financing agreements to provide a $55.0 million revolving secured credit agreement, up to $85.1 million of equipment lease financing, and a restructured Rapid Pay Machine(TM) funding arrangement. Upon completion of the transactions, the Company owned 19.3% of the ownership and voting interest in innoVentry and began using the cost method of accounting for its investment.

5. LONG-TERM DEBT

The Company's long-term debt instruments and balances outstanding at March 31, 2001 and 2000 were as follows (in thousands):

                                                                   2001           2000
                                                               ------------   ------------
U.S. Line of Credit up to $150 million
         due June 30, 2003                                     $     71,700   $     78,750
U.K. Line of Credit up to L.15 million
         due April 30, 2002                                           6,195         14,628
Swedish Lines of Credit up to SEK 215 million                         8,265         13,298
8.33% senior unsecured notes due 2003                                12,857         17,143
8.14% senior unsecured notes due 2007                                20,000         20,000
7.10% senior unsecured notes due 2008                                30,000         30,000
Capital lease obligations payable                                     5,409          4,595
6.25% subordinated unsecured notes due 2004                             400            500
                                                               ------------   ------------
                                                                    154,826        178,914
Less current portion                                                 10,165          5,409
                                                               ------------   ------------
        Total long-term debt                                   $    144,661   $    173,505
                                                               ============   ============

6. WEIGHTED AVERAGE SHARES

The reconciliation of basic and diluted weighted average common shares outstanding for the three month periods ended March 31, 2001 and 2000 follows (in thousands):

                                                             2001      2000
                                                           -------   -------
Weighted average shares - Basic                             24,653    25,282
Effect of shares applicable to stock option plans                1       780
Effect of shares applicable to nonqualified savings plan        65        47
Antidilutive effect resulting from net loss                     --      (827)
                                                           -------   -------
Weighted average shares - Diluted                           24,719    25,282
                                                           -------   -------

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

Information concerning the segments is set forth below (in thousands):

                                               Lending
                                 ------------------------------------
                                   United                                               Check
                                   States      Foreign       Total        Rental        Cashing   Consolidated
                                 ----------   ----------   ----------   ----------    ----------  ------------
Three Months Ended
March 31, 2001:
    Total revenue                $   84,719   $    7,838   $   92,557   $    5,405    $      999   $   98,961
    Income (loss)
      from operations                 6,284        2,067        8,351         (849)          284        7,786
    Total assets at March 31        244,639       70,836      315,475       30,505        12,650      358,630
                                 ----------   ----------   ----------   ----------    ----------   ----------
Three Months Ended
March 31, 2000:
    Total revenue                    83,489        8,803       92,292        3,741           963       96,996
    Income (loss)
      from operations                 5,990        2,322        8,312         (811)          256        7,757
    Total assets at March 31        262,465       88,049      350,514       21,858        19,649      392,021

8. LITIGATION

         The Company is party to a number of lawsuits arising in the normal course of business. In the opinion of management, the resolution of these matters will not have a material adverse effect on the Company's financial position, results of operations or liquidity.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

SUMMARY CONSOLIDATED FINANCIAL DATA

FIRST QUARTER ENDED MARCH 31, 2001 vs.
FIRST QUARTER ENDED MARCH 31, 2000

(Dollars in thousands)

         The following table sets forth selected consolidated financial data with respect to the Company and its lending operations as of March 31, 2001 and 2000, and for the three months then ended.

                                                                             2001             2000            Change
                                                                         ------------     ------------     ------------
REVENUE
     Finance and service charges                                         $     28,965     $     29,526               (2)%
     Proceeds from disposition of merchandise                                  62,727           62,519               --
     Other lending fees and royalties                                             682               79              763%
     Rental operations                                                          5,405            3,741               44%
     Check cashing operations                                                   1,182            1,131                5%
                                                                         ------------     ------------     ------------
TOTAL REVENUE                                                                  98,961           96,996                2%
                                                                         ------------     ------------     ------------
COSTS OF REVENUE
     Disposed merchandise                                                      41,428           42,476               (2)%
     Rental operations                                                          2,153            1,182               82%
                                                                         ------------     ------------     ------------
NET REVENUE                                                              $     55,380     $     53,338                4%
                                                                         ============     ============     ============
OTHER DATA
  CONSOLIDATED OPERATIONS:
     Net revenue contribution by source--
         Finance and service charges                                             53.5%            55.5%              (4)%
         Margin on disposition of merchandise                                    38.5%            37.6%               2%
         Rental operations                                                        5.9%             4.8%              23%
         Check cashing operations                                                 2.1%             2.1%              --
     Expenses as a percentage of net revenue--
         Operations and administration                                           77.0%            76.8%              --
         Depreciation and amortization                                            9.0%             8.7%               3%
         Interest, net                                                            5.1%             6.2%             (17)%
     Income from operations as a percentage of total revenue                      7.9%             8.0%              (1)%
                                                                         ------------     ------------     ------------
  LENDING OPERATIONS:
     Annualized yield on pawn loans                                               104%              99%               5%
     Average pawn loan balance per average location in operation         $        244     $        258               (5)%
     Average pawn loan amount at end of period (not in thousands)        $         99     $        105               (6)%
     Margin on disposition of merchandise as a percentage
       of proceeds from disposition of merchandise                               34.0%            32.1%               6%
     Average annualized merchandise turnover                                      3.0x             2.8x               7%
     Average merchandise held for disposition
       per average location                                              $        122     $        131               (7)%

     Owned locations in operation--
       Beginning of period                                                        463              466
         Acquired                                                                  --               --
         Start-ups                                                                  1                1
         Combined or closed                                                        (4)              (3)
       End of period                                                              460              464               (1)%
       Additional franchise locations at end of period                             16               11               45%
       Total locations at end of period                                           476              475               --
       Average number of owned locations in operation(a)                          462              465               (1)%


(a) Averages based on accumulation of month-end balances and dividing aggregate total by total months in the period.

GENERAL


The Company is a diversified provider of specialty financial services to individuals in the United States, United Kingdom and Sweden. The Company offers secured non-recourse loans, commonly referred to as pawn loans, to individuals through its lending operations. The pawn loan portfolio generates finance and service charges revenue. A related but secondary source of revenue is the disposition of merchandise, primarily collateral from unredeemed pawn loans. The Company also provides rental of tires and wheels through its subsidiary, Rent-A-Tire, Inc. ("Rent-A-Tire") and check cashing services through its franchised and company owned Mr. Payroll(R) manned check cashing centers.

         The number of lending locations declined by one during the 15 months ended March 31, 2001. The Company established 2 locations, and combined or closed 8 locations. In addition, 5 franchise units were opened. As of March 31, 2001, the Company's lending operations consisted of 476 lending units--407 owned units and 16 franchised units in 18 states in the United States, 42 jewelry-only units in the United Kingdom, and 11 loan-only and primarily jewelry-only units in Sweden.

         During the fifteen months ended March 31, 2001, Rent-A-Tire acquired 15 tire and wheel rental stores that it previously managed, established 5 stores and closed one store. As of March 31, 2001, Rent-A-Tire owned and operated 43 stores. As of March 31, 2001, Mr. Payroll operated 125 franchised and 7 company owned manned check cashing centers in 20 states. During 1999, the Company disposed of a majority interest in innoVentry Corp. ("innoVentry") and began accounting for its investment by the equity method of accounting. innoVentry issued additional voting preferred stock in private placements in October 1999 and February 2001. The Company began accounting for its investment by the cost method following the February 2001 private placement. As of March 31, 2001, the Company's ownership and voting interest was 19.3%.

RESULTS OF OPERATIONS

FIRST QUARTER ENDED MARCH 31, 2001, COMPARED TO THE
FIRST QUARTER ENDED MARCH 31, 2000

FOREIGN CURRENCY TRANSLATION. The strength of the United States dollar against the two currencies utilized in the Company's foreign operations negatively impacted the results of operations during the first quarter ended March 31, 2001 (the "current quarter"), when compared to the results during the first quarter ended March 31, 2000 (the "prior year quarter"). The weighted average exchange rates used for translating earnings into United States dollars for the United Kingdom pound sterling and Swedish kronor were 10.8% and 13.5% lower, respectively, during the current quarter compared to the prior year quarter. The exchange rates used for translating assets and liabilities into United States dollars at March 31, 2001, for the pound sterling and the kronor were 12.8% and 20.6% lower, respectively, than the rates used at March 31, 2000. The effects of these declines on the quarterly comparisons, when significant, will be analyzed separately from the operational effects. Management anticipates that the unfavorable currency translation adjustments will continue during fiscal 2001.

NET REVENUE: CONSOLIDATED. Consolidated net revenue increased 3.8%, or $2.1 million, to $55.4 million during the current quarter, from $53.3 million during the prior year quarter. Net revenue from lending activities, rental operations and check cashing operations increased $1.3 million, $.7 million and $.1 million, respectively.

NET REVENUE: LENDING ACTIVITIES. Lending operations net revenue increased $1.3 million to $51.1 million during the current quarter from $49.8 million during the prior year quarter. The principal components of lending operations net revenue are finance and service charges, which decreased $.6 million; net revenue from the disposition of merchandise, which increased $1.3 million; other domestic lending fees and franchise royalties, which increased $.6 million; and foreign check cashing operations, which was the same in both quarters.

         Changes in the average balance of pawn loans outstanding, changes in the annualized yield of the pawn loan portfolio, and the effects of translation of foreign currency amounts into United States dollars cause the fluctuations in finance and service charges. The company-wide average balance of pawn loans outstanding was 6.0% lower during the current quarter than during the prior year quarter. Excluding the effects on translation of exchange rate declines, the company-wide average balance of pawn loans outstanding was only 3.0% lower than the prior year quarter. The lower average balances outstanding generally result in lower amounts of finance and service charges. A $.3 million decrease in finance and service charges that resulted from the lower average pawn loan balances was offset by a $.3 million increase that occurred from an increase in the annualized loan yield. The declines in the foreign currency exchange rates caused all of the $.6 million decrease in finance and service charges. An increase in finance and service charges of $.5 million from United States same units (those in operation for more than one year during the current quarter) was negated by the $.6 million decrease from foreign same units resulting from the lower exchange rates.

         The average balance of domestic pawn loans outstanding increased 1.7% during the current quarter over the prior year quarter average, which led to a $.4 million increase in domestic finance and service charges. The increase was driven by a 1.5% growth in the average amount per loan coupled with a .2% increase in the average number of pawn loans outstanding during the current quarter. The modest increase in average number of domestic pawn loans outstanding is the first quarter-over-quarter increase since mid-1999, reinforcing management's belief that the weakness in domestic pawn loan demand may be dissipating. Excluding the effects of exchange rate declines, the average balance of pawn loans outstanding declined 12.7% and 4.9% in the United Kingdom and Sweden, respectively, and led to a $.5 million decrease in finance and service charges in the United Kingdom and a $.2 million decrease in Sweden. Foreign loan demand continues to be weaker as exemplified by 7.2% and 6.7% decreases in the average number of pawn loans outstanding in the United Kingdom and Sweden, respectively. Average amounts per loan were 6.0% lower in the United Kingdom and 2.0% higher in Sweden.

         Domestic pawn loan balances at March 31, 2001 declined $7.7 million, or 10.2%, from December 31, 2000 balances. The decline for the comparable period of the preceding year was $9.6 million, or 12.7%. The Company historically experiences a decrease in domestic pawn loan balances during the first quarter of each year when the Internal Revenue Service processes federal income tax refunds. Management believes that many customers use a portion of their refund to repay their loans and purchase items of personal property. Aggregate pawn loan balances at March 31, 2001, were $10.5 million, or 8.9% lower than at December 31, 2000, compared to a $9.4 million, or 7.5%, decrease between the comparable dates in the preceding year. From December 31, 2000, to March 31, 2001, foreign pawn loan balances declined $3.0 million as a result of the deterioration in the foreign currency exchange rates between the two dates. Excluding the effects of the exchange rate declines, foreign pawn loan balances increased approximately $.2 million during each of the comparable periods.

         Excluding the negative effects of foreign currency exchange rate declines, the consolidated annualized loan yield, which represents the blended result derived from the distinctive loan yields realized from operations in the three countries, was 103.0% in the current quarter compared to 98.9% in the prior year quarter. The increase resulted in a $.3 million increase in finance and service charges. The domestic annualized loan yield increased to 133.9% for the current quarter, compared to 132.6% for the prior year quarter resulting in a slight increase in finance and service charges. An increase in the blended yield on foreign loans to 54.2% in the current quarter compared to 51.5% in the prior year quarter caused $.3 million of growth in finance and service charges. Virtually all of the increase occurred in the United Kingdom due to improvement in loan redemption rates.

         Net revenue from the disposition of merchandise represents the proceeds received from the disposition of merchandise in excess of the cost of merchandise disposed. The effects of declines in foreign currency exchange rates were negligible since 96.4% of proceeds and 98.3% of net margins were generated domestically. Proceeds from the disposition of merchandise in the current quarter were virtually unchanged from the prior year quarter. All of the increased proceeds of $.2 million, or .3%, occurred in the Company's domestic lending units. The margin on disposition of merchandise increased to 34.0% in the current quarter from 32.1% in the prior year quarter. Excluding the effect of the disposition of scrap jewelry, the margin on disposition of merchandise increased to 35.7% in the current quarter from 34.1% in the prior year quarter due to a lower average cost of merchandise disposed. The margin on disposition of scrap jewelry was 4.6% in the current quarter compared to a loss of .3% in the prior year quarter due to a lower average cost per ounce for domestic dispositions. The combination of increased proceeds and higher margin resulted in a $1.3 million, or 6.3%, increase in net revenue from the disposition of merchandise. The merchandise turnover rate increased to 3.0 times during the current quarter from 2.8 times during the prior year quarter. Since the end of the second quarter of 1999, management has concentrated on discounting prices, lowering the average cost of merchandise held for disposition, and reducing aggregate merchandise levels. As a result, management believes that the margin on disposition should continue to trend slightly higher throughout the remainder of 2001.

         Other domestic lending fees and franchising royalties increased $.6 million in the current quarter as compared to the prior year quarter. The increase resulted from the initiation of a small consumer cash advance product during 2000 that was introduced into 352 domestic lending units and 40 tire rental stores by the end of the current quarter, including 310 units that offer the product on behalf of a third party financial institution (the "Bank"), which pays the Company a fee for its administrative services. The product offered by the Company in 82 locations provides customers with cash in exchange for a promissory note or other repayment agreement supported by that customer's check for the amount of the cash advanced plus a service fee. The Company holds the check for a short period, typically less than 17 days. To repay the advance, customers may redeem their checks by paying cash or they may allow the checks to be processed for collection. (Although these cash advance transactions may take the form of loans or deferred check deposit transactions, the transactions are referred to throughout this discussion as "payday loans" for convenience.)

         During the current quarter, $5.9 million of payday loans were written, including $3.0 million extended to customers by the Bank, for an average of $216 per loan. As of March 31, 2001, $1.5 million of gross payday loans were outstanding, including $.8 million extended to customers by the Bank that is not included in the Company's consolidated balance sheet. A loan loss reserve of $249 thousand, representing approximately 37% of the Company's gross payday loans outstanding, has been provided in the consolidated financial statements. The Company plans to offer payday loans in approximately 50 more domestic lending locations during 2001.

NET REVENUE: OTHER ACTIVITIES. Net revenue of Rent-A-Tire increased $.7 million, or 27.2%, to $3.3 million in the current quarter. Tire and wheel rentals and sales net revenue increased $1.4 million as a result of an average of 15 more stores in operation in the current quarter as compared to the prior year quarter. Management fee revenue and other related revenue decreased $.7 million due to a reduction of an average of 11 managed stores in the current quarter as compared to the prior year quarter.

         Mr. Payroll's net revenue increased by $.1 million, or 3.7%, during the current quarter as compared to the prior year quarter. See "Other Items" below for a discussion of the effects on income of the Company's investment in innoVentry.

OPERATIONS AND ADMINISTRATION EXPENSES. Consolidated operations and administration expenses as a percentage of net revenue were 77.0% in the current quarter compared to 76.8% in the prior year quarter. The expenses increased $1.7 million, or 4.1%, in the current quarter as compared to the prior year quarter. Domestic lending expenses increased $1.7 million, primarily as a result of rollout costs and continuing expenses associated with the introduction of payday loans into 392 locations, higher utility expenses and higher personnel costs. Foreign lending operations expenses decreased $.4 million due to the beneficial effects on expenses of the decline in foreign currency exchange rates. Rent-A-Tire accounted for an increase of $.4 million as expense containment measures offset the impact of having an average of 15 more stores in operation during the current quarter as compared to the prior year quarter. Mr. Payroll's expenses were the same in both quarters.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses as a percentage of net revenue were 9.0% in the current quarter compared to 8.7% in the prior year quarter. Total depreciation and amortization expenses increased $.3 million, or 7.3%. An increase in Rent-A-Tire depreciation and amortization expenses resulting from the increase in the number of tire rental stores in operation and the implementation of their new point-of-sale software system accounted for virtually all of the consolidated increase.

INTEREST EXPENSE. Net interest expense as a percentage of net revenue declined to 5.1% in the current quarter from 6.2% in the prior year quarter. The amount decreased a net $.5 million, or 14.0%, due to the effect of a 14.2% reduction in the Company's average debt balance that was partially offset by higher blended borrowing costs. The average amount of debt outstanding decreased during the current quarter to $167.2 million from $194.4 million during the prior year quarter. Factors contributing to the reduction were lower pawn loan and merchandise balances, and the receipt of insurance proceeds in 2000 from claims resulting from tornado damage to the corporate headquarters in March 2000. The effective blended borrowing cost increased slightly to 6.9% in the current quarter from 6.8% in the prior year quarter. The effects of the declines in foreign currency exchange rates on the average amounts of debt outstanding and the effective blended borrowing cost were not significant.

OTHER ITEMS. Effective January 1, 2001, the Company implemented Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133, as amended, established new accounting and reporting standards for derivative instruments and hedging activities. The new standard does not permit the restatement of prior years' financial statements. Therefore, the Company was required to adjust the carrying values of its interest rate cap agreements (its only derivative instruments) to their fair values as of January 1, 2001, and March 31, 2001. The adjustments to fair values at both dates resulted in a charge of $.5 million that is recorded in "Loss (gain) from derivative valuation fluctuations" in the Company's Consolidated Statements of Operations in the current quarter. See Note 3 of Notes to Consolidated Financial Statements.

         The Company's share of innoVentry's net losses in the prior year quarter was $7.3 million. As of June 30, 2000, the Company's proportionate share of innoVentry's losses exceeded the carrying amount of its investment in and advances to innoVentry. Since the Company has no obligation to provide financial support to innoVentry, it suspended the recording of its equity in innoVentry's losses as of that date. In February 2001, innoVentry sold additional voting preferred stock. The Company's ownership and voting interest was reduced to 19.3% and it began accounting for its investment in innoVentry by the cost method of accounting. See Note 4 of Notes to Consolidated Financial Statements.

INCOME TAXES. The Company's effective tax rate for the current quarter was 40.2%. The Company's consolidated effective tax rate in the prior year quarter was impacted by the effect of the valuation allowance provided for the deferred tax assets arising from the Company's equity in the losses of innoVentry. Including the effect of the valuation allowance provided, the Company recognized no net deferred tax benefits in the prior year quarter from its equity in the losses of innoVentry. Excluding the effects of the equity in innoVentry's losses and their related tax effects, the Company's consolidated effective tax rate was 39.2% for the prior year quarter.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $17.0 million for the current quarter. A reduction of the Company's investment in pawn loans during the current quarter provided an additional $7.5 million. The collection of notes receivable from stockholders and the net contribution of treasury shares to the Company's 401(k) plan from the non qualified savings plan provided additional combined proceeds of $.3 million.

         The Company invested $4.5 million in purchases of property and equipment during the current quarter, including $1.5 million for property improvements, the remodeling of selected operating units and additions to computer systems for lending operations, and $2.6 million for the reconstruction of corporate headquarters property destroyed by a tornado in March 2000. Rent-A-Tire invested $.3 million for the purchase of various equipment as well as computer hardware for use with its point-of-sale software system, and Mr. Payroll invested $.1 million in various fixtures and additions to its point-of-sale software system. Rent-A-Tire also invested

$3.9 million to acquire 9 tire rental stores that it previously managed. During the current quarter, the Company utilized cash in financing activities to make net payments of $14.0 million on its bank lines of credit, scheduled payments of $.4 million on debt obligations in connection with capital leases, and payment of $.3 million in dividends. The effect of exchange rate declines further reduced cash by $.1 million.

         The Company plans to add approximately 5 to 15 new lending locations during 2001. These additions will likely occur through a combination of the opening of new locations and the acquisition of existing locations. The Company also plans to complete the reconstruction of its corporate headquarters during 2001.

                  On October 26, 2000, the Company announced that its Board of Directors authorized management to purchase up to one million shares of its common stock in the open market and terminated the open market purchase authorization established in 1999. The Company did not purchase any shares under the authorization during the current quarter. Purchases may be made from time to time in the open market and it is expected that funding will come from operating cash flow and existing credit facilities.

         At March 31, 2001, $71.7 million was outstanding on the Company's $150 million U.S. revolving line of credit. In addition, the Company's L.15 million (approximately $21.2 million) line of credit in the United Kingdom had a balance outstanding of L.4.4 million (approximately $6.2 million) and the Company's Swedish lines of credit totaling SEK 215 million (approximately $20.7 million) had a combined balance outstanding of SEK 86.0 million (approximately $8.3 million). Management believes that borrowings available under these revolving credit facilities, cash generated from operations and current working capital of $168.0 million should be sufficient to meet the Company's anticipated future capital requirements.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risks relating to the Company's operations result primarily from changes in interest rates, foreign exchange rates, and gold prices. The Company does not engage in speculative or leveraged transactions, nor does it hold or issue financial instruments for trading purposes. There have been no material changes to the Company's exposure to market risks since December 31, 2000.

DOMESTIC LENDING OPERATIONS


(Dollars in thousands)

         The following table sets forth selected financial data for the Company's domestic lending operations as of March 31, 2001 and 2000, and for the three months then ended.

                                                                             2001          2000          Change
                                                                         ----------     ----------     ----------
REVENUE
     Finance and service charges                                         $   23,560     $   23,145              2%
     Proceeds from disposition of merchandise                                60,477         60,265             --
     Other lending fees and royalties                                           682             79            763%
                                                                         ----------     ----------     ----------
TOTAL REVENUE                                                                84,719         83,489              1%
                                                                         ----------     ----------     ----------
COSTS OF REVENUE
     Disposed merchandise                                                    39,531         40,292             (2)%
                                                                         ----------     ----------     ----------
NET REVENUE                                                              $   45,188     $   43,197              5%
                                                                         ==========     ==========     ==========
OTHER DATA
     Net revenue contribution by source--
         Finance and service charges                                           52.1%          53.6%            (3)%
         Margin on disposition of merchandise                                  46.4%          46.2%            --
         Other lending fees and royalties                                       1.5%            .2%           650%

     Expenses as a percentage of net revenue--
         Operations and administration                                         78.3%          77.9%             1%
         Depreciation and amortization                                          7.8%           8.3%            (6)%
         Interest, net                                                          2.8%           3.9%           (28)%

     Income from operations as a percentage of total revenue                    7.4%           7.2%             3%

     Annualized yield on pawn loans                                             134%           133%             1%
     Average pawn loan balance per average location in operation         $      174     $      170              2%
     Average pawn loan amount at end of period (not in thousands)        $       82     $       80              3%
     Margin on disposition of merchandise as a percentage
       of proceeds from disposition of merchandise                             34.6%          33.1%             5%
     Average annualized merchandise turnover                                    3.0x           2.8x             7%
     Average merchandise held for disposition
       per average location                                              $      131     $      139             (6)%

     Owned locations in operation--
       Beginning of period                                                      410            413
         Acquired                                                                --             --
         Start-ups                                                                1              1
         Combined or closed                                                      (4)            (3)
       End of period                                                            407            411             (1)%
       Additional franchise locations at end of period                           16             15              7%
       Total locations at end of period                                         423            426             (1)%
       Average number of owned locations in operation(a)                        409            412             (1)%

(a) Averages based on accumulation of month-end balances and dividing aggregate total by total months in the period.

FOREIGN LENDING OPERATIONS


(Dollars in thousands)

         The following table sets forth selected consolidated financial data in U.S. dollars for Harvey & Thompson, Ltd. and Svensk Pantbelaning as of March 31, 2001 and 2000, and for the three months then ended, using the following currency exchange rates:

                                                                       2001              2000           Change
                                                                  ---------------    ------------    ------------
Harvey & Thompson, Ltd. (U.K. pound sterling per U.S. dollar)--
     Balance sheet data - end of period rate                                .7063           .6262             (13)%
     Income statement data - three months average rate                      .6861           .6194             (11)%
Svensk Pantbelaning (Swedish kronor per U.S. dollar)--
     Balance sheet data - end of period rate                              10.4110          8.6325             (21)%
     Income statement data - three months average rate                     9.7565          8.5990             (13)%
                                                                  ---------------    ------------    ------------

REVENUE
     Finance and service charges                                  $         5,405    $      6,381             (15)%
     Proceeds from disposition of merchandise                               2,250           2,254              --
     Check cashing fees                                                       183             168               9%
                                                                  ---------------    ------------    ------------
TOTAL REVENUE                                                               7,838           8,803             (11)%
                                                                  ---------------    ------------    ------------
COSTS OF REVENUE
     Disposed merchandise                                                   1,897           2,184             (13)%
                                                                  ---------------    ------------    ------------
NET REVENUE                                                       $         5,941    $      6,619             (10)%
                                                                  ===============    ============    ============
OTHER DATA
     Net revenue contribution by source--
         Finance and service charges                                         91.0%           96.4%             (6)%
         Margin on disposition of merchandise                                 5.9%            1.1%            436%
         Check cashing fees                                                   3.1%            2.5%             25%

     Expenses as a percentage of net revenue--
         Operations and administration                                       56.9%           57.0%             --
         Depreciation and amortization                                        8.3%            7.9%              5%
         Interest, net                                                        3.8%            6.1%            (38)%

     Income from operations as a percentage of total revenue                 26.4%           26.4%             --

     Annualized yield on loans                                                 53%             51%              4%
     Average loan balance per average location in operation       $           783    $        941             (17)%
     Average loan amount at end of period (not in thousands)      $           156    $        182             (14)%
     Margin on disposition of merchandise as a percentage
       of proceeds from disposition of merchandise                           15.7%            3.1%            405%
     Average annualized merchandise turnover                                  2.8x            2.4x             17%
     Average merchandise held for disposition
       per average location                                       $            53    $         68             (22)%

     Lending locations in operation--
       Beginning of period                                                     53              53
         Acquired                                                              --              --
         Start-ups                                                             --              --
         Combined or closed                                                    --              --
       End of period                                                           53              53              --
       Average number of locations in operation (a)                            53              53              --

(a) Averages based on accumulation of month-end balances and dividing aggregate total by total months in the period.

OTHER OPERATIONS

(Dollars in thousands)

         The following table sets forth selected financial data with respect to the Company's other domestic operations as of March 31, 2001 and 2000, and for the three months then ended.

                                                                            2001          2000          Change
                                                                       ------------   ------------   ------------
RENTAL OPERATIONS:
REVENUE
     Tire and wheel rentals                                            $      4,463   $      2,411             85%
     Management fees                                                             75            603            (88)%
     Tire and wheel sales                                                       721            432             67%
     Lease income and other                                                     150            295            (49)%
                                                                       ------------   ------------   ------------
TOTAL REVENUE                                                                 5,409          3,741             45%
                                                                       ------------   ------------   ------------
COSTS OF REVENUE
     Tire and wheel rentals                                                   1,649            885             86%
     Tire and wheel sales                                                       504            297             70%
                                                                       ------------   ------------   ------------
NET REVENUE                                                            $      3,256   $      2,559             27%
                                                                       ============   ============   ============
OTHER DATA
     Owned rental locations--
          Rental agreements outstanding at end of period               $     11,332   $      8,546             33%
          Average balance per rental agreement
             at end of period (not in thousands)                       $      1,024   $      1,071             (4)%
          Locations in operation at end of period                                43             27             59%
          Average locations in operation for the period (a)                      40             26             54%
     Managed rental locations--
          Locations in operation at end of period                                --             14           (100)%
          Average locations in operation for the period (a)                       3             14            (79)%

CHECK CASHING OPERATIONS:
REVENUE
     Check cashing royalties and fees                                  $        999   $        963              4%
                                                                       ------------   ------------   ------------
TOTAL REVENUE                                                                   999            963              4%
                                                                       ------------   ------------   ------------
NET REVENUE                                                            $        999   $        963              4%
                                                                       ============   ============   ============
OTHER DATA
     Franchised and owned check cashing centers--
       Centers in operation at end of period                                    132            136             (3)%
       Average centers in operation for the period (a)                          132            136             (3)%


(a) Averages based on accumulation of month-end balances and dividing aggregate total by total months in the period.

CAUTIONARY STATEMENT REGARDING RISKS AND UNCERTAINTIES THAT MAY AFFECT FUTURE RESULTS


This quarterly report, including management's discussion and analysis, contains statements that are forward-looking, as that term is defined by the Private Securities Litigation Reform Act of 1995 or by the Securities and Exchange Commission in its rules. The Company intends that all forward-looking statements be subject to the safe harbors created by these laws and rules. When used in this quarterly report, the words "believes," "estimates," "plans," "expects," "anticipates" and similar expressions as they relate to the Company or its management are intended to identify forward-looking statements. All forward-looking statements are based on current expectations regarding important risk factors. These risks and uncertainties are beyond the ability of the Company to control, and, in many cases, the Company cannot predict all of the risks and uncertainties that could cause its actual results to differ materially from those expressed in the forward-looking statements. Accordingly, actual results may differ materially from those expressed in the forward-looking statements, and the making of such statements should not be regarded as a representation by the Company or any other person that the results expressed in the statements will be achieved. Important risk factors include, but are not limited to, the following: changes in demand for the Company's services, changes in competition, the ability of the Company to open new operating units in accordance with its plans, economic conditions, real estate market fluctuations, interest rate fluctuations, changes in the capital markets, changes in tax and other laws and governmental rules and regulations applicable to the Company's business, and other risks indicated in the Company's filings with the Securities and Exchange Commission.

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

                  (a)      Exhibits - None

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


                               Date: May 10, 2001