Form 10-Q
period 2001-06-30
CASH AMERICA INTERNATIONAL INC
filed 2001-08-13
CIK 807884

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ---------

                                   FORM 10-Q
(Mark One)
   [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

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


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

24,722,034 common shares, $.10 par value, were outstanding as of July 31, 2001


================================================================================

                        CASH AMERICA INTERNATIONAL, INC.

                                  INDEX TO 10-Q


PART I.  FINANCIAL STATEMENTS
                                                                         Page
     Item 1. Financial Statements (Unaudited)

       Consolidated Balance Sheets - June 30, 2001
       and 2000 and December 31, 2000.................................     1

       Consolidated Statements of Operations - Three Months and
       Six Months Ended June 30, 2001 and 2000........................     2

       Consolidated Statements of Stockholders' Equity -
       Six Months Ended June 30, 2001 and 2000........................     3

       Consolidated Statements of Cash Flows -
       Six Months Ended June 30, 2001 and 2000........................     4

       Notes to Consolidated Financial Statements.....................     5


     Item 2.  Management's Discussion and Analysis of
                Results of Operations and Financial Condition.........    10


PART II.  OTHER INFORMATION...........................................    29

SIGNATURE.............................................................    31

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

                                                                       (UNAUDITED)
                                                                 ----------------------------------------------
                                                                          June 30,                 December 31,
                                                                    2001            2000              2000
                                                                 ---------        ---------        -----------
ASSETS

     Current assets:
        Cash and cash equivalents                                $   6,688        $   3,825          $   4,626
        Loans                                                      118,898          124,117            117,982
        Merchandise held for disposition, net                       53,834           55,262             58,817
        Inventory                                                    4,681            3,952              4,419
        Finance and service charges receivable                      18,864           19,406             19,918
        Other receivables and prepaid expenses                       7,620           13,527              8,239
        Income taxes recoverable                                     2,514            6,874              2,992
        Deferred tax assets                                          4,947            5,411              5,455
                                                                 ---------        ---------          ---------
            Total current assets                                   218,046          232,374            222,448
     Property and equipment, net                                    67,680           58,234             61,898
     Intangible assets, net                                         87,458           88,416             87,504
     Other assets                                                    6,108            8,515              6,383
                                                                 ---------        ---------          ---------
            Total assets                                         $ 379,292        $ 387,539          $ 378,233
                                                                 =========        =========          =========

LIABILITIES AND STOCKHOLDERS' EQUITY

     Current liabilities:
        Accounts payable and accrued expenses                    $  21,152        $  15,270          $  21,974
        Customer deposits                                            4,323            4,410              3,931
        Income taxes currently payable                               1,007            1,353                379
        Current portion of long-term debt                           10,194            5,578              5,853
                                                                 ---------        ---------          ---------
            Total current liabilities                               36,676           26,611             32,137

     Deferred tax liabilities                                        2,667            1,598              3,027
     Long-term debt                                                162,617          183,237            164,611
                                                                 ---------        ---------          ---------

     Stockholders' equity:
        Common stock, $.10 par value per
            share, 80,000,000 shares authorized                      3,024            3,024              3,024
        Paid in surplus                                            127,813          127,851            127,820
        Retained earnings                                          105,277           92,516            102,326
        Accumulated other comprehensive loss                       (12,521)          (7,058)            (8,487)
        Notes receivable - stockholders                             (5,823)          (5,649)            (5,755)
                                                                 ---------        ---------          ---------
                                                                   217,770          210,684            218,928
        Less -- shares held in treasury, at cost                   (40,438)         (34,591)           (40,470)
                                                                 ---------        ---------          ---------
            Total stockholders' equity                             177,332          176,093            178,458
                                                                 ---------        ---------          ---------
            Total liabilities and stockholders' equity           $ 379,292        $ 387,539          $ 378,233
                                                                 =========        =========          =========


See notes to consolidated financial statements.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

                                                                                      (UNAUDITED)
                                                           -----------------------------------------------
                                                             Three Months Ended       Six Months Ended
                                                                  June 30,                 June 30,
                                                            2001         2000         2001        2000
                                                          ---------    ---------    ---------   ---------
REVENUE
     Finance and service charges                          $  27,442    $  27,241    $  56,407   $  56,767
     Proceeds from disposition of merchandise                51,133       50,470      113,860     112,989
     Other lending fees and royalties                           848           46        1,530         125
     Rental operations                                        5,024        4,051       10,429       7,792
     Check cashing operations                                 1,003          953        2,185       2,084
                                                          ---------    ---------    ---------   ---------
TOTAL REVENUE                                                85,450       82,761      184,411     179,757
                                                          ---------    ---------    ---------   ---------

COSTS OF REVENUE
     Disposed merchandise                                    33,274       33,586       74,702      76,062
     Rental operations                                        1,972        1,265        4,125       2,447
                                                          ---------    ---------    ---------   ---------
NET REVENUE                                                  50,204       47,910      105,584     101,248
                                                          ---------    ---------    ---------   ---------
OPERATING EXPENSES
     Lending operations                                      31,427       29,532       63,781      60,918
     Rental operations                                        3,160        2,686        6,213       5,194
     Check cashing operations                                   278          367          592         734
     Administration                                           6,278        6,587       13,182      13,274
     Depreciation                                             3,770        3,323        7,596       6,851
     Amortization                                             1,140        1,075        2,283       2,180
                                                          ---------    ---------    ---------   ---------
        Total operating expenses                             46,053       43,570       93,647      89,151
                                                          ---------    ---------    ---------   ---------

INCOME FROM OPERATIONS                                        4,151        4,340       11,937      12,097

     Interest expense, net                                    2,578        3,191        5,416       6,490
     (Gain) loss from derivative valuation fluctuations        (106)          --          366          --
     Equity in loss of unconsolidated subsidiary                 --        8,248           --      15,589
     (Gain) loss from issuance of subsidiary's stock             --         (136)          --        (136)
                                                          ---------    ---------    ---------   ---------

Income (loss) before income taxes                             1,679       (6,963)       6,155      (9,846)
     Provision for income taxes                                 791          579        2,592       2,333
                                                          ---------    ---------    ---------   ---------
NET INCOME (LOSS)                                         $     888    $  (7,542)   $   3,563   $ (12,179)
                                                          =========    =========    =========   =========
Net income (loss) per share:
  Basic                                                   $     .04    $    (.29)   $     .14   $    (.48)
  Diluted                                                       .04         (.29)         .14        (.48)
                                                          ---------    ---------    ---------   ---------

Weighted average common shares outstanding:
  Basic                                                      24,656       25,759       24,653      25,520
  Diluted                                                    24,944       25,759       24,808      25,520

----------
See notes to consolidated financial statements.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
SIX MONTHS ENDED JUNE 30, 2001 AND 2000
(In thousands, except share data)

                                                                                                        (UNAUDITED)
                                           ---------------------------------------------------------------------------------------
                                                                                                        ACCUMULATED     NOTES
                                               COMMON STOCK                                                OTHER      RECEIVABLE -
                                           -------------------     PAID IN  RETAINED   COMPREHENSIVE   COMPREHENSIVE     STOCK-
                                             SHARES     AMOUNT     SURPLUS  EARNINGS   INCOME (LOSS)   INCOME (LOSS)    HOLDERS
                                           ----------  -------     -------  --------   -------------   -------------  -----------
Balance at
    December 31, 2000                      30,235,164  $ 3,024  $ 127,820 $ 102,326                      $ (8,487)    $ (5,755)

    Comprehensive loss:
        Net income                                                             3,563        $ 3,563
        Other comprehensive
            loss - Foreign
            currency translation
            adjustments                                                                      (4,034)        (4,034)
                                                                                          ---------

                 Comprehensive loss                                                       $    (471)
                                                                                          ---------

    Dividends declared--
        $.025 per share                                                         (612)

    Treasury shares purchased

    Treasury shares reissued                                           (13)

    Tax benefit from exercise
        of option shares                                                 6

    Change in notes
        receivable - stockholders                                                                                           (68)
                                            ----------  -------  --------- ---------                     ---------     --------
Balance at
    June 30, 2001                           30,235,164  $ 3,024  $ 127,813 $ 105,277                     $ (12,521)    $ (5,823)
                                            ==========  =======  ========= =========                     =========     ========

Balance at
    December 31, 1999                       30,235,164  $ 3,024  $ 127,350 $ 105,331                      $ (3,989)    $ (5,820)

    Comprehensive loss:
        Net loss                                                             (12,179)     $ (12,179)
        Other comprehensive
            loss - Foreign
            currency translation
            adjustments                                                                      (3,069)        (3,069)
                                                                                          ---------

                 Comprehensive loss                                                       $ (15,248)
                                                                                          ---------

    Dividends declared--
        $.025 per share                                                         (636)

    Treasury shares purchased

    Treasury shares reissued                                          (720)

    Tax benefit from exercise
        of option shares                                             1,221

    Change in notes
        receivable - stockholders                                                                                           171
                                            ----------  -------  --------- ---------                     ---------     --------
Balance at
    June 30, 2000                           30,235,164  $ 3,024  $ 127,851  $ 92,516                      $ (7,058)    $ (5,649)
                                            ==========  =======  ========= =========                     =========     ========


                                                 TREASURY STOCK
                                              -------------------
                                                SHARES   AMOUNT
                                              --------- ---------
Balance at
    December 31, 2000                         5,577,318 $ (40,470)

    Comprehensive loss:
        Net income
        Other comprehensive
            loss - Foreign
            currency translation
            adjustments


                 Comprehensive loss


    Dividends declared--
        $.025 per share

    Treasury shares purchased                    18,936       (64)

    Treasury shares reissued                    (13,250)       96

    Tax benefit from exercise
        of option shares

    Change in notes
        receivable - stockholders
                                              --------- ---------
Balance at
    June 30, 2001                             5,583,004 $ (40,438)
                                              ========= =========

Balance at
    December 31, 1999                         5,055,170 $ (38,956)

    Comprehensive loss:
        Net loss
        Other comprehensive
            loss - Foreign
            currency translation
            adjustments


                 Comprehensive loss


    Dividends declared--
        $.025 per share

    Treasury shares purchased                    17,893      (156)

    Treasury shares reissued                   (589,450)    4,521

    Tax benefit from exercise
        of option shares

    Change in notes
        receivable - stockholders
                                              --------- ---------
Balance at
    June 30, 2000                             4,483,613 $ (34,591)
                                              ========= =========


See notes to consolidated financial statements.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

                                                                                (UNAUDITED)
                                                                           ----------------------
                                                                             Six Months Ended
                                                                                 June 30,
                                                                             2001         2000
                                                                           ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                                          $   3,563    $ (12,179)
Adjustments to reconcile net income (loss) to net
     cash provided by operating activities:
        Depreciation                                                           7,596        6,851
        Amortization                                                           2,283        2,180
        Loss from derivative valuation fluctuations                              366           --
        Equity in loss of unconsolidated subsidiary                               --       15,589
        Gain from issuance of subsidiary's stock                                  --         (136)
        Changes in operating assets and liabilities-
            Merchandise held for disposition and inventory                     5,601        7,865
            Finance and service charges receivable                               622        1,252
            Other receivables and prepaid expenses                              (861)        (835)
            Accounts payable and accrued expenses                               (699)      (5,551)
            Customer deposits, net                                               391          279
            Current income taxes                                               1,143        3,023
            Deferred taxes, net                                                  343         (254)
                                                                           ---------    ---------
                  Net cash provided by operating activities                   20,348       18,084
                                                                           ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES
     Loans forfeited and transferred to merchandise held for disposition      62,997       62,244
     Loans repaid or renewed                                                 135,003      142,820
     Loans made, including loans renewed                                    (202,415)    (206,343)
                                                                           ---------    ---------
                  Net increase in loans                                       (4,415)      (1,279)
                                                                           ---------    ---------
     Acquisitions, net of cash acquired                                       (4,322)        (425)
     Purchases of property and equipment                                     (13,861)     (10,961)
     Proceeds from property insurance claim                                      790        1,008
                                                                           ---------    ---------
                  Net cash used by investing activities                      (21,808)     (11,657)
                                                                           ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES
     Net borrowings (payments) under bank lines of credit                      8,937       (8,224)
     Proceeds from capital lease obligations                                      --          843
     Payments on notes payable and capital lease obligations                  (5,005)      (4,821)
     Change in notes receivable - stockholders                                   240          840
     Net proceeds from reissuance of treasury shares                             122        3,431
     Treasury shares purchased                                                   (64)        (156)
     Dividends paid                                                             (612)        (636)
                                                                           ---------    ---------
                  Net cash provided (used) by financing activities             3,618       (8,723)
                                                                           ---------    ---------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                          (96)         (65)
                                                                           ---------    ---------
CHANGE IN CASH AND CASH EQUIVALENTS                                            2,062       (2,361)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                               4,626        6,186
                                                                           ---------    ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                 $   6,688    $   3,825
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

         In February 2001, innoVentry sold additional voting preferred stock, reducing the Company's ownership and voting interest to 19.3%. Thereafter, the Company began using the cost method of accounting for its investment in innoVentry. See Note 5.

         The financial statements as of June 30, 2001 and 2000, and for the three month and six month periods then ended are unaudited but, in management's opinion, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for such interim periods. Operating results for the three month and six month periods are not necessarily indicative of the results that may be expected for the full fiscal year.

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

3.  RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" that is required to be adopted by the Company for business combinations initiated after June 30, 2001. SFAS No. 141 requires that all business combinations be accounted for under the purchase method. Use of the pooling-of-interests method is prohibited. It also establishes criteria for the separate recognition of intangible assets acquired in a business combination. The Company will implement the provisions of SFAS No. 141 as required and its adoption is not expected to have a material effect on the Company's consolidated financial position or results of operations.

         In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." Goodwill and other intangible assets having an indefinite useful life acquired in business combinations completed after June 30, 2001, are no longer subject to amortization to earnings. Effective January 1, 2002, all goodwill and other intangible assets having an indefinite useful life become subject to periodic testing for impairment and are no longer amortized to earnings. The useful lives of other intangible assets must be reassessed and the remaining amortization periods adjusted accordingly. The Company has not determined the effect that the adoption of SFAS 142 will have on its consolidated financial position or results of operations.

4.  DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company adopted SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities", as amended, on January 1, 2001. SFAS No. 133 requires an entity to recognize each derivative instrument as either an asset or liability on the balance sheet, measure it at fair value, and recognize the changes in its fair value immediately in earnings unless it qualifies as a hedge. The Company's only derivative instruments are interest rate cap agreements that it designates and uses as cash flow hedges to protect against the risks associated with market fluctuations in interest rates on a portion of its variable interest rate borrowings. The Company performs prospective assessments of each agreement's hedge effectiveness, as defined by SFAS No. 133, at the beginning of each quarter. The final determination of hedge effectiveness is completed following the end of each quarter.

         The accompanying consolidated statements of operations include a gain of $106 thousand during the three months ended June 30, 2001, and a loss of $366 thousand during the six months ended June 30, 2001, from derivative valuation fluctuations. The loss during the six month period resulted from two adjustments. As of January 1, 2001, the Company adjusted the carrying value of each of its interest rate cap agreements to fair value and recorded a loss of $259 thousand (before applicable income tax benefit of $87 thousand), which represented the cumulative effect of adopting the new standard. The Company also recorded an additional net loss of $107 thousand during the six month period due to the determination that the interest rate cap agreements were ineffective as hedges (as defined by SFAS No. 133) during the period, and due to the decreases in the fair values of the agreements resulting from the prevailing interest rate environment. The fair values of the interest rate cap agreements as of June 30, 2001, total $364 thousand and are included in "Other receivables and prepaid expenses" in the accompanying consolidated balance sheet.

5.  INVESTMENT IN INNOVENTRY

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

6.  LONG-TERM DEBT

The Company's long-term debt instruments and balances outstanding at June 30, 2001 and 2000 were as follows (in thousands):

                                                                 2001       2000
                                                               --------   --------
U.S. Line of Credit up to $150 million
         due June 30, 2003                                     $ 96,500   $ 95,450
U.K. Line of Credit up to L.15 million
         due April 30, 2003                                       4,954     11,683
Swedish Lines of Credit up to SEK 215 million                     7,325     13,167
8.33% senior unsecured notes due 2003                             8,571     12,857
8.14% senior unsecured notes due 2007                            20,000     20,000
7.10% senior unsecured notes due 2008                            30,000     30,000
Capital lease obligations payable                                 5,061      5,158
6.25% subordinated unsecured notes due 2004                         400        500
                                                               --------   --------
                                                                172,811    188,815
Less current portion                                             10,194      5,578
                                                               --------   --------
        Total long-term debt                                   $162,617   $183,237
                                                               ========   ========

7.  WEIGHTED AVERAGE SHARES

The reconciliation of basic and diluted weighted average common shares outstanding for the periods ended June 30, follows (in thousands):

                                                                     Three Months Ended    Six Months Ended
                                                                          June 30,             June 30,
                                                                     ------------------    ----------------
                                                                       2001      2000       2001      2000
                                                                      ------    ------     ------    ------
Weighted average shares - Basic                                       24,656    25,759     24,653    25,520
Effect of shares applicable to stock option plans                        228       453         91       597
Effect of shares applicable to nonqualified savings plan                  60        45         64        46
Antidilutive effect resulting from net loss                               --      (498)        --      (643)
                                                                      ------    ------     ------    ------
Weighted average shares - Diluted                                     24,944    25,759     24,808    25,520
                                                                      ======    ======     ======    ======

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

Information concerning the segments is set forth below (in thousands):

                                                    Lending
                                       ------------------------------
                                        United                                        Check
                                        States    Foreign     Total      Rental      Cashing  Consolidated
                                       --------   --------   --------   --------    --------  ------------
Three Months Ended
June 30, 2001:
    Total revenue                      $ 72,230   $  7,387   $ 79,617   $  5,024    $    809    $ 85,450
    Income (loss)
      from operations                     2,989      2,055      5,044     (1,026)        133       4,151
    Total assets at end of
      period                            270,641     70,493    341,134     27,233      10,925     379,292
                                       --------   --------   --------   --------    --------    --------
Three Months Ended
June 30, 2000:
    Total revenue                        70,114      7,826     77,940      4,051         770      82,761
    Income (loss)
      from operations                     3,268      1,956      5,224       (820)        (64)      4,340
    Total assets at end of
      period                            269,232     83,608    352,840     23,362      11,337     387,539
                                       --------   --------   --------   --------    --------    --------
Six Months Ended
June 30, 2001:
    Total revenue                       156,949     15,225    172,174     10,429       1,808     184,411
    Income (loss)
      from operations                     9,273      4,122     13,395     (1,875)        417      11,937
                                       --------   --------   --------   --------    --------    --------
Six Months Ended
June 30, 2000:
    Total revenue                       153,603     16,629    170,232      7,792       1,733     179,757
    Income (loss)
      from operations                     9,258      4,278     13,536     (1,631)        192      12,097

9.  LITIGATION

The Company is party to a number of lawsuits arising in the normal course of business. In the opinion of management, the resolution of these matters will not have a material adverse effect on the Company's financial position, results of operations or liquidity.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

SUMMARY CONSOLIDATED FINANCIAL DATA
SECOND QUARTER ENDED JUNE 30, 2001 vs.
SECOND QUARTER ENDED JUNE 30, 2000
================================================================================
(Dollars in thousands)

     The following table sets forth selected consolidated financial data with respect to the Company and its lending operations as of June 30, 2001 and 2000, and for the three months then ended.

                                                                      2001        2000         Change
                                                                    --------     --------     --------
REVENUE
     Finance and service charges                                    $ 27,442     $ 27,241            1%
     Proceeds from disposition of merchandise                         51,133       50,470            1%
     Other lending fees and royalties                                    848           46         1743%
     Rental operations                                                 5,024        4,051           24%
     Check cashing operations                                          1,003          953            5%
                                                                    --------     --------     --------
TOTAL REVENUE                                                         85,450       82,761            3%
                                                                    --------     --------     --------
COSTS OF REVENUE
     Disposed merchandise                                             33,274       33,586           (1)%
     Rental operations                                                 1,972        1,265           56%
                                                                    --------     --------     --------
NET REVENUE                                                         $ 50,204     $ 47,910            5%
                                                                    ========     ========     ========
OTHER DATA
  CONSOLIDATED OPERATIONS:
     Net revenue contribution by source--
         Finance and service charges and other fees                     56.4%        57.0%          (1)%
         Margin on disposition of merchandise                           35.6%        35.2%           1%
         Rental operations                                               6.1%         5.8%           5%
         Check cashing operations                                        1.9%         2.0%          (5)%
     Expenses as a percentage of net revenue--
         Operations and administration                                  82.0%        81.8%          --
         Depreciation and amortization                                   9.8%         9.2%           7%
         Interest, net                                                   5.1%         6.7%         (23)%
     Income from operations as a percentage of total revenue             4.9%         5.2%          (6)%
                                                                    --------     --------     --------
  LENDING OPERATIONS:
     Annualized yield on pawn loans                                       96%          92%           4%
     Average pawn loan balance per average location in operation    $    249     $    258           (3)%
     Average pawn loan amount at end of period (not in thousands)   $     94     $    101           (7)%
     Margin on disposition of merchandise as a percentage
       of proceeds from disposition of merchandise                      34.9%        33.5%           4%
     Average annualized merchandise turnover                             2.5x         2.4x           4%
     Average merchandise held for disposition
       per average location                                         $    115     $    120           (4)%

     Owned locations in operation--
       Beginning of period                                               460          464
         Acquired                                                          1           --
         Start-ups                                                        --           --
         Combined or closed                                               (3)          (1)
       End of period                                                     458          463           (1)%
       Additional franchise locations at end of period                    15           15           --
       Total locations at end of period                                  473          478           (1)%
       Average number of owned locations in operation(a)                 459          464           (1)%

----------
(a) Averages based on accumulation of month-end balances and dividing aggregate total by total months in the period.

SIX MONTHS ENDED JUNE 30, 2001 vs.
SIX MONTHS ENDED JUNE 30, 2000
================================================================================
(Dollars in thousands)

     The following table sets forth selected consolidated financial data with respect to the Company and its lending operations as of June 30, 2001 and 2000, and for the six months then ended.

                                                                     2001          2000         Change
                                                                   ---------     ---------     ---------
REVENUE
     Finance and service charges                                   $  56,407     $  56,767            (1)%
     Proceeds from disposition of merchandise                        113,860       112,989             1%
     Other lending fees and royalties                                  1,530           125          1124%
     Rental operations                                                10,429         7,792            34%
     Check cashing operations                                          2,185         2,084             5%
                                                                   ---------     ---------     ---------
TOTAL REVENUE                                                        184,411       179,757             3%
                                                                   ---------     ---------     ---------
COSTS OF REVENUE
     Disposed merchandise                                             74,702        76,062            (2)%
     Rental operations                                                 4,125         2,447            69%
                                                                   ---------     ---------     ---------
NET REVENUE                                                        $ 105,584     $ 101,248             4%
                                                                   =========     =========     =========
OTHER DATA
  CONSOLIDATED OPERATIONS:
     Net revenue contribution by source--
         Finance and service charges and other fees                     54.9%         56.2%           (2)%
         Margin on disposition of merchandise                           37.1%         36.5%            2%
         Rental operations                                               6.0%          5.3%           13%
         Check cashing operations                                        2.0%          2.0%           --
     Expenses as a percentage of net revenue--
         Operations and administration                                  79.3%         79.1%           --
         Depreciation and amortization                                   9.4%          8.9%            5%
         Interest, net                                                   5.1%          6.4%          (20)%
     Income from operations as a percentage of total revenue             6.5%          6.7%           (3)%
                                                                   ---------     ---------     ---------
  LENDING OPERATIONS:
     Annualized yield on pawn loans                                       99%           95%            4%
     Average pawn loan balance per average location in operation   $     249     $     259            (4)%
     Margin on disposition of merchandise as a percentage
       of proceeds from disposition of merchandise                      34.4%         32.7%            5%
     Average annualized merchandise turnover                             2.7x          2.6x            4%
     Average merchandise held for disposition
       per average location                                        $     119     $     126            (6)%

     Owned locations in operation--
       Beginning of period                                               463           466
         Acquired                                                          1            --
         Start-ups                                                         1             1
         Combined, closed or sold                                         (7)           (4)
       End of period                                                     458           463            (1)%
       Additional franchise locations at end of period                    15            15            --
       Total locations at end of period                                  473           478            (1)%
     Average number of owned locations in operation (a)                  460           464            (1)%


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

         The number of lending locations declined by 4 during the 18 months ended June 30, 2001. The Company established 2 locations, acquired one location and combined or closed 11 locations. In addition, 5 franchise units were opened and one was closed. As of June 30, 2001, the Company's lending operations consisted of 473 lending units--405 owned units and 15 franchised units in 18 states in the United States, 42 jewelry-only units in the United Kingdom, and 11 loan-only and primarily jewelry-only units in Sweden.

         During the eighteen months ended June 30, 2001, Rent-A-Tire acquired 15 tire and wheel rental stores that it previously managed, established 5 stores and closed one store. As of June 30, 2001, Rent-A-Tire owned and operated 43 stores. As of June 30, 2001, Mr. Payroll operated 128 franchised and 7 company owned manned check cashing centers in 20 states. During 1999, the Company disposed of a majority interest in innoVentry Corp. ("innoVentry") and began accounting for its investment by the equity method of accounting. innoVentry issued additional voting preferred stock in private placements in October 1999 and February 2001. The Company began accounting for its investment by the cost method following the February 2001 private placement. As of June 30, 2001, the Company's ownership and voting interest was 19.3%.

RESULTS OF OPERATIONS

SECOND QUARTER ENDED JUNE 30, 2001, COMPARED TO THE
SECOND QUARTER ENDED JUNE 30, 2000

FOREIGN CURRENCY TRANSLATION. The strength of the United States dollar against the two currencies utilized in the Company's foreign operations negatively impacted the results of operations during the second quarter ended June 30, 2001 (the "current quarter"), when compared to the results during the second quarter ended June 30, 2000 (the "prior year quarter"). The weighted average exchange rates used for translating earnings into United States dollars for the British pound sterling and Swedish kronor were 7.9% and 17.9% lower, respectively, during the current quarter compared to the prior year quarter. The exchange rates used for translating assets and liabilities into United States dollars at June 30, 2001, for the pound sterling and the kronor were 6.7% and 23.5% lower, respectively, than the rates used at June 30, 2000. Management anticipates that the unfavorable currency translation adjustments will continue during the remainder of fiscal 2001. When the effects of these declines on the quarterly comparisons are significant, they will be analyzed separately from the operational effects on the quarterly comparisons. The separated operational effects will be referred to as "pro forma."

NET REVENUE: CONSOLIDATED. Consolidated net revenue increased 4.8%, or $2.3 million, to $50.2 million during the current quarter, from $47.9 million during the prior year quarter. Net revenue from lending activities and rental operations increased $2.0 million and $.3 million, respectively, and check cashing operations net revenue was the same in both quarters.

NET REVENUE: LENDING ACTIVITIES. Lending operations net revenue increased $2.0 million to $46.3 million during the current quarter from $44.3 million during the prior year quarter. The principal components of lending operations net revenue are finance and service charges, which increased $.2 million; net revenue from the disposition of merchandise, which increased $1.0 million; other domestic lending fees and franchise royalties, which increased $.8 million; and foreign check cashing operations, which was the same in both quarters.

         The increased finance and service charges revenue of $.2 million resulted from a combination of the effects of translation of foreign currency amounts into United States dollars ($.6 million decrease), changes in the average balance of pawn loans outstanding ($.6 million increase), and changes in the annualized yield of the pawn loan portfolio ($.2 million increase). Excluding the negative effects of translation mentioned above, increases in finance and service charges revenue of $.7 million and $.4 million from domestic and United Kingdom same units (those in operation for more than one year during the current quarter), respectively, were offset by a $.2 million decrease from same units in Sweden.

         The decline in the currency translation rates during the current quarter compared to the prior year quarter caused a $.6 million decrease in foreign finance and service charges revenue. The decline in revenue was caused by the decline in the combined foreign average balance of pawn loans outstanding. The translation rate declines exaggerated the actual reductions in average balances of pawn loans outstanding that occurred in both the United Kingdom and in Sweden. The combined foreign loan balances were 18.4% lower and the domestic average balance was 4.8% higher, resulting in a company-wide average balance that was 4.6% lower during the current quarter than during the prior year quarter. However, excluding the effects on translation of exchange rate declines, the company-wide average balance for the current quarter was flat compared to the prior year quarter because the pro forma combined foreign average balance was only 7.7% lower.

         Higher average balances outstanding generally result in higher amounts of finance and service charges revenue. Thus, domestic finance and service charges revenue increased $1.0 million. Excluding the effects on translation of the exchange rate declines, a decrease in pro forma combined foreign finance and service charges revenue of $.4 million offset the domestic increase resulting in a net increase of $.6 million from changes in the average balance of pawn loans outstanding. The increase in the average balance of domestic pawn loans outstanding was driven by a 3.8% growth in the average number of pawn loans outstanding during the current quarter coupled with a 1.0% increase in the average amount per loan. The increase in average number of domestic pawn loans outstanding is the second consecutive quarter-over-quarter increase, continuing to reinforce management's belief that the weakness in domestic pawn loan demand may be dissipating. Excluding the effects of exchange rate declines, the average balance of pawn loans outstanding decreased 10.4% and 3.8% in the United Kingdom and Sweden, respectively. Foreign loan demand continues to be weaker as exemplified by a 6.3% and 6.8% decrease in the average number of pawn loans outstanding in the United Kingdom and Sweden, respectively. Average amounts per loan were 4.3% lower in the United Kingdom and 3.2% higher in Sweden.

         Excluding the negative effects of foreign currency exchange rate declines, the consolidated annualized loan yield, which represents the blended result derived from the distinctive loan yields realized from operations in the three countries, was 94.2% in the current quarter compared to 91.6% in the prior year quarter. The increase resulted in a $.2 million increase in finance and service charges revenue. The domestic annualized loan yield decreased to 119.5% for the current quarter, compared to 122.4% for the prior year quarter resulting in a $.4 million decrease in finance and service charges revenue. An increase in the pro forma blended yield on foreign loans to 51.8% in the current quarter compared to 46.3% in the prior year quarter caused a combined $.6 million of growth in pro forma finance and service charges revenue. Increased pro forma revenue in the United Kingdom due to improvement in loan redemption rates and higher returns on the disposition of unredeemed collateral at auction offset slightly lower pro forma revenue in Sweden primarily due to lower returns on the disposition of unredeemed collateral at auction.

         Net revenue from the disposition of merchandise represents the proceeds received from the disposition of merchandise in excess of the cost of merchandise disposed. The effects of declines in foreign currency exchange rates were negligible since 96.1% of proceeds and 97.4% of net margins were generated by domestic activities. Proceeds from the disposition of merchandise in the current quarter increased $.6 million, or 1.3%, over the prior year quarter. Increased proceeds of $.7 million, or 1.5%, occurred in the Company's domestic lending units. The margin on disposition of merchandise increased to 34.9% in the current quarter from 33.5% in the prior year quarter. Excluding the effect of the disposition of scrap jewelry, the margin on disposition of merchandise increased to 37.1% in the current quarter from 35.9% in the prior year quarter due to a lower average cost of merchandise disposed. The margin on disposition of scrap jewelry improved to 9.0% in the current quarter compared to 2.7% in the prior year quarter due to a higher volume sold and a lower average cost per ounce for domestic dispositions. Overall, the combination of increased proceeds and a higher margin resulted in a $1.0 million, or 5.8%, increase in net revenue from the disposition of merchandise. The merchandise turnover rate increased to
2.5 times during the current quarter from 2.4 times during the prior year quarter. Since the end of the second quarter of 1999, management has concentrated on discounting prices, lowering the average cost of merchandise held for disposition, and reducing aggregate merchandise levels. As a result, management believes that the margin on disposition should continue to trend slightly higher throughout the remainder of 2001.

         Other domestic lending fees and franchising royalties increased $.8 million in the current quarter as compared to the prior year quarter. The increase resulted from the initiation of a small consumer cash advance product during 2000 that was introduced into 352 domestic lending units and 40 tire rental stores by the end of the current quarter, including 310 units that offer the product on behalf of a third party financial institution (the "Bank"), which pays the Company a fee for its administrative services. The product offered by the Company in 82 locations provides customers with cash in exchange for a promissory note or other repayment agreement supported by that customer's check for the amount of the cash advanced plus a service fee. The Company holds the check for a short period, typically less than 17 days. To repay the advance, customers may redeem their checks by paying cash or they may allow the checks to be processed for collection. (Although these cash advance transactions may take the form of loans or deferred check deposit transactions, the transactions are referred to throughout this discussion as "payday loans" for convenience.)

         During the current quarter, $8.2 million of payday loans were written, including $5.6 million extended to customers by the Bank, for an average of $243 per loan. The combined payday loan portfolio generated $1.2 million in revenue during the current quarter. Included in the current quarter's results in "Other lending fees and royalties" is $.8 million in revenue from the Company's portfolio and fees for administrative services on the portfolio owned by the Bank. As of June 30, 2001, $2.7 million of gross payday loans were outstanding, including $2.0 million extended to customers by the Bank that is not included in the Company's consolidated balance sheet. A loan loss reserve of $138 thousand, representing approximately 19% of the Company's gross payday loans outstanding, has been provided in the consolidated financial statements. The Company plans to offer payday loans in approximately 50 more domestic lending locations and cease offering them in the 40 tire rental stores during the remainder of 2001.

NET REVENUE: OTHER ACTIVITIES. Net revenue of Rent-A-Tire increased $.3 million, or 9.6%, to $3.1 million in the current quarter. Tire and wheel rentals and sales net revenue increased $1.0 million as a result of an average of 15 more stores in operation in the current quarter as compared to the prior year quarter. Management fee revenue and other related revenue decreased $.7 million due to a reduction of an average of 14 managed stores in the current quarter as compared to the prior year quarter.

         Mr. Payroll's net revenue was virtually the same during the current quarter as compared to the prior year quarter. See "Other Items" below for a discussion of the effects on income of the Company's investment in innoVentry.

OPERATIONS AND ADMINISTRATION EXPENSES. Consolidated operations and administration expenses as a percentage of net revenue were 82.0% in the current quarter compared to 81.8% in the prior year quarter. The expenses increased $2.0 million, or 5.0%, in the current quarter compared to the prior year quarter. Domestic lending expenses increased $2.2 million, primarily as a result of higher personnel costs, expenses associated with the advertising and promotion of payday loans, establishment of loan loss reserves for the larger payday loan portfolio and higher occupancy expenses. Foreign lending operations expenses decreased $.1 million due to a $.3 million beneficial effect on expenses of the decline in foreign currency exchange rates. Rent-A-Tire accounted for an increase of $.1 million as expense containment measures offset the impact of having an average of 15 more stores in operation during the current quarter compared to the prior year quarter. Mr. Payroll's expenses decreased $.2 million in the current quarter compared to the prior year quarter.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses as a percentage of net revenue were 9.8% in the current quarter compared to 9.2% in the prior year quarter. Total depreciation and amortization expenses increased $.5 million, or 11.6%. An increase in Rent-A-Tire depreciation and amortization expenses resulting from the increase in the number of tire rental stores in operation and the implementation of their new point-of-sale software system accounted for the majority of the consolidated increase. Depreciation of additional equipment and software necessary to provide payday loans in 352 domestic lending locations accounted for most of the remainder of the increase.

INTEREST EXPENSE. Net interest expense as a percentage of net revenue declined to 5.1% in the current quarter from 6.7% in the prior year quarter. The amount decreased a net $.6 million, or 19.2%, due to an 11.6% reduction of the effective blended borrowing cost to 6.2% in the current quarter from 7.1% in the prior year quarter, and an 8.8% reduction in the Company's average debt balance. The average amount of debt outstanding decreased during the current quarter to $165.8 million from $181.8 million during the prior year quarter. A lower average merchandise balance and the receipt of insurance proceeds in 2000 from claims resulting from tornado damage to the corporate headquarters in March 2000, that were partially offset by increased capital expenditures resulting from ongoing reconstruction of the corporate headquarters were factors contributing to the reduction.

OTHER ITEMS. Effective January 1, 2001, the Company implemented Statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities." The adjustments to fair values of interest rate cap agreements (the Company's only derivative instruments) at March 31, 2001, and June 30, 2001, resulted in a gain of $.1 million that is recorded in "(Gain) loss from derivative valuation fluctuations" in the Company's Consolidated Statements of Operations in the current quarter. See Note 4 of Notes to Consolidated Financial Statements.

         In the prior year quarter, the Company's share of innoVentry's net losses was $8.2 million and the Company's gain resulting from innoVentry's issuance of its own common stock was $.1 million. As of June 30, 2000, the Company's proportionate share of innoVentry's losses exceeded the carrying amount of its investment in and advances to innoVentry. Since the Company had no obligation then, and continues to have no obligation, to provide financial support to innoVentry, it suspended the recording of its equity in innoVentry's losses as of that date. In February 2001, innoVentry sold additional voting preferred stock. The Company's ownership and voting interest was reduced to 19.3% and it began accounting for its investment in innoVentry by the cost method of accounting. See Note 5 of Notes to Consolidated Financial Statements.

INCOME TAXES. The Company's effective tax rate for the current quarter is 47.1%. The Company's consolidated effective tax rate in the prior year quarter was impacted by the effect of the valuation allowance provided for the deferred tax assets arising from the Company's equity in the losses of innoVentry. Including the effect of the valuation allowance provided, the Company recognized no net deferred tax benefits in the prior year quarter from its equity in the losses of innoVentry. Excluding the effects of the equity in innoVentry's losses and their related tax effects, the Company's consolidated effective tax rate was 46.2% for the prior year quarter. The Company's effective tax rate in both periods exceeds the statutory tax rate primarily due to the effect of amortization of intangible assets that is not deductible for income tax purposes and the effect of state income taxes net of federal income tax benefit.

SIX MONTHS ENDED JUNE 30, 2001, COMPARED TO THE
SIX MONTHS ENDED JUNE 30, 2000

FOREIGN CURRENCY TRANSLATION. The strength of the United States dollar against the two currencies utilized in the Company's foreign operations negatively impacted the results of operations during the six months ended June 30, 2001 (the "current period"), when compared to the results during the six months ended June 30, 2000 (the "prior year period"). The weighted average exchange rates used for translating earnings into United States dollars for the British pound sterling and Swedish kronor were 9.3% and 15.9% lower, respectively, during the current period compared to the prior year period. The effects of these declines on the six month period comparisons, when significant, will be analyzed separately from the operational effects. Management anticipates that the unfavorable currency translation adjustments will continue during the remainder of fiscal 2001.

NET REVENUE: CONSOLIDATED. Consolidated net revenue increased 4.3%, or $4.4 million, to $105.6 million during the current period, from $101.2 million during the prior year period. Net revenue from lending activities, rental operations and check cashing operations increased $3.3 million, $1.0 million and $.1 million, respectively.

NET REVENUE: LENDING ACTIVITIES. Lending operations net revenue increased $3.3 million to $97.5 million during the current period from $94.2 million during the prior year period. Finance and service charges revenue decreased $.4 million, net revenue from the disposition of merchandise increased $2.3 million, other domestic lending fees and franchise royalties increased $1.4 million, and foreign check cashing operations was the same in both periods.

         The finance and service charges revenue decline of $.4 million resulted from a combination of the effects of translation of foreign currency amounts into United States dollars ($1.2 million decrease), changes in the average balance of pawn loans outstanding ($.5 million increase), and changes in the annualized yield of the pawn loan portfolio ($.3 million increase). Excluding the negative effects of translation mentioned above, increases in finance and service charges revenue of $1.2 million and $.2 million from domestic and United Kingdom same units (those in operation for more than one year during the current quarter), respectively, were offset by a $.4 million decrease from same units in Sweden.

         The decline in the translation rates during the current period compared to the prior year period caused a $1.2 million decrease in foreign finance and service charges revenue. The effects of the translation rate declines on the combined foreign average balance of pawn loans outstanding accounted for $1.1 million of the decrease and the effects on the combined annualized pawn loan yield caused the remaining $.1 million decrease. The translation rate declines exaggerated the actual declines in average balances of pawn loans outstanding that occurred in both the United Kingdom and in Sweden. The combined foreign balances were 17.2% lower and the domestic average balance was 3.3% higher, resulting in a reported company-wide average balance that was 5.0% lower during the current period than during the prior year period. However, excluding the effects on translation of exchange rate declines, the company-wide average balance for the current period was only 1.1% lower than for the prior year period because the pro forma combined foreign average balance was only 7.6% lower.

         Domestic finance and service charges revenue increased $1.5 million due to the effects of changes in the average balance of pawn loans outstanding. Excluding the effects on translation of the exchange rate declines, a decrease in pro forma combined foreign finance and service charges revenue of $1.0 million offset the domestic increase resulting in a net increase of $.5 million from changes in the average balance of pawn loans outstanding. The increase in the average balance of domestic pawn loans outstanding was driven by a 2.2% growth in the average number of pawn loans outstanding during the current period coupled with a 1.1% increase in the average amount per loan. Excluding the effects of exchange rate declines, the average balance of pawn loans outstanding decreased 10.6% and 3.2% in the United Kingdom and Sweden, respectively. Foreign loan demand continues to be weaker as the average number of pawn loans outstanding in both the United Kingdom and Sweden declined 6.7%. Average amounts per loan were 4.3% lower in the United Kingdom and 3.8% higher in Sweden.

         Excluding the negative effects of foreign currency exchange rate declines, the consolidated annualized loan yield was 97.6% in the current period compared to 94.8% in the prior year period. The increase resulted in a $.3 million increase in finance and service charges revenue. The domestic annualized loan yield decreased slightly to 125.2% for the current period compared to 126.2% for the prior year period causing a $.5 million decrease in finance and service charges revenue. An increase in the pro forma blended yield on foreign loans to 52.5% in the current period compared to 49.0% in the prior year period resulted in a combined $.8 million of growth in pro forma finance and service charges revenue. Increased pro forma revenue in the United Kingdom due to improvement in loan redemption rates offset slightly lower pro forma revenue in Sweden primarily due to lower returns on the disposition of unredeemed collateral at auction.

         The effects on net revenue from the disposition of merchandise from declines in foreign currency exchange rates were negligible since 96.3% of proceeds and 97.9% of net margins were generated domestically. Proceeds from the disposition of merchandise in the current period increased $.9 million, or 0.8%, over the prior year period. All of the increased proceeds occurred in the Company's domestic lending units. The margin on disposition of merchandise increased to 34.4% in the current period from 32.7% in the prior year period. Excluding the effect of the disposition of scrap jewelry, the margin on disposition of merchandise improved to 36.3% in the current period from 34.9% in the prior year period due to a lower average cost of merchandise disposed. The margin on disposition of scrap jewelry increased to 6.9% in the current period compared to 1.2% in the prior year period due to a higher volume sold and a lower average cost per ounce for domestic dispositions. The combination of increased proceeds and a higher margin resulted in a $2.3 million, or 6.0%, increase in net revenue from the disposition of merchandise. The merchandise turnover rate increased to 2.7 times during the current period from 2.6 times during the prior year period.

         Other domestic lending fees and franchising royalties increased $1.4 million in the current period as compared to the prior year period. The increase resulted from the initiation and expansion of the Company's payday loan program. The combined payday loan portfolio of the Company and the Bank generated $2.1 million in revenue during the current year. Included in the current year's results in "Other lending fees and royalties" is $1.4 million in revenue from the Company's portfolio and fees for administrative services on the portfolio owned by the Bank.

During the current period, $14.0 million of payday loans were written, including $8.7 million extended to customers by the Bank, for an average of $231 per loan.

NET REVENUE: OTHER ACTIVITIES. Net revenue of Rent-A-Tire increased $1.0 million, or 17.9%, to $6.3 million in the current period. Tire and wheel rentals and sales net revenue increased $2.4 million as a result of an average of 15 more stores in operation in the current period as compared to the prior year period. Management fee revenue and other related revenue decreased $1.4 million due to a reduction of an average of 13 managed stores in the current period as compared to the prior year period.

         Mr. Payroll's net revenue increased by $.1 million, or 4.3%, during the current period as compared to the prior year period. See "Other Items" below for a discussion of the effects on income of the Company's investment in innoVentry.

OPERATIONS AND ADMINISTRATION EXPENSES. Consolidated operations and administration expenses as a percentage of net revenue were 79.3% in the current period compared to 79.1% in the prior year period. The expenses increased $3.6 million, or 4.6%, in the current period as compared to the prior year period. Domestic lending expenses increased $3.9 million, primarily as a result of expenses associated with the advertising and promotion of payday loans, establishment of loan loss reserves for the larger payday loan portfolio, higher personnel costs, and higher occupancy and utility expenses. Foreign lending operations expenses decreased $.5 million due to an $.8 million beneficial effect on expenses of the decline in foreign currency exchange rates. Rent-A-Tire accounted for an increase of $.5 million as expense containment measures offset the impact of having an average of 15 more stores in operation during the current period as compared to the prior year period. Mr. Payroll's expenses were $.3 million lower in the current period.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses as a percentage of net revenue were 9.4% in the current period compared to 8.9% in the prior year period. Total depreciation and amortization expenses increased $.8 million, or 9.4%. An increase in Rent-A-Tire depreciation and amortization expenses resulting from the increase in the number of tire rental stores in operation and the implementation of their new point-of-sale software system accounted for the majority of the consolidated increase. Depreciation of additional equipment and software necessary to provide payday loans in 352 domestic lending locations accounted for most of the remainder of the increase.

INTEREST EXPENSE. Net interest expense as a percentage of net revenue declined to 5.1% in the current period from 6.4% in the prior year period. The amount decreased a net $1.1 million, or 16.5%, due to the effect of an 11.5% reduction in the Company's average debt balance and a 5.5% reduction in the blended borrowing costs. The average amount of debt outstanding decreased during the current period to $166.5 million from $188.1 million during the prior year period. The lower average amount was primarily due to the combined effects of a lower average balance of pawn loans outstanding, a lower average merchandise balance, and the receipt of insurance proceeds in the last six months of 2000 from claims resulting from tornado damage to the corporate headquarters in March 2000, that were partially offset by increased capital expenditures resulting from ongoing reconstruction of the corporate headquarters. The effective blended borrowing costs were 6.6% in the current period compared to 6.9% in the prior year period.

OTHER ITEMS. Pursuant to SFAS No. 133, the Company was required to adjust the carrying values of its interest rate cap agreements to their fair values as of January 1, 2001, March 31, 2001, and June 30, 2001. The adjustments resulted in a net charge of $.4 million that is recorded in "(Gain) loss from derivative valuation fluctuations" in the Company's Consolidated Statements of Operations in the current period. See Note 4 of Notes to Consolidated Financial Statements.

         In the prior year period, the Company's share of innoVentry's net losses was $15.6 million and the Company's gain resulting from innoVentry's issuance of its own common stock was $.1 million. No additional gains or losses have been recorded since June 30, 2000. The Company has accounted for its 19.3% voting interest in innoVentry that has a carrying value of zero by the cost method since February 2001. See Note 5 of Notes to Consolidated Financial Statements.

INCOME TAXES. The Company's effective tax rate for the current period is 42.1%. The Company's consolidated effective tax rate in the prior year period was impacted by the effect of the valuation allowance provided for the deferred tax assets arising from the Company's equity in the losses of innoVentry. Including the effect of the valuation allowance provided, the Company recognized no net deferred tax benefits in the prior year period from its equity in the losses of innoVentry. Excluding the effects of the equity in innoVentry's losses and their related tax effects, the Company's consolidated effective tax rate was 40.8% for the prior year period.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $20.3 million for the six months ended June 30, 2001 (the "current period"). Net borrowings under the Company's bank lines of credit provided an additional $8.9 million and the collection of notes receivable from stockholders and net proceeds received from the issuance of treasury shares to employees pursuant to the exercise of stock options provided $.4 million. The Company also received the final payment of $.8 million of insurance proceeds due from the March 2000 tornado damage claim.

         The Company utilized $4.4 million of cash to increase its pawn loan balances. An investment of $13.8 million in purchases of property and equipment was made during the current period, including $3.8 million for property improvements, the remodeling of selected operating units and additions to computer systems for lending operations, and $9.5 million for the reconstruction of corporate headquarters property destroyed by the March 2000 tornado. Rent-A-Tire also invested $.4 million for the purchase of various equipment as well as computer hardware for use with its point-of-sale software system, and Mr. Payroll invested $.1 million in various fixtures and additions to its point-of-sale software system. Rent-A-Tire invested an additional $3.9 million to acquire 9 tire rental stores that it previously managed and the Company acquired one lending location for $.4 million. During the current period, the Company also used cash to make scheduled payments of $5.0 million on debt obligations in connection with unsecured notes and capital leases, pay $.6 million in dividends, and purchase $.1 million of treasury shares. The effect of exchange rate declines further reduced cash by $.1 million.

         The Company plans to add approximately 5 to 10 new lending locations during the remainder of 2001. These additions will likely occur through a combination of the opening of new locations and the acquisition of existing locations. The Company also plans to complete the reconstruction of its corporate headquarters during 2001.

         On October 26, 2000, the Company announced that its Board of Directors authorized management to purchase up to one million shares of its common stock in the open market and terminated the open market purchase authorization established in 1999. The Company did not purchase any shares under the authorization during the current period. Purchases may be made from time to time in the open market and it is expected that funding will come from operating cash flow and existing credit facilities.

         At June 30, 2001, $96.5 million was outstanding on the Company's $150 million U.S. revolving line of credit. In addition, the Company's L.15 million (approximately $21.2 million) line of credit in the United Kingdom had a balance outstanding of L.3.5 million (approximately $5.0 million) and the Company's Swedish lines of credit totaling SEK 215 million (approximately $19.8 million) had a combined balance outstanding of SEK 79.5 million (approximately $7.3 million). Management believes that borrowings available under these revolving credit facilities, cash generated from operations and current working capital of $181.4 million should be sufficient to meet the Company's anticipated future capital requirements.

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

DOMESTIC LENDING OPERATIONS
================================================================================
(Dollars in thousands)

     The following table sets forth selected financial data for the Company's domestic lending operations as of June 30, 2001 and 2000, and for the three months then ended.

                                                                      2001         2000       Change
                                                                    --------     --------     --------
REVENUE
     Finance and service charges                                    $ 22,255     $ 21,678            3%
     Proceeds from disposition of merchandise                         49,127       48,390            2%
     Other lending fees and royalties                                    848           46         1743%
                                                                    --------     --------     --------
TOTAL REVENUE                                                         72,230       70,114            3%
                                                                    --------     --------     --------
COSTS OF REVENUE
     Disposed merchandise                                             31,732       31,618           --
                                                                    --------     --------     --------
NET REVENUE                                                         $ 40,498     $ 38,496            5%
                                                                    ========     ========     ========
OTHER DATA
     Net revenue contribution by source--
         Finance and service charges                                    55.0%        56.3%          (2)%
         Margin on disposition of merchandise                           43.0%        43.6%          (1)%
         Other lending fees and royalties                                2.0%          .1%        1900%

     Expenses as a percentage of net revenue--
         Operations and administration                                  84.1%        82.8%           2%
         Depreciation and amortization                                   8.5%         8.7%          (2)%
         Interest, net                                                   3.1%         4.0%         (24)%

     Income from operations as a percentage of total revenue             4.1%         4.7%         (11)%

     Annualized yield on pawn loans                                      120%         122%          (2)%
     Average pawn loan balance per average location in operation    $    184     $    173            6%
     Average pawn loan amount at end of period (not in thousands)   $     79     $     79           --
     Margin on disposition of merchandise as a percentage
       of proceeds from disposition of merchandise                      35.4%        34.7%           2%
     Average annualized merchandise turnover                             2.5x         2.4x           4%
     Average merchandise held for disposition
       per average location                                         $    124     $    127           (2)%

     Owned locations in operation--
       Beginning of period                                               407          411
         Acquired                                                          1           --
         Start-ups                                                        --           --
         Combined or closed                                               (3)          (1)
       End of period                                                     405          410           (1)%
       Additional franchise locations at end of period                    15           15           --
       Total locations at end of period                                  420          425           (1)%
       Average number of owned locations in operation(a)                 406          411           (1)%


----------

(a) Averages based on accumulation of month-end balances and dividing aggregate total by total months in the period.

DOMESTIC LENDING OPERATIONS
================================================================================
(Dollars in thousands)

     The following table sets forth selected financial data for the Company's domestic lending operations as of June 30, 2001 and 2000, and for the six months then ended.

                                                                     2001          2000         Change
                                                                   ---------     ---------     ---------
REVENUE
     Finance and service charges                                   $  45,815     $  44,823             2%
     Proceeds from disposition of merchandise                        109,604       108,655             1%
     Other lending fees and royalties                                  1,530           125          1124%
                                                                   ---------     ---------     ---------
TOTAL REVENUE                                                        156,949       153,603             2%
                                                                   ---------     ---------     ---------
COSTS OF REVENUE
     Disposed merchandise                                             71,263        71,910            (1)%
                                                                   ---------     ---------     ---------
NET REVENUE                                                        $  85,686     $  81,693             5%
                                                                   =========     =========     =========

OTHER DATA
     Net revenue contribution by source--
         Finance and service charges                                    53.5%         54.9%           (3)%
         Margin on disposition of merchandise                           44.7%         45.0%           (1)%
         Other lending fees and royalties                                1.8%           .1%         1700%

     Expenses as a percentage of net revenue--
         Operations and administration                                  81.0%         80.2%            1%
         Depreciation and amortization                                   8.1%          8.5%           (5)%
         Interest, net                                                   2.9%          4.0%          (26)%

     Income from operations as a percentage of total revenue             5.9%          6.0%           (2)%

     Annualized yield on pawn loans                                      125%          126%           (1)%
     Average pawn loan balance per average location in operation   $     181     $     174             4%
     Margin on disposition of merchandise as a percentage
       of proceeds from disposition of merchandise                      35.0%         33.8%            3%
     Average annualized merchandise turnover                             2.8x          2.6x            8%
     Average merchandise held for disposition
       per average location                                        $     128     $     134            (4)%

     Owned locations in operation--
       Beginning of period                                               410           413
         Acquired                                                          1            --
         Start-ups                                                         1             1
         Combined, closed or sold                                         (7)           (4)
       End of period                                                     405           410            (1)%
       Additional franchise locations at end of period                    15            15            --
       Total locations at end of period                                  420           425            (1)%
       Average number of owned locations in operation (a)                407           411            (1)%


----------

(a) Averages based on accumulation of month-end balances and dividing aggregate total by total months in the period.

FOREIGN LENDING OPERATIONS
================================================================================
(Dollars in thousands)

         The following table sets forth selected consolidated financial data in U.S. dollars for Harvey & Thompson, Ltd. and Svensk Pantbelaning as of June 30, 2001 and 2000, and for the three months then ended, using the following currency exchange rates:


                                                                           2001        2000       Change
                                                                         --------    --------    --------
Harvey & Thompson, Ltd. (British pound sterling per U.S. dollar)--
     Balance sheet data - end of period rate                                .7066       .6591          (7)%
     Income statement data - three months average rate                      .7051       .6495          (9)%
Svensk Pantbelaning (Swedish kronor per U.S. dollar)--
     Balance sheet data - end of period rate                              10.8530      8.7898         (23)%
     Income statement data - three months average rate                    10.4553      8.8652         (18)%
                                                                         ========    ========    ========
REVENUE
     Finance and service charges                                         $  5,187    $  5,563          (7)%
     Proceeds from disposition of merchandise                               2,006       2,080          (4)%
     Check cashing fees                                                       194         183           6%
                                                                         --------    --------    --------
TOTAL REVENUE                                                               7,387       7,826          (6)%
                                                                         --------    --------    --------
COSTS OF REVENUE
     Disposed merchandise                                                   1,542       1,968         (22)%
                                                                         --------    --------    --------
NET REVENUE                                                              $  5,845    $  5,858          --
                                                                         ========    ========    ========
OTHER DATA
     Net revenue contribution by source--
         Finance and service charges                                         88.7%       95.0%         (7)%
         Margin on disposition of merchandise                                 7.9%        1.9%        316%
         Check cashing fees                                                   3.4%        3.1%          7%

     Expenses as a percentage of net revenue--
         Operations and administration                                       56.1%       57.6%         (3)%
         Depreciation and amortization                                        8.8%        9.0%         (3)%
         Interest, net                                                        3.2%        6.6%        (52)%

     Income from operations as a percentage of total revenue                 27.8%       25.0%         11%

     Annualized yield on loans                                                 53%         46%         15%
     Average loan balance per average location in operation              $    744    $    913         (19)%
     Average loan amount at end of period (not in thousands)             $    153    $    178         (14)%
     Margin on disposition of merchandise as a percentage
       of proceeds from disposition of merchandise                           23.1%        5.4%        330%
     Average annualized merchandise turnover                                  2.4x        2.3x          4%
     Average merchandise held for disposition
       per average location                                              $     48    $     65         (26)%

     Lending locations in operation--
       Beginning of period                                                     53          53
         Acquired                                                              --          --
         Start-ups                                                             --          --
         Combined or closed                                                    --          --
       End of period                                                           53          53          --
       Average number of locations in operation (a)                            53          53          --

----------
(a) Averages based on accumulation of month-end balances and dividing aggregate total by total months in the period.

FOREIGN LENDING OPERATIONS
================================================================================
(Dollars in thousands)

         The following table sets forth selected consolidated financial data in U.S. dollars for Harvey & Thompson, Ltd. and Svensk Pantbelaning as of June 30, 2001 and 2000, and for the six months then ended, using the following currency exchange rates:


                                                                              2001        2000        Change
                                                                           ---------    ---------    ---------
Harvey & Thompson, Ltd. (British pound sterling per U.S. dollar)--
     Income statement data - six months average rate                           .6960        .6314          (10)%
Svensk Pantbelaning (Swedish kronor per U.S. dollar)--
     Income statement data - six months average rate                         10.1117       8.7259          (16)%
                                                                           =========    =========    =========

REVENUE
     Finance and service charges                                           $  10,592    $  11,944          (11)%
     Proceeds from disposition of merchandise                                  4,256        4,334           (2)%
     Check cashing fees                                                          377          351            7%
                                                                           ---------    ---------    ---------
TOTAL REVENUE                                                                 15,225       16,629           (8)%
                                                                           ---------    ---------    ---------
COSTS OF REVENUE
     Disposed merchandise                                                      3,439        4,152          (17)%
                                                                           ---------    ---------    ---------
NET REVENUE                                                                $  11,786    $  12,477           (6)%
                                                                           =========    =========    =========
OTHER DATA
     Net revenue contribution by source--
         Finance and service charges                                            89.9%        95.7%          (6)%
         Margin on disposition of merchandise                                    6.9%         1.5%         360%
         Check cashing fees                                                      3.2%         2.8%          17%

     Expenses as a percentage of net revenue--
         Operations and administration                                          56.5%        57.3%          (1)%
         Depreciation and amortization                                           8.6%         8.4%           2%
         Interest, net                                                           3.5%         6.3%         (44)%

     Income from operations as a percentage of total revenue                    27.1%        25.7%           5%

     Annualized yield on pawn loans                                               53%          49%           8%
     Average pawn loan balance per average location in operation           $     766    $     924          (17)%
     Margin on disposition of merchandise as a percentage
       of proceeds from disposition of merchandise                              19.2%         4.2%         357%
     Average annualized merchandise turnover                                     2.6x         2.4x           8%
     Average merchandise held for disposition
       per average location                                                $      51    $      66          (23)%

     Lending locations in operation--
       Beginning of period                                                        53           53
         Acquired                                                                 --           --
         Start-ups                                                                --           --
         Combined, closed or sold                                                 --           --
       End of period                                                              53           53           --
     Average number of locations in operation (a)                                 53           53           --

----------
(a) Averages based on accumulation of month-end balances and dividing aggregate total by total months in the period.

OTHER OPERATIONS
================================================================================
(Dollars in thousands)

         The following table sets forth selected financial data with respect to the Company's other domestic operations as of June 30, 2001 and 2000, and for the three months then ended.


                                                                       2001        2000       Change
                                                                     ---------   ---------   ---------
RENTAL OPERATIONS:
REVENUE
     Tire and wheel rentals                                          $   4,255   $   2,859          49%
     Management fees                                                        --         580        (100)%
     Tire and wheel sales                                                  686         337         104%
     Lease income and other                                                 95         275         (65)%
                                                                     ---------   ---------   ---------
TOTAL REVENUE                                                            5,036       4,051          24%
                                                                     ---------   ---------   ---------
COSTS OF REVENUE
     Tire and wheel rentals                                              1,544       1,032          50%
     Tire and wheel sales                                                  428         233          84%
                                                                     ---------   ---------   ---------
NET REVENUE                                                          $   3,064   $   2,786          10%
                                                                     =========   =========   =========

OTHER DATA
     Owned rental locations--
         Rental agreements outstanding at end of period              $  10,753   $   9,364          15%
         Average balance per rental agreement
            at end of period (not in thousands)                      $   1,048   $   1,045          --
         Locations in operation at end of period                            43          29          48%
         Average locations in operation for the period (a)                  43          28          54%
     Managed rental locations--
         Locations in operation at end of period                            --          14        (100)%
         Average locations in operation for the period (a)                  --          14        (100)%
                                                                     =========   =========   =========

CHECK CASHING OPERATIONS:
REVENUE
     Check cashing royalties and fees                                $     809   $     770           5%
                                                                     ---------   ---------   ---------
TOTAL REVENUE                                                              809         770           5%
                                                                     ---------   ---------   ---------
NET REVENUE                                                          $     809   $     770           5%
                                                                     =========   =========   =========
OTHER DATA
     Franchised and owned check cashing centers--
       Centers in operation at end of period                               135         137          (1)%
       Average centers in operation for the period (a)                     133         136          (2)%

----------
(a) Averages based on accumulation of month-end balances and dividing aggregate total by total months in the period.

OTHER OPERATIONS
================================================================================
(Dollars in thousands)

         The following table sets forth selected financial data with respect to the Company's other domestic operations as of June 30, 2001 and 2000, and for the six months then ended.


                                                                       2001        2000       Change
                                                                     ---------   ---------   ---------
RENTAL OPERATIONS:
REVENUE
     Tire and wheel rentals                                          $   8,718   $   5,270          65%
     Management fees                                                        75       1,183         (94)%
     Tire and wheel sales                                                1,407         769          83%
     Lease income and other                                                245         570         (57)%
                                                                     ---------   ---------   ---------
TOTAL REVENUE                                                           10,445       7,792          34%
                                                                     ---------   ---------   ---------
COSTS OF REVENUE
     Tire and wheel rentals                                              3,193       1,917          67%
     Tire and wheel sales                                                  932         530          76%
                                                                     ---------   ---------   ---------
NET REVENUE                                                          $   6,320   $   5,345          18%
                                                                     =========   =========   =========
OTHER DATA
     Owned rental locations--
         Average locations in operation for the period (a)                  42          27          56%
     Managed rental locations--
         Average locations in operation for the period (a)                   1          14         (93)%
                                                                     =========   =========   =========
CHECK CASHING OPERATIONS:
REVENUE
     Check cashing royalties and fees                                $   1,808   $   1,733           4%
                                                                     ---------   ---------   ---------
TOTAL REVENUE                                                            1,808       1,733           4%
                                                                     ---------   ---------   ---------
NET REVENUE                                                          $   1,808   $   1,733           4%
                                                                     =========   =========   =========
OTHER DATA
     Franchised and owned check cashing centers--
       Average centers in operation for the period (a)                     133         136          (2)%


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

             Not Applicable

Item 3.   DEFAULTS UPON SENIOR SECURITIES

            Not Applicable

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On May 16, 2001, the Company's Annual Meeting of Shareholders was held. All of the nominees for director identified in the Company's Proxy Statement, filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, were elected at the meeting to hold office until the next Annual Meeting or until their successors are duly elected and qualified. The shareholders ratified the Company's selection of independent auditors. The shareholders also approved the proposed Amendment to the Company's 1994 Long-Term Incentive Plan. There was no other business brought before the meeting that required shareholder approval. Votes were cast in the matters described below as follows (there were no broker non-votes or abstentions other than those listed below):

         (a)      Election of directors

                                                                 For                               Withheld
                                                                 ---                               --------

                  Jack R. Daugherty                           21,478,415                           1,773,199
                  A. R. Dike                                  21,477,415                           1,774,199
                  Daniel R. Feehan                            20,436,148                           2,815,466
                  James H. Graves                             21,477,415                           1,774,199
                  B. D. Hunter                                21,470,699                           1,780,915
                  Timothy J. McKibben                         21,477,309                           1,774,305
                  Alfred J. Micallef                          21,477,315                           1,774,299
                  Clifton H. Morris, Jr.                      21,477,315                           1,774,299
                  Carl P. Motheral                            21,476,915                           1,774,699
                  Samuel W. Rizzo                             21,470,799                           1,780,815

         (b)      Ratification of Independent Auditors

                  For - 21,831,920
                  Against - 1,415,624
                  Abstain - 4,070

         (c)      Proposed Amendment to  the Company's 1994 Long-Term
                  Incentive Plan

                  For - 12,708,995
                  Against - 9,721,016
                  Abstain - 821,603

Item 5.   OTHER INFORMATION

            Not Applicable


Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

            (a)   Exhibits

                  10.1 Amended and Restated Executive Employment Agreement between the Company and Mr. Daniel R. Feehan dated as of April 29, 2001.

            (b)   Reports on Form 8-K

                  None

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                        CASH AMERICA INTERNATIONAL, INC.
                     --------------------------------------
                                  (Registrant)



                         By: /s/ Thomas A. Bessant, Jr.
                            ---------------------------

                             Thomas A. Bessant, Jr.
                          Executive Vice President and
                             Chief Financial Officer


                              Date: August 10, 2001

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                        DESCRIPTION
-------                       -----------
10.1     Amended and Restated Executive Employment Agreement between the Company and Mr. Daniel R. Feehan dated as of April 29, 2001.