Form 10-Q
period 2001-09-30
CASH AMERICA INTERNATIONAL INC
filed 2001-11-14
CIK 807884

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

For the quarterly period ended September 30, 2001

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

24,662,334 common shares, $.10 par value, were outstanding as of November 7, 2001.


================================================================================

                        CASH AMERICA INTERNATIONAL, INC.

                                  INDEX TO 10-Q


PART I.  FINANCIAL STATEMENTS
                                                                                               Page
     Item 1. Financial Statements (Unaudited)

       Consolidated Balance Sheets -- September 30, 2001
       and 2000 and December 31, 2000......................................................      1

       Consolidated Statements of Operations -- Three Months and
       Nine Months Ended September 30, 2001 and 2000.......................................      2

       Consolidated Statements of Stockholders' Equity --
       Nine Months Ended September 30, 2001 and 2000.......................................      3

       Consolidated Statements of Cash Flows --
       Nine Months Ended September 30, 2001 and 2000.......................................      4

       Notes to Consolidated Financial Statements..........................................      5


     Item 2. Management's Discussion and Analysis of
              Results of Operations and Financial Condition................................     12


PART II.  OTHER INFORMATION................................................................     31

SIGNATURE..................................................................................     32

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

                                                                             (UNAUDITED)

                                                                   September 30,           December 31,
                                                                2001            2000           2000
                                                             ---------       ---------       ---------
ASSETS

     Current assets:
        Cash and cash equivalents                            $   6,291       $   6,350       $   4,339
        Loans                                                  119,537         122,549         117,982
        Merchandise held for disposition, net                   64,024          61,633          58,817
        Finance and service charges receivable                  19,265          19,493          19,918
        Other receivables and prepaid expenses                   7,280          16,986           8,120
        Income taxes recoverable                                 2,125           5,314           2,992
        Deferred tax assets                                      8,233           5,839           5,455
        Net current assets of discontinued operations            4,072           5,354           4,825
                                                             ---------       ---------       ---------

            Total current assets                               230,827         243,518         222,448
     Property and equipment, net                                62,581          47,797          49,597
     Intangible assets, net                                     77,439          80,861          80,074
     Other assets                                                9,986           6,669           6,348
     Net non-current assets of discontinued operations           5,814          19,456          19,766
                                                             ---------       ---------       ---------

            Total assets                                     $ 386,647       $ 398,301       $ 378,233
                                                             =========       =========       =========


LIABILITIES AND STOCKHOLDERS' EQUITY

     Current liabilities:
        Accounts payable and accrued expenses                $  20,133       $  20,872       $  21,974
        Customer deposits                                        4,558           4,434           3,931
        Reserve for disposal of discontinued operations          8,422              --              --
        Income taxes currently payable                           1,052             344             379
        Current portion of long-term debt                       10,055           5,825           5,853
                                                             ---------       ---------       ---------

            Total current liabilities                           44,220          31,475          32,137

     Deferred tax liabilities                                    1,620           2,275           3,027
     Long-term debt                                            177,322         185,095         164,611
                                                             ---------       ---------       ---------

     Stockholders' equity:
        Common stock, $.10 par value per
            share, 80,000,000 shares authorized                  3,024           3,024           3,024
        Paid in surplus                                        127,821         127,835         127,820
        Retained earnings                                       89,551          99,385         102,326
        Accumulated other comprehensive loss                   (10,597)         (9,357)         (8,487)
        Notes receivable--stockholders                          (5,890)         (5,698)         (5,755)
                                                             ---------       ---------       ---------

                                                               203,909         215,189         218,928
        Less--shares held in treasury, at cost                 (40,424)        (35,733)        (40,470)
                                                             ---------       ---------       ---------

            Total stockholders' equity                         163,485         179,456         178,458
                                                             ---------       ---------       ---------

            Total liabilities and stockholders' equity       $ 386,647       $ 398,301       $ 378,233
                                                             =========       =========       =========


See notes to consolidated financial statements.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

                                                                                   (UNAUDITED)

                                                                 Three Months Ended              Nine Months Ended
                                                                    September 30,                   September 30,
                                                             -------------------------       -------------------------
                                                                2001            2000            2001            2000
                                                             ---------       ---------       ---------       ---------

REVENUE

     Finance and service charges                             $  28,685       $  28,974       $  85,092       $  85,741
     Proceeds from disposition of merchandise                   51,405          49,697         165,265         162,686
     Other lending fees and royalties                            1,485             440           3,015             565
     Check cashing operations                                    1,029             894           3,214           2,978
                                                             ---------       ---------       ---------       ---------

TOTAL REVENUE                                                   82,604          80,005         256,586         251,970
                                                             ---------       ---------       ---------       ---------

COSTS OF REVENUE
     Disposed merchandise                                       33,392          32,948         108,094         109,010
                                                             ---------       ---------       ---------       ---------

NET REVENUE                                                     49,212          47,057         148,492         142,960
                                                             =========       =========       =========       =========

OPERATING EXPENSES
     Lending operations                                         32,580          31,004          96,361          91,922
     Check cashing operations                                      425             231           1,017             965
     Administration                                              6,399           5,666          19,062          17,876
     Depreciation                                                3,109           3,025           9,544           9,325
     Amortization                                                  980             980           2,961           2,993
                                                             ---------       ---------       ---------       ---------

        Total operating expenses                                43,493          40,906         128,945         123,081
                                                             ---------       ---------       ---------       ---------

INCOME FROM OPERATIONS                                           5,719           6,151          19,547          19,879

     Interest expense, net                                       2,444           3,604           7,860          10,094
     (Gain) loss from derivative valuation fluctuations            269              --             635              --
     (Gain) loss from insurance claim settlement                    --          (9,729)             --          (9,729)
     Equity in loss of unconsolidated subsidiary                    --              --              --          15,589
     (Gain) loss from issuance of subsidiary's stock                --              --              --            (136)
                                                             ---------       ---------       ---------       ---------

Income from continuing operations before income taxes            3,006          12,276          11,052           4,061
     Provision for income taxes                                  1,031           4,589           4,276           7,484
                                                             ---------       ---------       ---------       ---------

INCOME (LOSS) FROM CONTINUING OPERATIONS                         1,975           7,687           6,776          (3,423)

     Loss from discontinued operations                         (17,393)           (496)        (18,631)         (1,565)
                                                             ---------       ---------       ---------       ---------

NET INCOME (LOSS)                                            $ (15,418)      $   7,191       $ (11,855)      $  (4,988)
                                                             =========       =========       =========       =========

Net income (loss) per share:
  Basic--
     Income (loss) from continuing operations                $     .08       $     .30       $     .27       $    (.13)
     Loss from discontinued operations                            (.71)           (.02)           (.76)           (.06)
     Net income (loss)                                       $    (.63)      $     .28       $    (.48)      $    (.19)
  Diluted--
     Income (loss) from continuing operations                $     .08       $     .30       $     .27       $    (.13)
     Loss from discontinued operations                            (.71)           (.02)           (.76)           (.06)
     Net income (loss)                                       $    (.63)      $     .28       $    (.48)      $    (.19)
                                                             ---------       ---------       ---------       ---------

Weighted average common shares outstanding:
  Basic                                                         24,658          25,712          24,655          25,585
  Diluted                                                       24,658          25,929          24,655          25,585
                                                             =========       =========       =========       =========


See notes to consolidated financial statements.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
(In thousands, except share data)

                                                                 (UNAUDITED)

                                                                                     ACCUMULATED     NOTES
                               COMMON STOCK                                             OTHER      RECEIVABLE    TREASURY STOCK
                           --------------------  PAID IN   RETAINED  COMPREHENSIVE  COMPREHENSIVE   -- STOCK-  --------------------
                             SHARES     AMOUNT   SURPLUS   EARNINGS  INCOME (LOSS)  INCOME (LOSS)    HOLDERS    SHARES     AMOUNT
                           ----------  -------  ---------  --------- -------------  -------------  ----------  ---------  ---------
Balance at
 December 31, 2000         30,235,164  $ 3,024  $ 127,820  $ 102,326                  $  (8,487)    $ (5,755)  5,577,318  $ (40,470)

 Comprehensive loss:
   Net loss                                                  (11,855)  $ (11,855)
   Other comprehensive
     loss--Foreign
     currency
     translation
     adjustments                                                          (2,110)        (2,110)
                                                                       ---------

        Comprehensive
          loss                                                         $ (13,965)
                                                                       ---------

 Dividends declared--
   $.0375 per share                                             (920)

 Treasury shares
  purchased                                                                                                       24,060       (109)

 Treasury shares
  reissued                                             (7)                                                       (21,500)       155

 Tax benefit from
   exercise of option
   shares                                               8

 Change in notes
   receivable--
   stockholders                                                                                         (135)
                           ----------  -------  ---------  ---------   ---------      ---------     --------   ---------  ---------

Balance at
 September 30, 2001        30,235,164  $ 3,024  $ 127,821  $  89,551                  $ (10,597)    $ (5,890)  5,579,878  $ (40,424)
                           ==========  =======  =========  =========   =========      =========     ========   =========  =========

Balance at
 December 31, 1999         30,235,164  $ 3,024  $ 127,350  $ 105,331                  $  (3,989)    $ (5,820)  5,055,170  $ (38,956)

 Comprehensive loss:
   Net loss                                                   (4,988)  $  (4,988)
   Other comprehensive
     loss--Foreign
     currency
     translation
     adjustments                                                          (5,368)        (5,368)
                                                                       ---------

       Comprehensive
        loss                                                           $ (10,356)
                                                                       ---------

 Dividends declared--
  $.0375 per share                                              (958)

 Treasury shares
  purchased                                                                                                      188,733     (1,370)

 Treasury shares
  reissued                                           (740)                                                      (598,825)     4,593

 Tax benefit from
  exercise of option
  shares                                            1,225

 Change in notes
   receivable--
   stockholders                                                                                          122
                           ----------  -------  ---------  ---------   ---------      ---------     --------   ---------  ---------

Balance at
 September 30, 2000        30,235,164  $ 3,024  $ 127,835  $  99,385                   $ (9,357)    $ (5,698)  4,645,078  $ (35,733)
                           ==========  =======  =========  =========   =========      =========     ========   =========  =========



See notes to consolidated financial statements.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

                                                                                                          (UNAUDITED)

                                                                                                        Nine Months Ended
                                                                                                          September 30,
                                                                                                    -------------------------
                                                                                                       2001            2000
                                                                                                    ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                                                                   $ (11,855)      $  (4,988)
Less:  Loss from discontinued operations                                                              (18,631)         (1,565)
                                                                                                    ---------       ---------
Income (loss) from continuing operations                                                                6,776          (3,423)
Adjustments to reconcile income (loss)
     from continuing operations to net cash
     provided by continuing operating activities:
        Depreciation                                                                                    9,544           9,325
        Amortization                                                                                    2,961           2,993
        Loss from derivative valuation fluctuations                                                       635            --
        Gain from insurance claim settlement                                                                           (9,729)
        Equity in loss of unconsolidated subsidiary                                                        --          15,589
        Gain from issuance of subsidiary's stock                                                           --            (136)
        Changes in operating assets and liabilities--
           Merchandise held for disposition                                                            (5,039)          2,470
           Finance and service charges receivable                                                         417             846
           Other receivables and prepaid expenses                                                        (871)         (1,980)
           Accounts payable and accrued expenses                                                        6,652          (3,047)
           Customer deposits, net                                                                         622             303
           Current income taxes                                                                         1,543           3,650
           Deferred taxes, net                                                                         (7,985)          1,929
                                                                                                    ---------       ---------

              Net cash provided by operating activities of continuing operations                       15,255          18,790
                                                                                                    ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES
     Loans forfeited and transferred to merchandise held for disposition                              100,374          98,724
     Loans repaid or renewed                                                                          200,578         211,046
     Loans made, including loans renewed                                                             (304,590)       (312,044)
                                                                                                    ---------       ---------

              Net increase in loans                                                                    (3,638)         (2,274)
                                                                                                    ---------       ---------

     Acquisitions, net of cash acquired                                                                (1,249)             --
     Purchases of property and equipment                                                              (22,693)        (11,483)
     Proceeds from property insurance claim                                                               790          10,508
                                                                                                    ---------       ---------

              Net cash used by investing activities of continuing operations                          (26,790)         (3,249)
                                                                                                    ---------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES
     Net borrowings (payments) under bank lines of credit                                              23,732          (5,629)
     Proceeds from capital lease obligations                                                               --           2,115
     Payments on notes payable and capital lease obligations                                           (5,538)         (5,141)
     Change in notes receivable - stockholders                                                            240             840
     Net proceeds from reissuance of treasury shares                                                      120           3,434
     Treasury shares purchased                                                                           (109)         (1,370)
     Dividends paid                                                                                      (920)           (958)
                                                                                                    ---------       ---------

              Net cash provided (used) by financing activities of continuing operations                17,525          (6,709)
                                                                                                    ---------       ---------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                                   (69)           (124)
                                                                                                    ---------       ---------

CASH PROVIDED BY CONTINUING OPERATIONS                                                                  5,921           8,708
CASH USED BY DISCONTINUED OPERATIONS                                                                   (3,969)         (8,576)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                                        4,339           6,218
                                                                                                    ---------       ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                          $   6,291       $   6,350
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

         In February 2001, innoVentry sold additional voting preferred stock, reducing the Company's ownership and voting interest to 19.3%. Thereafter, the Company began using the cost method of accounting for its investment in innoVentry. See Note 6.

         The financial statements as of September 30, 2001 and 2000, and for the three month and nine month periods then ended are unaudited but, in management's opinion, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for such interim periods. Operating results for the three month and nine month periods are not necessarily indicative of the results that may be expected for the full fiscal year.

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

3. DISCONTINUED OPERATIONS

In September 2001, the Company announced plans to exit the rent-to-own business in order to focus on its core business of lending activities. The Company's subsidiary, Rent-A-Tire, Inc. ("Rent-A-Tire") provides new tires and wheels under a rent-to-own format to customers seeking this alternative to a direct purchase. The Company initiated the plan to close 21 Rent-A-Tire operating locations and sell the remaining 22 units. It expects the plan to be completed before September 2002.

         Pursuant to Accounting Principles Board Opinion No. 30 "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" ("APB 30"), the consolidated financial statements of the Company have been reclassified to reflect the planned disposal of the rental business segment. Accordingly, the revenues, costs and expenses, assets, and cash flows of Rent-A-Tire have been segregated in the Consolidated Balance Sheets, Consolidated Statements of Operations and Consolidated Statements of Cash Flows. The net operating results, net assets and net cash flows of this business segment have been reported as "Discontinued Operations" in the accompanying consolidated financial statements.

         Summarized financial information for the discontinued operations is as follows (dollars in thousands):

                                                                       Three Months Ended             Nine Months Ended
                                                                          September 30,                 September 30,
                                                                     -----------------------       -----------------------
                                                                       2001           2000           2001           2000
                                                                     --------       --------       --------       --------

Revenues                                                             $  3,220       $  4,842       $ 13,665       $ 12,634
Loss before income taxes                                              (14,757)          (750)       (16,648)        (2,381)
Benefit for income taxes                                               (4,917)          (254)        (5,570)          (816)
                                                                     --------       --------       --------       --------

Loss from operations of discontinued rental business                   (9,840)          (496)       (11,078)        (1,565)
Loss on disposal of rental business
   (less applicable income tax benefit of $ 3,408)                     (7,553)            --         (7,553)            --
                                                                     --------       --------       --------       --------

Loss from discontinued operations                                    $(17,393)      $   (496)      $(18,631)      $ (1,565)
                                                                     --------       --------       --------       --------
Diluted loss per share from discontinued operations                  $   (.71)      $   (.02)      $   (.76)      $   (.06)
                                                                     ========       ========       ========       ========

         Continuing losses associated with the rental business segment triggered an evaluation of Rent-A-Tire's long-lived asset recoverability during the third quarter of 2001. As a result, a non-cash charge of $13,716,000 ($9,153,000 after income tax benefit) to write down the carrying value of a portion of Rent-A-Tire's goodwill and property and equipment to estimated fair value, based upon discounted future cash flows, is included in loss before income taxes reflected in the table above for the three months and nine months ended September 30, 2001.

         Loss on disposal of the rental business segment recorded in the three months and nine months ended September 30, 2001, includes a provision of $4,472,000 for operating losses subsequent to September 1, 2001, the effective date of the plan of disposition, and a provision of $6,489,000 for the estimated loss on the sale of remaining assets. The components of the combined pre-tax charge of $10,961,000 ($7,553,000 after income tax benefit) and the reserve activity during the three months ended September 30, 2001, were as follows:

                                          Reserve At            Cash              Non-cash         Reserve At
                                           Inception        Expenditures        Write downs    September 30, 2001
                                           ---------        ------------        -----------    ------------------

Inventory reserve                        $    712,000       $        --        $   (217,000)      $    495,000
                                         ============       ===========        ============       ============

Long-lived asset
   write downs                           $  1,590,000       $        --        $ (1,590,000)      $         --
Other closure/exit costs                    2,194,000                --                  --          2,194,000
Workforce reduction                           134,000           (35,000)                 --             99,000
Additional operating
  (income) during
  phase-out period                           (158,000)         (154,000)           (48,000)           (360,000)
Loss on sale of assets                      6,489,000                --                  --          6,489,000
                                         ------------       -----------        ------------       ------------
Disposal reserve                         $ 10,249,000       $  (189,000)       $ (1,638,000)      $  8,422,000
                                         ============       ===========        ============       ============

         The adoption of the plan to close the 21 operating units resulted in the write down of merchandise on rent, property and equipment, and goodwill. Other closure/exit costs primarily includes non-cancelable operating lease obligations.

4. RECENT ACCOUNTING PRONOUNCEMENTS

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

         In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." Goodwill and other intangible assets having an indefinite useful life acquired in business combinations completed after June 30, 2001, are no longer subject to amortization to earnings. Effective January 1, 2002, all goodwill and other intangible assets having an indefinite useful life become subject to periodic testing for impairment and are no longer amortized to earnings. The useful lives of other intangible assets must be reassessed and the remaining amortization periods adjusted accordingly. The Company is in the process of estimating the effect that the adoption of SFAS 142 will have on its consolidated financial position and results of operations.

         In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and related literature and establishes a single accounting model, based on the framework established in SFAS No. 121, for long-lived assets to be disposed of by sale. The Company is required to adopt SFAS No. 144 as of January 1, 2002. The Company will implement the provisions of SFAS No. 144 as required and its adoption is not expected to have a material effect on the Company's consolidated financial position or results of operations.

5. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

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

         The accompanying Consolidated Statements of Operations include losses from derivative valuation fluctuations of $269,000 and $635,000 during the three months and nine months ended September 30, 2001, respectively. The loss during the nine month period resulted from two adjustments. As of January 1, 2001, the Company adjusted the carrying value of each of its interest rate cap agreements to fair value and recorded a loss of $259 thousand (before applicable income tax benefit of $87 thousand), which represented the cumulative effect of adopting the new standard. The Company also recorded an additional loss of $376 thousand during the nine month period due to the determination that the interest rate cap agreements were ineffective as hedges (as defined by SFAS No. 133) during the period, and due to the decreases in the fair values of the agreements resulting from the prevailing interest rate environment. The fair values of the interest rate cap agreements as of September 30, 2001, total $95 thousand and are included in "Other receivables and prepaid expenses" in the accompanying Consolidated Balance Sheet.

6.  INVESTMENT IN INNOVENTRY

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

         In September 2001, innoVentry announced a plan to cease business operations, sell all of its assets, and pay the proceeds received to innoVentry's creditors. The Company anticipates that no proceeds will be available for payment to innoVentry's shareholders. The Company's investment in and advances to innoVentry were written down to zero during fiscal 2000. innoVentry's decision to cease operations will have no effect on the Company's consolidated financial position or results of operations.

7.  LONG-TERM DEBT

The Company's long-term debt instruments and balances outstanding at September 30, 2001 and 2000 were as follows (in thousands):

                                                                                 2001              2000
                                                                               ---------         ---------

U.S. Line of Credit up to $150 million
         due June 30, 2003                                                     $ 110,400         $ 100,900
U.K. Line of Credit up to L.15 million
         due April 30, 2003                                                        5,011             9,771
Swedish Lines of Credit up to SEK 215 million                                      8,467            10,782
8.33% senior unsecured notes due 2003                                              8,571            12,857
8.14% senior unsecured notes due 2007                                             20,000            20,000
7.10% senior unsecured notes due 2008                                             30,000            30,000
Capital lease obligations payable                                                  4,528             6,110
6.25% subordinated unsecured notes due 2004                                          400               500
                                                                               ---------         ---------
                                                                                 187,377           190,920
Less current portion                                                              10,055             5,825
                                                                               ---------         ---------
        Total long-term debt                                                   $ 177,322         $ 185,095
                                                                               =========         =========

8.  WEIGHTED AVERAGE SHARES

The reconciliation of basic and diluted weighted average common shares outstanding for the periods ended September 30, follows (in thousands):

                                                                      Three Months Ended                Nine Months Ended
                                                                         September 30,                    September 30,
                                                                    -----------------------          -----------------------
                                                                     2001             2000            2001             2000
                                                                    ------           ------          ------           ------

Weighted average shares--Basic                                      24,658           25,712          24,655           25,585
Effect of shares applicable to stock option plans                      430              168             217              463
Effect of shares applicable to nonqualified savings plan                64               49              64               47
Antidilutive effect resulting from net loss                           (494)              --            (281)            (510)
                                                                    ------           ------          ------           ------
Weighted average shares--Diluted                                    24,658           25,929          24,655           25,585
                                                                    ======           ======          ======           ======


9.  OPERATING SEGMENT INFORMATION

The Company has two reportable operating segments in the lending industry and one in the check cashing industry. While the United States and foreign lending segments offer the same services, each is managed separately due to the different operational strategies required. The check cashing operation offers different services and products, thus requiring its own technical, marketing and operational strategy.

         As described in Note 3, the Company has reclassified the results of operations of Rent-A-Tire as discontinued operations. This business was previously reported as a separate operating segment. The segment data included below has been restated to exclude amounts related to Rent-A-Tire.

         Information concerning the segments is set forth below (in thousands):

                                                    Lending
                                   ------------------------------------------
                                    United                                            Check
                                    States          Foreign           Total           Cashing       Consolidated
                                   --------         --------         --------         -------       ------------

Three Months Ended
September 30, 2001:
    Total revenue                  $ 74,030         $  7,753         $ 81,783         $    821          $ 82,604
    Income (loss) from
      operations                      3,575            2,149            5,724               (5)            5,719
    Total assets at end of
         period                     290,323           75,085          365,408           11,353           376,761
                                   --------         --------         --------         --------          --------
Three Months Ended
September 30, 2000:
    Total revenue                    71,908            7,379           79,287              718            80,005
    Income from
      operations                      3,963            2,043            6,006              145             6,151
    Total assets at end of
         period                     284,234           77,216          361,450           12,041           373,491
                                   ========         ========         ========         ========          ========
Nine Months Ended
September 30, 2001:
    Total revenue                   230,979           22,978          253,957            2,629           256,586
    Income from
      operations                     12,864            6,271           19,135              412            19,547
                                   --------         --------         --------         --------          --------
Nine Months Ended
September 30, 2000:
    Total revenue                   225,511           24,008          249,519            2,451           251,970
    Income from
      operations                     13,221            6,321           19,542              337            19,879
                                   --------         --------         --------         --------          --------

10. LITIGATION

In December 2000, the Alabama Supreme Court upheld a trial court verdict awarding $300,000 in damages plus interest to a former employee who claimed that the Company did not pay him certain incentive compensation he believed he had earned. Of the total award, $225,000 consisted of punitive damages. The Company petitioned the United States Supreme Court to hear the case and rule on the propriety of awarding punitive damages in this particular case. In October 2001, the United States Supreme Court concluded the proceeding when it refused to grant the Company's petition to hear the case. As of September 30, 2001, all amounts due the plaintiff had been paid.

         The Company is party to a number of other lawsuits arising in the normal course of business. In the opinion of management, the resolution of these matters will not have a material adverse effect on the Company's financial position, results of operations or liquidity.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

SUMMARY CONSOLIDATED FINANCIAL DATA

THIRD QUARTER ENDED SEPTEMBER 30, 2001 vs.
THIRD QUARTER ENDED SEPTEMBER 30, 2000

(Dollars in thousands)

     The following table sets forth selected consolidated financial data with respect to the Company and its lending operations as of September 30, 2001 and 2000, and for the three months then ended.

                                                                            2001               2000             Change
                                                                          --------           --------           ------
REVENUE
     Finance and service charges                                          $ 28,685           $ 28,974                (1)%
     Proceeds from disposition of merchandise                               51,405             49,697                 3%
     Other lending fees and royalties                                        1,485                440               238%
     Check cashing operations                                                1,029                894                15%
                                                                          --------           --------           -------
TOTAL REVENUE                                                               82,604             80,005                 3%
                                                                          --------           --------           -------
COSTS OF REVENUE
     Disposed merchandise                                                   33,392             32,948                 1%
                                                                          --------           --------           -------
NET REVENUE                                                               $ 49,212           $ 47,057                 5%
                                                                          ========           ========           =======
OTHER DATA
  CONSOLIDATED OPERATIONS:
     Net revenue contribution by source--
         Finance and service charges and other fees                           61.3%              62.5%               (2)%
         Margin on disposition of merchandise                                 36.6%              35.6%                3%
         Check cashing operations                                              2.1%               1.9%               11%
     Expenses as a percentage of net revenue--
         Operations and administration                                        80.1%              78.4%                2%
         Depreciation and amortization                                         8.3%               8.5%               (2)%
         Interest, net                                                         5.0%               7.7%              (35)%
     Income from operations as a percentage of total revenue                   6.9%               7.7%              (10)%
                                                                          --------           --------           -------
  LENDING OPERATIONS:
     Annualized yield on pawn loans                                             95%                93%                2%
     Average pawn loan balance per average location in operation          $    261           $    269                (3)%
     Average pawn loan amount at end of period (not in thousands)         $     96           $     98                (2)%
     Margin on disposition of merchandise as a percentage
       of proceeds from disposition of merchandise                            35.0%              33.7%                4%
     Average annualized merchandise turnover                                   2.2X               2.2x               --
     Average merchandise held for disposition
       per average location                                               $    128           $    126                 2%

     Owned locations in operation--
       Beginning of period                                                     458                463
         Acquired                                                                4                 --
         Start-ups                                                              --                 --
         Combined or closed                                                     (1)                --
       End of period                                                           461                463                --
       Additional franchise locations at end of period                          15                 16                (6)%
       Total locations at end of period                                        476                479                (1)%
       Average number of owned locations in operation(a)                       460                463                (1)%

(a) Averages based on accumulation of month-end balances and dividing aggregate total by total months in the period.

NINE MONTHS ENDED SEPTEMBER 30, 2001 vs.
NINE MONTHS ENDED SEPTEMBER 30, 2000

(Dollars in thousands)

     The following table sets forth selected consolidated financial data with respect to the Company and its lending operations as of September 30, 2001 and 2000, and for the nine months then ended.

                                                                            2001               2000                 Change
                                                                         ---------           ---------              ------

REVENUE
     Finance and service charges                                         $  85,092           $  85,741                  (1)%
     Proceeds from disposition of merchandise                              165,265             162,686                   2%
     Other lending fees and royalties                                        3,015                 565                 434%
     Check cashing operations                                                3,214               2,978                   8%
                                                                         ---------           ---------              ------
TOTAL REVENUE                                                              256,586             251,970                   2%
                                                                         ---------           ---------              ------
COSTS OF REVENUE
     Disposed merchandise                                                  108,094             109,010                  (1)%
                                                                         ---------           ---------              ------
NET REVENUE                                                              $ 148,492           $ 142,960                   4%
                                                                         =========           =========              ======
OTHER DATA
  CONSOLIDATED OPERATIONS:
     Net revenue contribution by source--
         Finance and service charges and other fees                           59.3%               60.4%                 (2)%
         Margin on disposition of merchandise                                 38.5%               37.5%                  3%
         Check cashing operations                                              2.2%                2.1%                  5%
     Expenses as a percentage of net revenue--
         Operations and administration                                        78.4%               77.5%                  1%
         Depreciation and amortization                                         8.4%                8.6%                 (2)%
         Interest, net                                                         5.3%                7.1%                (25)%
     Income from operations as a percentage of total revenue                   7.6%                7.9%                 (4)%
                                                                         ---------           ---------              ------
  LENDING OPERATIONS:
     Annualized yield on pawn loans                                             98%                 94%                  4%
     Average pawn loan balance per average location in operation         $     253           $     262                  (3)%
     Margin on disposition of merchandise as a percentage
       of proceeds from disposition of merchandise                            34.6%               33.0%                  5%
     Average annualized merchandise turnover                                   2.6x                2.5x                  4%
     Average merchandise held for disposition
       per average location                                              $     123           $     127                  (3)%

     Owned locations in operation--
       Beginning of period                                                     463                 466
         Acquired                                                                5                  --
         Start-ups                                                               1                   1
         Combined, closed or sold                                               (8)                 (4)
       End of period                                                           461                 463                  --
       Additional franchise locations at end of period                          15                  16                  (6)%
       Total locations at end of period                                        476                 479                  (1)%
     Average number of owned locations in operation (a)                        460                 464                  (1)%


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

         The number of lending locations declined by one during the 21 months ended September 30, 2001. The Company established 2 locations, acquired 5 locations and combined or closed 12 locations. In addition, 5 franchise units were opened and one was closed. As of September 30, 2001, the Company's lending operations consisted of 476 lending units--405 owned units and 15 franchised units in 18 states in the United States, 45 jewelry-only units in the United Kingdom, and 11 loan-only and primarily jewelry-only units in Sweden.

         As of September 30, 2001, Mr. Payroll operated 131 franchised and 7 company owned manned check cashing centers in 20 states. During 1999, the Company disposed of a majority interest in innoVentry Corp. ("innoVentry") and began accounting for its investment by the equity method of accounting. innoVentry issued additional voting preferred stock in private placements in October 1999 and February 2001. The Company began accounting for its investment by the cost method following the February 2001 private placement. As of September 30, 2001, the Company's ownership and voting interest was 19.3%. However, innoVentry ceased business operations in September due to its inability to raise additional financing. innoVentry's decision to cease operations will have no effect on the Company's consolidated financial position or results of operations.

DISCONTINUED OPERATIONS

In September 2001, the Company announced plans to exit the rent-to-own business in order to focus on its core business of lending activities. The Company provides new tires and wheels under a rent-to-own format to customers seeking this alternative to a direct purchase through its subsidiary, Rent-A-Tire, Inc. ("Rent-A-Tire"). The Company initiated the plan to close 21 Rent-A-Tire operating locations and sell the remaining 22 units. It expects the plan to be completed before September 2002.

         Pursuant to Accounting Principles Board Opinion No. 30 "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" ("APB 30"), the consolidated financial statements of the Company have been reclassified to reflect the planned disposal of the rental business segment. Accordingly, the revenues, costs and expenses, assets, and cash flows of Rent-A-Tire have been segregated in the Consolidated Balance Sheets, Consolidated Statements of Operations and Consolidated Statements of Cash Flows. The net operating results, net assets and net cash flows of this business segment have been reported as "Discontinued Operations" in the Company's consolidated financial statements. However, the loss from discontinued operations does not include any interest expense since no debt will be assumed by the buyer.

         The Company recorded a $17.4 million loss from discontinued operations (net of a tax benefit of $8.3 million) during the third quarter ended September 30, 2001 and an $18.6 million loss (net of a tax benefit of $9.0 million) during the nine months ended September 30, 2001. The net loss for the third quarter ended September 30, 2001, includes $9.8 million of net loss from discontinued operations for the period prior to September 1, 2001 (the effective date of the exit plan), $3.0 million of estimated net operating losses during the phase-out period, and a $4.6 million estimated net loss on the sale of remaining assets. The estimated net losses during the phase-out period reflect various costs associated with the closure of 21 Rent-A-Tire locations as well as the estimated net earnings of the rental business segment prior to the sale of its remaining units.

RESULTS OF CONTINUING OPERATIONS

THIRD QUARTER ENDED SEPTEMBER 30, 2001, COMPARED TO THE
THIRD QUARTER ENDED SEPTEMBER 30, 2000

FOREIGN CURRENCY TRANSLATION. The strength of the United States dollar against the two currencies utilized in the Company's foreign operations negatively impacted the results of operations during the third quarter ended September 30, 2001 (the "current quarter"), when compared to the results during the third quarter ended September 30, 2000 (the "prior year quarter"). The weighted average exchange rates used for translating earnings into United States dollars for the British pound sterling and Swedish kronor were 1.7% and 13.7% lower, respectively, during the current quarter compared to the prior year quarter. The exchange rate used for translating assets and liabilities into United States dollars at September 30, 2001 for the kronor was 10.8% lower than the rate used at September 30, 2000, while the rate for the pound sterling was equivalent to the prior period rate. Management anticipates that the unfavorable currency translation adjustment for the kronor will continue during the remainder of fiscal 2001. When the effects of these declines on the quarterly comparisons are significant, they will be analyzed separately from the operational effects on the quarterly comparisons. The separated operational effects will be referred to as "pro forma."

NET REVENUE: CONSOLIDATED. Consolidated net revenue increased 4.6%, or $2.2 million, to $49.2 million during the current quarter, from $47.0 million during the prior year quarter. Net revenue from lending activities and check cashing operations increased $2.1 million and $.1 million, respectively.

NET REVENUE: LENDING ACTIVITIES. Lending operations net revenue increased $2.1 million to $48.4 million during the current quarter from $46.3 million during the prior year quarter. The principal components of lending operations net revenue are finance and service charges, which decreased $.3 million; net revenue from the disposition of merchandise, which increased $1.3 million; other domestic lending fees and franchise royalties, which increased $1.1 million; and foreign check cashing operations, which was the same in both quarters.

         The decreased finance and service charges revenue of $.3 million resulted from a combination of the effects of translation of foreign currency amounts into United States dollars ($.4 million decrease), changes in the average balance of pawn loans outstanding ($.2 million increase), and changes in the annualized yield of the pawn loan portfolio ($.1 million decrease).

         The decline in the currency translation rates during the current quarter compared to the prior year quarter caused a $.4 million decrease in finance and service charges revenue from foreign sources. The decline in revenue was caused by a lower average balance of pawn loans outstanding in foreign operations. The translation rate declines exaggerated the actual reductions in average balances of pawn loans outstanding that occurred in both the United Kingdom and in Sweden. The combined average foreign loan balances were 12.5% lower and the domestic average balance was 1.9% higher, resulting in a company-wide average balance that was 3.4% lower during the current quarter than during the prior year quarter. However, excluding the effects on translation of exchange rate declines, the company-wide average balance for the current quarter only decreased 0.9% compared to the prior year quarter because the pro forma combined foreign average balance was only 5.8% lower.

         Higher average balances outstanding generally result in higher amounts of finance and service charges revenue. As a result of the higher average domestic balances, domestic finance and service charges revenue increased $.5 million. Excluding the effects on translation of the exchange rate declines, a decrease in pro forma combined foreign finance and service charges revenue of $.3 million partially offset the domestic increase, resulting in a net increase of $.2 million from changes in the average balance of pawn loans outstanding. The increase in the average balance of domestic pawn loans outstanding was driven by a 1.4% growth in the average number of pawn loans outstanding during the current quarter coupled with a 0.5% increase in the average amount per loan. While the increase in average number of domestic pawn loans outstanding is the third consecutive quarter-over-quarter increase, the Internal Revenue Service's advance tax refunds may have tempered the growth in loan demand during the current quarter. The average balance of pawn loans outstanding decreased 6.7% and 4.3% in the United Kingdom and Sweden denominated in their local currencies, respectively. Foreign loan demand continues to be weaker as exemplified by a 4.7% and 6.1% decrease in the average number of pawn loans outstanding in the United Kingdom and Sweden, respectively. Average amounts per loan were 2.2% lower in the United Kingdom and 1.9% higher in Sweden.

         Excluding the negative effects of foreign currency exchange rate declines, the consolidated annualized loan yield, which represents the blended result derived from the distinctive loan yields realized from operations in the three countries, was 93.4% in the current quarter compared to 92.7% in the prior year quarter. The domestic annualized loan yield decreased to 115.3% for the current quarter, compared to 119.2% for the prior year quarter, resulting in a $.7 million decrease in finance and service charges revenue. An increase in the pro forma blended yield on foreign loans to 52.6% in the current quarter compared to 47.0% in the prior year quarter caused a combined $.6 million of growth in pro forma finance and service charges revenue. Increased pro forma revenue in the United Kingdom due to improvement in loan redemption rates and higher returns on the disposition of unredeemed collateral at auction in both countries were the primary reasons for the improvement in the blended yield.

         Net revenue from the disposition of merchandise represents the proceeds received from the disposition of merchandise in excess of the cost of merchandise disposed. The effects of declines in foreign currency exchange rates were negligible since 95.7% of proceeds and 96.6% of net margins were generated by domestic activities. Proceeds from the disposition of merchandise in the current quarter increased $1.7 million, or 3.4%, over the prior year quarter. Increased proceeds of $1.3 million, or 2.8%, occurred in the Company's domestic lending units. The domestic increase may have been bolstered by the Internal Revenue Service's advance tax refunds. Management believes that many customers may have used a portion of their refund to purchase merchandise. The margin on disposition of merchandise increased to 35.0% in the current quarter from 33.7% in the prior year quarter. Excluding the effect of the disposition of scrap jewelry, the margin on disposition of merchandise increased to 36.4% in the current quarter from 36.0% in the prior year quarter due to a lower average cost of merchandise disposed. The margin on disposition of scrap jewelry improved to 17.3% in the current quarter compared to 2.9% in the prior year quarter due to a lower average cost per ounce for domestic dispositions. Overall, the combination of increased proceeds and a higher margin resulted in a $1.3 million, or 7.6%, increase in net revenue from the disposition of merchandise. The merchandise turnover rate of 2.2 times during the current quarter was consistent with the prior year quarter. The Company has continued to concentrate on lowering the average cost of merchandise held for disposition. As a result, management believes that the margin on disposition should continue to trend slightly higher during the fourth quarter of 2001.

         Other domestic lending fees and franchising royalties increased $1.1 million in the current quarter as compared to the prior year quarter. The increase resulted from the initiation of a small consumer cash advance product during 2000 that is available in 352 domestic lending units at the end of the current quarter, including 281 units that offer the product on behalf of a third party financial institution (the "Bank"), which pays the Company a fee for its administrative services. The product offered by the Company in 71 locations provides customers with cash in exchange for a promissory note or other repayment agreement supported by that customer's check for the amount of the cash advanced plus a service fee. The Company holds the check for a short period, typically less than 17 days. To repay the advance, customers may redeem their checks by paying cash or they may allow the checks to be processed for collection. (Although these cash advance transactions may take the form of loans or deferred check deposit transactions, the transactions are referred to throughout this discussion as "payday loans" for convenience.)

         Payday loans written increased $10.9 million to $13.6 million during the current quarter from $2.7 million during the prior year quarter. The average amount per loan increased to $269 from $179. The combined payday loan portfolio generated $2.2 million in revenue during the current quarter compared to $.4 million in the prior year quarter. Included in the current quarter's results in "Other lending fees and royalties" is $1.4 million in revenue from the Company's portfolio and fees for administrative services performed for the Bank. As of September 30, 2001, $4.2 million of gross payday loans were outstanding, including $1.6 million that is included in the Company's Consolidated Balance Sheet. A loan loss reserve of $481 thousand, representing 29.5% of the Company's gross payday loans outstanding, has been provided in the consolidated financial statements. The Company plans to offer payday loans in approximately 34 more domestic lending locations during the remainder of 2001.

NET REVENUE: CHECK CASHING OPERATIONS. Mr. Payroll's net revenue increased $.1 million primarily from new franchise fees.

OPERATIONS AND ADMINISTRATION EXPENSES. Consolidated operations and administration expenses as a percentage of net revenue were 80.0% in the current quarter compared to 78.4% in the prior year quarter. The expenses increased $2.5 million, or 6.8%, in the current quarter compared to the prior year quarter. Domestic lending expenses increased $2.0 million, primarily as a result of higher personnel costs, expenses associated with the advertising and promotion of payday loans, and a higher provision for loan losses for the larger payday loan portfolio. Foreign lending operations expenses increased $.3 million primarily due to higher personnel expense and an increase in the number of locations in the United Kingdom. Mr. Payroll's expenses increased $.2 million in the current quarter compared to the prior year quarter, primarily as a result of the closure or relocation of several kiosks and slightly higher losses on returned checks.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses as a percentage of net revenue were 8.3% in the current quarter compared to 8.5% in the prior year quarter. Total depreciation and amortization expenses increased $.1 million, or 2.1%. Depreciation of additional equipment and kiosks for Mr. Payroll and the increase in the number of operating locations in the United Kingdom accounted for the increase.

INTEREST EXPENSE. Net interest expense as a percentage of net revenue declined to 5.0% in the current quarter from 7.7% in the prior year quarter. The amount decreased a net $1.2 million, or 32.2%, due to a 27.6% reduction of the effective blended borrowing cost to 5.3% in the current quarter from 7.3% in the prior year quarter, and a 6.5% reduction in the Company's average debt balance. The average amount of debt outstanding decreased during the current quarter to $183.4 million from $196.2 million during the prior year quarter. A lower average merchandise balance during the year and improved operating performance in the United Kingdom were factors contributing to the reduction.

OTHER ITEMS. Effective January 1, 2001, the Company implemented Statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities." The adjustments to fair values of interest rate cap agreements (the Company's only derivative instruments) at June 30, 2001, and September 30, 2001, resulted in a loss of $.3 million that is recorded in "(Gain) loss from derivative valuation fluctuations" in the Company's Consolidated Statements of Operations in the current quarter. See Note 5 of Notes to Consolidated Financial Statements.

         During the prior year quarter, the Company recorded a $9.7 million gain from the settlement of the insurance claim resulting from the severe damage to its corporate headquarters in Fort Worth, Texas by a tornado in March 2000. Income tax expense of $3.4 million related to the gain is included in the provision for income taxes.

INCOME TAXES. The Company's effective tax rate for the current quarter is 34.3% compared to 37.4% for the prior year quarter. The Company's consolidated effective tax rate in the current quarter was impacted by an adjustment to the estimate of U.S. income tax on foreign earnings.

DILUTED INCOME FROM CONTINUING OPERATIONS. Diluted income from continuing operations per share was $.08 in the current quarter compared to $.30 in the prior year quarter. After excluding various non-operating unusual items, adjusted diluted income from continuing operations per share increased to $.09 in the current quarter from $.05 in the prior year quarter.

         Supplemental information regarding the effects of the unusual items on the current quarter and the prior year quarter is as follows (in thousands):

                                                                                 Current          Prior Year
                                                                                 Quarter           Quarter
                                                                                 --------         ---------

Income from continuing operations before income taxes                            $  3,006         $ 12,276
   Less unusual items --
       Loss from derivative valuation fluctuations                                    269               --
       Gain from insurance claim settlement                                            --           (9,729)
                                                                                 --------         --------
Income from continuing operations before
   unusual items and income taxes                                                   3,275            2,547
                                                                                 --------         --------
Income from continuing operations after tax
   excluding unusual items                                                       $  2,152         $  1,363
                                                                                 ========         ========
Income from continuing operations after tax
   excluding unusual items per share -- Diluted                                  $    .09         $    .05
                                                                                 ========         ========

NINE MONTHS ENDED SEPTEMBER 30, 2001, COMPARED TO THE
NINE MONTHS ENDED SEPTEMBER 30, 2000

FOREIGN CURRENCY TRANSLATION. The strength of the United States dollar against the two currencies utilized in the Company's foreign operations negatively impacted the results of operations during the nine months ended September 30, 2001 (the "current period"), when compared to the results during the nine months ended September 30, 2000 (the "prior year period"). The weighted average exchange rates used for translating earnings into United States dollars for the British pound sterling and Swedish kronor were 6.6% and 15.2% lower, respectively, during the current period compared to the prior year period. The effects of these declines on the nine month period comparisons, when significant, will be analyzed separately from the operational effects. Management anticipates that the unfavorable currency translation adjustment for the kronor will continue during the remainder of fiscal 2001.

NET REVENUE: CONSOLIDATED. Consolidated net revenue increased 3.9%, or $5.5 million, to $148.5 million during the current period, from $143.0 million during the prior year period. Net revenue from lending activities and check cashing operations increased $5.3 million and $.2 million, respectively.

NET REVENUE: LENDING ACTIVITIES. Lending operations net revenue increased $5.3 million to $145.8 million during the current period from $140.5 million during the prior year period. Finance and service charges revenue decreased $.7 million, net revenue from the disposition of merchandise increased $3.5 million, other domestic lending fees and franchise royalties increased $2.4 million, and foreign check cashing operations increased $.1 million.

         The finance and service charges revenue decline of $.7 million resulted from a combination of the effects of translation of foreign currency amounts into United States dollars ($1.6 million decrease), changes in the average balance of pawn loans outstanding ($.6 million increase), and changes in the annualized yield of the pawn loan portfolio ($.3 million increase).

         The decline in the translation rates during the current period compared to the prior year period caused a $1.6 million decrease in finance and service charges revenue from foreign sources. The effects of the translation rate declines on the average balance of pawn loans outstanding in foreign operations accounted for $1.5 million of the decrease and the effects on the annualized pawn loan yield from foreign operations caused the remaining $.1 million decrease. The translation rate declines exaggerated the actual declines in average balances of pawn loans outstanding that occurred in both the United Kingdom and in Sweden. The combined foreign balances were 15.3% lower and the domestic average balance was 2.6% higher, resulting in a reported company-wide average balance that was 4.4% lower during the current period than during the prior year period. However, excluding the effects on translation of exchange rate declines, the company-wide average balance for the current period was only 1.2% lower than for the prior year period because the pro forma combined foreign average balance was only 7.0% lower.

         Domestic finance and service charges revenue increased $1.7 million due to the effects of changes in the average balance of pawn loans outstanding. Excluding the effects on translation of the exchange rate declines, a decrease in pro forma combined foreign finance and service charges revenue of $1.1 million partially offset the domestic increase resulting in a net increase of $.6 million from changes in the average balance of pawn loans outstanding. The increase in the average balance of domestic pawn loans outstanding was driven by a 1.7% growth in the average number of pawn loans outstanding during the current period coupled with a 0.9% increase in the average amount per loan. The average balance of pawn loans outstanding decreased 9.3% and 3.5% in the United Kingdom and Sweden denominated in their local currencies, respectively. Foreign loan demand continues to be weaker as the average number of pawn loans outstanding in both the United Kingdom and Sweden declined 6.1% and 6.5%, respectively. Average amounts per loan were 3.5% lower in the United Kingdom and 3.2% higher in Sweden.

         Excluding the negative effects of foreign currency exchange rate declines, the consolidated annualized loan yield was 96.4% in the current period compared to 94.2% in the prior year period. The increase resulted in a $.3 million increase in finance and service charges revenue. The domestic annualized loan yield decreased slightly to 122.0% for the current period compared to 123.7% for the prior year period causing a $1.0 million decrease in finance and service charges revenue. An increase in the pro forma blended yield on foreign loans to 52.6% in the current period compared to 48.5% in the prior year period resulted in a combined $1.3 million of growth in pro forma finance and service charges revenue. Increased pro forma revenue in the United Kingdom due to improvement in loan redemption rates and higher returns on the disposition of unredeemed collateral at auction offset slightly lower pro forma revenue in

Sweden caused by slightly lower redemption rates and lower returns on the disposition of unredeemed collateral at auction.

         The effects on net revenue from the disposition of merchandise from declines in foreign currency exchange rates were negligible since 96.1% of proceeds and 97.5% of net margins were generated domestically. Proceeds from the disposition of merchandise in the current period increased $2.6 million, or 1.6%, over the prior year period. The majority of the increased proceeds occurred in the Company's domestic lending units. The margin on disposition of merchandise increased to 34.6% in the current period from 33.0% in the prior year period. Excluding the effect of the disposition of scrap jewelry, the margin on disposition of merchandise improved to 36.3% in the current period from 35.2% in the prior year period due to a lower average cost of merchandise disposed. The margin on disposition of scrap jewelry increased to 10.3% in the current period compared to 1.7% in the prior year period due to a lower average cost per ounce for domestic dispositions. The combination of increased proceeds and a higher margin resulted in a $3.5 million, or 6.5%, increase in net revenue from the disposition of merchandise. The merchandise turnover rate increased to
2.6 times during the current period from 2.5 times during the prior year period.

         Other domestic lending fees and franchising royalties increased $2.4 million in the current period as compared to the prior year period. The increase resulted from the initiation and expansion of the Company's payday loan program. The combined payday loan portfolio of the Company and the Bank generated $4.3 million in revenue during the current year compared to $.6 million during the prior year period. Included in the current year's results in "Other lending fees and royalties" is $2.9 million in revenue from the Company's portfolio and fees for administrative services performed for the Bank. Payday loans written increased $22.7 million to $27.6 million during the current period from $4.9 million during the prior year quarter. Included in these amounts are $19.4 million extended to customers by the Bank during the current period compared to $7 thousand extended by the Bank during the prior year period. The average amount per loan increased to $248 from $189.

NET REVENUE: CHECK CASHING OPERATIONS. Mr. Payroll's net revenue increased by $.2 million, or 7.3%, during the current period as compared to the prior year period primarily due to higher franchise royalties resulting from an increase in checks cashed.

OPERATIONS AND ADMINISTRATION EXPENSES. Consolidated operations and administration expenses as a percentage of net revenue were 78.4% in the current period compared to 77.5% in the prior year period. The expenses increased $5.7 million, or 5.1%, in the current period as compared to the prior year period. Domestic lending expenses increased $5.9 million, primarily as a result of higher personnel costs, expenses associated with the advertising and promotion of payday loans, a higher provision for loan losses for the larger payday loan portfolio, and higher legal expenses. Foreign lending operations expenses decreased $.2 million due to a $.9 million beneficial effect on expenses of the decline in foreign currency exchange rates that was partially offset by higher personnel expenses and an increase in the number of locations in the United Kingdom. Mr. Payroll's expenses were the same in both periods.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses as a percentage of net revenue were 8.4% in the current period compared to 8.6% in the prior year period. Total depreciation and amortization expenses increased $.2 million, or 1.5%. Depreciation of additional equipment and kiosks for Mr. Payroll accounts for the majority of the consolidated increase. The remainder of the increase is from depreciation of additional equipment and software necessary to provide payday loans in 352 domestic lending locations.

INTEREST EXPENSE. Net interest expense as a percentage of net revenue declined to 5.3% in the current period from 7.1% in the prior year period. The amount decreased a net $2.2 million, or 22.1%, due to the effect of a 9.8% reduction in the Company's average debt balance and a 13.6% reduction in the blended borrowing costs. The average amount of debt outstanding decreased during the current period to $172.2 million from $190.8 million during the prior year period. The lower average amount was primarily due to the combined effects of a lower average balance of pawn loans outstanding, a lower average merchandise balance, and the receipt of insurance proceeds in the last six months of 2000 from claims resulting from tornado damage to the corporate headquarters in March 2000, that were partially offset by increased capital expenditures resulting from ongoing reconstruction of the corporate headquarters. The effective blended borrowing costs were 6.1% in the current period compared to 7.1% in the prior year period.

OTHER ITEMS. Pursuant to SFAS No. 133, the Company was required to adjust the carrying values of its interest rate cap agreements to their fair values as of January 1, 2001 and as of each subsequent quarter-end date. The adjustments resulted in a net charge of $.6 million that is recorded in "(Gain) loss from derivative valuation fluctuations" in the Company's Consolidated Statements of Operations in the current period. See Note 5 of Notes to Consolidated Financial Statements.

         During the prior year period, the Company recorded a $9.7 million gain from the settlement of the insurance claim resulting from the severe damage to its corporate headquarters in Fort Worth, Texas by a tornado in March 2000. Income tax expense of $3.4 million related to the gain is included in the provision for income taxes.

         In the prior year period, the Company's share of innoVentry's net losses was $15.6 million and the Company's gain resulting from innoVentry's issuance of its own common stock was $.1 million. No additional gains or losses have been recorded since June 30, 2000. The Company has accounted for its 19.3% voting interest in innoVentry that has a carrying value of zero by the cost method since February 2001. See Note 6 of Notes to Consolidated Financial Statements.

INCOME TAXES. The Company's effective tax rate for the current period is 38.7%. The Company's consolidated effective tax rate in the prior year period was impacted by the effect of the valuation allowance provided for the deferred tax assets arising from the Company's equity in the losses of innoVentry. Including the effect of the valuation allowance provided, the Company recognized no net deferred tax benefits in the prior year period from its equity in the losses of innoVentry. Excluding the effects of the equity in innoVentry's losses and their related tax effects, the Company's consolidated effective tax rate was 38.9% for the prior year period.

DILUTED INCOME (LOSS) FROM CONTINUING OPERATIONS. Diluted income from continuing operations per share was $.27 in the current period compared to a loss of $.13 in the prior year period. After excluding various non-operating unusual items, adjusted diluted income from continuing operations per share increased to $.29 in the current period from $.22 in the prior year period.

         Supplemental information regarding the effects of the unusual items on the current period and the prior year period is as follows (in thousands):

                                                                                 Current         Prior Year
                                                                                  Period           Period
                                                                                 --------        ----------

Income from continuing operations before income taxes                            $ 11,052         $  4,061
   Less unusual items --
       Loss from derivative valuation fluctuations                                    635               --
       Gain from insurance claim settlement                                            --           (9,729)
       Equity in loss of unconsolidated subsidiary                                     --           15,589
       Gain from issuance of subsidiary's stock                                        --             (136)
                                                                                 --------         --------
Income from continuing operations before
   unusual items and income taxes                                                  11,687            9,785
                                                                                 --------         --------
Income from continuing operations after tax
   excluding unusual items                                                       $  7,191         $  5,706
                                                                                 ========         ========
Income from continuing operations after tax
   excluding unusual items per share -- Diluted                                  $    .29         $    .22
                                                                                 ========         ========

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities of continuing operations was $15.3 million for the nine months ended September 30, 2001 (the "current period"). Net borrowings under the Company's bank lines of credit provided an additional $23.7 million and the collection of notes receivable from stockholders and net proceeds received from the issuance of treasury shares to employees pursuant to the exercise of stock options provided $.3 million. The Company also received the final payment of $.8 million of insurance proceeds due from the March 2000 tornado damage claim.

         The Company utilized $3.6 million of cash to increase its pawn loan balances. An investment of $22.7 million in purchases of property and equipment was made during the current period, including $6.6 million for property improvements, the remodeling of selected operating units and additions to computer systems for lending operations, $16.0 million for the reconstruction of corporate headquarters property destroyed by the March 2000 tornado and $.1 million in various fixtures and additions to Mr. Payroll's point-of-sale software system. The Company acquired 5 lending locations for $1.3 million. Discontinued operations utilized $4.0 million of cash during the current period, primarily for the acquisition of tire rental stores earlier in the year. During the current period, the Company also used cash to make scheduled payments of $5.5 million on debt obligations in connection with unsecured notes and capital leases, pay $.9 million in dividends, and purchase $.1 million of treasury shares. The effect of exchange rate declines further reduced cash by $.1 million.

         The Company plans to add up to 5 new lending locations during the remainder of 2001. These additions will likely occur through a combination of the opening of new locations and the acquisition of existing locations. The Company also plans to complete the reconstruction of its corporate headquarters during 2001.

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

         At September 30, 2001, $110.4 million was outstanding on the Company's $150 million U.S. revolving line of credit. In addition, the Company's Pound Sterling 15 million (approximately $22.1 million) line of credit in the United Kingdom had a balance outstanding of Pound Sterling 3.4 million (approximately $5.0 million) and the Company's Swedish lines of credit totaling SEK 215 million (approximately $20.1 million) had a combined balance outstanding of SEK 90.5 million (approximately $8.6 million). Management believes that borrowings available under these revolving credit facilities, cash generated from operations and current working capital of $186.6 million should be sufficient to meet the Company's anticipated future capital requirements.

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

DOMESTIC LENDING OPERATIONS
(Dollars in thousands)

     The following table sets forth selected financial data for the Company's domestic lending operations as of September 30, 2001 and 2000, and for the three months then ended.

                                                                            2001               2000             Change
                                                                          --------           --------           ------

REVENUE
     Finance and service charges                                          $ 23,334           $ 23,583                (1)%
     Proceeds from disposition of merchandise                               49,211             47,885                 3%
     Other lending fees and royalties                                        1,485                440               238%
                                                                          --------           --------            ------
TOTAL REVENUE                                                               74,030             71,908                 3%
                                                                          --------           --------            ------
COSTS OF REVENUE
     Disposed merchandise                                                   31,813             31,348                 1%
                                                                          --------           --------            ------
NET REVENUE                                                               $ 42,217           $ 40,560                 4%
                                                                          ========           ========            ======
OTHER DATA
     Net revenue contribution by source--
         Finance and service charges                                          55.3%              58.1%               (5)%
         Margin on disposition of merchandise                                 41.2%              40.8%                1%
         Other lending fees and royalties                                      3.5%               1.1%              218%

     Expenses as a percentage of net revenue--
         Operations and administration                                        83.7%              82.0%                2%
         Depreciation and amortization                                         7.9%               8.2%               (4)%
         Interest, net                                                         3.0%               4.4%              (33)%

     Income from operations as a percentage of total revenue                   4.8%               5.5%              (13)%

     Annualized yield on pawn loans                                            115%               119%               (3)%
     Average pawn loan balance per average location in operation          $    198           $    192                 3%
     Average pawn loan amount at end of period (not in thousands)         $     80           $     80                --
     Margin on disposition of merchandise as a percentage
       of proceeds from disposition of merchandise                            35.4%              34.5%                2%
     Average annualized merchandise turnover                                   2.2x               2.3x               (4)%
     Average merchandise held for disposition
       per average location                                               $    139           $    135                 3%

     Owned locations in operation--
       Beginning of period                                                     405                410
         Acquired                                                                1                 --
         Start-ups                                                              --                 --
         Combined or closed                                                     (1)                --
       End of period                                                           405                410                (1)%
       Additional franchise locations at end of period                          15                 16                (6)%
       Total locations at end of period                                        420                426                (1)%
       Average number of owned locations in operation(a)                       405                410                (1)%


(a) Averages based on accumulation of month-end balances and dividing aggregate total by total months in the period.

DOMESTIC LENDING OPERATIONS
(Dollars in thousands)

     The following table sets forth selected financial data for the Company's domestic lending operations as of September 30, 2001 and 2000, and for the nine months then ended.

                                                                            2001               2000                Change
                                                                          --------           --------              ------
REVENUE
     Finance and service charges                                         $  69,149           $  68,406                   1%
     Proceeds from disposition of merchandise                              158,815             156,540                   1%
     Other lending fees and royalties                                        3,015                 565                 434%
                                                                         ---------           ---------              ------
TOTAL REVENUE                                                              230,979             225,511                   2%
                                                                         ---------           ---------              ------
COSTS OF REVENUE
     Disposed merchandise                                                  103,076             103,258                  --
                                                                         ---------           ---------              ------
NET REVENUE                                                              $ 127,903           $ 122,253                   5%
                                                                         =========           =========              ======
OTHER DATA
     Net revenue contribution by source--
         Finance and service charges                                          54.1%               56.0%                 (3)%
         Margin on disposition of merchandise                                 43.6%               43.6%                 --
         Other lending fees and royalties                                      2.3%                 .4%                475%

     Expenses as a percentage of net revenue--
         Operations and administration                                        81.9%               80.8%                  1%
         Depreciation and amortization                                         8.1%                8.4%                 (4)%
         Interest, net                                                         2.9%                4.1%                (28)%

     Income from operations as a percentage of total revenue                   5.6%                5.9%                 (5)%

     Annualized yield on pawn loans                                            122%                124%                 (2)%
     Average pawn loan balance per average location in operation         $     187           $     180                   4%
     Margin on disposition of merchandise as a percentage
       of proceeds from disposition of merchandise                            35.1%               34.0%                  3%
     Average annualized merchandise turnover                                   2.6x                2.5x                  4%
     Average merchandise held for disposition
       per average location                                              $     133           $     135                  (1)%

     Owned locations in operation--
       Beginning of period                                                     410                 413
         Acquired                                                                2                  --
         Start-ups                                                               1                   1
         Combined, closed or sold                                               (8)                 (4)
       End of period                                                           405                 410                  (1)%
       Additional franchise locations at end of period                          15                  16                  (6)%
       Total locations at end of period                                        420                 426                  (1)%
       Average number of owned locations in operation (a)                      406                 411                  (1)%


(a) Averages based on accumulation of month-end balances and dividing aggregate total by total months in the period.

SMALL CONSUMER CASH ADVANCES ("PAYDAY LOANS")--

(Dollars in thousands)

     The following table sets forth selected financial data for the payday loan product offered by the Company's domestic lending operations as of September 30, 2001 and 2000, and for the three months then ended.


                                                                         2001                   2000                  Change
                                                                     -------------          -------------          -------------
Activity during the three months ended  September 30,-- (A)

     Total amount of loans written                                   $      13,605          $       2,700                    404%
     Number of loans written                                                50,635                 15,083                    236%
     Average loan amount written (not in thousands)                  $         269          $         179                     50%
     Average number of locations offering payday loans                         352                    114                    209%


Balances As of September 30,--

     Combined company-owned and third-party
       owned payday loans outstanding                                $       4,196          $         844                    397%
                                                                     =============          =============
     Company-owned amounts: (B)
         Payday loans outstanding                                    $       1,630          $         838
         Less: Loan loss reserve                                              (481)                  (213)
                                                                     -------------          -------------
            Net payday loans outstanding                             $       1,149          $         625                     84%
                                                                     =============          =============




     The following table sets forth selected financial data for the payday loan product offered by the Company's domestic lending operations for the nine months ended September 30, 2001 and 2000.

                                                                          2001                  2000                  Change
                                                                     -------------          -------------          -------------
Activity during the nine months ended  September 30,-- (A)
     Total amount of loans written                                   $      27,611          $       4,959                    457%
     Number of loans written                                               111,196                 26,224                    324%
     Average loan amount written (not in thousands)                  $         248          $         189                     31%
     Average number of locations offering payday loans                         347                     63                    451%
                                                                     =============          =============          =============



(A) Includes amounts written by the Company and a third-party financial institution.

(B)  Amounts recorded in the company's consolidated financial statements.

FOREIGN LENDING OPERATIONS

(Dollars in thousands)

     The following table sets forth selected consolidated financial data in U.S. dollars for Harvey & Thompson, Ltd. and Svensk Pantbelaning as of September 30, 2001 and 2000, and for the three months then ended, using the following currency exchange rates:


                                                                               2001              2000          Change
                                                                           ------------      ------------   ------------
Harvey & Thompson, Ltd. (British pound sterling per U.S. dollar)--
     Balance sheet data - end of period rate                                      .6785             .6781             --
     Statements of operations data - average rate for the period                  .6954             .6832             (2)%
Svensk Pantbelaning (Swedish kronor per U.S. dollar)--
     Balance sheet data - end of period rate                                    10.6887            9.6450            (11)%
     Statements of operations data - average rate for the period                10.5571            9.2863            (14)%
                                                                           ============      ============   ============

REVENUE
     Finance and service charges                                           $      5,351      $      5,391             (1)%
     Proceeds from disposition of merchandise                                     2,194             1,812             21%
     Check cashing fees                                                             208               176             18%
                                                                           ------------      ------------   ------------

TOTAL REVENUE                                                                     7,753             7,379              5%
                                                                           ------------      ------------   ------------

COSTS OF REVENUE
     Disposed merchandise                                                         1,579             1,600             (1)%
                                                                           ------------      ------------   ------------
NET REVENUE                                                                $      6,174      $      5,779              7%
                                                                           ------------      ------------   ------------
OTHER DATA
     Net revenue contribution by source--
         Finance and service charges                                               86.7%             93.3%            (7)%
         Margin on disposition of merchandise                                      10.0%              3.7%           170%
         Check cashing fees                                                         3.3%              3.0%            11%

     Expenses as a percentage of net revenue--
         Operations and administration                                             56.5%             55.9%             1%
         Depreciation and amortization                                              8.7%              8.8%            (1)%
         Interest, net                                                              2.8%              5.4%           (48)%

     Income from operations as a percentage of total revenue                       27.7%             27.7%            --

     Annualized yield on loans                                                       53%               47%            13%
     Average loan balance per average location in operation                $        727      $        862            (16)%
     Average loan amount at end of period (not in thousands)               $        155      $        165             (6)%
     Margin on disposition of merchandise as a percentage
       of proceeds from disposition of merchandise                                 28.0%             11.7%           140%
     Average annualized merchandise turnover                                        2.2x              2.1x             5%
     Average merchandise held for disposition
       per average location                                                $         51      $         57            (11)%

     Lending locations in operation--
       Beginning of period                                                           53                53
         Acquired                                                                     3                --
         Start-ups                                                                   --                --
         Combined or closed                                                          --                --
       End of period                                                                 56                53              6%
       Average number of locations in operation (a)                                  55                53              4%

(a) Averages based on accumulation of month-end balances and dividing aggregate total by total months in the period.

FOREIGN LENDING OPERATIONS

(Dollars in thousands)

     The following table sets forth selected consolidated financial data in U.S. dollars for Harvey & Thompson, Ltd. and Svensk Pantbelaning as of September 30, 2001 and 2000, and for the nine months then ended, using the following currency exchange rates:


                                                                              2001                 2000                Change
                                                                           -----------          -----------          -----------
Harvey & Thompson, Ltd. (British pound sterling per U.S. dollar)--
     Statements of operations data - average rate for the period                 .6957                .6497                   (7)%

Svensk Pantbelaning (Swedish kronor per U.S. dollar)--
     Statements of operations data - average rate for the period               10.2596               8.9046                  (15)%
                                                                           ===========          ===========          ===========

REVENUE
     Finance and service charges                                           $    15,943          $    17,335                   (8)%
     Proceeds from disposition of merchandise                                    6,450                6,146                    5%
     Check cashing fees                                                            585                  527                   11%
                                                                           -----------          -----------          -----------
TOTAL REVENUE                                                                   22,978               24,008                   (4)%
                                                                           -----------          -----------          -----------
COSTS OF REVENUE
     Disposed merchandise                                                        5,018                5,752                  (13)%
                                                                           -----------          -----------          -----------
NET REVENUE                                                                $    17,960          $    18,256                   (2)%
                                                                           -----------          -----------          -----------
OTHER DATA
     Net revenue contribution by source--
         Finance and service charges                                              88.8%                95.0%                  (7)%
         Margin on disposition of merchandise                                      8.0%                 2.2%                 264%
         Check cashing fees                                                        3.2%                 2.8%                  14%

     Expenses as a percentage of net revenue--
         Operations and administration                                            56.5%                56.8%                  (1)%
         Depreciation and amortization                                             8.6%                 8.6%                  --
         Interest, net                                                             3.3%                 6.0%                 (45)%

     Income from operations as a percentage of total revenue                      27.3%                26.3%                   4%

     Annualized yield on pawn loans                                                 53%                  48%                  10%
     Average pawn loan balance per average location in operation           $       750          $       902                  (17)%
     Margin on disposition of merchandise as a percentage
       of proceeds from disposition of merchandise                                22.2%                 6.4%                 247%
     Average annualized merchandise turnover                                       2.4x                 2.3x                   4%
     Average merchandise held for disposition
       per average location                                                $        51          $        63                  (19)%

     Lending locations in operation--
       Beginning of period                                                          53                   53
         Acquired                                                                    3                   --
         Start-ups                                                                  --                   --
         Combined, closed or sold                                                   --                   --
       End of period                                                                56                   53                    6%
     Average number of locations in operation (a)                                   54                   53                    2%


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

                                     PART II

Item 1.   LEGAL PROCEEDINGS

              See Note 10 of Notes to Consolidated Financial Statements

Item 2.   CHANGES IN SECURITIES

              Not Applicable

Item 3.   DEFAULTS UPON SENIOR SECURITIES

              Not Applicable

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

              Not Applicable

Item 5.   OTHER INFORMATION

              Not Applicable

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K


          (a)  Exhibits -- None

          (b) Reports on Form 8-K -- None

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


                                    Date: November 14, 2001