Form 10-K
period 2001-12-31
CASH AMERICA INTERNATIONAL INC
filed 2002-03-28
CIK 807884

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



             FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001



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
                                 (817) 335-1100

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

             TITLE OF EACH CLASS                 NAME OF EACH EXCHANGE ON WHICH REGISTERED
             -------------------                 -----------------------------------------
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of 20,682,961 shares of the registrant's common stock held by nonaffiliates on March 6, 2002 was approximately $163,395,392.

     At March 6, 2002 there were 24,557,234 shares of the registrant's Common Stock, $.10 par value, issued and outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's Annual Report to Shareholders for the year ended December 31, 2001 and definitive Proxy Statement pertaining to the 2002 Annual Meeting of Shareholders are incorporated herein by reference into Parts II and IV, and Part III, respectively.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        CASH AMERICA INTERNATIONAL, INC.

                          YEAR ENDED DECEMBER 31, 2001

                               INDEX TO FORM 10-K


PART I   .........................................................................................................1
         Item 1.  Business........................................................................................1
         Item 2.  Properties.....................................................................................14
         Item 3.  Legal Proceedings..............................................................................16
         Item 4.  Submission of Matters to a Vote of Security Holders............................................16

PART II  ........................................................................................................17
         Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters..........................17
         Item 6.  Selected Financial Data........................................................................17
         Item 7.  Management's Discussion and Analysis of Results of Operations and Financial Condition..........17
         Item 8.  Financial Statements and Supplementary Data....................................................17
         Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...........17

PART III ........................................................................................................17
         Item 10.  Directors and Executive Officers of the Registrant............................................17
         Item 11.  Executive Compensation........................................................................17
         Item 12.  Security Ownership of Certain Beneficial Owners and Management................................18
         Item 13.  Certain Relationships and Related Transactions................................................18

PART IV  ........................................................................................................18
         Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K..............................18

SIGNATURES.......................................................................................................19

                                  INTRODUCTION

         Cash America International, Inc. (the "Company") was incorporated in Texas on October 4, 1984, to succeed to the business, assets and liabilities of a predecessor corporation formed one year earlier to engage in the pawnshop business. As of December 31, 2001, the Company owns pawnshops through wholly-owned subsidiaries in sixteen states and the United Kingdom and Sweden. The Company also provides check cashing services in twenty states through its subsidiary Mr. Payroll Corporation. The Company's principal executive offices are located at 1600 West Seventh Street, Fort Worth, Texas 76102, and its telephone number is (817) 335-1100. As used herein, the "Company" includes Cash America International, Inc. and its subsidiaries.

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

          The Company contracts for a finance and service charge to compensate it for the use of the funds advanced. The finance and service charge is typically calculated as a percentage of the loan amount based on the size and duration of the transaction, in a manner similar to which interest is charged on a loan, and has generally ranged from 12% to 300% annually, as permitted by applicable state pawnshop laws. The pledged property is held through the term of the transaction, which, in the Company's domestic operations, is generally one month with an automatic sixty day redemption period unless otherwise earlier repaid, renewed or extended. (For finance and service charges and transaction periods applicable to the Company's foreign operations, see "Business--Regulation." ). A majority of the amounts advanced by the Company are paid in full, together with accrued finance and service charges, or are renewed or extended through payment of accrued finance and service charges. For the years 1999, 2000, and 2001, loans repaid or renewed as a percentage of loans made were 67.4%, 67.5%, and 65.6% respectively. In the event that the borrower does not redeem his pawned goods, the unredeemed collateral is forfeited and becomes merchandise available for disposition by the Company.

         The Company's growth over the years has been the result of its business strategy of acquiring existing pawnshops and establishing new pawnshops that can benefit from the Company's centralized management and standardized operations. The Company intends to continue its business strategy of acquiring and establishing pawnshops, increasing its share of consumer loan business, and concentrating multiple pawnshops in regional and local markets in order to expand market penetration, enhance name recognition and reinforce marketing programs. The Company also intends to offer new products and services in its pawnshops in order to meet the growing financial services needs of its customers. Studies indicate to the

Company that a large portion of its customers consists of individuals who do not regularly transact loan business with banks. (See, for example, John P. Caskey, Fringe Banking - Check Cashing Outlets, Pawnshops and the Poor, 1994.) These generally are persons who may not have checking accounts and conduct as many of their transactions as possible on a cash basis.

         The Company added a net 2 lending locations in 1999 and incurred a net decline of 3 lending locations in both 2000 and 2001. This 3-year net decline of 4 lending locations consisted of 10 acquisitions in individual purchase transactions, 7 start-ups, and 21 locations that were either combined, closed or sold, including 3 sold to a franchisee. As of December 31, 2001, the Company had 404 domestic and 56 foreign operating locations. The Company plans to expand its operating locations through new start-ups and acquisitions.

         Franchising. The Company offers and sells franchises to third parties for their independent ownership and operation of "Cash America" pawnshops. The Company added six franchises in 1999 and five franchises in 2000, and in 2001 it terminated four franchises and added one for a net decline of three. Three of the six franchises added in 1999 were previously company-owned locations. As of December 31, 2001, there were 13 franchised lending locations in operation. The Company plans to continue to expand its franchise locations through new franchise sales.

         While the Company's primary business involves the acquisition, establishment and operation of pawnshops, it also provides check cashing services through its subsidiary, Mr. Payroll Corporation ("Mr. Payroll"). As of December 31, 2001, Mr. Payroll operated 127 franchised and 7 company owned manned check cashing centers in 20 states.

         In March 1999, the Company disposed of a majority interest in innoVentry Corp. ("innoVentry"), its automated check cashing machine business. The Company deconsolidated innoVentry and began using the equity method of accounting for its investment and its share of the results of innoVentry's operations. In February 2001, innoVentry sold additional voting preferred stock, reducing the Company's ownership and voting interest to 19.3%. innoVentry ceased business operations in September 2001 due to its inability to raise additional financing. Since the Company's investment in and advances to innoVentry were written down to zero in 2000, innoVentry's decision to cease operations had no effect on the Company's consolidated financial position or results of operations. See Note 4 of Notes to Consolidated Financial Statements in the portion of the Annual Report that is incorporated herein by reference.

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

LENDING FUNCTION

         The Company is engaged primarily in the business of lending money on the security of pledged goods. The pledged goods in the Company's domestic operations are generally tangible personal property other than securities or printed evidences of indebtedness and generally consist of jewelry, tools, televisions and stereos, musical instruments, firearms, and other miscellaneous items. In the Company's foreign operations, the pledged goods predominately consist of jewelry. Pawn loans are made without personal liability to the borrower. Because the loan is made without the borrower's personal liability, the Company does not investigate the creditworthiness of the borrower, but relies on the pledged personal property, and the possibility of its forfeiture, as a basis for its lending decision. The pledged tangible personal property is intended to provide security to the Company for the repayment of the amount advanced. The Company contracts for a finance and service charge as compensation for the use of the funds advanced. Finance and service charges contributed approximately 61% of the Company's net revenue (total revenue less costs of revenue) in 1999, 59% in 2000, and 56% in 2001.

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

         With regard to the Company's foreign operations, the amount that the pawnshop is willing to finance in a pledge of jewelry is typically based on a fixed amount per gram of the gold or silver content of the pledged property plus additional amounts for diamonds and other features which, in the unit management's assessment, enhance the market value of the pledged property. Declines in gold and silver prices historically have resulted in a reduction of the amount that the pawnshop is willing to lend against an item, which reduces the amount of the pawnshop's loan portfolio and related finance and service charge revenue. The pawn loans are made for a term of six months with an approximate annual blended yield on average foreign pawn loans outstanding in 2001 of 53%. The collateral is held through the term of the loan, and, in the event that the loan is not repaid or renewed on or before maturity, the unredeemed collateral is disposed of at auction or through merchandise disposition activities in the pawnshops.

         The recovery of the amount advanced, as well as realization of a profit on disposition of merchandise, is dependent on the Company's initial assessment of the property's estimated disposition value. Improper assessment of the disposition value of the collateral in the lending function could result in the disposition of the merchandise for an amount less than the amount advanced. However, the Company historically has experienced profits from the disposition of such merchandise. Declines in gold and silver prices generally will also reduce the disposition value of jewelry items acquired in pawn transactions and could adversely affect the Company's ability to recover the carrying cost of the acquired collateral. For 1999, 2000 and 2001, the Company experienced gross profit margins on dispositions of merchandise of 32%, 33%, and 35%, respectively.

         At December 31, 2001, the Company had approximately 1,180,000 outstanding loans totaling $116,590,000, for an average of $99 per loan.

         Presented below is information with respect to pawn loans made, acquired, repaid and forfeited for the years ended December 31, 1999, 2000 and 2001:


                                                                                        Year Ended December 31,
                                                                              ----------------------------------------
                                                                                 1999           2000           2001
                                                                              ----------     ----------     ----------
                                                                                          ($ in thousands)
Loans made ................................................................   $  439,970     $  408,091     $  403,724

Loans acquired, net of loans sold .........................................          559             --            388

Loans repaid ..............................................................     (255,931)      (238,937)      (227,981)

Loans renewed .............................................................      (40,561)       (36,629)       (36,880)

Loans forfeited:

     Available for disposition ............................................     (136,579)      (122,832)      (128,397)

     Disposed of at auction ...............................................       (9,085)       (12,693)        (9,858)

Effect of exchange rate translation .......................................       (1,661)        (4,367)        (2,388)
                                                                              ----------     ----------     ----------



     Net increase (decrease) in pawn loans outstanding at end of period ...   $   (3,288)    $   (7,367)    $   (1,392)
                                                                              ==========     ==========     ==========

Loans repaid or renewed as a percent of loans made ........................         67.4%          67.5%          65.6%
                                                                              ==========     ==========     ==========


         In addition, the Company recently began offering a small consumer cash advance product through many of its existing stores. The product was introduced into 386 of the domestic lending units by the end of 2001, including 315 units that offer the product on behalf of a third party financial institution (the "Bank"), which pays the Company a fee for its administrative services. The product that is offered by the Company in 71 locations provides customers with cash in exchange for a promissory note or other repayment agreement supported by that customer's check for the amount of the cash advanced plus a service fee. The Company holds the check for a short period, typically less than 17 days. To repay the advance, customers may redeem their checks by paying cash or they may allow the checks to be processed for collection. (Although these cash advance transactions may take the form of loans or deferred check deposit transactions, the transactions are referred to throughout this report as "advances" for convenience.) As of December 31, 2001, $6,763,000 of gross advances were outstanding, including $4,357,000 extended to customers by the Bank that is not included in the Company's consolidated balance sheet. A loss reserve of $711,000, representing 29.5% of the Company's gross advances outstanding of $2,406,000, has been provided in the consolidated financial statements.

Presented below is information with respect to the cash advance product for the years ended December 31, 1999, 2000 and 2001:

                                                    1999       2000       2001
                                                  --------   --------   --------
Locations offering cash advances at end of year         10        330        386
         On behalf of the Company                       10        143         71
         On behalf of the Bank                           0        187        315

Amount of advances written (in thousands)         $  3,223   $ 10,066   $ 49,003
         On behalf of the Company                 $  3,223   $  8,620   $ 11,563
         On behalf of the Bank                    $      0   $  1,446   $ 37,440

Average advance amount written                    $    249   $    187   $    261

MERCHANDISE DISPOSITION FUNCTION

         The Company engages in the disposition of merchandise acquired when a pawn loan is not repaid, when used goods are purchased from the general public and when new merchandise is acquired from vendors. New goods consist primarily of accessory merchandise which enhances the marketability of existing merchandise, such as tools, consumer electronics and jewelry. For the year ended December 31, 2001, $155,566,000 of merchandise was added to merchandise held for disposition, of which $128,397,000 was from loans not repaid, and $27,169,000 was purchased from customers and vendors and through acquisitions of pawnshops.

         The Company does not provide its customers with warranties on used merchandise purchased from the Company. The Company permits its customers to purchase merchandise on a layaway plan whereby the customer agrees to purchase an item by making an initial cash deposit representing a small part of the disposition price and making additional, non-interest bearing payments of the balance of the disposition price in accordance with a specified schedule. The Company then segregates the item and holds it until the disposition price is paid in full. Should the customer fail to make a required payment, the item is placed with the other merchandise held for disposition. At December 31, 2001, the Company held approximately $3,961,000 in customer layaway deposits.

         The Company provides an allowance for shrinkage and valuation of its merchandise based on management's evaluation. Management's evaluation takes into consideration historical shrinkage, the quantity and age of slow-moving merchandise on hand and markdowns necessary to liquidate slow-moving merchandise. At December 31, 2001, total lending operations merchandise on hand was $63,392,000, after deducting an allowance for shrinkage and valuation of merchandise of $1,589,000.

OPERATIONS

         Unit Management

         Each location has a unit manager who is responsible for supervising its personnel and assuring that it is managed in accordance with Company guidelines and established policies and procedures. Each unit manager reports to a Market Manager who typically oversees approximately ten unit managers. As of December 31, 2001, the Company has one operating division in the United States, which is managed by an Executive Vice President. This operating division consists of four geographic operating regions, each of which is managed by a Region Vice President. Each Market Manager reports to a Region Vice President. The Harvey & Thompson and Svensk Pantbelaning chains follow a similar management organization, with a Managing Director overseeing each of these operations.

         Trade Name

         The Company operates its pawnshops under the trade name "Cash America Pawn" in the U.S., "Harvey & Thompson Pawnbrokers" in the U.K., and "Svensk Pantbelaning" in Sweden. The Company has registered the "Cash America" mark and descriptive logos and phrases with the United States Patent and Trademark Office.

         Personnel

         At December 31, 2001, the Company employed 3,082 persons in its lending operations in 16 states, the United Kingdom and Sweden. Of the total employees, approximately 238 were in executive and administrative functions.

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

         The Company's expansion has not only been in acquiring previously owned pawnshops, but also in establishing new locations. After a suitable location has been found and a lease and license are obtained, the new location can be ready for business within four to six weeks, with completion of counters, vaults and security system and transfer of merchandise from other locations. The approximate start-up costs, defined as the investment in property and equipment, for recently established pawnshops have ranged from $181,000 to $201,000, with an average cost per location of approximately $191,000 in 2001. This amount does not include merchandise transferred from other locations, funds to advance on pawn loans and operating expenses.

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

         The Texas Pawnshop Act prescribes the stratified loan amounts and the maximum allowable rates of pawn service charge that pawnbrokers in Texas may charge for the lending of money within each stratified range of loan amounts. That is, the Texas law establishes the maximum allowable pawn service charge rates based on the amount financed per pawn loan. The maximum allowable rates under the Texas Pawnshop Act for the various stratified loan amounts for the fiscal years ended June 30, 2000, 2001 and 2002 are as follows:


        Year Ended June 30, 2000                      Year Ended June 30, 2001               Year Ended June 30, 2002
    --------------------------------             ---------------------------------        ------------------------------
                           Maximum                                       Maximum                               Maximum
     Amount               Allowable               Amount                Allowable          Amount             Allowable
    Financed                Annual               Financed                 Annual          Financed              Annual
    Per Pawn              Percentage             Per Pawn               Percentage        Per Pawn            Percentage
      Loan                   Rate                  Loan                    Rate             Loan                 Rate
    --------              ----------             --------               ----------        --------            ----------
$    1 to $   141 ......     240%            $    1 to $   144 ......      240%       $    1 to $   150 .....    240%

   142 to     470 ......     180                145 to     480 ......      180           151 to   1,000 .....    180

   471 to   1,410 ......      30                481 to   1,440 ......       30         1,001 to   1,500 .....     30

 1,411 to  11,750 ......      12              1,441 to  12,000 ......       12         1,501 to  12,500 .....     12

These rates are reviewed and established annually. The maximum allowable service charge rates were established and have not been revised since 1971 when the Texas Pawnshop Act was enacted. Since 1981, the ceiling amounts for stratification of the loan amounts to which these rates apply have been revised each July 1 in relation to the Consumer Price Index. The Texas Pawnshop Act also prescribes the maximum allowable pawn loan. Under current Texas law, a pawn loan may not exceed $12,500. In addition to establishing maximum allowable service charge rates and loan ceilings, the Texas Pawnshop Act also provides for the licensing of pawnshops and pawnshop employees. To be eligible for a pawnshop license in Texas, an applicant must (i) be of good moral character, (ii) have net assets of at least $150,000 readily available for use in conducting the business of each licensed pawnshop, (iii) show that the pawnshop will be operated lawfully and fairly in accordance with the Texas Pawnshop Act, (iv) show that the applicant has the financial responsibility, experience, character, and general fitness to command the confidence of the public in its operations, and (v) in the case of a business entity, the good moral character requirement shall apply to each officer, director and holder of 5% or more of the entity's outstanding shares.

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


                                    Maximum
 Amount                             Allowable
Financed                             Annual
Per Pawn                           Percentage
  Loan                                Rate
--------                           ----------
$    1 to $   150..............        240%

   151 to     250..............        180

   251 to     500..............        120

   501 to   1,000..............         60

 1,001 to  25,000..............         36

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

         Small Consumer Cash Advances. The Company recently began offering a small consumer cash advance product referred to as "advances" through many of its existing stores. (See "Lending Function.") Each state in which the Company offers the product has specific laws dealing with the conduct of this business. Typically, the applicable regulations restrict the amount of finance and service charges that may be assessed and limit customers' ability to renew these transactions. In many instances, the regulations also limit the aggregate amount that a provider may advance (and, in some cases, the number of advances the provider may make) to any one customer at one time. Providers typically must obtain a separate license from the state licensing authority in order to offer this product. The Company must also comply with the various disclosure requirements under the federal Truth in Lending Act (and "Regulation Z" promulgated under that Act) in connection with these cash advance transactions.

         In 315 of the Company's units as of the end of 2001, these cash advances are offered by a third party financial institution (the "Bank"). The federal banking regulators who supervise the Bank's activities closely scrutinize all aspects of the Bank's cash advance program. In addition, certain state regulators have asserted that the Company must have a license under state law in order to perform the administrative services that it performs for the Bank. In addition to some of these federal and state regulators, a number of consumer advocacy groups and federal and state legislators have asserted that laws and regulations should be tightened so as to severely limit, if not eliminate, the availability of this cash advance product to consumers, despite the significant demand for it. Along with the leadership of the short term cash advance industry, the Company opposes such overly restrictive regulation and legislation. Nevertheless, the possibility exists that some combination of federal and state regulation and legislation could come to pass, which could restrict, or even eliminate, the availability of this cash advance product at some or all of the Company's stores.

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

         Under the federal Gramm-Leach-Bliley Act that took effect in 2001 and the federal regulations adopted to implement it, the Company is required to disclose to its customers its privacy policy and practices, including those relating to the sharing of customers' nonpublic personal information with third parties. The disclosure must be made to customers at the time that the customer relationship is established and at least annually thereafter. Under these regulations, the Company is also required to ensure that its systems are designed to protect the confidentiality of customers' nonpublic personal information.

         In addition to the federal and state statutes and regulations described above, many of the Company's pawnshops are subject to municipal ordinances, which may require, for example, local licenses or permits and specified recordkeeping procedures, among other things. Each of the Company's pawnshops voluntarily or pursuant to municipal ordinance provides to the police department having jurisdiction copies of all daily transactions involving pawn loans and over-the-counter purchases. These daily transaction reports are designed to provide the local police with a detailed description of the goods involved including serial numbers, if any, and the name and address of the owner obtained from a valid identification card.

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

EXECUTIVE OFFICERS

         The following sets forth, as of March 6, 2002, certain data concerning the executive officers of the Company, all of whom are elected on an annual basis. There is no family relationship between any of the executive officers.

   Name                       Age      Position
   ----                       ---      --------
   Daniel R. Feehan           51       Chief Executive Officer, President and Director
   Thomas A. Bessant, Jr.     43       Executive Vice President - Chief Financial Officer
   Robert D. Brockman         47       Executive Vice President - Administration
   Jerry D. Finn              55       Executive Vice President - Domestic Pawn Operations
   Michael D. Gaston          57       Executive Vice President - Business Development
   William R. Horne           58       Executive Vice President - Information Technology
   James H. Kauffman          57       Executive Vice President - Foreign Operations; Chief Executive Officer -
                                       Rent-A-Tire, Inc.
   Hugh A. Simpson            42       Executive Vice President - General Counsel and Secretary

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

ITEM 2. PROPERTIES

         As of March 6, 2002, the Company owns the real estate and building for one of its domestic pawnshop locations and four of its pawnshop locations in the United Kingdom. During 1999, the Company sold to an unaffiliated party and leased back the real estate and buildings for 11 of its pawnshop locations under non-cancelable operating leases with terms of 15 years. The Company also sold the real estate and building for one pawnshop location to a franchisee. Since May 1992, the Company's headquarters have been located in a nine- story building adjacent to downtown Fort Worth, Texas. The Company purchased the building in January 1992. On March 28, 2000, a tornado severely damaged the building. Headquarters operations were relocated to temporary facilities. The Company's operating locations were not affected. Restoration of the building began in the fourth quarter of 2000 and was completed in the fourth quarter of 2001. The Company's insurance coverage provided proceeds for repairs to the building; replacement of furniture, improvements, and equipment; recovery of losses resulting from business interruption; and recovery of other general expenses. All of the Company's other locations are leased from unaffiliated parties under non-cancelable operating leases with terms ranging from 3 to 10 years.

         The following table sets forth, as of March 6, 2002, the geographic markets served by the Company and the number of owned lending locations in such markets in which it presently operates.

                                                    Number of Locations
                                                          in Area
                                                    -------------------
TEXAS:
         Houston .................................           43
         Central/South Texas .....................           55
         Dallas/Fort Worth .......................           36
         West Texas ..............................           22
         Rio Grande Valley .......................            9
                                                            ---
             Total Texas .........................          165
                                                            ---

FLORIDA:
         Tampa/St. Petersburg ....................           15
         Orlando .................................           14
         Jacksonville ............................           10
         Other ...................................           24
                                                            ---
             Total Florida .......................           63
                                                            ---

TENNESSEE:
         Memphis .................................           22
         Nashville ...............................            5
                                                            ---
             Total Tennessee .....................           27
                                                            ---

GEORGIA:
         Atlanta .................................           13
         Savannah ................................            5
         Other ...................................            2
                                                            ---
             Total Georgia .......................           20
                                                            ---

LOUISIANA:
         New Orleans .............................            9
         Baton Rouge .............................            3
         Other ...................................            8
                                                            ---
             Total Louisiana .....................           20
                                                            ---

OKLAHOMA:
         Oklahoma City ...........................           12
         Tulsa ...................................            5
                                                            ---
             Total Oklahoma ......................           17
                                                            ---

MISSOURI:
         Kansas City .............................           11
         St. Louis ...............................            5
                                                            ---
             Total Missouri ......................           16
                                                            ---

INDIANA:
         Indianapolis ............................            9
         Fort Wayne ..............................            3
         Other ...................................            1
                                                            ---
             Total Indiana .......................           13
                                                            ---

NORTH CAROLINA:
         Charlotte ...............................            6
         Greensboro/Winston Salem ................            3
         Other ...................................            1
                                                            ---
             Total North Carolina ................           10
                                                            ---

ALABAMA:
         Mobile ..................................            4
         Birmingham ..............................            4
         Other ...................................            1
                                                            ---
             Total Alabama .......................            9
                                                            ---

KENTUCKY:
         Louisville ..............................            9
                                                            ---

ILLINOIS:
         Chicago .................................            9
         Other ...................................            1
                                                            ---
             Total Illinois ......................           10
                                                            ---

SOUTH CAROLINA:
         Charleston ..............................            4
         Greenville ..............................            3
                                                            ---
             Total South Carolina ................            7
                                                            ---

UTAH:
         Salt Lake City ..........................            7
                                                            ---

OHIO:
         Cincinnati ..............................            6
                                                            ---

COLORADO:
         Colorado Springs ........................            3
         Denver ..................................            1
         Other ...................................            1
                                                            ---
             Total Colorado ......................            5
                                                            ---
             Total United States .................          404
                                                            ---

UNITED KINGDOM:
         London ..................................           28
         Other ...................................           17
                                                            ---
             Total United Kingdom ................           45
                                                            ---

SWEDEN:
         Stockholm ...............................            4
         Other ...................................            7
                                                            ---
             Total Sweden ........................           11
                                                            ---

         GRAND TOTAL .............................          460
                                                            ===

         The Company considers its equipment, furniture and fixtures and owned buildings to be in good condition. The Company has its own construction supervisors who engage local contractors to selectively remodel and upgrade its domestic pawnshop facilities throughout the year.

         The Company's leases typically require the Company to pay all maintenance costs, insurance costs and property taxes. For additional information concerning the Company's leases see Note 18 of Notes to Consolidated Financial Statements in the Company's 2001 Annual Report to Stockholders ("Annual Report"), which is incorporated herein by reference.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to the Company's security holders during the fourth quarter ended December 31, 2001.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Information contained under the captions "Consolidated Financial Statements," "Notes to Consolidated Financial Statements," and "Quarterly Financial Data" in the Annual Report is incorporated herein by reference in response to this Item 8.

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

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)(1) The following financial statements of the Company and Report of Independent Accountants are contained in the Annual Report and are incorporated herein by reference.

         CONSOLIDATED FINANCIAL STATEMENTS:

              Consolidated Balance Sheets as of December 31, 2001 and 2000.

              Consolidated Statements of Operations for the years ended December 31, 2001, 2000 and 1999.

              Consolidated Statements of Stockholders' Equity for the years ended December 31, 2001, 2000 and 1999.

              Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999.

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         REPORT OF INDEPENDENT ACCOUNTANTS

         (2) The following financial statement schedule of the Company is included herein.

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

         (3) The exhibits filed in response to Item 601 of Regulation S-K are listed in the Exhibit Index on pages 23 through 26.

     (b) During the fourth quarter ended December 31, 2001, the Company did not file any reports on Form 8-K.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 28, 2002.

                                       CASH AMERICA INTERNATIONAL, INC.



                                       By:        /s/ DANIEL R. FEEHAN
                                          --------------------------------------
                                                    Daniel R. Feehan
                                          Chief Executive Officer and President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on March 28, 2002 on behalf of the registrant and in the capacities indicated.

                  Signature                                   Title                                 Date
                  ---------                                   -----                                 ----
         /s/ JACK R. DAUGHERTY                       Chairman of the Board                     March 28, 2002
       --------------------------                    of Directors
           Jack R. Daugherty

         /s/ DANIEL R. FEEHAN                        Chief Executive Officer,                  March 28, 2002
       --------------------------                    President and Director
           Daniel R. Feehan                          (Principal Executive Officer)

       /s/ THOMAS A. BESSANT, JR.                    Executive Vice President -                March 28, 2002
       --------------------------                    Chief Financial Officer
         Thomas A. Bessant, Jr.                      (Principal Financial and
                                                     Accounting Officer)

            /s/ A. R. DIKE                           Director                                  March 28, 2002
       --------------------------
              A. R. Dike

          /s/ JAMES H. GRAVES                        Director                                  March 28, 2002
       --------------------------
            James H. Graves

             /s/ B. D. HUNTER                         Director                           March 28, 2002
       --------------------------
               B. D. Hunter

         /s/ TIMOTHY J. McKIBBEN                      Director                           March 28, 2002
       --------------------------
           Timothy J. McKibben

         /s/ ALFRED M. MICALLEF                       Director                           March 28, 2002
       --------------------------
           Alfred M. Micallef

       /s/ CLIFTON H. MORRIS, JR.                     Director                           March 28, 2002
       --------------------------
         Clifton H. Morris, Jr.

          /s/ CARL P. MOTHERAL                        Director                           March 28, 2002
       --------------------------
            Carl P. Motheral

          /s/ SAMUEL W. RIZZO                         Director                           March 28, 2002
       --------------------------
            Samuel W. Rizzo

                        CASH AMERICA INTERNATIONAL, INC.

                         SCHEDULE II- VALUATION ACCOUNTS

                   For the Three Years Ended December 31, 2001

                             (Dollars in thousands)



                                                                           Additions
                                                                       -----------------
                                                            Balance
                                                              at       Charged   Charged                      Balance
                                                           Beginning     to        to                         at End
Description                                                of Period   Expense    Other       Deductions     of Period
-----------                                                ---------   -------   -------      ----------     ---------
Allowance for valuation of inventory:

Year Ended:

December 31, 2001 ......................................   $   2,012   $   745   $   -0-      $   1,168(a)   $   1,589
                                                           =========   =======   =======      =========      =========

December 31, 2000 ......................................   $   2,008   $ 1,060   $   -0-      $   1,056(a)   $   2,012
                                                           =========   =======   =======      =========      =========

December 31, 1999 ......................................   $   2,163   $ 1,358   $   -0-      $   1,513(a)   $   2,008
                                                           =========   =======   =======      =========      =========


Allowance for losses on small consumer cash advances:

Year Ended:

December 31, 2001 ......................................   $     243   $ 2,301   $   302(b)   $   2,135      $     711
                                                           =========   =======   =======      =========      =========

December 31, 2000 ......................................   $      15   $   477   $     3(b)   $     252      $     243
                                                           =========   =======   =======      =========      =========

December 31, 1999 ......................................   $     -0-   $    15   $   -0-      $     -0-      $      15
                                                           =========   =======   =======      =========      =========

Allowance for valuation of discontinued operations:

Year Ended:

December 31, 2001 ......................................   $     -0-   $10,961   $   -0-      $   2,868      $   8,093
                                                           =========   =======   =======      =========      =========

Allowance for valuation of deferred tax assets:

Year Ended:

December 31, 2001 ......................................   $   7,919   $   -0-   $   -0-      $     291      $   7,628
                                                           =========   =======   =======      =========      =========

December 31, 2000 ......................................   $   2,604   $ 5,457   $   -0-      $     142      $   7,919
                                                           =========   =======   =======      =========      =========

December 31, 1999 ......................................   $   1,482   $ 2,172   $    17      $   1,067      $   2,604
                                                           =========   =======   =======      =========      =========

----------

(a) Deducted from allowance for write-off or other disposition of merchandise.

(b)      Recoveries.

                        REPORT OF INDEPENDENT ACCOUNTANTS

                         ON FINANCIAL STATEMENT SCHEDULE




To the Board of Directors and Stockholders

  Cash America International, Inc.



Our audits of the consolidated financial statements referred to in our report dated January 25, 2002, appearing in the 2001 Annual Report to Shareholders of Cash America International, Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



PRICEWATERHOUSECOOPERS LLP



Fort Worth, Texas

January 25, 2002

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

3.7               --Bylaws of Cash America International, Inc. (e) (Exhibit 3.5)

3.8               --Amendment to Bylaws of Cash America International, Inc.
                  dated effective September 26, 1990. (f) (Exhibit 3.6)

3.9               --Amendment to Bylaws of Cash America International, Inc.
                  dated effective April 22, 1992. (c) (Exhibit 3.8)

4.1               --Form of Stock Certificate. (c) (Exhibit 4.1)

10.1              --1989 Non-Employee Director Stock Option Plan. (g) (Exhibit
                  10.47)

10.2 --Amendment to 1989 Non-Employee Director Stock Option Plan dated April 24, 1996. (h) (Exhibit 10.4)

10.3              --1989 Key Employee Stock Option Plan. (g) (Exhibit 10.48)

10.4              --Amendment to 1989 Key Employee Stock Option Plan dated
                  January 21, 1997. (h) (Exhibit 10.6)

10.5              --1994 Long-Term Incentive Plan. (i) (Exhibit 10.5)

10.6              --Amendment to 1994 Long-Term Incentive Plan dated July 22,
                  1997. (j) (Exhibit 10.1)

10.7              --Amendment to 1994 Long-Term Incentive Plan dated April 20,
                  1999. (t) (Exhibit 10.1)

10.8 --Amended and Restated Executive Employment Agreement between the Company and Mr. Feehan dated as of April 29, 2001. (v)
                  (Exhibit 10.1)

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

10.14 --Sixth Supplement (December 30, 1997) to 1993 Note Agreement between the Company and Teachers Insurance and Annuity
                  Association of America. (n) (Exhibit 10.16)

10.15             --Seventh Supplement (December 31, 1998) to 1993 Note
                  Agreement between the Company and Teachers Insurance and Annuity Association of America. (o) (Exhibit 10.18)

10.16             --Eighth Supplement (September 29, 1999) to 1993 Note
                  Agreement between the Company and Teachers Insurance and Annuity Association of America. (p) (Exhibit 10.3)

10.17 --Ninth Supplement (June 30, 2000) to 1993 Note Agreement between the Company and Teachers Insurance and Annuity
                  Association of America. (u) (Exhibit 10.3)

10.18 --Tenth Supplement (September 30, 2001) to 1993 Note Agreement between the Company and Teachers Insurance and Annuity
                  Association of America.

10.19 --Note Agreement between the Company and Teachers Insurance and Annuity Association of America dated as of July 7, 1995.
                  (q) (Exhibit 10.1)

10.20 --First Supplement (November 10, 1995) to 1995 Note Agreement between the Company and Teachers Insurance and Annuity
                  Association of America. (m) (Exhibit 10.2)

10.21 --Second Supplement (December 30, 1996) to 1995 Note Agreement between the Company and Teachers Insurance and Annuity
                  Association of America. (h) (Exhibit 10.16)

10.22 --Third Supplement (December 30, 1997) to 1995 Note Agreement between the Company and Teachers Insurance and Annuity
                  Association of America. (n) (Exhibit 10.20)

10.23 --Fourth Supplement (December 31, 1998) to 1995 Note Agreement between the Company and Teachers Insurance and Annuity
                  Association of America. (o) (Exhibit 10.23)

10.24 --Fifth Supplement (September 29, 1999) to 1995 Note Agreement between the Company and Teachers Insurance and Annuity
                  Association of America. (p) (Exhibit 10.2)

10.25 --Sixth Supplement (June 30, 2000) to 1995 Note Agreement between the Company and Teachers Insurance and Annuity
                  Association of America. (u) (Exhibit 10.2)

10.26             --Seventh Supplement (September 30, 2001) to 1995 Note
                  Agreement between the Company and Teachers Insurance and Annuity Association of America.

10.27             --Amended and Restated Senior Revolving Credit Facility
                  Agreement among the Company, certain lenders named therein, and NationsBank of Texas, N.A., as Administrative Agent dated as of June 19, 1996. (r) (Exhibit 10.1)

10.28             --First Amendment (December 11, 1997) to Amended and Restated
                  Senior Revolving Credit Facility Agreement dated as of June
                  19, 1996. (n) (Exhibit 10.22)

10.29             --Second Amendment (June 24, 1998) to Amended and Restated
                  Senior Revolving Credit Facility Agreement dated as of June
                  19, 1996. (s) (Exhibit 10.1)

10.30             --Third Amendment (December 11, 1998) and Fourth Amendment
                  (December 31, 1998) to Amended and Restated Senior Revolving
                  Credit Facility Agreement dated as of June 19, 1996. (o)
                  (Exhibit 10.27)

10.31             --Fifth Amendment (September 29, 1999) to Amended and Restated
                  Senior Revolving Credit Facility Agreement dated as of June
                  19, 1996. (p) (Exhibit 10.4)

10.32             --Sixth Amendment (June 30, 2000) to Amended and Restated
                  Senior Revolving Credit Facility Agreement among the Company and the various Banks named therein dated as of June 19, 1996.
                  (u) (Exhibit 10.4)

10.33             --Seventh Amendment (September 30, 2001) and Eighth Amendment
                  (February 12, 2002) to Amended and Restated Senior Revolving
                  Credit Facility Agreement among the Company and the various
                  Banks named therein dated as of June 19, 1996.

10.34             --Note Agreement dated as of December 1, 1997 among the
                  Company and the Purchasers named therein for the issuance of the Company's 7.10% Senior Notes due January 2, 2008 in the aggregate principal amount of $30,000,000. (n) (Exhibit 10.23)

10.35 --First Supplement (December 31, 1998) to Note Agreement dated as of December 1, 1997 among the Company and the Purchasers named therein. (o) (Exhibit 10.29)

10.36 --Second Supplement (September 29, 1999) to Note Agreement dated as of December 1, 1997 among the Company and the Purchasers named therein. (p) (Exhibit 10.1)

10.37 --Third Supplement (June 30, 2000) to Note Agreement dated as of December 1, 1997 among the Company and the Purchasers named therein. (u) (Exhibit 10.1)

10.38 --Fourth Supplement (September 30, 2001) to Note Agreement dated as of December 1, 1997 among the Company and the Purchasers named therein.

13                --Portions of the 2001 Annual Report to Stockholders of the
                  Company specifically incorporated by reference herein.

21                --Subsidiaries of Cash America International, Inc.

23                --Consent of PricewaterhouseCoopers LLP.

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

(v)      Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.