Form 10-Q
period 2002-03-31
CASH AMERICA INTERNATIONAL INC
filed 2002-05-14
CIK 807884

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q
(Mark One)
    [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
24,530,234 common shares, $.10 par value, were outstanding as of May 3, 2002

================================================================================

                        CASH AMERICA INTERNATIONAL, INC.

                               INDEX TO FORM 10-Q


PART I.  FINANCIAL STATEMENTS

                                                                                    Page
         Item 1.  Financial Statements (Unaudited)

           Consolidated Balance Sheets - March 31, 2002
           and 2001 and December 31, 2001.......................................      1

           Consolidated Statements of Operations -
           Three Months Ended March 31, 2002 and 2001...........................      2

           Consolidated Statements of Stockholders' Equity -
           Three Months Ended March 31, 2002 and 2001...........................      3

           Consolidated Statements of Cash Flows -
           Three Months Ended March 31, 2002 and 2001...........................      4

           Notes to Consolidated Financial Statements...........................      5


         Item 2.  Management's Discussion and Analysis of
                     Results of Operations and Financial Condition..............     11


PART II.  OTHER INFORMATION.....................................................     21

SIGNATURES......................................................................     22

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)                                 (UNAUDITED)


                                                                     March 31,                December 31,
                                                               2002             2001              2001
                                                            -----------      -----------      ------------
ASSETS

     Current assets:
        Cash and cash equivalents                           $     7,293      $     6,262      $      6,394
        Loans                                                   105,603          107,493           116,590
        Merchandise held for disposition, net                    55,101           52,308            63,392
        Finance and service charges receivable                   17,403           17,710            19,396
        Other receivables and prepaid expenses                    7,674            6,872             7,992
        Income taxes recoverable                                     --            1,183                --
        Deferred tax assets                                       7,437            4,823             7,795
        Net current assets of discontinued operations             3,175            5,016             3,008
                                                            -----------      -----------      ------------

            Total current assets                                203,686          201,667           224,567
     Property and equipment, net                                 67,302           50,126            68,450
     Goodwill                                                    77,058           78,100            76,686
     Intangible assets, net                                         874            1,431               981
     Other assets                                                 4,685            5,090             4,762
     Deferred tax assets                                          1,470               --             1,846
     Net non-current assets of discontinued operations            5,424           22,216             5,598
                                                            -----------      -----------      ------------

            Total assets                                    $   360,499      $   358,630      $    382,890
                                                            ===========      ===========      ============


LIABILITIES AND STOCKHOLDERS' EQUITY

     Current liabilities:
        Accounts payable and accrued expenses               $    17,182      $    18,737      $     27,939
        Customer deposits                                         4,542            4,363             3,961
        Reserve for disposal of discontinued operations           7,722               --             7,953
        Income taxes currently payable                            2,752              433             1,123
        Current portion of long-term debt                         8,671           10,165             9,020
                                                            -----------      -----------      ------------

            Total current liabilities                            40,869           33,698            49,996

     Deferred tax liabilities                                     1,699            2,652             1,701
     Long-term debt                                             146,388          144,661           162,762
                                                            -----------      -----------      ------------

     Stockholders' equity:
        Common stock, $.10 par value per
            share, 80,000,000 shares authorized                   3,024            3,024             3,024
        Paid in surplus                                         127,821          127,815           127,821
        Retained earnings                                       100,088          104,697            95,192
        Accumulated other comprehensive loss                    (11,630)         (11,993)          (10,820)
        Notes receivable - stockholders                          (5,890)          (5,570)           (5,890)
                                                            -----------      -----------      ------------

                                                                213,413          217,973           209,327
        Less -- shares held in treasury, at cost                (41,870)         (40,354)          (40,896)
                                                            -----------      -----------      ------------

            Total stockholders' equity                          171,543          177,619           168,431
                                                            -----------      -----------      ------------

            Total liabilities and stockholders' equity      $   360,499      $   358,630      $    382,890
                                                            ===========      ===========      ============


See notes to consolidated financial statements.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)                               (UNAUDITED)


                                                              Three Months Ended
                                                                   March 31,
                                                             2002           2001
                                                          ----------     ----------
REVENUE
     Finance and service charges                          $   28,820     $   28,965
     Proceeds from disposition of merchandise                 67,034         62,784
     Cash advance fees                                         3,562            625
     Check cashing royalties and fees                          1,304          1,182
                                                          ----------     ----------

TOTAL REVENUE                                                100,720         93,556
                                                          ----------     ----------

COSTS OF REVENUE
     Disposed merchandise                                     43,881         41,428
                                                          ----------     ----------

NET REVENUE                                                   56,839         52,128
                                                          ==========     ==========

OPERATING EXPENSES
     Lending operations                                       34,006         32,135
     Cash advance loss provision                                 901            219
     Check cashing operations                                    439            314
     Administration                                            7,497          6,581
     Depreciation and amortization                             3,586          4,240
                                                          ----------     ----------

         Total operating expenses                             46,429         43,489
                                                          ----------     ----------

INCOME FROM OPERATIONS                                        10,410          8,639

     Interest expense, net                                     2,243          2,838
     Loss from derivative valuation fluctuations                  36            472
                                                          ----------     ----------

Income from continuing operations before income taxes          8,131          5,329
     Provision for income taxes                                2,928          2,096
                                                          ----------     ----------

INCOME FROM CONTINUING OPERATIONS                              5,203          3,233

     Loss from discontinued operations                            --           (558)
                                                          ----------     ----------

NET INCOME                                                $    5,203     $    2,675
                                                          ==========     ==========

Net income per share:
  Basic--
     Income from continuing operations                    $      .21     $      .13
     Loss from discontinued operations                            --           (.02)
     Net income                                           $      .21     $      .11
  Diluted--
     Income from continuing operations                    $      .21     $      .13
     Loss from discontinued operations                            --           (.02)
     Net income                                           $      .21     $      .11
                                                          ----------     ----------

Weighted average common shares outstanding:
  Basic                                                       24,521         24,653
  Diluted                                                     24,862         24,719
                                                          ==========     ==========

See notes to consolidated financial statements.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

THREE MONTHS ENDED MARCH 31, 2002 AND 2001
(In thousands, except share data)                                    (UNAUDITED)



                                 COMMON STOCK
                             -------------------   PAID IN   RETAINED  COMPREHENSIVE
                               SHARES     AMOUNT   SURPLUS   EARNINGS  INCOME (LOSS)
                             -----------  ------  ---------  --------  -------------
Balance at
  December 31, 2001           30,235,164  $3,024  $ 127,821  $ 95,192

  Comprehensive income:
    Net income                                                  5,203  $       5,203
    Other comprehensive
      loss - Foreign
      currency translation
      adjustments                                                               (810)
                                                                       -------------
        Comprehensive income                                           $       4,393
                                                                       -------------

  Dividends declared--
    $.0125 per share                                             (307)

  Treasury shares purchased
                             -----------  ------  ---------  --------  -------------
Balance at
  March 31, 2002              30,235,164  $3,024  $ 127,821  $100,088
                             ===========  ======  =========  ========  =============
Balance at
  December 31, 2000           30,235,164  $3,024  $ 127,820  $102,326
  Comprehensive loss:
    Net income                                                  2,675  $       2,675
    Other comprehensive
      loss - Foreign
      currency translation
      adjustments                                                             (3,506)
                                                                       -------------
        Comprehensive loss                                             $        (831)
                                                                       -------------

  Dividends declared--
    $.0125 per share                                             (304)

  Treasury shares purchased

  Treasury shares reissued                               (5)

  Change in notes
    receivable -
    stockholders
                             -----------  ------  ---------  --------  -------------
Balance at
  March 31, 2001              30,235,164  $3,024  $ 127,815  $104,697
                             ===========  ======  =========  ========  =============


                              ACCUMULATED      NOTES
                                OTHER       RECEIVABLE -     TREASURY STOCK
                             COMPREHENSIVE    STOCK-     ----------------------
                             INCOME (LOSS)    HOLDERS      SHARES      AMOUNT
                             -------------  -----------  ----------  ----------
Balance at
  December 31, 2001          $     (10,820) $    (5,890)  5,643,318  $  (40,896)

  Comprehensive income:
    Net income
    Other comprehensive
      loss - Foreign
      currency translation
      adjustments                     (810)

        Comprehensive income


  Dividends declared--
    $.0125 per share

  Treasury shares purchased                                 136,599        (974)
                             -------------  -----------  ----------  ----------
Balance at
  March 31, 2002             $     (11,630) $    (5,890)  5,779,917  $  (41,870)
                             =============  ===========  ==========  ==========
Balance at
  December 31, 2000          $      (8,487) $    (5,755)  5,577,318  $  (40,470)
  Comprehensive loss:
    Net income
    Other comprehensive
      loss - Foreign
      currency translation
      adjustments                   (3,506)

        Comprehensive loss


  Dividends declared--
    $.0125 per share

  Treasury shares purchased                                  (1,590)         70

  Treasury shares reissued                                   (6,250)         46

  Change in notes
    receivable -
    stockholders                                    185
                             -------------  -----------  ----------  ----------
Balance at
  March 31, 2001             $     (11,993) $    (5,570)  5,569,478  $  (40,354)
                             =============  ===========  ==========  ==========

See notes to consolidated financial statements.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)                                                     (UNAUDITED)


                                                                                          Three Months Ended
                                                                                               March 31,
                                                                                          2002            2001
                                                                                       ----------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                             $    5,203      $    2,675
Less:  Loss from discontinued operations                                                       --            (558)
                                                                                       ----------      ----------
Income from continuing operations                                                           5,203           3,233
Adjustments to reconcile income from continuing operations
     to net cash provided by continuing operating activities:
         Depreciation and amortization                                                      3,586           4,240
         Allowance for losses on cash advances                                                901             219
         Loss from derivative valuation fluctuations                                           36             472
         Changes in operating assets and liabilities-
            Merchandise held for disposition                                                8,305           6,357
            Finance and service charges receivable                                          1,948           1,828
            Other receivables and prepaid expenses                                           (338)            123
            Accounts payable and accrued expenses                                         (10,975)         (3,162)
            Customer deposits, net                                                            581             432
            Current income taxes                                                            1,644           1,886
            Deferred taxes, net                                                               731             406
                                                                                       ----------      ----------
                Net cash provided by operating activities of continuing operations         11,622          16,034
                                                                                       ----------      ----------

CASH FLOWS FROM INVESTING ACTIVITIES
     Loans forfeited and transferred to merchandise held for disposition                   31,740          32,292
     Loans and advances repaid or renewed                                                  79,397          75,725
     Loans and advances made, including loans renewed                                    (100,488)       (100,274)
                                                                                       ----------      ----------

                Net decrease in loans and advances                                         10,649           7,743
                                                                                       ----------      ----------

     Acquisitions, net of cash acquired                                                    (1,044)             --
     Purchases of property and equipment                                                   (2,371)         (4,225)
                                                                                       ----------      ----------
                Net cash provided by investing activities of continuing operations          7,234           3,518
                                                                                       ----------      ----------

CASH FLOWS FROM FINANCING ACTIVITIES
     Net payments under bank lines of credit                                              (12,068)        (13,980)
     Payments on notes payable and capital lease obligations                               (4,635)           (371)
     Change in notes receivable - stockholders                                                 --             240
     Treasury shares (purchased) sold                                                        (974)             69
     Dividends paid                                                                          (307)           (304)
                                                                                       ----------      ----------
                Net cash used by financing activities of continuing operations            (17,984)        (14,346)
                                                                                       ----------      ----------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                        20             (84)
                                                                                       ----------      ----------

CASH PROVIDED BY CONTINUING OPERATIONS                                                        892           5,122
CASH PROVIDED (USED) BY DISCONTINUED OPERATIONS                                                 7          (3,486)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                            6,394           4,626
                                                                                       ----------      ----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                             $    7,293      $    6,262
                                                                                       ==========      ==========


See notes to consolidated financial statements.

                CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

--------------------------------------------------------------------------------

1.  BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Cash America International, Inc. (the "Company") and its majority owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

         In September 2001, the Company announced plans to exit the rent-to-own business in order to focus on its core business of lending activities. The consolidated financial statements of the Company have been reclassified to reflect the planned disposal of the rental business segment. See Note 3.

         The financial statements as of March 31, 2002 and 2001, and for the three month periods then ended are unaudited but, in management's opinion, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for such interim periods. Operating results for the three month periods are not necessarily indicative of the results that may be expected for the full fiscal year.

         Certain amounts in the consolidated financial statements for the three month period ended March 31, 2001, have been reclassified to conform to the presentation format adopted in 2002. These reclassifications have no effect on the net income previously reported.

         These financial statements and related notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 2001 Annual Report to Stockholders.

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

         Small consumer cash advances ("advances") provide customers with cash in exchange for a promissory note or other repayment agreement supported by that customer's check for the amount of the cash advanced plus a service fee. The Company holds the check for a short period, typically less than 17 days. To repay the advance, customers may redeem their checks by paying cash or they may allow the checks to be processed for collection. The Company accrues fees and interest revenue on advances on a constant yield basis ratably over the period of the advance. For those locations that offer small consumer cash advances from a third-party financial institution (the "Bank"), the Company receives an administrative service fee for services provided on the Bank's behalf. These fees are recorded in revenue when earned.

Check Cashing Operations o The Company records fees derived from its owned check cashing locations in the period in which the service is provided. Royalties derived from franchise locations are recorded on the accrual basis.

3.  DISCONTINUED OPERATIONS

In September 2001, the Company announced plans to exit the rent-to-own business in order to focus on its core business of lending activities. The Company's subsidiary, Rent-A-Tire, Inc. ("Rent-A-Tire") provides new tires and wheels under a rent-to-own format to customers seeking this alternative to a direct purchase. The Company initiated the plan to close 21 Rent-A-Tire operating locations and sell the remaining 22 units. As of March 31, 2002, the Company operated 22 Rent-A-Tire locations. The Company expects the plan to be completed before September 2002.

         Pursuant to Accounting Principles Board Opinion No. 30 "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," the consolidated financial statements of the Company have been reclassified to reflect the planned disposal of the rental business segment. Accordingly, the revenues, costs and expenses, assets, and cash flows of Rent-A-Tire have been segregated in the consolidated balance sheets, consolidated statements of operations and consolidated statements of cash flows. The net operating results, net assets and net cash flows of this business segment have been reported as "Discontinued Operations" in the accompanying consolidated financial statements. The loss from discontinued operations does not include any interest expense since the Company does not anticipate that debt will be assumed by the buyer.

         A reserve was recorded in September 2001 for the estimated loss on disposal of the rental business segment, including a provision of $4,472,000 for operating losses subsequent to September 1, 2001, the effective date of the plan of disposition, and a provision of $6,489,000 for the estimated loss on the sale of remaining assets. The components of the remaining balance of the combined pre-tax charge of $10,961,000 ($7,553,000 after income tax benefit) and the reserve activity during the three month period ended March 31, 2002, were as follows (in thousands):

                                 Reserve at             Cash           Non-Cash          Reserve at
                             December 31, 2001      Expenditures      Write Downs      March 31, 2002
                             -----------------      ------------      -----------      --------------
Inventory Reserve            $             140      $         --      $       (16)     $          124
                             =================      ============      ===========      ==============

Other closure/exit costs     $           2,044      $        (60)     $        --      $        1,984
Workforce reduction                         25                --               --                  25
Additional operating
  (income) during
  phase-out period                        (555)              (54)            (114)               (723)
Loss on sale of assets                   6,439                (3)              --               6,436
                             -----------------      ------------      -----------      --------------

Disposal Reserve             $           7,953      $       (117)     $      (114)     $        7,722
                             =================      ============      ===========      ==============

         "Other closure/exit costs" primarily includes non-cancelable operating lease obligations.

4.  WEIGHTED AVERAGE SHARES

The reconciliation of basic and diluted weighted average common shares outstanding for the three month periods ended March 31, 2002 and 2001, follows (in thousands):

                                                                        2002           2001
                                                                     ----------     ----------
Weighted average shares - Basic                                          24,521         24,653
        Effect of shares applicable to stock option plans                   268              1
        Effect of shares applicable to nonqualified savings plan             73             65
                                                                     ----------     ----------
Weighted average shares - Diluted                                        24,862         24,719
                                                                     ==========     ==========

5.   ACQUISITIONS

During the three months ended March 31, 2002, the Company acquired 2 U.S. pawnshops in purchase transactions for an aggregate cash consideration of $1,044,000. The excess of the aggregate purchase price over the aggregate fair market value of nets assets acquired was approximately $554,000.

6.   GOODWILL AND OTHER INTANGIBLE ASSETS - ADOPTION OF SFAS 142

In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 142, "Goodwill and Other Intangible Assets." Goodwill and other intangible assets having an indefinite useful life acquired in business combinations completed after June 30, 2001, are no longer subject to amortization to earnings. Effective January 1, 2002, all goodwill and other intangible assets having an indefinite useful life are no longer amortized to earnings. The useful lives of other intangible assets must be reassessed and the remaining amortization periods adjusted accordingly. Goodwill and other intangible assets having an indefinite useful life will be tested for impairment annually, or more frequently if events or changes in circumstances indicate that the assets might be impaired, using a two-step impairment assessment. The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired, and the second step of the impairment test is not necessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The Company adopted the provisions of SFAS No. 142 on January 1, 2002 and will complete the first step of the two-step impairment test prior to June 30, 2002. Management currently does not expect to record an impairment charge upon completion of the initial impairment review. However, there can be no assurance that at the time the review is completed an impairment charge will not be recorded.

Goodwill o The changes in the carrying value of goodwill are as follows (in thousands):

                                                    Lending
                                       -----------------------------------
                                        United                                   Check
                                        States      Foreign        Total        Cashing      Consolidated
                                       --------     --------      --------      --------     ------------
Balance as of January 1, 2002,
    net of amortization of $24,224     $ 59,050     $ 12,453      $ 71,503      $  5,183     $     76,686
Acquired goodwill                           554           --           554            --              554
Foreign translation impact                   --         (182)         (182)           --             (182)
                                       --------     --------      --------      --------     ------------
Balance as of March 31, 2002           $ 59,604     $ 12,271      $ 71,875      $  5,183     $     77,058
                                       ========     ========      ========      ========     ============


Transitional Disclosures o Net income and net income per share excluding the after-tax effect of amortization expense related to goodwill for the three months ended March 31, 2002 and 2001 were as follows (in thousands, except per share amounts; due to rounding, per share amounts may not total):

                                        2002           2001
                                     ----------     ----------
Reported net income                  $    5,203     $    2,675
Add back:  Goodwill amortization             --            641
                                     ----------     ----------

Adjusted net income                  $    5,203     $    3,316
                                     ==========     ==========

Basic net income per share:
Reported net income                  $     0.21     $     0.11
Add back:  Goodwill amortization             --           0.03
                                     ----------     ----------

Adjusted net income                  $     0.21     $     0.13
                                     ==========     ==========

Diluted net income per share:
Reported net income                  $     0.21     $     0.11
Add back:  Goodwill amortization             --           0.03
                                     ----------     ----------

Adjusted net income                  $     0.21     $     0.13
                                     ==========     ==========

Acquired Intangible Assets o Acquired intangible assets that are subject to amortization as of March 31, 2002 are as follows (in thousands):

                                    Gross   Accumulated
                                    Amount  Amortization    Net
                                    ------  ------------   -----
Noncompetition agreements           $4,116  $     (3,314)  $ 802
Other                                  231          (159)     72
                                    ------  ------------   -----

Total                               $4,347  $     (3,473)  $ 874
                                    ======  ============   =====

Noncompetition agreements are amortized over the applicable period of the contract.

Amortization o Amortization expense for the acquired intangible assets above is as follows (in thousands):

Actual amortization expense
       For the three months ended March 31, 2002         $ 154

Estimated amortization expense
       For the year 2002                                 $ 478
       For the year 2003                                 $ 188
       For the year 2004                                 $  84
       For the year 2005                                 $  81
       For the year 2006                                 $  76

7.  LONG-TERM DEBT

The Company's long-term debt instruments and balances outstanding at March 31, 2002 and 2001 were as follows (in thousands):

                                                       2002         2001
                                                     --------     --------
U.S. Line of Credit up to $150,000
   due June 30, 2003                                 $ 86,500     $ 71,700
Multi-currency Line of Credit up to L.20,000
   due April 30, 2003                                  13,974           --
U.K. Line of Credit up to L.15,000
   due April 30, 2002                                      --        6,195
Swedish Line of Credit up to
   SEK 185,000                                             --        7,784
Swedish Line of Credit up to
   SEK 30,000                                              --          481
8.33% senior unsecured notes due 2003                   8,571       12,857
8.14% senior unsecured notes due 2007                  20,000       20,000
7.10% senior unsecured notes due 2008                  25,714       30,000
6.25% subordinated unsecured notes due 2004               300          400
Capital lease obligations payable                          --        5,409
                                                     --------     --------
                                                      155,059      154,826
Less current portion                                    8,671       10,165
                                                     --------     --------

   Total long-term debt                              $146,388     $144,661
                                                     ========     ========

8.  OPERATING SEGMENT INFORMATION

The Company has two reportable operating segments in the lending industry and one in the check cashing industry. While the United States and foreign lending segments offer the same services, each is managed separately due to the different operational strategies required. The check cashing operation offers different services and products thus requiring its own technical, marketing and operational strategy.

         As described in Note 3, the Company has reclassified the results of operations of Rent-A-Tire as discontinued operations. This business was previously reported as a separate operating segment. The segment data included below has been restated to exclude amounts related to Rent-A-Tire.

         Information concerning the segments is set forth below (in thousands):

                                                Lending
                                  ----------------------------------
                                   United                                 Check
                                   States      Foreign        Total      Cashing      Consolidated
                                  --------     --------     --------     --------     ------------
Three Months Ended
March 31, 2002:

     Total revenue                $ 91,434     $  8,166     $ 99,600     $  1,120     $    100,720

     Income from operations          7,969        2,099       10,068          342           10,410

     Total assets at March 31      268,177       76,443      344,620        7,280          351,900
                                  --------     --------     --------     --------     ------------

Three Months Ended
March 31, 2001:

     Total revenue                $ 84,719     $  7,838     $ 92,557     $    999     $     93,556

     Income from operations          6,284        2,067        8,351          288            8,639

     Total assets at March 31      247,912       70,836      318,748       12,650          331,398
                                  ========     ========     ========     ========     ============

9.  LITIGATION

The Company is party to a number of lawsuits arising in the normal course of business. In the opinion of management, the resolution of these matters will not have a material adverse effect on the Company's financial position, results of operations or liquidity.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

SUMMARY CONSOLIDATED FINANCIAL DATA

FIRST QUARTER ENDED MARCH 31, 2002 vs. FIRST QUARTER ENDED MARCH 31, 2001
================================================================================
(Dollars in thousands)

         The following table sets forth selected consolidated financial data with respect to the Company and its operations as of March 31, 2002 and 2001, and for the three months then ended.

                                                                            2002             2001            Change
                                                                         ----------       ----------       ----------
REVENUE
    Finance and service charges                                          $   28,820       $   28,965               (1)%
    Proceeds from disposition of merchandise                                 67,034           62,784                7%
    Cash advance fees                                                         3,562              625              470%
    Check cashing royalties and fees                                          1,304            1,182               10%
                                                                         ----------       ----------       ----------
TOTAL REVENUE                                                               100,720           93,556                8%
                                                                         ----------       ----------       ----------
COSTS OF REVENUE
    Disposed merchandise                                                     43,881           41,428                6%
                                                                         ----------       ----------       ----------
NET REVENUE                                                              $   56,839       $   52,128                9%
                                                                         ==========       ==========       ==========
OTHER DATA
  CONSOLIDATED OPERATIONS:
    Net revenue contribution by source--
        Finance and service charges                                            50.7%            55.6%              (9)%
        Margin on disposition of merchandise                                   40.7%            41.0%              (1)%
        Cash advance fees                                                       6.3%             1.2%             425%
        Check cashing royalties and fees                                        2.3%             2.2%               5%
    Expenses as a percentage of net revenue--
        Operations and administration                                          73.8%            74.9%              (1)%
        Cash advance loss provision                                             1.6%              .4%             300%
        Depreciation and amortization                                           6.3%             8.1%             (22)%
        Interest, net                                                           3.9%             5.4%             (28)%
    Income from operations as a percentage of total revenue                    10.3%             9.2%              12%
                                                                         ----------       ----------       ----------
LENDING OPERATIONS:
  PAWN LOANS
    Annualized yield on pawn loans                                              106%             104%               2%
    Average pawn loan balance outstanding                                $  110,465       $  112,837               (2)%
    Average pawn loan balance per average location in operation          $      240       $      244               (2)%
    Average pawn loan amount at end of period (not in thousands)         $      100       $       99                1%
    Margin on disposition of merchandise as a percentage
      of proceeds from disposition of merchandise                              34.5%            34.0%               2%
    Average annualized merchandise turnover                                     3.0x             3.0x              --
    Average merchandise held for disposition per average location        $      130       $      122                7%

   SMALL CONSUMER CASH ADVANCES
    Total amount of advances written (a)                                 $   21,687       $    5,853              271%
    Number of advances written (not in thousands) (a)                        76,472           27,039              183%
    Average advance amount written (not in thousands) (a)                $      284       $      216               31%
    Average number of locations offering advances (not in thousands) (a)        390              340               15%
    Combined advances outstanding (a)                                    $    5,219       $    1,521              243%
    Advances outstanding before allowance for losses (b)                 $    1,753       $      666              163%
   Owned locations in operation-
      Beginning of period                                                       460              463
        Acquired                                                                  2               --
        Start-ups                                                                --                1
        Combined or closed                                                       (3)              (4)
      End of period                                                             459              460               --
   Additional franchise locations at end of period                               13               16              (19)%
   Total locations at end of period                                             472              476               (1)%
   Average number of owned locations in operation                               460              462               --
                                                                         ==========       ==========       ==========
CHECK CASHING OPERATIONS:
    Check cashing royalties and fees                                     $    1,120       $      999               12%

    Franchised and owned check cashing centers--
        Face amount of checks cashed                                     $  295,946       $  272,977                8%
        Gross fees collected                                             $    4,448       $    4,022               11%
        Average check cashed (not in thousands)                          $      399       $      376                6%
        Centers in operation at end of period                                   136              132                3%
        Average centers in operation for the period                             135              132                2%
                                                                         ==========       ==========       ==========

(a) Includes advances made by the Company and advances made by a third-party financial institution.

(b) Amounts recorded in the Company's consolidated financial statements.

GENERAL

The Company is a provider of specialty financial services to individuals in the United States, United Kingdom and Sweden. The Company offers secured non-recourse loans, commonly referred to as pawn loans, to individuals through its lending operations. The pawn loan portfolio generates finance and service charges revenue. A related but secondary source of revenue is the disposition of merchandise, primarily collateral from unredeemed pawn loans. As an alternative to a pawn loan, the Company offers small consumer cash advances in selected lending locations and on behalf of a third-party financial institution in other locations. The Company also provides check cashing services through its franchised and company owned Mr. Payroll(R) manned check cashing centers.

         The number of lending locations declined by 7 during the 15 months ended March 31, 2002. It acquired 7 operating units, established 2 locations, and combined or closed 13 locations. In addition, one franchise unit was opened and 4 units were closed. As of March 31, 2002, the Company's lending operations consisted of 472 lending units (403 owned units and 13 franchised units in 18 states in the United States, 45 jewelry-only units in the United Kingdom, and 11 loan-only and primarily jewelry-only units in Sweden).

         As of March 31, 2002, Mr. Payroll operated 129 franchised and 7 company owned manned check cashing centers in 20 states.

RESULTS OF OPERATIONS

FIRST QUARTER ENDED MARCH 31, 2002, COMPARED TO THE
FIRST QUARTER ENDED MARCH 31, 2001

CONSOLIDATED NET REVENUE. Consolidated net revenue increased 9.0%, or $4.7 million, to $56.8 million during the first quarter ended March 31, 2002 (the "current quarter") from $52.1 million during the first quarter ended March 31, 2001 (the "prior year quarter"). The following table sets forth net revenue results by operating segment for the three month periods ended March 31 ($ in millions):

                                          2002             2001               Increase (decrease)
                                      ------------     ------------     -----------------------------

Domestic lending                      $       49.3     $       45.2     $        4.1              9.1%
Foreign lending                                6.4              5.9               .5              8.5%
                                      ------------     ------------     ------------     ------------
     Total lending                            55.7             51.1              4.6              9.0%

Check cashing                                  1.1              1.0               .1             10.0%
                                      ------------     ------------     ------------     ------------

Consolidated                          $       56.8     $       52.1     $        4.7              9.0%
                                      ============     ============     ============     ============

         The Company's domestic lending operations generated the majority of the increase in consolidated net revenue. Higher disposition of merchandise and higher revenue from the Company's small consumer cash advance product accounted for the increase in net revenue.

         The components of net revenue are finance and service charges from pawn loans, which decreased $.1 million; net revenue from the disposition of merchandise, which increased $1.8 million; cash advance fees, which increased $2.9 million; and check cashing fees and royalties, which increased $.1 million. Management believes that the trend of higher cash advance fees will continue during 2002 as customers may choose to use both pawn and cash advance products. This will likely cause a more moderate increase, or potentially a decrease, in finance and service charges in 2002 that should be offset by higher cash advance fees.

FINANCE AND SERVICE CHARGES. The following is a summary of finance and service charges related to pawn loans by operating segment for the three months ended March 31 ($ in millions):

                               2002             2001               Increase (decrease)
                           ------------     ------------     ------------------------------

Domestic lending           $       23.3     $       23.5     $        (.2)              (.9)%
Foreign lending                     5.5              5.4               .1               1.9%
                           ------------     ------------     ------------      ------------

     Total                 $       28.8     $       28.9     $        (.1)              (.3)%
                           ============     ============     ============      ============

         Variations in finance and service charges on pawn loans are caused by changes in the average balance of pawn loans outstanding, the annualized yield of the pawn loan portfolio, and the effects of translation of foreign currency amounts into United States dollars. The following table identifies the impact that each of these factors had on the total change in finance and service charges ($ in millions):

                           Average                       Total Before
                           Balance           Loan           Foreign          Foreign
                         Outstanding         Yield        Translation      Translation         Total
                         -----------      -----------    ------------      -----------      -----------

Domestic lending         $       (.3)     $        .1     $       (.2)     $        --      $       (.2)
Foreign lending                   .1               .2              .3              (.2)              .1
                         -----------      -----------     -----------      -----------      -----------

     Total               $       (.2)     $        .3     $        .1      $       (.2)     $       (.1)
                         ===========      ===========     ===========      ===========      ===========

         Excluding the negative effects of foreign currency translation adjustments, the company-wide average balance of pawn loans outstanding was .7% lower during the current quarter than the prior year quarter. On a segment basis, the average balances of pawn loans were 1.5% lower and .6% higher for the domestic and foreign lending operations, respectively. The decrease in the average balance of domestic pawn loans outstanding was driven by a 1.7% decline in the average number of pawn loans outstanding during the current quarter coupled with a .2% increase in the average amount per loan. Management believes that the decrease in the number of domestic pawn loans was partly attributable to more customers seeking to satisfy their short-term borrowing needs through a cash advance instead of through a pawn loan and also due to larger per capita tax refunds believed to have been received by pawn loan customers in the first quarter of 2002 compared to the prior year. The aggregate average balance of domestic pawn loans and combined consumer cash advances outstanding was 4.3% higher during the current quarter. Management believes that this trend will continue throughout the remainder of 2002. The average balance of pawn loans outstanding denominated in their local currencies increased 4.6% and decreased 5.0% in the United Kingdom and Sweden, respectively. Foreign loan demand was mixed as the average number of pawn loans outstanding in the United Kingdom and Sweden increased 2.6% and decreased 6.7%, respectively. Average amounts per loan were higher for both the United Kingdom and Sweden by 2.0% and 1.8%, respectively.

         Domestic pawn loan balances at March 31, 2002 declined $11.6 million, or 15.1%, from December 31, 2001 balances. The decline for the comparable period of the preceding year was $7.7 million, or 10.2%. The Company historically experiences a decrease in domestic pawn loan balances during the first quarter of each year when the Internal Revenue Service processes federal income tax refunds. Management believes that many customers use a portion of their refund to repay their loans and purchase items of personal property. Aggregate pawn loan balances at March 31, 2002, were $11.0 million, or 9.4% lower than at December 31, 2001, compared to a $10.5 million, or 8.9%, decrease between the comparable dates in the preceding year.

         Excluding the negative effects of foreign currency translation adjustments, the consolidated annualized loan yield, which represents the blended result derived from the distinctive loan yields realized from operations in the three countries, was 105.1% in the current year quarter, compared to 103.2% in the prior year quarter. There was an increase in the domestic annualized loan yield to 134.5% for the current year quarter, compared to 133.9% for the prior year quarter, the blended yield on average foreign pawn loans outstanding increased to 55.5% in the current year quarter compared to 52.8% in the prior year quarter. The increase in the blended foreign yield was caused by a combination of higher loan redemption rates and higher returns on the disposition of unredeemed collateral at auction.

         Foreign source finance and service charges were reduced $.2 million in 2002 due to negative currency translation adjustments resulting from the continued strength of the United States dollar against the Swedish kronor. The weighted average exchange rates used for translating earnings into United States dollars for the British pound sterling and Swedish kronor were 2.1% and 7.0% lower, respectively, during the current quarter compared to the prior year quarter. Management anticipates a continued unfavorable translation adjustment for the kronor for the second quarter of 2002, but expects a neutral translation between the British pound and the U.S. dollar.

NET REVENUE FROM THE DISPOSITION OF MERCHANDISE. Net revenue from the disposition of merchandise represents the proceeds received from the disposition of merchandise in excess of the cost of merchandise disposed. The combination of increased proceeds and a slightly higher margin resulted in a $1.8 million, or 8.4%, increase in net revenue from the disposition of merchandise. The following table summarizes by operating segment the change in the proceeds from the disposition of merchandise and the related net margin for the current quarter compared to the prior year quarter ($ in millions):

                                                Increase (decrease)
                           ----------------------------------------------------------------
                           Disposition           %                Net               %
                             Proceeds          Change            Margin           Change
                           ------------     ------------      ------------     ------------

Domestic lending           $        4.0              6.7%     $        1.5              7.1%
Foreign lending                      .2             10.1%               .3             90.4%
                           ------------     ------------      ------------     ------------

     Total                 $        4.2              6.8%     $        1.8              8.4%
                           ============     ============      ============     ============

         Proceeds from the disposition of merchandise were 6.8%, or $4.2 million, higher than in the prior year quarter, primarily due to an increase in volume of items sold in the domestic lending locations and an increase in the disposition of scrap gold jewelry. The consolidated merchandise turnover rate remained unchanged at 3.0 times during the current quarter and the prior year quarter, and the margin on disposition of merchandise increased slightly to 34.5% in the current quarter from 34.0% in the prior year quarter. Excluding the effect of the disposition of scrap jewelry, the margin on disposition of merchandise increased to 36.0% in the current quarter from 35.7% in the prior year quarter due to a slightly lower average cost of merchandise disposed. The margin on disposition of scrap jewelry was 17.6% in the current quarter compared to 4.6% in the prior year quarter due to a higher settlement price per ounce.

CASH ADVANCE FEES. Cash advance fees increased $2.9 million, or 470%, in the current quarter as compared to the prior year quarter. The increase resulted from higher demand for the small consumer cash advance product that the Company began offering and promoting in 2000. The product is available in 392 domestic lending units at March 31, 2002, including 322 units that offer the product on behalf of a third-party financial institution (the "Bank"), which pays the Company a fee for its administrative services. (Although these cash advance transactions may take the form of loans or deferred check deposit transactions, the transactions are referred to throughout this discussion as "advances" for convenience.)

         Advances written increased $15.8 million to $21.7 million in the current quarter from $5.9 million in the prior year quarter. The $21.7 million in advances written in the current quarter includes $18.4 million extended to customers by the Bank. The average amount per advance increased to $284 from $216 and the combined portfolio of advances generated $3.9 million in revenue during the current quarter compared to $.9 million in the prior year quarter. Included in "Cash advance fees," in the Company's consolidated statements of operations, is $3.6 million and $.6 million in revenue from the Company's portfolio and fees for administrative services performed for the Bank for the three month periods ended March 31, 2002 and 2001, respectively. The outstanding combined Company and Bank portfolio of short-term advances increased $3.7 million to $5.2 million at March 31, 2002 from $1.5 million at March 31, 2001. Included in these amounts are $1.8 million and $.7 million for 2002 and 2001, respectively, that are included in the Company's consolidated balance sheets. Against these outstanding amounts, an allowance for losses of $.5 million and $.3 million has been provided in the consolidated financial statements for March 31, 2002 and 2001, respectively. The net balance is carried in "Other receivables" on the consolidated balance sheets.

CHECK CASHING ROYALTIES AND FEES. Check cashing revenue for Mr. Payroll increased $.1 million, or 10.0%, in the current quarter, while check cashing fees in the United Kingdom remained unchanged at $.2 million for the same period.

OPERATIONS AND ADMINISTRATION EXPENSES. Consolidated operations and administration expenses as a percentage of net revenue were 73.8% in the current quarter compared to 74.9% in the prior year quarter. These expenses increased $2.9 million, or 7.5%, in the current quarter compared to the prior year quarter. Domestic lending expenses increased $2.5 million, primarily as a result of higher personnel costs and increased expenses of $.6 million related to the short-term cash advance product. Increased personnel costs were attributable to higher benefit costs, incentive expenses associated with the improvement in operating results, and slightly higher staffing levels. Foreign lending operations expenses increased $.3 million primarily due to an increase in the number of locations in the United Kingdom. Mr. Payroll's expenses increased $.1 million in the current quarter compared to the prior year quarter, primarily due to higher personnel and occupancy costs.

CASH ADVANCE LOSS PROVISION. Cash advance loss provision for domestic lending operations increased $.7 million due to the increase in the size of the portfolio. The Company's cash advance product primarily services a customer base of non-prime borrowers. The Company maintains an allowance for losses on its advances at a level estimated to be adequate to absorb future credit losses inherent in the outstanding advance portfolio. The cash advance loss provision is utilized to increase the allowance carried against the outstanding receivables portfolio. Loss provision as a percentage of cash advance fees decreased to 25.3% in the current quarter from 35.0% in the prior year quarter, primarily as a result of improved collections and a higher percentage of the portfolio being comprised of previous customers.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses as a percentage of net revenue were 6.3% in the current quarter compared to 8.1% in the prior year quarter. Total depreciation and amortization expenses decreased $.6 million, or 15.4%. Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets". Under SFAS No. 142, the Company ceased amortizing all goodwill and other intangible assets having an indefinite useful life. See Note 6 of Notes to Consolidated Financial Statements. A $.7 million decline in amortization due to the adoption of SFAS 142 was partially offset by an increase in depreciation expense associated with the reoccupation of the Company's reconstructed corporate headquarters after it was severely damaged by a tornado in March 2000.

INTEREST EXPENSE. Net interest expense as a percentage of net revenue declined to 3.9% in the current quarter from 5.4% in the prior year quarter. The amount decreased a net $.6 million, or 21.0%, due to the effect of lower blended borrowing costs accompanied by a 1.1% reduction in the Company's average debt balance. The effective blended borrowing cost decreased to 5.5% in the current quarter from 6.9% in the prior year quarter. The average amount of debt outstanding decreased during the current quarter to $165.3 million from $167.2 million during the prior year quarter.

LOSS FROM DERIVATIVE VALUATION FLUCTUATIONS. Effective January 1, 2001, the Company implemented SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" and its corresponding amendments under SFAS No. 138. The adjustments to fair values of interest rate cap agreements during the current quarter resulted in a loss of $36,000 compared to a loss of $472,000 in the prior year quarter.

INCOME TAXES. The Company's effective tax rate for the quarter ended March 31, 2002 was 36.0% as compared to 39.3% for the quarter ended March 31, 2001. By excluding goodwill amortization and their related tax effects in the prior year quarter, the Company's consolidated effective tax rate was 36.1% for the prior year quarter.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities of continuing operations was $11.6 million in the current quarter. A reduction of the Company's investment in pawn loans and cash advances during the current quarter provided an additional $10.6 million

         The Company invested $2.4 million in purchases of property and equipment during the current quarter for property improvements, the remodeling of selected operating units and additions to computer systems for lending operations. During the current quarter, the Company acquired 2 lending locations for $1.0 million and used cash to make payments of $16.7 million on debt obligations in connection with unsecured notes and capital leases, $.3 million for dividends, and $1.0 million for the purchase of treasury shares.

         Management anticipates that capital expenditures for the remainder of 2002 will be approximately $12.0 million. These expenditures will primarily relate to an estimated 8 to 13 new lending locations, the remodeling of selected operating units, and enhancements to information systems. The new lending locations will mostly occur through the acquisition of existing locations.

         On October 26, 2000, the Company announced that its Board of Directors authorized management to purchase up to one million shares of its common stock in the open market. Under the authorization, the Company purchased 137,100 shares for an aggregate amount of $1.0 million during the current quarter. Additional purchases (up to 100,800 shares) may be made from time to time in the open market, and it is expected that funding would come from operating cash flow.

         At March 31, 2002, $86.5 million was outstanding on the Company's $150 million U.S. line of credit. In addition, the Company's L.20 million (approximately $28.5 million at March 31, 2002) multi-currency line of credit in the United Kingdom had balances outstanding of L.3.7 million (approximately $5.2 million at March 31, 2002) and SEK 90.5 million (approximately $8.7 million at March 31, 2002) related to operations in the United Kingdom and Sweden, respectively. While the Company's lines of credit mature during 2003, the Company expects to renew these credit agreements and extend the maturity dates during 2002.

         Management believes that borrowings available under these credit facilities, cash generated from operations and current working capital of $162.8 million should be sufficient to meet the Company's anticipated future capital requirements.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Market risks relating to the Company's operations result primarily from changes in interest rates, foreign exchange rates, and gold prices. The Company does not engage in speculative or leveraged transactions, nor does it hold or issue financial instruments for trading purposes. There have been no material changes to the Company's exposure to market risks since December 31, 2001.

DOMESTIC LENDING OPERATIONS

(Dollars in thousands)

         The following table sets forth selected financial data for the Company's domestic lending operations as of March 31, 2002 and 2001, and for the three months then ended.

                                                                              2002             2001            Change
                                                                           ----------       ----------       ----------
REVENUE
     Finance and service charges                                           $   23,315       $   23,560               (1)%
     Proceeds from disposition of merchandise                                  64,557           60,534                7%
     Cash advance fees                                                          3,562              625              470%
                                                                           ----------       ----------       ----------
TOTAL REVENUE                                                                  91,434           84,719                8%
                                                                           ----------       ----------       ----------
COSTS OF REVENUE
     Disposed merchandise                                                      42,076           39,531                6%
                                                                           ----------       ----------       ----------
NET REVENUE                                                                $   49,358       $   45,188                9%
                                                                           ==========       ==========       ==========
OTHER DATA
     Net revenue contribution by source--
         Finance and service charges                                             47.2%            52.1%              (9)%
         Margin on disposition of merchandise                                    45.5%            46.5%              (2)%
         Cash advance fees                                                        7.3%             1.4%             421%

     Expenses as a percentage of net revenue--
         Operations and administration                                           76.2%            77.8%              (2)%
         Cash advance loss provision                                              1.8%              .5%             260%
         Depreciation and amortization                                            5.8%             7.8%             (26)%
         Interest, net                                                            2.4%             2.8%             (14)%

     Income from operations as a percentage of total revenue                      8.7%             7.4%              18%

     Annualized yield on pawn loans                                               134%             134%              --
     Average pawn loan balance outstanding                                 $   70,323       $   71,362               (1)%
     Average pawn loan balance per average location in operation           $      174       $      174               --
     Average pawn loan amount at end of period (not in thousands)          $       82       $       82               --
     Margin on disposition of merchandise as a percentage
       of proceeds from disposition of merchandise                               34.8%            34.7%              --
     Average annualized merchandise turnover                                      3.0x             3.0x              --
     Average merchandise held for disposition
       per average location                                                $      140       $      131                7%

     Owned locations in operation--
       Beginning of period                                                        404              410
         Acquired                                                                   2               --
         Start-ups                                                                 --                1
         Combined or closed                                                        (3)              (4)
       End of period                                                              403              407               (1)%
       Additional franchise locations at end of period                             13               16              (19)%
       Total locations at end of period                                           416              423               (2)%
       Average number of owned locations in operation                             404              409               (1)%
                                                                           ==========       ==========       ==========

FOREIGN LENDING OPERATIONS

(Dollars in thousands)

         The following table sets forth selected consolidated financial data in U.S. dollars for Harvey & Thompson, Ltd. and Svensk Pantbelaning as of March 31, 2002 and 2001, and for the three months then ended, using the following currency exchange rates:

                                                                              2002            2001           Change
                                                                           ----------      ----------      ----------
Harvey & Thompson, Ltd. (British pound sterling per U.S. dollar)--
     Balance sheet data - end of period rate                                    .7014           .7063               1%
     Statements of operations data - average rate for the period                .7011           .6861              (2)%
Svensk Pantbelaning (Swedish kronor per U.S. dollar)--
     Balance sheet data - end of period rate                                  10.3615         10.4110              --
     Statements of operations data - average rate for the period              10.4438          9.7565              (7)%
                                                                           ==========      ==========      ==========

REVENUE
     Finance and service charges                                           $    5,505      $    5,405               2%
     Proceeds from disposition of merchandise                                   2,477           2,250              10%
     Check cashing fees                                                           184             183               1%
                                                                           ----------      ----------      ----------
TOTAL REVENUE                                                                   8,166           7,838               4%
                                                                           ----------      ----------      ----------
COSTS OF REVENUE
     Disposed merchandise                                                       1,805           1,897              (5)%
                                                                           ----------      ----------      ----------
NET REVENUE                                                                $    6,361      $    5,941               7%
                                                                           ==========      ==========      ==========
OTHER DATA
     Net revenue contribution by source--
         Finance and service charges                                             86.5%           91.0%             (5)%
         Margin on disposition of merchandise                                    10.6%            5.9%             80%
         Check cashing fees                                                       2.9%            3.1%             (6)%

     Expenses as a percentage of net revenue--
         Operations and administration                                           58.1%           56.9%              2%
         Depreciation and amortization                                            8.9%            8.3%              7%
         Interest, net                                                            2.1%            3.8%            (45)%

     Income from operations as a percentage of total revenue                     25.7%           26.4%             (3)%

     Annualized yield on loans                                                     56%             53%              6%
     Average pawn loan balance outstanding                                 $   40,142      $   41,475              (3)%
     Average loan balance per average location in operation                $      717      $      783              (8)%
     Average loan amount at end of period (not in thousands)               $      158      $      156               1%
     Margin on disposition of merchandise as a percentage
       of proceeds from disposition of merchandise                               27.1%           15.7%             73%
     Average annualized merchandise turnover                                      2.2x            2.8x            (21)%
     Average merchandise held for disposition
       per average location                                                $       58      $       53               9%

     Lending locations in operation--
       Beginning of period                                                         56              53
       End of period                                                               56              53               6%
       Average number of locations in operation                                    56              53               6%
                                                                           ==========      ==========      ==========

CAUTIONARY STATEMENT REGARDING RISKS AND UNCERTAINTIES THAT MAY AFFECT FUTURE RESULTS


This quarterly report, including management's discussion and analysis, contains statements that are forward-looking, as that term is defined by the Private Securities Litigation Reform Act of 1995 or by the Securities and Exchange Commission in its rules. The Company intends that all forward-looking statements be subject to the safe harbors created by these laws and rules. When used in this quarterly report, the words "believes", "estimates", "plans", "expects", "anticipates", and similar expressions as they related to the Company or its management are intended to identify forward-looking statements. All forward-looking statements are based on current expectations regarding important risk factors. These risks and uncertainties are beyond the ability of the Company to control, and, in many cases, the Company cannot predict all of the risks and uncertainties that could cause its actual results to differ materially from those expressed in the forward-looking statements. Accordingly, actual results may differ materially from those expressed in the forward-looking statements, and the making of such statements should not be regarded as a representation by the Company or any other person that the results expressed in the statements will be achieved. Important risk factors include, but are not limited to, the following: changes in demand for the Company's services, changes in competition, the ability of the Company to open new operating units in accordance with its plans, economic conditions, real estate market fluctuations, interest rate fluctuations, changes in the capital markets, changes in tax and other laws and governmental rules and regulations applicable to the Company's business, and other risks indicated in the Company's filings with the Securities and Exchange Commission.

                                     PART II


Item 1.  LEGAL PROCEEDINGS

                  See Note 9 of Notes to Consolidated Financial Statements

Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

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


                               Date: May 13, 2002