Form 10-Q
period 2002-06-30
CASH AMERICA INTERNATIONAL INC
filed 2002-08-14
CIK 807884

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

For the quarterly period ended June 30, 2002

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
    (State or other jurisdiction                     (I.R.S. Employer
    of incorporation or organization                Identification No.)

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

Yes [X]           No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
24,490,634 common shares, $.10 par value, were outstanding as of July 31, 2002.

================================================================================

                        CASH AMERICA INTERNATIONAL, INC.

                               INDEX TO FORM 10-Q




PART I. FINANCIAL STATEMENTS

                                                                                  Page
         Item 1. Financial Statements (Unaudited)

           Consolidated Balance Sheets - June 30, 2002
           and 2001 and December 31, 2001 ....................................      1

           Consolidated Statements of Operations - Three Months and
           Six Months Ended June 30, 2002 and 2001 ...........................      2

           Consolidated Statements of Stockholders' Equity -
           Six Months Ended June 30, 2002 and 2001 ...........................      3

           Consolidated Statements of Cash Flows -
           Six Months Ended June 30, 2002 and 2001 ...........................      4

           Notes to Consolidated Financial Statements ........................      5


         Item 2. Management's Discussion and Analysis of
                     Results of Operations and Financial Condition ...........     13

PART II. OTHER INFORMATION ...................................................     30

SIGNATURES ...................................................................     32

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)                                            (UNAUDITED)
------------------------------------------------------------------------------------------------------------------------

                                                                               June 30,
                                                                     ------------------------------         December 31,
                                                                        2002                2001                2001
                                                                     ----------          ----------         ------------
ASSETS

     Current assets:
        Cash and cash equivalents                                    $    6,691          $    6,688          $    6,394
        Pawn loans                                                      120,575             118,898             116,590
        Merchandise held for disposition, net                            49,958              53,834              63,392
        Finance and service charges receivable                           18,864              18,864              19,396
        Other receivables and prepaid expenses                            7,909               7,559               7,992
        Income taxes recoverable                                          2,270               2,514                  --
        Deferred tax assets                                               5,031               4,947               7,795
        Net current assets of discontinued operations                        --               4,742               3,008
                                                                     ----------          ----------          ----------
           Total current assets                                         211,298             218,046             224,567
     Property and equipment, net                                         67,816              55,633              68,450
     Goodwill                                                            78,127              77,307              76,686
     Intangible assets, net                                                 746               1,279                 981
     Other assets                                                         4,333               4,966               4,762
     Deferred tax assets                                                     --                  --               1,846
     Net non-current assets of discontinued operations                       --              22,061               5,598
                                                                     ----------          ----------          ----------
           Total assets                                              $  362,320          $  379,292          $  382,890
                                                                     ==========          ==========          ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

     Current liabilities:
        Accounts payable and accrued expenses                        $   18,752          $   21,152          $   27,939
        Customer deposits                                                 4,336               4,323               3,961
        Reserve for disposal of discontinued operations                     911                  --               7,953
        Income taxes currently payable                                      943               1,007               1,123
        Current portion of long-term debt                                 8,671              10,194               9,020
                                                                     ----------          ----------          ----------
           Total current liabilities                                     33,613              36,676              49,996

     Deferred tax liabilities                                             2,337               2,667               1,701
     Long-term debt                                                     146,683             162,617             162,762
                                                                     ----------          ----------          ----------

     Stockholders' equity:
        Common stock, $.10 par value per
           share, 80,000,000 shares authorized                            3,024               3,024               3,024
        Paid in surplus                                                 127,820             127,813             127,821
        Retained earnings                                               103,263             105,277              95,192
        Accumulated other comprehensive loss                             (6,288)            (12,521)            (10,820)
        Notes receivable - stockholders                                  (6,047)             (5,823)             (5,890)
                                                                     ----------          ----------          ----------
                                                                        221,772             217,770             209,327
        Less -- shares held in treasury, at cost                        (42,085)            (40,438)            (40,896)
                                                                     ----------          ----------          ----------
           Total stockholders' equity                                   179,687             177,332             168,431
                                                                     ----------          ----------          ----------
           Total liabilities and stockholders' equity                $  362,320          $  379,292          $  382,890
                                                                     ==========          ==========          ==========

See notes to consolidated financial statements.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)                                                       (UNAUDITED)
----------------------------------------------------------------------------------------------------------------------------------

                                                                   Three Months Ended                      Six Months Ended
                                                                        June 30,                                June 30,
                                                                 2002               2001                2002               2001
                                                              ----------         ----------          ----------         ----------
REVENUE
     Finance and service charges                              $   27,456         $   27,442          $   56,276         $   56,407
     Proceeds from disposition of merchandise                     58,279             51,179             125,313            113,963
     Cash advance fees                                             4,184                802               7,746              1,427
     Check cashing royalties and fees                              1,068              1,003               2,372              2,185
                                                              ----------         ----------          ----------         ----------
TOTAL REVENUE                                                     90,987             80,426             191,707            173,982
                                                              ----------         ----------          ----------         ----------
COSTS OF REVENUE
     Disposed merchandise                                         39,185             33,274              83,066             74,702
                                                              ----------         ----------          ----------         ----------
NET REVENUE                                                       51,802             47,152             108,641             99,280
                                                              ----------         ----------          ----------         ----------
OPERATING EXPENSES
     Lending operations                                           32,984             31,256              66,990             63,391
     Cash advance loss provision                                   1,568                171               2,469                390
     Check cashing operations                                        328                278                 767                592
     Administration                                                6,962              6,082              14,459             12,663
     Depreciation and amortization                                 3,684              4,176               7,270              8,416
                                                              ----------         ----------          ----------         ----------
        Total operating expenses                                  45,526             41,963              91,955             85,452
                                                              ----------         ----------          ----------         ----------

INCOME FROM OPERATIONS                                             6,276              5,189              16,686             13,828
     Interest expense, net                                         2,070              2,578               4,313              5,416
     Loss (gain) from derivative valuation fluctuations               36               (106)                 72                366
                                                              ----------         ----------          ----------         ----------
Income from continuing operations before income taxes              4,170              2,717              12,301              8,046
     Provision for income taxes                                    1,488              1,149               4,416              3,245
                                                              ----------         ----------          ----------         ----------
INCOME FROM CONTINUING OPERATIONS                                  2,682              1,568               7,885              4,801

     Gain (loss) from discontinued operations                        800               (680)                800             (1,238)
                                                              ----------         ----------          ----------         ----------

NET INCOME                                                    $    3,482         $      888          $    8,685         $    3,563
                                                              ==========         ==========          ==========         ==========

Net income per share:
  Basic--
     Income from continuing operations                        $      .11         $      .06          $      .32         $      .19
     Gain (loss) from discontinued operations                        .03               (.03)                .03               (.05)
     Net income                                               $      .14         $      .04          $      .35         $      .14
  Diluted--
     Income from continuing operations                        $      .11         $      .06          $      .32         $      .19
     Gain (loss) from discontinued operations                        .03               (.03)                .03               (.05)
     Net income                                               $      .14         $      .04          $      .35         $      .14
Weighted average common shares outstanding:
  Basic                                                           24,447             24,656              24,483             24,653
  Diluted                                                         24,916             24,944              24,888             24,808

See notes to consolidated financial statements.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
SIX MONTHS ENDED JUNE 30, 2002 AND 2001

(In thousands, except share data)                                          (UNAUDITED)
-----------------------------------------------------------------------------------------------------------------------------

                                                                                                  ACCUMULATED       NOTES
                                          COMMON STOCK                                               OTHER       RECEIVABLE -
                                       ------------------  PAID IN    RETAINED   COMPREHENSIVE   COMPREHENSIVE      STOCK-
                                         SHARES    AMOUNT  SURPLUS    EARNINGS   INCOME (LOSS)   INCOME (LOSS)     HOLDERS
                                       ----------  ------  --------   --------   -------------   -------------   ------------
Balance at
    December 31, 2001                  30,235,164  $3,024  $127,821   $ 95,192                   $     (10,820)  $     (5,890)

    Comprehensive income:
        Net income                                                       8,685   $       8,685
        Other comprehensive
            income - Foreign
            currency translation
            adjustments                                                                  4,532           4,532
                                                                                 -------------

                 Comprehensive income                                            $      13,217
                                                                                 -------------

    Dividends declared--
        $.025 per share                                                   (614)

    Treasury shares purchased

    Stock options exercised                                      (8)

    Tax benefit from exercise
        of option shares                                          7

    Change in notes
        receivable - stockholders                                                                                        (157)
                                       ----------  ------  --------   --------                   -------------   ------------

Balance at
    June 30, 2002                      30,235,164  $3,024  $127,820   $103,263                   $      (6,288)  $     (6,047)
                                       ==========  ======  ========   ========                   =============   ============

Balance at
    December 31, 2000                  30,235,164  $3,024  $127,820   $102,326                   $      (8,487)  $     (5,755)

    Comprehensive loss:
        Net income                                                       3,563   $       3,563
        Other comprehensive
            loss - Foreign
            currency translation
            adjustments                                                                 (4,034)         (4,034)
                                                                                 -------------

                 Comprehensive loss                                              $        (471)
                                                                                 -------------

    Dividends declared--
        $.025 per share                                                   (612)

    Treasury shares purchased

    Treasury shares reissued                                    (13)

    Tax benefit from exercise
        of option shares                                          6

    Change in notes
        receivable - stockholders                                                                                         (68)
                                       ----------  ------  --------   --------                   -------------   ------------

Balance at
    June 30, 2001                      30,235,164  $3,024  $127,813   $105,277                   $     (12,521)  $     (5,823)
                                       ==========  ======  ========   ========                   =============   ============

                                             (UNAUDITED)
                                       -----------------------

                                           TREASURY STOCK
                                       -----------------------
                                         SHARES       AMOUNT
                                       ----------   ----------
Balance at
    December 31, 2001                   5,643,318   $  (40,896)

    Comprehensive income:
        Net income
        Other comprehensive
            income - Foreign
            currency translation
            adjustments


                 Comprehensive income


    Dividends declared--
        $.025 per share

    Treasury shares purchased             167,247       (1,225)

    Stock options exercised                (5,000)          36

    Tax benefit from exercise
        of option shares

    Change in notes
        receivable - stockholders
                                       ----------   ----------

Balance at
    June 30, 2002                       5,805,565   $  (42,085)
                                       ==========   ==========

Balance at
    December 31, 2000                   5,577,318   $  (40,470)

    Comprehensive loss:
        Net income
        Other comprehensive
            loss - Foreign
            currency translation
            adjustments


                 Comprehensive loss


    Dividends declared--
        $.025 per share

    Treasury shares purchased              18,936          (64)

    Treasury shares reissued              (13,250)          96

    Tax benefit from exercise
        of option shares

    Change in notes
        receivable - stockholders
                                       ----------   ----------

Balance at
    June 30, 2001                       5,583,004   $  (40,438)
                                       ==========   ==========

See notes to consolidated financial statements.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)                                                                                       (UNAUDITED)
-----------------------------------------------------------------------------------------------------------------------

                                                                                                  Six Months Ended
                                                                                                      June 30,
                                                                                                2002            2001
                                                                                             ----------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                                   $    8,685      $    3,563
Less: Gain (loss) from discontinued operations                                                      800          (1,238)
                                                                                             ----------      ----------
Income from continuing operations                                                                 7,885           4,801
Adjustments to reconcile income from continuing operations
     to net cash provided by continuing operating activities:
        Depreciation and amortization                                                             7,270           8,416
        Cash advance loss provision                                                               2,469             390
        Loss from derivative valuation fluctuations                                                  72             366
        Changes in operating assets and liabilities-
            Merchandise held for disposition                                                     13,708           4,848
            Finance and service charges receivable                                                  970             622
            Other receivables and prepaid expenses                                                1,635          (1,316)
            Accounts payable and accrued expenses                                               (10,409)           (698)
            Customer deposits, net                                                                  375             391
            Current income taxes                                                                 (2,467)          1,143
            Deferred taxes, net                                                                   3,347             343
                                                                                             ----------      ----------

               Net cash provided by operating activities of continuing operations                24,855          19,306
                                                                                             ----------      ----------

CASH FLOWS FROM INVESTING ACTIVITIES
     Loans forfeited and transferred to merchandise held for disposition                         60,792          62,997
     Loans and advances repaid or renewed                                                       149,862         140,343
     Loans and advances made, including loans renewed                                          (212,539)       (207,753)
                                                                                             ----------      ----------

               Net increase in loans and advances                                                (1,885)         (4,413)
                                                                                             ----------      ----------

     Acquisitions, net of cash acquired                                                          (1,044)           (452)
     Purchases of property and equipment                                                         (5,787)        (12,954)
     Proceeds from property insurance claim                                                          --             790
                                                                                             ----------      ----------

               Net cash used by investing activities of continuing operations                    (8,716)        (17,029)
                                                                                             ----------      ----------

CASH FLOWS FROM FINANCING ACTIVITIES
     Net (payments) borrowings under bank lines of credit                                        (8,816)          8,937
     Payments on notes payable and capital lease obligations                                     (8,920)         (5,005)
     Change in notes receivable - stockholders                                                       48             240
     Net proceeds from reissuance of treasury shares                                                 28             122
     Treasury shares purchased                                                                   (1,225)            (64)
     Dividends paid                                                                                (614)           (612)
                                                                                             ----------      ----------

               Net cash (used) provided by financing activities of continuing operations        (19,499)          3,618
                                                                                             ----------      ----------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                             516             (96)
                                                                                             ----------      ----------

CASH (USED) PROVIDED BY CONTINUING OPERATIONS                                                    (2,844)          5,799
NET CASH PROVIDED (USED) BY DISCONTINUED OPERATIONS                                               3,141          (3,737)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                                  6,394           4,626
                                                                                             ----------      ----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                   $    6,691      $    6,688
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

         In September 2001, the Company announced plans to exit the rent-to-own business in order to focus on its core business of lending activities. In June 2002, the Company sold the remaining assets of its rent-to-own business. The consolidated financial statements of the Company have been reclassified to reflect the disposal of the rental business segment. See Note 3.

         The financial statements as of June 30, 2002 and 2001, and for the three month and six month periods then ended are unaudited but, in management's opinion, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for such interim periods. Operating results for the three month and six month periods are not necessarily indicative of the results that may be expected for the full fiscal year.

         Certain amounts in the consolidated financial statements for the three month and six month periods ended June 30, 2001, have been reclassified to conform to the presentation format adopted in 2002. These reclassifications have no effect on the net income previously reported.

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

         Small consumer cash advances ("advances") provide customers with cash in exchange for a promissory note or other repayment agreement supported by that customer's check for the amount of the cash advanced plus a service fee. The Company holds the check for a short period, typically less than 17 days. To repay the advance, customers may redeem their checks by paying cash or they may allow the checks to be processed for collection. The Company accrues fees and finance charge revenue on advances on a constant yield basis ratably over the period of the advance. For those locations that offer small consumer cash advances from a third-party financial institution (the "Bank"), the Company receives an administrative service fee for services provided on the Bank's behalf. These fees are recorded in revenue when earned.

Check Cashing Operations o The Company records fees derived from its owned check cashing locations in the period in which the service is provided. Royalties derived from franchise locations are recorded on the accrual basis.

3. DISCONTINUED OPERATIONS

In September 2001, the Company adopted a formal plan to exit the rent-to-own business (the "Plan") in order to focus on its core business of lending activities. The Company's subsidiary, Rent-A-Tire, Inc. ("Rent-A-Tire"), offered new tires and wheels under a rent-to-own format to customers seeking an alternative to a direct purchase. The Company closed 21 Rent-A-Tire operating locations and held the remaining 22 locations for sale. In conjunction with the Plan, a pre-tax charge of $10,961,000 ($7,553,000 after income tax benefit) was recorded in the quarter ended September 30, 2001 to establish a reserve for the estimated loss on disposal of the rental business segment. This charge included a provision of $4,472,000 for operating losses subsequent to September 1, 2001, the effective date of the Plan, and a provision of $6,489,000 for the estimated loss on the sale of remaining assets.

         On June 14, 2002, the Company sold the assets of 22 Rent-A-Tire stores for proceeds of approximately $3,000,000 in cash. During the quarter ended June 30, 2002, the Company recorded a $1,214,000 ($800,000 after income tax) reduction in the original charge to the reserve, due to both a decrease in the Company's expected future operating lease obligations (net of sublease income) for closed stores and proceeds from the sale of assets in excess of the original estimate. The remaining balance of the reserve and the activity for the six month period ended June 30, 2002 is presented below (in thousands):

                                                                                Phase-Out
                                                                                 Period
                                                       Facility                 Operating   Loss on
                                           Inventory  Obligation   Workforce     Losses     Sale of
                                            Reserve     Costs      Reduction    (Income)     Assets      Total
                                           ---------  ----------   ---------    ---------   --------   --------
Reserve at December 31, 2001               $    140    $  2,044    $     25    $   (555)   $  6,439    $  7,953

Cash proceeds (expenditures), net                --        (161)         (8)        (43)      2,786       2,574

Non-cash write-offs/reductions                 (140)         --          --        (188)     (8,214)     (8,402)

Adjustments                                      --      (1,015)         26         786      (1,011)     (1,214)
                                           --------    --------    --------    --------    --------    --------

Reserve at June 30, 2002                   $     --    $    868    $     43    $     --    $     --    $    911
                                           ========    ========    ========    ========    ========    ========

         Under the terms of the asset sale agreement with the buyer, the Company's contingent obligation under certain operating leases for the premises related to the 22 Rent-A-Tire stores continues in the event that the buyer is unable to perform under the operating leases. The maximum aggregate potential obligation under these guarantees is approximately $1.5 million. This amount is reduced over time by the amounts paid on these operating leases by the buyer. In the event that the buyer fails to perform and the Company is required, as the guarantor, to make payments under these leases, the Company would seek to mitigate its losses by subleasing the properties.

         Pursuant to Accounting Principles Board Opinion No. 30 "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," the consolidated financial statements of the Company have been reclassified to reflect the disposal of the rental business segment. Accordingly, the revenues, costs and expenses, assets, and cash flows of Rent-A-Tire have been segregated in the consolidated balance sheets, consolidated statements of operations and consolidated statements of cash flows. The net operating results, net assets and net cash flows of this business segment have been reported as "discontinued operations" in the accompanying consolidated financial statements. The loss from discontinued operations does not include interest expense since debt was not assumed by the buyer.

4. SMALL CONSUMER CASH ADVANCES AND ALLOWANCE FOR LOSSES

Small consumer cash advances are generally offered for a term of 7 to 31 days, depending on the customer's next payday. In addition to the advances originated by the Company in some of its locations, advances are offered in other locations by a third-party financial institution (the "Bank"). Under the terms of the August 2001 amendment to the Company's agreement with the Bank, the Bank assigns each advance that remains unpaid after its maturity date to the Company at a discount from the amount owed by the borrower, and the Company undertakes the collection activity on the account.

         Balances associated with the Company's small consumer cash advance portfolio are included in "Other receivables and prepaid expenses" in the accompanying consolidated balance sheets. The balances outstanding at June 30, 2002 and 2001 were as follows (in thousands):

                                                           2002       2001
                                                         --------   --------

Originated by the Company
Active advances and fees outstanding                     $    881   $    546
Advances and fees in collection                               296        195
                                                         --------   --------
                           Subtotal                         1,177        741
                                                         --------   --------
Originated by the Bank
Active advances and fees outstanding                        4,463      1,348
Advances and fees in collection                             1,849        659
                                                         --------   --------
                           Subtotal                         6,312      2,007
                                                         --------   --------
Combined gross portfolio                                    7,489      2,748
Less:  Elimination of advances owned by the Bank            4,463      2,007
Less:  Discount on advances assigned by the Bank              272         --
                                                         --------   --------
Company advances outstanding before allowance               2,754        741
Less:  Allowance for losses                                 1,324        138
                                                         --------   --------
Net advances and fees outstanding                        $  1,430   $    603
                                                         ========   ========

Changes in the allowance for losses for the periods ended June 30, follow (in thousands):

                                      Three Months Ended        Six Months Ended
                                            June 30,                June 30,
                                      --------------------    --------------------
                                        2002        2001        2002        2001
                                      --------    --------    --------    --------

Balance at beginning of period        $    495    $    249    $    711    $    243
Provision for loan losses                1,568         171       2,469         390
Charge-offs                             (1,213)       (305)     (2,910)       (525)
Recoveries                                 474          23       1,054          30
                                      --------    --------    --------    --------
Balance at end of period              $  1,324    $    138    $  1,324    $    138
                                      ========    ========    ========    ========

5. WEIGHTED AVERAGE SHARES

The reconciliation of basic and diluted weighted average common shares outstanding for the periods ended June 30, follows (in thousands):

                                                                  Three Months Ended         Six Months Ended
                                                                       June 30,                  June 30,
                                                                 ---------------------     ---------------------
                                                                   2002         2001         2002         2001
                                                                 --------     --------     --------     --------

Weighted average shares - Basic                                    24,447       24,656       24,483       24,653
Effect of shares applicable to stock option plans                     403          228          335           91
Effect of shares applicable to nonqualified savings plan               66           60           70           64
                                                                 --------     --------     --------     --------
Weighted average shares - Diluted                                  24,916       24,944       24,888       24,808
                                                                 ========     ========     ========     ========

6. ACQUISITIONS

During the six months ended June 30, 2002, the Company acquired two U.S. pawnshops in purchase transactions for an aggregate cash consideration of $1,044,000. The excess of the aggregate purchase price over the aggregate fair market value of assets acquired was approximately $555,000.

7. GOODWILL AND OTHER INTANGIBLE ASSETS - ADOPTION OF SFAS 142

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

         The Company adopted the provisions of SFAS No. 142 on January 1, 2002 and completed the first step of the two-step impairment test during the quarter ended June 30, 2002. Based on the results of this test, Management determined there was no impairment as of January 1, 2002.

Goodwill o The changes in the carrying value of goodwill for the six months ended June 30, 2002, follows (in thousands):

                                                    Lending
                                       ----------------------------------
                                        United                                 Check
                                        States      Foreign       Total       Cashing    Consolidated
                                       --------     --------     --------     --------   ------------

Balance as of January 1, 2002,
  net of amortization of $24,224       $ 59,050     $ 12,453     $ 71,503     $  5,183     $ 76,686

Acquired goodwill                           555           --          555           --          555

Foreign translation impact                   --          886          886           --          886
                                       --------     --------     --------     --------     --------

Balance as of June 30, 2002            $ 59,605     $ 13,339     $ 72,944     $  5,183     $ 78,127
                                       ========     ========     ========     ========     ========

Transitional Disclosures o Net income and net income per share excluding the after-tax effect of amortization expense related to goodwill for the periods ended June 30, were as follows (in thousands, except per share amounts; due to rounding, per share amounts may not total):

                                            Three Months Ended              Six Months Ended
                                                 June 30,                      June 30,
                                         -------------------------     -------------------------
                                            2002           2001           2002            2001
                                         ----------     ----------     ----------     ----------

Reported net income                      $    3,482     $      888     $    8,685     $    3,563
Add back: Goodwill amortization                  --            642             --          1,287
                                         ----------     ----------     ----------     ----------
Adjusted net income                      $    3,482     $    1,530     $    8,685     $    4,850
                                         ==========     ==========     ==========     ==========

Basic net income per share:
Reported net income                      $      .14     $      .04     $      .35     $      .14
Add back: Goodwill amortization                  --            .03             --            .05
                                         ----------     ----------     ----------     ----------
Adjusted net income                      $      .14     $      .06     $      .35     $      .20
                                         ==========     ==========     ==========     ==========

Diluted net income per share:
Reported net income                      $      .14     $      .04     $      .35     $      .14
Add back: Goodwill amortization                  --            .03             --            .05
                                         ----------     ----------     ----------     ----------
Adjusted net income                      $      .14     $      .06     $      .35     $      .20
                                         ==========     ==========     ==========     ==========

Acquired Intangible Assets o Acquired intangible assets that are subject to amortization as of June 30, 2002 are as follows (in thousands):

                                    Gross     Accumulated
                                    Amount    Amortization      Net
                                   --------   ------------    --------
Noncompetition agreements          $  3,051     $ (2,372)     $    679
Other                                   131          (64)           67
                                   --------     --------      --------
Total                              $  3,182     $ (2,436)     $    746
                                   ========     ========      ========

Noncompetition agreements are amortized over the applicable period of the contract.

Amortization o Amortization expense for the acquired intangible assets above is as follows (in thousands):

Actual amortization expense
       For the three months ended June 30, 2002                                              $ 124
       For the six months ended June 30, 2002                                                  278

Estimated amortization expense For the years ended December 31,:

                                                               2002                          $ 478
                                                               2003                            188
                                                               2004                             84
                                                               2005                             81
                                                               2006                             76

8. LONG-TERM DEBT

The Company's long-term debt instruments and balances outstanding at June 30, 2002 and 2001 were as follows (in thousands):

                                                          2002           2001
                                                       ----------     ----------

U.S. Line of Credit up to $150,000
   due June 30, 2003                                   $   95,000     $   96,500
Multi-currency Line of Credit up to L.20,000
   due April 30, 2003                                      10,054             --
U.K. Line of Credit up to L.15,000
   due April 30, 2002                                          --          4,954
Swedish Line of Credit up to
   SEK 185,000                                                 --          7,000
Swedish Line of Credit up to
   SEK 30,000                                                  --            325
8.33% senior unsecured notes due 2003                       4,286          8,571
8.14% senior unsecured notes due 2007                      20,000         20,000
7.10% senior unsecured notes due 2008                      25,714         30,000
6.25% subordinated unsecured notes due 2004                   300            400
Capital lease obligations payable                              --          5,061
                                                       ----------     ----------
                                                          155,354        172,811
Less current portion                                        8,671         10,194
                                                       ----------     ----------
   Total long-term debt                                $  146,683     $  162,617
                                                       ==========     ==========

During August 2002, the Company issued $42,500,000 of 7.20% senior unsecured notes, due August 2009. The notes are payable in five equal annual payments beginning August 2005. The Company also refinanced its U.S. line of credit during August 2002, with a $90,000,000 senior unsecured revolving line of credit maturing August 2005. Interest on the line of credit will be charged at the Company's option at either LIBOR (1.875% at June 30, 2002) plus a margin or at the Agent's base rate. The margin on the line of credit varies from 1.25% to 2.50%, depending on the Company's ratio of indebtedness to cash flow as defined in the agreement. Net proceeds received under these agreements will be used to reduce existing indebtedness, and for general corporate purposes. The Company is in compliance with all covenants or other requirements set forth in the debt agreements.

         The Company has received a commitment to extend its multi-currency line of credit for one year to April 30, 2004. The terms of this line of credit remain essentially unchanged, with the exception of a reduction in the maximum amount to (pound)15,000,000 (approximately $23.0 million at June 30, 2002) from (pound)20,000,000 (approximately $30.6 million at June 30, 2002).

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

         Information concerning the segments is set forth below (in thousands):

                                                      Lending
                                     ----------------------------------------
                                       United                                       Check
                                       States         Foreign        Total         Cashing      Consolidated
                                     ----------     ----------     ----------     ----------    ------------

Three Months Ended
June 30, 2002:

     Total revenue                   $   80,965     $    9,196     $   90,161     $      826     $   90,987

     Income from operations               3,782          2,296          6,078            198          6,276

     Total assets at June 30            274,157         80,302        354,459          7,861        362,320

Three Months Ended
June 30, 2001:

     Total revenue                       72,230          7,387         79,617            809         80,426

     Income from operations               3,001          2,055          5,056            133          5,189

     Total assets at June 30            272,917         70,493        343,410          9,079        352,489

Six Months Ended
June 30, 2002:

     Total revenue                      172,399         17,362        189,761          1,946        191,707

     Income from operations              11,751          4,395         16,146            540         16,686

Six Months Ended
June 30, 2001:

     Total revenue                      156,949         15,225        172,174          1,808        173,982

     Income from operations               9,289          4,122         13,411            417         13,828

10. LITIGATION

The Company is party to a number of lawsuits arising in the normal course of business. In the opinion of management, the resolution of these matters will not have a material adverse effect on the Company's financial position, results of operations or liquidity.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

SUMMARY CONSOLIDATED FINANCIAL DATA

SECOND QUARTER ENDED JUNE 30, 2002 vs. SECOND QUARTER ENDED JUNE 30, 2001
--------------------------------------------------------------------------------
(Dollars in thousands)

     The following table sets forth selected consolidated financial data with respect to the Company and its lending and check cashing operations as of June 30, 2002 and 2001, and for the three months then ended.

                                                                                2002             2001           Change
                                                                             ----------       ----------       ---------
REVENUE
     Finance and service charges                                             $   27,456       $   27,442              --
     Proceeds from disposition of merchandise                                    58,279           51,179              14%
     Cash advance fees                                                            4,184              802             422%
     Check cashing royalties and fees                                             1,068            1,003               6%
                                                                             ----------       ----------       ---------
TOTAL REVENUE                                                                    90,987           80,426              13%
                                                                             ----------       ----------       ---------
COSTS OF REVENUE
     Disposed merchandise                                                        39,185           33,274              18%
                                                                             ----------       ----------       ---------
NET REVENUE                                                                  $   51,802       $   47,152              10%
                                                                             ==========       ==========       =========
OTHER DATA
  CONSOLIDATED OPERATIONS:
     Net revenue contribution by source--
         Finance and service charges                                               53.0%            58.2%             (9)%
         Margin on disposition of merchandise                                      36.9%            38.0%             (3)%
         Cash advance fees                                                          8.1%             1.7%            376%
         Check cashing royalties and fees                                           2.0%             2.1%             (5)%
     Expenses as a percentage of net revenue--
         Operations and administration                                             77.7%            79.8%             (3)%
         Cash advance loss provision                                                3.0%              .4%            650%
         Depreciation and amortization                                              7.1%             8.9%            (20)%
         Interest, net                                                              4.0%             5.5%            (27)%
     Income from operations as a percentage of total revenue                        6.9%             6.5%              6%
LENDING OPERATIONS:
  PAWN LOANS
     Annualized yield on pawn loans                                                97.4%            96.0%              1%
     Average pawn loan balance outstanding                                   $  113,097       $  114,141              (1)%
     Average pawn loan balance per average location in operation             $      248       $      249              --
     Average pawn loan amount at end of period (not in thousands)            $      100       $       94               6%
     Margin on disposition of merchandise as a percentage
       of proceeds from disposition of merchandise                                 32.8%            35.0%             (6)%
     Average annualized merchandise turnover                                        3.0x             2.5x              20%
     Average merchandise held for disposition balance
       per average location                                                  $      115       $      115              --

  SMALL CONSUMER CASH ADVANCES
     Total amount of advances written(a)                                     $   26,347       $    8,154             223%
     Number of advances written (not in thousands)(a)                            94,037           33,522             181%
     Average advance amount written (not in thousands)(a)                    $      280       $      243              15%
     Average number of locations offering advances (not in thousands)(a)            391              352              11%
     Combined advances outstanding(a)                                        $    7,489       $    2,748             173%
     Advances outstanding before allowance for losses(b)                     $    2,754       $      741             272%

  Owned locations in operation--
       Beginning of period                                                          459              460
         Acquired                                                                    --                1
         Combined or closed                                                          (5)              (3)
       End of period                                                                454              458              (1)%
  Additional franchise locations at end of period                                    13               15             (13)%
  Total locations at end of period                                                  467              473              (1)%
  Average number of owned locations in operation                                    456              459              (1)%
CHECK CASHING OPERATIONS:
     Check cashing royalties and fees                                        $      826       $      809               2%

     Franchised and owned check cashing centers--
        Face amount of checks cashed                                         $  249,778       $  230,689               8%
        Gross fees collected                                                 $    3,470       $    3,144              10%
        Average check cashed (not in thousands)                              $      333       $      324               3%
        Centers in operation at end of period                                       135              135              --
        Average centers in operation for the period                                 135              133               2%

----------

(a) Includes advances made by the Company and advances made by a third-party financial institution.

(b)  Amounts recorded in the Company's consolidated financial statements.

SIX MONTHS ENDED JUNE 30, 2002 vs. SIX MONTHS ENDED JUNE 30, 2001
--------------------------------------------------------------------------------
(Dollars in thousands)

     The following table sets forth selected consolidated financial data with respect to the Company and its lending and check cashing operations as of June 30, 2002 and 2001, and for the six months then ended.

                                                                                2002             2001            Change
                                                                             ----------       ----------       ----------
REVENUE
     Finance and service charges                                             $   56,276       $   56,407               --
     Proceeds from disposition of merchandise                                   125,313          113,963               10%
     Cash advance fees                                                            7,746            1,427              443%
     Check cashing royalties and fees                                             2,372            2,185                9%
                                                                             ----------       ----------       ----------
TOTAL REVENUE                                                                   191,707          173,982               10%
                                                                             ----------       ----------       ----------
COSTS OF REVENUE
     Disposed merchandise                                                        83,066           74,702               11%
                                                                             ----------       ----------       ----------
NET REVENUE                                                                  $  108,641       $   99,280                9%
                                                                             ==========       ==========       ==========
OTHER DATA
  CONSOLIDATED OPERATIONS:
     Net revenue contribution by source--
         Finance and service charges                                               51.8%            56.8%              (9)%
         Margin on disposition of merchandise                                      38.9%            39.5%              (2)%
         Cash advance fees                                                          7.1%             1.5%             373%
         Check cashing royalties and fees                                           2.2%             2.2%              --
     Expenses as a percentage of net revenue--
         Operations and administration                                             75.7%            77.2%              (2)%
         Cash advance loss provision                                                2.3%              .4%             475%
         Depreciation and amortization                                              6.7%             8.5%             (21)%
         Interest, net                                                              4.0%             5.5%             (27)%
     Income from operations as a percentage of total revenue                        8.7%             7.9%              10%
LENDING OPERATIONS:
  PAWN LOANS
     Annualized yield on pawn loans                                               100.7%            99.5%               1%
     Average pawn loan balance outstanding                                   $  112,664       $  114,345               (1)%
     Average pawn loan balance per average location in operation             $      246       $      249               (1)%
     Margin on disposition of merchandise as a percentage
       of proceeds from disposition of merchandise                                 33.7%            34.5%              (2)%
     Average annualized merchandise turnover                                        3.0x             2.7x              10%
     Average merchandise held for disposition balance
       per average location                                                  $      123       $      119                3%

  SMALL CONSUMER CASH ADVANCES
     Total amount of advances written(a)                                     $   48,035       $   14,006              243%
     Number of advances written (not in thousands)(a)                           170,509           60,561              182%
     Average advance amount written (not in thousands)(a)                    $      282       $      231               22%
     Average number of locations offering advances (not in thousands)(a)            391              345               13%

  Owned locations in operation--
       Beginning of period                                                          460              463
         Acquired                                                                     2                1
         Start-ups                                                                   --                1
         Combined or closed                                                          (8)              (7)
       End of period                                                                454              458               (1)%
  Additional franchise locations at end of period                                    13               15              (13)%
  Total locations at end of period                                                  467              473               (1)%
  Average number of owned locations in operation                                    458              460               --
CHECK CASHING OPERATIONS:
     Check cashing royalties and fees                                        $    1,946       $    1,808                8%

     Franchised and owned check cashing centers--
        Face amount of checks cashed                                         $  545,723       $  503,666                8%
        Gross fees collected                                                 $    7,918       $    7,166               10%
        Average check cashed (not in thousands)                              $      366       $      350                5%
        Centers in operation at end of period                                       135              135               --
        Average centers in operation for the period                                 135              133                2%

----------

(a) Includes advances made by the Company and advances made by a third-party financial institution.

(b)  Amounts recorded in the Company's consolidated financial statements.

GENERAL
--------------------------------------------------------------------------------

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

         As of June 30, 2002, the Company's lending operations consisted of 467 lending units (454 owned units and 13 franchised units in 18 states in the United States, 45 jewelry-only units in the United Kingdom, and 11 loan-only and primarily jewelry-only units in Sweden). The number of owned lending locations declined by 9 during the 18 months ended June 30, 2002 as the Company acquired 7 operating units, established 2 locations, and combined or closed 18 locations. In addition, one franchise unit was opened and 4 units were closed.

         As of June 30, 2002, Mr. Payroll operated 128 franchised and 7 company owned manned check cashing centers in 20 states.

         In September 2001, the Company announced plans to exit the rent-to-own business in order to focus on its core business of lending activities. In June 2002, the Company sold the remaining assets of its rent-to-own business. See
Note 3 of Notes to Consolidated Financial Statements.

RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

SECOND QUARTER ENDED JUNE 30, 2002, COMPARED TO THE
SECOND QUARTER ENDED JUNE 30, 2001

CONSOLIDATED NET REVENUE. Consolidated net revenue increased $4.7 million, or 10.0%, to $51.8 million during the second quarter ended June 30, 2002 (the "current quarter") from $47.1 million during the second quarter ended June 30, 2001 (the "prior year quarter"). The following table sets forth net revenue results by operating segment for the three month periods ended June 30 ($ in millions):

                               2002       2001      Increase (decrease)
                              ------     ------     ------------------
Domestic lending              $ 44.3     $ 40.5     $  3.8        9.4%
Foreign lending                  6.7        5.8        0.9       15.5%
                              ------     ------     ------     ------
     Total lending              51.0       46.3        4.7       10.1%
Check cashing                     .8         .8         --         --%
                              ------     ------     ------     ------

Consolidated                  $ 51.8     $ 47.1     $  4.7       10.0%
                              ======     ======     ======     ======

         The Company's domestic lending operations generated the majority of the increase in consolidated net revenue. Higher disposition of merchandise and higher revenue from the Company's small consumer cash advance product accounted for the increase in net revenue.

         The components of net revenue are finance and service charges from pawn loans, which remained unchanged; net revenue from the disposition of merchandise, which increased $1.2 million; cash advance fees, which increased $3.4 million; and check cashing fees and royalties, which increased $.1 million. Management believes that the trend of higher cash advance fees will continue during 2002 as customers may choose to use both pawn and cash advance products. This will likely cause a more moderate increase, or potentially a decrease, in finance and service charges in 2002 that should be offset by higher cash advance fees.

FINANCE AND SERVICE CHARGES. The following is a summary of finance and service charges related to pawn loans by operating segment for the three months ended June 30 ($ in millions):

                         2002         2001         Increase (decrease)
                       --------     --------     -----------------------
Domestic lending       $   21.7     $   22.2     $    (.5)         (2.2)%
Foreign lending             5.7          5.2           .5           9.6%
                       --------     --------     --------      --------

     Total             $   27.4     $   27.4     $     --            --%
                       ========     ========     ========      ========

         Variations in finance and service charges on pawn loans are caused by changes in the average balance of pawn loans outstanding, the annualized yield of the pawn loan portfolio, and the effects of translation of foreign currency amounts into United States dollars. The following table demonstrates how each of these factors affected the total change in finance and service charges on pawn loans ($ in millions):

                       Average                  Total Before
                       Balance        Loan         Foreign       Foreign
                     Outstanding      Yield      Translation   Translation     Total
                     -----------     --------    -----------   -----------   --------
Domestic lending       $   (1.1)     $     .6     $    (.5)     $     --     $    (.5)
Foreign lending              .1            .2           .3            .2           .5
                       --------      --------     --------      --------     --------

     Total             $   (1.0)     $     .8     $    (.2)     $     .2     $     --
                       ========      ========     ========      ========     ========

         Excluding the favorable impact of foreign currency translation adjustments, the company-wide average balance of pawn loans outstanding was 2.6% lower during the current quarter than the prior year quarter. On a segment basis, the average balances of pawn loans were 5.2% lower and 2.2% higher for the domestic and foreign lending operations, respectively. The decrease in the average balance of domestic pawn loans outstanding was driven by a 6.4% decline in the average number of pawn loans outstanding during the current quarter, partially offset by a 1.4% increase in the average amount per loan. Management believes that the decrease in the number of domestic pawn loans was partly attributable to some customers choosing to satisfy their short-term borrowing needs through a cash advance instead of through a pawn loan. Also, pawn loan balances at the beginning of the current quarter were lower on a year-over-year basis due to larger than usual per capita tax refunds believed to have been received by pawn loan customers in the first quarter of 2002. Management believes that this trend will continue throughout the remainder of 2002. The average balance of pawn loans outstanding denominated in their local currencies increased 6.9% and decreased 4.9% in the United Kingdom and Sweden, respectively. Foreign loan demand was mixed as the average number of pawn loans outstanding in the United Kingdom and Sweden increased 4.5% and decreased 7.2%, respectively. Average amounts per loan were higher for both the United Kingdom and Sweden by 2.3% and 2.5%, respectively.

         Excluding the favorable impact of foreign currency translation adjustments, the consolidated annualized loan yield, which represents the blended result derived from the distinctive loan yields realized from operations in the three countries, was 98.4% in the current year quarter, compared to 96.4% in the prior year quarter. There was an increase in the domestic annualized loan yield to 122.8% for the current year quarter, compared to 119.5% for the prior year quarter. A slightly higher concentration of extended or renewed loans in the portfolio and higher redemption rates have contributed to the higher domestic yield. The blended yield on average foreign pawn loans outstanding increased to 55.5% in the current year quarter compared to 52.7% in the prior year quarter. The increase in the blended foreign yield was caused by a combination of higher loan redemption rates and higher yield on the disposition of unredeemed collateral at auction.

         Foreign source finance and service charges increased $.2 million in the current quarter due to favorable currency translation adjustments resulting from the weakening of the United States dollar against the British pound and Swedish kronor. The weighted average exchange rates used for translating earnings into United States dollars for the pound and kronor were 3.0% and 4.7% higher, respectively, during the current quarter compared to the prior year quarter. Management anticipates a continued favorable translation adjustment for both the pound and the kronor for the remainder of 2002.

NET REVENUE FROM THE DISPOSITION OF MERCHANDISE. Net revenue from the disposition of merchandise represents the proceeds received from the disposition of merchandise in excess of the cost of merchandise sold. The combination of a 13.9% increase in proceeds offset by slightly lower margins resulted in a $1.2 million, or 6.6%, increase in net revenue from the disposition of merchandise. The following table summarizes by operating segment the change in the proceeds from the disposition of merchandise and the related net margin for the current quarter compared to the prior year quarter ($ in millions):

                                   Increase (decrease)
                       ------------------------------------------
                       Disposition    %           Net        %
                         Proceeds   Change      Margin     Change
                       -----------  ------      ------     ------
Domestic lending         $  5.9       12.0%     $   .9        5.3%
Foreign lending             1.2       58.8%         .3       57.1%
                         ------     ------      ------     ------
     Total               $  7.1       13.9%     $  1.2        6.6%
                         ======     ======      ======     ======

         Proceeds from the disposition of merchandise were $7.1 million, or 13.9%, higher than in the prior year quarter, primarily due to an increase in volume of items sold and an increase in the disposition of scrap gold jewelry. The consolidated merchandise turnover rate increased to 3.0 times during the current quarter as compared to 2.5 times during the prior year quarter, and the margin on disposition of merchandise decreased to 32.8% in the current quarter from 35.0% in the prior year quarter. Excluding the effect of the disposition of scrap jewelry, the margin on disposition of merchandise decreased slightly to 36.7% in the current quarter from 37.2% in the prior year quarter due to lower average proceeds of merchandise sold. The margin on disposition of scrap jewelry was 12.1% in the current quarter compared to 9.0% in the prior year quarter due to the prevailing higher price of gold which resulted in a higher settlement price per ounce.

CASH ADVANCE FEES. Cash advance fees increased $3.4 million to $4.2 million in the current quarter as compared to $.8 million in the prior year quarter. The increase resulted from higher demand for the small consumer cash advance product that the Company began offering and promoting in 2000. The product was available in 390 domestic lending units at June 30, 2002, including 321 units that offer the product on behalf of a third-party financial institution (the "Bank"), which pays the Company a fee for its administrative services. Cash advance fees includes revenue from the advance portfolio owned by the Company and fees for administrative services performed for the Bank. (Although these cash advance transactions may take the form of loans or deferred check deposit transactions, the transactions are referred to throughout this discussion as "advances" for convenience.)

         Advances written increased $18.2 million to $26.3 million in the current quarter from $8.1 million in the prior year quarter. The $26.3 million in advances written in the current quarter includes $22.4 million extended to customers by the Bank. The average amount per advance increased to $280 from $243 and the combined portfolio of advances generated $4.6 million in revenue during the current quarter compared to $1.2 million in the prior year quarter. The outstanding combined Company and Bank portfolio of short-term advances increased $4.8 million to $7.5 million at June 30, 2002 from $2.7 million at June 30, 2001. Included in these amounts are $2.7 million and $.7 million for 2002 and 2001, respectively, that are included in the Company's consolidated balance sheets. An allowance for losses of $1.3 million and $.1 million has been provided in the consolidated financial statements for June 30, 2002 and 2001, respectively, which offsets the outstanding advance amounts. The net balance is carried in "Other receivables and prepaid expenses" on the consolidated balance sheets.

CHECK CASHING ROYALTIES AND FEES. Check cashing revenue remained unchanged for both Mr. Payroll and the United Kingdom operations in the current quarter at $.8 million and $.2 million, respectively.

OPERATIONS AND ADMINISTRATION EXPENSES. Consolidated operations and administration expense as a percentage of net revenue was 77.7% in the current quarter compared to 79.8% in the prior year quarter. These expenses increased $2.6 million, or 7.1%, in the current quarter compared to the prior year quarter. Domestic lending expenses increased $2.1 million, primarily as a result of higher health insurance costs and higher incentive expenses associated with the improvement in operating results. Foreign lending operations expenses increased $.6 million primarily due to an increase in the number of locations in the United Kingdom. Mr. Payroll's expenses remained unchanged.

CASH ADVANCE LOSS PROVISION. Cash advance loss provision for domestic lending operations increased $1.4 million to $1.6 million in the current quarter as compared to $.2 million in the prior year quarter due to the increase in the size of the portfolio. The Company's cash advance product primarily services a customer base of non-prime borrowers. The Company maintains an allowance for losses on its advances at a level estimated to be adequate to absorb future credit losses inherent in the outstanding advance portfolio. The cash advance loss provision is utilized to increase the allowance carried against the outstanding receivables portfolio. In addition to the advances originated by the Company in some of its locations, advances are offered in other locations by a third-party financial institution (the "Bank"). Under the terms of the August 2001 amendment to the Company's agreement with the Bank, the Bank assigns each advance that remains unpaid after its maturity date to the Company at a discount from the amount owed by the borrower and the Company undertakes the collection activity on the account. One of the reasons for this practice is to benefit from the use of the Company's collections resources and proficiency. As a result, future losses on cash advances assigned to the Company that prove uncollectible are the sole responsibility of the Company. Therefore, when establishing the Company's overall allowance for losses, management includes estimates for these cash advance losses, while active in the Bank's portfolio, at a level estimated to be adequate to absorb credit losses. Loss provision as a percentage of cash advance fees increased to 37.5% in the current quarter from 21.3% in the prior year quarter. This increase reflects the changes made to the Company's agreement with the Bank in August 2001. While the new agreement provided for a higher administrative fee, the cash advance loss provision increased as the Company began providing for estimated losses on active advances and advances assigned to the Company for collection.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense as a percentage of net revenue was 7.1% in the current quarter compared to 8.9% in the prior year quarter. Total depreciation and amortization expenses decreased $.5 million, or 11.8%. Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets". Under SFAS No. 142, the Company ceased amortizing all goodwill and other intangible assets having an indefinite useful life. See Note 7 of Notes to Consolidated Financial Statements. A $.8 million decline in amortization due to the adoption of SFAS 142 was partially offset by an increase in depreciation expense associated with the reconstruction of the Company's corporate headquarters that was severely damaged by a tornado in March 2000.

INTEREST EXPENSE. Net interest expense as a percentage of net revenue declined to 4.0% in the current quarter from 5.5% in the prior year quarter. The amount decreased a net $.5 million, or 19.7%, due to the effect of lower blended borrowing costs accompanied by a 2.9% reduction in the Company's average debt balance. The effective blended borrowing cost decreased to 5.2% in the current quarter from 6.2% in the prior year quarter. The average amount of debt outstanding decreased during the current quarter to $161.0 million from $165.8 million during the prior year quarter.

LOSS FROM DERIVATIVE VALUATION FLUCTUATIONS. Effective January 1, 2001, the Company implemented SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" and its corresponding amendments under SFAS No. 138. The adjustments to fair values of interest rate cap agreements during the current quarter resulted in a slight loss compared to a gain of $.1 million in the prior year quarter.

INCOME TAXES. The Company's effective tax rate for the quarter ended June 30, 2002 was 35.7% as compared to 42.3% for the quarter ended June 30, 2001. Excluding goodwill amortization and the related tax effects in the prior year quarter, the Company's comparable consolidated effective tax rate was 36.2% for the prior year quarter.

--------------------------------------------------------------------------------

SIX MONTHS ENDED JUNE 30, 2002, COMPARED TO THE
SIX MONTHS ENDED JUNE 30, 2001

CONSOLIDATED NET REVENUE. Consolidated net revenue increased $9.3 million, or 9.4%, to $108.6 million during the six months ended June 30, 2002 (the "current period") from $99.3 million during the six months ended June 30, 2001 (the "prior year period"). The following table sets forth net revenue results by operating segment for the six month periods ended June 30 ($ in millions):

                           2002         2001         Increase (decrease)
                         --------     --------     ----------------------
Domestic lending         $   93.6     $   85.7     $    7.9          9.2%
Foreign lending              13.1         11.8          1.3         11.0%
                         --------     --------     --------     --------
     Total lending          106.7         97.5          9.2          9.4%
Check cashing                 1.9          1.8           .1          5.6%
                         --------     --------     --------     --------

Consolidated             $  108.6     $   99.3     $    9.3          9.4%
                         ========     ========     ========     ========

         The Company's domestic lending operations generated the majority of the increase in consolidated net revenue. Higher disposition of merchandise and higher revenue from the Company's small consumer cash advance product accounted for this increase.

         Finance and service charges from pawn loans decreased $.1 million; net revenue from the disposition of merchandise increased $3.0 million; cash advance fees increased $6.3 million; and check cashing fees and royalties increased $.1 million. Management believes that the trend of higher cash advance fees will continue during 2002 as customers may choose to use both pawn and cash advance products. This will likely cause a more moderate increase, or potentially a decrease, in finance and service charges for the remainder of 2002 that should be offset by higher cash advance fees.

FINANCE AND SERVICE CHARGES. The following is a summary of finance and service charges related to pawn loans by operating segment for the six months ended June 30 ($ in millions):

                           2002         2001         Increase (decrease)
                         --------     --------     -----------------------
Domestic lending         $   45.0     $   45.8     $    (.8)         (1.7)%
Foreign lending              11.3         10.6           .7           6.6%
                         --------     --------     --------      --------

     Total               $   56.3     $   56.4     $    (.1)          (.2)%
                         ========     ========     ========      ========

         The following table demonstrates how each of these factors affected the total change in finance and service charges on pawn loans ($ in millions):

                                  Average                         Total Before
                                  Balance             Loan          Foreign          Foreign
                                Outstanding          Yield        Translation       Translation        Total
                                -----------         --------      ------------      -----------       --------
Domestic lending                  $   (1.5)         $     .7         $    (.8)       $     --         $    (.8)
Foreign lending                         .3                .4               .7              --               .7
                                  --------          --------         --------        --------         --------

     Total                        $   (1.2)         $    1.1         $    (.1)       $     --         $    (.1)
                                  ========          ========         ========        ========         ========

         Excluding the effects of foreign currency translation adjustments, the company-wide average balance of pawn loans outstanding was 1.6% lower during the current period than the prior year period. On a segment basis, the average balances of pawn loans were 3.3% lower and

1.4% higher for the domestic and foreign lending operations, respectively. The decrease in the average balance of domestic pawn loans outstanding was driven by a 4.1% decline in the average number of pawn loans outstanding during the current period, partially offset by a .8% increase in the average amount per loan. Management believes that the decrease in the number of domestic pawn loans was partly attributable to some customers choosing to satisfy their short-term borrowing needs through a cash advance instead of through a pawn loan and also due to larger than usual per capita tax refunds believed to have been received by pawn loan customers in the first quarter of 2002. Management believes that this trend will continue throughout the remainder of 2002. The average balance of pawn loans outstanding denominated in their local currencies increased 5.7% and decreased 4.9% in the United Kingdom and Sweden, respectively. Foreign loan demand was mixed as the average number of pawn loans outstanding in the United Kingdom and Sweden increased 3.5% and decreased 6.9%, respectively. Average amounts per loan were 2.1% higher for both the United Kingdom and Sweden.

         Excluding the effects of foreign currency translation adjustments, the consolidated annualized loan yield was 100.9% in the current year period, compared to 99.5% in the prior year period. There was an increase in the domestic annualized loan yield to 127.2% for the current year period, compared to 125.2% for the prior year period. A slightly higher concentration of extended or renewed loans in the portfolio and higher redemption rates have contributed to the higher domestic loan yield. The blended yield on average foreign pawn loans outstanding increased to 55.4% in the current year period compared to 52.6% in the prior year period. The increase in the blended foreign yield was caused by a combination of higher loan redemption rates and higher yield on the disposition of unredeemed collateral at auction.

         While foreign source finance and service charges were not significantly impacted during the current period by currency translation adjustments, based on current trends in exchange rates Management anticipates a favorable translation adjustment for both the British pound and the Swedish kronor for the remainder of 2002. The weighted average exchange rates used for translating earnings into United States dollars for the pound and the kronor were .6% higher and .9% lower, respectively, during the current period compared to the prior year period.

NET REVENUE FROM THE DISPOSITION OF MERCHANDISE. The combination of increased proceeds and a slightly higher margin resulted in a $3.0 million, or 7.6%, increase in net revenue from the disposition of merchandise. The following table summarizes by operating segment the change in the proceeds from the disposition of merchandise and the related net margin for the current period compared to the prior year period ($ in millions):

                                                 Increase (decrease)
                           --------------------------------------------------------------
                           Disposition           %                Net               %
                             Proceeds          Change            Margin           Change
                           -----------        --------          --------         --------
Domestic lending             $    9.9              9.1%         $    2.4              6.3%
Foreign lending                   1.4             33.1%               .6             71.5%
                             --------         --------          --------         --------
     Total                   $   11.3             10.0%         $    3.0              7.6%
                             ========         ========          ========         ========

         Proceeds from the disposition of merchandise were $11.3 million, or 10.0%, higher than in the prior year period, primarily due to an increase in volume of items sold and an increase in the disposition of scrap gold jewelry. The consolidated merchandise turnover rate increased to 3.0 times during the current period as compared to 2.7 times during the prior year period, and the margin on disposition of merchandise decreased to 33.7% in the current period from 34.5% in the prior year period. Excluding the effect of the disposition of scrap jewelry, the margin on disposition of merchandise remained virtually unchanged at 36.3% in the current period compared to 36.4% in the prior year period. The margin on disposition of scrap jewelry was 14.1% in the current period compared to 6.9% in the prior year period due to the prevailing higher price of gold which resulted in a higher settlement price per ounce.

CASH ADVANCE FEES. Cash advance fees increased $6.3 million to $7.7 million in the current period as compared to $1.4 million in the prior year period. The increase resulted from higher demand for the small consumer cash advance product that the Company began offering and promoting in 2000.

         Advances written increased $34.0 million to $48.0 million in the current period from $14.0 million in the prior year period. The $48.0 million in advances written in the current period includes $40.9 million extended to customers by the Bank. The average amount per advance increased to $282 from $231 and the combined portfolio of advances generated $8.5 million in revenue during the current period compared to $2.1 million in the prior year period.

CHECK CASHING ROYALTIES AND FEES. Check cashing revenue for Mr. Payroll increased $.1 million, or 7.6%, in the current period, while check cashing fees for the United Kingdom operations remained unchanged at $.4 million for the same period.

OPERATIONS AND ADMINISTRATION EXPENSES. Consolidated operations and administration expense as a percentage of net revenue was 75.7% in the current period compared to 77.2% in the prior year period. These expenses increased $5.5 million, or 7.2%, in the current period compared to the prior year period. Domestic lending expenses increased $4.5 million, primarily as a result of higher health insurance costs and higher incentive expenses associated with the improvement in operating results. Foreign lending operations expenses increased $.9 million primarily due to an increase in the number of locations in the United Kingdom and higher administration costs. Mr. Payroll's expenses increased $.1 million in the current period compared to the prior year period, primarily due to higher marketing and occupancy costs.

CASH ADVANCE LOSS PROVISION. Cash advance loss provision for domestic lending operations increased $2.1 million to $2.5 million in the current period as compared to $.4 million in the prior year period due to the increase in the size of the portfolio. Loss provision as a percentage of cash advance fees increased to 31.9% in the current period from 27.3% in the prior year period.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense as a percentage of net revenue was 6.7% in the current period compared to 8.5% in the prior year period. Total depreciation and amortization expenses decreased $1.1 million, or 13.6%. A $1.6 million decline in amortization due to the adoption of SFAS 142 was partially offset by an increase in depreciation expense associated with the reconstruction of the Company's corporate headquarters that was severely damaged by a tornado in March 2000.

INTEREST EXPENSE. Net interest expense as a percentage of net revenue declined to 4.0% in the current period from 5.5% in the prior year period. The amount decreased a net $1.1 million, or 20.3%, due to the effect of lower blended borrowing costs accompanied by a 2.0% reduction in the Company's average debt balance. The effective blended borrowing cost decreased to 5.3% in the current period from 6.6% in the prior year period. The average amount of debt outstanding decreased during the current period to $163.1 million from $166.5 million during the prior year period.

LOSS FROM DERIVATIVE VALUATION FLUCTUATIONS. The adjustments to fair values of interest rate cap agreements during the current period resulted in a loss of $.1 million compared to a loss of $.4 million in the prior year period.

INCOME TAXES. The Company's effective tax rate for the period ended June 30, 2002 was 35.9% as compared to 40.3% for the period ended June 30, 2001. Excluding goodwill amortization and the related tax effects in the prior year period, the Company's comparable consolidated effective tax rate was 36.2% for the prior year period.

LIQUIDITY AND CAPITAL RESOURCES
--------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES. Net cash provided by operating activities of continuing operations was $24.9 million for the six months ended June 30, 2002 (the "current period").

CASH FLOWS FROM INVESTING ACTIVITIES. An increase in the Company's investment in pawn loans and cash advances during the current quarter required $1.9 million of cash. Additionally, the Company invested $5.8 million in purchases of property and equipment during the current period for property improvements, the remodeling of selected operating units and additions to computer systems for lending operations. During the current period, the Company acquired two lending locations for $1.0 million.

         Management anticipates that capital expenditures for the remainder of 2002 will be approximately $6.0 million. These expenditures will primarily relate to an estimated 5 to 10 new lending locations, the remodeling of selected operating units, and enhancements to information systems. The new lending locations will mostly occur through the acquisition of existing locations.

CASH FLOWS FROM FINANCING ACTIVITIES. The Company used cash to make payments of $17.7 million on debt obligations in connection with unsecured notes and capital leases, $.6 million for dividends, and $1.2 million for the purchase of treasury shares. On October 26, 2000, the Company announced that its Board of Directors authorized management to purchase up to one million shares of its common stock in the open market. Under this authorization, the Company purchased 176,700 shares for an aggregate amount of $1.2 million during the current period. On July 25, 2002, the Company announced that its Board of Directors had authorized management to repurchase up to one million shares of its stock on the open market. Purchases will be made from time to time and it is expected that funding will come from operating cash flow.

         At June 30, 2002, $95 million was outstanding on the Company's $150 million U.S. line of credit. In addition, the Company's (pound)20 million (approximately $30.6 million at June 30, 2002) multi-currency line of credit in the United Kingdom had balances outstanding of (pound)2.8 million (approximately $4.2 million at June 30, 2002) and SEK 53.5 million (approximately $5.8 million at June 30, 2002) related to operations in the United Kingdom and Sweden, respectively.

         During August 2002, the Company issued $42,500,000 of 7.20% senior unsecured notes, due August 2009. The notes are payable in five equal annual payments beginning August 2005. The Company also refinanced its U.S. line of credit during August 2002, with a $90,000,000 senior unsecured revolving line of credit maturing August 2005. Interest on the line of credit will be charged at the Company's option at either LIBOR (1.875% at June 30, 2002) plus a margin or at the Agent's base rate. The margin on the line of credit varies from 1.25% to 2.50%, depending on the Company's ratio of indebtedness to cash flow as defined in the agreement. Net proceeds received under these agreements will be used to reduce existing indebtedness, and for general corporate purposes. The Company is in compliance with all covenants or other requirements set forth in the debt agreements.

         The Company has received a commitment to extend its multi-currency line of credit for one year to April 30, 2004. The terms of this line of credit remain essentially unchanged, with the exception of a reduction in the maximum amount to L.15,000,000 (approximately $23.0 million at June 30, 2002) from L.20,000,000 (approximately $30.6 million at June 30, 2002).

         Management believes that borrowings available under these credit facilities, cash generated from operations and current working capital of $177.7 million should be sufficient to meet the Company's anticipated future capital requirements.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
--------------------------------------------------------------------------------

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

DOMESTIC LENDING OPERATIONS
--------------------------------------------------------------------------------
(Dollars in thousands)

     The following table sets forth selected financial data for the Company's domestic lending operations as of June 30, 2002 and 2001, and for the three months then ended.

                                                                        2002           2001          Change
                                                                      --------       --------       --------
REVENUE
     Finance and service charges                                      $ 21,688       $ 22,255             (3)%
     Proceeds from disposition of merchandise                           55,093         49,173             12%
     Cash advance fees                                                   4,184            802            422%
                                                                      --------       --------
TOTAL REVENUE                                                           80,965         72,230             12%
                                                                      --------       --------
COSTS OF REVENUE
     Disposed merchandise                                               36,728         31,732             16%
                                                                      --------       --------
NET REVENUE                                                           $ 44,237       $ 40,498              9%
                                                                      ========       ========
OTHER DATA
     Net revenue contribution by source--
         Finance and service charges                                      49.0%          55.0%           (11)%
         Margin on disposition of merchandise                             41.5%          43.1%            (4)%
         Cash advance fees                                                 9.5%           1.9%           400%

     Expenses as a percentage of net revenue--
         Operations and administration                                    81.3%          83.7%            (3)%
         Cash advance loss provision                                       3.5%            .4%           775%
         Depreciation and amortization                                     6.6%           8.5%           (22)%
         Interest, net                                                     2.4%           3.1%           (23)%

     Income from operations as a percentage of total revenue               4.7%           4.1%            15%

     Annualized yield on pawn loans                                      122.8%         119.5%             3%
     Average pawn loan balance outstanding                            $ 70,832       $ 74,682             (5)%
     Average pawn loan balance per average location in operation      $    177       $    184             (4)%
     Average pawn loan amount at end of period (not in thousands)     $     80       $     79              1%
     Margin on disposition of merchandise as a percentage
       of proceeds from disposition of merchandise                        33.3%          35.5%            (6)%
     Average annualized merchandise turnover                               3.0x           2.5x            21%
     Average merchandise held for disposition balance
       per average location                                           $    122       $    124             (2)%

     Owned locations in operation--
       Beginning of period                                                 403            407
         Acquired                                                           --              1
         Combined or closed                                                 (5)            (3)
       End of period                                                       398            405             (2)%
     Additional franchise locations at end of period                        13             15            (13)%
     Total locations at end of period                                      411            420             (2)%
     Average number of owned locations in operation                        400            406             (1)%

DOMESTIC LENDING OPERATIONS
--------------------------------------------------------------------------------
(Dollars in thousands)

     The following table sets forth selected financial data for the Company's domestic lending operations as of June 30, 2002 and 2001, and for the six months then ended.

                                                                        2002             2001            Change
                                                                     ----------       ----------       ----------
REVENUE
     Finance and service charges                                     $   45,003       $   45,815               (2)%
     Proceeds from disposition of merchandise                           119,650          109,707                9%
     Cash advance fees                                                    7,746            1,427              443%
                                                                     ----------       ----------
TOTAL REVENUE                                                           172,399          156,949               10%
                                                                     ----------       ----------
COSTS OF REVENUE
     Disposed merchandise                                                78,804           71,263               11%
                                                                     ----------       ----------
NET REVENUE                                                          $   93,595       $   85,686                9%
                                                                     ==========       ==========
OTHER DATA
     Net revenue contribution by source--
         Finance and service charges                                       48.1%            53.5%             (10)%
         Margin on disposition of merchandise                              43.6%            44.9%              (3)%
         Cash advance fees                                                  8.3%             1.6%             419%

     Expenses as a percentage of net revenue--
         Operations and administration                                     78.6%            80.6%              (2)%
         Cash advance loss provision                                        2.6%              .5%             420%
         Depreciation and amortization                                      6.2%             8.1%             (23)%
         Interest, net                                                      2.4%             2.9%             (18)%

     Income from operations as a percentage of total revenue                6.8%             5.9%              15%

     Annualized yield on pawn loans                                       127.2%           125.2%               2%
     Average pawn loan balance outstanding                           $   71,356       $   73,768               (3)%
     Average pawn loan balance per average location in operation     $      178       $      181               (2)%
     Margin on disposition of merchandise as a percentage
       of proceeds from disposition of merchandise                         34.1%            35.0%              (3)%
     Average annualized merchandise turnover                                3.0x             2.8x               7%
     Average merchandise held for disposition balance
       per average location                                          $      132       $      128                3%

     Owned locations in operation--
       Beginning of period                                                  404              410
         Acquired                                                             2                1
         Start-ups                                                           --                1
         Combined or closed                                                  (8)              (7)
       End of period                                                        398              405               (2)%
     Additional franchise locations at end of period                         13               15              (13)%
     Total locations at end of period                                       411              420               (2)%
     Average number of owned locations in operation                         402              407               (1)%

FOREIGN LENDING OPERATIONS
--------------------------------------------------------------------------------
(Dollars in thousands)

     The following table sets forth selected consolidated financial data in U.S. dollars for Harvey & Thompson, Ltd. and Svensk Pantbelaning as of June 30, 2002 and 2001, and for the three months then ended, using the following currency exchange rates:

                                                                          2002            2001           Change
                                                                       ----------      ----------      ----------
Harvey & Thompson, Ltd. (British pound sterling per U.S. dollar)--
     Balance sheet data - end of period rate                                .6527           .7066               8%
     Statements of operations data - average rate for the period            .6842           .7051               3%
Svensk Pantbelaning (Swedish kronor per U.S. dollar)--
     Balance sheet data - end of period rate                               9.1593         10.8530              16%
     Statements of operations data - average rate for the period           9.9669         10.4553               5%
                                                                       ==========      ==========

REVENUE
     Finance and service charges                                       $    5,768      $    5,187              11%
     Proceeds from disposition of merchandise                               3,186           2,006              59%
     Check cashing fees                                                       242             194              25%
                                                                       ----------      ----------
TOTAL REVENUE                                                               9,196           7,387              24%
                                                                       ----------      ----------
COSTS OF REVENUE
     Disposed merchandise                                                   2,457           1,542              59%
                                                                       ----------      ----------
NET REVENUE                                                            $    6,739      $    5,845              15%
                                                                       ==========      ==========
OTHER DATA
     Net revenue contribution by source--
         Finance and service charges                                         85.6%           88.7%             (4)%
         Margin on disposition of merchandise                                10.8%            7.9%             37%
         Check cashing fees                                                   3.6%            3.4%              8%

     Expenses as a percentage of net revenue--
         Operations and administration                                       57.0%           56.1%              2%
         Depreciation and amortization                                        9.0%            8.8%              2%
         Interest, net                                                        2.1%            3.2%            (34)%

     Income from operations as a percentage of total revenue                 25.0%           27.8%            (10)%

     Annualized yield on loans                                               54.7%           52.7%              4%
     Average pawn loan balance outstanding                             $   42,265      $   39,458               7%
     Average loan balance per average location in operation            $      755      $      744               1%
     Average loan amount at end of period (not in thousands)           $      175      $      153              14%
     Margin on disposition of merchandise as a percentage
       of proceeds from disposition of merchandise                           22.9%           23.1%             (1)%
     Average annualized merchandise turnover                                  2.7x            2.4x             14%
     Average merchandise held for disposition balance
       per average location                                            $       64      $       48              33%

     Lending locations in operation--
       Beginning of period                                                     56              53               6%
       End of period                                                           56              53               6%
       Average number of locations in operation                                56              53               6%

FOREIGN LENDING OPERATIONS
--------------------------------------------------------------------------------
(Dollars in thousands)

     The following table sets forth selected consolidated financial data in U.S. dollars for Harvey & Thompson, Ltd. and Svensk Pantbelaning as of June 30, 2002 and 2001, and for the six months then ended, using the following currency exchange rates:

                                                                         2002          2001         Change
                                                                       --------      --------      --------
Harvey & Thompson, Ltd. (British pound sterling per U.S. dollar)--
     Statements of operations data - average rate for the period          .6920         .6960             1%
Svensk Pantbelaning (Swedish kronor per U.S. dollar)--
     Statements of operations data - average rate for the period        10.1984       10.1117            (1)%
                                                                       --------      --------

REVENUE
     Finance and service charges                                       $ 11,273      $ 10,592             6%
     Proceeds from disposition of merchandise                             5,663         4,256            33%
     Check cashing fees                                                     426           377            13%
                                                                       --------      --------
TOTAL REVENUE                                                            17,362        15,225            14%
                                                                       --------      --------
COSTS OF REVENUE
     Disposed merchandise                                                 4,262         3,439            24%
                                                                       --------      --------
NET REVENUE                                                            $ 13,100      $ 11,786            11%
                                                                       ========      ========
OTHER DATA
     Net revenue contribution by source--
         Finance and service charges                                       86.1%         89.9%           (4)%
         Margin on disposition of merchandise                              10.7%          6.9%           55%
         Check cashing fees                                                 3.2%          3.2%            1%

     Expenses as a percentage of net revenue--
         Operations and administration                                     57.5%         56.5%            2%
         Depreciation and amortization                                      8.9%          8.6%           --
         Interest, net                                                      2.1%          3.5%          (40)%

     Income from operations as a percentage of total revenue               25.3%         27.1%           (7)%

     Annualized yield on pawn loans                                        55.0%         52.6%            4%
     Average pawn loan balance outstanding                             $ 41,308      $ 40,577             2%
     Average pawn loan balance per average location in operation       $    738      $    766            (4)%
     Margin on disposition of merchandise as a percentage
       of proceeds from disposition of merchandise                         24.7%         19.2%           29%
     Average annualized merchandise turnover                                2.5x          2.6x           (4)%
     Average merchandise held for disposition balance
       per average location                                            $     61      $     51            20%

     Lending locations in operation--
       Beginning of period                                                   56            53             6%
       End of period                                                         56            53             6%
     Average number of locations in operation                                56            53             6%

CAUTIONARY STATEMENT REGARDING RISKS AND UNCERTAINTIES THAT MAY AFFECT FUTURE RESULTS
--------------------------------------------------------------------------------

This quarterly report, including management's discussion and analysis, contains statements that are forward-looking, as that term is defined by the Private Securities Litigation Reform Act of 1995 or by the Securities and Exchange Commission in its rules. The Company intends that all forward-looking statements be subject to the safe harbors created by these laws and rules. When used in this quarterly report, the words "believes", "estimates", "plans", "expects", "anticipates", and similar expressions as they related to the Company or its management are intended to identify forward-looking statements. All forward-looking statements are based on current expectations regarding important risk factors. These risks and uncertainties are beyond the ability of the Company to control, and, in many cases, the Company cannot predict all of the risks and uncertainties that could cause its actual results to differ materially from those expressed in the forward-looking statements. Accordingly, actual results may differ materially from those expressed in the forward-looking statements, and such statements should not be regarded as a representation by the Company or any other person that the results expressed in the statements will be achieved. Important risk factors include, but are not limited to, the following:

     o Changes in customer demand for the Company's products and specialty financial services;

     o The actions of third-parties who offer products and services at the Company's locations;

     o The ability of the Company to open and acquire new operating units in accordance with its plans;

     o Changes in competition from various sources such as banks, savings and loans, short-term consumer lenders, and other similar financial services entities, as well as retail businesses that offer products and services offered by the Company;

     o    Changes in economic conditions;

     o    Real estate market fluctuations;

     o    Interest rate fluctuations;

     o    Changes in the capital markets;

     o Changes in tax and other laws and governmental rules and regulations applicable to the specialty financial services industry;

     o Other risks indicated in the Company's filings with the Securities and Exchange Commission; and

     o Other factors discussed under Quantitative and Qualitative Disclosures about Market Risk in the Company's 2001 Annual Report to Stockholders.

                                     PART II


Item 1.  LEGAL PROCEEDINGS

         See Note 10 of Notes to Consolidated Financial Statements

Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         Not Applicable

Item 3.  DEFAULTS UPON SENIOR SECURITIES

         Not Applicable

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On April 24, 2002, the Company's Annual Meeting of Shareholders was held. All of the nominees for director identified in the Company's Proxy Statement, filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, were elected at the meeting to hold office until the next Annual Meeting or until their successors are duly elected and qualified. The shareholders ratified the Company's selection of independent auditors. There was no other business brought before the meeting that required shareholder approval. Votes were cast in the matters described below as follows (there were no broker non-votes or abstentions other than those listed below):

         (a) Election of directors

                                                        For                             Withheld
                                                        ---                             --------
                  Jack R. Daugherty                  22,175,646                         109,178
                  A. R. Dike                         22,175,330                         109,494
                  Daniel R. Feehan                   22,176,075                         108,749
                  James H. Graves                    22,155,980                         128,844
                  B. D. Hunter                       22,147,747                         137,077
                  Timothy J. McKibben                22,065,980                         218,844
                  Alfred M. Micallef                 22,175,980                         108,844
                  Clifton H. Morris, Jr.             22,065,680                         219,144
                  Carl P. Motheral                   22,154,780                         130,044

         (b) Ratification of Independent Auditors

                  For -             22,017,406
                  Against -            262,787
                  Abstain -              4,631

Item 5.  OTHER INFORMATION


         Not Applicable


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K


         (a) Exhibits:

                  None

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


                        CASH AMERICA INTERNATIONAL, INC.
                     --------------------------------------
                                  (Registrant)



                      By:  /s/ Thomas A. Bessant, Jr.
                         ----------------------------------
                             Thomas A. Bessant, Jr.
                          Executive Vice President and
                             Chief Financial Officer


                             Date: August 14, 2002