Form 10-Q
period 2002-09-30
CASH AMERICA INTERNATIONAL INC
filed 2002-10-31
CIK 807884

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              --------------------

                                    FORM 10-Q

(Mark One)
    [X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

Yes   [X]             No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

24,416,384 common shares, $.10 par value, were outstanding as of October 14, 2002.

                       CASH AMERICA INTERNATIONAL, INC.

                               INDEX TO FORM 10-Q


PART I.  FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----
  Item 1.  Financial Statements (Unaudited)

       Consolidated Balance Sheets -- September 30, 2002
       and 2001 and December 31, 2001 ........................................1

       Consolidated Statements of Operations -- Three Months and
       Nine Months Ended September 30, 2002 and 2001 .........................2

       Consolidated Statements of Stockholders' Equity --
       Nine Months Ended September 30, 2002 and 2001 .........................3

       Consolidated Statements of Cash Flows --
       Nine Months Ended September 30, 2002 and 2001 .........................4

       Notes to Consolidated Financial Statements ............................5

  Item 2.  Management's Discussion and Analysis of
           Results of Operations and Financial Condition ....................13

  Item 3.  Quantitative and Qualitative Disclosures About Market Risk .......30

  Item 4.  Controls and Procedures ..........................................30

PART II.  OTHER INFORMATION .................................................31

SIGNATURES ..................................................................32

CERTIFICATIONS ..............................................................33


Item 1.  Financial Statements (Unaudited)

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)               (UNAUDITED)

-----------------------------------------------------------------------------------------------
                                                                 September 30,     December 31,
                                                              2002         2001        2001
-----------------------------------------------------------------------------------------------
ASSETS

     Current assets:
        Cash and cash equivalents                         $   5,106    $   6,631    $   6,394
        Pawn loans                                          127,197      119,537      116,590
        Merchandise held for disposition, net                56,348       64,024       63,392
        Finance and service charges receivable               20,087       19,265       19,396
        Other receivables and prepaid expenses                7,983        7,280        7,992
        Income taxes recoverable                              1,553        2,125           --
        Deferred tax assets                                   5,568        8,233        7,795
        Net current assets of discontinued operations            --        3,732        3,008
-----------------------------------------------------------------------------------------------
           Total current assets                             223,842      230,827      224,567
     Property and equipment, net                             67,763       62,581       68,450
     Goodwill                                                79,339       77,337       76,686
     Intangible assets, net                                     639        1,133          981
     Other assets                                             5,400        4,997        4,762
     Deferred tax assets                                         --        3,958        1,846
     Net non-current assets of discontinued operations           --        5,814        5,598
-----------------------------------------------------------------------------------------------
           Total assets                                   $ 376,983    $ 386,647    $ 382,890
==============================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

     Current liabilities:
        Accounts payable and accrued expenses             $  18,657    $  20,133    $  27,939
        Customer deposits                                     4,593        4,558        3,961
        Reserve for disposal of discontinued operations         754        8,422        7,953
        Income taxes currently payable                          992        1,052        1,123
        Current portion of long-term debt                    12,571       10,055        9,020
-----------------------------------------------------------------------------------------------
           Total current liabilities                         37,567       44,220       49,996

     Deferred tax liabilities                                 3,028        1,620        1,701
     Long-term debt                                         153,455      177,322      162,762
-----------------------------------------------------------------------------------------------

     Stockholders' equity:
        Common stock, $.10 par value per
           share, 80,000,000 shares authorized                3,024        3,024        3,024
        Paid in surplus                                     127,819      127,821      127,821
        Retained earnings                                   106,140       89,551       95,192
        Accumulated other comprehensive loss                 (5,312)     (10,597)     (10,820)
        Notes receivable - stockholders                      (6,103)      (5,890)      (5,890)
-----------------------------------------------------------------------------------------------
                                                            225,568      203,909      209,327
        Less -- shares held in treasury, at cost            (42,635)     (40,424)     (40,896)
-----------------------------------------------------------------------------------------------
           Total stockholders' equity                       182,933      163,485      168,431
-----------------------------------------------------------------------------------------------
           Total liabilities and stockholders' equity     $ 376,983    $ 386,647    $ 382,890
==============================================================================================

See notes to consolidated financial statements.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)                     (UNAUDITED)

--------------------------------------------------------------------------------------------------------
                                                          Three Months Ended         Nine Months Ended
                                                             September 30,             September 30,
                                                           2002        2001        2002           2001
--------------------------------------------------------------------------------------------------------
REVENUE
     Finance and service charges                        $  30,530   $  28,685    $  86,806   $  85,092
     Proceeds from disposition of merchandise              53,244      51,455      178,557     165,418
     Cash advance fees                                      5,088       1,435       12,834       2,862
     Check cashing royalties and fees                       1,094       1,029        3,466       3,214
--------------------------------------------------------------------------------------------------------
TOTAL REVENUE                                              89,956      82,604      281,663     256,586
--------------------------------------------------------------------------------------------------------
COSTS OF REVENUE
     Disposed merchandise                                  34,556      33,392      117,622     108,094
--------------------------------------------------------------------------------------------------------
NET REVENUE                                                55,400      49,212      164,041     148,492
--------------------------------------------------------------------------------------------------------
OPERATING EXPENSES
     Lending operations                                    34,225      32,051      101,215      95,442
     Cash advance loss provision                            2,070         529        4,539         919
     Check cashing operations                                 361         425        1,128       1,017
     Administration                                         7,534       6,399       21,993      19,062
     Depreciation and amortization                          3,881       4,089       11,151      12,505
--------------------------------------------------------------------------------------------------------
        Total operating expenses                           48,071      43,493      140,026     128,945
--------------------------------------------------------------------------------------------------------
INCOME FROM OPERATIONS                                      7,329       5,719       24,015      19,547
     Interest expense, net                                  2,252       2,444        6,565       7,860
     Loss from derivative valuation fluctuations               98         269          170         635
--------------------------------------------------------------------------------------------------------
Income from continuing operations before income taxes       4,979       3,006       17,280      11,052
     Provision for income taxes                             1,797       1,031        6,213       4,276
--------------------------------------------------------------------------------------------------------
INCOME FROM CONTINUING OPERATIONS                           3,182       1,975       11,067       6,776

     Gain (loss) from discontinued operations                  --     (17,393)         800     (18,631)
--------------------------------------------------------------------------------------------------------
NET INCOME (LOSS)                                       $   3,182   $ (15,418)   $  11,867   $ (11,855)
========================================================================================================
Net income (loss) per share:
  Basic--
     Income from continuing operations                  $     .13   $     .08    $     .45   $     .27
     Gain (loss) from discontinued operations                  --        (.71)         .03        (.76)
     Net income (loss)                                  $     .13   $    (.63)   $     .49   $    (.48)
  Diluted--
     Income from continuing operations                  $     .13   $     .08    $     .45   $     .27
     Gain (loss) from discontinued operations                  --        (.69)         .03        (.75)
     Net income (loss)                                  $     .13   $    (.61)   $     .48   $    (.48)
========================================================================================================
Weighted average common shares outstanding:
  Basic                                                    24,412      24,658       24,459      24,655
  Diluted                                                  24,773      25,152       24,849      24,936
========================================================================================================

See notes to consolidated financial statements.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
(In thousands, except share data)                                    (UNAUDITED)

----------------------------------------------------------------------------------------------------------------------------
                                                                                                               ACCUMULATED
                                               COMMON STOCK                                                      OTHER
                                         --------------------   PAID IN      RETAINED      COMPREHENSIVE      COMPREHENSIVE
                                           SHARES      AMOUNT    SURPLUS     EARNINGS      INCOME (LOSS)       INCOME (LOSS)
----------------------------------------------------------------------------------------------------------------------------
Balance at
     December 31, 2001                   30,235,164   $ 3,024   $ 127,821    $  95,192                       $ (10,820)

     Comprehensive income:
         Net income                                                             11,867       $  11,867
         Other comprehensive
             income - Foreign
             currency translation
             adjustments                                                                         5,508           5,508
                                                                                            ----------
                Comprehensive income                                                         $  17,375
                                                                                            ----------
     Dividends declared--
         $.0375 per share                                                         (919)

     Treasury shares purchased

     Treasury shares reissued                                         (10)

     Tax benefit from exercise
         of option shares                                               8

     Change in notes
         receivable - stockholders
----------------------------------------------------------------------------------------------------------------------------
Balance at
     September 30, 2002                  30,235,164   $ 3,024   $ 127,819    $ 106,140                       $  (5,312)
============================================================================================================================
Balance at
     December 31, 2000                   30,235,164   $ 3,024   $ 127,820    $ 102,326                       $  (8,487)

     Comprehensive loss:
         Net loss                                                              (11,855)     $ (11,855)
         Other comprehensive
             loss - Foreign
             currency translation
             adjustments                                                                       (2,110)          (2,110)
                                                                                            ---------
                Comprehensive loss                                                          $ (13,965)
                                                                                            ---------
     Dividends declared--
         $.0375 per share                                                         (920)

     Treasury shares purchased

     Treasury shares reissued                                          (7)

     Tax benefit from exercise
         of option shares                                               8

     Change in notes
         receivable - stockholders

----------------------------------------------------------------------------------------------------------------------------
Balance at
     September 30, 2001                  30,235,164   $ 3,024   $ 127,821    $  89,551                       $ (10,597)
============================================================================================================================


----------------------------------------------------------------------------------------
                                                   NOTES
                                                 RECEIVABLE -      TREASURY STOCK
                                                   STOCK-      ---------------------
                                                   HOLDERS      SHARES       AMOUNT
----------------------------------------------------------------------------------------
Balance at
     December 31, 2001                             $(5,890)    5,643,318   $ (40,896)

     Comprehensive income:
         Net income
         Other comprehensive
             income - Foreign
             currency translation
             adjustments

                Comprehensive income

     Dividends declared--
         $.0375 per share

     Treasury shares purchased                                   238,444      (1,787)

     Treasury shares reissued                                     (6,750)         48

     Tax benefit from exercise
         of option shares

     Change in notes
         receivable - stockholders                    (213)

----------------------------------------------------------------------------------------
Balance at
     September 30, 2002                            $(6,103)    5,875,012   $ (42,635)
========================================================================================


Balance at
     December 31, 2000                             $(5,755)    5,577,318   $ (40,470)

     Comprehensive loss:
         Net loss
         Other comprehensive
             loss - Foreign
             currency translation
             adjustments

                Comprehensive loss

     Dividends declared--
         $.0375 per share

     Treasury shares purchased                                    24,060        (109)

     Treasury shares reissued                                    (21,500)        155

     Tax benefit from exercise
         of option shares

     Change in notes
         receivable - stockholders                    (135)
----------------------------------------------------------------------------------------
Balance at
     September 30, 2001                            $(5,890)    5,579,878   $ (40,424)
========================================================================================

See notes to consolidated financial statements.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)                                                       (UNAUDITED)


----------------------------------------------------------------------------------------------------------------
                                                                                             Nine Months Ended
                                                                                                September 30,
                                                                                             2002         2001
----------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                                                         $  11,867    $ (11,855)
Less:  Gain (loss) from discontinued operations                                                 800      (18,631)
                                                                                          ---------    ---------
Income from continuing operations                                                            11,067        6,776
Adjustments to reconcile income from continuing operations
     to net cash provided by continuing operating activities:
        Depreciation and amortization                                                        11,151       12,505
        Cash advance loss provision                                                           4,539          919
        Loss from derivative valuation fluctuations                                             170          635
        Changes in operating assets and liabilities-
           Merchandise held for disposition                                                   7,673       (5,039)
           Finance and service charges receivable                                              (112)         417
           Other receivables and prepaid expenses                                            (1,482)        (921)
           Accounts payable and accrued expenses                                            (10,696)       6,652
           Customer deposits, net                                                               632          622
           Current income taxes                                                              (1,726)       1,543
           Deferred taxes, net                                                                5,207       (7,985)
----------------------------------------------------------------------------------------------------------------
              Net cash provided by operating activities of continuing operations             26,423       16,124
----------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
     Loans forfeited and transferred to merchandise held for disposition                     96,047      100,374
     Loans and cash advances repaid or renewed                                              227,710      209,353
     Loans and cash advances made, including loans renewed                                 (333,236)    (314,277)
----------------------------------------------------------------------------------------------------------------
              Net increase in loans and advances                                             (9,479)      (4,550)
----------------------------------------------------------------------------------------------------------------
     Acquisitions, net of cash acquired                                                      (3,713)      (1,249)
     Purchases of property and equipment                                                     (8,433)     (22,693)
     Proceeds from property insurance claim                                                      --          790
----------------------------------------------------------------------------------------------------------------
              Net cash used by investing activities of continuing operations                (21,625)     (27,702)
----------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
     Net (payments) borrowings under bank lines of credit                                   (40,422)      23,732
     Proceeds from issuance of long-term notes payable                                       42,500           --
     Payments on notes payable, capital leases and other obligations                         (9,220)      (5,538)
     Change in notes receivable - stockholders                                                   48          240
     Net proceeds from reissuance of treasury shares                                             38          120
     Treasury shares purchased                                                               (1,787)        (109)
     Dividends paid                                                                            (919)        (920)
----------------------------------------------------------------------------------------------------------------
              Net cash (used) provided by financing activities of continuing operations      (9,762)      17,525
----------------------------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash                                                         531          (69)
----------------------------------------------------------------------------------------------------------------
Cash (used) provided by continuing operations                                                (4,433)       5,878
Net cash provided (used) by discontinued operations                                           3,145       (3,873)
Cash and cash equivalents at beginning of period                                              6,394        4,626
----------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                                $   5,106    $   6,631
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

        The financial statements as of September 30, 2002 and 2001, and for the three month and nine month periods then ended are unaudited but, in management's opinion, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for such interim periods. Operating results for the three month and nine month periods are not necessarily indicative of the results that may be expected for the full fiscal year.

        Certain amounts in the consolidated financial statements for the three month and nine month periods ended September 30, 2001, have been reclassified to conform to the presentation format adopted in 2002. These reclassifications have no effect on the net income previously reported.

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

Small consumer cash advances ("cash advances") provide customers with cash in exchange for a promissory note or other repayment agreement supported by that customer's personal check for the aggregate amount of the cash advanced plus a service fee. The Company holds the check for a short period, typically less than 17 days. To repay the cash advance, customers may redeem their checks by paying cash or they may allow the checks to be processed for collection. The Company accrues fees and finance charge revenue on cash advances on a constant yield basis ratably over the period of the cash advance. For those locations that offer cash advances from a third-party financial institution (the "Bank"), the Company receives an administrative service fee for services provided on the Bank's behalf. These fees are recorded in revenue when earned.

Check Cashing Operations -- The Company records fees derived from its owned check cashing locations in the period in which the service is provided. Royalties derived from franchise locations are recorded on the accrual basis.

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

        On June 14, 2002, the Company sold the assets of 22 Rent-A-Tire stores for proceeds of approximately $3,000,000 in cash. During the quarter ended June 30, 2002, the Company recorded a $1,214,000 ($800,000 after income tax) reduction in the original charge to the reserve, due to both a decrease in the Company's expected future operating lease obligations (net of sublease income) for closed stores and proceeds from the sale of assets in excess of the original estimate. The remaining balance of the reserve and the activity for the nine month period ended September 30, 2002 is presented below (in thousands):


                                                                            Phase-Out
                                                                             Period
                                               Facility                     Operating      Loss on
                                  Inventory   Obligation      Workforce      Losses        Sale of
                                  Reserve      Costs         Reduction      (Income)        Assets        Total
                                   -------    ----------     ---------     -----------     -------       -------
Reserve at December 31, 2001       $   140       $ 2,044       $    25       $  (555)      $ 6,439       $ 7,953

Cash proceeds
(expenditures), net                     --          (275)          (51)          (43)        2,786         2,417

Non-cash
write-offs/reductions                 (140)           --            --          (188)       (8,214)       (8,402)

Adjustments                             --        (1,015)           26           786        (1,011)       (1,214)
                                   -------       -------       -------       -------       -------       -------

Reserve at September 30, 2002      $    --       $   754       $    --       $    --       $    --       $   754
                                   =======       =======       =======       =======       =======       =======

        Under the terms of the asset sale agreement with the buyer, the Company's contingent obligation under certain operating leases for the premises related to the 22 Rent-A-Tire stores continues in the event that the buyer is unable to perform under the operating leases. The maximum aggregate potential obligation under these guarantees was approximately $1.4 million at September 30, 2002. This amount is reduced over time by the amounts paid on these operating leases by the buyer. In the event that the buyer fails to perform and the Company is required, as the guarantor, to make payments under these leases, the Company would seek to mitigate its losses by subleasing the properties.

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

4.  SMALL CONSUMER CASH ADVANCES

Cash advances are generally offered for a term of 7 to 31 days, depending on the customer's next payday. In addition to the cash advances originated by the Company in some of its locations, cash advances are offered in other locations by a third-party financial institution (the "Bank"). Balances associated with the Company's small consumer cash advance portfolio are included in "Other receivables and prepaid expenses" in the accompanying consolidated balance sheets. The balances outstanding at September 30, 2002 and 2001 were as follows (in thousands):

                                                               2002     2001
--------------------------------------------------------------------------------
Originated by the Company
  Active cash advances and fees outstanding                   $1,083   $  574
  Cash advances and fees in collection                           404      269
--------------------------------------------------------------------------------
                         Subtotal                              1,487      843
--------------------------------------------------------------------------------
Originated by the Bank

  Active cash advances and fees outstanding                    5,702    2,281
  Cash advances and fees in collection                         2,266    1,072
--------------------------------------------------------------------------------
                         Subtotal                              7,968    3,353
--------------------------------------------------------------------------------
Combined gross portfolio                                       9,455    4,196

  Less:  Elimination of cash advances owned by the Bank        5,702    2,454
  Less:  Discount on cash advances assigned by the Bank          381      111
--------------------------------------------------------------------------------
Company cash advances outstanding before allowance             3,372    1,631

  Less:  Allowance for losses                                  1,709      481
--------------------------------------------------------------------------------
Net cash advances and fees outstanding                        $1,663   $1,150
================================================================================


    Under the terms of the August 2001 amendment to the Company's agreement with the Bank, the Bank assigns each cash advance that remains unpaid after its maturity date to the Company at a discount from the amount owed by the borrower and the Company undertakes the collection activity on the account. One of the reasons for this practice is to benefit from the use of the Company's collections resources and proficiency. As a result, losses on cash advances assigned to the Company that prove uncollectible are the sole responsibility of the Company. Therefore, when establishing the Company's overall allowance for losses, management includes estimates for these cash advance losses, while active in the Bank's portfolio, at a level projected to be adequate to absorb credit losses inherent in the outstanding portfolio.

5.  ALLOWANCE FOR LOSSES ON SMALL CONSUMER CASH ADVANCES

The Company maintains an allowance for losses on cash advances (including fees and interest) at a level estimated to be adequate to absorb credit losses inherent in the outstanding portfolio. Cash advances written during each calendar month are aggregated and tracked to develop a performance history. The Company stratifies the outstanding portfolio by age, delinquency, and stage of collection when assessing the adequacy of the allowance for losses. Recent collection history is utilized to develop expected loss rates which are used for the establishment of the allowance. A cash advance loss provision is recorded to increase the allowance carried against the outstanding receivables portfolio. The Company charges off all cash advances once they are 60 days past due, or sooner if deemed uncollectible. Recoveries on losses previously charged to the allowance are credited to the allowance at the time the recovery is collected.

        Changes in the allowance for losses on cash advances for the periods ended September 30, follow (in thousands):

                                                                                Three Months Ended          Nine Months Ended
                                                                                 September 30,               September 30,
------------------------------------------------------------------------------------------------------------------------------
                                                                             2002           2001           2002         2001
------------------------------------------------------------------------------------------------------------------------------
Balance at beginning of period                                             $ 1,324        $   138        $   711       $   243
Provision for loan losses                                                    2,070            529          4,539           919
Charge-offs                                                                 (2,145)          (232)        (5,055)         (757)
Recoveries                                                                     460             46          1,514            76
------------------------------------------------------------------------------------------------------------------------------
Balance at end of period                                                   $ 1,709        $   481        $ 1,709       $   481
------------------------------------------------------------------------------------------------------------------------------
Balance as a % of combined gross portfolio                                                                  18.1%         11.5%
------------------------------------------------------------------------------------------------------------------------------
Balance as a %  of Company cash advances outstanding before allowance                                       50.7%         29.5%
------------------------------------------------------------------------------------------------------------------------------


6.  WEIGHTED AVERAGE SHARES

The reconciliation of basic and diluted weighted average common shares outstanding for the periods ended September 30, follows (in thousands):


                                                               Three Months Ended    Nine Months Ended
                                                                 September 30,         September 30,
-------------------------------------------------------------------------------------------------------
                                                            2002         2001        2002         2001
-------------------------------------------------------------------------------------------------------
Weighted average shares - Basic                            24,412      24,658      24,459      24,655
Effect of shares applicable to stock option plans             296         430         322         217
Effect of shares applicable to nonqualified savings plan       65          64          68          64

-------------------------------------------------------------------------------------------------------
Weighted average shares - Diluted                          24,773      25,152      24,849      24,936
-------------------------------------------------------------------------------------------------------

7.   ACQUISITIONS

During the nine months ended September 30, 2002, the Company acquired two U.S. pawnshops and two United Kingdom pawnshops in purchase transactions for an aggregate cash consideration of $3.7 million. The excess of the aggregate purchase price over the aggregate fair market value of assets acquired was approximately $1.6 million.

8.   GOODWILL AND OTHER INTANGIBLE ASSETS -- ADOPTION OF SFAS 142

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

Goodwill -- The changes in the carrying value of goodwill for the nine months ended September 30, 2002, follows (in thousands):

                                                   Lending
                                         ---------------------------------
                                         United                                  Check
                                         States       Foreign       Total       Cashing   Consolidated
-------------------------------------------------------------------------------------------------------
Balance as of January 1, 2002,
  net of amortization of $24,224         $59,050      $12,453      $71,503      $ 5,183      $76,686
Acquired goodwill                            552        1,006        1,558           --        1,558
Foreign translation impact                    --        1,095        1,095           --        1,095
-------------------------------------------------------------------------------------------------------
Balance as of September 30, 2002         $59,602      $14,554      $74,156      $ 5,183      $79,339
=======================================================================================================

Transitional Disclosures -- Net income and net income per share excluding the after-tax effect of amortization expense related to goodwill for the periods ended September 30, were as follows (in thousands, except per share amounts; due to rounding, per share amounts may not total):

                                       Three Months Ended             Nine Months Ended
                                         September 30,                  September 30,
--------------------------------------------------------------------------------------------
                                       2002        2001               2002          2001
--------------------------------------------------------------------------------------------
Reported net income (loss)            $3,182     $(15,418)          $11,867       $(11,855)
Add back:  Goodwill amortization          --          645                --          1,932
--------------------------------------------------------------------------------------------
Adjusted net income (loss)            $3,182     $(14,773)          $11,867       $ (9,923)
============================================================================================
Basic net income (loss) per share:
Reported net income (loss)            $  .13     $   (.63)          $   .49       $   (.48)
Add back:  Goodwill amortization          --          .03                --            .08
--------------------------------------------------------------------------------------------
Adjusted net income (loss)            $  .13     $   (.60)          $   .49       $   (.40)
============================================================================================
Diluted net income (loss) per share:
Reported net income (loss)            $  .13     $   (.61)          $   .48       $   (.48)
Add back:  Goodwill amortization          --          .03                --            .08
--------------------------------------------------------------------------------------------
Adjusted net income (loss)            $  .13     $   (.59)          $   .48       $   (.40)
============================================================================================

Acquired Intangible Assets -- Acquired intangible assets that are subject to amortization as of September 30, 2002 are as follows (in thousands):

                                 Gross      Accumulated
                                Amount     Amortization     Net
-------------------------------------------------------------------
Noncompetition agreements       $ 2,991     $(2,415)     $   576
Other                               131         (68)          63
-------------------------------------------------------------------
Total                           $ 3,122     $(2,483)     $   639
===================================================================

Noncompetition agreements are amortized over the applicable period of the contract.

Amortization -- Amortization expense for the acquired intangible assets above is as follows (in thousands):

Actual amortization expense
       For the three months ended September 30, 2002                $107
       For the nine months ended September 30, 2002                  385

Estimated amortization expense

 For the years ended December 31,:
               2002                                                 $478
               2003                                                  188
               2004                                                   84
               2005                                                   81
               2006                                                   76

9.  LONG-TERM DEBT

The Company's long-term debt instruments and balances outstanding at September 30, 2002 and 2001 were as follows (in thousands):

                                                             2002         2001
--------------------------------------------------------------------------------
U.S. Line of Credit up to $90,000
  due August 14, 2005                                        $ 60,955   $     --
U.S. Line of Credit up to $150,000
  due June 30, 2003                                                --    110,400
Multi-currency Line of Credit up to
  Pound Sterling 15,000 due April 30, 2004                     12,571         --
U.K. Line of Credit up to Pound Sterling 15,000
   due April 30, 2002                                             --      5,011
Swedish Line of Credit up to
   SEK 185,000                                                    --      8,467
8.33% senior unsecured notes due 2003                          4,286      8,571
8.14% senior unsecured notes due 2007                         20,000     20,000
7.10% senior unsecured notes due 2008                         25,714     30,000
7.20% senior unsecured notes due 2009                         42,500         --
Capital leases and other obligations payable                      --      4,928
--------------------------------------------------------------------------------
                                                             166,026    187,377
Less current portion                                          12,571     10,055
--------------------------------------------------------------------------------
   Total long-term debt                                     $153,455   $177,322
================================================================================

During August 2002, the Company issued $42,500,000 of 7.20% senior unsecured notes, due August 2009. The notes are payable in five equal annual payments beginning August 2005. The Company also refinanced its U.S. line of credit during August 2002, with a $90,000,000 senior unsecured revolving line of credit maturing August 2005. Interest on the line of credit will be charged, at the Company's option, at either LIBOR (1.8125% at September 30, 2002) plus a margin or at the Agent's base rate. The margin on the line of credit varies from 1.25% to 2.50%, depending on the Company's ratio of indebtedness to cash flow as defined in the agreement. Net proceeds received under these agreements were used to reduce existing indebtedness, and will be utilized for general corporate purposes. The Company is in compliance with all covenants or other requirements set forth in its credit agreements.

        The Company extended its multi-currency line of credit for one year to April 30, 2004. The terms of this line of credit remain essentially unchanged, with the exception of a reduction in the maximum amount to Pound
Sterling 15,000,000 (approximately $23.5 million at September 30, 2002) from Pound Sterling 20,000,000 (approximately $31.4 million at September 30, 2002).

10.  OPERATING SEGMENT INFORMATION

The Company has two reportable operating segments in the lending industry and one in the check cashing industry. While the United States and foreign lending segments offer the same services, each is managed separately due to the different operational strategies required. The check cashing operation offers different services and products, requiring its own technical, marketing and operational strategy.

        As described in Note 3, the Company has reclassified the results of operations of Rent-A-Tire as discontinued operations. This business was previously reported as a separate operating segment. The segment data included below has been restated to exclude amounts related to Rent-A-Tire.

        Information concerning the segments is set forth below (in thousands):

                                                 Lending
                                   -----------------------------------
                                   United                                  Check
                                   States        Foreign        Total      Cashing    Consolidated
---------------------------------------------------------------------------------------------------
Three Months Ended
September 30, 2002:

     Total revenue                  $ 79,702     $  9,435     $ 89,137     $    819      $ 89,956
     Income from operations            4,487        2,684        7,171          158         7,329
     Total assets at September 30    282,868       86,182      369,050        7,933       376,983
---------------------------------------------------------------------------------------------------
Three Months Ended
September 30, 2001:

     Total revenue                    74,030        7,753       81,783          821        82,604
     Income (loss) from operations     3,575        2,149        5,724           (5)        5,719
     Total assets at September 30    290,663       75,085      365,748       11,353       377,101
===================================================================================================
Nine Months Ended
September 30, 2002:

     Total revenue                   252,101       26,797      278,898        2,765       281,663
     Income from operations           16,238        7,079       23,317          698        24,015
---------------------------------------------------------------------------------------------------
Nine Months Ended
September 30, 2001:

     Total revenue                   230,979       22,978      253,957        2,629       256,586
     Income from operations           12,864        6,271       19,135          412        19,547
---------------------------------------------------------------------------------------------------

11.  LITIGATION

The Company is party to a number of lawsuits arising in the normal course of business. In the opinion of management, the resolution of these matters will not have a material adverse effect on the Company's financial position, results of operations or liquidity.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION SUMMARY CONSOLIDATED FINANCIAL DATA

THIRD QUARTER ENDED SEPTEMBER 30, 2002 vs. THIRD QUARTER ENDED SEPTEMBER 30,
2001
--------------------------------------------------------------------------------
(Dollars in thousands)

     The following table sets forth selected consolidated financial data with respect to the Company and its lending and check cashing operations as of September 30, 2002 and 2001, and for the three months then ended.

                                                                        2002           2001      Change
----------------------------------------------------------------------------------------------------------
REVENUE

     Finance and service charges                                    $  30,530     $  28,685             6%
     Proceeds from disposition of merchandise                          53,244        51,455             3%
     Cash advance fees                                                  5,088         1,435           255%
     Check cashing royalties and fees                                   1,094         1,029             6%
----------------------------------------------------------------------------------------------------------
TOTAL REVENUE                                                          89,956        82,604             9%
----------------------------------------------------------------------------------------------------------
COSTS OF REVENUE

     Disposed merchandise                                              34,556        33,392             3%
----------------------------------------------------------------------------------------------------------
NET REVENUE                                                         $  55,400     $  49,212            13%
==========================================================================================================
OTHER DATA
  CONSOLIDATED OPERATIONS:
     Net revenue contribution by source--
         Finance and service charges                                     55.1%         58.3%           (5)%
         Margin on disposition of merchandise                            33.7%         36.7%           (8)%
         Cash advance fees                                                9.2%          2.9%          217%
         Check cashing royalties and fees                                 2.0%          2.1%           (5)%
     Expenses as a percentage of net revenue--
         Operations and administration                                   76.0%         79.0%           (4)%
         Cash advance loss provision                                      3.7%          1.1%          236%
         Depreciation and amortization                                    7.0%          8.3%          (16)%
         Interest, net                                                    4.1%          5.0%          (18)%
     Income from operations as a percentage of total revenue              8.1%          6.9%           17%
==========================================================================================================
LENDING OPERATIONS:
  PAWN LOANS

     Annualized yield on pawn loans                                      97.2%         94.7%            3%
     Average pawn loan balance outstanding                          $ 124,665     $ 120,220             4%
     Average pawn loan balance per average location in operation    $     274     $     261             5%
     Average pawn loan amount at end of period (not in thousands)   $     102     $      96             6%
     Margin on disposition of merchandise as a percentage
       of proceeds from disposition of merchandise                       35.1%         35.1%           --%
     Average annualized merchandise turnover                             2.6X          2.2x            18%
     Average merchandise held for disposition balance
       per average location                                         $     116     $     128            (9)%

  SMALL CONSUMER CASH ADVANCES

     Total amount of cash advances written(a)                       $  34,072     $  13,605           150%
     Number of cash advances written (not in thousands)(a)            120,578        50,635           138%
     Average cash advance amount written (not in thousands)(a)      $     283     $     269             5%
     Average number of locations offering cash advances
         (not in thousands)(a)                                            390           352            11%
     Combined cash advances outstanding(a)                          $   9,455     $   4,196           125%
     Cash advances outstanding before allowance for losses(b)       $   3,372     $   1,631           107%

  Owned locations in operation--
       Beginning of period                                                454           458
         Acquired                                                           2             4
         Start-ups                                                          1            --
         Combined or closed                                                (1)           (1)
       End of period                                                      456           461            (1)%
  Additional franchise locations at end of period                          13            15           (13)%
  Total locations at end of period                                        469           476            (1)%
  Average number of owned locations in operation                          455           460            (1)%
==========================================================================================================
CHECK CASHING OPERATIONS:
     Check cashing royalties and fees                               $     819     $     821            --%

     Franchised and owned check cashing centers--
        Face amount of checks cashed                                $ 247,030     $ 232,963             6%
        Gross fees collected                                        $   3,388     $   3,116             9%
        Average check cashed (not in thousands)                     $     333     $     324             3%
        Centers in operation at end of period                             135           138            (2)%
        Average centers in operation for the period                       135           137            (1)%
==========================================================================================================


(a) Includes advances made by the Company and advances made by a third-party financial institution.

(b) Amounts recorded in the Company's consolidated financial statements.

NINE MONTHS ENDED SEPTEMBER 30, 2002 vs. NINE MONTHS ENDED SEPTEMBER 30, 2001
--------------------------------------------------------------------------------
(Dollars in thousands)

     The following table sets forth selected consolidated financial data with respect to the Company and its lending and check cashing operations as of September 30, 2002 and 2001, and for the nine months then ended.

                                                                                      2002          2001          Change
---------------------------------------------------------------------------------------------------------------------------
REVENUE
       Finance and service charges                                                 $  86,806     $  85,092             2%
       Proceeds from disposition of merchandise                                      178,557       165,418             8%
       Cash advance fees                                                              12,834         2,862           348%
       Check cashing royalties and fees                                                3,466         3,214             8%
---------------------------------------------------------------------------------------------------------------------------
TOTAL REVENUE                                                                        281,663       256,586            10%
---------------------------------------------------------------------------------------------------------------------------
COSTS OF REVENUE
       Disposed merchandise                                                          117,622       108,094             9%
---------------------------------------------------------------------------------------------------------------------------
NET REVENUE                                                                        $ 164,041     $ 148,492            10%
===========================================================================================================================
OTHER DATA
  CONSOLIDATED OPERATIONS:

       Net revenue contribution by source--
           Finance and service charges                                                  52.9%         57.3%           (8)%
           Margin on disposition of merchandise                                         37.1%         38.6%           (4)%
           Cash advance fees                                                             7.8%          2.0%          290%
           Check cashing royalties and fees                                              2.2%          2.1%            5%
       Expenses as a percentage of net revenue--
           Operations and administration                                                75.8%         77.8%           (3)%
           Cash advance loss provision                                                   2.8%           .6%          367%
           Depreciation and amortization                                                 6.8%          8.4%          (19)%
           Interest, net                                                                 4.0%          5.3%          (25)%
       Income from operations as a percentage of total revenue                           8.5%          7.6%           12%
===========================================================================================================================
LENDING OPERATIONS:

  PAWN LOANS

       Annualized yield on pawn loans                                                   99.5%         97.9%            2%
       Average pawn loan balance outstanding                                       $ 116,673     $ 116,239            --%
       Average pawn loan balance per average location in operation                 $     255     $     253             1%
       Margin on disposition of merchandise as a percentage
         of proceeds from disposition of merchandise                                    34.1%         34.7%           (2)%
       Average annualized merchandise turnover                                           2.8X          2.6x             8%
       Average merchandise held for disposition balance
         per average location                                                      $     121     $     123            (1)%

  SMALL CONSUMER CASH ADVANCES

       Total amount of cash advances written (a)                                   $  82,106     $  27,611           197%
       Number of cash advances written (not in thousands) (a)                        291,087       111,196           162%
       Average cash advance amount written (not in thousands) (a)                  $     282     $     248            14%
       Average number of locations offering cash advances (not in thousands) (a)         390           347            12%

  Owned locations in operation--
         Beginning of period                                                             460           463
           Acquired                                                                        4             5
           Start-ups                                                                       1             1
           Combined or closed                                                             (9)           (8)
         End of period                                                                   456           461            (1)%
  Additional franchise locations at end of period                                         13            15           (13)%
  Total locations at end of period                                                       469           476            (1)%
  Average number of owned locations in operation                                         458           460             --%
===========================================================================================================================
CHECK CASHING OPERATIONS:

       Check cashing royalties and fees                                            $   2,765     $   2,629             5%

       Franchised and owned check cashing centers--
             Face amount of checks cashed                                          $ 792,753     $ 736,630             8%
             Gross fees collected                                                  $  11,305     $  10,282            10%
             Average check cashed (not in thousands)                               $     355     $     341             4%
             Average centers in operation for the period                                 135           134             1%
===========================================================================================================================

(a) Includes advances made by the Company and advances made by a third-party financial institution.

(b) Amounts recorded in the Company's consolidated financial statements.

GENERAL
--------------------------------------------------------------------------------

The Company is a provider of specialty financial services to individuals in the United States, United Kingdom and Sweden. The Company offers secured non-recourse loans, commonly referred to as pawn loans, to individuals through its lending operations. The pawn loan portfolio generates finance and service charges revenue. A related but secondary source of revenue is the disposition of merchandise, primarily unredeemed collateral from pawn loans. As an alternative to a pawn loan, the Company offers small consumer cash advances in selected lending locations and on behalf of a third-party financial institution in other locations. The Company also provides check cashing services through its franchised and company owned Mr. Payroll(R) manned check cashing centers.

        As of September 30, 2002, the Company's lending operations consisted of 469 lending units (397 owned units and 13 franchised units in 18 states in the United States, 48 jewelry-only units in the United Kingdom, and 11 loan-only and primarily jewelry-only units in Sweden). The number of owned lending locations declined by 7 during the 21 months ended September 30, 2002 as the Company acquired 9 operating units, established 3 locations, and combined or closed 19 locations. In addition, one franchise unit was opened and 4 units were closed.

        As of September 30, 2002, Mr. Payroll operated 128 franchised and 7 company owned manned check cashing centers in 21 states.

        In September 2001, the Company announced plans to exit the rent-to-own business in order to focus on its core business of lending activities. In June 2002, the Company sold the remaining assets of its rent-to-own business. See
Note 3 of Notes to Consolidated Financial Statements.

RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

THIRD QUARTER ENDED SEPTEMBER 30, 2002, COMPARED TO THE
THIRD QUARTER ENDED SEPTEMBER 30, 2001

CONSOLIDATED NET REVENUE. Consolidated net revenue increased $6.2 million, or 12.6%, to $55.4 million during the third quarter ended September 30, 2002 (the "current quarter") from $49.2 million during the third quarter ended September 30, 2001 (the "prior year quarter"). The following table sets forth net revenue results by operating segment for the three month periods ended September 30
($ in millions):

                          2002            2001          Increase (decrease)
                        ----------     -----------   --------------------------
Domestic lending            $47.0           $42.2           $4.8         11.4%
Foreign lending               7.6             6.2            1.4         22.6%
                        ----------     -----------   ------------   -----------
     Total lending           54.6            48.4            6.2         12.8%
Check cashing                  .8              .8             --           --%
                        ----------     -----------   ------------   -----------

Consolidated                $55.4           $49.2           $6.2         12.6%
                        ==========     ===========   ============   ===========

        The Company's domestic lending operations generated the majority of the increase in consolidated net revenue. Higher revenue from the Company's small consumer cash advance product, higher finance and service charges, and higher net proceeds from the disposition of merchandise accounted for the increase in net revenue.

        The components of the increase in net revenue are cash advance fees, which increased $3.7 million; finance and service charges from pawn loans, which increased $1.8 million; net revenue from the disposition of merchandise, which increased $.6 million; and check cashing fees and royalties, which increased $.1 million. Management believes that the trend of higher cash advance fees will continue during 2002 and 2003. Since customers may choose to use both pawn and cash advance products, moderate increases may occur in finance and service charges in 2002 and 2003, offset by the higher cash advance fees.

FINANCE AND SERVICE CHARGES. The following is a summary of finance and service charges related to pawn loans by operating segment for the three months ended September 30 ($ in millions):

                               2002          2001        Increase (decrease)
                             ----------    ----------   -----------------------
Domestic lending                 $24.1         $23.3          $ .8        3.4%
Foreign lending                    6.4           5.4           1.0       18.5%
                             ----------    ----------   -----------   ---------
     Total                       $30.5         $28.7          $1.8        6.3%
                             ==========    ==========   ===========   =========

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

                                                      Total
                        Average                      Before
                         Balance         Loan        Foreign       Foreign
                       Outstanding       Yield     Translation   Translation      Total
                       ------------     -------    -----------   -----------    --------
Domestic lending              $(.5)        $1.3           $ .8           $--        $ .8
Foreign lending                 .3           .2             .5            .5         1.0
                       ------------     -------    -----------    ----------    --------
     Total                    $(.2)        $1.5           $1.3           $.5        $1.8
                       ============     =======    ===========    ==========    ========

        Excluding the favorable impact of foreign currency translation adjustments, the company-wide average balance of pawn loans outstanding was .2% higher during the current quarter than the prior year quarter. On a segment basis, the average balances of pawn loans were 1.9% lower and 4.5% higher for the domestic and foreign lending operations, respectively. The decrease in the average balance of domestic pawn loans outstanding was driven by a 3.4% decline in the average number of pawn loans outstanding during the current quarter, partially offset by a 1.5% increase in the average amount per loan. The lower average domestic loan balance outstanding is a reflection of the lower balance at the beginning of the current quarter due to larger than usual per capita tax refunds believed to have been received by pawn customers in early 2002. Loan balances at the beginning of the current quarter were $4.2 million lower than at the beginning of the prior year quarter. Management believes that this was also partly attributable to some customers choosing to satisfy their short-term borrowing needs through a cash advance instead of through a pawn loan. Strong pawn loan demand during the current quarter and the non-recurrence of the Internal Revenue Service's advance tax refunds in August and September of 2001 have helped to reverse the trend of lower year-over-year loan balances. Domestic pawn loan balances at September 30, 2002 were $1.2 million, or 1.5%, higher than at September 30, 2001. Same store domestic pawn loans finished the current quarter approximately 2.2% higher than the prior year quarter. Management believes that this trend will continue throughout the remainder of 2002. The average balance of pawn loans outstanding denominated in their local currencies increased 9.0% and decreased 2.4% in the United Kingdom and Sweden, respectively. Foreign loan demand was mixed as the average number of pawn loans outstanding in the United Kingdom and Sweden increased 6.0% and decreased 7.2%, respectively. Average amounts per loan were higher for both the United Kingdom and Sweden by 2.8% and 5.2%, respectively.

        Excluding the favorable impact of foreign currency translation adjustments, the consolidated annualized loan yield, which represents the blended result derived from the distinctive loan yields realized from operations in the three countries, was 98.8% in the current year quarter, compared to 94.7% in the prior year quarter. There was an increase in the domestic annualized loan yield to 121.8% for the current year quarter, compared to 115.3% for the prior year quarter. A slightly higher concentration of extended or renewed loans in the portfolio and higher redemption rates have contributed to the higher domestic yield. The blended yield on average foreign pawn loans outstanding increased to 55.3% in the current year quarter compared to 53.1% in the prior year quarter. The increase in the blended foreign yield was caused by a combination of higher loan redemption rates and higher yield on the disposition of unredeemed collateral at auction.

        Favorable currency translation adjustments contributed $.5 million to the increase in foreign source finance and service charges in the current quarter as compared to the prior year quarter as the British pound and Swedish kronor were stronger relative to the United States dollar. The weighted average exchange rates used for translating earnings into dollars for the pound and kronor were 7.3% and 11.1% higher, respectively, during the current quarter compared to the prior year quarter.

NET REVENUE FROM THE DISPOSITION OF MERCHANDISE. Net revenue from the disposition of merchandise represents the proceeds received from the disposition of merchandise in excess of the cost of merchandise sold. A 3.5% increase in proceeds resulted in a $.6 million, or 3.5%, increase in net revenue from the disposition of merchandise. The following table summarizes, by operating segment, the change in the proceeds from the disposition of merchandise and the related net margin for the current quarter compared to the prior year quarter ($ in millions):

                                      Increase (decrease)
                      ----------------------------------------------------
                      Disposition       %          Net             %
                       Proceeds      Change       Margin        Change
                      -----------   ----------   ---------    ------------
Domestic lending             $1.2         2.4%         $.3             1.9%
Foreign lending                .6        27.5%          .3            48.1%
                      -----------   ----------   ---------    ------------
     Total                   $1.8         3.5%         $.6             3.5%
                      ===========   ==========   =========    ============

        Proceeds from the disposition of merchandise were $1.8 million, or 3.5%, higher than in the prior year quarter, primarily due to an increase in the disposition of scrap gold jewelry. The consolidated merchandise turnover rate increased to 2.6 times during the current quarter as compared to 2.2 times during the prior year quarter, and the margin on disposition of merchandise remained unchanged at 35.1% in the current quarter. Excluding the effect of the disposition of scrap jewelry, the margin on disposition of merchandise increased slightly to 37.2% in the current quarter from 36.4% in the prior year quarter due to lower average cost of merchandise sold. The margin on disposition of scrap jewelry was 18.2% in the current quarter compared to 17.3% in the prior year quarter due to the prevailing higher market price of gold.

CASH ADVANCE FEES. Cash advance fees increased $3.7 million to $5.1 million in the current quarter as compared to $1.4 million in the prior year quarter. The increase resulted from higher demand for the small consumer cash advance product which generated higher balances outstanding. The Company began offering small consumer cash advances in 2000. The product was available in 390 domestic lending units at September 30, 2002, including 308 units that offer the product on behalf of a third-party financial institution (the "Bank"), which pays the Company a fee for its administrative services. Cash advance fees includes revenue from the cash advance portfolio owned by the Company and fees for administrative services performed for the Bank. (Although small consumer cash advance transactions may take the form of loans or deferred check deposit transactions, the transactions are referred to throughout this discussion as "cash advances" for convenience.)

        The amount of cash advances written increased $20.5 million to $34.1 million in the current quarter from $13.6 million in the prior year quarter. The $34.1 million in cash advances written in the current quarter includes $29.2 million extended to customers by the Bank. The average amount per cash advance increased to $283 from $269. The combined portfolio of cash advances generated $5.9 million in revenue during the current quarter compared to $2.2 million in the prior year quarter. The outstanding combined Company and Bank portfolio of small consumer cash advances increased $5.3 million to $9.5 million at September 30, 2002 from $4.2 million at September 30, 2001. Included in these amounts are $3.4 million and $1.6 million for 2002 and 2001, respectively, that are included in the Company's consolidated balance sheets. An allowance for losses of $1.7 million and $.5 million has been provided in the consolidated financial statements for September 30, 2002 and 2001, respectively, which offsets the outstanding cash advance amounts. The net balance is carried in "Other receivables and prepaid expenses" on the consolidated balance sheets.

CHECK CASHING ROYALTIES AND FEES. Check cashing fees for the United Kingdom operations increased $.1 million, or 32.2%, in the current quarter, while check cashing revenue for the Mr. Payroll operations remained unchanged.

OPERATIONS AND ADMINISTRATION EXPENSES. Consolidated operations and administration expense as a percentage of net revenue was 76.0% in the current quarter compared to 79.0% in the prior year quarter. These expenses increased $3.2 million, or 8.3%, in the current quarter compared to the prior year quarter. Domestic lending expenses increased $2.6 million, primarily as a result of higher health insurance costs and higher incentive expenses associated with the improvement in operating results. Foreign lending operations expenses increased $.7 million primarily due to an increase in the number of locations in the United Kingdom. Mr. Payroll's expenses decreased by $.1 million.

CASH ADVANCE LOSS PROVISION. The Company maintains an allowance for losses on cash advances at a level projected to be adequate to absorb credit losses inherent in the outstanding cash advance portfolio. The cash advance loss provision is utilized to increase the allowance carried against the outstanding receivables portfolio. The cash advance loss provision for domestic lending operations increased $1.6 million to $2.1 million in the current quarter as compared to $.5 million in the prior year quarter due to the significant increase in the size of the portfolio. Loss provision as a percentage of cash advance fees increased to 40.7% in the current quarter from 36.9% in the prior year quarter. This increase reflects the changes made to the Company's agreement with the Bank in August 2001. While the new agreement provided for a higher administrative fee, the cash advance loss provision increased as the Company began providing for estimated losses on active cash advances owned by the Bank prior to the date any amounts are assigned to the Company for collection. See Notes 4 and 5 of Notes to Consolidated Financial Statements.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense as a percentage of net revenue was 7.0% in the current quarter compared to 8.3% in the prior year quarter. Total depreciation and amortization expenses decreased $.2 million, or 5.1%. Effective January 1,

2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets". Under SFAS No. 142, the Company ceased amortizing all goodwill and other intangible assets having an indefinite useful life. See Note 8 of Notes to Consolidated Financial Statements. A $.7 million decline in amortization due to the adoption of SFAS 142 was partially offset by a $.3 million increase in depreciation expense associated with the completion of the reconstruction of the Company's corporate headquarters late 2001 after it was severely damaged by a tornado in March 2000 and a $.2 million increase in depreciation from other additions.

INTEREST EXPENSE. Net interest expense as a percentage of net revenue declined to 4.1% in the current quarter from 5.0% in the prior year quarter. The amount decreased a net $.2 million, or 7.9%, due to the effect of a 7.5% reduction in the Company's average debt balance. The effective blended borrowing cost remained unchanged at 5.3% in the current quarter. The average amount of debt outstanding decreased during the current quarter to $169.6 million from $183.4 million during the prior year quarter.

LOSS FROM DERIVATIVE VALUATION FLUCTUATIONS. Effective January 1, 2001, the Company implemented SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" and its corresponding amendments under SFAS No. 138. The adjustments to fair values of interest rate cap agreements during the current quarter resulted in a loss of $.1 million compared to a loss of $.3 million in the prior year quarter.

INCOME TAXES. The Company's effective tax rate for the quarter ended September 30, 2002 was 36.1% as compared to 34.3% for the quarter ended September 30, 2001. Excluding goodwill amortization and the related tax effects in the prior year quarter, the Company's comparable consolidated effective tax rate was 30.2% for the prior year quarter. An adjustment to the estimate of U.S. income tax on foreign earnings reduced the Company's consolidated effective tax rate in the prior year quarter. The consolidated effective tax rate for the current quarter was impacted by an increase in the effective foreign tax rate.

--------------------------------------------------------------------------------
NINE MONTHS ENDED SEPTEMBER 30, 2002, COMPARED TO THE
NINE MONTHS ENDED SEPTEMBER 30, 2001

CONSOLIDATED NET REVENUE. Consolidated net revenue increased $15.5 million, or 10.4%, to $164.0 million during the nine months ended September 30, 2002 (the "current period") from $148.5 million during the nine months ended September 30, 2001 (the "prior year period"). The following table sets forth net revenue results by operating segment for the nine month periods ended September 30 ($ in millions):

                            2002       2001        Increase (decrease)
                           ------     ------       -------------------
Domestic lending           $140.6     $127.9       $12.7         9.9%
Foreign lending              20.6       18.0         2.6        14.4%
                           ------     ------       -----         ---
     Total lending          161.2      145.9        15.3        10.5%
Check cashing                 2.8        2.6          .2         7.7%
                           ------     ------       -----         ---
Consolidated               $164.0     $148.5       $15.5        10.4%
                           ======     ======       =====        ====

        The Company's domestic lending operations generated the majority of the increase in consolidated net revenue. Higher revenue from the Company's small consumer cash advance product and higher net proceeds from the disposition of merchandise accounted for the majority of this increase.

        Cash advance fees increased $9.9 million; net revenue from the disposition of merchandise increased $3.6 million; finance and service charges from pawn loans increased $1.7 million; and check cashing fees and royalties increased $.3 million. Management believes that the trend of higher cash advance fees will continue during 2002 and 2003. Since customers may choose to use both pawn and cash advance products, moderate increases may occur in finance and service charges in 2002 and 2003, offset by the higher cash advance fees.

FINANCE AND SERVICE CHARGES. The following is a summary of finance and service charges related to pawn loans by operating segment for the nine months ended September 30 ($ in millions):

                                  2002          2001        Increase (decrease)
                                 -----         -----        -------------------
Domestic lending                 $69.2         $69.2          $ --         --%
Foreign lending                   17.6          15.9           1.7       10.7%
                                 -----         -----          ----       ----
     Total                       $86.8         $85.1          $1.7        2.0%
                                 =====         =====          ====       ====

        The following table identifies the impact of underlying factors on the total change in finance and service charges on pawn loans ($ in millions):

                                                       Total
                          Average                      Before
                          Balance         Loan        Foreign        Foreign
                        Outstanding       Yield     Translation    Translation     Total
                       -------------    --------    -----------    -----------   --------
Domestic lending             $(1.7)        $1.7           $--            $--        $ --
Foreign lending                 .5           .7            1.2            .5         1.7
                       -------------    --------    -----------    -----------   --------
     Total                   $(1.2)        $2.4           $1.2           $.5        $1.7
                             =====         ====           ====           ===        ====

        Excluding the effects of foreign currency translation adjustments, the company-wide average balance of pawn loans outstanding was .8% lower during the current period than the prior year period. On a segment basis, the average balances of pawn loans were 2.5% lower and 2.5% higher for the domestic and foreign lending operations, respectively. The decrease in the average balance of domestic pawn loans outstanding was driven by a 3.5% decline in the average number of pawn loans outstanding during the current period, partially offset by a 1.1% increase in the average amount per loan. Management believes that the decrease in the number of domestic pawn loans was partly attributable to some customers choosing to satisfy their short-term borrowing needs through a cash advance instead of through a pawn loan and also due to larger than usual per capita tax refunds believed to have been received by pawn loan customers in the first quarter of 2002. While average domestic pawn loan balances were lower in the current period compared to the prior year period, strong pawn loan demand during the current quarter and the non-recurrence of the Internal Revenue Service's advance tax refunds in August and September of 2001 have contributed to higher loan balances at the end of the current period. Domestic pawn loan balances at September 30, 2002 were $1.2 million, or 1.5%, higher than at September 30, 2001. Management believes that this trend will continue throughout the remainder of 2002. The average balance of pawn loans outstanding denominated in their local currencies increased 6.8% and decreased 3.9% in the United Kingdom and Sweden, respectively. Foreign loan demand was mixed as the average number of pawn loans outstanding in the United Kingdom and Sweden increased 4.3% and decreased 6.9%, respectively. Average amounts per loan were higher for both the United Kingdom and Sweden by 2.4% and 3.2%, respectively.

        Excluding the effects of foreign currency translation adjustments, the consolidated annualized loan yield was 100.0% in the current year period, compared to 97.9% in the prior year period. There was an increase in the domestic annualized loan yield to 125.2% for the current year period, compared to 122.0% for the prior year period. A slightly higher concentration of extended or renewed loans in the portfolio and higher redemption rates have contributed to the higher domestic loan yield. The blended yield on average foreign pawn loans outstanding increased to 55.2% in the current year period compared to 52.7% in the prior year period. The increase in the blended foreign yield was caused by a combination of higher loan redemption rates and higher yield on the disposition of unredeemed collateral at auction.

        Favorable currency translation adjustments contributed $.5 million to the increase in foreign source finance and service charges in the current period as compared to the prior year period as the British pound and Swedish kroner were stronger relative to the United States dollar. The weighted average exchange rates used for translating earnings into dollars were 3.2% higher for both the pound and the kronor during the current period compared to the prior year period.

NET REVENUE FROM THE DISPOSITION OF MERCHANDISE. The combination of increased proceeds and a slightly higher margin resulted in a $3.6 million, or 6.3%, increase in net revenue from the disposition of merchandise. The following table summarizes, by operating segment, the change in the proceeds from the disposition of merchandise and the related net margin for the current period compared to the prior year period ($ in millions):

                                      Increase (decrease)
                      ----------------------------------------------------
                      Disposition       %          Net             %
                       Proceeds      Change       Margin        Change
                      -----------   ----------   ---------    ------------
Domestic lending            $11.1         7.0%        $2.7            4.9%
Foreign lending               2.0        31.2%          .9           61.5%
                      -----------   ----------   ---------    ------------

     Total                  $13.1         7.9%        $3.6            6.3%
                      ===========   ==========   =========    ============

Proceeds from the disposition of merchandise were $13.1 million, or 7.9%, higher than in the prior year period, primarily due to an increase in volume of items sold and an increase in the disposition of scrap gold jewelry. The consolidated merchandise turnover rate increased to 2.8 times during the current period as compared to 2.6 times during the prior year period, and the margin on disposition of merchandise decreased slightly to 34.1% in the current period from 34.7% in the prior year period. Excluding the effect of the disposition of scrap jewelry, the margin on disposition of merchandise increased slightly to 36.6% in the current period compared to 36.3% in the prior year period. The margin on disposition of scrap jewelry was 15.3% in the current period compared to 10.3% in the prior year period due to the prevailing market price of gold.

CASH ADVANCE FEES. Cash advance fees increased $9.9 million to $12.8 million in the current period as compared to $2.9 million in the prior year period. The increase resulted from higher demand for the small consumer cash advance product which generated higher balances outstanding. The Company began offering small consumer cash advances in 2000.

        The amount of cash advances written increased $54.5 million to $82.1 million in the current period from $27.6 million in the prior year period. The $82.1 million in cash advances written in the current period includes $70.0 million extended to customers by the Bank. The average amount per cash advance increased to $282 from $248. The combined portfolio of cash advances generated $14.4 million in revenue during the current period compared to $4.3 million in the prior year period.

CHECK CASHING ROYALTIES AND FEES. Check cashing revenue for Mr. Payroll increased $.2 million, or 5.2%, in the current period, while check cashing fees for the United Kingdom operations increased $.1 million, or 19.8% for the same period.

OPERATIONS AND ADMINISTRATION EXPENSES. Consolidated operations and administration expense as a percentage of net revenue was 75.8% in the current period compared to 77.8% in the prior year period. These expenses increased $8.8 million, or 7.6%, in the current period compared to the prior year period. Domestic lending expenses increased $7.1 million, primarily as a result of higher health insurance costs and higher incentive expenses associated with the improvement in operating results. Foreign lending operations expenses increased $1.6 million primarily due to an increase in the number of locations in the United Kingdom and higher administration costs. Mr. Payroll's expenses increased $.1 million in the current period compared to the prior year period, primarily due to higher marketing costs.

CASH ADVANCE LOSS PROVISION. The cash advance loss provision for domestic lending operations increased $3.6 million to $4.5 million in the current period as compared to $.9 million in the prior year period due to the increase in the size of the portfolio. Loss provision as a percentage of cash advance fees increased to 35.4% in the current period from 32.1% in the prior year period. This increase reflects the changes made to the Company's agreement with the Bank in August 2001. While the new agreement provided for a higher administrative fee, the cash advance loss provision increased as the Company began providing for estimated losses on active cash advances owned by the Bank prior to the date any amounts are assigned to the Company for collection. See Notes 4 and 5 of Notes to Consolidated Financial Statements.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense as a percentage of net revenue was 6.8% in the current period compared to 8.4% in the prior year period. Total depreciation and amortization expenses decreased $1.4 million, or 10.8%. A $2.3 million decline in amortization due to the adoption of SFAS 142 was partially offset by a $.7 million increase in depreciation expense associated with the completion of the reconstruction of the Company's corporate headquarters late 2001 after it was severely damaged by a tornado in March 2000 and a $.2 million increase in depreciation from other additions.

INTEREST EXPENSE. Net interest expense as a percentage of net revenue declined to 4.0% in the current period from 5.3% in the prior year period. The amount decreased a net $1.3 million, or 16.5%, due to the effect of lower blended borrowing costs accompanied by a 3.2% reduction in the Company's average debt balance. The effective blended borrowing cost decreased to 5.3% in the current period from 6.1% in the prior year period. The average amount of debt outstanding decreased during the current period to $166.7 million from $172.2 million during the prior year period.

LOSS FROM DERIVATIVE VALUATION FLUCTUATIONS. The adjustments to fair values of interest rate cap agreements during the current period resulted in a loss of $.2 million compared to a loss of $.6 million in the prior year period.

INCOME TAXES. The Company's effective tax rate for the period ended September 30, 2002 was 36.0% as compared to 38.7% for the period ended September 30, 2001. Excluding goodwill amortization and the related tax effects in the prior year period, the Company's comparable consolidated effective tax rate was 34.5% for the prior year period.. The Company's consolidated effective tax rate for the current period was impacted by an increase in the effective foreign tax rate and by a higher proportionate increase in domestic income, which is subject to a higher rate of tax.

LIQUIDITY AND CAPITAL RESOURCES
--------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES. Net cash provided by operating activities of continuing operations was $26.4 million for the nine months ended September 30, 2002 (the "current period").

CASH FLOWS FROM INVESTING ACTIVITIES. An increase in the Company's investment in pawn loans and cash advances during the current period required $9.5 million of cash. Additionally, the Company invested $8.4 million in purchases of property and equipment during the current period for property improvements, the remodeling of selected operating units and additions to computer systems for lending operations. Approximately $1.2 million of this amount was related to the reconstruction of the Company's corporate headquarters. During the current period, the Company acquired four lending locations for $3.7 million.

        Management anticipates that capital expenditures for the remainder of 2002 will be approximately $1.5 million. These expenditures will primarily relate to the remodeling of selected operating units and enhancements to information systems. In addition, the Company may add up to 5 new lending locations, primarily through the acquisition of existing locations.

CASH FLOWS FROM FINANCING ACTIVITIES. The Company received proceeds of $42.5 million from the issuance of long-term note obligations and used cash to make payments of $49.6 million on bank lines of credit and other debt obligations, $.9 million for dividends, and $1.8 million for the purchase of treasury shares. On July 25, 2002, the Company announced that its Board of Directors authorized management to purchase up to one million shares of its common stock in the open market and terminated the open market purchase authorization established in 2000. During 2002, the Company purchased 66,000 shares for an aggregate amount of $.5 million under the 2002 authorization and 176,700 shares for an aggregate amount of $1.3 million under the 2000 authorization. Additional purchases may be made from time to time in the open market, and it is expected that funding will come from operating cash flow.

        During August 2002, the Company issued $42,500,000 of 7.20% senior unsecured notes, due August 2009. The notes are payable in five equal annual payments beginning August 2005. The Company also refinanced its U.S. line of credit during August 2002, with a $90,000,000 senior unsecured revolving line of credit maturing August 2005. Interest on the line of credit will be charged, at the Company's option, at either LIBOR (1.8125% at September 30, 2002) plus a margin or at the Agent's base rate. The margin on the line of credit varies from 1.25% to 2.50%, depending on the Company's ratio of indebtedness to cash flow as defined in the agreement. Net proceeds received under these agreements were used to reduce existing indebtedness and will be utilized for general corporate purposes. The Company is in compliance with all covenants or other requirements set forth in its credit agreements.

        The Company extended its multi-currency line of credit for one year to April 30, 2004. The terms of this line of credit remain essentially unchanged, with the exception of a reduction in the maximum amount to Pound
Sterling 15,000,000 (approximately $23.5 million at September 30, 2002) from Pound Sterling 20,000,000 (approximately $31.4 million at September 30, 2002).

        At September 30, 2002, $61.0 million was outstanding on the Company's $90 million U.S. line of credit. In addition, the Company's Pound Sterling 15 million (approximately $23.5 million at September 30, 2002) multi-currency line of credit in the United Kingdom had balances outstanding of Pound Sterling 4.6 million (approximately $7.2 million at September 30, 2002) and SEK 50.0 million (approximately $5.4 million at September 30, 2002) related to operations in the United Kingdom and Sweden, respectively.

        Management believes that borrowings available under these credit facilities, cash generated from operations and current working capital of $186.3 million should be sufficient to meet the Company's anticipated future capital requirements.

DOMESTIC LENDING OPERATIONS
--------------------------------------------------------------------------------
(Dollars in thousands)

     The following table sets forth selected financial data for the Company's domestic lending operations as of September 30, 2002 and 2001, and for the three months then ended.

                                                                      2002          2001        Change
--------------------------------------------------------------------------------------------------------
REVENUE
     Finance and service charges                                    $ 24,167     $ 23,334            4%
     Proceeds from disposition of merchandise                         50,447       49,261            2%
     Cash advance fees                                                 5,088        1,435          255%
--------------------------------------------------------------------------------------------------------
TOTAL REVENUE                                                         79,702       74,030            8%
--------------------------------------------------------------------------------------------------------
COSTS OF REVENUE
     Disposed merchandise                                             32,670       31,813            3%
--------------------------------------------------------------------------------------------------------
NET REVENUE                                                         $ 47,032     $ 42,217           11%
========================================================================================================
OTHER DATA

     Net revenue contribution by source--
         Finance and service charges                                    51.4%        55.3%          (7)%
         Margin on disposition of merchandise                           37.8%        41.3%          (8)%
         Cash advance fees                                              10.8%         3.4%         218%

     Expenses as a percentage of net revenue--
         Operations and administration                                  79.5%        82.4%          (3)%
         Cash advance loss provision                                     4.4%         1.3%         238%
         Depreciation and amortization                                   6.5%         7.9%         (18)%
         Interest, net                                                   2.7%         3.0%          (7)%

     Income from operations as a percentage of total revenue             5.6%         4.8%          17%

     Annualized yield on pawn loans                                    121.8%       115.4%           6%
     Average pawn loan balance outstanding                          $ 78,725     $ 80,257           (2)%
     Average pawn loan balance per average location in operation    $    198     $    198          -- %
     Average pawn loan amount at end of period (not in thousands)   $     81     $     80            1%
     Margin on disposition of merchandise as a percentage
       of proceeds from disposition of merchandise                      35.2%        35.4%          (1)%
     Average annualized merchandise turnover                             2.6X         2.2x          18%
     Average merchandise held for disposition balance
       per average location                                         $    123     $    139          (11)%

     Owned locations in operation--
       Beginning of period                                               398          405
         Acquired                                                         --            1
         Combined or closed                                               (1)          (1)
       End of period                                                     397          405           (2)%
     Additional franchise locations at end of period                      13           15          (13)%
     Total locations at end of period                                    410          420           (2)%
     Average number of owned locations in operation                      398          405           (2)%
========================================================================================================

DOMESTIC LENDING OPERATIONS
--------------------------------------------------------------------------------
(Dollars in thousands)

     The following table sets forth selected financial data for the Company's domestic lending operations as of September 30, 2002 and 2001, and for the nine months then ended.

                                                                     2002          2001             Change
----------------------------------------------------------------------------------------------------------
REVENUE
     Finance and service charges                                   $  69,170     $  69,149           -- %
     Proceeds from disposition of merchandise                        170,097       158,968             7%
     Cash advance fees                                                12,834         2,862           348%
----------------------------------------------------------------------------------------------------------
TOTAL REVENUE                                                        252,101       230,979             9%
----------------------------------------------------------------------------------------------------------
COSTS OF REVENUE
     Disposed merchandise                                            111,474       103,076             8%
----------------------------------------------------------------------------------------------------------
NET REVENUE                                                        $ 140,627     $ 127,903            10%
==========================================================================================================
OTHER DATA

     Net revenue contribution by source--
         Finance and service charges                                    49.2%         54.1%           (9)%
         Margin on disposition of merchandise                           41.7%         43.7%           (5)%
         Cash advance fees                                               9.1%          2.2%          314%

     Expenses as a percentage of net revenue--
         Operations and administration                                  78.9%         81.2%           (3)%
         Cash advance loss provision                                     3.2%           .7%          357%
         Depreciation and amortization                                   6.3%          8.1%          (22)%
         Interest, net                                                   2.5%          2.9%          (15)%

     Income from operations as a percentage of total revenue             6.4%          5.6%           14%

     Annualized yield on pawn loans                                    125.2%        122.0%            3%
     Average pawn loan balance outstanding                         $  73,873     $  75,753            (2)%
     Average pawn loan balance per average location in operation   $     184     $     187            (1)%
     Margin on disposition of merchandise as a percentage
       of proceeds from disposition of merchandise                      34.5%         35.2%           (2)%
     Average annualized merchandise turnover                             2.9X          2.6x           10%
     Average merchandise held for disposition balance
       per average location                                        $     130     $     133            (2)%

     Owned locations in operation--
       Beginning of period                                               404           410
         Acquired                                                          2             2
         Start-ups                                                        --             1
         Combined or closed                                               (9)           (8)
       End of period                                                     397           405            (2)%
     Additional franchise locations at end of period                      13            15           (13)%
     Total locations at end of period                                    410           420            (2)%
     Average number of owned locations in operation                      401           406            (1)%
==========================================================================================================

FOREIGN LENDING OPERATIONS
--------------------------------------------------------------------------------
(Dollars in thousands)

        The following table sets forth selected consolidated financial data in U.S. dollars for Harvey & Thompson, Ltd. and Svensk Pantbelaning as of September 30, 2002 and 2001, and for the three months then ended, using the following currency exchange rates:

-----------------------------------------------------------------------------------------------------
                                                                        2002         2001    Change
-----------------------------------------------------------------------------------------------------
Harvey & Thompson, Ltd. (British pound sterling per U.S. dollar)--
     Balance sheet data - end of period rate                           .6375      .6785          6%
     Statements of operations data - average rate for the period       .6449      .6954          7%
Svensk Pantbelaning (Swedish kronor per U.S. dollar)--
     Balance sheet data - end of period rate                          9.2678    10.6887         13%
     Statements of operations data - average rate for the period      9.3858    10.5571         11%
=====================================================================================================
REVENUE

     Finance and service charges                                     $ 6,363    $ 5,351         19%
     Proceeds from disposition of merchandise                          2,797      2,194         27%
     Check cashing fees                                                  275        208         32%
-----------------------------------------------------------------------------------------------------
TOTAL REVENUE                                                          9,435      7,753         22%
-----------------------------------------------------------------------------------------------------
COSTS OF REVENUE
     Disposed merchandise                                              1,886      1,579         19%
-----------------------------------------------------------------------------------------------------
NET REVENUE                                                          $ 7,549    $ 6,174         22%
=====================================================================================================
OTHER DATA
     Net revenue contribution by source--
         Finance and service charges                                    84.3%      86.7%        (3)%
         Margin on disposition of merchandise                           12.1%      10.0%        21%
         Check cashing fees                                              3.6%       3.3%         9%

     Expenses as a percentage of net revenue--
         Operations and administration                                  55.7%      56.5%        (1)%
         Depreciation and amortization                                   8.7%       8.7%        -- %
         Interest, net                                                   1.7%       2.8%       (39)%

     Income from operations as a percentage of total revenue            28.4%      27.7%         3%

     Annualized yield on loans                                          55.0%      53.1%         4%
     Average pawn loan balance outstanding                           $45,940    $39,963         15%
     Average loan balance per average location in operation          $   806    $   727         11%
     Average loan amount at end of period (not in thousands)         $   179    $   155         16%
     Margin on disposition of merchandise as a percentage
       of proceeds from disposition of merchandise                      32.6%      28.0%        16%
     Average annualized merchandise turnover                             1.9X       2.2x       (13)%
     Average merchandise held for disposition balance
       per average location                                          $    68    $    51         33%

     Lending locations in operation--
       Beginning of period                                                56         53
         Acquired                                                          2          3
         Start-ups                                                         1         --
       End of period                                                      59         56          5%
       Average number of locations in operation                           57         55          4%
=====================================================================================================

FOREIGN LENDING OPERATIONS
--------------------------------------------------------------------------------
(Dollars in thousands)

        The following table sets forth selected consolidated financial data in U.S. dollars for Harvey & Thompson, Ltd. and Svensk Pantbelaning as of September 30, 2002 and 2001, and for the nine months then ended, using the following currency exchange rates:

----------------------------------------------------------------------------------------------------
                                                                      2002        2001       Change
----------------------------------------------------------------------------------------------------
Harvey & Thompson, Ltd. (British pound sterling per U.S. dollar)--
     Statements of operations data - average rate for the period       .6733      .6957          3%
Svensk Pantbelaning (Swedish kronor per U.S. dollar)--
     Statements of operations data - average rate for the period      9.9301    10.2596          3%
====================================================================================================
REVENUE

     Finance and service charges                                     $17,636    $15,943         11%
     Proceeds from disposition of merchandise                          8,460      6,450         31%
     Check cashing fees                                                  701        585         20%
----------------------------------------------------------------------------------------------------
TOTAL REVENUE                                                         26,797     22,978         17%
----------------------------------------------------------------------------------------------------
COSTS OF REVENUE
     Disposed merchandise                                              6,148      5,018         23%
----------------------------------------------------------------------------------------------------
NET REVENUE                                                          $20,649    $17,960         15%
====================================================================================================
OTHER DATA
     Net revenue contribution by source--
         Finance and service charges                                    85.4%      88.8%        (4)%
         Margin on disposition of merchandise                           11.2%       8.0%        40%
         Check cashing fees                                              3.4%       3.2%         5%

     Expenses as a percentage of net revenue--
         Operations and administration                                  56.9%      56.5%         1%
         Depreciation and amortization                                   8.9%       8.6%         3%
         Interest, net                                                   2.0%       3.3%       (39)%

     Income from operations as a percentage of total revenue            26.4%      27.3%        (3)%

     Annualized yield on pawn loans                                     55.1%      52.7%         5%
     Average pawn loan balance outstanding                           $42,800    $40,486          6%
     Average pawn loan balance per average location in operation     $   751    $   750         --%
     Margin on disposition of merchandise as a percentage
       of proceeds from disposition of merchandise                      27.3%      22.2%        23%
     Average annualized merchandise turnover                             2.3X       2.4x        (5)%
     Average merchandise held for disposition balance
       per average location                                          $    63    $    51         24%

     Lending locations in operation--
       Beginning of period                                                56         53
         Acquired                                                          2          3
         Start-ups                                                         1         --
       End of period                                                      59         56          5%
     Average number of locations in operation                             57         54          6%
====================================================================================================


CAUTIONARY STATEMENT REGARDING RISKS AND UNCERTAINTIES THAT MAY AFFECT FUTURE RESULTS
--------------------------------------------------------------------------------

This quarterly report, including management's discussion and analysis, contains statements that are forward-looking, as that term is defined by the Private Securities Litigation Reform Act of 1995 or by the Securities and Exchange Commission in its rules. The Company intends that all forward-looking statements be subject to the safe harbors created by these laws and rules. When used in this quarterly report, the words "believes", "estimates", "plans", "expects", "anticipates", and similar expressions as they related to the Company or its management are intended to identify forward-looking statements. All forward-looking statements are based on current expectations regarding important risk factors. These risks and uncertainties are beyond the ability of the Company to control, and, in many cases, the Company cannot predict all of the risks and uncertainties that could cause its actual results to differ materially from those expressed in the forward-looking statements. Accordingly, actual results may differ materially from those expressed in the forward-looking statements, and such statements should not be regarded as a representation by the Company or any other person that the results expressed in the statements will be achieved. Important risk factors include, but are not limited to, the following:

        - Changes in customer demand for the Company's products and specialty financial services;

        - The actions of third-parties who offer products and services at the Company's locations;

        - The ability of the Company to open and acquire new operating units in accordance with its plans;

        - Changes in competition from various sources such as banks, savings and loans, short-term consumer lenders, and other similar financial services entities, as well as retail businesses that offer products and services offered by the Company;

        -   Changes in economic conditions;

        -   Real estate market fluctuations;

        -   Interest rate fluctuations;

        -   Changes in the capital markets;

        - Changes in tax and other laws and governmental rules and regulations applicable to the specialty financial services industry;

        - Other risks indicated in the Company's filings with the Securities and Exchange Commission; and

        - Other factors discussed under Quantitative and Qualitative Disclosures about Market Risk in the Company's 2001 Annual Report to Stockholders.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Market risks relating to the Company's operations result primarily from changes in interest rates, foreign exchange rates, and gold prices. The Company does not engage in speculative or leveraged transactions, nor does it hold or issue financial instruments for trading purposes. There have been no material changes to the Company's exposure to market risks since December 31, 2001.

ITEM 4. CONTROLS AND PROCEDURES

(a) Under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, management of the Company has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934) as of a date (the "Evaluation Date") within 90 days prior to the filing date of this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are effective in timely alerting them to the material information relating to the Company required to be included in its periodic filings with the Securities and Exchange Commission.

(b) During the period covered by this report, there were no significant changes in the Company's internal controls or, to management's knowledge, in other factors that could significantly affect these controls subsequent to the date of their evaluation.

                                     PART II

Item 1.   LEGAL PROCEEDINGS

           See Note 11 of Notes to Consolidated Financial Statements

Item 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

           Not Applicable

Item 3.   DEFAULTS UPON SENIOR SECURITIES

           Not Applicable

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           Not Applicable

Item 5.   OTHER INFORMATION

           Not Applicable

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

           (a) Exhibits:

               99.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350

               99.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

          (b)  Reports on Form 8-K

                (1) On August 14, 2002, the Company filed a Report on Form 8-K to report under Item 9 that it had attached as Exhibits to the Report the Certifications of its Chief Executive Officer and its Chief Financial Officer pursuant to
                      Section 906 of the Sarbanes-Oxley Act of 2002. The Certifications accompanied the Company's quarterly report on Form 10-Q for the quarter ended June 30, 2002, as filed with the Securities and Exchange Commission on August 14, 2002.

                      (2) On August 15, 2002, the Company filed a Report on Form 8-K to report under Item 5 that it had issued $42,500,000 of 7.20% senior unsecured notes, due August 12, 2009, pursuant to the Note Agreement dated as of August 12, 2002 among the Company and the "Purchasers" named therein

                      (the "Note Agreement"), and that the Company had also obtained a new line of credit of $90,000,000 pursuant to the Credit Agreement among the Company, certain lenders named therein, and Wells Fargo Bank Texas, National Association, as Administrative Agent, dated as of August 14, 2002 (the "Credit Agreement"). Copies of the Note Agreement and Credit Agreement were filed with the Report as Exhibits.

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

                        CASH AMERICA INTERNATIONAL, INC.
                     --------------------------------------
                                  (Registrant)

                         By: /s/ Thomas A. Bessant, Jr.
                            --------------------------------

                             Thomas A. Bessant, Jr.
                          Executive Vice President and
                             Chief Financial Officer

                             Date: October 31, 2002

                                 CERTIFICATION

        I, Daniel R. Feehan, Chief Executive Officer and President of Cash America International, Inc. ("registrant"), certify that:

     1.   I have reviewed this quarterly report on Form 10-Q of the registrant;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  October 31, 2002


/s/ Daniel R. Feehan
--------------------------------------
Daniel R. Feehan
Chief Executive Officer and President

                                  CERTIFICATION

        I, Thomas A Bessant, Jr., Executive Vice President and Chief Financial Officer of Cash America International, Inc. ("registrant"), certify that:

     1.   I have reviewed this quarterly report on Form 10-Q of the registrant;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  October 31, 2002


/s/ Thomas A. Bessant, Jr.
--------------------------
Thomas A. Bessant, Jr.
Executive Vice President and
Chief Financial Officer

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                         DESCRIPTION
-------                        -----------
99.1           Certification of Chief Executive Officer pursuant to 18 U.S.C.
               Section 1350

99.2           Certification of Chief Financial Officer pursuant to 18 U.S.C.
               Section 1350