Form 10-K
period 2002-12-31
CASH AMERICA INTERNATIONAL INC
filed 2003-03-14
CIK 807884

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------
                                   FORM 10-K

(Mark One)
   [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

           FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

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

     Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Act).  Yes [X]     No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of 21,951,743 shares of the registrant's common stock held by nonaffiliates on June 28, 2002 was approximately $201,956,036.

     At March 5, 2003 there were 24,275,409 shares of the registrant's Common Stock, $.10 par value, issued and outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's Annual Report to Shareholders for the year ended December 31, 2002 and definitive Proxy Statement pertaining to the 2003 Annual Meeting of Shareholders are incorporated herein by reference into Parts II and IV, and Part III, respectively.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        CASH AMERICA INTERNATIONAL, INC.

                          YEAR ENDED DECEMBER 31, 2002

                               INDEX TO FORM 10-K


PART I   ................................................................................................................1
         Item 1.           Business......................................................................................1
         Item 2.           Properties...................................................................................15
         Item 3.           Legal Proceedings............................................................................18
         Item 4.           Submission of Matters to a Vote of Security Holders..........................................18

PART II  ...............................................................................................................18
         Item 5.           Market for Registrant's Common Equity and Related Stockholder Matters........................18
         Item 6.           Selected Financial Data......................................................................18
         Item 7.           Management's Discussion and Analysis of Results of Operations and Financial Condition........18
         Item 7A.          Quantitative and Qualitative Disclosures About Market Risk...................................18
         Item 8.           Financial Statements and Supplementary Data..................................................19
         Item 9.           Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.........19

PART III ...............................................................................................................19
         Item 10.  Directors and Executive Officers of the Registrant...................................................19
         Item 11.  Executive Compensation...............................................................................19
         Item 12.  Security Ownership of Certain Beneficial Owners and Management.......................................19
         Item 13.  Certain Relationships and Related Transactions.......................................................19
         Item 14.  Controls and Procedures . . . . . . . . . . . .......................................................20

PART IV  ...............................................................................................................20
         Item 15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.....................................20

SIGNATURES..............................................................................................................22

                                  INTRODUCTION

         Cash America International, Inc. (the "Company") was incorporated in Texas on October 4, 1984, to succeed to the business, assets and liabilities of a predecessor corporation formed one year earlier to engage in the pawnshop business. As of December 31, 2002, the Company owns pawnshops through wholly-owned subsidiaries in sixteen states and the United Kingdom and Sweden. The Company also provides check cashing services in twenty-one states through its subsidiary Mr. Payroll Corporation. The Company's principal executive offices are located at 1600 West Seventh Street, Fort Worth, Texas 76102, and its telephone number is (817) 335-1100. As used herein, the "Company" includes Cash America International, Inc. and its subsidiaries.

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

         The Company contracts for a finance and service charge to compensate it for the use of the funds advanced. The finance and service charge is typically calculated as a percentage of the loan amount based on the size and duration of the transaction, in a manner similar to which interest is charged on a loan, and has generally ranged from 12% to 300% annually, as permitted by applicable state pawnshop laws. The pledged property is held through the term of the transaction, which, in the Company's domestic operations, is generally one month with an automatic sixty-day redemption period unless otherwise earlier repaid, renewed or extended. (For finance and service charges and transaction periods applicable to the Company's foreign operations, see "Business--Regulation." ). A majority of the amounts advanced by the Company are paid in full, together with accrued finance and service charges, or are renewed or extended through payment of accrued finance and service charges. For the years 2000, 2001, and 2002, loans repaid or renewed as a percentage of loans made were 67.5%, 65.6% , and 66.6% respectively. In the event that the borrower does not redeem his pawned goods, the unredeemed collateral is forfeited and becomes merchandise available for disposition by the Company.

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

         The Company added five lending locations in 2002 and 10 locations were either combined or closed. As of December 31, 2002, the Company owned 396 domestic and 59 foreign operating locations. The Company plans to expand its operating locations through new start-ups and acquisitions.

         Franchising. The Company offers and sells franchises to third parties for their independent ownership and operation of "Cash America" pawnshops in the United States. The Company did not sell or terminate any franchises in 2002. As of December 31, 2002, there were 13 franchised lending locations in operation. The Company plans to expand its franchise locations through new franchise sales.

         Check Cashing. While the Company's primary business involves the acquisition, establishment and operation of pawnshops, it also provides check cashing services through its subsidiary, Mr. Payroll Corporation ("Mr. Payroll"). As of December 31, 2002, Mr. Payroll operated 129 franchised and 6 company- owned manned check cashing centers in 21 states.

         Website Access to Reports. Through our home page at www.cashamerica.com, we provide free access to our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such reports are electronically filed with or furnished to the SEC.

LENDING FUNCTION

         The Company is engaged primarily in the business of lending money on the security of pledged goods. The pledged goods in the Company's domestic operations are generally tangible personal property other than securities or printed evidences of indebtedness and generally consist of jewelry, tools, televisions and stereos, musical instruments, firearms, and other miscellaneous items. In the Company's foreign operations, the pledged goods predominately consist of jewelry. Pawn loans are made without personal liability to the borrower. Because the loan is made without the borrower's personal liability, the Company does not investigate the creditworthiness of the borrower, but relies on the pledged personal property, and the possibility of its forfeiture, as a basis for its lending decision. The pledged tangible personal property is intended to provide security to the Company for the repayment of the amount advanced. The Company contracts for a finance and service charge as compensation for the use of the funds advanced. Pawn lending finance and service charges contributed approximately 59% of the Company's net revenue (total revenue less costs of revenue) in 2000, 56% in 2001 and 52% in 2002.

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

         In the United States, the amount that the Company is willing to finance is typically based on a percentage of the pledged personal property's estimated disposition value. The sources for the Company's determination of the estimated disposition value are numerous and include the Company's automated product valuation system as well as catalogues, "blue books," newspapers and previous disposition experience with similar items. These sources, together with the employees' experience in disposing of similar items of merchandise in particular pawnshops, influence the determination of the estimated disposition value of such items. The Company does not utilize a standard or mandated percentage of estimated disposition value in determining the amount to be financed. Instead, employees have the authority to set the percentage for a particular item and determine the ratio of loan amount to estimated disposition value with the expectation that, if the item is forfeited to the pawnshop, its subsequent disposition would yield a gross profit margin consistent with the Company's historical experience. The pledged property is held through the term of the transaction, which generally is one month with an automatic sixty-day redemption period (see "Regulation" for exceptions in certain states), unless earlier repaid, renewed or extended. A majority of the amounts advanced by the Company are paid in full with accrued finance and service charges or are renewed or extended through payment of accrued finance and service charges. In the event the pledgor does not repay, renew or extend his loan, the unredeemed collateral is forfeited to the Company and then becomes merchandise available for disposition. The Company does not record loan losses or charge-offs inasmuch as, if the pledged goods are not redeemed, the amount advanced becomes the carrying cost of the forfeited collateral that is to be recovered through the merchandise disposition function described below.

         With regard to the Company's foreign operations, the amount that the pawnshop is willing to finance in a pledge of jewelry is typically based on a fixed amount per gram of the gold or silver content of the pledged property plus additional amounts for diamonds and other features which, in the unit management's assessment, enhance the market value of the pledged property. Similar to domestic operations, fluctuations in gold and silver prices historically have affected the amount that the pawnshop is willing to lend against an item. A sustained increase or decrease in the market price of gold or silver can cause a related increase or decrease in the amount of the pawnshop's loan portfolio and related finance and service charge revenue. The pawn loans are made for a term of six months with an approximate annual blended yield on average foreign pawn loans outstanding in 2002 of 54.2%. The collateral is held through the term of the loan, and, in the event that the loan is not repaid or renewed on or before maturity, the unredeemed collateral is disposed of at auction or through merchandise disposition activities in the pawnshops.

         For domestic and foreign operations, the recovery of the amount advanced, as well as realization of a profit on disposition of merchandise, is dependent on the Company's initial assessment of the property's estimated disposition value. Improper assessment of the disposition value of the collateral in the lending function could result in the disposition of the merchandise for an amount less than the amount advanced. However, the Company historically has experienced profits from the disposition of such merchandise. Declines in gold and silver prices generally will also reduce the disposition value of jewelry items acquired in pawn transactions and could adversely affect the Company's ability to recover the carrying cost of the acquired collateral. For 2000, 2001 and 2002, the Company experienced gross profit margins on dispositions of merchandise of 33%, 35%, and 35%, respectively.

         At December 31, 2002, the Company had approximately 1,186,000 outstanding loans totaling $127,388,000, with an average balance of approximately $107 per loan.

Presented below is information with respect to pawn loans made, acquired, repaid and forfeited for the years ended December 31, 2000, 2001, and 2002:




                                                                                  2000             2001             2002
                                                                              ------------     ------------     ------------
                                                                                             ($ in thousands)


Loans made ................................................................   $    408,091     $    403,724     $    408,467


Loans acquired ............................................................             --              388              896



Loans repaid ..............................................................       (238,937)        (227,981)        (235,533)

Loans renewed .............................................................        (36,629)         (36,880)         (36,387)

Loans forfeited:

     Available for disposition ............................................       (122,832)        (128,397)        (122,295)

     Disposed at auction ..................................................        (12,693)          (9,858)         (10,295)

Effect of exchange rate translation .......................................         (4,367)          (2,388)           5,945
                                                                              ------------     ------------     ------------



     Net increase (decrease) in pawn loans outstanding at end of period ...   $     (7,367)    $     (1,392)    $     10,798
                                                                              ============     ============     ============

Loans repaid or renewed as a percent of loans made ........................           67.5%            65.6%            66.6%
                                                                              ============     ============     ============


         In addition, the Company offers a small consumer cash advance product through many of its existing stores. The Company introduced the small consumer cash advance product to its broad group of locations in 2000. The product was available in 391 domestic lending units at December 31, 2002, including 309 units that offer the product on behalf of a third-party financial institution (the "Bank") that underwrites the advance to the customer and pays the Company a fee for its administrative services. The product offered by the Company in 82 locations provides customers with cash in exchange for a promissory note or other repayment agreement supported by that customer's personal check for the aggregate amount of the cash advanced plus a service fee. The Company holds the check for the predetermined period of the cash advance, typically less than 17 days. To repay the advance, customers may redeem their checks by paying cash or they may allow the checks to be presented for collection. (Although these cash advance transactions may take the form of loans or deferred check deposit transactions, the transactions are referred to throughout this report as "cash advances" for convenience.) As of December 31, 2002, $12,139,000 of gross cash advances were outstanding, including $8,181,000 extended to customers by the Bank that is not included in the Company's consolidated balance sheet. An allowance for losses of $1,748,000 has been provided in the consolidated financial statements. Cash advance fees earned by the Company contributed approximately 1% of the Company's net revenue (total revenue less costs of revenue) in 2000, 3% in 2001 and 8% in 2002.

         Under the terms of the August 2001 amendment to the Company's agreement with the Bank, the Bank assigns each cash advance that remains unpaid after its maturity date to the Company at a discount from the amount owed by the borrower, and the Company undertakes the collection activity on the account. One of the reasons for this practice is to benefit from the use of the Company's collections resources and proficiency. As a result, losses on cash advances assigned to the Company that prove uncollectible are the sole responsibility of the Company. Therefore, when evaluating the Company's overall allowance for losses, management includes estimates for these cash advance losses, while active in the Bank's portfolio, at a level projected to be adequate to absorb credit losses inherent in the outstanding portfolio. For additional information, see Note 5 of "Notes to Consolidated Financial Statements" in the Company's 2002 Annual Report to Stockholders, which is incorporated herein by reference.

Presented below is information with respect to the cash advance product for the years ended December 31, 2000, 2001 and 2002:


                                                              2000           2001           2002
                                                          ------------   ------------   ------------
Locations offering cash advances at end of year .......            330            386            391
     On behalf of the Company .........................            143             71             82
     On behalf of the Bank ............................            187            315            309
Amount of cash advances written (in thousands) ........   $     10,066   $     49,003   $    123,705
     On behalf of the Company .........................   $      8,620   $     11,563   $     17,561
     On behalf of the Bank ............................   $      1,446   $     37,440   $    106,144
Amount of cash advances assigned ......................   $         --   $      5,520   $     23,806
     by the Bank (in thousands)
Average cash advance amount written ...................   $        187   $        261   $        284


MERCHANDISE DISPOSITION FUNCTION

         The Company engages in the disposition of merchandise acquired when a pawn loan is not repaid, when used goods are purchased from the general public and when new merchandise is acquired from vendors. New goods consist primarily of accessory merchandise which enhances the marketability of existing merchandise, such as tools, consumer electronics and jewelry. For the year ended December 31, 2002, $151,350,000 of merchandise was added to merchandise held for disposition, of which $122,295,000 was from loans not repaid, and $29,055,000 was purchased from customers and vendors and through acquisitions of pawnshops.

         The Company does not provide its customers with warranties on used merchandise purchased from the Company. The Company permits its customers to purchase merchandise on a layaway plan whereby the customer agrees to purchase an item by making an initial cash deposit representing a small portion of the disposition price and making additional, non-interest bearing payments on the balance of the disposition price in accordance with a specified schedule. The Company then segregates the item and holds it until the disposition price is paid in full. Should the customer fail to make a required payment, the item is placed with the other merchandise held for disposition. At December 31, 2002, the Company held approximately $4,050,000 in customer layaway deposits.

         The Company provides an allowance for valuation and shrinkage of its merchandise based on management's evaluation. Management's evaluation takes into consideration historical shrinkage, the quantity and age of slow-moving merchandise on hand and markdowns necessary to liquidate slow-moving merchandise. At December 31, 2002, total lending operations merchandise on hand was $54,444,000, after deducting an allowance for valuation and shrinkage of merchandise of $1,445,000.

FINANCIAL INFORMATION ON SEGMENTS AND AREAS

         Additional financial information regarding the Company's revenues and assets by each of its three operational segments and by geographic area is provided in Note 16 of "Notes to Consolidated Financial Statements" in the Company's 2002 Annual Report to Stockholders, which is incorporated herein by reference.

OPERATIONS

         Unit Management

         Each location has a unit manager who is responsible for supervising its personnel and assuring that it is managed in accordance with Company guidelines and established policies and procedures. Each unit manager reports to a Market Manager who typically oversees approximately ten unit managers. As of December 31, 2002, the Company has one operating division in the United States, which is managed by an Executive Vice President. This operating division consists of four geographic operating regions, each of which is managed by a Region Vice President. Each Market Manager reports to a Region Vice President. The Harvey & Thompson and Svensk Pantbelaning chains follow a similar management organization, with a Managing Director overseeing each of these operations.

         Trade Name

         The Company operates its pawnshops under the trade name "Cash America Pawn" in the U.S., "Harvey & Thompson Pawnbrokers" in the U.K., and "Svensk Pantbelaning" in Sweden. The Company has registered the "Cash America" mark and descriptive logos and phrases with the United States Patent and Trademark Office.

         Personnel

         At December 31, 2002, the Company employed 3,096 persons in its operations in 16 states, the United Kingdom and Sweden. Of the total employees, approximately 246 were in executive and administrative functions.

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

         The experienced employee receives training and an introduction to the fundamentals of management to acquire the skills necessary to move into management positions within the organization. Manager training involves a twelve-month program and includes additional management principles and more extensive training in income maximization, recruitment, merchandise control and cost efficiency.

FUTURE EXPANSION

         The Company's objective is to continue to expand the number of pawnshops and cash advance locations it owns and operates through acquisitions and by establishing new units. Management believes that such anticipated expansion will continue to provide economies of scale in supervision, purchasing, administration and marketing by decreasing the overall average cost of such functions per unit owned.

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

         The Company's expansion has not only been in acquiring previously owned pawnshops, but also in establishing new locations. After a suitable location has been found and a lease and license are obtained, the new location can be ready for business within four to six weeks, with completion of counters, vaults and security system and transfer of merchandise from other locations. The approximate start-up costs, defined as the investment in property and equipment, for recently established pawnshops have ranged from $181,000 to $201,000, with an average estimated cost per location of approximately $192,000 in 2002. This amount does not include merchandise transferred from other locations, funds to advance on pawn loans and operating expenses.

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

         Capital Requirements. In some states, the Company is required by law to maintain a minimum amount of certain unencumbered net assets (currently $150,000 in Texas) for each pawnshop location. The Company's expansion plans will therefore be limited in these states to the extent the Company is unable to maintain these required levels of unencumbered net assets. At present, this requirement does not limit the Company's growth in Texas.

         Availability of Qualified Unit Management Personnel. The Company's ability to expand may also be limited by the availability of qualified unit management personnel. While the Company seeks to train its existing personnel to enable those capable to assume management positions and to create attractive compensation packages to retain existing management personnel, there can be no assurance that sufficient qualified personnel will be available to satisfy the Company's needs with respect to its planned expansion.

COMPETITION

         The Company encounters significant competition in connection with its lending and merchandise disposition operations. Some competitors (such as certain commercial banks and consumer finance companies) may have greater financial resources than the Company. Several competing pawnshop companies have implemented expansion and acquisition programs. See "Business -- Future Expansion." These competitive conditions may adversely affect the Company's revenues and profitability.

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

         The Texas Pawnshop Act prescribes the stratified loan amounts and the maximum allowable rates of pawn service charge that pawnbrokers in Texas may charge for the lending of money within each stratified range of loan amounts. That is, the Texas law establishes the maximum allowable pawn service charge rates based on the amount financed per pawn loan. The maximum allowable rates under the Texas Pawnshop Act for the various stratified loan amounts for the fiscal years ended June 30, 2001, 2002 and 2003 are as follows:

    Year Ended June 30, 2001                Year Ended June 30, 2002              Year Ended June 30, 2003
--------------------------------        --------------------------------        ---------------------------------
                       Maximum                                 Maximum                                  Maximum
      Amount           Allowable              Amount          Allowable             Amount             Allowable
     Financed           Annual              Financed            Annual             Financed              Annual
     Per Pawn         Percentage            Per Pawn          Percentage           Per Pawn            Percentage
       Loan              Rate                 Loan               Rate                Loan                Rate
-----------------     ----------        -----------------     ----------        ------------------     ----------
$    1 to $   144.....    240%          $    1 to $   150.....    240%          $     1 to $   150.....   240%
   145 to     480.....    180              151 to   1,000.....    180               151 to   1,000.....   180
   481 to   1,440.....     30            1,001 to   1,500.....     30             1,001 to   1,500.....    30
 1,441 to  12,000.....     12            1,501 to  12,500.....     12             1,501 to  12,500.....    12

These rates are reviewed and established annually by the Texas Consumer Credit Commissioner. The maximum allowable service charge rates were established and have not been revised since 1971, when the Texas Pawnshop Act was enacted. Since 1981, the ceiling amounts for stratification of the loan amounts to which these rates apply have been revised each July 1 in relation to the Consumer Price Index. In 2001, the Texas legislature amended the Texas Pawnshop Act to establish the ceiling amounts reflected above for the year ended June 30, 2002. The Texas Pawnshop Act also prescribes the maximum allowable pawn loan. Under current Texas law, a pawn loan may not exceed $12,500. In addition to establishing maximum allowable service charge rates and loan ceilings, the Texas Pawnshop Act also provides for the licensing of pawnshops and pawnshop employees. To be eligible for a pawnshop license in Texas, an applicant must (i) be of good moral character, (ii) have net assets of at least $150,000 readily available for use in conducting the business of each licensed pawnshop, (iii) show that the pawnshop will be operated lawfully and fairly in accordance with the Texas Pawnshop Act, (iv) show that the applicant has the financial responsibility, experience, character, and general fitness to command the confidence of the public in its operations, and (v) in the case of a business entity, the good moral character requirement shall apply to each officer, director and holder of 5% or more of the entity's outstanding shares.

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

                                                Maximum
                                               Allowable
    Range of                                     Annual
     Amount                                    Percentage
    Financed                                     Rate
    Per Pawn                                    within
      Loan                                       Range
------------------                             ----------
$    1 to  $   150...........................     240%
   151 to      250...........................     180
   251 to      500...........................     120
   501 to    1,000...........................      60
 1,001 to   25,000...........................      36


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

         United Kingdom Regulations. Pawnshops in the United Kingdom conduct pawn operations in a manner that is similar to the Company's domestic operations, except that pawnshops generally lend money only on the security of jewelry and gold and silver items. The Consumer Credit Act 1974 in the United Kingdom requires that the pawnbroker notify the customer following the expiration of the six-month loan term and before the pledged items are sold by the pawnbroker. Unredeemed items are generally sold at auction. For loans exceeding 75 pounds sterling, any amounts received on the auction sale in excess of the principal amount of the loan, accrued finance and service charge and disposition expenses must be held by the pawnbroker to be reclaimed by the customer. If the pawnbroker is the highest bidder at the auction, it reclaims the merchandise for later disposition from its pawnshop premises and may realize gross profit on resale. For loans of 75 pounds sterling or less, unredeemed merchandise is automatically forfeited to the pawnbroker, and the pawnbroker may dispose of such merchandise to the public from the pawnshop premises and retain any excess sales proceeds.

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

         Sweden Regulations. The regulatory environment for pawnshops in Sweden is very similar to that in the United Kingdom. Sweden's current pawnbroking act provides that the loan term may not exceed one year, that the pawnbroker is entitled to default interest on arrears for a maximum of four months from the due date, and that the pawnbroker may not dispose of unredeemed merchandise less than two months after the due date. The disposition must take place at a public auction, and the customer is entitled to any excess disposition proceeds after deduction for principal, interest and other fees and charges.

         Swedish law provides for licensing and supervision of pawnshops by the local County Administrative Boards. The law does not specify a maximum allowable interest rate for pawn loans, and it does not authorize the local County Administrative Boards to regulate the rates that pawnbrokers may charge. Currently, the Company typically charges a rate of between 3.25% and 3.75% per month. Also, the act grants Swedish pawnbrokers the authority to purchase unredeemed merchandise at the public auction and then dispose of the merchandise to the public from the pawnshop premises.

         Small Consumer Cash Advances. The Company offers a small consumer cash advance product referred to as "cash advances" through many of its existing stores. (See "Lending Function.") Each state in which the Company offers the product has specific laws dealing with the conduct of this business. Typically, the applicable regulations restrict the amount of finance and service charges that may be assessed and limit customers' ability to renew these transactions. In many instances, the regulations also limit the aggregate amount that a provider may advance (and, in some cases, the number of cash advances the provider may make) to any one customer at one time. Providers typically must obtain a separate license from the state licensing authority in order to offer this product. The Company must also comply with the various disclosure requirements under the federal Truth in Lending Act (and Federal Reserve Regulation Z promulgated under that Act) in connection with these cash advance transactions.

         As noted above, these cash advances are offered by a third-party Bank in 309 of the Company's units (at December 31, 2002). The federal banking regulators who supervise the Bank's activities closely scrutinize all aspects of the Bank's cash advance program. Further, certain state regulators have asserted that the Company must have a license under state law in order to perform the administrative services that it performs for the Bank. In addition to some of these federal and state regulators, a number of consumer advocacy groups and federal and state legislators have asserted that laws and regulations should be tightened so as to severely limit, if not eliminate, the availability of this cash advance product to consumers, despite the significant demand for it. Along with the leadership of the short-term cash advance industry, the Company opposes such overly restrictive regulation and legislation. Nevertheless, the possibility exists that some combination of federal and state regulation and legislation could come to pass, which could restrict, or even eliminate, the availability of this cash advance product at some or all of the Company's stores.

         During January 2003, the Company announced its intent to change third-party providers of these cash advances, and the Bank announced that it would be exiting the cash advance business. The new third-party providers will be state-chartered financial institutions supervised by the Federal Deposit Insurance Corporation ("FDIC"). The transition will occur over the first four months of 2003. The FDIC has recently developed draft guidelines for cash advance programs that would apply to all financial institutions under the FDIC's supervision that offer these programs. The guidelines describe the FDIC's expectations for prudent risk management practices for cash advance activities, particularly with regard to capital, allowance for loan losses, and loan classifications. The draft also addresses guidelines for recovery practices, income recognition, and managing risks associated with third-party relationships, as well as compliance with consumer protection laws. The Company anticipates that the FDIC will issue final guidelines on or about March 31, 2003 and that the guidelines should form the basis for sound and appropriate regulation of cash advance programs conducted by FDIC-supervised financial institutions.

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

         Under the USA PATRIOT Act passed by Congress in 2001, the Company will be required to maintain an anti-money laundering compliance program. The program must include (1) the development of internal policies, procedures, and controls;
(2) the designation of a compliance officer; (3) an ongoing employee training program; and (4) an independent audit function to test the program. The United States Department of Treasury is expected to issue regulations specifying the appropriate features and elements of anti-money laundering compliance programs for the pawnbroking and short-term cash advance industries.

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

         A copy of the transaction ticket is provided to local law enforcement agencies for processing to determine conflicting claims of rightful ownership. Goods held to secure pawn loans or goods purchased which are determined to belong to an owner other than the borrower or seller are subject to recovery by the rightful owner. However, the Company historically has not experienced a material number of claims of this sort, and the claims experienced have not had a material adverse effect on the Company's results of operations.

         Casualty insurance, including burglary coverage, is maintained for each of the Company's pawnshops, and fidelity coverage is maintained on each of the Company's employees.

         Management of the Company believes its operations are conducted in material compliance with all federal, state and local laws and ordinances applicable to its business.

         The Company's franchising activities may be subject to various state regulations that, among other things, mandate disclosures to prospective franchisees and other requirements.

EXECUTIVE OFFICERS

         The following sets forth, as of March 5, 2003, certain data concerning the executive officers of the Company, all of whom are elected on an annual basis. There is no family relationship between any of the executive officers.


       Name                Age                            Position
-----------------------    ---      ---------------------------------------------------------
Daniel R. Feehan           52       Chief Executive Officer and President
Thomas A. Bessant, Jr.     44       Executive Vice President - Chief Financial Officer
Robert D. Brockman         48       Executive Vice President - Administration
Jerry D. Finn              56       Executive Vice President - Domestic Pawn Operations
Michael D. Gaston          58       Executive Vice President - Business Development
William R. Horne           59       Executive Vice President - Information Technology
James H. Kauffman          58       Executive Vice President - International Operations
Hugh A. Simpson            43       Executive Vice President - General Counsel and Secretary

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

     James H. Kauffman joined the Company in July 1996 as Executive Vice President - Chief Financial Officer. He served as President - Cash America Pawn from July 1997 to July 1998, and served as Chief Executive Officer of Rent-A-Tire, Inc. from July 1998 until August 2002. He has also served as Executive Vice President-International Operations since October 1999. Prior to joining the Company, Mr. Kauffman served as President of Keystone Steel & Wire Company, a wire products manufacturer, from July 1991 to June 1996.

     Hugh A. Simpson joined the Company in December 1990 as Vice President and General Counsel and was elected Vice President - General Counsel and Secretary in April 1991. He was elected Senior Vice President - General Counsel and Secretary in July 1997 and has served as Executive Vice President - General Counsel and Secretary since July 1998.

ITEM 2. PROPERTIES

         As of March 5, 2003, the Company owns the real estate and building for six of its domestic pawnshop locations and four of its pawnshop locations in the United Kingdom. Since May 1992, the Company's headquarters have been located in a nine-story building adjacent to downtown Fort Worth, Texas. The Company purchased the building in January 1992. On March 28, 2000, a tornado severely damaged the building. Headquarters operations were relocated to temporary facilities. The Company's operating locations were not affected. Restoration of the building began in the fourth quarter of 2000 and was completed in the fourth quarter of 2001. The Company's insurance coverage provided proceeds for repairs to the building; replacement of furniture, improvements, and equipment; recovery of losses resulting from business interruption; and recovery of other general expenses. All of the Company's other locations are leased from unaffiliated parties under non-cancelable operating leases with terms ranging from 3 to 10 years.

         The following table sets forth, as of March 5, 2003, the geographic markets served by the Company and the number of owned lending locations in such markets in which it presently operates.

                                                                                            Number of
                                                                                            Locations
                                                                                             in Area
                                                                                            ---------
TEXAS:
         Houston........................................................................       43
         Central/South Texas............................................................       54
         Dallas/Fort Worth..............................................................       34
         West Texas.....................................................................       22
         Rio Grande Valley..............................................................        9
                                                                                              ---
             Total Texas................................................................      162
                                                                                              ---

FLORIDA:
         Tampa/St. Petersburg...........................................................       15
         Orlando........................................................................       14
         Jacksonville...................................................................       10
         Other .........................................................................       23
                                                                                              ---
             Total Florida..............................................................       62
                                                                                              ---

TENNESSEE:
         Memphis........................................................................       20
         Nashville......................................................................        5
                                                                                              ---
             Total Tennessee............................................................       25
                                                                                              ---

GEORGIA:
         Atlanta........................................................................       12
         Savannah.......................................................................        5
         Other .........................................................................        2
                                                                                              ---
             Total Georgia..............................................................       19
                                                                                              ---

LOUISIANA:
         New Orleans....................................................................        9
         Baton Rouge....................................................................        3
         Other .........................................................................        8
                                                                                              ---
             Total Louisiana............................................................       20
                                                                                              ---

OKLAHOMA:
         Oklahoma City..................................................................       11
         Tulsa .........................................................................        4
                                                                                              ---
             Total Oklahoma.............................................................       15
                                                                                              ---

MISSOURI:
         Kansas City....................................................................       11
         St. Louis......................................................................        5
                                                                                              ---
             Total Missouri.............................................................       16
                                                                                              ---

INDIANA:
         Indianapolis...................................................................        9
         Fort Wayne.....................................................................        3
         Other .........................................................................        1
                                                                                              ---
             Total Indiana..............................................................       13
                                                                                              ---

NORTH CAROLINA:
         Charlotte......................................................................        6
         Greensboro/Winston Salem.......................................................        3
         Other..........................................................................        1
                                                                                              ---
             Total North Carolina.......................................................       10
                                                                                              ---

ALABAMA:
         Mobile.........................................................................        4
         Birmingham.....................................................................        4
         Other .........................................................................        1
                                                                                              ---
             Total Alabama..............................................................        9
                                                                                              ---

KENTUCKY:
         Louisville.....................................................................        9
                                                                                              ---

ILLINOIS:
         Chicago........................................................................        9
         Other..........................................................................        1
                                                                                              ---
             Total Illinois ............................................................       10
                                                                                              ---

SOUTH CAROLINA:
         Charleston.....................................................................        3
         Greenville.....................................................................        3
                                                                                              ---
             Total South Carolina.......................................................        6
                                                                                              ---
UTAH:
         Salt Lake City.................................................................        6
                                                                                              ---

OHIO:
         Cincinnati.....................................................................        6
                                                                                              ---

COLORADO:
         Colorado Springs...............................................................        3
         Denver.........................................................................        1
         Other .........................................................................        1
                                                                                              ---
             Total Colorado.............................................................        5
                                                                                              ---
             Total United States........................................................      393
                                                                                              ---

UNITED KINGDOM:
         London.........................................................................       30
         Other .........................................................................       21
                                                                                              ---
             Total United Kingdom.......................................................       51
                                                                                              ---

SWEDEN:
         Stockholm......................................................................        4
         Other..........................................................................        7
                                                                                              ---
             Total Sweden...............................................................       11
                                                                                              ---

       GRAND TOTAL......................................................................      455
                                                                                              ===

         The Company considers its equipment, furniture and fixtures and owned buildings to be in good condition. The Company has its own construction supervisors who engage local contractors to selectively remodel and upgrade its domestic pawnshop facilities throughout the year.

         The Company's leases typically require the Company to pay all maintenance costs, insurance costs and property taxes. For additional information concerning the Company's leases see Note 19 of Notes to Consolidated Financial Statements in the Company's 2002 Annual Report to Stockholders ("Annual Report"), which is incorporated herein by reference.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to the Company's security holders during the fourth quarter ended December 31, 2002.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         Information contained under the caption "Quantitative and Qualitative Disclosures About Market Risk" in the Annual Report is incorporated herein by reference in response to this Item 7A.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Information contained under the captions "Consolidated Financial Statements," "Notes to Consolidated Financial Statements," and "Quarterly Financial Data" in the Annual Report is incorporated herein by reference in response to this Item 8.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information contained under the caption "Election of Directors" in the Company's Notice of Annual Meeting and Proxy Statement for the Company's 2003 Annual Meeting of Shareholders (the "Proxy Statement") is incorporated herein by reference in response to this Item 10. See Item 1, "Executive Officers" for information concerning executive officers.

ITEM 11. EXECUTIVE COMPENSATION

         Information contained under the caption "Executive Compensation" in the Proxy Statement is incorporated herein by reference in response to this Item 11.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information contained under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement is incorporated herein by reference in response to this Item 12. Information regarding the Company's equity compensation plans is set forth in the section entitled "Executive Compensation-Equity Compensation Plan Information" in the Proxy Statement, which information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information contained under the caption "Executive Compensation" in the Proxy Statement is incorporated herein by reference in response to this Item 13.

ITEM 14. CONTROLS AND PROCEDURES

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

         (b) There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date. No significant deficiencies or material weaknesses in the Company's internal controls were identified. Therefore, no corrective actions were taken.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a)(1) The following financial statements of the Company and Report of Independent Accountants are contained in the Annual Report and are incorporated herein by reference.

         CONSOLIDATED FINANCIAL STATEMENTS:

                  Consolidated Balance Sheets as of December 31, 2002 and 2001.

                  Consolidated Statements of Operations for the years ended December 31, 2002, 2001 and 2000.

                  Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000.

                  Consolidated Statements of Stockholders' Equity for the years ended December 31, 2002, 2001 and 2000.

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

         (3) The exhibits filed in response to Item 601 of Regulation S-K are listed in the Exhibit Index on pages 28 through 31.

(b) During the fourth quarter ended December 31, 2002, the Company did not file any reports on Form 8-K.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 14, 2003.

                                        CASH AMERICA INTERNATIONAL, INC.



                                        By:      /s/ DANIEL R. FEEHAN
                                           -------------------------------------
                                                    Daniel R. Feehan
                                           Chief Executive Officer and President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on March 14, 2003 on behalf of the registrant and in the capacities indicated.

                  Signature                            Title                                 Date
                  ---------                            -----                                 ----



           /s/ JACK R. DAUGHERTY               Chairman of the Board                     March 14, 2003
-----------------------------------------         of Directors
               Jack R. Daugherty


           /s/ DANIEL R. FEEHAN                Chief Executive Officer,                  March 14, 2003
-----------------------------------------       President and Director
               Daniel R. Feehan              (Principal Executive Officer)


           /s/ THOMAS A. BESSANT, JR.          Executive Vice President -                March 14, 2003
-----------------------------------------       Chief Financial Officer
               Thomas A. Bessant, Jr.          (Principal Financial and
                                                  Accounting Officer)

           /s/ A. R. DIKE                              Director                          March 14, 2003
-----------------------------------------
               A. R. Dike


           /s/ JAMES H. GRAVES                         Director                          March 14, 2003
-----------------------------------------
               James H. Graves


        /s/ B. D. HUNTER                               Director                          March 14, 2003
-----------------------------------------
            B. D. Hunter


        /s/ TIMOTHY J. McKIBBEN                        Director                          March 14, 2003
-----------------------------------------
            Timothy J. McKibben


        /s/ ALFRED M. MICALLEF                         Director                          March 14, 2003
-----------------------------------------
            Alfred M. Micallef


        /s/ CLIFTON H. MORRIS, JR.                     Director                          March 14, 2003
-----------------------------------------
            Clifton H. Morris, Jr.

                                  CERTIFICATION

I, Daniel R. Feehan, Chief Executive Officer and President, certify that:

         1. I have reviewed this annual report on Form 10-K of Cash America International, Inc. ("registrant");

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                  c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 14, 2003


/s/ Daniel R. Feehan
--------------------------------------
Daniel R. Feehan
Chief Executive Officer and President

                                  CERTIFICATION

I, Thomas A Bessant, Jr., Executive Vice President and Chief Financial Officer, certify that:

         1. I have reviewed this annual report on Form 10-K of Cash America International, Inc. ("registrant");

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                  c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: March 14, 2003


/s/ Thomas A. Bessant, Jr.
-------------------------------
Thomas A. Bessant, Jr.
Executive Vice President and
Chief Financial Officer

                        CASH AMERICA INTERNATIONAL, INC.

                         SCHEDULE II- VALUATION ACCOUNTS

                   For the Three Years Ended December 31, 2002

                             (Dollars in thousands)



                                                                                Additions
                                                                         ------------------------
                                                            Balance
                                                               at         Charged       Charged                         Balance
                                                            Beginning        to            to                           at End
Description                                                 of Period     Expense        Other         Deductions      of Period
-----------                                                 ----------   ----------    ----------      ----------      ----------

Allowance for valuation of inventory:

Year Ended:

December 31, 2002 .......................................   $    1,589   $      904    $       -0-     $    1,048      $    1,445
                                                            ==========   ==========    ==========      ==========      ==========

December 31, 2001 .......................................   $    2,012   $      745    $       -0-     $    1,168(a)   $    1,589
                                                            ==========   ==========    ==========      ==========      ==========

December 31, 2000 .......................................   $    2,008   $    1,060    $       -0-     $    1,056(a)   $    2,012
                                                            ==========   ==========    ==========      ==========      ==========

Allowance for losses on small consumer cash advances:

Year Ended:

December 31, 2002 .......................................   $      711   $    6,676    $    2,052(b)   $    7,691      $    1,748
                                                            ==========   ==========    ==========      ==========      ==========

December 31, 2001 .......................................   $      243   $    2,301    $      302(b)   $    2,135      $      711
                                                            ==========   ==========    ==========      ==========      ==========

December 31, 2000 .......................................   $       15   $      477    $        3(b)   $      252      $      243
                                                            ==========   ==========    ==========      ==========      ==========


Allowance for valuation of discontinued operations:

Year Ended:

December 31, 2002 .......................................   $    8,093   $   (1,214)   $       -0-     $    6,256      $      623
                                                            ==========   ==========    ==========      ==========      ==========

December 31, 2001 .......................................   $       -0-  $   10,961    $       -0-     $    2,868      $    8,093
                                                            ==========   ==========    ==========      ==========      ==========

Allowance for valuation of deferred tax assets:

Year Ended:

December 31, 2002 .......................................   $    7,628   $       63    $       -0-     $       -0-     $    7,691
                                                            ==========   ==========    ==========      ==========      ==========

December 31, 2001 .......................................   $    7,919   $       -0-   $       -0-     $      291      $    7,628
                                                            ==========   ==========    ==========      ==========      ==========

December 31, 2000 .......................................   $    2,604   $    5,457    $       -0-     $      142      $    7,919
                                                            ==========   ==========    ==========      ==========      ==========


----------
(a)  Deducted from allowance for write-off or other disposition of merchandise.

(b)  Recoveries.

                        REPORT OF INDEPENDENT ACCOUNTANTS

                         ON FINANCIAL STATEMENT SCHEDULE





To the Board of Directors and Stockholders

Cash America International, Inc.



Our audits of the consolidated financial statements referred to in our report dated January 23, 2003, appearing in the 2002 Annual Report to Shareholders of Cash America International, Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.





PRICEWATERHOUSECOOPERS LLP



Fort Worth, Texas

January 23, 2003

                                  EXHIBIT INDEX



         The following documents are filed as a part of this report. Those exhibits previously filed and incorporated herein by reference are identified by reference to the list of prior filings after the list of exhibits. Exhibits not required for this report have been omitted.



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

10.3        --1989 Key Employee Stock Option Plan. (g) (Exhibit 10.48)

10.4        --Amendment to 1989 Key Employee Stock Option Plan dated January 21,
            1997. (h) (Exhibit 10.6)

10.5        --1994 Long-Term Incentive Plan. (i) (Exhibit 10.5)

10.6        --Amendment to 1994 Long-Term Incentive Plan dated July 22, 1997.
            (j) (Exhibit 10.1)

10.7        --Amendment to 1994 Long-Term Incentive Plan dated April 20, 1999.
            (r) (Exhibit 10.1)

10.8        --Amendment to 1994 Long-Term Incentive Plan dated May 16, 2001.

10.9        --Amended and Restated Executive Employment Agreement between the
            Company and Mr. Feehan dated as of April 29, 2001. (t) (Exhibit
            10.1)

10.10       --Consultation Agreements between the Company and Messrs. Dike,
            Hunter, Motheral, and Rizzo, each dated April 25, 1990. (k) (Exhibit
            10.49)

10.11       --Note Agreement between the Company and Teachers Insurance and
            Annuity Association of America dated as of May 6, 1993. (l) (Exhibit
            10.1)

10.12       --First Supplement to Note Agreement between the Company and
            Teachers Insurance and Annuity Association of America dated as of September 20, 1994. (i) (Exhibit 10.11)

10.13 --Second Supplement (May 12, 1995), Third Supplement (July 7, 1995), and Fourth Supplement (November 10, 1995) to 1993 Note Agreement between the Company and Teachers Insurance and Annuity Association of America. (m) (Exhibit 10.1)

10.14 --Fifth Supplement (December 30, 1996) to 1993 Note Agreement between the Company and Teachers Insurance and Annuity Association of America. (h) (Exhibit 10.13)

10.15 --Sixth Supplement (December 30, 1997) to 1993 Note Agreement between the Company and Teachers Insurance and Annuity Association of America. (n) (Exhibit 10.16)

10.16 --Seventh Supplement (December 31, 1998) to 1993 Note Agreement between the Company and Teachers Insurance and Annuity Association of America. (o) (Exhibit 10.18)

10.17 --Eighth Supplement (September 29, 1999) to 1993 Note Agreement between the Company and Teachers Insurance and Annuity Association of America. (p) (Exhibit 10.3)

10.18 --Ninth Supplement (June 30, 2000) to 1993 Note Agreement between the Company and Teachers Insurance and Annuity Association of
            America. (s) (Exhibit 10.3)

10.19 --Tenth Supplement (September 30, 2001) to 1993 Note Agreement between the Company and Teachers Insurance and Annuity Association of America. (u) (Exhibit 10.18)

10.20       --Note Agreement between the Company and Teachers Insurance and
            Annuity Association of America dated as of July 7, 1995. (q)
            (Exhibit 10.1)

10.21 --First Supplement (November 10, 1995) to 1995 Note Agreement between the Company and Teachers Insurance and Annuity Association of America. (m) (Exhibit 10.2)

10.22 --Second Supplement (December 30, 1996) to 1995 Note Agreement between the Company and Teachers Insurance and Annuity Association of America. (h) (Exhibit 10.16)

10.23 --Third Supplement (December 30, 1997) to 1995 Note Agreement between the Company and Teachers Insurance and Annuity Association of America. (n) (Exhibit 10.20)

10.24 --Fourth Supplement (December 31, 1998) to 1995 Note Agreement between the Company and Teachers Insurance and Annuity Association of America. (o) (Exhibit 10.23)

10.25 --Fifth Supplement (September 29, 1999) to 1995 Note Agreement between the Company and Teachers Insurance and Annuity Association of America. (p) (Exhibit 10.2)

10.26 --Sixth Supplement (June 30, 2000) to 1995 Note Agreement between the Company and Teachers Insurance and Annuity Association of
            America. (s) (Exhibit 10.2)

10.27 --Seventh Supplement (September 30, 2001) to 1995 Note Agreement between the Company and Teachers Insurance and Annuity Association of America. (u) (Exhibit 10.26)

10.28 --Note Agreement dated as of December 1, 1997 among the Company and the Purchasers named therein for the issuance of the Company's 7.10%
            Senior Notes due January 2, 2008 in the aggregate principal amount of $30,000,000. (n) (Exhibit 10.23)

10.29       --First Supplement (December 31, 1998) to Note Agreement dated as of
            December 1, 1997 among the Company and the Purchasers named therein.
            (o) (Exhibit 10.29)

10.30 --Second Supplement (September 29, 1999) to Note Agreement dated as of December 1, 1997 among the Company and the Purchasers named therein. (p) (Exhibit 10.1)

10.31       --Third Supplement (June 30, 2000) to Note Agreement dated as of
            December 1, 1997 among the Company and the Purchasers named therein.
            (s) (Exhibit 10.1)

10.32 --Fourth Supplement (September 30, 2001) to Note Agreement dated as of December 1, 1997 among the Company and the Purchasers named therein. (u) (Exhibit 10.38)

10.33 --Note Agreement dated as of August 12, 2002 among the Company and the Purchasers named therein for the issuance of the Company's 7.20%
            Senior Notes due August 12, 2009 in the aggregate principal amount of $42,500,000. (v) (Exhibit 10.1)

10.34 --Credit Agreement among the Company, certain lenders named therein, and Wells Fargo Bank Texas, National Association, as Administrative
            Agent dated as of August 14, 2002. (v) (Exhibit 10.2)

13 --Portions of the 2002 Annual Report to Stockholders of the Company specifically incorporated by reference herein.

21          --Subsidiaries of Cash America International, Inc.

23          --Consent of PricewaterhouseCoopers LLP.

99.1        --Certification of Chief Executive Officer pursuant to 18 U.S.C.
            Section 1350.

99.2        --Certification of Chief Financial Officer pursuant to 18 U.S.C.
            Section 1350.


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

(n)   Annual Report on Form 10-K for the year ended December 31, 1997.

(o)   Annual Report on Form 10-K for the year ended December 31, 1998.

(p)   Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.

(q)   Quarterly Report on Form 10-Q for the quarter ended June 30, 1995.

(r)   Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.

(s)   Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

(t)   Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

(u)   Annual Report on Form 10-K for the year ended December 31, 2001.

(v)   Current Report on Form 8-K dated August 15, 2002.