Form 10-Q
period 2003-03-31
CASH AMERICA INTERNATIONAL INC
filed 2003-04-28
CIK 807884

===============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              --------------------

                                    FORM 10-Q

(Mark One)

   [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

               Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
24,234,309 common shares, $.10 par value, were outstanding as of April 15, 2003

                        CASH AMERICA INTERNATIONAL, INC.

                               INDEX TO FORM 10-Q

PART I.  FINANCIAL STATEMENTS

                                                                                                              Page
       Item 1.  Financial Statements (Unaudited)

                Consolidated Balance Sheets - March 31, 2003
                and 2002 and December 31, 2002....................................................               1

                Consolidated Statements of Operations - Three Months
                Ended March 31, 2003 and 2002.....................................................               2

                Consolidated Statements of Stockholders' Equity -
                Three Months Ended March 31, 2003 and 2002........................................               3

                Consolidated Statements of Cash Flows -
                Three Months Ended March 31, 2003 and 2002........................................               4

                Notes to Consolidated Financial Statements........................................               5

       Item 2.  Management's Discussion and Analysis of
                Results of Operations and Financial Condition.....................................              12

       Item 3.  Quantitative and Qualitative Disclosures About Market Risk........................              23

       Item 4.  Controls and Procedures...........................................................              23

PART II.  OTHER INFORMATION.......................................................................              24

SIGNATURES........................................................................................              25

CERTIFICATIONS....................................................................................              26

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)                                                 (UNAUDITED)
...........................................................................................................................
                                                                                     March 31,                December 31,
                                                                             2003               2002              2002
                                                                           ---------         ---------        ------------
ASSETS

   Current assets:
      Cash and cash equivalents                                            $   5,256         $   7,293         $   3,951
      Pawn loans                                                             121,581           105,603           127,388
      Cash advances, net                                                       7,148             1,258             2,210
      Merchandise held for disposition, net                                   49,216            55,101            54,444
      Finance and service charges receivable                                  19,371            17,403            21,096
      Other receivables and prepaid expenses                                   7,492             6,416             8,671
      Deferred tax assets                                                      4,759             7,437             5,392
      Net current assets of discontinued operations                               --             3,175                --
                                                                           ---------         ---------         ---------
           Total current assets                                              214,823           203,686           223,152
   Property and equipment, net                                                66,929            67,302            67,254
   Goodwill                                                                   80,658            77,058            79,833
   Other assets                                                                3,518             5,559             6,239
   Deferred tax assets                                                            --             1,470                --
   Net non-current assets of discontinued operations                              --             5,424                --
                                                                           ---------         ---------         ---------
           Total assets                                                    $ 365,928         $ 360,499         $ 376,478
                                                                           =========         =========         =========

LIABILITIES AND STOCKHOLDERS' EQUITY

   Current liabilities:
      Accounts payable and accrued expenses                                $  20,783         $  17,182         $  24,297
      Customer deposits                                                        4,455             4,542             4,050
      Reserve for disposal of discontinued operations                            503             7,722               623
      Income taxes currently payable                                           3,693             2,752             2,086
      Current portion of long-term debt                                       12,571             8,671            12,571
                                                                           ---------         ---------         ---------
           Total current liabilities                                          42,005            40,869            43,627

   Deferred tax liabilities                                                    4,874             1,699             4,385
   Long-term debt                                                            121,764           146,388           136,131
                                                                           ---------         ---------         ---------
   Stockholders' equity:
      Common stock, $.10 par value per
        share, 80,000,000 shares authorized                                    3,024             3,024             3,024
      Paid in surplus                                                        127,819           127,821           127,819
      Retained earnings                                                      119,743           100,088           113,278
      Accumulated other comprehensive loss                                    (3,208)          (11,630)           (2,718)
      Notes receivable - stockholders                                         (5,864)           (5,890)           (5,864)
                                                                           ---------         ---------         ---------
                                                                             241,514           213,413           235,539
      Less -- shares held in treasury, at cost                               (44,229)          (41,870)          (43,204)
                                                                           ---------         ---------         ---------
           Total stockholders' equity                                        197,285           171,543           192,335
                                                                           ---------         ---------         ---------
           Total liabilities and stockholders' equity                      $ 365,928         $ 360,499         $ 376,478
                                                                           =========         =========         =========

See notes to consolidated financial statements.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)                                                      (UNAUDITED)
................................................................................................................
                                                                                        Three Months Ended
                                                                                            March 31,
                                                                                      2003               2002
                                                                                   ---------          ---------
REVENUE
  Finance and service charges                                                      $  31,455          $  28,820
  Proceeds from disposition of merchandise                                            66,119             67,034
  Cash advance fees                                                                    6,466              3,562
  Check cashing royalties and fees                                                     1,465              1,304
                                                                                   ---------          ---------
TOTAL REVENUE                                                                        105,505            100,720
                                                                                   ---------          ---------
COSTS OF REVENUE
  Disposed merchandise                                                                41,554             43,881
                                                                                   ---------          ---------
NET REVENUE                                                                           63,951             56,839
                                                                                   ---------          ---------

OPERATING EXPENSES
  Lending operations                                                                  36,540             34,006
  Cash advance loss provision                                                          1,332                901
  Check cashing operations                                                               430                439
  Administration                                                                       8,995              7,497
  Depreciation and amortization                                                        3,689              3,586
                                                                                   ---------          ---------
        Total operating expenses                                                      50,986             46,429
                                                                                   ---------          ---------
INCOME FROM OPERATIONS                                                                12,965             10,410

  Interest expense, net                                                                2,176              2,243
  Loss from derivative valuation fluctuations                                             --                 36
                                                                                   ---------          ---------
Income before income taxes                                                            10,789              8,131
  Provision for income taxes                                                           4,020              2,928
                                                                                   ---------          ---------
NET INCOME                                                                         $   6,769          $   5,203
                                                                                   =========          =========
Net income per share:
  Basic                                                                            $    0.28          $    0.21
  Diluted                                                                               0.27               0.21

Weighted average common shares outstanding:
  Basic                                                                               24,242             24,521
  Diluted                                                                             24,784             24,862

See notes to consolidated financial statements.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
THREE MONTHS ENDED MARCH 31, 2003 AND 2002

(In thousands, except share data)                                                 (UNAUDITED)
...................................................................................................................................
                                                                                     Accumu-
                                                                                      lated
                                                                                      Other
                                                                          Compre-    Compre-       Notes
                                    Common Stock                          hensive    hensive    Receivable -      Treasury Stock
                                -------------------   Paid In   Retained  Income      Income       Stock-      -------------------
                                  Shares     Amount   Surplus   Earnings  (Loss)      (Loss)      holders       Shares     Amount
                                ----------   ------  --------   --------  -------   ---------   ------------   ---------  --------
Balance at
  December 31, 2002             30,235,164   $3,024  $127,819   $113,278            $  (2,718)    $(5,864)     5,939,794  $(43,204)

  Comprehensive income:
    Net income                                                     6,769  $ 6,769
    Other comprehensive
      loss - Foreign
      currency translation
      adjustments                                                            (490)       (490)
                                                                          -------

  Comprehensive income                                                    $ 6,279
                                                                          -------

  Dividends declared--
    $.0125 per share                                                (304)

  Treasury shares purchased                                                                                      116,573    (1,025)
                                ----------   ------  --------   --------  -------    --------     -------      ---------  --------
Balance at
  March 31, 2003                30,235,164   $3,024  $127,819   $119,743             $ (3,208)    $(5,864)     6,056,367  $(44,229)
                                ==========   ======  ========   ========  =======    ========     =======      =========  ========
Balance at
  December 31, 2001             30,235,164   $3,024  $127,821   $ 95,192             $(10,820)    $(5,890)     5,643,318  $(40,896)

  Comprehensive income:
    Net income                                                     5,203  $ 5,203
    Other comprehensive
      loss - Foreign
      currency translation
      adjustments                                                            (810)       (810)
                                                                          -------

  Comprehensive income                                                    $ 4,393
                                                                          -------

  Dividends declared--
    $.0125 per share                                                (307)

  Treasury shares purchased                                                                                      136,599      (974)
                                ----------   ------  --------   --------  -------    --------     -------      ---------  --------
Balance at
     March 31, 2002             30,235,164   $3,024  $127,821   $100,088             $(11,630)    $(5,890)     5,779,917  $(41,870)
                                ==========   ======  ========   ========  =======    ========     =======      =========  ========

See notes to consolidated financial statements.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)                                                                                         (UNAUDITED)
....................................................................................................................................
                                                                                                    Three Months Ended
                                                                                                         March 31,
                                                                                                 2003                 2002
                                                                                             -----------           ----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                                   $     6,769           $    5,203
Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization                                                                3,689                3,586
      Cash advance loss provision                                                                  1,332                  901
      Loss from derivative valuation fluctuations                                                     --                   36
      Changes in operating assets and liabilities-
        Merchandise held for disposition                                                           5,166                8,305
        Finance and service charges receivable                                                     1,744                1,948
        Other receivables and prepaid expenses                                                     3,192                 (338)
        Accounts payable and accrued expenses                                                     (3,632)             (10,975)
        Customer deposits, net                                                                       405                  581
        Current income taxes                                                                       1,625                1,644
        Deferred taxes, net                                                                        1,093                  731
                                                                                             -----------           ----------
               Net cash provided by operating activities of continuing operations                 21,383               11,622
                                                                                             -----------           ----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Pawn loans forfeited and transferred to merchandise held for disposition                        31,657               31,740
  Pawn loans repaid or renewed                                                                    77,811               71,697
  Pawn loans made, including loans renewed                                                      (103,221)             (92,512)
                                                                                             -----------           ----------
               Net decrease in pawn loans                                                          6,247               10,925
                                                                                             -----------           ----------
  Cash advances repaid or renewed                                                                 15,230                7,700
  Cash advances made, assigned or purchased                                                      (20,752)              (7,976)
                                                                                             -----------           ----------
               Net increase in cash advances                                                      (5,522)                (276)
                                                                                             -----------           ----------
  Acquisitions, net of cash acquired                                                              (1,937)              (1,044)
  Purchases of property and equipment                                                             (3,241)              (2,371)
                                                                                             -----------           ----------
               Net cash (used) provided by investing activities                                   (4,453)               7,234
                                                                                             -----------           ----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net payments under bank lines of credit                                                         (9,995)             (12,068)
  Payments on notes payable and capital lease obligations                                         (4,286)              (4,635)
  Treasury shares purchased                                                                       (1,025)                (974)
  Dividends paid                                                                                    (304)                (307)
                                                                                             -----------           ----------
               Net cash used by financing activities                                             (15,610)             (17,984)
                                                                                             -----------           ----------
Effect of exchange rate changes on cash                                                              (15)                  20
                                                                                             -----------           ----------
Cash provided by continuing operations                                                             1,305                  892
Cash provided by discontinued operations                                                              --                    7
Cash and cash equivalents at beginning of period                                                   3,951                6,394
                                                                                             -----------           ----------
Cash and cash equivalents at end of period                                                   $     5,256           $    7,293
                                                                                             ===========           ==========

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

         In September 2001, the Company announced plans to exit the rent-to-own business in order to focus on its core business of lending activities. In June 2002, the Company sold the remaining assets of its rent-to-own business. See
Note 3.

         The financial statements as of March 31, 2003 and 2002, and for the three month periods then ended are unaudited but, in management's opinion, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for such interim periods. Operating results for the three month period are not necessarily indicative of the results that may be expected for the full fiscal year.

         Certain amounts in the consolidated financial statements for the three month period ended March 31, 2002, have been reclassified to conform to the presentation format adopted in 2003. These reclassifications have no effect on the net income previously reported.

         These financial statements and related notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 2002 Annual Report to Stockholders.

2. REVENUE RECOGNITION

Lending Operations - Pawn loans ("loans") are made on the pledge of tangible personal property. The Company accrues finance and service charges revenue on all loans that the Company deems collectible, based on historical loan redemption statistics. For loans not repaid, the carrying value of the forfeited collateral ("merchandise held for disposition") is stated at the lower of cost (cash amount loaned) or market. Revenue is recognized at the time that merchandise is sold. Interim customer payments for layaway sales are recorded as customer deposits and subsequently recognized as revenue during the period in which final payment is received.

         Small consumer cash advances ("cash advances") provide customers with cash in exchange for a promissory note or other repayment agreement supported by that customer's personal check for the aggregate amount of the cash advanced plus a service fee. To repay the cash advance, customers may redeem their check by paying cash or they may allow the check to be presented for collection. The Company accrues fees and interest on cash advances on a constant yield basis ratably over their terms. For those locations that offer cash advances from a third-party financial institution, the Company receives an administrative service fee for services provided on the institution's behalf. These fees are recorded in revenue when earned.

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

         On June 14, 2002, the Company sold the assets of 22 Rent-A-Tire stores for proceeds of approximately $3,000,000 in cash. During the quarter ended June 30, 2002, the Company recorded a $1,214,000 ($800,000 after income tax) reduction in the original charge to the reserve, due to both a decrease in the Company's expected future operating lease obligations (net of sublease income) for closed stores and proceeds from the sale of assets in excess of the original estimate. The remaining balance of the reserve of $503,000 at March 31, 2003 consists primarily of expected future operating lease obligations (net of sublease income) for closed stores.

         The Company guaranteed obligations under certain operating leases for the premises related to the 22 Rent-A-Tire stores included in the asset sale agreement. In the event the buyer is unable to perform under the operating leases, the Company's maximum aggregate contingent obligation under these guarantees was approximately $1,259,000 at March 31, 2003. This amount will be reduced dollar-for-dollar by future amounts paid on these operating leases by the buyer. In the event that the buyer fails to perform and the Company is required to make payments under these leases, the Company will seek to mitigate its losses by subleasing the properties.

4. SMALL CONSUMER CASH ADVANCES AND ALLOWANCE FOR LOSSES

         Cash advances are generally offered for a term of 7 to 45 days, depending on the customer's next payday. The Company originates cash advances in some of its locations and markets and services cash advances made by a third-party bank in other Company locations. The Company recently terminated its relationship with the national bank that had offered this product in many of its stores. The Company also recently completed its conversion to a state chartered bank program.

         Under the current program, the Company purchases a participation interest in the bank originated cash advances, and it also receives an administrative fee for its services rendered. If the cash advance is unpaid after its due date, the past due cash advance is assigned to the Company at a discount from the amount owed by the borrower. One of the reasons for this practice is to benefit from the use of the Company's collection resources and proficiency. The Company is responsible for collections on past due cash advances. As a result, losses on cash advances assigned to the Company that prove uncollectible are the sole responsibility of the Company. Likewise, to the extent that the Company collects an amount owed by the customer in excess of the amount assigned by the bank, the Company recognizes the excess amount in income when collected. Because the Company may not be successful in the collection of these accounts, the Company's overall allowance for losses includes estimates for these cash advance losses, while active in the third-party bank's portfolio, at a level projected to be adequate to absorb credit losses inherent in the outstanding portfolio.

         Cash advances outstanding at March 31, 2003 and 2002 were as follows (in thousands):

                                                                                     2003              2002
                                                                                   --------          --------
Originated by the Company
  Active cash advances and fees receivable                                         $  1,073          $    685
  Cash advances and fees in collection                                                  238               152
                                                                                   --------          --------
      Total originated by the Company                                                 1,311               837
                                                                                   --------          --------
Originated by banks
  Active cash advances and fees receivable                                            6,017             3,290
  Cash advances and fees in collection                                                1,885             1,092
                                                                                   --------          --------
      Total originated by banks                                                       7,902             4,382
                                                                                   --------          --------
Combined gross portfolio                                                              9,213             5,219
  Less:
         Elimination of cash advances owned by banks                                    465             3,290
         Discount on cash advances assigned by banks                                    237               176
                                                                                   --------          --------
Company cash advances and fees receivable, gross                                      8,511             1,753
  Less:  Allowance for losses                                                         1,363               495
                                                                                   --------          --------
Cash advances and fees receivable, net                                             $  7,148          $  1,258
                                                                                   ========          ========

         Changes in the allowance for losses on cash advances for the three month periods ended March 31, were as follows (in thousands):

                                                                                      2003             2002
                                                                                   ---------         --------
Balance at beginning of period                                                     $   1,748         $    711
Cash advance loss provision                                                            1,332              901
Charge-offs                                                                           (2,463)          (1,697)
Recoveries                                                                               746              580
                                                                                   ---------         --------
Balance at end of period                                                           $   1,363         $    495
                                                                                   =========         ========
Balance as a % of combined gross portfolio                                              14.8%             9.5%
                                                                                   =========         ========
Cash advance loss provision as a % of combined advances written                          3.5%             4.2%
                                                                                   =========         ========
Charge-offs (net of recoveries) as a % of combined advances written                      4.5%             5.2%
                                                                                   =========         ========

         Cash advances assigned to the Company by the banks for collection were $6,652,000 and $4,726,000, for the three months ended March 31, 2003 and 2002, respectively. The Company's participation interest in bank originated cash advances at March 31, 2003 was $3,828,000.

5. WEIGHTED AVERAGE SHARES

The reconciliation of basic and diluted weighted average common shares outstanding for the periods ended March 31, was as follows (in thousands):

                                                                                     2003             2002
                                                                                   -------          -------
Weighted average shares - Basic                                                     24,242           24,521
      Effect of shares applicable to stock option plans                                475              268
      Effect of shares applicable to nonqualified savings plan                          67               73
                                                                                   -------          -------
Weighted average shares - Diluted                                                   24,784           24,862
                                                                                   =======          =======

6. ACQUISITIONS

During the three months ended March 31, 2003, the Company acquired three pawnshops, one check cashing franchise and other earning assets in purchase transactions for an aggregate cash consideration of $1,937,000. The excess of the aggregate purchase price over the aggregate fair market value of net assets acquired was approximately $960,000.

7. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and other intangible assets having an indefinite useful life are tested for impairment annually at June 30 or more frequently if events or changes in circumstances indicate that the assets might be impaired.

Goodwill - The changes in the carrying value of goodwill for the three month periods ended March 31, were as follows (in thousands):

                                                                            Lending
                                                            --------------------------------------
                                                             United                                       Check
                                                             States        Foreign         Total         Cashing     Consolidated
                                                            -------       --------        --------       -------     ------------
Balance as of January 1, 2003,
  net of amortization of $23,365                            $59,591       $ 15,059        $ 74,650        $5,183       $ 79,833
Acquired goodwill                                               144            689             833           127            960
Foreign translation impact                                       --           (135)           (135)           --           (135)
                                                            -------       --------        --------        ------       --------
Balance as of March 31, 2003                                $59,735       $ 15,613        $ 75,348        $5,310       $ 80,658
                                                            =======       ========        ========        ======       ========
Balance as of January 1, 2002,
  net of amortization of $24,224                            $59,050       $ 12,453        $ 71,503        $5,183       $ 76,686
Acquired goodwill                                               554             --             554            --            554
Foreign translation impact                                       --           (182)           (182)           --           (182)
                                                            -------       --------        --------        ------       --------
Balance as of March 31, 2002                                $59,604       $ 12,271        $ 71,875        $5,183       $ 77,058
                                                            =======       ========        ========        ======       ========

Acquired Intangible Assets - Acquired intangible assets that are subject to amortization as of March 31, were as follows (in thousands):

                                                            2003                                        2002
                                           ------------------------------------          --------------------------------------
                                            Gross       Accumulated                      Gross         Accumulated
                                           Amount      Amortization         Net          Amount       Amortization          Net
                                           ------      ------------        ----          ------       ------------         ----
Noncompete agreements                      $1,197          $(758)          $439          $4,116          $(3,314)          $802
Other                                         130            (73)            57             231             (159)            72
                                           ------          -----           ----          ------          -------           ----
Total                                      $1,327          $(831)          $496          $4,347          $(3,473)          $874
                                           ======          =====           ====          ======          =======           ====

Noncompetition agreements are amortized over the terms of the contract. Net acquired intangible assets are included in "Other assets" in the accompanying consolidated balance sheets.

8. LONG-TERM DEBT

The Company's long-term debt instruments and balances outstanding at March 31, 2003 and 2002 were as follows (in thousands):

                                                                                     2003             2002
                                                                                 ---------        ---------
U.S. Line of Credit up to $90,000
   due August 14, 2005                                                           $  31,401        $      --
U.S. Line of Credit up to $150,000
   due June 30, 2003 (terminated August 14, 2002)                                       --           86,500
Multi-currency Line of Credit up to L. 15,000
   due April 30, 2004                                                               14,720               --
Multi-currency Line of Credit up to L. 20,000
   due April 30, 2003 (terminated August 29, 2002)                                      --           13,974
8.33% senior unsecured notes due 2003                                                4,286            8,571
8.14% senior unsecured notes due 2007                                               20,000           20,000
7.10% senior unsecured notes due 2008                                               21,428           25,714
7.20% senior unsecured notes due 2009                                               42,500               --
Other obligations payable                                                               --              300
                                                                                 ---------        ---------
                                                                                   134,335          155,059
Less current portion                                                                12,571            8,671
                                                                                 ---------        ---------
   Total long-term debt                                                          $ 121,764        $ 146,388
                                                                                 =========        =========

         In addition to the long-term debt listed above, the Company has an SEK 15,000,000 line of credit (approximately $1,771,000 at March 31, 2003) that matures on May 30, 2003. There were no amounts outstanding on this line of credit as of March 31, 2003 and 2002, respectively.

9. STOCK OPTIONS

Under various plans (the "Plans") it sponsors, the Company is authorized to issue 8,300,000 shares of common stock pursuant to "Awards" granted as incentive stock options (intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended) and nonqualified stock options. Stock options granted under the Plan have contractual terms of 5 to 15 years and have an exercise price equal to or greater than the fair market value of the stock at grant date. Stock options granted vest over periods ranging from 1 to 7 years. However, the 7-year vesting periods and certain of the 4-year and 5-year vesting periods accelerate if specified share price appreciation criteria are met. No such accelerated vesting of stock options occurred during the three months ended March 31, 2003 and 2002.

         The Company applies the intrinsic value based method of accounting for the Plans and, accordingly, no compensation cost has been recognized. If compensation costs for the Company's stock options had been determined using the fair value accounting provisions of Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation", the Company's net income and related amounts per share, basic and diluted, for each of the three months ended March 31 would have been reported as follows (in thousands, except per share amounts):

                                                                                     2003              2002
                                                                                   --------          --------
Net income - as reported                                                           $  6,769          $  5,203
    Deduct: Total stock-based employee compensation
      expense determined under fair value based method
      for all awards(1), net of related tax effects                                     414               234
                                                                                   --------          --------
Net income - pro forma                                                             $  6,355          $  4,969
                                                                                   ========          ========
Net income per share
    Basic:
        As reported                                                                $   0.28          $   0.21
        Pro forma                                                                      0.26              0.20
    Diluted:
        As reported                                                                $   0.27          $   0.21
        Pro forma                                                                      0.26              0.20

(1) "All awards" refers to awards granted, modified, or settled in fiscal periods beginning after December 15, 1994, that is, awards for which the fair value was required to be measured under SFAS 123.

         The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option-pricing model. For options granted during the three months ended March 31, the following weighted average assumptions were used:

                                                                                    2003                 2002
                                                                                    ----                 ----
Expected term (years)                                                                8.4                  8.2
Risk-free interest rate                                                             4.13%                5.23%
Expected dividend yield                                                             0.61%                0.63%
Expected volatility                                                                 50.1%                56.7%

10. OPERATING SEGMENT INFORMATION

The Company has two reportable operating segments in the lending industry and one in the check cashing industry. While the United States and foreign lending segments offer the same services, each is managed separately due to the different operational strategies required. The check cashing operation offers different services and products, requiring its own technical, marketing and operational strategy. The segment data included below excludes amounts related to discontinued operations. See Note 3.

         Information concerning the segments is set forth below (in thousands):

                                                                                   Lending
                                                              -----------------------------------------------------------------
                                                               United                                     Check
                                                               States        Foreign         Total       Cashing     Consolidated
                                                              --------       -------       --------      -------     ------------
Three Months Ended
March 31, 2003:
   Total revenue                                              $ 94,237       $10,185       $104,422       $1,083       $105,505
   Income from operations                                        9,879         2,730         12,609          356         12,965
   Total assets at March 31                                    264,123        93,816        357,939        7,989        365,928
Three Months Ended
March 31, 2002:
   Total revenue                                              $ 91,434       $ 8,166       $ 99,600       $1,120       $100,720
   Income from operations                                        7,969         2,099         10,068          342         10,410
   Total assets at March 31                                    268,177        76,443        344,620        7,280        351,900

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

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition Summary Consolidated Financial Data

FIRST QUARTER ENDED MARCH 31, 2003 vs.
FIRST QUARTER ENDED MARCH 31, 2002
-------------------------------------------------------------------------------
(Dollars in thousands)

         The following table sets forth selected consolidated financial data with respect to the Company and its lending operations as of March 31, 2003 and 2002, and for the three months then ended.

                                                                                    2003               2002           Change
                                                                                 ---------          ---------         ------
REVENUE
      Finance and service charges                                                $  31,455          $  28,820             9%
      Proceeds from disposition of merchandise                                      66,119             67,034            (1)%
      Cash advance fees                                                              6,466              3,562            82%
      Check cashing royalties and fees                                               1,465              1,304            12%
                                                                                 ---------          ---------          ----
TOTAL REVENUE                                                                      105,505            100,720             5%
                                                                                 ---------          ---------          ----
COSTS OF REVENUE
      Disposed merchandise                                                          41,554             43,881            (5)%
                                                                                 ---------          ---------          ----
NET REVENUE                                                                      $  63,951          $  56,839            13%
                                                                                 =========          =========          ====
OTHER DATA
  CONSOLIDATED OPERATIONS:
      Net revenue contribution by source--
          Finance and service charges and other fees                                  49.2%              50.7%           (3)%
          Margin on disposition of merchandise                                        38.4%              40.7%           (6)%
          Cash advance fees                                                           10.1%               6.3%           60%
          Check cashing royalties and fees                                             2.3%               2.3%           --
      Expenses as a percentage of net revenue--
          Operations and administration                                               71.9%              73.8%           (3)%
          Cash advance loss provision                                                  2.1%               1.6%           31%
          Depreciation and amortization                                                5.8%               6.3%           (8)%
          Interest, net                                                                3.4%               3.9%          (14)%
      Income from operations as a percentage of net revenue                           20.3%              18.3%           11%
LENDING OPERATIONS:
  Pawn loans
      Annualized yield on pawn loans                                                 103.2%             105.8%           (3)%
      Total amount of pawn loans written                                         $ 103,271          $  92,512            12%
      Average pawn loan balance outstanding                                      $ 123,669          $ 110,465            12%
      Average pawn loan balance per average pawnshop location in operation       $     272          $     240            13%
      Average pawn loan amount at end of period (not in thousands)               $     109          $     100             9%
      Margin on disposition of merchandise as a percentage
        of proceeds from disposition of merchandise                                   37.2%              34.5%            8%
      Average annualized merchandise turnover                                          3.3x               3.0x            9%
      Average merchandise held for disposition per average pawnshop location     $     114          $     130           (12)%
      Owned pawnshop locations in operation--
        Beginning of period                                                            455                460
          Acquired                                                                       3                  2
          Start-ups                                                                      1                 --
          Combined or closed                                                            (6)                (3)
        End of period                                                                  453                459            (1)%
        Additional franchise locations at end of period                                  9                 13           (31)%
        Total pawnshop locations at end of period                                      462                472            (2)%
        Average number of owned pawnshop locations in operation                        454                460            (1)%

  Small consumer cash advances
      Total amount of cash advances written (a)                                  $  38,211          $  21,687            76%
      Number of cash advances written (not in thousands) (a)                       129,737             76,472            70%
      Average cash advance amount written (not in thousands) (a)                 $     295          $     284             4%
      Combined cash advances outstanding (a)                                     $   9,213          $   5,219            77%
      Cash advances outstanding per location at end of period (a)                $      24          $      13            77%
      Cash advances outstanding before allowance for losses (b)                  $   8,511          $   1,753           386%
      Locations offering advances at end of period:
            Pawnshops                                                                  384                392            (2)%
            Cash advance units                                                           5                 --            --
                Total                                                                  389                392            (1)%
      Average number of locations offering cash advances                               390                390            --
CHECK CASHING OPERATIONS (c):
      Check cashing royalties and fees                                           $   1,083          $   1,120            (3)%

      Franchised and owned check cashing centers--
            Face amount of checks cashed                                         $ 308,528          $ 295,946             4%
            Gross fees collected                                                 $   4,612          $   4,448             4%
            Fees as percentage of checks cashed                                        1.5%               1.5%           --
            Average check cashed (not in thousands)                              $     408          $     399             2%
            Centers in operation at end of period                                      139                136             2%
            Average centers in operation for the period                                135                135            --

(a) Includes cash advances made by the Company and cash advances made by third-party financial institutions.

(b)      Amounts recorded in the Company's consolidated financial statements.

(c) Information presented in this section relates to Mr. Payroll. "Check cashing royalties and fees" on the consolidated statements of operations also includes United Kingdom check cashing fees.

GENERAL
-------------------------------------------------------------------------------

The Company is a provider of specialty financial services to individuals in the United States, United Kingdom and Sweden. The Company offers secured non-recourse loans, commonly referred to as pawn loans, to individuals through its lending operations. The pawn loan portfolio generates finance and service charges revenue. As an alternative to a pawn loan, the Company offers unsecured small consumer cash advances in selected lending locations and on behalf of a third-party financial institution in other locations. A related activity of the lending operations is the disposition of merchandise, primarily collateral from unredeemed pawn loans. The Company also provides check cashing services through its franchised and company owned Mr. Payroll(R) check cashing centers.

         As of March 31, 2003, the Company's lending operations consisted of 462 pawnshops, including 391 owned units and 9 franchised units in 17 states in the United States, 51 units in the United Kingdom, and 11 units in Sweden. The foreign operations consist primarily of jewelry-only lending units. The number of owned pawnshops declined by 7 during the 15 months ended March 31, 2003 as the Company acquired 7 operating units, established 2 locations, and combined or closed 16 locations. In addition, 4 franchise units were either closed or terminated. As of March 31, 2003, the Company's lending operations also consisted of 5 locations that only offer the cash advance product.

         As of March 31, 2003, Mr. Payroll operated 132 franchised and 7 company owned manned check cashing centers in 20 states.

         In September 2001, the Company announced plans to exit the rent-to-own business in order to focus on its core business of lending activities. In June 2002, the Company sold the remaining assets of its rent-to-own business. See
Note 3 of Notes to Consolidated Financial Statements.

RESULTS OF OPERATIONS
-------------------------------------------------------------------------------

FIRST QUARTER ENDED MARCH 31, 2003, COMPARED TO THE
FIRST QUARTER ENDED MARCH 31, 2002

CONSOLIDATED NET REVENUE. Consolidated net revenue increased $7.1 million, or 12.5%, to $63.9 million during the first quarter ended March 31, 2003 (the "current quarter") from $56.8 million during the first quarter ended March 31, 2002 (the "prior year quarter"). The following table sets forth net revenue results by operating segment for the three-month periods ended March 31 (in millions):

                               2003         2002            Increase
                              ------       ------      -----------------
Domestic lending              $ 54.7       $ 49.3      $ 5.4        11.0%
Foreign lending                  8.1          6.4        1.7        26.6%
                              ------       ------      -----       -----
     Total lending              62.8         55.7        7.1        12.7%
Check cashing                    1.1          1.1         --          --%
                              ------       ------      -----       -----
Consolidated                  $ 63.9       $ 56.8      $ 7.1        12.5%
                              ======       ======      =====       =====

         The Company's domestic lending operations generated the majority of the increase in consolidated net revenue. Higher revenue from the Company's small consumer cash advance product, higher finance and service charges on pawn loans, and higher net revenue from the disposition of merchandise accounted for the increase in net revenue.

         The components of the increase in net revenue are finance and service charges from pawn loans, which increased $2.6 million; net revenue from the disposition of merchandise, which increased $1.4 million; cash advance fees, which increased $2.9 million; and check cashing royalties and fees, which increased $0.2 million. Management believes that the trend of higher cash advance fees and higher finance and service charges on pawn loans will continue during the remainder of 2003 as a result of the expected continuation of increased demand for these products and due to the higher balances of cash advances and pawn loans at the end of the first quarter of 2003 compared to the prior year.

FINANCE AND SERVICE CHARGES. The following is a summary of finance and service charges related to pawn loans by operating segment for the three months ended March 31 (in millions):

                              2003      2002      Increase
                             ------    ------   --------------
Domestic lending             $ 24.7    $ 23.3   $ 1.4      6.0%
Foreign lending                 6.7       5.5     1.2     21.8%
                             ------    ------   -----    -----
     Total                   $ 31.4    $ 28.8   $ 2.6      9.0%
                             ======    ======   =====    =====

         Variations in finance and service charges on pawn loans are caused by changes in the average balance of pawn loans outstanding, the annualized yield of the pawn loan portfolio, and the effects of translation of foreign currency amounts into United States dollars. The following table demonstrates how each of these factors affected the total change in finance and service charges for the current quarter as compared to the prior year quarter (in millions):

                                                            Total
                               Average                      Before
                               Balance         Loan        Foreign      Foreign
                             Outstanding      Yield      Translation  Translation      Total
                             -----------     -------     -----------  -----------     ------
Domestic lending                $  0.9       $   0.5        $  1.4       $   --       $  1.4
Foreign lending                    0.5          (0.2)          0.3          0.9          1.2
                                ------       -------        ------       ------       ------
     Total                      $  1.4       $   0.3        $  1.7       $  0.9       $  2.6
                                ======       =======        ======       ======       ======

         Excluding the favorable impact of foreign currency translation, the company-wide average balance of pawn loans outstanding was 5.6% higher during the current quarter than the prior year quarter. On a segment basis, the average balances of pawn loans were 3.6% and 9.1% higher for the domestic and foreign lending operations, respectively. The increase in the average balance of domestic pawn loans outstanding was driven by a 1.2% increase in the average number of pawn loans outstanding during the current quarter coupled with a 2.4% increase in the average amount per loan. Management believes the higher average domestic loan balance outstanding is attributable to adverse trends in the U.S. economy, that were conducive to an increase in loan demand. Aggregate pawn loan balances at the beginning of the current quarter were $10.8 million higher than at the beginning of the prior year quarter. Domestic pawn loan balances at March 31, 2003 were $4.8 million, or 7.4%, higher than at March 31, 2002. Management believes that this trend of higher pawn loan balances will continue throughout the remainder of 2003. The average balance of pawn loans outstanding denominated in their local currencies increased 11.7% and 4.9% in the United Kingdom and Sweden, respectively. Foreign loan demand was mixed as the average number of pawn loans outstanding in the United Kingdom and Sweden increased 6.0% and decreased 3.3%, respectively. Average amounts per loan were higher for both the United Kingdom and Sweden by 5.4% and 8.4%, respectively.

         Domestic pawn loan balances at March 31, 2003 declined $8.7 million, or 11.1%, from December 31, 2002 balances. The decline for the comparable period of the preceding year was $11.6 million, or 15.1%. The Company historically experiences a decrease in domestic pawn loan balances during the first quarter of each year when the Internal Revenue Service processes federal income tax refunds. Management believes that many customers use a portion of their refund to repay their loans and purchase items of personal property. Aggregate pawn loan balances at March 31, 2003 were $5.8 million, or 4.6%, lower than at December 31, 2002, compared to a $11.0 million, or 9.4%, decrease between the comparable dates in the preceding year.

         Excluding the favorable impact of foreign currency translation, the consolidated annualized loan yield, which represents the blended result derived from the distinctive loan yields realized from operations in the three countries, was 106.2% in the current year quarter, compared to 105.8% in the prior year quarter. There was an increase in the domestic annualized loan yield to 137.5% for the current year quarter, compared to 134.5% for the prior year quarter. Improved performance of the pawn loan portfolio, including higher redemption rates and a slightly higher concentration of extended loans in the portfolio, contributed to the higher domestic yield. The blended yield on average foreign pawn loans outstanding decreased to 54.1% in the current year quarter compared to 55.6% in the prior year quarter. The decrease in the blended foreign yield was caused by a decrease in loan redemption rates and lower yield on the disposition of unredeemed collateral at auction.

         Favorable currency translation adjustments contributed $0.9 million to the increase in foreign source finance and service charges in the current quarter as compared to the prior year quarter, as the British pound and Swedish kronor were stronger relative to the United States dollar. The weighted average exchange rates used for translating earnings into dollars for the pound and kronor were 10.9% and 18.1% higher, respectively, during the current quarter compared to the prior year quarter.

NET REVENUE FROM THE DISPOSITION OF MERCHANDISE. Net revenue from the disposition of merchandise represents the proceeds received from the disposition of merchandise in excess of the cost of merchandise sold. The following table summarizes, by operating segment, the change in the proceeds from the disposition of merchandise and the related net margin for the current quarter compared to the prior year quarter (in millions):

                                            Increase (decrease)
                        ----------------------------------------------------------
                        Disposition           %               Net             %
                          Proceeds          Change           Margin         Change
                        -----------         ------           ------         ------
Domestic lending           $ (1.5)            (2.3)%          $ 1.1            4.8%
Foreign lending               0.6             23.4%             0.3           49.7%
                           ------           ------            -----          -----
     Total                 $ (0.9)            (1.4)%          $ 1.4            6.1%
                           ======           ======            =====          =====

         Proceeds from the disposition of merchandise were $0.9 million, or 1.4%, lower than in the prior year quarter. The decrease was predominately the result of the Company entering the quarter with lower levels of merchandise available for disposition. Proceeds from disposition of merchandise, excluding scrap gold, decreased $3.2 million, or 5.3%. Proceeds from the disposition of scrap jewelry increased $2.3 million, or 41.4%. The consolidated merchandise turnover rate increased to 3.3 times during the current quarter as compared to 3.0 times during the prior year quarter, and the margin on disposition of merchandise increased to 37.2% in the current quarter as compared to 34.5% in the prior year quarter. Excluding the effect of the disposition of scrap jewelry, the margin on disposition of merchandise increased to 38.8% in the current quarter from 36.1% in the prior year quarter due predominately to lower average cost of merchandise sold. The margin on disposition of scrap jewelry was 24.8% in the current quarter compared to 17.6% in the prior year quarter due to the prevailing higher market price of gold.

CASH ADVANCE FEES. Cash advance fees increased $2.9 million, or 80.6%, to $6.5 million in the current quarter as compared to $3.6 million in the prior year quarter. The increase resulted from significantly higher cash advance balances at the beginning of the period related to the continued increase in demand for the small consumer cash advance product. The Company began offering small consumer cash advances in 2000. The product was available in 389 domestic lending units at March 31, 2003, including 309 units that offer the product on behalf of third-party banks, for which the Company performs administrative services. Cash advance fees include revenue from the cash advance portfolio owned by the Company and fees for administrative services performed for the banks. (Although small consumer cash advance transactions may take the form of loans or deferred check deposit transactions, the transactions are referred to throughout this discussion as "cash advances" for convenience.)

         The amount of cash advances written increased $16.5 million, or 76.0%, to $38.2 million in the current quarter from $21.7 million in the prior year quarter. The $38.2 million in cash advances written in the current quarter includes $33.3 million extended to customers by the banks. The average amount per cash advance increased to $295 from $284. The combined Company and bank portfolio of cash advances generated $7.1 million in revenue during the current quarter compared to $3.9 million in the prior year quarter. The outstanding combined portfolio of small consumer cash advances increased $4.0 million to $9.2 million at March 31, 2003 from $5.2 million at March 31, 2002. Included in these amounts are $8.5 million and $1.8 million for 2003 and 2002, respectively, that are included in the Company's consolidated balance sheets. Of the $6.7 million increase in cash advances included in the Company's consolidated balance sheets at March 31, 2003, $5.3 million is attributable to the transition to a new bank provider. An allowance for losses of $1.4 million and $0.5 million has been provided in the consolidated financial statements as of March 31, 2003 and 2002, respectively, which offsets the outstanding cash advance amounts.

         The Company recently terminated its relationship with the national bank that had offered this product in many of its stores. The Company also recently completed its conversion to a state chartered bank program. Management has not experienced, and does not anticipate that the change in providers of the cash advance product will have, a material adverse impact on consumers' demand for the product, on the Company's ability to offer the product through its lending locations, or on the Company's financial condition. See further discussion at
Note 4 of Notes to Consolidated Financial Statements.

CHECK CASHING ROYALTIES AND FEES. Check cashing fees for the United Kingdom operations increased 107.6% to $0.4 million, in the current quarter. Check cashing revenue for the Mr. Payroll operations remained unchanged at $1.1 million.

OPERATIONS AND ADMINISTRATION EXPENSES. Consolidated operations and administration expenses as a percentage of net revenue was 71.9% in the current quarter compared to 73.8% in the prior year quarter. These expenses increased $4.0 million, or 9.6%, in the current quarter compared to the prior year quarter. Domestic lending expenses increased $3.0 million, primarily as a result of higher incentive expenses associated with the improvement in operating results and expenses related to the cash advance product. Foreign lending operations expenses increased $1.0 million primarily due to an increase in the number of locations in the United Kingdom. Mr. Payroll's expenses remained unchanged at $0.6 million for the three months ended March 31, 2003 and 2002.

CASH ADVANCE LOSS PROVISION. The Company maintains an allowance for losses on cash advances at a level projected to be adequate to absorb credit losses inherent in the outstanding cash advance portfolio. The cash advance loss provision is utilized to increase the allowance carried against the outstanding portfolio. The cash advance loss provision for domestic lending operations increased $0.4 million to $1.3 million in the current quarter as compared to $0.9 million in the prior year quarter due to the significant increase in the size of the portfolio. Loss provision as a percentage of cash advance fees was 20.6% in the current quarter as compared to 25.3% in the prior year quarter. The decrease in the loss provision as a percentage of cash advance fees is due to lower loss rates experienced by the Company in the current period compared to the prior year.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense as a percentage of net revenue was 5.8% in the current quarter compared to 6.3% in the prior year quarter. Total depreciation and amortization expenses decreased $0.1 million, or 2.9%.

INTEREST EXPENSE. Net interest expense as a percentage of net revenue declined to 3.4% in the current quarter from 3.9% in the prior year quarter. The amount decreased a net $0.1 million, or 3.0%, due to the effect of a 16.1% reduction in the Company's average debt balance partially offset by an increase in the aggregate blended borrowing cost and the elimination of interest income from a note receivable repaid early in the current quarter. The effective blended borrowing cost increased to 6.2% in the current quarter as compared to 5.4% in the prior year quarter due primarily to the Company's decision to issue long-term fixed rate notes in July 2002 that replaced lower-rate shorter term floating rate debt. The average amount of debt outstanding decreased during the current quarter to $142.5 million from $169.7 million during the prior year quarter.

LOSS FROM DERIVATIVE VALUATION FLUCTUATIONS. There were no adjustments to fair values of interest rate cap agreements during the current quarter compared to a loss of $36,000 in the prior year quarter.

INCOME TAXES. The Company's effective tax rate for the quarter ended March 31, 2003 was 37.3% as compared to 36.0% for the quarter ended March 31, 2002. The increase in the current year is primarily attributable to an increase in the Company's state income tax provision for domestic operations.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES. Net cash provided by operating activities of continuing operations was $21.4 million for the three months ended March 31, 2003 (the "current period").

CASH FLOWS FROM INVESTING ACTIVITIES. The seasonal decline in balances due to redemptions related to customers receipt of federal tax refunds led to a decrease in the Company's investment in pawn loans during the current period which generated $6.2 million of cash. The Company's transition from a national bank to a state chartered bank program for its cash advance product required $5.5 million in cash during the current quarter, when the Company purchased the outstanding balance from the national bank and began acquiring a participation interest in state bank originated cash advances. The Company invested $3.2 million in purchases of property and equipment during the current period for property improvements, the remodeling of selected operating units and additions to computer systems for lending operations. During the current period, the Company acquired three lending locations, one check cashing franchise and other earning assets for $1.9 million.

         Management anticipates that capital expenditures for the remainder of 2003 will be approximately $10 to $15 million. These expenditures will primarily relate to the establishment of new lending locations, the remodeling of selected operating units and enhancements to information systems. The Company may add up to 25 new lending locations, including a small number of cash advance only locations. The new locations will be primarily through the acquisition of existing pawnshop locations and the establishment of both new pawnshop and new cash advance locations.

CASH FLOWS FROM FINANCING ACTIVITIES. The Company used cash to make payments of $14.3 million on bank lines of credit and other debt obligations, $0.3 million for dividends, and $1.0 million for the purchase of treasury shares. On July 24, 2002, the Company's Board of Directors authorized management to purchase up to one million shares of its common stock in the open market and terminated the open market purchase authorization established in 2000. During the current period, the Company purchased 126,400 shares for an aggregate amount of $1.1 million under this authorization. Additional purchases may be made from time to time in the open market, and it is expected that funding will come from operating cash flow.

         At March 31, 2003, $31.4 million was outstanding on the Company's $90 million U.S. line of credit. In addition, the Company's L.15 million (approximately $23.7 million at March 31, 2003) multi-currency line of credit in the United Kingdom had balances outstanding of L.6.5 million (approximately $10.2 million at March 31, 2003) and SEK 38 million (approximately $4.5 million at March 31, 2003) related to operations in the United Kingdom and Sweden, respectively.

         Management believes that borrowings available under these credit facilities, cash generated from operations and current working capital of $172.8 million should be sufficient to meet the Company's anticipated future capital requirements.

DOMESTIC LENDING OPERATIONS
-------------------------------------------------------------------------------
(Dollars in thousands)

         The following table sets forth selected financial data for the Company's domestic lending operations as of March 31, 2003 and 2002, and for the three months then ended.

                                                                                    2003               2002           Change
                                                                                 ---------          ---------         ------
REVENUE
       Finance and service charges                                               $  24,709          $  23,315             6%
       Proceeds from disposition of merchandise                                     63,062             64,557            (2)%
       Cash advance fees                                                             6,466              3,562            82%
                                                                                 ---------          ---------          ----
TOTAL REVENUE                                                                       94,237             91,434             3%
                                                                                 ---------          ---------          ----
COSTS OF REVENUE
       Disposed merchandise                                                         39,503             42,076            (6)%
                                                                                 ---------          ---------          ----
NET REVENUE                                                                      $  54,734          $  49,358            11%
                                                                                 =========          =========          ====
OTHER DATA
       Net revenue contribution by source--
           Finance and service charges                                                45.1%              47.2%           (4)%
           Margin on disposition of merchandise                                       43.0%              45.5%           (5)%
           Cash advance fees                                                          11.9%               7.3%           63%

       Expenses as a percentage of net revenue--
           Operations and administration                                              74.3%              76.2%           (3)%
           Cash advance loss provision                                                 2.4%               1.8%           33%
           Depreciation and amortization                                               5.3%               5.8%           (9)%
           Interest, net                                                               3.5%               2.4%           45%

       Income from operations as a percentage of net revenue                          18.0%              16.1%           12%

       Annualized yield on pawn loans                                                137.5%             134.5%            2%
       Total amounts of pawn loans written                                       $  72,073          $  67,902             6%
       Average pawn loan balance outstanding                                     $  72,883          $  70,323             4%
       Average pawn loan balance per average
         pawnshop location in operation                                          $     185          $     174             6%
       Average pawn loan amount at end of period (not in thousands)              $      83          $      82             1%
       Margin on disposition of merchandise as a percentage
         of proceeds from disposition of merchandise                                  37.4%              34.8%            7%
       Average annualized merchandise turnover                                        3.4x               3.0x            15%
       Average merchandise held for disposition
         per average pawnshop location                                           $     118          $     140           (16)%

       Owned pawnshop locations in operation--
         Beginning of period                                                           396                404
           Acquired                                                                     --                  2
           Combined or closed                                                           (5)                (3)
         End of period                                                                 391                403            (3)%
         Additional franchise locations at end of period                                 9                 13           (31)%
         Total pawnshop locations at end of period                                     400                416            (4)%
         Average number of owned pawnshop locations in operation                       393                404            (3)%

FOREIGN LENDING OPERATIONS
-------------------------------------------------------------------------------
(Dollars in thousands)

         The following table sets forth selected combined financial data in U.S. Dollars for Harvey & Thompson, Ltd. and Svensk Pantbelaning as of March 31, 2003 and 2002, and for the three months then ended, using the following currency exchange rates:

                                                                                    2003               2002           Change
                                                                                 ---------          ---------         ------
Harvey & Thompson, Ltd. (British pound sterling per U.S. dollar)--
  Balance sheet data - end of period rate                                            .6328              .7014            10%
  Statements of operations data - average rate for the period                        .6248              .7011            11%
Svensk Pantbelaning (Swedish kronor per U.S. dollar)--
  Balance sheet data - end of period rate                                           8.4674            10.3615            18%
  Statements of operations data - average rate for the period                       8.5561            10.4438            18%
REVENUE
  Finance and service charges                                                    $   6,746          $   5,505            23%
  Proceeds from disposition of merchandise                                           3,057              2,477            23%
  Check cashing fees                                                                   382                184           108%
                                                                                 ---------          ---------         -----
TOTAL REVENUE                                                                       10,185              8,166            25%
                                                                                 ---------          ---------         -----
COSTS OF REVENUE
  Disposed merchandise                                                               2,051              1,805            14%
                                                                                 ---------          ---------         -----
NET REVENUE                                                                      $   8,134          $   6,361            28%
                                                                                 =========          =========         =====
OTHER DATA
  Net revenue contribution by source--
    Finance and service charges                                                       82.9%              86.5%           (4)%
    Margin on disposition of merchandise                                              12.4%              10.6%           17%
    Check cashing fees                                                                 4.7%               2.9%           63%

    Expenses as a percentage of net revenue--
      Operations and administration                                                   58.0%              58.1%           --
      Depreciation and amortization                                                    8.4%               8.9%           (5)%
      Interest, net                                                                    2.0%               2.1%           (5)%

    Income from operations as a percentage of net revenue                             33.6%              33.0%            2%

    Annualized yield on pawn loans                                                    53.9%              55.6%           (3)%
    Total amount of pawn loans written                                           $  31,198          $  24,610            27%
    Average pawn loan balance outstanding                                        $  50,786          $  40,142            27%
    Average pawn loan balance per average
      pawnshop location in operation                                             $     833          $     717            16%
    Average pawn loan amount at end of period (not in thousands)                 $     192          $     158            22%
    Margin on disposition of merchandise as a percentage
      of proceeds from disposition of merchandise                                     32.9%              27.1%           21%
    Average annualized merchandise turnover                                           1.6x               2.2x           (28)%
    Average merchandise held for disposition
      per average pawnshop location                                              $      86          $      58            48%

    Owned pawnshop locations in operation--
      Beginning of period                                                               59                 56
        Acquired                                                                         3                 --
        Start-ups                                                                        1                 --
        Combined or closed                                                              (1)                --
      End of period                                                                     62                 56            11%
      Average number of owned pawnshop locations in operation                           61                 56             9%

CAUTIONARY STATEMENT REGARDING RISKS AND UNCERTAINTIES THAT MAY AFFECT FUTURE RESULTS
-------------------------------------------------------------------------------

This quarterly report, including management's discussion and analysis, contains statements that are forward-looking, as that term is defined by the Private Securities Litigation Reform Act of 1995 or by the Securities and Exchange Commission in its rules. The Company intends that all forward-looking statements be subject to the safe harbors created by these laws and rules. When used in this quarterly report, the words "believes", "estimates", "plans", "expects", "anticipates", and similar expressions as they relate to the Company or its management are intended to identify forward-looking statements. All forward-looking statements are based on current expectations regarding important risk factors. These risks and uncertainties are beyond the ability of the Company to control, and, in many cases, the Company cannot predict all of the risks and uncertainties that could cause its actual results to differ materially from those expressed in the forward-looking statements. Accordingly, actual results may differ materially from those expressed in the forward-looking statements, and such statements should not be regarded as a representation by the Company or any other person that the results expressed in the statements will be achieved. Important risk factors that could cause results or events to differ from current expectations are described below. These factors are not intended to be an all-encompassing list of risks and uncertainties that may affect the operations, performance, development and results of the Company's business.

RISK FACTORS
-------------------------------------------------------------------------------

- CHANGES IN CUSTOMER DEMAND FOR THE COMPANY'S PRODUCTS AND SPECIALTY FINANCIAL SERVICES. Although the Company's products and services are a staple of its customer base, a significant change in the needs or wants of customers and the Company's failure to adapt to those needs or wants could result in a significant decrease in the revenues of the Company.

- THE ACTIONS OF THIRD-PARTIES WHO OFFER PRODUCTS AND SERVICES AT THE COMPANY'S LOCATIONS. The Company offers products and services to its customers made available by various third parties. A failure of a third party provider to provide its product or service or to maintain the quality and consistency of its product or service could result in a loss of customers and a related loss in revenue from those products or services.

- THE ABILITY OF THE COMPANY TO OPEN AND ACQUIRE NEW OPERATING UNITS IN ACCORDANCE WITH ITS PLANS. The Company's expansion program is subject to numerous factors which cannot be predicted or controlled, such as the availability of attractive acquisition candidates or sites with suitable terms and general economic conditions.

- CHANGES IN COMPETITION FROM VARIOUS SOURCES SUCH AS BANKS, SAVINGS AND LOANS, SHORT-TERM CONSUMER LENDERS, AND OTHER SIMILAR FINANCIAL SERVICES ENTITIES, AS WELL AS RETAIL BUSINESSES THAT OFFER PRODUCTS AND SERVICES OFFERED BY THE COMPANY. The Company encounters significant competition in connection with its lending and merchandise disposition operations from other pawnshops and other forms of financial institutions such as consumer finance companies. Significant increases in these competitive influences could adversely affect the Company's operations through a decrease in the number of cash advances and pawn loans originated, resulting in lower levels of earning assets in these categories.

- CHANGES IN ECONOMIC CONDITIONS. While the credit risk for most of the Company's consumer lending is mitigated by the collateralized nature of pawn lending, a protracted deterioration in the economic environment could adversely affect the Company's operations through a deterioration in performance of its pawn loan or cash advance portfolios, or by reducing consumer demand for the purchase of pre-owned merchandise.

- REAL ESTATE MARKET FLUCTUATIONS. A significant rise in real estate prices could result in an increase in the cost of store leases as the Company opens new locations and renews leases for existing locations.

- INTEREST RATE FLUCTUATIONS. Although the weakness in the U.S. economy over the past several quarters has resulted in relatively low interest rates offered by lending institutions, an eventual economic recovery could result in a rise in interest rates which would, in turn, increase the cost of borrowing to the Company.

- CHANGES IN THE CAPITAL MARKETS. The Company regularly accesses the debt capital markets to refinance existing debt obligations, and to obtain capital to finance growth. Efficient access to these markets is critical to the Company's ongoing financial success; however, the Company's future access to the debt capital markets could become restricted should the Company experience deterioration of its cash flows, balance sheet quality, or overall business or industry prospects.

- CHANGES IN TAX AND OTHER LAWS AND GOVERNMENTAL RULES AND REGULATIONS APPLICABLE TO THE SPECIALTY FINANCIAL SERVICES INDUSTRY. The Company's lending activities are subject to extensive regulation and supervision under various federal, state and local laws, ordinances and regulations. The Company faces the risk that new laws and regulations could be enacted that could have a negative impact on the Company's domestic or international lending activities.

- OTHER RISKS INDICATED IN THE COMPANY'S FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION.

- OTHER FACTORS DISCUSSED UNDER QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK IN ITEM 3 OF THIS FORM 10-Q AND IN THE COMPANY'S 2002 ANNUAL REPORT TO STOCKHOLDERS.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Market risks relating to the Company's operations result primarily from changes in interest rates, foreign exchange rates, and gold prices. The Company does not engage in speculative or leveraged transactions, nor does it hold or issue financial instruments for trading purposes. There have been no material changes to the Company's exposure to market risks since December 31, 2002.

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

                 Not Applicable

Item 6.     EXHIBITS AND REPORTS ON FORM 8-K

            (a)      Exhibits

                     99.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350

                     99.2 Certification of Chief Financial Officer pursuant to 18 U.S. C. Section 1350

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

                              Date: April 25, 2003

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

Date:  April 25, 2003



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

Date:  April 25, 2003



/s/  Thomas A. Bessant, Jr.
-----------------------------
Thomas A. Bessant, Jr.
Executive Vice President and
Chief Financial Officer

                               Index to Exhibits

         99.1     Certification of Chief Executive Officer pursuant to 18 U.S.C.
                  Section 1350

         99.2     Certification of Chief Financial Officer pursuant to 18 U.S.C.
                  Section 1350