Form 10-Q
period 2003-06-30
CASH AMERICA INTERNATIONAL INC
filed 2003-07-25
CIK 807884

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q

(Mark One)
[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

24,300,784 common shares, $.10 par value, were outstanding as of June 30, 2003

                        CASH AMERICA INTERNATIONAL, INC.

                               INDEX TO FORM 10-Q


PART I.  FINANCIAL INFORMATION
                                                                                                              Page
      Item 1.  Financial Statements (Unaudited)

           Consolidated Balance Sheets -
           June 30, 2003 and 2002 and December 31, 2002...............................................           1

           Consolidated Statements of Operations -
           Three and Six Months Ended June 30, 2003 and 2002..........................................           2

           Consolidated Statements of Stockholders' Equity -
           June 30, 2003 and 2002.....................................................................           3

           Consolidated Statements of Comprehensive Income -
           Three and Six Months Ended June 30, 2003 and 2002..........................................           3

           Consolidated Statements of Cash Flows -
           Six Months Ended June 30, 2003 and 2002....................................................           4

           Notes to Consolidated Financial Statements.................................................           5

      Item 2.  Management's Discussion and Analysis of Financial Condition
                 and Results of Operations............................................................          14

      Item 3.  Quantitative and Qualitative Disclosures About Market Risk.............................          31

      Item 4.  Controls and Procedures................................................................          31

PART II.  OTHER INFORMATION.........................................................................            32

SIGNATURES..........................................................................................            34

                         PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)


                                                                                    June 30,
                                                                            -------------------------      December 31,
                                                                               2003           2002            2002
                                                                            ---------       ---------      ------------
                                                                                 (Unaudited)
ASSETS

   Current assets:
     Cash and cash equivalents .......................................      $   7,697       $   6,691       $   3,951
     Pawn loans ......................................................        136,897         120,575         127,388
     Cash advances, net ..............................................          8,463           1,430           2,210
     Merchandise held for disposition, net ...........................         50,947          49,958          54,444
     Finance and service charges receivable ..........................         21,316          18,864          21,096
     Other receivables and prepaid expenses ..........................          9,030           6,479           8,671
     Income taxes recoverable ........................................             --           2,270              --
     Deferred tax assets .............................................          6,169           5,031           5,392
                                                                            ---------       ---------       ---------

       Total current assets ..........................................        240,519         211,298         223,152
   Property and equipment, net .......................................         67,896          67,816          67,254
   Goodwill ..........................................................         81,432          78,127          79,833
   Other assets ......................................................          2,814           5,079           6,239
                                                                            ---------       ---------       ---------

       Total assets ..................................................      $ 392,661       $ 362,320       $ 376,478
                                                                            =========       =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY

   Current liabilities:
     Accounts payable and accrued expenses ...........................      $  25,401       $  19,663       $  24,920
     Customer deposits ...............................................          4,381           4,336           4,050
     Income taxes currently payable ..................................          1,683             943           2,086
     Current portion of long-term debt ...............................          8,286           8,671          12,571
                                                                            ---------       ---------       ---------

       Total current liabilities .....................................         39,751          33,613          43,627

   Deferred tax liabilities ..........................................          5,390           2,337           4,385
   Long-term debt ....................................................        140,591         146,683         136,131


   Stockholders' equity:
     Common stock, $.10 par value per share, 80,000,000 shares
       authorized ....................................................          3,024           3,024           3,024
     Additional paid-in capital ......................................        127,977         127,820         127,819
     Retained earnings ...............................................        124,971         103,263         113,278
     Accumulated other comprehensive income (loss) ...................            660          (6,288)         (2,718)
     Notes receivable secured by common stock ........................         (5,774)         (6,047)         (5,864)
     Treasury shares at cost .........................................        (43,929)        (42,085)        (43,204)
                                                                            ---------       ---------       ---------

       Total stockholders' equity ....................................        206,929         179,687         192,335
                                                                            ---------       ---------       ---------

       Total liabilities and stockholders' equity ....................      $ 392,661       $ 362,320       $ 376,478
                                                                            =========       =========       =========

                 See notes to consolidated financial statements.

                CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)


                                                                     Three Months Ended              Six Months Ended
                                                                          June 30,                       June 30,
                                                                  -------------------------      -------------------------
                                                                    2003            2002           2003            2002
                                                                  ---------       ---------      ---------       ---------
                                                                                         (Unaudited)
REVENUE

   Finance and service charges .............................      $  30,601       $  27,456      $  62,056       $  56,276
   Proceeds from disposition of merchandise ................         56,176          58,279        122,295         125,313
   Cash advance fees .......................................          6,394           4,184         12,860           7,746
   Check cashing royalties and fees ........................          1,246           1,068          2,711           2,372
                                                                  ---------       ---------      ---------       ---------

TOTAL REVENUE ..............................................         94,417          90,987        199,922         191,707

COST OF REVENUE

   Disposed merchandise ....................................         35,387          39,185         76,941          83,066
                                                                  ---------       ---------      ---------       ---------

NET REVENUE ................................................         59,030          51,802        122,981         108,641
                                                                  ---------       ---------      ---------       ---------

EXPENSES
   Operations ..............................................         36,241          33,312         73,211          67,757
   Cash advance loss provision .............................          1,692           1,568          3,024           2,469
   Administration ..........................................          8,413           6,962         17,408          14,459
   Depreciation and amortization ...........................          3,607           3,684          7,296           7,270
                                                                  ---------       ---------      ---------       ---------

TOTAL EXPENSES .............................................         49,953          45,526        100,939          91,955
                                                                  ---------       ---------      ---------       ---------

INCOME FROM OPERATIONS .....................................          9,077           6,276         22,042          16,686

   Interest expense, net ...................................          2,126           2,070          4,302           4,313
   Loss from derivative valuation fluctuations .............             --              36             --              72
   Gain from disposal of asset .............................         (1,013)             --         (1,013)             --
                                                                  ---------       ---------      ---------       ---------

Income from continuing operations before income taxes ......          7,964           4,170         18,753          12,301
   Provision for income taxes ..............................          2,313           1,488          6,333           4,416
                                                                  ---------       ---------      ---------       ---------

INCOME FROM CONTINUING OPERATIONS ..........................          5,651           2,682         12,420           7,885

   Gain from discontinued operations .......................             --             800             --             800
                                                                  ---------       ---------      ---------       ---------

NET INCOME .................................................      $   5,651       $   3,482      $  12,420       $   8,685
                                                                  =========       =========      =========       =========

Net income per share:
   Basic -
     Income from continuing operations .....................      $    0.23       $    0.11      $    0.51       $    0.32
     Gain from discontinued operations .....................      $      --       $    0.03      $      --       $    0.03
     Net income ............................................      $    0.23       $    0.14      $    0.51       $    0.35
   Diluted -
     Income from continuing operations .....................      $    0.22       $    0.11      $    0.50       $    0.32
     Gain from discontinued operations .....................      $      --       $    0.03      $      --       $    0.03
     Net income ............................................      $    0.22       $    0.14      $    0.50       $    0.35

Weighted average common shares outstanding:
   Basic ...................................................         24,189          24,447         24,215          24,483
   Diluted .................................................         25,128          24,916         24,940          24,888


                 See notes to consolidated financial statements.

                CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                        (in thousands, except share data)


                                                                             June 30, 2003                   June 30, 2002
                                                                       --------------------------       -------------------------
                                                                         Shares          Amounts          Shares         Amounts
                                                                       ----------      ----------       ----------      ---------
                                                                                                (Unaudited)
COMMON STOCK ....................................................      30,235,164      $    3,024       30,235,164      $   3,024
                                                                       ==========      ----------       ==========      ---------

ADDITIONAL PAID-IN CAPITAL
   Balance at beginning of year .................................                         127,819                         127,821
   Exercise of stock options ....................................                               7                              (8)
   Tax benefit from exercise of stock options ...................                             151                               7
                                                                                       ----------                       ---------
     Balance at June 30 .........................................                         127,977                         127,820
                                                                                       ----------                       ---------

RETAINED EARNINGS
   Balance at beginning of year .................................                         113,278                          95,192
   Net income ...................................................                          12,420                           8,685
   Dividends declared ...........................................                            (727)                           (614)
                                                                                       ----------                       ---------

     Balance at June 30 .........................................                         124,971                         103,263
                                                                                       ----------                       ---------

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
   Balance at beginning of year .................................                          (2,718)                        (10,820)
   Foreign currency translation adjustments .....................                           3,378                           4,532
                                                                                       ----------                       ---------

     Balance at June 30 .........................................                             660                          (6,288)
                                                                                       ----------                       ---------

NOTES RECEIVABLE SECURED BY COMMON STOCK
   Balance at beginning of year .................................                          (5,864)                         (5,890)
   Payments (advances) on notes receivable during period ........                              90                            (157)
                                                                                       ----------                       ---------
     Balance at June 30 .........................................                          (5,774)                         (6,047)
                                                                                       ----------                       ---------

TREASURY SHARES AT COST
   Balance at beginning of year .................................      (5,939,794)        (43,204)      (5,643,318)       (40,896)
   Purchases of treasury shares .................................        (146,381)         (1,391)        (167,247)        (1,225)
   Exercise of stock options ....................................          91,475             666            5,000             36
                                                                       ----------      ----------       ----------      ---------

     Balance at June 30 .........................................      (5,994,700)        (43,929)      (5,805,565)       (42,085)
                                                                       ==========      ----------       ==========      ---------

TOTAL STOCKHOLDERS' EQUITY ......................................                      $  206,929                       $ 179,687
                                                                                       ==========                       =========

                CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (in thousands)

                                                         Three Months Ended         Six Months Ended
                                                              June 30,                  June 30,
                                                        --------------------      --------------------
                                                         2003         2002         2003         2002
                                                        -------      -------      -------      -------
                                                                          (Unaudited)
COMPREHENSIVE INCOME
   Net income ....................................      $ 5,651      $ 3,482      $12,420      $ 8,685
   Other comprehensive income, net of tax -
     Foreign currency translation adjustments ....        3,868        5,342        3,378        4,532
                                                        -------      -------      -------      -------

TOTAL COMPREHENSIVE INCOME .......................      $ 9,519      $ 8,824      $15,798      $13,217
                                                        =======      =======      =======      =======


                 See notes to consolidated financial statements.

                CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                                                          Six Months Ended
                                                                                               June 30,
                                                                                      -------------------------
                                                                                         2003            2002
                                                                                      ---------       ---------
                                                                                             (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income ..................................................................      $  12,420       $   8,685
   Less:  Gain from discontinued operations ....................................             --             800
                                                                                      ---------       ---------
   Income from continuing operations ...........................................         12,420           7,885
   Adjustments to reconcile income from continuing operations to net cash provided by operating activities of continuing operations:
     Depreciation and amortization .............................................          7,296           7,270
     Cash advance loss provision ...............................................          3,024           2,469
     Gain from disposal of asset ...............................................         (1,013)             --
     Loss from derivative valuation fluctuations ...............................             --              72
     Changes in operating assets and liabilities -
       Merchandise held for disposition ........................................          3,700          13,708
       Finance and service charges receivable ..................................            134             970
       Other receivables and prepaid expenses ..................................          1,632           1,635
       Accounts payable and accrued expenses ...................................            371         (10,409)
       Customer deposits, net ..................................................            331             375
       Current income taxes ....................................................           (249)         (2,467)
       Deferred taxes, net .....................................................             76           3,347
                                                                                      ---------       ---------

       NET CASH PROVIDED BY OPERATING ACTIVITIES OF CONTINUING OPERATIONS ......         27,722          24,855
                                                                                      ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES
   Pawn loans forfeited and transferred to merchandise held for disposition ....         62,112          60,792
   Pawn loans repaid or renewed ................................................        148,402         134,632
   Pawn loans made, including loans renewed ....................................       (216,819)       (195,558)
                                                                                      ---------       ---------

       Net increase in pawn loans ..............................................         (6,305)           (134)
                                                                                      ---------       ---------

   Cash advances repaid or renewed .............................................         27,644          15,230
   Cash advances made, assigned or purchased ...................................        (35,964)        (16,981)
                                                                                      ---------       ---------

       Net increase in cash advances ...........................................         (8,320)         (1,751)
                                                                                      ---------       ---------

   Acquisitions, net of cash acquired ..........................................         (1,937)         (1,044)
   Purchases of property and equipment .........................................         (7,270)         (5,787)
   Proceeds from sale of asset .................................................          1,639              --
                                                                                      ---------       ---------

       NET CASH USED BY INVESTING ACTIVITIES OF CONTINUING OPERATIONS ..........        (22,193)         (8,716)
                                                                                      ---------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net borrowings (repayments) under bank lines of credit ......................          8,081          (8,816)
   Payments on notes payable and capital lease obligations .....................         (8,571)         (8,920)
   Change in notes receivable secured by common stock ..........................             90              48
   Net proceeds from reissuance of treasury shares .............................            673              28
   Treasury shares purchased ...................................................         (1,391)         (1,225)
   Dividends paid ..............................................................           (727)           (614)
                                                                                      ---------       ---------

       NET CASH USED BY FINANCING ACTIVITIES OF CONTINUING OPERATIONS ..........         (1,845)        (19,499)
                                                                                      ---------       ---------

EFFECT OF EXCHANGE RATE CHANGES ON CASH ........................................             62             516
                                                                                      ---------       ---------

CASH PROVIDED (USED) BY CONTINUING OPERATIONS ..................................          3,746          (2,844)
CASH PROVIDED BY DISCONTINUED OPERATIONS .......................................             --           3,141
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR .................................          3,951           6,394
                                                                                      ---------       ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD .....................................      $   7,697       $   6,691
                                                                                      =========       =========

                 See notes to consolidated financial statements.

                CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
-------------------------------------------------------------------------------

1.  BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Cash America International, Inc. (the "Company") and its majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

         In September 2001, the Company announced plans to exit the rent-to-own business in order to focus on its core business of lending activities. In June 2002, the Company sold the remaining assets of its rent-to-own business. See
Note 3.

         The financial statements as of June 30, 2003 and 2002, and for the three and six month periods then ended are unaudited but, in management's opinion, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for such interim periods. Operating results for the three and six month periods are not necessarily indicative of the results that may be expected for the full fiscal year.

         Certain amounts in the consolidated financial statements for the three and six month periods ended June 30, 2002, have been reclassified to conform to the presentation format adopted in 2003. These reclassifications have no effect on the net income previously reported.

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

         Small consumer cash advances ("cash advances") provide customers with cash in exchange for a promissory note or other repayment agreement supported by that customer's personal check for the aggregate amount of the cash advanced plus a service fee. To repay the cash advance, customers may redeem their check by paying cash or they may allow the check to be presented for collection. The Company accrues fees and interest on cash advances on a constant yield basis ratably over their terms. For those locations that offer cash advances from a third-party financial institution, the Company receives administrative service fees for services provided on the institutions' behalf. These fees are recorded in revenue when earned.

Check Cashing Operations -- The Company records fees derived from its owned check cashing locations in the period in which the service is provided. Royalties derived from franchise locations are recorded on the accrual basis.

3.  DISCONTINUED OPERATIONS

In September 2001, the Company adopted a formal plan (the "Plan") to exit the rent-to-own business conducted by the Company's subsidiary, Rent-A-Tire, Inc. ("Rent-A-Tire"), in order to focus on its core business of lending activities. The Company closed 21 Rent-A-Tire operating locations and held the remaining 22 locations for sale. In conjunction with the Plan, a pre-tax charge of $10,961,000 ($7,553,000 after income tax benefit) was recorded in the quarter ended September 30, 2001, to establish a reserve for the estimated loss on disposal of the rent-to-own business segment.

         On June 14, 2002, the Company sold the assets of 22 Rent-A-Tire stores for proceeds of approximately $3,000,000 in cash. During the quarter ended June 30, 2002, the Company recorded a $1,214,000 ($800,000 after income tax) reduction in the original charge to the reserve, due to both a decrease in the Company's expected future operating lease obligations (net of expected sublease income) for closed stores and proceeds from the sale of assets in excess of the original estimate. The remaining balance of the reserve of $439,000 at June 30, 2003, consists primarily of expected future operating lease obligations (net of expected sublease income) for closed stores. The reserve is included in "Accounts payable and accrued expenses" in the accompanying consolidated balance sheets.

         The Company guarantees obligations under certain operating leases for the premises related to the 22 Rent-A-Tire stores included in the asset sale agreement. In the event the buyer is unable to perform under the operating leases, the Company's maximum aggregate contingent obligation under these guarantees was approximately $1,189,000 at June 30, 2003. This amount will be reduced dollar-for-dollar by future amounts paid on these operating leases by the buyer. In the event that the buyer fails to perform and the Company is required to make payments under these leases, the Company will seek to mitigate its losses by subleasing the properties or buying out of the leases.

4.       SMALL CONSUMER CASH ADVANCES AND ALLOWANCE FOR LOSSES

Cash advances are generally offered for a term of 7 to 45 days, depending on the customer's next payday. The Company originates cash advances in some of its locations and markets and services cash advances made by a third-party bank in other Company locations. During the first quarter of 2003, the Company terminated its relationship with a national bank that had offered this product in many of its stores. The Company entered into an agreement with a state chartered bank to offer the product in those stores.

         Under the current bank program, the Company purchases a participation interest in the bank originated cash advances, and receives an administrative fee for its services. In order to benefit from the use of the Company's collection resources and proficiency, all cash advances unpaid after maturity are assigned to the Company at a discount from the amount owed by the borrower. Losses on cash advances assigned to the Company that prove uncollectible are the responsibility of the Company. To the extent that the Company collects an amount owed by the customer in excess of the amount assigned by the bank, the Company is entitled to the excess and recognizes it in income when collected. Since the Company may not be successful in the collection of the assigned accounts, the Company's provision for loan losses includes amounts estimated to be adequate to absorb credit losses from cash advances in the aggregate portfolio including those expected to be assigned from the third-party bank's outstanding portfolio.

         Cash advances outstanding at June 30, 2003 and 2002, were as follows (in thousands):

                                                                        2003          2002
                                                                       -------       -------
Originated by the Company
  Active cash advances and fees receivable ......................      $ 1,329       $   881
  Cash advances and fees in collection ..........................          367           296
                                                                       -------       -------

      TOTAL ORIGINATED BY THE COMPANY ...........................        1,696         1,177
                                                                       -------       -------

Originated by bank
  Active cash advances and fees receivable ......................        7,532         4,463
  Cash advances and fees in collection ..........................        2,476         1,849
                                                                       -------       -------

      TOTAL ORIGINATED BY BANK ..................................       10,008         6,312
                                                                       -------       -------

COMBINED GROSS PORTFOLIO ........................................       11,704         7,489
   Less:  Elimination of cash advances owned by banks ...........          908         4,463
   Less:  Discount on cash advances assigned by banks ...........          396           272
                                                                       -------       -------

Company cash advances and fees receivable, gross ................       10,400         2,754
  Less:  Allowance for losses ...................................        1,937         1,324
                                                                       -------       -------

CASH ADVANCES AND FEES RECEIVABLE, NET ..........................      $ 8,463       $ 1,430
                                                                       =======       =======

BALANCE OF ALLOWANCE FOR LOSSES AS A % OF GROSS PORTFOLIO .......         16.5%         17.7%
                                                                       =======       =======

         Changes in the allowance for losses on cash advances for the three and six month periods ended June 30, 2003 and 2002, were as follows (in thousands):

                                                     Three Months Ended            Six Months Ended
                                                          June 30,                     June 30,
                                                   ----------------------        ----------------------
                                                    2003           2002           2003           2002
                                                   -------        -------        -------        -------
Balance at beginning of period ..............      $ 1,363        $   495        $ 1,748        $   711
   Cash advance loss provision ..............        1,692          1,568          3,024          2,469
   Charge-offs ..............................       (1,941)        (1,213)        (4,404)        (2,910)
   Recoveries ...............................          823            474          1,569          1,054
                                                   -------        -------        -------        -------

Balance at end of period ....................      $ 1,937        $ 1,324        $ 1,937        $ 1,324
                                                   =======        =======        =======        =======

Cash advance loss provision as a % of
   combined advances written ................          3.9%           6.0%           3.7%           5.1%
                                                   =======        =======        =======        =======

Charge-offs (net of recoveries) as a % of
   combined advances written ................          2.6%           2.8%           3.5%           3.9%
                                                   =======        =======        =======        =======

         Cash advances assigned by the bank to the Company for collection were $13,448,000 and $9,804,000, for the six months ended June 30, 2003 and 2002, respectively. The Company's participation interest in bank originated cash advances at June 30, 2003, was $6,551,000.

5.  WEIGHTED AVERAGE SHARES

The reconciliation of basic and diluted weighted average common shares outstanding for the three and six month periods ended June 30, 2003 and 2002, was as follows (in thousands):

                                                                  Three Months Ended       Six Months Ended
                                                                        June 30,               June 30,
                                                                  ------------------      ------------------
                                                                   2003        2002        2003        2002
                                                                  ------      ------      ------      ------
Weighted average shares - Basic ............................      24,189      24,447      24,215      24,483
Effect of shares applicable to stock option plans ..........         880         403         662         335
Effect of shares applicable to nonqualified savings plan ...          59          66          63          70
                                                                  ------      ------      ------      ------

Weighted average shares - Diluted ..........................      25,128      24,916      24,940      24,888
                                                                  ======      ======      ======      ======

6.  ACQUISITIONS

During the six months ended June 30, 2003, the Company acquired three pawnshops, one check cashing franchise and other earning assets in purchase transactions for an aggregate cash consideration of $1,937,000. The excess of the aggregate purchase price over the aggregate fair market value of net assets acquired was approximately $945,000.

         On June 30, 2003, the Company entered into a definitive agreement to purchase substantially all of the assets of Cashland, Inc. ("Cashland"), a private consumer finance company based in Dayton, Ohio. The Company estimated the initial purchase price as of that date to be approximately $53,000,000 in cash and stock. Cashland operates 118 consumer finance centers that offer short-term cash advances, check cashing and money transfer services. The purchase is expected to close within 60 days.

7.  GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and other intangible assets having an indefinite useful life are tested for impairment annually at June 30, or more frequently if events or changes in circumstances indicate that the assets might be impaired. Based on the results of the test, management determined there was no impairment as of June 30, 2003 as the respective fair value of the Company's reporting units exceeds their respective carrying amounts.

Goodwill -- The changes in the carrying value of goodwill for the six month periods ended June 30, 2003 and 2002, were as follows (in thousands):

                                                                          Lending
                                                             ---------------------------------
                                                              United                                 Check
                                                              States      Foreign       Total       Cashing    Consolidated
                                                             -------      -------      -------      -------    ------------
Balance as of January 1, 2003,
  net of amortization of $23,365 ......................      $59,591      $15,059      $74,650      $ 5,183      $79,833
Acquired goodwill .....................................          145          673          818          127          945
Effect of foreign translation .........................           --          654          654           --          654
                                                             -------      -------      -------      -------      -------

Balance as of June 30, 2003 ...........................      $59,736      $16,386      $76,122      $ 5,310      $81,432
                                                             =======      =======      =======      =======      =======

Balance as of January 1, 2002,
  net of amortization of $24,224 ......................      $59,050      $12,453      $71,503      $ 5,183      $76,686
Acquired goodwill .....................................          555           --          555           --          555
Effect of foreign translation .........................           --          886          886           --          886
                                                             -------      -------      -------      -------      -------

Balance as of June 30, 2002 ...........................      $59,605      $13,339      $72,944      $ 5,183      $78,127
                                                             =======      =======      =======      =======      =======

Acquired Intangible Assets -- Acquired intangible assets subject to amortization as of June 30, 2003 and 2002, were as follows (in thousands):

                                                  2003                                   2002
                                   ----------------------------------      ----------------------------------
                                    Gross      Accumulated                  Gross     Accumulated
                                   Amount     Amortization      Net         Amount    Amortization      Net
                                   -------    ------------    -------      -------    ------------    -------
Noncompete agreements .......      $ 1,197      $  (806)      $   391      $ 3,051      $(2,372)      $   679
Other .......................          130          (77)           53          131          (64)           67
                                   -------      -------       -------      -------      -------       -------

Total .......................      $ 1,327      $  (883)      $   444      $ 3,182      $(2,436)      $   746
                                   =======      =======       =======      =======      =======       =======

         Noncompetition agreements are amortized over the terms of the contracts. Net acquired intangible assets are included in "Other assets" in the accompanying consolidated balance sheets.

8.  LONG-TERM DEBT

The Company's long-term debt instruments and balances outstanding at June 30, 2003 and 2002, were as follows (in thousands):

                                                               2003          2002
                                                             --------      --------
U.S. Line of Credit up to $90,000
   due August 14, 2005 ................................      $ 49,437      $     --
U.S. Line of Credit up to $150,000
   due June 30, 2003 (terminated in 2002) .............            --        95,000
Multi-currency Line of Credit up to(pound)20,000
   due April 30, 2006 .................................        15,511            --
Multi-currency Line of Credit up to(pound)20,000
   due April 30, 2003 (terminated in 2002) ............            --        10,054
8.33% senior unsecured notes due 2003 .................            --         4,286
8.14% senior unsecured notes due 2007 .................        20,000        20,000
7.10% senior unsecured notes due 2008 .................        21,429        25,714
7.20% senior unsecured notes due 2009 .................        42,500            --
Other .................................................            --           300
                                                             --------      --------
                                                              148,877       155,354
Less current portion ..................................         8,286         8,671
                                                             --------      --------

   Total long-term debt ...............................      $140,591      $146,683
                                                             ========      ========

         The Company also has an SEK 15,000,000 line of credit (approximately $1,880,000 at June 30, 2003) that matures on May 30, 2004. There were no amounts outstanding on this line of credit as of June 30, 2003 and 2002, respectively.

9.   STOCK OPTIONS

Under various plans (the "Plans") it sponsors, the Company is authorized to issue 8,300,000 shares of common stock pursuant to "Awards" granted as incentive stock options (intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended) and nonqualified stock options. Stock options granted under the Plans have contractual terms of 5 to 15 years and have an exercise price equal to or greater than the fair market value of the stock at grant date. Stock options granted vest equally over periods ranging from 1 to 7 years and certain option awards issued since 1997 have a provision to accelerate the vesting if specified share price appreciation criteria are met. During the six months ended June 30, 2003, 100,475 shares vested due to the acceleration provision. No such accelerated vesting of stock options occurred during the six months ended June 30, 2002.

         The Company applies the intrinsic value based method of accounting for the Plans and, accordingly, no compensation costs have been recognized. Had compensation costs for the Company's stock options been determined using the fair value accounting provisions of Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation", the Company's net income and related amounts per share, basic and diluted, for each of the three and six month periods ended June 30, 2003 and 2002 would have been reported as follows (in thousands, except per share amounts):

                                                                   Three Months Ended           Six Months Ended
                                                                        June 30,                    June 30,
                                                               --------------------------   -------------------------
                                                                   2003          2002          2003          2002
                                                               -----------   ------------   -----------   -----------
Net income - as reported..................................     $     5,651   $      3,482  $     12,420  $      8,685
   Deduct: Total stock-based employee compensation
   expense(a).............................................             646            366         1,021           674
                                                               -----------   ------------   -----------  ------------

Net income - pro forma....................................     $     5,005   $      3,116   $    11,399  $      8,011
                                                               ===========   ============   ===========  ============

Net income per share
   Basic:
     As reported..........................................     $      0.23    $      0.14  $        0.51 $        0.35
     Pro forma............................................     $      0.21    $      0.13  $        0.47 $        0.33
   Diluted:
     As reported..........................................     $      0.22    $      0.14  $        0.50 $        0.35
     Pro forma............................................     $      0.20    $      0.13  $        0.45 $        0.32

----------

(a) Determined under fair value based method for all awards, net of related tax effects. "All awards" refers to awards granted, modified, or settled in fiscal periods beginning after December 15, 1994, that is, awards for which the fair value was required to be measured under SFAS 123.


         The fair value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model. For options granted during the three and six month periods ended June 30, 2003 and 2002, the following weighted average assumptions were used:

                                    Three Months Ended          Six Months Ended
                                         June 30,                   June 30,
                                  ---------------------       ---------------------
                                   2003          2002          2003          2002
                                  -------       -------       -------       -------
Expected term (years) ......          8.3           8.0           8.4           8.2
Risk-free interest rate ....         4.05%         5.17%         4.13%         5.23%
Expected dividend yield ....         0.61%         0.57%         0.53%         0.63%
Expected volatility ........         49.6%         55.9%         50.0%         56.7%

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

         Information concerning the segments is set forth below (in thousands):

                                                                      Lending
                                                        ------------------------------------
                                                         United                                    Check
                                                         States        Foreign       Total        Cashing     Consolidated
                                                        --------      --------      --------      --------    ------------
THREE MONTHS ENDED JUNE 30, 2003:

REVENUE
  Finance and service charges ....................      $ 23,439      $  7,162      $ 30,601      $     --      $ 30,601
  Proceeds from disposition of merchandise .......        51,644         4,532        56,176            --        56,176
  Cash advance fees ..............................         6,394            --         6,394            --         6,394
  Check cashing royalties and fees ...............            --           418           418           828         1,246
                                                        --------      --------      --------      --------      --------

TOTAL REVENUE ....................................        81,477        12,112        93,589           828        94,417
Cost of revenue - disposed merchandise ...........        31,984         3,403        35,387            --        35,387
                                                        --------      --------      --------      --------      --------

NET REVENUE ......................................        49,493         8,709        58,202           828        59,030
                                                        --------      --------      --------      --------      --------

EXPENSES
  Operations .....................................        31,916         3,948        35,864           377        36,241
  Cash advance loss provision ....................         1,692            --         1,692            --         1,692
  Administration .................................         7,082         1,148         8,230           183         8,413
  Depreciation and amortization ..................         2,837           648         3,485           122         3,607
                                                        --------      --------      --------      --------      --------
TOTAL EXPENSES ...................................        43,527         5,744        49,271           682        49,953
                                                        --------      --------      --------      --------      --------

INCOME FROM OPERATIONS ...........................      $  5,966      $  2,965      $  8,931      $    146      $  9,077
                                                        ========      ========      ========      ========      ========

AS OF JUNE 30, 2003:

Total assets .....................................      $283,433      $101,175      $384,608      $  8,053      $392,661
                                                        ========      ========      ========      ========      ========

THREE MONTHS ENDED JUNE 30, 2002:

REVENUE
  Finance and service charges ....................      $ 21,688      $  5,768      $ 27,456      $     --      $ 27,456
  Proceeds from disposition of merchandise .......        55,093         3,186        58,279            --        58,279
  Cash advance fees ..............................         4,184            --         4,184            --         4,184
  Check cashing royalties and fees ...............            --           242           242           826         1,068
                                                        --------      --------      --------      --------      --------

TOTAL REVENUE ....................................        80,965         9,196        90,161           826        90,987
Cost of revenue - disposed merchandise ...........        36,728         2,457        39,185            --        39,185
                                                        --------      --------      --------      --------      --------

NET REVENUE ......................................        44,237         6,739        50,976           826        51,802
                                                        --------      --------      --------      --------      --------

EXPENSES
  Operations .....................................        30,154         2,830        32,984           328        33,312
  Cash advance loss provision ....................         1,568            --         1,568            --         1,568
  Administration .................................         5,810         1,008         6,818           144         6,962
  Depreciation and amortization ..................         2,923           605         3,528           156         3,684
                                                        --------      --------      --------      --------      --------
TOTAL EXPENSES ...................................        40,455         4,443        44,898           628        45,526
                                                        --------      --------      --------      --------      --------

INCOME FROM OPERATIONS ...........................      $  3,782      $  2,296      $  6,078      $    198      $  6,276
                                                        ========      ========      ========      ========      ========

AS OF JUNE 30, 2002:

Total assets .....................................      $274,157      $ 80,302      $354,459      $  7,861      $362,320
                                                        ========      ========      ========      ========      ========

                                                                      Lending
                                                        ------------------------------------
                                                         United                                    Check
                                                         States       Foreign        Total        Cashing     Consolidated
                                                        --------      --------      --------      --------    ------------
SIX MONTHS ENDED JUNE 30, 2003:

REVENUE
  Finance and service charges ....................      $ 48,148      $ 13,908      $ 62,056      $     --      $ 62,056
  Proceeds from disposition of merchandise .......       114,706         7,589       122,295            --       122,295
  Cash advance fees ..............................        12,860            --        12,860            --        12,860
  Check cashing royalties and fees ...............            --           800           800         1,911         2,711
                                                        --------      --------      --------      --------      --------

TOTAL REVENUE ....................................       175,714        22,297       198,011         1,911       199,922
Cost of revenue - disposed merchandise ...........        71,487         5,454        76,941            --        76,941
                                                        --------      --------      --------      --------      --------

NET REVENUE ......................................       104,227        16,843       121,070         1,911       122,981
                                                        --------      --------      --------      --------      --------

EXPENSES
  Operations .....................................        64,821         7,583        72,404           807        73,211
  Cash advance loss provision ....................         3,024            --         3,024            --         3,024
  Administration .................................        14,818         2,232        17,050           358        17,408
  Depreciation and amortization ..................         5,719         1,333         7,052           244         7,296
                                                        --------      --------      --------      --------      --------
TOTAL EXPENSES ...................................        88,382        11,148        99,530         1,409       100,939
                                                        --------      --------      --------      --------      --------
INCOME FROM OPERATIONS ...........................      $ 15,845      $  5,695      $ 21,540      $    502      $ 22,042
                                                        ========      ========      ========      ========      ========

SIX MONTHS ENDED JUNE 30, 2002:

 REVENUE
  Finance and service charges ....................      $ 45,003      $ 11,273      $ 56,276      $     --      $ 56,276
  Proceeds from disposition of merchandise .......       119,650         5,663       125,313            --       125,313
  Cash advance fees ..............................         7,746            --         7,746            --         7,746
  Check cashing royalties and fees ...............            --           426           426         1,946         2,372
                                                        --------      --------      --------      --------      --------

TOTAL REVENUE ....................................       172,399        17,362       189,761         1,946       191,707
Cost of revenue - disposed merchandise ...........        78,804         4,262        83,066            --        83,066
                                                        --------      --------      --------      --------      --------

NET REVENUE ......................................        93,595        13,100       106,695         1,946       108,641
                                                        --------      --------      --------      --------      --------

EXPENSES
  Operations .....................................        61,424         5,566        66,990           767        67,757
  Cash advance loss provision ....................         2,469            --         2,469            --         2,469
  Administration .................................        12,158         1,970        14,128           331        14,459
  Depreciation and amortization ..................         5,793         1,169         6,962           308         7,270
                                                        --------      --------      --------      --------      --------
TOTAL EXPENSES ...................................        81,844         8,705        90,549         1,406        91,955
                                                        --------      --------      --------      --------      --------

INCOME FROM OPERATIONS ...........................      $ 11,751      $  4,395      $ 16,146      $    540      $ 16,686
                                                        ========      ========      ========      ========      ========

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

         As of June 30, 2003, the Company's lending operations consisted of 462 pawnshops, including 390 owned units and 9 franchised units in 17 states in the United States, 51 units in the United Kingdom, and 12 units in Sweden. The foreign operations consist primarily of jewelry-only lending units. The number of owned pawnshops declined by 7 during the 18 months ended June 30, 2003, as the Company acquired 7 operating units, established 3 locations, and combined or closed 17 locations. In addition, 4 franchise units were either closed or terminated. As of June 30, 2003, the Company also owned and operated 11 locations in the United States that offer only the cash advance product.

         As of June 30, 2003, Mr. Payroll operated 132 franchised and 7 company-owned manned check cashing centers in 20 states.

         In September 2001, the Company announced plans to exit the rent-to-own business in order to focus on its core business of lending activities. In June 2002, the Company sold the remaining assets of its rent-to-own business. See
Note 3 of Notes to Consolidated Financial Statements.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the components of consolidated statements of operations as a percentage of total revenue.

                                                          Three Months Ended          Six Months Ended
                                                                June 30,                   June 30,
                                                          --------------------       --------------------
                                                           2003          2002         2003          2002
                                                          ------        ------       ------        ------
  REVENUE

    Finance and service charges ....................        32.4%         30.2%        31.0%         29.4%
    Proceeds from disposition of merchandise .......        59.5          64.0         61.2          65.4
    Cash advance fees ..............................         6.8           4.6          6.4           4.0
    Check cashing royalties and fees ...............         1.3           1.2          1.4           1.2
                                                          ------        ------       ------        ------

  TOTAL REVENUE ....................................       100.0         100.0        100.0         100.0

  COST OF REVENUE

    Disposed merchandise ...........................        37.5          43.1         38.5          43.3
                                                          ------        ------       ------        ------

  NET REVENUE ......................................        62.5          56.9         61.5          56.7
                                                          ------        ------       ------        ------

  EXPENSES
    Operations .....................................        38.4          36.6         36.6          35.3
    Cash advance loss provision ....................         1.8           1.7          1.5           1.3
    Administration .................................         8.9           7.6          8.7           7.6
    Depreciation and amortization ..................         3.8           4.1          3.7           3.8
                                                          ------        ------       ------        ------

  TOTAL EXPENSES ...................................        52.9          50.0         50.5          48.0
                                                          ------        ------       ------        ------

  INCOME FROM OPERATIONS ...........................         9.6           6.9         11.0           8.7

    Interest expense, net ..........................         2.3           2.3          2.2           2.2
    Loss from derivative valuation fluctuations ....          --            --           --            --
    Gain from disposal of asset ....................        (1.1)           --         (0.5)           --
                                                          ------        ------       ------        ------

  Income from continuing operations before provision
       for income taxes ............................         8.4           4.6          9.3           6.5
    Provision for income taxes .....................         2.4           1.6          3.1           2.3
                                                          ------        ------       ------        ------

  INCOME FROM CONTINUING OPERATIONS ................         6.0%          3.0%         6.2%          4.2%
                                                          ======        ======       ======        ======

The following table sets forth certain selected consolidated financial and non-financial data as of June 30, 2003 and 2002, and for the three and six months then ended (dollars in thousands).

                                                                              Three Months Ended             Six Months Ended
                                                                                    June 30,                      June 30,
                                                                          --------------------------     --------------------------
                                                                             2003            2002          2003             2002
                                                                          ---------        ---------     ---------        ---------
LENDING OPERATIONS:
  PAWN LOANS
     Annualized yield on pawn loans ..................................         94.4%            97.4%         98.1%           100.7%
     Total pawn loans written ........................................    $ 113,548        $ 103,046     $ 216,819        $ 195,558
     Average pawn loan balance outstanding ...........................    $ 129,991        $ 113,097     $ 127,579        $ 112,664
     Average pawn loan balance per average pawnshop location in
       operation .....................................................    $     288        $     248     $     282        $     246
     Average pawn loan amount at end of period (not in thousands).....    $     107        $     100     $     107        $     100
     Profit margin on disposition of merchandise as a percentage
       of proceeds from disposition of merchandise ...................         37.0%            32.8%    $    37.1%            33.7%
     Average annualized merchandise turnover .........................          2.9x             3.0x          3.1x             3.0x
     Average merchandise held for disposition per average
       pawnshop location .............................................    $     110        $     115     $     112        $     123
     Pawnshop locations in operation -
       Beginning of period, owned ....................................          453              459           455              460
         Acquired ....................................................           --               --             3                2
         Start-ups ...................................................            1               --             2               --
         Combined or closed ..........................................           (1)              (5)           (7)              (8)
       End of period, owned ..........................................          453              454           453              454
       Franchise locations at end of period ..........................            9               13             9               13
       Total pawnshop locations at end of period .....................          462              467           462              467
       Average number of owned pawnshop locations in operation .......          452              456           453              458

  SMALL CONSUMER CASH ADVANCES
     Total amount of cash advances written (a) .......................    $  43,552        $  26,347     $  81,762        $  48,035
     Number of cash advances written (not in thousands) (a) ..........      148,507           94,037       278,244          170,509
     Average cash advance amount (not in thousands)(a) ...............    $     293        $     280     $     294        $     282
     Combined cash advances outstanding (a) ..........................    $  11,704        $   7,489     $  11,704        $   7,489
     Cash advances outstanding per location at end of period (a) .....    $      30        $      19     $      30        $      19
     Cash advances outstanding before allowance for losses (b) .......    $  10,400        $   2,754     $  10,400        $   2,754
     Locations offering cash advances at end of period:
       Pawnshops .....................................................          383              390           383              390
       Cash advance units ............................................           11               --            11               --
         Total .......................................................          394              390           394              390
     Average number of locations offering cash advances ..............          391              391           391              391

CHECK CASHING OPERATIONS (c):
  Check cashing royalties and fees ...................................    $     828        $     826     $   1,911        $   1,946
  Franchised and owned check cashing centers -
     Face amount of checks cashed ....................................    $ 257,066        $ 249,778     $ 565,594        $ 545,723
     Gross fees collected ............................................    $   3,527        $   3,470     $   8,138        $   7,918
     Fees as a percentage of checks cashed ...........................          1.4%             1.4%          1.4%             1.5%
     Average check cashed (not in thousands) .........................    $     340        $     333     $     374        $     366
     Centers in operation at end of period ...........................          139              135           139              135
     Average centers in operation for the period .....................          140              135           137              135

----------

(a) Includes cash advances made by the Company and cash advances made by third-party financial institutions.

(b)      Amounts recorded in the Company's consolidated financial statements.

(c) Information presented in this section relates to Mr. Payroll. "Check cashing royalties and fees" in the consolidated statements of operations also includes United Kingdom check cashing fees.

SECOND QUARTER ENDED JUNE 30, 2003, COMPARED TO THE
SECOND QUARTER ENDED JUNE 30, 2002

CONSOLIDATED NET REVENUE. Consolidated net revenue increased $7.2 million, or 13.9%, to $59.0 million during the second quarter ended June 30, 2003 (the "current quarter") from $51.8 million during the second quarter ended June 30, 2002 (the "prior year quarter"). The following table sets forth net revenue results by operating segment for the three month periods ended June 30 (in millions):

                                         2003      2002        Increase
                                        -----     -----     -------------
Domestic lending ....................   $49.5     $44.3     $ 5.2    11.7%
Foreign lending .....................     8.7       6.7       2.0    29.9
                                        -----     -----     -----   -----

     Total lending ..................    58.2      51.0       7.2    14.1
Check cashing .......................     0.8       0.8        --      --
                                        -----     -----     -----   -----

Consolidated net revenue ............   $59.0     $51.8     $ 7.2    13.9%
                                        =====      =====    =====   =====

         The Company's domestic lending operations generated the majority of the increase in consolidated net revenue. Higher revenue from the Company's small consumer cash advance product, higher finance and service charges on pawn loans, and higher gross profit from disposition of merchandise accounted for the increase in net revenue.

         The components of net revenue are finance and service charges from pawn loans, which increased $3.1 million; gross profit from disposition of merchandise, which increased $1.7 million; cash advance fees, which increased $2.2 million; and check cashing royalties and fees, which increased $0.2 million. Management believes that the trend of higher cash advance fees and higher finance and service charges on pawn loans will continue during the remainder of 2003 as a result of the expected continuation of increased demand for these products and due to the higher balances of cash advances and pawn loans at the end of the second quarter of 2003 compared to the prior year.

FINANCE AND SERVICE CHARGES. The following is a summary of finance and service charges related to pawn loans by operating segment for the three months ended June 30, 2003 and 2002 (in millions):

                                         2003      2002        Increase
                                        -----     -----     -------------

Domestic lending .....................  $23.4      $21.7    $ 1.7     7.8%
Foreign lending ......................    7.2        5.8      1.4    24.1
                                        -----     -----     -----   -----

  Total finance and service charges...  $30.6      $27.5    $ 3.1    11.3%
                                        =====      =====    =====   =====

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

                                                             Total
                                 Average                    Before
                                 Balance        Loan        Foreign        Foreign
                              Outstanding       Yield    Translation     Translation      Total
                              -------------   --------   -------------   ------------   ---------
   Domestic lending.......    $         1.5    $   0.2   $         1.7   $         --   $     1.7
   Foreign lending........              0.7       (0.2)            0.5            0.9         1.4
                              -------------   --------   -------------   ------------   ---------

        Total.............    $         2.2   $     --   $         2.2   $        0.9   $     3.1
                              =============   ========   =============   ============   =========

         Excluding the favorable impact of foreign currency translation, the company-wide average balance of pawn loans outstanding was 8.8% higher during the current quarter than the prior year quarter. On a segment basis, the average balances of pawn loans were 7.1% and 11.7% higher for the domestic and foreign lending operations, respectively. The increase in the average balance of domestic pawn loans outstanding was driven by a 6.0% increase in the average number of pawn loans outstanding during the current quarter coupled with a 1.1% increase in the average amount per loan. Management believes the higher average domestic loan balance outstanding is partially attributable to adverse trends in the U.S. economy, which were conducive to an increase in loan demand. Domestic pawn loan balances at June 30, 2003, were $5.7 million, or 7.6%, higher than at June 30, 2002. Management expects this trend of higher demand for pawn loans to continue throughout the remainder of 2003. However, the year-over-year increase may decline slightly during the third quarter due to the advance child tax credit payments to be issued by the Internal Revenue Service to some pawn loan customers in the period. The average balances of pawn loans outstanding denominated in their local currencies increased 13.3% and 9.0% in the United Kingdom and Sweden, respectively. The average number of pawn loans outstanding in the United Kingdom and Sweden increased 7.5% and 1.5%, respectively. Average amounts per loan were higher for both the United Kingdom and Sweden by 5.4% and 7.3%, respectively.

         Excluding the favorable impact of foreign currency translation, the consolidated annualized loan yield, which represents the blended result derived from the distinctive loan yields realized from operations in the three countries, was 96.7% in the current year quarter, compared to 97.4% in the prior year quarter. There was an increase in the domestic annualized loan yield to 123.9% for the current year quarter, compared to 122.8% for the prior year quarter. Improved performance of the pawn loan portfolio, including higher redemption rates and a slightly higher concentration of extended loans in the portfolio, contributed to the higher domestic yield. The blended yield on average foreign pawn loans outstanding decreased to 53.0% in the current year quarter compared to 54.7% in the prior year quarter. The decrease in the blended foreign yield was caused by a decrease in loan redemption rates and lower yield on the disposition of unredeemed collateral at auction.

         Favorable currency translation adjustments contributed $0.9 million to the increase in foreign source finance and service charges in the current quarter as compared to the prior year quarter, as the British pound and Swedish kronor were stronger relative to the United States dollar. The weighted average exchange rates used to translate local currency earnings into dollars for the pound and kronor were 10.9% and 23.9% higher, respectively, during the current quarter compared to the prior year quarter.

PROFIT FROM DISPOSITION OF MERCHANDISE. Profit from disposition of merchandise represents the proceeds received from disposition of merchandise in excess of the cost of disposed merchandise. The following table summarizes, by operating segment, the proceeds from disposition of merchandise and the related profit for the current quarter compared to the prior year quarter (in millions):

                                                            Three Months Ended June 30,
                                         ------------------------------------------------------------------
                                                     2003                                2002
                                         -----------------------------      -------------------------------
                                         Merch-     Refined                  Merch-     Refined
                                         andise*     Gold        Total      andise*      Gold         Total
                                         -------    -------      -----      -------     -------       -----
Proceeds from disposition:
   Domestic .......................      $43.8       $ 7.9       $51.7       $46.8       $ 8.3        $55.1
   Foreign ........................        2.8         1.7         4.5         2.2         1.0          3.2
                                         -----       -----       -----       -----       -----        -----
     Total proceeds ...............      $46.6       $ 9.6       $56.2       $49.0       $ 9.3        $58.3
                                         =====       =====       =====       =====       =====        =====
Profit on disposition .............      $18.5       $ 2.3       $20.8       $18.0       $ 1.1        $19.1
                                         =====       =====       =====       =====       =====        =====
Profit margin .....................       39.7%       23.9%       37.0%       36.7%       11.8%        32.8%
Profit margin - Domestic ..........       39.8%       28.3%       38.1%       36.8%       13.6%        33.3%
Profit margin - Foreign ...........       37.9%        3.8%       24.9%       33.2%       (1.7)%       22.9%

----------

  *Excluding refined gold.

         Total proceeds from disposition of merchandise in the current quarter were $2.1 million, or 3.6%, lower than in the prior year quarter. The decrease was predominately the result of the Company entering the quarter with lower levels of merchandise available for sale. Proceeds from disposition of merchandise, excluding refined gold, decreased $2.4 million, or 5.0%. Proceeds from disposition of refined gold increased $0.3 million, or 3.6% due to higher market prices for gold. The consolidated merchandise turnover rate decreased to
2.9 times during the current quarter as compared to 3.0 times during the prior year quarter, and the gross profit on disposition of merchandise increased to 37.0% in the current quarter as compared to 32.8% in the prior year quarter. Excluding the effect of disposition of refined gold, the gross profit on disposition of merchandise increased to 39.7% in the current quarter from 36.7% in the prior year quarter due predominately to lower average cost of merchandise sold. The gross profit on disposition of refined gold was 23.9% in the current quarter compared to 11.8% in the prior year quarter due to the prevailing higher market price of gold.

CASH ADVANCE FEES. Cash advance fees increased $2.2 million, or 52.3%, to $6.4 million in the current quarter as compared to $4.2 million in the prior year quarter. The increase resulted from significantly higher cash advance balances at the beginning of the period related to the continued increase in demand for the small consumer cash advance product. While management expects demand for the cash advance product to remain strong throughout the remainder of 2003, the advance child tax credit payments to be issued by the Internal Revenue Service during the third quarter to some cash advance customers may moderate demand for the product in the quarter. While this could slow the growth in cash advance balances, management still anticipates positive year-over-year comparisons to the 2002 balances. The product was available in 394 domestic lending units at June 30, 2003, including 303 units that offer the product on behalf of a third-party bank, for which the Company performs administrative services. Cash advance fees include revenue from the cash advance portfolio owned by the Company and fees for administrative services performed for the bank. (Although small consumer cash advance transactions may take the form of loans or deferred check deposit transactions, the transactions are referred to throughout this discussion as "cash advances" for convenience.)

         The amount of cash advances written increased $17.2 million, or 65.4%, to $43.5 million in the current quarter from $26.3 million in the prior year quarter. The $43.5 million in cash advances written in the current quarter includes $37.9 million extended to customers by the bank. The average amount per cash advance increased to $293 from $280. The combined Company and bank portfolio of cash advances generated $7.5 million in revenue during the current quarter compared to $4.6 million in the prior year quarter. The outstanding combined portfolio of small consumer cash advances increased $4.2 million to $11.7 million at June 30, 2003, from $7.5 million at June 30, 2002. Included in these amounts are $10.4 million and $2.7 million for 2003 and 2002, respectively, that are included in the Company's consolidated balance sheets. An allowance for losses of $1.9 million and $1.3 million has been provided in the consolidated financial statements as of June 30, 2003 and 2002, respectively, which offsets the outstanding cash advance amounts.

         During the first quarter of 2003, the Company terminated its relationship with the national bank that had offered this product in many of its stores. The Company entered into an agreement with a state chartered bank to offer the product in those stores. See further discussion in Note 4 of Notes to Consolidated Financial Statements.

CHECK CASHING ROYALTIES AND FEES. Check cashing fees for the United Kingdom operations increased 72.7% to $0.4 million, in the current quarter. Check cashing revenue for the Mr. Payroll operations was unchanged at $0.8 million.

OPERATIONS AND ADMINISTRATION EXPENSES. Consolidated operations and administration expenses, as a percentage of total revenue, was 47.3% in the current quarter compared to 44.2% in the prior year quarter. These expenses increased $4.4 million, or 10.9%, in the current quarter compared to the prior year quarter. Domestic lending expenses increased $3.0 million, as a result of higher expenses related to the cash advance product including advertising and new locations. In addition there were increased incentive expenses associated with the improvement in operating results and higher personnel costs. The current quarter operating expenses also included a write-off of $0.3 million in uncollectable receivables from a third party collector of past due cash advances. Foreign lending operations expenses increased $1.3 million primarily due to an increase in the number of locations in the United Kingdom. Mr. Payroll's expenses increased slightly from $0.5 million for the prior year quarter to $0.6 million for the current quarter.

CASH ADVANCE LOSS PROVISION. The Company maintains an allowance for losses on cash advances at a level projected to be adequate to absorb credit losses inherent in the outstanding cash advance portfolio. The cash advance loss provision is utilized to increase the allowance carried against the outstanding portfolio. The cash advance loss provision increased $0.1 million to $1.7 million in the current quarter as compared to $1.6 million in the prior year quarter due to the increase in the size of the portfolio. Loss provision as a percentage of cash advance fees was 26.5% in the current quarter as compared to 37.5% in the prior year quarter. The decrease in the loss provision as a percentage of cash advance fees is due to lower loss rates experienced by the Company in the current quarter compared to the prior year quarter.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense as a percentage of total revenue was 3.8% in the current quarter compared to 4.1% in the prior year quarter.

INTEREST EXPENSE. Net interest expense as a percentage of total revenue remained at 2.3%. Interest expense for both current and prior year quarters was $2.1 million. The effective blended borrowing cost increased to 6.0% in the current quarter as compared to 5.2% in the prior year quarter due primarily to the Company's decision to issue $42.5 million of long-term fixed rate notes in July 2002 that replaced lower floating interest rate debt and the elimination of interest income from a note receivable repaid in the first quarter of 2003. The average amount of debt outstanding decreased during the current quarter to $142.3 million from $159.4 million during the prior year quarter.

LOSS FROM DERIVATIVE VALUATION FLUCTUATIONS. There were no adjustments to fair values of interest rate cap agreements during the current quarter compared to a loss of $36,000 in the prior year quarter.

GAIN FROM DISPOSAL OF ASSET. During the current quarter, the Company sold real estate that was being held for investment purposes following the reconstruction of the corporate headquarters. The Company received cash proceeds of $1.6 million and realized a gain of $1.0 million.

INCOME TAXES. The Company's effective tax rate for the current quarter was 29.0% as compared to 35.7% for the prior year quarter. The decrease in the current quarter is primarily attributable to a reduction in the deferred tax valuation allowance for capital losses. The valuation allowance was reduced as a result of the recognition of capital gain from the sale of real estate held for investment. The effective tax rate for the current quarter would have been 35.2% excluding the gain and the related tax effect.

OTHER DATA. The following table sets forth certain selected financial and non-financial data for the Company's domestic and foreign lending operations, presented in U.S. dollars, as of June 30, 2003 and 2002, and for the three months then ended (dollars in thousands).

                                                                                    Domestic                       Foreign
                                                                            ------------------------        -----------------------
                                                                              2003            2002            2003           2002
                                                                            --------        --------        --------       --------
Annualized yield on pawn loans - domestic ............................         123.9%          122.8%             --             --
Annualized yield on pawn loans - foreign operations:
  In U.S. dollars ....................................................            --              --            53.1%          54.7%
  In local currency -
     United Kingdom ..................................................            --              --            57.7%          58.9%
     Sweden ..........................................................            --              --            45.8%          49.0%
Total pawn loans written .............................................      $ 82,014        $ 77,702        $ 31,534       $ 25,344
Average pawn loan balance outstanding ................................      $ 75,904        $ 70,832        $ 54,087       $ 42,265
Average pawn loan balance per average pawnshop location in
  operation ..........................................................      $    195        $    177        $    872       $    755
Average pawn loan amount at end of period (not in thousands)  ........      $     81        $     80        $    201       $    175
Profit margin on disposition of merchandise as a percentage of
  proceeds from disposition of merchandise ...........................          38.1%           33.3%           24.9%          22.9%
Average annualized merchandise turnover ..............................           2.9x            3.0x            2.4x           2.7x
Average merchandise held for disposition per average pawnshop
  location ...........................................................      $    112        $    122              93       $     64
Pawnshop locations in operations -
  Beginning of period, owned .........................................           391             403              62             56
     Acquired ........................................................            --              --              --             --
     Start-ups .......................................................            --              --               1             --
     Combined or closed ..............................................            (1)             (5)             --             --
  End of period, owned ...............................................           390             398              63             56
  Franchise locations at end of period ...............................             9              13              --             --
  Total pawnshop locations at end of period ..........................           399             411              63             56
  Average number of owned pawnshop locations in operation ............           390             400              62             56

CURRENCY EXCHANGE RATES:

Harvey & Thompson, Ltd. (British pound per U.S. dollar) -
  Balance sheet data - end of period rate.............................            --              --          0.6039         0.6527
  Statements of operations data - average rate for the period.........            --              --          0.6169         0.6842

Svensk Pantbelaning (Swedish kronor per U.S. dollar) -
  Balance sheet data - end of period rate.............................            --              --          7.9808         9.1593
  Statements of operations data - average rate for the period.........            --              --          8.0416         9.9669

SIX MONTHS ENDED JUNE 30, 2003, COMPARED TO THE
SIX MONTHS ENDED JUNE 30, 2002

CONSOLIDATED NET REVENUE. Consolidated net revenue increased $14.4 million, or 13.3%, to $123.0 million during the six months ended June 30, 2003, (the "current period") from $108.6 million during the second quarter ended June 30, 2002 (the "prior year period"). The following table sets forth net revenue results by operating segment for the three month periods ended June 30, 2003 and 2002 (in millions):

                               2003        2002            Increase
                              ------      ------      ------------------
Domestic lending .......      $104.3      $ 93.6      $ 10.7        11.4%
Foreign lending ........        16.8        13.1         3.7        28.2
                              ------      ------      ------      ------

     Total lending .....       121.1       106.7        14.4        13.5
Check cashing ..........         1.9         1.9          --          --
                              ------      ------      ------      ------

Consolidated net revenue      $123.0      $108.6      $ 14.4        13.3%
                              ======      ======      ======      ======

         The Company's domestic lending operations generated the majority of the increase in consolidated net revenue. Higher revenue from the Company's small consumer cash advance product, higher finance and service charges on pawn loans, and higher gross profit from disposition of merchandise accounted for the increase in net revenue.

         Finance and service charges from pawn loans increased $5.8 million; gross profit from disposition of merchandise increased $3.2 million; cash advance fees increased $5.1 million; and check cashing royalties and fees increased $0.3 million.

FINANCE AND SERVICE CHARGES. The following is a summary of finance and service charges related to pawn loans by operating segment for the six months ended June 30, 2003 and 2002 (in millions):

                                         2003       2002          Increase
                                         -----      -----      ----------------
Domestic lending ..................      $48.2      $45.0      $ 3.2        7.1%
Foreign lending ...................       13.9       11.3        2.6       23.0
                                         -----      -----      -----      -----

   Total finance and service
     charges ......................      $62.1      $56.3      $ 5.8       10.3%
                                         =====      =====      =====      =====

         The following table demonstrates how the key factors affected the total change in finance and service charges for the current period as compared to the prior year period (in millions):

                                                            Total
                                 Average                   Before
                                 Balance       Loan        Foreign       Foreign
                              Outstanding      Yield      Translation  Translation     Total
                              -----------      ----       -----------  -----------     ----
Domestic lending ........         $2.3         $0.9          $3.2         $ --         $3.2
Foreign lending .........          1.2         (0.4)          0.8          1.8          2.6
                                  ----         ----          ----         ----         ----

     Total ..............         $3.5         $0.5          $4.0         $1.8         $5.8
                                  ====         ====          ====         ====         ====

         Excluding the favorable impact of foreign currency translation, the company-wide average balance of pawn loans outstanding was 7.1% higher during the current period than the prior year period. On a segment basis, the average balances of pawn loans were 5.2% and 10.3% higher for the domestic and foreign lending operations, respectively. The increase in the average balance of domestic pawn loans outstanding was driven by a 3.3% increase in the average number of pawn loans outstanding during the current period coupled with a 1.8% increase in the average amount per loan. The average balances of foreign pawn loans outstanding denominated in their local currencies increased 12.5% and 6.8% in the United Kingdom and Sweden, respectively. Foreign loan demand was mixed as the average number of pawn loans outstanding in the United Kingdom and Sweden increased 6.6% and decreased 0.8%, respectively. Average amounts per loan were higher for both the United Kingdom and Sweden by 5.5% and 7.7%, respectively.

         Excluding the favorable impact of foreign currency translation, the consolidated annualized loan yield was 100.7% for both current and prior year periods. There was an increase in the domestic annualized loan yield to 129.4% for the current year period, compared to 127.2% for the prior year period. Improved performance of the pawn loan portfolio, demonstrated by higher redemption rates and a slightly higher concentration of extended loans in the portfolio, contributed to the higher domestic yield. The blended yield on average foreign pawn loans outstanding decreased to 53.4% in the current year period compared to 55.0% in the prior year period. The decrease in the blended foreign yield was caused by a decrease in loan redemption rates and lower yield on the disposition of unredeemed collateral at auction.

         Favorable currency translation adjustments contributed $1.8 million to the increase in foreign source finance and service charges in the current period as compared to the prior year period, as the British pound and Swedish kronor were stronger relative to the United States dollar. The weighted average exchange rates used for translating earnings into dollars for the pound and kronor were 10.8% and 22.8% higher, respectively, during the current period compared to the prior year period.

PROFIT FROM DISPOSITION OF MERCHANDISE. The following table summarizes, by operating segment, the proceeds from disposition of merchandise and the related profit for the current period compared to the prior year period (in millions):

                                                                       Six Months Ended June 30,
                                        ----------------------------------------------------------------------------------------
                                                           2003                                           2002
                                        ----------------------------------------        ----------------------------------------
                                                          Refined                                        Refined
                                        Merchandise*       Gold            Total        Merchandise*      Gold            Total
                                        -------------     -------         ------        ------------     -------          ------
  Proceeds from disposition:
     Domestic ...................         $ 99.4          $ 15.3          $114.7          $106.1          $ 13.5          $119.6
     Foreign ....................            5.4             2.2             7.6             4.3             1.4             5.7
                                          ------          ------          ------          ------          ------          ------

       Total proceeds ...........         $104.8          $ 17.5          $122.3          $110.4          $ 14.9          $125.3
                                          ======          ======          ======          ======          ======          ======

  Profit on disposition .........         $ 41.1          $  4.3          $ 45.4          $ 40.1          $  2.1          $ 42.2
                                          ======          ======          ======          ======          ======          ======

  Profit margin .................           39.2%           24.6%           37.1%           36.3%           14.1%           33.7%
  Profit margin - Domestic ......           39.3%           26.9%           37.7%           36.5%           15.4%           34.1%
  Profit margin - Foreign .......           37.1%            6.1%           28.1%           32.0%            1.8%           24.7%

----------

  *Excluding refined gold.

         Total proceeds from disposition of merchandise in the current period were $3.0 million, or 2.4%, lower than in the prior year period. The decrease was predominately the result of the Company entering the current period with lower levels of merchandise available for sale. Proceeds from disposition of merchandise, excluding refined gold, decreased $5.6 million, or 5.1%. Proceeds from disposition of refined gold increased $2.6 million, or 17.4% due to higher market prices for gold. The consolidated merchandise turnover rate increased to
3.1 times during the current period as compared to 3.0 times during the prior year period, and the gross profit on disposition of merchandise increased to 37.1% in the current period as compared to 33.7% in the prior year period. Excluding the effect of the disposition of refined gold, the gross profit on disposition of merchandise increased to 39.2% in the current period from 36.3% in the prior year period due predominately to lower average cost of merchandise sold. The gross profit on disposition of refined gold was 24.6% in the current period compared to 14.1% in the prior year period due to the prevailing higher market price of gold.

CASH ADVANCE FEES. Cash advance fees increased $5.1 million, or 66.2%, to $12.8 million in the current period as compared to $7.7 million in the prior year period. The increase resulted from significantly higher cash advance balances at the beginning of the period related to the continued increase in demand for the small consumer cash advance product.

         The amount of cash advances written increased $33.7 million, or 70.2%, to $81.8 million in the current period from $48.0 million in the prior year period. The $81.8 million in cash advances written in the current period includes $71.2 million extended to customers by the banks. The average amount per cash advance increased to $294 from $282. The combined Company and bank portfolio of cash advances generated $14.6 million in revenue during the current period compared to $8.5 million in the prior year period.

CHECK CASHING ROYALTIES AND FEES. Check cashing fees for the United Kingdom operations increased 87.8% to $0.8 million, in the current period. Check cashing revenue for the Mr. Payroll operations remained unchanged at $1.9 million.

OPERATIONS AND ADMINISTRATION EXPENSES. Consolidated operations and administration expenses, as a percentage of total revenue, was 45.3% in the current period compared to 42.9% in the prior year period. These expenses increased $8.4 million, or 10.2%, in the current period compared to the prior year period. Domestic lending expenses increased $6.0 million, as a result of higher expenses related to the cash advance product including advertising and new locations. In addition, there were increased incentive expenses associated with the improvement in operating results and higher personnel costs. The current period operating expenses included a write-off of $0.3 million in uncollectable receivables from a third party collector of past due cash advances. Foreign lending operations expenses increased $2.3 million primarily due to an increase in the number of locations in the United Kingdom. Mr. Payroll's expenses increased slightly from $1.1 million for the prior year period to $1.2 million for the current period.

CASH ADVANCE LOSS PROVISION. The cash advance loss provision for domestic lending operations increased $0.5 million to $3.0 million in the current period as compared to $2.5 million in the prior year period due to the significant increase in the size of the portfolio. Loss provision as a percentage of cash advance fees was 23.5% in the current period as compared to 31.9% in the prior year period. The decrease in the loss provision as a percentage of cash advance fees is due to lower loss rates experienced by the Company in the current period compared to the prior year.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense as a percentage of total revenue was 3.7% in the current period compared to 3.8% in the prior year period. Total depreciation and amortization expense was $7.3 million for both periods.

INTEREST EXPENSE. Net interest expense as a percentage of total revenue was 2.2% for both periods at $4.3 million. The Company's average debt balance decreased 13.4% during the current period compared to the prior year period. The aggregate blended borrowing cost increased to 6.1% in current period as compared to 5.3% in the prior year period due primarily to the Company's decision to issue $42.5 million of long-term fixed rate notes in July 2002 that replaced lower floating rate debt and the elimination of interest income from a note receivable repaid early in the current period. The average amount of debt outstanding decreased during the current period to $142.3 million from $164.4 million during the prior year period.

LOSS FROM DERIVATIVE VALUATION FLUCTUATIONS. There were no adjustments to fair values of interest rate cap agreements during the current period compared to a loss of $72,000 in the prior year period.

GAIN FROM DISPOSAL OF ASSET. During the current period, the Company sold real estate that was being held for investment purposes following the reconstruction of the corporate headquarters. The Company received cash proceeds of $1.6 million and realized a gain of $1.0 million.

INCOME TAXES. The Company's effective tax rate for the current period ended June 30, 2003, was 33.8% as compared to 35.9% for the prior year period ended June 30, 2002. The decrease in the current period is primarily attributable to a reduction in the deferred tax valuation allowance for capital losses. The valuation allowance was reduced as a result of the recognition of capital gain from the sale of real estate held for investment. The effective tax rate for the current quarter would have been 36.4% excluding the gain and the related tax effect.

OTHER DATA. The following table sets forth certain selected financial and non-financial data for the Company's domestic and foreign lending operations, presented in U.S. dollars, for the six months ended June 30, 2003 and 2002 (dollars in thousands).

                                                                                  Domestic                       Foreign
                                                                         -------------------------       -------------------------
                                                                           2003            2002            2003            2002
                                                                         ---------       ---------       ---------       ---------
Annualized yield on pawn loans - domestic ............................       129.4%          127.2%             --              --
Annualized yield on pawn loans - foreign operations:
  In U.S. dollars ....................................................          --              --            53.4%           55.0%
  In local currency -
     United Kingdom ..................................................          --              --            57.7%           59.5%
     Sweden ..........................................................          --              --            46.8%           48.5%
Total pawn loans written .............................................   $ 154,087       $ 145,604       $  62,732       $  49,954
Average pawn loan balance outstanding ................................   $  75,032       $  71,356       $  52,547       $  41,308
Average pawn loan balance per average pawnshop location in
  operation ..........................................................   $     191       $     178       $     861       $     738
Profit margin on disposition of merchandise as a percentage of
  proceeds from disposition of merchandise............................        37.7%           34.1%           28.1%           24.7%
Average annualized merchandise turnover ..............................         3.2x            3.0x            2.0x            2.5x
Average merchandise held for disposition per average pawnshop
  location ...........................................................   $     116       $     132       $      90       $      61
Pawnshop locations in operations -
  Beginning of period, owned .........................................         396             404              59              56
     Acquired ........................................................          --               2               3              --
     Start-ups .......................................................          --              --               2              --
     Combined or closed ..............................................          (6)             (8)             (1)             --
  End of period, owned ...............................................         390             398              63              56
  Franchise locations at end of period ...............................           9              13              --              --
  Total pawnshop locations at end of period ..........................         399             411              63              56
  Average number of owned pawnshop locations in operation ............         392             402              61              56

CURRENCY EXCHANGE RATES:

Harvey & Thompson, Ltd. (British pound per U.S. dollar) -
  Statements of operations data - average rate for the period ........          --              --          0.6205          0.6920

Svensk Pantbelaning (Swedish kronor per U.S. dollar) -
  Statements of operations data - average rate for the period ........          --              --          8.3036         10.1984

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash flows and other key indicators of liquidity are summarized as follows ($ in millions):

                                               Six Months Ended
                                                   June 30,
                                             --------------------
                                               2003         2002
                                             -------      -------
Operating activities cash flows ........     $  27.7      $  24.9

Investing activities cash flows:
    Pawn loans .........................        (6.3)        (0.1)
    Cash advances ......................        (8.3)        (1.8)
    Other investing activities .........        (7.6)        (6.8)

Financing activities cash flows ........        (1.8)       (19.5)

Working capital ........................     $ 200.8      $ 177.7
Current ratio ..........................         6.1x         6.3x
Merchandise turnover ...................         3.1x         3.0x

CASH FLOWS FROM OPERATING ACTIVITIES. Net cash provided by operating activities of continuing operations was $27.7 million for the six months ended June 30, 2003 ("current period").

CASH FLOWS FROM INVESTING ACTIVITIES. An increase in the Company's investment in pawn loans during the current period required $6.3 million of cash. The Company's transition from a national bank to a state chartered bank program in early 2003 and increases in balances for its cash advance product required an investment of $8.3 million in cash during the current period. The Company invested $7.3 million in purchases of property and equipment during the current period for property improvements, the remodeling of selected operating units and additions to computer systems for lending operations. During the current period, the Company acquired three lending locations, one check cashing franchise and other earning assets for $1.9 million. During the current period, the Company sold real estate that was being held for investment purposes following the reconstruction of the corporate headquarters for cash proceeds of $1.6 million.

         Management anticipates that capital expenditures for the remainder of 2003 will be approximately $5 to $10 million. These expenditures will primarily relate to the establishment of new lending locations, the remodeling of selected operating units and enhancements to information systems. The Company may add up to 15 new lending locations, including cash advance only locations. The new locations will be added primarily through the acquisition of existing pawnshop locations and the establishment of both new pawnshop and new cash advance locations.

         On June 30, 2003, the Company entered into a definitive agreement to purchase substantially all of the assets of Cashland, Inc. ("Cashland"), a private consumer finance company based in Dayton, Ohio. The Company estimated the initial purchase price as of that date to be approximately $53.0 million in cash and stock. Cashland operates 118 consumer finance centers that offer short-term cash advances, check cashing and money transfer services. The purchase is expected to close within 60 days. The Company expects to increase its U.S. line of credit from $90.0 million to $135.0 million to facilitate payment of the cash portion of the purchase price and to continue to provide for working capital needs.

CASH FLOWS FROM FINANCING ACTIVITIES. The Company had net borrowings of $8.1 million on bank lines of credit and used cash for payments of $8.6 million on other debt obligations; $0.7 million for dividends; and $1.4 million for the purchase of treasury shares. On July 24, 2002, the Company's Board of Directors authorized management to purchase up to one million shares of its common stock in the open market and terminated the open market purchase authorization established in 2000. During the current period, the Company purchased 152,900 shares for an aggregate amount of $1.4 million under this authorization. Additional purchases may be made from time to time in the open market, and it is expected that funding will come from operating cash flow.

         At June 30, 2003, $49.4 million was outstanding on the Company's $90 million U.S. line of credit. The Company extended its multi-currency line of credit to April 30, 2006 and increased the maximum amount to (pound)20 million (approximately $33.1 million at June 30, 2003) from (pound)15 million (approximately $24.8 million at June 30, 2003). The Company's foreign subsidiaries are co-borrowers on this multi-currency line of credit. Funds may be drawn in British pounds, bearing interest at the Bank's cost of funds plus a margin of 75 basis points. Funds up to the equivalent of (pound)10 million may be drawn in Swedish kronor, bearing interest at the Bank's cost of funds plus a margin of 75 basis points. In the aggregate, the British pound and Swedish kronor drawings may not exceed the equivalent of (pound)20 million. The Company pays a fee of 0.25% per annum on the unused portion of this line of credit. As of June 30, 2003, amounts outstanding under this line of credit were (pound)6.0 million (approximately $9.9 million) and SEK 44.5 million (approximately $5.6 million). The Company also extended its SEK 15 million line of credit (approximately $1.9 million as of June 30, 2003) with a commercial bank to mature on May 30, 2004. Interest on this line of credit is charged at the Bank's base funding rate plus 1%. There were no amounts outstanding on this line of credit as of June 30, 2003.

         Management believes that borrowings available under these credit facilities, cash generated from operations and current working capital of $200.8 million should be sufficient to meet the Company's anticipated future capital requirements.

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

RISK FACTORS

         o CHANGES IN CUSTOMER DEMAND FOR THE COMPANY'S PRODUCTS AND SPECIALTY FINANCIAL SERVICES. Although the Company's products and services are a staple of its customer base, a significant change in the needs or wants of customers and the Company's failure to adapt to those needs or wants could result in a significant decrease in the revenues of the Company.

         o THE ACTIONS OF THIRD PARTIES WHO OFFER PRODUCTS AND SERVICES AT THE COMPANY'S LOCATIONS. The Company offers products and services to its customers made available by various third parties. A failure of a third party provider to provide its product or service or to maintain the quality and consistency of its product or service could result in a loss of customers and a related loss in revenue from those products or services.

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

         o CHANGES IN ECONOMIC CONDITIONS. While the credit risk for most of the Company's consumer lending is mitigated by the collateralized nature of pawn lending, a protracted deterioration in the economic environment could adversely affect the Company's operations through a deterioration in performance of its pawn loan or cash advance portfolios, or by reducing consumer demand for the purchase of pre-owned merchandise.

         o REAL ESTATE MARKET FLUCTUATIONS. A significant rise in real estate prices could result in an increase in the cost of store leases as the Company opens new locations and renews leases for existing locations.

         o        INTEREST RATE FLUCTUATIONS. Although the weakness in the U.S.
                  economy over the past several quarters has resulted in relatively low interest rates offered by lending institutions, an eventual economic recovery could result in a rise in interest rates which would, in turn, increase the cost of borrowing to the Company.

         o CHANGES IN THE CAPITAL MARKETS. The Company regularly accesses the debt capital markets to refinance existing debt obligations, and to obtain capital to finance growth. Efficient access to these markets is critical to the Company's ongoing financial success; however, the Company's future access to the debt capital markets could become restricted should the Company experience deterioration of its cash flows, balance sheet quality, or overall business or industry prospects.

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

ITEM 4. CONTROLS AND PROCEDURES

(a) Under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, management of the Company has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934) as of the last day of the period covered by this report (the "Evaluation Date"). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are effective in timely alerting them to the material information relating to the Company required to be included in its periodic filings with the Securities and Exchange Commission.

(b) During the period covered by this report, there was no change in the Company's internal control over financial reporting that was identified in connection with management's evaluation described in Item 4(a) above and has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                                     PART II

Item 1. LEGAL PROCEEDINGS

                 See Note 11 of Notes to Consolidated Financial Statements


Item 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

                 Not Applicable


Item 3. DEFAULTS UPON SENIOR SECURITIES

                 Not Applicable


Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On April 23, 2003, the Company's Annual Meeting of Shareholders was held. All of the nominees for director identified in the Company's Proxy Statement, filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, were elected at the meeting to hold office until the next Annual Meeting or until their successors are duly elected and qualified. The shareholders ratified the Company's selection of independent auditors. There was no other business brought before the meeting that required shareholder approval. Votes were cast in the matters described below as follows (there were no broker non-votes or abstentions other than those listed below):

         (a)   Election of directors

                                                 For                   Withheld
                                              ----------               --------
               Jack R. Daugherty              20,359,892                425,461
               A. R. Dike                     20,461,392                323,961
               Daniel R. Feehan               20,461,392                323,961
               James H. Graves                20,398,672                386,681
               B. D. Hunter                   20,360,592                424,761
               Timothy J. McKibben            20,397,872                387,481
               Alfred J. Micallef             20,460,792                324,561
               Clifton H. Morris, Jr.         20,298,472                486,881

         (b)   Ratification of Independent Auditors

                           For -            20,350,982
                           Against -           429,347
                           Abstain -             5,024

Item 5. OTHER INFORMATION

                 Not Applicable

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)     Exhibits

                 99.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) promulgated under the Securities Exchange Act of 1934

                 99.2 Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) promulgated under the Securities Exchange Act of 1934

                 99.3 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350

                 99.4 Certification of Chief Financial Officer pursuant to 18 U.S. C. Section 1350

         (b)     Reports on Form 8-K

                 On April 8, 2003, the Company filed a Report on Form 8-K that it had issued a press release announcing that it expected earnings for the first quarter of 2003 to exceed the Company's previously released guidance and be higher than security analysts' published estimates. In the release the Company also confirmed that it had completed the transition of providers for its short-term cash advance product in all planned locations. A copy of the press release was filed with the Report as an Exhibit.

                 On April 24, 2003, the Company filed a Report on Form 8-K that it had issued a press release announcing its earnings for the first quarter of 2003. A copy of the press release was filed with the Report as an Exhibit.

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


                               Date: July 25, 2003