Form 10-Q
period 2003-09-30
CASH AMERICA INTERNATIONAL INC
filed 2003-10-24
CIK 807884

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                              --------------------


                                   FORM 10-Q

(Mark One)

[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

                                       OR

[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ____________________

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

                                 (817) 335-1100
              (Registrant's telephone number, including area code)
                                       N/A
              (Former name, former address and former fiscal year,
                         if changed since last report)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
27,992,431 common shares, $.10 par value, were outstanding as of October 15,
2003

                        CASH AMERICA INTERNATIONAL, INC.

                               INDEX TO FORM 10-Q

PART I.  FINANCIAL INFORMATION
                                                                            Page

  Item 1.  Financial Statements (Unaudited)

     Consolidated Balance Sheets -
     September 30, 2003 and 2002 and December 31, 2002 ...................    1

     Consolidated Statements of Operations -
     Three and Nine Months Ended September 30, 2003 and 2002 .............    2

     Consolidated Statements of Stockholders' Equity  -
     September 30, 2003 and 2002 .........................................    3

     Consolidated Statements of Comprehensive Income -
     Three and Nine Months Ended September 30, 2003 and 2002 .............    3

     Consolidated Statements of Cash Flows  -
     Nine Months Ended September 30, 2003 and 2002 .......................    4

     Notes to Consolidated Financial Statements ..........................    5

  Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations .....................................   15

  Item 3.  Quantitative and Qualitative Disclosures About Market Risk ....   33

  Item 4.  Controls and Procedures .......................................   34

PART II.  OTHER INFORMATION

  Item 1.  Legal Proceedings .............................................   35

  Item 6.  Exhibits and Reports on Form 8-K ..............................   35

SIGNATURES ...............................................................   36

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                                                 September 30,            December 31,
                                                                             ------------------------     ------------
                                                                               2003           2002            2002
                                                                             ---------      ---------     ------------
                                                                                   (Unaudited)
ASSETS

  Current assets:
    Cash and cash equivalents .............................................  $  11,768      $   5,106      $   3,951
    Pawn loans ............................................................    141,523        127,197        127,388
    Cash advances, net ....................................................     22,721          1,663          2,210
    Merchandise held for disposition, net .................................     58,262         56,348         54,444
    Finance and service charges receivable ................................     22,341         20,087         21,096
    Other receivables and prepaid expenses ................................      8,952          6,320          8,671
    Income taxes recoverable ..............................................      5,646          1,553             --
    Deferred tax assets ...................................................      7,346          5,568          5,392
                                                                             ---------      ---------      ---------
      Total current assets ................................................    278,559        223,842        223,152
  Property and equipment, net .............................................     76,125         67,763         67,254
  Goodwill ................................................................    114,788         79,339         79,833
  Other assets ............................................................      7,798          6,039          6,239
                                                                             ---------      ---------      ---------
      Total assets ........................................................  $ 477,270      $ 376,983      $ 376,478
                                                                             =========      =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY

  Current liabilities:
    Accounts payable and accrued expenses .................................  $  30,866      $  19,411      $  24,920
    Customer deposits .....................................................      4,614          4,593          4,050
    Income taxes currently payable ........................................      1,084            992          2,086
    Current portion of long-term debt .....................................      8,286         12,571         12,571
                                                                             ---------      ---------      ---------
      Total current liabilities ...........................................     44,850         37,567         43,627

  Deferred tax liabilities ................................................      5,949          3,028          4,385
  Long-term debt ..........................................................    170,727        153,455        136,131


  Stockholders' equity:

    Common stock, $.10 par value per share, 80,000,000 shares authorized...      3,024          3,024          3,024
    Additional paid-in capital ............................................    140,645        127,819        127,819
    Retained earnings .....................................................    130,560        106,140        113,278
    Accumulated other comprehensive income (loss) .........................      1,743         (5,312)        (2,718)
    Notes receivable secured by common stock ..............................     (3,023)        (6,103)        (5,864)
    Treasury shares at cost ...............................................    (17,205)       (42,635)       (43,204)
                                                                             ---------      ---------      ---------
      Total stockholders' equity ..........................................    255,744        182,933        192,335
                                                                             ---------      ---------      ---------
      Total liabilities and stockholders' equity ..........................  $ 477,270      $ 376,983      $ 376,478
                                                                             =========      =========      =========

                 See notes to consolidated financial statements.

                CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)

                                                           Three Months Ended         Nine Months Ended
                                                             September 30,              September 30,
                                                          --------------------     -----------------------
                                                            2003        2002          2003          2002
                                                          --------     -------     ---------      --------
                                                                           (Unaudited)
REVENUE

  Finance and service charges .........................     $ 33,014     $30,530     $  95,070      $ 86,806
  Proceeds from disposition of merchandise ............       57,765      53,244       180,060       178,557
  Cash advance fees ...................................       14,513       5,088        27,373        12,834
  Check cashing royalties and fees ....................        1,856       1,094         4,567         3,466
                                                            --------     -------     ---------      --------
TOTAL REVENUE .........................................      107,148      89,956       307,070       281,663

COST OF REVENUE

  Disposed merchandise ................................       36,584      34,556       113,525       117,622
                                                            --------     -------     ---------      --------
NET REVENUE ...........................................       70,564      55,400       193,545       164,041
                                                            --------     -------     ---------      --------
EXPENSES

  Operations ..........................................       40,812      34,586       114,023       102,343
  Cash advance loss provision .........................        4,077       2,070         7,101         4,539
  Administration ......................................        9,771       7,534        27,179        21,993
  Depreciation and amortization .......................        4,192       3,881        11,488        11,151
                                                            --------     -------     ---------      --------
TOTAL EXPENSES ........................................       58,852      48,071       159,791       140,026
                                                            --------     -------     ---------      --------
INCOME FROM OPERATIONS ................................       11,712       7,329        33,754        24,015

  Interest expense, net ...............................        2,390       2,252         6,692         6,565
  Loss from derivative valuation fluctuations .........           --          98            --           170
  Gain from disposal of asset .........................           --          --        (1,013)           --
                                                            --------     -------     ---------      --------
Income from continuing operations before income taxes..        9,322       4,979        28,075        17,280
  Provision for income taxes ..........................        3,280       1,797         9,613         6,213
                                                            --------     -------     ---------      --------
INCOME FROM CONTINUING OPERATIONS .....................        6,042       3,182        18,462        11,067

  Gain from discontinued operations ...................           --          --            --           800
                                                            --------     -------     ---------      --------
NET INCOME ............................................     $  6,042     $ 3,182     $  18,462      $ 11,867
                                                            ========     =======     =========      ========
Net income per share:
  Basic --
    Income from continuing operations .................     $   0.23     $  0.13     $    0.75      $   0.45
    Gain from discontinued operations .................     $     --     $    --     $      --      $   0.03
    Net income ........................................     $   0.23     $  0.13     $    0.75      $   0.49
  Diluted --
    Income from continuing operations .................     $   0.22     $  0.13     $    0.72      $   0.45
    Gain from discontinued operations .................     $     --     $    --     $      --      $   0.03
    Net income ........................................     $   0.22     $  0.13     $    0.72      $   0.48

Weighted average common shares outstanding:
  Basic ...............................................       25,791      24,412        24,746        24,459
  Diluted .............................................       27,197      24,773        25,806        24,849

Dividends declared per common share ...................     $ 0.0175     $0.0125     $  0.0475      $ 0.0375

                 See notes to consolidated financial statements.

                CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                        (in thousands, except share data)

                                                                                      September 30,
                                                            --------------------------------------------------------------
                                                                        2003                               2002
                                                            -----------------------------      ---------------------------
                                                               Shares           Amounts           Shares         Amounts
                                                            ------------      -----------      -----------     -----------
                                                                                      (Unaudited)
COMMON STOCK
  Balance at beginning of year ........................       30,235,164      $     3,024       30,235,164     $     3,024
                                                            ============      -----------      ===========     -----------

ADDITIONAL PAID-IN CAPITAL
  Balance at beginning of year ........................                           127,819                          127,821
  Reissuance of treasury stock ........................                             5,597                               --
  Exercise of stock options ...........................                              (513)                             (10)
  Tax benefit from exercise of stock options ..........                             7,742                                8
                                                                              -----------                      -----------

    Balance at September 30 ...........................                           140,645                          127,819
                                                                              -----------                      -----------
RETAINED EARNINGS
  Balance at beginning of year ........................                           113,278                           95,192
  Net income ..........................................                            18,462                           11,867
  Dividends declared ..................................                            (1,180)                            (919)
                                                                              -----------                      -----------
    Balance at September 30 ...........................                           130,560                          106,140
                                                                              -----------                      -----------
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
  Balance at beginning of year ........................                            (2,718)                         (10,820)
  Foreign currency translation adjustments ............                             4,461                            5,508
                                                                              -----------                      -----------
    Balance at September 30 ...........................                             1,743                           (5,312)
                                                                              -----------                      -----------
NOTES RECEIVABLE SECURED BY COMMON STOCK
  Balance at beginning of year ........................                            (5,864)                          (5,890)
  Payments (advances) on notes receivable during period                             2,841                             (213)
                                                                              -----------                      -----------
    Balance at September 30 ...........................                            (3,023)                          (6,103)
                                                                              -----------                      -----------
TREASURY SHARES AT COST
  Balance at beginning of year ........................       (5,939,794)         (43,204)      (5,643,318)        (40,896)
  Purchases of treasury shares ........................         (171,158)          (1,803)        (238,444)         (1,787)
  Reissuance of treasury stock ........................        1,533,333           11,208               --              --
  Exercise of stock options ...........................        2,270,689           16,594            6,750              48
                                                            ------------      -----------      -----------     -----------
    Balance at September 30 ...........................       (2,306,930)         (17,205)      (5,875,012)        (42,635)
                                                            ============      -----------      ===========     -----------
TOTAL STOCKHOLDERS' EQUITY ............................                       $   255,744                      $   182,933
                                                                              ===========                      ===========

                CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (in thousands)

                                                                 Three Months Ended                 Nine Months Ended
                                                                    September 30,                     September 30,
                                                            -----------------------------      ---------------------------
                                                                2003              2002             2003           2002
                                                            ------------      -----------      -----------     -----------
                                                                                       (Unaudited)
COMPREHENSIVE INCOME
  Net income ...............................                $      6,042      $     3,182      $    18,462     $    11,867
  Other comprehensive income, net of tax --
    Foreign currency translation adjustments                       1,083              976            4,461           5,508
                                                            ------------      -----------      -----------     -----------

TOTAL COMPREHENSIVE INCOME .................                $      7,125      $     4,158      $    22,923     $    17,375
                                                            ============      ===========      ===========     ===========

                 See notes to consolidated financial statements.

                CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                         Nine Months Ended
                                                                                           September 30,
                                                                                           -------------
                                                                                        2003            2002
                                                                                        ----            ----
                                                                                            (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income ..................................................................      $  18,462       $  11,867
  Less:  Gain from discontinued operations ....................................             --             800
                                                                                     ---------       ---------
  Income from continuing operations ...........................................         18,462          11,067
  Adjustments to reconcile income from continuing operations to net cash provided by operating activities of continuing operations:
    Depreciation and amortization .............................................         11,488          11,151
    Cash advance loss provision ...............................................          7,101           4,539
    Gain from disposal of assets ..............................................         (1,013)             --
    Loss from derivative valuation fluctuations ...............................             --             170
    Changes in operating assets and liabilities --
      Merchandise held for disposition ........................................         (2,849)          7,673
      Finance and service charges receivable ..................................           (514)           (112)
      Other receivables and prepaid expenses ..................................            538          (1,482)
      Accounts payable and accrued expenses ...................................          5,680         (10,696)
      Customer deposits, net ..................................................            522             632
      Current income taxes ....................................................          1,098          (1,726)
      Deferred taxes, net .....................................................           (598)          5,207
                                                                                     ---------       ---------
      NET CASH PROVIDED BY OPERATING ACTIVITIES OF CONTINUING OPERATIONS ......         39,915          26,423
                                                                                     ---------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES
  Pawn loans forfeited and transferred to merchandise held for disposition ....        100,563          96,047
  Pawn loans repaid or renewed ................................................        222,646         203,046
  Pawn loans made, including loans renewed ....................................       (330,872)       (304,816)
                                                                                     ---------       ---------
      Net increase in pawn loans ..............................................         (7,663)         (5,723)
                                                                                     ---------       ---------
  Cash advances repaid or renewed .............................................         82,197          24,664
  Cash advances made, assigned or purchased ...................................        (95,410)        (28,420)
                                                                                     ---------       ---------
      Net increase in cash advances ...........................................        (13,213)         (3,756)
                                                                                     ---------       ---------
  Acquisitions, net of cash acquired ..........................................        (45,651)         (3,713)
  Purchases of property and equipment .........................................        (12,826)         (8,433)
  Proceeds from sale of assets ................................................          1,639              --
                                                                                     ---------       ---------
      NET CASH USED BY INVESTING ACTIVITIES OF CONTINUING OPERATIONS ..........        (77,714)        (21,625)
                                                                                     ---------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net borrowings (repayments) under bank lines of credit ......................         42,001         (40,422)
  Issuance of long-term debt ..................................................             --          42,500
  Payments on notes payable, capital leases and other obligations .............        (12,571)         (9,220)
  Change in notes receivable secured by common stock ..........................          2,968              48
  Net proceeds from reissuance of treasury shares .............................         16,081              38
  Treasury shares purchased ...................................................         (1,803)         (1,787)
  Dividends paid ..............................................................         (1,180)           (919)
                                                                                     ---------       ---------
      NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES OF CONTINUING OPERATIONS         45,496          (9,762)
                                                                                     ---------       ---------
EFFECT OF EXCHANGE RATE CHANGES ON CASH .......................................            120             531
                                                                                     ---------       ---------
CASH PROVIDED (USED) BY CONTINUING OPERATIONS .................................          7,817          (4,433)
CASH PROVIDED BY DISCONTINUED OPERATIONS ......................................             --           3,145
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR ................................          3,951           6,394
                                                                                     ---------       ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ....................................      $  11,768       $   5,106
                                                                                     =========       =========

                 See notes to consolidated financial statements.

                CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
             ______________________________________________________

1. BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Cash America International, Inc. (the "Company") and its majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

      In September 2001, the Company announced plans to exit the rent-to-own business in order to focus on its core business of lending activities. In June 2002, the Company sold the remaining assets of its rent-to-own business. See
Note 9.

      The financial statements as of September 30, 2003 and 2002, and for the three and nine month periods then ended are unaudited but, in management's opinion, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for such interim periods. Operating results for the three and nine month periods are not necessarily indicative of the results that may be expected for the full fiscal year.

      Certain amounts in the consolidated financial statements for the three and nine month periods ended September 30, 2002, have been reclassified to conform to the presentation format adopted in 2003. These reclassifications have no effect on the net income previously reported.

      These financial statements and related notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 2002 Annual Report to Stockholders.

2. REVENUE RECOGNITION

Pawn Lending - Pawn loans ("loans") are made on the pledge of tangible personal property. The Company accrues finance and service charges revenue on all loans that the Company deems collectible, based on historical loan redemption statistics. For loans not repaid, the carrying value of the forfeited collateral ("merchandise held for disposition") is stated at the lower of cost (cash amount loaned) or market. Revenue is recognized at the time that merchandise is sold. Interim customer payments for layaway sales are recorded as customer deposits and subsequently recognized as revenue during the period in which final payment is received.

Cash Advances - Small consumer cash advances ("cash advances") provide customers with cash in exchange for a promissory note or other repayment agreement supported by that customer's personal check for the aggregate amount of the cash advanced plus a service fee. To repay the cash advance, customers may redeem their check by paying cash or they may allow the check to be presented for collection. The Company accrues fees and interest on cash advances on a constant yield basis ratably over their terms. For those locations that offer cash advances from a third-party financial institution, the Company receives administrative service fees for services provided on the institutions' behalf. These fees are recorded in revenue when earned.

Check Cashing - The Company records fees derived from its owned check cashing locations in the period in which the service is provided. Royalties derived from franchise locations are recorded on the accrual basis.

3. ACQUISITIONS

Cashland, Inc. - As part of the Company's strategic initiative of expanding its reach into new markets with new customers and new financial services, effective August 1, 2003, the Company, through its wholly-owned subsidiary Cashland Financial Services, Inc. ("Cashland"), completed the purchase of substantially all of the assets of Cashland, Inc., a privately-owned consumer finance company based in Dayton, Ohio. As of the purchase date, Cashland operated 121 consumer finance centers that offer short-term cash advances and check cashing services. The results of Cashland's operations have been included in the consolidated financial statements since that date. The aggregate purchase consideration was $50,512,000, which consisted of $32,000,000 cash, 1,533,333 shares of the
Company's stock valued at $16,805,000 and estimated acquisition costs of $1,707,000. The cash portion of the purchase price was funded by the Company's U.S. line of credit. During the quarter, the total commitment amount under the line of credit increased from $90,000,000 to $135,000,000 (see Note 7) to facilitate this acquisition. The terms of the purchase include the potential for additional consideration to be paid based on the future earnings performance of Cashland. Any additional consideration would be in the form of subordinated debt or cash.

      Under the purchase method of accounting, the assets of Cashland were recorded at their respective fair values as of the purchase date. The allocation of the purchase price is subject to refinement. The total assets acquired at fair value as of August 1, 2003 are presented below (in thousands):

Assets
  Cash advances .............................................            $12,868
  Other receivables and prepaid expenses ....................                 40
  Property and equipment ....................................              6,451
  Goodwill ..................................................             27,853
  Intangible assets .........................................              3,300
                                                                         -------
    Total assets acquired ...................................            $50,512
                                                                         =======

      Of the total purchase price, $100,000 was assigned to a non-competition agreement that is being amortized over the period of the agreement of two years, $2,200,000 was assigned to customer relationships and is being amortized over its estimated useful life of six years and $1,000,000 was assigned to tradenames which is not subject to amortization.

      The acquisition resulted in the recognition of goodwill of $27,853,000, which is not subject to amortization. All of that amount is expected to be deductible for tax purposes.

Other Acquisitions - On August 11, 2003, the Company completed the acquisition of a five-store chain of pawn lending locations in the Texas Rio Grande Valley, near the border with Mexico, for cash of $8,629,000. Of the total purchase price, $1,000,000 was allocated to a non-competition agreement which is being amortized over the period of the agreement of ten years, $250,000 was assigned to customer relationships and is being amortized over five years, and $4,429,000 was assigned to goodwill. In addition, during the nine months ended September 30, 2003, the Company acquired five pawnshops, one check cashing franchise and other earning assets in purchase transactions for an aggregate cash consideration of $3,315,000. The excess of the aggregate purchase price over the aggregate fair market value of net assets acquired was $1,824,000.

4. SMALL CONSUMER CASH ADVANCES AND ALLOWANCE FOR LOSSES

The Company offers the cash advance product through its Cash America pawnshops, Cash America cash advance centers and Cashland consumer finance centers. Cash advances are generally offered for a term of 7 to 45 days, depending on the customer's next payday. The Company originates cash advances in some of its locations and markets and services cash advances made by a third-party bank in other Company locations. During the first quarter of 2003, the Company terminated its relationship with a national bank that had offered this product in many of its stores and entered into an agreement with a state chartered bank to offer the product in those stores.

Under the current bank program, the Company purchases a participation interest in the bank originated cash advances, and receives an administrative fee for its services. In order to benefit from the use of the Company's collection resources and proficiency, all cash advances unpaid after maturity are assigned to the Company at a discount from the amount owed by the borrower. Losses on cash advances assigned to the Company that prove uncollectible are the responsibility of the Company. To the extent that the Company collects an amount owed by the customer in excess of the amount assigned by the bank, the Company is entitled to the excess and recognizes it in income when collected. Since the Company may not be successful in the collection of the assigned accounts, the Company's provision for loan losses includes amounts estimated to be adequate to absorb credit losses from cash advances in the aggregate portfolio, including those expected to be assigned from the third-party bank's outstanding portfolio.

      Cash advances outstanding at September 30, 2003 and 2002, were as follows (in thousands):

                                                               2003          2002
                                                             -------       -------
Originated by the Company
  Active cash advances and fees receivable ............      $13,501       $ 1,083
  Cash advances and fees in collection ................        3,807           404
                                                             -------       -------
      TOTAL ORIGINATED BY THE COMPANY .................       17,308         1,487
                                                             -------       -------
Originated by bank
  Active cash advances and fees receivable ............        8,144         5,702
  Cash advances and fees in collection ................        2,576         2,266
                                                             -------       -------
      TOTAL ORIGINATED BY BANK ........................       10,720         7,968
                                                             -------       -------
COMBINED GROSS PORTFOLIO ..............................       28,028         9,455
   Less:  Elimination of cash advances owned by bank ..          995         5,702
   Less:  Discount on cash advances assigned by bank ..          477           381
                                                             -------       -------
Company cash advances and fees receivable, gross ......       26,556         3,372
  Less:  Allowance for losses .........................        3,835         1,709
                                                             -------       -------
CASH ADVANCES AND FEES RECEIVABLE, NET ................      $22,721       $ 1,663
                                                             =======       =======
ALLOWANCE FOR LOSSES AS A % OF COMBINED GROSS PORTFOLIO         13.7%         18.1%
                                                             =======       =======

      The table above of cash advances outstanding includes the results of Cashland as of September 30, 2003. Excluding the impact of Cashland, the Company's gross and net balances of cash advances and fees receivable would have been $11,174,000 and $9,140,000, respectively, and the allowance for losses would have been $2,034,000 representing 16.1% of the combined gross portfolio as of September 30, 2003.

      Changes in the allowance for losses on cash advances for the three and nine month periods ended September 30, 2003 and 2002, were as follows (in thousands):

                                                                           Three Months Ended            Nine Months Ended
                                                                             September 30,                 September 30,
                                                                         ----------------------        ----------------------
                                                                           2003           2002           2003           2002
                                                                         -------        -------        -------        -------
Balance at beginning of period ....................................      $ 1,937        $ 1,324        $ 1,748        $   711
  Cash advance loss provision .....................................        4,077          2,070          7,101          4,539
  Charge-offs .....................................................       (2,871)        (2,145)        (7,275)        (5,055)
  Recoveries ......................................................          692            460          2,261          1,514
                                                                         -------        -------        -------        -------
Balance at end of period ..........................................      $ 3,835        $ 1,709        $ 3,835        $ 1,709
                                                                         =======        =======        =======        =======
Cash advance loss provision as a % of combined advances written ...          4.4%           6.1%           4.1%           5.5%
                                                                         =======        =======        =======        =======
Charge-offs (net of recoveries) as a % of combined advances written          2.4%           4.9%           2.9%           4.3%
                                                                         =======        =======        =======        =======

      The table above of the changes in allowance for losses on cash advances includes the results of Cashland for the two months since its acquisition. Excluding the impact of Cashland, the cash advance loss provision would have been $2,276,000 representing 4.7% of cash advances written during the three month period and $5,300,000 representing 4.1% for the nine month period, respectively. Also, charge-offs, net of recoveries, would have been 4.5% and 3.9% of cash advances written for the three and nine month periods ended September 30, 2003, excluding the effect of Cashland.

      Cash advances assigned by the bank to the Company for collection were $21,701,000 and $16,187,000, for the nine months ended September 30, 2003 and 2002, respectively. The Company's participation interest in bank originated cash advances at September 30, 2003, was $6,996,000.

5. WEIGHTED AVERAGE SHARES

The reconciliation of basic and diluted weighted average common shares outstanding for the three and nine month periods ended September 30, 2003 and 2002, was as follows (in thousands):

                                                              Three Months Ended       Nine Months Ended
                                                                 September 30,           September 30,
                                                              ------------------      ------------------
                                                               2003        2002        2003        2002
                                                              ------      ------      ------      ------
Weighted average shares - Basic ........................      25,791      24,412      24,746      24,459
Effect of shares applicable to stock option plans ......       1,345         296         998         322
Effect of shares applicable to nonqualified savings plan          61          65          62          68
                                                              ------      ------      ------      ------
Weighted average shares - Diluted ......................      27,197      24,773      25,806      24,849
                                                              ======      ======      ======      ======

6. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and other intangible assets having an indefinite useful life are tested for impairment annually at June 30, or more frequently if events or changes in circumstances indicate that the assets might be impaired. Based on the results of the test, management determined there was no impairment as of June 30, 2003 as the respective fair values of the Company's reporting units exceed their respective carrying amounts.

Goodwill - The changes in the carrying value of goodwill for the nine month periods ended September 30, 2003 and 2002, were as follows (in thousands):

                                           Pawn Lending
                                           ------------
                                       United                       Cash         Check
                                       States        Foreign     Advances(a)     Cashing    Consolidated
                                       ------        -------     -----------     -------    ------------
Balance as of January 1, 2003,
  Net of amortization of $23,365      $ 59,591      $ 15,059      $     --      $  5,183      $ 79,833
Acquired goodwill ..............         4,844         1,282        27,853           127        34,106
Effect of foreign translation ..            --           849            --            --           849
                                      --------      --------      --------      --------      --------
Balance as of September 30, 2003      $ 64,435      $ 17,190      $ 27,853      $  5,310      $114,788
                                      ========      ========      ========      ========      ========
Balance as of January 1, 2002,
  Net of amortization of $24,224      $ 59,050      $ 12,453      $     --      $  5,183      $ 76,686
Acquired goodwill ..............           552         1,006            --            --         1,558
Effect of foreign translation ..            --         1,095            --            --         1,095
                                      --------      --------      --------      --------      --------
Balance as of September 30, 2002      $ 59,602      $ 14,554      $     --      $  5,183      $ 79,339
                                      ========      ========      ========      ========      ========

----------

(a) Cashland only.

Acquired Intangible Assets - Acquired intangible assets as of September 30, 2003 and 2002, were as follows (in thousands):

                                                 2003                                          2002
                                ----------------------------------------      ----------------------------------------
                                              Accumulated                                   Accumulated
                                  Cost       Amortization         Net            Cost      Amortization         Net
                                  ----       ------------         ---            ----      ------------         ---
Non-competition agreements      $   2,260      $    (830)      $   1,430      $   2,991      $  (2,415)      $     576
Customer relationships....          2,460           (137)          2,323             --             --              --
Tradenames ...............          1,000             --           1,000             --             --              --
Other ....................            160            (50)            110            131            (68)             63
                                ---------      ---------       ---------      ---------      ---------       ---------
Total ....................      $   5,880      $  (1,017)      $   4,863      $   3,122      $  (2,483)      $     639
                                =========      =========       =========      =========      =========       =========

      Non-competition agreements are amortized over the terms of the contracts. Net acquired intangible assets are included in "Other assets" in the accompanying consolidated balance sheets.

7. LONG-TERM DEBT

The Company's long-term debt instruments and balances outstanding at September 30, 2003 and 2002, were as follows (in thousands):

                                                          2003            2002
                                                        --------        --------
U.S. Line of Credit up to $135,000
   Due July 31, 2006 ...........................        $ 83,421        $ 60,955
Multi-currency Line of Credit up to L20,000
    Due April 30, 2006 .........................          15,663              --
Multi-currency Line of Credit up to L15,000
   Due April 30, 2004 (terminated in 2002) .....              --          12,571
8.33% senior unsecured notes due 2003 ..........              --           4,286
8.14% senior unsecured notes due 2007 ..........          16,000          20,000
7.10% senior unsecured notes due 2008 ..........          21,429          25,714
7.20% senior unsecured notes due 2009 ..........          42,500          42,500
                                                        --------        --------
                                                         179,013         166,026
Less current portion ...........................           8,286          12,571
                                                        --------        --------
   Total long-term debt ........................        $170,727        $153,455
                                                        ========        ========

      In connection with the acquisition of Cashland, the Company increased the total commitment amount under its U.S. line of credit from $90,000,000 to $135,000,000 and extended the maturity date of this line of credit for an additional year to July 31, 2006. The interest rate on the line of credit varies from 1.50% to 2.25% over LIBOR, depending on the Company's cash flow leverage ratio as defined in the credit agreement. The Company pays a fee of 0.375% per annum on the unused portion of this line of credit. The amended credit agreement also changed certain financial ratios that the Company has to maintain.

      The Company also has an SEK 15,000,000 line of credit (approximately $1,938,000 at September 30, 2003) that matures on May 30, 2004. There were no amounts outstanding on this line of credit as of September 30, 2003 and 2002, respectively.

8. STOCK OPTIONS

Under various plans (the "Plans") it sponsors, the Company is authorized to issue 8,300,000 shares of common stock pursuant to "Awards" granted as incentive stock options (intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended) and nonqualified stock options. Stock options granted under the Plans have contractual terms of 5 to 15 years and have an exercise price equal to or greater than the fair market value of the stock at grant date. Stock options granted vest equally over periods ranging from 1 to 7 years and certain option awards issued since 1997 have a provision to accelerate the vesting if specified share price appreciation criteria are met. During the nine months ended September 30, 2003, there were 794,575 shares that vested due to the acceleration provision. No such accelerated vesting of stock options occurred during the nine months ended September 30, 2002.

      The Company applies the intrinsic value based method of accounting for the Plans and, accordingly, no compensation costs have been recognized. Had compensation costs for the Company's stock options been determined using the fair value accounting provisions of Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123"), the Company's net income and related amounts per share, basic and diluted, for each of the three and nine month periods ended September 30, 2003 and 2002 would have been reported as follows (in thousands, except per share amounts). Included in the pro-forma amounts below is the effect of the accelerated vesting of the 794,575 shares, which brings the estimated pro-forma compensation cost of those options shares forward to the current period, eliminating it from future periods had scheduled vesting occurred over the next 3 to 4 years.

                                                                       Three Months Ended               Nine Months Ended
                                                                          September 30,                   September 30,
                                                                   --------------------------      --------------------------
                                                                      2003            2002            2003            2002
                                                                   ----------      ----------      ----------      ----------
Net income - as reported ....................................      $    6,042      $    3,182      $   18,462      $   11,867
  Deduct: Total stock-based employee compensation expense (a)           1,828             353           2,848           1,027
                                                                   ----------      ----------      ----------      ----------
Net income - pro forma ......................................      $    4,214      $    2,829      $   15,614      $   10,840
                                                                   ==========      ==========      ==========      ==========
Net income per share
 Basic:
  As reported ...............................................      $     0.23      $     0.13      $     0.75      $     0.49
  Pro forma .................................................      $     0.16      $     0.12      $     0.63      $     0.44
 Diluted:
  As reported ...............................................      $     0.22      $     0.13      $     0.72      $     0.48
  Pro forma .................................................      $     0.15      $     0.11      $     0.61      $     0.44

----------

(a) Determined under fair value based method for all awards, net of related tax effects. "All awards" refers to awards granted, modified, or settled in fiscal periods beginning after December 15, 1994, that is, awards for which the fair value was required to be measured under SFAS 123.

      The fair value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model. For options granted during the three and nine month periods ended September 30, 2003 and 2002, the following weighted average assumptions were used:

                                      Three Months Ended      Nine Months Ended
                                        September 30,           September 30,
                                        -------------           -------------
                                       2003        2002        2003        2002
                                       ----        ----        ----        ----
Expected term (years) ..........        7.2         8.0         8.2         8.2
Risk-free interest rate ........       4.20%       5.17%       4.14%       5.23%
Expected dividend yield ........       0.56%       0.57%       0.54%       0.63%
Expected volatility ............       46.7%       55.9%       49.5%       56.7%

9. DISCONTINUED OPERATIONS

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

      On June 14, 2002, the Company sold the assets of 22 Rent-A-Tire stores for proceeds of approximately $3,000,000 in cash. During the quarter ended June 30, 2002, the Company recorded a $1,214,000 ($800,000 after income tax) reduction in the original charge to the reserve, due to both a decrease in the Company's expected future operating lease obligations (net of expected sublease income) for closed stores and proceeds from the sale of assets in excess of the original estimate. The remaining balance of the reserve of $410,000 at September 30, 2003, consists primarily of expected future operating lease obligations (net of expected sublease income) for closed stores. The reserve is included in "Accounts payable and accrued expenses" in the accompanying consolidated balance sheets.

      The Company guarantees obligations under certain operating leases for the premises related to the 22 Rent-A-Tire stores included in the asset sale agreement. In the event the buyer is unable to perform under the operating leases, the Company's maximum aggregate contingent obligation under these guarantees was approximately $1,122,000 at September 30, 2003. This amount will be reduced dollar-for-dollar by future amounts paid on these operating leases by the buyer. In the event that the buyer fails to perform and the Company is required to make payments under these leases, the Company will seek to mitigate its losses by subleasing the properties or buying out of the leases.

10. OPERATING SEGMENT INFORMATION

The Company has two reportable operating segments in the pawn lending industry (United States pawn lending and foreign pawn lending), one in the cash advance industry (Cashland), and one in the check cashing industry (Mr. Payroll). While the United States and foreign pawn lending segments offer the same services, each is managed separately due to the different operational strategies required. Cashland and Mr. Payroll are managed separately and, therefore, are reported as separate segments. The segment data included below excludes amounts related to discontinued operations. See Note 9.

      Information concerning the segments is set forth below (in thousands):

                                                     Pawn Lending
                                                     ------------
                                                 United                      Cash          Check
                                                 States        Foreign     Advances(a)   Cashing(b)   Consolidated
                                                 ------        -------     -----------   ----------   ------------
THREE MONTHS ENDED SEPTEMBER 30, 2003:
REVENUE
  Finance and service charges ............      $ 25,720      $  7,294      $     --      $     --      $ 33,014
  Proceeds from disposition of merchandise        53,456         4,309            --            --        57,765
  Cash advance fees ......................         7,454            --         7,059            --        14,513
  Check cashing royalties and fees .......            --           507           525           824         1,856
                                                --------      --------      --------      --------      --------
TOTAL REVENUE ............................        86,630        12,110         7,584           824       107,148
Cost of revenue - disposed merchandise ...        33,599         2,985            --            --        36,584
                                                --------      --------      --------      --------      --------
NET REVENUE ..............................        53,031         9,125         7,584           824        70,564
                                                --------      --------      --------      --------      --------
EXPENSES
  Operations .............................        32,870         4,094         3,444           404        40,812
  Cash advance loss provision ............         2,276            --         1,801            --         4,077
  Administration .........................         7,619         1,236           709           207         9,771
  Depreciation and amortization ..........         2,879           719           459           135         4,192
                                                --------      --------      --------      --------      --------
TOTAL EXPENSES ...........................        45,644         6,049         6,413           746        58,852
                                                --------      --------      --------      --------      --------
INCOME FROM OPERATIONS ...................      $  7,387      $  3,076      $  1,171      $     78      $ 11,712
                                                ========      ========      ========      ========      ========
AS OF SEPTEMBER 30, 2003:

Total assets .............................      $306,368      $105,430      $ 57,729      $  7,743      $477,270
                                                ========      ========      ========      ========      ========
THREE MONTHS ENDED SEPTEMBER 30, 2002:
REVENUE
  Finance and service charges ............      $ 24,167      $  6,363      $     --      $     --      $ 30,530
  Proceeds from disposition of merchandise        50,447         2,797            --            --        53,244
  Cash advance fees ......................         5,088            --            --            --         5,088
  Check cashing royalties and fees .......            --           275            --           819         1,094
                                                --------      --------      --------      --------      --------
TOTAL REVENUE ............................        79,702         9,435            --           819        89,956
Cost of revenue - disposed merchandise ...        32,670         1,886            --            --        34,556
                                                --------      --------      --------      --------      --------
NET REVENUE ..............................        47,032         7,549            --           819        55,400
                                                --------      --------      --------      --------      --------
EXPENSES
  Operations .............................        31,095         3,130            --           361        34,586
  Cash advance loss provision ............         2,070            --            --            --         2,070
  Administration .........................         6,314         1,076            --           144         7,534
  Depreciation and amortization ..........         3,066           659            --           156         3,881
                                                --------      --------      --------      --------      --------
TOTAL EXPENSES ...........................        42,545         4,865            --           661        48,071
                                                --------      --------      --------      --------      --------
INCOME FROM OPERATIONS ...................      $  4,487      $  2,684      $     --      $    158      $  7,329
                                                ========      ========      ========      ========      ========
AS OF SEPTEMBER 30, 2002:
Total assets .............................      $283,483      $ 85,914      $     --      $  7,586      $376,983
                                                ========      ========      ========      ========      ========

----------

(a) Cashland only, for the two month period August 1, 2003 to September 30, 2003.

(b)   Mr. Payroll only.

                                                     Pawn Lending
                                                     ------------
                                                 United                       Cash         Check
                                                 States       Foreign      Advances(a)   Cashing(b)   Consolidated
                                                 ------       -------      -----------   ----------   ------------
NINE MONTHS ENDED SEPTEMBER 30, 2003:
REVENUE
  Finance and service charges ............      $ 73,868      $ 21,202      $     --      $     --      $ 95,070
  Proceeds from disposition of merchandise       168,162        11,898            --            --       180,060
  Cash advance fees ......................        20,314            --         7,059            --        27,373
  Check cashing royalties and fees .......            --         1,307           525         2,735         4,567
                                                --------      --------      --------      --------      --------
TOTAL REVENUE ............................       262,344        34,407         7,584         2,735       307,070
Cost of revenue - disposed merchandise ...       105,086         8,439            --            --       113,525
                                                --------      --------      --------      --------      --------
NET REVENUE ..............................       157,258        25,968         7,584         2,735       193,545
                                                --------      --------      --------      --------      --------
EXPENSES
  Operations .............................        97,691        11,677         3,444         1,211       114,023
  Cash advance loss provision ............         5,300            --         1,801            --         7,101
  Administration .........................        22,437         3,468           709           565        27,179
  Depreciation and amortization ..........         8,598         2,052           459           379        11,488
                                                --------      --------      --------      --------      --------
TOTAL EXPENSES ...........................       134,026        17,197         6,413         2,155       159,791
                                                --------      --------      --------      --------      --------
INCOME FROM OPERATIONS ...................      $ 23,232      $  8,771      $  1,171      $    580      $ 33,754
                                                ========      ========      ========      ========      ========
NINE MONTHS ENDED SEPTEMBER 30, 2002:
 REVENUE
  Finance and service charges ............      $ 69,170      $ 17,636      $     --      $     --      $ 86,806
  Proceeds from disposition of merchandise       170,097         8,460            --            --       178,557
  Cash advance fees ......................        12,834            --            --            --        12,834
  Check cashing royalties and fees .......            --           701            --         2,765         3,466
                                                --------      --------      --------      --------      --------
TOTAL REVENUE ............................       252,101        26,797            --         2,765       281,663
Cost of revenue - disposed merchandise ...       111,474         6,148            --            --       117,622
                                                --------      --------      --------      --------      --------
NET REVENUE ..............................       140,627        20,649            --         2,765       164,041
                                                --------      --------      --------      --------      --------
EXPENSES
  Operations .............................        92,519         8,696            --         1,128       102,343
  Cash advance loss provision ............         4,539            --            --            --         4,539
  Administration .........................        18,472         3,046            --           475        21,993
  Depreciation and amortization ..........         8,859         1,828            --           464        11,151
                                                --------      --------      --------      --------      --------
TOTAL EXPENSES ...........................       124,389        13,570            --         2,067       140,026
                                                --------      --------      --------      --------      --------
INCOME FROM OPERATIONS ...................      $ 16,238      $  7,079      $     --      $    698      $ 24,015
                                                ========      ========      ========      ========      ========

----------

(a) Cashland only, for the two month period August 1, 2003 to September 30, 2003.

(b)   Mr. Payroll only.

11. LITIGATION

The Company is party to a number of lawsuits arising in the normal course of business. In the opinion of management, the resolution of these matters will not have a material adverse effect on the Company's financial position, results of operations or liquidity.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The Company is a provider of specialty financial services to individuals in the United States, United Kingdom and Sweden. The Company offers secured non-recourse loans, commonly referred to as pawn loans, to individuals through its pawn lending operations. The pawn loan portfolio generates finance and service charges revenue. As an alternative to a pawn loan, the Company offers unsecured small consumer cash advances in selected lending locations and on behalf of a third-party financial institution in other locations. A related activity of the lending operations is the disposition of merchandise, primarily collateral from unredeemed pawn loans. The Company also provides check cashing services through its franchised and company owned Mr. Payroll(R) check cashing centers and through "Cashland" consumer finance centers.

      Effective August 1, 2003, the Company, through its wholly-owned subsidiary Cashland Financial Services, Inc. ("Cashland"), completed the purchase of substantially all of the assets of Cashland, Inc., a privately-owned consumer finance company based in Dayton, Ohio. The aggregate purchase consideration was $50.5 million, which consisted of $32.0 million cash, 1.5 million shares of the Company's stock valued at $16.8 million and estimated acquisition costs of $1.7 million. The terms of the purchase include the potential for additional consideration to be paid based on the future earnings performance of Cashland. Any additional consideration would be in the form of subordinated debt or cash.

      As of September 30, 2003, the Company's pawn lending operations consisted of 469 pawnshops, including 396 owned units and 9 franchised units in 17 states in the United States, 52 units in the United Kingdom, and 12 units in Sweden. The foreign operations consist primarily of jewelry-only lending units. The number of owned pawnshops remained unchanged during the 21 months ended September 30, 2003, as the Company acquired 14 operating units, established 3 locations, and combined or closed 17 locations. In addition, 4 franchise units were either closed or terminated. As of September 30, 2003, the Company's U.S. pawn lending operations also owned and operated 16 locations that offer only the cash advance product.

      As of September 30, 2003, Cashland owned and operated 129 consumer finance centers that offer short-term cash advances and check cashing services in 2 states. During the two month period since its acquisition, Cashland has established 8 locations.

      As of September 30, 2003, Mr. Payroll operated 128 franchised and 6 company-owned manned check cashing centers in 20 states.

      In September 2001, the Company announced plans to exit the rent-to-own business in order to focus on its core business of lending activities. In June 2002, the Company sold the remaining assets of its rent-to-own business. See
Note 9 of Notes to Consolidated Financial Statements.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the components of the consolidated statements of operations as a percentage of total revenue.

                                                            Three Months Ended        Nine Months Ended
                                                              September 30,             September 30,
                                                           -------------------       --------------------
                                                            2003         2002         2003          2002
                                                           ------       ------       ------        ------
REVENUE
  Finance and service charges .......................        30.8%        33.9%        31.0%         30.8%
  Proceeds from disposition of merchandise ..........        53.9         59.2         58.6          63.4
  Cash advance fees .................................        13.6          5.7          8.9           4.6
  Check cashing royalties and fees ..................         1.7          1.2          1.5           1.2
                                                           ------       ------       ------        ------
TOTAL REVENUE .......................................       100.0        100.0        100.0         100.0

COST OF REVENUE
  Disposed merchandise ..............................        34.2         38.4         37.0          41.8
                                                           ------       ------       ------        ------
NET REVENUE .........................................        65.8         61.6         63.0          58.2
                                                           ------       ------       ------        ------
EXPENSES
  Operations ........................................        38.1         38.4         37.1          36.3
  Cash advance loss provision .......................         3.8          2.3          2.3           1.6
  Administration ....................................         9.1          8.4          8.9           7.8
  Depreciation and amortization .....................         3.9          4.3          3.7           4.0
                                                           ------       ------       ------        ------
TOTAL EXPENSES ......................................        54.9         53.4         52.0          49.7
                                                           ------       ------       ------        ------
INCOME FROM OPERATIONS ..............................        10.9          8.2         11.0           8.5
  Interest expense, net .............................         2.2          2.5          2.2           2.3
  Loss from derivative valuation fluctuations .......          --          0.1           --           0.1
  Gain from disposal of asset .......................          --           --         (0.3)           --
                                                           ------       ------       ------        ------
Income from continuing operations before income taxes         8.7          5.6          9.1           6.1
  Provision for income taxes ........................         3.1          2.0          3.1           2.2
                                                           ------       ------       ------        ------
INCOME FROM CONTINUING OPERATIONS ...................         5.6%         3.6%         6.0%          3.9%
                                                           ======       ======       ======        ======

The following table sets forth certain selected consolidated financial and non-financial data as of September 30, 2003 and 2002, and for the three and nine months then ended (dollars in thousands).

                                                                      Three Months Ended                Nine Months Ended
                                                                        September 30,                     September 30,
                                                                   -------------------------        --------------------------
                                                                      2003            2002             2003             2002
                                                                   ---------       ---------        ---------        ---------
PAWN LENDING OPERATIONS:
 PAWN LOANS
  Annualized yield on pawn loans ............................           94.6%           97.2%            97.0%            99.5%
  Total pawn loans written ..................................      $ 113,877       $ 109,259        $ 330,696        $ 304,816
  Average pawn loan balance outstanding .....................      $ 138,483       $ 124,665        $ 131,010        $ 116,673
  Average pawn loan balance per average
    pawnshop location in operation ..........................      $     303       $     274        $     288        $     255
  Average pawn loan amount at end of period
    (not in thousands) ......................................      $     109       $     102        $     109        $     102
  Profit margin on disposition of merchandise
    as a percentage of proceeds from disposition
    of merchandise ..........................................           36.7%           35.1%            36.9%            34.1%
  Average annualized merchandise turnover ...................           2.7x            2.6x             2.9x             2.8x
  Average merchandise held for disposition per
    average pawnshop location ...............................      $     120       $     116        $     115        $     121
  Pawnshop locations in operation -
    Beginning of period, owned ..............................            453             454              455              460
      Acquired ..............................................              7               2               10                4
      Start-ups .............................................             --               1                2                1
      Combined or closed ....................................             --              (1)              (7)              (9)
    End of period, owned ....................................            460             456              460              456
    Franchise locations at end of period ....................              9              13                9               13
    Total pawnshop locations at end of period ...............            469             469              469              469
    Average number of owned pawnshop locations
      in operation ..........................................            457             455              455              458

 CASH ADVANCES
  Total amount of cash advances written (a) .................      $  48,179       $  34,072        $ 129,942        $  82,106
  Number of cash advances written (not in thousands) (a) ....        162,468         120,578          440,712          291,087
  Average cash advance amount (not in thousands) (a) ........      $     297       $     283        $     295        $     282
  Combined cash advances outstanding (a) ....................      $  12,646       $   9,455        $  12,646        $   9,455
  Cash advances outstanding per location at end of period (a)      $      32       $      24        $      32        $      24
  Cash advances outstanding before allowance for losses (b) .      $  11,174       $   3,372        $  11,174        $   3,372
  Locations offering cash advances at end of period:
    Pawnshops ...............................................            383             391              383              391
    Cash advance units ......................................             16              --               16               --
      Total .................................................            399             391              399              391
  Average number of locations offering cash advances ........            396             390              392              390

----------

(a) Includes cash advances made by the Company and cash advances made by third-party financial institutions.

(b)   Amounts recorded in the Company's consolidated financial statements.

                                                                 Three Months Ended             Nine Months Ended
                                                                    September 30,                 September 30,
                                                               -----------------------       -----------------------
                                                                 2003           2002           2003           2002
                                                               --------       --------       --------       --------
CASH ADVANCE OPERATIONS (CASHLAND):
  Total amount of cash advances written .................      $ 44,235       $     --       $ 44,235       $     --
  Number of cash advances written (not in thousands) ....       133,022             --        133,022             --
  Average cash advance amount (not in thousands) ........      $    333       $     --       $    333       $     --
  Cash advances outstanding per location at end of period      $    119       $     --       $    119       $     --
  Cash advances outstanding before allowance for losses .      $ 15,382       $     --       $ 15,382       $     --
  Cash advance locations in operation -
    Beginning of period .................................            --             --             --             --
      Acquired ..........................................           121             --            121             --
      Start-ups .........................................             8             --              8             --
    End of period .......................................           129             --            129             --
  Average number of locations in operation for the period           125             --            125             --

CHECK CASHING OPERATIONS (MR. PAYROLL):
    Face amount of checks cashed ........................      $262,163       $247,030       $827,757       $792,753
    Gross fees collected ................................      $  3,558       $  3,388       $ 11,695       $ 11,305
    Fees as a percentage of checks cashed ...............           1.4%           1.4%           1.4%           1.4%
    Average check cashed (not in thousands) .............      $    347       $    333       $    365       $    355
    Centers in operation at end of period ...............           134            135            134            135
    Average centers in operation for the period .........           137            135            137            135

THIRD QUARTER ENDED SEPTEMBER 30, 2003, COMPARED TO THE
THIRD QUARTER ENDED SEPTEMBER 30, 2002

CONSOLIDATED NET REVENUE. Consolidated net revenue increased $15.1 million, or 27.3%, to $70.5 million during the third quarter ended September 30, 2003 (the "current quarter") from $55.4 million during the third quarter ended September 30, 2002 (the "prior year quarter"). The following table sets forth net revenue results by operating segment for the three month periods ended September 30 (in millions):

                                        2003         2002             Increase
                                      -------      -------      --------------------
Domestic pawn lending operations      $  53.0      $  47.0      $   6.0         12.8%
Foreign pawn lending operations           9.1          7.6          1.5         19.7
Cash advance operations ........          7.6           --          7.6           --
Check cashing operations .......          0.8          0.8           --           --
                                      -------      -------      -------      -------
  Consolidated net revenue .....      $  70.5      $  55.4      $  15.1         27.3%
                                      =======      =======      =======      =======

      The increase in consolidated net revenue was partially due to the consolidation of the operating results of Cashland beginning August 1, 2003. Excluding the impact of Cashland, net revenue for the three month period was up $7.5 million, or 13.5%, compared to the prior year quarter. The Company's domestic pawn lending operations contributed the majority of the increase in consolidated net revenue excluding Cashland. Higher revenue from the Company's small consumer cash advance product, higher finance and service charges on pawn loans, and higher gross profit from disposition of merchandise accounted for the increase in net revenue.

      The components of net revenue are finance and service charges from pawn loans, which increased $2.5 million; gross profit from disposition of merchandise, which increased $2.5 million; cash advance fees, which increased $9.4 million; and check cashing royalties and fees, which increased $0.7 million. Management believes that the trend of higher cash advance fees and higher finance and service charges on pawn loans will continue during the remainder of 2003 as a result of the expected continuation of increased demand for these products and due to the higher balances of cash advances and pawn loans at the end of the third quarter of 2003 compared to the prior year.

FINANCE AND SERVICE CHARGES. The following is a summary of finance and service charges related to pawn loans by operating segment for the three months ended September 30, 2003 and 2002 (in millions):

                                          2003       2002          Increase
                                         -----      -----      ----------------
Domestic pawn lending operations ..      $25.7      $24.1      $ 1.6        6.6%
Foreign pawn lending operations ...        7.3        6.4        0.9       14.1
                                         -----      -----      -----      -----
  Total finance and service charges      $33.0      $30.5      $ 2.5        8.2%
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

                                                                     Total
                                      Average                       Before
                                      Balance         Loan          Foreign       Foreign
                                     Outstanding     Yield        Translation   Translation      Total
                                     -----------     -----        -----------   -----------      -----
Domestic pawn lending operations      $    1.3      $    0.3       $    1.6      $     --      $    1.6
Foreign pawn lending operations            0.7          (0.3)           0.4           0.5           0.9
                                      --------      --------       --------      --------      --------
     Total .....................      $    2.0      $     --       $    2.0      $    0.5      $    2.5
                                      ========      ========       ========      ========      ========

      Excluding the favorable impact of foreign currency translation, the company-wide average balance of pawn loans outstanding was 7.6% higher during the current quarter than the prior year quarter. On a segment basis, the average balances of pawn loans were 5.3% and 11.5% higher for the domestic and foreign pawn lending operations, respectively. The increase in the average balance of domestic pawn loans outstanding was driven by a 3.8% increase in the average number of pawn loans outstanding during the current quarter coupled with a 1.4% increase in the average amount per loan. As management expected, during the third quarter of 2003, the domestic operations experienced a slow down in the rate of growth of pawn loan balances due to the advance child tax credit refund distributed by the Internal Revenue Service to certain customers. Management believes that customers may have used these proceeds to repay loans and/or reduce demand for loans in the quarter, although pawn loan balances finished the quarter higher than the prior year. Management believes the higher average domestic loan balance outstanding is partially attributable to adverse trends in the U.S. economy, which were conducive to an increase in loan demand. Domestic pawn loan balances at September 30, 2003, were $4.1 million, or 5.3%, higher than at September 30, 2002. Management expects this trend of higher demand for pawn loans to continue throughout the remainder of 2003. The average balances of pawn loans outstanding denominated in their local currencies increased 14.3% and 7.0% in the United Kingdom and Sweden, respectively. The average number of pawn loans outstanding in the United Kingdom and Sweden increased 8.3% and 5.3%, respectively.

Average amounts per loan were higher for both the United Kingdom and Sweden by 5.5% and 1.6%, respectively.

      Excluding the favorable impact of foreign currency translation, the consolidated annualized loan yield, which represents the blended result derived from the distinctive loan yields realized from operations in the three countries, was 96.2% in the current year quarter, compared to 97.2% in the prior year quarter. There was an increase in the domestic annualized loan yield to 123.2% for the current year quarter, compared to 121.8% for the prior year quarter. Improved performance of the pawn loan portfolio, including higher redemption rates and a slightly higher concentration of extended loans in the portfolio, contributed to the higher domestic yield. The blended yield on average foreign pawn loans outstanding decreased to 52.6% in the current year quarter compared to 55.0% in the prior year quarter. The decrease in the blended foreign yield was caused by a decrease in loan redemption rates and lower yield on the disposition of unredeemed collateral at auction.

      Favorable currency translation adjustments contributed $0.5 million to the increase in foreign source finance and service charges in the current quarter as compared to the prior year quarter, as the British pound and Swedish kronor were stronger relative to the United States dollar. The weighted average exchange rates used to translate local currency earnings into dollars for the pound and kronor were 3.9% and 15.5% higher, respectively, during the current quarter compared to the prior year quarter.

PROFIT FROM DISPOSITION OF MERCHANDISE. Profit from disposition of merchandise represents the proceeds received from disposition of merchandise in excess of the cost of disposed merchandise. The following table summarizes, by operating segment, the proceeds from disposition of merchandise and the related profit for the current quarter compared to the prior year quarter (in millions):

                                                         Three Months Ended September 30,
                                -----------------------------------------------------------------------------------
                                                 2003                                         2002
                                --------------------------------------       --------------------------------------
                                 Merch-         Refined                       Merch-         Refined
                                 andise*         Gold           Total         andise*         Gold           Total
                                --------       --------       --------       --------       --------       --------
Proceeds from disposition:
  Domestic ...............      $   46.2       $    7.3       $   53.5       $   44.9       $    5.5       $   50.4
  Foreign ................           3.4            0.9            4.3            2.4            0.4            2.8
                                --------       --------       --------       --------       --------       --------
    Total proceeds .......      $   49.6       $    8.2       $   57.8       $   47.3       $    5.9       $   53.2
                                ========       ========       ========       ========       ========       ========
Profit on disposition ....      $   19.0       $    2.2       $   21.2       $   17.6       $    1.1       $   18.7
                                ========       ========       ========       ========       ========       ========
Profit margin ............          38.3%          26.8%          36.7%          37.2%          18.6%          35.1%

Profit margin - Domestic .          38.5%          28.7%          37.2%          37.3%          18.8%          35.2%

Profit margin - Foreign ..          35.7%          10.9%          30.7%          36.1%           9.7%          32.6%

----------

*Excluding refined gold.

      Total proceeds from disposition of merchandise in the current quarter were $4.6 million, or 8.6%, higher than in the prior year quarter. Management attributes the higher sales levels to a combination of factors including the advance child tax credit refund issued to customers in the quarter, higher levels of merchandise available for sale in the foreign lending operations and a general increase in consumer demand for value priced goods. Proceeds from disposition of merchandise, excluding refined gold, increased $2.3 million, or 4.9%. Proceeds from disposition of refined gold increased $2.3 million, or 39.0% due to higher market prices for gold. The consolidated merchandise turnover rate increased to
2.7 times during the current quarter compared to 2.6 times during the prior year quarter, and the gross profit on disposition of merchandise increased to 36.7% in the current quarter compared to 35.1% in the prior year quarter. Excluding the effect of disposition of refined gold, the gross profit on disposition of merchandise increased to 38.3% in the current quarter from 37.2% in the prior year quarter due predominately to the lower average cost of merchandise sold. The gross profit on disposition of refined gold was 26.8% in the current quarter compared to 18.6% in the prior year quarter due to higher prevailing market prices of refined gold than in the prior year.

      CASH ADVANCE FEES. Cash advance fees increased $9.4 million, or 184.3%, to $14.5 million in the current quarter as compared to $5.1 million in the prior year quarter. The increase was partially due to the consolidation of the operating results of Cashland beginning August 1, 2003, which accounted for $7.1 million of the increase. Significantly higher cash advance balances at the beginning of the period related to the continued increase in demand for the small consumer cash advance product also contributed to the increase in cash advance fees. The product was available in 528 lending locations, which includes 383 Cash America pawnshops, 16 Cash America cash advance centers and 129 Cashland consumer finance centers at September 30, 2003. This includes 310 units that offer the product on behalf of a third-party bank, for which the Company performs administrative services. Cash advance fees include revenue from the cash advance portfolio owned by the Company and fees for administrative services performed for the bank. (Although small consumer cash advance transactions may take the form of loans or deferred check deposit transactions, the transactions are referred to throughout this discussion as "cash advances" for convenience.)

      Excluding the impact of Cashland, the amount of cash advances written increased $14.1 million, or 41.4%, to $48.2 million in the current quarter from $34.1 million in the prior year quarter. The $48.2 million in cash advances written in the current quarter includes $41.7 million extended to customers by the bank. The average amount per cash advance increased to $297 from $283. The combined Company and bank portfolios of cash advances generated $8.6 million in revenue during the current quarter compared to $5.9 million in the prior year quarter. The outstanding combined portfolios of small consumer cash advances increased $3.1 million to $12.6 million at September 30, 2003, from $9.5 million at September 30, 2002. Included in these amounts are $11.2 million and $3.4 million for 2003 and 2002, respectively, that are included in the Company's consolidated balance sheets. An allowance for losses of $2.0 million and $1.7 million has been provided in the consolidated financial statements as of September 30, 2003 and 2002, respectively, which offsets the outstanding cash advance amounts.

      The amount of cash advances written by Cashland for the period from August 1, 2003 through September 30, 2003 was $44.2 million. The average amount per cash advance was $333. Cashland generated cash advance fees of $7.1 million during the period. At September 30, 2003, the outstanding portfolio was $13.6 million, net of allowance for losses of $1.8 million which was included in the Company's consolidated balance sheet.

      During the first quarter of 2003, the Company terminated its relationship with the national bank that had offered this product in many of its stores and entered into an agreement with a state chartered bank to offer the product in those stores. See further discussion in Note 4 of Notes to Consolidated Financial Statements.

CHECK CASHING ROYALTIES AND FEES. Check cashing fees for the United Kingdom operations increased 84.4% to $0.5 million, in the current quarter, while check cashing revenue for the Mr. Payroll operations remained unchanged at $0.8 million. Check cashing revenue for Cashland in the current quarter was $0.5 million.

OPERATIONS AND ADMINISTRATION EXPENSES. Consolidated operations and administration expenses, as a percentage of total revenue, were 47.2% in the current quarter compared to 46.8% in the prior year quarter. These expenses increased $8.5 million, or 20.1%, in the current quarter compared to the prior year quarter primarily due to the consolidation of the operating results of Cashland beginning August 1, 2003, which incurred $4.2 million of such expenses. Domestic pawn lending expenses increased $3.1 million, as a result of higher expenses related to the cash advance product including advertising and new locations. In addition, there were increased incentive expenses associated with the improvement in operating results. Foreign lending operations expenses increased $1.1 million primarily due to an increase in the number of locations in the United Kingdom and Sweden. Mr. Payroll's expenses increased slightly from $0.5 million for the prior year quarter to $0.6 million for the current quarter.

CASH ADVANCE LOSS PROVISION. The Company maintains an allowance for losses on cash advances at a level projected to be adequate to absorb credit losses inherent in the outstanding cash advance portfolio. The cash advance loss provision is utilized to increase the allowance carried against the outstanding portfolio. The cash advance loss provision increased $2.0 million to $4.1 million in the current quarter as compared to $2.1 million in the prior year quarter principally due to the acquisition at August 1, 2003 of Cashland, which provided $1.8 million of the loss provision. Loss provision as a percentage of cash advance fees was 28.1% in the current quarter as compared to 40.7% in the prior year quarter. The decrease in the loss provision as a percentage of cash advance fees is due to lower loss rates experienced by the Company in the current quarter compared to the prior year quarter. The loss provision as a percentage of cash advance fees would have been 30.5% for the current quarter without Cashland.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense as a percentage of total revenue was 3.9% in the current quarter compared to 4.3% in the prior year quarter.

INTEREST EXPENSE. Net interest expense as a percentage of total revenue was 2.2% for the current quarter as compared to 2.5% for the prior year quarter. Interest expense increased $0.1 million to $2.4 million in the current quarter as compared to $2.3 million in the prior year quarter. The increase was due to the acquisition of Cashland, effective August 1, 2003, and was partially offset by the effect of lower interest rates on floating rate debt and lower debt balances outstanding prior to the acquisition of Cashland during the quarter. The Company paid cash of $32.0 million for the acquisition of Cashland through the expansion of its U.S. line of credit from $90.0 million to $135.0 million. The effective blended borrowing cost decreased to 5.3% in the current quarter as compared to 5.5% in the prior year quarter. The slight decrease in blended borrowing cost was due to a year over year decline in interest rates on floating rate debt which was partially offset by the Company's decision to issue $42.5 million of long-term fixed rate notes in July 2002 that replaced lower floating rate debt and the elimination of interest income from a note receivable repaid in the first quarter of 2003. The average amount of debt outstanding increased during the current quarter to $179.8 million from $163.6 million during the prior year quarter.

LOSS FROM DERIVATIVE VALUATION FLUCTUATIONS. There were no adjustments to fair values of interest rate cap agreements during the current quarter compared to a loss of $98,000 in the prior year quarter.

INCOME TAXES. The Company's effective tax rate for the current quarter was 35.2% as compared to 36.1% for the prior year quarter. The decrease in the current quarter is primarily attributable to lower state and local income taxes.

OTHER DATA. The following table sets forth certain selected financial and non-financial data for the Company's domestic and foreign lending operations, presented in U.S. dollars, as of September 30, 2003 and 2002, and for the three months then ended (dollars in thousands).

                                                       Domestic                       Foreign
                                               -----------------------        -----------------------
                                                 2003           2002            2003           2002
                                               --------       --------        --------       --------
Annualized yield on pawn loans - domestic         123.2%         121.8%            --              --
Annualized yield on pawn loans - foreign:
  In U.S. dollars .......................            --             --            52.0%          55.0%
  In local currency --
    United Kingdom ......................            --             --            57.2%          59.5%
    Sweden ..............................            --             --            45.0%          48.1%
Total pawn loans written ................      $ 81,601       $ 81,113        $ 32,276       $ 28,146
Average pawn loan balance outstanding ...      $ 82,862       $ 78,725        $ 55,621       $ 45,940
Average pawn loan balance per average
  pawnshop location in operation ........      $    211       $    198        $    869       $    806
Average pawn loan amount at end of period
  (not in thousands) ....................      $     83       $     81        $    206       $    179
Profit margin on disposition of
  merchandise as a percentage of proceeds
  from disposition of merchandise .......          37.2%          35.2%           30.7%          32.6%
Average annualized merchandise turnover .           2.7x           2.6x            2.1x           1.9x
Average merchandise held for disposition
  per average pawnshop location .........      $    125       $    123        $     87       $     68
Pawnshop locations in operations --
  Beginning of period, owned ............           390            398              63             56
    Acquired ............................             6             --               1              2
    Start-ups ...........................            --             --              --              1
    Combined or closed ..................            --             (1)             --             --
  End of period, owned ..................           396            397              64             59
  Franchise locations at end of period ..             9             13              --             --
  Total pawnshop locations at end of
    period ..............................           405            410              64             59
  Average number of owned pawnshop
    locations in operation ..............           393            398              64             57
------------------------------------------------------------------------------------------------------

CURRENCY EXCHANGE RATES:

Harvey & Thompson, Ltd. (British pound
per U.S. dollar) --
  Balance sheet data - end of period rate            --             --          0.6009         0.6375
  Statements of operations data - average
    rate for the period .................            --             --          0.6205         0.6449
Svensk Pantbelaning (Swedish kronor per
U.S. dollar) --
  Balance sheet data - end of
    period rate .........................            --             --          7.7399         9.2678
  Statements of operations data - average
    rate for the period .................            --             --          8.1284         9.3858

NINE MONTHS ENDED SEPTEMBER 30, 2003, COMPARED TO THE
NINE MONTHS ENDED SEPTEMBER 30, 2002

CONSOLIDATED NET REVENUE. Consolidated net revenue increased $29.5 million, or 18.0%, to $193.5 million during the nine months ended September 30, 2003, (the "current period") from $164.0 million during the nine months ended September 30, 2002 (the "prior year period"). The following table sets forth net revenue results by operating segment for the nine month periods ended September 30, 2003 and 2002 (in millions):

                                                       2003        2002          Increase
                                                       ----        ----          --------
Domestic pawn lending operations                      $157.2       $ 140.6     $ 16.6       11.8%
Foreign pawn lending operations                         26.0          20.6        5.4       26.2
Cash advance operations                                  7.6            --        7.6         --
Check cashing operations                                 2.7           2.8       (0.1)      (3.6)
                                                      ------       -------     ------       ----
  Consolidated net revenue                            $193.5       $ 164.0     $ 29.5       18.0%
                                                      ======       =======     ======       ====

      The increase in consolidated net revenue was partially due to the consolidation of the operating results of Cashland beginning August 1, 2003. Excluding the impact of Cashland, net revenue for the current period was up $21.9 million, or 13.4%, compared to the prior year period. The Company's domestic pawn lending operations contributed the majority of the increase in consolidated net revenue excluding Cashland. Higher revenue from its small consumer cash advance product, higher finance and service charges on pawn loans, and higher gross profit from disposition of merchandise accounted for the increase in net revenue.

      The components of net revenue are finance and service charges from pawn loans, which increased $8.3 million; gross profit from disposition of merchandise, which increased $5.6 million; cash advance fees, which increased $14.5 million; and check cashing royalties and fees, which increased $1.1 million.

FINANCE AND SERVICE CHARGES. The following is a summary of finance and service charges related to pawn loans by operating segment for the nine months ended September 30, 2003 and 2002 (in millions):

                                                          2003       2002        Increase
                                                          ----       ----        --------
Domestic pawn lending operations                        $  73.9    $  69.2    $  4.7       6.8%
Foreign pawn lending operations                            21.2       17.6       3.6      20.5
                                                        -------    -------    ------      ----
   Total finance and service charges                    $  95.1    $  86.8    $  8.3       9.6%
                                                        =======    =======    ======      ====

      The following table demonstrates how the key factors affected the total change in finance and service charges for the current period as compared to the prior year period (in millions):

                                                                               Total
                                                Average                        Before
                                                Balance           Loan         Foreign      Foreign
                                              Outstanding        Yield       Translation   Translation      Total
                                              -----------        -----       -----------   -----------      -----
Domestic pawn lending operations               $  3.4         $  1.3         $  4.7         $   --          $  4.7
Foreign pawn lending operations                   1.9           (0.7)           1.2            2.4             3.6
                                               ------         ------         ------         ------          ------
     Total                                     $  5.3         $  0.6         $  5.9         $  2.4          $  8.3
                                               ======         ======         ======         ======          ======

      Excluding the favorable impact of foreign currency translation, the company-wide average balance of pawn loans outstanding was 7.1% higher during the current period than the prior year period. On a segment basis, the average balances of pawn loans were 5.0% and 10.7% higher for the domestic and foreign lending operations, respectively. The increase in the average balance of domestic pawn loans outstanding was driven by a 3.3% increase in the average number of pawn loans outstanding during the current period coupled with a 1.7% increase in the average amount per loan. The average balances of foreign pawn loans outstanding denominated in their local currencies increased 13.1% and 6.7% in the United Kingdom and Sweden, respectively. The average number of pawn loans outstanding in the United Kingdom and Sweden increased 7.2% and 1.0%, respectively. Average amounts per loan were higher for both the United Kingdom and Sweden by 5.5% and 5.7%, respectively.

      Excluding the favorable impact of foreign currency translation, the consolidated annualized loan yield was 99.3% for the current year period, compared to 99.5% for the prior year period. There was an increase in the domestic annualized loan yield to 127.4% for the current year period, compared to 125.2% for the prior year period. Improved performance of the pawn loan portfolio, demonstrated by higher redemption rates and a slightly higher concentration of extended loans in the portfolio, contributed to the higher domestic yield. The blended yield on average foreign pawn loans outstanding decreased to 53.2% in the current year period compared to 55.1% in the prior year period. The decrease in the blended foreign yield was caused by a decrease in loan redemption rates and lower yield on the disposition of unredeemed collateral at auction.

      Favorable currency translation adjustments contributed $2.4 million to the increase in foreign source finance and service charges in the current period as compared to the prior year period, as the British pound and Swedish kronor were stronger relative to the United States dollar. The weighted average exchange rates used for translating earnings into dollars for the pound and kronor were 8.5% and 20.4% higher, respectively, during the current period compared to the prior year period.

PROFIT FROM DISPOSITION OF MERCHANDISE. The following table summarizes, by operating segment, the proceeds from disposition of merchandise and the related profit for the current period compared to the prior year period (in millions):

                                                 Nine Months Ended September 30,
                                -----------------------------------------------------------------------
                                               2003                                 2002
                                ---------------------------------     ---------------------------------
                                 Merch-       Refined                   Merch-     Refined
                                 andise*       Gold         Total      andise*       Gold        Total
                                 -------       ----         -----      -------       ----        -----
Proceeds from disposition:
  Domestic ...................  $  145.7     $  22.5     $  168.2     $  151.0     $  19.1     $  170.1
  Foreign ....................       8.8         3.1         11.9          6.8         1.7          8.5
                                --------     -------     --------     --------     -------     --------
   Total proceeds ............  $  154.5     $  25.6     $  180.1     $  157.8     $  20.8     $  178.6
                                ========     =======     ========     ========     =======     ========
Profit on disposition ........  $   60.1     $   6.4     $   66.5     $   57.7     $   3.2     $   60.9
                                ========     =======     ========     ========     =======     ========
Profit margin ................      38.9%       25.0%        36.9%        36.6%       15.4%        34.1%

Profit margin - Domestic .....      39.1%       27.5%        37.5%        36.7%       16.4%        34.5%

Profit margin - Foreign ......      36.6%        7.5%        29.1%        33.5%        3.5%        27.3%

------------------
*  Excluding refined gold.

      Total proceeds from disposition of merchandise in the current period were $1.5 million, or 0.8%, higher than in the prior year period. Proceeds from disposition of merchandise, excluding refined gold, decreased $3.3 million, or 2.1%. Proceeds from disposition of refined gold increased $4.8 million, or 23.1% due to higher market prices for gold. The consolidated merchandise turnover rate increased to 2.9 times during the current period as compared to 2.8 times during the prior year period, and the gross profit on disposition of merchandise increased to 36.9% in the current period as compared to 34.1% in the prior year period. Excluding the effect of the disposition of refined gold, the gross profit on disposition of merchandise increased to 38.9% in the current period from 36.6% in the prior year period due predominately to lower average cost of merchandise sold. The gross profit on disposition of refined gold was 25.0% in the current period compared to 15.4% in the prior year period due to higher prevailing market prices of refined gold than in the prior year.

CASH ADVANCE FEES. Cash advance fees increased $14.5 million, or 113.3%, to $27.3 million in the current period as compared to $12.8 million in the prior year period. The increase was partially due to the consolidation of the operating results of Cashland beginning August 1, 2003. Excluding the impact of Cashland, cash advance fees for the current period were up $7.5 million, or 58.3%, due to significantly higher cash advance balances at the beginning of the period related to the continued increase in demand for the small consumer cash advance product.

      Excluding the impact of Cashland, the amount of cash advances written increased $47.8 million, or 58.3%, to $129.9 million in the current period from $82.1 million in the prior year period. The $129.9 million in cash advances written in the current period includes $112.9 million extended to customers by the bank. The average amount per cash advance increased to $295 from $282. The combined Company and bank portfolios of cash advances generated $23.3 million in revenue during the current period compared to $14.4 million in the prior year period.

      The amount of cash advances written by Cashland for the period from August 1, 2003 through September 30, 2003 was $44.2 million. The average amount per cash advance was $333. Cashland generated cash advance fees of $7.1 million during the period. At September 30, 2003, the outstanding portfolio was $13.6 million, net of allowance for losses of $1.8 million, which was included in the Company's consolidated balance sheet.

CHECK CASHING ROYALTIES AND FEES. Check cashing fees for the United Kingdom operations increased 86.4% to $1.3 million, in the current period, while check cashing revenue for the Mr. Payroll operations remained unchanged at $2.7 million. Check cashing revenue for Cashland in the current period was $0.5 million.

OPERATIONS AND ADMINISTRATION EXPENSES. Consolidated operations and administration expenses, as a percentage of total revenue, were 46.0% in the current period compared to 44.1% in the prior year period. These expenses increased $16.9 million, or 13.6%, in the current period compared to the prior year period due to the consolidation of the operating results of Cashland beginning August 1, 2003 which contributed $4.2 million of the increase. Domestic lending expenses increased $9.0 million primarily as a result of higher expenses related to the cash advance product, including advertising and the establishment of new locations and increased incentive expenses associated with the improvement in operating results. In addition, slightly higher staffing levels also contributed to the increase. Foreign lending operations expenses increased $3.4 million primarily due to an increase in the number of locations in the United Kingdom and Sweden. Mr. Payroll's expenses increased slightly from $1.6 million for the prior year period to $1.8 million for the current period.

CASH ADVANCE LOSS PROVISION. The cash advance loss provision for domestic lending operations increased $2.6 million to $7.1 million in the current period as compared to $4.5 million in the prior year period principally due to the acquisition effective August 1, 2003 of Cashland. Loss provision as a percentage of cash advance fees was 25.9% in the current period as compared to 35.4% in the prior year period. The decrease in the loss provision as a percentage of cash advance fees is due to lower loss rates experienced by the Company in the current period compared to the prior year. The loss provision as a percentage of cash advance fees would have been 26.1% for the current period without Cashland.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense as a percentage of total revenue was 3.7% in the current period compared to 4.0% in the prior year period.

INTEREST EXPENSE. Net interest expense as a percentage of total revenue was 2.2% for the current period as compared to 2.3% for the prior year period. The Company's average debt balance decreased 5.5% during the current period compared to the prior year period. The aggregate blended borrowing cost increased to 5.8% in the current period as compared to 5.3% in the prior year period due primarily to the Company's decision to issue $42.5 million of long-term fixed rate notes in July 2002 that replaced lower floating rate debt and the elimination of interest income from a note receivable repaid early in the current period. The average amount of debt outstanding decreased during the current period to $155.2 million from $164.3 million during the prior year period.

LOSS FROM DERIVATIVE VALUATION FLUCTUATIONS. There were no adjustments to fair values of interest rate cap agreements during the current period compared to a loss of $0.2 million in the prior year period.

GAIN FROM DISPOSAL OF ASSET. During the current period, the Company sold real estate that was being held for investment purposes following the reconstruction of the corporate headquarters. The Company received cash proceeds of $1.6 million and realized a gain of $1.0 million.

INCOME TAXES. The Company's effective tax rate for the current period was 34.2% as compared to 36.0% for the prior year period. The decrease in the current period is primarily attributable to a reduction in the deferred tax valuation allowance for capital losses. The valuation allowance was reduced as a result of the recognition of capital gain from the sale of real estate held for investment. The effective tax rate for the current period would have been 36.0% excluding the gain and the related tax effect.

OTHER DATA. The following table sets forth certain selected financial and non-financial data for the Company's domestic and foreign lending operations, presented in U.S. dollars, for the nine months ended September 30, 2003 and 2002 (dollars in thousands).

                                                             Domestic                        Foreign
                                                 ----------------------------      ---------------------------
                                                   2003                2002           2003              2002
                                                 --------           ---------      ---------         ---------
Annualized yield on pawn loans - domestic .....      127.4%           125.2%              --              --
Annualized yield on pawn loans - foreign:
  In U.S. dollars .............................       --               --               53.0%           55.1%
  In local currency -
   United Kingdom .............................       --               --               57.5%           59.5%
   Sweden .....................................       --               --               46.2%           48.3%
Total pawn loans written ......................  $ 235,688        $ 226,716        $  95,008        $  78,100
Average pawn loan balance outstanding .........  $  77,529        $  73,873        $  53,481        $  42,800
Average pawn loan balance per average
  pawnshop location in operation ..............  $     197        $     184        $     863        $     751
Profit margin on disposition of merchandise
  as a percentage of proceeds from
  disposition of merchandise ..................       37.5%            34.5%            29.1%           27.3%
Average annualized merchandise turnover .......        3.0x             2.9x             2.1x            2.3x
Average merchandise held for disposition
  per average pawnshop location ...............  $     119        $     130        $      88        $      63
Pawnshop locations in operations -
  Beginning of period, owned ..................        396              404               59               56
   Acquired ...................................          6                2                4                2
   Start-ups ..................................         --               --                2                1
   Combined or closed .........................         (6)              (9)              (1)              --
  End of period, owned ........................        396              397               64               59
Franchise locations at end of period ..........          9               13               --               --
Total pawnshop locations at end period ........        405              410               64               59
Average number of owned pawnshop locations
  in operations ...............................        393              401               62               57
--------------------------------------------------------------------------------------------------------------
CURRENCY EXCHANGE RATES:

Harvey & Thompson, Ltd. (British pound per
  U.S. dollars) -
  Balance sheet data - end of period ..........       --               --             0.6009          0.6375
  Statement of operations data - average
   rate for the period ........................       --               --             0.6205          0.6733
 Svensk Pantbelaning (Swedish kronor per
   U.S. dollar) -
  Balance sheet data - end of period ..........       --               --             7.7399          9.2678
  Statement of operations data - average
   rate for the period ........................       --               --             8.2508          9.9301

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash flows and other key indicators of liquidity are summarized as follows ($ in millions):

                                         Nine Months Ended
                                           September 30,
                                      ----------------------
                                         2003          2002
                                         ----          ----
Operating activities cash flows       $  39.9       $  26.4
Investing activities cash flows:
   Pawn loans ..................         (7.7)         (5.7)
   Cash advances ...............        (13.2)         (3.8)
   Other investing activities ..        (56.8)        (12.1)
Financing activities cash flows          45.5          (9.8)
Working capital ................      $ 233.7       $ 186.3
Current ratio ..................         6.2x          6.0x
Merchandise turnover ...........         2.9x          2.8x

CASH FLOWS FROM OPERATING ACTIVITIES. Net cash provided by operating activities of continuing operations was $39.9 million for the nine months ended September 30, 2003 ("current period").

CASH FLOWS FROM INVESTING ACTIVITIES. An increase in the Company's investment in pawn loans during the current period required $7.7 million of cash. The Company's transition from a national bank to a state chartered bank program in early 2003 and increases in balances for its cash advance product required an investment of $13.2 million in cash during the current period. The Company invested $12.8 million in purchases of property and equipment during the current period for property improvements, the remodeling of selected operating units and additions to computer systems for lending operations. During the current period, in addition to the acquisition of Cashland assets (see below), the Company acquired nine lending locations, one check cashing franchise and other earning assets for $11.9 million. During the current period, the Company sold real estate that was being held for investment purposes following the reconstruction of the corporate headquarters. The Company received cash proceeds of $1.6 million.

      Management anticipates that capital expenditures for the remainder of 2003 will be approximately $1.0 to $2.0 million. These expenditures will primarily relate to the establishment of new lending locations, the remodeling of selected operating units and enhancements to communications and information systems. The Company may add up to twenty new lending locations, including cash advance only locations. The new locations may be added through the establishment of both new cash advance locations and new pawnshops and the acquisition of existing pawnshop locations.

      The cash portion of the purchase price paid in the Cashland acquisition was funded by the Company's U.S. line of credit. The total commitment was increased from $90.0 million to $135.0 million to facilitate the acquisition and the maturity date was extended to July 2006. The terms of the purchase include the potential for additional consideration to be paid based on future earnings performance of Cashland. Any additional consideration would be in the form of subordinated debt and cash.

CASH FLOWS FROM FINANCING ACTIVITIES. During the nine month period, the Company had net borrowings of $42.0 million on bank lines of credit, of which $32.0 million was used to pay the cash portion of the purchase consideration of Cashland, and $12.6 million for payments on other debt obligations. Additional uses of cash included $1.2 million for dividends and $1.8 million for the purchase of treasury shares. On July 24, 2002, the Company's Board of Directors authorized management to purchase up to one million shares of its common stock in the open market and terminated the open market purchase authorization established in 2000. During the current period, the Company purchased 175,900 shares for an aggregate amount of $1.8 million under this authorization. Additional purchases may be made from time to time in the open market, and it is expected that funding will come from operating cash flow.

      In connection with the acquisition of Cashland, the Company increased the total commitment under its U.S. line of credit from $90 million to $135 million and extended the maturity date of this line of credit for an additional year to July 31, 2006. The interest rate on the line of credit varies from 1.50% to 2.25% over LIBOR, depending on the Company's cash flow leverage ratio as defined in the credit agreement. The Company pays a fee of 0.375% per annum on the unused portion of this line of credit. The amended agreement also changed certain financial ratios that the Company has to maintain. At September 30, 2003, there was $83.4 million outstanding on this line of credit.

      The Company extended its multi-currency line of credit to April 30, 2006 and increased the maximum amount to L20 million (approximately $33.3 million at September 30, 2003) from L15 million (approximately $25.0 million at September 30, 2003). Funds may be drawn in British pounds, bearing interest at the Bank's cost of funds plus a margin of 75 basis points. Funds up to the equivalent of L10 million may be drawn in Swedish kronor, bearing interest at the Bank's cost of funds plus a margin of 75 basis points. In the aggregate, the British pound and Swedish kronor drawings may not exceed the equivalent of L20 million. The Company pays a fee of 0.25% per annum on the unused portion of this line of credit. As of September 30, 2003, amounts outstanding under this line of credit were L6.5 million (approximately $10.8 million) and SEK 37.5 million (approximately $4.8 million) for an aggregate of $15.6 million. The Company also extended its SEK 15 million line of credit (approximately $1.9 million as of September 30, 2003) with a commercial bank to mature on May 30, 2004. Interest on this line of credit is charged at the Bank's base funding rate plus 1%. There were no amounts outstanding on this line of credit as of September 30, 2003.

      Management believes that borrowings available under these credit facilities, cash generated from operations and current working capital of $233.7 million should be sufficient to meet the Company's anticipated future capital requirements.

      During the third quarter, the Company received a $5,709,000 equity infusion when holders exercised stock options for 864,950 shares and sold their shares. These options were held by several members of its board of directors. In addition, some of the Company's officers and employees exercised options for 1,256,039 shares, and the Company received proceeds totaling $9,422,000 upon sales of those shares during the nine months. Separately, the Chairman of its board of directors sold 139,400 shares of common stock that had been pledged to the Company to secure a loan under the Company's now discontinued officer stock loan program.

The proceeds of $1,749,000 from the sale were used to repay the loan in full. The Company's Chief Executive Officer and other officers also made principal and interest payments totaling $2,875,000 toward such loans.

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

- THE ACTIONS OF THIRD PARTIES WHO OFFER PRODUCTS AND SERVICES AT THE COMPANY'S LOCATIONS. The Company offers products and services to its customers through various third parties. A failure of a third party provider to provide its product or service or to maintain the quality and consistency of its product or service could result in a loss of customers and a related loss in revenue from those products or services.

- THE ABILITY OF THE COMPANY TO OPEN AND ACQUIRE NEW OPERATING UNITS IN ACCORDANCE WITH ITS PLANS. The Company's expansion program is subject to numerous factors which cannot be predicted or controlled, such as the availability of attractive acquisition candidates and the Company's ability to attract, train and retain qualified unit management personnel. Another such factor is the availability of sites with acceptable restrictions and suitable terms and general economic conditions.

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

- CHANGES IN ECONOMIC CONDITIONS. While the credit risk for most OF the Company's consumer lending is mitigated by the collateralized nature of pawn lending, a sustained deterioration in the economic environment could adversely affect the Company's operations through a deterioration in performance of its pawn loan or cash advance portfolios, or by reducing consumer demand for the purchase of pre-owned merchandise.

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

ITEM 4. CONTROLS AND PROCEDURES

(a) Under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, management of the Company has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the last day of the period covered by this report (the "Evaluation Date"). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are effective in timely alerting them to the material information relating to the Company required to be included in its periodic filings with the Securities and Exchange Commission.

(b) During the period covered by this report, there was no change in the Company's internal control over financial reporting that was identified in connection with management's evaluation described in Item 4(a) above and has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        See Note 11 of Notes to Consolidated Financial Statements

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits

            31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) promulgated under the Securities Exchange Act of 1934

            31.2 Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) promulgated under the Securities Exchange Act of 1934

            32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

            32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

      (b)   Reports on Form 8-K

            On July 1, 2003, the Company filed a Report on Form 8-K that it had issued a press release announcing that it had entered into an agreement to acquire substantially all of the assets of Cashland, Inc. Under a separate release the Company also announced an increase in expected earnings for the second quarter of 2003. Copies of the press releases were filed with the Report as exhibits.

            On July 24, 2003, the Company filed a Report on Form 8-K that it had issued a press release announcing its earnings for the second quarter of 2003. A copy of the press release was filed with the Report as an exhibit.

            On August 15, 2003, the Company filed a Report on Form 8-K that it had acquired substantially all of the assets of Cashland, Inc. The purchase agreement and the press release dated August 4, 2003 announcing the closing of the acquisition and the increase in its earnings estimates were filed with the report as exhibits.

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

                            CASH AMERICA INTERNATIONAL, INC.
                                      (Registrant)


                             By: /s/ Thomas A. Bessant, Jr.
                                 --------------------------
                                   Thomas A. Bessant, Jr.
                                Executive Vice President and
                                  Chief Financial Officer

                                   Date: October 24, 2003

                               INDEX TO EXHIBITS

     Exhibit No.                       DESCRIPTION
     -----------                       -----------

            31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) promulgated under the Securities Exchange Act of 1934

            31.2 Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) promulgated under the Securities Exchange Act of 1934

            32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

            32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002