Form 10-K
period 2003-12-31
CASH AMERICA INTERNATIONAL INC
filed 2004-03-02
CIK 807884

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission File Number 1-9733

CASH AMERICA INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

Texas (State or other jurisdiction of incorporation or organization)	75-2018239 (I.R.S. Employer Identification No.)

1600 West 7th Street Fort Worth, Texas (Address of principal executive offices)	76102 – 2599 (Zip Code)

Registrant’s telephone number, including area code:
(817) 335-1100

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, $.10 par value per share	New York Stock Exchange

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

Yes [X]     No [   ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes [X]     No [   ]

     The aggregate market value of 23,642,000 shares of the registrant’s Common Stock held by nonaffiliates on June 30, 2003 was approximately $311,601,560.

     At February 4, 2004 there were 28,276,826 shares of the registrant’s Common Stock, $.10 par value, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant’s definitive Proxy Statement pertaining to the 2004 Annual Meeting of Shareholders are incorporated herein by reference into PART III of this Form 10-K.

CASH AMERICA INTERNATIONAL, INC.

YEAR ENDED DECEMBER 31, 2003

PART I

ITEM 1. BUSINESS

General

     Cash America International, Inc. (the “Company”) was incorporated in 1984 to engage in the business of owning and operating pawnshops. Since that time, the Company has significantly broadened the geographic scope of its operations and expanded its offering of financial services to its customers. As of December 31, 2003, the Company provided specialty financial services to individuals in the United States, United Kingdom and Sweden, through 763 total locations. The Company is the largest provider of secured non-recourse loans, commonly referred to as pawn loans, to individuals through 474 locations in 17 states and two foreign countries. It also offers unsecured cash advances in many of its U.S. locations including 19 locations that offer only this service. In addition, the Company provides cash advances and check cashing through the 135 consumer finance centers of Cashland Financial Services, Inc. (“Cashland”) and check cashing services through the 135 franchised and company-owned check cashing centers of Mr. Payroll Corporation (“Mr. Payroll”). Both Cashland and Mr. Payroll are wholly-owned subsidiaries of the Company. The Company’s principal executive offices are located at 1600 West 7th Street, Fort Worth, Texas 76102-2599, and its telephone number is (817) 335-1100. As used in this report, the term “Company” includes Cash America International, Inc. and its subsidiaries.

     The Company’s growth over the years has been the result of its business strategy of acquiring existing pawnshop locations and establishing new pawnshop locations that can benefit from the Company’s centralized management and standardized operations. In 2003, the Company expanded this strategy to include acquiring existing cash advance locations and establishing new cash advance locations. The Company intends to continue its business strategy of acquiring and establishing pawnshop and cash advance locations (collectively referred to as “lending locations”), increasing its share of consumer loan business, and concentrating multiple lending locations in regional and local markets in order to expand market penetration, enhance name recognition and reinforce marketing programs. The Company also intends to offer new products and services in its lending locations in order to meet the growing financial services needs of its customers. Studies indicate to the Company that a large portion of its customers consists of individuals who do not regularly transact loan business with banks. (See, for example, Dr. Robert W. Johnson and Dr. Dixie P. Johnson, Pawnbroking in the U.S.: A Profile of Customers, Credit Research Center, Georgetown University, 1998.)

     The Company added 19 pawnshop locations in 2003, and 7 locations were either combined or closed. As of December 31, 2003, the Company owned 398 domestic and 69 foreign pawnshop locations.

     In addition to its owned pawnshops, the Company offers and sells franchises to third parties for their independent ownership and operation of “Cash America” pawnshops in the United States. The Company terminated 5 franchises and purchased 1 for its company-owned operations in 2003. As of December 31, 2003, there were 7 franchised lending locations in operation. The Company plans to expand its franchise locations through new franchise sales.

     Website Access to Reports. Through our home page at www.cashamerica.com, we provide free access to our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such reports are electronically filed with or furnished to the SEC.

Pawn Lending Activities

     Pawnshops function as convenient sources of consumer loans and as sellers primarily of previously owned merchandise acquired when customers do not redeem their pawned goods. The pledged goods in the Company’s U.S. pawn operations are generally tangible personal property other than securities or printed evidence of indebtedness and generally consist of jewelry, tools, televisions and stereos, musical instruments, firearms, and other miscellaneous items. In the Company’s foreign pawn operations, the pledged goods predominately consist of jewelry. One convenient aspect of the pawn transaction is that the customer has no legal obligation to repay the amount loaned. Instead, the Company relies on the value of the pawned property as security. As a result, the creditworthiness of the customer is not a factor, and a decision not to redeem pawned property has no effect on the customer’s personal credit status. (Although pawn transactions can take the form of an advance of funds secured by the pledge of property or a “buy-sell agreement” involving the actual sale of the property with an option to repurchase it, the transactions are referred to throughout this report as “pawn loans” for convenience.)

     In a pawn transaction, the Company contracts for a finance and service charge to compensate it for the use of the funds loaned. Finance and service charges contributed approximately 29.5% in 2003 of the Company’s revenue, 30.5% in 2002 and 32.0% in 2001. The finance and service charge is typically calculated as a percentage of the loan amount based on the size and duration of the transaction, in a manner similar to which interest is charged on a loan, and has generally ranged from 12% to 300% annually, as permitted by applicable state pawnshop laws.

     At the time a pawn transaction is entered into, a pawn transaction agreement, commonly referred to as a pawn ticket, is delivered to the borrower (pledgor) that sets forth, among other items: the name and address of the pawnshop and the pledgor; the pledgor’s identification number from his or her driver’s license or other approved identification; the date; the identification and description of the pledged goods, including applicable serial numbers; the amount financed; the finance and service charge; the maturity date; the total amount that must be paid to redeem the pledged goods on the maturity date; and the annual percentage rate.

     In the United States, the amount that the Company is willing to finance is typically based on a percentage of the pledged personal property’s estimated disposition value. The sources for the Company’s determination of the estimated disposition value are numerous and include the Company’s automated product valuation system as well as catalogues, “blue books”, newspapers, internet research and previous disposition experience with similar items. These sources, together with the employees’ experience in disposing of similar items of merchandise in particular pawnshops, influence the determination of the estimated disposition value of such items. The Company does not utilize a standard or mandated percentage of estimated disposition value in determining the amount to be financed. Instead, employees have the authority to set the percentage for a particular item and determine the ratio of loan amount to estimated disposition value with the expectation that, if the item is forfeited to the pawnshop, its subsequent disposition would yield a profit margin consistent with the Company’s historical experience. The pledged property is held through the term of the transaction, which generally is one month with an automatic sixty-day redemption period (see “Regulation” for exceptions in certain states), unless earlier repaid, renewed or extended. A majority of the amounts advanced by the Company are paid in full with accrued finance and service charges or are renewed or extended through payment of accrued finance and service charges. In the event the pledgor does not repay, renew or extend his loan, the unredeemed collateral is forfeited to the Company and then becomes merchandise available for disposition through the Company’s pawnshops, or through a major gold bullion bank. The Company does not record pawn loan losses or charge-offs because the amount advanced becomes the carrying cost of the forfeited collateral that is to be recovered through the merchandise disposition function described below.

     With regard to the Company’s foreign operations, the amount that the pawnshop is willing to finance in a pledge of jewelry is typically based on a fixed amount per gram of the gold content of the pledged property plus additional amounts for diamonds or other features which, in the unit management’s assessment, enhance the market value of the pledged property. Similar to domestic operations, fluctuations in gold prices historically have affected the amount that the pawnshop is willing to lend against an item. A sustained increase or decrease in the market price of gold can cause a related increase or decrease in the amount of the pawnshop’s loan portfolio and related finance and service charge revenue. Pawn loans are made for a term of six months with an approximate annual blended yield on average foreign pawn loans outstanding in 2003 of 52.2%. The collateral is held through the term of the loan, and, in the event that the loan is not repaid or renewed on or before maturity, the unredeemed collateral is disposed of at auction, through merchandise disposition activities in the pawnshops, or through a third-party gold refinery.

     For domestic and foreign pawn operations, the recovery of the amount advanced, as well as realization of a profit on disposition of merchandise, is dependent on the Company’s initial assessment of the property’s estimated disposition value. Improper assessment of the disposition value of the collateral in the lending function could result in the disposition of the merchandise for an amount less than the amount advanced. However, the Company historically has experienced profits from the disposition of such merchandise. Declines in gold prices generally will also reduce the disposition value of jewelry items acquired in pawn transactions and could adversely affect the Company’s ability to recover the carrying cost of the acquired collateral. For 2003, 2002 and 2001, the Company experienced profit margins on disposition of merchandise of 37.2%, 34.6% and 34.9%, respectively.

     At December 31, 2003, the Company had approximately 1,209,000 outstanding pawn loans totaling $141,871,000, with an average balance of approximately $117 per loan.

     Presented below is information with respect to pawn loans made, acquired, and forfeited for the U.S. and foreign pawn lending operations for the years ended December 31, 2003, 2002 and 2001:

	2003	2002	2001

		(in thousands)

Loans made	$441,008	$408,467	$403,724
Loans acquired	3,369	896	388
Loans repaid	(257,123)	(235,533)	(227,981)
Loans renewed	(40,875)	(36,387)	(36,880)
Loans forfeited:
Available for disposition	(126,409)	(122,295)	(128,397)
Disposed at auction	(13,250)	(10,295)	(9,858)
Effect of exchange rate translation	7,763	5,945	(2,388)

Net increase (decrease) in pawn loans outstanding	$14,483	$10,798	$(1,392)

Loans repaid or renewed as a percent of loans made	67.6%	66.6%	65.6%

Merchandise Disposition Activities

     The Company engages in the disposition of merchandise acquired when a pawn loan is not repaid, when used goods are purchased from the general public and when new merchandise is acquired from vendors. New goods consist primarily of accessory merchandise which enhances the marketability of existing merchandise, such as tools, consumer electronics and jewelry. For the year ended December 31, 2003, $161,078,000 of merchandise was added to merchandise held for disposition, of which $126,409,000 was from loans not repaid, and $34,669,000 was purchased from customers and vendors and through acquisitions of pawnshops. Proceeds from disposition of merchandise contributed 58.2% of the Company’s revenue in 2003, 63.4% in 2002 and 65.1% in 2001.

     The Company offers a refund/exchange policy with respect to certain items of merchandise but otherwise does not provide its customers with warranties on used merchandise purchased from the Company. The Company permits its customers to purchase merchandise on a layaway plan whereby the customer agrees to purchase an item by making an initial cash deposit representing a small portion of the disposition price and making additional, non-interest bearing payments on the balance of the disposition price in accordance with a specified schedule. The Company then segregates the item and holds it until the disposition price is paid in full. Should the customer fail to make a required payment, the item is placed with the other merchandise held for disposition. At December 31, 2003, the Company held approximately $4,102,000 in customer layaway deposits.

     The Company provides an allowance for valuation and shrinkage of its merchandise based on management’s evaluation. Management’s evaluation takes into consideration historical shrinkage, the quantity and age of slow-moving merchandise on hand and markdowns necessary to liquidate slow-moving merchandise. At December 31, 2003, total pawn operations merchandise on hand was $56,120,000, after deducting an allowance for valuation and shrinkage of merchandise of $1,416,000.

Cash Advance Activities

     In 2000, the Company began offering a cash advance product through most of its Cash America pawnshops and has recently expanded the offering of this product through its Cash America cash advance centers. Effective August 1, 2003, the Company purchased substantially all of the assets of Cashland, Inc., a privately-owned consumer finance company based in Dayton, Ohio. Cashland’s locations offer cash advances, check cashing and related money services.

     As of December 31, 2003, the cash advance product was available in 544 U.S. lending locations, which included 390 Cash America pawnshops, 19 Cash America cash advance centers and 135 Cashland consumer finance centers. This included 304 units that offer the product on behalf of a third-party bank that underwrites the advance to the customer and pays the Company a fee for its marketing and administrative services. Cash advances are generally offered for a term of 7 to 45 days, depending on state law and the customer’s next payday. The product offered by the Company in 240 locations provides customers with cash in exchange for a promissory note or other repayment agreement supported by that customer’s personal check for the aggregate amount of the cash advanced plus a service fee. The Company holds the check for the predetermined period of the cash advance, typically less than 17 days. To repay the advance, customers may redeem their checks by paying cash or they may allow the checks to be presented for collection. (Although these cash advance transactions may take the form of loans or deferred check deposit transactions, the transactions are referred to throughout this report as “cash advances” for convenience.) Cash advance fees earned by the Company contributed approximately 10.7% of the Company’s revenue in 2003, 4.9% in 2002 and 1.7% in 2001.

     In certain markets the cash advance product is offered in the Company’s locations by a bank. During the first quarter of 2003, the Company terminated its relationship with a national bank and entered into an agreement with a state chartered bank to offer the product in those stores. Under the current bank program, the Company purchases a participation interest in the bank originated cash advances, and receives an administrative fee for its services. In order to benefit from the use of the Company’s collection resources and proficiency, all cash advances unpaid after maturity are assigned to the Company at a discount from the amount owed by the borrower. Losses on cash advances assigned to the Company that prove uncollectible are the responsibility of the Company. To the extent that the Company collects an amount owed by the customer in excess of the amount assigned by the bank, the Company is entitled to the excess and recognizes it in income when collected. Since the Company may not be successful in the collection of the assigned accounts, the Company’s provision for loan losses includes amounts estimated to be adequate to absorb credit losses from cash advances in the aggregate portfolio, including those expected to be assigned from the third-party bank’s portfolio. As of December 31, 2003, $33,658,000 of gross cash advances was outstanding, including a $1,335,000 non-participated interest owned by the bank that is not included in the Company’s consolidated balance sheet. An allowance for losses of $3,448,000 has been provided in the consolidated financial statements. See Note 4 of “Notes to Consolidated Financial Statements.”

     Presented below is information with respect to the cash advance product for the years ended December 31, 2003, 2002 and 2001:

	2003	2002	2001

Locations offering cash advances at end of year	544	391	386
On behalf of the Company	240	82	71
On behalf of the bank	304	309	315
Amount of cash advances written (in thousands)	$300,518	$123,705	$49,003
On behalf of the Company	$143,040	$17,561	$11,563
On behalf of the bank	$157,478	$106,144	$37,440
Amount of cash advances assigned by the bank (in thousands)	$29,981	$23,645	$5,520
Average cash advance amount written	$311	$284	$261

Check Cashing Activities

     While the Company’s primary business involves the acquisition, establishment and operation of pawn and cash advance lending locations, it also provides check cashing services through its subsidiaries, Mr. Payroll and Cashland. As of December 31, 2003, Mr. Payroll’s operations consisted of 129 franchised and 6 company-owned check cashing centers in 20 states. Check cashing is provided in all 135 of the Cashland consumer finance centers. Aggregate check cashing fees were 1.6% of the Company’s revenue in 2003 and 1.2% in 2002 and 2001.

Financial Information on Segments and Areas

     Additional financial information regarding the Company’s revenues and assets by each of its four operating segments and by geographic area is provided in Note 18 of “Notes to Consolidated Financial Statements.”

Operations

     Unit Management. Each location has a unit manager who is responsible for supervising its personnel and assuring that it is managed in accordance with Company guidelines and established policies and procedures. Each unit manager reports to a Market Manager who typically oversees approximately ten unit managers. As of December 31, 2003, the Company had one pawn lending operating division in the United States, which is managed by an Executive Vice President. This operating division consists of four geographic operating regions, each of which is managed by a Region Vice President. Each Market Manager reports to a Region Vice President. The Harvey & Thompson and Svensk Pantbelåning chains follow a similar management organization, with a Managing Director overseeing each of these operations. Two Cashland supervisors oversee its two geographic operating regions and report to its Chief Operating Officer. Within each of the two Cashland regions there are market supervisors that manage a group of Cashland locations.

     Trade Names. The Company operates its locations under the trade names “Cash America,” “Cashland,” and “Mr. Payroll,” in the U.S., “Harvey & Thompson Pawnbrokers” in the U.K., and “Svensk Pantbelåning” in Sweden. The Company’s marks “Cash America,” “Cashland,” and “Mr. Payroll” are registered with the United States Patent and Trademark Office.

     Personnel. At December 31, 2003, the Company employed 3,828 persons in its operations in 16 states, the United Kingdom and Sweden. Of the total employees, approximately 314 were in executive and administrative functions.

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

     The experienced employee receives training and an introduction to the fundamentals of management to acquire the skills necessary to move into management positions within the organization. Manager training involves a twelve-month program that includes additional management principles and more extensive training in income maximization, recruitment, merchandise control and cost efficiency.

Future Expansion

     The Company’s objective is to continue to expand the number of pawnshops and cash advance locations (collectively referred to as “lending locations”) it owns and operates through acquisitions and by establishing new units. Management believes that such anticipated expansion will continue to provide economies of scale in supervision, purchasing, administration and marketing by decreasing the overall average cost of such functions per unit owned. By concentrating multiple lending units in regional and local markets, the Company seeks to expand market penetration, enhance name recognition and reinforce marketing programs. The Company also intends to offer new products and services in its lending units in order to meet the growing financial services needs of its customers.

     The primary lending location acquisition criteria include evaluation of the volume of annual loan transactions, outstanding loan balances, and location and condition of the facility, including lease terms or fair market value of the facility if it is to be purchased. The primary lending location start-up criteria include the facility-related items noted above and conditions in the surrounding community indicating a sufficient level of potential customers. The Company’s business strategy is to continue expanding its lending business within its existing geographic markets and into other markets which meet the risk/reward considerations of the Company.

     The Company’s expansion has not only been in acquiring previously owned lending locations, but also in establishing new locations. After a suitable location has been found and a lease and license are obtained, the new location can be ready for business within four to six weeks, with completion of counters, vaults and security system and the transfer of merchandise from other locations. The approximate start-up costs, defined as the investment in property and equipment, for recently established pawnshops have ranged from $186,000 to $206,000, with an average estimated cost per location of approximately $201,000 in 2003. This amount does not include merchandise transferred from other locations, funds to advance on pawn loans and cash advances and operating expenses. The average start-up costs for recently established Cash America cash advance centers and Cashland consumer finance centers have ranged from $50,000 to $107,000, with an average estimated cost per location of approximately $79,000.

     The Company’s expansion program is subject to numerous factors which cannot be predicted, such as the availability of attractive acquisition candidates or sites on suitable terms and general economic conditions. Further, there can be no assurance that future expansion can be continued on a profitable basis. Among other factors, the following factors will impact the Company’s future planned expansion.

     Statutory Requirements. The Company’s ability to add newly-established pawnshop locations in Texas counties having a population of more than 250,000 is limited by a law that became effective September 1, 1999, which restricts the establishment of new pawnshops within a certain distance of existing pawnshops. In addition, the present statutory and regulatory environment of some states renders expansion into those states impractical. See “Business – Regulation.”

     Competition. The Company faces competition in its expansion program. Several competing pawnshop and cash advance companies have implemented expansion and acquisition programs. A number of smaller companies have also entered the market. While the Company believes that it is the largest pawnshop operator in the United States, and one of the largest cash advance operators, there can be no assurance that the Company will be more successful than its competitors in pursuing acquisition opportunities and leases for attractive start-up locations. Increased competition could also increase prices for attractive acquisition candidates.

     Capital Requirements. In some states, the Company is required by law to maintain a minimum amount of certain unencumbered net assets (currently $150,000 in Texas) for each pawnshop location. The Company’s expansion plans will therefore be limited in these states to the extent the Company is unable to maintain these required levels of unencumbered net assets. At present, these requirements do not limit the Company’s growth opportunities.

     Availability of Qualified Unit Management Personnel. The Company’s ability to expand may also be limited by the availability of qualified unit management personnel. While the Company seeks to train its existing personnel to enable those capable to assume management positions, there can be no assurance that sufficient qualified personnel will be available to satisfy the Company’s needs with respect to its planned expansion.

Competition

     While pawnbroking is a time-honored American industry, it remains very fragmented with approximately 12,000 stores nationwide. The three largest publicly traded pawnshop companies operate approximately 850 total pawnshops in the United States. Management continues to believe that the Company can achieve economies of scale and increased operating efficiencies by increasing the number of stores under operation and utilizing modern point-of-sale systems and proven operating methods.

     The less fragmented cash advance industry is growing at a faster rate. According to the investment firm Stephens Inc., the number of cash advance transactions is estimated to be growing nationwide at a rate of 15% to 20% per year, and the three largest operators service approximately one-quarter of the market. Despite the concentration of major competitors in the cash advance industry, management believes that significant opportunities for growth remain in this business.

     The Company encounters significant competition in connection with its lending and merchandise disposition operations. In connection with the lending of money, the Company competes with other pawnshops and cash advance shops and other forms of financial institutions such as consumer finance companies, which generally lend on an unsecured as well as a secured basis. Other lenders may lend money on terms more favorable than the Company. Some competitors (such as certain commercial banks and consumer finance companies) may have greater financial resources than the Company. Several competing pawnshop and cash advance companies have implemented expansion and acquisition programs. See “Business – Future Expansion.” These competitive conditions may adversely affect the Company’s revenues and profitability.

Regulation

     The Company’s pawnshop operations are subject to extensive regulation, supervision and licensing under various federal, state and local statutes, ordinances and regulations in the 17 states and two foreign countries in which it operates. (For a geographic breakdown of operating locations, see “Properties.”) Set forth below is a summary of the state pawnshop regulations in those states containing a preponderance of the Company’s domestic operating locations.

     Texas Pawnshop Regulations. Under the Texas Pawnshop Act, the Texas Consumer Credit Commissioner has primary responsibility for the regulation of pawnshops and enforcement of laws relating to pawnshops in Texas. The Company is required to furnish the Texas Consumer Credit Commissioner with copies of information, documents and reports which are required to be filed by it with the Securities and Exchange Commission.

     The Texas Pawnshop Act prescribes the stratified loan amounts and the maximum allowable rates of pawn service charge that pawnbrokers in Texas may charge for the lending of money within each stratified range of loan amounts. That is, the Texas law establishes the maximum allowable pawn service charge rates based on the amount financed per pawn loan. The maximum allowable rates under the Texas Pawnshop Act for the various stratified loan amounts for the fiscal years ended June 30, 2004, 2003 and 2002, are as follows:

Year Ending June 30, 2004				Year Ended June 30, 2003				Year Ended June 30, 2002

			Maximum				Maximum				Maximum
Amount			Allowable	Amount			Allowable	Amount			Allowable
Financed Per			Annual	Financed Per			Annual	Financed Per			Annual
Pawn Loan			Percentage Rate	Pawn Loan			Percentage Rate	Pawn Loan			Percentage Rate

$1	to	$153	240%	$1	to	$150	240%	$1	to	$150	240%
154	to	1,020	180	151	to	1,000	180	151	to	1,000	180
1,021	to	1,530	30	1,001	to	1,500	30	1,001	to	1,500	30
1,531	to	12,750	12	1,501	to	12,500	12	1,501	to	12,500	12

     These rates are reviewed and established annually by the Texas Consumer Credit Commissioner. The maximum allowable service charge rates were established and have not been revised since 1971, when the Texas Pawnshop Act was enacted. Since 1981, the ceiling amounts for stratification of the loan amounts to which these rates apply have been revised each July 1 in relation to the Consumer Price Index. In 2003, the Texas legislature amended the Texas Pawnshop Act to establish the ceiling amounts reflected above for the year ending June 30, 2004. The Texas Pawnshop Act also prescribes the maximum allowable pawn loan. Under current Texas law, a pawn loan may not exceed $12,750. In addition to establishing maximum allowable service charge rates and loan ceilings, the Texas Pawnshop Act also provides for the licensing of pawnshops and pawnshop employees. To be eligible for a pawnshop license in Texas, an applicant must (i) be of good moral character; (ii) have net assets of at least $150,000 readily available for use in conducting the business of each licensed pawnshop; (iii) show that the pawnshop will be operated lawfully and fairly in accordance with the Texas Pawnshop Act; (iv) show that the applicant has the financial responsibility, experience, character, and general fitness to command the confidence of the public in its operations; and, (v) in the case of a business entity, the good moral character requirement shall apply to each officer, director and holder of 5% or more of the entity’s outstanding shares.

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

     Florida Pawnshop Regulations. The Florida Pawnbroking Act, adopted in 1996, provides for the licensing and bonding of pawnbrokers in Florida and for the Department of Agriculture and Consumer Services’ Division of Consumer Services to investigate the general fitness of applicants and generally to regulate pawnshops in the state. The statute limits the pawn service charge that a pawnbroker may collect to a maximum of 25% of the amount advanced in the pawn for each 30-day period of the transaction. The law also requires pawnbrokers to maintain detailed records of all transactions and to deliver such records to the appropriate local law enforcement officials. Among other things, the statute prohibits pawnbrokers from falsifying or failing to make entries in pawn transaction forms, refusing to allow appropriate law enforcement officials to inspect their records, failing to maintain records of pawn transactions for at least two years, making any agreement requiring the personal liability of a pledgor, failing to return pledged goods upon payment in full of the amount due (unless the pledged goods had been taken into custody by a court or law enforcement officer or otherwise lost or damaged), or engaging in title loan transactions at licensed pawnshop locations. It also prohibits pawnbrokers from entering into pawn transactions with a person who is under the influence of alcohol or controlled substances, a person who is under the age of eighteen, or a person using a name other than his own name or the registered name of his business.

     Tennessee Pawnshop Regulations. Tennessee state law provides for the licensing of pawnbrokers in that state. It also (i) requires that pawn transactions be reported to local law enforcement agencies; (ii) requires pawnbrokers to maintain insurance coverage on the property held on pledge for the benefit of the pledgor; (iii) establishes certain hours during which pawnshops may be open for business; and (iv) requires that certain bookkeeping records be maintained. Tennessee law prohibits pawnbrokers from selling, redeeming or disposing of any goods pledged or pawned to or with them within 48 hours after making their report to local law enforcement agencies. The Tennessee statute establishes a maximum allowable interest rate of 24% per annum; however, the pawnshop operator may charge an additional fee of up to one-fifth of the amount of the loan per month for investigating the title, storing and insuring the security and various other expenses.

     Georgia Pawnshop Regulations. Georgia state law requires pawnbrokers to maintain detailed permanent records concerning pawn transactions and to keep them available for inspection by duly authorized law enforcement authorities. The Georgia statute prohibits pawnbrokers from failing to make entries of material matters in their permanent records; making false entries in their records; falsifying, obliterating, destroying, or removing permanent records from their places of business; refusing to allow duly authorized law enforcement officers to inspect their records; failing to maintain records of each pawn transaction for at least four years; accepting a pledge or purchase from a person under the age of eighteen or who the pawnbroker knows is not the true owner of the property; making any agreement requiring the personal liability of the pledgor or seller or waiving any of the provisions of the Georgia statute; or failing to return or replace pledged goods upon payment of the full amount due (unless pledged goods have been taken into custody by a court or a law enforcement officer). In the event pledged goods are lost or damaged while in the possession of the pawnbroker, the pawnbroker must replace the lost or damaged goods with like kinds of merchandise. Under Georgia law, total interest and service charges may not, during each 30-day period of the loan, exceed 25% of the principal amount advanced in the pawn transaction (except that after ninety days from the original date of the loan, the maximum rate declines to 12.5% for each subsequent 30-day period). The statute provides that municipal authorities may license pawnbrokers, define their powers and privileges by ordinance, impose taxes upon them, revoke their licenses, and exercise such general supervision as will ensure fair dealing between the pawnbroker and his customers.

     Oklahoma Pawnshop Regulations. The Company’s Oklahoma operations are subject to the Oklahoma Pawnshop Act. Following substantially the same statutory scheme as the Texas Pawnshop Act, the Oklahoma Pawnshop Act provides for the licensing and bonding of pawnbrokers in Oklahoma and provides for the Oklahoma Administrator of Consumer Credit to investigate the general fitness of the applicant and generally regulate pawnshops in that state. The Administrator has broad rule-making authority with respect to Oklahoma pawnshops.

     In general, the Oklahoma Pawnshop Act prescribes the stratified loan amounts and the maximum rates of service charges which pawnbrokers in Oklahoma may charge for lending money in Oklahoma within each stratified range of loan amounts. The regulations provide for a graduated rate structure similar to that utilized in federal income tax computations. For example, under this method of calculation a $500 pawn loan earns interest as follows: (a) the first $150 at 240%, annually, (b) the next $100 at 180%, annually and (c) the remaining $250 at 120%, annually. A pawn loan in Oklahoma may not exceed $25,000. The maximum allowable pawn service charges for the various stratified loan amounts under the Oklahoma statute are as follows:

Range of			Maximum
Amount			Allowable
Financed Per			Annual Percentage
Pawn Loan			Rate within Range

$1	to	$150	240%
151	to	250	180
251	to	500	120
501	to	1,000	60
1,001	to	25,000	36

     Louisiana Pawnshop Regulations. Louisiana law provides for the licensing and bonding of pawnbrokers in that state. In addition, the act requires that pawn transactions be reported to local law enforcement agencies, establishes hours during which pawnbrokers may be open for business and requires certain bookkeeping practices. Louisiana state law establishes maximum allowable rates of interest on pawn loans of 10% per month. In addition, Louisiana law provides that the pawnbroker may charge a fee not to exceed 10% for all other services. Under the Louisiana statute, no pawnbroker may sell any pledged collateral until the lapse of three months from the time the loan was made, except that in parishes having a population of less than 75,000, no pledged jewelry collateral may be sold until the lapse of six months from the time the loan was made. Various municipalities and parishes in the state of Louisiana have adopted additional ordinances and regulations pertaining to pawnshops.

     Although pawnshop regulations vary from state to state to a considerable degree, the regulations summarized above are representative of the regulatory frameworks affecting the Company in the various states in which its operating units are located.

     United Kingdom Regulations. Pawnshops in the United Kingdom conduct pawn operations in a manner that is similar to the Company’s domestic operations, except that pawnshops generally lend money only on the security of jewelry and gold items. The Consumer Credit Act of 1974 in the United Kingdom requires that the pawnbroker notify the customer following the expiration of the six-month loan term and before the pledged items are sold by the pawnbroker. Unredeemed items over 75 British pounds are generally sold at auction. For these loans, any amounts received on the auction sale in excess of the principal amount of the loan, accrued finance and service charge and disposition expenses must be held by the pawnbroker to be reclaimed by the customer. If the pawnbroker is the highest bidder at the auction, it claims the merchandise for later disposition from its pawnshop premises, or through a third-party gold refinery, and may realize profit on resale. For loans of 75 British pounds or less, unredeemed merchandise is automatically forfeited to the pawnbroker, and the pawnbroker may dispose of such merchandise to the public from the pawnshop premises and retain any excess sales proceeds.

     Pawnbrokers in the United Kingdom are licensed and regulated by the Office of Fair Trading (the “OFT”) pursuant to the Consumer Credit Act 1974. Licenses are valid for five years, subject to possible revocation, suspension, or variance by the OFT. Unlike most state statutes in the United States governing pawnbrokers, the Consumer Credit Act 1974 and the regulations promulgated thereunder do not specify a maximum allowable interest rate chargeable by pawnbrokers in the United Kingdom. Rather, the statute prohibits pawnbrokers from entering into “extortionate credit bargains” with customers. Currently, the Company typically charges rates of between 6% and 8% per month.

     Sweden Regulations. The regulatory environment for pawnshops in Sweden is very similar to that in the United Kingdom. Sweden’s current pawnbroking act provides that the loan term may not exceed one year, that the pawnbroker is entitled to default interest on arrears for a maximum of four months from the due date, and that the pawnbroker may not dispose of unredeemed merchandise less than two months after the due date unless the customer accepts otherwise. The disposition must take place at a public auction, and the customer is entitled to any excess disposition proceeds after deduction for principal, interest and other fees and charges.

     Swedish law provides for licensing and supervision of pawnshops by the local County Administrative Boards. The law does not specify a maximum allowable interest rate for pawn loans, and it does not authorize the local County Administrative Boards to regulate the rates that pawnbrokers may charge. Currently, the Company typically charges a rate of between 3.25% and 3.75% per month. Also, the act grants Swedish pawnbrokers the authority to purchase unredeemed merchandise at the public auction and then dispose of the merchandise to the public from the pawnshop premises or through a third-party gold refinery.

     Cash Advances. The Company offers a cash advance product referred to as “cash advances” through many of its Cash America pawnshops and Cashland consumer finance centers. Each state in which the Company offers the product has specific laws dealing with the conduct of this business. Typically, the applicable regulations restrict the amount of finance and service charges that may be assessed and limit customers’ ability to renew or extend these transactions. In many instances, the regulations also limit the aggregate amount that a provider may advance (and, in some cases, the number of cash advances the provider may make) to any one customer at one time. Providers typically must obtain a separate license from the state licensing authority in order to offer this product. The Company must also comply with the various disclosure requirements under the federal Truth in Lending Act (and Federal Reserve Regulation Z under that Act) in connection with these cash advance transactions.

     As previously noted, these cash advances are offered by a third-party bank in 304 of the Company’s 544 U.S. lending locations (at December 31, 2003). The federal banking regulators who supervise the bank’s activities closely scrutinize all aspects of the bank’s cash advance program. Further, certain state regulators have asserted that the Company must have a license under state law in order to perform the administrative services that it performs for the bank. In addition to a number of federal and state regulators, certain consumer advocacy groups and federal and state legislators have asserted that laws and regulations should be tightened so as to severely limit, if not eliminate, the availability of this cash advance product to consumers, despite the significant demand for it. Along with the leadership of the cash advance industry, the Company opposes such overly restrictive regulation and legislation. Nevertheless, the possibility exists that some combination of federal and state regulation and legislation could come to pass, which could restrict, or even eliminate, the availability of this cash advance product at some or all of the Company’s locations.

     In 2003, Federal Deposit Insurance Corporation (“FDIC”) adopted guidelines for cash advance programs that apply to all financial institutions under the FDIC’s supervision that offer these programs. The bank that offers cash advances in the Company’s locations is a state chartered bank which is supervised by the FDIC. The guidelines describe the FDIC’s expectations for prudent risk management practices for cash advance activities, particularly with regard to capital, allowance for loan losses, and loan classifications. The guidelines also address recovery practices, income recognition, and managing risks associated with third-party relationships, as well as compliance with consumer protection laws. The guidelines form the basis for sound and appropriate regulation of cash advance programs conducted by FDIC-supervised financial institutions.

     Other Regulatory Matters, Etc. With respect to firearm sales, each of the pawnshops must comply with the Brady Handgun Violence Prevention Act (the “Brady Act”), which took effect on February 28, 1994. The Brady Act imposes a background check requirement in connection with the disposition of firearms by federally licensed firearms dealers. In addition, the Company must continue to comply with the longstanding regulations promulgated by the Department of the Treasury, Bureau of Alcohol, Tobacco and Firearms which require each pawnshop dealing in guns to maintain a permanent written record of all receipts and dispositions of firearms.

     Under the federal Gramm-Leach-Bliley Act that took effect in 2001 and the federal regulations adopted to implement it, the Company is required to disclose to its customers its privacy policy and practices, including those relating to the sharing of customers’ nonpublic personal information with third parties. The disclosure must be made to customers at the time that the customer relationship is established and at least annually thereafter. Under these regulations, the Company is also required to ensure that its systems are designed to protect the confidentiality of customers’ nonpublic personal information.

     Under the USA PATRIOT Act passed by Congress in 2001, the Company is required to maintain an anti-money laundering compliance program covering certain of its business activities. The program must include (1) the development of internal policies, procedures, and controls; (2) designation of a compliance officer; (3) an ongoing employee training program; and (4) an independent audit function to test the program. The United States Department of the Treasury is expected to issue regulations clarifying the requirements for anti-money laundering compliance programs for the pawnbroking and cash advance industries.

     In addition to the federal and state statutes and regulations described above, many of the Company’s pawnshops are subject to municipal ordinances, which may require, for example, local licenses or permits and specified recordkeeping procedures, among other things. Each of the Company’s pawnshops voluntarily or pursuant to municipal ordinance provides to the police department having jurisdiction paper or electronic copies of all daily transactions involving pawn loans and over-the-counter purchases. These daily transaction reports are designed to provide the local police with a detailed description of the goods involved, including serial numbers (if any) and the name and address of the owner obtained from a valid identification card. This information is provided to local law enforcement agencies for processing to determine conflicting claims of rightful ownership. Goods held to secure pawn loans or goods purchased that are determined to belong to an owner other than the borrower or seller are subject to recovery by the rightful owner. However, the Company historically has not experienced a material number of claims of this nature, and the claims experienced have not had a material adverse effect on the Company’s results of operations.

     Casualty insurance, including burglary coverage, is maintained for each of the Company’s locations, and fidelity coverage is maintained on each of the Company’s employees.

     Management of the Company believes its operations are conducted in material compliance with all federal, state and local laws and ordinances applicable to its business.

     The Company’s franchising activities may be subject to various state regulations that, among other things, mandate disclosures to prospective franchisees and other requirements.

Executive Officers

     The following sets forth, as of February 23, 2004, certain data concerning the executive officers of the Company, all of whom are elected on an annual basis. There is no family relationship between any of the executive officers.

Name	Age	Position

Daniel R. Feehan	53	Chief Executive Officer and President
Thomas A. Bessant, Jr.	45	Executive Vice President – Chief Financial Officer
Robert D. Brockman	49	Executive Vice President – Administration
Jerry D. Finn	57	Executive Vice President – Domestic Pawn Operations
Michael D. Gaston	59	Executive Vice President – Business Development
William R. Horne	60	Executive Vice President – Information Technology
James H. Kauffman	59	Executive Vice President – International Operations
Hugh A. Simpson	44	Executive Vice President – General Counsel and Secretary

     Daniel R. Feehan has been Chief Executive Officer and President since February 2000. He has served as President and Chief Operating Officer since January 1990. He served as Chairman and Co-Chief Executive Officer of Mr. Payroll Corporation from February 1998 to February 1999 before returning to the position of President and Chief Operating Officer of the Company.

     Thomas A. Bessant, Jr. joined the Company in May 1993 as Vice President – Finance and Treasurer. He was elected Senior Vice President – Chief Financial Officer in July 1997 and has served as Executive Vice President – Chief Financial Officer since July 1998. Prior to joining the Company, Mr. Bessant was a Senior Manager in the Corporate Finance Consulting Services Group of Arthur Andersen & Co., S.C. in Dallas, Texas from June 1989 to April 1993. Prior to that time, Mr. Bessant was a Vice President in the Corporate Banking Division of NCNB Texas, N.A., and its predecessor banking corporations, beginning in 1981.

     Robert D. Brockman joined the Company in July 1995 as Executive Vice President – Administration. Prior to that, he served as Vice President – Human Resources of THORN Americas, Inc., the operator of the Rent-A-Center chain of rent-to-own stores, from December 1986 to June 1995.

     Jerry D. Finn joined the Company in August 1994 and has served in various operations management positions since then, including Division Vice President from January 1995 to July 1997, Division Senior Vice President from July 1997 to April 1998, and Executive Vice President – Domestic Pawn Operations since April 1998. Prior to joining the Company, he served as District Supervisor for Kelly-Moore Paint Co. from March 1981 to August 1994.

     Michael D. Gaston joined the Company in April 1997 as Executive Vice President – Business Development. Prior to joining the Company, Mr. Gaston served as President of The Gaston Corporation, a private consulting firm, from 1984 to April 1997, and Executive Vice President of Barkley & Evergreen, an advertising and consulting agency, from 1991 to April 1997.

     William R. Horne joined the Company in February 1991 as Vice President – MIS. He was elected Senior Vice President – Information Technology in July 1997 and has served as Executive Vice President – Information Technology since October 1999.

     James H. Kauffman joined the Company in July 1996 as Executive Vice President – Chief Financial Officer. He served as President – Cash America Pawn from July 1997 to July 1998, and served as Chief Executive Officer of Rent-A-Tire, Inc. from July 1998 until August 2002. He has also served as Executive Vice President – International Operations since October 1999. Prior to joining the Company, Mr. Kauffman served as President of Keystone Steel & Wire Company, a wire products manufacturer, from July 1991 to June 1996.

     Hugh A. Simpson joined the Company in December 1990 as Vice President and General Counsel and was elected Vice President – General Counsel and Secretary in April 1991. He was elected Senior Vice President – General Counsel and Secretary in July 1997 and has served as Executive Vice President – General Counsel and Secretary since July 1998.

ITEM 2. PROPERTIES

     As of February 18, 2004, the Company owned the real estate and building for six of its domestic pawnshop locations and four of its pawnshop locations in the United Kingdom. Since May 1992, the Company’s headquarters have been located in a nine-story building adjacent to downtown Fort Worth, Texas. The Company purchased the building in January 1992. All of the Company’s other locations are leased under non-cancelable operating leases with terms ranging from 3 to 15 years.

     The following table sets forth, as of February 18, 2004, the geographic markets served by the Company and the number of “Cash America” pawn and cash advance locations and Cashland consumer finance centers in each market in which it presently operates. In addition to the locations listed below, the Company operates 6 owned “Mr. Payroll” check cashing locations in the Dallas/Fort Worth area.

	Number of Locations

	Cash
	America (a)	Cashland

Texas:
Houston	50	—
Central/South Texas	53	—
Dallas/Fort Worth	48	—
West Texas	22	—
Rio Grande Valley	14	—

Total Texas	187	—

Florida:
Tampa/St. Petersburg	15	—
Orlando	14	—
Jacksonville	10	—
Other	24	—

Total Florida	63	—

Tennessee:
Memphis	18	—
Nashville	5	—

Total Tennessee	23	—

Georgia:
Atlanta	11	—
Savannah	4	—
Columbus	2	—

Total Georgia	17	—

Louisiana:
New Orleans	9	—
Baton Rouge	3	—
Other	8	—

Total Louisiana	20	—

(Continued on Next Page)

	Number of Locations

	Cash
	America (a)	Cashland

Oklahoma:
Oklahoma City	11	—
Tulsa	4	—

Total Oklahoma	15	—

Missouri:
Kansas City	11	—
St. Louis	5	—

Total Missouri	16	—

Indiana:
Indianapolis	9	—
Fort Wayne	3	—
Clarksville	1	—

Total Indiana	13	—

North Carolina:
Charlotte	6	—
Greensboro/Winston Salem	3	—
High Point	1	—

Total North Carolina	10	—

Alabama:
Mobile	4	—
Birmingham	4	—
Montgomery	1	—

Total Alabama	9	—

Kentucky:
Louisville	9	1
Other	—	10

Total Kentucky	9	11

Illinois:
Chicago	9	—
Aurora	1	—

Total Illinois	10	—

South Carolina:
Charleston	3	—
Greenville	3	—

Total South Carolina	6	—

Utah:
Salt Lake City	7	—

Ohio:
Dayton	—	8
Toledo	—	6
Cincinnati	6	5
Other	—	109

Total Ohio	6	128

(Continued on Next Page)

	Number of Locations

	Cash
	America (a)	Cashland

Colorado:
Colorado Springs	3	—
Denver	1	—
Pueblo	1	—

Total Colorado	5	—

Total United States	416	139

United Kingdom:
London	30	—
Other	27	—

Total United Kingdom	57	—

Sweden:
Stockholm	5	—
Other	7	—

Total Sweden	12	—

	485	139

(a)	Includes 20 locations that offer only the cash advance product.

     The Company considers its equipment, furniture and fixtures and owned buildings to be in good condition. The Company has its own construction supervisors who engage local contractors to selectively remodel and upgrade its domestic lending facilities throughout the year.

     The Company’s leases typically require the Company to pay all maintenance costs, insurance costs and property taxes. For additional information concerning the Company’s leases, see Note 10 of “Notes to Consolidated Financial Statements.”

ITEM 3. LEGAL PROCEEDINGS

     The Company is a defendant in certain lawsuits encountered in the ordinary course of its business. Certain of these matters are covered to an extent by insurance. In the opinion of management, the resolution of these matters will not have a material adverse effect on the Company’s financial position, results of operations or liquidity.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to the Company’s security holders during the fourth quarter ended December 31, 2003.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The New York Stock Exchange is the principal exchange on which Cash America International, Inc. common stock is traded. There were 510 stockholders of record (not including individual participants in security listings) as of February 4, 2004. The high, low and closing sales prices of common stock as quoted on the composite tape of the New York Stock Exchange and cash dividend declared per share during 2003 and 2002 were as follows:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

2003
High	$9.99	$13.50	$18.49	$21.50
Low	8.08	9.29	13.10	16.32
Close	9.48	13.22	16.40	21.18
Cash dividend declared per share	0.0125	0.0175	0.0175	0.0175
2002
High	$9.05	$10.33	$9.15	$9.87
Low	6.92	7.55	6.50	7.32
Close	8.80	9.20	8.19	9.52
Cash dividend declared per share	0.0125	0.0125	0.0125	0.0125

ITEM 6. SELECTED FINANCIAL DATA

Five-Year Summary of Selected Financial Data (Unaudited)

(Dollars in thousands, except per share data)

	Year Ended December 31,

	2003		2002		2001		2000		1999

Statement of Operations Data (a)
Total revenue	$437,677		$387,843		$355,929		$346,360		$362,895
Income from operations	$54,299		$38,040		$30,605		$29,715		$34,746
Income from continuing operations before income taxes (b)	$46,134		$28,902		$20,429		$10,832		$13,264
Income from continuing operations (b)	$30,036		$18,509		$12,725		$701		$3,947
Income from continuing operations per share:
Basic	$1.17		$0.76		$0.52		$0.03		$0.16
Diluted	$1.13		$0.75		$0.51		$0.03		$0.15
Dividends declared per share	$0.07		$0.05		$0.05		$0.05		$0.05
Weighted average shares:
Basic	25,586		24,424		24,643		25,461		25,346
Diluted	26,688		24,841		24,963		25,817		26,229
Balance Sheet Data at Year End (a)
Pawn loans	$141,871		$127,388		$116,590		$117,982		$125,349
Cash advances, net	$28,346		$2,210		$1,695		$811		$—
Merchandise held for disposition, net	$56,120		$54,444		$63,392		$58,817		$64,419
Working capital	$232,215		$179,525		$174,571		$190,311		$208,419
Total assets	$489,532		$376,478		$382,890		$378,233		$417,623
Total debt	$160,680		$148,702		$171,782		$170,464		$202,366
Stockholders’ equity	$276,493		$192,335		$168,431		$178,458		$186,940
Ratio Data at Year End
Current ratio	5.4	x	5.1	x	4.5	x	6.9	x	7.5	x
Debt to equity ratio	58.1%		77.3%		102.0%		95.5%		108.3%
Owned and Franchised Locations at Year End
Pawn lending operations (c)	493		470		473		479		477
Cash advance operations (d)	135		—		—		—		—
Check cashing operations (e)	135		135		134		132		137

Total	763		605		607		611		614

(a)	In September 2001, the Company announced plans to exit the rent-to-own business. The amounts for the years 1999 through 2001 have been reclassified to reflect the rent-to-own business as discontinued operations.

(b)	See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for amounts related to gain from disposal of assets for 2003 and details of discontinued operations.

(c)	Includes 19 cash advance only locations in 2003 and 2 cash advance only locations in 2002.

(d)	Cashland locations only.

(e)	Mr. Payroll locations only.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The Company is a provider of specialty financial services to individuals in the United States, United Kingdom and Sweden. The Company offers secured non-recourse loans, commonly referred to as pawn loans, to individuals through its pawn lending operations. The pawn loan portfolio generates finance and service charges revenue. A related activity of the pawn lending operations is the disposition of merchandise, primarily collateral from unredeemed pawn loans. As an alternative to a pawn loan, the Company offers unsecured cash advances in selected lending locations and on behalf of a third-party bank in other locations. The Company also provides check cashing and related money services through its consumer finance centers and its franchised and company-owned check cashing centers.

     Effective August 1, 2003, the Company, through its wholly-owned subsidiary, Cashland Financial Services, Inc. (“Cashland”), completed the purchase of substantially all of the assets of Cashland, Inc., a privately-owned consumer finance company based in Dayton, Ohio. The aggregate purchase consideration and costs totaled $50.5 million, which consisted of $32.0 million in cash, 1.5 million shares of the Company’s stock valued at $16.8 million and acquisition costs of $1.7 million. The terms of the purchase included the potential for additional consideration to be paid based on the earnings performance of Cashland during the twelve months ending June 30, 2004. On February 2, 2004, the parties amended the purchase agreement to eliminate that provision and to provide instead for the Company to make a final payment of additional consideration in the amount of $5.4 million. The payment consisted of $2.9 million in cash and a subordinated note for $2.5 million. See Notes 3 and 22 of Notes to Consolidated Financial Statements.

     As of December 31, 2003, the Company’s pawn lending operations consisted of 474 pawnshops, including 398 owned units and 7 unconsolidated franchised units in 17 states in the United States, 57 units in the United Kingdom, and 12 units in Sweden. The foreign operations consist primarily of jewelry-only lending units. For the three years ended December 31, 2003, the Company acquired 24 operating units, established 7 locations, and combined or closed 27 locations for a net increase in owned pawn lending units of 4. In addition, 1 franchise unit was opened and 10 were either terminated or converted to Company-owned locations. At December 31, 2003, the Company’s U.S. pawn lending operations also owned and operated 19 locations that offer only the cash advance product under the brand name Cash America Payday Advance.

     As of December 31, 2003, Cashland owned and operated 135 consumer finance centers that offer cash advances, check cashing and related money services in 2 states, including 14 locations that Cashland established since its acquisition.

     As of December 31, 2003, Mr. Payroll operated 129 franchised and 6 company owned check cashing centers in 20 states.

     In September 2001, the Company announced plans to exit the rent-to-own business in order to focus on its core business of lending activities. In June 2002, the Company sold the remaining assets of its “Rent-A-Tire” rent-to-own business. Accordingly, the revenues, costs and expenses, assets, and cash flows of Rent-A-Tire have been segregated in the Consolidated Balance Sheets, Consolidated Statements of Operations and Consolidated Statements of Cash Flows. The net operating results, net assets and net cash flows of this business segment have been reported as “Discontinued Operations” in the accompanying consolidated financial statements. See Note 17 of Notes to Consolidated Financial Statements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     Management’s Discussion and Analysis of Financial Condition and Results of Operations is based on the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, merchandise held for disposition, allowance for losses on cash advances, long-lived and intangible assets, income taxes, contingencies and litigation. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. The development and selection of the critical accounting policies and the related disclosures below have been reviewed with the Audit Committee of the Board of Directors.

     Management believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

     Finance and service charges revenue recognition. The Company accrues finance and service charges revenue only on those pawn loans that the Company deems collectible based on historical loan redemption statistics. Pawn loans written during each calendar month are aggregated and tracked for performance. Loan transactions may conclude based upon redemption, renewal, or forfeiture of the loan collateral. The gathering of this empirical data allows the Company to analyze the characteristics of its outstanding pawn loan portfolio and estimate the probability of collection of finance and service charges. In the event the future actual performance of the loan portfolio differs significantly (positively or negatively) from expectations, revenue for the next reporting period would be likewise affected.

     Due to the short-term nature of pawn loans, the Company is able to quickly identify performance trends. For 2003, $128.2 million, or 99.1%, of recorded finance and service charges represented cash collected from customers and the remaining $1.1 million, or 0.9%, represented an increase in the finance and service charges receivable during the year. At the end of the current year and based on the revenue recognition method described above, the Company had accrued $23.6 million of finance and service charges receivable. Assuming the year-end accrual of finance and service charges revenue was over estimated by 10%, finance and service charges revenue would decrease by $2.4 million in 2004 and net income would decrease by $1.5 million. Some or all of the decrease would be offset through the disposition of the related forfeited loan collateral.

Merchandise held for disposition. Merchandise held for disposition consists primarily of forfeited collateral from pawn loans not repaid. The carrying value of the forfeited collateral is stated at the lower of cost (cash amount loaned) or market. Management provides an allowance for shrinkage and valuation based on its evaluation of the merchandise. Because pawn loans are made without the borrower’s personal liability, the Company does not investigate the creditworthiness of the borrower, but evaluates the pledged personal property as a basis for its lending decision. The amount the Company is willing to finance is typically based on a percentage of the pledged personal property’s estimated disposition value. The sources for the Company’s determination of the estimated disposition value are numerous and include the Company’s automated product valuation system as well as catalogues, “blue books”, newspapers, internet research and previous experience with similar items. The Company performs a physical count of its merchandise in each location on a cyclical basis and reviews the composition of inventory by category and age in order to assess the adequacy of the allowance, which was $1.4 million, representing 2.5% of the balance of merchandise held for disposition at December 31, 2003. Adverse changes in the disposition value of the Company’s merchandise may result in the need to increase the valuation allowance.

Allowance for losses on cash advances. The Company maintains an allowance for losses on cash advances (including fees and interest) at a level estimated to be adequate to absorb credit losses in the outstanding combined cash advance portfolio. The Company’s cash advance product primarily services a customer base of non-prime borrowers. These advances are typically offered for a term of 7 to 45 days. Cash advances written during each calendar month are aggregated and tracked to develop a performance history. The Company stratifies the outstanding portfolio by age, delinquency and stage of collection when assessing the adequacy of the allowance for losses. Current portfolio performance and collection history are utilized to develop expected loss rates which are used for the establishment of the allowance. Increased defaults and credit losses may occur during a national or regional economic downturn, or could occur for other reasons, resulting in the need to increase the allowance. Unlike pawn loans, cash advances are unsecured, and the performance of the portfolio depends on the Company’s ability to manage the default rate and collect on defaulted loans. The Company believes it effectively manages the risks inherent in this product by using a credit scoring system, maintaining a customer database of performance and by closely monitoring the performance of the portfolio. Any remaining unpaid balance of a cash advance is charged off once it becomes 60 days past due, or sooner if deemed uncollectible. At December 31, 2003, allowance for losses on cash advances was $3.4 million, representing 10.2% of the combined cash advance portfolio.

     During fiscal year 2003, the cash advance loss provision for the combined cash advance portfolio, which increases the allowance for loan losses, was $10.8 million and reflects 3.6% of gross combined cash advances written by the Company and a third-party bank. Assuming future loss rates increased, or decreased, by 10% (0.36%) for 2004, the cash advance loss provision would increase, or decrease, by $1.1 million and net income would decrease, or increase, by $0.7 million, assuming the same volume of cash advances written in 2003.

Valuation of long-lived and intangible assets. The Company assesses the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Intangible assets having an indefinite useful life are tested for impairment annually, or more frequently if events or changes in circumstances indicate that the assets might be impaired. Factors considered important which could trigger an impairment review include significant underperformance relative to expected historical or projected future cash flows, significant changes in the manner of use of the acquired assets or the strategy for the overall business, and significant negative industry trends. When management determines that the carrying value of long-lived and intangible assets may not be recoverable, impairment is measured based on the excess of the assets’ carrying value over the estimated fair value.

Income Taxes. As part of the process of preparing the consolidated financial statements, the Company is required to estimate income taxes in each of the jurisdictions in which it operates. This process involves estimating the actual current tax exposure together with assessing temporary differences in recognition of income for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within the Company’s consolidated balance sheet. Management must then assess the likelihood that the deferred tax assets will be recovered from future taxable income and, to the extent it believes that recovery is not likely, it must establish a valuation allowance. An expense, or benefit, must be included within the tax provision in the statement of operations for any increase, or decrease, in the valuation allowance for a given period.

     Management judgment is required in determining the provision for income taxes, the deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets. The Company has recorded a valuation allowance of $7.2 million as of December 31, 2003, due to uncertainties related to the ability to utilize the deferred tax assets resulting from capital losses. The valuation allowance is based on Company estimates of capital gains expected to be recognized during the period over which the capital losses may be used to offset such gains. In the event that the Company determined that it would not be able to realize all or part of its other net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to provision for income taxes in the period that such determination was made. Likewise, should the Company determine that it would be able to realize its deferred tax assets in the future in excess of the net recorded amount, an adjustment to the deferred tax assets would reduce the provision for income taxes in the period that such determination was made.

RESULTS OF OPERATIONS

     The following table sets forth the components of consolidated statements of operations as a percentage of total revenue for the periods indicated.

	Year Ended December 31,

	2003	2002	2001

Revenue
Finance and service charges	29.5%	30.5%	32.0%
Proceeds from disposition of merchandise	58.2	63.4	65.1
Cash advance fees	10.7	4.9	1.7
Check cashing royalties and fees	1.6	1.2	1.2

Total Revenue	100.0	100.0	100.0
Cost of Revenue
Disposed merchandise	36.6	41.4	42.4

Net Revenue	63.4	58.6	57.6

Expenses
Operations	36.3	35.6	36.4
Cash advance loss provision	2.4	1.7	0.7
Administration	8.6	7.6	7.2
Depreciation and amortization	3.7	3.9	4.7

Total Expenses	51.0	48.8	49.0

Income from Operations	12.4	9.8	8.6
Interest expense, net	2.1	2.3	2.7
Loss from derivative valuation fluctuations	—	—	0.1
Gain from disposal of asset	(0.2)	—	—

Income from Continuing Operations before Income Taxes	10.5	7.5	5.8
Provision for income taxes	3.6	2.7	2.2

Income from Continuing Operations	6.9%	4.8%	3.6%

     The following table sets forth certain selected consolidated financial and non-financial data as of December 31, 2003, 2002 and 2001, and for each of the three years then ended ($ in thousands).

	Year Ended December 31,

	2003		2002		2001

PAWN LENDING OPERATIONS:
Pawn loans
Annualized yield on pawn loans	97.1%		99.5%		97.9%
Total amount of pawn loans written	$441,008		$408,467		$403,724
Average pawn loan balance outstanding	$133,207		$118,871		$116,368
Average pawn loan balance per average location in operation	$291		$260		$253
Average pawn loan amount at end of year (not in thousands)	$117		$107		$99
Profit margin on disposition of merchandise as a percentage of proceeds from disposition of merchandise	37.2%		34.6%		34.9%
Average annualized merchandise turnover	3.0	x	2.9	x	2.6	x
Average balance of merchandise held for disposition per average location in operation	$118		$123		$128
Pawnshop locations in operation –
Beginning of year, owned	455		460		463
Acquired	15		4		5
Start-ups	4		1		2
Combined or closed	(7)		(10)		(10)
End of year, owned	467		455		460
Franchise locations at end of year	7		13		13
Total pawnshop locations at end of year	474		468		473
Average number of owned pawnshop locations in operation	458		457		460
Cash advances
Total amount of cash advances written (a)	$181,830		$123,705		$49,003
Number of cash advances written (not in thousands) (a)	612,215		435,160		188,102
Average amount per cash advance (not in thousands) (a)	$297		$284		$261
Combined cash advances outstanding (a)	$15,042		$12,139		$6,763
Cash advances outstanding per location at end of year (a)	$37		$31		$18
Cash advances outstanding before allowance for losses (b)	$13,178		$3,958		$2,406
Locations offering cash advances at end of year:
Pawnshops	390		389		386
Cash advance units	19		2		—
Total	409		391		386
Average number of locations offering cash advances	395		390		373
CASH ADVANCE OPERATIONS (Cashland) (c):
Total amount of cash advances written	$118,688		$—		$—
Number of cash advances written (not in thousands)	353,245		—		—
Average cash advance amount (not in thousands)	$336		$—		$—
Cash advances outstanding per location at end of year	$138		$—		$—
Cash advances outstanding before allowance for losses	$18,615		$—		$—
Cash advance locations in operation –
Beginning of year	—		—		—
Acquired	121		—		—
Start-ups	14		—		—
End of year	135		—		—
Average number of locations in operation for the period	130		—		—

(Continued on Next Page)

	Year Ended December 31,

	2003	2002	2001

CHECK CASHING OPERATIONS (Mr. Payroll):
Face amount of checks cashed	$1,089,364	$1,041,434	$976,132
Gross fees collected	$15,266	$14,708	$13,528
Fees as a percentage of checks cashed	1.4%	1.4%	1.4%
Average check cashed (not in thousands)	$358	$349	$337
Centers in operation at end of year	135	135	134
Average centers in operation for the year	136	135	135

(a)	Includes cash advances made by the Company and cash advances made by third-party banks offered at the Company’s locations.

(b)	Amounts recorded in the Company’s consolidated financial statements.

(c)	For the period from date of acquisition, August 1, 2003, to December 31, 2003.

OVERVIEW

Components of Consolidated Net Revenue. Consolidated net revenue is total revenue reduced by the cost of merchandise sold in the period. It represents the income available to satisfy expenses and is the measure management uses to evaluate top line performance. The following graphs show consolidated net revenue and depict the mix of the components of net revenue for the years ended December 31, 2003, 2002 and 2001:

Contribution to Increase in Net Revenue. The growth in cash advance fees due to higher balances and the addition of new units has increased the comparative contribution from this product to the consolidated net revenue of the Company over the last two years. While the percentage contribution from cash advance fees as a percent of net revenue has increased over the last two years, the relative percentage contribution from cash advance fees to the year over year increase in net revenue has waned, as net revenue growth from pawn related activities has increased. Pawn related net revenue in the aggregate, combined finance and service charges and profit from the disposition of merchandise, rose from 39.3% to 40.4% of the increase in net revenue. Check cashing royalties and fees increased to 4.4% of the increase in net revenue which also reduced the relative contribution of cash advance fees in 2003. This trend is depicted in the following graphs:

Year Ended 2003 Compared to Year Ended 2002

Consolidated Net Revenue. Consolidated net revenue is total revenue reduced by the cost of merchandise sold in the period. It represents the income available to satisfy expenses and is the measure management uses to evaluate top line performance. Consolidated net revenue increased $50.6 million, or 22.3%, to $277.7 million during 2003 from $227.1 million during 2002. The following table sets forth 2003 and 2002 net revenue by operating segment ($ in millions):

			Increase/
	2003	2002	(decrease)

Domestic pawn lending operations	$217.6	$194.9	$22.7	11.6%
Foreign pawn lending operations	36.5	28.7	7.8	27.2
Cash advance operations	20.0	—	20.0	—
Check cashing operations	3.6	3.5	0.1	2.9

Consolidated net revenue	$277.7	$227.1	$50.6	22.3%

     The increase in consolidated net revenue was partially due to the consolidation of the operating results of Cashland beginning August 1, 2003. Excluding the impact of Cashland, net revenue for 2003 was up $30.6 million, or 13.5%, compared to 2002. The Company’s domestic lending operations contributed the majority of the increase in consolidated net revenue excluding Cashland. Higher revenue from the Company’s cash advance product, higher finance and service charges from pawn loans, and higher profit from the disposition of merchandise accounted for the increase in net revenue. The Company’s foreign operations also contributed to the increase in consolidated net revenue primarily due to the favorable impact of currency translation, increased average pawn loan balance and the number of pawn loans outstanding.

     The components of net revenue are finance and service charges from pawn loans, which increased $11.0 million; profit from the disposition of merchandise, which increased $9.4 million; cash advance fees, which increased $27.9 million; and check cashing royalties and fees, which increased $2.3 million. Management believes that the trend of higher cash advance fees and higher finance and service charges on pawn loans will continue during 2004 as a result of the expected continuation of increased demand for these products, due to the higher balances of cash advances and pawn loans at year end 2003 compared to year end 2002 and the addition of new lending locations in 2004.

Finance and Service Charges. The following is a summary of finance and service charges related to pawn loans by operating segment for 2003 and 2002 ($ in millions):

	2003	2002	Increase/ (decrease)

Domestic pawn lending operations	$100.7	$94.5	$6.2	6.6%
Foreign pawn lending operations	28.6	23.8	4.8	20.2

Total finance and service charges	$129.3	$118.3	$11.0	9.3%

     Variations in finance and service charges on pawn loans are caused by changes in the average balance of pawn loans outstanding, the annualized yield of the pawn loan portfolio, and the effects of translation of foreign currency amounts into United States dollars. The following table demonstrates how each of these factors affected the total change in finance and service charges on pawn loans for 2003 compared to 2002 ($ in millions):

			Total
	Average		Before
	Balance	Loan	Foreign	Foreign
	Outstanding	Yield	Translation	Translation	Total

Domestic pawn lending operations	$4.3	$1.9	$6.2	$—	$6.2
Foreign pawn lending operations	2.6	(0.9)	1.7	3.1	4.8

Total	$6.9	$1.0	$7.9	$3.1	$11.0

     Excluding the favorable impact of foreign currency translation, the company-wide average balance of pawn loans outstanding was 6.8% higher during 2003 than 2002. On a segment basis, the average balances of pawn loans were 4.6% and 10.4% higher for the domestic and foreign pawn lending operations, respectively. The increase in the average balance of domestic pawn loans outstanding was driven by a 3.5% increase in the average number of pawn loans outstanding during 2003 coupled with a 3.2% increase in the average amount per loan. Management believes the higher average domestic loan balance outstanding is partially attributable to adverse trends in the U.S. economy, which were conducive to an increase in loan demand. As management expected, during the third quarter of 2003, the domestic operations experienced a slow down in the rate of growth of pawn loan balances due to the advance child tax credit payments distributed by the Internal Revenue Service to certain customers. Management believes that customers may have used these proceeds to repay loans and/or reduce demand for loans in that quarter. Domestic pawn loan balances at December 31, 2003 were $81.2 million, or 3.2% higher than at December 31, 2002. Management expects this trend of higher demand for pawn loans to continue during 2004 based on the same factors that led to higher balances in 2003. In the Company’s foreign operations, the average balance of pawn loans outstanding denominated in their local currencies increased 13.5% and 5.5% in the United Kingdom and Sweden, respectively. The average number of pawn loans outstanding in the United Kingdom and Sweden increased 7.7% and 0.8%, respectively. Average amounts per loan denominated in their local currencies were higher for both the United Kingdom and Sweden by 5.4% and 4.7%, respectively.

     Excluding the favorable impact of foreign currency translation, the consolidated annualized loan yield, which represents the blended result derived from the distinctive loan yields realized from operations in the three countries, was 99.4% in 2003, compared to 99.5% in 2002. Domestic annualized loan yield increased to 128.4% for 2003, compared to 126.0% for 2002. Improved performance of the pawn loan portfolio, including higher redemption rates and a slightly higher concentration of extended or renewed loans in the portfolio, contributed to the higher domestic yield. The blended yield on average foreign pawn loans outstanding decreased to 52.5% in 2003 compared to 54.2% in 2002. The decrease in the blended foreign yield was caused by lower loan redemption rates in both the United Kingdom and Sweden.

     Favorable currency translation adjustments contributed $3.1 million to the increase in foreign source finance and service charges in 2003 as compared to 2002, as the British pound and Swedish kronor were stronger relative to the United States dollar. The weighted average exchange rates used to translate local currency earnings into dollars for the pound and kronor were 8.7% and 19.8% higher, respectively, during 2003 as compared to 2002.

Profit from the Disposition of Merchandise. Profit from the disposition of merchandise represents the proceeds received from the disposition of merchandise in excess of the cost of disposed merchandise. The following table summarizes, by operating segment, the proceeds from the disposition of merchandise and the related profit for 2003 as compared to 2002 ($ in millions):

	Year Ended December 31,

	2003			2002

	Merchan-	Refined		Merchan-	Refined
	dise	Gold	Total	dise	Gold	Total

Proceeds from disposition:
Domestic	$202.3	$33.7	$236.0	$206.8	$26.6	$233.4
Foreign	14.6	4.0	18.6	10.4	2.1	12.5

Total proceeds	$216.9	$37.7	$254.6	$217.2	$28.7	$245.9

Profit on disposition	$84.7	$9.9	$94.6	$80.4	$4.8	$85.2

Consolidated profit margin	39.0%	26.3%	37.2%	37.0%	16.7%	34.6%
Profit margin – Domestic	39.0%	28.4%	37.5%	37.0%	17.8%	34.8%
Profit margin – Foreign	38.9%	8.8%	32.4%	36.3%	5.1%	31.1%

     Profit from the disposition of merchandise increased $9.4 million, or 11.0%, due to higher profit margins on the disposition of merchandise (from 34.6% in 2002 to 37.2% in 2003) and a 3.5% increase in total proceeds from the disposition of merchandise. Excluding the effect of the disposition of refined gold, the profit margin on the disposition of merchandise increased to 39.0% in 2003 from 37.0% in 2002 due predominately to lower levels of aged merchandise and the lower average cost of merchandise sold. The profit margin on the disposition of refined gold was 26.3% in 2003 compared to 16.7% in 2002 due to the prevailing higher market prices of refined gold in 2003 than in 2002. Proceeds from disposition of merchandise, excluding refined gold, decreased $0.3 million for the year due to lower average balances of merchandise available for disposition. Proceeds from disposition of refined gold increased $9.0 million, or 31.4%, due to higher market prices for gold and an increase in the volume of refined gold sold. The consolidated merchandise turnover rate increased to 3.0 times during 2003 from 2.9 times during 2002.

     Management anticipates that profit margin on the disposition of merchandise in the near term is likely to improve slightly, due to the low level of merchandise available for disposition and the expectation that the prevailing market price of gold will not deteriorate.

Cash Advance Fees. Cash advance fees increased $27.9 million to $47.0 million in 2003 as compared to $19.1 million in 2002, an increase of 146.1%. The increase was primarily due to the addition of the operating results of Cashland beginning August 1, 2003. Excluding the impact of Cashland, cash advance fees for 2003 were $28.3 million, up $9.2 million, or 48.2%, due to higher average cash advance balances outstanding during 2003 resulting from higher demand for the cash advance product. The Company introduced cash advances to its broad group of locations in 2000. The product was available in 544 U.S. lending locations, which included 390 Cash America pawnshops, 19 Cash America cash advance centers and 135 Cashland consumer finance centers at December 31, 2003. This included 304 units that offer the product on behalf of a third-party bank for which the Company performs administrative services. Cash advance fees include revenue from the cash advance portfolio owned by the Company and fees for administrative services performed for the bank. During the first quarter of 2003, the Company terminated its relationship with the national bank that had offered this product in many of its stores and entered into an agreement with a state chartered bank to offer the product in those stores. See further discussion in Note 4 of Notes to Consolidated Financial Statements. (Although cash advance transactions may take the form of loans or deferred check deposit transactions, the transactions are referred to throughout this discussion as “cash advances” for convenience.)

     Excluding the cash advance activities of Cashland, the amount of cash advances written increased $58.1 million, or 47.0% to $181.8 million in 2003 from $123.7 million in 2002. Included in the amount of cash advances written in 2003 and 2002 were $157.5 million and $106.1 million, respectively, extended to customers by the bank. The average amount per cash advance increased to $297 from $284. The combined Company and bank portfolio of cash advances generated $32.5 million in revenue during 2003 compared to $21.7 million in 2002. The outstanding combined portfolio balance of cash advances increased $2.9 million to $15.0 million at December 31, 2003 from $12.1 million at December 31, 2002. Included in these amounts are $13.2 million and $4.0 million for 2003 and 2002, respectively, that are included in the Company’s consolidated balance sheets. An allowance for losses of $1.5 million and $1.7 million has been provided in the consolidated financial statements for December 31, 2003 and 2002, respectively, which offsets the outstanding cash advance amounts from these activities.

     The amount of cash advances written by Cashland for the period from August 1, 2003 through December 31, 2003 was $118.7 million. The average amount per cash advance was $336. Cashland generated cash advance fees of $18.7 million during the five month period. At December 31, 2003, the Company’s consolidated balance sheet included an outstanding portfolio of $16.7 million, net of an allowance for losses of $1.9 million, related to activities of Cashland.

     Management anticipates continued growth in cash advance fees in 2004 due to increased consumer awareness and demand for the cash advance product, higher outstanding balances at year end 2003 compared to year end 2002, and the growth of balances from new units opened in 2003 and expected to be opened in 2004.

Check Cashing Royalties and Fees. Check cashing fees for the United Kingdom operations increased 85.3% to $1.9 million in 2003, while check cashing revenue for Mr. Payroll increased $0.1 million in 2003. Check cashing revenue for Cashland for the period from August 1, 2003 through December 31, 2003 was $1.4 million.

Operations and Administration Expenses. Consolidated operations and administration expenses, as a percentage of total revenue, were 44.9% in 2003 compared to 43.2% in 2002. These expenses increased $29.0 million, or 17.3%, in 2003 compared to 2002. Domestic pawn lending expenses increased $12.0 million, or 8.0%, as a result of higher expenses related to the cash advance product, including advertising and the establishment of 17 new locations and increased incentive expenses associated with the improvement in operating results. Slightly higher staffing levels also contributed to the increase in domestic pawn lending operating expenses. The addition of Cashland beginning August 1, 2003 contributed $11.7 million of the increase. Foreign pawn lending operations expenses increased $5.1 million, or 31.6%, primarily due to an increase in the number of locations in the United Kingdom and Sweden. Mr. Payroll’s expenses increased $0.2 million.

     As a multi-unit operator in the consumer finance industry, the Company’s operations and administration expenses are predominately related to personnel and occupancy expenses. Personnel expenses include base salary and wages, performance incentives, and benefits. Occupancy expenses include rent, property taxes and insurance, utilities, and maintenance. The combination of personnel and occupancy expenses represents 83.3% of total operations and administration expenses in 2003 and 84.9% in 2002. The comparison is as follows (dollars in millions):

		% of		% of
	2003	Revenue	2002	Revenue

Personnel	$117.2	26.8%	$100.7	26.0%
Occupancy	46.5	10.6	41.5	10.7
Other	32.8	7.5	25.3	6.5

Total	$196.5	44.9%	$167.5	43.2%

     Of the $16.5 million, or 16.4%, increase in personnel expense, $6.2 million is attributable to the addition of Cashland in August 2003. The balance of the increase is due to pawn lending unit additions during the year, higher incentive expenses as a result of the improved operating results, an increase in staffing levels, and normal recurring salary adjustments. Of the $5.0 million, or 12.1%, increase in occupancy expenses, $2.4 million is due to the addition of Cashland. The balance of the increase is primarily due to unit additions.

Cash Advance Loss Provision. The Company maintains an allowance for losses on cash advances at a level projected to be adequate to absorb credit losses inherent in the outstanding combined cash advance portfolio. The cash advance loss provision is utilized to increase the allowance carried against the outstanding combined cash advance portfolio. The cash advance loss provision increased $4.1 million to $10.8 million in 2003, compared to $6.7 million in 2002, principally due to the acquisition of Cashland at August 1, 2003 and the significant increase in the size of the portfolio. Cashland provided $3.9 million of the 2003 loss provision. The loss provision as a percentage of cash advance fees decreased to 22.9% in the current year from 35.0% in the prior year. The decrease in the loss provision as a percentage of cash advance fees is due to lower loss rates experienced by the Company in the current year compared to the prior year. The Company continued to improve its collection performance in 2003. Also, the addition of Cashland for a partial year reduced the percentage of loss provision to cash advance fees due to their lower loss experience. The loss provision as a percentage of cash advance fees would have been 24.1% for the current year without Cashland. See Note 4 of Notes to Consolidated Financial Statements.

Depreciation and Amortization. Depreciation and amortization expense as a percentage of total revenue was 3.7% in 2003 compared to 3.9% in 2002. Total depreciation and amortization expenses increased $1.2 million, or 7.9%, primarily due to the addition of Cashland beginning in August 2003.

Interest Expense, Net. Net interest expense as a percentage of total revenue declined to 2.1% in 2003 from 2.3% in 2002. Interest expense increased a net $0.2 million, or 2.4%, to $9.2 million in 2003 as compared to $9.0 million in 2002. The increase was due to an increase in debt levels for the acquisition of Cashland on August 1, 2003 and was partially offset by the effect of lower interest rates on floating rate debt and lower debt balances outstanding prior to the acquisition of Cashland. The Company obtained cash of $32.0 million for the acquisition of Cashland through the expansion of its U.S. line of credit from $90.0 million to $135.0 million. The effective blended borrowing cost was 5.7% in 2003 and 5.5% in 2002. The slight increase in blended borrowing cost was partially due to the Company’s issuance of $42.5 million of long-term fixed rate notes in July 2002 that replaced lower cost floating rate debt. The elimination of interest income from notes receivable repaid during 2003 also increased net interest expense. The average amount of debt outstanding decreased during 2003 to $160.1 million from $164.0 million during 2002.

Loss from Derivative Valuation Fluctuations. There were no adjustments to the fair value of interest rate cap agreements during 2003, as compared to a loss of $0.2 million in 2002. See Note 13 of Notes to Consolidated Financial Statements.

Gain from Disposal of Asset. During 2003, the Company sold real estate that was being held for investment purposes following the reconstruction of the corporate headquarters. The Company received cash proceeds of $1.6 million and realized a gain of $1.0 million.

Income Taxes. The Company’s effective tax rate for 2003 was 34.9% as compared to 36.0% for 2002. The Company’s consolidated effective tax rate for 2003 was affected by a reduction in the deferred tax valuation allowance for capital losses as a result of the recognition of the capital gain from the sale of real estate held for investment. The effective tax rate for the current period would have been 36.0% excluding the gain and the related tax effect.

Income from Continuing Operations. Income from continuing operations was $30.0 million and $18.5 million for 2003 and 2002, respectively. Diluted income from continuing operations per share was $1.13 for 2003, as compared to $0.75 for 2002.

     Supplemental information regarding the effects of non-operating items is as follows (in millions, except per share amounts):

	2003	2002	Increase

Income from continuing operations before income taxes	$46.1	$28.9	59.5%
Less unusual items –
Gain from disposal of asset	1.0	—	—

Income from continuing operations before unusual items and income taxes	$45.1	$28.9	56.1%

Income from continuing operations after tax excluding unusual items	$28.9	$18.5	56.2%

Income from continuing operations after tax excluding unusual items per share – Diluted	$1.08	$0.75	44.0%

Year Ended 2002 Compared to Year Ended 2001

Consolidated Net Revenue. Consolidated net revenue increased $22.2 million, or 10.8%, to $227.1 million during 2002 from $204.9 million during 2001. The following table sets forth 2002 and 2001 net revenue results by operating segment ($ in millions):

	2002	2001	Increase

Domestic pawn lending operations	$194.9	$177.0	$17.9	10.1%
Foreign pawn lending operations	28.7	24.5	4.2	17.1
Check cashing operations	3.5	3.4	0.1	2.9

Consolidated net revenue	$227.1	$204.9	$22.2	10.8%

     The components of net revenue are finance and service charges from pawn loans, which increased $4.4 million; net revenue from the disposition of merchandise, which increased $4.3 million; cash advance fees, which increased $13.1 million; and check cashing royalties and fees, which increased $0.4 million.

Finance and Service Charges. The following is a summary of finance and service charges related to pawn loans by operating segment for 2002 and 2001 ($ in millions):

	2002	2001	Increase

Domestic pawn lending operations	$94.5	$92.7	$1.8	1.9%
Foreign pawn lending operations	23.8	21.2	2.6	12.3

Total finance and service charges	$118.3	$113.9	$4.4	3.9%

     The following table identifies the impact of underlying factors on the total change in finance and service charges on pawn loans ($ in millions):

			Total
	Average		Before
	Balance	Loan	Foreign	Foreign
	Outstanding	Yield	Translation	Translation	Total

Domestic pawn lending operations	$(1.4)	$3.2	$1.8	$—	$1.8
Foreign pawn lending operations	0.9	0.6	1.5	1.1	2.6

Total	$(0.5)	$3.8	$3.3	$1.1	$4.4

     Excluding the favorable impact of foreign currency translation, the consolidated average balance of pawn loans outstanding was 0.2% higher during 2002 than 2001. On a segment basis, the average balances of pawn loans were 1.5% lower and 3.5% higher for the domestic and foreign pawn lending operations, respectively. The decrease in the average balance of domestic pawn loans outstanding was driven by a 2.9% decline in the average number of pawn loans outstanding during 2002, which was partially offset by a 1.4% increase in the average amount per loan. The lower average domestic pawn loan balance outstanding is a reflection of the lower balances early in the year partially due to the interim tax refund received by all taxpayers in the third quarter of 2001 and the larger than usual per capita tax refunds believed to have been received by pawn customers during the first quarter of 2002. Management believes that this was also partly attributable to some customers choosing to satisfy their short-term borrowing needs through a cash advance instead of through a pawn loan. Strong pawn loan demand during the last two quarters of 2002 and the non-recurrence of the Internal Revenue Service’s advance tax refunds distributed in August and September of 2001 contributed to reversing the trend of lower year-over-year loan balances by the end of 2002. Domestic pawn loan balances at December 31, 2002, were $1.9 million, or 2.4% higher than at December 31, 2001. The average balance of pawn loans outstanding denominated in local currencies increased 7.6% and decreased 2.7% in the United Kingdom and Sweden, respectively. Foreign loan demand was mixed as the average number of pawn loans outstanding in the United Kingdom and Sweden increased 5.0% and decreased 6.6%, respectively. Average amounts per loan were higher for both the United Kingdom and Sweden by 2.5% and 4.2%, respectively.

     Excluding the favorable impact of foreign currency translation, the consolidated annualized loan yield, which represents the blended result derived from the distinctive loan yields realized from operations in the three countries was 100.4% in 2002, compared to 97.9% in 2001. There was an increase in the domestic annualized loan yield to 126.0% for 2002, compared to 121.8% for 2001. Improved performance of the pawn loan portfolio including higher redemption rates and slightly higher concentration of extended or renewed loans in the portfolio, contributed to the higher domestic yield. The blended yield on average foreign pawn loans outstanding increased to 54.2% in 2002, compared to 52.6% in 2001. The increase in the blended foreign yield was caused by a combination of higher loan redemption rates and higher yields on the disposition of unredeemed collateral at auction.

     Favorable currency translation adjustments contributed $1.1 million to the increase in foreign source finance and service charges in 2002 as compared to 2001, as the British pound and Swedish kronor were stronger relative to the United States dollar. The weighted average exchange rates used for translating earnings into dollars for the pound and kronor were 5.1% and 6.7% higher, respectively, during 2002 as compared to 2001.

Profit from the Disposition of Merchandise. The following table summarizes, by operating segment, the proceeds from the disposition of merchandise and the related profit for 2002 as compared to 2001 ($ in millions):

	Year Ended December 31,

	2002			2001

	Merchan-	Refined		Merchan-	Refined
	dise	Gold	Total	dise	Gold	Total

Proceeds from disposition:
Domestic	$206.8	$26.6	$233.4	$208.5	$13.5	$222.0
Foreign	10.4	2.1	12.5	8.2	1.7	9.9

Total proceeds	$217.2	$28.7	$245.9	$216.7	$15.2	$231.9

Profit on disposition	$80.4	$4.8	$85.2	$79.1	$1.8	$80.9

Consolidated profit margin	37.0%	16.7%	34.6%	36.5%	11.8%	34.9%
Profit margin – Domestic	37.0%	17.8%	34.8%	36.6%	14.8%	35.3%
Profit margin – Foreign	36.3%	5.1%	31.1%	34.0%	(13.7)%	25.9%

     Profit from the disposition of merchandise increased $4.3 million, or 5.3%, due to a 6.0% increase in total proceeds from the disposition of merchandise which was offset by a slight decline in profit margins on the disposition of merchandise from 34.9% in 2001 to 34.6% in 2002. Excluding the effect of the disposition of refined gold, the profit margin on disposition of merchandise increased to 37.0% in 2002 from 36.5% in 2001, due to a lower average cost of merchandise sold. The profit margin on disposition of refined gold was 16.7% in 2002 compared to 11.8% in 2001, due to the prevailing higher market prices of gold in 2002 than in 2001. Total proceeds from the disposition of merchandise increased $14.0 million, or 6.0%, in 2002, largely due to an increase in the disposition of refined gold. In addition, disposition of merchandise at the Company’s United Kingdom locations continued to grow as customers were introduced to this method of disposition. The consolidated merchandise turnover rate increased to 2.9 times during 2002 from 2.6 times during 2001.

Cash Advance Fees. Cash advance fees increased $13.1 million to $19.1 million in 2002 as compared to $6.0 million in 2001. The increase resulted from higher demand for the cash advance product, which generated higher outstanding balances. The product was available in 391 domestic pawn lending units at December 31, 2002, including 309 units that offered the product on behalf of the bank.

     The amount of cash advances written increased $74.7 million to $123.7 million in 2002 from $49.0 million in 2001. Included in the amount of cash advances written in 2002 and 2001 were $106.1 million and $37.4 million, respectively, extended to customers by the bank. The average amount per cash advance increased to $284 from $261. The combined Company and bank portfolios of cash advances generated $21.7 million in revenue during 2002, compared to $7.9 million in 2001. The outstanding combined portfolios of cash advances increased $5.3 million to $12.1 million at December 31, 2002 from $6.8 million at December 31, 2001. Included in these amounts are $4.0 million and $2.4 million for 2002 and 2001, respectively, that are included in the Company’s consolidated balance sheets. An allowance for losses of $1.7 million and $0.7 million has been provided in the consolidated financial statements for December 31, 2002 and 2001, respectively, which offsets the outstanding cash advance amounts.

Check Cashing Royalties and Fees. Check cashing fees for the United Kingdom increased $0.3 million, or 25.8%, in 2002, while check cashing revenue for Mr. Payroll increased $0.1 million, or 2.9%, for the same period.

Operations and Administration Expenses. Consolidated operations and administration expenses as a percentage of total revenue were 43.2% in 2002 compared to 43.6% in 2001. These expenses increased $12.0 million, or 7.8%, in 2002 compared to 2001. Domestic pawn lending expenses increased $9.7 million, largely as a result of higher health insurance costs and higher incentive expenses associated with the improvement in operating results. Foreign lending operations expenses increased $2.3 million primarily due to an increase in the number of locations and the increased focus on merchandise disposition in the United Kingdom. Mr. Payroll’s expenses remained unchanged.

Cash Advance Loss Provision. The cash advance loss provision for domestic lending operations increased $4.4 million to $6.7 million in 2002, as compared to $2.3 million in 2001 due to the significant increase in the size of the portfolio. The loss provision as a percentage of cash advance fees decreased to 35.0% in 2002 from 38.4% in 2001.

Depreciation and Amortization. Depreciation and amortization expense as a percentage of total revenue was 3.9% in 2002 compared to 4.7% in 2001. Total depreciation and amortization expense decreased $1.7 million, or 10.0%. Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). Under SFAS 142, the Company ceased amortizing all goodwill and other intangible assets that have indefinite useful lives. See Note 6 of Notes to Consolidated Financial Statements. A $3.1 million decline in amortization expense due to the adoption of SFAS 142 was partially offset by a $0.8 million increase in depreciation expense associated with the completion of the reconstruction of the Company’s corporate headquarters late in 2001, after it was severely damaged by a tornado in March 2000, and a $0.6 million increase in depreciation from other additions.

Interest Expense, Net. Net interest expense as a percentage of total revenue declined to 2.3% in 2002 from 2.7% in 2001. Interest expense decreased a net $0.7 million, or 6.8%, due to the effect of a 7.1% reduction in the Company’s average debt balance. The average amount of debt outstanding during 2002 was $164.0 million as compared to $176.4 million during 2001. The effective blended borrowing cost was 5.5% in 2002 and 2001. Improved operating performance in the United States and United Kingdom and the sale of Rent-A-Tire were factors contributing to the reduction in average debt balance.

Loss from Derivative Valuation Fluctuations. The adjustments to the estimated fair value of interest rate cap agreement during 2002 resulted in a loss of $0.2 million, as compared to a loss of $0.6 million in 2001.

Income Taxes. The Company’s effective tax rate for 2002 was 36.0% compared to 37.7% for 2001. Excluding goodwill amortization and the related tax effects, the Company’s comparable consolidated effective tax rate was 34.7% for 2001. The Company’s consolidated effective tax rate for 2002 was affected by an increase in the effective foreign tax rate and by a higher proportionate increase in domestic income, which is subject to a higher marginal tax rate.

Income from Continuing Operations. Income from continuing operations was $18.5 million and $12.7 million for 2002 and 2001, respectively. Diluted income from continuing operations per share was $0.75 for 2002, as compared to $0.51 for 2001.

Other Financial and Non-Financial Data

     The following table sets forth certain financial and non-financial data for the Company’s domestic and foreign pawn lending operations, presented in U.S. dollars, as of December 31, 2003, 2002 and 2001, and for each of the three years then ended ($ in thousands).

	2003		2002		2001

DOMESTIC PAWN LENDING OPERATIONS:
Annualized yield on pawn loans	128.4%		126.0%		121.8%
Total amount of pawn loans written	$313,264		$302,911		$308,365
Average pawn loan balance outstanding	$78,432		$74,969		$76,102
Average pawn loan balance per average location in operation	$199		$187		$187
Average pawn loan amount at end of year (not in thousands)	$86		$84		$82
Profit margin on disposition of merchandise as a percentage of proceeds from disposition of merchandise	37.5%		34.8%		35.3%
Average annualized merchandise turnover	3.1	x	2.9	x	2.6	x
Average balance of merchandise held for disposition per average location in operation	$122		$130		$138
Pawnshop locations in operation –
Beginning of year, owned	396		404		410
Acquired	7		2		2
Start-ups	1		—		2
Combined or closed	(6)		(10)		(10)
End of year, owned	398		396		404
Franchised locations at end of year	7		13		13
Total pawnshop locations at end of year	405		409		417
Average number of owned pawnshop locations in operation	394		400		406
FOREIGN PAWN LENDING OPERATIONS:
Annualized yield on pawn loans:
In U.S. dollars	52.2%		54.2%		52.6%
In local currency –
United Kingdom	57.1%		58.9%		56.9%
Sweden	45.0%		46.9%		46.4%
Total amount of pawn loans written	$127,744		$105,556		$95,359
Average pawn loan balance outstanding	$54,775		$43,902		$40,266
Average pawn loan balance per average location in operation	$856		$770		$746
Average pawn loan amount at end of year (not in thousands)	$225		$191		$161
Profit margin on disposition of merchandise as a percentage of proceeds from disposition of merchandise	32.4%		31.1%		25.9%
Average annualized merchandise turnover	2.2	x	2.2	x	2.5	x
Average balance of merchandise held for disposition per average location in operation	$90		$69		$54
Pawnshop locations in operation –
Beginning of year, owned	59		56		53
Acquired	8		2		3
Start-ups	3		1		–
Combined or closed	(1)		–		–
End of year, owned	69		59		56
Average number of owned pawnshop locations in operation	64		57		54
Currency translation rates:
Harvey & Thompson, Ltd. (U.S. dollar per British pound) –
Balance sheet data – end of year	1.7859		1.6097		1.4560
Statements of operations data – average rate for the year	1.6443		1.5133		1.4392
Svensk Pantbelåning (U.S. dollar per Swedish kronor) –
Balance sheet data – end of year	0.138900		0.115199		0.095763
Statements of operations data – average rate for the year	0.123474		0.103132		0.096687

LIQUIDITY AND CAPITAL RESOURCES

     The Company’s cash flows and other key indicators of liquidity are summarized as follows ($ in millions):

	Year Ended December 31,

	2003		2002		2001

Operating activities cash flows	$75.5		$48.2		$39.8
Investing activities cash flows:
Pawn loans	(3.4)		(4.0)		(0.6)
Cash advances	(23.6)		(7.1)		(3.2)
Acquisitions	(48.2)		(3.7)		(1.3)
Other investing activities	(17.6)		(11.3)		(31.0)
Financing activities cash flows	27.5		(28.2)		1.0
Working capital	$232.2		$179.5		$174.6
Current ratio	5.4	x	5.1	x	4.5	x
Debt/Cash flow [1]	2.3	x	2.8	x	3.6	x
Merchandise turnover	3.0	x	2.9	x	2.6	x

[1] Cash flow is defined as income from operations before depreciation and amortization.

Cash flows from operating activities. Net cash provided by operating activities of continuing operations was $75.5 million for 2003. Net cash generated from the Company’s domestic pawn lending operations, foreign pawn lending operations, cash advance operations (Cashland) and check cashing operations were $52.5 million, $10.8 million, $11.0 million and $1.2 million, respectively. The improvement in cash flows from operating activities in 2003 as compared to 2002 was due to the improvement in results of the domestic and foreign pawn lending operations as well as the addition of Cashland beginning in August 2003.

Cash flows from investing activities. An increase in the Company’s investment in pawn loans during 2003 required $3.4 million of cash. The Company’s transition from a national bank to a state chartered bank program in early 2003 and increases in balances for its cash advance product required an investment of $23.6 million in cash during 2003. The Company invested $19.2 million in property and equipment in 2003 for the establishment of 4 new pawnshops, 31 cash advance units (17 Cash America cash advance centers and 14 Cashland consumer finance centers), the remodeling of selected operating units, ongoing enhancements to the information technology infrastructure, and other property additions. During 2003, in addition to the acquisition of Cashland assets (discussed below), the Company acquired 15 pawn lending locations, 1 check cashing franchise and other earning assets for $14.5 million. During 2003, the Company sold real estate that was being held for investment purposes following the reconstruction of the corporate headquarters. The Company received cash proceeds of $1.6 million.

     The $32.0 million cash portion of the purchase price paid in the Cashland acquisition was funded by the Company’s U.S. line of credit. The terms of the purchase included the potential for additional consideration to be paid based on the future earnings performance of Cashland during the twelve months ending June 2004. On February 2, 2004, the parties amended the purchase agreement to eliminate that provision and to provide instead for the Company to make a final payment of additional consideration in the amount of $5.4 million. The payment consisted of $2.9 million in cash and a subordinated note for $2.5 million.

     Management anticipates that capital expenditures for 2004 will be approximately $15 to $20 million. These expenditures will primarily relate to the addition of up to 65 new lending locations, through the establishment of both new pawnshops and cash advance-only locations and; the acquisition of pawnshop locations; the remodeling of selected operating units; and enhancements to communications and information systems.

Cash flows from financing activities. During 2003, the Company had net borrowings of $22.6 million on bank lines of credit, of which $32.0 million was used to pay the cash portion of the purchase consideration for Cashland; $1.7 million for the payment of the Cashland acquisition costs; and $12.6 million for payments on other debt obligations. Additional uses of cash included $1.7 million for dividends paid and $2.3 million for the purchase of treasury shares. On July 24, 2002, the Company’s Board of Directors authorized management to purchase up to one million shares of its common stock in the open market and terminated the open market purchase authorization established in 2000. During 2003, the Company purchased 199,800 shares for an aggregate amount of $2.3 million under this authorization. Additional purchases may be made from time to time in the open market, and it is expected that funding will come from operating cash flow.

     In connection with the acquisition of Cashland, the Company increased the total commitment under its U.S. line of credit from $90.0 million to $135.0 million and extended the maturity date of this line of credit for an additional year to July 31, 2006. The interest rate on the line of credit varies from 1.5% to 2.25% over LIBOR, depending on the Company’s cash flow leverage ratio as defined in the credit agreement. The Company pays a fee of 0.375% per annum on the unused portion of this line of credit. The amended agreement also changed certain financial ratios that the Company has to maintain. At December 31, 2003, there was $68.1 million outstanding on this line of credit. See Note 8 of Notes to Consolidated Financial Statements.

     The Company extended its multi-currency line of credit to April 30, 2006 and increased the maximum amount to £20.0 million (approximately $35.7 million at December 31, 2003) from £15.0 million (approximately $26.8 million at December 31, 2003). Funds may be drawn in British pounds, bearing interest at the bank’s cost of funds plus a margin of 75 basis points. Funds up to the equivalent of £10.0 million may be drawn in alternative currencies, including Swedish kronor, bearing interest at the bank’s cost of funds plus a margin of 75 basis points. In the aggregate, the British pound and Swedish kronor drawings may not exceed the equivalent of £20.0 million. The Company pays a fee of 0.25% per annum on the unused portion of this line of credit. The interest rates on the British pound and Swedish kronor borrowings at December 31, 2003 were 4.56% and 3.50%, respectively. As of December 31, 2003, amounts outstanding under this line of credit were £5.3 million (approximately $9.4 million) and SEK 23.5 million (approximately $3.2 million) for an aggregate $12.6 million. The Company also extended its SEK 15.0 million line of credit (approximately $2.1 million as of December 31, 2003) with a commercial bank to mature on May 30, 2004. Interest on this line of credit is charged at the bank’s base funding rate plus 1%. There were no amounts outstanding on this line of credit as of December 31, 2003.

     The credit agreements and the senior unsecured notes require the Company to maintain certain financial ratios. The Company is in compliance with all covenants and other requirements set forth in its debt agreements. A significant decline in demand for the Company’s products and services may cause the Company to reduce its planned level of capital expenditures and lower its working capital needs in order to maintain compliance with the financial ratios in those agreements. A violation of the credit agreements could result in an acceleration of the Company’s debt and increase the Company’s borrowing costs and could even adversely affect the Company’s ability to renew existing credit facilities, or obtain access to new credit facilities in the future. The Company does not anticipate a significant decline in demand for its services and has historically been successful in maintaining compliance with and renewing its debt agreements.

     During 2003, the Company received proceeds of $17.6 million of equity from the exercise of stock options. Options for 864,950 shares were exercised by several members of its Board of Directors and some of the Company’s officers and employees exercised options for 1,549,489 shares. Separately, the Chairman of its Board of Directors sold 139,400 shares of common stock that had been pledged to the Company to secure a loan under the Company’s now discontinued officer stock loan program. The proceeds of $1.7 million from the sale were used to repay the loan in full. The Company’s Chief Executive Officer and other officers also made principal and interest payments totaling $1.8 million toward such loans.

     The following table summarizes the Company’s contractual obligations at December 31, 2003, and the effect such obligations are expected to have on its liquidity and cash flow in future periods, assuming that the company’s lines of credit are not renewed or extended in future periods (in millions):

			Non-cancelable
		Other	Leases for
	Lines	Long-Term	Continuing
	of Credit	Debt	Operations	Total

2004	$—	$8.2	$23.8	$32.0
2005	—	16.8	18.2	35.0
2006	80.8	16.8	13.8	111.4
2007	—	16.8	9.7	26.5
2008	—	12.8	6.1	18.9
Thereafter	—	8.5	17.9	26.4

Total	$80.8	$79.9	$89.5	$250.2

     Management believes that borrowings available under the credit facilities, cash generated from operations and current working capital of $232.2 million should be sufficient to meet the Company’s anticipated future capital requirements.

RECENT ACCOUNTING PRONOUNCEMENTS

     See discussion in Note 2 of Notes to the Consolidated Financial Statements.

CAUTIONARY STATEMENT REGARDING RISKS AND UNCERTAINTIES THAT MAY AFFECT FUTURE RESULTS

     This Annual Report on Form 10-K, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains statements that are forward-looking, as that term is defined by the Private Securities Litigation Reform Act of 1995 or by the Securities and Exchange Commission in its rules. The Company intends that all forward-looking statements be subject to the safe harbors created by these laws and rules. When used in this Annual Report on Form 10-K, the words “believes”, “estimates”, “plans”, “expects”, “anticipates”, and similar expressions as they relate to the Company or its management are intended to identify forward-looking statements. All forward-looking statements are based on current expectations regarding important risk factors. These risks and uncertainties are beyond the ability of the Company to control, and, in many cases, the Company cannot predict all of the risks and uncertainties that could cause its actual results to differ materially from those expressed in the forward-looking statements. Accordingly, actual results may differ materially from those expressed in the forward-looking statements, and such statements should not be regarded as a representation by the Company or any other person that the results expressed in the statements will be achieved. Important risk factors that could cause results or events to differ from current expectations are described below. These factors are not intended to be an all-encompassing list of risks and uncertainties that may affect the operations, performance, development and results of the Company’s business.

Risk Factors

•	Changes in customer demand for the Company’s products and specialty financial services. Although the Company’s products and services are a staple of its customer base, a significant change in the needs or wants of customers and the Company’s failure to adapt to those needs or wants could result in a significant decrease in the revenues of the Company.

•	The actions of third-parties who offer products and services at the Company’s locations. The Company makes products and services available to its customers through various third parties. A failure of a third-party provider to provide its product or service or to maintain the quality and consistency of its product or service could result in a loss of customers and a related loss in revenue from those products or services.

•	The ability of the Company to open and acquire new operating units in accordance with its plans. The Company’s expansion program is subject to numerous factors which cannot be predicted or controlled, such as the availability of attractive acquisition candidates and the Company’s ability to attract, train and retain qualified unit management personnel. Another such factor is the availability of sites with acceptable restrictions and suitable terms and general economic conditions.

•	Changes in competition from various sources such as banks, savings and loans, short-term consumer lenders, and other similar financial services entities, as well as retail businesses that offer products and services offered by the Company. The Company encounters significant competition in connection with its lending and merchandise disposition operations from other pawnshops, cash advance companies and other forms of financial institutions such as consumer finance companies. Significant increases in these competitive influences could adversely affect the Company’s operations through a decrease in the number of cash advances and pawn loans originated, resulting in lower levels of earning assets in these categories.

•	Changes in economic conditions. While the credit risk for most of the Company’s consumer lending is mitigated by the collateralized nature of pawn lending, a sustained deterioration in the economic environment could adversely affect the Company’s operations through a deterioration in performance of its pawn loan or cash advance portfolios, or by reducing consumer demand for the purchase of pre-owned merchandise.

•	Real estate market fluctuations. A significant rise in real estate prices could result in an increase in the cost of store leases as the Company opens new locations and renews leases for existing locations.

•	Interest rate fluctuations. Although the weakness in the U.S. economy over the past several quarters has resulted in relatively low interest rates offered by lending institutions, an eventual economic recovery could result in a rise in interest rates which would, in turn, increase the cost of borrowing to the Company.

•	Changes in the capital markets. The Company regularly accesses the debt capital markets to refinance existing debt obligations and to obtain capital to finance growth. Efficient access to these markets is critical to the Company’s ongoing financial success; however, the Company’s future access to the debt capital markets could become restricted should the Company experience deterioration of its cash flows, balance sheet quality, or overall business or industry prospects.

•	Changes in tax and other laws and governmental rules and regulations applicable to the specialty financial services industry. The Company’s lending activities are subject to extensive regulation and supervision under various federal, state and local laws, ordinances and regulations. The Company faces the risk that new laws and regulations could be enacted that could have a negative impact on the Company’s domestic or international lending activities.

•	Other factors discussed under Quantitative and Qualitative Disclosures about Market Risk.

•	Other risks indicated in the Company’s filings with the Securities and Exchange Commission.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Market risks relating to the Company’s operations result primarily from changes in interest rates, foreign exchange rates and gold prices. The Company does not engage in speculative or leveraged transactions, nor does it hold or issue financial instruments for trading purposes.

Interest Rate Risk. Management’s objective is to minimize the cost of borrowing through an appropriate mix of fixed and floating rate debt. Derivative financial instruments, such as interest rate cap agreements, may be used for the purpose of managing fluctuating interest rate exposures that exist from ongoing business operations. After considering the effectiveness, if any, of the interest rate cap agreements, the Company had net variable rate borrowings outstanding of $80.8 million and $56.2 million at December 31, 2003 and 2002, respectively. If prevailing interest rates were to increase 100 basis points over the rates at

December 31, 2003 and 2002, respectively, and the variable rate borrowings outstanding remained constant, the Company’s interest expense would increase by $0.8 million and $0.6 million, and net income after taxes would decrease by $0.5 million and $0.4 million in 2003 and 2002, respectively. If prevailing interest rates were to decrease 100 basis points from the rates at December 31, 2003 and 2002, respectively, the combined fair values of the Company’s outstanding fixed rate plus capped rate debt ($84.5 million and $96.5 million, respectively) would increase by $2.4 million and $3.1 million as of December 31, 2003 and 2002, respectively.

Foreign Exchange Risk. The Company is subject to the risk of unexpected changes in foreign currency exchange rates by virtue of its operations in the United Kingdom and Sweden. Foreign assets, liabilities, and earnings are translated into U.S. dollars for consolidation into the Company’s financial statements. As a result of fluctuations in foreign currency exchange rates, the Company has recorded cumulative other comprehensive income of $8.0 million and loss of $2.7 million at December 31, 2003 and 2002, respectively. A hypothetical 10% decline in the exchange rates of the British pound and the Swedish kronor at December 31, 2003 and 2002, would have resulted in additional other comprehensive losses of $9.0 million and $7.2 million, respectively.

     Net income from foreign operations during 2003, 2002 and 2001 translated to $8.0 million, $6.6 million and $5.4 million, respectively. A hypothetical 10% decline in the weighted average exchange rates for each of the foreign currencies during the years ended December 31, 2003, 2002 and 2001, would have decreased net income by $0.8 million, $0.7 million and $0.5 million, respectively.

     At this time, the Company does not use derivative instruments to manage exchange rate risk of net investments in or earnings of its foreign operations. In the event the Company was to temporarily transfer funds between currencies, it would concurrently enter into short-term currency swaps to eliminate the risk of currency fluctuations. No foreign currency swaps were outstanding at December 31, 2003 or 2002.

Gold Price Risk. The Company periodically uses forward sale contracts with a major gold bullion bank to sell a portion of the expected amount of refined gold produced in the normal course of business from its liquidation of forfeited gold merchandise. A significant decrease in the price of gold would result in a reduction of proceeds from the disposition of refined gold to the extent that amounts sold were in excess of the amount of contracted forward sales. In addition, a significant and sustained decline in the price of gold would negatively impact the value of goods pledged as collateral by customers and identified for liquidation as refined gold. In this instance, management believes most customers would be willing to add additional items of value to their pledge in order to obtain the desired loan amount. However, those customers unable or unwilling to provide additional collateral would receive lower loan amounts, possibly resulting in a lower balance of pawn loans outstanding for the Company.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders
Cash America International, Inc.

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders’ equity, comprehensive income (loss) and cash flows present fairly, in all material respects, the financial position of Cash America International, Inc. and its subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     As discussed in Note 6 to the financial statements, the Company adopted Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” (“SFAS 142”) and changed its method of accounting for Goodwill and Other Intangible Assets during 2002.

PricewaterhouseCoopers LLP

Fort Worth, Texas
February 23, 2004

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31,

	2003	2002

Assets
Current assets:
Cash and cash equivalents	$14,547	$3,951
Pawn loans	141,871	127,388
Cash advances, net	28,346	2,210
Merchandise held for disposition, net	56,120	54,444
Finance and service charges receivable	23,568	21,096
Other receivables and prepaid expenses	10,628	8,671
Income taxes recoverable	3,208	—
Deferred tax assets	6,868	5,392

Total current assets	285,156	223,152
Property and equipment, net	78,977	67,254
Goodwill	117,963	79,833
Other assets	7,436	6,239

Total assets	$489,532	$376,478

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$39,167	$24,920
Customer deposits	4,102	4,050
Income taxes currently payable	1,386	2,086
Current portion of long-term debt	8,286	12,571

Total current liabilities	52,941	43,627
Deferred tax liabilities	7,704	4,385
Long-term debt	152,394	136,131
Commitments and contingencies (Note 10)
Stockholders’ equity:
Common stock, $.10 par value per share, 80,000,000 shares authorized; 30,235,164 shares issued in 2003 and 2002	3,024	3,024
Additional paid-in capital	141,867	127,819
Retained earnings	141,642	113,278
Accumulated other comprehensive income (loss)	7,995	(2,718)
Notes receivable secured by common stock	(2,488)	(5,864)
Treasury shares, at cost (2,040,180 shares in 2003 and 5,939,794 shares in 2002)	(15,547)	(43,204)

Total stockholders’ equity	276,493	192,335

Total liabilities and stockholders’ equity	$489,532	$376,478

See notes to consolidated financial statements.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Years Ended December 31,

	2003	2002	2001

Revenue
Finance and service charges	$129,307	$118,248	$113,863
Proceeds from disposition of merchandise	254,604	245,943	231,879
Cash advance fees	46,955	19,084	5,993
Check cashing royalties and fees	6,811	4,568	4,194

Total Revenue	437,677	387,843	355,929
Cost of Revenue
Disposed merchandise	160,013	160,711	150,991

Net Revenue	277,664	227,132	204,938

Expenses
Operations	158,923	137,898	129,681
Cash advance loss provision	10,756	6,676	2,301
Administration	37,545	29,559	25,722
Depreciation and amortization	16,141	14,959	16,629

Total Expenses	223,365	189,092	174,333

Income from Operations	54,299	38,040	30,605
Interest expense, net	9,178	8,961	9,619
Loss from derivative valuation fluctuations	—	177	557
Gain from disposal of asset	(1,013)	—	—

Income from Continuing Operations before Income Taxes	46,134	28,902	20,429
Provision for income taxes	16,098	10,393	7,704

Income from Continuing Operations	30,036	18,509	12,725
Gain (loss) from discontinued operations	—	800	(18,631)

Net Income (Loss)	$30,036	$19,309	$(5,906)

Net income (loss) per share:
Basic -
Income from continuing operations	$1.17	$0.76	$0.52
Gain (loss) from discontinued operations	$—	$0.03	$(0.76)
Net income (loss)	$1.17	$0.79	$(0.24)
Diluted -
Income from continuing operations	$1.13	$0.75	$0.51
Gain (loss) from discontinued operations	$—	$0.03	$(0.75)
Net income (loss)	$1.13	$0.78	$(0.24)
Weighted average common shares outstanding:
Basic	25,586	24,424	24,643
Diluted	26,688	24,841	24,963
Dividends declared per common share	$0.065	$0.050	$0.050

See notes to consolidated financial statements.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

	Years Ended December 31,

	2003		2002		2001

	Shares	Amount	Shares	Amount	Shares	Amount

Common stock
Balance at end of year	30,235,164	$3,024	30,235,164	$3,024	30,235,164	$3,024

Additional paid-in capital
Balance at beginning of year		127,819		127,821		127,820
Reissuance of treasury shares		5,597		–		–
Exercise of stock options		(249)		(11)		(7)
Stock-based compensation expense		14		–		–
Tax benefit from exercise of stock options		8,686		9		8

Balance at end of year		141,867		127,819		127,821

Retained earnings
Balance at beginning of year		113,278		95,192		102,326
Net income (loss)		30,036		19,309		(5,906)
Dividends declared		(1,672)		(1,223)		(1,228)

Balance at end of year		141,642		113,278		95,192

Accumulated other comprehensive income (loss)
Balance at beginning of year		(2,718)		(10,820)		(8,487)
Foreign currency translation adjustments		10,713		8,102		(2,333)

Balance at end of year		7,995		(2,718)		(10,820)

Notes receivable secured by common stock
Balance at beginning of year		(5,864)		(5,890)		(5,755)
Payments (advances) on notes receivable during year		3,376		26		(135)

Balance at end of year		(2,488)		(5,864)		(5,890)

Treasury shares at cost
Balance at beginning of year	(5,939,794)	(43,204)	(5,643,318)	(40,896)	(5,577,318)	(40,470)
Purchases of treasury shares	(198,158)	(2,320)	(303,851)	(2,362)	(87,500)	(581)
Reissuance of treasury shares	1,533,333	11,208	–	–	–	–
Exercise of stock options	2,564,439	18,769	7,375	54	21,500	155

Balance at end of year	(2,040,180)	(15,547)	(5,939,794)	(43,204)	(5,643,318)	(40,896)

Total Stockholders’ Equity		$276,493		$192,335		$168,431

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Years Ended December 31,

	2003	2002	2001

Net income (loss)	$30,036	$19,309	$(5,906)
Other comprehensive income (loss) net of tax of $0 – Foreign currency translation adjustments	10,713	8,102	(2,333)

Total Comprehensive Income (Loss)	$40,749	$27,411	$(8,239)

See notes to consolidated financial statements.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,

	2003	2002	2001

Cash Flows from Operating Activities:
Net income (loss)	$30,036	$19,309	$(5,906)
Less: Gain (loss) from discontinued operations	–	800	(18,631)

Income from continuing operations	30,036	18,509	12,725
Adjustments to reconcile income from continuing operations to net cash provided by operating activities of continuing operations:
Depreciation and amortization	16,141	14,959	16,629
Cash advance loss provision	10,756	6,676	2,301
Stock-based compensation expense	14	–	–
Gain from disposal of assets	(1,013)	–	–
Loss from derivative valuation fluctuations	–	177	557
Changes in operating assets and liabilities –
Merchandise held for disposition	(222)	9,713	(4,437)
Finance and service charges receivable	(1,505)	(931)	274
Other receivables and prepaid expenses	1,381	(3,304)	(620)
Accounts payable and accrued expenses	13,743	(5,252)	13,975
Customer deposits, net	8	89	23
Current income taxes, net	4,738	923	3,752
Deferred income taxes, net	1,460	6,632	(5,374)

Net cash provided by operating activities of continuing operations	75,537	48,191	39,805

Cash Flows from Investing Activities:
Pawn loans forfeited and transferred to merchandise held for disposition	139,659	132,590	138,255
Pawn loans repaid or renewed	297,998	271,920	264,861
Pawn loans made, including loans renewed	(441,008)	(408,467)	(403,724)

Net increase in pawn loans	(3,351)	(3,957)	(608)

Cash advances repaid or renewed	163,561	34,217	13,900
Cash advances made, assigned or purchased	(187,159)	(41,367)	(17,083)

Net increase in cash advances	(23,598)	(7,150)	(3,183)

Acquisitions, net of cash acquired	(48,296)	(3,713)	(1,279)
Purchases of property and equipment	(19,196)	(11,327)	(31,829)
Proceeds from dispositions of assets	1,639	–	790

Net cash used by investing activities of continuing operations	(92,802)	(26,147)	(36,109)

Cash Flows from Financing Activities:
Net borrowings (repayments) under bank lines of credit	22,612	(58,261)	12,289
Issuance of long-term debt	–	42,500	–
Payments on notes payable, capital leases and other obligations	(12,571)	(9,220)	(9,817)
Change in notes receivable secured by common stock	2,968	288	240
Proceeds from exercise of stock options	18,520	42	120
Treasury shares purchased	(2,320)	(2,362)	(581)
Dividends paid	(1,672)	(1,223)	(1,228)

Net cash provided (used) by financing activities of continuing operations	27,537	(28,236)	1,023

Effect of exchange rate changes on cash	324	604	(18)

Cash provided (used) by continuing operations	10,596	(5,588)	4,701
Cash provided (used) by discontinued operations	–	3,145	(2,933)
Cash and cash equivalents at beginning of year	3,951	6,394	4,626

Cash and cash equivalents at end of year	$14,547	$3,951	$6,394

See notes to consolidated financial statements.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Nature of the Company

     Cash America International, Inc. (the “Company”) is a provider of specialty financial services to individuals in the United States, United Kingdom, and Sweden. The Company offers secured non-recourse loans, commonly referred to as pawn loans, to individuals through its pawn lending operations. The pawn loan portfolio generates finance and service charges revenue. A related activity of the lending operations is the disposition of merchandise, primarily collateral from unredeemed pawn loans. As an alternative to a pawn loan, the Company offers unsecured cash advances in selected locations and on behalf of a third-party bank in other locations. The Company also provides check cashing and other money services through its consumer finance centers and through its franchised and company owned check cashing centers.

     On August 1, 2003, the Company, through its wholly-owned subsidiary Cashland Financial Services, Inc. (“Cashland”), completed the purchase of substantially all of the assets of Cashland, Inc., a privately-owned consumer finance company based in Dayton, Ohio (see Notes 3 and 22).

     As of December 31, 2003, the Company’s pawn lending operations consisted of 474 pawnshops, including 398 owned units and 7 franchised units in 17 states in the United States, 57 units in the United Kingdom, and 12 units in Sweden. The foreign operations consist primarily of jewelry-only lending units. As of December 31, 2003, the Company’s U.S. lending operations also included 19 locations that offer only the cash advance product.

     As of December 31, 2003, Cashland owned and operated 135 consumer finance centers that offer cash advances, check cashing and other money services in 2 states.

     As of December 31, 2003, Mr. Payroll’s operations consisted of 129 franchised and 6 company owned check cashing centers in 20 states.

2.	Summary of Significant Accounting Policies

Basis of Presentation • The consolidated financial statements include the accounts of the Company’s majority owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

     In September 2001, the Company announced plans to exit the rent-to-own business in order to focus on its core lending business. In June 2002, the Company sold the remaining assets of its rent-to-own business. The consolidated financial statements of the Company have been reclassified to reflect the disposition of the rental business segment. See Note 17.

Use of Estimates • The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. On an ongoing basis, management evaluates its estimates and judgments, including those related to revenue recognition, merchandise held for disposition, allowance for losses on cash advances, long-lived and intangible assets, income taxes, contingencies and litigation. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Foreign Currency Translation • The functional currencies for the Company’s foreign subsidiaries are the local currencies. The assets and liabilities of those subsidiaries are translated into U.S. dollars at the exchange rates in effect at each balance sheet date, and resulting adjustments are accumulated in other comprehensive income (loss) as a separate component of stockholders’ equity. Revenue and expenses are translated at the monthly average exchange rates occurring during each year.

Cash and Cash Equivalents • The Company considers cash on hand in operating locations, deposits in banks and short-term marketable securities with original maturities of 90 days or less as cash and cash equivalents.

Revenue Recognition • Pawn loans (“loans”) are made on the pledge of tangible personal property. The Company accrues finance and service charges revenue only on those pawn loans that the Company deems collectible based on historical loan redemption statistics. For loans not repaid, the carrying value of the forfeited collateral (“merchandise held for disposition”) is stated at the lower of cost (cash amount loaned) or market. Revenue is recognized at the time that merchandise is sold. Interim customer payments for layaway sales are recorded as customer deposits and subsequently recognized as revenue during the period in which final payment is received.

     Cash advances provide customers with cash in exchange for a promissory note or other repayment agreement supported by that customer’s personal check for the aggregate amount of the cash advanced plus a service fee. To repay the cash advance, customers may redeem their check by paying cash or they may allow the check to be presented for collection. The Company accrues fees and interest on cash advances on a constant yield basis ratably over their terms. For those locations that offer cash advances from a third-party bank (the “bank”), the Company receives an administrative service fee for services provided on the bank’s behalf. These fees are recorded in revenue when earned.

     The Company records fees derived from its owned check cashing locations and consumer finance centers in the period in which the service is provided. Royalties derived from franchise locations are recorded on the accrual basis.

Allowance for Losses on Cash Advances • In order to manage its portfolio of cash advances effectively, the Company utilizes a credit scoring system, monitors the performance of the portfolio, and maintains an allowance for losses.

     The Company maintains an allowance for losses on cash advances (including fees and interest) at a level estimated to be adequate to absorb credit losses inherent in the outstanding combined Company and bank portfolio. The allowance offsets the outstanding cash advance amounts in the consolidated balance sheets. Cash advances written by the Company during each calendar month are aggregated and tracked to develop a performance history. The Company stratifies the outstanding combined portfolio by age, delinquency, and stage of collection when assessing the adequacy of the allowance for losses. Recent collection history is utilized to develop expected loss rates, which are used for the establishment of the allowance. Increases in the allowance are created by recording a cash advance loss provision in the consolidated statements of operations. The Company charges off all cash advances once they are 60 days past due, or sooner if deemed uncollectible. Recoveries on losses previously charged to the allowance are credited to the allowance when collected. The allowance deducted from the carrying value of cash advances was $3,448,000 and $1,748,000 at December 31, 2003 and 2002, respectively. See Note 4.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Merchandise Held for Disposition and Cost of Disposed Merchandise • Merchandise held for disposition includes merchandise acquired from unredeemed loans, merchandise purchased directly from the public and merchandise purchased from vendors. Merchandise held for disposition is stated at the lower of cost (specific identification) or market. The cost of merchandise, computed on the specific identification basis, is removed from merchandise held for disposition and recorded as a cost of revenue at the time of sale. The Company provides an allowance for valuation and shrinkage based on management’s evaluation of the merchandise. The allowance deducted from the carrying value of merchandise held for disposition amounted to $1,416,000 and $1,445,000 at December 31, 2003 and 2002, respectively.

Property and Equipment • Property and equipment is recorded at cost. Depreciation expense is generally provided on a straight-line basis, using estimated useful lives of 7 to 40 years for buildings and 2 to 15 years for equipment and leasehold improvements. The cost of property retired or sold and the related accumulated depreciation are removed from the accounts, and any resulting gain or loss is recognized in the consolidated statements of operations.

Software Development Costs • The Company develops computer software for internal use. Internal and external costs incurred for the development of computer applications, as well as for upgrades and enhancements that result in additional functionality of the applications, are capitalized. Internal and external training and maintenance costs are charged to expense as incurred. When an application is placed in service, the Company begins amortizing the related capitalized software costs using the straight-line method and an estimated useful life varying from 3 to 5 years.

Goodwill and Other Intangible Assets • Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”, was effective as of January 1, 2002, and, as a result, the Company discontinued the amortization of goodwill as of that date. In lieu of amortization, the Company is required to perform an impairment review of goodwill at least annually. The Company completed its reviews during 2002 and 2003. Based on the results of these tests, management determined there was no impairment as of January 1, 2002, or as of June 30, 2002 and 2003, as the respective fair values of each of the Company’s reporting units exceeded their respective carrying amounts. See Note 6.

     The Company amortizes intangible assets with an estimable life on the basis of their expected periods of benefit, generally 2 to 10 years. Accumulated amortization of these intangible assets was $783,000 and $1,416,000 at December 31, 2003 and 2002, respectively.

     The costs of start-up activities and organization costs are charged to expense as incurred.

Impairment of Long-Lived Assets • An evaluation of the recoverability of property and equipment and intangible assets subject to amortization is performed whenever the facts and circumstances indicate that the carrying value may be impaired. An impairment loss is recognized if the future undiscounted cash flows associated with the asset are less than the asset’s corresponding carrying value. The amount of the impairment loss, if any, is the excess of the asset’s carrying value over its estimated fair value.

Income Taxes • The provision for income taxes is based on income before income taxes as reported for financial statement purposes. Deferred income taxes are provided in accordance with the assets and liability method of accounting for income taxes in order to recognize the tax effects of temporary differences between financial statement and income tax accounting. Deferred federal income taxes are not provided on the undistributed earnings of foreign subsidiaries to the extent the Company intends to indefinitely reinvest such earnings.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Hedging and Derivatives Activity • As a policy, the Company does not engage in speculative or leveraged transactions, nor does it hold or issue financial instruments for trading purposes. The Company does use derivative financial instruments, such as interest rate cap agreements, for the purpose of managing interest rate exposures that exist from ongoing business operations. On January 1, 2001, the Company adopted SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), and its corresponding amendments under SFAS No. 138 “Accounting for Certain Derivative Instruments and Certain Hedging Activities an Amendment of FASB Statement No. 133” (“SFAS 138”) and SFAS No. 149 “Amendment of FASB Statement No. 133 on Derivative and Hedging Activities” (“SFAS 149”), and began presenting its interest rate cap agreements at fair value on the balance sheet. Changes in their fair value are recognized in earnings unless they qualify as a hedge. The Company may also periodically enter into forward sale contracts with a major gold bullion bank to sell fine gold that is produced in the normal course of business from the Company’s liquidation of forfeited gold merchandise. These contracts are not accounted for as derivatives because they meet the criteria for the normal purchases and normal sales scope exception in SFAS 133. In addition, the Company may periodically transfer funds between currencies and may concurrently enter into short-term currency swaps to eliminate the risk of currency fluctuations. The Company did not enter into any short-term currency swaps during 2003, 2002, or 2001.

Advertising Costs • Costs of advertising are expensed at the time of first occurrence. Advertising expense for continuing operations was $8,202,000, $4,399,000 and $4,104,000 for the years ended December 31, 2003, 2002, and 2001, respectively.

Stock-Based Compensation • The Company accounts for its stock-based employee compensation plans in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), often referred to as the “intrinsic value” based method, accordingly, no compensation expense has been recognized. In October 1995, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). SFAS 123 encourages expensing the fair value of employee stock options, but allows an entity to continue to account for stock based compensation under APB 25 with disclosures of the pro forma effect on net income had the fair value accounting provisions of SFAS 123 been adopted. In December 2002, SFAS 123 was amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123”. The table below illustrates the effect on net income and earnings per share if the Company had applied SFAS 123 and calculated the fair value of options granted using the Black-Scholes option-pricing model (in thousands, except per share amounts).

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     Included in the pro forma amounts below for 2003 is the effect of the accelerated vesting of 1,021,725 shares which brings the pro forma compensation expense of those option shares forward into the current year, eliminating it from future years had scheduled vesting occurred during the years 2004 through 2007.

	2003(a)	2002	2001

Net income (loss) – as reported	$30,036	$19,309	$(5,906)
Deduct: Total stock-based employee compensation expense (b)	4,107	1,379	1,037

Net income (loss) – pro forma	$25,929	$17,930	$(6,943)

Net income (loss) per share –
Basic:
As reported	$1.17	$0.79	$(0.24)
Pro forma	$1.01	$0.73	$(0.28)
Diluted:
As reported	$1.13	$0.78	$(0.24)
Pro forma	$0.97	$0.72	$(0.28)

(a)	The pro forma stock-based employee compensation expense of the 1,021,725 option shares that accelerated in 2003 was $2,337,000. Excluding this amount from the pro forma results above in 2003 would have resulted in an expense of $1,770,000 and pro forma net income per share of $1.10 (basic) and $1.06 (diluted).

(b)	Determined under fair value based method for all awards, net of related tax effects. “All awards” refers to awards granted, modified, or settled in fiscal periods beginning after December 15, 1994, that is, awards for which the fair value was required to be measured under SFAS 123.

     The pro forma amounts of stock options granted were estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2003	2002	2001

Expected term (years)	8.2	8.2	8.0
Risk-free interest rate	4.14%	5.23%	5.12%
Expected dividend yield	0.54%	0.63%	0.81%
Expected volatility	49.5%	56.7%	58.0%

Net Income (Loss) Per Share • Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the year. Diluted net income (loss) per share is calculated by giving effect to the potential dilution that could occur if securities or other contracts to issue common shares were exercised and converted into common shares during the year.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     The following table sets forth the reconciliation of numerators and denominators of basic and diluted earnings (loss) per share computation for the three years ended December 31, 2003 (in thousands):

	2003	2002	2001

Basic earnings (loss) per share computation –
Numerator:
Income available to common stockholders	$30,036	$18,509	$12,725
Gain (loss) from discontinued operations	–	800	(18,631)

Net income (loss) available to common stockholders	$30,036	$19,309	$(5,906)

Denominator:
Weighted average common shares outstanding	25,586	24,424	24,643

Diluted earnings (loss) per share computation –
Numerator:
Income available to common stockholders	$30,036	$18,509	$12,725
Gain (loss) from discontinued operations	–	800	(18,631)

Net income (loss) available to common stockholders	$30,036	$19,309	$(5,906)

Denominator:
Weighted average common shares outstanding	25,586	24,424	24,643
Effect of shares applicable to stock option plans	1,039	350	255
Effect of shares applicable to nonqualified savings plan	63	67	65

Total diluted shares	26,688	24,841	24,963

Recent Accounting Pronouncements • The FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”) in January 2003 and a revised version of FIN 46 (“FIN 46R”) in December 2003. FIN 46 and FIN 46R require that variable interest entities (VIE) be consolidated by their primary beneficiary. Neither FIN 46 nor FIN 46R had any effect on the Company’s consolidated financial position and results of operations.

     In December 2003, the Accounting Standards Executive Committee (“AcSEC”) issued Statement of Position 03-3 (“SOP 03-3”), “Accounting for Certain Loans or Debt Securities Acquired in a Transfer.” This SOP requires that the excess of contractual cash flows over cash flows expected to be collected not be recognized as an adjustment of yield, loss accrual, or valuation allowance. Subsequent increases in cash flows expected to be collected generally should be recognized prospectively through adjustment of the loan’s yield over its remaining life and decreases in cash flows expected to be collected should be recognized as impairment. SOP 03-3 is effective for loans acquired in fiscal years beginning after December 15, 2004 and is not expected to have a material effect on the Company’s consolidated financial position or results of operations.

Reclassifications • Certain amounts in the consolidated financial statements for 2002 and 2001 have been reclassified to conform to the presentation format adopted in 2003. These reclassifications have no effect on net income (loss) or stockholders’ equity previously reported.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.	Acquisitions

Cashland • As part of the Company’s strategic initiative of expanding its reach into new markets with new customers and new financial services, on August 1, 2003, the Company, through its wholly-owned subsidiary Cashland, completed the purchase of substantially all of the assets of Cashland, Inc., a privately-owned consumer finance company based in Dayton, Ohio. As of the purchase date, Cashland operated 121 consumer finance centers that offered cash advances and check cashing services. The results of Cashland’s operations have been included in the consolidated financial statements since that date. The aggregate purchase consideration and costs totaled $50,512,000, which consisted of $32,000,000 in cash, 1,533,333 shares of the Company’s stock valued at $16,805,000 and acquisition costs of $1,707,000. The cash portion of the purchase price was funded by the Company’s U.S. line of credit. The total commitment amount under the line of credit was increased from $90,000,000 to $135,000,000 to facilitate this acquisition (see Note 8).

     Under the purchase method of accounting, the net assets of Cashland were recorded at their respective fair values as of the purchase date. The net assets acquired at fair value as of August 1, 2003 are presented below (in thousands):

Cash advances	$12,938
Property and equipment	6,451
Goodwill	27,840
Intangible assets	3,300
Other assets and liabilities, net	(17)

Total assets acquired	$50,512

     Of the total purchase price, $100,000 was assigned to a non-competition agreement that is being amortized over the period of the agreement of two years, $2,200,000 was assigned to customer relationships that is being amortized on the basis of their expected benefit over a period of six years, and $1,000,000 was assigned to tradenames and is not subject to amortization. The acquisition resulted in the recognition of goodwill of $27,840,000, which is not subject to amortization. The entire amount is expected to be deductible for tax purposes.

     The terms of the purchase included the potential for additional consideration to be paid based on the future earnings performance of Cashland during the twelve months ending June 30, 2004. On February 2, 2004, the parties amended the asset purchase agreement to eliminate that provision and to provide instead for the Company to make a final payment of additional consideration in the amount of $5,400,000. The payment consisted of $2,900,000 in cash and a subordinated note for $2,500,000. See Note 22.

Other Acquisitions • On August 11, 2003, the Company completed the acquisition of a five-store chain of pawn lending locations in the Texas Rio Grande Valley for cash of $8,629,000. Of the total purchase price, $1,000,000 was allocated to a non-competition agreement which is being amortized over the period of the agreement of ten years, $250,000 was assigned to customer relationships that is being amortized on the basis of their expected benefit over a period of five years, and 4,425,000 was assigned to goodwill and is not subject to amortization. In other purchase transactions during 2003, the Company acquired 10 pawnshops, 1 check cashing location and other earning assets for aggregate cash consideration of $5,960,000. The excess of the aggregate purchase price over the aggregate fair market value of net assets acquired was $3,749,000 which was assigned to goodwill and is not subject to amortization.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.	Cash Advances and Allowance for Losses

     The Company offers the cash advance product through its Cash America pawnshops, Cash America cash advance centers and Cashland consumer finance centers. Cash advances are generally offered for a term of 7 to 45 days, depending on the customer’s next payday. The Company originates cash advances in some of its locations and markets and services cash advances made by a third-party bank in other Company locations. During the first quarter of 2003, the Company terminated its relationship with a national bank that had offered this product in many of its stores and entered into an agreement with a state chartered bank to offer the product in those stores.

     Under the current bank program, the Company purchases a participation interest in the bank originated cash advances, and receives an administrative fee for its services. In order to benefit from the use of the Company’s collection resources and proficiency, all cash advances unpaid after maturity are assigned to the Company at a discount from the amount owed by the borrower. Losses on cash advances assigned to the Company that prove uncollectible are the responsibility of the Company. To the extent that the Company collects an amount owed by the customer in excess of the amount assigned by the bank, the Company is entitled to the excess and recognizes it in income when collected. Since the Company may not be successful in the collection of the assigned accounts, the Company’s cash advance loss provision includes amounts estimated to be adequate to absorb credit losses from cash advances in the aggregate portfolio, including those expected to be assigned from the third-party bank’s outstanding portfolio.

     Cash advances outstanding at December 31, 2003 and 2002, were as follows (in thousands):

	2003	2002

Originated by the Company
Active cash advances and fees receivable	$17,107	$1,311
Cash advances and fees in collection	4,014	346

Total originated by the Company	21,121	1,657

Originated by bank
Active cash advances and fees receivable	9,891	7,754
Cash advances and fees in collection	2,646	2,728

Total originated by bank	12,537	10,482

Combined gross portfolio	33,658	12,139
Less: Elimination of cash advances owned by bank	1,335	7,754
Less: Discount on cash advances assigned by bank	529	427

Company cash advances and fees receivable, gross	31,794	3,958
Less: Allowance for losses	3,448	1,748

Cash advances and fees receivable, net	$28,346	$2,210

Allowance for losses as a % of combined gross portfolio	10.2%	14.4%

     The table above includes the results of Cashland as of December 31, 2003. Excluding the impact of Cashland, the Company’s gross and net balances of cash advances and fees receivable would have been $13,178,000 and $11,632,000, respectively, and the allowance for losses would have been $1,546,000 representing, 10.3% of the combined gross portfolio as of December 31, 2003.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     Changes in the allowance for losses on cash advances for the years ended December 31, were as follows (in thousands):

	2003	2002

Balance at beginning of year	$1,748	$711
Cash advance loss provision	10,756	6,676
Charge-offs	(12,453)	(7,691)
Recoveries	3,397	2,052

Balance at end of year	$3,448	$1,748

Cash advance loss provision as a % of combined advances written	3.6%	5.4%

Charge-offs (net of recoveries) as a % of combined advances written	3.0%	4.6%

     The above table includes the results of Cashland for the five months since its acquisition on August 1, 2003. Excluding the impact of Cashland, the cash advance loss provision would have been $6,807,000, representing 3.7% of cash advances written during 2003, and charge-offs, net of recoveries, would have been $7,009,000, representing 3.9% of cash advances written for the year ended December 31, 2003.

     Cash advances assigned by the bank to the Company for collection were $29,981,000 and $23,645,000 for 2003 and 2002, respectively. The Company’s participation interest in bank originated cash advances at December 31, 2003 was $8,472,000.

5.	Property and Equipment

     Major classifications of property and equipment at December 31, 2003 and 2002, were as follows (in thousands):

	2003	2002

Land	$2,598	$2,244
Buildings and leasehold improvements	101,484	88,145
Furniture, fixtures and equipment	60,658	51,962
Computer software	20,855	19,131

Total	185,595	161,482
Less accumulated depreciation	106,618	94,228

Property and equipment, net	$78,977	$67,254

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.	Goodwill and Other Intangible Assets

     Effective January 1, 2002, all goodwill and other intangible assets having an indefinite useful life are no longer amortized to earnings but are tested for impairment annually at June 30, or more frequently if events or changes in circumstances indicate that the assets might be impaired, using a two-step impairment assessment. The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired, and the second step of the impairment test is not necessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The useful lives of other intangible assets must be reassessed and the remaining amortization periods adjusted accordingly.

     The Company adopted the provisions of SFAS 142 on January 1, 2002. Based on the results of the initial and the annual impairment test, management determined there was no impairment as of January 1, 2002 or as of June 30, 2002 and 2003.

Goodwill • The changes in the carrying value of goodwill for the years ended December 31, 2003 and 2002, were as follows (in thousands):

	Pawn Lending

	United		Cash	Check
	States	Foreign	Advance (a)	Cashing	Consolidated

Balance as of January 1, 2003, net of amortization of $24,645	$59,591	$15,059	$—	$5,183	$79,833
Acquired goodwill	6,712	1,335	27,840	127	36,014
Effect of foreign translation	—	2,116	—	—	2,116

Balance as of December 31, 2003	$66,303	$18,510	$27,840	$5,310	$117,963

Balance as of January 1, 2002, net of amortization of $24,224	$59,050	$12,453	$—	$5,183	$76,686
Acquired goodwill	541	1,006	—	—	1,547
Effect of foreign translation	—	1,600	—	—	1,600

Balance as of December 31, 2002	$59,591	$15,059	$—	$5,183	$79,833

(a)	Cashland only.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Transitional Disclosures • Net income and net income per share excluding the after-tax effect of amortization expense related to goodwill for the years ended December 31, were as follows (in thousands, except per share amounts):

	2003	2002	2001

Reported net income (loss)	$30,036	$19,309	$(5,906)
Add back goodwill amortization, net of income tax benefits	—	—	2,557

Adjusted net income (loss)	$30,036	$19,309	$(3,349)

Basic net income (loss) per share:
Reported net income (loss)	$1.17	$0.79	$(0.24)
Add back goodwill amortization, net of income tax benefits	—	—	0.10

Adjusted net income (loss) per share	$1.17	$0.79	$(0.14)

Diluted net income (loss) per share:
Reported net income (loss)	$1.13	$0.78	$(0.24)
Add back goodwill amortization, net of income tax benefits	—	—	0.10

Adjusted net income (loss) per share	$1.13	$0.78	$(0.13)

Acquired Intangible Assets • Acquired intangible assets that are subject to amortization as of December 31, 2003 and 2002, were as follows (in thousands):

	2003			2002

		Accumulated			Accumulated
	Cost	Amortization	Net	Cost	Amortization	Net

Non-competition agreements	$1,800	$(389)	$1,411	$1,832	$(1,345)	$487
Customer relationships	2,530	(339)	2,191	—	—	—
Other	170	(55)	115	130	(71)	59

Total	$4,500	$(783)	$3,717	$1,962	$(1,416)	$546

     Non-competition agreements are amortized over the applicable terms of the contracts. Net acquired intangible assets are included in “Other assets” in the accompanying consolidated balance sheets. Tradenames of $1,000,000 at December 31, 2003 are not subject to amortization.

     Amortization • Amortization expense for the acquired intangible assets is as follows (in thousands):

Actual amortization expense for the year ended December 31, 2003	$600
Estimated amortization expense for the years ended December 31:
2004	$983
2005	813
2006	632
2007	472
2008	291

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.	Accounts Payable and Accrued Expenses

     Accounts payable and accrued expenses at December 31, 2003 and 2002, were as follows (in thousands):

	2003	2002

Trade accounts payable	$11,684	$6,332
Accrued taxes, other than income taxes	3,615	2,467
Accrued payroll and fringe benefits	17,050	9,636
Accrued interest payable	2,702	3,027
Other accrued liabilities	4,116	3,458

Total	$39,167	$24,920

8.	Long-term Debt

     The Company’s long-term debt instruments and balances outstanding at December 31, 2003 and 2002, were as follows (in thousands):

	2003	2002

U.S. line of credit up to $135,000 due July 31, 2006	$68,111	$44,500
Multi-currency line of credit up to £20,000 due April 30, 2006	12,640	–
Multi-currency line of credit up to £15,000 due April 30, 2004 (terminated in 2003)	—	11,702
8.33% senior unsecured notes due 2003	—	4,286
8.14% senior unsecured notes due 2007	16,000	20,000
7.10% senior unsecured notes due 2008	21,429	25,714
7.20% senior unsecured notes due 2009	42,500	42,500

Total debt	160,680	148,702
Less current portion	8,286	12,571

Total long-term debt	$152,394	$136,131

     In connection with the acquisition of Cashland, the Company increased its total commitment under the U.S. line of credit from $90,000,000 to $135,000,000 and extended the maturity date to July 31, 2006. The interest rate on the line of credit varies from 1.50% to 2.25% over the London Inter Bank Offering Rate (“LIBOR”) (1.1875% at December 31, 2003), depending on the Company’s cash flow leverage ratio as defined in the credit agreement. The Company pays a fee of 0.375% per annum on the unused portion of this line of credit. The effective average interest rate (including margin) on the U.S. line of credit at December 31, 2003 was 3.44%.

     During 2003, the Company extended its multi-currency line of credit for two years to April 30, 2006 and increased the maximum amount to £20,000,000 (approximately $35,718,000 at December 31, 2003) from £15,000,000 (approximately $26,789,000 at December 31, 2003). Although both of the Company’s foreign subsidiaries utilize the multi-currency line of credit, neither subsidiary has joint and several liability for the debt of the other subsidiary. Funds may be drawn in British pounds, bearing interest at the bank’s cost of funds plus a margin of 75 basis points. Funds up to the equivalent of £10,000,000 may be drawn in alternative currencies, including Swedish kronor, bearing interest at the bank’s cost of funds plus a margin of 75 basis points. In the aggregate, the British pound and Swedish kronor drawings may

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

not exceed the equivalent of £20,000,000. The Company pays a fee of 0.25% per annum on the unused portion of this line of credit. As of December 31, 2003, amounts outstanding under this line of credit were £5,250,000 (approximately $9,376,000) and SEK 23,500,000 (approximately $3,264,000). The interest rates on the British pound and Swedish kronor borrowings at December 31, 2003, were 4.56% and 3.52%, respectively. The Company had an interest rate cap agreement for SEK 100,000,000 that expired in August 2003 and limited the Stockholm Interbank Offering rate to 5.5%.

     The Company has an interest rate cap agreement totaling $30,000,000 that expires in February 2004 and limits the maximum LIBOR rate to 5.5%.

     In 2002, the Company issued $42,500,000 of 7.20% senior unsecured notes, due August 2009. The notes are payable in five equal annual payments beginning in August 2005.

     The credit agreements and the senior unsecured notes require the Company to maintain certain financial ratios. The Company is in compliance with all covenants or other requirements set forth in its debt agreements.

     Annual maturities of the outstanding long-term debt, including its lines of credit, for each of the five years after December 31, 2003 are as follows (in thousands):

2004	$8,286
2005	16,786
2006	97,537
2007	16,786
2008	12,785
Thereafter	8,500

$160,680

     Net interest expense in the accompanying consolidated statements of operations includes interest income of $315,000, $562,000 and $1,083,000 in 2003, 2002, and 2001, respectively. Interest capitalized in 2001 in connection with the restoration of the Company’s corporate headquarters was $423,000.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.	Income Taxes

     The components of the Company’s deferred tax assets and liabilities as of December 31, 2003 and 2002, were as follows (in thousands):

	2003	2002

Deferred tax assets:
Allowance for valuation of merchandise held for disposition	$266	$275
Tax over book accrual of finance and service charges	3,857	3,531
Allowance for cash advance losses	1,206	612
Deferred compensation	1,132	955
Net capital losses	7,210	8,200
Other	1,713	1,455

Total deferred tax assets	15,384	15,028
Valuation allowance for deferred tax assets	(7,204)	(7,691)

Deferred tax assets, net	8,180	7,337

Deferred tax liabilities:
Amortization of acquired intangibles	4,224	3,243
Deferred installment gain	—	493
Foreign tax reserves	1,973	1,506
Property and equipment	2,218	372
Other	601	716

Total deferred tax liabilities	9,016	6,330

Net deferred tax assets (liabilities)	$(836)	$1,007

Balance sheet classification:
Current deferred tax assets	$6,868	$5,392
Non-current deferred tax liabilities	(7,704)	(4,385)

Net deferred tax assets (liabilities)	$(836)	$1,007

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     The components of the provision for income taxes and the income to which it relates for the years ended December 31, are shown below (in thousands):

	2003	2002	2001

Income from continuing operations before income taxes:
United States entities	$34,325	$19,313	$12,506
Foreign entities	11,809	9,589	7,923

	$46,134	$28,902	$20,429

Current provision:
Federal	$10,229	$5,052	$4,350
Foreign	3,658	2,897	2,417
State and local	767	568	399

	14,654	8,517	7,166

Deferred provision (benefit):
Federal	1,326	1,739	515
Foreign	145	100	62
State and local	(27)	37	(39)

	1,444	1,876	538

Total provision	$16,098	$10,393	$7,704

     The effective tax rate on income from continuing operations differs from the federal statutory rate of 35% for the following reasons (in thousands):

	2003	2002	2001

Tax provision computed at the federal statutory income tax rate	$16,147	$10,116	$7,150
Non-deductible amortization of intangible assets	—	—	597
Foreign tax rate difference	(667)	(547)	(463)
State and local income taxes, net of federal tax benefits	481	394	234
Valuation allowance	(487)	—	(1)
Other	624	430	187

Total provision	$16,098	$10,393	$7,704

Effective tax rate	34.9%	36.0%	37.7%

     As of December 31, 2003, the Company had net capital loss carryovers of $20,601,000, principally related to a previous investment. These losses may only be used to offset net capital gains. Any unused losses expire in 2006 through 2007. The deferred tax valuation allowances at December 31, 2003 and 2002, were provided to reduce deferred tax benefits of capital losses that the Company does not expect to realize. During 2003, the Company reduced the valuation allowance by $487,000 as a result of capital gains arising during the year. During 2001, the Company re-evaluated the potential for realization of the Company’s deferred tax assets related to the 1998 acquisition of Doc Holliday’s Pawnbrokers and Jewellers, Inc. (“Doc Holliday’s”). As a result, the $290,000 valuation allowance related to the Doc Holliday’s pre-acquisition deductible temporary differences was eliminated and the resulting tax benefit was applied to reduce goodwill attributable to the Doc

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Holliday’s acquisition. Upon adoption of SFAS 142 in 2002 (see Note 6) $406,000 of deferred tax assets were eliminated through a corresponding increase in goodwill.

     Domestic income taxes have not been provided on approximately $47,318,000 of cumulative undistributed earnings of foreign subsidiaries because it is the Company’s intent to reinvest these earnings overseas indefinitely. As of December 31, 2003, the Company estimates that it would be subject to U.S. income taxes (net of foreign tax credits) of approximately $6,800,000 upon distribution of accumulated earnings of all foreign subsidiaries.

10.	Commitments and Contingencies

Leases • The Company leases certain of its facilities under operating leases with terms ranging from 3 to 15 years and certain rights to extend for additional periods. Future minimum rentals due under non-cancelable leases for continuing operations are as follows for each of the years ending December 31 (in thousands):

2004	$23,842
2005	18,148
2006	13,793
2007	9,720
2008	6,119
Thereafter	17,845

$89,467

     Rent expense for continuing operations was $23,689,000, $21,786,000 and $21,966,000 for 2003, 2002 and 2001, respectively.

Guarantees • The Company guaranteed obligations under certain operating leases for the premises related to the 22 Rent-A-Tire stores sold in June 2002. In the event the buyer is unable to perform under the operating leases, the Company’s maximum aggregate potential obligation under these guarantees was approximately $1,057,000 at December 31, 2003. This amount is reduced dollar-for-dollar by future amounts paid on these operating leases by the buyer. In the event that the buyer fails to perform and the Company is required to make payments under these leases, the Company will seek to mitigate its losses by subleasing the properties or buying out of the leases. See Note 17.

Litigation • The Company is party to a number of lawsuits arising in the normal course of business. In the opinion of management, the resolution of these matters will not have a material adverse effect on the Company’s financial position, results of operations or liquidity.

11.	Stockholders’ Equity

     During 2003, the Company received net proceeds totaling $18,513,000 from the exercise of stock options for 2,564,439 shares. The Company issued 1,533,333 treasury shares valued at $16,805,000 in connection with the acquisition of Cashland in 2003.

     The Company received 436 shares of its common stock valued at $8,000 and 1,442 shares valued at $10,000 during 2003 and 2001, respectively, as partial payment for shares issued under stock option plans and 21,800 shares valued at $200,000 and 14,000 shares valued at $84,000 as partial payment on officer loans in 2002 and 2001, respectively.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     On July 25, 2002, the Company’s Board of Directors authorized management to purchase up to one million shares of its common stock in the open market and terminated the existing open market purchase authorization established in 2000. The following table summarizes the aggregate shares purchased under these plans during each of the three years ended December 31:

	2003	2002	2001

Shares purchased:
Under 2000 authorization	—	176,700	61,200
Under 2002 authorization	199,800	109,000	—

Total shares purchased	199,800	285,700	61,200

Aggregate amount (in thousands)	$2,281	$2,220	$451
Average price paid per share	$11.42	$7.77	$7.37

     Shares purchased and distributed on behalf of participants relating to the Non-Qualified Savings Plan during each of the three years ended December 31 are summarized as follows:

	2003	2002	2001

Purchases:
Number of shares	13,756	24,206	26,205
Aggregate amount (in thousands)	$173	$200	$184
Distributions:
Number of shares	15,834	27,855	15,347
Aggregate amount (in thousands)	$143	$258	$148

     The Board of Directors adopted an officer stock loan program (the “Program”) in 1994 and modified it in 1996, 2001 and 2002. The amendment in 2002 provided that no further advances would be made to existing participants and closed the plan to new participants. Prior to the 2002 amendment, Program participants utilized loan proceeds to acquire and hold the Company’s and affiliates’ common stock by means of stock option exercises or otherwise. Common stock held as a result of the loan is pledged to the Company in support of the obligation. Interest accrues at 6% per annum. The entire unpaid balance of principal and interest on these loans is due and payable on July 24, 2007. During 2003, the Chairman of the Board of Directors sold 139,400 shares of common stock that had been pledged to the Company to secure a loan under the Program. The proceeds of $1,749,000 from the sale were used to repay the loan in full. The Company’s Chief Executive Officer and other officers also made principal and interest payments totaling $1,795,000 toward such loans during 2003. Amounts due under the Program are reflected as a reduction of stockholders’ equity in the accompanying consolidated balance sheets.

12. Employee Benefit Plans

     The Cash America International, Inc. 401(k) Savings Plan is open to substantially all domestic employees who meet specific length of employment and age requirements. The Cash America International, Inc. Nonqualified Savings Plan is available to certain members of management. Participants may contribute up to 50% of their earnings to these plans. The Company makes matching cash contributions of 50% of each participant’s contributions, based on participant contributions of up to 5% of compensation. Company contributions vest at the rate of 20% each year after one year of service; thus a participant is 100% vested after five years of service. The Company provides benefits under separate retirement plans for eligible employees in foreign countries.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     Total Company contributions to retirement plans were $876,000, $743,000 and $732,000 in 2003, 2002 and 2001, respectively. The amounts included in the Company’s consolidated balance sheets relating to the Nonqualified Savings Plan were as follows (in thousands):

	As of December 31,

	2003	2002

Other receivables and prepaid expenses	$2,799	$1,991
Accounts payable and accrued expenses	3,211	2,376
Treasury shares	634	604

     In addition to the retirement plans mentioned above, the Company established a Supplemental Executive Retirement Plan (“SERP”) for its officers in 2003. The Company makes discretionary contributions determined by the Management Development and Compensation Committee of the Board of Directors. The Company recorded compensation expense of $432,000 for the SERP during 2003.

13. Derivative Instruments and Hedging Activities

     The Company adopted SFAS No. 133 and its corresponding amendments under SFAS 138 and SFAS 149, on January 1, 2001. SFAS 133 requires an entity to recognize each derivative instrument as either an asset or liability on the balance sheet, measure it at fair value, and recognize the changes in its fair value immediately in earnings unless it qualifies as a hedge. The Company’s only derivative instruments are interest rate cap agreements that it designates and uses as cash flow hedges to protect against the risks associated with market fluctuations in interest rates on a portion of its variable interest rate borrowings. The Company performs prospective assessments of each agreement’s hedge effectiveness, as defined by SFAS 133, at the beginning of each quarter. The final determination of hedge effectiveness is completed following the end of each quarter.

     The accompanying consolidated statements of operations include losses from derivative valuation fluctuations of $0, $177,000 and $557,000 during the years ended December 31, 2003, 2002 and 2001, respectively. The loss during 2002 was a result of adjustments to the estimated fair value of interest rate cap agreements. The loss during 2001 resulted from two adjustments. As of January 1, 2001, the Company adjusted the carrying value of each of its interest rate cap agreements to fair value and recorded a loss of $259,000 (before applicable income tax benefit of $87,000), which represented the cumulative effect of adopting the new standard. The Company also recorded an additional loss of $298,000 during 2001 due to the determination that the interest rate cap agreements were ineffective as hedges (as defined by SFAS 133) during 2001, and due to the decreases in the fair values of the agreements resulting from the prevailing interest rate environment.

     The fair value of the interest rate cap agreements was $0 at December 31, 2003 and 2002.

14. Stock Purchase Rights

     In August 1997, the Board of Directors declared a dividend distribution of one Common Stock Purchase Right (the “Rights”) for each outstanding share of its common stock. The Rights become exercisable in the event a person or group acquires 15% or more of the Company’s common stock or announces a tender offer, the consummation of which would result in ownership by a person or group of 15% or more of the common stock. If any person becomes a 15% or more shareholder of the Company, each Right (subject to certain limits) will entitle its holder (other than such person or members of such group) to purchase, for $37.00, the number of shares of the Company’s common stock determined by dividing $74.00 by the then current market price of the common stock. The Rights will expire on August 5, 2007.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. Stock Options and Restricted Stock Units

     Under various equity compensation plans (the “Plans”) it sponsors, the Company is authorized to issue 8,300,000 shares of Common Stock pursuant to “Awards” granted as incentive stock options (intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended), nonqualified stock options and restricted stock units.

     In December 2003, the Company granted 233,223 restricted stock units to its officers in conjunction with the adoption of the Supplemental Executive Retirement Plan. Each vested restricted stock unit entitles the holder to receive a share of the common stock of the Company to be issued upon termination of employment with the Company. The aggregate market value of these restricted stock units at the date of grant of $4,485,000 is being amortized to expense over the vesting periods of 4 to 15 years. Compensation expense of $14,000 associated with the restricted stock units was recognized in 2003.

     Stock options granted under the Plans have contractual terms of 5 to 15 years and have an exercise price equal to or greater than the fair market value of the stock at grant date. Stock options granted vest over periods ranging from 1 to 7 years. However, the terms of options with the 7-year vesting periods and certain of the 4-year and 5-year vesting periods include provisions which accelerate vesting if specified share price appreciation criteria are met. During 2003, 1,021,725 shares vested due to the acceleration provisions. No accelerated vesting of stock options occurred in 2002 or 2001.

     A summary of the Company’s stock option activity for each of the three years ended December 31, is as follows (shares in thousands):

	2003		2002		2001

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Prices	Shares	Prices	Shares	Prices

Outstanding at beginning of year	4,374	8.13	3,997	$8.16	3,994	$8.32
Granted	572	10.80	428	7.99	155	6.18
Exercised	(2,565)	7.22	(7)	5.70	(7)	9.03
Forfeited	(39)	9.65	(44)	9.44	(145)	10.45

Outstanding at end of year	2,342	9.75	4,374	$8.13	3,997	$8.16

Exercisable at end of year	1,559	9.29	2,898	$7.54	2,814	$7.36

Weighted average fair value of options granted	$ 7.37		$ 6.22		$ 4.88

     Stock options outstanding and exercisable as of December 31, 2003, are summarized below (shares in thousands):

Options Outstanding				Options Exercisable

			Weighted Average		Weighted
		Weighted	Years of		Average
Range of	Number	Average	Remaining	Number	Exercise
Exercise Prices	Outstanding	Exercise Price	Contractual Life	Exercisable	Price

$ 5.63 to $ 8.72	697	$7.25	4.9	583	$7.50
$ 8.73 to $12.63	1,471	10.19	6.0	902	10.01
$12.64 to $17.14	174	16.10	7.6	74	14.69

$ 5.63 to $17.14	2,342	$9.75	5.8	1,559	$9.29

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. Supplemental Disclosures of Cash Flow Information

     The following table sets forth certain cash and non-cash activities for the years ended December 31 (in thousands):

	2003	2002	2001

Cash paid during the year for –
Interest	$11,916	$8,381	$10,393
Income taxes	9,932	3,277	162
Non-cash investing and financing activities –
Common stock issued in acquisition	$16,805	$—	$—
Accrued liabilities assumed in acquisitions	176	5	7
Interest accreted to notes receivable secured by common stock	—	1	24

17. Discontinued Operations

     In September 2001, the Company adopted a formal plan (the “Plan”) to exit the rent-to-own business conducted by the Company’s subsidiary, Rent-A-Tire, Inc. (“Rent-A-Tire”), in order to focus on its core lending business. Rent-A-Tire offered new tires and wheels under a rent-to-own format to customers seeking an alternative to a direct purchase. The Company closed 21 Rent-A-Tire operating locations and held the remaining 22 locations for sale. In conjunction with the Plan, a pre-tax charge of $10,961,000 ($7,553,000 after income tax benefit) was recorded in the quarter ended September 30, 2001 to establish a reserve for the estimated loss on disposal of the rental business segment. This charge included a provision of $4,472,000 for operating losses subsequent to September 1, 2001, the effective date of the Plan, and a provision of $6,489,000 for the estimated loss on the sale of remaining assets.

     On June 14, 2002, the Company sold the assets of the 22 Rent-A-Tire stores for proceeds of approximately $3,000,000 in cash. During 2002, the Company recorded a $1,214,000 ($800,000 after income tax) reduction in the original charge to the reserve, due to both a decrease in the Company’s expected future operating lease obligations (net of expected sublease income) for closed stores and proceeds from the sale of assets in excess of the original estimate.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     Activity in the reserve for disposal of discontinued operations and the related reserve for inventory valuation since inception and the remaining balance as of December 31, 2003, is presented below (in thousands):

		Long-			Phase-Out
	Reserve	Lived			Period
	for	Asset	Facility		Operating	Loss on
	Inventory	Write –	Obligation	Workforce	Losses	Sale of
	Valuation	Down	Costs	Reduction	(Income)	Assets	Total

Reserve at inception	$712	$1,590	$2,194	$134	$(158)	$6,489	$10,249
Cash expenditures, net	—	—	(150)	(109)	(196)	(50)	(505)
Non-cash write-offs/reductions	(572)	(1,590)	—	—	(201)	—	(1,791)

Reserve at December 31, 2001	140	—	2,044	25	(555)	6,439	7,953
Cash proceeds (expenditures), net	—	—	(406)	(51)	(43)	2,786	2,286
Non-cash write-offs/reductions	(140)	—	—	—	(188)	(8,214)	(8,402)
Adjustments	—	—	(1,015)	26	786	(1,011)	(1,214)

Reserve at December 31, 2002	—	—	623	—	—	—	623
Cash expenditures, net	—	—	(270)	—	—	—	(270)
Accretion of interest on discounted obligations	—	—	36	—	—	—	36

Reserve at December 31, 2003	$—	$—	$389	$—	$—	$—	$389

     The Company guaranteed obligations under certain operating leases for the premises related to the 22 Rent-A-Tire stores included in the asset sale agreement. See Note 10.

     Pursuant to APB Opinion No. 30, “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”, the consolidated financial statements of the Company have been reclassified to reflect the disposal of the rental business segment. Accordingly, the revenues, costs and expenses, assets, and cash flows of Rent-A-Tire have been segregated in the consolidated balance sheets, consolidated statements of operations and consolidated statements of cash flows. The net operating results, net assets and net cash flows of this business segment have been reported as “discontinued operations” in the accompanying consolidated financial statements. The gain (loss) from discontinued operations does not include interest expense since debt was not assumed by the buyer.

     Operating results for the discontinued rental business for the years ended December 31 are summarized below (dollars in thousands):

	2003	2002	2001

Revenues	$—	$—	$19,102

Loss before income taxes	$—	$—	$(16,651)
Income tax benefit	—	—	(5,573)

Loss from discontinued operations (net of income tax)	—	—	(11,078)
Gain (loss) on disposal of rental business (net of income tax)	—	800	(7,553)

Gain (loss) from discontinued operations	$—	$800	$(18,631)

Gain (loss) from discontinued operations per share – diluted	$—	$0.03	$(0.75)

     Continuing losses associated with the rental business segment triggered an evaluation of Rent-A-Tire’s long-lived asset recoverability during the third quarter of 2001. As a result, a non-cash charge of $13,716,000 ($9,153,000 after income tax benefit) to write down the carrying value of a portion of Rent-A-Tire’s property and equipment and goodwill to estimated fair value, based upon discounted future cash flows, was included in loss before income taxes reflected in the table above for the year ended December 31, 2001.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. Operating Segment Information

     The Company has two reportable operating segments in the pawn lending industry (United States pawn lending and foreign pawn lending), one in the cash advance industry (Cashland) and one in the check cashing industry (Mr. Payroll). While the United States and foreign pawn lending segments offer the same services, each is managed separately due to the different operational strategies required. In the United States segment, pawn loan terms are generally for one month with provisions for renewals and extensions, and the loans average approximately 50 days in length. The loan collateral includes a wide variety of personal property items. However, in the foreign segment, loan terms are 180 days or less, the loan amounts are generally larger, and the collateral is predominately jewelry. Cash advances, provided through the United States pawn lending segment and Cashland, have terms of 45 days or less and average approximately 17 days in length. The check cashing segment provides check cashing and other money services to individuals through franchised and company-owned Mr. Payroll check cashing centers. Cashland and Mr. Payroll are managed separately due to the different operational strategies required and, therefore, are reported as separate segments.

     The accounting policies of the segments are the same as those described in Note 2. Management of the Company evaluates performance based on income from operations before net interest expense, other miscellaneous items of income or expense, and the provision for income taxes. There are no sales between operating segments.

     As described in Note 17, the Company reclassified the results of operations of Rent-A-Tire as discontinued operations. This business was previously reported as a separate operating segment. The segment data included below has been restated to exclude amounts related to Rent-A-Tire.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     Information concerning the operating segments is set forth below (in thousands):

	Pawn Lending

	United		Cash	Check
	States	Foreign	Advance (a)	Cashing (b)	Consolidated

Year Ended December 31, 2003:
Revenue
Finance and service charges	$100,699	$28,608	$—	$—	$129,307
Proceeds from disposition of merchandise	236,032	18,572	—	—	254,604
Cash advance fees	28,294	—	18,661	—	46,955
Check cashing royalties and fees	—	1,862	1,381	3,568	6,811

Total revenue	365,025	49,042	20,042	3,568	437,677
Cost of revenue – disposed merchandise	147,456	12,557	—	—	160,013

Net revenue	217,569	36,485	20,042	3,568	277,664

Expenses
Operations	131,680	16,107	9,575	1,561	158,923
Cash advance loss provision	6,807	—	3,949	—	10,756
Administration	29,660	5,026	2,115	744	37,545
Depreciation and amortization	11,492	2,872	1,244	533	16,141

Total expenses	179,639	24,005	16,883	2,838	223,365

Income from operations	$37,930	$12,480	$3,159	$730	$54,299

As of December 31, 2003:
Total assets	$306,752	$112,024	$63,396	$7,360	$489,532

Expenditures for property and equipment	$13,503	$3,133	$2,485	$75	$19,196

Year Ended December 31, 2002:
Revenue
Finance and service charges	$94,458	$23,790	$—	$—	$118,248
Proceeds from disposition of merchandise	233,396	12,547	—	—	245,943
Cash advance fees	19,084	—	—	—	19,084
Check cashing royalties and fees	—	1,005	—	3,563	4,568

Total revenue	346,938	37,342	—	3,563	387,843
Cost of revenue – disposed merchandise	152,071	8,640	—	—	160,711

Net revenue	194,867	28,702	—	3,563	227,132

Expenses
Operations	124,471	11,987	—	1,440	137,898
Cash advance loss provision	6,676	—	—	—	6,676
Administration	24,874	4,075	—	610	29,559
Depreciation and amortization	11,794	2,472	—	693	14,959

Total expenses	167,815	18,534	—	2,743	189,092

Income from operations	$27,052	$10,168	$—	$820	$38,040

(a)	Cashland only, for the period from date of acquisition, August 1, 2003 to December 31, 2003.

(b)	Mr. Payroll only.

(unaudited)

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Pawn Lending

	United		Cash	Check
	States	Foreign	Advance (a)	Cashing (b)	Consolidated

As of December 31, 2002:
Total assets	$279,208	$89,532	$—	$7,738	$376,478

Expenditures for property and equipment	$8,740	$2,224	$—	$363	$11,327

Year Ended December 31, 2001:
Revenue
Finance and service charges	$92,687	$21,176	$—	$—	$113,863
Proceeds from disposition of merchandise	222,013	9,866	—	—	231,879
Cash advance fees	5,993	—	—	—	5,993
Check cashing royalties and fees	—	799	—	3,395	4,194

Total revenue	320,693	31,841	—	3,395	355,929
Cost of revenue – disposed merchandise	143,684	7,307	—	—	150,991

Net revenue	177,009	24,534	—	3,395	204,938

Expenses
Operations	118,099	10,247	—	1,335	129,681
Cash advance loss provision	2,301	—	—	—	2,301
Administration	21,581	3,507	—	634	25,722
Depreciation and amortization	13,644	2,105	—	880	16,629

Total expenses	155,625	15,859	—	2,849	174,333

Income from operations	$21,384	$8,675	$—	$546	$30,605

As of December 31, 2001:
Total assets	$292,426	$74,784	$—	$7,074	$374,284

Expenditures for property and equipment	$29,786	$1,947	$—	$96	$31,829

(a)	Cashland only, for the period from date of acquisition, August 1, 2003 to December 31, 2003.

(b)	Mr. Payroll only.

     The geographic distribution of property and equipment at December 31, 2003, 2002 and 2001, was as follows (in thousands):

	United States	Foreign	Consolidated

2003	$67,852	$11,125	$78,977
2002	57,799	9,455	67,254
2001	60,366	8,084	68,450

19. Related Party Transactions

     In December 1999, the Company sold three pawnshops, including certain real estate, for $4,520,000 to Ace Pawn, Inc (“Ace”) whose sole stockholder, J.D. Credit, Inc. (“J. D. Credit”) is controlled by the Chairman of the Board of Directors of the Company. The purchase price was determined by independent appraisal and approved by the Board of Directors of the Company. A gain of $2,224,000 was recognized on the transaction. The Company received promissory notes from Ace that were collateralized

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

by all of its assets. In addition, J.D. Credit pledged the common stock of Ace and the Chairman of the Board provided a personal guaranty for repayment of the notes. The notes required quarterly principal payments and interest payments at 10% per annum with a final balloon payment due in December 2002. The amount due on the notes was $2,587,000 at December 31, 2002, and was included in “Other assets” in the accompanying balance sheet. Ace paid off the notes in full on January 13, 2003. The Company recorded interest income from the notes of $9,000, $285,000 and $313,000 in 2003, 2002 and 2001, respectively.

     Upon completion of the sale, the three pawnshops were converted to Company franchise units. Royalties recorded by the Company for these units were $77,000, $83,000 and $79,000 for 2003, 2002, and 2001, respectively. The Company has the right of first refusal in the event of a proposed resale of the remaining pawnshops.

     In October 2003, the Company purchased one of the pawnshops from Ace for $2,461,000 cash. The purchase price was determined by independent appraisal and approved by the Board of Directors of the Company.

20. Fair Values of Financial Instruments

     Cash and cash equivalents bear interest at market rates and have maturities of less than 90 days. Pawn loans have relatively short maturity periods depending on local regulations, generally 90 days or less in the United States and 180 days or less in the United Kingdom and Sweden. Cash advances have maturity periods of 45 days or less. Finance and service charge rates are determined by regulations and bear no valuation relationship to capital markets’ interest rate movements. Generally, pawn loans may only be resold to a licensed pawnbroker.

     The Company’s bank credit facilities bear interest at rates that are frequently adjusted on the basis of market rate changes. The fair values of the remaining long-term debt instruments are estimated based on market values for debt issues with similar characteristics or rates currently available for debt with similar terms.

     The carrying amounts and estimated fair values of financial instruments at December 31, 2003 and 2002, were as follows (in thousands):

	2003		2002

	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value

Financial assets:
Cash and cash equivalents	$14,547	$14,547	$3,951	$3,951
Pawn loans	141,871	141,871	127,388	127,388
Cash advances, net	28,346	28,346	2,210	2,210
Notes receivable	—	—	2,587	2,587
Interest rate caps	—	—	—	—
Financial liabilities:
Bank lines of credit	$80,751	$80,751	$56,202	$56,202
Senior unsecured notes	79,929	84,480	92,500	96,518

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

21. Quarterly Financial Data (Unaudited)

     The Company’s operations are subject to seasonal fluctuations. Revenue tends to be highest during the first and fourth calendar quarters. The following is a summary of the quarterly results of operations for the years ended December 31, 2003 and 2002 (in thousands, except per share data):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

2003
Total revenue	$105,505	$94,417	$107,148	$130,607
Cost of revenue	41,554	35,387	36,584	46,488
Net revenue	63,951	59,030	70,564	84,119
Income from operations	12,965	9,077	11,712	20,545
Net income	6,769	5,651	6,042	11,574
Diluted net income per share	0.27	0.22	0.22	0.40
Diluted weighted average common shares	24,784	25,128	27,197	28,921
2002
Total revenue	$100,720	$90,987	$89,956	$106,180
Cost of revenue	43,881	39,185	34,556	43,089
Net revenue	56,839	51,802	55,400	63,091
Income from operations	10,410	6,276	7,329	14,025
Income from continuing operations	5,203	2,682	3,182	7,442
Gain from discontinued operations	—	800	—	—
Net income	5,203	3,482	3,182	7,442
Diluted income from continuing operations per share	0.21	0.11	0.13	0.30
Diluted gain from discontinued operations per share	—	0.03	—	—
Diluted net income per share	0.21	0.14	0.13	0.30
Diluted weighted average common shares	24,862	24,916	24,773	24,818

22. Subsequent Event

     The Company’s June 30, 2003 asset purchase agreement for the purchase of the assets of Cashland, Inc. contained a provision under which the seller could potentially have received additional consideration based upon the future earnings of the business. On February 2, 2004, the parties amended the asset purchase agreement to eliminate that provision and to provide instead for the Company to make a final payment of additional consideration in the amount of $5,400,000. The payment consisted of $2,900,000 in cash and a subordinated note for $2,500,000. Interest on the note accrues at 12% per annum and is payable semi-annually. The note principal is payable in nine equal annual installments beginning in February 2006. The final payment is due in February 2014, however, the note may be prepaid after February 1, 2006. In February 2004, the Company will increase goodwill for the additional consideration paid.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 9A. CONTROLS AND PROCEDURES

     Under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, management of the Company has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2003 (“Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective in timely alerting them to the material information relating to the Company required to be included in its periodic filings with the Securities and Exchange Commission.

     There has been no significant change in the Company’s internal control over financial reporting that was identified in connection with management’s evaluation described in Item 9A above and has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

     The Company’s management, including its Chief Executive Officer and Chief Financial Officer, does not expect that the Company’s disclosure controls and procedures or internal controls will prevent all possible error and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information required by this Item 10 with respect to directors, the Audit Committee of the Board of Directors and Audit Committee financial experts is incorporated into this report by reference to the Company’s Proxy Statement for the 2004 Annual Meeting of Shareholders (“Proxy Statement”), and in particular to the information in the Proxy Statement under the captions “Election of Directors” and “Meetings and Committees of the Board of Directors.” Information concerning executive officers is contained in Item 1 of this report under the caption “Executive Officers.” Information regarding Section 16(a) compliance is incorporated into this report by reference to the information contained under the caption “Compliance With Section 16(a) of the Securities Exchange Act of 1934” in the Proxy Statement.

     The Company has adopted a Code of Business Conduct and Ethics that applies to all of its directors, officers, and employees. This Code is publicly available on the Company’s website at www.cashamerica.com. Amendments to this Code and any grant of a waiver from a provision of the Code requiring disclosure under applicable SEC rules will be disclosed on the Company’s website. These materials may also be requested in print by writing to the Company’s Secretary at Cash America International, Inc., 1600 West 7th Street, Fort Worth, Texas 76102.

ITEM 11. EXECUTIVE COMPENSATION

     Information contained under the caption “Executive Compensation” in the Proxy Statement is incorporated by reference into this report in response to this Item 11.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information contained under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Executive Compensation – Equity Compensation Plan Information” in the Proxy Statement is incorporated into this report by reference in response to this Item 12.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information contained under the caption “Executive Compensation” in the Proxy Statement is incorporated into this report by reference in response to this Item 13.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

     Information contained under the caption “Independent Auditors” in the Proxy Statement is incorporated into this report by reference in response to this Item 14.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	(1)	Financial Statements: See Item 8, “Financial Statements and Supplementary Data,” on pages 41 through 72 hereof, for a list of the Company’s consolidated financial statements and report of independent auditors.

	(2)	Financial Statement Schedule: The following financial statement schedule of the Company is included herein on pages 76 through 77.

		Report of Independent Auditors on Financial Statement Schedule (76)
		Schedule II – Valuation Accounts (77)

		All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions, are inapplicable, or the required information is included elsewhere in the financial statements.

	(3)	Exhibits required by Item 601 of Regulation S-K: The exhibits filed in response to this item are listed in the Exhibit Index on pages 78 through 80.

(b)	Reports on Form 8-K

On October 23, 2003, the Company filed a Report on Form 8-K that it had issued a press release announcing its earnings for the third quarter of 2003. A copy of the press release was filed with the report as an exhibit.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 1, 2004.

CASH AMERICA INTERNATIONAL, INC.

By:	/s/ DANIEL R. FEEHAN

Daniel R. Feehan
Chief Executive Officer and President

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the report has been signed by the following persons on March 1, 2004 on behalf of the registrant and in the capacities indicated.

Signature	Title	Date

/s/ JACK R. DAUGHERTY Jack R. Daugherty	Chairman of the Board of Directors	March 1, 2004

/s/ DANIEL R. FEEHAN Daniel R. Feehan	Chief Executive Officer, President and Director (Principal Executive Officer)	March 1, 2004

/s/ THOMAS A. BESSANT, JR. Thomas A. Bessant, Jr.	Executive Vice President – Chief Financial Officer (Principal Financial and Accounting Officer)	March 1, 2004

/s/ A. R. DIKE A. R. Dike	Director	March 1, 2004

/s/ JAMES H. GRAVES James H. Graves	Director	March 1, 2004

/s/ B. D. HUNTER B. D. Hunter	Director	March 1, 2004

/s/ TIMOTHY J. McKIBBEN Timothy J. McKibben	Director	March 1, 2004

/s/ ALFRED M. MICALLEF Alfred M. Micallef	Director	March 1, 2004

/s/ CLIFTON H. MORRIS, JR. Clifton H. Morris, Jr.	Director	March 1, 2004

REPORT OF INDEPENDENT AUDITORS
ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Stockholders
Cash America International, Inc.

     Our audits of the consolidated financial statements referred to in our report dated February 23, 2004 also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K of Cash America International, Inc. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP

Fort Worth, Texas
February 23, 2004

SCHEDULE II

CASH AMERICA INTERNATIONAL, INC.
VALUATION ACCOUNTS
For the Three Years Ended December 31, 2003
(dollars in thousands)

		Additions

	Balance at	Charged	Charged				Balance at
	Beginning	to	To				End
Description	of Period	Expense	Other		Deductions		of Period

Allowance for losses on cash advances –
Year Ended:
December 31, 2003	$1,748	$10,756	$3,397	(a)	$12,453		$3,448

December 31, 2002	$711	$6,676	$2,052	(a)	$7,691		$1,748

December 31, 2001	$243	$2,301	$302	(a)	$2,135		$711

Allowance for valuation of inventory –
Year Ended:
December 31, 2003	$1,445	$770	$—		$799	(b)	$1,416

December 31, 2002	$1,589	$904	$—		$1,048	(b)	$1,445

December 31, 2001	$2,012	$745	$—		$1,168	(b)	$1,589

Allowance for valuation of deferred tax assets –
Year Ended:
December 31, 2003	$7,691	$(487)	$—		$—		$7,204

December 31, 2002	$7,628	$63	$—		$—		$7,691

December 31, 2001	$7,919	$—	$—		$291		$7,628

Allowance for valuation of discontinued operations –
Year Ended:
December 31, 2003	$623	$36	$—		$270		$389

December 31, 2002	$8,093	$(1,214)	$—		$6,256		$623

December 31, 2001	$—	$10,961	$—		$2,868		$8,093

(a)	Recoveries.

(b)	Deducted from allowance for write-off or other disposition of merchandise.

EXHIBIT INDEX

     The following documents are filed as a part of this report. Those exhibits previously filed and incorporated herein by reference are identified by reference to the list of prior filings after the list of exhibits. Exhibits not required for this report have been omitted.

Exhibit	Description

3.1	Articles of Incorporation of Cash America Investments, Inc. filed in the office of the Secretary of State of Texas on October 4, 1984. (a) (Exhibit 3.1)

3.2	Articles of Amendment to the Articles of Incorporation of Cash America Investments, Inc. filed in the office of the Secretary of State of Texas on October 26, 1984. (a) (Exhibit 3.2)

3.3	Articles of Amendment to the Articles of Incorporation of Cash America Investments, Inc. filed in the office of the Secretary of State of Texas on September 24, 1986. (a) (Exhibit 3.3)

3.4	Articles of Amendment to the Articles of Incorporation of Cash America Investments, Inc. filed in the office of the Secretary of State of Texas on September 30, 1987. (b) (Exhibit 3.4)

3.5	Articles of Amendment to the Articles of Incorporation of Cash America Investments, Inc. filed in the office of the Secretary of State of Texas on April 23, 1992 to change the Company’s name to “Cash America International, Inc.” (c) (Exhibit 3.5)

3.6	Articles of Amendment to the Articles of Incorporation of Cash America International, Inc. filed in Office of the Secretary of State of Texas on May 21, 1993. (d) (Exhibit 3.6)

3.7	Bylaws of Cash America International, Inc. (e) (Exhibit 3.5)

3.8	Amendment to Bylaws of Cash America International, Inc. dated effective September 26, 1990. (f) (Exhibit 3.6)

3.9	Amendment to Bylaws of Cash America International, Inc. dated effective April 22, 1992. (c) (Exhibit 3.8)

4.1	Form of Stock Certificate. (c) (Exhibit 4.1)

10.1	1994 Long-Term Incentive Plan. (h) (Exhibit 10.5)

10.2	Amendment to 1994 Long-Term Incentive Plan dated July 22, 1997. (i) (Exhibit 10.1)

10.3	Amendment to 1994 Long-Term Incentive Plan dated April 20, 1999. (p) (Exhibit 10.1)

10.4	Amendment to 1994 Long-Term Incentive Plan dated May 16, 2001. (t) (Exhibit 10.8)

10.5	Note Agreement between the Company and Teachers Insurance and Annuity Association of America dated as of May 6, 1993. (j) (Exhibit 10.1)

10.6	First Supplement to Note Agreement between the Company and Teacher Insurance and Annuity Association of America dated as of September 20, 1994. (h) (Exhibit 10.11)

10.7	Second Supplement (May 12, 1995), Third Supplement (July 7, 1995), and Fourth Supplement (November 10, 1995) to 1993 Note Agreement between the Company and Teachers Insurance and Annuity Association of America. (k) (Exhibit 10.1)

10.8	Fifth Supplement (December 30, 1996) to 1993 Note Agreement between the Company and Teachers Insurance and Annuity Association of America. (g) (Exhibit 10.13)

10.9	Sixth Supplement (December 30, 1997) to 1993 Note Agreement between the Company and Teachers Insurance and Annuity Association of America. (l) (Exhibit 10.16)

10.10	Seventh Supplement (December 31, 1998) to 1993 Note Agreement between the Company and Teachers Insurance and Annuity Association of America. (m) (Exhibit 10.18)

Exhibit	Description

10.11	Eighth Supplement (September 29, 1999) to 1993 Note Agreement between the Company and Teachers Insurance and Annuity Association of America. (n) (Exhibit 10.3)

10.12	Ninth Supplement (June 30, 2000) to 1993 Note Agreement between the Company and Teachers Insurance and Annuity Association of America. (q) (Exhibit 10.3)

10.13	Tenth Supplement (September 30, 2001) to 1993 Note Agreement between the Company and Teachers Insurance and Annuity Association of America. (r) (Exhibit 10.18)

10.14	Note Agreement between the Company and Teachers Insurance and Annuity Association of America dated as of July 7, 1995. (o) (Exhibit 10.1)

10.15	First Supplement (November 10, 1995) to 1995 Note Agreement between the Company and Teachers Insurance and Annuity Association of America. (k) (Exhibit 10.2)

10.16	Second Supplement (December 30, 1996) to 1995 Note Agreement between the Company and Teachers Insurance and Annuity Association of America. (g) (Exhibit 10.16)

10.17	Third Supplement (December 30, 1997) to 1995 Note Agreement between the Company and Teachers Insurance and Annuity Association of America. (l) (Exhibit 10.20)

10.18	Fourth Supplement (December 31, 1998) to 1995 Note Agreement between the Company and Teachers Insurance and Annuity Association of America. (m) (Exhibit 10.23)

10.19	Fifth Supplement (September 29, 1999) to 1995 Note Agreement between the Company and Teachers Insurance and Annuity Association of America. (n) (Exhibit 10.2)

10.20	Sixth Supplement (June 30, 2000) to 1995 Note Agreement between the Company and Teachers Insurance and Annuity Association of America. (q) (Exhibit 10.2)

10.21	Seventh Supplement (September 30, 2001) to 1995 Note Agreement between the Company and Teachers Insurance and Annuity Association of America. (r) (Exhibit 10.26)

10.22	Note Agreement dated as of December 1, 1997 among the Company and the Purchasers named therein for the issuance of the Company’s 7.10% Senior Notes due January 2, 2008 in the aggregate principal amount of $30,000,000. (l) (Exhibit 10.23)

10.23	First Supplement (December 31, 1998) to Note Agreement dated as of December 1, 1997 among the Company and the purchasers named herein. (m) (Exhibit 10.29)

10.24	Second Supplement (September 29, 1999) to Note Agreement dated as of December 1, 1997 among the Company and the purchasers named herein. (n) (Exhibit 10.1)

10.25	Third Supplement (June 30, 2000) to Note Agreement dated as of December 1, 1997 among the Company and the purchasers named herein. (q) (Exhibit 10.1)

10.26	Fourth Supplement (September 30, 2000) to Note Agreement dated as of December 1, 1997 among the Company and the purchasers named herein. (r) (Exhibit 10.38)

10.27	Note Agreement dated as of August 12, 2002 among the Company and the Purchasers named therein for the issuance of the Company’s 7.20% Senior Notes due August 12, 2009 in the aggregate principal amount of $42,500,000. (s) (Exhibit 10.1)

10.28	Credit Agreement among the Company, certain lenders named therein, and Wells Fargo Bank Texas, National Association, as Administrative Agent dated as of August 14, 2002. (t) (Exhibit 10.2)

10.29	First Amendment to Credit Agreement dated July 31, 2003 among the Company and the Lenders named herein, Wells Fargo Bank Texas National Association, as Administrative Agent and Bank One N.A., as Documentation Agent. (u) (Exhibit 10.1)

10.30	Amended and Restated Executive Employment Agreement between the Company and Mr. Feehan dated as of January 21, 2004.

Exhibit	Description

10.31	Executive Change-in-Control Severance Agreement dated December 22, 2003 between the Company and each of its Executive Vice Presidents (Thomas A. Bessant, Jr., Robert D. Brockman, Jerry D. Finn, Michael D. Gaston, William R. Horne, James H. Kauffman, Hugh A. Simpson)

10.32	Supplemental Executive Retirement Plan dated effective January 1, 2003.

14	Code of Ethics. The Company’s Code of Business Conduct and Ethics may be accessed via the Company’s website at www.cashamerica.com.

21	Subsidiaries of Cash America International, Inc.

23	Consent of PricewaterhouseCoopers LLP.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) promulgated under the Securities Exchange Act of 1934.

31.2	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) promulgated under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Certain Exhibits are incorporated by reference to the Exhibits shown in parenthesis contained in the Company’s following filings with the Securities and Exchange Commission:

(a)	Registration Statement Form S-1, File No. 33-10752.

(b)	Amendment No. 1 to its Registration Statement on Form S-4, File No. 33-17275.

(c)	Annual Report on Form 10-K for the year ended December 31, 1992.

(d)	Annual Report on Form 10-K for the year ended December 31, 1993.

(e)	Post-Effective Amendment No. 1 to its Registration Statement on Form S-4, File No. 33-17275.

(f)	Annual Report on Form 10-K for the year ended December 31, 1990.

(g)	Annual Report on Form 10-K for the year ended December 31, 1996.

(h)	Annual Report on Form 10-K for the year ended December 31, 1994.

(i)	Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.

(j)	Quarterly Report on Form 10-Q for the quarter ended March 31, 1993.

(k)	Quarterly Report on Form 10-Q for the quarter ended September 30, 1995.

(l)	Annual Report on Form 10-K for the year ended December 31, 1997.

(m)	Annual Report on Form 10-K for the year ended December 31, 1998.

(n)	Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.

(o)	Quarterly Report on Form 10-Q for the quarter ended June 30, 1995.

(p)	Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.

(q)	Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

(r)	Annual Report on Form 10-K for the year ended December 31, 2001.

(s)	Current Report on Form 8-K dated August 15, 2002.

(t)	Annual Report on Form 10-K for the year ended December 31, 2002.

(u)	Current Report on Form 8-K dated July 31, 2003.