Form 10-Q
period 2004-03-31
CASH AMERICA INTERNATIONAL INC
filed 2004-04-26
CIK 807884

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ____________________

Commission File Number 1-9733

CASH AMERICA INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

Texas (State or other jurisdiction of incorporation or organization)	75-2018239 (I.R.S. Employer Identification No.)

1600 West 7th Street Fort Worth, Texas (Address of principal executive offices)	76102 (Zip Code)

(817) 335-1100
(Registrant’s telephone number, including area code)
N/A
(Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

28,346,817 common shares, $.10 par value, were outstanding as of April 20, 2004

CASH AMERICA INTERNATIONAL, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	March 31,		December 31,
	2004	2003	2003
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$11,110	$5,256	$14,547
Pawn loans	135,394	121,581	141,871
Cash advances, net	23,935	7,148	28,346
Merchandise held for disposition, net	50,330	49,216	56,120
Finance and service charges receivable	21,918	19,371	23,568
Other receivables and prepaid expenses	12,206	7,492	10,628
Income taxes recoverable	—	—	3,208
Deferred tax assets	6,468	4,759	6,868

Total current assets	261,361	214,823	285,156
Property and equipment, net	79,921	66,929	78,977
Goodwill	123,516	80,658	117,963
Other assets	6,599	3,518	7,436

Total assets	$471,397	$365,928	$489,532

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$28,101	$21,286	$39,167
Customer deposits	4,858	4,455	4,102
Income taxes currently payable	4,962	3,693	1,386
Current portion of long-term debt	8,286	12,571	8,286

Total current liabilities	46,207	42,005	52,941
Deferred tax liabilities	8,410	4,874	7,704
Long-term debt	127,533	121,764	152,394
Stockholders’ equity:
Common stock, $.10 par value per share, 80,000,000 shares authorized, 30,235,164 share issued	3,024	3,024	3,024
Additional paid-in capital	142,743	127,819	141,867
Retained earnings	152,538	119,743	141,642
Accumulated other comprehensive income (loss)	8,879	(3,208)	7,995
Notes receivable secured by common stock	(2,488)	(5,864)	(2,488)
Treasury shares, at cost (1,956,372 shares, 6,056,367 shares and 2,040,180 shares at March, 31, 2004 and 2003, and December 31, 2003, respectively)	(15,449)	(44,229)	(15,547)

Total stockholders’ equity	289,247	197,285	276,493

Total liabilities and stockholders’ equity	$471,397	$365,928	$489,532

See notes to consolidated financial statements.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three Months Ended
	March 31,
	2004	2003
	(Unaudited)
Revenue
Finance and service charges	$35,500	$31,455
Proceeds from disposition of merchandise	72,715	66,119
Cash advance fees	19,656	6,466
Check cashing royalties and fees	4,039	1,465

Total Revenue	131,910	105,505
Cost of Revenue
Disposed merchandise	45,069	41,554

Net Revenue	86,841	63,951

Expenses
Operations	46,564	36,970
Cash advance loss provision	3,044	1,332
Administration	12,646	8,995
Depreciation and amortization	4,652	3,689

Total Expenses	66,906	50,986

Income from Operations	19,935	12,965
Interest expense, net	2,249	2,176

Income before income taxes	17,686	10,789
Provision for income taxes	6,296	4,020

Net Income	$11,390	$6,769

Net income per share:
Basic	$0.40	$0.28
Diluted	$0.39	$0.27
Weighted average common shares outstanding:
Basic	28,241	24,242
Diluted	29,453	24,784
Dividends declared per common share	$0.0175	$0.0125

See notes to consolidated financial statements.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	March 31,
	2004		2003
	Shares	Amounts	Shares	Amounts
	(Unaudited)
Common stock
Balance at March 31	30,235,164	$3,024	30,235,164	$3,024

Additional paid-in capital
Balance at beginning of year		141,867		127,819
Exercise of stock options		218		—
Stock-based compensation		239		—
Tax benefit from exercise of stock options		419		—

Balance at March 31		142,743		127,819

Retained earnings
Balance at beginning of year		141,642		113,278
Net income		11,390		6,769
Dividends declared		(494)		(304)

Balance at March 31		152,538		119,743

Accumulated other comprehensive income (loss)
Balance at beginning of year		7,995		(2,718)
Foreign currency translation adjustments		884		(490)

Balance at March 31		8,879		(3,208)

Notes receivable secured by common stock
Balance at March 31		(2,488)		(5,864)

Treasury shares, at cost
Balance at beginning of year	(2,040,180)	(15,547)	(5,939,794)	(43,204)
Purchases of treasury shares	(31,993)	(777)	(116,573)	(1,025)
Exercise of stock options	115,801	875	—	—

Balance at March 31	(1,956,372)	(15,449)	(6,056,367)	(44,229)

Total Stockholders’ Equity		$289,247		$197,285

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES

STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Three Months Ended
	March 31,
	2004	2003
	(Unaudited)
Net income	$11,390	$6,769
Other comprehensive income (loss), net of tax of $0–
Foreign currency translation adjustments	884	(490)

Total Comprehensive Income	$12,274	$6,279

See notes to consolidated financial statements.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended
	March 31,
	2004	2003
	(Unaudited)
Cash Flows from Operating Activities
Net income	$11,390	$6,769
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,652	3,689
Cash advance loss provision	3,044	1,332
Stock-based compensation expense	239	—
Changes in operating assets and liabilities –
Merchandise held for disposition	5,955	5,166
Finance and service charges receivable	1,897	1,574
Other receivables and prepaid expenses	(803)	3,943
Accounts payable and accrued expenses	(11,127)	(3,632)
Customer deposits, net	756	405
Current income taxes	7,142	1,625
Deferred income taxes, net	1,178	1,093

Net cash provided by operating activities	24,323	21,964

Cash Flows from Investing Activities
Pawn loans forfeited and transferred to merchandise held for disposition	34,257	31,657
Pawn loans repaid or renewed	86,099	77,811
Pawn loans made, including loans renewed	(113,670)	(103,221)

Net decrease in pawn loans	6,686	6,247

Cash advances repaid or renewed	87,649	14,649
Cash advances made, assigned or purchased	(86,447)	(20,752)

Net decrease (increase) in cash advances	1,202	(6,103)

Acquisitions, net of cash acquired	(2,918)	(1,937)
Purchases of property and equipment	(5,054)	(3,241)

Net cash used by investing activities	(84)	(5,034)

Cash Flows from Financing Activities
Net repayments under bank lines of credit	(23,234)	(9,995)
Payments on notes payable	(4,286)	(4,286)
Proceeds from exercise of stock options	1,093	—
Treasury shares purchased	(777)	(1,025)
Dividends paid	(494)	(304)

Net cash used by financing activities	(27,698)	(15,610)

Effect of exchange rate changes on cash	22	(15)

Net (decrease) increase in cash	(3,437)	1,305
Cash and cash equivalents at beginning of year	14,547	3,951

Cash and cash equivalents at end of period	$11,110	$5,256

Supplemental Disclosures
Noncash investing and financing activities:
Note payable issued in settlement of purchase transactions	$2,500	$—

See notes to consolidated financial statements.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. Basis of Presentation

     The consolidated financial statements include the accounts of Cash America International, Inc. and its majority-owned subsidiaries (the “Company”). All significant intercompany accounts and transactions have been eliminated in consolidation.

     The financial statements as of March 31, 2004 and 2003, and for the three month periods then ended, are unaudited but, in management’s opinion, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for such interim periods. Operating results for the three month periods are not necessarily indicative of the results that may be expected for the full fiscal year.

     Certain amounts in the consolidated financial statements for the three month period ended March 31, 2003, have been reclassified to conform to the presentation format adopted in 2004. These reclassifications have no effect on the net income previously reported.

     These financial statements and related notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2003 Annual Report to Stockholders.

2. Revenue Recognition

     Pawn Lending • Pawn loans (“loans”) are made on the pledge of tangible personal property. The Company accrues finance and service charges revenue only on those loans that the Company deems collectible, based on historical loan redemption statistics. For loans not repaid, the carrying value of the forfeited collateral (“merchandise held for disposition”) is stated at the lower of cost (cash amount loaned) or market. Revenue is recognized at the time that merchandise is sold. Interim customer payments for layaway sales are recorded as customer deposits and subsequently recognized as revenue during the period in which final payment is received.

     Cash Advances • Cash advances provide customers with cash in exchange for a promissory note or other repayment agreement supported by that customer’s personal check for the aggregate amount of the cash advanced plus a service fee. To repay the cash advance, customers may redeem their check by paying cash or they may allow the check to be presented for collection. The Company accrues fees and interest on cash advances on a constant yield basis ratably over their terms. For those locations that offer cash advances from a third-party bank, the Company receives administrative service fees for services provided on the bank’s behalf. These fees are recorded in revenue when earned.

     Check Cashing • The Company records fees derived from its owned check cashing locations and consumer finance centers in the period in which the service is provided. Royalties derived from franchise locations are recorded on the accrual basis.

3. Stock-Based Compensation

     Under various equity compensation plans (the “Plans”) it sponsors, the Company is authorized to issue 8,300,000 shares of common stock pursuant to the grant of “Awards” including incentive stock options (intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended), nonqualified stock options, restricted stock and restricted stock units.

     In January 2004, the Company changed its approach to annual equity based compensation awards by granting 103,175 restricted stock units to its officers under the provisions of the 1994 Long-term Incentive Plan instead of stock options. Each vested restricted stock unit entitles the holder to receive a share of the common stock of the Company to be issued upon vesting. The aggregate market value of these restricted stock units at the date of grant of $2,357,000 is being amortized to expense over the vesting periods of 4 years. Compensation expense for this grant along with compensation expense associated with the restricted stock units granted in December 2003 in conjunction with the adoption of the Supplemental Executive Retirement Plan totaling $155,000 (net of related tax of $84,000) was recognized in the three month period ended March 31, 2004.

     Stock options granted under the Plans have contractual terms of 5 to 15 years and have an exercise price equal to or greater than the fair market value of the stock at grant date. Stock options granted vest over periods ranging from 1 to 7 years. However, the terms of the options with the 7-year vesting periods and certain of the 4-year and 5-year vesting periods include provisions which accelerate vesting if specified share price appreciation criteria are met. During the three months ended March 31, 2004, 551,547 shares vested due to the acceleration provision. No accelerated vesting of stock options occurred during the three months ended March 31, 2003.

     The Company accounts for its stock-based employee compensation plans in accordance with Accounting Principal Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), often referred to as the “intrinsic value” based method, accordingly, no compensation expense has been recognized for its stock options. Had compensation expense for the Company’s stock options been determined using the fair value accounting provisions of Statement of Financial Accounting Standards No. 123 “Accounting for Stock-Based Compensation” (“SFAS 123”), the Company’s net income and related amounts per share, basic and diluted, for each of the three month periods ended March 31, 2004 and 2003 would have been reported as follows (in thousands, except per share amounts).

     Included in the pro forma amounts below is the effect of the accelerated vesting of the 551,547 shares, which brings the pro forma compensation expense of those options shares forward to the current period, eliminating it from future periods had scheduled vesting occurred during the remainder of 2004 through 2007.

	2004	2003
Net income – as reported	$11,390	$6,769
Deduct: Total stock-based employee compensation expense (a)	810	414

Net income – pro forma	$10,580	$6,355

Net income per share –
Basic:
As reported	$0.40	$0.28
Pro forma	$0.37	$0.26
Diluted:
As reported	$0.39	$0.27
Pro forma	$0.36	$0.26

(a)	Determined under fair value based method for all awards, net of related tax effects. “All awards” refers to options granted, modified, or settled in fiscal periods beginning after December 15, 1994, that is, options for which the fair value was required to be measured under SFAS 123. The pro-forma stock-based employee compensation expense of the 551,547 option shares that accelerated in the first three months of 2004 was $537,000 out of the total $810,000. Excluding this amount from the pro forma results above in the first three months of 2004 would have resulted in an expense of $273,000 and pro forma net income per share of $0.39 (basic) and $0.38 (diluted).

     The pro forma amounts of stock options granted were estimated on the date of grant using the Black-Scholes option-pricing model. No stock options were granted during the three months ended March 31, 2004. For options granted during the three months ended March 31, 2003, the following weighted average assumptions were used:

Expected term (year)	8.4
Risk-free interest Rate	4.13%
Expected dividend yield	0.61%
Expected volatility	50.1%

4. Recent Accounting Pronouncement

     In December 2003, the Accounting Standards Executive Committee (“AcSEC”) issued Statement of Position 03-3 (“SOP 03-3”), “Accounting for Certain Loans or Debt Securities Acquired in a Transfer.” SOP 03-3 requires that the excess of contractual cash flows over cash flows expected to be collected not be recognized as an adjustment of yield, loss accrual, or valuation allowance. Subsequent increases in cash flows expected to be collected generally should be recognized prospectively through adjustment of the loan’s yield over its remaining life and decreases in cash flows expected to be collected should be recognized as impairment. SOP 03-3 is effective for loans acquired in fiscal years beginning after December 15, 2004 and is not expected to have a material effect on the Company’s consolidated financial position or results of operations

5. Acquisitions

     The Company’s June 30, 2003 asset purchase agreement for the purchase of the assets of Cashland, Inc. through Cashland Financial Services, Inc. (“Cashland”), a wholly-owned subsidiary, contained a provision under which the seller could potentially have received additional consideration based upon the future earnings of the business. On February 2, 2004, the parties amended the asset purchase agreement to eliminate that provision and to provide instead for the Company to make a final payment of additional consideration in the amount of $5,400,000. The payment consisted of $2,900,000 in cash and a subordinated note for $2,500,000 (see Note 9). The Company increased goodwill accordingly for the additional consideration paid (see Note 8).

     The following table provides information concerning the acquisitions made during the three months ended March 31, 2004 and 2003 ($ in thousands):

	2004	2003
Number of stores acquired:
Pawnshops	-0-	3
Check cashing franchise	-0-	1
Purchase price allocated to:
Pawn loans	$—	$543
Finance and service charges receivable	—	55
Property and equipment	—	151
Goodwill	—	960
Non-competition agreements	—	10
Other assets, net	—	218

Total purchase price	$—	$1,937

6. Cash Advances and Allowance for Losses

     The Company offers the cash advance product through its Cash America pawnshops, Cash America Payday Advance locations and Cashland consumer finance centers. Cash advances are generally offered for a term of 7 to 45 days, depending on the customer’s next payday. The Company originates cash advances in some of its locations and markets and services cash advances made by a third-party bank in other Company locations. The Company has entered into an agreement with a second third-party bank that will begin offering cash advances in some of those locations in the second quarter of 2004.

     Under the bank program, the Company purchases a participation interest in the bank originated cash advances, and receives an administrative fee for its services. In order to benefit from the use of the Company’s collection resources and proficiency, all cash advances unpaid after maturity are assigned to the Company at a discount from the amount owed by the borrower. Losses on cash advances assigned to the Company that prove uncollectible are the responsibility of the Company. To the extent that the Company collects an amount owed by the customer in excess of the amount assigned by the bank, the Company is entitled to the excess and recognizes it in income when collected. Since the Company may not be successful in the collection of the assigned accounts, the Company’s cash advance loss provision includes amounts estimated to be adequate to absorb credit losses from cash advances in the aggregate portfolio, including those expected to be assigned from the third-party bank’s outstanding portfolio.

     Cash advances outstanding at March 31, 2004 and 2003, were as follows ($ in thousands):

	2004	2003
Originated by the Company
Active cash advances and fees receivable	$14,912	$1,073
Cash advances and fees in collection	2,766	238

Total originated by the Company	17,678	1,311

Originated by bank
Active cash advances and fees receivable	8,230	6,017
Cash advances and fees in collection	2,115	1,885

Total originated by bank	10,345	7,902

Combined gross portfolio	28,023	9,213
Less: Elimination of cash advances owned by bank	1,015	465
Less: Discount on cash advances assigned by bank	384	237

Company cash advances and fees receivable, gross	26,624	8,511
Less: Allowance for losses	2,689	1,363

Cash advances and fees receivable, net	$23,935	$7,148

Allowance for losses as a % of combined gross portfolio	9.6%	14.8%

     Changes in the allowance for losses on cash advances for the three month periods ended March 31, 2004 and 2003, were as follows ($ in thousands):

	2004	2003
Balance at beginning of period	$3,448	$1,748
Cash advance loss provision	3,044	1,332
Charge-offs	(5,879)	(2,463)
Recoveries	2,076	746

Balance at end of period	$2,689	$1,363

Cash advance loss provision as a % of combined advances written	2.5%	3.5%

Charge-offs (net of recoveries) as a % of combined advances written	3.1%	4.5%

     Cash advances assigned by the bank to the Company for collection were $9,216,000 and $6,652,000, for the three months ended March 31, 2004 and 2003, respectively. The Company’s participation interest in bank originated cash advances was $7,142,000 and $3,828,000 at March 31, 2004 and 2003, respectively.

7. Earnings Per Share Computation

     The following table sets forth the reconciliation of numerators and denominators for the basic and diluted earnings per share computation for the three month periods ended March 31, 2004 and 2003 (in thousands):

	2004	2003
Basic earnings per share computation –
Numerator: Net income available to common stockholders	$11,390	$6,769

Denominator: Weighted average common shares outstanding	28,241	24,242

Diluted earnings per share computation –
Numerator: Net income available to common stockholders	$11,390	$6,769

Denominator:
Weighted average common shares outstanding	28,241	24,242
Effect of shares applicable to stock option plans	832	475
Effect of other stock-based compensation plans	314	—
Effect of shares applicable to nonqualified savings plan	66	67

Total diluted shares	29,453	24,784

8. Goodwill and Other Intangible Assets

     Goodwill and other intangible assets having an indefinite useful life are tested for impairment annually at June 30, or more frequently if events or changes in circumstances indicate that the assets might be impaired. The Company amortizes intangible assets with an expected useful life on the basis of their expected periods of benefit.

     Goodwill • The changes in the carrying value of goodwill for the three month periods ended March 31, 2004 and 2003, were as follows (in thousands):

	Pawn Lending
	United		Cash	Check
	States	Foreign	Advance	Cashing	Consolidated
Balance as of January 1, 2004	$66,303	$18,510	$27,840	$5,310	$117,963
Acquisitions/adjustments	(7)	(138)	5,400	—	5,255
Effect of foreign translation	—	298	—	—	298

Balance as of March 31, 2004	$66,296	$18,670	$33,240	$5,310	$123,516

Balance as of January 1, 2003	$59,591	$15,059	$—	$5,183	$79,833
Acquisitions	144	689	—	127	960
Effect of foreign translation	—	(135)	—	—	(135)

Balance as of March 31, 2003	$59,735	$15,613	$—	$5,310	$80,658

     Acquired Intangible Assets • Acquired intangible assets that are subject to amortization as of March 31, 2004 and 2003, were as follows (in thousands):

	2004			2003
		Accumulated			Accumulated
	Cost	Amortization	Net	Cost	Amortization	Net
Non-competition agreements	$1,800	$(450)	$1,350	$1,197	$(758)	$439
Customer relationships	2,530	(534)	1,996	—	—	—
Other	170	(59)	111	130	(73)	57

Total	$4,500	$(1,043)	$3,457	$1,327	$(831)	$496

     Non-competition agreements are amortized over the applicable terms of the contracts. Net acquired intangible assets are included in “Other assets” in the accompanying consolidated balance sheets. Tradenames of $1,000,000 at March 31, 2004 are not subject to amortization.

9. Long-Term Debt

     The Company’s long-term debt instruments and balances outstanding at March 31, 2004 and 2003, were as follows (in thousands):

	2004	2003
U.S. Line of Credit up to $130,000 due July 31, 2006	$44,035	$31,401
Multi-currency Line of Credit up to £20,000 due April 30, 2006	13,478	14,720
Swedish Line of Credit up to SEK 15,000 due May 30, 2004	163	—
8.33% senior unsecured notes due 2003	—	4,286
8.14% senior unsecured notes due 2007	16,000	20,000
7.10% senior unsecured notes due 2008	17,143	21,428
7.20% senior unsecured notes due 2009	42,500	42,500
12.00% subordinated note due 2014	2,500	—

Total debt	135,819	134,335
Less current portion	8,286	12,571

Total long-term debt	$127,533	$121,764

     As of March 31, 2004, the Company reduced its U.S. line of credit agreement to $130,000,000 from $135,000,000 and this line of credit will be further reduced to $125,000,000 at March 31, 2005 and to $115,000,000 at March 31, 2006.

     Pursuant to the amended Cashland asset purchase agreement, the Company issued a subordinated note for $2,500,000 as a part of the final payment. Interest on this note accrues at 12% per annum and is payable semi-annually. The note principal is payable in nine equal annual installments beginning in February 2006. The final payment is due in February 2014. However, the note may be prepaid after February 1, 2006.

10. Operating Segment Information

     During the quarter ended March 31, 2004, the Company realigned its segment reporting to reflect the business mix and management reporting structure. The Company has two reportable operating segments in the pawn lending industry (United States pawn lending and foreign pawn lending); one in the cash advance industry which includes Cashland and Cash America Payday Advance locations; and one in the check cashing industry (Mr. Payroll). While the United States and foreign pawn lending segments offer the same services, each is managed separately due to the different operational strategies required. Cash advance and check cashing are managed separately due to the different operational strategies required and, therefore, are reported as separate segments.

     Information concerning the operating segments is set forth below (in thousands):

	(Unaudited)
	Pawn Lending
	United		Cash	Check
	States	Foreign	Advance (a)	Cashing(b)	Consolidated
Three Months Ended March 31, 2004:
Revenue
Finance and service charges	$26,872	$8,628	$—	$—	$35,500
Proceeds from disposition of merchandise	67,048	5,667	—	—	72,715
Cash advance fees	7,119	—	12,537	—	19,656
Check cashing royalties and fees	—	597	2,320	1,122	4,039

Total revenue	101,039	14,892	14,857	1,122	131,910
Cost of revenue - disposed merchandise	40,829	4,240	—	—	45,069

Net revenue	60,210	10,652	14,857	1,122	86,841

Expenses
Operations	33,935	4,996	7,253	380	46,564
Cash advance loss provision	1,356	—	1,688	—	3,044
Administration	9,082	1,539	1,817	208	12,646
Depreciation and amortization	2,867	728	943	114	4,652

Total expenses	47,240	7,263	11,701	702	66,906

Income from operations	$12,970	$3,389	$3,156	$420	$19,935

As of March 31, 2004:
Total assets	$280,573	$114,252	$68,896	$7,676	$471,397

Three Months Ended March 31, 2003:
Revenue
Finance and service charges	$24,709	$6,746	$—	$—	$31,455
Proceeds from disposition of merchandise	63,062	3,057	—	—	66,119
Cash advance fees	6,410	—	56	—	6,466
Check cashing royalties and fees	—	382	—	1,083	1,465

Total revenue	94,181	10,185	56	1,083	105,505
Cost of revenue - disposed merchandise	39,503	2,051	—	—	41,554

Net revenue	54,678	8,134	56	1,083	63,951

Expenses
Operations	32,783	3,635	122	430	36,970
Cash advance loss provision	1,319	—	13	—	1,332
Administration	7,701	1,084	35	175	8,995
Depreciation and amortization	2,873	685	9	122	3,689

Total expenses	44,676	5,404	179	727	50,986

Income (loss) from operations	$10,002	$2,730	$(123)	$356	$12,965

As of March 31, 2003:
Total assets	$263,608	$93,816	$515	$7,989	$365,928

(a)	Includes Cashland for periods after August 1, 2003 and Cash America Payday Advance locations.

(b)	Mr. Payroll only.

11. Litigation

     The Company is a defendant in certain lawsuits encountered in the ordinary course of its business. Certain of these matters are covered to an extent by insurance. In the opinion of management, the resolution of these matters will not have a material adverse effect on the Company’s financial position, results of operations or liquidity.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

     As of March 31, 2004, the Company’s pawn lending operations consisted of 471 pawnshops, including 396 owned units and 6 unconsolidated franchised units in 17 states in the United States, 57 units in the United Kingdom, and 12 units in Sweden. The foreign operations consist primarily of jewelry-only lending units. During the 15 months ended March 31, 2004, the Company acquired 15 operating units, established 4 locations, and combined or closed 9 locations for a net increase in pawn lending units of 10. In addition, the Company terminated 6 franchises and purchased 1 for its company-owned operations.

     As of March 31, 2004, the Company’s cash advance operations consisted of 164 cash advance locations, including 143 locations through Cashland Financial Services, Inc. (“Cashland”), a wholly-owned subsidiary, and 21 Cash America Payday Advance locations. The Cashland consumer finance centers offer cash advances, check cashing and related money services in 2 states, including 22 locations that Cashland established during the 8 months since its acquisition on August 1, 2003. The Cash America Payday Advance locations offer the cash advance product in Texas, and were established beginning in December 2002.

     As of March 31, 2004, Mr. Payroll Corporation (“Mr. Payroll”), a wholly-owned subsidiary, operated 131 franchised and 6 company-owned check cashing centers in 20 states.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, the components of the consolidated statements of operations as a percentage of total revenue.

	Three Months Ended
	March 31,
	2004	2003
Revenue
Finance and service charges	26.9%	29.8%
Proceeds from disposition of merchandise	55.1	62.7
Cash advance fees	14.9	6.1
Check cashing royalties and fees	3.1	1.4

Total Revenue	100.0	100.0
Cost of Revenue
Disposed merchandise	34.2	39.4

Net Revenue	65.8	60.6

Expenses
Operations	35.3	35.0
Cash advance loss provision	2.3	1.3
Administration	9.6	8.5
Depreciation and amortization	3.5	3.5

Total Expenses	50.7	48.3

Income from Operations	15.1	12.3
Interest expense, net	1.7	2.1

Income before income taxes	13.4	10.2
Provision for income taxes	4.8	3.8

Net income	8.6%	6.4%

     The following table sets forth certain selected consolidated financial and operating data as of March 31, 2004 and 2003, and for the three month periods then ended ($ in thousands).

	2004		2003
PAWN LENDING OPERATIONS:
Pawn loans
Annualized yield on pawn loans	103.7%		103.2%
Total amount of pawn loans written	$113,670		$103,221
Average pawn loan balance outstanding	$137,628		$123,669
Average pawn loan balance per average location in operation	$295		$272
Average pawn loan amount at end of period (not in thousands)	$119		$109
Profit margin on disposition of merchandise as a percentage of proceeds from disposition of merchandise	38.0%		37.2%
Average annualized merchandise turnover	3.4	x	3.3	x
Average balance of merchandise held for disposition per average location in operation	$115		$114
Pawnshop locations in operation –
Beginning of period, owned	467		455
Acquired	—		3
Start-ups	—		1
Combined or closed	(2)		(6)
End of period, owned	465		453
Franchise locations at end of period	6		9
Total pawnshop locations at end of period	471		462
Average number of owned pawnshop locations in operation	466		454
Cash advances
Total amount of cash advances written (a)	$44,639		$37,799
Number of cash advances written (not in thousands) (a)	138,954		128,512
Average amount per cash advance (not in thousands) (a)	$321		$294
Combined cash advances outstanding (a)	$10,947		$9,101
Cash advances outstanding per location at end of period (a)	$28		$24
Cash advances outstanding before allowance for losses (b)	$9,764		$8,414
Locations offering cash advances at end of period	388		384
Average number of locations offering cash advances	389		387
CASH ADVANCE OPERATIONS (c):
Total amount of cash advances written	$77,750		$412
Number of cash advances written (not in thousands)	228,924		1,225
Average cash advance amount (not in thousands)	$340		$336
Combined cash advances outstanding (a)	$17,076		$112
Cash advances outstanding per location at end of period	$104		$22
Cash advances outstanding before allowance for losses (b)	$16,860		$97
Cash advance locations in operation –
Beginning of period	154		2
Start-ups	10		3
End of period	164		5
Average number of locations in operation for the period	159		3

(Continued on Next Page)

	2004	2003
CHECK CASHING OPERATIONS (Mr. Payroll):
Face amount of checks cashed	$322,187	$308,528
Gross fees collected	$4,799	$4,612
Fees as a percentage of checks cashed	1.5%	1.5%
Average check cashed (not in thousands)	$422	$408
Centers in operation at end of period	137	139
Average centers in operation for the period	137	135

(a)	Includes cash advances made by the Company and cash advances made by third-party banks offered at the Company’s location.

(b)	Amounts recorded in the Company’s consolidated financial statements.

(c)	Includes Cashland and Cash America Payday Advance locations.

OVERVIEW

     Components of Consolidated Net Revenue. Consolidated net revenue is total revenue reduced by the cost of merchandise sold in the period. It represents the income available to satisfy expenses and is the measure management uses to evaluate top line performance. The growth in cash advance fees due to higher balances and the addition of new units, including the acquisition of Cashland in August 2003, has increased the comparative contribution from this product to the consolidated net revenue of the Company in the first quarter of 2004 compared to the first quarter of 2003. Pawn related net revenue of aggregate finance and service charges plus profit on the disposition of merchandise remain the dominant source of net revenue at 72.7% of consolidated net revenue for the three months ended March 31, 2004. The following graphs show consolidated net revenue and depict the mix of the components of net revenue for the quarter ended March 31, 2004 and 2003:

     Contribution to Increase in Net Revenue. In conjunction with the increase in cash advance fees as a percent of net revenue, the relative percentage contribution from cash advance fees to the quarter over quarter increase in net revenue has also increased significantly due to the inclusion of Cashland, greater cash advance balances and additional units. Pawn related net revenue in the aggregate, combined finance and service charges and profit from the disposition of merchandise, declined from 56.9% to 31.2% of the increase in net revenue for the first quarter of 2004 compared to 2003. Check cashing royalties and fees increased to 11.2% of the increase in net revenue in the current period. This trend is depicted in the following graphs:

Quarter Ended March 31, 2004 Compared To Quarter Ended March 31, 2003

     Consolidated Net Revenue. Consolidated net revenue increased $22.9 million, or 35.8%, to $86.8 million during the first quarter ended March 31, 2004 (the “current quarter”) from $63.9 million during the first quarter ended March 31, 2003 (the “prior year quarter”). The following table sets forth net revenue results by operating segment for the three month periods ended March 31 ($ in millions):

	2004	2003	Increase
Domestic pawn lending operations	$60.2	$54.6	$5.6	10.3%
Foreign pawn lending operations	10.7	8.1	2.6	32.1
Cash advance operations	14.8	0.1	14.7	—
Check cashing operations	1.1	1.1	—	—

Consolidated net revenue	$86.8	$63.9	$22.9	35.8%

     The increase in consolidated net revenue was primarily due to the consolidation of the operating results of Cashland. Excluding the impact of Cashland, net revenue for the three month period was up $9.1 million, or 14.2%, compared to the prior year quarter. The Company’s domestic pawn lending operations contributed the majority of the increase in consolidated net revenue excluding Cashland. Higher revenue from the Company’s cash advance product, higher finance and service charges from pawn loans, and higher profit from the disposition of merchandise accounted for the increase in net revenue. The Company’s foreign operations also contributed to the increase in consolidated net revenue primarily due to the favorable impact of currency translation, increased average pawn loan balance and the number of pawn loans outstanding.

     The components of net revenue are finance and service charges from pawn loans, which increased $4.1 million; profit from the disposition of merchandise, which increased $3.0 million; cash advance fees, which increased $13.2 million; and check cashing royalties and fees, which increased $2.6 million. Management believes that the trend of higher cash advance fees and higher finance and service charges on pawn loans will continue during the remainder of 2004 as a result of the expected continuation of increased demand for these products, due to the higher balances of cash advances and pawn loans at the end of the first quarter of 2004 compared to the prior year quarter and the addition of new lending locations in 2004.

     Finance and Service Charges. The following is a summary of finance and service charges related to pawn loans by operating segment for the three months ended March 31, 2004 and 2003 ($ in millions):

	2004	2003	Increase
Domestic pawn lending operations	$26.9	$24.7	$2.2	8.9%
Foreign pawn lending operations	8.6	6.7	1.9	28.4

Total finance and service charges	$35.5	$31.4	$4.1	13.1%

     Variations in finance and service charges on pawn loans are caused by changes in the average balance of pawn loans outstanding, the annualized yield of the pawn loan portfolio, and the effects of translation of foreign currency amounts into United States dollars. The following table demonstrates how each of these factors affected the total change in finance and service charges on pawn loans for the current quarter as compared to the prior year quarter (in millions):

			Total
	Average		Before
	Balance	Loan	Foreign	Foreign
	Outstanding	Yield	Translation	Translation	Total
Domestic pawn lending operations	$0.9	$1.3	$2.2	$—	$2.2
Foreign pawn lending operations	0.4	0.4	0.8	1.1	1.9

Total	$1.3	$1.7	$3.0	$1.1	$4.1

     Excluding the favorable impact of foreign currency translation, the company-wide average balance of pawn loans outstanding was 4.8% higher during the current quarter than the prior year quarter. On a segment basis, the average balances of pawn loans were 3.6% and 6.5% higher for the domestic and foreign pawn lending operations, respectively. The increase in the average balance of domestic pawn loans outstanding was driven by a 1.1% increase in the average number of pawn loans outstanding during the current quarter coupled with a 2.5% increase in the average amount per loan. Aggregate pawn loan balances at the beginning of the current quarter were $14.5 million higher than at the beginning of the prior year quarter. Domestic pawn loan balances at March 31, 2004 decreased $8.1 million or 10.0%, from December 31, 2003 balances. The decrease for the comparable period of the preceding year was $8.7 million, or 11.1%. The Company historically experiences a decrease in domestic pawn loan balances during the first quarter of each year when the Internal Revenue Service processes federal income tax refunds. Management believes that customers may have used these proceeds to repay loans and/or reduce demand for loans in the quarter, although pawn loan balances finished the quarter higher than the prior year. Domestic pawn loan balances at March 31, 2004, were $73.0 million, or 4.4%, higher than at March 31, 2003. Management believes the higher average domestic loan balance outstanding is partially attributable to the current economic environment affecting the Company’s customers, which was conducive to an increase in loan demand, and expects this trend of higher demand for pawn loans to continue throughout the remainder of 2004. In the Company’s foreign operations, the average balances of pawn loans outstanding denominated in their local currencies increased 11.4% and decreased 1.3% in the United Kingdom and Sweden, respectively. The average number of pawn loans outstanding in the United Kingdom and Sweden increased 6.4% and decreased 4.5%, respectively. Average amounts per loan denominated in their local currencies were higher for both the United Kingdom and Sweden by 2.4% and 3.3%, respectively.

     Excluding the favorable impact of foreign currency translation, the consolidated annualized loan yield, which represents the blended result derived from the distinctive loan yields realized from operations in the three countries, was 106.7% in the current year quarter, compared to 103.2% in the prior year quarter. Domestic annualized loan yield increased to 143.1% for the current year quarter, compared to 137.5% for the prior year quarter. Improved performance of the pawn loan portfolio, including higher redemption rates and a slightly higher concentration of extended or renewed loans in the portfolio, contributed to the higher domestic yield. The blended yield on average foreign pawn loans outstanding increased to 55.7% in the current year quarter compared to 53.9% in the prior year quarter. The increase in the blended foreign yield was principally caused by increases in the blended interest rates charged to customers in the United Kingdom.

     Favorable currency translation adjustments contributed $1.1 million to the increase in foreign source finance and service charges in the current quarter as compared to the prior year quarter, as the British pound and Swedish kronor were stronger relative to the United States dollar. The weighted average exchange rates used to translate local currency earnings into dollars for the pound and kronor were 14.6% and 16.2% higher, respectively, during the current quarter compared to the prior year quarter.

     Profit from Disposition of Merchandise. Profit from disposition of merchandise represents the proceeds received from disposition of merchandise in excess of the cost of disposed merchandise. The following table summarizes, by operating segment, the proceeds from disposition of merchandise and the related profit for the current quarter compared to the prior year quarter ($ in millions):

	Three Months Ended March 31,
	2004			2003
	Merch-	Refined		Merch-	Refined
	andise	Gold	Total	andise	Gold	Total
Proceeds from disposition:
Domestic	$56.7	$10.4	$67.1	$55.6	$7.4	$63.0
Foreign	3.6	2.0	5.6	2.6	0.5	3.1

Total proceeds	$60.3	$12.4	$72.7	$58.2	$7.9	$66.1

Profit on disposition	$23.8	$3.8	$27.6	$22.6	$2.0	$24.6

Consolidated profit margin	39.6%	30.5%	38.0%	38.8%	24.8%	37.2%
Profit margin – Domestic	39.7%	36.1%	39.1%	39.0%	25.4%	37.4%
Profit margin – Foreign	38.1%	1.6%	25.2%	36.3%	14.4%	32.9%

     Profit from the disposition of merchandise increased $3.0 million, or 12.2%, due to higher profit margins on the disposition of merchandise (to 38.0% in the in the current quarter from 37.2% in the prior year quarter) and a 10.0% increase in total proceeds from the disposition of merchandise. Excluding the effect of the disposition of refined gold, the profit margin on the disposition of merchandise increased to 39.6% in the current quarter from 38.8% in the prior year quarter due predominately to lower levels of aged merchandise and the lower average cost of merchandise sold. The profit margin on the disposition of refined gold was 30.5% in the current quarter compared to 24.8% in the prior year quarter due to the prevailing higher market prices of refined gold in the quarter than in the prior year quarter. Proceeds from disposition of merchandise, excluding refined gold, increased $2.1 million, or 3.6%, in the current quarter due to lower average balances of merchandise available for disposition. Proceeds from disposition of refined gold increased $4.5 million, or 57.0%, due to higher market prices for gold and an increase in the volume of refined gold sold. The consolidated merchandise turnover rate increased to 3.4 times during the current quarter compared to 3.3 times during the prior year quarter.

     Management anticipates that profit margin on disposition of merchandise in the near term is likely to improve slightly, due to the low level of merchandise available for disposition and the expectation that a significantly deterioration in the prevailing market price of gold is unlikely.

     Cash Advance Fees. Cash advance fees increased $13.2 million, or 203.1%, to $19.7 million in the current quarter as compared to $6.5 million in the prior year quarter. The increase was primarily due to the addition of the operating results of Cashland. Higher average cash advance balances outstanding during the current quarter resulting from higher demand for the cash advance product also contributed to the increase in cash advance fees. Average cash advance balances were $28.1 million during the current quarter compared to $4.8 million during the prior year quarter. However, the Company only began purchasing the participation interest in the bank originated loans at the end of March 2003. The cash advance product was available in 552 U.S. lending locations, which includes 388 Cash America pawnshops, 21 Cash America cash advance centers and 143 Cashland consumer finance centers at March 31, 2004. This includes 306 units that offer the product on behalf of a third-party bank for which the Company performs administrative services. The Company has entered into an agreement with a second third-party bank that will begin offering cash advances in some of those units in the second quarter of 2004. Cash advance fees include revenue from the cash advance portfolio owned by the Company and fees for administrative services performed for the bank. (Although cash advance transactions may take the form of loans or deferred check deposit transactions, the transactions are referred to throughout this discussion as “cash advances” for convenience.)

     The amount of cash advances written increased $84.2 million, or 220.4%, to $122.4 million in the current quarter from $38.2 million in the prior year quarter. Included in the amount of cash advances written in the current quarter and prior year quarter were $43.8 million and $33.3 million, respectively, extended to customers by the bank. The average amount per cash advance increased to $333 from $295 partly as a result of Cashland’s higher average amount per cash advance. The combined Company and bank portfolios of cash advances generated $20.7 million in revenue during the current quarter compared to $7.1 million in the prior year quarter. The outstanding combined portfolio balance of cash advances increased $18.8 million to $28.0 million at March 31, 2004, from $9.2 million at March 31, 2003. Included in these amounts are $26.6 million and $8.5 million for 2004 and 2003, respectively, that are included in the Company’s consolidated balance sheets. An allowance for losses of $2.7 million and $1.4 million has been provided in the consolidated financial statements as of March 31, 2004 and 2003, respectively, which offsets the outstanding cash advance amounts.

     Management anticipates continued growth in cash advance fees for the remainder of 2004 due to increased consumer awareness and demand for the cash advance product, higher outstanding balances at March 31, 2004 compared to March 31, 2003, and the growth of balances from new units opened in 2003 and in the first quarter of 2004, and expected to be opened during the remainder of 2004.

     Check Cashing Royalties and Fees. Check cashing fees for the United Kingdom operations increased 56.3% to $0.6 million, in the current quarter, while check cashing revenue for Mr. Payroll remained unchanged at $1.1 million. Check cashing revenue for Cashland in the current quarter was $2.3 million.

     Operations and Administration Expenses. Consolidated operations and administration expenses, as a percentage of total revenue, were 44.9% in the current quarter compared to 43.5% in the prior year quarter. These expenses increased $13.2 million, or 28.8%, in the current quarter compared to the prior year quarter. Domestic pawn lending and the Cash America Payday Advance operations expenses increased $3.4 million, or 8.5%, as a result of slightly higher staffing levels, higher benefit costs and higher expenses, related to the cash advance product, including advertising and the establishment of 16 new pawnshop locations and 16 new Cash America Payday Advance locations. The addition of Cashland contributed $8.0 million of the increase. Foreign lending operating expenses increased $1.8 million, or 38.5%, primarily due to an increase in the number of locations in the United Kingdom and Sweden during 2003.

     As a multi-unit operator in the consumer finance industry, the Company’s operations and administration expenses are predominately for personnel and occupancy expenses. Personnel expenses include base salary and wages, performance incentives, and benefits. Occupancy expenses include rent, property taxes and insurance, utilities, and maintenance. The combination of personnel and occupancy expenses represents 83.1% of total operations and administration expenses in the current quarter and 85.1% in the prior year quarter. The comparison is as follows ($ in millions):

	Three Months Ended March 31,
	2004		2003
		% of		% of
	Amount	Revenue	Amount	Revenue
Personnel	$36.4	27.6%	$28.6	27.1%
Occupancy	12.8	9.7	10.6	10.0
Other	10.0	7.6	6.8	6.4

Total	$59.2	44.9%	$46.0	43.5%

     Of the $7.8 million, or 27.3%, increase in personnel expense, $4.5 million is attributable to the addition of Cashland. The balance of the increase is due to unit additions during 2003, an increase in staffing levels, and normal recurring salary adjustments. Of the $2.2 million, or 20.8%, increase in occupancy expenses, $1.6 million is due to the addition of Cashland.

     Cash Advance Loss Provision. The Company maintains an allowance for losses on cash advances at a level projected to be adequate to absorb credit losses inherent in the outstanding combined cash advance portfolio. The cash advance loss provision is utilized to increase the allowance carried against the outstanding combined cash advance portfolio. The cash advance loss provision increased $1.7 million to $3.0 million in the current quarter as compared to $1.3 million in the prior year quarter principally due to the acquisition of Cashland and the significant increase in the size of the portfolio. The loss provision as a percentage of cash advance fees decreased to 15.5% in the current quarter as compared to 20.6% in the prior year quarter. The decrease in the loss provision as a percentage of cash advance fees is due to lower loss rates experienced by the Company in the current quarter compared to the prior year quarter. The Company continued to improve its collection performance in the current quarter.

     Depreciation and Amortization. Depreciation and amortization expense as a percentage of total revenue remained at 3.5% for both periods. Total depreciation and amortization expense increased $1.0 million, or 26.1%, primarily due to the addition of Cashland.

     Interest Expense. Net interest expense as a percentage of total revenue was 1.7% for the current quarter as compared to 2.1% for the prior year quarter. Interest expense increased $0.1 million to $2.3 million (net of interest income of $41,000) in the current quarter as compared to $2.2 million (net of interest income of $100,000) in the prior year quarter. The increase was due to an increase in debt levels for the acquisition of Cashland on August 1, 2003, and was partially offset by the effect of lower interest rates on floating rate debt. The effective blended borrowing cost decreased to 5.8% in the current quarter compared to 6.2% in the prior year quarter. The slight decrease in blended borrowing cost was due to a year over year decline in interest rates on floating rate debt which was partially offset by the elimination of interest income from a note receivable repaid in the prior year quarter. The average amount of debt outstanding increased during the current quarter to $156.5 million from $142.5 million during the prior year quarter.

     Income Taxes. The Company’s effective tax rate for the current quarter was 35.6% as compared to 37.3% for the prior year quarter. The decrease in the current quarter is primarily attributable to lower state and local income taxes.

     Other Data. The following table sets forth certain selected financial and operating data for the Company’s domestic and foreign lending operations, presented in U.S. dollars, as of March 31, 2004 and 2003, and for the three months then ended ($ in thousands).

	2004		2003
DOMESTIC PAWN LENDING OPERATIONS:
Annualized yield on pawn loans	143.1%		137.5%
Total amount of pawn loans written	$76,564		$72,023
Average pawn loan balance outstanding	$75,507		$72,883
Average pawn loan balance per average location in operation	$190		$185
Average pawn loan amount at end of period (not in thousands)	$85		$83
Profit margin on disposition of merchandise as a percentage of proceeds from disposition of merchandise	39.1%		37.4%
Average annualized merchandise turnover	3.5	x	3.4	x
Average balance of merchandise held for disposition per average location in operation	$118		$118
Pawnshop locations in operation –
Beginning of period, owned	398		396
Combined or closed	(2)		(5)
End of period, owned	396		391
Franchised locations at end of period	6		9
Total pawnshop locations at end of period	402		400
Average number of owned pawnshop locations in operation	397		393
FOREIGN PAWN LENDING OPERATIONS:
Annualized yield on pawn loans:
In U.S. dollars	55.9%		53.9%
In local currency –
United Kingdom	62.1%		57.6%
Sweden	44.2%		47.9%
Total amount of pawn loans written	$37,106		$31,198
Average pawn loan balance outstanding	$62,121		$50,786
Average pawn loan balance per average location in operation	$900		$833
Average pawn loan amount at end of period (not in thousands)	$227		$192
Profit margin on disposition of merchandise as a percentage of proceeds from disposition of merchandise	25.2%		32.9%
Average annualized merchandise turnover	2.5	x	1.6	x
Average annualized merchandise held for disposition per average location in operation	$100		$86
Pawnshop locations in operation –
Beginning of period, owned	69		59
Acquired	—		3
Start-ups	—		1
Combined or closed	—		(1)
End of period, owned	69		62
Average number of owned pawnshop locations in operation	69		61
Currency translation rates:
Harvey & Thompson, Ltd. (U.S. dollar per British pound) –			—
Balance sheet data – end of period	1.8437		1.5803
Statements of operations data – average rate for the period	1.8340		1.6006
Svensk Pantbelåning (U.S. dollar per Swedish kronor)			—
Balance sheet data – end of period	0.132600		0.118100
Statements of operations data – average rate for the period	0.135772		0.116876

LIQUIDITY AND CAPITAL RESOURCES

     The Company’s cash flows and other key indicators of liquidity are summarized as follows ($ in millions):

	Three Months Ended
	March 31,
	2004		2003
Operating activities cash flows	$24.3		$22.0
Investing activities cash flows:
Pawn loans	6.7		6.2
Cash advances	1.2		(6.1)
Acquisitions	(2.9)		(1.9)
Other investing activities	(5.1)		(3.3)
Financing activities cash flows	(27.7)		(15.6)
Working capital	$215.2		$172.8
Current ratio	5.7	x	5.1	x
Merchandise turnover	3.4	x	3.3	x

     Cash flows from operating activities. Net cash provided by operating activities was $24.3 million for the current period. Net cash generated from the Company’s domestic pawn lending operations, foreign pawn lending operations, cash advance operations and check cashing operations were $19.6 million, $0.9 million, $3.4 million and $0.4 million, respectively.

     Cash flows from investing activities. The seasonal decline in balances due to redemptions related to customer receipt of federal tax refunds led to decreases in the Company’s investment in pawn loans and cash advances during the current period that generated cash of $6.7 million and $1.2 million, respectively. The Company invested $5.1 million in property and equipment during the current period for the establishment of 10 cash advance units (2 Cash America cash advance centers and 8 Cashland consumer finance centers), the remodeling of selected operating units and ongoing enhancements to the information technology infrastructure, and other property additions. During the current period, the Company amended the Cashland asset purchase agreement and made a final payment of additional consideration in the amount of $5.4 million consisting of $2.9 million in cash and a subordinated note for $2.5 million (see Notes 5 and 9 of Notes to Consolidated Financial Statements.)

     Management currently anticipates that capital expenditures for the remainder of 2004 will be approximately $12 to $17 million. These expenditures will primarily relate to the addition of up to 60 new lending locations, through the establishment of both new pawnshops and cash advance-only locations and; the acquisition of both pawnshops and cash advance-only locations; the remodeling of selected operating units and enhancements to communications and information systems.

     Cash flows from financing activities. During the current period, the Company made net repayments of $23.2 million on bank lines of credit. Additional uses of cash included $0.5 million for dividends and $0.8 million for the purchase of treasury shares. On July 25, 2002, the Company’s Board of Directors authorized management to purchase up to one million shares of its common stock in the open market and terminated the open market purchase authorization established in 2000. During the current period, the Company purchased 28,500 shares for an aggregate amount of $0.6 million under this authorization. Additional purchases may be made from time to time in the open market, and it is expected that funding will come from operating cash flow. See Part II, Item 2(e).

     As of March 31, 2004, the Company reduced its U.S. line of credit agreement to $130.0 million from $135.0 million. This line of credit will be further reduced to $125.0 million at March 31, 2005 and to $115.0 million at March 31, 2006. At March 31, 2004, $44.0 million was outstanding on this line of credit. Amounts outstanding under the Company’s multi-currency lines of credit at March 31, 2004, were £5.8 million (approximately $10.7 million) and SEK 21.0 million (approximately $2.8 million) for an aggregate $13.5 million.

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

     During the current period, the Company received equity totaling $1.1 million upon the exercise of 115,801 stock options by its officers and employees.

     Management believes that borrowings available under the credit facilities, cash generated from operations and current working capital of $215.2 million should be sufficient to meet the Company’s anticipated future capital requirements.

CAUTIONARY STATEMENT REGARDING RISKS AND UNCERTAINTIES THAT MAY AFFECT FUTURE RESULTS

     This quarterly report, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains statements that are forward-looking, as that term is defined by the Private Securities Litigation Reform Act of 1995 or by the Securities and Exchange Commission in its rules. The Company intends that all forward-looking statements be subject to the safe harbors created by these laws and rules. When used in this quarterly report on Form 10-Q, the words “believes”, “estimates”, “plans”, “expects”, “anticipates”, and similar expressions as they relate to the Company or its management are intended to identify forward-looking statements. All forward-looking statements are based on current expectations regarding important risk factors. These risks and uncertainties are beyond the ability of the Company to control, and, in many cases, the Company cannot predict all of the risks and uncertainties that could cause its actual results to differ materially from those expressed in the forward-looking statements. Accordingly, actual results may differ materially from those expressed in the forward-looking statements, and such statements should not be regarded as a representation by the Company or any other person that the results expressed in the statements will be achieved. Important risk factors that could cause results or events to differ from current expectations are described below. These factors are not intended to be an all-encompassing list of risks and uncertainties that may affect the operations, performance, development and results of the Company’s business.

Risk Factors

•	Changes in customer demand for the Company’s products and specialty financial services. Although the Company’s products and services are a staple of its customer base, a significant change in the needs or wants of customers and the Company’s failure to adapt to those needs or wants could result in a significant decrease in the revenues of the Company.

•	The actions of third-parties who offer products and services at the Company’s locations. The Company makes products and services available to its customers through various third parties. A failure of a third-party provider to provide its product or service or to maintain the quality and consistency of its product or service could result in a loss of customers and a related loss in revenue from those products or services.

•	The ability of the Company to open and acquire new operating units in accordance with its plans. The Company’s expansion program is subject to numerous factors which cannot be predicted or controlled, such as the availability of attractive acquisition candidates and the Company’s ability to attract, train and retain qualified unit management personnel. Another such factor is the availability of sites with acceptable restrictions and suitable terms and general economic conditions.

•	Changes in competition from various sources such as banks, savings and loans, short-term consumer lenders, and other similar financial services entities, as well as retail businesses that offer products and services offered by the Company. The Company encounters significant competition in connection with its lending and merchandise disposition operations from other pawnshops, cash advance companies and other forms of financial institutions such as consumer finance companies. Significant increases in these competitive influences could adversely affect the Company’s operations through a decrease in the number of cash advances and pawn loans originated, resulting in lower levels of earning assets in these categories.

•	Changes in economic conditions. While the credit risk for most of the Company’s consumer lending is mitigated by the collateralized nature of pawn lending, a sustained deterioration in the economic environment could adversely affect the Company’s operations through a deterioration in performance of its pawn loan or cash advance portfolios, or by reducing consumer demand for the purchase of pre-owned merchandise.

•	Real estate market fluctuations. A significant rise in real estate prices could result in an increase in the cost of store leases as the Company opens new locations and renews leases for existing locations.

•	Interest rate fluctuations. Although the weakness in the U.S. economy over the past several quarters has resulted in relatively low interest rates offered by lending institutions, an eventual economic recovery could result in a rise in interest rates which would, in turn, increase the cost of borrowing to the Company.

•	Changes in the capital markets. The Company regularly accesses the debt capital markets to refinance existing debt obligations and to obtain capital to finance growth. Efficient access to these markets is critical to the Company’s ongoing financial success; however, the Company’s future access to the debt capital markets could become restricted should the Company experience deterioration of its cash flows, balance sheet quality, or overall business or industry prospects.

•	Changes in tax and other laws and governmental rules and regulations applicable to the specialty financial services industry. The Company’s lending activities are subject to extensive regulation and supervision under various federal, state and local laws, ordinances and regulations. The Company faces the risk that new laws and regulations could be enacted that could have a negative impact on the Company’s domestic or international lending activities.

•	Other factors discussed under Quantitative and Qualitative Disclosures about Market Risk in Item 3 of this Form 10-Q and in the Company’s 2003 Annual Report to Stockholders.

•	Other risks indicated in the Company’s filings with the Securities and Exchange Commission.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     Market risks relating to the Company’s operations result primarily from changes in interest rates, foreign exchange rates, and gold prices. The Company does not engage in speculative or leveraged transactions, nor does it hold or issue financial instruments for trading purposes. There have been no material changes to the Company’s exposure to market risks since December 31, 2003.

Item 4. Controls and Procedures

     Under the supervision of and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, management of the Company has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of March 31, 2004 (“Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective in timely alerting them to the material information relating to the Company required to be included in its periodic filings with the Securities and Exchange Commission.

     There has been no significant change in the Company’s internal control over financial reporting that was identified in connection with management’s evaluation described in Item 4 above and has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     See Note 11 of Notes to Consolidated Financial Statements.

Item 2. Changes in Securities and Use of Proceeds

     (e) The following table provides the information with respect to purchases made by the Company of shares of its common stock during each of the month in the first quarter of 2004:

				Total Number of	Maximum Number
	Total Number		Average	Shares Purchased as	of Shares that May
	of Shares		Price Paid	Part of Publicly	Yet Be Purchased
Period	Purchased		per Share	Announced Plan	Under the Plan (1)
January 1 to January 31	5,705	(2)	$22.73	—	691,200
February 1 to February 29	4,126	(3)	21.59	—	691,200
March 1 to March 31	28,901	(4)	21.99	28,500	662,700

Total	38,732		$22.06	28,500

(1)	On July 25, 2002, the Company’s Board of Directors authorized management to purchase up to 1,000,000 shares of its common stock in the open market and terminated the open market purchase authorization established in 2000.

(2)	Includes 5,229 shares received as partial payment for shares issued under stock option plans and 476 shares purchased on behalf of participants relating to the Company’s Non-Qualified Savings Plan.

(3)	Represents shares purchased on behalf of participants relating to the Company’s Non-Qualified Savings Plan.

(4)	Includes 401 shares purchased on behalf of participants relating to the Company’s Non-Qualified Savings Plan. Excludes 6,739 shares of treasury stock distributed from the Company’s Non-Qualified Savings Plan.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) promulgated under the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) promulgated under the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

     On January 22, 2004, the Company filed a Report on Form 8-K that it had issued a press release announcing its earnings for the fourth quarter of 2003. A copy of the press release was filed with the Report as an exhibit.

SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CASH AMERICA INTERNATIONAL, INC.

(Registrant)

By:	/s/ Thomas A. Bessant, Jr.

Thomas A. Bessant, Jr.
Executive Vice President and
Chief Financial Officer

Date: April 23, 2004