Form 10-Q
period 2004-06-30
CASH AMERICA INTERNATIONAL INC
filed 2004-07-23
CIK 807884

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

28,313,542 common shares, $.10 par value, were outstanding as of July 16, 2004

CASH AMERICA INTERNATIONAL, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 30,
			December 31,
	2004	2003	2003
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$11,482	$7,697	$14,547
Pawn loans	148,702	136,897	141,871
Cash advances, net	27,663	8,463	28,346
Merchandise held for disposition, net	54,995	50,947	56,120
Finance and service charges receivable	23,821	21,316	23,568
Other receivables and prepaid expenses	12,121	9,030	10,628
Income taxes recoverable	—	—	3,208
Deferred tax assets	7,820	6,169	6,868

Total current assets	286,604	240,519	285,156
Property and equipment, net	82,898	67,896	78,977
Goodwill	123,229	81,432	117,963
Other assets	6,142	2,814	7,436

Total assets	$498,873	$392,661	$489,532

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$33,270	$25,401	$39,167
Customer deposits	4,899	4,381	4,102
Income taxes currently payable	2,521	1,683	1,386
Current portion of long-term debt	8,286	8,286	8,286

Total current liabilities	48,976	39,751	52,941
Deferred tax liabilities	8,536	5,390	7,704
Long-term debt	146,705	140,591	152,394
Stockholders’ equity:
Common stock, $.10 par value per share, 80,000,000 shares authorized, 30,235,164 shares issued	3,024	3,024	3,024
Additional paid-in capital	143,252	127,977	141,867
Retained earnings	159,382	124,971	141,642
Accumulated other comprehensive income	8,085	660	7,995
Notes receivable secured by common stock	(2,488)	(5,774)	(2,488)
Treasury shares, at cost (1,987,207 shares, 5,994,700 shares and 2,040,180 shares at June, 30, 2004 and 2003, and December 31, 2003, respectively)	(16,599)	(43,929)	(15,547)

Total stockholders’ equity	294,656	206,929	276,493

Total liabilities and stockholders’ equity	$498,873	$392,661	$489,532

See Notes to Consolidated Financial Statements.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
	(Unaudited)
Revenue
Finance and service charges	$34,055	$30,601	$69,555	$62,056
Proceeds from disposition of merchandise	56,982	56,176	129,697	122,295
Cash advance fees	22,061	6,394	41,717	12,860
Check cashing royalties and fees	2,675	1,246	6,714	2,711

Total Revenue	115,773	94,417	247,683	199,922
Cost of Revenue
Disposed merchandise	35,047	35,387	80,116	76,941

Net Revenue	80,726	59,030	167,567	122,981

Expenses
Operations	45,879	36,241	92,443	73,211
Cash advance loss provision	5,375	1,692	8,419	3,024
Administration	11,205	8,413	23,851	17,408
Depreciation and amortization	4,760	3,607	9,412	7,296

Total Expenses	67,219	49,953	134,125	100,939

Income from Operations	13,507	9,077	33,442	22,042
Interest expense, net	2,174	2,126	4,423	4,302
Gain from disposal of asset	—	(1,013)	—	(1,013)

Income before Income Taxes	11,333	7,964	29,019	18,753
Provision for income taxes	3,994	2,313	10,290	6,333

Net Income	$7,339	$5,651	$18,729	$12,420

Net income per share:
Basic	$0.26	$0.23	$0.66	$0.51
Diluted	$0.25	$0.22	$0.64	$0.50
Weighted average common shares outstanding:
Basic	28,254	24,189	28,247	24,215
Diluted	29,443	25,128	29,448	24,940
Dividends declared per common share	$0.0175	$0.0175	$0.035	$0.030

See Notes to Consolidated Financial Statements.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	June 30,
	2004		2003
	Shares	Amounts	Shares	Amounts
	(Unaudited)
Common stock
Balance at June 30	30,235,164	$3,024	30,235,164	$3,024

Additional paid-in capital
Balance at beginning of year		141,867		127,819
Exercise of stock options		267		7
Stock-based compensation		524		—
Tax benefit from exercise of stock options		594		151

Balance at June 30		143,252		127,977

Retained earnings
Balance at beginning of year		141,642		113,278
Net income		18,729		12,420
Dividends declared		(989)		(727)

Balance at June 30		159,382		124,971

Accumulated other comprehensive income (loss)
Balance at beginning of year		7,995		(2,718)
Foreign currency translation adjustments		90		3,378

Balance at June 30		8,085		660

Notes receivable secured by common stock
Balance at beginning of year		(2,488)		(5,864)
Payments on notes receivable		—		90

Balance at June 30		(2,488)		(5,774)

Treasury shares, at cost
Balance at beginning of year	(2,040,180)	(15,547)	(5,939,794)	(43,204)
Purchases of treasury shares	(104,553)	(2,270)	(146,381)	(1,391)
Exercise of stock options	157,526	1,218	91,475	666

Balance at June 30	(1,987,207)	(16,599)	(5,994,700)	(43,929)

Total Stockholders’ Equity		$294,656		$206,929

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
	(Unaudited)
Net income	$7,339	$5,651	$18,729	$12,420
Other comprehensive income (loss), net of tax of $0 –
Foreign currency translation adjustments	(794)	3,868	90	3,378

Total Comprehensive Income	$6,545	$9,519	$18,819	$15,798

See Notes to Consolidated Financial Statements.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended
	June 30,
	2004	2003
	(Unaudited)
Cash Flows from Operating Activities
Net income	$18,729	$12,420
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,412	7,296
Cash advance loss provision	8,419	3,024
Stock-based compensation expense	524	—
Gain from disposal of asset	—	(1,013)
Changes in operating assets and liabilities -
Merchandise held for disposition	1,214	3,700
Finance and service charges receivable	(417)	136
Other receivables and prepaid expenses	(511)	2,589
Accounts payable and accrued expenses	(5,950)	371
Customer deposits, net	797	331
Current income taxes	4,904	(249)
Deferred income taxes, net	(47)	76

Net cash provided by operating activities	37,074	28,681

Cash Flows from Investing Activities
Pawn loans forfeited and transferred to merchandise held for disposition	67,931	62,112
Pawn loans repaid or renewed	160,963	148,402
Pawn loans made, including loans renewed	(235,973)	(216,819)

Net increase in pawn loans	(7,079)	(6,305)

Cash advances repaid or renewed	180,964	26,686
Cash advances made, assigned or purchased	(188,412)	(35,965)

Net increase in cash advances	(7,448)	(9,279)

Acquisitions, net of cash acquired	(3,028)	(1,937)
Purchases of property and equipment	(12,610)	(7,270)
Proceeds from sale of asset	—	1,639

Net cash used by investing activities	(30,165)	(23,152)

Cash Flows from Financing Activities
Net (repayments) borrowings under bank lines of credit	(3,930)	8,081
Payments on notes payable	(4,286)	(8,571)
Change in notes receivable secured by common stock	—	90
Proceeds from exercise of stock options	1,485	673
Treasury shares purchased	(2,270)	(1,391)
Dividends paid	(989)	(727)

Net cash used by financing activities	(9,990)	(1,845)

Effect of exchange rate changes on cash	16	62

Net (decrease) increase in cash	(3,065)	3,746
Cash and cash equivalents at beginning of year	14,547	3,951

Cash and cash equivalents at end of period	$11,482	$7,697

Supplemental Disclosures
Noncash investing and financing activities:
Note payable issued in settlement of purchase transactions	$2,500	$—

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

     The financial statements as of June 30, 2004 and 2003, and for the three and six month periods then ended, are unaudited but, in management’s opinion, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for such interim periods. Operating results for the three and six month periods are not necessarily indicative of the results that may be expected for the full fiscal year.

     Certain amounts in the consolidated financial statements for the three and six month periods ended June 30, 2003, have been reclassified to conform to the presentation format adopted in 2004. These reclassifications have no effect on the net income previously reported.

     These financial statements and related notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2003 Annual Report to Stockholders.

2. Revenue Recognition

     Pawn Lending • Pawn loans (“loans”) are made on the pledge of tangible personal property. The Company accrues finance and service charges revenue only on those loans that the Company deems collectible, based on historical loan redemption statistics. For loans not repaid, the carrying value of the forfeited collateral (“merchandise held for disposition”) is stated at the lower of cost (cash amount loaned) or market. Revenue is recognized at the time that merchandise is disposed. Interim customer payments for layaway sales are recorded as customer deposits and subsequently recognized as revenue during the period in which final payment is received.

     Cash Advances • Cash advances provide customers with cash in exchange for a promissory note or other repayment agreement supported by that customer’s personal check for the aggregate amount of the cash advanced plus a service fee. To repay the cash advance, customers may redeem their check by paying cash or they may allow the check to be presented for collection. The Company accrues fees and interest on cash advances on a constant yield basis ratably over their terms. For those locations that offer cash advances from a third-party bank, the Company receives administrative service fees for services provided on the banks’ behalf. These fees are recorded in revenue when earned.

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

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued

     In January 2004, the Company changed its approach concerning annual equity based compensation awards and granted 103,175 restricted stock units to its officers under the provisions of the 1994 Long-Term Incentive Plan in lieu of stock options. In April 2004, the Company adopted the 2004 Long-term Incentive Plan, which was approved by shareholders at the 2004 annual shareholders meeting held April 21, 2004 and granted 11,574 restricted stock units to the non-management members of its Board of Directors. The aggregate market value of these restricted stock units at the date of grant of $2,597,000 is being amortized to expense over the vesting periods of 4 years for officers and 1 year for Directors. For officers, each vested restricted stock unit entitles the holder to receive a share of the common stock of the Company to be issued upon vesting. Directors are entitled to their shares once their restricted stock units are vested and the Director is no longer a member of the Board. Compensation expense totaling $185,000 (net of related tax of $100,000) and $341,000 (net of related tax of $183,000) were recognized in the three and six month periods ended June 30, 2004, respectively, for these grants and restricted stock units granted in December 2003 in conjunction with the adoption of the Company’s Supplemental Executive Retirement Plan. The December 2003 grant consisted of 233,223 restricted stock units with an aggregate market value at date of grant of $4,485,000. This amount is being amortized to expense over the vesting periods of 4 to 15 years, and each vested restricted stock unit entitles the holder to receive a share of the common stock of the Company to be issued upon termination of employment from the Company.

     Prior to December 2003, the Company granted stock options under the Plans with contractual terms of 5 to 15 years and an exercise price equal to or greater than the fair market value of the stock at grant date. Stock options granted vest over periods ranging from 1 to 7 years. However, the terms of the options with the 7-year vesting periods and certain of the 4-year and 5-year vesting periods include provisions which accelerate vesting if specified share price appreciation criteria are met. During the six months ended June 30, 2004 and 2003, 551,547 and 100,475 shares, respectively, vested due to the acceleration provision.

     The Company accounts for its stock-based employee compensation plans in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), often referred to as the “intrinsic value” based method, and accordingly, no compensation expense has been recognized for its stock options. Had compensation expense for the Company’s stock options been determined using the fair value accounting provisions of Statement of Financial Accounting Standards No. 123 “Accounting for Stock-Based Compensation” (“SFAS 123”), the Company’s net income and related amounts per share, basic and diluted, for each of the three and six month periods ended June 30, 2004 and 2003 would have been reported as follows (in thousands, except per share amounts).

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued

     Included in the pro forma amounts below is the effect of the accelerated vesting of 551,547 shares during the six months ended June 30, 2004 and 100,475 shares during the six months ended June 30, 2003, which caused the pro forma compensation expense related to those shares to be recognized in those reporting periods and eliminated it from future periods had scheduled vesting occurred during the remainder of 2004 through 2007.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Net income – as reported	$7,339	$5,651	$18,729	$12,420
Deduct: Total stock-based compensation expense (a)	41	646	818	1,021

Net income – pro forma	$7,298	$5,005	$17,911	$11,399

Net income per share –
Basic:
As reported	$0.26	$0.23	$0.66	$0.51
Pro forma	$0.26	$0.21	$0.63	$0.47
Diluted:
As reported	$0.25	$0.22	$0.64	$0.50
Pro forma	$0.25	$0.20	$0.61	$0.45

(a)	Determined under fair value based method for all awards, net of related tax effects. “All awards” refers to options granted, modified, or settled in fiscal periods beginning after December 15, 1994, that is, options for which the fair value was required to be measured under SFAS 123.

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

5. Acquisitions

     The Company’s June 30, 2003 asset purchase agreement for the purchase of the assets of Cashland, Inc. through Cashland Financial Services, Inc. (“Cashland”), a wholly-owned subsidiary, contained a provision under which the seller could potentially have received additional consideration based upon the future earnings of the business. On February 2, 2004, the parties amended the asset purchase agreement to eliminate that provision and to provide instead for the Company to make a final payment of additional consideration in the amount of $5,400,000. The payment consisted of $2,900,000 in cash and a subordinated note for $2,500,000 (see Note 9). The Company increased goodwill for the additional consideration (see Note 8).

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued

     The following table provides information concerning the acquisitions made during the six months ended June 30, 2004 and 2003 ($ in thousands):

	2004	2003
Number of stores acquired:
Pawnshops	-0-	3
Check cashing franchise	-0-	1
Purchase price allocated to:
Pawn loans	$—	$543
Finance and service charges receivable	—	55
Property and equipment	—	151
Goodwill	—	945
Non-competition agreements	—	10
Other assets, net	—	233

Total purchase price	$—	$1,937

6. Cash Advances and Allowance for Losses

     The Company offers the cash advance product through its Cash America pawnshops, Cash America Payday Advance locations and Cashland consumer finance centers. Cash advances are generally offered for a term of 7 to 45 days. The Company originates cash advances in some of its locations and markets and services cash advances made by third-party banks in other Company locations. The Company entered into an agreement with a second third-party bank that began offering cash advances in some of those locations in the second quarter of 2004.

     Under the banks’ programs, the banks sell participation interests in bank originated cash advances to third parties, and the Company purchases participation interests in certain of those advances. The Company also receives an administrative fee for its services. In order to benefit from the use of the Company’s collection resources and proficiency, cash advances unpaid after maturity are assigned to the Company at a discount from the amount owed by the borrower. Losses on cash advances assigned to the Company that prove uncollectible are the responsibility of the Company. To the extent that the Company collects an amount owed by the customer in excess of the amount assigned by the banks, the Company is entitled to the excess and recognizes it in income when collected. Since the Company may not be successful in the collection of the assigned accounts, the Company’s cash advance loss provision includes amounts estimated to be adequate to absorb credit losses from cash advances in the aggregate portfolio, including those expected to be assigned to the Company.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued

     Cash advances outstanding at June 30, 2004 and 2003, were as follows ($ in thousands):

	2004	2003
Originated by the Company
Active cash advances and fees receivable	$19,422	$1,329
Cash advances and fees in collection	4,860	367

Total originated by the Company	24,282	1,696

Originated by banks
Active cash advances and fees receivable	10,934	7,532
Cash advances and fees in collection	3,230	2,476

Total originated by banks	14,164	10,008

Combined gross portfolio	38,446	11,704
Less: Elimination of cash advances owned by banks	5,373	908
Less: Discount on cash advances assigned by banks	445	396

Company cash advances and fees receivable, gross	32,628	10,400
Less: Allowance for losses	4,965	1,937

Cash advances and fees receivable, net	$27,663	$8,463

Allowance for losses as a % of combined gross portfolio	12.9%	16.5%

     Changes in the allowance for losses on cash advances for the three and six month periods ended June 30, 2004 and 2003, were as follows ($ in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Balance at beginning of period	$2,689	$1,363	$3,448	$1,748
Cash advance loss provision	5,375	1,692	8,419	3,024
Charge-offs	(4,880)	(1,941)	(10,759)	(4,404)
Recoveries	1,781	823	3,857	1,569

Balance at end of period	$4,965	$1,937	$4,965	$1,937

Cash advance loss provision as a % of combined advances written	3.7%	3.9%	3.2%	3.7%

Charge-offs (net of recoveries) as a % of combined advances written	2.1%	2.6%	2.6%	3.5%

     Cash advances assigned by the banks to the Company for collection were $18,479,000 and $13,448,000, for the six months ended June 30, 2004 and 2003, respectively. The Company’s participation interest in bank originated cash advances was $4,480,000 and $6,551,000 at June 30, 2004 and 2003, respectively.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued

7. Earnings Per Share Computation

     The following table sets forth the reconciliation of numerators and denominators for the basic and diluted earnings per share computation for the three and six month periods ended June 30, 2004 and 2003 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Basic earnings per share computation –
Numerator:
Net income available to common stockholders	$7,339	$5,651	$18,729	$12,420

Denominator:
Weighted average common shares outstanding	28,254	24,189	28,247	24,215

Diluted earnings per share computation –
Numerator:
Net income available to common stockholders	$7,339	$5,651	$18,729	$12,420

Denominator:
Weighted average common shares outstanding	28,254	24,189	28,247	24,215
Effect of shares applicable to stock option plans	780	880	806	662
Effect of other stock-based compensation plans	345	—	330	—
Effect of shares applicable to nonqualified savings plan	64	59	65	63

Total diluted shares	29,443	25,128	29,448	24,940

8. Goodwill and Other Intangible Assets

     Goodwill and other intangible assets having an indefinite useful life are tested for impairment annually at June 30, or more frequently if events or changes in circumstances indicate that the assets might be impaired. Based on the results of the test, management determined there was no impairment as of June 30, 2004 as the respective fair value of the Company’s reporting units exceeds their respective carrying amounts. The Company amortizes intangible assets with an expected useful life based on their expected periods of benefit.

     Goodwill • The changes in the carrying value of goodwill for the six month periods ended June 30, 2004 and 2003, were as follows (in thousands):

	Pawn Lending
	United		Cash	Check
	States	Foreign	Advance	Cashing	Consolidated
Balance as of January 1, 2004	$66,303	$18,510	$27,840	$5,310	$117,963
Acquisitions/adjustments	(4)	(138)	5,293	—	5,151
Effect of foreign translation	—	115	—	—	115

Balance as of June 30, 2004	$66,299	$18,487	$33,133	$5,310	$123,229

Balance as of January 1, 2003	$59,591	$15,059	$—	$5,183	$79,833
Acquisitions/adjustments	145	673	—	127	945
Effect of foreign translation	—	654	—	—	654

Balance as of June 30, 2003	$59,736	$16,386	$—	$5,310	$81,432

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued

     Acquired Intangible Assets • Acquired intangible assets that are subject to amortization as of June 30, 2004 and 2003, were as follows (in thousands):

	2004			2003
		Accumulated			Accumulated
	Cost	Amortization	Net	Cost	Amortization	Net
Non-competition agreements	$1,800	$(511)	$1,289	$1,197	$(806)	$391
Customer relationships	2,530	(720)	1,810	—	—	—
Other	250	(65)	185	130	(77)	53

Total	$4,580	$(1,296)	$3,284	$1,327	$(883)	$444

     Non-competition agreements are amortized over the applicable terms of the contracts. Net acquired intangible assets are included in “Other assets” in the accompanying consolidated balance sheets. Tradenames of $1,000,000 at June 30, 2004 are not subject to amortization.

9. Long-Term Debt

     The Company’s long-term debt instruments and balances outstanding at June 30, 2004 and 2003, were as follows (in thousands):

	2004	2003
U.S. Line of Credit up to $130,000 due July 31, 2006	$64,834	$49,437
Multi-currency Line of Credit up to £20,000 due April 30, 2006	12,014	15,511
8.14% senior unsecured notes due 2007	16,000	20,000
7.10% senior unsecured notes due 2008	17,143	21,429
7.20% senior unsecured notes due 2009	42,500	42,500
12.00% subordinated note due 2014	2,500	—

Total debt	154,991	148,877
Less current portion	8,286	8,286

Total long-term debt	$146,705	$140,591

     Pursuant to the terms of the U.S. line of credit, as of March 31, 2004, the available credit was reduced to $130,000,000 from $135,000,000. Also under the terms of this agreement, this line of credit will be further reduced to $125,000,000 at March 31, 2005 and to $115,000,000 at March 31, 2006.

     Pursuant to the amended Cashland asset purchase agreement, the Company issued a subordinated note for $2,500,000 as a partial consideration of the final payment. Interest on this note accrues at 12% per annum and is payable semi-annually. The note principal is payable in nine equal annual installments beginning in February 2006. The final payment is due in February 2014. However, the note may be prepaid after February 1, 2006.

     The Company also has an SEK 15,000,000 line of credit (approximately $1,997,000 at June 30, 2004) that matures on May 30, 2005. There were no amounts outstanding on this line of credit as of June 30, 2004 and 2003.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued

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

     Information concerning the operating segments is set forth below (in thousands):

	Pawn Lending
	United		Cash	Check
	States	Foreign	Advance	Cashing	Consolidated
Three Months Ended June 30, 2004:
Revenue
Finance and service charges	$25,355	$8,700	$—	$—	$34,055
Proceeds from disposition of merchandise	51,695	5,287	—	—	56,982
Cash advance fees	7,509	—	14,552	—	22,061
Check cashing royalties and fees	—	643	1,172	860	2,675

Total Revenue	84,559	14,630	15,724	860	115,773
Cost of revenue – disposed merchandise	31,338	3,709	—	—	35,047

Net Revenue	53,221	10,921	15,724	860	80,726

Expenses
Operations	32,376	4,987	8,175	341	45,879
Cash advance loss provision	2,064	—	3,311	—	5,375
Administration	7,270	1,622	2,026	287	11,205
Depreciation and amortization	2,882	696	1,058	124	4,760

Total Expenses	44,592	7,305	14,570	752	67,219

Income from Operations	$8,629	$3,616	$1,154	$108	$13,507

As of June 30, 2004:
Total assets	$300,338	$114,833	$76,201	$7,501	$498,873

(Continued on Next Page)

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued

	Pawn Lending
	United		Cash	Check
	States	Foreign	Advance	Cashing	Consolidated
Three Months Ended June 30, 2003:
Revenue
Finance and service charges	$23,439	$7,162	$—	$—	$30,601
Proceeds from disposition of merchandise	51,644	4,532	—	—	56,176
Cash advance fees	6,227	—	167	—	6,394
Check cashing royalties and fees	—	418	—	828	1,246

Total Revenue	81,310	12,112	167	828	94,417
Cost of revenue – disposed merchandise	31,984	3,403	—	—	35,387

Net Revenue	49,326	8,709	167	828	59,030

Expenses
Operations	31,642	3,948	274	377	36,241
Cash advance loss provision	1,618	—	74	—	1,692
Administration	6,995	1,148	87	183	8,413
Depreciation and amortization	2,817	648	20	122	3,607

Total Expenses	43,072	5,744	455	682	49,953

Income (loss) from Operations	$6,254	$2,965	$(288)	$146	$9,077

As of June 30, 2003:
Total assets	$282,131	$101,175	$1,302	$8,053	$392,661

Six Months Ended June 30, 2004:
Revenue
Finance and service charges	$52,227	$17,328	$—	$—	$69,555
Proceeds from disposition of merchandise	118,743	10,954	—	—	129,697
Cash advance fees	14,628	—	27,089	—	41,717
Check cashing royalties and fees	—	1,240	3,492	1,982	6,714

Total Revenue	185,598	29,522	30,581	1,982	247,683
Cost of revenue – disposed merchandise	72,167	7,949	—	—	80,116

Net Revenue	113,431	21,573	30,581	1,982	167,567

Expenses
Operations	66,312	9,983	15,427	721	92,443
Cash advance loss provision	3,420	—	4,999	—	8,419
Administration	16,351	3,161	3,844	495	23,851
Depreciation and amortization	5,749	1,424	2,001	238	9,412

Total Expenses	91,832	14,568	26,271	1,454	134,125

Income from Operations	$21,599	$7,005	$4,310	$528	$33,442

(Continued on Next Page)

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued

	Pawn Lending
	United		Cash	Check
	States	Foreign	Advance	Cashing	Consolidated
Six Months Ended June 30, 2003:
Revenue
Finance and service charges	$48,148	$13,908	$—	$—	$62,056
Proceeds from disposition of merchandise	114,706	7,589	—	—	122,295
Cash advance fees	12,638	—	222	—	12,860
Check cashing royalties and fees	—	800	—	1,911	2,711

Total Revenue	175,492	22,297	222	1,911	199,922
Cost of revenue – disposed merchandise	71,487	5,454	—	—	76,941

Net Revenue	104,005	16,843	222	1,911	122,981

Expenses
Operations	64,426	7,583	395	807	73,211
Cash advance loss provision	2,937	—	87	—	3,024
Administration	14,696	2,232	122	358	17,408
Depreciation and amortization	5,690	1,333	29	244	7,296

Total Expenses	87,749	11,148	633	1,409	100,939

Income (loss) from Operations	$16,256	$5,695	$(411)	$502	$22,042

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

     The Company is a provider of specialty financial services to individuals in the United States, United Kingdom and Sweden. The Company offers secured non-recourse loans, commonly referred to as pawn loans, to individuals through its pawn lending operations. The pawn loan portfolio generates finance and service charges revenue. A related activity of the pawn lending operations is the disposition of merchandise, primarily collateral from unredeemed pawn loans. As an alternative to a pawn loan, the Company offers unsecured cash advances in selected lending locations and on behalf of third-party banks in other locations. The Company also provides check cashing and related money services through its consumer finance centers and its franchised and company-owned check cashing centers.

     As of June 30, 2004, the Company’s pawn lending operations consisted of 472 pawnshops, including 396 owned units and 6 unconsolidated franchised units in 17 states in the United States, 57 owned units in the United Kingdom, and 13 owned units in Sweden. The foreign operations consist primarily of jewelry-only lending units. During the 18 months ended June 30, 2004, the Company acquired 15 operating units, established 5 locations, and combined or closed 9 locations for a net increase in pawn lending units of 11. In addition, the Company terminated 6 franchises and purchased 1 for its company-owned operations.

     As of June 30, 2004, the Company’s cash advance operations consisted of 181 cash advance locations, including 153 locations through Cashland Financial Services, Inc. (“Cashland”), a wholly-owned subsidiary, and 28 Cash America Payday Advance locations. The Cashland consumer finance centers offer cash advances, check cashing and related money services in 3 states. During the 11 months since its acquisition on August 1, 2003, Cashland has established 34 locations and closed 2 locations. The Cash America Payday Advance locations offer the cash advance product in Texas.

     As of June 30, 2004, Mr. Payroll Corporation (“Mr. Payroll”), a wholly-owned subsidiary, operated 132 franchised and 6 company-owned check cashing centers in 20 states.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, the components of the consolidated statements of operations as a percentage of total revenue.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Revenue
Finance and service charges	29.4%	32.4%	28.1%	31.0%
Proceeds from disposition of merchandise	49.2	59.5	52.4	61.2
Cash advance fees	19.1	6.8	16.8	6.4
Check cashing royalties and fees	2.3	1.3	2.7	1.4

Total Revenue	100.0	100.0	100.0	100.0
Cost of Revenue
Disposed merchandise	30.3	37.5	32.3	38.5

Net Revenue	69.7	62.5	67.7	61.5

Expenses
Operations	39.6	38.4	37.4	36.6
Cash advance loss provision	4.6	1.8	3.4	1.5
Administration	9.7	8.9	9.6	8.7
Depreciation and amortization	4.1	3.8	3.8	3.7

Total Expenses	58.0	52.9	54.2	50.5

Income from operations	11.7	9.6	13.5	11.0
Interest expense, net	1.9	2.3	1.8	2.2
Gain from disposal of asset	—	(1.1)	—	(0.5)

Income before Income Taxes	9.8	8.4	11.7	9.3
Provision for income taxes	3.5	2.4	4.1	3.1

Net income	6.3%	6.0%	7.6%	6.2%

     The following table sets forth certain selected consolidated financial and operating data as of June 30, 2004 and 2003, and for the three and six month periods then ended ($ in thousands).

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2004		2003		2004		2003
PAWN LENDING OPERATIONS:
Pawn loans
Annualized yield on pawn loans	96.6%		94.4%		99.7%		98.1%
Total amount of pawn loans written	$122,303		$113,548		$235,973		$216,819
Average pawn loan balance outstanding	$141,728		$129,991		$140,290		$127,579
Average pawn loan balance per average location in operation	$305		$288		$302		$282
Average pawn loan amount at end of period (not in thousands)	$112		$107		$112		$107
Profit margin on disposition of merchandise as a percentage of proceeds from disposition of merchandise	38.5%		37.0%		38.2%		37.1%
Average annualized merchandise turnover	2.7	x	2.9	x	3.0	x	3.1	x
Average balance of merchandise held for disposition per average location in operation	$112		$110		$114		$112
Pawnshop locations in operation –
Beginning of period, owned	465		453		467		455
Acquired	—		—		—		3
Start-ups	1		1		1		2
Combined or closed	—		(1)		(2)		(7)
End of period, owned	466		453		466		453
Franchise locations at end of period	6		9		6		9
Total pawnshop locations at end of period	472		462		472		462
Average number of owned pawnshop locations in operation	465		452		465		453
Cash advances
Total amount of cash advances written (a)	$50,469		$42,307		$95,108		$80,105
Number of cash advances written (not in thousands) (a)	156,786		144,675		295,740		273,187
Average amount per cash advance (not in thousands) (a)	$322		$292		$322		$293
Combined cash advances outstanding (a)	$14,663		$11,320		$14,663		$11,320
Cash advances outstanding per location at end of period(a)	$38		$30		$38		$30
Cash advances outstanding before allowance for losses (b)	$9,859		$10,069		$9,859		$10,069
Locations offering cash advances at end of period	388		383		388		383
Average number of locations offering cash advances	388		383		388		385
CASH ADVANCE OPERATIONS (c):
Total amount of cash advances written	$93,801		$1,245		$171,551		$1,657
Number of cash advances written (not in thousands)	277,017		3,832		505,941		5,057
Average amount per cash advance (not in thousands)	$339		$325		$339		$328
Combined cash advances outstanding (a)	$23,783		$384		$23,783		$384
Cash advances outstanding per location at end of period (a)	$131		$35		$131		$35
Cash advances outstanding before allowance for losses (b)	$22,769		$331		$22,769		$331
Cash advance locations in operations –
Beginning of period	164		5		154		2
Start-ups	19		6		29		9
Combined or closed	(2)		—		(2)		—
End of period	181		11		181		11
Average number of locations in operation for period	171		8		165		6

(Continued on Next Page)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
CHECK CASHING OPERATIONS (Mr. Payroll):
Face amount of checks cashed	$261,680	$257,066	$583,867	$565,594
Gross fees collected	$3,561	$3,527	$8,360	$8,138
Fees as a percentage of checks cashed	1.4%	1.4%	1.4%	1.4%
Average check cashed (not in thousands)	$347	$340	$385	$374
Centers in operation at end of period	138	139	138	139
Average centers in operation for period	138	140	137	137

(a)	Includes cash advances made by the Company and cash advances made by third-party banks offered at the Company’s locations.

(b)	Amounts recorded in the Company’s consolidated financial statements.

(c)	Includes Cashland and Cash America Payday Advance locations.

OVERVIEW

     Components of Consolidated Net Revenue. Consolidated net revenue is total revenue reduced by the cost of merchandise disposed in the period. It represents the income available to satisfy expenses and is the measure management uses to evaluate top line performance. The growth in cash advance fees due to higher balances and the addition of new units, including the acquisition of Cashland in August 2003, has increased the comparative contribution from this product to the consolidated net revenue of the Company in the three and six months of 2004 compared to the same periods of 2003. Pawn related net revenue of aggregate finance and service charges plus profit on the disposition of merchandise remains the dominant source of net revenue at 69.4% and 87.0% of consolidated net revenue for the three months ended June 30, 2004 and 2003, and at 71.1% and 87.4% for the six months ended June 30, 2004 and 2003, respectively. The following graphs show consolidated net revenue and depict the mix of the components of net revenue for the quarter and six months ended June 30, 2004 and 2003:

(Continued on Next Page)

     Contribution to Increase in Net Revenue. In conjunction with the increase in cash advance fees as a percent of net revenue, the relative percentage contribution from cash advance fees to the quarter over quarter and six months over six months increase in net revenue has grown significantly due to the inclusion of Cashland, greater cash advance balances and additional units. The increase in pawn related net revenue in the aggregate, combined finance and service charges and profit from the disposition of merchandise, declined from 66.9% to 21.2% and from 62.0% to 26.3% of the increase in net revenue for the second quarter and six months of 2004 compared to 2003, respectively. Check cashing royalties and fees increased to 6.6% and 9.0% of the increase in net revenue in the quarter and six months ended June 30, 2004, respectively. This trend is depicted in the following graphs:

(Continued on Next Page)

Quarter Ended June 30, 2004 Compared To Quarter Ended June 30, 2003

     Consolidated Net Revenue. Consolidated net revenue increased $21.7 million, or 36.8%, to $80.7 million during the second quarter ended June 30, 2004 (the “current quarter”) from $59.0 million during the second quarter ended June 30, 2003 (the “prior year quarter”). The following table sets forth net revenue results by operating segment for the three month periods ended June 30 ($ in millions):

	2004	2003	Increase
U.S. pawn lending operations	$53.2	$49.3	$3.9	7.9%
Foreign pawn lending operations	10.9	8.7	2.2	25.3
Cash advance operations	15.7	0.2	15.5	—
Check cashing operations	0.9	0.8	0.1	12.5

Consolidated net revenue	$80.7	$59.0	$21.7	36.8%

     The increase in consolidated net revenue was primarily due to the consolidation of the operating results of Cashland. Excluding the impact of Cashland, net revenue for the current quarter was up $7.4 million, or 12.5%, compared to the prior year quarter. The Company’s U.S. pawn lending operations contributed the majority of the increase in consolidated net revenue excluding Cashland. Higher revenue from the Company’s cash advance product, higher finance and service charges from pawn loans, and higher profit from the disposition of merchandise accounted for the increase in net revenue. The Company’s foreign operations also contributed to the increase in consolidated net revenue primarily due to increased average pawn loan balance, improved pawn loan yields and the favorable impact of currency translation.

     The components of net revenue are finance and service charges from pawn loans, which increased $3.5 million; profit from the disposition of merchandise, which increased $1.1 million; cash advance fees, which increased $15.7 million; and check cashing royalties and fees, which increased $1.4 million. Management believes that the trend of higher cash advance fees and higher finance and service charges on pawn loans will continue during the remainder of 2004 due to the higher balances of cash advances and pawn loans at the end of the current quarter compared to the prior year quarter and the addition of new locations in 2003 and 2004.

     Finance and Service Charges. The following is a summary of finance and service charges related to pawn loans by operating segment for the three months ended June 30, 2004 and 2003 ($ in millions):

	2004	2003	Increase
U.S. pawn lending operations	$25.4	$23.4	$2.0	8.5%
Foreign pawn lending operations	8.7	7.2	1.5	20.8

Total finance and service charges	$34.1	$30.6	$3.5	11.4%

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

			Total
	Average		Before
	Balance	Loan	Foreign	Foreign
	Outstanding	Yield	Translation	Translation	Total
U.S. pawn lending operations	$1.4	$0.6	$2.0	$—	$2.0
Foreign pawn lending operations	0.3	0.5	0.8	0.7	1.5

Total	$1.7	$1.1	$2.8	$0.7	$3.5

     Excluding the favorable impact of foreign currency translation, the company-wide average balance of pawn loans outstanding was 4.5% higher during the current quarter than the prior year quarter. On a segment basis, the average balances of pawn loans were 5.7% and 3.0% higher for the U.S. and foreign pawn lending operations, respectively. The increase in the average balance of U.S. pawn loans outstanding was driven by a 2.6% increase in the average number of pawn loans outstanding during the current quarter coupled with a 2.9% increase in the average amount per loan. U.S. pawn loan balances at June 30, 2004, were $6.0 million, or 7.4%, higher than at June 30, 2003. Management believes the higher average U.S. pawn loan balance outstanding is partially attributable to the current economic environment affecting the Company’s customers, which was conducive to an increase in loan demand, and expects this trend of higher demand for pawn loans to continue throughout the remainder of 2004. In the Company’s foreign operations, the average balances of pawn loans outstanding denominated in their local currencies increased 8.3% and decreased 5.2% in the United Kingdom and Sweden, respectively. The average number of pawn loans outstanding in the United Kingdom and Sweden increased 3.8% and decreased 8.1%, respectively. Average amounts per loan denominated in their local currencies were higher for both the United Kingdom and Sweden by 4.3% and 3.2%, respectively.

     Excluding the favorable impact of foreign currency translation, the consolidated annualized loan yield, which represents the blended result derived from the distinctive loan yields realized from operations in the three countries, was 98.6% in the current quarter, compared to 94.4% in the prior year quarter. U.S. annualized loan yield increased to 127.2% for the current quarter, compared to 123.9% for the prior year quarter. The higher yield on the U.S. pawn loan portfolio is partially due to an increase in the permitted rate and shortening of loan terms in one of the states in which the Company operates. In addition, improved performance of the pawn loan portfolio, including higher redemption rates and a slightly higher concentration of extended or renewed loans in the portfolio, contributed to the higher U.S. pawn loan yield. The blended yield on average foreign pawn loans outstanding increased to 57.4% in the current year quarter compared to 53.1% in the prior year quarter. The increase in the blended foreign yield was partially caused by increases in the blended interest rates charged to customers in the United Kingdom.

     Favorable currency translation adjustments contributed $0.7 million to the increase in foreign source finance and service charges in the current quarter as compared to the prior year quarter, as the British pound and Swedish kronor were stronger relative to the United States dollar. The weighted average exchange rates used to translate local currency earnings into dollars for the pound and kronor were 11.6% and 6.1% higher, respectively, during the current quarter compared to the prior year quarter.

     Profit from Disposition of Merchandise. Profit from disposition of merchandise represents the proceeds received from disposition of merchandise in excess of the cost of disposed merchandise. The following table summarizes, by operating segment, the proceeds from disposition of merchandise and the related profit for the current quarter compared to the prior year quarter ($ in millions):

	Three Months Ended June 30,
	2004			2003
	Merch-	Refined		Merch-	Refined
	andise	Gold	Total	andise	Gold	Total
Proceeds from disposition:
U.S.	$44.0	$7.7	$51.7	$43.8	$7.9	$51.7
Foreign	3.6	1.7	5.3	2.8	1.7	4.5

Total proceeds	$47.6	$9.4	$57.0	$46.6	$9.6	$56.2

Profit on disposition	$19.4	$2.5	$21.9	$18.5	$2.3	$20.8

Consolidated profit margin	40.8%	26.7%	38.5%	39.7%	23.9%	37.0%
Profit margin – U.S.	40.9%	30.5%	39.4%	39.8%	28.3%	38.1%
Profit margin – Foreign	38.9%	9.0%	29.8%	37.9%	3.8%	24.9%

     Profit from the disposition of merchandise and refined gold increased $1.1 million, or 5.3%, due to higher profit margins (to 38.5% in the current quarter from 37.0% in the prior year quarter) and a 1.4% increase in total proceeds from the disposition of merchandise. Excluding the effect of the disposition of refined gold, the profit margin on the disposition of merchandise increased to 40.8% in the current quarter from 39.7% in the prior year quarter due predominately to a slightly heavier mix of jewelry sales. The profit margin on the disposition of refined gold was 26.7% in the current quarter compared to 23.9% in the prior year quarter due to the prevailing higher market prices of refined gold in the current quarter than in the prior year quarter. Proceeds from disposition of merchandise, excluding refined gold, increased $1.0 million, or 2.2%, in the current quarter primarily due to slightly higher average sales prices and the addition of new locations added since the prior year quarter. Proceeds from disposition of refined gold decreased slightly by $0.2 million, or 2.1%. The consolidated merchandise turnover rate decreased slightly to 2.7 times during the current quarter compared to 2.9 times during the prior year quarter.

     Whereas profit margins have been rising in recent periods, Management now anticipates that profit margin on disposition of merchandise to stabilize in the near term around current levels as higher levels of pawn loan balances are likely to generate an increase in merchandise available for disposition moving into the last half of the year combined with the expectation that further significant increases in the prevailing market price of gold is unlikely.

     Cash Advance Fees. Cash advance fees increased $15.7 million, or 245.3%, to $22.1 million in the current quarter as compared to $6.4 million in the prior year quarter. The increase was primarily due to the addition of the operating results of Cashland. Higher average cash advance balances outstanding during the current quarter resulting from higher demand for the cash advance product also contributed to the increase in cash advance fees. The cash advance product was available in 569 U.S. lending locations, which included 388 Cash America pawnshops, 28 Cash America Payday Advance locations and 153 Cashland consumer finance centers at June 30, 2004. These included 320 units that offer the product on behalf of third-party banks for which the Company performs administrative services. The Company entered into an agreement with a second third-party bank that began offering cash advances in some of those units in the current quarter. Cash advance fees include revenue from the cash advance portfolio owned by the Company and fees for administrative services performed for the banks. (Although cash advance transactions may take the form of loans or deferred check deposit transactions, the transactions are referred to throughout this discussion as “cash advances” for convenience.)

     The amount of cash advances written increased $100.8 million, or 232.0%, to $144.3 million in the current quarter from $43.5 million in the prior year quarter. Included in the amount of cash advances written in the current quarter and prior year quarter were $50.7 million and $37.9 million, respectively, extended to customers by the banks. The average amount per cash advance increased to $333 from $293 primarily as a result of larger loans originated by the third-party banks in some markets. The combined Company and bank portfolios of cash advances generated $23.7 million in revenue during the current quarter compared to $7.5 million in the prior year quarter. The outstanding combined portfolio balance of cash advances increased $26.7 million to $38.4 million at June 30, 2004, from $11.7 million at June 30, 2003. Included in these amounts are $32.6 million and $10.4 million for 2004 and 2003, respectively, that are included in the Company’s consolidated balance sheets. An allowance for losses of $5.0 million and $1.9 million has been provided in the consolidated financial statements as of June 30, 2004 and 2003, respectively, which offsets the outstanding cash advance amounts.

     Management anticipates continued growth in cash advance fees for the remainder of 2004 due to increased consumer awareness and demand for the cash advance product, higher outstanding balances at June 30, 2004 compared to June 30, 2003, and the growth of balances from new units opened in 2003 and in the first six months of 2004, and expected to be opened during the remainder of 2004.

     Check Cashing Royalties and Fees. Check cashing fees for the United Kingdom operations increased 53.8% to $0.6 million in the current quarter, while check cashing revenue for Mr. Payroll was $0.9 million in the prior year quarter and $0.8 million in the current quarter. Check cashing revenue for Cashland in the current quarter was $1.2 million.

     Operations and Administration Expenses. Consolidated operations and administration expenses, as a percentage of total revenue, were 49.3% in the current quarter compared to 47.3% in the prior year quarter. These expenses increased $12.4 million, or 27.8%, in the current quarter compared to the prior year quarter, primarily due to the addition of Cashland. U.S. pawn lending and the Cash America Payday Advance operations expenses increased $1.9 million, or 4.9%, as a result of slightly higher staffing levels, higher benefit costs and higher expenses, related to the cash advance product, including advertising and the net increase of 6 owned pawnshop locations and 17 Cash America Payday Advance locations. The addition of Cashland contributed $8.9 million of the increase. Foreign lending operating expenses increased $1.5 million, or 29.7%, primarily due to an increase in the number of locations in the United Kingdom and Sweden during 2003.

     As a multi-unit operator in the consumer finance industry, the Company’s operations and administration expenses are predominately for personnel and occupancy expenses. Personnel expenses include base salary and wages, performance incentives, and benefits. Occupancy expenses include rent, property taxes and insurance, utilities, and maintenance. The combination of personnel and occupancy expenses represents 81.6% of total operations and administration expenses in the current quarter and 82.8% in the prior year quarter. The comparison is as follows ($ in millions):

	Three Months Ended June 30,
	2004		2003
		% of		% of
	Amount	Revenue	Amount	Revenue
Personnel	$33.5	29.0%	$26.1	27.7%
Occupancy	13.1	11.3	10.9	11.6
Other	10.5	9.0	7.7	8.0

Total	$57.1	49.3%	$44.7	47.3%

     Personnel expense increased $7.4 million, or 28.3%; $4.8 million of the increase is attributable to the addition of Cashland. The balance of the increase is due to unit additions during 2003, an increase in staffing levels, higher benefit costs and normal recurring annual salary increases. Occupancy expenses increased $2.2 million, or 20.2%, $1.8 million of the increase is due to the addition of Cashland.

     Cash Advance Loss Provision. The Company maintains an allowance for losses on cash advances at a level projected to be adequate to absorb credit losses inherent in the outstanding combined cash advance portfolio. The cash advance loss provision is utilized to increase the allowance carried against the outstanding combined cash advance portfolio. The cash advance loss provision increased $3.7 million to $5.4 million in the current quarter as compared to $1.7 million in the prior year quarter, principally due to the acquisition of Cashland and the significant increase in the size of the portfolio. The loss provision as a percentage of cash advance fees decreased to 24.4% in the current quarter as compared to 26.5% in the prior year quarter. The decrease in the loss provision as a percentage of cash advance fees is primarily due to the inclusion of Cashland’s operating results in the current quarter and a continued improvement in the Company’s collection performance from the prior year.

     Depreciation and Amortization. Depreciation and amortization expense as a percentage of total revenue increased slightly to 4.1% in the current period, as compared to 3.8% for the prior year period. Total depreciation and amortization expense increased $1.1 million, or 32.0%, primarily due to the addition of Cashland.

     Interest Expense. Net interest expense as a percentage of total revenue was 1.9% for the current quarter as compared to 2.3% for the prior year quarter. Interest expense increased $0.1 million to $2.2 million (net of interest income of $40,000) in the current quarter as compared to $2.1 million (net of interest income of $84,000) in the prior year quarter. The increase was due to an increase in debt levels for the acquisition of Cashland on August 1, 2003, and was partially offset by the effect of lower interest rates on floating rate debt. The effective blended borrowing cost decreased to 5.9% in the current quarter compared to 6.0% in the prior year quarter. The slight decrease in blended borrowing cost was due to a year over year decline in interest rates on domestic floating rate debt which was partially offset by the elimination of interest income from a note receivable repaid in the first quarter of 2003 and the addition of the 12% subordinated note. The average amount of debt outstanding increased during the current quarter to $146.9 million from $142.3 million during the prior year quarter.

     Income Taxes. The Company’s effective tax rate for the current quarter was 35.2% as compared to 29.0% for the prior year quarter. The lower effective rate in the prior year quarter is primarily attributable to a reduction in the deferred tax valuation allowance for capital losses resulting from the recognition of a capital gain from the sale of real estate held for investment. The effective tax rate for the prior year quarter would have been 35.2% excluding the gain and related tax effect.

     Other Data. The following table sets forth certain selected financial and operating data for the Company’s U.S. and foreign lending operations, presented in U.S. dollars, as of June 30, 2004 and 2003, and for the three months then ended ($ in thousands).

	2004		2003
U.S. PAWN LENDING OPERATIONS:
Annualized yield on pawn loans	127.2%		123.9%
Total amount of pawn loans written	$87,349		$82,014
Average pawn loan balance outstanding	$80,203		$75,904
Average pawn loan balance per average location in operation	$203		$195
Ending pawn loan balance per location in operation	$221		$209
Average pawn loan amount at end of period (not in thousands)	$84		$81
Profit margin on disposition of merchandise as a percentage of proceeds from disposition of merchandise	39.4%		38.1%
Average annualized merchandise turnover	2.8	x	2.9	x
Average balance of merchandise held for disposition per average location in operation	$113		$112
Ending balance of merchandise held for disposition per location in operation	$119		$116
Pawnshop locations in operation –
Beginning of period, owned	396		391
Combined or closed	—		(1)
End of period, owned	396		390
Franchised locations at end of period	6		9
Total pawnshop locations at end of period	402		399
Average number of owned pawnshop locations in operation	396		390
FOREIGN PAWN LENDING OPERATIONS:
Annualized yield on pawn loans:
In U.S. dollars	56.9%		53.1%
In local currency –
United Kingdom	59.4%		57.7%
Sweden	53.1%		45.8%
Total amount of pawn loans written	$34,954		$31,534
Average pawn loan balance outstanding	$61,525		$54,087
Average pawn loan balance per average location in operation	$892		$872
Ending pawn loan balance per location in operation	$875		$881
Average pawn loan amount at end of period (not in thousands)	$222		$201
Profit margin on disposition of merchandise as a percentage of proceeds from disposition of merchandise	29.8%		24.9%
Average annualized merchandise turnover	2.0	x	2.4	x
Average balance of merchandise held for disposition per average location in operation	$106		$93
Ending balance of merchandise held for disposition per location in operation	$110		$93
Pawnshop locations in operation –
Beginning of period, owned	69		62
Acquired	—		—
Start-ups	1		1
End of period, owned	70		63
Average number of owned pawnshop locations in operation	69		62
Currency translation rates:
Harvey & Thompson, Ltd. (U.S. dollar per British pound) –
Balance sheet data – end of period	1.8194		1.6559
Statements of operations data – average rate for the period	1.8096		1.6210
Svensk Pantbelåning (U.S. dollar per Swedish kronor) –
Balance sheet data – end of period	0.133101		0.125301
Statements of operations data – average rate for the period	0.131973		0.124353

Six Months Ended June 30, 2004 Compared to Six Months Ended June 30, 2003

     Consolidated Net Revenue. Consolidated net revenue increased $44.6 million, or 36.3%, to $167.6 million during the six months ended June 30, 2004 (the “current period”) from $123.0 million during the six months ended June 30, 2003 (the “prior year period”). The following table sets forth net revenue results by operating segment for the six month periods ended June 30 ($ in millions):

	2004	2003	Increase
U.S. pawn lending operations	$113.4	$104.1	$9.3	8.9%
Foreign pawn lending operations	21.6	16.8	4.8	28.6
Cash advance operations	30.6	0.2	30.4	152.0
Check cashing operations	2.0	1.9	0.1	5.3

Consolidated net revenue	$167.6	$123.0	$44.6	36.3%

     The increase in consolidated net revenue was primarily due to the consolidation of the operating results of Cashland. Excluding the impact of Cashland, net revenue for the current period was up $16.4 million, or 13.4%, compared to the prior year period. The Company’s U.S. pawn lending operations contributed the majority of the increase in consolidated net revenue excluding Cashland. Higher revenue from the Company’s cash advance product, higher finance and service charges from pawn loans, and higher profit from the disposition of merchandise accounted for the increase in net revenue. The Company’s foreign operations also contributed to the increase in consolidated net revenue primarily due to increased average pawn loan balance, improved pawn loan yields and the favorable impact of currency translation.

     The components of net revenue are finance and service charges from pawn loans, which increased $7.5 million; profit from the disposition of merchandise, which increased $4.2 million; cash advance fees, which increased $28.9 million; and check cashing royalties and fees, which increased $4.0 million.

     Finance and Service Charges. The following is a summary of finance and service charges related to pawn loans by operating segment for the six months ended June 30, 2004 and 2003 ($ in millions):

	2004	2003	Increase
U.S. pawn lending operations	$52.3	$48.2	$4.1	7.8%
Foreign pawn lending operations	17.3	13.9	3.4	24.5

Total finance and service charges	$69.6	$62.1	$7.5	11.9%

     The following table demonstrates how each of these factors affected the total change in finance and service charges on pawn loans for the current period as compared to the prior year period (in millions):

			Total
	Average		Before
	Balance	Loan	Foreign	Foreign
	Outstanding	Yield	Translation	Translation	Total
U.S. pawn lending operations	$2.3	$1.8	$4.1	$—	$4.1
Foreign pawn lending operations	0.7	0.8	1.5	1.9	3.4

Total	$3.0	$2.6	$5.6	$1.9	$7.5

     Excluding the favorable impact of foreign currency translation, the company-wide average balance of pawn loans outstanding was 4.7% higher during the current period than the prior year period. On a segment basis, the average balances of pawn loans were 4.7% and 4.6% higher for the U.S. and foreign pawn lending operations, respectively. The increase in the average balance of U.S. pawn loans outstanding was driven by a

1.9% increase in the average number of pawn loans outstanding during the current period coupled with a 2.7% increase in the average amount per loan. In the Company’s foreign operations, the average balances of pawn loans outstanding denominated in their local currencies increased 9.8% and decreased 3.4% in the United Kingdom and Sweden, respectively. The average number of pawn loans outstanding in the United Kingdom and Sweden increased 5.2% and decreased 6.4%, respectively. Average amounts per loan denominated in their local currencies were higher for both the United Kingdom and Sweden by 4.4% and 3.2%, respectively.

     Excluding the favorable impact of foreign currency translation, the consolidated annualized loan yield, which represents the blended result derived from the distinctive loan yields realized from operations in the three countries, was 101.9% in the current period, compared to 98.1% in the prior year period. U.S. annualized loan yield increased to 133.7% for the current period, compared to 129.4% for the prior year period. The higher yield on the U.S. pawn loan portfolio is partially due to an increase in the permitted rate and shortening of loan terms in one of the states in which the Company operates. In addition, improved performance of the pawn loan portfolio, including higher redemption rates and a slightly higher concentration of extended or renewed loans in the portfolio, contributed to the higher U.S. pawn loan yield. The blended yield on average foreign pawn loans outstanding increased to 56.5% in the current period compared to 53.4% in the prior year period. The increase in the blended foreign yield was partially caused by increases in the blended interest rates charged to customers in the United Kingdom.

     Favorable currency translation adjustments contributed $1.9 million to the increase in foreign source finance and service charges in the current period as compared to the prior year period, as the British pound and Swedish kronor were stronger relative to the United States dollar. The weighted average exchange rates used to translate local currency earnings into dollars for the pound and kronor were 13.1% and 10.9% higher, respectively, during the current period compared to the prior year period.

     Profit from Disposition of Merchandise. The following table summarizes, by operating segment, the proceeds from disposition of merchandise and the related profit for the current period compared to the prior year period ($ in millions):

	Six Months Ended June 30,
	2004			2003
	Merch-	Refined		Merch-	Refined
	andise	Gold	Total	andise	Gold	Total
Proceeds from disposition:
U.S.	$100.6	$18.1	$118.7	$99.4	$15.3	$114.7
Foreign	7.3	3.7	11.0	5.4	2.2	7.6

Total proceeds	$107.9	$21.8	$129.7	$104.8	$17.5	$122.3

Profit on disposition	$43.3	$6.3	$49.6	$41.1	$4.3	$45.4

Consolidated profit margin	40.1%	28.8%	38.2%	39.2%	24.6%	37.1%
Profit margin – U.S.	40.2%	33.7%	39.2%	39.3%	26.9%	37.7%
Profit margin – Foreign	38.8%	5.0%	27.4%	37.1%	6.1%	28.1%

     Profit from the disposition of merchandise and refined gold increased $4.2 million, or 9.2%, due to higher profit margins (to 38.2% in the current period from 37.1% in the prior year period) and a 6.0% increase in total proceeds from the disposition of merchandise. Excluding the effect of the disposition of refined gold, the profit margin on the disposition of merchandise increased to 40.1% in the current period from 39.2% in the prior year period due predominately to a slightly heavier mix of jewelry sales. The profit margin on the disposition of refined gold was 28.8% in the current period compared to 24.6% in the prior year period due to the prevailing higher market prices of refined gold in the current period than in the prior year period new locations. Proceeds from disposition of merchandise, excluding refined gold, increased $3.1 million, or 3.0%, in the current period primarily due to slightly higher average sales prices and the addition of new locations added since the prior year period. Proceeds from disposition of refined gold increased $4.3 million, or 24.6%, due to higher market prices for gold and an increase in the volume of refined gold disposed. The consolidated merchandise turnover rate decreased to 3.0 times during the current period compared to 3.1 times during the prior year period.

     Cash Advance Fees. Cash advance fees increased $28.8 million, or 223.3%, to $41.7 million in the current period as compared to $12.9 million in the prior year period. The increase was primarily due to the addition of the operating results of Cashland. Higher average cash advance balances outstanding during the current period resulting from higher demand for the cash advance product also contributed to the increase in cash advance fees.

     The amount of cash advances written increased $185.0 million, or 226.3%, to $266.8 million in the current period from $81.8 million in the prior year period. Included in the amount of cash advances written in the current period and prior year period were $94.6 million and $71.2 million, respectively, extended to customers by the banks. The average amount per cash advance increased to $333 from $294 primarily as a result of larger loans originated by the third-party banks in some markets. The combined Company and bank portfolios of cash advances generated $44.4 million in revenue during the current year period as compared to $14.6 million in the prior year period.

     Check Cashing Royalties and Fees. Check cashing fees for the United Kingdom operations increased 50.0% to $1.2 million, in the current period, while check cashing revenue for Mr. Payroll was $2.0 million and $1.9 million in the current and prior period, respectively. Check cashing revenue for Cashland in the current period was $3.5 million.

     Operations and Administration Expenses. Consolidated operations and administration expenses, as a percentage of total revenue, were 47.0% in the current period compared to 45.3% in the prior year period. These expenses increased $25.7 million, or 28.3%, in the current period compared to the prior year period. U.S. pawn lending and the Cash America Payday Advance operations expenses increased $5.4 million, or 6.3%, as a result of slightly higher staffing levels, higher benefit costs and higher expenses, related to the cash advance product, including advertising and the net increase of 6 owned pawnshop locations and 17 Cash America Payday Advance locations. The addition of Cashland contributed $16.9 million of the increase. Foreign lending operating expenses increased $3.3 million, or 33.9%, primarily due to an increase in the number of locations in the United Kingdom and Sweden during 2003.

     The combination of personnel and occupancy expenses represents 82.4% of total operations and administration expenses in the current period and 84.2% in the prior year period. The comparison is as follows ($ in millions):

	Six Months Ended June 30,
	2004		2003
		% of		% of
	Amount	Revenue	Amount	Revenue
Personnel	$69.9	28.2%	$54.7	27.4%
Occupancy	25.9	10.5	21.5	10.7
Other	20.5	8.3	14.4	7.2

Total	$116.3	47.0%	$90.6	45.3%

     Personnel expense increased $15.2 million, or 27.7%; $9.2 million of the increase is attributable to the addition of Cashland. The balance of the increase is due to unit additions during 2003, an increase in staffing levels, higher benefit costs and normal recurring salary adjustments. Occupancy expenses increased $4.4 million, or 20.7%, $3.3 million of the increase is due to the addition of Cashland.

     Cash Advance Loss Provision. The cash advance loss provision increased $5.4 million to $8.4 million in the current period as compared to $3.0 million in the prior year period principally due to the acquisition of Cashland and the significant increase in the size of the portfolio. The loss provision as a percentage of cash advance fees decreased to 20.2% in the current period as compared to 23.5% in the prior year period. The decrease in the loss provision as a percentage of cash advance fees is primarily due to the inclusion of Cashland’s operating results in the current period and a continued improvement in the Company’s collection performance from the prior year.

     Depreciation and Amortization. Depreciation and amortization expense as a percentage of total revenue increased slightly to 3.8% as compared to 3.7% for the prior year period. Total depreciation and amortization expense increased $2.1 million, or 29.0%, primarily due to the addition of Cashland.

     Interest Expense. Net interest expense as a percentage of total revenue was 1.8% for the current period as compared to 2.2% for the prior year period. Interest expense increased $0.1 million to $4.4 million (net of interest income of $81,000) in the current period as compared to $4.3 million (net of interest income of $184,000) in the prior year period. The increase was due to an increase in debt levels for the acquisition of Cashland on August 1, 2003, and was partially offset by the effect of lower interest rates on floating rate debt. The effective blended borrowing cost decreased to 5.9% in the current period compared to 6.1% in the prior year period. The slight decrease in blended borrowing cost was due to a year over year decline in interest rates on domestic floating rate debt which was partially offset by the elimination of interest income from a note receivable repaid in the prior year period and the addition of the 12% subordinated note. The average amount of debt outstanding increased during the current period to $151.7 million from $142.3 million during the prior year period.

     Income Taxes. The Company’s effective tax rate for the current period was 35.5% as compared to 33.8% for the prior year period. The lower effective rate in the prior year period is primarily attributable to a reduction in the deferred tax valuation allowance for capital losses resulting from the recognition of a capital gain from the sale of real estate held for investment. The effective tax rate for the prior year period would have been 36.4% excluding the gain and related tax effects.

     Other Data. The following table sets forth certain selected financial and operating data for the Company’s U.S. and foreign lending operations, presented in U.S. dollars, for the six month periods ended June 30, 2004 and 2003 ($ in thousands).

	2004		2003
U.S. PAWN LENDING OPERATIONS:
Annualized yield on pawn loans	133.7%		129.4%
Total amount of pawn loans written	$163,913		$154,087
Average pawn loan balance outstanding	$78,546		$75,032
Average pawn loan balance per average location in operation	$198		$191
Profit margin on disposition of merchandise as a percentage of proceeds from disposition of merchandise	39.2%		37.7%
Average annualized merchandise turnover	3.2	x	3.2	x
Average balance of merchandise held for disposition per average location in operation	$116		$116
Pawnshop locations in operation –
Beginning of period, owned	398		396
Combined or closed	(2)		(6)
End of period, owned	396		390
Franchised locations at end of period	6		9
Total pawnshop locations at end of period	402		399
Average number of owned pawnshop locations in operation	396		392
FOREIGN PAWN LENDING OPERATIONS:
Annualized yield on pawn loans:
In U.S. dollars	56.4%		53.4%
In local currency –
United Kingdom	60.8%		57.7%
Sweden	48.7%		46.8%
Total amount of pawn loans written	$72,060		$62,732
Average pawn loan balance outstanding	$61,744		$52,547
Average pawn loan balance per average location in operation	$895		$861
Profit margin on disposition of merchandise as a percentage of proceeds from disposition of merchandise	27.4%		28.1%
Average annualized merchandise turnover	2.3	x	2.0	x
Average balance of merchandise held for disposition per average location in operation	$103		$90
Pawnshop locations in operation –
Beginning of period, owned	69		59
Acquired	—		3
Start-ups	1		2
Combined or closed	—		(1)
End of period, owned	70		63
Average number of owned pawnshop locations in operation	69		61
Currency translation rates:
Harvey & Thompson, Ltd. (U.S. dollar per British pound) –
Statements of operations data – average rate for the period	1.8219		1.6116
Svensk Pantbelåning (U.S. dollar per Swedish kronor) –
Statements of operations data – average rate for the period	0.133574		0.120430

LIQUIDITY AND CAPITAL RESOURCES

     The Company’s cash flows and other key indicators of liquidity are summarized as follows ($ in millions):

	Six Months Ended
	June 30,
	2004		2003
Operating activities cash flows	$37.1		$28.7
Investing activities cash flows:
Pawn loans	(7.1)		(6.3)
Cash advances	(7.5)		(9.3)
Acquisitions	(3.0)		(1.9)
Other investing activities	(12.6)		(5.7)
Financing activities cash flows	(10.0)		(1.8)
Working capital	$237.6		$200.8
Current ratio	5.8	x	6.1	x
Merchandise turnover	3.0	x	3.1	x

     Cash flows from operating activities. Net cash provided by operating activities was $37.1 million for the current period. Net cash generated from the Company’s U.S. pawn lending operations, foreign pawn lending operations, cash advance operations and check cashing operations were $25.1 million, $2.9 million, $8.5 million and $0.6 million, respectively.

     Cash flows from investing activities. The seasonal increase in balances due to higher lending activities led to increases in the Company’s investment in pawn loans and cash advances during the current period that used cash of $7.1 million and $7.5 million, respectively. The Company invested $12.6 million in property and equipment during the current period for the establishment of 29 cash advance units (9 Cash America Payday Advance locations and 20 Cashland consumer finance centers), the remodeling of selected operating units and ongoing enhancements to the information technology infrastructure, and other property additions. In the first quarter of 2004, the Company amended the Cashland asset purchase agreement and made a final payment of additional consideration in the amount of $5.4 million consisting of $2.9 million in cash and a subordinated note for $2.5 million (see Notes 5 and 9 of Notes to Consolidated Financial Statements.)

     Management anticipates that it will incur additional capital expenditures for the remainder of 2004 primarily for the establishment of up to 40 new pawnshops and cash advance-only locations, for the remodeling of selected operating units, and for enhancements to communications and information systems. Management currently estimates that these additional expenditures will be approximately $7 to $13 million. The additional capital required to pursue acquisition opportunities is not included in the estimate of capital expenditures.

     Cash flows from financing activities. During the current period, the Company made net repayments of $3.9 million on bank lines of credit and $4.3 million on notes. Additional uses of cash included $1.0 million for dividends and $2.3 million for the purchase of treasury shares. On July 25, 2002, the Company’s Board of Directors authorized management to purchase up to one million shares of its common stock in the open market and terminated the open market purchase authorization established in 2000. During the current period, the Company purchased 98,500 shares for an aggregate amount of $2.1 million under this authorization. Additional purchases may be made from time to time in the open market, and it is expected that funding will come from operating cash flow.

     As of March 31, 2004, the Company reduced its U.S. line of credit agreement to $130.0 million from $135.0 million. This line of credit will be further reduced to $125.0 million at March 31, 2005 and to $115.0 million at March 31, 2006. At June 30, 2004, $64.8 million was outstanding on this line of credit. Amounts outstanding under the Company’s multi-currency lines of credit at June 30, 2004, were £5.2 million (approximately $9.5 million) and SEK 18.5 million (approximately $2.5 million) for an aggregate $12.0 million.

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

     During the current period, the Company received equity totaling $1.5 million upon the exercise of 157,526 stock options by its officers and employees.

     Management believes that borrowings available under the credit facilities, cash generated from operations and current working capital of $237.6 million should be sufficient to meet the Company’s anticipated future capital requirements.

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

•	The ability of the Company to open and acquire new operating units in accordance with its plans. The Company’s expansion program is subject to numerous factors which cannot be predicted or controlled, such as the availability of attractive acquisition candidates and the Company’s ability to attract, train and retain qualified unit management personnel. Another such factor is the availability of sites with acceptable restrictions and suitable terms and general economic conditions.

•	Changes in competition from various sources such as banks, savings and loans, short-term consumer lenders, and other similar financial services entities, as well as retail businesses that offer products and services offered by the Company. The Company encounters significant competition in connection with its lending and merchandise disposition operations from other pawnshops, cash advance companies and other forms of financial institutions such as consumer finance companies. Significant increases in these competitive influences could adversely affect the Company’s operations through a decrease in the number of cash advances and pawn loans originated, resulting in lower levels of earning assets in these categories.

•	Changes in economic conditions. While the credit risk for most of the Company’s consumer lending is mitigated by the collateralized nature of pawn lending, a sustained deterioration in the economic environment could adversely affect the Company’s operations through a deterioration in performance of its pawn loan or cash advance portfolios, or by reducing consumer demand for the purchase of pre-owned merchandise.

•	Real estate market fluctuations. A significant rise in real estate prices could result in an increase in the cost of store leases as the Company opens new locations and renews leases for existing locations.

•	Interest rate fluctuations. Although the weakness in the U.S. economy over the past several quarters has resulted in relatively low interest rates offered by lending institutions, an eventual economic recovery could result in a rise in interest rates which would, in turn, increase the cost of borrowing to the Company.

•	Changes in the capital markets. The Company regularly accesses the debt capital markets to refinance existing debt obligations and to obtain capital to finance growth. Efficient access to these markets is critical to the Company’s ongoing financial success; however, the Company’s future access to the debt capital markets could become restricted should the Company experience deterioration of its cash flows, balance sheet quality, or overall business or industry prospects.

•	Changes in tax and other laws and governmental rules and regulations applicable to the specialty financial services industry. The Company’s lending activities are subject to extensive regulation and supervision under various federal, state and local laws, ordinances and regulations. The Company faces the risk that new laws and regulations could be enacted that could have a negative impact on the Company’s U.S. or international lending activities.

•	Other factors discussed under Quantitative and Qualitative Disclosures about Market Risk in Item 3 of this Form 10-Q and in the Company’s 2003 Annual Report to Stockholders.

•	Other risks indicated in the Company’s filings with the Securities and Exchange Commission.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     Market risks relating to the Company’s operations result primarily from changes in interest rates, foreign exchange rates, and gold prices. The Company does not engage in speculative or leveraged transactions, nor does it hold or issue financial instruments for trading purposes. There have been no material changes in the Company’s exposure to market risks since December 31, 2003.

Item 4. Controls and Procedures

     Under the supervision of and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, management of the Company has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)

under the Securities Exchange Act of 1934) as of June 30, 2004 (“Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective in timely alerting them to the material information relating to the Company required to be included in its periodic filings with the Securities and Exchange Commission.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     See Note 11 of Notes to Consolidated Financial Statements.

Item 2. Changes in Securities and Use of Proceeds

     (e) The following table provides the information with respect to purchases made by the Company of shares of its common stock during each of the months in the second quarter of 2004:

				Total Number of	Maximum Number
	Total Number		Average	Shares Purchased as	of Shares that May
	of Shares		Price Paid	Part of Publicly	Yet Be Purchased
Period	Purchased		per Share	Announced Plan	Under the Plan (1)
April 1 to April 30	16,609	(2)	$21.82	15,000	647,700
May 1 to May 31	55,512	(3)	20.09	55,000	592,700
June 1 to June 30	439	(4)	21.00	—	592,700

Total	72,560		$20.50	70,000

(1)	On July 25, 2002, the Company’s Board of Directors authorized management to purchase up to 1,000,000 shares of its common stock in the open market and terminated the open market purchase authorization established in 2000.

(2)	Includes 1,609 shares purchased on behalf of participants relating to the Company’s Non-Qualified Savings Plan.

(3)	Includes 512 shares purchased on behalf of participants relating to the Company’s Non-Qualified Savings Plan.

(4)	Represents shares purchased on behalf of participants relating to the Company’s Non-Qualified Savings Plan.

Item 4. Submission of Matters to a Vote of Security Holders

     On April 21, 2004, the Company’s Annual Meeting of Shareholders was held. All of the nominees for director identified in the Company’s Proxy Statement, filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, were elected at the meeting to hold office until the next Annual Meeting or until their successors are duly elected and qualified. The shareholders ratified the Company’s selection of independent auditors and approved the 2004 Long-Term Incentive Plan. There was no other business brought before the meeting that required shareholder approval. Votes were cast in the matters described below as follows (there were no broker non-votes or abstentions other than those listed below):

		For	Withheld
(a)	Election of directors:
	Jack R. Daugherty	21,874,573	1,544,423
	A. R. Dike	21,972,113	1,446,883
	Daniel R. Feehan	21,972,413	1,446,583
	James H. Graves	22,658,123	760,843
	B. D. Hunter	21,963,690	1,455,306
	Timothy J. McKibben	22,652,003	766,993
	Alfred J. Micallef	22,654,063	764,933
(b)	Approval of 2004 Long-Term Incentive Plan	18,533,218	4,885,778
(c)	Ratification of Independent Auditors	23,305,123	113,873

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

10.1	Second Amendment (June 7, 2004) to Credit Agreement among the Company and the Lenders named therein, Wells Fargo Bank Texas, National Association, as Administrative Agent, and Bank One, N.A., as Documentation Agent, dated as of August 14, 2002

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) promulgated under the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) promulgated under the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

     On April 22, 2004, the Company filed a Report on Form 8-K that it had issued a press release announcing its earnings for the first quarter of 2004. A copy of the press release was filed with the Report as an exhibit.

SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CASH AMERICA INTERNATIONAL, INC.

(Registrant)

By:	/s/ Thomas A. Bessant, Jr.
Thomas A. Bessant, Jr.
Executive Vice President and Chief Financial Officer

Date:   July 23, 2004