Form 10-K/A
period 2003-12-31
CASH AMERICA INTERNATIONAL INC
filed 2004-11-05
CIK 807884

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A
(Amendment No.1)

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                        to

Commission File Number 1-9733

CASH AMERICA INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

Texas	75-2018239
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1600 West 7th Street
Fort Worth, Texas	76102 – 2599
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:
(817) 335-1100

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, $.10 par value per share	New York Stock Exchange

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

CASH AMERICA INTERNATIONAL, INC.

YEAR ENDED DECEMBER 31, 2003

EXPLANATORY NOTE

Cash America International, Inc. (the “Company”) is filing this Amendment No. 1 to its Annual Report on Form 10-K for the fiscal year ended December 31, 2003 (the “2003 10-K”), which was originally filed on March 1, 2004. This Amendment No. 1 is being filed to address comments from the staff of the Securities and Exchange Commission in connection with the staff’s review of the 2003 10-K. This Amendment No. 1 amends: (i) Part II, Item 7, Liquidity and Capital Resources under Management’s Discussion and Analysis of Financial Condition and Results of Operations to reflect the amendments made to the Statements of Cash Flows as described in (ii); (ii) Part II, Item 8. Financial Statements and Supplementary Data to add a “restatement” policy in Note 2 of Notes to Consolidated Financial Statements, to reclassify certain items between operating activities cash flows and investing activities cash flows to eliminate certain non-cash transactions in the Consolidated Statements of Cash Flows; and to include certain non-cash item disclosures in Note 16 of Notes to Consolidated Financial Statements; and (iii) certifications to be currently dated as required by Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended.

The changes related to the above items reflect solely a reclassification in the Consolidated Statements of Cash Flows to eliminate the amounts of forfeited pawn loans during the applicable period, previously reported when the pawn loan amount was fully satisfied through a forfeiture of the pledged goods which were then transferred to goods available for disposition, to reporting the principal amount collected on those loans in the period when the forfeited collateral is sold. Any proceeds received in excess of the principal amount loaned are reported as operating cash flows. In addition, pawn loans renewed and cash advances renewed are no longer included in the Consolidated Statements of Cash Flows. See Note 2 of Notes to Consolidated Financial Statements for specific details.

This Amendment No. 1 does not result in a change in the Company’s previously reported earnings shown in its Consolidated Statements of Operations or on any amounts previously reported in its Consolidated Balance Sheets. Further, this Amendment No. 1 does not reflect events occurring after the filing of the 2003 Form 10-K, and does not modify or update the disclosures therein in any way other than as required to reflect the amendments described above.

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

     Website Access to Reports. Through our home page at www.cashamerica.com, we provide free access to our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Forms 3, 4 and 5 filed by reporting persons, and all amendments to those reports as soon as reasonably practicable after such reports are electronically filed with or furnished to the SEC.

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

     In certain markets the cash advance product is offered in the Company’s locations by a bank. During the first quarter of 2003, the Company terminated its relationship with a national bank and entered into an agreement with a state chartered bank to offer the product in those stores. Under the current bank program, the Company purchases a participation interest in the bank originated cash advances, and receives an administrative fee for its services. In order to benefit from the use of the Company’s collection resources and proficiency, all cash advances unpaid after maturity are assigned to the Company at a discount from the amount owed by the borrower. Losses on cash advances assigned to the Company that prove uncollectible are the responsibility of the Company. To the extent that the Company collects an amount owed by the customer in excess of the amount assigned by the bank, the Company is entitled to the excess and recognizes it in income when collected. Since the Company may not be successful in the collection of the assigned accounts, the Company’s provision for loan losses includes amounts estimated to be adequate to absorb credit losses from cash advances in the aggregate portfolio, including those expected to be assigned from the third-party bank’s portfolio. As of December 31, 2003, $33,658,000 of gross cash advances was outstanding, including a $1,335,000 non-participated interest owned by the bank which is not included in the Company’s consolidated balance sheet. An allowance for losses of $3,448,000 has been provided in the consolidated financial statements. See Note 4 of “Notes to Consolidated Financial Statements.”

     Presented below is information with respect to the cash advance product for the years ended December 31, 2003, 2002 and 2001:

	2003	2002	2001
Locations offering cash advances at end of year	544	391	386
On behalf of the Company	240	82	71
On behalf of the bank	304	309	315
Amount of cash advances written (in thousands).	$300,518	$123,705	$49,003
On behalf of the Company	$143,040	$17,561	$11,563
On behalf of the bank	$157,478	$106,144	$37,440
Amount of cash advances assigned by the bank (in thousands)	$29,981	$23,645	$5,520
Average cash advance amount written	$311	$284	$261

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

     Statutory Requirements. The Company’s ability to add newly-established pawnshop locations in Texas counties having a population of more than 250,000 is limited by a law that became effective September 1, 1999, which restricts the establishment of new pawnshops within a certain distance of existing pawnshops. In addition, the present statutory and regulatory environment of some states renders expansion into those states impractical. See “Business - Regulation.”

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

     Louisiana Pawnshop Regulations. Louisiana law provides for the licensing and bonding of pawnbrokers in that state. In addition, the act requires that pawn transactions be reported to local law enforcement agencies, establishes hours during which pawnbrokers may be open for business and requires certain bookkeeping practices. Louisiana state law establishes maximum allowable rates of interest on pawn loans of 10% per month. In addition, Louisiana law provides that the pawnbroker may also charge a fee not to exceed 10% for all other services. Under the Louisiana statute, no pawnbroker may sell any pledged collateral until the lapse of three months from the time the loan was made, except that in parishes having a population of less than 75,000, no pledged jewelry collateral may be sold until the lapse of six months from the time the loan was made. Various municipalities and parishes in the state of Louisiana have promulgated additional ordinances and regulations pertaining to pawnshops.

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

     William R. Horne joined the Company in February 1991 as Vice President - MIS. He was elected Senior Vice President – Information Technology in July 1997 and has served as Executive Vice President – Information Technology since October 1999.

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

     Hugh A. Simpson joined the Company in December 1990 as Vice President and General Counsel and was elected Vice President – General Counsel and Secretary in April 1991. He was elected Senior Vice President – General Counsel and Secretary in July 1997 and has served as Executive Vice President — General Counsel and Secretary since July 1998.

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

	Number of Locations
	Cash
	America (a)	Cashland
Texas:
Houston	50	—
Central/South Texas.	53	—
Dallas/Fort Worth	48	—
West Texas	22	—
Rio Grande Valley	14	—

Total Texas	187	—

Florida:
Tampa/St. Petersburg	15	—
Orlando	14	—
Jacksonville	10	—
Other	24	—

Total Florida	63	—

Tennessee:
Memphis	18	—
Nashville	5	—

Total Tennessee	23	—

Georgia:
Atlanta	11	—
Savannah	4	—
Columbus	2	—

Total Georgia	17	—

Louisiana:
New Orleans	9	—
Baton Rouge	3	—
Other	8	—

Total Louisiana	20	—

(Continued on Next Page)

	Number of Locations
	Cash
	America (a)	Cashland
Oklahoma:
Oklahoma City	11	—
Tulsa	4	—

Total Oklahoma	15	—

Missouri:
Kansas City	11	—
St. Louis	5	—

Total Missouri	16	—

Indiana:
Indianapolis	9	—
Fort Wayne	3	—
Clarksville	1	—

Total Indiana	13	—

North Carolina:
Charlotte	6	—
Greensboro/Winston Salem	3	—
High Point	1	—

Total North Carolina	10	—

Alabama:
Mobile	4	—
Birmingham	4	—
Montgomery	1	—

Total Alabama	9	—

Kentucky:
Louisville	9	1
Other	—	10

Total Kentucky	9	11

Illinois:
Chicago	9	—
Aurora	1	—

Total Illinois	10	—

South Carolina:
Charleston	3	—
Greenville	3	—

Total South Carolina	6	—

Utah:
Salt Lake City	7	—

Ohio:
Dayton	—	8
Toledo	—	6
Cincinnati	6	5
Other	—	109

Total Ohio	6	128

(Continued on Next Page)

	Number of Locations
	Cash
	America (a)	Cashland
Colorado:
Colorado Springs	3	—
Denver	1	—
Pueblo	1	—

Total Colorado	5	—

Total United States	416	139

United Kingdom:
London	30	—
Other	27	—

Total United Kingdom	57	—

Sweden:
Stockholm	5	—
Other	7	—

Total Sweden	12	—

	485	139

(a)	Includes 20 locations that offer only the cash advance product.

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

ITEM 6. SELECTED FINANCIAL DATA

Five-Year Summary of Selected Financial Data (Unaudited)

(Dollars in thousands, except per share data)

	Year Ended December 31,
	2003	2002	2001	2000	1999
Statement of Operations Data (a)
Total revenue	$437,677	$387,843	$355,929	$346,360	$362,895
Income from operations	$54,299	$38,040	$30,605	$29,715	$34,746
Income from continuing operations before income taxes (b)	$46,134	$28,902	$20,429	$10,832	$13,264
Income from continuing operations (b)	$30,036	$18,509	$12,725	$701	$3,947
Income from continuing operations per share:
Basic	$1.17	$0.76	$0.52	$0.03	$0.16
Diluted	$1.13	$0.75	$0.51	$0.03	$0.15
Dividends declared per share	$0.07	$0.05	$0.05	$0.05	$0.05
Weighted average shares:
Basic	25,586	24,424	24,643	25,461	25,346
Diluted	26,688	24,841	24,963	25,817	26,229
Balance Sheet Data at Year End (a)
Pawn loans	$141,871	$127,388	$116,590	$117,982	$125,349
Cash advances, net	$28,346	$2,210	$1,695	$811	$—
Merchandise held for disposition, net	$56,120	$54,444	$63,392	$58,817	$64,419
Working capital	$232,215	$179,525	$174,571	$190,311	$208,419
Total assets	$489,532	$376,478	$382,890	$378,233	$417,623
Total debt	$160,680	$148,702	$171,782	$170,464	$202,366
Stockholders’ equity	$276,493	$192,335	$168,431	$178,458	$186,940
Ratio Data at Year End
Current ratio	5.4x	5.1x	4.5x	6.9x	7.5x
Debt to equity ratio	58.1%	77.3%	102.0%	95.5%	108.3%
Owned and Franchised Locations at Year End
Pawn lending operations (c)	493	470	473	479	477
Cash advance operations (d)	135	—	—	—	—
Check cashing operations (e)	135	135	134	132	137

Total	763	605	607	611	614

(a)	In September 2001, the Company announced plans to exit the rent-to-own business. The amounts for the years 1999 through 2001 have been reclassified to reflect the rent-to-own business as discontinued operations.

(b)	See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for amounts related to gain from disposal of assets for 2003 and details of discontinued operations.

(c)	Includes 19 cash advance only locations in 2003 and 2 cash advance only locations in 2002.

(d)	Cashland locations only.

(e)	Mr. Payroll locations only.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Finance and Service Charges. The following is a summary of finance and service charges related to pawn loans by operating segment for 2003 and 2002 ($ in millions):

			Increase/
	2003	2002	(decrease)
Domestic pawn lending operations	$100.7	$94.5	$6.2	6.6%
Foreign pawn lending operations	28.6	23.8	4.8	20.2

Total finance and service charges	$129.3	$118.3	$11.0	9.3%

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

	2003		2002		2001
DOMESTIC PAWN LENDING OPERATIONS:
Annualized yield on pawn loans	128.4%		126.0%		121.8%
Total amount of pawn loans written	$313,264		$302,911		$308,365
Average pawn loan balance outstanding	$78,432		$74,969		$76,102
Average pawn loan balance per average location in operation	$199		$187		$187
Average pawn loan amount at end of year (not in thousands)	$86		$84		$82
Profit margin on disposition of merchandise as a percentage of proceeds from disposition of merchandise	37.5%		34.8%		35.3%
Average annualized merchandise turnover	3.1	x	2.9	x	2.6	x
Average balance of merchandise held for disposition per average location in operation	$122		$130		$138
Pawnshop locations in operation –
Beginning of year, owned	396		404		410
Acquired	7		2		2
Start-ups	1		–		2
Combined or closed	(6)		(10)		(10)
End of year, owned	398		396		404
Franchised locations at end of year	7		13		13
Total pawnshop locations at end of year	405		409		417
Average number of owned pawnshop locations in operation	394		400		406
FOREIGN PAWN LENDING OPERATIONS:
Annualized yield on pawn loans:
In U.S. dollars	52.2%		54.2%		52.6%
In local currency –
United Kingdom	57.1%		58.9%		56.9%
Sweden	45.0%		46.9%		46.4%
Total amount of pawn loans written	$127,744		$105,556		$95,359
Average pawn loan balance outstanding	$54,775		$43,902		$40,266
Average pawn loan balance per average location in operation	$856		$770		$746
Average pawn loan amount at end of year (not in thousands)	$225		$191		$161
Profit margin on disposition of merchandise as a percentage of proceeds from disposition of merchandise	32.4%		31.1%		25.9%
Average annualized merchandise turnover	2.2	x	2.2	x	2.5	x
Average balance of merchandise held for disposition per average location in operation	$90		$69		$54
Pawnshop locations in operation –
Beginning of year, owned	59		56		53
Acquired	8		2		3
Start-ups	3		1		–
Combined or closed	(1)		–		–
End of year, owned	69		59		56
Average number of owned pawnshop locations in operation	64		57		54

Currency translation rates:
Harvey & Thompson, Ltd. (U.S. dollar per British pound) –
Balance sheet data – end of year	1.7859		1.6097		1.4560
Statements of operations data – average rate for the year	1.6443		1.5133		1.4392
Svensk Pantbelaning (U.S. dollar per Swedish kronor) –
Balance sheet data – end of year	0.138900		0.115199		0.095763
Statements of operations data – average rate for the year	0.123474		0.103132		0.096687

LIQUIDITY AND CAPITAL RESOURCES

     In addressing comments from the staff of the Securities and Exchange Commission, the Company restated its Consolidated Statements of Cash Flows to eliminate certain non-cash items and reclassify certain items between operating cash flows and investing cash flows relating to the forfeited pawn loans and cash advance renewals. The net effect of the reclassification is to increase/(decrease) operating cash flows by $2.1 million, $(4.2) million and $7.8 million with a corresponding decrease/increase in investing cash flows for the three years ended December 31, 2003, 2002 and 2001, respectively. See Note 2 of Notes to Consolidated Financial Statements.

     The Company’s cash flows and other key indicators of liquidity are summarized as follows ($ in millions):

	Year Ended December 31,
	2003		2002		2001
	(Restated)		(Restated)		(Restated)
Operating activities cash flows	$77.6		$44.0		$47.6
Investing activities cash flows:
Pawn loans	(5.4)		0.3		(8.4)
Cash advances	(23.6)		(7.2)		(3.2)
Acquisitions	(48.2)		(3.7)		(1.3)
Other investing activities	(17.6)		(11.3)		(31.0)
Financing activities cash flows	27.5		(28.2)		1.0
Working capital	$232.2		$179.5		$174.6
Current ratio	5.4	x	5.1	x	4.5	x
Debt/Cash flow [1]	2.3	x	2.8	x	3.6	x
Merchandise turnover	3.0	x	2.9	x	2.6	x

[1]	Cash flow is defined as income from operations before depreciation and amortization.

Cash flows from operating activities. Net cash provided by operating activities of continuing operations was $77.6 million for 2003. Net cash generated from the Company’s domestic pawn lending operations, foreign pawn lending operations, cash advance operations (Cashland) and check cashing operations were $61.5 million, $3.9 million, $11.0 million and $1.2 million, respectively. The improvement in cash flows from operating activities in 2003 as compared to 2002 was due to the improvement in results of the domestic and foreign pawn lending operations as well as the addition of Cashland beginning in August 2003.

Cash flows from investing activities. An increase in the Company’s investment in pawn loans during 2003 required $5.4 million of cash. The Company’s transition from a national bank to a state chartered bank program in early 2003 and increases in balances for its cash advance product required an investment of $23.6 million in cash during 2003. The Company invested $19.2 million in property and equipment in 2003 for the establishment of 4 new pawnshops, 31 cash advance units (17 Cash America cash advance centers and 14 Cashland consumer finance centers), the remodeling of selected operating units, ongoing enhancements to the information technology infrastructure, and other property additions. During 2003, in addition to the acquisition of Cashland assets (discussed below), the Company acquired 15 pawn lending locations, 1 check cashing franchise and other earning assets for $14.5 million. During 2003, the Company sold real estate that was being held for investment purposes following the reconstruction of the corporate headquarters. The Company received cash proceeds of $1.6 million.

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

     The following table summarizes the Company’s contractual obligations at December 31, 2003, and the effect such obligations are expected to have on its liquidity and cash flow in future periods, assuming that the Company’s lines of credit are not renewed or extended in future periods (in millions):

			Non-cancelable
		Other	Leases for
	Lines	Long-Term	Continuing
	of Credit	Debt	Operations	Total
2004	$–	$8.2	$23.8	$32.0
2005	–	16.8	18.2	35.0
2006	80.8	16.8	13.8	111.4
2007	–	16.8	9.7	26.5
2008	–	12.8	6.1	18.9
Thereafter	–	8.5	17.9	26.4

Total	$80.8	$79.9	$89.5	$250.2

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Cash America International, Inc.

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders’ equity, comprehensive income (loss) and cash flows present fairly, in all material respects, the financial position of Cash America International, Inc. and its subsidiaries at December 31, 2003 and December 31, 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     As discussed in Note 6 to the financial statements, the Company adopted Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” (“SFAS 142”) and changed its method of accounting for Goodwill and Other Intangible Assets during 2002.

     As discussed in Note 2 to the financial statements, the Company has restated its statement of cash flows for the years ended December 31, 2003, 2002 and 2001.

PricewaterhouseCoopers LLP

Fort Worth, Texas
February 23, 2004, except for the second paragraph of Note 2, as to which the date is September 20, 2004

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

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	Years Ended December 31,
	2003		2002		2001
	Shares	Amount	Shares	Amount	Shares	Amount
Common stock
Balance at end of year	30,235,164	$3,024	30,235,164	$3,024	30,235,164	$3,024

Additional paid-in capital
Balance at beginning of year		127,819		127,821		127,820
Reissuance of treasury shares		5,597		—		—
Exercise of stock options		(249)		(11)		(7)
Stock-based compensation expense		14		—		—
Tax benefit from exercise of stock options		8,686		9		8

Balance at end of year		141,867		127,819		127,821

Retained earnings
Balance at beginning of year		113,278		95,192		102,326
Net income (loss)		30,036		19,309		(5,906)
Dividends declared		(1,672)		(1,223)		(1,228)

Balance at end of year		141,642		113,278		95,192

Accumulated other comprehensive income (loss)
Balance at beginning of year		(2,718)		(10,820)		(8,487)
Foreign currency translation adjustments		10,713		8,102		(2,333)

Balance at end of year		7,995		(2,718)		(10,820)

Notes receivable secured by common stock
Balance at beginning of year		(5,864)		(5,890)		(5,755)
Payments (advances) on notes receivable during year		3,376		26		(135)

Balance at end of year		(2,488)		(5,864)		(5,890)

Treasury shares at cost
Balance at beginning of year	(5,939,794)	(43,204)	(5,643,318)	(40,896)	(5,577,318)	(40,470)
Purchases of treasury shares	(198,158)	(2,320)	(303,851)	(2,362)	(87,500)	(581)
Reissuance of treasury shares	1,533,333	11,208	—	—	—	—
Exercise of stock options	2,564,439	18,769	7,375	54	21,500	155

Balance at end of year	(2,040,180)	(15,547)	(5,939,794)	(43,204)	(5,643,318)	(40,896)

Total Stockholders’ Equity		$276,493		$192,335		$168,431

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Years Ended December 31,
	2003	2002	2001
Net income (loss)	$30,036	$19,309	$(5,906)
Other comprehensive income (loss) net of tax of $0–
Foreign currency translation adjustments	10,713	8,102	(2,333)

Total Comprehensive Income (Loss)	$40,749	$27,411	$(8,239)

See notes to consolidated financial statements.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2003	2002	2001
	(Restated)	(Restated)	(Restated)
Cash Flows from Operating Activities:
Net income (loss)	$30,036	$19,309	$(5,906)
Less: Gain (loss) from discontinued operations	—	800	(18,631)

Income from continuing operations	30,036	18,509	12,725
Adjustments to reconcile income from continuing operations to net cash provided by operating activities of continuing operations:
Depreciation and amortization	16,141	14,959	16,629
Cash advance loss provision	10,756	6,676	2,301
Stock-based compensation expense	14	—	—
Gain from disposal of assets	(1,013)	—	—
Loss from derivative valuation fluctuations	—	177	557
Changes in operating assets and liabilities –
Merchandise held for disposition	1,827	5,495	3,402
Finance and service charges receivable	(1,505)	(931)	274
Other receivables and prepaid expenses	1,381	(3,304)	(620)
Accounts payable and accrued expenses	13,743	(5,252)	13,975
Customer deposits, net	8	89	23
Current income taxes, net	4,738	923	3,752
Deferred income taxes, net	1,460	6,632	(5,374)

Net cash provided by operating activities of continuing operations	77,586	43,973	47,644

Cash Flows from Investing Activities:
Pawn loans made	(400,133)	(372,080)	(366,844)
Pawn loans repaid	257,123	235,533	227,981
Principal recovered on forfeited loans through dispositions and auctions	137,610	136,808	130,416
Cash advances made, assigned or purchased	(181,190)	(37,325)	(14,661)
Cash advances repaid	157,592	30,175	11,478
Acquisitions, net of cash acquired	(48,296)	(3,713)	(1,279)
Purchases of property and equipment	(19,196)	(11,327)	(31,829)
Proceeds from dispositions of assets	1,639	—	790

Net cash used by investing activities of continuing operations	(94,851)	(21,929)	(43,948)

Cash Flows from Financing Activities:
Net borrowings (repayments) under bank lines of credit	22,612	(58,261)	12,289
Issuance of long-term debt	—	42,500	—
Payments on notes payable, capital leases and other obligations	(12,571)	(9,220)	(9,817)
Change in notes receivable secured by common stock	2,968	288	240
Proceeds from exercise of stock options	18,520	42	120
Treasury shares purchased	(2,320)	(2,362)	(581)
Dividends paid	(1,672)	(1,223)	(1,228)

Net cash provided (used) by financing activities of continuing operations	27,537	(28,236)	1,023

Effect of exchange rate changes on cash	324	604	(18)

Cash provided (used) by continuing operations	10,596	(5,588)	4,701
Cash provided (used) by discontinued operations	—	3,145	(2,933)
Cash and cash equivalents at beginning of year	3,951	6,394	4,626

Cash and cash equivalents at end of year	$14,547	$3,951	$6,394

See notes to consolidated financial statements.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Nature of the Company

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

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Restatements • In addressing comments from the staff of the Securities and Exchange Commission, the Company restated its Consolidated Statements of Cash Flows to eliminate certain non-cash items and reclassify certain items between operating cash flows and investing cash flows. The restated amounts reflect solely a reclassification in the Consolidated Statements of Cash Flows to eliminate the amounts of forfeited pawn loans during the applicable period, previously reported when the pawn loan amount was fully satisfied through a forfeiture of the pledged goods which were then transferred to goods available for disposition, to reporting the principal amount collected on those loans in the period when the forfeited collateral is sold. Any proceeds received in excess of the principal amount loaned are reported as operating cash flows. In addition, pawn loans renewed and cash advances renewed are no longer included in the Consolidated Statements of Cash Flows. See Note 16.

     Following is a summary of the effect of the restatement on the Company’s Consolidated Statements of Cash Flows (in thousands):

	2003		2002		2001
	Previously	As	Previously	As	Previously	As
	Reported	Restated	Reported	Restated	Reported	Restated
Cash Flows from Operating Activities:
Changes in operating assets and liabilities -
Merchandises held for disposition	$(222)	$1,827	$9,713	$5,495	$(4,437)	$3,402
Net cash provided by operating activities	75,537	77,586	48,191	43,973	39,805	47,644
Cash Flows from Investing Activities:
Pawn loans forfeited and transferred to merchandise held for disposition	139,659	—	132,590	—	138,255	—
Pawn loans made, including loans renewed	(441,008)	—	(408,467)	—	(403,724)	—
Pawn loans made	—	(400,133)	—	(372,080)	—	(366,844)
Pawn loans repaid or renewed	297,998	—	271,920	—	264,861	—
Pawn loans repaid	—	257,123	—	235,533	—	227,981
Principal recovered on forfeited loans through dispositions and auctions	—	137,610	—	136,808	—	130,416
Cash advances made, assigned or purchased	(187,159)	(181,190)	(41,367)	(37,325)	(17,083)	(14,661)
Cash advances repaid or renewed	163,561	—	34,217	—	13,900	—
Cash advances repaid	—	157,592	—	30,175	—	11,478
Net cash used by investing activities	(92,802)	(94,851)	(26,147)	(21,929)	(36,109)	(43,948)
Net cash provided (used) by financing activities	27,537	27,537	(28,236)	(28,236)	1,023	1,023
Cash provided (used) by continuing operations	10,596	10,596	(5,588)	(5,588)	4,701	4,701
Cash and cash equivalents at beginning of year	3,951	3,951	6,394	6,394	4,626	4,626
Cash and cash equivalents at end of year	14,547	14,547	3,951	3,951	6,394	6,394

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     The following table sets forth the reconciliation of numerators and denominators of basic and diluted earnings (loss) per share computation for the three years ended December 31, 2003 (dollars in thousands):

	2003	2002	2001
Basic earnings (loss) per share computation –
Numerator:
Income available to common stockholders	$30,036	$18,509	$12,725
Gain (loss) from discontinued operations	—	800	(18,631)

Net income (loss) available to common stockholders	$30,036	$19,309	$(5,906)

Denominator:
Weighted average common shares outstanding	25,586	24,424	24,643

Diluted earnings (loss) per share computation –
Numerator:
Income available to common stockholders	$30,036	$18,509	$12,725
Gain (loss) from discontinued operations	—	800	(18,631)

Net income (loss) available to common stockholders	$30,036	$19,309	$(5,906)

Denominator:
Weighted average common shares outstanding	25,586	24,424	24,643
Effect of shares applicable to stock option plans	1,039	350	255
Effect of shares applicable to nonqualified savings plan	63	67	65

Total diluted shares	26,688	24,841	24,963

Recent Accounting Pronouncements . The FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”) in January 2003 and a revised version of FIN 46 (“FIN 46R”) in December 2003. FIN 46 and FIN 46R require that variable interest entities (VIE) be consolidated by their primary beneficiary. Neither FIN 46 nor FIN 46R had any effect on the Company’s consolidated financial position and results of operations.

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

Cashland . As part of the Company’s strategic initiative of expanding its reach into new markets with new customers and new financial services, on August 1, 2003, the Company, through its wholly-owned subsidiary Cashland, completed the purchase of substantially all of the assets of Cashland, Inc., a privately-owned consumer finance company based in Dayton, Ohio. As of the purchase date, Cashland operated 121 consumer finance centers that offered cash advances and check cashing services. The results of Cashland’s operations have been included in the consolidated financial statements since that date. The aggregate purchase consideration and costs totaled $50,512,000, which consisted of $32,000,000 in cash, 1,533,333 shares of the Company’s stock valued at $16,805,000 and acquisition costs of $1,707,000. The cash portion of the purchase price was funded by the Company’s U.S. line of credit. The total commitment amount under the line of credit was increased from $90,000,000 to $135,000,000 to facilitate this acquisition (see Note 8).

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

Other Acquisitions . On August 11, 2003, the Company completed the acquisition of a five-store chain of pawn lending locations in the Texas Rio Grande Valley, for cash of $8,629,000. Of the total purchase price, $1,000,000 was allocated to a non-competition agreement which is being amortized over the period of the agreement of ten years, $250,000 was assigned to customer relationships that is being amortized on the basis of their expected benefit over a period of five years, and 4,425,000 was assigned to goodwill and is not subject to amortization. In other purchase transactions during 2003, the Company acquired 10 pawnshops, 1 check cashing location and other earning assets for aggregate cash consideration of $5,960,000. The excess of the aggregate purchase price over the aggregate fair market value of net assets acquired was $3,749,000 which was assigned to goodwill and is not subject to amortization.

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

Goodwill . The changes in the carrying value of goodwill for the years ended December 31, 2003 and 2002, were as follows (in thousands):

	Pawn Lending
	United		Cash	Check
	States	Foreign	Advance(a)	Cashing	Consolidated
Balance as of January 1, 2003, net of amortization of $24,645	$59,591	$15,059	$—	$5,183	$79,833
Acquired goodwill	6,712	1,335	27,840	127	36,014
Effect of foreign translation	—	2,116	—	—	2,116

Balance as of December 31, 2003	$66,303	$18,510	$27,840	$5,310	$117,963

Balance as of January 1, 2002, net of amortization of $24,224	$59,050	$12,453	$—	$5,183	$76,686
Acquired goodwill	541	1,006	—	—	1,547
Effect of foreign translation	—	1,600	—	—	1,600

Balance as of December 31, 2002	$59,591	$15,059	$—	$5,183	$79,833

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

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Accounts Payable and Accrued Expenses

     Accounts payable and accrued expenses at December 31, 2003 and 2002, were as follows (in thousands):

	2003	2002
Trade accounts payable	$11,684	$6,332
Accrued taxes, other than income taxes	3,615	2,467
Accrued payroll and fringe benefits	17,050	9,636
Accrued interest payable	2,702	3,027
Other accrued liabilities	4,116	3,458

Total	$39,167	$24,920

8. Long-term Debt

     The Company’s long-term debt instruments and balances outstanding at December 31, 2003 and 2002, were as follows (in thousands):

	2003	2002
U.S. line of credit up to $135,000 due July 31, 2006	$68,111	$44,500
Multi-currency line of credit up to £20,000 due April 30, 2006	12,640	—
Multi-currency line of credit up to £15,000 due April 30, 2004 (terminated in 2003)	—	11,702
8.33% senior unsecured notes due 2003	—	4,286
8.14% senior unsecured notes due 2007	16,000	20,000
7.10% senior unsecured notes due 2008	21,429	25,714
7.20% senior unsecured notes due 2009	42,500	42,500

Total debt	160,680	148,702
Less current portion	8,286	12,571

Total long-term debt	$152,394	$136,131

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

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Income Taxes

     The components of the Company’s deferred tax assets and liabilities as of December 31, 2003 and 2002, were as follows (in thousands):

	2003	2002
Deferred tax assets:
Allowance for valuation of merchandise held for disposition	$266	$275
Tax over book accrual of finance and service charges	3,857	3,531
Allowance for cash advance losses	1,206	612
Deferred compensation	1,132	955
Net capital losses	7,210	8,200
Other	1,713	1,455

Total deferred tax assets	15,384	15,028
Valuation allowance for deferred tax assets	(7,204)	(7,691)

Deferred tax assets, net	8,180	7,337

Deferred tax liabilities:
Amortization of acquired intangibles	4,224	3,243
Deferred installment gain	—	493
Foreign tax reserves	1,973	1,506
Property and equipment	2,218	372
Other	601	716

Total deferred tax liabilities	9,016	6,330

Net deferred tax assets (liabilities)	$(836)	$1,007

Balance sheet classification:
Current deferred tax assets	$6,868	$5,392
Non-current deferred tax liabilities	(7,704)	(4,385)

Net deferred tax assets (liabilities)	$(836)	$1,007

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     The components of the provision for income taxes and the income to which it relates for the years ended December 31, are shown below (in thousands):

	2003	2002	2001
Income from continuing operations before income taxes:
United States entities.	$34,325	$19,313	$12,506
Foreign entities	11,809	9,589	7,923

	$46,134	$28,902	$20,429

Current provision:
Federal	$10,229	$5,052	$4,350
Foreign	3,658	2,897	2,417
State and local	767	568	399

	14,654	8,517	7,166

Deferred provision (benefit):
Federal	1,326	1,739	515
Foreign	145	100	62
State and local	(27)	37	(39)

	1,444	1,876	538

Total provision	$16,098	$10,393	$7,704

     The effective tax rate on income from continuing operations differs from the federal statutory rate of 35% for the following reasons (in thousands):

	2003	2002	2001
Tax provision computed at the federal statutory income tax rate	$16,147	$10,116	$7,150
Non-deductible amortization of intangible assets	—	—	597
Foreign tax rate difference	(667)	(547)	(463)
State and local income taxes, net of federal tax benefits	481	394	234
Valuation allowance	(487)	—	(1)
Other	624	430	187

Total provision	$16,098	$10,393	$7,704

Effective tax rate	34.9%	36.0%	37.7%

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

     A summary of the Company’s stock option activity for each of the three years ended December 31, is as follows (shares in thousands):

	2003		2002		2001
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Prices	Shares	Prices	Shares	Prices
Outstanding at beginning of year	4,374	8.13	3,997	$8.16	3,994	$8.32
Granted	572	10.80	428	7.99	155	6.18
Exercised	(2,565)	7.22	(7)	5.70	(7)	9.03
Forfeited	(39)	9.65	(44)	9.44	(145)	10.45

Outstanding at end of year	2,342	9.75	4,374	$8.13	3,997	$8.16

Exercisable at end of year	1,559	9.29	2,898	$7.54	2,814	$7.36

Weighted average fair value of options granted	$7.37		$6.22		$4.88

     Stock options outstanding and exercisable as of December 31, 2003, are summarized below (shares in thousands):

Options Outstanding				Options Exercisable
			Weighted Average		Weighted
		Weighted	Years of		Average
Range of	Number	Average	Remaining	Number	Exercise
Exercise Prices	Outstanding	Exercise Price	Contractual Life	Exercisable	Price
$ 5.63 to $ 8.72	697	$7.25	4.9	583	$7.50
$ 8.73 to $ 12.63	1,471	10.19	6.0	902	10.01
$ 12.64 to $ 17.14	174	16.10	7.6	74	14.69

$ 5.63 to $ 17.14	2,342	$9.75	5.8	1,559	$9.29

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. Supplemental Disclosures of Cash Flow Information

     The following table sets forth certain cash and non-cash activities for the years ended December 31 (in thousands):

	2003	2002	2001
	(Restated)	(Restated)	(Restated)
Cash paid during the year for –
Interest	$11,916	$8,381	$10,393
Income taxes	9,932	3,277	162
Non-cash investing and financing activities –
Pawn loans forfeited and transferred to merchandise held for disposition	$126,409	$122,295	$128,397
Pawn loans renewed	40,875	36,387	36,880
Cash advances renewed	5,969	4,042	2,422
Common stock issued in acquisition	16,805	—	—
Accrued liabilities assumed in acquisitions	176	5	7
Interest accreted to notes receivable secured by common stock	—	1	24

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

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     Activity in the reserve for disposal of discontinued operations and the related reserve for inventory valuation since inception and the remaining balance as of December 31, 2003, is presented below (in thousands):

	Reserve	Long-Lived
	for	Asset	Facility		Phase-Out	Loss on
	Inventory	Write –	Obligation	Workforce	Period Operating	Sale of
	Valuation	Down	Costs	Reduction	Losses (Income)	Assets	Total
Reserve at inception	$712	$1,590	$2,194	$134	$(158)	$6,489	$10,249
Cash expenditures, net	—	—	(150)	(109)	(196)	(50)	(505)
Non-cash write-offs/reductions	(572)	(1,590)	—	—	(201)	—	(1,791)

Reserve at December 31, 2001	140	—	2,044	25	(555)	6,439	7,953
Cash proceeds (expenditures), net	—	—	(406)	(51)	(43)	2,786	2,286
Non-cash write-offs/reductions	(140)	—	—	—	(188)	(8,214)	(8,402)
Adjustments	—	—	(1,015)	26	786	(1,011)	(1,214)

Reserve at December 31, 2002	—	—	623	—	—	—	623
Cash expenditures, net	—	—	(270)	—	—	—	(270)
Accretion of interest on discounted obligations	—	—	36	—	—	—	36

Reserve at December 31, 2003	$—	$—	$389	$—	$—	$—	$389

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 9A. CONTROLS AND PROCEDURES

     The Company restated its Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002 and 2001. For a description of the restatement of the Consolidated Statements of Cash Flows and the amendment of related disclosures, see the Explanatory Note on Page 1 of this Form 10-K/A.

     Under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, management of the Company has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2003 (“Evaluation Date”).

     In making this evaluation, the Chief Executive Officer and Chief Financial Officer considered matters relating to the restatement of the previously issued Consolidated Statements of Cash Flows and the amendment of related disclosures. In light of, among other things, the facts and circumstances relating to the restatement, the Chief Executive Officer and Chief Financial Officer concluded the restatement was not reflective of any material weakness in the disclosure controls and procedures. In support of this conclusion, the Chief Executive Officer and Chief Financial Officer noted that the Company’s restatement of its Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002 and 2001 follows from the review of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 by the staff of the Securities and Exchange Commission (“SEC”). The restatement is, in substance, a reclassification of certain items as well as an elimination of certain non-cash items in the Consolidated Statements of Cash Flows, all as more particularly described in Note 2 of Notes to Consolidated Financial Statements. Given the unique nature of the Company’s pawnbroking business and in conjunction with other elements of the Company’s formal disclosure of its business activities in Item 1, the Company has previously viewed its longstanding presentation of the affected items to be an appropriate disclosure approach. Since 1987, the Company has utilized that same presentation format in its audited financial statements. Further, the other registrants in the industry have utilized the same format. Also, to management’s knowledge no investors have expressed to the Company any confusion or uncertainty about the Company’s disclosure approach during that period of time.

     The reclassification is the result of an interpretation of the Company’s business characteristics in relation to generally acceptable accounting principles pursuant to the requirements of the Financial Accounting Standard Board’s Statement of Financial Accounting Standards No. 95 – Statement of Cash Flows (“SFAS 95”). SFAS 95 calls for the exclusion of non-cash transactions from the statement of cash flows.

     Notwithstanding the preceding, management will institute more rigorous reviews of the elements contained in the Statement of Cash Flows to be certain that it accurately captures only cash items consistent with SFAS 95. Management assessed the magnitude of any actual or potential misstatement resulting from the changes described above and concluded that the magnitude of any actual or potential misstatement was limited to the classification of certain items in the “Cash Flows from Operating Activities” and “Cash Flows from Investing Activities” sections of the Consolidated Statements of Cash Flows and did not affect any other part of the Consolidated Statements of Cash Flows or any of the Company’s other financial statements.

     Based upon the evaluation described above, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective in timely alerting them to the material information relating to the Company required to be included in its periodic filings with the Securities and Exchange Commission.

     For the quarter ended December 31, 2003, there was no significant change in the Company’s internal control over financial reporting that was identified in connection with management’s evaluation described in Item 9A above and has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information required by this Item 10 with respect to directors, the Audit Committee of the Board of Directors and Audit Committee financial experts is incorporated into this report by reference to the Company’s Proxy Statement for the 2004 Annual Meeting of Shareholders (“Proxy Statement”), and in particular to the information in the Proxy Statement under the captions “Election of Directors” and “The Audit Committee.” Information concerning executive officers is contained in Item 1 of this report under the caption “Executive Officers.” Information regarding Section 16(a) compliance is incorporated into this report by reference to the information contained under the caption “Compliance With Section 16(a) of the Securities Exchange Act of 1934” in the Proxy Statement.

     The Company has adopted a Code of Business Conduct and Ethics that applies to all of its directors, officers, and employees. This Code is publicly available on the Company’s website at www.cashamerica.com. Amendments to this Code and any grant of a waiver from a provision of the Code requiring disclosure under applicable SEC rules will be disclosed on the Company’s website. The Company’s Corporate Governance Principles, as well as the charters of the Board of Directors’ Audit Committee, Management Development and Compensation Committee, and Nominating and Corporate Governance Committee, are also available on the Company’s website. These materials may also be requested in print by writing to the Company’s Secretary at Cash America International, Inc., 1600 West 7th Street, Fort Worth, Texas 76102.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     Information contained under the caption “Principal Accounting Fees and Services” in the Proxy Statement is incorporated into this report by reference in response to this Item 14.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) (1)	Financial Statements: See Item 8, “Financial Statements and Supplementary Data,” on page 42 through 73 hereof, for a list of the Company’s consolidated financial statements and report of Registered Public Accounting Firm.

(2)	Financial Statement Schedule: The following financial statement schedule of the Company is included herein on page 79 through 80.

	Report of Independent Registered Public Accounting Firm on Financial Statement Schedule	79
	Schedule II – Valuation Accounts	80

	All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions, are inapplicable, or the required information is included elsewhere in the financial statements.

(3)	Exhibits required by Item 601 of Regulation S-K: The exhibits filed in response to this item are listed in the Exhibit Index on page 81 through 84.

(b)	Reports on Form 8-K

On October 23, 2003, the Company filed a Report on Form 8-K that it had issued a press release announcing its earnings for the third quarter of 2003. A copy of the press release was filed with the report as an exhibit.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 5, 2004.

CASH AMERICA INTERNATIONAL, INC.

By:	/s/ Daniel R. Feehan

Daniel R. Feehan
Chief Executive Officer and President

By:	/s/ Thomas A. Bessant

Thomas A. Bessant, Jr.
Executive Vice President and Chief
Financial Officer (Principal Financial and Accounting Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Stockholders
Cash America International, Inc.

     Our audits of the consolidated financial statements referred to in our report dated February 23, 2004, except for the second paragraph of Note 2, as to which the date is September 20, 2004, also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K/A of Cash America International, Inc. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP

Fort Worth, Texas
February 23, 2004, except for the second paragraph of Note 2, as to which the date is September 20, 2004

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
2.1
Asset Purchase Agreement dated June 30, 2003 by and among Cashland, Inc., Schear Financial Services, Inc., Lee Schear; The Mafre A. Brunner Irrevocable Trust dated May 12, 1993, and Cash America International, Inc. (a) (Exhibit 2.1)

3.1	Articles of Incorporation of Cash America Investments, Inc. filed in the office of the Secretary of State of Texas on October 4, 1984. (b) (Exhibit 3.1)

3.2	Articles of Amendment to the Articles of Incorporation of Cash America Investments, Inc. filed in the office of the Secretary of State of Texas on October 26, 1984. (b) (Exhibit 3.2)

3.3	Articles of Amendment to the Articles of Incorporation of Cash America Investments, Inc. filed in the office of the Secretary of State of Texas on September 24, 1986. (b) (Exhibit 3.3)

3.4	Articles of Amendment to the Articles of Incorporation of Cash America Investments, Inc. filed in the office of the Secretary of State of Texas on September 30, 1987. (c) (Exhibit 3.4)

3.5
Articles of Amendment to the Articles of Incorporation of Cash America Investments, Inc. filed in the office of the Secretary of State of Texas on April 23, 1992 to change the Company’s name to “Cash America International, Inc.” (d) (Exhibit 3.5)

3.6	Articles of Amendment to the Articles of Incorporation of Cash America International, Inc. filed in Office of the Secretary of State of Texas on May 21, 1993. (e) (Exhibit 3.6)

3.7	Bylaws of Cash America International, Inc. (f) (Exhibit 3.5)

3.8	Amendment to Bylaws of Cash America International, Inc. dated effective September 26, 1990. (g) (Exhibit 3.6)

3.9	Amendment to Bylaws of Cash America International, Inc. dated effective April 22, 1992. (d) (Exhibit 3.8)

4.1	Form of Stock Certificate. (d) (Exhibit 4.1)

10.1	1989 Non-Employee Director Stock Option Plan. (h) (Exhibit 10.47)

10.2	Amendment to 1989 Non-Employee Director Stock Option Plan dated April 24, 1996. (i) (Exhibit 10.4)

10.3	1989 Key Employee Stock Option Plan. (h) (Exhibit 10.48)

10.4	Amendment to 1989 Key Employee Stock Option Plan dated January 21, 1997. (i) (Exhibit 10.6)

10.5	1994 Long-Term Incentive Plan. (j) (Exhibit 10.5)

10.6	Amendment to 1994 Long-Term Incentive Plan dated July 22, 1997. (k) (Exhibit 10.1)

10.7	Amendment to 1994 Long-Term Incentive Plan dated April 20, 1999. (s) (Exhibit 10.1)

10.8	Amendment to 1994 Long-Term Incentive Plan dated May 16, 2001. (x) (Exhibit 10.8)

10.9	Amendment and Restated Executive Employment Agreement between the Company and Mr. Feehan dated as of April 29, 2001. (u) (Exhibit 10.1)

10.10	Consultation Agreements between the Company and Messrs. Dike, Hunter, Motheral, and Rizzo, each dated April 25, 1990. (l) (Exhibit 10.49)

Exhibit	Description
10.11	Note Agreement between the Company and Teachers Insurance and Annuity Association of America dated as of May 6, 1993. (m) (Exhibit 10.1)

10.12	First Supplement to Note Agreement between the Company and Teacher Insurance and Annuity Association of America dated as of September 20, 1994. (j) (Exhibit 10.11)

10.13
Second Supplement (May 12, 1995), Third Supplement (July 7, 1995), and Fourth Supplement (November 10, 1995) to 1993 Note Agreement between the Company and Teachers Insurance and Annuity Association of America. (n) (Exhibit 10.1)

10.14	Fifth Supplement (December 30, 1996) to 1993 Note Agreement between the Company and Teachers Insurance and Annuity Association of America. (i) (Exhibit 10.13)

10.15	Sixth Supplement (December 30, 1997) to 1993 Note Agreement between the Company and Teachers Insurance and Annuity Association of America. (o) (Exhibit 10.16)

10.16	Seventh Supplement (December 31, 1998) to 1993 Note Agreement between the Company and Teachers Insurance and Annuity Association of America. (p) (Exhibit 10.18)

10.17	Eighth Supplement (September 29, 1999) to 1993 Note Agreement between the Company and Teachers Insurance and Annuity Association of America. (q) (Exhibit 10.3)

10.18	Ninth Supplement (June 30, 2000) to 1993 Note Agreement between the Company and Teachers Insurance and Annuity Association of America. (t) (Exhibit 10.3)

10.19	Tenth Supplement (September 30, 2001) to 1993 Note Agreement between the Company and Teachers Insurance and Annuity Association of America. (v) (Exhibit 10.18)

10.20	Note Agreement between the Company and Teachers Insurance and Annuity Association of America dated as of July 7, 1995. (r) (Exhibit 10.1)

10.21	First Supplement (November 10, 1995) to 1995 Note Agreement between the Company and Teachers Insurance and Annuity Association of America. (n) (Exhibit 10.2)

10.22	Second Supplement (December 30, 1996) to 1995 Note Agreement between the Company and Teachers Insurance and Annuity Association of America. (i) (Exhibit 10.16)

10.23	Third Supplement (December 30, 1997) to 1995 Note Agreement between the Company and Teachers Insurance and Annuity Association of America. (o) (Exhibit 10.20)

10.24	Fourth Supplement (December 31, 1998) to 1995 Note Agreement between the Company and Teachers Insurance and Annuity Association of America. (p) (Exhibit 10.23)

10.25	Fifth Supplement (September 29, 1999) to 1995 Note Agreement between the Company and Teachers Insurance and Annuity Association of America. (q) (Exhibit 10.2)

10.26	Sixth Supplement (June 30, 2000) to 1995 Note Agreement between the Company and Teachers Insurance and Annuity Association of America. (t) (Exhibit 10.2)

10.27	Seventh Supplement (September 30, 2001) to 1995 Note Agreement between the Company and Teachers Insurance and Annuity Association of America. (v) (Exhibit 10.26)

10.28
Note Agreement dated as of December 1, 1997 among the Company and the Purchasers named therein for the issuance of the Company’s 7.10% Senior Notes due January 2, 2008 in the aggregate principal amount of $30,000,000. (o) (Exhibit 10.23)

10.29	First Supplement (December 31, 1998) to Note Agreement dated as of December 1, 1997 among the Company and the purchasers named herein. (p) (Exhibit 10.29)

10.30	Second Supplement (September 29, 1999) to Note Agreement dated as of December 1, 1997 among the Company and the purchasers named herein. (q) (Exhibit 10.1)

Exhibit		Description
10.31		Third Supplement (June 30, 2000) to Note Agreement dated as of December 1, 1997 among the Company and the purchasers named herein. (t) (Exhibit 10.1)

10.32		Fourth Supplement (September 30, 2000) to Note Agreement dated as of December 1, 1997 among the Company and the purchasers named herein. (v) (Exhibit 10.38)

10.33
Note Agreement dated as of August 12, 2002 among the Company and the Purchasers named therein for the issuance of the Company’s 7.20% Senior Notes due August 12, 2009 in the aggregate principal amount of $42,500,000. (w) (Exhibit 10.1)

10.34		Credit Agreement among the Company, certain lenders named therein, and Wells Fargo Bank Texas, National Association, as Administrative Agent dated as of August 14, 2002. (x) (Exhibit 10.2)

10.35
First Amendment to Credit Agreement dated July 31, 2003 among the Company and the Lenders named herein, Wells Fargo Bank Texas National Association, as Administrative Agent and Bank One N.A., as Documentation Agent. (a) (Exhibit 10.1)

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

Certain Exhibits are incorporated by reference to the Exhibits shown in parenthesis contained in the Company’s following filings with the Securities and Exchange Commission:

(a	)	Current Report on Form 8-K dated July 31, 2003.

(b	)	Registration Statement Form S-1, File No. 33-10752.

(c	)	Amendment No. 1 to its Registration Statement on Form S-4, File No. 33-17275.

(d	)	Annual Report on Form 10-K for the year ended December 31, 1992.

(e	)	Annual Report on Form 10-K for the year ended December 31, 1993.

(f	)	Post-Effective Amendment No. 1 to its Registration Statement on Form S-4, File No. 33-17275.

(g	)	Annual Report on Form 10-K for the year ended December 31, 1990.

(h	)	Annual Report on Form 10-K for the year ended December 31, 1989.

(i	)	Annual Report on Form 10-K for the year ended December 31, 1996.

(j	)	Annual Report on Form 10-K for the year ended December 31, 1994.

(k	)	Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.

(l	)	Post-Effective Amendment No. 4 to its Registration Statement on Form S-4, File No. 33-17275.

Exhibit	Description
(m)	Quarterly Report on Form 10-Q for the quarter ended March 31, 1993.

(n)	Quarterly Report on Form 10-Q for the quarter ended September 30, 1995.

(o)	Annual Report on Form 10-K for the year ended December 31, 1997.

(p)	Annual Report on Form 10-K for the year ended December 31, 1998.

(q)	Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.

(r)	Quarterly Report on Form 10-Q for the quarter ended June 30, 1995.

(s)	Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.

(t)	Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

(u)	Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

(v)	Annual Report on Form 10-K for the year ended December 31, 2001.

(w)	Current Report on Form 8-K dated August 15, 2002.

(x)	Annual Report on Form 10-K for the year ended December 31, 2002.