Form 10-Q/A
period 2004-03-31
CASH AMERICA INTERNATIONAL INC
filed 2004-11-05
CIK 807884

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A
(AMENDMENT NO. 1)
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

CASH AMERICA INTERNATIONAL, INC.

EXPLANATORY NOTE

Cash America International, Inc. (the “Company”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, which was originally filed on April 23, 2004. This Amendment No. 1 is being filed to address comments from the staff of the Securities and Exchange Commission in connection with the staff’s review of the 2003 Form 10-K. This Amendment No. 1 amends: (i) Part I, Item 1, Financial Statements to add a “restatement” paragraph in Note 1 of Notes to Consolidated Financial Statements, to reclassify certain items between operating activities cash flows and investing activities cash flows in the Consolidated Statements of Cash Flows to eliminate certain non-cash transactions, and to include certain non-cash item disclosures; (ii) Item 2, Liquidity and Capital Resources under Management’s Discussion and Analysis of Financial Condition and Results of Operations to reflect the amendment made to the Consolidated Statements of Cash Flows as described in (i); and (iii) certifications to be currently dated as required by Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended.

The changes related to the above items reflect solely a reclassification in the Consolidated Statements of Cash Flows to eliminate the amounts of forfeited pawn loans during the applicable period, previously reported when the pawn loan amount was fully satisfied through a forfeiture of the pledged goods which were then transferred to goods available for disposition, to reporting the principal amount collected on those loans in the period when the forfeited collateral is sold. Any proceeds received in excess of the principal amount loaned are reported as operating cash flows. In addition, pawn loans renewed and cash advances renewed are no longer included in the Consolidated Statements of Cash Flows. See Note 1 of Notes to Consolidated Financial Statements for specific details.

This Amendment No. 1 does not result in a change in the Company’s previously reported earnings shown in its Consolidated Statements of Operations or on any amounts previously reported in its Consolidated Balance Sheets. Further, this Amendment No. 1 does not reflect events occurring after the filing of the 2004 first quarter Form 10-Q, and does not modify or update the disclosures therein in any way other than as required to reflect the amendments described above.

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
Other comprehensive income (loss), net of tax of $0 -
Foreign currency translation adjustments	884	(490)

Total Comprehensive Income	$12,274	$6,279

See notes to consolidated financial statements.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended
	March 31,
	2004	2003
	(Unaudited and Restated)
Cash Flows from Operating Activities
Net income	$11,390	$6,769
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,652	3,689
Cash advance loss provision	3,044	1,332
Stock-based compensation expense	239	—
Changes in operating assets and liabilities -
Merchandise held for disposition	1,168	900
Finance and service charges receivable	1,897	1,574
Other receivables and prepaid expenses	(803)	3,943
Accounts payable and accrued expenses	(11,127)	(3,632)
Customer deposits, net	756	405
Current income taxes	7,142	1,625
Deferred income taxes, net	1,178	1,093

Net cash provided by operating activities	19,536	17,698

Cash Flows from Investing Activities
Pawn loans made	(103,300)	(93,668)
Pawn loans repaid	75,729	68,258
Principal recovered on forfeited loans through dispositions and auctions	39,044	35,923
Cash advances made, assigned or purchased	(84,724)	(19,520)
Cash advances repaid	85,926	13,417
Acquisitions, net of cash acquired	(2,918)	(1,937)
Purchases of property and equipment	(5,054)	(3,241)

Net cash provided (used) by investing activities	4,703	(768)

Cash Flows from Financing Activities
Net repayments under bank lines of credit	(23,234)	(9,995)
Payments on notes payable	(4,286)	(4,286)
Proceeds from exercise of stock options	1,093	—
Treasury shares purchased	(777)	(1,025)
Dividends paid	(494)	(304)

Net cash used by financing activities	(27,698)	(15,610)

Effect of exchange rate changes on cash	22	(15)

Net (decrease) increase in cash	(3,437)	1,305
Cash and cash equivalents at beginning of year	14,547	3,951

Cash and cash equivalents at end of period	$11,110	$5,256

Supplemental Disclosures
Noncash investing and financing activities:
Pawn loans forfeited and transferred to merchandise held for disposition	$29,855	$28,913
Pawn loans renewed	10,370	9,553
Cash advances renewed	1,723	1,232
Note payable issued in settlement of purchase transactions	2,500	—

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

     In addressing comments from the staff of the Securities and Exchange Commission, t he Company restated its Consolidated Statements of Cash Flows to eliminate certain non-cash items and reclassify certain items between operating cash flows and investing cash flows. The restated amounts reflect solely a reclassification in the Consolidated Statements of Cash Flows to eliminate the amounts of forfeited pawn loans during the applicable period, previously reported when the pawn loan amount was fully satisfied through forfeiture of the pledged goods which were then transferred to goods available for disposition, to reporting the principal amount collected on those loans in the period when the forfeited collateral is sold. Any proceeds received in excess of the principal amount loaned are reported as operating cash flows. In addition, pawn loans renewed and cash advances renewed are no longer included in the Consolidated Statements of Cash Flows.

     Following is a summary of the effect of the restatement on the Company’s Consolidated Statements of Cash Flows (in thousands):

	Three Months Ended March 31,
	2004		2003
	Previously	As	Previously	As
	Reported	Restated	Reported	Restated
Cash Flows from Operating Activities:
Changes in operating assets and liabilities –
Merchandises held for disposition	$5,955	$1,168	$5,166	$900
Net cash provided by operating activities	24,323	19,536	21,964	17,698
Cash Flows from Investing Activities:
Pawn loans forfeited and transferred to merchandise held for disposition	34,257	—	31,657	—
Pawn loans made, including loans renewed	(113,670)	—	(103,221)	—
Pawn loans made	—	(103,300)	—	(93,668)
Pawn loans repaid or renewed	86,099	—	77,811	—
Pawn loans repaid	—	75,729	—	68,258
Principal recovered on forfeited loans through dispositions and auctions	—	39,044	—	35,923
Cash advances made, assigned or purchased	(86,447)	(84,724)	(20,752)	(19,520)
Cash advances repaid or renewed	87,649	—	14,649	—
Cash advances repaid	—	85,926	—	13,417
Net cash provided (used) by investing activities	(84)	4,703	(5,034)	(768)
Net cash used by financing activities	(27,698)	(27,698)	(15,610)	(15,610)
Net (decrease) increase in cash	(3,437)	(3,437)	1,305	1,305
Cash and cash equivalents at beginning of year	14,547	14,547	3,951	3,951
Cash and cash equivalents at end of period	11,110	11,110	5,256	5,256

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

     Information concerning the operating segments is set forth below (in thousands):

	(Unaudited)
	Pawn Lending
	United		Cash	Check
	States	Foreign	Advance(a)	Cashing(b)	Consolidated
Three Months Ended March 31, 2004:
Revenue
Finance and service charges	$26,872	$8,628	$—	$—	$35,500
Proceeds from disposition of merchandise	67,048	5,667	—	—	72,715
Cash advance fees	7,119	—	12,537	—	19,656
Check cashing royalties and fees	—	597	2,320	1,122	4,039

Total revenue	101,039	14,892	14,857	1,122	131,910
Cost of revenue - disposed merchandise	40,829	4,240	—	—	45,069

Net revenue	60,210	10,652	14,857	1,122	86,841

Expenses
Operations	33,935	4,996	7,253	380	46,564
Cash advance loss provision	1,356	—	1,688	—	3,044
Administration	9,082	1,539	1,817	208	12,646
Depreciation and amortization	2,867	728	943	114	4,652

Total expenses	47,240	7,263	11,701	702	66,906

Income from operations	$12,970	$3,389	$3,156	$420	$19,935

As of March 31, 2004:
Total assets	$280,573	$114,252	$68,896	$7,676	$471,397

Three Months Ended March 31, 2003:
Revenue
Finance and service charges	$24,709	$6,746	$—	$—	$31,455
Proceeds from disposition of merchandise	63,062	3,057	—	—	66,119
Cash advance fees	6,410	—	56	—	6,466
Check cashing royalties and fees	—	382	—	1,083	1,465

Total revenue	94,181	10,185	56	1,083	105,505
Cost of revenue - disposed merchandise	39,503	2,051	—	—	41,554

Net revenue	54,678	8,134	56	1,083	63,951

Expenses
Operations	32,783	3,635	122	430	36,970
Cash advance loss provision	1,319	—	13	—	1,332
Administration	7,701	1,084	35	175	8,995
Depreciation and amortization	2,873	685	9	122	3,689

Total expenses	44,676	5,404	179	727	50,986

Income (loss) from operations	$10,002	$2,730	$(123)	$356	$12,965

As of March 31, 2003:
Total assets	$263,608	$93,816	$515	$7,989	$365,928

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

	2004		2003
PAWN LENDING OPERATIONS:
Pawn loans
Annualized yield on pawn loans	103.7%		103.2%
Total amount of pawn loans written	$113,670		$103,221
Average pawn loan balance outstanding	$137,628		$123,669
Average pawn loan balance per average location in operation	$295		$272
Average pawn loan amount at end of period (not in thousands)	$119		$109
Profit margin on disposition of merchandise as a percentage of proceeds from disposition of merchandise	38.0%		37.2%
Average annualized merchandise turnover	3.4	x	3.3	x
Average balance of merchandise held for disposition per average location in operation	$115		$114
Pawnshop locations in operation –
Beginning of period, owned	467		455
Acquired	—		3
Start-ups	—		1
Combined or closed	(2)		(6)
End of period, owned	465		453
Franchise locations at end of period	6		9
Total pawnshop locations at end of period	471		462
Average number of owned pawnshop locations in operation	466		454
Cash advances
Total amount of cash advances written (a)	$44,639		$37,799
Number of cash advances written (not in thousands)(a)	138,954		128,512
Average amount per cash advance (not in thousands)(a)	$321		$294
Combined cash advances outstanding (a)	$10,947		$9,101
Cash advances outstanding per location at end of period (a)	$28		$24
Cash advances outstanding before allowance for losses (b)	$9,764		$8,414
Locations offering cash advances at end of period	388		384
Average number of locations offering cash advances	389		387
CASH ADVANCE OPERATIONS (c):
Total amount of cash advances written	$77,750		$412
Number of cash advances written (not in thousands)	228,924		1,225
Average cash advance amount (not in thousands)	$340		$336
Combined cash advances outstanding (a)	$17,076		$112
Cash advances outstanding per location at end of period	$104		$22
Cash advances outstanding before allowance for losses (b)	$16,860		$97
Cash advance locations in operation –
Beginning of period	154		2
Start-ups	10		3
End of period	164		5
Average number of locations in operation for the period	159		3

(Continued on Next Page)

	2004	2003
CHECK CASHING OPERATIONS (Mr. Payroll):
Face amount of checks cashed	$322,187	$308,528
Gross fees collected	$4,799	$4,612
Fees as a percentage of checks cashed	1.5%	1.5%
Average check cashed (not in thousands)	$422	$408
Centers in operation at end of period	137	139
Average centers in operation for the period	137	135

(a)	Includes cash advances made by the Company and cash advances made by third-party banks offered at the Company’s location.

(b)	Amounts recorded in the Company’s consolidated financial statements.

(c)	Includes Cashland and Cash America Payday Advance locations.

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

LIQUIDITY AND CAPITAL RESOURCES

     In addressing comments from the staff of the Securities and Exchange Commission, the Company restated its Consolidated Statements of Cash Flows to eliminate certain non-cash items and reclassify certain items between operating cash flows and investing cash flows relating to the forfeited pawn loans and cash advance renewals. The net effect of the reclassification is to decrease operating cash flows by $4.8 million and $4.3 million with a corresponding increase in investing cash flows for the three months ended March 31, 2004 and 2003, respectively. See Note 1 of Notes to Consolidated Financial Statements.

     The Company’s cash flows and other key indicators of liquidity are summarized as follows ($ in millions):

	Three Months Ended
	March 31,
	2004		2003
	(Restated)		(Restated)
Operating activities cash flows	$19.5		$17.7
Investing activities cash flows:
Pawn loans	11.5		10.5
Cash advances	1.2		(6.1)
Acquisitions	(2.9)		(1.9)
Other investing activities	(5.1)		(3.3)
Financing activities cash flows	(27.7)		(15.6)
Working capital	$215.2		$172.8
Current ratio	5.7	x	5.1	x
Merchandise turnover	3.4	x	3.3	x

     Cash flows from operating activities. Net cash provided by operating activities was $19.5 million for the current period. Net cash generated from (or used by) the Company’s domestic pawn lending operations, foreign pawn lending operations, cash advance operations and check cashing operations were $16.6 million, $(0.9) million, $3.4 million and $0.4 million, respectively.

     Cash flows from investing activities. The seasonal decline in balances due to redemptions related to customer receipt of federal tax refunds led to decreases in the Company’s investment in pawn loans and cash advances during the current period that generated cash of $10.5 million and $1.2 million, respectively. The Company invested $5.1 million in property and equipment during the current period for the establishment of 10 cash advance units (2 Cash America cash advance centers and 8 Cashland consumer finance centers), the remodeling of selected operating units and ongoing enhancements to the information technology infrastructure, and other property additions. During the current period, the Company amended the Cashland asset purchase agreement and made a final payment of additional consideration in the amount of $5.4 million consisting of $2.9 million in cash and a subordinated note for $2.5 million (see Notes 5 and 9 of Notes to Consolidated Financial Statements.)

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

Item 4. Controls and Procedures

     The Company restated its Consolidated Statements of Cash Flows for the three months ended March 31, 2004. For a description of the restatement of the Consolidated Statements of Cash Flows and the amendment of related disclosures, see the Explanatory Note on Page 1 of this Form 10-Q/A.

     Under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, management of the Company has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of March 31, 2004 (“Evaluation Date”).

     In making this evaluation, the Chief Executive Officer and Chief Financial Officer considered matters relating to the restatement of the previously issued Consolidated Statements of Cash Flows and the amendment of related disclosures. In light of, among other things, the facts and circumstances relating to the restatement, the Chief Executive Officer and Chief Financial Officer concluded the restatement was not reflective of any material weakness in the disclosure controls and procedures. In support of this conclusion, the Chief Executive Officer and Chief Financial Officer noted that the Company’s restatement of its Consolidated Statements of Cash Flows for the three months ended March 31, 2004 follows from the review of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 by the staff of the Securities and Exchange Commission (“SEC”). The restatement is, in substance, a reclassification of certain items as well as an elimination of certain non-cash items in the Consolidated Statements of Cash Flows, all as more particularly described in Note 1 of Notes to Consolidated Financial Statements. Given the unique nature of the Company’s pawnbroking business and in conjunction with other elements of the Company’s formal disclosure of its business activities in Item 1 of the Company’s 2003 Form 10-K, the Company has previously viewed its long standing presentation of the affected items to be an appropriate disclosure approach. Since 1987, the Company has utilized that same presentation format in its audited financial statements. Further, the other registrants in the industry have utilized the same format. Also, to management’s knowledge no investors have expressed to the Company any confusion or uncertainty about the Company’s disclosure approach during that period of time.

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

     For the quarter ended March 31, 2004, there was no significant change in the Company’s internal control over financial reporting that was identified in connection with management’s evaluation described in Item 9A above and has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Date: November 5, 2004