Form 10-Q/A
period 2004-06-30
CASH AMERICA INTERNATIONAL INC
filed 2004-11-05
CIK 807884

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

CASH AMERICA INTERNATIONAL, INC.

EXPLANATORY NOTE

Cash America International, Inc. (the “Company”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, which was originally filed on July 23, 2004. This Amendment No. 1 is being filed to address comments from the staff of the Securities and Exchange Commission in connection with the staff’s review of the 2003 Form 10-K. This Amendment No. 1 amends: (i) Part I, Item 1, Financial Statements to add a “restatement” paragraph in Note 1 of Notes to Consolidated Financial Statements, to reclassify certain items between operating activities cash flows and investing activities cash flows in the Consolidated Statements of Cash Flows to eliminate certain non-cash transactions, and to include certain non-cash item disclosures; (ii) Item 2, Liquidity and Capital Resources under Management’s Discussion and Analysis of Financial Condition and Results of Operations to reflect the amendment made to the Consolidated Statements of Cash Flows as described in (i); and (iii) certifications to be currently dated as required by Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended.

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

This Amendment No. 1 does not result in a change in the Company’s previously reported earnings shown in its Consolidated Statements of Operations or on any amounts previously reported in its Consolidated Balance Sheets. Further, this Amendment No. 1 does not reflect events occurring after the filing of the 2004 second quarter Form 10-Q, and does not modify or update the disclosures therein in any way other than as required to reflect the amendments described above.

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

See Notes to Consolidated Financial Statements.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended
	June 30,
	2004	2003
	(Unaudited and Restated)
Cash Flows from Operating Activities
Net income	$18,729	$12,420
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,412	7,296
Cash advance loss provision	8,419	3,024
Stock-based compensation expense	524	—
Gain from disposal of asset	—	(1,013)
Changes in operating assets and liabilities –
Merchandise held for disposition	(585)	742
Finance and service charges receivable	(417)	136
Other receivables and prepaid expenses	(511)	2,589
Accounts payable and accrued expenses	(5,950)	371
Customer deposits, net	797	331
Current income taxes	4,904	(249)
Deferred income taxes, net	(47)	76

Net cash provided by operating activities	35,275	25,723

Cash Flows from Investing Activities
Pawn loans made	(215,288)	(197,563)
Pawn loans repaid	140,278	129,146
Principal recovered on forfeited loans through dispositions and auctions	69,730	65,070
Cash advances made, assigned or purchased	(184,735)	(33,352)
Cash advances repaid	177,287	24,073
Acquisitions, net of cash acquired	(3,028)	(1,937)
Purchases of property and equipment	(12,610)	(7,270)
Proceeds from sale of asset	—	1,639

Net cash used by investing activities	(28,366)	(20,194)

Cash Flows from Financing Activities
Net (repayments) borrowings under bank lines of credit	(3,930)	8,081
Payments on notes payable	(4,286)	(8,571)
Change in notes receivable secured by common stock	—	90
Proceeds from exercise of stock options	1,485	673
Treasury shares purchased	(2,270)	(1,391)
Dividends paid	(989)	(727)

Net cash used by financing activities	(9,990)	(1,845)

Effect of exchange rate changes on cash	16	62

Net (decrease) increase in cash	(3,065)	3,746
Cash and cash equivalents at beginning of year	14,547	3,951

Cash and cash equivalents at end of period	$11,482	$7,697

Supplemental Disclosures
Noncash investing and financing activities:
Pawn loans forfeited and transferred to merchandise held for disposition	$58,970	$56,772
Pawn loans renewed	20,685	19,256
Cash advances renewed	3,677	2,613
Note payable issued in settlement of purchase transactions	2,500	—

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

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued

     Following is a summary of the effect of the restatement on the Company’s Consolidated Statements of Cash Flows (in thousands):

	Six Months Ended June 30,
	2004		2003
	Previously	As	Previously	As
	Reported	Restated	Reported	Restated
Cash Flows from Operating Activities:
Changes in operating assets and liabilities –
Merchandises held for disposition	$1,214	$(585)	$3,700	$742
Net cash provided by operating activities	37,074	35,275	28,681	25,723
Cash Flows from Investing Activities:
Pawn loans forfeited and transferred to merchandise held for disposition	67,931	—	62,112	—
Pawn loans made, including loans renewed	(235,973)	—	(216,819)	—
Pawn loans made	—	(215,288)	—	(197,563)
Pawn loans repaid or renewed	160,963	—	148,402	—
Pawn loans repaid	—	140,278	—	129,146
Principal recovered on forfeited loans through dispositions and auctions	—	69,730	—	65,070
Cash advances made, assigned or purchased	(188,412)	(184,735)	(35,965)	(33,352)
Cash advances repaid or renewed	180,964	—	26,686	—
Cash advances repaid	—	177,287	—	24,073
Net cash used by investing activities	(30,165)	(28,366)	(23,152)	(20,194)
Net cash used by financing activities	(9,990)	(9,990)	(1,845)	(1,845)
Net (decrease) increase in cash	(3,065)	(3,065)	3,746	3,746
Cash and cash equivalent at beginning of year	14,547	14,547	3,951	3,951
Cash and cash equivalents at end of period	11,482	11,482	7,697	7,697

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

     Profit from Disposition of Merchandise. Profit from disposition of merchandise represents the proceeds received from disposition of merchandise in excess of the cost of disposed merchandise. The following table summarizes, by operating segment, the proceeds from disposition of merchandise and the related profit for the current quarter compared to the prior year quarter ($ in millions):

	Three Months Ended June 30,
	2004			2003
	Merch-	Refined		Merch-	Refined
	andise	Gold	Total	andise	Gold	Total
Proceeds from disposition:
U.S	$44.0	$7.7	$51.7	$43.8	$7.9	$51.7
Foreign	3.6	1.7	5.3	2.8	1.7	4.5

Total proceeds	$47.6	$9.4	$57.0	$46.6	$9.6	$56.2

Profit on disposition	$19.4	$2.5	$21.9	$18.5	$2.3	$20.8

Consolidated profit margin	40.8%	26.7%	38.5%	39.7%	23.9%	37.0%
Profit margin – U.S	40.9%	30.5%	39.4%	39.8%	28.3%	38.1%
Profit margin – Foreign	38.9%	9.0%	29.8%	37.9%	3.8%	24.9%

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

     Profit from Disposition of Merchandise. The following table summarizes, by operating segment, the proceeds from disposition of merchandise and the related profit for the current period compared to the prior year period ($ in millions):

	Six Months Ended June 30,
	2004			2003
	Merch-	Refined		Merch-	Refined
	andise	Gold	Total	andise	Gold	Total
Proceeds from disposition:
U.S	$100.6	$18.1	$118.7	$99.4	$15.3	$114.7
Foreign	7.3	3.7	11.0	5.4	2.2	7.6

Total proceeds	$107.9	$21.8	$129.7	$104.8	$17.5	$122.3

Profit on disposition	$43.3	$6.3	$49.6	$41.1	$4.3	$45.4

Consolidated profit margin	40.1%	28.8%	38.2%	39.2%	24.6%	37.1%
Profit margin – U.S	40.2%	33.7%	39.2%	39.3%	26.9%	37.7%
Profit margin – Foreign	38.8%	5.0%	27.4%	37.1%	6.1%	28.1%

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

LIQUIDITY AND CAPITAL RESOURCES

     In addressing comments from the staff of the Securities and Exchange Commission, the Company restated its Consolidated Statements of Cash Flows to eliminate certain non-cash items and reclassify certain items between operating cash flows and investing cash flows relating to the forfeited pawn loans and cash advance renewals. The net effect of the reclassification is to decrease operating cash flows by $1.8 million and $3.0 million with a corresponding increase in investing cash flows for the six months ended June 30, 2004 and 2003, respectively. See Note 1 of Notes to Consolidated Financial Statements.

     The Company’s cash flows and other key indicators of liquidity are summarized as follows ($ in millions):

	Six Months Ended
	June 30,
	2004		2003
	(Restated)		(Restated)
Operating activities cash flows	$35.3		$25.7
Investing activities cash flows:
Pawn loans	(5.3)		(3.3)
Cash advances	(7.5)		(9.3)
Acquisitions	(3.0)		(1.9)
Other investing activities	(12.6)		(5.7)
Financing activities cash flows	(10.0)		(1.8)
Working capital	$237.6		$200.8
Current ratio	5.8	x	6.1	x
Merchandise turnover	3.0	x	3.1	x

     Cash flows from operating activities. Net cash provided by operating activities was $35.3 million for the current period. Net cash generated from (or used by) the Company’s U.S. pawn lending operations, foreign pawn lending operations, cash advance operations and check cashing operations were $26.8 million, $(0.6) million, $8.5 million and $0.6 million, respectively.

     Cash flows from investing activities. The seasonal increase in balances due to higher lending activities led to increases in the Company’s investment in pawn loans and cash advances during the current period that used cash of $5.3 million and $7.5 million, respectively. The Company invested $12.6 million in property and equipment during the current period for the establishment of 29 cash advance units (9 Cash America Payday Advance locations and 20 Cashland consumer finance centers), the remodeling of selected operating units and ongoing enhancements to the information technology infrastructure, and other property additions. In the first quarter of 2004, the Company amended the Cashland asset purchase agreement and made a final payment of additional consideration in the amount of $5.4 million consisting of $2.9 million in cash and a subordinated note for $2.5 million (see Notes 5 and 9 of Notes to Consolidated Financial Statements.)

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

Item 4. Controls and Procedures

     The Company restated its Consolidated Statements of Cash Flows for the six months ended June 30, 2004. For a description of the restatement of the Consolidated Statements of Cash Flows and the amendment of related disclosures, see the Explanatory Note on Page 1 of this Form 10-Q/A.

     Under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, management of the Company has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of June 30, 2004 (“Evaluation Date”).

     In making this evaluation, the Chief Executive Officer and Chief Financial Officer considered matters relating to the restatement of the previously issued Consolidated Statements of Cash Flows and the amendment of related disclosures. In light of, among other things, the facts and circumstances relating to the restatement, the Chief Executive Officer and Chief Financial Officer concluded the restatement was not reflective of any material weakness in the disclosure controls and procedures. In support of this conclusion, the Chief Executive Officer and Chief Financial Officer noted that the Company’s restatement of its Consolidated Statements of Cash Flows for the six months ended June 30, 2004 follows from the review of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 by the staff of the Securities and Exchange Commission (“SEC”). The restatement is, in substance, a reclassification of certain items as well as an elimination of certain non-cash items in the Consolidated Statements of Cash Flows, all as more particularly described in Note 1 of Notes to Consolidated Financial Statements. Given the unique nature of the Company’s pawnbroking business and in conjunction with other elements of the Company’s formal disclosure of its business activities in Item 1 of the Company's’s 2003 Form 10-K, the Company has previously viewed its longstanding presentation of the affected items to be an appropriate disclosure approach. Since 1987, the Company has utilized that same presentation format in its audited financial statements. Further, the other registrants in the industry have utilized the same format. Also, to management’s knowledge no investors have expressed to the Company any confusion or uncertainty about the Company’s disclosure approach during that period of time.

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

     For the quarter ended June 30, 2004, there was no significant change in the Company’s internal control over financial reporting that was identified in connection with management’s evaluation described in Item 9A above and has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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