Form 10-Q
period 2004-09-30
CASH AMERICA INTERNATIONAL INC
filed 2004-11-08
CIK 807884

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

28,623,792 common shares, $.10 par value, were outstanding as of October 29, 2004

CASH AMERICA INTERNATIONAL, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	September 30,		December 31,
	2004	2003	2003
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$13,712	$9,080	$11,959
Pawn loans	88,243	83,617	81,154
Cash advances, net	34,050	22,721	28,346
Merchandise held for disposition, net	57,554	52,608	49,432
Finance and service charges receivable	16,399	14,949	15,667
Other receivables and prepaid expenses	9,990	5,246	6,612
Income taxes recoverable	—	5,270	2,853
Deferred tax assets	8,226	7,346	6,868
Current assets of discontinued operations	—	77,722	82,265

Total current assets	228,174	278,559	285,156
Property and equipment, net	75,776	65,771	67,852
Goodwill	115,469	97,229	99,084
Other assets	15,163	7,634	7,312
Non-current assets of discontinued operations	—	28,077	30,128

Total assets	$434,582	$477,270	$489,532

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$28,596	$26,439	$34,361
Customer deposits	5,215	4,614	4,102
Dividends payable	8,582	—	—
Income taxes currently payable	5,709	—	—
Current portion of long-term debt	16,786	8,286	8,286
Current liabilities of discontinued operations	—	4,084	4,742

Total current liabilities	64,888	43,423	51,491
Deferred tax liabilities	5,602	3,633	5,052
Other liabilities	1,510	1,427	1,450
Long-term debt	57,357	155,064	139,754
Non-current liabilities of discontinued operations	—	17,979	15,292
Stockholders’ equity:
Common stock, $.10 par value per share, 80,000,000 shares authorized, 30,235,164 shares issued	3,024	3,024	3,024
Additional paid-in capital	144,948	140,645	141,867
Retained earnings	173,969	130,560	141,642
Accumulated other comprehensive income	—	1,743	7,995
Notes receivable secured by common stock	(2,488)	(3,023)	(2,488)
Treasury shares, at cost (1,695,392 shares, 2,306,930 shares and 2,040,180 shares at September, 30, 2004 and 2003, and December 31, 2003, respectively)	(14,228)	(17,205)	(15,547)

Total stockholders’ equity	305,225	255,744	276,493

Total liabilities and stockholders’ equity	$434,582	$477,270	$489,532

See Notes to Consolidated Financial Statements.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
		(Unaudited)
Revenue
Finance and service charges	$28,070	$25,720	$80,297	$73,868
Proceeds from disposition of merchandise	53,814	53,456	172,557	168,162
Cash advance fees	26,723	14,513	68,440	27,373
Check cashing royalties and fees	1,929	1,349	7,403	3,260

Total Revenue	110,536	95,038	328,697	272,663
Cost of Revenue
Disposed merchandise	33,588	33,599	105,755	105,086

Net Revenue	76,948	61,439	222,942	167,577

Expenses
Operations	42,700	36,718	125,160	102,346
Cash advance loss provision	7,021	4,077	15,440	7,101
Administration	9,617	8,535	30,307	23,711
Depreciation and amortization	4,327	3,473	12,315	9,436

Total Expenses	63,665	52,803	183,222	142,594

Income from Operations	13,283	8,636	39,720	24,983
Interest expense, net	1,955	2,226	6,061	6,191
Gain from disposal of asset	—	—	—	(1,013)

Income from Continuing Operations before Income Taxes	11,328	6,410	33,659	19,805
Provision for income taxes	4,147	2,325	12,410	6,978

Income from Continuing Operations	7,181	4,085	21,249	12,827

Discontinued Operations
Income from discontinued operations (including gain on disposal of $18,902 for the 2004 periods)	21,475	2,912	28,163	8,270
Provision for income taxes (including taxes of $4,213 on disposal gain for the 2004 periods)	4,992	955	7,019	2,635

Income from discontinued operations	16,483	1,957	21,144	5,635

Net Income	$23,664	$6,042	$42,393	$18,462

Net income per share:
Basic –
Income from continuing operations	$0.25	$0.16	$0.75	$0.52
Income from discontinued operations	0.58	0.08	0.75	0.23
Net income	$0.83	$0.23	$1.50	$0.75
Diluted –
Income from continuing operations	$0.24	$0.15	$0.72	$0.50
Income from discontinued operations	0.56	0.07	0.72	0.22
Net income	$0.80	$0.22	$1.44	$0.72
Weighted average common shares outstanding:
Basic	28,347	25,791	28,281	24,746
Diluted	29,522	27,197	29,473	25,806
Dividends declared per common share	$0.3175	$0.0175	$0.3525	$0.0475

See Notes to Consolidated Financial Statements.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	September 30,
	2004		2003
	Shares	Amounts	Shares	Amounts
		(Unaudited)
Common stock
Balance at September 30	30,235,164	$3,024	30,235,164	$3,024

Additional paid-in capital
Balance at beginning of year		141,867		127,819
Reissuance of treasury stock		—		5,597
Exercise of stock options		38		(513)
Stock-based compensation		872		—
Tax benefit from exercise of stock options		2,171		7,742

Balance at September 30		144,948		140,645

Retained earnings
Balance at beginning of year		141,642		113,278
Net income		42,393		18,462
Dividends declared		(10,066)		(1,180)

Balance at September 30		173,969		130,560

Accumulated other comprehensive income (loss)
Balance at beginning of year		7,995		(2,718)
Foreign currency translation adjustments		(1,741)		4,461
Sale of subsidiaries		(6,254)		—

Balance at September 30		—		1,743

Notes receivable secured by common stock
Balance at beginning of year		(2,488)		(5,864)
Payments on notes receivable		—		2,841

Balance at September 30		(2,488)		(3,023)

Treasury shares, at cost
Balance at beginning of year	(2,040,180)	(15,547)	(5,939,794)	(43,204)
Purchases of treasury shares	(106,088)	(2,321)	(171,158)	(1,803)
Reissuance of treasury stock	—	—	1,533,333	11,208
Exercise of stock options	450,876	3,640	2,270,689	16,594

Balance at September 30	(1,695,392)	(14,228)	(2,306,930)	(17,205)

Total Stockholders’ Equity		$305,225		$255,744

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
		(Unaudited)
Net income	$23,664	$6,042	$42,393	$18,462
Other comprehensive income (loss), net of tax of $0 –
Foreign currency translation adjustments	(1,831)	1,083	(1,741)	4,461

Total Comprehensive Income	$21,833	$7,125	$40,652	$22,923

See Notes to Consolidated Financial Statements.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended
	September 30,
	2004	2003
	(Unaudited)
		(Restated)
Cash Flows from Operating Activities
Net income	$42,393	$18,462
Less: Income from discontinued operations	21,144	5,635

Income from continuing operations	21,249	12,827
Adjustments to reconcile net income to net cash provided by continuing operations:
Depreciation and amortization	12,315	9,436
Cash advance loss provision	15,440	7,101
Stock-based compensation expense	872	—
Gain from disposal of asset	—	(1,013)
Changes in operating assets and liabilities –
Merchandise held for disposition	2,043	3,324
Finance and service charges receivable	(1,078)	—
Other receivables and prepaid expenses	(781)	2,220
Accounts payable and accrued expenses	(9,258)	4,557
Customer deposits, net	1,113	522
Current income taxes	6,521	1,094
Deferred income taxes, net	(808)	(598)

Net cash provided by operating activities of continuing operations	47,628	39,470

Cash Flows from Investing Activities
Pawn loans made	(218,356)	(205,754)
Pawn loans repaid	117,760	113,644
Pawn loan principal recovered on forfeited loans through disposition	83,342	83,513
Cash advances made, assigned or purchased	(307,227)	(91,158)
Cash advances repaid	288,829	76,577
Acquisitions, net of cash acquired	(17,358)	(43,059)
Purchases of property and equipment	(19,128)	(10,463)
Proceeds from sale of subsidiaries/non-operating asset	102,788	1,639

Net cash provided (used) by investing activities of continuing operations	30,650	(75,061)

Cash Flows from Financing Activities
Net (repayments) borrowings under bank lines of credit	(68,111)	38,921
Payments on notes payable	(8,286)	(12,571)
Change in notes receivable secured by common stock	—	2,968
Proceeds from exercise of stock options	3,677	16,081
Treasury shares purchased	(2,321)	(1,803)
Dividends paid	(1,484)	(1,180)

Net cash provided (used) by financing activities of continuing operations	(76,525)	42,416

Net increase in cash and cash equivalents of continuing operations	1,753	6,825
Cash and cash equivalents at beginning of year	11,959	2,255

Cash and cash equivalents at end of period	$13,712	$9,080

Non-cash investing and financing activities:
Pawn loans forfeited and transferred to merchandise held for disposition	$93,507	$89,213
Pawn loans renewed	$32,410	$29,934
Cash advances renewed	$5,422	$4,252
Note payable issued in settlement of purchase transactions	$2,500	$—
Notes and accounts receivable from sale of subsidiaries	$10,082	$—
Treasury shares reissued in purchase transactions	$—	$16,805
Liabilities assumed in purchase transactions	$—	$155

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

     The financial statements as of September 30, 2004 and 2003, and for the three and nine month periods then ended, are unaudited but, in management’s opinion, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for such interim periods. Operating results for the three and nine month periods are not necessarily indicative of the results that may be expected for the full fiscal year. These financial statements and related notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2003 Annual Report to Stockholders.

     Certain amounts in the consolidated financial statements for the three and nine month periods ended September 30, 2003, have been reclassified to conform to the presentation format adopted in 2004. These reclassifications have no effect on the net income previously reported.

     In September 2004, the Company sold its foreign pawn lending operations in the United Kingdom and Sweden. The results of the foreign pawn lending operations have been reclassified as discontinued operations for all periods presented in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. See Note 6.

     In addressing comments from the staff of the Securities and Exchange Commission in connection with the staff’s review of the Company’s 2003 Form 10-K, the Company restated its Consolidated Statements of Cash Flows to eliminate certain non-cash items and reclassify certain items between operating cash flows and investing cash flows for the year ended December 31, 2003, the three months ended March 31, 2004 and the six months ended June 30, 2004. The restated amounts for the nine months ended September 30, 2003, reflect solely a reclassification in the Consolidated Statements of Cash Flows to eliminate the amounts of forfeited pawn loans during that period, previously reported when the pawn loan amount was fully satisfied through a forfeiture of the pledged goods which were then transferred to goods available for disposition, to reporting the principal amount collected on those loans in the period when the forfeited collateral is sold. Any proceeds received in excess of the principal amount loaned are reported as operating cash flows. In addition, pawn loans renewed and cash advances renewed are no longer included in the Consolidated Statements of Cash Flows.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued

     Following is a summary of the effect of restatement on the Company’s Consolidated Statements of Cash Flows for the nine months ended September 30, 2003 (in thousands):

	Previously
	Reported After
	Reclassifying
	Discontinued	As
	Operations	Restated
Cash Flows from Operating Activities:
Changes in operating assets and liabilities –
Merchandises held for disposition	$(2,376)	$3,324
Net cash provided by operating activities of continuing operations	33,770	39,470
Cash Flows from Investing Activities:
Pawn loans forfeited and transferred to merchandise held for disposition	89,213	—
Pawn loans made, including loans renewed	(235,688)	—
Pawn loans made	—	(205,754)
Pawn loans repaid or renewed	143,578	—
Pawn loans repaid	—	113,644
Principal recovered on forfeited loans through disposition	—	83,513
Cash advances made, assigned or purchased	(95,410)	(91,158)
Cash advances repaid or renewed	80,829	—
Cash advances repaid	—	76,577
Net cash used by investing activities of continuing operations	(69,361)	(75,061)
Net cash provided by financing activities of continuing operations	42,416	42,416
Net increase in cash and cash equivalents	6,825	6,825
Cash and cash equivalents at beginning of year	2,255	2,255
Cash and cash equivalents at end of period	9,080	9,080

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

     In January 2004, the Company changed its approach concerning annual equity based compensation awards and granted 103,175 restricted stock units to its officers under the provisions of the 1994 Long-Term Incentive Plan in lieu of stock options. In April 2004, the Company adopted the 2004 Long-Term Incentive Plan, which was approved by shareholders at the 2004 annual shareholders meeting held April 21, 2004 and granted 11,574 restricted stock units to the non-management members of its Board of Directors. The aggregate market value of these restricted stock units at the date of grant of $2,597,000 is being amortized to expense over the vesting periods of 4 years for officers and 1 year for Directors. For officers, each vested restricted stock unit entitles the holder to receive a share of the common stock of the Company to be issued upon vesting. Directors are entitled to their shares once their restricted stock units are vested and the Director is no longer a member of the Board. In conjunction with the adoption of the Company’s Supplemental Executive Retirement Plan, in December 2003, a grant consisting of 233,223 restricted stock units with an aggregate market value at date of grant of $4,485,000 was made to officers of the Company. This amount is being amortized to expense over the vesting periods of 4 to 15 years. Each vested restricted stock unit entitles the holder to receive a share of the common stock of the Company to be issued upon termination of employment from the Company. Compensation expenses totaling $348,000 ($226,000 net of related tax) and $872,000 ($567,000 net of related tax) were recognized in the three and nine month periods ended September 30, 2004, respectively, for all of the above grants and restricted stock units. There was no compensation expense related to stock based compensation in the 2003 periods.

     Prior to December 2003, the Company granted stock options under the Plans with contractual terms of 5 to 15 years and an exercise price equal to or greater than the fair market value of the stock at grant date. Stock options granted vest over periods ranging from 1 to 7 years. However, the terms of the options with the 7-year vesting periods and certain of the 4-year and 5-year vesting periods include provisions which accelerate vesting if specified share price appreciation criteria are met. During the nine months ended September 30, 2004 and 2003, 551,547 and 794,575 shares, respectively, vested due to the acceleration provision.

     The Company accounts for its stock-based employee compensation plans in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), often referred to as the “intrinsic value” based method, and accordingly, no compensation expense has been recognized for its stock options. Had compensation expense for the Company’s stock options been determined using the fair value accounting provisions of SFAS No. 123 “Accounting for Stock-Based Compensation” (“SFAS 123”), the Company’s net income and related amounts per share, basic and diluted, for each of the three and nine month periods ended September 30, 2004 and 2003 would have been reported as follows (in thousands, except per share amounts).

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued

     Included in the pro forma amounts below is the effect of the accelerated vesting of 551,547 shares and 794,575 shares during the nine months ended September 30, 2004 and 2003, respectively, which caused the pro forma compensation expense related to those shares to be recognized in those reporting periods and eliminated it from future periods had scheduled vesting occurred during the remainder of 2004 through 2007.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Net income – as reported	$23,664	$6,042	$42,393	$18,462
Deduct: Total stock-based compensation expense (a)	42	1,828	860	2,848

Net income – pro forma	$23,622	$4,214	$41,533	$15,614

Net income per share –
Basic:
As reported	$0.83	$0.23	$1.50	$0.75
Pro forma	$0.83	$0.16	$1.47	$0.63
Diluted:
As reported	$0.80	$0.22	$1.44	$0.72
Pro forma	$0.80	$0.15	$1.40	$0.61

(a)	Determined under fair value based method for all awards, net of related tax effects. “All awards” refers to options granted, modified, or settled in fiscal periods beginning after December 15, 1994, that is, options for which the fair value was required to be measured under SFAS 123.

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

5. Acquisitions

     In keeping with its business strategy to expand its service offerings to a larger number of potential customers, in September 2004 the Company entered into an agreement to purchase the assets of Camco, Inc. which conducts business under the trade name of SuperPawn (hereafter referred to as “SuperPawn”), with 41 pawn locations in four western states, based in Las Vegas, Nevada. Management currently estimates that the aggregate purchase price will be approximately $125,000,000, however, this amount will be adjusted based on asset and debt levels at closing. The purchase consideration would consist of $15,000,000 of Company common stock and the balance in cash. The transaction is anticipated to close following final due diligence, license transfer, and the approval of regulatory agencies, late in the fourth quarter of 2004 or in early 2005.

     In addition, the Company acquired, in two distinct transactions, the operating assets of 32 cash advance locations in southern California operating under the trade names of GoldX (acquired on August 31, 2004) and Urgent Money (acquired on September 20, 2004) for $14,451,000 cash. The operating results of those locations have been included in the consolidated financial statements since the respective dates of acquisition.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued

     The Company’s June 30, 2003 asset purchase agreement for the purchase of the assets of Cashland, Inc. through Cashland Financial Services, Inc. (“Cashland”), a wholly-owned subsidiary, contained a provision under which the seller could potentially have received additional consideration based upon the future earnings of the business. On February 2, 2004, the parties amended the asset purchase agreement to eliminate that provision and to provide instead for the Company to make a final payment of additional consideration in the amount of $5,400,000. The payment consisted of $2,900,000 in cash and a subordinated note for $2,500,000 (see Note 10). The Company increased goodwill for the additional consideration.

     The following table provides information concerning the acquisitions made by the Company’s continuing operations during the nine months ended September 30, 2004 and 2003 ($ in thousands):

	2004	2003
Number of stores acquired:
Pawnshops	-0-	6
Cash advance locations	32	121
Check cashing franchise	-0-	1
Purchase price allocated to:
Pawn loans	$—	$2,105
Finance and service charges receivable	—	254
Cash advances and fees receivable	2,119	12,876
Merchandise held for disposition, net	—	668
Property and equipment	251	6,505
Goodwill	11,276	32,824
Non-competition agreements and other intangibles	675	4,641
Other assets, net of accrued liabilities	130	(9)

Total purchase price	14,451	59,864
Stock issued in acquisitions	—	16,805

Cash paid for acquisitions	$14,451	$43,059

6. Discontinued Operations

     In order to focus on the growth of pawn lending and cash advance activities in the United States, the Company announced in September 2004, the sale of its foreign pawn lending operations in the United Kingdom and Sweden to Rutland Partners LLP for $112,870,000, including two separate subordinated notes receivable valued at $7,961,000 and the remainder in cash. The Company received net cash proceeds of $102,788,000 at closing after paying off the outstanding balance of the multi-currency line of credit and received an additional $2,120,000 in cash in October upon a final reconciliation. The notes are the sole obligation of the company that acquired Svensk Pantbelåning and are both subordinated as to rights and payment terms to certain senior lenders in the transaction. The senior subordinated note received in the maximum principal amount of SEK 80,400,000 (approximately $10,685,000 face value at the date of sale with a discounted value of $7,216,000 at September 30, 2004) bears a coupon rate of 8.33% per annum (effective yield of 16.4% per annum) payable quarterly with scheduled principal payments due between 2007 and 2011 subject to terms of the senior indebtedness. The convertible junior subordinated note received in the amount of SEK 13,400,000 (approximately $1,781,000 face value at the date of sale with discounted value of $765,000 at September 30, 2004) bears a coupon rate at 10.0% per annum (effective yield of 25.5% per annum) payable quarterly with the entire principal or remaining unconverted principal due in 2014. This subordinated note is convertible, after two years, at the Company’s option, into approximately 27.7% of the equity interest on a fully diluted basis in the acquiring company of Svensk Pantbelåning. The Company will have

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued

no voting rights related to this equity interest, if and when exercised. See Exhibit 99.1 for pro forma information on the sale.

     As the issuer of the two subordinated notes is heavily leveraged with minimal equity, and due to the subordination feature and the payment structure of the two notes, the Company has valued the notes based on comparable yields for securities of this nature and discounted the senior subordinated note with 8.33% coupon rate and face value of $10,685,000 to $7,197,000 at the date of sale to yield 16.4% per annum, and the junior subordinated convertible note with 10.0% coupon rate and face value of $1,781,000 to $764,000 at the date of sale to yield 25.5% per annum.

     The Company realized a gain of $18,902,000 ($14,689,000 net of related taxes) upon the sale of the discontinued operations. In connection with the sale, the Company declared a special dividend of $0.30 per share to its shareholders to be paid in December 2004. The special dividend reflects a share of the significant gain realized on the sale. A foreign currency translation gain of $233,000 on the U.S. dollar equivalent value of the subordinated notes, the accrued interest and other receivable and accrual adjustments at September 30, 2004 was recognized in the Company’s Consolidated Statements of Operations as a reduction of administrative expenses.

     The carrying amounts of the major classes of the assets and liabilities of the foreign pawn lending operations at September 30, 2004 and 2003, and at December 31, 2003 were as follows (in thousands):

	September 30,		December 31,
	2004	2003	2003
Assets
Pawn loans	$—	$57,906	$60,717
Merchandise held for disposition, net	—	5,654	6,688
Finance and service charges receivable	—	7,392	7,901
Other current assets	—	6,770	6,959

Current assets of discontinued operations	—	77,722	82,265

Goodwill	—	17,559	18,879
Other non-current assets	—	10,518	11,249

Non-current assets of discontinued operations	—	28,077	30,128

Total assets of discontinued operations	$—	$105,799	$112,393

Liabilities
Current liabilities of discontinued operations	—	4,084	4,742

Deferred tax liabilities	—	2,316	2,652
Long-term debt	—	15,663	12,640

Non-current liabilities of discontinued operations	—	17,979	15,292

Total liabilities of discontinued operations	$—	$22,063	$20,034

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued

     The summarized financial information for the discontinued foreign pawn lending operations for the three and nine months ended September 30, 2004 and 2003 is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004 (1)	2003	2004 (2)	2003
	(Unaudited)
Revenue
Finance and service charges	$6,492	$7,294	$23,820	$21,202
Proceeds from disposition of merchandise	4,479	4,309	15,433	11,898
Check cashing royalties and fees	531	507	1,771	1,307

Total Revenue	11,502	12,110	41,024	34,407
Cost of Revenue
Disposed merchandise	3,191	2,985	11,140	8,439

Net Revenue	8,311	9,125	29,884	25,968

Expenses
Operations	3,882	4,094	13,865	11,677
Administration	1,204	1,236	4,365	3,468
Depreciation and amortization	539	719	1,963	2,052

Total Expenses	5,625	6,049	20,193	17,197

Income from Operations	2,686	3,076	9,691	8,771
Interest expense, net	113	164	430	501

Income before Income Taxes	2,573	2,912	9,261	8,270
Provision for income taxes	779	955	2,806	2,635

Income from Operations before Gain on Disposal	1,794	1,957	6,455	5,635
Gain on disposal of discontinued operations, net of applicable of income taxes of $4,213	14,689	—	14,689	—

Income from Discontinued Operations	$16,483	$1,957	$21,144	$5,635

Diluted Income Per Share from Discontinued Operations	$0.56	$0.07	$0.72	$0.22

(1) Includes period from July 1, 2004 through September 7, 2004 (the date of sale).

(2) Includes period from January 1, 2004 through September 7, 2004 (the date of sale).

7. Cash Advances and Allowance for Losses

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

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued

     Under the banks’ programs, the banks sell participation interests in bank originated cash advances to third parties, and the Company purchases sub-participation interests in certain of those participations. The Company also receives an administrative fee for its services. In order to benefit from the use of the Company’s collection resources and proficiency, cash advances unpaid after maturity are assigned to the Company at a discount from the amount owed by the borrower. Losses on cash advances assigned to the Company that prove uncollectible are the responsibility of the Company. To the extent that the Company collects an amount owed by the customer in excess of the amount assigned by the banks, the Company is entitled to the excess and recognizes it in income when collected. Since the Company may not be successful in the collection of the assigned accounts, the Company’s cash advance loss provision includes amounts estimated to be adequate to absorb credit losses from cash advances in the aggregate portfolio, including those expected to be assigned to the Company.

     Cash advances outstanding at September 30, 2004 and 2003, were as follows ($ in thousands):

	2004	2003
Originated by the Company
Active cash advances and fees receivable	$23,553	$13,501
Cash advances and fees in collection	5,651	3,807

Total originated by the Company	29,204	17,308

Originated by banks
Active cash advan ces and fees receivable	12,522	8,144
Cash advances and fees in collection	3,887	2,576

Total originated by banks	16,409	10,720

Combined gross portfolio	45,613	28,028
Less: Elimination of cash advances owned by banks	6,134	995
Less: Discount on cash advances assigned by banks	553	477

Company cash advances and fees receivable, gross	38,926	26,556
Less: Allowance for losses	4,876	3,835

Cash advances and fees receivable, net	$34,050	$22,721

Allowance for losses as a % of combined gross portfolio	10.7%	13.7%

     Changes in the allowance for losses on cash advances for the three and nine month periods ended September 30, 2004 and 2003, were as follows ($ in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Balance at beginning of period	$4,965	$1,937	$3,448	$1,748
Cash advance loss provision	7,021	4,077	15,440	7,101
Charge-offs	(8,937)	(2,871)	(19,696)	(7,275)
Recoveries	1,827	692	5,684	2,261

Balance at end of period	$4,876	$3,835	$4,876	$3,835

Cash advance loss provision as a % of combined cash advances written	4.0%	4.4%	3.5%	4.1%

Charge-offs (net of recoveries) as a % of combined cash advances written	4.1%	2.4%	3.2%	2.9%

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued

     Cash advances assigned by the banks to the Company for collection were $30,938,000 and $21,701,000, for the nine months ended September 30, 2004 and 2003, respectively. The Company’s participation interest in bank originated cash advances was $5,136,000 and $6,996,000 at September 30, 2004 and 2003, respectively.

     During the quarter ended September 30, 2004, the Company modified its estimate of the historical period used to base current loss experience on its cash advance portfolio to a rolling twelve-month basis from a shorter time frame. Management believes that this change more accurately reflects the potential loss inherent in the portfolio and provides for an adequate estimate of future loss on loans which have not reached their due date. The Company continues to treat all loans which become past due as fully reserved for losses at the point they become sixty days past due.

8. Earnings Per Share Computation

     The following table sets forth the reconciliation of numerators and denominators for the basic and diluted earnings per share computation for the three and nine month periods ended September 30, 2004 and 2003 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Basic earnings per share computation -
Numerator:
Income from continuing operations available to common stockholders	$7,181	$4,085	$21,249	$12,827

Net income available to common stockholders	$23,664	$6,042	$42,393	$18,462

Denominator:
Weighted average common shares outstanding	28,347	25,791	28,281	24,746

Diluted earnings per share computation –
Numerator:
Income from continuing operations available to common stockholders	$7,181	$4,085	$21,249	$12,827

Net income available to common stockholders	$23,664	$6,042	$42,393	$18,462

Denominator:
Weighted average common shares outstanding	28,347	25,791	28,281	24,746
Effect of shares applicable to stock option plans	762	1,345	792	998
Effect of other stock-based compensation plans	347	—	335	—
Effect of shares applicable to nonqualified savings plan	66	61	65	62

Total diluted shares	29,522	27,197	29,473	25,806

9. Goodwill and Other Intangible Assets

     Goodwill and other intangible assets having an indefinite useful life are tested for impairment annually at June 30, or more frequently if events or changes in circumstances indicate that the assets might be impaired. Based on the results of the test, management determined there was no impairment as of June 30, 2004, as the respective fair value of the Company’s reporting units exceeds their respective carrying amounts. The Company amortizes intangible assets with an expected useful life based on their expected periods of benefit.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued

     Goodwill • The changes in the carrying value of goodwill of continuing operations for the nine month periods ended September 30, 2004 and 2003, were as follows (in thousands):

	Pawn	Cash	Check
	Lending	Advance	Cashing	Consolidated
Balance as of January 1, 2004	$65,934	$27,840	$5,310	$99,084
Acquisitions	—	11,276	—	11,276
Adjustments	(18)	5,127	—	5,109

Balance as of September 30, 2004	$65,916	$44,243	$5,310	$115,469

Balance as of January 1, 2003	$59,222	$—	$5,183	$64,405
Acquisitions	4,844	27,853	127	32,824

Balance as of September 30, 2003	$64,066	$27,853	$5,310	$97,229

     Acquired Intangible Assets • Acquired intangible assets of continuing operations that are subject to amortization as of September 30, 2004 and 2003, were as follows (in thousands):

	2004			2003
		Accumulated			Accumulated
	Cost	Amortization	Net	Cost	Amortization	Net
Non-competition agreements	$2,075	$(551)	$1,524	$2,260	$(830)	$1,430
Customer relationships	2,905	(909)	1,996	2,460	(137)	2,323
Other	169	(66)	103	160	(50)	110

Total	$5,149	$(1,526)	$3,623	$4,880	$(1,017)	$3,863

     Non-competition agreements are amortized over the applicable terms of the contracts. Net acquired intangible assets are included in “Other assets” in the accompanying consolidated balance sheets. Tradenames of $1,000,000 at September 30, 2004 are not subject to amortization.

10. Long-Term Debt

     The Company’s long-term debt instruments and balances outstanding of continuing operations at September 30, 2004 and 2003, were as follows (in thousands):

	2004	2003
U.S. Line of Credit up to $130,000 due July 31, 2006	$—	$83,421
8.14% senior unsecured notes due 2007	12,000	16,000
7.10% senior unsecured notes due 2008	17,143	21,429
7.20% senior unsecured notes due 2009	42,500	42,500
12.00% subordinated note due 2014	2,500	—

Total debt	74,143	163,350
Less current portion	16,786	8,286

Total long-term debt	$57,357	$155,064

     In connection with the sale of the foreign pawn lending operations and the intended acquisition of SuperPawn, the Company entered into agreements to amend certain terms and calculations of covenants under the U.S. line of credit, the 8.14%, 7.10% and 7.20% senior notes.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued

     Under the terms of its U.S. line of credit agreement, as of March 31, 2004, the Company’s line of credit was reduced to $130,000,000 from $135,000,000. This line of credit will be further reduced to $125,000,000 at March 31, 2005 and to $115,000,000 at March 31, 2006. In conjunction with the sale of the Company’s foreign operations, the credit agreement was further amended in August 2004, to allow the Company to pay a one-time dividend of up to $10,000,000 to its shareholders. The outstanding balance under this line of credit was paid off with the cash proceeds received from the sale of the foreign pawn lending operations.

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

11. Operating Segment Information

     During the quarter ended March 31, 2004, the Company realigned its segment reporting to reflect the business mix and management reporting structure. The Company’s continuing operations has three reportable operating segments, the pawn lending operations; the cash advance operations which include Cashland and Cash America Payday Advance locations; and the check cashing operations (Mr. Payroll). Cash advance and check cashing are managed separately due to the different operational strategies required and, therefore, are reported as separate segments.

     As noted in Note 6, during the quarter ended September 30, 2004, the Company sold its foreign pawn lending operations which was previously reported as a separate operating segment. The segment data presented below excludes amounts related to the foreign pawn lending operations that is reported as discontinued operations.

\

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued

     Information concerning the operating segments is set forth below (in thousands):

	Pawn	Cash	Check
	Lending	Advance	Cashing	Consolidated
Three Months Ended September 30, 2004:
Revenue
Finance and service charges	$28,070	$—	$—	$28,070
Proceeds from disposition of merchandise	53,814	—	—	53,814
Cash advance fees	8,822	17,901	—	26,723
Check cashing royalties and fees	—	1,143	786	1,929

Total Revenue	90,706	19,044	786	110,536
Cost of revenue – disposed merchandise	33,588	—	—	33,588

Net Revenue	57,118	19,044	786	76,948

Expenses
Operations	32,971	9,397	332	42,700
Cash advance loss provision	2,601	4,420	—	7,021
Administration	6,962	2,426	229	9,617
Depreciation and amortization	2,978	1,226	123	4,327

Total Expenses	45,512	17,469	684	63,665

Income from Operations	$11,606	$1,575	$102	$13,283

As of September 30, 2004:
Total assets	$329,067	$98,144	$7,371	$434,582

Three Months Ended September 30, 2003:
Revenue
Finance and service charges	$25,720	$—	$—	$25,720
Proceeds from disposition of merchandise	53,456	—	—	53,456
Cash advance fees	7,069	7,444	—	14,513
Check cashing royalties and fees	—	525	824	1,349

Total Revenue	86,245	7,969	824	95,038
Cost of revenue – disposed merchandise	33,599	—	—	33,599

Net Revenue	52,646	7,969	824	61,439

Expenses
Operations	32,325	3,989	404	36,718
Cash advance loss provision	2,118	1,959	—	4,077
Administration	7,465	863	207	8,535
Depreciation and amortization	2,833	505	135	3,473

Total Expenses	44,741	7,316	746	52,803

Income from Operations	$7,905	$653	$78	$8,636

As of September 30, 2003:
Total assets	$302,884	$60,844	$7,743	$371,471

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued

	Pawn	Cash	Check
	Lending	Advance	Cashing	Consolidated
Nine Months Ended September 30, 2004:
Revenue
Finance and service charges	$80,297	$—	$—	$80,297
Proceeds from disposition of merchandise	172,557	—	—	172,557
Cash advance fees	23,450	44,990	—	68,440
Check cashing royalties and fees	—	4,635	2,768	7,403

Total Revenue	276,304	49,625	2,768	328,697
Cost of revenue – disposed merchandise	105,755	—	—	105,755

Net Revenue	170,549	49,625	2,768	222,942

Expenses
Operations	99,283	24,824	1,053	125,160
Cash advance loss provision	6,021	9,419	—	15,440
Administration	23,313	6,270	724	30,307
Depreciation and amortization	8,727	3,227	361	12,315

Total Expenses	137,344	43,740	2,138	183,222

Income from Operations	$33,205	$5,885	$630	$39,720

Nine Months Ended September 30, 2003:
Revenue
Finance and service charges	$73,868	$—	$—	$73,868
Proceeds from disposition of merchandise	168,162	—	—	168,162
Cash advance fees	19,707	7,666	—	27,373
Check cashing royalties and fees	—	525	2,735	3,260

Total Revenue	261,737	8,191	2,735	272,663
Cost of revenue – disposed merchandise	105,086	—	—	105,086

Net Revenue	156,651	8,191	2,735	167,577

Expenses
Operations	96,751	4,384	1,211	102,346
Cash advance loss provision	5,055	2,046	—	7,101
Administration	22,161	985	565	23,711
Depreciation and amortization	8,523	534	379	9,436

Total Expenses	132,490	7,949	2,155	142,594

Income from Operations	$24,161	$242	$580	$24,983

12. Litigation

     On August 6, 2004, James E. Strong filed a purported class action lawsuit in the State Court of Cobb County, Georgia against Georgia Cash America, Inc., Cash America International, Inc. (together with Georgia Cash America, Inc., “Cash America”), Daniel R. Feehan, and several unnamed officers, directors, owners and “stakeholders” of Cash America. The lawsuit alleges many different causes of action, among the most significant of which is that Cash America has been making illegal payday loans in Georgia in violation of Georgia’s usury law, the Georgia Industrial Loan Act and Georgia’s Racketeer Influenced and Corrupt Organizations Act. Community State Bank has for some time made loans to Georgia residents through Cash America’s Georgia operating locations. The complaint in this lawsuit claims that Community State Bank is not the true lender with respect to the loans made to Georgia borrowers and that its involvement in the process is “a mere subterfuge.” Based on this claim, the suit alleges that Cash America is the “de facto” lender and is illegally operating in Georgia. The complaint seeks unspecified compensatory damages, attorney’s fees,

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued

punitive damages and the trebling of any compensatory damages. The Company believes that the claims in this suit are without merit and intends to vigorously defend this lawsuit. Cash America has filed a motion to compel Mr. Strong to arbitrate his claim. Discovery has not yet commenced in this lawsuit, and as a result neither the likelihood of an unfavorable outcome nor the ultimate liability, if any, with respect to this litigation can be determined at this time.

     The Company is also a defendant in certain lawsuits encountered in the ordinary course of its business. Certain of these matters are covered to an extent by insurance. In the opinion of management, the resolution of these matters will not have a material adverse effect on the Company’s financial position, results of operations or liquidity.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

     The Company is a provider of specialty financial services to U.S. consumers. The Company offers secured non-recourse loans, commonly referred to as pawn loans, to individuals through its pawn lending operations. The pawn loan portfolio generates finance and service charges revenue. A related activity of the pawn lending operations is the disposition of merchandise, primarily collateral from unredeemed pawn loans. As an alternative to a pawn loan, the Company offers unsecured cash advances in selected lending locations and on behalf of third-party banks in other locations. The Company also provides check cashing and related money services through its consumer finance centers and its franchised and company-owned check cashing centers. Prior to September 7, 2004, the Company also provided financial services to individuals in the United Kingdom and Sweden (the “foreign pawn lending operations”). The foreign pawn lending operations were sold to Rutland Partners LLP for approximately $112.9 million, consisting of cash and notes receivable valued at $8.0 million. See Note 6 of Notes to Consolidated Financial Statements.

     As of September 30, 2004, the Company’s pawn lending operations consisted of 404 pawnshops, including 398 owned units and 6 unconsolidated franchised units in 17 states. During the 21 months ended September 30, 2004, excluding the 69 units of the foreign pawn lending operations that were sold in September 2004, the Company acquired 7 operating units, established 3 locations, and combined or closed 8 locations for a net increase in pawn lending units of 2. In addition, the Company terminated 6 franchises and purchased 1 for its company-owned operations.

     As of September 30, 2004, the Company’s cash advance operations consisted of 230 cash advance locations, including 162 locations through Cashland Financial Services, Inc. (“Cashland”), a wholly-owned subsidiary, 32 southern California locations operating under the brand names Urgent Money and GoldX, and 36 Cash America Payday Advance locations. The Cashland consumer finance centers offer cash advances, check cashing and related money services in 4 states; the Urgent Money and GoldX consumer finance centers offer cash advances and related money services in California; and the Cash America Payday Advance locations offer the cash advance product in Texas. During the 14 months since its acquisition on August 1, 2003, Cashland has established 46 locations and closed 5 locations.

     As of September 30, 2004, the check cashing operations of Mr. Payroll Corporation (“Mr. Payroll”), a wholly-owned subsidiary, consisted of 124 franchised and 6 company-owned check cashing centers in 20 states.

DISCONTINUED OPERATIONS

     In September 2004, in order to focus on the growth of its pawn lending and cash advance activities in the United States, the Company sold its foreign pawn lending operations in the United Kingdom and Sweden to Rutland Partners LLP for approximately $112.9 million, including notes receivable valued at $8.0 million and the remainder in cash. The Company realized a gain on the sale of $18.9 million ($14.7 million net of related tax). The Company received net cash proceeds of $102.8 million at closing after paying off the outstanding balance of the multi-currency line of credit and received an additional $2.1 million in cash in October 2004 upon a final reconciliation. The results of the foreign pawn lending operations have been reclassified as discontinued operations for all periods presented in accordance with the Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” in the accompanying consolidated financial statements.

     Income from discontinued operations was $1.8 million and $6.5 million (excluding gain on the sale) for the three and nine months ended September 30, 2004, respectively, and $2.0 million and $5.6 million for the three and nine months ended September 30, 2003, respectively. See Note 6 of Notes to Consolidated Financial Statements and Exhibit 99.1.

RESULTS OF CONTINUING OPERATIONS

     The following table sets forth, for the periods indicated, the components of the consolidated statements of operations as a percentage of total revenue.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Revenue
Finance and service charges	25.4%	27.1%	24.4%	27.1%
Proceeds from disposition of merchandise	48.7	56.2	52.5	61.7
Cash advance fees	24.2	15.3	20.8	10.0
Check cashing royalties and fees	1.7	1.4	2.3	1.2

Total Revenue	100.0	100.0	100.0	100.0
Cost of Revenue
Disposed merchandise	30.4	35.4	32.2	38.5

Net Revenue	69.6	64.6	67.8	61.5

Expenses
Operations	38.6	38.6	38.1	37.5
Cash advance loss provision	6.4	4.3	4.7	2.6
Administration	8.7	9.0	9.2	8.7
Depreciation and amortization	3.9	3.7	3.7	3.5

Total Expenses	57.6	55.6	55.7	52.3

Income from Operations	12.0	9.0	12.1	9.2
Interest expense, net	1.8	2.3	1.8	2.3
Gain from disposal of asset	—	—	—	(0.4)

Income from Continuing Operations before Income Taxes	10.2	6.7	10.3	7.3
Provision for income taxes	3.7	2.4	3.8	2.6

Income from Continuing Operations	6.5%	4.3%	6.5%	4.7%

     The following table sets forth certain selected consolidated financial and operating data as of September 30, 2004 and 2003, and for the three and nine month periods then ended ($ in thousands) related to the Company’s continuing operations.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
PAWN LENDING OPERATIONS:
Pawn loans
Annualized yield on pawn loans	125.9%	123.2%	131.3%	127.4%
Total amount of pawn loans written and renewed	$86,853	$81,601	$250,766	$235,688
Average pawn loan balance outstanding	$88,693	$82,862	$81,716	$77,529
Average pawn loan balance per average location in operation	$223	$211	$206	$197
Average pawn loan amount at end of period (not in thousands)	$85	$83	$85	$83
Profit margin on disposition of merchandise as a percentage of proceeds from disposition of merchandise	37.6%	37.2%	38.7%	37.5%
Average annualized merchandise turnover	2.5x	2.7x	2.9x	3.0x
Average balance of merchandise held for disposition per average location in operation	$133	$125	$123	$119
Pawnshop locations in operation –
Beginning of period, owned	396	390	398	396
Acquired	—	6	—	6
Start-ups	2	—	2	—
Combined or closed	—	—	(2)	(6)
End of period, owned	398	396	398	396
Franchise locations at end of period	6	9	6	9
Total pawnshop locations at end of period	404	405	404	405
Average number of owned pawnshop locations in operation	397	393	396	393
Cash advances
Total amount of cash advances written (a)	$59,486	$45,463	$154,594	$125,570
Number of cash advances written (not in thousands) (a)	180,552	154,185	476,292	427,372
Average amount per cash advance (not in thousands) (a)	$329	$295	$325	$294
Combined cash advances outstanding (a)	$16,062	$11,894	$16,062	$11,894
Cash advances outstanding per location at end of period(a)	$41	$31	$41	$31
Cash advances outstanding before allowance for losses (b)	$10,820	$10,528	$10,820	$10,528
Locations offering cash advances at end of period	390	383	390	383
Average number of locations offering cash advances	389	383	388	384
CASH ADVANCE OPERATIONS (c):
Total amount of cash advances written (a)	$114,477	$46,951	$286,028	$48,607
Number of cash advances written (not in thousands) (a)	338,755	141,305	844,696	146,362
Average amount per cash advance (not in thousands) (a)	$338	$332	$339	$332
Combined cash advances outstanding (a)	$29,551	$16,134	$29,551	$16,134
Cash advances outstanding per location at end of period (a)	$128	$111	$128	$111
Cash advances outstanding before allowance for losses (b)	$28,106	$16,028	$28,106	$16,028
Cash advance locations in operations –
Beginning of period	181	11	154	2
Acquired	32	121	32	121
Start-ups	20	13	49	22
Combined or closed	(3)	—	(5)	—
End of period	230	145	230	145
Average number of locations in operation	198	138	177	133

(Continued on Next Page)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
CHECK CASHING OPERATIONS (Mr. Payroll) (d):
Face amount of checks cashed	$275,930	$262,163	$859,797	$827,757
Gross fees collected	$3,615	$3,558	$11,975	$11,695
Fees as a percentage of checks cashed	1.3%	1.4%	1.4%	1.4%
Average check cashed (not in thousands)	$364	$347	$378	$365
Centers in operation at end of period	130	134	130	134
Average centers in operation for period	135	137	136	137

(a) Includes cash advances made by the Company and cash advances made by third-party banks offered at the Company’s locations.

(b) Amounts recorded in the Company’s consolidated financial statements.

(c) Includes Cashland and Cash America Payday Advance locations.

(d) Includes franchised and company-owned locations.

OVERVIEW

Components of Consolidated Net Revenue. Consolidated net revenue is total revenue reduced by the cost of merchandise disposed of in the period. It represents the income available to satisfy expenses and is the measure management uses to evaluate top line performance. The growth in cash advance fees due to higher balances and the addition of new units, including the acquisition of Cashland in August 2003, has increased the comparative contribution from this product to the consolidated net revenue of the Company in the three and nine months ended September 30, 2004 compared to the same periods of 2003. Pawn related net revenue of aggregate finance and service charges plus profit on the disposition of merchandise remains the dominant source of net revenue at 62.8% and 74.2% of consolidated net revenue for the three months ended September 30, 2004 and 2003, and at 66.0% and 81.7% for the nine months ended September 30, 2004 and 2003, respectively. The following graphs show consolidated net revenue of continuing operations and depict the mix of the components of net revenue for the quarter and nine months ended September 30, 2004 and 2003:

Contribution to Increase in Net Revenue. In conjunction with the increase in cash advance fees as a percentage of net revenue, the relative percentage contribution from cash advance fees to the quarter over quarter and nine months over nine months increase in net revenue has grown significantly due to the inclusion of Cashland, greater cash advance balances and additional units. In addition, the elimination of foreign pawn lending activities from net revenue from continuing operations causes the contribution of cash advance fees to be larger. The increase in pawn related net revenue in the aggregate, combined finance and service charges and profit from the disposition of merchandise, declined from 26.7% to 17.6% and from 37.9% to 18.3% of the increase in net revenue from continuing operations for the third quarter and nine months of 2004 compared to 2003, respectively. Check cashing royalties and fees accounted for 3.7% and 7.5% of the increase in net revenue in the quarter and nine months ended September 30, 2004, respectively. This trend is depicted in the following graphs:

Quarter Ended September 30, 2004 Compared To Quarter Ended September 30, 2003

     Consolidated Net Revenue. Consolidated net revenue increased $15.5 million, or 25.2%, to $76.9 million during the third quarter ended September 30, 2004 (the “current quarter”) from $61.4 million during the third quarter ended September 30, 2003 (the “prior year quarter”). The following table sets forth net revenue results by operating segment for the three month periods ended September 30 ($ in millions):

	2004	2003	Increase
Pawn lending operations	$57.1	$52.6	$4.5	8.6%
Cash advance operations	19.0	8.0	11.0	137.5
Check cashing operations	0.8	0.8	—	—

Consolidated net revenue	$76.9	$61.4	$15.5	25.2%

     The increase in consolidated net revenue was primarily due to the consolidation of the operating results of Cashland for the entire current quarter as compared to only two months for the prior year quarter. Excluding the impact of Cashland, net revenue for the current quarter was up $6.3 million, or 11.8%, compared to the prior year quarter. The Company’s pawn lending operations contributed the majority of the increase in consolidated net revenue excluding Cashland. Higher revenue from the Company’s cash advance product, higher finance and service charges from pawn loans, and higher profit from the disposition of merchandise accounted for the increase in net revenue.

     The components of net revenue are finance and service charges from pawn loans, which increased $2.3 million; profit from the disposition of merchandise, which increased $0.4 million; cash advance fees, which increased $12.2 million; and check cashing royalties and fees, which increased $0.6 million. Management believes that the trend of higher cash advance fees and higher finance and service charges on pawn loans will continue during the remainder of 2004 due to the higher balances of cash advances and pawn loans at the end of the current quarter compared to the prior year quarter and the addition of new locations in 2003 and 2004.

     Finance and Service Charges. Finance and service charges increased $2.3 million, or 8.9%, from $25.7 million in the prior year quarter to $28.0 million in the current quarter. An increase in the average balance of pawn loans outstanding contributed $1.8 million of the increase and the higher annualized yield of the pawn loan portfolio resulted in $0.5 million of the increase.

     The average balance of pawn loans outstanding was 7.0% higher during the current quarter than the prior year quarter. The increase in the average balance of pawn loans outstanding was driven by a 2.5% increase in the average number of pawn loans outstanding during the current quarter coupled with a 4.5% increase in the average amount per loan. Pawn loan balances at September 30, 2004, were $4.6 million, or 5.5%, higher than at September 30, 2003. Management believes the higher average pawn loan balance outstanding is partially attributable to the current economic environment affecting the Company’s customers, which was conducive to an increase in loan demand, and expects this trend of higher demand for pawn loans to continue throughout the remainder of 2004 and into fiscal 2005.

     The annualized loan yield was 125.9% in the current quarter, compared to 123.2% in the prior year quarter. The higher yield is partially due to an increase in the permitted rate and shortening of loan terms in one state in which the Company operates. In addition, improved performance of the pawn loan portfolio, including higher redemption rates and a slightly higher concentration of extended and renewed loans in the portfolio, contributed to the higher pawn loan yield.

     Profit from Disposition of Merchandise. Profit from disposition of merchandise represents the proceeds received from disposition of merchandise in excess of the cost of disposed merchandise. The following table summarizes the proceeds from disposition of merchandise and the related profit for the current quarter compared to the prior year quarter ($ in millions):

	Three Months Ended September 30,
	2004			2003
	Merch-	Refined		Merch-	Refined
	andise	Gold	Total	andise	Gold	Total
Proceeds from disposition	$45.0	$8.8	$53.8	$46.2	$7.3	$53.5

Profit on disposition	$17.6	$2.6	$20.2	$17.8	$2.1	$19.9

Profit margin	39.2%	29.5%	37.6%	38.5%	28.8%	37.2%

     Profit from the disposition of merchandise and refined gold increased $0.3 million, or 1.5%, due to higher profit margins (to 37.6% in the current quarter from 37.2% in the prior year quarter). Excluding the effect of the disposition of refined gold, the profit margin on the disposition of merchandise increased to 39.2% in the current quarter from 38.5% in the prior year quarter due predominately to a slightly heavier mix of jewelry sales. The profit margin on the disposition of refined gold was 29.5% in the current quarter compared to 28.8% in the prior year quarter due to the prevailing higher market prices of refined gold in the current quarter than in the prior year quarter and slightly higher volume of gold sold in the current period. Proceeds from disposition of merchandise decreased by $1.2 million, or 2.6%. Management attributes this slight decline to higher sales levels in the prior year quarter due to the advance child tax credit refund distributed by the Internal Revenue Service to certain customers during the third quarter of 2003 and adverse weather in the Florida and Alabama market in September of the current quarter. Proceeds from disposition of refined gold increased by $1.5 million, or 20.5%. The consolidated merchandise turnover rate decreased slightly to 2.5 times during the current quarter compared to 2.7 times during the prior year quarter due to higher average merchandise balances which is consistent with the results of greater balances of pawn loans over time.

     Whereas profit margins on disposition of merchandise have risen in recent periods, Management now expects those profit margins to stabilize in the near term around current levels, as higher levels of pawn loan balances are likely to generate an increase in merchandise available for disposition moving into the last quarter of the year and further significant increases in the prevailing market price of gold are unlikely.

     Cash Advance Fees. Cash advance fees increased $12.2 million, or 84.1%, to $26.7 million in the current quarter as compared to $14.5 million in the prior year quarter. The increase was primarily due to the additions of cash advance units and the inclusion of the entire current quarter’s operating results of Cashland, while only two months of operating results of Cashland were included in the prior year quarter. Higher average cash advance balances outstanding during the current quarter resulting from higher demand for the cash advance product also contributed to the increase in cash advance fees. The cash advance product was available in 620 U.S. lending locations, which included 390 Cash America pawnshops, 68 Cash America Payday Advance locations and 162 Cashland consumer finance centers at September 30, 2004. These included 332 units that offer the product on behalf of third-party banks for which the Company performs administrative services. Cash advance fees include revenue from the cash advance portfolio owned by the Company and fees for administrative services performed for the banks. (Although cash advance transactions may take the form of loans or deferred check deposit transactions, the transactions are referred to throughout this discussion as “cash advances” for convenience.)

     The amount of cash advances written increased $81.6 million, or 88.3%, to $174.0 million in the current quarter from $92.4 million in the prior year quarter. Included in the amount of cash advances written in the current quarter and prior year quarter were $62.9 million and $41.7 million, respectively, extended to customers by the banks. The average amount per cash advance increased to $335 from $313 primarily as a result of larger loans originated by the third-party banks in some markets. The combined Company and bank portfolios of cash advances generated $28.9 million in revenue during the current quarter compared to $15.7 million in the prior year quarter. The outstanding combined portfolio balance of cash advances increased $17.6 million to $45.6 million at September 30, 2004, from $28.0 million at September 30, 2003. Included in these amounts are $38.9 million and $26.6 million for 2004 and 2003, respectively, that are included in the Company’s consolidated balance sheets. An allowance for losses of $4.9 million and $3.8 million has been provided in the consolidated financial statements as of September 30, 2004 and 2003, respectively, which offsets the outstanding cash advance amounts.

     Management anticipates continued growth in cash advance fees for the remainder of 2004 and into fiscal 2005 due to increased consumer awareness and demand for the cash advance product, higher outstanding balances at September 30, 2004 compared to September 30, 2003, and the growth of balances from new units opened in 2003 and in the first nine months of 2004, and expected to be opened during the remainder of 2004.

     Check Cashing Royalties and Fees. Check cashing fees for Mr. Payroll remained at $0.8 million for both periods. Check cashing revenue for Cashland in the current quarter and prior year quarter was $1.1 million and $0.5 million, respectively. The increase in fees for Cashland is due to growth in the units and the fact that Cashland is included for all three months in the current quarter.

     Operations and Administration Expenses. Consolidated operations and administration expenses, as a percentage of total revenue, were 47.3% in the current quarter compared to 47.6% in the prior year quarter. These expenses increased $7.1 million, or 15.6%, in the current quarter compared to the prior year quarter, primarily due to the inclusion of the entire quarter of Cashland, while only two months of operating and administrative expenses were included in the prior year quarter. Pawn lending and Cash America Payday Advance operations expenses increased $1.6 million, or 4.0%, as a result of slightly higher staffing levels, and higher expenses related to the cash advance product, including advertising and the net increase of 7 owned pawnshop locations and 20 Cash America Payday Advance locations. Cashland contributed $5.5 million of the increase as a result of the establishment of 36 consumer finance centers net of 5 closures and an additional month of expenses included for the current quarter as compared to the prior year quarter due to the acquisition on August 1 last year.

     As a multi-unit operator in the consumer finance industry, the Company’s operations and administration expenses are predominately for personnel and occupancy expenses. Personnel expenses include base salary and wages, performance incentives, and benefits. Occupancy expenses include rent, property taxes and insurance, utilities, and maintenance. The combination of personnel and occupancy expenses represents 82.8% of total operations and administration expenses in the current quarter and 84.3% in the prior year quarter. The comparison as a percentage of revenue is as follows ($ in millions):

	Three Months Ended September 30,
	2004		2003
		% of		% of
	Amount	Revenue	Amount	Revenue
Personnel	$30.8	27.8%	$27.3	28.7%
Occupancy	12.5	11.3	10.9	11.4
Other	9.0	8.2	7.1	7.5

Total	$52.3	47.3%	$45.3	47.6%

     Personnel expense increased $3.5 million, or 12.7%, and $3.1 million of the increase is attributable to the additional one month of Cashland operations and the increased number of Cashland consumer finance centers. The balance of the increase is due to the additions of Cash America payday advance and pawnshop locations during the last 12 months, an increase in staffing levels, higher benefit costs and normal recurring annual salary increases. Occupancy expenses increased $1.6 million, or 14.7%, and $1.1 million of the increase is due to Cashland.

     Cash Advance Loss Provision. The Company maintains an allowance for losses on cash advances at a level projected to be adequate to absorb credit losses inherent in the outstanding combined cash advance portfolio. The cash advance loss provision is utilized to increase the allowance carried against the outstanding combined cash advance portfolio. The cash advance loss provision increased $2.9 million to $7.0 million in the current quarter as compared to $4.1 million in the prior year quarter, principally due to the significant increase in the size of the portfolio. The loss provision as a percentage of cash advance fees decreased to 26.3% in the current quarter as compared to 28.1% in the prior year quarter. The decrease in the loss provision as a percentage of cash advance fees is primarily due to the increased significance of the cash advance operating segment in the current quarter compared to the prior year quarter. On average, cash advance locations tend to originate more advances and experience lower loss rate than pawnshop locations.

     In addition, during the current quarter, the Company modified its estimate of the historical period used to base current period loss experience in its cash advance portfolio to a rolling twelve-month basis. Previously, loss rates were estimated using a rolling three months of collections history, which limited performance to only near term collection success. Management believes that this change more accurately reflects the potential loss inherent in the portfolio and provides for an adequate estimate of future loss on loans which have not reached their due date. Management continues to treat all loans which become past due as fully reserved for losses at the point they become sixty days past due. The impact of this adjustment in the current quarter is approximately $1.6 million and is reflective of the more appropriate measure of the non-past due portion of the portfolio’s anticipated loss experience.

     Depreciation and Amortization. Depreciation and amortization expense as a percentage of total revenue increased slightly to 3.9% in the current period, as compared to 3.7% for the prior year period. Total depreciation and amortization expense increased $0.9 million, or 25.7%, primarily due to the amortization of intangibles such as non-competition agreements and customer relations acquired in the Cashland and other acquisitions.

     Interest Expense. Net interest expense as a percentage of total revenue was 1.8% for the current quarter as compared to 2.3% for the prior year quarter. Interest expense decreased $0.3 million to $1.9 million (net of interest income of $127,000) in the current quarter as compared to $2.2 million (net of interest income of $87,000) in the prior year quarter. The decrease was due to the repayment of the outstanding U.S. line of credit upon the sale of the foreign pawn lending operations, and partially offset by the effect of higher interest rates. The effective blended borrowing cost increased to 5.5% in the current quarter compared to 5.4% in the prior year quarter. The increase in blended borrowing cost was due to the addition of the 12% subordinated note which was partially offset by a year over year decline in interest rates on domestic floating rate debt. The average amount of debt outstanding decreased during the current quarter to $141.1 million from $164.2 million during the prior year quarter.

     Income Taxes. The Company’s effective tax rate for continuing operations for the current quarter was 36.6% as compared to 36.3% for the prior year quarter.

Nine Months Ended September 30, 2004 Compared to Nine Months Ended September 30, 2003

     Consolidated Net Revenue. Consolidated net revenue increased $55.3 million, or 33.0%, to $222.9 million during the nine months ended September 30, 2004 (the “current period”) from $167.6 million during the nine months ended September 30, 2003 (the “prior year period”). The following table sets forth net revenue results by operating segment for the nine month periods ended September 30 ($ in millions):

	2004	2003	Increase
Pawn lending operations	$170.5	$156.7	$13.8	8.8%
Cash advance operations	49.6	8.2	41.4	—
Check cashing operations	2.8	2.7	0.1	3.7

Consolidated net revenue	$222.9	$167.6	$55.3	33.0%

     The increase in consolidated net revenue was primarily due to the consolidation of the nine months operating results of Cashland, while only two months of such results were included in the prior year period. Excluding the impact of Cashland, net revenue for the current period was up $18.1 million, or 11.3%, compared to the prior year period. The Company’s pawn lending operations contributed the majority of the increase in consolidated net revenue, excluding Cashland. Higher revenue from the Company’s cash advance product, higher finance and service charges from pawn loans, and higher profit from the disposition of merchandise accounted for the increase in net revenue.

     The components of net revenue are finance and service charges from pawn loans, which increased $6.4 million; profit from the disposition of merchandise, which increased $3.7 million; cash advance fees, which increased $41.1 million; and check cashing royalties and fees, which increased $4.1 million.

     Finance and Service Charges. Finance and service charges increased $6.4 million, or 8.7%, from $73.9 million in the prior year period to $80.3 million in the current period. An increase in the average balance of pawn loans outstanding contributed $4.0 million of the increase and the higher annualized yield of the pawn loan portfolio resulted in $2.4 million of the increase.

     The average balance of pawn loans outstanding was 5.4% higher during the current period than the prior year period. The increase in the average balance of pawn loans outstanding was driven by a 1.9% increase in the average number of pawn loans outstanding during the current period coupled with a 3.5% increase in the average amount per loan. The annualized loan yield was 131.3% in the current period, compared to 127.4% in the prior year period. The higher yield is partially due to an increase in the permitted rate and shortening of loan terms in one of the states in which the Company operates. In addition, improved performance of the pawn loan portfolio, including higher redemption rates and a slightly higher concentration of extended or renewed loans in the portfolio, contributed to the higher pawn loan yield.

     Profit from Disposition of Merchandise. The following table summarizes the proceeds from disposition of merchandise and the related profit for the current period compared to the prior year period ($ in millions):

	Nine Months Ended September 30,
	2004			2003
	Merch-	Refined		Merch-	Refined
	andise	Gold	Total	andise	Gold	Total
Proceeds from disposition	$145.6	$27.0	$172.6	$145.7	$22.5	$168.2

Profit on disposition	$58.1	$8.7	$66.8	$56.9	$6.2	$63.1

Profit margin	39.9%	32.2%	38.7%	39.1%	27.6%	37.5%

     Profit from the disposition of merchandise and refined gold increased $3.7 million, or 5.9%, due to higher profit margins (to 38.7% in the current period from 37.5% in the prior year period). Excluding the effect of the disposition of refined gold, the profit margin on the disposition of merchandise increased to 39.9% in the current period from 39.1% in the prior year period due predominately to a slightly heavier mix of jewelry sales. The profit margin on the disposition of refined gold was 32.2% in the current period compared to 27.6% in the prior year period due to the prevailing higher market prices of refined gold in the current period than in the prior year period. Proceeds from disposition of refined gold increased by $4.5 million, or 20.0%. The consolidated merchandise turnover rate decreased slightly to 2.9 times during the current period compared to 3.0 times during the prior year period.

     Cash Advance Fees. Cash advance fees increased $41.1 million, or 150.0%, to $68.5 million in the current period as compared to $27.4 million in the prior year period. The increase was primarily due to the addition of the operating results of Cashland. Higher average cash advance balances outstanding during the current period resulting from higher demand for the cash advance product also contributed to the increase in cash advance fees.

     The amount of cash advances written increased $266.4 million, or 152.9%, to $440.6 million in the current period from $174.2 million in the prior year period. Included in the amount of cash advances written in the current period and prior year period was $157.4 million and $112.9 million, respectively, extended to customers by the banks. The average amount per cash advance increased to $335 from $304 primarily as a result of larger loans originated by the third-party banks in some markets. The combined Company and bank portfolios of cash advances generated $73.3 million in revenue during the current year period as compared to $30.3 million in the prior year period.

     Check Cashing Royalties and Fees. Check cashing fees for Mr. Payroll totaled $2.8 million and $2.7 million in the current and prior year period, respectively. Check cashing revenue was $4.6 million and $0.5 million for Cashland in the current and prior year period, respectively.

     Operations and Administration Expenses. Consolidated operations and administration expenses, as a percentage of total revenue, were 47.3% in the current period compared to 46.2% in the prior year period. These expenses increased $29.4 million, or 23.3%, in the current period compared to the prior year period. Pawn lending and Cash America Payday Advance operations expenses increased $7.0 million, or 5.6%, as a result of slightly higher staffing levels, higher benefit costs and higher expenses, related to the cash advance product, including advertising and the net increase of 52 Cash America Payday Advance locations (including 32 acquired through the asset purchases of GoldX and Urgent Money). The addition of Cashland for the entire current period contributed $22.4 million of the increase. The combination of personnel and occupancy expenses represents 82.8% of total operations and administration expenses in the current period and 84.4% in the prior year period. The comparison as a percentage of revenue is as follows ($ in millions):

	Nine Months Ended September 30,
	2004		2003
		% of		% of
	Amount	Revenue	Amount	Revenue
Personnel	$93.6	28.5%	$76.6	28.1%
Occupancy	35.1	10.7	29.8	10.9
Other	26.8	8.1	19.7	7.2

Total	$155.5	47.3%	$126.1	46.2%

     Personnel expense increased $17.0 million, or 22.2%, and $12.3 million of the increase is attributable to the addition of Cashland operations and the increase in Cashland consumer finance centers. The balance of the increase is due to the additions of Cash America payday advance and pawnshop locations during the last 12 months, an increase in staffing levels, higher benefit costs and normal recurring salary adjustments.

Occupancy expenses increased $5.3 million, or 17.8%, and $4.4 million of the increase is due to the addition of Cashland.

     Cash Advance Loss Provision. The cash advance loss provision increased $8.3 million to $15.4 million in the current period as compared to $7.1 million in the prior year period principally due to the acquisition of Cashland and the significant increase in the size of the portfolio. The loss provision as a percentage of cash advance fees decreased to 22.6% in the current period as compared to 25.9% in the prior year period. The decrease in the loss provision as a percentage of cash advance fees is primarily due to the increased significance of the cash advance operating segment in the current period compared to the prior year period. On average, cash advance locations tend to originate more advances and experience lower loss rate than pawnshop locations.

     During the current period, the Company modified its estimate of the historical period used to base current loss experience in its cash advance portfolio to a rolling twelve-month basis. Previously, loss rates were estimated using a rolling three months of collections history, which limited performance to only near term collection success. Management believes that this change more accurately reflects the potential loss inherent in the portfolio and provides for an adequate estimate of future loss on loans which have not reached their due date. Management continues to treat all loans which become past due as fully reserved for losses at the point they become sixty days past due. The impact of this adjustment in the current period is approximately $1.6 million and is reflective of the more appropriate measure of the non-past due portion of the portfolio’s anticipated loss experience in the view of management.

     Depreciation and Amortization. Depreciation and amortization expense as a percentage of total revenue increased slightly to 3.7% as compared to 3.5% for the prior year period. Total depreciation and amortization expense increased $2.9 million, or 30.5%.

     Interest Expense. Net interest expense as a percentage of total revenue was 1.8% for the current period as compared to 2.3% for the prior year period. Interest expense was $6.1 million (net of interest income of $203,000) in the current period as compared to $6.2 million (net of interest income of $269,000) in the prior year period. The Company paid off the outstanding balance of its U.S. line of credit at the sale of its foreign pawn lending operations. The effective blended borrowing cost decreased to 5.8% in the current period compared to 5.9% in the prior year period. The slight decrease in blended borrowing cost was due to the interest income on the notes receivable received in connection with the sale of the foreign pawn lending business, which was partially offset by the elimination of interest income from a note receivable repaid in the prior year period and the addition of the 12% subordinated note. The average amount of debt outstanding decreased during the current period to $139.2 million from $140.1 million during the prior year period as the Company paid off its U.S. line of credit in early September 2004 with the cash proceeds from the sale of foreign pawn lending operations.

     Income Taxes. The Company’s effective tax rate for continuing operations for the current period was 36.9% as compared to 35.2% for the prior year period. The lower effective rate in the prior year period is primarily attributable to a reduction in the deferred tax valuation allowance for capital losses resulting from the recognition of a capital gain from the sale of real estate held for investment. The effective tax rate for the prior year period would have been 37.8% excluding the gain and related tax effects.

LIQUIDITY AND CAPITAL RESOURCES

     In addressing comments from the staff of the Securities and Exchange Commission in connection with the staff’s review of the Company’s 2003 Form 10-K, the Company restated its Consolidated Statements of Cash Flows for the nine months ended September 30, 2003, to eliminate certain non-cash items and reclassify certain items between operating cash flows and investing cash flows relating to the forfeited pawn loans. The net effect (excluding the effect of eliminating the discontinued foreign pawn lending operations activities) of the reclassification is to increase operating cash flows by $5.7 million with a corresponding decrease in investing cash flows. See Note 1 of Notes to Consolidated Financial Statements.

     The Company’s cash flows and other key indicators of liquidity are summarized as follows ($ in millions):

	Nine Months Ended
	September 30,
	2004		2003
Operating activities cash flows	$47.6		$39.5
Investing activities cash flows:
Pawn loans	(17.2)		(8.6)
Cash advances	(18.4)		(14.6)
Acquisitions	(17.4)		(43.1)
Proceeds from sale of subsidiaries/non-operating assets	102.8		1.6
Property and equipment additions	(19.1)		(10.4)
Financing activities cash flows	(76.5)		42.4
Working capital, excluding discontinued operations for 2003 period	$163.3		$161.5
Current ratio	3.5	x	5.1	x
Merchandise turnover	2.9	x	3.0	x

     Cash flows from operating activities. Net cash provided by operating activities was $47.6 million for the current period. Net cash generated from the Company’s pawn lending operations, cash advance operations and check cashing operations were $32.0 million, $14.8 million and $0.8 million, respectively.

     Cash flows from investing activities. The seasonal increase in balances due to higher lending activities led to increases in the Company’s investment in pawn loans and cash advances during the current period that used cash of $17.2 million and $18.4 million, respectively. In addition, the Company acquired the assets of 32 cash advance locations in southern California operated under the trade names of Urgent Money and GoldX for $14.5 million of cash. The Company also invested $19.1 million in property and equipment during the current period for the establishment of 2 pawnshops, 46 cash advance units (17 Cash America Payday Advance locations and 32 Cashland consumer finance centers), the remodeling of selected operating units and ongoing enhancements to the information technology infrastructure, and other property additions. In the first quarter of 2004, the Company amended the Cashland asset purchase agreement and made a final payment of additional consideration in the amount of $5.4 million, consisting of $2.9 million in cash and a subordinated note for $2.5 million (see Notes 5 and 10 of Notes to Consolidated Financial Statements.)

     During the quarter ended September 30, 2004, the Company entered into a definitive agreement to purchase the assets of “SuperPawn”, with 41 pawn locations in four western states, based in Las Vegas, Nevada, for an aggregate purchase price of approximately $125.0 million, which is subject to adjustment based on, among other things, the asset levels as of the date of closing. The purchase consideration would consist of $15.0 million of Company common stock and the balance in cash. The transaction is anticipated to close following final due diligence, license transfer, and the approval of regulatory agencies, late in the fourth quarter of 2004 or in early 2005. See Note 5 of Notes to Consolidated Financial Statements for additional information.

     Management anticipates that it will incur additional capital expenditures for the remainder of 2004 primarily for the establishment of approximately 25 new pawnshops and cash advance-only locations, for the remodeling of selected operating units, and for enhancements to communications and information systems. Management currently estimates that these additional expenditures will be approximately $2.0 to $3.0 million. The additional capital required to pursue acquisition opportunities is not included in the estimate of capital expenditures.

     Cash flows from financing activities. During the current period, the Company made net repayments of $68.1 million on bank lines of credit and $8.3 million on notes. The outstanding balance of the U.S. line of credit was reduced to zero with the cash proceeds received from the sale of the Company’s foreign pawn lending operations. Additional uses of cash included $1.5 million for dividends and $2.3 million for the purchase of treasury shares.

     Under the terms of its U.S. line of credit agreement, as of March 31, 2004, the Company’s line of credit was reduced to $130.0 million from $135.0 million. This line of credit will be further reduced to $125.0 million at March 31, 2005 and to $115.0 million at March 31, 2006. In conjunction with the intended acquisition of the assets of SuperPawn and the sale of the Company’s foreign pawn lending operations, the credit agreement was further amended to permit these transactions in August 2004, and to allow the Company to pay a one-time dividend of up to $10.0 million to its shareholders.

     The line of credit agreements and the senior unsecured notes require the Company to maintain certain financial ratios. In connection with the sale of its foreign pawn lending operations and the intended acquisition of the assets of SuperPawn, certain terms and calculations of covenants under the U.S. line of credit and the senior unsecured note agreements were amended. The Company is in compliance with all covenants and other requirements set forth in its debt agreements. A significant decline in demand for the Company’s products and services may cause the Company to reduce its planned level of capital expenditures and lower its working capital needs in order to maintain compliance with the financial ratios in those agreements. A violation of the credit agreements could result in an acceleration of the Company’s debt and increase the Company’s borrowing costs and could even adversely affect the Company’s ability to renew existing credit facilities, or obtain access to new credit facilities in the future. The Company does not anticipate a significant decline in demand for its services and has historically been successful in maintaining compliance with and renewing its debt agreements.

     In connection with the sale of its foreign pawn lending operations, the Company declared a special cash dividend of $0.30 per share, or $8.6 million, to its shareholders. The special dividend reflects a share of the significant gain realized on the sale and will be paid on December 15, 2004 to shareholders of record on December 1, 2004.

     During the current period, the Company received equity totaling $3.7 million upon the exercise of 450,876 stock options by its current and former directors, officers and employees.

     Management believes that borrowings available under the credit facilities, cash generated from operations and current working capital of $163.3 million should be sufficient to meet the Company’s anticipated future capital requirements.

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

Risk Factors

•	Changes in customer demand for the Company’s products and specialty financial services. Although the Company’s products and services are a staple of its customer base, a significant change in the needs or wants of customers and the Company’s failure to adapt to those needs or wants could result in a significant decrease in the revenues of the Company.

•	The actions of third-parties who offer products and services at the Company’s locations. The Company makes products and services available to its customers through various third parties. A failure of a third-party provider to provide its product or service or to maintain the quality and consistency of its product or service could result in a loss of customers and a related loss in revenue from those products or services.

•	The ability of the Company to open and acquire new operating units in accordance with its plans. The Company’s expansion program is subject to numerous factors which cannot be predicted or controlled, such as the availability of attractive acquisition candidates and the Company’s ability to attract, train and retain qualified unit management personnel. Another such factor is the availability of sites with acceptable restrictions and suitable terms and general economic conditions.

•	Changes in competition from various sources such as banks, savings and loans, short-term consumer lenders, and other similar financial services entities, as well as retail businesses that offer products and services offered by the Company. The Company encounters significant competition in connection with its lending and merchandise disposition operations from other pawnshops, cash advance companies and other forms of financial institutions such as consumer finance companies. Significant increases in these competitive influences could adversely affect the Company’s operations through a decrease in the number of cash advances and pawn loans originated, resulting in lower levels of earning assets in these categories.

•	Changes in economic conditions. While the credit risk for most of the Company’s consumer lending is mitigated by the collateralized nature of pawn lending, a sustained deterioration in the economic environment could adversely affect the Company’s operations through a deterioration in performance of its pawn loan or cash advance portfolios, or by reducing consumer demand for the purchase of pre-owned merchandise.

•	Real estate market fluctuations. A significant rise in real estate prices could result in an increase in the cost of store leases as the Company opens new locations and renews leases for existing locations.

•	Interest rate fluctuations. Although the weakness in the U.S. economy over the past several quarters has resulted in relatively low interest rates offered by lending institutions, a significant economic recovery could result in a substantial rise in interest rates that would, in turn, increase the cost of borrowing to the Company.

•	Changes in the capital markets. The Company regularly accesses the debt capital markets to refinance existing debt obligations and to obtain capital to finance growth. Efficient access to these markets is critical to the Company’s ongoing financial success; however, the Company’s future access to the debt capital markets could become restricted should the Company experience deterioration of its cash flows, balance sheet quality, or overall business or industry prospects.

•	Changes in tax and other laws and governmental rules and regulations applicable to the specialty financial services industry. The Company’s lending activities are subject to extensive regulation and supervision under various federal, state and local laws, ordinances and regulations. The Company faces the risk that new laws and regulations could be enacted that could have a negative impact on the Company’s U.S. lending activities.

•	Other factors discussed under Quantitative and Qualitative Disclosures about Market Risk in Item 3 of this Form 10-Q and in the Company’s 2003 Annual Report to Stockholders.

•	Other risks indicated in the Company’s filings with the Securities and Exchange Commission.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     Market risks relating to the Company’s operations result primarily from changes in interest rates and gold prices. The Company does not engage in speculative or leveraged transactions, nor does it hold or issue financial instruments for trading purposes. There have been no material changes in the Company’s exposure to market risks since December 31, 2003.

Item 4. Controls and Procedures

     The Company restated its Consolidated Statements of Cash Flows for the nine months ended September 30, 2003. For a description of the restatement of the Consolidated Statements of Cash Flows and the amendment of related disclosures, see the Explanatory Note on Page 1 of this Form 10-Q.

     Under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, management of the Company has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of September 30, 2004 (“Evaluation Date”).

     In making this evaluation, the Chief Executive Officer and Chief Financial Officer considered matters relating to the restatement of the previously issued Consolidated Statements of Cash Flows and the amendment of related disclosures. In light of, among other things, the facts and circumstances relating to the restatement, the Chief Executive Officer and Chief Financial Officer concluded the restatement was not reflective of any material weakness in the disclosure controls and procedures. In support of this conclusion, the Chief Executive Officer and Chief Financial Officer noted that the Company’s restatement of its Consolidated Statements of Cash Flows for the nine months ended September 30, 2003 follows from the review of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 by the staff of the Securities and Exchange Commission (“SEC”). The restatement is, in substance, a reclassification of certain items as well as an elimination of certain non-cash items in the Consolidated Statements of Cash Flows, all as more particularly described in Note 1 of Notes to Consolidated Financial Statements. Given the unique nature of the Company’s pawnbroking business and in conjunction with other elements of the Company’s formal disclosure of its business activities in Item 1 of the Company’s 2003 Form 10-K, the Company has previously viewed its longstanding presentation of the affected items to be an appropriate disclosure approach. Since 1987, the Company has utilized that same presentation format in its audited financial statements. Further, the other registrants in the industry have utilized the same format. Also, to management’s knowledge no investors have expressed to the Company any confusion or uncertainty about the Company’s disclosure approach during that period of time.

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

     For the quarter ended September 30, 2004, there was no significant change in the Company’s internal control over financial reporting that was identified in connection with management’s evaluation described in Item 4 above and has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     See Note 12 of Notes to Consolidated Financial Statements.

Item 2. Changes in Securities and Use of Proceeds

     (e) The following table provides the information with respect to purchases made by the Company of shares of its common stock during each of the months in the third quarter of 2004:

				Total Number of	Maximum Number
	Total Number		Average	Shares Purchased as	of Shares that May
	of Shares		Price Paid	Part of Publicly	Yet Be Purchased
Period	Purchased		per Share	Announced Plan	Under the Plan(1)
July 1 to July 31	613	(2)(3)	$22.39	—	592,700
August 1 to August 31	1,367	(2)	22.00	—	592,700
September 1 to September 30	978	(2)	24.10	—	592,700

Total	2,958		$22.77	—

(1)	On July 25, 2002, the Company’s Board of Directors authorized management to purchase up to 1,000,000 shares of its common stock in the open market and terminated the open market purchase authorization established in 2000.

(2)	Represent shares purchased on behalf of participants relating to the Company’s Non-Qualified Savings Plan.

(3)	Excludes 1,423 shares distributed from the Company’s Non-Qualified Savings Plan.

Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) promulgated under the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) promulgated under the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Pro Forma Financial Information

     (b) Reports on Form 8-K

          On July 23, 2004, the Company filed a Report on Form 8-K that it had issued a press release announcing its earnings for the second quarter of 2004. A copy of the press release was filed with the Report as an exhibit.

          On September 8, 2004, the Company filed a Report on Form 8-K that it had issued press releases announcing the sale of two European subsidiaries in a single transaction, in a separate transaction signed an agreement for the purchase of a 41-store chain of pawn locations based in Las Vegas, Nevada, and its Board of Directors declared a special dividend related to the sale of the European businesses. Copies of the press releases were filed with the Report as exhibits.

          On September 13, 2004, the Company filed a Report on Form 8-K that it had (i) entered into an asset purchase agreement to purchase substantially all of the assets of Camco, Inc. dba “SuperPawn” on September 7, 2004, (ii) entered into two separate agreements to sell all of the shares of the Company’s U.K. subsidiary Harvey & Thompson Limited, and all of the shares of the Swedish subsidiary CAII Pantbelåning AB on September 8, 2004, and (iii) entered into amended agreements, effective September 7, 2004, with holders of its 8.14% Senior Notes, 7.10% Senior Notes and 7.20% Senior Notes to facilitate the consummation of the purchase and sale agreements described above.

SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CASH AMERICA INTERNATIONAL, INC. (Registrant)

By:	/s/ Thomas A. Bessant, Jr.
Thomas A. Bessant, Jr. Executive Vice President and Chief Financial Officer

Date: November 8, 2004