Form 10-K
period 2004-12-31
CASH AMERICA INTERNATIONAL INC
filed 2005-02-28
CIK 807884

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington , D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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

Yes ☑           No ☐

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

Yes ☑           No ☐

     The aggregate market value of 27,959,930 shares of the registrant’s Common Stock held by nonaffiliates on June 30, 2004 was approximately $643,078,000.

     At February 14, 2005 there were 29,383,066 shares of the registrant’s Common Stock, $.10 par value, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant’s definitive Proxy Statement pertaining to the 2005 Annual Meeting of Shareholders are incorporated herein by reference into PART III of this Form 10-K.

CASH AMERICA INTERNATIONAL, INC.

YEAR ENDED DECEMBER 31, 2004

PART I

ITEM 1. BUSINESS

General

     Cash America International, Inc. (the “Company”) was incorporated in 1984 to engage in the business of owning and operating pawnshops. Since that time, the Company has significantly broadened the geographic scope of its operations and expanded its offering of financial services to its customers. As of December 31, 2004, the Company provided specialty financial services through 839 total locations.

The Company is the nation’s largest provider of secured non-recourse loans, commonly referred to as pawn loans. In December 2004, the Company acquired a 41-store pawn lending chain based in Las Vegas, Nevada and operating under the trade name SuperPawn (“SuperPawn”). As of December 31, 2004, the Company provided pawn loans to individuals through 452 locations in 21 states. It also offers unsecured cash advances in most of its pawn lending locations. In addition, the Company is in the business of owning and operating cash advance locations. While these locations primarily offer cash advances, many offer check cashing services and other retail financial services and products such as money orders and money transfers. As of December 31, 2004, the Company’s cash advance operations consisted of 253 locations, including 175 locations through Cashland Financial Services, Inc. (“Cashland”), a wholly-owned subsidiary, 32 southern California locations operating under the brand names Urgent Money and GoldX, and 46 Cash America Payday Advance locations (collectively referred to as “cash advance locations”). The Company also offers check cashing services through 128 franchised and 6 company-owned check cashing centers of Mr. Payroll Corporation (“Mr. Payroll”), a wholly-owned subsidiary. In order to dedicate its strategic efforts and resources on the growth opportunities of pawn lending and cash advance activities in the United States, the Company sold its foreign pawn lending operations in the United Kingdom and Sweden in September 2004. See further discussion regarding the sale in Item 7 and Item 8. As a result of the sale of the foreign pawn lending operations, all discussions and financial information below have excluded the effect of the Company’s foreign pawn lending operations, as they have been classified as discontinued operations.

     The Company’s principal executive offices are located at 1600 West 7th Street, Fort Worth, Texas 76102-2599, and its telephone number is (817) 335-1100. As used in this report, the term “Company” includes Cash America International, Inc. and its subsidiaries.

     The Company’s growth over the years has been the result of its business strategy of acquiring existing pawnshop locations and establishing new pawnshop locations that can benefit from the Company’s centralized management and standardized operations. In 2003, the Company expanded this strategy to include acquiring existing cash advance locations and establishing new cash advance locations. The Company intends to continue its business strategy of acquiring and establishing pawnshop and cash advance locations (collectively referred to as “lending locations”), increasing its share of the consumer loan business, and concentrating multiple lending locations in regional and local markets in order to expand market penetration, enhance name recognition and reinforce marketing programs. The Company also intends to offer new products and services in its lending locations in order to meet the growing financial services needs of its customers. Studies indicate to the Company that a large portion of its customers consists of individuals who do not regularly transact loan business with banks. (See, for example, Dr. Robert W. Johnson and Dr. Dixie P. Johnson, Pawnbroking in the U.S.: A Profile of Customers, Credit Research Center, Georgetown University, 1998.)

     The Company added 45 pawnshop locations including the SuperPawn locations in 2004, and 2 locations were either combined or closed. See further discussion of the SuperPawn acquisition in Item 7 and Item 8. In addition to its owned pawnshops, the Company offers and sells franchises to third parties for their independent ownership and operation of “Cash America” or “SuperPawn” pawnshops. The Company added 5 and terminated 1 franchise in 2004. As of December 31, 2004, there were 11 franchised lending locations in operation.

     Website Access to Reports. Through its home page at www.cashamerica.com, the Company provides free access to its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to those reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after such reports are electronically filed with or furnished to the Securities and Exchange Commission.

Pawn Lending Activities

     Pawnshops function as convenient sources of consumer loans and as sellers primarily of previously owned merchandise acquired when customers do not redeem the pawned goods. The pledged goods in the Company’s pawn operations are generally tangible personal property, other than securities or printed evidence of indebtedness and generally consist of jewelry, tools, televisions and stereos, musical instruments, firearms, and other miscellaneous items. One convenient aspect of the pawn transaction is that the customer has no legal obligation to repay the amount loaned. Instead, the Company relies on the value of the pawned property as security in the event it is not redeemed, to recover the principal amount loaned plus a yield on the investment. As a result, the creditworthiness of the customer is not a factor, and a decision not to redeem pawned property has no effect on the customer’s personal credit status. (Although pawn transactions can take the form of an advance of funds secured by the pledge of property or a “buy-sell agreement” involving the actual sale of the property with an option to repurchase it, the transactions are referred to throughout this report as “pawn loans” for convenience.)

     In a pawn transaction, the Company contracts for a finance and service charge to compensate it for the use of the funds loaned. Finance and service charges contributed approximately 23.6% of the Company’s total revenue in 2004, 25.9% in 2003 and 27.0% in 2002. The finance and service charge is typically calculated as a percentage of the pawn loan amount based on the size and duration of the transaction, in a manner similar to which interest is charged on a bank loan, and has generally ranged from 12% to 300% annually, as permitted by applicable state pawnshop laws.

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

     The recovery of the amount advanced, as well as realization of a profit on disposition of merchandise, is dependent on the Company’s initial assessment of the property’s estimated disposition value. Improper assessment of the disposition value of the collateral in the lending function could result in the disposition of the merchandise for an amount less than the amount advanced. However, the Company historically has experienced profits from the disposition of such merchandise. Declines in gold prices generally will also reduce the disposition value of jewelry items acquired in pawn transactions and could adversely affect the Company’s ability to recover the carrying cost of the acquired collateral. For 2004, 2003 and 2002, the Company experienced profit margins on disposition of merchandise of 38.5%, 37.5% and 34.8%, respectively.

     At December 31, 2004, the Company had approximately 1,233,000 outstanding pawn loans totaling $109,353,000, with an average balance of approximately $89 per loan.

     Presented below is information with respect to pawn loans made, acquired, and forfeited for the pawn lending operations for the years ended December 31, 2004, 2003 and 2002:

	2004	2003	2002
	($ in thousands)
Loans made, including loans renewed	$336,021	$313,264	$302,911
Loans acquired	26,781	2,506	306
Loans repaid	(157,624)	(149,808)	(145,624)
Loans renewed	(46,008)	(40,875)	(36,387)
Loans forfeited for disposition	(130,971)	(122,548)	(119,333)

Net increase in pawn loans outstanding	$28,199	$2,539	$1,873

Loans repaid or renewed as a percent of loans made	60.6%	60.9%	60.1%

Merchandise Disposition Activities

     The Company engages in the disposition of merchandise acquired when a pawn loan is not repaid, when used goods are purchased from the general public and when new merchandise is acquired from vendors. New goods consist primarily of accessory merchandise that enhances the marketability of existing merchandise, such as tools, consumer electronics and jewelry. For the year ended December 31, 2004, $171,484,000 of merchandise was added to merchandise held for disposition, of which $130,971,000 was from loans not repaid, $26,921,000 was purchased from customers and vendors, and $13,592,000 was added through acquisitions of pawnshops. Proceeds from disposition of merchandise contributed 53.3% of the Company’s total revenue in 2004, 60.7% in 2003 and 66.6% in 2002

     The Company offers a refund/exchange policy with respect to certain items of merchandise but otherwise does not provide its customers with warranties on used merchandise purchased from the Company. The Company permits its customers to purchase merchandise on a layaway plan whereby the customer agrees to purchase an item by making an initial cash deposit representing a small portion of the disposition price and making additional, non-interest bearing payments on the balance of the disposition price in accordance with a specified schedule. The Company then segregates the item and holds it until the disposition price is paid in full. Should the customer fail to make a required payment, the item is placed with the other merchandise held for disposition. At December 31, 2004, the Company held approximately $5,686,000 in customer layaway deposits.

     The Company provides an allowance for valuation and shrinkage of its merchandise based on management’s evaluation. Management’s evaluation takes into consideration historical shrinkage, the quantity and age of slow-moving merchandise on hand and markdowns necessary to liquidate slow-moving merchandise. At December 31, 2004, total pawn operations merchandise on hand was $67,050,000, after deducting an allowance for valuation and shrinkage of merchandise of $1,445,000.

Cash Advance Activities

     In 2000, the Company began offering a short-term unsecured credit vehicle referred to as a cash advance through most of its Cash America pawnshops and in 2003 expanded the offering of this product through the establishment of Cash America Payday Advance locations. Effective August 1, 2003, the Company purchased substantially all of the assets of Cashland, Inc. a privately owned consumer finance company based in Dayton, Ohio. Cashland’s locations offer cash advances, check cashing and related money services.

     As of December 31, 2004, the cash advance product was available in 678 lending locations, which included 425 pawnshop locations and 253 cash advance locations. This included 366 units that offer the product on behalf of third-party banks that underwrite the advance to the customer and pay the Company a fee for its marketing and administrative services. Cash advances are generally offered for a term of 7 to 45 days, depending on state law and the customer’s next payday. The product offered by the Company in 312 locations provides customers with cash in exchange for a promissory note or other repayment agreement, which is typically supported by that customer’s personal check for the aggregate amount of the cash advanced plus a service fee. To repay the cash advance, customers may redeem their checks by paying cash or they may allow the checks to be presented for collection. (Although these cash advance transactions may take the form of loans or deferred check deposit transactions, the transactions are referred to throughout this report as “cash advances” for convenience.) Cash advance fees earned by the Company contributed approximately 21.1% of the Company’s total revenue in 2004, 12.1% in 2003 and 5.4% in 2002.

     As discussed above, in certain markets the cash advance product is offered in the Company’s locations by third-party banks. In April 2004, the Company entered into an agreement with a second third-party bank to offer cash advances in some of the Company’s locations. Under the current bank programs, the banks sell participation interests in bank originated cash advances to third parties, and the Company purchases sub-participation interests in certain of those participations. The Company also receives an administrative fee for its services. In order to benefit from the use of the Company’s collection resources and proficiency, all cash advances unpaid after maturity are assigned to the Company at a discount from the amount owed by the borrower. Losses on cash advances assigned to the Company that prove uncollectible are the responsibility of the Company. To the extent that the Company collects an amount owed by the customer in excess of the amount assigned, the Company is entitled to the excess and recognizes it in income when collected. Since the Company may not be successful in the collection of the assigned accounts, the Company’s provision for loan losses includes amounts estimated to be adequate to absorb credit losses from cash advances in the aggregate portfolio, including those expected to be assigned from each third-party bank’s portfolio. As of December 31, 2004, $51,670,000 of combined gross cash advances was outstanding, including a $10,150,000 non-participated interest owned by the banks that is not included in the Company’s consolidated balance sheet. An allowance for losses of $4,358,000 has been provided in the consolidated financial statements. The Company also provided accrued losses for bank owned portfolios of $342,000 at December 31, 2004, which is included in “Accounts payable and accrued expenses” in the accompanying consolidated balance sheet. See Item 8. Financial Statements and Supplementary Data, Note 5 of “Notes to Consolidated Financial Statements.”

           Presented below is information with respect to the cash advance product for the years ended December 31, 2004, 2003 and 2002:

	2004	2003	2002
Locations offering cash advances at end of year	678	544	391
On behalf of the Company	312	240	82
On behalf of the banks	366	304	309
Amount of cash advances written (in thousands)	$647,746	$300,518	$123,705
On behalf of the Company	$408,872	$143,040	$17,561
On behalf of the banks	$238,874	$157,478	$106,144
Amount of cash advances assigned by the banks (in thousands)	$45,895	$29,981	$23,645
Average cash advance amount written	$336	$311	$284

Check Cashing Activities

     While the Company’s primary business involves the acquisition, establishment and operation of pawn and cash advance lending locations, it also provides check cashing services primarily through its subsidiaries, Mr. Payroll and Cashland. As of December 31, 2004, Mr. Payroll’s operations consisted of 128 franchised and 6 company-owned check cashing centers in 20 states. Check cashing is provided in all 175 of the Cashland cash advance locations. Aggregate check cashing fees was 2.0% of the Company’s total revenue in 2004, 1.3% in 2003 and 1.0% in 2002.

Financial Information on Segments and Areas

     Additional financial information regarding the Company’s revenues and assets by each of its three operating segments is provided in Note 18 of “Notes to Consolidated Financial Statements.”

Operations

     Unit Management. Each location has a unit manager who is responsible for supervising its personnel and assuring that it is managed in accordance with Company guidelines and established policies and procedures. Each unit manager reports to a Market Manager, who typically oversees approximately ten unit managers. As of December 31, 2004, the Company had one pawn lending operating division, which is managed by an Executive Vice President. This operating division consists of five geographic operating regions, each of which is managed by a Region Vice President. Each Market Manager reports to a Region Vice President. The cash advance operating division consists of a similar geographic operating structure. The Chief Operating Officer of Cashland and two Region Vice Presidents of Cash America Payday Advance are managed by an Executive Vice President. Three Cashland supervisors oversee its geographic operating regions and report to its Chief Operating Officer. Each unit manager reports to a Market Manager, who typically oversees approximately ten unit managers.

     Trade Names. The Company operates its locations under the trade names “Cash America,” “Cashland,” “Mr. Payroll,” and “SuperPawn”. The Company’s marks “Cash America,” “Cashland,” “SuperPawn,” “Cash When It Counts,” and “Mr. Payroll” are registered with the United States Patent and Trademark Office.

     Personnel. At December 31, 2004, the Company employed 4,279 persons in its operations. Of the total employees, approximately 331 were in executive and administrative functions.

     The Company has an established training program that provides a combination of classroom instruction, video presentation and on-the-job loan and merchandise disposition experience. A new employee is introduced to the business through an orientation program and through a three-month training program that includes classroom and on-the-job training in loans, layaways, merchandise and general administration of unit operations.

     The experienced employee receives training and an introduction to the fundamentals of management to acquire the skills necessary to move into management positions within the organization. Manager training involves a twelve-month program that includes additional management principles and more extensive training in income maximization, recruitment, merchandise control, and cost efficiency.

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

     The primary lending location acquisition criteria include evaluation of the volume of annual loan transactions, outstanding loan balances, and location and condition of the facility as well as lease terms or fair market value of the facility if it is to be purchased. The primary lending location start-up criteria include the facility-related items noted above and conditions in the surrounding community indicating a sufficient level of potential customers. The Company’s business strategy is to continue expanding its lending business within its existing geographic markets and into other markets that meet the risk/reward considerations of the Company.

     The Company’s expansion has not only been in acquiring previously owned lending locations, but also in establishing new locations. After a suitable location has been found and a lease and license are obtained, the new location can be ready for business within four to six weeks, with completion of counters, vaults and security system and the transfer of merchandise from other locations (for pawnshop locations). The approximate start-up costs, defined as the investment in property and equipment, for recently established pawnshops have ranged from $151,000 to $325,000, with an average estimated cost per location of approximately $238,000 in 2004. This amount does not include merchandise transferred from other locations, funds to advance on pawn loans and cash advances and operating expenses. The start-up costs for recently established cash advance locations have ranged from $42,000 to $157,000, with an average estimated cost per location of approximately $96,000 in 2004.

     The Company’s expansion program is subject to numerous factors that cannot be predicted, such as the availability of attractive acquisition candidates or sites on suitable terms and general economic conditions. Further, there can be no assurance that future expansion can be continued on a profitable basis. Among other factors, the following could impact the Company’s future planned expansion.

     Statutory Requirements. The Company’s ability to add start-up pawnshop locations in Texas counties having a population of more than 250,000 is limited by a law that became effective September 1, 1999, which restricts the establishment of new pawnshops within a certain distance of existing pawnshops. In addition, the present statutory and regulatory environment of some states renders expansion into those states impractical. See “Business – Regulation.”

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

     The less fragmented cash advance industry is growing at a faster rate. According to the investment banking firm Stephens Inc., the number of cash advance transactions is estimated to be growing nationwide at a rate of 15% to 20% per year, and the three largest operators service approximately one-quarter of the market. Despite the concentration of major competitors in the cash advance industry, management believes that significant opportunities for growth remain in this business.

     The Company encounters significant competition in connection with its lending and merchandise disposition operations. In connection with the lending of money, the Company competes with other pawnshops and cash advance shops and other forms of financial institutions such as consumer finance companies, which generally lend on an unsecured as well as a secured basis. Other lenders may lend money on terms more favorable than the Company. Some competitors, such as certain commercial banks and consumer finance companies, may have greater financial resources than the Company. Several competing pawnshop and cash advance companies have implemented expansion and acquisition programs. See “Business – Future Expansion.” These competitive conditions may adversely affect the Company’s revenues and profitability.

Regulation

     The Company’s pawnshop operations are subject to extensive regulation, supervision and licensing under various federal, state and local statutes, ordinances and regulations in the 21 states in which it operates. (For a geographic breakdown of operating locations, see “Properties”.) Set forth below is a summary of the state pawnshop regulations in those states containing a preponderance of the Company’s operating locations.

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

     The Texas Pawnshop Act prescribes the stratified loan amounts and the maximum allowable rates of pawn service charge that pawnbrokers in Texas may charge for the lending of money within each stratified range of loan amounts. That is, the Texas law establishes the maximum allowable pawn service charge rates based on the amount financed per pawn loan. The maximum allowable rates under the Texas Pawnshop Act for the various stratified loan amounts for the fiscal years ended June 30, 2005, 2004 and 2003, are as follows:

Year Ending June 30, 2005				Year Ended June 30, 2004				Year Ended June 30, 2003
			Maximum				Maximum				Maximum
Amount			Allowable	Amount			Allowable	Amount			Allowable
Financed Per			Annual	Financed Per			Annual	Financed Per			Annual
Pawn Loan			Percentage Rate	Pawn Loan			Percentage Rate	Pawn Loan			Percentage Rate
$1	to	$156	240%	$1	to	$153	240%	$1	to	$150	240%

157	to	1,040	180	154	to	1,020	180	151	to	1,000	180

1,041	to	1,560	30	1,021	to	1,530	30	1,001	to	1,500	30

1,561	to	13,000	12	1,531	to	12,750	12	1,501	to	12,500	12

     These rates are reviewed and established annually by the Texas Consumer Credit Commissioner. The maximum allowable service charge rates were established and have not been revised since 1971, when the Texas Pawnshop Act was enacted. Since 1981, the ceiling amounts for stratification of the loan amounts to which these rates apply have been revised each July 1 in relation to the Consumer Price Index, except that the Texas legislature amended the Texas Pawnshop Act to establish the ceiling amounts reflected above for the year ended June 30, 2003. Under current Texas law, a pawn loan may not exceed $13,000. In addition to establishing maximum allowable service charge rates and loan ceilings, the Texas Pawnshop Act also provides for the licensing of pawnshops and pawnshop employees. To be eligible for a pawnshop license in Texas, an applicant must (i) be of good moral character; (ii) have net assets of at least $150,000 readily available for use in conducting the business of each licensed pawnshop; (iii) show that the pawnshop will be operated lawfully and fairly in accordance with the Texas Pawnshop Act; (iv) show that the applicant has the financial responsibility, experience, character, and general fitness to command the confidence of the public in its operations; and, (v) in the case of a business entity, the good moral character requirement shall apply to each officer, director and holder of 5% or more of the entity’s outstanding shares.

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

     Nevada Pawnshop Regulations. The Nevada statute governing pawnbrokers establishes a maximum allowable interest rate of 10% per month for pawn transactions and allows an initial charge of $5 in addition to interest. All pledged property must be held for redemption for at least 120 days before it can be offered for sale to the public. The statute also (i) requires that certain bookkeeping records be maintained, (ii) requires that pawn transaction information be reported to local law enforcement agencies, and (iii) establishes a procedure for law enforcement officials to place a hold on property alleged to be related to criminal activity. The Nevada law also prohibits pawnbrokers from making false entries in their books or records, making false reports to law enforcement agencies, removing pledged property from their business premises unless specifically authorized under the statute, and receiving pledged property from certain persons, including a person who is under age 18 or intoxicated.

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

     Louisiana Pawnshop Regulations. Louisiana law provides for the licensing and bonding of pawnbrokers in that state. In addition, the act requires that pawn transactions be reported to local law enforcement agencies, establishes hours during which pawnbrokers may be open for business and requires certain bookkeeping practices. Louisiana state law establishes maximum allowable rates of interest on pawn loans of 10% per month. In addition, Louisiana law provides that the pawnbroker may charge a service charge not to exceed 10% per month for all other services. Under the Louisiana statute, no pawnbroker may sell any pledged collateral until the lapse of three months from the time the loan was made. Various municipalities and parishes in the state of Louisiana have adopted additional ordinances and regulations pertaining to pawnshops.

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

     Cash Advances. The Company offers a cash advance product referred to as “cash advances” in most of its pawnshops and in all of its cash advance locations. Each state in which the Company offers the product has specific laws dealing with the conduct of this business. Typically, the applicable regulations restrict the amount of finance and service charges that may be assessed and limit the customers’ ability to renew or extend these transactions. In many instances, the regulations also limit the aggregate amount that a provider may advance (and, in some cases, the number of cash advances the provider may make) to any one customer at one time. Providers typically must obtain a separate license from the state licensing authority in order to offer this product. The Company must also comply with the various disclosure requirements under the federal Truth in Lending Act (and Federal Reserve Regulation Z under that Act) in connection with these cash advance transactions.

     As previously noted, these cash advances are offered by third-party banks in 366 of the Company’s 678 locations that offered cash advances at December 31, 2004. The federal banking regulators who supervise the banks’ activities closely scrutinize all aspects of each bank’s cash advance programs. Further, certain state regulators have asserted that the Company must have a license under state law in order to perform the administrative services that it performs for the banks. In addition to a number of federal and state regulators, certain consumer advocacy groups and federal and state legislators have asserted that laws and regulations should be tightened so as to severely limit, if not eliminate, the availability of this cash advance product to consumers, despite the significant demand for it. Along with the leadership of the cash advance industry, the Company opposes such overly restrictive regulation and legislation. Nevertheless, the possibility exists that some combination of federal and state regulation and legislation could come to pass, which could restrict, or even eliminate, the availability of this cash advance product at some or all of the Company’s locations.

     As an example of restrictive legislation, the Georgia legislature passed a law in 2004 that, among other things, purported to prohibit a company from serving as an agent in connection with a third-party bank’s offering of cash advances to Georgia consumers if the agent “holds, acquires, or maintains a predominant economic interest in the revenues” generated by the cash advances. The Company serves as an agent for Community State Bank (the “Bank”) in connection with the Bank’s Georgia cash advance program. The Company and the Bank modified their contractual arrangement in 2004 to ensure that the

Company’s compensation from the Bank is less than a predominant economic interest in the revenues generated by the Bank’s Georgia cash advances. In addition, the Company, the Bank, and several other banks and agents filed suit in U.S. District Court in April 2004 against the Georgia Attorney General and the Georgia Secretary of State seeking an injunction against enforcement of the new law primarily on the basis that it is preempted by federal law. While the District Court initially granted a temporary restraining order in the matter, it later denied the motion for an injunction. The plaintiffs in the case appealed that ruling to the U.S. Court of Appeals for the 11th Circuit. If the Court of Appeals issues an adverse ruling, the precedent established by such a ruling could adversely affect legal proceedings that have been or might in the future be commenced against the Company or other companies in the cash advance business. A ruling of that nature could also influence other legislators and regulators to give even stronger consideration to overly restrictive legislation and regulation. Such trends could well have an adverse impact on the Company’s cash advance business.

     In 2003, the Federal Deposit Insurance Corporation (“FDIC”) adopted guidelines for cash advance programs that apply to all financial institutions under the FDIC’s supervision that offer these programs. The banks that offer cash advances in the Company’s locations are state chartered banks which are supervised by the FDIC. The guidelines describe the FDIC’s expectations for prudent risk management practices for cash advance activities, particularly with regard to capital, allowance for loan losses, and loan classifications. The guidelines also address recovery practices, income recognition, and managing risks associated with third-party relationships, as well as compliance with consumer protection laws. The guidelines form the basis for sound and appropriate regulation of cash advance programs conducted by FDIC-supervised financial institutions.

     Other Regulatory Matters, Etc. With respect to firearm sales, each pawnshop must comply with the Brady Handgun Violence Prevention Act (the “Brady Act”), which took effect on February 28, 1994. The Brady Act imposes a background check requirement in connection with the disposition of firearms by federally licensed firearms dealers. In addition, the Company must continue to comply with the longstanding regulations promulgated by the Department of the Treasury–Bureau of Alcohol, Tobacco and Firearms, which require each pawnshop dealing in guns to maintain a permanent written record of all receipts and dispositions of firearms.

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

     Under the USA PATRIOT Act passed by Congress in 2001, the Company is required to maintain an anti-money laundering compliance program covering certain of its business activities. The program must include: (1) the development of internal policies, procedures, and controls; (2) designation of a compliance officer; (3) an ongoing employee training program; and (4) an independent audit function to test the program. The United States Department of the Treasury is expected to issue regulations clarifying the requirements for anti-money laundering compliance programs for the pawnbroking and cash advance industries.

     In addition to the federal and state statutes and regulations described above, many of the Company’s operating units are subject to municipal ordinances, which may require, for example, local licenses or permits and specified recordkeeping procedures, among other things. Each of the Company’s pawnshops voluntarily or pursuant to municipal ordinance provides to the police department having jurisdiction daily information on all transactions involving pawn loans and over-the-counter purchases. These information reports are designed to provide the local police with a detailed description of the goods involved, including serial numbers (if any) and the name and address of the owner obtained from a valid identification card. This information is provided to local law enforcement agencies for processing to determine conflicting claims of rightful ownership. In addition, the Company voluntarily participates with other pawn lenders to provide similar information to a national database available to law enforcement in multiple jurisdictions. Goods held to secure pawn loans or goods purchased that are determined to belong to an owner other than the borrower or seller are subject to recovery by the rightful owner. However, the Company historically has not experienced a material number of claims of this nature, and the claims experienced have not had a material adverse effect on the Company’s results of operations.

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

Executive Officers of the Registrant

     The following sets forth, as of February 24, 2005, certain data concerning the executive officers of the Company, all of whom are elected on an annual basis. There is no family relationship between any of the executive officers.

Name	Age	Position
Daniel R. Feehan	54	Chief Executive Officer and President
Thomas A. Bessant, Jr.	46	Executive Vice President – Chief Financial Officer
Robert D. Brockman	50	Executive Vice President – Administration
Jerry D. Finn	58	Executive Vice President – Pawn Operations
Michael D. Gaston	60	Executive Vice President – Business Development
William R. Horne	61	Executive Vice President – Information Technology
James H. Kauffman	60	Executive Vice President – Financial Services
Hugh A. Simpson	45	Executive Vice President – General Counsel and Secretary

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

     Jerry D. Finn joined the Company in August 1994 and has served in various operations management positions since then, including Division Vice President from January 1995 to July 1997, Division Senior Vice President from July 1997 to April 1998, and Executive Vice President – Pawn

Operations since April 1998. Prior to joining the Company, he served as District Supervisor for Kelly-Moore Paint Co. from March 1981 to August 1994.

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

     James H. Kauffman joined the Company in July 1996 as Executive Vice President – Chief Financial Officer. He served as President – Cash America Pawn from July 1997 to July 1998, and served as Chief Executive Officer of Rent-A-Tire, Inc. from July 1998 until August 2002. He also served as Executive Vice President – International Operations from October 1999 to September 2004. He has served as Executive Vice President – Financial Services since September 2004. Prior to joining the Company, Mr. Kauffman served as President of Keystone Steel & Wire Company, a wire products manufacturer, from July 1991 to June 1996.

     Hugh A. Simpson joined the Company in December 1990 as Vice President and General Counsel and was elected Vice President – General Counsel and Secretary in April 1991. He was elected Senior Vice President – General Counsel and Secretary in July 1997 and has served as Executive Vice President – General Counsel and Secretary since July 1998.

ITEM 2. PROPERTIES

     As of December 31, 2004, the Company owned the real estate and building for seven of its pawnshop locations. Since May 1992, the Company’s headquarters have been located in a nine-story building adjacent to downtown Fort Worth, Texas. The Company purchased the building in January 1992. All of the Company’s other locations are leased under non-cancelable operating leases with terms ranging from 3 to 15 years.

     The following table sets forth, as of December 31, 2004, the number of owned pawn and cash advance locations by state. In addition to the locations listed below, the Company operates six owned Mr. Payroll check cashing locations in Texas.

		Cash
	Pawnshop	Advance
	Locations	Locations
Alabama	9	—
Arizona	10	—
California	1	32
Colorado	5	—
Florida	64	—
Georgia	17	—
Illinois	11	—
Indiana	13	15
Kentucky	9	17
Louisiana	20	—
Michigan	—	9
Missouri	16	—
Nevada	26	—
North Carolina	10	—
Ohio	6	134
Oklahoma	15	—
South Carolina	6	—
Tennessee	23	—
Texas	169	46
Utah	7	—
Washington	4	—

Total	441	253

     The Company considers its equipment, furniture and fixtures and owned buildings to be in good condition. The Company has its own construction supervisors who engage local contractors to selectively remodel and upgrade its lending facilities throughout the year.

     The Company’s leases typically require the Company to pay all maintenance costs, insurance costs and property taxes. For additional information concerning the Company’s leases, see Item 8. Financial Statements and Supplementary Data, Note 11 of “Notes to Consolidated Financial Statements.”

ITEM 3. LEGAL PROCEEDINGS

     On August 6, 2004, James E. Strong filed a purported class action lawsuit in the State Court of Cobb County, Georgia against Georgia Cash America, Inc., Cash America International, Inc. (together with Georgia Cash America, Inc., “Cash America”), Daniel R. Feehan, and several unnamed officers, directors, owners and “stakeholders” of Cash America. The lawsuit alleges many different causes of action, among the most significant of which is that Cash America has been making illegal payday loans in Georgia in violation of Georgia’s usury law, the Georgia Industrial Loan Act and Georgia’s Racketeer Influenced and Corrupt Organizations Act. Community State Bank has for some time made loans to Georgia residents through Cash America’s Georgia operating locations. The complaint in this lawsuit claims that Community State Bank is not the true lender with respect to the loans made to Georgia borrowers and that its involvement in the process is “a mere subterfuge.” Based on this claim, the suit alleges that Cash America is the “de facto” lender and is illegally operating in Georgia. The complaint seeks unspecified compensatory damages, attorney’s fees, punitive damages and the trebling of any compensatory damages. The Company believes that the claims in this suit are without merit and intends to vigorously defend this lawsuit. Cash America removed the case to federal court and filed a motion to compel the plaintiff to arbitrate his claim, in addition to denying the plaintiff’s allegations and asserting various defenses to his claim. The plaintiff has filed a motion to remand the case to Georgia state court. As of December 31, 2004, the parties await court rulings on the various motions. Because this case is at a very early stage, neither the likelihood of an unfavorable outcome nor the ultimate liability, if any, with respect to this litigation can be determined at this time.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to the Company’s security holders during the fourth quarter ended December 31, 2004.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Registrant’s Common Equity

     The New York Stock Exchange is the principal exchange on which Cash America International, Inc. common stock is traded under the symbol “CSH”. There were 616 stockholders of record (not including individual participants in security listings) as of February 14, 2005. The high, low and closing sales prices of common stock as quoted on the composite tape of the New York Stock Exchange and cash dividend declared per share during 2004 and 2003 were as follows:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2004
High	$24.46	$24.33	$24.98	$30.45
Low	18.85	18.60	20.00	23.85
Close	23.05	23.00	24.46	29.73
Cash dividend declared per share	0.0175	0.0175	0.3175	0.0175

2003
High	$9.99	$13.50	$18.49	$21.50
Low	8.08	9.29	13.10	16.32
Close	9.48	13.22	16.40	21.18
Cash dividend declared per share	0.0125	0.0175	0.0175	0.0175

Issuer Purchases of Equity Securities

     The following table provides the information with respect to purchases made by the Company of shares of its common stock during each of the months in the fourth quarter of 2004:

				Total Number of	Maximum Number
	Total Number		Average	Shares Purchased as	of Shares that May
	of Shares		Price Paid	Part of Publicly	Yet Be Purchased
Period	Purchased		Per Share	Announced Plan	Under the Plan (1)
October 1 to October 31	40,426	(2)	$24.97	40,000	552,700
November 1 to November 30	36,215	(3)	26.56	34,700	518,000
December 1 to December 31	1,269	(4)	28.23	—	518,000

Total	77,910		$25.76	74,700

(1)	On July 25, 2002, the Company’s Board of Directors authorized the Company to purchase up to 1,000,000 shares of its common stock in the open market and terminated the open market purchase authorization established in 2000.

(2)	Includes 426 shares purchased on behalf of participants relating to the Company’s Non-Qualified Savings Plan.

(3)	Includes 376 shares received as partial payment for shares issued under stock option plans and 1,139 shares purchased on behalf of participants relating to the Company’s Non-Qualified Savings Plan.

(4)	Represents shares purchased on behalf of participants relating to the Company’s Non-Qualified Savings Plan.

ITEM 6. SELECTED FINANCIAL DATA

Five-Year Summary of Selected Consolidated Financial Data of Continuing Operations
(Dollars in thousands, except per share data)
(Unaudited)

	Year Ended December 31,
	2004		2003		2002		2001		2000
Statement of Operations Data (a)
Total revenue	$469,478		$388,635		$350,501		$324,088		$314,058
Income from operations	$61,413		$41,819		$27,872		$21,930		$21,100
Income from continuing operations before income taxes (b)	$55,023		$34,325		$19,313		$12,506		$3,606
Income (loss) from continuing operations (b)	$34,965		$22,030		$11,917		$7,281		$(4,232)
Income (loss) from continuing operations per share:
Basic	$1.23		$0.86		$0.49		$0.30		$(0.17)
Diluted	$1.18		$0.83		$0.48		$0.29		$(0.17)
Dividends declared per share	$0.37		$0.07		$0.05		$0.05		$0.05
Weighted average shares:
Basic	28,402		25,586		24,424		24,643		25,461
Diluted	29,584		26,688		24,841		24,963		25,817

Balance Sheet Data at Year End
Pawn loans (a)	$109,353		$81,154		$78,615		$76,742		$75,486
Cash advances, net (a)	$36,490		$28,401		$2,639		$1,695		$811
Merchandise held for disposition, net (a)	$67,050		$49,432		$49,564		$60,270		$55,915
Working capital (a)	$209,463		$156,142		$118,619		$121,067		$134,506
Total assets (a)	$555,165		$377,194		$287,006		$299,131		$277,297
Total debt (a)	$166,626		$148,040		$137,000		$159,220		$153,037
Stockholders’ equity	$333,936		$276,493		$192,335		$168,431		$178,458

Ratio Data at Year End (a)
Current ratio	4.6	x	4.3	x	4.0	x	3.6	x	5.7	x
Debt to equity ratio	49.9%		53.5%		71.2%		94.5%		85.8%

Owned and Franchised Locations at Year End (a)
Pawn lending operations	452		405		409		417		426
Cash advance operations (c)	253		154		2		—		—
Check cashing operations (d)	134		135		135		134		132

Total	839		694		546		551		558

(a)	In September 2004, the Company sold its foreign pawn lending operations. The amounts for all periods presented have been reclassified to reflect the foreign operations as discontinued operations. In addition, in September 2001, the Company announced plans to exit the rent-to-own business. The amounts for the years 2000 through 2002 also reflect the reclassified rent-to-own business as discontinued operations.
(b)	See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Financial Statements and Supplementary Data” for amounts related to details of discontinued operations for years 2002 through 2004 and the gain from disposal of asset for 2003.

(c)	Includes only cash advance locations.

(d)	Mr. Payroll locations only.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The Company is a provider of specialty financial services to individuals in the United States. The Company offers secured non-recourse loans, commonly referred to as pawn loans, to individuals through its pawn lending operations. The pawn loan portfolio generates finance and service charges revenue. A related activity of the pawn lending operations is the disposition of merchandise, primarily collateral from unredeemed pawn loans. As an alternative to a pawn loan, the Company offers unsecured cash advances in selected lending locations and on behalf of third-party banks in other locations. The Company also provides check cashing and related financial services through many of its cash advance locations and through its franchised and company-owned check cashing centers. Prior to September 7, 2004, the Company also provided financial services to individuals in the United Kingdom and Sweden (the “foreign pawn lending operations”). The foreign pawn lending operations were sold to Rutland Partners LLP for approximately $112.9 million, consisting of cash and notes receivable valued at $8.0 million. See discussions of Discontinued Operations below and at Note 4 of Notes to Consolidated Financial Statements.

     In December 2004, the Company completed the acquisition of the pawn operating assets of Camco, Inc., which operated under the trade name “SuperPawn” in four states in the western United States. SuperPawn is a 41-store chain based in Las Vegas, Nevada. This transaction provided the Company its initial entry into the western United States for pawn lending activities. The aggregate purchase consideration and costs totaled $118.4 million, which consisted of $104.8 million in cash, 578,793 shares of the Company’s stock valued at $12.6 million and acquisition costs of $1.0 million. See Note 3 of Notes to Consolidated Financial Statements.

     Effective August 1, 2003, the Company, through its wholly-owned subsidiary, Cashland Financial Services, Inc. (“Cashland”), completed the purchase of substantially all of the assets of Cashland, Inc., a privately-owned consumer finance company based in Dayton, Ohio. The aggregate initial purchase consideration and costs totaled $50.5 million, which consisted of $32.0 million in cash, 1.5 million shares of the Company’s common stock valued at $16.8 million and acquisition costs of $1.7 million. The terms of the purchase included the potential for additional consideration to be paid based on the earnings performance of Cashland during the twelve months ending June 30, 2004. On February 2, 2004, the parties amended the purchase agreement to eliminate that provision and to provide instead for the Company to make a final payment of additional consideration in the amount of $5.4 million. The payment consisted of $2.9 million in cash and a subordinated note for $2.5 million which increased the final total purchase price to $55.9 million. See Notes 3 and 9 of Notes to Consolidated Financial Statements.

     As of December 31, 2004, the Company’s pawn lending operations consisted of 452 pawnshops, including 441 owned units and 11 unconsolidated franchised units in 21 states in the United States. For the three years ended December 31, 2004, the Company acquired 51 operating units, established 4 locations, and combined or closed 18 locations for a net increase in owned pawn lending units of 37. In addition, 5 franchise locations were acquired, 1 was opened, and 7 were either terminated and/or converted to Company-owned locations.

     At December 31, 2004, the Company’s cash advance operations consisted of 253 cash advance locations in 6 states. For the three year period ended December 31, 2004, the Company acquired 153 operating units, established 105 locations, and combined or closed 5 locations for a net increase in cash advance locations of 253.

     As of December 31, 2004, Mr. Payroll operated 128 franchised and 6 company-owned check cashing centers in 20 states.

DISCONTINUED OPERATIONS

     In September 2004, in order to dedicate its strategic efforts and resources on the growth opportunities of its pawn lending and cash advance activities in the United States, the Company sold its foreign pawn lending operations in the United Kingdom and Sweden to Rutland Partners LLP for approximately $104.9 million cash after paying off the outstanding balance of the multi-currency line of credit, and notes receivable valued at $8.0 million. The Company realized a gain on the sale of $19.0 million ($15.4 million net of related tax). Additionally, in September 2001, the Company announced plans to exit the rent-to-own business in order to focus on its core business of lending activities. In June 2002, the Company sold the remaining assets of its “Rent-A-Tire” rent-to-own business. The results of the foreign pawn lending operations and the rent-to-own business have been reclassified as discontinued operations for all periods presented in accordance with the Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” in the accompanying consolidated financial statements. Income from discontinued operations was $6.5 million (excluding gain on the sale), $8.0 million, and $7.4 million for 2004, 2003 and 2002, respectively. See Note 4 of Notes to Consolidated Financial Statements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     Management’s Discussion and Analysis of Financial Condition and Results of Operations is based on the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, merchandise held for disposition, allowance for losses on cash advances, long-lived and intangible assets, income taxes, contingencies and litigation. Management bases its estimates on historical experience, empirical data and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. The development and selection of the critical accounting policies and the related disclosures below have been reviewed with the Audit Committee of the Board of Directors.

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

     Due to the short-term nature of pawn loans, the Company is able to quickly identify performance trends. For 2004, $109.4 million, or 99.0%, of recorded finance and service charges represented cash collected from customers and the remaining $1.1 million, or 1.0%, represented an increase in the finance and service charges receivable during the year. At the end of the current year and based on the revenue recognition method described above, the Company had accrued $20.5 million of finance and service charges receivable. Assuming the year-end accrual of finance and service charges revenue was over estimated by 10%, finance and service charges revenue would decrease by $2.0 million in 2005 and net income would decrease by $1.3 million. Some or all of the decrease would potentially be mitigated through the profit on the disposition of the related forfeited loan collateral.

Merchandise held for disposition. Merchandise held for disposition consists primarily of forfeited collateral from pawn loans not repaid. The carrying value of the forfeited collateral is stated at the lower of cost (cash amount loaned) or market. Management provides an allowance for shrinkage and valuation based on its evaluation of the merchandise. Because pawn loans are made without the borrower’s personal liability, the Company does not investigate the creditworthiness of the borrower, but evaluates the pledged personal property as a basis for its lending decision. The amount the Company is willing to finance is typically based on a percentage of the pledged personal property’s estimated disposition value. The sources for the Company’s determination of the estimated disposition value are numerous and include the Company’s automated product valuation system as well as catalogues, “blue books”, newspapers, internet research and previous experience with similar items. The Company performs a physical count of its merchandise in each location on a cyclical basis and reviews the composition of inventory by category and age in order to assess the adequacy of the allowance, which was $1.4 million, representing 2.2% of the balance of merchandise held for disposition at December 31, 2004. Adverse changes in the disposition value of the Company’s merchandise may result in the need to increase the valuation allowance.

Allowance for losses on cash advances. The Company maintains an allowance for losses on Company-owned cash advances (including fees and interest) and accrues losses for bank-owned cash advances at a level estimated to be adequate to absorb credit losses in the outstanding combined cash advance portfolio. The Company’s cash advance product primarily services a customer base of non-prime borrowers. These advances are typically offered for a term of 7 to 45 days. Cash advances written during each calendar month are aggregated and tracked to develop a performance history. The Company stratifies the outstanding portfolio by age, delinquency and stage of collection when assessing the adequacy of the allowance for losses. Current portfolio performance as well as the performance of cash advances made in the same period twelve months ago and collection history are utilized to develop expected loss rates which are used for the establishment of the allowance. Increased defaults and credit losses may occur during a national or regional economic downturn, or could occur for other reasons, resulting in the need to increase the allowance. Unlike pawn loans, cash advances are unsecured, and the performance of the portfolio depends on the Company’s ability to collect on defaulted loans. The Company believes it effectively manages the risks inherent in this product by utilizing a variety of underwriting criteria, maintaining a customer database of performance and by closely monitoring the performance of the portfolio. Any remaining unpaid balance of a cash advance is charged off once it becomes 60 days past due, or sooner if deemed uncollectible. At December 31, 2004, allowance for losses on cash advances was $4.4 million and accrued losses on bank owned cash advances were $0.3 million, in aggregate representing 9.1% of the combined cash advance portfolio.

     During fiscal year 2004, the cash advance loss provision for the combined cash advance portfolio, which increases the allowance for loan losses, was $23.5 million and reflects 3.6% of gross combined cash advances written by the Company and third-party banks. Assuming future loss rates increased, or decreased, by 10% (0.36%) for 2004, the cash advance loss provision would increase, or decrease, by $2.3 million and net income would decrease, or increase, by $1.5 million, assuming the same volume of cash advances written in 2004.

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

     Management judgment is required in determining the provision for income taxes, the deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets. The Company has recorded a valuation allowance of $0.2 million as of December 31, 2004, due to uncertainties related to the ability to utilize the deferred tax assets resulting from capital losses. The valuation allowance is based on Company estimates of capital gains expected to be recognized during the period over which the capital losses may be used to offset such gains. In the event that the Company determined that it would not be able to realize all or part of its other net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to provision for income taxes in the period that such determination was made. Likewise, should the Company determine that it would be able to realize its deferred tax assets in the future in excess of the net recorded amount, an adjustment to the deferred tax assets would reduce the provision for income taxes in the period that such determination was made.

RESULTS OF CONTINUING OPERATIONS

     The following table sets forth the components of consolidated statements of operations as a percentage of total revenue for the periods indicated.

	Year Ended December 31,
	2004	2003	2002
Revenue
Finance and service charges	23.6%	25.9%	27.0%
Proceeds from disposition of merchandise	53.3	60.7	66.6
Cash advance fees	21.1	12.1	5.4
Check cashing royalties and fees	2.0	1.3	1.0

Total Revenue	100.0	100.0	100.0

Cost of Revenue

Disposed merchandise	32.8	37.9	43.4

Net Revenue	67.2	62.1	56.6

Expenses

Operations	36.9	36.7	35.9
Cash advance loss provision	5.0	2.8	1.9
Administration	8.5	8.4	7.3
Depreciation and amortization	3.7	3.4	3.6

Total Expenses	54.1	51.3	48.7

Income from Operations	13.1	10.8	7.9
Interest expense	1.7	2.3	2.6
Interest income	(0.1)	(0.1)	(0.2)
Foreign currency transaction gains	(0.2)	—	—
Gain from disposal of asset	—	(0.3)	—

Income from Continuing Operations before Income Taxes	11.7	8.9	5.5
Provision for income taxes	4.3	3.2	2.1

Income from Continuing Operations	7.4%	5.7%	3.4%

     The following table sets forth certain selected consolidated financial and non-financial data as of December 31, 2004, 2003 and 2002, and for each of the three years then ended ($ in thousands) related to the Company’s continuing operations.

	Year Ended December 31,
	2004	2003	2002
PAWN LENDING OPERATIONS:
Pawn loans
Annualized yield on pawn loans	131.1%	128.4%	126.0%
Total amount of pawn loans written and renewed	$336,021	$313,264	$302,911
Average pawn loan balance outstanding	$84,283	$78,432	$74,969
Average pawn loan balance per average location in operation	$211	$199	$187
Average pawn loan amount at end of year (not in thousands)	$89	$86	$84
Profit margin on disposition of merchandise as a percentage of proceeds from disposition of merchandise	38.5%	37.5%	34.8%
Average annualized merchandise turnover	3.0x	3.1x	2.9x
Average balance of merchandise held for disposition per average location in operation	$130	$122	$130
Pawnshop locations in operation –
Beginning of year, owned	398	396	404
Acquired	42	7	2
Start-ups	3	1	—
Combined or closed	(2)	(6)	(10)
End of year, owned	441	398	396
Franchise locations at end of year	11	7	13
Total pawnshop locations at end of year	452	405	409
Average number of owned pawnshop locations in operation	399	394	400

Cash advances
Total amount of cash advances written (a)	$220,203	$172,667	$123,677
Number of cash advances written (not in thousands) (a)	675,008	584,690	435,079
Average amount per cash advance (not in thousands) (a)	$326	$295	$284
Combined cash advances outstanding (a)	$18,318	$13,612	$12,116
Cash advances outstanding per location at end of year (a)	$43	$35	$31
Cash advances outstanding before allowance for losses (b)	$11,301	$11,961	$3,958
Locations offering cash advances at end of year	425	390	389
Average number of locations offering cash advances	391	385	390

CASH ADVANCE OPERATIONS (c):
Total amount of cash advances written (a)	$427,443	$127,851	$28
Number of cash advances written (not in thousands) (a)	1,252,177	380,770	81
Average amount per cash advance (not in thousands) (a)	$341	$336	$346
Combined cash advances outstanding (a)	$33,352	$20,045	$23
Cash advances outstanding per location at end of year (a)	$132	$130	$12
Cash advances outstanding before allowance for losses (b)	$29,547	$19,833	$—
Cash advance locations in operation –
Beginning of year	154	2	—
Acquired	32	121	—
Start-ups	72	31	2
Combined or closed	(5)	—	—
End of year	253	154	2
Average number of cash advance locations in operation	192	70	—

(Continued on Next Page)

	Year Ended December 31,
	2004	2003	2002
CHECK CASHING OPERATIONS (Mr. Payroll) (d):
Face amount of checks cashed	$1,132,627	$1,089,364	$1,041,434
Gross fees collected	$15,660	$15,266	$14,708
Fees as a percentage of checks cashed	1.4%	1.4%	1.4%
Average check cashed (not in thousands)	$372	$358	$349
Centers in operation at end of year	134	135	135
Average centers in operation for the year	135	136	135

(a)	Includes cash advances made by the Company and cash advances made by third-party banks offered at the Company’s locations.

(b)	Amounts recorded in the Company’s consolidated financial statements.

(c)	Includes only cash advance locations.

(d)	Includes franchised and company-owned locations.

OVERVIEW

Components of Consolidated Net Revenue. Consolidated net revenue is total revenue reduced by the cost of merchandise sold in the period. It represents the income available to satisfy expenses and is the measure management uses to evaluate top line performance. The growth in cash advance fees due to higher balances and the addition of new units, including the acquisition of Cashland in August 2003, has increased the comparative contribution from this product to the consolidated net revenue of the Company during 2004 compared to 2003 and 2002. While trending lower as a percent of total net revenue, pawn related net revenue, consisting of aggregate finance and service charges plus profit on the disposition of merchandise, remains the dominant source of net revenue at 65.6%, 78.5% and 88.6% for 2004, 2003 and 2002, respectively. The following graphs show consolidated net revenue and depict the mix of the components of net revenue for the years ended December 31, 2004, 2003 and 2002:

Contribution to Increase in Net Revenue. Cash advance fees have increased since 2002 as the result of the growth and development of newly opened units, the inclusion of Cashland since August 1, 2003, and the higher average cash advance balances. As illustrated below, these increases represented 65.1% of the Company’s overall increase in net revenue from 2002 to 2003 and 70.2% of the overall increase from 2003 to 2004. The increase in pawn related net revenue in the aggregate, combined finance and service charges and profit from the disposition of merchandise, declined from 31.6% to 23.7% of the increase in net revenue from continuing operations for 2004 compared to 2003. Check cashing royalties and fees accounted for 6.1% and 3.3% of the increase in net revenue in 2004 and 2003, respectively. These trends are depicted in the following graphs:

Year Ended 2004 Compared to Year Ended 2003

Consolidated Net Revenue. Consolidated net revenue is total revenue reduced by the cost of merchandise sold in the period. It represents the income available to satisfy expenses and is the measure management uses to evaluate top line performance. Consolidated net revenue increased $74.4 million, or 30.8%, to $315.6 million during 2004 from $241.2 million during 2003. The following table sets forth 2004 and 2003 net revenue by operating segment ($ in millions):

	2004	2003	Increase
Pawn lending operations	$239.9	$216.3	$23.6	10.9%
Cash advance operations	72.1	21.3	50.8	238.5
Check cashing operations	3.6	3.6	—	—

Consolidated net revenue	$315.6	$241.2	$74.4	30.8%

     The increase in consolidated net revenue was partially due to the consolidation of the operating results of Cashland for the entire year for 2004 as compared to only five months for 2003. Excluding the impact of Cashland, net revenue for 2004 was up $31.0 million, or 14.0%, compared to 2003. Higher revenue from the Company’s cash advance product, higher finance and service charges from pawn loans, and higher profit from the disposition of merchandise accounted for the increase in net revenue.

     The components of net revenue are finance and service charges from pawn loans, which increased $9.8 million; profit from the disposition of merchandise, which increased $7.9 million; cash advance fees generated both from pawn locations and cash advance locatons, which increased $52.2 million; and check cashing royalties and fees, which increased $4.5 million.

Finance and Service Charges. Finance and service charges increased $9.8 million, or 9.8%, from $100.7 million in 2003 to $110.5 million in 2004. An increase in the average balance of pawn loans outstanding contributed $7.5 million of the increase and the higher annualized yield of the pawn loan portfolio resulted in $2.3 million of the increase.

     The average balances of pawn loans were 7.5% higher in 2004 than in 2003. The increase in the average balance of pawn loans outstanding was driven by a 4.3% increase in the average number of pawn loans outstanding during 2004 coupled with a 3.0% increase in the average amount per loan. Management believes the higher average pawn loan balance outstanding is partially attributable to the current economic environment affecting the Company’s customers, which was conducive to an increase in loan demand, and expects this trend of higher demand for pawn loans to continue in 2005. Pawn loan balances at December 31, 2004 were $28.2 million, or 34.7% higher than at December 31, 2003, principally as a result of the acquisition of SuperPawn in December 2004. Annualized loan yield was 131.1% in 2004, compared to 128.4% in 2003. Favorable changes in the statutory rates and terms of pawn loans in some markets and improved performance of the pawn loan portfolio, including higher redemption rates and a slightly higher concentration of extended or renewed loans in the portfolio, contributed to the higher yield.

Profit from the Disposition of Merchandise. Profit from the disposition of merchandise represents the proceeds received from the disposition of merchandise in excess of the cost of disposed merchandise. The following table summarizes the proceeds from the disposition of merchandise and the related profit for 2004 as compared to 2003 ($ in millions):

	Year Ended December 31,
	2004			2003
	Merchan-	Refined		Merchan-	Refined
	dise	Gold	Total	dise	Gold	Total
Proceeds from disposition	$208.6	$41.7	$250.3	$202.3	$33.7	$236.0

Profit on disposition	$83.4	$13.0	$96.4	$79.0	$9.6	$88.6

Profit margin	40.0%	31.2%	38.5%	39.1%	28.5%	37.5%

     Total profit from the disposition of merchandise and refined gold increased $7.8 million, or 8.8%, due to higher profit margins on the disposition of merchandise (from 37.5% in 2003 to 38.5% in 2004) and a 6.1% increase in total proceeds from the disposition of merchandise. Excluding the effect of the disposition of refined gold, the profit margin on the disposition of merchandise increased to 40.0% in 2004 from 39.1% in 2003 due predominately to a heavier mix of jewelry sales. The profit margin on the disposition of refined gold was 31.2% in 2004 compared to 28.5% in 2003 due to the prevailing higher market prices of refined gold in 2004 than in 2003. Proceeds from disposition of merchandise, excluding refined gold, increased $6.3 million for 2004 due to higher levels of merchandise available for disposition and the acquisition of the SuperPawn stores in December 2004. Proceeds from disposition of refined gold increased $8.0 million, or 23.7%, due to higher market prices for gold and an increase in the volume of refined gold sold. The consolidated merchandise turnover rate decreased slightly to 3.0 times during 2004 from 3.1 times during 2003.

     Management anticipates that profit margin on the disposition of merchandise in the near term is likely to remain at or around current levels. Higher levels of merchandise available for disposition over the long term could result in lower profit margins which is generally offset by higher proceeds. The addition of SuperPawn operating results in 2005 should increase the average profit margin slightly due to a higher amount of jewelry sales which has historically produced higher gross profit margins. However, the increases in jewelry merchandise levels could reduce inventory turnover.

Cash Advance Fees. Cash advance fees increased $52.2 million to $99.2 million in 2004 as compared to $47.0 million in 2003, an increase of 111.1%. The increase was primarily due to the growth and development of new cash advance units and the inclusion of Cashland for the full year in 2004, while only five months of operating results of Cashland were included in 2003. Higher average cash advance balances outstanding during 2004 from new unit growth and from the acquisition of 32 California units during the third quarter also contributed to the increase in cash advance fees. As of December 31, 2004, the product was available in 678 lending locations, which included 425 pawnshops, and 253 cash advance locations. This included 366 units that offer the product on behalf of third-party banks for which the Company performs administrative services. Cash advance fees include revenue from the cash advance portfolio owned by the Company and fees for administrative services performed for the banks. See further discussion in Note 5 of Notes to Consolidated Financial Statements. (Although cash advance transactions may take the form of loans or deferred check deposit transactions, the transactions are referred to throughout this discussion as “cash advances” for convenience.)

     The following table sets forth cash advance fees by operating segment for the years ended December 31, 2004 and 2003 ($ in thousands):

	2004	2003	Increase
Cash advance operations	$66.2	$20.0	$46.2	231.0%
Pawn lending operations	33.0	27.0	6.0	22.2

Total	$99.2	$47.0	$52.2	111.1%

     The amount of cash advances written increased $347.1 million, or 115.5% to $647.6 million in 2004 from $300.5 million in 2003. Included in the amount of cash advances written in 2004 and 2003 were $238.9 million and $157.5 million, respectively, extended to customers by the banks. The average amount per cash advance increased to $336 from $311 due to changes in permitted loan amounts and adjustments to underwriting. The combined Company and bank portfolio of cash advances generated $106.6 million in revenue during 2004 compared to $51.2 million in 2003. The outstanding combined portfolio balance of cash advances increased $18.0 million, or 53.4%, to $51.7 million at December 31, 2004 from $33.7 million at December 31, 2003. Included in these amounts are $40.8 million and $31.8 million for 2004 and 2003, respectively, that are included in the Company’s consolidated balance sheets. An allowance for losses of $4.4 million and $3.4 million has been provided in the consolidated financial statements for December 31, 2004 and 2003, respectively, which is netted against the outstanding cash advance amounts on the Company’s consolidated balance sheets.

     Management anticipates continued growth in cash advance fees for fiscal 2005 due to increased consumer awareness and demand for the cash advance product, higher outstanding balances at December 31, 2004 compared to December 31, 2003, and the growth of balances from new units opened in 2003, 2004, and planned openings in 2005.

Check Cashing Royalties and Fees. Check cashing fees for Mr. Payroll remained constant at $3.6 million in 2004. Check cashing revenue for Cashland for 2004 and 2003 was $5.8 million and $1.4 million, respectively. The increase in fees for Cashland is due to the inclusion of the entire year for 2004 and the growth in the units. Cash America Payday Advance contributed $0.1 million of the increase during 2004.

Operations and Administration Expenses. Consolidated operations and administration expenses, as a percentage of total revenue, was 45.4% in 2004 compared to 45.1% in 2003. These expenses increased $38.1 million, or 21.7%, in 2004 compared to 2003. Pawn lending and Cash America Payday Advance operating expenses increased $11.9 million, or 7.4%, primarily as a result of the net increase of 43 owned pawnshop locations and 59 Cash America Payday Advance locations. Slightly higher staffing levels and increased advertising expenditures for the cash advance product also contributed to the expense increase. Cashland accounted for $26.1 million of the increase as a result of the establishment of 40 cash advance locations net of 5 closures and an additional seven months of expenses included for 2004 as compared to

2003 due to the acquisition on August 1, 2003. Mr. Payroll accounted for the remaining $0.1 million increase.

     As a multi-unit operator in the consumer finance industry, the Company’s operations and administration expenses are predominately related to personnel and occupancy expenses. Personnel expenses include base salary and wages, performance incentives, and benefits. Occupancy expenses include rent, property taxes and insurance, utilities, and maintenance. The combination of personnel and occupancy expenses represents 82.0% of total operations and administration expenses in 2004 and 83.8% in 2003. The comparison is as follows ($ in millions):

		% of		% of
	2004	Revenue	2003	Revenue
Personnel	$127.1	27.1%	$105.9	27.2%
Occupancy	48.1	10.2	41.1	10.6
Other	38.3	8.1	28.3	7.3

Total	$213.5	45.4%	$175.3	45.1%

     Of the $21.2 million, or 20.0%, increase in personnel expense from 2003 to 2004, $14.3 million is attributable to the addition of Cashland for twelve months in 2004 versus five months in 2003. The balance of the increase is due to unit additions during the year, an increase in staffing levels, slightly higher incentive expenses as a result of increased operating results, and normal recurring salary adjustments. Of the $7.0 million, or 17.0%, increase in occupancy expenses from 2003 to 2004, $5.1 million is due to the addition of Cashland for twelve months in 2004 versus five months in 2003. The balance of the increase is primarily due to unit additions.

Cash Advance Loss Provision. The Company maintains an allowance for losses on cash advances at a level projected to be adequate to absorb credit losses inherent in the outstanding combined cash advance portfolio. The cash advance loss provision is utilized to increase the allowance carried against the outstanding company owned cash advance portfolio and accrued losses on the bank owned portfolios. The cash advance loss provision increased $12.7 million to $23.5 million in 2004, compared to $10.8 million in 2003, principally due to the significant increase in the size of the portfolio and the inclusion of Cashland for the full year in 2004, while only five months of operating results were included in 2003. Cashland provided $12.7 million and $3.9 million of the 2004 and 2003 loss provisions, respectively. The loss provision as a percentage of cash advance fees increased to 23.7% in the current year from 22.9% in the prior year. The increase in the loss provision as a percentage of cash advance fees is attributable to an emphasis on broadening the customer base for the payday loan product offered in pawnshops. On average, cash advance locations tend to originate more advances and experience lower loss rates than cash advances originated at pawnshop locations. Management expects that the addition of more cash advance locations will continue this trend.

Depreciation and Amortization. Depreciation and amortization expense as a percentage of total revenue was 3.7% in 2004 compared to 3.4% in 2003. Total depreciation and amortization expenses increased $3.9 million, or 29.3%, primarily due to the increase in operating locations and the amortization of intangibles such as non-competition agreements and customer relationships acquired in the Cashland and other acquisitions.

Interest Expense. Interest expense as a percentage of total revenue declined to 1.7% in 2004 from 2.3% in 2003. Interest expense decreased $0.7 million, or 8.0%, to $8.1 million in 2004 as compared to $8.8 million in 2003. The decrease was due to the lower debt balances outstanding as a result of the repayment of the outstanding U.S. line of credit upon the sale of the foreign pawn lending operations. The effective blended borrowing cost was 6.3% in 2004 and 6.1% in 2003 as a result of the increase in short-term borrowing rates. The average amount of debt outstanding decreased during 2004 to $130.0 million from $145.4 million during 2003.

Interest Income. Interest income increased $0.3 million from $0.3 million in 2003 to $0.6 million in 2004, primarily due to the interest income totaling $0.5 million recorded on the subordinated notes received in the sale of the Company’s foreign pawn lending operations.

Foreign Currency Transaction Gains. The Company received two notes receivable denominated in Swedish kronor in the sale of the Company’s foreign pawn lending operations. Exchange rate changes between the United States dollar and the Swedish kronor resulted in gains of $1.1 million in 2004.

Gain from Disposal of Asset. During 2003, the Company sold real estate that was being held for investment purposes following the reconstruction of the corporate headquarters. The Company received cash proceeds of $1.6 million and realized a gain of $1.0 million.

Income Taxes. The Company’s effective tax rate for continuing operations for 2004 was 36.5% as compared to 35.8% for 2003. The Company’s consolidated effective tax rate for 2003 was affected by a reduction in the deferred tax valuation allowance for capital losses as a result of the recognition of the capital gain from the sale of real estate held for investment. The effective tax rate for 2003 would have been 37.3% excluding the gain and the related tax effect.

Income from Continuing Operations. Income from continuing operations was $35.0 million and $22.0 million for 2004 and 2003, respectively, up 59.1%. Diluted income from continuing operations per share was $1.18 for 2004, as compared to $0.83 for 2003, reflecting a 42.2% increase. Excluding the gain of $1.0 million from the sale of the asset ($1.1 million after income tax benefit), diluted income from continuing operations was $0.78 per share for 2003.

Year Ended 2003 Compared to Year Ended 2002

Consolidated Net Revenue. Consolidated net revenue increased $42.8 million, or 21.6%, to $241.2 million during 2003 from $198.4 million during 2002. The following table sets forth 2003 and 2002 net revenue by operating segment ($ in millions):

			Increase/
	2003	2002	(decrease)
Pawn lending operations	$216.3	$194.9	$21.4	11.0%
Cash advance operations	21.3	—	21.3	—
Check cashing operations	3.6	3.5	0.1	2.9

Consolidated net revenue	$241.2	$198.4	$42.8	21.6%

     The increase in consolidated net revenue was partially due to the acquisition of Cashland on August 1, 2003 and the inclusion of their operating results for five months in 2003. Excluding the impact of Cashland, net revenue for 2003 was up $22.8 million, or 11.5%, compared to 2002. The Company’s lending operations contributed the majority of the increase in consolidated net revenue excluding Cashland. Higher revenue from the Company’s cash advance product being offered in pawn locations, higher finance and service charges from pawn loans, and higher profit from the disposition of merchandise accounted for the increase in net revenue.

     The components of net revenue are finance and service charges from pawn loans, which increased $6.2 million; profit from the disposition of merchandise, which increased $7.3 million; cash advance fees, which increased $27.9 million; and check cashing royalties and fees, which increased $1.4 million.

Finance and Service Charges. Finance and service charges increased $6.2 million, or 6.6%, from $94.5 million in 2002 to $100.7 million in 2003. An increase in the average balance of pawn loans outstanding contributed $4.3 million of the increase and the higher annualized yield of the pawn loan portfolio resulted in $1.9 million of the increase.

     The average balances of pawn loans were 4.6% higher in 2003 than in 2002. The increase in the average balance of pawn loans outstanding was driven by a 2.8% increase in the average number of pawn loans outstanding during 2003 coupled with a 1.8% increase in the average amount per loan. Management believes the higher average pawn loan balance outstanding is partially attributable to adverse trends in the U.S. economy, which were conducive to an increase in loan demand. As management expected, during the third quarter of 2003, the pawn lending operations experienced a slow down in the rate of growth of pawn loan balances due to the advance child tax credit payments distributed by the Internal Revenue Service to certain customers. Management believes that customers may have used these proceeds to repay loans and/or reduce demand for loans in that quarter. Pawn loan balances at December 31, 2003 were $2.5 million, or 3.2% higher than at December 31, 2002 mostly due to unit additions during 2003. Annualized loan yield was 128.4% in 2003, compared to 126.0% in 2002. Improved performance of the pawn loan portfolio, including higher redemption rates and a slightly higher concentration of extended or renewed loans in the portfolio, contributed to the higher yield.

Profit from the Disposition of Merchandise. Profit from the disposition of merchandise represents the proceeds received from the disposition of merchandise in excess of the cost of disposed merchandise. The following table summarizes the proceeds from the disposition of merchandise and the related profit for 2003 as compared to 2002 ($ in millions):

	Year Ended December 31,
	2003			2002
	Merchan-	Refined		Merchan-	Refined
	dise	Gold	Total	dise	Gold	Total
Proceeds from disposition	$202.3	$33.7	$236.0	$206.8	$26.6	$233.4

Profit on disposition	$79.0	$9.6	$88.6	$76.6	$4.7	$81.3

Profit margin	39.1%	28.5%	37.5%	37.0%	17.7%	34.8%

     Profit from the disposition of merchandise and refined gold increased $7.3 million, or 9.0%, due to higher profit margins on the total disposition of merchandise (from 34.8% in 2002 to 37.5% in 2003). Excluding the effect of the disposition of refined gold, the profit margin on the disposition of merchandise increased to 39.1% in 2003 from 37.0% in 2002 due predominately to lower levels of aged merchandise and the lower average cost of merchandise sold. Proceeds from disposition of merchandise, excluding refined gold, decreased $4.5 million for 2003 due to lower average balances of merchandise available for disposition. The profit margin on the disposition of refined gold was 28.5% in 2003 compared to 17.7% in 2002 due to the prevailing higher market prices of refined gold in 2003 than in 2002. Proceeds from disposition of refined gold increased $7.1 million, or 26.7%, due to higher market prices for gold and an increase in the volume of refined gold sold. The consolidated merchandise turnover rate increased to 3.1 times during 2003 from 2.9 times during 2002.

Cash Advance Fees. Cash advance fees increased $27.9 million to $47.0 million in 2003 as compared to $19.1 million in 2002, an increase of 146.1%. The increase was primarily due to the addition of the operating results of Cashland beginning August 1, 2003. Excluding the impact of Cashland, cash advance fees for 2003 were $28.3 million, up $9.2 million, or 48.2%, due to higher average cash advance balances outstanding during 2003 resulting from higher demand for the cash advance product. The Company introduced cash advances to its broad group of locations in 2000. The product was available in 544 U.S. lending locations, which included 390 pawnshop locations and 154 cash advance locations. This included 304 units that offer the product on behalf of a third-party bank for which the Company performs administrative services. Cash advance fees include revenue from the cash advance portfolio owned by the Company and fees for administrative services performed for the bank. During the first quarter of 2003, the Company terminated its relationship with the national bank that had offered this product in many of its stores and entered into an agreement with a state chartered bank to offer the product in those stores.

     The following table sets forth cash advance fees by operating segment for the years ended December 31, 2003 and 2002 ($ in thousands):

	2003	2002	Increase
Cash advance operations	$20.0	$—	$20.0	—%
Pawn lending operations	27.0	19.1	7.9	41.1

Total	$47.0	$19.1	$27.9	146.1%

     Excluding the cash advance activities of Cashland, the amount of cash advances written increased $58.1 million, or 47.0%, to $181.8 million in 2003 from $123.7 million in 2002. Included in the amount of cash advances written in 2003 and 2002 were $157.5 million and $106.1 million, respectively, extended to customers by the bank. The average amount per cash advance increased to $297 from $284. The combined Company and bank portfolio of cash advances generated $32.5 million in revenue during 2003 compared to $21.7 million in 2002. The outstanding combined portfolio balance of cash advances increased $2.9 million to $15.0 million at December 31, 2003 from $12.1 million at December 31, 2002. Included in these amounts are $13.2 million and $4.0 million for 2003 and 2002, respectively, that are included in the Company’s consolidated balance sheets. An allowance for losses of $1.5 million and $1.7 million has been provided in the consolidated financial statements for December 31, 2003 and 2002, respectively, which offsets the outstanding cash advance amounts from these activities.

     The amount of cash advances written by Cashland for the period from August 1, 2003 through December 31, 2003 was $118.7 million. The average amount per cash advance was $336. Cashland generated cash advance fees of $18.7 million during the five-month period. At December 31, 2003, the Company’s consolidated balance sheet included an outstanding portfolio of $16.7 million, net of an allowance for losses of $1.9 million, related to activities of Cashland.

Check Cashing Royalties and Fees. Check cashing fees for Mr. Payroll increased $0.1 million in 2003. Check cashing revenue for Cashland for the period from August 1, 2003 through December 31, 2003 was $1.4 million.

Operations and Administration Expenses. Consolidated operations and administration expenses, as a percentage of total revenue, were 45.1% in 2003 compared to 43.2% in 2002. These expenses increased $23.9 million, or 15.8%, in 2003 compared to 2002. Pawn lending expenses increased $12.0 million, or 8.0%, as a result of higher expenses related to the cash advance product, including advertising and the establishment of 17 new locations and increased incentive expenses associated with the improvement in operating results. Slightly higher staffing levels also contributed to the increase in pawn lending operating expenses. The addition of Cashland beginning August 1, 2003 contributed $11.7 million of the increase. Mr. Payroll’s expenses increased $0.2 million.

     As a multi-unit operator in the consumer finance industry, the Company’s operations and administration expenses are predominately related to personnel and occupancy expenses. Personnel expenses include base salary and wages, performance incentives, and benefits. Occupancy expenses include rent, property taxes and insurance, utilities, and maintenance. The combination of personnel and occupancy expenses represents 83.8% of total operations and administration expenses in 2003 and 85.6% in 2002. The comparison is as follows ($ in millions):

		% of		% of
	2003	Revenue	2002	Revenue
Personnel	$105.9	27.2%	$91.8	26.2%
Occupancy	41.1	10.6	37.7	10.7
Other	28.3	7.3	21.9	6.3

Total	$175.3	45.1%	$151.4	43.2%

     Of the $14.1 million, or 15.4%, increase in personnel expense, $6.2 million is attributable to the addition of Cashland in August 2003. The balance of the increase is due to unit additions during the year, higher incentive expenses as a result of the improved operating results, an increase in staffing levels, and normal recurring salary adjustments. Of the $3.4 million, or 9.0%, increase in occupancy expenses, $2.4 million is due to the addition of Cashland. The balance of the increase is primarily due to unit additions.

Cash Advance Loss Provision. The cash advance loss provision increased $4.1 million to $10.8 million in 2003, compared to $6.7 million in 2002, principally due to the acquisition of Cashland at August 1, 2003 and the significant increase in the size of the portfolio. Cashland provided $3.9 million of the 2003 loss provision. The loss provision as a percentage of cash advance fees decreased to 22.9% in the current year from 35.0% in the prior year. The decrease in the loss provision as a percentage of cash advance fees is due to lower loss rates experienced by the Company in the current year compared to the prior year. The Company continued to improve its collection performance in 2003. Also, the addition of Cashland for a partial year reduced the percentage of loss provision to cash advance fees due to their lower loss experience. The loss provision as a percentage of cash advance fees would have been 24.1% for the current year without Cashland. See Note 5 of Notes to Consolidated Financial Statements.

Depreciation and Amortization. Depreciation and amortization expense as a percentage of total revenue was 3.4% in 2003 compared to 3.6% in 2002. Total depreciation and amortization expenses increased $0.8 million, or 6.3%, primarily due to the addition of Cashland beginning in August 2003.

Interest Expense. Interest expense as a percentage of total revenue declined to 2.3% in 2003 from 2.6% in 2002. Interest expense decreased $0.2 million, or 2.2%, to $8.8 million in 2003 as compared to $9.0 million in 2002. Lower interest rates on floating rate debt and lower debt balances outstanding prior to the acquisition of Cashland on August 1, 2003 contributed to the decrease. The Company obtained cash of $32.0 million for the acquisition of Cashland through the expansion of its U.S. line of credit from $90.0 million to $135.0 million. The effective blended borrowing cost was 6.1% in 2003 and 5.9% in 2002. The increase in blended borrowing cost was partially due to the Company’s issuance of $42.5 million of long-term fixed rate notes in July 2002 that replaced lower cost floating rate debt.

Interest Income. Interest income decreased $0.2 million, from $0.5 million in 2002 to $0.3 million in 2003. The decrease is primarily due to the elimination of interest income from notes receivable repaid during 2003.

Loss from Derivative Valuation Fluctuations. There were no adjustments to the fair value of interest rate cap agreements during 2003, as compared to a loss of $0.2 million in 2002. See Note 14 of Notes to Consolidated Financial Statements.

Gain from Disposal of Asset. During 2003, the Company sold real estate that was being held for investment purposes following the reconstruction of the corporate headquarters. The Company received cash proceeds of $1.6 million and realized a gain of $1.0 million.

Income Taxes. The Company’s effective tax rate for 2003 was 35.8% as compared to 38.3% for 2002. The Company’s consolidated effective tax rate for 2003 was affected by a reduction in the deferred tax valuation allowance for capital losses as a result of the recognition of the capital gain from the sale of real estate held for investment. The effective tax rate for 2003 would have been 37.3% excluding the gain and the related tax effect.

Income from Continuing Operations. Income from continuing operations was $22.0 million and $11.9 million for 2003 and 2002, respectively. Diluted income from continuing operations per share was $0.83 for 2003, as compared to $0.48 for 2002. Excluding the gain of $1.0 million from the sale of asset ($1.1 million after income tax benefit), diluted income from continuing operations was $0.78 per share for 2003.

LIQUIDITY AND CAPITAL RESOURCES

     The Company’s cash flows and other key indicators of liquidity are summarized as follows ($ in millions):

	Year Ended December 31,
	2004		2003		2002
Operating activities cash flows	$80.7		$69.8		$39.4

Investing activities cash flows:
Pawn loans	(10.3)		(5.1)		0.1
Cash advances	(28.4)		(23.6)		(7.2)
Acquisitions	(122.4)		(45.5)		(1.0)
Proceeds from sale of subsidiaries/non-operating asset	104.9		1.6		—
Property and equipment additions	(28.5)		(16.0)		(9.1)

Financing activities cash flows	7.2		28.5		(25.4)

Working capital, excluding discontinued operations	$209.5		$156.1		$118.6
Current ratio	4.6	x	4.3	x	4.0	x
Debt/EBITDA [1]	2.1	x	2.7	x	3.4	x
Merchandise turnover	3.0	x	3.1	x	2.9	x

[1]	Debt/EBITDA is a “non-GAAP” measure of liquidity. For the purpose of this analysis, EBITDA is calculated as follows:

          Income from operations + depreciation and amortization

Management views this ratio as an important measure of liquidity. This term is commonly recognized by the capital markets for this purpose and, therefore, is deemed to be a relevant measure for disclosure. Management is not aware of a comparable GAAP financial measure that would provide comparable information to investors.

Cash flows from operating activities. Net cash provided by operating activities of continuing operations was $80.7 million for 2004. Net cash generated from the Company’s pawn lending operations, cash advance operations and check cashing operations were $57.9 million, $22.1 million and $0.7 million, respectively. The improvement in cash flows from operating activities in 2004 as compared to 2003 was due to the improvement in results of pawn lending operations, the growth and development of cash advance locations opened in recent periods as well as the addition of Cashland for twelve months in 2004 versus five months in 2003.

     Historically, the Company’s finance and service charge revenue is highest in the first and fourth fiscal quarters (October through March) due to higher average loan balances. Proceeds from the disposition of merchandise are also generally highest in the Company’s fourth and first fiscal quarters (October through March) due to the holiday season and the impact of tax refunds. The net effect of these factors is that net revenues and net income typically are highest in the fourth and first fiscal quarters and likewise the Company’s cash flow is generally greatest in these two fiscal quarters.

Cash flows from investing activities. Higher lending activities led to increases in the Company’s investment in pawn loans and cash advances during 2004 that used cash of $10.3 million and $28.4 million, respectively. In addition, the Company acquired the assets of 42 pawnshops (including 41 SuperPawn locations in four western states) for a total of $104.8 million of cash and Company stock valued at $12.6 million. Of the total cash consideration, $1.5 million is payable in early 2005 and is included in “Accounts payable and accrued expenses” in the accompanying Consolidated Balance Sheet as of December 31, 2004. The Company also acquired 32 cash advance locations in southern California operating under the trade names of Urgent Money and GoldX for $14.6 million of cash. During the first quarter of 2004, the

Company amended the Cashland asset purchase agreement and made a final payment of additional consideration in the amount of $5.4 million, consisting of $2.9 million in cash and a subordinated note for $2.5 million. The Company also invested $28.5 million in property and equipment in 2004 for the establishment of 3 new pawnshop locations, 72 cash advance locations (27 Cash America Payday Advance and 45 Cashland), the remodeling of selected operating units and ongoing enhancements to the information technology infrastructure, and other property additions.

     In September 2004, the Company sold its foreign pawn lending operations in the United Kingdom and Sweden to Rutland Partners LLP and received net cash proceeds of $104.9 million after paying off the outstanding balance of the multi-currency line of credit.

     Management anticipates that capital expenditures for 2005 will be approximately $30 to $40 million primarily for the establishment of approximately 75 to 85 combined total of new cash advance-only locations and pawnshops, for the remodeling of selected operating units, and for enhancements to communications and information systems. The additional capital required to pursue acquisition opportunities is not included in the estimate of capital expenditures because of the uncertainties surrounding any potential transaction of this nature at this time.

Cash flows from financing activities. During 2004, the Company had net borrowings of $24.4 million on bank lines of credit, of which $17.5 million was used to pay the additional cash portion of the acquisitions made during the year in excess of cash proceeds received upon the sale of the foreign lending operations. The Company made repayments of $8.3 million on senior unsecured notes. Additional uses of cash included $10.6 million (including a special dividend of $8.6 million declared upon the sale of the foreign pawn lending operations) for dividends paid and $4.3 million for the purchase of treasury shares (including $0.3 million purchases on behalf of participants relating to the Non-Qualified Savings Plan). On July 24, 2002, the Company’s Board of Directors authorized management to purchase up to one million shares of its common stock in the open market and terminated the open market purchase authorization established in 2000. During 2004, the Company purchased 173,200 shares for an aggregate amount of $4.0 million under this authorization. Additional purchases may be made from time to time in the open market, and it is expected that funding will come from operating cash flow. During 2004, options for 707,199 shares were exercised by its current and former directors, officers and employees and generated proceeds of $6.1 million of equity from the exercise of stock options.

     Under the terms of its U.S. line of credit agreement, as of March 31, 2004, the Company’s line of credit was reduced to $130.0 million from $135.0 million. At December 31, 2004, there was $92.5 million outstanding on this line of credit. See Note 9 of Notes to Consolidated Financial Statements.

     In February 2005, the Company amended and restated the existing line of credit agreement to increase the credit limit to $250.0 million and extend the maturity to February 2010. Interest on the amended line of credit is charged, at the Company’s option, at either LIBOR plus a margin or at the agent’s base rate. The margin on the line of credit varies from 0.875% to 1.875%, depending on the Company’s cash flow leverage ratios as defined in the amended agreement. The Company pays a fee on the unused portion ranging from 0.25% to 0.30% based on the Company’s cash flow leverage ratios as defined in the amended agreement.

     The credit agreement and the senior unsecured notes require the Company to maintain certain financial ratios. The Company is in compliance with all covenants and other requirements set forth in its debt agreements. A significant decline in demand for the Company’s products and services may cause the Company to reduce its planned level of capital expenditures and lower its working capital needs in order to maintain compliance with the financial ratios in those agreements. A violation of the credit agreements could result in an acceleration of the Company’s debt and increase the Company’s borrowing costs and could even adversely affect the Company’s ability to renew existing credit facilities, or obtain access to new credit facilities in the future. The Company does not anticipate a significant decline in demand for its services and has historically been successful in maintaining compliance with and renewing its debt agreements.

     The following table summarizes the Company’s contractual obligations of its continuing operations at December 31, 2004, and the effect such obligations are expected to have on its liquidity and cash flow in future periods, before giving effect to the February 2005 amendment to the Company’s line of credit (in millions):

	2005	2006	2007	2008	2009	Thereafter	Total
Line of Credit	$—	$92.5	$—	$—	$—	$—	$92.5
Other long-term debt	16.8	17.1	17.1	13.0	8.7	1.4	74.1
Non-cancelable leases	29.5	24.4	19.0	13.9	9.3	11.8	107.9

Total	$46.3	$134.0	$36.1	$26.9	$18.0	$13.2	$274.5

     Management believes that borrowings available under the credit facilities, cash generated from operations and current working capital of $209.5 million should be sufficient to meet the Company’s anticipated future capital requirements.

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

Risk Factors

     Important risk factors that could cause results or events to differ from current expectations are described below. These factors are not intended to be an all-encompassing list of risks and uncertainties that may affect the operations, performance, development and results of the Company’s business.

•	Changes in customer demand for the Company’s products and specialty financial services could adversely affect results. Although the Company’s products and services are a staple of its customer base, a significant change in the needs or wants of customers and the Company’s failure to adapt to those needs or wants could result in a significant decrease in the revenues of the Company.

•	The actions of third-parties who offer products, services or support at the Company’s locations could adversely affect results. The Company makes products and services available to its customers through various third parties. A failure of a third-party provider to provide its product or service or to maintain the quality and consistency of its product or service could result in a loss of customers and a related loss in revenue from those products or services. The Company also utilizes third parties to support and maintain certain of its computerized point-of-sale and information systems. The failure of such a third party to fulfill its support and maintenance obligations could cause a disruption in the Company’s unit operations.

•	Circumstances could adversely affect the ability of the Company to open and acquire new operating units in accordance with its plans. The Company’s expansion program is subject to numerous factors which cannot be predicted or controlled, such as the availability of attractive acquisition candidates and the Company’s ability to attract, train and retain qualified unit management personnel. Another such factor is the availability of sites with acceptable restrictions and suitable terms and general economic conditions.

•	Changes in competition from various sources such as banks, savings and loans, short-term consumer lenders, and other similar financial services entities, as well as retail businesses that offer products and services offered by the Company, could put additional pressure on the Company. The Company encounters significant competition in connection with its lending and merchandise disposition operations from other pawnshops, cash advance companies and other forms of financial institutions such as consumer finance companies. Significant increases in these competitive influences could adversely affect the Company’s operations through a decrease in the number of cash advances and pawn loans originated, resulting in lower levels of earning assets in these categories.

•	Changes in economic conditions could reduce earnings. While the credit risk for most of the Company’s consumer lending is mitigated by the collateralized nature of pawn lending, a sustained deterioration in the economic environment could adversely affect the Company’s operations through a deterioration in performance of its pawn loan or cash advance portfolios, or by reducing consumer demand for the purchase of pre-owned merchandise.

•	Adverse real estate market fluctuations could affect the Company’s profits. A significant rise in real estate prices could result in an increase in the cost of store leases as the Company opens new locations and renews leases for existing locations.

•	Interest rates could rise and affect earnings. Although the softness in the U.S. economy over the past several years has resulted in relatively low interest rates offered by lending institutions, the Federal Reserve Bank has embarked on a program to gradually increase the federal funds rates. If current trends continue in interest rates, this could increase the cost of borrowing to the Company.

•	Changes in the capital markets or the Company’s financial condition could reduce available capital. The Company regularly accesses the debt capital markets to refinance existing debt obligations and to obtain capital to finance growth. Efficient access to these markets is critical to the Company’s ongoing financial success; however, the Company’s future access to the debt capital markets could become restricted should the Company experience deterioration of its cash flows, balance sheet quality, or overall business or industry prospects.

•	Changes in tax and other laws and governmental rules and regulations applicable to the specialty financial services industry can have adverse effects. The Company’s lending activities are subject to extensive regulation and supervision under various federal, state and local laws, ordinances and regulations. The Company faces the risk that new laws and regulations could be enacted that could have a negative impact on the Company’s U.S. lending activities.

•	Other factors are discussed under Quantitative and Qualitative Disclosures about Market Risk.

•	Other risks that are indicated in the Company’s filings with the Securities and Exchange Commission may apply as well.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Market risks relating to the Company’s operations result primarily from changes in interest rates and gold prices. The Company does not engage in speculative or leveraged transactions, nor does it hold or issue financial instruments for trading purposes.

Interest Rate Risk. Management’s objective is to minimize the cost of borrowing through an appropriate mix of fixed and floating rate debt. Derivative financial instruments, such as interest rate cap agreements, may be used for the purpose of managing fluctuating interest rate exposures that exist from ongoing business operations. After considering the effectiveness, if any, of the interest rate cap agreements, the Company had net variable rate borrowings outstanding of $92.5 million and $68.1 million at December 31, 2004 and 2003, respectively. If prevailing interest rates were to increase 100 basis points over the rates at December 31, 2004 and 2003, respectively, and the variable rate borrowings outstanding remained constant, the Company’s interest expense would increase by $0.9 million and $0.8 million, and net income after taxes would decrease by $0.6 million and $0.5 million in 2004 and 2003, respectively. If prevailing interest rates were to decrease 100 basis points from the rates at December 31, 2004 and 2003, respectively, the combined fair values of the Company’s outstanding fixed rate debt ($76.6 million and $84.5 million, respectively) would increase by $1.8 million and $2.4 million as of December 31, 2004 and 2003, respectively.

Gold Price Risk. The Company periodically uses forward sale contracts with a major gold bullion bank to sell a portion of the expected amount of refined gold produced in the normal course of business from its liquidation of forfeited gold merchandise. A significant decrease in the price of gold would result in a reduction of proceeds from the disposition of refined gold to the extent that amounts sold were in excess of the amount of contracted forward sales. In addition, a significant and sustained decline in the price of gold would negatively impact the value of some of the goods pledged as collateral by customers and identified for liquidation as refined gold. In this instance, management believes some customers would be willing to add additional items of value to their pledge in order to obtain the desired loan amount. However, those customers unable or unwilling to provide additional collateral would receive lower loan amounts, possibly resulting in a lower balance of pawn loans outstanding for the Company.

Foreign Exchange Risk. The notes receivable received in the sale of the Company’s foreign operations are subject to the risk of unexpected change in the Swedish kronor exchange rates. As a result of fluctuations in the Swedish kronor, the Company recorded foreign currency transaction gains of $1.1 million in 2004. A hypothetical 10% decline in the exchange rate of the Swedish kronor at December 31, 2004 would have decreased net income by $0.5 million.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Cash America International, Inc.

We have completed an integrated audit of Cash America International, Inc.’s 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the accompanying consolidated balance sheets and related consolidated statements of operations, stockholders’ equity, comprehensive income and cash flows present fairly, in all material respects, the financial position of Cash America International, Inc. and its subsidiaries (the “Company”) at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in the accompanying Report of Management on Internal Control Over Financial Reporting, that the Company maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As described in the Report of Management on Internal Control Over Financial Reporting, management has excluded the pawn operating assets acquired from Camco, Inc. which operated under the trade name of SuperPawn (“SuperPawn”) from its assessment of internal control over financial reporting as of December 31, 2004, because they were acquired by the Company in a purchase business combination during 2004. We have also excluded SuperPawn from our audit of internal control over financial reporting. SuperPawn is included in a consolidated subsidiary and SuperPawn’s total revenues and total assets represented 1.2% and 21.2%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2004.

/s/ PricewaterhouseCoopers LLP

Fort Worth, Texas
February 24, 2005

REPORT OF MANAGEMENT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

     Management is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of the Company’s internal control over financial reporting. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

     Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004. In making its assessment of the effectiveness of the Company’s internal control over financial reporting, management of the Company has utilized the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

     Based on management’s assessment, we concluded that, as of December 31, 2004, the Company’s internal control over financial reporting is effective based on those criteria. Our assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 has excluded the pawn operating assets acquired from Camco, Inc., which operated under the trade name SuperPawn (“SuperPawn”), because they were acquired by the Company in a purchase business combination during 2004. SuperPawn is included in a consolidated subsidiary and SuperPawn’s total revenues and total assets represented 1.2% and 21.2%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2004.

     Our assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in this Form 10-K.

/s/ DANIEL R. FEEHAN	/s/ THOMAS A. BESSANT, JR.

Daniel R. Feehan	Thomas A. Bessant, Jr.
President and Chief Executive Officer	Executive Vice President and
Chief Financial Officer

February 24, 2005	February 24, 2005

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31,
	2004	2003
Assets

Current assets:
Cash and cash equivalents	$15,103	$11,959
Pawn loans	109,353	81,154
Cash advances, net	36,490	28,401
Merchandise held for disposition, net	67,050	49,432
Finance and service charges receivable	20,458	15,667
Other receivables and prepaid expenses	10,547	6,612
Income taxes recoverable	—	2,853
Deferred tax assets	9,293	6,868
Current assets of discontinued operations	—	82,265

Total current assets	268,294	285,211

Property and equipment, net	87,612	67,852
Goodwill	164,073	99,084
Intangible assets, net	24,361	4,717
Other assets	10,825	2,595
Non-current assets of discontinued operations	—	30,128

Total assets	$555,165	$489,587

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable and accrued expenses	$33,854	$34,416
Customer deposits	5,686	4,102
Income taxes currently payable	2,505	—
Current portion of long-term debt	16,786	8,286
Current liabilities of discontinued operations	—	4,742

Total current liabilities	58,831	51,546

Deferred tax liabilities	10,999	5,052
Other liabilities	1,559	1,450
Long-term debt	149,840	139,754
Non-current liabilities of discontinued operations	—	15,292

Commitments and contingencies (Note 11)

Stockholders’ equity:
Common stock, $.10 par value per share, 80,000,000 shares authorized; 30,235,164 shares issued in 2004 and 2003	3,024	3,024
Additional paid-in capital	154,294	141,867
Retained earnings	187,860	141,642
Accumulated other comprehensive income	—	7,995
Notes receivable secured by common stock	(2,488)	(2,488)
Treasury shares at cost (938,386 shares in 2004 and 2,040,180 shares in 2003)	(8,754)	(15,547)

Total stockholders’ equity	333,936	276,493

Total liabilities and stockholders’ equity	$555,165	$489,587

See notes to consolidated financial statements.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended December 31,
	2004	2003	2002
Revenue
Finance and service charges	$110,495	$100,699	$94,458
Proceeds from disposition of merchandise	250,291	236,032	233,396
Cash advance fees	99,202	46,955	19,084
Check cashing royalties and fees	9,490	4,949	3,563

Total Revenue	469,478	388,635	350,501

Cost of Revenue
Disposed merchandise	153,866	147,456	152,071

Net Revenue	315,612	241,179	198,430

Expenses
Operations	173,277	142,816	125,911
Cash advance loss provision	23,529	10,756	6,676
Administration	40,183	32,519	25,484
Depreciation and amortization	17,210	13,269	12,487

Total Expenses	254,199	199,360	170,558

Income from Operations	61,413	41,819	27,872
Interest expense	8,148	8,817	8,958
Interest income	(642)	(310)	(549)
Foreign currency transaction gains	(1,116)	—	—
Loss from derivative valuation fluctuations	—	—	150
Gain from disposal of asset	—	(1,013)	—

Income from Continuing Operations before Income Taxes	55,023	34,325	19,313
Provision for income taxes	20,058	12,295	7,396

Income from Continuing Operations	34,965	22,030	11,917

Income from discontinued operations (including gain on disposal of $19,023 for 2004)	28,284	11,809	10,803
Provision for income taxes (including $3,608 on gain on disposal for 2004)	6,414	3,803	3,411

Income from discontinued operations	21,870	8,006	7,392

Net Income	$56,835	$30,036	$19,309

Net income per share:
Basic –
Income from continuing operations	$1.23	$0.86	$0.49
Income from discontinued operations	$0.77	$0.31	$0.30
Net income	$2.00	$1.17	$0.79
Diluted –
Income from continuing operations	$1.18	$0.83	$0.48
Income from discontinued operations	$0.74	$0.30	$0.30
Net income	$1.92	$1.13	$0.78
Weighted average common shares outstanding:
Basic	28,402	25,586	24,424
Diluted	29,584	26,688	24,841
Dividends declared per common share	$0.370	$0.065	$0.050

See notes to consolidated financial statements.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	Year Ended December 31,
	2004		2003		2002
	Shares	Amount	Shares	Amount	Shares	Amount
Common stock
Balance at end of year	30,235,164	$3,024	30,235,164	$3,024	30,235,164	$3,024

Additional paid-in capital
Balance at beginning of year		141,867		127,819		127,821
Reissuance of treasury shares		7,298		5,597		—
Exercise of stock options		210		(249)		(11)
Stock-based compensation expense		1,199		14		—
Tax benefit from exercise of stock options		3,720		8,686		9

Balance at end of year		154,294		141,867		127,819

Retained earnings
Balance at beginning of year		141,642		113,278		95,192
Net income		56,835		30,036		19,309
Dividends declared		(10,617)		(1,672)		(1,223)

Balance at end of year		187,860		141,642		113,278

Accumulated other comprehensive income (loss)
Balance at beginning of year		7,995		(2,718)		(10,820)
Foreign currency translation gain		(1,741)		10,713		8,102
Sale of subsidiaries		(6,254)		—		—

Balance at end of year		—		7,995		(2,718)

Notes receivable secured by common stock
Balance at beginning of year		(2,488)		(5,864)		(5,890)
Payments on notes receivable during year		—		3,376		26

Balance at end of year		(2,488)		(2,488)		(5,864)

Treasury shares at cost
Balance at beginning of year	(2,040,180)	(15,547)	(5,939,794)	(43,204)	(5,643,318)	(40,896)
Purchases of treasury shares	(184,198)	(4,328)	(198,158)	(2,320)	(303,851)	(2,362)
Reissuance of treasury shares	578,793	5,264	1,533,333	11,208	—	—
Exercise of stock options	707,199	5,857	2,564,439	18,769	7,375	54

Balance at end of year	(938,386)	(8,754)	(2,040,180)	(15,547)	(5,939,794)	(43,204)

Total Stockholders’ Equity		$333,936		$276,493		$192,335

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Year Ended December 31,
	2004	2003	2002
Net income	$56,835	$30,036	$19,309
Other comprehensive income (loss) net of tax of $0 –
Foreign currency translation gain (loss)	(1,741)	10,713	8,102

Total Comprehensive Income	$55,094	$40,749	$27,411

See notes to consolidated financial statements.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2004	2003	2002
Cash Flows from Operating Activities:
Net income	$56,835	$30,036	$19,309
Less: Income from discontinued operations	21,870	8,006	7,392

Income from continuing operations	34,965	22,030	11,917
Adjustments to reconcile income from continuing operations to net cash provided by operating activities of continuing operations:
Depreciation and amortization	17,210	13,269	12,487
Cash advance loss provision	23,529	10,756	6,676
Stock-based compensation expense	1,199	14	—
Foreign currency transaction gains	(1,116)	—	—
Gain from disposal of asset	—	(1,013)	—
Loss from derivative valuation fluctuations	—	—	150
Changes in operating assets and liabilities -
Merchandise held for disposition	4,830	5,907	9,155
Finance and service charges receivable	(1,359)	(928)	(697)
Other receivables and prepaid expenses	(2,569)	1,530	(2,276)
Accounts payable and accrued expenses	(5,723)	12,502	(5,480)
Customer deposits, net	714	8	89
Current income taxes, net	3,918	4,455	902
Deferred income taxes, net	5,074	1,299	6,524

Net cash provided by operating activities of continuing operations	80,672	69,829	39,447

Cash Flows from Investing Activities:
Pawn loans made	(290,013)	(272,388)	(266,524)
Pawn loans repaid	157,624	149,810	145,624
Principal recovered on forfeited loans through dispositions	122,115	117,447	120,960
Cash advances made, assigned or purchased	(447,113)	(181,190)	(37,325)
Cash advances repaid	418,647	157,592	30,175
Acquisitions, net of cash acquired	(122,413)	(45,508)	(1,017)
Purchases of property and equipment	(28,491)	(16,063)	(9,103)
Proceeds from dispositions of assets	104,908	1,639	—

Net cash used by investing activities of continuing operations	(84,736)	(88,661)	(17,210)

Cash Flows from Financing Activities:
Net borrowings (repayments) under bank lines of credit	24,372	23,611	(55,500)
Issuance of long-term debt	—	—	42,500
Payments on notes payable, capital leases and other obligations	(8,286)	(12,571)	(9,220)
Change in notes receivable secured by common stock	—	2,968	288
Proceeds from exercise of stock options	6,067	18,520	42
Treasury shares purchased	(4,328)	(2,320)	(2,362)
Dividends paid	(10,617)	(1,672)	(1,223)

Net cash provided (used) by financing activities of continuing operations	7,208	28,536	(25,475)

Cash provided (used) by continuing operations	3,144	9,704	(3,238)
Cash provided by discontinued operations	—	—	3,145
Cash and cash equivalents at beginning of year	11,959	2,255	2,348

Cash and cash equivalents at end of year	$15,103	$11,959	$2,255

See notes to consolidated financial statements.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Nature of the Company

     Cash America International, Inc. (the “Company”) is a provider of specialty financial services to U.S. consumers. The Company offers secured non-recourse loans, commonly referred to as pawn loans, to individuals through its pawn lending operations. The pawn loan portfolio generates finance and service charges revenue. A related activity of the lending operations is the disposition of merchandise, primarily collateral from unredeemed pawn loans. As an alternative to a pawn loan, the Company offers unsecured cash advances in selected locations and on behalf of third-party banks in other locations. The Company also provides check cashing and other money services through many of its cash advance locations and through its franchised and company owned check cashing centers. Prior to September 7, 2004, the Company also provided financial services to individuals in the United Kingdom and Sweden (the “foreign pawn lending operations”). The foreign pawn lending operations were sold to an investor in the United Kingdom. See Note 4.

     As of December 31, 2004, the Company’s pawn lending operations consisted of 452 pawnshops, including 441 owned units and 11 franchised units in 21 states.

     As of December 31, 2004, the Company’s cash advance operations consisted of 253 locations, including 175 locations through Cashland Financial Services, Inc. (“Cashland”), a wholly-owned subsidiary, 32 southern California locations that have historically operated under the trade names “Urgent Money” and “GoldX”, and 46 Cash America Payday Advance locations (collectively referred to as “cash advance locations”).

     As of December 31, 2004, the check cashing operations of Mr. Payroll Corporation (“Mr. Payroll”), a wholly-owned subsidiary, consisted of 128 franchised and 6 company-owned check cashing centers in 20 states.

2.	Summary of Significant Accounting Policies

Basis of Presentation • The consolidated financial statements include the accounts of the Company’s majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

     In September 2004, the Company sold its foreign pawn lending operations in the United Kingdom and Sweden. The results of the foreign pawn lending operations have been reclassified as discontinued operations for all periods presented in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. See Note 4. Additionally, in September 2001, the Company announced plans to exit the rent-to-own business in order to focus on its core lending business. In June 2002, the Company sold the remaining assets of its rent-to-own business. The results of the rent-to-own business have been reclassified as discontinued operations in accordance with Accounting Standards Board (“APB”) Opinion 30, “Reporting of Results of Operations—Discontinued Events and Extraordinary Items”.

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

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Foreign Currency Translations • Notes receivable and related interest receivable resulting from the sale of the Company’s foreign pawn lending operations are denominated in the Swedish kronor. The balances are translated into U.S. dollars at the exchange rates in effect at the balance sheet date. Interest income on the notes is translated at the monthly average exchange rates. All realized and unrealized transaction gains and losses are included in determining net income for the reporting period.

     For the periods prior to the sale of its foreign pawn lending operations, the functional currencies for the foreign subsidiaries are the local currencies. The assets and liabilities of those subsidiaries are translated into U.S. dollars at the exchange rates in effect at each balance sheet date, and the resulting adjustments are accumulated in other comprehensive income (loss) as a separate component of stockholders’ equity. Revenue and expenses are translated at the monthly average exchange rates occurring during each year.

Cash and Cash Equivalents • The Company considers cash on hand in operating locations, deposits in banks and short-term marketable securities with original maturities of 90 days or less as cash and cash equivalents.

Revenue Recognition • Pawn loans are made on the pledge of tangible personal property. The Company accrues finance and service charges revenue only on those pawn loans that the Company deems collectible based on historical loan redemption statistics. Pawn loans written during each calendar month are aggregated and tracked for performance. The gathering of this empirical data allows the Company to analyze the characteristics of its outstanding pawn loan portfolio and estimate the probability of collection of finance and service charges. For loans not repaid, the carrying value of the forfeited collateral (“merchandise held for disposition”) is stated at the lower of cost (cash amount loaned) or market. Revenue is recognized at the time that merchandise is sold. Interim customer payments for layaway sales are recorded as customer deposits and subsequently recognized as revenue during the period in which the final payment is received.

     Cash advances provide customers with cash in exchange for a promissory note or other repayment agreement supported by that customer’s personal check for the aggregate amount of the cash advanced plus a service fee. To repay the cash advance, customers may redeem their check by paying cash or they may allow the check to be presented for collection. The Company accrues fees and interest on cash advances on a constant yield basis ratably over their terms. For those locations that offer cash advances from third-party banks, the Company receives an administrative fee for services provided on the banks’ behalf. These fees are recorded in revenue when earned.

     The Company records fees derived from its owned check cashing locations and cash advance locations in the period in which the service is provided. Royalties derived from franchise locations are recorded on the accrual basis.

Allowance for Losses on Cash Advances • In order to manage its portfolio of cash advances effectively, the Company utilizes a variety of underwriting criteria, monitors the performance of the portfolio, and maintains an allowance for losses.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     The Company maintains an allowance for losses on cash advances (including fees and interest) at a level estimated to be adequate to absorb credit losses inherent in the outstanding combined Company and bank portfolio. The allowance for losses on Company-owned cash advances offsets the outstanding cash advance amounts in the consolidated balance sheets. Active bank-originated cash advances that the Company doesn’t have a participation interest in are not included in the consolidated balance sheet. Since losses on cash advances assigned to the Company by the banks are the Company’s responsibility, an accrual for losses on bank-owned cash advances is maintained and included in “Accounts payable and accrued expenses” in the accompanying consolidated balance sheet. See Note 5.

     Cash advances written by the Company during each calendar month are aggregated and tracked to develop a performance history. The Company stratifies the outstanding combined portfolio by age, delinquency, and stage of collection when assessing the adequacy of the allowance for losses. Historical collection performance adjusted for recent portfolio performance trends is utilized to develop expected loss rates, which are used for the establishment of the allowance. Increases in the allowance are created by recording a cash advance loss provision in the consolidated statements of operations. The Company charges off all cash advances once they are 60 days past due, or sooner if deemed uncollectible. Recoveries on losses previously charged to the allowance are credited to the allowance when collected.

     The allowance deducted from the carrying value of cash advances was $4,358,000 and $3,393,000 at December 31, 2004 and 2003, respectively. The accrual for losses on bank-owned cash advances was $342,000 and $55,000 at December 31, 2004 and 2003, respectively. See Note 5.

Merchandise Held for Disposition and Cost of Disposed Merchandise • Merchandise held for disposition includes merchandise acquired from unredeemed loans, merchandise purchased directly from the public and merchandise purchased from vendors. Merchandise held for disposition is stated at the lower of cost (specific identification) or market. The cost of merchandise, computed on the specific identification basis, is removed from merchandise held for disposition and recorded as a cost of revenue at the time of sale. The Company provides an allowance for valuation and shrinkage based on management’s evaluation of the characteristics of the merchandise. The allowance deducted from the carrying value of merchandise held for disposition amounted to $1,445,000 and $1,410,000 at December 31, 2004 and 2003, respectively.

Property and Equipment • Property and equipment is recorded at cost. The cost of property retired or sold and the related accumulated depreciation are removed from the accounts, and any resulting gain or loss is recognized in the consolidated statements of operations. Depreciation expense is generally provided on a straight-line basis, using the following estimated useful lives:

Buildings and building improvements (1)	7 to 40 years
Leasehold improvements (2).	2 to 10 years
Furniture, fixtures and equipment.	3 to 7 years
Computer software.	3 to 5 years

(1)	Structural components are depreciated over 30 to 40 years and the remaining building systems and features are depreciated over 7 to 10 years.

(2)	Leasehold improvements are depreciated over the terms of the lease agreements.

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

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Goodwill and Other Intangible Assets • SFAS No. 142, “Goodwill and Other Intangible Assets”, became effective January 1, 2002, and, as a result, the Company discontinued the amortization of goodwill as of that date. In lieu of amortization, the Company is required to perform an impairment review of goodwill at least annually. The Company completed its reviews during 2002, 2003 and 2004. Based on the results of these tests, management determined that there was no impairment as the respective fair values of each of the Company’s reporting units exceeded their respective carrying amounts. See Note 7.

     The Company amortizes intangible assets with an estimable life on the basis of their expected periods of benefit, generally 2 to 10 years. Accumulated amortization of these intangible assets was $1,947,000 and $783,000 at December 31, 2004 and 2003, respectively.

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

Income Taxes • The provision for income taxes is based on income before income taxes as reported for financial statement purposes. Deferred income taxes are provided for in accordance with the assets and liability method of accounting for income taxes in order to recognize the tax effects of temporary differences between financial statement and income tax accounting.

Hedging and Derivatives Activity • As a policy, the Company does not engage in speculative or leveraged transactions, nor does it hold or issue financial instruments for trading purposes. The Company does periodically use derivative financial instruments, such as interest rate cap agreements, for the purpose of managing interest rate exposures that exist from ongoing business operations. At December 31, 2004, the Company entered into an interest rate cap agreement that is designated neither as a cash flow hedge nor a fair value hedge pursuant to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133), and its corresponding amendments under SFAS No. 138 “Accounting for Certain Derivative Instruments and Certain Hedging Activities — an Amendment of FASB Statement No. 133” (“SFAS 138”) and SFAS No. 149 “Amendment of FASB Statement No. 133 on Derivative and Hedging Activities” (“SFAS 149”). The fair value of the interest rate cap agreement is recognized in the accompanying balance sheet and changes in its fair value are recognized in earnings. The Company may also periodically enter into forward sale contracts with a major gold bullion bank to sell fine gold that is produced in the normal course of business from the Company’s liquidation of forfeited gold merchandise. These contracts are not accounted for as derivatives because they meet the criteria for the normal purchases and normal sales scope exception in SFAS 133. In addition, the Company may periodically transfer funds between currencies and may concurrently enter into short-term currency swaps to eliminate the risk of currency fluctuations. See Note 14.

Advertising Costs • Costs of advertising are expensed at the time of first occurrence. Advertising expense for continuing operations was $11,210,000, $7,355,000 and $3,811,000 for the years ended December 31, 2004, 2003, and 2002, respectively.

Stock-Based Compensation • The Company accounts for its stock-based employee compensation plans in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), often referred to as the “intrinsic value” based method, and accordingly, no compensation expense has been

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

recognized. In October 1995, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). SFAS 123 encourages expensing the fair value of employee stock options, but allows an entity to continue to account for stock based compensation under APB 25 with disclosures of the pro forma effect on net income had the fair value accounting provisions of SFAS 123 been adopted. In December 2002, SFAS 123 was amended by SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123”. The table below illustrates the effect on net income and earnings per share if the Company had applied SFAS 123 and calculated the fair value of options granted using the Black-Scholes option-pricing model (in thousands, except per share amounts).

     Included in the pro forma amounts below for 2004 and 2003 is the effect of the vesting of 576,547 and 1,021,725 shares, respectively, which accelerated pursuant to the original terms of the options due to price performance of the shares of the Company. As a result, the pro forma compensation expense of those option shares is moved forward into the current year, eliminating it from future years had scheduled vesting occurred during the years 2005 through 2007.

	2004	2003	2002
Net income - as reported	$56,835	$30,036	$19,309
Deduct: Total stock-based employee compensation expense (a)	1,005	4,107	1,379

Net income - pro forma	$55,830	$25,929	$17,930

Net income per share -
Basic:
As reported	$2.00	$1.17	$0.79
Pro forma	$1.97	$1.01	$0.73
Diluted:
As reported	$1.92	$1.13	$0.78
Pro forma	$1.88	$0.97	$0.72

(a)	Determined under fair value based method for all awards, net of related tax effects. “All awards” refers to awards granted, modified, or settled in fiscal periods beginning after December 15, 1994, that is, options for which the fair value was required to be measured under SFAS 123.

     The pro forma amounts of stock options granted were estimated on the date of grant using the Black-Scholes option-pricing model. No stock options were granted during 2004. For options granted during 2003 and 2002, the following weighted average assumptions were made:

	2003	2002
Expected term (years)	8.2	8.2
Risk-free interest rate	4.14%	5.23%
Expected dividend yield	0.54%	0.63%
Expected volatility	49.5%	56.7%

Net Income Per Share • Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding during the year. Diluted net income per share is calculated by giving effect to the potential dilution that could occur if securities or other contracts to issue common shares were exercised and converted into common shares during the year.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     The following table sets forth the reconciliation of numerators and denominators of basic and diluted earnings per share computations for the three years ended December 31, 2004 (in thousands):

	2004	2003	2002
Numerator:
Income from continuing operations available to common stockholders	$34,965	$22,030	$11,917
Income from discontinued operations	21,870	8,006	7,392

Net income available to common stockholders	$56,835	$30,036	$19,309

Denominator:
Basic earnings per share computation —
Weighted average common shares outstanding	28,402	25,586	24,424

Diluted earnings per share computation —
Weighted average common shares	28,402	25,586	24,424
Dilutive effect of share-based compensation	1,116	1,039	350
Dilutive effect of non-qualified savings plan	66	63	67

Total diluted shares	29,584	26,688	24,841

     As of December 31, 2004, no anti-dilutive shares were included in the above computations.

Recent Accounting Pronouncements • In December 2004, FASB issued Statement 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”). SFAS 123R requires that the cost resulting from all share-based payment transactions be recognized in the financial statements over the period during which an employee is required to provide service in exchange for the award. SFAS 123R establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based method in accounting for share-based transactions with employees. SFAS 123R also amends FASB Statement No. 95, “Statement of Cash Flows”, to require that excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid. SFAS 123R is effective as of the beginning of the first interim reporting period that begins after June 15, 2005 and is not expected to have a significant impact on the Company’s consolidated financial position or results of operations because of the Company’s decision to transition from its stock option compensation program to a restricted stock unit compensation program that is recognized as an expense, prior to the implementation of the new pronouncement.

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

Reclassifications • Certain amounts in the consolidated financial statements for 2003 and 2002 have been reclassified to conform to the presentation format adopted in 2004. These reclassifications have no effect on net income or stockholders’ equity previously reported.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.	Acquisitions

SuperPawn • In keeping with its business strategy to expand its service offerings to a larger number of potential customers, on December 10, 2004, the Company completed the acquisition of substantially all of the pawn operating assets of Camco, Inc., which operated under the trade name “SuperPawn” in four states in the western United States. SuperPawn is a 41-store chain based in Las Vegas, Nevada. The transaction provided the Company its initial entry into the western United States for pawn lending activities. The aggregate purchase consideration and costs totaled $118,363,000, which consisted of $104,802,000 in cash which includes a payable for $1,500,000 that is to be reconciled upon post transaction accounting and settled in early 2005, 578,793 shares of the Company’s stock valued at $12,562,000 and acquisition costs of $999,000.

Other Acquisitions • The Company acquired, in two distinct transactions, the operating assets of 32 cash advance locations in southern California operating under the trade names “GoldX” (acquired on August 31, 2004) and “Urgent Money” (acquired on September 20, 2004) for $14,628,000 in cash. The Company also acquired a pawnshop in Florida in November 2004 for $589,000. The operating results of those locations have been included in the consolidated financial statements since the respective dates of acquisition.

     The Company’s June 30, 2003 asset purchase agreement for the purchase of the assets of Cashland, Inc. through Cashland Financial Services, Inc. (“Cashland”), a wholly-owned subsidiary, contained a provision under which the seller could potentially have received additional consideration based upon the future earnings of the business. On February 2, 2004, the parties amended the asset purchase agreement to eliminate that provision and to provide instead for the Company to make a final payment of additional consideration in the amount of $5,400,000. The payment consisted of $2,900,000 in cash and a subordinated note for $2,500,000 (see Note 9). The Company increased goodwill for the additional consideration and other cost adjustments totaling $5,406,000.

     The following table provides information concerning the acquisitions made by the Company’s continuing operations during 2004 and 2003 ($ in thousands):

	2004	2003
Number of store acquired:
Pawnshops	42	7
Cash advance locations	32	121
Check cashing center	—	1

Purchase price allocated to:
Pawn loans	$26,781	$2,506
Finance and service charges receivable	3,715	307
Cash advances and fees receivable	2,302	12,876
Merchandise held for disposition, net	13,592	677
Property and equipment	7,165	6,514
Goodwill	65,285	34,673
Non-competition agreements	5,310	1,170
Customer relationships	3,539	2,530
Tradenames	4,326	1,000
Licenses	7,649	—
Other assets, net of accrued liabilities	(679)	60

Total purchase price, net of cash acquired	138,985	62,313
Stock issued in acquisitions	(12,562)	(16,805)
Note issued in acquisition	(2,500)	—
Cash consideration payable	(1,510)	—

Cash paid for acquisitions	$122,413	$45,508

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     The following table provides unaudited condensed pro forma statements of operations information on the acquisition of SuperPawn for the years ended December 31, 2004 and 2003 (in thousands, except per share amounts):

	Year Ended December 31,
	2004		2003
	As Reported	Pro Forma (a)	As Reported	Pro Forma (a)
Total revenue	$469,478	$536,276	$388,635	$449,950
Income from continuing operations	34,965	41,829	22,030	27,143
Income from continuing operations per share:
Basic	$1.23	$1.45	$0.86	$1.04
Diluted	1.18	1.39	0.83	1.00

(a)	Pro forma adjustments reflect:

(i)	the inclusion of operating results of Camco, Inc. for the period January 1, 2004 through December 10, 2004, the date of acquisition, for 2004 and for the entire year of 2003;

(ii)	the eliminations of certain general and administrative expenses of Camco, Inc. primarily consisting of compensation and related expenses of Camco, Inc.’s owner and other members of its management team not employed by the Company;

(iii)	the adjustments of depreciable asset bases and lives for property and equipment and amortization of intangible assets acquired by the Company;

(iv)	the additional interest incurred in the acquisition of Cameo, Inc.’s operating assets;

(v)	the elimination of bad debt expense on receivables due from a Camco, Inc. affiliate not associated with the core business;

(vi)	the tax effect of Camco, Inc. earnings and net pro forma adjustments at statutory rate of 35%; and

(vii)	the weighted average number of shares of common stock issued in acquisition of Camco, Inc’s operating assets.

4.  Discontinued Operations

     In order to dedicate its strategic efforts and resources on the growth opportunities of pawn lending and cash advance activities in the United States, the Company announced in September 2004, the sale of its foreign pawn lending operations in the United Kingdom and Sweden to Rutland Partners LLP for $104,908,000 cash after paying off the outstanding balance of the multi-currency line of credit, and two separate subordinated notes receivable valued at $7,962,000. The Company realized a gain of $19,023,000 ($15,415,000 net of related taxes) upon the sale of the discontinued operations. The amount of goodwill included in the determination of the gain was $18,479,000. In connection with the sale, the Company declared a special dividend of $0.30 per share to its shareholders that was paid in December 2004. The special dividend reflects a share of the significant gain realized on the sale.

     The subordinated notes received are the sole obligation of the company that acquired the Swedish pawn lending operations and are both subordinated as to rights and payment terms to certain senior lenders in the transaction. The senior subordinated note received in the maximum principal amount of SEK 80,400,000 (approximately $10,685,000 face value at the date of sale with a discounted value of $8,262,000 at December 31, 2004) bears a coupon rate of 8.33% per annum (effective yield of 16.4% per annum) payable quarterly with scheduled principal payments due between 2007 and 2011 subject to terms of the senior indebtedness. The convertible junior subordinated note received in the amount of SEK 13,400,000 (approximately $1,781,000 face value at the date of sale with discounted value of $874,000 at December 31, 2004) bears a coupon rate of 10.0% per annum (effective yield of 25.5% per annum) payable quarterly with the entire principal or remaining unconverted principal due in 2014. This subordinated note is convertible after two years, at the Company’s option, into approximately 27.7% of the equity interest on a fully diluted basis in the acquiring company. Upon conversion to equity shares, the Company has no voting rights.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     As the issuer of the two subordinated notes is heavily leveraged with minimal equity, and due to the subordination feature and the payment structure of the two notes, the Company has valued the notes based on comparable yields for securities of this nature and discounted the senior subordinated note with 8.33% coupon rate and face value of $10,685,000 to $7,197,000 at the date of sale to yield 16.4% per annum, and the junior subordinated convertible note with 10.0% coupon rate and face value of $1,781,000 to $765,000 at the date of sale to yield 25.5% per annum. Foreign currency transaction gains of $1,116,000 on the U.S. dollar equivalent value of the subordinated notes and the accrued interest receivable at December 31, 2004 was recognized in the Company’s consolidated statements of operations.

     In addition, in September 2001, the Company adopted a formal plan to exit the rent-to-own business conducted by the Company’s subsidiary, Rent-A-Tire, Inc. (“Rent-A-Tire”). The Company closed 21 Rent-A-Tire operating locations and held the remaining 22 locations for sale. In conjunction with the plan, a charge was recorded in the quarter ended September 30, 2001 to establish a reserve for the estimated loss on disposal of the rental business segment. This charge included a provision for operating losses subsequent to September 1, 2001, the effective date of the plan, and a provision for the estimated loss on the sale of remaining assets. On June 14, 2002, the Company sold the assets of the 22 Rent-A-Tire stores for proceeds of approximately $3,000,000 in cash. During 2002, the Company recorded a $1,214,000 ($800,000 after income tax) reduction in the original charge to the reserve, due to both a decrease in the Company’s expected future operating lease obligations (net of expected sublease income) for closed stores and proceeds from the sale of assets in excess of the original estimate. The remaining balance of the reserve of $325,000 at December 31, 2004, consists primarily of expected future operating lease obligations (net of expected sublease income) for closed stores. The reserve is included in “Accounts payable and accrued expenses” in the accompanying consolidated balance sheets.

     The carrying amounts of the major classes of the assets and liabilities for the discontinued operations at December 31, 2003 were as follows (in thousands):

Assets

Pawn loans	$60,717
Merchandise held for disposition, net	6,688
Finance and service charges receivable	7,901
Other current assets	6,959

Current assets of discontinued operations	82,265

Goodwill	18,879
Other non-current assets	11,249

Non-current assets of discontinued operations	30,128

Total assets of discontinued operations	$112,393

Liabilities
Current liabilities of discontinued operations	4,742

Deferred tax liabilities	2,652
Long-term debt	12,640

Non-current liabilities of discontinued operations	15,292

Total liabilities of discontinued operations.	$20,034

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     The summarized financial information for the discontinued operations for the years ended December 31, 2004, 2003 and 2002, is as follows (in thousands):

	Year Ended December 31,
	2004 (1)	2003	2002
Revenue
Finance and service charges	$23,820	$28,608	$23,790
Proceeds from disposition of merchandise	15,433	18,572	12,547
Check cashing royalties and fees	1,771	1,862	1,005

Total Revenue	41,024	49,042	37,342
Cost of Revenue
Disposed merchandise	11,140	12,557	8,640

Net Revenue	29,884	36,485	28,702

Expenses
Operations	13,865	16,107	11,987
Administration	4,365	5,026	4,075
Depreciation and amortization	1,963	2,872	2,472

Total Expenses	20,193	24,005	18,534

Income from Operations	9,691	12,480	10,168
Interest expense and other, net	430	671	579

Income before Income Taxes	9,261	11,809	9,589
Provision for income taxes	2,806	3,803	2,997

Income from Operations before Gain on Disposal	6,455	8,006	6,592
Gain on disposal of discontinued operations, net of applicable of income taxes of $3,608 and $414 for 2004 and 2002, respectively	15,415	—	800	(2)

Income from Discontinued Operations	$21,870	$8,006	$7,392

Diluted Income Per Share from Discontinued Operations	$0.74	$0.30	$0.30

(1)	For period from January 1, 2004 through September 7, 2004 (the date of sale).

(2)	Rent-A-Tire.

5.	Cash Advances, Allowance for Losses and Accruals for Losses on Bank-Owned Cash Advances

     The Company offers the cash advance product through most of its pawnshops and cash advance locations. Cash advances are generally offered for a term of 7 to 45 days, depending on the customer’s next payday. The Company originates cash advances in some of its locations and markets and services cash advances made by third-party banks in other Company locations. The Company entered into an agreement with a second third-party bank that began offering cash advances in some of those locations in the second quarter of 2004.

     Under the banks’ program, the banks sell participation interests in the bank originated cash advances to third parties, and the Company purchases sub-participation interests in certain of those participations. The Company also receives an administrative fee for its services. In order to benefit from the use of the Company’s collection resources and proficiency, the banks assign cash advances unpaid after maturity to the Company at a discount from the amount owed by the borrower. Losses on cash advances assigned to the Company that prove uncollectible are the responsibility of the Company. To the extent that the Company collects an amount owed by the customer in excess of the amount assigned by the banks, the Company is entitled to the excess and recognizes it in income when collected. Since the Company may not be successful in the collection of the assigned accounts, the Company’s cash advance loss provision

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

includes amounts estimated to be adequate to absorb credit losses from cash advances in the aggregate portfolio, including those expected to be assigned to the Company. The accrued losses on portfolios owned by the banks are included in “Accounts payable and accrued expenses” in the accompanying consolidated balance sheet.

     Cash advances outstanding at December 31, 2004 and 2003, were as follows (in thousands):

	2004	2003
Originated by the Company
Active cash advances and fees receivable	$23,967	$17,107
Cash advances and fees in collection	5,376	4,014

Total originated by the Company	29,343	21,121

Originated by banks
Active cash advances and fees receivable	17,532	9,891
Cash advances and fees in collection	4,795	2,646

Total originated by banks	22,327	12,537

Combined gross portfolio	51,670	33,658
Less: Elimination of cash advances owned by banks	10,150	1,335
Less: Discount on cash advances assigned by banks	672	529

Company cash advances and fees receivable, gross	40,848	31,794
Less: Allowance for losses	4,358	3,393

Cash advances and fees receivable, net	$36,490	$28,401

     Changes in the allowance for losses for the years ended December 31, were as follows (in thousands):

	2004	2003	2002
Company-owned cash advances
Balance at beginning of year	$3,393	$1,319	$711
Cash advance loss provision	23,242	11,130	6,247
Charge-offs	(29,833)	(12,453)	(7,691)
Recoveries	7,556	3,397	2,052

Balance at end of year	$4,358	$3,393	$1,319

Accrual for bank-owned cash advances
Balance at beginning of year	$55	$429	$—
Increase/(decrease) in loss provision	287	(374)	429

Balance at end of year	$342	$55	$429

Combined statistics
Combined cash advance loss provision	$23,529	$10,756	$6,676

Combined cash advance loss provision as a % of combined cash advances written	3.6%	3.6%	5.4%

Charge-offs (net of recoveries) as a % of combined cash advances written	3.4%	3.0%	4.6%

Combined allowance for losses and accrued bank losses as a % of combined gross portfolio	9.1%	10.2%	14.4%

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     Cash advances assigned to the Company for collection were $45,895,000 and $29,981,000 for 2004 and 2003, respectively. The Company’s participation interest in bank originated cash advances at December 31, 2004 and 2003 was $7,382,000 and $8,557,000, respectively.

6.	Property and Equipment

     Major classifications of property and equipment at December 31, 2004 and 2003, were as follows (in thousands):

	2004			2003
		Accumulated			Accumulated
	Cost	Depreciation	Net	Cost	Depreciation	Net
Land	$3,263	$—	$3,263	$2,598	$—	$2,598
Buildings and leasehold improvements	107,124	(50,860)	56,264	90,684	(44,883)	45,801
Furniture, fixtures and equipment	57,456	(33,734)	23,722	49,514	(33,980)	15,534
Computer software	19,350	(14,987)	4,363	18,906	(14,987)	3,919

Total	$187,193	$(99,581)	$87,612	$161,702	$(93,850)	$67,852

7.	Goodwill and Other Intangible Assets

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

     The Company adopted the provisions of SFAS 142 on January 1, 2002. Based on the results of the initial and the subsequent annual impairment tests, management determined that there have been no impairments.

Goodwill • Changes in the carrying value of goodwill for the years ended December 31, 2004 and 2003, were as follows (in thousands):

	Pawn	Cash	Check
	Lending	Advance	Cashing	Consolidated
Balance as of January 1, 2004, net of amortization of $20,788	$65,934	$27,840	$5,310	$99,084
Acquisitions	48,425	16,860	—	65,285
Adjustments	(18)	(278)	—	(296)

Balance as of December 31, 2004	$114,341	$44,422	$5,310	$164,073

Balance as of January 1, 2003, net of amortization of $20,788	$59,222	$—	$5,183	$64,405
Acquisitions	6,712	27,840	127	34,679

Balance as of December 31, 2003	$65,934	$27,840	$5,310	$99,084

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Acquired Intangible Assets • Acquired intangible assets that are subject to amortization as of December 31, 2004 and 2003, were as follows (in thousands):

	2004			2003
		Accumulated			Accumulated
	Cost	Amortization	Net	Cost	Amortization	Net
Non-competition agreements	$7,085	$(680)	$6,405	$1,800	$(389)	$1,411
Customer relationships	6,069	(1,197)	4,872	2,530	(339)	2,191
Other	179	(70)	109	170	(55)	115

Total	$13,333	$(1,947)	$11,386	$4,500	$(783)	$3,717

     Non-competition agreements are amortized over the applicable terms of the contracts. Customer relationships are generally amortized over five to six years based on the pattern of economic benefits provided. Tradenames of $4,326,000 and $1,000,000 obtained in the acquisition of SuperPawn and Cashland, respectively, and licenses of $7,649,000 obtained in the SuperPawn acquisition at December 31, 2004 are not subject to amortization.

Amortization • Amortization expense for the acquired intangible assets is as follows (in thousands):

Actual amortization expense for the year ended December 31,
2004	$1,315
2003	600
2002	478

Estimated amortization expense for the years ended December 31:
2005	$3,155
2006	2,660
2007	2,188
2008	1,078
2009	634

8.	Accounts Payable and Accrued Expenses

           Accounts payable and accrued expenses at December 31, 2004 and 2003, were as follows (in thousands):

	2004	2003
Trade accounts payable	$8,560	$9,343
Accrued taxes, other than income taxes	2,577	3,615
Accrued payroll and fringe benefits	15,077	16,272
Accrued interest payable	2,540	2,696
Purchase consideration payable	1,510	—
Accrual for losses on bank-owned cash advances	342	55
Other accrued liabilities	3,248	2,435

Total	$33,854	$34,416

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.	Long-term Debt

     The Company’s long-term debt instruments and balances outstanding at December 31, 2004 and 2003, were as follows (in thousands):

	2004	2003
U.S. line of credit up to $130,000 due July 31, 2006	$92,483	$68,111
8.14% senior unsecured notes due 2007	12,000	16,000
7.10% senior unsecured notes due 2008	17,143	21,429
7.20% senior unsecured notes due 2009	42,500	42,500
12.0% subordinated note due 2014	2,500	—

Total debt	166,626	148,040
Less current portion	16,786	8,286

Total long-term debt	$149,840	$139,754

     In connection with the sale of the foreign pawn lending operations and the acquisition of SuperPawn, the Company entered into agreements to amend certain terms and calculations of covenants under the U.S. line of credit, and the 8.14%, 7.10% and 7.20% senior notes.

     Under the terms of its U.S. line of credit agreement, as of March 31, 2004, the borrowing capacity was reduced to $130,000,000 from $135,000,000. In February 2005, the Company amended and restated the existing line of credit agreement to increase the credit limit to $250,000,000 and extend the maturity to February 2010. Interest on the amended line of credit is charged, at the Company’s option, at either LIBOR plus a margin or at the agent’s base rate. The margin on the line of credit varies from 0.875% to 1.875%, depending on the Company’s cash flow leverage ratios as defined in the amended agreement. The Company pays a fee on the unused portion ranging from 0.25% to 0.30% based on the Company’s cash flow leverage ratios as defined in the amended agreement.

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

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      As of December 31, 2004, annual maturities of the outstanding long-term debt, including its lines of credit, for each of the five years after December 31, 2004 are as follows (in thousands):

2005	$16,786
2006	109,546
2007	17,063
2008	13,064
2009	8,778
Thereafter	1,389

$166,626

10.	Income Taxes

     The components of the Company’s deferred tax assets and liabilities as of December 31, 2004 and 2003, were as follows (in thousands):

	2004	2003
Deferred tax assets:
Allowance for valuation of merchandise held for disposition	$278	$266
Tax over book accrual of finance and service charges	4,349	3,857
Allowance for cash advance losses	1,639	1,206
Valuation of notes receivable – sale of discontinued operations	1,165	—
Deferred compensation	2,102	1,132
Net capital losses	356	7,210
Other	1,271	1,713

Total deferred tax assets	11,160	15,384
Valuation allowance for deferred tax assets	(225)	(7,204)

Deferred tax assets, net	10,935	8,180

Deferred tax liabilities:
Amortization of acquired intangibles	5,861	4,224
Property and equipment	5,928	1,547
Other	852	593

Total deferred tax liabilities	12,641	6,364

Net deferred tax (liabilities) assets	$(1,706)	$1,816

Balance sheet classification:
Current deferred tax assets	$9,293	$6,868
Non-current deferred tax liabilities	(10,999)	(5,052)

Net deferred tax (liabilities) assets	$(1,706)	$1,816

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     The components of the provision for income taxes and the income to which it relates for the years ended December 31, are shown below (in thousands):

	2004	2003	2002
Income from continuing operations before income taxes	$55,023	$34,325	$19,313

Current provision:
Federal	$13,887	$10,229	$5,052
State and local	1,097	767	568

	14,984	10,996	5,620

Deferred provision (benefit):
Federal	5,008	1,326	1,739
State and local	66	(27)	37

	5,074	1,299	1,776

Total provision	$20,058	$12,295	$7,396

     The effective tax rate on income from continuing operations differs from the federal statutory rate of 35% for the following reasons (in thousands):

	2004	2003	2002
Tax provision computed at the federal statutory income tax rate	$19,258	$12,014	$6,760
State and local income taxes, net of federal tax benefits	756	481	394
Valuation allowance	(166)	(487)	—
Other	210	287	242

Total provision	$20,058	$12,295	$7,396

Effective tax rate	36.5%	35.8%	38.3%

     As of December 31, 2004, the Company had net capital loss carryovers of $1,017,000, principally related to a previous investment. These losses may only be used to offset net capital gains. Any unused losses expire in 2006 through 2007. The deferred tax valuation allowances at December 31, 2004 and 2003 were provided to reduce deferred tax benefits of capital losses that the Company does not expect to realize. During 2004 and 2003, the Company reduced the valuation allowance by $6,979,000 and $487,000, respectively, as a result of capital gains arising during those years. The decrease in the valuation allowance during 2004 includes $6,813,000 attributable to gains recognized on disposal of discontinued foreign operations. The tax benefit resulting from that portion of the decrease reduced the tax provision on the gain from disposal of discontinued foreign operations (see Note 4). Upon adoption of SFAS 142 in 2002 (see Note 7) $406,000 of deferred tax assets was eliminated through a corresponding increase in goodwill.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.	Commitments and Contingencies

Leases • The Company leases certain of its facilities under operating leases with terms ranging from 3 to 15 years and certain rights to extend for additional periods. Future minimum rentals due under non-cancelable leases for continuing operations are as follows for each of the years ending December 31 (in thousands):

2005.	$29,495
2006	24,344
2007	18,967
2008	13,934
2009	9,322
Thereafter	11,841

Total.	$107,903

     Rent expense for continuing operations was $24,734,000, $21,151,000 and $19,904,000 for 2004, 2003 and 2002, respectively.

Guarantees • The Company guaranteed obligations under certain operating leases for the premises related to the 22 Rent-A-Tire stores sold in June 2002. In the event the buyer is unable to perform under the operating leases, the Company’s maximum aggregate potential obligation under these guarantees was approximately $827,000 at December 31, 2004. This amount is reduced dollar-for-dollar by future amounts paid on these operating leases by the buyer. In the event that the buyer fails to perform and the Company is required to make payments under these leases, the Company will seek to mitigate its losses by subleasing the properties or buying out of the leases. See Note 4.

Litigation • On August 6, 2004, James E. Strong filed a purported class action lawsuit in the State Court of Cobb County, Georgia against Georgia Cash America, Inc., Cash America International, Inc. (together with Georgia Cash America, Inc., “Cash America”), Daniel R. Feehan, and several unnamed officers, directors, owners and “stakeholders” of Cash America. The lawsuit alleges many different causes of action, among the most significant of which is that Cash America has been making illegal payday loans in Georgia in violation of Georgia’s usury law, the Georgia Industrial Loan Act and Georgia’s Racketeer Influenced and Corrupt Organizations Act. Community State Bank has for some time made loans to Georgia residents through Cash America’s Georgia operating locations. The complaint in this lawsuit claims that Community State Bank is not the true lender with respect to the loans made to Georgia borrowers and that its involvement in the process is “a mere subterfuge.” Based on this claim, the suit alleges that Cash America is the “de facto” lender and is illegally operating in Georgia. The complaint seeks unspecified compensatory damages, attorney’s fees, punitive damages and the trebling of any compensatory damages. The Company believes that the claims in this suit are without merit and intends to vigorously defend this lawsuit. Cash America has filed a motion to compel Mr. Strong to arbitrate his claim. Discovery has not yet commenced in this lawsuit, and as a result neither the likelihood of an unfavorable outcome nor the ultimate liability, if any, with respect to this litigation can be determined at this time. Cash America removed the case to federal court and filed a motion to compel the plaintiff to arbitrate his claim, in addition to denying the plaintiff’s allegations and asserting various defenses to his claim. The plaintiff has filed a motion to remand the case to Georgia state court. As of December 31, 2004, the parties await court rulings on the various motions. Because this case is at a very early stage, neither the likelihood of an unfavorable outcome nor the ultimate liability, if any, with respect to this litigation can be determined at this time.

     The Company is also a defendant in certain lawsuits encountered in the ordinary course of its business. Certain of these matters are covered to an extent by insurance. In the opinion of management, the resolution of these matters will not have a material adverse effect on the Company’s financial position, results of operations or liquidity.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12.	Stockholders’ Equity

     During 2004, the Company received net proceeds totaling $6,067,000 from the exercise of stock options for 707,199 shares. The Company issued 578,793 and 1,533,333 treasury shares valued at $12,562,000 and $16,805,000, respectively, in connection with the acquisitions of SuperPawn in 2004 and Cashland in 2003.

     The Company received 5,605 and 436 shares of its common stock valued at $130,000, and $8,000 during 2004 and 2003, respectively, as partial payment for shares issued under stock option plans. The Company also received 21,800 shares valued at $200,000 as partial payment on officer loans.

     On July 25, 2002, the Company’s Board of Directors authorized management to purchase up to one million shares of its common stock in the open market and terminated the existing open market purchase authorization established in 2000. The following table summarizes the aggregate shares purchased under these plans during each of the three years ended December 31:

	2004	2003	2002
Shares purchased:
Under 2000 authorization	—	—	176,700
Under 2002 authorization	173,200	199,800	109,000

Total shares purchased	173,200	199,800	285,700

Aggregate amount (in thousands)	$3,976	$2,281	$2,220
Average price paid per share	$22.96	$11.42	$7.77

     Periodically, shares are purchased in the open market on behalf of participants relating to the Non-Qualified Savings Plan. Certain amounts are subsequently distributed or transferred to participants’ 401(k) account annually based on results of the plan’s administration testing results. Activities during each of the three years ended December 31 are summarized as follows:

	2004	2003	2002
Purchases:
Number of shares	13,355	13,756	24,206
Aggregate amount (in thousands)	$315	$173	$200
Distributions and transfers to 401(k) savings plan:
Number of shares	8,162	15,834	27,855
Aggregate amount (in thousands)	$83	$143	$258

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

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.	Employee Benefit Plans

     The Cash America International, Inc. 401(k) Savings Plan is open to substantially all employees who meet specific length of employment and age requirements. The Cash America International, Inc. Nonqualified Savings Plan is available to certain members of management. Participants may contribute up to 50% of their earnings to these plans. The Company makes matching cash contributions of 50% of each participant’s contributions, based on participant contributions of up to 5% of compensation. Company contributions vest at the rate of 20% each year after one year of service; thus a participant is 100% vested after five years of service. The Company’s total contributions to the 401(k) Savings plan for the continuing operations were $952,000, $716,000 and $617,000 in 2004, 2003 and 2002, respectively.

     In addition to the retirement plans mentioned above, the Company established a Supplemental Executive Retirement Plan (“SERP”) for its officers in 2003. The Company makes an annual discretionary cash contribution to the SERP based on the objectives of the plan as approved by the Management Development and Compensation Committee of the Board of Directors. The Company recorded compensation expense of $455,000 and $432,000 for contributions to the SERP during 2004 and 2003, respectively.

     The amounts included in the Company’s consolidated balance sheets relating to the Nonqualified Savings Plan and the SERP were as follows (in thousands):

	As of December 31,
	2004	2003
Other receivables and prepaid expenses	$3,910	$2,799
Accounts payable and accrued expenses	3,910	2,799
Other liabilities	630	412
Treasury shares	873	634

14.	Derivative Instruments and Hedging Activities

     The Company entered into an interest rate cap agreement on December 31, 2004 with a notional amount of $12,000,000 of the Company’s outstanding floating rate U.S. line of credit for a term of 12 months at a fixed rate of 4.0%. This interest rate cap is not designated as a cash flow hedge or a fair value hedge pursuant to SFAS 133, SFAS 138 and SFAS149. The fair value of the interest rate cap agreement of $9,000 at December 31, 2004 is included in “Other assets” of the accompanying consolidated balance sheet. There was no derivative instrument outstanding at December 31, 2003.

     The accompanying consolidated statements of operations include losses from derivative valuation fluctuations of $177,000 during the year ended December 31, 2002 as a result of adjustments to the estimated fair value of interest rate cap agreements.

15.	Stock Purchase Rights

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

Stock Options • Stock options granted under the Plans have contractual terms of 5 to 15 years and have an exercise price equal to or greater than the fair market value of the stock at grant date. Stock options granted vest over periods ranging from 1 to 7 years. However, the terms of options with the 7-year vesting periods and certain of the 4-year and 5-year vesting periods include provisions which accelerate vesting if specified share price appreciation criteria are met. During 2004 and 2003, 576,547 and 1,021,725 shares vested due to the acceleration provisions. No accelerated vesting of stock options occurred in 2002.

     A summary of the Company’s stock option activity for each of the three years ended December 31, is as follows (shares in thousands):

	2004		2003		2002
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding at beginning of year	2,342	$9.75	4,374	$8.13	3,997	$8.16
Granted	—	—	572	10.80	428	7.99
Exercised	(707)	8.58	(2,565)	7.22	(7)	5.70
Forfeited	(2)	10.13	(39)	9.65	(44)	9.44

Outstanding at end of year	1,633	$10.26	2,342	$9.75	4,374	$8.13

Exercisable at end of year	1,583	$10.04	1,559	$9.29	2,898	$7.54

Weighted average fair value of options granted		$—		$7.37		$6.22

     Stock options outstanding and exercisable as of December 31, 2004, are summarized below (shares in thousands):

Options Outstanding				Options Exercisable
			Weighted Average		Weighted
		Weighted	Years of		Average
Range of	Number	Average	Remaining	Number	Exercise
Exercise Prices	Outstanding	Exercise Price	Contractual Life	Exercisable	Price
$ 5.94 to $ 9.41	329	$7.94	5.2	329	$7.94
$ 9.42 to $ 12.63	1,164	10.19	5.1	1,164	10.19
$ 12.64 to $ 17.14	140	16.32	7.0	90	15.86

$ 5.94 to $ 17.14	1,633	$10.26	5.3	1,583	$10.04

Restricted Stock Units • In January 2004, the Company changed its approach to annual equity based compensation awards and granted restricted stock units to its officers under the provisions of the 1994 Long-Term Incentive Plan in lieu of stock options. In April 2004, the Company adopted the 2004 Long-Term Incentive Plan, which was approved by shareholders at the 2004 annual shareholders meeting held April 21, 2004 and granted restricted stock units to the non-management members of the Board of Directors.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The aggregate fair value of these restricted units was $2,597,000 based on their market value as of the date of the grant. The amount attributable to officer grants is being amortized to expense over a four-year period, as the officer units vest on each of the first four anniversaries of the grant date. Director units have the same vesting schedule, but for directors with five or more years of service the vesting of units held for one year or more accelerates upon the director’s departure from the Board. Because all of the Company’s current directors have served for more than five years, the market value of the units attributable to directors is being amortized to expense over a one-year period.

     In December 2003, the Company granted restricted stock units to its officers in conjunction with the adoption of the Supplemental Executive Retirement Plan. Each vested restricted stock unit entitles the holder to receive a share of the common stock of the Company to be issued upon termination of employment from the Company. The aggregate fair value of these restricted stock units was $4,485,000 based on their market value as of the date of grant. This amount is being amortized to expense over the vesting periods of 4 to 15 years.

     Compensation expense totaling $1,199,000 ($779,000 net of related taxes) and $14,000 ($9,000 net of related taxes) were recognized for 2004 and 2003, respectively, for all of the above restricted stock units granted.

     The following table summarizes the restricted stock units activity during 2004 and 2003:

	2004		2003
		Weighted		Weighted
		Average		Average
		Fair Value		Fair Value
		at Date of		at Date of
	Units	Grant	Units	Grant
Outstanding at beginning of year	233,223	$19.23	—	$—
Granted	114,749	22.63	233,223	19.23
Forfeited	(5,174)	22.84	—	—

Outstanding at end of year	342,798	$20.31	233,223	$19.23

Restricted stock units vested at end of year	26,111	$19.23	—	$—

17.	Supplemental Disclosures of Cash Flow Information

     The following table sets forth certain cash and non-cash activities for the years ended December 31 (in thousands):

	2004	2003	2002
Cash paid during the year for —
Interest	$8,274	$11,238	$7,769
Income taxes	11,067	6,542	382
Non-cash investing and financing activities —
Pawn loans forfeited and transferred to merchandise held for disposition	$130,971	$122,548	$119,333
Pawn loans renewed	46,008	40,875	36,387
Cash advances renewed	7,404	5,969	4,042
Notes payable issued in acquisition	2,500	—	—
Notes receivable received from sale of subsidiaries	7,962	—	—
Common stock issued in acquisitions	12,562	16,805	—
Liabilities assumed in acquisitions	950	176	5

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18.	Operating Segment Information

     During the quarter ended March 31, 2004, the Company realigned its segment reporting to reflect the business mix and management reporting structure. The Company’s continuing operations has three reportable operating segments, the pawn lending operations; the cash advance operations; and the check cashing operations (Mr. Payroll). Cash advance and check cashing are managed separately due to the different operational strategies required and therefore, are reported as separate segments.

     The accounting policies of the segments are the same as those described in Note 2. Management of the Company evaluates performance based on income from operations before net interest expense, other miscellaneous items of income or expense, and the provision for income taxes. There are no sales between operating segments.

     As described in Note 4, the Company reclassified the results of operations of its foreign lending operations and rent-to-own business as discontinued operations. These businesses were previously reported as a separate operating segment. The segment data included below has been restated to exclude amounts related to these discontinued operations.

     Information concerning the operating segments is set forth below (in thousands):

	Pawn	Cash	Check
	Lending	Advance	Cashing	Consolidated
Year Ended December 31, 2004:
Revenue
Finance and service charges	$110,495	$—	$—	$110,495
Proceeds from disposition of merchandise	250,291	—	—	250,291
Cash advance fees	32,952	66,250	—	99,202
Check cashing royalties and fees	—	5,904	3,586	9,490

Total revenue	393,738	72,154	3,586	469,478
Cost of revenue — disposed merchandise	153,866	—	—	153,866

Net revenue	239,872	72,154	3,586	315,612

Expenses
Operations	134,878	36,982	1,417	173,277
Cash advance loss provision	8,750	14,779	—	23,529
Administration	30,034	9,178	971	40,183
Depreciation and amortization	11,984	4,754	472	17,210

Total expenses	185,646	65,693	2,860	254,199

Income from operations	$54,226	$6,461	$726	$61,413

Expenditures for property and equipment	$14,107	$14,269	$115	$28,491

As of December 31, 2004:
Total assets	$442,420	$105,650	$7,095	$555,165

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Pawn	Cash	Check
	Lending	Advance	Cashing	Consolidated
Year Ended December 31, 2003:
Revenue
Finance and service charges	$100,699	$—	$—	$100,699
Proceeds from disposition of merchandise	236,032	—	—	236,032
Cash advance fees	27,017	19,938	—	46,955
Check cashing royalties and fees	—	1,381	3,568	4,949

Total revenue	363,748	21,319	3,568	388,635
Cost of revenue — disposed merchandise	147,456	—	—	147,456

Net revenue	216,292	21,319	3,568	241,179

Expenses
Operations	130,076	11,179	1,561	142,816
Cash advance loss provision	6,435	4,321	—	10,756
Administration	29,177	2,598	744	32,519
Depreciation and amortization	11,349	1,387	533	13,269

Total expenses	177,037	19,485	2,838	199,360

Income from operations	$39,255	$1,834	$730	$41,819

Expenditures for property and equipment	$11,530	$4,458	$75	$16,063

As of December 31, 2003:
Total assets	$302,863	$66,971	$7,360	$377,194

Year Ended December 31, 2002:
Revenue
Finance and service charges	$94,458	$—	$—	$94,458
Proceeds from disposition of merchandise	233,396	—	—	233,396
Cash advance fees	19,084	—	—	19,084
Check cashing royalties and fees	—	—	3,563	3,563

Total revenue	346,938	—	3,563	350,501
Cost of revenue — disposed merchandise	152,071	—	—	152,071

Net revenue	194,867	—	3,563	198,430

Expenses
Operations	124,471	—	1,440	125,911
Cash advance loss provision	6,676	—	—	6,676
Administration	24,874	—	610	25,484
Depreciation and amortization	11,794	—	693	12,487

Total expenses	167,815	—	2,743	170,558

Income from operations	$27,052	$—	$820	$27,872

Expenditures for property and equipment	$8,740	$—	$363	$9,103

As of December 31, 2002:
Total assets	$279,118	$150	$7,738	$287,006

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19.	Related Party Transactions

     In December 1999, the Company sold three pawnshops, including certain real estate, for $4,520,000 to Ace Pawn, Inc (“Ace”) whose sole stockholder, J.D. Credit, Inc. (“J. D. Credit”) is controlled by the Chairman of the Board of Directors of the Company. The purchase price was determined by independent appraisal and approved by the Board of Directors of the Company. A gain of $2,224,000 was recognized on the transaction. The Company received promissory notes from Ace that were collateralized by all of its assets. In addition, J.D. Credit pledged the common stock of Ace and the Chairman of the Board provided a personal guaranty for repayment of the notes. The notes required quarterly principal payments and interest payments at 10% per annum with a final balloon payment due in December 2002. Ace paid off the notes in full on January 13, 2003. The Company recorded interest income from the notes of $9,000 and $285,000 in 2003 and 2002, respectively.

     Upon completion of the sale, the three pawnshops were converted to Company franchise units. Royalties recorded by the Company for these units were $54,000, $77,000 and $83,000 for 2004, 2003, and 2002, respectively. The Company has the right of first refusal in the event of a proposed resale of these pawnshops.

     In October 2003, the Company purchased one of the pawnshops from Ace for $2,461,000 cash. The purchase price was determined by independent appraisal and approved by the Board of Directors of the Company.

     In February 2004, pursuant to the amended Cashland asset purchase agreement, the Company made a final payment of additional consideration in the amount of $5,400,000 to the seller, who was a senior officer of the Company through January 31, 2005. The payment consisted of $2,900,000 in cash and a subordinated note for $2,500,000 (see Note 9). The Company recorded interest expense of $275,000 in 2004. At December 31, 2004, the accrued interest payable on this note was $125,000. The Company also paid rent of $122,000 and $51,000 during 2004 and 2003, respectively, for three Cashland administrative offices and facilities that are owned by the seller.

     Under the Company’s now discontinued officer stock loan program, the Company recorded interest income of $150,000 and $299,000, respectively, in 2004 and 2003. During 2003, the Company’s Chief Executive Officer and other officers made total principal and interest payment of $3,544,000 on these notes. At December 31, 2004 and 2003, the outstanding notes balance was $2,488,000, and accrued interest on these notes was $435,000 and $286,000, respectively.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

20.	Fair Values of Financial Instruments

     The carrying amounts and estimated fair values of financial instruments at December 31, 2004 and 2003, were as follows (in thousands):

	2004		2003
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
Financial assets:
Cash and cash equivalents	$15,103	$15,103	$11,959	$11,959
Pawn loans	109,353	109,353	81,154	81,154
Cash advances, net	36,490	36,490	28,401	28,401
Subordinated notes receivable	9,136	9,243	—	—
Interest rate cap	9	9	—	—

Financial liabilities:
Bank lines of credit	$92,483	$92,483	$68,111	$68,111
Senior unsecured notes	71,643	73,963	79,929	84,480
Subordinated note	2,500	2,683	—	—

     Cash and cash equivalents bear interest at market rates and have maturities of less than 90 days. Pawn loans have relatively short maturity periods depending on local regulations, generally 90 days or less. Cash advances have maturity periods of 45 days or less. Finance and service charge rates are determined by regulations and bear no valuation relationship to the capital markets’ interest rate movements. Generally, pawn loans may only be resold to a licensed pawnbroker.

     The fair value of the subordinated notes receivables are estimated by taking the present value of the expected cash flow over the life of the notes discounted at a rate prevalent to financial instruments with similar credit profiles and like terms.

     The Company’s bank credit facility bears interest at a rate that is frequently adjusted on the basis of market rate changes. The fair values of the remaining long-term debt instruments are estimated based on market values for debt issues with similar characteristics or rates currently available for debt with similar terms.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

21.	Quarterly Financial Data (Unaudited)

     The Company’s operations are subject to seasonal fluctuations. Revenue tends to be highest during the first and fourth calendar quarters, when the average amount of pawn loans and cash advance balances are the highest and consistent with heavier disposition of merchandise activities compared to the other two quarters. The following is a summary of the quarterly results of operations for the years ended December 31, 2004 and 2003 (in thousands, except per share data):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2004 (1)
Total revenue	$117,018	$101,143	$110,536	$140,781
Cost of revenue	40,829	31,338	33,588	48,111
Net revenue	76,189	69,805	76,948	92,670
Income from continuing operations	9,142	4,926	7,181	13,716
Income from discontinued operations (2)	2,248	2,413	16,483	726
Net income	11,390	7,339	23,664	14,442
Diluted income per share –
Income from continuing operations	$0.31	$0.17	$0.24	$0.46
Income from discontinued operations	0.08	0.08	0.56	0.02
Net income	0.39	0.25	0.80	0.48
Diluted weighted average common shares	29,453	29,443	29,522	29,884

2003 (1)
Total revenue	$95,320	$82,305	$95,038	$115,972
Cost of revenue	39,503	31,984	33,599	42,370
Net revenue	55,817	50,321	61,439	73,602
Income from continuing operations	4,999	3,743	4,085	9,203
Income from discontinued operations	1,770	1,908	1,957	2,371
Net income	6,769	5,651	6,042	11,574
Diluted income per share –
Income from continuing operations	$0.20	$0.15	$0.15	$0.32
Income from discontinued operations	0.07	0.08	0.07	0.08
Net income	0.27	0.22	0.22	0.40
Diluted weighted average common shares	24,784	25,128	27,197	28,921

(1)	On September 7, 2004, the Company sold its foreign pawn lending operations; all prior periods presented have been restated to reflect that business as discontinued operations.

(2)	Income from discontinued operations includes a gain on sale of $15,415 (after related taxes of $3,608) for the quarter end September 30, 2004.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 9A. CONTROLS AND PROCEDURES

     Under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, management of the Company has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2004 (“Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective in timely alerting them to the material information relating to the Company required to be included in its periodic filings with the Securities and Exchange Commission.

     The Report of Management on Internal Control Over Financial Reporting is included in Item 8 of this annual report on Form 10-K. There have been no significant changes during the fourth quarter of the year ended December 31, 2004 in the Company’s internal control over financial reporting that was identified in connection with management’s evaluation described in Item 9A above and has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. Management’s assessment of the Company’s internal control over financial reporting excluded the pawn operating assets acquired from Camco, Inc., which operated under the trade name “SuperPawn,” because they were acquired by the Company in a purchase transaction during 2004.

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

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information required by this Item 10 with respect to directors, the Audit Committee of the Board of Directors and Audit Committee financial experts is incorporated into this report by reference to the Company’s Proxy Statement for the 2005 Annual Meeting of Shareholders (“Proxy Statement”), and in particular to the information in the Proxy Statement under the captions “Election of Directors” and “Meetings and Committees of the Board of Directors.” Information concerning executive officers is contained in Item 1 of this report under the caption “Executive Officers of the Registrant.” Information regarding Section 16(a) compliance is incorporated into this report by reference to the information contained under the caption “Compliance With Section 16(a) of the Securities Exchange Act of 1934” in the Proxy Statement.

     The Company has adopted a Code of Business Conduct and Ethics that applies to all of its directors, officers, and employees. This Code is publicly available on the Company’s website at www.cashamerica.com. Amendments to this Code and any grant of a waiver from a provision of the Code requiring disclosure under applicable SEC rules will be disclosed on the Company’s website. These materials may also be requested in print and without charge by writing to the Company’s Secretary at Cash America International, Inc., 1600 West 7th Street, Fort Worth, Texas 76102.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

     Information contained under the caption “Independent Registered Public Accounting Firm” in the Proxy Statement is incorporated into this report by reference in response to this Item 14.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	(1)	Financial Statements: See Item 8, “Financial Statements and Supplementary Data,” on pages 38 through 71 hereof, for a list of the Company’s consolidated financial statements and report of independent registered accounting firm.

	(2)	Financial Statement Schedule: The following financial statement schedule of the Company is included herein on pages 75 through 76.

		Report of Independent Registered Public Accounting Firm on Financial Statement Schedule (page 75)

Schedule II – Valuation Accounts (page 76)

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions, are inapplicable, or the required information is included elsewhere in the financial statements.

(3)	Exhibits required by Item 601 of Regulation S-K: The exhibits filed in response to this item are listed in the Exhibit Index on pages 77 through 79.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 25, 2005.

CASH AMERICA INTERNATIONAL, INC.

By:	/s/	DANIEL R. FEEHAN

Daniel R. Feehan
Chief Executive Officer and President

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the report has been signed by the following persons on February 25, 2004 on behalf of the registrant and in the capacities indicated.

Signature	Title	Date

/s/ JACK R. DAUGHERTY	Chairman of the Board	February 25, 2005
of Directors
Jack R. Daugherty

/s/ DANIEL R. FEEHAN	Chief Executive Officer,	February 25, 2005
President and Director
Daniel R. Feehan	(Principal Executive Officer)

/s/ THOMAS A. BESSANT, JR.	Executive Vice President and	February 25, 2005
Chief Financial Officer
Thomas A. Bessant, Jr.	(Principal Financial and
Accounting Officer)

/s/ A. R. DIKE	Director	February 25, 2005

A. R. Dike

/s/ JAMES H. GRAVES	Director	February 25, 2005

James H. Graves

/s/ B. D. HUNTER	Director	February 25, 2005

B. D. Hunter

/s/ TIMOTHY J. McKIBBEN	Director	February 25, 2005

Timothy J. McKibben

/s/ ALFRED M. MICALLEF	Director	February 25, 2005

Alfred M. Micallef

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors of
Cash America International, Inc.

     Our audits of the consolidated financial statements, of management’s assessment of the effectiveness of internal control over financial reporting and of the effectiveness of internal control over financial reporting referred to in our report dated February 24, 2005 appearing in this Annual Report on Form 10-K also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

Fort Worth, Texas
February 24, 2005

SCHEDULE II

CASH AMERICA INTERNATIONAL, INC.
VALUATION ACCOUNTS
For the Three Years Ended December 31, 2004
(dollars in thousands)

		Additions
	Balance at	Charged	Charged				Balance at
	Beginning	To	to				End
Description	of Period	Expense	Other		Deductions		of Period

Allowance for losses on cash advances –

Year Ended:
December 31, 2004	$3,393	$23,242	$7,556	(a)	$29,833		$4,358

December 31, 2003	$1,319	$11,130	$3,397	(a)	$12,453		$3,393

December 31, 2002	$711	$6,247	$2,052	(a)	$7,691		$1,319

Accrual for losses on bank-owned cash advances –
Year Ended:
December 31, 2004	$55	$287	$—		$—		$342

December 31, 2003	$429	$(374)	$—		$—		$55

December 31, 2002	$—	$429	$—		$—		$429

Allowance for valuation of inventory –

Year Ended:
December 31, 2004	$1,410	$542	$—		$507	(b)	$1,445

December 31, 2003	$1,435	$552	$—		$577	(b)	$1,410

December 31, 2002	$1,585	$696	$—		$846	(b)	$1,435

Allowance for valuation of deferred tax assets –

Year Ended:
December 31, 2004	$7,204	$—	$—		$6,979	(c)	$225

December 31, 2003	$7,691	$(487)	$—		$—		$7,204

December 31, 2002	$7,628	$63	$—		$—		$7,691

Allowance for valuation of discontinued operations (d) –

Year Ended:
December 31, 2004	$389	$30	$—		$94		$325

December 31, 2003	$623	$36	$—		$270		$389

December 31, 2002	$8,093	$(1,214)	$—		$6,256		$623

(a)	Recoveries.

(b)	Deducted from allowance for write-off or other disposition of merchandise.

(c)	Includes $6,813 attributable to gains recognized on disposal of discontinued foreign operations.

(d)	Represents amounts related to business discontinued in 2001.

EXHIBIT INDEX

     The following documents are filed as a part of this report. Those exhibits previously filed and incorporated herein by reference are identified by reference to the list of prior filings after the list of exhibits. Exhibits not required for this report have been omitted.

Exhibit	Description
3.1	Articles of Incorporation of Cash America Investments, Inc. filed in the office of the Secretary of State of Texas on October 4, 1984. (a) (Exhibit 3.1)

3.2	Articles of Amendment to the Articles of Incorporation of Cash America Investments, Inc. filed in the office of the Secretary of State of Texas on October 26, 1984. (a) (Exhibit 3.2)

3.3	Articles of Amendment to the Articles of Incorporation of Cash America Investments, Inc. filed in the office of the Secretary of State of Texas on September 24, 1986. (a) (Exhibit 3.3)

3.4	Articles of Amendment to the Articles of Incorporation of Cash America Investments, Inc. filed in the office of the Secretary of State of Texas on September 30, 1987. (b) (Exhibit 3.4)

3.5	Articles of Amendment to the Articles of Incorporation of Cash America Investments, Inc. filed in the office of the Secretary of State of Texas on April 23, 1992 to change the Company’s name to “Cash America International, Inc.” (c) (Exhibit 3.5)

3.6	Articles of Amendment to the Articles of Incorporation of Cash America International, Inc. filed in Office of the Secretary of State of Texas on May 21, 1993. (d) (Exhibit 3.6)

3.7	Bylaws of Cash America International, Inc. (e) (Exhibit 3.5)

3.8	Amendment to Bylaws of Cash America International, Inc. dated effective September 26, 1990. (f) (Exhibit 3.6)

3.9	Amendment to Bylaws of Cash America International, Inc. dated effective April 22, 1992. (c) (Exhibit 3.8)

4.1	Form of Stock Certificate. (c) (Exhibit 4.1)

10.1	Note Agreement between the Company and Teachers Insurance and Annuity Association of America dated as of July 7, 1995. (g) (Exhibit 10.1)

10.2	First Supplement (November 10, 1995) to 1995 Note Agreement between the Company and Teachers Insurance and Annuity Association of America. (h) (Exhibit 10.2)

10.3	Second Supplement (December 30, 1996) to 1995 Note Agreement between the Company and Teachers Insurance and Annuity Association of America. (i) (Exhibit 10.16)

10.4	Third Supplement (December 30, 1997) to 1995 Note Agreement between the Company and Teachers Insurance and Annuity Association of America. (j) (Exhibit 10.20)

10.5	Fourth Supplement (December 31, 1998) to 1995 Note Agreement between the Company and Teachers Insurance and Annuity Association of America. (k) (Exhibit 10.23)

10.6	Fifth Supplement (September 29, 1999) to 1995 Note Agreement between the Company and Teachers Insurance and Annuity Association of America. (l) (Exhibit 10.2)

10.7	Sixth Supplement (June 30, 2000) to 1995 Note Agreement between the Company and Teachers Insurance and Annuity Association of America. (m) (Exhibit 10.2)

10.8	Seventh Supplement (September 30, 2001) to 1995 Note Agreement between the Company and Teachers Insurance and Annuity Association of America. (n) (Exhibit 10.26)

10.9	Eighth Supplement (September 7, 2004) to 1995 Note Agreement between the Company and Teachers Insurance and Annuity Association of America. (o) (Exhibit 10.1)

10.10	Note Agreement dated as of December 1, 1997 among the Company and the Purchasers named therein for the issuance of the Company’s 7.10% Senior Notes due January 2, 2008 in the aggregate principal amount of $30,000,000. (j) (Exhibit 10.23)

10.11	First Supplement (December 31, 1998) to Note Agreement dated as of December 1, 1997 among the Company and the purchasers named therein. (k) (Exhibit 10.29)

Exhibit	Description
10.12	Second Supplement (September 29, 1999) to Note Agreement dated as of December 1, 1997 among the Company and the purchasers named therein. (l) (Exhibit 10.1)

10.13	Third Supplement (June 30, 2000) to Note Agreement dated as of December 1, 1997 among the Company and the purchasers named therein. (m) (Exhibit 10.1)

10.14	Fourth Supplement (September 30, 2000) to Note Agreement dated as of December 1, 1997 among the Company and the purchasers named therein. (n) (Exhibit 10.38)

10.15	Fifth Supplement (September 7, 2004) to Note Agreement dated as of December 1, 1997 among the Company and the purchasers named therein. (o) (Exhibit 10.1)

10.16	Note Agreement dated as of August 12, 2002 among the Company and the Purchasers named therein for the issuance of the Company’s 7.20% Senior Notes due August 12, 2009 in the aggregate principal amount of $42,500,000. (p) (Exhibit 10.1)

10.17	Amendment No. 1 (September 7, 2004) to Note Agreement dated as of August 12, 2002 among the Company and the purchasers named therein. (o) (Exhibit 10.1)

10.18	Supplemental Executive Retirement Plan dated effective January 1, 2003. (q) (Exhibit 10.32)

10.19	Executive Change-in-Control Severance Agreement dated December 22, 2003 between the Company and each of its Executive Vice Presidents (Thomas A. Bessant, Jr., Robert D. Brockman, Jerry D. Finn, Michael D. Gaston, William R. Horne, James H. Kauffman, Hugh A. Simpson) (q) (Exhibit 10.31)

10.20	Amended and Restated Executive Employment Agreement between the Company and Mr. Feehan dated as of January 21, 2004. (q) (Exhibit 10.30)

10.21	2004 Long-Term Incentive Plan.

10.22	First Amended and Restated Credit Agreement among the Company, certain lenders named therein, and Wells Fargo Bank, National Association, as Administrative Agent dated as of February 24, 2005.

14	Code of Ethics. The Company’s Code of Business Conduct and Ethics may be accessed via the Company’s website at www.cashamerica.com.

21	Subsidiaries of Cash America International, Inc.

23	Consent of PricewaterhouseCoopers LLP.

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Certain Exhibits are incorporated by reference to the Exhibits shown in parenthesis contained in the Company’s following filings with the Securities and Exchange Commission:

(a)	Registration Statement Form S-1, File No. 33-10752.

(b)	Amendment No. 1 to its Registration Statement on Form S-4, File No. 33-17275.

(c)	Annual Report on Form 10-K for the year ended December 31, 1992.

(d)	Annual Report on Form 10-K for the year ended December 31, 1993.

(e)	Post-Effective Amendment No. 1 to its Registration Statement on Form S-4, File No. 33-17275.

(f)	Annual Report on Form 10-K for the year ended December 31, 1990.

(g)	Quarterly Report on Form 10-Q for the quarter ended June 30, 1995.

(h)	Quarterly Report on Form 10-Q for the quarter ended September 30, 1995.

(i)	Annual Report on Form 10-K for the year ended December 31, 1996.

(j)	Annual Report on Form 10-K for the year ended December 31, 1997.

Exhibit	Description
(k)	Annual Report on Form 10-K for the year ended December 31, 1998.

(l)	Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.

(m)	Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

(n)	Annual Report on Form 10-K for the year ended December 31, 2001.

(o)	Current Report on Form 8-K dated September 7, 2004.

(p)	Current Report on Form 8-K dated August 15, 2002.

(q)	Annual Report on Form 10-K for the year ended December 31, 2003.