Form 10-Q
period 2005-03-31
CASH AMERICA INTERNATIONAL INC
filed 2005-04-22
CIK 807884

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑      No ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑      No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

29,296,316 common shares, $.10 par value, were outstanding as of April 15, 2005

CASH AMERICA INTERNATIONAL, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	March 31,		December 31,
	2005	2004	2004
	(Unaudited)
Assets

Current assets:
Cash and cash equivalents	$11,874	$9,230	$15,103
Pawn loans	97,307	73,017	109,353
Cash advances, net	30,318	23,976	36,490
Merchandise held for disposition, net	59,466	43,233	67,050
Finance and service charges receivable	17,789	13,763	20,458
Other receivables and prepaid expenses	11,941	8,028	10,547
Deferred tax assets	8,372	6,468	9,293
Current assets of discontinued operations	—	83,687	—

Total current assets	237,067	261,402	268,294

Property and equipment, net	88,906	68,357	87,612
Goodwill	164,374	104,477	164,073
Intangible assets, net	23,558	4,457	24,361
Other assets	11,212	1,811	10,825
Non-current assets of discontinued operations	—	30,934	—

Total assets	$525,117	$471,438	$555,165

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable and accrued expenses	$27,054	$24,977	$33,854
Customer deposits	6,358	4,858	5,686
Income taxes currently payable	6,009	3,764	2,505
Current portion of long-term debt	16,786	8,286	16,786
Current liabilities of discontinued operations	—	2,909	—

Total current liabilities	56,207	44,794	58,831

Deferred tax liabilities	10,520	5,830	10,999
Other liabilities	1,404	1,454	1,559
Long-term debt	113,617	113,892	149,840
Non-current liabilities of discontinued operations.	—	16,221	—

Stockholders’ equity:
Common stock, $.10 par value per share, 80,000,000 shares authorized, 30,235,164 shares issued	3,024	3,024	3,024
Additional paid-in capital	154,945	142,743	154,294
Retained earnings	199,050	152,538	187,860
Accumulated other comprehensive income	—	8,879	—
Notes receivable secured by common stock	(2,488)	(2,488)	(2,488)
Treasury shares, at cost (997,620 shares, 1,956,372 shares and 938,386 shares at March 31, 2005 and 2004, and December 31, 2004, respectively)	(11,162)	(15,449)	(8,754)

Total stockholders’ equity	343,369	289,247	333,936

Total liabilities and stockholders’ equity	$525,117	$471,438	$555,165

See notes to consolidated financial statements.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three Months Ended
	March 31,
	2005	2004
	(Unaudited)
Revenue
Finance and service charges	$33,919	$26,872
Proceeds from disposition of merchandise	78,741	67,048
Cash advance fees	28,310	19,656
Check cashing royalties and fees	4,019	3,442

Total Revenue	144,989	117,018

Cost of Revenue

Disposed merchandise	47,955	40,829

Net Revenue	97,034	76,189

Expenses
Operations	53,673	41,568
Cash advance loss provision	5,634	3,044
Administration	10,909	11,107
Depreciation and amortization	5,566	3,924

Total Expenses	75,782	59,643

Income from Operations	21,252	16,546

Interest expense	2,337	2,131
Interest income	(418)	(39)
Foreign currency transaction losses	484	—

Income from Continuing Operations before Income Taxes	18,849	14,454
Provision for income taxes	6,947	5,312

Income from Continuing Operations	11,902	9,142

Income from discontinued operations before income taxes	—	3,232
Provision for income taxes	—	984

Income from discontinued operations	—	2,248

Net Income	$11,902	$11,390

Earnings Per Share:
Basic –
Income from continuing operations	$0.41	$0.32
Income from discontinued operations	$—	$0.08
Net income	$0.41	$0.40

Diluted –
Income from continuing operations	$0.39	$0.31
Income from discontinued operations	$—	$0.08
Net income	$0.39	$0.39

Weighted average common shares outstanding:
Basic	29,332	28,241
Diluted	30,396	29,453

Dividends declared per common share	$0.0250	$0.0175

See notes to consolidated financial statements.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	March 31,
	2005		2004
	Shares	Amounts	Shares	Amounts
	(Unaudited)
Common stock
Balance at March 31	30,235,164	$3,024	30,235,164	$3,024

Additional paid-in capital
Balance at beginning of year		154,294		141,867
Exercise of stock options		56		218
Issuance of shares under restricted stock units plan		(99)		—
Stock-based compensation		412		239
Tax benefit from exercise of stock options		282		419

Balance at March 31		154,945		142,743

Retained earnings
Balance at beginning of year		187,860		141,642
Net income		11,902		11,390
Dividends declared		(712)		(494)

Balance at March 31		199,050		152,538

Accumulated other comprehensive income
Balance at beginning of year		—		7,995
Foreign currency translation adjustments		—		884

Balance at March 31		—		8,879

Notes receivable secured by common stock
Balance at March 31		(2,488)		(2,488)

Treasury shares, at cost
Balance at beginning of year	(938,386)	(8,754)	(2,040,180)	(15,547)
Purchases of treasury shares	(112,869)	(2,899)	(31,993)	(777)
Exercise of stock options	42,800	392	115,801	875
Issuance of shares under restricted stock units plan	10,835	99	—	—

Balance at March 31	(997,620)	(11,162)	(1,956,372)	(15,449)

Total Stockholders’ Equity		$343,369		$289,247

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Three Months Ended
	March 31,
	2005	2004
	(Unaudited)
Net income	$11,902	$11,390
Other comprehensive income, net of tax of $0 -
Foreign currency translation adjustments	—	884

Total Comprehensive Income	$11,902	$12,274

See notes to consolidated financial statements.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended
	March 31,
	2005	2004
	(Unaudited)
Cash Flows from Operating Activities
Net income	$11,902	$11,390
Less: Income from discontinued operations	—	2,248

Income from continuing operations	11,902	9,142
Adjustments to reconcile income from continuing operations to net cash provided by operating activities of continuing operations:
Depreciation and amortization	5,566	3,924
Cash advance loss provision	5,634	3,044
Stock-based compensation expense	412	239
Foreign currency transaction losses	484	—
Changes in operating assets and liabilities -
Merchandise held for disposition	(396)	1,960
Finance and service charges receivable	2,908	2,068
Other receivables and prepaid expenses	(1,355)	(654)
Accounts payable and accrued expenses	(6,907)	(9,421)
Customer deposits, net	672	756
Current income taxes	3,786	7,036
Deferred income taxes, net	442	1,178

Net cash provided by operating activities of continuing operations	23,148	19,272

Cash Flows from Investing Activities
Pawn loans made	(79,239)	(66,194)
Pawn loans repaid	57,307	45,739
Principal recovered on forfeited loans through dispositions	41,406	32,831
Cash advances made, assigned or purchased	(116,901)	(84,724)
Cash advances repaid	117,152	85,926
Acquisitions, net of cash acquired	(159)	(2,900)
Purchases of property and equipment	(5,618)	(4,139)

Net cash provided by investing activities of continuing operations	13,948	6,539

Cash Flows from Financing Activities
Net repayments under bank lines of credit	(31,937)	(24,076)
Payments on notes payable	(4,286)	(4,286)
Loan costs paid	(940)	—
Proceeds from exercise of stock options	449	1,093
Treasury shares purchased	(2,899)	(777)
Dividends paid	(712)	(494)

Net cash used by financing activities of continuing operations	(40,325)	(28,540)

Net decrease in cash and cash equivalents	(3,229)	(2,729)
Cash and cash equivalents at beginning of year	15,103	11,959

Cash and cash equivalents at end of period	$11,874	$9,230

Supplemental Disclosures
Non-cash investing and financing activities of continuing operations:
Pawn loans forfeited and transferred to merchandise held for disposition	$33,978	$28,592
Pawn loans renewed	$18,591	$10,370
Cash advances renewed	$2,415	$1,723
Note payable issued in settlement of purchase transaction	$—	$2,500

See notes to consolidated financial statements.

CASH AMERCIA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. Basis of Presentation

     The consolidated financial statements include the accounts of Cash America International, Inc. and its majority-owned subsidiaries (the “Company”). All significant intercompany accounts and transactions have been eliminated in consolidation.

     The financial statements as of March 31, 2005 and 2004, and for the three month periods then ended, are unaudited but, in management’s opinion, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for such interim periods. Operating results for the three month periods are not necessarily indicative of the results that may be expected for the full fiscal year.

     In September 2004, the Company sold its foreign pawn lending operations in the United Kingdom and Sweden. The results of foreign pawn lending operations have been reclassified as discontinued operations for the three months ended March 31, 2004 in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” See Note 9.

     In December 2004, the Company acquired the pawn operating assets of Camco, Inc., which operated under the trade name “SuperPawn” (“SuperPawn”) in four states in the western United States. The financial results of SuperPawn have been included in the accompanying consolidated financial statements since the acquisition.

     Certain amounts in the consolidated financial statements for the three month period ended March 31, 2004, have been reclassified to conform to the presentation format adopted in 2005. These reclassifications have no effect on the net income previously reported.

     These financial statements and related notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2004 Annual Report to Stockholders.

2. Revenue Recognition

Pawn Lending • Pawn loans are made on the pledge of tangible personal property. The Company accrues finance and service charges revenue only on those pawn loans that the Company deems collectible based on historical loan redemption statistics. Pawn loans written during each calendar month are aggregated and tracked for performance. The gathering of this empirical data allows the Company to analyze the characteristics of its outstanding pawn loan portfolio and estimate the probability of collection of finance and service charges. For loans not repaid, the carrying value of the forfeited collateral (“merchandise held for disposition”) is stated at the lower of cost (cash amount loaned) or market. Revenue is recognized at the time that merchandise is sold. Interim customer payments for layaway sales are recorded as customer deposits and subsequently recognized as revenue during the period in which final payment is received.

Cash Advances • The Company offers unsecured cash advances in selected locations and on behalf of third-party banks in other locations. Cash advances provide customers with cash in exchange for a promissory note or other repayment agreement supported by that customer’s personal check for the aggregate amount of the cash advanced plus a service fee. To repay the cash advance, customers may redeem their check by paying cash or they may allow the check to be presented for collection. The Company accrues fees and interest on cash advances on a constant yield basis ratably over their terms. For those locations that offer cash advances from third-party banks, the Company receives an administrative service fee for services provided on the banks’ behalf. These fees are recorded in revenue when earned.

CASH AMERCIA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued

Check Cashing • The Company records fees derived from its owned check cashing locations and cash advance locations in the period in which the service is provided. Royalties derived from franchise locations are recorded on the accrual basis.

3. Stock-Based Compensation

     Under various equity compensation plans (the “Plans”) it sponsors, the Company is authorized to issue 8,300,000 shares of common stock pursuant to the grant of “Awards”, including incentive stock options (intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended), nonqualified stock options, restricted stock and restricted stock units.

Stock Options • Stock options granted under the Plans have contractual terms of 5 to 15 years and have an exercise price equal to or greater than the fair market value of the stock at grant date. Stock options granted vest over periods ranging from 1 to 7 years. However, the terms of options with the 7-year vesting periods and certain of the 4-year and 5-year vesting periods include provisions that accelerate vesting if specified share price appreciation criteria are met. During the three months ended March 31, 2004, 551,547 shares vested due to the acceleration provisions. No accelerated vesting of stock options occurred during the three months ended March 31, 2005.

     The Company accounts for its stock-based employee compensation plans in accordance with Accounting Principal Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), often referred to as the “intrinsic value” based method, accordingly, no compensation expense has been recognized for its stock options. In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Statement No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). SFAS 123 encourages expensing the fair value of employee stock options. The table below illustrates the effect on net income and earnings per share if the Company had applied SFAS 123 and calculated the fair value of options granted using the Black-Scholes option-pricing model (in thousands, except per share amounts).

CASH AMERCIA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued

     Included in the pro forma amounts below for the 2004 period is the effect of the vesting of 551,547 shares which accelerated pursuant to the original terms of the options due to price performance of the shares of the Company. As a result, the pro forma compensation expense of those options is moved forward into the 2004 period, eliminating it from future years had scheduled vesting occurred during the remainder of 2004 through 2007.

	Three Months Ended
	March 31,
	2005	2004
Net income – as reported	$11,902	$11,390
Deduct: Stock option compensation expense (a)	—	810

Net income – pro forma	$11,902	$10,580

Net income per share –
Basic:
As reported	$0.41	$0.40
Pro forma	$0.41	$0.37
Diluted:
As reported	$0.39	$0.39
Pro forma	$0.39	$0.36

(a)	Determined under fair value based method for all awards, net of related tax effects. “All awards” refers to options granted, modified, or settled in fiscal periods beginning after December 15, 1994, that is, options for which the fair value was required to be measured under SFAS 123.

Restricted Stock Units • In December 2003, the Company granted restricted stock units to its officers in conjunction with the adoption of the Supplemental Executive Retirement Plan. The amount attributable to this grant is being amortized to expense over the vesting periods of 4 to 15 years. In January 2004, the Company changed its approach to annual equity based compensation awards and granted restricted stock units to its officers under the provision of the 1994 Long-Term Incentive Plan in lieu of stock options. In April 2004, the Company adopted the 2004 Long-Term Incentive Plan, which was approved by shareholders at the 2004 annual shareholders meeting and granted restricted stock units to the non-management members of the Board of Directors. Each vested restricted stock unit entitles the holder to receive a share of the common stock of the Company to be issued upon vesting. The amount attributable to officer grants is being amortized to expense over a four-year period, as the officer units vest on each of the first four anniversaries of the grant date. Director units have the same vesting schedule, but for directors with five or more years of service the vesting of units held for one year or more accelerates upon the director’s departure from the Board. Because all of the Company’s current directors have served for more than five years, the market value of the units attributable to directors is being amortized to expense over a one-year period. The aggregate fair value of all the restricted units was $9,342,000 based on their market value as of the date of the grant. For the three months ended March 31, 2005 and 2004, compensation expense totaling $412,000 ($268,000 net of related taxes) and $239,000 ($155,000 net of related taxes), respectively, was recognized.

4. Recent Accounting Pronouncement

     In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement 123 (Revised 2004), “Share-Based Payment” (“SFAS 123(R)”). SFAS 123(R) requires that the cost resulting from all share-based payment transactions be recognized in the financial statements over the period during which an employee is required to provide service in exchange for the award. SFAS 123(R) establishes fair

CASH AMERCIA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued

value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value based method in accounting for share-based transactions with employees. SFAS 123(R) also amends FASB Statement No. 95, “Statement of Cash Flows”, to require that excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid. SFAS 123(R) is effective as of the beginning of the first interim reporting period that begins after June 15, 2005. On April 14, 2005, the effective date was amended by the Securities and Exchange Commission. As a result, FAS 123(R) is now effective for most public companies for annual (rather than interim) periods that begin after June 15, 2005. The Company is not expected to have a material effect on the Company’s consolidated financial position or results of operations because of the Company’s decision to transition from its stock option compensation program to a restricted stock unit compensation program that is recognized as an expense, prior to the implementation of the new pronouncement.

5. Cash Advances and Allowance for Losses

     The Company offers the cash advance product through its cash advance locations and most of its pawnshops. Cash advances are generally offered for a term of 7 to 45 days, depending on the customer’s next payday. The Company originates cash advances in some of its locations and markets and services cash advances made by third-party banks in other Company locations.

     Under the bank program, the banks sell participation interests in the bank originated cash advances to third parties, and the Company purchases sub-participation interests in certain of those participations. The Company also receives an administrative fee for its services. In order to benefit from the use of the Company’s collection resources and proficiency, the banks assign cash advances unpaid after maturity to the Company at a discount from the amount owed by the borrower. Losses on cash advances assigned to the Company that prove uncollectible are the responsibility of the Company. To the extent that the Company collects an amount owed by the customer in excess of the amount assigned by the banks, the Company is entitled to the excess and recognizes it in income when collected. Since the Company may not be successful in the collection of the assigned accounts, the Company’s cash advance loss provision includes amounts estimated to be adequate to absorb credit losses from cash advances in the aggregate portfolio, including those expected to be assigned to the Company. The accrued losses on portfolios owned by the banks are included in “Accounts payable and accrued expenses” in the accompanying consolidated balance sheets.

CASH AMERCIA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued

     Cash advances outstanding at March 31, 2005 and 2004, were as follows (in thousands):

	2005	2004
Originated by the Company
Active cash advances and fees receivable	$20,341	$14,912
Cash advances and fees in collection	3,446	2,766

Total originated by the Company	23,787	17,678

Originated by banks
Active cash advances and fees receivable	15,149	8,230
Cash advances and fees in collection	3,902	2,115

Total originated by banks	19,051	10,345

Combined gross portfolio	42,838	28,023
Less: Elimination of cash advances owned by banks	8,855	1,015
Less: Discount on cash advances assigned by banks	569	384

Company-owned cash advances and fees receivable, gross	33,414	26,624
Less: Allowance for losses	3,096	2,648

Cash advances and fees receivable, net	$30,318	$23,976

     Changes in the allowance for losses for the three month periods ended March 31, 2005 and 2004, were as follows ($ in thousands):

	2005	2004
Company-owned cash advances
Balance at beginning of period	$4,358	$3,393
Cash advance loss provision	5,681	3,058
Charge-offs	(9,841)	(5,879)
Recoveries	2,898	2,076

Balance at end of period	$3,096	$2,648

Accrual for bank-owned cash advances
Balance at beginning of period	$342	$55
Decrease in loss provision	(47)	(14)

Balance at end of period	$295	$41

Combined statistics
Combined cash advance loss provision	$5,634	$3,044

Combined cash advance loss provision as a % of combined cash advances written	3.2%	2.5%

Charge-offs (net of recoveries) as a % of combined cash advances written	3.9%	3.1%

Combined allowance for losses and accrued bank losses as a % of combined gross portfolio	7.9%	9.6%

     Cash advances assigned to the Company for collection were $17,711,000 and $9,216,000, for the three months ended March 31, 2005 and 2004, respectively. The Company’s participation interest in bank originated cash advances was $6,294,000 and $7,142,000 at March 31, 2005 and 2004, respectively.

CASH AMERCIA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued

6. Earnings Per Share Computation

     The following table sets forth the reconciliation of numerators and denominators for the basic and diluted earnings per share computation for the three month periods ended March 31, 2005 and 2004 (in thousands):

	2005	2004
Basic earnings per share computation –

Numerator: Net income available to common stockholders	$11,902	$11,390

Denominator:
Weighted average common shares outstanding	29,295	28,241
Weighted average vested restricted stock units	37	—

Total weighted average basic shares	29,332	28,241

Diluted earnings per share computation –

Numerator: Net income available to common stockholders	$11,902	$11,390

Denominator:
Weighted average basic common shares outstanding	29,332	28,241
Effect of shares applicable to stock option plans	645	832
Effect of restricted stock unit compensation plans	350	314
Effect of shares applicable to nonqualified savings plan	69	66

Total diluted shares	30,396	29,453

7. Goodwill and Other Intangible Assets

     Goodwill and other intangible assets having an indefinite useful life are tested for impairment annually at June 30, or more frequently if events or changes in circumstances indicate that the assets might be impaired.

Goodwill • Changes in the carrying value of goodwill for the three month periods ended March 31, 2005 and 2004, were as follows (in thousands):

	Pawn	Cash	Check
	Lending	Advance	Cashing	Consolidated
Balance as of January 1, 2005	$114,341	$44,422	$5,310	$164,073
Acquisitions/adjustments	283	18	—	301

Balance as of March 31, 2005	$114,624	$44,440	$5,310	$164,374

Balance as of January 1, 2004	$65,934	$27,840	$5,310	$99,084
Acquisitions/adjustments	(7)	5,400	—	5,393

Balance as of March 31, 2004	$65,927	$33,240	$5,310	$104,477

CASH AMERCIA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued

Acquired Intangible Assets • Acquired intangible assets that are subject to amortization as of March 31, 2005 and 2004, were as follows (in thousands):

	2005			2004
		Accumulated			Accumulated
	Cost	Amortization	Net	Cost	Amortization	Net
Non-competition agreements	$7,085	$(997)	$6,088	$1,800	$(450)	$1,350
Customer relationships	6,069	(1,678)	4,391	2,530	(534)	1,996
Other	179	(75)	104	170	(59)	111

Total	$13,333	$(2,750)	$10,583	$4,500	$(1,043)	$3,457

     Non-competition agreements are amortized over the applicable terms of the contracts. Customer relationships are generally amortized over five to six years based on the pattern of economic benefits. Tradenames of $5,326,000 and licenses of 7,649,000 at March 31, 2005, obtained in acquisitions, are not subject to amortization.

8. Long-Term Debt

     The Company’s long-term debt instruments and balances outstanding at March 31, 2005 and 2004, were as follows (in thousands):

	2005	2004
U.S. Line of Credit up to $250,000 due 2010	$60,546	$44,035
8.14% senior unsecured notes due 2007	12,000	16,000
7.10% senior unsecured notes due 2008	12,857	17,143
7.20% senior unsecured notes due 2009	42,500	42,500
12.00% subordinated note due 2014	2,500	2,500

Total debt	130,403	122,178
Less current portion	16,786	8,286

Total long-term debt	$113,617	$113,892

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

CASH AMERCIA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued

9. Discontinued Operations

     The carrying amounts of the major classes of the assets and liabilities for the discontinued foreign pawn lending operations at March 31, 2004 were as follows (in thousands):

Assets

Pawn loans	$62,377
Merchandise held for disposition, net	7,097
Finance and service charges receivable	8,155
Other current assets	6,058

Current assets of discontinued operations	83,687

Goodwill	19,039
Other non-current assets	11,895

Non-current assets of discontinued operations	30,934

Total Assets of Discontinued Operations	$114,621

Liabilities
Current liabilities of discontinued operations	$2,909

Deferred tax liabilities	2,580
Long-term debt	13,641

Non-current liabilities of discontinued operations	16,221

Total Liabilities of Discontinued Operations	$19,130

     The summarized statement of operations information for the discontinued foreign pawn lending operations for the three months ended March 31, 2004 is as follows (in thousands):

Revenue

Finance and service charges	$8,628
Proceeds from disposition of merchandise	5,667
Check cashing royalties and fees	597

Total Revenue	14,892

Cost of Revenue
Disposed merchandise	4,240

Net Revenue	10,652

Expenses

Operations	4,996
Administration	1,539
Depreciation and amortization	728

Total Expenses	7,263

Income from Operations	3,389
Interest expense, net	157

Income before Income Taxes	3,232
Provision for income taxes	984

Income from Discontinued Operations	$2,248

Diluted Income Per Share from Discontinued Operations	$0.08

CASH AMERCIA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued

10. Operating Segment Information

     The Company has three reportable operating segments: pawn lending operations, cash advance operations, and check cashing operations. Cash advance and check cashing are managed separately due to the different operational strategies required and, therefore, are reported as separate segments. Information concerning the operating segments is set forth below (in thousands):

	Pawn	Cash	Check
	Lending	Advance	Cashing	Consolidated
Three Months Ended March 31, 2005:

Revenue
Finance and service charges	$33,919	$—	$—	$33,919
Proceeds from disposition of merchandise	78,741	—	—	78,741
Cash advance fees	8,980	19,330	—	28,310
Check cashing royalties and fees	—	2,888	1,131	4,019

Total revenue	121,640	22,218	1,131	144,989
Cost of revenue - disposed merchandise	47,955	—	—	47,955

Net revenue	73,685	22,218	1,131	97,034

Expenses
Operations	40,918	12,373	382	53,673
Cash advance loss provision	2,193	3,441	—	5,634
Administration	8,362	2,312	235	10,909
Depreciation and amortization	3,792	1,691	83	5,566

Total expenses	55,265	19,817	700	75,782

Income from operations	$18,420	$2,401	$431	$21,252

As of March 31, 2005:

Total assets	$417,288	$100,728	$7,101	$525,117

Three Months Ended March 31, 2004:

Revenue
Finance and service charges	$26,872	$—	$—	$26,872
Proceeds from disposition of merchandise	67,048	—	—	67,048
Cash advance fees	7,119	12,537	—	19,656
Check cashing royalties and fees	—	2,320	1,122	3,442

Total revenue	101,039	14,857	1,122	117,018
Cost of revenue - disposed merchandise	40,829	—	—	40,829

Net revenue	60,210	14,857	1,122	76,189

Expenses
Operations	33,935	7,253	380	41,568
Cash advance loss provision	1,356	1,688	—	3,044
Administration	9,082	1,817	208	11,107
Depreciation and amortization	2,867	943	114	3,924

Total expenses	47,240	11,701	702	59,643

Income from operations	$12,970	$3,156	$420	$16,546

As of March 31, 2004:

Total assets of continuing operations	$280,245	$68,896	$7,676	$356,817

CASH AMERCIA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued

11. Litigation

     On August 6, 2004, James E. Strong filed a purported class action lawsuit in the State Court of Cobb County, Georgia against Georgia Cash America, Inc., Cash America International, Inc. (together with Georgia Cash America, Inc., “Cash America”), Daniel R. Feehan, and several unnamed officers, directors, owners and “stakeholders” of Cash America. The lawsuit alleges many different causes of action, among the most significant of which is that Cash America has been making illegal payday loans in Georgia in violation of Georgia’s usury law, the Georgia Industrial Loan Act and Georgia’s Racketeer Influenced and Corrupt Organizations Act. Community State Bank has for some time made loans to Georgia residents through Cash America’s Georgia operating locations. The complaint in this lawsuit claims that Community State Bank is not the true lender with respect to the loans made to Georgia borrowers and that its involvement in the process is “a mere subterfuge.” Based on this claim, the suit alleges that Cash America is the “de facto” lender and is illegally operating in Georgia. The complaint seeks unspecified compensatory damages, attorney’s fees, punitive damages and the trebling of any compensatory damages. The Company believes that the claims in this suit are without merit and intends to vigorously defend this lawsuit. Cash America removed the case to federal court and filed a motion to compel the plaintiff to arbitrate his claim, in addition to denying the plaintiff’s allegations and asserting various defenses to his claim. The plaintiff has filed a motion to remand the case to Georgia state court. As of March 31, 2005, the parties await court rulings on the various motions. Because this case is at a very early stage, neither the likelihood of an unfavorable outcome nor the ultimate liability, if any, with respect to this litigation can be determined at this time.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

     The Company is a provider of specialty financial services to individuals in the United States. The Company offers secured non-recourse loans, commonly referred to as pawn loans, to individuals through its pawn lending operations. The pawn loan portfolio generates finance and service charges revenue. A related activity of the pawn lending operations is the disposition of merchandise, primarily collateral from unredeemed pawn loans. As an alternative to a pawn loan, the Company offers unsecured cash advances in selected lending locations and on behalf of third-party banks in other locations. The Company also provides check cashing and related financial services through many of its cash advance locations and through its franchised and company-owned check cashing centers. Prior to September 7, 2004, the Company also provided financial services to individuals in the United Kingdom and Sweden (the “foreign pawn lending operations”). The foreign pawn lending operations were sold to a foreign investment group and have been reclassified and reported as discontinued operations for all periods presented. See Note 9 of Notes to Consolidated Financial Statements.

     In December 2004, the Company completed the acquisition of the pawn operating assets of Camco, Inc., which operated under the trade name “SuperPawn” (“SuperPawn”) in four states in the western United States. SuperPawn is a 41-store chain based in Las Vegas, Nevada. This transaction provided the Company its initial entry into the western United States for pawn lending activities.

     As of March 31, 2005, the Company’s pawn lending operations consisted of 452 pawnshops, including 441 owned units and 11 unconsolidated franchised units in 21 states in the United States. For the fifteen months ended March 31, 2005, the Company acquired 42 operating units, established 4 locations, and combined or closed 3 locations for a net increase in owned pawn lending units of 43. In addition, 5 franchise locations were acquired and 1 was closed.

     At March 31, 2005, the Company’s cash advance operations consisted of 264 cash advance locations in 6 states. For the fifteen months ended March 31, 2005, the Company acquired 32 operating units, established 85 locations, and combined or closed 7 locations for a net increase in cash advance locations of 110.

     As of March 31, 2005, the Company’s check cashing operations (Mr. Payroll Corporation) operated 129 franchised and 6 company-owned check cashing centers in 21 states.

RESULTS OF CONTINUING OPERATIONS

     The following table sets forth the components of the consolidated statements of operations as a percentage of total revenue for the periods indicated.

	Three Months Ended
	March 31,
	2005	2004
Revenue

Finance and service charges	23.4%	23.0%
Proceeds from disposition of merchandise	54.3	57.3
Cash advance fees	19.5	16.8
Check cashing royalties and fees	2.8	2.9

Total Revenue	100.0	100.0

Cost of Revenue

Disposed merchandise	33.1	34.9

Net Revenue	66.9	65.1

Expenses
Operations	37.0	35.5
Cash advance loss provision	3.9	2.6
Administration	7.5	9.5
Depreciation and amortization	3.9	3.4

Total Expenses	52.3	51.0

Income from Operations	14.6	14.1

Interest expense	1.6	1.8
Interest income	(0.3)	—
Foreign currency transaction losses	0.3	—

Income before income taxes	13.0	12.3
Provision for income taxes	4.8	4.5

Income from continuing operations	8.2%	7.8%

     The following table sets forth certain selected consolidated financial and operating data as of March 31, 2005 and 2004, and for the three month periods then ended ($ in thousands).

	2005		2004
PAWN LENDING OPERATIONS:
Pawn loans
Annualized yield on pawn loans	135.2%		143.1%
Total amount of pawn loans written and renewed	$97,830		$76,564
Average pawn loan balance outstanding	$101,736		$75,507
Average pawn loan balance per average location in operation	$231		$190
Average pawn loan amount at end of period (not in thousands)	$88		$85
Profit margin on disposition of merchandise as a percentage of proceeds from disposition of merchandise	39.1%		39.1%
Average annualized merchandise turnover	3.0	x	3.5	x
Average balance of merchandise held for disposition per average location in operation	$145		$118
Pawnshop locations in operation –
Beginning of period, owned	441		398
Start-ups	1		—
Combined or closed	(1)		(2)
End of period, owned	441		396
Franchise locations at end of period	11		6
Total pawnshop locations at end of period	452		402
Average number of owned pawnshop locations in operation	441		397

Cash advances
Total amount of cash advances written (a)	$56,740		$44,639
Number of cash advances written (not in thousands) (a)	170,578		138,954
Average amount per cash advance (not in thousands) (a)	$333		$321
Combined cash advances outstanding (a)	$14,692		$10,947
Cash advances outstanding per location at end of period (a)	$34		$28
Cash advances outstanding before allowance for losses (b)	$9,059		$9,764
Locations offering cash advances at end of period	427		388
Average number of locations offering cash advances	427		389

CASH ADVANCE OPERATIONS (c):
Total amount of cash advances written	$122,085		$77,750
Number of cash advances written (not in thousands)	350,550		228,924
Average amount per cash advance (not in thousands)	$348		$340
Combined cash advances outstanding (a)	$28,146		$17,076
Cash advances outstanding per location at end of period	$107		$104
Cash advances outstanding before allowance for losses (b)	$24,355		$16,860
Cash advance locations in operation –
Beginning of period	253		154
Start-ups	13		10
Combined or closed	(2)		—
End of period	264		164
Average number of cash advance locations in operation	258		159

(Continued on Next Page)

	2005	2004
CHECK CASHING OPERATIONS (Mr. Payroll Corporation) (d):
Face amount of checks cashed	$337,028	$322,187
Gross fees collected	$5,014	$4,799
Fees as a percentage of checks cashed	1.5%	1.5%
Average check cashed (not in thousands)	$418	$422
Centers in operation at end of period	135	137
Average centers in operation for the period	135	137

(a)	Includes cash advances made by the Company and cash advances made by third-party banks offered at the Company’s locations.

(b)	Amounts recorded in the Company’s consolidated financial statements.

(c)	Includes only cash advance locations.

(d)	Includes franchised and company-owned locations.

OVERVIEW

Components of Consolidated Net Revenue. Consolidated net revenue is total revenue reduced by the cost of merchandise sold in the period. It represents the income available to satisfy expenses and is the measure management uses to evaluate top line performance. The growth in cash advance fees is due to higher balances and the addition of new units, including the acquisition of 32 cash advance locations in the third quarter of 2004. This increase in cash advance fees has increased the comparative contribution from this product to the consolidated net revenue of the Company during the first quarter of 2005 compared to the same quarter of 2004. While slightly lower as a percent of total net revenue, pawn related net revenue, consisting of aggregate finance and service charges plus profit on the disposition of merchandise, remains the dominant source of net revenue at 66.7% and 69.7% for the three months ended March 31, 2005 and 2004, respectively. The following charts show consolidated net revenue and depict the mix of the components of net revenue for the quarter ended March 31, 2005 and 2004:

Contribution to Increase in Net Revenue. Cash advance fees have increased as the result of the growth and development of newly opened cash advance locations, the inclusion of 32 cash advance locations acquired in the third quarter of 2004, and the increased demand in pawn locations. As illustrated below, these increases represented 41.5% of the Company’s overall increase in net revenue in the first quarter March 31, 2004 to the first quarter of 2005 and 64.7% of the overall increase from the first quarter of 2003 to the first quarter of 2004. The increase in pawn related net revenue in the aggregate, combined finance and service charges and profit from the disposition of merchandise, increased from 23.7% to 55.7% of the increase in net revenue for the first quarter of 2005 compared to the same period of 2004 as a result of the acquisition of SuperPawn. Check cashing royalties and fees accounted for 2.8% and 11.6% of the increase in net revenue in the first quarter of 2005 and 2004, respectively. These trend are depicted in the following charts:

Quarter Ended March 31, 2005 Compared To Quarter Ended March 31, 2004

Consolidated Net Revenue. Consolidated net revenue increased $20.8 million, or 27.3%, to $97.0 million during the first quarter ended March 31, 2005 (the “current quarter”) from $76.2 million during the first quarter ended March 31, 2004 (the “prior year quarter”). The following table sets forth net revenue results by operating segment for the three month periods ended March 31 ($ in millions):

	2005	2004	Increase
Pawn lending operations	$73.7	$60.2	$13.5	22.4%
Cash advance operations	22.2	14.9	7.3	49.0
Check cashing operations	1.1	1.1	—	—

Consolidated net revenue	$97.0	$76.2	$20.8	27.3%

     Higher revenue from the Company’s cash advance product, higher finance and service charges from pawn loans, and higher profit from the disposition of merchandise accounted for the increase in net revenue. This increase was partially due to the consolidation of the operating results of SuperPawn. Excluding the impact of SuperPawn, net revenue for the three month period was up $8.4 million, or 11.0%, compared to the prior year quarter.

     The components of net revenue are finance and service charges from pawn loans, which increased $7.0 million; profit from the disposition of merchandise, which increased $4.6 million; cash advance fees generated both from pawn locations and cash advance locations, which increased $8.6 million; and check cashing royalties and fees, which increased $0.6 million.

Finance and Service Charges. Finance and service charges increased $7.0 million, or 26.0%, from $26.9 million in the prior year quarter to $33.9 million in the current quarter. The increase is primarily due to higher loan balances attributable to the addition of SuperPawn. An increase in the average balance of pawn loans outstanding contributed $9.3 million of the increase that was offset by a $2.3 million decrease resulting from the lower annualized yield of the pawn loan portfolio. Finance and service charges from same stores (stores that have been open for at least twelve months) increased $0.1 million in the current quarter compared to the prior year quarter due to slower growth rates, as discussed below.

     The average balances of pawn loans were 34.7% higher in the current quarter than in the prior year quarter. The increase in the average of pawn loans outstanding was driven by a 30.9% increase in the average number of pawn loans outstanding during the current quarter coupled with a 2.9% increase in the average amount per loan. Pawn loan balances at March 31, 2005 were $24.3 million, or 33.3% higher than at March 31, 2004, as a result of the acquisition of SuperPawn. Annualized loan yield declined to 135.2% in the current quarter from 143.1% in the prior year quarter due to the acquisition of SuperPawn locations which operate in markets with lower statutory rates than the Company’s other locations. Excluding SuperPawn, annualized loan yield would have been 144.7%. Favorable changes in the statutory rates and terms of pawn loans in some markets and improved performance of the pawn loan portfolio, including a slightly higher concentration of extended or renewed loans in the portfolio, contributed to the higher yield. Same store pawn loan balances at March 31, 2005 were $0.8 million, or 1.2%, lower than at March 31, 2004. The Company historically experiences a decrease in pawn loan balances during the first quarter of each year when the Internal Revenue Service processes federal income tax refunds and customers repay loans with the proceeds. Management believes that customers may have received higher tax refund amounts in the first quarter of 2005 and that this could have reduced demand for loans in the later stage of the quarter.

Profit from Disposition of Merchandise. Profit from disposition of merchandise represents the proceeds received from disposition of merchandise in excess of the cost of disposed merchandise. The following table summarizes, the proceeds from disposition of merchandise and the related profit for the current quarter compared to the prior year quarter ($ in millions):

	Three Months Ended March 31,
	2005			2004
	Merch-	Refined		Merch-	Refined
	andise	Gold	Total	andise	Gold	Total
Proceeds from disposition	$65.9	$12.8	$78.7	$56.7	$10.4	$67.1

Profit on disposition	$27.2	$3.6	$30.8	$22.5	$3.7	$26.2

Profit margin	41.3%	28.1%	39.1%	39.7%	35.6%	39.1%

     Total profit from the disposition of merchandise and refined gold increased $4.6 million, or 17.6% while profit margins remained at 39.1%. Total proceeds from the disposition of merchandise increased $11.6 million, or 17.3%. Excluding the effect of the disposition of refined gold, the profit margin on the disposition of merchandise increased to 41.3% in the current quarter from 39.7% in the prior year quarter due predominately to a heavier mix of jewelry sales resulting from the addition of SuperPawn. The profit margin on the disposition of refined gold decreased to 28.1% in the current quarter compared to 35.6% in the prior year quarter due to a higher average cost that more than offset a higher gold price received on dispositions. Proceeds from disposition of merchandise, excluding refined gold, increased $9.2 million, or 16.2%, in the current quarter due to the acquisition of SuperPawn and higher levels of merchandise available for disposition. The consolidated merchandise turnover rate decreased to 3.0 times during the current quarter compared to 3.5 times during the prior year quarter due to the increase in jewelry merchandise levels associated with the acquisition of SuperPawn.

     Management anticipates that profit margin on disposition of merchandise in the near term is likely to remain at current levels or decline slightly. Historically, proceeds from the disposition of merchandise are generally lower in the Company’s second and third fiscal quarter (April through September). Efforts to lower the level of merchandise available for disposition could result in lower profit margins, but would generally be offset by higher proceeds. The addition of SuperPawn operating results increases the average profit margin slightly due to a higher amount of jewelry sales, which has historically produced higher gross profit margin. However, the increase in jewelry merchandise levels will reduce inventory turnover going forward from historical levels.

Cash Advance Fees. Cash advance fees increased $8.6 million, or 43.7%, to $28.3 million in the current quarter as compared to $19.7 million in the prior year quarter. The increase was primarily due to the growth and development of new cash advance units and higher average cash advance balances outstanding during the current quarter resulting from the new unit growth. The acquisition of 32 California cash advance units during the third quarter of 2004 also contributed to the increase in cash advance fees. As of March 31, 2005, the product was available in 691 lending locations, which includes 427 pawnshops and 264 cash advance locations. This includes 374 units that offer the product on behalf of the third-party banks for which the Company performs administrative services. Cash advance fees from same stores increased $4.3 million, or 22.3%, to $23.6 million in the current quarter as compared to $19.3 million in the prior year quarter. Cash advance fees include revenue from the cash advance portfolio owned by the Company and fees for administrative services performed for the banks. (Although cash advance transactions may take the form of loans or deferred check deposit transactions, the transactions are referred to throughout this discussion as “cash advances” for convenience.)

     The following table sets forth cash advance fees by operating segment for the three months ended March 31, 2005 and 2004 ($ in thousands):

	2005	2004	Increase
Pawn lending operations	$9.0	$7.1	$1.9	26.8%
Cash advance operations	19.3	12.6	6.7	53.2

Consolidated net revenue	$28.3	$19.7	$8.6	43.7%

     While cash advance fees in the cash advance operating segment increased 53.2%, mostly due to the addition of new locations, the growth in revenue was not sufficient to offset an increase in expenses in this segment. Management believes that demand for the product could have been softened during the later stages of the quarter due to the increase in tax refunds to the Company’s customers.

     The amount of cash advances written increased $56.4 million, or 46.1%, to $178.8 million in the current quarter from $122.4 million in the prior year quarter. Included in the amount of cash advances written in the current quarter and prior year quarter were $76.1 million and $43.8 million, respectively, extended to customers by the banks. The average amount per cash advance increased to $343 from $333 due to changes in permitted loan amounts and adjustments to underwriting. The combined Company and bank portfolios of cash advances generated $30.7 million in revenue during the current quarter compared to $20.7 million in the prior year quarter. The outstanding combined portfolio balance of cash advances increased $14.8 million to $42.8 million at March 31, 2005, from $28.0 million at March 31, 2004. Included in these amounts are $33.4 million and $26.6 million for 2004 and 2003, respectively, that are included in the Company’s consolidated balance sheets. An allowance for losses of $3.1 million and $2.6 million has been provided in the consolidated financial statements as of March 31, 2005 and 2004, respectively, which is deducted from the outstanding cash advance amounts on the Company’s consolidated balance sheets.

     Management anticipates growth in cash advance fees for the second quarter of 2005 due to increased consumer awareness and demand for the cash advance product, higher outstanding balances at March 31, 2005 compared to March 31, 2004, and the growth of balances from new units opened in 2004 and in the first quarter of 2005. However, the new guidance issued by the Federal Deposit Insurance Corporation (“FDIC”) affecting cash advances will likely have an impact on the Company’s revenues from cash advances at some point in the future. The guidance will restrict the offering of cash advances by the banks that offer the product through many of the Company’s stores. The banks have submitted plans to the FDIC for compliance with the new guidance. The Company does not presently know when or to what extent the banks’ cash advance business will change as a result of the compliance plans that the FDIC may ultimately approve. As a result, the Company cannot presently quantify the extent to which the eventual change in the banks’ cash advance business will affect the Company’s revenues.

     Cash advance fees related to loans originated by the banks were $11.8 million in the current quarter. The loan loss provision expense associated with these loans was $2.8 million and direct operating expenses were $5.6 million in the current quarter, excluding allocated administrative expenses. Therefore, management estimates that the approximate contribution before interest and taxes on cash advances originated by the banks in the current quarter was $2.9 million. This estimate does not include shared operating costs in pawn locations where the product is offered.

Check Cashing Royalties and Fees. Check cashing fees increased $0.6 million to $4.0 million, or 17.6%, in the current quarter from $3.4 million in the prior year quarter due to the growth in cash advance units. Mr. Payroll Corporation remained constant at $1.1 million.

Operations Expenses. Consolidated operations expenses, as a percentage of total revenue, were 37.0% in the current quarter compared to 35.5% in the prior year quarter. These expenses increased $12.1 million, or 29.1%. Pawn lending operations expenses increased $7.0 million, or 20.6%, primarily due to the addition of SuperPawn stores. Cash advance operations expenses increased $5.1 million, or 69.9%, principally as a result of the net establishment of 68 new units and the acquisition of 32 California cash advance units since March 31, 2004. Increased advertising expenditures for the cash advance products also contributed to the expense increase.

     As a multi-unit operator in the consumer finance industry, the Company’s operations expenses are predominately personnel and occupancy expenses. Personnel expenses include base salary and wages, performance incentives, and benefits. Occupancy expenses include rent, property taxes and insurance, utilities, and maintenance. The combination of personnel and occupancy expenses represents 85.1% of total operations expenses in the current quarter and 85.6% in the prior year quarter. The comparison is as follows ($ in millions):

	Three Months Ended March 31,
	2005		2004
		% of		% of
	Amount	Revenue	Amount	Revenue
Personnel	$30.7	21.2%	$24.8	21.2%
Occupancy	14.8	10.2	10.8	9.2
Other	8.2	5.6	6.0	5.1

Total	$53.7	37.0%	$41.6	35.5%

Administration Expenses. Consolidated administration expenses, as a percentage of total revenue, were 7.5% in the current quarter compared to 9.5% in the prior year quarter. The components of administration expenses for the three months ended March 31, 2005 and 2004 are as follows ($ in millions):

	Three Months Ended March 31,
	2005		2004
		% of		% of
	Amount	Revenue	Amount	Revenue
Personnel	$7.7	5.3%	$8.1	6.9%
Other	3.2	2.2	3.0	2.6

Total	$10.9	7.5%	$11.1	9.5%

     Of the $0.4 million, or 4.9%, decrease in personnel expense, $1.1 million was attributable to lower management incentive accruals which are based on the Company’s performance relative to its business plan. The reduction was partially offset by an increase in staffing levels and annual salary adjustments.

Cash Advance Loss Provision. The Company maintains an allowance for losses on cash advances at a level projected to be adequate to absorb credit losses inherent in the outstanding combined cash advance portfolio. The cash advance loss provision is utilized to increase the allowance carried against the outstanding company owned cash advance portfolio and accrued losses on the bank owned portfolios. The cash advance loss provision increased $2.6 million to $5.6 million in the current quarter as compared to $3.0 million in the prior year quarter principally due to the significant increase in the size of the portfolio. The loss provision as a percentage of cash advance fees increased to 19.9% in the current quarter as compared to 15.5% in the prior year quarter. The increase in the loss provision as a percentage of cash advance fees is attributable to an emphasis on broadening the customer base for the cash advance product and the higher loss rates associated with newly-opened and developing stores. Management expects this trend to continue.

Depreciation and Amortization. Depreciation and amortization expense as a percentage of total revenue was 3.9% in the current quarter compared to 3.4% in the prior year quarter. Total depreciation and amortization expense increased $1.6 million, or 41.8%, primarily due to the increase in operating locations and the amortization of certain intangible assets obtained in the SuperPawn and other acquisitions.

Interest Expense. Interest expense as a percentage of total revenue was 1.6% for the current quarter as compared to 1.8% for the prior year quarter. Interest expense increased $0.2 million to $2.3 million in the current quarter as compared to $2.1 million in the prior year quarter. The increase was due primarily to an increase in debt levels for the acquisition of SuperPawn in December 2004. The average amount of debt outstanding increased during the current quarter to $151.5 million from $142.8 million during the prior year quarter. The effective blended borrowing cost increased to 6.3% in the current quarter compared to 6.0% in the prior year quarter. The slight increase in blended borrowing cost was due to a year over year increase in interest rates on floating rate debt.

Interest Income. Interest income increased to $0.4 million in the current quarter compared to the prior year quarter, primarily due to interest income from the two subordinated notes received in the sale of the Company’s foreign pawn lending operations.

Foreign Currency Transaction Losses. Exchange rate changes between the United States dollar and the Swedish kronor resulted in losses of $0.5 million in the current quarter on the two subordinated notes received in the sale of the Company’s foreign pawn lending operations.

Income Taxes. The Company’s effective tax rate for continuing operations for the current quarter was 36.9% as compared to 36.8% for the prior year quarter.

LIQUIDITY AND CAPITAL RESOURCES

     The Company’s cash flows and other key indicators of liquidity are summarized as follows ($ in millions):

	Three Months Ended
	March 31,
	2005		2004
Operating activities cash flows	$23.1		$19.3

Investing activities cash flows:
Pawn loans	19.5		12.4
Cash advances	0.3		1.2
Acquisitions	(0.2)		(2.9)
Property and equipment additions	(5.6)		(4.2)
Financing activities cash flows	(40.3)		(28.5)

Working capital, excluding discontinued operations for 2004 period	$180.9		$135.8
Current ratio	4.2	x	4.2	x
Merchandise turnover	3.0	x	3.5	x

Cash flows from operating activities. Net cash provided by operating activities was $23.1 million for the current quarter. Net cash generated from the Company’s pawn lending operations, cash advance operations and check cashing operations were $17.9 million, $4.9 million, and $0.3 million, respectively. The improvement in cash flows from operating activities in the current quarter as compared to the prior year quarter was due to the improvement in results of pawn lending operations including the addition of SuperPawn stores and the growth and development of cash advance locations opened in recent periods.

     Historically, the Company’s finance and service charges revenue is highest in the third and fourth fiscal quarters (July through December) due to higher average loan balances in the preceding quarters. Profit from the disposition of merchandise are also generally highest in the Company’s fourth and first fiscal quarters (October through March) due to the holiday season and the impact of tax refunds. The net effect of these factors is that net revenue and net income typically are highest in the fourth and first fiscal quarters and likewise the Company’s cash flow is generally greatest in these two fiscal quarters.

Cash flows from investing activities. The seasonal decline in balances due to redemptions related to customer receipt of federal tax refunds led to decreases in the Company’s investment in pawn loans and cash advances during the current period that generated cash of $19.5 million and $0.3 million, respectively. The Company paid additional acquisition costs of $0.2 million for acquisitions made in the second half of 2004. The Company invested $5.6 million in property and equipment during the current period for the establishment of 13 cash advance locations and 1 pawn lending location, the remodeling of selected operating units and ongoing enhancements to the information technology infrastructure, and other property additions.

     Management anticipates that capital expenditures for the remainder of 2005 will be approximately $20 to $25 million primarily for the establishment of approximately 20 to 30 combined total of new cash advance only locations and pawnshops, for the remodeling of selected operating units and for enhancements to communications and information systems. The additional capital required to pursue acquisition opportunities is not included in the estimate of capital expenditures because of the uncertainties surrounding potential transactions of this nature.

Cash flows from financing activities. During the current period, the Company made net repayments of $31.9 million on the bank line of credit and paid loan costs of $0.9 million for the amendment of the line of credit agreement. The Company also made repayments of $4.3 million on senior unsecured notes. Additional uses of cash included $0.7 million for dividends and $2.9 million for the purchase of treasury shares. On July 25, 2002, the Company’s Board of Directors authorized management to purchase up to 1,000,000 shares of its common stock in the open market. During the current period, the Company purchased 122,000 shares for an aggregate amount of $2.9 million under this authorization. On April 20, 2005, the Board of Directors authorized the Company’s repurchase of up to a total of 1,500,000 shares of its common stock. Purchases will be made from time to time in the open market, and it is expected that funding will come from operating cash flow. During the current quarter, options for 42,800 shares were exercised by current and former officers and employees and generated proceeds of $0.4 million of equity from the exercise of stock options.

     In February 2005, the Company amended and restated the existing line of credit agreement to increase the credit limit to $250.0 million and extend the maturity to February 2010. Interest on the amended line of credit is charged, at the Company’s option, at either LIBOR plus a margin or at the agent’s base rate. The margin on the line of credit varies from 0.875% to 1.875% depending on the Company’s cash flow leverage ratios as defined in the amended agreement. The Company pays a fee on the unused portion ranging from 0.25% to 0.30% based on the Company’s cash flow leverage ratios as defined in the amended agreement.

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

     Management believes that borrowings available under the credit facilities, cash generated from operations and current working capital of $180.9 million should be sufficient to meet the Company’s anticipated future capital requirements.

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

▪	Changes in customer demand for the Company’s products and specialty financial services could adversely affect results. Although the Company’s products and services are a staple of its customer base, a significant change in the needs or wants of customers and the Company’s failure to adapt to those needs or wants could result in a significant decrease in the revenues of the Company.

▪	The actions of third-parties who offer products, services or support at the Company’s locations could adversely affect results. The Company makes products and services available to its customers through various third parties. A failure of a third-party provider to provide its product or service or to maintain the quality and consistency of its product or service could result in a loss of customers and a related loss in revenue from those products or services. The Company also utilizes third parties to support and maintain certain of its computerized point-of-sale and information systems. The failure of such a third party to fulfill its support and maintenance obligations could cause a disruption in the Company’s unit operations.

▪	Circumstances could adversely affect the ability of the Company to open and acquire new operating units in accordance with its plans. The Company’s expansion program is subject to numerous factors which cannot be predicted or controlled, such as the availability of attractive acquisition candidates and the Company’s ability to attract, train and retain qualified unit management personnel. Another such factor is the availability of sites with acceptable restrictions and suitable terms and general economic conditions.

▪	Changes in competition from various sources such as banks, savings and loans, short-term consumer lenders, and other similar financial services entities, as well as retail businesses that offer products and services offered by the Company, could put additional pressure on the Company. The Company encounters significant competition in connection with its lending and merchandise disposition operations from other pawnshops, cash advance companies and other forms of financial institutions such as consumer finance companies. Significant increases in these competitive influences could adversely affect the Company’s operations through a decrease in the number of cash advances and pawn loans originated, resulting in lower levels of earning assets in these categories.

▪	Changes in economic conditions could reduce earnings. While the credit risk for most of the Company’s consumer lending is mitigated by the collateralized nature of pawn lending, a sustained deterioration in the economic environment could adversely affect the Company’s operations through a deterioration in performance of its pawn loan or cash advance portfolios, or by reducing consumer demand for the purchase of pre-owned merchandise.

▪	Adverse real estate market fluctuations could affect the Company’s profits. A significant rise in real estate prices could result in an increase in the cost of store leases as the Company opens new locations and renews leases for existing locations.

▪	Interest rates could rise and affect earnings. Although the softness in the U.S. economy over the past several years has resulted in relatively low interest rates offered by lending institutions, the Federal Reserve Bank has embarked on a program to gradually increase the federal funds rates. If current trends continue in interest rates, this could increase the cost of borrowing to the Company.

▪	Changes in the capital markets or the Company’s financial condition could reduce available capital. The Company regularly accesses the debt capital markets to refinance existing debt obligations and to obtain capital to finance growth. Efficient access to these markets is critical to the Company’s ongoing financial success; however, the Company’s future access to the debt capital markets could become restricted should the Company experience deterioration of its cash flows, balance sheet quality, or overall business or industry prospects.

▪	Changes in tax and other laws and governmental rules and regulations applicable to the specialty financial services industry can have adverse effects. The Company’s lending activities are subject to extensive regulation and supervision under various federal, state and local laws, ordinances and regulations. The Company faces the risk that new laws and regulations could be enacted that could have a negative impact on the Company’s U.S. lending activities.

▪	Other factors discussed under Quantitative and Qualitative Disclosures about Market Risk in Item 3 of this Form 10-Q and in the Company’s 2004 Annual Report to Stockholders.

▪	Other risks indicated in the Company’s filings with the Securities and Exchange Commission.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     Market risks relating to the Company’s operations result primarily from changes in interest rates, foreign exchange rates, and gold prices. The Company does not engage in speculative or leveraged transactions, nor does it hold or issue financial instruments for trading purposes. There have been no material changes to the Company’s exposure to market risks since December 31, 2004.

Item 4. Controls and Procedures

     Under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, management of the Company has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of March 31, 2005 (“Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective in timely alerting them to the material information relating to the Company required to be included in its periodic filings with the Securities and Exchange Commission.

     There have been no significant changes during the quarter ended March 31, 2005 in the Company’s internal control over financial reporting that was identified in connection with management’s evaluation described in Item 4 above and has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     See Note 11 of Notes to Consolidated Financial Statements.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

     (c) The following table provides the information with respect to purchases made by the Company of shares of its common stock during each of the months in the first quarter of 2005:

				Total Number of	Maximum Number
	Total Number		Average	Shares Purchased as	of Shares that May
	of Shares		Price Paid	Part of Publicly	Yet Be Purchased
Period	Purchased		Per Share	Announced Plan	Under the Plan (1)
January 1 to January 31	2,689	(2)	$26.77	—	518,000

February 1 to February 28	2,531	(3)	29.37	—	518,000

March 1 to March 31	122,658	(4)	24.15	122,000	396,000

Total	127,878		$24.31	122,000

(1)	On July 25, 2002, the Company’s Board of Directors authorized management to purchase up to 1,000,000 shares of its common stock in the open market and terminated the open market purchase authorization established in 2000. Totals are as of the end of the indicated month. On April 20, 2005, the Board of Directors authorized the Company’s repurchase of up to a total of 1,500,000 shares of its common stock.

(2)	Includes 2,251 shares received as partial payment for shares issued under stock compensation plans and 438 shares purchased on behalf of participants relating to the Company’s Non-Qualified Savings Plan.

(3)	Represents shares purchased on behalf of participants relating to the Company’s Non-Qualified Savings Plan.

(4)	Includes 658 shares purchased on behalf of participants relating to the Company’s Non-Qualified Savings Plan.

Item 6. Exhibits

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

     CASH AMERICA INTERNATIONAL, INC.
(Registrant)

By:	/s/ Thomas A. Bessant, Jr.
Thomas A. Bessant, Jr.
Executive Vice President and Chief Financial Officer

Date: April 22, 2005