Form 10-Q
period 2005-06-30
CASH AMERICA INTERNATIONAL INC
filed 2005-07-22
CIK 807884

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ____________________

Commission File Number 1-9733

CASH AMERICA INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

Texas (State or other jurisdiction of incorporation or organization)	75-2018239 (I.R.S. Employer Identification No.)

1600 West 7thStreet Fort Worth, Texas (Address of principal executive offices)	76102 (Zip Code)

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

29,240,016 common shares, $.10 par value, were outstanding as of July 14, 2005

CASH AMERICA INTERNATIONAL, INC.

INDEX TO FORM 10-Q

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Consolidated Balance Sheets – June 30, 2005 and 2004 and December 31, 2004	1

	Consolidated Statements of Operations – Three and Six Months Ended June 30, 2005 and 2004	2

	Consolidated Statements of Stockholders Equity – June 30, 2005 and 2004	3

	Consolidated Statements of Comprehensive Income – Three and Six Months Ended June 30, 2005 and 2004	3

	Consolidated Statements of Cash Flows – Six Months Ended June 30, 2005 and 2004	4

	Notes to Consolidated Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	36

Item 4.	Controls and Procedures	37

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	37

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	37

Item 4.	Submission of Matters to a Vote of Security Holders	38

Item 6.	Exhibits	38

SIGNATURE		39
Administrative Credit Services Agreement - NCP Finance Limited Partnership
Administrative Credit Services Agreement - NCP Finance Michigan, LLC
Administrative Credit Services Agreement - NCP Finance Florida, LLC
Administrative Credit Services Agreement - Midwest R&S Corporation
Guaranty - NCP Finance Limited Partnership
Guaranty - NCP Finance Michigan, LLC
Guaranty - NCP Finance Florida, LLC
Guaranty - Midwest R&S Corporation
Certification of Chief Executive Officer
Certification of Chief Financial Officer
Certification of CEO Pursuant to Section 906
Certification of CFO Pursuant to Section 906

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 30,		December 31,
	2005	2004	2004
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$11,771	$9,081	$15,103
Pawn loans	116,046	87,427	109,353
Cash advances, net	42,742	27,972	36,490
Merchandise held for disposition, net	61,846	47,317	67,050
Finance and service charges receivable	19,666	15,365	20,458
Other receivables and prepaid expenses	12,480	7,404	10,547
Income tax recoverable	1,064	—	—
Deferred taxes assets	11,293	7,820	9,293
Current assets of discontinued operations	—	84,618	—

Total current assets	276,908	287,004	268,294

Property and equipment, net	91,224	71,495	87,612
Goodwill	167,190	104,373	164,073
Intangible assets, net	23,078	4,206	24,361
Other assets	10,464	1,611	10,825
Non-current assets of discontinued operations	—	30,584	—

Total assets	$568,864	$499,273	$555,165

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$31,004	$29,794	$33,854
Customer deposits	6,388	4,899	5,686
Income taxes currently payable	—	1,411	2,505
Current portion of long-term debt	16,786	8,286	16,786
Current liabilities of discontinued operations	—	3,499	—

Total current liabilities	54,178	47,889	58,831

Deferred tax liabilities	12,654	5,957	10,999
Other liabilities	1,437	1,487	1,559
Long-term debt	152,421	134,691	149,840
Non-current liabilities of discontinued operations	—	14,593	—

Stockholders’ equity:
Common stock, $.10 par value per share, 80,000,000 shares authorized, 30,235,164 shares issued	3,024	3,024	3,024
Additional paid-in capital	155,357	143,252	154,294
Retained earnings	205,219	159,382	187,860
Accumulated other comprehensive income	—	8,085	—
Notes receivable secured by common stock	(2,488)	(2,488)	(2,488)
Treasury shares, at cost (1,108,189 shares, 1,987,207 shares and 938,386 shares at June 30, 2005 and 2004, and December 31, 2004, respectively)	(12,938)	(16,599)	(8,754)

Total stockholders’ equity	348,174	294,656	333,936

Total liabilities and stockholders’ equity	$568,864	$499,273	$555,165

See notes to consolidated financial statements.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
 (in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(Unaudited)
Revenue
Finance and service charges	$32,577	$25,355	$66,496	$52,227
Proceeds from disposition of merchandise	65,333	51,695	144,074	118,743
Cash advance fees	33,376	22,061	61,686	41,717
Check cashing royalties and fees	2,283	2,032	6,302	5,474

Total Revenue	133,569	101,143	278,558	218,161
Cost of Revenue
Disposed merchandise	38,939	31,338	86,894	72,167

Net Revenue	94,630	69,805	191,664	145,994

Expenses
Operations	54,027	40,892	107,700	82,460
Cash advance loss provision	10,769	5,375	16,403	8,419
Administration	10,604	9,583	21,513	20,690
Depreciation and amortization	5,674	4,064	11,240	7,988

Total Expenses	81,074	59,914	156,856	119,557

Income from Operations	13,556	9,891	34,808	26,437
Interest expense	2,490	2,051	4,827	4,182
Interest income	(407)	(37)	(825)	(76)
Foreign currency transaction losses	431	—	915	—

Income from Continuing Operations before Income Taxes	11,042	7,877	29,891	22,331
Provision for income taxes	4,142	2,951	11,089	8,263

Income from Continuing Operations	6,900	4,926	18,802	14,068

Income from discontinued operations before income taxes	—	3,456	—	6,688
Provision for income taxes	—	1,043	—	2,027

Income from discontinued operations	—	2,413	—	4,661

Net Income	$6,900	$7,339	$18,802	$18,729

Earnings Per Share:
Basic –
Income from continuing operations	$0.24	$0.17	$0.64	$0.50
Income from discontinued operations	$—	$0.09	$—	$0.17
Net income	$0.24	$0.26	$0.64	$0.66
Diluted –
Income from continuing operations	$0.23	$0.17	$0.62	$0.48
Income from discontinued operations	$—	$0.08	$—	$0.16
Net income	$0.23	$0.25	$0.62	$0.64
Weighted average common shares outstanding:
Basic	29,219	28,254	29,275	28,247
Diluted	30,079	29,443	30,256	29,448
Dividends declared per common share	$0.025	$0.0175	$0.050	$0.035

See notes to consolidated financial statements.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	June 30,
	2005		2004
	Shares	Amounts	Shares	Amounts
	(Unaudited)
Common stock
Balance at end of period	30,235,164	$3,024	30,235,164	$3,024

Additional paid-in capital
Balance at beginning of year		154,294		141,867
Exercise of stock options		56		267
Issuance of shares under restricted stock units plan		(99)		—
Stock-based compensation		824		524
Tax benefit from stock based compensation		282		594

Balance at end of period		155,357		143,252

Retained earnings
Balance at beginning of year		187,860		141,642
Net income		18,802		18,729
Dividends declared		(1,443)		(989)

Balance at end of period		205,219		159,382

Accumulated other comprehensive income
Balance at beginning of year		—		7,995
Foreign currency translation adjustments		—		90

Balance at end of period		—		8,085

Notes receivable secured by common stock
Balance at end of period		(2,488)		(2,488)

Treasury shares, at cost
Balance at beginning of year	(938,386)	(8,754)	(2,040,180)	(15,547)
Purchases of treasury shares	(223,438)	(4,675)	(104,553)	(2,270)
Exercise of stock options	42,800	392	157,526	1,218
Issuance of shares under restricted stock units plan	10,835	99	—	—

Balance at end of period	(1,108,189)	(12,938)	(1,987,207)	(16,599)

Total Stockholders’ Equity		$348,174		$294,656

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
		(Unaudited)
Net income	$6,900	$7,339	$18,802	$18,729
Other comprehensive income (loss), net of tax of $0 –
Foreign currency translation adjustments	—	(794)	—	90

Total Comprehensive Income	6,900	$6,545	18,802	$18,819

See notes to consolidated financial statements.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
 (in thousands)

	Six Months Ended
	June 30,
	2005	2004
	(Unaudited)
Cash Flows from Operating Activities
Net income	$18,802	$18,729
Less: Income from discontinued operations	—	4,661

Income from continuing operations	18,802	14,068
Adjustments to reconcile income from continuing operations to net cash provided by operating activities of continuing operations:
Depreciation and amortization	11,240	7,988
Cash advance loss provision	16,403	8,419
Stock-based compensation expense	824	524
Foreign currency transaction losses	915	—
Changes in operating assets and liabilities -
Merchandise held for disposition	6,882	1,481
Finance and service charges receivable	403	126
Other receivables and prepaid expenses	(1,595)	227
Accounts payable and accrued expenses	(3,275)	(4,930)
Customer deposits, net	690	797
Current income taxes	(3,287)	4,858
Deferred income taxes, net	(345)	(47)

Net cash provided by operating activities of continuing operations	47,657	33,511

Cash Flows from Investing Activities
Pawn loans made	(175,578)	(143,228)
Pawn loans repaid	102,950	80,342
Principal recovered on forfeited loans through dispositions	64,652	57,247
Cash advances made, assigned or purchased	(267,261)	(184,735)
Cash advances repaid	245,385	177,287
Acquisitions, net of cash acquired	(4,370)	(2,905)
Purchases of property and equipment	(12,739)	(11,060)

Net cash used by investing activities of continuing operations	(46,961)	(27,052)

Cash Flows from Financing Activities
Net borrowings (repayments) under bank lines of credit	9,367	(3,277)
Payments on notes payable	(6,786)	(4,286)
Loan costs paid	(940)	—
Proceeds from exercise of stock options	449	1,485
Treasury shares purchased	(4,675)	(2,270)
Dividends paid	(1,443)	(989)

Net cash used by financing activities of continuing operations	(4,028)	(9,337)

Net decrease in cash and cash equivalents	(3,332)	(2,878)
Cash and cash equivalents at beginning of year	15,103	11,959

Cash and cash equivalents at end of period	$11,771	$9,081

Supplemental Disclosures
Non-cash investing and financing activities of continuing operations –
Pawn loans forfeited and transferred to merchandise held for disposition	$66,787	$56,613
Pawn loans renewed	$36,600	$20,685
Cash advances renewed	$5,719	$3,677
Note payable issued in settlement of purchase transaction	$—	$2,500

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

     The financial statements as of June 30, 2005 and 2004, and for the three and six month periods then ended, are unaudited but, in management’s opinion, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for such interim periods. Operating results for the three and six month periods are not necessarily indicative of the results that may be expected for the full fiscal year.

     In September 2004, the Company sold its foreign pawn lending operations in the United Kingdom and Sweden. The results of foreign pawn lending operations have been reclassified as discontinued operations for the three and six months ended June 30, 2004 in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” See Note 10.

     In December 2004, the Company acquired the pawn operating assets of Camco, Inc., which operated under the trade name “SuperPawn” (“SuperPawn”) in four states in the western United States. The financial results of SuperPawn have been included in the accompanying consolidated financial statements since the acquisition.

     Certain amounts in the consolidated financial statements for the three and six month periods ended June 30, 2004, have been reclassified to conform to the presentation format adopted in 2005. These reclassifications have no effect on the net income previously reported.

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

     Stock Options • Stock options currently outstanding under the Plans have contractual terms of up to 10 years and have an exercise price equal to or greater than the fair market value of the stock at grant date. These stock options vest over periods ranging from 1 to 7 years. However, the terms of options with the 7-year vesting periods and certain of the 4-year and 5-year vesting periods include provisions that accelerate vesting if specified share price appreciation criteria are met. During the six months ended June 30, 2004, 551,547 shares vested due to the acceleration provisions. No accelerated vesting of stock options occurred during the six months ended June 30, 2005.

     The Company accounts for its stock-based employee compensation plans in accordance with Accounting Principal Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), often referred to as the “intrinsic value” based method. Accordingly, no compensation expense has been recognized for its stock options. In October 1995, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). SFAS 123 encourages expensing the fair value of employee stock options. The table below illustrates the effect on net income and earnings per share if the Company had applied SFAS 123 and calculated the fair value of options granted using the Black-Scholes option-pricing model (in thousands, except per share amounts).

CASH AMERCIA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued

     Included in the pro forma amounts below for the 2004 six month period is the effect of the vesting of 551,547 shares which accelerated pursuant to the original terms of the options due to price performance of the underlying Company shares. As a result, the pro forma compensation expense of those options is in the 2004 six month period, rather than in future years had scheduled vesting occurred during the remainder of 2004 through 2007.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Income from continuing operations – as reported	$6,900	$4,926	$18,802	$14,068
Deduct: Stock option compensation expense (credit) (a)	(17)	41	(17)	818

Income from continuing operations – pro forma	$6,917	$4,885	$18,819	$13,250

Net income – as reported	$6,900	$7,339	$18,802	$18,729
Deduct: Stock option compensation expense (credit) (a)	(17)	41	(17)	818

Net income – pro forma	$6,917	$7,298	$18,819	$17,911

Earnings Per Share:
Basic:
Income from continuing operations – as reported	$0.24	$0.17	$0.64	$0.50
Income from continuing operations – pro forma	$0.24	$0.17	$0.64	$0.47
Net income – as reported	$0.24	$0.26	$0.64	$0.66
Net income – pro forma	$0.24	$0.26	$0.64	$0.63
Diluted:
Income from continuing operations – as reported	$0.23	$0.17	$0.62	$0.48
Income from continuing operations – pro forma	$0.23	$0.17	$0.62	$0.45
Net income – as reported	$0.23	$0.25	$0.62	$0.64
Net income – pro forma	$0.23	$0.25	$0.62	$0.61

(a)	Determined under fair value based method for all awards, net of related tax effects. “All awards” refers to options granted, modified, or settled in fiscal periods beginning after December 15, 1994, that is, options for which the fair value was required to be measured under SFAS 123.

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

CASH AMERCIA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued

     Compensation expense recognized in the accompanying consolidated statements of operations is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Compensation expense recognized	$412	$285	$824	$524

Compensation expense recognized, net of related taxes	$268	$185	$536	$341

4. Recently Issued Accounting Standards

     In May 2005, FASB issued Statement No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”). SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle. It also requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings for that period rather than being reported in an income statement. The statement will be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect the adoption of SFAS 154 to have a material effect on the Company’s consolidated financial position or results of operations.

     In December 2004, FASB issued Statement No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123R”). SFAS 123R requires that the cost resulting from all share-based payment transactions be recognized in the financial statements over the period during which an employee is required to provide service in exchange for the award. SFAS 123R establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value based method in accounting for share-based transactions with employees. SFAS 123R also amends FASB Statement No. 95, “Statement of Cash Flows”, to require that excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid. SFAS 123R was effective as of the beginning of the first interim reporting period that begins after June 15, 2005. On April 14, 2005, the Securities and Exchange Commission amended the effective date of SFAS 123R. As a result, SFAS 123R is now effective for annual (rather than interim) periods that begin after June 15, 2005. The Company does not expect the adoption of SFAS 123R to have a material effect on the Company’s consolidated financial position or results of operations because of the Company’s decision in 2004 to begin granting restricted stock units in lieu of stock options. The value of restricted stock unit grants is generally recognized as expense over the vesting period. See Note 3.

5. Acquisitions

     Pursuant to the Company’s business strategy of acquiring existing pawnshop locations that can benefit from the Company’s centralized management and standardized operations, the Company acquired two pawnshops and one cash advance location in purchase transactions for an aggregate purchase price of $4,247,000 during the six months ended June 30, 2005.

CASH AMERCIA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued

     The following table summarizes the allocation of the purchase prices for the six months ended June 30, 2005 ($ in thousands):

Number of pawnshops and cash advance locations acquired	3
Purchase price allocated to:
Pawn loans	$852
Cash advances	34
Merchandise held for disposition	95
Finance and service charges receivable	91
Property and equipment	49
Goodwill	2,807
Intangible assets	330
Other assets, net	(11)

Net assets acquired	$4,247

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

CASH AMERCIA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued

     Cash advances outstanding at June 30, 2005 and 2004, were as follows (in thousands):

	2005	2004
Originated by the Company
Active cash advances and fees receivable	$30,220	$19,422
Cash advances and fees in collection	6,840	4,860

Total originated by the Company	37,060	24,282

Originated by banks
Active cash advances and fees receivable	19,531	10,934
Cash advances and fees in collection	6,208	3,230

Total originated by banks	25,739	14,164

Combined gross portfolio	62,799	38,446
Less: Elimination of cash advances owned by banks	11,466	5,373
Less: Discount on cash advances assigned by banks	871	445

Company-owned cash advances and fees receivable, gross	50,462	32,628
Less: Allowance for losses	7,720	4,656

Cash advances and fees receivable, net	$42,742	$27,972

     Changes in the allowance for losses for the three and six month periods ended June 30, 2005 and 2004, were as follows ($ in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Company-owned cash advances
Balance at beginning of period	$3,096	$2,648	$4,358	$3,393
Cash advance loss provision	10,457	5,107	16,138	8,165
Charge-offs	(7,861)	(4,880)	(17,701)	(10,759)
Recoveries	2,028	1,781	4,925	3,857

Balance at end of period	$7,720	$4,656	$7,720	$4,656

Accrual for bank-owned cash advances
Balance at beginning of period	$295	$41	$342	$55
Increase in loss provision	312	268	265	254

Balance at end of period	$607	$309	$607	$309

Combined statistics
Combined cash advance loss provision	$10,769	$5,375	$16,403	$8,419

Combined cash advance loss provision as a % of combined cash advances written	4.8%	3.7%	4.1%	3.2%

Charge-offs (net of recoveries) as a % of combined cash advances written	2.6%	2.1%	3.2%	2.6%

Combined allowance for losses and accrued bank losses as a % of combined gross portfolio	13.3%	12.9%	13.3%	12.9%

     Cash advances assigned to the Company for collection were $37,476,000 and $18,479,000, for the six months ended June 30, 2005 and 2004, respectively. The Company’s participation interest in bank originated cash advances was $8,065,000 and $4,480,000 at June 30, 2005 and 2004, respectively.

     On July 1, 2005, the Company introduced a credit services program (the “Credit Services Program”). The Credit Services Program enables the Company to act as a credit services organization on behalf of consumers in the States of Texas, Florida and Michigan in accordance with applicable state laws. Credit

CASH AMERCIA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued

services to be provided to consumers include arranging loans for consumers with a third-party lender, assisting consumers with preparing loan applications and loan documents, and accepting loan payments at the location where the loan was arranged. If a consumer obtains a loan from a third-party lender through the Credit Services Program, the Company will also guarantee the borrower’s payment obligations under the loan to the third-party lender. A borrower obtaining a loan through the Credit Services Program will pay the Company a fee for the credit services, including the guaranty, and will enter into a contract governing the credit services arrangement.

7. Earnings Per Share Computation

     The following table sets forth the reconciliation of numerators and denominators for the basic and diluted earnings per share computation for the three and six month periods ended June 30, 2005 and 2004 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Basic earnings per share computation –
Numerator: net income available to common shareholders	$6,900	$7,339	$18,802	$18,729

Denominator:
Weighted average common shares outstanding	29,170	28,254	29,232	28,247
Weighted average vested restricted stock units	49	—	43	—

Total weighted average basic shares	29,219	28,254	29,275	28,247

Basic earnings per share	$0.24	$0.26	$0.64	$0.66

Diluted earnings per share computation –
Numerator: net income available to common shareholders	$6,900	$7,339	$18,802	$18,729

Denominator:
Weighted average basic common shares outstanding	29,219	28,254	29,275	28,247
Effect of shares applicable to stock option plans	433	780	558	806
Effect of restricted stock unit compensation plans	367	345	359	330
Effect of shares applicable to non-qualified savings plan	60	64	64	65

Total weighted average diluted shares	30,079	29,443	30,256	29,448

Diluted earnings per share	$0.23	$0.25	$0.62	$0.64

8. Goodwill and Other Intangible Assets

     Goodwill and other intangible assets having an indefinite useful life are tested for impairment annually at June 30, or more frequently if events or changes in circumstances indicate that the assets might be impaired. Based on the results of the test, management determined there was no impairment as of June 30, 2005 as the respective fair value of the Company’s reporting units exceeds their respective carrying amounts.

CASH AMERCIA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued

Goodwill • Changes in the carrying value of goodwill for the six month periods ended June 30, 2005 and 2004, were as follows (in thousands):

	Pawn	Cash	Check
	Lending	Advance	Cashing	Consolidated
Balance as of January 1, 2005	$114,341	$44,422	$5,310	$164,073
Acquisitions/adjustments	2,927	190	—	3,117

Balance as of June 30, 2005	$117,268	$44,612	$5,310	$167,190

Balance as of January 1, 2004	$65,934	$27,840	$5,310	$99,084
Acquisitions/adjustments	(4)	5,293	—	5,289

Balance as of June 30, 2004	$65,930	$33,133	$5,310	$104,373

Acquired Intangible Assets • Acquired intangible assets that are subject to amortization as of June 30, 2005 and 2004, were as follows (in thousands):

	2005			2004
		Accumulated			Accumulated
	Cost	Amortization	Net	Cost	Amortization	Net
Non-competition agreements	$7,155	$(1,317)	$5,838	$1,800	$(511)	$1,289
Customer relationships	6,284	(2,164)	4,120	2,530	(720)	1,810
Other	199	(79)	120	170	(63)	107

Total	$13,638	$(3,560)	$10,078	$4,500	$(1,294)	$3,206

     Non-competition agreements are amortized over the applicable terms of the contracts. Customer relationships are generally amortized over five to six years based on the pattern of economic benefits. Tradenames of $5,326,000 and $1,000,000 at June 30, 2005 and 2004, respectively, and licenses of $7,674,000 at June 30, 2005, obtained in acquisitions, are not subject to amortization.

9. Long-Term Debt

     The Company’s long-term debt instruments and balances outstanding at June 30, 2005 and 2004, were as follows (in thousands):

	2005	2004
U.S. Line of Credit up to $250,000 due 2010	$101,850	$64,834
8.14% senior unsecured notes due 2007	12,000	16,000
7.10% senior unsecured notes due 2008	12,857	17,143
7.20% senior unsecured notes due 2009	42,500	42,500
12.00% subordinated note due 2014	—	2,500

Total debt	169,207	142,977
Less current portion	16,786	8,286

Total long-term debt	$152,421	$134,691

     In June 2005, the Company prepaid the 12% subordinated note due 2014 for a total amount of $2,698,000 including accrued interest of $123,000 and a prepayment fee of $75,000. The note was issued in February 2004, as partial consideration of the final payment pursuant to an amended asset purchase agreement.

CASH AMERCIA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued

     In February 2005, the Company amended and restated the existing line of credit agreement to increase the credit limit to $250,000,000 and extended the maturity to February 2010. Interest on the amended line of credit is charged, at the Company’s option, at either LIBOR plus a margin or at the agent’s base rate. The margin on the line of credit varies from 0.875% to 1.875%, depending on the Company’s cash flow leverage ratios as defined in the amended agreement. The Company pays a fee on the unused portion ranging from 0.25% to 0.30% based on the Company’s cash flow leverage ratios as defined in the amended agreement.

10. Discontinued Operations

     The carrying amounts of the major classes of the assets and liabilities for the discontinued foreign pawn lending operations at June 30, 2004 were as follows (in thousands):

Assets
Pawn loans	$61,275
Merchandise held for disposition, net	7,678
Finance and service charges receivable	8,456
Other current assets	7,209

Current assets of discontinued operations	84,618

Goodwill	18,856
Other non-current assets	11,728

Non-current assets of discontinued operations	30,584

Total Assets of Discontinued Operations	$115,202

Liabilities
Current liabilities of discontinued operations	$3,499

Deferred tax liabilities	2,579
Long-term debt	12,014

Non-current liabilities of discontinued operations	14,593

Total Liabilities of Discontinued Operations	$18,092

CASH AMERCIA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued

     The summarized statement of operations information for the discontinued foreign pawn lending operations for the three and six months ended June 30, 2004 is as follows (in thousands):

	Three	Six
	Months	Months
	Ended	Ended
	June 30,	June 30,
	2004	2004
Revenue
Finance and service charges	$8,700	$17,328
Proceeds from disposition of merchandise	5,287	10,954
Check cashing royalties and fees	643	1,240

Total Revenue	14,630	29,522
Cost of Revenue
Disposed merchandise	3,709	7,949

Net Revenue	10,921	21,573

Expenses
Operations	4,987	9,983
Administration	1,622	3,161
Depreciation and amortization	696	1,424

Total Expenses	7,305	14,568

Income from Operations	3,616	7,005
Interest expense, net	160	317

Income before Income Taxes	3,456	6,688
Provision for income taxes	1,043	2,027

Income from Discontinued Operations	$2,413	$4,661

Diluted Income Per Share from Discontinued Operations	$0.08	$0.16

CASH AMERCIA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued

11. Operating Segment Information

     The Company has three reportable operating segments: pawn lending operations, cash advance operations, and check cashing operations. Cash advance and check cashing are managed separately due to the different operational strategies required and, therefore, are reported as separate segments. Information concerning the operating segments is set forth below (in thousands):

	Pawn	Cash	Check
	Lending	Advance	Cashing	Consolidated
Three Months Ended June 30, 2005:
Revenue
Finance and service charges	$32,577	$—	$—	$32,577
Proceeds from disposition of merchandise	65,333	—	—	65,333
Cash advance fees	10,050	23,326	—	33,376
Check cashing royalties and fees	—	1,440	843	2,283

Total revenue	107,960	24,766	843	133,569
Cost of revenue – disposed merchandise	38,939	—	—	38,939

Net revenue	69,021	24,766	843	94,630

Expenses
Operations	40,998	12,703	326	54,027
Cash advance loss provision	4,075	6,694	—	10,769
Administration	8,016	2,349	239	10,604
Depreciation and amortization	3,817	1,777	80	5,674

Total expenses	56,906	23,523	645	81,074

Income from continuing operations	$12,115	$1,243	$198	$13,556

As of June 30, 2005:
Total assets	$450,362	$111,683	$6,819	$568,864

Three Months Ended June 30, 2004:
Revenue
Finance and service charges	$25,355	$—	$—	$25,355
Proceeds from disposition of merchandise	51,695	—	—	51,695
Cash advance fees	7,509	14,552	—	22,061
Check cashing royalties and fees	—	1,172	860	2,032

Total revenue	84,559	15,724	860	101,143
Cost of revenue – disposed merchandise	31,338	—	—	31,338

Net revenue	53,221	15,724	860	69,805

Expenses
Operations	32,376	8,175	341	40,892
Cash advance loss provision	2,064	3,311	—	5,375
Administration	7,270	2,026	287	9,583
Depreciation and amortization	2,882	1,058	124	4,064

Total expenses	44,592	14,570	752	59,914

Income from continuing operations	$8,629	$1,154	$108	$9,891

As of June 30, 2004:
Total assets	$300,369	$76,201	$7,501	$384,071

CASH AMERCIA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued

	Pawn	Cash	Check
	Lending	Advance	Cashing	Consolidated
Six Months Ended June 30, 2005:
Revenue
Finance and service charges	$66,496	$—	$—	$66,496
Proceeds from disposition of merchandise	144,074	—	—	144,074
Cash advance fees	19,030	42,656	—	61,686
Check cashing royalties and fees	—	4,328	1,974	6,302

Total revenue	229,600	46,984	1,974	278,558
Cost of revenue – disposed merchandise	86,894	—	—	86,894

Net revenue	142,706	46,984	1,974	191,664

Expenses
Operations	81,916	25,076	708	107,700
Cash advance loss provision	6,268	10,135	—	16,403
Administration	16,378	4,661	474	21,513
Depreciation and amortization	7,609	3,468	163	11,240

Total expenses	112,171	43,340	1,345	156,856

Income from continuing operations	$30,535	$3,644	$629	$34,808

Six Months Ended June 30, 2004:
Revenue
Finance and service charges	$52,227	$—	$—	$52,227
Proceeds from disposition of merchandise	118,743	—	—	118,743
Cash advance fees	14,628	27,089	—	41,717
Check cashing royalties and fees	—	3,492	1,982	5,474

Total revenue	185,598	30,581	1,982	218,161
Cost of revenue – disposed merchandise	72,167	—	—	72,167

Net revenue	113,431	30,581	1,982	145,994

Expenses
Operations	66,312	15,427	721	82,460
Cash advance loss provision	3,420	4,999	—	8,419
Administration	16,351	3,844	495	20,690
Depreciation and amortization	5,749	2,001	238	7,988

Total expenses	91,832	26,271	1,454	119,557

Income from continuing operations	$21,599	$4,310	$528	$26,437

12. Litigation

     On August 6, 2004, James E. Strong filed a purported class action lawsuit in the State Court of Cobb County, Georgia against Georgia Cash America, Inc., Cash America International, Inc. (together with Georgia Cash America, Inc., “Cash America”), Daniel R. Feehan, and several unnamed officers, directors, owners and “stakeholders” of Cash America. The lawsuit alleges many different causes of action, among the most significant of which is that Cash America has been making illegal payday loans in Georgia in violation of Georgia’s usury law, the Georgia Industrial Loan Act and Georgia’s Racketeer Influenced and Corrupt Organizations Act. Community State Bank has for some time made loans to Georgia residents through Cash America’s Georgia operating locations. The complaint in this lawsuit claims that Community State Bank is not the true lender with respect to the loans made to Georgia borrowers and that its involvement in the process is “a mere subterfuge.” Based on this claim, the suit alleges that Cash America is the “de facto” lender and is illegally operating in Georgia. The complaint seeks unspecified compensatory damages, attorney’s fees, punitive damages and the trebling of any compensatory damages. The Company believes

CASH AMERCIA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued

that the claims in this suit are without merit and intends to vigorously defend this lawsuit. Cash America removed the case to federal court and filed a motion to compel the plaintiff to arbitrate his claim, in addition to denying the plaintiff’s allegations and asserting various defenses to his claim. The plaintiff has filed a motion to remand the case to Georgia state court. As of June 30, 2005, the parties await court rulings on the various motions. Because this case is at a very early stage, neither the likelihood of an unfavorable outcome nor the ultimate liability, if any, with respect to this litigation can be determined at this time.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

     The Company is a provider of specialty financial services to individuals in the United States. The Company offers secured non-recourse loans, commonly referred to as pawn loans, to individuals through its pawn lending operations. The pawn loan portfolio generates finance and service charges revenue. A related activity of the pawn lending operations is the disposition of merchandise, primarily collateral from unredeemed pawn loans. As an alternative to a pawn loan, the Company offers unsecured cash advances in selected lending locations and on behalf of third-party banks in other locations. The Company also provides check cashing and related financial services through many of its cash advance locations and through its franchised and company-owned check cashing centers. Prior to September 7, 2004, the Company also provided financial services to individuals in the United Kingdom and Sweden (the “foreign pawn lending operations”). The foreign pawn lending operations were sold to a foreign investment group and have been reclassified and reported as discontinued operations for all periods presented. See Note 10 of Notes to Consolidated Financial Statements.

     In December 2004, the Company completed the acquisition of the pawn operating assets of Camco, Inc., which operated under the trade name “SuperPawn” (“SuperPawn”) in four states in the western United States. SuperPawn is a 41 store chain based in Las Vegas, Nevada. This transaction provided the Company its initial entry into the western United States for pawn lending activities.

     As of June 30, 2005, the Company’s pawn lending operations consisted of 456 pawnshops, including 445 owned units and 11 unconsolidated franchised units in 21 states in the United States. For the eighteen months ended June 30, 2005, the Company acquired 44 operating units including one franchise location, established 6 locations, and combined or closed 3 locations for a net increase in owned pawn lending units of 47. In addition, 6 franchise locations were acquired or opened and 2 were either terminated/or converted to Company-owned locations.

     At June 30, 2005, the Company’s cash advance operations consisted of 271 cash advance locations in 6 states. For the eighteen months ended June 30, 2005, the Company acquired 33 operating units, established 91 locations, and combined or closed 7 locations for a net increase in cash advance locations of 117.

     As of June 30, 2005, the Company’s check cashing operations (Mr. Payroll Corporation) consisted of 130 franchised and 6 company-owned check cashing centers in 21 states.

RESULTS OF CONTINUING OPERATIONS

     The following table sets forth the components of the consolidated statements of operations as a percentage of total revenue for the periods indicated.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Revenue
Finance and service charges	24.4%	25.1%	23.9%	24.0%
Proceeds from disposition of merchandise	48.9	51.1	51.7	54.4
Cash advance fees	25.0	21.8	22.1	19.1
Check cashing royalties and fees	1.7	2.0	2.3	2.5

Total Revenue	100.0	100.0	100.0	100.0
Cost of Revenue
Disposed merchandise	29.1	31.0	31.2	33.1

Net Revenue	70.9	69.0	68.8	66.9

Expenses
Operations	40.4	40.4	38.7	37.8
Cash advance loss provision	8.1	5.3	6.0	3.9
Administration	7.9	9.5	7.7	9.5
Depreciation and amortization	4.3	4.0	4.0	3.6

Total Expenses	60.7	59.2	56.4	54.8

Income from Operations	10.2	9.8	12.4	12.1
Interest expense	1.9	2.0	1.7	1.9
Interest income	(0.3)	—	(0.3)	—
Foreign currency transaction losses	0.3	—	0.3	—

Income before Income Taxes	8.3	7.8	10.7	10.2
Provision for income taxes	3.1	2.9	4.0	3.8

Income from Continuing Operations	5.2%	4.9%	6.7%	6.4%

     The following table sets forth certain selected consolidated financial and operating data as of June 30, 2005 and 2004, and for the three and six month periods then ended ($ in thousands).

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2005		2004		2005		2004
PAWN LENDING OPERATIONS:
Pawn loans
Annualized yield on pawn loans	122.6%		127.2%		127.6%		133.7%
Total amount of pawn loans written and renewed	$114,348		$87,349		$212,178		$163,913
Average pawn loan balance outstanding	$106,547		$80,203		$105,118		$78,546
Average pawn loan balance per average location in operation	$240		$203		$238		$198
Ending pawn loan balance per location in operation	$261		$221		$261		$221
Average pawn loan amount at end of period (not in thousands)	$88		$84		$88		$84
Profit margin on disposition of merchandise as a percentage of proceeds from disposition of merchandise	40.4%		39.4%		39.7%		39.2%
Average annualized merchandise turnover	2.6	x	2.8	x	2.8	x	3.2	x
Average balance of merchandise held for disposition per average location in operation	$135		$113		$141		$116
Ending balance of merchandise held for disposition per location in operation	$139		$119		$139		$119
Pawnshop locations in operation –
Beginning of period, owned	441		396		441		398
Acquired	2		—		2		—
Start-ups	2		—		3		—
Combined or closed	—		—		(1)		(2)

End of period, owned	445		396		445		396
Franchise locations at end of period	11		6		11		6

Total pawnshop locations at end of period	456		402		456		402

Average number of owned pawnshop locations in operation	444		396		442		396

Cash advances
Total amount of cash advances written (a)	$68,191		$50,469		$124,931		$95,108
Number of cash advances written (not in thousands) (a)	209,342		156,786		379,920		295,740
Average amount per cash advances (not in thousands) (a)	$326		$322		$329		$322
Combined cash advances outstanding (a)	$20,279		$14,663		$20,279		$14,663
Cash advances outstanding per location at end of period (a)	$47		$38		$47		$38
Cash advances outstanding before allowance for losses (b)	$13,193		$9,859		$13,193		$9,859
Locations offering cash advances at end of period	429		388		429		388

Average number of locations offering cash advances	428		388		427		388

CASH ADVANCE OPERATIONS (c):
Total amount of cash advances written (a)	$156,150		$93,801		$278,235		$171,551
Number of cash advances written (not in thousands) (a)	434,911		277,017		785,461		505,941
Average amount per cash advance (not in thousands) (a)	$359		$339		$354		$339
Combined cash advances outstanding (a)	$42,520		$23,783		$42,520		$23,783
Cash advances outstanding per location at end of period (a)	$157		$131		$157		$131
Cash advances outstanding before allowance for losses (b)	$37,269		$22,769		$37,269		$22,769
Cash advance locations in operation –
Beginning of period	264		164		253		154
Acquired	1		—		1		—
Start-ups	6		19		19		29
Combined or closed	—		(2)		(2)		(2)

End of period	271		181		271		181

Average number of cash advance locations in operation	267		171		262		165

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
CHECK CASHING OPERATIONS (Mr. Payroll Corp.) (d)
Face amount of checks cashed	$277,595	$261,680	$614,623	$583,867
Gross fees collected	$3,756	$3,561	$8,770	8,360
Fees as a percentage of checks cashed	1.4%	1.4%	1.4%	1.4%
Average check cashed (not in thousands)	$367	$347	$393	$385
Centers in operation at end of period	136	138	136	138

Average centers in operation for period	135	138	135	137

(a) Includes cash advances made by the Company and cash advances made by third-party banks offered at the Company’s locations.

(b) Amounts recorded in the Company’s consolidated financial statements.

(c) Includes only cash advance locations.

(d) Includes franchised and company-owned locations.

CRITICAL ACCOUNTING POLICIES

There have been no material changes of critical accounting policies since December 31, 2004.

RECENTLY ISSUED ACCOUNTING STANDARDS

     In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”). SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle. It also requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings for that period rather than being reported in an income statement. The statement will be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect the adoption of SFAS 154 to have a material effect on the Company’s consolidated financial position or results of operations.

     In December 2004, FASB issued Statement No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123R”). SFAS 123R requires that the cost resulting from all share-based payment transactions be recognized in the financial statements over the period during which an employee is required to provide service in exchange for the award. SFAS 123R establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value based method in accounting for share-based transactions with employees. SFAS 123R also amends FASB Statement No. 95, “Statement of Cash Flows”, to require that excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid. SFAS 123R was effective as of the beginning of the first interim reporting period that begins after June 15, 2005. On April 14, 2005, the Securities and Exchange Commission amended the effective date of SFAS 123R. As a result, SFAS 123R is now effective for annual (rather than interim) periods that begin after June 15, 2005. The Company does not expect the adoption of SFAS 123R to have a material effect on the Company’s consolidated financial position or results of operations because of the Company’s decision in 2004 to begin granting restricted stock units in lieu of stock options. The value of restricted stock unit grants is generally recognized as expense over the vesting period. See Note 3 of Notes to Consolidated Financial Statements.

OVERVIEW

Components of Consolidated Net Revenue. Consolidated net revenue is total revenue reduced by the cost of merchandise sold in the period. It represents the income available to satisfy expenses and is the measure management uses to evaluate top line performance. Growth in cash advance fees has increased the comparative contribution from this product to the consolidated net revenue of the Company during the three and six months ended June 30, 2005 compared to the same periods of 2004. The growth in cash advance fees is due to higher balances and the addition of new units, including the acquisition of 33 cash advance locations since the second quarter of 2004. While slightly lower as a percent of total net revenue, pawn-related net revenue, consisting of aggregate finance and service charges plus profit on the disposition of merchandise, remains the dominant source of net revenue at 62.3% and 65.4% for the three months ended June 30, 2005 and 2004, and at 64.5% and 67.6% for the six months ended June 30, 2005 and 2004, respectively. The following charts show consolidated net revenue and depict the mix of the components of net revenue for the quarter and six months ended June 30, 2005 and 2004:

Contribution to Increase in Net Revenue. Cash advance fees have increased as the result of the growth and development of newly opened cash advance locations, the inclusion of 33 cash advance locations acquired since the second quarter of 2004, and the increased demand in pawn locations. As illustrated below, these increases represented 45.4% and 43.8% of the Company’s overall increase in net revenue from the three and six months ended June 30, 2004 to the three and six months ended June 30, 2005 and 80.5% and 72.2% of the overall increase from the three and six months ended June 30, 2003 to the three and six months ended June 30, 2004. The increase in pawn related net revenue in the aggregate, combined finance and service charges and profit from the disposition of merchandise, increased from 13.3% to 53.4% and 18.8% to 54.5% of the increase in net revenue for the three and six months of 2005 compared to the same periods of 2004 primarily as a result of the acquisition of SuperPawn. Check cashing royalties and fees accounted for 1.2% and 1.7% of the increase in net revenue in the three and six months of 2005, respectively. These trends are depicted in the following charts:

Quarter Ended June 30, 2005 Compared To Quarter Ended June 30, 2004

Consolidated Net Revenue. Consolidated net revenue increased $24.8 million, or 35.5%, to $94.6 million during the quarter ended June 30, 2005 (the “current quarter”) from $69.8 million during the quarter ended June 30, 2004 (the “prior year quarter”). The following table sets forth net revenue results by operating segment for the three month periods ended June 30 ($ in millions):

	2005	2004	Increase
Pawn lending operations	$69.0	$53.2	$15.8	29.7%
Cash advance operations	24.8	15.7	9.1	58.0
Check cashing operations	0.8	0.9	(0.1)	(11.1)

Consolidated net revenue	$94.6	$69.8	$24.8	35.5%

     Higher revenue from the Company’s cash advance product, higher finance and service charges from pawn loans, and higher profit from the disposition of merchandise accounted for the increase in net revenue. This increase was partially due to the consolidation of the operating results of SuperPawn. Excluding the impact of SuperPawn, net revenue for the current quarter was up $12.9 million, or 18.5%, compared to the prior year quarter.

     The components of net revenue are finance and service charges from pawn loans, which increased $7.2 million; profit from the disposition of merchandise, which increased $6.0 million; cash advance fees generated both from pawn locations and cash advance locations, which increased $11.3 million; and check cashing royalties and fees, which increased $0.3 million.

Finance and Service Charges. Finance and service charges increased $7.2 million, or 28.3%, from $25.4 million in the prior year quarter to $32.6 million in the current quarter. The increase is primarily due to higher loan balances attributable to the addition of SuperPawn. An increase in the average balance of pawn loans outstanding contributed $8.3 million of the increase that was offset by a $1.1 million decrease resulting from the lower annualized yield of the pawn loan portfolio. Finance and service charges from same stores (stores that have been open for at least twelve months) increased $0.3 million in the current quarter compared to the prior year quarter due to a 1.3% increase in pawn loans written in the current quarter.

     The average balance of pawn loans was 32.9% higher in the current quarter than in the prior year quarter. The increase in the average of pawn loans outstanding was driven by a 13.6% increase in the average number of pawn loans outstanding during the current quarter coupled with a 16.9% increase in the average amount per loan. Pawn loan balances at June 30, 2005 were $28.6 million, or 32.7% higher than at June 30, 2004, primarily as a result of the acquisition of SuperPawn. Annualized loan yield declined to 122.6% in the current quarter from 127.2% in the prior year quarter due to the acquisition of SuperPawn locations which operate in markets with lower statutory rates than the Company’s other locations. Excluding SuperPawn, annualized loan yield would have been up slightly to 128.4%. Favorable changes in the statutory rates and terms of pawn loans in some markets and improved performance of the pawn loan portfolio, including a slightly higher concentration of extended or renewed loans in the portfolio, contributed to the higher yield. Same store pawn loan balances at June 30, 2005 were $0.8 million, or 0.9%, higher than at June 30, 2004.

Profit from Disposition of Merchandise. Profit from disposition of merchandise represents the proceeds received from disposition of merchandise in excess of the cost of disposed merchandise. The following table summarizes the proceeds from disposition of merchandise and the related profit for the current quarter compared to the prior year quarter ($ in millions):

	Three Months Ended June 30,
	2005			2004
	Merchandise	Refined Gold	Total	Merchandise	Refined Gold	Total
Proceeds from dispositions	$52.6	$12.7	$65.3	$44.0	$7.7	$51.7

Profit on disposition	$22.7	$3.7	$26.4	$18.0	$2.4	$20.4

Profit margin	43.2%	29.1%	40.4%	40.9%	31.2%	39.4%

     While the total proceeds from disposition of merchandise and refined gold increased $13.6 million, or 26.3%, the total profit from the disposition of merchandise and refined gold increased $6.0 million, or 29.4% due to higher profit margin on the disposition of merchandise. Excluding the effect of the disposition of refined gold, the profit margin on the disposition of merchandise (including jewelry sales) increased to 43.2% in the current quarter from 40.9% in the prior year quarter due predominately to a heavier mix of jewelry sales resulting from the addition of SuperPawn. The profit margin on the disposition of refined gold decreased to 29.1% in the current quarter compared to 31.2% in the prior year quarter due to a higher average cost that more than offset a higher gold price received on dispositions. Proceeds from disposition of merchandise, excluding refined gold, increased $8.6 million, or 19.5%, in the current quarter due primarily to the acquisition of SuperPawn and higher levels of merchandise available for disposition. The consolidated merchandise turnover rate decreased to 2.6 times during the current quarter compared to 2.8 times during the prior year quarter due primarily to the increase in jewelry merchandise levels associated with the acquisition of SuperPawn.

     Management anticipates that profit margin on disposition of merchandise in the near term is likely to remain at current levels or decline slightly. The addition of SuperPawn operating results increases the average profit margin slightly due to a higher amount of jewelry sales, which has historically produced higher gross profit margin. In the future, the increase in jewelry merchandise levels will reduce inventory turnover from historical levels.

     The table below summarizes the age of merchandise held for disposition before valuation allowance at June 30, 2005 and 2004 ($ in millions). Due to the magnitude of the impact of the SuperPawn stores (acquired in December 2004) on the Company’s total merchandise held for disposition, those stores are segmented separately at June 30, 2005.

	2005			2004
	Cash		Total	Total
	America	SuperPawn	Pawn	Pawn
Merchandise held for 1 year or less –
Jewelry	$27.8	$8.4	$36.2	$26.0
Other merchandise	18.2	1.6	19.8	18.3

	46.0	10.0	56.0	44.3

Merchandise held for more than 1 year –
Jewelry	2.4	2.3	4.7	2.2
Other merchandise	2.5	0.2	2.7	2.2

	4.9	2.5	7.4	4.4

Total merchandise held for disposition	$50.9	$12.5	$63.4	$48.7

Jewelry held for 1 year or less	54.6%	67.2%	57.1%	53.4%
Other merchandise held for 1 year or less	35.8	12.8	31.2	37.6
Jewelry held for more than 1 year	4.7	18.4	7.4	4.5
Other merchandise held for more than 1 year	4.9	1.6	4.3	4.5

Total	100.0%	100.0%	100.0%	100.0%

Cash Advance Fees. Cash advance fees increased $11.3 million, or 51.4%, to $33.4 million in the current quarter as compared to $22.1 million in the prior year quarter. The increase was primarily due to the growth and development of new cash advance units and higher average cash advance balances outstanding during the current quarter resulting from the new unit growth. The acquisition of 33 cash advance units since the second quarter of 2004 also contributed to the increase in cash advance fees. As of June 30, 2005, the product was available in 700 lending locations, which includes 429 pawnshops and 271 cash advance locations. This includes 358 units that offer the product on behalf of the third-party banks for which the Company performs administrative services. Cash advance fees from same stores increased $6.1 million, or 28.1%, to $27.8 million in the current quarter as compared to $21.7 million in the prior year quarter. Cash advance fees include revenue from the cash advance portfolio owned by the Company and fees for administrative services performed for the banks. (Although cash advance transactions may take the form of loans or deferred check deposit transactions, the transactions are referred to throughout this discussion as “cash advances” for convenience.)

     The following table sets forth cash advance fees by operating segment for the three months ended June 30, 2005 and 2004 ($ in thousands):

	2005	2004	Increase
Pawn lending operations	$10.1	$7.5	$2.6	34.7%
Cash advance operations	23.3	14.6	8.7	59.6

Total cash advance fees	$33.4	$22.1	$11.3	51.1%

     While cash advance fees in the cash advance operating segment increased 59.6%, mostly due to the addition of new locations, the increase in expenses, including cash advance loss provision, in this segment offset most of the revenue growth. Management believes the operating margins for this segment will continue to improve as the new stores added develop and grow to maturity.

     The amount of cash advances written increased $80.0 million, or 55.4%, to $224.3 million in the current quarter from $144.3 million in the prior year quarter. Included in the amount of cash advances written in the current quarter and prior year quarter were $92.6 million and $50.7 million, respectively, extended to customers by the banks. The average amount per cash advance increased to $348 from $333 due to changes in permitted loan amounts and adjustments to underwriting. The combined Company and bank portfolios of cash advances generated $36.5 million in revenue during the current quarter compared to $23.7 million in the prior year quarter. The outstanding combined portfolio balance of cash advances increased $24.4 million to $62.8 million at June 30, 2005, from $38.4 million at June 30, 2004. Included in these amounts were $50.5 million and $32.6 million for 2005 and 2004, respectively, that are included in the Company’s consolidated balance sheets. An allowance for losses of $7.7 million and $4.7 million has been provided in the consolidated financial statements as of June 30, 2005 and 2004, respectively, which is deducted from the outstanding cash advance amounts on the Company’s consolidated balance sheets.

     Cash advance fees related to cash advances originated by the banks were $13.5 million in the current quarter on $92.6 million in cash advances originated by banks. The cash advance loss provision expense associated with these cash advances was $4.7 million, direct operating expenses, excluding allocated administrative expenses, were $6.1 million, and depreciation and amortization expense was $0.7 million in the current quarter. Therefore, management estimates that the approximate contribution before interest and taxes on cash advances originated by the banks in the current quarter was $2.0 million. This estimate does not include shared operating costs in pawn locations where the product is offered.

     In March of this year, the Federal Deposit Insurance Corporation (“FDIC”) issued revised guidance affecting certain short-term cash advance products offered by FDIC regulated banks. The revised guidance applies to the cash advance product offered by third-party banks in many of the Company’s locations. The revised guidance became effective July 1, 2005 and permits the banks to provide a customer with this cash advance product for only three months during a twelve month period. The Company currently plans to continue to market the banks’ short-term cash advance product in many of the Company’s locations. However, customers accustomed to the benefits of the banks’ cash advance product may need access to alternative short-term credit products when the banks’ cash advance product is not available to them. To address many of these customers’ needs for short-term credit, the Company introduced a credit services program (“Credit Services Program”) on July 1, 2005. These markets include 297 locations in Texas, Florida and Michigan, which represented $69.8 million in cash advances written and $10.4 million in revenue for the three months ended June 30, 2005. The Company believes that the revenue from providing credit services will not materially reduce future revenues from cash advances within these markets.

     In two markets, California and Louisiana, the Company is transitioning to offering its cash advance product under state enabling legislation. In California, represented by 34 locations, the Company will discontinue offering cash advances by third-party banks and will begin offering cash advances under applicable state law. These locations generated approximately $15.2 million in cash advances written and $2.2 million in revenue for the second quarter ended June 30, 2005. Management estimates that revenue levels in this market will be 30-40% lower going forward due to a lower average loan amount mandated by state law than was available to third-party banks in this market. In June of this year, the Company discontinued offering cash advances by third-party banks in Louisiana, which is represented by 20 lending locations, and transitioned to offering the cash advance product under state law. Management does not anticipate any negative adjustment to revenue or cash advances written in this market. This market represented $1.8 million in cash advances written and $0.3 million in revenue for the second quarter ended June 30, 2005.

     In North Carolina and Georgia, represented by 27 lending locations, the Company will continue to offer cash advances on behalf of third-party banks, but does not currently offer an alternative financial product to customers in the event that they are unable to qualify for a cash advance from a third-party bank. These two markets represented $6.0 million in cash advances written and $0.6 million in cash advance revenue for the quarter ended June 30, 2005. The Company is evaluating potential alternative products to meet the demand of customers in these markets, but in the interim, management estimates that cash advances written volume and related revenues could fall by as much as 50% over the next 12 months in these two markets.

Check Cashing Royalties and Fees. Check cashing fees increased $0.3 million to $2.3 million, or 15.0%, in the current quarter from $2.0 million in the prior year quarter due to the growth in cash advance units. Check cashing revenue for Mr. Payroll Corporation was $0.9 million in the prior year quarter and $0.8 million in the current quarter.

Operations Expenses. Consolidated operations expenses, as a percentage of total revenue, remained at 40.4% for the current quarter and the prior year quarter. These expenses increased $13.1 million, or 32.1%. Pawn lending operations expenses increased $8.6 million, or 26.6%, primarily due to the addition of SuperPawn stores. Cash advance operations expenses increased $4.5 million, or 55.4%, principally as a result of the net establishment of 57 new units and the acquisition of 33 cash advance units since June 30, 2004. Increased advertising expenditures for the cash advance products also contributed to the expense increase.

     As a multi-unit operator in the consumer finance industry, the Company’s operations expenses are predominately personnel and occupancy expenses. Personnel expenses include base salary and wages, performance incentives, and benefits. Occupancy expenses include rent, property taxes and insurance, utilities, and maintenance. The combination of personnel and occupancy expenses represents 82.8% of total operations expenses in the current quarter and 85.2% in the prior year quarter. The comparison is as follows ($ in millions):

	Three Months Ended June 30,
	2005		2004
		% of		% of
	Amount	Revenue	Amount	Revenue
Personnel	$30.0	22.4%	$23.4	23.1%
Occupancy	14.7	11.0	11.5	11.4
Other	9.3	7.0	6.0	5.9

Total	$54.0	40.4%	$40.9	40.4%

Administration Expenses. Consolidated administration expenses, as a percentage of total revenue, were 7.9% in the current quarter compared to 9.5% in the prior year quarter. The components of administration expenses for the three months ended June 30, 2005 and 2004 are as follows ($ in millions):

	Three Months Ended June 30,
	2005		2004
		% of		% of
	Amount	Revenue	Amount	Revenue
Personnel	$7.0	5.2%	$6.6	6.5%
Other	3.6	2.7	3.0	3.0

Total	$10.6	7.9%	$9.6	9.5%

     The increase in administration expenses was principally attributable to increased staffing levels, annual salary adjustments and net unit additions. The increase was partially offset by a decrease of $0.4 million in management incentive accruals which are based on the Company’s performance relative to its business plan.

Cash Advance Loss Provision. The Company maintains an allowance for losses on cash advances at a level projected to be adequate to absorb credit losses inherent in the outstanding combined cash advance portfolio. The cash advance loss provision is utilized to increase the allowance for the outstanding company owned cash advance portfolio as well as expected losses in the bank-owned portfolios. The cash advance loss provision increased $5.4 million to $10.8 million in the current quarter as compared to $5.4 million in the prior year quarter principally due to the significant increase in the size of the portfolio and the lower relative level of recoveries on cash advances previously charged off. The loss provision as a percentage of cash advance fees increased to 32.3% in the current quarter as compared to 24.4% in the prior year quarter. The increase in the loss provision as a percentage of cash advance fees is primarily attributable to an emphasis on broadening the customer base for the cash advance product and the higher loss rates associated with newly-opened and developing stores. In addition, in the third quarter of 2004, the Company refined its estimation of cash advance losses by modifying the historical base period included in the calculations which is another reason for a higher provision in the current quarter than the prior year quarter which ended before this refinement was implemented. Management believes that this change more accurately reflects the potential loss inherent in the portfolio and provides for an adequate estimate of future loss on cash advances which have not reached their due date. Management continues to treat all cash advances which become past due as fully reserved for losses at the point they become sixty days past due. Management expects this trend of year over year increases in the loan loss provision as a percentage of cash advance fees to continue through the remainder of the year.

Depreciation and Amortization. Depreciation and amortization expense as a percentage of total revenue was 4.3% in the current quarter compared to 4.0% in the prior year quarter. Total depreciation and amortization expense increased $1.6 million, or 39.0%, primarily due to the increase in operating locations and the amortization of certain intangible assets obtained in the SuperPawn and other acquisitions.

Interest Expense. Interest expense as a percentage of total revenue was 1.9% for the current quarter as compared to 2.0% for the prior year quarter. Interest expense increased $0.4 million to $2.5 million in the current quarter as compared to $2.1 million in the prior year quarter. The increase was due primarily to an increase in debt levels for the acquisition of SuperPawn in December 2004. Approximately $0.1 million of the increase resulted from a prepayment fee associated with the prepayment of the 12% subordinated note issued in February 2004 as partial consideration of the final payment pursuant to an amended asset purchase agreement. The average amount of debt outstanding increased during the current quarter to $153.3 million from $133.6 million during the prior year quarter. The effective blended borrowing cost increased to 6.5% in the current quarter compared to 6.2% in the prior year quarter. The increase in blended borrowing cost was due to a year over year increase in interest rates on floating rate debt.

Interest Income. Interest income increased to $0.4 million in the current quarter compared to the prior year quarter, primarily due to interest income from two subordinated notes received in the sale of the Company’s foreign pawn lending operations.

Foreign Currency Transaction Losses. Exchange rate changes between the United States dollar and the Swedish kronor resulted in losses of $0.4 million in the current quarter on the two subordinated notes received in the sale of the Company’s foreign pawn lending operations.

Income Taxes. The Company’s effective tax rate for continuing operations was 37.5% for both the current quarter and the prior year quarter.

Six Months Ended June 30, 2005 Compared To Six Months Ended June 30, 2004

Consolidated Net Revenue. Consolidated net revenue increased $45.7 million, or 31.3%, to $191.7 million during the six months ended June 30, 2005 (the “current period”) from $146.0 million during the six months ended June 30, 2004 (the “prior year period”). The following table sets forth net revenue results by operating segment for the six month periods ended June 30 ($ in millions):

	2005	2004	Increase
Pawn lending operations	$142.7	$113.4	$29.3	25.8%
Cash advance operations	47.0	30.6	16.4	53.6
Check cashing operations	2.0	2.0	—	—

Consolidated net revenue	$191.7	$146.0	$45.7	31.3%

     Higher revenue from the Company’s cash advance product, higher finance and service charges from pawn loans, and higher profit from the disposition of merchandise accounted for the increase in net revenue. This increase was partially due to the consolidation of the operating results of SuperPawn. Excluding the impact of SuperPawn, net revenue for the current period was up $21.7 million, or 14.9%, compared to the prior year period.

     The components of net revenue are finance and service charges from pawn loans, which increased $14.3 million; profit from the disposition of merchandise, which increased $10.6 million; cash advance fees generated both from pawn locations and cash advance locations, which increased $20.0 million; and check cashing royalties and fees, which increased $0.8 million.

Finance and Service Charges. Finance and service charges increased $14.3 million, or 27.4%, from $52.2 million in the prior year period to $66.5 million in the current period. The increase is primarily due to higher loan balances attributable to the addition of SuperPawn. An increase in the average balance of pawn loans outstanding contributed $17.7 million of the increase that was offset by a $3.4 million decrease resulting from the lower annualized yield of the pawn loan portfolio. Finance and service charges from same stores increased $0.4 million in the current period compared to the prior year period due to a significant drop in loan balances in the first quarter, largely due to tax refunds received by customers, which resulted in slower growth rates in average loan balances year over year.

     The average balances of pawn loans were 33.8% higher in the current period than in the prior year period. The increase in the average of pawn loans outstanding was driven by a 21.1% increase in the average number of pawn loans outstanding during the current period coupled with a 10.6% increase in the average amount per loan. Annualized loan yield declined to 127.6% in the current period from 133.7% in the prior year period due primarily to the acquisition of SuperPawn locations which operate in markets with lower statutory rates than the Company’s other locations. Excluding SuperPawn, annualized loan yield would have been up slightly to 134.8%. Favorable changes in the statutory rates and terms of pawn loans in some markets and improved performance of the pawn loan portfolio, including a slightly higher concentration of extended or renewed loans in the portfolio, contributed to the higher yield.

Profit from Disposition of Merchandise. Profit from disposition of merchandise represents the proceeds received from disposition of merchandise in excess of the cost of disposed merchandise. The following table summarizes the proceeds from disposition of merchandise and the related profit for the current period compared to the prior year period ($ in millions):

	Six Months Ended June 30,
	2005			2004
	Merchandise	Refined Gold	Total	Merchandise	Refined Gold	Total
Proceeds from dispositions	$118.5	$25.6	$144.1	$100.6	$18.1	$118.7

Profit on disposition	$49.9	$7.3	$57.2	$40.5	$6.1	$46.6

Profit margin	42.1%	28.5%	39.7%	40.3%	33.7%	39.2%

     Total profit from the disposition of merchandise and refined gold increased $10.6 million, or 22.7%. Total proceeds from the disposition of merchandise and refined gold increased $25.4 million, or 21.4%. Excluding the effect of the disposition of refined gold, the profit margin on the disposition of merchandise increased to 42.1% in the current period from 40.3% in the prior year period due predominately to a heavier mix of jewelry sales resulting from the addition of SuperPawn. The profit margin on the disposition of refined gold decreased to 28.5% in the current period compared to 33.7% in the prior year period due to a higher average cost that more than offset a higher gold price received on dispositions. Proceeds from disposition of merchandise, excluding refined gold, increased $17.9 million, or 17.8%, in the current period due primarily to the acquisition of SuperPawn and higher levels of merchandise available for disposition. The consolidated merchandise turnover rate decreased to 2.8 times during the current period compared to 3.2 times during the prior year period due primarily to the increase in jewelry merchandise levels associated with the acquisition of SuperPawn.

Cash Advance Fees. Cash advance fees increased $20.0 million, or 48.0%, to $61.7 million in the current period as compared to $41.7 million in the prior year period. The increase was primarily due to the growth and development of new cash advance units and higher average cash advance balances outstanding during the current period resulting from the new unit growth. The acquisition of 33 cash advance units since the second quarter of 2004 also contributed to the increase in cash advance fees. Cash advance fees from same stores increased $12.3 million, or 31.6%, to $51.2 million in the current period as compared to $38.9 million in the prior year period. Cash advance fees include revenue from the cash advance portfolio owned by the Company and fees for administrative services performed for the banks.

     The following table sets forth cash advance fees by operating segment for the six months ended June 30, 2005 and 2004 ($ in thousands):

	2005	2004	Increase
Pawn lending operations	$19.0	$14.6	$4.4	30.1%
Cash advance operations	42.7	27.1	15.6	57.6

Total cash advance fees	$61.7	$41.7	$20.0	48.0%

     While cash advance fees in the cash advance operating segment increased 57.6%, mostly due to the addition of new locations, the growth in revenue was not sufficient to offset an increase in expenses, including cash advance loss provision, in this segment.

     The amount of cash advances written increased $136.5 million, or 51.2%, to $403.2 million in the current period from $266.7 million in the prior year period. Included in the amount of cash advances written in the current period and prior year period were $168.7 million and $94.6 million, respectively, extended to customers by the banks. The average amount per cash advance increased to $346 from $333 due to changes in permitted loan amounts and adjustments to underwriting. The combined Company and bank portfolios of cash advances generated $67.1 million in revenue during the current period compared to $44.4 million in the prior year period.

     Cash advance fees related to cash advances originated by the banks were $25.3 million in the current period on $168.7 million in cash advances originated by banks. The cash advance loss provision expense associated with these cash advances was $7.5 million, direct operating expenses, excluding allocated administrative expenses, were $11.7 million, and depreciation and amortization expense was $1.2 million in the current period. Therefore, management estimates that the approximate contribution before interest and taxes on cash advances originated by the banks in the current period was $4.9 million. This estimate does not include shared operating costs in pawn locations where the product is offered.

     In March of this year, the Federal Deposit Insurance Corporation (“FDIC”) issued revised guidance affecting certain short-term cash advance products offered by FDIC regulated banks. The revised guidance applies to the cash advance product offered by third-party banks in many of the Company’s locations. The revised guidance became effective July 1, 2005 and permits the banks to provide a customer with this cash advance product for only three months during a twelve month period. The Company currently plans to continue to market the banks’ short-term cash advance product in many of the Company’s locations. However, customers accustomed to the benefits of the banks’ cash advance product may need access to alternative short-term credit products when the banks’ cash advance product is not available to them. To address many of these customers’ needs for short-term credit, the Company introduced the Credit Services Program on July 1, 2005. These markets include 297 locations in Texas, Florida and Michigan, which represented $127.4 million in cash advances written and $19.7 million in revenue for the six months ended June 30, 2005. The Company believes that the revenue from providing credit services will not materially reduce future revenues from cash advances within these markets.

     In two markets, California and Louisiana, the Company is transitioning to offering its cash advance product under state enabling legislation. In California, represented by 34 locations, the Company will discontinue offering cash advances by third-party banks and will begin offering cash advances under applicable state law. These locations generated approximately $27.6 million in cash advances written and $4.1 million in revenue for the six months ended June 30, 2005. Management estimates that revenue levels in this market will be 30-40% lower going forward due to a lower average loan amount mandated by state law than was available to third-party banks in this market. In June of this year, the Company discontinued offering cash advances by a third-party bank in Louisiana, which is represented by 20 lending locations, and transitioned to offering the cash advance product under state law. Management does not anticipate any negative adjustment to revenue or cash advances written in this market. This market represented $3.3 million in cash advances written and $0.5 million in revenue for the six months ended June 30, 2005.

     In North Carolina and Georgia, represented by 27 lending locations, the Company will continue to offer cash advances on behalf of third-party banks, but does not currently offer an alternative financial product to customers in the event that they are unable to qualify for a cash advance from a third-party bank. These two markets represented $10.8 million in cash advances written and $1.1 million in cash advance revenue for the six months ended June 30, 2005. The Company is evaluating potential alternative products to meet the demand of customers in these markets, but in the interim, management estimates that cash advances written volume and related revenues could fall by as much as 50% over the next 12 months in these two markets.

Check Cashing Royalties and Fees. Check cashing fees increased $0.8 million to $6.3 million, or 14.5%, in the current period from $5.5 million in the prior year period due to the growth in cash advance units. Check cashing revenue for Mr. Payroll Corporation was $2.0 million for both current and prior year periods.

Operations Expenses. Consolidated operations expenses, as a percentage of total revenue, were 38.7% in the current period compared to 37.8% in the prior year period. These expenses increased $25.2 million, or 30.6%. Pawn lending operations expenses increased $15.6 million, or 23.5%, primarily due to the addition of SuperPawn stores. Cash advance operations expenses increased $9.6 million, or 62.6%, principally as a result of the net establishment of 57 new units and the acquisition of 33 cash advance units since June 30, 2004. Increased advertising expenditures for the cash advance products also contributed to the expense increase.

     The combination of personnel and occupancy expenses represents 83.7% of total operations expenses in the current period and 85.5% in the prior year period. The comparison is as follows ($ in millions):

	Six Months Ended June 30,
	2005		2004
		% of		% of
	Amount	Revenue	Amount	Revenue
Personnel	$60.7	21.8%	$48.2	22.1%
Occupancy	29.5	10.6	22.2	10.2
Other	17.5	6.3	12.1	5.5

Total	$107.7	38.7%	$82.5	37.8%

Administration Expenses. Consolidated administration expenses, as a percentage of total revenue, were 7.7% in the current period compared to 9.5% in the prior year period. The components of administration expenses for the six months ended June 30, 2005 and 2004 are as follows ($ in millions):

	Six Months Ended June 30,
	2005		2004
		% of		% of
	Amount	Revenue	Amount	Revenue
Personnel	$14.7	5.3%	$14.6	6.7%
Other	6.8	2.4	6.1	2.8

Total	$21.5	7.7%	$20.7	9.5%

     The increase in administration expenses was principally attributable to increase in staffing levels, annual salary adjustments and net unit additions. The increase was partially offset by a decrease of $1.6 million in management incentive accruals which are based on the Company’s performance relative to its business plan.

Cash Advance Loss Provision. The cash advance loss provision increased $8.0 million to $16.4 million in the current period as compared to $8.4 million in the prior year period principally due to the significant increase in the size of the portfolio. The loss provision as a percentage of cash advance fees increased to 26.6% in the current period as compared to 20.2% in the prior year period. The increase in the loss provision as a percentage of cash advance fees is attributable to an emphasis on broadening the customer base for the cash advance product and the higher loss rates associated with newly-opened and developing stores. In addition, in the third quarter of 2004, the Company refined its estimation of cash advance losses by modifying the historical base period included in the calculations which is another reason for a higher provision in the current period than the prior year period which ended before this refinement was implemented. Management believes that this change more accurately reflects the potential loss inherent in the portfolio and provides for an adequate estimate of future loss on cash advances which have not reached their due date.

Depreciation and Amortization. Depreciation and amortization expense as a percentage of total revenue was 4.0% in the current period compared to 3.6% in the prior year period. Total depreciation and amortization expense increased $3.3 million, or 40.7%, primarily due to the increase in operating locations and the amortization of certain intangible assets obtained in the SuperPawn and other acquisitions.

Interest Expense. Interest expense as a percentage of total revenue was 1.7% for the current period as compared to 1.9% for the prior year period. Interest expense increased $0.6 million to $4.8 million in the current period as compared to $4.2 million in the prior year period. The increase was due primarily to an increase in debt levels for the acquisition of SuperPawn in December 2004. Approximately $0.1 million of the increase resulted from a prepayment fee associated with the prepayment of the 12% subordinated note issued in February 2004 as partial consideration of the final payment pursuant to an amended asset purchase agreement. The average amount of debt outstanding increased during the current period to $152.4 million from $138.2 million during the prior year period. The effective blended borrowing cost increased to 6.4% in the current period compared to 6.1% in the prior year period. The slight increase in blended borrowing cost was due to a year over year increase in interest rates on floating rate debt.

Interest Income. Interest income increased to $0.8 million in the current period compared to the prior year period, primarily due to interest income from two subordinated notes received in the sale of the Company’s foreign pawn lending operations.

Foreign Currency Transaction Losses. Exchange rate changes between the United States dollar and the Swedish kronor resulted in losses of $0.9 million in the current period on the two subordinated notes received in the sale of the Company’s foreign pawn lending operations.

Income Taxes. The Company’s effective tax rate for continuing operations for the current period was 37.1% as compared to 37.0% for the prior year period.

LIQUIDITY AND CAPITAL RESOURCES

     The Company’s cash flows and other key indicators of liquidity are summarized as follows ($ in millions):

	Six Months Ended
	June 30,
	2005		2004
Operating activities cash flows	$47.7		$33.5
Investing activities cash flows:
Pawn loans	(8.0)		(5.6)
Cash advances	(21.9)		(7.4)
Acquisitions	(4.4)		(2.9)
Property and equipment additions	(12.7)		(11.1)
Financing activities cash flows	(4.0)		(9.3)
Working capital (a)	$222.7		$158.0
Current ratio (a)	5.1	x	4.6	x
Merchandise turnover	2.8	x	3.2	x

(a) Excludes discontinued operations for 2004.

Cash flows from operating activities. Net cash provided by operating activities was $47.7 million for the current period. Net cash generated from the Company’s pawn lending operations, cash advance operations and check cashing operations were $33.1 million, $14.0 million, and $0.6 million, respectively. The improvement in cash flows from operating activities in the current period as compared to the prior year period was due to the improvement in results of pawn lending operations including the addition of SuperPawn stores and the growth and development of cash advance locations opened in recent periods.

Cash flows from investing activities. The seasonal increase in balances due to higher lending activities and the acquisition of SuperPawn led to increases in the Company’s investment in pawn loans and cash advances during the current period that used cash of $8.0 million and $21.9 million, respectively. The Company paid $4.2 million for the acquisition of two pawnshops and one cash advance location in the current quarter and an additional cost of $0.2 million for acquisitions made in the second half of 2004. The Company invested $12.7 million in property and equipment during the current period for the establishment of 19 cash advance locations and 3 pawn lending locations, the remodeling of selected operating units and ongoing enhancements to the information technology infrastructure, and other property additions.

     Management anticipates that capital expenditures for the remainder of 2005 will be approximately $8 to $12 million primarily for the establishment of approximately 13 to 22 combined total of new cash advance only locations and pawnshops, for the remodeling of selected operating units and for enhancements to communications and information systems. The additional capital required to pursue acquisition opportunities is not included in the estimate of capital expenditures because of the uncertainties surrounding potential transactions of this nature.

Cash flows from financing activities. During the current period, the Company had net borrowings of $9.4 million on the bank line of credit and paid loan costs of $0.9 million for the amendment of the line of credit agreement. The Company also made repayments of $4.1 million on senior unsecured notes and a $2.7 million prepayment of the 12% subordinated note that was issued in February 2004 as a partial consideration of the final payment pursuant to an amended asset purchase agreement. Additional uses of cash included $1.4 million for dividends and $4.6 million for the purchase of treasury shares. On July 25, 2002, the Company’s Board of Directors authorized management to purchase up to one million shares of its common stock in the open market (the “2002 authorization”). On April 20, 2005, the Board of Directors authorized the Company’s repurchase of up to a total of 1,500,000 shares of its common stock (the “2005 authorization”) and terminated the 2002 authorization. During the six months ended June 30, 2005, the Company purchased 122,000 shares for an aggregate amount of $2.9 million under the 2002 authorization and 108,800 shares for an aggregate amount of $1.7 million under the 2005 authorization. Purchases will be made from time to time in the open market, and it is expected that funding will come from operating cash flow. During the current period, stock options for 42,800 shares were exercised by officers and employees and generated proceeds of $0.4 million of additional equity.

     In February 2005, the Company amended and restated the existing line of credit agreement to increase the credit limit to $250.0 million and extend the maturity to February 2010. Interest on the amended line of credit is charged, at the Company’s option, at either LIBOR plus a margin or at the agent’s base rate. The margin on the line of credit varies from 0.875% to 1.875% depending on the Company’s cash flow leverage ratios as defined in the amended agreement (1.125% at June 30, 2005). The Company pays a fee on the unused portion ranging from 0.25% to 0.30% (0.25% at June 30, 2005) based on the Company’s cash flow leverage ratios as defined in the amended agreement.

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

     Management believes that the borrowings available ($145.7 million at June 30, 2005) under the credit facilities, cash generated from operations and current working capital of $222.7 million should be sufficient to meet the Company’s anticipated future capital requirements.

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

•	Changes in customer demand for the Company’s products and specialty financial services could adversely affect results. Although the Company’s products and services are a staple of its customer base, a significant change in the needs or wants of customers and the Company’s failure to adapt to those needs or wants could result in a significant decrease in the revenues of the Company. From time to time the Company may implement changes to the products and services it makes available to customers and the impact any change may have on the results of the Company’s business may not be fully ascertainable until the change has been in effect for some time. Some of the cash advance products and services offered through the Company’s business are changing as a result of the revised FDIC guidance that took effect of July 1, 2005. The impact these changes will have on the Company’s business is not yet certain.

•	The actions of third-parties who offer products, services or support at the Company’s locations could adversely affect results. The Company makes products and services available to its customers through various third parties. A failure of a third-party provider to provide its product or service or to maintain the quality and consistency of its product or service could result in a loss of customers and a related loss in revenue from those products or services. The Company also utilizes third parties to support and maintain certain of its computerized point-of-sale and information systems. The failure of such a third-party to fulfill its support and maintenance obligations could cause a disruption in the Company’s unit operations.

•	Circumstances could adversely affect the ability of the Company to open and acquire new operating units in accordance with its plans. The Company’s expansion program is subject to numerous factors which cannot be predicted or controlled, such as the availability of attractive acquisition candidates and the Company’s ability to attract, train and retain qualified unit management personnel. Another such factor is the availability of sites with acceptable restrictions and suitable terms and general economic conditions.

•	Changes in competition from various sources such as banks, savings and loans, short-term consumer lenders, and other similar financial services entities, as well as retail businesses that offer products and services offered by the Company, could put additional pressure on the Company.

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

•	Changes in economic conditions could reduce earnings. While the credit risk for most of the Company’s consumer lending is mitigated by the collateralized nature of pawn lending, a sustained deterioration in the economic environment could adversely affect the Company’s operations through a deterioration in performance of its pawn loan or cash advance portfolios, or by reducing consumer demand for the purchase of pre-owned merchandise.

•	Adverse real estate market fluctuations could affect the Company’s profits. A significant rise in real estate prices could result in an increase in the cost of store leases as the Company opens new locations and renews leases for existing locations.

•	Interest rates could rise and affect earnings. Although the softness in the U.S. economy over the past several years has resulted in relatively low interest rates offered by lending institutions, the Federal Reserve Bank has embarked on a program to gradually increase the federal funds rates. If current trends continue in interest rates, this could increase the cost of borrowing to the Company.

•	Changes in the capital markets or the Company’s financial condition could reduce available capital. The Company regularly accesses the debt capital markets to refinance existing debt obligations and to obtain capital to finance growth. Efficient access to these markets is critical to the Company’s ongoing financial success; however, the Company’s future access to the debt capital markets could become restricted should the Company experience deterioration of its cash flows, balance sheet quality, or overall business or industry prospects.

•	Changes in tax and other laws and governmental rules and regulations applicable to the specialty financial services industry can have adverse effects. The Company’s products and services are subject to extensive regulation and supervision under various federal, state and local laws, ordinances and regulations. The Company faces the risk that the enactment, change, or interpretation of laws and regulations could have a negative impact on the Company’s business activities.

•	Other factors discussed under Quantitative and Qualitative Disclosures about Market Risk in Item 3 of this Form 10-Q and in the Company’s 2004 Annual Report to Stockholders.

•	Other risks indicated in the Company’s filings with the Securities and Exchange Commission.

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

Item 4. Controls and Procedures

     Under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, management of the Company has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of June 30, 2005 (“Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective in timely alerting them to the material information relating to the Company required to be included in its periodic filings with the Securities and Exchange Commission.

     There have been no significant changes during the quarter ended June 30, 2005 in the Company’s internal control over financial reporting that were identified in connection with management’s evaluation described in Item 4 above and has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     See Note 12 of Notes to Consolidated Financial Statements.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

     (e) The following table provides the information with respect to purchases made by the Company of shares of its common stock during each of the months in the second quarter of 2005:

				Total Number of	Maximum Number
	Total Number		Average	Shares Purchased as	of Shares that May
	of Shares		Price Paid	Part of Publicly	Yet Be Purchased
Period	Purchased		Per Share	Announced Plan	Under the Plan(1)
April 1 to April 30	55,832	(2)	$15.62	55,000	1,445,000
May 1 to May 31	46,719	(3)	15.65	45,000	1,400,000
June 1 to June 30	9,475	(4)	17.56	8,800	1,391,200

Total	112,026		$15.80	108,800

(1)	On April 20, 2005, the Board of Directors authorized the Company’s repurchase of up to a total of 1,500,000 shares of its common stock and terminated the open market purchase authorization established in 2002. Maximum number of shares that may yet to be purchased represents the shares under the 2005 authorization.

(2)	Includes 832 shares purchased on behalf of participants relating to the Company’s Non-Qualified Savings Plan.

(3)	Includes 1,719 shares purchased on behalf of participants relating to the Company’s Non-Qualified Savings Plan.

(4)	Includes 675 shares purchased on behalf of participants relating to the Company’s Non-Qualified Savings Plan.

Item 4. Submission of Matters to a Vote of Security Holders

     On April 20, 2005, the Company’s Annual Meeting of Shareholders was held. All of the nominees for director identified in the Company’s Proxy Statement, filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, were elected at the meeting to hold office until the next Annual Meeting or until their successors are duly elected and qualified. The shareholders ratified the Company’s selection of independent auditors. There was no other business brought before the meeting that required shareholder approval. Votes were cast in the matters described below as follows (there were no broker non-votes or abstentions other than those listed below):

		For	Withheld
(a)	Election of directors:
	Jack R. Daugherty	23,951,113	1,627,454
	A. R. Dike	24,547,843	1,030,724
	Daniel R. Feehan	24,427,643	1,150,924
	James H. Graves	25,316,272	262,295
	B. D. Hunter	24,505,524	1,073,043
	Timothy J. McKibben	25,316,038	262,529
	Alfred M. Micallef	25,313,277	265,290
(b)	Ratification of Independent Auditors	25,445,386	133,181

Item 6. Exhibits

10.1	Administrative Credit Services Agreement, dated July 1, 2005, by and between Cash America Financial Services, Inc. and NCP Finance Limited Partnership

10.2	Administrative Credit Services Agreement, dated July 1, 2005, by and between Cash America Financial Services, Inc. and NCP Finance Michigan, LLC

10.3	Administrative Credit Services Agreement, dated July 1, 2005, by and between Cash America Financial Services, Inc. and NCP Finance Florida, LLC

10.4	Administrative Credit Services Agreement, dated July 1, 2005, by and between Cash America Financial Services, Inc. and Midwest R&S Corporation

10.5	Guaranty dated July 1, 2005 by Cash America International, Inc. for the benefit of NCP Finance Limited Partnership

10.6	Guaranty dated July 1, 2005 by Cash America International, Inc. for the benefit of NCP Finance Michigan, LLC

10.7	Guaranty dated July 1, 2005 by Cash America International, Inc. for the benefit of NCP Finance Florida, LLC

10.8	Guaranty dated July 1, 2005 by Cash America International, Inc. for the benefit of Midwest R&S Corporation

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CASH AMERICA INTERNATIONAL, INC.

(Registrant)

By: /s/ Thomas A. Bessant, Jr.

Thomas A. Bessant, Jr.
Executive Vice President and
Chief Financial Officer

Date: July 22, 2005