Form 10-Q
period 2005-09-30
CASH AMERICA INTERNATIONAL INC
filed 2005-10-21
CIK 807884

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
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
NONE
(Former name, former address and former fiscal year, if changed since last report)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
     Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
APPLICABLE ONLY TO CORPORATE ISSUERS:
29,252,483 common shares, $.10 par value, were outstanding as of October 18, 2005

CASH AMERICA INTERNATIONAL, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	September 30,		December 31,
	2005	2004	2004
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$19,492	$13,712	$15,103
Pawn loans	122,916	88,243	109,353
Cash advances, net	39,712	34,334	36,490
Merchandise held for disposition, net	73,827	57,554	67,050
Finance and service charges receivable	21,305	16,399	20,458
Other receivables and prepaid expenses	11,923	9,990	10,547
Deferred taxes assets	13,364	8,226	9,293

Total current assets	302,539	228,458	268,294
Property and equipment, net	93,184	75,776	87,612
Goodwill	173,313	115,469	164,073
Intangible assets, net	24,119	4,623	24,361
Other assets	10,816	10,540	10,825

Total assets	$603,971	$434,866	$555,165

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable and accrued expenses	$32,401	$28,880	$33,854
Customer deposits	6,579	5,215	5,686
Dividends payable	—	8,582	—
Income taxes currently payable	885	5,709	2,505
Current portion of long-term debt	16,786	16,786	16,786

Total current liabilities	56,651	65,172	58,831
Deferred tax liabilities	10,757	5,602	10,999
Other liabilities	1,445	1,510	1,559
Long-term debt	177,219	57,357	149,840

Total liabilities	246,072	129,641	221,229

Stockholders’ equity:
Common stock, $.10 par value per share, 80,000,000 shares authorized, 30,235,164 shares issued	3,024	3,024	3,024
Additional paid-in capital	156,022	144,948	154,294
Retained earnings	214,052	173,969	187,860
Notes receivable secured by common stock	(2,488)	(2,488)	(2,488)
Treasury shares, at cost (1,045,639 shares, 1,695,392 shares and 938,386 shares at September 30, 2005 and 2004, and December 31, 2004, respectively)	(12,711)	(14,228)	(8,754)

Total stockholders’ equity	357,899	305,225	333,936

Total liabilities and stockholders’ equity	$603,971	$434,866	$555,165

See notes to consolidated financial statements.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(Unaudited)
Revenue
Finance and service charges	$35,980	$28,070	$102,476	$80,297
Proceeds from disposition of merchandise	66,027	53,814	210,101	172,557
Cash advance fees	40,428	26,723	102,114	68,440
Check cashing royalties and fees	2,338	1,929	8,640	7,403

Total Revenue	144,773	110,536	423,331	328,697
Cost of Revenue
Disposed merchandise	40,863	33,588	127,757	105,755

Net Revenue	103,910	76,948	295,574	222,942

Expenses
Operations	54,596	42,700	162,296	125,160
Cash advance loss provision	15,502	7,021	31,905	15,440
Administration	10,411	9,849	31,924	30,539
Depreciation and amortization	5,847	4,327	17,087	12,315

Total Expenses	86,356	63,897	243,212	183,454

Income from Operations	17,554	13,051	52,362	39,488
Interest expense	2,787	2,082	7,614	6,264
Interest income	(402)	(127)	(1,227)	(203)
Foreign currency transaction (gains) losses	(47)	(232)	868	(232)

Income from Continuing Operations before Income Taxes	15,216	11,328	45,107	33,659
Provision for income taxes	5,653	4,147	16,742	12,410

Income from Continuing Operations	9,563	7,181	28,365	21,249

Income from discontinued operations before income taxes	—	21,475	—	28,163
Provision for income taxes	—	4,992	—	7,019

Income from discontinued operations	—	16,483	—	21,144

Net Income	$9,563	$23,664	$28,365	$42,393

Earnings Per Share:
Basic —
Income from continuing operations	$0.33	$0.25	$0.97	$0.75
Income from discontinued operations	$—	$0.58	$—	$0.75
Net income	$0.33	$0.83	$0.97	$1.50
Diluted —
Income from continuing operations	$0.32	$0.24	$0.94	$0.72
Income from discontinued operations	$—	$0.56	$—	$0.72
Net income	$0.32	$0.80	$0.94	$1.44
Weighted average common shares outstanding:
Basic	29,247	28,347	29,266	28,281
Diluted	30,142	29,522	30,218	29,473
Dividends declared per common share	$0.025	$0.3175	$0.075	$0.3525
See notes to consolidated financial statements.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	September 30,
	2005		2004
	Shares	Amounts	Shares	Amounts
	(Unaudited)
Common stock
Balance at end of period	30,235,164	$3,024	30,235,164	$3,024

Additional paid-in capital
Balance at beginning of year		154,294		141,867
Exercise of stock options		(120)		38
Issuance of shares under restricted stock units plan		(114)		—
Stock-based compensation		1,248		872
Tax benefit from stock based compensation		714		2,171

Balance at end of period		156,022		144,948

Retained earnings
Balance at beginning of year		187,860		141,642
Net income		28,365		42,393
Dividends declared		(2,173)		(10,066)

Balance at end of period		214,052		173,969

Accumulated other comprehensive income
Balance at beginning of year		—		7,995
Foreign currency translation adjustments		—		(1,741)
Sale of subsidiaries		—		(6,254)

Balance at end of period		—		—

Notes receivable secured by common stock
Balance at end of period		(2,488)		(2,488)

Treasury shares, at cost
Balance at beginning of year	(938,386)	(8,754)	(2,040,180)	(15,547)
Purchases of treasury shares	(281,192)	(5,840)	(106,088)	(2,321)
Exercise of stock options	161,824	1,769	450,876	3,640
Issuance of shares under restricted stock units plan	12,115	114	—	—

Balance at end of period	(1,045,639)	(12,711)	(1,695,392)	(14,228)

Total Stockholders’ Equity		$357,899		$305,225

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(Unaudited)
Net income	$9,563	$23,664	$28,365	$42,393
Other comprehensive loss, net of tax of $0 —
Foreign currency translation adjustments	—	(1,831)	—	(1,741)

Total Comprehensive Income	$9,563	$21,833	$28,365	$40,652

See notes to consolidated financial statements.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended
	September 30,
	2005	2004
	(Unaudited)
Cash Flows from Operating Activities
Net income	$28,365	$42,393
Less: Income from discontinued operations	—	21,144

Income from continuing operations	28,365	21,249
Adjustments to reconcile income from continuing operations to net cash provided by operating activities of continuing operations:
Depreciation and amortization	17,087	12,315
Cash advance loss provision	31,905	15,440
Stock-based compensation expense	1,248	872
Foreign currency transaction losses (gains)	868	(232)
Changes in operating assets and liabilities —
Merchandise held for disposition	8,678	2,043
Finance and service charges receivable	(1,368)	(1,078)
Other receivables and prepaid expenses	(1,456)	(549)
Accounts payable and accrued expenses	(639)	(9,258)
Customer deposits, net	853	1,113
Current income taxes	(906)	6,521
Deferred income taxes, net	(4,313)	(808)

Net cash provided by operating activities of continuing operations	80,322	47,628

Cash Flows from Investing Activities
Pawn loans made	(273,296)	(218,356)
Pawn loans repaid	151,943	117,760
Principal recovered on forfeited loans through dispositions	95,430	83,342
Cash advances made, assigned or purchased	(448,343)	(307,227)
Cash advances repaid	414,567	288,829
Acquisitions, net of cash acquired	(16,654)	(17,358)
Purchases of property and equipment	(20,143)	(19,128)
Proceeds from sale of assets/subsidiaries	486	102,788

Net cash provided (used) by investing activities of continuing operations	(96,010)	30,650

Cash Flows from Financing Activities
Net borrowings (repayments) under bank lines of credit	46,665	(68,111)
Payments on notes payable	(19,286)	(8,286)
Loan costs paid	(940)	—
Proceeds from exercise of stock options	1,651	3,677
Treasury shares purchased	(5,840)	(2,321)
Dividends paid	(2,173)	(1,484)

Net cash provided (used) by financing activities of continuing operations	20,077	(76,525)

Net increase in cash and cash equivalents	4,389	1,753
Cash and cash equivalents at beginning of year	15,103	11,959

Cash and cash equivalents at end of period	$19,492	$13,712

Supplemental Disclosures
Non-cash investing and financing activities of continuing operations —
Pawn loans forfeited and transferred to merchandise held for disposition	$110,596	$93,507
Pawn loans renewed	$56,887	$32,410
Cash advances renewed	$9,961	$5,422
Note payable issued in settlement of purchase transaction	$—	$2,500
Notes and accounts receivable from sale of subsidiaries	$—	$10,082
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
     The financial statements as of September 30, 2005 and 2004, and for the three and nine month periods then ended, are unaudited but, in management’s opinion, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for such interim periods. Operating results for the three and nine month periods are not necessarily indicative of the results that may be expected for the full fiscal year.
     In September 2004, the Company sold its foreign pawn lending operations in the United Kingdom and Sweden. The results of foreign pawn lending operations have been reclassified as discontinued operations for the three and nine months ended September 30, 2004 in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” See Note 9.
     In December 2004, the Company acquired the pawn operating assets of Camco, Inc., which operated under the trade name “SuperPawn” (“SuperPawn”) in four states in the western United States. The financial results of SuperPawn have been included in the accompanying consolidated financial statements since the acquisition.
     Certain amounts in the consolidated financial statements for the three and nine month periods ended September 30, 2004, have been reclassified to conform to the presentation format adopted in 2005. These reclassifications have no effect on the net income previously reported.
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
CashAdvances • The Company offers unsecured cash advances in selected locations and on behalf of third-party banks and other independent third-party lenders in other locations. Cash advances provide customers with cash in exchange for a promissory note or other repayment agreement supported by that customer’s personal check or by that customer’s written authorization to debit their account via an Automatic Clearing House transaction (“ACH”) for the aggregate amount of the cash advanced plus a service fee. To repay the cash advance, customers may pay cash, or, as applicable, they may allow the check to be presented for

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued
collection, or they may allow their checking account to be debited through an ACH for the amount due. The Company accrues fees and interest on cash advances on a constant yield basis ratably over their terms. For those locations that offer cash advances from third-party banks and other independent third-party lenders (collectively, “third-party lenders”), the Company receives fees for arranging for customers to receive cash advance products from the third-party lenders. These fees are recorded in revenue when earned.
     On July 1, 2005, the Company introduced a new cash advance product offered under a credit services program, whereby the Company assists customers in arranging loans for customers from independent third-party lenders. The Company also guarantees the customer’s payment obligations in the event of default if the customer is approved for and accepts the loan. Fees under the credit services program (“CSO fees”) are paid by the borrower to the Company for performing services on behalf of the borrower, including administrative services and for agreeing to guarantee, on behalf of the borrower, the borrower’s payment obligations under the loan to the lender. As a result of providing the guaranty, a portion of the CSO fees are accounted for in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). CSO fees are deferred and amortized over the term of the loan and recorded as cash advance fees in the accompanying consolidated statements of income. The contingent loss on the guaranteed loans is accrued and recorded as a liability. See Note 5.
Check Cashing • The Company records fees derived from its owned check cashing locations and cash advance locations in the period in which the service is provided. Royalties derived from franchise locations are recorded on the accrual basis.
Allowance for Losses on Cash Advances
     The Company maintains an allowance for losses on cash advances (including fees and interest) at a level estimated to be adequate to absorb credit losses inherent in the outstanding combined Company and third-party lender portfolio (that portion owned by banks and other independent third-party lenders). The allowance for losses on Company-owned cash advances offsets the outstanding cash advance amounts in the consolidated balance sheets. Active third-party lender-originated cash advances that the Company does not have a participation interest in are not included in the consolidated balance sheets. The allowance for losses on those cash advances is maintained and included in “Accounts payable and accrued expenses” in the accompanying consolidated balance sheets.
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
2. Stock-Based Compensation
     Under various equity compensation plans (the “Plans”) it sponsors, the Company is authorized to issue up to 8,300,000 shares of common stock pursuant to the grant of “Awards”, including incentive stock options (intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended), nonqualified stock options, restricted stock and restricted stock units.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued
Stock Options · Stock options currently outstanding under the Plans have contractual terms of up to 10 years and have an exercise price equal to or greater than the fair market value of the stock at grant date. These stock options vest over periods ranging from 1 to 7 years. However, the terms of options with the 7-year vesting periods and certain of the 4-year and 5-year vesting periods include provisions that accelerate vesting if specified share price appreciation criteria are met. During the nine months ended September 30, 2004, 551,547 shares vested due to the acceleration provisions. No accelerated vesting of stock options occurred during the nine months ended September 30, 2005.
     The Company accounts for its stock-based employee compensation plans in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), often referred to as the “intrinsic value” based method. Accordingly, no compensation expense has been recognized for its stock options. In October 1995, FASB issued Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). SFAS 123 encourages expensing the fair value of employee stock options. The table below illustrates the effect on net income and earnings per share if the Company had applied SFAS 123 and calculated the fair value of options granted using the Black-Scholes option-pricing model (in thousands, except per share amounts).
     The pro forma amounts below for the 2004 nine month period include the effect of the vesting of 551,547 shares which accelerated during that period pursuant to the original terms of the options due to price performance of the underlying Company shares. As a result, the pro forma compensation expense of those options is in the 2004 nine-month period, rather than in future years had scheduled vesting occurred during the remainder of 2004 through 2007.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Income from continuing operations — as reported	$9,563	$7,181	$28,365	$21,249
Deduct: Stock option compensation expense (a)	43	42	26	860

Income from continuing operations — pro forma	$9,520	$7,139	$28,339	$20,389

Net income — as reported	$9,563	$23,664	$28,365	$42,393
Deduct: Stock option compensation expense (a)	43	42	26	860

Net income — pro forma	$9,520	$23,622	$28,339	$41,533

Earnings Per Share:
Basic:
Income from continuing operations — as reported	$0.33	$0.25	$0.97	$0.75
Income from continuing operations — pro forma	$0.33	$0.25	$0.97	$0.72
Net income — as reported	$0.33	$0.83	$0.97	$1.50
Net income — pro forma	$0.33	$0.83	$0.97	$1.47
Diluted:
Income from continuing operations — as reported	$0.32	$0.24	$0.94	$0.72
Income from continuing operations — pro forma	$0.31	$0.24	$0.94	$0.69
Net income — as reported	$0.32	$0.80	$0.94	$1.44
Net income — pro forma	$0.31	$0.80	$0.94	$1.40

(a)	Determined under fair value based method for all awards, net of related tax effects. “All awards” refers to options granted, modified, or settled in fiscal periods beginning after December 15, 1994, that is, options for which the fair value was required to be measured under SFAS 123.
Restricted Stock Units · In January 2004, the Company changed its approach to annual equity based compensation awards and granted restricted stock units to its officers under the provision of the 1994 Long-Term Incentive Plan in lieu of stock options. In April 2004, the Company adopted the 2004 Long-Term Incentive Plan, which was approved by shareholders at the 2004 annual shareholders meeting, and

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued
granted restricted stock units to the non-management members of the Board of Directors. Each vested restricted stock unit entitles the holder to receive a share of the common stock of the Company to be issued upon vesting. The amount attributable to officer grants is being amortized to expense over a four-year period, as the officer units vest on each of the first four anniversaries of the grant date. Director units have the same vesting schedule, but for directors with five or more years of service the vesting of units held for one year or more accelerates upon the director’s departure from the Board. Because all of the Company’s current directors have served for more than five years, the market value of the units attributable to directors is being amortized to expense over a one-year period. In December 2003, the Company granted restricted stock units to its officers in conjunction with the adoption of the Supplemental Executive Retirement Plan. The amount attributable to this grant is being amortized to expense over the vesting periods of 4 to 15 years.
     Compensation expense recognized in the accompanying consolidated statements of operations is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Compensation expense recognized	$424	$348	$1,248	$872

Compensation expense recognized, net of related taxes	$276	$226	$811	$567

3. Recently Issued Accounting Standards
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
     In December 2004, FASB issued Statement No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123R”). SFAS 123R requires that the cost resulting from all share-based payment transactions be recognized in the financial statements over the period during which an employee is required to provide service in exchange for the award. SFAS 123R establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value based method in accounting for share-based transactions with employees. SFAS 123R also amends FASB Statement No. 95, “Statement of Cash Flows”, to require that excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid. SFAS 123R was effective as of the beginning of the first interim reporting period that begins after June 15, 2005. On April 14, 2005, the Securities and Exchange Commission amended the effective date of SFAS 123R. As a result, SFAS 123R is now effective for annual (rather than interim) periods that begin after June 15, 2005. The Company does not expect the adoption of SFAS 123R to have a material effect on the Company’s consolidated financial position or results of operations because of the Company’s decision in 2004 to begin granting restricted stock units in lieu of stock options. The value of restricted stock unit grants is generally recognized as expense over the vesting period. See Note 2.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued
4. Acquisitions
     Pursuant to the Company’s business strategy of acquiring existing pawnshop and/or other cash advance locations that can benefit from the Company’s centralized management and standardized operations, the Company acquired 6 pawnshops and one cash advance location in purchase transactions for an aggregate purchase price of $15.7 million during the nine months ended September 30, 2005. In the nine months ended September 30, 2004, the Company acquired, in two distinct transactions, the operating assets of 32 cash advance locations in southern California for $14.5 million in cash.
     The following table summarizes the allocation of the purchase prices for the nine months ended September 30, 2005 and 2004 ($ in thousands):

	2005	2004
Number locations acquired:
Pawnshops	6	—
Cash advance locations	1	32
Purchase price allocated to:
Pawn loans	$2,806	$—
Cash advances	34	2,119
Merchandise held for disposition	841	—
Finance and service charges receivable	311	—
Property and equipment	129	251
Goodwill	9,483	11,276
Intangible assets	2,170	675
Other assets, net	(119)	130

Net assets acquired	$15,655	$14,451

5. Cash Advances and Allowance for Losses
     The Company offers cash advance products through its cash advance locations and most of its pawnshops. Cash advances are generally offered for a term of 7 to 45 days, depending on the customer’s next payday. The Company originates cash advances in some of its locations and arranges for customers to obtain cash advances from independent third-party lenders in other Company locations. Third-party lenders are either a commercial bank or an independent third-party non-bank lender.
     For cash advances originated by independent banks, the banks sell participation interests in the bank originated cash advances to third parties, and the Company purchases sub-participation interests in certain of those participations. The Company also receives an administrative fee for its services. In order to benefit from the use of the Company’s collection resources and proficiency, the banks assign cash advances unpaid after maturity to the Company at a discount from the amount owed by the borrower.
     For cash advances originated by independent non-bank third-party lenders, the Company introduced a credit services program (the “CSO program”), which enables the Company to act as a credit services organization on behalf of consumers in the States of Texas, Florida and Michigan in accordance with applicable state laws. This product offering began July 1, 2005. Credit services that the Company provides to consumers include arranging loans for consumers with independent third-party lenders, helping consumers prepare loan applications and loan documents, and accepting loan payments at the location where the loans were arranged. If a consumer obtains a loan from a third-party lender through the CSO program, the Company, on behalf of the borrower, also guarantees the borrower’s payment obligations to the third-party lender under the loan. A borrower obtaining a loan through the CSO program pays the Company a CSO fee

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued
for the credit services, including the guaranty, and enters into a contract governing the credit services arrangement. Losses on cash advances assigned to the Company or acquired by the Company through its guaranty are the responsibility of the Company.
     In the event the Company collects an amount owed by the customer that exceeds the amount of the asset assigned by the banks or owed to the Company through its guaranty to third party lenders, the Company is entitled to the excess and recognizes it in income when collected. Since the Company may not be successful in the collection of these accounts, the Company’s cash advance provision includes amounts estimated to be adequate to absorb credit losses from cash advances in the aggregate portfolio, including those expected to be assigned to the Company or owed to the Company through its guaranty. The accrued losses on portfolios owned by the third-party lenders are included in “Accounts payable and accrued expenses” in the consolidated balance sheets.
     Cash advances outstanding at September 30, 2005 and 2004, were as follows (in thousands):

	2005	2004
Originated by the Company
Active cash advances and fees receivable	$31,372	$23,553
Cash advances and fees in collection	10,680	5,651

Total originated by the Company	42,052	29,204

Originated by third-party lenders
Active cash advances and fees receivable	16,116	12,522
Cash advances and fees in collection	6,197	3,887

Total originated by third-party lenders	22,313	16,409

Combined gross portfolio	64,365	45,613
Less: Elimination of cash advances owned by third-party lenders	14,177	6,134
Less: Discount on cash advances assigned by third-party banks	474	553

Company-owned cash advances and fees receivable, gross	49,714	38,926
Less: Allowance for losses	10,002	4,592

Cash advances and fees receivable, net	$39,712	$34,334

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued
     Changes in the allowance for losses for the three and nine month periods ended September 30, 2005 and 2004, were as follows ($ in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Company-owned cash advances
Balance at beginning of period	$7,720	$4,656	$4,358	$3,393
Cash advance loss provision	15,282	7,046	31,420	15,211
Charge-offs	(14,990)	(8,937)	(32,691)	(19,696)
Recoveries	1,990	1,827	6,915	5,684

Balance at end of period	$10,002	$4,592	$10,002	$4,592

Accrual for third-party lender-owned cash advances
Balance at beginning of period	$607	$309	$342	$55
Increase (decrease) in loss provision	220	(25)	485	229

Balance at end of period	$827	$284	$827	$284

Combined statistics
Combined cash advance loss provision	$15,502	$7,021	$31,905	$15,440

Combined cash advance loss provision as a % of combined cash advances written	5.8%	4.0%	4.8%	3.5%

Charge-offs (net of recoveries) as a % of combined cash advances written	4.9%	4.1%	3.9%	3.2%

Combined allowance for losses and accrued third-party lenders losses as a % of combined gross portfolio	16.8%	10.7%	16.8%	10.7%

     Cash advances assigned to the Company for collection were $55.6 and $30.9 million, for the nine months ended September 30, 2005 and 2004, respectively. The Company’s participation interest in bank originated cash advances was $1.9 and $5.1 million at September 30, 2005 and 2004, respectively.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued
6. Earnings Per Share Computation
     The following table sets forth the reconciliation of numerators and denominators for the basic and diluted earnings per share computation for the three and nine-month periods ended September 30, 2005 and 2004 (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Numerator:
Income from continuing operations available to common stockholders	$9,563	$7,181	$28,365	$21,249
Income from discontinued operations available to common stockholders	—	16,483	—	21,144

Net income available to common stockholders	$9,563	$23,664	$28,365	$42,393

Denominator:
Weighted average common shares outstanding	29,196	28,347	29,220	28,281
Weighted average vested restricted stock units	51	—	46	—

Total weighted average basic shares	29,247	28,347	29,266	28,281
Effect of shares applicable to stock option plans	486	762	534	792
Effect of restricted stock unit compensation plans	347	347	355	335
Effect of shares applicable to non-qualified savings plan	62	66	63	65

Total weighted average diluted shares	30,142	29,522	30,218	29.473

Basic earnings per share:
Income from continuing operations	$0.33	$0.25	$0.97	$0.75
Income from discontinued operations	—	0.58	—	0.75

Net income	$0.33	$0.83	$0.97	$1.50

Diluted earnings per share:
Income from continuing operations	$0.32	$0.24	$0.94	$0.72
Income from discontinued operations	—	0.56	—	0.72

Net income	$0.32	$0.80	$0.94	$1.44

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

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued
Goodwill •  Changes in the carrying value of goodwill for the nine month periods ended September 30, 2005 and 2004, were as follows (in thousands):

	Pawn	Cash	Check
	Lending	Advance	Cashing	Consolidated
Balance as of January 1, 2005	$114,341	$44,422	$5,310	$164,073
Acquisitions/adjustments	9,045	195	—	9,240

Balance as of September 30, 2005	$123,386	$44,617	$5,310	$173,313

Balance as of January 1, 2004	$65,934	$27,840	$5,310	$99,084
Acquisitions/adjustments	(18)	16,403	—	16,385

Balance as of September 30, 2004	$65,916	$44,243	$5,310	$115,469

Acquired Intangible Assets • Acquired intangible assets that are subject to amortization as of September 30, 2005 and 2004, were as follows (in thousands):

	2005			2004
		Accumulated			Accumulated
	Cost	Amortization	Net	Cost	Amortization	Net
Non-competition agreements	$8,655	$(1,642)	$7,013	$2,075	$(551)	$1,524
Customer relationships	6,584	(2,632)	3,952	2,905	(909)	1,996
Other	239	(85)	154	169	(66)	103

Total	$15,478	$(4,359)	$11,119	$5,149	$(1,526)	$3,623

     Non-competition agreements are amortized over the applicable terms of the contracts. Customer relationships are generally amortized over five to six years based on the pattern of economic benefits. Tradenames of $5.3 million and $1.0 million at September 30, 2005 and 2004, respectively, and licenses of $7.7 million at September 30, 2005, obtained in acquisitions, are not subject to amortization.
8. Long-Term Debt
     The Company’s long-term debt instruments and balances outstanding at September 30, 2005 and 2004, were as follows (in thousands):

	2005	2004
Line of Credit up to $250,000 due 2010	$139,148	$—
8.14% senior unsecured notes due 2007	8,000	12,000
7.10% senior unsecured notes due 2008	12,857	17,143
7.20% senior unsecured notes due 2009	34,000	42,500
12.00% subordinated note due 2014	—	2,500

Total debt	194,005	74,143
Less current portion	16,786	16,786

Total long-term debt	$177,219	$57,357

     On September 30, 2005, the Company entered into an interest rate cap agreement with a notional amount of $15.0 million of the Company’s outstanding floating rate line of credit for a term of 24 months at a fixed rate of 4.5%. This interest rate cap agreement is designated as a perfectly effective cash flow hedge at inception. The change in the fair value of the hedge is recorded in accumulated other comprehensive income/loss and reclassified into earnings when the hedged interest payment impacts earnings. The fair value of the interest rate cap agreement of $0.1 million is included in “Other receivables and prepaid expenses” of the accompanying consolidated balance sheet.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued
     In June 2005, the Company prepaid the 12% subordinated note due 2014 for a total amount of $2.7 million, including accrued interest of $0.1 million and a prepayment fee of $75,000. The note was issued in February 2004, as partial consideration of the final payment pursuant to an amended asset purchase agreement.
     In February 2005, the Company amended and restated the existing line of credit agreement to increase the credit limit to $250.0 million and extended the maturity to February 2010. Interest on the amended line of credit is charged, at the Company’s option, at either LIBOR plus a margin or at the agent’s base rate. The margin on the line of credit varies from 0.875% to 1.875%, depending on the Company’s cash flow leverage ratios as defined in the amended agreement. The Company pays a fee on the unused portion ranging from 0.25% to 0.30% based on the Company’s cash flow leverage ratios as defined in the amended agreement.
9. Discontinued Operations
     The summarized statements of operations information for the discontinued foreign pawn lending operations for the three and nine months ended September 30, 2004 are as follows (in thousands, except per share amounts):

	Three	Nine
	Months	Months
	Ended	Ended
	September 30,	September 30,
	2004 (1)	2004 (2)
Revenue
Finance and service charges	$6,492	$23,820
Proceeds from disposition of merchandise	4,479	15,433
Check cashing royalties and fees	531	1,771

Total Revenue	11,502	41,024
Cost of Revenue
Disposed merchandise	3,191	11,140

Net Revenue	8,311	29,884

Expenses
Operations	3,882	13,865
Administration	1,204	4,365
Depreciation and amortization	539	1,963

Total Expenses	5,625	20,193

Income from Operations	2,686	9,691
Interest expense, net	113	430

Income before Income Taxes	2,573	9,261
Provision for income taxes	779	2,806

Income from Operations before Gain on Disposal	1,794	6,455
Gain on disposal of discontinued operations, net of applicable income taxes of $4,213	14,689	14,689

Income from Discontinued Operations	$16,483	$21,144

Diluted Income from Discontinued Operations Per Share	$0.56	$0.72

(1)	Includes period from July 1, 2004 through September 7, 2004 (the date of sale).

(2)	Includes period from January 1, 2004 through September 7, 2004 (the date of sale).

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued
10. Operating Segment Information
     The Company has three reportable operating segments: pawn lending operations, cash advance operations, and check cashing operations. Cash advance and check cashing are managed separately due to the different operational strategies required and, therefore, are reported as separate segments. Information concerning the operating segments is set forth below (in thousands):

	Pawn	Cash	Check
	Lending	Advance	Cashing	Consolidated
Three Months Ended September 30, 2005:

Revenue
Finance and service charges	$35,980	$—	$—	$35,980
Proceeds from disposition of merchandise	66,027	—	—	66,027
Cash advance fees	11,341	29,087	—	40,428
Check cashing royalties and fees	—	1,393	945	2,338

Total revenue	113,348	30,480	945	144,773
Cost of revenue — disposed merchandise	40,863	—	—	40,863

Net revenue	72,485	30,480	945	103,910

Expenses
Operations	41,130	13,123	343	54,596
Cash advance loss provision	5,201	10,301	—	15,502
Administration	7,836	2,346	229	10,411
Depreciation and amortization	3,957	1,811	79	5,847

Total expenses	58,124	27,581	651	86,356

Income from operations	$14,361	$2,899	$294	$17,554

As of September 30, 2005:

Total assets	$482,134	$114,835	$7,002	$603,971

Three Months Ended September 30, 2004:

Revenue
Finance and service charges	$28,070	$—	$—	$28,070
Proceeds from disposition of merchandise	53,814	—	—	53,814
Cash advance fees	8,822	17,901	—	26,723
Check cashing royalties and fees	—	1,143	786	1,929

Total revenue	90,706	19,044	786	110,536
Cost of revenue — disposed merchandise	33,588	—	—	33,588

Net revenue	57,118	19,044	786	76,948

Expenses
Operations	32,971	9,397	332	42,700
Cash advance loss provision	2,601	4,420	—	7,021
Administration	7,194	2,426	229	9,849
Depreciation and amortization	2,978	1,226	123	4,327

Total expenses	45,744	17,469	684	63,897

Income from operations	$11,374	$1,575	$102	$13,051

As of September 30, 2004:

Total assets	$329,279	$98,216	$7,371	$434,866

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)  —  Continued

	Pawn	Cash	Check
	Lending	Advance	Cashing	Consolidated
Nine Months Ended September 30, 2005:

Revenue
Finance and service charges	$102,476	$—	$—	$102,476
Proceeds from disposition of merchandise	210,101	—	—	210,101
Cash advance fees	30,371	71,743	—	102,114
Check cashing royalties and fees	—	5,721	2,919	8,640

Total revenue	342,948	77,464	2,919	423,331
Cost of revenue — disposed merchandise	127,757	—	—	127,757

Net revenue	215,191	77,464	2,919	295,574

Expenses
Operations	123,046	38,199	1,051	162,296
Cash advance loss provision	11,469	20,436	—	31,905
Administration	24,214	7,007	703	31,924
Depreciation and amortization	11,566	5,279	242	17,087

Total expenses	170,295	70,921	1,996	243,212

Income from operations	$44,896	$6,543	$923	$52,362

Nine Months Ended September 30, 2004:

Revenue
Finance and service charges	$80,297	$—	$—	$80,297
Proceeds from disposition of merchandise	172,557	—	—	172,557
Cash advance fees	23,450	44,990	—	68,440
Check cashing royalties and fees	—	4,635	2,768	7,403

Total revenue	276,304	49,625	2,768	328,697
Cost of revenue — disposed merchandise	105,755	—	—	105,755

Net revenue	170,549	49,625	2,768	222,942

Expenses
Operations	99,283	24,824	1,053	125,160
Cash advance loss provision	6,021	9,419	—	15,440
Administration	23,545	6,270	724	30,539
Depreciation and amortization	8,727	3,227	361	12,315

Total expenses	137,576	43,740	2,138	183,454

Income from operations	$32,973	$5,885	$630	$39,488

11. Litigation
     On August 6, 2004, James E. Strong filed a purported class action lawsuit in the State Court of Cobb County, Georgia against Georgia Cash America, Inc., Cash America International, Inc. (together with Georgia Cash America, Inc., “Cash America”), Daniel R. Feehan, and several unnamed officers, directors, owners and “stakeholders” of Cash America. The lawsuit alleges many different causes of action, among the most significant of which is that Cash America has been making illegal payday loans in Georgia in violation of Georgia’s usury law, the Georgia Industrial Loan Act and Georgia’s Racketeer Influenced and Corrupt Organizations Act. Community State Bank has for some time made loans to Georgia residents through Cash America’s Georgia operating locations. The complaint in this lawsuit claims that Community State Bank is not the true lender with respect to the loans made to Georgia borrowers and that its involvement in the process is “a mere subterfuge.” Based on this claim, the suit alleges that Cash America is the “de facto” lender and is illegally operating in Georgia. The complaint seeks unspecified compensatory damages, attorney’s fees, punitive damages and the trebling of any compensatory damages. The Company believes

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued
that the claims in this suit are without merit and intends to vigorously defend this lawsuit. Cash America removed the case to federal court and filed a motion to compel the plaintiff to arbitrate his claim, in addition to denying the plaintiff’s allegations and asserting various defenses to his claim. The plaintiff has filed a motion to remand the case to Georgia state court. As of September 30, 2005, the parties await court rulings on the various motions. Because this case is at a very early stage, neither the likelihood of an unfavorable outcome nor the ultimate liability, if any, with respect to this litigation can be determined at this time.
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
     The Company is a provider of specialty financial services to individuals in the United States. The Company offers secured non-recourse loans, commonly referred to as pawn loans, to individuals through its pawn lending operations. The pawn loan portfolio generates finance and service charges revenue. A related activity of the pawn lending operations is the disposition of merchandise, primarily collateral from unredeemed pawn loans. As an alternative to a pawn loan, the Company offers unsecured cash advances in selected lending locations and on behalf of third-party banks and other independent third-party lenders (collectively, “third-party lenders”) in other locations. The Company also provides check cashing and related financial services through many of its cash advance locations and through its franchised and company-owned check cashing centers. Prior to September 7, 2004, the Company also provided financial services to individuals in the United Kingdom and Sweden (the “foreign pawn lending operations”). The foreign pawn lending operations were sold to a foreign investment group and have been reclassified and reported as discontinued operations for all periods presented. See Note 9 of Notes to Consolidated Financial Statements.
     In December 2004, the Company completed the acquisition of the pawn operating assets of Camco, Inc., which operated under the trade name “SuperPawn” (“SuperPawn”) in four states in the western United States. SuperPawn is a 41-store chain based in Las Vegas, Nevada. This transaction provided the Company its initial entry into the western United States for pawn lending activities.
     As of September 30, 2005, the Company’s pawn lending operations consisted of 464 pawnshops, including 453 owned units and 11 unconsolidated franchised units in 21 states in the United States. For the twenty-one months ended September 30, 2005, the Company acquired 48 operating units, established 10 locations, and combined or closed 3 locations for a net increase in owned pawn lending units of 55. In addition, 6 franchise locations were acquired or opened and 2 were either terminated or converted to Company-owned locations.
     At September 30, 2005, the Company’s cash advance operations consisted of 279 cash advance locations in 6 states. For the twenty-one months ended September 30, 2005, the Company acquired 33 operating units, established 99 locations, and combined or closed 7 locations for a net increase in cash advance locations of 125.
     As of September 30, 2005, the Company’s check cashing operations (Mr. Payroll Corporation) consisted of 132 franchised and 5 company-owned check cashing centers in 20 states.

RESULTS OF CONTINUING OPERATIONS
     The following table sets forth the components of the consolidated statements of operations as a percentage of total revenue for the periods indicated.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Revenue
Finance and service charges	24.9%	25.4%	24.2%	24.4%
Proceeds from disposition of merchandise	45.6	48.7	49.6	52.5
Cash advance fees	27.9	24.2	24.1	20.8
Check cashing royalties and fees	1.6	1.7	2.1	2.3

Total Revenue	100.0	100.0	100.0	100.0
Cost of Revenue
Disposed merchandise	28.2	30.4	30.2	32.2

Net Revenue	71.8	69.6	69.8	67.8

Expenses
Operations	37.7	38.6	38.3	38.1
Cash advance loss provision	10.7	6.4	7.5	4.7
Administration	7.2	8.9	7.5	9.3
Depreciation and amortization	4.1	3.9	4.1	3.7

Total Expenses	59.7	57.8	57.4	55.8

Income from Operations	12.1	11.8	12.4	12.0
Interest expense	1.9	1.9	1.8	1.9
Interest income	(0.3)	(0.1)	(0.3)	(0.1)
Foreign currency transaction (gains) losses	—	(0.2)	0.2	(0.1)

Income from continuing operations before Income Taxes	10.5	10.2	10.7	10.3
Provision for income taxes	3.9	3.7	4.0	3.8

Income from Continuing Operations	6.6%	6.5%	6.7%	6.5%

     The following table sets forth certain selected consolidated financial and operating data as of September 30, 2005 and 2004, and for the three and nine month periods then ended ($ in thousands).

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2005		2004		2005		2004
PAWN LENDING OPERATIONS:
Pawn loans
Annualized yield on pawn loans	118.7%		125.9%		124.5%		131.3%
Total amount of pawn loans written and renewed	$118,353		$86,853		$330,531		$250,766
Average pawn loan balance outstanding	$120,230		$88,693		$110,070		$81,716
Average pawn loan balance per average location in operation	$268		$223		$248		$206
Ending pawn loan balance per location in operation	$271		$222		$271		$222
Average pawn loan amount at end of period (not in thousands)	$92		$85		$92		$85
Profit margin on disposition of merchandise as a percentage of proceeds from disposition of merchandise	38.1%		37.6%		39.2%		38.7%
Average annualized merchandise turnover	2.4	x	2.5	x	2.6	x	2.9	x
Average balance of merchandise held for disposition per average location in operation	$153		$133		$146		$123
Ending balance of merchandise held for disposition per location in operation	$163		$145		$163		$145
Pawnshop locations in operation —
Beginning of period, owned	445		396		441		398
Acquired	4		—		6		—
Start-ups	4		2		7		2
Combined or closed	—		—		(1)		(2)

End of period, owned	453		398		453		398
Franchise locations at end of period	11		6		11		6

Total pawnshop locations at end of period	464		404		464		404

Average number of owned pawnshop locations	448		397		444		396

Cash advances
Total amount of cash advances written (a)	$76,543		$59,486		$201,474		$154,594
Number of cash advances written (not in thousands) (a)	218,594		180,552		598,514		476,292
Average amount per cash advance (not in thousands) (a)	$350		$329		$337		$325
Combined cash advances outstanding (a)	$20,217		$16,062		$20,217		$16,062
Cash advances outstanding per location at end of period (a)	$47		$41		$47		$41
Cash advances outstanding before allowance for losses (b)	$11,024		$10,820		$11,024		$10,820
Locations offering cash advances at end of period	434		390		434		390

Average number of locations offering cash advances	431		389		429		388

CASH ADVANCE OPERATIONS (c):
Total amount of cash advances written (a)	$189,127		$114,477		$467,362		$286,028
Number of cash advances written (not in thousands) (a)	504,999		338,755		1,290,460		844,696
Average amount per cash advance (not in thousands) (a)	$375		$338		$362		$339
Combined cash advances outstanding (a)	$44,148		$29,551		$44,148		$29,551
Cash advances outstanding per location at end of period (a)	$158		$128		$158		$128
Cash advances outstanding before allowance for losses (b)	$38,690		$28,106		$38,690		$28,106
Cash advance locations in operation —
Beginning of period	271		181		253		154
Acquired	—		32		1		32
Start-ups	8		20		27		49
Combined or closed	—		(3)		(2)		(5)

End of period	279		230		279		230

Average number of cash advance locations	275		198		267		177

(Continued on Next Page)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
CHECK CASHING OPERATIONS (Mr. Payroll Corp.) (d)
Face amount of checks cashed	$294,868	$275,930	$909,491	$859,797
Gross fees collected	$3,950	$3,615	$12,720	$11,975
Fees as a percentage of checks cashed	1.3%	1.3%	1.4%	1.4%
Average check cashed (not in thousands)	$375	$364	$387	$378
Centers in operation at end of period	137	130	137	130

Average number of check cashing centers	136	135	135	136

(a)	Includes cash advances made by the Company and cash advances made by third-party lenders offered at the Company’s locations.

(b)	Amounts recorded in the Company’s consolidated financial statements.

(c)	Includes only cash advance locations.

(d)	Includes franchised and company-owned locations.
CRITICAL ACCOUNTING POLICIES
     On July 1, 2005, the Company introduced a new cash advance product offered under a credit services program, whereby the Company assists customers in arranging loans for customers from independent third-party lenders. The Company also guarantees the customer’s payment obligations in the event of default if the customer is approved for and accepts the loan. Fees under the credit services program (“CSO fees”) are paid by the borrower to the Company for performing services on behalf of the borrower, including administrative services and for agreeing to guarantee, on behalf of the borrower, the borrower’s payment obligations under the loan to the lender. As a result of providing the guaranty, a portion of the CSO fees are accounted for in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). CSO fees are deferred and amortized over the term of the loan and recorded as cash advance fees in the accompanying consolidated statements of income. The contingent loss on the guaranteed loans is accrued and recorded as a liability. See Note 5 of Notes to Consolidated Financial Statements.
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
     In December 2004, FASB issued Statement No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123R”). SFAS 123R requires that the cost resulting from all share-based payment transactions be recognized in the financial statements over the period during which an employee is required to provide service in exchange for the award. SFAS 123R establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value based method in accounting for share-based transactions with employees. SFAS 123R also amends FASB Statement No. 95, “Statement of Cash Flows", to require that excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid. SFAS 123R was effective as of the beginning of the first interim reporting period that begins after June 15, 2005. On April 14, 2005, the Securities and Exchange Commission amended the effective date of SFAS 123R. As a result, SFAS 123R is now effective for annual (rather than interim) periods that begin after June 15, 2005. The Company does not expect the adoption of

SFAS 123R to have a material effect on the Company’s consolidated financial position or results of operations because of the Company’s decision in 2004 to begin granting restricted stock units in lieu of stock options. The value of restricted stock unit grants is generally recognized as expense over the vesting period. See Note 2 of Notes to Consolidated Financial Statements.
OVERVIEW
Components of Consolidated Net Revenue. Consolidated net revenue is total revenue reduced by the cost of merchandise sold in the period. It represents the income available to satisfy expenses and is the measure management uses to evaluate top line performance. Growth in cash advance fees has increased the comparative contribution from this product to the consolidated net revenue of the Company during the three and nine months ended September 30, 2005 compared to the same periods of 2004. The growth in cash advance fees is due to higher balances and the addition of new units, including the acquisition of 33 cash advance locations since late third quarter of 2004. While slightly lower as a percent of total net revenue, aggregate pawn-related net revenue, consisting of finance and service charges plus profit on the disposition of merchandise, remains the dominant source of net revenue at 58.9% and 62.8% for the three months ended September 30, 2005 and 2004, and at 62.6% and 66.0% for the nine months ended September 30, 2005 and 2004, respectively. The following charts depict the mix of the components of consolidated net revenue for the quarter and nine months ended September 30, 2005 and 2004:

Contribution to Increase in Net Revenue. Cash advance fees have increased as the result of the growth and development of newly opened cash advance locations and the increased demand in pawn locations. As illustrated below, these increases represented 50.7% and 46.4% of the Company’s overall increase in net revenue from the three and nine months ended September 30, 2004 to the three and nine months ended September 30, 2005 and 78.7% and 74.2% of the overall increase from the three and nine months ended September 30, 2003 to the three and nine months ended September 30, 2004. The increase in pawn related net revenue in the aggregate, finance and service charges plus profit from the disposition of merchandise, increased from 17.6% to 47.8% and 18.3% to 52.0% of the increase in net revenue for the three and nine months of 2005 compared to the same periods of 2004 primarily as a result of the acquisition of SuperPawn. These trends are depicted in the following charts:

Quarter Ended September 30, 2005 Compared To Quarter Ended September 30, 2004
Consolidated Net Revenue. Consolidated net revenue increased $27.0 million, or 35.0%, to $103.9 million during the quarter ended September 30, 2005 (the “current quarter”) from $76.9 million during the quarter ended September 30, 2004 (the “prior year quarter”). The following table sets forth net revenue results by operating segment for the three month periods ended September 30, 2005 and 2004 ($ in thousands):

	2005	2004	Increase
Pawn lending operations	$72,485	$57,118	$15,367	26.9%
Cash advance operations	30,480	19,044	11,436	60.1
Check cashing operations	945	786	159	20.2

Consolidated net revenue	$103,910	$76,948	$26,962	35.0%

     Higher revenue from the Company’s cash advance product, higher finance and service charges from pawn loans, and higher profit from the disposition of merchandise accounted for the increase in net revenue. This increase was partially due to the consolidation of the operating results of SuperPawn. Excluding the impact of SuperPawn, net revenue for the current quarter was up $15.1 million, or 19.6%, compared to the prior year quarter.
     The components of net revenue are finance and service charges from pawn loans, which increased $7.9 million; profit from the disposition of merchandise, which increased $5.0 million; cash advance fees generated both from pawn locations and cash advance locations, which increased $13.7 million; and check cashing royalties and fees, which increased $0.4 million.
     Finance and Service Charges. Finance and service charges increased $7.9 million, or 28.2%, from $28.1 million in the prior year quarter to $36.0 million in the current quarter. The increase is primarily due to higher loan balances attributable to the addition of SuperPawn. An increase in the average balance of pawn loans outstanding contributed $10.0 million of the increase that was offset by a $2.1 million decrease resulting from the lower annualized yield of the pawn loan portfolio. Finance and service charges from same stores (stores that have been open for at least twelve months) increased $0.5 million in the current quarter compared to the prior year quarter due to a 4.1% increase in pawn loans written in the current quarter.
     The average balance of pawn loans was 35.6% higher in the current quarter than in the prior year quarter. The increase in the average balance of pawn loans outstanding was driven by a 29.8% increase in the average number of pawn loans outstanding during the current quarter coupled with a 4.5% increase in the average amount per loan. Pawn loan balances at September 30, 2005 were $34.7 million, or 39.3% higher than at September 30, 2004, primarily as a result of the acquisition of SuperPawn. Annualized loan yield declined to 118.7% in the current quarter from 125.9% in the prior year quarter due to the acquisition of SuperPawn locations which operate in markets with lower statutory rates than the Company’s other locations. Excluding SuperPawn, annualized loan yield would have been 124.8%. The slight decrease in annualized loan yield is partially attributable to 7 pawnshops damaged by hurricane Katrina in August 2005 that had not reopened for business as of September 30, 2005. Same store pawn loan balances at September 30, 2005 were $3.2 million, or 3.7%, higher than at September 30, 2004.

Profit from Disposition of Merchandise. Profit from disposition of merchandise represents the proceeds received from disposition of merchandise in excess of the cost of disposed merchandise. The following table summarizes the proceeds from disposition of merchandise and the related profit for the current quarter compared to the prior year quarter ($ in thousands):

	Three Months Ended September 30,
	2005			2004
	Merch-	Refined		Merch-	Refined
	andise	Gold	Total	andise	Gold	Total
Proceeds from dispositions	$52,663	$13,364	$66,027	$44,961	$8,853	$53,814

Profit on disposition	$21,798	$3,366	$25,164	$17,610	$2,616	$20,226

Profit margin	41.4%	25.2%	38.1%	39.2%	$29.5%	37.6%

     While the total proceeds from disposition of merchandise and refined gold increased $12.2 million, or 22.7%, the total profit from the disposition of merchandise and refined gold increased $4.9 million, or 24.4% due to higher profit margin on the disposition of merchandise. Excluding the effect of the disposition of refined gold, the profit margin on the disposition of merchandise (including jewelry sales) increased to 41.4% in the current quarter from 39.2% in the prior year quarter due predominately to a heavier mix of jewelry sales resulting from the addition of SuperPawn. The profit margin on the disposition of refined gold decreased to 25.2% in the current quarter compared to 29.5% in the prior year quarter due to a higher average cost that more than offset a higher gold price received on dispositions. Proceeds from disposition of merchandise, excluding refined gold, increased $7.7 million, or 17.1%, in the current quarter due primarily to the acquisition of SuperPawn and higher levels of merchandise available for disposition. The consolidated merchandise turnover rate decreased to 2.4 times during the current quarter compared to 2.5 times during the prior year quarter due primarily to the increase in jewelry merchandise levels associated with the acquisition of SuperPawn.
     Management anticipates that profit margin on disposition of merchandise in the near term is likely to remain at current levels or decline slightly. The addition of SuperPawn operating results increased the average profit margin slightly due to a higher amount of jewelry sales, which has historically produced higher gross profit margin. In the future, the increase in jewelry merchandise levels will reduce inventory turnover from historical levels.
     The table below summarizes the age of merchandise held for disposition before valuation allowance at September 30, 2005 and 2004 ($ in thousands). Due to the magnitude of the impact of the SuperPawn stores (acquired in December 2004) on the Company’s total merchandise held for disposition, those stores are segmented separately at September 30, 2005.

	2005			2004
	Cash		Total	Total
	America	SuperPawn	Pawn	Pawn
Merchandise held for 1 year or less —
Jewelry	$34,641	$9,218	$43,859	$32,572
Other merchandise	21,946	1,839	23,785	21,400

	56,587	11,057	67,644	53,972

Merchandise held for more than 1 year —
Jewelry	2,891	2,311	5,202	2,552
Other merchandise	2,669	216	2,885	2,440

	5,560	2,527	8,087	4,992

Total merchandise held for disposition	$62,147	$13,584	$75,731	$58,964

Jewelry held for 1 year or less	55.7%	67.9%	57.9%	55.2%
Other merchandise held for 1 year or less	35.3	13.5	31.4	36.3
Jewelry held for more than 1 year	4.7	17.0	6.9	4.3
Other merchandise held for more than 1 year	4.3	1.6	3.8	4.2

Total	100.0%	100.0%	100.0%	100.0%

Cash Advance Fees. Cash advance fees increased $13.7 million, or 51.3%, to $40.4 million in the current quarter as compared to $26.7 million in the prior year quarter. The increase was primarily due to the growth and development of new cash advance units and higher average cash advance balances outstanding during the current quarter resulting from the new unit growth. The acquisition of 33 cash advance units since late third quarter of 2004 also contributed to the increase in cash advance fees. As of September 30, 2005, the product was available in 713 lending locations, which includes 434 pawnshops and 279 cash advance locations. These lending locations include 329 locations that arrange for customers to obtain cash advance products from the independent third-party lenders for a fee. Cash advance fees from same stores increased $9.6 million, or 34.9%, to $37.1 million in the current quarter as compared to $27.5 million in the prior year quarter. Cash advance fees include revenue from the cash advance portfolio owned by the Company and fees for arranging for customers to receive cash advance products from independent third-party lenders. (Although cash advance transactions may take the form of loans or deferred check deposit transactions, the transactions are referred to throughout this discussion as “cash advances” for convenience.)
     The following table sets forth cash advance fees by operating segment for the three months ended September 30, 2005 and 2004 ($ in thousands):

	2005	2004	Increase
Pawn lending operations	$11,341	$8,822	$2,519	28.6%
Cash advance operations	29,087	17,901	11,186	62.5

Consolidated net revenue	$40,428	$26,723	$13,705	51.3%

     While cash advance fees in the cash advance operating segment increased 62.5%, mostly due to the addition of new locations, the increase in expenses, including the cash advance loss provision, in this segment offset most of the revenue growth. Management believes the operating margins for this segment will continue to improve as the new stores added develop and grow to maturity.
     The amount of cash advances written increased $91.7 million, or 52.7%, to $265.7 million in the current quarter from $174.0 million in the prior year quarter. Included in the amount of cash advances written in the current quarter and prior year quarter were $93.8 million and $62.9 million, respectively, extended to customers by third-party lenders. The average amount per cash advance increased to $367 from $335 due to changes in permitted loan amounts and adjustments to underwriting. The combined Company and third-party lender portfolios of cash advances generated $45.5 million in revenue during the current quarter compared to $28.9 million in the prior year quarter. The outstanding combined portfolio balance of cash advances increased $18.8 million to $64.4 million at September 30, 2005, from $45.6 million at September 30, 2004. Included in these amounts were $49.7 million and $38.9 million for 2005 and 2004, respectively, that are included in the Company’s consolidated balance sheets. An allowance for losses of $10.0 million and $4.6 million has been provided in the consolidated financial statements as of September 30, 2005 and 2004, respectively, which is deducted from the outstanding cash advance amounts on the Company’s consolidated balance sheets.
     Cash advance fees related to cash advances originated by third-party lenders were $13.4 million in the current quarter on $93.8 million in cash advances originated by third-party lenders. The cash advance loss provision expense associated with these cash advances was $5.9 million, direct operating expenses, excluding allocated administrative expenses, were $4.2 million, and depreciation and amortization expense was $0.5 million in the current quarter. Therefore, management estimates that the approximate contribution before interest and taxes on cash advances originated by third-party lenders in the current quarter was $2.8 million. This estimate does not include shared operating costs in pawn locations where the product is offered.
     In March of this year, the Federal Deposit Insurance Corporation (“FDIC”) issued revised guidance affecting certain short-term cash advance products offered by FDIC regulated banks. The revised guidance applies to the cash advance product offered by third-party banks in many of the Company’s locations. The revised guidance became effective July 1, 2005 and permits the banks to provide a customer with this cash advance product for only three months during a twelve month period. The Company currently plans to continue to market the banks’ short-term cash advance product in many of the Company’s locations. However, customers accustomed to the benefits of the banks’ cash advance product, but for whom the banks’ cash advance product is not available, may need access to alternative short-term credit products. To address such customers’ needs for short-term credit, the Company introduced a credit services program (the “CSO program”) on July 1, 2005 (See Note 5 of Notes to Consolidated Financial Statements). Since inception of the CSO program, the performance of the cash advance product offered by non-bank independent third-party lenders has been substantially the same as the performance of the cash advance products offered by the third-party banks.
Check Cashing Royalties and Fees. Check cashing fees increased $0.4 million to $2.3 million, or 21.2%, in the current quarter from $1.9 million in the prior year quarter due to the growth in cash advance units. Check cashing revenue for Mr. Payroll Corporation was $0.8 million in the prior year quarter and $0.9 million in the current quarter.
Operations Expenses. Consolidated operations expenses, as a percentage of total revenue, decreased to 37.7% for the current quarter compared to 38.6% in the prior year quarter. These expenses increased $11.9 million, or 27.9%. Pawn lending operations expenses increased $8.2 million, or 24.7%, primarily due to the addition of SuperPawn stores. Cash advance operations expenses increased $3.7 million, or 39.6%, principally as a result of the net establishment and acquisition of 49 new units since September 30, 2004. Increased advertising expenditures for the cash advance products also contributed to the expense increase.
     As a multi-unit operator in the consumer finance industry, the Company’s operations expenses are predominately personnel and occupancy expenses. Personnel expenses include base salary and wages, performance incentives, and benefits. Occupancy expenses include rent, property taxes and insurance, utilities, and maintenance. The combination of personnel and occupancy expenses represents 86.3% of total operations expenses in the current quarter and 83.7% in the prior year quarter. The comparison is as follows ($ in thousands):

	Three Months Ended September 30,
	2005		2004
		% of		% of
	Amount	Revenue	Amount	Revenue
Personnel	$31,959	22.1%	$23,904	21.6%
Occupancy	15,194	10.5	11,808	10.7
Other	7,443	5.1	6,988	6.3

Total	$54,596	37.7%	$42,700	38.6%

Administration Expenses. Consolidated administration expenses, as a percentage of total revenue, were 7.2% in the current quarter compared to 8.9% in the prior year quarter. The components of administration expenses for the three months ended September 30, 2005 and 2004 are as follows ($ in thousands):

	Three Months Ended September 30,
	2005		2004
		% of		% of
	Amount	Revenue	Amount	Revenue
Personnel	$7,578	5.2%	$6,872	6.2%
Other	2,833	2.0	2,977	2.7

Total	$10,411	7.2%	$9,849	8.9%

     The increase in administration expenses was principally attributable to increased staffing levels, annual salary adjustments and net unit additions and was partially offset by a gain of $0.4 million from the settlement of an insurance claim filed in 2004.
Cash Advance Loss Provision. The Company maintains an allowance for losses on cash advances at a level projected to be adequate to absorb credit losses inherent in the outstanding combined cash advance portfolio. The cash advance loss provision is utilized to increase the allowance for the outstanding company owned cash advance portfolio as well as expected losses in the third-party lender-owned portfolios. The cash advance loss provision increased $8.5 million to $15.5 million in the current quarter as compared to $7.0 million in the prior year quarter principally due to the significant increase in the size of the portfolio and the lower relative level of recoveries on cash advances previously charged off. In addition, the Company transitioned certain customers out of one product into another product in some markets. In some instances the maximum available credit was lower than the customer’s original loan. Management believes that losses related to these customers contributed to the lower recoveries and higher loss rates. The loss provision as a percentage of cash advances written in the current quarter increased to 5.8% from 4.0% while actual net charge-offs (charge-offs less recoveries) was 4.9% in the current quarter compared to 4.1% in the prior year quarter. The increase in the loss provision as a percentage of cash advance fees is primarily attributable to an emphasis on broadening the customer base for the cash advance product and the higher loss rates associated with newly-opened and developing stores. Management expects this trend of year over year increase in the loan loss provision as a percentage of cash advance fees to continue through the remainder of the year.
Depreciation and Amortization. Depreciation and amortization expense as a percentage of total revenue was 4.1% in the current quarter compared to 3.9% in the prior year quarter. Total depreciation and amortization expense increased $1.5 million, or 35.1%, primarily due to the increase in operating locations and the amortization of certain intangible assets obtained in the SuperPawn and other acquisitions.
Interest Expense. Interest expense as a percentage of total revenue was 1.9% for both the current quarter and the prior year quarter. Interest expense increased $0.7 million to $2.8 million in the current quarter as compared to $2.1 million in the prior year quarter. The increase was due primarily to an increase in debt levels for the acquisition of SuperPawn in December 2004. The average amount of debt outstanding increased during the current quarter to $184.2 million from $141.1 million during the prior year quarter. The effective blended borrowing cost increased to 6.0% in the current quarter compared to 5.9% in the prior year quarter. The increase in blended borrowing cost was due to a year over year increase in interest rates on floating rate debt.
Interest Income. Interest income increased to $0.4 million in the current quarter compared to $0.1 million in the prior year quarter, primarily due to interest income from two subordinated notes received in the sale of the Company’s foreign pawn lending operations.
Foreign Currency Transaction (Gains) Losses. Exchange rate changes between the United States dollar and the Swedish kronor resulted in gains of $47,000 and $0.2 million in the current quarter and prior year quarter, respectively, on the two subordinated notes received in the sale of the Company’s foreign pawn lending operations. The foreign currency forward contracts totaling 62 million Swedish Kronor (approximately $8.0 million at maturity of the forward contracts) were established by the Company mid year 2005 to minimize the market fluctuations.
Income Taxes. The Company’s effective tax rate for continuing operations was 37.2% for the current quarter compared to 36.6% for the prior year quarter. The effective tax rate increased primarily due to higher state and local income taxes.

Nine Months Ended September 30, 2005 Compared to
Nine Months Ended September 30, 2004
Consolidated Net Revenue. Consolidated net revenue increased $72.7 million, or 32.6%, to $295.6 million during the nine months ended September 30, 2005 (the “current period”) from $222.9 million during the nine months ended September 30, 2004 (the “prior year period”). The following table sets forth net revenue results by operating segment for the nine month periods ended September 30, 2005 and 2004 ($ in thousands):

	2005	2004	Increase
Pawn lending operations	$215,191	$170,549	$44,642	26.2%
Cash advance operations	77,464	49,625	27,839	56.1
Check cashing operations	2,919	2,768	151	5.5

Consolidated net revenue	$295,574	$222,942	$72,632	32.6%

     Higher revenue from the Company’s cash advance product, higher finance and service charges from pawn loans, and higher profit from the disposition of merchandise accounted for the increase in net revenue. This increase was partially due to the consolidation of the operating results of SuperPawn. Excluding the impact of SuperPawn, net revenue for the current period was up $36.8 million, or 16.5%, compared to the prior year period.
     The components of net revenue are finance and service charges from pawn loans, which increased $22.2 million; profit from the disposition of merchandise, which increased $15.5 million; cash advance fees generated both from pawn locations and cash advance locations, which increased $33.8 million; and check cashing royalties and fees, which increased $1.2 million.
Finance and Service Charges. Finance and service charges increased $22.2 million, or 27.6%, from $80.3 million in the prior year period to $102.5 million in the current period. The increase is primarily due to higher loan balances attributable to the addition of SuperPawn. An increase in the average balance of pawn loans outstanding contributed $27.9 million of the increase that was offset by a $5.7 million decrease resulting from the lower annualized yield of the pawn loan portfolio. Finance and service charges from same stores increased $0.9 million in the current period compared to the prior year period due to a significant drop in loan balances in the first quarter, largely due to tax refunds received by customers, which resulted in slower growth rates in average loan balances year over year.
     The average balances of pawn loans were 34.7% higher in the current period than in the prior year period. The increase in the average balance of pawn loans outstanding was driven by a 29.8% increase in the average number of pawn loans outstanding during the current period coupled with a 3.8% increase in the average amount per loan. Annualized loan yield declined to 124.5% in the current period from 131.3% in the prior year period due primarily to the acquisition of SuperPawn locations which operate in markets with lower statutory rates than the Company’s other locations. Excluding SuperPawn, annualized loan yield would have been 131.3%.

Profit from Disposition of Merchandise. Profit from disposition of merchandise represents the proceeds received from disposition of merchandise in excess of the cost of disposed merchandise. The following table summarizes the proceeds from disposition of merchandise and the related profit for the current period compared to the prior year period ($ in thousands):

	Nine Months Ended September 30,
	2005			2004
	Merch-	Refined		Merch-	Refined
	andise	Gold	Total	andise	Gold	Total
Proceeds from dispositions	$171,197	$38,904	$210,101	$145,580	$26,977	$172,557

Profit on disposition	$71,662	$10,682	$82,344	$58,081	$8,721	$66,802

Profit margin	41.9%	27.5%	39.2%	39.9%	$32.3%	38.7%

     Total profit from the disposition of merchandise and refined gold increased $15.5 million, or 23.3%. Total proceeds from the disposition of merchandise and refined gold increased $37.5 million, or 21.8%. Excluding the effect of the disposition of refined gold, the profit margin on the disposition of merchandise increased to 41.9% in the current period from 39.9% in the prior year period due predominately to a heavier mix of jewelry sales resulting from the addition of SuperPawn. The profit margin on the disposition of refined gold decreased to 27.5% in the current period compared to 32.3% in the prior year period due to a higher average cost that more than offset a higher gold price received on dispositions. Proceeds from disposition of merchandise, excluding refined gold, increased $25.6 million, or 17.6%, in the current period due primarily to the acquisition of SuperPawn and higher levels of merchandise available for disposition. The consolidated merchandise turnover rate decreased to 2.6 times during the current period compared to 2.9 times during the prior year period due primarily to the increase in jewelry merchandise levels associated with the acquisition of SuperPawn.
Cash Advance Fees. Cash advance fees increased $33.7 million, or 49.2%, to $102.1 million in the current period as compared to $68.4 million in the prior year period. The increase was primarily due to the growth and development of new cash advance units and higher average cash advance balances outstanding during the current period resulting from the new unit growth. Cash advance fees from same stores increased $22.5 million, or 31.4%, to $94.1 million in the current period as compared to $71.6 million in the prior year period. Cash advance fees include revenue from the cash advance portfolio owned by the Company and fees for arranging for customers to receive cash advance products from third-party lenders.
     The following table sets forth cash advance fees by operating segment for the nine months ended September 30, 2005 and 2004 ($ in thousands):

	2005	2004	Increase
Pawn lending operations	$30,371	$23,450	$6,921	29.5%
Cash advance operations	71,743	44,990	26,753	59.5

Consolidated net revenue	$102,114	$68,440	$33,674	49.2%

     While cash advance fees in the cash advance operating segment increased 59.5%, mostly due to the addition of new locations, the increase in expenses, including the cash advance loss provision, in this segment offset most of the revenue growth.
     The amount of cash advances written increased $228.2 million, or 51.8%, to $668.8 million in the current period from $440.6 million in the prior year period. Included in the amount of cash advances written in the current period and prior year period were $262.5 million and $157.4 million, respectively, extended to customers by third-party lenders. The average amount per cash advance increased to $354 from $335 due to changes in permitted loan amounts and adjustments to underwriting. The combined Company and third-party lender portfolios of cash advances generated $109.7 million in revenue during the current period compared to $73.3 million in the prior year period.

     Cash advance fees related to cash advances originated by third-party lenders were $38.7 million in the current period on $262.5 million in cash advances originated by third-party lenders. The cash advance loss provision expense associated with these cash advances was $13.4 million, direct operating expenses, excluding allocated administrative expenses, were $15.9 million, and depreciation and amortization expense was $1.5 million in the current period. Therefore, management estimates that the approximate contribution before interest and taxes on cash advances originated by third-party lenders in the current period was $7.9 million. This estimate does not include shared operating costs in pawn locations where the product is offered.
Check Cashing Royalties and Fees. Check cashing fees increased $1.2 million to $8.6 million, or 16.7%, in the current period from $7.4 million in the prior year period due to the growth in cash advance units. Check cashing revenue for Mr. Payroll Corporation was $2.9 million for the current period and $2.8 million for the prior year period.
Operations Expenses. Consolidated operations expenses, as a percentage of total revenue, were 38.3% in the current period compared to 38.1% in the prior year period. These expenses increased $37.1 million, or 29.7%. Pawn lending operations expenses increased $23.8 million, or 23.9%, primarily due to the addition of SuperPawn stores. Cash advance operations expenses increased $13.4 million, or 53.9%, principally as a result of the net establishment and acquisition of 49 new units since September 30, 2004. Increased advertising expenditures for the cash advance products also contributed to the expense increase.
     The combination of personnel and occupancy expenses represents 84.7% of total operations expenses in the current period and 84.8% in the prior year period. The comparison is as follows ($ in thousands):

	Nine Months Ended September 30,
	2005		2004
		% of		% of
	Amount	Revenue	Amount	Revenue
Personnel	$92,639	21.9%	$72,112	21.9%
Occupancy	44,739	10.6	34,035	10.4
Other	24,918	5.8	19,013	5.8

Total	$162,296	38.3%	$125,160	38.1%

Administration Expenses. Consolidated administration expenses, as a percentage of total revenue, were 7.5% in the current period compared to 9.3% in the prior year period. The components of administration expenses for the nine months ended September 30, 2005 and 2004 are as follows ($ in thousands):

	Nine Months Ended September 30,
	2005		2004
		% of		% of
	Amount	Revenue	Amount	Revenue
Personnel	$22,264	5.3%	$21,493	6.5%
Other	9,660	2.2	9,046	2.8

Total	$31,924	7.5%	$30,539	9.3%

     The increase in administration expenses was principally attributable to increased staffing levels, annual salary adjustments and net unit additions. The increase was partially offset by: 1) a decrease of $1.7 million in management incentive accruals which are based on the Company’s performance relative to its business plan; and 2) a gain of $0.4 million from the settlement of an insurance claim filed in 2004.
Cash Advance Loss Provision. The cash advance loss provision increased $16.5 million to $31.9 million in the current period as compared to $15.4 million in the prior year period principally due to the significant increase in the size of the portfolio. The loss provision as a percentage of cash advances written increased to 4.8% in the current period compared to 3.5% in the prior year period. Net charge-offs (charge-offs net of recoveries) increased to 3.9% from 3.2% last year. The increase in the loss provision as a percentage of cash advance fees is attributable to an emphasis on broadening the customer base for the cash advance product and the higher loss rates associated with newly-opened and developing stores. In addition, in the third quarter of the prior year, the Company refined its estimation of cash advance losses by modifying the historical base period included in the calculations. This refinement resulted in a higher provision in the current period than was reflected in the prior year period. Management believes that this refined estimate more accurately reflects the potential loss inherent in the portfolio and provides for an adequate estimate of future loss on cash advances that have not reached their due date.
Depreciation and Amortization. Depreciation and amortization expense as a percentage of total revenue was 4.1% in the current period compared to 3.7% in the prior year period. Total depreciation and amortization expense increased $4.8 million, or 38.7%, primarily due to the increase in operating locations and the amortization of certain intangible assets obtained in the SuperPawn and other acquisitions.
Interest Expense. Interest expense as a percentage of total revenue was 1.8% for the current period as compared to 1.9% for the prior year period. Interest expense increased $1.3 million to $7.6 million in the current period as compared to $6.3 million in the prior year period. The increase was due primarily to an increase in debt levels for the acquisition of SuperPawn in December 2004. Approximately $0.1 million of the increase resulted from a prepayment fee associated with the prepayment of the 12% subordinated note issued in February 2004 as partial consideration of the final payment pursuant to an amended asset purchase agreement. The average amount of debt outstanding increased during the current period to $163.1 million from $139.2 million during the prior year period. The effective blended borrowing cost increased to 6.2% in the current period compared to 6.0% in the prior year period. The slight increase in blended borrowing cost was due to a year over year increase in interest rates on floating rate debt.
Interest Income. Interest income increased to $1.2 million in the current period compared to $0.2 million in the prior year period, primarily due to interest income from two subordinated notes received in the sale of the Company’s foreign pawn lending operations.
Foreign Currency Transaction (Gains) Losses. Exchange rate changes between the United States dollar and the Swedish kronor resulted in losses of $0.9 million in the current period and gains of $0.2 million in the prior year period on the two subordinated notes received in the sale of the Company’s foreign pawn lending operations. The foreign currency forward contracts totaling 62 million Swedish Kronor (approximately $8.0 million at maturity of the forward contracts) were established by the Company mid year 2005 to minimize the market fluctuations. These contracts resulted in gains of $0.5 million during the current period.
Income Taxes. The Company’s effective tax rate for continuing operations for the current period was 37.1% as compared to 36.9% for the prior year period.

LIQUIDITY AND CAPITAL RESOURCES
     The Company’s cash flows and other key indicators of liquidity are summarized as follows ($ in thousands):

	Nine Months Ended
	September 30,
	2005		2004
Operating activities cash flows	$80,332		$47,628
Investing activities cash flows:
Pawn loans	$(25,923)		$(17,254)
Cash advances	(33,776)		(18,398)
Acquisitions	(16,654)		(17,358)
Property and equipment additions	(20,143)		(19,128)
Proceeds from sale of assets/subsidiaries	486		102,788
Financing activities cash flows	$20,077		$(76,525)
Working capital	$245,888		$163,286
Current ratio	5.3	x	3.5	x
Merchandise turnover	2.6	x	2.9	x
Cash flows from operating activities. Net cash provided by operating activities was $80.3 million for the current period. Net cash generated from the Company’s pawn lending operations, cash advance operations and check cashing operations was $50.2 million, $29.2 million, and $0.9 million, respectively. The improvement in cash flows from operating activities in the current period as compared to the prior year period was due to the improvement in results of pawn lending operations including the addition of SuperPawn stores and the growth and development of cash advance locations opened in recent periods.
Cash flows from investing activities. The seasonal increase in balances due to higher lending activities, the acquisition of SuperPawn, and the maturation of new cash advance units led to increases in the Company’s investment in pawn loans and cash advances during the current period that used cash of $25.9 million and $33.8 million, respectively. The Company paid $15.8 million for the acquisition of 6 pawnshops and one cash advance location in the current period and an additional cost of $0.9 million for acquisitions made in the second half of 2004. The Company invested $20.1 million in property and equipment during the current period for the establishment of 27 cash advance locations and 7 pawn lending locations, the remodeling of selected operating units and ongoing enhancements to the information technology infrastructure, and other property additions.
     Management anticipates that capital expenditures for the remainder of 2005 will be approximately $2 to $5 million primarily for the establishment of approximately 3 to 5 new pawnshops and cash advance only locations, for the remodeling of selected operating units and for enhancements to communications and information systems. The additional capital required to pursue acquisition opportunities is not included in the estimate of capital expenditures because of the uncertainties surrounding potential transactions of this nature.
Cash flows from financing activities. During the current period, the Company borrowed $46.7 million under its bank line of credit. The Company reduced its long-term debt by $19.3 million including scheduled principal payments on senior unsecured notes and a $2.5 million prepayment of the 12% subordinated note that was issued in February 2004 as a partial consideration of the final payment pursuant to an amended asset purchase agreement. Additional uses of cash included $2.2 million for dividends, $5.8 million for the purchase of treasury shares and paid loan costs of $0.9 million for the amendment of the line of credit agreement. On July 25, 2002, the Company’s Board of Directors authorized management to purchase up to one million shares of its common stock in the open market (the “2002 authorization”). On April 20, 2005, the Board of Directors authorized the Company’s repurchase of up to a total of 1,500,000 shares of its common stock (the “2005 authorization”) and terminated the 2002 authorization. During the nine months ended September 30, 2005, the Company purchased 122,000 shares for an aggregate amount of $2.9 million under the 2002 authorization and 163,800 shares for an aggregate amount of $2.9 million under the 2005 authorization. Purchases will be made from time to time in the open market, and it is expected that funding will come from operating cash flow. During the current period, stock options for 161,824 shares were exercised by officers and employees and generated proceeds of $1.6 million of additional equity.
     In February 2005, the Company amended and restated the existing line of credit agreement to increase the credit limit to $250.0 million and extend the maturity to February 2010. Interest on the amended line of credit is charged, at the Company’s option, at either LIBOR plus a margin or at the agent’s base rate. The margin on the line of credit varies from 0.875% to 1.875% depending on the Company’s cash flow leverage ratios as defined in the amended agreement (1.375% at September 30, 2005). The Company pays a fee on the unused portion ranging from 0.25% to 0.30% (0.25% at September 30, 2005) based on the Company’s cash flow leverage ratios as defined in the amended agreement.
     The credit agreements and the senior unsecured notes require the Company to maintain certain financial ratios. The Company is in compliance with all covenants and other requirements set forth in its debt agreements. A significant decline in demand for the Company’s products and services may cause the Company to reduce its planned level of capital expenditures and lower its working capital needs in order to maintain compliance with the financial ratios in those agreements. A violation of the credit agreements could result in an acceleration of the Company’s debt, increase the Company’s borrowing costs and adversely affect the Company’s ability to renew existing credit facilities, or obtain access to new credit facilities in the future. The Company does not anticipate a significant decline in demand for its services and has historically been successful in maintaining compliance with and renewing its debt agreements.
     Management believes that the borrowings available ($108.2 million at September 30, 2005) under the credit facilities, cash generated from operations and current working capital of $245.9 million should be sufficient to meet the Company’s anticipated future capital requirements.
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
▪	Changes in customer demand for the Company’s products and specialty financial services could adversely affect results. Although the Company’s products and services are a staple of its customer base, a significant change in the needs or wants of customers and the Company’s failure to adapt to those needs or wants could result in a significant decrease in the revenues of the Company. From time to time the Company may implement changes to the products and services it makes available to customers and the impact any change may have on the results of the Company’s business may not be fully ascertainable until the change has been in effect for some time. Some of the cash advance products and services offered through the Company’s business are changing as a result of the revised FDIC guidance that took effect on July 1, 2005. The long-term impact these changes will have on the Company’s business is not yet certain.
▪	The actions of third-parties who offer products, services or support at the Company’s locations could adversely affect results. The Company makes products and services available to its customers on behalf of various third parties. A failure of a third-party provider to provide its product or service or to maintain the quality and consistency of its product or service could result in a loss of customers and a related loss in revenue from those products or services. The Company also utilizes third parties to support and maintain certain of its computerized point-of-sale and information systems. The failure of such a third-party to fulfill its support and maintenance obligations could cause a disruption in the Company’s unit operations.
▪	Circumstances could adversely affect the ability of the Company to open and acquire new operating units in accordance with its plans. The Company’s expansion program is subject to numerous factors that cannot be predicted or controlled, such as the availability of attractive acquisition candidates and the Company’s ability to attract, train and retain qualified unit management personnel and the availability of sites with acceptable restrictions and suitable terms.
▪	Changes in competition from various sources such as banks, savings and loans, short-term consumer lenders, and other similar financial services entities, as well as retail businesses that offer products and services offered by the Company, could put additional pressure on the Company. The Company encounters significant competition in its lending and merchandise disposition operations from other pawnshops, cash advance companies and other types of financial institutions that serve the Company’s primary customer base, such as consumer finance companies. Significant increases in these competitive influences could adversely affect the Company’s operations through a decrease in the number of cash advances and pawn loans originated, resulting in lower levels of earning assets in these categories.
▪	Changes in economic conditions could reduce earnings. While the credit risk for most of the Company’s consumer lending is mitigated by the collateralized nature of pawn lending, a sustained deterioration in the economy could adversely affect the Company’s operations through a deterioration in performance of its pawn loan or cash advance portfolios, or by reducing consumer demand for the purchase of pre-owned merchandise.
▪	Adverse real estate market fluctuations could affect the Company’s profits. The Company leases most of its locations. A significant rise in real estate prices could result in an increase in store lease costs as the Company opens new locations and renews leases for existing locations.
▪	Interest rates could rise and affect earnings. Although the softness in the U.S. economy over the past several years has resulted in relatively low interest rates offered by lending institutions, the Federal

Reserve Bank has embarked on a program to gradually increase the federal funds rates. If current trends continue in interest rates, this could increase the cost of borrowing to the Company.
▪	Changes in the capital markets or the Company’s financial condition could reduce available capital. The Company regularly accesses the debt capital markets to refinance existing debt obligations and to obtain capital to finance growth. Efficient access to these markets is critical to the Company’s ongoing financial success; however, the Company’s future access to the debt capital markets could become restricted should the Company experience deterioration of its cash flows, balance sheet quality, or overall business or industry prospects.
▪	Changes in tax and other laws and governmental rules and regulations applicable to the specialty financial services industry can have adverse effects. The Company’s products and services are subject to extensive regulation and supervision under various federal, state and local laws, ordinances and regulations. The Company faces the risk that restriction or limitation resulting from the enactment, change, or interpretation of laws and regulations could have a negative impact on the Company’s business activities.
▪	Other factors discussed under Quantitative and Qualitative Disclosures about Market Risk in Item 3 of this Form 10-Q and in the Company’s 2004 Annual Report to Stockholders.
▪	Other risks indicated in the Company’s filings with the Securities and Exchange Commission.
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
Item 4. Controls and Procedures
     Under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, management of the Company has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of September 30, 2005 (“Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective in timely alerting them to the material information relating to the Company required to be included in its periodic filings with the Securities and Exchange Commission.
     There have been no significant changes during the quarter ended September 30, 2005 in the Company’s internal control over financial reporting that were identified in connection with management’s evaluation described in Item 4 above that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     See Note 11 of Notes to Consolidated Financial Statements.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     (e) The following table provides the information with respect to purchases made by the Company of shares of its common stock during each of the months in the third quarter of 2005:

				Total Number of	Maximum Number
	Total Number		Average	Shares Purchased as	of Shares that May
	of Shares		Price Paid	Part of Publicly	Yet Be Purchased
Period	Purchased		Per Share	Announced Plan	Under the Plan (1)
July 1 to July 31	384	(2)	$20.80	—	1,391,200
August 1 to August 31	36,808	(3)	20.25	35,000	1,356,200
September 1 to September 30	20,562	(4)	20.68	20,000	1,336,200

Total	57,754		$20.41	55,000

(1)	On April 20, 2005, the Board of Directors authorized the Company’s repurchase of up to a total of 1,500,000 shares of its common stock and terminated the open market purchase authorization established in 2002. Maximum number of shares that may yet to be purchased represents the shares under the 2005 authorization.

(2)	Represents shares purchased on behalf of participants relating to the Company’s Non-Qualified Savings Plan.

(3)	Includes 337 shares received as partial tax payments for shares issued under stock-based compensation plans and 1,471 shares purchased on behalf of participants relating to the Company’s Non-Qualified Savings Plan.

(4)	Includes 562 shares purchased on behalf of participants relating to the Company’s Non-Qualified Savings Plan.
Item 6. Exhibits
31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CASH AMERICA INTERNATIONAL, INC.

(Registrant)

By:	/s/ Thomas A. Bessant, Jr.

Thomas A. Bessant, Jr. Executive Vice President and Chief Financial Officer

Date: October 21, 2005