Form 10-K
period 2005-12-31
CASH AMERICA INTERNATIONAL INC
filed 2006-03-02
CIK 807884

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 1-9733
CASH AMERICA INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

Texas	75-2018239
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1600 West 7th Street
Fort Worth, Texas	76102 — 2599
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code:
(817) 335-1100

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, $.10 par value per share	New York Stock Exchange
Securities Registered Pursuant to Section 12(g) of the Act:
Common Stock Purchase Rights
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Security Act.
Yes ☑                      No ☐
     Indicate by check if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐                      No ☑
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
Large accelerated filer ☐            Accelerated filer ☑            Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐                      No ☑
     The aggregate market value of 27,405,000 shares of the registrant’s Common Stock held by non-affiliates on June 30, 2005 was approximately $551,387,000.
     At February 13, 2006 there were 29,360,895 shares of the registrant’s Common Stock, $.10 par value, issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the Registrant’s definitive Proxy Statement pertaining to the 2006 Annual Meeting of Shareholders are incorporated herein by reference into PART III of this Form 10-K.

CASH AMERICA INTERNATIONAL, INC.
YEAR ENDED DECEMBER 31, 2005

PART I
ITEM 1. BUSINESS
General
     Cash America International, Inc. (the “Company”) provides specialty financial services to individuals. The Company offers non-recourse loans secured by tangible personal property, commonly referred as pawn loans, short-term unsecured cash advances and provides check cashing and related financial services. It also sells merchandise in its pawnshops, primarily the personal property forfeited in connection with its pawn lending operations.
     The Company was incorporated in 1984 to engage in the business of owning and operating pawnshops. Since its formation, the Company has significantly broadened the scale and geographic scope of its operations and expanded its financial services offerings. As of December 31, 2005, the Company provided specialty financial services through 886 total locations.
     The Company is the nation’s largest provider of pawn loans and is believed to be the largest operator in the world. As of December 31, 2005, the Company operated 456 owned and 8 franchised pawnshop locations in 21 states. Most of these pawnshops operate under the “Cash America” trade name; however, 41 of these pawnshops (located in Arizona, California, Nevada and Washington) operate under the “SuperPawn” tradename.
     The Company also offers unsecured cash advances to individuals, sometimes also referred to as “payday loans” through most of its pawn lending locations and in standalone cash advance locations. Many of the cash advance locations also offer check cashing services and other retail financial services and products such as money orders and money transfers. As of December 31, 2005, the Company operated 286 cash advance locations, including 90 Cash America Payday Advance locations and 196 locations operated under the tradename “Cashland” by Cashland Financial Services, Inc. (“Cashland”), a wholly-owned subsidiary (collectively referred to as “cash advance locations”).
     The Company also offers check cashing services through 131 franchised and 5 company-owned check cashing centers franchised or owned by Mr. Payroll Corporation (“Mr. Payroll”), a wholly-owned subsidiary.
     Prior to September 7, 2004, the Company also provided financial services to individuals in the United Kingdom and Sweden (the “foreign pawn lending operations”). In order to dedicate its strategic efforts and resources on the growth opportunities of pawn lending and cash advance activities in the United States, the Company sold its foreign pawn lending operations on September 7, 2004. As a result of this sale, all discussions and financial information below have excluded the effect of the Company’s foreign pawn lending operations, as they have been classified as discontinued operations.
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
     In 2005, the Company added 16 pawnshops and closed one. The Company also added 35 cash advance locations and closed two. In addition to its owned pawnshops, the Company offers and sells franchises to third parties for their independent ownership and operation of “Cash America” or “SuperPawn” pawnshops. The Company added one franchise and purchased four franchised locations in 2005. As of December 31, 2005, there were eight franchised pawnshop locations in operation.
     Access to Reports. Through its home page at www.cashamerica.com, the Company provides free access to its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to those reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after such reports are electronically filed with or furnished to the Securities and Exchange Commission (the “SEC”).
     These reports may also be read and copied at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549, or at the SEC website at www.sec.gov. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330.
Pawn Lending Activities
     Pawnshops are convenient sources of consumer loans and are also retail sellers of merchandise, primarily of previously owned merchandise acquired from customers who do not redeem the pawned goods. When receiving a pawn loan from the Company, a customer pledges personal property to the Company as security for the loan; the Company does not have recourse against the customer for the loan. The customer who does not repay the loan or redeem the property forfeits the property to the Company, which relies on the disposition of pawned property to recover the principal amount loaned plus a yield on the investment. As a result, the customer’s creditworthiness is not a factor in the loan decision, and a decision not to redeem pawned property does not affect the customer’s personal credit status. Goods pledged to secure pawn loans are generally tangible personal property such as jewelry, tools, televisions and stereos, musical instruments, firearms, and other miscellaneous items. (Although pawn transactions can take the form of an advance of funds secured by the pledge of property or a “buy-sell agreement” involving the actual sale of the property with an option to repurchase it, the transactions are referred to throughout this report as “pawn loans” for convenience.)
     In a pawn transaction, the Company contracts for a finance and service charge to compensate it for the use of the funds loaned. The finance and service charge is typically calculated as a percentage of the pawn loan amount based on the size and duration of the transaction, in a manner similar to which interest is charged on a bank loan, and generally ranges from 12% to 300% annually, as permitted by applicable state pawnshop laws. These finance and service charges contributed approximately 23.5% of the Company’s total revenue in 2005, 23.6% in 2004 and 25.9% in 2003.
     When a customer enters into a pawn transaction with the Company, the Company delivers a pawn transaction agreement, commonly referred to as a pawn ticket to the customer. The pawn ticket sets forth, among other items: the name and address of the pawnshop and the customer; the customer’s identification number from his or her driver’s license or other approved identification; the date; the identification and description of the pledged goods, including applicable serial numbers; the amount financed; the finance and service charge; the maturity date; the total amount that must be paid to redeem the pledged goods on the maturity date; and the annual percentage rate.

     The Company generally sets the amount of a pawn loan as a percentage of the pledged personal property’s estimated disposition value. The Company relies on many sources to determine the estimated disposition value, including its automated product valuation system, catalogues, “blue books”, newspapers, internet research and its (or its employees’) experience in disposing of similar items of merchandise in particular pawnshops. The Company does not use a standard or mandated percentage of estimated disposition value in determining the loan amount. Instead, employees may set the percentage for a particular item and determine the ratio of loan amount to estimated disposition value with the expectation that, if the item is forfeited to the pawnshop, its subsequent disposition would yield a profit margin consistent with the Company’s historical experience. The pledged property is held through the term of the transaction, which generally is one month with an automatic thirty to sixty-day redemption period (see “Regulation” for exceptions in certain states), unless earlier repaid, renewed or extended. A majority of the Company’s pawn loans are either paid in full with accrued finance and service charges or are renewed or extended through payment of accrued finance and service charges. If a customer does not repay, renew or extend his loan, the unredeemed collateral is forfeited to the Company and becomes merchandise available for disposition through the Company’s pawnshops, wholesale sources, internet sales or through a major gold bullion bank. The Company does not record pawn loan losses or charge-offs because the amount advanced becomes the carrying cost of the forfeited collateral that is to be recovered through the merchandise disposition function described below.
     The recovery of the amount advanced and the realization of a profit on the disposition of merchandise depends on the Company’s initial assessment of the property’s estimated disposition value when the pawn loan is made. While the Company has historically realized profits when disposing of merchandise, the improper assessment of the disposition value could result in the disposition of the merchandise for an amount less than the loan amount. For 2005, 2004 and 2003, the Company experienced profit margins on disposition of merchandise of 39.0%, 38.5% and 37.5%, respectively. Changes in gold prices generally will also increase or decrease the disposition value of jewelry items acquired in pawn transactions and could enhance or adversely affect the Company’s profit or recovery of the carrying cost of the acquired collateral.
     At December 31, 2005, the Company had approximately 1.2 million outstanding pawn loans totaling $115.3 million, with an average balance of approximately $95 per loan.
     Presented below is information with respect to pawn loans made, acquired, and forfeited for the pawn lending operations for the years ended December 31, 2005, 2004 and 2003 ($ in thousands):

	2005	2004	2003
Loans made, including loans renewed	$438,955	$336,021	$313,264
Loans acquired	3,631	26,781	2,506
Loans repaid	(202,015)	(157,624)	(149,810)
Loans renewed	(77,878)	(46,008)	(40,876)
Loans forfeited for disposition	(156,766)	(130,971)	(122,545)

Net increase in pawn loans outstanding	$5,927	$28,199	$2,539

Loans repaid or renewed as a percent of loans made	63.8%	60.6%	60.9%

Merchandise Disposition Activities
     The Company sells merchandise acquired when a pawn loan is not repaid, when used goods are purchased from the general public and some new merchandise, principally accessory merchandise that complements and enhances the marketability of items, such as tools, consumer electronics and jewelry. For the year ended December 31, 2005, $189.4 million of merchandise was added to merchandise held for disposition, of which $156.8 million was from loans not repaid, $31.9 million was purchased from customers and vendors, and $731,000 was added through acquisitions of pawnshops. Proceeds from disposition of merchandise contributed 50.7% of the Company’s total revenue in 2005, 53.3% in 2004 and 60.7% in 2003.
     While the Company offers refunds and exchanges for certain merchandise items, it generally does not provide its customers with warranties on used merchandise. Customers may purchase merchandise on a layaway plan under which the customer makes an initial cash deposit representing a small portion of the disposition price and pays the balance in regular scheduled, non-interest bearing payments. The Company segregates the layaway item and holds it until the customer has paid the full disposition price. Should the customer fail to make a required payment, the item is placed with the other merchandise held for disposition. At December 31, 2005, the Company held approximately $6.2 million in customer layaway deposits.
     The Company provides an allowance for valuation and shrinkage of its merchandise based on management’s evaluation. Management’s evaluation takes into consideration historical shrinkage, the quantity and age of merchandise on hand and markdowns necessary to liquidate slow-moving merchandise. At December 31, 2005, total pawn operations merchandise on hand was $72.7 million, after deducting an allowance for valuation and shrinkage of merchandise of $1.8 million.
Cash Advance Activities
     Since 2000, the Company has offered short-term unsecured cash advances in most of its Cash America pawnshops and since 2003, in standalone Cash America Payday Advance locations. In August 2003, the Company purchased substantially all of the assets of Cashland, Inc. a privately owned consumer finance company based in Dayton, Ohio. Cashland’s locations offer cash advances, check cashing and related financial services and operate under the “Cashland” name. During the third quarter of 2004, the Company acquired the operating assets of 32 cash advance locations in southern California. These California shops are operated as standalone Cash America Payday Advance locations.
     As of December 31, 2005, a cash advance product was available in 727 lending locations, which included 441 pawnshop locations and 286 cash advance locations. Cash advance products offered by commercial banks (“Bank products”) were available at 363 locations and cash advance products offered under the credit services program (the “CSO program”), were available at 313 locations. In most cases the Bank products were offered in the same location that also offered the CSO program. In California, 35 locations originate cash advances on behalf of both the Company and third-party lenders. Although cash advance transactions may take the form of loans or deferred check deposit transactions, the transactions, including cash advances originated by the Company and cash advances originated by banks and other third-party lenders are referred to throughout this report as “cash advances” for convenience. Cash advance fees earned by the Company contributed approximately 23.9% of the Company’s total revenue in 2005, 21.1% in 2004 and 12.1% in 2003.
     The cash advance products are generally offered as single payment cash advance loans. These cash advance loans generally have a loan term of 7 to 45 days and are generally payable on the customer’s next payday. The Company originates cash advances in some of its locations and arranges for customers to obtain cash advances from independent third-party lenders in other Company locations. These third-party lenders are either commercial banks or independent third-party non-bank lenders (collectively, “third-party lenders”). In a cash advance transaction, a customer executes a promissory note or other repayment agreement typically supported by that customer’s personal check or authorization to debit the customer’s checking account via an Automated Clearing House (“ACH”) transaction. Customers may repay the cash advance either with cash, by allowing their check to be presented for collection, or by allowing their checking account to be debited via an ACH transaction for the amount due. Collection activities are an important aspect of the cash advance product offering due to the high incidence of unpaid balances beyond stated terms. The Company operates centralized collection centers to coordinate a consistent approach to customer service and collections.

     For single payment cash advances originated by independent non-bank third-party lenders, the Company introduced, on July 1, 2005, the CSO program, under which the Company acts as a credit services organization on behalf of consumers in accordance with applicable state laws. Credit services that the Company provides to its customers include arranging loans with independent third-party lenders, assisting in the preparation of loan applications and loan documents, and accepting loan payments at the location where the loans were arranged. If a customer obtains a loan from an independent non-bank third-party lender through the CSO program, the Company, on behalf of the customer, also guarantees the customer’s payment obligations under the loan to the third-party lender. A customer who obtains a loan through the CSO program pays the Company a fee for the credit services, including the guaranty, and enters into a contract with the Company governing the credit services arrangement. Losses on cash advances acquired by the Company as a result of its guaranty obligations are the responsibility of the Company.
     During the period from the initial offering of the CSO program, the Company offered both the bank originated cash advance products and the CSO program in the event the customer did not qualify for the bank originated cash advances. However, in July 2005, the Company elected to discontinue offering third-party bank originated cash advances to consumers in Michigan and in January 2006, the Company discontinued offering third-party bank originated cash advances to its Texas, Florida and North Carolina customers. It has effectively met customer demand in Texas, Florida and Michigan by replacing the Bank products with the CSO program. Customer acceptance in those states of the cash advance product offered by non-bank independent third-party lenders through the CSO program has been substantially the same as that of the Bank products. During the fourth quarter of 2005 the Company began offering third-party commercial bank originated multi-payment installment cash advances in California and Georgia as an alternative to single payment cash advances. The Company expects to discontinue offering third-party commercial bank originated multi-payment installment cash advances in California and Georgia during the first or second quarter of 2006 due to its third-party commercial banks’ anticipated response to concerns raised by the Federal Deposit Insurance Corporation (“FDIC”) in late February 2006. In California, upon any discontinuation of the Company’s offering of Bank products, the Company will still serve cash advance consumers by continuing to offer a Company-originated cash advance product pursuant to state law. The Company is also evaluating whether other alternative products might be available to meet the cash advance demands of its California, North Carolina and Georgia consumers, but has not yet identified specific alternatives for these markets and is not certain whether or when viable alternatives will be identified.
     For Bank products, the banks sell participation interests in the bank-originated cash advances to third parties, and the Company purchases sub-participation interests in certain of those participations. The Company also receives an administrative fee for its services. In order to benefit from the use of the Company’s collection resources and proficiency, the banks assign cash advances unpaid after their payment due date to the Company at a discount from the amount owed by the borrower.
     If the Company collects a delinquent amount owed by the customer that exceeds the amount assigned by the banks or acquired by the Company as a result of its guaranty to third-party lenders, the Company is entitled to the excess and recognizes it in income when collected. Since the Company may not be successful in collection of these delinquent accounts, the Company’s cash advance loss provision includes amounts estimated to be adequate to absorb credit losses from cash advances in the aggregate cash advance portfolio, including those expected to be assigned to the Company or acquired by the Company as a result of its guaranty obligations. As of December 31, 2005, $64.3 million of combined gross cash advances was outstanding, including a $16.9 million non-participated interest owned by the third-party lenders that is not included in the Company’s consolidated balance sheet. An allowance for losses of $6.3 million has been provided in the consolidated financial statements. The Company also provided accrued losses for third-party owned portfolios of $874,000 at December 31, 2005, which is included in “Accounts payable and accrued expenses” in the accompanying consolidated balance sheet. See Item 8. Financial Statements and Supplementary Data, Note 4 of “Notes to Consolidated Financial Statements.”

     Presented below is information with respect to the cash advance product for the years ended December 31, 2005, 2004 and 2003:

	2005	2004	2003
Locations offering cash advances at end of year	727	678	544
On behalf of the Company	352	312	240
On behalf of the third-party lenders	340	366	304
On behalf of both the Company and the third-party lenders	35	—	—

Amount of cash advances written (in thousands)	$930,335	$647,746	$300,518
On behalf of the Company	$573,916	$408,872	$143,040
On behalf of the third-party lenders	$356,419	$238,874	$157,478

Amount of cash advances assigned by the third-party lenders (in thousands)	$67,555	$45,895	$29,981

Average cash advance amount written	$359	$336	$311
Check Cashing Activities
     The Company also provides check cashing services primarily through its Mr. Payroll and Cashland subsidiaries. As of December 31, 2005, Mr. Payroll’s operations consisted of 131 franchised and 5 company-owned check cashing centers in 20 states. Cashland provides check cashing in all 196 of its cash advance locations. Aggregate check cashing franchise royalties and fees were 1.9% of the Company’s total revenue in 2005, 2.0% in 2004 and 1.3% in 2003.
Financial Information on Segments and Areas
     Additional financial information regarding the Company’s revenues and assets by each of its three operating segments is provided in Note 18 of “Notes to Consolidated Financial Statements.”
Operations
     Unit Management. Each location has a unit manager who is responsible for supervising its personnel and assuring that it is managed in accordance with Company guidelines and established policies and procedures. Each unit manager reports to a Market Manager, who typically oversees approximately ten unit managers. As of December 31, 2005, the Company had one pawn lending operating division, which is managed by an Executive Vice President. This operating division consists of five geographic operating regions, each of which is managed by a Region Vice President. Each Market Manager reports to a Region Vice President. The cash advance operating division consists of a similar geographic operating structure. The Chief Operating Officer of Cashland and the Vice President of Cash America Payday Advance are managed by an Executive Vice President. Each Cash America Payday Advance Market Manager reports to the Region Vice President for Cash America Payday Advance. Cashland’s two district managers oversee Cashland’s geographic operating regions and report to its Chief Operating Officer. Each Cashland Area Supervisor (similar to a Market Manager) reports to one of the two Cashland District Managers.
     Trade Names. The Company operates its locations under the trade names “Cash America,” “Cashland,” “Mr. Payroll,” and “SuperPawn”. The Company’s marks “Cash America,” “Cashland,” “SuperPawn,” “Cash When It Counts,” and “Mr. Payroll” are registered with the United States Patent and Trademark Office.
     Personnel. At December 31, 2005, the Company employed 4,565 persons in its operations. Of these employees 345 were in executive and administrative functions.
     The Company has an established training program that combines classroom instruction, video presentation and on-the-job loan and merchandise disposition experience. A new employee is introduced to the business through an orientation program and through a three-month training program that includes classroom and on-the-job training in pawn lending, cash advances, layaways, merchandise and general administration of unit operations.
     The experienced store employee receives training and an introduction to the fundamentals of management to acquire the skills necessary to move into management positions within the organization. Manager training involves a twelve-month program that includes additional management principles and more extensive training in income maximization, recruitment, merchandise control, and cost efficiency.
Future Expansion
     The Company’s objective is to continue to expand the number of pawnshops and cash advance locations (collectively referred to as “lending locations”) it owns and operates both through acquisitions and by establishing new units. Its business strategy is to continue expanding its lending business within its existing geographic markets and into other markets that meet its risk/reward considerations. Management believes that such expansion will continue to provide economies of scale in supervision, purchasing, administration and marketing by decreasing the overall average cost of such functions per unit owned. By concentrating multiple lending units in regional and local markets, the Company seeks to expand market penetration, enhance name recognition and reinforce marketing programs. The Company also intends to offer new products and services in its lending units in order to meet the growing financial services needs of its customers.
     The Company has expanded both by acquiring existing lending locations from others and by establishing new startup locations. When considering the acquisition of an existing lending location, the Company evaluates the annual volume of loan transactions at that location, the carrying cost of merchandise, outstanding loan balances and lease terms of the facility or, if it is to be purchased, the facility’s fair market value. When considering the startup of a new lending location, the Company evaluates the location of the prospective location, whether conditions in the surrounding community indicate a sufficient level of potential customers, and whether a suitable facility is available on acceptable terms.
     A new location can be ready for business within four to six weeks after the Company has leased or acquired a suitable location and obtained a license. The finish-out of a new location includes the completion of counters, installation of vaults and a security system and the transfer of merchandise from other locations (for pawnshop locations). The approximate start-up costs, defined as the investment in property and equipment, for recently established pawnshops have ranged from $176,000 to $393,000, with an average estimated cost per location of approximately $266,000 in 2005. This amount does not include merchandise transferred from other locations, funds to advance on pawn loans and cash advances or operating expenses. The start-up costs for recently established cash advance locations have ranged from $48,000 to $137,000, with an average estimated cost per location of approximately $93,000 in 2005. This amount does not include funds to advance on cash advances or operating expenses.
     The Company’s expansion program is subject to numerous unpredictable factors, such as the availability of attractive acquisition candidates or sites on suitable terms and general economic conditions. There can be no assurance that future expansion can be continued on a profitable basis. Among other factors, the following could affect the Company’s future planned expansion.
•	Statutory Requirements. The Company’s ability to add start-up pawnshop locations in Texas counties having a population of more than 250,000 is limited by a law that restricts the establishment of new pawnshops within a certain distance of existing pawnshops. In addition, the current statutory and regulatory environment of some states renders expansion into those states impractical. See “Business — Regulation.”

•	Availability of Real Estate. The Company’s ability to add start-up locations is subject to locating satisfactory real estate sites on terms and conditions acceptable to the Company. Factors that could limit the availability of acceptable real estate sites could include changes in general economic conditions, increases in real estate values or market rents, increases in competition for suitable real estate, changing demographics in surrounding areas, restrictive zoning or sign ordinances, limited visibility or accessibility to public streets, and excessive finish-out costs, among other factors.

•	Competition. Several competing pawnshop and cash advance companies are also pursuing expansion and acquisition programs. A number of smaller companies have also entered the market. While the Company believes that it is the largest pawnshop operator in the United States, and one of the largest cash advance operators, there can be no assurance that it will be more successful than its competitors in pursuing acquisition opportunities and securing attractive start-up locations. Increased competition could also increase prices for attractive acquisition candidates.

•	Availability of Qualified Unit Management Personnel. The Company’s ability to expand may also be limited by the availability of qualified unit management personnel. While the Company seeks to train its existing personnel to enable those capable to assume management positions, there can be no assurance that sufficient qualified personnel will be available to satisfy the Company’s needs with respect to its planned expansion.

•	Capital Requirements. In some states, the Company is required by law to maintain a minimum amount of certain unencumbered net assets (currently $150,000 in Texas) for each pawnshop location. The Company’s expansion plans will therefore be limited in these states to the extent the Company is unable to maintain these required levels of unencumbered net assets. At present, these requirements do not limit the Company’s growth opportunities.
Competition
     While pawnbroking is a time-honored industry, the pawnshop industry in the United States remains very fragmented, with approximately 12,000 stores nationwide. Most pawnshops are owned by independent operators. The three largest publicly traded pawnshop companies operate approximately 850 total pawnshops in the United States. Management continues to believe that the Company can achieve economies of scale and increased operating efficiencies by increasing the number of stores under operation and utilizing modern point-of-sale systems and proven operating methods.
     The less fragmented cash advance industry is growing at a faster rate. According to the investment banking firm Stephens, Inc., the number of cash advance transactions is estimated to be growing nationwide at a rate of 15% to 20% per year, and the three largest operators service approximately one-quarter of the market. Despite the concentration of major competitors in the cash advance industry, management believes that significant opportunities for growth remain in this business.
     The Company encounters significant competition in connection with its lending and merchandise disposition operations. In connection with the lending of money, the Company competes with other pawnshops and cash advance shops and other forms of financial institutions such as consumer finance companies, which generally lend on an unsecured as well as a secured basis. Other lenders may lend money on terms more favorable than the Company. Some competitors, such as certain commercial banks and consumer finance companies, may have greater financial resources than the Company. Several competing pawnshop and cash advance companies have implemented expansion and acquisition programs. See “Business — Future Expansion.” These competitive conditions may adversely affect the Company’s revenues and profitability.
Regulation
     The Company’s operations are subject to extensive regulation, supervision and licensing under various federal, state and local statutes, ordinances and regulations. (For a geographic breakdown of operating locations, see “Properties”.)

Pawnshop regulations
     Although pawnshop regulations vary from state to state to a considerable degree, the regulations summarized below are representative of the regulatory frameworks affecting the Company in the various states in which its pawnshops are located. The states whose regulations are summarized below are those in which the Company operates the preponderance of its pawnshops.
     Texas. The Texas Pawnshop Act provides the Office of Consumer Credit Commission with primary responsibility for the regulation of pawnshops and enforcement of laws relating to pawnshops in Texas. The Company is required to furnish the Texas Consumer Credit Commissioner with copies of information, documents and reports that it is required to file with the Securities and Exchange Commission.
     The Texas Pawnshop Act prescribes the stratified loan amounts and the maximum allowable rates of pawn service charges that pawnbrokers in Texas may charge for the lending of money within each stratified range of loan amounts. That is, the Texas law establishes the maximum allowable pawn service charge rates based on the amount financed per pawn loan. The maximum allowable rates under the Texas Pawnshop Act for the various stratified loan amounts for the years ended June 30, 2006, 2005 and 2004, are as follows:

Year Ending June 30, 2006		Year Ended June 30, 2005		Year Ended June 30, 2004
	Maximum		Maximum		Maximum
Amount	Allowable	Amount	Allowable	Amount	Allowable
Financed Per	Annual	Financed Per	Annual	Financed Per	Annual
Pawn Loan	Percentage Rate	Pawn Loan	Percentage Rate	Pawn Loan	Percentage Rate
$1 to $162	240%	$1 to $156	240%	$1 to $153	240%
163 to 1,080	180	157 to 1,040	180	154 to 1,020	180
1,081 to 1,620	30	1,041 to 1,560	30	1,021 to 1,530	30
1,621 to 13,500	12	1,561 to 13,000	12	1,531 to 12,750	12
     These rates are reviewed and established annually by the Office of Consumer Credit Commission. The maximum allowable service charge rates were established and have not been revised since 1971, when the Texas Pawnshop Act was enacted. Since 1981, the ceiling amounts for stratification of the loan amounts to which these rates apply have been revised each July 1 in relation to the Consumer Price Index, except that the Texas legislature amended the Texas Pawnshop Act to establish the ceiling amounts for the year ended June 30, 2003. Under current Texas law, a pawn loan may not exceed $13,500. In addition to establishing maximum allowable service charge rates and loan ceilings, the Texas Pawnshop Act also provides for the licensing of pawnshops and pawnshop employees. To be eligible for a pawnshop license in Texas, an applicant must (i) be of good moral character; (ii) have net assets of at least $150,000 readily available for use in conducting the business of each licensed pawnshop; (iii) show that the pawnshop will be operated lawfully and fairly in accordance with the Texas Pawnshop Act; (iv) show that the applicant has the financial responsibility, experience, character, and general fitness to command the confidence of the public in its operations; and (v) in the case of a business entity, the good moral character requirement shall apply to each officer, director and holder of 5% or more of the entity’s outstanding shares.
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
     Florida. The Florida Pawnbroking Act, adopted in 1996, provides for the licensing and bonding of pawnbrokers in Florida and for the Department of Agriculture and Consumer Services’ Division of Consumer Services to investigate the general fitness of applicants and generally to regulate pawnshops in the state. The statute limits the pawn service charge that a pawnbroker may collect to a maximum of 25% of the amount advanced in the pawn for each 30-day period of the transaction. The law also requires pawnbrokers to maintain detailed records of all transactions and to deliver such records to the appropriate local law enforcement officials. Among other things, the statute prohibits pawnbrokers from falsifying or failing to make entries in pawn transaction forms, refusing to allow appropriate law enforcement officials to inspect their records, failing to maintain records of pawn transactions for at least two years, making any agreement requiring the personal liability of a pledgor, failing to return pledged goods upon payment in full of the amount due (unless the pledged goods had been taken into custody by a court or law enforcement officer or otherwise lost or damaged), or engaging in title loan transactions at licensed pawnshop locations. It also prohibits pawnbrokers from entering into pawn transactions with a person who is under the influence of alcohol or controlled substances, a person who is under the age of 18, or a person using a name other than his own name or the registered name of his business.
     Nevada. The Nevada statute governing pawnbrokers establishes a maximum allowable interest rate of 10% per month for pawn transactions and allows an initial charge of $5 in addition to interest. All pledged property must be held for redemption for at least 120 days before it can be offered for sale to the public. The statute also (i) requires that certain bookkeeping records be maintained, (ii) requires that pawn transaction information be reported to local law enforcement agencies, and (iii) establishes a procedure for law enforcement officials to place a hold on property alleged to be related to criminal activity. The Nevada law also prohibits pawnbrokers from making false entries in their books or records, making false reports to law enforcement agencies, removing pledged property from their business premises unless specifically authorized under the statute, and receiving pledged property from certain persons, including a person who is under age 18 or intoxicated.
     Tennessee. Tennessee state law provides for the licensing of pawnbrokers in that state. It also (i) requires that pawn transactions be reported to local law enforcement agencies; (ii) requires pawnbrokers to maintain insurance coverage on the property held on pledge for the benefit of the pledgor; (iii) establishes certain hours during which pawnshops may be open for business; and (iv) requires that certain bookkeeping records be maintained. Tennessee law prohibits pawnbrokers from selling, redeeming or disposing of any goods pledged or pawned to or with them within 48 hours after making their report to local law enforcement agencies. The Tennessee statute establishes a maximum allowable interest rate of 24% per annum; however, the pawnshop operator may charge an additional fee of up to one-fifth of the amount of the loan per month for investigating title, storing and insuring the security and various other expenses.

     Louisiana. Louisiana law provides for the licensing and bonding of pawnbrokers in that state. In addition, the act requires that pawn transactions be reported to local law enforcement agencies, establishes hours during which pawnbrokers may be open for business and requires certain bookkeeping practices. Louisiana state law establishes maximum allowable rates of interest on pawn loans of 10% per month. In addition, Louisiana law provides that the pawnbroker may charge a service charge not to exceed 10% per month for all other services. Under the Louisiana statute, no pawnbroker may sell any pledged collateral until the lapse of three months from the time the loan was made. Various municipalities and parishes in the state of Louisiana have adopted additional ordinances and regulations pertaining to pawnshops.
     Georgia. Georgia law requires pawnbrokers to maintain detailed permanent records concerning pawn transactions and to keep them available for inspection by duly authorized law enforcement authorities. The Georgia statute prohibits pawnbrokers from failing to make entries of material matters in their permanent records; making false entries in their records; falsifying, obliterating, destroying, or removing permanent records from their places of business; refusing to allow duly authorized law enforcement officers to inspect their records; failing to maintain records of each pawn transaction for at least four years; accepting a pledge or purchase from a person under the age of 18 or who the pawnbroker knows is not the true owner of the property; making any agreement requiring the personal liability of the pledgor or seller or waiving any of the provisions of the Georgia statute; or failing to return or replace pledged goods upon payment of the full amount due (unless pledged goods have been taken into custody by a court or a law enforcement officer). If pledged goods are lost or damaged while in the possession of the pawnbroker, the pawnbroker must replace the lost or damaged goods with like kinds of merchandise. Under Georgia law, total interest and service charges may not, during each 30-day period of the loan, exceed 25% of the principal amount advanced in the pawn transaction (except that after ninety days from the original date of the loan, the maximum rate declines to 12.5% for each subsequent 30-day period). The statute provides that municipal authorities may license pawnbrokers, define their powers and privileges by ordinance, impose taxes upon them, revoke their licenses, and exercise such general supervision as will ensure fair dealing between the pawnbroker and his customers.
     Although pawnshop regulations vary from state to state to a considerable degree, the regulations summarized above are representative of the regulatory frameworks affecting the Company in the various states in which its operating units are located.
Cash Advance Regulations
     The Company offers cash advance products in most of its pawnshops and in all of its cash advance locations. Each state in which the Company originates cash advance products has specific laws dealing with the conduct of this business. These laws and regulations typically restrict the amount of finance and service charges that may be assessed and limit the customer’s ability to renew or extend these cash advances. In many instances, the regulations also limit the aggregate amount that a provider may advance (and, in some cases, the number of cash advances the provider may make) to any one customer at one time. Providers typically must obtain a separate license from the state licensing authority in order to offer this product. Also, many states have codified military best practices that require cash advance lenders to provide certain rights to borrowers in the military, including not conducting collection activities when the military customer is deployed to combat, not garnishing military wages, not contacting a servicemember’s chain of command in an effort to collect a cash advance, and honoring a base commander’s directives regarding the ability of servicemembers under his/her command to patron certain cash advance locations. The Company must also comply with the various disclosure requirements under the Federal Truth in Lending Act (and Federal Reserve Regulation Z under that Act) in connection with these cash advance transactions.
     As of December 31, 2005 the Company made available cash advance products offered by banks and other third-party lenders in 375 of its 727 locations. The federal banking regulators who supervise the banks’ activities closely scrutinize all aspects of each bank’s cash advance programs. Further, certain state regulators have asserted that the Company must have a license under state law in order to perform the administrative services that it performs for the third parties.

     In addition to the regulators’ activities, certain consumer advocacy groups and federal and state legislators have asserted that laws and regulations governing cash advance products should be tightened in such a way that would severely limit or eliminate the availability of the cash advance product, despite the significant demand for it. The Company, along with other leaders of the cash advance industry opposes such overly restrictive regulation and legislation. Nevertheless, it is possible that some combination of federal and state regulation and legislation could be enacted that could restrict or eliminate the availability of cash advance products at some or all of the Company’s locations.
     As an example of restrictive legislation, the state of Georgia enacted a law in 2004 that, among other things, purported to prohibit a company from serving as an agent in connection with a third-party bank’s offering of cash advances to Georgia consumers if the agent “holds, acquires, or maintains a predominant economic interest in the revenues” generated by the cash advances. The Company serves as an agent for Community State Bank (the “Bank”) in connection with the Bank’s Georgia cash advance program. The Company and the Bank modified their contractual arrangement in 2004 to ensure that the Company’s compensation from the Bank is less than a predominant economic interest in the revenues generated by the Bank’s Georgia cash advances. In a federal lawsuit brought by the Company, the Bank, and several other banks and agents against the Georgia Attorney General and the Georgia Secretary of State, the Company, the Bank and the other plaintiffs sought to enjoin enforcement of the new law. In May 2004, the Federal District Court denied the injunction. The Plaintiffs appealed the denial to the 11th Circuit Court of Appeals. In June 2005, the 11th Circuit Court of Appeals affirmed the decision of the District Court. The Company and the other plaintiffs in the case filed a Petition for Rehearing En Banc with the 11th Circuit Court of Appeals. On December 28, 2005, the 11th Circuit Court of Appeals vacated the ruling previously issued by the 11th Circuit Court of Appeals and agreed to hear the case en banc. As of February 1, 2006, the en banc hearing had not been scheduled.
     As a further example of restrictive legislation, states such as Indiana, Illinois and Michigan have recently enacted cash advance laws that require cash advance lenders to report their customer’s cash advance activities to a state-wide database. Cash advance lenders operating in conjunction with a state-wide database are generally restricted from making cash advance loans to customers who may have a certain amount of cash advances outstanding with other lenders. These database restrictions can have the effect of preventing customers from obtaining the cash advances they need and want. It is possible that legislators and regulators could pursue database or other restrictive legislation in other states, despite the increasing consumer demand for cash advance products. Additional restrictive legislative and regulatory activity surrounding cash advance products, if passed, could also adversely affect the Company’s cash advance business.
     In 2003, the Federal Deposit Insurance Corporation (“FDIC”) adopted guidelines for cash advance programs that apply to all financial institutions under the FDIC’s supervision that offer these programs. The banks that offer cash advances in the Company’s locations are state chartered banks which are supervised by the FDIC. The guidelines describe the FDIC’s expectations for prudent risk management practices for cash advance activities, particularly with regard to capital, allowance for loan losses, and loan classifications. The guidelines also address recovery practices, income recognition, and managing risks associated with third-party relationships, as well as compliance with consumer protection laws. The guidelines form the basis for sound and appropriate regulation of cash advance programs conducted by FDIC-supervised financial institutions. In March 2005, the FDIC issued revised guidelines affecting certain short-term cash advance products offered by FDIC regulated banks. The revised guidance, effective July 1, 2005, permits the banks to provide a customer with this cash advance product for no more than three months in any twelve-month period. With respect to the Company, as of February 1, 2006, the revised guidance directly covers only the single payment cash advance product originated by the Bank in the Company’s Georgia locations.
     In order to continue to meet the demand of consumers for cash advance products and in response to the March 2005 FDIC revised guidelines, the Company began offering the CSO program in Texas, Michigan and Florida in July 2005.

     The Texas Credit Services Organization law governs the CSO program in Texas. Pursuant to this law, an affiliate of the Company, on a location by location basis, must register as a Credit Services Organization with the Texas Secretary of State, pay a registration fee and post a $10,000 surety bond. The Credit Services Organization may, for a fee, help a consumer obtain an extension of credit from an independent third-party lender. The Credit Services Organization must provide the consumer with a disclosure statement and a credit services agreement that describe in detail, among other things, the services the Credit Services Organization will provide to the consumer, the fees the consumer will be charged by the Credit Services Organization for these services, the details of the surety bond and the availability of the surety bond if the consumer believes the Credit Services Organization has violated the law, the consumer’s right to review his or her file, the procedures a consumer may follow to dispute information contained in his or her file, and the availability of non-profit credit counseling services. Additionally, the Credit Services Organization must give a consumer the right to cancel the credit services agreement without penalty within 3 days after the agreement is signed. The Company’s CSO programs in Michigan and Florida are substantially similar to the Company’s CSO program in Texas and the credit services organization laws in Michigan and Florida are generally similar to the credit services organization law in Texas.
     As a further response to the March 2005 FDIC guidelines, in October 2005 the Company began arranging for consumers to obtain multi-payment installment cash advances from third-party commercial banks. As of February 1, 2006, the Company only arranges for customers to obtain multi-payment installment cash advances from third-party commercial banks in the states of Georgia and California. In late February 2006, the FDIC notified FDIC-supervised banks that participate in certain cash advance products through the use of marketers and servicers, including the third-party commercial banks providing cash advances through the Company’s shops in Georgia and California, of its concern with the banks’ potential exposure to high levels of risk associated with these types of cash advances and the FDIC directed the banks either to address these concerns or exit this type of cash advance business. The Company expects to discontinue offering these types of cash advances from third-party commercial banks during the first or second quarter of 2006.
Other Regulatory Matters
     Each pawnshop that sells firearms must comply with the Brady Handgun Violence Prevention Act (the “Brady Act”). The Brady Act requires that federally licensed firearms dealers conduct a background check in connection with any disposition of handguns. In addition, the Company must comply with the longstanding regulations of the Department of the Treasury—Bureau of Alcohol, Tobacco and Firearms that require each pawnshop dealing in guns to maintain a permanent written record of all receipts and dispositions of firearms.
     Under the federal Gramm-Leach-Bliley Act and its underlying regulations, the Company must disclose to its customers its privacy policy and practices, including those relating to the sharing of customers’ nonpublic personal information with third parties. This disclosure must be made to customers when the customer relationship is established and at least annually thereafter. These regulations also require the Company to ensure that its systems are designed to protect the confidentiality of customers’ nonpublic personal information.
     Under the USA PATRIOT Act enacted in 2001, the Company must maintain an anti-money laundering compliance program covering certain of its business activities. The program must include: (1) the development of internal policies, procedures, and controls; (2) designation of a compliance officer; (3) an ongoing employee training program; and (4) an independent audit function to test the program. The United States Department of the Treasury is expected to issue regulations clarifying the requirements for anti-money laundering compliance programs for the pawnbroking and cash advance industries, but as of February 1, 2006 these regulations had not yet been issued.
     In addition to the federal and state statutes and regulations described above, many of the Company’s operating units are subject to municipal ordinances that may require, for example, local licenses or permits and specified recordkeeping procedures, among other things. Most of the Company’s pawnshops voluntarily or pursuant to applicable laws provide to a law enforcement department having jurisdiction daily information on all transactions involving pawn loans and over-the-counter purchases. These information reports are designed to provide the local law enforcement with a detailed description of the goods involved, including serial numbers (if any) and the name and address of the owner obtained from a valid identification card. This information is provided to local law enforcement agencies for processing to determine conflicting claims of rightful ownership. The Company also voluntarily participates with other pawn lenders to provide similar information to a national database available to law enforcement in multiple jurisdictions. Goods held to secure pawn loans or goods purchased that are determined to belong to an owner other than the borrower or seller are subject to recovery by the rightful owner. However, the Company historically has not experienced a material number of claims of this nature, and the claims experienced have not had a material adverse effect on the Company’s results of operations.
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
Executive Officers of the Registrant
     The following sets forth, as of February 23, 2006, certain data concerning the executive officers of the Company, all of whom are elected on an annual basis. There is no family relationship between any of the executive officers.

Name	Age	Position
Daniel R. Feehan	55	Chief Executive Officer and President
Thomas A. Bessant, Jr.	47	Executive Vice President — Chief Financial Officer
Robert D. Brockman	51	Executive Vice President — Administration
Jerry D. Finn	59	Executive Vice President — Pawn Operations
Michael D. Gaston	61	Executive Vice President — Business Development
James H. Kauffman	61	Executive Vice President — Financial Services
Jerry A. Wackerhagen	50	Executive Vice President — Chief Information Officer
     Daniel R. Feehan has been Chief Executive Officer and President since February 2000. He has served as President and Chief Operating Officer since January 1990. He served as Chairman and Co-Chief Executive Officer of Mr. Payroll Corporation from February 1998 to February 1999 before returning to the position of President and Chief Operating Officer of the Company.
     Thomas A. Bessant, Jr. joined the Company in May 1993 as Vice President — Finance and Treasurer. He was elected Senior Vice President — Chief Financial Officer in July 1997 and has served as Executive Vice President — Chief Financial Officer since July 1998. Prior to joining the Company, Mr. Bessant was a Senior Manager in the Corporate Finance Consulting Services Group of Arthur Andersen & Co., S.C. in Dallas, Texas from June 1989 to April 1993. Prior to that time, Mr. Bessant was a Vice President in the Corporate Banking Division of NCNB Texas, N.A., and its predecessor banking corporations, beginning in 1981.
     Robert D. Brockman joined the Company in July 1995 as Executive Vice President — Administration. Prior to that, he served as Vice President — Human Resources of THORN Americas, Inc., the then operator of the Rent-A-Center chain of rent-to-own stores, from December 1986 to June 1995.

     Jerry D. Finn joined the Company in August 1994 and has served in various operations management positions since then, including Division Vice President from January 1995 to July 1997, Division Senior Vice President from July 1997 to April 1998, and Executive Vice President — Pawn Operations since April 1998. Prior to joining the Company, he served as District Supervisor for Kelly-Moore Paint Co. from March 1981 to August 1994.
     Michael D. Gaston joined the Company in April 1997 as Executive Vice President — Business Development. Prior to joining the Company, Mr. Gaston served as President of The Gaston Corporation, a private consulting firm, from 1984 to April 1997, and Executive Vice President of Barkley & Evergreen, an advertising and consulting agency, from 1991 to April 1997.
     James H. Kauffman joined the Company in July 1996 as Executive Vice President — Chief Financial Officer. He served as President — Cash America Pawn from July 1997 to July 1998, and served as Chief Executive Officer of Rent-A-Tire, Inc. from July 1998 until August 2002. He also served as Executive Vice President — International Operations from October 1999 to September 2004. He has served as Executive Vice President — Financial Services since September 2004. Prior to joining the Company, Mr. Kauffman served as President of Keystone Steel & Wire Company, a wire products manufacturer, from July 1991 to June 1996.
     Jerry A. Wackerhagen joined the Company in June 2005 as Executive Vice President — Chief Information Officer. Prior to joining the Company, Mr. Wackerhagen served as Chief Executive Officer of EFT Services, Inc., a consumer financial services company from 2001 to 2005. In 2000, he was Vice President of Sales for Trade Management Company, a joint venture between International Business Machines Corporation, Fluor Corporation and the Royal Bank of Canada. From 1999 to 2000, Mr. Wackerhagen was Vice President and Chief Information Officer at AGL Resources. Prior to that, he served as a Principal at IBM Global Services from 1996 to 1999 and as the Vice President and Chief Information Officer of CMI Industries, Inc. from 1991 to 1996.
ITEM 1A. RISK FACTORS
     Important risk factors that could cause results or events to differ from current expectations are described below. These factors are not intended to be an all-encompassing list of risks and uncertainties that may affect the operations, performance, development and results of the Company’s business.
•	A decreased demand for the Company’s products and specialty financial services and failure of the Company to adapt to such decrease could adversely affect results. Although the Company’s products and services are a staple of its customer base, the demand for a particular product or service may decrease due to a variety of factors, such as the availability of competing products, changes in customers’ financial conditions, or regulatory restrictions that reduce customer access to particular products. Should the Company fail to adapt to a significant change in its customers’ demand for, or access to, its products, the Company’s revenues could decrease significantly. Even if the Company does make adaptations, customers may resist or may reject products whose adaptations make them less attractive or less available. In any event, the effect of any product change on the results of the Company’s business may not be fully ascertainable until the change has been in effect for some time. In particular, the Company has changed, and will continue to change, some of the cash advance products and services it offers due to the revised guidelines issued by the FDIC effective July 1, 2005 and supplemented in February 2006. The long-term impact these changes will have on the Company’s business is not yet certain.

•	Short-term consumer loan services have come under increased regulation and scrutiny. If changes in regulations affecting the Company’s cash advance business create increased restrictions, or have the effect of prohibiting loans in the states where the Company offers short- term consumer loans, such regulations could materially reduce the Company’s cash advance business and limit its expansion into new markets. The Company’s products and services are subject to extensive regulation and supervision under various federal, state and local laws, ordinances and regulations. The Company faces the risk that restrictions or limitations resulting from the enactment, change, or interpretation of laws and regulations could have a negative effect on the Company’s business activities. In particular, short-term consumer loans have come under increased scrutiny and increasingly restrictive regulation in recent years. Some regulatory activity may limit the number of short-term loans that customers may receive or have outstanding, such as the limits prescribed by the FDIC in March 2005 and supplemented in February 2006 and regulations adopted by some states requiring that all borrowers of certain short-term loan products be listed on a database and limiting the number of such loans they may have outstanding. Certain consumer advocacy groups and federal and state legislators have also asserted that laws and regulations should be tightened so as to severely limit, if not eliminate, the availability of this cash advance product to consumers, despite the significant demand for it. Adoption of such federal and state regulation or legislation could restrict, or even eliminate, the availability of cash advance products at some or all of the Company’s locations. See the discussion of Regulation in “Item 1 — Business” for more information about regulations affecting the Company.

•	The failure of third-parties who provide products, services or support to the Company to maintain their products, services or support could disrupt Company operations or result in a loss of revenue. The Company’s cash advance revenues depend in part on the willingness and ability of unaffiliated third party lenders to make loans to its customers. The loss of the relationship with these lenders, and an inability to replace them with new lenders, or the failure of these lenders to maintain quality and consistency in their loan programs, could cause the Company to lose customers and substantially decrease the revenues and earnings of the Company’s cash advance business. The Company makes other non-cash advance products and services provided by various third party vendors available to its customers. If a third-party provider fails to provide its product or service or to maintain its quality and consistency, the Company could lose customers and related revenue from those products or services. The Company also uses third parties to support and maintain certain of its communication systems and computerized point-of-sale and information systems. The failure of such a third party to fulfill its support and maintenance obligations could disrupt the Company’s operations.

•	The Company’s growth is subject to external factors and other circumstances over which the Company has limited control or that are beyond the Company’s control. These factors and circumstances could adversely affect the Company’s ability to grow through the opening and acquisition of new operating units. The Company’s expansion strategy includes the acquiring existing stores and opening new ones. The success of this strategy is subject to numerous external factors, such as the availability of attractive acquisition candidates, the availability of sites with acceptable restrictions and suitable terms, the Company’s ability to attract, train and retain qualified unit management personnel and the ability to obtain required government permits and licenses. Some of these factors are beyond the Company’s control. The failure to execute this expansion strategy would adversely affect the Company’s ability to expand its business and could materially adversely affect its business, prospects, results of operations and financial condition.

•	Increased competition from banks, savings and loans, other short-term consumer lenders, and other entities offering similar financial services, as well as retail businesses that offer products and services offered by the Company, could adversely affect the Company’s results of operations. The Company has many competitors to its core lending and merchandise disposition operations. Its principal competitors are other pawnshops, cash advance companies, consumer finance companies and other financial institutions that serve the Company’s primary customer base. Many other financial institutions or other businesses that do not now offer products or services directed toward the Company’s traditional customer base, many of whom may be much larger than the Company, could begin doing so. Significant increases in the number and size of competitors for the Company’s business could result in a decrease in the number of cash advances or pawn loans that the Company writes, resulting in lower levels of revenues and earnings in these categories. Furthermore, the Company has many competitors to its retail operations, such as retailers of new merchandise, retailers of pre-owned merchandise, other pawnshops, thrift shops, online retailers and online auction sites. Increased competition or aggressive marketing and pricing practices by these competitors could result in decreased revenues, margins and turnover rates in the Company’s retail operations.

•	A sustained deterioration of economic conditions could reduce demand for the Company’s products and services and result in reduced earnings. While the credit risk for most of the Company’s consumer lending is mitigated by the collateralized nature of pawn lending, a sustained deterioration in the economy could adversely affect the Company’s operations through deterioration in performance of its pawn loan or cash advance portfolios, or by reducing consumer demand for the purchase of pre-owned merchandise.

•	Adverse real estate market fluctuations could affect the Company’s profits. The Company leases most of its locations. A significant rise in real estate prices could result in an increase in store lease costs as the Company opens new locations and renews leases for existing locations.

•	Changes in the capital markets or the Company’s financial condition could reduce available capital. The Company regularly accesses the debt capital markets to refinance existing debt obligations and to obtain capital to finance growth. Efficient access to these markets is critical to the Company’s ongoing financial success; however, the Company’s future access to the debt capital markets could become restricted should the Company experience deterioration of its cash flows, balance sheet quality, or overall business or industry prospects.

•	Media reports and public perception of short-term consumer loans as being predatory or abusive could materially adversely affect the Company’s cash advance business. In recent years, consumer advocacy groups and some media reports have advocated governmental action to prohibit or place severe restrictions on short-term consumer loans. The consumer advocacy groups and media reports generally focus on the cost to a consumer for this type of loan, which is higher than the interest typically charged by banks to consumers with better credit histories. Though the consumer advocacy groups and media reports do not discuss the lack of viable alternatives for our customers’ borrowing needs, they do typically characterize these short-term consumer loans as predatory or abusive despite the large customer demand for these loans. If the negative characterization of these types of loans becomes increasingly accepted by consumers, demand for the cash advance products could significantly decrease, which could materially affect the Company’s results of operations and financial condition. Additionally, if the negative characterization of these types of loans becomes increasingly accepted by legislators and regulators, the Company could become subject to more restrictive laws and regulations that could materially adversely affect the Company’s financial condition and results of operations.

•	Other risk factors are discussed under Quantitative and Qualitative Disclosures about Market Risk.

•	Other risks that are indicated in the Company’s filings with the Securities and Exchange Commission may apply as well.
ITEM 1B. UNRESOLVED STAFF COMMENTS
     None.

ITEM 2. PROPERTIES
     As of December 31, 2005, the Company owned the real estate and buildings for seven of its pawnshop locations. The Company’s headquarters are located in a nine-story building adjacent to downtown Fort Worth, Texas. The Company purchased its headquarters building in January 1992. All of the Company’s other locations are leased under non-cancelable operating leases with terms ranging from 3 to 15 years.
     The following table sets forth, as of December 31, 2005, the number of owned pawn and cash advance locations by state. In addition to the locations listed below, the Company operates five owned Mr. Payroll check cashing locations in Texas.

		Cash
	Pawnshop	Advance
	Locations	Locations
Alabama	9	—
Arizona	10	—
California	1	35
Colorado	5	—
Florida	67	—
Georgia	17	—
Illinois	12	—
Indiana	13	33
Kentucky	10	16
Louisiana	20	—
Michigan	—	12
Missouri	16	—
Nevada	26	—
North Carolina	10	—
Ohio	6	135
Oklahoma	15	—
South Carolina	6	—
Tennessee	22	—
Texas	180	55
Utah	7	—
Washington	4	—

Total	456	286

     The Company considers its equipment, furniture and fixtures and owned buildings to be in good condition. The Company has its own construction supervisors who engage local contractors to selectively remodel and upgrade its lending facilities throughout the year.
     The Company’s leases typically require the Company to pay all maintenance costs, insurance costs and property taxes. For additional information concerning the Company’s leases, see Item 8. Financial Statements and Supplementary Data, Note 10 of “Notes to Consolidated Financial Statements.”
ITEM 3. LEGAL PROCEEDINGS
     On August 6, 2004, James E. Strong filed a purported class action lawsuit in the State Court of Cobb County, Georgia against Georgia Cash America, Inc., Cash America International, Inc. (together with Georgia Cash America, Inc., “Cash America”), Daniel R. Feehan, and several unnamed officers, directors, owners and “stakeholders” of Cash America. The lawsuit alleges many different causes of action, among the most significant of which is that Cash America has been making illegal payday loans in Georgia in violation of Georgia’s usury law, the Georgia Industrial Loan Act and Georgia’s Racketeer Influenced and

Corrupt Organizations Act. Community State Bank (“CSB”) has for some time made loans to Georgia residents through Cash America’s Georgia operating locations. The complaint in this lawsuit claims that CSB is not the true lender with respect to the loans made to Georgia borrowers and that its involvement in the process is “a mere subterfuge.” Based on this claim, the suit alleges that Cash America is the “de facto” lender and is illegally operating in Georgia. The complaint seeks unspecified compensatory damages, attorney’s fees, punitive damages and the trebling of any compensatory damages. The Company believes that the claims in this suit are without merit and intends to vigorously defend this lawsuit. Cash America removed the case to the U.S. District Court for the Northern District of Georgia and filed a motion to compel the plaintiff to arbitrate his claim, in addition to denying the plaintiff’s allegations and asserting various defenses to his claim. The court approved a motion by the plaintiff to remand the case to Georgia state court on December 13, 2005. As of February 15, 2006, the entirety of this case is before the State Court of Cobb County, Georgia and the parties are awaiting the State Court’s ruling on certain motions, including a motion to compel arbitration. This case is still at a very early stage, and neither the likelihood of an unfavorable outcome nor the ultimate liability, if any, with respect to this litigation can be determined at this time. In response to the Strong case, and to further assert the Company’s right to arbitrate that dispute, Cash America and CSB filed a separate complaint against Strong on September 7, 2004 in the U.S. District Court for the Northern District of Georgia to compel Strong to arbitrate the claims he asserts in his suit. The court dismissed Cash America’s complaint on February 7, 2006, based on a finding of a lack of subject matter jurisdiction. Cash America is likely to appeal this dismissal.
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
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     There were no matters submitted to the Company’s security holders during the fourth quarter ended December 31, 2005.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
(a) Market for Registrant’s Common Equity
     The New York Stock Exchange is the principal exchange on which Cash America International, Inc. common stock is traded under the symbol “CSH”. There were 645 stockholders of record (not including individual participants in security listings) as of February 13, 2006. The high, low and closing sales prices of common stock as quoted on the composite tape of the New York Stock Exchange and cash dividend declared per share during 2005 and 2004 were as follows:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2005
High	$29.95	$23.55	$21.84	$24.55
Low	21.40	13.45	19.00	19.40
Close	21.93	20.12	20.75	23.19
Cash dividend declared per share	0.025	0.025	0.025	0.025

2004
High	$24.46	$24.33	$24.98	$30.45
Low	18.85	18.60	20.00	23.85
Close	23.05	23.00	24.46	29.73
Cash dividend declared per share	0.0175	0.0175	0.3175	0.0175
     The following table provides information with respect to all compensation plans under which equity securities of the registrant are authorized for issuance as of December 31, 2005:

			Number of securities
			remaining available for
	Number of securities to be		future issuance under
	issued upon exercise of	Weighted-average exercise	equity compensation plans
	outstanding options,	price of outstanding	(excluding securities
	warrants and rights	options, warrants and rights	reflected in column (a))
Plan Name	(a)	(b)	(c)
Equity compensation plans approved by security holders
1987 Stock Option Plan	71,090	9.74	114,303
1989 Directors and Key Employees Plan	—	—	180,000
1994 Long-Term Incentive Plan	1,622,116 (1)	12.11	327,223
2004 Long-Term Incentive Plan (2)	105,127	24.41	744,873
Equity compensation plans not approved by security holders	—	—	—

Total	1,798,323	12.73	1,366,399

(1)	Includes 290,464 restricted stock units to be issued upon vesting with a weighted-average price of $20.18 per share at the dates of grant.

(2)	All restricted stock units. In 2004 the Company began issuing restricted stock units in lieu of stock options.

(c) Issuer Purchases of Equity Securities
     The following table provides the information with respect to purchases made by the Company of shares of its common stock during each of the months in 2005:

				Total Number of	Maximum Number
	Total Number		Average	Shares Purchased as	of Shares that May
	of Shares		Price Paid	Part of Publicly	Yet Be Purchased
Period	Purchased		Per Share	Announced Plan	Under the Plan (1)
January 1 to January 31	2,689	(2)	$26.77	—	518,000
February 1 to February 28	2,531	(2)	29.37	—	518,000
March 1 to March 31	122,658	(2)	24.15	122,000	396,000

Total first quarter	127,878		24.31	122,000

April 1 to April 30	55,832	(2)	15.62	55,000	1,445,000
May 1 to May 31	46,719	(2)	15.65	45,000	1,400,000
June 1 to June 30	9,475	(2)	17.56	8,800	1,391,200

Total second quarter	112,026		15.80	108,800

July 1 to July 31	384	(2)	20.80	—	1,391,200
August 1 to August 31	36,808	(2)	20.25	35,000	1,356,200
September 1 to September 30	20,562	(2)	20.68	20,000	1,336,200

Total third quarter	57,754		20.41	55,000

October 1 to October 31	369	(2)	20.90	—	1,336,200
November 1 to November 30	1,389	(2)	22.35	—	1,336,200
December 1 to December 31	15,435	(2)	23.32	15,000	1,321,200

Total fourth quarter	17,193		23.19	15,000

Total 2005	314,851		$20.37	300,800

(1)	Purchases during the first quarter of 2005 were made under the authorization of July 25, 2002 by the Company’s Board of Directors. On April 20, 2005, the Board of Directors authorized the Company’s repurchase of up to a total of 1,500,000 shares of its common stock and terminated the open market purchase authorization established in 2002. Maximum number of shares that may yet to be purchased represents the shares under the 2005 authorization.

(2)	Includes shares purchased on behalf of participants relating to the Company’s Non-Qualified Savings Plan of 438; 2,531; 658; 832; 1,719; 675; 384; 1,471; 562; 369; 1,389 and 435 for each of the months in 2005, respectively. Also includes 2,251 and 337 shares received as partial tax payments for shares issued under stock-based compensation plans for the months of January and August, respectively.

ITEM 6. SELECTED FINANCIAL DATA
Five-Year Summary of Selected Consolidated Financial Data of Continuing Operations
(Dollars in thousands, except per share data)
(Unuadited)

	Year Ended December 31,
	2005		2004		2003		2002		2001
Statement of Income Data (a)
Total revenue	$594,346		$469,478		$388,635		$350,501		$324,088
Income from operations	$80,712		$61,413		$41,819		$27,872		$21,930
Income from continuing operations before income taxes (b)	$70,882		$55,023		$34,325		$19,313		$12,506
Income from continuing operations	$44,821		$34,965		$22,030		$11,917		$7,281
Income from continuing operations per share:
Basic	$1.53		$1.23		$0.86		$0.49		$0.30
Diluted	$1.48		$1.18		$0.83		$0.48		$0.29
Dividends declared per share	$0.10		$0.37		$0.07		$0.05		$0.05
Weighted average shares:
Basic	29,262		28,402		25,586		24,424		24,643
Diluted	30,206		29,584		26,688		24,841		24,963

Balance Sheet Data at End of Year
Pawn loans (a)	$115,280		$109,353		$81,154		$78,615		$76,742
Cash advances, net (a)	$40,704		$36,490		$28,401		$2,639		$1,695
Merchandise held for disposition, net (a)	$72,683		$67,050		$49,432		$49,564		$60,270
Working capital (a)	$232,556		$209,463		$156,142		$118,619		$121,067
Total assets (a)	$598,648		$555,165		$377,194		$287,006		$299,131
Total debt (a)	$165,994		$166,626		$148,040		$137,000		$159,220
Stockholders’ equity	$374,716		$333,936		$276,473		$192,335		$168,431

Ratio Data at End of Year (a)
Current ratio	4.8	x	4.6	x	4.3	x	4.0	x	3.6	x
Debt to equity ratio	44.3%		49.9%		53.5%		71.2%		94.5%

Owned and Franchised Locations at Year End (a)
Pawn lending operations	464		452		405		409		417
Cash advance operations (c)	286		253		154		2		—
Check cashing operations (d)	136		134		135		135		134

Total	886		839		694		546		551

(a)	In September 2004, the Company sold its foreign pawn lending operations. The amounts for all periods presented have been reclassified to reflect the foreign operations as discontinued operations. In addition, in September 2001, the Company announced plans to exit the rent-to-own business. The amounts for the years 2001 through 2002 also reflect the reclassified rent-to-own business as discontinued operations.

(b)	See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Financial Statements and Supplementary Data” for amounts related to details of discontinued operations for years 2003 through 2005 and the gain from disposal of asset for 2003.

(c)	Includes only cash advance locations.

(d)	Mr. Payroll locations only.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
GENERAL
     The Company is a provider of specialty financial services to individuals in the United States. The Company offers secured non-recourse loans, commonly referred to as pawn loans, to individuals through its pawn lending operations. The pawn loan portfolio generates finance and service charges revenue. A related activity of the pawn lending operations is the disposition of merchandise, primarily collateral from unredeemed pawn loans. As an alternative to a pawn loan, the Company offers unsecured cash advances in selected lending locations and on behalf of third-party banks and other independent third-party lenders in other locations. The Company also provides check cashing and related financial services through many of its cash advance locations and through its franchised and company-owned check cashing centers. Prior to September 7, 2004, the Company also provided financial services to individuals in the United Kingdom and Sweden (the “foreign pawn lending operations”). In September 2004, the Company sold its foreign pawn lending operations. The results of the foreign pawn lending operations have been reclassified as discontinued operations for all of the periods presented. See discussions of Discontinued Operations below and at Note 17 of Notes to Consolidated Financial Statements.
     In December 2004, the Company completed the acquisition of the pawn operating assets of Camco, Inc., which operated under the trade name “SuperPawn” in four states in the western United States. SuperPawn is a 41-store chain based in Las Vegas, Nevada. This transaction provided the Company its initial entry into the western United States for pawn lending activities. Effective August 1, 2003, the Company, through its wholly-owned subsidiary, Cashland Financial Services, Inc. (“Cashland”), completed the purchase of substantially all of the assets of Cashland, Inc., a privately-owned consumer finance company based in Dayton, Ohio. See Note 3 of Notes to Consolidated Financial Statements.
     As of December 31, 2005, the Company had 886 total locations offering products and services to its customers. Management segments its operations into three segments, pawn lending, cash advance and check cashing.
     As of December 31, 2005, the Company’s pawn lending operations consisted of 464 pawnshops, including 456 owned units and 8 unconsolidated franchised units in 21 states in the United States. For the three years ended December 31, 2005, the Company acquired 58 operating units, established 11 locations, and combined or closed 9 locations for a net increase in owned pawn lending units of 60. In addition, 6 franchise locations were either acquired or opened, and 11 were either terminated and/or converted to Company-owned locations.
     At December 31, 2005, the Company’s cash advance operations consisted of 286 cash advance locations in 6 states. For the three-year period ended December 31, 2005, the Company acquired 154 operating units, established 137 locations, and combined or closed 7 locations for a net increase in cash advance locations of 284.
     As of December 31, 2005, the Company’s check cashing operations consisted of 131 franchised and 5 company-owned check cashing centers in 20 states.
DISCONTINUED OPERATIONS
     In September 2004, in order to dedicate its strategic efforts and resources on the growth opportunities of its pawn lending and cash advance activities in the United States, the Company sold its foreign pawn lending operations in the United Kingdom and Sweden to Rutland Partners LLP for approximately $104.9 million cash after paying off the outstanding balance of the multi-currency line of credit, and notes receivable valued at $8.0 million. The Company realized a gain on the sale of $19.0 million ($15.4 million net of related tax). The results of the foreign pawn lending operations have been reclassified as discontinued operations for all periods presented in accordance with the Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” in the accompanying consolidated financial statements. Income from discontinued operations was $6.5 million (excluding gain on the sale) and $8.0 million for 2004 and 2003, respectively. See Note 17 of Notes to Consolidated Financial Statements. Income from discontinued operations of $197,000 for 2005 principally represents a change in the U.S. tax provision on the sale resulting from the final tax adjustments to the 2004 foreign pawn lending operations’ tax returns.
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
     Due to the short-term nature of pawn loans, the Company is able to quickly identify performance trends. For 2005, $138.6 million, or 99.1%, of recorded finance and service charges represented cash collected from customers and the remaining $1.2 million, or 0.9%, represented an increase in the finance and service charges receivable during the year. At the end of the current year and based on the revenue recognition method described above, the Company had accrued $22.0 million of finance and service charges receivable. Assuming the year-end accrual of finance and service charges revenue was over estimated by 10%, finance and service charges revenue would decrease by $2.2 million in 2005 and net income would decrease by $1.4 million. Some or all of the decrease would potentially be mitigated through the profit on the disposition of the related forfeited loan collateral.
Merchandise held for disposition. Merchandise held for disposition consists primarily of forfeited collateral from pawn loans not repaid. The carrying value of the forfeited collateral is stated at the lower of cost (cash amount loaned) or market. Management provides an allowance for shrinkage and valuation based on its evaluation of the merchandise. Because pawn loans are made without the borrower’s personal liability, the Company does not investigate the creditworthiness of the borrower, but evaluates the pledged personal property as a basis for its lending decision. The amount the Company is willing to finance is typically based on a percentage of the pledged personal property’s estimated disposition value. The sources for the Company’s determination of the estimated disposition value are numerous and include the Company’s automated product valuation system as well as catalogues, “blue books”, newspapers, internet research and previous experience with similar items. The Company performs a physical count of its merchandise in each location on a cyclical basis and reviews the composition of inventory by category and age in order to assess the adequacy of the allowance, which was $1.8 million, representing 2.4% of the balance of merchandise held for disposition at December 31, 2005. Adverse changes in the disposition value of the Company’s merchandise may result in the need to increase the valuation allowance.
Allowance for losses on cash advances. The Company maintains an allowance for losses on Company-owned cash advances (including fees and interest) and accrues losses for third-party lender-owned cash advances at a level estimated to be adequate to absorb credit losses in the outstanding combined cash advance portfolio. The cash advance product primarily services a customer base of non-prime borrowers. These advances are typically offered as single payment cash advances over a typical term of 7 to 45 days, however, in certain locations, the Company also arranges for its customers to obtain installment cash advances originated by commercial banks, which are typically payable over a term of 6 months. Cash advances written during each calendar month are aggregated and tracked to develop a performance history. The Company stratifies the outstanding portfolio by age, delinquency and stage of collection when assessing the adequacy of the allowance for losses. Current portfolio performance as well as the performance of cash advances made in the same period twelve months ago and collection history are utilized to develop expected loss rates which are used for the establishment of the allowance. Increased defaults and credit losses may occur during a national or regional economic downturn, or could occur for other reasons, resulting in the need to increase the allowance. Unlike pawn loans, cash advances are unsecured, and the performance of the portfolio depends on the Company’s ability to collect on defaulted loans. The Company believes it effectively manages the risks inherent in this product by utilizing a variety of underwriting criteria, maintaining a customer database of performance and by closely monitoring the performance of the portfolio. Any remaining unpaid balance of a cash advance is charged off once it has been in default for 60 days or sooner if deemed uncollectible. At December 31, 2005, allowance for losses on cash advances was $6.3 million and accrued losses on third-party lender-owned cash advances were $874,000, in aggregate representing 11.2% of the combined cash advance portfolio.
     During fiscal year 2005, the cash advance loss provision, which increases the allowance for loan losses, for the combined cash advance portfolio was $42.8 million and reflects 4.6% of gross combined cash advances written by the Company and third-party lenders. Assuming future loss rates increased, or decreased, by 10% (0.46%) for 2005, the cash advance loss provision would increase, or decrease, by $4.3 million and net income would decrease, or increase, by $2.8 million, assuming the same volume of cash advances written in 2005.
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
Income Taxes. As part of the process of preparing the consolidated financial statements, the Company is required to estimate income taxes in each of the jurisdictions in which it operates. This process involves estimating the actual current tax exposure together with assessing temporary differences in recognition of income for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within the Company’s consolidated balance sheet. Management must then assess the likelihood that the deferred tax assets will be recovered from future taxable income and, to the extent it believes that recovery is not likely, it must establish a valuation allowance. An expense, or benefit, is included within the tax provision in the statement of operations for any increase, or decrease, in the valuation allowance for a given period.
     Management judgment is required in determining the provision for income taxes, the deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets. The Company has recorded a valuation allowance of $65,000 as of December 31, 2005, due to uncertainties related to the ability to utilize the deferred tax assets resulting from capital losses. The valuation allowance is based on Company estimates of capital gains expected to be recognized during the period over which the capital losses may be used to offset such gains. In the event that the Company determined that it would not be able to realize all or part of its other net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to provision for income taxes in the period that such determination was made. Likewise, should the Company determine that it would be able to realize its deferred tax assets in the future in excess of the net recorded amount, an adjustment to the deferred tax assets would reduce the provision for income taxes in the period that such determination was made.
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
     In December 2004, FASB issued Statement No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123R”). SFAS 123R requires that the cost resulting from all share-based payment transactions be recognized in the financial statements over the period during which an employee is required to provide service in exchange for the award. SFAS 123R establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value based method in accounting for share-based transactions with employees. SFAS 123R also amends FASB Statement No. 95, “Statement of Cash Flows,” to require that excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid. SFAS 123R is effective for annual periods that begin after June 15, 2005. The Company does not expect the adoption of SFAS 123R to have a material effect on the Company’s consolidated financial position or results of operations because of the Company’s decision in 2004 to begin granting restricted stock units in lieu of stock options. The value of restricted stock unit grants is generally recognized as expense over the vesting period. See Notes 2 and 15 of Notes to Consolidated Financial Statements.

RESULTS OF CONTINUING OPERATIONS
     The following table sets forth the components of consolidated statements of operations as a percentage of total revenue for the periods indicated.

	Year Ended December 31,
	2005	2004	2003
Revenue
Finance and service charges	23.5%	23.6%	25.9%
Proceeds from disposition of merchandise	50.7	53.3	60.7
Cash advance fees	23.9	21.1	12.1
Check cashing royalties and fees	1.9	2.0	1.3

Total Revenue	100.0	100.0	100.0
Cost of Revenue
Disposed merchandise	30.9	32.8	37.9

Net Revenue	69.1	67.2	62.1

Expenses
Operations	37.1	36.9	36.7
Cash advance loss provision	7.2	5.0	2.8
Administration	7.3	8.5	8.4
Depreciation and amortization	3.9	3.7	3.4

Total Expenses	55.5	54.1	51.3

Income from Operations	13.6	13.1	10.8
Interest expense	(1.8)	(1.7)	(2.3)
Interest income	0.3	0.1	0.1
Foreign currency transaction (loss) gain	(0.2)	0.2	—
Gain from disposal of asset	—	—	0.3

Income from Continuing Operations before Income Taxes	11.9	11.7	8.9
Provision for income taxes	4.4	4.3	3.2

Income from Continuing Operations	7.5%	7.4%	5.7%

     The following table sets forth certain selected consolidated financial and non-financial data as of December 31, 2005, 2004 and 2003, and for each of the three years then ended ($ in thousands) related to the Company’s continuing operations.

	Year Ended December 31,
	2005		2004		2003
PAWN LENDING OPERATIONS:
Pawn loans
Annualized yield on pawn loans	124.8%		131.1%		128.4%
Total amount of pawn loans written and renewed	$438,955		$336,021		$313,264
Average pawn loan balance outstanding	$112,031		$84,283		$78,432
Average pawn loan balance per average location in operation	$251		$211		$199
Ending pawn loan balance per location in operation	$253		$248		$204
Average pawn loan amount at end of year (not in thousands)	$95		$89		$86
Profit margin on disposition of merchandise as a percentage of proceeds from disposition of merchandise	39.0%		38.5%		37.5%
Average annualized merchandise turnover	2.7	x	3.0	x	3.1	x
Average balance of merchandise held for disposition per average location in operation	$151		$130		$122
Ending balance of merchandise held for disposition per location in operation	$159		$151		$124
Pawnshop locations in operation –
Beginning of year, owned	441		398		396
Acquired	9		42		7
Start-ups	7		3		1
Combined or closed	(1)		(2)		(6)

End of year, owned	456		441		398
Franchise locations at end of year	8		11		7

Total pawnshop locations at end of year	464		452		405

Average number of owned pawnshop locations in operation	447		399		394

Cash advances
Total amount of cash advances written (a)	$275,375		$220,303		$172,667
Number of cash advances written (not in thousands) (a)	798,081		675,008		584,690
Average amount per cash advance (not in thousands) (a)	$345		$326		$295
Combined cash advances outstanding (a)	$19,354		$18,318		$16,612
Cash advances outstanding per location at end of year (a)	$44		$43		$35
Cash advances outstanding before allowance for losses (b)	$9,402		$11,301		$11,961
Locations offering cash advances at end of year	441		425		390

Average number of locations offering cash advances	430		391		385

CASH ADVANCE OPERATIONS (c):
Total amount of cash advances written (a)	$654,960		$427,443		$127,851
Number of cash advances written (not in thousands) (a)	1,790,588		1,252,177		380,770
Average amount per cash advance (not in thousands) (a)	$366		$341		$336
Combined cash advances outstanding (a)	$44,921		$33,352		$20,045
Cash advances outstanding per location at end of year (a)	$157		$132		$130
Cash advances outstanding before allowance for losses (b)	$37,611		$29,547		$19,833
Cash advance locations in operation –
Beginning of year	253		154		2
Acquired	1		32		121
Start-ups	34		72		31
Combined or closed	(2)		(5)		—

End of year	286		253		154

Average number of cash advance locations in operation	271		192		70

(Continued on Next Page)

	Year Ended December 31,
	2005	2004	2003
CHECK CASHING OPERATIONS (Mr. Payroll) (d):
Face amount of checks cashed	$1,220,381	$1,132,627	$1,089,364
Gross fees collected	$16,964	$15,660	$15,266
Fees as a percentage of check cashed	1.4%	1.4%	1.4%
Average check cashed (not in thousands)	$386	$372	$358
Centers in operation at end of year	136	134	135

Average centers in operation for the year	136	135	136

(a)	Includes cash advances made by the Company and cash advances made by third-party lenders offered at the Company’s locations.

(b)	Amounts recorded in the Company’s consolidated financial statements.

(c)	Includes only cash advance locations.

(d)	Includes franchised and company-owned locations.
OVERVIEW
Components of Consolidated Net Revenue. Consolidated net revenue is total revenue reduced by the cost of merchandise sold in the period. It represents the income available to satisfy expenses and is the measure management uses to evaluate top line performance. The growth in cash advance fees due to higher balances and the addition of new units, including the acquisition of 32 cash advance locations in southern California and the acquisition of Cashland in August 2004 and 2003, respectively, has increased the comparative contribution from this product to the consolidated net revenue of the Company during 2005 compared to 2004 and 2003. While slightly lower as a percent of total net revenue, pawn related net revenue, consisting of aggregate finance and service charges plus profit on the disposition of merchandise, remains the dominant source of net revenue at 62.7%, 65.6% and 78.5% for 2005, 2004 and 2003, respectively. The following graphs show consolidated net revenue and depict the mix of the components of net revenue for the years ended December 31, 2005, 2004 and 2003:

Contribution to Increase in Net Revenue. Cash advance fees have increased as the result of the growth and development of new cash advance locations, higher average balances outstanding during the year, and the inclusion of Cashland since August 1, 2003. As illustrated below, these increases represented 45.2% of the overall increase from 2004 to 2005 and 70.2% of the Company’s overall increase in net revenue from 2003 to 2004. The increase in pawn related net revenue in the aggregate, combined finance and service charges and profit from the disposition of merchandise, represented 53.2% of the overall increase in net revenue from continuing operations for 2005 compared to 23.7% of the overall increase in net revenue in 2004; due mostly from the inclusion of the SuperPawn locations for all of 2005 compared to only 21 days in 2004 but also due to higher levels of pawn loans in the last half of 2005. Check cashing royalties and fees accounted for 1.6% and 6.1% of the overall increase in net revenue in 2005 and 2004, respectively. These trends are depicted in the following graphs:

Year Ended 2005 Compared to Year Ended 2004
Consolidated Net Revenue. Consolidated net revenue increased $94.9 million, or 30.1%, to $410.5 million during 2005 from $315.6 million during 2004. The following table sets forth 2005 and 2004 net revenue by operating segment ($ in thousands):

	2005	2004	Increase
Pawn lending operations	$298,880	$239,872	$59,008	24.6%
Cash advance operations	107,848	72,154	35,694	49.5
Check cashing operations	3,819	3,586	233	6.5

Consolidated net revenue	$410,547	$315,612	$94,935	30.1%

     Higher revenue from the cash advance product, higher finance and service charges from pawn loans, higher profit from the disposition of merchandise and higher revenue from check cashing operations accounted for the increase in net revenue. The increase in net revenue from pawn lending operations of 24.6% was partially due to the consolidation of the operating results of SuperPawn for the full year in 2005. Excluding the impact of SuperPawn, consolidated net revenue for 2005 was up $49.0 million, or 15.7%, compared to 2004. The growth in net revenue from cash advance operations was enhanced by the growth and development of newly opened cash advance locations and the related increase in cash advance balances within those locations.

     The components of net revenue are finance and service charges from pawn loans, which increased $29.3 million; profit from the disposition of merchandise, which increased $21.3 million; cash advance fees generated both from pawn locations and cash advance locations, which increased $42.8 million; and check cashing royalties and fees generated both from cash advance locations and check cashing locations, which increased $1.5 million.
Finance and Service Charges. Finance and service charges increased $29.3 million, or 26.5%, from $110.5 million in 2004 to $139.8 million in 2005. The increase is primarily due to higher loan balances attributable to the addition of SuperPawn in December 2004. An increase in the average balance of pawn loans outstanding contributed $36.4 million of the increase that was offset by a $7.1 million decrease resulting from the lower annualized yield of the pawn loan portfolio which is a function of the blend in permitted rates for fees and service charges on pawn loans in all operating locations of the Company. The inclusion of the geographic areas of operation of SuperPawn for all of 2005 resulted in a blended yield on pawn loans lower than the prior year. Finance and service charges from same stores (stores that have been open for at least twelve months) increased $1.5 million in 2005 compared to 2004.
     The average balances of pawn loans were 32.9% higher in 2005 than in 2004. The increase in the average balance of pawn loans outstanding was driven by a 27.3% increase in the average number of pawn loans outstanding during 2005 coupled with a 4.4% increase in the average amount per loan. Pawn loan balances at December 31, 2005 were $5.9 million, or 5.4%, higher than at December 31, 2004. Annualized loan yield was 124.8% in 2005, compared to 131.1% in 2004 due to the acquisition of SuperPawn locations which operate in markets with lower statutory rates than the Company’s other locations. Excluding SuperPawn, annualized loan yield would have been up slightly to 131.9%. Same store pawn loan balances at December 31, 2005 were $1.9 million, or 2.3%, higher than at December 31, 2004.
Profit from the Disposition of Merchandise. Profit from the disposition of merchandise represents the proceeds received from the disposition of merchandise in excess of the cost of disposed merchandise. The following table summarizes the proceeds from the disposition of merchandise and the related profit for 2005 as compared to 2004 ($ in thousands):

	Year Ended December 31,
	2005			2004
	Merchan-	Refined		Merchan-	Refined
	dise	Gold	Total	dise	Gold	Total
Proceeds from disposition	$244,659	$56,843	$301,502	$208,571	$41,720	$250,291

Profit on disposition	$102,289	$15,414	$117,703	$83,396	$13,029	$96,425

Profit margin	41.8%	27.1%	39.0%	40.0%	31.2%	38.5%

     While the total proceeds from disposition of merchandise and refined gold increased $51.2 million, or 20.5%, the total profit from the disposition of merchandise and refined gold increased $21.3 million, or 22.1%, primarily due to higher profit margins on the disposition of merchandise. Excluding the effect of the disposition of refined gold, the profit margin on the disposition of merchandise (including jewelry sales) increased to 41.8% in 2005 from 40.0% in 2004 due predominately to a heavier mix of jewelry sales resulting from the addition of SuperPawn. The profit margin on the disposition of refined gold decreased to 27.1% in 2005 compared to 31.2% in 2004 due primarily to a higher average cost that more than offset a higher gold price received on dispositions. Proceeds from disposition of merchandise, excluding refined gold, increased $36.1 million, or 17.3%, in 2005 due primarily to the acquisition of SuperPawn and higher levels of merchandise available for disposition. Proceeds from disposition of refined gold increased $15.1 million, or 36.3%, due primarily to higher market prices for gold and an increase in the volume of refined gold sold. The consolidated merchandise turnover rate decreased to 2.7 times during 2005 from 3.0 times during 2004 primarily as a result of a heavier mix of jewelry items in inventory which historically have a slower turnover rate than other merchandise. Management anticipates that profit margin on the disposition of merchandise in the near term is likely to remain at current levels or decline slightly due to higher inventory levels and the potential of an increased percentage of refined gold sales, which typically have lower gross profit margins, due to recently prevailing higher market values of gold.
     The table below summarizes the age of merchandise held for disposition before valuation allowance at December 31, 2005 and 2004 ($ in thousands). Due to the magnitude of the impact of the SuperPawn stores on the Company’s total merchandise held for disposition, those stores are segmented separately at December 31, 2005 and 2004.

	2005			2004
	Cash	Super-	Total	Cash	Super-	Total
	America	Pawn	Pawn	America	Pawn	Pawn
Merchandise held for 1 year or less —
Jewelry	$33,096	$9,043	$42,139	$29,456	$8,812	$38,268
Other merchandise	22,871	1,916	24,787	20,996	1,832	22,828

	55,967	10,959	66,926	50,452	10,644	61,096

Merchandise held for more than 1 year —
Jewelry	2,652	2,032	4,684	2,253	2,671	4,924
Other merchandise	2,666	207	2,873	2,475	—	2,475

	5,318	2,239	7,557	4,728	2,671	7,399

Total merchandise held for disposition	$61,288	$13,198	$74,483	$55,180	$13,315	$68,495

Jewelry held for 1 year or less	54.0%	68.5%	56.6%	53.4%	66.2%	55.9%
Other merchandise held for 1 year or less	37.3	14.5	33.3	38.0	13.7	33.3
Jewelry held for more than 1 year	4.3	15.4	6.3	4.1	20.1	7.2
Other merchandise held for more than 1 year	4.4	1.6	3.8	4.5	—	3.6

Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Cash Advance Fees. Cash advance fees increased $42.8 million, or 43.2%, to $142.0 million in 2005 as compared to $99.2 million in 2004. The increase was primarily due to the growth and development of new cash advance units and higher average cash advance balances outstanding during 2005. The acquisition of 33 cash advance units since late third quarter of 2004 also contributed to the increase in cash advance fees. As of December 31, 2005, the product was available in 727 lending locations, which included 441 pawnshops and 286 cash advance locations. These lending locations included 375 units that arrange for customers to obtain cash advance products from the independent third-party lenders for a fee. Cash advance fees from same stores increased $29.2 million, or 29.9%, to $126.9 million in 2005 compared to $97.7 million in 2004. Cash advance fees include revenue from the cash advance portfolio owned by the Company and fees paid to the Company for arranging cash advance products from independent third-party lenders for customers. See further discussion in Note 4 of Notes to Consolidated Financial Statements. (Although cash advance transactions may take the form of loans or deferred check deposit transactions, the transactions are referred to throughout this discussion as “cash advances” for convenience.)
     The following table sets forth cash advance fees by operating segment for the years ended December 31, 2005 and 2004 ($ in thousands):

	2005	2004	Increase
Cash advance operations	$100,663	$66,250	$34,413	51.9%
Pawn lending operations	41,405	32,952	8,453	25.7

Total	$142,068	$99,202	$42,866	43.2%

     While cash advance fees in the cash advance operating segment increased 51.9% and 25.7% in the pawn segment, mostly due to the addition of new locations and higher average balances outstanding, increases in expenses, including the cash advance loss provision, have impacted both segments in 2005. The increased expenses offset a portion of the revenue growth. Management believes the operating margins for this segment will improve as the new stores added develop and grow to maturity and the Company places greater emphasis on cash advance loan portfolio performance.

     The amount of cash advances written increased $282.6 million, or 43.6% to $930.3 million in 2005 from $647.7 million in 2004. Included in the amount of cash advances written in 2005 and 2004 were $356.4 million and $238.9 million, respectively, extended to customers by all third-party lenders. The average amount per cash advance increased to $359 from $336 due to changes in permitted loan amounts and adjustments to underwriting. The combined Company and third-party lender portfolios of cash advances generated $150.7 million in revenue during 2005 compared to $106.6 million in 2004. The outstanding combined portfolio balance of cash advances increased $12.6 million, or 24.4%, to $64.3 million at December 31, 2005 from $51.7 million at December 31, 2004. Included in those amounts are $47.0 million and $40.8 million for 2005 and 2004, respectively, which are included in the Company’s consolidated balance sheets. An allowance for losses of $6.3 million and $4.4 million has been provided in the consolidated financial statements for December 31, 2005 and 2004, respectively, which is netted against the outstanding cash advance amounts on the Company’s consolidated balance sheets.
     Cash advance fees related to cash advances originated by all third-party lenders (bank and non-bank) were $52.6 million in 2005 on $356.4 million in cash advances originated by third-party lenders, representing 34.9% of combined cash advance revenue. The cash advance loss provision expense associated with these cash advances was $17.3 million, direct operating expenses, excluding allocated administrative expenses, were $20.6 million, and depreciation and amortization expense was $2.1 million in 2005. Therefore, management estimates that the approximate contribution before interest and taxes on cash advances originated by all third-party lenders in 2005 was $12.6 million. This estimate does not include shared operating costs in pawn locations where the product is offered.
     In March 2005, the Federal Deposit Insurance Corporation (“FDIC”) issued revised guidelines affecting certain short-term cash advance products offered by FDIC regulated banks. The revised guidance applies to the cash advance product that was offered by third-party banks in many of the Company’s locations. The revised guidance, which became effective July 1, 2005, permits the banks to provide a customer with this cash advance product for no more than three months out of a twelve-month period. In order to address the short-term credit needs of customers who no longer had access to the banks’ cash advance product, the Company began offering an alternative short-term credit product in selected markets in 2005. On July 1, 2005, the Company introduced a credit services program (the “CSO program”). Under the CSO program, the Company acts as a credit services organization on behalf of consumers in accordance with applicable state laws. Credit services that the Company provides to its customers include arranging loans with independent third-party lenders, assisting in the preparation of loan applications and loan documents, and accepting loan payments at the location where the loans were arranged. If a Company customer obtains a loan from a third-party lender through the CSO program, the Company, on behalf of its customer, also guarantees the customer’s payment obligations under the loan to the third-party lender. A customer who obtains a loan through the CSO program pays the Company a CSO fee for the credit services, including the guaranty, and enters into a contract with the Company governing the credit services arrangement. Losses on cash advances assigned to the Company or acquired by the Company as a result of its guaranty are the responsibility of the Company. The Company currently offers the CSO program in Texas, Michigan and Florida.
     In July 2005, the Company elected to discontinue offering third-party bank originated cash advances to consumers in Michigan and in January 2006, the Company elected to discontinue offering third-party bank originated cash advances to consumers in Texas, Florida and North Carolina. Consumer demand for bank-originated cash advances in Michigan, Florida and Texas was effectively satisfied by replacing the bank originated cash advance program in those states with the CSO program instituted by the Company in July 2005. Customer acceptance of the cash advance product offered through the CSO program has been substantially the same as that of the cash advance products offered by the third-party banks. In most locations the Company offered both the bank program and the CSO program to customers during the last half of 2005.

     During the third quarter, the Company discontinued offering single payment cash advances originated by third-party banks in California, representing 35 lending locations, and began offering Company-originated cash advances under applicable state law. As an additional service alternative to its customers, during the fourth quarter of 2005 the Company introduced third-party commercial bank originated multi-payment installment cash advances in California and Georgia. As of December 31, 2005, the outstanding principal balance of these bank originated multi-payment installment cash advances was $2.2 million in California and $39,000 in Georgia. The Company expects to discontinue offering bank products in California and Georgia during the first or second quarter of 2006 due principally to its third-party commercial banks’ anticipated response to concerns that the FDIC raised to FDIC-supervised banks in late February 2006 concerning the FDIC’s perception of risks associated with FDIC supervised banks’ origination of certain cash advance products with the assistance of third-party marketers and servicers. In California, upon any discontinuation of the Company’s offering of bank cash advance products, the Company will still serve cash advance consumers by continuing to offer Company-originated cash advance products re-introduced in August 2005 pursuant to state law. The Company is also evaluating whether other alternative products might be available to meet the cash advance demands of its North Carolina and Georgia consumers, but has not yet identified specific alternatives for these markets and is not certain whether or when viable alternatives will be identified.
     The 35 California locations generated $2.4 million in cash advances written and $487,000 (before loss provision) in revenue related to the multi-payment bank-originated cash advances for the fourth quarter ended December 31, 2005. These locations also generated $13.9 million in cash advances written and $1.5 million in revenue related to the Company-originated cash advances during the fourth quarter. Management estimates that revenue levels in 2006 in these 35 California locations will decrease from the levels in the fourth quarter of 2005 due to the elimination of the multi-payment bank-originated cash advance product.
     In North Carolina, represented by 10 pawn lending locations, the Company discontinued offering cash advances on behalf of third-party banks in January 2006, but continues to offer its core pawn services from all of these North Carolina lending locations. In Georgia, represented by 17 pawn lending locations, the Company does not currently have plans to offer an alternative cash advance product upon the anticipated discontinuance of the third-party bank cash advance program, however, the Company will continue to offer its core pawn services from all of these Georgia lending locations. The Georgia and North Carolina markets represented $24.9 million in total revenue for the fiscal year ending December 31, 2005, of which only $1.7 million was attributable to cash advance revenue generated on $16.2 million of cash advances originated by third-party banks during such fiscal year. During the fourth quarter of 2005, these markets represented $7.2 million in total revenue, of which only $223,000 was attributable to cash advance revenue (before loss provision) generated from $2.4 million of cash advances originated by third-party banks. Management estimates that the revenue levels in Georgia and North Carolina markets will be lower going forward due to the discontinuance of the Company arranging for third-party commercial bank originated cash advance products within the pawn lending locations in these markets but does not anticipate a change in pawn related revenue activities in these markets. Pawn related revenue in these markets could increase as customers seek alternative sources of needed credit due to the elimination of cash advance activities.
     Management anticipates continued growth in cash advance fees for fiscal 2006 due to increased consumer awareness and demand for the cash advance product, higher outstanding balances at December 31, 2005 compared to December 31, 2004, and the growth of balances from new units opened in 2004, 2005, and planned openings in 2006. In addition, the Company will receive the benefit of higher realized yields due to the probable elimination of cash advance products offered by third-party commercial banks and any corresponding reduction in the amount of cash advance fee revenue that might otherwise have been attributable to the third-party commercial banks.
Check Cashing Royalties and Fees. Check cashing fees increased $1.5 million to $11.0 million in 2005, or 16.0%, in 2005 from $9.5 million in 2004 due to the growth in cash advance units at the Company’s Cashland locations. Check cashing revenues for the cash advance segment and check cashing segment were $7.2 million and $3.8 million in 2005, and were $5.9 million and $3.6 million in 2004, respectively. The

Company expects to increase fees from check cashing and other services as it adds these products to its pawn lending and cash advance locations that did not offer these services during 2005.
     Operations Expenses. Consolidated operations expenses, as a percentage of total revenue, were 37.1% in 2005 compared to 36.9% in 2004. These expenses increased $47.1 million, or 27.2%, in 2005 compared to 2004. Pawn lending operating expenses increased $32.4 million, or 24.0%, primarily due to the addition of SuperPawn stores in December 2004. Cash advance operating expenses increased $14.7 million, or 39.8%, primarily as a result of the net establishment and acquisition of 33 locations which resulted in higher staffing levels. In addition, increased advertising expenditures for the cash advance products both at the pawnshops and the cash advance locations and growth in expenses in the Company’s collection centers also contributed to the expense increase.
     As a multi-unit operator in the consumer finance industry, the Company’s operations expenses are predominately related to personnel and occupancy expenses. Personnel expenses include base salary and wages, performance incentives, and benefits. Occupancy expenses include rent, property taxes, insurance, utilities, and maintenance. The combination of personnel and occupancy expenses represents 84.4% of total operations expenses in 2005 and 84.2% in 2004. The comparison is as follows ($ in thousands):

		% of		% of
	2005	Revenue	2004	Revenue
Personnel	$125,661	21.1%	$99,267	21.1%
Occupancy	60,376	10.2	46,691	9.9
Other	34,320	5.8	27,319	5.9

Total	$220,357	37.1%	$173,277	36.9%

     Of the $26.4 million, or 26.6%, increase in personnel expense from 2004 to 2005, $13.8 million was attributable to the acquisition of SuperPawn in December 2004. The balance of the increase is due to unit additions during the year, an increase in staffing levels mainly in the collection centers and normal recurring salary adjustments. Of the $13.7 million, or 29.3%, increase in occupancy expenses from 2004 to 2005, $6.9 million is due to the acquisition of SuperPawn. The balance of the increase is primarily due to unit additions. The increase in expenses in the collection centers accounted for $1.4 million, $183,000 and $811,000 of the increase in personnel, occupancy and other operating expenses, respectively.
     Administration Expenses. Consolidated administration expenses, as a percentage of total revenue, were 7.3% in 2005 compared to 8.5% in 2004. The components of administration expenses are as follows ($ in thousands):

		% of		% of
	2005	Revenue	2004	Revenue
Personnel	$29,708	5.0%	$27,781	5.9%
Other	13,519	2.3	12,402	2.6

Total	$43,227	7.3%	$40,183	8.5%

     The increase in administration expenses was principally attributable to increased staffing levels, annual salary adjustments and net unit additions. The increase was partially offset by a decrease of $1.7 million in employee incentive accruals, which are based on the Company’s performance relative to its business plan, and a gain of $408,000 from the settlement of an insurance claim filed in 2004.
Cash Advance Loss Provision. The Company maintains an allowance for losses on cash advances at a level projected to be adequate to absorb credit losses inherent in the outstanding combined cash advance portfolio. The cash advance loss provision is utilized to increase the allowance carried against the outstanding company owned cash advance portfolio as well as expected losses in the third-party lender-owned portfolios. The allowance is based on historical trends in portfolio performance based on the status of the balance owed by the customer with the full amount of the customer’s obligations being completely reserved upon becoming 60 days past due. The cash advance loss provision increased $19.3 million to $42.8 million in 2005, compared to $23.5 million in 2004. Of the total increase, $10.2 million was attributable to the increased volume of cash advances written and $9.1 million was attributable to the increase in loss rate. In addition, the Company transitioned certain customers out of one product into another product in some markets during the last six months of 2005. In some instances the maximum available credit was lower than the customer’s original loan. Management believes that losses related to those customers contributed to the lower recoveries and higher loss rates. The Company also adjusted the terms of its underwriting related to these loans at the end of 2004 to broaden the number of customers who would qualify for a cash advance. Management believes this change led to higher loss rates in 2005. The loss provision as a percentage of cash advances written increased to 4.6% in 2005 from 3.6% in 2004 while actual net charge-offs (charge-offs less recoveries) were 4.3% in 2005 compared to 3.4% in 2004. The loss provision as a percentage of cash advance fees increased to 30.2% in 2005 from 23.7% in 2004. Due primarily to the addition of resources to its collection activities in the latter part of 2005 and ongoing adjustments to underwriting standards, management anticipates that loss rates will plateau, and possibly decline slightly during 2006.
Depreciation and Amortization. Depreciation and amortization expense as a percentage of total revenue was 3.9% in 2005 compared to 3.7% in 2004. Total depreciation and amortization expenses increased $6.2 million, or 36.1%, primarily due to the increase in operating locations and the amortization of certain intangible assets acquired in the SuperPawn and other acquisitions.
Interest Expense. Interest expense as a percentage of total revenue increased to 1.8% in 2005 from 1.7% in 2004. Interest expense increased $2.5 million, or 30.2%, to $10.6 million in 2005 as compared to $8.1 million in 2004. The increase was due to an increase in average debt levels during the year partially due to the acquisition of SuperPawn in December 2004 and also because the Company repaid all debt balances in 2004 under its line of credit following the sale of its European businesses and did not re-borrow until the purchase of SuperPawn. The average amount of debt outstanding increased during 2005 to $168.3 million from $130.0 million during 2004. The effective blended borrowing cost was 6.3% in both 2005 and 2004.
     In December 2005, the Company issued $40.0 million of 6.12% senior unsecured notes, due in December 2015. The notes are payable in six equal annual payments beginning December 2010. Net proceeds received under this agreement were used to reduce the amount outstanding under the $250.0 million bank line of credit.
Interest Income. Interest income increased $972,000 from $642,000 in 2004 to $1.6 million in 2005. Interest income totaling $1.5 million and $473,000 for 2005 and 2004, respectively, were recorded on the subordinated notes received in the sale of the Company’s foreign pawn lending operations.
Foreign Currency Transaction (Gain) Loss. The Company received two notes receivable denominated in Swedish kronor related to the sale of the Company’s foreign pawn lending operations in 2004. Exchange rate changes between the United States dollar and the Swedish kronor resulted in a net loss of $834,000 in 2005 and a gain of $1.1 million in 2004. The 2005 net loss includes offsetting gains of $731,000 resulting from the foreign currency forward contracts totaling 62 million Swedish kronor (approximately $8.0 million at maturity) that were established by the Company in 2005 to minimize the financial impact of currency market fluctuations.
Income Taxes. The Company’s effective tax rate for continuing operations for 2005 was 36.8% as compared to 36.5% for 2004.
Income from Continuing Operations. Income from continuing operations was $44.8 million and $35.0 million for 2005 and 2004, respectively, up 28.2%. Diluted income from continuing operations per share was $1.48 for 2005, as compared to $1.18 for 2004, reflecting a 25.4% increase.

Year Ended 2004 Compared to Year Ended 2003
Consolidated Net Revenue. Consolidated net revenue increased $74.4 million, or 30.9%, to $315.6 million during 2004 from $241.2 million during 2003. The following table sets forth 2004 and 2003 net revenue by operating segment ($ in thousands):

	2004	2003	Increase
Pawn lending operations	$239,872	$216,292	$23,580	10.9%
Cash advance operations	72,154	21,319	50,835	238.5
Check cashing operations	3,586	3,568	18	—

Consolidated net revenue	$315,612	$241,179	$74,433	30.9%

     The increase in consolidated net revenue was partially due to the consolidation of the operating results of Cashland for the entire year for 2004 as compared to only five months for 2003. Excluding the impact of Cashland, net revenue for 2004 was up $31.0 million, or 14.0%, compared to 2003. Higher revenue from the cash advance product, higher finance and service charges from pawn loans, higher profit from the disposition of merchandise and a slight increase in revenue from the Company’s check cashing operations accounted for the increase in net revenue.
     The components of net revenue are finance and service charges from pawn loans, which increased $9.8 million; profit from the disposition of merchandise, which increased $7.9 million; cash advance fees generated both from pawn locations and cash advance locations, which increased $52.2 million; and check cashing royalties and fees, which increased $4.5 million.
Finance and Service Charges. Finance and service charges increased $9.8 million, or 9.8%, from $100.7 million in 2003 to $110.5 million in 2004. An increase in the average balance of pawn loans outstanding contributed $7.5 million of the increase and the higher annualized yield of the pawn loan portfolio resulted in $2.3 million of the increase.
     The average balances of pawn loans were 7.5% higher in 2004 than in 2003. The increase in the average balance of pawn loans outstanding was driven by a 4.3% increase in the average number of pawn loans outstanding during 2004 coupled with a 3.0% increase in the average amount per loan. Management believes the higher average pawn loan balance outstanding is partially attributable to the economic environment affecting the Company’s customers, which was conducive to an increase in loan demand. Pawn loan balances at December 31, 2004 were $28.2 million, or 34.7% higher than at December 31, 2003, principally as a result of the acquisition of SuperPawn in December 2004. Annualized loan yield was 131.1% in 2004, compared to 128.4% in 2003. Favorable changes in the statutory rates and terms of pawn loans in some markets and improved performance of the pawn loan portfolio, including higher redemption rates and a slightly higher concentration of extended or renewed loans in the portfolio, contributed to the higher yield.
Profit from the Disposition of Merchandise. The following table summarizes the proceeds from the disposition of merchandise and the related profit for 2004 as compared to 2003 ($ in thousands):

	Year Ended December 31,
	2004			2003
	Merchan-	Refined		Merchan-	Refined
	dise	Gold	Total	dise	Gold	Total
Proceeds from disposition	$208,571	$41,720	$250,291	$202,358	$33,674	$236,032

Profit on disposition	$83,396	$13,029	$96,425	$79,006	$9,570	$88,576

Profit margin	40.0%	31.2%	38.5%	39.1%	28.5%	37.5%

     Total profit from the disposition of merchandise and refined gold increased $7.8 million, or 8.8%, primarily due to higher profit margins on the disposition of merchandise (from 37.5% in 2003 to 38.5% in 2004) and a 6.1% increase in total proceeds from the disposition of merchandise. Excluding the effect of the disposition of refined gold, the profit margin on the disposition of merchandise increased to 40.0% in 2004 from 39.1% in 2003 due predominately to a heavier mix of jewelry sales. The profit margin on the disposition of refined gold was 31.2% in 2004 compared to 28.5% in 2003 primarily due to the prevailing higher market prices of refined gold in 2004 than in 2003. Proceeds from disposition of merchandise, excluding refined gold, increased $6.3 million for 2004 due primarily to higher levels of merchandise available for disposition and the acquisition of the SuperPawn stores in December 2004. Proceeds from disposition of refined gold increased $8.0 million, or 23.7%, due primarily to higher market prices for gold and an increase in the volume of refined gold sold. The consolidated merchandise turnover rate decreased slightly to 3.0 times during 2004 from 3.1 times during 2003.
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
     The following table sets forth cash advance fees by operating segment for the years ended December 31, 2004 and 2003 ($ in thousands):

	2004	2003	Increase
Cash advance operations	$66,250	$19,938	$46,312	231.0%
Pawn lending operations	32,952	27,017	5,935	22.2

Total	$99,202	$46,955	$52,247	111.1%

     The amount of cash advances written increased $347.1 million, or 115.5% to $647.6 million in 2004 from $300.5 million in 2003. Included in the amount of cash advances written in 2004 and 2003 were $238.9 million and $157.5 million, respectively, extended to customers by the banks. The average amount per cash advance increased to $336 from $311 due primarily to changes in permitted loan amounts and adjustments to underwriting. The combined Company and bank portfolio of cash advances generated $106.6 million in revenue during 2004 compared to $51.2 million in 2003. The outstanding combined portfolio balance of cash advances increased $18.0 million, or 53.4%, to $51.7 million at December 31, 2004 from $33.7 million at December 31, 2003. Included in these amounts are $40.8 million and $31.8 million for 2004 and 2003, respectively, that are included in the Company’s consolidated balance sheets. An allowance for losses of $4.4 million and $3.4 million has been provided in the consolidated financial statements for December 31, 2004 and 2003, respectively, which is netted against the outstanding cash advance amounts on the Company’s consolidated balance sheets.
Check Cashing Royalties and Fees. Check cashing fees for Mr. Payroll remained constant at $3.6 million in 2004. Check cashing revenue for Cashland for 2004 and 2003 was $5.8 million and $1.4 million, respectively. The increase in fees for Cashland is predominantly due to the inclusion of the entire year for 2004 and the growth in the units.
Operations Expenses. Consolidated operations expenses, as a percentage of total revenue, was 36.9% in 2004 compared to 36.7% in 2003. These expenses increased $30.5 million, or 21.3%, in 2004 compared to 2003. Pawn lending operating expenses increased $4.8 million, or 3.7%, primarily due to slightly higher staffing levels and the addition of SuperPawn stores since December 11, 2004. Cash advance operating expenses increased $25.8 million, or 230.8%, primarily as a result of the net increase of 59 cash advance locations. Increased advertising expenditures for the cash advance product also contributed to the expense increase. Cashland accounted for $21.1 million of the increase primarily as a result of the establishment of 40 cash advance locations net of 5 closures and an additional seven months of expenses included for 2004 as compared to 2003 due to the acquisition on August 1, 2003. Check cashing operations accounted for the remaining increase.
     As a multi-unit operator in the consumer finance industry, the Company’s operations expenses are predominately related to personnel and occupancy expenses. Personnel expenses include base salary and wages, performance incentives, and benefits. Occupancy expenses include rent, property taxes and insurance, utilities, and maintenance. The combination of personnel and occupancy expenses represents 84.2% of total operations expenses in 2004 and 86.3% in 2003. The comparison is as follows ($ in thousands):

		% of		% of
	2004	Revenue	2003	Revenue
Personnel	$99,267	21.1%	$83,009	21.4%
Occupancy	46,691	9.9	40,235	10.4
Other	27,319	5.9	19,572	4.9

Total	$173,277	36.9%	$142,816	36.7%

     Of the $16.3 million, or 19.6%, increase in personnel expense from 2003 to 2004, $11.1 million is attributable to the addition of Cashland for twelve months in 2004 versus five months in 2003. The balance of the increase is due to unit additions during the year, an increase in staffing levels, slightly higher incentive expenses as a result of increased operating results, and normal recurring salary adjustments. Of the $6.5 million, or 16.0%, increase in occupancy expenses from 2003 to 2004, $4.3 million is due to the addition of Cashland for twelve months in 2004 versus five months in 2003. The balance of the increase is primarily due to unit additions.
Administration Expenses. Consolidated administration expenses, as a percentage of total revenue, were 8.5% in 2004 compared to 8.4% in 2003. The components of administration expenses are as follows ($ in thousands):

		% of		% of
	2004	Revenue	2003	Revenue
Personnel	$27,781	5.9%	$22,911	5.9%
Other	12,402	2.6	9,608	2.5

Total	$40,183	8.5%	$32,519	8.4%

     These expenses increased $7.7 million, or 23.6%, in 2004 compared to 2003. Cashland accounted for $5.1 million of the increase as a result of an additional seven months of expenses included for 2004 as compared to 2003 due to the acquisition on August 1, 2003. Slightly higher staffing levels also contributed to the expense increase.
Cash Advance Loss Provision. The cash advance loss provision increased $12.7 million to $23.5 million in 2004, compared to $10.8 million in 2003, principally due to the significant increase in the size of the portfolio and the inclusion of Cashland for the full year in 2004, while only five months of operating results were included in 2003. Cashland provided $12.7 million and $3.9 million of the 2004 and 2003 loss provisions, respectively. The loss provision as a percentage of cash advance fees increased to 23.7% in the current year from 22.9% in the prior year. The increase in the loss provision as a percentage of cash advance fees is attributable to an emphasis on broadening the customer base for the payday loan product offered in pawnshops. On average, cash advance locations tend to originate more advances and experience lower loss rates than cash advances originated at pawnshop locations.

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
Interest Expense. Interest expense as a percentage of total revenue declined to 1.7% in 2004 from 2.3% in 2003. Interest expense decreased $669,000, or 8.0%, to $8.1 million in 2004 as compared to $8.8 million in 2003. The decrease was due to the lower debt balances outstanding as a result of the repayment of the outstanding U.S. line of credit upon the sale of the foreign pawn lending operations. The effective blended borrowing cost was 6.3% in 2004 and 6.1% in 2003 as a result of the increase in short-term borrowing rates. The average amount of debt outstanding decreased during 2004 to $130.0 million from $145.4 million during 2003.
Interest Income. Interest income increased $332,000 from $310,000 in 2003 to $642,000 in 2004, primarily due to the interest income totaling $473,000 recorded on the subordinated notes received in the sale of the Company’s foreign pawn lending operations.
Foreign Currency Transaction Gain. The Company received two notes receivable denominated in Swedish kronor in the sale of the Company’s foreign pawn lending operations. Exchange rate changes between the United States dollar and the Swedish kronor resulted in gains of $1.1 million in 2004.
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

LIQUIDITY AND CAPITAL RESOURCES
     The Company’s cash flows and other key indicators of liquidity are summarized as follows ($ in thousands):

	Year Ended December 31,
	2005		2004		2003
Operating activities cash flows	$124,351		$80,672		$69,829
Investing activities cash flows:
Pawn loans	(19,697)		(10,274)		(5,131)
Cash advances	(45,828)		(28,466)		(23,598)
Acquisitions	(19,937)		(122,413)		(45,508)
Property and equipment additions	(27,255)		(28,491)		(16,063)
Proceeds from sale of subsidiaries/non-operating asset	1,016		104,908		1,639
Financing activities cash flows	(8,901)		7,208		28,536
Working capital, excluding discontinued operations	$232,556		$209,463		$156,142
Current ratio	4.8	x	4.6	x	4.3	x
Merchandise turnover	2.7	x	3.0	x	3.1	x
Cash flows from operating activities. Net cash provided by operating activities of continuing operations was $124.4 million for 2005. Net cash generated from the Company’s pawn lending operations, cash advance operations and check cashing operations were $80.5 million, $43.1 million and $830,000, respectively. The improvement in cash flows from operating activities in 2005 as compared to 2004 was primarily due to the improvement in results of pawn lending operations, including the addition of SuperPawn stores and the growth and development of cash advance locations opened in recent periods.
     Historically, the Company’s finance and service charge revenue is highest in the fourth and first fiscal quarters (October through March) due to higher average loan balances. Proceeds from the disposition of merchandise are also generally highest in the Company’s fourth and first fiscal quarters (October through March) due to the holiday season and the impact of tax refunds. The net effect of these factors is that revenues and income from continuing operations typically are highest in the fourth and first fiscal quarters and likewise the Company’s cash flow is generally greatest in these two fiscal quarters.
Cash flows from investing activities. Higher lending activities led to increases in the Company’s investment in pawn loans and cash advances during 2005 that used cash of $19.7 million and $45.8 million, respectively. In addition, the acquisition of the assets of 9 pawnshops and 1 cash advance location along with the final settlements of previous acquisitions of cash advance locations in California and SuperPawn used cash of $19.9 million. The Company also invested $27.3 million in property and equipment in 2005 for the establishment of 7 new pawnshop locations, 34 new cash advance locations, the remodeling of selected operating units and ongoing enhancements to the information technology infrastructure, and other property additions. In addition, the Company received proceeds of $486,000 from asset dispositions and $530,000 from the settlement of the insurance claim filed in 2004.
     Management anticipates that capital expenditures for 2006 will be approximately $40 to $45 million primarily for the establishment of approximately 50 to 60 combined total of new cash advance-only locations and pawnshops, for the remodeling of selected operating units, and for enhancements to communications and information systems. The additional capital required to pursue acquisition opportunities is not included in the estimate of capital expenditures because of the uncertainties surrounding any potential transaction of this nature at this time.
Cash flows from financing activities. During 2005, the Company repaid $21.3 million under its bank lines of credit. The Company reduced its long-term debt by $19.3 million including scheduled principal payments on senior unsecured notes and a $2.5 million prepayment of the 12% subordinated note that was issued in February 2004 as partial consideration of the final payment pursuant to an amended asset purchase agreement. Additional uses of cash included $1.3 million of debt issuance costs, $2.9 million for dividends paid and $6.2 million for the purchase of treasury shares (including $258,000 purchases on behalf of participants relating to the Non-Qualified Savings Plan). On July 25, 2002, the Company’s Board of Directors authorized management to purchase up to 1,000,000 shares of its common stock in the open market (the “2002 authorization”). On April 20, 2005, the Board of Directors authorized the Company’s repurchase of up to a total of 1,500,000 shares of its common stock (the “2005 authorization”) and terminated the 2002 authorization. During 2005, the Company purchased 122,000 shares for an aggregate amount of $2.9 million under the 2002 authorization and 178,800 shares for an aggregate amount of $3.2 million under the 2005 authorization. Management expects to continue to purchase shares of the Company from time to time in the open market, and funding will come from operating cash flow. During 2005, stock options for 225,134 shares were exercised by officers and employees and generated proceeds of $2.2 million of additional equity.
     In December 2005, the Company issued $40.0 million of 6.12% senior unsecured notes, due in December 2015. The notes are payable in six equal annual payments beginning December 2010. Net proceeds received under this agreement were used to reduce the amount outstanding under the $250 million bank line of credit.
     In November 2005, the Company’s Chief Executive Officer adopted a pre-arranged, systematic trading plan to sell company shares pursuant to guidelines specified by Rule 10b5-1 under the Securities and Exchange Act of 1934 and with the Company’s policies with respect to insider sales (the “Plan”). The net proceeds from the Plan will be used to fully repay the Chief Executive Officer’s remaining principal and interest on the related note receivable under a pre-2003 stock loan program. The Company will receive proceeds from the exercise of options and repayment of the receivable while the Plan is being executed, these proceeds are estimated to be approximately $4.4 million.
     In February 2005, the Company amended and restated the existing line of credit agreement to increase the credit limit to $250 million and extend the maturity to February 2010. Interest on the amended line of credit is charged, at the Company’s option, at either LIBOR plus a margin or at the agent’s base rate. The margin on the line of credit varies from 0.875% to 1.875%, depending on the Company’s cash flow leverage ratios as defined in the amended agreement (1.375% at December 31, 2005). The Company also pays a fee on the unused portion ranging from 0.25% to 0.30% (0.25% at December 31, 2005) based on the Company’s cash flow leverage ratios.
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

     The following table summarizes the Company’s contractual obligations of its continuing operations at December 31, 2005, and the effect such obligations are expected to have on its liquidity and cash flow in future periods (in thousands):

	2006	2007	2008	2009	2010	Thereafter	Total
Bank line of credit (1)	$—	$—	$—	$—	$71,137	$—	$71,137
Other long-term debt	16,786	16,786	12,785	8,500	6,667	33,333	94,857
Interest on other long-term debt	6,308	5,066	3,824	3,060	2,448	6,120	26,826
Non-cancelable leases	31,080	25,762	19,478	14,127	7,250	11,709	109,406

Total	$54,174	$47,614	$36,087	$25,687	$87,502	$51,162	$302,226

(1)	Excludes interest obligations under the line of credit agreement. See Note 8 of Notes to Consolidated Financial Statements.
     Management believes that borrowings available ($176.1 million at December 31, 2005) under the credit facilities, cash generated from operations and current working capital of $232.6 million should be sufficient to meet the Company’s anticipated future capital requirements.
Off-Balance Sheet Arrangements with Third Party Lenders
     The Company arranges for consumers to obtain cash advance products from five independent third party lenders through the CSO program. As of December 31, 2005, the CSO program was made available to consumers in 313 of the Company’s lending locations located in the states of Michigan, Florida and Texas. When a consumer executes a credit services agreement with the Company, the Company agrees, for a fee payable to the Company by the consumer, to provide a variety of credit services to the consumer, one of which is to guarantee the consumer’s obligation to repay the loan received by the consumer from the third party lender if the consumer fails to do so.
     The Company also serves as a processing, marketing and servicing agent for cash advances originated by two FDIC insured, state chartered banks. Under the processing, marketing and servicing arrangements with these state chartered banks, the banks pay the Company administrative fees for processing, marketing and servicing the cash advances these lenders make to borrowers. As of December 31, 2005, the third party banks were offering their cash advances in 363 of the Company’s lending locations in Texas, Florida, North Carolina, California and Georgia even though many of these locations offered cash advances through the CSO program as well. However, in January of 2006, the Company elected to discontinue offering the third party banks’ cash advance product in Texas, Florida and North Carolina. The Texas and Florida locations continue to offer the cash advance product through the CSO program. The Company also expects to discontinue offering the third party banks’ cash advance product in its California and Georgia locations during the first or second quarter of 2006. (See further description of the cash advance products in Note 4 of Notes to Consolidated Financial Statements).
     For cash advance products originated by third party lenders, each lender is responsible for evaluating each of its customers’ applications, determining whether to approve a cash advance based on an application and determining the amount of the cash advance. The Company is not involved in the lenders’ cash advance approval processes or in determining the lenders’ approval procedures or criteria. Under the Company’s agreements with the banks, the Company is generally obligated to acquire defaulted cash advances from the banks by purchasing them at a discount upon the default. Under the CSO program, the Company guarantees borrowers’ payment obligations to the third-party lenders and acquires defaulted cash advances from the third party lenders through its guaranty obligations upon default. At December 31, 2005, the outstanding amount of active cash advances and fees receivable originated by third party lenders was $19.5 million, of which $13.4 million were cash advances originated under the CSO program and $6.1 million of which were cash advances originated by third party banks.

     Since the Company may not be successful in collection of these delinquent accounts, the Company’s cash advance loss provision includes amounts estimated to be adequate to absorb credit losses from cash advances in the aggregate cash advance portfolio, including those expected to be assigned to the Company or acquired by the Company as a result of its guaranty obligations. Accrued losses of $874,000 on portfolios owned by the third-party lenders are included in “Accounts payable and accrued expenses” in the consolidated balance sheets. The Company believes that this amount is adequate to absorb credit losses from cash advances expected to be assigned to the Company or acquired by the Company as a result of its guaranty obligations.
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
Interest Rate Risk. Management’s objective is to minimize the cost of borrowing through an appropriate mix of fixed and floating rate debt. Derivative financial instruments, such as interest rate cap agreements, may be used for the purpose of managing fluctuating interest rate exposures that exist from ongoing business operations. In 2005, the Company entered into an interest rate cap agreement with a notional amount of $15.0 million of the Company’s outstanding floating rate line of credit for a term of 24 months at a fixed LIBOR rate of 4.5%. This interest rate cap agreement is perfectly effective at December 31, 2005. The Company had net variable rate borrowings outstanding of $71.1 million and $92.5 million at December 31, 2005 and 2004, respectively. Interest rates on $15.0 million and $12.0 million of the net variable rate borrowings at December 31, 2005 and 2004, respectively, were capped at 4.5% and 4.0%, respectively. If prevailing interest rates were to increase 100 basis points over the rates at December 31, 2005 and 2004, respectively, and the variable rate borrowings outstanding remained constant, the Company’s interest expense would increase by $561,000 and $925,000, and net income after taxes would decrease by $365,000 and $601,000 in 2005 and 2004, respectively. If prevailing interest rates were to decrease 100 basis points from the rates at December 31, 2005 and 2004, respectively, the combined fair values of the Company’s outstanding fixed rate debt ($96.0 million and $76.6 million, respectively) would increase by $3.5 million and $1.8 million as of December 31, 2005 and 2004, respectively.
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
Foreign Exchange Risk. The notes receivable received in the sale of the Company’s foreign operations are subject to the risk of unexpected change in Swedish kronor exchange rates. As a result of fluctuations in Swedish kronor, the Company recorded foreign currency transaction losses of $834,000 (net of a gain of $731,000 on the foreign currency forward contracts) and gains of $1.1 million in 2005 and 2004, respectively. As a result of the establishment of the 62 million Swedish kronor currency forward contracts in mid year 2005 to minimize the market fluctuations, substantially all of the impact of a potential decline in the exchange rate of the Swedish kronor would be offset by the gains realized on those forward contracts. A hypothetical 10% decline in the exchange rate of the Swedish kronor at December 31, 2005 would have decreased net income by $77,000.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Cash America International, Inc.
We have completed integrated audits of Cash America International, Inc.’s 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005, and an audit of its 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.
Consolidated financial statements
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, stockholders’ equity, comprehensive income and cash flows present fairly, in all material respects, the financial position of Cash America International, Inc. and its subsidiaries at December 31, 2005 and December 31, 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
Internal control over financial reporting
Also, in our opinion, management’s assessment, included in the accompanying Report of Management on Internal Control Over Financial Reporting, that the Company maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the criteria established by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
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
/s/ PricewaterhouseCoopers LLP
Fort Worth, Texas
February 23, 2006

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
     Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005. In making its assessment of the effectiveness of the Company’s internal control over financial reporting, management of the Company has utilized the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
     Based on management’s assessment, we concluded that, as of December 31, 2005, the Company’s internal control over financial reporting is effective based on those criteria.
     Our assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in this Form 10-K.

/s/ DANIEL R. FEEHAN	/s/ THOMAS A. BESSANT, JR.

Daniel R. Feehan	Thomas A. Bessant, Jr.
President and Chief Executive Officer	Executive Vice President and
Chief Financial Officer

February 23, 2006	February 23, 2006

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31,
	2005	2004
Assets
Current assets:
Cash and cash equivalents	$18,852	$15,103
Pawn loans	115,280	109,353
Cash advances, net	40,704	36,490
Merchandise held for disposition, net	72,683	67,050
Finance and service charges receivable	22,048	20,458
Other receivables and prepaid expenses	13,406	10,547
Deferred tax assets	11,274	9,293

Total current assets	294,247	268,294
Property and equipment, net	94,856	87,612
Goodwill	174,987	164,073
Intangible assets, net	23,391	24,361
Other assets	11,167	10,825

Total assets	$598,648	$555,165

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$37,217	$33,854
Customer deposits	6,239	5,686
Income taxes currently payable	1,449	2,505
Current portion of long-term debt	16,786	16,786

Total current liabilities	61,691	58,831
Deferred tax liabilities	11,344	10,999
Other liabilities	1,689	1,559
Long-term debt	149,208	149,840

Total liabilities	223,932	221,229

Commitments and contingencies (Note 10)

Stockholders’ equity:
Common stock, $.10 par value per share, 80,000,000 shares authorized, 30,235,164 shares issued	3,024	3,024
Additional paid-in capital	156,557	154,294
Retained earnings	229,975	187,860
Accumulated other comprehensive loss	(5)	—
Notes receivable secured by common stock	(2,488)	(2,488)
Treasury shares, at cost (999,347 shares and 938,386 shares December 31, 2005 and 2004, respectively)	(12,347)	(8,754)

Total stockholders’ equity	374,716	333,936

Total liabilities and stockholders’ equity	$598,648	$555,165

See Notes to Consolidated Financial Statements.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	Year Ended December 31,
	2005	2004	2003
Revenue
Finance and service charges	$139,772	$110,495	$100,699
Proceeds from disposition of merchandise	301,502	250,291	236,032
Cash advance fees	142,068	99,202	46,955
Check cashing royalties and fees	11,004	9,490	4,949

Total Revenue	594,346	469,478	388,635
Cost of Revenue
Disposed merchandise	183,799	153,866	147,456

Net Revenue	410,547	315,612	241,179

Expenses
Operations	220,357	173,277	142,816
Cash advance loss provision	42,834	23,529	10,756
Administration	43,227	40,183	32,519
Depreciation and amortization	23,417	17,210	13,269

Total Expenses	329,835	254,199	199,360

Income from Operations	80,712	61,413	41,819
Interest expense	(10,610)	(8,148)	(8,817)
Interest income	1,614	642	310
Foreign currency transaction (loss) gain	(834)	1,116	—
Gain on disposal of asset	—	—	1,013

Income from Continuing Operations before Income Taxes	70,882	55,023	34,325
Provision for income taxes	26,061	20,058	12,295

Income from Continuing Operations	44,821	34,965	22,030

(Loss) income from discontinued operations before income taxes (including (loss) gain on disposal of $56 for 2005 and $19,023 for 2004)	(56)	28,284	11,809
Provision for income (benefit) taxes (including $3,608 on gain on disposal for 2004)	(253)	6,414	3,803

Income from discontinued operations	197	21,870	8,006

Net Income	$45,018	$56,835	$30,036

Earnings Per Share:
Basic —
Income from continuing operations	$1.53	$1.23	$0.86
Income from discontinued operations	$0.01	$0.77	$0.31
Net income	$1.54	$2.00	$1.17
Diluted —
Income from continuing operations	$1.48	$1.18	$0.83
Income from discontinued operations	$0.01	$0.74	$0.30
Net income	$1.49	$1.92	$1.13
Weighted average common shares outstanding:
Basic	29,262	28,402	25,586
Diluted	30,206	29,584	26,688
Dividends declared per common share	$0.100	$0.370	$0.065
See Notes to Consolidated Financial Statements.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	Year Ended December 31,
	2005		2004		2003
	Shares	Amount	Shares	Amount	Shares	Amount
Common stock
Balance at end of year	30,235,164	$3,024	30,235,164	$3,024	30,235,164	$3,024

Additional paid-in capital
Balance at beginning of year		154,294		141,867		127,819
Reissuance of treasury shares		—		7,298		5,597
Shares issued under stock-based plans		(445)		210		(249)
Stock-based compensation expense		1,677		1,199		14
Tax benefit from exercise of stock options		1,031		3,720		8,686

Balance at end of year		156,557		154,294		141,867

Retained earnings
Balance at beginning of year		187,860		141,642		113,278
Net income		45,018		56,835		30,036
Dividends declared		(2,903)		(10,617)		(1,672)

Balance at end of year		229,975		187,860		141,642

Accumulated other comprehensive income (loss)
Balance at beginning of year		—		7,995		(2,718)
Unrealized derivatives loss		(5)		—		—
Foreign currency translation gain		—		(1,741)		10,713
Sale of subsidiaries		—		(6,254)		—

Balance at end of year		(5)		—		7,995

Notes receivable secured by common stock
Balance at beginning of year		(2,488)		(2,488)		(5,864)
Payments on notes receivable		—		—		3,376

Balance at end of year		(2,488)		(2,488)		(2,488)

Treasury shares at cost
Balance at beginning of year	(938,386)	(8,754)	(2,040,180)	(15,547)	(5,939,794)	(43,204)
Purchases of treasury shares	(298,210)	(6,239)	(184,198)	(4,328)	(198,158)	(2,320)
Reissuance of treasury shares	—	—	578,793	5,264	1,533,333	11,208
Shares issued under stock-based plans	237,249	2,646	707,199	5,857	2,564,439	18,769

Balance at end of year	(999,347)	(12,347)	(938,386)	(8,754)	(2,040,180)	(15,547)

Total Stockholders’ Equity		$374,716		$333,936		$276,493

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Year Ended December 31,
	2005	2004	2003
Net income	$45,018	$56,835	$30,036
Other comprehensive loss —
Unrealized derivative loss, net of tax benefit of $3	(5)	—	—
Foreign currency translation (loss) gain, net of taxes of $0	—	(1,741)	10,713

Total Comprehensive Income	$45,013	$55,094	$40,749

See notes to consolidated financial statements.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2005	2004	2003
Cash Flows from Operating Activities of Continuing Operations:
Net income	$45,018	$56,835	$30,036
Income from discontinued operations	(197)	(21,870)	(8,006)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	23,417	17,210	13,269
Cash advance loss provision	42,834	23,529	10,756
Stock-based compensation expense	1,677	1,199	14
Foreign currency transaction loss (gain)	834	(1,116)	—
Gain on disposal of asset	—	—	(1,013)
Changes in operating assets and liabilities —
Merchandise held for disposition	12,499	4,830	5,907
Finance and service charges receivable	(1,861)	(1,359)	(928)
Other receivables and prepaid expenses	(3,191)	(2,569)	1,530
Accounts payable and accrued expenses	4,264	(5,723)	12,502
Customer deposits, net	461	714	8
Current income taxes, net	229	3,918	4,455
Deferred income taxes, net	(1,633)	5,074	1,299

Net cash provided by operating activities of continuing operations	124,351	80,672	69,829

Cash Flows from Investing Activities of Continuing Operations:
Pawn loans made	(361,077)	(290,013)	(272,388)
Pawn loans repaid	202,015	157,624	149,810
Principal recovered on forfeited loans through dispositions	139,365	122,115	117,447
Cash advances made, assigned or purchased	(624,303)	(447,113)	(181,190)
Cash advances repaid	578,475	418,647	157,592
Acquisitions, net of cash acquired	(19,937)	(122,413)	(45,508)
Purchases of property and equipment	(27,255)	(28,491)	(16,063)
Proceeds from dispositions of assets and insurance claim	1,016	104,908	1,639

Net cash used by investing activities of continuing operations	(111,701)	(84,736)	(88,661)

Cash Flows from Financing Activities of Continuing Operations:
Net (repayments) borrowings under bank lines of credit	(21,346)	24,372	23,611
Issuance of long-term debt	40,000	—	—
Debt issuance costs paid	(1,328)	—	—
Payments on notes payable and other obligations	(19,286)	(8,286)	(12,571)
Change in notes receivable secured by common stock	—	—	2,968
Proceeds from exercise of stock options	2,202	6,067	18,520
Treasury shares purchased	(6,240)	(4,328)	(2,320)
Dividends paid	(2,903)	(10,617)	(1,672)

Net cash (used) provided by financing activities of continuing operations	(8,901)	7,208	28,536

Cash Flows from Discontinued Operations (Revised — See Note 2):
Net cash provided by operating activities of discontinued operations	—	9,022	8,071
Net cash used by investing activities of discontinued operations	—	(6,527)	(6,255)
Net cash used financing activities of discontinued operations	—	(1,905)	(924)

Net cash provided by discontinued operations	—	590	892

Net increase in cash and cash equivalents	3,749	3,734	10,596
Less: Net cash provided by discontinued operations	—	(590)	(892)
Cash and cash equivalents at beginning of year	15,103	11,959	2,255

Cash and cash equivalents at end of year	$18,852	$15,103	$11,959

See notes to consolidated financial statements.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of the Company
     Cash America International, Inc. (the “Company”) is a provider of specialty financial services to individuals in the United States. The Company offers secured non-recourse loans, commonly referred to as pawn loans, to individuals through its pawn lending operations. The pawn loan portfolio generates finance and service charges revenue. A related activity of the lending operations is the disposition of merchandise, primarily collateral from unredeemed pawn loans. As an alternative to a pawn loan, the Company offers unsecured cash advances in selected locations and on behalf of third-party banks and other independent third-party lenders (collectively referred to as “third-party lenders”) in other locations. The Company also provides check cashing and related financial services through many of its cash advance locations and through its franchised and company owned check cashing centers.
     As of December 31, 2005, the Company’s pawn lending operations consisted of 464 pawnshops, including 456 owned units and 8 franchised units in 21 states. Included in the 456 owned units are 41 stores operating under the trade name “SuperPawn”(“SuperPawn”) that the Company acquired in December 2004.
     As of December 31, 2005, the Company’s cash advance operations consisted of 286 locations, including 196 Cashland locations through Cashland Financial Services, Inc. (“Cashland”), a wholly-owned subsidiary, and 90 Cash America Payday Advance locations (collectively referred to as “cash advance locations”).
     As of December 31, 2005, the check cashing operations of Mr. Payroll Corporation (“Mr. Payroll”), a wholly-owned subsidiary, consisted of 131 franchised and 5 company-owned check cashing centers in 20 states.
2. Summary of Significant Accounting Policies
Basis of Presentation • The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.
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
Foreign Currency Translations · Notes receivable and related interest receivable resulting from the sale of the Company’s foreign pawn lending operations are denominated in Swedish kronor. The balances are translated into U.S. dollars at the exchange rates in effect at the balance sheet date. Interest income on the

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

notes is translated at the monthly average exchange rates. All realized and unrealized transaction gains and losses are included in determining net income for the reporting period.
     For the periods prior to the sale of its foreign pawn lending operations, the functional currencies for the foreign subsidiaries were the local currencies. The assets and liabilities of those subsidiaries were translated into U.S. dollars at the exchange rates in effect at each balance sheet date, and the resulting adjustments were accumulated in other comprehensive income (loss) as a separate component of stockholders’ equity. Revenue and expenses were translated at the monthly average exchange rates occurring during each year.
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
     Cash advances provide customers with cash in exchange for a promissory note or other repayment agreement supported by that customer’s personal check or by that customer’s written authorization to debit their account via an Automated Clearing House (“ACH”) transaction for the aggregate amount of the payment due. To repay the cash advance, customers may pay cash, or, as applicable, they may allow the check to be presented for collection, or they may allow their checking account to be debited through an ACH for the amount due. The Company accrues fees and interest on cash advances on a constant yield basis ratably over their terms. For those locations that offer cash advances from third-party banks, the Company receives an administrative service fee for services provided on the banks’ behalf. These fees are recorded in revenue when earned.
     On July 1, 2005, the Company introduced a new cash advance product offered under a credit services program, whereby the Company assists customers in arranging loans for customers from independent third-party lenders. The Company also guarantees the customer’s payment obligations in the event of default if the customer is approved for and accepts the loan. Fees under the credit services program (“CSO fees”) are paid by the borrower to the Company for performing services on behalf of the borrower, including credit services and for agreeing to guarantee, on behalf of the borrower, the borrower’s payment obligations under the loan to the lender. As a result of providing the guaranty, a portion of the CSO fees are accounted for in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). The CSO fees are deferred and amortized over the term of the loan and recorded as cash advance fees in the accompanying consolidated statements of income. The contingent loss on the guaranteed loans is accrued and recorded as a liability. See Note 4.
     The Company records fees derived from its owned check cashing locations and cash advance locations in the period in which the service is provided. Royalties derived from franchise locations are recorded on the accrual basis.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Allowance for Losses on Cash Advances • In order to manage the portfolio of cash advances effectively, the Company utilizes a variety of underwriting criteria, monitors the performance of the portfolio, and maintains an allowance for losses.
     The Company maintains an allowance for losses on cash advances (including fees and interest) at a level estimated to be adequate to absorb credit losses inherent in the outstanding combined Company and third-party lender portfolio (the portion owned by banks and other independent third-party lenders). The allowance for losses on Company-owned cash advances offsets the outstanding cash advance amounts in the consolidated balance sheets. Active third-party lender-originated cash advances that the Company does not have a participation interest in are not included in the consolidated balance sheet. Since losses on cash advances assigned to the Company by the third-party lenders are the Company’s responsibility, an accrual for losses on third-party lender-owned cash advances is maintained and included in “Accounts payable and accrued expenses” in the accompanying consolidated balance sheet. See Note 4.
     Cash advances written during each calendar month are aggregated and tracked to develop a performance history. The Company stratifies the outstanding combined portfolio by age, delinquency, and stage of collection when assessing the adequacy of the allowance for losses. Historical collection performance adjusted for recent portfolio performance trends is utilized to develop expected loss rates, which are used for the establishment of the allowance. Increases in the allowance are created by recording a cash advance loss provision in the consolidated statements of income. The Company charges off all cash advances once they have been in default for 60 days or sooner if deemed uncollectible. Recoveries on losses previously charged to the allowance are credited to the allowance when collected.
     The allowance deducted from the carrying value of cash advances was $6.3 million and $4.4 million at December 31, 2005 and 2004, respectively. The accrual for losses on third-party lender-owned cash advances was $874,000 and $342,000 at December 31, 2005 and 2004, respectively. See Note 4.
Merchandise Held for Disposition and Cost of Disposed Merchandise • Merchandise held for disposition includes merchandise acquired from unredeemed loans, merchandise purchased directly from the public and merchandise purchased from vendors. Merchandise held for disposition is stated at the lower of cost (specific identification) or market. The cost of merchandise, computed on the specific identification basis, is removed from merchandise held for disposition and recorded as a cost of revenue at the time of sale. The Company provides an allowance for valuation and shrinkage based on management’s evaluation of the characteristics of the merchandise. The allowance deducted from the carrying value of merchandise held for disposition amounted to $1.8 million and $1.4 million at December 31, 2005 and 2004, respectively.
Property and Equipment • Property and equipment is recorded at cost. The cost of property retired or sold and the related accumulated depreciation are removed from the accounts, and any resulting gain or loss is recognized in the consolidated statements of income. Depreciation expense is generally provided on a straight-line basis, using the following estimated useful lives:

Buildings and building improvements (1)	7 to 40 years
Leasehold improvements (2)	2 to 15 years
Furniture, fixtures and equipment	3 to 7 years
Computer software	3 to 5 years

(1)	Structural components are depreciated over 30 to 40 years and the remaining building systems and features are depreciated over 7 to 10 years.

(2)	Leasehold improvements are depreciated over the terms of the lease agreements.
Software Development Costs • The Company develops computer software for internal use. Internal and external costs incurred for the development of computer applications, as well as for upgrades and

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

enhancements that result in additional functionality of the applications, are capitalized. Internal and external training and maintenance costs are charged to expense as incurred. When an application is placed in service, the Company begins amortizing the related capitalized software costs using the straight-line method and an estimated useful life varying from 3 to 5 years.
Goodwill and Other Intangible Assets • SFAS No. 142, “Goodwill and Other Intangible Assets”, became effective January 1, 2002, and, as a result, the Company discontinued the amortization of goodwill as of that date. In lieu of amortization, the Company is required to perform an impairment review of goodwill at least annually. The Company completed its reviews during 2003, 2004 and 2005. Based on the results of these tests, management determined that there was no impairment as the respective fair values of each of the Company’s reporting units exceeded their respective carrying amounts. See Note 6.
     The Company amortizes intangible assets with an estimable life on the basis of their expected periods of benefit, generally 2 to 10 years. Accumulated amortization of these intangible assets was $5.1 million and $1.9 million at December 31, 2005 and 2004, respectively.
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
Hedging and Derivatives Activity • As a policy, the Company does not engage in speculative or leveraged transactions, nor does it hold or issue financial instruments for trading purposes. The Company does periodically use derivative financial instruments, such as interest rate cap agreements, for the purpose of managing interest rate exposures that exist from ongoing business operations. In September 2005, the Company entered into an interest rate cap agreement that is designated as a perfectly effective cash flow hedge at inception pursuant to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133), and its corresponding amendments under SFAS No. 138 “Accounting for Certain Derivative Instruments and Certain Hedging Activities – an Amendment of FASB Statement No. 133” (“SFAS 138”) and SFAS No. 149 “Amendment of FASB Statement No. 133 on Derivative and Hedging Activities” (“SFAS 149”). The fair value of the interest rate cap agreement is recognized in the accompanying consolidated balance sheets and changes in its fair value are recognized in accumulated other comprehensive income/loss. The Company also entered into foreign currency forward contracts in 2005 to minimize the effect of market fluctuations. See Note 13. The Company may periodically enter into forward sale contracts with a major gold bullion bank to sell fine gold that is produced in the normal course of business from the Company’s liquidation of forfeited gold merchandise. These contracts are not accounted for as derivatives because they meet the criteria for the normal purchases and normal sales scope exception in SFAS 133.
Advertising Costs • Costs of advertising are expensed at the time of first occurrence. Advertising expense for continuing operations was $12.9 million, $11.2 million and $7.4 million for the years ended December 31, 2005, 2004, and 2003, respectively.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Stock-Based Compensation • The Company accounts for its stock-based employee compensation plans in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), often referred to as the “intrinsic value” based method, and accordingly, no compensation expense has been recognized. In October 1995, FASB issued SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). SFAS 123 encourages expensing the fair value of employee stock options, but allows an entity to continue to account for stock based compensation under APB 25 with disclosures of the pro forma effect on net income had the fair value accounting provisions of SFAS 123 been adopted. In December 2002, SFAS 123 was amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123”. The table below illustrates the effect on net income and earnings per share if the Company had applied SFAS 123 and calculated the fair value of options granted using the Black-Scholes option-pricing model (in thousands, except per share amounts).
     Included in the pro forma amounts below for 2004 and 2003 is the effect of the vesting of 576,547 and 1,021,725 shares, respectively, which accelerated pursuant to the original terms of the options due to price performance of the underlying Company shares. As a result, the pro forma compensation expense of those option shares is reflected in 2004 and 2003, rather than in future years had scheduled vesting occurred during the years 2005 through 2007. No accelerated vesting of stock options occurred during 2005.

	2005	2004	2003
Income from continuing operations — as reported	$44,821	$34,965	$22,030
Deduct: Total stock-based employee compensation expense (a)	65	1,005	4,107

Income from continuing operations — pro forma	$44,756	$33,960	$17,923

Net income — as reported	$45,018	$56,835	$30,036
Deduct: Total stock-based employee compensation expense (a)	65	1,005	4,107

Net income — pro forma	$44,953	$55,830	$25,929

Net income per share —
Basic:
Income from continuing operations — as reported	$1.53	$1.23	$0.86
Income from continuing operations — pro forma	$1.53	$1.20	$0.70
Net income — as reported	$1.54	$2.00	$1.17
Net income — pro forma	$1.54	$1.97	$1.01
Diluted:
Income from continuing operations — as reported	$1.48	$1.18	$0.83
Income from continuing operations — pro forma	$1.48	$1.14	$0.67
Net income — as reported	$1.49	$1.92	$1.13
Net income — pro forma	$1.48	$1.88	$0.97

(a)	Determined under fair value based method for all awards, net of related tax effects. “All awards” refers to awards granted, modified, or settled in fiscal periods beginning after December 15, 1994, that is, options for which the fair value was required to be measured under SFAS 123.
     The pro forma amounts of stock options granted were estimated on the date of grant using the Black-Scholes option-pricing model. No stock options were granted during 2005 and 2004. For options granted during 2003, the following weighted average assumptions were made:

2003
Expected term (years)	8.2
Risk-free interest rate	4.14%
Expected dividend yield	0.54%
Expected volatility	49.5%

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Net Income Per Share • Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding during the year. Diluted net income per share is calculated by giving effect to the potential dilution that could occur if securities or other contracts to issue common shares were exercised and converted into common shares during the year. Units issued under the Company’s restricted stock awards are included in diluted shares upon the granting of the awards even though the vesting of shares will occur over time.
     The following table sets forth the reconciliation of numerators and denominators of basic and diluted earnings per share computations for the years ended December 31, 2005, 2004 and 2003 (in thousands, except per share amounts):

	2005	2004	2003
Numerator:
Income from continuing operations available to common stockholders	$44,821	$34,965	$22,030
Income from discontinued operations available to common stockholders	197	21,870	8,006

Net income available to common shareholders	$45,018	$56,835	$30,036

Denominator:
Weighted average common shares outstanding	29,215	28,401	25,586
Weighted average vested restricted stock units	47	1	—

Total weighted average basic shares	29,262	28,402	25,586
Effect of shares applicable to stock option plans	528	780	1,039
Effect of restricted stock unit compensation plans	352	336	—
Effect of shares applicable to non-qualified savings plan	64	66	63

Total weighted average diluted shares	30,206	29,584	26,688

Basic earnings per share:
Income from continuing operations	$1.53	$1.23	$0.86
Income from discontinued operations	0.01	0.77	0.31

Net income	$1.54	$2.00	$1.17

Diluted earnings per share:
Income from continuing operations	$1.48	$1.18	$0.83
Income from discontinued operations	0.01	0.74	0.30

Net income	$1.49	$1.92	$1.13

     There were no anti-dilutive shares for the years ended December 31, 2005, 2004 and 2003.
Recent Accounting Pronouncements • In May 2005, FASB issued Statement No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”). SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle. It also requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings for that period rather than being reported in an income statement. The statement will be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect the adoption of SFAS 154 to have a material effect on the Company’s consolidated financial position or results of operations.
     In December 2004, FASB issued Statement No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123R”). SFAS 123R requires that the cost resulting from all share-based payment transactions be recognized in the financial statements over the period during which an employee is required to provide service in exchange for the award. SFAS 123R establishes fair value as the measurement objective in

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

accounting for share-based payment arrangements and requires all entities to apply a fair-value based method in accounting for share-based transactions with employees. SFAS 123R also amends FASB Statement No. 95, “Statement of Cash Flows”, to require that excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid. SFAS 123R is effective for annual periods that begin after June 15, 2005. The Company does not expect the adoption of SFAS 123R to have a material effect on the Company’s consolidated financial position or results of operations because of the Company’s decision in early 2004 to begin granting restricted stock units in lieu of stock options. The value of restricted stock unit grants is recognized as expense over the vesting period.
Revised Consolidated Statements of Cash Flows • The Company revised the consolidated statements of cash flows for the years ended December 31, 2004 and 2003, to include the disclosure of operating, investing and financing cash flows related to its discontinued foreign pawn lending operations. Previously, cash flows from discontinued operations were not presented in the consolidated statements of cash flows because cash and other assets of the foreign pawn lending operations were classified as assets of discontinued operations on the consolidated balance sheets. These revisions did not change any of the account balances on the accompanying consolidated balance sheets, consolidated statements of income, or the net increase in cash and cash equivalents from continuing operations included in the consolidated statements of cash flows for the years ended December 31, 2004 and 2003.
3. Acquisitions
     Pursuant to the Company’s business strategy of acquiring existing pawnshop and/or cash advance locations that can benefit from the Company’s centralized management and standardized operations, the Company acquired 9 pawnshops and one cash advance location in purchase transactions for an aggregate purchase price of $19.0 million in 2005. Three of the 9 pawnshops acquired in 2005 were previously franchised locations operated by an entity controlled by the Chairman of the Board of Directors of the Company. See Note 19. In December 2004, the Company acquired substantially all of the pawn operating assets of Camco, Inc., which operated under the trade name “SuperPawn” in four states in the western United States. The transaction provided the Company its initial entry into the western United States for pawn lending activities. The initial aggregate purchase consideration and costs totaled $118.4 million, which consisted of $104.8 million in cash and a payable for $1.5 million that was to be reconciled upon post transaction accounting, 578,793 shares of the Company’s stock valued at $12.6 million and acquisition costs of $1.0 million. After the post transaction accounting reconciliation, the payable for $1.5 million was adjusted and settled for $850,000 in 2005, reducing the final aggregate purchase consideration and costs to $117.7 million. Also in 2004, the Company acquired, in two distinct transactions, the operating assets of 32 cash advance locations in southern California for $14.6 million in cash, and a pawnshop in Florida in November 2004 for $589,000.
     The Company’s June 30, 2003 asset purchase agreement for the purchase of the assets of Cashland, Inc. through Cashland Financial Services, Inc. (“Cashland”), a wholly-owned subsidiary, contained a provision under which the seller could potentially have received additional consideration based upon the future earnings of the business. On February 2, 2004, the parties amended the asset purchase agreement to eliminate that provision and to provide instead for the Company to make a final payment of additional consideration in the amount of $5.4 million. The payment consisted of $2.9 million in cash and a subordinated note for $2.5 million. In June 2005, the Company prepaid the $2.5 million for a total amount of $2.7 million, including accrued interest of $123,000 and a prepayment fee of $75,000.
     All of the amounts of goodwill recorded in the acquisitions are expected to be deductible for tax purposes.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     The following table provides information concerning the acquisitions made by the Company’s continuing operations during 2005, 2004 and 2003 ($ in thousands):

	2005	2004	2003
Number of store acquired:
Pawnshops	9	42	7
Cash advance locations	1	32	121
Check cashing franchise	—	—	1

Purchase price allocated to:
Pawn loans	$3,631	$26,781	$2,506
Finance and service charges receivable	383	3,715	307
Cash advances and fees receivable	34	2,302	12,876
Merchandise held for disposition, net	1,283	13,592	677
Property and equipment	189	7,165	6,514
Goodwill	11,386	65,285	34,673
Non-competition agreements	1,570	5,310	1,170
Customer relationships	575	3,539	2,530
Tradenames	—	4,326	1,000
Licenses	25	7,649	—
Other assets, net of accrued liabilities	(78)	(679)	60

Total purchase price, net of cash acquired	18,998	138,985	62,313
Stock issued in acquisitions	—	(12,562)	(16,805)
Note issued in acquisition	—	(2,500)	—
Final cash settlement for prior year acquisition	850	—	—
Purchase price adjustments for prior year acquisition	159	—	—
Cash consideration payable	(70)	(1,510)	—

Total cash paid for acquisitions	$19,937	$122,413	$45,508

     The following table provides an unaudited condensed pro forma statement of income information on the acquisition of SuperPawn for the year ended December 31, 2004 (in thousands, except per share amounts):

	Year Ended
	December 31, 2004
	As Reported	Pro Forma (a)
Total revenue	$469,478	$536,276
Income from continuing operations	$34,965	$41,829
Income from continuing operations per share:
Basic	$1.23	$1.45
Diluted	$1.23	$1.39

(a)	Pro forma adjustments reflect:
(i)	the inclusion of operating results of Camco, Inc. for the period January 1, 2004 through December 10, 2004, the date of acquisition, for 2004;

(ii)	the elimination of certain general and administrative expenses of Camco, Inc. primarily consisting of compensation and related expenses of Camco, Inc.’s owner and other members of its management team not employed by the Company;

(iii)	the adjustments of depreciable asset bases and lives for property and equipment and amortization of intangible assets acquired by the Company;

(iv)	the additional interest incurred in the acquisition of Camco, Inc.’s operating assets;

(v)	the elimination of bad debt expense on receivables due from a Camco, Inc. affiliate not associated with the core business;

(vi)	the tax effect of Camco, Inc. earnings and net pro forma adjustments at statutory rate of 35%; and

(vii)	the weighted average number of shares of common stock issued in the acquisition of Camco, Inc’s operating assets.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.  Cash Advances, Allowance for Losses and Accruals for Losses on Third-Party Lender-Owned Cash Advances
     The Company offers the cash advance products through its cash advance locations and most of its pawnshops. The cash advance products are generally offered as single payment cash advance loans. These cash advance loans generally have a term of 7 to 45 days and are generally payable on the customer’s next payday. The Company originates cash advances in some of its locations and arranges for customers to obtain cash advances from independent third-party lenders in other Company locations. These third-party lenders are either commercial banks or independent third-party non-bank lenders (collectively, “third-party lenders”). In a cash advance transaction, a customer executes a promissory note or other repayment agreement typically supported by that customer’s personal check or authorization to debit the customer’s checking account via an Automated Clearing House (“ACH”) transaction. Customers may repay the cash advance either with cash, by allowing their check to be presented for collection, or by allowing their checking account to be debited via an ACH transaction for the amount due.
     For single payment cash advances originated by independent non-bank third-party lenders, the Company introduced a credit services program (the “CSO program”) on July 1, 2005, under which the Company acts as a credit services organization on behalf of consumers in accordance with applicable state laws. Credit services that the Company provides to its customers include arranging loans with independent third-party lenders, assisting in the preparation of loan applications and loan documents, and accepting loan payments at the location where the loans were arranged. If a customer obtains a loan from an independent non-bank third-party lender through the CSO program, the Company, on behalf of the customer, also guarantees the customer’s payment obligations under the loan to the third-party lender. A customer who obtains a loan through the CSO program pays the Company a fee for the credit services, including the guaranty, and enters into a contract with the Company governing the credit services arrangement. Losses on cash advances acquired by the Company as a result of its guaranty obligations are the responsibility of the Company. As of February 1, 2006, the Company offered the CSO program in Texas, Michigan and Florida.
     For cash advances originated by commercial banks, the banks sell participation interests in the bank-originated cash advances to third parties, and the Company purchases sub-participation interests in certain of those participations. The Company also receives an administrative fee for its services. In order to benefit from the use of the Company’s collection resources and proficiency, the banks assign cash advances unpaid after their payment due date to the Company at a discount from the amount owed by the borrower. The Company introduced a third-party commercial bank originated multi-payment installment cash advance product at 52 locations in California and Georgia during the fourth quarter of 2005.
     In January 2006, the Company discontinued offering third-party bank originated cash advances to its Texas, Florida and North Carolina customers. It has expanded its CSO program in Florida and Texas to meet customer demand for cash advances in those states.
     If the Company collects a delinquent amount owed by the customer that exceeds the amount assigned by the banks or acquired by the Company as a result of its guaranty to third-party lenders, the Company is entitled to the excess and recognizes it in income when collected. Since the Company may not be successful in collection of these delinquent accounts, the Company’s cash advance loss provision includes amounts estimated to be adequate to absorb credit losses from cash advances in the aggregate cash advance portfolio, including those expected to be assigned to the Company or acquired by the Company as a result of its guaranty obligations. The accrued losses on portfolios owned by the third-party lenders are included in “Accounts payable and accrued expenses” in the consolidated balance sheets.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     Cash advances outstanding at December 31, 2005 and 2004, were as follows (in thousands):

	2005	2004
Originated by the Company
Active cash advances and fees receivable	$32,207	$23,967
Cash advances and fees in collection	7,510	5,376

Total originated by the Company	39,717	29,343

Originated by third-party lenders (1)
Active cash advances and fees receivable	19,548	17,532
Cash advances and fees in collection	5,010	4,795

Total originated by third-party lenders (1)	24,558	22,327

Combined gross portfolio	64,275	51,670

Less: Elimination of cash advances owned by third-party lenders	16,912	10,150
Less: Discount on cash advances assigned by third-party lenders	350	672

Company-owned cash advances and fees receivable, gross	47,013	40,848
Less: Allowance for losses	6,309	4,358

Cash advances and fees receivable, net	$40,704	$36,490

(1)	Amounts showing as originated by third-party lenders include $8,874 (which includes $6,590 single payment bank cash advance program balance offerings predominately discontinued in January 2006 and $2,284 of multi-payment installment bank cash advance program balance expected to be discontinued later in 2006) and $22,327 originated by commercial banks for 2005 and 2004, respectively.
     Changes in the allowance for losses for the years ended December 31, 2005, 2004 and 2003 were as follows (in thousands):

	2005	2004	2003
Company-owned cash advances

Balance at beginning of year	$4,358	$3,393	$1,319
Cash advance loss provision	42,302	23,242	11,130
Charge-offs	(50,145)	(29,833)	(12,453)
Recoveries	9,794	7,556	3,397

Balance at end of year	$6,309	$4,358	$3,393

Accrual for third-party lender-owned cash advances

Balance at beginning of year	$342	$55	$429
Increase/(decrease) in loss provision	532	287	(374)

Balance at end of year	$874	$342	$55

Combined statistics

Combined cash advance loss provision	$42,834	$23,529	$10,756
Charge-offs, net of recoveries	$40,351	$22,277	$9,056
Combined cash advances written	$930,335	$647,746	$300,518
Combined cash advance loss provision as a % of combined cash advances written	4.6%	3.6%	3.6%
Charge-offs (net of recoveries) as a % of combined cash advances written	4.3%	3.4%	3.0%
Combined allowance for losses and accrued third-party lender losses as a % of combined gross portfolio	11.2%	9.1%	10.2%
     Cash advances assigned to the Company for collection were $67.6 million and $45.9 million for 2005 and 2004, respectively. The Company’s participation interest in third-party lender originated cash advances at December 31, 2005 and 2004 was $2.6 million and $7.4 million, respectively.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Property and Equipment
     Major classifications of property and equipment at December 31, 2005 and 2004 were as follows (in thousands):

	2005			2004
		Accumulated			Accumulated
	Cost	Depreciation	Net	Cost	Depreciation	Net
Land	$5,014	$—	$5,014	$3,263	$—	$3,263
Buildings and leasehold improvements	116,307	(57,228)	59,079	107,124	(50,860)	56,264
Furniture, fixtures and equipment	67,076	(40,910)	26,166	57,456	(33,734)	23,722
Computer software	21,229	(16,632)	4,597	19,350	(14,987)	4,363

Total	$209,626	$(114,770)	$94,856	$187,193	$(99,581)	$87,612

     The Company recognized depreciation expense of $20.1 million, $15.9 million and $12.5 million during 2005, 2004 and 2003, respectively.
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
     Goodwill • Changes in the carrying value of goodwill for the years ended December 31, 2005 and 2004, were as follows (in thousands):

	Pawn	Cash	Check
	Lending	Advance	Cashing	Consolidated
Balance as of January 1, 2005, net of amortization of $20,788	$114,341	$44,422	$5,310	$164,073
Acquisitions	11,196	190	—	11,386
Adjustments	(478)	6	—	(472)

Balance as of December 31, 2005	$125,059	$44,618	$5,310	$174,987

Balance as of January 1, 2004, net of amortization of $20,788	$65,934	$27,840	$5,310	$99,084
Acquisitions	48,425	16,860	—	65,285
Adjustments	(18)	(278)	—	(296)

Balance as of December 31, 2004	$114,341	$44,422	$5,310	$164,073

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Acquired Intangible Assets • Acquired intangible assets that are subject to amortization as of December 31, 2005 and 2004, were as follows (in thousands):

	2005			2004
		Accumulated			Accumulated
	Cost	Depreciation	Net	Cost	Depreciation	Net
Non-competition agreements	$8,555	$(1,888)	$6,667	$7,085	$(680)	$6,405
Customer relationships	6,644	(3,098)	3,546	6,069	(1,197)	4,872
Other	269	(91)	178	179	(70)	109

Total	$15,468	$(5,077)	$10,391	$13,333	$(1,947)	$11,386

     Non-competition agreements are amortized over the applicable terms of the contracts. Customer relationships are generally amortized over five to six years based on the pattern of economic benefits provided. At December 31, 2005, tradenames of $4.3 million and $1.0 million obtained in the acquisition of SuperPawn and Cashland, respectively, and licenses of $7.6 million primarily obtained in the SuperPawn and other acquisitions are not subject to amortization.
     Amortization • Amortization expense for the acquired intangible assets is as follows (in thousands):
     Actual amortization expense for the year ended December 31:

2005	$3,230
2004	1,315
2003	600
     Estimated future amortization expense for the years ended December 31:

2006	$2,984
2007	2,501
2008	1,999
2009	1,502
2010	399
7. Accounts Payable and Accrued Expenses
     Accounts payable and accrued expenses at December 31, 2005 and 2004, were as follows (in thousands):

	2005	2004
Trade accounts payable	$7,989	$8,560
Accrued taxes, other than income taxes	3,912	2,577
Accrued payroll and fringe benefits	16,784	15,077
Accrued interest payable	1,854	2,540
Purchase consideration payable	70	1,510
Accrual for losses on third-party lender-owned cash advances	874	342
Other accrued liabilities	5,734	3,248

Total	$37,217	$33,854

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Long-term Debt
     The Company’s long-term debt instruments and balances outstanding at December 31, 2005 and 2004, were as follows (in thousands):

	2005	2004
Line of credit due 2010	$71,137	$92,483
6.12% senior unsecured notes due 2015	40,000	—
7.20% senior unsecured notes due 2009	34,000	42,500
7.10% senior unsecured notes due 2008	12,857	17,143
8.14% senior unsecured notes due 2007	8,000	12,000
12.0% subordinated note due 2014	—	2,500

Total debt	165,994	166,626
Less current portion	16,786	16,786

Total long-term debt	$149,208	$149,840

     In February 2005, the Company amended and restated the existing line of credit agreement to increase the credit limit to $250 million and extend the maturity to February 2010. Interest on the amended line of credit is charged, at the Company’s option, at either LIBOR plus a margin or at the agent’s base rate. The margin on the line of credit varies from 0.875% to 1.875% (1.375% at December 31, 2005), depending on the Company’s cash flow leverage ratios as defined in the amended agreement. The Company also pays a fee on the unused portion ranging from 0.25% to 0.30% (0.25% at December 31, 2005) based on the Company’s cash flow leverage ratios. The weighted average interest rate (including margin) on the line of credit at December 31, 2005 was 5.85%. On September 30, 2005, the Company entered into an interest rate cap agreement with a notional amount of $15.0 million of the Company’s outstanding floating rate line of credit for a term of 24 months at a fixed rate of 4.5%. This interest rate cap agreement was designated as a perfectly effective cash flow hedge at inception. See Note 13.
     In December 2005, the Company issued $40.0 million of 6.12% senior unsecured notes, due in December 2015. The notes are payable in six equal annual payments beginning December 2010. Net proceeds received from the issuance of the notes were used to reduce the amount outstanding under the Company’s bank line of credit.
     In connection with the sale of the foreign pawn lending operations and the acquisition of SuperPawn in 2004, the Company entered into agreements to amend certain terms and calculations of covenants under the line of credit, and the 8.14%, 7.10%, and 7.20% senior notes. The credit agreements governing the line of credit and the senior unsecured notes require the Company to maintain certain financial ratios. The Company is in compliance with all covenants or other requirements set forth in its credit agreements.
     In June 2005, the Company prepaid the 12% subordinated note due 2014 for a total amount of $2.7 million, including accrued interest of $123,000 and a prepayment fee of $75,000. The note was issued in February 2004, as partial consideration of the final payment pursuant to an amended asset purchase agreement.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     As of December 31, 2005, annual maturities of the outstanding long-term debt, including the Company’s line of credit, for each of the five years after December 31, 2005 are as follows (in thousands):

2006	$16,786
2007	16,786
2008	12,785
2009	8,500
2010	77,804
Thereafter	33,333

$165,994

9. Income Taxes
     The components of the Company’s deferred tax assets and liabilities as of December 31, 2005 and 2004, were as follows (in thousands):

	2005	2004
Deferred tax assets:
Allowance for valuation of merchandise held for disposition	$402	$278
Tax over book accrual of finance and service charges	4,752	4,349
Allowance for cash advance losses	2,515	1,639
Valuation of notes receivable — sale of discontinued operations	1,565	1,165
Deferred compensation	3,037	2,102
Net capital losses	180	356
Other	1,089	1,271

Total deferred tax assets	13,540	11,160
Valuation allowance for deferred tax assets	(65)	(225)

Deferred tax assets, net	13,475	10,935

Deferred tax liabilities:
Amortization of acquired intangibles	8,505	5,861
Property and equipment	4,169	5,928
Other	871	852

Total deferred tax liabilities	13,545	12,641

Net deferred tax liabilities	$(70)	$(1,706)

Balance sheet classification:
Current deferred tax assets	$11,274	$9,293
Non-current deferred tax liabilities	(11,344)	(10,999)

Net deferred tax liabilities	$(70)	$(1,706)

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     The components of the provision for income taxes and the income to which it relates for the years ended December 31, 2005, 2004 and 2003 are shown below (in thousands):

	2005	2004	2003
Income from continuing operations before income taxes	$70,882	$55,023	$34,325

Current provision:
Federal	$26,291	$13,887	$10,229
State and local	1,401	1,097	767

	27,692	14,984	10,996

Deferred provision (benefit):
Federal	(1,845)	5,008	1,326
State and local	214	66	(27)

	(1,631)	5,074	1,299

Total provision	$26,061	$20,058	$12,295

     The effective tax rate on income from continuing operations differs from the federal statutory rate of 35% for the following reasons ($ in thousands):

	2005	2004	2003
Tax provision computed at the federal statutory income tax rate	$24,809	$19,258	$12,014
State and local income taxes, net of federal tax benefits	1,050	756	481
Valuation allowance	(123)	(166)	(487)
Other	325	210	287

Total provision	$26,061	$20,058	$12,295

Effective tax rate	36.8%	$36.5%	35.8%

     As of December 31, 2005, the Company had net capital loss carryovers of $513,000, principally related to a previous investment. These losses may only be used to offset net capital gains. Any unused losses expire in 2006 through 2007. The deferred tax valuation allowances at December 31, 2005 and 2004 were provided to reduce deferred tax benefits of capital losses that the Company does not expect to realize. During 2005 and 2004, the Company reduced the valuation allowance by $160,000 and $7.0 million, respectively, as a result of capital gains arising during those years or expected to arise in the carryforward years. The decrease in the valuation allowance during 2005 and 2004 includes $37,000 and $6.8 million, respectively, attributable to gains recognized on disposal of discontinued foreign operations. The tax benefit resulting from that portion of the decrease reduced the tax provision on the gain from disposal of discontinued foreign operations (see Note 17).
10. Commitments and Contingencies
Leases • The Company leases certain of its facilities under operating leases with terms ranging from 3 to 15 years and certain rights to extend for additional periods. Future minimum rentals due under non-cancelable leases for continuing operations are as follows for each of the years ending December 31 (in thousands):

2006	$31,080
2007	25,762
2008	19,478
2009	14,127
2010	7,250
Thereafter	11,709

Total	$109,406

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     Rent expense for continuing operations was $32.6 million, $24.7 million and $21.2 million for 2005, 2004 and 2003, respectively.
Guarantees • The Company guarantees borrowers’ payment obligations to third-party lenders. At December 31, 2005, the amount of cash advances, excluding the Company’s participation interest, guaranteed by the Company was $16.9 million. Of which $13.4 million was cash advances originated by third-party lenders under the CSO program and $3.5 million was cash advances originated by third-party banks. The fair value of the liability related to these guarantees of $874,000 was included in the “Accounts payable and accrued expenses” in the accompanying financial statements.
     The Company guarantees obligations under certain operating leases for the premises related to 22 stores sold in June 2002 from a discontinued operating segment. In the event the buyer is unable to perform under the operating leases, the Company’s maximum aggregate potential obligation under these guarantees was approximately $686,000 at December 31, 2005. This amount is reduced dollar-for-dollar by future amounts paid on these operating leases by the buyer. In the event that the buyer fails to perform and the Company is required to make payments under these leases, the Company will seek to mitigate its losses by subleasing the properties or buying out of the leases.
Litigation • On August 6, 2004, James E. Strong filed a purported class action lawsuit in the State Court of Cobb County, Georgia against Georgia Cash America, Inc., Cash America International, Inc. (together with Georgia Cash America, Inc., “Cash America”), Daniel R. Feehan, and several unnamed officers, directors, owners and “stakeholders” of Cash America. The lawsuit alleges many different causes of action, among the most significant of which is that Cash America has been making illegal payday loans in Georgia in violation of Georgia’s usury law, the Georgia Industrial Loan Act and Georgia’s Racketeer Influenced and Corrupt Organizations Act. Community State Bank (“CSB”) has for some time made loans to Georgia residents through Cash America’s Georgia operating locations. The complaint in this lawsuit claims that CSB is not the true lender with respect to the loans made to Georgia borrowers and that its involvement in the process is “a mere subterfuge.” Based on this claim, the suit alleges that Cash America is the “de facto” lender and is illegally operating in Georgia. The complaint seeks unspecified compensatory damages, attorney’s fees, punitive damages and the trebling of any compensatory damages. The Company believes that the claims in this suit are without merit and intends to vigorously defend this lawsuit. Cash America removed the case to the U.S. District Court for the Northern District of Georgia and filed a motion to compel the plaintiff to arbitrate his claim, in addition to denying the plaintiff’s allegations and asserting various defenses to his claim. The court approved a motion by the plaintiff to remand the case to Georgia state court on December 13, 2005. As of February 15, 2006, the entirety of this case is before the State Court of Cobb County, Georgia and the parties are awaiting the State Court’s ruling on certain motions, including a motion to compel arbitration. This case is still at a very early stage, and neither the likelihood of an unfavorable outcome nor the ultimate liability, if any, with respect to this litigation can be determined at this time. In response to the Strong case, and to further assert the Company’s right to arbitrate that dispute, Cash America and CSB filed a separate complaint against Strong on September 7, 2004 in the U.S. District Court for the Northern District of Georgia to compel Strong to arbitrate the claims he asserts in his suit. The court dismissed Cash America’s complaint on February 7, 2006, based on a finding of a lack of subject matter jurisdiction. Cash America is likely to appeal this dismissal.
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

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Stockholders’ Equity
     During 2005 and 2004, the Company received net proceeds totaling $2.2 million and $6.1 million from the exercise of stock options for 225,134 and 707,199 shares, respectively. The Company issued 578,793 and 1,533,333 treasury shares valued at $12.6 million and $16.8 million, respectively, in connection with the acquisitions of SuperPawn in 2004 and Cashland in 2003.
     The Company received 2,588 shares during 2005 of its common stock valued at $67,000 as partial payment of taxes for shares issued under stock-based compensation plans and 5,605 shares during 2004 valued at $130,000 for the payment of stock exercise price.
     On April 20, 2005, the Company’s Board of Directors authorized management to purchase up to a total of 1,500,000 shares of its common stock and terminated the open market purchase authorization established on July 25, 2002. The following table summarizes the aggregate shares purchased under these plans during each of the three years ended December 31:

	2005	2004	2003
Shares purchased:
Under 2002 authorization	122,000	173,200	199,800
Under 2005 authorization	178,800	—	—

Total shares purchased	300,800	173,200	199,800

Aggregate amount (in thousands)	$6,130	$3,976	$2,281
Average price paid per share	$20.38	$22.96	$11.42
     Periodically, shares are purchased in the open market on behalf of participants relating to the Non-Qualified Savings Plan. Certain amounts are subsequently distributed or transferred to participants’ 401(k) account annually based on results of the plan’s administration testing results. Activities during each of the three years ended December 31 are summarized as follows:

	2005	2004	2003
Purchases:
Number of shares	11,463	13,355	13,756
Aggregate amount (in thousands)	$258	$315	$173
Distributions and transfers to 401(k) savings plan:
Number of shares	16,441	8,162	15,834
Aggregate amount (in thousands)	$215	$83	$143
     The Board of Directors adopted an officer stock loan program (the “Program”) in 1994 and modified it in 1996, 2001 and 2002. The amendment in 2002 provided that no further advances would be made to existing participants and closed the plan to new participants. Prior to the 2002 amendment, Program participants utilized loan proceeds to acquire and hold the Company’s and affiliates’ common stock by means of stock option exercises or otherwise. Common stock held as a result of the loan is pledged to the Company in support of the obligation. Interest accrues at 6% per annum. The entire unpaid balance of principal and interest on these loans is due and payable on July 24, 2007. During 2003, the Chairman of the Board of Directors sold 139,400 shares of common stock that had been pledged to the Company to secure a loan under the Program. The proceeds of $1.7 million from the sale were used to repay the loan in full. The Company’s Chief Executive Officer and other officers also made principal and interest payments totaling $1.8 million toward such loans during 2003. Amounts due under the Program are reflected as a reduction of stockholders’ equity in the accompanying consolidated balance sheets.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     In November 2005, the Company’s Chief Executive Officer adopted a pre-arranged, systematic trading plan to sell company shares pursuant to guidelines specified by Rule 10b5-1 under the Securities and Exchange Act of 1934 and with the Company’s policies with respect to insider sales (the “Plan”). The net proceeds from the Plan will be used to fully repay the Chief Executive Officer’s remaining principal and interest on the related note receivable under a pre-2003 stock loan program. The Company will receive proceeds from the exercise of options and repayment of the receivable while the Plan is being executed, these proceeds are estimated to be approximately $4.4 million.
12. Employee Benefit Plans
     The Cash America International, Inc. 401(k) Savings Plan is open to substantially all employees who meet specific length of employment and age requirements. The Cash America International, Inc. Nonqualified Savings Plan is available to certain members of management. Participants may contribute up to 50% of their earnings to these plans subject to regulatory restrictions. The Company makes matching cash contributions of 50% of each participant’s contributions, based on participant contributions of up to 5% of compensation. Company contributions vest at the rate of 20% each year after one year of service; thus a participant is 100% vested after five years of service. The Company’s total contributions to the 401(k) Savings Plan and the Nonqualified Savings Plan for the continuing operations were $1.1 million, $1.0 million and $716,000 in 2005, 2004 and 2003, respectively.
     In addition to the plans mentioned above, the Company established a Supplemental Executive Retirement Plan (“SERP”) for its officers in 2003. The Company makes an annual discretionary cash contribution to the SERP based on the objectives of the plan as approved by the Management Development and Compensation Committee of the Board of Directors. The Company recorded compensation expense of $510,000, $513,000 and $432,000 for contributions to the SERP during 2005, 2004 and 2003, respectively.
     The amounts included in the Company’s consolidated balance sheets relating to the Nonqualified Savings Plan and the SERP were as follows (in thousands):

	As of December 31,
	2005	2004
Other receivables and prepaid expenses	$5,399	$3,910
Accounts payable and accrued expenses	5,909	4,423
Other liabilities	869	630
Treasury shares	900	873
13. Derivative Instruments and Hedging Activities
     On September 30, 2005, the Company entered into an interest rate cap agreement with a notional amount of $15.0 million of the Company’s outstanding floating rate line of credit for a term of 24 months at a fixed rate of 4.5%. This interest rate cap agreement was designated as a perfectly effective cash flow hedge at inception. The change in the fair value of the effective portion of hedge is recorded in accumulated other comprehensive income (loss) ($5,000 loss at December 31, 2005) and reclassified into earnings when the hedged interest payment impacts earnings ($477 during 2005). The estimated net amount to be reclassified into earnings as interest expense within the next twelve months is $48,000. The change in the fair value of the ineffective portion of the hedge, if any, will be recorded as income or expense. The fair value of the interest rate cap agreement of $93,000 at December 31, 2005 is included in “Other receivables and prepaid expenses” of the accompanying consolidated balance sheet.
     During 2005, the Company entered into foreign currency contracts totaling 62 million Swedish kronor (approximately $8.0 million at maturity) with respect to the expected principal to be received under two notes

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

received upon the sale of the foreign pawn lending operations, to minimize the market fluctuations. Under the contracts, the Company will receive fixed total payments of $7.9 million and will pay the counter parties a total of 62 million Swedish kronor upon maturity (March 31, 2006) unless the contracts are effectively extended through the establishment of a new contract maturing in the future. These contracts resulted in gains of $731,000 during 2005 which offset most of the period exchange rate losses during the same time frame.
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
15. Stock Options and Restricted Stock Units
     Under various equity compensation plans (the “Plans”) it sponsors, the Company is authorized to issue 9,150,000 shares of Common Stock pursuant to “Awards” granted as incentive stock options (intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended), nonqualified stock options and restricted stock units. At December 31, 2005, 1,366,399 shares were reserved for future grants under these equity compensation plans.
Stock Options • Stock options currently outstanding under the Plans have contractual terms of up to 10 years and have an exercise price equal to or greater than the fair market value of the stock at grant date. These stock options vest over periods ranging from 1 to 7 years. However, the terms of options with the 7-year vesting periods and certain of the 4-year and 5-year vesting periods include provisions that accelerate vesting if specified share price appreciation criteria are met. During 2004 and 2003, 576,547 and 1,021,725 shares vested due to the acceleration provisions. No accelerated vesting of stock options occurred in 2005.
     A summary of the Company’s stock option activity for each of the three years ended December  , is as follows (shares in thousands):

	2005			2004				2003
			Weighted			Weighted			Weighted
			Average			Average			Average
			Exercise			Exercise			Exercise
	Shares		Price	Shares		Price	Shares		Price
Outstanding at beginning of year	1,633		$10.26	2,342		$9.75	4,374		$8.13
Granted	—		—	—		—	572		10.80
Exercised	(225)		9.78	(707)		8.58	(2,565)		7.22
Forfeited	(5)		17.14	(2)		10.13	(39)		9.65

Outstanding at end of year	1,403		$10.31	1,633		$10.26	2,342		$9.75

Exercisable at end of year	1,358		$10.09	1,583		$10.04	1,559		$9.29

Weighted average fair value of options granted		N/A			N/A			$7.37

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     Stock options outstanding and exercisable as of December 31, 2005, are summarized below (shares in thousands):

Options Outstanding				Options Exercisable
			Weighted Average		Weighted
		Weighted	Years of		Average
Range of	Number	Average	Remaining	Number	Exercise
Exercise Prices	Outstanding	Exercise Price	Contractual Life	Exercisable	Price
$ 5.94 to $ 9.41	255	$7.85	4.9	255	$7.85
$ 9.42 to $12.63	1,029	10.22	4.0	1,029	10.22
$12.64 to $17.14	119	16.42	6.1	74	15.99

$ 5.94 to $17.14	1,403	$10.31	4.3	1,358	$10.09

Restricted Stock Units • In January 2004, the Company changed its approach to annual equity based compensation awards and granted restricted stock units to its officers under the provisions of the 1994 Long-Term Incentive Plan in lieu of stock options. In April 2004, the Company adopted the 2004 Long-Term Incentive Plan, which was approved by shareholders at the 2004 annual shareholders meeting and granted restricted stock units to the non-management members of the Board of Directors. Each vested restricted stock unit entitles the holder to receive a share of the common stock of the Company to be issued upon vesting or, in the case of directors, upon retirement from the Board. The amount attributable to officer grants is being amortized to expense over a four-year period, as the officer units vest on each of the first four anniversaries of the grant date. Director units have the same vesting schedule, but for directors with five or more years of service the vesting of units held for one year or more accelerates upon the director’s departure from the Board. Because all of the Company’s current directors have served for more than five years, the market value of the units attributable to directors is being amortized to expense over a one-year period.
     In December 2003, the Company granted restricted stock units to its officers in conjunction with the adoption of the Supplemental Executive Retirement Plan. Each vested restricted stock unit entitles the holder to receive shares of the common stock of the Company to be issued upon termination of employment from the Company. The amount attributable to this grant is being amortized to expense over the vesting periods of 4 to 15 years.
     Compensation expense totaling $1.7 million ($1.1 million net of related taxes), $1.2 million ($779,000 net of related taxes) and $14,000 ($9,000 net of related taxes) were recognized for 2005, 2004 and 2003, respectively, for all of the above restricted stock units granted.
     The following table summarizes the restricted stock unit activity during 2005, 2004 and 2003:

	2005		2004		2003
		Weighted		Weighted		Weighted
		Average		Average		Average
		Fair Value		Fair Value		Fair Value
		at Date of		at Date of		at Date of
	Units	Grant	Units	Grant	Units	Grant
Outstanding at beginning of year	342,798	$20.31	233,223	$19.23	—	$—
Units granted	100,061	24.99	114,749	22.63	233,223	19.23
Shares issued	(12,115)	22.46	—	—	—	—
Units Forfeited	(35,153)	21.75	(5,174)	22.84	—	—

Outstanding at end of year	395,591	$21.30	342,798	$20.31	233,223	$19.23

Units vested at end of year	74,901	$20.12	26,111	$19.23	—	$—

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. Supplemental Disclosures of Cash Flow Information
     The following table sets forth certain cash and non-cash activities for the years ended December 31 (in thousands):

	2005	2004	2003
Cash paid during the year for —
Interest	$11,153	$8,274	$11,238
Income taxes	27,464	11,067	6,542

Non-cash investing and financing activities —
Pawn loans forfeited and transferred to merchandise held for disposition	$156,766	$130,971	$122,548
Pawn loans renewed	77,878	46,008	40,875
Cash advances renewed	14,336	7,404	5,969
Notes payable issued in acquisition	—	2,500	—
Notes receivable received from sale of subsidiaries	—	7,962	—
Common stock issued in acquisitions	—	12,562	16,805
Liabilities assumed in acquisitions	172	950	176
17. Discontinued Operations
     In order to dedicate its strategic efforts and resources on the growth opportunities of pawn lending and cash advance activities in the United States, the Company sold in September 2004 its foreign pawn lending operations in the United Kingdom and Sweden to Rutland Partners LLP for $104.9 million cash after paying off the outstanding balance of the multi-currency line of credit, and two separate subordinated notes receivable valued at $8.0 million. The Company realized a gain of $19.0 million ($15.4 million net of related taxes) upon the sale of the discontinued operations. The amount of goodwill included in the determination of the gain was $18.5 million. In connection with the sale, the Company declared a special dividend of $0.30 per share to its shareholders that was paid in December 2004. The special dividend reflects a share of the significant gain realized on the sale.
     The two subordinated notes received are the sole obligation of the company that acquired the Swedish pawn lending operations and are both subordinated as to rights and payment terms to certain senior lenders in the transaction. The senior subordinated note received in the maximum principal amount of SEK 80.4 million (approximately $10.7 million face value at the date of sale with a discounted value after currency translation adjustment of $7.2 million at December 31, 2005) bears a coupon rate of 8.33% per annum (effective yield of 16.4% per annum) payable quarterly with scheduled principal payments due between 2007 and 2011 subject to terms of the senior indebtedness. The convertible junior subordinated note received in the amount of SEK 13.4 million (approximately $1.8 million face value at the date of sale with discounted value after currency translation adjustment of $755,000 at December 31, 2005) bears a coupon rate of 10.0% per annum (effective yield of 25.5% per annum) payable quarterly with the entire principal or remaining unconverted principal due in 2014. This subordinated note is convertible after two years, at the Company’s option, into approximately 27.7% of the equity interest on a fully diluted basis in the acquiring company. Upon conversion to equity shares, the Company has no voting rights.
     As the issuer of the two subordinated notes is heavily leveraged with minimal equity, and due to the subordination feature and the payment structure of the two notes, the Company has valued the notes based on comparable yields for securities of this nature and discounted the senior subordinated note with 8.33% coupon rate and face value of $10.7 million to $7.2 million at the date of sale to yield 16.4% per annum, and the junior subordinated convertible note with 10.0% coupon rate and face value of $1.8 million to $765,000 at the date of sale to yield 25.5% per annum. Foreign currency transaction losses of $834,000 and gains of

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

$1.1 million on the U.S. dollar equivalent value of the subordinated notes and the accrued interest receivable at December 31, 2005 and 2004, respectively, were recognized in the Company’s consolidated statements of income when incurred. The 2005 foreign currency transaction losses include offsetting gains of $731,000 recognized on foreign currency forward contracts totaling 62 million SEK (or approximately $8.0 million at maturity of these contracts) that the Company established in 2005 to minimize the financial impact of currency market fluctuations.
     The summarized financial information for the discontinued operations for the years ended December 31, 2004 and 2003 is as follows (in thousands, except per share amounts):

	Year Ended December 31,
	2005	2004(1)	2003
Revenue
Finance and service charges	$—	$23,820	$28,608
Proceeds from disposition of merchandise	—	15,433	18,572
Check cashing royalties and fees	—	1,771	1,862

Total Revenue	—	41,024	49,042
Cost of Revenue
Disposed merchandise	—	11,140	12,557

Net Revenue	—	29,884	36,485

Expenses
Operations	—	13,865	16,107
Administration	—	4,365	5,026
Depreciation and amortization	—	1,963	2,872

Total Expenses	—	20,193	24,005

Income from Operations	—	9,691	12,480
Interest expense and other, net	—	430	671

Income before Income Taxes	—	9,261	11,809
Provision for income taxes	—	2,806	3,803

Income from Operations before Gain on Disposal	—	6,455	8,006

Gain on disposal of discontinued operations, net of applicable of income taxes (benefits) of $(253) for 2005 and $3,608 for 2004	197	15,415	—

Income from Discontinued Operations	$197	$21,870	$8,006

Diluted Income Per Share from Discontinued Operations	$0.01	$0.74	$0.30

(1)	For period from January 1, 2004 through September 7, 2004 (the date of sale).
18. Operating Segment Information
     The Company has three reportable operating segments: pawn lending operations, cash advance operations, and check cashing operations. The cash advance and check cashing segments are managed separately due to the different operational strategies required and, therefore, are reported as separate segments.
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

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     As described in Note 17, the Company reclassified the results of operations of its foreign lending operations business as discontinued operations. These operations were previously reported as a separate operating segment. The segment data included below has been restated to exclude amounts related to these discontinued operations.
     Information concerning the operating segments is set forth below (in thousands):

	Pawn	Cash	Check
	Lending	Advance	Cashing	Consolidated
Year Ended December 31, 2005:
Revenue
Finance and service charges	$139,772	$—	$—	$139,772
Proceeds from disposition of merchandise	301,502	—	—	301,502
Cash advance fees	41,405	100,663	—	142,068
Check cashing royalties and fees	—	7,185	3,819	11,004

Total revenue	482,679	107,848	3,819	594,346
Cost of revenue — disposed merchandise	183,799	—	—	183,799

Net revenue	298,880	107,848	3,819	410,547

Expenses
Operations	167,272	51,706	1,379	220,357
Cash advance loss provision	15,663	27,171	—	42,834
Administration	32,769	9,503	955	43,227
Depreciation and amortization	15,786	7,299	332	23,417

Total expenses	231,490	95,679	2,666	329,835

Income from operations	$67,390	$12,169	$1,153	$80,712

Expenditures for property and equipment	$19,961	$7,086	$208	$27,255

As of December 31, 2005:
Total assets	$475,527	$115,778	$7,343	$598,648

Year Ended December 31, 2004:
Revenue
Finance and service charges	$110,495	$—	$—	$110,495
Proceeds from disposition of merchandise	250,291	—	—	250,291
Cash advance fees	32,952	66,250	—	99,202
Check cashing royalties and fees	—	5,904	3,586	9,490

Total revenue	393,738	72,154	3,586	469,478
Cost of revenue — disposed merchandise	153,866	—	—	153,866

Net revenue	239,872	72,154	3,586	315,612

Expenses
Operations	134,878	36,982	1,417	173,277
Cash advance loss provision	8,750	14,779	—	23,529
Administration	30,034	9,178	971	40,183
Depreciation and amortization	11,984	4,754	472	17,210

Total expenses	185,646	65,693	2,860	254,199

Income from operations	$54,226	$6,461	$726	$61,413

Expenditures for property and equipment	$14,107	$14,269	$115	$28,491

As of December 31, 2004:
Total assets	$442,420	$105,650	$7,095	$555,165

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Pawn	Cash	Check
	Lending	Advance	Cashing	Consolidated
Year Ended December 31, 2003:
Revenue
Finance and service charges	$100,699	$—	$—	$100,699
Proceeds from disposition of merchandise	236,032	—	—	236,032
Cash advance fees	27,017	19,938	—	46,955
Check cashing royalties and fees	—	1,381	3,568	4,949

Total revenue	363,748	21,319	3,568	388,635
Cost of revenue — disposed merchandise	147,456	—	—	147,456

Net revenue	216,292	21,319	3,568	241,179

Expenses
Operations	130,076	11,179	1,561	142,816
Cash advance loss provision	6,435	4,321	—	10,756
Administration	29,177	2,598	744	32,519
Depreciation and amortization	11,349	1,387	533	13,269

Total expenses	177,037	19,485	2,838	199,360

Income from operations	$39,255	$1,834	$730	$41,819

Expenditures for property and equipment	$11,530	$4,458	$75	$16,063

As of December 31, 2003:
Total assets	$302,863	$66,971	$7,360	$377,194

19. Related Party Transactions
     In October 2005, the Company acquired three pawnshops that were previously franchise units for a total purchase price of $3.1 million from Ace Pawn, Inc. (“Ace”), whose sole stockholder J.D. Credit, Inc is controlled by the Chairman of the Board of Directors of the Company. The purchase price was determined by independent appraisal and approved by the Board of Directors of the Company. The Company recorded royalties of $48,000 in 2005 before the completion of the acquisition, and $54,000 and $73,000, in 2004 and 2003 respectively.
     In February 2004, pursuant to the amended Cashland asset purchase agreement, the Company made a final payment of additional consideration in the amount of $5.4 million to the sellers, one of which was a senior officer of the Company through January 31, 2005. The payment consisted of $2.9 million in cash and a subordinated note for $2.5 million (see Note 8). The Company recorded interest expense of $223,000 (including a prepayment fee of $75,000) and $275,000 in 2005 and 2004, respectively. The note was prepaid in June 2005 for a total amount of $2.7 million. The Company also paid rent of $47,000, $122,000 and $51,000 during 2005, 2004 and 2003, respectively, for three Cashland administrative offices and facilities that are owned by the seller.
     Under the Company’s now discontinued officer stock loan program, the Company recorded interest income of $149,000, $150,000 and $299,000, respectively, in 2005, 2004 and 2003. During 2003, the Company’s Chief Executive Officer and other officers made total principal and interest payment of $3.5 million on these notes. At December 31, 2005 and 2004, the outstanding balance on these notes was $2.5 million, and accrued interest on these notes was $585,000 and $435,000, respectively.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

20. Fair Values of Financial Instruments
     The carrying amounts and estimated fair values of financial instruments at December 31, 2005 and 2004 were as follows (in thousands):

	2005		2004
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
Financial assets:
Cash and cash equivalents	$18,852	$18,852	$15,103	$15,103
Pawn loans	115,280	115,280	109,353	109,353
Cash advances, net	40,704	40,704	36,490	36,490
Subordinated notes receivable	7,994	8,270	9,136	9,243
Interest rate cap	93	93	9	9
Foreign currency forward contracts	77	77	—	—
Financial liabilities:
Bank line of credit	$71,137	$71,137	$92,483	$92,483
Senior unsecured notes	94,857	96,026	71,643	73,963
Subordinated note	—	—	2,500	2,683
     Cash and cash equivalents bear interest at market rates and have maturities of less than 90 days. Pawn loans have relatively short maturity periods depending on local regulations, generally 90 days or less. Cash advance loans generally have a loan term of 7 to 45 days. Finance and service charge rates are determined by regulations and bear no valuation relationship to the capital markets’ interest rate movements. Generally, pawn loans may only be resold to a licensed pawnbroker.
     The fair value of the subordinated notes receivables is estimated by taking the present value of the expected cash flow over the life of the notes discounted at a rate prevalent to financial instruments with similar credit profiles and like terms.
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

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

21. Quarterly Financial Data (Unaudited)
     The Company’s operations are subject to seasonal fluctuations. Revenue tends to be highest during the first and fourth calendar quarters, when the average amount of pawn loans and cash advance balances are the highest and consistent with heavier disposition of merchandise activities compared to the other two quarters. The following is a summary of the quarterly results of operations for the years ended December 31, 2005 and 2004 (in thousands, except per share data):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2005
Total revenue	$144,989	$133,569	$144,773	$171,015
Cost of revenue	47,955	38,939	40,863	56,042
Net revenue	97,034	94,630	103,910	114,973
Income from continuing operations	11,902	6,900	9,563	16,456
Income from discontinued operations (2)	—	—	—	197
Net income	11,902	6,900	9,563	16,653
Diluted net income per share—
Income from continuing operations	0.39	0.23	0.32	0.55
Income from discontinued operations	—	—	—	0.01
Net income	0.39	0.23	0.32	0.55
Diluted weighted average common shares	30,396	30,079	30,142	30,169

2004(1)
Total revenue	$117,018	$101,143	$110,536	$140,781
Cost of revenue	40,829	31,338	33,588	48,111
Net revenue	76,189	69,805	76,948	92,670
Income from continuing operations	9,142	4,926	7,181	13,716
Income from discontinued operations (3)	2,248	2,413	16,483	726
Net income	11,390	7,339	23,664	14,442
Diluted income per share –
Income from continuing operations	$0.31	$0.17	$0.24	$0.46
Income from discontinued operations	0.08	0.08	0.56	0.02
Net income	0.39	0.25	0.80	0.48
Diluted weighted average common shares	29,453	29,443	29,522	29,884

(1)	On September 7, 2004, the Company sold its foreign pawn lending operations; all prior periods presented have been restated to reflect that business as discontinued operations.

(2)	Principally represents change in the U.S. tax provision on the disposal resulting from the final tax adjustments to the 2004 foreign pawn lending operations tax returns.

(3)	Includes a gain on sale of $15,415 (after related taxes of $3,608) for the quarter ended September 30, 2004.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
          None.
ITEM 9A. CONTROLS AND PROCEDURES
     Under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, management of the Company has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2005 (“Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective in timely alerting them to the material information relating to the Company required to be included in its periodic filings with the Securities and Exchange Commission.
     The Report of Management on Internal Control Over Financial Reporting is included in Item 8 of this annual report on Form 10-K. There have been no significant changes during the fourth quarter of the year ended December 31, 2005 in the Company’s internal control over financial reporting that were identified in connection with management’s evaluation described in Item 9A above and have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
     Information required by this Item 10 with respect to directors, the Audit Committee of the Board of Directors and Audit Committee financial experts is incorporated into this report by reference to the Company’s Proxy Statement for the 2006 Annual Meeting of Shareholders (“Proxy Statement”), and in particular to the information in the Proxy Statement under the captions “Election of Directors” and “Meetings and Committees of the Board of Directors.” Information concerning executive officers is contained in Item 1 of this report under the caption “Executive Officers of the Registrant.” Information regarding Section 16(a) compliance is incorporated into this report by reference to the information contained under the caption “Compliance with Section 16(a) of the Securities Exchange Act of 1934” in the Proxy Statement.
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

     In 2005, Daniel R. Feehan, Chief Executive Officer of the Company, filed his annual certification with the New York Stock Exchange (“NYSE”) regarding the NYSE’s corporate governance listing standards as required by Section 303A.12 of those listing standards.
ITEM 11. EXECUTIVE COMPENSATION
     Information contained under the caption “Executive Compensation” in the Proxy Statement is incorporated by reference into this report in response to this Item 11.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
     Information contained under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Executive Compensation — Equity Compensation Plan Information” in the Proxy Statement is incorporated into this report by reference in response to this Item 12.
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
PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	(1)	Financial Statements: See Item 8, “Financial Statements and Supplementary Data,” on pages 46 through 79 hereof, for a list of the Company’s consolidated financial statements and report of independent registered accounting firm.

	(2)	Financial Statement Schedule: The following financial statement schedule of the Company is included herein on pages 83 through 84.

		Report of Independent Registered Public Accounting Firm on Financial Statement Schedule (page 83) Schedule II — Valuation Accounts (page 84)

		All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions, are inapplicable, or the required information is included elsewhere in the financial statements.

	(3)	Exhibits required by Item 601 of Regulation S-K: The exhibits filed in response to this item are listed in the Exhibit Index on pages 85 through 87.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 1, 2006.

CASH AMERICA INTERNATIONAL, INC.

By:	/s/ DANIEL R. FEEHAN

Daniel R. Feehan
Chief Executive Officer and President
     Pursuant to the requirements of the Securities and Exchange Act of 1934, the report has been signed by the following persons on March 1, 2006 on behalf of the registrant and in the capacities indicated.

Signature	Title	Date

/s/ JACK R. DAUGHERTY Jack R. Daugherty	Chairman of the Board Of Directors	March 1, 2006

/s/ DANIEL R. FEEHAN Daniel R. Feehan	Chief Executive Officer, President and Director (Principal Executive Officer)	March 1, 2006

/s/ THOMAS A. BESSANT, JR. Thomas A. Bessant, Jr.	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 1, 2006

/s/ A. R. DIKE A. R. Dike	Director	March 1, 2006

/s/ JAMES H. GRAVES James H. Graves	Director	March 1, 2006

/s/ B. D. HUNTER B. D. Hunter	Director	March 1, 2006

/s/ TIMOTHY J. McKIBBEN Timothy J. McKibben	Director	March 1, 2006

/s/ ALFRED M. MICALLEF Alfred M. Micallef	Director	March 1, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON FINANCIAL STATEMENT SCHEDULE
To the Board of Directors of
Cash America International, Inc.
     Our audits of the consolidated financial statements, of management’s assessment of the effectiveness of internal control over financial reporting and of the effectiveness of internal control over financial reporting referred to in our report dated February 23, 2006 appearing in this Annual Report on Form 10-K also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.
/s/ PricewaterhouseCoopers LLP
Fort Worth, Texas
February 23, 2006

SCHEDULE II
CASH AMERICA INTERNATIONAL, INC.
VALUATION ACCOUNTS
For the Three Years Ended December 31, 2005
(dollars in thousands)

		Additions
	Balance at	Charged	Charged				Balance at
	Beginning	To	To				End
Description	of Period	Expense	Other		Deductions		of Period
Allowance for losses on cash advances —
Year Ended:
December 31, 2005	$4,358	$42,302	$9,794	(a)	$50,145		$6,309

December 31, 2004	$3,393	$23,242	$7,556	(a)	$29,833		$4,358

December 31, 2003	$1,319	$11,130	$3,397	(a)	$12,453		$3,393

Accrual for losses on third-party lender-owned cash advances —
Year Ended:
December 31, 2005	$342	$532	$—		$—		$874

December 31, 2004	$55	$287	$—		$—		$342

December 31, 2003	$429	$(374)	$—		$—		$55

Allowance for valuation of inventory —
Year Ended:
December 31, 2005	$1,445	$1,070	$—		$715	(b)	$1,800

December 31, 2004	$1,410	$542	$—		$507	(b)	$1,445

December 31, 2003	$1,435	$552	$—		$577	(b)	$1,410

Allowance for valuation of deferred tax assets —
Year Ended:
December 31, 2005	$225	$(123)	$—		$37		$65

December 31, 2004	$7,204	$(166)	$—		$6,813		$225

December 31, 2003	$7,691	$(487)	$—		$—		$7,204

Allowance for valuation of discontinued operations (c) —
Year Ended:
December 31, 2005	$325	$19	$—		$133		$211

December 31, 2004	$389	$30	$—		$94		$325

December 31, 2003	$623	$36	$—		$270		$389

(a)	Recoveries.

(b)	Deducted from allowance for write-off or other disposition of merchandise.

(c)	Represents amounts related to business discontinued in 2001.

EXHIBIT INDEX
     The following documents are filed as a part of this report. Those exhibits previously filed and incorporated herein by reference are identified by reference to the list of prior filings after the list of exhibits. Exhibits not required for this report have been omitted.

Exhibit	Description

3.1	Articles of Incorporation of Cash America Investments, Inc. filed in the office of the Secretary of State of Texas on October 4, 1984. (a) (Exhibit 3.1)

3.2	Articles of Amendment to the Articles of Incorporation of Cash America Investments, Inc. filed in the office of the Secretary of State of Texas on October 26, 1984. (a) (Exhibit 3.2)

3.3	Articles of Amendment to the Articles of Incorporation of Cash America Investments, Inc. filed in the office of the Secretary of State of Texas on September 24, 1986. (a) (Exhibit 3.3)

3.4	Articles of Amendment to the Articles of Incorporation of Cash America Investments, Inc. filed in the office of the Secretary of State of Texas on September 30, 1987. (b) (Exhibit 3.4)

3.5	Articles of Amendment to the Articles of Incorporation of Cash America Investments, Inc. filed in the office of the Secretary of State of Texas on April 23, 1992 to change the Company’s name to “Cash America International, Inc.” (c) (Exhibit 3.5)

3.6	Articles of Amendment to the Articles of Incorporation of Cash America International, Inc. filed in Office of the Secretary of State of Texas on May 21, 1993. (d) (Exhibit 3.6)

3.7	Bylaws of Cash America International, Inc. (e) (Exhibit 3.5)

3.8	Amendment to Bylaws of Cash America International, Inc. dated effective September 26, 1990. (f) (Exhibit 3.6)

3.9	Amendment to Bylaws of Cash America International, Inc. dated effective April 22, 1992. (c) (Exhibit 3.8)

4.1	Form of Stock Certificate. (c) (Exhibit 4.1)

10.1	Note Agreement between the Company and Teachers Insurance and Annuity Association of America dated as of July 7, 1995. (g) (Exhibit 10.1)

10.2	First Supplement (November 10, 1995) to 1995 Note Agreement between the Company and Teachers Insurance and Annuity Association of America. (h) (Exhibit 10.2)

10.3	Second Supplement (December 30, 1996) to 1995 Note Agreement between the Company and Teachers Insurance and Annuity Association of America. (i) (Exhibit 10.16)

10.4	Third Supplement (December 30, 1997) to 1995 Note Agreement between the Company and Teachers Insurance and Annuity Association of America. (j) (Exhibit 10.20)

10.5	Fourth Supplement (December 31, 1998) to 1995 Note Agreement between the Company and Teachers Insurance and Annuity Association of America. (k) (Exhibit 10.23)

10.6	Fifth Supplement (September 29, 1999) to 1995 Note Agreement between the Company and Teachers Insurance and Annuity Association of America. (l) (Exhibit 10.2)

10.7	Sixth Supplement (June 30, 2000) to 1995 Note Agreement between the Company and Teachers Insurance and Annuity Association of America. (m) (Exhibit 10.2)

10.8	Seventh Supplement (September 30, 2001) to 1995 Note Agreement between the Company and Teachers Insurance and Annuity Association of America. (n) (Exhibit 10.26)

10.9	Eighth Supplement (September 7, 2004) to 1995 Note Agreement between the Company and Teachers Insurance and Annuity Association of America. (o) (Exhibit 10.1)

10.10	Note Agreement dated as of December 1, 1997 among the Company and the Purchasers named therein for the issuance of the Company’s 7.10% Senior Notes due January 2, 2008 in the aggregate principal amount of $30,000,000. (j) (Exhibit 10.23)

10.11	First Supplement (December 31, 1998) to Note Agreement dated as of December 1, 1997 among the Company and the purchasers named therein. (k) (Exhibit 10.29)

10.12	Second Supplement (September 29, 1999) to Note Agreement dated as of December 1, 1997 among the Company and the purchasers named therein. (l) (Exhibit 10.1)

Exhibit	Description

10.13	Third Supplement (June 30, 2000) to Note Agreement dated as of December 1, 1997 among the Company and the purchasers named therein. (m) (Exhibit 10.1)

10.14	Fourth Supplement (September 30, 2000) to Note Agreement dated as of December 1, 1997 among the Company and the purchasers named therein. (n) (Exhibit 10.38)

10.15	Fifth Supplement (September 7, 2004) to Note Agreement dated as of December 1, 1997 among the Company and the purchasers named therein. (o) (Exhibit 10.1)

10.16	Note Agreement dated as of August 12, 2002 among the Company and the Purchasers named therein for the issuance of the Company’s 7.20% Senior Notes due August 12, 2009 in the aggregate principal amount of $42,500,000. (p) (Exhibit 10.1)

10.17	Amendment No. 1 (September 7, 2004) to Note Agreement dated as of August 12, 2002 among the Company and the purchasers named therein. (o) (Exhibit 10.1)

10.18	Supplemental Executive Retirement Plan dated effective January 1, 2003. (q) (Exhibit 10.32)

10.19	Form of Executive Change-in-Control Severance Agreement dated December 22, 2003 between the Company and each of its Executive Vice Presidents (Thomas A. Bessant, Jr., Robert D. Brockman, Jerry D. Finn, Michael D. Gaston, William R. Horne, James H. Kauffman) (q) (Exhibit 10.31)

10.20	Amended and Restated Executive Employment Agreement between the Company and Mr. Feehan dated as of January 21, 2004. (q) (Exhibit 10.30)

10.21	2004 Long-Term Incentive Plan (r) (Exhibit 10.21)

10.22	First Amended and Restated Credit Agreement among the Company, certain lenders named therein, and Wells Fargo Bank, National Association, as Administrative Agent dated as of February 24, 2005. (r) (Exhibit 10.22)

10.23	Administrative Credit Services Agreement, dated July 1, 2005, by and between Cash America Financial Services, Inc. and NCP Finance Limited Partnership. (s) (Exhibit 10.1)

10.24	Administrative Credit Services Agreement, dated July 1, 2005, by and between Cash America Financial Services, Inc. and NCP Finance Michigan, LLC. (s) (Exhibit 10.2)

10.25	Administrative Credit Services Agreement, dated July 1, 2005, by and between Cash America Financial Services, Inc. and NCP Finance Florida, LLC. (s) (Exhibit 10.3)

10.26	Administrative Credit Services Agreement, dated July 1, 2005, by and between Cash America Financial Services, Inc. and Midwest R&S Corporation. (s) (Exhibit 10.4)

10.27	Guaranty dated July 1, 2005 by Cash America International, Inc. for the benefit of NCP Finance Limited Partnership. (s) (Exhibit 10.5)

10.28	Guaranty dated July 1, 2005 by Cash America International, Inc. for the benefit of NCP Finance Michigan, LLC. (s) (Exhibit 10.6)

10.29	Guaranty dated July 1, 2005 by Cash America International, Inc. for the benefit of NCP Finance Florida. (s) (Exhibit 10.7)

10.30	Guaranty dated July 1, 2005 by Cash America International, Inc. for the benefit of Midwest R&S Corporation. (s) (Exhibit 10.8)

10.31	Amendment One (January 25, 2006) to the Cash America International, Inc. 2004 Long-Term Incentive Plan.

10.32	Note Agreement dated as of December 28, 2005 among the Company and the Purchasers named therein for the issuance of the Company’s 6.12% Senior Notes due December 28, 2015 in the aggregate principal amount of $40,000,000.

14	Code of Ethics. The Company’s Code of Business Conduct and Ethics may be accessed via the Company’s website at www.cashamerica.com.

21	Subsidiaries of Cash America International, Inc.

23	Consent of PricewaterhouseCoopers LLP.

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit	Description

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Certain Exhibits are incorporated by reference to the Exhibits shown in parenthesis contained in the Company’s following filings with the Securities and Exchange Commission:

(a)	Registration Statement Form S-1, File No. 33-10752.

(b)	Amendment No. 1 to its Registration Statement on Form S-4, File No. 33-17275.

(c)	Annual Report on Form 10-K for the year ended December 31, 1992.

(d)	Annual Report on Form 10-K for the year ended December 31, 1993.

(e)	Post-Effective Amendment No. 1 to its Registration Statement on Form S-4, File No. 33-17275.

(f)	Annual Report on Form 10-K for the year ended December 31, 1990.

(g)	Quarterly Report on Form 10-Q for the quarter ended June 30, 1995.

(h)	Quarterly Report on Form 10-Q for the quarter ended September 30, 1995.

(i)	Annual Report on Form 10-K for the year ended December 31, 1996.

(j)	Annual Report on Form 10-K for the year ended December 31, 1997.

(k)	Annual Report on Form 10-K for the year ended December 31, 1998.

(l)	Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.

(m)	Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

(n)	Annual Report on Form 10-K for the year ended December 31, 2001.

(o)	Current Report on Form 8-K dated September 7, 2004.

(p)	Current Report on Form 8-K dated August 15, 2002.

(q)	Annual Report on Form 10-K for the year ended December 31, 2003.

(r)	Annual Report on Form 10-K for the year ended December 31, 2004.

(s)	Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.

(t)	Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.