Form 10-Q
period 2006-03-31
CASH AMERICA INTERNATIONAL INC
filed 2006-04-28
CIK 807884

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐
     Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
APPLICABLE ONLY TO CORPORATE ISSUERS:
29,601,838 common shares, $.10 par value, were outstanding as of April 17, 2006

CASH AMERICA INTERNATIONAL, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	March 31,		December 31,
	2006	2005	2005
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$16,667	$11,874	$18,852
Pawn loans	103,031	97,307	115,280
Cash advances, net	29,704	30,318	40,704
Merchandise held for disposition, net	65,594	59,466	72,683
Finance and service charges receivable	19,140	17,789	22,048
Other receivables and prepaid expenses	15,533	11,941	13,406
Deferred tax assets	9,142	8,372	11,274

Total current assets	258,811	237,067	294,247
Property and equipment, net	97,173	88,906	94,856
Goodwill	175,596	164,374	174,987
Intangible assets, net	22,754	23,558	23,391
Other assets	11,234	11,212	11,167

Total assets	$565,568	$525,117	$598,648

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$34,246	$27,054	$37,217
Customer deposits	7,295	6,358	6,239
Income taxes currently payable	6,324	6,009	1,449
Current portion of long-term debt	16,786	16,786	16,786

Total current liabilities	64,651	56,207	61,691
Deferred tax liabilities	10,853	10,520	11,344
Other liabilities	1,606	1,404	1,689
Long-term debt	92,270	113,617	149,208

Total liabilities	169,380	181,748	223,932

Stockholders’ equity:
Common stock, $.10 par value per share, 80,000,000 shares authorized, 30,235,164 shares issued	3,024	3,024	3,024
Additional paid-in capital	157,750	154,945	156,557
Retained earnings	244,630	199,050	229,975
Accumulated other comprehensive income (loss)	34	—	(5)
Notes receivable secured by common stock	(382)	(2,488)	(2,488)
Treasury shares, at cost (706,799 shares, 997,620 shares and 999,347 shares at March 31, 2006 and 2005, and December 31, 2005, respectively)	(8,868)	(11,162)	(12,347)

Total stockholders’ equity	396,188	343,369	374,716

Total liabilities and stockholders’ equity	$565,568	$525,117	$598,648

See notes to consolidated financial statements.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	Three Months Ended
	March 31,
	2006	2005
	(Unaudited)
Revenue
Finance and service charges	$35,055	$33,919
Proceeds from disposition of merchandise	87,474	78,741
Cash advance fees	35,439	28,310
Check cashing royalties and fees	4,650	4,019

Total Revenue	162,618	144,989
Cost of Revenue
Disposed merchandise	52,742	47,955

Net Revenue	109,876	97,034

Expenses
Operations	59,273	53,673
Cash advance loss provision	4,437	5,634
Administration	13,514	10,909
Depreciation and amortization	6,353	5,566

Total Expenses	83,577	75,782

Income from Operations	26,299	21,252
Interest expense	(2,436)	(2,337)
Interest income	378	418
Foreign currency transaction gain (loss)	65	(484)

Income before Income Taxes	24,306	18,849
Provision for income taxes	8,918	6,947

Net Income	$15,388	$11,902

Net Income Per Share:
Basic	$0.52	$0.41
Diluted	$0.51	$0.39
Weighted average common shares outstanding:
Basic	29,450	29,332
Diluted	30,385	30,396
Dividends declared per common share	$0.025	$0.025
See notes to consolidated financial statements.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	Three Months Ended March 31,
	2006		2005
	Shares	Amounts	Shares	Amounts
		(Unaudited)
Common stock
Balance at end of period	30,235,164	$3,024	30,235,164	$3,024

Additional paid-in capital
Balance at beginning of year		156,557		154,294
Exercise of stock options		(498)		56
Issuance of shares under restricted stock units plan		(353)		(99)
Stock-based compensation		587		412
Tax benefit from stock based compensation		1,457		282

Balance at end of period		157,750		154,945

Retained earnings
Balance at beginning of year		229,975		187,860
Net income		15,388		11,902
Dividends declared		(733)		(712)

Balance at end of period		244,630		199,050

Accumulated other comprehensive income
Balance at beginning of year		(5)		—
Unrealized derivatives gain		39		—

Balance at end of period		34		—

Notes receivable secured by common stock
Balance at beginning of period		(2,488)		(2,488)
Payments on notes receivable		2,106		—

Balance at end of period		(382)		(2,488)

Treasury shares, at cost
Balance at beginning of year	(999,347)	(12,347)	(938,386)	(8,754)
Purchases of treasury shares	(1,007)	(133)	(112,869)	(2,899)
Exercise of stock options	264,813	3,259	42,800	392
Issuance of shares under restricted stock units plan	28,742	353	10,835	99

Balance at end of period	(706,799)	(8,868)	(997,620)	(11,162)

Total Stockholders’ Equity		$396,188		$343,369

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Three Months Ended
	March 31,
	2006	2005
Net income	$15,388	$11,902
Other comprehensive income, net of taxes of $21	39	—

Total Comprehensive Income	$15,427	$11,902

See notes to consolidated financial statements.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended
	March 31,
	2006	2005
	(Unaudited)
Cash Flows from Operating Activities
Net income	$15,388	$11,902
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,353	5,566
Cash advance loss provision	4,437	5,634
Stock-based compensation	587	412
Foreign currency transaction (gain) loss	(65)	484
Changes in operating assets and liabilities -
Merchandise held for disposition	3,034	(396)
Finance and service charges receivable	2,503	2,908
Other receivables and prepaid expenses	(2,069)	(1,355)
Accounts payable and accrued expenses	(2,835)	(6,907)
Customer deposits, net	959	672
Current income taxes	6,332	3,786
Excess tax benefit from stock-based compensation	(1,457)	(282)
Deferred income taxes, net	1,620	442

Net cash provided by operating activities	34,787	22,866

Cash Flows from Investing Activities
Pawn loans made	(84,693)	(79,239)
Pawn loans repaid	60,216	57,307
Principal recovered on forfeited loans through dispositions	41,833	41,406
Cash advances made, assigned or purchased	(138,350)	(116,901)
Cash advances repaid	145,077	117,152
Acquisitions, net of cash acquired	(1,729)	(159)
Purchases of property and equipment	(7,841)	(5,618)

Net cash provided by investing activities	14,513	13,948

Cash Flows from Financing Activities
Net repayments under bank lines of credit	(52,653)	(31,937)
Payments on notes payable	(4,286)	(4,286)
Loan costs paid	(4)	(940)
Proceeds from exercise of stock options	2,761	449
Excess tax benefit from stock-based compensation	1,457	282
Repayments of notes receivable secured by common stock	2,106	—
Treasury shares purchased	(133)	(2,899)
Dividends paid	(733)	(712)

Net cash used by financing activities	(51,485)	(40,043)

Net decrease in cash and cash equivalents	(2,185)	(3,229)
Cash and cash equivalents at beginning of year	18,852	15,103

Cash and cash equivalents at end of period	$16,667	$11,874

Supplemental Disclosures
Non-cash investing and financing activities —
Pawn loans forfeited and transferred to merchandise held for disposition	$37,440	$33,978
Pawn loans renewed	$19,234	$18,591
Cash advances renewed	$3,935	$2,415
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
     The financial statements as of March 31, 2006 and 2005 and for the three month periods then ended, are unaudited but, in management’s opinion, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for such interim periods. Operating results for the three months are not necessarily indicative of the results that may be expected for the full fiscal year.
     Certain amounts in the consolidated financial statements for the three months ended March 31, 2005 have been reclassified to conform to the presentation format adopted in 2006. These reclassifications have no effect on the net income previously reported.
     These financial statements and related notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2005 Annual Report to Stockholders.
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
Cash Advances • Cash advances provide customers with cash in exchange for a promissory note or other repayment agreement supported, in most cases, by that customer’s personal check or by that customer’s written authorization to debit their account via an Automated Clearing House (“ACH”) transaction for the aggregate amount of the payment due. To repay the cash advance, customers may pay cash, or, as applicable, they may allow the check to be presented for collection, or they may allow their checking account to be debited through an ACH for the amount due. The Company accrues fees and interest on cash advances on a constant yield basis ratably over their terms. For those locations that offer cash advances from third-party lenders, the Company receives an administrative service fee or a credit services fee for services provided on their behalf. These fees are recorded in revenue when earned.
     During 2005, the Company started providing a cash advance product under a credit services program in some markets, whereby the Company assists in arranging loans for customers from independent third-party lenders. The Company also guarantees the customer’s payment obligations in the event of default if the customer is approved for and accepts the loan. Fees under the credit services program (“CSO fees”) are paid by the borrower to the Company for performing services on behalf of the borrower, including credit services and for agreeing to guarantee, on behalf of the borrower, the borrower’s payment obligations under the loan to the lender. As a result of providing the guaranty, a portion of the CSO fees are accounted for in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 45, “Guarantor’s

CASH AMERCIA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued
Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). The CSO fees are deferred and amortized over the term of the loan and recorded as cash advance fees in the accompanying consolidated statements of income. The contingent loss on the guaranteed loans is accrued and recorded as a liability. See Note 4.
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
     The Company maintains an allowance for losses on cash advances (including fees and interest) at a level estimated to be adequate to absorb credit losses inherent in the outstanding combined Company and third-party lender portfolio (the portion owned by independent third-party lenders or banks). The allowance for losses on Company-owned cash advances offsets the outstanding cash advance amounts in the consolidated balance sheets. Active third-party lender-originated cash advances that the Company does not have a participation interest in are not included in the consolidated balance sheets. Since losses on cash advances assigned to the Company by the third-party lenders are the Company’s responsibility, an accrual for losses on third-party lender-owned cash advances is maintained and included in “Accounts payable and accrued expenses” in the consolidated balance sheets.
     Cash advances written during each calendar month are aggregated and tracked to develop a performance history. The Company stratifies the outstanding combined portfolio by age, delinquency, and stage of collection when assessing the adequacy of the allowance for losses. Historical collection performance adjusted for recent portfolio performance trends is utilized to develop expected loss rates, which are used to establish the allowance. Increases in the allowance are created by recording a cash advance loss provision in the consolidated statements of income. The Company charges off all cash advances once they have been in default for 60 days or sooner if deemed uncollectible. Recoveries on losses previously charged to the allowance are credited to the allowance when collected.
2. Stock-Based Compensation
     Under various equity compensation plans (the “Plans”) it sponsors, the Company is authorized to issue up to 9,150,000 shares of Common Stock pursuant to “Awards” granted as incentive stock options (intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended), nonqualified stock options and restricted stock units. At March 31, 2006, 1,275,748 shares were reserved for future grants under these equity compensation plans.
Stock Options •  Stock options currently outstanding under the Plans have contractual terms of up to 10 years and have an exercise price equal to or greater than the fair market value of the stock at grant date. These stock options vest over periods ranging from 1 to 7 years.
     Beginning January 1, 2006, the Company has accounted for its stock-based employee compensation plans in accordance with Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS 123R”), using the modified prospective method. Under the modified prospective method, the Company is to recognize compensation cost for the portion of stock-based awards for which the requisite service had not been rendered as of January 1, 2006 over the remaining vesting periods. For the three

CASH AMERCIA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued
months ended March 31, 2006, compensation cost recognized related to the stock options was $59,000 ($38,000 net of related income tax benefit). Prior to January 1, 2006, stock-based compensation was accounted for in accordance with Accounting Principles Board (“APB”) Opinion No. 25, "Accounting for Stock Issued to Employees” (“APB 25”), often referred to as the “intrinsic value” based method, and no compensation expense was recognized for the stock options. In addition, prior to the adoption of SFAS 123R, the financial statements for the three months ended March 31, 2005 have not been restated and do not reflect the recognition of the compensation cost related to the stock options. The following table illustrates the effect on net income and earnings per share if the Company had applied SFAS No. 123R for the three months ended March 31, 2005 reported (in thousands, except per share amounts):

Three
Months
Ended
March 31,
2005
Net income as reported	$11,902
Deduct: Stock option compensation expense determined under fair value based method, net of related tax effect	—

Pro forma net income	$11,902

Earnings Per Share:
Basic:
Net income — as reported	$0.41
Net income — pro forma	$0.41
Diluted:
Net income — as reported	$0.39
Net income — pro forma	$0.39
Pro forma weighted average common shares:
Basic	29,332
Diluted	30,489
     A summary of the Company’s stock option activity during the three months ended March 31, 2006 and 2005 is as follows (shares in thousands):

	2006		2005
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Outstanding at beginning of year	1,402,732	$10.31	1,632,866	$10.26
Exercised	(264,813)	10.43	(42,800)	10.45

Outstanding at end of period	1,137,919	$10.29	1,590,066	$10.26

Exercisable at end of period	1,092,919	$10.00	1,540,066	$10.03

CASH AMERCIA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued
     Stock options outstanding and exercisable as of March 31, 2006, are summarized below:

Options Outstanding				Options Exercisable
		Weighted	Weighted Average		Weighted
	Number of	Average	Years of	Number of	Average
Range of	Shares	Exercise	Remaining	Shares	Exercise
Exercise Prices	Outstanding	Price	Contractual Life	Exercisable	Price
$5.94 to $9.41	197,100	$7.85	5.6	197,100	$7.85
$9.42 to $12.63	836,819	10.11	4.3	836,819	10.11
$12.64 to $17.14	104,000	16.32	5.9	59,000	15.70

$5.94 to $17.14	1,137,919	$10.29	4.7	1,092,919	$10.00

     The total intrinsic value of stock options is summarized as follows ($ in thousands):

		Aggregate
	Number of	Intrinsic
	Shares	Value
Options outstanding at March 31, 2006	1,137,919	$22,455
Options exercisable at March 31, 2006	1,092,919	$21,876
Options exercised during the three months ended March 31, 2006	264,813	$4,158
     Total cash received from exercises of stock options for the three months ended March 31, 2006 and 2005 were $2.8 million and $449,000, respectively. Tax benefits realized from the exercise of the stock options for the three months ended March 31, 2006 and 2005 were $1.5 million and $267,000, respectively. These benefits were recorded as increases to additional paid-in capital.
     At March 31, 2006, 45,000 shares of the outstanding stock options were unvested with total unrecognized compensation cost of $319,000 ($207,000 net of related income tax benefit) that is expected to be recognized over a period of 1.3 years. No shares became vested during the three months ended March 31, 2006 and 2005.
Restricted Stock Units • In January 2004, the Company changed its approach to annual equity based compensation awards and granted restricted stock units to its officers under the provisions of the 1994 Long-Term Incentive Plan in lieu of stock options. In April 2004, the Company adopted the 2004 Long-Term Incentive Plan and has granted restricted stock units to company officers and to the non-management members of the Board of Directors annually. Each vested restricted stock unit entitles the holder to receive a share of the common stock of the Company to be issued upon vesting or, in the case of directors, upon retirement from the Board. The amount attributable to officer grants is being amortized to expense over a four-year period, as the officer units vest on each of the first four anniversaries of the grant date. Director units have the same vesting schedule, but for directors with five or more years of service the vesting of units held for one year or more accelerates when the director departs from the Board.
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

CASH AMERCIA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued
     Compensation expense related to the restricted stock units totaling $528,000 ($343,000 net of related income tax benefit) and $412,000 ($268,000 net of related income tax benefit) was recognized for the three months ended March 31, 2006 and 2005, respectively.
     The following table summarizes the restricted stock unit activity during the three months ended 2006 and 2005:

	2006		2005
		Weighted		Weighted
		Average		Average
		Fair Value		Fair Value
		at Date of		at Date of
	Units	Grant	Units	Grant
Outstanding at beginning of year	395,591	$21.30	342,798	$20.31
Units granted	98,030	24.10	84,101	26.88
Shares issued	(28,742)	25.57	(10,835)	22.84
Units forfeited	—	—	(5,133)	22.84

Outstanding at end of period	464,879	$21.63	410,931	$21.56

Units vested at end of period	86,495	$20.49	39,789	$20.47

     The outstanding restricted stock units had an aggregate intrinsic value of $14.0 million and the outstanding vested restricted stock units had an aggregate intrinsic value of $2.6 million at March 31, 2006, respectively. Tax benefits realized from issuance of common stock for the vested restricted stock units for the three months ended March 31, 2006 and 2005 were $259,000 and $101,000, respectively. The portion of these benefits recorded as increases to additional paid-in capital was $2,000 and $15,000 for the three months ended March 31, 2006 and 2005, respectively. These benefits represent the tax benefits realized upon issuance of common stock in excess of the amounts previously recognized in the financial statements for these vested awards.
3. Acquisitions
     Pursuant to the Company’s business strategy of acquiring existing pawnshop and/or cash advance locations that can benefit from the Company’s centralized management and standardized operations, the Company purchased 2 pawnshops for an aggregate purchase price of $1.7 million in the three months ended March 31, 2006. No acquisitions were made in the same period of 2005.
     The following table summarizes the allocation of the purchase prices for the three months ended March 31, 2006 (in thousands):

Purchase price allocated to:
Pawn loans	$714
Merchandise held for disposition	338
Finance and service charges receivable	28
Property and equipment	18
Goodwill	609
Intangible assets	165
Other assets	4
Customer deposits	(97)

Net assets acquired	1,779
Cash consideration payable	(50)

Total cash paid for acquisitions	$1,729

CASH AMERCIA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued
4. Cash Advances, Allowance for Losses and Accruals for Losses on Third-Party Lender-Owned Cash Advances
     The Company offers the cash advance products through its cash advance locations and most of its pawnshops. The cash advance products are generally offered as single payment cash advance loans. These cash advance loans typically have a term of 7 to 45 days and are generally payable on the customer’s next payday. The Company originates cash advances in some of its locations and arranges for customers to obtain cash advances from independent third-party lenders in other Company locations. These third-party lenders are either commercial banks or independent third-party non-bank lenders (collectively, “third-party lenders”). In a cash advance transaction, a customer executes a promissory note or other repayment agreement typically supported by that customer’s personal check or authorization to debit the customer’s checking account via an Automated Clearing House (“ACH”) transaction. Customers may repay the cash advance either with cash, by allowing their check to be presented for collection, or by allowing their checking account to be debited via an ACH transaction for the amount due.
     The Company offers single payment cash advances originated by independent non-bank third-party lenders, whereby the Company acts as a credit services organization on behalf of consumers in accordance with applicable state laws (the “CSO program”). Credit services that the Company provides to its customers include arranging loans with independent third-party lenders, assisting in the preparation of loan applications and loan documents, and accepting loan payments at the location where the loans were arranged. If a customer obtains a loan from an independent non-bank third-party lender through the CSO program, the Company, on behalf of the customer, also guarantees the customer’s payment obligations under the loan to the third-party lender. A customer who obtains a loan through the CSO program pays the Company a fee for the credit services, including the guaranty, and enters into a contract with the Company governing the credit services arrangement. Losses on cash advances acquired by the Company as a result of its guaranty obligations are the responsibility of the Company. As of March 31, 2006, the Company offered the CSO program in Texas, Michigan and Florida.
     For cash advances originated by commercial banks, the banks sell participation interests in the bank-originated cash advances to third parties, and the Company purchases sub-participation interests in certain of those participations. The Company also receives an administrative fee for its services. In order to benefit from the use of the Company’s collection resources and proficiency, the banks assign cash advances unpaid after their payment due date to the Company at a discount from the amount owed by the borrower. The Company introduced a third-party commercial bank originated multi-payment installment cash advance product in California during the fourth quarter of 2005, representing 36 locations at March 31, 2006.
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

CASH AMERCIA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued
     Cash advances outstanding at March 31, 2006 and 2005, were as follows (in thousands):

	2006	2005
Originated by the Company
Active cash advances and fees receivable	$24,677	$20,341
Cash advances and fees in collection	4,479	3,446

Total originated by the Company	29,156	23,787

Originated by third-party lenders (1)
Active cash advances and fees receivable	15,440	15,149
Cash advances and fees in collection	3,283	3,902

Total originated by third-party lenders (1)	18,723	19,051

Combined gross portfolio	47,879	42,838
Less: Elimination of cash advances owned by third-party lenders	14,599	8,855
Less: Discount on cash advances assigned by third-party banks	35	569

Company-owned cash advances and fees receivable, gross	33,245	33,414
Less: Allowance for losses	3,541	3,096

Cash advances and fees receivable, net	$29,704	$30,318

(1)	Amounts include cash advance programs offered by third-party commercial banks of $3,056 and $19,051 for 2006 and 2005, respectively. These bank programs have been discontinued or will be discontinued in 2006.
     Changes in the allowance for losses for the three months ended March 31, 2006 and 2005, were as follows ($ in thousands):

	Three Months Ended
	March 31,
	2006	2005
Company-owned cash advances
Balance at beginning of period	$6,309	$4,358
Cash advance loss provision	4,706	5,681
Charge-offs	(11,045)	(9,841)
Recoveries	3,571	2,898

Balance at end of period	$3,541	$3,096

Accrual for third-party lender-owned cash advances
Balance at beginning of period	$874	$342
Decrease in loss provision	(269)	(47)

Balance at end of period	$605	$295

Combined statistics
Combined cash advance loss provision	$4,437	$5,634
Combined cash advance loss provision as a % of combined cash advances written	2.1%	3.2%
Charge-offs (net of recoveries) as a % of combined cash advances written	3.5%	3.9%
Combined allowance for losses and accrued third-party lenders losses as a % of combined gross portfolio	8.7%	7.9%
     Cash advances assigned to the Company for collection were $8.2 million and $17.7 million, for the three months ended March 31, 2006 and 2005, respectively. The Company’s participation interest in bank originated cash advances was $840,000 and $6.3 million at March 31, 2006 and 2005, respectively.

CASH AMERCIA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued
5. Earnings Per Share Computation
     The following table sets forth the reconciliation of numerators and denominators for the basic and diluted earnings per share computation for the three months ended March 31, 2006 and 2005 (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2006	2005
Numerator:
Net income available to common stockholders	$15,388	$11,902

Denominator:
Weighted average common shares outstanding	29,365	29,295
Weighted average vested restricted stock units	85	37

Total weighted average basic shares	29,450	29,332
Effect of shares applicable to stock option plans	508	645
Effect of restricted stock unit compensation plans	363	350
Effect of shares applicable to non-qualified savings plan	64	69

Total weighted average diluted shares	30,385	30,396

Earnings per share:
Net income — Basic	$0.52	$0.41

Net income — Diluted	$0.51	$0.39

6. Goodwill and Other Intangible Assets
     Goodwill and other intangible assets having an indefinite useful life are tested for impairment annually at June 30 or more frequently if events or changes in circumstances indicate that the assets might be impaired. Based on the results of the test, management determined there was no impairment as of June 30, 2005 as the respective fair value of the Company’s reporting units exceeded their respective carrying amounts.
Goodwill • Changes in the carrying value of goodwill for the three months ended March 31, 2006 and 2005, were as follows (in thousands):

	Pawn	Cash	Check
	Lending	Advance	Cashing	Consolidated
Balance as of January 1, 2006	$125,059	$44,618	$5,310	$174,987
Acquisitions/adjustments	609	—	—	609

Balance as of March 31, 2006	$125,668	$44,618	$5,310	$175,596

Balance as of January 1, 2005	$114,341	$44,422	$5,310	$164,073
Acquisitions/adjustments	283	18	—	301

Balance as of March 31, 2005	$114,624	$44,440	$5,310	$164,374

CASH AMERCIA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued
Acquired Intangible Assets • Acquired intangible assets that are subject to amortization as of March 31, 2006 and 2005, were as follows (in thousands):

	2006			2005
		Accumulated			Accumulated
	Cost	Amortization	Net	Cost	Amortization	Net
Non-competition agreements	$8,605	$(2,236)	$6,369	$7,085	$(997)	$6,088
Customer relationships	6,739	(3,543)	3,196	6,069	(1,678)	4,391
Other	289	(99)	190	179	(75)	104

Total	$15,633	$(5,878)	$9,755	$13,333	$(2,750)	$10,583

     Non-competition agreements are amortized over the applicable terms of the contracts. Customer relationships are generally amortized over five to six years based on the pattern of economic benefits provided. At March 31, 2006, tradenames of $5.3 million and licenses of $7.7 million obtained in acquisitions are not subject to amortization.
7. Long-Term Debt
     The Company’s long-term debt instruments and balances outstanding at March 31, 2006 and 2005, were as follows (in thousands):

	2006	2005
Line of Credit up to $250,000 due 2010	$18,484	$60,546
6.12% senior unsecured notes due 2015	40,000	—
7.20% senior unsecured notes due 2009	34,000	42,500
7.10% senior unsecured notes due 2008	8,572	12,857
8.14% senior unsecured notes due 2007	8,000	12,000
12.00% subordinated note due 2014	—	2,500

Total debt	109,056	130,403
Less current portion	16,786	16,786

Total long-term debt	$92,270	$113,617

     Interest on the line of credit is charged, at the Company’s option, at either LIBOR plus a margin or at the agent’s base rate. The margin on the line of credit varies from 0.875% to 1.875% (1.125% at March 31, 2006), depending on the Company’s cash flow leverage ratios as defined in the agreement. The Company also pays a fee on the unused portion ranging from 0.25% to 0.30% (0.25% at March 31, 2006) based on the Company’s cash flow leverage ratios. The weighted average interest rate (including margin) on the line of credit at March 31, 2006 was 6.06%.

CASH AMERCIA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued
8. Operating Segment Information
     The Company has three reportable operating segments: pawn lending operations, cash advance operations and check cashing operations. The cash advance and check cashing segments are managed separately due to the different operational strategies required and, therefore, are reported as separate segments. Information concerning the operating segments is set forth below (in thousands):

	Pawn	Cash	Check
	Lending	Advance	Cashing	Consolidated
Three Months Ended March 31, 2006:
Revenue
Finance and service charges	$35,055	$—	$—	$35,055
Proceeds from disposition of merchandise	87,474	—	—	87,474
Cash advance fees	9,648	25,791	—	35,439
Check cashing royalties and fees	—	3,499	1,151	4,650

Total revenue	132,177	29,290	1,151	162,618
Cost of revenue — disposed merchandise	52,742	—	—	52,742

Net revenue	79,435	29,290	1,151	109,876

Expenses
Operations	44,217	14,722	334	59,273
Cash advance loss provision	1,883	2,554	—	4,437
Administration	10,610	2,652	252	13,514
Depreciation and amortization	4,342	1,930	81	6,353

Total expenses	61,052	21,858	667	83,577

Income from operations	$18,383	$7,432	$484	$26,299

As of March 31, 2006:
Total assets	$453,214	$105,264	$7,090	$565,568

Three Months Ended March 31, 2005:
Revenue
Finance and service charges	$33,919	$—	$—	$33,919
Proceeds from disposition of merchandise	78,741	—	—	78,741
Cash advance fees	8,980	19,330	—	28,310
Check cashing royalties and fees	—	2,888	1,131	4,019

Total revenue	121,640	22,218	1,131	144,989
Cost of revenue — disposed merchandise	47,955	—	—	47,955

Net revenue	73,685	22,218	1,131	97,034

Expenses
Operations	40,918	12,373	382	53,673
Cash advance loss provision	2,193	3,441	—	5,634
Administration	8,362	2,312	235	10,909
Depreciation and amortization	3,792	1,691	83	5,566

Total expenses	55,265	19,817	700	75,782

Income from operations	$18,420	$2,401	$431	$21,252

As of March 31, 2005:
Total assets	$417,288	$100,728	$7,101	$525,117

CASH AMERCIA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued
9. Litigation
     On August 6, 2004, James E. Strong filed a purported class action lawsuit in the State Court of Cobb County, Georgia (“State Court”) against Georgia Cash America, Inc., Cash America International, Inc. (together with Georgia Cash America, Inc., “Cash America”), Daniel R. Feehan, and several unnamed officers, directors, owners and “stakeholders” of Cash America. The lawsuit alleges many different causes of action, among the most significant of which is that Cash America has been making illegal payday loans in Georgia in violation of Georgia’s usury law, the Georgia Industrial Loan Act and Georgia’s Racketeer Influenced and Corrupt Organizations Act. Community State Bank (“CSB”) has for some time made loans to Georgia residents through Cash America’s Georgia operating locations. The complaint in this lawsuit claims that CSB is not the true lender with respect to the loans made to Georgia borrowers and that its involvement in the process is “a mere subterfuge.” Based on this claim, the suit alleges that Cash America is the “de facto” lender and is illegally operating in Georgia. The complaint seeks unspecified compensatory damages, attorney’s fees, punitive damages and the trebling of any compensatory damages. The Company believes that the claims in this suit are without merit and intends to vigorously defend this lawsuit. Cash America removed the case to the U.S. District Court for the Northern District of Georgia (“District Court”) and filed a motion to compel the plaintiff to arbitrate his claim pursuant to the terms of his contract with Cash America, in addition to denying the plaintiff’s allegations and asserting various defenses to his claim. The District Court approved a motion by the plaintiff to remand the case to the State Court on December 13, 2005. On March 10, 2006, the plaintiff filed a Motion for Scheduling Conference Regarding Discovery as to Class Certification with the State Court. On April 18, 2006 the State Court entered an order permitting the plaintiff to conduct discovery related to his alleged defenses to the arbitration agreement. Cash America intends to file a Motion for Reconsideration to ask the State Court to reconsider its April 18, 2006 order because the plaintiff either cannot establish his alleged defenses, even with discovery, or no discovery is needed for the plaintiff to present his alleged defenses. The Company believes that the claims in this suit are without merit and intends to vigorously defend this lawsuit.
     In response to the Strong case, and to assert the Company’s right to arbitrate that dispute, Cash America and CSB filed a separate complaint against Strong on September 7, 2004 in the U.S. District Court for the Northern District of Georgia to compel Strong to arbitrate the claims he asserts in his suit. The court dismissed Cash America’s complaint on February 7, 2006, based on a finding of a lack of subject matter jurisdiction. Cash America has appealed this dismissal to the U.S. Court of Appeals for the 11th Circuit. This case is still at a very early stage, and neither the likelihood of an unfavorable outcome nor the ultimate liability, if any, with respect to this litigation can be determined at this time.
     The Company is a defendant in lawsuits encountered in the ordinary course of its business. Certain of these matters are covered to an extent by insurance. In the opinion of management, the resolution of these matters will not have a material adverse effect on the Company’s financial position, results of operations or liquidity.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
GENERAL
     The Company is a provider of specialty financial services to individuals in the United States. The Company offers secured non-recourse loans, commonly referred to as pawn loans, to individuals through its pawn lending operations. The pawn loan portfolio generates finance and service charges revenue. A related activity of the pawn lending operations is the disposition of merchandise, primarily collateral from unredeemed pawn loans. The Company also offers unsecured cash advances in selected lending locations and on behalf of independent third-party lenders, including a small amount from banks, in other locations. The Company also provides check cashing and related financial services through many of its cash advance locations and through franchised and Company-owned check cashing centers.
     As of March 31, 2006, the Company had 894 total locations offering products and services to its customers. The Company operates in three segments: pawn lending, cash advance and check cashing.
     As of March 31, 2006, the Company’s pawn lending operations consisted of 468 pawnshops in 21 states of the United States. Of them, 458 are Company-owned units and 10 are unconsolidated franchised units. During the fifteen months ended March 31, 2006, the Company acquired 11 operating units, established 8 locations, and combined or closed 2 locations for a net increase of 17 Company-owned pawn lending units. In addition, 3 franchise locations were opened, and 4 were either converted to Company-owned locations or were terminated.
     At March 31, 2006, the Company’s cash advance operations operated 286 cash advance locations in 6 states. During the fifteen months ended March 31, 2006, the Company acquired one operating unit, established 37 locations, and combined or closed 5 locations for a net increase of 33 cash advance locations.
     As of March 31, 2006, the Company’s check cashing operations consisted of 135 franchised and 5 company-owned check cashing centers in 19 states.
RESULTS OF OPERATIONS
     The following table sets forth the components of the consolidated statements of income as a percentage of total revenue for the periods indicated.

	Three Months Ended
	March 31,
	2006	2005
Revenue
Finance and service charges	21.6%	23.4%
Proceeds from disposition of merchandise	53.8	54.3
Cash advance fees	21.8	19.5
Check cashing royalties and fees	2.8	2.8

Total Revenue	100.0	100.0
Cost of Revenue
Disposed merchandise	32.4	33.1

Net Revenue	67.6	66.9

Expenses
Operations	36.5	37.0
Cash advance loss provision	2.7	3.9
Administration	8.3	7.5
Depreciation and amortization	3.9	3.9

Total Expenses	51.4	52.3

Income from Operations	16.2	14.6
Interest expense	(1.5)	(1.6)
Interest income	0.3	0.3
Foreign currency transaction gain (loss)	—	(0.3)

Income before Income Taxes	15.0	13.0
Provision for income taxes	5.5	4.8

Net income	9.5%	8.2%

     The following table sets forth selected consolidated financial and operating data as of March 31, 2006 and 2005, and for the three months then ended ($ in thousands).

	Three Months Ended
	March 31,
	2006	2005
PAWN LENDING OPERATIONS:
Pawn loans
Annualized yield on pawn loans	132.4%	135.2%
Total amount of pawn loans written and renewed	$103,927	$97,830
Average pawn loan balance outstanding	$107,354	$101,736
Average pawn loan balance per average location in operation	$235	$231
Ending pawn loan balance per location in operation	$225	$221
Average pawn loan amount at end of period (not in thousands)	$95	$88
Profit margin on disposition of merchandise as a percentage of proceeds from disposition of merchandise	39.7%	39.1%
Average annualized merchandise turnover	3.1x	3.0x
Average balance of merchandise held for disposition per average location in operation	$153	$145
Ending balance of merchandise held for disposition per location in operation	$143	$135
Pawnshop locations in operation —
Beginning of period, owned	456	441
Acquired	2	—
Start-ups	1	1
Combined or closed	(1)	(1)

End of period, owned	458	441
Franchise locations at end of period	10	11

Total pawnshop locations at end of period	468	452

Average number of owned pawnshop locations	457	441

Cash advances
Total amount of cash advances written (a)	$59,013	$56,740
Number of cash advances written (not in thousands) (a)	151,127	170,578
Average amount per cash advance (not in thousands) (a)	$390	$333
Combined cash advances outstanding (a)	$13,724	$14,692
Cash advances outstanding per location at end of period (a)	$32	$34
Cash advances outstanding before allowance for losses (b)	$5,668	$9,059
Locations offering cash advances at end of period	431	427

Average number of locations offering cash advances	433	427

CASH ADVANCE OPERATIONS (c):
Total amount of cash advances written (a)	$154,917	$122,085
Number of cash advances written (not in thousands) (a)	412,003	350,550
Average amount per cash advance (not in thousands) (a)	$376	$348
Combined cash advances outstanding (a)	$34,155	$28,146
Cash advances outstanding per location at end of period (a)	$119	$107
Cash advances outstanding before allowance for losses (b)	$27,577	$24,355
Cash advance locations in operation —
Beginning of period	286	253
Acquired	—	—
Start-ups	3	13
Combined or closed	(3)	(2)

End of period	286	264

Average number of cash advance locations	286	258

(Continued on Next Page)

	Three Months Ended
	March 31,
	2006	2005
CHECK CASHING OPERATIONS (Mr. Payroll Corp.) (d)
Face amount of checks cashed	$376,179	$337,028
Gross fees collected	$5,672	$5,014
Fees as a percentage of checks cashed	1.5%	1.5%
Average check cashed (not in thousands)	$476	$418
Centers in operation at end of period	140	135

Average number of check cashing centers	139	135

(a)	Includes cash advances made by the Company and cash advances made by third-party lenders offered at the Company’s locations

(b)	Amounts recorded in the Company’s consolidated financial statements.

(c)	Includes only cash advance locations.

(d)	Includes franchised and company-owned locations.
CRITICAL ACCOUNTING POLICIES
     Beginning January 1, 2006, the Company has accounted for its stock-based employee compensation plans in accordance with Statement of Financial Accounting Standards No. 123R, “Share-Based Payment", using the modified prospective method. Under the modified prospective method, the Company is to recognize compensation cost for the portion of stock-based awards for which the requisite service had not been rendered as of January 1, 2006 over the remaining vesting periods. During the three months ended March 31, 2006, the Company recognized compensation cost of $59,000 ($38,000 net of related taxes) for its unvested stock options. The financial statements for the three months ended March 31, 2005 have not been restated and do not reflect the recognition of the compensation cost related to the stock options.
     There have been no other changes of critical accounting policies since December 31, 2005.

OVERVIEW
Components of Consolidated Net Revenue. Consolidated net revenue is total revenue reduced by the cost of merchandise sold in the period. It represents the income available to satisfy expenses and is the measure management uses to evaluate top line performance. Growth in cash advance fees has increased the comparative contribution from this product to consolidated net revenue during the three months ended March 31, 2006 compared to the same period of 2005. The growth in cash advance fees is primarily due to higher balances and the addition of new units. While slightly lower as a percent of total net revenue, aggregate pawn-related net revenue, consisting of finance and service charges plus profit on the disposition of merchandise, remains the dominant source of net revenue at 63.5% and 66.7% for the three months ended March 31, 2006 and 2005, respectively. The following charts depict the mix of the components of consolidated net revenue for the three months ended March 31, 2006 and 2005:

Contribution to Increase in Net Revenue. Increase in the components of the Company’s net revenue led to an increase in net revenue of 13.2% for the period ended March 31, 2006 compared to the prior year. Cash advance fees have increased primarily as the result of the growth and development of newly opened cash advance locations. As illustrated below, these increases represented 55.5% of the Company’s overall increase in net revenue from the three months ended March 31, 2005 to the three months ended March 31, 2006 and 41.5% of the overall increase from the three months ended March 31, 2004 to the three months ended March 31, 2005. The increase in pawn related net revenue in the aggregate, finance and service charges plus profit from the disposition of merchandise, decreased from 55.7% to 39.6% of the increase in net revenue for the first three months of 2006 compared to the same period of 2005. These trends are depicted in the following charts:

Quarter Ended March 31, 2006 Compared To Quarter Ended March 31, 2005
Consolidated Net Revenue. Consolidated net revenue increased $12.9 million, or 13.2%, to $109.9 million during the quarter ended March 31, 2006 (the “current quarter”) from $97.0 million during the quarter ended March 31, 2005 (the “prior year quarter”). The following table sets forth net revenue results by operating segment for the three months ended March 31, 2006 and 2005 ($ in thousands):

	2006	2005	Increase
Pawn lending operations	$79,435	$73,685	$5,750	7.8%
Cash advance operations	29,290	22,218	7,072	31.8
Check cashing operations	1,151	1,131	20	1.8

Consolidated net revenue	$109,876	$97,034	$12,842	13.2%

     Higher revenue from the Company’s cash advance product, higher finance and service charges from pawn loans, higher profit from the disposition of merchandise and a small increase in revenue from check cashing operations accounted for the increase in net revenue.
     The components of consolidated net revenue are finance and service charges from pawn loans, which increased $1.2 million; profit from the disposition of merchandise, which increased $3.9 million; cash advance fees generated both from pawn locations and cash advance locations, which increased $7.1 million; and check cashing royalties and fees, which increased $631,000.

Finance and Service Charges. Finance and service charges increased $1.2 million, or 3.4%, from $33.9 million in the prior year quarter to $35.1 million in the current quarter. The increase is primarily due to higher loan balances attributable to increased amount of pawn loans written. An increase in the average balance of pawn loans outstanding contributed $1.9 million of the increase that was offset by a $737,000 decrease resulting from the lower annualized yield of the pawn loan portfolio described below. Finance and service charges from same stores (stores that have been open for at least twelve months) remained at $33.9 million in the current quarter compared to the prior year quarter.
     The average balance of pawn loans was 5.5% higher in the current quarter than in the prior year quarter. The increase in the average balance of pawn loans outstanding was driven by a 7.1% increase in the average amount per loan which was partially offset by a 1.5% decrease in average number of pawn loans outstanding during the current quarter. Pawn loan balances at March 31, 2006 were $103.0 million, or 5.9% higher than at March 31, 2005, primarily as a result of the increase in average pawn loan balances per average pawnshop location and the net addition of 17 pawnshops. Annualized loan yield declined to 132.4% in the current quarter from 135.2% in the prior year quarter. The decrease in annualized loan yield is partially attributable to four pawnshops damaged by Hurricane Katrina in August 2005 that had not reopened for business as of March 31, 2006. Louisiana locations generally operate in markets with higher than average pawn loan yields. Pawn loan yields were also negatively impacted by a higher amount of unredeemed pawn loans in the current quarter compared to the prior year quarter which generally dilutes yield. Same store pawn loan balances at March 31, 2006 were $2.1 million, or 2.2%, higher than at March 31, 2005.
Profit from Disposition of Merchandise. Profit from disposition of merchandise represents the proceeds received from disposition of merchandise in excess of the cost of disposed merchandise. The following table summarizes the proceeds from disposition of merchandise and the related profit for the current quarter compared to the prior year quarter ($ in thousands):

	Three Months Ended March 31,
	2006			2005
	Merch-	Refined		Merch-	Refined
	andise	Gold	Total	andise	Gold	Total
Proceeds from dispositions	$71,038	$16,436	$87,474	$65,955	$12,786	$78,741

Profit on disposition	$29,280	$5,452	$34,732	$27,184	$3,602	$30,786

Profit margin	41.2%	33.2%	39.7%	41.2%	$28.2%	39.1%

     While the total proceeds from disposition of merchandise and refined gold increased $8.7 million, or 11.1%, the total profit from the disposition of merchandise and refined gold increased $3.9 million, or 12.8%, primarily due to higher levels of retail sales and stronger gross profit margin on the disposition of refined gold. Overall gross profit margin increased from 39.1% in the prior year quarter to 39.7% in the current quarter as the gross profit margin and relative percentage of refined gold sales was higher than the prior year quarter. Excluding the effect of the disposition of refined gold, the profit margin on the disposition of merchandise (including jewelry sales) was the same year over year for the quarter at 41.2%. The profit margin on the disposition of refined gold increased to 33.2% in the current quarter compared to 28.2% in the prior year quarter primarily due to higher prevailing market prices of gold. Proceeds from disposition of merchandise, excluding refined gold, increased $5.1 million, or 7.7%, in the current quarter due to the net addition of 17 pawn locations, higher levels of retail sales activity which was supported by higher levels of merchandise available for disposition entering the quarter. The consolidated merchandise turnover rate increased to 3.1 times during the current quarter compared to 3.0 times during the prior year quarter.
     Management anticipates that profit margin on the overall disposition of merchandise in the near term is likely to remain at current levels or decline slightly due to higher inventory levels and the potential of an increased percentage of refined gold sales, due primarily to the current prevailing higher market value of gold. Refined gold sales typically have a lower gross profit margin than retail dispositions so a change in the disposition mix that increases the amount of refined gold sales will likely dilute the overall margin on disposition activities.
     The table below summarizes the age of merchandise held for disposition before valuation allowance of $1.8 million at March 31, 2006 and $1.5 million at March 31, 2005 ($ in thousands).

	2006		2005
	Amount	%	Amount	%
Merchandise held for 1 year or less —
Jewelry	$39,029	57.9%	$35,157	57.7%
Other merchandise	21,047	31.2	18,867	30.9

	60,076	89.1	54,024	88.6

Merchandise held for more than 1 year —
Jewelry	4,633	6.9	4,600	7.5
Other merchandise	2,685	4.0	2,362	3.9

	7,318	10.9	6,962	11.4

Total merchandise held for disposition	$67,394	100.0%	$60,986	100.0%

Cash Advance Fees. Cash advance fees increased $7.1 million, or 25.2%, to $35.4 million in the current quarter from $28.3 million in the prior year quarter. The increase was primarily due to the growth and development of new cash advance units and higher average cash advance balances outstanding during the current quarter resulting from the new unit growth. As of March 31, 2006, the cash advance products were available in 717 lending locations, which includes 431 pawnshops and 286 cash advance locations. These lending locations include 366 locations that arrange for customers to obtain cash advance products from independent third-party lenders for a fee. Cash advance fees from same stores increased $5.1 million, or 18.1%, to $33.3 million in the current quarter as compared to $28.2 million in the prior year quarter. Cash advance fees include revenue from the cash advance portfolio owned by the Company and fees paid to the Company for arranging for cash advance products from independent third-party lenders for customers. (Although cash advance transactions may take the form of loans or deferred check deposit transactions, the transactions are referred to throughout this discussion as “cash advances” for convenience.)
     The following table sets forth cash advance fees by operating segment for the three months ended March 31, 2006 and 2005 ($ in thousands):

	2006	2005	Increase
Pawn lending operations	$9,648	$8,980	$668	7.4%
Cash advance operations	25,791	19,330	6,461	33.4

Consolidated net revenue	$35,439	$28,310	$7,129	25.2%

     Cash advance fees in the cash advance operating segment increased 33.4% and increased 7.4% in the pawn lending operating segment, mostly due to the addition of new locations and higher average balances outstanding. In addition, the increase in cash advance revenue benefited consolidated earnings more than the prior year quarter primarily due to greater efficiencies in expenses, including the cash advance loss provision, which benefited both segments in the current quarter. Management believes the operating margins for the cash advance segment improved with the development of new locations and from greater emphasis on cash advance loan portfolio performance.
     The amount of cash advances written increased by $35.1 million, or 19.6%, to $213.9 million in the current quarter from $178.8 million in the prior year quarter. Included in the amount of cash advances written in the current quarter and the prior year quarter were $78.0 million and $76.1 million, respectively, extended to customers by third-party lenders. The average amount per cash advance increased to $380 from $343 due to changes in permitted loan amounts and adjustments to underwriting. The combined Company and third-party lender portfolios of cash advances generated $37.0 million in revenue during the current quarter compared to $30.7 million in the prior year quarter. The outstanding combined portfolio balance of cash advances increased $5.1 million, or 11.8%, to $47.9 million at March 31, 2006 from $42.8 million at March 31, 2005. Included in those amounts are $33.2 million and $33.4 million at March 31, 2006 and 2005, respectively, which are included in the Company’s consolidated balance sheets. An allowance for losses of $3.5 million and $3.1 million has been provided in the consolidated financial statements for March 31, 2006 and 2005, respectively, which is netted against the outstanding cash advance amounts on the Company’s consolidated balance sheets.
     Cash advance fees related to cash advances originated by all third-party lenders (bank and non-bank) were $13.8 million in the current quarter on $78.0 million in cash advances originated by third-party lenders, representing 38.8% of combined cash advance revenue. The cash advance loss provision expense associated with these cash advances was $2.2 million, direct operating expenses, excluding allocated administrative expenses, were $4.4 million, and depreciation and amortization expense was $453,000 in the current quarter. Therefore, management estimates that the approximate contribution before interest and taxes on cash advances originated by all third-party lenders in the current quarter was $6.7 million. This estimate does not include shared operating costs in pawn locations where the product is offered.
     In March 2005, the Federal Deposit Insurance Corporation (“FDIC”) issued revised guidelines affecting certain short-term cash advance products offered by FDIC regulated banks. The revised guidance applies to the cash advance product that was offered by third-party banks in many of the Company’s locations. The revised guidance, which became effective July 1, 2005, permitted the banks to provide a customer with this cash advance product for no more than three months out of a twelve-month period. In order to address the short-term credit needs of customers who no longer had access to the banks’ cash advance product, the Company began offering an alternative short-term credit product in selected markets in 2005. On July 1, 2005, the Company introduced a credit services organization program (the “CSO program”). Under the CSO program, the Company acts as a credit services organization on behalf of consumers in accordance with applicable state laws. Credit services that the Company provides to its customers include arranging loans with independent third-party lenders, assisting in the preparation of loan applications and loan documents, and accepting loan payments at the location where the loans were arranged. If a customer obtains a loan from a third-party lender through the CSO program, the Company, on behalf of its customer, also guarantees the customer’s payment obligations under the loan to the third-party lender. A customer who obtains a loan through the CSO program pays the Company a CSO fee for the credit services, including the guaranty, and enters into a contract with the Company governing the credit services arrangement. Losses on cash advances assigned to the Company or acquired by the Company as a result of its guaranty are the responsibility of the Company. The Company currently offers the CSO program in Texas, Michigan and Florida.
     In July 2005, the Company elected to discontinue offering third-party bank originated cash advances to consumers in Michigan and in January 2006, the Company elected to discontinue offering third-party bank originated cash advances to consumers in Texas, Florida and North Carolina. Consumer demand for bank-originated cash advances in Michigan, Florida and Texas was effectively satisfied by replacing the bank originated cash advance program in those states with the CSO program instituted by the Company in July 2005. Customer acceptance of the cash advance product offered through the CSO program has been substantially the same as that of the cash advance products offered by the third-party banks. In most of these locations the Company offered both the bank program and the CSO program to customers during the last half of 2005.
     During the third quarter of 2005, the Company discontinued offering single payment cash advances originated by third-party banks in California, representing 36 lending locations at March 31, 2006, and began offering Company-originated cash advances under applicable state law. As an additional service alternative to its customers, during the fourth quarter of 2005 the Company introduced third-party commercial bank originated multi-payment installment cash advances in California and Georgia. As of March 31, 2006, the outstanding principal balance of these bank originated multi-payment installment cash advances was $2.5 million in California and $119,000 in Georgia. The Company plans to discontinue offering bank products in California and Georgia during the second quarter of 2006 due principally to its third-party commercial banks’ response to concerns that the FDIC raised to FDIC-supervised banks in late February 2006 concerning the FDIC’s perception of risks associated with FDIC supervised banks’ origination of certain cash advance products with the assistance of third-party marketers and servicers. In California, upon any discontinuation of the Company’s offering of bank cash advance products, the Company will still serve cash advance customers by continuing to offer Company-originated cash advance products re-introduced in August 2005 pursuant to state law. The Company is also evaluating whether other alternative products might be available to meet the cash advance demands of its North Carolina and Georgia consumers, but has not yet identified specific alternatives for these markets and is not certain whether or when viable alternatives will be identified.
     The 36 California locations generated $2.3 million in cash advances written and $1.5 million (before loss provision) in revenue related to the multi-payment bank-originated cash advances during the current quarter. These locations also generated $6.8 million in cash advances written and $1.2 million in revenue related to the Company-originated cash advances during the current quarter.
     In North Carolina, where the Company operates 10 pawn lending locations, the Company discontinued offering cash advances on behalf of third-party banks in January 2006, but continues to offer its core pawn services. In Georgia, where the Company operates 17 pawn lending locations, the Company ceased offering the third-party bank cash advances on April 3, 2006, and does not currently have plans to offer an alternative cash advance product. However, the Company will continue to offer its core pawn services from all of these Georgia lending locations. The Georgia market represented $3.9 million in total revenue for the current quarter, of which only $155,000 was attributable to cash advance revenue generated on $1.2 million of cash advances originated by third-party banks during the current quarter. During the current quarter, these markets represented $6.9 million in total revenue, of which only $169,000 was attributable to cash advance revenue (before loss provision) generated from $1.3 million of cash advances originated by third-party banks. Management expects that revenues in Georgia and North Carolina will be lower as a result of its discontinuing the bank-originated cash advance products, but does not expect that revenues in this market will change. Pawn related revenue in these markets could increase if consumers seek pawn loans to meet their credit needs as a result of the elimination of cash advance activities.
     Management anticipates that cash advance fees will continue to grow during the remainder of 2006 due primarily to increased consumer awareness and demand for the cash advance product, higher outstanding balances at March 31, 2006 compared to March 31, 2005, and the growth of balances from new units opened in 2005 and planned openings in 2006. In addition, the Company will receive the benefit of higher realized yields due to the elimination of cash advance products offered by third-party commercial banks and any corresponding reduction in the amount of cash advance fee revenue that might otherwise have been attributable to the third-party commercial banks.
Check Cashing Royalties and Fees. Check cashing fees increased $631,000 to $4.6 million in the current quarter, or 15.7%, from $4.0 million in the prior year quarter mostly due to the growth in cash advance units. Check cashing revenues for the cash advance segment and check cashing segment were $3.5 million and $1.1 million in the current quarter, and were $2.9 million and $1.1 million in the prior year quarter, respectively. The Company expects to increase fees from check cashing and other services as it adds these products in 2006 to its pawn lending and cash advance locations that did not offer these services during 2005.
Operations Expenses. Consolidated operations expenses, as a percentage of total revenue, were 36.5% in the current quarter compared to 37.0% in the prior year quarter. These expenses increased $5.6 million, or 10.4%, in the current quarter compared to the prior year quarter. Pawn lending operating expenses increased $3.3 million, or 8.1%, primarily due to the net increase of 17 pawnshop locations since March 31, 2005. In addition, during the current quarter pawn operating expenses included unusually high period costs for store operations management incentives, for unusual uninsured robbery losses, for an uncollectible receivable write-off and for third party collector commissions, all of which totaled approximately $1.0 million. Cash advance operating expenses increased $2.3 million, or 19.0%, primarily as a result of the net establishment and acquisition of 22 locations which resulted in higher staffing levels. In addition, the growth in expenses in the Company’s collection centers also contributed to the expense increase.
     As a multi-unit operator in the consumer finance industry, the Company’s operations expenses are predominately related to personnel and occupancy expenses. Personnel expenses include base salary and wages, performance incentives, and benefits. Occupancy expenses include rent, property taxes, insurance, utilities, and maintenance. The combination of personnel and occupancy expenses represents 85.3% of total operations expenses in the current quarter and 84.8% in the prior year quarter. The comparison is as follows ($ in thousands):

	Three Months Ended March 31,
	2006		2005
		% of		% of
	Amount	Revenue	Amount	Revenue
Personnel	$34,527	21.2%	$30,697	21.2%
Occupancy	16,034	9.9	14,802	10.2
Other	8,712	5.4	8,174	5.6

Total	$59,273	36.5%	$53,673	37.0%

     The increase in personnel expenses is due to unit additions since the prior year quarter and an increase in staffing levels, mainly in the collection centers, and normal recurring salary adjustments. The increase in occupancy expense is primarily due to unit additions. The increase in expenses in the collection centers accounted for $833,000, $140,000 and $71,000 of the increase in personnel, occupancy and other operating expenses, respectively.
Administration Expenses. Consolidated administration expenses, as a percentage of total revenue, were 8.3% in the current quarter compared to 7.5% in the prior year quarter. The components of administration expenses for the three months ended March 31, 2006 and 2005 are as follows ($ in thousands):

	Three Months Ended March 31,
	2006		2005
		% of		% of
	Amount	Revenue	Amount	Revenue
Personnel	$9,865	6.1%	$7,689	5.3%
Other	3,649	2.2	3,220	2.2

Total	$13,514	8.3%	$10,909	7.5%

     The increase in administration expenses was principally attributable to increased staffing levels, annual salary adjustments and net unit additions. The increase was also attributable to an increase in management incentive accruals of $1.0 million, which are based on the Company’s performance relative to its business plan. These expenses reside predominately in the administrative expenses within the pawn lending segment.
Cash Advance Loss Provision. The Company maintains an allowance for losses on cash advances at a level projected to be adequate to absorb credit losses inherent in the outstanding combined cash advance portfolio. The cash advance loss provision is utilized to increase the allowance carried against the outstanding company owned cash advance portfolio as well as expected losses in the third-party lender-owned portfolios. The allowance is based on historical trends in portfolio performance based on the status of the balance owed by the customer with the full amount of the customer’s obligations being completely reserved upon becoming 60 days past due. The cash advance loss provision decreased $1.2 million to $4.4 million in the current quarter, compared to $5.6 million in the prior year quarter. Of the total decrease, $2.1 million was attributable to a decrease in the implied loss rate estimates based on portfolio performance trends, which is offset by an increase of $884,000 due to the higher volume of combined cash advances written. The loss provision as a percentage of cash advances written decreased to 2.1% in the current quarter from 3.2% in the prior year quarter while actual net charge-offs (charge-offs less recoveries) were 3.5% in the current quarter compared to 3.9% in the prior year quarter. The loss provision as a percentage of cash advance fees decreased to 12.5% in the current quarter from 19.9% in the prior year quarter. The calendar quarter ended in March each year benefits from tax refunds received by many of the Company’s customers resulting in lower loss provision requirements due to increased recoveries of past due obligations. Management expects future loss rates and the relative loan loss provision to be lower than the prior year in the second quarter of 2006 due primarily to the addition of resources to its collection activities in the latter part of 2005 and ongoing adjustments to underwriting standards.
Depreciation and Amortization. Depreciation and amortization expense as a percentage of total revenue was 3.9% in both the current quarter and the prior year quarter. Total depreciation and amortization expense increased $787,000, or 14.1%, primarily due to the increase in operating locations and the amortization of certain intangible assets obtained in acquisitions.
Interest Expense. Interest expense as a percentage of total revenue was 1.5% in the current quarter and 1.6% in the prior year quarter. Interest expense increased $99,000, or 4.2%, to $2.4 million in the current quarter as compared to $2.3 million in the prior year quarter. The increase was mainly due to higher weighted average floating interest rate on the bank line of credit (5.8% during the current quarter compared to 4.0% during the prior year quarter) and the issuance (in December 2005) of $40 million 6.12% senior unsecured notes. The increase was substantially offset by lower debt levels during the current quarter compared to the prior year quarter. The average amount of debt outstanding decreased during the current quarter to $139.9 million from $151.5 million during the prior year quarter. The effective blended borrowing cost was 7.1% in the current quarter compared to 6.3% in the prior year quarter. The higher effective blended borrowing cost was attributable to the lower average borrowings on the floating rate bank line of credit, which decreased to $49.3 million in the current quarter from $81.6 million in the prior year quarter.
Interest Income. Interest income was $378,000 in the current quarter compared to $418,000 in the prior year quarter. The decrease was primarily due to the repayments of the loans under the Company’s now discontinued officer stock loan program.
Foreign Currency Transaction Gain/Loss. Exchange rate changes between the United States dollar and the Swedish kronor resulted in a net gain of $65,000 and a net loss of $484,000 in the current quarter and the prior year quarter, respectively. Included in the net gain/loss were a loss of $102,000 and a gain of $88,000 for the current quarter and prior year quarter, respectively, resulting from the foreign currency forward contracts totaling 62 million Swedish kronor (approximately $8.0 million at maturity) that were established by the Company in 2005 to minimize the financial impact of currency market fluctuations.
Income Taxes. The Company’s effective tax rate was 36.7% for the current quarter compared to 36.9% for the prior year quarter.

LIQUIDITY AND CAPITAL RESOURCES
     The Company’s cash flows and other key indicators of liquidity are summarized as follows ($ in thousands):

	Three Months Ended
	March 31,
	2006		2005
Operating activities cash flows	$34,787		$22,866
Investing activities cash flows:
Pawn loans	$17,356		$19,474
Cash advances	6,727		251
Acquisitions	(1,729)		(159)
Property and equipment additions	(7,841)		(5,618)
Financing activities cash flows	$(51,485)		$(40,043)
Working capital	$194,160		$180,860
Current ratio	4.0	x	4.2	x
Merchandise turnover	3.1	x	3.0	x
Cash flows from operating activities. Net cash provided by operating activities was $34.8 million for the current quarter. Net cash generated from the Company’s pawn lending operations, cash advance operations and check cashing operations were $24.0 million, $10.4 million and $363,000, respectively. The improvement in cash flows from operating activities in the current quarter as compared to the prior year quarter was primarily due to the improvement in results of pawn lending operations and to the development of cash advance locations opened in recent periods.
     Historically, the Company’s finance and service charge revenue is highest in the fourth and first fiscal quarters (October through March) due to higher average loan balances. Proceeds from the disposition of merchandise are also generally highest in the Company’s fourth and first fiscal quarters (October through March) due to the holiday season and the impact of tax refunds. The net effect of these factors is that revenues and income from operations typically are highest in the fourth and first fiscal quarters and likewise the Company’s cash flow is generally greatest in these two fiscal quarters.
Cash flows from investing activities. Due to the impact of tax refunds, the lending activities in pawn loans and cash advances during the current quarter provided cash of $17.4 million and $6.7 million, respectively. In addition, the acquisition of the assets of 2 pawnshops used cash of $1.7 million. The Company also invested $7.8 million in property and equipment for the establishment of a new pawnshop location, three new cash advance locations, the remodeling of selected operating units, ongoing enhancements to the information technology infrastructure, and other property additions.
     Management anticipates that capital expenditures for the remainder of 2006 will be approximately $30 to $40 million primarily for the establishment of approximately 45 to 60 combined total of new cash advance-only locations and pawnshops, for the remodeling of selected operating units, and for enhancements to communications and information systems. The additional capital required to pursue acquisition opportunities is not included in the estimate of capital expenditures because of the uncertainties surrounding any potential transaction of this nature at this time.
Cash flows from financing activities. During the current quarter, the Company repaid $52.7 million under its bank lines of credit. The Company reduced its long-term debt by $4.3 million through the scheduled principal payments on senior unsecured notes. Additional uses of cash included $733,000 for dividends paid. The Company purchased a net of 1,007 shares of its common stock valued at $133,000 as partial payment of taxes for shares issued under the stock-based compensation plans and for the shares on behalf of the participants relating to the Company’s non-qualified savings plan. On April 20, 2005, the Board of Directors authorized the Company’s repurchase of up to a total of 1,500,000 shares of its common stock (the “2005 authorization”). Management expects to purchase shares of the Company from time to time in the open market, and funding will come from operating cash flow. No shares were purchased during the current quarter. Stock options for 264,813 shares were exercised by officers and employees and generated proceeds of $2.8 million of additional equity. In November 2005, the Company’s Chief Executive Officer adopted a pre-arranged, systematic trading plan to sell company shares pursuant to guidelines specified by Rule 10b5-1 under the Securities and Exchange Act of 1934 and in accordance with the Company’s policies with respect to insider sales (the “Plan”). The Company received some of the proceeds from the Plan and the exercise of options to fully repay the Company’s Chief Executive Officer’s pre-2003 secured loan and accrued interest thereon totaling $1.8 million under the Company’s now discontinued officer stock loan program. Another executive officer also repaid $525,000 (including accrued interest) on a similar officer stock loan.
     The line of credit agreement and the senior unsecured notes require the Company to maintain certain financial ratios. The Company is in compliance with all covenants and other requirements set forth in its debt agreements. A significant decline in demand for the Company’s products and services may cause the Company to reduce its planned level of capital expenditures and lower its working capital needs in order to maintain compliance with the financial ratios in those agreements. A violation of the credit agreements could result in an acceleration of the Company’s debt and increase the Company’s borrowing costs and could even adversely affect the Company’s ability to renew existing credit facilities, or obtain access to new credit facilities in the future. The Company does not anticipate a significant decline in demand for its services and has historically been successful in maintaining compliance with and renewing its debt agreements.
     Management believes that the borrowings available ($228.8 million at March 31, 2006) under the credit facilities, cash generated from operations and current working capital of $194.2 million should be sufficient to meet the Company’s anticipated capital requirements for the foreseeable future.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Market risks relating to the Company’s operations result primarily from changes in interest rates, foreign exchange rates, and gold prices. The Company does not engage in speculative or leveraged transactions, nor does it hold or issue financial instruments for trading purposes. There have been no material changes to the Company’s exposure to market risks since December 31, 2005.
Item 4. Controls and Procedures
     Under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, management of the Company has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of March 31, 2006 (“Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective.
     There have been no changes during the quarter ended March 31, 2006 in the Company’s internal control over financial reporting that were identified in connection with management’s evaluation described in Item 4 above that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.
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
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     See Note 9 of Notes to Consolidated Financial Statements.
Item 1A. Risk Factors
     Important risk factors that could cause results or events to differ from current expectations are described below. These factors are not intended to be an all-encompassing list of risks and uncertainties that may affect the operations, performance, development and results of the Company’s business.
•	A decreased demand for the Company’s products and specialty financial services and failure of the Company to adapt to such decrease could adversely affect results. Although the Company’s products and services are a staple of its customer base, the demand for a particular product or service may decrease due to a variety of factors, such as the availability of competing products, changes in customers’ financial conditions, or regulatory restrictions that reduce customer access to particular products. Should the Company fail to adapt to a significant change in its customers’ demand for, or access to, its products, the Company’s revenues could decrease significantly. Even if the Company does make adaptations, customers may resist or may reject products whose adaptations make them less attractive or less available. In any event, the effect of any product change on the results of the Company’s business may not be fully ascertainable until the change has been in effect for some time. In particular, the Company has changed, and will continue to change, some of the cash advance products and services it offers due to guidelines published by regulatory agencies which have a direct or indirect effect on the governance of the Company and the products it offers.
•	Adverse changes in laws or regulations affecting the Company’s short-term consumer loan services could negatively impact the Company’s operations. The Company’s products and services are subject to extensive regulation and supervision under various federal, state and local laws, ordinances and regulations. The Company faces the risk that restrictions or limitations resulting from the enactment, change, or interpretation of laws and regulations could have a negative effect on the Company’s business activities. In particular, short-term consumer loans have come under increased scrutiny and increasingly restrictive regulation in recent years. Some regulatory activity may limit the number of short-term loans that customers may receive or have outstanding, such as the limits prescribed by the FDIC in March

2005 and supplemented in February 2006 and regulations adopted by some states requiring that all borrowers of certain short-term loan products be listed on a database and limiting the number of such loans they may have outstanding. Certain consumer advocacy groups and federal and state legislators have also asserted that laws and regulations should be tightened so as to severely limit, if not eliminate, the availability of certain cash advance products to consumers, despite the significant demand for it. Adoption of such federal and state regulation or legislation could restrict, or even eliminate, the availability of cash advance products at some or all of the Company’s locations.

•	The failure of third-parties who provide products, services or support to the Company to maintain their products, services or support could disrupt Company operations or result in a loss of revenue. The Company’s cash advance revenues depend in part on the willingness and ability of unaffiliated third party lenders to make loans to its customers. The loss of the relationship with these lenders, and an inability to replace them with new lenders, or the failure of these lenders to maintain quality and consistency in their loan programs, could cause the Company to lose customers and substantially decrease the revenues and earnings of the Company’s cash advance business. The Company makes other non-cash advance products and services provided by various third party vendors available to its customers. If a third-party provider fails to provide its product or service or to maintain its quality and consistency, the Company could lose customers and related revenue from those products or services. The Company also uses third parties to support and maintain certain of its communication systems and computerized point-of-sale and information systems. The failure of such a third party to fulfill its support and maintenance obligations could disrupt the Company’s operations.

•	The Company’s growth is subject to external factors and other circumstances over which the Company has limited control or that are beyond the Company’s control. These factors and circumstances could adversely affect the Company’s ability to grow through the opening and acquisition of new operating units. The Company’s expansion strategy includes acquiring existing stores and opening new ones. The success of this strategy is subject to numerous external factors, such as the availability of attractive acquisition candidates, the availability of sites with acceptable restrictions and suitable terms, the Company’s ability to attract, train and retain qualified unit management personnel and the ability to obtain required government permits and licenses. Some of these factors are beyond the Company’s control. The failure to execute this expansion strategy would adversely affect the Company’s ability to expand its business and could materially adversely affect its business, prospects, results of operations and financial condition.

•	Increased competition from banks, savings and loans, other short-term consumer lenders, and other entities offering similar financial services, as well as retail businesses that offer products and services offered by the Company, could adversely affect the Company’s results of operations. The Company has many competitors to its core lending and merchandise disposition operations. Its principal competitors are other pawnshops, cash advance companies, consumer finance companies and other financial institutions that serve the Company’s primary customer base. Many other financial institutions or other businesses that do not now offer products or services directed toward the Company’s traditional customer base, many of whom may be much larger than the Company, could begin doing so. Significant increases in the number and size of competitors for the Company’s business could result in a decrease in the number of cash advances or pawn loans that the Company writes, resulting in lower levels of revenues and earnings in these categories. Furthermore, the Company has many competitors to its retail operations, such as retailers of new merchandise, retailers of pre-owned merchandise, other pawnshops, thrift shops, online retailers and online auction sites. Increased competition or aggressive marketing and pricing practices by these competitors could result in decreased revenues, margins and turnover rates in the Company’s retail operations.

•	A sustained deterioration of economic conditions could reduce demand for the Company’s products and services and result in reduced earnings. While the credit risk for much of the Company’s consumer lending is mitigated by the collateralized nature of pawn lending, a sustained deterioration in the economy could adversely affect the Company’s operations through deterioration in performance of its pawn loan or cash advance portfolios, or by reducing consumer demand for the purchase of pre-owned merchandise.

•	Adverse real estate market fluctuations could affect the Company’s profits. The Company leases most of its locations. A significant rise in real estate prices could result in an increase in store lease costs as the Company opens new locations and renews leases for existing locations.

•	Changes in the capital markets or the Company’s financial condition could reduce available capital. The Company regularly accesses the debt capital markets to refinance existing debt obligations and to obtain capital to finance growth. Efficient access to these markets is critical to the Company’s ongoing financial success; however, the Company’s future access to the debt capital markets could become restricted due to a variety of factors, including a deterioration of the Company’s earnings, cash flows, balance sheet quality, or overall business or industry prospects, a significant deterioration in the state of the capital markets or a negative bias toward the Company’s industry by market participants.

•	Media reports and public perception of short-term consumer loans as being predatory or abusive could materially adversely affect the Company’s cash advance business. In recent years, consumer advocacy groups and some media reports have advocated governmental action to prohibit or place severe restrictions on short-term consumer loans. The consumer advocacy groups and media reports generally focus on the cost to a consumer for this type of loan, which is alleged to be higher than the interest typically charged by banks to consumers with better credit histories. Though the consumer advocacy groups and media reports do not discuss the lack of viable alternatives for our customers’ borrowing needs or the comparative cost to the customer when alternatives are not available, they do typically characterize these short-term consumer loans as predatory or abusive despite the large customer demand for these loans. If the negative characterization of these types of loans becomes increasingly accepted by consumers, demand for the cash advance products could significantly decrease, which could materially affect the Company’s results of operations and financial condition. Additionally, if the negative characterization of these types of loans is accepted by legislators and regulators, the Company could become subject to more restrictive laws and regulations that could materially adversely affect the Company’s financial condition and results of operations.

•	Other risk factors are discussed under Quantitative and Qualitative Disclosures about Market Risk in Item 3 of this Form 10-Q and in the Company’s 2005 Annual Report to Stockholders.

•	Other risks that are indicated in the Company’s filings with the Securities and Exchange Commission may apply as well.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     (c) The following table provides the information with respect to purchases made by the Company of shares of its common stock during each of the months in the first quarter of 2006:

				Total Number of	Maximum Number
	Total Number		Average	Shares Purchased as	of Shares that May
	of Shares		Price Paid	Part of Publicly	Yet Be Purchased
Period	Purchased		Per Share	Announced Plan	Under the Plan (1)
January 1 to January 31	3,280	(2)	$23.67	—	1,321,200
February 1 to February 28	6,167	(3)	26.65	—	1,321,200
March 1 to March 31	514	(4)	29.19	—	1,321,200

Total	9,961		$25.80	—

(1)	On April 20, 2005, the Board of Directors authorized the Company’s repurchase of up to a total of 1,500,000 shares of its common stock.

(2)	Includes 423 shares purchased on behalf of participants relating to the Company’s Non-Qualified Savings Plan and 2,857 shares received as partial tax payments for shares issued under stock-based compensation plans.

(3)	Includes 1,645 shares purchased on behalf of participants relating to the Company’s Non-Qualified Savings Plan and 4,522 shares received as partial tax payments for shares issued under stock-based compensation plans.

(4)	Represents shares purchased on behalf of participants relating to the Company’s Non-Qualified Savings Plan.
Item 6. Exhibits
31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CASH AMERICA INTERNATIONAL, INC.

(Registrant)

By:	/s/ Thomas A. Bessant, Jr.

Thomas A. Bessant, Jr
Executive Vice President and
Chief Financial Officer

Date: April 28, 2006