Form 10-Q
period 2006-06-30
CASH AMERICA INTERNATIONAL INC
filed 2006-07-28
CIK 807884

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
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
29,612,432 common shares, $.10 par value, were outstanding as of July 14, 2006

CASH AMERICA INTERNATIONAL, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 30,		December 31,
	2006	2005	2005
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$17,733	$11,771	$18,852
Pawn loans	124,514	116,046	115,280
Cash advances, net	39,005	42,742	40,704
Merchandise held for disposition, net	68,787	61,846	72,683
Finance and service charges receivable	21,273	19,666	22,048
Other receivables and prepaid expenses	14,507	12,480	13,406
Income taxes recoverable	—	1,064	—
Deferred tax assets	12,103	11,293	11,274

Total current assets	297,922	276,908	294,247
Property and equipment, net	103,943	91,224	94,856
Goodwill	175,574	167,190	174,987
Intangible assets, net	21,984	23,078	23,391
Other assets	12,235	10,464	11,167

Total assets	$611,658	$568,864	$598,648

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$38,303	$31,004	$37,217
Customer deposits	7,080	6,388	6,239
Income taxes currently payable	1,989	—	1,449
Current portion of long-term debt	16,786	16,786	16,786

Total current liabilities	64,158	54,178	61,691
Deferred tax liabilities	11,314	12,654	11,344
Other liabilities	1,585	1,437	1,689
Long-term debt	128,515	152,421	149,208

Total liabilities	205,572	220,690	223,932

Stockholders’ equity:
Common stock, $.10 par value per share, 80,000,000 shares authorized, 30,235,164 shares issued	3,024	3,024	3,024
Additional paid-in capital	159,260	155,357	156,557
Retained earnings	254,802	205,219	229,975
Accumulated other comprehensive income (loss)	66	—	(5)
Notes receivable secured by common stock	(382)	(2,488)	(2,488)
Treasury shares, at cost (679,143 shares, 1,108,189 shares and 999,347 shares at June 30, 2006 and 2005, and December 31, 2005, respectively)	(10,684)	(12,938)	(12,347)

Total stockholders’ equity	406,086	348,174	374,716

Total liabilities and stockholders’ equity	$611,658	$568,864	$598,648

See notes to consolidated financial statements.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(Unaudited)
Revenue
Finance and service charges	$34,588	$32,577	$69,643	$66,496
Proceeds from disposition of merchandise	72,917	65,333	160,391	144,074
Cash advance fees	39,395	33,376	74,834	61,686
Check cashing royalties and fees	2,707	2,283	7,357	6,302

Total Revenue	149,607	133,569	312,225	278,558
Cost of Revenue
Disposed merchandise	42,886	38,939	95,628	86,894

Net Revenue	106,721	94,630	216,597	191,664

Expenses
Operations	59,642	54,027	118,915	107,700
Cash advance loss provision	10,798	10,769	15,235	16,403
Administration	12,695	10,604	26,209	21,513
Depreciation and amortization	6,503	5,674	12,856	11,240

Total Expenses	89,638	81,074	173,215	156,856

Income from Operations	17,083	13,556	43,382	34,808
Interest expense	(2,412)	(2,490)	(4,848)	(4,827)
Interest income	389	407	767	825
Foreign currency transaction gain (loss)	113	(431)	178	(915)
Gain from termination of contract	2,167	—	2,167	—

Income from Operations before Income Taxes	17,340	11,042	41,646	29,891
Provision for income taxes	6,427	4,142	15,345	11,089

Net Income	$10,913	$6,900	$26,301	$18,802

Earnings Per Share:
Basic	$0.37	$0.24	$0.89	$0.64
Diluted	$0.36	$0.23	$0.86	$0.62
Weighted average common shares outstanding:
Basic	29,673	29,219	29,562	29,275
Diluted	30,569	30,079	30,484	30,256
Dividends declared per common share	$0.025	$0.025	$0.050	$0.050
See notes to consolidated financial statements.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	June 30,
	2006		2005
	Shares	Amounts	Shares	Amounts
	(Unaudited)
Common stock
Balance at end of period	30,235,164	$3,024	30,235,164	$3,024

Additional paid-in capital
Balance at beginning of year		156,557		154,294
Exercise of stock options		(730)		56
Issuance of shares under restricted stock units plan		(353)		(99)
Stock-based compensation		1,218		824
Income tax benefit from stock-based compensation		2,568		282

Balance at end of period		159,260		155,357

Retained earnings
Balance at beginning of year		229,975		187,860
Net income		26,301		18,802
Dividends declared		(1,474)		(1,443)

Balance at end of period		254,802		205,219

Accumulated other comprehensive income
Balance at beginning of year		(5)		—
Unrealized derivatives gain		71		—

Balance at end of period		66		—

Notes receivable secured by common stock
Balance at beginning of period		(2,488)		(2,488)
Payments on notes receivable		2,106		—

Balance at end of period		(382)		(2,488)

Treasury shares, at cost
Balance at beginning of year	(999,347)	(12,347)	(938,386)	(8,754)
Purchases of treasury shares	(114,314)	(3,699)	(223,438)	(4,675)
Exercise of stock options	405,776	5,009	42,800	392
Issuance of shares under restricted stock units plan	28,742	353	10,835	99

Balance at end of period	(679,143)	(10,684)	(1,108,189)	(12,938)

Total Stockholders’ Equity		$406,086		$348,174

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(Unaudited)
Net income	$10,913	$6,900	$26,301	$18,802

Other comprehensive income:
Interest rate cap valuation adjustments	49	—	109	—
Less: Applicable income taxes	17	—	38	—

Other comprehensive income, net	32	—	71	—

Total Comprehensive Income	$10,945	$6,900	$26,372	$18,802

See notes to consolidated financial statements.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended
	June 30,
	2006	2005
	(Unaudited)
Cash Flows from Operating Activities
Net income	$26,301	$18,802
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,856	11,240
Cash advance loss provision	15,235	16,403
Stock-based compensation	1,218	824
Gain from termination of contract	(2,167)	—
Foreign currency transaction (gain) loss	(178)	915
Changes in operating assets and liabilities -
Merchandise held for disposition	2,225	6,882
Finance and service charges receivable	635	403
Other receivables and prepaid expenses	(582)	(1,595)
Accounts payable and accrued expenses	755	(3,275)
Customer deposits, net	744	690
Current income taxes	3,108	(3,287)
Excess income tax benefit from stock-based compensation	(2,568)	(282)
Deferred income taxes, net	(897)	(345)

Net cash provided by operating activities	56,685	47,375

Cash Flows from Investing Activities
Pawn loans made	(189,719)	(175,578)
Pawn loans repaid	107,632	102,950
Principal recovered through dispositions of forfeited loans	75,576	64,652
Cash advances made, assigned or purchased	(299,416)	(267,261)
Cash advances repaid	286,065	245,385
Acquisitions, net of cash acquired	(1,754)	(4,370)
Purchases of property and equipment	(20,360)	(12,739)
Proceeds from termination of contract	1,098	—

Net cash used by investing activities	(40,878)	(46,961)

Cash Flows from Financing Activities
Net (repayments) borrowings under bank lines of credit	(16,408)	9,367
Payments on notes payable	(4,286)	(6,786)
Loan costs paid	(12)	(940)
Proceeds from exercise of stock options	4,279	449
Excess income tax benefit from stock-based compensation	2,568	282
Repayments of notes receivable secured by common stock	2,106	—
Treasury shares purchased	(3,699)	(4,675)
Dividends paid	(1,474)	(1,443)

Net cash used by financing activities	(16,926)	(3,746)

Net decrease in cash and cash equivalents	(1,119)	(3,332)
Cash and cash equivalents at beginning of year	18,852	15,103

Cash and cash equivalents at end of period	$17,733	$11,771

Supplemental Disclosures
Non-cash investing and financing activities —
Pawn loans forfeited and transferred to merchandise held for disposition	$73,567	$66,787
Pawn loans renewed	$38,182	$36,600
Cash advances renewed	$7,835	$5,719
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
     The financial statements as of June 30, 2006 and 2005 and for the three and six month periods then ended are unaudited but, in management’s opinion, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for such interim periods. Operating results for the three and six months are not necessarily indicative of the results that may be expected for the full fiscal year.
     Certain amounts in the consolidated financial statements for the three and six months ended June 30, 2005 have been reclassified to conform to the presentation format adopted in 2006. These reclassifications have no effect on the net income previously reported.
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
Cash Advances • Cash advances provide customers with cash in exchange for a promissory note or other repayment agreement supported, in most cases, by that customer’s personal check or written authorization to debit that customer’s account via an Automated Clearing House (“ACH”) transaction for the aggregate amount of the payment due. To repay the cash advance, a customer may pay cash, or, as applicable, allow the check to be presented for collection, or allow their checking account to be debited through an ACH for the amount due. The Company accrues fees and interest on cash advances on a constant yield basis ratably over their terms. For those locations that offer cash advances from third-party lenders, the Company receives an administrative service fee or a credit services fee for services provided on their behalf and on behalf of borrowers. These fees are recorded in revenue when earned.
     During 2005, the Company started providing a cash advance product under a credit services program in some markets, whereby the Company assists in arranging loans for customers from independent third-party lenders. The Company also guarantees the customer’s payment obligations in the event of default if the customer is approved for and accepts the loan. Fees under the credit services program (“CSO fees”) are paid by the borrower to the Company for performing services on behalf of the borrower, including credit services and for agreeing to guaranty, on behalf of the borrower, the borrower’s payment obligations under the loan to the lender. As a result of providing the guaranty, a portion of the CSO fees are accounted for in accordance

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued
with Financial Accounting Standards Board (“FASB”) Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". The CSO fees are deferred and amortized over the term of the loan and recorded as cash advance fees in the accompanying consolidated statements of income. The contingent loss on the guaranteed loans is accrued and recorded as a liability. See Note 4.
Check Cashing • The Company records fees derived from Company-owned check cashing locations and cash advance locations in the period in which the service is provided. Royalties derived from franchise locations are recorded on the accrual basis.
Allowance for Losses on Cash Advances
     In order to manage the portfolio of cash advances effectively, the Company utilizes a variety of underwriting criteria, monitors the performance of the portfolio, and maintains either an allowance or accrual for losses.
     The Company maintains either an allowance or accrual for losses on cash advances (including fees and interest) at a level estimated to be adequate to absorb credit losses inherent in the outstanding combined Company and third-party lender portfolio (the portion owned by independent third-party lenders or banks). The allowance for losses on Company-owned cash advances offsets the outstanding cash advance amounts in the consolidated balance sheets. Active third-party lender-originated cash advances in which the Company does not have a participation interest are not included in the consolidated balance sheets. Since losses on cash advances assigned to the Company by the third-party lenders are the Company’s responsibility, an accrual for losses on third-party lender-owned cash advances is maintained and included in “Accounts payable and accrued expenses” in the consolidated balance sheets.
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
Recent Accounting Pronouncement
     In June 2006, FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 requires that a more-likely-than-not threshold be met before the benefit of a tax position may be recognized in the financial statements and prescribes how such benefit should be measured. It requires that the new standard be applied to the balances of assets and liabilities as of the beginning of the period of adoption and that a corresponding adjustment be made to the opening balance of retained earnings. FIN 48 will be effective for fiscal years beginning after December 15, 2006. The Company is evaluating the potential effect of FIN 48, but does not expect it to have a material effect on the Company’s consolidated financial position or results of operations.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued
2. Stock-Based Compensation
     Under various equity compensation plans (the “Plans”) it sponsors, the Company is authorized to issue up to 9,150,000 shares of Common Stock pursuant to “Awards” granted as incentive stock options (intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended), nonqualified stock options and restricted stock units. At June 30, 2006, 1,267,530 shares were reserved for future grants under these Plans.
Stock Options • Stock options currently outstanding under the Plans have contractual terms of up to 10 years and have an exercise price equal to or greater than the fair market value of the stock at grant date. These stock options vest over periods ranging from 1 to 7 years.
     Beginning January 1, 2006, the Company has accounted for its stock-based employee compensation plans in accordance with Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS 123R”), using the modified prospective method. Under the modified prospective method, the Company is required to recognize compensation expense over the remaining vesting periods for the portion of stock-based awards for which the requisite service had not been rendered as of January 1, 2006. For the three and six months ended June 30, 2006, compensation expense recognized related to the stock options was $60,000 ($39,000 net of related income tax benefit) and $119,000 ($77,000 net of related income tax benefit), respectively. Prior to January 1, 2006, stock-based compensation was accounted for in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees", often referred to as the “intrinsic value” based method, and no compensation expense was recognized for the stock options. In addition, the financial statements for the three and six months ended June 30, 2005, which were prior to the adoption of SFAS 123R, have not been restated and do not reflect the recognition of the compensation cost related to the stock options. The following table illustrates the effect on net income and earnings per share if the Company had applied SFAS No. 123R for the three and six months ended June 30, 2005 reported (in thousands, except per share amounts):

	Three	Six
	Months	Months
	Ended	Ended
	June 30,	June 30,
	2005	2005
Net income as reported	$6,900	$18,802
Add: Stock option compensation credit determined under fair value based method, net of related tax effect	17	17

Pro forma net income	$6,917	$18,819

Earnings Per Share:
Basic:
Net income — as reported	$0.24	$0.64
Net income — pro forma	$0.24	$0.64
Diluted:
Net income — as reported	$0.23	$0.62
Net income — pro forma	$0.23	$0.62
Pro forma weighted average common shares:
Basic	29,219	29,275
Diluted	30,247	30,367

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)— Continued
     A summary of the Company’s stock option activity during the six months ended June 30, 2006 and 2005 is as follows (shares in thousands):

	Six Months Ended June 30,
	2006		2005
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Outstanding at beginning of year	1,402,732	$10.31	1,632,866	$10.26
Exercised	(405,776)	10.54	(42,800)	10.45
Forfeited	—	—	(5,000)	17.14

Outstanding at end of period	996,956	$10.22	1,585,066	$10.23

Exercisable at end of period	951,956	$9.89	1,540,066	$10.03

     Stock options outstanding and exercisable as of June 30, 2006, are summarized below:

Options Outstanding				Options Exercisable
		Weighted	Weighted Average		Weighted
	Number of	Average	Years of	Number of	Average
Range of	Shares	Exercise	Remaining	Shares	Exercise
Exercise Prices	Outstanding	Price	Contractual Life	Exercisable	Price
$ 5.94 to $ 9.41	192,300	$7.90	5.6	192,300	$7.90
$ 9.42 to $12.63	703,156	9.98	4.8	703,156	9.98
$12.64 to $17.14	101,500	16.30	5.8	56,500	15.63

$ 5.94 to $17.14	996,956	$10.22	5.1	951,956	$9.89

The total intrinsic value of stock options is summarized as follows ($ in thousands):

					Aggregate
				Number of	Intrinsic
				Shares	Value
Options outstanding at June 30, 2006				996,956	$21,714
Options exercisable at June 30, 2006				951,956	21,045
Options exercised during the six months ended June 30, 2006				405,776	7,333
     Total cash received from exercises of stock options for the six months ended June 30, 2006 and 2005 were $4.3 million and $449,000, respectively. Income tax benefits realized from the exercise of the stock options for the six months ended June 30, 2006 and 2005 were $2.6 million and $267,000, respectively. These benefits were recorded as increases to additional paid-in capital.
     At June 30, 2006, 45,000 shares of the outstanding stock options were unvested with total unrecognized compensation cost of $260,000 ($169,000 net of related income tax benefit) that is expected to be recognized over a period of 1.1 years. No options became vested during the six months ended June 30, 2006 and 2005.
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
     Compensation expense related to the restricted stock units totaling $572,000 ($372,000 net of related income tax benefit) and $412,000 ($268,000 net of related income tax benefit) was recognized for the three months ended June 30, 2006 and 2005, respectively, and was $1.1 million ($715,000 net of related income tax benefit) and $824,000 ($536,000 net of related income tax benefit) for the six months ended June 30, 2006 and 2005, respectively.
     The following table summarizes the restricted stock unit activity during the six months ended June 30, 2006 and 2005:

	Six Months Ended June 30,
	2006		2005
		Weighted		Weighted
		Average		Average
		Fair Value		Fair Value
		at Date of		at Date of
	Units	Grant	Units	Grant
Outstanding at beginning of year	395,591	$21.30	342,798	$20.31
Units granted	106,248	24.87	100,061	24.99
Shares issued	(28,742)	25.57	(10,835)	22.84
Units forfeited	—	—	(30,546)	21.84

Outstanding at end of period	473,097	$21.85	401,478	$21.30

Units vested at end of period	102,455	$19.64	51,363	$20.53

     The outstanding restricted stock units had an aggregate intrinsic value of $15.1 million and the outstanding vested restricted stock units had an aggregate intrinsic value of $3.3 million at June 30, 2006, respectively. Tax benefits realized from issuance of common stock for the vested restricted stock units for the six months ended June 30, 2006 and 2005 were $259,000 and $101,000, respectively. The portion of these benefits recorded as increases to additional paid-in capital was $2,000 and $15,000 for the six months ended June 30, 2006 and 2005, respectively. These benefits represent the tax benefits realized upon issuance of common stock in excess of the amounts previously recognized in the financial statements for these vested awards.
3. Acquisitions
     Pursuant to the Company’s business strategy of acquiring existing pawnshop and/or cash advance locations that can benefit from the Company’s centralized management and standardized operations, the Company purchased 2 pawnshops for an aggregate purchase price of $1.8 million in the six months ended June 30, 2006. There were two pawnshops and one cash advance location acquired during the six months ended June 30, 2005.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued
     The following table summarizes the allocation of the purchase prices for the six months ended June 30, 2006 and 2005 ($ in thousands):

	Six Months Ended
	June 30,
	2006	2005
Number of pawnshops and cash advance locations acquired	2	3

Purchase price allocated to:
Pawn loans	$714	$852
Merchandise held for disposition	338	95
Finance and service charges receivable	28	91
Cash advances	—	34
Property and equipment	18	49
Goodwill	609	2,807
Intangible assets	165	330
Other assets, net	4	(11)
Customer deposits	(97)	—

Net assets acquired	1,779	4,247
Purchase price adjustments for prior year acquisitions	—	159
Cash consideration payable	(25)	(36)

Total cash paid for acquisitions	$1,754	$4,370

4. Cash Advances, Allowance for Losses and Accruals for Losses on Third-Party Lender-Owned Cash Advances
     The Company offers cash advance products through its cash advance locations and most of its pawnshops. The cash advance products are generally offered as single payment cash advance loans. These cash advance loans typically have a term of 7 to 45 days and are generally payable on the customer’s next payday. The Company originates cash advances in some of its locations and arranges for customers to obtain cash advances from independent third-party lenders in other Company locations. These third-party lenders are either commercial banks or independent third-party non-bank lenders (collectively, “third-party lenders”). In a cash advance transaction, a customer executes a promissory note or other repayment agreement typically supported by that customer’s personal check or authorization to debit the customer’s checking account via an ACH transaction. Customers may repay the cash advance either with cash, by allowing their check to be presented for collection, or by allowing their checking account to be debited via an ACH transaction for the amount due.
     The Company offers single payment cash advances originated by independent non-bank third-party lenders, whereby the Company acts as a credit services organization on behalf of consumers in accordance with applicable state laws (the “CSO program”). Credit services that the Company provides to its customers include arranging loans with independent third-party lenders, assisting in the preparation of loan applications and loan documents, and accepting loan payments at the location where the loans were arranged. If a customer obtains a loan from an independent non-bank third-party lender through the CSO program, the Company, on behalf of the customer, also guarantees the customer’s payment obligations under the loan to the third-party lender. A customer who obtains a loan through the CSO program pays the Company a fee for the credit services, including the guaranty, and enters into a contract with the Company governing the credit services arrangement. Losses on cash advances acquired by the Company as a result of its guaranty obligations are the responsibility of the Company. As of June 30, 2006, the Company offered the CSO program in Texas, Michigan and Florida.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued
     For cash advances originated by commercial banks, the banks sell participation interests in the bank-originated cash advances to third parties, and the Company purchases sub-participation interests in certain of those participations. The Company also receives an administrative fee for its services. In order to benefit from the use of the Company’s collection resources and proficiency, the banks assign cash advances unpaid after their payment due date to the Company at a discount from the amount owed by the borrower. The Company introduced in late 2005 a third-party commercial bank-originated multi-payment installment cash advance product in Georgia and California. The Company discontinued offering this cash advance product in Georgia in May 2006 and in California in July 2006.
     In January 2006, the Company discontinued offering third-party bank-originated cash advances to its Texas, Florida and North Carolina customers. It has expanded its CSO program in Florida and Texas to meet customer demand for cash advances in those states.
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
     Cash advances outstanding at June 30, 2006 and 2005, were as follows (in thousands):

	June 30,
	2006	2005
Originated by the Company
Active cash advances and fees receivable	$32,016	$30,220
Cash advances and fees in collection	7,615	6,840

Total originated by the Company	39,631	37,060

Originated by third-party lenders(1)
Active cash advances and fees receivable	18,143	19,531
Cash advances and fees in collection	5,908	6,208

Total originated by third-party lenders(1)	24,051	25,739

Combined gross portfolio	63,682	62,799
Less: Elimination of cash advances owned by third-party lenders	17,136	11,466
Less: Discount on cash advances assigned by third-party banks	—	871

Company-owned cash advances and fees receivable, gross	46,546	50,462
Less: Allowance for losses	7,541	7,720

Cash advances and fees receivable, net	$39,005	$42,742

(1)	Amounts include cash advances offered by third-party commercial banks of $3,951 and $25,739 for 2006 and 2005, respectively. These bank programs were discontinued in 2006.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued
     Changes in the allowance for losses for the three and six months ended June 30, 2006 and 2005, were as follows ($ in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Allowance for company-owned cash advances
Balance at beginning of period	$3,541	$3,096	$6,309	$4,358
Cash advance loss provision	10,512	10,457	15,218	16,138
Charge-offs	(8,612)	(7,861)	(19,657)	(17,701)
Recoveries	2,100	2,028	5,671	4,925

Balance at end of period	$7,541	$7,720	$7,541	$7,720

Accrual for third-party lender-owned cash advances
Balance at beginning of period	$605	$295	$874	$342
Increase in loss provision	286	312	17	265

Balance at end of period	$891	$607	$891	$607

Combined statistics
Combined cash advance loss provision	$10,798	$10,769	$15,235	$16,403

Combined cash advance loss provision as a % of combined cash advances written	4.5%	4.8%	3.3%	4.1%

Charge-offs (net of recoveries) as a % of combined cash advances written	2.7%	2.6%	3.1%	3.2%

Combined allowance for losses and accrued third-party lenders losses as a % of combined gross portfolio	13.2%	13.3%	13.2%	13.3%

     Cash advances assigned to the Company for collection were $15.9 million and $37.5 million, for the six months ended June 30, 2006 and 2005, respectively. The Company’s participation interest in bank- originated cash advances was $1.0 million and $8.1 million at June 30, 2006 and 2005, respectively.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued
5. Earnings Per Share Computation
     The following table sets forth the reconciliation of numerators and denominators for the basic and diluted earnings per share computation for the three and six months ended June 30, 2006 and 2005 (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Numerator:
Net income available to common stockholders	$10,913	$6,900	$26,301	$18,802

Denominator:
Weighted average common shares outstanding	29,574	29,170	29,470	29,232
Weighted average vested restricted stock units	99	49	92	43

Total weighted average basic shares	29,673	29,219	29,562	29,275
Effect of shares applicable to stock option plans	465	433	493	558
Effect of restricted stock unit compensation plans	372	367	368	359
Effect of shares applicable to non-qualified savings plan	59	60	61	64

Total weighted average diluted shares	30,569	30,079	30,484	30,256

Earnings per share:
Net income — Basic	$0.37	$0.24	$0.89	$0.64

Net income — Diluted	$0.36	$0.23	$0.86	$0.62

6. Long-Term Debt
     The Company’s long-term debt instruments and balances outstanding at June 30, 2006 and 2005, were as follows (in thousands):

	June 30,
	2006	2005
Line of credit up to $250,000 due 2010	$54,729	$101,850
6.12% senior unsecured notes due 2015	40,000	—
7.20% senior unsecured notes due 2009	34,000	42,500
7.10% senior unsecured notes due 2008	8,572	12,857
8.14% senior unsecured notes due 2007	8,000	12,000

Total debt	145,301	169,207
Less current portion	16,786	16,786

Total long-term debt	$128,515	$152,421

     Interest on the line of credit is charged, at the Company’s option, at either LIBOR plus a margin or at the agent’s base rate. The margin on the line of credit varies from 0.875% to 1.875% (0.875% at June 30, 2006), depending on the Company’s cash flow leverage ratios as defined in the agreement. The Company also pays a fee on the unused portion ranging from 0.25% to 0.30% (0.25% at June 30, 2006) based on the Company’s cash flow leverage ratios. The weighted average interest rate (including the margin) on the line of credit at June 30, 2006 was 6.31%.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued
7. Operating Segment Information
     The Company has three reportable operating segments: pawn lending operations, cash advance operations and check cashing operations. The cash advance and check cashing segments are managed separately due to the different operational strategies required and, therefore, are reported as separate segments. To more accurately estimate the administrative expenses associated with each operating segment, the Company began in the second quarter of 2006 to allocate its aggregate administrative expenses on a different basis. Management believes that the current methodology creates a more balanced allocation among the segments based on the time, resources and activities associated with the administrative activities of each operating segment. All prior periods have been revised to reflect this change in the estimated administrative burden. There is no change to the consolidated performance of the Company for any period. There are no other changes to the segment results other than to the administrative expense allocation. A comparison of the expense allocations under the current and previous methodologies are found in Note 8.
     The information concerning the operating segments is set forth below (in thousands):

	Pawn	Cash	Check
	Lending	Advance	Cashing	Consolidated
Three Months Ended June 30, 2006:
Revenue
Finance and service charges	$34,588	$—	$—	$34,588
Proceeds from disposition of merchandise	72,917	—	—	72,917
Cash advance fees	10,282	29,113	—	39,395
Check cashing royalties and fees	—	1,834	873	2,707

Total revenue	117,787	30,947	873	149,607
Cost of revenue — disposed merchandise	42,886	—	—	42,886

Net revenue	74,901	30,947	873	106,721

Expenses
Operations	44,799	14,523	320	59,642
Cash advance loss provision	3,724	7,074	—	10,798
Administration	7,441	4,686	568	12,695
Depreciation and amortization	4,478	1,936	89	6,503

Total expenses	60,442	28,219	977	89,638

Income (loss) from operations	$14,459	$2,728	$(104)	$17,083

As of June 30, 2006:
Total assets	$489,686	$114,546	$7,426	$611,658

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued

	Pawn	Cash	Check
	Lending	Advance	Cashing	Consolidated
Three Months Ended June 30, 2005:
Revenue
Finance and service charges	$32,577	$—	$—	$32,577
Proceeds from disposition of merchandise	65,333	—	—	65,333
Cash advance fees	10,050	23,326	—	33,376
Check cashing royalties and fees	—	1,440	843	2,283

Total revenue	107,960	24,766	843	133,569
Cost of revenue — disposed merchandise	38,939	—	—	38,939

Net revenue	69,021	24,766	843	94,630

Expenses
Operations	40,998	12,703	326	54,027
Cash advance loss provision	4,075	6,694	—	10,769
Administration	6,268	4,047	289	10,604
Depreciation and amortization	3,817	1,777	80	5,674

Total expenses	55,158	25,221	695	81,074

Income (loss) from operations	$13,863	$(455)	$148	$13,556

As of June 30, 2005:
Total assets	$450,362	$111,683	$6,819	$568,864

	Pawn	Cash	Check
	Lending	Advance	Cashing	Consolidated
Six Months Ended June 30, 2006:
Revenue
Finance and service charges	$69,643	$—	$—	$69,643
Proceeds from disposition of merchandise	160,391	—	—	160,391
Cash advance fees	19,930	54,904	—	74,834
Check cashing royalties and fees	—	5,333	2,024	7,357

Total revenue	249,964	60,237	2,024	312,225
Cost of revenue — disposed merchandise	95,628	—	—	95,628

Net revenue	154,336	60,237	2,024	216,597

Expenses
Operations	89,016	29,245	654	118,915
Cash advance loss provision	5,607	9,628	—	15,235
Administration	15,574	9,754	881	26,209
Depreciation and amortization	8,820	3,866	170	12,856

Total expenses	119,017	52,493	1,705	173,215

Income from operations	$35,319	$7,744	$319	$43,382

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued

	Pawn	Cash	Check
	Lending	Advance	Cashing	Consolidated
Six Months Ended June 30, 2005:
Revenue
Finance and service charges	$66,496	$—	$—	$66,496
Proceeds from disposition of merchandise	144,074	—	—	144,074
Cash advance fees	19,030	42,656	—	61,686
Check cashing royalties and fees	—	4,328	1,974	6,302

Total revenue	229,600	46,984	1,974	278,558
Cost of revenue — disposed merchandise	86,894	—	—	86,894

Net revenue	142,706	46,984	1,974	191,664

Expenses
Operations	81,916	25,076	708	107,700
Cash advance loss provision	6,268	10,135	—	16,403
Administration	12,916	8,024	573	21,513
Depreciation and amortization	7,609	3,468	163	11,240

Total expenses	108,709	46,703	1,444	156,856

Income from operations	$33,997	$281	$530	$34,808

8. Supplemental Disclosure of Operating Segment Information
     As described in Note 7, the Company revised the method of allocating its aggregate administrative expenses in the second quarter of 2006. The following tables provide comparative information by operating segment showing the current and previous allocation methods for the three months ended March 31, 2006 and June 30, 2006 and the six months ended June 30, 2006 (in thousands):

	Pawn Lending		Cash Advance		Check Cashing
	Current	Previous	Current	Previous	Current	Previous
	Method	Method	Method	Method	Method	Method
Three Months Ended June 30, 2006:
Total revenue	$117,787	$117,787	$30,947	$30,947	$873	$873
Net revenue	74,901	74,901	30,947	30,947	873	873
Administration	7,441	9,707	4,686	2,480	568	508
All other expenses	53,001	53,001	23,533	23,533	409	409
Income (loss) from operations	14,459	12,193	2,728	4,934	(104)	(44)
Three Months Ended March 31, 2006:
Total revenue	$132,177	$132,177	$29,290	$29,290	$1,151	$1,151
Net revenue	79,435	79,435	29,290	29,290	1,151	1,151
Administration	8,133	10,610	5,068	2,652	313	252
All other expenses	50,442	50,442	19,206	19,206	415	415
Income from operations	20,860	18,383	5,016	7,432	423	484
Six Months Ended June 30, 2006:
Total revenue	$249,964	$249,964	$60,237	$60,237	$2,024	$2,024
Net revenue	154,336	154,336	60,237	60,237	2,024	2,024
Administration	15,574	20,317	9,754	5,132	881	760
All other expenses	103,443	103,443	42,739	42,739	824	824
Income from operations	35,319	30,576	7,744	12,366	319	440

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued
9. Litigation
     In the suit Strong v. Georgia Cash America, Inc. et al. currently pending in the State Court of Cobb County, Georgia (“State Court”) and described in the Company’s prior reports to the Securities and Exchange Commission, the parties are conducting discovery related to the plaintiff’s efforts to avoid being required to individually arbitrate his claims in accordance with the arbitration provisions of the loan contract with Georgia Cash America that he executed. Georgia Cash America, Inc. et al. (collectively, “Cash America”) are seeking enforcement of these arbitration provisions and have filed a Motion to Stay and Compel Arbitration with the State Court. The Company believes that the plaintiff’s claims in this suit are without merit and is vigorously defending this lawsuit. In the related action that Cash America and Community State Bank (“CSB”) commenced in response to the Strong case and to assert Cash America’s right to arbitrate that dispute, which is also described in the Company’s prior reports to the Securities and Exchange Commission, Cash America and CSB have appealed the dismissal by the U.S. District Court for the Northern District of Georgia of their complaint seeking to compel Strong to arbitrate the claims he asserts in his suit to the U.S Court of Appeals for the 11th Circuit. This appeal is scheduled for oral argument in November 2006. The Strong litigation is still at a very early stage, and neither the likelihood of an unfavorable outcome nor the ultimate liability, if any, with respect to this litigation can be determined at this time.
     The Company is a defendant in lawsuits encountered in the ordinary course of its business. Certain of these matters are covered to an extent by insurance. In the opinion of management, the resolution of these matters will not have a material adverse effect on the Company’s financial position, results of operations or liquidity.
10. Subsequent Event
     On July 9, 2006 the Company entered into an Asset Purchase Agreement (the “Purchase Agreement”) with The Check Giant, LLC, its subsidiaries (collectively, “TCG”) and the members of The Check Giant, LLC to acquire substantially all of the assets of TCG. TCG offers short-term cash advances exclusively over the Internet under the name “CashNetUSA”. The Purchase Agreement provides for the Company to pay an initial purchase price of approximately $35 million in cash at closing and up to five supplemental earn-out payments during the two year period after the closing. The amount of each supplemental payment is to be based on a multiple of the consolidated earnings attributable to TCG’s business before interest, income taxes, and depreciation and amortization expense for the twelve months preceding each scheduled supplemental payment, as defined more fully in the Purchase Agreement. The supplemental payments will be reduced by amounts previously paid. The supplemental payments are to be paid in cash; the Company would, however, have the option of paying up to 25% of each supplemental payment in shares of its common stock based on an average share price value at that time, as defined in the Purchase Agreement. The transaction is expected to close within approximately 60 days, subject to the receipt of required regulatory and other approvals and other customary conditions.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
GENERAL
     The Company is a provider of specialty financial services to individuals. It offers secured non-recourse loans, commonly referred to as pawn loans, through its pawn lending operations. The pawn loan portfolio generates finance and service charges revenue. A related activity of the pawn lending operations is the disposition of merchandise, primarily collateral from unredeemed pawn loans. The Company also offers unsecured cash advances in selected lending locations and on behalf of independent third-party lenders, including a small amount from banks, in other locations. The Company also provides check cashing and related financial services through many of its lending locations and through franchised and Company-owned check cashing centers.
     As of June 30, 2006, the Company had 896 total locations offering products and services to its customers. The Company operates in three segments: pawn lending, cash advance and check cashing.
     As of June 30, 2006, the Company’s pawn lending operations consisted of 467 pawnshops in 21 states of the United States; 457 are Company-owned units and 10 are unconsolidated franchised units. During the eighteen months ended June 30, 2006, the Company acquired 11 operating units, established 8 locations, and combined or closed 3 locations for a net increase of 16 Company-owned pawn lending units. In addition, 3 franchise locations were opened, and 4 were either converted to Company-owned locations or were terminated.
     At June 30, 2006, the Company’s cash advance operations operated 291 cash advance locations in 7 states. During the eighteen months ended June 30, 2006, the Company acquired one operating unit, established 42 locations, and combined or closed 5 locations for a net increase of 38 cash advance locations.
     As of June 30, 2006, the Company’s check cashing operations consisted of 133 franchised and 5 company-owned check cashing centers in 19 states.

RESULTS OF OPERATIONS
     The following table sets forth the components of the consolidated statements of income as a percentage of total revenue for the periods indicated.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Revenue
Finance and service charges	23.1%	24.4%	22.3%	23.9%
Proceeds from disposition of merchandise	48.8	48.9	51.4	51.7
Cash advance fees	26.3	25.0	24.0	22.1
Check cashing royalties and fees	1.8	1.7	2.3	2.3

Total Revenue	100.0	100.0	100.0	100.0
Cost of Revenue
Disposed merchandise	28.7	29.1	30.6	31.2

Net Revenue	71.3	70.9	69.4	68.8

Expenses
Operations	39.9	40.4	38.1	38.7
Cash advance loss provision	7.2	8.1	4.9	6.0
Administration	8.5	7.9	8.4	7.7
Depreciation and amortization	4.3	4.3	4.1	4.0

Total Expenses	59.9	60.7	55.5	56.4

Income from Operations	11.4	10.2	13.9	12.4
Interest expense	(1.6)	(1.9)	(1.6)	(1.7)
Interest income	0.3	0.3	0.3	0.3
Foreign currency transaction gain (loss)	0.1	(0.3)	—	(0.3)
Gain from termination of contract	1.4	—	0.7	—

Income before Income Taxes	11.6	8.3	13.3	10.7
Provision for income taxes	4.3	3.1	4.9	4.0

Net Income	7.3%	5.2%	8.4%	6.7%

     The following table sets forth selected consolidated financial and operating data as of June 30, 2006 and 2005, and for the three and six months then ended ($ in thousands).

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2006		2005		2006		2005
PAWN LENDING OPERATIONS:
Pawn loans
Annualized yield on pawn loans	121.5%		122.6%		125.5%		127.6%
Total amount of pawn loans written and renewed	$123,974		$114,348		$227,901		$212,178
Average pawn loan balance outstanding	$114,186		$106,547		$111,875		$105,118
Average pawn loan balance per average location in operation	$249		$240		$245		$238
Ending pawn loan balance per location in operation	$272		$261		$272		$261
Average pawn loan amount at end of period (not in thousands)	$96		$88		$96		$88
Profit margin on disposition of merchandise as a percentage of proceeds from disposition of merchandise	41.2%		40.4%		40.4%		39.7%
Average annualized merchandise turnover	2.6	x	2.6	x	2.8	x	2.8	x
Average balance of merchandise held for disposition per average location in operation	$145		$135		$150		$141
Ending balance of merchandise held for disposition per location in operation	$151		$139		$151		$139
Pawnshop locations in operation –
Beginning of period, owned	458		441		456		441
Acquired	—		2		2		2
Start-ups	—		2		1		3
Combined or closed	(1)		—		(2)		(1)

End of period, owned	457		445		457		445
Franchise locations at end of period	10		11		10		11

Total pawnshop locations at end of period	467		456		467		456

Average number of owned pawnshop locations	458		444		457		442

Cash advances
Total amount of cash advances written (a)	$65,734		$68,191		$124,746		$124,931
Number of cash advances written (not in thousands) (a)	168,377		209,342		319,504		379,920
Average amount per cash advance (not in thousands) (a)	$390		$326		$390		$329
Combined cash advances outstanding (a)	$17,742		$20,279		$17,742		$20,279
Cash advances outstanding per location at end of period (a)	$43		$47		$43		$47
Cash advances outstanding before allowance for losses (b)	$7,585		$13,193		$7,585		$13,193
Locations offering cash advances at end of period	415		429		415		429

Average number of locations offering cash advances	427		428		430		427

CASH ADVANCE OPERATIONS (c):
Total amount of cash advances written (a)	$177,004		$156,150		$331,922		$278,235
Number of cash advances written (not in thousands) (a)	478,884		434,911		890,887		785,461
Average amount per cash advance (not in thousands) (a)	$370		$359		$373		$354
Combined cash advances outstanding (a)	$45,940		$42,520		$45,940		$42,520
Cash advances outstanding per location at end of period (a)	$158		$157		$158		$157
Cash advances outstanding before allowance for losses (b)	$38,961		$37,269		$38,961		$37,269
Cash advance locations in operation –
Beginning of period	286		264		286		253
Acquired	—		1		—		1
Start-ups	5		6		8		19
Combined or closed	—		—		(3)		(2)

End of period	291		271		291		271

Average number of cash advance locations	287		267		288		262

(Continued on Next Page)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
CHECK CASHING OPERATIONS (Mr. Payroll Corp.) (d)
Face amount of checks cashed	$310,412	$277,595	$686,592	$614,623
Gross fees collected	$4,280	$3,756	$9,950	$8,770
Fees as a percentage of checks cashed	1.4%	1.4%	1.4%	1.4%
Average check cashed (not in thousands)	$397	$367	$437	$393
Centers in operation at end of period	138	136	138	136

Average number of check cashing centers	139	135	139	135

(a)	Includes cash advances made by the Company and cash advances made by third-party lenders offered at the Company’s locations.

(b)	Amounts recorded in the Company’s consolidated financial statements.

(c)	Includes only cash advance locations.

(d)	Includes franchised and company-owned locations.
CRITICAL ACCOUNTING POLICIES
     Beginning January 1, 2006, the Company has accounted for its stock-based employee compensation plans in accordance with Statement of Financial Accounting Standards No. 123R, “Share-Based Payment”, using the modified prospective method. Under the modified prospective method, the Company is to recognize compensation expense for the portion of stock-based awards for which the requisite service had not been rendered as of January 1, 2006 over the remaining vesting periods. During the three and six months ended June 30, 2006, the Company recognized compensation expense of $60,000 ($39,000 net of related taxes) and $119,000 ($77,000 net of related taxes), respectively, for its unvested stock options. The financial statements for the three and six months ended June 30, 2005 have not been restated and do not reflect the recognition of the compensation cost related to the stock options.
     There have been no other changes of critical accounting policies since December 31, 2005.
RECENT ACCOUNTING PRONOUNCEMENT
     In June 2006, FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 requires that a more-likely-than-not threshold be met before the benefit of a tax position may be recognized in the financial statements and prescribes how such benefit should be measured. It requires that the new standard be applied to the balances of assets and liabilities as of the beginning of the period of adoption and that a corresponding adjustment be made to the opening balance of retained earnings. FIN 48 will be effective for fiscal years beginning after December 15, 2006. The Company is evaluating the potential effect of FIN 48, but does not expect it to have a material effect on the Company’s consolidated financial position or results of operations.

OVERVIEW
Components of Consolidated Net Revenue. Consolidated net revenue is total revenue reduced by the cost of merchandise sold in the period. It represents the income available to satisfy expenses and is the measure management uses to evaluate top line performance. The components of consolidated net revenue are finance and service charges from pawn loans, profit from the disposition of merchandise, cash advance fees generated from both pawn locations and cash advance locations, and check cashing royalties and fees. Growth in cash advance fees has increased the related contribution of the cash advance products to consolidated net revenue during the three and six months ended June 30, 2006 compared to the same periods of 2005. The growth in cash advance fees is primarily attributable to higher average balances and the addition of new units. While slightly lower as a percentage of total net revenue, aggregate pawn-related net revenue, consisting of finance and service charges plus profit on the disposition of merchandise, remains the dominant source of net revenue at 60.5% and 62.3% for the three months ended June 30, 2006 and 2005, and at 62.1% and 64.5% for the six months ended June 30, 2006 and 2005, respectively. The following charts depict the mix of the components of consolidated net revenue for the three and six months ended June 30, 2006 and 2005:

Contribution to Increase in Net Revenue. Increases in the components of the Company’s net revenue led to an increase in net revenue of 12.8% and 13.0% for the quarter and six months ended June 30, 2006 compared to the prior year same periods. Cash advance fees have increased primarily because of the growth and development of newly opened cash advance locations. As illustrated below, these increases represented 49.8% and 52.8% of the Company’s overall increase in net revenue from the three and six months ended June 30, 2005 to the three and six months ended June 30, 2006 and 45.6% and 43.7% of the overall increase from the three and six months ended June 30, 2004 to the three and six months ended June 30, 2005. The increase in pawn-related net revenue in the aggregate, finance and service charges plus profit from the disposition of merchandise, decreased from 53.4% to 46.7% and from 54.5% to 43.0% of the increase in net revenue for the three and six months of 2006 compared to the same periods of 2005. These trends are depicted in the following charts:

Quarter Ended June 30, 2006 Compared To Quarter Ended June 30, 2005
Consolidated Net Revenue. Consolidated net revenue increased $12.1 million, or 12.8%, to $106.7 million during the quarter ended June 30, 2006 (the “current quarter”) from $94.6 million during the quarter ended June 30, 2005 (the “prior year quarter”). The following table sets forth net revenue results by operating segment for the three months ended June 30, 2006 and 2005 ($ in thousands):

	Three Months Ended June 30,
	2006	2005	Increase
Pawn lending operations	$74,901	$69,021	$5,880	8.5%
Cash advance operations	30,947	24,766	6,181	25.0
Check cashing operations	873	843	30	3.6

Consolidated net revenue	$106,721	$94,630	$12,091	12.8%

     Higher revenue from the Company’s cash advance product, higher finance and service charges from pawn loans, higher profit from the disposition of merchandise and a small increase in revenue from check cashing operations accounted for the increase in net revenue.
     The components of consolidated net revenue are finance and service charges from pawn loans, which increased $2.0 million; profit from the disposition of merchandise, which increased $3.6 million; cash advance fees generated both from pawn locations and cash advance locations, which increased $6.0 million; and check cashing royalties and fees, which increased $424,000.
Finance and Service Charges. Finance and service charges increased $2.0 million, or 6.2%, from $32.6 million in the prior year quarter to $34.6 million in the current quarter. The increase is primarily due to higher loan balances attributable to the increased amount of pawn loans written. An increase in the average balance of pawn loans outstanding contributed $2.3 million of the increase which was partially offset by a $324,000 decrease resulting from the lower annualized yield of the pawn loan portfolio described below. Finance and service charges from same stores (stores that have been open for at least twelve months) increased 3.5%, or $1.1 million, in the current quarter compared to the prior year quarter as a result of an increase of $5.9 million in pawn loans written and a higher average amount per pawn loan written.
     Pawn loan balances at June 30, 2006 were $8.5 million, or 7.3% higher than at June 30, 2005, primarily as a result of the increase in average pawn loan balances per average pawnshop location and the net addition of 12 pawnshops. The average balance of pawn loans was 7.2% higher in the current quarter than in the prior year quarter. The increase in the average balance of pawn loans outstanding was primarily driven by a 8.5% increase in the average amount per loan which was partially offset by a 1.2% decrease in the average number of pawn loans outstanding during the current quarter. Annualized loan yield declined to 121.5% in the current quarter from 122.6% in the prior year quarter. The decrease in annualized loan yield is partially attributable to four pawnshops damaged by Hurricane Katrina in August 2005 that had not reopened for business as of June 30, 2006. The statutory rates in the New Orleans market generate higher than average pawn loan yields. Pawn loan yields were also negatively impacted by an increase in the amount of unredeemed pawn loans in the current quarter compared to the prior year quarter which generally dilutes yield. Same store pawn loan balances at June 30, 2006 were $121.2 million, or 5.0%, higher than at June 30, 2005.

Profit from Disposition of Merchandise. Profit from disposition of merchandise represents the proceeds received from disposition of merchandise in excess of the cost of disposed merchandise. The following table summarizes the proceeds from disposition of merchandise and the related profit for the current quarter compared to the prior year quarter ($ in thousands):

	Three Months Ended June 30,
	2006			2005
	Merch-	Refined		Merch-	Refined
	andise	Gold	Total	andise	Gold	Total
Proceeds from dispositions	$55,680	$17,237	$72,917	$52,579	$12,754	$65,333

Profit on disposition	$24,063	$5,968	$30,031	$22,680	$3,714	$26,394

Profit margin	43.2%	34.6%	41.2%	43.2%	$29.1%	40.4%

     While the total proceeds from disposition of merchandise and refined gold increased $7.6 million, or 11.6%, the total profit from the disposition of merchandise and refined gold increased $3.6 million, or 13.8%, primarily due to higher levels of retail sales and stronger gross profit margin on the disposition of refined gold. Overall gross profit margin increased from 40.4% in the prior year quarter to 41.2% in the current quarter as the gross profit margin and relative percentage of refined gold sales was higher than the prior year quarter. Excluding the effect of the disposition of refined gold, the profit margin on the disposition of merchandise (including jewelry sales) was 43.2% for both the current quarter and the prior year quarter. The profit margin on the disposition of refined gold increased to 34.6% in the current quarter compared to 29.1% in the prior year quarter primarily due to higher prevailing market prices of gold which caused hedge-adjusted selling price per ounce to increase 26.9% compared to the prior year quarter. In addition, the Company experienced an increase in volume of refined gold sold during the quarter. Proceeds from disposition of merchandise, excluding refined gold, increased $3.1 million, or 5.9%, in the current quarter. The higher level of retail sales activity was supported by higher levels of merchandise available for disposition entering the current quarter and by the net addition of 12 pawn locations. The consolidated merchandise turnover rate was 2.6 times during both the current quarter and the prior year quarter.
     Management anticipates that profit margin on the overall disposition of merchandise in the near term will likely remain at current levels or decline slightly due to higher inventory levels and the potential of an increased percentage of refined gold sales, due primarily to the current prevailing higher market value of gold. Refined gold sales typically have a lower gross profit margin than retail dispositions so a change in the disposition mix that increases the amount of refined gold sales will likely dilute the overall margin on disposition activities.
     The table below summarizes the age of merchandise held for disposition before valuation allowance of $1.7 million at June 30, 2006 and $1.6 million at June 30, 2005 ($ in thousands).

	2006		2005
	Amount	%	Amount	%
Merchandise held for 1 year or less –
Jewelry	$41,137	58.4%	$36,243	57.2%
Other merchandise	22,097	31.4	19,799	31.2

	63,234	89.8	56,042	88.4

Merchandise held for more than 1 year –
Jewelry	4,493	6.4	4,729	7.5
Other merchandise	2,710	3.8	2,625	4.1

	7,203	10.2	7,354	11.6

Total merchandise held for disposition	$70,437	100.0%	$63,396	100.0%

Cash Advance Fees. Cash advance fees increased $6.0 million, or 18.0%, to $39.4 million in the current quarter from $33.4 million in the prior year quarter. The increase was primarily due to the growth and development of new cash advance units and higher rates of collections resulting from additional staffing at the Company’s collection facilities during the current quarter resulting from the new unit growth. As of June 30, 2006, the cash advance products were available in 706 lending locations, including 415 pawnshops and 291 cash advance locations. Of these lending locations, 350 arrange for customers to obtain cash advance products from independent third-party lenders for a fee. Cash advance fees from same stores increased $2.9 million, or 8.5%, to $37.0 million in the current quarter as compared to $34.1 million in the prior year quarter. Cash advance fees include revenue from the cash advance portfolio owned by the Company and fees paid to the Company for arranging for cash advance products from independent third-party lenders for customers. (Although cash advance transactions may take the form of loans or deferred check deposit transactions, the transactions are referred to throughout this discussion as “cash advances” for convenience.)
     The following table sets forth cash advance fees by operating segment for the three months ended June 30, 2006 and 2005 ($ in thousands):

	Three Months Ended June 30,
	2006	2005	Increase
Pawn lending operations	$10,282	$10,050	$232	2.3%
Cash advance operations	29,113	23,326	5,787	24.8

Consolidated cash advance fees	$39,395	$33,376	$6,019	18.0%

     Cash advance fees increased by 24.8% in the cash advance operating segment and increased by 2.3% in the pawn lending operating segment; both increases were mostly due to the addition of new locations and higher average balances outstanding. In addition, the increase in cash advance revenue benefited consolidated earnings more than in the prior year quarter primarily due to greater efficiencies in expenses, which benefited both segments in the current quarter. Management believes the operating margins for the cash advance segment improved with the development of new locations and from greater emphasis on cash advance loan portfolio performance.
     The amount of cash advances written increased by $18.4 million, or 8.2%, to $242.7 million in the current quarter from $224.3 million in the prior year quarter. Included in the amount of cash advances written in the current quarter and the prior year quarter were $85.7 million and $92.6 million, respectively, extended to customers by third-party lenders. The average amount per cash advance increased to $375 from $348 due primarily to changes in permitted loan amounts and adjustments to underwriting. The combined Company and third-party lender portfolios of cash advances generated $40.0 million in revenue during the current quarter compared to $36.5 million in the prior year quarter. The outstanding combined portfolio balance of cash advances increased $883,000, or 1.4%, to $63.7 million at June 30, 2006 from $62.8 million at June 30, 2005. Those amounts included $46.5 million and $50.5 million at June 30, 2006 and 2005, respectively, which are included in the Company’s consolidated balance sheets. An allowance for losses of $7.5 million and $7.7 million has been provided in the consolidated financial statements for June 30, 2006 and 2005, respectively, which is netted against the outstanding cash advance amounts on the Company’s consolidated balance sheets.
     Cash advance fees related to cash advances originated by all third-party lenders (both bank and non-bank) were $15.7 million in the current quarter on $85.7 million in cash advances originated by third-party lenders, representing 39.9% of combined cash advance revenue. The cash advance loss provision expense associated with these cash advances was $5.1 million, direct operating expenses, excluding allocated administrative expenses, were $5.5 million, and depreciation and amortization expense was $448,000 in the current quarter. Therefore, management estimates that the approximate contribution before interest and taxes on cash advances originated by all third-party lenders in the current quarter was $4.6 million. This estimate does not include shared operating costs in pawn locations where the product is offered.
     In March 2005, the Federal Deposit Insurance Corporation (“FDIC”) issued revised guidelines affecting certain short-term cash advance products offered by FDIC regulated banks. The revised guidance applies to the cash advance product that was offered by third-party banks in many of the Company’s locations. The revised guidance, which became effective July 1, 2005, permitted the banks to provide a customer with this cash advance product for no more than three months out of a twelve-month period. In order to address the short-term credit needs of customers who no longer had access to the banks’ cash advance product, the Company began offering an alternative short-term credit product in selected markets in 2005. On July 1, 2005, the Company introduced a credit services organization program (the “CSO program”). Under the CSO program, the Company acts as a credit services organization on behalf of consumers in accordance with applicable state laws. Credit services that the Company provides to its customers include arranging loans with independent third-party lenders, assisting in the preparation of loan applications and loan documents, and accepting loan payments at the location where the loans were arranged. If a customer obtains a loan from a third-party lender through the CSO program, the Company, on behalf of its customer, also guarantees the customer’s payment obligations under the loan to the third-party lender. A customer who obtains a loan through the CSO program pays the Company a CSO fee for the credit services, including the guaranty, and enters into a contract with the Company governing the credit services arrangement. Losses on cash advances assigned to the Company or acquired by the Company as a result of its guaranty are the responsibility of the Company. As of June 30, 2006, the Company offered the CSO program in Texas, Michigan and Florida.
     In July 2005, the Company elected to discontinue offering third-party bank-originated cash advances to consumers in Michigan and in January 2006, the Company elected to discontinue offering third-party bank originated cash advances to consumers in Texas, Florida and North Carolina. Consumer demand for bank-originated cash advances in Michigan, Florida and Texas was effectively satisfied by replacing the bank originated cash advance program in those states with the CSO program instituted by the Company in July 2005. Customer acceptance of the cash advance product offered through the CSO program has been substantially the same as that of the cash advance products offered by the third-party banks. In most of these locations the Company offered both the bank program and the CSO program to customers during the last half of 2005.
     During the third quarter of 2005, the Company discontinued offering single payment cash advances originated by third-party banks in California, representing 36 lending locations at June 30, 2006, and began offering Company-originated cash advances under applicable state law. As an additional service alternative to its customers, during the fourth quarter of 2005 the Company introduced third-party commercial bank originated multi-payment installment cash advances in California and Georgia. The Company discontinued offering both single and multi-payment bank products in Georgia during the second quarter of 2006 and discontinued offering multi-payment bank products in California during July 2006. The Company’s decision to discontinue these products was due principally to the third-party commercial banks’ response to concerns that the FDIC raised to FDIC-supervised banks in late February 2006 concerning the FDIC’s perception of risks associated with such banks’ origination of certain cash advance products with the assistance of third-party marketers and servicers. As of June 30, 2006, the outstanding balance of these bank originated multi-payment installment cash advances was $2.7 million (net of $1.2 million of allowance for losses) in California. In California, the Company still serves cash advance customers by continuing to offer Company- originated cash advance products re-introduced in August 2005 pursuant to state law.
     Management anticipates that cash advance fees will continue to grow during the remainder of 2006 due primarily to increased consumer awareness and demand for the cash advance product, higher outstanding balances at June 30, 2006 compared to June 30, 2005, the growth of balances from new units opened in 2005 and planned openings in 2006 and the planned acquisition of an online cash advance delivery channel. In addition, the Company will receive the benefit of higher realized yields due to the elimination of cash advance products offered by third-party commercial banks and any corresponding reduction in the amount of cash advance fee revenue that might otherwise have been attributable to the third-party commercial banks.
Check Cashing Royalties and Fees. Check cashing fees increased $424,000 to $2.7 million in the current quarter, or 18.6%, from $2.3 million in the prior year quarter primarily due to the growth in cash advance units. Check cashing revenues for the cash advance segment and check cashing segment were $1.8 million and $873,000 in the current quarter, and were $1.4 million and $843,000 in the prior year quarter, respectively. The Company expects higher fees from check cashing and other services as it adds these products in 2006 to most of its pawn lending and cash advance locations that did not offer these services during 2005.
Operations Expenses. Consolidated operations expenses, as a percentage of total revenue, were 39.9% in the current quarter compared to 40.4% in the prior year quarter. These expenses increased $5.6 million, or 10.4%, in the current quarter compared to the prior year quarter. Pawn lending operating expenses increased $3.8 million, or 9.3%, primarily due to the net increase of 12 pawnshop locations since June 30, 2005, the increase in store level incentives and the increase in marketing expenses. Cash advance operating expenses increased $1.8 million, or 14.3%, primarily as a result of the net establishment and acquisition of 20 locations and the growth in expenses in the Company’s collection centers.
     As a multi-unit operator in the consumer finance industry, the Company’s operations expenses are predominately related to personnel and occupancy expenses. Personnel expenses include base salary and wages, performance incentives, and benefits. Occupancy expenses include rent, property taxes, insurance, utilities, and maintenance. The combination of personnel and occupancy expenses represents 83.2% of total operations expenses in the current quarter and 82.8% in the prior year quarter. The comparison is as follows ($ in thousands):

	Three Months Ended June 30,
	2006		2005
		% of		% of
	Amount	Revenue	Amount	Revenue
Personnel	$33,739	22.6%	$29,983	22.4%
Occupancy	15,878	10.6	14,743	11.0
Other	10,025	6.7	9,301	7.0

Total	$59,642	39.9%	$54,027	40.4%

     The increase in personnel expenses is mainly due to unit additions since the prior year quarter and an increase in staffing levels, mainly in the collection centers, and normal recurring salary adjustments. The increase in occupancy expense is primarily due to unit additions. The increase in expenses in the collection centers accounted for $635,000 and $151,000 of the increase in personnel and occupancy expenses, respectively.
Administration Expenses. Consolidated administration expenses, as a percentage of total revenue, were 8.5% in the current quarter compared to 7.9% in the prior year quarter. The components of administration expenses for the three months ended June 30, 2006 and 2005 are as follows ($ in thousands):

	Three Months Ended June 30,
	2006		2005
		% of		% of
	Amount	Revenue	Amount	Revenue
Personnel	$8,512	5.7%	$6,997	5.2%
Other	4,183	2.8	3,607	2.7

Total	$12,695	8.5%	$10,604	7.9%

     The increase in administration expenses was principally attributable to increased staffing levels, annual salary adjustments and net unit additions. The increase was also attributable to an increase in management incentive accruals of $272,000, which are based on the Company’s performance relative to its business plan.
Cash Advance Loss Provision. The Company maintains an allowance for losses on cash advances at a level projected to be adequate to absorb credit losses inherent in the outstanding combined cash advance portfolio. The cash advance loss provision is utilized to increase the allowance carried against the outstanding company owned cash advance portfolio as well as expected losses in the third-party lender-owned portfolios. The allowance is based on historical trends in portfolio performance based on the status of the balance owed by the customer with the full amount of the customer’s obligations being completely reserved upon becoming 60 days past due. The cash advance loss provision remained at $10.8 million for both the current quarter and the prior year quarter. The loss provision reflected a $708,000 increase, principally due to the higher volume of combined cash advances written which was substantially offset by a decrease in the loss provision of $679,000 attributable to a lower implied loss rate estimated based on portfolio performance trends. The loss provision as a percentage of combined cash advances written decreased to 4.5% in the current quarter from 4.8% in the prior year quarter while actual net charge-offs (charge-offs less recoveries) as a percentage of combined cash advances written were 2.7% in the current quarter compared to 2.6% in the prior year quarter. The loss provision as a percentage of cash advance fees decreased to 27.4% in the current quarter from 32.3% in the prior year quarter. Management expects future loss rates and the relative loan loss provision to be lower than the prior year in the third quarter of 2006 due primarily to the addition of resources to its collection activities in the latter part of 2005 and ongoing adjustments to underwriting standards.
Depreciation and Amortization. Depreciation and amortization expense as a percentage of total revenue was 4.3% in the current quarter and the prior year quarter. Total depreciation and amortization expense increased $829,000, or 14.6%, primarily due to the increase in operating locations and the amortization of certain intangible assets obtained in acquisitions.
Interest Expense. Interest expense as a percentage of total revenue was 1.6% in the current quarter and 1.9% in the prior year quarter. Interest expense decreased $78,000, or 3.1%, to $2.4 million in the current quarter as compared to $2.5 million in the prior year quarter. The decrease in interest as a result of lower debt level completely offset the increase in interest resulting from the higher weighted average floating interest rate on the bank line of credit (5.9% during the current quarter compared to 4.3% during the prior year quarter) and the issuance (in December 2005) of $40 million 6.12% senior unsecured notes. The average amount of debt outstanding decreased during the current quarter to $129.5 million from $153.3 million during the prior year quarter. The effective blended borrowing cost was 7.5% in the current quarter compared to 6.5% in the prior year quarter.
Interest Income. Interest income was $389,000 in the current quarter compared to $407,000 in the prior year quarter. The decrease was primarily due to the repayment of loans which existed prior to the discontinuance of the Company’s officer stock loan program in 2002.
Foreign Currency Transaction Gain/Loss. Exchange rate changes between the United States dollar and the Swedish kronor resulted in a net gain of $113,000 in the current quarter and a net loss of $431,000 in the prior year quarter, respectively. Included in the net loss were a loss of $449,000 and a gain of $499,000 for the current quarter and prior year quarter, respectively, resulting from the foreign currency forward contracts totaling 63 million Swedish kronor (approximately $8.6 million at maturity) that were established by the Company in 2005 to minimize the financial impact of currency market fluctuations.
Gain from Termination of Contract. On April 30, 2006, management entered into an agreement with a landlord of a lending location to terminate the lease and vacate the property for $2.2 million. The Company recorded a pre-tax net gain of $2.2 million ($1.4 million net of related taxes) from this transaction. The Company relocated the loans and merchandise to other locations near the closed location.
Income Taxes. The Company’s effective tax rate was 37.1% for the current quarter compared to 37.5% for the prior year quarter.

Six Months Ended June 30, 2006 Compared To Six Months Ended June 30, 2005
Consolidated Net Revenue. Consolidated net revenue increased $24.9 million, or 13.0%, to $216.6 million during the six months ended June 30, 2006 (the “current period”) from $191.7 million during the six months ended June 30, 2005 (the “prior year period”). The following table sets forth net revenue results by operating segment for the six months ended June 30, 2006 and 2005 ($ in thousands):

	Six Months Ended June 30,
	2006	2005	Increase
Pawn lending operations	$154,336	$142,706	$11,630	8.1%
Cash advance operations	60,237	46,984	13,253	28.2
Check cashing operations	2,024	1,974	50	2.5

Consolidated net revenue	$216,597	$191,664	$24,933	13.0%

     Higher revenue from the Company’s cash advance product, higher finance and service charges from pawn loans, higher profit from the disposition of merchandise and a small increase in revenue from check cashing operations accounted for the increase in net revenue.
     Finance and service charges from pawn loans increased $3.1 million; profit from the disposition of merchandise increased $7.6 million; cash advance fees generated both from pawn locations and cash advance locations increased $13.1 million; and check cashing royalties and fees increased $1.1 million.
Finance and Service Charges. Finance and service charges increased $3.1 million, or 4.7%, from $66.5 million in the prior year period to $69.6 million in the current period. The increase is primarily due to higher loan balances attributable to the increased amount of pawn loans written. An increase in the average balance of pawn loans outstanding contributed $4.2 million of the increase and was partially offset by a $1.1 million decrease resulting from the lower annualized yield of the pawn loan portfolio described below. Finance and service charges from same stores increased $1.1 million in the current period compared to the prior year period.
     The average balance of pawn loans was 6.4% higher in the current period than in the prior year period. The increase in the average balance of pawn loans outstanding was driven by a 7.8% increase in the average amount per loan which was partially offset by a 1.3% decrease in the average number of pawn loans outstanding during the current period. Annualized loan yield declined to 125.5% in the current period from 127.6% in the prior year period. The decrease in annualized loan yield is partially attributable to four pawnshops damaged by Hurricane Katrina in August 2005 that had not reopened for business as of June 30, 2006. The statutory rates in the New Orleans market generate higher than average pawn loan yields. Pawn loan yields were also negatively impacted by a higher amount of unredeemed pawn loans in the current period compared to the prior year period which generally dilutes yield.
Profit from Disposition of Merchandise. The following table summarizes the proceeds from disposition of merchandise and the related profit for the current period compared to the prior year period ($ in thousands):

	Six Months Ended June 30,
	2006			2005
	Merch-	Refined		Merch-	Refined
	andise	Gold	Total	andise	Gold	Total
Proceeds from dispositions	$126,718	$33,673	$160,391	$118,534	$25,540	$144,074

Profit on disposition	$53,343	$11,420	$64,763	$49,864	$7,316	$57,180

Profit margin	42.1%	33.9%	40.4%	42.1%	$28.6%	39.7%

     While the total proceeds from disposition of merchandise and refined gold increased $16.3 million, or 11.3%, the total profit from the disposition of merchandise and refined gold increased $7.6 million, or 13.3%, primarily due to higher levels of retail sales and stronger gross profit margin on the disposition of refined gold. Overall gross profit margin increased from 39.7% in the prior year period to 40.4% in the current period as the gross profit margin and relative percentage of refined gold sales was higher than the prior year period. Excluding the effect of the disposition of refined gold, the profit margin on the disposition of merchandise (including jewelry sales) was 42.1% for both the current period and the prior year period. The profit margin on the disposition of refined gold increased to 33.9% in the current period compared to 28.6% in the prior year period primarily due to higher prevailing market prices of gold which caused the hedge-adjusted selling price per ounce to increase 23.7% compared to the prior year period and to the increased volume of refined gold sold. Proceeds from disposition of merchandise, excluding refined gold, increased $8.2 million, or 6.9%, in the current period due primarily to the net addition of 12 pawn locations and to the higher levels of retail sales activity which was supported by higher levels of merchandise available for disposition entering the current period. The consolidated merchandise turnover rate was 2.8 times during both the current period and the prior year period.
Cash Advance Fees. Cash advance fees increased $13.1 million, or 21.3%, to $74.8 million in the current period from $61.7 million in the prior year period. The increase was primarily due to the growth and development of new cash advance units, higher average cash advance balances outstanding and higher rates of collections resulting from additional staffing at the Company’s collection facilities during the current period resulting from the new unit growth. Cash advance fees from same stores increased $8.1 million, or 13.0%, to $70.4 million in the current period as compared to $62.3 million in the prior year period.
     The following table sets forth cash advance fees by operating segment for the six months ended June 30, 2006 and 2005 ($ in thousands):

	Six Months Ended June 30,
	2006	2005	Increase
Pawn lending operations	$19,930	$19,030	$900	4.7%
Cash advance operations	54,904	42,656	12,248	28.7

Consolidated cash advance fees	$74,834	$61,686	$13,148	21.3%

     Cash advance fees in the cash advance operating segment increased 28.7% and increased 4.7% in the pawn lending operating segment, mostly due to the addition of new locations and higher average balances outstanding. In addition, the increase in cash advance revenue benefited consolidated earnings more than the prior year quarter primarily due to greater efficiencies in expenses, including the cash advance loss provision, which benefited both segments in the current period.
     The amount of cash advances written increased by $53.5 million, or 13.2%, to $456.7 million in the current period from $403.2 million in the prior year period. Included in the amount of cash advances written in the current period and the prior year period were $163.7 million and $168.7 million, respectively, extended to customers by third-party lenders. The average amount per cash advance increased to $377 from $346 due primarily to changes in permitted loan amounts and adjustments to underwriting. The combined Company and third-party lender portfolios of cash advances generated $76.5 million in revenue during the current period compared to $67.1 million in the prior year period.
     Cash advance fees related to cash advances originated by all third-party lenders (both bank and non-bank) were $29.5 million in the current period on $163.7 million in cash advances originated by third-party lenders, representing 39.4% of combined cash advance revenue. The cash advance loss provision expense associated with these cash advances was $7.4 million, direct operating expenses, excluding allocated administrative expenses, were $9.9 million, and depreciation and amortization expense was $900,000 in the current period. Therefore, management estimates that the approximate contribution before interest and taxes on cash advances originated by all third-party lenders in the current period was $11.3 million. This estimate does not include shared operating costs in pawn locations where the product is offered.
Check Cashing Royalties and Fees. Check cashing fees increased $1.1 million to $7.4 million in the current period, or 16.7%, from $6.3 million in the prior year period mostly due to the growth in cash advance units. Check cashing revenues for the cash advance segment and check cashing segment were $5.3 million and $2.0 million in the current period, and were $4.3 million and $2.0 million in the prior year period, respectively.
Operations Expenses. Consolidated operations expenses, as a percentage of total revenue, were 38.1% in the current period compared to 38.7% in the prior year period. These expenses increased $11.2 million, or 10.4%, in the current period compared to the prior year period. Pawn lending operating expenses increased $7.1 million, or 8.7%, primarily due to the net increase of 12 pawnshop locations since June 30, 2005, the increase in store level incentives and the increase in marketing expenses. Cash advance operating expenses increased $4.2 million, or 16.6%, primarily as a result of the net establishment and acquisition of 20 locations which resulted in higher staffing levels. In addition, the growth in expenses in the Company’s collection centers also contributed to the expense increase.
     The combination of personnel and occupancy expenses represents 84.2% of total operations expenses in the current period and 83.7% in the prior year period. The comparison is as follows ($ in thousands):

	Six Months Ended June 30,
	2006		2005
		% of		% of
	Amount	Revenue	Amount	Revenue
Personnel	$68,266	21.9%	$60,680	21.8%
Occupancy	31,912	10.2	29,545	10.6
Other	18,737	6.0	17,475	6.3

Total	$118,915	38.1%	$107,700	38.7%

     The increase in personnel expenses is mainly due to unit additions since the prior year period and an increase in staffing levels, mainly in the collection centers, and normal recurring salary adjustments. The increase in occupancy expense is primarily due to unit additions. The increase in expenses in the collection centers accounted for $1.5 million, $291,000 and $39,000 of the increase in personnel, occupancy and other operating expenses, respectively.
Administration Expenses. Consolidated administration expenses, as a percentage of total revenue, were 8.4% in the current period compared to 7.7% in the prior year period. The components of administration expenses for the six months ended June 30, 2006 and 2005 are as follows ($ in thousands):

	Six Months Ended June 30,
	2006		2005
		% of		% of
	Amount	Revenue	Amount	Revenue
Personnel	$18,377	5.9%	$14,686	5.3%
Other	7,832	2.5	6,827	2.4

Total	$26,209	8.4%	$21,513	7.7%

     The increase in administration expenses was principally attributable to increased staffing levels, annual salary adjustments and net unit additions. The increase was also attributable to an increase in management incentive accruals of $1.3 million, which are based on the Company’s performance relative to its business plan.
Cash Advance Loss Provision. The cash advance loss provision decreased $1.2 million to $15.2 million in the current period, compared to $16.4 million in the prior year period. Of the total decrease, $3.0 million was attributable to a decrease in the implied loss rate estimates based on portfolio performance trends, which is offset by an increase of $1.8 million principally due to the higher volume of combined cash advances written. The loss provision as a percentage of combined cash advances written decreased to 3.3% in the current period from 4.1% in the prior year period while actual net charge-offs (charge-offs less recoveries) as a percentage of combined cash advances written were 3.1% in the current period compared to 3.2% in the prior year period. The loss provision as a percentage of cash advance fees decreased to 20.4% in the current period from 26.6% in the prior year period.
Depreciation and Amortization. Depreciation and amortization expense as a percentage of total revenue was 4.1% in the current period and 4.0% the prior year period. Total depreciation and amortization expense increased $1.6 million, or 14.4%, primarily due to the increase in operating locations and the amortization of certain intangible assets obtained in acquisitions.
Interest Expense. Interest expense as a percentage of total revenue was 1.6% in the current period and 1.7% in the prior year period. Interest expense was $4.8 million in both the current period and the prior year period. The increase in interest expense resulting from the higher weighted average floating interest rate on the bank line of credit (5.8% during the current year period compared to 4.2% during the prior year period) and the issuance (in December 2005) of $40 million 6.12% senior unsecured notes was substantially offset by the decrease in interest expense as a result of lower debt level. The average amount of debt outstanding decreased during the current period to $134.7 million from $152.4 million during the prior year period. The effective blended borrowing cost was 7.3% in the current period compared to 6.4% in the prior year period.
Interest Income. Interest income was $767,000 in the current period compared to $825,000 in the prior year period. The decrease was primarily due to the repayment of loans which existed prior to the discontinuance of the Company’s officer stock loan program in 2002.
Foreign Currency Transaction Gain/Loss. Exchange rate changes between the United States dollar and the Swedish kronor resulted in a net gain of $178,000 and a net loss of $915,000 in the current period and the prior year period, respectively. Included in the net gain/loss were a loss of $474,000 and a gain of $499,000 for the current period and prior year period, respectively, resulting from the foreign currency forward contracts totaling 63 million Swedish kronor (approximately $8.6 million at maturity) that were established by the Company in 2005 to minimize the financial impact of currency market fluctuations.
Gain from Termination of Contract. On April 30, 2006, management entered into an agreement with a landlord of a lending location to terminate the lease and vacate the property for $2.2 million. The Company recorded a pre-tax net gain of $2.2 million ($1.4 million net of related taxes) from this transaction.
Income Taxes. The Company’s effective tax rate was 36.8% for the current period compared to 37.1% for the prior year period.
LIQUIDITY AND CAPITAL RESOURCES
     The Company’s cash flows and other key indicators of liquidity are summarized as follows ($ in thousands):

	Six Months Ended
	June 30,
	2006		2005
Operating activities cash flows	$56,685		$47,375
Investing activities cash flows:
Pawn loans	$(6,511)		$(7,976)
Cash advances	(13,351)		(21,876)
Acquisitions	(1,754)		(4,370)
Property and equipment additions	(20,360)		(12,739)
Proceeds from termination of contract	1,098		—
Financing activities cash flows	$(16,926)		$(3,746)
Working capital	$233,764		$222,730
Current ratio	4.6	x	5.1	x
Merchandise turnover	2.8	x	2.8	x

Cash flows from operating activities. Net cash provided by operating activities was $56.7 million for the current period. Net cash generated from the Company’s pawn lending operations, cash advance operations and check cashing operations were $37.2 million, $19.2 million and $260,000, respectively. The improvement in cash flows from operating activities in the current period as compared to the prior year period was primarily due to the improvement in results of pawn lending operations and to the development of cash advance locations opened in recent periods.
     Historically, the Company’s finance and service charge revenue is highest in the third and fourth fiscal quarters (July through December) primarily due to higher average loan balances. Proceeds from the disposition of merchandise are also generally highest in the Company’s fourth and first fiscal quarters (October through March) primarily due to the holiday season and the impact of tax refunds. The net effect of these factors is that revenues and income from operations typically are highest in the fourth and first fiscal quarters and likewise the Company’s cash flow is generally greatest in these two fiscal quarters.
Cash flows from investing activities. The Company’s investments in pawn loans and cash advances used cash of $6.5 million and $13.4 million during the current period, respectively. In addition, the acquisition of the assets of 2 pawnshops used cash of $1.8 million. The Company also invested $20.4 million in property and equipment for the establishment of a new pawnshop location, eight new cash advance locations and collection center; the remodeling of selected operating units, ongoing enhancements to the information technology infrastructure, and other property additions.
     On July 9, 2006 the Company entered into an Asset Purchase Agreement (the “Purchase Agreement”) with The Check Giant, LLC and its subsidiaries (collectively, “TCG”), and the members of The Check Giant, LLC to acquire substantially all of the assets of TCG. TCG offers short-term cash advances exclusively over the Internet under the name “CashNetUSA”. The Purchase Agreement provides for the Company to pay an initial purchase price of approximately $35 million in cash at closing and up to five supplemental earn-out payments during the two year period after the closing. The amount of each supplemental payment is to be based on a multiple of the consolidated earnings attributable to TCG’s business before interest, income taxes, and depreciation and amortization expense for the twelve months preceding each scheduled supplemental payment, as defined more fully in the Purchase Agreement. The supplemental payments will be reduced by amounts previously paid. The supplemental payments are to be paid in cash; the Company would, however, have the option of paying up to 25% of each supplemental payment in shares of its common stock based on an average share price value at that time, as defined in the Purchase Agreement. The supplemental payments are based on the financial performance of TCG in future periods. At this time management cannot accurately predict the magnitude of these payments. The transaction is expected to close within approximately 60 days, subject to the receipt of required regulatory and other approvals and other customary conditions.
     Management anticipates that capital expenditures for the remainder of 2006 will be approximately $20 to 25 million primarily for the establishment of approximately 15 to 20 combined total of new cash advance-only locations and pawnshops, for the remodeling of selected operating units, and for enhancements to information technology and communications systems. The additional capital required to complete acquisition opportunities, not specifically mentioned above, is not included in the estimate of capital expenditures because of the uncertainties surrounding any potential transaction of this nature at this time.
Cash flows from financing activities. During the current period, the Company repaid $16.4 million under its bank lines of credit. The Company reduced its long-term debt by $4.3 million through the scheduled principal payments on senior unsecured notes. Additional uses of cash included $1.5 million for dividends paid. On April 20, 2005, the Board of Directors authorized the Company’s repurchase of up to a total of 1,500,000 shares of its common stock (the “2005 authorization”). Management expects to purchase shares of the Company from time to time in the open market, and funding will come from operating cash flow. During the six months ended June 30, 2006, 115,500 shares were purchased for an aggregate amount of $3.6 million. Stock options for 405,776 shares were exercised by officers and employees and generated proceeds of $4.3 million of additional equity. From November 2005 through June 2006, the Company’s Chief Executive

Officer exercised stock options and sold Company shares pursuant to a pre-arranged, systematic trading plan to sell company shares pursuant to guidelines specified by Rule 10b5-1 under the Securities and Exchange Act of 1934 and in accordance with the Company’s policies with respect to insider sales (the “Plan”). The proceeds from the Plan and the exercise of options were used to fully repay the Chief Executive Officer’s pre-2003 secured loan and accrued interest thereon totaling $2.1 million under the Company’s now discontinued officer stock loan program. Another executive officer also repaid $525,000 (including accrued interest) on a similar officer stock loan.
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
     Management believes that the borrowings available ($192.5 million at June 30, 2006) under the credit facilities, cash generated from operations and current working capital of $233.8 million should be sufficient to meet the Company’s anticipated capital requirements for the foreseeable future.
CAUTIONARY STATEMENT REGARDING RISKS AND UNCERTAINTIES THAT MAY AFFECT FUTURE RESULTS
     This quarterly report, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains statements that are forward-looking, as that term is defined by the Private Securities Litigation Reform Act of 1995 or by the Securities and Exchange Commission in its rules. The Company intends that all forward-looking statements be subject to the safe harbors created by these laws and rules. When used in this Quarterly Report on Form 10-Q, the words “believes,” “estimates,” “plans,” “expects,” “anticipates,” and similar expressions as they relate to the Company or its management are intended to identify forward-looking statements. The statements in this report that are not historical facts, including, but not limited to, the statements related to the completion of the transactions described in this report, are based on current expectations. All forward-looking statements are based on current expectations regarding important risk factors. These risks and uncertainties are beyond the ability of the Company to control, and, in many cases, the Company cannot predict all of the risks and uncertainties that could cause its actual results to differ materially from those expressed in the forward-looking statements. Actual results may differ materially from those expressed in the forward-looking statements, and such statements should not be regarded as a representation by the Company or any other person that the results expressed in the statements will be achieved. Among the factors that could cause the results to differ include not closing an acquisition transaction if any transaction closing condition, such as the receipt of needed regulatory or other approvals or the absence of a change or event that would reasonably be expected to have a material adverse effect on the acquisition target’s business, results of operation or business prospects, is not satisfied, the ability to successfully integrate a newly acquired business into the Company’s existing operations, and other risk factors described in Part II, Item 1A of this report and in other of the Company’s filings with the Securities and Exchange Commission.

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

Item 4. Controls and Procedures
     Under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, management of the Company has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of June 30, 2006 (“Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective.
     There have been no changes during the quarter ended June 30, 2006 in the Company’s internal control over financial reporting that were identified in connection with management’s evaluation described in Item 4 above that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.
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
•	The failure of third-parties who provide products, services or support to the Company to maintain their products, services or support could disrupt Company operations or result in a loss of revenue. The Company’s cash advance revenues depend in part on the willingness and ability of unaffiliated third party lenders to make loans to its customers. The loss of the relationship with these lenders, and an inability to replace them with new lenders, or the failure of these lenders to maintain quality and consistency in their loan programs, could cause the Company to lose customers and substantially decrease the revenues and earnings of the Company’s cash advance business. The Company makes other non-cash advance products and services provided by various third party vendors available to its customers. If a third-party provider fails to provide its product or service or to maintain its quality and consistency, the Company could lose customers and related revenue from those products or services. The Company also uses third parties to support and maintain certain of its communication systems and computerized point-of-sale and information systems. The failure of such a third party to fulfill its support and maintenance obligations could disrupt the Company’s operations.
•	The Company’s growth is subject to external factors and other circumstances over which the Company has limited control or that are beyond the Company’s control. These factors and circumstances could adversely affect the Company’s ability to grow through the opening and acquisition of new operating units. The Company’s expansion strategy includes acquiring existing stores and opening new ones. The success of this strategy is subject to numerous external factors, such as the availability of attractive acquisition candidates, the availability of sites with acceptable restrictions and suitable terms, the Company’s ability to attract, train and retain qualified unit management personnel and the ability to obtain required government permits and licenses. Some of these factors are beyond the Company’s control. The failure to execute this expansion strategy would adversely affect the Company’s ability to expand its business and could materially adversely affect its business, prospects, results of operations and financial condition.
•	Increased competition from banks, savings and loans, other short-term consumer lenders, and other entities offering similar financial services, as well as retail businesses that offer products and services offered by the Company, could adversely affect the Company’s results of operations. The Company has many competitors to its core lending and merchandise disposition operations. Its principal competitors are other pawnshops, cash advance companies, online lenders, consumer finance companies and other financial institutions that serve the Company’s primary customer base. Many other financial institutions or other businesses that do not now offer products or services directed toward the Company’s traditional customer base, many of whom may be much larger than the Company, could begin doing so. Significant increases in the number and size of competitors for the Company’s business could result in a decrease in the number of cash advances or pawn loans that the Company writes, resulting in lower levels of revenues and earnings in these categories. Furthermore, the Company has many competitors to its retail operations, such as retailers of new merchandise, retailers of pre-owned merchandise, other pawnshops, thrift shops, online retailers and online auction sites. Increased competition or aggressive marketing and pricing practices by these competitors could result in decreased revenues, margins and turnover rates in the Company’s retail operations.

•	A sustained deterioration of economic conditions could reduce demand for the Company’s products and services and result in reduced earnings. While the credit risk for much of the Company’s consumer lending is mitigated by the collateralized nature of pawn lending, a sustained deterioration in the economy could adversely affect the Company’s operations through deterioration in performance of its pawn loan or cash advance portfolios, or by reducing consumer demand for the purchase of pre-owned merchandise.
•	Adverse real estate market fluctuations could affect the Company’s profits. The Company leases most of its locations. A significant rise in real estate prices could result in an increase in store lease costs as the Company opens new locations and renews leases for existing locations.
•	Changes in the capital markets or the Company’s financial condition could reduce available capital. The Company regularly accesses the debt capital markets to refinance existing debt obligations and to obtain capital to finance growth. Efficient access to these markets is critical to the Company’s ongoing financial success; however, the Company’s future access to the debt capital markets could become restricted due to a variety of factors, including a deterioration of the Company’s earnings, cash flows, balance sheet quality, or overall business or industry prospects, a significant deterioration in the state of the capital markets or a negative bias toward the Company’s industry by market participants.
•	Media reports and public perception of short-term consumer loans as being predatory or abusive could materially adversely affect the Company’s cash advance business. In recent years, consumer advocacy groups and some media reports have advocated governmental action to prohibit or place severe restrictions on short-term consumer loans. The consumer advocacy groups and media reports generally focus on the cost to a consumer for this type of loan, which is alleged to be higher than the interest typically charged by banks to consumers with better credit histories. Though the consumer advocacy groups and media reports do not discuss the lack of viable alternatives for our customers’ borrowing needs or the comparative cost to the customer when alternatives are not available, they do typically characterize these short-term consumer loans as predatory or abusive despite the large customer demand for these loans. If the negative characterization of these types of loans becomes increasingly accepted by consumers, demand for the cash advance products could significantly decrease, which could materially affect the Company’s results of operations and financial condition. Additionally, if the negative characterization of these types of loans is accepted by legislators and regulators, the Company could become subject to more restrictive laws and regulations that could materially adversely affect the Company’s financial condition and results of operations.
•	Other risk factors are discussed under Quantitative and Qualitative Disclosures about Market Risk in Part I, Item 3 of this Form 10-Q and in the Company’s 2005 Annual Report on Form 10-K.
•	Other risks that are indicated in the Company’s filings with the Securities and Exchange Commission may apply as well.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     (c) The following table provides the information with respect to purchases made by the Company of shares of its common stock during each of the months in the first and second quarters of 2006:

				Total Number of	Maximum Number
	Total Number		Average	Shares Purchased as	of Shares that May
	of Shares		Price Paid	Part of Publicly	Yet Be Purchased
Period	Purchased		Per Share	Announced Plan	Under the Plan(1)
January 1 to January 31	3,280	(2)	$23.67	—	1,321,200
February 1 to February 28	6,167	(2)	26.65	—	1,321,200
March 1 to March 31	514	(2)	29.19	—	1,321,200

Total first quarter	9,961		25.80	—

April 1 to April 30	418	(3)	32.35	—	1,321,200
May 1 to May 31	46,410	(3)	31.59	45,500	1,275,700
June 1 to June 30	70,357	(3)	30.30	70,000	1,205,700

Total second quarter	117,185		30.82	115,500

Total six months	127,146		$30.43	115,500

(1)	On April 20, 2005, the Board of Directors authorized the Company’s repurchase of up to a total of 1,500,000 shares of its common stock.

(2)	Includes 423 shares, 1,645 shares and 514 shares purchased on behalf of participants relating to the Company’s Non-Qualified Savings Plan for January, February and March, respectively. Also includes 2,857 shares and 4,522 shares received as partial tax payments for shares issued under stock-based compensation plans for January and February, respectively.

(3)	Includes 418 shares, 910 shares and 357 shares purchased on behalf of participants relating to the Company’s Non-Qualified Savings Plan for April, May and June, respectively.

Item 4. Submission of Matters to a Vote of Security Holders
     On April 26, 2006, the Company’s Annual Meeting of Shareholders was held. All of the nominees for director identified in the Company’s Proxy Statement, filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, were elected at the meeting to hold office until the next Annual Meting or until their successors are duly elected and qualified. The shareholders also ratified the Company’s selection of its independent auditors. There was no other business brought before the meeting that required shareholder approval. Votes were cast in the matters described below as follows (there were no broker non-votes or abstentions other than those listed below):

		For	Withheld
(a)	Election of directors:
	Jack R. Daugherty	23,867,359	328,701
	Daniel E. Berce	19,574,483	4,621,577
	A. R. Dike	23,864,350	331,710
	Daniel R. Feehan	23,866,080	329,980
	James H. Graves	24,038,138	157,922
	B. D. Hunter	23,861,743	334,317
	Timothy J. McKibben	24,036,440	159,620
	Alfred M. Micallef	24,036,557	159,503
(b)	Ratification of Independent Auditors	24,144,157	51,903

Item 5.	Other Information
Entry into a Material Definitive Agreement
     On July 27, 2006, the Company entered into an Executive Change-in-Control Severance Agreement with J. Curtis Linscott, its Executive Vice President, General Counsel and Secretary.
     The agreement has the same provisions as the Executive Change-in-Control Severance Agreements between the Company and other executive vice presidents that are described in the Company’s 2006 Proxy Statement. Mr. Linscott’s agreement provides that if he is terminated other than for cause within twenty-four months after a “change in control” of the Company (as that term is defined in the agreement), then he will be entitled to (1) earned and unpaid salary, (2) a pro-rated portion of the target bonus under the existing bonus plan based on the number of months employed during the year, (3) a lump sum equal to two times the executive=s annual salary, (4) a lump sum equal to two times the greater of (i) the target bonus for the year, or (ii) the actual bonus for the preceding year, (5) immediate vesting of any outstanding unvested cash-based and equity-based long-term incentive awards, (6) continued health benefits for twenty-four months, and (7) executive placement services from an executive search/placement firm. In addition, the Company would be obligated to pay Mr. Linscott an amount sufficient to cover the costs of any excise tax that may be triggered by the payments referred to in the preceding sentence, together with an amount sufficient to cover his additional state and federal income, excise, and employment taxes that may arise on this additional payment.
     Mr. Linscott was named Executive Vice President, General Counsel and Secretary in April 2006. From June 2005 until April 2006 he was Vice President, General Counsel and Secretary of the Company. For more than five years prior to June 2005 he was Vice President and Associate General Counsel of the Company.

Item 6.	Exhibits

10.1	Executive Change-in-Control Severance Agreement dated May 23, 2006 between the Company and Jerry A. Wackerhagen

10.2	Executive Change-in-Control Severance Agreement dated July 27, 2006 between the Company and J. Curtis Linscott

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CASH AMERICA INTERNATIONAL, INC.

(Registrant)

By:	/s/ Thomas A. Bessant, Jr.

Thomas A. Bessant, Jr.
Executive Vice President and
Chief Financial Officer

Date: July 28, 2006