Form 10-Q
period 2006-09-30
CASH AMERICA INTERNATIONAL INC
filed 2006-11-02
CIK 807884

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to ______
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
29,609,782 common shares, $.10 par value, were outstanding as of October 13, 2006

CASH AMERICA INTERNATIONAL, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	September 30,		December 31,
	2006	2005	2005
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$30,241	$19,492	$18,852
Pawn loans	133,734	122,916	115,280
Cash advances, net	70,253	39,712	40,704
Merchandise held for disposition, net	83,179	73,827	72,683
Finance and service charges receivable	23,846	21,305	22,048
Other receivables and prepaid expenses	11,539	11,923	13,406
Deferred tax assets	14,657	13,364	11,274

Total current assets	367,449	302,539	294,247
Property and equipment, net	110,983	93,184	94,856
Goodwill	193,379	173,313	174,987
Intangible assets, net	27,078	24,119	23,391
Other assets	12,296	10,816	11,167

Total assets	$711,185	$603,971	$598,648

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$52,045	$32,401	$37,217
Customer deposits	7,470	6,579	6,239
Income taxes currently payable	2,456	885	1,449
Current portion of long-term debt	16,786	16,786	16,786

Total current liabilities	78,757	56,651	61,691
Deferred tax liabilities	11,688	10,757	11,344
Other liabilities	1,578	1,445	1,689
Long-term debt	200,617	177,219	149,208

Total liabilities	292,640	246,072	223,932

Stockholders’ equity:
Common stock, $.10 par value per share, 80,000,000 shares authorized, 30,235,164 shares issued	3,024	3,024	3,024
Additional paid-in capital	160,234	156,022	156,557
Retained earnings	267,004	214,052	229,975
Accumulated other comprehensive income (loss)	21	—	(5)
Notes receivable secured by common stock	(382)	(2,488)	(2,488)
Treasury shares, at cost (682,800 shares, 1,045,639 shares and 999,347 shares at September 30, 2006 and 2005, and December 31, 2005, respectively)	(11,356)	(12,711)	(12,347)

Total stockholders’ equity	418,545	357,899	374,716

Total liabilities and stockholders’ equity	$711,185	$603,971	$598,648

See notes to consolidated financial statements.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
		(Unaudited)
Revenue
Finance and service charges	$39,404	$35,980	$109,047	$102,476
Proceeds from disposition of merchandise	74,848	66,027	235,239	210,101
Cash advance fees	48,401	40,428	123,235	102,114
Check cashing fees, royalties and other	2,943	2,338	10,300	8,640

Total Revenue	165,596	144,773	477,821	423,331
Cost of Revenue
Disposed merchandise	46,281	40,863	141,909	127,757

Net Revenue	119,315	103,910	335,912	295,574

Expenses
Operations	58,263	54,596	177,178	162,296
Cash advance loss provision	17,503	15,502	32,738	31,905
Administration	13,259	10,411	39,468	31,924
Depreciation and amortization	6,946	5,847	19,802	17,087

Total Expenses	95,971	86,356	269,186	243,212

Income from Operations	23,344	17,554	66,726	52,362
Interest expense	(3,162)	(2,787)	(8,010)	(7,614)
Interest income	435	402	1,202	1,227
Foreign currency transaction gain (loss)	67	47	245	(868)
Gain from termination of contract	—	—	2,167	—

Income from Operations before Income Taxes	20,684	15,216	62,330	45,107
Provision for income taxes	7,743	5,653	23,088	16,742

Net Income	$12,941	$9,563	$39,242	$28,365

Earnings Per Share:
Basic	$0.44	$0.33	$1.32	$0.97
Diluted	$0.42	$0.32	$1.29	$0.94
Weighted average common shares outstanding:
Basic	29,707	29,309	29,652	29,329
Diluted	30,548	30,142	30,515	30,218
Dividends declared per common share	$0.025	$0.025	$0.075	$0.075
See notes to consolidated financial statements.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	September 30,
	2006		2005
	Shares	Amounts	Shares	Amounts
		(Unaudited)
Common stock
Balance at end of period	30,235,164	$3,024	30,235,164	$3,024

Additional paid-in capital
Balance at beginning of year		156,557		154,294
Exercise of stock options		(813)		(120)
Issuance of shares under restricted stock units plan		(353)		(114)
Stock-based compensation		2,057		1,248
Income tax benefit from stock based compensation		2,786		714

Balance at end of period		160,234		156,022

Retained earnings
Balance at beginning of year		229,975		187,860
Net income		39,242		28,365
Dividends declared		(2,213)		(2,173)

Balance at end of period		267,004		214,052

Accumulated other comprehensive income
Balance at beginning of year		(5)		—
Unrealized derivatives gain		26		—

Balance at end of period		21		—

Notes receivable secured by common stock
Balance at beginning of year		(2,488)		(2,488)
Payments on notes receivable		2,106		—

Balance at end of period		(382)		(2,488)

Treasury shares, at cost
Balance at beginning of year	(999,347)	(12,347)	(938,386)	(8,754)
Purchases of treasury shares	(150,321)	(4,891)	(281,192)	(5,840)
Exercise of stock options	438,126	5,529	161,824	1,769
Issuance of shares under restricted stock units plan	28,742	353	12,115	114

Balance at end of period	(682,800)	(11,356)	(1,045,639)	(12,711)

Total Stockholders’ Equity		$418,545		$357,899

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
		(Unaudited)
Net income	$12,941	$9,563	$39,242	$28,365

Other comprehensive income:
Interest rate cap valuation adjustments	(68)	—	41	—
Less: Applicable income benefits (taxes)	24	—	(15)	—

Other comprehensive income, net	(44)	—	26	—

Total Comprehensive Income	$12,897	$9,563	$39,268	$28,365

See notes to consolidated financial statements.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended
	September 30,
	2006	2005
	(Unaudited)
Cash Flows from Operating Activities
Net income	$39,242	$28,365
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,802	17,087
Cash advance loss provision	32,738	31,905
Stock-based compensation	2,057	1,248
Gain from termination of contract	(2,167)	—
Foreign currency transaction (gain) loss	(245)	868
Changes in operating assets and liabilities -
Merchandise held for disposition	2,476	8,678
Finance and service charges receivable	(1,790)	(1,368)
Other receivables and prepaid expenses	315	(1,456)
Accounts payable and accrued expenses	14,270	(639)
Customer deposits, net	1,100	853
Current income taxes	3,793	(906)
Excess income tax benefit from stock-based compensation	(2,786)	(714)
Deferred income taxes, net	(3,054)	(4,313)

Net cash provided by operating activities	105,751	79,608

Cash Flows from Investing Activities
Pawn loans made	(297,972)	(273,296)
Pawn loans repaid	158,983	151,943
Principal recovered through dispositions of forfeited loans	110,532	95,430
Cash advances made, assigned or purchased	(499,312)	(448,343)
Cash advances repaid	456,997	414,567
Acquisitions, net of cash acquired	(48,931)	(16,654)
Purchases of property and equipment	(32,004)	(20,143)
Proceeds from property insurance	1,247	—
Proceeds from termination of contract/sale of assets	2,198	486

Net cash used by investing activities	(148,262)	(96,010)

Cash Flows from Financing Activities
Net (repayments) borrowings under bank lines of credit	68,194	46,665
Payments on notes payable	(16,786)	(19,286)
Loan costs paid	(12)	(940)
Proceeds from exercise of stock options	4,716	1,651
Excess income tax benefit from stock-based compensation	2,786	714
Repayments of notes receivable secured by common stock	2,106	—
Treasury shares purchased	(4,891)	(5,840)
Dividends paid	(2,213)	(2,173)

Net cash provided by financing activities	53,900	20,791

Net increase in cash and cash equivalents	11,389	4,389
Cash and cash equivalents at beginning of year	18,852	15,103

Cash and cash equivalents at end of period	$30,241	$19,492

Supplemental Disclosures
Non-cash investing and financing activities –
Pawn loans forfeited and transferred to merchandise held for disposition	$122,443	$110,596
Pawn loans renewed	$59,198	$56,887
Cash advances renewed	$20,834	$9,961
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
     The financial statements as of September 30, 2006 and 2005 and for the three and nine month periods then ended, are unaudited but, in management’s opinion, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for such interim periods. Operating results for the three and nine months are not necessarily indicative of the results that may be expected for the full fiscal year.
     Certain amounts in the consolidated financial statements for the three and nine months ended September 30, 2005 have been reclassified to conform to the presentation format adopted in 2006. These reclassifications have no effect on the net income previously reported.
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
Cash Advances • Cash advances provide customers with cash in exchange for a promissory note or other repayment agreement supported, in most cases, by that customer’s personal check or other forms of authorization to debit that customer’s account via an Automated Clearing House (“ACH”) transaction for the aggregate amount of the payment due. To repay the cash advance, a customer may pay cash, or, as applicable, allow the check to be presented for collection, or allow the customer’s checking account to be debited through an ACH for the amount due. The Company accrues fees and interest on cash advances on a constant yield basis ratably over their terms. For those locations that offer cash advances from third-party lenders, the Company receives a credit services fee for services provided on their behalf and on behalf of borrowers. These fees are recorded in revenue when earned.
     During 2005, the Company started providing a cash advance product in some markets under a credit services organization program, whereby the Company assists in arranging loans for customers from independent third-party lenders. The Company also guarantees the customer’s payment obligations in the event of default if the customer is approved for and accepts the loan. The borrower pays fees to the Company under the credit services organization program (“CSO fees”) for performing services on the borrower's behalf, including credit services, and for agreeing to guaranty the borrower’s payment obligations to the lender. As a result of providing the guaranty, a portion

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued
of the CSO fees is accounted for in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” The CSO fees are deferred and amortized over the term of the loan and recorded as cash advance fees in the accompanying consolidated statements of income. The contingent loss on the guaranteed loans is accrued and recorded as a liability. See Note 4.
Check Cashing • The Company records fees derived from its owned check cashing locations and many of its lending locations in the period in which the service is provided. Royalties derived from franchise locations are recorded on an accrual basis.
Allowance or Accrual for Losses on Cash Advances
     In order to manage the portfolio of cash advances effectively, the Company utilizes a variety of underwriting criteria, monitors the performance of the portfolio, and maintains either an allowance or accrual for losses.
     The Company maintains either an allowance or accrual for losses on cash advances (including fees and interest) at a level estimated to be adequate to absorb credit losses inherent in the outstanding combined Company and third-party lender portfolio (the portion owned by independent third-party lenders). The allowance for losses on Company-owned cash advances offsets the outstanding cash advance amounts in the consolidated balance sheets. Active third-party lender-originated cash advances in which the Company has no participation interest are not included in the consolidated balance sheets. An accrual for contingent losses on third-party lender-owned guaranteed cash advances is maintained and included in “Accounts payable and accrued expenses” in the consolidated balance sheets.
     Cash advances written during each calendar month are aggregated and tracked to develop a performance history. The Company stratifies the outstanding combined portfolio by age, delinquency, and stage of collection when assessing the adequacy of the allowance for losses. Historical collection performance adjusted for recent portfolio performance trends is utilized to develop expected loss rates that are used to establish either the allowance or accrual. Increases in either the allowance or accrual are created by recording a cash advance loss provision in the consolidated statements of income. The Company charges off all cash advances once they have been in default for 60 days or sooner if deemed uncollectible. Recoveries on losses previously charged to the allowance are credited to the allowance when collected.
Recent Accounting Pronouncements
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
     In September 2006, FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value to be the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date and emphasizes that fair value is a market-based measurement, not an entity-specific measurement. It establishes a fair value hierarchy and expands disclosures about fair value measurements in both interim and

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued
annual periods. SFAS 157 will be effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company does not expect SFAS 157 to have a material effect on the Company’s consolidated financial position or results of operations, but anticipates additional disclosures when it becomes effective.
2. Stock-Based Compensation
     Under various equity compensation plans (the “Plans”) it sponsors, the Company is authorized to issue up to 9,150,000 shares of Common Stock pursuant to “Awards” granted as incentive stock options (intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended), nonqualified stock options and restricted stock units. At September 30, 2006, 1,267,530 shares were reserved for future grants under these equity compensation plans.
Stock Options • Stock options currently outstanding under the Plans have contractual terms of up to 10 years and have an exercise price equal to or greater than the fair market value of the stock at grant date. On their respective grant dates, these stock options had vesting ranging from 1 to 7 years.
     Beginning January 1, 2006, the Company has accounted for its stock-based employee compensation plans in accordance with Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS 123R”), using the modified prospective method. Under the modified prospective method, the Company is required to recognize compensation expense over the remaining vesting periods for the portion of stock-based awards for which the requisite service had not been rendered as of January 1, 2006. Prior to January 1, 2006, stock-based compensation was accounted for in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” often referred to as the “intrinsic value” based method, and no compensation expense was recognized for the stock options. In addition, the financial statements for the three and nine months ended September 30, 2005, which were prior to the adoption of SFAS 123R, have not been restated and do not reflect the recognition of the compensation cost related to the stock options. The following table illustrates the effect on net income and earnings per share had the Company applied SFAS No. 123R for the three and nine months ended September 30, 2005 (in thousands, except per share amounts):

	Three	Nine
	Months	Months
	Ended	Ended
	September 30,	September 30,
	2005	2005
Net income as reported	$9,563	$28,365
Deduct: Stock option compensation expense determined under fair value based method, net of related tax effect	43	26

Pro forma net income	$9,520	$28,339

Earnings Per Share:
Basic:
Net income – as reported	$0.33	$0.97
Net income – pro forma	$0.33	$0.97
Diluted:
Net income – as reported	$0.32	$0.94
Net income – pro forma	$0.31	$0.94
Pro forma weighted average common shares:
Basic	29,309	29,329
Diluted	30,261	30,331

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued
     The terms of certain stock options include provisions which accelerate vesting if specified share price appreciation criteria are met. During the quarter ended September 30, 2006, all of the previously unvested outstanding stock options representing 22,500 shares were accelerated. The Company recognized total compensation expense of $260,000 ($169,000 net of related income tax benefit) and $378,000 ($246,000 net of related income tax benefit) for the three and nine months ended September 30, 2006, respectively, including a cost of $199,000 ($130,000 net of related income tax benefit) for the effect of the accelerated vesting.
     A summary of the Company’s stock option activity during the nine months ended September 30, 2006 and 2005 is as follows:

	Nine Months Ended September 30,
	2006		2005
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Outstanding at beginning of year	1,402,732	$10.31	1,632,866	$10.26
Exercised	(438,126)	10.76	(161,824)	10.19
Forfeited	—	—	(5,000)	17.14

Outstanding at end of period	964,606	$10.11	1,466,042	$10.24

Exercisable at end of period	964,606	$10.11	1,443,542	$10.14

     Stock options outstanding and exercisable as of September 30, 2006, are summarized below:

Options Outstanding				Options Exercisable
		Weighted	Weighted Average		Weighted
	Number of	Average	Years of	Number of	Average
Range of	Shares	Exercise	Remaining	Shares	Exercise
Exercise Prices	Outstanding	Price	Contractual Life	Exercisable	Price
$5.94 to $9.41	192,300	$7.90	4.9	192,300	$7.90
$9.42 to $12.63	688,506	9.97	4.1	688,506	9.97
$12.64 to $17.14	83,800	16.33	5.1	83,800	16.33

$5.94 to $17.14	964,606	$10.11	4.4	964,606	$10.11

     The total intrinsic value of stock options is summarized as follows ($ in thousands):

		Aggregate
	Number of	Intrinsic
	Shares	Value
Options outstanding and exercisable at September 30, 2006	964,606	$27,945
Options exercised during the nine months ended September 30, 2006	438,126	8,020
     Total cash received from exercises of stock options for the nine months ended September 30, 2006 and 2005 was $4.7 million and $1.7 million, respectively. Income tax benefits realized from the exercise of the stock options for the nine months ended September 30, 2006 and 2005 were $2.8 million and $698,000, respectively. These benefits were recorded as increases to additional paid-in capital.
Restricted Stock Units • In January 2004, the Company changed its approach to annual equity based compensation awards and, in lieu of stock options, granted restricted stock units (“RSUs” or singularly, “RSU”) to its officers under the provisions of the 1994 Long-Term Incentive Plan. In April 2004, the Company adopted the 2004 Long-Term Incentive Plan and has since granted RSUs to company officers and to the non-management members of the Board of Directors annually. Each vested RSU entitles the holder to

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued
receive a share of the common stock of the Company to be issued upon vesting or, in the case of directors, upon retirement from the Board. The amount attributable to officer grants is being amortized to expense over the four-year period following the grant date. Director RSUs have the same vesting schedule, but for directors with five or more years of service, the vesting of RSUs held for one year or more accelerates if the director departs from the Board.
     In December 2003, the Company granted RSUs to its officers in conjunction with the adoption of the Supplemental Executive Retirement Plan. Each officer received a number of RSUs that, when vested, entitles the holder to receive a certain number of shares of the common stock to be issued upon termination of employment. The amounts attributable to this grant are being amortized to expense over the vesting periods of 4 to 15 years.
     Compensation expense related to the RSUs totaling $579,000 ($377,000 net of related income tax benefit) and $424,000 ($276,000 net of related income tax benefit) was recognized for the three months ended September 30, 2006 and 2005, respectively. RSU compensation expense for the nine months ended September 30, 2006 and 2005 was $1.7 million ($1.1 million net of related income tax benefit) and $1.2 million ($811,000 net of related income tax benefit), respectively.
     The following table summarizes the RSU activity during the nine months ended September 30, 2006 and 2005:

	Nine Months Ended September 30,
	2006		2005
		Weighted		Weighted
		Average		Average
		Fair Value		Fair Value
		at Date of		at Date of
	Units	Grant	Units	Grant
Outstanding at beginning of year	395,591	$21.30	342,798	$20.31
Units granted	106,248	24.87	100,061	24.99
Shares issued	(28,742)	25.57	(12,115)	22.46
Units forfeited	—	—	(35,153)	21.75

Outstanding at end of period	473,097	$21.85	395,591	$21.30

Units vested at end of period	102,455	$19.64	50,083	$20.56

     The outstanding RSUs had an aggregate intrinsic value of $18.5 million and the outstanding vested RSUs had an aggregate intrinsic value of $4.0 million at September 30, 2006. Income tax benefits realized from the issuance of common stock for the vested RSUs for the nine months ended September 30, 2006 and 2005 were $259,000 and $111,000, respectively. The portions of these benefits recorded as increases to additional paid-in capital were $2,000 and $15,000 for the nine months ended September 30, 2006 and 2005, respectively. The income tax benefits represented the tax benefits realized upon issuance of common stock in excess of the amounts previously recognized in the financial statements.
3. Acquisitions
CashNetUSA • Pursuant to its business strategy of expanding its reach into new markets with new customers and new financial services, on September 15, 2006, the Company, through its wholly-owned subsidiary Cash America Net Holdings, LLC, completed the purchase of substantially all of the assets of The Check Giant, LLC (“TCG”). TCG offered short-term cash advances exclusively over the Internet under the name “CashNetUSA.” The Company paid an initial purchase price of approximately $35.5 million in cash at closing and transaction costs of approximately $2.0 million. The operating results of CashNetUSA have been

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued
included in the Company’s consolidated financial statements from the date of acquisition. The asset purchase agreement provides for the Company to pay up to five supplemental earn-out payments during the two year period after the closing. The amount of each supplemental payment is to be based on a multiple of consolidated earnings attributable to CashNetUSA’s business for the twelve months preceding each scheduled supplemental payment, as described more fully in the asset purchase agreement. The supplemental payments will be reduced by amounts previously paid. The supplemental payments are to be paid in cash; the Company will, however, have the option of paying up to 25% of each supplemental payment in shares of its common stock based on an average share price value at that time, as defined in the asset purchase agreement. Substantially all of these supplemental payments will be accounted for as goodwill. The contingent payment is payable approximately 45 days after each measurement date defined in the asset purchase agreement. The goodwill recorded in connection with the acquisition is deductible for tax purposes. (See Note 9 for the pro forma financial information).
     Under the purchase method of accounting, the net assets of TCG were recorded at their respective fair values as of the purchase date. Fair values were determined by internal studies and independent third-party preliminary appraisals. Intangible assets acquired in this transaction, principally non-competition agreements and customer relationships, will be amortized over a period based on their useful lives. The purchase price of CashNetUSA was allocated on a preliminary basis as follows (in thousands):

Cash advances	$19,394
Property and equipment	1,378
Goodwill	11,311
Intangible assets	5,487
Other assets (liabilities), net	(30)

Net assets acquired	$37,540

     The final allocation will be determined after further analysis and consultation with third party advisors.
Other Acquisitions · On July 28, 2006, the Company acquired certain assets of 5 lending locations which predominately provide pawn loans in Alaska. In other purchase transactions during the nine months ended September 30, 2006, the Company acquired two other pawnshops. The goodwill recorded in connection with these acquisitions is deductible for tax purposes.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued
     The following table summarizes the allocation of the purchase prices of all other acquisitions for the nine months ended September 30, 2006 and 2005 ($ in thousands):

	Nine Months Ended
	September 30,
	2006	2005
Number of locations acquired:
Pawn shops	7	6
Cash advance locations	—	1
Purchase price allocated to:
Pawn loans	$1,908	$2,806
Merchandise held for disposition	1,061	841
Finance and service charges receivable	227	311
Cash advances	480	34
Property and equipment	68	129
Goodwill	7,205	9,483
Intangible assets	675	2,170
Other assets (liabilities), net	413	(78)
Customer deposits	(131)	(41)

Net assets acquired	11,906	15,655
Final settlement for prior year acquisition	—	850
Purchase price adjustments for prior year acquisitions	—	159
Cash consideration payable	(10)	(10)

Total cash paid for acquisitions	$11,896	$16,654

4. Cash Advances, Allowance for Losses and Accruals for Losses on Third-Party Lender-Owned
     Cash Advances
     The Company offers cash advance products through its cash advance locations and most of its pawnshops. In addition, the Company has recently introduced cash advances through an internet distribution channel in conjunction with its acquisition of CashNetUSA. The cash advance products are generally offered as single payment cash advance loans. These cash advance loans typically have a term of 7 to 45 days and are generally payable on the customer’s next payday. The Company originates cash advances in some of its locations and in other locations arranges for customers to obtain cash advances from independent third-party lenders. In a cash advance transaction, a customer executes a promissory note or other repayment agreement typically supported by that customer’s personal check or authorization to debit the customer’s checking account via an ACH transaction. Customers may repay the amount due either with cash, by allowing their check to be presented for collection, or by allowing their checking account to be debited via an ACH transaction.
     The Company offers services in connection with single payment cash advances originated by independent third-party lenders, whereby the Company acts as a credit services organization on behalf of consumers in accordance with applicable state laws (the “CSO program”). Credit services that the Company provides to its customers include arranging loans with independent third-party lenders, assisting in the preparation of loan applications and loan documents, and accepting loan payments at any Company location offering the loans. If a customer obtains a loan from an independent third-party lender through the CSO program, the Company, on behalf of the customer, also guarantees the customer’s loan payment obligations to the third-party lender. A customer who obtains a loan through the CSO program pays the Company a fee for the credit services and the guaranty, and enters into a contract with the Company governing the credit services arrangement. Losses on cash advances acquired by the Company as a result of its guaranty obligations are the

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued
responsibility of the Company. As of September 30, 2006, the CSO program was offered in Texas, Florida and, on a limited basis, Michigan.
     The Company discontinued offering single payment third-party bank-originated cash advances to its Texas, Florida and North Carolina customers in January 2006, discontinued offering single and multi-payment third-party bank-originated cash advances to its Georgia customers in April 2006, and discontinued offering multi-payment third-party bank-originated cash advances to its California customers in July 2006.
     If the Company collects a customer’s delinquent amount that exceeds the amount paid to the third-party lender pursuant to the terms of the guaranty, the Company is entitled to the excess and recognizes it in income when collected. Since the Company may not be successful in collection of these delinquent amounts, the Company’s cash advance loss provision includes amounts estimated to be adequate to absorb credit losses from cash advances in the aggregate cash advance portfolio, including those expected to be acquired by the Company as a result of its guaranty obligations. The estimated amounts of losses on portfolios owned by the third-party lenders are included in “Accounts payable and accrued expenses” in the consolidated balance sheets.
     Cash advances outstanding at September 30, 2006 and 2005, were as follows (in thousands):

	September 30,
	2006	2005
Originated by the Company
Active cash advances and fees receivable	$54,741	$31,372
Cash advances and fees in collection	20,146	10,680

Total originated by the Company	74,887	42,052

Originated by third-party lenders (1)
Active cash advances and fees receivable	17,072	16,116
Cash advances and fees in collection	5,773	6,197

Total originated by third-party lenders (1)	22,845	22,313

Combined gross portfolio	97,732	64,365
Less: Elimination of cash advances owned by third-party lenders	16,390	14,177
Less: Discount on cash advances assigned by third-party lenders	—	474

Company-owned cash advances and fees receivable, gross	81,342	49,714
Less: Allowance for losses	11,089	10,002

Cash advances and fees receivable, net	$70,253	$39,712

(1)	Amounts include cash advances owned by third-party bank lenders of $-0- and $7,974 for 2006 and 2005, respectively. These bank programs were discontinued in 2006.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued
     Changes in the allowance for losses for the three and nine months ended September 30, 2006 and 2005, were as follows ($ in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Allowance for company-owned cash advances
Balance at beginning of period	$7,541	$7,720	$6,309	$4,358
Cash advance loss provision	17,641	15,282	32,859	31,420
Charge-offs	(16,266)	(14,990)	(35,924)	(32,691)
Recoveries	2,173	1,990	7,845	6,915

Balance at end of period	$11,089	$10,002	$11,089	$10,002

Accrual for third-party lender-owned cash advances
Balance at beginning of period	$891	$607	$874	$342
(Decrease) increase in loss provision	(138)	220	(121)	485

Balance at end of period	$753	$827	$753	$827

Combined statistics
Combined cash advance loss provision	$17,503	$15,502	$32,738	$31,905

Combined cash advance loss provision as a % of combined cash advances written	5.9%	5.8%	4.4%	4.8%

Charge-offs (net of recoveries) as a % of combined cash advances written	4.8%	4.9%	3.7%	3.9%

Combined allowance for losses and accrued third-party lenders losses as a % of combined gross portfolio	12.1%	16.8%	12.1%	16.8%

     Cash advances assigned to the Company for collection or acquired as a result of its guaranty to third-party lenders were $26.5 million and $55.6 million, for the nine months ended September 30, 2006 and 2005, respectively. The Company’s participation interest in bank-originated cash advances was $-0- and $1.9 million at September 30, 2006 and 2005, respectively.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued
5. Earnings Per Share Computation
     The following table sets forth the reconciliation of numerators and denominators for the basic and diluted earnings per share computation for the three and nine months ended September 30, 2006 and 2005 (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Numerator:
Net income available to common stockholders	$12,941	$9,563	$39,242	$28,365

Denominator:
Weighted average common shares outstanding	29,548	29,196	29,496	29,220
Weighted average vested RSUs	102	51	96	46
Weighted average shares in non-qualified savings plan	57	62	60	63

Total weighted average basic shares	29,707	29,309	29,652	29,329
Effect of shares applicable to stock option plans	465	486	493	534
Effect of RSU compensation plans	370	347	369	355
Weighted average shares for earn-out contingency	6	—	1	—

Total weighted average diluted shares	30,548	30,142	30,515	30,218

Earnings per share:
Net income – Basic	$0.44	$0.33	$1.32	$0.97

Net income – Diluted	$0.42	$0.32	$1.29	$0.94

     The shares held in the Company’s non-qualified savings plan have been reclassified to the basic earnings per share computation as the distribution of those shares is not contingent upon future services. All prior periods presented have been restated to reflect this reclassification. There is no impact to the previously reported basic earnings per share.
6. Long-Term Debt
     The Company’s long-term debt instruments and balances outstanding at September 30, 2006 and 2005, were as follows (in thousands):

	September 30,
	2006	2005
Line of credit up to $250,000 due 2010	$139,331	$139,148
6.12% senior unsecured notes due 2015	40,000	—
7.20% senior unsecured notes due 2009	25,500	34,000
7.10% senior unsecured notes due 2008	8,572	12,857
8.14% senior unsecured notes due 2007	4,000	8,000

Total debt	217,403	194,005
Less current portion	16,786	16,786

Total long-term debt	$200,617	$177,219

     Interest on the line of credit is charged, at the Company’s option, at either LIBOR plus a margin or at the agent’s base rate. The margin on the line of credit varies from 0.875% to 1.875% (1.125% at September 30, 2006), depending on the Company’s cash flow leverage ratios as defined in the agreement. The Company also pays a fee on the unused portion ranging from 0.25% to 0.30% (0.25% at September 30, 2006) based on the Company’s cash flow leverage ratios. The weighted average interest rate (including the margin) on the line of credit at September 30, 2006 was 6.6%.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued
7. Operating Segment Information
     The Company has three reportable operating segments: pawn lending, cash advance and check cashing. The cash advance and check cashing segments are managed separately due to the different operational strategies required and, therefore, are reported as separate segments. To more accurately estimate the administrative expenses associated with each operating segment, the Company began in the second quarter of 2006 to allocate its aggregate administrative expenses on a different basis. Management believes that the current methodology creates a more balanced allocation among the segments based on the time, resources and activities associated with the Company’s administrative activities of each operating segment. All prior periods in the tables below have been revised to reflect this change in the allocation of administrative burden. The revised allocation has not changed the consolidated performance of the Company for any period. There are no other changes to the segment results other than to the administrative expense allocation. A comparison of the expense allocations under the current and previous methodologies are found in Note 8.
     The information concerning the operating segments is set forth below (in thousands):

	Pawn	Cash	Check
	Lending	Advance	Cashing	Consolidated
Three Months Ended September 30, 2006:
Revenue
Finance and service charges	$39,404	$—	$—	$39,404
Proceeds from disposition of merchandise	74,848	—	—	74,848
Cash advance fees	11,963	36,438	—	48,401
Check cashing fees, royalties and other	—	1,887	1,056	2,943

Total revenue	126,215	38,325	1,056	165,596
Cost of revenue – disposed merchandise	46,281	—	—	46,281

Net revenue	79,934	38,325	1,056	119,315

Expenses
Operations	43,148	14,788	327	58,263
Cash advance loss provision	5,934	11,569	—	17,503
Administration	7,843	5,118	298	13,259
Depreciation and amortization	4,748	2,107	91	6,946

Total expenses	61,673	33,582	716	95,971

Income from operations	$18,261	$4,743	$340	$23,344

As of September 30, 2006:
Total assets	$529,258	$174,621	$7,306	$711,185

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued

	Pawn	Cash	Check
	Lending	Advance	Cashing	Consolidated
Three Months Ended September 30, 2005:
Revenue
Finance and service charges	$35,980	$—	$—	$35,980
Proceeds from disposition of merchandise	66,027	—	—	66,027
Cash advance fees	11,341	29,087	—	40,428
Check cashing fees, royalties and other	—	1,393	945	2,338

Total revenue	113,348	30,480	945	144,773
Cost of revenue – disposed merchandise	40,863	—	—	40,863

Net revenue	72,485	30,480	945	103,910

Expenses
Operations	41,130	13,123	343	54,596
Cash advance loss provision	5,201	10,301	—	15,502
Administration	6,116	4,017	278	10,411
Depreciation and amortization	3,957	1,811	79	5,847

Total expenses	56,404	29,252	700	86,356

Income from operations	$16,081	$1,228	$245	$17,554

As of September 30, 2005:
Total assets	$482,134	$114,835	$7,002	$603,971

Nine Months Ended September 30, 2006:
Revenue
Finance and service charges	$109,047	$—	$—	$109,047
Proceeds from disposition of merchandise	235,239	—	—	235,239
Cash advance fees	31,893	91,342	—	123,235
Check cashing fees, royalties and other	—	7,220	3,080	10,300

Total revenue	376,179	98,562	3,080	477,821
Cost of revenue – disposed merchandise	141,909	—	—	141,909

Net revenue	234,270	98,562	3,080	335,912

Expenses
Operations	132,164	44,033	981	177,178
Cash advance loss provision	11,541	21,197	—	32,738
Administration	23,417	14,872	1,179	39,468
Depreciation and amortization	13,568	5,973	261	19,802

Total expenses	180,690	86,075	2,421	269,186

Income from operations	$53,580	$12,487	$659	$66,726

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued

	Pawn	Cash	Check
	Lending	Advance	Cashing	Consolidated
Nine Months Ended September 30, 2005:
Revenue
Finance and service charges	$102,476	$—	$—	$102,476
Proceeds from disposition of merchandise	210,101	—	—	210,101
Cash advance fees	30,371	71,743	—	102,114
Check cashing fees, royalties and other.	—	5,721	2,919	8,640

Total revenue	342,948	77,464	2,919	423,331
Cost of revenue – disposed merchandise	127,757	—	—	127,757

Net revenue	215,191	77,464	2,919	295,574

Expenses
Operations	123,046	38,199	1,051	162,296
Cash advance loss provision	11,469	20,436	—	31,905
Administration	19,032	12,041	851	31,924
Depreciation and amortization	11,566	5,279	242	17,087

Total expenses	165,113	75,955	2,144	243,212

Income from operations	$50,078	$1,509	$775	$52,362

8. Supplemental Disclosure of Operating Segment Information
     As described in Note 7, the Company revised the method of allocating its aggregate administrative expenses in the second quarter of 2006. The following tables provide comparative information by operating segment showing the current and previous allocation methods for the three and nine months ended September 30, 2006 (in thousands):

	Pawn Lending		Cash Advance		Check Cashing
	Current	Previous	Current	Previous	Current	Previous
	Method	Method	Method	Method	Method	Method
Three Months Ended September 30, 2006:
Total revenue	$126,215	$126,215	$38,325	$38,325	$1,056	$1,056
Net revenue	79,934	79,934	38,325	38,325	1,056	1,056
Administration	7,843	10,254	5,118	2,765	297	240
All other expenses	53,830	53,830	28,464	28,464	419	418
Income from operations	18,261	15,850	4,743	7,096	340	398
Nine Months Ended September 30, 2006:
Total revenue	$376,179	$376,179	$98,562	$98,562	$3,080	$3,080
Net revenue	234,270	234,270	98,562	98,562	3,080	3,080
Administration	23,417	30,571	14,872	7,897	1,178	1,000
All other expenses	157,273	157,273	71,203	71,203	1,243	1,243
Income from operations	53,580	46,426	12,487	19,462	659	838

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued
9. Pro Forma Financial Information
     Although the initial purchase price paid at the date of acquisition of CashNetUSA was less than 10% of the Company’s total assets at December 31, 2005, management anticipates that with the future contingent earn-out payments during the next 24 months, this acquisition may have a material impact on the Company’s financial position and results of operations. The following unaudited pro forma financial information reflects the consolidated results of operations of the Company as if the acquisition of CashNetUSA had occurred on January 1, 2005. The unaudited pro forma financial information has been prepared for informational purposes only and does not purport to be indicative of what would have resulted had the acquisition transaction occurred on the date indicated or what may result in the future ($ in thousands, except per share data):

	Nine Months Ended		Year Ended
	September 30, 2006		December 31, 2005
	As Reported	Pro Forma (a)	As Reported	Pro Forma (a)
Total revenue	$477,821	$515,401	$594,346	$603,506
Net revenue	335,912	373,492	410,547	419,707
Total expenses	269,186	304,093	329,835	342,094
Net income	39,242	40,060	44,821	41,731
Net income per share:
Basic	$1.32	$1.35	$1.53	$1.43
Diluted	$1.29	$1.31	$1.48	$1.38

(a)	Pro forma adjustments reflect:

(i)	the inclusion of operating results of CashNetUSA for the period January 1, 2006 through September 15, 2006, the date of acquisition, for the 2006 pro forma and the twelve months operating results for the 2005 pro forma;

(ii)	the adjustments of depreciable asset bases and lives for property and equipment and amortization of intangible assets acquired by the Company;

(iii)	the additional interest incurred in the acquisition of CashNetUSA’s operating assets;

(iv)	the tax effect of CashNetUSA’s earnings and net pro forma adjustments at the statutory rate of 35%; and

(v)	the additional shares to be issued assuming 25% of the contingent payment is to be paid with Company shares.
10. Litigation
     In the suit Strong v. Georgia Cash America, Inc. et al. currently pending in the State Court of Cobb County, Georgia (“State Court”), and described in the Company’s prior reports to the Securities and Exchange Commission, the plaintiffs and Georgia Cash America, Inc. et al. (collectively, “Cash America”) are conducting discovery related to the plaintiffs’ efforts to avoid arbitration in accordance with the arbitration provisions of the loan contract the plaintiffs executed. The parties are currently in dispute over the scope of the discovery requests made by the plaintiffs, and Cash America intends to appeal a recent State Court discovery ruling on this issue. Cash America is also seeking enforcement of the arbitration provisions and has filed a Motion to Stay and Compel Arbitration with the State Court. The Company believes that the plaintiffs’ claims in this suit are without merit and is vigorously defending this lawsuit. As stated in the Company’s prior reports to the Securities and Exchange Commission, there is also a related federal court action pending, wherein Cash America and Community State Bank (“CSB”) commenced a federal lawsuit in the U.S. District Court for the Northern District of Georgia seeking to compel Plaintiffs to arbitrate their claims against Cash America and the CSB. The U.S. District Court dismissed the federal action for lack of subject matter jurisdiction, and Cash America and CSB have appealed the dismissal of their complaint to the U.S. Court of Appeals for the 11th Circuit. This appeal is scheduled for oral argument in November 2006. The Strong litigation is still at a very early stage, and neither the likelihood of an unfavorable outcome nor the ultimate liability, if any, with respect to this litigation can be determined at this time.
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
     The Company is a provider of specialty financial services to individuals. It offers secured non-recourse loans, commonly referred to as pawn loans, through its pawn lending operations. The pawn loan portfolio generates finance and service charges revenue. A related activity of the pawn lending operations is the disposition of merchandise, primarily collateral from unredeemed pawn loans. The Company also offers unsecured cash advances in selected lending locations and on behalf of independent third-party lenders in other locations. In September 2006 the Company began offering online cash advances. In addition, the Company provides check cashing and related financial services through many of its lending locations and through franchised and Company-owned check cashing centers.
     On September 15, 2006, the Company, through its wholly-owned subsidiary Cash America Net Holdings, LLC, completed the purchase of substantially all of the assets of The Check Giant, LLC (“TCG”). TCG offered short-term cash advances exclusively over the Internet under the name “CashNetUSA.” The Company paid an initial purchase price of approximately $35.5 million in cash at closing and transaction costs of approximately $2.0 million. The operating results of CashNetUSA have been included in the Company’s consolidated financial statements from the date of acquisition. The asset purchase agreement provides for the Company to pay up to five supplemental earn-out payments during the two year period after the closing. The amount of each supplemental payment is to be based on a multiple of consolidated earnings attributable to CashNetUSA’s business for the twelve months preceding each scheduled supplemental payment, as described more fully in the asset purchase agreement. The supplemental payments will be reduced by amounts previously paid. The supplemental payments are to be paid in cash; the Company will, however, have the option of paying up to 25% of each supplemental payment in shares of its common stock based on an average share price value at that time, as defined in the asset purchase agreement. Substantially all of these supplemental payments will be accounted for as goodwill. The contingent payment is payable approximately 45 days after each measurement date, as defined in the asset purchase agreement.
     As of September 30, 2006, the Company had 905 total locations and an internet based subsidiary offering products and services to its customers. The Company operates in three segments: pawn lending, cash advance (including the CashNetUSA operations) and check cashing.
     As of September 30, 2006, the Company’s pawn lending operations consisted of 474 pawnshops in 23 states; 463 are Company-owned units and 11 are unconsolidated franchised units. During the twenty-one months ended September 30, 2006, the Company acquired 16 operating units, established 9 locations, and combined or closed 3 locations for a net increase of 22 Company-owned pawn lending units. In addition, 4 franchise locations were opened, and 4 were either converted to Company-owned locations or were terminated.
     At September 30, 2006, the Company’s cash advance operations operated 293 cash advance locations in 7 states. During the twenty-one months ended September 30, 2006, the Company acquired one operating unit, established 44 locations, and combined or closed 5 locations for a net increase of 40 cash advance locations. CashNetUSA serves multiple markets through its internet distribution channel and had cash advances outstanding in 27 states as of September 30, 2006.

     As of September 30, 2006, the Company’s check cashing operations consisted of 138 total locations, including 133 franchised and 5 company-owned check cashing centers in 19 states.
RESULTS OF OPERATIONS
     The following table sets forth the components of the consolidated statements of income as a percentage of total revenue for the periods indicated.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Revenue
Finance and service charges	23.8%	24.9%	22.8%	24.2%
Proceeds from disposition of merchandise	45.2	45.6	49.2	49.6
Cash advance fees	29.2	27.9	25.8	24.1
Check cashing fees, royalties and other	1.8	1.6	2.2	2.1

Total Revenue	100.0	100.0	100.0	100.0
Cost of Revenue
Disposed merchandise	27.9	28.2	29.7	30.2

Net Revenue	72.1	71.8	70.3	69.8

Expenses
Operations	35.2	37.7	37.1	38.3
Cash advance loss provision	10.6	10.7	6.9	7.5
Administration	8.0	7.2	8.3	7.5
Depreciation and amortization	4.2	4.1	4.1	4.1

Total Expenses	58.0	59.7	56.4	57.4

Income from Operations	14.1	12.1	13.9	12.4
Interest expense	(1.9)	(1.9)	(1.7)	(1.8)
Interest income	0.3	0.3	0.3	0.3
Foreign currency transaction gain (loss)	—	—	—	(0.2)
Gain from termination of contract	—	—	0.5	—

Income before Income Taxes	12.5	10.5	13.0	10.7
Provision for income taxes	4.7	3.9	4.8	4.0

Net Income	7.8%	6.6%	8.2%	6.7%

     The following table sets forth selected consolidated financial and operating data as of September 30, 2006 and 2005, and for the three and nine months then ended ($ in thousands).

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2006		2005		2006		2005
PAWN LENDING OPERATIONS:
Pawn loans
Annualized yield on pawn loans	119.3%		118.7%		123.3%		124.5%
Total amount of pawn loans written and renewed	$129,269		$118,353		$357,170		$330,531
Average pawn loan balance outstanding	$131,089		$120,230		$118,297		$110,070
Average pawn loan balance per average location in operation	$284		$268		$258		$248
Ending pawn loan balance per location in operation	$289		$271		$289		$271
Average pawn loan amount at end of period (not in thousands)	$100		$92		$100		$92
Profit margin on disposition of merchandise as a percentage of proceeds from disposition of merchandise	38.2%		38.1%		39.7%		39.2%
Average annualized merchandise turnover	2.4	x	2.4	x	2.6	x	2.6	x
Average balance of merchandise held for disposition per average location in operation	$167		$153		$157		$146
Ending balance of merchandise held for disposition per location in operation	$180		$163		$180		$163
Pawnshop locations in operation –
Beginning of period, owned	457		445		456		441
Acquired	5		4		7		6
Start-ups	1		4		2		7
Combined or closed	—		—		(2)		(1)

End of period, owned	463		453		463		453
Franchise locations at end of period	11		11		11		11

Total pawnshop locations at end of period	474		464		474		464

Average number of owned pawnshop locations	462		448		459		444

Cash advances
Total amount of cash advances written (a)	$76,040		$76,543		$200,786		$201,474
Number of cash advances written (not in thousands) (a)	190,692		218,594		510,196		598,514
Average amount per cash advance (not in thousands) (a)	$399		$350		$394		$337
Combined cash advances outstanding (a)	$19,253		$20,217		$19,253		$20,217
Cash advances outstanding per location at end of period (a)	$46		$47		$46		$47
Cash advances outstanding before allowance for losses (b)	$8,780		$11,024		$8,780		$11,024
Locations offering cash advances at end of period	421		434		421		434

Average number of locations offering cash advances	420		431		427		429

CASH ADVANCE OPERATIONS:
Total amount of cash advances written (a)	$219,267		$189,127		$551,189		$467,362
Number of cash advances written (not in thousands) (a)	589,138		504,999		1,480,025		1,290,460
Average amount per cash advance (not in thousands) (a)	$372		$375		$372		$362
Combined cash advances outstanding (a)	$78,479		$44,148		$78,479		$44,148
Cash advances outstanding before allowance for losses (b)	$72,562		$38,690		$72,562		$38,690
Cash advance locations in operation –
Beginning of period	291		271		286		253
Acquired	—		—		—		1
Start-ups	2		8		10		27
Combined or closed	—		—		(3)		(2)

End of period	293		279		293		279

Average number of cash advance locations	292		275		289		267

(Continued on Next Page)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
CHECK CASHING OPERATIONS (Mr. Payroll Corp)(c)
Face amount of checks cashed	$311,562	$294,868	$998,154	$909,491
Gross fees collected	$4,264	$3,950	$14,216	$12,720
Fees as a percentage of checks cashed	1.4%	1.3%	1.4%	1.4%
Average check cashed (not in thousands)	$401	$375	$425	$387
Centers in operation at end of period	138	137	138	137

Average number of check cashing centers	138	136	139	135

(a)	Includes cash advances made by the Company and cash advances made by third-party lenders offered at the Company’s locations.

(b)	Amounts recorded in the Company’s consolidated financial statements.

(c)	Includes franchised and company-owned locations.
CRITICAL ACCOUNTING POLICIES
     Since January 1, 2006, the Company has accounted for its stock-based employee compensation plans in accordance with Statement of Financial Accounting Standards No. 123R, “Share-Based Payment,” using the modified prospective method. Under the modified prospective method, the Company recognizes compensation expense for the portion of stock-based awards for which the requisite service had not been rendered as of January 1, 2006 over the remaining vesting periods. During the three and nine months ended September 30, 2006, the Company recognized compensation expense of $260,000 ($169,000 net of related taxes) and $378,000 ($246,000 net of related taxes), respectively, for its stock options. The financial statements for the three and nine months ended September 30, 2005 have not been restated and do not reflect the recognition of the compensation cost related to the stock options.
     There have been no other changes of critical accounting policies since December 31, 2005.
RECENT ACCOUNTING PRONOUNCEMENTS
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
     In September 2006, FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value to be the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date and emphasizes that fair value is a market-based measurement, not an entity-specific measurement. It establishes a fair value hierarchy and expands disclosures about fair value measurements in both interim and annual periods. SFAS 157 will be effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company does not expect SFAS 157 to have a material effect on the Company’s consolidated financial position or results of operations but anticipates additional disclosures when it becomes effective.

OVERVIEW
Components of Consolidated Net Revenue. Consolidated net revenue is total revenue reduced by the cost of merchandise sold in the period. It represents the income available to satisfy expenses and is the measure management uses to evaluate top line performance. The components of consolidated net revenue are finance and service charges from pawn loans, profit from the disposition of merchandise, cash advance fees and other revenue which is comprised mostly of check cashing fees but includes royalties and other revenue items. Growth in cash advance fees has increased the related contribution of the cash advance products to consolidated net revenue during the three and nine months ended September 30, 2006 compared to the same periods of 2005. The growth in cash advance fees is primarily attributable to higher average balances and the addition of new units and the recent addition of cash advances made over the internet beginning in mid-September of 2006. While slightly decreased as a percentage of total net revenue, aggregate pawn-related net revenue, consisting of finance and service charges plus profit on the disposition of merchandise, remains the dominant source of net revenue at 56.9% and 58.9% for the three months ended September 30, 2006 and 2005, and at 60.3% and 62.6% for the nine months ended September 30, 2006 and 2005, respectively. The following charts depict the mix of the components of consolidated net revenue for the three and nine months ended September 30, 2006 and 2005:

Q3 2006	Q3 2006
$119.3 million	$103.9 million

9 months 2006	9 months 2005
$335.9 million	$295.6 million

Contribution to Increase in Net Revenue. Increases in the components of the Company’s net revenue led to an increase in net revenue of 14.8% and 13.6% for the three and nine months ended September 30, 2006 compared to the prior year same periods. Cash advance fees have increased primarily because of the growth and development of newly opened cash advance locations and the recent addition of cash advances made over the internet. As illustrated below, these increases represented 51.8% and 52.4% of the Company’s overall increase in net revenue from the three and nine months ended September 30, 2005 to the three and nine months ended September 30, 2006 and 50.7% and 46.4% of the overall increase from the three and nine months ended September 30, 2004 to the three and nine months ended September 30, 2005. The increase in pawn-related net revenue in the aggregate, finance and service charges plus profit from the disposition of merchandise, decreased from 47.8% to 44.3% and from 52.0% to 43.5% of the increase in net revenue for the three and nine months of 2006 compared to the same periods of 2005. These trends are depicted in the following charts:

Q3 2006 over Q3 2005	Q3 2005 over Q3 2004
$15.4 million increase	$27.0 million increase

9 months 2006 over 9 months 2005	9 months 2005 over 9 months 2004
$40.3 million increase	$72.7 million increase

Quarter Ended September 30, 2006 Compared To Quarter Ended September 30, 2005
Consolidated Net Revenue. Consolidated net revenue increased $15.4 million, or 14.8%, to $119.3 million during the three months ended September 30, 2006 (the “current quarter”) from $103.9 million during the three months ended September 30, 2005 (the “prior year quarter”). The following table sets forth net revenue results and growth rate by operating segment for the three months ended September 30, 2006 and 2005 ($ in thousands):

	Three Months Ended September 30,
	2006	2005	Increase
Pawn lending operations	$79,934	$72,485	$7,449	10.3%
Cash advance operations	38,325	30,480	7,845	25.7
Check cashing operations	1,056	945	111	11.7

Consolidated net revenue	$119,315	$103,910	$15,405	14.8%

     Higher revenue from the Company’s cash advance product, higher finance and service charges from pawn loans, higher profit from the disposition of merchandise and a small increase in revenue from check cashing operations accounted for the increase in net revenue.
     The components of consolidated net revenue are finance and service charges from pawn loans, which increased $3.4 million; profit from the disposition of merchandise, which increased $3.4 million; cash advance fees generated from pawn locations, cash advance locations and the internet distribution channel, which increased $8.0 million; and check cashing fees, royalties and other, which increased $605,000.
Finance and Service Charges. Finance and service charges increased $3.4 million, or 9.5%, from $36.0 million in the prior year quarter to $39.4 million in the current quarter. The increase is primarily due to higher loan balances attributable to the increased amount of pawn loans written. An increase in the average balance of pawn loans outstanding and slightly higher annualized yield of pawn loan portfolio contributed $3.2 million and $174,000 of the increase, respectively. Finance and service charges from same stores (stores that have been open for at least twelve months) increased 4.6%, or $1.7 million, in the current quarter compared to the prior year quarter primarily as a result of an increase of $7.3 million in pawn loans written and a higher average amount per pawn loan written.
     Pawn loan balances at September 30, 2006 were up $10.8 million, or 8.8% higher than at September 30, 2005, primarily as a result of the increase in average pawn loan balances per average pawnshop location and the net addition of 10 company-owned pawn locations since September 30, 2005. The average balance of pawn loans outstanding was 9.0% higher in the current quarter than in the prior year quarter. The increase in the average balance of pawn loans outstanding was primarily driven by a 10.0% increase in the average amount per loan which was partially offset by a 0.9% decrease in the average number of pawn loans outstanding during the current quarter. Annualized loan yield increased to 119.3% in the current quarter from 118.7% in the prior year quarter. The increase in annualized loan yield is partially attributable to a change in the rate charged in the Company’s Florida locations. Same store pawn loan balances at September 30, 2006 were $8.9 million, or 7.4%, higher than at September 30, 2005.

Profit from Disposition of Merchandise. Profit from disposition of merchandise represents the proceeds received from disposition of merchandise in excess of the cost of disposed merchandise. The following table summarizes the proceeds from disposition of merchandise and the related profit for the current quarter compared to the prior year quarter ($ in thousands):

	Three Months Ended September 30,
	2006			2005
	Merch-	Refined		Merch-	Refined
	andise	Gold	Total	andise	Gold	Total
Proceeds from dispositions	$56,134	$18,714	$74,848	$52,663	$13,364	$66,027

Profit on disposition	$22,906	$5,661	$28,567	$21,798	$3,366	$25,164

Profit margin	40.8%	30.3%	38.2%	41.4%	$25.2%	38.1%

     While the total proceeds from disposition of merchandise and refined gold increased $8.8 million, or 13.4%, the combined profit from the disposition of merchandise and refined gold increased $3.4 million, or 13.5%, primarily due to higher levels of retail sales and stronger gross profit margin on the disposition of refined gold. Overall gross profit margin increased from 38.1% in the prior year quarter to 38.2% in the current quarter as the gross profit margin and relative percentage of refined gold sales was higher than the prior year quarter. Excluding the effect of the disposition of refined gold, the profit margin on the disposition of merchandise (including jewelry sales) was 40.8% for the current quarter and 41.4% for the prior year quarter. The profit margin on the disposition of refined gold increased to 30.3% in the current quarter compared to 25.2% in the prior year quarter primarily due to higher prevailing market prices of gold which caused the hedge-adjusted selling price per ounce to increase 28.3% compared to the prior year quarter. In addition, the Company experienced a 9.6% increase in the volume of refined gold sold during the quarter which is in line with the increase in pawn loan balances for the period. Proceeds from disposition of merchandise, excluding refined gold, increased $3.5 million, or 6.6%, in the current quarter. The higher level of retail sales activity was supported by higher levels of merchandise available for disposition entering the current quarter and by the net addition of 10 company-owned pawn locations since September 30, 2005. The consolidated merchandise turnover rate was 2.4 times during both the current quarter and the prior year quarter.
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
     The table below summarizes the age of merchandise held for disposition before valuation allowance of $2.0 million at September 30, 2006 and $1.9 million at September 30, 2005 ($ in thousands).

	2006		2005
	Amount	%	Amount	%
Merchandise held for 1 year or less –
Jewelry	$49,908	58.6%	$43,890	57.9%
Other merchandise	27,156	31.9	23,851	31.5

	77,064	90.5	67,741	89.4

Merchandise held for more than 1 year –
Jewelry	5,125	6.0	5,266	7.0
Other merchandise	3,010	3.5	2,724	3.6

	8,135	9.5	7,990	10.6

Total merchandise held for disposition	$85,199	100.0%	$75,731	100.0%

Cash Advance Fees. Cash advance fees increased $8.0 million, or 19.7%, to $48.4 million in the current quarter from $40.4 million in the prior year quarter. The increase was primarily due to the growth and development of new cash advance units with some additional contribution from the acquisition of CashNetUSA in mid-September 2006. As of September 30, 2006, the cash advance products were available in 714 lending locations, including 421 pawnshops and 293 cash advance locations, and on the internet. Of these lending locations, 303 locations arrange for customers to obtain cash advance products from independent third-party lenders for a fee. Cash advance fees from same stores increased $2.6 million, or 6.6%, to $42.3 million in the current quarter as compared to $39.7 million in the prior year quarter. Cash advance fees include revenue from the cash advance portfolio owned by the Company and fees paid to the Company for credit services to customers for cash advance products from independent third-party lenders. (Although cash advance transactions may take the form of loans or deferred check deposit transactions, the transactions are referred to throughout this discussion as “cash advances” for convenience.)
     Cash advance fees increased by 22.3% in the cash advance operating segment and increased by 5.5% in the pawn lending operating segment. The following table sets forth cash advance fees by operating segment for the three months ended September 30, 2006 and 2005 ($ in thousands):

	Three Months Ended September 30,
	2006	2005	Increase
Pawn lending operations	$11,963	$11,341	$622	5.5%
Cash advance operations	36,438	29,087	7,351	22.3

Consolidated cash advance fees	$48,401	$40,428	$7,973	19.7%

     The amount of cash advances written increased by $29.6 million, or 11.1%, to $295.3 million in the current quarter from $265.7 million in the prior year quarter. Included in the amount of cash advances written in the current quarter and the prior year quarter were $92.0 million and $93.8 million, respectively, extended to customers by third-party lenders. The average amount per cash advance increased to $379 from $367 due primarily to changes in permitted loan amounts and adjustments to underwriting. The combined Company and third-party lender portfolios of cash advances generated $50.0 million in revenue during the current quarter compared to $45.5 million in the prior year quarter. The outstanding combined portfolio balance of cash advances increased $33.3 million, or 51.8%, to $97.7 million at September 30, 2006 from $64.4 million at September 30, 2005. Those amounts included $81.4 million and $49.7 million at September 30, 2006 and 2005, respectively, which are included in the Company’s consolidated balance sheets. An allowance for losses of $11.1 million and $10.0 million has been provided in the consolidated financial statements for September 30, 2006 and 2005, respectively, which is netted against the outstanding cash advance amounts on the Company’s consolidated balance sheets.
     Cash advance fees related to cash advances originated by all third-party lenders were $17.6 million in the current quarter on $92.0 million in cash advances originated by third-party lenders, representing 36.5% of total cash advance revenue. The cash advance loss provision expense associated with these cash advances was $7.3 million, direct operating expenses, excluding allocated administrative expenses, were $4.3 million, and depreciation and amortization expense was $451,000 in the current quarter. Therefore, management estimates that the approximate contribution before interest and taxes on cash advances originated by all third-party lenders in the current quarter was $5.5 million. This estimate does not include shared operating costs in pawn locations where the product is offered.
     In March 2005, the Federal Deposit Insurance Corporation (“FDIC”) issued revised guidelines affecting certain short-term cash advance products offered by FDIC regulated banks. The revised guidance applies to the cash advance product that was offered by third-party banks in many of the Company’s locations. The revised guidance, which became effective July 1, 2005, permitted the banks to provide a customer with this cash advance product for no more than three months out of a twelve-month period. In order to address the short-term credit needs of customers who no longer had access to the banks’ cash advance product, the Company began offering an alternative short-term credit product in selected markets in 2005. On July 1, 2005, the Company introduced a credit services organization program (the “CSO program”). Under the CSO program, the Company acts as a credit services organization on behalf of consumers in accordance with applicable state laws. Credit services that the Company provides to its customers include arranging loans with independent third-party lenders, assisting in the preparation of loan applications and loan documents, and accepting loan payments at the location where the loans were arranged. If a customer obtains a loan from a third-party lender through the CSO program, the Company, on behalf of its customer, also guarantees the customer’s payment obligations under the loan to the third-party lender. A customer who obtains a loan through the CSO program pays the Company a CSO fee for the credit services, including the guaranty, and enters into a contract with the Company governing the credit services arrangement. Losses on cash advances assigned to the Company or acquired by the Company as a result of its guaranty are the responsibility of the Company. As of September 30, 2006, the Company offered the CSO program in Texas, Florida and, on a limited basis, Michigan.
     In July 2005, the Company elected to discontinue offering third-party bank originated cash advances to consumers in Michigan and in January 2006, the Company elected to discontinue offering third-party bank originated cash advances to consumers in Texas, Florida and North Carolina. Consumer demand for bank-originated cash advances in Florida and Texas was effectively satisfied by replacing the bank originated cash advance program in those states with the CSO program instituted by the Company in July 2005 and consumer demand in Michigan is being effectively satisfied with state law Company-originated cash advances and, on a limited basis, with a CSO program. Customer acceptance of the cash advance product offered through the CSO program has been substantially the same as that of the cash advance products offered by the third-party banks. In most of these locations the Company offered both the bank program and the CSO program to customers during the last half of 2005.
     During the third quarter of 2005, the Company discontinued offering single payment cash advances originated by third-party banks in California and began offering Company-originated cash advances under applicable state law. As an additional service alternative to its customers, during the fourth quarter of 2005 the Company introduced third-party commercial bank originated multi-payment installment cash advances in California and Georgia. The Company discontinued offering multi-payment bank products in Georgia during the second quarter of 2006 and discontinued offering multi-payment bank products in California during July 2006 due principally to its third-party commercial banks’ response to concerns that the FDIC raised to FDIC-supervised banks in late February 2006 concerning the FDIC’s perception of risks associated with FDIC supervised banks’ origination of certain cash advance products with the assistance of third-party marketers and servicers.
     Management anticipates that cash advance fees will continue to grow during the remainder of 2006 due primarily to increased consumer awareness and demand for the cash advance product, higher outstanding balances at September 30, 2006 compared to September 30, 2005, the growth of balances from new units opened in 2005 and 2006 and the acquisition of an online cash advance delivery channel.
Check Cashing Fees, Royalties and Other. Check cashing fees, royalties and other revenue increased $605,000 to $2.9 million in the current quarter, or 25.9%, from $2.3 million in the prior year quarter primarily due to the growth in cash advance units that offer check cashing services and newly added check cashing service in 2006 at many of the pawnshop locations. Check cashing revenues for the cash advance segment and check cashing segment were $1.9 million and $1.0 million in the current quarter, and were $1.4 million and $945,000 in the prior year quarter, respectively.
Operations Expenses. Consolidated operations expenses, as a percentage of total revenue, were 35.2% in the current quarter compared to 37.7% in the prior year quarter. These expenses increased $3.7 million, or 6.7%, in the current quarter compared to the prior year quarter. Pawn lending operating expenses increased $2.0 million, or 4.9%, primarily due to the net increase of 10 pawnshop locations since September 30, 2005, the increase in store level incentives and the increase in marketing expenses. Cash advance operating expenses increased $1.7 million, or 12.7%, primarily as a result of the net establishment of 14 locations since September 30, 2005, the growth in expenses in the Company’s collection centers and the acquisition of CashNetUSA.

     As a multi-unit operator in the consumer finance industry, the Company’s operations expenses are predominately related to personnel and occupancy expenses. Personnel expenses include base salary and wages, performance incentives, and benefits. Occupancy expenses include rent, property taxes, insurance, utilities, and maintenance. The combination of personnel and occupancy expenses represents 85.2% of total operations expenses in the current quarter and 86.3% in the prior year quarter. The comparison is as follows ($ in thousands):

	Three Months Ended September 30,
	2006		2005
		% of		% of
	Amount	Revenue	Amount	Revenue
Personnel	$33,525	20.2%	$31,959	22.1%
Occupancy	16,168	9.7	15,194	10.5
Other	8,570	5.1	7,443	5.1

Total	$58,263	35.0%	$54,596	37.7%

     The increase in personnel expenses is mainly due to unit additions since the prior year quarter and an increase in staffing levels and normal recurring salary adjustments. The increase in occupancy expense is primarily due to unit additions, higher utility costs and property taxes.
Administration Expenses. Consolidated administration expenses, as a percentage of total revenue, were 8.0% in the current quarter compared to 7.2% in the prior year quarter. The components of administration expenses for the three months ended September 30, 2006 and 2005 are as follows ($ in thousands):

	Three Months Ended September 30,
	2006		2005
		% of		% of
	Amount	Revenue	Amount	Revenue
Personnel	$8,902	5.3%	$7,578	5.2%
Other	4,357	2.7	2,833	2.0

Total	$13,259	8.0%	$10,411	7.2%

     The increase in administration expenses was principally attributable to increased staffing levels consistent with the Company’s expansion into new markets and distribution channels and an increase in accrued management incentive in conjunction with the financial performance of the Company compared to its business plan.
Cash Advance Loss Provision. The Company maintains an allowance for losses on cash advances at a level projected to be adequate to absorb credit losses inherent in the outstanding combined cash advance portfolio. The cash advance loss provision is utilized to increase the allowance carried against the outstanding company owned cash advance portfolio as well as expected losses in the third-party lender-owned portfolios. The allowance is based on historical trends in portfolio performance based on the status of the balance owed by the customer with the full amount of the customer’s obligations being completely reserved upon becoming 60 days past due. The cash advance loss provision was $17.5 million for the current quarter and $15.5 million for the prior year quarter. The loss provision reflected a $2.0 million increase principally due to the higher volume of combined cash advances written, a higher implied loss rate estimate based on portfolio performance trends and the acquisition of CashNetUSA. The loss provision as a percentage of combined cash advances written increased to 5.9% in the current quarter from 5.8% in the prior year quarter while actual net charge-offs (charge-offs less recoveries) as a percentage of combined cash advances written were 4.8% in the current quarter compared to 4.9% in the prior year quarter. The loss provision as a percentage of cash advance fees decreased to 36.2% in the current quarter from 38.3% in the prior year quarter. Management expects future loss rates and the relative loan loss provision to be higher than the prior year in the fourth quarter of 2006 due primarily to its internet cash advance product which typically incurs higher relative loss rates than traditional bricks and mortar locations.

Depreciation and Amortization. Depreciation and amortization expense as a percentage of total revenue was 4.2% in the current quarter and 4.1% in the prior year quarter. Total depreciation and amortization expense increased $1.1 million, or 18.8%, primarily due to the increase in operating locations and the amortization of certain intangible assets obtained in acquisitions.
Interest Expense. Interest expense as a percentage of total revenue was 1.9% in both the current quarter and the prior year quarter. Interest expense increased $375,000, or 13.5%, to $3.2 million in the current quarter as compared to $2.8 million in the prior year quarter. The increase in interest is primarily due to the higher weighted average floating interest rate on the bank line of credit (6.3% during the current quarter compared to 4.8% during the prior year quarter) and the issuance (in December 2005) of $40 million 6.12% senior unsecured notes which were partially offset by the decrease in the weighted average amount of borrowings. The average amount of debt outstanding decreased during the current quarter to $179.2 million from $184.2 million during the prior year quarter. The effective blended borrowing cost was 7.0% in the current quarter compared to 6.0% in the prior year quarter.
Interest Income. Interest income was $435,000 in the current quarter compared to $402,000 in the prior year quarter. The increase was primarily due to the higher interest earned on excess cash and currency exchange rate fluctuations in interest on notes denominated in Swedish kronor.
Foreign Currency Transaction Gain/Loss. Exchange rate changes between the United States dollar and the Swedish kronor resulted in a net gain of $67,000 and $47,000 in the current quarter and the prior year quarter, respectively. Included in the net gain were gains of $6,000 and $11,000 for the current quarter and prior year quarter, respectively, resulting from the foreign currency forward contracts totaling 68 million Swedish kronor (approximately $9.3 million at maturity) that were established by the Company in 2005 to minimize the financial impact of currency market fluctuations.
Income Taxes. The Company’s effective tax rate was 37.4% for the current quarter compared to 37.2% for the prior year quarter. The increase is primarily due to an increase in state income taxes.
Nine Months Ended September 30, 2006 Compared To Nine Months Ended September 30, 2005
Consolidated Net Revenue. Consolidated net revenue increased $40.3 million, or 13.6%, to $335.9 million during the nine months ended September 30, 2006 (the “current period”) from $295.6 million during the nine months ended September 30, 2005 (the “prior year period”). The following table sets forth net revenue results by operating segment for the nine months ended September 30, 2006 and 2005 ($ in thousands):

	Nine Months Ended September 30,
	2006	2005	Increase
Pawn lending operations	$234,270	$215,191	$19,079	8.9%
Cash advance operations	98,562	77,464	21,098	27.2
Check cashing operations	3,080	2,919	161	5.5

Consolidated net revenue	$335,912	$295,574	$40,338	13.6%

     Higher revenue from the Company’s cash advance product, higher finance and service charges from pawn loans, higher profit from the disposition of merchandise and a small increase in revenue from check cashing operations accounted for the increase in net revenue.
     Finance and service charges from pawn loans increased $6.5 million; profit from the disposition of merchandise increased $11.0 million; cash advance fees generated from pawn locations, cash advance locations and the internet distribution channel increased $21.1 million; and check cashing fees, royalties and other income increased $1.7 million.

Finance and Service Charges. Finance and service charges increased $6.5 million, or 6.4%, from $102.5 million in the prior year period to $109.0 million in the current period. The increase is primarily due to higher loan balances attributable to the increased amount of pawn loans written. An increase in the average balance of pawn loans outstanding contributed $7.6 million of the increase and was partially offset by a $1.1 million decrease resulting from the lower annualized yield of the pawn loan portfolio described below. Finance and service charges from same stores increased $2.8 million in the current period compared to the prior year period.
The average balance of pawn loans was 7.5% higher in the current period than in the prior year period. The increase in the average balance of pawn loans outstanding was driven by an 8.6% increase in the average amount per loan which was partially offset by a 1.0% decrease in the average number of pawn loans outstanding during the current period. Annualized loan yield declined to 123.3% in the current period from 124.5% in the prior year period. The decrease in annualized loan yield is partially attributable to four pawnshops damaged by Hurricane Katrina in August 2005 that had not reopened for business as of September 30, 2006. The statutory rates in the New Orleans market generate higher than average pawn loan yields. Pawn loan yields were also negatively impacted by a higher amount of unredeemed pawn loans in the current period compared to the prior year period which generally dilutes yield. This impact was slightly offset by an increase in rates charged in the Company’s Florida pawn lending business earlier in 2006.
Profit from Disposition of Merchandise. The following table summarizes the proceeds from disposition of merchandise and the related profit for the current period compared to the prior year period ($ in thousands):

	Nine Months Ended September 30,
	2006			2005
	Merch-	Refined		Merch-	Refined
	andise	Gold	Total	andise	Gold	Total
Proceeds from dispositions	$182,852	$52,387	$235,239	$171,197	$38,904	$210,101

Profit on disposition	$76,249	$17,081	$93,330	$71,662	$10,682	$82,344

Profit margin	41.7%	32.6%	39.7%	41.9%	$27.5%	39.2%

     While the total proceeds from disposition of merchandise and refined gold increased $25.1 million, or 12.0%, the combined profit from the disposition of merchandise and refined gold increased $11.0 million, or 13.3%, primarily due to higher levels of retail sales and stronger gross profit margin on the disposition of refined gold. Overall gross profit margin increased from 39.2% in the prior year period to 39.7% in the current period as the gross profit margin and relative percentage of refined gold sales was higher than the prior year period. Excluding the effect of the disposition of refined gold, the profit margin on the disposition of merchandise (including jewelry sales) was 41.7% for the current period and 41.9% for the prior year period. The profit margin on the disposition of refined gold increased to 32.6% in the current period compared to 27.5% in the prior year period primarily due to higher prevailing market prices of gold which caused the hedge-adjusted selling price per ounce to increase 25.3% compared to the prior year period and to the increased volume of refined gold sold. Proceeds from disposition of merchandise, excluding refined gold, increased $11.7 million, or 6.8%, in the current period due primarily to the net addition of 10 pawn locations and to the higher levels of retail sales activity which was supported by higher levels of merchandise available for disposition entering the current period. The consolidated merchandise turnover rate was 2.6 times during both the current period and the prior year period.
Cash Advance Fees. Cash advance fees increased $21.1 million, or 20.7%, to $123.2 million in the current period from $102.1 million in the prior year period. The increase was primarily due to the growth and development of new cash advance units, higher average cash advance balances outstanding and higher rates of collections resulting from additional staffing at the Company’s collection facilities during the current period resulting from the new unit growth with some additional contribution from the acquisition of CashNetUSA in mid-September. Cash advance fees from same stores increased $10.7 million, or 10.5%, to $112.7 million in the current period as compared to $102.0 million in the prior year period.

     The following table sets forth cash advance fees by operating segment for the nine months ended September 30, 2006 and 2005 ($ in thousands):

	Nine Months Ended September 30,
	2006	2005	Increase
Pawn lending operations	$31,893	$30,371	$1,522	5.0%
Cash advance operations	91,342	71,743	19,599	27.3

Consolidated cash advance fees	$123,235	$102,114	$21,121	20.7%

     Cash advance fees in the cash advance operating segment increased 27.3% and increased 5.0% in the pawn lending operating segment, mostly due to new locations added over the last 24 months and higher average balances outstanding, with some additional contribution from the acquisition of CashNetUSA. In addition, the increase in cash advance revenue benefited consolidated earnings more than the prior year period primarily due to greater efficiencies in expenses, including the cash advance loss provision, which benefited both segments in the current period.
     The amount of cash advances written increased by $83.2 million, or 12.4%, to $752.0 million in the current period from $668.8 million in the prior year period. Included in the amount of cash advances written in the current period and the prior year period were $255.7 million and $262.5 million, respectively, extended to customers by third-party lenders. The average amount per cash advance increased to $378 from $354 due primarily to changes in permitted loan amounts and adjustments to underwriting. The combined Company and third-party lender portfolios of cash advances generated $122.9 million in revenue during the current period compared to $109.7 million in the prior year period.
     Cash advance fees related to cash advances originated by all third-party lenders were $47.1 million in the current period on $255.7 million in cash advances originated by third-party lenders, representing 38.3% of total cash advance revenue. The cash advance loss provision expense associated with these cash advances was $14.7 million, direct operating expenses, excluding allocated administrative expenses, were $14.3 million, and depreciation and amortization expense was $1.4 million in the current period. Therefore, management estimates that the approximate contribution before interest and taxes on cash advances originated by all third-party lenders in the current period was $16.8 million. This estimate does not include shared operating costs in pawn locations where the product is offered.
Check Cashing Fees, Royalties and Other. Check cashing fees, royalties and other income increased $1.7 million to $10.3 million in the current period, or 19.2%, from $8.6 million in the prior year period mostly due to the growth in cash advance units and newly added check cashing services in 2006 at many of the pawnshop locations. Check cashing revenues for the cash advance segment and check cashing segment were $7.2 million and $3.1 million in the current period, and were $5.7 million and $2.9 million in the prior year period, respectively.
Operations Expenses. Consolidated operations expenses, as a percentage of total revenue, were 37.1% in the current period compared to 38.3% in the prior year period. These expenses increased $14.9 million, or 9.2%, in the current period compared to the prior year period. Pawn lending operating expenses increased $9.1 million, or 7.4%, primarily due to the net increase of 10 pawnshop locations since September 30, 2005, the increase in store level incentives and the increase in marketing expenses. Cash advance operating expenses increased $5.8 million, or 15.3%, primarily as a result of the net establishment of 14 locations which resulted in higher staffing levels and the acquisition of CashNetUSA. In addition, the growth in expenses in the Company’s collection centers also contributed to the expense increase.

     The combination of personnel and occupancy expenses represents 84.6% of total operations expenses in the current period and 84.7% in the prior year period. The comparison is as follows ($ in thousands):

	Nine Months Ended September 30,
	2006		2005
		% of		% of
	Amount	Revenue	Amount	Revenue
Personnel	$101,791	21.3%	$92,639	21.9%
Occupancy	48,080	10.0	44,739	10.6
Other	27,307	5.7	24,918	5.8

Total	$177,178	37.0%	$162,296	38.3%

     The increase in personnel expenses is mainly due to unit additions since the prior year period and an increase in staffing levels, mainly in the collection centers, and normal recurring salary adjustments. The increase in occupancy expense is primarily due to unit additions. The increase in expenses in the collection centers accounted for $1.5 million of the increase in operating expenses. The addition of CashNetUSA accounted for $595,000 of the total increase in operating expenses.
Administration Expenses. Consolidated administration expenses, as a percentage of total revenue, were 8.3% in the current period compared to 7.5% in the prior year period. The components of administration expenses for the nine months ended September 30, 2006 and 2005 are as follows ($ in thousands):

	Nine Months Ended September 30,
	2006		2005
		% of		% of
	Amount	Revenue	Amount	Revenue
Personnel	$27,279	5.7%	$22,264	5.3%
Other	12,189	2.6	9,660	2.2

Total	$39,468	8.3%	$31,924	7.5%

     The increase in administration expenses was principally attributable to increased staffing levels consistent with the Company’s expansion into new markets and an increase in accrued management incentive in conjunction with the financial performance of the Company compared to its business plan.
Cash Advance Loss Provision. The cash advance loss provision increased $833,000 to $32.7 million in the current period, compared to $31.9 million in the prior year period. Of the total increase, $2.9 million was principally due to the higher volume of combined cash advances written and the acquisition of CashNetUSA which was offset by a decrease of $2.1 million attributable to a decrease in the implied loss rate estimates based on portfolio performance trends. The loss provision as a percentage of combined cash advances written decreased to 4.4% in the current period from 4.8% in the prior year period while actual net charge-offs (charge-offs less recoveries) as a percentage of combined cash advances written were 3.7% in the current period compared to 3.9% in the prior year period. The loss provision as a percentage of cash advance fees decreased to 26.6% in the current period from 31.2% in the prior year period.
Depreciation and Amortization. Depreciation and amortization expense as a percentage of total revenue was 4.1% for both the current period and the prior year period. Total depreciation and amortization expense increased $2.7 million, or 15.9%, primarily due to the increase in operating locations and the amortization of certain intangible assets obtained in acquisitions.
Interest Expense. Interest expense as a percentage of total revenue was 1.7% in the current period and 1.8% in the prior year period. Interest expense increased $396,000 to $8.0 million in the current period from $7.6 million in the prior year period. The increase in interest expense resulting from the higher weighted average floating interest rate on the bank line of credit (6.0% during the current year period compared to 4.4% during the prior year period) and the issuance (in December 2005) of $40 million 6.12% senior unsecured notes was partially offset by the decrease in interest expense as a result of lower debt level. The average amount of debt outstanding decreased during the current period to $150.0 million from $163.1 million during the prior year period. The effective blended borrowing cost was 7.2% in the current period compared to 6.2% in the prior year period.
Interest Income. Interest income was $1.2 million in both the current period and the prior year period.
Foreign Currency Transaction Gain/Loss. Exchange rate changes between the United States dollar and the Swedish kronor resulted in a net gain of $245,000 and a net loss of $868,000 in the current period and the prior year period, respectively. Included in the net gain/loss were a loss of $469,000 and a gain of $509,000 for the current period and prior year period, respectively, resulting from the foreign currency forward contracts.
Gain from Termination of Contract. On April 30, 2006, management entered into an agreement with a landlord of a lending location to terminate the lease and vacate the property for $2.2 million. The Company recorded a pre-tax net gain of $2.2 million ($1.4 million net of related taxes) from this transaction.
Income Taxes. The Company’s effective tax rate was 37.0% for the current period compared to 37.1% for the prior year period.
LIQUIDITY AND CAPITAL RESOURCES
     The Company’s cash flows and other key indicators of liquidity are summarized as follows ($ in thousands, except ratios):

	Nine Months Ended
	September 30,
	2006		2005
Operating activities cash flows	$105,751		$79,608
Investing activities cash flows:
Pawn loans	$(28,457)		$(25,923)
Cash advances	(42,315)		(33,776)
Acquisitions	(48,931)		(16,654)
Property and equipment additions	(32,004)		(20,143)
Proceeds from property insurance	1,247		—
Proceeds from termination of contract/sale of assets	2,198		486
Financing activities cash flows	$53,900		$20,791
Working capital	$288,692		$245,888
Current ratio	4.7	x	5.3	x
Merchandise turnover	2.6	x	2.6	x
Cash flows from operating activities. Net cash provided by operating activities was $105.8 million for the current period. Net cash generated from the Company’s pawn lending operations and cash advance operations was $61.0 million and $45.0 million, respectively. Check cashing operations used cash of $204,000. The improvement in cash flows from operating activities in the current period as compared to the prior year period was primarily due to the improvement in results of pawn lending operations and to the development of cash advance locations opened in recent periods.
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
Cash flows from investing activities. The Company’s investments in pawn loans and cash advances used cash of $28.5 million and $42.3 million during the current period, respectively. In addition, the acquisition of CashNetUSA and the assets of 7 pawnshops used cash of $48.9 million. The Company also invested $32.0 million in property and equipment for the establishment of a new pawnshop location, eight new cash advance locations and a customer service center; the remodeling of selected operating units, ongoing enhancements to the information technology infrastructure, and other property additions.
     On September 15, 2006, the Company, through its wholly-owned subsidiary, Cash America Net Holdings, LLC, completed the purchase of substantially all of the assets of The Check Giant, LLC (“TCG”). TCG offered short-term cash advances exclusively over the Internet under the name “CashNetUSA.” The Company paid an initial purchase price of approximately $35.5 million in cash at closing and transaction costs of approximately $2.0 million. The asset purchase agreement provides for the Company to pay up to five supplemental earn-out payments during the two year period after the closing. The amount of each supplemental payment is to be based on a multiple of consolidated earnings attributable to CashNetUSA’s business for the twelve months preceding each scheduled supplemental payment, as described more fully in the asset purchase agreement. The supplemental payments will be reduced by amounts previously paid. The supplemental payments are to be paid in cash; the Company will, however, have the option of paying up to 25% of each supplemental payment in shares of its common stock based on an average share price value at that time, as defined in the asset purchase agreement.
     Management anticipates that capital expenditures for the remainder of 2006 will be approximately $5 to $10 million for enhancements to communications and information systems, the remodeling of selected operating units, and the establishment of up to 3 new cash advance-only locations and pawnshops. The additional capital required to pursue acquisition opportunities is not included in the estimate of capital expenditures because of the uncertainties surrounding any potential transaction of this nature at this time.
Cash flows from financing activities. During the current period, the Company borrowed $68.2 million under its bank lines of credit, of which $47.3 million was used for the acquisitions of CashNetUSA, five pawn lending locations in Alaska and other acquisitions. The Company reduced its long-term debt by $16.8 million through the scheduled principal payments on senior unsecured notes. Additional uses of cash included $2.2 million for dividends paid. On April 20, 2005, the Board of Directors authorized the Company’s repurchase of up to a total of 1,500,000 shares of its common stock (the “2005 authorization”). Management expects to purchase shares of the Company from time to time in the open market, and funding will come from operating cash flow. During the nine months ended September 30, 2006, 150,500 shares were purchased for an aggregate amount of $4.7 million. Stock options for 438,126 shares were exercised by officers and employees and generated proceeds of $4.7 million of additional equity. From November 2005 through June 2006, the Company’s Chief Executive Officer exercised stock options and sold Company shares pursuant to a pre-arranged, systematic trading plan to sell company shares pursuant to guidelines specified by Rule 10b5-1 under the Securities and Exchange Act of 1934 and in accordance with the Company’s policies with respect to insider sales (the “Plan”). The proceeds from the Plan and the exercise of options were used to fully repay the Chief Executive Officer’s pre-2003 secured loan and accrued interest thereon totaling $2.1 million under the Company’s now discontinued officer stock loan program. Another executive officer also repaid $525,000 (including accrued interest) on a similar officer stock loan.
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
     Management believes that the borrowings available ($107.9 million at September 30, 2006) under the credit facilities, cash generated from operations and current working capital of $288.7 million should be sufficient to meet the Company’s anticipated capital requirements for the foreseeable future.
CAUTIONARY STATEMENT REGARDING RISKS AND UNCERTAINTIES THAT MAY AFFECT FUTURE RESULTS
     This quarterly report, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains statements that are forward-looking, as that term is defined by the Private Securities Litigation Reform Act of 1995 or by the Securities and Exchange Commission in its rules. The Company intends that all forward-looking statements be subject to the safe harbors created by these laws and rules. When used in this Quarterly Report on Form 10-Q, the words “believes,” “estimates,” “plans,” “expects,” “anticipates,” and similar expressions as they relate to the Company or its management are intended to identify forward-looking statements. The statements in this report that are not historical facts are based on current expectations. All forward-looking statements are based on current expectations regarding important risk factors. These risks and uncertainties are beyond the ability of the Company to control, and, in many cases, the Company cannot predict all of the risks and uncertainties that could cause its actual results to differ materially from those expressed in the forward-looking statements. Actual results may differ materially from those expressed in the forward-looking statements, and such statements should not be regarded as a representation by the Company or any other person that the results expressed in the statements will be achieved. Among the factors that could cause the results to differ include the ability to successfully integrate a newly acquired business into the Company’s existing operations, and other risk factors described in Part II, Item 1A of this report and in other of the Company’s filings with the Securities and Exchange Commission.
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
Item 4. Controls and Procedures
     Under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, management of the Company has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of September 30, 2006 (“Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective.
     There have been no changes during the quarter ended September 30, 2006 in the Company’s internal control over financial reporting that were identified in connection with management’s evaluation described in Item 4 above that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.
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
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     See Note 10 of Notes to Consolidated Financial Statements.
Item 1A. Risk Factors
     Important risk factors that could cause results or events to differ from current expectations are described below. These factors are not intended to be an all-encompassing list of risks and uncertainties that may affect the operations, performance, development and results of the Company’s business.
•	A decreased demand for the Company’s products and specialty financial services and failure of the Company to adapt to such decrease could adversely affect results. Although the Company’s products and services are a staple of its customer base, the demand for a particular product or service may decrease due to a variety of factors, such as the availability of competing products, changes in customers’ financial conditions, or regulatory restrictions that reduce customer access to particular products. Should the Company fail to adapt to a significant change in its customers’ demand for, or access to, its products, the Company’s revenues could decrease significantly. Even if the Company does make adaptations, customers may resist or may reject products whose adaptations make them less attractive or less available. In any event, the effect of any product change on the results of the Company’s business may not be fully ascertainable until the change has been in effect for some time. In particular, the Company has changed, and will continue to change, some of the cash advance products and services it offers due to guidelines or rules published by regulatory agencies which have a direct or indirect effect on the governance of the Company and the products it offers.
•	Adverse changes in laws or regulations affecting the Company’s short-term consumer loan services could negatively impact the Company’s operations. The Company’s products and services are subject to extensive regulation and supervision under various federal, state and local laws, ordinances and regulations. The Company faces the risk that restrictions or limitations resulting from the enactment, change, or interpretation of laws and regulations could have a negative effect on the Company’s business activities. In particular, short-term consumer loans have come under increased scrutiny and increasingly restrictive regulation in recent years. Some regulatory activity may limit the number of short-term loans that customers may receive or have outstanding, such as the limits prescribed by the FDIC in March 2005 and supplemented in February 2006, and regulations adopted by some states requiring that all borrowers of certain short-term loan products be listed on a database and limiting the number of such loans they may have outstanding; and regulations limiting the availability of the Company’s cash advance products to active duty military personnel. Certain consumer advocacy groups and federal and state legislators have also asserted that laws and regulations should be tightened so as to severely limit, if not eliminate, the availability of certain cash advance products to consumers, despite the significant demand for it. Adoption of such federal and state regulation or legislation could restrict, or even eliminate, the availability of cash advance products at some or all of the Company’s locations.
•	The failure of third-parties who provide products, services or support to the Company to maintain their products, services or support could disrupt Company operations or result in a loss of revenue. The Company’s cash advance revenues depend in part on the willingness and ability of unaffiliated third party lenders to make loans to its customers or to provide services. The loss of the relationship with these lenders, and an inability to replace them with new lenders, or the failure of these lenders to maintain quality and consistency in their loan programs, could cause the Company to lose customers and substantially decrease the revenues and earnings of the Company’s cash advance business.

The Company also relies on third parties to provide other services that facilitate loans over the internet. The Company makes other non-cash advance products and services provided by various third party vendors available to its customers. If a third-party provider fails to provide its product or service or to maintain its quality and consistency, the Company could lose customers and related revenue from those products or services. The Company also uses third parties to support and maintain certain of its communication systems and computerized point-of-sale and information systems. The failure of such third parties to fulfill their support and maintenance obligations could disrupt the Company’s operations.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     (c) The following table provides the information with respect to purchases made by the Company of shares of its common stock during each of the months in the first, second and third quarters of 2006:

				Total Number of	Maximum Number
	Total Number		Average	Shares Purchased as	of Shares that May
	of Shares		Price Paid	Part of Publicly	Yet Be Purchased
Period	Purchased		Per Share	Announced Plan	Under the Plan (1)
January 1 to January 31	3,280	(2)	$23.67	—	1,321,200
February 1 to February 28	6,167	(2)	26.65	—	1,321,200
March 1 to March 31	514	(2)	29.19	—	1,321,200

Total first quarter	9,961		25.80	—

April 1 to April 30	418	(3)	32.35	—	1,321,200
May 1 to May 31	46,410	(3)	31.59	45,500	1,275,700
June 1 to June 30	70,357	(3)	30.30	70,000	1,205,700

Total second quarter	117,185		30.82	115,500

July 1 to July 31	448	(3)	34.47	—	1,205,700
August 1 to August 31	35,258	(3)	33.48	35,000	1,170,700
September 1 to September 30	306	(3)	37.50	—	1,170,700

Total third quarter	36,012		33.52	35,000

Total nine months	163,158		$31.11	150,500

(1)	On April 20, 2005, the Board of Directors authorized the Company’s repurchase of up to a total of 1,500,000 shares of its common stock.

(2)	Includes 423 shares, 1,645 shares and 514 shares purchased on behalf of participants relating to the Company’s Non-Qualified Savings Plan for January, February and March, respectively. Also includes 2,857 shares and 4,522 shares received as partial tax payments for shares issued under stock-based compensation plans for January and February, respectively.

(3)	Includes 418 shares, 910 shares, 357, 448, 258 and 306 shares purchased on behalf of participants relating to the Company’s Non-Qualified Savings Plan for April, May, June, July, August and September, respectively.
Item 6. Exhibits
31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CASH AMERICA INTERNATIONAL, INC.
(Registrant)

By:	/s/ Thomas A. Bessant, Jr.
Thomas A. Bessant, Jr.
Executive Vice President and Chief Financial Officer

Date: November 2, 2006