Form 10-K/A
period 2005-12-31
CASH AMERICA INTERNATIONAL INC
filed 2007-02-15
CIK 807884

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
(Amendment No. 1)

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

CASH AMERICA INTERNATIONAL, INC.
YEAR ENDED DECEMBER 31, 2005
INDEX TO FORM 10-K/A

Item 9A. Controls and Procedures	1
Item 15. Exhibits and Financial Statement Schedules	1
SIGNATURES	2
Certification of Chief Executive Officer
Certification of Chief Financial Officer
Certification of Chief Executive Officer Pursuant to Section 906
Certification of Chief Financial Officer Pursuant to Section 906

Introductory Note
     We are filing this Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (the “2005 10-K”), which was originally filed on March 2, 2006, to revise certain disclosures concerning our internal controls and procedures in Item 9A, based on an SEC request. This request was one element of a review by the Division of Corporation Finance of the SEC of our Annual Report on Form 10-K for the year ended December 31, 2005. We have received and responded to the various SEC staff comments.
     This Form 10-K/A does not affect the Company’s Consolidated Financial Statements or related Notes, or other information as presented in our 2005 10-K. This Form 10-K/A does not reflect events that have occurred after our 2005 10-K was originally filed or update the information set forth in the 2005 10-K originally filed for matters that occurred subsequent to such original filing date.
ITEM 9A. CONTROLS AND PROCEDURES
     Under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, management of the Company has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2005 (“Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective (i) to ensure that information required to be disclosed by us in reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms; and (ii) to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to our management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.
     The Report of Management on Internal Control Over Financial Reporting is included in Item 8 of this annual report on Form 10-K. There was no change in the Company’s internal control over financial reporting during the quarter ended December 31, 2005, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
     The Company’s management, including its Chief Executive Officer and Chief Financial Officer, does not expect that the Company’s disclosure controls and procedures or internal controls will prevent all possible error and fraud. The Company’s disclosure controls and procedures are, however, designed to provide reasonable assurance of achieving their objectives, and the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s financial controls and procedures are effective at that reasonable assurance level.
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) The following documents are filed as part of this Amendment No. 1 to Annual Report on Form 10-K/A:

Exhibit	Description
31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 14, 2007.

CASH AMERICA INTERNATIONAL, INC.

By:	/s/ DANIEL R. FEEHAN

Daniel R. Feehan
Chief Executive Officer and President
     Pursuant to the requirements of the Securities and Exchange Act of 1934, the report has been signed by the following persons on February 14, 2007 on behalf of the registrant and in the capacities indicated.

Signature	Title	Date
/s/ Jack R. Daugherty	Chairman of the Board	February 14, 2007
Jack R. Daugherty	Of Directors

/s/ Daniel R. Feehan	Chief Executive Officer,	February 14, 2007
Daniel R. Feehan	President and Director
(Principal Executive Officer)

/s/ Thomas A. Bessant, Jr.	Executive Vice President and	February 14, 2007
Thomas A. Bessant, Jr.	Chief Financial Officer (Principal Financial and
Accounting Officer)

/s/ A. R. Dike	Director	February 14, 2007
A. R. Dike

/s/ James H. Graves
James H. Graves	Director	February 14, 2007

/s/ B.D. Hunter	Director	February 14, 2007
B. D. Hunter

/s/ Timothy J. McKibben	Director	February 14, 2007
Timothy J. McKibben

/s/ Alfred M. Micllef
Alfred M. Micallef	Director	February 14, 2007

/s/ Daniel E. Berce
Daniel E. Berce	Director	February 14, 2007

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