Form 10-Q/A
period 2006-06-30
CASH AMERICA INTERNATIONAL INC
filed 2007-02-15
CIK 807884

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

Introductory Note
     We are filing this Amendment No. 1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 (the “Second Quarter 2006 10-Q”), which was originally filed on July 28, 2006, to revise certain disclosures concerning our internal controls and procedures in Part I, Item 4, based on an SEC request. This request was one element of a review by the Division of Corporation Finance of the SEC of our quarterly report on Forms 10-Q filed during 2006. We have received and responded to the various SEC staff comments.
     This Form 10-Q/A does not affect the Company’s Consolidated Financial Statements or related Notes, or other information as presented in our Second Quarter 2006 10-Q. This Form 10-Q/A does not reflect events that have occurred after the Second Quarter 2006 10-Q was originally filed or update the information set forth in the Second Quarter 2006 10-Q originally filed for matters that occurred subsequent to such original filing date.
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
     There was no change in the Company’s internal control over financial reporting during the quarter ended June 30, 2006, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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