Form 10-Q/A
period 2006-09-30
CASH AMERICA INTERNATIONAL INC
filed 2007-02-15
CIK 807884

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

CASH AMERICA INTERNATIONAL, INC.
INDEX TO FORM 10-Q/A

PART I. FINANCIAL INFORMATION

Page
Item 4. Controls and Procedures	3

PART II. OTHER INFORMATION

Item 6. Exhibits	3

SIGNATURE	4
Certification of Chief Executive Officer
Certification of Chief Financial Officer
Certification of Chief Executive Officer Pursuant to Section 906
Certification of Chief Financial Officer Pursuant to Section 906

Introductory Note
     We are filing this Amendment No. 1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 (the “Third Quarter 2006 10-Q”), which was originally filed on November 2, 2006, to revise certain disclosures concerning our internal controls and procedures in Part I, Item 4, based on an SEC request. This request was one element of a review by the Division of Corporation Finance of the SEC of our quarterly report on Forms 10-Q filed during 2006. We have received and responded to the various SEC staff comments.
     This Form 10-Q/A does not affect the Company’s Consolidated Financial Statements or related Notes, or other information as presented in our Third Quarter 2006 10-Q. This Form 10-Q/A does not reflect events that have occurred after the Third Quarter 2006 10-Q was originally filed or update the information set forth in the Third Quarter 2006 10-Q originally filed for matters that occurred subsequent to such original filing date.
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
     There was no change in the Company’s internal control over financial reporting during the quarter ended September 30, 2006, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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