Form 10-K
period 2006-12-31
CASH AMERICA INTERNATIONAL INC
filed 2007-02-26
CIK 807884

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___ to ___
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
Common Stock Purchase Rights
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑     No ☐
     Indicate by check if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐     No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑      No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☑     Accelerated filer ☐     Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐     No ☑
     The aggregate market value of 28,453,000 shares of the registrant’s Common Stock held by non-affiliates on June 30, 2006 was approximately $910,504,000.
     At February 14, 2007 there were 29,737,412 shares of the registrant’s Common Stock, $.10 par value, issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the Registrant’s definitive Proxy Statement pertaining to the 2007 Annual Meeting of Shareholders are incorporated herein by reference into PART III of this Form 10-K.

CASH AMERICA INTERNATIONAL, INC.
YEAR ENDED DECEMBER 31, 2006

PART I
ITEM 1. BUSINESS
General
     Cash America International, Inc. (the “Company”) provides pawn loans, short-term cash advances, check cashing services and other specialty financial services to individuals. The Company also sells merchandise in its pawnshops, primarily personal property that has been forfeited in connection with its pawn lending operations.
     The Company was incorporated in 1984 to engage in the business of owning and operating pawnshops. Since its formation, the Company has significantly broadened the scale and geographic scope of its operations and expanded its financial services offerings so that, as of December 31, 2006, it was the nation’s largest provider of pawn loans and, it believes, is the largest operator of pawnshops in the world. As of that date, the Company provided its specialty financial services through 918 locations, including 487 pawnshops in 22 states (including 12 pawnshops that are franchises), 295 stand-alone cash advance locations and 136 check cashing locations, and via the internet.
     Most of the Company’s pawnshops operate under the “Cash America” trade name; 42 pawnshops (located in Arizona, California, Nevada and Washington) operate under the “SuperPawn” trade name.
     The Company offers unsecured cash advances to individuals through most of its pawnshops, in 91 standalone Cash America Payday Advance locations, in 204 locations operated by its wholly-owned subsidiary Cashland Financial Services, Inc. under the “Cashland” trade name, and, since September 2006, over the internet under the trade name “CashNetUSA” at www.cashnetusa.com.
     The Company, through its wholly-owned subsidiary Mr. Payroll corporation (“Mr. Payroll”), offers check cashing services through 131 franchised and 5 company-owned check cashing centers. Many of the Company’s pawn and cash advance locations also offer check cashing services and other retail financial services such as stored value cards, money orders and money transfers.
     Since its inception, the Company has grown by acquiring existing pawnshops and establishing new ones in locations that can benefit from its centralized management and standardized operations. Since 2003, the Company has pursued a similar strategy for acquiring and establishing cash advance locations. With both pawnshops and cash advance locations, the Company seeks to increase its share of the consumer loan business and concentrate multiple lending locations in regional and local markets in order to expand market penetration, enhance name recognition and reinforce marketing programs. The Company intends to continue this strategy for acquiring and establishing new lending locations, and intends to offer new products and services at its physical lending locations in order to meet the growing financial services needs of its customers. With its acquisition of CashNetUSA in September 2006, the Company is also actively exploring strategies to increase and enhance its online presence, with the goal of becoming the premier online cash advance provider. The Company also intends to offer new products and services that complement its specialty financial services and to meet the growing financial services needs of its customers both at its physical lending locations and online.
     Recent Developments. On September 15, 2006, the Company, through its wholly-owned subsidiary Cash America Net Holdings, LLC, purchased substantially all of the assets of The Check Giant, LLC (“TCG”), which offered short-term cash advances over the internet under the name “CashNetUSA”. The Company paid an initial purchase price of approximately $35.9 million in cash and transaction costs of approximately $2.9 million, and agreed to pay up to five supplemental earn-out payments during the two year period after the closing. The amount of each supplemental payment will be based on a multiple of earnings attributable to CashNetUSA’s business for the twelve months preceding the date of determining each scheduled supplemental payment, as described more fully in the asset purchase agreement, and will be reduced by amounts previously paid. The supplemental payments are to be paid in cash within 45 days of the measurement date; the Company may, however, at its option pay up to 25% of each supplemental payment in shares of its common stock based on an average share price value as of the measurement date. Substantially all of these supplemental payments will be accounted for as goodwill. The first supplemental payment of approximately $33.8 million, which was paid in cash in February 2007, was determined as of December 31, 2006 and reflects adjustments for amounts previously paid. The operating results of CashNetUSA have been included in the Company’s consolidated financial statements from the date of acquisition.
     The Company added 21 pawnshops and closed two during 2006. The Company also added 12 cash advance locations and closed three. In addition to its owned pawnshops, the Company offers and sells franchises to third parties for their independent ownership and operation of “Cash America” or “SuperPawn” pawnshops. The Company added four franchised locations in 2006. As of December 31, 2006, there were 12 franchised pawnshop locations in operation.
     On September 7, 2004, the Company sold its pawn lending operations in the United Kingdom and Sweden (the “foreign pawn lending operations”) in order to dedicate its strategic efforts and resources on the growth opportunities of pawn lending and cash advance activities in the United States. As a result of this sale, all discussions and financial information below have excluded the effect of the Company’s foreign pawn lending operations, as they have been classified as discontinued operations.
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
     These reports may also be read and copied at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549, or at the SEC website at www.sec.gov. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330.
Pawn Lending and Merchandise Disposition Activities
     Pawnshops are convenient sources of consumer loans. They also sell previously-owned merchandise acquired from customers who do not redeem their pawned goods or purchased directly from customers. A pawnshop may also sell items purchased from third party vendors.
     Lending. When receiving a pawn loan from the Company, a customer pledges personal property to the Company as security for the loan. The Company delivers a pawn transaction agreement, commonly referred to as a pawn ticket, to the customer, along with the proceeds of the loan. If the customer does not repay the loan or redeem the property, the customer forfeits the property to the Company, and the Company sells the property.
     The Company relies on the disposition of pawned property to recover the principal amount of the loan, plus a yield on the investment. It does not have recourse against the customer for the loan. As a result, the customer’s creditworthiness is not a factor in the loan decision, and a decision not to redeem pawned property does not affect the customer’s personal credit status. Goods pledged to secure pawn loans are generally tangible personal property such as jewelry, tools, televisions and stereos, musical instruments, firearms, and other miscellaneous items. (Pawn transactions can also take the form of a “buy-sell agreement” involving the actual sale of the property with an option to repurchase it. Pledge and buy-sell transactions are referred to throughout this report as “pawn loans.”)
     The Company contracts for a finance and service charge to compensate it for the use of the funds loaned. The finance and service charge is typically calculated as a percentage of the pawn loan amount based on the size and duration of the transaction, in a manner similar to which interest is charged on a bank loan, and generally ranges from 12% to 300% annually, as permitted by applicable state pawnshop laws. These finance and service charges contributed approximately 21.6% of the Company’s total revenue in 2006, 23.5% in 2005 and 23.6% in 2004.
     The pawn ticket sets forth, among other items: the name and address of the pawnshop and the customer; the customer’s identification number from his or her driver’s license or other approved identification; the loan date; the identification and description of the pledged goods, including applicable serial numbers; the amount financed; the finance and service charge; the maturity date; the total amount that must be paid to redeem the pledged goods on the maturity date; and the annual percentage rate.
     The Company sets the amount of a pawn loan generally as a percentage of the pledged personal property’s estimated disposition value. The Company relies on many sources to determine the estimated disposition value, including its proprietary automated product valuation system, catalogs, “blue books”, newspapers, internet research and its (or its employees’) experience in disposing of similar items of merchandise in particular pawnshops. The Company does not use a standard or mandated percentage of estimated disposition value in determining the loan amount. Instead, its employees may set the percentage for a particular item and determine whether the item’s disposition, if it is forfeited to the pawnshop, would yield a profit margin consistent with the Company’s historical experience with similar items. The Company holds the pledged property through the term of the loan, which generally is one month with an automatic thirty to sixty-day redemption period (see “Regulation” for exceptions in certain states), unless earlier repaid, renewed or extended. A majority of the Company’s pawn loans are either paid in full with accrued finance and service charges or are renewed or extended by the customer’s payment of accrued finance and service charges. If a customer does not repay, renew or extend his loan, the unredeemed collateral is forfeited to the Company and becomes merchandise available for disposition through the Company’s pawnshops, wholesale sources, internet sales or through a major gold bullion bank. The Company does not record pawn loan losses or charge-offs because the amount advanced becomes the carrying cost of the forfeited collateral that is to be recovered through the merchandise disposition function described below.
     The recovery of the amount advanced and the realization of a profit on the disposition of merchandise depends on the Company’s initial assessment of the property’s estimated disposition value when the pawn loan is made. While the Company has historically realized profits when disposing of merchandise, the improper assessment of the disposition value could result in the disposition of the merchandise for an amount less than the loan amount. For 2006, 2005 and 2004, the Company experienced profit margins on disposition of merchandise of 38.9%, 39.0% and 38.5%, respectively. Changes in gold prices generally will also increase or decrease the disposition value of jewelry items acquired in pawn transactions and could enhance or adversely affect the Company’s profit or recovery of the carrying cost of the acquired collateral.
     At December 31, 2006, the Company had approximately 1.2 million outstanding pawn loans totaling $127.4 million, with an average balance of approximately $107 per loan.

     Presented below is information with respect to pawn loans made, acquired, and forfeited for the pawn lending operations for the years ended December 31, 2006, 2005 and 2004 ($ in thousands):

	2006	2005	2004
Loans made, including loans renewed	$474,046	$438,955	$336,021
Loans acquired	4,365	3,631	26,781
Loans repaid	(210,177)	(202,015)	(157,624)
Loans renewed	(78,942)	(77,878)	(46,008)
Loans forfeited for disposition	(177,188)	(156,766)	(130,971)

Net increase in pawn loans outstanding	$12,104	$5,927	$28,199

     Merchandise Disposition Activities. The Company sells merchandise that has been forfeited to the Company when a pawn loan is not repaid. It sells merchandise principally at its pawnshops, but also disposes of some items through wholesale sources, over the internet, or, in the case of some gold jewelry, through a major gold bullion bank. The Company also sells in its pawnshops used goods purchased from the general public and some new merchandise, principally accessory merchandise that complements and enhances the marketability of items such as tools, consumer electronics and jewelry. For the year ended December 31, 2006, $219.3 million of merchandise was added to merchandise held for disposition, of which $177.2 million was from loans not repaid, $39.2 million was purchased from customers and vendors, and $2.9 million was added through acquisitions of pawnshops. Proceeds from disposition of merchandise contributed 48.4% of the Company’s total revenue in 2006, 50.7% in 2005 and 53.3% in 2004.
     While the Company offers refunds and exchanges for certain merchandise items, it generally does not provide its customers with warranties on used merchandise. Customers may purchase merchandise on a layaway plan under which the customer makes an initial cash deposit representing a small portion of the disposition price and pays the balance in regularly scheduled, non-interest bearing payments. The Company segregates the layaway item and holds it until the customer has paid the full disposition price. If the customer fails to make a required payment, the item is placed with the other merchandise held for disposition. At December 31, 2006, the Company held approximately $7.5 million in customer layaway deposits.
     The Company provides an allowance for valuation and shrinkage of its merchandise. The amount of this allowance is based on management’s evaluation of factors such as historical shrinkage and the quantity and age of merchandise on hand. At December 31, 2006, total pawn operations merchandise on hand was $87.1 million, after deducting an allowance for valuation and shrinkage of merchandise of $1.9 million.
Cash Advance Activities
     The Company’s cash advance products are generally offered as single payment cash advance loans. These loans generally have a loan term of 7 to 45 days and are generally payable on the customer’s next payday. The Company originates cash advances in some of its locations and arranges for customers to obtain cash advances from independent non-bank third-party lenders in others. In addition, with the acquisition of CashNetUSA, the Company offers cash advances over the internet.
     In a cash advance transaction, a customer executes a promissory note or other repayment agreement typically supported by that customer’s personal check or authorization to debit the customer’s checking account via an Automated Clearing House (“ACH”) transaction. Customers may repay the amount due from the cash advance either with cash, by allowing their check to be presented for collection, or by allowing their checking account to be debited via an ACH transaction. Collection activities are an important aspect of the cash advance product offering due to the high incidence of unpaid balances beyond stated terms. The Company operates centralized collection centers to coordinate a consistent approach to customer service and collections.

     The Company offers cash advances in which it lends its own funds and cash advances originated by independent non-bank third-party lenders under a program introduced on July 1, 2005 under which the Company acts as a credit services organization on behalf of consumers in accordance with applicable state laws (the “CSO program”). Credit services that the Company provides to its customers under the CSO program include arranging loans with independent third-party lenders, assisting in the preparation of loan applications and loan documents, and accepting loan payments at the location where the loans were arranged. If a customer obtains a loan through the CSO program, the Company also, as part of the credit services it provides to the customer, guarantees, on behalf of the customer, the customer’s payment obligations to the third-party lender under the loan. A customer who obtains a loan through the CSO program pays the Company a fee for the credit services, including the guaranty, and enters into a contract with the Company governing the credit services arrangement. Losses on cash advances acquired by the Company as a result of its guaranty obligations are the responsibility of the Company.
     The Company offers short-term unsecured cash advances in most of its pawnshops, in standalone Cash America Payday Advance and Cashland locations, and, since its acquisition of CashNetUSA in September 2006, over the internet. As of December 31, 2006, a cash advance product was available in 425 pawnshop locations and 295 stand-alone cash advance locations, and CashNetUSA had cash advances outstanding in 29 states. Cash advance products offered under the CSO program were available at 314 locations and through the CashNetUSA website. Although cash advance transactions may take the form of loans or deferred check deposit transactions, this report refers to cash advances originated both by the Company and by third-party lenders under the CSO program as “cash advances” for convenience. Cash advance fees earned by the Company contributed approximately 28.1% of the Company’s total revenue in 2006, 23.9% in 2005 and 21.1% in 2004.
     The Company initiated the CSO program in Texas, Michigan and Florida in response to revisions made by the Federal Deposit Insurance Corporation (“FDIC”) to its guidelines under which financial institutions under the FDIC’s supervision could offer cash advance programs that significantly limited the ability of the third party banks to offer cash advance products. During the initial period of the CSO program, the Company offered bank-originated cash advance products (the “Bank products”) and the CSO program. The Company elected to discontinue offering Bank products to its Michigan consumers in July 2005 and to its Texas, Florida and North Carolina customers in January 2006. The Company discontinued the CSO program in Michigan in February 2007 and now offers only cash advances underwritten by the Company to customers in that state.
     During the third quarter of 2005, the Company ceased offering single payment cash advances originated by third-party banks in California and began offering Company-originated cash advances under applicable state law. As an additional service alternative to its customers, during the fourth quarter of 2005 the Company introduced third-party commercial bank originated multi-payment installment cash advances in California and Georgia. The Company discontinued offering single and multi-payment Bank products in Georgia during the second quarter of 2006 and discontinued offering the multi-payment Bank product in California during July 2006 due principally to its third-party commercial banks’ response to concerns that the FDIC raised to FDIC-supervised banks in late February 2006 regarding the FDIC’s perception of risks associated with FDIC supervised banks’ origination of certain cash advance products with the assistance of third-party marketers and servicers. Since discontinuing offering the Bank products in California, the Company has been serving cash advance consumers in California by continuing to offer a Company-originated cash advance product pursuant to state law.
     If the Company collects a delinquent amount that exceeds the amount it has acquired as a result of its guaranty to third-party lenders, the Company is entitled to the excess and recognizes it in income when collected. Since the Company may not succeed in collecting all of its delinquent accounts, it records an accrual for amounts estimated to be adequate to absorb credit losses from cash advances in the aggregate cash advance portfolio, including those it expects to acquire as a result of its guaranty obligations. As of December 31, 2006, $124.2 million of combined gross cash advances was outstanding, including $24.7 million owned by the third-party lenders that is not included in the Company’s consolidated balance sheet.

An allowance for losses of $19.5 million has been provided in the consolidated financial statements. The Company also provided accrued losses for third-party owned portfolios of $1.2 million at December 31, 2006, which is included in “Accounts payable and accrued expenses” in the accompanying consolidated balance sheet. See Item 8. Financial Statements and Supplementary Data, Note 4 of “Notes to Consolidated Financial Statements.”
     Presented below is information with respect to the cash advance product for the years ended December 31, 2006, 2005 and 2004:

	2006	2005	2004
Locations offering cash advances at end of year	720	727	678
On behalf of the Company	406	352	312
On behalf of the third-party lenders	314	340	366
On behalf of both the Company and the third-party lenders	—	35	—
Amount of cash advances written (in thousands)	$1,177,763	$930,335	$647,746
On behalf of the Company	$817,186	$573,916	$408,872
On behalf of the third-party lenders	$360,577	$356,419	$238,874
Amount of cash advances assigned by the third-party lenders (in thousands)	$33,760	$67,555	$45,895
Average cash advance amount written	$387	$359	$336
Check Cashing and Other Services
     The Company provides check cashing and other financial services through its Mr. Payroll and Cashland subsidiaries and through many of its pawnshop locations. Other financial services include stored value cards, money orders, money transfers and auto insurance, among others. As of December 31, 2006, Mr. Payroll’s operations consisted of 131 franchised and 5 company-owned check cashing centers in 18 states. Each Mr. Payroll franchisee pays royalties to Mr. Payroll based on the gross revenues of check cashing services provided within the franchisee’s facility. Cashland provides check cashing in all 204 of its cash advance locations. Aggregate check cashing fees, royalties and other income were 1.9% of the Company’s total revenue in 2006 and 2005 and 2.0% in 2004.
Financial Information on Segments and Areas
     Additional financial information regarding the Company’s revenues and assets by each of its three operating segments is provided in Note 18 of “Notes to Consolidated Financial Statements.”
Operations
     Unit Management. Each physical lending location has a unit manager who is responsible for supervising its personnel and assuring that it is managed in accordance with Company guidelines, policies and procedures. Each unit manager reports to a Market Manager, who typically oversees approximately ten unit managers. As of December 31, 2006, the Company’s pawn lending operating division was managed by an Executive Vice President. This operating division consists of five geographic operating regions, each of which is managed by a Region Vice President. Each Market Manager reports to a Region Vice President.
     The cash advance operating division has a similar geographic operating structure. Cashland locations are managed under the supervision of Cashland’s Senior Vice President – Chief Operating Officer, and the Cash America Payday Advance locations are managed under the supervision of Vice President of Cash America Payday Advance, each of whom report to an Executive Vice President of the Company. Each Cash America Payday Advance Market Manager reports to the Vice President of Cash America Payday Advance. Cashland’s two Operations Directors oversee Cashland’s geographic operating regions and report to its Senior Vice President – Chief Operating Officer. Each Cashland Market Manager reports to one of the two Cashland Operations Directors.

     CashNetUSA, unlike the physical lending locations, is managed by its President, who is also an Executive Vice President of the Company. Management personnel responsible for different areas of CashNetUSA’s operations report to its President, who reports directly to the Company’s Chief Executive Officer.
     Trade Names. The Company operates its locations under the trade names “Cash America,” “Payday Advance,” “Cashland,” “Mr. Payroll,” “SuperPawn,” and “CashNetUSA.” The Company’s marks “Cash America,” “Cashland,” “SuperPawn,” “Cash When It Counts,” and “Mr. Payroll” are registered with the United States Patent and Trademark Office.
     Personnel. At December 31, 2006, the Company employed 5,152 persons in its operations. Of these employees 423 were in executive and administrative functions.
     Training. The Company provides extensive training to its store employees through training programs that combine classroom instruction, video and online presentations, and on-the-job training tailored to the needs of coworkers of both the pawn and cash advance lending locations. A new employee is introduced to the business through an orientation program and through training programs that include job-appropriate topics such as pawn lending, cash advances, layaways, merchandising, collections, anti-money laundering, compliance, and general administration of unit operations. The experienced store employee receives additional training and an introduction to the fundamentals of management to acquire the skills necessary to move into management positions within the organization. Manager training involves a program that includes additional management principles and more extensive training in topics such as income maximization, recruitment, merchandise control, and cost efficiency.
Future Expansion
     The Company has expanded both by acquiring existing pawnshops and cash advance locations (collectively referred to as “lending locations”) from others and by establishing new start-up locations. The Company intends to continue to increase the number of lending locations in this manner. Its business strategy is to continue expanding its lending business within its existing geographic markets and into other markets that meet its risk/reward considerations. Management believes that such expansion will continue to provide economies of scale in supervision, purchasing, administration and marketing by decreasing the overall average cost of such functions per unit owned. By concentrating multiple lending units in regional and local markets, the Company seeks to expand market penetration, enhance name recognition and reinforce marketing programs.
     With the acquisition of CashNetUSA in September 2006, the Company is also actively exploring strategies to increase and enhance its online presence, with the goal of becoming the premier online cash advance provider. The Company also intends to continue evaluating and offering new products and services that complement its specialty financial services both at its physical lending locations and online in order to meet the growing financial services needs of its customers.
     When considering acquiring an existing lending location, the Company evaluates the annual volume of loan transactions at that location, the carrying cost of merchandise, outstanding loan balances and lease terms of the facility or, if it is to be purchased, the facility’s fair market value. When considering the startup of a new lending location, the Company evaluates the location of the prospective location, whether conditions in the surrounding community indicate a sufficient level of potential customers, and whether a suitable facility is available on acceptable terms.
     A new pawnshop can be ready for business within four to six weeks and a new cash advance location can be ready within two to four weeks after the Company has leased or acquired a suitable location and obtained a license. The finish-out of a new location includes the completion of counters, installation of vaults and a security system and the transfer of merchandise from other locations (for pawnshop locations). The approximate start-up costs, which consist of the investment in property and equipment, for recently established pawnshops have ranged from $385,000 to $410,000, with an average estimated cost per location of approximately $400,000 in 2006. This amount does not include merchandise transferred from other locations, funds to advance on pawn loans and cash advances or operating expenses. The start-up costs for recently established cash advance locations have ranged from $75,000 to $150,000, with an average estimated cost per location of approximately $100,000 in 2006. This amount does not include funds to advance on cash advances or operating expenses.
     The Company’s expansion program is subject to numerous unpredictable factors, such as the availability of attractive acquisition candidates or sites on suitable terms, market conditions in the pawn or cash advance business, general economic conditions and other factors described in this report in Item 1A – “Risk Factors.” Among the primary factors that could affect the Company’s future planned expansion are:
•	Statutory Requirements. The Company’s ability to add start-up pawnshop locations in Texas counties having a population of more than 250,000 is limited by a law that restricts the establishment of new pawnshops within a certain distance of existing pawnshops. In addition, the current statutory and regulatory environment of some states renders expansion into those states impractical. See “Business – Regulation.”
•	Availability of Real Estate. The Company’s ability to add start-up locations is subject to locating satisfactory real estate sites on terms and conditions acceptable to the Company. Factors that could limit the availability of acceptable real estate sites could include changes in general economic conditions, increases in real estate values or market rents, increases in competition for suitable real estate, changing demographics in surrounding areas, restrictive zoning or sign ordinances, limited visibility or accessibility to public streets, and excessive finish-out costs, among other factors.
•	Competition. Several competing pawnshop and cash advance companies are also pursuing expansion and acquisition programs. A number of smaller companies and private equity firms have also entered the market, particularly for cash advance businesses. While the Company believes that it is the largest pawnshop operator in the United States, and one of the largest cash advance operators, there can be no assurance that it will be more successful than its competitors in pursuing acquisition opportunities and securing attractive start-up locations. Increased competition could also increase prices for attractive acquisition candidates, and could also adversely affect the performance of potential acquisition targets.
•	Availability of Qualified Unit Management Personnel. The Company’s ability to expand may also be limited by the availability of qualified unit management personnel. While the Company seeks to train its existing personnel to enable those capable to assume management positions, there can be no assurance that sufficient qualified personnel will be available to satisfy the Company’s needs with respect to its planned expansion.
•	Capital Requirements. In some states, the Company is required by law to maintain a minimum amount of certain unencumbered net assets (currently $150,000 in Texas) for each pawnshop location. The Company’s expansion plans will therefore be limited in these states to the extent the Company is able to maintain these required levels of unencumbered net assets. At present, these requirements do not limit the Company’s growth opportunities.
Competition
     While pawnbroking is a time-honored industry, the pawnshop industry in the United States remains very fragmented, with approximately 10,000 to 15,000 stores nationwide. Most pawnshops are owned by independent operators. The three largest publicly traded pawnshop companies operate approximately 850 total pawnshops in the United States. Management continues to believe that the Company can achieve economies of scale and increased operating efficiencies by increasing the number of stores under operation and utilizing modern point-of-sale systems and proven operating methods.

     While the less fragmented cash advance industry has grown at a rapid rate in the past several years, its growth has begun to moderate and the Company has begun to observe some consolidation. Nonetheless, competition for customers and for desirable locations remains strong. According to the investment banking firm Stephens, Inc., the overall annual growth rate for the cash advance industry is 8% to 12% per year. Despite the concentration of major competitors in the cash advance industry, management believes that significant opportunities for growth remain in this business.
Regulation
     The Company’s operations are subject to extensive regulation, supervision and licensing under various federal, state and local statutes, ordinances and regulations. (For a geographic breakdown of operating locations, see “Properties”.)
Pawnshop regulations
     Although pawnshop regulations vary from state to state to a considerable degree, the regulations summarized below are representative of the regulatory frameworks affecting the Company in the states in which its pawnshops are located. The following states are those in which the Company operates the preponderance of its pawnshops.
     Texas. The Texas Pawnshop Act provides the Office of Consumer Credit Commissioner with primary responsibility for the regulation of pawnshops and enforcement of laws relating to pawnshops in Texas. The Company is required to furnish the Texas Consumer Credit Commissioner with copies of information, documents and reports that it is required to file with the Securities and Exchange Commission.
     The Texas Pawnshop Act establishes the maximum allowable service charge rates based on the amount financed per pawn loan. It does this by prescribing the maximum allowable rates of pawn service charges that pawnbrokers in Texas may charge for the lending of money within each of four stratified range of loan amounts. The maximum allowable rates for the various stratified loan amounts for the years ended June 30, 2007, 2006 and 2005, are as follows:

Year Ending June 30, 2007				Year Ended June 30, 2006				Year Ended June 30, 2005
			Maximum				Maximum				Maximum
Amount			Allowable	Amount			Allowable	Amount			Allowable
Financed Per			Annual	Financed Per			Annual	Financed Per			Annual
Pawn Loan			Percentage Rate	Pawn Loan			Percentage Rate	Pawn Loan			Percentage Rate
$ 1	to	$168	240%	$1	to	$162	240%	$1	to	$156	240%
169	to	1,120	180	163	to	1,080	180	157	to	1,040	180
1,121	to	1,680	30	1,081	to	1,620	30	1,041	to	1,560	30
1,681	to	14,000	12	1,621	to	13,500	12	1,561	to	13,000	12
     The Office of Consumer Credit Commissioner annually reviews and resets the ceiling amounts for stratification of the loan amounts, including the maximum pawn loan amount, each July 1 in relation to the Consumer Price index. Currently, a Texas pawn loan may not exceed $14,000. The maximum allowable service charge rates were established when the Texas Pawnshop Act was enacted in 1971 and have not been changed since. In addition to establishing maximum allowable service charge rates and loan ceilings, the Texas Pawnshop Act also governs the licensing of pawnshops and pawnshop employees. To be eligible for a pawnshop license in Texas, an applicant must (i) be of good moral character; (ii) have net assets of at least $150,000 readily available for use in conducting the business of each licensed pawnshop; (iii) show that the pawnshop will be operated lawfully and fairly in accordance with the Texas Pawnshop Act; (iv) show that the applicant has the financial responsibility, experience, character, and general fitness to command the confidence of the public in its operations; and (v) in the case of a business entity, the good moral character requirement shall apply to each officer, director and holder of 5% or more of the entity’s outstanding shares.

     During the license application process, any existing pawnshop licensee who would be affected by the granting of the proposed application may request a public hearing at which to appear and present evidence for or against the application. For new license applications in a county with a population of 250,000 or more, the proposed facility must not be located within two miles of an existing licensed pawnshop.
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
     Florida. The Florida Pawnbroking Act, adopted in 1996, provides for the licensing and bonding of pawnbrokers in Florida and for the Department of Agriculture and Consumer Services’ Division of Consumer Services to investigate the general fitness of applicants and generally to regulate pawnshops in the state. The statute limits the pawn service charge that a pawnbroker may collect to a maximum of 25% of the amount advanced in the pawn for each 30-day period of the transaction. The law also requires pawnbrokers to maintain detailed records of all transactions and to deliver such records to the appropriate local law enforcement officials. Among other things, the statute prohibits pawnbrokers from falsifying or failing to make entries on pawn transaction forms, refusing to allow appropriate law enforcement officials to inspect their records, failing to maintain records of pawn transactions for at least two years, making any agreement requiring the personal liability of a pledgor, failing to return pledged goods upon payment in full of the amount due (unless the pledged goods had been taken into custody by a court or law enforcement officer or otherwise lost or damaged), or engaging in title loan transactions at licensed pawnshop locations. It also prohibits pawnbrokers from entering into pawn transactions with a person who is under the influence of alcohol or controlled substances, a person who is under the age of 18, or a person using a name other than his own name or the registered name of his business.
     Nevada. The Nevada statute governing pawnbrokers establishes a maximum allowable interest rate of 10% per month for pawn transactions and allows an initial charge of $5 in addition to interest. All pledged property must be held for redemption for at least 120 days before it can be offered for sale to the public. The statute also (i) requires that certain bookkeeping records be maintained; (ii) requires that pawn transaction information be reported to local law enforcement agencies, and (iii) establishes a procedure for law enforcement officials to place a hold on property alleged to be related to criminal activity. The Nevada law also prohibits pawnbrokers from making false entries in their books or records, making false reports to law enforcement agencies, removing pledged property from their business premises unless specifically authorized under the statute, and receiving pledged property from certain persons, including a person who is under age 18 or intoxicated.

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
     Georgia. Georgia law requires pawnbrokers to maintain detailed permanent records concerning pawn transactions and to keep them available for inspection by duly authorized law enforcement authorities. The Georgia statute prohibits pawnbrokers from failing to make entries of material matters in their permanent records; making false entries in their records; falsifying, obliterating, destroying, or removing permanent records from their places of business; refusing to allow duly authorized law enforcement officers to inspect their records; failing to maintain records of each pawn transaction for at least four years; accepting a pledge or purchase from a person under the age of 18 or who the pawnbroker knows is not the true owner of the property; making any agreement requiring the personal liability of the pledgor or seller or waiving any of the provisions of the Georgia statute; or failing to return or replace pledged goods upon payment of the full amount due (unless pledged goods have been taken into custody by a court or a law enforcement officer). If pledged goods are lost or damaged while in the possession of the pawnbroker, the pawnbroker must replace the lost or damaged goods with like kinds of merchandise. Under Georgia law, total interest and service charges may not, during each 30-day period of the loan, exceed 25% of the principal amount advanced in the pawn transaction (except that after ninety days from the original date of the loan, the maximum rate declines to 12.5% for each subsequent 30-day period). The statute provides that municipal authorities may license pawnbrokers, define their powers and privileges by ordinance, impose taxes upon them, revoke their licenses, and exercise such general supervision as will ensure fair dealing between the pawnbroker and its customers.
     Although pawnshop regulations vary from state to state to a considerable degree, the regulations summarized above are representative of the regulatory frameworks affecting the Company in the various states in which its operating units are located.
Cash Advance Regulations
     The Company offers cash advance products in most of its pawnshops, in all of its cash advance locations and over the internet. Each state in which the Company originates cash advance products, including cash advances made online, has specific laws dealing with the conduct of this business. The same regulations generally apply to cash advances made both in physical lending locations and online. These laws and regulations typically restrict the amount of finance and service charges that may be assessed and limit the customer’s ability to renew or extend these cash advances. In many instances, the regulations also limit the aggregate amount that a provider may advance (and, in some cases, the number of cash advances the provider may make) to any one customer at one time. Providers typically must obtain a separate license from the state licensing authority in order to offer this product. Some states, such as Alabama, Indiana, Illinois, Michigan, New Mexico, Oklahoma, and North Dakota, require cash advance lenders to report their customers’ cash advance activities to a state-wide database, and such lenders are generally restricted from making cash advance loans to customers who may have a certain amount of cash advances outstanding with other lenders. Also, the federal government and many states have codified military best practices that require cash advance lenders to provide certain rights to borrowers in the military, some of which include, among other things, rate restrictions, not conducting collection activities when the military customer is deployed to combat, not garnishing military wages, not contacting a service member’s chain of command in an effort to collect a cash advance, and honoring a base commander’s directives regarding the ability of service members under his/her command to patronize certain cash advance locations. The Company must also comply with the various disclosure requirements under the Federal Truth in Lending Act (and Federal Reserve Regulation Z under that Act) in connection with the cash advance transactions. The cash advance business is also subject to various laws, rules and guidelines relating to the procedures and disclosures needed for debiting a debtor’s checking account for amounts due via an ACH transaction. Additionally the Company must comply with the Federal Fair Debt Collection Practices Act and similar state collection practices laws with respect to its collection activities related to cash advances. Furthermore, with respect to online cash advances, the Company is subject to various state and federal e-signature rules mandating that certain disclosures be made and certain steps be followed in order to obtain and authenticate e-signatures.
     As of December 31, 2006 the Company made available cash advance products offered by third-party lenders in 314 of its 720 locations. Further, certain states require that the Company must have a license under state law in order to perform the administrative services that it performs for the third party lenders.
     Because the regulatory environment related to cash advances has come under increased scrutiny by regulators and legislators, the Company expects that legislation currently pending or that could later be introduced in some state legislatures could, if enacted, further limit or eliminate the availability of the cash advance product in some states, despite the significant demand for it. While the Company, along with other leaders of the cash advance industry, opposes such overly restrictive regulation and legislation, it is possible that some combination of federal and state regulation and legislation could be enacted that could restrict or eliminate the availability of cash advance products at some or all of the Company’s locations.
     In order to continue to meet the demand of consumers for cash advance products and in response to the above-described FDIC regulatory actions that led the Company to discontinue offering the Bank products, the Company began offering the CSO program in Texas, Michigan and Florida in July 2005. The Company discontinued the CSO program in Michigan in February 2007 and now offers only cash advances underwritten by the Company to customers in that state.
     The Texas Credit Services Organization law governs the CSO program in Texas. Pursuant to this law, an affiliate of the Company, on a location by location basis, must register as a Credit Services Organization with the Texas Secretary of State, pay a registration fee and post a $10,000 surety bond. The Credit Services Organization may, for a fee, help a consumer obtain an extension of credit from an independent third-party lender. The Credit Services Organization must provide the consumer with a disclosure statement and a credit services agreement that describe in detail, among other things, the services the Credit Services Organization will provide to the consumer, the fees the consumer will be charged by the Credit Services Organization for these services, the details of the surety bond and the availability of the surety bond if the consumer believes the Credit Services Organization has violated the law, the consumer’s right to review his or her file, the procedures a consumer may follow to dispute information contained in his or her file, and the availability of non-profit credit counseling services. Additionally, the Credit Services Organization must give a consumer the right to cancel the credit services agreement without penalty within 3 days after the agreement is signed. The Company’s CSO program in Florida is substantially similar to the Company’s CSO program in Texas and the credit services organization law in Florida is generally similar to the credit services organization law in Texas.

Check Cashing Regulations
     The Company offers check cashing services at many of its pawnshops and cash advance locations. Some states require check cashing companies to meet minimum bonding or capital requirements and to comply with record-keeping requirements. Some states require check cashers to be licensed and the Company maintains licenses in each state that requires check cashing licenses. Additionally, some states have adopted ceilings on check cashing fees, those ceilings are in excess of or equal to the fees charged by the Company. Depending upon the severity of a violation, failure to observe a state’s legal requirements for check cashing companies could result, among other things, in a loss of the check cashing license in that state, the imposition of fines, and other civil and/or criminal penalties. In addition to state regulations applicable to check cashing companies, the Company’s check cashing activities also must comply with applicable federal regulations. The principal federal regulations governing check cashing operations include the Bank Secrecy Act, the USA PATRIOT Act and the Gramm-Leach-Bliley Act, each of which are described in Other Regulatory Matters below.
Other Regulatory Matters
     Each pawnshop that sells firearms must comply with the Brady Handgun Violence Prevention Act (the “Brady Act”). The Brady Act requires that federally licensed firearms dealers conduct a background check in connection with any disposition of handguns. In addition, the Company must comply with the regulations of the U.S. Department of Justice–Bureau of Alcohol, Tobacco and Firearms that require each pawnshop dealing in guns to maintain a permanent written record of all receipts and dispositions of firearms.
     Under the federal Gramm-Leach-Bliley Act and its underlying regulations as well as under various state laws and regulations relating to privacy and data security, the Company must disclose to its customers its privacy policy and practices, including those relating to the sharing of customers’ nonpublic personal information with third parties. This disclosure must be made to customers when the customer relationship is established and, in some cases, at least annually thereafter. These regulations also require the Company to ensure that its systems are designed to protect the confidentiality of customers’ nonpublic personal information and many of these regulations dictate certain actions the Company must take to notify consumers if their personal information is disclosed in an unauthorized manner.
     The federal Equal Credit Opportunity Act (“ECOA”) prohibits discrimination against any credit applicant on the basis of any protected category, such as race, color, religion, national origin, sex, marital status, or age, and requires the Company to notify credit applicants of any action taken on the individual’s credit application. The Company must provide a loan applicant a Notice of Adverse Action (“NOAA”) when the Company denies an application for credit. The NOAA must inform the applicant of: the action taken regarding the credit application; a statement of the ECOA’s prohibition on discrimination; the name and address of both the creditor and the federal agency that monitors compliance with the ECOA; and the applicant’s right to learn the specific reasons for the denial of credit and the contact information for the parties the applicant can contact to obtain those reasons. The Company provides NOAA letters and maintains records of all such letters as required by the ECOA and its implementing regulations.
     Under the USA PATRIOT Act enacted in 2001, the Company must maintain an anti-money laundering compliance program covering certain of its business activities. The program must include: (1) the development of internal policies, procedures, and controls; (2) designation of a compliance officer; (3) an ongoing employee training program; and (4) an independent audit function to test the program. The United States Department of the Treasury is expected to issue regulations clarifying the requirements for anti-money laundering compliance programs for the pawnbroking and cash advance industries, but as of February 1, 2007 these regulations had not yet been issued.
     Under the Bank Secrecy Act and regulations of the U.S. Department of the Treasury, the Company must report transactions occurring in a single day involving currency in an amount greater than $10,000, and also must retain records for five years for purchases of monetary instruments for cash in amounts from $3,000 to $10,000. In addition, multiple currency transactions must be treated as single transactions if the financial institution has knowledge that the transactions are by, or on behalf of, any person or entity and result in either cash in or cash out totaling more than $10,000 during any one day. In addition, federal regulations require the Company to report suspicious transactions involving at least $2,000 in a single day to the Financial Crimes Enforcement Network of the Treasury Department (“FinCen”). The regulations generally describe three classes of reportable suspicious transactions—one or more related transactions that the business knows, suspects, or has reason to suspect (1) involve funds derived from illegal activity or are intended to hide or disguise such funds, (2) are designed to evade the requirements of the Bank Secrecy Act, or (3) appear to serve no legitimate business or lawful purpose. Management believes that the Company’s point-of-sale system, transaction monitoring systems and employee-training programs permit it to effectively comply with the foregoing requirements.
     The Company is registered as a money services business with the U.S. Treasury Department and must re-register with FinCEN by December 31, 2007, and at least every two years thereafter. The Company must also maintain a list of names and addresses of, and other information about, the Company’s stores and must make that list available to any requesting law enforcement agency. The store list must be updated at least annually.
     During 2006, the United States Congress enacted legislation that caps the annual percentage rate charged on loans made to active military personnel at 36%; this legislation becomes effective in October 2007. As of the date of this report, the 36% annual percentage rate cap applies to most loan products, including cash advances and pawn loans. The Company does not have any loan products bearing an interest rate of 36% per annum or less, nor does the Company intend to develop any such product, as the Company believes the losses and servicing costs associated with lending to the Company’s traditional customer base would exceed the revenue produced at that rate. The Company does not expect this new legislation to have a material adverse effect on the Company’s financial condition or results of operations.
     In addition to the federal and state statutes and regulations described above, many of the Company’s operating units are subject to municipal ordinances that may require, for example, local licenses or permits and specified recordkeeping procedures, among other things. Most of the Company’s pawnshops voluntarily, or pursuant to applicable laws, provide to a law enforcement department having jurisdiction daily information on all transactions involving pawn loans and over-the-counter purchases. These information reports are designed to provide the local law enforcement with a detailed description of the goods involved, including serial numbers (if any) and the name and address of the owner obtained from a valid identification card. This information is provided to local law enforcement agencies for processing to determine conflicting claims of rightful ownership. The Company also voluntarily participates with other pawn lenders to provide similar information to a national database available to law enforcement in multiple jurisdictions. Goods held to secure pawn loans or goods purchased that are determined to belong to an owner other than the borrower or seller are subject to recovery by the rightful owner. However, the Company historically has not experienced a material number of claims of this nature, and the claims experienced have not had a material adverse effect on the Company’s results of operations.
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

Executive Officers of the Registrant
     The Company elects its executive officers annually. The following sets forth, as of February 26, 2007, information about the executive officers. There is no family relationship between any of the executive officers.

Name	Age	Position
Daniel R. Feehan	56	Chief Executive Officer and President
Thomas A. Bessant, Jr.	48	Executive Vice President – Chief Financial Officer
Robert D. Brockman	52	Executive Vice President – Administration
Jerry D. Finn	60	Executive Vice President – Pawn Operations
Michael D. Gaston	62	Executive Vice President – Business Development
Albert Goldstein	26	Executive Vice President – Internet Lending
J. Curtis Linscott	41	Executive Vice President – General Counsel and Secretary
James H. Kauffman	62	Executive Vice President – Financial Services
Jerry A. Wackerhagen	51	Executive Vice President – Chief Information Officer
     Daniel R. Feehan has been Chief Executive Officer and President since February 2000. He served as the Company’s President and Chief Operating Officer from January 1990 until February 2000, except that he served as Chairman and Co-Chief Executive Officer of Mr. Payroll Corporation from February 1998 to February 1999 before returning to the position of President and Chief Operating Officer of the Company.
     Thomas A. Bessant, Jr. has been the Company’s Executive Vice President – Chief Financial Officer since July 1998. He joined the Company in May 1993 as Vice President – Finance and Treasurer and was elected Senior Vice President – Chief Financial Officer in July 1997. Prior to joining the Company, Mr. Bessant was a Senior Manager in the Corporate Finance Consulting Services Group of Arthur Andersen & Co., S.C. in Dallas, Texas from June 1989 to April 1993. Prior to that, Mr. Bessant was a Vice President in the Corporate Banking Division of NCNB Texas, N.A., and its predecessor banking corporations, beginning in 1981.
     Robert D. Brockman joined the Company in July 1995 as Executive Vice President – Administration. Prior to that, he served as Vice President – Human Resources of THORN Americas, Inc., the then-operator of the Rent-A-Center chain of rent-to-own stores, from December 1986 to June 1995.
     Jerry D. Finn has been Executive Vice President – Pawn Operations since April 1998. He joined the Company in August 1994 and has served in various operations management positions since then, including Division Vice President from January 1995 to July 1997 and Division Senior Vice President from July 1997 to April 1998. Before joining the Company, he served as District Supervisor for Kelly-Moore Paint Co. from March 1981 to August 1994.
     Michael D. Gaston joined the Company in April 1997 as Executive Vice President – Business Development. Prior to joining the Company, Mr. Gaston served as President of The Gaston Corporation, a private consulting firm, from 1984 to April 1997, and Executive Vice President of Barkley & Evergreen, an advertising and consulting agency, from 1991 to April 1997.
     Albert Goldstein, CFA, joined the Company in September 2006 as Executive Vice President – Internet Lending, as part of the Company’s acquisition of CashNetUSA. Mr. Goldstein founded CashNetUSA in 2004 and was President and CEO from inception of the business until its sale to the Company. Prior to that, Mr. Goldstein was part of Deutsche Bank’s Leveraged Finance practice in New York and worked on various secured and unsecured leveraged debt transactions. Mr. Goldstein received a Bachelor of Science in Finance from the University of Illinois in 2002.
     J. Curtis. Linscott became Executive Vice President-General Counsel & Corporate Secretary in May 2006. He was appointed Vice President, General Counsel and Corporate Secretary in May 2005. Mr.

Linscott joined the Company in 1995, serving as Associate General Counsel and Vice President - Associate General Counsel. Before joining the Company, he was in private law practice with Kelly, Hart & Hallman, P.C., Fort Worth, Texas, for five years. He received his law degree from the University of Kansas School of Law in 1990.
     James H. Kauffman has been the Company’s Executive Vice President – Financial Services since September 2004. He joined the Company in July 1996 as Executive Vice President – Chief Financial Officer. He served as President – Cash America Pawn from 1997 to July 1998, and as Chief Executive Officer of Rent-A-Tire, Inc. from July 1998 until August 2002, and as Executive Vice President – International Operations from October 1999 to September 2004. Before joining the Company, Mr. Kauffman served as President of Keystone Steel & Wire Company, a wire products manufacturer, from July 1991 to June 1996.
     Jerry A. Wackerhagen joined the Company in June 2005 as Executive Vice President – Chief Information Officer. Prior to joining the Company, Mr. Wackerhagen served as Chief Executive Officer of EFT Services, Inc., a consumer financial services company based in Columbia, South Carolina from 2001 to 2005. In 2000, he was Vice President of Sales for Trade Management Company, a joint venture between International Business Machines Corporation, Fluor Corporation and the Royal Bank of Canada. From 1999 to 2000, Mr. Wackerhagen was Vice President and Chief Information Officer at AGL Resources. Prior to that, he served as a Principal at IBM Global Services from 1996 to 1999 and as the Vice President and Chief Information Officer of CMI Industries, Inc. from 1991 to 1996.
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

groups and federal and state legislators have also asserted that laws and regulations should be tightened so as to severely limit, if not eliminate, the availability of certain cash advance products to consumers, despite the significant demand for it. Legislation relating to cash advances is pending in some state legislatures. Adoption of such federal and state regulation or legislation could restrict, or even eliminate, the availability of cash advance products at some or all of the Company’s locations.
•	The failure of third-parties who provide products, services or support to the Company to maintain their products, services or support could disrupt Company operations or result in a loss of revenue. The Company’s cash advance revenues depend in part on the willingness and ability of unaffiliated third party lenders to make loans to customers and with other third parties to provide services to facilitate loan underwriting. The loss of the relationship with any of these third parties, and an inability to replace them, or the failure of these third parties to maintain quality and consistency in their programs or services could cause the Company to lose customers and substantially decrease the revenues and earnings of the Company’s cash advance business. The Company also relies on third parties to provide other services that facilitate lending over the internet. The Company makes other non-cash advance products and services provided by various third party vendors available to its customers. If a third-party provider fails to provide its product or service or to maintain its quality and consistency, the Company could lose customers and related revenue from those products or services. The Company also uses third parties to support and maintain certain of its communication systems and computerized point-of-sale and information systems. The failure of such third parties to fulfill their support and maintenance obligations could disrupt the Company’s operations.
•	Uncertainty regarding online delivery channel for cash advance product. CashNetUSA began operations in January 2004 and launched its online operations in May 2004. The Company may encounter risks and difficulties frequently experienced by early-stage companies in rapidly evolving industries, such as the online cash advance industry. Some of these risks relate to its ability to attract and retain customers on a cost-effective basis; attract and retain qualified personnel in a competitive market for such personnel; operate, support, expand and develop its operations, its website, its software, communications and other systems; manage customer service and collections for geographically dispersed borrowers; respond to technological changes; respond to regulatory changes or demands; and respond to competitive market conditions, including the development and maintenance of provider relationships to enhance new customer opportunities. If the Company is unsuccessful in addressing these risks or in executing its business strategy, its online business, financial condition or results of its online operations may suffer.
•	The success of the Company’s online business depends on the growth of the online cash advance industry. CashNetUSA’s online cash advances and related revenues will not grow as planned if consumer acceptance of the online cash advance product or the use of the Internet as a medium of commerce for consumer financial products does not continue to grow or grows more slowly than expected.
•	The Company’s online business depends on the uninterrupted operation of CashNetUSA’s facilities, systems and business functions, including its information technology and other business systems. The Company’s online business depends highly upon its employees’ ability to perform, in an efficient and uninterrupted fashion, necessary business functions, such as Internet support, call centers, and processing and making cash advances. A shut-down of or inability to access the facilities in which the Company’s online operations are based, such as a power outage, a failure of one or more of its information technology, telecommunications or other systems, or sustained or repeated disruptions of such systems could significantly impair its ability to perform such functions on a timely basis and could result in a deterioration of the Company’s ability to write and process online cash advances, provide customer service, perform collections activities, or perform other necessary business functions.
     A security breach of CashNetUSA’s computer systems could also interrupt or damage its operations or harm its reputation. In addition, the Company could be subject to liability if confidential customer information is misappropriated from its computer systems. Despite the implementation of significant security measures these systems may still be vulnerable to physical break-ins, computer viruses, programming errors, attacks by third parties or similar disruptive problems. Any compromise of security could deter people from entering into transactions that involve transmitting confidential information to the Company’s systems, which could have a material, adverse effect on the Company’s online business.
•	The Company may be unable to protect its proprietary technology or keep up with that of its competitors. The success of the Company’s online business depends to a significant degree upon the protection of its software and other proprietary intellectual property rights. The Company may be unable to deter misappropriation of its proprietary information, detect unauthorized use or take appropriate steps to enforce its intellectual property rights. In addition, competitors could, without violating the Company’s proprietary rights, develop technologies that are as good as or better than its technology. The Company’s failure to protect its software and other proprietary intellectual property rights or to develop technologies that are as good as its competitors’ could put the company at a disadvantage to its competitors. Any such failures could have a material adverse effect on the Company’s online business.
•	The Company’s growth is subject to external factors and other circumstances over which the Company has limited control or that are beyond the Company’s control. These factors and circumstances could adversely affect the Company’s ability to grow through the opening and acquisition of new operating units. The Company’s expansion strategy includes acquiring existing stores and opening new ones. The success of this strategy is subject to numerous external factors, such as the availability of attractive acquisition candidates, the availability of sites with acceptable restrictions and suitable terms, the Company’s ability to attract, train and retain qualified unit management personnel and the ability to obtain required government permits and licenses. Some of these factors are beyond the Company’s control. The failure to execute this expansion strategy would adversely affect the Company’s ability to expand its business and could materially adversely affect its business, prospects, results of operations and financial condition.
•	Increased competition from banks, savings and loans, other short-term consumer lenders, and other entities offering similar financial services, as well as retail businesses that offer products and services offered by the Company, could adversely affect the Company’s results of operations. The Company has many competitors to its core lending and merchandise disposition operations. Its principal competitors are other pawnshops, cash advance companies, online lenders, consumer finance companies and other financial institutions that serve the Company’s primary customer base. Many other financial institutions or other businesses that do not now offer products or services directed toward the Company’s traditional customer base, many of whom may be much larger than the Company, could begin doing so. Significant increases in the number and size of competitors for the Company’s business could result in a decrease in the number of cash advances or pawn loans that the Company writes, resulting in lower levels of revenues and earnings in these categories. Furthermore, the Company has many competitors to its retail operations, such as retailers of new merchandise, retailers of pre-owned merchandise, other pawnshops, thrift shops, online retailers and online auction sites. Increased competition or aggressive marketing and pricing practices by these competitors could result in decreased revenues, margins and turnover rates in the Company’s retail operations.
•	A sustained deterioration in the economy could reduce demand for the Company’s products and services and result in reduced earnings. A sustained deterioration in the economy could cause a deterioration in the performance of the Company’s pawn loan or cash advance portfolios and in consumer demand for pre-owned merchandise such as that sold in the Company’s pawnshops. An economic slowdown could result in an increase in loan defaults in our cash advance products. During such a slowdown, the Company could be required to tighten its underwriting standards, which would reduce cash advance balances, and would face more difficulty in collecting defaulted cash advances, which could lead to an increase in loan losses. While the credit risk for much of the Company’s pawn lending is mitigated by the collateralized nature of pawn lending, a sustained deterioration in the economy could reduce the demand and resale value of pre-owned merchandise and reduce the amount that the Company could effectively lend on an item of collateral. Such reductions could adversely affect pawn loan balances, pawn loan redemption rates, inventory balances, inventory mixes and gross profit margins.
•	The Company’s earnings and financial position are subject to changes in the value of gold. A significant or sudden decline in the price of gold could materially affect the Company’s earnings. A significant portion of the Company’s pawn loans are secured by gold jewelry. The Company’s pawn service charges, sales proceeds and ability to dispose of excess jewelry inventory at an acceptable margin depend on the value of gold. A significant decline in gold prices could result in decreases in merchandise sales margins, in inventory valuations, in the value of collateral securing outstanding pawn loans, and in the balance of pawn loans secured by gold jewelry.
•	Adverse real estate market fluctuations could affect the Company’s profits. The Company leases most of its locations. A significant rise in real estate prices could result in an increase in store lease costs as the Company opens new locations and renews leases for existing locations.
•	Changes in the capital markets or the Company’s financial condition could reduce available capital. The Company regularly accesses the debt capital markets to refinance existing debt obligations and to obtain capital to finance growth. Efficient access to these markets is critical to the Company’s ongoing financial success; however, the Company’s future access to the debt capital markets could become restricted due to a variety of factors, including a deterioration of the Company’s earnings, cash flows, balance sheet quality, or overall business or industry prospects, a significant deterioration in the state of the capital markets or a negative bias toward the Company’s industry by market participants.
•	Media reports and public perception of short-term consumer loans as being predatory or abusive could materially adversely affect the Company’s cash advance business. In recent years, consumer advocacy groups and some media reports have advocated governmental action to prohibit or place severe restrictions on short-term consumer loans. The consumer advocacy groups and media reports generally focus on the cost to a consumer for this type of loan, which is alleged to be higher than the interest typically charged by banks to consumers with better credit histories. Though the consumer advocacy groups and media reports do not discuss the lack of viable alternatives for our customers’ borrowing needs or the comparative cost to the customer when alternatives are not available, they do typically characterize these short-term consumer loans as predatory or abusive despite the large customer demand for these loans. If the negative characterization of these types of loans becomes increasingly accepted by consumers, demand for the cash advance products could significantly decrease, which could materially affect the Company’s results of operations and financial condition. Additionally, if the negative characterization of these types of loans is accepted by legislators and regulators, the Company could become subject to more restrictive laws and regulations that could materially adversely affect the Company’s financial condition and results of operations.
•	Other risk factors are discussed under Quantitative and Qualitative Disclosures about Market Risk.
•	Other risks that are indicated in the Company’s filings with the Securities and Exchange Commission may apply as well.
ITEM 1B. UNRESOLVED STAFF COMMENTS
     None.

ITEM 2. PROPERTIES
     As of December 31, 2006, the Company owned the real estate and buildings for eight of its pawnshop locations. The Company’s headquarters are located in a nine-story building adjacent to downtown Fort Worth, Texas. The Company purchased its headquarters building in January 1992. CashNetUSA’s cash advance operations are located in a leased building located in Chicago, Illinois under a non-cancelable operating lease. Cashland’s operations are based in a leased office facility in an office building located in Dayton, Ohio. All of the Company’s other locations are leased under non-cancelable operating leases with terms ranging from 3 to 15 years.
     The following table sets forth, as of December 31, 2006, the number of Company-owned pawn and cash advance locations by state and states in which the Company has an internet lending presence. The Company also operates five Company-owned Mr. Payroll check cashing locations in Texas.

		Cash	Internet
	Pawnshop	Advance	Lending
	Locations	Locations	Presence
Alabama	9	—	Y
Alaska	5	—	Y
Arizona	11	—	Y
California	1	37	Y
Colorado	5	—	Y
Delaware	—	—	Y
Florida	67	—	Y
Georgia	17	—	—
Hawaii	—	—	Y
Idaho	—	—	Y
Illinois	12	7	Y
Indiana	13	32	—
Kansas	—	—	Y
Kentucky	10	16	—
Louisiana	20	—	Y
Michigan	—	12	—
Minnesota	—	—	Y
Missouri	16	—	Y
Montana	—	—	Y
Nevada	25	—	Y
New Mexico	—	—	Y
North Carolina	10	—	—
North Dakota	—	—	Y
Ohio	6	137	Y
Oklahoma	15	—	Y
Oregon	—	—	Y
Pennsylvania	—	—	Y
Rhode Island	—	—	Y
South Carolina	6	—	—
South Dakota	—	—	Y
Tennessee	21	—	—
Texas	194	54	Y
Utah	7	—	Y
Washington	5	—	Y
Wisconsin	—	—	Y
Wyoming	—	—	Y

Total	475	295	—

Total states	21	7	29

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
ITEM 3. LEGAL PROCEEDINGS
     On August 6, 2004, James E. Strong filed a purported class action lawsuit in the State Court of Cobb County, Georgia against Georgia Cash America, Inc., Cash America International, Inc. (together with Georgia Cash America, Inc., “Cash America”), Daniel R. Feehan, and several unnamed officers, directors, owners and “stakeholders” of Cash America. The lawsuit alleges many different causes of action, among the most significant of which is that Cash America has been making illegal payday loans in Georgia in violation of Georgia’s usury law, the Georgia Industrial Loan Act and Georgia’s Racketeer Influenced and Corrupt Organizations Act. Community State Bank (“CSB”) for some time made loans to Georgia residents through Cash America’s Georgia operating locations. The complaint in this lawsuit claims that CSB is not the true lender with respect to the loans made to Georgia borrowers and that its involvement in the process is “a mere subterfuge.” Based on this claim, the suit alleges that Cash America is the “de facto” lender and is illegally operating in Georgia. The complaint seeks unspecified compensatory damages, attorney’s fees, punitive damages and the trebling of any compensatory damages. The parties are currently in dispute over the scope of the discovery requests made by the plaintiffs, and Cash America has appealed a recent State Court discovery ruling on this issue. Cash America is also seeking enforcement of the arbitration provisions and has filed a Motion to Stay and Compel Arbitration with the State Court. The Company believes that the plaintiffs’ claims in this suit are without merit and is vigorously defending this lawsuit. There is also a related federal court action pending, wherein Cash America and CSB commenced a federal lawsuit in the U.S. District Court for the Northern District of Georgia seeking to compel Plaintiffs to arbitrate their claims against Cash America and CSB. The U.S. District Court dismissed the federal action for lack of subject matter jurisdiction, and Cash America and CSB have appealed the dismissal of their complaint to the U.S Court of Appeals for the 11th Circuit. Oral arguments on this appeal took place in November 2006 and Cash America is awaiting the appellate court’s decision. The Strong litigation is still at a very early stage, and neither the likelihood of an unfavorable outcome nor the ultimate liability, if any, with respect to this litigation can be determined at this time.
     The Company is a defendant in lawsuits encountered in the ordinary course of its business. Certain of these matters are covered to an extent by insurance. In the opinion of management, the resolution of these matters will not have a material adverse effect on the Company’s financial position, results of operations or liquidity.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     There were no matters submitted to the Company’s security holders during the fourth quarter ended December 31, 2006.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
(a) Market for Registrant’s Common Equity
     The New York Stock Exchange is the principal exchange on which Cash America International, Inc. common stock is traded under the symbol “CSH”. There were 655 stockholders of record (not including individual participants in security listings) as of February 14, 2007. The high, low and closing sales prices of common stock as quoted on the composite tape of the New York Stock Exchange and cash dividend declared per share during 2006 and 2005 were as follows:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2006
High	$30.05	$34.87	$40.00	$47.98
Low	22.80	28.76	30.67	37.77
Close	30.02	32.00	39.08	46.90
Cash dividend declared per share	0.025	0.025	0.025	0.025

2005
High	$29.95	$23.55	$21.84	$24.55
Low	21.40	13.45	19.00	19.40
Close	21.93	20.12	20.75	23.19
Cash dividend declared per share	0.025	0.025	0.025	0.025

(c) Issuer Purchases of Equity Securities
     The following table provides the information with respect to purchases made by the Company of shares of its common stock during each of the months in 2006:

				Total Number of	Maximum Number
	Total Number		Average	Shares Purchased as	of Shares that May
	of Shares		Price Paid	Part of Publicly	Yet Be Purchased
Period	Purchased		Per Share	Announced Plan	Under the Plan (1)
January 1 to January 31	3,280	(2)	$23.67	—	1,321,200
February 1 to February 28	6,167	(2)	26.65	—	1,321,200
March 1 to March 31	514	(2)	29.19	—	1,321,200

Total first quarter	9,961		25.80	—

April 1 to April 30	418	(2)	32.35	—	1,321,200
May 1 to May 31	46,410	(2)	31.59	45,500	1,275,700
June 1 to June 30	70,357	(2)	30.30	70,000	1,205,700

Total second quarter	117,185		30.82	115,500

July 1 to July 31	448	(2)	34.47	—	1,205,700
August 1 to August 31	35,258	(2)	33.48	35,000	1,170,700
September 1 to September 30	306	(2)	37.50	—	1,170,700

Total third quarter	36,012		33.52	35,000

October 1 to October 31	308	(2)	40.88	—	1,170,700
November 1 to November 30	107,145	(2)	43.74	106,000	1,064,700
December 1 to December 31	289	(2)	46.04	—	1,064,700

Total fourth quarter	107,742		43.74	106,000

Total 2006	270,900		$36.13	256,500

(1)	On April 20, 2005, the Board of Directors authorized the Company’s repurchase of up to a total of 1,500,000 shares of its common stock and terminated the open market purchase authorization established in 2002. Maximum number of shares that may yet be purchased represents the shares under the 2005 authorization.

(2)	Includes shares purchased on behalf of participants relating to the Company’s Non-Qualified Savings Plan of 423; 1,645; 514; 418; 910; 357; 448; 258; 306; 308; 1,145 and 289 for each of the twelve months in 2006, respectively. Also includes 2,857 and 4,522 shares received as partial tax payments for shares issued under stock-based compensation plans for the months of January and February, respectively.

ITEM 6. SELECTED FINANCIAL DATA
Five-Year Summary of Selected Consolidated Financial Data of Continuing Operations
(dollars in thousands, except per share data)
(Unaudited)

	Year Ended December 31,
	2006		2005		2004		2003		2002
Statement of Income Data (a)
Total revenue	$693,214		$594,346		$469,478		$388,635		$350,501
Income from operations	$104,019		$80,712		$61,413		$41,819		$27,872
Income from continuing operations before income taxes (b)	$96,168		$70,882		$55,023		$34,325		$19,313
Income from continuing operations	$60,940		$44,821		$34,965		$22,030		$11,917
Income from continuing operations per share:
Basic	$2.05		$1.53		$1.23		$0.86		$0.49
Diluted	$2.00		$1.48		$1.18		$0.83		$0.48
Dividends declared per share	$0.10		$0.10		$0.37		$0.07		$0.05
Weighted average shares:
Basic	29,676		29,326		28,468		25,649		24,491
Diluted	30,532		30,206		29,584		26,688		24,841

Balance Sheet Data at End of Year (a)
Pawn loans	$127,384		$115,280		$109,353		$81,154		$78,615
Cash advances, net	$79,975		$40,704		$36,490		$28,401		$2,639
Merchandise held for disposition, net	$87,060		$72,683		$67,050		$49,432		$49,564
Working capital	$259,813		$232,556		$209,463		$156,142		$118,619
Total assets	$776,244		$598,648		$555,165		$377,194		$287,006
Total debt	$219,749		$165,994		$166,626		$148,040		$137,000
Stockholders’ equity	$440,728		$374,716		$333,936		$276,493		$192,335

Ratio Data at End of Year (a)
Current ratio	3.2	x	4.8	x	4.6	x	4.3	x	4.0	x
Debt to equity ratio	49.9%		44.3%		49.9%		53.5%		71.2%

Owned and Franchised Locations at Year End (a)
Pawn lending operations	487		464		452		405		409
Cash advance operations (c)	295		286		253		154		2
Check cashing operations (d)	136		136		134		135		135

Total	918		886		839		694		546

(a)	In September 2004, the Company sold its foreign pawn lending operations. The amounts for all periods presented have been reclassified to reflect the foreign operations as discontinued operations. In addition, in September 2001, the Company announced plans to exit the rent-to-own business. The amounts for 2002 also reflect the reclassified rent-to-own business as discontinued operations.

(b)	See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Financial Statements and Supplementary Data” for amounts related to the gain from termination of a lease contract in 2006, the details of discontinued operations for years 2003 through 2005 and the gain from disposal of asset for 2003.

(c)	Includes cash advance locations only.

(d)	Mr. Payroll locations only.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
GENERAL
     The Company provides specialty financial services to individuals in the United States. These services include secured non-recourse loans, commonly referred to as pawn loans, to individuals through its pawn lending operations, unsecured cash advances in selected lending locations and on behalf of independent third party lenders in other locations, and check cashing and related financial services through many of its lending locations and through franchised and Company-owned check cashing centers. The pawn loan portfolio generates finance and service charges revenue. A related activity of the pawn lending operations is the disposition of collateral from unredeemed pawn loans. In September 2006, the Company began offering online cash advances over the internet and began arranging loans on behalf of independent third party lenders over the internet in November 2006. Prior to September 7, 2004, the Company also provided financial services to individuals in the United Kingdom and Sweden (the “foreign pawn lending operations”). In September 2004, the Company sold its foreign pawn lending operations. The results of the foreign pawn lending operations have been reclassified as discontinued operations for all of the periods presented. See discussions of Discontinued Operations below and at Note 17 of Notes to Consolidated Financial Statements.
     On September 15, 2006, the Company, through its wholly-owned subsidiary Cash America Net Holdings, LLC, purchased substantially all of the assets of The Check Giant, LLC (“TCG”). TCG offered short-term cash advances over the internet under the name “CashNetUSA”. The Company paid an initial purchase price of approximately $35.9 million in cash and transaction costs of approximately $2.9 million, and has continued to use the CashNetUSA trade name in connection with its online operations. The Company’s consolidated financial statements include the operating results of CashNetUSA from the date of acquisition. The Company has also agreed to pay up to five supplemental earn-out payments during the two year period after the closing. The amount of each supplemental payment will be based on a multiple of earnings attributable to CashNetUSA’s business for the twelve months preceding the date of determining each scheduled supplemental payment. Each supplemental payment will be reduced by amounts previously paid. The supplemental payments are to be paid in cash; the Company may, at its option, pay up to 25% of each supplemental payment in shares of its common stock based on an average share price as of the measurement date. Substantially all of these supplemental payments will be accounted for as goodwill. The terms and method of calculating these supplemental payments are described more fully in the asset purchase agreement. The first supplemental payment of approximately $33.8 million, which was paid in February 2007 in cash, was based on the trailing twelve months earnings of CashNetUSA through December 31, 2006 and reflects adjustments for amounts previously paid.
     In December 2004, the Company acquired the pawn operating assets of Camco, Inc., which operated under the tradename “SuperPawn” in four states in the western United States. SuperPawn was a 41-store chain based in Las Vegas, Nevada at the time of the acquisition. This transaction provided the Company its initial entry into the western United States for pawn lending activities. See Note 3 of Notes to Consolidated Financial Statements. Effective August 1, 2003, the Company, through its wholly-owned subsidiary, Cashland Financial Services, Inc. (“Cashland”), purchased substantially all of the assets of Cashland, Inc., a privately-owned consumer finance company based in Dayton, Ohio, with 121 cash advance locations at the time of the acquisition.
     As of December 31, 2006, the Company had 918 total locations offering products and services to its customers. The Company operates in three segments: pawn lending, cash advance (including CashNetUSA) and check cashing.
     As of December 31, 2006, the Company’s pawn lending operations consisted of 487 pawnshops, including 475 Company-owned units and 12 unconsolidated franchised units located in 22 states in the United States. During the three year period ended December 31, 2006, the Company acquired 70 operating units, established 12 locations, and combined or closed 5 locations for a net increase in owned pawn lending units of 77. In addition, it acquired or opened 10 franchise locations, and either terminated or converted five locations to Company-owned locations.
     At December 31, 2006, the Company’s cash advance operations operated 295 cash advance locations in seven states. For the three year period ended December 31, 2006, the Company acquired 33 operating units, established 118 locations, and combined or closed 10 locations for a net increase in cash advance locations of 141. CashNetUSA serves multiple markets through its internet distribution channel and had cash advances outstanding in 29 states as of December 31, 2006.
     As of December 31, 2006, the Company’s check cashing operations consisted of 131 franchised and five company-owned check cashing centers in 18 states.
DISCONTINUED OPERATIONS
     In September 2004, in order to dedicate its strategic efforts and resources on the growth opportunities of its pawn lending and cash advance activities in the United States, the Company sold its foreign pawn lending operations in the United Kingdom and Sweden to Rutland Partners LLP and received approximately $104.9 million in cash after paying off the outstanding balance of the multi-currency line of credit, and notes receivable valued at $8.0 million. The Company realized a gain on the sale of $19.0 million ($15.4 million net of related tax). The results of the foreign pawn lending operations have been reclassified as discontinued operations for all periods presented in accordance with the Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” in the accompanying consolidated financial statements. Income from discontinued operations was $6.5 million (excluding gain on the sale) for 2004. See Note 17 of Notes to Consolidated Financial Statements. Income from discontinued operations of $197,000 for 2005 principally represents a change in the U.S. tax provision on the sale resulting from the final tax adjustments to the 2004 foreign pawn lending operations’ tax returns.
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
Finance and service charges revenue recognition. The Company accrues finance and service charges revenue only on those pawn loans that the Company deems collectible based on historical loan redemption statistics. Pawn loans written during each calendar month are aggregated and tracked for performance. Loan transactions may conclude based upon redemption, renewal, or forfeiture of the loan collateral. The gathering of this empirical data allows the Company to analyze the characteristics of its outstanding pawn loan portfolio and estimate the probability of collection of finance and service charges. If the future actual performance of the loan portfolio differs significantly (positively or negatively) from expectations, revenue for the next reporting period would be likewise affected.
     Due to the short-term nature of pawn loans, the Company can quickly identify performance trends. For 2006, $146.6 million, or 98.1%, of recorded finance and service charges represented cash collected from customers and the remaining $2.8 million, or 1.9%, represented an increase in the finance and service charges receivable during the year. At the end of the current year and based on the revenue recognition method described above, the Company had accrued $25.4 million of finance and service charges receivable. Assuming the year-end accrual of finance and service charges revenue was over estimated by 10%, finance and service charges revenue would decrease by $2.5 million in 2007 and net income would decrease by $1.6 million. Some or all of the decrease would potentially be mitigated through the profit on the disposition of the related forfeited loan collateral.
Merchandise held for disposition. Merchandise held for disposition consists primarily of forfeited collateral from pawn loans not repaid. The carrying value of the forfeited collateral is stated at the lower of cost (cash amount loaned) or market. Management provides an allowance for shrinkage and valuation based on its evaluation of the merchandise. Because pawn loans are made without recourse to the borrower, the Company does not investigate or rely upon the borrower’s creditworthiness, but instead bases its lending decision on an evaluation of the pledged personal property. The amount the Company is willing to finance is typically based on a percentage of the pledged personal property’s estimated disposition value. The Company uses numerous sources in determining an item’s estimated disposition value, and include the Company’s automated product valuation system as well as catalogs, “blue books”, newspapers, internet research and previous experience with similar items. The Company performs a physical count of its merchandise in each location on a cyclical basis and reviews the composition of inventory by category and age in order to assess the adequacy of the allowance, which was $1.9 million, representing 2.1% of the balance of merchandise held for disposition at December 31, 2006. Adverse changes in the disposition value of the Company’s merchandise may require an increase in the valuation allowance.
Allowance for losses on cash advances. The Company maintains an allowance for losses on Company-owned cash advances (including fees and interest) and accrues losses for third-party lender-owned cash advances at a level estimated to be adequate to absorb credit losses in the outstanding combined cash advance portfolio. The cash advance product primarily serves a customer base of non-prime borrowers. These advances are typically single payment cash advances with a typical term of seven to 45 days. Cash advances written during each calendar month are aggregated and tracked to develop a performance history. The Company stratifies the outstanding portfolio by age, delinquency and stage of collection when assessing the adequacy of the allowance for losses. The Company uses current portfolio performance, the performance of cash advances made twelve months ago and portfolio collection history to develop expected loss rates used in determining the allowance. Increased defaults and credit losses, which could occur during a national or regional economic downturn or for other reasons, could require an increase in the allowance. Since cash advances are unsecured, unlike pawn loans, the portfolio’s performance depends on the Company’s ability to collect on defaulted loans. The Company believes it effectively manages the risks inherent in this product by utilizing a variety of underwriting criteria to evaluate prospective borrowers, maintaining a customer database to track individual borrowers’ performance and by closely monitoring the performance of the portfolio. Any remaining unpaid balance of a cash advance is charged off once it has been in default for 60 days or sooner if deemed uncollectible. At December 31, 2006, allowance for losses on cash advances was $19.5 million and accrued losses on third-party lender-owned cash advances were $1.2 million, in aggregate representing 16.6% of the combined cash advance portfolio.
     During fiscal year 2006, the cash advance loss provision for the combined cash advance portfolio, which increases the allowance for loan losses, was $59.6 million and reflects 5.1% of gross combined cash advances written by the Company and third-party lenders. If future loss rates increased, or decreased, by 10% (0.51%) from 2006 levels, the cash advance loss provision would increase, or decrease, by $6.0 million and net income would decrease, or increase, by $3.9 million, assuming the same volume of cash advances written in 2006.
Valuation of long-lived and intangible assets. The Company assesses the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Intangible assets having an indefinite useful life are tested for impairment annually, or more frequently if events or changes in circumstances indicate that the assets might be impaired. Factors that could trigger an impairment review include significant underperformance relative to expected historical or projected future cash flows, significant changes in the manner of use of acquired assets or the strategy for the overall business, and significant negative industry trends. When management determines that the carrying value of long-lived and intangible assets may not be recoverable, impairment is measured based on the excess of the assets’ carrying value over the estimated fair value.
Income Taxes. As part of the process of preparing its consolidated financial statements, the Company is required to estimate income taxes in each of the jurisdictions in which it operates. This process involves estimating the actual current tax exposure together with assessing temporary differences in recognition of income for tax and accounting purposes. These differences result in deferred tax assets and liabilities and are included within the Company’s consolidated balance sheet. Management must then assess the likelihood that the deferred tax assets will be recovered from future taxable income and, to the extent it believes that recovery is not likely, it must establish a valuation allowance. An expense, or benefit, is included within the tax provision in the statement of operations for any increase, or decrease, in the valuation allowance for a given period.
     Management judgment is required in determining the provision for income taxes, the deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets. The valuation allowance is based on Company estimates of capital gains expected to be recognized during the period over which the capital losses may be used to offset such gains. If the Company were to determine that it could not realize all or part of its other net deferred tax assets in the future, it would have to charge an adjustment to the deferred tax assets to the provision for income taxes in the period that such determination was made. Likewise, should the Company determine that it could in the future realize its deferred tax assets in an amount exceeding the net recorded amount, it could adjust the deferred tax assets to reduce the provision for income taxes in the period that such determination was made.
RECENTLY ISSUED ACCOUNTING STANDARDS
     In June 2006, Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 requires that a more-likely-than-not threshold be met before the benefit of a tax position may be recognized in the financial statements and prescribes how such benefit should be measured. It requires that the new standard be applied to the balances of assets and liabilities as of the beginning of the period of adoption and that a corresponding adjustment be made to the opening balance of retained earnings. FIN 48 will be effective for fiscal years beginning after December 15, 2006. The Company is evaluating the potential effect of FIN 48, but does not expect it to have a material effect on the Company’s consolidated financial position or results of operations.
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

RESULTS OF CONTINUING OPERATIONS
     The following table sets forth the components of consolidated statements of operations as a percentage of total revenue for the periods indicated.

	Year Ended December 31,
	2006	2005	2004
Revenue
Finance and service charges	21.6%	23.5%	23.6%
Proceeds from disposition of merchandise	48.4	50.7	53.3
Cash advance fees	28.1	23.9	21.1
Check cashing fees, royalties and other	1.9	1.9	2.0

Total Revenue	100.0	100.0	100.0
Cost of Revenue
Disposed merchandise	29.6	30.9	32.8

Net Revenue	70.4	69.1	67.2

Expenses
Operations	35.5	37.1	36.9
Cash advance loss provision	8.6	7.2	5.0
Administration	7.4	7.3	8.5
Depreciation and amortization	3.9	3.9	3.7

Total Expenses	55.4	55.5	54.1

Income from Operations	15.0	13.6	13.1
Interest expense	(1.7)	(1.8)	(1.7)
Interest income	0.3	0.3	0.1
Foreign currency transaction (loss) gain	—	(0.2)	0.2
Gain from termination of contract	0.3	—	—

Income from Continuing Operations before Income Taxes	13.9	11.9	11.7
Provision for income taxes	5.1	4.4	4.3

Income from Continuing Operations	8.8%	7.5%	7.4%

     The following tables set forth certain selected consolidated financial and non-financial data as of December 31, 2006, 2005 and 2004, and for each of the three years then ended ($ in thousands unless noted otherwise) related to the Company’s continuing operations.

	Year Ended December 31,
	2006		2005		2004
PAWN LENDING OPERATIONS:
Pawn loans
Annualized yield on pawn loans	123.6%		124.8%		131.1%
Total amount of pawn loans written and renewed	$474,046		$438,955		$336,021
Average pawn loan balance outstanding	$120,930		$112,031		$84,283
Average pawn loan balance per average location in operation	$262		$251		$211
Ending pawn loan balance per location in operation	$268		$253		$248
Average pawn loan amount at end of year (not in thousands)	$107		$95		$89
Profit margin on disposition of merchandise as a percentage of proceeds from disposition of merchandise	38.9%		39.0%		38.5%
Average annualized merchandise turnover	2.7	x	2.7	x	3.0	x
Average balance of merchandise held for disposition per average location in operation	$165		$151		$130
Ending balance of merchandise held for disposition per location in operation	$183		$159		$151

Pawnshop locations in operation –
Beginning of year, owned	456		441		398
Acquired	19		9		42
Start-ups	2		7		3
Combined or closed	(2)		(1)		(2)

End of year, owned	475		456		441
Franchise locations at end of year	12		8		11

Total pawnshop locations at end of year	487		464		452

Average number of owned pawnshop locations in operation	462		447		399

Cash advances (b)
Pawn locations offering cash advances at end of year	425		441		425
Average number of pawn locations offering cash advances	425		430		391
Amount of cash advances written at pawn locations:
Funded by the Company	$66,952		$64,184		$37,527
Funded by third-party lenders (a) (d)	207,732		211,191		182,776

Aggregate amount of cash advances written at pawn locations (a) (f)	$274,684		$275,375		$220,303

Number of cash advances written at pawn locations (not in thousands):
By the Company	213,467		223,639		138,386
By third-party lenders (a) (d)	480,649		574,442		536,622

Aggregate number of cash advances written at pawn locations (a) (f)	694,116		798,081		675,008

Cash advance customer balances due at pawn locations (gross):
Owned by Company (c)	$8,448		$9,657		$11,733
Owned by third-party lenders (a)	11,202		9,697		6,585

Aggregate cash advance customer balances due (gross) at pawn locations (a) (f)	$19,650		$19,354		$18,318

(Continued on Next Page)

	Year Ended December 31,
	2006	2005	2004
CASH ADVANCE OPERATIONS (e):
Amount of cash advances written:
By the Company	$750,234	$509,732	$371,346
By third-party lenders (a) (d)	152,845	145,228	56,097

Aggregate amount of cash advances written (a) (f)	$903,079	$654,960	$427,443

Number of cash advances written (not in thousands):
By the Company	2,097,176	1,442,816	1,101,923
By third-party lenders (a) (d)	298,831	347,772	150,254

Aggregate number of cash advances written (a) (f)	2,396,007	1,790,588	1,252,177

Cash advance customer balances due (gross):
Owned by Company (c)	$91,040	$37,706	$29,788
Owned by third-party lenders (a)	13,485	7,215	3,564

Aggregate cash advance customer balances due (gross) (a) (f)	$104,525	$44,921	$33,352

Cash advance locations in operation –
Beginning of year	286	253	154
Acquired	—	1	32
Start-ups	12	34	72
Combined or closed	(3)	(2)	(5)

End of year	295	286	253

Average number of cash advance locations in operation	290	271	192

CONSOLIDATED CASH ADVANCE PRODUCT SUMMARY (a) (b) (e) :
Amount of cash advances written:
Funded by the Company	$817,186	$573,916	$408,873
Funded by third-party lenders (a) (d)	360,577	356,419	238,873

Aggregate amount of cash advances written (a) (f)	$1,177,763	$930,335	$647,746

Number of cash advances written (not in thousands):
By the Company	2,310,643	1,666,455	1,240,309
By third-party lenders (a) (d)	779,480	922,214	686,876

Aggregate number of cash advances written (a) (f)	3,090,123	2,588,669	1,927,185

Average amount per cash advance written (not in thousands):
Funded by the Company	$354	$344	$330
Funded by third-party lenders (a) (d)	463	386	348

Aggregate average amount per cash advance(a) (f)	$381	$359	$336

Cash advance customer balances due (gross):
Owned by the Company (c)	$99,488	$47,363	$41,521
Owned by third-party lenders (a)	24,687	16,912	10,149

Aggregate cash advance balances due (gross) (a) (f)	$124,175	$64,275	$51,670

Total locations offering cash advances at end of year	720	727	678
Average total locations offering cash advances	715	701	642
(Continued on Next Page)

	Year Ended December 31,
	2006	2005	2004
CHECK CASHING OPERATIONS (Mr. Payroll):
Centers in operation at end of year:
Company-owned locations	5	5	6
Franchised locations (a)	131	131	128

Combined centers in operation at end of year (a)	136	136	134

Revenue from Company-owned locations	$569	$565	$607
Revenue from franchise royalties and other	3,356	3,254	2,979

Total revenue (c)	$3,925	$3,819	$3,586

Face amount of checks cashed:
Company-owned locations	$38,446	$38,699	$39,171
Franchised locations (a)	1,269,724	1,181,682	1,093,456

Combined face amount of check cashed (a)	$1,308,170	$1,220,381	$1,132,627

Fees collected from customers:
Company-owned locations (c)	$569	$565	$607
Franchised locations (a)	17,889	16,399	15,053

Combined fees collected from customers (a)	$18,458	$16,964	$15,660

Fees as a percentage of check cashed:
Company-owned locations	1.5%	1.5%	1.5%
Franchised locations (a)	1.4	1.4	1.4

Combined fees as a percentage of check cashed (a)	1.4%	1.4%	1.4%

Average check cashed (not in thousands):
Company-owned locations	$393	$386	$376
Franchised locations (a)	421	386	372

Combined average check cashed (a)	$420	$386	$372

(a)	Non-GAAP presentation. For informational purposes and to provide a greater understanding of the Company’s businesses. Management believes that information provided with this level of detail is meaningful and useful in understanding the activities and business metrics of the Company’s operations.

(b)	Includes cash advance activities at the Company’s pawn lending locations.

(c)	Amounts recorded in the Company’s consolidated financial statements.

(d)	Cash advances written by third-party lenders that were arranged by the Company on behalf of the third-party lenders.

(e)	Includes cash advance activities at the Company’s cash advance locations and through the Company’s internet distribution channel.

(f)	Includes (i) cash advances written by the Company, and (ii) cash advances written by third-party lenders that were arranged by the Company on behalf of the third-party lenders.

OVERVIEW
     Components of Consolidated Net Revenue. Consolidated net revenue is total revenue reduced by the cost of merchandise sold in the period. It represents the income available to satisfy expenses and is the measure management uses to evaluate top line performance. The components of consolidated net revenue are pawn related net revenue, consisting of finance and service charges from pawn loans plus profit from the disposition of merchandise; cash advance fees and other revenue which is comprised mostly of check cashing fees but includes royalties and other revenue items. Growth in cash advance fees has increased the related contribution of the cash advance products to consolidated net revenue during each of the three years of 2006, 2005 and 2004. The growth in cash advance fees is primarily attributable to higher average balances owed by customers, the addition of new units and the recent addition of cash advances made over the internet beginning in mid-September of 2006. While lower as a percent of total net revenue, pawn related net revenue remains the largest component of net revenue at 57.4%, 62.7% and 65.6% for 2006, 2005 and 2004, respectively. Management believes that the inclusion of the online cash advance business for a full twelve months in 2007 will cause cash advance fees to be the largest component of net revenue next year. The following graphs show consolidated net revenue and depicts the mix of the components of net revenue for the years ended December 31, 2006, 2005 and 2004:

2006	2005	2004
$488.3 million	$410.5 million	$315.6 million

     Contribution to Increase in Net Revenue Cash advance fees, including cash advance fees generated in pawn lending locations, have increased primarily because of higher average balances owed by customers, the growth and development of newly opened cash advance locations and the recent addition of cash advances made over the internet. As illustrated below, these increases represented 68.2% of the overall increase from 2005 to 2006 and 45.2% of the Company’s overall increase in net revenue from 2004 to 2005. The increase in pawn related net revenue in the aggregate, combined finance and service charges and profit from the disposition of merchandise, represented 29.1% of the overall increase in net revenue from continuing operations for 2006 compared to 53.2% of the overall increase in net revenue in 2005. Other revenue accounted for 2.7% and 1.6% of the overall increase in net revenue in 2006 and 2005, respectively. These trends are depicted in the following graphs:

2006 over 2005	2005 over 2004
$77.7 million	$94.9 million

Year Ended 2006 Compared to Year Ended 2005
Consolidated Net Revenue. Consolidated net revenue increased $77.7 million, or 18.9%, to $488.3 million during 2006 from $410.5 million during 2005. The following table sets forth 2006 and 2005 net revenue by operating segment ($ in thousands):

	2006	2005	Increase
Pawn lending operations	$323,771	$298,880	$24,891	8.3%
Cash advance operations	160,589	107,848	52,741	48.9
Check cashing operations	3,925	3,819	106	2.8

Consolidated net revenue	$488,285	$410,547	$77,738	18.9%

     Higher revenue from the cash advance product, higher finance and service charges from pawn loans and higher profit from the disposition of merchandise primarily accounted for the increase in net revenue. Pawn lending operations include cash advance fees from activities within pawn locations.
     The components of net revenue are finance and service charges from pawn loans, which increased $9.7 million; profit from the disposition of merchandise, which increased $12.9 million; cash advance fees generated from cash advance locations, pawn locations and the internet distribution channel increased $53.0 million; and check cashing fees, royalties and other income increased $2.1 million.

Finance and Service Charges. Finance and service charges from pawn loans increased $9.7 million, or 6.9%, from $139.8 million in 2005 to $149.5 million in 2006. The increase is primarily due to higher pawn loan balances attributable to an increased amount of pawn loans written. An increase in the average balance of pawn loans outstanding contributed $11.1 million of the increase that was offset by a $1.4 million decrease resulting from the lower annualized yield of the pawn loan portfolio which is a function of the blend in permitted rates for fees and service charges on pawn loans in all operating locations of the Company and slightly lower redemption rates. Finance and service charges from same stores (stores that have been open for at least twelve months) increased $5.1 million, or 3.6%, in 2006 compared to 2005.
     The average balances of pawn loans outstanding were 7.9% higher in 2006 than in 2005. The increase in the average balance of pawn loans outstanding was driven by a 9.5% increase in the average amount per loan that was partially offset by a 1.5% decrease in the average number of pawn loans outstanding during 2006. Management believes this decrease could be related to the fact that higher advance rates on loans secured by gold collateral, such as jewelry, can allow customers to reduce the number of loans needed to achieve their needs.
     Pawn loan balances at December 31, 2006 were $127.4 million, which was 10.5% higher than at December 31, 2005. Annualized loan yield was 123.6% in 2006, compared to 124.8% in 2005. Same store pawn loan balances at December 31, 2006 were $8.1 million, or 7.0%, higher than at December 31, 2005.
Profit from the Disposition of Merchandise. Profit from the disposition of merchandise represents the proceeds received from the disposition of merchandise in excess of the cost of disposed merchandise. The following table summarizes the proceeds from the disposition of merchandise and the related profit for 2006 as compared to 2005 ($ in thousands):

	Year Ended December 31,
	2006			2005
	Merchan-	Refined		Merchan-	Refined
	dise	Gold	Total	dise	Gold	Total
Proceeds from disposition	$257,054	$78,498	$335,552	$244,659	$56,843	$301,502
Profit on disposition	$106,738	$23,885	$130,623	$102,289	$15,414	$117,703
Profit margin	41.5%	30.4%	38.9%	41.8%	27.1%	39.0%
Percentage of total profit	81.7%	18.3%	100.0%	86.9%	13.1%	100.0%
     The total proceeds from disposition of merchandise and refined gold increased $34.1 million, or 11.3%, and the total profit from the disposition of merchandise and refined gold increased $12.9 million, or 11.0%, primarily due to higher levels of retail sales and disposition of refined gold. Overall gross profit margin decreased slightly from 39.0% in 2005 to 38.9% in 2006. Excluding the effect of the disposition of refined gold, the profit margin on the disposition of merchandise (including jewelry sales) decreased to 41.5% in 2006 from 41.8% in 2005. The profit margin on the disposition of refined gold increased to 30.4% in 2006 from 27.1% in 2005 primarily due to higher prevailing market prices of gold, which in turn caused the hedge-adjusted selling price per ounce to increase 25.6% in 2006 compared to 2005. The Company also experienced an 11.6% increase in the volume of refined gold sold during 2006, which is generally in line with the increase in pawn loan balances for the period. Proceeds from disposition of merchandise, excluding refined gold, increased $12.4 million, or 5.1%, in 2006 primarily due to the net addition of 19 pawnshop locations and to the higher levels of retail sales activity that was supported by higher levels of merchandise available for disposition entering into 2006. The consolidated merchandise turnover rate was 2.7 times in both 2006 and 2005. Management expects that profit margin on the disposition of merchandise in the near term will likely remain at or slightly below current levels mainly due to higher inventory levels and an increase in the percentage of refined gold sales, which typically have lower gross profit margins.

     The table below summarizes the age of merchandise held for disposition before valuation allowance of $1.9 million and $1.8 million, respectively, at December 31, 2006 and 2005 ($ in thousands).

	2006		2005
	Amount	%	Amount	%
Merchandise held for 1 year or less –
Jewelry	$52,087	58.6%	$42,139	56.6%
Other merchandise	28,302	31.8	24,787	33.3

	80,389	90.4	66,926	89.9

Merchandise held for more than 1 year –
Jewelry	5,280	5.9	4,684	6.3
Other merchandise	3,261	3.7	2,873	3.8

	8,541	9.6	7,557	10.1

Total merchandise held for disposition	$88,930	100.0%	$74,483	100.0%

Cash Advance Fees. Cash advance fees increased $53.0 million, or 37.3%, to $195.1 million in 2006 as compared to $142.1 million in 2005. The increase resulted primarily from the growth and development of new cash advance units and higher average cash advance balances outstanding during 2006, with some additional contribution from CashNetUSA since mid-September 2006. As of December 31, 2006, cash advance products were available in 720 lending locations, including 425 pawnshops and 295 cash advance locations. In 314 of these lending locations, the Company arranges for customers to obtain cash advance products from independent third-party lenders for a fee. Cash advance fees from same stores (both pawn and cash advance locations) increased $14.8 million, or 10.5%, to $156.1 million in 2006 compared to $141.3 million in 2005. Cash advance fees include revenue from the cash advance portfolio owned by the Company and fees paid to the Company for credit services rendered to customers in connection with arranging for customers to obtain cash advances from independent third-party lenders. See further discussion in Note 4 of Notes to Consolidated Financial Statements. (Although cash advance transactions may take the form of loans or deferred check deposit transactions, the transactions are referred to throughout this discussion as “cash advances” for convenience.)
     The following table sets forth cash advance fees by operating segment for the years ended December 31, 2006 and 2005 ($ in thousands):

	2006	2005	Increase
Cash advance operations	$151,429	$100,663	$50,766	50.4%
Pawn lending operations	43,676	41,405	2,271	5.5

Total	$195,105	$142,068	$53,037	37.3%

     The amount of cash advances written increased $247.4 million, or 26.6% to $1.2 billion in 2006 from $930.3 million in 2005. These amounts include $360.6 million in 2006 and $356.4 million in 2005 extended to customers by all independent third-party lenders. The average amount per cash advance increased to $381 from $359 mostly due to changes in permitted loan amounts and adjustments to underwriting criteria. The outstanding combined portfolio balance of cash advances increased $59.9 million, or 93.2%, to $124.2 million at December 31, 2006 from $64.3 million at December 31, 2005. A portion of the increase is attributable to the addition of the online distribution channel established through the acquisition of CashNetUSA in September of 2006 with the remainder related primarily to store maturity and development during the year. Included in the combined portfolio balance referenced above are $99.5 million and $47.0 million for 2006 and 2005, respectively, which are included in the Company’s consolidated balance sheets. An allowance for losses of $19.5 million and $6.3 million has been provided in the consolidated financial statements for December 31, 2006 and 2005, respectively, which is netted against the outstanding cash advance amounts on the Company’s consolidated balance sheets.
     The following table summarizes cash advances outstanding at December 31, 2006 and 2005 and contains certain non-Generally Accepted Accounting Principles (“non-GAAP”) measures with respect to the cash advances owned by third-party lenders that are not included in the Company’s consolidated balance sheets. The Company believes that presenting these non-GAAP measures is meaningful and necessary because management evaluates and measures the cash advance portfolio performance on an aggregate basis ($ in thousands).

	2006	2005
Funded by the Company (a)
Active cash advances and fees receivable	$69,489	$32,207
Cash advances and fees in collection	24,499	7,510

Total funded by the Company (a)	93,988	39,717

Funded by third-party lenders (b) (c)
Active cash advances and fees receivable	24,721	19,548
Cash advances and fees in collection	5,466	5,010

Total funded by third-party lenders (b) (c)	30,187	24,558

Combined gross portfolio (b) (d)	124,175	64,275
Less: Elimination of cash advances owned by third-party lenders	24,687	16,912
Less: Discount on cash advances assigned by third-party lenders	—	350

Company-owned cash advances and fees receivable, gross	99,488	47,013
Less: Allowance for losses	19,513	6,309

Cash advances and fees receivable, net	$79,975	$40,704

Allowance for loss on Company-owned cash advances	$19,513	$6,309
Accrued losses on third-party lender owned cash advances	1,153	874

Combined allowance for losses and accrued third-party lender losses	$20,666	$7,183

Combined allowance for losses and accrued third-party lender losses as a % of combined gross portfolio (b)	16.6%	11.2%

(a)	Cash advances written by the Company in its pawn and cash advance locations and through the Company’s internet distribution channel.

(b)	Non-GAAP presentation. For informational purposes and to provide a greater understanding of the Company’s businesses. Management believes that information provided with this level of detail is meaningful and useful in understanding the activities and business metrics of the Company’s operations.

(c)	Cash advances written by third-party lenders that were arranged by the Company on behalf of the third-party lenders, all at the Company’s pawn and cash advance locations and through the Company’s internet distribution channel.

(d)	Includes (i) cash advances written by the Company, and (ii) cash advances written by third-party lenders that were arranged by the Company on behalf of the third-party lenders, all at the Company’s pawn and cash advance locations and through the Company’s internet distribution channel.
     Cash advance fees related to cash advances originated by all third-party lenders (bank and non-bank) were $61.6 million in 2006 on $360.6 million in cash advances originated by third-party lenders, representing 31.1% of combined cash advance revenue and 8.9% of consolidated total revenue of the Company. The cash advance loss provision expense associated with these cash advances was $19.8 million. Direct operating expenses, excluding allocated administrative expenses, were $18.4 million, and depreciation and amortization expense was $1.6 million in 2006. Management estimates that the approximate contribution before interest and taxes on cash advances originated by all third-party lenders in 2006 was $21.8 million. This estimate does not include shared operating costs in pawn locations where the product is offered.
     In March 2005, the Federal Deposit Insurance Corporation (“FDIC”) issued revised guidelines affecting certain short-term cash advance products offered by FDIC regulated banks. The revised guidance applied to the cash advance product that was offered by third-party banks in many of the Company’s locations. The revised guidance, which became effective July 1, 2005, restricted banks from providing cash advances to customers for more than three months out of a twelve-month period. In order to address the short-term credit needs of customers who no longer had access to the banks’ cash advance product, the Company began offering an alternative short-term credit product in selected markets in 2005. On July 1, 2005, the Company introduced a credit services organization program (the “CSO program”). Under the

CSO program, the Company acts as a credit services organization on behalf of consumers in accordance with applicable state laws. Credit services that the Company provides to its customers include arranging loans with independent third-party lenders, assisting in the preparation of loan applications and loan documents, and accepting loan payments at the location where the loans were arranged. To assist the customer in obtaining a loan from a third-party lender through the CSO program, the Company, on behalf of its customer, guarantees the customer’s payment obligations under the loan to the third-party lender. A CSO program customer pays the Company a CSO fee for the credit services, including the guaranty, and enters into a contract with the Company governing the credit services arrangement. The Company is responsible for losses on cash advances assigned to or acquired by it under its guaranty. At December 31, 2006, the Company offered the CSO program in Texas, Florida and, on a limited basis, Michigan.
     As a result of the revised FDIC guidelines, the Company elected to discontinue offering third-party bank originated cash advances to Michigan customers in July 2005, and to consumers in Texas, Florida and North Carolina in January 2006. Consumer demand for bank-originated cash advances in Michigan, Florida and Texas was effectively satisfied by replacing the bank originated cash advance program in those states with the CSO program instituted by the Company in July 2005. The Company discontinued the CSO program in Michigan in February 2007, and now offers only cash advances underwritten by the Company to customers in that state.
     During the third quarter of 2005, the Company ceased offering single payment cash advances originated by third-party banks in California and began offering Company-originated cash advances under applicable state law. As an additional service alternative to its customers, during the fourth quarter of 2005 the Company introduced third-party commercial bank originated multi-payment installment cash advances in California and Georgia. The Company discontinued offering multi-payment bank products in Georgia during the second quarter of 2006 and in California during July 2006 due principally to its third-party commercial banks’ response to concerns that the FDIC raised to FDIC-supervised banks in late February 2006 regarding the FDIC’s perception of risks associated with FDIC supervised banks’ origination of certain cash advance products with the assistance of third-party marketers and servicers. These changes had the effect of lowering the average amount per loan available to customers in California which led to lower levels of cash advance balances in California during the last half of 2006 and caused reduced profitability in those locations year over year. This trend in lower profits in California locations is expected to continue for the first half of 2007 unless offset by an increase in demand and higher balances outstanding.
     Management anticipates continued growth in consolidated cash advance fees for fiscal 2007 due to increased consumer awareness and demand for the cash advance product, higher outstanding balances at December 31, 2006 compared to December 31, 2005, the addition of the internet distribution channel through CashNetUSA, the growth of balances from new units opened in 2006, and planned openings in 2007.
Check Cashing Fees, Royalties and Other. Check cashing fees, royalties and other income increased $2.1 million to $13.1 million in 2006, or 18.9%, from $11.0 million in 2005 due to the growth in cash advance units. These revenues for the cash advance segment and check cashing segment were $9.2 million and $3.9 million in 2006, and were $7.2 million and $3.8 million in 2005, respectively. The components of these fees are as follows (in thousands):

	Year Ended December 31,
	2006			2005
	Cash	Check		Cash	Check
	Advance	Cashing	Total	Advance	Cashing	Total
Check cashing fees	$6,057	$569	$6,626	$5,339	$565	$5,904
Royalties	¯	3,173	3,173	—	3,116	3,116
Other	3,103	183	3,286	1,846	138	1,984

	$9,160	$3,925	$13,085	$7,185	$3,819	$11,004

Operations Expenses. Consolidated operations expenses, as a percentage of total revenue, were 35.5% in 2006 compared to 37.1% in 2005. These expenses increased $25.5 million, or 11.6%, in 2006 compared to 2005. Pawn lending operating expenses increased $10.9 million, or 6.5%, primarily due to the net addition of 19 pawnshop locations in 2006. Cash advance operating expenses increased $14.7 million, or 28.5%, primarily as a result of increased advertising expenditures, growth in expenses in the Company’s collection centers, the acquisition of CashNetUSA and the net establishment of 9 locations, which resulted in higher staffing levels.
     As a multi-unit operator in the consumer finance industry, the Company’s operations expenses are predominately related to personnel and occupancy expenses. Personnel expenses include base salary and wages, performance incentives, and benefits. Occupancy expenses include rent, property taxes, insurance, utilities, and maintenance. The combination of personnel and occupancy expenses represents 82.8% of total operations expenses in 2006 and 84.4% in 2005. The comparison is as follows ($ in thousands):

		% of		% of
	2006	Revenue	2005	Revenue
Personnel	$138,943	20.0%	$125,661	21.1%
Occupancy	64,557	9.3	60,376	10.2
Other	42,385	6.2	34,320	5.8

Total	$245,885	35.5%	$220,357	37.1%

     The increase in personnel expenses is mainly due to unit additions since 2005, an increase in staffing levels, including at the collection centers, the acquisition of CashNetUSA and normal recurring salary adjustments. The increase in occupancy expense is primarily due to unit additions, higher utility costs and property taxes.
     Administration Expenses. Consolidated administration expenses, as a percentage of total revenue, were 7.4% in 2006 compared to 7.3% in 2005. The components of administration expenses are as follows ($ in thousands):

		% of		% of
	2006	Revenue	2005	Revenue
Personnel	$35,097	5.1%	$29,708	5.0%
Other	16,409	2.3	13,519	2.3

Total	$51,506	7.4%	$43,227	7.3%

     The increase in administration expenses was principally attributable to increased staffing levels consistent with the Company’s expansion into new markets and the internet distribution channels and an increase in accrued management incentive in conjunction with the financial performance of the Company compared to its business plan. The increase in these expenses was partially offset by a gain of $773,000 recognized from a partial insurance settlement in 2006 related to hurricanes in 2005.
Cash Advance Loss Provision. The Company maintains an allowance for losses on cash advances at a level projected to be adequate to absorb credit losses inherent in the outstanding combined cash advance portfolio. The cash advance loss provision is utilized to increase the allowance carried against the outstanding company owned cash advance portfolio as well as expected losses in the third-party lender-owned portfolios which are guaranteed by the Company. The allowance is based on historical trends in portfolio performance based on the status of the balance owed by the customer with the full amount of the customer’s obligations being completely reserved when they become 60 days past due. The cash advance loss provision increased $16.8 million to $59.6 million in 2006, compared to $42.8 million in 2005. The increase was mainly attributable to the increased volume of cash advances written which was partially offset by a $2.0 million decrease as a result of lower loss rates. The loss provision as a percentage of cash advance fees increased to 30.5% in 2006 from 30.2% in 2005. Going forward management believes that this ratio could increase as the composition mix of the portfolio becomes more heavily weighted to cash advances from online customers which historically have resulted in higher loss rates than customers receiving loans in lending locations.
     Total charge-offs less recoveries divided by total cash advances written decreased in 2006 to 3.9% compared to 4.3% in 2005. The decrease was partially related to underwriting changes made in late 2005 which resulted in lower loss rates which offset the reduction in year-over-year growth rates in cash advances written in 2006 compared to prior years. The loss provision expense as a percentage of cash advances written was higher in 2006, increasing to 5.1% compared to 4.6% in the prior year mostly due to a significant increase in cash advance receivable balances as of year-end and the inclusion of the cash advance balance from online customers which carry a higher expected loss rate.
     The following table summarizes the cash advance loss provision and combined allowance for losses and accrued third-party lender losses for the years ended and at December 31, 2006 and 2005, and contains certain non-GAAP measures with respect to the cash advances written by third-party lenders that are not included in the Company’s consolidated balance sheets and related statistics. The Company believes that presenting these non-GAAP measures is meaningful and necessary because management evaluates and measures the cash advance portfolio performance on an aggregate basis including its evaluation of loss provision for the Company-owned portfolio and the third-party lender-owned portfolio that the Company guarantees ($ in thousands).

	Year Ended December 31,
	2006	2005
Cash advance loss provision:
Loss provision on Company-owned cash advances	$59,284	$42,302
Loss provision on third-party owned cash advances	279	532

Combined cash advance loss provision	$59,563	$42,834

Charge-offs, net of recoveries	$46,080	$40,351

Cash advances written:
By the Company (a)	$817,186	$573,916
By third-party lenders (b) (c)	360,577	356,419

Combined cash advances written (b) (d)	$1,177,763	$930,335

Combined cash advance loss provision as a % of combined cash advances written (b)	5.1%	4.6%
Charge-offs (net of recoveries) as a % of combined cash advances written (b)	3.9%	4.3%

(a)	Cash advances written by the Company in its pawn and cash advance locations and through the Company’s internet distribution channel.

(b)	Non-GAAP presentation. For informational purposes and to provide a greater understanding of the Company’s businesses. Management believes that information provided with this level of detail is meaningful and useful in understanding the activities and business metrics of the Company’s operations.

(c)	Cash advances written by third-party lenders that were arranged by the Company on behalf of the third-party lenders, all at the Company’s pawn and cash advance locations and through the Company’s internet distribution channel.

(d)	Includes (i) cash advances written by the Company, and (ii) cash advances written by third-party lenders that were arranged by the Company on behalf of the third-party lenders, all at the Company’s pawn and cash advance locations and through the Company’s internet distribution channel.
Depreciation and Amortization. Depreciation and amortization expense as a percentage of total revenue was 3.9% in both 2006 and 2005. Total depreciation and amortization expenses increased $3.9 million, or 16.6%, primarily due to the increase in operating locations, additional depreciation on remodelings of pawn lending locations and the amortization of certain intangible assets obtained in acquisitions.
Interest Expense. Interest expense as a percentage of total revenue decreased to 1.7% in 2006 from 1.8% in 2005. Interest expense increased $1.3 million, or 12.6%, to $11.9 million in 2006 as compared to $10.6 million in 2005. The increase was primarily due to the higher weighted average floating interest rate (6.2%

during 2006 compared to 4.7% during 2005) which was partially offset by the decrease in the weighted average amount of borrowings. The average amount of debt outstanding decreased during 2006 to $160.7 million from $168.3 million during 2005. The effective blended borrowing cost was 6.6% in 2006 and 6.3% in 2005. In future periods management expects higher levels of debt associated with the potential funding requirements of the CashNetUSA supplemental acquisition payments.
     On December 19, 2006, the Company issued $60.0 million of senior unsecured long-term notes. The notes were comprised of $35.0 million 6.09% senior notes due 2016 payable in five annual installment payments of $7.0 million beginning December 19, 2012; and $25.0 million 6.21% senior notes due 2021 payable in eleven annual payments of $2.3 million beginning December 19, 2011. Net proceeds received from the issuance of the notes were used to reduce the amount outstanding under the bank line of credit and for general corporate purposes.
Interest Income. Interest income was $1.6 million for both 2006 and 2005. Interest income was comprised of the interest earned on excess cash and on two subordinated notes denominated in Swedish kronor that the Company received in the sale of the foreign pawn lending operations. Interest income will be lower in 2007 due to the repayment during 2006 of a total of $2.5 million in notes receivable from officers.
Foreign Currency Transaction Gain (Loss). The Company holds two notes receivable denominated in Swedish kronor in connection with its 2004 sale of its foreign pawn lending operations with a carrying value of $9.8 million at December 31, 2006. Exchange rate changes between the United States dollar and the Swedish kronor resulted in a net gain of $296,000 (net of a loss of $1.1 million from foreign currency forward contracts) in 2006 and a net loss of $834,000 (net of a gain of $731,000 from foreign currency forward contracts) in 2005. The foreign currency forward contracts totaling 68 million Swedish kronor (approximately $9.9 million at maturity) were established by the Company in 2005 to minimize the financial impact of currency market fluctuations.
Gain from Termination of Contract. In April 2006, the Company reached an agreement with a landlord of a lending location to terminate the lease and vacate the property for $2.2 million. The Company recorded a pre-tax net gain of $2.2 million ($1.4 million net of related taxes) from this transaction at that time. The closure of this significant pawn lending location reduced consolidated earnings for the remainder of the year. Management is seeking an alternative location to open a replacement shop in 2007.
Income Taxes. The Company’s effective tax rate for continuing operations for 2006 was 36.6% as compared to 36.8% for 2005. Management anticipates that its effective tax rate will increase in 2007 as a result of changes in Texas tax laws.
Income from Continuing Operations. Income from continuing operations was $60.9 million and $44.8 million for 2006 and 2005, respectively, up 36.0%. Diluted income from continuing operations per share was $2.00 for 2006, as compared to $1.48 for 2005, reflecting a 35.1% increase.
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

     Higher revenue from the cash advance product, higher finance and service charges from pawn loans and higher profit from the disposition of merchandise primarily accounted for the increase in net revenue. The increase in net revenue from pawn lending operations of 24.6% was partially due to the consolidation of the operating results of SuperPawn for the full year in 2005. Excluding the impact of SuperPawn, consolidated net revenue for 2005 was up $49.0 million, or 15.7%, compared to 2004. The growth in net revenue from cash advance operations was enhanced by the growth and development of newly opened cash advance locations and the related increase in cash advance balances within those locations.
     The components of net revenue are finance and service charges from pawn loans, which increased $29.3 million; profit from the disposition of merchandise, which increased $21.3 million; cash advance fees generated both from pawn locations and cash advance locations, which increased $42.8 million; and check cashing fees, royalties and other income generated both from cash advance locations and check cashing locations, which increased $1.5 million.
Finance and Service Charges. Finance and service charges increased $29.3 million, or 26.5%, from $110.5 million in 2004 to $139.8 million in 2005. The increase was primarily due to higher loan balances attributable to the addition of SuperPawn in December 2004. An increase in the average balance of pawn loans outstanding contributed $36.4 million of the increase that was offset by a $7.1 million decrease resulting from the lower annualized yield of the pawn loan portfolio which is a function of the blend in permitted rates for fees and service charges on pawn loans in all operating locations of the Company. The inclusion of the geographic areas of operation of SuperPawn for all of 2005 resulted in a blended yield on pawn loans lower than the prior year. Finance and service charges from same stores increased $1.5 million in 2005 compared to 2004.
     The average balances of pawn loans outstanding were 32.9% higher in 2005 than in 2004. The increase in the average balance of pawn loans outstanding was driven by a 27.3% increase in the average number of pawn loans outstanding during 2005 coupled with a 4.4% increase in the average amount per loan. Pawn loan balances at December 31, 2005 were $5.9 million, or 5.4%, higher than at December 31, 2004. Annualized loan yield was 124.8% in 2005, compared to 131.1% in 2004 mostly due to the acquisition of SuperPawn locations which operate in markets with lower statutory rates than the Company’s other locations. Excluding SuperPawn, annualized loan yield would have been up slightly to 131.9%. Same store pawn loan balances at December 31, 2005 were $1.9 million, or 2.3%, higher than at December 31, 2004.
Profit from the Disposition of Merchandise. The following table summarizes the proceeds from the disposition of merchandise and the related profit for 2005 as compared to 2004 ($ in thousands):

	Year Ended December 31,
	2005			2004
	Merchan-	Refined		Merchan-	Refined
	dise	Gold	Total	dise	Gold	Total
Proceeds from disposition	$244,659	$56,843	$301,502	$208,571	$41,720	$250,291
Profit on disposition	$102,289	$15,414	$117,703	$83,396	$13,029	$96,425
Profit margin	41.8%	27.1%	39.0%	40.0%	31.2%	38.5%
Percentage of total profit	86.9%	13.1%	100.0%	86.5%	13.5%	100.0%
     While the total proceeds from disposition of merchandise and refined gold increased $51.2 million, or 20.5%, the total profit from the disposition of merchandise and refined gold increased $21.3 million, or 22.1%, primarily due to higher profit margins on the disposition of merchandise. Excluding the effect of the disposition of refined gold, the profit margin on the disposition of merchandise (including jewelry sales) increased to 41.8% in 2005 from 40.0% in 2004 due predominately to a heavier mix of jewelry sales resulting from the addition of SuperPawn. The profit margin on the disposition of refined gold decreased to 27.1% in 2005 compared to 31.2% in 2004 due primarily to a higher average cost that more than offset a higher gold price received on dispositions. Proceeds from disposition of merchandise, excluding refined gold, increased $36.1 million, or 17.3%, in 2005 due primarily to the December 2004 acquisition of SuperPawn and higher levels of merchandise available for disposition. Proceeds from disposition of refined gold increased $15.1 million, or 36.2%, due primarily to higher market prices for gold and an increase in the volume of refined gold sold. The consolidated merchandise turnover rate decreased to 2.7 times during 2005 from 3.0 times during 2004 primarily as a result of a heavier mix of jewelry items in inventory which historically have a slower turnover rate than other merchandise.
     The table below summarizes the age of merchandise held for disposition before valuation allowance of $1.8 million and $1.4 million, respectively, at December 31, 2005 and 2004 ($ in thousands).

	2005		2004
	Amount	%	Amount	%
Merchandise held for 1 year or less –
Jewelry	$42,139	56.6%	$38,268	55.9%
Other merchandise	24,787	33.3	22,828	33.3

	66,926	89.9	61,096	89.2

Merchandise held for more than 1 year –
Jewelry	4,684	6.3	4,924	7.2
Other merchandise	2,873	3.8	2,475	3.6

	7,557	10.1	7,399	10.8

Total merchandise held for disposition	$74,483	100.0%	$68,495	100.0%

Cash Advance Fees. Cash advance fees increased $42.8 million, or 43.2%, to $142.0 million in 2005 as compared to $99.2 million in 2004. The increase was primarily due to the growth and development of new cash advance units and higher average cash advance balances outstanding during 2005. The acquisition of 33 cash advance units since late third quarter of 2004 also contributed to the increase in cash advance fees. As of December 31, 2005, a cash advance product was available in 727 lending locations, which included 441 pawnshops and 286 cash advance locations. These lending locations included 375 units that arrange for customers to obtain cash advance products from the independent third-party lenders for a fee. Cash advance fees from same stores increased $29.2 million, or 29.9%, to $126.9 million in 2005 compared to $97.7 million in 2004. Cash advance fees include revenue from the cash advance portfolio owned by the Company and fees paid to the Company for credit services rendered to customers in connection with arranging for customers to obtain cash advances from independent third-party lenders. See further discussion in Note 4 of Notes to Consolidated Financial Statements.
     The following table sets forth cash advance fees by operating segment for the years ended December 31, 2005 and 2004 ($ in thousands):

	2005	2004	Increase
Cash advance operations	$100,663	$66,250	$34,413	51.9%
Pawn lending operations	41,405	32,952	8,453	25.7

Total	$142,068	$99,202	$42,866	43.2%

     While cash advance fees in the cash advance operating segment increased 51.9% and 25.7% in the pawn segment, mostly due to the addition of new locations and higher average balances outstanding, increases in expenses, including the cash advance loss provision, impacted both segments in 2005. The increased expenses offset a portion of the revenue growth.
     The amount of cash advances written increased $282.6 million, or 43.6% to $930.3 million in 2005 from $647.7 million in 2004. Included in the amount of cash advances written in 2005 and 2004 were $356.4 million and $238.9 million, respectively, extended to customers by all independent third-party lenders. The average amount per cash advance increased to $359 from $336 mostly due to changes in permitted loan amounts and adjustments to underwriting. The outstanding combined portfolio balance of cash advances increased $12.6 million, or 24.4%, to $64.3 million at December 31, 2005 from $51.7 million at December 31, 2004. Included in those amounts were $47.0 million and $40.8 million for 2005 and 2004, respectively, which are included in the Company’s consolidated balance sheets. An allowance for losses of $6.3 million and $4.4 million was provided in the consolidated financial statements for December 31, 2005 and 2004, respectively, which was netted against the outstanding cash advance amounts on the Company’s consolidated balance sheets.
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
     During the third quarter, the Company discontinued offering single payment cash advances originated by third-party banks in California, representing 35 lending locations at December 31, 2005, and began offering Company-originated cash advances under applicable state law. As an additional service alternative to its customers, during the fourth quarter of 2005 the Company introduced third-party commercial bank originated multi-payment installment cash advances in California and Georgia. As of December 31, 2005, the outstanding principal balance of these bank originated multi-payment installment cash advances was $2.2 million in California and $39,000 in Georgia. The Company discontinued offering bank products in Georgia and California during the second and third quarters of 2006, respectively, due principally to its third-party commercial banks’ reaction to concerns that the FDIC raised to FDIC-supervised banks in late February 2006 concerning the FDIC’s perception of risks associated with FDIC supervised banks’ origination of certain cash advance products with the assistance of third-party marketers and servicers.
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
     In North Carolina, represented by 10 pawn lending locations at December 31, 2005, the Company discontinued offering cash advances on behalf of third-party banks in January 2006, but continued to offer its core pawn services from all of these North Carolina lending locations. In Georgia, represented by 17 pawn lending locations at December 31, 2005, the Company did not offer an alternative cash advance product upon the discontinuance of the third-party bank cash advance program, however, the Company continued to offer its core pawn services from all of these Georgia lending locations. The Georgia and North Carolina markets represented $24.9 million in total revenue for the fiscal year ending December 31, 2005, of which only $1.7 million was attributable to cash advance revenue generated on $16.2 million of cash advances originated by third-party banks during such fiscal year. Pawn related revenue in these markets could increase as customers seek alternative sources of needed credit due to the elimination of cash advance activities.
Check Cashing Fees, Royalties and Other. These fees increased $1.5 million to $11.0 million in 2005, or 16.0%, from $9.5 million in 2004 due to the growth in cash advance units at the Company’s Cashland locations. Check cashing revenues for the cash advance segment and check cashing segment were $7.2 million and $3.8 million in 2005, and were $5.9 million and $3.6 million in 2004, respectively.
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

     Of the $26.4 million, or 26.6%, increase in personnel expense from 2004 to 2005, $13.8 million was attributable to the acquisition of SuperPawn in December 2004. The balance of the increase is mainly due to unit additions during the year, an increase in staffing levels mainly in the collection centers and normal recurring salary adjustments. Of the $13.7 million, or 29.3%, increase in occupancy expenses from 2004 to 2005, $6.9 million is due to the acquisition of SuperPawn. The balance of the increase is primarily due to unit additions. The increase in expenses in the collection centers accounted for $1.4 million, $183,000 and $811,000 of the increase in personnel, occupancy and other operating expenses, respectively.
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
Cash Advance Loss Provision. The cash advance loss provision increased $19.3 million to $42.8 million in 2005, compared to $23.5 million in 2004. Of the total increase, $10.2 million was attributable to the increased volume of cash advances written and $9.1 million was attributable to the increase in loss rate. In addition, the Company transitioned certain customers out of one product into another product in some markets during the last six months of 2005. The Company also adjusted the terms of its underwriting related to these loans at the end of 2004 to broaden the number of customers who would qualify for a cash advance. Management believed this change led to higher loss rates in 2005. The loss provision as a percentage of cash advances written increased to 4.6% in 2005 from 3.6% in 2004 while actual net charge-offs (charge-offs less recoveries) were 4.3% in 2005 compared to 3.4% in 2004. The loss provision as a percentage of cash advance fees increased to 30.2% in 2005 from 23.7% in 2004.
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
Interest Income. Interest income increased $972,000 from $642,000 in 2004 to $1.6 million in 2005. Interest income totaling $1.5 million and $473,000 for 2005 and 2004, respectively, was recorded on the subordinated notes received in the sale of the Company’s foreign pawn lending operations.
Foreign Currency Transaction Gain (Loss). Exchange rate changes between the United States dollar and the Swedish kronor resulted in a net loss of $834,000 in 2005 and a gain of $1.1 million in 2004. The 2005 net loss includes offsetting gains of $731,000 resulting from the foreign currency forward contracts totaling 62 million Swedish kronor (approximately $8.0 million at maturity) that were established by the Company in 2005 to minimize the financial impact of currency market fluctuations.
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
LIQUIDITY AND CAPITAL RESOURCES
     The Company’s cash flows and other key indicators of liquidity are summarized as follows ($ in thousands):

	Year Ended December 31,
	2006		2005		2004
Operating activities cash flows	$161,812		$123,320		$76,952
Investing activities cash flows:
Pawn loans	(26,359)		(19,697)		(10,274)
Cash advances	(77,349)		(45,828)		(28,466)
Acquisitions	(64,927)		(19,937)		(122,413)
Property and equipment additions	(46,355)		(27,255)		(28,491)
Proceeds from insurance claims	1,934		530		—
Proceeds from termination of contract and disposition of assets	2,198		486		—
Financing activities cash flows	55,917		(7,870)		10,928
Working capital, excluding discontinued operations	$259,813		$232,556		$209,463
Current ratio	3.2	x	4.8	x	4.6	x
Merchandise turnover	2.7	x	2.7	x	3.0	x

Cash flows from operating activities. Net cash provided by operating activities from continuing operations was $161.8 million for 2006, an increase of 31.2% compared to the prior year. Net cash generated (used) by the Company’s pawn lending operations, cash advance operations and check cashing operations were $89.1 million, $72.8 million and $(68,000), respectively. The improvement in cash flows from operating activities in 2006 as compared to 2005 was primarily due to the improvement in results of pawn lending operations, the addition of CashNetUSA and the growth and development of cash advance locations opened in recent periods.
     Historically, the Company’s finance and service charge revenue is highest in the fourth fiscal quarter (October through December) due to higher average loan balances. Proceeds from the disposition of merchandise are generally highest in the Company’s fourth and first fiscal quarters (October through March) due to the holiday season and the impact of tax refunds. The net effect of these factors is that income from continuing operations typically is highest in the fourth and first fiscal quarters and likewise the Company’s cash flow is generally greatest in these two fiscal quarters.
Cash flows from investing activities. Higher lending activities led to increases in the Company’s investment in pawn loans and cash advances during 2006 that used cash of $26.4 million and $77.3 million, respectively. In addition, the acquisition of CashNetUSA and the assets of 19 pawnshops consumed $64.9 million of cash. The Company also invested $46.4 million in property and equipment in 2006 for the establishment of 2 new pawnshop locations, 12 new cash advance locations, the remodeling of selected operating units and ongoing enhancements to the information technology infrastructure, including the current period investment in the multi-year project to upgrade the Company’s point-of-sale system, and other property additions. In addition, the Company received proceeds of $2.2 million from the termination of a lease contract and $1.9 million from a partial insurance settlement in 2006 related to hurricanes in 2005.
     On September 15, 2006, the Company, through its wholly-owned subsidiary Cash America Net Holdings, LLC, purchased substantially all of the assets of The Check Giant, LLC (“TCG”). TCG offered short-term cash advances exclusively over the internet under the name “CashNetUSA”. The Company paid an initial purchase price of approximately $35.9 million in cash and transaction costs of approximately $2.9 million, and has continued to use the CashNetUSA trade name in connection with its online operations. The Company’s consolidated financial statements include the operating results of CashNetUSA from the date of acquisition.
     The Company has also agreed to pay up to five supplemental earn-out payments during the two year period after the closing. The amount of each supplemental payment is to be based on a multiple of earnings attributable to CashNetUSA’s business for the twelve months preceding the date of determining each scheduled supplemental payment. Each supplemental payment will be reduced by amounts previously paid. The supplemental payments are to be paid in cash within 45 days of the payment measurement date; the Company may, at its option pay up to 25% of each supplemental payment in shares of its common stock based on an average share price as of the measurement date. Substantially all of these supplemental payments will be accounted for as goodwill. The terms and method of calculating these supplemental payments are described more fully in the asset purchase agreement. The first supplemental payment of approximately $33.8 million, which was paid in February 2007 in cash, was based on the trailing twelve months earnings of CashNetUSA through the first measurement date of December 31, 2006 and reflects adjustments for amounts previously paid. There are two additional measurement dates in 2007, March 31 and September 30. To the extent that the defined multiple of consolidated earnings attributable to CashNetUSA’s business exceeds the total amounts paid through those dates, as defined in the asset purchase agreement, the Company will make additional payments to the sellers. At this time management cannot accurately estimate the magnitude of such payments due to the uncertainties of growth rates in this business. In the event of high growth and profitability of the CashNetUSA online business, these payments would be large.
     Management anticipates that capital expenditures for 2007 will be approximately $45 to $55 million, primarily to establish or acquire approximately 20 to 30 new lending locations, to remodel and relocate selected operating units, and for enhancements to communications and information systems, including the current period investment in the multi-year project to upgrade the Company’s point-of-sale system. The additional capital required to pursue acquisition opportunities is not included in the estimate of capital expenditures because of the uncertainties surrounding any potential transaction of this nature at this time.
Cash flows from financing activities. During 2006, the Company borrowed a net of $10.5 million under its revolving bank line of credit, including $38.8 million for the initial payment related to the acquisition of CashNetUSA, and 19 pawnshops during the year. The Company reduced its long-term debt by $16.8 million through scheduled principal payments on senior unsecured notes.
     On December 19, 2006, the Company issued $60.0 million of senior unsecured long-term notes. The notes were comprised of $35.0 million 6.09% senior notes due 2016 payable in five annual payments of $7.0 million beginning December 19, 2012; and $25.0 million 6.21% senior notes due 2021 payable in eleven annual payments of $2.3 million beginning December 19, 2011. Net proceeds received from the issuance of the notes were used to reduce the amount outstanding under the bank line of credit and for general corporate purposes.
     Additional uses of cash included $261,000 of debt issuance costs, $3.0 million for dividends paid and $9.6 million for the purchase of treasury shares (including $50,000 net purchases on behalf of participants relating to the Non-Qualified Savings Plan and $188,000 of shares purchased as partial payment of taxes for shares issued under stock-based compensation plans). On April 20, 2005, the Board of Directors authorized the Company’s repurchase of up to a total of 1,500,000 shares of its common stock (the “2005 authorization”). During 2006, the Company purchased 256,500 shares for an aggregate amount of $9.4 million under the 2005 authorization. Management expects to continue to purchase shares of the Company from time to time in the open market, and funding is expected to come from operating cash flow.
     During 2006, the Company officers, employees and former directors exercised stock options for an aggregate 662,828 shares. These option exercises generated proceeds of $7.2 million of additional equity. From November 2005 through June 2006, the Company’s Chief Executive Officer exercised stock options and sold Company shares pursuant to a pre-arranged, systematic trading plan to sell company shares pursuant to guidelines specified by Rule 10b5-1 under the Securities and Exchange Act of 1934 and in accordance with the Company’s policies with respect to insider sales. The Chief Executive Officer used the proceeds from the sales of shares under his 10b5-1 plan to fully repay his pre-2003 secured loan under the Company’s now discontinued officer stock loan program and accrued interest thereon totaling $2.1 million. The Company’s Chief Financial Officer and another executive officer also paid a total of $985,000 (including accrued interest) to fully repay similar officer stock loans in 2006.
     The line of credit agreement and the senior unsecured notes require the Company to maintain certain financial ratios. The Company is in compliance with all covenants and other requirements set forth in its debt agreements. A significant decline in demand for the Company’s products and services may cause the Company to reduce its planned level of capital expenditures and lower its working capital needs in order to maintain compliance with the financial ratios in those agreements. An uncured violation of the credit agreements could result in an acceleration of the Company’s debt and increase the Company’s borrowing costs and could even adversely affect the Company’s ability to renew existing credit facilities, or obtain access to new credit facilities in the future. The Company does not anticipate a significant decline in demand for its services and has historically been successful in maintaining compliance with and renewing its debt agreements.

     The following table summarizes the Company’s contractual obligations of its continuing operations at December 31, 2006, and the effect such obligations are expected to have on its liquidity and cash flow in future periods (in thousands):

	2007	2008	2009	2010	2011	Thereafter	Total
Bank line of credit	$—	$—	$—	$81,677	$—	$—	$81,677
Other long-term debt	16,786	12,786	8,500	6,667	8,940	84,393	138,072
Interest on other long-term debt (1)	8,750	7,508	6,744	6,132	5,724	18,237	53,095
Non-cancelable leases	34,473	28,397	21,905	12,910	8,498	18,168	124,351

Total	$60,009	$48,691	$37,149	$107,386	$23,162	$120,798	$397,195

(1)	Excludes interest obligations under the line of credit agreement. See Note 8 of Notes to Consolidated Financial Statements.
     Management believes that borrowings available ($165.5 million at December 31, 2006) under the bank line of credit, cash generated from operations and current working capital of $260.7 million should be sufficient to meet the Company’s anticipated future capital requirements.
Off-Balance Sheet Arrangements with Third Party Lenders
     The Company arranges for consumers to obtain cash advance products from multiple independent third party lenders through the CSO program. As of December 31, 2006, the CSO program was available to consumers in 314 of the Company’s lending locations located in the states of Michigan, Florida and Texas and online to borrowers in Florida and Texas. When a consumer executes a credit services agreement with the Company, the Company agrees, for a fee payable to the Company by the consumer, to provide a variety of credit services to the consumer, one of which is to guarantee the consumer’s obligation to repay the loan received by the consumer from the third party lender if the consumer fails to do so. The Company discontinued the CSO program in Michigan in February 2007, and now offers only cash advances underwritten by the Company to customers in that state.
     For cash advance products originated by third party lenders, each lender is responsible for evaluating each of its customers’ applications, determining whether to approve a cash advance based on an application and determining the amount of the cash advance. The Company is not involved in the lenders’ cash advance approval processes or in determining the lenders’ approval procedures or criteria. At December 31, 2006, the outstanding amount of active cash advances originated by third party lenders was $24.7 million.
     Since the Company may not be successful in collection of these delinquent accounts, the Company’s cash advance loss provision includes amounts estimated to be adequate to absorb credit losses from cash advances in the aggregate cash advance portfolio, including those expected to be assigned to the Company or acquired by the Company as a result of its guaranty obligations. Accrued losses of $1.2 million on portfolios owned by the third-party lenders are included in “Accounts payable and accrued expenses” in the consolidated balance sheets. The Company believes that this amount is adequate to absorb credit losses from cash advances expected to be assigned to the Company or acquired by the Company as a result of its guaranty obligations.
CAUTIONARY STATEMENT REGARDING RISKS AND UNCERTAINTIES THAT MAY AFFECT FUTURE RESULTS
     This Annual Report on Form 10-K, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains statements that are forward-looking, as that term is defined by the Private Securities Litigation Reform Act of 1995 or by the Securities and Exchange Commission in its rules. The Company intends that all forward-looking statements be subject to the safe harbors created by these laws and rules. The actual results of the Company could differ materially from those indicated by the forward-looking statements because of various risks and uncertainties including, without limitation, changes in demands for the Company’s services, the actions of third parties who offer products and services at the Company’s locations, fluctuations in the price of gold, changes in competition, the ability of the Company to open new operating units in accordance with its plans, economic conditions, real estate market fluctuations, interest rate fluctuations, changes in the capital markets, changes in tax and other laws and governmental rules and regulations applicable to the Company’s business, the effect of such changes on the Company’s business or the markets in which it operates, or the ability to successfully integrate newly acquired business into the Company’s operations. When used in this Annual Report on Form 10-K, the words “believes,” “estimates,” “plans,” “expects,” “anticipates,” and similar expressions as they relate to the Company or its management are intended to identify forward-looking statements. All forward-looking statements are based on current expectations regarding important risk factors. These risks and uncertainties are beyond the ability of the Company to control, and, in many cases, the Company cannot predict all of the risks and uncertainties that could cause its actual results to differ materially from those expressed in the forward-looking statements. Such statements should not be regarded as a representation by the Company or any other person that the results expressed in the statements will be achieved.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Market risks relating to the Company’s operations result primarily from changes in interest rates and gold prices. The Company does not engage in speculative or leveraged transactions, nor does it hold or issue financial instruments for trading purposes.
Interest Rate Risk. Management’s objective is to minimize the cost of borrowing through an appropriate mix of fixed and floating rate debt. Derivative financial instruments, such as interest rate cap agreements, may be used for the purpose of managing fluctuating interest rate exposures that exist from ongoing business operations. In 2005, the Company entered into an interest rate cap agreement with a notional amount of $15.0 million of the Company’s outstanding floating rate line of credit for a term of 24 months at a fixed LIBOR rate of 4.5%. This interest rate cap agreement was perfectly effective at December 31, 2006. The Company had net variable rate borrowings outstanding of $81.7 million and $71.1 million at December 31, 2006 and 2005, respectively. Interest rates on $15.0 million of the net variable rate borrowings at December 31, 2006 and 2005, respectively, were capped at 4.5%. If prevailing interest rates were to increase 100 basis points over the rates at December 31, 2006 and 2005, respectively, and the variable rate borrowings outstanding remained constant, the Company’s interest expense would increase by $667,000 and $561,000, and net income after taxes would decrease by $433,000 and $365,000 in 2006 and 2005, respectively. If prevailing interest rates were to decrease 100 basis points from the rates at December 31, 2006 and 2005, respectively, the combined fair values of the Company’s outstanding fixed rate debt ($137.2 million and $96.0 million, respectively) would increase by $6.9 million and $3.5 million as of December 31, 2006 and 2005, respectively.
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
Foreign Exchange Risk. The notes receivable received in the sale of the Company’s foreign operations are subject to the risk of unexpected change in Swedish kronor exchange rates. As a result of fluctuations in Swedish kronor, the Company recorded foreign currency transaction gains of $296,000 (including a loss of $1.1 million on the foreign currency forward contracts) and loss of $834,000 (net of a gain of $731,000 on the foreign currency forward contracts) in 2006 and 2005, respectively. As a result of the establishment of the 68 million Swedish kronor currency forward contracts since mid-year 2005 to minimize the effect of market fluctuations, substantially all of the impact of a potential decline in the exchange rate of the Swedish kronor would be offset by the gains realized on those forward contracts. A hypothetical 10% decline in the exchange rate of the Swedish kronor at December 31, 2006 would have decreased net income by $106,000.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Cash America International, Inc.:
We have completed integrated audits of Cash America International, Inc.’s consolidated financial statements and of its internal control over financial reporting as of December 31, 2006, in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.
Consolidated financial statements
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, stockholders’ equity, comprehensive income and cash flows present fairly, in all material respects, the financial position of Cash America International, Inc. and its subsidiaries at December 31, 2006 and December 31, 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
Internal control over financial reporting
Also, in our opinion, management’s assessment, included in the accompanying Report of Management on Internal Control Over Financial Reporting, that the Company maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control – Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
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
As described in the Report of Management on Internal Control over Financial Reporting, management has excluded Cash America Net Holdings, LLC (“CashNetUSA”) from its assessment of internal control over financial reporting as of December 31, 2006, because its assets were acquired by the Company in a purchase business combination during the third quarter of 2006. We have also excluded CashNetUSA from our audit of internal control over financial reporting. CashNetUSA is a wholly-owned subsidiary whose total assets and total revenues represent less than 6% and 5%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2006.
/s/ PricewaterhouseCoopers LLP
Fort Worth, Texas
February 26, 2007

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
     Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006. In making its assessment of the effectiveness of the Company’s internal control over financial reporting, management of the Company has utilized the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
     Based on management’s assessment, we concluded that, as of December 31, 2006, the Company’s internal control over financial reporting is effective based on those criteria. Management has excluded Cash America Net Holdings, LLC (“CashNetUSA”) from its assessment of internal control over financial reporting as of December 31, 2006, because its assets were acquired by the Company in a purchase business combination during the third quarter of 2006. CashNetUSA’s total assets and total revenue were less than 6% and 5%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2006.
     Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in this Form 10-K.

/s/ DANIEL R. FEEHAN Daniel R. Feehan	/s/ THOMAS A. BESSANT, JR. Thomas A. Bessant, Jr.
President and Chief Executive Officer	Executive Vice President and Chief Financial Officer

February 26, 2007	February 26, 2007

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31,
	2006	2005
Assets
Current assets:
Cash and cash equivalents	$25,723	$18,852
Pawn loans	127,384	115,280
Cash advances, net	79,975	40,704
Merchandise held for disposition, net	87,060	72,683
Finance and service charges receivable	25,377	22,048
Other receivables and prepaid expenses	16,128	13,406
Deferred tax assets	16,324	11,274

Total current assets	377,971	294,247
Property and equipment, net	119,261	94,856
Goodwill	238,499	174,987
Intangible assets, net	27,477	23,391
Other assets	13,036	11,167

Total assets	$776,244	$598,648

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$91,217	$37,217
Customer deposits	7,464	6,239
Income taxes currently payable	2,691	1,449
Current portion of long-term debt	16,786	16,786

Total current liabilities	118,158	61,691
Deferred tax liabilities	12,770	11,344
Other liabilities	1,625	1,689
Long-term debt	202,963	149,208

Total liabilities	335,516	223,932

Commitments and contingencies (Note 10)
Stockholders’ equity:
Common stock, $.10 par value per share, 80,000,000 shares authorized, 30,235,164 shares issued	3,024	3,024
Additional paid-in capital	161,683	156,557
Retained earnings	287,962	229,975
Accumulated other comprehensive income (loss)	20	(5)
Notes receivable secured by common stock	(18)	(2,488)
Treasury shares, at cost (565,840 shares and 999,347 shares December 31, 2006 and 2005, respectively)	(11,943)	(12,347)

Total stockholders’ equity	440,728	374,716

Total liabilities and stockholders’ equity	$776,244	$598,648

See Notes to Consolidated Financial Statements.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	Year Ended December 31,
	2006	2005	2004
Revenue
Finance and service charges	$149,472	$139,772	$110,495
Proceeds from disposition of merchandise	335,552	301,502	250,291
Cash advance fees	195,105	142,068	99,202
Check cashing fees, royalties and other	13,085	11,004	9,490

Total Revenue	693,214	594,346	469,478
Cost of Revenue
Disposed merchandise	204,929	183,799	153,866

Net Revenue	488,285	410,547	315,612

Expenses
Operations	245,885	220,357	173,277
Cash advance loss provision	59,563	42,834	23,529
Administration	51,506	43,227	40,183
Depreciation and amortization	27,312	23,417	17,210

Total Expenses	384,266	329,835	254,199

Income from Operations	104,019	80,712	61,413
Interest expense	(11,945)	(10,610)	(8,148)
Interest income	1,631	1,614	642
Foreign currency transaction gain (loss)	296	(834)	1,116
Gain from termination of contract	2,167	—	—

Income from Continuing Operations before Income Taxes	96,168	70,882	55,023
Provision for income taxes	35,228	26,061	20,058

Income from Continuing Operations	60,940	44,821	34,965

(Loss) income from discontinued operations before income taxes (including loss on disposal of $56 for 2005 and gain of $19,023 for 2004)	—	(56)	28,284
Provision for income (taxes) benefit (including taxes on gain from disposal of $253 for 2005 and $(3,608) for 2004)	—	253	(6,414)

Income from discontinued operations	—	197	21,870

Net Income	$60,940	$45,018	$56,835

Earnings Per Share:
Basic –
Income from continuing operations	$2.05	$1.53	$1.23
Income from discontinued operations	$—	$0.01	$0.77
Net income	$2.05	$1.54	$2.00
Diluted –
Income from continuing operations	$2.00	$1.48	$1.18
Income from discontinued operations	$—	$0.01	$0.74
Net income	$2.00	$1.49	$1.92
Weighted average common shares outstanding:
Basic	29,676	29,326	28,468
Diluted	30,532	30,206	29,584
Dividends declared per common share	$0.10	$0.10	$0.37
See Notes to Consolidated Financial Statements.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	Year Ended December 31,
	2006		2005		2004
	Shares	Amount	Shares	Amount	Shares	Amount
Common stock
Balance at end of year	30,235,164	$3,024	30,235,164	$3,024	30,235,164	$3,024

Additional paid-in capital
Balance at beginning of year		156,557		154,294		141,867
Reissuance of treasury shares		—		—		7,298
Shares issued under stock-based plans		(2,765)		(445)		210
Stock-based compensation expense		2,623		1,677		1,199
Excess tax benefit from stock-based compensation		5,268		1,031		3,720

Balance at end of year		161,683		156,557		154,294

Retained earnings
Balance at beginning of year		229,975		187,860		141,642
Net income		60,940		45,018		56,835
Dividends declared		(2,953)		(2,903)		(10,617)

Balance at end of year		287,962		229,975		187,860

Accumulated other comprehensive income (loss)
Balance at beginning of year		(5)		—		7,995
Unrealized derivatives gain (loss)		25		(5)		—
Foreign currency translation gain		—		—		(1,741)
Sale of subsidiaries		—		—		(6,254)

Balance at end of year		20		(5)		—

Notes receivable secured by common stock
Balance at beginning of year		(2,488)		(2,488)		(2,488)
Payments on notes receivable		2,470		—		—

Balance at end of year		(18)		(2,488)		(2,488)

Treasury shares at cost
Balance at beginning of year	(999,347)	(12,347)	(938,386)	(8,754)	(2,040,180)	(15,547)
Purchases of treasury shares	(258,063)	(9,602)	(298,210)	(6,239)	(184,198)	(4,328)
Reissuance of treasury shares	—	—	—	—	578,793	5,264
Shares issued under stock-based plans	691,570	10,006	237,249	2,646	707,199	5,857

Balance at end of year	(565,840)	(11,943)	(999,347)	(12,347)	(938,386)	(8,754)

Total Stockholders’ Equity		$440,728		$374,716		$333,936

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Year Ended December 31,
	2006	2005	2004
Net income	$60,940	$45,018	$56,835
Other comprehensive loss –
Unrealized derivative gain (loss), net of tax expense (benefit) of $14 and $(3)	25	(5)	—
Foreign currency translation loss, net of taxes of $-0-	—	—	(1,741)

Total Comprehensive Income	$60,965	$45,013	$55,094

See notes to consolidated financial statements.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2006	2005	2004
Cash Flows from Operating Activities of Continuing Operations:
Net income	$60,940	$45,018	$56,835
Income from discontinued operations	—	(197)	(21,870)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	27,312	23,417	17,210
Cash advance loss provision	59,563	42,834	23,529
Stock-based compensation expense	2,623	1,677	1,199
Foreign currency transaction (gain) loss	(296)	834	(1,116)
Gain on termination of contract	(2,167)	—	—
Changes in operating assets and liabilities –
Merchandise held for disposition	7,128	12,499	4,830
Finance and service charges receivable	(4,579)	(1,861)	(1,359)
Other receivables and prepaid expenses	(4,981)	(3,191)	(2,569)
Accounts payable and accrued expenses	17,969	4,264	(5,723)
Customer deposits, net	696	461	714
Current income taxes, net	6,510	229	3,918
Excess income tax benefit from stock-based compensation	(5,268)	(1,031)	(3,720)
Deferred income taxes, net	(3,638)	(1,633)	5,074

Net cash provided by operating activities of continuing operations	161,812	123,320	76,952

Cash Flows from Investing Activities of Continuing Operations:
Pawn loans made	(395,104)	(361,077)	(290,013)
Pawn loans repaid	210,177	202,015	157,624
Principal recovered on forfeited loans through dispositions	158,568	139,365	122,115
Cash advances made, assigned or purchased	(759,822)	(624,303)	(447,113)
Cash advances repaid	682,473	578,475	418,647
Acquisitions, net of cash acquired	(64,927)	(19,937)	(122,413)
Purchases of property and equipment	(46,355)	(27,255)	(28,491)
Proceeds from insurance claims	1,934	530	—
Proceeds from disposition of assets and termination of contract	2,198	486	—

Net cash used by investing activities of continuing operations	(210,858)	(111,701)	(189,644)

Cash Flows from Financing Activities of Continuing Operations:
Net borrowings (repayments) under bank line of credit	10,540	(21,346)	24,372
Issuance of long-term notes	60,000	40,000	—
Debt issuance costs paid	(261)	(1,328)	—
Payments on notes payable and other obligations	(16,786)	(19,286)	(8,286)
Payments on notes receivable secured by common stock	2,470	—	—
Proceeds from exercise of stock options	7,241	2,202	6,067
Excess income tax benefit from stock-based compensation	5,268	1,031	3,720
Treasury shares purchased	(9,602)	(6,240)	(4,328)
Dividends paid	(2,953)	(2,903)	(10,617)

Net cash provided (used) by financing activities of continuing operations	55,917	(7,870)	10,928

Cash Flows from Discontinued Operations:
Net cash provided by operating activities of discontinued operations	—	—	9,022
Net cash provided by investing activities of discontinued operations	—	—	97,791
Net cash used by financing activities of discontinued operations	—	—	(1,905)

Net cash provided by discontinued operations	—	—	104,908

Net increase in cash and cash equivalents	6,871	3,749	3,144
Cash and cash equivalents at beginning of year	18,852	15,103	11,959

Cash and cash equivalents at end of year	$25,723	$18,852	$15,103

See notes to consolidated financial statements.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Nature of the Company
     Cash America International, Inc. (the “Company”) is a provider of specialty financial services to individuals in the United States. The Company offers secured non-recourse loans, commonly referred to as pawn loans, to individuals through its pawn lending operations. The pawn loan portfolio generates finance and service charges revenue. A related activity of the lending operations is the disposition of merchandise, primarily collateral from unredeemed pawn loans. The Company also offers unsecured cash advances in selected lending locations and over the internet and on behalf of independent third-party lenders in other locations and over the internet. In addition, the Company provides check cashing and related financial services through many of its lending locations and through its franchised and company-owned check cashing centers.
     On September 15, 2006, the Company, through its wholly-owned subsidiary Cash America Net Holdings, LLC, purchased substantially all of the assets of The Check Giant, LLC (“TCG”). TCG offered short-term cash advances exclusively over the internet under the name “CashNetUSA.” The Company paid an initial purchase price of approximately $35.9 million in cash at closing and transaction costs of approximately $2.9 million. The operating results of CashNetUSA have been included in the Company’s consolidated financial statements from the date of acquisition. See Note 3.
     As of December 31, 2006, the Company had 918 total locations and an internet-based subsidiary offering products and services to its customers. The pawn lending operations consisted of 487 pawnshops, including 475 owned units and 12 unconsolidated franchised units in 22 states. The cash advance operations consisted of 295 locations in 7 states, and CashNetUSA which serves multiple markets through its internet distribution channel and had cash advances outstanding in 29 states. The check cashing operations consisted of 136 total locations, including 131 franchised and 5 company-owned check cashing centers in 18 states.
     Prior to September 7, 2004, the Company also provided financial services to individuals in the United Kingdom and Sweden (the “foreign pawn lending operations”). In order to dedicate its strategic efforts and resources on the growth opportunities of pawn lending and cash advance activities in the United States, the Company sold its foreign pawn lending operations on September 7, 2004. The results of the foreign pawn lending operations have been reclassified as discontinued operations for all periods presented in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” See Note 17.
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
     Cash advances provide customers with cash in exchange for a promissory note or other repayment agreement supported, in most cases, by that customer’s personal check or authorization to debit that customer’s account via an Automated Clearing House (“ACH”) transaction for the aggregate amount of the payment due. To repay the cash advance, a customer may pay cash, or, as applicable, allow the check to be presented for collection, or allow the customer’s checking account to be debited through an ACH for the amount due. The Company accrues fees and interest on cash advances on a constant yield basis ratably over the period of the cash advance, pursuant to its terms. For those locations that offer cash advances from third-party lenders, the Company receives a credit services fee for services provided on their behalf and on behalf of borrowers. These fees are deferred and amortized over the term of the loan.
     During 2005, the Company started providing a cash advance product in some markets under a credit services organization program, whereby the Company assists in arranging loans for customers from independent third-party lenders. The Company also guarantees the customer’s payment obligations in the event of default if the customer is approved for and accepts the loan. The borrower pays fees to the Company under the credit services organization program (“CSO fees”) for performing services on the borrower’s behalf, including credit services, and for agreeing to guaranty the borrower’s payment obligations to the lender. As a result of providing the guaranty, a portion of the CSO fees is accounted for in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” The CSO fees are deferred and amortized over the term of the loan and recorded as cash advance

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
fees in the accompanying consolidated statements of income. The contingent loss on the guaranteed loans is accrued and recorded as a liability. See Note 4.
     The Company records fees derived from its owned check cashing locations and many of its lending locations in the period in which the service is provided. Royalties derived from franchise locations are recorded on an accrual basis. Other revenues derived from other financial services such as money order commissions, prepaid debit card fees, etc. are recognized when earned.
Allowance for Losses on Cash Advances • In order to manage the portfolio of cash advances effectively, the Company utilizes a variety of underwriting criteria, monitors the performance of the portfolio, and maintains either an allowance or accrual for losses.
     The Company maintains either an allowance or accrual for losses on cash advances (including fees and interest) at a level estimated to be adequate to absorb credit losses inherent in the outstanding combined Company and third-party lender portfolio (the portion owned by independent third-party lenders). The allowance for losses on Company-owned cash advances offsets the outstanding cash advance amounts in the consolidated balance sheets. Active third-party lender-originated cash advances are not included in the consolidated balance sheets. An accrual for contingent losses on third-party lender-owned cash advances that are guaranteed by the Company is maintained and included in “Accounts payable and accrued expenses” in the consolidated balance sheets.
     Cash advances written during each calendar month are aggregated and tracked to develop a performance history. The Company stratifies the outstanding combined portfolio by age, delinquency, and stage of collection when assessing the adequacy of the allowance for losses. Historical collection performance adjusted for recent portfolio performance trends is utilized to develop expected loss rates to establish either the allowance or accrual. Increases in either the allowance or accrual are created by recording a cash advance loss provision in the consolidated statements of income. The Company charges off all cash advances once they have been in default for 60 days or sooner if deemed uncollectible. Recoveries on losses previously charged to the allowance are credited to the allowance when collected.
     The allowance deducted from the carrying value of cash advances was $19.5 million and $6.3 million at December 31, 2006 and 2005, respectively. The accrual for losses on third-party lender-owned cash advances was $1.2 million and $874,000 at December 31, 2006 and 2005, respectively. See Note 4.
Merchandise Held for Disposition and Cost of Disposed Merchandise • Merchandise held for disposition includes merchandise acquired from unredeemed loans, merchandise purchased directly from the public and merchandise purchased from vendors. Merchandise held for disposition is stated at the lower of cost (specific identification) or market. The cost of merchandise, computed on the specific identification basis, is removed from merchandise held for disposition and recorded as a cost of revenue at the time of sale. Cash received upon the sale of forfeited merchandise is classified as a recovery of principal on unredeemed loans under investing activities and any related profit or loss on disposed merchandise is included in operating activities in the period when the merchandise is sold. The Company provides an allowance for valuation and shrinkage based on management’s evaluation of the characteristics of the merchandise. The allowance deducted from the carrying value of merchandise held for disposition amounted to $1.9 million and $1.8 million at December 31, 2006 and 2005, respectively.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Property and Equipment • Property and equipment is recorded at cost. The cost of property retired or sold and the related accumulated depreciation are removed from the accounts, and any resulting gain or loss is recognized in the consolidated statements of income. Depreciation expense is generally provided on a straight-line basis, using the following estimated useful lives:

Buildings and building improvements (1)	7 to 40 years
Leasehold improvements (2)	2 to 10 years
Furniture, fixtures and equipment	2 to 7 years
Computer software	3 to 5 years

(1)	Structural components are depreciated over 30 to 40 years and the remaining building systems and features are depreciated over 7 to 20 years.

(2)	Leasehold improvements are depreciated over the terms of the lease agreements with a maximum of 10 years.
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
Goodwill and Other Intangible Assets • SFAS No. 142, “Goodwill and Other Intangible Assets,” became effective January 1, 2002, and, as a result, the Company discontinued the amortization of goodwill as of that date. In lieu of amortization, the Company is required to perform an impairment review of goodwill at least annually. The Company completed its reviews during 2004, 2005 and 2006. Based on the results of these tests, management determined that there was no impairment as the respective fair values of each of the Company’s reporting units exceeded their respective carrying amounts. See Note 6.
     The Company amortizes intangible assets with an estimable life on the basis of their expected periods of benefit, generally 3 to 10 years. The costs of start-up activities and organization costs are charged to expense as incurred.
Impairment of Long-Lived Assets • An evaluation of the recoverability of property and equipment and intangible assets is performed whenever the facts and circumstances indicate that the carrying value may be impaired. An impairment loss is recognized if the future undiscounted cash flows associated with the asset are less than the asset’s corresponding carrying value. The amount of the impairment loss, if any, is the excess of the asset’s carrying value over its estimated fair value.
Income Taxes • The provision for income taxes is based on income before income taxes as reported for financial statement purposes. Deferred income taxes are provided for in accordance with the assets and liability method of accounting for income taxes in order to recognize the tax effects of temporary differences between financial statement and income tax accounting.
Hedging and Derivatives Activity • As a policy, the Company does not engage in speculative or leveraged transactions, nor does it hold or issue financial instruments for trading purposes. The Company does periodically use derivative financial instruments, such as interest rate cap agreements, for the purpose of managing interest rate exposures that exist from ongoing business operations. In September 2005, the Company entered into an interest rate cap agreement that has been determined to be a perfectly effective cash flow hedge pursuant to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), and its corresponding amendments under SFAS No. 138 “Accounting for Certain

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Derivative Instruments and Certain Hedging Activities – an Amendment of FASB Statement No. 133” (“SFAS 138”) and SFAS No. 149 “Amendment of FASB Statement No. 133 on Derivative and Hedging Activities” (“SFAS 149”). The fair value of the interest rate cap agreement is recognized in the accompanying consolidated balance sheets and changes in its fair value are recognized in accumulated other comprehensive income/loss. The Company also entered into foreign currency forward contracts in 2005 to minimize the effect of market fluctuations. See Note 13. The Company may periodically enter into forward sale contracts with a major gold bullion bank to sell fine gold that is produced in the normal course of business from the Company’s liquidation of forfeited gold merchandise. These contracts are not accounted for as derivatives because they meet the criteria for the normal purchases and normal sales scope exception in SFAS 133.
Operations and Administration Expenses • Operations expenses include expenses incurred for personnel, occupancy and marketing that are directly related to the pawn lending, cash advance and check cashing operations. These costs are incurred within the lending locations and the Company’s call centers for customer service and collections. In addition, similar costs related to non-home office management supervision and oversight of locations are included in operations expenses. Administration expenses include expenses incurred for personnel and general office activities such as accounting and legal directly related to corporate administrative functions.
Advertising Costs • Costs of advertising are expensed at the time of first occurrence. Advertising expense for continuing operations was $18.5 million, $12.9 million and $11.2 million for the years ended December 31, 2006, 2005, and 2004, respectively.
Stock-Based Compensation • Beginning January 1, 2006, the Company has accounted for its stock-based employee compensation plans in accordance with Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS 123R”), using the modified prospective method. Under the modified prospective method, the Company is required to recognize compensation expense over the remaining vesting periods for the portion of stock-based awards for which the requisite service had not been rendered as of January 1, 2006. Prior to January 1, 2006, stock-based compensation was accounted for in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” often referred to as the “intrinsic value” based method, and no compensation expense was recognized for the stock options. The financial statements for the years ended December 31, 2005 and 2004, which were prior to the adoption of SFAS 123R, have not been restated and do not reflect the recognition of the compensation cost related to the stock options. The Company has elected to use the transition method of FASB Staff Position FAS 123(R)-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Awards” (“FSP FAS 123 (R)-3”), the “short-cut method” to determine its pool of windfall tax benefits as of January 1, 2006. The following table illustrates the effect on net income and earnings per share had the Company applied SFAS No. 123R for the year ended December 2005 and 2004 (in thousands, except per share amounts).

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     Included in the pro forma amounts below for 2004 is the effect of the vesting of 576,547 shares which accelerated pursuant to the original terms of the options due to price performance of the underlying Company shares. As a result, the pro forma compensation expense of those option shares is reflected in 2004, rather than in future years had scheduled vesting occurred during the years 2005 through 2007. No accelerated vesting of stock options occurred during 2005.

	2005	2004
Income from continuing operations – as reported	$44,821	$34,965
Deduct: Stock option compensation expense (a)	65	1,005

Income from continuing operations – pro forma	$44,756	$33,960

Net income – as reported	$45,018	$56,835
Deduct: Total stock-based employee compensation expense (a)	65	1,005

Net income – pro forma	$44,953	$55,830

Net income per share –
Basic:
Income from continuing operations – as reported	$1.53	$1.23
Income from continuing operations – pro forma	$1.53	$1.20
Net income – as reported	$1.54	$2.00
Net income – pro forma	$1.54	$1.97
Diluted:
Income from continuing operations – as reported	$1.48	$1.18
Income from continuing operations – pro forma	$1.48	$1.14
Net income – as reported	$1.49	$1.92
Net income – pro forma	$1.48	$1.88

(a)	Determined under fair value based method for all awards, net of related tax effects. “All awards” refers to awards granted, modified, or settled in fiscal periods beginning after December 15, 1994, that is, options for which the fair value was required to be measured under SFAS 123.
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

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     The following table sets forth the reconciliation of numerators and denominators of basic and diluted earnings per share computations for the years ended December 31, 2006, 2005 and 2004 (in thousands, except per share amounts):

	2006	2005	2004
Numerator:
Income from continuing operations available to common stockholders	$60,940	$44,821	$34,965
Income from discontinued operations available to common stockholders	—	197	21,870

Net income available to common shareholders	$60,940	$45,018	$56,835

Denominator:
Weighted average common shares outstanding	29,519	29,215	28,401
Weighted average vested restricted stock units	98	47	1
Weighted average shares in non-qualified savings plan	59	64	66

Total weighted average basic shares	29,676	29,326	28,468
Effect of shares applicable to stock option plans	488	528	780
Effect of restricted stock unit compensation plans	368	352	336

Total weighted average diluted shares	30,532	30,206	29,584

Basic earnings per share:
Income from continuing operations	$2.05	$1.53	$1.23
Income from discontinued operations	—	0.01	0.77

Net income	$2.05	$1.54	$2.00

Diluted earnings per share:
Income from continuing operations	$2.00	$1.48	$1.18
Income from discontinued operations	—	0.01	0.74

Net income	$2.00	$1.49	$1.92

     The shares held in the Company’s non-qualified savings plan have been reclassified to the basic earnings per share computation as the distribution of those shares is not contingent upon future services. All prior periods presented have been restated to reflect this reclassification. There is no impact on the previously reported basic earnings per share from this reclassification.
     There were no anti-dilutive shares for the years ended December 31, 2006, 2005 and 2004.
Recent Accounting Pronouncements • In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 requires that a more-likely-than-not threshold be met before the benefit of a tax position may be recognized in the financial statements and prescribes how such benefit should be measured. It requires that the new standard be applied to the balances of assets and liabilities as of the beginning of the period of adoption and that a corresponding adjustment be made to the opening balance of retained earnings. FIN 48 will be effective for fiscal years beginning after December 15, 2006. The Company is evaluating the potential effect of FIN 48, but does not expect it to have a material effect on the Company’s consolidated financial position or results of operations.
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

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
2007 and interim periods within those fiscal years. The Company does not expect SFAS 157 to have a material effect on the Company’s consolidated financial position or results of operations, but anticipates additional disclosures when it becomes effective.
Reclassifications • Certain amounts in the consolidated financial statements for 2005 and 2004 have been reclassified to conform to the presentation format adopted in 2006. These reclassifications have no effect on net income previously reported.
Revised Consolidated Statements of Cash Flows • The Company revised the consolidated statements of cash flows for the years ended December 31, 2005 and 2004, to include the proceeds from the sale of the assets of the discontinued foreign pawn lending operations in the summary of “Cash flows from discontinued operations” section. Previously, these proceeds were classified in cash flows from investing activities of continuing operations. This revision has no effect on total cash flows from operating, investing and financing activities as previously reported but the proceeds from sale of the Company’s foreign pawn lending operations have been revised to be included in cash flows from discontinued operations. This revision does not impact the net change in cash and cash equivalents for the years ended December 31, 2005 and 2004.
3. Acquisitions
CashNetUSA • Pursuant to its business strategy of expanding its reach into new markets with new customers and new financial services, on September 15, 2006, the Company, through its wholly-owned subsidiary Cash America Net Holdings, LLC, purchased substantially all of the assets of TCG. TCG offered short-term cash advances exclusively over the internet under the name “CashNetUSA.” The Company paid an initial purchase price of approximately $35.9 million in cash and transaction costs of approximately $2.9 million, and has continued to use the CashNetUSA trade name in connection with its online operations. In determining the purchase price reached in negotiations leading to the purchase, the Company considered, in addition to the cost of the assets acquired, management’s assessment of CashNetUSA’s future earnings potential and the anticipated rate of return from the investment in CashNetUSA. The portion of the purchase price that exceeds the value of the tangible assets and defined life intangible assets acquired has been recognized as goodwill. The Company’s consolidated financial statements include the operating results of CashNetUSA from the date of acquisition. The Company has also agreed to pay up to five supplemental earn-out payments during the two year period after the closing. The amount of each supplemental payment will be based on a multiple of earnings attributable to CashNetUSA’s business for the twelve months preceding the date of determining each scheduled supplemental payment. Each supplemental payment will be reduced by amounts previously paid. The supplemental payments are to be paid in cash; the Company may, at its option pay up to 25% of each supplemental payment in shares of its common stock based on an average share price as of the measurement date. Substantially all of these supplemental payments will be accounted for as goodwill. The terms and method of calculating these supplemental payments are described more fully in the asset purchase agreement. The first supplemental payment of approximately $33.8 million, which was paid in February 2007 in cash, was based on the trailing twelve months earnings of CashNetUSA through December 31, 2006 and reflects adjustments for amounts previously paid. Goodwill recorded in connection with the acquisition is deductible for tax purposes. (See Note 20 for pro forma financial information.)

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     Under the purchase method of accounting, the net assets of TCG were recorded at their respective fair values as of the purchase date. Fair values were determined by internal studies and independent third-party appraisals. Intangible assets acquired in this transaction, principally non-competition agreements, lead provider relationships and customer relationships, will be amortized over a period based on their estimated useful lives. The excess of the cost of acquired assets over the net amounts assigned to assets acquired and liabilities assumed was recognized as goodwill. The purchase price of CashNetUSA, including the contingent payment as of December 31, 2006, was allocated as follows (in thousands):

Cash advances	$18,677
Property and equipment	1,562
Goodwill	46,871
Intangible assets	6,264
Other assets (liabilities), net	9

Net assets acquired	73,383
Cash considerations payable	(33,761)
Acquisition costs payable	(844)

Total cash paid for acquisition	$38,778

     Future supplemental payments under the asset purchase agreement will be recorded as goodwill.
Other Acquisitions • Pursuant to the Company’s business strategy of acquiring existing pawnshop and/or cash advance locations that can benefit from the Company’s centralized management and standardized operations, during 2006, the Company acquired certain assets of 19 pawnshop locations in purchase transactions for a total purchase price of $27.2 million. The excess of cost of acquired assets over the net amounts assigned to assets acquired and liabilities assumed was recognized as goodwill.
     In 2005 the Company acquired nine pawnshops and a cash advance location in purchase transactions for an aggregate purchase price of $19.0 million. Three of the nine pawnshops acquired in 2005 were franchised locations operated by an entity controlled by the Chairman of the Board of Directors of the Company. See Note 21. In December 2004, the Company acquired substantially all of the pawn operating assets of Camco, Inc., which operated under the trade name “SuperPawn” in four states in the western United States. The transaction provided the Company its initial entry into the western United States for pawn lending activities. The initial aggregate purchase consideration and costs totaled $118.4 million, which consisted of $104.8 million in cash and a payable for $1.5 million that was to be reconciled upon post transaction accounting, 578,793 shares of the Company’s stock valued at $12.6 million and acquisition costs of $1.0 million. After the post transaction accounting reconciliation, the payable for $1.5 million was adjusted and settled for $850,000 in 2005, reducing the final aggregate purchase consideration and costs to $117.7 million. Also in 2004, the Company acquired, in two distinct transactions, the operating assets of 32 cash advance locations in southern California for $14.6 million in cash, and a pawnshop in Florida in November 2004 for $589,000.
     All of the amounts of goodwill recorded in the acquisitions are expected to be deductible for tax purposes.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     The following table provides information concerning the other acquisitions made by the Company’s continuing operations during 2006, 2005 and 2004 ($ in thousands):

	2006	2005	2004
Number of stores acquired:
Pawnshops	19	9	42
Cash advance locations	—	1	32
Purchase price allocated to:
Pawn loans	$4,365	$3,631	$26,781
Finance and service charges receivable	467	383	3,715
Cash advances and fees receivable	810	34	2,302
Merchandise held for disposition, net	2,885	1,283	13,592
Property and equipment	178	189	7,165
Goodwill	16,668	11,386	65,285
Intangible assets	1,475	2,170	20,824
Other assets, net of accrued liabilities	367	(78)	(679)

Total purchase price, net of cash acquired	27,215	18,998	138,985
Stock issued in acquisitions	—	—	(12,562)
Note issued in acquisition (a)	—	—	(2,500)
Final cash settlement for prior year acquisition	—	850	—
Purchase price adjustments for prior year acquisition	—	159	—
Cash consideration payable	(1,066)	(70)	(1,510)

Total cash paid for acquisitions	$26,149	$19,937	$122,413

(a)	Note issued in settlement of earn-out agreement related to the acquisition of Cashland in August 2003 which was repaid in 2005.
4. Cash Advances, Allowance for Losses and Accruals for Losses on Third-Party Lender-Owned Cash Advances
     The Company offers cash advance products through its cash advance locations and most of its pawnshops. Since its acquisition of CashNetUSA in September 2006, the Company also offers cash advances through an internet distribution channel. The cash advance products are generally offered as single payment cash advance loans. These cash advance loans typically have a term of 7 to 45 days and are generally payable on the customer’s next payday. The Company originates cash advances in some of its locations and in other locations arranges for customers to obtain cash advances from independent third-party lenders. In a cash advance transaction, a customer executes a promissory note or other repayment agreement typically supported by that customer’s personal check or authorization to debit the customer’s checking account via an ACH transaction. Customers may repay the amount due either with cash, by allowing their check to be presented for collection, or by allowing their checking account to be debited via an ACH transaction.
     The Company offers services in connection with single payment cash advances originated by independent third-party lenders, whereby the Company acts as a credit services organization on behalf of consumers in accordance with applicable state laws (the “CSO program”). Credit services that the Company provides to its customers under the CSO program include arranging loans with independent third-party lenders, assisting in the preparation of loan applications and loan documents, and accepting loan payments at the location where the loans were arranged. To assist the customer in obtaining a loan through the CSO program, the Company also, as part of the credit services it provides to the customer, guarantees, on behalf of the customer, the customer’s payment obligations to the third-party lender under the loan. A customer who obtains a loan through the CSO program pays the Company a fee for the credit services, including the guaranty, and enters into a contract with the Company governing the credit services

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
arrangement. Losses on cash advances acquired by the Company as a result of its guaranty obligations are the responsibility of the Company. As of December 31, 2006, the CSO program was offered in Texas, Florida and, on a limited basis, Michigan. The Company discontinued the CSO program in Michigan in February 2007, and now offers only cash advances underwritten by the Company to customers in that state.
     If the Company collects a customer’s delinquent amount that exceeds the amount paid to the third- party lender pursuant to the terms of the guaranty, the Company is entitled to the excess and recognizes it in income when collected. Since the Company may not be successful in collection of these delinquent amounts, the Company’s cash advance loss provision includes amounts estimated to be adequate to absorb credit losses from cash advances in the aggregate cash advance portfolio, including those expected to be acquired by the Company as a result of its guaranty obligations. The estimated amounts of losses on portfolios owned by the third-party lenders are included in “Accounts payable and accrued expenses” in the consolidated balance sheets.
     Prior to the program’s discontinuance, for cash advances originated by commercial banks, the banks sold participation interests in the bank-originated cash advances to third parties, and the Company purchased sub-participation interests in certain of those participations. The Company also received an administrative fee for its services. In order to benefit from the use of the Company’s collection resources and proficiency, the banks assigned cash advances unpaid after their payment due date to the Company at a discount from the amount owed by the borrower.
     The Company discontinued offering single payment third-party bank-originated cash advances to its Texas, Florida and North Carolina customers in January 2006, discontinued offering single payment third party bank-originated cash advances to its Michigan customers in July 2005 and to its California customers in August 2005, discontinued offering single and multi-payment third-party bank-originated cash advances to its Georgia customers in April 2006, and discontinued offering multi-payment third-party bank-originated cash advances to its California customers in July 2006.
     Cash advances outstanding at December 31, 2006 and 2005, were as follows (in thousands):

	2006	2005
Funded by the Company:
Active cash advances and fees receivable	$69,489	$32,207
Cash advances and fees in collection	24,499	7,510

Total Funded by the Company	93,988	39,717
Purchased by the Company from third-party lenders	5,500	7,296

Company-owned cash advances and fees receivable, gross	99,488	47,013
Less: Allowance for losses	19,513	6,309

Cash advances and fees receivable, net	$79,975	$40,704

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     Changes in the allowance for losses for Company-owned portfolio and the accrued loss for third-party lender-owned portfolio for the years ended December 31, 2006, 2005 and 2004 were as follows (in thousands):

	2006	2005	2004
Company-owned cash advances
Balance at beginning of year	$6,309	$4,358	$3,393
Cash advance loss provision	59,284	42,302	23,242
Charge-offs	(56,276)	(50,145)	(29,833)
Recoveries	10,196	9,794	7,556

Balance at end of year	$19,513	$6,309	$4,358

Accrual for third-party lender-owned cash advances
Balance at beginning of year	$874	$342	$55
Increase in loss provision	279	532	287

Balance at end of year	$1,153	$874	$342

     Cash advances assigned to the Company for collection were $33.8 million, $67.6 million and $45.9 million during 2006, 2005 and 2004, respectively. The Company’s participation interest in third-party lender originated cash advances at December 31, 2006, 2005 and 2004 was $-0-, $2.6 million and $7.4 million, respectively.
5. Property and Equipment
     Major classifications of property and equipment at December 31, 2006 and 2005 were as follows (in thousands):

	2006			2005
		Accumulated			Accumulated
	Cost	Depreciation	Net	Cost	Depreciation	Net
Land	$4,955	$—	$4,955	$5,014	$—	$5,014
Buildings and leasehold improvements	130,230	(64,520)	65,710	116,307	(57,228)	59,079
Furniture, fixtures and equipment	79,931	(48,272)	31,659	67,076	(40,910)	26,166
Computer software	35,358	(18,421)	16,937	21,229	(16,632)	4,597

Total	$250,474	$(131,213)	$119,261	$209,626	$(114,770)	$94,856

     The Company recognized depreciation expense of $23.7 million, $20.1 million and $15.9 million during 2006, 2005 and 2004, respectively.
6. Goodwill and Other Intangible Assets
     Goodwill and other intangible assets having an indefinite useful life are tested for impairment annually at June 30, or more frequently if events or changes in circumstances indicate that the assets might be impaired, using a two-step impairment assessment. The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired, and the second step of the impairment test is not necessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The useful lives of other intangible assets must be reassessed and the remaining amortization periods adjusted accordingly. Based on the results of the

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
initial and the subsequent annual impairment tests, management determined that there have been no impairments.
Goodwill • Changes in the carrying value of goodwill for the years ended December 31, 2006 and 2005 were as follows (in thousands):

	Pawn	Cash	Check
	Lending	Advance	Cashing	Consolidated

Balance as of January 1, 2006, net of amortization of $20,788	$125,059	$44,618	$5,310	$174,987
Acquisitions	16,668	46,871	—	63,539
Adjustments	(27)	—	—	(27)

Balance as of December 31, 2006	$141,700	$91,489	$5,310	$238,499

Balance as of January 1, 2005, net of amortization of $20,788	$114,341	$44,422	$5,310	$164,073
Acquisitions	11,196	190	—	11,386
Adjustments	(478)	6	—	(472)

Balance as of December 31, 2005	$125,059	$44,618	$5,310	$174,987

Acquired Intangible Assets • Acquired intangible assets that are subject to amortization as of December 31, 2006 and 2005, were as follows (in thousands):

	2006			2005
		Accumulated			Accumulated
	Cost	Depreciation	Net	Cost	Depreciation	Net
Non-competition agreements	$11,065	$(3,403)	$7,662	$8,555	$(1,888)	$6,667
Customer relationships	9,674	(5,017)	4,657	6,644	(3,098)	3,546
Lead provider relationships	1,877	(125)	1,752	—	—	—
Other	526	(120)	406	269	(91)	178

Total	$23,142	$(8,665)	$14,477	$15,468	$(5,077)	$10,391

     Non-competition agreements are amortized over the applicable terms of the contracts. Customer and lead provider relationships are generally amortized over five to six years based on the pattern of economic benefits provided. At December 31, 2006 and 2005, tradenames of $5.3 million and licenses of $7.7 million obtained in the acquisitions are not subject to amortization.
Amortization • Amortization expense for the acquired intangible assets is as follows (in thousands):

Actual amortization expense for the year ended December 31:
2006	$3,653
2005	3,230
2004	1,315
Estimated future amortization expense for the years ended December 31:
2007	$4,431
2008	3,956
2009	3,032
2010	1,311
2011	858

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
7. Accounts Payable and Accrued Expenses
     Accounts payable and accrued expenses at December 31, 2006 and 2005, were as follows (in thousands):

	2006	2005
Trade accounts payable	$16,248	$7,989
Accrued taxes, other than income taxes	3,850	3,912
Accrued payroll and fringe benefits	21,326	16,784
Accrued interest payable	1,456	1,854
Purchase consideration payable	33,761	70
Accrual for losses on third-party lender-owned cash advances	1,153	874
Acquisition costs payable	844	—
Other accrued liabilities	12,579	5,734

Total	$91,217	$37,217

8. Long-term Debt
     The Company’s long-term debt instruments and balances outstanding at December 31, 2006 and 2005, were as follows (in thousands):

	2006	2005
Line of credit due 2010	$81,677	$71,137
6.21% senior unsecured notes due 2021	25,000	—
6.09% senior unsecured notes due 2016	35,000	—
6.12% senior unsecured notes due 2015	40,000	40,000
7.20% senior unsecured notes due 2009	25,500	34,000
7.10% senior unsecured notes due 2008	8,572	12,857
8.14% senior unsecured notes due 2007	4,000	8,000

Total debt	219,749	165,994
Less current portion	16,786	16,786

Total long-term debt	$202,963	$149,208

     At December 31, 2006 and 2005, borrowings under the Company’s bank line of credit consisted of three pricing tranches with conclusion dates ranging from 1 to 32 days, respectively. However, pursuant to the bank line of credit agreement which expires in 2010, the Company routinely refinances these borrowings within its long-term facility. Therefore, these borrowings are reported as part of the line of credit and as long-term debt.
     On December 19, 2006, the Company issued $60.0 million of senior unsecured long-term notes. The notes were comprised of $35.0 million 6.09% senior notes due 2016 payable in five annual payments of $7.0 million beginning December 19, 2012; and $25.0 million 6.21% senior notes due 2021 payable in eleven annual payments of $2.3 million beginning December 19, 2011. Net proceeds received from the issuance of the notes were used to reduce the amount outstanding under the bank line of credit and for general corporate purposes.
     In February 2005, the Company amended and restated the existing line of credit agreement to increase the credit limit to $250 million and extend the maturity to February 2010. Interest on the amended line of credit is charged, at the Company’s option, at either LIBOR plus a margin or at the agent’s base rate. The margin on the line of credit varies from 0.875% to 1.875% (1.125% at December 31, 2006), depending on the Company’s cash flow leverage ratios as defined in the amended agreement. The Company also pays

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
a fee on the unused portion ranging from 0.25% to 0.30% (0.25% at December 31, 2006) based on the Company’s cash flow leverage ratios. The weighted average interest rate (including margin) on the line of credit at December 31, 2006 was 6.5%. On September 30, 2005, the Company entered into an interest rate cap agreement with a notional amount of $15.0 million of the Company’s outstanding floating rate line of credit for a term of 24 months at a fixed rate of 4.5%. This interest rate cap agreement has been determined to be a perfectly effective cash flow hedge. See Note 13.
     In December 2005, the Company issued $40.0 million of 6.12% senior unsecured notes, due in December 2015. The notes are payable in six equal annual payments beginning December 2010. Net proceeds received from the issuance of the notes were used to reduce the amount outstanding under the Company’s bank line of credit.
     The credit agreements governing the line of credit and the senior unsecured notes require the Company to maintain certain financial ratios. The Company is in compliance with all covenants or other requirements set forth in its credit agreements as amended.
     As of December 31, 2006, annual maturities of the outstanding long-term debt, including the Company’s line of credit, for each of the five years after December 31, 2006 are as follows (in thousands):

2007	$16,786
2008	12,786
2009	8,500
2010	88,344
2011	8,940
Thereafter	84,393

$219,749

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
9. Income Taxes
     The components of the Company’s deferred tax assets and liabilities as of December 31, 2006 and 2005, were as follows (in thousands):

	2006	2005
Deferred tax assets:
Allowance for valuation of merchandise held for disposition	$427	$402
Tax over book accrual of finance and service charges	5,511	4,752
Allowance for cash advance losses	7,351	2,515
Valuation of notes receivable – sale of discontinued operations	947	1,565
Deferred compensation	4,193	3,037
Net capital losses	20	180
Other	1,640	1,089

Total deferred tax assets	20,089	13,540
Valuation allowance for deferred tax assets	—	(65)

Deferred tax assets, net	20,089	13,475

Deferred tax liabilities:
Amortization of acquired intangibles	11,524	8,505
Property and equipment	3,717	4,169
Other	1,294	871

Total deferred tax liabilities	16,535	13,545

Net deferred tax assets (liabilities)	$3,554	$(70)

Balance sheet classification:
Current deferred tax assets	$16,324	$11,274
Non-current deferred tax liabilities	(12,770)	(11,344)

Net deferred tax assets (liabilities)	$3,554	$(70)

     The components of the provision for income taxes and the income to which it relates for the years ended December 31, 2006, 2005 and 2004 are shown below (in thousands):

	2006	2005	2004
Income from continuing operations before income taxes	$96,168	$70,882	$55,023

Current provision:
Federal	$36,582	$26,291	$13,887
State and local	2,284	1,401	1,097

	38,866	27,692	14,984

Deferred (benefit) provision:
Federal	(3,203)	(1,845)	5,008
State and local	(435)	214	66

	(3,638)	(1,631)	5,074

Total provision	$35,228	$26,061	$20,058

\

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     The effective tax rate on income from continuing operations differs from the federal statutory rate of 35% for the following reasons ($ in thousands):

	2006	2005	2004
Tax provision computed at the federal statutory income tax rate	$33,659	$24,809	$19,258
State and local income taxes, net of federal tax benefits	1,203	1,050	756
Valuation allowance	(65)	(123)	(166)
Other	431	325	210

Total provision	$35,228	$26,061	$20,058

Effective tax rate	36.6%	$36.8%	36.5%

     As of December 31, 2006, the Company had net capital loss carryovers of $54,000. These losses may only be used to offset net capital gains. Any unused losses expire in 2007. The deferred tax valuation allowance at December 31, 2005 was provided to reduce deferred tax benefits of capital losses that the Company did not expect to realize. During 2006 and 2005, the Company reduced the valuation allowance by $65,000 and $160,000, respectively, as a result of capital gains arising during those years or expected to arise in the carryforward years. The decrease in the valuation allowance during 2005 includes $37,000, attributable to gains recognized on disposal of discontinued foreign operations. The tax benefit resulting from that portion of the decrease reduced the tax provision on the gain from disposal of discontinued foreign operations (see Note 17).
10. Commitments and Contingencies
Leases • The Company leases certain of its facilities under operating leases with terms ranging from 3 to 15 years and certain rights to extend for additional periods. Future minimum rentals due under non-cancelable leases for continuing operations are as follows for each of the years ending December 31 (in thousands):

2007	$34,473
2008	28,397
2009	21,905
2010	12,910
2011	8,498
Thereafter	18,168

Total	$124,351

     Rent expense for continuing operations was $34.0 million, $32.6 million and $24.7 million for 2006, 2005 and 2004, respectively.
Earn-Out Payments • The Company has agreed to pay up to five supplemental earn-out payments during the two-year period after the closing of the acquisition of CashNetUSA. See Note 3 for further discussion.
Guarantees • The Company guarantees borrowers’ payment obligations to third-party lenders. At December 31, 2006, the amount of cash advances guaranteed by the Company was $24.7 million representing amounts due under cash advances originated by third-party lenders under the CSO program. The fair value of the liability related to these guarantees of $1.2 million was included in “Accounts payable and accrued expenses” in the accompanying financial statements.
     The Company guarantees obligations under certain operating leases for the premises related to 3 stores sold in June 2002 from a discontinued operating segment. In the event the buyer is unable to perform under the operating leases, the Company’s maximum aggregate potential obligation under these guarantees was approximately $544,000 at December 31, 2006. This amount is reduced dollar-for-dollar by future

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
amounts paid on these operating leases by the buyer. If the buyer fails to perform and the Company must make payments under these leases, the Company will seek to mitigate its losses by subleasing the properties or buying out of the leases.
Litigation • On August 6, 2004, James E. Strong filed a purported class action lawsuit in the State Court of Cobb County, Georgia against Georgia Cash America, Inc., Cash America International, Inc. (together with Georgia Cash America, Inc., “Cash America”), Daniel R. Feehan, and several unnamed officers, directors, owners and “stakeholders” of Cash America. The lawsuit alleges many different causes of action, among the most significant of which is that Cash America has been making illegal payday loans in Georgia in violation of Georgia’s usury law, the Georgia Industrial Loan Act and Georgia’s Racketeer Influenced and Corrupt Organizations Act. Community State Bank (“CSB”) for some time made loans to Georgia residents through Cash America’s Georgia operating locations. The complaint in this lawsuit claims that CSB is not the true lender with respect to the loans made to Georgia borrowers and that its involvement in the process is “a mere subterfuge.” Based on this claim, the suit alleges that Cash America is the “de facto” lender and is illegally operating in Georgia. The complaint seeks unspecified compensatory damages, attorney’s fees, punitive damages and the trebling of any compensatory damages. The parties are currently in dispute over the scope of the discovery requests made by the plaintiffs, and Cash America has appealed a recent State Court discovery ruling on this issue. Cash America is also seeking enforcement of the arbitration provisions and has filed a Motion to Stay and Compel Arbitration with the State Court. The Company believes that the plaintiffs’ claims in this suit are without merit and is vigorously defending this lawsuit. There is also a related federal court action pending, wherein Cash America and CSB commenced a federal lawsuit in the U.S. District Court for the Northern District of Georgia seeking to compel Plaintiffs to arbitrate their claims against Cash America and CSB. The U.S. District Court dismissed the federal action for lack of subject matter jurisdiction, and Cash America and CSB have appealed the dismissal of their complaint to the U.S Court of Appeals for the 11th Circuit. Oral arguments on this appeal took place in November 2006 and Cash America is awaiting the appellate court’s decision. The Strong litigation is still at a very early stage, and neither the likelihood of an unfavorable outcome nor the ultimate liability, if any, with respect to this litigation can be determined at this time.
     The Company is a defendant in certain lawsuits encountered in the ordinary course of its business. Certain of these matters are covered to an extent by insurance. In the opinion of management, the resolution of these matters will not have a material adverse effect on the Company’s financial position, results of operations or liquidity.
11. Stockholders’ Equity
     During 2006 and 2005, the Company received net proceeds totaling $7.2 million and $2.2 million from the exercise of stock options for 662,828 and 225,134 shares, respectively. The Company issued 578,793 treasury shares valued at $12.6 million in connection with the acquisition of SuperPawn in 2004.
     The Company received 7,379 shares and 2,588 shares during 2006 and 2005, respectively, of its common stock valued at $188,000 and $67,000, respectively, as partial payment of taxes for shares issued under stock-based compensation plans and 5,605 shares during 2004 valued at $130,000 for the payment of stock exercise price.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     On April 20, 2005, the Company’s Board of Directors authorized management to purchase up to a total of 1,500,000 shares of its common stock from time to time in open market transactions and terminated the existing open market purchase authorization established on July 25, 2002. The following table summarizes the aggregate shares purchased under these plans during each of the three years ended December 31:

	2006	2005	2004
Shares purchased:
Under 2002 authorization	—	122,000	173,200
Under 2005 authorization	256,500	178,800	—

Total shares purchased	256,500	300,800	173,200

Aggregate amount (in thousands)	$9,366	$6,130	$3,976
Average price paid per share	$36.51	$20.38	$22.96
     Periodically, shares are purchased in the open market on behalf of participants relating to the Non-Qualified Savings Plan. Certain amounts are subsequently distributed or transferred to participants’ 401(k) account annually based on results of the plan’s non-discrimination testing results. Activities during each of the three years ended December 31 are summarized as follows:

	2006	2005	2004
Purchases:
Number of shares	7,021	11,463	13,355
Aggregate amount (in thousands)	$235	$258	$315
Distributions and transfers to 401(k) savings plan:
Number of shares	12,837	16,441	8,162
Aggregate amount (in thousands)	$185	$215	$83
     The Board of Directors adopted an officer stock loan program (the “Program”) in 1994 and modified it in 1996, 2001 and 2002. The 2002 amendment, which was adopted in response to the requirement of the Sarbanes-Oxley law, provided that no further advances would be made to existing participants and closed the plan to new participants. Prior to the 2002 amendment, Program participants used loan proceeds to acquire and hold the Company’s and affiliates’ common stock by means of stock option exercises or otherwise. Common stock held as a result of the loan is pledged to the Company in support of the obligation. Interest accrues at 6% per annum. The entire unpaid balance of principal and interest on these loans is due and payable on July 24, 2007. Amounts due under the Program are reflected as a reduction of stockholders’ equity in the accompanying consolidated balance sheets.
     In November 2005, the Company’s Chief Executive Officer adopted a pre-arranged, systematic trading plan to sell company shares pursuant to guidelines specified by Rule 10b5-1 under the Securities and Exchange Act of 1934 and with the Company’s policies with respect to insider sales (the “Plan”). From November 2005 through June 2006, the Company’s Chief Executive Officer exercised stock options and sold Company shares under the Plan. The Chief Executive Officer used proceeds from the sale of shares under the Plan to fully repay his pre-2003 secured loan under the Company’s now discontinued officer stock loan program and accrued interest thereon totaling $2.1 million. In 2006, the Company’s Chief Financial Officer and another executive officer also paid a total of $985,000 (including accrued interest) to fully repay similar officer stock loans.
12. Employee Benefit Plans
     The Cash America International, Inc. 401(k) Savings Plan is open to substantially all employees. Beginning January 1, 2006, new employees are automatically enrolled in this plan unless they elect not to

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
participate. The Cash America International, Inc. Nonqualified Savings Plan is available to certain members of management. Participants may contribute up to 50% of their earnings to these plans subject to regulatory restrictions. The Company makes matching cash contributions of 50% of each participant’s contributions, based on participant contributions of up to 5% of compensation. Company contributions vest at the rate of 20% each year after one year of service; thus a participant is 100% vested after five years of service. The Company’s total contributions to the 401(k) Savings Plan and the Nonqualified Savings Plan were $1.6 million, $1.1 million and $1.0 million in 2006, 2005 and 2004, respectively.
     In addition to the plans mentioned above, the Company established a Supplemental Executive Retirement Plan (“SERP”) for its officers in 2003. Under this defined contribution plan, the Company makes an annual discretionary cash contribution to the SERP based on the objectives of the plan as approved by the Management Development and Compensation Committee of the Board of Directors. The Company recorded compensation expense of $561,000, $510,000 and $513,000 for contributions to the SERP during 2006, 2005 and 2004, respectively.
     Amounts included in the consolidated balance sheets relating to the Nonqualified Savings Plan and the SERP were as follows (in thousands):

	As of December 31,
	2006	2005
Other receivables and prepaid expenses	$7,211	$5,399
Accounts payable and accrued expenses	7,764	5,909
Other liabilities	913	869
Treasury shares	950	900
13. Derivative Instruments and Hedging Activities
     On September 30, 2005, the Company entered into an interest rate cap agreement with a notional amount of $15.0 million to hedge a portion of the Company’s outstanding floating rate line of credit for a term of 24 months at a fixed rate of 4.5%. This interest rate cap agreement has been determined to be a perfectly effective cash flow hedge. The change in the fair value of the effective portion of hedge is recorded in accumulated other comprehensive income ($20,000 at December 31, 2006) and reclassified into earnings when the hedged interest payment impacts earnings ($48,000 during 2006). The estimated net amount to be reclassified into earnings as interest expense through the end of the contract is $54,000. The change in the fair value of the ineffective portion of the hedge, if any, will be recorded as income or expense. The fair value of the interest rate cap agreement of $85,000 at December 31, 2006 is included in “Other receivables and prepaid expenses” of the accompanying consolidated balance sheet.
     During 2005, the Company entered into foreign currency contracts totaling 68 million Swedish kronor (approximately $9.9 million at maturity) with respect to a portion of the expected principal to be received under two notes received upon the sale of the foreign pawn lending operations, to minimize the effect of market fluctuations. Under the contracts, the Company will receive fixed total payments of $9.9 million and will pay the counter parties a total of 68 million Swedish kronor upon maturity (March 31, 2007) unless the contracts are effectively extended through the establishment of a new contract maturing in the future. These contracts resulted in a net loss of $1.1 million during 2006 and a net gain of $731,000 during 2005. These gains and losses are netted in the foreign currency transaction gain (loss) in the consolidated statement of income.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
15. Stock-Based Compensation
     Under the equity compensation plans (the “Plans”) it sponsors, the Company is authorized to issue 9,150,000 shares of Common Stock pursuant to “Awards” granted as incentive stock options (intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended), nonqualified stock options and restricted stock units. At December 31, 2006, 1,269,598 shares were reserved for future grants under these equity compensation plans. Historically, the Company has purchased its shares on the open market from time to time and reissued those shares upon stock option exercises and stock unit conversions under its stock-based compensation plans. During 2006, 256,500 shares were purchased on the open market with an average purchase price of $36.51 per share.
Stock Options • Stock options currently outstanding under the Plans have contractual terms of up to 10 years and have an exercise price equal to or greater than the fair market value of the stock at grant date. On their respective grant dates, these stock options had vesting ranging from 1 to 7 years. However, the terms of options with the 7-year vesting periods and certain of the 4-year and 5-year vesting periods include provisions that accelerate vesting if specified share price appreciation criteria are met. During 2006, all of the previously unvested outstanding stock options representing 22,500 shares were accelerated. The Company recognized total compensation expense of $378,000 ($246,000 net of related income tax benefit) for 2006, including a cost of $199,000 ($130,000 net of related income tax benefit) for the effect of the accelerated vesting. During 2004, 576,547 shares vested due to the acceleration provisions. No accelerated vesting of stock options occurred in 2005. At December 31, 2006, there was no unrecognized stock option expense.
     A summary of the Company’s stock option activity for each of the three years ended December 31 is as follows (shares in thousands):

	2006		2005		2004
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding at beginning of year	1,403	$10.31	1,633	$10.26	2,342	$9.75
Exercised	(663)	10.93	(225)	9.78	(707)	8.58
Forfeited	—	—	(5)	17.14	(2)	10.13

Outstanding at end of year	740	$9.76	1,403	$10.31	1,633	$10.26

Exercisable at end of year	740	$9.76	1,358	$10.09	1,583	$10.04

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     Stock options outstanding and exercisable as of December 31, 2006, are summarized below (shares in thousands):

Options Outstanding				Options Exercisable
			Weighted Average		Weighted
		Weighted	Years of		Average
Range of	Number	Average	Remaining	Number	Exercise
Exercise Prices	Outstanding	Exercise Price	Contractual Life	Exercisable	Price
$ 5.94 to $ 9.41	156	$7.85	5.0	156	$7.85
$ 9.42 to $12.63	553	9.96	3.9	553	9.96
$12.64 to $17.14	31	15.92	4.2	31	15.92

$ 5.94 to $17.14	740	$9.76	4.1	740	$9.76

     The outstanding stock options (all exercisable) at December 31, 2006 had an aggregate intrinsic value of $27.5 million and the stock options exercised during 2006 had an aggregate intrinsic value of $15.3 million. Income tax benefits realized from the exercise of stock options for the year ended December 31, 2006 and 2005 were $5.4 million and $1.0 million, respectively. The portion of tax benefits recorded as increases to additional paid-in capital was $5.3 million for the year ended December 31, 2006, which represented the tax benefits realized upon exercise of stock options in excess of the amounts recognized in the financial statements for 2006. No compensation expense related to the stock options was recorded for 2005 and 2004, therefore, all of the tax benefits recorded upon exercise of stock options were recorded as increases to additional paid-in capital.
Restricted Stock Units• In January 2004, the Company changed its approach to equity based compensation awards and, in lieu of stock options, granted restricted stock units (“RSUs” or singularly, “RSU”) to its officers under the provisions of the 1994 Long-Term Incentive Plan. In April 2004, the Company adopted the 2004 Long-Term Incentive Plan and has since granted RSUs to company officers and to the non-management members of the Board of Directors annually. Each vested RSU entitles the holder to receive a share of the common stock of the Company. For Company officers, the vested RSUs are to be issued upon vesting or, for certain awards, upon termination of employment with the Company. For directors, vested RSUs will be issued upon the director’s retirement from the Board. At December 31, 2006, the outstanding RSUs granted to Company officers had vesting periods ranging from 4 to 12 years, director RSUs had vesting periods ranging from 1 to 4 years. The amount attributable to RSU grants is amortized to expense over the vesting periods of those awards following the grant dates.
     Compensation expense totaling $2.2 million ($1.5 million net of related taxes), $1.7 million ($1.1 million net of related taxes) and $1.2 million ($779,000 net of related taxes) was recognized for 2006, 2005 and 2004, respectively, for all of the above restricted stock units granted. Total unrecognized compensation cost related to restricted units at December 31, 2006 was $6.2 million which will be recognized over a weighted average period of approximately 4.9 years.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     The following table summarizes the restricted stock unit activity during 2006, 2005 and 2004:

	2006		2005		2004
		Weighted		Weighted		Weighted
		Average		Average		Average
		Fair Value		Fair Value		Fair Value
		at Date of		at Date of		at Date of
	Units	Grant	Units	Grant	Units	Grant
Outstanding at beginning of year	395,591	$21.30	342,798	$20.31	233,223	$19.23
Units granted	106,248	24.87	100,061	24.99	114,749	22.63
Shares issued	(28,742)	25.57	(12,115)	22.46	—	—
Units forfeited	(2,068)	25.18	(35,153)	21.75	(5,174)	22.84

Outstanding at end of year	471,029	$21.83	395,591	$21.30	342,798	$20.31

Units vested at end of year	127,267	$19.56	74,901	$20.12	26,111	$19.23

     The outstanding RSUs had an aggregate intrinsic value of $22.1 million and the outstanding vested RSUs had an aggregate intrinsic value of $6.0 million at December 31, 2006. Income tax benefits realized from the issuance of common stock for the vested RSUs for the year ended December 31, 2006 and 2005 were $259,000 and $111,000, respectively. The portions of these benefits recorded as increases to additional paid-in capital were $2,000 and $15,000 for the year ended December 31, 2006 and 2005, respectively. The income tax benefits recorded as increases to additional paid-in capital represent the tax benefits realized upon issuance of common stock in excess of the amounts previously recognized in the financial statements.
16. Supplemental Disclosures of Cash Flow Information
     The following table sets forth certain cash and non-cash activities for the years ended December 31 (in thousands):

	2006	2005	2004
Cash paid during the year for —
Interest	$12,311	$11,153	$8,274
Income taxes	32,355	27,464	11,067
Non-cash investing and financing activities —
Pawn loans forfeited and transferred to merchandise held for disposition	$177,188	$156,766	$130,971
Pawn loans renewed	78,942	77,878	46,008
Cash advances renewed	89,427	14,336	7,404
Notes payable issued in acquisition	—	—	2,500
Notes receivable received from sale of subsidiaries	—	—	7,962
Common stock issued in acquisitions	—	—	12,562
Liabilities assumed in acquisitions	536	172	950

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
17. Discontinued Operations
     In order to dedicate its strategic efforts and resources to the growth opportunities of pawn lending and cash advance activities in the United States, the Company sold its foreign pawn lending operations in the United Kingdom and Sweden to Rutland Partners LLP in September 2004. After paying off the outstanding balance of the multi-currency line of credit, the Company received $104.9 million cash and two separate subordinated notes receivable valued at $8.0 million. The Company realized a gain of $19.0 million ($15.4 million net of related taxes) upon the sale of the discontinued operations. The amount of goodwill included in the determination of the gain was $18.5 million. In connection with the sale, the Company declared a special dividend of $0.30 per share to its shareholders that was paid in December 2004. The special dividend reflects a share of the significant gain realized on the sale.
     The two subordinated notes received are the obligation of the company that acquired the Swedish pawn lending operations and are both subordinated as to rights and payment terms to certain senior lenders in the transaction. The senior subordinated note received in the maximum principal amount of SEK 80.4 million (approximately $10.7 million face value at the date of sale with a discounted value after currency translation adjustment of $8.8 million at December 31, 2006) bears a coupon rate of 8.33% per annum (effective yield of 16.4% per annum) payable quarterly with scheduled principal payments due between 2007 and 2011 subject to terms of the senior indebtedness. The convertible junior subordinated note received in the amount of SEK 13.4 million (approximately $1.8 million face value at the date of sale with discounted value after currency translation adjustment of $912,000 at December 31, 2006) bears a coupon rate of 10.0% per annum (effective yield of 25.5% per annum) payable quarterly with the entire principal or remaining unconverted principal due in 2014.
     As the issuer of the two subordinated notes is heavily leveraged with minimal equity, and due to the subordination feature and the payment structure of the two notes, the Company has valued the notes based on comparable yields for securities of this nature and discounted the senior subordinated note with 8.33% coupon rate and face value of $10.7 million to $7.2 million at the date of sale to yield 16.4% per annum, and the junior subordinated convertible note with 10.0% coupon rate and face value of $1.8 million to $765,000 at the date of sale to yield 25.5% per annum. Foreign currency transaction gains (losses) of $296,000, $(834,000) and $1.1 million on the U.S. dollar equivalent value of the subordinated notes and the accrued interest receivable for 2006, 2005 and 2004, respectively, were recognized in the Company’s consolidated statements of income when incurred. These foreign currency transaction gains (losses) include offsetting losses of $1.1 million for 2006 and gains of $731,000 for 2005 recognized on foreign currency forward contracts totaling 68 million SEK (or approximately $9.9 million at maturity of these contracts) that the Company established in 2005 to minimize the financial impact of currency market fluctuations.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     The summarized financial information for the discontinued operations for the years ended December 31, 2005 and 2004 is as follows (in thousands, except per share amounts):

	Year Ended
	December 31
	2005(2)	2004(1)
Revenue-
Finance and service charges	$—	$23,820
Proceeds from disposition of merchandise	—	15,433
Check cashing royalties and fees	—	1,771

Total Revenue	—	41,024
Cost of Revenue
Disposed merchandise	—	11,140

Net Revenue	—	29,884

Expenses
Operations	—	13,865
Administration	—	4,365
Depreciation and amortization	—	1,963

Total Expenses	—	20,193

Income from Operations	—	9,691
Interest expense and other, net	—	430

Income before Income Taxes	—	9,261
Provision for income taxes	—	2,806

Income from Operations before Gain on Disposal	—	6,455

Gain on disposal of discontinued operations, net of applicable of income (taxes) benefits of $253 for 2005 and $(3,608) for 2004	197	15,415

Income from Discontinued Operations	$197	$21,870

Diluted Income Per Share from Discontinued Operations	$0.01	$0.74

(1)	For period from January 1, 2004 through September 7, 2004 (the date of sale).

(2)	The 2005 income tax benefit from discontinued operations represents the tax benefits resulting from final tax adjustments to the 2004 foreign operations tax returns.
18. Operating Segment Information
     The Company has three reportable operating segments: pawn lending, cash advance and check cashing. The cash advance and check cashing segments are managed separately due to the different operational strategies required and, therefore, are reported as separate segments. To more accurately estimate the administrative expenses associated with each operating segment, the Company began in the second quarter of 2006 to allocate its aggregate administrative expenses on a different basis. Management believes that the current methodology creates a more balanced allocation among the segments based on the time, resources and activities associated with the Company’s administrative activities of each operating segment. All prior periods in the tables below have been revised to reflect this change in the allocation of administrative burden. The revised allocation has not changed the consolidated performance of the Company for any period. There are no other changes to the segment results other than to the administrative expense allocation. A comparison of the expense allocations under the current and previous methodologies are found in Note 19.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     As described in Note 17, the results of operations of its foreign lending operations business has been classified as discontinued operations. These operations were previously reported as a separate operating segment. The segment data included below has been restated to exclude amounts related to these discontinued operations. Information concerning the operating segments is set forth below (in thousands):

	Pawn	Cash	Check
	Lending	Advance	Cashing	Consolidated
Year Ended December 31, 2006:
Revenue
Finance and service charges	$149,472	$—	$—	$149,472
Proceeds from disposition of merchandise	335,552	—	—	335,552
Cash advance fees	43,676	151,429	—	195,105
Check cashing fees, royalties and other	—	9,160	3,925	13,085

Total revenue	528,700	160,589	3,925	693,214
Cost of revenue — disposed merchandise	204,929	—	—	204,929

Net revenue	323,771	160,589	3,925	488,285

Expenses
Operations	178,143	66,438	1,304	245,885
Cash advance loss provision	15,377	44,186	—	59,563
Administration	28,520	21,494	1,492	51,506
Depreciation and amortization	18,579	8,357	376	27,312

Total expenses	240,619	140,475	3,172	384,266

Income from operations	$83,152	$20,114	$753	$104,019

Expenditures for property and equipment	$37,645	$8,274	$436	$46,355

As of December 31, 2006:
Total assets	$545,593	$223,131	$7,520	$776,244

Year Ended December 31, 2005:
Revenue
Finance and service charges	$139,772	$—	$—	$139,772
Proceeds from disposition of merchandise	301,502	—	—	301,502
Cash advance fees	41,405	100,663	—	142,068
Check cashing fees, royalties and other	—	7,185	3,819	11,004

Total revenue	482,679	107,848	3,819	594,346
Cost of revenue — disposed merchandise	183,799	—	—	183,799

Net revenue	298,880	107,848	3,819	410,547

Expenses
Operations	167,272	51,706	1,379	220,357
Cash advance loss provision	15,663	27,171	—	42,834
Administration	25,751	16,325	1,151	43,227
Depreciation and amortization	15,786	7,299	332	23,417

Total expenses	224,472	102,501	2,862	329,835

Income from operations	$74,408	$5,347	$957	$80,712

Expenditures for property and equipment	$19,961	$7,086	$208	$27,255

As of December 31, 2005:
Total assets	$475,527	$115,778	$7,343	$598,648

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Pawn	Cash	Check
	Lending	Advance	Cashing	Consolidated
Year Ended December 31, 2004:
Revenue
Finance and service charges	$110,495	$—	$—	$110,495
Proceeds from disposition of merchandise	250,291	—	—	250,291
Cash advance fees	32,952	66,250	—	99,202
Check cashing fees, royalties and other	—	5,904	3,586	9,490

Total revenue	393,738	72,154	3,586	469,478
Cost of revenue — disposed merchandise	153,866	—	—	153,866

Net revenue	239,872	72,154	3,586	315,612

Expenses
Operations	134,878	36,982	1,417	173,277
Cash advance loss provision	8,750	14,779	—	23,529
Administration	24,430	14,553	1,200	40,183
Depreciation and amortization	11,984	4,754	472	17,210

Total expenses	180,042	71,068	3,089	254,199

Income from operations	$59,830	$1,086	$497	$61,413

Expenditures for property and equipment	$14,107	$14,269	$115	$28,491

As of December 31, 2004:
Total assets	$442,420	$105,650	$7,095	$555,165

19. Supplemental Disclosure of Operating Segment Information
     As described in Note 18 above, the Company revised the method of allocating its aggregate administrative expenses in the second quarter of 2006. The following tables provide comparative information by operating segment showing the current and previous allocation methods for each of the three years ended December 31, 2006 (in thousands):

	Pawn Lending		Cash Advance		Check Cashing
	Current	Previous	Current	Previous	Current	Previous
	Method	Method	Method	Method	Method	Method
Year Ended December 31, 2006:
Total revenue	$528,700	$528,700	$160,589	$160,589	$3,925	$3,925
Net revenue	323,771	323,771	160,589	160,589	3,925	3,925
Administration	28,520	38,937	21,494	11,323	1,492	1,246
All other expenses	212,099	212,099	118,981	118,981	1,680	1,680
Income from operations	83,152	72,735	20,114	30,285	753	999
Year Ended December 31, 2005:
Total revenue	$482,679	$482,679	$107,848	$107,848	$3,819	$3,819
Net revenue	298,880	298,880	107,848	107,848	3,819	3,819
Administration	25,751	32,769	16,325	9,503	1,151	955
All other expenses	198,721	198,721	86,176	7,299	1,711	1,711
Income from operations	74,408	67,390	5,347	12,169	957	1,153
Year Ended December 31, 2004:
Total revenue	$393,738	$393,738	$72,154	$72,154	$3,586	$3,586
Net revenue	239,872	239,872	72,154	72,154	3,586	3,586
Administration	24,430	30,034	14,553	9,178	1,200	971
All other expenses	155,612	155,612	56,515	56,515	1,889	1,889
Income from operations	59,830	54,226	1,086	6,461	497	726

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
20. Pro Forma Financial Information
     The initial purchase price with the first contingent payment measured as of December 31, 2006 for the acquisition of CashNetUSA was less than 10% of the Company’s total assets at December 31, 2005. However, management anticipates that with the future contingent earn-out payments during the next 24 months, this acquisition may have a material impact on the Company’s financial position and results of operations. The following unaudited pro forma financial information reflects the consolidated results of operations of the Company as if the acquisition of CashNetUSA had occurred on January 1, 2005. The unaudited pro forma financial information has been prepared for informational purposes only and does not purport to be indicative of what would have resulted had the acquisition transaction occurred on the date indicated or what may result in the future ($ in thousands, except per share data):

	Year Ended		Year Ended
	December 31, 2006		December 31, 2005
	As Reported	Pro Forma (a)	As Reported	Pro Forma (a)
Total revenue	$693,214	$730,794	$594,346	$603,506
Net revenue	488,285	525,865	410,547	419,707
Total expenses	384,266	418,941	329,835	342,094
Net income	60,940	61,908	44,821	41,731
Net income per share:
Basic	$2.05	$2.09	$1.53	$1.43
Diluted	$2.00	$2.03	$1.48	$1.38

(a)	Pro forma adjustments reflect:

(i)	the inclusion of operating results of CashNetUSA for the period January 1, 2006 through September 15, 2006, the date of acquisition, for the 2006 pro forma and the twelve months operating results for the 2005 pro forma;

(ii)	the adjustments of depreciable asset bases and lives for property and equipment and amortization of intangible assets acquired by the Company;

(iii)	the additional interest incurred in the acquisition of CashNetUSA’s operating assets; and

(iv)	the tax effect of CashNetUSA’s earnings and net pro forma adjustments at the statutory rate of 35%.
21. Related Party Transactions
     In October 2005, the Company acquired three pawnshops that were previously franchise units for a total purchase price of $3.1 million from Ace Pawn, Inc. (“Ace”), whose sole stockholder J.D. Credit, Inc. is controlled by the Chairman of the Board of Directors of the Company. The purchase price was determined by independent appraisal and approved by the Board of Directors of the Company. The Company recorded royalties of $48,000 in 2005 before the completion of the acquisition, and $54,000 in 2004.
     Under the Company’s now discontinued officer stock loan program, the Company recorded interest income of $36,000, $149,000 and $150,000, respectively, in 2006, 2005 and 2004. At December 31, 2006 and 2005, the outstanding balance on these notes was $18,000, and $2.5 million, and accrued interest on these notes was $5,000 and $585,000, respectively.
     In November 2005, the Company’s Chief Executive Officer adopted a pre-arranged, systematic trading plan to sell company shares pursuant to guidelines specified by Rule 10b5-1 under the Securities and Exchange Act of 1934 and with the Company’s policies with respect to insider sales (the “Plan”). From November 2005 through June 2006, the Company’s Chief Executive Officer exercised stock options and sold Company shares under the Plan. The Chief Executive Officer used proceeds from the sales of shares under the Plan to fully repay his pre-2003 secured loan under the Company’s now discontinued officer stock loan program and accrued interest thereon totaling $2.1 million. In 2006, the Company’s Chief Financial

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Officer and another executive officer also paid a total of $985,000 (including accrued interest) to fully repay similar officer stock loans.
22. Fair Values of Financial Instruments
     The carrying amounts and estimated fair values of financial instruments at December 31, 2006 and 2005 were as follows (in thousands):

	2006		2005
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
Financial assets:
Cash and cash equivalents	$25,723	$25,723	$18,852	$18,852
Pawn loans	127,384	127,384	115,280	115,280
Cash advances, net	79,975	79,975	40,704	40,704
Subordinated notes receivable	9,760	9,889	7,994	8,270
Interest rate cap	85	85	93	93
Foreign currency forward contracts	(2)	(2)	77	77
Financial liabilities:
Bank line of credit	$81,677	$81,677	$71,137	$71,137
Senior unsecured notes	138,072	137,158	94,857	96,026
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

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
23. Quarterly Financial Data (Unaudited)
     The Company’s operations are subject to seasonal fluctuations. Net income tends to be highest during the first and fourth calendar quarters, when the average amount of pawn loans and cash advance balances are the highest and consistent with heavier disposition of merchandise activities compared to the other two quarters. The following is a summary of the quarterly results of operations for the years ended December 31, 2006 and 2005 (in thousands, except per share data):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2006
Total revenue	$162,618	$149,607	$165,596	$215,393
Cost of revenue	52,742	42,886	46,281	63,020
Net revenue	109,876	106,721	119,315	152,373
Net income (1)	15,388	10,913	12,941	21,698
Diluted net income per share (1)	$0.51	$0.36	$0.42	$0.71
Diluted weighted average common shares	30,385	30,569	30,548	30,561

2005
Total revenue	$144,989	$133,569	$144,773	$171,015
Cost of revenue	47,955	38,939	40,863	56,042
Net revenue	97,034	94,630	103,910	114,973
Income from continuing operations	11,902	6,900	9,563	16,456
Income from discontinued operations (2)	—	—	—	197
Net income	11,902	6,900	9,563	16,653
Diluted income per share —
Income from continuing operations	$0.39	$0.23	$0.32	$0.55
Income from discontinued operations	—	—	—	0.01
Net income	$0.39	$0.23	$0.32	$0.55
Diluted weighted average common shares	30,396	30,079	30,142	30,169

(1)	The second quarter results include a $2,167 ($1,409 net of related taxes), or $0.05 per share, gain from termination of a lease contract.

(2)	The Company sold its foreign pawn lending operations in 2004. This income principally represents change in the U.S. tax provision on the disposal resulting from the final tax adjustments to the 2004 foreign pawn lending operations’ tax returns.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     None.
ITEM 9A. CONTROLS AND PROCEDURES
     Under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, management of the Company has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2006 (“Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective (i) to ensure that information required to be disclosed by us in reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms; and (ii) to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to our management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.
     The Report of Management on Internal Control Over Financial Reporting is included in Item 8 of this annual report on Form 10-K. There was no change in the Company’s internal control over financial reporting during the quarter ended December 31, 2006, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
     Information required by this Item 10 with respect to directors, the Audit Committee of the Board of Directors and Audit Committee financial experts is incorporated into this report by reference to the Company’s Proxy Statement for the 2007 Annual Meeting of Shareholders (“Proxy Statement”), and in particular to the information in the Proxy Statement under the captions “Election of Directors” and “Meetings and Committees of the Board of Directors.” Information concerning executive officers is contained in Item 1 of this report under the caption “Executive Officers of the Registrant.” Information regarding Section 16(a) compliance is incorporated into this report by reference to the information contained under the caption “Compliance with Section 16(a) of the Securities Exchange Act of 1934” in the Proxy Statement.
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

     In 2006, Daniel R. Feehan, Chief Executive Officer of the Company, filed his annual certification with the New York Stock Exchange (“NYSE”) regarding the NYSE’s corporate governance listing standards as required by Section 303A.12 of those listing standards.
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
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
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
PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a) (1)	Financial Statements: See Item 8, “Financial Statements and Supplementary Data,” on pages 52 through 89 hereof, for a list of the Company’s consolidated financial statements and report of independent registered public accounting firm.

(2)	Financial Statement Schedule: The following financial statement schedule of the Company is included herein on pages 93 through 94.

Report of Independent Registered Public Accounting Firm on Financial Statement Schedule (page 93) Schedule II — Valuation Accounts (page 94)

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions, are inapplicable, or the required information is included elsewhere in the financial statements.

(3)	Exhibits required by Item 601 of Regulation S-K: The exhibits filed in response to this item are listed in the Exhibit Index on pages 95 through 97.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 26, 2007.

CASH AMERICA INTERNATIONAL, INC.
By:	/s/ DANIEL R. FEEHAN
Daniel R. Feehan
Chief Executive Officer and President

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the report has been signed by the following persons on February 26, 2007 on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JACK R. DAUGHERTY	Chairman of the Board	February 26, 2007
Jack R. Daugherty	Of Directors

/s/ DANIEL R. FEEHAN	Chief Executive Officer,	February 26, 2007
Daniel R. Feehan	President and Director (Principal Executive Officer)

/s/ THOMAS A. BESSANT, JR.	Executive Vice President and	February 26, 2007
Thomas A. Bessant, Jr.	Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ DANIEL E. BERCE	Director	February 26, 2007
Daniel E. Berce

/s/ A. R. DIKE	Director	February 26, 2007
A. R. Dike

/s/ JAMES H. GRAVES	Director	February 26, 2007
James H. Graves

/s/ B. D. HUNTER	Director	February 26, 2007
B. D. Hunter

/s/ TIMOTHY J. McKIBBEN	Director	February 26, 2007
Timothy J. McKibben

/s/ ALFRED M. MICALLEF	Director	February 26, 2007
Alfred M. Micallef

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON FINANCIAL STATEMENT SCHEDULE
To the Board of Directors and Stockholders of
Cash America International, Inc.
     Our audits of the consolidated financial statements, of management’s assessment of the effectiveness of internal control over financial reporting and of the effectiveness of internal control over financial reporting referred to in our report dated February 26, 2007 appearing in this Annual Report on Form 10-K also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.
/s/ PricewaterhouseCoopers LLP
Fort Worth, Texas
February 26, 2007

SCHEDULE II
CASH AMERICA INTERNATIONAL, INC.
VALUATION ACCOUNTS
For the Three Years Ended December 31, 2006
(dollars in thousands)

		Additions
	Balance at	Charged	Charged				Balance at
	Beginning	To	To				End
Description	of Period	Expense	Other		Deductions		of Period
Allowance for losses on cash advances —
Year Ended:
December 31, 2006	$6,309	$59,284	$10,196	(a)	$56,276		$19,513

December 31, 2005	$4,358	$42,302	$9,794	(a)	$50,145		$6,309

December 31, 2004	$3,393	$23,242	$7,556	(a)	$29,833		$4,358

Accrual for losses on third-party lender-owned cash advances —
Year Ended:
December 31, 2006	$874	$279	$—		$—		$1,153

December 31, 2005	$342	$532	$—		$—		$874

December 31, 2004	$55	$287	$—		$—		$342

Allowance for valuation of inventory —
Year Ended:
December 31, 2006	$1,800	$1,098	$—		$1,028	(b)	$1,870

December 31, 2005	$1,445	$1,070	$—		$715	(b)	$1,800

December 31, 2004	$1,410	$542	$—		$507	(b)	$1,445

Allowance for valuation of deferred tax assets —
Year Ended:
December 31, 2006	$65	$(65)	$—		$—		$—

December 31, 2005	$225	$(123)	$—		$37		$65

December 31, 2004	$7,204	$(166)	$—		$6,813		$225

Allowance for valuation of discontinued operations (c) —
Year Ended:
December 31, 2006	$211	$13	$—		$(31)		$255

December 31, 2005	$325	$19	$—		$133		$211

December 31, 2004	$389	$30	$—		$94		$325

(a)	Recoveries.

(b)	Deducted from allowance for write-off or other disposition of merchandise.

(c)	Represents amounts related to business discontinued in 2001.

EXHIBIT INDEX
     The following documents are filed as a part of this report. Those exhibits previously filed and incorporated herein by reference are identified by reference to the list of prior filings after the list of exhibits. Exhibits not required for this report have been omitted.

Exhibit	Description

3.1	Articles of Incorporation of Cash America Investments, Inc. filed in the office of the Secretary of State of Texas on October 4, 1984. (a) (Exhibit 3.1)

3.2	Articles of Amendment to the Articles of Incorporation of Cash America Investments, Inc. filed in the office of the Secretary of State of Texas on October 26, 1984. (a) (Exhibit 3.2)

3.3	Articles of Amendment to the Articles of Incorporation of Cash America Investments, Inc. filed in the office of the Secretary of State of Texas on September 24, 1986. (a) (Exhibit 3.3)

3.4	Articles of Amendment to the Articles of Incorporation of Cash America Investments, Inc. filed in the office of the Secretary of State of Texas on September 30, 1987. (b) (Exhibit 3.4)

3.5	Articles of Amendment to the Articles of Incorporation of Cash America Investments, Inc. filed in the office of the Secretary of State of Texas on April 23, 1992 to change the Company’s name to “Cash America International, Inc.” (c) (Exhibit 3.5)

3.6	Articles of Amendment to the Articles of Incorporation of Cash America International, Inc. filed in Office of the Secretary of State of Texas on May 21, 1993. (d) (Exhibit 3.6)

3.7	Bylaws of Cash America International, Inc. (e) (Exhibit 3.5)

3.8	Amendment to Bylaws of Cash America International, Inc. dated effective September 26, 1990. (f) (Exhibit 3.6)

3.9	Amendment to Bylaws of Cash America International, Inc. dated effective April 22, 1992. (c) (Exhibit 3.8)

4.1	Form of Stock Certificate. (c) (Exhibit 4.1)

10.1	Note Agreement between the Company and Teachers Insurance and Annuity Association of America dated as of July 7, 1995. (g) (Exhibit 10.1)

10.2	First Supplement (November 10, 1995) to 1995 Note Agreement between the Company and Teachers Insurance and Annuity Association of America. (h) (Exhibit 10.2)

10.3	Second Supplement (December 30, 1996) to 1995 Note Agreement between the Company and Teachers Insurance and Annuity Association of America. (i) (Exhibit 10.16)

10.4	Third Supplement (December 30, 1997) to 1995 Note Agreement between the Company and Teachers Insurance and Annuity Association of America. (j) (Exhibit 10.20)

10.5	Fourth Supplement (December 31, 1998) to 1995 Note Agreement between the Company and Teachers Insurance and Annuity Association of America. (k) (Exhibit 10.23)

10.6	Fifth Supplement (September 29, 1999) to 1995 Note Agreement between the Company and Teachers Insurance and Annuity Association of America. (l) (Exhibit 10.2)

10.7	Sixth Supplement (June 30, 2000) to 1995 Note Agreement between the Company and Teachers Insurance and Annuity Association of America. (m) (Exhibit 10.2)

10.8	Seventh Supplement (September 30, 2001) to 1995 Note Agreement between the Company and Teachers Insurance and Annuity Association of America. (n) (Exhibit 10.26)

10.9	Eighth Supplement (September 7, 2004) to 1995 Note Agreement between the Company and Teachers Insurance and Annuity Association of America. (o) (Exhibit 10.1)

10.10	Note Agreement dated as of December 1, 1997 among the Company and the Purchasers named therein for the issuance of the Company’s 7.10% Senior Notes due January 2, 2008 in the aggregate principal amount of $30,000,000. (j) (Exhibit 10.23)

10.11	First Supplement (December 31, 1998) to Note Agreement dated as of December 1, 1997 among the Company and the purchasers named therein. (k) (Exhibit 10.29)

10.12	Second Supplement (September 29, 1999) to Note Agreement dated as of December 1, 1997 among the Company and the purchasers named therein. (l) (Exhibit 10.1)

Exhibit	Description

10.13	Third Supplement (June 30, 2000) to Note Agreement dated as of December 1, 1997 among the Company and the purchasers named therein. (m) (Exhibit 10.1)

10.14	Fourth Supplement (September 30, 2000) to Note Agreement dated as of December 1, 1997 among the Company and the purchasers named therein. (n) (Exhibit 10.38)

10.15	Fifth Supplement (September 7, 2004) to Note Agreement dated as of December 1, 1997 among the Company and the purchasers named therein. (o) (Exhibit 10.1)

10.16	Note Agreement dated as of August 12, 2002 among the Company and the Purchasers named therein for the issuance of the Company’s 7.20% Senior Notes due August 12, 2009 in the aggregate principal amount of $42,500,000. (p) (Exhibit 10.1)

10.17	Amendment No. 1 (September 7, 2004) to Note Agreement dated as of August 12, 2002 among the Company and the purchasers named therein. (o) (Exhibit 10.1)

10.18	Supplemental Executive Retirement Plan dated effective January 1, 2003. (q) (Exhibit 10.32)

10.19	Form of Executive Change-in-Control Severance Agreement dated December 22, 2003 between the Company and each of its Executive Vice Presidents (Thomas A. Bessant, Jr., Robert D. Brockman, Jerry D. Finn, Michael D. Gaston, William R. Horne, James H. Kauffman) (q) (Exhibit 10.31)

10.20	Amended and Restated Executive Employment Agreement between the Company and Mr. Feehan dated as of January 21, 2004. (q) (Exhibit 10.30)

10.21	2004 Long-Term Incentive Plan (r) (Exhibit 10.21)

10.22	First Amended and Restated Credit Agreement among the Company, certain lenders named therein, and Wells Fargo Bank, National Association, as Administrative Agent dated as of February 24, 2005. (r) (Exhibit 10.22)

10.23	Administrative Credit Services Agreement, dated July 1, 2005, by and between Cash America Financial Services, Inc. and NCP Finance Limited Partnership. (s) (Exhibit 10.1)

10.24	Administrative Credit Services Agreement, dated July 1, 2005, by and between Cash America Financial Services, Inc. and NCP Finance Michigan, LLC. (s) (Exhibit 10.2)

10.25	Administrative Credit Services Agreement, dated July 1, 2005, by and between Cash America Financial Services, Inc. and NCP Finance Florida, LLC. (s) (Exhibit 10.3)

10.26	Administrative Credit Services Agreement, dated July 1, 2005, by and between Cash America Financial Services, Inc. and Midwest R&S Corporation. (s) (Exhibit 10.4)

10.27	Guaranty dated July 1, 2005 by Cash America International, Inc. for the benefit of NCP Finance Limited Partnership. (s) (Exhibit 10.5)

10.28	Guaranty dated July 1, 2005 by Cash America International, Inc. for the benefit of NCP Finance Michigan, LLC. (s) (Exhibit 10.6)

10.29	Guaranty dated July 1, 2005 by Cash America International, Inc. for the benefit of NCP Finance Florida. (s) (Exhibit 10.7)

10.30	Guaranty dated July 1, 2005 by Cash America International, Inc. for the benefit of Midwest R&S Corporation. (s) (Exhibit 10.8)

10.31	Amendment One (January 25, 2006) to the Cash America International, Inc. 2004 Long-Term Incentive Plan. (t) (Exhibit 10.31)

10.32	Note Agreement dated as of December 28, 2005 among the Company and the Purchasers named therein for the issuance of the Company’s 6.12% Senior Notes due December 28, 2015 in the aggregate principal amount of $40,000,000. (t) (Exhibit 10.32)

10.33	Executive Change-in-Control Severance Agreement dated May 23, 2006 between the Company and Jerry Wackerhagen (u) (Exhibit 10.1)

10.34	Executive Change-in-Control Severance Agreement dated July 17, 2006 between the Company and J. Curtis Linscott.(u) (Exhibit 10.2)

10.35	Note Agreement dated as of December 19, 2006 among the Company and the Purchasers named therein for the issuance of the Company’s 6.09% Series Senior Notes due December 19, 2016 in the aggregate principal amount of $35,000,000 and 6.21% Series B Senior Notes due December 19, 2021 in the aggregate principal amount of $25,000,000. (v) (Exhibit 10.1)

Exhibit	Description

10.36	Letter agreement dated January 25, 2006 extending Amended and Restated Executive Employment Agreement between the Company and Mr. Feehan dated January 21, 2004.

10.37	Supplement No. 9 (December 31, 2006) to Note Agreement dated as July 7, 1995, among the Company and the purchasers named therein.

10.38	Supplement No. 6 (December 31, 2006) to Note Agreement dated as of December 1, 1997, among the Company and the purchasers named therein.

10.39	Amendment No. 2 (December 31, 2006) to Note Agreement dated as of August 12, 2002, among the Company and the purchasers named therein.

14	Code of Ethics. The Company’s Code of Business Conduct and Ethics may be accessed via the Company’s website at www.cashamerica.com.

21	Subsidiaries of Cash America International, Inc.

23	Consent of PricewaterhouseCoopers LLP.

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Certain Exhibits are incorporated by reference to the Exhibits shown in parenthesis contained in the Company’s following filings with the Securities and Exchange Commission:

(a)	Registration Statement Form S-1, File No. 33-10752.

(b)	Amendment No. 1 to its Registration Statement on Form S-4, File No. 33-17275.

(c)	Annual Report on Form 10-K for the year ended December 31, 1992.

(d)	Annual Report on Form 10-K for the year ended December 31, 1993.

(e)	Post-Effective Amendment No. 1 to its Registration Statement on Form S-4, File No. 33-17275.

(f)	Annual Report on Form 10-K for the year ended December 31, 1990.

(g)	Quarterly Report on Form 10-Q for the quarter ended June 30, 1995.

(h)	Quarterly Report on Form 10-Q for the quarter ended September 30, 1995.

(i)	Annual Report on Form 10-K for the year ended December 31, 1996.

(j)	Annual Report on Form 10-K for the year ended December 31, 1997.

(k)	Annual Report on Form 10-K for the year ended December 31, 1998.

(l)	Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.

(m)	Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

(n)	Annual Report on Form 10-K for the year ended December 31, 2001.

(o)	Current Report on Form 8-K dated September 7, 2004.

(p)	Current Report on Form 8-K dated August 15, 2002.

(q)	Annual Report on Form 10-K for the year ended December 31, 2003.

(r)	Annual Report on Form 10-K for the year ended December 31, 2004.

(s)	Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.

(t)	Annual Report on Form 10-K for the year ended December 31, 2005.

(u)	Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

(v)	Current Report on Form 8-K dated December 22, 2006.