Form 10-Q
period 2007-03-31
CASH AMERICA INTERNATIONAL INC
filed 2007-05-04
CIK 807884

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑      Accelerated filer ☐       Non-accelerated filer ☐
     Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
APPLICABLE ONLY TO CORPORATE ISSUERS:
     29,698,332 common shares, $.10 par value, were outstanding as of April 13, 2007

CASH AMERICA INTERNATIONAL, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	March 31,		December 31,
	2007	2006	2006
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$25,728	$16,667	$25,723
Pawn loans	112,009	103,031	127,384
Cash advances, net	67,384	29,704	79,975
Merchandise held for disposition, net	80,798	65,594	87,060
Finance and service charges receivable	22,338	19,140	25,377
Other receivables and prepaid expenses	19,058	15,533	16,128
Deferred tax assets	17,609	9,142	16,324

Total current assets	344,924	258,811	377,971
Property and equipment, net	124,752	97,173	119,261
Goodwill	238,836	175,596	238,499
Intangible assets, net	26,564	22,754	27,477
Other assets	12,810	11,234	13,036

Total assets	$747,886	$565,568	$776,244

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$57,169	$34,246	$91,217
Customer deposits	8,358	7,295	7,464
Income taxes currently payable	12,000	6,324	2,691
Current portion of long-term debt	16,786	16,786	16,786

Total current liabilities	94,313	64,651	118,158
Deferred tax liabilities	13,483	10,853	12,770
Other liabilities	1,573	1,606	1,625
Long-term debt	181,330	92,270	202,963

Total liabilities	290,699	169,380	335,516

Stockholders’ equity:
Common stock, $.10 par value per share, 80,000,000 shares authorized, 30,235,164 shares issued	3,024	3,024	3,024
Additional paid-in capital	161,858	157,750	161,683
Retained earnings	306,157	244,630	287,962
Accumulated other comprehensive income	9	34	20
Notes receivable secured by common stock	(18)	(382)	(18)
Treasury shares, at cost (592,192 shares, 706,799 shares and 565,840 shares at March 31, 2007 and 2006, and December 31, 2006, respectively)	(13,843)	(8,868)	(11,943)

Total stockholders’ equity	457,187	396,188	440,728

Total liabilities and stockholders’ equity	$747,886	$565,568	$776,244

See notes to consolidated financial statements.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	Three Months Ended
	March 31,
	2007	2006
	(Unaudited)
Revenue
Finance and service charges	$38,431	$35,055
Proceeds from disposition of merchandise	100,168	87,124
Cash advance fees	78,516	35,439
Check cashing fees, royalties and other	5,752	5,337

Total Revenue	222,867	162,955
Cost of Revenue
Disposed merchandise	61,925	52,742

Net Revenue	160,942	110,213

Expenses
Operations	72,367	59,273
Cash advance loss provision	32,748	4,437
Administration	14,295	13,851
Depreciation and amortization	7,534	6,353

Total Expenses	126,944	83,914

Income from Operations	33,998	26,299
Interest expense	(3,748)	(2,436)
Interest income	418	378
Foreign currency transaction gain	44	65

Income before Income Taxes	30,712	24,306
Provision for income taxes	11,478	8,918

Net Income	$19,234	$15,388

Net Income Per Share:
Basic	$0.64	$0.52
Diluted	$0.63	$0.51
Weighted average common shares outstanding:
Basic	29,873	29,514
Diluted	30,602	30,385
Dividends declared per common share	$0.035	$0.025
See notes to consolidated financial statements.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	March 31,
	2007		2006
	Shares	Amounts	Shares	Amounts
		(Unaudited)
Common stock
Balance at end of period	30,235,164	$3,024	30,235,164	$3,024

Additional paid-in capital
Balance at beginning of year		161,683		156,557
Exercise of stock options		—		(498)
Issuance of shares under restricted stock units plan		(751)		(353)
Stock-based compensation		717		587
Income tax benefit from stock based compensation		209		1,457

Balance at end of period		161,858		157,750

Retained earnings
Balance at beginning of year		287,962		229,975
Net income		19,234		15,388
Dividends declared		(1,039)		(733)

Balance at end of period		306,157		244,630

Accumulated other comprehensive income (loss)
Balance at beginning of year		20		(5)
Unrealized derivatives gain (loss)		(11)		39

Balance at end of period		9		34

Notes receivable secured by common stock
Balance at beginning of year		(18)		(2,488)
Payments on notes receivable		—		2,106

Balance at end of period		(18)		(382)

Treasury shares, at cost
Balance at beginning of year	(565,840)	(11,943)	(999,347)	(12,347)
Purchases of treasury shares	(60,850)	(2,651)	(1,007)	(133)
Exercise of stock options	—	—	264,813	3,259
Issuance of shares under restricted stock units plan	34,498	751	28,742	353

Balance at end of period	(592,192)	(13,843)	(706,799)	(8,868)

Total Stockholders’ Equity		$457,187		$396,188

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Three Months Ended
	March 31,
	2007	2006
	(Unaudited)
Net income	$19,234	$15,388

Other comprehensive income (loss):
Interest rate cap valuation adjustments	(12)	60
Less: Applicable income taxes	1	21

Other comprehensive (loss) income, net	(11)	39

Total Comprehensive Income	$19,223	$15,427

See notes to consolidated financial statements.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended
	March 31,
	2007	2006
	(Unaudited)
Cash Flows from Operating Activities
Net income	$19,234	$15,388
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,534	6,353
Cash advance loss provision	32,748	4,437
Stock-based compensation	717	587
Foreign currency transaction gain	(44)	(65)
Changes in operating assets and liabilities -
Merchandise held for disposition	3,435	3,034
Finance and service charges receivable	2,295	2,503
Other receivables and prepaid expenses	(2,382)	(2,069)
Accounts payable and accrued expenses	361	(2,835)
Customer deposits, net	894	959
Current income taxes	9,518	6,332
Excess income tax benefit from stock-based compensation	(209)	(1,457)
Deferred income taxes, net	(571)	1,620

Net cash provided by operating activities	73,530	34,787

Cash Flows from Investing Activities
Pawn loans made	(92,261)	(84,693)
Pawn loans repaid	62,751	60,216
Principal recovered through dispositions of forfeited loans	48,231	41,833
Cash advances made, assigned or purchased	(252,913)	(138,350)
Cash advances repaid	233,636	145,077
Acquisitions, net of cash acquired	(35,640)	(1,729)
Purchases of property and equipment	(11,933)	(7,841)

Net cash (used) provided by investing activities	(48,129)	14,513

Cash Flows from Financing Activities
Net repayments under bank lines of credit	(17,347)	(52,653)
Payments on notes payable	(4,286)	(4,286)
Loan costs paid	(282)	(4)
Proceeds from exercise of stock options	—	2,761
Excess income tax benefit from stock-based compensation	209	1,457
Repayments of notes receivable secured by common stock	—	2,106
Treasury shares purchased	(2,651)	(133)
Dividends paid	(1,039)	(733)

Net cash used by financing activities	(25,396)	(51,485)

Net increase (decrease) in cash and cash equivalents	5	(2,185)
Cash and cash equivalents at beginning of year	25,723	18,852

Cash and cash equivalents at end of period	$25,728	$16,667

Supplemental Disclosures
Non-cash investing and financing activities –
Pawn loans forfeited and transferred to merchandise held for disposition	$45,289	$37,440
Pawn loans renewed	$17,911	$19,234
Cash advances renewed	$66,875	$3,935
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
     The financial statements as of March 31, 2007 and 2006 and for the three-month periods then ended, are unaudited but, in management’s opinion, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for such interim periods. Operating results for the three months are not necessarily indicative of the results that may be expected for the full fiscal year.
     Certain amounts in the consolidated financial statements for the three months ended March 31, 2006 have been reclassified to conform to the presentation format adopted in 2007. These reclassifications have no effect on the net income previously reported.
     These financial statements and related notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2006 Annual Report to Stockholders.
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

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     The Company provides a cash advance product in some markets under a credit services organization program, whereby the Company assists in arranging loans for customers from independent third-party lenders. The Company also guarantees the customer’s payment obligations in the event of default if the customer is approved for and accepts the loan. The borrower pays fees to the Company under the credit services organization program (“CSO fees”) for performing services on the borrower’s behalf, including credit services, and for agreeing to guaranty the borrower’s payment obligations to the lender. As a result of providing the guaranty, the CSO fees are deferred and amortized over the term of the loan and recorded as cash advance fees in the accompanying consolidated statements of income. The contingent loss on the guaranteed loans is accrued and recorded as a liability. See Note 4.
Check Cashing Fees, Royalties and Other • The Company records fees derived from its owned check cashing locations and many of its lending locations in the period in which the service is provided. Royalties derived from franchise locations are recorded on an accrual basis. Other revenues derived from other financial services such as money order commissions, prepaid debit card fees, etc. are recognized when earned.
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
     Periodically, the Company’s online distribution channel sells selected cash advances which have been previously written off. Proceeds from these sales are recorded as recoveries on losses previously charged to the allowance for losses.
Income Taxes
     Beginning January 1, 2007, the Company has accounted for uncertainty in income taxes recognized in the financial statements in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”(“FIN 48”). FIN 48 requires that a more-likely-than-not threshold be met before the benefit of a tax position may be recognized in the financial statements and prescribes how such benefit should be measured. It also provides guidance on derecognition, classification,

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
interest and penalties, accounting in interim periods, disclosure and transition. It requires that the new standard be applied to the balances of assets and liabilities as of the beginning of the period of adoption and that a corresponding adjustment be made to the opening balance of retained earnings. See Note 2.
Recent Accounting Pronouncements
     In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value to be the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date and emphasizes that fair value is a market-based measurement, not an entity-specific measurement. It establishes a fair value hierarchy and expands disclosures about fair value measurements in both interim and annual periods. SFAS 157 will be effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company does not expect SFAS 157 to have a material effect on the Company’s consolidated financial position or results of operations but anticipates additional disclosures when it becomes effective.
     In February 2007, FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits entities to choose, at specified election dates, to measure eligible items at fair value (the “fair value option”) and requires an entity to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Upfront costs and fees related to items for which the fair value option is elected shall be recognized in earnings as incurred and not deferred. SFAS 159 will be effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of adopting SFAS 159.
2. Income Taxes
     The Company adopted the provisions of FIN 48 on January 1, 2007. As of the date of adoption, the Company had no unrecognized tax benefits and thus had accrued no interest or penalties on such benefits. At adoption, the Company did not anticipate a significant increase in unrecognized tax benefits during the subsequent 12 months. As of January 1, 2007, the Company’s 2003 through 2006 tax years were open to examination by the Internal Revenue Service and major state taxing jurisdictions. There were no material changes in these items during the current quarter.
     While the Company typically does not incur significant interest or penalties on income tax liabilities, it is the Company’s policy to classify such amounts as interest expense and administrative expense, respectively. The Company did not change its policy on classification of interest and penalties upon adoption of FIN 48.
3. Acquisitions
     Pursuant to its business strategy of expanding its reach into new markets with new customers and new financial services, on September 15, 2006, the Company, through its wholly-owned subsidiary Cash America Net Holdings, LLC, purchased substantially all of the assets of The Check Giant LLC (“TCG”.) TCG offered short-term cash advances exclusively over the internet under the name “CashNetUSA.” The Company paid an initial purchase price of approximately $35.9 million in cash and transaction costs of approximately $2.9 million, and has continued to use the CashNetUSA trade name in connection with its online operations.
     The Company also agreed to pay up to five supplemental earn-out payments during the two-year period after the closing. The amount of each supplemental payment will be based on a multiple of earnings

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
attributable to CashNetUSA’s business for the twelve months preceding the date of determining each scheduled supplemental payment. Each supplemental payment will be reduced by amounts previously paid. The supplemental payments are to be paid in cash within 45 days of the payment measurement date. The Company may, at its option, pay up to 25% of each supplemental payment in shares of its common stock based on an average share price as of the measurement date. Substantially all of these supplemental payments will be accounted for as goodwill. The first supplemental payment of approximately $33.8 million, which was paid in February 2007 in cash, was based on the trailing twelve months earnings of CashNetUSA through December 31, 2006 and reflects adjustments for amounts previously paid. Another supplemental payment was scheduled based on the trailing twelve months earnings of CashNetUSA as of March 31, 2007. Management has not included an accrual for this payment because the defined multiple of earnings reduced the amount payable at March 31, 2007 to a figure below the cumulative amount paid through December 31, 2006. Pursuant to the terms of the purchase agreement with CashNetUSA, the March 31 and September 30, 2007 measurement dates are calculated at 5.5 times trailing twelve month earnings.
     During the quarter ended March 31, 2007, the Company also acquired a pawnshop and made payment on a shop over which it acquired management control in December 2006 with aggregate cash payments of $931,000.
4.	Cash Advances, Allowance for Losses and Accruals for Losses on Third-Party Lender-Owned Cash Advances
     The Company offers cash advance products through its cash advance locations, most of its pawnshops and over the internet through CashNetUSA. The cash advance products are generally offered as single payment cash advance loans. These cash advance loans typically have terms of 7 to 45 days and are generally payable on the customer’s next payday. The Company originates cash advances in some of its locations and arranges for customers to obtain cash advances from independent third-party lenders in other locations. In a cash advance transaction, a customer executes a promissory note or other repayment agreement typically supported by that customer’s personal check or authorization to debit the customer’s checking account via an ACH transaction. Customers may repay the amount due with cash, by allowing their check to be presented for collection, or by allowing their checking account to be debited via an ACH transaction.
     The Company provides services in connection with single payment cash advances originated by independent third-party lenders, whereby the Company acts as a credit services organization on behalf of consumers in accordance with applicable state laws (the “CSO program”). Such program includes arranging loans with independent third-party lenders, assisting in the preparation of loan applications and loan documents, and accepting loan payments at the location where the loans were arranged. To assist the customer in obtaining a loan through the CSO program, the Company also, as part of the credit services it provides to the customer, guarantees, on behalf of the customer, the customer’s payment obligations to the third-party lender under the loan. A customer who obtains a loan through the CSO program pays the Company a fee for the credit services, including the guaranty, and enters into a contract with the Company governing the credit services arrangement. Losses on cash advances acquired by the Company as a result of its guaranty obligations are the responsibility of the Company. As of March 31, 2007, the CSO program was offered in Texas and Florida. The Company discontinued the CSO program in Michigan in February 2007, and now offers only cash advances underwritten by the Company to customers in that state.
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
     Cash advances outstanding at March 31, 2007 and 2006, were as follows (in thousands):

	March 31,
	2007	2006
Funded by the Company
Active cash advances and fees receivable	$57,077	$24,677
Cash advances and fees in collection	21,436	4,479

Total Funded by the Company	78,513	29,156
Purchased by the Company from third-party lenders	12,012	4,089

Company-owned cash advances and fees receivable, gross	90,525	33,245
Less: Allowance for losses	23,141	3,541

Cash advances and fees receivable, net	$67,384	$29,704

     Changes in the allowance for losses for Company-owned portfolio and the accrued loss for third-party lender-owned portfolio during the three months ended March 31, 2007 and 2006, were as follows (in thousands):

	Three Months Ended
	March 31,
	2007	2006
Company-owned cash advances
Balance at beginning of period	$19,513	$6,309
Cash advance loss provision	32,648	4,706
Charge-offs	(32,511)	(11,045)
Recoveries	3,491	3,571

Balance at end of period	$23,141	$3,541

Accrual for third-party lender-owned cash advances
Balance at beginning of period	$1,153	$874
Increase (decrease) in loss provision	100	(269)

Balance at end of period	$1,253	$605

     Cash advances assigned to the Company for collection were $18.1 million and $8.2 million, for the three months ended March 31, 2007 and 2006, respectively.
     During the quarter ended March 31, 2007, the Company’s online distribution channel sold selected cash advances which had been previously written off. These sales generated proceeds of $752,000 which were recorded as recoveries on losses previously charged to the allowance for losses.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
5. Earnings Per Share Computation
     The following table sets forth the reconciliation of numerators and denominators for the basic and diluted earnings per share computation for the three months ended March 31, 2007 and 2006 (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2007	2006
Numerator:
Net income available to common stockholders	$19,234	$15,388

Denominator:
Weighted average common shares outstanding	29,664	29,365
Weighted average vested RSUs	150	85
Weighted average shares in non-qualified savings plan	59	64

Total weighted average basic shares	29,873	29,514
Effect of shares applicable to stock option plans	371	508
Effect of RSU compensation plans	358	363

Total weighted average diluted shares	30,602	30,385

Earnings per share:
Net income – Basic	$0.64	$0.52

Net income – Diluted	$0.63	$0.51

     The shares held in the Company’s non-qualified savings plan have been reclassified into the basic earnings per share computation as the distribution of those shares is not contingent upon future services. All prior periods presented have been restated to reflect this reclassification. There is no impact to the previously reported basic earnings per share.
6. Long-Term Debt
     The Company’s long-term debt instruments and balances outstanding at March 31, 2007 and 2006, were as follows (in thousands):

	March 31,
	2007	2006
Line of credit up to $250,000 due 2012	$64,330	$18,484
6.21% senior unsecured notes due 2021	25,000	—
6.09% senior unsecured notes due 2016	35,000	—
6.12% senior unsecured notes due 2015	40,000	40,000
7.20% senior unsecured notes due 2009	25,500	34,000
7.10% senior unsecured notes due 2008	4,286	8,572
8.14% senior unsecured notes due 2007	4,000	8,000

Total debt	198,116	109,056
Less current portion	16,786	16,786

Total long-term debt	$181,330	$92,270

     In March 2007, the Company amended the line of credit to extend the final maturity two years to February 2012 and modified certain terms of the credit agreement. Interest on the line of credit is charged, at the Company’s option, at either LIBOR plus a margin or at the agent’s base rate. The margin on the line of credit varies from 0.875% to 1.875% (1.125% at March 31, 2007), depending on the Company’s cash flow leverage ratios as defined in the agreement. The Company also pays a fee on the unused portion ranging from 0.25% to 0.30% (0.25% at March 31, 2007) based on the Company’s cash flow leverage ratios. The weighted average interest rate (including margin) on the line of credit at March 31, 2007 was 6.5%.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
7. Operating Segment Information
     The Company has three reportable operating segments: pawn lending, cash advance and check cashing. The cash advance and check cashing segments are managed separately due to the different operational strategies required and, therefore, are reported as separate segments. To more accurately estimate the administrative expenses associated with each operating segment, the Company began in the second quarter of 2006 to allocate its aggregate administrative expenses on a different basis. Management believes that the current methodology creates a more balanced allocation among the segments based on the time, resources and activities associated with the Company’s administrative activities of each operating segment. In addition, check cashing fees, royalties and other income at pawn lending locations previously included in either proceeds from disposition of merchandise or netted into administration expenses are reclassified out of those line items. All prior periods in the tables below have been revised to reflect these changes. These revisions have not changed the consolidated performance of the Company for any period.
     Information concerning the operating segments is set forth below (in thousands):

	Pawn	Cash	Check
	Lending	Advance	Cashing	Consolidated
Three Months Ended March 31, 2007:
Revenue
Finance and service charges	$38,431	$—	$—	$38,431
Proceeds from disposition of merchandise	100,168	—	—	100,168
Cash advance fees	10,120	68,396	—	78,516
Check cashing fees, royalties and other	929	3,683	1,140	5,752

Total revenue	149,648	72,079	1,140	222,867
Cost of revenue – disposed merchandise	61,925	—	—	61,925

Net revenue	87,723	72,079	1,140	160,942

Expenses
Operations	47,116	24,944	307	72,367
Cash advance loss provision	2,844	29,904	—	32,748
Administration	9,321	4,697	277	14,295
Depreciation and amortization	5,007	2,426	101	7,534

Total expenses	64,288	61,971	685	126,944

Income from operations	$23,435	$10,108	$455	$33,998

As of March 31, 2007:
Total assets	$526,088	$214,648	$7,150	$747,886

Goodwill	$142,052	$91,474	$5,310	$238,836

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Pawn	Cash	Check
	Lending	Advance	Cashing	Consolidated
Three Months Ended March 31, 2006:
Revenue
Finance and service charges	$35,055	$—	$—	$35,055
Proceeds from disposition of merchandise	87,124	—	—	87,124
Cash advance fees	9,648	25,791	—	35,439
Check cashing fees, royalties and other	687	3,499	1,151	5,337

Total revenue	132,514	29,290	1,151	162,955
Cost of revenue – disposed merchandise	52,742	—	—	52,742

Net revenue	79,772	29,290	1,151	110,213

Expenses
Operations	44,217	14,722	334	59,273
Cash advance loss provision	1,883	2,554	—	4,437
Administration	8,470	5,068	313	13,851
Depreciation and amortization	4,342	1,930	81	6,353

Total expenses	58,912	24,274	728	83,914

Income from operations	$20,860	$5,016	$423	$26,299

As of March 31, 2006:
Total assets	$453,214	$105,264	$7,090	$565,568

Goodwill	$125,668	$44,618	$5,310	$175,596

8. Litigation
     On August 6, 2004, James E. Strong filed a purported class action lawsuit in the State Court of Cobb County, Georgia against Georgia Cash America, Inc., Cash America International, Inc. (together with Georgia Cash America, Inc., “Cash America”), Daniel R. Feehan, and several unnamed officers, directors, owners and “stakeholders” of Cash America. The lawsuit alleges many different causes of action, among the most significant of which is that Cash America has been making illegal payday loans in Georgia in violation of Georgia’s usury law, the Georgia Industrial Loan Act and Georgia’s Racketeer Influenced and Corrupt Organizations Act. Community State Bank (“CSB”) for some time made loans to Georgia residents through Cash America’s Georgia operating locations. The complaint in this lawsuit claims that Cash America was the true lender with respect to the loans made to Georgia borrowers and that CSB’s involvement in the process was “a mere subterfuge.” Based on this claim, the suit alleges that Cash America is the “de facto” lender and is illegally operating in Georgia. The complaint seeks unspecified compensatory damages, attorney’s fees, punitive damages and the trebling of any compensatory damages. The parties are currently in dispute over the scope of the discovery requests made by the plaintiffs, and Cash America has appealed a recent State Court ruling on this issue, which included a State Court ruling striking Cash America’s arbitration defense. Oral arguments on the appeal occurred in April 2007 and Cash America is awaiting the appellate court’s decision. Cash America is also seeking enforcement of the arbitration provisions and has filed a Motion to Stay and Compel Arbitration with the State Court. The Company believes that the plaintiffs’ claims in this suit are without merit and is vigorously defending this lawsuit.
     There is also a related federal court action pending, wherein Cash America and CSB commenced a federal lawsuit in the U.S. District Court for the Northern District of Georgia seeking to compel Plaintiffs to arbitrate their claims against Cash America and CSB. The U.S. District Court dismissed the federal action for lack of subject matter jurisdiction, and Cash America and CSB appealed the dismissal of their complaint to the U.S Court of Appeals for the 11th Circuit. On April 27, 2007, the 11th Circuit issued its ruling on this appeal, reversing the U. S. District Court’s dismissal of the action and remanding the action to the district court for a determination of the issue of the enforceability of the parties’ arbitration agreements.
     The Strong litigation is still at an early stage, and neither the likelihood of an unfavorable outcome nor the ultimate liability, if any, with respect to this litigation can be determined at this time.

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
     The Company provides specialty financial services to individuals in the United States. These services include secured non-recourse loans, commonly referred to as pawn loans, to individuals through its pawn lending operations, unsecured cash advances in selected lending locations and on behalf of independent third-party lenders in other locations, and check cashing and related financial services through many of its lending locations and through franchised and Company-owned check cashing centers. The pawn loan portfolio generates finance and service charges revenue. A related activity of the pawn lending operations is the disposition of collateral from unredeemed pawn loans. In September 2006, the Company began offering online cash advances over the internet and began arranging loans on behalf of independent third-party lenders over the internet in November 2006.
     On September 15, 2006, the Company, through its wholly-owned subsidiary Cash America Net Holdings, LLC, purchased substantially all of the assets of The Check Giant LLC (“TCG”). TCG offered short-term cash advances exclusively over the internet under the name “CashNetUSA.” The Company paid an initial purchase price of approximately $35.9 million in cash and transaction costs of approximately $2.9 million, and has continued to use the CashNetUSA trade name in connection with its online operations. The Company also agreed to pay up to five supplemental earn-out payments during the two-year period after the closing. The amount of each supplemental payment will be based on a multiple of earnings attributable to CashNetUSA’s business for the twelve months preceding the date of determining each scheduled supplemental payment. Each supplemental payment will be reduced by amounts previously paid. The supplemental payments are to be paid in cash within 45 days of the payment measurement date. The Company may, at its option, pay up to 25% of each supplemental payment in shares of its common stock based on an average share price as of the measurement date.
     The first supplemental payment of approximately $33.8 million, which was paid in February 2007 in cash, was based on the trailing twelve months earnings of CashNetUSA through December 31, 2006 and reflects adjustments for amounts previously paid. Another supplemental payment was scheduled based on the trailing twelve months earnings of CashNetUSA as of March 31, 2007. Management has not included an accrual for this payment because the defined multiple of earnings reduced the amount payable at March 31, 2007 to a figure below the cumulative amount paid through December 31, 2006. Pursuant to the terms of the purchase agreement with CashNetUSA, the March 31 and September 30, 2007 measurement dates are calculated at 5.5 times trailing twelve month earnings.
     As of March 31, 2007, the Company had 925 total locations offering products and services to its customers. The Company operates in three segments: pawn lending, cash advance and check cashing.
     As of March 31, 2007, the Company’s pawn lending operations consisted of 489 pawnshops, including 477 Company-owned units and 12 unconsolidated franchised units, located in 22 states in the United States. During the fifteen months ended March 31, 2007, the Company acquired 20 operating units, established 3 locations, and combined or closed 2 locations for a net increase in owned pawn lending units of 21. In addition, it opened 4 franchise locations.
     At March 31, 2007, the Company’s cash advance operations operated 296 cash advance locations in 7 states. During the fifteen months ended March 31, 2007, the Company established 14 locations, and combined or closed 4 locations for a net increase in cash advance locations of 10. CashNetUSA serves multiple markets through its internet distribution channel and had cash advances outstanding in 30 states at March 31, 2007.
     As of March 31, 2007, in Florida and Texas, the Company provides services in connection with single payment cash advances originated by independent third-party lenders, whereby the Company acts as a credit services organization on behalf of consumers in accordance with applicable state laws (the “CSO program”). Such program includes arranging loans with independent third-party lenders, assisting in the preparation of loan applications and loan documents, and accepting loan payments at the location where the loans were arranged. To assist the customer in obtaining a loan through the CSO program, the Company also, as part of the credit services it provides to the customer, guarantees, on behalf of the customer, the customer’s payment obligations to the third-party lender under the loan. A customer who obtains a loan through the CSO program pays the Company a fee for the credit services, including the guaranty, and enters into a contract with the Company governing the credit services arrangement. Losses on cash advances acquired by the Company as a result of its guaranty obligations are the responsibility of the Company. The Company discontinued the CSO program in Michigan in February 2007, and now offers only cash advances underwritten by the Company to customers in that state.
     As of March 31, 2007, the Company’s check cashing operations consisted of 135 franchised and 5 company-owned check cashing centers in 18 states.
RESULTS OF CONTINUING OPERATIONS
     The following table sets forth the components of the consolidated statements of income as a percentage of total revenue for the periods indicated.

	Three Months Ended
	March 31,
	2007	2006
Revenue
Finance and service charges	17.2%	21.5%
Proceeds from disposition of merchandise	45.0	53.5
Cash advance fees	35.2	21.7
Check cashing fees, royalties and other	2.6	3.3

Total Revenue	100.0	100.0
Cost of Revenue
Disposed merchandise	27.8	32.4

Net Revenue	72.2	67.6

Expenses
Operations	32.5	36.4
Cash advance loss provision	14.7	2.7
Administration	6.4	8.5
Depreciation and amortization	3.4	3.9

Total Expenses	57.0	51.5

Income from Operations	15.2	16.1
Interest expense	(1.6)	(1.5)
Interest income	0.2	0.3
Foreign currency transaction gain	—	—

Income before Income Taxes	13.8	14.9
Provision for income taxes	5.2	5.5

Net Income	8.6%	9.4%

     The following table sets forth certain selected consolidated financial and non-financial data as of March 31, 2007 and 2006, and for each of the three months then ended ($ in thousands unless noted otherwise).

	Three Months Ended
	March 31,
	2007		2006
PAWN LENDING OPERATIONS:
Pawn loans
Annualized yield on pawn loans	131.8%		132.4%
Total amount of pawn loans written and renewed	$110,622		$103,927
Average pawn loan balance outstanding	$118,242		$107,354
Average pawn loan balance per average location in operation	$248		$235
Ending pawn loan balance per location in operation	$235		$225
Average pawn loan amount at end of period (not in thousands)	$106		$95
Profit margin on disposition of merchandise as a percentage of proceeds from disposition of merchandise	38.2%		39.5%
Average annualized merchandise turnover	3.0	x	3.1	x
Average balance of merchandise held for disposition per average location in operation	$178		$153
Ending balance of merchandise held for disposition per location in operation	$169		$143
Pawnshop locations in operation –
Beginning of period, owned	475		456
Acquired	1		2
Start-ups	1		1
Combined or closed	—		(1)

End of period, owned	477		458
Franchise locations at end of period	12		10

Total pawnshop locations at end of period	489		468

Average number of owned pawnshop locations in operation	477		457

Cash advances (a)
Pawn locations offering cash advances at end of year	426		431
Average number of pawn locations offering cash advances	425		433
Amount of cash advances written at pawn locations:
Funded by the Company	$15,486		$14,309
Funded by third-party lenders (b) (d)	44,985		44,704

Aggregate amount of cash advances written at pawn locations (b) (f)	$60,471		$59,013

Number of cash advances written at pawn locations (not in thousands):
By the Company	50,268		43,140
By third-party lenders (b) (d)	98,126		107,987

Aggregate number of cash advances written at pawn locations (b) (f)	148,394		151,127

Cash advance customer balances due at pawn locations (gross):
Owned by Company (c)	$6,439		$5,709
Owned by third-party lenders (b)	7,800		8,015

Aggregate cash advance customer balances due (gross) at pawn locations (b) (f)	$14,239		$13,724

(Continued on Next Page)

	Three Months Ended
	March 31,
	2007	2006
CASH ADVANCE OPERATIONS (e):
Amount of cash advances written:
Funded by the Company	$286,250	$121,581
Funded by third-party lenders (b) (d)	97,103	33,336

Aggregate amount of cash advances written (b) (f)	$383,353	$154,917

Number of cash advances written (not in thousands):
By the Company	758,266	344,498
By third-party lenders (b) (d)	178,100	67,505

Aggregate number of cash advances written (b) (f)	936,366	412,003

Cash advance customer balances due (gross):
Owned by Company (c)	$84,086	$27,571
Owned by third-party lenders (b)	17,222	6,584

Aggregate cash advance customer balances due (gross) (b) (f)	$101,308	$34,155

Cash advance locations in operation (excluding online lending) –
Beginning of period	295	286
Start-ups	2	3
Combined or closed	(1)	(3)

End of period	296	286

Average number of cash advance locations in operation	295	286

Number of states with online lending at end of period	30	—

CONSOLIDATED CASH ADVANCE PRODUCT SUMMARY (a) (b)(e):
Amount of cash advances written:
Funded by the Company	$301,736	$135,890
Funded by third-party lenders (b) (d)	142,088	78,040

Aggregate amount of cash advances written (b) (f)	$443,824	$213,930

Number of cash advances written (not in thousands):
By the Company	808,534	387,638
By third-party lenders (b) (d)	276,226	175,492

Aggregate number of cash advances written (b) (f)	1,084,760	563,130

Average amount per cash advance written (not in thousands):
Funded by the Company	$373	$351
Funded by third-party lenders (b) (d)	514	445

Aggregate average amount per cash advance (b) (f)	$409	$380

Cash advance customer balances due (gross):
Owned by Company (c)	$90,525	$33,280
Owned by third-party lenders (b)	25,022	14,599

Aggregate cash advance customer balances due (gross) (b) (f)	$115,547	$47,879

Total locations offering cash advances at end of period (excluding online lending)	722	717
Average total locations offering cash advances (excluding online lending)	720	719
Number of states with online lending at end of period	30	—
(Continued on Next Page)

	Three Months Ended
	March 31,
	2007	2006
CHECK CASHING OPERATIONS (Mr. Payroll):
Centers in operation at end of period:
Company-owned locations	5	5
Franchised locations	135	135

Combined centers in operation at end of period	140	140

Revenue from Company-owned locations	$161	$182
Revenue from franchise royalties and other	979	969

Total revenue (c)	$1,140	$1,151

Face amount of checks cashed:
Company-owned locations	$9,610	$10,493
Franchised locations (b)	367,221	365,686

Combined face amount of check cashed (b)	$376,831	$376,179

Fees collected from customers:
Company-owned locations	$161	$182
Franchised locations (b)	5,446	5,490

Combined fees collected from customers (b)	$5,607	$5,672

Fees as a percentage of check cashed:
Company-owned locations	1.7%	1.7%
Franchised locations (b)	1.5	1.5

Combined fees as a percentage of check cashed (b)	1.5%	1.5%

Average check cashed (not in thousands):
Company-owned locations	$428	439
Franchised locations (b)	494	477

Combined average check cashed (b)	$492	$476

(a)	Includes cash advance activities at the Company’s pawn lending locations.

(b)	Non-GAAP presentation. For informational purposes and to provide a greater understanding of the Company’s businesses. Management believes that information provided with this level of detail is meaningful and useful in understanding the activities and business metrics of the Company’s operations.

(c)	Amounts recorded in the Company’s consolidated financial statements.

(d)	Cash advances written by third-party lenders that were arranged by the Company on behalf of the third-party lenders.

(e)	Includes cash advance activities at the Company’s cash advance locations and through the Company’s internet distribution channel.

(f)	Includes (i) cash advances written by the Company, and (ii) cash advances written by third-party lenders that were arranged by the Company on behalf of the third-party lenders.

CRITICAL ACCOUNTING POLICIES
     Beginning January 1, 2007, the Company has accounted for uncertainty in income taxes recognized in the financial statements in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”(“FIN 48”). FIN 48 requires that a more-likely-than-not threshold be met before the benefit of a tax position may be recognized in the financial statements and prescribes how such benefit should be measured. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. It requires that the new standard be applied to the balances of assets and liabilities as of the beginning of the period of adoption and that a corresponding adjustment be made to the opening balance of retained earnings. See Note 2 of Notes to Consolidated Financial Statements.
     There have been no other changes of critical accounting policies since December 31, 2006.
RECENT ACCOUNTING PRONOUNCEMENT
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
     In February 2007, FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits entities to choose, at specified election dates, to measure eligible items at fair value (the “fair value option”) and requires an entity report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Upfront costs and fees related to items for which the fair value option is elected shall be recognized in earnings as incurred and not deferred. SFAS 159 will be effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of adopting SFAS 159.

OVERVIEW
Components of Consolidated Net Revenue. Consolidated net revenue is total revenue reduced by the cost of merchandise sold in the period. It represents the income available to satisfy expenses and is the measure management uses to evaluate top line performance. The components of consolidated net revenue are pawn related net revenue, consisting of finance and service charges from pawn loans plus profit from the disposition of merchandise; cash advance fees and other revenue. Other revenue is comprised mostly of check cashing fees, but includes royalties and other revenue items. Growth in cash advance fees has increased the related contribution of the cash advance products to consolidated net revenue during the three months ended March 31, 2007 compared to the same period of 2006. The growth in cash advance fees is primarily attributable to higher average balances, the addition of new units and the addition of cash advances made over the internet beginning in mid-September 2006. Pawn net revenue contributed 47.7% and 63.0% of net revenue for the three months ended March 31, 2007 and 2006, respectively. The following graphs show consolidated net revenue and depict the mix of the components of net revenue for the three months ended March 31, 2007 and 2006:

Contribution to Increase in Net Revenue. Increases in the components of the Company’s net revenue led to an increase in net revenue of 46.0% for the three months ended March 31, 2007 compared to the prior year. Cash advance fees, including cash advance fees generated in pawn lending locations, have increased primarily because of higher average balances owed by customers, the growth and development of newly opened cash advance locations and the addition of cash advances made over the internet. As illustrated below, these increases represented 84.9% of the Company’s overall increase in net revenue for the three months ended March 31, 2006 compared to the three months ended March 31, 2007 and 55.6% of the overall increase for the three months ended March 31, 2005 compared to the three months ended March 31, 2006. The increase in pawn-related net revenue in the aggregate, combined finance and service charges and profit from the disposition of merchandise, contributed 14.3% of the year over year increase in net revenue for the first three months of 2007 compared to 39.7% of the growth in the same period of 2006. These trends are depicted in the following graphs:

Quarter Ended March 31, 2007 Compared To Quarter Ended March 31, 2006
Consolidated Net Revenue. Consolidated net revenue increased $50.7 million, or 46.0%, to $160.9 million during the three months ended March 31, 2007 (the “current quarter”) from $110.2 million during the three months ended March 31, 2006 (the “prior year quarter”). The following table sets forth net revenue by operating segment for the three months ended March 31, 2007 and 2006 ($ in thousands):

	Three Months Ended March 31,
	2007	2006	Inc./(Dec.)
Pawn lending operations	$87,723	$79,772	$7,951	10.0%
Cash advance operations	72,079	29,290	42,789	146.1
Check cashing operations	1,140	1,151	(11)	(1.0)

Consolidated net revenue	$160,942	$110,213	$50,729	46.0%

     Higher revenue from the Company’s cash advance product, higher finance and service charges from pawn loans and higher profit from the disposition of merchandise accounted for the increase in net revenue.
     The components of consolidated net revenue are finance and service charges from pawn loans, which increased $3.3 million; profit from the disposition of merchandise, which increased $3.9 million; cash advance fees generated both from pawn and cash advance locations and from the Company’s online distribution channel, which increased $43.1 million; and combined segment revenue from check cashing fees, royalties and other, which increased $415,000.

Finance and Service Charges. Finance and service charges from pawn loans increased $3.3 million, or 9.6%, from $35.1 million in the prior year quarter to $38.4 million in the current quarter. The increase is primarily due to higher loan balances attributable to the increased amount of pawn loans written through existing and new locations added during 2006. An increase in the average balance of pawn loans outstanding contributed $3.5 million of the increase which was partially offset by a $179,000 decrease resulting from the lower annualized yield of the pawn loan portfolio which is a function of the blend in permitted rates for fees and service charges on pawn loans in all operating locations of the Company and slightly lower redemption rates. Finance and service charges from same stores (stores that have been open for at least twelve months) increased 6.0%, or $2.1 million, in the current quarter compared to the prior year quarter.
     The average balances of pawn loans outstanding at March 31, 2007 were $10.9 million, or 10.1% higher than at March 31, 2006. The increase in the average balance of pawn loans outstanding was driven by a 12.6% increase in the average amount per loan that was partially offset by a 2.2% decrease in the average number of pawn loans outstanding during the current quarter. Management believes this decrease could be related to the fact that higher advance rates on loans secured by gold collateral, such as jewelry, can allow customers to reduce the number of loans needed to achieve their needs.
     Pawn loan balances at March 31, 2007 were $112.0 million, which was 8.7% higher than at March 31, 2006. Annualized loan yield was 131.8% in the current quarter, compared to 132.4% in the prior year quarter. Same store pawn loan balances at March 31, 2007 were $5.8 million, or 5.6%, higher than at March 31, 2006.
Profit from Disposition of Merchandise. Profit from disposition of merchandise represents the proceeds received from disposition of merchandise in excess of the cost of disposed merchandise. The following table summarizes the proceeds from disposition of merchandise and the related profit for the current quarter compared to the prior year quarter ($ in thousands):

	Three Months Ended March 31,
	2007			2006
	Merch-	Refined		Merch-	Refined
	andise	Gold	Total	andise	Gold	Total
Proceeds from dispositions	$75,007	$25,161	$100,168	$70,688	$16,436	$87,124
Profit on disposition	$30,252	$7,991	$38,243	$28,930	$5,452	$34,382
Profit margin	40.3%	31.8%	38.2%	40.9%	33.2%	39.5%
Percentage of total profit	79.1%	20.9%	100.0%	84.1%	15.9%	100.0%
     While the total proceeds from disposition of merchandise and refined gold increased $13.0 million, or 15.0%, the total profit from the disposition of merchandise and refined gold increased $3.9 million, or 11.2%, primarily due to higher levels of retail sales offset by lower gross profit margin on the disposition of refined gold. Overall gross profit margin decreased from 39.5% in the prior year quarter to 38.2% in the current quarter as the relative percentage of lower profit margin refined gold sales was higher than the prior year quarter which diluted overall margins slightly. In addition, excluding the effect of the disposition of refined gold, the profit margin on the disposition of merchandise (including jewelry sales) was 40.3% and 40.9% for the current quarter and the prior year quarter, respectively. The profit margin on the disposition of refined gold decreased to 31.8% in the current quarter compared to 33.2% in the prior year quarter primarily due to the increase in cost per ounce. The increase in gross profit dollars generated is attributable to the increase in sales proceeds due to the higher volume of gold sold and an increase in the prevailing market prices of gold which caused the hedge-adjusted selling price per ounce to increase 25% compared to the prior year quarter. Proceeds from disposition of merchandise, excluding refined gold, increased $4.3 million, or 6.1%, in the current quarter compared to the prior year quarter. The higher level of retail sales activity was supported by higher levels of merchandise available for disposition entering the current quarter and by the net addition of 19 pawn locations since March 31, 2006. The consolidated merchandise turnover rate was 3.0 times during the current quarter and 3.1 times during the prior year quarter. Management expects that profit margin on the disposition of merchandise in the near term will likely remain at or slightly below current levels mainly due to higher inventory levels and an increase in the percentage mix of refined gold sales, which typically have lower gross profit margins.
     The table below summarizes the age of merchandise held for disposition before valuation allowance of $1.9 million at March 31, 2007 and $1.8 million at March 31, 2006 ($ in thousands).

	2007		2006
	Amount	%	Amount	%
Merchandise held for 1 year or less –
Jewelry	$50,742	61.4%	$39,029	57.9%
Other merchandise	23,813	28.8	21,047	31.2

	74,555	90.2	60,076	89.1

Merchandise held for more than 1 year –
Jewelry	5,067	6.1	4,633	6.9
Other merchandise	3,046	3.7	2,685	4.0

	8,113	9.8	7,318	10.9

Total merchandise held for disposition	$82,668	100.0%	$67,394	100.0%

Cash Advance Fees. Cash advance fees increased $43.1 million, or 121.6%, to $78.5 million in the current quarter from $35.4 million in the prior year quarter. The increase was primarily due to the addition of online distribution channel and to a lesser extent the growth and development of new cash advance units. As of March 31, 2007, the cash advance products were available in 722 lending locations, including 426 pawnshops, 296 cash advance locations and through the online distribution channel. 329 of these lending locations and, in two states, the Company’s online distribution channel, arrange for customers to obtain cash advance products from independent third-party lenders for a fee. Cash advance fees from same stores increased $2.6 million, or 7.6%, to $37.0 million in the current quarter as compared to $34.4 million in the prior year quarter. Cash advance fees include revenue from the cash advance portfolio owned by the Company and fees paid to the Company for arranging for cash advance products from independent third-party lenders for customers. (Although cash advance transactions may take the form of loans or deferred check deposit transactions, the transactions are referred to throughout this discussion as “cash advances” for convenience.)
     The following table sets forth cash advance fees by operating segment for the three months ended March 31, 2007 and 2006 ($ in thousands):

	Three Months Ended March 31,
	2007	2006	Increase
Pawn lending operations	$10,120	$9,648	$472	4.9%
Cash advance operations	68,396	25,791	42,605	165.2

Consolidated cash advance fees	$78,516	$35,439	$43,077	121.6%

     The amount of cash advances written increased by $229.9 million, or 107.5%, to $443.8 million in the current quarter from $213.9 million in the prior year quarter. Included in the amount of cash advances written in the current quarter and the prior year quarter were $142.1 million and $78.0 million, respectively, extended to customers by third-party lenders. The average amount per cash advance increased to $409 from $380 mainly due to changes in permitted loan amounts and adjustments to underwriting. The combined Company and third-party lender portfolios of cash advances generated $79.4 million in revenue during the current quarter compared to $36.5 million in the prior year quarter. The outstanding combined portfolio balance of cash advances increased $67.7 million, or 141.3%, to $115.5 million at March 31, 2007 from $47.9 million at March 31, 2006. Those amounts included $90.5 million and $33.2 million at March 31, 2007 and 2006, respectively, which are included in the Company’s consolidated balance sheets. An allowance for losses of $23.1 million and $3.5 million has been provided in the consolidated financial statements for March 31, 2007 and 2006, respectively, which is netted against the outstanding cash advance amounts on the Company’s consolidated balance sheets.

     The following table summarizes cash advances outstanding at March 31, 2007 and 2006 and contains certain non-Generally Accepted Accounting Principles (“non-GAAP”) measures with respect to the cash advances owned by third-party lenders that are not included in the Company’s consolidated balance sheets. The Company believes that presenting these non-GAAP measures is meaningful and necessary because management evaluates and measures the cash advance portfolio performance on an aggregate basis ($ in thousands).

	March 31,
	2007	2006
Funded by the Company(a)
Active cash advances and fees receivable	$57,077	$24,677
Cash advances and fees in collection	21,436	4,479

Total funded by the Company (a)	78,513	29,156

Funded by the third-party lenders (b) (c)
Active cash advances and fees receivable	25,024	15,440
Cash advances and fees in collection	12,010	3,283

Total funded by third-party lenders (b) (c)	37,034	18,723

Combined gross portfolio(b) (d)	115,547	47,879
Less: Elimination of cash advances owned by third-party lenders	25,022	14,599
Less: Discount on cash advances assigned by third-party lenders	—	35

Company-owned cash advances and fees receivable, gross	90,525	33,245
Less: Allowance for losses	23,141	3,541

Cash advances and fees receivable, net	$67,384	$29,704

Allowance for loss on Company-owned cash advances	$23,141	$3,541
Accrued losses on third-party lender owned cash advances	1,253	605

Combined allowance for losses and accrued third-party lender losses	$24,394	$4,146

Combined allowance for losses and accrued third-party lender losses as a % of combined gross portfolio (b)	21.1%	8.7%

(a)	Cash advances written by the Company in its pawn and cash advance locations and through the Company’s internet distribution channel.

(b)	Non-GAAP presentation. For informational purposes and to provide a greater understanding of the Company’s businesses. Management believes that information provided with this level of detail is meaningful and useful in understanding the activities and business metrics of the Company’s operations.

(c)	Cash advances written by third-party lenders that were arranged by the Company on behalf of the third-party lenders, all at the Company’s pawn and cash advance locations and through the Company’s internet distribution channel.

(d)	Includes (i) cash advances written by the Company, and (ii) cash advances written by third-party lenders that were arranged by the Company on behalf of the third-party lenders, all at the Company’s pawn and cash advance locations and through the Company’s internet distribution channel.
     Cash advance fees related to cash advances originated by all third-party lenders were $24.9 million in the current quarter on $142.1 million in cash advances originated by third-party lenders, representing 31.7% of combined cash advance revenue. The cash advance loss provision expense associated with these cash advances was $12.4 million. Direct operating expenses associated with these cash advances, excluding allocated administrative expenses, were $4.3 million, and the related depreciation and amortization expense was $388,000 in the current quarter. Therefore, management estimates that the approximate contribution before interest and taxes on cash advances originated by all third-party lenders in pawn and cash advance locations and through its online channel amounted to $7.8 million in the current quarter. This estimate does not include shared operating costs in pawn locations where the product is offered.
     Management anticipates continued growth in consolidated cash advance fees for the remainder of 2007 due to increased consumer awareness and demand for the cash advance product, higher outstanding balances at March 31, 2007 compared to March 31, 2006, the addition of the internet distribution channel through CashNetUSA, the growth of balances from new units opened in 2006, and planned openings in 2007.

Check Cashing Fees, Royalties and Other. Check cashing fees, royalties and other income increased $415,000 to $5.7 million in the current quarter, or 7.8%, from $5.3 million in the prior year quarter primarily due to expanded product offerings in pawn locations and revenue growth in cash advance units. The components of these fees are as follows (in thousands):

	Three Months Ended March 31,
	2007				2006
	Pawn	Cash	Check		Pawn	Cash	Check
	Lending	Advance	Cashing	Total	Lending	Advance	Cashing	Total
Check cashing fees	$288	$2,406	$161	$2,855	$64	$2,483	$182	$2,729
Royalties	145	—	959	1,104	166	—	945	1,111
Other	496	1,277	20	1,793	457	1,016	24	1,497

	$929	$3,683	$1,140	$5,752	$687	$3,499	$1,151	$5,337

Operations Expenses. Consolidated operations expenses, as a percentage of total revenue, were 32.5% in the current quarter compared to 36.4% in the prior year quarter. These expenses increased $13.1 million, or 22.0%, in the current quarter compared to the prior year quarter. Pawn lending operating expenses increased $2.9 million, or 6.6%, primarily due to the net increase of 19 pawnshop locations since March 31, 2006, an increase in store level incentives and an increase in marketing expenses. Cash advance operating expenses increased $10.2 million, or 69.4%, primarily as a result of the addition of CashNetUSA.
     As a multi-unit operator in the consumer finance industry, the Company’s operations expenses are predominately related to personnel and occupancy expenses. Personnel expenses include base salary and wages, performance incentives, and benefits. Occupancy expenses include rent, property taxes, insurance, utilities, and maintenance. The combination of personnel and occupancy expenses represents 80.2% of total operations expenses in the current quarter and 85.3% in the prior year quarter. Other operations expenses increased $5.6 million, or 64.7%, primarily due to an increase of $5.1 million in marketing and selling expenses. The comparison is as follows ($ in thousands):

	Three Months Ended March 31,
	2007		2006
		% of		% of
	Amount	Revenue	Amount	Revenue
Personnel	$40,509	18.2%	$34,527	21.2%
Occupancy	17,507	7.9	16,034	9.8
Other	14,351	6.4	8,712	5.4

Total	$72,367	32.5%	$59,273	36.4%

     The increase in personnel expenses is mainly due to the addition of CashNetUSA, the unit additions since the prior year quarter and an increase in staffing levels, and normal recurring salary adjustments. The increase in occupancy expense is primarily due to unit additions and the increase in other operations expenses was primarily due to the addition of CashNetUSA.
Administration Expenses. Consolidated administration expenses, as a percentage of total revenue, were 6.4% in the current quarter compared to 8.5% in the prior year quarter. The components of administration expenses for the three months ended March 31, 2007 and 2006 are as follows ($ in thousands):

	Three Months Ended March 31,
	2007		2006
		% of		% of
	Amount	Revenue	Amount	Revenue
Personnel	$10,389	4.7%	$9,865	6.1%
Other	3,906	1.7	3,986	2.4

Total	$14,295	6.4%	$13,851	8.5%

     The increase in administration expenses was principally attributable to the addition of CashNetUSA, increased staffing levels, annual salary adjustments and net unit additions.
Cash Advance Loss Provision. The Company maintains an allowance for losses on cash advances at a level projected to be adequate to absorb credit losses inherent in the outstanding combined cash advance portfolio. The cash advance loss provision is utilized to increase the allowance carried against the outstanding company owned cash advance portfolio as well as expected losses in the third-party lender-owned portfolios which are guaranteed by the Company. The allowance is based on historical trends in portfolio performance based on the status of the balance owed by the customer with the full amount of the customer’s obligations being completely reserved when they become 60 days past due. The cash advance loss provision was $32.7 million for the current quarter and $4.4 million for the prior year quarter. The loss provision reflected a $28.3 million increase compared to the prior year quarter, principally due to the addition of CashNetUSA, driven by the higher volume of combined cash advances written and portfolio performance trends. The loss provision as a percentage of combined cash advances written increased to 7.4% in the current quarter from 2.1% in the prior year quarter while actual net charge-offs (charge-offs less recoveries) as a percentage of combined cash advances written were 6.5% in the current quarter compared to 3.5% in the prior year quarter. The loss provision as a percentage of cash advance fees increased to 41.7% in the current quarter from 12.5% in the prior year quarter. These increases are mostly attributable to a significant increase in cash advance receivable balances and the inclusion of the cash advance balance from online customers which carry a higher expected loss rate. Going forward management believes that this ratio could increase as the composition mix of the portfolio becomes more heavily weighted to cash advances extended to online customers which historically have resulted in higher loss rates than cash advances extended to customers receiving loans in physical lending locations.
     During the quarter ended March 31, 2007, the Company’s online distribution channel sold selected cash advances which had been previously written off. These sales generated proceeds of $752,000. These proceeds were recorded as recoveries on losses previously charged to the allowance for losses.

     The following table summarizes the cash advance loss provision and combined allowance for losses and accrued third-party lender losses for the three months ended and at March 31, 2007 and 2006, and contains certain non-GAAP measures with respect to the cash advances written by third-party lenders that are not included in the Company’s consolidated balance sheets and related statistics. The Company believes that presenting these non-GAAP measures is meaningful and necessary because management evaluates and measures the cash advance portfolio performance on an aggregate basis including its evaluation of the loss provision for the Company-owned portfolio and the third-party lender-owned portfolio that the Company guarantees ($ in thousands).

	Three Months Ended
	March 31,
	2007	2006
Cash advance loss provision:
Loss provision on Company-owned cash advances	$32,648	$4,706
Loss provision on third-party owned cash advances	100	(269)

Combined cash advance loss provision	$32,748	$4,437

Charge-offs, net of recoveries	$29,019	$7,474

Cash advances written:
By the Company (a)	$301,736	$135,890
By third-party lenders (b) (c)	142,088	78,040

Combined cash advances written (b) (d)	$443,824	$213,930

Combined cash advance loss provision as a % of combined cash advances written (b)	7.4%	2.1%
Charge-offs (net of recoveries) as a % of combined cash advances written (b)	6.5%	3.5%

(a)	Cash advances written by the Company in its pawn and cash advance locations and through the Company’s internet distribution channel.

(b)	Non-GAAP presentation. For informational purposes and to provide a greater understanding of the Company’s businesses. Management believes that information provided with this level of detail is meaningful and useful in understanding the activities and business metrics of the Company’s operations.

(c)	Cash advances written by third-party lenders that were arranged by the Company on behalf of the third-party lenders, all at the Company’s pawn and cash advance locations and through the Company’s internet distribution channel.

(d)	Includes (i) cash advances written by the Company, and (ii) cash advances written by third-party lenders that were arranged by the Company on behalf of the third-party lenders, all at the Company’s pawn and cash advance locations and through the Company’s internet distribution channel.
Depreciation and Amortization. Depreciation and amortization expense as a percentage of total revenue was 3.4% in the current quarter and 3.9% in the prior year quarter. Total depreciation and amortization expense increased $1.2 million, or 18.6%, primarily due to the increase in operating locations and the amortization of certain intangible assets obtained in acquisitions.
Interest Expense. Interest expense as a percentage of total revenue was 1.6% in the current quarter and 1.5% in the prior year quarter. Interest expense increased $1.3 million, or 53.9%, to $3.7 million in the current quarter as compared to $2.4 million in the prior year quarter. The increase was primarily due to the higher weighted average floating interest rate (6.4% during the current quarter compared to 5.8% during the prior year quarter) and the issuance in December 2006 of $60 million of senior unsecured long-term notes. The average amount of debt outstanding increased during the current quarter to $214.0 million from $139.9 million during the prior year quarter primarily attributable to the acquisition of CashNetUSA in the third quarter of 2006 and the first contingent earn-out payment funded in February 2007. The effective blended borrowing cost was 7.1% in both the current quarter and the prior year quarter. In future periods management expects higher levels of debt associated with the potential funding requirements of the CashNetUSA supplemental acquisition payments.
Interest Income. Interest income was $418,000 in the current quarter compared to $378,000 in the prior year quarter. The interest income primarily generates from the two notes receivable denominated in Swedish kronor in connection with the Company’s 2004 sale of its foreign pawn lending operations.

Foreign Currency Transaction Gain/Loss. The two Swedish kronor denominated notes had a carrying value of $9.7 million at March 31, 2007. Exchange rate changes between the United States dollar and the Swedish kronor resulted in a net gain of $44,000 (including a gain of $242,000 from foreign currency forward contracts) in the current quarter and $65,000 (net of a loss of $102,000 from foreign currency forward contracts) in the prior year quarter. The foreign currency forward contracts totaling 68 million Swedish kronor (approximately $9.7 million at maturity) were established by the Company in 2005 to minimize the financial impact of currency market fluctuations.
Income Taxes. The Company’s effective tax rate was 37.4% for the current quarter compared to 36.7% for the prior year quarter. The change in the effective tax rate was primarily due to an increase in state and local taxes.
LIQUIDITY AND CAPITAL RESOURCES
     The Company’s cash flows and other key indicators of liquidity are summarized as follows ($ in thousands):

	Three Months Ended
	March 31,
	2007		2006
Operating activities cash flows	$73,530		$34,787
Investing activities cash flows:
Pawn loans	$18,721		$17,356
Cash advances	(19,277)		6,727
Acquisitions	(35,640)		(1,729)
Property and equipment additions	(11,933)		(7,841)
Financing activities cash flows	$(25,396)		$(51,485)
Working capital	$250,611		$194,160
Current ratio	3.7	x	4.0	x
Merchandise turnover	3.0	x	3.1	x
Cash flows from operating activities. Net cash provided by operating activities was $73.5 million for the current period. Net cash generated from the Company’s pawn lending operations, cash advance operations and check cashing operations was $32.0 million, $41.1 million and $446,000, respectively. The improvement in cash flows from operating activities in the current period as compared to the prior year period was primarily due to the improvement in the results of the pawn lending operations, the addition of CashNetUSA, and the development of cash advance locations opened in recent periods.
     Historically, the Company’s finance and service charges revenue is highest in the fourth fiscal quarter (October through December) primarily due to higher average loan balances. Proceeds from the disposition of merchandise are also generally highest in the Company’s fourth and first fiscal quarters (October through March) primarily due to the holiday season and the impact of tax refunds. The net effect of these factors is that income from operations typically are highest in the fourth and first fiscal quarters and likewise the Company’s cash flow is generally greatest in these two fiscal quarters.
Cash flows from investing activities. The Company’s pawn lending activities generated cash of $18.7 million and cash advance activities used $19.3 million during the current period. The Company also invested $11.9 million in property and equipment, including $4.1 million for the development of a new point-of-sale system, $2.3 million for the establishment of new locations and relocation of existing locations; and the remainder for the ongoing enhancements to the information technology infrastructure and remodeling of selected operating units, and other property additions.
     During the quarter ended March 31, 2007, the Company finalized the acquisition of the assets of certain pawnshops, using cash of $931,000. Additionally, during the period, the Company made the first supplemental payment of $33.8 million and paid other acquisition costs of $844,000 in connection with the acquisition of substantially all of the assets of TCG. To the extent that the defined multiple of consolidated earnings attributable to CashNetUSA’s business exceeds the total amounts paid through the supplemental payment measurement dates, as defined in the asset purchase agreement, the Company will make additional payments to the sellers. The next measurement date will be September 30, 2007. At this time management cannot accurately estimate the magnitude of the remaining such payments due to the uncertainties of growth rates in this business. In the event of high growth and profitability of the CashNetUSA online business, these payments would be large.
     Management anticipates that capital expenditures for the remainder of 2007 will be approximately $33 to $43 million primarily for the establishment of approximately 16 to 26 combined total of new cash advance-only locations and pawnshops, for the remodeling of selected operating units, and for enhancements to communications and information systems. The additional capital required to make supplemental acquisition payments related to the CashNetUSA acquisition and to pursue other acquisition opportunities is not included in the estimate of capital expenditures because of the uncertainties surrounding such payments or any potential transaction of this nature at this time.
Cash flows from financing activities. During the current period, the Company repaid $17.3 million under its bank lines of credit. The Company reduced its long-term debt by $4.3 million through the scheduled principal payments on senior unsecured notes. Additional uses of cash included $1.0 million for dividends paid. On April 20, 2005, the Board of Directors authorized the Company’s repurchase of up to a total of 1,500,000 shares of its common stock (the “2005 authorization”). Management expects to purchase shares of the Company from time to time in the open market, and funding will come from operating cash flow. During the three months ended March 31, 2007, 55,000 shares were purchased for an aggregate amount of $2.3 million. In addition, 9,650 shares were acquired as partial payments of taxes for shares issued under stock-based compensation plans for an aggregate amount of $403,000.
     In March 2007, the Company amended its existing line of credit to extend the final maturity two years to February 2012. The amendment also provides the Company with the opportunity to request an increase in the credit line from $250 million to $300 million. The line of credit agreement and the senior unsecured notes require the Company to maintain certain financial ratios. The Company is in compliance with all covenants and other requirements set forth in its debt agreements. A significant decline in demand for the Company’s products and services may cause the Company to reduce its planned level of capital expenditures and lower its working capital needs in order to maintain compliance with the financial ratios in those agreements. A violation of the credit agreement or the senior unsecured note agreements could result in an acceleration of the Company’s debt and increase the Company’s borrowing costs and could adversely affect the Company’s ability to renew its existing credit facility or obtain new credit on favorable terms in the future. The Company does not anticipate a significant decline in demand for its services and has historically been successful in maintaining compliance with and renewing its debt agreements.
     Management believes that the borrowings available ($182.8 million at March 31, 2007) under the credit facilities, cash generated from operations and current working capital of $250.6 million should be sufficient to meet the Company’s anticipated capital requirements for the foreseeable future.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Market risks relating to the Company’s operations result primarily from changes in interest rates, foreign exchange rates, and gold prices. The Company does not engage in speculative or leveraged transactions, nor does it hold or issue financial instruments for trading purposes. There have been no material changes to the Company’s exposure to market risks since December 31, 2006.

Item 4. Controls and Procedures
     Under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, management of the Company has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of March 31, 2007 (“Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective (i) to ensure that information required to be disclosed by us in reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms; and (ii) to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to our management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.
     There was no change in the Company’s internal control over financial reporting during the quarter ended March 31, 2007, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     See Note 8 of Notes to Consolidated Financial Statements.
Item 1A. Risk Factors
     There have been no material changes from the risk factors disclosed in Part 1, Item 1A, of our 2006 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     (c) The following table provides the information with respect to purchases made by the Company of shares of its common stock during each of the months in the first quarter of 2007:

				Total Number of	Maximum Number
	Total Number		Average	Shares Purchased as	of Shares that May
	of Shares		Price Paid	Part of Publicly	Yet Be Purchased
Period	Purchased		Per Share	Announced Plan	Under the Plan (1)
January 1 to January 31	3,025	(2)	$40.86	—	1,064,700
February 1 to February 28	32,745	(3)	42.81	25,000	1,039,700
March 1 to March 31	30,336	(4)	39.70	30,000	1,009,700

Total	66,106		$41.29	55,000

(1)	On April 20, 2005, the Board of Directors authorized the Company’s repurchase of up to a total of 1,500,000 shares of its common stock.

(2)	Includes 173 shares purchased on behalf of participants relating to the Company’s Non-Qualified Savings Plan and 2,852 shares received as partial tax payments for shares issued under stock-based compensation plans.

(3)	Includes 947 shares purchased on behalf of participants relating to the Company’s Non-Qualified Savings Plan and 6,798 shares received as partial tax payments for shares issued under stock-based compensation plans.

(4)	Includes 336 shares purchased on behalf of participants relating to the Company’s Non-Qualified Savings Plan.
Item 5. Other Information
     Amendment of Asset Purchase Agreement Between the Company and its affiliates, The Check Giant, LLC and the Other Parties Thereto. On May 4, 2007, The Check Giant, LLC, a Delaware limited liability company, and its members and subsidiaries (collectively, “TCG”) and the Company and certain of its affiliates, amended the Asset Purchase Agreement dated as of July 9, 2006, as previously amended on September 15, 2006 (the “Asset Purchase Agreement”). The new amendment provides a mechanism for calculating and paying, if necessary, a true-up payment payable to TCG after the calculation and payment of the final supplemental payment provided in the Asset Purchase Agreement. This description is qualified in its entirety by reference to the Asset Purchase Agreement and Amendment No. 1 thereto, which are filed as exhibits to our Current Reports on Form 8-K filed on July 10, 2006 and September 19, 2006, respectively, and by reference to the new amendment, which is filed as Exhibit 2.1 to this Quarterly Report.
     Compensatory Arrangements of Certain Officers. On January 24, 2007, the Management Development and Compensation committee approved grants of restricted stock units (“RSUs”) pursuant to the Company’s 2004 Long Term Incentive Compensation Plan to all Company officers, including the named executive officers identified in the Company’s 2006 and 2007 proxy statements, as indicated below:
•	Daniel R. Feehan, President & Chief Executive Officer: 11,560

•	Thomas A. Bessant, Jr., Executive Vice President & Chief Financial Officer: 4,689

•	James H. Kauffman, Executive Vice President-Financial Services: 5,122

•	Jerry D. Finn, Executive Vice President-Pawn Operations: 4,534

•	Michael D. Gaston, Executive Vice President- Business Development: 3,980
     Provided the award recipient remains an employee of the Company through the applicable vesting date, the RSUs will vest in 25% increments on January 31 of 2008, 2009, 2010 and 2011, respectively. All unvested RSUs will immediately vest upon “change of control” of the Company, as defined in the officers’ RSU agreements. If the award recipients’ service with the Company is terminated for any other reason prior to the vesting of the RSUs, the unvested RSUs will be forfeited. The form of agreement governing the RSUs is filed as an Exhibit to this Report.

Item 6. Exhibits

2.1	Amendment No. 2 to Asset Purchase Agreement between the Company and The Check Giant, LLC and its members and subsidiaries

10.1	Form of 2007 Restricted Stock Unit Award Agreement

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CASH AMERICA INTERNATIONAL, INC. (Registrant)
By:	/s/ Thomas A. Bessant, Jr.
Thomas A. Bessant, Jr.
Executive Vice President and Chief Financial Officer

Date: May 4, 2007