Form 10-Q
period 2007-06-30
CASH AMERICA INTERNATIONAL INC
filed 2007-07-27
CIK 807884

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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
29,606,432 common shares, $.10 par value, were outstanding as of July 16, 2007

CASH AMERICA INTERNATIONAL, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 30,		December 31,
	2007	2006	2006
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$26,207	$17,733	$25,723
Pawn loans	131,528	124,514	127,384
Cash advances, net	77,948	39,005	79,975
Merchandise held for disposition, net	83,522	68,787	87,060
Finance and service charges receivable	24,362	21,273	25,377
Other receivables and prepaid expenses	15,740	14,507	16,128
Deferred tax assets	21,722	12,103	16,324

Total current assets	381,029	297,922	377,971
Property and equipment, net	135,256	103,943	119,261
Goodwill	253,477	175,574	238,499
Intangible assets, net	25,538	21,984	27,477
Other assets	13,024	12,235	13,036

Total assets	$808,324	$611,658	$776,244

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$68,058	$38,303	$91,217
Customer deposits	8,388	7,080	7,464
Income taxes currently payable	994	1,989	2,691
Current portion of long-term debt	16,786	16,786	16,786

Total current liabilities	94,226	64,158	118,158
Deferred tax liabilities	13,368	11,314	12,770
Other liabilities	1,589	1,585	1,625
Long-term debt	232,896	128,515	202,963

Total liabilities	342,079	205,572	335,516

Stockholders’ equity:
Common stock, $.10 par value per share, 80,000,000 shares authorized, 30,235,164 shares issued	3,024	3,024	3,024
Additional paid-in capital	162,620	159,260	161,683
Retained earnings	318,328	254,802	287,962
Accumulated other comprehensive income	8	66	20
Notes receivable secured by common stock	(18)	(382)	(18)
Treasury shares, at cost (683,754 shares, 679,143 shares and 565,840 shares at June 30, 2007 and 2006, and December 31, 2006, respectively)	(17,717)	(10,684)	(11,943)

Total stockholders’ equity	466,245	406,086	440,728

Total liabilities and stockholders’ equity	$808,324	$611,658	$776,244

See notes to consolidated financial statements.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30		June 30,
	2007	2006	2007	2006
		(Unaudited)
Revenue
Finance and service charges	$37,194	$34,588	$75,625	$69,643
Proceeds from disposition of merchandise	85,808	72,622	185,976	159,746
Cash advance fees	86,947	39,395	165,463	74,834
Check cashing fees, royalties and other	3,932	3,323	9,689	8,660

Total Revenue	213,881	149,928	436,753	312,883
Cost of Revenue
Disposed merchandise	52,784	42,886	114,709	95,628

Net Revenue	161,097	107,042	322,044	217,255

Expenses
Operations	74,611	59,642	146,977	118,915
Cash advance loss provision	42,328	10,798	75,076	15,235
Administration	13,225	13,016	27,526	26,867
Depreciation and amortization	7,899	6,503	15,433	12,856

Total Expenses	138,063	89,959	265,012	173,873

Income from Operations	23,034	17,083	57,032	43,382
Interest expense	(3,996)	(2,412)	(7,744)	(4,848)
Interest income	439	389	857	767
Foreign currency transaction gain	14	113	58	178
Gain from termination of contract	—	2,167	—	2,167

Income before Income Taxes	19,491	17,340	50,203	41,646
Provision for income taxes	6,282	6,427	17,760	15,345

Net Income	$13,209	$10,913	$32,443	$26,301

Earnings Per Share:
Basic	$0.44	$0.37	$1.09	$0.89
Diluted	$0.43	$0.36	$1.06	$0.86
Weighted average common shares outstanding:
Basic	29,833	29,732	29,852	29,623
Diluted	30,557	30,569	30,579	30,484
Dividends declared per common share	$0.035	$0.025	$0.070	$0.050
See notes to consolidated financial statements.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	June 30,
	2007		2006
	Shares	Amounts	Shares	Amounts
		(Unaudited)
Common stock
Balance at end of period	30,235,164	$3,024	30,235,164	$3,024

Additional paid-in capital
Balance at beginning of year		161,683		156,557
Exercise of stock options		(71)		(730)
Issuance of shares under restricted stock units plan		(751)		(353)
Stock-based compensation		1,493		1,218
Income tax benefit from stock based compensation		266		2,568

Balance at end of period		162,620		159,260

Retained earnings
Balance at beginning of year		287,962		229,975
Net income		32,443		26,301
Dividends declared		(2,077)		(1,474)

Balance at end of period		318,328		254,802

Accumulated other comprehensive income (loss)
Balance at beginning of year		20		(5)
Unrealized derivatives (loss) gain		(12)		71

Balance at end of period		8		66

Notes receivable secured by common stock
Balance at beginning of year		(18)		(2,488)
Payments on notes receivable		—		2,106

Balance at end of period		(18)		(382)

Treasury shares, at cost
Balance at beginning of year	(565,840)	(11,943)	(999,347)	(12,347)
Purchases of treasury shares	(157,412)	(6,645)	(114,314)	(3,699)
Exercise of stock options	5,000	120	405,776	5,009
Issuance of shares under restricted stock units plan	34,498	751	28,742	353

Balance at end of period	(683,754)	(17,717)	(679,143)	(10,684)

Total Stockholders’ Equity		$466,245		$406,086

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
		(Unaudited)
Net income	$13,209	$10,913	$32,443	$26,301

Other comprehensive income (loss):
Interest rate cap valuation adjustments	(8)	49	(19)	109
Less: Applicable income taxes	7	17	7	38

Other comprehensive (loss) income, net	(1)	32	(12)	71

Total Comprehensive Income	$13,208	$10,945	$32,431	$26,372

See notes to consolidated financial statements.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended
	June 30,
	2007	2006
	(Unaudited)
Cash Flows from Operating Activities
Net income	$32,443	$26,301
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,433	12,856
Cash advance loss provision	75,076	15,235
Stock-based compensation	1,493	1,218
Gain from termination of contract	—	(2,167)
Foreign currency transaction gain	(57)	(178)
Changes in operating assets and liabilities -
Merchandise held for disposition	3,063	2,225
Finance and service charges receivable	621	635
Other receivables and prepaid expenses	962	(582)
Accounts payable and accrued expenses	(3,364)	755
Customer deposits, net	924	744
Current income taxes	(1,431)	3,108
Excess income tax benefit from stock-based compensation	(266)	(2,568)
Deferred income taxes, net	(4,792)	(897)

Net cash provided by operating activities	120,105	56,685

Cash Flows from Investing Activities
Pawn loans made	(204,386)	(189,719)
Pawn loans repaid	112,319	107,632
Principal recovered through dispositions of forfeited loans	89,236	75,576
Cash advances made, assigned or purchased	(549,336)	(299,416)
Cash advances repaid	477,412	286,065
Acquisitions, net of cash acquired	(36,922)	(1,754)
Purchases of property and equipment	(29,188)	(20,360)
Proceeds from termination of contract	—	1,098

Net cash used by investing activities	(140,865)	(40,878)

Cash Flows from Financing Activities
Net borrowings (repayments) under bank lines of credit	34,219	(16,408)
Payments on notes payable	(4,286)	(4,286)
Loan costs paid	(282)	(12)
Proceeds from exercise of stock options	49	4,279
Excess income tax benefit from stock-based compensation	266	2,568
Repayments of notes receivable secured by common stock	—	2,106
Treasury shares purchased	(6,645)	(3,699)
Dividends paid	(2,077)	(1,474)

Net cash provided (used) by financing activities	21,244	(16,926)

Net increase (decrease) in cash and cash equivalents	484	(1,119)
Cash and cash equivalents at beginning of year	25,723	18,852

Cash and cash equivalents at end of period	$26,207	$17,733

Supplemental Disclosures
Non-cash investing and financing activities -
Pawn loans forfeited and transferred to merchandise held for disposition	$88,564	$73,567
Pawn loans renewed	$34,986	$38,182
Cash advances renewed	$142,461	$7,835
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
     The financial statements as of June 30, 2007 and 2006 and for the three and six month periods then ended are unaudited but, in management’s opinion, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for such interim periods. Operating results for the three and six month periods are not necessarily indicative of the results that may be expected for the full fiscal year.
     Certain amounts in the consolidated financial statements for the three and six months ended June 30, 2006 have been reclassified to conform to the presentation format adopted in 2007. These reclassifications have no effect on the net income previously reported.
     These financial statements and related notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2006 Annual Report to Shareholders.
Revenue Recognition
Pawn Lending • Pawn loans are made on the pledge of tangible personal property. The Company accrues finance and service charges revenue only on those pawn loans that it deems collectible based on historical loan redemption statistics. Pawn loans written during each calendar month are aggregated and tracked for performance. The gathering of this empirical data allows the Company to analyze the characteristics of its outstanding pawn loan portfolio and estimate the probability of collection of finance and service charges. For loans not repaid, the carrying value of the forfeited collateral (“merchandise held for disposition”) is stated at the lower of cost (cash amount loaned) or market. Revenue is recognized at the time that merchandise is sold. Interim customer payments for layaway sales are recorded as customer deposits and subsequently recognized as revenue during the period in which the final payment is received.
Cash Advances • Cash advances provide customers with cash in exchange for a promissory note or other repayment agreement supported, in most cases, by that customer’s personal check or authorization to debit that customer’s account via an Automated Clearing House (“ACH”) transaction for the aggregate amount of the payment due. The customer may repay the cash advance either in cash, or, as applicable, by allowing the check to be presented for collection, or by allowing the customer’s checking account to be debited through an ACH for the amount due. The Company accrues fees and interest on cash advances on a constant yield basis ratably over the period of the cash advance, pursuant to its terms. (Although cash advance transactions may take the form of loans or deferred check deposit transactions, the transactions are referred to throughout this discussion as “cash advances” for convenience.)

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     The Company provides a cash advance product in some markets under a credit services organization program, in which the Company assists in arranging loans for customers from independent third-party lenders. The Company also guarantees the customer’s payment obligations in the event of default if the customer is approved for and accepts the loan. The borrower pays fees to the Company under the credit services organization program (“CSO fees”) for performing services on the borrower’s behalf, including credit services, and for agreeing to guaranty the borrower’s payment obligations to the lender. As a result of providing the guaranty, the CSO fees are deferred and amortized over the term of the loan and recorded as cash advance fees in the accompanying consolidated statements of income. The contingent loss on the guaranteed loans is accrued and recorded as a liability. See Note 4.
Check Cashing Fees, Royalties and Other • The Company records check cashing fees derived from both check cashing locations it owns and many of its lending locations in the period in which the check cashing service is provided. It records royalties derived from franchise locations on an accrual basis. Revenues derived from other financial services such as money order commissions, prepaid debit card fees, etc. are recognized when earned.
Allowance for Losses on Cash Advances
     In order to manage the portfolio of cash advances effectively, the Company utilizes a variety of underwriting criteria, monitors the performance of the portfolio, and maintains either an allowance or accrual for losses.
     The Company maintains either an allowance or accrual for losses on cash advances (including fees and interest) at a level that it estimates to be adequate to absorb credit losses inherent in the outstanding combined Company and third-party lender portfolio (the portion owned by independent third-party lenders). The allowance for losses on Company-owned cash advances offsets the outstanding cash advance amounts in the consolidated balance sheets. Active third-party lender-originated cash advances are not included in the consolidated balance sheets. An accrual for contingent losses on third-party lender-owned cash advances that are guaranteed by the Company is maintained and included in “Accounts payable and accrued expenses” in the consolidated balance sheets.
     The Company aggregates and tracks cash advances written during each calendar month to develop a performance history. The Company stratifies the outstanding combined portfolio by age, delinquency, and stage of collection when assessing the adequacy of the allowance or accrual for losses. It uses historical collection performance adjusted for recent portfolio performance trends to develop the expected loss rates used to establish either the allowance or accrual. Increases in either the allowance or accrual are created by recording a cash advance loss provision in the consolidated statements of income. The Company charges off all cash advances that have been in default for 60 days, or sooner if deemed uncollectible. Recoveries on losses previously charged to the allowance are credited to the allowance when collected.
     The Company’s online distribution channel periodically sells selected cash advances that have been previously written off. Proceeds from these sales are recorded as recoveries on losses previously charged to the allowance for losses.
Income Taxes
     Beginning January 1, 2007, the Company has accounted for uncertainty in income taxes recognized in the financial statements in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 requires that a more-likely-than-not threshold be met before the benefit of a tax position may be recognized in the financial statements and prescribes how such benefit should be measured. It also provides guidance on derecognition,

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
classification, accrual of interest and penalties, accounting in interim periods, disclosure and transition. It requires that the new standard be applied to the balances of assets and liabilities as of the beginning of the period of adoption and that a corresponding adjustment be made to the opening balance of retained earnings. See Note 2.
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
2. Income Taxes
     The Company adopted the provisions of FIN 48 on January 1, 2007. As of that date, the Company had no unrecognized tax benefits and thus had accrued no interest or penalties on such benefits, nor did the Company anticipate a significant increase in unrecognized tax benefits during the subsequent 12 months. As of January 1, 2007, the Company’s 2003 through 2006 tax years were open to examination by the Internal Revenue Service and major state taxing jurisdictions. There were no material changes in these items during the quarter and six months ended June 30, 2007.
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

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     The Company also agreed to pay up to five supplemental earn-out payments during the two-year period after the closing. The amount of each supplemental payment will be based on a multiple of earnings attributable to CashNetUSA’s business for the twelve months preceding the date of determining each scheduled supplemental payment. Each supplemental payment will be reduced by amounts previously paid. The supplemental payments are to be paid in cash within 45 days of the payment measurement date. The Company may, at its option, pay up to 25% of each supplemental payment in shares of its common stock based on an average share price as of the measurement date thereby reducing the amount of the cash payment. Substantially all of these supplemental payments will be accounted for as goodwill.
     The first supplemental payment of approximately $33.8 million, which was paid in February 2007 in cash, was based on the trailing twelve months earnings of CashNetUSA through December 31, 2006 and reflects adjustments for amounts previously paid. There was no supplemental payment with respect to the trailing twelve months earnings of CashNetUSA as of March 31, 2007. Another supplemental payment is scheduled in October 2007 and will be based on the trailing twelve months earnings of CashNetUSA as of September 30, 2007. As of June 30, 2007, the Company has accrued for the payment of $14.3 million as an addition to goodwill based on the defined multiple of trailing twelve months earnings through June 30, 2007. Pursuant to the terms of the purchase agreement with CashNetUSA, payments determined at the March 31 and September 30, 2007 measurement dates are calculated at 5.5 times trailing twelve month earnings and the March 31 and September 30, 2008 measurement dates will be calculated at 5 times trailing twelve month earnings.
     During the six months ended June 30, 2007, the Company also acquired 3 pawnshops and made payment on a pawnshop over which it acquired management control in December 2006. The aggregate cash payments for these acquisitions were $2.2 million.
4. Cash Advances, Allowance for Losses and Accruals for Losses on Third-Party Lender-Owned Cash Advances
     The Company offers cash advance products through its cash advance locations, most of its pawnshops and over the internet. The cash advance products are generally offered as single payment cash advance loans. These cash advance loans typically have terms of 7 to 45 days and are generally payable on the customer’s next payday. The Company originates cash advances in some of its locations and online and arranges for customers to obtain cash advances from independent third-party lenders in other locations and online. In a cash advance transaction, a customer executes a promissory note or other repayment agreement typically supported by that customer’s personal check or authorization to debit the customer’s checking account via an ACH transaction. Customers may repay the amount due with cash, by allowing their check to be presented for collection, or by allowing their checking account to be debited via an ACH transaction.
     The Company provides services in connection with single payment cash advances originated by independent third-party lenders, whereby the Company acts as a credit services organization on behalf of consumers in accordance with applicable state laws (the “CSO program”). The CSO program includes arranging loans with independent third-party lenders, assisting in the preparation of loan applications and loan documents, and accepting loan payments. To assist the customer in obtaining a loan through the CSO program, the Company also, as part of the credit services it provides to the customer, guarantees, on behalf of the customer, the customer’s payment obligations to the third-party lender under the loan. A customer who obtains a loan through the CSO program pays the Company a fee for the credit services, including the guaranty, and enters into a contract with the Company governing the credit services arrangement. Losses on cash advances acquired by the Company as a result of its guaranty obligations are the responsibility of the Company. As of June 30, 2007, the CSO program was offered in Texas and Florida. The Company discontinued the CSO program in Michigan in February 2007, and now offers only cash advances underwritten by the Company to customers in that state.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     If the Company collects a customer’s delinquent payment in an amount that is less than the amount the Company paid to the third-party lender pursuant to the guaranty, the Company must absorb the shortfall. If the amount collected exceeds the amount paid under the guaranty, the Company is entitled to the excess and recognizes the excess amount in income. Since the Company may not be successful in collecting delinquent amounts, the Company’s cash advance loss provision includes amounts estimated to be adequate to absorb credit losses from cash advances in the aggregate cash advance portfolio, including those expected to be acquired by the Company as a result of its guaranty obligations. The estimated amounts of losses on portfolios owned by the third-party lenders are included in “Accounts payable and accrued expenses” in the consolidated balance sheets.
     Cash advances outstanding at June 30, 2007 and 2006, were as follows (in thousands):

	June 30,
	2007	2006
Funded by the Company
Active cash advances and fees receivable	$68,438	$32,016
Cash advances and fees in collection	27,167	7,615

Total Funded by the Company	95,605	39,631
Purchased by the Company from third-party lenders	14,516	6,915

Company-owned cash advances and fees receivable, gross	110,121	46,546
Less: Allowance for losses	32,173	7,541

Cash advances and fees receivable, net	$77,948	$39,005

     Changes in the allowance for losses for the Company-owned portfolio and the accrued loss for the third-party lender-owned portfolio during the three and six months ended June 30, 2007 and 2006 were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Allowance for company-owned cash advances
Balance at beginning of period	$23,141	$3,541	$19,513	$6,309
Cash advance loss provision	41,758	10,512	74,406	15,218
Charge-offs	(36,338)	(8,612)	(68,850)	(19,657)
Recoveries	3,612	2,100	7,104	5,671

Balance at end of period	$32,173	$7,541	$32,173	$7,541

Accrual for third-party lender-owned cash advances
Balance at beginning of period	$1,253	$605	$1,153	$874
Increase in loss provision	570	286	670	17

Balance at end of period	$1,823	$891	$1,823	$891

     Cash advances assigned to the Company for collection were $46.4 million and $15.9 million, for the six months ended June 30, 2007 and 2006, respectively. The Company’s participation interest in third-party lender originated cash advances at June 30, 2007 and 2006 was $-0- and $1.0 million, respectively.
     During the six months ended June 30, 2007, the Company sold selected cash advances originated from its online distribution channel which had been previously written off. These sales generated proceeds of $1.2 million which were recorded as recoveries on losses previously charged to the allowance for losses.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
5. Earnings Per Share Computation
     The following table sets forth the reconciliation of numerators and denominators for the basic and diluted earnings per share computation for the three and six months ended June 30, 2007 and 2006 (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Numerator:
Net income available to common stockholders	$13,209	$10,913	$32,443	$26,301

Denominator:
Weighted average common shares outstanding	29,614	29,574	29,639	29,470
Weighted average vested RSUs	163	99	156	92
Weighted average shares in non-qualified savings plan	56	59	57	61

Total weighted average basic shares	29,833	29,732	29,852	29,623
Effect of shares applicable to stock option plans	368	465	370	493
Effect of RSU compensation plans	356	372	357	368

Total weighted average diluted shares	30,557	30,569	30,579	30,484

Earnings per share:
Net income — Basic	$0.44	$0.37	$1.09	$0.89

Net income — Diluted	$0.43	$0.36	$1.06	$0.86

     The shares held in the Company’s non-qualified savings plan have been reclassified into the basic earnings per share computation as the distribution of substantially all of those shares is not contingent upon future services. All prior periods presented have been restated to reflect this reclassification. There is no impact to the previously reported basic earnings per share.
6. Long-Term Debt
     The Company’s long-term debt instruments and balances outstanding at June 30, 2007 and 2006, were as follows (in thousands):

	June 30,
	2007	2006
Line of credit up to $250,000 due 2012	$115,896	$54,729
6.21% senior unsecured notes due 2021	25,000	—
6.09% senior unsecured notes due 2016	35,000	—
6.12% senior unsecured notes due 2015	40,000	40,000
7.20% senior unsecured notes due 2009	25,500	34,000
7.10% senior unsecured notes due 2008	4,286	8,572
8.14% senior unsecured notes due 2007	4,000	8,000

Total debt	249,682	145,301
Less current portion	16,786	16,786

Total long-term debt	$232,896	$128,515

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     In March 2007, the Company amended the line of credit to extend the final maturity two years to February 2012 and modified certain terms of the credit agreement. Interest on the line of credit is charged, at the Company’s option, at either LIBOR plus a margin or at the agent’s base rate. The margin on the line of credit varies from 0.875% to 1.875% (1.125% at June 30, 2007), depending on the Company’s cash flow leverage ratios as defined in the agreement. The Company also pays a fee on the unused portion ranging from 0.25% to 0.30% (0.25% at June 30, 2007) based on the Company’s cash flow leverage ratios. The weighted average interest rate (including margin) on the line of credit at June 30, 2007 was 6.6%.
7. Operating Segment Information
     The Company has three reportable operating segments: pawn lending, cash advance and check cashing. The cash advance and check cashing segments are managed separately due to the different operational strategies required and, therefore, are reported as separate segments. Check cashing fees, royalties and other income at pawn lending locations, which were previously included in either proceeds from disposition of merchandise or netted into administration expenses, are reclassified out of those line items. All prior periods in the tables below have been revised to reflect this change. These revisions have not changed the consolidated performance of the Company for any period.
     Information concerning the operating segments is set forth below (in thousands):

	Pawn	Cash	Check
	Lending	Advance	Cashing	Consolidated
Three Months Ended June 30, 2007:
Revenue
Finance and service charges	$37,194	$—	$—	$37,194
Proceeds from disposition of merchandise	85,808	—	—	85,808
Cash advance fees	9,990	76,957	—	86,947
Check cashing fees, royalties and other	810	2,264	858	3,932

Total revenue	133,802	79,221	858	213,881
Cost of revenue — disposed merchandise	52,784	—	—	52,784

Net revenue	81,018	79,221	858	161,097

Expenses
Operations	46,583	27,670	358	74,611
Cash advance loss provision	3,725	38,603	—	42,328
Administration	6,985	5,992	248	13,225
Depreciation and amortization	5,127	2,671	101	7,899

Total expenses	62,420	74,936	707	138,063

Income from operations	$18,598	$4,285	$151	$23,034

As of June 30, 2007:
Total assets	$557,180	$244,149	$6,995	$808,324

Goodwill	$142,590	$105,577	$5,310	$253,477

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Pawn	Cash	Check
	Lending	Advance	Cashing	Consolidated
Three Months Ended June 30, 2006:
Revenue
Finance and service charges	$34,588	$—	$—	$34,588
Proceeds from disposition of merchandise	72,622	—	—	72,622
Cash advance fees	10,282	29,113	—	39,395
Check cashing fees, royalties and other	616	1,834	873	3,323

Total revenue	118,108	30,947	873	149,928
Cost of revenue — disposed merchandise	42,886	—	—	42,886

Net revenue	75,222	30,947	873	107,042

Expenses
Operations	44,799	14,523	320	59,642
Cash advance loss provision	3,724	7,074	—	10,798
Administration	7,762	4,686	568	13,016
Depreciation and amortization	4,478	1,936	89	6,503

Total expenses	60,763	28,219	977	89,959

Income (loss) from operations	$14,459	$2,728	$(104)	$17,083

As of June 30, 2006:
Total assets	$489,686	$114,546	$7,426	$611,658

Goodwill	$125,646	$44,618	$5,310	$175,574

Six Months Ended June 30, 2007:
Revenue
Finance and service charges	$75,625	$—	$—	$75,625
Proceeds from disposition of merchandise	185,976	—	—	185,976
Cash advance fees	20,110	145,353	—	165,463
Check cashing fees, royalties and other	1,740	5,951	1,998	9,689

Total revenue	283,451	151,304	1,998	436,753
Cost of revenue — disposed merchandise	114,709	—	—	114,709

Net revenue	168,742	151,304	1,998	322,044

Expenses
Operations	93,699	52,613	665	146,977
Cash advance loss provision	6,569	68,507	—	75,076
Administration	16,307	10,694	525	27,526
Depreciation and amortization	10,134	5,097	202	15,433

Total expenses	126,709	136,911	1,392	265,012

Income from operations	$42,033	$14,393	$606	$57,032

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Pawn	Cash	Check
	Lending	Advance	Cashing	Consolidated
Six Months Ended June 30, 2006:
Revenue
Finance and service charges	$69,643	$—	$—	$69,643
Proceeds from disposition of merchandise	159,746	—	—	159,746
Cash advance fees	19,930	54,904	—	74,834
Check cashing fees, royalties and other	1,303	5,333	2,024	8,660

Total revenue	250,622	60,237	2,024	312,883
Cost of revenue — disposed merchandise	95,628	—	—	95,628

Net revenue	154,994	60,237	2,024	217,255

Expenses
Operations	89,016	29,245	654	118,915
Cash advance loss provision	5,607	9,628	—	15,235
Administration	16,232	9,754	881	26,867
Depreciation and amortization	8,820	3,866	170	12,856

Total expenses	119,675	52,493	1,705	173,873

Income from operations	$35,319	$7,744	$319	$43,382

8. Litigation
     On August 6, 2004, James E. Strong filed a purported class action lawsuit in the State Court of Cobb County, Georgia (the “State Court”) against Georgia Cash America, Inc., Cash America International, Inc. (together with Georgia Cash America, Inc., “Cash America”), Daniel R. Feehan, and several unnamed officers, directors, owners and “stakeholders” of Cash America. The lawsuit alleges many different causes of action, among the most significant of which is that Cash America had been making illegal payday loans in Georgia in violation of Georgia’s usury law, the Georgia Industrial Loan Act and Georgia’s Racketeer Influenced and Corrupt Organizations Act. Community State Bank (“CSB”) for some time made loans to Georgia residents through Cash America’s Georgia operating locations. The complaint in this lawsuit claims that Cash America was the true lender with respect to the loans made to Georgia borrowers and that CSB’s involvement in the process was “a mere subterfuge.” Based on this claim, the suit alleges that Cash America was the “de facto” lender and was illegally operating in Georgia. The complaint seeks unspecified compensatory damages, attorney’s fees, punitive damages and the trebling of any compensatory damages. The parties are currently in dispute over the scope of the discovery requests made by the plaintiffs, and Cash America appealed a State Court ruling on this issue imposing sanctions against Cash America that included a State Court ruling striking Cash America’s arbitration defense. On July 6, 2007, the Georgia Court of Appeals issued its opinion affirming the State Court’s ruling. Cash America is seeking certiorari to appeal this decision to the Georgia Supreme Court. The Company believes that the plaintiffs’ claims in this suit are without merit and is vigorously defending this lawsuit.
     Cash America and CSB commenced a federal lawsuit in the U.S. District Court for the Northern District of Georgia seeking to compel the plaintiff in the State Court proceeding to arbitrate its claims against Cash America and CSB. The U.S. District Court dismissed the federal action for lack of subject matter jurisdiction, and Cash America and CSB appealed the dismissal of their complaint to the U.S Court of Appeals for the 11th Circuit. The 11th Circuit Court of Appeals issued its decision on April 27, 2007, reversing the U.S. District Court’s dismissal of the action and remanding the action to the District Court for a determination of the issue of the enforceability of the parties’ arbitration agreement. The plaintiff in the State Court action has requested the 11th Circuit to review this decision en banc and Cash America is awaiting the 11th Circuit’s decision on that request. The Strong litigation is still at an early stage, and neither the likelihood of an unfavorable outcome nor the ultimate liability, if any, with respect to this litigation can be determined at this time.

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
GENERAL
     The Company provides specialty financial services to individuals. These services include secured non-recourse loans, commonly referred to as pawn loans, to individuals through its pawn lending operations, unsecured cash advances in selected lending locations and on behalf of independent third-party lenders in other locations, and check cashing and related financial services through many of its lending locations and through franchised and Company-owned check cashing centers. The pawn loan portfolio generates finance and service charges revenue. A related activity of the pawn lending operations is the disposition of collateral from unredeemed pawn loans. In September 2006, the Company began offering cash advances over the internet and began arranging loans on behalf of independent third-party lenders over the internet in November 2006.
     On September 15, 2006, the Company, through its wholly-owned subsidiary Cash America Net Holdings, LLC, purchased substantially all of the assets of The Check Giant LLC (“TCG”). TCG offered short-term cash advances exclusively over the internet under the name “CashNetUSA.” The Company paid an initial purchase price of approximately $35.9 million in cash and transaction costs of approximately $2.9 million, and has continued to use the CashNetUSA trade name in connection with its online operations. The Company also agreed to pay up to five supplemental earn-out payments during the two-year period after the closing. The amount of each supplemental payment is based on a multiple of earnings attributable to CashNetUSA’s business for the twelve months preceding the date of determining each scheduled supplemental payment. Each supplemental payment will be reduced by amounts previously paid. The supplemental payments are to be paid in cash within 45 days of the payment measurement date. The Company may, at its option, pay up to 25% of each supplemental payment in shares of its common stock based on an average share price as of the measurement date thereby reducing the amount of the cash payment.
     The first supplemental payment of approximately $33.8 million, which was paid in February 2007 in cash, was based on the trailing twelve months earnings of CashNetUSA through December 31, 2006 and reflects adjustments for amounts previously paid. There was no supplemental payment with respect to the trailing twelve months earnings of CashNetUSA as of March 31, 2007. The next supplemental payment is scheduled in October 2007 and will be based on the trailing twelve months earnings of CashNetUSA as of September 30, 2007. As of June 30, 2007, the Company has accrued for a payment of $14.3 million based on the defined multiple of trailing twelve months earnings through June 30, 2007. Pursuant to the terms of the purchase agreement with CashNetUSA, the March 31 and September 30, 2007 measurement dates are calculated at 5.5 times trailing twelve month earnings and the March 31 and September 30, 2008 measurement dates will be calculated at 5 times trailing twelve month earnings.
     On July 16, 2007, the Company began offering short-term unsecured loans to customers who reside throughout the United Kingdom through its internet distribution platform. Management expects loan volumes to accumulate gradually and provide only nominal levels of asset increases throughout the remainder of 2007.
     As of June 30, 2007, the Company had 928 total locations offering products and services to its customers.
     As of June 30, 2007, the Company’s pawn lending operations consisted of 492 pawnshops, including 480 Company-owned units and 12 unconsolidated franchised units, located in 22 states in the United States. During the 18 months ended June 30, 2007, the Company acquired 22 operating units, established five locations, and combined or closed three locations for a net increase in Company-owned pawn lending units of 24. In addition, it opened four franchised locations.

     At June 30, 2007, the Company’s cash advance operations operated 296 cash advance locations in seven states. During the 18 months ended June 30, 2007, the Company established 15 locations, and combined or closed five locations for a net increase in cash advance locations of 10. CashNetUSA serves multiple markets through its internet distribution channel and had cash advances outstanding in 30 states at June 30, 2007.
     As of June 30, 2007, in Florida and Texas, the Company provides services in connection with single payment cash advances originated by independent third-party lenders, whereby the Company acts as a credit services organization on behalf of consumers in accordance with applicable state laws (the “CSO program”). Under the CSO program, the Company arranges loans with independent third-party lenders, assists in the preparation of loan applications and loan documents, and accepts loan payments. To assist the customer in obtaining a loan through the CSO program, the Company also, as part of the credit services it provides to the customer, guarantees, on behalf of the customer, the customer’s payment obligations to the third-party lender under the loan. A customer who obtains a loan through the CSO program pays the Company a fee for the credit services, including the guaranty, and enters into a contract with the Company governing the credit services arrangement. Losses on cash advances acquired by the Company as a result of its guaranty obligations are the responsibility of the Company. The Company discontinued the CSO program in Michigan in February 2007, and now offers only cash advances underwritten by the Company to customers in that state.
     As of June 30, 2007, the Company’s check cashing operations consisted of 135 franchised and five company-owned check cashing centers in 18 states. During the eighteen months ended June 30, 2007, the Company opened 16 franchised locations, and combined or closed 12 franchised locations for a net increase of four franchised locations.

RESULTS OF CONTINUING OPERATIONS
     The following table sets forth the components of the consolidated statements of income as a percentage of total revenue for the periods indicated.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Revenue
Finance and service charges	17.4%	23.1%	17.3%	22.2%
Proceeds from disposition of merchandise	40.1	48.4	42.6	51.1
Cash advance fees	40.7	26.3	37.9	23.9
Check cashing fees, royalties and other	1.8	2.2	2.2	2.8

Total Revenue	100.0	100.0	100.0	100.0
Cost of Revenue
Disposed merchandise	24.7	28.6	26.3	30.6

Net Revenue	75.3	71.4	73.7	69.4

Expenses
Operations	34.9	39.8	33.6	38.0
Cash advance loss provision	19.8	7.2	17.2	4.9
Administration	6.2	8.7	6.3	8.6
Depreciation and amortization	3.6	4.3	3.5	4.1

Total Expenses	64.5	60.0	60.6	55.6

Income from Operations	10.8	11.4	13.1	13.8
Interest expense	(1.9)	(1.6)	(1.8)	(1.5)
Interest income	0.2	0.3	0.2	0.2
Foreign currency transaction gain	—	0.1	—	0.1
Gain from termination of contract	—	1.4	—	0.7

Income before Income Taxes	9.1	11.6	11.5	13.3
Provision for income taxes	2.9	4.3	4.1	4.9

Net Income	6.2%	7.3%	7.4%	8.4%

     The following table sets forth certain selected consolidated financial and non-financial data as of June 30, 2007 and 2006, and for each of the three and six months then ended ($ in thousands unless noted otherwise).

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2007		2006		2007		2006
PAWN LENDING OPERATIONS:
Pawn loans
Annualized yield on pawn loans	121.7%		121.5%		125.4%		125.5%
Total amount of pawn loans written and renewed	$129,334		$123,974		$239,956		$227,901
Average pawn loan balance outstanding	$122,546		$114,186		$121,591		$111,875
Average pawn loan balance per average location in operation	$256		$249		$254		$245
Ending pawn loan balance per location in operation	$274		$272		$274		$272
Average pawn loan amount at end of period (not in thousands)	$105		$96		$105		$96
Profit margin on disposition of merchandise as a percentage of proceeds from disposition of merchandise	38.5%		40.9%		38.3%		40.1%
Average annualized merchandise turnover	2.6	x	2.6	x	2.8	x	2.8	x
Average balance of merchandise held for disposition per average location in operation	$170		$145		$175		$150
Ending balance of merchandise held for disposition per location in operation	$174		$151		$174		$151

Pawnshop locations in operation -
Beginning of period, owned	477		458		475		456
Acquired	2		—		3		2
Start-ups	2		—		3		1
Combined or closed	(1)		(1)		(1)		(2)

End of period, owned	480		457		480		457
Franchise locations at end of period	12		10		12		10

Total pawnshop locations at end of period	492		467		492		467

Average number of owned pawnshop locations	479		458		478		457

Cash advances (a)
Pawn locations offering cash advances at end of period	429		415		429		415
Average number of pawn locations offering cash advances	427		427		426		430

Amount of cash advances written at pawn locations:
Funded by the Company	$16,761		$15,827		$32,247		$30,135
Funded by third-party lenders (b) (d)	46,891		49,907		91,876		94,611

Aggregate amount of cash advances written at pawn locations(b) (f)	$63,652		$65,734		$124,123		$124,746

Number of cash advances written at pawn locations (not in thousands):
By the Company	55,164		49,889		105,432		93,029
By third-party lenders (b) (d)	104,730		118,488		202,856		226,475

Aggregate number of cash advances written at pawn locations(b) (f)	159,894		168,377		308,288		319,504

Cash advance customer balances due at pawn locations (gross):
Owned by Company (c)	$8,137		$7,585		$8,137		$7,585
Owned by third-party lenders (b)	9,183		10,157		9,183		10,157

Aggregate cash advance customer balances due at pawn locations (gross) (b) (f)	$17,320		$17,742		$17,320		$17,742

(Continued on Next Page)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
CASH ADVANCE OPERATIONS (e):
Amount of cash advances written:
Funded by the Company	$326,945	$141,244	$613,195	$262,826
Funded by third-party lenders (b) (d)	113,354	35,760	210,457	69,096

Aggregate amount of cash advances written (b) (f)	$440,299	$177,004	$823,652	$331,922

Number of cash advances written (not in thousands):
By the Company	883,613	408,379	1,641,879	752,871
By third-party lenders (b) (d)	207,928	70,505	386,028	138,016

Aggregate number of cash advances written (b) (f)	1,091,541	478,884	2,027,907	890,887

Cash advance customer balances due (gross):
Owned by the Company (c)	$101,984	$38,961	$101,984	$38,961
Owned by third-party lenders (b)	20,272	6,979	20,272	6,979

Aggregate cash advance customer balances due (gross) (b) (f)	$122,256	$45,940	$122,256	$45,940

Cash advance locations in operation (excluding online lending) -
Beginning of period	296	286	295	286
Start-ups	1	5	3	8
Combined or closed	(1)	—	(2)	(3)

End of period	296	291	296	291

Average number of cash advance locations	296	287	295	288

Number of states with online lending at end of period	30	—	30	—

CONSOLIDATED CASH ADVANCE PRODUCT SUMMARY (a) (b) (e):
Amount of cash advances written:
Funded by the Company	$343,706	$157,071	$645,442	$292,961
Funded by third-party lenders (b) (d)	160,245	85,667	302,333	163,707

Aggregate amount of cash advances written (b) (f)	$503,951	$242,738	$947,775	$456,668

Number of cash advances written (not in thousands):
By the Company	938,777	458,268	1,747,311	845,900
By third-party lenders (b) (d)	312,658	188,993	588,884	364,491

Aggregate number of cash advances written (b) (f)	1,251,435	647,261	2,336,195	1,210,391

Average amount per cash advance written (not in thousands):
Funded by the Company	$366	$343	$369	$346
Funded by third-party lenders (b) (d)	513	453	513	449

Aggregate average amount per cash advance (b) (f)	$403	$375	$406	$377

Cash advance customer balances due (gross):
Owned by the Company (c)	$110,121	$46,546	$110,121	$46,546
Owned by third-party lenders (b)	29,455	17,136	29,455	17,136

Aggregate cash advance customer balances due (gross) (b) (f)	$139,576	$63,682	$139,576	$63,682

Total locations offering cash advances at end of period (excluding online lending)	725	706	725	706
Average total locations offering cash advances (excluding online lending)	723	714	721	718
Number of states with online lending at end of period	30	—	30	—
(Continued on Next Page)

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2007		2006	2007	2006
CHECK CASHING OPERATIONS (Mr. Payroll):
Centers in operation at end of year (not in thousands):
Company-owned locations	5		5	5	5
Franchised locations (b)	135		133	135	133

Combined centers in operations at end of year (b)	140		138	140	138

Revenue from Company-owned locations	$113		$135	$274	$316
Revenue from franchise royalties and other	745		738	1,724	1,708

Total revenue (c)	$858		$873	$1,998	$2,024

Face amount of checks cashed:
Company-owned locations	$8,212		$9,502	$17,822	$19,995
Franchised locations (b)	299,800		300,910	667,021	666,597

Combined face amount of checks cashed (b)	$308,012		$310,412	$684,843	$686,592

Fees collected from customers:
Company-owned locations (c)	$113		$135	$274	$316
Franchised locations (b)	4,130		4,145	9,576	9,634

Combined fees collected from customers (b)	$4,243		$4,280	$9,850	$9,950

Fees as a percentage of checks cashed:
Company-owned locations	1.4%		1.4%	1.5%	1.6%
Franchised locations (b)	1.4		1.4	1.4	1.4

Combined fees as a percentage of checks cashed (b)	1.4%	%	1.4%	1.4%	1.4%

Average check cashed (not in thousands):
Company-owned locations	$383		$383	$406	$410
Franchised locations (b)	413		397	454	438

Combined average check cashed (b)	$412		$397	$453	$437

(a)	Includes cash advance activities at the Company’s pawn lending locations.

(b)	Non-GAAP presentation. For informational purposes and to provide a greater understanding of the Company’s businesses. Management believes information provided with this level of detail is meaningful and useful in understanding the activities and business metrics of the Company’s operations.

(c)	Amounts recorded in the Company’s consolidated financial statements.

(d)	Cash advances written by third-party lenders that were arranged by the Company on behalf of the third-party lenders.

(e)	Includes cash advance activities at the Company’s cash advance locations and through the Company’s internet distribution channel.

(f)	Includes (i) cash advances written by the Company, and (ii) cash advances written by third-party lenders that were arranged by the Company on behalf of the third-party lenders.

CRITICAL ACCOUNTING POLICIES
     Since January 1, 2007, the Company has accounted for uncertainty in income taxes recognized in the financial statements in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 requires that a more-likely-than-not threshold be met before the benefit of a tax position may be recognized in the financial statements and prescribes how such benefit should be measured. It also provides guidance on derecognition, classification, accrual of interest and penalties, accounting in interim periods, disclosure and transition. It requires that the new standard be applied to the balances of assets and liabilities as of the beginning of the period of adoption and that a corresponding adjustment be made to the opening balance of retained earnings. See Note 2 of Notes to Consolidated Financial Statements.
     There have been no other changes of critical accounting policies since December 31, 2006.
RECENT ACCOUNTING PRONOUNCEMENTS
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

OVERVIEW
Components of Consolidated Net Revenue. Consolidated net revenue is total revenue reduced by the cost of merchandise sold in the period. It represents the income available to satisfy expenses and is the measure management uses to evaluate top line performance. The components of consolidated net revenue are pawn related net revenue, consisting of finance and service charges from pawn loans plus profit from the disposition of merchandise; cash advance fees and other revenue. Other revenue is comprised mostly of check cashing fees, but includes royalties and other revenue items. Growth in cash advance fees has increased the related contribution of the cash advance products to consolidated net revenue during the three months ended June 30, 2007 compared to the same period of 2006. The growth in cash advance fees is primarily attributable to higher average balances, the addition of new units and the addition of cash advances made over the internet beginning in mid-September 2006. Net revenue from pawn lending activities contributed 43.6% and 60.1% of net revenue for the three months ended June 30, 2007 and 2006; and 45.6% and 61.6% for the six months ended June 30, 2007 and 2006, respectively. The following graphs show consolidated net revenue and depict the mix of the components of net revenue for the three and six months ended June 30, 2007 and 2006:

Contribution to Increase in Net Revenue. The Company’s net revenue increased 50.5% and 48.2% for the three and six months ended June 30, 2007 compared to the prior year same periods. Cash advance fees, including cash advance fees generated in pawn lending locations, have contributed the majority of the increase primarily because of the acquisition in September 2006 of a subsidiary offering cash advances over the internet, higher average balances owed by customers, and the growth and development of newly opened cash advance locations. As illustrated below, these increases represented 88.0% and 86.6% of the Company’s overall increase in net revenue from the three and six months ended June 30, 2006 to the three and six months ended June 30, 2007 and 49.9% and 52.9% of the overall increase from the three and six months ended June 30, 2005 to the three and six months ended June 30, 2006. The increase in pawn-related net revenue in the aggregate, combined finance and service charges and profit from the disposition of merchandise, contributed 10.9% and 12.5% of the year over year increase in net revenue for the first three and six months of 2007 compared to 47.7% and 43.5% of the growth in the same periods of 2006.
     While the percent of contribution to the growth in consolidated net revenue generated by pawn lending operations is a smaller percentage than the prior year, net revenue from pawn lending activities increased 9.2% and 9.8% for the three and six month periods ended June 30, 2007 compared to the prior year. The disproportionate growth in net revenue from cash advance activities is mostly due to the inclusion of the operations of the online distribution channel acquired in September 2006 that were not in the comparable periods through June of last year. These trends are depicted in the following graphs:

Quarter Ended June 30, 2007 Compared To Quarter Ended June 30, 2006
Consolidated Net Revenue. Consolidated net revenue increased $54.1 million, or 50.5%, to $161.1 million during the three months ended June 30, 2007 (the “current quarter”) from $107.0 million during the three months ended June 30, 2006 (the “prior year quarter”). The following table sets forth net revenue by operating segment for the three months ended June 30, 2007 and 2006 ($ in thousands):

	Three Months Ended June 30,
	2007	2006	Inc./(Dec.)
Pawn lending operations	$81,018	$75,222	$5,796	7.7%
Cash advance operations	79,221	30,947	48,274	156.0
Check cashing operations	858	873	(15)	(1.7)

Consolidated net revenue	$161,097	$107,042	$54,055	50.5%

     Higher revenue from the Company’s cash advance product, higher finance and service charges from pawn loans and higher profit from the disposition of merchandise accounted for the increase in net revenue.
     The components of consolidated net revenue are finance and service charges from pawn loans, which increased $2.6 million; profit from the disposition of merchandise, which increased $3.3 million; cash advance fees generated from pawn locations, cash advance locations and via the internet distribution channel, which increased $47.6 million; and combined segment revenue from check cashing fees, royalties and other, which increased $609,000.
Finance and Service Charges. Finance and service charges from pawn loans increased $2.6 million, or 7.5%, from $34.6 million in the prior year quarter to $37.2 million in the current quarter. The increase is due primarily to higher loan balances attributable to the increased amount of pawn loans written through existing and new locations added during 2006. An increase in the average balance of pawn loans outstanding contributed $2.5 million of the increase and the slightly higher annualized yield, which is a function of the blend in permitted rates for fees and service charges on pawn loans in all operating locations of the Company of the pawn loan portfolio, contributed $74,000 of the increase. Finance and service charges from same stores (stores that have been open for at least twelve months) increased 3.8%, or $1.3 million, in the current quarter compared to the prior year quarter, primarily attributable to the higher average amount per pawn loan written.
     The average balances of pawn loans outstanding during the current quarter were $122.5 million, or 7.3% higher than the average balances of the prior year quarter. The increase was driven by a 9.7% increase in the average amount per loan outstanding that was partially offset by a 2.2% decrease in the average number of pawn loans outstanding during the current quarter. Management believes that the decrease in the average number of pawn loans outstanding could be related to the fact that higher advance rates on loans secured by gold collateral, such as jewelry, can allow customers to reduce the number of loans needed to achieve their needs.
     Pawn loan balances at June 30, 2007 were $131.5 million, which was 5.6% higher than at June 30, 2006. Annualized loan yield was 121.7% in the current quarter, compared to 121.5% in the prior year quarter. Same store pawn loan balances at June 30, 2007 were $2.7 million, or 2.2%, higher than at June 30, 2006.

Profit from Disposition of Merchandise. Profit from disposition of merchandise represents the proceeds received from disposition of merchandise in excess of the cost of disposed merchandise. The following table summarizes the proceeds from disposition of merchandise and the related profit for the current quarter compared to the prior year quarter ($ in thousands):

	Three Months Ended June 30,
	2007			2006
	Merch-	Refined		Merch-	Refined
	andise	Gold	Total	andise	Gold	Total
Proceeds from dispositions	$60,081	$25,727	$85,808	$55,385	$17,237	$72,622
Profit on disposition	$24,772	$8,252	$33,024	$23,768	$5,968	$29,736
Profit margin	41.2%	32.1%	38.5%	42.9%	34.6%	40.9%
Percentage of total profit	75.0%	25.0%	100.0%	79.9%	20.1%	100.0%
     The total proceeds from disposition of merchandise and refined gold increased $13.2 million, or 18.2%, and the total profit from the disposition of merchandise and refined gold increased $3.3 million, or 11.1%, primarily due to higher levels of retail sales offset by lower gross profit margin on the disposition of refined gold. Overall gross profit margin decreased from 40.9% in the prior year quarter to 38.5% in the current quarter as the percentage of lower profit margin refined gold sales was higher than in the prior year quarter which diluted overall margins slightly. In addition, excluding the effect of the disposition of refined gold, the profit margin on the disposition of merchandise (including jewelry sales) was 41.2% and 42.9% for the current quarter and the prior year quarter, respectively. The profit margin on the disposition of refined gold decreased to 32.1% in the current quarter compared to 34.6% in the prior year quarter. The increase in gross profit dollars on the disposition of refined gold during the current quarter is attributable to the 23% higher volume of gold sold and a 21% higher price per ounce, but the gain was offset by a 30% rise in cost per ounce leading to a drop in the gross profit margin compared to the prior year quarter. Proceeds from disposition of merchandise, excluding refined gold, increased $4.7 million, or 8.5%, in the current quarter compared to the prior year quarter. The higher level of retail sales activity was supported by higher levels of merchandise available for disposition entering the current quarter and by the net addition of 23 pawn locations since June 30, 2006. The consolidated merchandise turnover rate was 2.6 times during both the current quarter and the prior year quarter. Management expects that profit margin on the disposition of merchandise in the near term will likely remain at or slightly below current levels mainly due to higher inventory levels and an increase in the percentage mix of refined gold sales, which typically have lower gross profit margins.
     The table below summarizes the age of merchandise held for disposition before valuation allowance of $1.9 million at June 30, 2007 and $1.7 million at June 30, 2006 ($ in thousands).

	2007		2006
	Amount	%	Amount	%
Merchandise held for 1 year or less -
Jewelry	$52,021	60.9%	$41,137	58.4%
Other merchandise	25,157	29.5	22,097	31.4

	77,178	90.4	63,234	89.8

Merchandise held for more than 1 year -
Jewelry	4,954	5.8	4,493	6.4
Other merchandise	3,261	3.8	2,710	3.8

	8,215	9.6	7,203	10.2

Total merchandise held for disposition	$85,393	100.0%	$70,437	100.0%

Cash Advance Fees. Cash advance fees increased $47.5 million, or 120.7%, to $86.9 million in the current quarter from $39.4 million in the prior year quarter. The increase was primarily due to the addition of the online distribution channel and, to a lesser extent, the growth and development of new cash advance units. As of June 30, 2007, the cash advance products were available in 725 lending locations, including 429 pawnshops, 296 cash advance locations, and through the online distribution channel. Of these lending locations, 319 arrange for customers to obtain cash advance products from independent third-party lenders for a fee. Cash advance fees from same stores increased $2.4 million, or 6.1%, to $40.6 million in the current quarter as compared to $38.2 million in the prior year quarter. Cash advance fees include revenue from the cash advance portfolio owned by the Company and fees paid to the Company for arranging for cash advance products from independent third-party lenders for customers. (Although cash advance transactions may take the form of loans or deferred check deposit transactions, the transactions are referred to throughout this discussion as “cash advances” for convenience.)
     The following table sets forth cash advance fees by operating segment for the three months ended June 30, 2007 and 2006 ($ in thousands):

	Three Months Ended June 30,
	2007	2006	Inc./(Dec.)
Pawn lending operations	$9,990	$10,282	$(292)	(2.8)%
Cash advance operations	76,957	29,113	47,844	164.3

Consolidated cash advance fees	$86,947	$39,395	$47,552	120.7%

     The amount of cash advances written increased by $261.2 million, or 107.6%, to $503.9 million in the current quarter from $242.7 million in the prior year quarter. Included in the amount of cash advances written in the current quarter and the prior year quarter were $160.2 million and $85.7 million, respectively, extended to customers by third-party lenders. The average amount per cash advance increased to $403 from $375. The combined Company and third-party lender portfolios of cash advances generated $88.0 million in revenue during the current quarter compared to $40.0 million in the prior year quarter. The outstanding combined portfolio balance of cash advances increased $75.9 million, or 119.2%, to $139.6 million at June 30, 2007 from $63.7 million at June 30, 2006. Those amounts included $110.1 million and $46.5 million at June 30, 2007 and 2006, respectively, which are included in the Company’s consolidated balance sheets. An allowance for losses of $32.2 million and $7.5 million has been provided in the consolidated financial statements for June 30, 2007 and 2006, respectively, which is netted against the outstanding cash advance amounts on the Company’s consolidated balance sheets.

     The following table summarizes cash advances outstanding at June 30, 2007 and 2006 and contains certain non-Generally Accepted Accounting Principles (“non-GAAP”) measures with respect to the cash advances owned by third-party lenders that are not included in the Company’s consolidated balance sheets. The Company believes that presenting these non-GAAP measures is meaningful and necessary because management evaluates and measures the cash advance portfolio performance on an aggregate basis ($ in thousands).

	June 30,
	2007	2006
Funded by the Company (a)
Active cash advances and fees receivable	$68,438	$32,016
Cash advances and fees in collection	27,167	7,615

Total funded by the Company (a)	95,605	39,631

Funded by the third-party lenders (b) (c)
Active cash advances and fees receivable	29,461	18,143
Cash advances and fees in collection	14,510	5,908

Total funded by third-party lenders (b) (c)	43,971	24,051

Combined gross portfolio (b) (d)	139,576	63,682
Less: Elimination of cash advances owned by third-party lenders	29,455	17,136

Company-owned cash advances and fees receivable, gross	110,121	46,546
Less: Allowance for losses	32,173	7,541

Cash advances and fees receivable, net	$77,948	$39,005

Allowance for loss on Company-owned cash advances	$32,173	$7,541
Accrued losses on third-party lender owned cash advances	1,823	891

Combined allowance for losses and accrued third-party lender losses	$33,996	$8,432

Combined allowance for losses and accrued third-party lender losses as a % of combined gross portfolio (b)	24.4%	13.2%

(a)	Cash advances written by the Company in its pawn and cash advance locations and through the Company’s internet distribution channel.

(b)	Non-GAAP presentation. For informational purposes and to provide a greater understanding of the Company’s businesses. Management believes that information provided with this level of detail is meaningful and useful in understanding the activities and business metrics of the Company’s operations.

(c)	Cash advances written by third-party lenders that were arranged by the Company on behalf of the third-party lenders, all at the Company’s pawn and cash advance locations and through the Company’s internet distribution channel.

(d)	Includes (i) cash advances written by the Company, and (ii) cash advances written by third-party lenders that were arranged by the Company on behalf of the third-party lenders, all at the Company’s pawn and cash advance locations and through the Company’s internet distribution channel.
     Management anticipates continued growth in consolidated cash advance fees for the remainder of 2007 due to increased consumer awareness and demand for the cash advance product, higher outstanding balances at June 30, 2007 compared to June 30, 2006, the addition of the internet distribution channel, the growth of balances from new units opened in 2006, and planned openings in 2007.

Check Cashing Fees, Royalties and Other. Check cashing fees, royalties and other income increased $609,000 to $3.9 million in the current quarter, or 18.3%, from $3.3 million in the prior year quarter primarily due to expanded product offerings and their success in pawn locations and revenue growth in cash advance units. The components of these fees are as follows (in thousands):

	Three Months Ended June 30,
	2007				2006
	Pawn	Cash	Check		Pawn	Cash	Check
	Lending	Advance	Cashing	Total Advance	Lending	Advance	Cashing	Total Advance
Check cashing fees	$181	$1,170	$113	$1,464	$(14)	$1,138	$135	$1,259
Royalties	114	—	731	845	140	—	717	857
Other	515	1,094	14	1,623	490	696	21	1,207

	$810	$2,264	$858	$3,932	$616	$1,834	$873	$3,323

Operations Expenses. Consolidated operations expenses, as a percentage of total revenue, were 34.9% in the current quarter compared to 39.8% in the prior year quarter. These expenses increased $15.0 million, or 25.1%, in the current quarter compared to the prior year quarter. Pawn lending operating expenses increased $1.8 million, or 4.0%, to $46.6 million, primarily due to the net unit increase in pawn lending operations. The increase in operations expenses for the cash advance operations of $13.1 million, or 90.5%, is primarily attributable to the acquisition of a subsidiary that offers cash advances online, the net addition of cash advance locations and increased marketing and selling expenses.
     As a multi-unit operator in the consumer finance industry, the Company’s operations expenses are predominately related to personnel and occupancy expenses. Personnel expenses include base salary and wages, performance incentives, and benefits. Occupancy expenses include rent, property taxes, insurance, utilities, and maintenance. The combination of personnel and occupancy expenses represents 76.5% of total operations expenses in the current quarter and 83.2% in the prior year quarter. Other operations expenses increased $7.5 million, or 74.5%, primarily due to an increase of $6.4 million in marketing and selling expenses. The comparison is as follows ($ in thousands):

	Three Months Ended June 30,
	2007		2006
		% of		% of
	Amount	Revenue	Amount	Revenue
Personnel	$39,848	18.6%	$33,739	22.5%
Occupancy	17,271	8.1	15,878	10.6
Other	17,492	8.2	10,025	6.7

Total	$74,611	34.9%	$59,642	39.8%

Administration Expenses. Consolidated administration expenses, as a percentage of total revenue, were 6.2% in the current quarter compared to 8.7% in the prior year quarter. The components of administration expenses for the three months ended June 30, 2007 and 2006 are as follows ($ in thousands):

	Three Months Ended June 30,
	2007		2006
		% of		% of
	Amount	Revenue	Amount	Revenue
Personnel	$7,656	3.6%	$8,512	5.7%
Other	5,569	2.6	4,504	3.0

Total	$13,225	6.2%	$13,016	8.7%

     Periodically the Company evaluates its reserves for health and workers’ compensation benefits. During the quarter, the Company adjusted reserves downward consistent with past practices which reduced the administrative expenses in the current quarter. Before the reduction in personnel expense from these credits, the increase in administration expenses was principally attributable to the acquisition of a subsidiary that offers cash advances online, increased staffing levels, annual salary adjustments and net unit additions.
Cash Advance Loss Provision. The Company maintains an allowance for losses on cash advances at a level projected to be adequate to absorb credit losses inherent in the outstanding combined cash advance portfolio. The cash advance loss provision is used to increase the allowance carried against the outstanding company owned cash advance portfolio as well as expected losses in the third-party lender-owned portfolios that the Company guarantees. The allowance is based on historical trends in portfolio performance based on the status of the balance owed by the customer with the full amount of the customer’s obligations being completely reserved when they become 60 days past due. The cash advance loss provision was $42.3 million for the current quarter and $10.8 million for the prior year quarter. The loss provision reflected a $31.5 million increase, principally due to the acquisition of a subsidiary that offers cash advances online, driven by the higher volume of combined cash advances written and portfolio performance trends. The loss provision as a percentage of combined cash advances written increased to 8.4% in the current quarter from 4.5% in the prior year quarter while actual net charge-offs (charge-offs less recoveries) as a percentage of combined cash advances written were 6.5% in the current quarter compared to 2.7% in the prior year quarter. The loss provision as a percentage of cash advance fees increased to 48.7% in the current quarter from 27.4% in the prior year quarter. These increases are mostly attributable to a significant increase in cash advance receivable balances and the inclusion of the cash advance balance from online customers which carry a higher loss rate. Going forward management believes that this ratio could increase as the composition mix of the portfolio becomes more heavily weighted to cash advances from online customers which historically have resulted in higher loss rates than customers receiving loans in lending locations.
     During the current period, the Company’s online distribution channel sold selected cash advances which had been previously written off. These sales generated proceeds of $1.4 million. Included in this amount was $1.2 million related to loans originated after the acquisition of the online distribution channel. Those proceeds were recorded as recoveries on losses previously charged to the allowance for losses.

     The following table summarizes the cash advance loss provision for the three months ended June 30, 2007 and 2006, and contains certain non-GAAP measures with respect to the cash advances written by third-party lenders that are not included in the Company’s consolidated balance sheets and related statistics. The Company believes that presenting these non-GAAP measures is meaningful and necessary because management evaluates and measures the cash advance portfolio performance on an aggregate basis including its evaluation of the loss provision for the Company-owned portfolio and the third-party lender-owned portfolio that the Company guarantees ($ in thousands).

	Three Months Ended
	June 30,
	2007	2006
Cash advance loss provision:
Loss provision on Company-owned cash advances	$41,758	$10,512
Loss provision on third-party owned cash advances	570	286

Combined cash advance loss provision	$42,328	$10,798

Charge-offs, net of recoveries	$32,727	$6,512

Cash advances written:
By the Company (a)	$343,706	$157,071
By third-party lenders (b) (c)	160,245	85,667

Combined cash advances written (b) (d)	$503,951	$242,738

Combined cash advance loss provision as a % of combined cash advances written (b)	8.4%	4.5%
Charge-offs (net of recoveries) as a % of combined cash advances written (b)	6.5%	2.7%

(a)	Cash advances written by the Company in its pawn and cash advance locations and through the Company’s internet distribution channel.

(b)	Non-GAAP presentation. For informational purposes and to provide a greater understanding of the Company’s businesses. Management believes that information provided with this level of detail is meaningful and useful in understanding the activities and business metrics of the Company’s operations.

(c)	Cash advances written by third-party lenders that were arranged by the Company on behalf of the third-party lenders, all at the Company’s pawn and cash advance locations and through the Company’s internet distribution channel.

(d)	Includes (i) cash advances written by the Company, and (ii) cash advances written by third-party lenders that were arranged by the Company on behalf of the third-party lenders, all at the Company’s pawn and cash advance locations and through the Company’s internet distribution channel.
Depreciation and Amortization. Depreciation and amortization expense as a percentage of total revenue was 3.6% in the current quarter and 4.3% in the prior year quarter. Total depreciation and amortization expense increased $1.4 million, or 21.5%, primarily due to the increase in operating locations and the amortization of certain intangible assets obtained in acquisitions. Management expects depreciation expense to increase in future periods as a result of future capital expenditures and continued remodeling of existing locations.
Interest Expense. Interest expense as a percentage of total revenue was 1.9% in the current quarter and 1.6% in the prior year quarter. Interest expense increased $1.6 million, or 65.7%, to $4.0 million in the current quarter as compared to $2.4 million in the prior year quarter. The increase was primarily due to the higher average floating interest rate borrowings ($96.9 million during the current quarter and $38.9 million during the prior year quarter) and the higher weighted average floating interest rate (6.4% during the current quarter compared to 5.9% during the prior year quarter) and the issuance in December 2006 of $60 million of senior unsecured long-term notes. The average amount of debt outstanding increased during the current quarter to $230.7 million from $129.5 million during the prior year quarter. This increase was primarily attributable to the acquisition of a subsidiary that offers online cash advances in the third quarter of 2006 and the first contingent earn-out payment funded in February 2007. The effective blended borrowing cost was 7.0% in the current quarter and 7.5% in the prior year quarter. In future periods management expects higher levels of debt associated with the potential funding requirements of the CashNetUSA supplemental acquisition payments.

Interest Income. Interest income was $439,000 in the current quarter compared to $389,000 in the prior year quarter. The interest income is primarily from the two notes receivable denominated in Swedish kronor that the Company holds in connection with its 2004 sale of its foreign pawn lending operations.
Foreign Currency Transaction Gain/Loss. The two Swedish kronor denominated notes had a carrying value of $10.0 million at June 30, 2007. Exchange rate changes between the United States dollar and the Swedish kronor resulted in a net gain of $14,000 (net of a loss of $201,000 from foreign currency forward contracts) in the current quarter and $113,000 (net of a loss of $610,000 from foreign currency forward contracts) in the prior year quarter. The foreign currency forward contracts totaling 68 million Swedish kronor (approximately $9.9 million at maturity) were established by the Company in 2005 to minimize the financial impact of currency market fluctuations.
Gain from Termination of Contract. In the prior year quarter, the Company entered into an agreement with a landlord of a lending location to terminate the lease and vacate the property for $2.2 million ($1.4 million net of related taxes) which was recognized as a gain in that period.
Income Taxes. The Company’s effective tax rate was 32.2% for the current quarter compared to 37.1% for the prior year quarter. The decrease in the effective tax rate was primarily attributable to a one time increase in a state deferred tax benefit resulting from a change in Texas law enacted during the quarter. The Company had a $666,000 overall state income tax benefit, net of the federal income tax effect, for the quarter as a result of the one-time $1.1 million deferred tax benefit. Excluding the effect of the one-time Texas deferred tax benefit, the effective tax rate for the current quarter would have been 38.1%. The increase over the prior year quarter is primarily attributable to an increase in state and local taxes.
Six Months Ended June 30, 2007 Compared To Six Months Ended June 30, 2006
Consolidated Net Revenue. Consolidated net revenue increased $104.8 million, or 48.2%, to $322.0 million during the six months ended June 30, 2007 (the “current period”) from $217.3 million during the six months ended June 30, 2006 (the “prior year period”). The following table sets forth net revenue by operating segment for the six months ended June 30, 2007 and 2006 ($ in thousands):

	Six Months Ended June 30,
	2007	2006	Inc./(Dec.)
Pawn lending operations	$168,742	$154,994	$13,748	8.9%
Cash advance operations	151,304	60,237	91,067	151.2
Check cashing operations	1,998	2,024	(26)	(1.3)

Consolidated net revenue	$322,044	$217,255	$104,789	48.2%

     Higher revenue from the Company’s cash advance product, higher finance and service charges from pawn loans and higher profit from the disposition of merchandise accounted for the increase in net revenue.
     The components of consolidated net revenue are finance and service charges from pawn loans, which increased $6.0 million; profit from the disposition of merchandise, which increased $7.2 million; cash advance fees generated from pawn locations, cash advance locations and via internet distribution channel, which increased $90.6 million; and combined segment revenue from check cashing fees, royalties and other, which increased $1.0 million.
Finance and Service Charges. Finance and service charges from pawn loans increased $6.0 million, or 8.6%, from $69.6 million in the prior year period to $75.6 million in the current period. The increase is primarily due to higher loan balances attributable to the increased amount of pawn loans written through existing and new locations added during 2006. An increase in the average balance of pawn loans outstanding contributed $6.0 million of the increase. This increase was partially offset by a $67,000 decrease resulting from the slightly lower annualized yield of the pawn loan portfolio, which is a function of the blend in permitted rates for fees and service charges on pawn loans in all operating locations of the

Company and slightly lower redemption rates. Finance and service charges from same stores (stores that have been open for at least twelve months) increased $3.4 million, or 4.9%, in the current period compared to the prior year period.
     The average balance of pawn loans outstanding during the current period was $9.7 million, or 8.7%, higher than the average balances during the prior year period. The increase was driven by an 11.1% increase in the average amount per loan outstanding that was partially offset by a 2.2% decrease in the average number of pawn loans outstanding during the current period. Annualized loan yield was 125.4% in the current period, compared to 125.5% in the prior year period.
Profit from Disposition of Merchandise. Profit from disposition of merchandise represents the proceeds received from disposition of merchandise in excess of the cost of disposed merchandise. The following table summarizes the proceeds from disposition of merchandise and the related profit for the current period compared to the prior year period ($ in thousands):

	Six Months Ended June 30,
	2007			2006
	Merch-	Refined		Merch-	Refined
	andise	Gold	Total	andise	Gold	Total
Proceeds from dispositions	$135,088	$50,888	$185,976	$126,073	$33,673	$159,746
Profit on disposition	$55,024	$16,243	$71,267	$52,698	$11,420	$64,118
Profit margin	40.7%	31.9%	38.3%	41.8%	33.9%	40.1%
Percentage of total profit	77.2%	22.8%	100.0%	82.2%	17.8%	100.0%
     While the total proceeds from disposition of merchandise and refined gold increased $26.2 million, or 16.4%, the total profit from the disposition of merchandise and refined gold increased $7.1 million, or 11.2%, primarily due to higher levels of retail sales offset by lower gross profit margin on the disposition of refined gold. Overall gross profit margin decreased from 40.1% in the prior year period to 38.3% in the current period as the percentage of lower profit margin refined gold sales was higher than the prior year period which diluted overall margins slightly. In addition, excluding the effect of the disposition of refined gold, the profit margin on the disposition of merchandise (including jewelry sales) was 40.7% and 41.8% for the current period and the prior year period, respectively. The profit margin on the disposition of refined gold decreased to 31.9% in the current period compared to 33.9% in the prior year period primarily due to the increase in cost per ounce. The increase in gross profit dollars on the disposition of refined gold during the current quarter is attributable to the 24% higher volume of gold sold and a 23% higher price per ounce, but the gain was offset by a 30% rise in cost per ounce leading to a drop in the gross profit margin compared to the prior year period. Proceeds from disposition of merchandise, excluding refined gold, increased $9.0 million, or 7.2%, in the current period compared to the prior year period. The higher level of retail sales activity was supported by higher levels of merchandise available for disposition entering the current period and by the net addition of 23 pawn locations since June 30, 2006. The consolidated merchandise turnover rate was 2.8 times during both the current period and the prior year period.
Cash Advance Fees. Cash advance fees increased $90.6 million, or 121.1%, to $165.4 million in the current period from $74.8 million in the prior year period. The increase was primarily due to the addition of the online distribution channel and, to a lesser extent, the growth and development of new cash advance units. Cash advance fees from same stores increased $5.0 million, or 6.9%, to $77.6 million in the current period as compared to $72.6 million in the prior year period.

     The following table sets forth cash advance fees by operating segment for the six months ended June 30, 2007 and 2006 ($ in thousands):

	Six Months Ended June 30,
	2007	2006	Increase
Pawn lending operations	$20,110	$19,930	$180	0.9%
Cash advance operations	145,353	54,904	90,449	164.7

Consolidated cash advance fees	$165,463	$74,834	$90,629	121.1%

     The amount of cash advances written increased by $491.1 million, or 107.5%, to $947.8 million in the current period from $456.7 million in the prior year period. Included in the amount of cash advances written in the current period and the prior year period were $302.3 million and $163.7 million, respectively, extended to customers by third-party lenders. The average amount per cash advance increased to $406 from $377. The combined Company and third-party lender portfolios of cash advances generated $167.5 million in revenue during the current period compared to $76.5 million in the prior year period.
Check Cashing Fees, Royalties and Other. Check cashing fees, royalties and other income increased $1.0 million to $9.7 million in the current period, or 11.9%, from $8.7 million in the prior year period primarily due to expanded product offerings and their success in pawn locations and revenue growth in cash advance units. The components of these fees are as follows (in thousands):

	Six Months Ended June 30,
	2007				2006
	Pawn	Cash	Check		Pawn	Cash	Check
	Lending	Advance	Cashing	Total Advance	Lending	Advance	Cashing	Total Advance
Check cashing fees	$469	$3,576	$274	$4,319	$50	$3,621	$316	$3,987
Royalties	259	—	1,689	1,948	305	—	1,662	1,967
Other	1,012	2,375	35	3,422	948	1,712	46	2,706

	$1,740	$5,951	$1,998	$9,689	$1,303	$5,333	$2,024	$8,660

Operations Expenses. Consolidated operations expenses, as a percentage of total revenue, were 33.6% in the current period compared to 38.0% in the prior year period. These expenses increased $28.1 million, or 23.6%, in the current period compared to the prior year period. Pawn lending operating expenses increased $4.7 million, or 5.3%, primarily due to higher personnel costs and increased occupancy expenses partly due to the net increase of 23 pawnshop locations since June 30, 2006, and an increase in store level incentives. Cash advance operating expenses increased $23.4 million, or 79.9%, primarily as a result of the acquisition of a subsidiary that offers cash advances online. The increase in other operations expenses was primarily due to the increase in marketing and selling expenses.
     The combination of personnel and occupancy expenses represents 78.4% of total operations expenses in the current period and 84.2% in the prior year period. Other operations expenses increased $13.1 million, or 69.9%, primarily due to an increase of $11.5 million in marketing and selling expenses. The comparison is as follows ($ in thousands):

	Six Months Ended June 30,
	2007		2006
		% of		% of
	Amount	Revenue	Amount	Revenue
Personnel	$80,357	18.4%	$68,266	21.8%
Occupancy	34,778	8.0	31,912	10.2
Other	31,842	7.2	18,737	6.0

Total	$146,977	33.6%	$118,915	38.0%

Administration Expenses. Consolidated administration expenses, as a percentage of total revenue, were 6.3% in the current period compared to 8.6% in the prior year period. The components of administration expenses for the six months ended June 30, 2007 and 2006 are as follows ($ in thousands):

	Six Months Ended June 30,
	2007		2006
		% of		% of
	Amount	Revenue	Amount	Revenue
Personnel	$18,045	4.1%	$18,377	5.9%
Other	9,481	2.2	8,490	2.7

Total	$27,526	6.3%	$26,867	8.6%

     Periodically the Company evaluates its reserves for health and workers’ compensation benefits. During the second quarter, the Company adjusted reserves downward consistent with past practices which reduced the administrative expenses in the current period. Before the reduction in personnel expense from these credits, the increase in administration expenses was principally attributable to the acquisition of a subsidiary that offers cash advances online, increased staffing levels, annual salary adjustments and net unit additions.
Cash Advance Loss Provision. The cash advance loss provision was $75.1 million for the current period and $15.2 million for the prior year period. The loss provision reflected a $59.9 million increase, principally due to the acquisition of a subsidiary that offers cash advances online, driven by the higher volume of combined cash advances written and portfolio performance trends. The loss provision as a percentage of combined cash advances written increased to 7.9% in the current period from 3.3% in the prior year period while actual net charge-offs (charge-offs less recoveries) as a percentage of combined cash advances written were 6.5% in the current period compared to 3.1% in the prior year period. The loss provision as a percentage of cash advance fees increased to 45.4% in the current period from 20.4% in the prior year period. These increases are mostly attributable to a significant increase in cash advance receivable balances and the inclusion of the cash advance balance from online customers which carry a higher loss rate.
     During the current period, the Company’s online distribution channel sold selected cash advances which had been previously written off. These sales generated proceeds of $2.1 million. Included in this amount was $1.2 million related to loans originated after the acquisition of the online distribution channel. Those proceeds were recorded as recoveries on losses previously charged to the allowance for losses.

     The following table summarizes the cash advance loss provision for the six months ended June 30, 2007 and 2006 ($ in thousands):

	Six Months Ended
	June 30,
	2007	2006
Cash advance loss provision:
Loss provision on Company-owned cash advances	$74,406	$15,218
Loss provision on third-party owned cash advances	670	17

Combined cash advance loss provision	$75,076	$15,235

Charge-offs, net of recoveries	$61,746	$13,986

Cash advances written:
By the Company (a)	$645,442	$292,961
By third-party lenders (b) (c)	302,333	163,707

Combined cash advances written (b) (d)	$947,775	$456,668

Combined cash advance loss provision as a % of combined cash advances written (b)	7.9%	3.3%
Charge-offs (net of recoveries) as a % of combined cash advances written (b)	6.5%	3.1%

(a)	Cash advances written by the Company in its pawn and cash advance locations and through the Company’s internet distribution channel.

(b)	Non-GAAP presentation. For informational purposes and to provide a greater understanding of the Company’s businesses. Management believes that information provided with this level of detail is meaningful and useful in understanding the activities and business metrics of the Company’s operations.

(c)	Cash advances written by third-party lenders that were arranged by the Company on behalf of the third-party lenders, all at the Company’s pawn and cash advance locations and through the Company’s internet distribution channel.

(d)	Includes (i) cash advances written by the Company, and (ii) cash advances written by third-party lenders that were arranged by the Company on behalf of the third-party lenders, all at the Company’s pawn and cash advance locations and through the Company’s internet distribution channel.
Depreciation and Amortization. Depreciation and amortization expense as a percentage of total revenue was 3.5% in the current period and 4.1% in the prior year period. Total depreciation and amortization expense increased $2.6 million, or 20.0%, primarily due to the increase in operating locations and the amortization of certain intangible assets obtained in acquisitions.
Interest Expense. Interest expense as a percentage of total revenue was 1.8% in the current period and 1.5% in the prior year period. Interest expense increased $2.9 million, or 59.7%, to $7.7 million in the current period as compared to $4.8 million in the prior year period. The increase was primarily due to the higher average floating interest rate borrowings ($88.6 million during the current period and $44.1 million during the prior year period) and higher weighted average floating interest rate (6.4% during the current period compared to 5.8% during the prior year period) and the issuance in December 2006 of $60 million of senior unsecured long-term notes. The average amount of debt outstanding increased during the current period to $222.4 million from $134.7 million during the prior year period primarily attributable to the acquisition of CashNetUSA in the third quarter of 2006 and the first contingent earn-out payment funded in February 2007. The effective blended borrowing cost was 7.0% in the current period and 7.3% in the prior year period.
Interest Income. Interest income was $857,000 in the current period compared to $767,000 in the prior year period. The interest income is primarily from the two notes receivable denominated in Swedish kronor that the Company holds in connection with its 2004 sale of its foreign pawn lending operations.
Foreign Currency Transaction Gain/Loss. Exchange rate changes between the United States dollar and the Swedish kronor resulted in a net gain of $58,000 (including a gain of $40,000 from foreign currency forward contracts) in the current period and $178,000 (net of a loss of $712,000 from foreign currency forward contracts) in the prior year period.

Income Taxes. The Company’s effective tax rate was 35.4% for the current period compared to 36.8% for the prior year period. The decrease in the effective tax rate was primarily attributable to a one time increase in a state deferred tax benefit resulting from a change in Texas law enacted during the current period. The Company had a $51,000 overall state income tax benefit, net of the federal income tax effect, for the current period as a result of the one-time $1.1 million deferred tax benefit. Excluding the effect of the one-time Texas deferred tax benefit, the effective tax rate for the current period would have been 37.7%. The increase over the prior year period is primarily attributable to an increase in state and local taxes.
LIQUIDITY AND CAPITAL RESOURCES
     The Company’s cash flows and other key indicators of liquidity are summarized as follows ($ in thousands):

	Six Months Ended
	June 30,
	2007		2006
Operating activities cash flows	$120,105		$56,685
Investing activities cash flows:
Pawn loans	$(2,831)		$(6,511)
Cash advances	(71,924)		(13,351)
Acquisitions	(36,922)		(1,754)
Property and equipment additions	(29,188)		(20,360)
Proceeds from termination of contract	—		1,098
Financing activities cash flows	$21,244		$(16,926)
Working capital	$286,803		$233,764
Current ratio	4.0	x	4.6	x
Merchandise turnover	2.8	x	2.8	x
Cash flows from operating activities. Net cash provided by operating activities was $120.1 million for the current period. Net cash generated from the Company’s pawn lending operations, cash advance operations and check cashing operations were $35.4 million, $84.2 million and $554,000, respectively. The improvement in cash flows from operating activities in the current period as compared to the prior year period was primarily due to the improvement in results of the pawn lending operations, the addition of a subsidiary that offers cash advances online and to the development of cash advance locations opened in recent periods.
     Historically, the Company’s finance and service charge revenue is highest in the fourth fiscal quarter (October through December) primarily due to higher average loan balances. Proceeds from the disposition of merchandise are also generally highest in the Company’s fourth and first fiscal quarters (October through March) primarily due to the holiday season and the impact of tax refunds. The net effect of these factors is that income from operations typically is highest in the fourth and first fiscal quarters and likewise the Company’s cash flow is generally greatest in these two fiscal quarters.
Cash flows from investing activities. The Company’s pawn lending activities used cash of $2.8 million and cash advance activities used cash of $71.9 million during the current period. The Company also invested $29.2 million in property and equipment, including $9.9 million for the development of a new point-of-sale system and $19.3 million for the establishment of new locations.
     During the six months ended June 30, 2007, the Company’s acquisition of the assets of pawnshops used cash of $2.2 million. Additionally, during the period, the Company made the first supplemental payment of $33.8 million and paid other acquisition costs of $844,000 in connection with the acquisition of substantially all of the assets of The Check Giant LLC (“TCG”). To the extent that the defined multiple of consolidated earnings attributable to the business acquired from TCG exceeds the total amounts paid through the supplemental payment measurement dates, as defined in the asset purchase agreement, the Company will make additional payments to the sellers.

The next measurement date will be September 30, 2007. As of June 30, 2007, the Company has accrued $14.3 million for this payment based on the defined multiple of trailing twelve months earnings through June 30, 2007.
     Subsequent to June 30, 2007, the maker of the two Swedish kronor denominated notes held by the Company, which had a carrying value of approximately $10.0 million at June 30, 2007, entered into a contract under which it is to be sold. As part of that contract, the Company agreed to sell to the purchaser a convertible debenture that entitles the Company, as its holder, to convert the note into shares of the maker’s stock. Upon the closing of the sale, which is expected to occur during the third quarter of 2007, the Company will receive gross proceeds of approximately $15.8 million for the sale of the convertible debenture and the repayment of the principal due under the other note. The Company expects to recognize a gain from the gross proceeds received in excess of the carrying value of the notes in the third quarter. All accrued interest to the sale date will also be paid upon closing.
     Management anticipates that capital expenditures for the remainder of 2007 will be approximately $16 to $26 million primarily for the establishment of approximately 10 to 25 combined total of new cash advance-only locations and pawnshops, for the remodeling of selected operating units, and for the continuing development and enhancements to communications and information systems. The additional capital required to make supplemental acquisition payments related to the CashNetUSA acquisition and to pursue other acquisition opportunities is not included in the estimate of capital expenditures because of the uncertainties surrounding such payments or any potential transaction of this nature at this time.
Cash flows from financing activities. During the current period, the Company borrowed $34.2 million under its bank lines of credit. The Company reduced its long-term debt by $4.3 million through the scheduled principal payments on senior unsecured notes. Additional uses of cash included $2.1 million for dividends paid. On April 20, 2005, the Board of Directors authorized the Company’s repurchase of up to a total of 1,500,000 shares of its common stock (the “2005 authorization”). Management expects to purchase shares of the Company from time to time in the open market, and funding will come from operating cash flow. During the six months ended June 30, 2007, 151,900 shares were purchased for an aggregate amount of $6.2 million. In addition, 9,650 shares were acquired as partial payments of taxes for shares issued under stock-based compensation plans for an aggregate amount of $403,000. During the current period, stock options for 5,000 shares were exercised by a member of the board of directors and generated $49,000 of additional equity.
     In March 2007, the Company amended its line of credit to extend the final maturity by two years, to February 2012. The line of credit agreement and the senior unsecured notes require that the Company maintain certain financial ratios. The Company is in compliance with all covenants and other requirements set forth in its debt agreements. A significant decline in demand for the Company’s products and services may cause the Company to reduce its planned level of capital expenditures and lower its working capital needs in order to maintain compliance with the financial ratios in those agreements. A violation of the credit agreement or the senior unsecured note agreements could result in an acceleration of the Company’s debt and increase the Company’s borrowing costs and could adversely affect the Company’s ability to renew its existing credit facility or obtain new credit on favorable terms in the future. The Company does not anticipate a significant decline in demand for its services and has historically been successful in maintaining compliance with and renewing its debt agreements.
     Management believes that the borrowings available ($131.3 million at June 30, 2007) under the credit facilities, cash generated from operations and current working capital of $286.8 million should be sufficient to meet the Company’s anticipated capital requirements for the foreseeable future.

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
Item 4. Controls and Procedures
     Under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, management of the Company has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of June 30, 2007 (“Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective (i) to ensure that information required to be disclosed in reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms; and (ii) to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.
     There was no change in the Company’s internal control over financial reporting during the quarter ended June 30, 2007, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     See Note 8 of Notes to Consolidated Financial Statements.
Item 1A. Risk Factors
     There have been no material changes from the risk factors disclosed in Part 1, Item 1A, of the Company’s 2006 Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     (c) The following table provides the information with respect to purchases made by the Company of shares of its common stock during each of the months in the first six months of 2007:

				Total Number of	Maximum Number
	Total Number		Average	Shares Purchased as	of Shares that May
	of Shares		Price Paid	Part of Publicly	Yet Be Purchased
Period	Purchased		Per Share	Announced Plan	Under the Plan (1)
January 1 to January 31	3,025	(2)	$40.86	—	1,064,700
February 1 to February 28	32,745	(3)	42.81	25,000	1,039,700
March 1 to March 31	30,336	(4)	39.70	30,000	1,009,700
April 1 to April 30	325	(4)	42.43	—	1,009,700
May 1 to May 31	35,418	(4)	41.68	35,000	974,700
June 1 to June 30	62,185	(4)	40.47	61,900	912,800

Total	164,034		$41.11	151,900

(1)	On April 20, 2005, the Board of Directors authorized the Company’s repurchase of up to a total of 1,500,000 shares of its common stock.

(2)	Includes 173 shares purchased on behalf of participants relating to the Company’s Non-Qualified Savings Plan and 2,852 shares received as partial tax payments for shares issued under stock-based compensation plans.

(3)	Includes 947 shares purchased on behalf of participants relating to the Company’s Non-Qualified Savings Plan and 6,798 shares received as partial tax payments for shares issued under stock-based compensation plans.

(4)	Include shares purchased on behalf of participants relating to the Company’s Non-Qualified Savings Plan of 336; 325; 418; and 285 shares for the months of March, April, May and June, respectively.

Item 4. Submission of Matters to a Vote of Security Holders
     On April 25, 2007, the Company’s Annual Meeting of Shareholders was held. The shareholders elected all of the director nominees identified in the Company’s Proxy Statement. The shareholders also approved the Company’s Senior Executive Bonus Plan and ratified the Company’s selection of its independent auditors. There was no other business brought before the meeting that required shareholder approval. Votes were cast as follows (there were no broker non-votes or abstentions other than those listed below):

	For	Withheld
(a) Election of directors:
Jack R. Daugherty	26,287,268	1,355,880
Daniel E. Berce	27,466,182	176,966
A. R. Dike	26,335,362	1,307,786
Daniel R. Feehan	26,312,201	1,330,947
James H. Graves	26,295,119	1,348,029
B. D. Hunter	26,336,015	1,307,133
Timothy J. McKibben	26,296,990	1,346,158
Alfred M. Micallef	26,296,478	1,346,670
(b) Ratification of Independent Auditors	27,523,686	119,462
(c) Approval of Senior Executive Bonus Plan	27,228,242	414,906
Item 6. Exhibits
10.1	Letter agreement extending the Amended and Restated Administrative Credit Services Agreements dated September 29, 2005, by and between Cash America Financial Services, Inc., NCP Finance Limited Partnership and NCP Finance Florida, LLC

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CASH AMERICA INTERNATIONAL, INC. (Registrant)
By:	/s/ Thomas A. Bessant, Jr.
Thomas A. Bessant, Jr.
Executive Vice President and Chief Financial Officer

                                                                  Date: July 27, 2007