Form 10-Q
period 2007-09-30
CASH AMERICA INTERNATIONAL INC
filed 2007-10-26
CIK 807884

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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
29,202,886 common shares, $.10 par value, were outstanding as of October 16, 2007

CASH AMERICA INTERNATIONAL, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	September 30,		December 31,
	2007	2006	2006
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$26,412	$30,241	$25,723
Pawn loans	136,722	133,734	127,384
Cash advances, net	82,785	70,253	79,975
Merchandise held for disposition, net	98,751	83,179	87,060
Finance and service charges receivable	25,528	23,846	25,377
Other receivables and prepaid expenses	15,349	11,539	16,128
Deferred tax assets	22,455	14,657	16,324

Total current assets	408,002	367,449	377,971
Property and equipment, net	147,813	110,983	119,261
Goodwill	283,554	193,379	238,499
Intangible assets, net	24,569	27,078	27,477
Other assets	3,017	12,296	13,036

Total assets	$866,955	$711,185	$776,244

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$104,784	$52,045	$91,217
Customer deposits	8,211	7,470	7,464
Income taxes currently payable	16	2,456	2,691
Current portion of long-term debt	12,786	16,786	16,786

Total current liabilities	125,797	78,757	118,158
Deferred tax liabilities	15,854	11,688	12,770
Other liabilities	1,621	1,578	1,625
Long-term debt	251,427	200,617	202,963

Total liabilities	394,699	292,640	335,516

Stockholders’ equity:
Common stock, $.10 par value per share, 80,000,000 shares authorized, 30,235,164 shares issued	3,024	3,024	3,024
Additional paid-in capital	162,837	160,234	161,683
Retained earnings	337,909	267,004	287,962
Accumulated other comprehensive income (loss)	(4)	21	20
Notes receivable secured by common stock	—	(382)	(18)
Treasury shares, at cost (1,088,493 shares, 682,800 shares and 565,840 shares at September 30, 2007 and 2006, and December 31, 2006, respectively)	(31,510)	(11,356)	(11,943)

Total stockholders’ equity	472,256	418,545	440,728

Total liabilities and stockholders’ equity	$866,955	$711,185	$776,244

See notes to consolidated financial statements.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(Unaudited)
Revenue
Finance and service charges	$41,386	$39,404	$117,011	$109,047
Proceeds from disposition of merchandise	91,366	74,426	277,342	234,172
Cash advance fees	95,417	48,401	260,880	123,235
Check cashing fees, royalties and other	3,343	3,686	13,032	12,346

Total Revenue	231,512	165,917	668,265	478,800
Cost of Revenue
Disposed merchandise	57,693	46,281	172,402	141,909

Net Revenue	173,819	119,636	495,863	336,891
Expenses
Operations	74,695	58,263	221,672	177,178
Cash advance loss provision	43,612	17,503	118,688	32,738
Administration	16,450	13,580	43,976	40,447
Depreciation and amortization	8,265	6,946	23,698	19,802

Total Expenses	143,022	96,292	408,034	270,165

Income from Operations	30,797	23,344	87,829	66,726
Interest expense	(4,378)	(3,162)	(12,119)	(8,010)
Interest income	145	435	999	1,202
Foreign currency transaction gain	5	67	63	245
Gain from termination of contract	—	—	—	2,167
Gain on sale of foreign notes	6,260	—	6,260	—

Income before Income Taxes	32,829	20,684	83,032	62,330
Provision for income taxes	12,213	7,743	29,973	23,088

Net Income	$20,616	$12,941	$53,059	$39,242

Earnings Per Share:
Basic	$0.70	$0.44	$1.78	$1.32
Diluted	$0.68	$0.42	$1.74	$1.29
Weighted average common shares outstanding:
Basic	29,535	29,707	29,745	29,652
Diluted	30,235	30,548	30,464	30,515
Dividends declared per common share	$0.035	$0.025	$0.105	$0.075
See notes to consolidated financial statements.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	September 30,
	2007		2006
	Shares	Amounts	Shares	Amounts
		(Unaudited)
Common stock
Balance at end of period	30,235,164	$3,024	30,235,164	$3,024

Additional paid-in capital
Balance at beginning of year		161,683		156,557
Exercise of stock options		(1,201)		(813)
Issuance of shares under restricted stock units plan		(751)		(353)
Stock-based compensation		2,277		2,057
Income tax benefit from stock based compensation		829		2,786

Balance at end of period		162,837		160,234

Retained earnings
Balance at beginning of year		287,962		229,975
Net income		53,059		39,242
Dividends declared		(3,112)		(2,213)

Balance at end of period		337,909		267,004

Accumulated other comprehensive income (loss)
Balance at beginning of year		20		(5)
Unrealized derivatives (loss) gain		(20)		26
Foreign currency translation loss, net of taxes		(4)		—

Balance at end of period		(4)		21

Notes receivable secured by common stock
Balance at beginning of year		(18)		(2,488)
Payments on notes receivable		18		2,106

Balance at end of period		—		(382)

Treasury shares, at cost
Balance at beginning of year	(565,840)	(11,943)	(999,347)	(12,347)
Purchases of treasury shares	(624,305)	(22,246)	(150,321)	(4,891)
Exercise of stock options	67,154	1,928	438,126	5,529
Issuance of shares under restricted stock units plan	34,498	751	28,742	353

Balance at end of period	(1,088,493)	(31,510)	(682,800)	(11,356)

Total Stockholders’ Equity		$472,256		$418,545

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
		(Unaudited)
Net income	$20,616	$12,941	$53,059	$39,242

Other comprehensive income (loss):
Interest rate cap valuation adjustments	(1)	(68)	(20)	41
Foreign currency translation (loss) gain, net of taxes	(11)	24	(4)	(15)

Other comprehensive (loss) income, net	(12)	(44)	(24)	26

Total Comprehensive Income	$20,604	$12,897	$53,035	$39,268

See notes to consolidated financial statements.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended
	September 30,
	2007	2006
	(Unaudited)

Cash Flows from Operating Activities
Net income	$53,059	$39,242
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	23,698	19,802
Cash advance loss provision	118,688	32,738
Stock-based compensation	2,277	2,057
Gain from termination of contract	—	(2,167)
Foreign currency transaction gain	(62)	(245)
Gain on sale of foreign notes	(6,260)	—
Changes in operating assets and liabilities —
Merchandise held for disposition	1,461	2,476
Finance and service charges receivable	(845)	(1,790)
Prepaid expenses and other assets	(252)	315
Accounts payable and accrued expenses	4,159	14,270
Customer deposits, net	747	1,100
Current income taxes	(1,846)	3,793
Excess income tax benefit from stock-based compensation	(829)	(2,786)
Deferred income taxes, net	(3,036)	(3,054)

Net cash provided by operating activities	190,959	105,751

Cash Flows from Investing Activities
Pawn loans made	(321,061)	(297,972)
Pawn loans repaid	165,141	158,983
Principal recovered through dispositions of forfeited loans	134,840	110,532
Cash advances made, assigned or purchased	(866,873)	(499,312)
Cash advances repaid	746,891	456,997
Acquisitions, net of cash acquired	(38,564)	(48,931)
Purchases of property and equipment	(48,883)	(32,004)
Proceeds from property insurance	1,316	1,247
Proceeds from termination of contract/sale of assets	—	2,198
Proceeds from sale of foreign notes	16,529	—

Net cash used by investing activities	(210,664)	(148,262)

Cash Flows from Financing Activities
Net borrowings under bank lines of credit	61,250	68,194
Payments on notes payable	(16,786)	(16,786)
Loan costs paid	(282)	(12)
Proceeds from exercise of stock options	727	4,716
Excess income tax benefit from stock-based compensation	829	2,786
Repayments of notes receivable secured by common stock	18	2,106
Treasury shares purchased	(22,246)	(4,891)
Dividends paid	(3,112)	(2,213)

Net cash provided by financing activities	20,398	53,900

Effect of exchange rates on cash	(4)	—

Net increase in cash and cash equivalents	689	11,389
Cash and cash equivalents at beginning of year	25,723	18,852

Cash and cash equivalents at end of period	$26,412	$30,241

Supplemental Disclosures
Non-cash investing and financing activities —
Pawn loans forfeited and transferred to merchandise held for disposition	$147,529	$122,443
Pawn loans renewed	$56,996	$59,198
Cash advances renewed	$221,719	$20,834
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
     The financial statements as of September 30, 2007 and 2006 and for the three and nine month periods then ended are unaudited but, in management’s opinion, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for such interim periods. Operating results for the three and nine month periods are not necessarily indicative of the results that may be expected for the full fiscal year.
     Certain amounts in the consolidated financial statements for the three and nine months ended September 30, 2006 have been reclassified to conform to the presentation format adopted in 2007. These reclassifications have no effect on the net income previously reported.
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

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
     In February 2007, FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits entities to choose, at specified election dates, to measure eligible items at fair value (the “fair value option”) and requires an entity to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Upfront costs and fees related to items for which the fair value option is elected shall be recognized in earnings as incurred and not deferred. SFAS 159 will be effective for fiscal years beginning after November 15, 2007. The Company does not expect SFAS 159 to have a material effect on the Company’s consolidated financial position or results of operations.
2. Income Taxes
     The Company adopted the provisions of FIN 48 on January 1, 2007. As of that date, the Company had no unrecognized tax benefits and thus had accrued no interest or penalties on such benefits, nor did the Company anticipate a significant increase in unrecognized tax benefits during the subsequent 12 months. As of January 1, 2007, the Company’s 2003 through 2006 tax years were open to examination by the Internal Revenue Service and major state taxing jurisdictions. There were no material changes in these items during the three and nine months ended September 30, 2007.
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

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

payment. Substantially all of these supplemental payments will be accounted for as goodwill.
     The first supplemental payment of approximately $33.8 million, which was paid in February 2007 in cash, was based on the trailing twelve months earnings of CashNetUSA through December 31, 2006 and reflects adjustments for amounts previously paid. There was no supplemental payment due or owed with respect to the trailing twelve months earnings of CashNetUSA as of March 31, 2007. Another supplemental payment is scheduled in November 2007 and will be based on the trailing twelve months earnings of CashNetUSA as of September 30, 2007. As of September 30, 2007, the Company has accrued for the payment of approximately $43.3 million as an addition to goodwill and accounts payable based on the defined multiple of trailing twelve months earnings through September 30, 2007. Pursuant to the terms of the purchase agreement with CashNetUSA, payments determined at the March 31 and September 30, 2007 measurement dates were calculated at 5.5 times trailing twelve month earnings. Subsequent measurement dates of March 31 and September 30, 2008 will be calculated at 5 times trailing twelve month earnings.
     During the nine months ended September 30, 2007, the Company also acquired five pawnshops and made payment on a pawnshop over which it acquired management control in December 2006. The aggregate cash payments for these acquisitions were $3.7 million.
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
     The Company provides services in connection with single payment cash advances originated by independent third-party lenders, whereby the Company acts as a credit services organization on behalf of consumers in accordance with applicable state laws (the “CSO program”). The CSO program includes arranging loans with independent third-party lenders, assisting in the preparation of loan applications and loan documents, and accepting loan payments. To assist the customer in obtaining a loan through the CSO program, the Company also, as part of the credit services it provides to the customer, guarantees, on behalf of the customer, the customer’s payment obligations to the third-party lender under the loan. A customer who obtains a loan through the CSO program pays the Company a fee for the credit services, including the guaranty, and enters into a contract with the Company governing the credit services arrangement. Losses on cash advances acquired by the Company as a result of its guaranty obligations are the responsibility of the Company. As of September 30, 2007, the CSO program was offered in Texas and Florida. The Company discontinued the CSO program in Michigan in February 2007, and now offers only cash advances underwritten by the Company to customers in that state.
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

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

to be acquired by the Company as a result of its guaranty obligations. The estimated amounts of losses on portfolios owned by the third-party lenders are included in “Accounts payable and accrued expenses” in the consolidated balance sheets.
Cash advances outstanding at September 30, 2007 and 2006, were as follows (in thousands):

	September 30,
	2007	2006

Funded by the Company
Active cash advances and fees receivable	$69,005	$54,741
Cash advances and fees in collection	28,817	20,146

Total Funded by the Company	97,822	74,887
Purchased by the Company from third-party lenders	15,888	6,455

Company-owned cash advances and fees receivable, gross	113,710	81,342
Less: Allowance for losses	30,925	11,089

Cash advances and fees receivable, net	$82,785	$70,253

     Changes in the allowance for losses for the Company-owned portfolio and the accrued loss for the third-party lender-owned portfolio during the three and nine months ended September 30, 2007 and 2006 were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30
	2007	2006	2007	2006
Allowance for company-owned cash advances
Balance at beginning of period	$32,173	$7,541	$19,513	$6,309
Cash advance loss provision	43,604	17,641	118,011	32,859
Charge-offs	(48,283)	(16,266)	(117,133)	(35,924)
Recoveries	3,431	2,173	10,534	7,845

Balance at end of period	$30,925	$11,089	$30,925	$11,089

Accrual for third-party lender-owned cash advances

Balance at beginning of period	$1,824	$891	$1,155	$874
Increase (decrease) in loss provision	8	(138)	677	(121)

Balance at end of period	$1,832	$753	$1,832	$753

     Cash advances assigned to the Company for collection were $81.3 million and $26.5 million, for the nine months ended September 30, 2007 and 2006, respectively.
     The Company sells selected cash advances originated from its online distribution channel which had been previously written off. These sales generated proceeds of $1.4 million and $2.6 million for the three and nine months ended September 30, 2007, respectively, which were recorded as recoveries on losses previously charged to the allowance for losses.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Earnings Per Share Computation
     The following table sets forth the reconciliation of numerators and denominators for the basic and diluted earnings per share computation for the three and nine months ended September 30, 2007 and 2006 (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Numerator:
Net income available to common stockholders	$20,616	$12,941	$53,059	$39,242

Denominator:
Weighted average common shares outstanding	29,316	29,548	29,530	29,496
Weighted average vested RSUs	164	102	159	96
Weighted average shares in non-qualified savings plan	55	57	56	60

Total weighted average basic shares	29,535	29,707	29,745	29,652

Effect of shares applicable to stock option plans	346	465	363	493
Effect of RSU compensation plans	354	370	356	369
Weighted average shares for earn-out contingency	—	6	—	1

Total weighted average diluted shares	30,235	30,548	30,464	30,515

Earnings per share:
Net income — Basic	$0.70	$0.44	$1.78	$1.32

Net income — Diluted	$0.68	$0.42	$1.74	$1.29

     The shares held in the Company’s non-qualified savings plan have been reclassified into the basic earnings per share computation as the distribution of substantially all of those shares is not contingent upon future services. All prior periods presented have been restated to reflect this reclassification. There is no impact to the previously reported basic earnings per share.
6. Long-Term Debt
     The Company’s long-term debt instruments and balances outstanding at September 30, 2007 and 2006, were as follows (in thousands):

	September 30,
	2007	2006
Line of credit up to $250,000 due 2012	$142,927	$139,331
6.21% senior unsecured notes due 2021	25,000	—
6.09% senior unsecured notes due 2016	35,000	—
6.12% senior unsecured notes due 2015	40,000	40,000
7.20% senior unsecured notes due 2009	17,000	25,500
7.10% senior unsecured notes due 2008	4,286	8,572
8.14% senior unsecured notes due 2007	—	4,000

Total debt	264,213	217,403
Less current portion	12,786	16,786

Total long-term debt	$251,427	$200,617

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     In March 2007, the Company amended the line of credit to extend the final maturity two years to February 2012 and modified certain terms of the credit agreement. Interest on the line of credit is charged, at the Company’s option, at either LIBOR plus a margin or at the agent’s base rate. The margin on the line of credit varies from 0.875% to 1.875% (1.125% at September 30, 2007), depending on the Company’s cash flow leverage ratios as defined in the agreement. The Company also pays a fee on the unused portion ranging from 0.25% to 0.30% (0.25% at September 30, 2007) based on the Company’s cash flow leverage ratios. The weighted average interest rate (including margin) on the line of credit at September 30, 2007 was 6.5%.
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
     Information concerning the operating segments is set forth below (in thousands):

	Pawn	Cash	Check
	Lending	Advance (1)	Cashing	Consolidated

Three Months Ended September 30, 2007:
Revenue
Finance and service charges	$41,386	$—	$—	$41,386
Proceeds from disposition of merchandise	91,366	—	—	91,366
Cash advance fees	11,301	84,116	—	95,417
Check cashing fees, royalties and other	698	1,826	819	3,343

Total revenue	144,751	85,942	819	231,512
Cost of revenue — disposed merchandise	57,693	—	—	57,693

Net revenue	87,058	85,942	819	173,819

Expenses
Operations	46,955	27,461	279	74,695
Cash advance loss provision	4,973	38,639	—	43,612
Administration	9,587	6,632	231	16,450
Depreciation and amortization	5,272	2,901	92	8,265

Total expenses	66,787	75,633	602	143,022

Income from operations	$20,271	$10,309	$217	$30,797

As of September 30, 2007:
Total assets	$582,072	$277,986	$6,897	$866,955

Goodwill	$143,665	$134,579	$5,310	$283,554

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Pawn	Cash	Check
	Lending	Advance (1)	Cashing	Consolidated
Three Months Ended September 30, 2006:
Revenue
Finance and service charges	$39,404	$—	$—	$39,404
Proceeds from disposition of merchandise	74,426	—	—	74,426
Cash advance fees	11,963	36,438	—	48,401
Check cashing fees, royalties and other	743	1,887	1,056	3,686

Total revenue	126,536	38,325	1,056	165,917
Cost of revenue — disposed merchandise	46,281	—	—	46,281

Net revenue	80,255	38,325	1,056	119,636

Expenses
Operations	43,148	14,788	327	58,263
Cash advance loss provision	5,934	11,569	—	17,503
Administration	8,164	5,118	298	13,580
Depreciation and amortization	4,748	2,107	91	6,946

Total expenses	61,994	33,582	716	96,292

Income from operations	$18,261	$4,743	$340	$23,344

As of September 30, 2006:
Total assets	$529,258	$174,621	$7,306	$711,185

Goodwill	$132,142	$55,927	$5,310	$193,379

Nine Months Ended September 30, 2007:
Revenue
Finance and service charges	$117,011	$—	$—	$117,011
Proceeds from disposition of merchandise	277,342	—	—	277,342
Cash advance fees	31,411	229,469	—	260,880
Check cashing fees, royalties and other	2,438	7,777	2,817	13,032

Total revenue	428,202	237,246	2,817	668,265
Cost of revenue — disposed merchandise	172,402	—	—	172,402

Net revenue	255,800	237,246	2,817	495,863

Expenses
Operations	140,654	80,074	944	221,672
Cash advance loss provision	11,542	107,146	—	118,688
Administration	25,894	17,326	756	43,976
Depreciation and amortization	15,406	7,998	294	23,698

Total expenses	193,496	212,544	1,994	408,034

Income from operations	$62,304	$24,702	$823	$87,829

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Pawn	Cash	Check
	Lending	Advance(1)	Cashing	Consolidated
Nine Months Ended September 30, 2006:
Revenue
Finance and service charges	$109,047	$—	$—	$109,047
Proceeds from disposition of merchandise	234,172	—	—	234,172
Cash advance fees	31,893	91,342	—	123,235
Check cashing fees, royalties and other	2,046	7,220	3,080	12,346

Total revenue	377,158	98,562	3,080	478,800
Cost of revenue — disposed merchandise	141,909	—	—	141,909

Net revenue	235,249	98,562	3,080	336,891

Expenses
Operations	132,164	44,033	981	177,178
Cash advance loss provision	11,541	21,197	—	32,738
Administration	24,396	14,872	1,179	40,447
Depreciation and amortization	13,568	5,973	261	19,802

Total expenses	181,669	86,075	2,421	270,165

Income from operations	$53,580	$12,487	$659	$66,726

(1)	The Cash Advance segment is comprised of two distribution channels for the same product, a multi-unit, “storefront” platform of 301 units and an online, internet based lending platform. The amounts for the three and nine months ended September 30, 2006 include 15 days of activity, as the internet based lending platform was purchased on September 15, 2006. The following table summarizes the results from each channel’s contributions to the Cash Advance segment as of September 30, 2007:

		Internet	Total Cash
	Storefront	Lending	Advance
Three Months Ended September 30, 2007:
Revenue
Cash advance fees	$34,249	$49,867	$84,116
Check cashing fees, royalties and other	1,826	—	1,826

Total revenue	36,075	49,867	85,942

Expenses
Operations	17,194	10,267	27,461
Cash advance loss provision	11,585	27,054	38,639
Administration	2,780	3,852	6,632
Depreciation and amortization	2,072	829	2,901

Total expenses	33,631	42,002	75,633

Income from operations	$2,444	$7,865	$10,309

As of September 30, 2007:
Total assets	$122,673	$155,313	$277,986

Goodwill	$44,618	$89,961	$134,579

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

		Internet	Total Cash
	Storefront	Lending	Advance
Three Months Ended September 30, 2006:
Revenue
Cash advance fees	$32,815	$3,623	$36,438
Check cashing fees, royalties and other	1,887	—	1,887

Total revenue	34,702	3,623	38,325

Expenses
Operations	14,193	595	14,788
Cash advance loss provision	10,332	1,237	11,569
Administration	4,928	190	5,118
Depreciation and amortization	1,947	160	2,107

Total expenses	31,400	2,182	33,582

Income from operations	$3,302	$1,441	$4,743

As of September 30, 2006:
Total assets	$122,232	$52,389	$174,621

Goodwill	$44,618	$11,309	$55,927

		Internet	Total Cash
	Storefront	Lending	Advance
Nine Months Ended September 30, 2007:
Revenue
Cash advance fees	$95,240	$134,229	$229,469
Check cashing fees, royalties and other	7,772	5	7,777

Total revenue	103,012	134,234	237,246

Expenses
Operations	50,539	29,535	80,074
Cash advance loss provision	28,716	78,430	107,146
Administration	7,935	9,391	17,326
Depreciation and amortization	5,924	2,074	7,998

Total expenses	93,114	119,430	212,544

Income from operations	$9,898	$14,804	$24,702

		Internet	Total Cash
	Storefront	Lending	Advance
Nine Months Ended September 30, 2006:
Revenue
Cash advance fees	$87,719	$3,623	$91,342
Check cashing fees, royalties and other	7,220	—	7,220

Total revenue	94,939	3,623	98,562

Expenses
Operations	43,438	595	44,033
Cash advance loss provision	19,960	1,237	21,197
Administration	14,682	190	14,872
Depreciation and amortization	5,813	160	5,973

Total expenses	83,893	2,182	86,075

Income from operations	$11,046	$1,441	$12,487

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Litigation
     On August 6, 2004, James E. Strong filed a purported class action lawsuit in the State Court of Cobb County, Georgia against Georgia Cash America, Inc., Cash America International, Inc. (together with Georgia Cash America, Inc., “Cash America”), Daniel R. Feehan, and several unnamed officers, directors, owners and “stakeholders” of Cash America. The lawsuit alleges many different causes of action, among the most significant of which is that Cash America made illegal payday loans in Georgia in violation of Georgia’s usury law, the Georgia Industrial Loan Act and Georgia’s Racketeer Influenced and Corrupt Organizations Act. Community State Bank (“CSB”) for some time made loans to Georgia residents through Cash America’s Georgia operating locations. The complaint in this lawsuit claims that Cash America was the true lender with respect to the loans made to Georgia borrowers and that CSB’s involvement in the process is “a mere subterfuge.” Based on this claim, the suit alleges that Cash America is the “de facto” lender and is illegally operating in Georgia. The complaint seeks unspecified compensatory damages, attorney’s fees, punitive damages and the trebling of any compensatory damages. A previous decision by the trial judge to strike Cash America’s affirmative defenses based on arbitration was upheld by the Georgia Court of Appeals, and on September 24, 2007, the Georgia Supreme Court declined to review the decision. The case has been returned to the State Court of Cobb County, Georgia. Cash America currently is considering whether any options remain to enforce the arbitration agreement between it and the Plaintiff. If Cash America’s further attempts to enforce the arbitration agreement are unsuccessful, discovery relating to the propriety of continuing this suit as a class action would proceed. Cash America believes that the plaintiffs’ claims in this suit are without merit and is vigorously defending this lawsuit.
     Cash America and CSB also commenced a federal lawsuit in the U.S. District Court for the Northern District of Georgia seeking to compel Plaintiffs to arbitrate their claims against Cash America and CSB. The U.S. District Court dismissed the federal action for lack of subject matter jurisdiction, and Cash America and CSB appealed the dismissal of their complaint to the U.S Court of Appeals for the 11th Circuit. The 11th Circuit issued a decision on April 27, 2007 reversing the district court’s dismissal of the action and remanding the action to the district court for a determination of the issue of the enforceability of the parties’ arbitration agreements. Plaintiff requested the 11th Circuit to review this decision en banc and this request has been granted. The en banc rehearing currently is expected to occur in February 2008. The Strong litigation is still at an early stage, and neither the likelihood of an unfavorable outcome nor the ultimate liability, if any, with respect to this litigation can be determined at this time.
     On October 23, 2007, a federal class action Complaint, styled Ryan Bonner, individually and on behalf of all others similarly situated, v. Cash America International, Inc., Cash America Net of Nevada, LLC, Cash America Net of Pennsylvania, LLC and Cash America of PA, LLC, d/b/a CashNetUSA.com, was filed in the United States District Court for the Eastern District of Pennsylvania, alleging, among other things, that the Company and three of its subsidiaries located outside Pennsylvania made certain loans to Pennsylvania consumers in violation of Pennsylvania law, including its usury, fair credit extension, and unfair trade practices and consumer protection laws. The Complaint also alleges that the arbitration clause in the relevant loans is unenforceable and seeks a declaratory judgment that the loan agreements issued to Pennsylvania residents are void and unenforceable under Pennsylvania law or, in the alternative, that the arbitration clause in those loan agreements is void and unenforceable. Plaintiff also seeks an injunction barring the Company and the three named subsidiaries from offering, arranging, making or collecting allegedly illegal loans in Pennsylvania, as well as an award of monetary damages (including treble damages), penalties, costs and attorneys’ fees. As of the date of this report, neither the Company nor any of the named subsidiaries have been served with the Complaint. The Company disagrees with the allegations in the Complaint and plans to vigorously defend this lawsuit. Neither the likelihood of an unfavorable outcome nor the ultimate liability, if any, with respect to this claim can be determined at this time.
     The Company is a defendant in certain lawsuits encountered in the ordinary course of its business. Certain of these matters are covered to an extent by insurance. In the opinion of management, the resolution of these matters will not have a material adverse effect on the Company’s financial position, results of operations or liquidity.
9. Gain on Sale of Foreign Notes
     In August 2007, the Company received gross proceeds in the amount of $16.8 million on the sale of notes receivable that it had received in 2004 as part of the proceeds from its sale of Svensk Pantbelåning, its former Swedish pawn lending subsidiary. In September 2004, the Company sold Svensk Pantbelåning to Rutland Partners LLP for cash and two subordinated notes receivable. One of the notes receivable was convertible into approximately 27.7% of the parent company of Svensk Pantbelåning on a fully-diluted basis. In August 2007, Rutland Partners LLP sold Svensk Pantbelåning to a third party who also purchased the notes receivable from the Company.
     The Company’s total proceeds of $16.8 million represent $12.4 million in the repayment of principal and interest owed on notes receivable and $4.4 million for the value of its conversion rights under the convertible note. For the three months ended September 30, 2007, the Company recognized a pre-tax gain of approximately $6.3 million from the sale of the notes.

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
     The first supplemental payment of approximately $33.8 million, which was paid in February 2007 in cash, was based on the trailing twelve months earnings of CashNetUSA through December 31, 2006 and reflects adjustments for amounts previously paid. There was no supplemental payment with respect to the trailing twelve months earnings of CashNetUSA as of March 31, 2007. The next supplemental payment is scheduled in November 2007 and will be based on the trailing twelve months earnings of CashNetUSA as of September 30, 2007. As of September 30, 2007, the Company has accrued for a payment of approximately $43.3 million based on the defined multiple of trailing twelve months earnings through September 30, 2007. Pursuant to the terms of the purchase agreement with CashNetUSA, the March 31 and September 30, 2007 measurement dates were calculated at 5.5 times trailing twelve month earnings. Subsequent measurement dates of March 31 and September 30, 2008 will be calculated at 5 times trailing twelve month earnings.
     In July 2007, the Company began offering short-term unsecured loans to customers who reside throughout the United Kingdom through its internet distribution platform. Management expects loan volumes to accumulate gradually and provide only nominal levels of asset increases throughout the remainder of 2007.
     As of September 30, 2007, the Company had 936 total locations offering products and services to its customers.
     As of September 30, 2007, the Company’s pawn lending operations consisted of 495 pawnshops, including 483 Company-owned units and 12 unconsolidated franchised units, located in 22 states in the United States. During the 21 months ended September 30, 2007, the Company acquired 24 operating units, established six locations, and combined or closed three locations for a net increase in Company-owned pawn lending units of 27. In addition, it opened four franchised locations.

     At September 30, 2007, the Company’s cash advance operations operated 301 cash advance locations in seven states. During the 21 months ended September 30, 2007, the Company established 22 locations, and combined or closed seven locations for a net increase in cash advance locations of 15. CashNetUSA serves multiple markets through its internet distribution channel and had cash advances outstanding in 31 states and one foreign country at September 30, 2007.
     As of September 30, 2007, in Florida and Texas, the Company provides services in connection with single payment cash advances originated by independent third-party lenders, whereby the Company acts as a credit services organization on behalf of consumers in accordance with applicable state laws (the “CSO program”). Under the CSO program, the Company arranges loans with independent third-party lenders, assists in the preparation of loan applications and loan documents, and accepts loan payments. To assist the customer in obtaining a loan through the CSO program, the Company also, as part of the credit services it provides to the customer, guarantees, on behalf of the customer, the customer’s payment obligations to the third-party lender under the loan. A customer who obtains a loan through the CSO program pays the Company a fee for the credit services, including the guaranty, and enters into a contract with the Company governing the credit services arrangement. Losses on cash advances acquired by the Company as a result of its guaranty obligations are the responsibility of the Company. The Company discontinued the CSO program in Michigan in February 2007, and now offers only cash advances underwritten by the Company to customers in that state.
     As of September 30, 2007, the Company’s check cashing operations consisted of 135 franchised and five company-owned check cashing centers in 18 states. During the 21 months ended September 30, 2007, the Company opened 17 franchised locations, and combined or closed 13 franchised locations for a net increase of four franchised locations.

RESULTS OF CONTINUING OPERATIONS

     The following table sets forth the components of the consolidated statements of income as a percentage of total revenue for the periods indicated.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Revenue
Finance and service charges	17.9%	23.7%	17.5%	22.8%
Proceeds from disposition of merchandise	39.5	44.9	41.5	48.9
Cash advance fees	41.2	29.2	39.0	25.7
Check cashing fees, royalties and other.	1.4	2.2	2.0	2.6

Total Revenue	100.0	100.0	100.0	100.0

Cost of Revenue
Disposed merchandise	24.9	27.9	25.8	29.7

Net Revenue	75.1	72.1	74.2	70.3

Expenses
Operations	32.3	35.1	33.2	37.0
Cash advance loss provision	18.8	10.5	17.8	6.8
Administration	7.1	8.2	6.6	8.5
Depreciation and amortization	3.6	4.2	3.5	4.1

Total Expenses	61.8	58.0	61.1	56.4

Income from Operations	13.3	14.1	13.1	13.9
Interest expense	(1.9)	(1.9)	(1.8)	(1.7)
Interest income	0.1	0.3	0.2	0.3
Foreign currency transaction gain	—	—	—	—
Gain from termination of contract	—	—	—	0.5
Gain on sale of foreign notes	2.7	—	0.9	—

Income before Income Taxes	14.2	12.5	12.4	13.0
Provision for income taxes	5.3	4.7	4.5	4.8

Net Income	8.9%	7.8%	7.9%	8.2%

     The following table sets forth certain selected consolidated financial and non-financial data as of September 30, 2007 and 2006, and for each of the three and nine months then ended ($ in thousands unless noted otherwise).

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2007		2006		2007		2006
PAWN LENDING OPERATIONS:
Pawn loans
Annualized yield on pawn loans	121.4%		119.3%		124.1%		123.3%
Total amount of pawn loans written and renewed	$138,100		$129,269		$378,058		$357,170
Average pawn loan balance outstanding	$135,205		$131,089		$126,043		$118,297
Average pawn loan balance per average location in operation	$281		$284		$263		$258
Ending pawn loan balance per location in operation	$283		$289		$283		$289
Average pawn loan amount at end of period (not in thousands).	$102		$100		$105		$100
Profit margin on disposition of merchandise as a percentage of proceeds from disposition of merchandise	36.9%		37.8%		37.8%		39.4%
Average annualized merchandise turnover	2.5	x	2.4	x	2.7	x	2.6	x
Average balance of merchandise held for disposition per average location in operation	$192		$167		$182		$157
Ending balance of merchandise held for disposition per location in operation	$204		$180		$204		$180

Pawnshop locations in operation —
Beginning of period, owned	480		457		475		456
Acquired	2		5		5		7
Start-ups	1		1		4		2
Combined or closed	—		—		(1)		(2)

End of period, owned	483		463		483		463
Franchise locations at end of period	12		11		12		11

Total pawnshop locations at end of period	495		474		495		474

Average number of owned pawnshop locations	482		462		479		459

Cash advances (a)
Pawn locations offering cash advances at end of period	429		417		429		417
Average number of pawn locations offering cash advances	427		416		425		423
Amount of cash advances written at pawn locations:
Funded by the Company	$16,652		$18,978		$48,899		$49,113
Funded by third-party lenders (b) (d)	49,634		57,062		141,510		151,673

Aggregate amount of cash advances written at pawn locations(b) (f)	$66,286		$76,040		$190,409		$200,786

Number of cash advances written at pawn locations (not in thousands):
By the Company	54,821		61,516		160,253		154,545
By third-party lenders (b) (d)	105,873		129,176		308,729		355,651

Aggregate number of cash advances written at pawn locations(b) (f)	160,694		190,692		468,982		510,196

Cash advance customer balances due at pawn locations (gross):
Owned by Company (c)	$8,803		$8,779		$8,803		$8,779
Owned by third-party lenders (b) (d)	9,179		10,474		9,179		10,474

Aggregate cash advance customer balances due at pawn locations (gross) (b) (f)	$17,982		$19,253		$17,982		$19,253

(Continued on Next Page)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
CASH ADVANCE OPERATIONS (e):
Storefront operations:
Amount of cash advances written:
Funded by the Company	$187,302	$168,743	$522,719	$431,569
Funded by third-party lenders (b) (d)	30,212	34,899	84,884	103,995

Aggregate amount of cash advances written (b) (f)	$217,514	$203,642	$607,603	$535,564

Number of cash advances written (not in thousands):
By the Company	513,135	482,560	1,438,490	1,235,431
By third-party lenders (b) (d)	55,090	66,098	159,427	204,114

Aggregate number of cash advances written (b) (f)	568,225	548,658	1,597,917	1,439,545

Cash advance customer balances due (gross):
Owned by the Company (c)	$51,316	$46,642	$51,316	$46,642
Owned by third-party lenders (b) (d)	5,259	5,916	5,259	5,916

Aggregate cash advance customer balances due (gross) (b) (f)	$56,575	$52,558	$56,575	$52,558

Cash advance locations in operation (excluding online lending) —
Beginning of period	296	291	295	286
Start-ups	7	2	10	10
Combined or closed	(2)	—	(4)	(3)

End of period	301	293	301	293

Average number of cash advance locations	299	292	297	289

Internet lending operations:
Amount of cash advances written:
Funded by the Company	$157,887	$15,625	$435,665	$15,625
Funded by third-party lenders (b) (d)	96,096	—	251,880	—

Aggregate amount of cash advances written (b) (f)	$253,983	$15,625	$687,545	$15,625

Number of cash advances written (not in thousands):
By the Company	400,942	40,480	1,117,466	40,480
By third-party lenders (b) (d)	159,711	—	441,402	—

Aggregate number of cash advances written (b) (f)	560,653	40,480	1,558,868	40,480

Cash advance customer balances due (gross):
Owned by the Company (c)	$53,591	$25,921	$53,591	$25,921
Owned by third-party lenders (b) (d)	16,631	—	16,631	—

Aggregate cash advance customer balances due (gross) (b) (f)	$70,222	$25,921	$70,222	$25,921

Number of states with online lending at end of period	31	27	31	27
Number of countries with online lending at end of period	2	1	2	1
(Continued on Next Page)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Combined Storefront and Internet lending operations:
Amount of cash advances written:
Funded by the Company	$345,189	$184,368	$958,384	$447,194
Funded by third-party lenders (b) (d)	126,308	34,899	336,764	103,995

Aggregate amount of cash advances written (b) (f)	$471,497	$219,267	$1,295,148	$551,189

Number of cash advances written (not in thousands):
By the Company	914,077	523,040	2,555,956	1,275,911
By third-party lenders (b) (d)	214,801	66,098	600,829	204,114

Aggregate number of cash advances written (b) (f)	1,128,878	589,138	3,156,785	1,480,025

Cash advance customer balances due (gross):
Owned by the Company (c)	$104,907	$72,563	$104,907	$72,563
Owned by third-party lenders (b) (d)	21,890	5,916	21,890	5,916

Aggregate cash advance customer balances due (gross) (b) (f)	$126,797	$78,479	$126,797	$78,479

CONSOLIDATED CASH ADVANCE PRODUCT SUMMARY (a) (b) (e):
Amount of cash advances written:
Funded by the Company	$361,841	$203,346	$1,007,283	$496,307
Funded by third-party lenders (b) (d)	175,942	91,961	478,274	255,668

Aggregate amount of cash advances written (b) (f)	$537,783	$295,307	$1,485,557	$751,975

Number of cash advances written (not in thousands):
By the Company	968,898	584,556	2,716,209	1,430,456
By third-party lenders (b) (d)	320,674	195,274	909,558	559,765

Aggregate number of cash advances written (b) (f)	1,289,572	779,830	3,625,767	1,990,221

Average amount per cash advance written (not in thousands):
Funded by the Company	$373	$348	$371	$347
Funded by third-party lenders (b) (d)	549	471	526	474

Aggregate average amount per cash advance (b) (f)	$417	$379	$410	$382

Cash advance customer balances due (gross):
Owned by the Company (c)	$113,710	$81,342	$113,710	$81,342
Owned by third-party lenders (b) (d)	31,069	16,390	31,069	16,390

Aggregate cash advance customer balances due (gross) (b) (f)	$144,779	$97,732	$144,779	$97,732

Total locations offering cash advances at end of period (excluding online lending)	730	710	730	710
Average total locations offering cash advances (excluding online lending)	726	708	722	712
Number of states with online lending at end of period	31	27	31	27
Number of countries with online lending at end of period	2	1	2	1
(Continued on Next Page)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
CHECK CASHING OPERATIONS (Mr. Payroll):
Centers in operation at end of year (not in thousands):
Company-owned locations	5	5	5	5
Franchised locations (b)	135	133	135	133

Combined centers in operations at end of year (b)	140	138	140	138

Revenue from Company-owned locations	$106	$126	$379	$442
Revenue from franchise royalties and other	561	582	1,902	1,949

Total revenue (c)	$667	$708	$2,281	$2,391

Face amount of checks cashed:
Company-owned locations	$7,902	$9,196	$25,724	$29,191
Franchised locations (b)	291,255	302,366	958,277	968,963

Combined face amount of checks cashed (b)	$299,157	$311,562	$984,001	$998,154

Fees collected from customers:
Company-owned locations (c)	$106	$124	$379	$442
Franchised locations (b)	3,968	4,140	13,544	13,774

Combined fees collected from customers (b)	$4,074	$4,264	$13,923	$14,216

Fees as a percentage of checks cashed:
Company-owned locations	1.3%	1.4%	1.5%	1.5%
Franchised locations (b)	1.4	1.4	1.4	1.4

Combined fees as a percentage of checks cashed (b)	1.4%	1.4%	1.4%	1.4%

Average check cashed (not in thousands):
Company-owned locations	$375	$379	$396	$400
Franchised locations (b)	416	402	442	426

Combined average check cashed (b)	$415	$401	$441	$425

(a)	Includes cash advance activities at the Company’s pawn lending locations.

(b)	Non-GAAP presentation. For informational purposes and to provide a greater understanding of the Company’s businesses. Management believes information provided with this level of detail is meaningful and useful in understanding the activities and business metrics of the Company’s operations.

(c)	Amounts recorded in the Company’s consolidated financial statements.

(d)	Cash advances written by third-party lenders that were arranged by the Company on behalf of the third-party lenders.

(e)	Includes cash advance activities at the Company’s cash advance storefront locations and through the Company’s internet distribution channel.

(f)	Includes (i) cash advances written by the Company, and (ii) cash advances written by third-party lenders that were arranged by the Company on behalf of the third-party lenders.

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
     In February 2007, FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits entities to choose, at specified election dates, to measure eligible items at fair value (the “fair value option”) and requires an entity to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Upfront costs and fees related to items for which the fair value option is elected shall be recognized in earnings as incurred and not deferred. SFAS 159 will be effective for fiscal years beginning after November 15, 2007. The Company does not expect SFAS 159 to have a material effect on the Company’s consolidated financial position or results of operations.

OVERVIEW
Components of Consolidated Net Revenue. Consolidated net revenue is total revenue reduced by the cost of merchandise sold in the period. It represents the income available to satisfy expenses and is the measure management uses to evaluate top line performance. The components of consolidated net revenue are pawn related net revenue, consisting of finance and service charges from pawn loans plus profit from the disposition of merchandise; cash advance fees and other revenue. Other revenue is comprised mostly of check cashing fees, but includes royalties and other revenue items. Growth in cash advance fees has increased the related contribution of the cash advance products to consolidated net revenue during the three and nine months ended September 30, 2007 compared to the same periods of 2006. The growth in cash advance fees is primarily attributable to higher average cash advance balances, the addition of new units and the addition of cash advances made over the internet beginning in mid-September 2006. Net revenue from pawn lending activities contributed 43.2% and 56.4% of net revenue for the three months ended September 30, 2007 and 2006; and 44.8% and 59.8% for the nine months ended September 30, 2007 and 2006, respectively. The following graphs show consolidated net revenue and depict the mix of the components of net revenue for the three and nine months ended September 30, 2007 and 2006:

Contribution to Increase in Net Revenue. The Company’s net revenue increased 45.3% and 47.2% for the three and nine months ended September 30, 2007 compared to the prior year same periods. Cash advance fees have contributed the majority of the increase primarily because of the acquisition in September 2006 and subsequent growth in revenue of a subsidiary offering cash advances over the internet. In addition, higher average balances owed by customers, and the growth and development of newly opened cash advance locations contributed to the increase. As illustrated below, these increases represented 86.8% and 86.6% of the Company’s overall increase in net revenue from the three and nine months ended September 30, 2006 to the three and nine months ended September 30, 2007 and 51.8% and 52.5% of the overall increase from the three and nine months ended September 30, 2005 to the three and nine months ended September 30, 2006. The increase in pawn-related net revenue in the aggregate, combined finance and service charges and profit from the disposition of merchandise, contributed 13.8% and 13.0% of the year over year increase in net revenue for the first three and nine months of 2007 compared to 43.4% of the growth in the same periods of 2006.
     While the percent of contribution to the growth in consolidated net revenue generated by pawn lending operations is a smaller percentage than the prior year, net revenue from pawn lending activities increased 11.1% and 10.3% for the three and nine month periods ended September 30, 2007 compared to the prior year. The disproportionate growth in net revenue from cash advance activities is mostly due to the inclusion of the operations of the online distribution channel acquired in September 2006 that were not in the full comparable periods through September 2006. These trends are depicted in the following graphs:

Quarter Ended September 30, 2007 Compared To Quarter Ended September 30, 2006
Consolidated Net Revenue. Consolidated net revenue increased $54.2 million, or 45.3%, to $173.8 million during the three months ended September 30, 2007 (the “current quarter”) from $119.6 million during the three months ended September 30, 2006 (the “prior year quarter”). The following table sets forth net revenue by operating segment for the three months ended September 30, 2007 and 2006 ($ in thousands):

	Three Months Ended September 30,
	2007	2006	Inc./(Dec.)
Cash advance operations — storefront	$36,075	$34,702	$1,373	4.0%
Cash advance operations — internet lending	49,867	3,623	46,244	127.6

Total cash advance operations	85,942	38,325	47,617	124.2
Pawn lending operations	87,058	80,255	6,803	8.5
Check cashing operations	819	1,056	(237)	(22.4)

Consolidated net revenue	$173,819	$119,636	$54,183	45.3%

     The components of consolidated net revenue are finance and service charges from pawn loans, which increased $2.0 million; profit from the disposition of merchandise, which increased $5.5 million; cash advance fees generated from pawn locations, cash advance locations and via the internet distribution channel, which increased $47.0 million; and combined segment revenue from check cashing fees, royalties and other, which decreased $343,000.
Finance and Service Charges. Finance and service charges from pawn loans increased $2.0 million, or 5.0%, from $39.4 million in the prior year quarter to $41.4 million in the current quarter. The increase is due primarily to higher year over year loan balances attributable to the increased amount of pawn loans written through existing and new locations added during 2006 and 2007. An increase in the average balance of pawn loans outstanding contributed $132,000 of the increase and the higher annualized yield, which is a function of the blend in permitted rates for fees and service charges on pawn loans in all operating locations of the Company of the pawn loan portfolio, contributed $1.9 million of the increase. In addition, the Company’s decision to reduce the maximum loan term from 90 days to 60 days in approximately 200 pawn locations caused an enhancement to loan yields as the average balance of loans outstanding declined and customer payments of finance and service charges occurred earlier than in prior periods.
     The average balances of pawn loans outstanding during the current quarter increased by $4.1 million, or 3.1%, compared to the prior year quarter. The increase was driven by a 3.9% increase in the average amount per loan outstanding that was partially offset by a 0.7% decrease in the average number of pawn loans outstanding during the current quarter. Management believes that the decrease in the average number of pawn loans outstanding could be related to the fact that higher advance rates on loans secured by gold collateral, such as jewelry, can allow customers to reduce the number of loans needed to achieve their needs.
     Pawn loan balances at September 30, 2007 were $136.7 million, which was 2.2% higher than at September 30, 2006. Annualized loan yield was 121.4% in the current quarter, compared to 119.3% in the prior year quarter. Same store pawn loan balances at September 30, 2007 were $0.7 million, or 0.5%, lower than at September 30, 2006, primarily due to the reduced maximum loan term in certain locations.

Profit from Disposition of Merchandise. Profit from disposition of merchandise represents the proceeds received from disposition of merchandise in excess of the cost of disposed merchandise. The following table summarizes the proceeds from disposition of merchandise and the related profit for the current quarter compared to the prior year quarter ($ in thousands):

	Three Months Ended September 30,
	2007			2006
	Merch-	Refined		Merch-	Refined
	andise	Gold	Total	andise	Gold	Total
Proceeds from dispositions	$61,483	$29,883	$91,366	$55,712	$18,714	$74,426
Profit on disposition	$24,848	$8,825	$33,673	$22,484	$5,661	$28,145
Profit margin	40.4%	29.5%	36.9%	40.4%	30.3%	37.8%
Percentage of total profit	73.8%	26.2%	100.0%	79.9%	20.1%	100.0%
     The total proceeds from disposition of merchandise and refined gold increased $16.9 million, or 22.8%, and the total profit from the disposition of merchandise and refined gold increased $5.5 million, or 19.6%. Overall gross profit margin decreased from 37.8% in the prior year quarter to 36.9% in the current quarter, primarily due to an increase in the proportionate share of lower profit margin refined gold sales than in the prior year quarter. Proceeds from disposition of merchandise (including jewelry sales), excluding refined gold, increased $5.8 million, or 10.4%, in the current quarter compared to the prior year quarter. Excluding the effect of the disposition of refined gold, the profit margin on the disposition of merchandise was 40.4% for both the current quarter and the prior year quarter. The profit margin on the disposition of refined gold decreased to 29.5% in the current quarter compared to 30.3% in the prior year quarter. The increase in gross profit dollars on the disposition of refined gold during the current quarter is primarily attributable to the 32% higher number of ounces of gold sold and a 20% higher price per ounce. Cost of goods sold increased as a result of a 24% rise in cost per ounce leading to a lower gross profit margin on refined gold compared to the prior year quarter.
     The higher level of retail sales activity and refined gold sales was supported by higher levels of merchandise available for disposition entering the current quarter and by the net addition of 20 pawn locations since September 30, 2006. The consolidated merchandise turnover rate was 2.5 times during the current quarter compared to 2.4 times during the prior year quarter. Management expects that profit margin on the disposition of merchandise in the near term will likely remain at or slightly below current levels mainly due to higher inventory levels and an increase in the percentage mix of refined gold sales, which typically have lower gross profit margins.
     The table below summarizes the age of merchandise held for disposition before valuation allowance of $2.1 million at September 30, 2007 and $2.0 million at September 30, 2006 ($ in thousands).

	2007		2006
	Amount	%	Amount	%
Merchandise held for 1 year or less —
Jewelry	$60,747	60.3%	$49,908	58.6%
Other merchandise	30,405	30.1	27,156	31.9

	91,152	90.4	77,064	90.5

Merchandise held for more than 1 year —
Jewelry	6,008	6.0	5,125	6.0
Other merchandise	3,709	3.6	3,010	3.5

	9,717	9.6	8,135	9.5

Total merchandise held for disposition	$100,869	100.0%	$85,199	100.0%

Cash Advance Fees. Cash advance fees increased $47.0 million, or 97.1%, to $95.4 million in the current quarter from $48.4 million in the prior year quarter. The increase in revenue from cash advance fees is predominately due to the increase in customers through the Company’s offering of the product through its online distribution channel, and to a lesser extent, the increase and growth of storefront locations. As of September 30, 2007, the cash advance products were available in 732 lending locations, including 431 pawnshops and 301 cash advance locations, and through the online distribution channel. Of these lending locations, 319 arrange for customers to obtain cash advance products from independent third-party lenders for a fee. Cash advance fees from same stores decreased $174,000, or 0.4%, to $44.0 million in the current quarter as compared to $44.1 million in the prior year quarter primarily due to significantly lower volumes in pawn lending locations that offer the cash advance product.
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
     The following table sets forth cash advance fees by operating segment for the three months ended September 30, 2007 and 2006 ($ in thousands):

	Three Months Ended September 30,
	2007	2006	Inc./(Dec.)
Cash advance operations — storefront	$34,249	$32,815	$1,434	4.4%
Cash advance operations — internet lending	49,867	3,623	46,244	1,276.4

Total cash advance operations	84,116	36,438	47,678	130.8
Pawn lending operations	11,301	11,963	(662)	(5.5)

Consolidated cash advance fees	$95,417	$48,401	$47,016	97.1%

     The amount of cash advances written increased by $242.5 million, or 82.1%, to $537.8 million in the current quarter from $295.3 million in the prior year quarter. Included in the amount of cash advances written in the current quarter and the prior year quarter were $175.9 million and $92.0 million, respectively, of cash advances extended to customers by third-party lenders. The average amount per cash advance increased to $417 from $379. The combined Company and third-party lender portfolios of cash advances generated $96.4 million in revenue during the current quarter compared to $50.0 million in the prior year quarter. The outstanding combined portfolio balance of cash advances increased $47.1 million, or 48.2%, to $144.8 million at September 30, 2007 from $97.7 million at September 30, 2006. Those amounts included $113.7 million and $81.3 million at September 30, 2007 and 2006, respectively, which are included in the Company’s consolidated balance sheets. An allowance for losses of $30.9 million and $11.1 million has been provided in the consolidated financial statements for September 30, 2007 and 2006, respectively, which is netted against the outstanding cash advance amounts on the Company’s consolidated balance sheets.

     The following table summarizes cash advances outstanding at September 30, 2007 and 2006 and contains certain non-Generally Accepted Accounting Principles (“non-GAAP”) measures with respect to the cash advances owned by third-party lenders that are not included in the Company’s consolidated balance sheets. The Company believes that presenting these non-GAAP measures is meaningful and necessary because management evaluates and measures the cash advance portfolio performance on an aggregate basis ($ in thousands).

	September 30,
	2007	2006
Funded by the Company (a)
Active cash advances and fees receivable	$69,005	$54,741
Cash advances and fees in collection	28,817	20,146

Total funded by the Company (a)	97,822	74,887

Funded by the third-party lenders (b) (c)
Active cash advances and fees receivable	31,069	17,072
Cash advances and fees in collection	15,888	5,773

Total funded by third-party lenders (b) (c)	46,957	22,845

Combined gross portfolio (b) (d)	144,779	97,732
Less: Elimination of cash advances owned by third-party lenders	31,069	16,390

Company-owned cash advances and fees receivable, gross	113,710	81,342
Less: Allowance for losses	30,925	11,089

Cash advances and fees receivable, net	$82,785	$70,253

Allowance for loss on Company-owned cash advances	$30,925	$11,089
Accrued losses on third-party lender owned cash advances	1,832	753

Combined allowance for losses and accrued third-party lender losses	$32,757	$11,842

Combined allowance for losses and accrued third-party lender losses as a % of combined gross portfolio (b)	22.6%	12.1%

(a)	Cash advances written by the Company in its pawn and cash advance locations and through the Company’s internet distribution channel.

(b)	Non-GAAP presentation. For informational purposes and to provide a greater understanding of the Company’s businesses. Management believes that information provided with this level of detail is meaningful and useful in understanding the activities and business metrics of the Company’s operations.

(c)	Cash advances written by third-party lenders that were arranged by the Company on behalf of the third-party lenders, all at the Company’s pawn and cash advance locations and through the Company’s internet distribution channel.

(d)	Includes (i) cash advances written by the Company, and (ii) cash advances written by third-party lenders that were arranged by the Company on behalf of the third-party lenders, all at the Company’s pawn and cash advance locations and through the Company’s internet distribution channel.
     Management anticipates continued growth in consolidated cash advance fees for the remainder of 2007, primarily due to increased consumer awareness and demand for the cash advance product, higher outstanding balances at September 30, 2007 compared to September 30, 2006, the continued growth of the internet distribution channel, the growth of balances from new units opened in 2006 and 2007, and additional planned openings in 2007.

Check Cashing Fees, Royalties and Other. Check cashing fees, royalties and other income from all segments decreased $343,000 to $3.3 million in the current quarter, or 9.3%, from $3.7 million in the prior year quarter primarily due to an increase in competition. The components of these fees are as follows (in thousands):

	Three Months Ended September 30,
	2007				2006
	Pawn	Cash	Check		Pawn	Cash	Check
	Lending	Advance	Cashing	Total	Lending	Advance	Cashing	Total
Check cashing fees	$148	$1,044	$106	$1,298	$127	$1,171	$125	$1,423
Royalties	134	—	692	826	161	¯	814	975
Other	416	782	21	1,219	455	716	117	1,288

	$698	$1,826	$819	$3,343	$743	$1,887	$1,056	$3,686

Operations Expenses. Consolidated operations expenses, as a percentage of total revenue, were 32.3% in the current quarter compared to 35.1% in the prior year quarter. These expenses increased $16.4 million, or 28.2%, in the current quarter compared to the prior year quarter. Pawn lending operating expenses increased $3.8 million, or 8.8%, to $47.0 million, primarily due to the net unit increase in pawn lending operations. The increase in operations expenses for the cash advance operations of $12.7 million, or 85.8%, is primarily attributable to the acquisition of a subsidiary that offers cash advances online, the net addition of cash advance locations and increased marketing and selling expenses.
     As a multi-unit operator in the consumer finance industry, the Company’s operations expenses are predominately related to personnel and occupancy expenses. Personnel expenses include base salary and wages, performance incentives, and benefits. Occupancy expenses include rent, property taxes, insurance, utilities, and maintenance. The combination of personnel and occupancy expenses represents 80.4% of total operations expenses in the current quarter and 85.3% in the prior year quarter. Other operations expenses increased $6.1 million, or 71.3%, primarily due to an increase of $5.5 million in marketing and selling expenses. The comparison is as follows ($ in thousands):

	Three Months Ended September 30,
	2007		2006
		% of		% of
	Amount	Revenue	Amount	Revenue
Personnel	$41,735	18.0%	$33,525	20.2%
Occupancy	18,279	7.9	16,168	9.7
Other	14,681	6.4	8,570	5.2

Total	$74,695	32.3%	$58,263	35.1%

Administration Expenses. Consolidated administration expenses, as a percentage of total revenue, were 7.1% in the current quarter compared to 8.2% in the prior year quarter. The increase in administration expenses was principally attributable to the acquisition of a subsidiary that offers cash advances online, increased staffing levels, annual salary adjustments and net unit additions. The components of administration expenses for the three months ended September 30, 2007 and 2006 are as follows ($ in thousands):

	Three Months Ended September 30,
	2007		2006
		% of		% of
	Amount	Revenue	Amount	Revenue
Personnel	$10,942	4.7%	$8,913	5.4%
Other	5,508	2.4	4,667	2.8

Total	$16,450	7.1%	$13,580	8.2%

Cash Advance Loss Provision. The Company maintains an allowance for losses on cash advances at a level projected to be adequate to absorb credit losses inherent in the outstanding combined cash advance portfolio. The cash advance loss provision is used to increase the allowance carried against the outstanding company owned cash advance portfolio as well as expected losses in the third-party lender-owned portfolios that the Company guarantees as of the end of the period. The allowance is based on historical trends in portfolio performance based on the status of the balance owed by the customer with the full amount of the customer’s obligations being completely reserved when they become 60 days past due. The cash advance loss provision was $43.6 million for the current quarter and $17.5 million for the prior year quarter. The loss provision reflected a $26.1 million increase, principally due to the acquisition of a subsidiary that offers cash advances online, driven by the higher volume of combined cash advances written and portfolio performance trends. The loss provision as a percentage of combined cash advances written increased to 8.1% in the current quarter from 5.9% in the prior year quarter while actual net charge-offs (charge-offs less recoveries) as a percentage of combined cash advances written were 8.3% in the current quarter compared to 4.8% in the prior year quarter. The loss provision as a percentage of cash advance fees increased to 45.7% in the current quarter from 36.2% in the prior year quarter. These increases are mostly attributable to a significant increase in cash advance receivable balances and the inclusion of the cash advance balance from online customers which carry a higher loss rate.
     On a sequential basis, the Company experienced an improvement in the loss metrics for its cash advance portfolio. The loss provision as a percent of cash advance fees declined from 48.7% in the second quarter of 2007 to 45.7% in the third quarter of 2007, and the loss provision as a percent of combined cash advances written decreased from 8.4% to 8.1%, respectively. This improvement in portfolio performance and loss rates is generally due to the seasoning of the online cash advance portfolio as the substantial increase in new customers (customers who had never used the product before, which have historically had the highest incidence of charge-offs) has moderated since the early stages of 2007.
     During the current period, the Company’s online distribution channel sold selected cash advances which had been previously written off. These sales generated proceeds of $1.4 million in the current period. Those proceeds were recorded as recoveries on losses previously charged to the allowance for losses.

     The following table summarizes the cash advance loss provision for the three months ended September 30, 2007 and 2006, respectively, and contains certain non-GAAP measures with respect to the cash advances written by third-party lenders that are not included in the Company’s consolidated balance sheets and related statistics. The Company believes that presenting these non-GAAP measures is meaningful and necessary because management evaluates and measures the cash advance portfolio performance on an aggregate basis including its evaluation of the loss provision for the Company-owned portfolio and the third-party lender-owned portfolio that the Company guarantees ($ in thousands).

	Three Months Ended
	September 30,
	2007	2006
Cash advance loss provision:
Loss provision on Company-owned cash advances	$43,604	$17,641
Loss provision on third-party owned cash advances	8	(138)

Combined cash advance loss provision	$43,612	$17,503

Charge-offs, net of recoveries	$44,854	$14,093

Cash advances written:
By the Company (a)	$361,841	$203,346
By third-party lenders (b) (c)	175,942	91,961

Combined cash advances written (b) (d)	$537,783	$295,307

Combined cash advance loss provision as a % of combined cash advances written (b)	8.1%	5.9%
Charge-offs (net of recoveries) as a % of combined cash advances written (b)	8.3%	4.8%

(a)	Cash advances written by the Company in its pawn and cash advance locations and through the Company’s internet distribution channel.

(b)	Non-GAAP presentation. For informational purposes and to provide a greater understanding of the Company’s businesses. Management believes that information provided with this level of detail is meaningful and useful in understanding the activities and business metrics of the Company’s operations.

(c)	Cash advances written by third-party lenders that were arranged by the Company on behalf of the third-party lenders, all at the Company’s pawn and cash advance locations and through the Company’s internet distribution channel.

(d)	Includes (i) cash advances written by the Company, and (ii) cash advances written by third-party lenders that were arranged by the Company on behalf of the third-party lenders, all at the Company’s pawn and cash advance locations and through the Company’s internet distribution channel.
Depreciation and Amortization. Depreciation and amortization expense as a percentage of total revenue was 3.6% in the current quarter and 4.2% in the prior year quarter. Total depreciation and amortization expense increased $1.3 million, or 19.0%, primarily due to the increase in operating locations and the amortization of certain intangible assets obtained in acquisitions. Management expects depreciation expense to increase in future periods as a result of future capital expenditures and continued remodeling of existing locations.
Interest Expense. Interest expense as a percentage of total revenue was 1.9% in both the current quarter and in the prior year quarter. Interest expense increased $1.2 million, or 38.5%, to $4.4 million in the current quarter as compared to $3.1 million in the prior year quarter. The increase was primarily due to the higher average floating interest rate borrowings ($140.2 million during the current quarter and $97.0 million during the prior year quarter) and the higher weighted average floating interest rate (6.5% during the current quarter compared to 6.3% during the prior year quarter) and the issuance in December 2006 of $60 million of senior unsecured long-term notes. The average amount of debt outstanding increased during the current quarter to $261.5 million from $179.2 million during the prior year quarter. This increase was primarily attributable to the acquisition of a subsidiary that offers online cash advances in the third quarter of 2006 and the first contingent earn-out payment funded in February 2007. The effective blended borrowing cost was 6.4% in the current quarter and 6.6% in the prior year quarter. In future periods management expects higher levels of debt largely due to the potential funding requirements of the CashNetUSA supplemental acquisition payments.

Interest Income. Interest income was $145,000 in the current quarter compared to $435,000 in the prior year quarter. The interest income is primarily from the two notes receivable denominated in Swedish kronor that the Company held in connection with its 2004 sale of its foreign pawn lending operations. The notes were sold in August 2007. Going forward, interest income will be significantly reduced compared to prior periods.
Foreign Currency Transaction Gain/Loss. The two Swedish kronor denominated notes were sold in August 2007. Exchange rate changes between the United States dollar and the Swedish kronor resulted in a net gain of $5,000 (net of a loss of $12,000 from foreign currency forward contracts) in the current quarter and $67,000 (including a gain of $6,000 from foreign currency forward contracts) in the prior year quarter. The foreign currency forward contracts totaling 68 million Swedish kronor (approximately $9.9 million at maturity) were established by the Company in 2005 to minimize the financial impact of currency market fluctuations.
Gain on Sale of Foreign Notes. In August 2007, the Company received gross proceeds in the amount of $16.8 million on the sale of notes receivable that it had received in 2004 as part of the proceeds from the sale of Svensk Pantbelåning, its former Swedish pawn lending subsidiary. In September 2004, the Company sold Svensk Pantbelåning to Rutland Partners, LLP for cash and two subordinated notes receivable. One of the notes receivable was convertible into approximately 27.7% of the parent company of Svensk Pantbelåning on a fully-diluted basis. In August 2007, Rutland Partners LLP sold Svensk Pantbelåning to a third party who also purchased the notes receivable from the Company. The Company’s total proceeds of $16.8 million represent $12.4 million in the repayment of principal and interest owed on notes receivable and $4.4 million for the value of its conversion rights under the convertible note. For the three months ended September 30, 2007, the Company recognized a pre-tax gain of approximately $6.3 million from the sale of the notes. Proceeds from the sale were used for general corporate purposes, including the repayment of debt and the repurchase of shares in the open market pursuant to an existing share repurchase authorization.
Income Taxes. The Company’s effective tax rate was 37.2% for the current quarter compared to 37.4% for the prior year quarter.
Nine Months Ended September 30, 2007 Compared To Nine Months Ended September 30, 2006
Consolidated Net Revenue. Consolidated net revenue increased $159.0 million, or 47.2%, to $495.9 million during the nine months ended September 30, 2007 (the “current period”) from $336.9 million during the nine months ended September 30, 2006 (the “prior year period”). The following table sets forth net revenue by operating segment for the nine months ended September 30, 2007 and 2006 ($ in thousands):

	Nine Months Ended September 30,
	2007	2006	Inc./(Dec.)
Cash advance operations — storefront	$103,012	$94,939	$8,073	8.5%
Cash advance operations — internet lending	134,234	3,623	130,611	3,605.1

Total cash advance operations	237,246	98,562	138,684	140.7
Pawn lending operations	255,800	235,249	20,551	8.7
Check cashing operations	2,817	3,080	(263)	(8.5)

Consolidated net revenue	$495,863	$336,891	$158,972	47.2%

     Higher revenue from the Company’s cash advance product, higher finance and service charges from pawn loans and higher profit from the disposition of merchandise accounted for the increase in net revenue.
     The components of consolidated net revenue are finance and service charges from pawn loans, which increased $8.0 million; profit from the disposition of merchandise, which increased $12.7 million; cash advance fees generated from pawn locations, cash advance locations and via the internet distribution channel, which increased $137.6 million; and combined segment revenue from check cashing fees, royalties and other, which increased $686,000.
Finance and Service Charges. Finance and service charges from pawn loans increased $8.0 million, or 7.3%, from $109.0 million in the prior year period to $117.0 million in the current period. The increase is primarily due to higher loan balances attributable to the increased amount of pawn loans written through existing and new locations added during 2006 and 2007. An increase in the average balance of pawn loans outstanding contributed $3.0 million of the increase and the higher annualized yield, which is a function of the blend in permitted rates for fees and service charges on pawn loans in all operating locations of the Company of the pawn loan portfolio, contributed $5.0 million of the increase. In addition, the Company’s decision to reduce the maximum loan term from 90 days to 60 days in approximately 200 pawn locations caused an enhancement to loan yields as the average balance of loans outstanding declined and customer payments of finance and service charges accrued earlier than in prior periods.
     The average balance of pawn loans outstanding during the current period increased by $7.7 million, or 6.6%, compared to the prior year period. The increase was driven by a 8.1% increase in the average amount per loan outstanding that was partially offset by a 1.4% decrease in the average number of pawn loans outstanding during the current period. Annualized loan yield was 124.1% in the current period, compared to 123.3% in the prior year period.
Profit from Disposition of Merchandise. Profit from disposition of merchandise represents the proceeds received from disposition of merchandise in excess of the cost of disposed merchandise. The following table summarizes the proceeds from disposition of merchandise and the related profit for the current period compared to the prior year period (dollars in thousands):

	Nine Months Ended September 30,
	2007			2006
	Merch-	Refined		Merch-	Refined
	andise	Gold	Total	andise	Gold	Total
Proceeds from dispositions	$196,571	$80,771	$277,342	$181,785	$52,387	$234,172
Profit on disposition	$79,872	$25,068	$104,940	$75,182	$17,081	$92,263
Profit margin	40.6%	31.0%	37.8%	41.4%	32.6%	39.4%
Percentage of total profit	76.1%	23.9%	100.0%	81.5%	18.5%	100.0%
     While the total proceeds from disposition of merchandise and refined gold increased $43.2 million, or 18.4%, the total profit from the disposition of merchandise and refined gold increased $12.7 million, or 13.7%, primarily due to higher levels of retail sales offset by lower gross profit margin on the disposition of refined gold. Overall gross profit margin decreased from 39.4% in the prior year period to 37.8% in the current period as the percentage of lower profit margin refined gold sales was higher than the prior year period which diluted overall margins slightly. In addition, excluding the effect of the disposition of refined gold, the profit margin on the disposition of merchandise (including jewelry sales) was 40.6% and 41.4% for the current period and the prior year period, respectively. The profit margin on the disposition of refined gold decreased to 31.0% in the current period compared to 32.6% in the prior year period primarily due to the increase in cost per ounce. The increase in gross profit dollars on the disposition of refined gold during the current quarter is primarily attributable to the 27% higher number of ounces of gold sold and a 22% higher price per ounce. Cost of goods sold increased as a result of a 28% rise in cost per ounce leading to a drop in the gross profit margin on refined gold compared to the prior year period. Proceeds from disposition of merchandise, excluding refined gold, increased $14.8 million, or 8.1%, in the current period compared to the prior year period.
     The higher level of retail sales activity was supported by higher levels of merchandise available for disposition entering the current period and by the net addition of 20 pawn locations since September 30, 2006. The consolidated merchandise turnover rate was 2.7 times during the current period compared to 2.6 times during the prior year period.
Cash Advance Fees. Cash advance fees increased $137.7 million, or 111.7%, to $260.9 million in the current period from $123.2 million in the prior year period. The increase was primarily due to the addition of the online distribution channel and, to a lesser extent, the growth and development of new cash advance units. Cash advance fees from same stores increased $4.8 million, or 4.1%, to $121.5 million in the current period as compared to $116.7 million in the prior year period.
     The following table sets forth cash advance fees by operating segment for the nine months ended September 30, 2007 and 2006 ($ in thousands):

	Nine Months Ended September 30,
	2007	2006	Increase
Cash advance operations — storefront	$95,240	$87,719	$7,521	8.5%
Cash advance operations — internet lending	134,229	3,623	130,606	3,604.9

Total cash advance operations	229,469	91,342	138,127	151.2
Pawn lending operations	31,411	31,893	(482)	(1.5)%

Consolidated cash advance fees	$260,880	$123,235	$137,645	111.7%

     The amount of cash advances written increased by $733.6 million, or 97.6%, to $1.5 billion in the current period from $752.0 million in the prior year period. Included in the amount of cash advances written in the current period and the prior year period were $478.3 million and $255.7 million, respectively, of cash advances extended to customers by third-party lenders. The average amount per cash advance increased to $410 from $382. The combined Company and third-party lender portfolios of cash advances generated $129.3 million in revenue during the current period compared to $122.9 million in the prior year period.
Check Cashing Fees, Royalties and Other. Check cashing fees, royalties and other income increased $686,000, or 5.5%, to $13.0 million in the current period, from $12.4 million in the prior year period, primarily due to expanded product offerings and their success in pawn locations and revenue growth in cash advance units. However, this growth has been partially inhibited by an increase in competition. The components of these fees are as follows (in thousands):

	Nine Months Ended September 30,
	2007				2006
	Pawn	Cash	Check		Pawn	Cash	Check
	Lending	Advance	Cashing	Total	Lending	Advance	Cashing	Total
Check cashing fees	$617	$4,620	$380	$5,617	$177	$4,792	$441	$5,410
Royalties	394	¯	2,381	2,775	466	¯	2,476	2,942
Other	1,427	3,157	56	4,640	1,403	2,428	163	3,994

	$2,438	$7,777	$2,817	$13,032	$2,046	$7,220	$3,080	$12,346

Operations Expenses. Consolidated operations expenses, as a percentage of total revenue, were 33.2% in the current period compared to 37.0% in the prior year period. These expenses increased $44.5 million, or 25.1%, in the current period compared to the prior year period. Pawn lending operating expenses increased $8.5 million, or 6.4%, primarily due to higher personnel costs and increased occupancy expenses partly due to the net increase of 20 pawnshop locations since September 30, 2006, and an increase in store level incentives. Cash advance operating expenses increased $36.0 million, or 81.9%, primarily as a result of the acquisition of a subsidiary that offers cash advances online. The increase in other operations expenses was primarily due to the increase in marketing and selling expenses.

     The combination of personnel and occupancy expenses represents 79.0% of total operations expenses in the current period and 84.6% in the prior year period. Other operations expenses increased $19.2 million, or 70.4%, primarily due to an increase of $17.0 million in marketing and selling expenses. The comparison is as follows ($ in thousands):

	Nine Months Ended September 30,
	2007		2006
		% of		% of
	Amount	Revenue	Amount	Revenue
Personnel	$122,092	18.3%	$101,791	21.3%
Occupancy	53,057	7.9	48,080	10.0
Other	46,523	7.0	27,307	5.7

Total	$221,672	33.2%	$177,178	37.0%

Administration Expenses. Consolidated administration expenses, as a percentage of total revenue, were 6.6% in the current period compared to 8.5% in the prior year period. The components of administration expenses for the nine months ended September 30, 2007 and 2006 are as follows ($ in thousands):

	Nine Months Ended September 30,
	2007		2006
		% of		% of
	Amount	Revenue	Amount	Revenue
Personnel	$28,987	4.3%	$27,289	5.7%
Other	14,989	2.3	13,158	2.8

Total	$43,976	6.6%	$40,447	8.5%

     Periodically the Company evaluates its reserves for health and workers’ compensation benefits. During the current period, the Company adjusted reserves downward consistent with past practices which reduced the administrative expenses in the current period. Before the reduction in personnel expense from these credits, the increase in administration expenses was principally attributable to the acquisition of a subsidiary that offers cash advances online, increased staffing levels, annual salary adjustments and net unit additions.
Cash Advance Loss Provision. The cash advance loss provision was $118.7 million for the current period and $32.7 million for the prior year period. The loss provision reflected an $86.0 million increase, principally due to the acquisition of a subsidiary that offers cash advances online, driven by the higher volume of combined cash advances written and portfolio performance trends. The loss provision as a percentage of combined cash advances written increased to 8.0% in the current period from 4.4% in the prior year period while actual net charge-offs (charge-offs less recoveries) as a percentage of combined cash advances written were 7.2% in the current period compared to 3.7% in the prior year period. The loss provision as a percentage of cash advance fees increased to 45.5% in the current period from 26.6% in the prior year period. These increases are mostly attributable to a significant increase in cash advance receivable balances and the inclusion of the cash advance balance from online customers which carry a higher loss rate.

     During the current period, the Company’s online distribution channel sold selected cash advances which had been previously written off. These sales generated proceeds of $3.5 million. Included in this amount was $2.6 million related to loans originated after the acquisition of the online distribution channel. Those proceeds were recorded as recoveries on losses previously charged to the allowance for losses.
     The following table summarizes the cash advance loss provision for the nine months ended September 30, 2007 and 2006 ($ in thousands):

	Nine Months Ended
	September 30,
	2007	2006

Cash advance loss provision:
Loss provision on Company-owned cash advances	$118,011	$32,859
Loss provision on third-party owned cash advances	677	(121)

Combined cash advance loss provision	$118,688	$32,738

Charge-offs, net of recoveries	$106,599	$28,079

Cash advances written:
By the Company (a)	$1,007,283	$496,307
By third-party lenders (b) (c)	478,274	255,668

Combined cash advances written (b) (d)	$1,485,557	$751,975

Combined cash advance loss provision as a % of combined cash advances written (b)	8.0%	4.4%
Charge-offs (net of recoveries) as a % of combined cash advances written (b)	7.2%	3.7%

(a)	Cash advances written by the Company in its pawn and cash advance locations and through the Company’s internet distribution channel.

(b)	Non-GAAP presentation. For informational purposes and to provide a greater understanding of the Company’s businesses. Management believes that information provided with this level of detail is meaningful and useful in understanding the activities and business metrics of the Company’s operations.

(c)	Cash advances written by third-party lenders that were arranged by the Company on behalf of the third-party lenders, all at the Company’s pawn and cash advance locations and through the Company’s internet distribution channel.

(d)	Includes (i) cash advances written by the Company, and (ii) cash advances written by third-party lenders that were arranged by the Company on behalf of the third-party lenders, all at the Company’s pawn and cash advance locations and through the Company’s internet distribution channel.
Depreciation and Amortization. Depreciation and amortization expense as a percentage of total revenue was 3.5% in the current period and 4.1% in the prior year period. Total depreciation and amortization expense increased $3.9 million, or 19.7%, primarily due to the increase in operating locations and the amortization of certain intangible assets obtained in acquisitions.
Interest Expense. Interest expense as a percentage of total revenue was 1.8% in the current period and 1.7% in the prior year period. Interest expense increased $4.1 million, or 51.3%, to $12.1 million in the current period as compared to $8.0 million in the prior year period. The increase was primarily due to the higher average floating interest rate borrowings ($105.7 million during the current period and $61.9 million during the prior year period) and the higher weighted average floating interest rate (6.4% during the current period compared to 6.0% during the prior year period) and the issuance in December 2006 of $60 million of senior unsecured long-term notes. The average amount of debt outstanding increased during the current period to $235.6 million from $149.7 million during the prior year period primarily attributable to the acquisition of CashNetUSA in the third quarter of 2006 and the first contingent earn-out payment funded in February 2007. The effective blended borrowing cost was 6.5% in the current period and 6.7% in the prior year period.
Interest Income. Interest income was $1.0 million in the current period compared to $1.2 million in the prior year period. The interest income is primarily from the two notes receivable denominated in Swedish kronor that the Company held in connection with its 2004 sale of its foreign pawn lending operations, which were sold in August 2007.

Foreign Currency Transaction Gain/Loss. Exchange rate changes between the United States dollar and the Swedish kronor resulted in a net gain of $63,000 (including a gain of $52,000 from foreign currency forward contracts) in the current period and $245,000 (net of a loss of $469,000 from foreign currency forward contracts) in the prior year period.
Gain on Sale of Foreign Notes. The Company received gross proceeds in the amount of $16.8 million on the sale of notes receivable that it had received in 2004 as part of the proceeds from its sale of Svensk Pantbelåning, its former Swedish pawn lending subsidiary. In September 2004, the Company sold Svensk Pantbelåning to Rutland Partners LLP, for cash and two subordinated notes receivable. One of the notes receivable was convertible into approximately 27.7% of the parent company of Svensk Pantbelåning on a fully-diluted basis. In August 2007, Rutland Partners LLP sold Svensk Pantbelåning to a third party who also purchased the notes receivable from the Company. The Company’s total proceeds of $16.8 million represent $12.4 million in the repayment of principal and interest owed on notes receivable and $4.4 million for the value of its conversion rights under the convertible note. For the three months ended September 30, 2007, the Company recognized a pre-tax gain of approximately $6.3 million from the sale of the notes. Proceeds from the sale were used for general corporate purposes, including the repayment of debt and the repurchase of shares in the open market pursuant to an existing share repurchase authorization.
Gain from Termination of Contract. In the prior year, the Company entered into an agreement with a landlord of a lending location to terminate the lease and vacate the property for $2.2 million ($1.4 million net of related taxes) which was recognized as a gain in that period.
Income Taxes. The Company’s effective tax rate was 36.1% for the current period compared to 37.0% for the prior year period. The decrease in the effective tax rate was primarily attributable to a decrease in state and local income taxes, including a $1.1 million one-time deferred Texas margin tax credit, net of the federal income tax effect of the credit. This credit resulted from a change in Texas law enacted during the second quarter of 2007. Excluding the effect of the one-time Texas deferred tax benefit, the effective tax rate for the current period would have been 37.5%.
LIQUIDITY AND CAPITAL RESOURCES

     The Company’s cash flows and other key indicators of liquidity are summarized as follows ($ in thousands):

	Nine Months Ended
	September 30,
	2007	2006
Operating activities cash flows	$190,959	$105,751
Investing activities cash flows:
Pawn loans	$(21,080)	$(28,457)
Cash advances	(119,982)	(42,315)
Acquisitions	(38,564)	(48,931)
Property and equipment additions	(48,883)	(32,004)
Proceeds from property insurance	1,316	1,247
Proceeds from termination of contract	—	2,198
Proceeds from sale of foreign notes	16,529	—
Financing activities cash flows	$20,398	$53,900
Working capital	$282,205	$288,692
Current ratio	3.2x	4.7x
Merchandise turnover	2.7x	2.6x
Cash flows from operating activities. Net cash provided by operating activities was $191.0 million for the current period. Net cash generated from the Company’s pawn lending operations, cash advance operations and check cashing operations were $52.9 million, $137.4 million and $743,000, respectively. The improvement in cash flows from operating activities in the current period as compared to the prior year period was primarily due to the improvement in results of the pawn lending operations, the continued growth of a subsidiary that offers cash advances online and to the development of cash advance locations opened in recent periods.
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
Cash flows from investing activities. The Company’s pawn lending activities used cash of $21.1 million and cash advance activities used cash of $120.0 million during the current period. The Company also invested $48.9 million in property and equipment, including $14.5 million for the development of a new point-of-sale system and $34.4 million for the establishment of new locations, the remodeling of certain locations, as well as development and enhancements to communications and information systems.
     During the nine months ended September 30, 2007, the Company’s acquisition of the assets of pawnshops used cash of $3.7 million. Additionally, during the period, the Company made the first supplemental payment of $33.8 million and paid other acquisition costs of approximately $1.1 million in connection with the acquisition of substantially all of the assets of The Check Giant LLC (“TCG”). To the extent that the defined multiple of consolidated earnings attributable to the business acquired from TCG exceeds the total amounts paid through the supplemental payment measurement dates, as defined in the asset purchase agreement, the Company will make additional payments to the sellers. As of September 30, 2007, the Company has accrued to accounts payable approximately $43.3 million for this payment based on the defined multiple of trailing twelve months earnings through September 30, 2007, expected to be paid in cash in November 2007. The next measurement date will be March 31, 2008.
     During the nine months ended September 30, 2007, the Company received gross proceeds in the amount of $16.8 million on the sale of notes receivable that it had received in 2004 as part of the proceeds from its sale of Svensk Pantbelåning, its former Swedish pawn lending subsidiary. In September 2004, the Company sold Svensk Pantbelåning to Rutland Partners LLP, for cash and two subordinated notes receivable. One of the notes receivable was convertible into approximately 27.7% of the parent company of Svensk Pantbelåning on a fully-diluted basis. In August 2007, Rutland Partners LLP sold Svensk Pantbelåning to a third party who also purchased the notes receivable from the Company. The Company’s total proceeds of $16.8 million represent $12.4 million in the repayment of principal and interest owed on notes receivable and $4.4 million for the value of its conversion rights under the convertible note. For the three months ended September 30, 2007, the Company recognized a pre-tax gain of approximately $6.3 million from the sale of the notes. Proceeds from the sale were used for general corporate purposes, including the repayment of debt and the repurchase of shares in the open market pursuant to an existing share repurchase authorization.
     Management anticipates that capital expenditures for the remainder of 2007 will be approximately $10 to $15 million primarily for the establishment of approximately three to ten combined total of new cash advance-only locations and pawnshops, for the remodeling of selected operating units, and for the continuing development and enhancements to communications and information systems. The additional capital required to make supplemental acquisition payments related to the CashNetUSA acquisition and to pursue other acquisition opportunities is not included in the estimate of capital expenditures because of the uncertainties surrounding such payments or any potential transaction of this nature at this time.
Cash flows from financing activities. During the current period, the Company borrowed $61.3 million under its bank lines of credit. The Company reduced the balance owed on its senior unsecured notes by

$16.8 million through the scheduled principal payments. Additional uses of cash included $3.1 million for dividends paid. On April 20, 2005, the Board of Directors authorized the Company’s repurchase of up to a total of 1,500,000 shares of its common stock (the “2005 authorization”). Management expects to purchase shares of the Company from time to time in the open market, and funding will come from operating cash flow. During the nine months ended September 30, 2007, 617,600 shares were purchased for an aggregate amount of $21.9 million. In addition, 9,650 shares were acquired as partial payments of taxes for shares issued under stock-based compensation plans for an aggregate amount of $403,000. During the current period, stock options for 67,154 shares were exercised by a member of the board of directors and generated $1.9 million of additional equity. At its regularly scheduled meeting of its Board of Directors on October 24, 2007, the Board established a new authorization for the repurchase of shares in the amount of 1,500,000 and ended the 2005 authorization.
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
     Management believes that the borrowings available ($104.2 million at September 30, 2007) under the credit facilities, cash generated from operations and current working capital of $282.2 million should be sufficient to meet the Company’s anticipated capital requirements for the foreseeable future.

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
     Under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, management of the Company has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of September 30, 2007 (“Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective (i) to ensure that information required to be disclosed in reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms; and (ii) to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.
     There was no change in the Company’s internal control over financial reporting during the quarter ended September 30, 2007, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
     (c) The following table provides the information with respect to purchases made by the Company of shares of its common stock during each of the months in the first nine months of 2007:

				Total Number of	Maximum Number
	Total Number		Average	Shares Purchased as	of Shares that May
	of Shares		Price Paid	Part of Publicly	Yet Be Purchased
Period	Purchased		Per Share	Announced Plan	Under the Plan (1)
January 1 to January 31	3,025	(2)	$40.86	—	1,064,700
February 1 to February 28	32,745	(3)	42.81	25,000	1,039,700
March 1 to March 31	30,336	(4)	39.70	30,000	1,009,700
April 1 to April 30	325	(4)	42.43	—	1,009,700
May 1 to May 31	35,418	(4)	41.68	35,000	974,700
June 1 to June 30	62,185	(4)	40.47	61,900	912,800
July 1 to July 31	20,168	(5)	37.26	20,000	892,800
August 1 to August 31	396,183	(5)	33.07	395,700	497,100
September 1 to September 30	50,617	(5)	34.44	50,000	447,100

Total	631,002		$35.39	617,600

(1)	On April 20, 2005, the Board of Directors authorized the Company’s repurchase of up to a total of 1,500,000 shares of its common stock. On October 24, 2007, the Board established a new authorization for the repurchase of up to a total of 1,500,000 shares of its common stock and ended the 2005 authorization.

(2)	Includes 173 shares purchased on behalf of participants relating to the Company’s Non-Qualified Savings Plan and 2,852 shares received as partial tax payments for shares issued under stock-based compensation plans.

(3)	Includes 947 shares purchased on behalf of participants relating to the Company’s Non-Qualified Savings Plan and 6,798 shares received as partial tax payments for shares issued under stock-based compensation plans.

(4)	Include shares purchased on behalf of participants relating to the Company’s Non-Qualified Savings Plan of 325, 418, and 285 shares for the months of March, April, May and June, respectively.

(5)	Include shares purchased on behalf of participants relating to the Company’s Non-Qualified Savings Plan of 168, 483, and 617 shares for the months of July, August and September, respectively.

Item 6.	Exhibits
31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CASH AMERICA INTERNATIONAL, INC. (Registrant)
By:	/s/ Thomas A. Bessant, Jr.
Thomas A. Bessant, Jr.
Executive Vice President and Chief Financial Officer
Date: October 26, 2007