Form 10-K
period 2007-12-31
CASH AMERICA INTERNATIONAL INC
filed 2008-02-29
CIK 807884

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
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
Common Stock Purchase Rights
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑    No ☐
     Indicate by check if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑   No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☑
     The aggregate market value of 28,276,919 shares of the registrant’s Common Stock held by non-affiliates on June 30, 2007 was approximately $1,121,180,000.
     At February 14, 2008 there were 29,209,689 shares of the registrant’s Common Stock, $.10 par value, issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
          Portions of the Registrant’s definitive Proxy Statement pertaining to the 2008 Annual Meeting of Shareholders are incorporated herein by reference into PART III of this Form 10-K.

CASH AMERICA INTERNATIONAL, INC.
YEAR ENDED DECEMBER 31, 2007

PART I
ITEM 1. BUSINESS
General
     Cash America International, Inc. (the “Company”) provides pawn loans, short-term cash advances, check cashing services and other specialty financial services to individuals. The Company also sells merchandise in its pawnshops, primarily personal property that has been forfeited in connection with its pawn lending operations.
     The Company was incorporated in 1984 to engage in the business of owning and operating pawnshops. Since its formation, the Company has significantly broadened the scale and geographic scope of its pawn operations so that, as of December 31, 2007, it was the nation’s largest provider of pawn loans and, it believes, is the largest operator of pawnshops in the world. The Company also has expanded its financial services offerings by offering cash advances and other specialty financial services.
     As of December 31, 2007, the Company operated 499 pawnshops in 22 states (including 14 pawnshops that are franchises). Most of the Company’s pawnshops operate under the “Cash America” trade name; 44 pawnshops (located in Arizona, California, Nevada and Washington) operate under the “SuperPawn” trade name.
     The Company offers unsecured cash advances through 431 of its pawnshops, in 87 standalone Cash America Payday Advance locations, in 217 locations operated by its wholly-owned subsidiary Cashland Financial Services, Inc. under the “Cashland” trade name, and, since September 2006, over the internet under the trade name “CashNetUSA” at www.cashnetusa.com in the United States. In July 2007, the Company began offering short-term unsecured loans to customers who reside throughout the United Kingdom through its internet platform under the trade name “QuickQuid” at www.quickquid.co.uk.
     Through its wholly-owned subsidiary Mr. Payroll Corporation (“Mr. Payroll”), the Company offers check cashing services through 134 franchised and five company-owned check cashing centers. Many of the Company’s pawn and cash advance locations also offer check cashing services and other retail financial services such as stored value cards, money orders and money transfers.
     Since its inception, the Company has grown by acquiring existing pawnshops and establishing new ones in locations that can benefit from its centralized management and standardized operations. The Company has pursued a similar strategy for acquiring and establishing cash advance locations since 2003. With both pawnshops and cash advance locations, the Company seeks to increase its share of the consumer loan business and concentrate multiple lending locations in regional and local markets in order to expand market penetration, enhance name recognition and reinforce marketing programs. The Company intends to continue this strategy for acquiring and establishing new lending locations, and intends to offer new products and services at its physical lending locations in order to meet the growing financial services needs of its customers.
     The Company began offering cash advances online with its acquisition of CashNetUSA in September 2006. The Company is also actively exploring strategies to increase and enhance its online presence, with the goal of becoming the premier online cash advance provider. The Company also intends to offer new products and services that complement its specialty financial services and to meet the growing financial services needs of its customers both at its physical lending locations and online.
     Recent Developments.
     On September 15, 2006, the Company, through its wholly-owned subsidiary Cash America Net Holdings, LLC, purchased substantially all of the assets of The Check Giant, LLC (“TCG”), which offered short-term cash advances over the internet under the name “CashNetUSA” for an initial purchase price of approximately $35.9 million in cash and transaction costs of approximately $2.9 million. The Company also agreed to pay up to five supplemental earn-out payments during the two year period after the closing. The amount of each supplemental payment will be based on a multiple of earnings attributable to CashNetUSA’s business for the twelve months preceding the date of determining each scheduled supplemental payment, as described more fully in the asset purchase agreement, and will be reduced by amounts previously paid. The supplemental payments are to be paid in cash within 45 days of the measurement date; the Company may, however, at its option pay up to 25% of each supplemental payment in shares of its common stock based on an average share price value as of the measurement date. Management expects all of these supplemental payments will be accounted for as goodwill. Through December 31, 2007, the Company had made two supplemental payments. The first supplemental payment of approximately $33.8 million, which was paid in cash in February 2007, was determined as of December 31, 2006. A second payment of approximately $43.4 million was paid in cash in November 2007 and was determined as of September 30, 2007. Each payment reflected adjustments for amounts previously paid. The operating results of CashNetUSA have been included in the Company’s consolidated financial statements from the date of acquisition.
     In August 2007, the Company received gross proceeds in the amount of $16.8 million on the sale of notes receivable that it had received in 2004 as part of the proceeds from its sale of Svensk Pantbelåning, its former Swedish pawn lending subsidiary. In September 2004, the Company sold Svensk Pantbelåning to Rutland Partners LLP for cash and two subordinated notes receivable. One of the notes receivable was convertible into approximately 27.7% of the parent company of Svensk Pantbelåning on a fully-diluted basis. In August 2007, Rutland Partners LLP sold Svensk Pantbelåning to a third party who also purchased the notes receivable from the Company. The Company’s total proceeds of $16.8 million represent $12.4 million in the repayment of principal, including $0.3 million of accrued interest owed on notes receivable and $4.4 million for the value of its conversion rights under the convertible note. For the year ended December 31, 2007, the Company recognized a pre-tax gain of approximately $6.3 million from the sale of the notes and related rights.
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
Pawn Lending and Merchandise Disposition Activities
     Pawnshops are convenient sources of consumer loans. They also sell previously-owned merchandise acquired from customers who do not redeem their pawned goods or purchased directly from customers. A pawnshop may also sell items purchased from third-party vendors.
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

     The Company relies on the disposition of pawned property to recover the principal amount of an unpaid pawn loan, plus a yield on the investment. It does not have recourse against the customer for the loan. As a result, the customer’s creditworthiness is not a factor in the loan decision, and a decision not to redeem pawned property does not affect the customer’s personal credit status. Goods pledged to secure pawn loans are generally tangible personal property such as jewelry, tools, televisions and stereos, musical instruments, firearms, and other miscellaneous items. (Pawn transactions can also take the form of a “buy-sell agreement” involving the actual sale of the property by the customer to the pawnshop with the customer retaining an option to repurchase the property. Pledge and buy-sell transactions are referred to throughout this report as “pawn loans.”)
     The Company contracts for a finance and service charge to compensate it for the use of the funds loaned. The finance and service charge is typically calculated as a percentage of the pawn loan amount based on the size and duration of the transaction, in a manner similar to which interest is charged on a bank loan, and generally ranges from 12% to 300% annually, as permitted by applicable state pawnshop laws. These finance and service charges contributed approximately 17.3% of the Company’s total revenue in 2007, 21.5% in 2006 and 23.5% in 2005. The amounts of these charges are disclosed to the customer on the pawn ticket.
     The pawn ticket also sets forth, among other items: the name and address of the pawnshop and the customer; the customer’s identification number from his or her driver’s license or other approved identification; the loan date; the identification and description of the pledged goods, including applicable serial numbers; the amount financed; the maturity date; the total amount that must be paid to redeem the pledged goods on the maturity date; and the annual percentage rate.
     The Company sets the amount of a pawn loan generally as a percentage of the pledged personal property’s estimated disposition value. The Company relies on many sources to determine the estimated disposition value, including its proprietary automated product valuation system, catalogs, “blue books,” newspapers, internet research and its (or its employees’) experience in disposing of similar items of merchandise in particular pawnshops. The Company does not use a standard or mandated percentage of estimated disposition value in determining the loan amount. Instead, its employees may set the percentage for a particular item and determine whether the item’s disposition, if it is forfeited to the pawnshop, would yield a profit margin consistent with the Company’s historical experience with similar items. The Company holds the pledged property through the term of the loan, which, unless earlier repaid, renewed or extended, is generally one month plus an additional period (typically 30-60 days) for the customer to redeem his merchandise by paying off the loan and all accrued charges. A majority of the Company’s pawn loans are either paid in full with accrued finance and service charges or are renewed or extended by the customer’s payment of accrued finance and service charges. If a customer does not repay, renew or extend his loan, the unredeemed collateral is forfeited to the Company and becomes merchandise available for disposition through the Company’s pawnshops, wholesale sources, internet sales or through a major gold bullion bank. The Company does not record pawn loan losses or charge-offs because the amount advanced becomes the carrying cost of the forfeited collateral that is to be recovered through the merchandise disposition function described below.
     The recovery of the amount advanced and the realization of a profit on the disposition of merchandise depends on the Company’s initial assessment of the property’s estimated disposition value when the pawn loan is made. While the Company has historically realized profits when disposing of merchandise, the improper assessment of the disposition value could result in the disposition of the merchandise for an amount less than the loan amount. For 2007, 2006 and 2005, the Company experienced profit margins on disposition of merchandise of 37.8%, 38.7% and 38.8%, respectively. Changes in gold prices generally will also increase or decrease the disposition value of jewelry items acquired in pawn transactions and could enhance or adversely affect the Company’s profit or recovery of the carrying cost of the acquired collateral.

     At December 31, 2007, the Company had approximately 1.2 million outstanding pawn loans totaling $137.3 million, with an average of approximately $116 per loan outstanding.
     Presented below is information with respect to pawn loans made, acquired, and forfeited for the pawn lending operations for the years ended December 31, 2007, 2006 and 2005 ($ in thousands):

	2007	2006	2005
Loans made, including loans renewed	$514,797	$474,046	$438,955
Loans acquired	607	4,365	3,631
Loans repaid	(218,920)	(210,177)	(202,015)
Loans renewed	(79,751)	(78,942)	(77,878)
Loans forfeited for disposition	(206,798)	(177,188)	(156,766)

Net increase in pawn loans outstanding	$9,935	$12,104	$5,927

     Merchandise Disposition Activities. The Company sells merchandise that pawn customers forfeit when they do not repay or renew their pawn loans. The Company sells most of this merchandise at its pawnshops, but also disposes of some items through wholesale sources, over the internet, or, in the case of some gold jewelry, through a major gold bullion bank. Its pawnshops also sell used goods purchased from the general public and some new merchandise, principally accessory merchandise that complements and enhances the marketability of items such as tools, consumer electronics and jewelry. For the year ended December 31, 2007, $257.9 million of merchandise was added to merchandise held for disposition, of which $206.8 million was from loans not repaid, $50.6 million was purchased from customers and vendors, and $0.4 million was added through acquisitions of pawnshops. Proceeds from disposition of merchandise contributed 42.7% of the Company’s total revenue in 2007, 48.1% in 2006 and 50.4% in 2005.
     While the Company offers refunds and exchanges for certain merchandise items, it does not provide its customers with express warranties on used merchandise. Customers may purchase merchandise on a layaway plan under which the customer makes an initial cash deposit representing a small portion of the disposition price and pays the balance in regularly scheduled, non-interest bearing payments. The Company segregates the layaway item and holds it until the customer has paid the full disposition price. If the customer fails to make a required payment, the item is placed with the other merchandise held for disposition. At December 31, 2007, the Company held approximately $7.9 million in customer layaway deposits.
     The Company provides an allowance for valuation and shrinkage of its merchandise. The amount of this allowance is based on management’s evaluation of factors such as historical shrinkage and the quantity, composition and age of merchandise on hand. At December 31, 2007, total pawn operations merchandise on hand was $98.1 million, after deducting an allowance for valuation and shrinkage of merchandise of $2.0 million.
Cash Advance Activities
     The Company’s cash advance products are generally offered as single payment cash advance loans. These loans generally have a loan term of seven to 45 days and are generally payable on the customer’s next payday. The Company originates cash advances in some of its locations and arranges for customers to obtain cash advances from independent third-party lenders in others. The Company also offers cash advances over the internet under the name CashNetUSA in the United States and under the name QuickQuid in the United Kingdom.
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
     The Company offers cash advances in which it lends its own funds and cash advances originated by independent third-party lenders under a program in which the Company acts as a credit services organization on behalf of consumers in accordance with applicable state laws (the “CSO program”). Credit services that the Company provides to its customers under the CSO program include arranging loans with independent third-party lenders, assisting in the preparation of loan applications and loan documents, and accepting loan payments at the location where the loans were arranged. For the customer who obtains a loan from a third-party lender through the CSO program, the Company also, as part of its credit services, guarantees, on behalf of the customer, the customer’s payment obligations to the third-party lender. A customer who obtains a loan through the CSO program pays the Company a fee for the credit services, including the guaranty, and enters into a contract with the Company governing the credit services arrangement. Losses on cash advances acquired by the Company as a result of its guaranty obligations are the responsibility of the Company. As of December 31, 2007, the CSO program was offered in Texas and Florida. The Company discontinued the CSO program in Michigan in February 2007, and has since offered only cash advances underwritten by the Company to customers in that state. In January 2008, the Company began offering a CSO program in the state of Maryland through its online platform.
     The Company offers short-term unsecured cash advances in many of its pawnshops, in standalone Cash America Payday Advance and Cashland locations, and, since its acquisition of CashNetUSA in September 2006, over the internet. As of December 31, 2007, a cash advance product was available in 735 total locations, including 431 pawnshop locations and 304 standalone cash advance locations, and the internet lending operations had cash advances outstanding in 32 states and in the United Kingdom. Cash advance products offered under the CSO program were available at 319 locations and through the CashNetUSA website. Although cash advance transactions may take the form of loans or deferred check deposit transactions, this report refers to cash advances originated both by the Company and by third-party lenders under the CSO program as “cash advances” for convenience. Cash advance fees earned by the Company contributed approximately 38.2% of the Company’s total revenue in 2007, 28.1% in 2006 and 23.8% in 2005.
     If the Company collects a delinquent amount that exceeds the amount it has acquired as a result of its guaranty to third-party lenders, the Company is entitled to the excess when collected. Since the Company may not succeed in collecting all of its delinquent accounts, it records an accrual for amounts estimated to be adequate to absorb credit losses from cash advances in the aggregate cash advance portfolio, including those it expects to acquire as a result of its guaranty obligations. As of December 31, 2007, $148.4 million of combined gross cash advances was outstanding, including $34.6 million owned by the third-party lenders that is not included in the Company’s consolidated balance sheet. An allowance for losses of $25.7 million has been provided in the consolidated financial statements. The Company also provided accrued losses for third-party owned portfolios of $1.8 million at December 31, 2007, which is included in “Accounts payable and accrued expenses” in the accompanying consolidated balance sheet. See Item 8. Financial Statements and Supplementary Data, Note 4 of “Notes to Consolidated Financial Statements.”

     Presented below is information with respect to the cash advance product for the years ended December 31, 2007, 2006 and 2005:

	2007	2006	2005
Locations offering cash advances at end of year	735	718	727
On behalf of the Company	416	406	352
On behalf of the third-party lenders	319	314	340
On behalf of both the Company and the third-party lenders	—	—	35
Amount of cash advances written (in thousands)	$2,024,927	$1,177,763	$930,335
On behalf of the Company	$1,370,167	$817,186	$573,916
On behalf of the third-party lenders	$654,760	$360,577	$356,419
Amount of cash advances assigned by the third-party lenders (in thousands)	$93,611	$33,760	$67,555
Average cash advance amount written	$413	$381	$359
Check Cashing and Other Services
     The Company provides check cashing and other financial services through its Mr. Payroll and Cashland subsidiaries and through many of its pawnshop and payday advance locations. Other financial services include the sale of stored value cards, money orders, money transfers and auto insurance, among others. As of December 31, 2007, Mr. Payroll’s operations consisted of 134 franchised and five company-owned check cashing centers in 18 states. Each Mr. Payroll franchisee pays royalties to Mr. Payroll based on the gross revenues of check cashing services provided within the franchisee’s facility. Cashland provides check cashing in all 217 of its cash advance locations. Aggregate check cashing fees, royalties and other income were 1.8% of the Company’s total revenue in 2007 and 2.3% in both 2006 and 2005.
Financial Information on Segments and Areas
     Additional financial information regarding the Company’s revenues and assets by each of its three operating segments is provided in Note 17 of “Notes to Consolidated Financial Statements.”
Operations
     During 2007, the Company reorganized its operations into three divisions: a Retail Services Division, which operates all of the physical lending locations; the Internet Services Division, which operates the Company’s online lending activities; and the Shared Services Division, which provides support and administrative services to the Company’s operating divisions and its management. Each Division is headed by a President who reports to the Chief Executive Officer.
     Retail Services — Unit Management. The Executive Vice President — Chief Operating Officer — Retail Services Division, who reports to the President of the Retail Services Division, oversees the operations of all of the Company’s location-based pawn and cash advance lending operations. Each pawn and cash advance lending location has a unit manager who is responsible for supervising its personnel and assuring that it is managed in accordance with Company guidelines, policies and procedures. Each unit manager reports to a Market Manager, who typically oversees approximately ten unit managers. This operating division consists of five geographic operating regions, each of which is managed by a Region Vice President. Each Market Manager reports to a Region Vice President. Cashland locations are managed by two Operations Directors who oversee its geographic operating regions and report to the Executive Vice President — Chief Operating Officer — Retail Services Division. Each Cashland Market Manager reports to one of the two Cashland Operations Directors.
     Internet Services. CashNetUSA is managed by the President of the Internet Services Division. Management personnel responsible for different areas of CashNetUSA’s operations report to its President.

     Shared Services. The Shared Services Division provides support and administrative services to the Company’s operating divisions and its management.
     Trade Names. The Company operates its locations under the trade names “Cash America,” “Payday Advance,” “Cashland,” “Mr. Payroll,” “SuperPawn,” “CashNetUSA” and “QuickQuid.” The Company’s marks “Cash America,” “Cashland,” “SuperPawn,” “Cash When It Counts,” “CashNetUSA” and “Mr. Payroll” are registered with the United States Patent and Trademark Office.
     Personnel. At December 31, 2007, the Company employed 5,501 persons in its operations, of whom 521 were in executive and administrative functions.
     Training. The Company provides extensive training to its store employees through training programs that are tailored to both pawn and cash advance lending locations, and combine classroom instruction, video and online presentations, and on-the-job training. A new employee is introduced to the business through an orientation program and through training programs covering job-appropriate topics such as pawn lending, cash advances, layaways, merchandising, collections, anti-money laundering, compliance, and general administration of unit operations. The experienced store employee receives additional training and an introduction to the fundamentals of management to acquire the skills necessary to move into management positions within the organization. Manager training involves a program that includes additional management principles and more extensive training in topics such as income maximization, recruitment, merchandise control, and cost efficiency.
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
     Since acquiring CashNetUSA, the Company is also actively exploring strategies to increase and enhance its online presence, with the goal of becoming the premier online cash advance provider. The Company continues to evaluate new markets in which to establish its online presence, similar to its entry into the United Kingdom during 2007. The Company also intends to continue evaluating and offering new products and services that complement its specialty financial services both at its physical lending locations and online in order to meet the growing financial services needs of its customers.
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
     A new pawnshop can be ready for business within four to six weeks and a new cash advance location can be ready within two to four weeks after the Company has leased or acquired a suitable location and obtained a license. The finish-out of a new location includes the completion of counters, installation of vaults and a security system and the transfer of merchandise from other locations (for pawnshop locations). The approximate start-up costs, which consist of the investment in property and equipment, for recently established pawnshops have ranged from $385,000 to $410,000, with an average estimated cost per location of approximately $400,000 in 2007. This amount does not include merchandise transferred from other locations, funds to advance on pawn loans and cash advances or operating expenses. The start-up costs for recently established cash advance locations have ranged from $75,000 to $150,000, with an average estimated cost per location of approximately $100,000 in 2007. This amount does not include funds to advance on cash advances or operating expenses.
     The Company’s expansion program is subject to numerous unpredictable factors, such as the availability of attractive acquisition candidates or sites on suitable terms, market conditions in the pawn or cash advance business, general economic conditions and other factors described in Item 1A — “Risk Factors” of this report. Among the primary factors that could affect the Company’s future planned expansion are:
•	Statutory Requirements. The Company’s ability to add start-up locations depends on the Company’s ability to obtain all necessary licenses required to open. In addition, the current statutory and regulatory environment of some states renders expansion into those states impractical. See “Business — Regulation.”
•	Availability of Real Estate. The Company’s ability to add start-up locations is subject to locating satisfactory real estate sites on terms and conditions acceptable to the Company. Factors that could limit the availability of acceptable real estate sites could include changes in general economic conditions, increases in real estate values or market rents, increases in competition for suitable real estate, changing demographics in surrounding areas, restrictive zoning or sign ordinances, limited visibility or accessibility to public streets, and excessive finish-out costs, among other factors.
•	Competition. Several competing pawnshop and cash advance companies are also pursuing expansion and acquisition programs. A number of smaller companies and private equity firms have also entered the market, particularly for cash advance businesses. While the Company believes that it is the largest pawnshop operator in the United States, and one of the largest cash advance operators, there can be no assurance that it will be more successful than its competitors in pursuing acquisition opportunities and securing attractive start-up locations. Increased competition could also increase prices for attractive acquisition candidates, and could also adversely affect the performance of potential acquisition targets.
•	Availability of Qualified Unit Management Personnel. The Company’s ability to expand may also be limited by the availability of qualified unit management personnel. While the Company seeks to train its existing personnel to enable those capable to assume management positions, there can be no assurance that sufficient qualified personnel will be available to satisfy the Company’s needs with respect to its planned expansion.
•	Capital Requirements. In some states, the Company is required by law to maintain a minimum amount of certain unencumbered net assets per licensed location. The Company’s expansion plans will therefore be limited in these states to the extent the Company is able to maintain these required levels of unencumbered net assets. At present, these requirements do not limit the Company’s growth opportunities.
Competition
     While pawnbroking is a time-honored industry, the pawnshop industry in the United States remains very fragmented, with approximately 10,000 to 15,000 stores nationwide. Most pawnshops are owned by independent operators. The three largest publicly traded pawnshop companies operate approximately 900 total pawnshops in the United States. Management continues to believe that the Company can achieve economies of scale and increased operating efficiencies by increasing the number of stores under operation and utilizing modern point-of-sale systems and proven operating methods.

     While the cash advance industry has grown at a rapid rate in the past several years, its growth has begun to moderate and the Company has begun to observe some consolidation. Nonetheless, competition for customers and for desirable locations remains strong. According to the investment banking firm Stephens, Inc., the overall annual growth rate for the cash advance industry is 8% to 10% per year. Despite the concentration of major competitors in the cash advance industry, management believes that opportunities for growth remain in this business. While management believes that the Company is a major provider in the distribution of the cash advance product via the internet, it is difficult to determine exactly how much of the market it provides since all other providers are privately held. Stephens, Inc. estimates that total industry internet loan volume represents 12% of total store and internet volume and is growing at approximately 40% per year.
Regulation
     The Company’s operations are subject to extensive regulation, supervision and licensing under various federal, state and local statutes, ordinances and regulations. (For a geographic breakdown of operating locations, see “Properties.”)
     Pawnshop Regulations
     The Company’s pawnshops are regulated by the states in which they are located, and generally must be licensed by the state. The statutes and regulations applicable to pawnshops vary from state to state. In general, however, these statutes and regulations cover the licensing requirements for pawnbrokers and pawnshops and regulate various aspects of the pawn loan, such as the service charges and interest rates that a pawnshop may charge, the maximum amount of a pawn loan, the minimum and/or maximum term of a pawn loan, the content and format of the pawn ticket, and the length of time after a loan default that a pawnshop must hold a pawned item before disposing of it. Some states require that pawn borrowers be notified before their pawned items can be offered for sale. Depending upon the severity of a violation, failure to observe a state’s legal requirements for pawnbrokering could result, among other things, in a loss of pawn licenses in that state, the imposition of fines or refunds, and other civil and/or criminal penalties. The Company must also comply with the various disclosure requirements under the Federal Truth in Lending Act (and Federal Reserve Regulation Z under that Act) in connection with disclosing the interest, fees, total payments and annual percentage rate related to each pawn loan transaction. Additional federal regulations governing pawn operations are described in Other Regulations Affecting Lending Operations below. Individual states and municipalities also regulate numerous other aspects of pawnshops’ operations.
     Many of the Company’s pawnshops are also subject to municipal ordinances that may require, for example, local licenses or permits and specified recordkeeping procedures, among other things. Most of the Company’s pawnshops voluntarily, or pursuant to applicable laws, provide to a law enforcement department having jurisdiction daily information on all transactions involving pawn loans and over-the-counter purchases. These information reports are designed to provide local law enforcement with a detailed description of the goods involved, including serial numbers (if any) and the name and address of the owner obtained from a valid identification card. This information is provided to local law enforcement agencies for processing to determine conflicting claims of rightful ownership. The Company also voluntarily participates with other pawn lenders to provide similar information to a national database available to law enforcement in multiple jurisdictions. Goods held to secure pawn loans or goods purchased that are determined to belong to an owner other than the borrower or seller are subject to recovery by the rightful owner. However, the Company historically has not experienced a material number of claims of this nature, and the claims experienced have not had a material adverse effect on the Company’s results of operations.
     Each pawnshop that handles firearms must comply with the Brady Handgun Violence Prevention Act (the “Brady Act”). The Brady Act requires that federally licensed firearms dealers conduct a background check in connection with any disposition of handguns. In addition, the Company must comply with the regulations of the U.S. Department of Justice–Bureau of Alcohol, Tobacco and Firearms that require each pawnshop dealing in guns to maintain a permanent written record of all receipts and dispositions of firearms.
     Cash Advance Regulations
     The Company offers cash advance products in most of its pawnshops, in all of its cash advance locations and over the internet.  Each state in which the Company originates cash advance products, including cash advances made online, has specific laws dealing with the conduct of this business.  The same regulations generally apply to cash advances made both in physical lending locations and online.  These laws and regulations typically restrict the amount of finance and service charges that may be assessed and limit the customer’s ability to renew or extend these cash advances.  In many instances, the regulations also limit the aggregate amount that a provider may advance (and, in some cases, the number of cash advances the provider may make) to any one customer at one time.  Cash advance lenders typically must be licensed by the state licensing authority in order to offer the cash advance product in that state.  Some states require cash advance lenders to report their customers’ cash advance activities to a state-wide database, and such lenders are generally restricted from making cash advance loans to customers who may have a certain amount of cash advances outstanding with other lenders.  Depending upon the severity of a violation, failure to observe a state’s legal requirements for cash advance lending could result, among other things, in a loss of cash advance licenses in that state, the imposition of fines or customer refunds, and other civil and/or criminal penalties. The Company must also comply with the various disclosure requirements under the Federal Truth in Lending Act (and Federal Reserve Regulation Z under that Act) in connection with disclosing the interest, fees, total payments and annual percentage rate related to each cash advance transaction.  The cash advance business is also subject to various laws, rules and guidelines relating to the procedures and disclosures needed for debiting a debtor’s checking account for amounts due via an ACH transaction.  Additionally the Company must comply with the Federal Fair Debt Collection Practices Act and similar state collection practices laws with respect to its collection activities related to cash advances.  Furthermore, with respect to online cash advances, the Company is subject to various state and federal e-signature rules mandating that certain disclosures be made and certain steps be followed in order to obtain and authenticate e-signatures. Additional federal regulations governing cash advance businesses are described in Other Regulations Affecting Lending Operations below.
     As of December 31, 2007, the Company made available cash advance products offered by third-party lenders in 319 of its 735 locations. Certain states require that the Company be registered or licensed under state law in order to perform the administrative services that it performs for the third-party lenders. The Company began offering the CSO program in Texas, Michigan and Florida in July 2005. The Company discontinued the CSO program in Michigan in February 2007 and has since offered only cash advances underwritten by the Company to customers in that state. In January of 2008, the Company began offering a CSO program in the state of Maryland through its online platform.
     Because the regulatory environment related to cash advances is increasingly scrutinized by regulators and legislators, the Company expects that legislation currently pending or that might later be introduced in some state legislatures could, if enacted, further limit or eliminate the availability of the cash advance product in some states, despite the significant demand for it. While the Company, along with other leaders of the cash advance industry, opposes such overly restrictive regulation and legislation, it is possible that some combination of federal and state regulation and legislation could be enacted that could restrict or eliminate the availability of cash advance products in some or all of the states in which the Company offers the cash advance product.
     Check Cashing Regulations
     The Company offers check cashing services at its Mr. Payroll branded check cashing facilities and at many of its pawnshops and cash advance locations. Some states require check cashing companies to meet minimum bonding or capital requirements and to comply with record-keeping requirements. Some states require check cashers to be licensed and the Company maintains licenses in states where it cashes checks and that require check cashing licenses.  Additionally, some states have adopted ceilings on check cashing fees, those ceilings are in excess of or equal to the fees charged by the Company. Depending upon the severity of a violation, failure to observe a state’s legal requirements for check cashing could result, among other things, in a loss of the check cashing license in that state, the imposition of fines or customer refunds, and other civil and/or criminal penalties. In addition to state regulations applicable to check cashing companies, the Company’s check cashing activities also must comply with applicable federal regulations. The principal federal regulations governing check cashing operations include the Bank Secrecy Act, the USA PATRIOT Act and the Gramm-Leach-Bliley Act, each of which are described in Other Regulations Affecting Lending Operations below.
Other Regulations Affecting Lending Operations
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
     Under the USA PATRIOT Act, the Company must maintain an anti-money laundering compliance program covering certain of its business activities. The program must include: (1) the development of internal policies, procedures, and controls; (2) designation of a compliance officer; (3) an ongoing employee training program; and (4) an independent audit function to test the program. The United States Department of the Treasury is expected to issue regulations clarifying the requirements for anti-money laundering compliance programs for the pawnbroking and cash advance industries, but as of February 1, 2008 these regulations had not yet been issued.
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
     Certain subsidiaries of the Company are registered as money services businesses with the U.S. Treasury Department and must re-register with FinCEN at least every two years. The Company must also maintain a list of names and addresses of, and other information about, the Company’s stores and must make that list available to any requesting law enforcement agency. The store list must be updated at least annually.
     A new law passed by the United States Congress in 2006 that became effective in October 2007 caps the annual percentage rate that may be charged on loans made to active duty military personnel and their immediate families at 36%.  This 36% annual percentage rate cap applies to a variety of loan products, including cash advances, though it does not apply to pawn loans.  The Company does not have any loan products bearing an interest rate of 36% per annum or less, as the Company believes the losses and servicing costs associated with lending to the Company’s traditional customer base would exceed the revenue produced at that rate.  The Company does not expect this new law to have a material adverse effect on the Company’s financial condition or results of operations due to the relatively small number of cash advance loans extended to military historically.
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
Executive Officers of the Registrant
     The Company elects its executive officers annually. The Company’s executive officers, and information about each, are listed below. There is no family relationship between any of the executive officers.

Name	Age	Position
Daniel R. Feehan	57	Chief Executive Officer and President
Albert Goldstein	27	President – Internet Services Division
John A. McDorman	60	President – Shared Services Division
Jerry A. Wackerhagen	52	President – Retail Services Division
Thomas A. Bessant, Jr.	49	Executive Vice President – Chief Financial Officer
Robert D. Brockman	53	Executive Vice President – Administration
Michael D. Gaston	63	Executive Vice President – Corporate Development
James H. Kauffman	63	Executive Vice President – Corporate Development
J. Curtis Linscott	42	Executive Vice President – General Counsel and Secretary
Dennis J. Weese	44	Executive Vice President & Chief Operating Officer – Retail Services Division
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
     Albert Goldstein, CFA, joined the Company in September 2006 as Executive Vice President – Internet Lending, as part of the Company’s acquisition of CashNetUSA, and was named President of the

Internet Services Division in July 2007.  Mr. Goldstein founded CashNetUSA in 2004 and was President and CEO from inception of the business until its sale to the Company.  Prior to that, Mr. Goldstein was part of Deutsche Bank’s Leveraged Finance practice in New York and worked on various secured and unsecured leveraged debt transactions. Mr. Goldstein received a Bachelor of Science in Finance from the University of Illinois in 2002.
     John A. McDorman joined the Company in August 2007 as President – Shared Services Division. From 1990 until joining the Company, Mr. McDorman was the Managing Partner of Transition Consulting, a consulting firm assisting organizations with professional development and project management. While with Transition Consulting, Mr. McDorman provided consulting services to the Company for several years related to its human resources, organizational structure and the development of its new point-of-sale operating system. Prior to founding Transition Consulting, Mr. McDorman was a partner of Accenture. Mr. McDorman received Bachelor of Science and Masters of Business Administration degrees from Southern Methodist University.
     Jerry A. Wackerhagen joined the Company in June 2005 as Executive Vice President – Chief Information Officer and was named as President of the Company’s Retail Services Division in July 2007. Prior to joining the Company, Mr. Wackerhagen served as Chief Executive Officer of EFT Services, Inc., a consumer financial services company based in Columbia, South Carolina from 2001 to 2005. In 2000, he was Vice President of Sales for Trade Management Company, a joint venture between International Business Machines Corporation, Fluor Corporation and the Royal Bank of Canada. From 1999 to 2000, Mr. Wackerhagen was Vice President and Chief Information Officer at AGL Resources. Prior to that, he served as a Principal at IBM Global Services from 1996 to 1999 and as the Vice President and Chief Information Officer of CMI Industries, Inc. from 1991 to 1996.
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
     Michael D. Gaston joined the Company in April 1997 as Executive Vice President – Business Development. He was named as Executive Vice President – Corporate Development in July 2007. Prior to joining the Company, Mr. Gaston served as President of The Gaston Corporation, a private consulting firm, from 1984 to April 1997, and Executive Vice President of Barkley & Evergreen, an advertising and consulting agency, from 1991 to April 1997.
     James H. Kauffman has been the Company’s Executive Vice President – Corporate Development since July 2007. He was the Executive Vice President – Financial Services from September 2004 until July 2007. He joined the Company in July 1996 as Executive Vice President – Chief Financial Officer. He served as President – Cash America Pawn from July 1997 to July 1998, and as Chief Executive Officer of Rent-A-Tire, Inc. from July 1998 until August 2002, and as Executive Vice President – International Operations from October 1999 to September 2004. Before joining the Company, Mr. Kauffman served as President of Keystone Steel & Wire Company, a wire products manufacturer, from July 1991 to June 1996.
     J. Curtis Linscott became Executive Vice President – General Counsel & Corporate Secretary in May 2006. He was appointed Vice President, General Counsel and Corporate Secretary in May 2005. Mr. Linscott joined the Company in 1995, serving as Associate General Counsel and Vice President – Associate

General Counsel. Before joining the Company, he was in private law practice with Kelly, Hart & Hallman, P.C., Fort Worth, Texas, for five years. He received his law degree from the University of Kansas School of Law in 1990.
     Dennis J. Weese joined the Company as Executive Vice President & Chief Operating Officer – Retail Services Division in September 2007.  Prior to joining the Company, Mr. Weese was Chief Operating Officer of On The Border Mexican Grill and Cantina, a restaurant company within the Brinker International family of restaurants from July 2004 until September 2007. He also served in a number of Vice President and Director Level positions at Limited Inc. from May 2001 until July 2004, and with YUM Brands from September 1990 to May 2001. He is a graduate of the United States Military Academy, and has earned a master’s degree in business administration from Auburn University and a master’s degree in business management from the University of Central Texas.
ITEM 1A. RISK FACTORS
     Important risk factors that could cause results or events to differ from current expectations are described below. These factors are not intended to be an all-encompassing list of risks and uncertainties that may affect the operations, performance, development and results of the Company’s business.
•	A decreased demand for the Company’s products and specialty financial services and failure of the Company to adapt to such decrease could adversely affect results. Although the Company’s products and services are a staple of its customer base, the demand for a particular product or service may decrease due to a variety of factors, such as the availability of competing products, changes in customers’ financial conditions, or regulatory restrictions that reduce customer access to particular products. Should the Company fail to adapt to a significant change in its customers’ demand for, or access to, its products, the Company’s revenues could decrease significantly. Even if the Company does make adaptations, customers may resist or may reject products whose adaptations make them less attractive or less available. In any event, the effect of any product change on the results of the Company’s business may not be fully ascertainable until the change has been in effect for some time. In particular, the Company has changed, and will continue to change, some of the cash advance products and services it offers due to regulatory guidelines that have a direct or indirect effect on the governance of the Company and the products it offers.

•	Adverse changes in laws or regulations affecting the Company’s short-term consumer loan services could negatively impact the Company’s operations. The Company’s products and services are subject to extensive regulation and supervision under various federal, state and local laws, ordinances and regulations. The Company faces the risk that restrictions or limitations resulting from the enactment, change, or interpretation of laws and regulations could negatively affect the Company’s business activities. In particular, short-term consumer loans have come under increased regulatory scrutiny in recent years that has resulted in increasingly restrictive regulations. Some regulatory activity may limit the number of short-term loans that customers may receive or have outstanding, and regulations adopted by some states requiring that all borrowers of certain short-term loan products be listed on a database and limiting the number of such loans they may have outstanding; and regulations limiting the availability of the Company’s cash advance products to active duty military personnel. Certain consumer advocacy groups and federal and state legislators have also asserted that laws and regulations should be tightened so as to severely limit, if not eliminate, the availability of certain cash advance products to consumers, despite the significant demand for it. Legislation relating to cash advances is pending in some state legislatures. Adoption of such federal and state regulations or legislation could restrict, or even eliminate, the availability of cash advance products in some or all of the states in which the Company offers a short term cash advance product.

In addition to state and federal laws and regulations, our business is subject to various local rules and regulations such as local zoning regulation and permit licensing. We have seen efforts by local jurisdictions to restrict pawnshop operations and cash advance lending through the use of local zoning and permitting laws. Actions taken in the future by local governing bodies to require special use permits for, or impose other restrictions on pawnshops or cash advance lenders could have a material adverse effect on our business, results of operations and financial condition.

Finally, in recent years, the cash advance industry has been subject to regulatory proceedings, class action lawsuits and other litigation concerning the offering of cash advances, and we could suffer losses from interpretations of state laws in those lawsuits or regulatory proceedings, even if we are not a party to those proceedings.

•	The failure of third-parties who provide products, services or support to the Company to maintain their products, services or support could disrupt Company operations or result in a loss of revenue. The Company’s cash advance revenues depend in part on the willingness and ability of unaffiliated third-party lenders to make loans to customers and with other third parties to provide services to facilitate lending and loan underwriting in both the storefront and online cash advance channels. The loss of the relationship with any of these third parties, and an inability to replace them, or the failure of these third parties to maintain quality and consistency in their programs or services could cause the Company to lose customers and substantially decrease the revenues and earnings of the Company’s cash advance business. The Company makes other non-cash advance products and services provided by various third-party vendors available to its customers. If a third-party provider fails to provide its product or service or to maintain its quality and consistency, the Company could lose customers and related revenue from those products or services. The Company also uses third parties to support and maintain certain of its communication systems and computerized point-of-sale and information systems. The failure of such third parties to fulfill their support and maintenance obligations could disrupt the Company’s operations.

•	The Company’s business depends on the uninterrupted operation of the Company’s facilities, systems and business functions, including its information technology and other business systems. The Company’s business, particularly its online business, depends highly upon its employees’ ability to perform, in an efficient and uninterrupted fashion, necessary business functions, such as Internet support, call centers, and processing and making cash advances. A shut-down of or inability to access the facilities in which the Company’s online operations and other technology infrastructure are based, such as a power outage, a failure of one or more of its information technology, telecommunications or other systems, or sustained or repeated disruptions of such systems could significantly impair its ability to perform such functions on a timely basis and could result in a deterioration of the Company’s ability to write and process online cash advances, provide customer service, perform collections activities, or perform other necessary business functions.

A security breach of the Company’s computer systems could also interrupt or damage its operations or harm its reputation. In addition, the Company could be subject to liability if confidential customer information is misappropriated from its computer systems. Despite the implementation of significant security measures these systems may still be vulnerable to physical break-ins, computer viruses, programming errors, attacks by third parties or similar disruptive problems. Any compromise of security could deter people from entering into transactions that involve transmitting confidential information to the Company’s systems, which could have a material, adverse effect on the Company’s business.

•	The Company may be unable to protect its proprietary technology or keep up with that of its competitors. The success of the Company’s business, particularly its online business, depends to a significant degree upon the protection of its software and other proprietary intellectual property rights. The Company may be unable to deter misappropriation of its proprietary information, detect unauthorized use or take appropriate steps to enforce its intellectual property rights. In addition, competitors could, without violating the Company’s proprietary rights, develop technologies that are as good as or better than its technology. The Company’s failure to protect its software and other proprietary intellectual property rights or to develop technologies that are as good as its competitors’

could put the company at a disadvantage to its competitors. Any such failures could have a material adverse effect on the Company’s business.

•	The Company’s growth is subject to external factors and other circumstances over which the Company has limited control or that are beyond the Company’s control. These factors and circumstances could adversely affect the Company’s ability to grow through the opening and acquisition of new operating units. The Company’s expansion strategy includes acquiring existing stores and opening new ones. The success of this strategy is subject to numerous external factors, such as the availability of attractive acquisition candidates, the availability of sites with acceptable restrictions and suitable terms, the Company’s ability to attract, train and retain qualified unit management personnel, the ability to access capital and the ability to obtain required government permits and licenses. Some of these factors are beyond the Company’s control. The failure to execute this expansion strategy would adversely affect the Company’s ability to expand its business and could materially adversely affect its business, prospects, results of operations and financial condition.

•	Increased competition from banks, savings and loans, other short-term consumer lenders, and other entities offering similar financial services, as well as retail businesses that offer products and services offered by the Company, could adversely affect the Company’s results of operations. The Company has many competitors to its core lending and merchandise disposition operations. Its principal competitors are other pawnshops, cash advance companies, online lenders, consumer finance companies and other financial institutions that serve the Company’s primary customer base. Many other financial institutions or other businesses that do not now offer products or services directed toward the Company’s traditional customer base, many of whom may be much larger than the Company, could begin doing so. Significant increases in the number and size of competitors for the Company’s business could result in a decrease in the number of cash advances or pawn loans that the Company writes, resulting in lower levels of revenues and earnings in these categories. Furthermore, the Company has many competitors to its retail operations, such as retailers of new merchandise, retailers of pre-owned merchandise, other pawnshops, thrift shops, online retailers and online auction sites. Increased competition or aggressive marketing and pricing practices by these competitors could result in decreased revenues, margins and turnover rates in the Company’s retail operations.

•	A sustained deterioration in the economy could reduce demand for the Company’s products and services and result in reduced earnings. A sustained deterioration in the economy could cause deterioration in the performance of the Company’s pawn loan or cash advance portfolios and in consumer demand for pre-owned merchandise such as that sold in the Company’s pawnshops. An economic slowdown could result in an increase in loan defaults in our cash advance products. During such a slowdown, the Company could be required to tighten its underwriting standards, which would reduce cash advance balances, and could face more difficulty in collecting defaulted cash advances, which could lead to an increase in loan losses. While the credit risk for much of the Company’s pawn lending is mitigated by the collateralized nature of pawn lending, a sustained deterioration in the economy could reduce the demand and resale value of pre-owned merchandise and reduce the amount that the Company could effectively lend on an item of collateral. Such reductions could adversely affect pawn loan balances, pawn loan redemption rates, inventory balances, inventory mixes and gross profit margins.

•	The Company’s earnings and financial position are subject to changes in the value of gold. A significant or sudden decline in the price of gold could materially affect the Company’s earnings. A significant portion of the Company’s pawn loans are secured by gold jewelry. The Company’s pawn service charges, sales proceeds and ability to dispose of excess jewelry inventory at an acceptable margin depend on the value of gold. A significant decline in gold prices could result in decreases in merchandise sales margins, in inventory valuations, in the value of collateral securing outstanding pawn loans, and in the balance of pawn loans secured by gold jewelry.

•	Adverse real estate market fluctuations could affect the Company’s profits. The Company leases most of its locations. A significant rise in real estate prices could result in an increase in store lease costs as the Company opens new locations and renews leases for existing locations.

•	The Company’s foreign operations subject the Company to foreign exchange risk. The Company is subject to the risk of unexpected changes in foreign currency exchange rates by virtue of its loans to United Kingdom residents. Our results of operations and certain of our intercompany balances associated with our United Kingdom loans are denominated in British pounds and are, as a result, exposed to foreign exchange rate fluctuations. Upon consolidation, as exchange rates vary, net sales and other operating results may differ materially from expectations, and we may record significant gains or losses on the remeasurement of intercompany balances.

•	Changes in the capital markets or the Company’s financial condition could reduce available capital. The Company regularly accesses the debt capital markets to refinance existing debt obligations and to obtain capital to finance growth. Efficient access to these markets is critical to the Company’s ongoing financial success; however, the Company’s future access to the debt capital markets could become restricted due to a variety of factors, including a deterioration of the Company’s earnings, cash flows, balance sheet quality, or overall business or industry prospects, a significant deterioration in the state of the capital markets or a negative bias toward the Company’s industry by market participants.

•	Media reports and public perception of short-term consumer loans as being predatory or abusive could materially adversely affect the Company’s cash advance business. In recent years, consumer advocacy groups and some media reports have advocated governmental action to prohibit or place severe restrictions on short-term consumer loans. The consumer advocacy groups and media reports generally focus on the cost to a consumer for this type of loan, which is alleged to be higher than the interest typically charged by banks to consumers with better credit histories. Though the consumer advocacy groups and media reports do not discuss the lack of viable alternatives for our customers’ borrowing needs or the comparative cost to the customer when alternatives are not available, they do typically characterize these short-term consumer loans as predatory or abusive despite the large customer demand for these loans. If the negative characterization of these types of loans becomes increasingly accepted by consumers, demand for the cash advance products could significantly decrease, which could materially affect the Company’s results of operations and financial condition. Additionally, if the negative characterization of these types of loans is accepted by legislators and regulators, the Company could become subject to more restrictive laws and regulations that could materially adversely affect the Company’s financial condition and results of operations.

•	Other risk factors are discussed under Quantitative and Qualitative Disclosures about Market Risk.

•	Other risks that are indicated in the Company’s filings with the Securities and Exchange Commission may apply as well.
ITEM 1B. UNRESOLVED STAFF COMMENTS
     None.

ITEM 2. PROPERTIES
     As of December 31, 2007, the Company owned the real estate and buildings for nine of its pawnshop locations. The Company’s headquarters are located in a nine-story building adjacent to downtown Fort Worth, Texas. The Company purchased its headquarters building in January 1992. CashNetUSA’s cash advance operations are located in a leased space in Chicago, Illinois. All of the Company’s other locations are leased under non-cancelable operating leases with terms ranging from 3 to 15 years.
     The following table sets forth, as of December 31, 2007, the number of Company-owned pawn and cash advance locations by state and states in which the Company has an internet lending presence. The Company also operates five Company-owned Mr. Payroll check cashing locations in Texas.

		Cash	Internet
	Pawnshop	Advance	Lending
	Locations	Locations	Presence
Alabama	9	—	Y
Alaska	5	—	Y
Arizona	11	—	Y
California	1	33	Y
Colorado	5	—	Y
Delaware	—	—	Y
Florida	68	—	Y
Georgia	17	—	—
Hawaii	—	—	Y
Idaho	—	—	Y
Illinois	13	18	Y
Indiana	13	32	—
Kansas	—	—	Y
Kentucky	10	16	—
Louisiana	20	—	Y
Michigan	—	12	Y
Minnesota	—	—	Y
Mississippi	—	—	Y
Missouri	17	—	Y
Montana	—	—	Y
Nevada	27	—	Y
New Hampshire	—	—	Y
New Mexico	—	—	Y
North Carolina	10	—	—
North Dakota	—	—	Y
Ohio	6	139	Y
Oklahoma	15	—	Y
Oregon	—	—	Y
Pennsylvania	—	—	Y
Rhode Island	—	—	Y
South Carolina	6	—	—
South Dakota	—	—	Y
Tennessee	22	—	—
Texas	198	54	Y
Utah	7	—	Y
Washington	5	—	Y
Wisconsin	—	—	Y
Wyoming	—	—	Y

Total	485	304	—

Total states	21	7	32

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
ITEM 3. LEGAL PROCEEDINGS
     On August 6, 2004, James E. Strong filed a purported class action lawsuit in the State Court of Cobb County, Georgia against Georgia Cash America, Inc., Cash America International, Inc. (together with Georgia Cash America, Inc., “Cash America”), Daniel R. Feehan, and several unnamed officers, directors, owners and “stakeholders” of Cash America.  The lawsuit alleges many different causes of action, among the most significant of which is that Cash America made illegal payday loans in Georgia in violation of Georgia’s usury law, the Georgia Industrial Loan Act and Georgia’s Racketeer Influenced and Corrupt Organizations Act.  Community State Bank (“CSB”) for some time made loans to Georgia residents through Cash America’s Georgia operating locations.  The complaint in this lawsuit claims that Cash America was the true lender with respect to the loans made to Georgia borrowers and that CSB’s involvement in the process is “a mere subterfuge.”  Based on this claim, the suit alleges that Cash America is the “de facto” lender and is illegally operating in Georgia. The complaint seeks unspecified compensatory damages, attorney’s fees, punitive damages and the trebling of any compensatory damages. A previous decision by the trial judge to strike Cash America’s affirmative defenses based on arbitration (without ruling on Cash America’s previously filed motion to compel arbitration) was upheld by the Georgia Court of Appeals, and on September 24, 2007, the Georgia Supreme Court declined to review the decision. The case has been returned to the State Court of Cobb County, Georgia, where Cash America filed a motion requesting that the trial court rule on Cash America’s pending motion to compel arbitration and stay the State Court proceedings.  The Court denied the motion to stay and ruled that the motion to compel arbitration was rendered moot after the discovery sanction was handed down by the Court.  Cash America is currently in the process of appealing these latest orders from the Court.  If Cash America’s further attempts to enforce the arbitration agreement are unsuccessful, discovery relating to the propriety of continuing this suit as a class action would proceed.  Cash America believes that the plaintiffs’ claims in this suit are without merit and is vigorously defending this lawsuit.
     Cash America and CSB also commenced a federal lawsuit in the U.S. District Court for the Northern District of Georgia seeking to compel Plaintiffs to arbitrate their claims against Cash America and CSB. The U.S. District Court dismissed the federal action for lack of subject matter jurisdiction, and Cash America and CSB appealed the dismissal of their complaint to the U.S. Court of Appeals for the 11th Circuit.  The 11th Circuit issued a panel decision on April 27, 2007 reversing the district court’s dismissal of the action and remanding the action to the district court for a determination of the issue of the enforceability of the parties’ arbitration agreements.  Plaintiff requested the 11th Circuit to review this decision en banc and this request has been granted.  The en banc rehearing took place on February 26, 2008.  The Strong litigation is still at an early stage, and neither the likelihood of an unfavorable outcome nor the ultimate liability, if any, with respect to this litigation can be determined at this time.
     On October 23, 2007, a complaint, styled Ryan Bonner, individually and on behalf of all others similarly situated, v. Cash America International, Inc., Cash America Net of Nevada, LLC, Cash America Net of Pennsylvania, LLC and Cash America of PA, LLC, d/b/a CashNetUSA.com (collectively, “CashNetUSA”), was filed in the United States District Court for the Eastern District of Pennsylvania, alleging, on behalf of a purported class, that the defendants located outside Pennsylvania had engaged in unfair or deceptive acts or practices by making loans to Pennsylvania consumers in violation of Pennsylvania law, including its usury, fair credit extension, and unfair trade practices and consumer protection laws. The complaint also alleges that the arbitration, class action waiver and dispute resolution provisions contained in the loan documents involved in these loans are unenforceable. The complaint seeks a declaratory judgment that the lending business conducted by CashNetUSA is illegal under Pennsylvania law and a declaration that loan agreements with Pennsylvania residents are void and unenforceable, an injunction barring continuing alleged violations (including enjoining collection on loans currently outstanding from Pennsylvania residents) and an award of monetary damages (including treble damages), penalties, costs and attorneys’ fees.  CashNetUSA believes that the plaintiff’s claims in this suit are without merit and plans to vigorously defend against all of the asserted allegations.  CashNetUSA has filed a Motion to Compel Arbitration seeking to compel individual arbitration of the plaintiff’s claims and is presently awaiting plaintiff’s response to this motion.
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
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     There were no matters submitted to the Company’s security holders during the fourth quarter ended December 31, 2007.
PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
(a) Market for Registrant’s Common Equity
     The New York Stock Exchange is the principal exchange on which Cash America International, Inc. common stock is traded under the symbol “CSH”. There were 644 stockholders of record (not including individual participants in security listings) as of February 14, 2008. The high, low and closing sales prices of common stock as quoted on the composite tape of the New York Stock Exchange and cash dividend declared per share during 2007 and 2006 were as follows:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2007
High	$47.71	$44.45	$40.65	$39.48
Low	37.98	38.76	29.84	30.20
Close	41.00	39.65	37.60	32.30
Cash dividend declared per share	0.035	0.035	0.035	0.035

2006
High	$30.05	$34.87	$40.00	$47.98
Low	22.80	28.76	30.67	37.77
Close	30.02	32.00	39.08	46.90
Cash dividend declared per share	0.025	0.025	0.025	0.025

(c) Issuer Purchases of Equity Securities
     The following table provides the information with respect to purchases made by the Company of shares of its common stock during each of the months in 2007:

				Total
				Number of
				Shares
				Purchased
	Total			as Part of	Maximum Number
	Number of		Average	Publicly	of Shares that May
	Shares		Price Paid	Announced	Yet Be Purchased
Period	Purchased		Per Share	Plan	Under the Plan (1)
January 1 to January 31	3,025	(2)	$40.86	—	1,064,700
February 1 to February 28	32,745	(2)	42.81	25,000	1,039,700
March 1 to March 31	30,336	(2)	39.92	30,000	1,009,700

Total first quarter	66,106		41.39	55,000

April 1 to April 30	325	(3)	42.43	—	1,009,700
May 1 to May 31	35,418	(3)	41.68	35,000	974,700
June 1 to June 30	62,185	(3)	40.47	61,900	912,800

Total second quarter	97,928		40.91	96,900

July 1 to July 31	20,168	(4)	37.26	20,000	892,800
August 1 to August 31	396,183	(4)	33.11	395,700	497,100
September 1 to September 30	50,617	(4)	34.48	50,000	447,100

Total third quarter	466,968		33.44	465,700

October 1 to October 31	208	(5)	35.62	—	1,500,000
November 1 to November 30	50,446	(5)	35.16	50,000	1,450,000
December 1 to December 31	334	(5)	33.76	—	1,450,000

Total fourth quarter	50,988		35.04	50,000

Total 2007	681,990		$35.40	667,600

(1)	On April 20, 2005, the Board of Directors authorized the Company’s repurchase of up to a total of 1,500,000 shares of its common stock. On October 24, 2007, the Board established a new authorization for the repurchase of up to a total of 1,500,000 shares of its common stock and ended the 2005 authorization.

(2)	Include shares purchased on behalf of participants relating to the Company’s Non-Qualified Savings Plan of 173, 947, and 336 shares for the months of January, February and March, respectively, and shares received as partial tax payments for shares issued under stock-based compensation plans of 2,852 and 6,798 shares for the months of January and February, respectively.

(3)	Include shares purchased on behalf of participants relating to the Company’s Non-Qualified Savings Plan of 325, 418, and 285 shares for the months of April, May and June, respectively.

(4)	Include shares purchased on behalf of participants relating to the Company’s Non-Qualified Savings Plan of 168, 483, and 617 shares for the months of July, August and September, respectively.

(5)	Include shares purchased on behalf of participants relating to the Company’s Non-Qualified Savings Plan of 208, 446, and 190 shares for the months of October, November and December, respectively, and shares received as partial tax payments for shares issued under stock-based compensation plans of 144 for December.

ITEM 6. SELECTED FINANCIAL DATA
Five-Year Summary of Selected Consolidated Financial Data of Continuing Operations
(dollars in thousands, except per share data)
(Unaudited)

	Year Ended December 31,
	2007		2006		2005		2004		2003
Statement of Income Data (a)
Total revenue	$929,394		$694,514		$595,763		$470,955		$390,044
Income from operations	133,509		104,019		80,712		61,413		41,819
Income from continuing operations before income taxes (b)	124,765		96,168		70,882		55,023		34,325
Income from continuing operations	79,346		60,940		44,821		34,965		22,030
Income from continuing operations per share:
Basic	$2.68		$2.05		$1.53		$1.23		$0.86
Diluted	$2.61		$2.00		$1.48		$1.18		$0.83
Dividends declared per share	$0.14		$0.10		$0.10		$0.37		$0.07
Weighted average shares:
Basic	29,643		29,676		29,326		28,468		25,649
Diluted	30,349		30,532		30,206		29,584		26,688

Balance Sheet Data at End of Year (a)
Pawn loans	$137,319		$127,384		$115,280		$109,353		$81,154
Cash advances, net	88,148		79,975		40,704		36,490		28,401
Merchandise held for disposition, net	98,134		87,060		72,683		67,050		49,432
Working capital	302,275		259,813		232,556		209,463		156,142
Total assets	904,644		776,244		598,648		555,165		377,194
Total debt	288,777		219,749		165,994		166,626		148,040
Stockholders’ equity	496,602		440,728		374,716		333,936		276,493

Ratio Data at End of Year (a)
Current ratio	3.8	x	3.2	x	4.8	x	4.6	x	4.3	x
Debt to equity ratio	58.2%		49.9%		44.3%		49.9%		53.5%

Owned and Franchised Locations at Year End (a)
Pawn lending operations	499		487		464		452		405
Cash advance operations (c)	304		295		286		253		154
Check cashing operations (d)	139		136		136		134		135

Total	942		918		886		839		694

(a)	In September 2004, the Company sold its foreign pawn lending operations. The amounts for all periods presented have been reclassified to reflect the foreign operations as discontinued operations.

(b)	See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Financial Statements and Supplementary Data” for amounts related to the gain on the sale of foreign notes in 2007 and the gain from the early termination of a lease contract in 2006.

(c)	Includes cash advance locations only.

(d)	Mr. Payroll locations only.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
GENERAL
     The Company provides specialty financial services to individuals. These services include secured non-recourse loans, commonly referred to as pawn loans, to individuals through its pawn lending operations, unsecured cash advances in selected lending locations and on behalf of independent third-party lenders in other locations, and check cashing and related financial services through many of its lending locations and through franchised and Company-owned check cashing centers. The pawn loan portfolio generates finance and service charges revenue. A related activity of the pawn lending operations is the disposition of collateral from unredeemed pawn loans. In September 2006, the Company began offering online cash advances over the internet and began arranging loans online on behalf of independent third-party lenders in November 2006 through its internet distribution platform. In July 2007, the Company began offering short-term unsecured loans to customers who reside throughout the United Kingdom through its internet distribution platform.
     On September 15, 2006, the Company, through its wholly-owned subsidiary Cash America Net Holdings, LLC, purchased substantially all of the assets of The Check Giant LLC (“TCG”), which offered short-term cash advances exclusively over the internet under the name “CashNetUSA.” The Company paid an initial purchase price of approximately $35.9 million in cash at closing and transaction costs of approximately $2.9 million.
     As of December 31, 2007, the Company had 942 total locations offering products and services to its customers. The Company operates in three segments: pawn lending, cash advance and check cashing.
     As of December 31, 2007, the Company’s pawn lending operations consisted of 499 pawnshops, including 485 Company-owned units and 14 unconsolidated franchised units located in 22 states in the United States. During the three-year period ended December 31, 2007, the Company acquired 33 operating units, established 15 locations, and combined or closed four locations for a net increase in owned pawn lending units of 44. In addition, it acquired or opened seven franchise locations, and either terminated or converted four locations to Company-owned locations.
     At December 31, 2007, the Company’s cash advance operations consisted of 304 cash advance locations in seven states and its internet distribution channel. For the three year period ended December 31, 2007, the Company acquired one location, established 60 locations and combined or closed 10 locations for a net increase in cash advance locations of 51. CashNetUSA serves multiple markets through its internet distribution channel and had cash advances outstanding in 32 states and in the United Kingdom as of December 31, 2007.
     As of December 31, 2007, the Company’s check cashing operations consisted of 134 franchised and five company-owned check cashing centers in 18 states. For the three year period ended December 31, 2007, the Company established 31 locations and combined or closed 26 locations for a net increase in check cashing locations of five.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Management’s Discussion and Analysis of Financial Condition and Results of Operations is based on the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the dates of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, merchandise held for disposition, allowance for losses on cash advances, long-lived and intangible assets, income taxes, contingencies and litigation. Management bases its estimates on historical experience, empirical data and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. The development and selection of the critical accounting policies and the related disclosures below have been reviewed with the Audit Committee of the Board of Directors.
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
     Due to the short-term nature of pawn loans, the Company can quickly identify performance trends. For 2007, $159.5 million, or 99.1%, of recorded finance and service charges represented cash collected from customers and the remaining $1.5 million, or 0.9%, represented an increase in the finance and service charges receivable during the year. At the end of the current year and based on the revenue recognition method described above, the Company had accrued $27.0 million of finance and service charges receivable. Assuming the year-end accrual of finance and service charges revenue was overestimated by 10%, finance and service charges revenue would decrease by $2.7 million in 2008 and net income would decrease by $1.8 million. Some or all of the decrease would potentially be mitigated through the profit on the disposition of the related forfeited loan collateral.
Merchandise held for disposition. Merchandise held for disposition consists primarily of forfeited collateral from pawn loans not repaid. The carrying value of the forfeited collateral is stated at the lower of cost (cash amount loaned) or market. Management provides an allowance for shrinkage and valuation based on its evaluation of the merchandise. Because pawn loans are made without recourse to the borrower, the Company does not investigate or rely upon the borrower’s creditworthiness, but instead bases its lending decision on an evaluation of the pledged personal property. The amount the Company is willing to finance is typically based on a percentage of the pledged personal property’s estimated disposition value. The Company uses numerous sources in determining an item’s estimated disposition value, including the Company’s automated product valuation system as well as catalogs, “blue books,” newspapers, internet research and previous experience with similar items. The Company performs a physical count of its merchandise in each location on a cyclical basis and reviews the composition of inventory by category and age in order to assess the adequacy of the allowance, which was $2.0 million, representing 2.0% of the balance of merchandise held for disposition at December 31, 2007. Adverse changes in the disposition value of the Company’s merchandise may require an increase in the valuation allowance.
Allowance for losses on cash advances. The Company maintains an allowance for losses on Company-owned cash advances (including fees and interest) and accrues losses for third-party lender-owned cash advances at a level estimated to be adequate to absorb credit losses in the outstanding combined cash advance portfolio. The cash advance product typically serves a customer base with high risk credit performance histories. These advances are typically single payment cash advances with a typical term of seven to 45 days. Cash advances written during each calendar month are aggregated and tracked to develop a performance history. The Company stratifies the outstanding portfolio by age, delinquency and stage of collection when assessing the adequacy of the allowance for losses. The Company uses current portfolio performance, as well as the performance of cash advances made during the same calendar period twelve months earlier to develop expected loss rates used in determining the allowance. Increased defaults and credit losses, which could occur during a national or regional economic downturn or for other reasons, could require an increase in the allowance. Since cash advances are unsecured, unlike pawn loans, the portfolio’s performance depends on the Company’s ability to collect on defaulted loans. The Company believes it effectively manages the risks inherent in this product by utilizing a variety of underwriting criteria to evaluate prospective borrowers, maintaining a customer database to track individual borrowers’ performance and by closely monitoring the performance of the portfolio. Any remaining unpaid balance of a cash advance is charged off once it has been in default for 60 days or sooner if deemed uncollectible. At December 31, 2007, allowance for losses on cash advances was $25.7 million and accrued losses on third-party lender-owned cash advances were $1.8 million, in aggregate representing 18.5% of the combined cash advance portfolio.
     During fiscal year 2007, the cash advance loss provision for the combined cash advance portfolio, which increases the allowance for loan losses, was $155.2 million and reflects 7.7% of gross combined cash advances written by the Company and third-party lenders. If future loss rates increased, or decreased, by 10% (0.77%) from 2007 levels, the cash advance loss provision would increase, or decrease, by $15.5 million and net income would decrease, or increase, by $10.1 million, assuming the same volume of cash advances written in 2007.
Valuation of long-lived and intangible assets. The Company assesses the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Intangible assets having an indefinite useful life are tested for impairment annually or more frequently if events or changes in circumstances indicate that the assets might be impaired. Factors that could trigger an impairment review include significant underperformance relative to expected historical or projected future cash flows, significant changes in the manner of use of acquired assets or the strategy for the overall business, and significant negative industry trends. When management determines that the carrying value of long-lived and intangible assets may not be recoverable, impairment is measured based on the excess of the assets’ carrying value over the estimated fair value.
Income taxes. As part of the process of preparing its consolidated financial statements, the Company is required to estimate income taxes in each of the jurisdictions in which it operates. This process involves estimating the actual current tax exposure together with assessing temporary differences in recognition of income for tax and accounting purposes. These differences result in deferred tax assets and liabilities and are included within the Company’s consolidated balance sheets. Management must then assess the likelihood that the deferred tax assets will be recovered from future taxable income and, to the extent it believes that recovery is not likely, it must establish a valuation allowance. An expense, or benefit, is included within the tax provision in the statement of operations for any increase, or decrease, in the valuation allowance for a given period.
     Effective January 1, 2007, the Company began accounting for uncertainty in income taxes recognized in the financial statements in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 requires that a more-likely-than-not threshold be met before the benefit of a tax position may be recognized in the financial statements and prescribes how such benefit should be measured. Management must evaluate tax positions taken on the Company’s tax returns for all periods that are open to examination by taxing authorities and make a judgment as to whether and to what extent such positions are more likely than not to be sustained based on merit.
     Management judgment is required in determining the provision for income taxes, the deferred tax assets and liabilities and any valuation allowance recorded against deferred tax assets. Management judgment is also required in evaluating whether tax benefits meet the more-likely-than-not threshold for recognition under FIN 48.

RECENT ACCOUNTING PRONOUNCEMENTS
     In September 2006, FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value to be the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date and emphasizes that fair value is a market-based measurement, not an entity-specific measurement. It establishes a fair value hierarchy and expands disclosures about fair value measurements in both interim and annual periods. SFAS 157 will be effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. In December 2007, FASB issued proposed FASB Staff Position (“FSP”) FAS 157-b, which delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed in the financial statements on a nonrecurring basis. The proposed FSP partially defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. The Company does not expect SFAS 157 to have a material effect on the Company’s financial position or results of operations.
     In February 2007, FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits entities to choose, at specified election dates, to measure eligible items at fair value (the “fair value option”) and requires an entity to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Upfront costs and fees related to items for which the fair value option is elected shall be recognized in earnings as incurred and not deferred. SFAS 159 will be effective for fiscal years beginning after November 15, 2007. The Company does not expect SFAS 159 to have a material effect on the Company’s financial position or results of operations.
     In December 2007, FASB issued Statement of Financial Accounting Standards No. 141, “Business Combinations – Revised” (“SFAS 141(R)”).  SFAS 141(R) establishes principles and requirements for how an acquirer in a business combination: recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase price; and, determines what information to disclose to enable users of the consolidated financial statements to evaluate the nature and financial effects of the business combination.  SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. In the past, the Company has completed significant acquisitions. The application of SFAS 141(R) will cause management to evaluate future transaction returns under different conditions, particularly the near term and long term economic impact of expensing transaction costs up front.

RESULTS OF CONTINUING OPERATIONS
     The following table sets forth the components of consolidated statements of operations as a percentage of total revenue for the periods indicated.

	Year Ended December 31
	2007	2006	2005
Revenue
Finance and service charges	17.3%	21.5%	23.5%
Proceeds from disposition of merchandise	42.7	48.1	50.4
Cash advance fees	38.2	28.1	23.8
Check cashing fees, royalties and other	1.8	2.3	2.3

Total Revenue	100.0	100.0	100.0
Cost of Revenue
Disposed merchandise	26.6	29.5	30.9

Net Revenue	73.4	70.5	69.1

Expenses
Operations	32.8	35.7	37.3
Cash advance loss provision	16.7	8.6	7.2
Administration	6.2	7.3	7.2
Depreciation and amortization	3.4	3.9	3.9

Total Expenses	59.1	55.5	55.6

Income from Operations	14.3	15.0	13.5
Interest expense	(1.7)	(1.7)	(1.8)
Interest income	0.1	0.2	0.3
Foreign currency transaction loss	—	—	(0.1)
Gain from termination of contract	—	0.3	—
Gain from settlement of foreign notes	0.7	—	—

Income from Continuing Operations before Income Taxes	13.4	13.8	11.9
Provision for income taxes	4.9	5.0	4.4

Income from Continuing Operations	8.5%	8.8%	7.5%

The following tables set forth certain selected consolidated financial and non-financial data as of December 31, 2007, 2006 and 2005, and for each of the three years then ended ($ in thousands unless noted otherwise) related to the Company’s continuing operations.

	Year Ended December 31,
	2007		2006		2005
PAWN LENDING OPERATIONS:
Pawn loans
Annualized yield on pawn loans	125.5%		123.6%		124.8%
Total amount of pawn loans written and renewed	$514,799		$474,046		$438,955
Average pawn loan balance outstanding	$128,259		$120,930		$112,301
Average pawn loan balance per average location in operation	$267		$262		$251
Ending pawn loan balance per location in operation	$283		$268		$253
Average pawn loan amount at end of year (not in thousands)	$116		$107		$95
Profit margin on disposition of merchandise as a percentage of proceeds from disposition of merchandise	37.8%		38.7%		38.8%
Average annualized merchandise turnover	2.7	x	2.7	x	2.7	x
Average balance of merchandise held for disposition per average location in operation	$189		$165		$151
Ending balance of merchandise held for disposition per location in operation	$202		$183		$159

Pawnshop locations in operation –
Beginning of year, owned	475		456		441
Acquired	5		19		9
Start-ups	6		2		7
Combined or closed	(1)		(2)		(1)

End of year, owned	485		475		456
Franchise locations at end of year	14		12		8

Total pawnshop locations at end of year	499		487		464

Average number of owned pawnshop locations in operation	480		462		447

Cash advances (b)
Pawn locations offering cash advances at end of year	431		423		441
Average number of pawn locations offering cash advances	426		423		430

Amount of cash advances written at pawn locations:
Funded by the Company	$65,022		$66,952		$64,184
Funded by third-party lenders (a) (d)	188,705		207,732		211,191

Aggregate amount of cash advances written at pawn locations (a) (f)	$253,727		$274,684		$275,375

Number of cash advances written at pawn locations (not in thousands):
By the Company	213,273		213,467		223,639
By third-party lenders (a) (d)	409,576		480,649		574,442

Aggregate number of cash advances written at pawn locations (a) (f)	622,849		694,116		798,081

Cash advance customer balances due at pawn locations (gross):
Owned by Company (c)	$8,627		$8,448		$9,657
Owned by third-party lenders (a) (d)	9,198		11,202		9,697

Aggregate cash advance customer balances due at pawn locations (gross) (a) (f)	$17,825		$19,650		$19,354

	Year Ended December 31,
	2007	2006	2005
CASH ADVANCE OPERATIONS (e):
Storefront operations:
Amount of cash advances written:
Funded by the Company	$706,839	$614,008	$509,732
Funded by third-party lenders (a) (d)	115,483	137,345	145,228

Aggregate amount of cash advances written (a) (f)	$822,322	$751,353	$654,960

Number of cash advances written (not in thousands):
By the Company	1,944,251	1,740,615	1,442,816
By third-party lenders (a) (d)	214,372	266,389	347,772

Aggregate number of cash advances written (a) (f)	2,158,623	2,007,004	1,790,588

Cash advance customer balances due (gross):
Owned by Company (c)	$51,389	$53,201	$37,706
Owned by third-party lenders (a) (d)	5,530	6,327	7,215

Aggregate cash advance customer balances due (gross) (a) (f)	$56,919	$59,528	$44,921

Cash advance locations in operation –
Beginning of year	295	286	253
Acquired	—	—	1
Start-ups	14	12	34
Combined or closed	(5)	(3)	(2)

End of year	304	295	286

Average number of cash advance locations in operation	299	290	271

Internet lending operations:
Amount of cash advances written:
Funded by the Company	$598,306	$136,226	—
Funded by third-party lenders (a) (d)	350,572	15,500	—

Aggregate amount of cash advances written (a) (f)	$948,878	$151,726	—

Number of cash advances written (not in thousands):
By the Company	1,523,872	356,561	—
By third-party lenders (a) (d)	594,909	32,442	—

Aggregate number of cash advances written (a) (f)	2,118,781	389,003	—

Cash advance customer balances due (gross):
Owned by Company (c)	$53,808	$37,839	—
Owned by third-party lenders (a) (d)	19,852	7,158	—

Aggregate cash advance customer balances due (gross) (a) (f)	$73,660	$44,997	—

Number of states with online lending at end of year	32	29	—
Number of foreign countries with online lending at end of year	1	—	—

	Year Ended December 31,
	2007	2006	2005
Combined Storefront and Internet lending operations:
Amount of cash advances written:
Funded by the Company	$1,305,145	$750,234	$509,732
Funded by third-party lenders (a) (d)	466,055	152,845	145,228

Aggregate amount of cash advances written (a) (f)	$1,771,200	$903,079	$654,960

Number of cash advances written (not in thousands):
By the Company	3,468,123	2,097,176	1,442,816
By third-party lenders (a) (d)	809,281	298,831	347,772

Aggregate number of cash advances written (a) (f)	4,277,404	2,396,007	1,790,588

Cash advance customer balances due (gross):
Owned by Company (c)	$105,197	$91,040	$37,706
Owned by third-party lenders (a) (d)	25,382	13,485	7,215

Aggregate cash advance customer balances due (gross) (a) (f)	$130,579	$104,525	$44,921

CONSOLIDATED CASH ADVANCE PRODUCT SUMMARY (a) (b) (e):
Amount of cash advances written:
Funded by the Company	$1,370,167	$817,186	$573,916
Funded by third-party lenders (a) (d)	654,760	360,577	356,419

Aggregate amount of cash advances written (a) (f)	$2,024,927	$1,177,763	$930,335

Number of cash advances written (not in thousands):
By the Company	3,681,396	2,310,643	1,666,455
By third-party lenders (a) (d)	1,218,857	779,480	922,214

Aggregate number of cash advances written (a) (f)	4,900,253	3,090,123	2,588,669

Average amount per cash advance written (not in thousands):
Funded by the Company	$372	$354	$344
Funded by third-party lenders (a) (d)	537	463	386

Aggregate average amount per cash advance(a) (f)	$413	$381	$359

Cash advance customer balances due (gross):
Owned by the Company (c)	$113,824	$99,488	$47,363
Owned by third-party lenders (a) (d)	34,580	24,687	16,912

Aggregate cash advance balances due (gross) (a) (f)	$148,404	$124,175	$64,275

Total locations offering cash advances at end of year	735	718	727
Average total locations offering cash advances	725	713	701
Number of states with online lending at end of period	32	29	—
Number of foreign countries with online lending at end of period	1	—	—

	Year Ended December 31,
	2007	2006	2005
CHECK CASHING OPERATIONS (Mr. Payroll):
Centers in operation at end of year (not in thousands):
Company-owned locations	5	5	5
Franchised locations (a)	134	131	131

Combined centers in operation at end of year (a)	139	136	136

Revenue from Company-owned locations	$484	$569	$565
Revenue from franchise royalties and other	3,135	3,356	3,254

Total revenue (c)	$3,619	$3,925	$3,819

Face amount of checks cashed:
Company-owned locations	$33,746	$38,446	$38,699
Franchised locations (a)	1,260,995	1,269,724	1,181,682

Combined face amount of check cashed (a)	$1,294,741	$1,308,170	$1,220,381

Fees collected from customers:
Company-owned locations (c)	$484	$569	$565
Franchised locations (a)	17,678	17,889	16,399

Combined fees collected from customers (a)	$18,162	$18,458	$16,964

Fees as a percentage of check cashed:
Company-owned locations	1.4%	1.5%	1.5%
Franchised locations (a)	1.4	1.4	1.4

Combined fees as a percentage of check cashed (a)	1.4%	1.4%	1.4%

Average check cashed (not in thousands):
Company-owned locations	$392	$393	$386
Franchised locations (a)	436	421	386

Combined average check cashed (a)	$435	$420	$386

(a)	Non-GAAP presentation. For informational purposes and to provide a greater understanding of the Company’s businesses. Management believes that information provided with this level of detail is meaningful and useful in understanding the activities and business metrics of the Company’s operations.

(b)	Includes cash advance activities at the Company’s pawn lending locations.

(c)	Amounts recorded in the Company’s consolidated financial statements.

(d)	Cash advances written by third-party lenders that were arranged by the Company on behalf of the third-party lenders, all at the Company’s pawn locations, cash advance locations and through the internet distribution channel.

(e)	Includes cash advance activities at the Company’s cash advance storefront locations and through the Company’s internet distribution channel.

(f)	Includes (i) cash advances written by the Company, and (ii) cash advances written by third-party lenders that were arranged by the Company on behalf of the third-party lenders, all at the Company’s pawn and cash advance locations and through the Company’s internet distribution channel.

OVERVIEW
Components of Consolidated Net Revenue. Consolidated net revenue is total revenue reduced by the cost of merchandise sold in the period. It represents the income available to satisfy expenses and is the measure management uses to evaluate top line performance. The components of consolidated net revenue are: finance and service charges from pawn loans, profit from the disposition of merchandise, cash advance fees, and other revenue. Other revenue is comprised mostly of check cashing fees but includes royalties and small miscellaneous other revenue items. Growth in cash advance fees has increased the related contribution of the cash advance products to consolidated net revenue during each of the three years of 2007, 2006 and 2005. Net revenue related to cash advance fees eclipsed pawn related net revenue, defined as finance and service charges on pawn loans plus the profit from disposition of merchandise, to become the largest component of net revenue in 2007. The growth in cash advance fees is primarily attributable to higher average balances, the addition of new units and the addition of cash advances made over the internet beginning in mid-September of 2006. Net revenue from pawn lending activities contributed 45.6%, 56.9% and 62.2% of net revenue for 2007, 2006 and 2005, respectively. The following graphs show consolidated net revenue and depict the mix of the components of net revenue for the years ended December 31, 2007, 2006 and 2005:

Contribution to Increase in Net Revenue. The Company’s net revenue increased 39.4% and 18.8% for the years ended December 31, 2007 and 2006, respectively, compared to the prior year periods. Cash advance fees have contributed the majority of the increase primarily because of the additional revenue and subsequent growth in revenue that followed the September 2006 acquisition of a business offering cash advances over the internet. In addition, higher average balances owed by customers, and the growth and development of newly opened cash advance locations contributed to the increase. As illustrated below, these increases represented 82.9% of the overall increase in net revenue from 2006 to 2007 and 68.3% of the Company’s overall increase in net revenue from 2005 to 2006. The increase in aggregate pawn related net revenue, including both finance and service charges and profit from the disposition of merchandise, contributed 16.8% of the year over year increase in net revenue for 2007 compared to 28.9% of growth in 2006.
     While the percentage of pawn lending operations’ contribution to the growth in consolidated net revenue was smaller in the years ended December 31, 2007 and 2006 than in each of the respective prior years, net revenue from pawn lending activities increased 9.6% and 8.2% for the years ended December 31,

2007 and 2006, respectively, compared to the prior year periods. The disproportionate growth in net revenue from cash advance activities is mostly due to the inclusion of the operations of the online distribution channel acquired in September 2006 that were not in the full comparable periods through September 2006. Other revenue accounted for 0.3% and 2.8% of the overall increase in net revenue in 2007 and 2006, respectively. These trends are depicted in the following graphs:

Year Ended 2007 Compared to Year Ended 2006
Consolidated Net Revenue. Consolidated net revenue increased $193.0 million, or 39.4%, to $682.6 million during 2007 from $489.6 million during 2006. The following table sets forth 2007 and 2006 net revenue by operating segment ($ in thousands):

	2007	2006	Increase (Decrease)
Cash advance operations – storefront	$137,979	$130,106	$7,873	6.1%
Cash advance operations – internet lending	184,729	30,483	154,246	506.0

Total cash advance operations	$322,708	$160,589	$162,119	101.0%
Pawn lending operations	356,275	325,071	31,204	9.6
Check cashing operations	3,619	3,925	(306)	(7.8)

Consolidated net revenue	$682,602	$489,585	$193,017	39.4%

     The components of consolidated net revenue are finance and service charges from pawn loans, which increased $11.5 million; profit from the disposition of merchandise, which increased $20.9 million; cash advance fees generated from pawn locations, cash advance locations and via the internet distribution channel, which increased $160.1 million; and combined segment revenue from check cashing fees, royalties and other, which increased $516,000. Net revenue from pawn lending operations includes finance and service charges and profit from disposition of merchandise, both of which increased in 2007 as compared to 2006, as well as cash advance fees from pawn locations, which decreased in 2007 compared to the prior year period. The increase in net revenue from cash advance operations of 101.0% was primarily due to the inclusion of the operating results of CashNetUSA for the full year in 2007.

Finance and Service Charges. Finance and service charges from pawn loans increased $11.5 million, or 7.7%, from $149.5 million in 2006 to $161.0 million in 2007. The increase is due primarily to higher loan balances attributable to the increased amount of pawn loans written through existing and new locations added during 2006 and 2007. An increase in the average balance of pawn loans outstanding contributed $9.1 million of the increase and the higher annualized yield, which is a function of the blend in permitted rates for fees and service charges on pawn loans in all operating locations of the Company, contributed $2.4 million of the increase. In addition, the Company’s decision to reduce the maximum loan term from 90 days to 60 days in 198 pawn locations in the last half of 2007 contributed to higher reported pawn loan yields as the average balance of loans outstanding declined and customer payments of finance and service charges occurred earlier than in prior periods.
     The average balances of pawn loans outstanding during 2007 increased by $7.3 million, or 6.1%, compared to 2006. The increase was driven by a 9.9% increase in the average amount per loan outstanding that was partially offset by a 3.5% decrease in the average number of pawn loans outstanding during 2007. Management believes that the decrease in the average number of pawn loans outstanding could be related to the fact that higher advance rates on loans secured by gold collateral, such as jewelry, can allow customers to reduce the number of loans necessary to achieve their needs. In addition, the decrease in loan term from 90 to 60 days reduces the number of loans outstanding, as the number of unredeemed loans that would have remained in the 90 day loan cycle for the complete term are eliminated earlier in the 60 day loan cycle.
     Pawn loan balances at December 31, 2007 were $137.3 million, which was 7.8% higher than at December 31, 2006. Annualized loan yield was 125.5% in 2007, compared to 123.6% in 2006. Same store pawn loan balances at December 31, 2007 increased $8.4 million, or 6.6%, as compared to December 31, 2006.
Profit from the Disposition of Merchandise. Profit from the disposition of merchandise represents the proceeds received from the disposition of merchandise in excess of the cost of disposed merchandise. The following table summarizes the proceeds from the disposition of merchandise and the related profit for 2007 as compared to 2006 ($ in thousands):

	Year Ended December 31,
	2007			2006
	Merchan-	Refined		Merchan-	Refined
	dise	Gold	Total	dise	Gold	Total
Proceeds from disposition	$276,794	$120,027	$396,821	$255,538	$78,498	$334,036
Profit on disposition	$112,090	$37,939	$150,029	$105,222	$23,885	$129,107
Profit margin	40.5%	31.6%	37.8%	41.2%	30.4%	38.7%
Percentage of total profit	74.7%	25.3%	100.0%	81.5%	18.5%	100.0%
     The total proceeds from disposition of merchandise and refined gold increased $62.8 million, or 18.8%, and the total profit from the disposition of merchandise and refined gold increased $20.9 million, or 16.2%, primarily due to higher levels of retail sales and disposition of refined gold. Overall gross profit margin decreased slightly from 38.7% in 2006 to 37.8% in 2007. Excluding the effect of the disposition of refined gold, the profit margin on the disposition of merchandise (including jewelry sales) decreased to 40.5% in 2007 from 41.2% in 2006. The profit margin on the disposition of refined gold increased to 31.6% in 2007 from 30.4% in 2006 primarily due to the higher market prices for gold, which in turn caused the hedge-adjusted selling price per ounce to increase 23.4% in 2007 compared to 2006. The Company also experienced a 24% increase in the volume of refined gold sold during 2007, which is generally in line with the increase in pawn loan balances for the period, primarily due to higher pawn loans on jewelry, the liquidation of jewelry inventory and the sale of gold items purchased directly from customers.
     Proceeds from disposition of merchandise, excluding refined gold, increased $21.3 million, or 8.3%, in 2007 primarily due to to the higher levels of retail sales activity that was supported by higher levels of merchandise available for disposition entering into 2007 and the net addition of 10 pawnshop locations. The consolidated merchandise turnover rate was 2.7 times in both 2007 and 2006. Management expects that profit margin on the disposition of merchandise in the near term will likely remain at or slightly below current levels mainly due to higher inventory levels and an increase in the percentage mix of refined gold sales, which typically have lower gross profit margins.
     The table below summarizes the age of merchandise held for disposition before valuation allowance of $2.0 million and $1.9 million, respectively, at December 31, 2007 and 2006 ($ in thousands).

	2007		2006
	Amount	%	Amount	%
Merchandise held for 1 year or less –
Jewelry	$60,702	60.6%	$52,087	58.6%
Other merchandise	29,437	29.4	28,302	31.8

	90,139	90.0	80,389	90.4

Merchandise held for more than 1 year –
Jewelry	6,264	6.3	5,280	5.9
Other merchandise	3,731	3.7	3,261	3.7

	9,995	10.0	8,541	9.6

Total merchandise held for disposition	$100,134	100.0%	$88,930	100.0%

Cash Advance Fees. Cash advance fees increased $160.1 million, or 82.1%, to $355.2 million in 2007 as compared to $195.1 million in 2006. The increase in revenue from cash advance fees is predominantly due to the increase in customers using the Company’s online distribution channel, and to a lesser extent, the increase and growth of storefront locations. As of December 31, 2007, cash advance products were available in 735 lending locations, including 431 pawnshops and 304 cash advance locations. In 319 of these lending locations, the Company arranges for customers to obtain cash advance products from independent third-party lenders for a fee. Cash advance fees from same stores (both pawn and cash advance locations in business during the entire 24 month period ended December 31, 2007) increased $3.6 million, or 2.2%, to $165.2 million in 2007 compared to $161.6 million in 2006.
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
     The following table sets forth cash advance fees by operating segment for the years ended December 31, 2007 and 2006 ($ in thousands):

	2007	2006	Inc./(Dec.)
Cash advance operations – storefront	$128,454	$120,946	$7,508	6.2%
Cash advance operations – internet lending	184,724	30,483	154,241	506.0

Total cash advance operations	$313,178	$151,429	$161,749	106.8%
Pawn lending operations	42,018	43,676	(1,658)	(3.8)

Consolidated cash advance fees	$355,196	$195,105	$160,091	82.1%

     The dollar value of cash advances written increased $847.2 million, or 71.9% to $2.0 billion in 2007 from $1.2 billion in 2006. These amounts include $654.8 million in 2007 and $360.6 million in 2006 extended to customers by all independent third-party lenders. The average amount per cash advance increased to $413 from $381 primarily due to the mix within the portfolio (with a larger percent in markets allowing for larger loans) and adjustments to underwriting criteria. The outstanding combined portfolio balance of cash advances increased $24.2 million, or 19.5%, to $148.4 million at December 31, 2007 from

$124.2 million at December 31, 2006. Those amounts included $113.8 million and $99.5 million at December 31, 2007 and 2006, respectively, which are included in the Company’s consolidated balance sheet. An allowance for losses of $25.7 million and $19.5 million has been provided in the consolidated financial statements for December 31, 2007 and 2006, respectively, which is netted against the outstanding cash advance amounts on the Company’s consolidated balance sheets.
     The following table summarizes cash advances outstanding at December 31, 2007 and 2006 and contains certain non-Generally Accepted Accounting Principles (“non-GAAP”) measures with respect to the cash advances owned by third-party lenders that are not included in the Company’s consolidated balance sheets. The Company believes that presenting these non-GAAP measures is meaningful and necessary because management evaluates and measures the cash advance portfolio performance on an aggregate basis ($ in thousands).

	2007	2006
Funded by the Company (a)
Active cash advances and fees receivable	$76,620	$69,489
Cash advances and fees in collection	24,099	24,499

Total funded by the Company (a)	100,719	93,988

Funded by third-party lenders (b) (c)
Active cash advances and fees receivable	34,580	24,721
Cash advances and fees in collection	13,105	5,466

Total funded by third-party lenders (b) (c)	47,685	30,187

Combined gross portfolio (b) (d)	148,404	124,175
Less: Elimination of cash advances owned by third-party lenders	34,580	24,687

Company-owned cash advances and fees receivable, gross	113,824	99,488
Less: Allowance for losses	25,676	19,513

Cash advances and fees receivable, net	$88,148	$79,975

Allowance for loss on Company-owned cash advances	$25,676	$19,513
Accrued losses on third-party lender-owned cash advances	1,828	1,153

Combined allowance for losses and accrued third-party lender losses	$27,504	$20,666

Combined allowance for losses and accrued third-party lender losses as a % of combined gross portfolio (b) (d)	18.5%	16.6%

(a)	Cash advances written by the Company for its own account in pawn locations, cash advance locations, and through the internet distribution channel.

(b)	Non-GAAP presentation. For informational purposes and to provide a greater understanding of the Company’s businesses. Management believes that information provided with this level of detail is meaningful and useful in understanding the activities and business metrics of the Company’s operations.

(c)	Cash advances written by third-party lenders that were arranged by the Company on behalf of the third-party lenders, all at the Company’s pawn locations, cash advance locations and through the internet distribution channel.

(d)	Includes (i) cash advances written by the Company, and (ii) cash advances written by third-party lenders that were arranged by the Company on behalf of the third-party lenders, all at the Company’s pawn and cash advance locations and through the Company’s internet distribution channel.
     Management anticipates continued growth in consolidated cash advance fees for fiscal 2008, primarily due to increased consumer awareness and demand for the cash advance product, higher outstanding balances at December 31, 2007 compared to December 31, 2006, the continued growth of the internet distribution channel and the growth of balances from new units opened during and prior to 2007.

Check Cashing Fees, Royalties and Other. Check cashing fees, royalties and other income increased $516,000 to $16.4 million in 2007, or 3.2%, from $15.9 million in 2006, primarily due to expanded product offerings and their success in pawn locations and revenue growth in cash advance units. However, this growth has been partially inhibited by lower fees from check cashing activities due to a lower volume of checks being cashed potentially due to an increase in competition. The components of these revenue items are as follows (in thousands):

	Year Ended December 31,
	2007				2006
	Pawn	Cash	Check		Pawn	Cash	Check
	Lending	Advance	Cashing	Total	Lending	Advance	Cashing	Total
Check cashing fees	$780	$5,684	$485	$6,949	$373	$6,057	$569	$6,999
Royalties	555	—	3,064	3,619	569	—	3,173	3,742
Other	1,933	3,846	70	5,849	1,874	3,103	183	5,160

	$3,268	$9,530	$3,619	$16,417	$2,816	$9,160	$3,925	$15,901

Operations Expenses. Consolidated operations expenses, as a percentage of total revenue, were 32.8% in 2007 compared to 35.7% in 2006. These expenses increased $56.8 million, or 22.9%, in 2007 compared to 2006. Pawn lending operating expenses increased $14.0 million, or 7.8%, primarily due to higher personnel costs, increased occupancy expenses and an increase in store level incentives. Cash advance operating expenses increased $42.8 million, or 64.5%, primarily as a result of the acquisition of a business that offers cash advances online.
     As a multi-unit operator in the consumer finance industry, the Company’s operations expenses are predominately related to personnel and occupancy expenses. Personnel expenses include base salary and wages, performance incentives, and benefits. Occupancy expenses include rent, property taxes, insurance, utilities, and maintenance. The combination of personnel and occupancy expenses represents 78.6% of total operations expenses in 2007 and 82.7% in 2006. The comparison is as follows ($ in thousands):

		% of		% of
	2007	Revenue	2006	Revenue
Personnel	$167,486	18.0%	$140,261	20.2%
Occupancy	71,823	7.7	64,609	9.3
Other	65,171	7.1	42,837	6.2

Total	$304,480	32.8%	$247,707	35.7%

     The increase in personnel expenses is mainly due to unit additions since 2006, an increase in staffing levels, the acquisition of CashNetUSA and normal recurring salary adjustments. The increase in occupancy expense is primarily due to unit additions, as well as higher utility costs and property taxes. The increase in other operations expenses was primarily due to an increase in marketing and selling expenses.
     The Company realigned its administrative activities during 2007 to create more direct oversight of operations. This change resulted in an increase in operations expenses late in 2007. For comparison purposes, the Company reclassified the same direct expenses from earlier periods out of administrative expenses and into operations expenses. The amounts reclassified in 2007 and 2006 were $3.0 million and $1.8 million, respectively. There was no change in the total amount of expenses related to this reclassification.

Administration Expenses. Consolidated administration expenses, as a percentage of total revenue, were 6.2% in 2007 compared to 7.3% in 2006. The components of administration expenses are as follows ($ in thousands):

		% of		% of
	2007	Revenue	2006	Revenue
Personnel	$36,322	3.9%	$33,780	4.9%
Other	20,928	2.3	17,204	2.4

Total	$57,250	6.2%	$50,984	7.3%

     Periodically the Company evaluates its reserves for health and workers’ compensation benefits. During 2007, the Company adjusted reserves downward consistent with past practices which reduced administrative expenses. Before the reduction in personnel expense from these credits, the increase in administration expenses was principally attributable to the acquisition of a business that offers cash advances online, increased staffing levels and annual salary adjustments. In addition, total administrative expenses in 2006 were offset by a gain of $773,000 recognized from a partial insurance settlement in 2006 related to hurricanes in 2005.
     The Company realigned its administrative activities during 2007 to create more direct oversight of operations. This change resulted in an increase in operations expenses late in 2007. For comparison purposes, the Company reclassified the same direct expenses from earlier periods out of administrative expenses and into operations expenses. The amounts reclassified in 2007 and 2006 were $3.0 million and $1.8 million, respectively. There was no change in the total amount of expenses related to this reclassification.
Cash Advance Loss Provision. The Company maintains an allowance for losses on cash advances at a level projected to be adequate to absorb credit losses inherent in the outstanding combined cash advance portfolio. The cash advance loss provision is utilized to increase the allowance carried against the outstanding company owned cash advance portfolio as well as expected losses in the third-party lender-owned portfolios which are guaranteed by the Company. The allowance is based on historical trends in portfolio performance based on the status of the balance owed by the customer with the full amount of the customer’s obligations being completely reserved when they become 60 days past due. The cash advance loss provision increased $95.6 million to $155.2 million in 2007, compared to $59.6 million in 2006. An increased volume of cash advances contributed $79.0 million of the increase in the loss provision with the remaining increase of $16.6 million attributable to higher loss rates.
     Total charge-offs less recoveries divided by total cash advances written increased in 2007 to 7.3% compared to 3.9% in 2006. The loss provision expense as a percentage of cash advances written was higher in 2007, increasing to 7.7% compared to 5.1% in the prior year. The loss provision as a percentage of cash advance fees increased to 43.7% in 2007 from 30.5% in 2006. These increases are mostly attributable to a significant increase in cash advance receivable balances and the greater mix of cash advance balances from online customers, which historically generates a higher loss rate. In addition, this increase in loss rates and losses as a percent of fees was weighted heavily in the first six months of 2007 due to a significant increase in new customers over that period as a result of opening new markets for the online distribution channel in late 2006 and early 2007.
     Due to the short-term nature of the cash advance product and the high velocity of loans written, seasonal trends are evidenced in quarter-to-quarter performance. The table below shows the Company’s sequential loss experience for each of the calendar quarters under multiple metrics used by the Company to evaluate performance. Management believes that the increase in loss levels experienced early in 2007 was due to a large increase in new customers during the early part of the year.  Typically, the normal business cycle leads sequential losses, as measured by the current period loss provision as a percentage of combined loans written in the period, to be lowest in the first quarter and increase throughout the year, with the final two quarters experiencing the peak levels of losses.  During 2007, the quarterly sequential performance deviated from this typical cycle as sequential loss rates decreased from the second to the third quarter and from the third quarter to the fourth quarter. Management believes that this sequential decrease was mainly due to the increase in customers who had established borrowing histories as a percent of all customers in the later half of the year.  This change in mix was primarily in the portfolio of cash advances originated by the Company’s online channel.  In addition, management took steps to reduce losses in its storefront business beginning in the last half of 2007, including additional underwriting guidelines and more emphasis on collections activities.  These changes accounted for a smaller portion of the decrease in relation to the customer composition mix.

	2007
	First	Second	Third	Fourth	Fiscal
	Quarter	Quarter	Quarter	Quarter	Year
Combined cash advance loss provision as a % of combined cash advances written (a) (b)	7.4%	8.4%	8.1%	6.8%	7.7%
Charge-offs (net of recoveries) as a % of combined cash advances written (a) (b)	6.5%	6.5%	8.3%	7.8%	7.3%
Combined cash advance loss provision as a % of cash advance fees (a) (b)	41.7%	48.7%	45.7%	38.8%	43.7%

Combined cash advances and fees receivable, gross (a) (b)	$115,547	$139,576	$144,779	$148,404	$148,404
Combined allowance for losses on cash advances	24,394	33,996	32,757	27,504	27,504

Combined cash advances and fees receivable, net (a) (b)	$91,153	$105,580	$112,022	$120,900	$120,900

Combined allowance for losses and accrued third-party lender losses as a % of combined gross portfolio (a) (b)	21.1%	24.4%	22.6%	18.5%	18.5%

	2006
	First	Second	Third	Fourth	Fiscal
	Quarter	Quarter	Quarter	Quarter	Year
Combined cash advance loss provision as a % of combined cash advances written (a) (b)	2.1%	4.5%	5.9%	6.3%	5.1%
Charge-offs (net of recoveries) as a % of combined cash advances written (a) (b)	3.5%	2.7%	4.8%	4.2%	3.9%
Combined cash advance loss provision as a % of cash advance fees (a) (b)	12.5%	27.4%	36.2%	37.3%	30.5%

Combined cash advances and fees receivable, gross (a) (b)	$47,879	$63,682	$97,732	$124,175	$124,175
Combined allowance for losses on cash advances	4,146	8,432	11,842	20,666	20,666

Combined cash advances and fees receivable, net (a) (b)	$43,733	$55,250	$85,890	$103,509	$103,509

Combined allowance for losses and accrued third-party lender losses as a % of combined gross portfolio (a) (b)	8.7%	13.2%	12.1%	16.6%	16.6%

(a)	Non-GAAP presentation. For informational purposes and to provide a greater understanding of the Company’s businesses. Management believes that information provided with this level of detail is meaningful and useful in understanding the activities and business metrics of the Company’s operations.

(b)	Includes (i) cash advances written by the Company, and (ii) cash advances written by third-party lenders that were arranged by the Company on behalf of the third-party lenders, all at the Company’s pawn and cash advance locations and through the Company’s internet distribution channel.

     The following table summarizes the cash advance loss provision and combined allowance for losses and accrued third-party lender losses for the years ended and at December 31, 2007 and 2006, and contains certain non-GAAP measures with respect to the cash advances written by third-party lenders that are not included in the Company’s consolidated balance sheets and related statistics. The Company believes that presenting these non-GAAP measures is meaningful and necessary because management evaluates and measures the cash advance portfolio performance on an aggregate basis including its evaluation of the loss provision for the Company-owned portfolio and the third-party lender-owned portfolio that the Company guarantees ($ in thousands).

	Year Ended December 31,
	2007	2006
Cash advance loss provision:
Loss provision on Company-owned cash advances	$154,563	$59,284
Loss provision on third-party owned cash advances	675	279

Combined cash advance loss provision	$155,238	$59,563

Charge-offs, net of recoveries	$148,400	$46,080

Cash advances written:
By the Company (a)	$1,370,167	$817,186
By third-party lenders (b) (c)	654,760	360,577

Combined cash advances written (b) (d)	$2,024,927	$1,177,763

Combined cash advance loss provision as a % of combined cash advances written (b) (d)	7.7%	5.1%
Charge-offs (net of recoveries) as a % of combined cash advances written (b) (d)	7.3%	3.9%

(a)	Cash advances written by the Company for its own account in pawn locations, cash advance locations and through the internet distribution channel.

(b)	Non-GAAP presentation. For informational purposes and to provide a greater understanding of the Company’s businesses. Management believes that information provided with this level of detail is meaningful and useful in understanding the activities and business metrics of the Company’s operations.

(c)	Cash advances written by third-party lenders that were arranged by the Company on behalf of the third-party lenders, all at the Company’s pawn and cash advance locations and through the Company’s internet distribution channel.

(d)	Includes (i) cash advances written by the Company, and (ii) cash advances written by third-party lenders that were arranged by the Company on behalf of the third-party lenders, all at the Company’s pawn and cash advance locations and through the Company’s internet distribution channel.
     During 2007, the Company’s online distribution channel sold selected cash advances which had been previously written off. These sales generated proceeds of $4.2 million related to loans originated after the acquisition of the online distribution channel. Those proceeds were recorded as recoveries on losses previously charged to the allowance for losses.
Depreciation and Amortization. Depreciation and amortization expense as a percentage of total revenue decreased to 3.4% in 2007 from 3.9% in 2006. Total depreciation and amortization expenses increased $4.8 million, or 17.6%, primarily due to remodeling expenditures for storefront and lending locations in 2007 and 2006, the increase in operating locations and the amortization of certain intangible assets obtained in acquisitions.
     During 2008, the Company expects to deploy the first phase of its new proprietary point-of-sale system for its cash advance business in its storefront locations and the underlying platform that will serve its cash advance storefronts and pawn locations. Upon initial deployment, the Company will begin depreciating the costs currently capitalized during the system’s development and the costs of related hardware. This will significantly increase depreciation expense in future periods.

Interest Expense. Interest expense as a percentage of total revenue was 1.7% in both 2007 and 2006. Interest expense increased $4.1 million, or 34.1%, to $16.0 million in 2007 as compared to $11.9 million in 2006. The increase was primarily due to the higher weighted average floating interest rate borrowings ($121.3 million during 2007 and $81.2 million during 2006) and the higher average floating interest rate (6.3% during 2007 compared to 6.2% during 2006) and the issuance in December 2006 of $60 million of senior unsecured long-term notes. The average amount of debt outstanding increased during 2007 to $249.8 million from $160.7 million during 2006. This increase was primarily attributable to the acquisition of CashNetUSA in the third quarter of 2006 and the funding of two earn-out payments in February and November 2007. The effective blended borrowing cost was 6.4% in 2007 and 6.6% in 2006.
Interest Income. Interest income was $1.0 million in 2007 compared to $1.6 million in 2006. The interest income is primarily from the two notes receivable denominated in Swedish kronor that the Company held until August 2007 and had received in connection with its 2004 sale of its foreign pawn lending operations. The notes were sold in August 2007; therefore, the Company expects interest income in 2008 will be insignificant.
Foreign Currency Transaction Gain (Loss). The Company held two notes receivable denominated in Swedish kronor until they were sold in August 2007. Exchange rate changes between the United States dollar and the Swedish kronor resulted in a net gain of $63,000 (including a gain of $52,000 from foreign currency forward contracts) in 2007 and $296,000 (net of a loss of $1.1 million from foreign currency forward contracts) in 2006.
     The functional currency of the Company’s United Kingdom operations is the British pound. In 2007, the Company recorded foreign currency transaction losses of approximately $87,000 on the intercompany balances, which are denominated in U.S. dollars, between the U.S. and United Kingdom operations.
Gain on Sale of Foreign Notes. The Company received gross proceeds in the amount of $16.8 million on the sale of notes receivable that it had received in 2004 as part of the proceeds from its sale of Svensk Pantbelåning, its former Swedish pawn lending subsidiary. In September 2004, the Company sold Svensk Pantbelåning to Rutland Partners LLP, for cash and two subordinated notes receivable. One of the notes receivable was convertible into approximately 27.7% of the parent company of Svensk Pantbelåning on a fully-diluted basis. In August 2007, Rutland Partners LLP sold Svensk Pantbelåning to a third party who also purchased the notes receivable from the Company. The Company received total proceeds of $16.8 million, $12.4 million for the repayment of the face value of the principal, including $0.3 million of accrued interest owed on notes receivable and $4.4 million for the value of its conversion rights under the convertible note. The Company recognized a pre-tax gain of approximately $6.3 million from the sale of the notes and related rights. Proceeds from the sale were used for general corporate purposes, including the repayment of debt and the repurchase of shares in the open market pursuant to an existing share repurchase authorization.
Income Taxes. The Company’s effective tax rate for continuing operations for 2007 was 36.4% as compared to 36.6% for 2006. The Company recognized a $1.1 million one-time deferred Texas margin tax credit, net of the federal income tax effect of the credit, during the second quarter of 2007. This credit resulted from a change in Texas law enacted during the second quarter. Excluding the effect of the one-time Texas deferred tax benefit, the effective tax rate for 2007 would have been 37.3%. Excluding the effect of the one-time deferred tax benefit, the increase over 2006 is primarily attributable to an increase in state and local income taxes, including the Texas margin tax that was enacted in 2006 and is imposed on the Company’s earnings beginning in 2007.

Year Ended 2006 Compared to Year Ended 2005
Consolidated Net Revenue. Consolidated net revenue increased $77.6 million, or 18.8%, to $489.6 million during 2006 from $412.0 million during 2005. The following table sets forth 2006 and 2005 net revenue by operating segment ($ in thousands):

	2006	2005	Increase
Cash advance operations – storefront	$130,106	$107,848	$22,258	20.6%
Cash advance operations – internet lending	30,483	—	30,483	N/A

Total cash advance operations	$160,589	$107,848	$52,741	48.9%
Pawn lending operations	325,071	300,297	24,774	8.2
Check cashing operations	3,925	3,819	106	2.8

Consolidated net revenue	$489,585	$411,964	$77,621	18.8%

     The components of net revenue are finance and service charges from pawn loans, which increased $9.7 million; profit from the disposition of merchandise, which increased $12.7 million; cash advance fees generated from cash advance locations, pawn locations and the internet distribution channel increased $53.0 million; and check cashing fees, royalties and other income increased $2.2 million.
Finance and Service Charges. Finance and service charges from pawn loans increased $9.7 million, or 6.9%, from $139.8 million in 2005 to $149.5 million in 2006. The increase was primarily due to higher pawn loan balances attributable to an increased amount of pawn loans written. An increase in the average balance of pawn loans outstanding contributed $11.1 million of the increase, which was offset by a $1.4 million decrease resulting from the lower annualized yield of the pawn loan portfolio. The change in the annualized yield of the pawn loan portfolio is a function of the blend in permitted rates for fees and service charges on pawn loans in all operating locations of the Company and slightly lower redemption rates.
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
Profit from the Disposition of Merchandise. Profit from the disposition of merchandise represents the proceeds received from the disposition of merchandise in excess of the cost of disposed merchandise. The following table summarizes the proceeds from the disposition of merchandise and the related profit for 2006 as compared to 2005 ($ in thousands):

	Year Ended December 31,
	2006			2005
	Merchan-	Refined		Merchan-	Refined
	dise	Gold	Total	dise	Gold	Total
Proceeds from disposition	$255,538	$78,498	$334,036	$243,349	$56,843	$300,192
Profit on disposition	$105,222	$23,885	$129,107	$100,979	$15,414	$116,393
Profit margin	41.2%	30.4%	38.7%	41.5%	27.1%	38.8%
Percentage of total profit	81.5%	18.5%	100.0%	86.8%	13.2%	100.0%
     The total proceeds from disposition of merchandise and refined gold increased $33.8 million, or 11.3%, and the total profit from the disposition of merchandise and refined gold increased $12.7 million, or 10.9%, primarily due to higher levels of retail sales and the disposition of refined gold. Overall gross profit margin decreased slightly from 38.8% in 2005 to 38.7% in 2006. Excluding the effect of the disposition of refined gold, the profit margin on the disposition of merchandise (including jewelry sales) decreased to 41.2% in 2006 from 41.5% in 2005. The profit margin on the disposition of refined gold increased to 30.4% in 2006 from 27.1% in 2005 primarily due to higher prevailing market prices of gold, which in turn caused the hedge-adjusted selling price per ounce to increase 25.6% in 2006 compared to 2005. The Company also experienced an 11.6% increase in the volume of refined gold sold during 2006, which was generally in line with the increase in pawn loan balances for the period. Proceeds from disposition of merchandise, excluding refined gold, increased $12.2 million, or 5.0%, in 2006 primarily due to the net addition of 19 pawnshop locations and to the higher levels of retail sales activity that was supported by higher levels of merchandise available for disposition entering into 2006. The consolidated merchandise turnover rate was 2.7 times in both 2006 and 2005.
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

Cash Advance Fees. Cash advance fees increased $53.0 million, or 37.3%, to $195.1 million in 2006 as compared to $142.1 million in 2005. The increase resulted primarily from the growth and development of new cash advance units and higher average cash advance balances outstanding during 2006, with some additional contribution from CashNetUSA acquired in mid-September 2006. As of December 31, 2006, cash advance products were available in 720 lending locations, including 425 pawnshops and 295 cash advance locations. In 314 of these lending locations, the Company arranged for customers to obtain cash advance products from independent third-party lenders for a fee. Cash advance fees from same stores increased $14.8 million, or 10.5%, to $156.1 million in 2006 compared to $141.3 million in 2005. Cash advance fees include revenue from the cash advance portfolio owned by the Company and fees paid to the Company for credit services rendered to customers in connection with arranging for customers to obtain cash advances from independent third-party lenders. See further discussion in Note 4 of Notes to Consolidated Financial Statements. (Although cash advance transactions may take the form of loans or deferred check deposit transactions, the transactions are referred to throughout this discussion as “cash advances” for convenience.)
     The following table sets forth cash advance fees by operating segment for the years ended December 31, 2006 and 2005 ($ in thousands):

	2006	2005	Inc./(Dec.)
Cash advance operations – storefront	$120,946	$100,663	$20,283	20.1%
Cash advance operations – internet lending	30,483	—	30,483	N/A

Total cash advance operations	151,429	100,663	50,766	50.4
Pawn lending operations	43,676	41,405	2,271	5.5

Consolidated cash advance fees	$195,105	$142,068	$53,037	37.3%

     The amount of cash advances written increased $247.4 million, or 26.6% to $1.2 billion in 2006 from $930.3 million in 2005. These amounts include $360.6 million in 2006 and $356.4 million in 2005 extended to customers by all independent third-party lenders. The average amount per cash advance increased to $381 from $359 mostly due to changes in permitted loan amounts and adjustments to underwriting criteria. The outstanding combined portfolio balance of cash advances increased $59.9 million, or 93.2%, to $124.2 million at December 31, 2006 from $64.3 million at December 31, 2005. A portion of the increase was attributable to the addition of the online distribution channel established through the acquisition of CashNetUSA in September of 2006 with the remainder related primarily to store maturity and development during the year. Included in the combined portfolio balance referenced above were $99.5 million and $47.0 million for 2006 and 2005, respectively, which are included in the Company’s consolidated balance sheets. An allowance for losses of $19.5 million and $6.3 million has been provided in the consolidated financial statements for December 31, 2006 and 2005, respectively, which is netted against the outstanding cash advance amounts on the Company’s consolidated balance sheets.
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

	2006	2005
Funded by the Company (a)
Active cash advances and fees receivable	$69,489	$32,207
Cash advances and fees in collection	24,499	7,510

Total funded by the Company (a)	93,988	39,717

Funded by third-party lenders (b) (c)
Active cash advances and fees receivable	24,721	19,548
Cash advances and fees in collection	5,466	5,010

Total funded by third-party lenders (b) (c)	30,187	24,558

Combined gross portfolio (b) (d)	124,175	64,275
Less: Elimination of cash advances owned by third-party lenders	24,687	16,912
Less: Discount on cash advances assigned by third-party lenders	—	350

Company-owned cash advances and fees receivable, gross	99,488	47,013
Less: Allowance for losses	19,513	6,309

Cash advances and fees receivable, net	$79,975	$40,704

Allowance for loss on Company-owned cash advances	$19,513	$6,309
Accrued losses on third-party lender-owned cash advances	1,153	874

Combined allowance for losses and accrued third-party lender losses	$20,666	$7,183

Combined allowance for losses and accrued third-party lender losses as a % of combined gross portfolio (b) (d)	16.6%	11.2%

(a)	Cash advances written by the Company for its own account in its pawn locations, cash advance locations and through the internet distribution channel.

(b)	Non-GAAP presentation. For informational purposes and to provide a greater understanding of the Company’s businesses. Management believes that information provided with this level of detail is meaningful and useful in understanding the activities and business metrics of the Company’s operations.

(c)	Cash advances written by third-party lenders that were arranged by the Company on behalf of the third-party lenders, all at the Company’s pawn and cash advance locations and through the Company’s internet distribution channel.

(d)	Includes (i) cash advances written by the Company, and (ii) cash advances written by third-party lenders that were arranged by the Company on behalf of the third-party lenders, all at the Company’s pawn and cash advance locations and through the Company’s internet distribution channel.

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
     In March 2005, the Federal Deposit Insurance Corporation (“FDIC”) issued revised guidelines affecting certain short-term cash advance products offered by FDIC regulated banks.  The revised guidance applied to the cash advance product that was offered by third-party banks in many of the Company’s locations.  The revised guidance, which became effective July 1, 2005, restricted banks from providing cash advances to customers for more than three months out of a twelve month period.  In order to address the short-term credit needs of customers who no longer had access to the banks’ cash advance product, the Company began offering an alternative short-term credit product in selected markets in 2005. On July 1, 2005, the Company introduced a credit services organization program (the “CSO program”).  Under the CSO program, the Company acts as a credit services organization on behalf of consumers in accordance with applicable state laws.  Credit services that the Company provides to its customers include arranging loans with independent third-party lenders, assisting in the preparation of loan applications and loan documents, and accepting loan payments at the location where the loans were arranged.  To assist the customer in obtaining a loan from a third-party lender through the CSO program, the Company, on behalf of its customer, guarantees the customer’s payment obligations under the loan to the third-party lender.  A CSO program customer pays the Company a CSO fee for the credit services, including the guaranty, and enters into a contract with the Company governing the credit services arrangement.  The Company is responsible for losses on cash advances assigned to or acquired by it under its guaranty. At December 31, 2006, the Company offered the CSO program in Texas, Florida and, on a limited basis, Michigan. In February 2007, the Company discontinued the CSO program in Michigan.
Check Cashing Fees, Royalties and Other. Check cashing fees, royalties and other income increased $2.2 million to $15.9 million in 2006, or 15.8%, from $13.7 million in 2005 predominantly due to the growth in cash advance units. The components of these fees were as follows (in thousands):

	Year Ended December 31,
	2006				2005
	Pawn	Cash	Check		Pawn	Cash	Check
	Lending	Advance	Cashing	Total	Lending	Advance	Cashing	Total
Check cashing fees	$373	$6,057	$569	$6,999	$167	$5,339	$565	$6,071
Royalties	569	—	3,173	3,742	559	—	3,116	3,675
Other	1,874	3,103	183	5,160	2,001	1,846	138	3,985

	$2,816	$9,160	$3,925	$15,901	$2,727	$7,185	$3,819	$13,731

Operations Expenses. Consolidated operations expenses, as a percentage of total revenue, were 35.7% in 2006 compared to 37.3% in 2005. These expenses increased $25.7 million, or 11.6%, in 2006 compared to 2005. Pawn lending operating expenses increased $11.1 million, or 6.5%, primarily due to the net addition of 19 pawnshop locations in 2006. Cash advance operating expenses increased $14.7 million, or 28.5%, primarily as a result of increased advertising expenditures, growth in expenses in the Company’s collection centers, the acquisition of CashNetUSA and the net establishment of 9 locations, which resulted in higher staffing levels.
     As a multi-unit operator in the consumer finance industry, the Company’s operations expenses are predominately related to personnel and occupancy expenses. Personnel expenses include base salary and wages, performance incentives, and benefits. Occupancy expenses include rent, property taxes, insurance, utilities, and maintenance. The combination of personnel and occupancy expenses represents 82.7% of total operations expenses in 2006 and 84.4% in 2005. The comparison is as follows ($ in thousands):

		% of		% of
	2006	Revenue	2005	Revenue
Personnel	$140,261	20.2%	$126,977	21.3%
Occupancy	64,609	9.3	60,416	10.1
Other	42,837	6.2	34,603	5.9

Total	$247,707	35.7%	$221,996	37.3%

     The increase in personnel expenses was mainly due to unit additions since 2005, an increase in staffing levels, including at the Company’s collection centers, the acquisition of CashNetUSA and normal recurring salary adjustments. The increase in occupancy expense was primarily due to unit additions, higher utility costs and property taxes.
     The Company realigned its administrative activities during 2007 to create more direct oversight of operations. This change resulted in an increase in operations expenses late in 2007. For comparison purposes, the Company reclassified the same direct expenses from earlier periods out of administrative expenses and into operations expenses. The amounts reclassified in 2006 and 2005 were $1.8 million and $1.6 million, respectively. There was no change in the total amount of expenses related to this reclassification.
Administration Expenses. Consolidated administration expenses, as a percentage of total revenue, were 7.3% in 2006 compared to 7.2% in 2005. The components of administration expenses are as follows ($ in thousands):

		% of		% of
	2006	Revenue	2005	Revenue
Personnel	$33,780	4.9%	$28,393	4.8%
Other	17,204	2.4	14,612	2.4

Total	$50,984	7.3%	$43,005	7.2%

     The increase in administration expenses was principally attributable to increased staffing levels consistent with the Company’s expansion into new markets and the internet distribution channel and an increase in accrued management incentive in conjunction with the financial performance of the Company compared to its business plan. The increase in these expenses was partially offset by a gain of $773,000 recognized from a partial insurance settlement in 2006 related to hurricanes in 2005.
     The Company realigned its administrative activities during 2007 to create more direct oversight of operations. This change resulted in an increase in operations expenses late in 2007. For comparison purposes, the Company reclassified the same direct expenses from earlier periods out of administrative expenses and into operations expenses. The amounts reclassified in 2006 and 2005 were $1.8 million and $1.6 million, respectively. There was no change in the total amount of expenses related to this reclassification.
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
     Total charge-offs less recoveries divided by total cash advances written decreased in 2006 to 3.9% compared to 4.3% in 2005. The decrease was partially related to underwriting changes made in late 2005 which resulted in lower loss rates, which in turn offset the reduction in year-over-year rates in cash advances written in 2006 compared to the prior year. The loss provision expense as a percentage of cash advances written was higher in 2006, increasing to 5.1% compared to 4.6% in the prior year mostly due to a significant increase in cash advance receivable balances as of year-end and the inclusion of the cash advance balance from online customers which carry a higher expected loss rate.
     The following table summarizes the cash advance loss provision and combined allowance for losses and accrued third-party lender losses for the years ended at December 31, 2006 and 2005, and contains certain non-GAAP measures with respect to the cash advances written by third-party lenders that are not included in the Company’s consolidated balance sheets and related statistics.  The Company believes that presenting these non-GAAP measures is meaningful and necessary because management evaluates and measures the cash advance portfolio performance on an aggregate basis including its evaluation of the loss provision for the Company-owned portfolio and the third-party lender-owned portfolio that the Company guarantees ($ in thousands).

	Year Ended December 31,
	2006	2005
Cash advance loss provision:
Loss provision on Company-owned cash advances	$59,284	$42,302
Loss provision on third-party owned cash advances	279	532

Combined cash advance loss provision	$59,563	$42,834

Charge-offs, net of recoveries	$46,080	$40,351

Cash advances written:
By the Company (a)	$817,186	$573,916
By third-party lenders (b) (c)	360,577	356,419

Combined cash advances written (b) (d)	$1,177,763	$930,335

Combined cash advance loss provision as a % of combined cash advances written (b) (d)	5.1%	4.6%
Charge-offs (net of recoveries) as a % of combined cash advances written (b) (d)	3.9%	4.3%

(a)	Cash advances written by the Company in its pawn and cash advance locations and through the Company’s internet distribution channel.

(b)	Non-GAAP presentation. For informational purposes and to provide a greater understanding of the Company’s businesses. Management believes that information provided with this level of detail is meaningful and useful in understanding the activities and business metrics of the Company’s operations.

(c)	Cash advances written by third-party lenders that were arranged by the Company on behalf of the third-party lenders, all at the Company’s pawn and cash advance locations and through the Company’s internet distribution channel.

(d)	Includes (i) cash advances written by the Company, and (ii) cash advances written by third-party lenders that were arranged by the Company on behalf of the third-party lenders, all at the Company’s pawn and cash advance locations and through the Company’s internet distribution channel.
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

Interest Expense. Interest expense as a percentage of total revenue decreased to 1.7% in 2006 from 1.8% in 2005. Interest expense increased $1.3 million, or 12.6%, to $11.9 million in 2006 as compared to $10.6 million in 2005. The increase was primarily due to the higher weighted average floating interest rate (6.2% during 2006 compared to 4.7% during 2005). The average amount of debt outstanding decreased during 2006 to $160.7 million from $168.3 million during 2005. The effective blended borrowing cost was 6.6% in 2006 and 6.3% in 2005.
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
Foreign Currency Transaction Gain (Loss). The Company held two notes receivable denominated in Swedish kronor in connection with its 2004 sale of its foreign pawn lending operations with a carrying value of $9.8 million at December 31, 2006. Exchange rate changes between the United States dollar and the Swedish kronor resulted in a net gain of $296,000 (net of a loss of $1.1 million from foreign currency forward contracts) in 2006 and a net loss of $834,000 (net of a gain of $731,000 from foreign currency forward contracts) in 2005. The foreign currency forward contracts totaling 68 million Swedish kronor (approximately $9.9 million at maturity) were established by the Company in 2005 to minimize the financial impact of currency market fluctuations.
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
Income Taxes. The Company’s effective tax rate for 2006 was 36.6% as compared to 36.8% for 2005.

LIQUIDITY AND CAPITAL RESOURCES
     The Company’s cash flows and other key indicators of liquidity are summarized as follows ($ in thousands):

	Year Ended December 31,
	2007		2006		2005
Operating activities cash flows	$273,073		$161,812		$123,320
Investing activities cash flows:
Pawn loans	(21,761)		(26,359)		(19,697)
Cash advances	(161,904)		(77,349)		(45,828)
Acquisitions	(82,557)		(64,927)		(19,937)
Property and equipment additions	(70,097)		(46,355)		(27,255)
Proceeds from sale of foreign notes	16,589		—		—
Proceeds from insurance claims	1,416		1,934		530
Proceeds from termination of contract and disposition of assets	—		2,198		486
Financing activities cash flows	42,218		55,917		(7,870)
Working capital	$302,275		$259,813		$232,556
Current ratio	3.8	x	3.2	x	4.8	x
Merchandise turnover	2.7	x	2.7	x	2.7	x
Cash flows from operating activities. Net cash provided by operating activities from continuing operations was $273.1 million for 2007, an increase of 68.8% compared to the prior year. Net cash generated by the Company’s pawn lending operations, cash advance operations and check cashing operations were $99.8 million, $172.7 million and $594,000, respectively. The improvement in cash flows from operating activities in 2007 as compared to 2006 was primarily due to the improvement in results of pawn lending operations, the addition of CashNetUSA and the growth and development of cash advance locations opened in recent periods.
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
Cash flows from investing activities. The Company’s pawn lending activities used cash of $21.8 million and cash advance activities used cash of $161.9 million during the current period. The Company also invested $70.1 million in property and equipment, including $17.6 million toward the development of a new point-of-sale system and $52.5 million for the establishment of new locations, the remodeling of certain locations, as well as development and enhancements to communications and information systems. In addition, the Company received $1.4 million of proceeds from insurance claims.
     During the year ended December 31, 2007, the Company’s acquisition of pawnshop assets used cash of $3.8 million. Additionally, the Company made two supplemental payments of $33.8 million and $43.4 million in February 2007 and November 2007, respectively, and paid other acquisition costs of approximately $1.7 million in connection with the acquisition of substantially all of the assets of The Check Giant LLC (“TCG”). To the extent that the defined multiple of earnings attributable to the business acquired from TCG exceeds the total amounts paid through the supplemental payment measurement dates, as defined in the asset purchase agreement, the Company will make additional payments to the sellers in May and November of 2008. As of December 31, 2007, the Company has accrued to accounts payable approximately $22.0 million for this payment based on the defined multiple of trailing twelve months earnings through

December 31, 2007. The next measurement date will be March 31, 2008. The magnitude of these payments could be significant if the past success of the business continues throughout 2008.
     In August 2007, the Company received gross proceeds in the amount of $16.8 million on the sale of notes receivable that it had received in September 2004 as part of the proceeds from its sale of Svensk Pantbelåning, its former Swedish pawn lending subsidiary to Rutland Partners LLP, for cash and two subordinated notes receivable. One of the notes receivable was convertible into approximately 27.7% of the parent company of Svensk Pantbelåning on a fully-diluted basis. In August 2007, Rutland Partners LLP sold Svensk Pantbelåning to a third party who also purchased the notes receivable from the Company. The Company’s total proceeds of $16.8 million represent $12.4 million in the repayment of principal, including $0.3 million of accrued interest owed on notes receivable and $4.4 million for the value of its conversion rights under the convertible note. For the year ended December 31, 2007, the Company recognized a pre-tax gain of approximately $6.3 million from the sale of the notes and related rights. Proceeds from the sale were used for general corporate purposes, including the repayment of debt and the repurchase of shares in the open market pursuant to an existing share repurchase authorization.
     Management anticipates that capital expenditures for 2008 will be approximately $50 to $60 million, primarily for the remodeling of selected operating units, for the continuing development and enhancements to communications and information systems, including the multi-year project to upgrade the Company’s proprietary point-of-sale and information system, and for the establishment of approximately three to ten combined total of new cash advance-only locations and pawnshops. The additional capital required to make supplemental acquisition payments related to the CashNetUSA acquisition and to pursue other acquisition opportunities is not included in the estimate of capital expenditures because of the uncertainties surrounding such payments or any potential transaction of this nature at this time. Management expects the implementation of the new point-of-sale system, which will occur during 2008, will result in a substantial increase in depreciation expense.
     Cash flows from financing activities. During 2007, the Company borrowed $90.1 million under its bank lines of credit. The Company reduced the balance owed on its senior unsecured notes by $21.1 million through the scheduled principal payments. Additional uses of cash included $4.1 million for dividends paid. On April 20, 2005, the Board of Directors authorized the Company’s repurchase of up to a total of 1,500,000 shares of its common stock (the “2005 authorization”). At its regularly scheduled meeting of its Board of Directors on October 24, 2007, the Board established a new authorization (the “2007 authorization”) for the repurchase of 1,500,000 shares and ended the 2005 authorization. Management expects to purchase shares of the Company from time to time in the open market, and funding will come from operating cash flow. During the year ended December 31, 2007, 667,600 shares were purchased for an aggregate amount of $23.6 million under the 2005 authorization and the 2007 authorization. In addition, 9,794 shares were acquired as partial payments of taxes for shares issued under stock-based compensation plans for an aggregate amount of $408,000. During 2007, stock options for 69,854 shares were exercised which generated $0.8 million of additional equity.
     In March 2007, the Company amended its line of credit to extend the final maturity by two years, to March 2012. The amended credit agreement also contained a provision for the ratable $50.0 million increase in the committed amounts, up to $300.0 million, upon the Company’s request and approval by the lenders. The Company exercised the increase provision on February 29, 2008. As a result, as of that date, the committed amount under its line of credit is $300.0 million. The line of credit agreement and the senior unsecured notes require that the Company maintain certain financial ratios. The Company is in compliance with all covenants and other requirements set forth in its debt agreements. A significant decline in demand for the Company’s products and services may cause the Company to reduce its planned level of capital expenditures and lower its working capital needs in order to maintain compliance with the financial ratios in those agreements. A violation of the credit agreement or the senior unsecured note agreements could result in an acceleration of the Company’s debt and increase the Company’s borrowing costs and could adversely affect the Company’s ability to renew its existing credit facility or obtain new credit on favorable terms in the future. The Company does not anticipate a significant decline in demand for its services and has historically been successful in maintaining compliance with and renewing its debt agreements.

     The following table summarizes the Company’s contractual obligations of its continuing operations at December 31, 2007, and the effect such obligations are expected to have on its liquidity and cash flow in future periods (in thousands):

	2008	2009	2010	2011	2012	Thereafter	Total
Bank line of credit	$—	$—	$—	$—	$171,777	$—	$171,777
Other long-term debt	8,500	8,500	6,667	8,939	15,939	68,455	117,000
Interest on other long-term debt (1)	7,356	6,744	6,132	5,724	5,175	13,062	44,193
Non-cancelable leases	36,461	29,498	19,688	14,252	8,886	23,856	132,641

Total	$52,317	$44,742	$32,487	$28,915	$201,777	$105,373	$465,611

(1)	Excludes interest obligations under the line of credit agreement. See Note 8 of Notes to Consolidated Financial Statements.
     Management believes that the borrowings available ($75.4 million at December 31, 2007) under the credit facilities, including the flexibility to increase its bank line of credit by $50.0 million, cash generated from operations and current working capital of $302.3 million should be sufficient to meet the Company’s anticipated capital requirements. Management intends to monitor the magnitude of the potential earn-out payments related to the CashNetUSA acquisition and may defer certain non-essential capital investments until after 2008.
Off-Balance Sheet Arrangements with Third-Party Lenders
     The Company arranges for consumers to obtain cash advance products from multiple independent third-party lenders through the CSO program. As of December 31, 2007, the CSO program was available to consumers in 319 of the Company’s lending locations and online borrowers located in the states of Florida and Texas. When a consumer executes a credit services agreement with the Company, the Company agrees, for a fee payable to the Company by the consumer, to provide a variety of credit services to the consumer, one of which is to guarantee the consumer’s obligation to repay the loan received by the consumer from the third-party lender if the consumer fails to do so. The Company discontinued the CSO program in Michigan in February 2007, and has since offered only cash advances underwritten by the Company to customers in that state. In January of 2008, the Company began offering a CSO program in the state of Maryland through its online platform.
     For cash advance products originated by third-party lenders, each lender is responsible for evaluating each of its customers’ applications, determining whether to approve a cash advance based on an application and determining the amount of the cash advance. The Company is not involved in the lenders’ cash advance approval processes or in determining the lenders’ approval procedures or criteria. At December 31, 2007, the outstanding amount of active cash advances originated by third-party lenders was $34.6 million.
     Since the Company may not be successful in collecting all amounts funded under the terms of its guaranty, the Company’s cash advance loss provision includes amounts estimated to be adequate to absorb credit losses from cash advances in the aggregate cash advance portfolio, including those expected to be assigned to the Company or acquired by the Company as a result of its guaranty obligations. Accrued losses of $1.8 million on portfolios owned by the third-party lenders are included in “Accounts payable and accrued expenses” in the consolidated balance sheets. The Company believes that this amount is adequate to absorb credit losses from cash advances expected to be assigned to the Company or acquired by the Company as a result of its guaranty obligations.

CAUTIONARY STATEMENT REGARDING RISKS AND UNCERTAINTIES THAT MAY AFFECT FUTURE RESULTS
     This Annual Report on Form 10-K, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains statements that are forward-looking, as that term is defined by the Private Securities Litigation Reform Act of 1995 or by the Securities and Exchange Commission in its rules. The Company intends that all forward-looking statements be subject to the safe harbors created by these laws and rules. The actual results of the Company could differ materially from those indicated by the forward-looking statements because of various risks and uncertainties including, without limitation, changes in demands for the Company’s services, the actions of third parties who offer products and services at the Company’s locations, fluctuations in the price of gold, changes in competition, the ability of the Company to open new operating units in accordance with its plans, economic conditions, real estate market fluctuations, interest rate fluctuations, changes in the capital markets, changes in foreign currency exchange rates, changes in tax and other laws and governmental rules and regulations applicable to the Company’s business, the effect of such changes on the Company’s business or the markets in which it operates, or the ability to successfully integrate newly acquired businesses into the Company’s operations. When used in this Annual Report on Form 10-K, the words “believes,” “estimates,” “plans,” “expects,” “anticipates,” and similar expressions as they relate to the Company or its management are intended to identify forward-looking statements. All forward-looking statements are based on current expectations regarding important risk factors. These risks and uncertainties are beyond the ability of the Company to control, and, in many cases, the Company cannot predict all of the risks and uncertainties that could cause its actual results to differ materially from those expressed in the forward-looking statements. Such statements should not be regarded as a representation by the Company or any other person that the results expressed in the statements will be achieved.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Market risks relating to the Company’s operations result primarily from changes in interest rates, foreign currency exchange rates and gold prices. The Company does not engage in speculative or leveraged transactions, nor does it hold or issue financial instruments for trading purposes.
Interest Rate Risk. Management’s objective is to minimize the cost of borrowing through an appropriate mix of fixed and floating rate debt. Derivative financial instruments, such as interest rate cap agreements, may be used for the purpose of managing fluctuating interest rate exposures that exist from ongoing business operations. In December 2007, the Company entered into an interest rate cap agreement with a notional amount of $10.0 million of the Company’s outstanding floating rate line of credit for a term of 24 months at a fixed LIBOR rate of 4.75%. This interest rate cap agreement was perfectly effective at December 31, 2007. The Company had variable rate borrowings outstanding of $171.8 million and $81.7 million at December 31, 2007 and 2006, respectively. Interest rates on $10.0 million of the net variable rate borrowings at December 31, 2007 were capped at 4.75%. Interest rates on $15.0 million of the net variable rate borrowings at December 31, 2006 were capped at 4.5%. If prevailing interest rates were to increase 100 basis points over the rates at December 31, 2007 and 2006, respectively, and the variable rate borrowings outstanding remained constant, the Company’s interest expense would increase by $1.6 million and $667,000, and net income after taxes would decrease by $1.1 million and $433,000 in 2007 and 2006, respectively.
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
Foreign Currency Exchange Risk. The Company is subject to the risk of an unexpected change in British pound exchange rates as a result of its loans to residents of the United Kingdom. As a result of fluctuations in the British pound, the Company recorded foreign currency transaction losses of $87,000 in 2007. Forward contracts in the amount of 1.0 million British pounds were established in 2007 to minimize the effect of market fluctuations. A hypothetical 10% decline in the exchange rate of the British pound at December 31, 2007 would have decreased net income by $171,000.
     In addition, the notes receivable received in the sale of the Company’s foreign operations subjected the Company to the risk of unexpected changes in Swedish kronor exchange rates. The Company recorded a net gain of $63,000 as a result of fluctuations in the Swedish kronor during 2007. These notes receivable were sold in August 2007.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Cash America International, Inc.:
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, stockholders’ equity, comprehensive income and cash flows present fairly, in all material respects, the financial position of Cash America International, Inc. and its subsidiaries at December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.
Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
February 20, 2008

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
     Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. In making its assessment of the effectiveness of the Company’s internal control over financial reporting, management of the Company has utilized the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
     Based on management’s assessment, we concluded that, as of December 31, 2007, the Company’s internal control over financial reporting is effective based on those criteria.
     The effectiveness of the Company’s internal control over financial reporting as of December 31, 2007 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in this Form 10-K.

/s/ DANIEL R. FEEHAN Daniel R. Feehan	/s/ THOMAS A. BESSANT, JR. Thomas A. Bessant, Jr.
President and Chief Executive Officer	Executive Vice President and Chief Financial Officer

February 29, 2008	February 29, 2008

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31,
	2007	2006
Assets
Current assets:
Cash and cash equivalents	$22,725	$25,723
Pawn loans	137,319	127,384
Cash advances, net	88,148	79,975
Merchandise held for disposition, net	98,134	87,060
Finance and service charges receivable	26,963	25,377
Other receivables and prepaid expenses	16,292	16,128
Deferred tax assets	20,204	16,324

Total current assets	409,785	377,971
Property and equipment, net	161,676	119,261
Goodwill	306,221	238,499
Intangible assets, net	23,484	27,477
Other assets	3,478	13,036

Total assets	$904,644	$776,244

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$87,399	$91,217
Customer deposits	7,856	7,464
Income taxes currently payable	3,755	2,691
Current portion of long-term debt	8,500	16,786

Total current liabilities	107,510	118,158
Deferred tax liabilities	18,584	12,770
Other liabilities	1,671	1,625
Long-term debt	280,277	202,963

Total liabilities	408,042	335,516

Commitments and contingencies (Note 10)

Stockholders’ equity:
Common stock, $.10 par value per share, 80,000,000 shares authorized, 30,235,164 shares issued	3,024	3,024
Additional paid-in capital	163,581	161,683
Retained earnings	363,180	287,962
Accumulated other comprehensive income	16	20
Notes receivable secured by common stock	—	(18)
Treasury shares, at cost (1,136,203 shares and 565,840 shares at December 31, 2007 and 2006, respectively)	(33,199)	(11,943)

Total stockholders’ equity	496,602	440,728

Total liabilities and stockholders’ equity	$904,644	$776,244

See notes to consolidated financial statements.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	Year Ended December 31,
	2007	2006	2005
Revenue
Finance and service charges	$160,960	$149,472	$139,772
Proceeds from disposition of merchandise	396,821	334,036	300,192
Cash advance fees	355,196	195,105	142,068
Check cashing fees, royalties and other	16,417	15,901	13,731

Total Revenue	929,394	694,514	595,763
Cost of Revenue
Disposed merchandise	246,792	204,929	183,799

Net Revenue	682,602	489,585	411,964

Expenses
Operations	304,480	247,707	221,996
Cash advance loss provision	155,238	59,563	42,834
Administration	57,250	50,984	43,005
Depreciation and amortization	32,125	27,312	23,417

Total Expenses	549,093	385,566	331,252

Income from Operations	133,509	104,019	80,712
Interest expense	(16,021)	(11,945)	(10,610)
Interest income	1,041	1,631	1,614
Foreign currency transaction (loss) gain	(24)	296	(834)
Gain from termination of contract	—	2,167	—
Gain on sale of foreign notes	6,260	—	—

Income from Continuing Operations before Income Taxes	124,765	96,168	70,882
Provision for income taxes	45,419	35,228	26,061

Income from Continuing Operations	79,346	60,940	44,821

Loss from disposal of discontinued operations before income tax benefit	—	—	(56)
Income tax benefit	—	—	253

Income from discontinued operations	—	—	197

Net Income	$79,346	$60,940	$45,018

Earnings Per Share:
Basic —
Income from continuing operations	$2.68	$2.05	$1.53
Income from discontinued operations	$—	$—	$0.01
Net income	$2.68	$2.05	$1.54
Diluted —
Income from continuing operations	$2.61	$2.00	$1.48
Income from discontinued operations	$—	$—	$0.01
Net income	$2.61	$2.00	$1.49
Weighted average common shares outstanding:
Basic	29,643	29,676	29,326
Diluted	30,349	30,532	30,206
Dividends declared per common share	$0.14	$0.10	$0.10
See notes to consolidated financial statements.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	Year Ended December 31,
	2007		2006		2005
	Shares	Amount	Shares	Amount	Shares	Amount
Common stock
Balance at end of year	30,235,164	$3,024	30,235,164	$3,024	30,235,164	$3,024

Additional paid-in capital
Balance at beginning of year		161,683		156,557		154,294
Shares issued under stock-based plans		(2,015)		(2,765)		(445)
Stock-based compensation expense		3,060		2,623		1,677
Excess tax benefit from
stock-based compensation		853		5,268		1,031

Balance at end of year		163,581		161,683		156,557

Retained earnings
Balance at beginning of year		287,962		229,975		187,860
Net income		79,346		60,940		45,018
Dividends declared		(4,128)		(2,953)		(2,903)

Balance at end of year		363,180		287,962		229,975

Accumulated other comprehensive income (loss)
Balance at beginning of year		20		(5)		—
Unrealized derivatives (loss) gain		(20)		25		(5)
Foreign currency translation gain		16		—		—

Balance at end of year		16		20		(5)

Notes receivable secured by common stock
Balance at beginning of year		(18)		(2,488)		(2,488)
Payments on notes receivable		18		2,470		—

Balance at end of year		—		(18)		(2,488)

Treasury shares at cost
Balance at beginning of year	(565,840)	(11,943)	(999,347)	(12,347)	(938,386)	(8,754)
Purchases of treasury shares	(675,293)	(24,032)	(258,063)	(9,602)	(298,210)	(6,239)
Shares issued under stock-based plans	104,930	2,776	691,570	10,006	237,249	2,646

Balance at end of year	(1,136,203)	(33,199)	(565,840)	(11,943)	(999,347)	(12,347)

Total Stockholders’ Equity		$496,602		$440,728		$374,716

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Year Ended December 31,
	2007	2006	2005

Net income	$79,346	$60,940	$45,018
Other comprehensive loss —
Unrealized derivative (loss) gain, net of tax expense (benefit) of $(11), $14 and $(3)	(20)	25	(5)
Foreign currency translation gain, net of tax expense of $9	16	—	—

Total Comprehensive Income	$79,342	$60,965	$45,013

See notes to consolidated financial statements.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2007	2006	2005
Cash Flows from Operating Activities of Continuing Operations:
Net income	$79,346	$60,940	$45,018
Income from discontinued operations	—	—	(197)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	32,125	27,312	23,417
Cash advance loss provision	155,238	59,563	42,834
Stock-based compensation expense	3,060	2,623	1,677
Foreign currency transaction (gain) loss	24	(296)	834
Gain on termination of contract	—	(2,167)	—
Gain on sale of foreign notes	(6,260)	—	—
Changes in operating assets and liabilities —
Merchandise held for disposition	1,765	7,128	12,499
Finance and service charges receivable	(2,305)	(4,579)	(1,861)
Other receivables and prepaid expenses	(2,216)	(4,981)	(3,191)
Accounts payable and accrued expenses	8,968	17,969	4,264
Customer deposits, net	328	696	461
Current income taxes, net	1,917	6,510	229
Excess income tax benefit from stock-based compensation	(853)	(5,268)	(1,031)
Deferred income taxes, net	1,936	(3,638)	(1,633)

Net cash provided by operating activities of continuing operations	273,073	161,812	123,320

Cash Flows from Investing Activities of Continuing Operations:
Pawn loans made	(435,046)	(395,104)	(361,077)
Pawn loans repaid	218,920	210,177	202,015
Principal recovered on forfeited loans through dispositions	194,365	158,568	139,365
Cash advances made, assigned or purchased	(1,162,952)	(759,822)	(624,303)
Cash advances repaid	1,001,048	682,473	578,475
Acquisitions, net of cash acquired	(82,557)	(64,927)	(19,937)
Purchases of property and equipment	(70,097)	(46,355)	(27,255)
Proceeds from sale of foreign notes	16,589	—	—
Proceeds from insurance claims	1,416	1,934	530
Proceeds from disposition of assets and termination of contract	—	2,198	486

Net cash used by investing activities of continuing operations	(318,314)	(210,858)	(111,701)

Cash Flows from Financing Activities of Continuing Operations:
Net borrowings (repayments) under bank line of credit	90,100	10,540	(21,346)
Issuance of long-term notes	—	60,000	40,000
Debt issuance costs paid	(282)	(261)	(1,328)
Payments on notes payable and other obligations	(21,072)	(16,786)	(19,286)
Payments on notes receivable secured by common stock	18	2,470	—
Proceeds from exercise of stock options	761	7,241	2,202
Excess income tax benefit from stock-based compensation	853	5,268	1,031
Treasury shares purchased	(24,032)	(9,602)	(6,240)
Dividends paid	(4,128)	(2,953)	(2,903)

Net cash provided (used) by financing activities of continuing operations	42,218	55,917	(7,870)

Effect of exchange rates on cash	25	—	—

Net (decrease) increase in cash and cash equivalents	(2,998)	6,871	3,749
Cash and cash equivalents at beginning of year	25,723	18,852	15,103

Cash and cash equivalents at end of year	$22,725	$25,723	$18,852

See notes to consolidated financial statements.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Nature of the Company
     Cash America International, Inc. (the “Company”) is a provider of specialty financial services to individuals. The Company offers secured non-recourse loans, commonly referred to as pawn loans, to individuals through its pawn lending operations. The pawn loan portfolio generates finance and service charges revenue. A related activity of the pawn lending operations is the disposition of merchandise, primarily collateral from unredeemed pawn loans. The Company also offers unsecured cash advances in selected lending locations and over the internet and on behalf of independent third-party lenders in other locations and over the internet. In addition, the Company provides check cashing and related financial services through many of its lending locations and through its franchised and company-owned check cashing centers. Since the acquisition of the assets of The Check Giant, LLC (“TCG”) in September 2006, the Company has offered short-term cash advances exclusively over the internet under the name “CashNetUSA” in the United States and, beginning in July 2007, under the name “QuickQuid” in the United Kingdom.
     On September 15, 2006, the Company, through its wholly-owned subsidiary Cash America Net Holdings, LLC, purchased substantially all of the assets of TCG, which offered short-term cash advances exclusively over the internet under the name “CashNetUSA.” The Company paid an initial purchase price of approximately $35.9 million in cash at closing and transaction costs of approximately $2.9 million. The operating results of CashNetUSA have been included in the Company’s consolidated financial statements from the date of acquisition. See Note 3.
     As of December 31, 2007, the Company had 942 total locations and an internet-based subsidiary offering products and services to its customers. The pawn lending operations consisted of 499 pawnshops, including 485 owned units and 14 unconsolidated franchised units in 22 states. The cash advance operations consisted of 304 locations in seven states, and CashNetUSA which serves multiple markets through its internet distribution channel and had cash advances outstanding in 32 states and the United Kingdom. The check cashing operations consisted of 139 total locations, including 134 franchised and five company-owned check cashing centers in 18 states.
2. Summary of Significant Accounting Policies
Basis of Presentation • The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.
Use of Estimates • The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. On an ongoing basis, management evaluates its estimates and judgments, including those related to revenue recognition, merchandise held for disposition, allowance for losses on cash advances, long-lived and intangible assets, income taxes, contingencies and litigation. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions.
Foreign Currency Translations • Notes receivable and related interest receivable resulting from the sale of the Company’s foreign pawn lending operations are denominated in Swedish kronor. The balances are

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
translated into U.S. dollars at the exchange rates in effect at the balance sheet date. Interest income on the notes was translated at the monthly average exchange rates. In August 2007, the Company completed the sale of these notes. See Note 21. All realized and unrealized transaction gains and losses are included in determining net income for the reporting period.
     The functional currency for the Company’s subsidiary (CashEuroNet UK, LLC) is the British pound. The assets and liabilities of this subsidiary are translated into U.S. dollars at the exchange rates in effect at each balance sheet date, and the resulting adjustments are accumulated in other comprehensive income (loss) as a separate component of stockholders’ equity. Revenue and expenses are translated at the monthly average exchange rates occurring during each year.
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

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
     The allowance deducted from the carrying value of cash advances was $25.7 million and $19.5 million at December 31, 2007 and 2006, respectively. The accrual for losses on third-party lender-owned cash advances was $1.8 million and $1.2 million at December 31, 2007 and 2006, respectively. See Note 4.
Merchandise Held for Disposition and Cost of Disposed Merchandise • Merchandise held for disposition includes merchandise acquired from unredeemed loans, merchandise purchased directly from the public and merchandise purchased from vendors. Merchandise held for disposition is stated at the lower of cost (specific identification) or market. The cost of merchandise, computed on the specific identification basis, is removed from merchandise held for disposition and recorded as a cost of revenue at the time of sale. Cash received upon the sale of forfeited merchandise is classified as a recovery of principal on unredeemed loans under investing activities and any related profit or loss on disposed merchandise is included in operating activities in the period when the merchandise is sold. The Company provides an allowance for valuation and shrinkage based on management’s evaluation of the characteristics of the merchandise. The allowance deducted from the carrying value of merchandise held for disposition amounted to $2.0 million and $1.9 million at December 31, 2007 and 2006, respectively.

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
Software Development Costs • The Company develops computer software for internal use. Internal and external costs incurred for the development of computer applications, as well as for upgrades and enhancements that result in additional functionality of the applications, are capitalized. Internal and external training and maintenance costs are charged to expense as incurred. When an application is placed in service, the Company begins amortizing the related capitalized software costs using the straight-line method based on its estimated useful life which currently ranges from 3 to 5 years.
Goodwill and Other Intangible Assets • SFAS No. 142, “Goodwill and Other Intangible Assets,” became effective January 1, 2002, and, as a result, the Company discontinued the amortization of goodwill as of that date. In lieu of amortization, the Company is required to perform an impairment review of goodwill at least annually. The Company completed its reviews during 2007, 2006 and 2005. Based on the results of these tests, management determined that there was no impairment as the respective fair values of each of the Company’s reporting units exceeded their respective carrying amounts. See Note 6.
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
     Effective January 1, 2007, the Company began accounting for uncertainty in income taxes recognized in the consolidated financial statements in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 requires that a more-likely-than-not threshold be met before the benefit of a tax position may be recognized in the consolidated financial statements and prescribes how such benefit should be measured. It also provides guidance on derecognition, classification, accrual of interest and penalties, accounting in interim periods, disclosure and transition. It requires that the new standard be applied to the balances of assets and

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS(Continued)
liabilities as of the beginning of the period of adoption and that a corresponding adjustment be made to the opening balance of retained earnings. See Note 9.
     It is the Company’s policy to classify interest and penalties on income tax liabilities as interest expense and administrative expense, respectively. The Company did not change its policy on classification of such amounts upon adoption of FIN 48.
Hedging and Derivatives Activity • As a policy, the Company does not engage in speculative or leveraged transactions, nor does it hold or issue financial instruments for trading purposes. The Company does periodically use derivative financial instruments, such as interest rate cap agreements, for the purpose of managing interest rate exposures that exist from ongoing business operations. In December 2007, the Company entered into an interest rate cap agreement that has been determined to be a perfectly effective cash flow hedge pursuant to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), and its corresponding amendments under SFAS No. 138 “Accounting for Certain Derivative Instruments and Certain Hedging Activities — an Amendment of FASB Statement No. 133” (“SFAS 138”) and SFAS No. 149 “Amendment of FASB Statement No. 133 on Derivative and Hedging Activities” (“SFAS 149”). The fair value of the interest rate cap agreement is recognized in the accompanying consolidated balance sheets and changes in its fair value are recognized in accumulated other comprehensive income/loss. The Company also entered into foreign currency forward contracts in 2007 to minimize the effect of market fluctuations. See Note 13. The Company may periodically enter into forward sale contracts with a major gold bullion bank to sell refined gold that is produced in the normal course of business from the Company’s liquidation of forfeited gold merchandise. These contracts are not accounted for as derivatives because they meet the criteria for the normal purchases and normal sales scope exception in SFAS 133.
Operations and Administration Expenses • Operations expenses include expenses incurred for personnel, occupancy and marketing that are directly related to the pawn lending, cash advance and check cashing operations. These costs are incurred within the lending locations and the Company’s call centers for customer service and collections. In addition, similar costs related to non-home office management supervision, oversight of locations and similar costs incurred by the Retail Services Division for the oversight of the Company’s physical lending locations are included in operations expenses. Administration expenses include expenses incurred for personnel and general office activities such as accounting and legal directly related to corporate administrative functions.
Marketing Expenses • Costs of advertising and direct customer procurement are expensed at the time of first occurrence and included in operating expenses. Advertising expense for continuing operations was $35.0 million, $18.5 million and $12.9 million for the years ended December 31, 2007, 2006, and 2005, respectively.
Stock-Based Compensation • Beginning January 1, 2006, the Company has accounted for its stock-based employee compensation plans in accordance with Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS 123R”), using the modified prospective method. Under the modified prospective method, the Company is required to recognize compensation expense over the remaining vesting periods for the portion of stock-based awards for which the requisite service had not been rendered as of January 1, 2006. Prior to January 1, 2006, stock-based compensation was accounted for in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees,” often referred to as the “intrinsic value” based method, and no compensation expense was recognized for the stock options. The consolidated financial statements for the year ended December 31, 2005, which was prior to the adoption of SFAS 123R, have not been restated and do not reflect the recognition of the compensation cost related to the stock options. The Company has elected to use the transition method of FASB Staff

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Position FAS 123(R)-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Awards” (“FSP FAS 123 (R)-3”), the “short-cut method” to determine its pool of windfall tax benefits as of January 1, 2006. The following table illustrates the effect on net income and earnings per share had the Company applied SFAS No. 123R for the year ended December 31, 2005 (in thousands, except per share amounts).

2005
Income from continuing operations – as reported	$44,821
Deduct: Stock-based compensation expense (a)	65

Income from continuing operations – pro forma	$44,756

Net income – as reported	$45,018
Deduct: Stock-based employee compensation expense (a)	65

Net income – pro forma	$44,953

Net income per share –
Basic:
Income from continuing operations – as reported	$1.53
Income from continuing operations – pro forma	$1.53
Net income – as reported	$1.54
Net income – pro forma	$1.54
Diluted:
Income from continuing operations – as reported	$1.48
Income from continuing operations – pro forma	$1.48
Net income – as reported	$1.49
Net income – pro forma	$1.48

(a)	Determined under fair value based method for all awards, net of related tax effects. “All awards” refers to awards granted, modified, or settled in fiscal periods beginning after December 15, 1994, that is, options for which the fair value was required to be measured under SFAS 123.
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

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     The following table sets forth the reconciliation of numerators and denominators of basic and diluted earnings per share computations for the years ended December 31, 2007, 2006 and 2005 (in thousands, except per share amounts):

	2007	2006	2005
Numerator:
Income from continuing operations available to common stockholders	$79,346	$60,940	$44,821
Income from discontinued operations available to common stockholders	—	—	197

Net income available to common shareholders	$79,346	$60,940	$45,018

Denominator:
Total weighted average basic shares(1)	29,643	29,676	29,326
Effect of shares applicable to stock option plans	351	488	528
Effect of restricted stock unit compensation plans	355	368	352

Total weighted average diluted shares	30,349	30,532	30,206

Basic earnings per share:
Income from continuing operations	$2.68	$2.05	$1.53
Income from discontinued operations	—	—	0.01

Net income	$2.68	$2.05	$1.54

Diluted earnings per share:
Income from continuing operations	$2.61	$2.00	$1.48
Income from discontinued operations	—	—	0.01

Net income	$2.61	$2.00	$1.49

(1)	Included in “Total weighted average basic shares” are vested restricted stock units of 160, 98 and 47 as well as shares in a non-qualified savings plan of 57, 59 and 64 for the years ended December 31, 2007, 2006 and 2005, respectively.
     There were no anti-dilutive shares for the years ended December 31, 2007, 2006 and 2005.
Recent Accounting Pronouncements • In September 2006, FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value to be the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date and emphasizes that fair value is a market-based measurement, not an entity-specific measurement. It establishes a fair value hierarchy and expands disclosures about fair value measurements in both interim and annual periods. SFAS 157 will be effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. In December 2007, FASB issued proposed FASB Staff Position (“FSP”) FAS 157-b, which delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed in the financial statements on a nonrecurring basis. The proposed FSP partially defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. The Company does not expect SFAS 157 to have a material effect on the Company’s financial position or results of operations.
     In February 2007, FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits entities to choose, at specified election dates, to measure eligible items at fair value (the “fair value option”) and requires an entity to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Upfront costs and fees related to items for which the

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
fair value option is elected shall be recognized in earnings as incurred and not deferred. SFAS 159 will be effective for fiscal years beginning after November 15, 2007. The Company does not expect SFAS 159 to have a material effect on the Company’s financial position or results of operations.
     In December 2007, FASB issued Statement of Financial Accounting Standards No. 141, “Business Combinations – Revised” (“SFAS 141(R)”).  SFAS 141(R) establishes principles and requirements for how an acquirer in a business combination: recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase price; and, determines what information to disclose to enable users of the consolidated financial statements to evaluate the nature and financial effects of the business combination.  SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. In the past, the Company has completed significant acquisitions. The application of SFAS 141(R) will cause management to evaluate future transaction returns under different conditions, particularly the near term and long term economic impact of expensing transaction costs up front.
Reclassifications • Certain amounts in the consolidated financial statements for 2006 and 2005 have been reclassified to conform to the presentation format adopted in 2007. These reclassifications have no effect on net income previously reported.
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
     The Company also agreed to pay up to five supplemental earn-out payments during the two-year period after the closing. The amount of supplemental payments are based on a multiple of earnings attributable to CashNetUSA’s business for the twelve months preceding the date of determining each scheduled supplemental payment. Each supplemental payment is reduced by amounts previously paid. The supplemental payments are to be paid in cash within 45 days of the payment measurement date. The Company may, at its option, pay up to 25% of each supplemental payment in shares of its common stock based on an average share price as of the measurement date thereby reducing the amount of the cash payment. Management expects all of these supplemental payments will be accounted for as goodwill.
     The first supplemental payment of approximately $33.8 million, which was paid in February 2007 in cash, was based on the trailing twelve months earnings of CashNetUSA through December 31, 2006 and reflects adjustments for amounts previously paid. A second payment of $43.4 million was determined as of September 30, 2007 and was paid in cash in November 2007. Total purchase price payments through the September 2007 measurement date were $113.1 million. Subsequent measurement dates of March 31 and September 30, 2008 will be calculated at 5.0 times trailing twelve month earnings. As of December 31, 2007, the Company has accrued for the payment of approximately $22.0 million as an addition to goodwill and accounts payable based on the defined multiple of 5.0 times trailing twelve months earnings through December 31, 2007. Pursuant to the terms of the purchase agreement with CashNetUSA, payments

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
determined at the March 31 and September 30, 2007 measurement dates were calculated at 5.5 times trailing twelve month earnings.
     As of December 31, 2006, the purchase price of CashNetUSA, including the accrued contingent payment as of December 31, 2006, was allocated as follows (in thousands):

Cash advances	$18,677
Property and equipment	1,562
Goodwill	46,871
Intangible assets	6,264
Other assets, net	9

Net assets acquired	73,383
Cash considerations payable	(33,761)
Acquisition costs payable	(844)

Total cash paid for acquisition	$38,778

     During the year ended December 31, 2007, the Company also acquired the assets of five pawnshops and made payment on a pawnshop over which it acquired management control in December 2006. The aggregate cash payments for these acquisitions were $3.8 million.
     During 2006, the Company acquired certain assets of 19 pawnshop locations in purchase transactions for a total purchase price of $27.2 million. The excess of cost of acquired assets over the net amounts assigned to assets acquired and liabilities assumed was recognized as goodwill.
     In 2005 the Company acquired the assets of nine pawnshops and a cash advance location in purchase transactions for an aggregate purchase price of $19.0 million. Three of the nine pawnshops acquired in 2005 were franchised locations operated by an entity controlled by the Chairman of the Board of Directors of the Company. See Note 19.
     All of the amounts of goodwill recorded in the acquisitions are expected to be deductible for tax purposes.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     The following table provides information concerning the other acquisitions made by the Company’s continuing operations during 2007, 2006 and 2005 (excluding CashNetUSA) ($ in thousands):

	2007	2006	2005
Number of stores acquired:
Pawnshops	5	19	9
Cash advance locations	—	—	1
Purchase price allocated to:
Pawn loans	$607	$4,365	$3,631
Finance and service charges receivable	75	467	383
Cash advances and fees receivable	38	810	34
Merchandise held for disposition, net	406	2,885	1,283
Property and equipment	47	178	189
Goodwill	1,632	16,668	11,386
Intangible assets	217	1,475	2,170
Other (liabilities) assets, net	(65)	367	(78)

Total purchase price, net of cash acquired	2,957	27,215	18,998
Final cash settlement for prior year acquisition	—	—	850
Purchase price adjustments for prior year acquisition	852	—	159
Cash consideration payable	—	(1,066)	(70)

Total cash paid for acquisitions	$3,809	$26,149	$19,937

4. Cash Advances, Allowance for Losses and Accruals for Losses on Third-Party Lender-Owned Cash Advances
     The Company offers cash advance products through its cash advance locations, in most of its pawnshops and over the internet. The cash advance products are generally offered as single payment cash advance loans. These cash advance loans typically have a term of 7 to 45 days and are generally payable on the customer’s next payday. The Company originates cash advances in some of its locations and online. It arranges for customers to obtain cash advances from independent third-party lenders in other locations and online. In a cash advance transaction, a customer executes a promissory note or other repayment agreement typically supported by that customer’s personal check or authorization to debit the customer’s checking account via an ACH transaction. Customers may repay the amount due either with cash, by allowing their check to be presented for collection, or by allowing their checking account to be debited via an ACH transaction.
     The Company offers services in connection with single payment cash advances originated by independent third-party lenders, whereby the Company acts as a credit services organization on behalf of consumers in accordance with applicable state laws (the “CSO program”). The CSO program includes arranging loans with independent third-party lenders, assisting in the preparation of loan applications and loan documents, and accepting loan payments.  To assist the customer in obtaining a loan through the CSO program, the Company also, as part of the credit services it provides to the customer, guarantees, on behalf of the customer, the customer’s payment obligations to the third-party lender under the loan.  A customer who obtains a loan through the CSO program pays the Company a fee for the credit services, including the guaranty, and enters into a contract with the Company governing the credit services arrangement.  Losses on cash advances acquired by the Company as a result of its guaranty obligations are the responsibility of the Company.  As of December 31, 2007, the CSO program was offered in Texas and Florida. The Company discontinued the CSO program in Michigan in February 2007, and has since offered only cash advances underwritten by the Company to customers in that state. In January of 2008, the Company began offering a CSO program in the state of Maryland through its online platform.

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
     Cash advances outstanding at December 31, 2007 and 2006, were as follows (in thousands):

	December 31,
	2007	2006
Funded by the Company:
Active cash advances and fees receivable	$76,620	$69,489
Cash advances and fees in collection	24,099	24,499

Total Funded by the Company	100,719	93,988
Purchased by the Company from third-party lenders	13,105	5,500

Company-owned cash advances and fees receivable, gross	113,824	99,488
Less: Allowance for losses	25,676	19,513

Cash advances and fees receivable, net	$88,148	$79,975

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Changes in the allowance for losses for the Company-owned portfolio and the accrued loss for third-party lender-owned portfolio for the years ended December 31, 2007, 2006 and 2005 were as follows (in thousands):

	2007	2006	2005
Allowance for Company-owned cash advances
Balance at beginning of year	$19,513	$6,309	$4,358
Cash advance loss provision	154,563	59,284	42,302
Charge-offs	(163,350)	(56,276)	(50,145)
Recoveries	14,950	10,196	9,794

Balance at end of year	$25,676	$19,513	$6,309

Accrual for third-party lender-owned cash advances
Balance at beginning of year	$1,153	$874	$342
Increase in loss provision	675	279	532

Balance at end of year	$1,828	$1,153	$874

     Cash advances assigned to the Company for collection were $93.6 million, $33.8 million and $67.6 million during 2007, 2006 and 2005, respectively. The Company’s participation interest in unrelated third-party lender originated cash advances was $-0- at December 31, 2007 and 2006. As of December 31, 2005, the Company held participation interests of $2.6 million related to programs funded through banks.
5. Property and Equipment
     Major classifications of property and equipment at December 31, 2007 and 2006 were as follows (in thousands):

	2007			2006
		Accumulated			Accumulated
	Cost	Depreciation	Net	Cost	Depreciation	Net
Land	$4,955	$—	$4,955	$4,955	$—	$4,955
Buildings and leasehold improvements	150,908	(71,381)	79,527	130,230	(64,520)	65,710
Furniture, fixtures and equipment	95,667	(59,284)	36,383	79,931	(48,272)	31,659
Computer software	62,124	(21,313)	40,811	35,358	(18,421)	16,937

Total	$313,654	$(151,978)	$161,676	$250,474	$(131,213)	$119,261

     The Company recognized depreciation expense of $27.7 million, $23.7 million and $20.1 million during 2007, 2006 and 2005, respectively.
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
Goodwill • Changes in the carrying value of goodwill for the years ended December 31, 2007 and 2006 were as follows (in thousands):

	Pawn	Cash	Check
	Lending	Advance	Cashing	Consolidated
Balance as of January 1, 2007, net of amortization of $20,788	$141,700	$91,489	$5,310	$238,499
Acquisitions	1,632	65,866	—	67,498
Adjustments	224	—	—	224

Balance as of December 31, 2007	$143,556	$157,355	$5,310	$306,221

Balance as of January 1, 2006, net of amortization of $20,788	$125,059	$44,618	$5,310	$174,987
Acquisitions	16,668	46,871	—	63,539
Adjustments	(27)	—	—	(27)

Balance as of December 31, 2006	$141,700	$91,489	$5,310	$238,499

Acquired Intangible Assets • Acquired intangible assets that are subject to amortization as of December 31, 2007 and 2006, were as follows (in thousands):

	2007			2006
		Accumulated			Accumulated
	Cost	Depreciation	Net	Cost	Depreciation	Net
Non-competition agreements	$11,155	$(5,230)	$5,925	$11,065	$(3,403)	$7,662
Customer relationships	9,798	(7,095)	2,703	9,674	(5,017)	4,657
Lead provider relationships	1,939	(501)	1,438	1,877	(125)	1,752
Other	456	(122)	334	526	(120)	406

Total	$23,348	$(12,948)	$10,400	$23,142	$(8,665)	$14,477

     Non-competition agreements are amortized over the applicable terms of the contracts. Customer and lead provider relationships are generally amortized over five to six years based on the pattern of economic benefits provided. At December 31, 2007 and 2006, tradenames of $5.4 million and $5.3 million, respectively, and licenses of $7.7 million obtained in conjunction with acquisitions are not subject to amortization.
Amortization • Amortization expense for the acquired intangible assets is as follows (in thousands):

Actual amortization expense for the year ended December 31:
2007	$4,396
2006	3,653
2005	3,230

Estimated future amortization expense for the years ended December 31:
2008	$3,604
2009	2,738
2010	1,012
2011	693
2012	338

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
7. Accounts Payable and Accrued Expenses
     Accounts payable and accrued expenses at December 31, 2007 and 2006, were as follows (in thousands):

	2007	2006
Trade accounts payable	$20,754	$16,248
Accrued taxes, other than income taxes	5,664	3,850
Accrued payroll and fringe benefits	21,198	21,326
Accrued interest payable	800	1,456
Purchase consideration payable	22,704	33,761
Accrual for losses on third-party lender-owned cash advances	1,828	1,153
Acquisition costs payable	—	844
Other accrued liabilities	14,451	12,579

Total	$87,399	$91,217

8. Long-term Debt
     The Company’s long-term debt instruments and balances outstanding at December 31, 2007 and 2006, were as follows (in thousands):

	2007	2006
Line of credit up to $250.0 million, due 2012	$171,777	$81,677
6.21% senior unsecured notes due 2021	25,000	25,000
6.09% senior unsecured notes due 2016	35,000	35,000
6.12% senior unsecured notes due 2015	40,000	40,000
7.20% senior unsecured notes due 2009	17,000	25,500
7.10% senior unsecured notes due 2008	—	8,572
8.14% senior unsecured notes due 2007	—	4,000

Total debt	288,777	219,749
Less current portion	8,500	16,786

Total long-term debt	$280,277	$202,963

     In March 2007, the Company amended its line of credit to extend the final maturity by two years, to March 2012. The amended credit agreement also contained a provision for the ratable $50.0 million increase in the committed amounts, up to $300.0 million, upon the Company’s request and approval by the lenders. See Note 23.
     Interest on the amended line of credit is charged, at the Company’s option, at either LIBOR plus a margin or at the agent’s base rate.  The margin on the line of credit varies from 0.875% to 1.625% (1.125% at December 31, 2007), depending on the Company’s cash flow leverage ratios as defined in the amended agreement.  The Company also pays a fee on the unused portion ranging from 0.25% to 0.30% (0.25% at December 31, 2007) based on the Company’s cash flow leverage ratios.  The weighted average interest rate (including margin) on the line of credit at December 31, 2007 was 6.2%.  On December 27, 2007, the Company entered into an interest rate cap agreement with a notional amount of $10.0 million of the Company’s outstanding floating rate line of credit for a term of 24 months at a fixed rate of 4.75%. See Note 13.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     At December 31, 2007 and 2006, borrowings under the Company’s bank line of credit consisted of three pricing tranches with conclusion dates ranging from 1 to 32 days, respectively. However, pursuant to the bank line of credit agreement which expires in 2012, the Company routinely refinances these borrowings within its long-term facility. Therefore, these borrowings are reported as part of the line of credit and as long-term debt.
     On December 19, 2006, the Company issued $60.0 million of senior unsecured long-term notes. The notes were comprised of $35.0 million 6.09% senior notes due 2016 payable in five annual payments of $7.0 million beginning December 19, 2012; and $25.0 million 6.21% senior notes due 2021 payable in eleven annual payments of $2.3 million beginning December 19, 2011. Net proceeds received from the issuance of the notes were used to reduce the amount outstanding under the line of credit and for general corporate purposes.
     In December 2005, the Company issued $40.0 million of 6.12% senior unsecured notes, due in December 2015. The notes are payable in six equal annual payments of approximately $6.7 million beginning December 2010. Net proceeds received from the issuance of the notes were used to reduce the amount outstanding under the Company’s bank line of credit.
     The credit agreements governing the line of credit and the senior unsecured notes require the Company to maintain certain financial ratios. The Company is in compliance with all covenants or other requirements set forth in its credit agreements as amended.
     As of December 31, 2007, annual maturities of the outstanding long-term debt, including the Company’s line of credit, for each of the five years after December 31, 2007 are as follows (in thousands):

2008	$8,500
2009	8,500
2010	6,667
2011	8,940
2012	187,716
Thereafter	68,454

$288,777

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
9. Income Taxes
     The components of the Company’s deferred tax assets and liabilities as of December 31, 2007 and 2006, were as follows (in thousands):

	2007	2006
Deferred tax assets:
Allowance for valuation of merchandise held for disposition	$472	$427
Tax over book accrual of finance and service charges	5,266	5,511
Allowance for cash advance losses	9,691	7,351
Valuation of notes receivable — sale of discontinued operations	—	947
Deferred compensation	5,353	4,193
Net capital losses	—	20
Deferred state credits	1,258	137
Other	1,621	1,503

Total deferred tax assets	23,661	20,089

Deferred tax liabilities:
Amortization of acquired intangibles	15,799	11,524
Property and equipment	4,488	3,717
Other	1,754	1,294

Total deferred tax liabilities	22,041	16,535

Net deferred tax assets	$1,620	$3,554

Balance sheet classification:
Current deferred tax assets	$20,204	$16,324
Non-current deferred tax liabilities	(18,584)	(12,770)

Net deferred tax assets	$1,620	$3,554

     The components of the provision for income taxes and the income to which it relates for the years ended December 31, 2007, 2006 and 2005 are shown below (in thousands):

	2007	2006	2005
Income from continuing operations before income taxes	$124,765	$96,168	$70,882

Current provision:
Federal	$40,141	$36,582	$26,291
State and local	3,345	2,284	1,401

	43,486	38,866	27,692

Deferred provision (benefit):
Federal	3,381	(3,203)	(1,845)
State and local	(1,448)	(435)	214

	1,933	(3,638)	(1,631)

Total provision	$45,419	$35,228	$26,061

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     The effective tax rate on income from continuing operations differs from the federal statutory rate of 35% for the following reasons ($ in thousands):

	2007	2006	2005
Tax provision computed at the federal statutory income tax rate	$43,668	33,659	24,809
State and local income taxes, net of federal tax benefits	1,232	1,203	1,050
Valuation allowance	—	(65)	(123)
Other	519	431	325

Total provision	$45,419	35,228	26,061

Effective tax rate	36.4%	36.6%	36.8%
     As of December 31, 2006, the Company had net capital loss carryovers of $54,000 that were used to net capital gains in 2007. A deferred tax valuation allowance was provided before 2005 to reduce deferred tax benefits of capital losses that the Company did not expect to realize. During 2006 and 2005, the Company reduced the valuation allowance by $65,000 and $123,000, respectively, as a result of capital gains arising during those years or expected to arise in the carryforward years. The decrease in the valuation allowance during 2005 includes $37,000 attributable to gains recognized on disposal of discontinued foreign operations. The tax benefit resulting from that portion of the decrease reduced the tax provision on the gain from disposal of discontinued foreign operations.
     The Company adopted the provisions of FIN 48 on January 1, 2007. The 2007 activity related to unrecognized tax benefits is summarized below (in thousands):

Balance at January 1, 2007	$—
Increases related to prior years’ tax positions	—
Increases related to current year tax positions	—
Decreases related to settlements with taxing authorities	—
Reductions as a result of expiration of applicable statutes of limitations	—

Balance at December 31, 2007	$—

     No interest or penalties have been accrued in the consolidated financial statements related to unrecognized tax benefits. The Company does not expect a significant increase in unrecognized tax benefits during the next 12 months.
     As of December 31, 2007, the Company’s 2004 through 2007 tax years were open to examination by the Internal Revenue Service and major state taxing jurisdictions.
10. Commitments and Contingencies
Leases • The Company leases certain of its facilities under operating leases with terms ranging from 3 to 15 years and certain rights to extend for additional periods. Future minimum rentals due under non-cancelable leases for continuing operations are as follows for each of the years ending December 31 (in thousands):

2008	$36,461
2009	29,498
2010	19,688
2011	14,252
2012	8,886
Thereafter	23,856

Total	$132,641

\

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     Rent expense for continuing operations was $37.1 million, $34.0 million and $32.6 million for 2007, 2006 and 2005, respectively.
Earn-Out Payments • The Company has agreed to pay up to five supplemental earn-out payments during the two-year period after the closing of the acquisition of CashNetUSA. See Note 3 for further discussion.
Guarantees • The Company guarantees borrowers’ payment obligations to unrelated third-party lenders. At December 31, 2007, the amount of cash advances guaranteed by the Company was $34.6 million representing amounts due under cash advances originated by third-party lenders under the CSO program. The fair value of the liability related to these guarantees of $1.8 million was included in “Accounts payable and accrued expenses” in the accompanying financial statements.
     The Company guarantees obligations under certain operating leases for the premises related to 3 stores sold in June 2002 from a discontinued operating segment. In the event the buyer is unable to perform under the operating leases, the Company’s maximum aggregate potential obligation under these guarantees was approximately $402,000 at December 31, 2007. This amount is reduced dollar-for-dollar by future amounts paid on these operating leases by the buyer. If the buyer fails to perform and the Company must make payments under these leases, the Company will seek to mitigate its losses by subleasing the properties or buying out of the leases.
     Litigation • On August 6, 2004, James E. Strong filed a purported class action lawsuit in the State Court of Cobb County, Georgia against Georgia Cash America, Inc., Cash America International, Inc. (together with Georgia Cash America, Inc., “Cash America”), Daniel R. Feehan, and several unnamed officers, directors, owners and “stakeholders” of Cash America. The lawsuit alleges many different causes of action, among the most significant of which is that Cash America made illegal payday loans in Georgia in violation of Georgia’s usury law, the Georgia Industrial Loan Act and Georgia’s Racketeer Influenced and Corrupt Organizations Act. Community State Bank (“CSB”) for some time made loans to Georgia residents through Cash America’s Georgia operating locations. The complaint in this lawsuit claims that Cash America was the true lender with respect to the loans made to Georgia borrowers and that CSB’s involvement in the process is “a mere subterfuge.” Based on this claim, the suit alleges that Cash America is the “de facto” lender and is illegally operating in Georgia. The complaint seeks unspecified compensatory damages, attorney’s fees, punitive damages and the trebling of any compensatory damages. A previous decision by the trial judge to strike Cash America’s affirmative defenses based on arbitration (without ruling on Cash America’s previously filed motion to compel arbitration) was upheld by the Georgia Court of Appeals, and on September 24, 2007, the Georgia Supreme Court declined to review the decision. The case has been returned to the State Court of Cobb County, Georgia, where Cash America filed a motion requesting that the trial court rule on Cash America’s pending motion to compel arbitration and stay the State Court proceedings. The Court denied the motion to stay and ruled that the motion to compel arbitration was rendered moot after the discovery sanction was handed down by the Court. Cash America is currently in the process of appealing these latest orders from the Court. If Cash America’s further attempts to enforce the arbitration agreement are unsuccessful, discovery relating to the propriety of continuing this suit as a class action would proceed. Cash America believes that the plaintiffs’ claims in this suit are without merit and is vigorously defending this lawsuit.
     Cash America and CSB also commenced a federal lawsuit in the U.S. District Court for the Northern District of Georgia seeking to compel Plaintiffs to arbitrate their claims against Cash America and CSB. The U.S. District Court dismissed the federal action for lack of subject matter jurisdiction, and Cash America and CSB appealed the dismissal of their complaint to the U.S Court of Appeals for the 11th Circuit. The 11th Circuit issued a panel decision on April 27, 2007 reversing the district court’s dismissal of

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
the action and remanding the action to the district court for a determination of the issue of the enforceability of the parties’ arbitration agreements. Plaintiff requested the 11th Circuit to review this decision en banc and this request has been granted. The en banc rehearing took place on February 26, 2008. The Strong litigation is still at an early stage, and neither the likelihood of an unfavorable outcome nor the ultimate liability, if any, with respect to this litigation can be determined at this time.
     On October 23, 2007, a complaint, styled Ryan Bonner, individually and on behalf of all others similarly situated, v. Cash America International, Inc., Cash America Net of Nevada, LLC, Cash America Net of Pennsylvania, LLC and Cash America of PA, LLC, d/b/a CashNetUSA.com (collectively, “CashNetUSA”), was filed in the United States District Court for the Eastern District of Pennsylvania, alleging, on behalf of a purported class, that the defendants located outside Pennsylvania had engaged in unfair or deceptive acts or practices by making loans to Pennsylvania consumers in violation of Pennsylvania law, including its usury, fair credit extension, and unfair trade practices and consumer protection laws. The complaint also alleges that the arbitration, class action waiver and dispute resolution provisions contained in the loan documents involved in these loans are unenforceable. The complaint seeks a declaratory judgment that the lending business conducted by CashNetUSA is illegal under Pennsylvania law and a declaration that loan agreements with Pennsylvania residents are void and unenforceable, an injunction barring continuing alleged violations (including enjoining collection on loans currently outstanding from Pennsylvania residents) and an award of monetary damages (including treble damages), penalties, costs and attorneys’ fees. CashNetUSA believes that the plaintiff’s claims in this suit are without merit and plans to vigorously defend against all of the asserted allegations. CashNetUSA has filed a Motion to Compel Arbitration seeking to compel individual arbitration of the plaintiff’s claims and is presently awaiting plaintiff’s response to this motion.
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

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
11. Stockholders’ Equity
     During 2007 and 2006, the Company received net proceeds totaling $761,000 and $7.2 million from the exercise of stock options for 69,854 and 662,828 shares, respectively.
     The Company received 9,794 shares, 7,379 shares and 2,588 during 2007, 2006 and 2005, respectively, of its common stock valued at $408,000 and $188,000 and $67,000, respectively, as partial payment of taxes for shares issued under stock-based compensation plans.
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

	2007	2006	2005
Shares purchased:
Under 2002 authorization	—	—	122,000
Under 2005 authorization	617,600	256,500	178,800
Under 2007 authorization	50,000	—	—

Total shares purchased	667,600	256,500	300,800

Aggregate amount (in thousands)	$23,558	$9,366	$6,130
Average price paid per share	$35.29	$36.51	$20.38
     Periodically, shares are purchased in the open market on behalf of participants relating to the Non-Qualified Savings Plan. Certain amounts are subsequently distributed or transferred to participants’ 401(k) account annually based on results of the plan’s non-discrimination testing results. Activities during each of the three years ended December 31 are summarized as follows:

	2007	2006	2005
Purchases:
Number of shares	4,596	7,021	11,463
Aggregate amount (in thousands)	$180	$235	$258
Distributions and transfers to 401(k) savings plan:
Number of shares	6,697	12,837	16,441
Aggregate amount (in thousands)	$112	$185	$215
     The Board of Directors adopted an officer stock loan program (the “Program”) in 1994 and modified it in 1996, 2001 and 2002. The 2002 amendment, which was adopted in response to the requirement of the Sarbanes-Oxley law, provided that no further advances would be made to existing participants and closed the plan to new participants. Prior to the 2002 amendment, Program participants used loan proceeds to acquire and hold the Company’s and affiliates’ common stock by means of stock option exercises or otherwise. Common stock held as a result of the loan was pledged to the Company in support of the obligation. Interest accrued at 6% per annum. The entire unpaid balance of principal and interest on these loans was due and payable on July 24, 2007. As of December 31, 2007, all officer stock loans had been repaid.
     In November 2005, the Company’s Chief Executive Officer adopted a pre-arranged, systematic trading plan to sell company shares pursuant to guidelines specified by Rule 10b5-1 under the Securities and Exchange Act of 1934 and with the Company’s policies with respect to insider sales (the “Plan”). From

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
12. Employee Benefit Plans
     The Cash America International, Inc. 401(k) Savings Plan is open to substantially all employees. Beginning January 1, 2006, new employees are automatically enrolled in this plan unless they elect not to participate. The Cash America International, Inc. Nonqualified Savings Plan is available to certain members of management. Participants may contribute up to 50% of their earnings to these plans subject to regulatory restrictions. The Company makes matching cash contributions of 50% of each participant’s contributions, based on participant contributions of up to 5% of compensation. Company contributions vest at the rate of 20% each year after one year of service; thus a participant is 100% vested after five years of service. The Company’s total contributions to the 401(k) Savings Plan and the Nonqualified Savings Plan were $2.3 million, $1.6 million and $1.1 million in 2007, 2006 and 2005, respectively.
     In addition to the plans mentioned above, the Company established a Supplemental Executive Retirement Plan (“SERP”) for its officers in 2003. Under this defined contribution plan, the Company makes an annual discretionary cash contribution to the SERP based on the objectives of the plan as approved by the Management Development and Compensation Committee of the Board of Directors. The Company recorded compensation expense of $730,000, $561,000 and $510,000 for contributions to the SERP during 2007, 2006 and 2005, respectively.
     Amounts included in the consolidated balance sheets relating to the Nonqualified Savings Plan and the SERP were as follows (in thousands):

	As of December 31,
	2007	2006
Other receivables and prepaid expenses	$7,994	$7,211
Accounts payable and accrued expenses	8,725	7,764
Other liabilities	972	913
Treasury shares	1,017	950
13. Derivative Instruments and Hedging Activities
     In 2007, the Company entered into foreign currency contracts totaling 1.0 million British pounds (approximately $2.0 million at maturity), to minimize the effect of market fluctuations. Under the contracts, the Company will receive fixed total payments of $2.0 million and will pay the counter parties a total of 1.0 million British pounds upon maturity (January 28, 2008) unless the contracts are effectively extended through the establishment of a new contract maturing in the future. Any gain and loss related to this forward contract will be netted in the foreign currency transaction gain (loss) in the consolidated statements of income.
     On December 27, 2007, the Company entered into an interest rate cap agreement with a notional amount of $10.0 million of the Company’s outstanding floating rate line of credit for a term of 24 months at a fixed rate of 4.75%. This interest rate cap agreement has been determined to be a perfectly effective cash flow hedge. For derivatives designated as cash flow hedges, the effective portions of changes in fair value of the derivative are reported in other comprehensive income and are subsequently reclassified into earnings

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
when the hedged item affects earnings. The change in the fair value of the ineffective portion of the hedge, if any, will be recorded as income or expense. The fair value of the interest rate cap agreement is included in “Other receivables and prepaid expenses” of the accompanying consolidated balance sheet.
14. Stock Purchase Rights
     In August 1997, the Board of Directors declared a dividend distribution of one Common Stock Purchase Right (the “Rights”) for each outstanding share of its common stock. The Rights were to become exercisable in the event a person or group acquired 15% or more of the Company’s common stock or announced a tender offer, the consummation of which would result in ownership by a person or group of 15% or more of the common stock. If any person were to become a 15% or more shareholder of the Company, each Right (subject to certain limits) would have entitled its holder (other than such person or members of such group) to purchase, for $37.00, the number of shares of the Company’s common stock determined by dividing $74.00 by the then current market price of the common stock. The Rights expired on August 5, 2007.
15. Stock-Based Compensation
     Under the equity compensation plans (the “Plans”) it sponsors, the Company is authorized to issue 9,150,000 shares of Common Stock pursuant to “Awards” granted as incentive stock options (intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended), nonqualified stock options and restricted stock units. At December 31, 2007, 1,197,904 shares were reserved for future grants under these equity compensation plans. Historically, the Company has purchased its shares on the open market from time to time and reissued those shares upon stock option exercises and stock unit conversions under its stock-based compensation plans. During 2007, 667,600 shares were purchased on the open market with an average purchase price of $35.29 per share.
Stock Options • While no stock options have been granted since April 2003, stock options currently outstanding under the Plans had original contractual terms of up to 10 years with an exercise price equal to or greater than the fair market value of the stock at grant date. On their respective grant dates, these stock options had vesting periods ranging from 1 to 7 years. However, the terms of options with the 7-year vesting periods and certain of the 4-year and 5-year vesting periods included provisions that accelerated vesting if specified share price appreciation criteria were met. During 2006, all of the previously unvested outstanding stock options, representing 22,500 shares, were accelerated. The Company recognized total compensation expense of $378,000 ($246,000 net of related income tax benefit) for 2006, including a cost of $199,000 ($130,000 net of related income tax benefit) for the effect of the accelerated vesting. At December 31, 2007, there was no remaining unrecognized stock option expense.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     A summary of the Company’s stock option activity for each of the three years ended December 31 is as follows (shares in thousands):

	2007		2006		2005
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding at beginning of year	740	$9.76	1,403	$10.31	1,633	$10.26
Exercised	(70)	10.89	(663)	10.93	(225)	9.78
Forfeited	—	—	—	—	(5)	17.14

Outstanding at end of year	670	$9.65	740	$9.76	1,403	$10.31

Exercisable at end of year	670	$9.65	740	$9.76	1,358	$10.09

     Stock options outstanding and exercisable as of December 31, 2007, are summarized below (shares in thousands):

Options Outstanding				Options Exercisable
			Weighted Average		Weighted
		Weighted	Years of		Average
Range of	Number	Average	Remaining	Number	Exercise
Exercise Prices	Outstanding	Exercise Price	Contractual Life	Exercisable	Price
$5.94 to $9.40	156	7.85	4.0	156	7.85
$9.41 to $12.63	485	9.85	3.3	485	9.85
$12.64 to $17.14	29	15.85	3.1	29	15.85

$5.94 to $17.14	670	9.65	3.4	670	9.65

     The outstanding stock options (all exercisable) at December 31, 2007 had an aggregate intrinsic value of $15.2 million and the stock options exercised during 2007 had an aggregate intrinsic value of $1.8 million. Income tax benefits realized from the exercise of stock options for the year ended December 31, 2007 and 2006 were $600,000 and $5.4 million, respectively. The portion of tax benefits recorded as increases to additional paid-in capital was $600,000 for the year ended December 31, 2007, which represented the tax benefits realized upon exercise of stock options in excess of the amounts recognized in the consolidated financial statements for 2007. No compensation expense related to the stock options was recorded for 2005, therefore, all of the tax benefits recorded upon exercise of stock options were recorded as increases to additional paid-in capital.
Restricted Stock Units • The Company has granted restricted stock units (“RSUs, or singularly, RSU”) to Company officers and to the non-management members of the Board of Directors annually since 2003. RSUs granted in December 2003 and January 2004 were granted under the 1994 Long-Term Incentive Plan; subsequent RSUs have been granted under the 2004 Long-Term Incentive Plan. Each vested RSU entitles the holder to receive a share of the common stock of the Company. For Company officers, the vested RSUs are to be issued upon vesting or, for certain awards, upon termination of employment with the Company. For directors, vested RSUs will be issued upon the director’s retirement from the Board. At December 31, 2007, the outstanding RSUs granted to Company officers had vesting periods ranging from 4 to 12 years, director RSUs had vesting periods ranging from 1 to 4 years. The amount attributable to RSU grants is amortized to expense over the vesting periods.
     Compensation expense totaling $3.1 million ($2.0 million net of related taxes), $2.2 million ($1.5 million net of related taxes) and $1.7 million ($1.1 million net of related taxes) was recognized for 2007,

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
2006 and 2005, respectively, for all of the above restricted stock units granted. Total unrecognized compensation cost related to restricted units at December 31, 2007 was $6.5 million which will be recognized over a weighted average period of approximately 4.0 years.
     The following table summarizes the restricted stock unit activity during 2007, 2006 and 2005:

	2007		2006		2005
		Weighted		Weighted		Weighted
		Average		Average		Average
		Fair Value		Fair Value		Fair Value
		at Date of		at Date of		at Date of
	Units	Grant	Units	Grant	Units	Grant
Outstanding at beginning of year	471,029	$21.83	395,591	$21.30	342,798	$20.31
Units granted	87,739	43.01	106,248	24.87	100,061	24.99
Shares issued	(35,076)	24.47	(28,742)	25.57	(12,115)	22.46
Units forfeited	(6,395)	24.94	(2,068)	25.18	(35,153)	21.75

Outstanding at end of year	517,297	$25.21	471,029	$21.83	395,591	$21.30

Units vested at end of year	163,807	$19.71	127,267	$19.56	74,901	$20.12

     The outstanding RSUs had an aggregate intrinsic value of $19.5 million and the outstanding vested RSUs had an aggregate intrinsic value of $6.2 million at December 31, 2007. Income tax benefits realized from the issuance of common stock for the vested RSUs for the year ended December 31, 2007, 2006 and 2005 were $512,000, $259,000 and $111,000, respectively. The portions of these benefits recorded as increases to additional paid-in capital were $211,000, $2,000 and $15,000 for the year ended December 31, 2007, 2006 and 2005, respectively. The income tax benefits recorded as increases to additional paid-in capital represent the tax benefits realized upon issuance of common stock in excess of the amounts previously recognized in the consolidated financial statements.
16. Supplemental Disclosures of Cash Flow Information
     The following table sets forth certain cash and non-cash activities for the years ended December 31 (in thousands):

	2007	2006	2005
Cash paid during the year for —
Interest	$17,367	$12,311	$11,153
Income taxes	41,567	32,355	27,464

Non-cash investing and financing activities —
Pawn loans forfeited and transferred to merchandise held for disposition	$206,798	$177,188	$156,766
Pawn loans renewed	79,751	78,942	77,878
Cash advances renewed	300,826	89,427	14,336
Liabilities assumed in acquisitions	64	536	172
17. Operating Segment Information
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

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
items. All prior periods in the tables below have been revised to reflect this change. These revisions have not changed the consolidated performance of the Company for any period.
     Information concerning the operating segments is set forth below (in thousands):

	Pawn	Cash	Check
	Lending	Advance(2)	Cashing	Consolidated
Year Ended December 31, 2007:
Revenue
Finance and service charges	$160,960	$—	$—	$160,960
Proceeds from disposition of merchandise	396,821	—	—	396,821
Cash advance fees	42,018	313,178	—	355,196
Check cashing fees, royalties and other	3,268	9,530	3,619	16,417

Total revenue	603,067	322,708	3,619	929,394
Cost of revenue — disposed merchandise	246,792	—	—	246,792

Net revenue	356,275	322,708	3,619	682,602

Expenses
Operations	193,950	109,260	1,270	304,480
Cash advance loss provision	14,985	140,253	—	155,238
Administration	31,564	24,727	959	57,250
Depreciation and amortization	20,750	10,988	387	32,125

Total expenses	261,249	285,228	2,616	549,093

Income from operations	$95,026	$37,480	$1,003	$133,509

Expenditures for property and equipment(1)	$52,559	$17,389	$149	$70,097

As of December 31, 2007:

Total assets	$593,514	$304,170	$6,960	$904,644

Goodwill	$143,556	$157,355	$5,310	$306,221

Year Ended December 31, 2006:
Revenue
Finance and service charges	$149,472	$—	$—	$149,472
Proceeds from disposition of merchandise	334,036	—	—	334,036
Cash advance fees	43,676	151,429	—	195,105
Check cashing fees, royalties and other	2,816	9,160	3,925	15,901

Total revenue	530,000	160,589	3,925	694,514
Cost of revenue — disposed merchandise	204,929	—	—	204,929

Net revenue	325,071	160,589	3,925	489,585

Expenses
Operations	179,965	66,438	1,304	247,707
Cash advance loss provision	15,377	44,186	—	59,563
Administration	27,998	21,494	1,492	50,984
Depreciation and amortization	18,579	8,357	376	27,312

Total expenses	241,919	140,475	3,172	385,566

Income from operations	$83,152	$20,114	$753	$104,019

Expenditures for property and equipment(1)	$37,645	$8,274	$436	$46,355

As of December 31, 2006:

Total assets	$545,593	$223,131	$7,520	$776,244

Goodwill	$141,700	$91,489	$5,310	$238,499

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Pawn	Cash	Check
	Lending	Advance (2)	Cashing	Consolidated
Year Ended December 31, 2005:
Revenue
Finance and service charges	$139,772	$—	$—	$139,772
Proceeds from disposition of merchandise	300,192	—	—	300,192
Cash advance fees	41,405	100,663	—	142,068
Check cashing fees, royalties and other	2,727	7,185	3,819	13,731

Total revenue	484,096	107,848	3,819	595,763
Cost of revenue — disposed merchandise	183,799	—	—	183,799

Net revenue	300,297	107,848	3,819	411,964

Expenses
Operations	168,911	51,706	1,379	221,996
Cash advance loss provision	15,663	27,171	—	42,834
Administration	25,529	16,325	1,151	43,005
Depreciation and amortization	15,786	7,299	332	23,417

Total expenses	225,889	102,501	2,862	331,252

Income from operations	$74,408	$5,347	$957	$80,712

Expenditures for property and equipment	$19,961	$7,086	$208	$27,255

As of December 31, 2005:

Total assets	$475,526	$115,777	$7,344	$598,647

Goodwill	$125,059	$44,618	$5,310	$174,987

(1)	Included in "Expenditures for property and equipment'' for the Pawn Lending segment for the years ended December 31, 2007 and 2006 are substantially all of the capital expenditures for the development of the new proprietary point of sale system software and other general corporate investment expenditures.
(2)	The Cash Advance segment is comprised of two distribution channels for the same product: a multi-unit, “storefront” platform of 304 units and an online, internet based lending platform. The amounts for the year ended December 31, 2006 include activity from September 15, 2006 through December 31, 2006 for the internet based lending platform, which was purchased on September 15, 2006. The following table summarizes the results from each channel’s contributions to the Cash Advance segment for the years ended December 31, 2007 and 2006:

		Internet	Total Cash
	Storefront	Lending	Advance
Year Ended December 31, 2007:
Revenue
Cash advance fees	$128,454	$184,724	$313,178
Check cashing fees, royalties and other	9,525	5	9,530

Total revenue	137,979	184,729	322,708

Expenses
Operations	68,249	41,011	109,260
Cash advance loss provision	37,383	102,870	140,253
Administration	10,797	13,930	24,727
Depreciation and amortization	7,980	3,008	10,988

Total expenses	124,409	160,819	285,228

Income from operations	$13,570	$23,910	$37,480

As of December 31, 2007:
Total assets	$123,760	$180,410	$304,170

Goodwill	$44,618	$112,737	$157,355

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

		Internet	Total Cash
	Storefront	Lending	Advance
Year Ended December 31, 2006:
Revenue
Cash advance fees	$120,946	$30,483	$151,429
Check cashing fees, royalties and other	9,160	—	9,160

Total revenue	130,106	30,483	160,589

Expenses
Operations	58,632	7,806	66,438
Cash advance loss provision	29,369	14,817	44,186
Administration	19,512	1,982	21,494
Depreciation and amortization	7,698	659	8,357

Total expenses	115,211	25,264	140,475

Income from operations	$14,895	$5,219	$20,114

As of December 31, 2006:
Total assets	$130,361	$92,770	$223,131

Goodwill	$44,618	$46,871	$91,489

18. Pro Forma Financial Information
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

	Year Ended		Year Ended
	December 31, 2006		December 31, 2005
	As Reported	As Reported (a)	As Reported	As Reported (a)
Total revenue	$694,514	$732,094	$595,763	$604,923
Net revenue	489,585	527,165	411,964	421,124
Total expenses	385,566	420,241	331,252	343,511
Income from continuing operations	60,940	61,908	44,821	41,731
Income from continuing operations per share:
Basic	$2.05	$2.09	$1.53	$1.43
Diluted	$2.00	$2.03	$1.48	$1.38

(a)	Pro forma adjustments reflect:

	(i)	the inclusion of operating results of CashNetUSA for the period January 1, 2006 through September 15, 2006, the date of acquisition, for the 2006 pro forma and the operating results of CashNetUSA for the 12 month period ended December 31, 2005 for the 2005 pro forma;

	(ii)	the adjustments of depreciable asset bases and lives for property and equipment and amortization of intangible assets acquired by the Company;

	(iii)	the additional interest incurred in the acquisition of CashNetUSA’s operating assets; and

	(iv)	the tax effect of CashNetUSA’s earnings and net pro forma adjustments at the statutory rate of 35%.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
19. Related Party Transactions
     In October 2005, the Company acquired three pawnshops that were previously franchise units for a total purchase price of $3.1 million from Ace Pawn, Inc. (“Ace”), whose sole stockholder J.D. Credit, Inc. is controlled by the Chairman of the Board of Directors of the Company. The purchase price was determined by independent appraisal and approved by the Board of Directors of the Company. The Company recorded royalties of $48,000 in 2005 before the completion of the acquisition.
     Under the Company’s now discontinued officer stock loan program, the Company recorded interest income of $1,000, $36,000 and $149,000, respectively, in 2007, 2006 and 2005. At December 31, 2007 and 2006, the outstanding balance on these notes was $-0- and $18,000, and accrued interest on these notes was $-0- and $5,000, respectively. As of December 31, 2007, all of the stock officer loans had been repaid.
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
20. Fair Values of Financial Instruments
     The carrying amounts and estimated fair values of financial instruments at December 31, 2007 and 2006 were as follows (in thousands):

	2007		2006
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
Financial assets:
Cash and cash equivalents	$22,725	$22,725	$25,723	$25,723
Pawn loans	137,319	137,319	127,384	127,384
Cash advances, net	88,148	88,148	79,975	79,975
Subordinated notes receivable	—	—	9,760	9,889
Interest rate cap	25	7	85	85
Foreign currency forward contracts			(2)	(2)
Financial liabilities:
Bank line of credit	$171,777	$171,777	$81,677	$81,677
Senior unsecured notes	117,000	120,029	138,072	137,158
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
     The fair value of the subordinated notes receivables was estimated by taking the present value of the expected cash flow over the life of the notes discounted at a rate prevalent to financial instruments with similar credit profiles and like terms.

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
21. Gain on Sale of Foreign Notes
     In August 2007, the Company received gross proceeds in the amount of $16.8 million on the sale of notes receivable that it had received in 2004 as part of the proceeds from its sale of Svensk Pantbelåning, its former Swedish pawn lending subsidiary. In September 2004, the Company sold Svensk Pantbelåning to Rutland Partners LLP for cash and two subordinated notes receivable. One of the notes receivable was convertible into approximately 27.7% of the parent company of Svensk Pantbelåning on a fully-diluted basis. In August 2007, Rutland Partners LLP sold Svensk Pantbelåning to a third-party who also purchased the notes receivable from the Company. The Company’s total proceeds of $16.8 million represent $12.4 million in the repayment of the face value of the principal, including $0.3 million of accrued interest owed on notes receivable and $4.4 million for the value of its conversion rights under the convertible note. For the year ended December 31, 2007, the Company recognized a pre-tax gain of approximately $6.3 million from the sale of the notes and related rights.
22. Quarterly Financial Data (Unaudited)
     The Company’s operations are subject to seasonal fluctuations. Net income tends to be highest during the first and fourth calendar quarters, when the average amount of pawn loans and cash advance balances are typically the highest and merchandise disposition activities are typically heavier compared to the other two quarters. The following is a summary of the quarterly results of operations for the years ended December 31, 2007 and 2006 (in thousands, except per share data):

	First	Second	Third	Fourth
	Quarter(1)	Quarter	Quarter	Quarter
2007
Total revenue	$222,872	$213,881	$231,512	$261,129
Cost of revenue	61,925	52,784	57,693	74,390
Net revenue	160,947	161,097	173,819	186,739
Net income (2)	19,234	13,209	20,616	26,287
Diluted net income per share (2) (4)	$0.63	$0.43	$0.68	$0.88
Diluted weighted average common shares	30,602	30,557	30,235	30,008

2006
Total revenue	$162,955	$149,928	$165,917	$215,714
Cost of revenue	52,742	42,886	46,281	63,020
Net revenue	110,213	107,042	119,636	152,694
Net income(3)	15,388	10,913	12,941	21,698
Diluted net income per share(3) (4)	$0.51	$0.36	$0.42	$0.71
Diluted weighted average common shares	30,385	30,569	30,548	30,561

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(1)	During the second quarter of 2007, $5 was reclassified from administrative expenses to other income. The first quarter amounts included above have been conformed to the current presentation. The original reported amounts for “Total revenue” and “Net revenue” were $222,867 and $160,942, respectively.

(2)	The third quarter results include a $6,260 ($4,035 net of related taxes), or $0.13 per share, gain from sale of foreign notes receivable and related rights.

(3)	The second quarter results include a $2,167 ($1,409 net of related taxes), or $0.05 per share, gain from the early termination of a lease contract.

(4)	The sum of the quarterly net income per share amounts may not total to each full year amount because these computations are made independently for each quarter and for the full year and take into account the weighted average number of common shares outstanding for each period, including the effect of dilutive securities for that period.
23. Subsequent Events
     During the first two months of 2008, Cash America Holding, Inc., a wholly owned subsidiary of the Company, increased a loan to Primary Business Services, Inc. (“PBSI”) from $200,000 as of December 31, 2007 to $1.5 million and is contemplating additional financing going forward. The increased loan (the “Loan”) is a revolving loan and was made to PBSI and its affiliates, Primary Processing, Inc., Primary Finance, Inc. and Primary Members Insurance Services, Inc. (collectively, the “Borrowers”). As of February 28, 2008, the principal amount outstanding under the Loan was $1.0 million. The Loan is secured by all the current and future assets of the Borrowers, by the personal guaranty of the Borrowers' principal stockholder and by a pledge of all outstanding shares of each of the Borrowers. The Loan matures on February 28, 2009, and bears interest at 12% per annum. The Borrowers are using the proceeds of the Loan to fund their business operations. The Borrowers are in the early stages of operations and are not related to the Company. Prospects for repayment of the Loan are based on the future success of the Borrowers' business plan. At this time the Borrowers are not profitable.
     On February 29, 2008, the Company exercised the $50 million accordion feature contained in its existing line of credit. As a result, the committed amount under the line of credit increased from $250 million to $300 million. The additional availability will be used to satisfy potential needs for funding additional working capital or capital investments.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     None.
ITEM 9A. CONTROLS AND PROCEDURES
     Under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, management of the Company has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2007 (“Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective (i) to ensure that information required to be disclosed in reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms; and (ii) to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.
     The Report of Management on Internal Control Over Financial Reporting is included in Item 8 of this annual report on Form 10-K. There was no change in the Company’s internal control over financial reporting during the quarter ended December 31, 2007, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
     Information required by this Item 10 with respect to directors, the Audit Committee of the Board of Directors and Audit Committee financial experts is incorporated into this report by reference to the Company’s Proxy Statement for the 2008 Annual Meeting of Shareholders (“Proxy Statement”), and in particular to the information in the Proxy Statement under the captions “Election of Directors” and “Meetings and Committees of the Board of Directors.” Information concerning executive officers is contained in Item 1 of this report under the caption “Executive Officers of the Registrant.” Information regarding Section 16(a) compliance is incorporated into this report by reference to the information contained under the caption “Compliance with Section 16(a) of the Securities Exchange Act of 1934” in the Proxy Statement.
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

     In 2007, Daniel R. Feehan, Chief Executive Officer of the Company, filed his annual certification with the New York Stock Exchange (“NYSE”) regarding the NYSE’s corporate governance listing standards as required by Section 303A.12 of those listing standards.
ITEM 11. EXECUTIVE COMPENSATION
     Information contained under the caption “Executive Compensation” in the Proxy Statement is incorporated by reference into this report in response to this Item 11.
ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
     Information contained under the captions “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement is incorporated into this report by reference in response to this Item 12.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
     Information contained under the caption “Board Structure, Corporate Governance Matters and Director Compensation” in the Proxy Statement is incorporated into this report by reference in response to this Item 13.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
     Information contained under the caption “Ratification of Independent Registered Public Accounting Firm” in the Proxy Statement is incorporated into this report by reference in response to this Item 14.
PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)	(1)	Financial Statements: See Item 8, “Financial Statements and Supplementary Data,” on pages 54 through 90 hereof, for a list of the Company’s consolidated financial statements and report of independent registered public accounting firm.

	(2)	Financial Statement Schedule: The following financial statement schedule of the Company is included herein on pages 94-95.

		Report of Independent Registered Public Accounting Firm on Financial Statement Schedule (page 94) Schedule II — Valuation Accounts (page 95)

		All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions, are inapplicable, or the required information is included elsewhere in the consolidated financial statements.

	(3)	Exhibits required by Item 601 of Regulation S-K: The exhibits filed in response to this item are listed in the Exhibit Index on pages 96 through 97.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 29, 2008.

CASH AMERICA INTERNATIONAL, INC.
By:	/s/ DANIEL R. FEEHAN
Daniel R. Feehan
Chief Executive Officer and President

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the report has been signed by the following persons on February 29, 2008 on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JACK R. DAUGHERTY Jack R. Daugherty	Chairman of the Board of Directors	February 29, 2008

/s/ DANIEL R. FEEHAN Daniel R. Feehan	Chief Executive Officer, President and Director (Principal Executive Officer)	February 29, 2008

/s/ THOMAS A. BESSANT, JR. Thomas A. Bessant, Jr.	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 29, 2008

/s/ DANIEL E. BERCE Daniel E. Berce	Director	February 29, 2008

/s/ A. R. DIKE A. R. Dike	Director	February 29, 2008

/s/ JAMES H. GRAVES James H. Graves	Director	February 29, 2008

/s/ B. D. HUNTER B. D. Hunter	Director	February 29, 2008

/s/ TIMOTHY J. McKIBBEN Timothy J. McKibben	Director	February 29, 2008

/s/ ALFRED M. MICALLEF Alfred M. Micallef	Director	February 29, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON FINANCIAL STATEMENT SCHEDULE
To the Board of Directors and Stockholders of
Cash America International, Inc.
Our audits of the consolidated financial statements and of the effectiveness of internal control over financial reporting referred to in our report dated February 20, 2008 appearing in this Annual Report on Form 10-K also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10- K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP Fort Worth, Texas February 20, 2008

SCHEDULE II
CASH AMERICA INTERNATIONAL, INC.
VALUATION ACCOUNTS
For the Three Years Ended December 31, 2007
(dollars in thousands)

		Additions
	Balance at	Charged	Charged				Balance at
	Beginning	To	To				End
Description	of Period	Expense	Other		Deductions		of Period
Allowance for losses on cash advances –
Year Ended:
December 31, 2007	$19,513	$154,565	$14,950	(a)	$163,352		$25,676

December 31, 2006	$6,309	$59,284	$10,196	(a)	$56,276		$19,513

December 31, 2005	$4,358	$42,302	$9,794	(a)	$50,145		$6,309

Accrual for losses on third-party lender-owned cash advances –
Year Ended:
December 31, 2007	$1,153	$675	$—		$—		$1,828

December 31, 2006	$874	$279	$—		$—		$1,153

December 31, 2005	$342	$532	$—		$—		$874

Allowance for valuation of inventory –
Year Ended:
December 31, 2007	$1,870	$130	$—		$—		$2,000

December 31, 2006	$1,800	$1,098	$—		$1,028	(b)	$1,870

December 31, 2005	$1,445	$1,070	$—		$715	(b)	$1,800

Allowance for valuation of deferred tax assets –
Year Ended:
December 31, 2007	$—	$—	$—		$—		$—

December 31, 2006	$65	$(65)	$—		$—		$—

December 31, 2005	$225	$(123)	$—		$37		$65

Allowance for valuation of discontinued operations (c) –
Year Ended:
December 31, 2007	$255	$9	$—		$(8)		$272

December 31, 2006	$211	$13	$—		$(31)		$255

December 31, 2005	$325	$19	$—		$133		$211

(a)	Recoveries.

(b)	Deducted from allowance for write-off or other disposition of merchandise.

(c)	Represents amounts related to business discontinued in 2001.

EXHIBIT INDEX
     The following documents are filed as a part of this report. Those exhibits previously filed and incorporated herein by reference are identified by reference to the list of prior filings after the list of exhibits. Exhibits not required for this report have been omitted.

Exhibit	Description
3.1	Articles of Incorporation of Cash America Investments, Inc. filed in the office of the Secretary of State of Texas on October 4, 1984. (a) (Exhibit 3.1)

3.2	Articles of Amendment to the Articles of Incorporation of Cash America Investments, Inc. filed in the office of the Secretary of State of Texas on October 26, 1984. (a) (Exhibit 3.2)

3.3	Articles of Amendment to the Articles of Incorporation of Cash America Investments, Inc. filed in the office of the Secretary of State of Texas on September 24, 1986. (a) (Exhibit 3.3)

3.4	Articles of Amendment to the Articles of Incorporation of Cash America Investments, Inc. filed in the office of the Secretary of State of Texas on September 30, 1987. (b) (Exhibit 3.4)

3.5	Articles of Amendment to the Articles of Incorporation of Cash America Investments, Inc. filed in the office of the Secretary of State of Texas on April 23, 1992 to change the Company’s name to “Cash America International, Inc.” (c) (Exhibit 3.5)

3.6	Articles of Amendment to the Articles of Incorporation of Cash America International, Inc. filed in Office of the Secretary of State of Texas on May 21, 1993. (d) (Exhibit 3.6)

3.7	Bylaws of Cash America International, Inc. (e) (Exhibit 3.5)

3.8	Amendment to Bylaws of Cash America International, Inc. dated effective September 26, 1990. (f) (Exhibit 3.6)

3.9	Amendment to Bylaws of Cash America International, Inc. dated effective April 22, 1992. (c) (Exhibit 3.8)

4.1	Form of Stock Certificate. (c) (Exhibit 4.1)

10.1	Note Agreement dated as of August 12, 2002 among the Company and the Purchasers named therein for the issuance of the Company’s 7.20% Senior Notes due August 12, 2009 in the aggregate principal amount of $42,500,000. (p) (Exhibit 10.1)

10.2	Amendment No. 1 (September 7, 2004) to Note Agreement dated as of August 12, 2002 among the Company and the purchasers named therein. (o) (Exhibit 10.1)

10.3	Amendment No. 2 (December 31, 2006) to Note Agreement dated as of August 12, 2002, among the Company and the purchasers named therein. (w) (Exhibit 10.39)

10.4	Amendment No. 3 (December 21, 2007) to Note Agreement dated as of August 12, 2002 among the Company and the purchasers named therein

10.5	Supplemental Executive Retirement Plan dated effective January 1, 2003. (q) (Exhibit 10.32)

10.6	Form of Executive Change-in-Control Severance Agreement dated December 22, 2003 between the Company and each of its Executive Vice Presidents (Thomas A. Bessant, Jr., Robert D. Brockman, Jerry D. Finn, Michael D. Gaston, William R. Horne, James H. Kauffman) (q) (Exhibit 10.31)

10.7	Amended and Restated Executive Employment Agreement between the Company and Mr. Feehan dated as of January 21, 2004. (q) (Exhibit 10.30)

10.8	2004 Long-Term Incentive Plan (r) (Exhibit 10.21)

10.9	Amendment One (January 25, 2006) to the Cash America International, Inc. 2004 Long-Term Incentive Plan. (t) (Exhibit 10.31)

10.10	Note Agreement dated as of December 28, 2005 among the Company and the Purchasers named therein for the issuance of the Company’s 6.12% Senior Notes due December 28, 2015 in the aggregate principal amount of $40,000,000. (t) (Exhibit 10.32)

Exhibit	Description
10.11	Note Agreement dated as of December 19, 2006 among the Company and the Purchasers named therein for the issuance of the Company’s 6.09% Series Senior Notes due December 19, 2016 in the aggregate principal amount of $35,000,000 and 6.21% Series B Senior Notes due December 19, 2021 in the aggregate principal amount of $25,000,000. (v) (Exhibit 10.1)

10.12	Letter agreement dated January 25, 2006 extending Amended and Restated Executive Employment Agreement between the Company and Mr. Feehan dated January 21, 2004. (w) (Exhibit 10.36)

10.13	Letter agreement dated April 25, 2007 extending Amended and Restated Executive Employment Agreement between the Company and Mr. Feehan dated January 21, 2004 (x) (Exhibit 10.1).

10.14	Employment Transition Agreement dated September 19, 2007 between the Company and Jerry D. Finn. (y) (Exhibit 10.1)

14	Code of Ethics. The Company’s Code of Business Conduct and Ethics may be accessed via the Company’s website at www.cashamerica.com.

21	Subsidiaries of Cash America International, Inc.

23	Consent of PricewaterhouseCoopers LLP.

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Certain Exhibits are incorporated by reference to the Exhibits shown in parenthesis contained in the Company’s following filings with the Securities and Exchange Commission:

(a)	Registration Statement Form S-1, File No. 33-10752.

(b)	Amendment No. 1 to its Registration Statement on Form S-4, File No. 33-17275.

(c)	Annual Report on Form 10-K for the year ended December 31, 1992.

(d)	Annual Report on Form 10-K for the year ended December 31, 1993.

(e)	Post-Effective Amendment No. 1 to its Registration Statement on Form S-4, File No. 33-17275.

(f)	Annual Report on Form 10-K for the year ended December 31, 1990.

(g)	Quarterly Report on Form 10-Q for the quarter ended June 30, 1995.

(h)	Quarterly Report on Form 10-Q for the quarter ended September 30, 1995.

(i)	Annual Report on Form 10-K for the year ended December 31, 1996.

(j)	Annual Report on Form 10-K for the year ended December 31, 1997.

(k)	Annual Report on Form 10-K for the year ended December 31, 1998.

(l)	Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.

(m)	Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

(n)	Annual Report on Form 10-K for the year ended December 31, 2001.

(o)	Current Report on Form 8-K dated September 7, 2004.

(p)	Current Report on Form 8-K dated August 15, 2002.

(q)	Annual Report on Form 10-K for the year ended December 31, 2003.

(r)	Annual Report on Form 10-K for the year ended December 31, 2004.

(s)	Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.

(t)	Annual Report on Form 10-K for the year ended December 31, 2005.

(u)	Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

(v)	Current Report on Form 8-K dated December 22, 2006.

(w)	Annual Report on Form 10-K for the year ended December 31, 2006.

(x)	Current Report on Form 8-K dated April 25, 2007.

(y)	Current Report on Form 8-K dated September 25, 2007.