Form 10-Q
period 2008-03-31
CASH AMERICA INTERNATIONAL INC
filed 2008-04-28
CIK 807884

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☑
APPLICABLE ONLY TO CORPORATE ISSUERS:
29,128,189 common shares, $.10 par value, were outstanding as of April 14, 2008

CASH AMERICA INTERNATIONAL, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	March 31,		December 31,
	2008	2007	2007
	(Unaudited)
Assets

Current assets:
Cash and cash equivalents	$22,637	$25,728	$22,725
Pawn loans	124,775	112,009	137,319
Cash advances, net	74,179	67,384	88,148
Merchandise held for disposition, net	93,027	80,798	98,134
Finance and service charges receivable	24,496	22,338	26,963
Other receivables and prepaid expenses	17,944	19,058	16,292
Deferred tax assets	19,198	17,609	20,204

Total current assets	376,256	344,924	409,785

Property and equipment, net	168,586	124,752	161,676
Goodwill	347,434	238,836	306,221
Intangible assets, net	22,424	26,564	23,484
Other assets	5,185	12,810	3,478

Total assets	$919,885	$747,886	$904,644

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable and accrued expenses	$60,921	$57,169	$65,399
Accrued supplemental acquisition payment	63,213	—	22,000
Customer deposits	8,682	8,358	7,856
Income taxes currently payable	12,196	12,000	3,755
Current portion of long-term debt	8,500	16,786	8,500

Total current liabilities	153,512	94,313	107,510

Deferred tax liabilities	20,482	13,483	18,584
Other liabilities	1,806	1,573	1,671
Long-term debt	224,970	181,330	280,277

Total liabilities	400,770	290,699	408,042

Stockholders’ equity:
Common stock, $.10 par value per share, 80,000,000 shares authorized, 30,235,164 shares issued	3,024	3,024	3,024
Additional paid-in capital	162,240	161,858	163,581
Retained earnings	387,970	306,157	363,180
Accumulated other comprehensive (loss) income	(1)	9	16
Notes receivable secured by common stock	—	(18)	—
Treasury shares, at cost (1,161,482 shares, 592,192 shares and 1,136,203 shares at March 31, 2008 and 2007, and December 31, 2007, respectively)	(34,118)	(13,843)	(33,199)

Total stockholders’ equity	519,115	457,187	496,602

Total liabilities and stockholders’ equity	$919,885	$747,886	$904,644

See notes to consolidated financial statements.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	Three Months Ended
	March 31,
	2008	2007
	(Unaudited)
Revenue
Finance and service charges	$43,421	$38,431
Proceeds from disposition of merchandise	116,583	100,168
Cash advance fees	85,460	78,516
Check cashing fees, royalties and other	5,470	5,757

Total Revenue	250,934	222,872

Cost of Revenue
Disposed merchandise	71,516	61,925

Net Revenue	179,418	160,947

Expenses
Operations	79,722	72,868
Cash advance loss provision	27,134	32,748
Administration	18,959	13,799
Depreciation and amortization	9,131	7,534

Total Expenses	134,946	126,949

Income from Operations	44,472	33,998

Interest expense	(3,509)	(3,748)
Interest income	31	418
Foreign currency transaction (loss) gain	(4)	44

Income before Income Taxes	40,990	30,712
Provision for income taxes	15,179	11,478

Net Income	$25,811	$19,234

Earnings Per Share:

Basic	$0.88	$0.64
Diluted	$0.86	$0.63

Weighted average common shares outstanding:

Basic	29,376	29,873
Diluted	29,995	30,602

Dividends declared per common share	$0.035	$0.035
See notes to consolidated financial statements.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	March 31,
	2008		2007
	Shares	Amounts	Shares	Amounts
		(Unaudited)
Common stock
Balance at end of period	30,235,164	$3,024	30,235,164	$3,024

Additional paid-in capital
Balance at beginning of year		163,581		161,683
Shares issued under stock based plans		(2,362)		(751)
Stock-based compensation expense		950		717
Income tax benefit from stock based compensation		71		209

Balance at end of period		162,240		161,858

Retained earnings
Balance at beginning of year		363,180		287,962
Net income		25,811		19,234
Dividends declared		(1,021)		(1,039)

Balance at end of period		387,970		306,157

Accumulated other comprehensive income (loss)
Balance at beginning of year		16		20
Unrealized derivatives (loss) gain		(14)		(11)
Foreign currency translation loss, net of taxes		(3)		—

Balance at end of period		(1)		9

Notes receivable secured by common stock
Balance at beginning of year		—		(18)

Payments on notes receivable		—		—

Balance at end of period		—		(18)

Treasury shares, at cost
Balance at beginning of year	(1,136,203)	(33,199)	(565,840)	(11,943)
Purchases of treasury shares	(112,281)	(3,511)	(60,850)	(2,651)
Shares issued under stock based plans	87,002	2,592	34,498	751

Balance at end of period	(1,161,482)	(34,118)	(592,192)	(13,843)

Total Stockholders’ Equity		$519,115		$457,187

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Three Months Ended
	March 31,
	2008	2007
	(Unaudited)
Net income	$25,811	$19,234
Other comprehensive income (loss):
Unrealized derivatives loss, net of tax benefit of $8 and $1	(14)	(11)
Foreign currency translation gain, net of tax benefit of $2	(3)	—

Total Comprehensive Income	$25,794	$19,223

See notes to consolidated financial statements.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three months ended
	March 31,
	2008	2007
	(Unaudited)
Cash Flows from Operating Activities
Net income	$25,811	$19,234
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,131	7,534
Cash advance loss provision	27,134	32,748
Stock-based compensation	950	717
Foreign currency transaction loss (gain)	4	(44)
Changes in operating assets and liabilities —
Merchandise held for disposition	(462)	3,435
Finance and service charges receivable	1,891	2,295
Prepaid expenses and other assets	(3,586)	(2,382)
Accounts payable and accrued expenses	(4,505)	361
Customer deposits, net	826	894
Current income taxes	8,512	9,518
Excess income tax benefit from stock-based compensation	(71)	(209)
Deferred income taxes, net	2,912	(571)

Net cash provided by operating activities	68,547	73,530

Cash Flows from Investing Activities
Pawn loans made	(109,370)	(92,261)
Pawn loans repaid	69,971	62,751
Principal recovered through dispositions of forfeited loans	57,512	48,231
Cash advances made, assigned or purchased	(270,576)	(252,913)
Cash advances repaid	258,147	233,636
Acquisitions, net of cash acquired	—	(35,640)
Purchases of property and equipment	(14,965)	(11,933)
Proceeds from property insurance	333	—

Net cash used by investing activities	(8,948)	(48,129)

Cash Flows from Financing Activities
Net repayments under bank lines of credit	(55,307)	(17,347)
Payments on notes payable	—	(4,286)
Loan costs paid	(146)	(282)
Proceeds from exercise of stock options	230	—
Excess income tax benefit from stock-based compensation	71	209
Treasury shares purchased	(3,511)	(2,651)
Dividends paid	(1,021)	(1,039)

Net cash used by financing activities	(59,684)	(25,396)

Effect of exchange rates on cash	(3)	—

Net (decrease) increase in cash and cash equivalents	(88)	5
Cash and cash equivalents at beginning of year	22,725	25,723

Cash and cash equivalents at end of period	$22,637	$25,728

Supplemental Disclosures
Non-cash investing and financing activities —
Pawn loans forfeited and transferred to merchandise held for disposition	$51,943	$45,289
Pawn loans renewed	$22,611	$17,911
Cash advances renewed	$78,710	$66,875
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
     The financial statements as of March 31, 2008 and 2007 and for the three month periods then ended are unaudited but, in management’s opinion, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for such interim periods. Operating results for the three month period are not necessarily indicative of the results that may be expected for the full fiscal year.
     Certain amounts in the consolidated financial statements for the three months ended March 31, 2007 have been reclassified to conform to the presentation format adopted in 2008. These reclassifications have no effect on the net income previously reported.
     These financial statements and related notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2007 Annual Report to Shareholders.
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
     The Company provides a cash advance product in some markets under a credit services organization program, in which the Company assists in arranging loans for customers from independent third-party lenders. The Company also guarantees the customer’s payment obligations in the event of default if the customer is approved for and accepts the loan. The borrower pays fees to the Company under the credit services organization program (“CSO fees”) for performing services on the borrower’s behalf, including credit services, and for agreeing to guaranty the borrower’s payment obligations to the lender. As a result of providing the guaranty, the CSO fees are deferred and amortized over the term of the loan and recorded as cash advance fees in the accompanying consolidated statements of income. The contingent loss on the guaranteed loans is accrued and recorded as a liability. See Note 3.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
Recent Accounting Pronouncements
     In September 2006, FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value to be the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date and emphasizes that fair value is a market-based measurement, not an entity-specific measurement. It establishes a fair value hierarchy and expands disclosures about fair value measurements in both interim and annual periods. SFAS 157 was effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. In February 2008, FASB issued FASB Staff Position (“FSP”) FAS 157-2, “Effective Date of FASB Statement No. 157”, which delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed in the financial statements on a nonrecurring basis. The FSP partially defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. The adoption of SFAS 157 and FSP FAS 157-2 did not have a material effect on the Company’s financial position or results of operations. The Company has not applied the provisions of

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
SFAS 157 to its nonfinancial assets and nonfinancial liabilities in accordance with FSP FAS 157-2. The Company will apply the provisions of SFAS 157 to these assets and liabilities beginning January 1, 2009 as required by FSP FAS 157-2. See Note 9.
     In February 2007, FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits entities to choose, at specified election dates, to measure eligible items at fair value (the “fair value option”) and requires an entity to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Upfront costs and fees related to items for which the fair value option is elected shall be recognized in earnings as incurred and not deferred. SFAS 159 was effective for fiscal years beginning after November 15, 2007. The adoption of SFAS 159 did not have a material effect on the Company’s financial position or results of operations.
     In December 2007, FASB issued SFAS No. 141, “Business Combinations — Revised” (“SFAS 141(R)”). SFAS 141(R) establishes principles and requirements for how an acquirer in a business combination: recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase price; and, determines what information to disclose to enable users of the consolidated financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. In the past, the Company has completed significant acquisitions. The application of SFAS 141(R) will cause management to evaluate future transaction returns under different conditions, particularly the near term and long term economic impact of expensing transaction costs up front.
     In March 2008, FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 (“SFAS No. 161”). SFAS No. 161 requires enhanced disclosures concerning (1) the manner in which an entity uses derivatives (and the reasons it uses them), (2) the manner in which derivatives and related hedged items are accounted for under SFAS No. 133 and interpretations thereof, and (3) the effects that derivatives and related hedged items have on an entity’s financial position, financial performance, and cash flows. The standard is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company does not expect SFAS 161 to have a material effect on the Company’s financial position or results of operations.
2. Acquisitions
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
     The Company also agreed to pay up to five supplemental earn-out payments during the two-year period after the closing. The amount of each supplemental payment will be based on a multiple of earnings attributable to CashNetUSA’s business as defined in the purchase agreement, for the twelve months preceding the date of determining each scheduled supplemental payment. Each supplemental payment will be reduced by amounts previously paid. The supplemental payments are to be paid in cash within 45 days of the payment measurement date. The Company may, at its option, pay up to 25% of each supplemental

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
payment in shares of its common stock based on an average share price as of the measurement date thereby reducing the amount of the cash payment. Substantially all of these supplemental payments will be accounted for as goodwill.
     The Company made supplemental payments in cash of approximately $33.8 million and approximately $43.4 million in February 2007 and November 2007, respectively. These payments were based on the trailing twelve months earnings of CashNetUSA through December 31, 2006 and September 30, 2007, respectively, and reflected adjustments for amounts previously paid. Another supplemental payment is scheduled in May 2008 and will be based on the trailing twelve months earnings of CashNetUSA as of March 31, 2008. As of March 31, 2008, the Company has accrued approximately $63.2 million for the payment as an addition to goodwill and accounts payable based on the defined multiple of 5.0 times of trailing twelve months earnings through March 31, 2008. Pursuant to the terms of the purchase agreement with CashNetUSA, payments determined at the March 31 and September 30, 2007 measurement dates were calculated at 5.5 times trailing twelve month earnings. The March 31 and September 30, 2008 measurement dates will be calculated at 5 times trailing twelve month earnings.
3.	Cash Advances, Allowance for Losses and Accruals for Losses on Third-Party Lender-Owned Cash Advances
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
     The Company provides services in connection with single payment cash advances originated by independent third-party lenders, whereby the Company acts as a credit services organization on behalf of consumers in accordance with applicable state laws (the “CSO program”). The CSO program includes arranging loans with independent third-party lenders, assisting in the preparation of loan applications and loan documents, and accepting loan payments. To assist the customer in obtaining a loan through the CSO program, the Company also, as part of the credit services it provides to the customer, guarantees, on behalf of the customer, the customer’s payment obligations to the third-party lender under the loan. A customer who obtains a loan through the CSO program pays the Company a fee for the credit services, including the guaranty, and enters into a contract with the Company governing the credit services arrangement. Losses on cash advances acquired by the Company as a result of its guaranty obligations are the responsibility of the Company. As of March 31, 2008, the CSO program was offered in Texas, Florida and Maryland. The Company discontinued the CSO program in Michigan in February 2007, and now offers only cash advances underwritten by the Company to customers in that state. In January 2008, the Company began offering a CSO program in the state of Maryland through the CashNetUSA online platform.
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

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     Cash advances outstanding at March 31, 2008 and 2007, were as follows (in thousands):

	March 31,
	2008	2007
Funded by the Company
Active cash advances and fees receivable	$63,952	$57,077
Cash advances and fees in collection	21,104	21,436

Total Funded by the Company	85,056	78,513
Purchased by the Company from third-party lenders	9,938	12,012

Company-owned cash advances and fees receivable, gross	94,994	90,525
Less: Allowance for losses	20,815	23,141

Cash advances and fees receivable, net	$74,179	$67,384

     Changes in the allowance for losses for the Company-owned portfolio and the accrued loss for the third-party lender-owned portfolio during the three months ended March 31, 2008 and 2007 were as follows (in thousands):

	Three Months Ended
	March 31,
	2008	2007
Company-owned cash advances
Balance at beginning of period	$25,676	$19,513
Cash advance loss provision	26,974	32,648
Charge-offs	(40,822)	(32,511)
Recoveries	8,987	3,491

Balance at end of period	$20,815	$23,141

Accrual for third-party lender-owned cash advances
Balance at beginning of period	$1,828	$1,153
Increase in loss provision	160	100

Balance at end of period	$1,988	$1,253

     Cash advances assigned to the Company for collection were $22.4 million and $18.1 million, for the three months ended March 31, 2008 and 2007, respectively.
     The Company sells selected cash advances originated from its online distribution channel which had been previously written off. These sales generated proceeds of $1.1 million and $-0- for the three months ended March 31, 2008 and 2007, respectively, which were recorded as recoveries on losses previously charged to the allowance for losses.
4. Earnings Per Share Computation
     The following table sets forth the reconciliation of numerators and denominators for the basic and diluted earnings per share computation for the three months ended March 31, 2008 and 2007 (in thousands, except per share amounts):

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Three months ended
	March 31,
	2008	2007
Numerator:
Net income available to common shareholders	$25,811	$19,234
Denominator:
Total weighted average basic shares(1)	29,376	29,873
Effect of shares applicable to stock option plans	334	371
Effect of restricted stock unit compensation plans	285	358

Total weighted average diluted shares	29,995	30,602

Net income — basic	$0.88	$0.64
Net income — diluted	$0.86	$0.63

(1)	Included in “Total weighted average basic shares” are vested restricted stock units of 202 and 150 as well as shares in a non-qualified savings plan of 54 and 59 for the three months ended March 31, 2008 and 2007, respectively.
5. Long-Term Debt
     The Company’s long-term debt instruments and balances outstanding at March 31, 2008 and 2007, were as follows (in thousands):

	2008	2007
Line of credit up to $300,000 due 2012	$116,470	$64,330
6.21% senior unsecured notes due 2021	25,000	25,000
6.09% senior unsecured notes due 2016	35,000	35,000
6.12% senior unsecured notes due 2015	40,000	40,000
7.20% senior unsecured notes due 2009	17,000	25,500
7.10% senior unsecured notes due 2008	—	4,286
8.14% senior unsecured notes due 2007	—	4,000

Total debt	233,470	198,116
Less current portion	8,500	16,786

Total long-term debt	$224,970	$181,330

     On February 29, 2008, the Company exercised the $50 million accordion feature contained in its line of credit, increasing the committed amount under the line of credit from $250 million to $300 million. Interest on the amended line of credit is charged, at the Company’s option, at either LIBOR plus a margin or at the agent’s base rate. The margin on the line of credit varies from 0.875% to 1.875% (1.375% at March 31, 2008), depending on the Company’s cash flow leverage ratios as defined in the amended agreement. The Company also pays a fee on the unused portion ranging from 0.25% to 0.30% (0.25% at March 31, 2008) based on the Company’s cash flow leverage ratios. The weighted average interest rate (including margin) on the line of credit at March 31, 2008 was 4.15%. On December 27, 2007, the Company entered into an interest rate cap agreement with a notional amount of $10.0 million of the Company’s outstanding floating rate line of credit for a term of 24 months at a fixed rate of 4.75%.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
6. Operating Segment Information
     The Company has three reportable operating segments: pawn lending, cash advance and check cashing. The cash advance and check cashing segments are managed separately due to the different operational strategies required and, therefore, are reported as separate segments. The Company realigned its administrative activities during the fourth quarter of 2007 to create more direct oversight of operations. For comparison purposes, all prior periods in the tables below have been revised to reflect this reclassification of expenses out of administrative expenses and into operations expenses. These revisions have not changed the consolidated performance of the Company for any period.
     Information concerning the operating segments is set forth below (in thousands):

	Pawn	Cash	Check
	Lending	Advance(1)	Cashing	Consolidated
Three Months Ended March 31, 2008:
Revenue
Finance and service charges	$43,421	$—	$—	$43,421
Proceeds from disposition of merchandise	116,583	—	—	116,583
Cash advance fees	9,285	76,175	—	85,460
Check cashing fees, royalties and other	1,013	3,437	1,020	5,470

Total revenue	170,302	79,612	1,020	250,934
Cost of revenue — disposed merchandise	71,516	—	—	71,516

Net revenue	98,786	79,612	1,020	179,418

Expenses
Operations	52,908	26,431	383	79,722
Cash advance loss provision	2,265	24,869	—	27,134
Administration	11,675	7,071	213	18,959
Depreciation and amortization	5,591	3,476	64	9,131

Total expenses	72,439	61,847	660	134,946

Income from operations	$26,347	$17,765	$360	$44,472

As of March 31, 2008:
Total assets	$581,817	$331,449	$6,619	$919,885

Goodwill	$143,556	$198,568	$5,310	$347,434

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Pawn	Cash	Check
	Lending	Advance(1)	Cashing	Consolidated
Three Months Ended March 31, 2007:
Revenue
Finance and service charges	$38,431	$—	$—	$38,431
Proceeds from disposition of merchandise	100,168	—	—	100,168
Cash advance fees	10,120	68,396	—	78,516
Check cashing fees, royalties and other	930	3,687	1,140	5,757

Total revenue	149,649	72,083	1,140	222,872
Cost of revenue — disposed merchandise	61,925	—	—	61,925

Net revenue	87,724	72,083	1,140	160,947

Expenses
Operations	47,618	24,943	307	72,868
Cash advance loss provision	2,844	29,904	—	32,748
Administration	8,820	4,702	277	13,799
Depreciation and amortization	5,007	2,426	101	7,534

Total expenses	64,289	61,975	685	126,949

Income from operations	$23,435	$10,108	$455	$33,998

As of March 31, 2007:
Total assets	$526,088	$214,648	$7,150	$747,886

Goodwill	$142,052	$91,474	$5,310	$238,836

(1)	The Cash Advance segment is comprised of two distribution channels for the same product, a multi-unit, “storefront” platform of 304 units and an online, internet based lending platform. The following table summarizes the results from each channel’s contributions to the Cash Advance segment for the three months ended March 31, 2008 and 2007:

			Total
		Internet	Cash
	Storefront	Lending	Advance
Three Months Ended March 31, 2008:
Revenue
Cash advance fees	$28,693	$47,482	$76,175
Check cashing fees, royalties and other	3,437	—	3,437

Total revenue	32,130	47,482	79,612

Expenses
Operations	16,881	9,550	26,431
Cash advance loss provision	4,346	20,523	24,869
Administration	2,402	4,669	7,071
Depreciation and amortization	2,425	1,051	3,476

Total expenses	26,054	35,793	61,847

Income from operations	$6,076	$11,689	$17,765

As of March 31, 2008:
Total assets	$110,511	$220,938	$331,449

Goodwill	$44,618	$153,950	$198,568

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

			Total
		Internet	Cash
	Storefront	Lending	Advance
Three Months Ended March 31, 2007:
Revenue
Cash advance fees	$29,741	$38,655	$68,396
Check cashing fees, royalties and other	3,685	2	3,687

Total revenue	33,426	38,657	72,083

Expenses
Operations	15,910	9,033	24,943
Cash advance loss provision	7,232	22,672	29,904
Administration	2,305	2,397	4,702
Depreciation and amortization	1,883	543	2,426

Total expenses	27,330	34,645	61,975

Income from operations	$6,096	$4,012	$10,108

As of March 31, 2007:
Total assets	$116,527	$98,121	$214,648

Goodwill	$44,618	$46,856	$91,474

7. Litigation
     On August 6, 2004, James E. Strong filed a purported class action lawsuit in the State Court of Cobb County, Georgia against Georgia Cash America, Inc., Cash America International, Inc. (together with Georgia Cash America, Inc., “Cash America”), Daniel R. Feehan, and several unnamed officers, directors, owners and “stakeholders” of Cash America. The lawsuit alleges many different causes of action, among the most significant of which is that Cash America made illegal payday loans in Georgia in violation of Georgia’s usury law, the Georgia Industrial Loan Act and Georgia’s Racketeer Influenced and Corrupt Organizations Act. Community State Bank (“CSB”) for some time made loans to Georgia residents through Cash America’s Georgia operating locations. The complaint in this lawsuit claims that Cash America was the true lender with respect to the loans made to Georgia borrowers and that CSB’s involvement in the process is “a mere subterfuge.” Based on this claim, the suit alleges that Cash America is the “de facto” lender and is illegally operating in Georgia. The complaint seeks unspecified compensatory damages, attorney’s fees, punitive damages and the trebling of any compensatory damages. A previous decision by the trial judge to strike Cash America’s affirmative defenses based on arbitration (without ruling on Cash America’s previously filed motion to compel arbitration) was upheld by the Georgia Court of Appeals, and on September 24, 2007, the Georgia Supreme Court declined to review the decision. The case has been returned to the State Court of Cobb County, Georgia, where Cash America filed a motion requesting that the trial court rule on Cash America’s pending motion to compel arbitration and stay the State Court proceedings. The Court denied the motion to stay and ruled that the motion to compel arbitration was rendered moot after the discovery sanction was handed down by the Court. Cash America is currently in the process of appealing the Court’s ruling. If Cash America’s further attempts to enforce the arbitration agreement are unsuccessful, discovery relating to the propriety of continuing this suit as a class action would proceed. Cash America believes that the plaintiffs’ claims in this suit are without merit and is vigorously defending this lawsuit.
     Cash America and CSB also commenced a federal lawsuit in the U.S. District Court for the Northern District of Georgia seeking to compel Plaintiffs to arbitrate their claims against Cash America and CSB. The U.S. District Court dismissed the federal action for lack of subject matter jurisdiction, and Cash America and CSB appealed the dismissal of their complaint to the U.S. Court of Appeals for the 11th Circuit. The 11th Circuit issued a panel decision on April 27, 2007 reversing the district court’s dismissal of the action and remanding the action to the district court for a determination of the issue of the enforceability

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
of the parties’ arbitration agreements. Plaintiff requested the 11th Circuit to review this decision en banc and this request has been granted. The en banc rehearing took place on February 26, 2008. The parties are awaiting the 11th Circuit’s decision on this matter. The Strong litigation is still at an early stage, and neither the likelihood of an unfavorable outcome nor the ultimate liability, if any, with respect to this litigation can be determined at this time.
     On October 23, 2007, a complaint styled Ryan Bonner, individually and on behalf of all others similarly situated, v. Cash America International, Inc., Cash America Net of Nevada, LLC, Cash America Net of Pennsylvania, LLC and Cash America of PA, LLC, d/b/a CashNetUSA.com (collectively, “CashNetUSA”), was filed in the United States District Court for the Eastern District of Pennsylvania, alleging, on behalf of the named plaintiff and a purported class of Pennsylvania borrowers, that CashNetUSA had violated Pennsylvania law by charging rates of interest in excess of the rates permitted by Pennsylvania law on loans made over the Internet from outside Pennsylvania. The complaint sought declaratory and injunctive relief, as well as treble damages and attorneys fees, on behalf of the plaintiff and the purported class. CashNetUSA filed a motion to compel individual arbitration of the plaintiff’s claims and, thereafter, the parties settled the lawsuit on an individual basis in March 2008. In the settlement agreement, CashNetUSA expressly denied any liability to the plaintiff and agreed to make a nominal settlement payment to the named plaintiff. The plaintiff agreed to dismiss the lawsuit with prejudice and to provide CashNetUSA with a broad release of his claims. The settlement did not resolve or otherwise affect the potential claims of other Pennsylvania borrowers.
     The Company is a defendant in certain lawsuits encountered in the ordinary course of its business. Certain of these matters are covered to an extent by insurance. In the opinion of management, the resolution of these matters will not have a material adverse effect on the Company’s financial position, results of operations or liquidity.
8. Notes Receivable
     During the three months ended March 31, 2008, Cash America Holding, Inc., a wholly owned subsidiary of the Company, increased a loan to Primary Business Services, Inc. (“PBSI”) from $200,000 as of December 31, 2007 to $2.3 million at March 31, 2008. The increased loan (the “Loan”) is a revolving loan and was made to PBSI and its affiliates, Primary Processing, Inc., Primary Finance, Inc. and Primary Members Insurance Services, Inc. (collectively, the “Borrowers”). The Loan is secured by all the current and future assets of the Borrowers, by the personal guaranty of the Borrowers’ principal stockholder and by a pledge of all outstanding shares of each of the Borrowers. The Loan matures on February 28, 2009, and bears interest at 12% per annum. The Borrowers are using the proceeds of the Loan to fund their business operations. The Borrowers are in the early stages of operations and are not related to the Company. Prospects for repayment of the Loan are based on the future success of the Borrowers’ business plan. At this time the Borrowers are not profitable.
9. Fair Value Measurements
     The Company adopted the provisions of SFAS 157 and FSP FAS 157-2 on January 1, 2008. The adoption of these pronouncements did not have a material effect on the Company’s financial position or results of operations. SFAS 157 defines fair value to be the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date and emphasizes that fair value is a market-based measurement, not an entity-specific measurement. It establishes a fair value hierarchy and expands disclosures about fair value measurements in both interim and annual periods. SFAS 157 enables the reader of the financial statements to assess the inputs used to develop fair value measurements by establishing a hierarchy for ranking the quality and reliability of the information used to determine fair values. FSP FAS 157-2 defers the effective date of SFAS 157 until January 2009 for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed in the financial statements on

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
a nonrecurring basis. SFAS 157 requires that assets and liabilities carried at fair value will be classified and disclosed in one of the following three categories:
Level 1: Quoted market prices in active markets for identical assets or liabilities.

Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data.

Level 3: Unobservable inputs that are not corroborated by market data.
     The Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2008 are as follows:

	March 31,	Fair Value Measurements Using
	2008	Level 1	Level 2	Level 3
Financial assets:
Interest rate cap	$3	$—	$3	$—
Foreign currency forward contracts	44	—	44	—
Nonqualified savings plan assets	7,668	7,668	—	—

Total	$7,715	$7,668	$47	$—

     The Company measures the value of its interest rate cap and foreign currency forward contract under Level 2 inputs as defined by SFAS 157. The Company relies on a mark to market valuation based on yield curves using observable market interest rates for the interest rate cap and the fair value of the foreign currency forward contract is valued using observable market transactions in either the listed or over-the-counter markets. The fair value of the nonqualified savings plan assets are measured under a Level 1 input. These assets are publicly traded equity securities for which market prices are readily observable.

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
     As of March 31, 2008, the Company had 939 total locations offering products and services to its customers. The Company operates in three segments: pawn lending, cash advance and check cashing.
     As of March 31, 2008, the Company’s pawn lending operations consisted of 499 pawnshops, including 485 Company-owned units and 14 unconsolidated franchised units located in 22 states in the United States. During the 15 months ended March 31, 2008, the Company acquired five operating units, established six locations, and combined or closed one location for a net increase of 10 owned pawn lending units. In addition, it opened two franchise locations.
     At March 31, 2008, the Company’s cash advance operations consisted of 304 cash advance locations in seven states and its internet distribution channel. For the 15 months ended March 31, 2008, the Company established 14 locations and combined or closed five locations for a net increase of nine locations. CashNetUSA serves multiple markets through its internet distribution channel and had cash advances outstanding in 33 states and in the United Kingdom as of March 31, 2008.
     As of March 31, 2008, the Company’s check cashing operations consisted of 131 franchised and five company-owned check cashing centers in 16 states. For the 15 months ended March 31, 2008, the Company established 10 locations and combined or closed 10 locations.

RESULTS OF CONTINUING OPERATIONS
     The following table sets forth the components of the consolidated statements of income as a percentage of total revenue for the periods indicated.

	Three Months Ended
	March 31,
	2008	2007
Revenue
Finance and service charges	17.3%	17.2%
Proceeds from disposition of merchandise	46.5	45.0
Cash advance fees	34.0	35.2
Check cashing fees, royalties and other	2.2	2.6

Total Revenue	100.0	100.0
Cost of Revenue
Disposed merchandise	28.5	27.8

Net Revenue	71.5	72.2

Expenses
Operations	31.8	32.7
Cash advance loss provision	10.8	14.7
Administration	7.6	6.2
Depreciation and amortization	3.6	3.4

Total Expenses	53.8	57.0

Income from Operations	17.7	15.2
Interest expense	(1.4)	(1.6)
Interest income	—	0.2
Foreign currency transaction gain	—	—

Income before Income Taxes	16.3	13.8
Provision for income taxes	6.0	5.2

Net Income	10.3%	8.6%

     The following table sets forth certain selected consolidated financial and non-financial data as of March 31, 2008 and 2007, and for each of the three months then ended ($ in thousands unless noted otherwise).

	Three Months Ended
	March 31,
	2008		2007
PAWN LENDING OPERATIONS:
Pawn loans

Annualized yield on pawn loans	135.0%		131.8%
Total amount of pawn loans written and renewed	$131,981		$110,622
Average pawn loan balance outstanding	$129,349		$118,242
Average pawn loan balance per average location in operation	$267		$248
Ending pawn loan balance per location in operation	$257		$235
Average pawn loan amount at end of period (not in thousands)	$117		$106
Profit margin on disposition of merchandise as a percentage of proceeds from disposition of merchandise	38.7%		38.2%
Average annualized merchandise turnover	3.0	x	3.0	x
Average balance of merchandise held for disposition per average location in operation	$199		$178
Ending balance of merchandise held for disposition per location in operation	$192		$169

Pawnshop locations in operation —
Beginning of period, owned	485		475
Acquired	—		1
Start-ups	—		1

End of period, owned	485		477
Franchise locations at end of period	14		12

Total pawnshop locations at end of period	499		489

Average number of owned pawnshop locations	485		477

Cash advances (a)
Pawn locations offering cash advances at end of period	430		424
Average number of pawn locations offering cash advances	431		423
Amount of cash advances written at pawn locations:
Funded by the Company	$13,947		$15,486
Funded by third-party lenders (b) (d)	37,996		44,985

Aggregate amount of cash advances written at pawn locations(b) (f)	$51,943		$60,471

Number of cash advances written at pawn locations (not in thousands):
By the Company	45,146		50,268
By third-party lenders (b) (d)	80,389		98,126

Aggregate number of cash advances written at pawn locations(b) (f)	125,535		148,394

Cash advance customer balances due at pawn locations (gross):
Owned by the Company (c)	$6,852		6,439
Owned by third-party lenders (b) (d)	6,788		7,800

Aggregate cash advance customer balances due at pawn locations (gross) (b) (f)	$13,640		$14,239

(Continued on Next Page)

	Three Months Ended
	March 31,
	2008	2007
CASH ADVANCE OPERATIONS (e):
Storefront operations:
Amount of cash advances written:
Funded by the Company	$153,062	$157,756
Funded by third-party lenders (b) (d)	25,564	27,079

Aggregate amount of cash advances written (b) (f)	$178,626	$184,835

Number of cash advances written (not in thousands):
By the Company	418,597	428,951
By third-party lenders (b) (d)	45,709	50,363

Aggregate number of cash advances written (b) (f)	464,306	479,314

Cash advance customer balances due (gross):
Owned by the Company (c)	$39,181	$40,277
Owned by third-party lenders (b) (d)	4,114	4,229

Aggregate cash advance customer balances due (gross) (b) (f)	$43,295	$44,506

Cash advance locations in operation (excluding online lending) —
Beginning of period	304	295
Start-ups	—	2
Combined or closed	—	(1)

End of period	304	296

Average number of cash advance locations	304	295

Internet lending operations:
Amount of cash advances written:
Funded by the Company	$159,921	$128,494
Funded by third-party lenders (b) (d)	98,543	70,024

Aggregate amount of cash advances written (b) (f)	$258,464	$198,518

Number of cash advances written (not in thousands):
By the Company	389,416	329,315
By third-party lenders (b) (d)	148,947	127,737

Aggregate number of cash advances written (b) (f)	538,363	457,052

Cash advance customer balances due (gross):
Owned by the Company (c)	$48,961	$43,809
Owned by third-party lenders (b) (d)	18,567	12,993

Aggregate cash advance customer balances due (gross) (b) (f)	$67,528	$56,802

Number of states with online lending at end of period	33	30
Number of foreign countries with online lending at end of period	1	—
(Continued on Next Page)

	Three Months Ended
	March 31,
	2008	2007
Combined Storefront and Internet lending operations:
Amount of cash advances written:
Funded by the Company	$312,983	$286,250
Funded by third-party lenders (b) (d)	124,107	97,103

Aggregate amount of cash advances written (b) (f)	$437,090	$383,353

Number of cash advances written (not in thousands):
By the Company	808,013	758,266
By third-party lenders (b) (d)	194,656	178,100

Aggregate number of cash advances written (b) (f)	1,002,669	936,366

Cash advance customer balances due (gross):
Owned by the Company (c)	$88,142	$84,086
Owned by third-party lenders (b) (d)	22,681	17,222

Aggregate cash advance customer balances due (gross) (b) (f)	$110,823	$101,308

CONSOLIDATED CASH ADVANCE PRODUCT SUMMARY (a) (b) (e):
Amount of cash advances written:
Funded by the Company	$326,930	$301,736
Funded by third-party lenders (b) (d)	162,103	142,088

Aggregate amount of cash advances written (b) (f)	$489,033	$443,824

Number of cash advances written (not in thousands):
By the Company	853,159	808,534
By third-party lenders (b) (d)	275,045	276,226

Aggregate number of cash advances written (b) (f)	1,128,204	1,084,760

Average amount per cash advance written (not in thousands):
Funded by the Company	$383	$373
Funded by third-party lenders (b) (d)	589	514

Aggregate average amount per cash advance (b) (f)	$433	$409

Cash advance customer balances due (gross):
Owned by the Company (c)	$94,994	$90,525
Owned by third-party lenders (b) (d)	29,469	25,022

Aggregate cash advance customer balances due (gross) (b) (f)	$124,463	$115,547

Total locations offering cash advances at end of period (excluding online lending)	734	720
Average total locations offering cash advances (excluding online lending)	735	718
Number of states with online lending at end of period	33	30
Number of foreign countries with online lending at end of period	1	—
(Continued on Next Page)

	Three Months Ended
	March 31,
	2008	2007
CHECK CASHING OPERATIONS (Mr. Payroll):
Centers in operation at end of period:
Company-owned locations	5	5
Franchised locations (b)	131	135

Combined centers in operation at end of period (b)	136	140

Revenue from Company-owned locations	$122	$161
Revenue from franchise royalties and other	898	979

Total revenue (c)	$1,020	$1,140

Face amount of checks cashed:
Company-owned locations	$7,674	$9,610
Franchised locations (b)	362,136	367,221

Combined face amount of checks cashed (b)	$369,810	$376,831

Fees collected from customers:
Company-owned locations	$122	$161
Franchised locations (b)	5,370	5,446

Combined fees collected from customers (b)	$5,492	$5,607

Fees as a percentage of checks cashed:
Company-owned locations	1.6%	1.7%
Franchised locations (b)	1.5	1.5

Combined fees as a percentage of checks cashed (b)	1.5%	1.5%

Average check cashed (not in thousands):
Company-owned locations	$416	$428
Franchised locations (b)	517	494

Combined average check cashed (b)	$514	$492

(a)	Includes cash advance activities at the Company’s pawn lending locations.

(b)	Non-GAAP presentation. For informational purposes and to provide a greater understanding of the Company’s businesses. Management believes that information provided with this level of detail is meaningful and useful in understanding the activities and business metrics of the Company’s operations.

(c)	Amounts recorded in the Company’s consolidated financial statements.

(d)	Cash advances written by third-party lenders that were arranged by the Company on behalf of the third-party lenders.

(e)	Includes cash advance activities at the Company’s cash advance locations and through the Company’s internet distribution channel.

(f)	Includes (i) cash advances written by the Company, and (ii) cash advances written by third-party lenders that were arranged by the Company on behalf of the third-party lenders.

CRITICAL ACCOUNTING POLICIES
     There have been no changes of critical accounting policies since December 31, 2007.
RECENT ACCOUNTING PRONOUNCEMENTS
     In September 2006, FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value to be the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date and emphasizes that fair value is a market-based measurement, not an entity-specific measurement. It establishes a fair value hierarchy and expands disclosures about fair value measurements in both interim and annual periods. SFAS 157 was effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. In February 2008, FASB issued FASB Staff Position (“FSP”) FAS 157-2, “Effective Date of FASB Statement No. 157”, which delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed in the financial statements on a nonrecurring basis. The FSP partially defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. The adoption of SFAS 157 and FSP FAS 157-2 did not have a material effect on the Company’s financial position or results of operations. The Company has not applied the provisions of SFAS 157 to its nonfinancial assets and nonfinancial liabilities in accordance with FSP FAS 157-2. The Company will apply the provisions of SFAS 157 to these assets and liabilities beginning January 1, 2009 as required by FSP FAS 157-2.
     In February 2007, FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits entities to choose, at specified election dates, to measure eligible items at fair value (the “fair value option”) and requires an entity to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Upfront costs and fees related to items for which the fair value option is elected shall be recognized in earnings as incurred and not deferred. SFAS 159 was effective for fiscal years beginning after November 15, 2007. The adoption of SFAS 159 did not have a material effect on the Company’s financial position or results of operations.
     In December 2007, FASB issued SFAS No. 141, “Business Combinations — Revised” (“SFAS 141(R)”). SFAS 141(R) establishes principles and requirements for how an acquirer in a business combination: recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase price; and, determines what information to disclose to enable users of the consolidated financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. In the past, the Company has completed significant acquisitions. The application of SFAS 141(R) will cause management to evaluate future transaction returns under different conditions, particularly the near term and long term economic impact of expensing transaction costs up front.
     In March 2008, FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 (“SFAS No. 161”). SFAS No. 161 requires enhanced disclosures concerning (1) the manner in which an entity uses derivatives (and the reasons it uses them), (2) the manner in which derivatives and related hedged items are accounted for under SFAS No. 133 and interpretations thereof, and (3) the effects that derivatives and related hedged items have on an entity’s financial position, financial performance, and cash flows. The standard is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company does not expect SFAS 161 to have a material effect on the Company’s financial position or results of operations.

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
     The growth in cash advance fees is primarily attributable to higher average balances from cash advances made through the Company’s online distribution platform, which expanded into new markets early in 2007. The Company acquired the online cash advance business mid-September of 2006. Cash advance fees comprised 47.6% and 48.8% of net revenue for the three months ended March 31, 2008 and 2007, respectively, and accounted for 37.6% of the net revenue increase for the three months ended March 31, 2008 compared to the same period in the prior year. Net revenue from pawn lending activities contributed 49.3% and 47.7% of net revenue for the three months ended March 31, 2008 and 2007, respectively. Net revenue derived from pawn lending activities accounted for 63.9% of net revenue growth for the current period ending March 31, 2008 compared to the same period in the prior year. The following graphs show consolidated net revenue and depict the mix of the components of net revenue for the three months ended March 31, 2008 and 2007:

Quarter Ended March 31, 2008 Compared To Quarter Ended March 31, 2007
Consolidated Net Revenue. Consolidated net revenue increased $18.5 million, or 11.5%, to $179.4 million during the three months ended March 31, 2008 (the “current quarter”) from $160.9 million during the three months ended March 31, 2007 (the “prior year quarter”). The following table sets forth net revenue by operating segment for the three months ended March 31, 2008 and 2007 (dollars in thousands):

	For the three months ended March 31,
	2008	2007	Increase/(Decrease)
Cash advance operations — storefront	$32,130	$33,426	$(1,296)	(3.9)%
Cash advance operations — internet lending	47,482	38,657	8,825	22.8

Total cash advance operations	79,612	72,083	7,529	10.4
Pawn lending operations	98,786	87,724	11,062	12.6
Check cashing operations	1,020	1,140	(120)	(10.5)

Consolidated net revenue	$179,418	$160,947	$18,471	11.5%

     The components of consolidated net revenue are finance and service charges from pawn loans, which increased $5.0 million; profit from the disposition of merchandise, which increased $6.8 million; cash advance fees generated from pawn locations, cash advance locations and via the internet distribution channel, which increased $6.9 million; and combined segment revenue from check cashing fees, royalties and other, which decreased $287,000.
Finance and Service Charges. Finance and service charges from pawn loans increased $5.0 million, or 13.0%, from $38.4 million in the prior year quarter to $43.4 million in the current quarter. The increase is due primarily to higher loan balances attributable to the increased amount of pawn loans written through existing and new locations added during 2007. An increase in the average balance of pawn loans outstanding contributed $3.6 million of the increase and the higher annualized yield, which is a function of the blend in permitted rates for fees and service charges on pawn loans in all operating locations, contributed $1.4 million of the increase. Management believes the Company’s decision to reduce the maximum loan term from 90 days to 60 days in 198 pawn locations in the last half of 2007 contributed to higher reported pawn loan yields as portfolio performance has improved, partially due to a shortening of the average loan period and customer payments of finance and service charges occurred earlier than in prior periods.
     The average balances of pawn loans outstanding during the current quarter increased by $11.1 million, or 9.4%, compared to the prior year quarter, primarily related to an increase in the average amount per loan made, and a slight increase in the number of loans written. Pawn loan balances at March 31, 2008 were $124.8 million, which was 11.4% higher than at March 31, 2007. Annualized loan yield was 135.0% in the current quarter, compared to 131.8% in the prior year quarter. Same store pawn loan balances at March 31, 2008 increased $11.5 million, or 10.3%, compared to March 31, 2007.
Profit from Disposition of Merchandise. Profit from disposition of merchandise is the amount by which the proceeds received from disposition of merchandise exceed the cost of disposed merchandise. The following table summarizes the proceeds from disposition of merchandise and the related profit for the current quarter compared to the prior year quarter (dollars in thousands):

	Three Months Ended March 31,
	2008			2007
	Merch-	Refined		Merch-	Refined
	andise	Gold	Total	andise	Gold	Total
Proceeds from dispositions	$78,354	$38,229	$116,583	$75,007	$25,161	$100,168
Profit on disposition	$31,931	$13,136	$45,067	$30,252	$7,991	$38,243
Profit margin	40.8%	34.4%	38.7%	40.3%	31.8%	38.2%
Percentage of total profit	70.9%	29.1%	100.0%	79.1%	20.9%	100.0%
     The total proceeds from disposition of merchandise and refined gold increased $16.4 million, or 16.4%, and the total profit from the disposition of merchandise and refined gold increased $6.8 million, or 17.8%. Overall gross profit margin increased from 38.2% in the prior year quarter to 38.7% in the current quarter, primarily due to higher market prices for gold, which in turn caused the hedge-adjusted selling price per ounce to increase 26.8% in the current quarter compared to the prior year quarter. Proceeds from disposition of merchandise (including jewelry sales), excluding refined gold, increased $3.3 million, or 4.5%, in the current quarter compared to the prior year quarter. Excluding the effect of the disposition of refined gold, the profit margin on the disposition of merchandise was 40.8% for the current quarter compared to 40.3% in the prior year quarter. The profit margin on the disposition of refined gold increased to 34.4% in the current quarter compared to 31.8% in the prior year quarter. The increase in gross profit dollars on the disposition of refined gold during the current quarter is primarily attributable to the 19% increase in the volume of refined gold sold and a 27% higher price per ounce. The price per ounce increase of 27% exceeded the cost per ounce increase of 24%, leading to a higher gross profit margin on refined gold compared to the prior year quarter.
     The higher level of retail sales activity and refined gold sales was supported by higher levels of merchandise available for disposition entering the current quarter and by the net addition of eight pawn locations since March 31, 2007. The consolidated merchandise turnover rate was 3.0 times during both the current quarter and the prior year quarter. Management expects that profit margin on the disposition of merchandise in the near term will likely remain at or slightly below current levels mainly due to higher inventory levels and an increase in the percentage mix of refined gold sales, which typically have lower gross profit margins.

     The table below summarizes the age of merchandise held for disposition before valuation allowance of $2.1 million and $2.0 million at March 31, 2008 and 2007, respectively (dollars in thousands).

	2008		2007
	Amount	%	Amount	%
Merchandise held for 1 year or less —
Jewelry	$61,076	64.2%	$50,742	61.4%
Other merchandise	25,085	26.4	23,813	28.8

	86,161	90.6	74,555	90.2

Merchandise held for more than 1 year —
Jewelry	5,500	5.8	5,067	6.1
Other merchandise	3,415	3.6	3,046	3.7

	8,915	9.4	8,113	9.8

Total merchandise held for disposition	$95,076	100.0%	$82,668	100.0%

Cash Advance Fees. Cash advance fees increased $6.9 million, or 8.8%, to $85.5 million in the current quarter from $78.5 million in the prior year quarter. The increase in revenue from cash advance fees is predominately due to the introduction of new markets for the online distribution channel, which contributed to an increase in customers. As of March 31, 2008, the cash advance products were available in 734 lending locations, including 430 pawnshops and 304 cash advance locations, and through the online distribution channel. Of these lending locations, 319 arrange for customers to obtain cash advance products from independent third-party lenders for a fee. Cash advance fees from same stores (both pawn and cash advance locations in business during the entire 24 month period ended March 31, 2008) decreased $1.6 million, or 4.2%, to $36.5 million in the current quarter as compared to $38.1 million in the prior year quarter primarily due to lower levels of asset balances in storefront locations following a tightening of lending criteria during the last half of 2007.
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
     The following table sets forth cash advance fees by operating segment for the three months ended March 31, 2008 and 2007 (dollars in thousands):

	Three months ended March 31,
	2008	2007	Increase/(Decrease)
Cash advance operations — storefront	$28,693	$29,741	$(1,048)	(3.5)%
Cash advance operations — internet lending	47,482	38,655	8,827	22.8

Total cash advance operations	76,175	68,396	7,779	11.4%
Pawn lending operations	9,285	10,120	(835)	(8.3)

Consolidated cash advance fees	$85,460	$78,516	$6,944	8.8%

     The amount of cash advances written increased by $45.2 million, or 10.2%, to $489.0 million in the current quarter from $443.8 million in the prior year quarter. Included in the amount of cash advances written in the current quarter and the prior year quarter were $162.1 million and $142.1 million, respectively, of cash advances extended to customers by third-party lenders. The average amount per cash advance increased to $433 from $409. The average balances of cash advances outstanding during the current quarter increased by 9.6%, compared to the prior year quarter. The increase was driven by a 4.1% increase in the number of cash advances written during the current quarter and a 5.9% increase in the average amount per cash advance written during the current quarter. Gross cash advance balances at March 31, 2008 were $124.5 million, which was 7.7% higher than at March 31, 2007.

     The outstanding combined portfolio balance of cash advances increased $9.0 million, or 7.8%, to $124.5 million at March 31, 2008 from $115.5 million at March 31, 2007. Those amounts included $95.0 million and $90.5 million at March 31, 2008 and 2007, respectively, of cash advances which are owned by the Company and included in the Company’s consolidated balance sheets. An allowance for losses of $20.8 million and $23.1 million has been provided in the consolidated financial statements for March 31, 2008 and 2007, respectively, which is netted against the outstanding cash advance amounts on the Company’s consolidated balance sheets.
     The following table summarizes cash advances outstanding at March 31, 2008 and 2007 and contains certain non-Generally Accepted Accounting Principles (“non-GAAP”) measures with respect to the cash advances owned by third-party lenders that are not included in the Company’s consolidated balance sheets. The Company believes that presenting these non-GAAP measures is meaningful and necessary because management evaluates and measures the cash advance portfolio performance on an aggregate basis (dollars in thousands).

	March 31,
	2008	2007
Funded by the Company (a)
Active cash advances and fees receivable	$63,952	$57,077
Cash advances and fees in collection	21,104	21,436

Total funded by the Company (a)	85,056	78,513
Funded by the third-party lenders (b) (c)
Active cash advances and fees receivable	29,469	25,022
Cash advances and fees in collection	9,938	12,012

Total funded by third-party lenders (b) (c)	39,407	37,034
Combined gross portfolio (b) (d)	124,463	115,547
Less: Elimination of cash advances owned by third-party lenders	29,469	25,022

Company-owned cash advances and fees receivable, gross	94,994	90,525
Less: Allowance for losses	20,815	23,141

Cash advances and fees receivable, net	$74,179	$67,384

Allowance for loss on Company-owned cash advances	$20,815	$23,141
Accrued losses on third-party lender owned cash advances	1,988	1,253

Combined allowance for losses and accrued third-party lender losses	$22,803	$24,394

Combined allowance for losses and accrued third-party lender losses as a % of combined gross portfolio (b)	18.3%	21.1%

(a)	Cash advances written by the Company in its pawn and cash advance locations and through the Company’s internet distribution channel.

(b)	Non-GAAP presentation. For informational purposes and to provide a greater understanding of the Company’s businesses. Management believes that information provided with this level of detail is meaningful and useful in understanding the activities and business metrics of the Company’s operations.

(c)	Cash advances written by third-party lenders that were arranged by the Company on behalf of the third-party lenders, all at the Company’s pawn and cash advance locations and through the Company’s internet distribution channel.

(d)	Includes (i) cash advances written by the Company, and (ii) cash advances written by third-party lenders that were arranged by the Company on behalf of the third-party lenders, all at the Company’s pawn and cash advance locations and through the Company’s internet distribution channel.
     Management anticipates continued growth in consolidated cash advance fees for the remainder of 2008, primarily due to increased consumer awareness and demand for the cash advance product, higher outstanding balances at March 31, 2008 compared to March 31, 2007, the continued growth of the internet distribution channel, the growth of balances from new units opened in 2006 and 2007, and additional planned openings in 2008.

Check Cashing Fees, Royalties and Other. Check cashing fees, royalties and other income from all segments decreased $287,000 to $5.5 million in the current quarter, or 5.0%, from $5.8 million in the prior year quarter primarily due to a lower volume of checks being cashed potentially due to an increase in competition. The components of these fees are as follows (dollars in thousands):

	Three months ended March 31,
	2008				2007
	Pawn	Cash	Check		Pawn	Cash	Check
	Lending	Advance	Cashing	Total	Lending	Advance	Cashing	Total
Check cashing fees	$237	$2,016	$123	$2,376	$289	$2,406	$161	$2,856
Royalties	210	—	881	1,091	145	—	958	1,103
Other	566	1,421	16	2,003	496	1,281	21	1,798

	$1,013	$3,437	$1,020	$5,470	$930	$3,687	$1,140	$5,757

Operations Expenses. Consolidated operations expenses, as a percentage of total revenue, were 31.8% in the current quarter down from 32.7% in the prior year quarter. These expenses increased $6.9 million, or 9.4%, in the current quarter compared to the prior year quarter. Pawn lending operating expenses increased $5.3 million, or 11.1%, to $52.9 million, primarily due to higher personnel related costs due to staffing increases, benefits and incentive payments. The increase in operations expenses for the cash advance operations of $1.5 million, or 6.0%, is primarily attributable to the growth in the Company’s online distribution channel, increased selling expenses and the net addition of cash advance locations.
     As a multi-unit operator in the consumer finance industry, the Company’s operations expenses are predominately related to personnel and occupancy expenses. Personnel expenses include base salary and wages, performance incentives, and benefits. Occupancy expenses include rent, property taxes, insurance, utilities, and maintenance. The combination of personnel and occupancy expenses represents 80.7% of total operations expenses in the current quarter and 79.9% in the prior year quarter. The comparison is as follows (dollars in thousands):

	Three Months Ended March 31,
	2008		2007
		% of		% of
	Amount	Revenue	Amount	Revenue
Personnel	$45,525	18.1%	$40,870	18.3%
Occupancy	18,822	7.5	17,332	7.8
Other	15,375	6.2	14,666	6.6

Total	$79,722	31.8%	$72,868	32.7%

     The increase in personnel expenses is mainly due to unit additions during 2007, an increase in staffing levels, the growth of the Company’s online distribution channel and normal recurring salary adjustments. The increase in occupancy expense is primarily due to unit additions, as well as higher utility costs and property taxes. The increase in other operations expenses was primarily due to an increase in selling expenses.
Cash Advance Loss Provision. The Company maintains an allowance for losses on cash advances at a level projected to be adequate to absorb credit losses inherent in the outstanding combined cash advance portfolio. The cash advance loss provision is utilized to increase the allowance carried against the outstanding company owned cash advance portfolio as well as expected losses in the third-party lender-owned portfolios which are guaranteed by the Company. The allowance is based on historical trends in portfolio performance based on the status of the balance owed by the customer with the full amount of the customer’s obligations being completely reserved when they become 60 days past due. The cash advance loss provision was $27.1 million for the current quarter and $32.7 million for the prior year quarter. The loss provision reflected a $5.6 million decrease, principally due to lower loss rates on improved portfolio performance.

     The loss provision expense as a percentage of cash advances written decreased to 5.5% compared to 7.4% in the prior year. The loss provision as a percentage of cash advance fees decreased to 31.8% in the current quarter from 41.7% in the prior year quarter. The decrease in the loss allowance is primarily due to an improved mix of customers, which is more heavily weighted to customers with better histories of repayment of loans and a lower concentration of new customers with no performance history. Total charge-offs less recoveries divided by total cash advances written was flat at 6.5% in the current quarter compared to the prior year quarter.
     Due to the short-term nature of the cash advance product and the high velocity of loans written, seasonal trends are evidenced in quarter-to-quarter performance. The table below shows the Company’s sequential loss experience for each of the five calendar quarters ending March 31, 2008 under multiple metrics used by the Company to evaluate performance. Management believes that the higher loss levels experienced in 2007 were due to a large increase in new customers during the early part of the year. Typically, the normal business cycle leads sequential losses, as measured by the current period loss provision as a percentage of combined loans written in the period, to be lowest in the first quarter and increase throughout the year, with the final two quarters experiencing the peak levels of losses. During 2007, the quarterly sequential performance deviated from this typical cycle as sequential loss rates decreased from the second to the third quarter and from the third quarter to the fourth quarter. Management believes that this sequential decrease was mainly due to the increase in customers who had established borrowing histories as a percent of all customers in the later half of the year. This change in mix was primarily in the portfolio of cash advances originated by the Company’s online channel. In addition, management took steps to reduce losses in its storefront business beginning in the last half of 2007, including additional underwriting guidelines and more emphasis on collections activities. These changes accounted for a smaller portion of the decrease in relation to the customer composition mix. Management believes that the sequential trend in cash advance loan losses will return to its more traditional trend of lowest loss levels in the first half of the year in 2008.

	2007				2008
	First	Second	Third	Fourth	First
	Quarter	Quarter	Quarter	Quarter	Quarter
Combined cash advance loss provision as a % of combined cash advances written (a) (b)	7.4%	8.4%	8.1%	6.8%	5.5%
Charge-offs (net of recoveries) as a % of combined cash advances written (a) (b)	6.5%	6.5%	8.3%	7.8%	6.5%
Combined cash advance loss provision as a % of cash advance fees (a) (b)	41.7%	48.7%	45.7%	38.8%	31.8%

Combined cash advances and fees receivable, gross(a) (b)	$115,547	$139,576	$144,779	$148,404	$124,463
Combined allowance for losses on cash advances	24,394	33,996	32,757	27,504	22,803

Combined cash advances and fees receivable, net(a) (b)	$91,153	$105,580	$112,022	$120,900	$101,660

Combined allowance for losses and accrued third-party lender losses as a % of combined gross portfolio (a) (b)	21.1%	24.4%	22.6%	18.5%	18.3%

(a)	Non-GAAP presentation. For informational purposes and to provide a greater understanding of the Company’s businesses. Management believes that information provided with this level of detail is meaningful and useful in understanding the activities and business metrics of the Company’s operations.

(b)	Includes (i) cash advances written by the Company, and (ii) cash advances written by third-party lenders that were arranged by the Company on behalf of the third-party lenders, all at the Company’s pawn and cash advance locations and through the Company’s internet distribution channel.

     The following table summarizes the cash advance loss provision for the three months ended March 31, 2008 and 2007, respectively, and contains certain non-GAAP measures with respect to the cash advances written by third-party lenders that are not included in the Company’s consolidated balance sheets and related statistics. The Company believes that presenting these non-GAAP measures is meaningful and necessary because management evaluates and measures the cash advance portfolio performance on an aggregate basis including its evaluation of the loss provision for the Company-owned portfolio and the third-party lender-owned portfolio that the Company guarantees (dollars in thousands).

	Three Months Ended
	March 31,
	2008	2007
Cash advance loss provision:
Loss provision on Company-owned cash advances	$26,974	$32,648
Loss provision on third-party owned cash advances	160	100

Combined cash advance loss provision	$27,134	$32,748

Charge-offs, net of recoveries	$31,835	$29,020

Cash advances written:
By the Company (a)	$326,930	$301,736
By third-party lenders (b) (c)	162,103	142,088

Combined cash advances written (b) (d)	$489,033	$443,824

Combined cash advance loss provision as a % of combined cash advances written (b)	5.5%	7.4%
Charge-offs (net of recoveries) as a % of combined cash advances written (b)	6.5%	6.5%

(a)	Cash advances written by the Company in its pawn and cash advance locations and through the Company’s internet distribution channel.

(b)	Non-GAAP presentation. For informational purposes and to provide a greater understanding of the Company’s businesses. Management believes that information provided with this level of detail is meaningful and useful in understanding the activities and business metrics of the Company’s operations.

(c)	Cash advances written by third-party lenders that were arranged by the Company on behalf of the third-party lenders, all at the Company’s pawn and cash advance locations and through the Company’s internet distribution channel.

(d)	Includes (i) cash advances written by the Company, and (ii) cash advances written by third-party lenders that were arranged by the Company on behalf of the third-party lenders, all at the Company’s pawn and cash advance locations and through the Company’s internet distribution channel.
Administration Expenses. Consolidated administration expenses, as a percentage of total revenue, were 7.6% in the current quarter compared to 6.2% in the prior year quarter. The increase in administration expenses was principally attributable to increased staffing levels, annual salary adjustments and the growth in the Company’s online distribution channel. The components of administration expenses for the three months ended March 31, 2008 and 2007 are as follows (dollars in thousands):

	Three Months Ended March 31,
	2008		2007
		% of		% of
	Amount	Revenue	Amount	Revenue
Personnel	$12,621	5.0%	$9,976	4.5%
Other	6,338	2.6	3,823	1.7

Total	$18,959	7.6%	$13,799	6.2%

Depreciation and Amortization. Depreciation and amortization expense as a percentage of total revenue was 3.6% in the current quarter and 3.4% in the prior year quarter. Total depreciation and amortization expense increased $1.6 million, or 21.2%, primarily due to accelerated depreciation costs related to planned store closures as well as accelerated depreciation on legacy computer hardware which will be replaced during the deployment of the Company’s new point-of-sale system.

Interest Expense. Interest expense as a percentage of total revenue was 1.4% in the current quarter and 1.6% in the prior year quarter. Interest expense decreased $0.2 million, or 6.4%, to $3.5 million in the current quarter as compared to $3.7 million in the prior year quarter. The decrease was primarily due to the lower weighted average floating interest rate (4.9% during the current quarter compared to 6.3% during the prior year quarter), partially offset by the increase in average floating rate borrowings ($151.3 million during the current quarter compared to $80.1 million in the prior year quarter). The average amount of debt outstanding increased during the current quarter to $268.3 million from $214.0 million during the prior year quarter. The effective blended borrowing cost was 5.5% in the current quarter and 6.3% in the prior year quarter.
Interest Income. Interest income was $31,000 in the current quarter compared to $418,000 in the prior year quarter. The prior year quarter interest income is primarily from the two notes receivable denominated in Swedish kronor that the Company held in connection with its 2004 sale of its foreign pawn lending operations. The notes were sold in August 2007.
Foreign Currency Transaction Gain/Loss. The Company held two notes receivable denominated in Swedish kronor until they were sold in August 2007. Exchange rate changes between the United States dollar and the Swedish kronor resulted in a net gain of $44,000 (including a gain of $242,000 from foreign currency forward contracts) in the prior year quarter.
     In July 2007, the Company began offering cash advances to residents of the United Kingdom. The functional currency of the Company’s United Kingdom operations is the British pound. In the current quarter, the Company recorded foreign currency transaction losses of approximately $7,000 on the intercompany balances, which are denominated in U.S. dollars, between the U.S. and United Kingdom operations. These losses were partially offset by a gain of $3,000 from foreign currency forward contracts.
Income Taxes. The Company’s effective tax rate was 37.0% for the current quarter compared to 37.4% for the prior year quarter. The decrease in the effective tax rate is primarily attributable to state income taxes.
LIQUIDITY AND CAPITAL RESOURCES
     The Company’s cash flows and other key indicators of liquidity are summarized as follows ($ in thousands):

	Three Months Ended
	March 31,
	2008		2007
Operating activities cash flows	$68,547		$73,530
Investing activities cash flows:
Pawn loans	$18,113		$18,721
Cash advances	(12,429)		(19,277)
Acquisitions	—		(35,640)
Property and equipment additions	(14,965)		(11,933)
Proceeds from property insurance	333		—
Financing activities cash flows	$(59,684)		$(25,396)
Working capital	$222,744		$250,611
Current ratio	2.5	x	3.7	x
Merchandise turnover	3.0	x	3.0	x
Cash flows from operating activities. Net cash provided by operating activities from continuing operations was $68.5 million for the three months ended March 31, 2008, a decrease of 6.8% compared to the prior year quarter. Net cash generated by the Company’s pawn lending operations, cash advance operations and check cashing operations were $22.3 million, $45.8 million and $0.4 million, respectively. The decrease in cash flows from operating activities for the three months ended March 31, 2008 as compared to the three months ended March 31, 2007 was primarily due to a reduction in accounts payable and accrued expenses of approximately $4.5 million.
Cash flows from investing activities. The Company’s pawn lending activities provided cash of $18.1 million and cash advance activities used cash of $12.4 million during the current period. The Company also invested $15.0 million in property and equipment, including $3.6 million for the development of a new point-of-sale system and $11.4 million for the development and enhancements to communications and information systems, as well as remodeling of certain locations.
     The Company expects to make two supplemental payments in 2008 in connection with the acquisition of substantially all of the assets of The Check Giant LLC (“TCG”). To the extent that the defined multiple of earnings attributable to the business acquired from TCG exceeds the total amounts paid through the supplemental payment measurement dates, as defined in the asset purchase agreement, the Company will make additional payments to the sellers in May and November of 2008. As of March 31, 2008, the Company has accrued approximately $63.2 million for this payment based on the defined multiple of 5.0 times trailing twelve months earnings through March 31, 2008. The next measurement date will be September 30, 2008. The magnitude of these payments could be significant if the past success of the business continues throughout 2008.
     Management anticipates that capital expenditures for 2008 will be approximately $35 to $45 million, primarily for the remodeling of selected operating units, for the continuing development and enhancements to communications and information systems, including the multi-year project to upgrade the Company’s proprietary point-of-sale and information system, and for the establishment of approximately three to ten combined total of new cash advance-only locations and pawnshops. The additional capital required to make supplemental acquisition payments related to the CashNetUSA acquisition and to pursue other acquisition opportunities is not included in the estimate of capital expenditures because of the uncertainties surrounding such payments or any potential transaction of this nature at this time. However, the two supplemental acquisition payments related to the acquisition of CashNetUSA, made or accrued for the measurement dates of September 30, 2007 and March 31, 2008, respectively, averaged approximately $53.3 million. Management expects the implementation of the new point-of-sale system, which will begin during 2008, will result in a substantial increase in depreciation expense.
Cash flows from financing activities. During the three months ended March 31, 2008, the Company repaid $55.3 million under its bank lines of credit. Additional uses of cash included $1.0 million for dividends paid. On October 24, 2007, the Board of Directors authorized the Company’s repurchase of 1,500,000 shares. Management expects to purchase shares of the Company from time to time in the open market, and funding will come from operating cash flow. During the three months ended March 31, 2008, 95,000 shares were purchased for an aggregate amount of $2.9 million under the 2007 authorization. In addition, 19,833 shares were acquired as partial payments of taxes for shares issued under stock-based compensation plans for an aggregate amount of $0.6 million. During the three months ended March 31, 2008, stock options for 13,500 shares were exercised which generated $0.2 million of additional equity.
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

     Management believes that the borrowings available ($180.7 million at March 31, 2008) under the credit facilities, cash generated from operations and current working capital of $222.7 million should be sufficient to meet the Company’s anticipated capital requirements for the foreseeable future.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Market risks relating to the Company’s operations result primarily from changes in interest rates, foreign exchange rates, and gold prices. The Company does not engage in speculative or leveraged transactions, nor does it hold or issue financial instruments for trading purposes. There have been no material changes to the Company’s exposure to market risks since December 31, 2007.
Item 4. Controls and Procedures
     Under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, management of the Company has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of March 31, 2008 (“Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective (i) to ensure that information required to be disclosed in reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms; and (ii) to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.
     There was no change in the Company’s internal control over financial reporting during the quarter ended March 31, 2008, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     See Note 7 of Notes to Consolidated Financial Statements.
Item 1A. Risk Factors
     There have been no material changes from the risk factors disclosed in Part 1, Item 1A, of the Company’s 2007 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     (c) The following table provides the information with respect to purchases made by the Company of shares of its common stock during each of the months in the first three months of 2008:

				Total Number of	Maximum Number
	Total Number		Average	Shares Purchased as	of Shares that May
	of Shares		Price Paid	Part of Publicly	Yet Be Purchased
Period	Purchased		Per Share	Announced Plan	Under the Plan (1)
January 1 to January 31	9,919	(2)	$27.40	—	1,450,000
February 1 to February 29	51,455	(2)	32.69	40,000	1,410,000
March 1 to March 31	55,507	(2)	29.50	55,000	1,355,000

Total	116,881		30.73	95,000

(1)	On October 24, 2007, the Board of Directors authorized the Company’s repurchase of up to a total of 1,500,000 shares of its common stock.

(2)	Includes shares purchased on behalf of participants relating to the Company’s Non-Qualified Savings Plan of 400, 1,141, and 507 shares for the months of January, February and March, respectively, and shares received as partial tax payments for shares issued under stock-based compensation plans of 9,519 and 10,314 shares for the months of January and February, respectively.

Item 6. Exhibits

10.1	First form of 2008 Long Term Incentive Plan Agreement under the 2004 Long-Term Incentive Plan (1)

10.2	Second form of 2008 Long Term Incentive Plan Agreement under the 2004 Long-Term Incentive Plan (1)

10.3	Form of 2008 Restricted Stock Unit Special Award Agreement under the 2004 Long-Term Incentive Plan

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Pursuant to 17 CFR 240.24b-2, portions of these exhibits have been omitted and have been filed separately with the Securities and Exchange Commission pursuant to a Confidential Treatment Application filed with the Commission.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CASH AMERICA INTERNATIONAL, INC.
(Registrant)
By:	/s/ Thomas A. Bessant, Jr.
Thomas A. Bessant, Jr.
Executive Vice President and Chief Financial Officer Date: April 25, 2008