Form 10-Q
period 2008-06-30
CASH AMERICA INTERNATIONAL INC
filed 2008-07-25
CIK 807884

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
APPLICABLE ONLY TO CORPORATE ISSUERS:
29,068,226 common shares, $.10 par value, were outstanding as of July 14, 2008

CASH AMERICA INTERNATIONAL, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 30,		December 31,
	2008	2007	2007
	(Unaudited)
Assets

Current assets:
Cash and cash equivalents	$29,963	$26,207	$22,725
Pawn loans	142,211	131,528	137,319
Cash advances, net	85,492	77,948	88,148
Merchandise held for disposition, net	96,807	83,522	98,134
Finance and service charges receivable	27,009	24,362	26,963
Other receivables and prepaid expenses	14,297	15,740	16,292
Deferred tax assets	22,271	21,722	20,204

Total current assets	418,050	381,029	409,785

Property and equipment, net	172,785	135,256	161,676
Goodwill	403,886	253,477	306,221
Intangible assets, net	21,423	25,538	23,484
Other assets	7,545	13,024	3,478

Total assets	$1,023,689	$808,324	$904,644

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable and accrued expenses	$62,908	$53,808	$65,399
Accrued supplemental acquisition payment	56,000	14,250	22,000
Customer deposits	8,673	8,388	7,856
Income taxes currently payable	2,284	994	3,755
Current portion of long-term debt	8,500	16,786	8,500

Total current liabilities	138,365	94,226	107,510

Deferred tax liabilities	23,421	13,368	18,584
Other liabilities	2,025	1,589	1,671
Long-term debt	323,146	232,896	280,277

Total liabilities	486,957	342,079	408,042

Stockholders’ equity:
Common stock, $.10 par value per share, 80,000,000 shares authorized, 30,235,164 shares issued	3,024	3,024	3,024
Additional paid-in capital	162,977	162,620	163,581
Retained earnings	407,086	318,328	363,180
Accumulated other comprehensive (loss) income	(1)	8	16
Notes receivable secured by common stock	—	(18)	—
Treasury shares, at cost (1,222,742 shares, 683,754 shares and 1,136,203 shares at June 30, 2008 and 2007, and December 31, 2007, respectively)	(36,354)	(17,717)	(33,199)

Total stockholders’ equity	536,732	466,245	496,602

Total liabilities and stockholders’ equity	$1,023,689	$808,324	$904,644

See notes to consolidated financial statements.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
		(Unaudited)
Revenue
Finance and service charges	$43,390	$37,194	$86,811	$75,625
Proceeds from disposition of merchandise	108,089	85,808	224,672	185,976
Cash advance fees	92,849	86,947	178,309	165,463
Check cashing fees, royalties and other	3,651	3,932	9,121	9,689

Total Revenue	247,979	213,881	498,913	436,753

Cost of Revenue
Disposed merchandise	66,741	52,784	138,257	114,709

Net Revenue	181,238	161,097	360,656	322,044

Expenses
Operations	79,946	75,588	160,077	148,754
Cash advance loss provision	34,733	42,328	61,867	75,076
Administration	21,138	12,248	39,688	25,749
Depreciation and amortization	9,527	7,899	18,658	15,433

Total Expenses	145,344	138,063	280,290	265,012

Income from Operations	35,894	23,034	80,366	57,032

Interest expense	(3,204)	(3,996)	(6,713)	(7,744)
Interest income	76	439	107	857
Foreign currency transaction (loss) gain	(68)	14	(72)	58

Income before Income Taxes	32,698	19,491	73,688	50,203
Provision for income taxes	12,561	6,282	27,740	17,760

Net Income	$20,137	$13,209	$45,948	$32,443

Earnings Per Share:

Basic	$0.69	$0.44	$1.57	$1.09
Diluted	$0.67	$0.43	$1.53	$1.06

Weighted average common shares outstanding:

Basic	29,326	29,833	29,348	29,852
Diluted	30,094	30,557	30,103	30,579

Dividends declared per common share	$0.035	$0.035	$0.070	$0.070
See notes to consolidated financial statements.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	June 30,
	2008		2007
	Shares	Amounts	Shares	Amounts
		(Unaudited)
Common stock
Balance at end of period	30,235,164	$3,024	30,235,164	$3,024

Additional paid-in capital
Balance at beginning of year		163,581		161,683
Shares issued under stock based plans		(3,261)		(822)
Stock-based compensation expense		2,020		1,493
Income tax benefit from stock based compensation		637		266

Balance at end of period		162,977		162,620

Retained earnings
Balance at beginning of year		363,180		287,962
Net income		45,948		32,443
Dividends declared		(2,042)		(2,077)

Balance at end of period		407,086		318,328

Accumulated other comprehensive income (loss)
Balance at beginning of year		16		20
Unrealized derivatives loss		(4)		(12)
Foreign currency translation loss, net of taxes		(13)		—

Balance at end of period		(1)		8

Notes receivable secured by common stock
Balance at beginning of year		—		(18)

Payments on notes receivable		—		—

Balance at end of period		—		(18)

Treasury shares, at cost
Balance at beginning of year	(1,136,203)	(33,199)	(565,840)	(11,943)
Purchases of treasury shares	(215,821)	(7,011)	(157,412)	(6,645)
Shares issued under stock based plans	129,282	3,856	39,498	871

Balance at end of period	(1,222,742)	(36,354)	(683,754)	(17,717)

Total Stockholders’ Equity		$536,732		$466,245

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
		(Unaudited)
Net income	$20,137	$13,209	$45,948	$32,443
Other comprehensive income (loss):
Unrealized derivatives gain (loss) (1)	10	(1)	(4)	(12)
Foreign currency translation loss (2)	(10)	—	(13)	—

Total Comprehensive Income	$20,137	$13,208	$45,931	$32,431

(1)	Net of tax (provision) benefit of $(5) and $7 for the three months and $2 and $7 for the six months ended June 30, 2008 and 2007, respectively.

(2)	Net of tax benefit of $10 and $12 for the three and six months ended June 30, 2008, respectively.
See notes to consolidated financial statements.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six months ended
	June 30,
	2008	2007
	(Unaudited)
Cash Flows from Operating Activities
Net income	$45,948	$32,443
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,656	15,433
Cash advance loss provision	61,867	75,076
Stock-based compensation	2,020	1,493
Foreign currency transaction loss (gain)	52	(57)
Changes in operating assets and liabilities -
Merchandise held for disposition	(5,667)	3,063
Finance and service charges receivable	(721)	621
Prepaid expenses and other assets	(2,715)	435
Accounts payable and accrued expenses	(2,632)	(3,364)
Customer deposits, net	814	924
Current income taxes	(836)	(1,431)
Excess income tax benefit from stock-based compensation	(637)	(266)
Deferred income taxes, net	2,785	(4,792)

Net cash provided by operating activities	118,934	119,578

Cash Flows from Investing Activities
Pawn loans made	(235,653)	(204,386)
Pawn loans repaid	126,897	112,319
Principal recovered through dispositions of forfeited loans	111,061	89,236
Cash advances made, assigned or purchased	(552,682)	(549,336)
Cash advances repaid	494,645	477,412
Acquisitions, net of cash acquired	(63,919)	(36,922)
Purchases of property and equipment	(27,620)	(29,188)
Proceeds from property insurance	744	527

Net cash used by investing activities	(146,527)	(140,338)

Cash Flows from Financing Activities
Net borrowings under bank lines of credit	42,869	34,219
Payments on notes payable	—	(4,286)
Loan costs paid	(194)	(282)
Proceeds from exercise of stock options	597	49
Excess income tax benefit from stock-based compensation	637	266
Treasury shares purchased	(7,011)	(6,645)
Dividends paid	(2,042)	(2,077)

Net cash provided by financing activities	34,856	21,244

Effect of exchange rates on cash	(25)	—

Net increase in cash and cash equivalents	7,238	484
Cash and cash equivalents at beginning of year	22,725	25,723

Cash and cash equivalents at end of period	$29,963	$26,207

Supplemental Disclosures
Non-cash investing and financing activities –
Pawn loans forfeited and transferred to merchandise held for disposition	$104,024	$88,564
Pawn loans renewed	$45,674	$34,986
Cash advances renewed	$171,901	$142,461
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
     The financial statements as of June 30, 2008 and 2007 and for the three and six month periods then ended are unaudited but, in management’s opinion, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for such interim periods. Operating results for the three and six month periods are not necessarily indicative of the results that may be expected for the full fiscal year.
     Certain amounts in the consolidated financial statements for the three and six months ended June 30, 2007 have been reclassified to conform to the presentation format adopted in 2008. These reclassifications have no effect on the net income previously reported.
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
     The Company provides a cash advance product in some markets under a credit services organization program, in which the Company assists in arranging loans for customers from independent third-party lenders. The Company also guarantees the customer’s payment obligations in the event of default if the customer is approved for and accepts the loan. The borrower pays fees to the Company under the credit services organization program (“CSO fees”) for performing services on the borrower’s behalf, including credit services, and for agreeing to guaranty the borrower’s payment obligations to the lender. As a result of providing the guaranty, the CSO fees are deferred and amortized over the term of the loan and recorded as cash advance fees in the accompanying consolidated statements of income. The contingent loss on the

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
guaranteed loans is accrued and recorded as a liability. See Note 3.
Check Cashing Fees, Royalties and Other • The Company records check cashing fees derived from both check cashing locations it owns and many of its lending locations in the period in which the check cashing service is provided. It records royalties derived from franchise locations on an accrual basis. Revenues derived from other financial services such as money order commissions, prepaid debit card fees, etc. is recognized when earned.
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
     In December 2007, FASB issued SFAS No. 141, “Business Combinations – Revised” (“SFAS 141(R)”).  SFAS 141(R) establishes principles and requirements for how an acquirer in a business combination: recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase price; and, determines what information to disclose to enable users of the consolidated financial statements to evaluate the nature and financial effects of the business combination.  SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. In the past, the Company has completed significant acquisitions. The application of SFAS 141(R) will cause management to evaluate future transaction returns under different conditions, particularly related to the near term and long term economic impact of expensing transaction costs up front.
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
     The Company made supplemental payments in cash of approximately $33.8 million, $43.4 million, and $63.2 million in February 2007, November 2007, and May 2008, respectively. These payments were based on the trailing twelve months earnings of CashNetUSA through December 31, 2006, September 30, 2007, and March 31, 2008, respectively, and reflected adjustments for amounts previously paid. Another supplemental payment is scheduled in November 2008 and will be based on the trailing twelve months earnings of CashNetUSA as of September 30, 2008. As of June 30, 2008, the Company has accrued approximately $56.0 million for the payment as an addition to goodwill and to accrued supplemental acquisition payment based on the defined multiple of 5.0 times of trailing twelve months earnings through June 30, 2008. Pursuant to the terms of the purchase agreement with CashNetUSA, payments determined at the March 31 and September 30, 2007 measurement dates were calculated at 5.5 times trailing twelve month earnings. The March 31, 2008 measurement date was, and the September 30, 2008 measurement date will be, calculated at 5.0 times trailing twelve month earnings.
     During the six months ended June 30, 2008, the Company acquired one pawnshop for $701,000.
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
     The Company provides services in connection with single payment cash advances originated by independent third-party lenders, whereby the Company acts as a credit services organization on behalf of consumers in accordance with applicable state laws (the “CSO program”). The CSO program includes arranging loans with independent third-party lenders, assisting in the preparation of loan applications and loan documents, and accepting loan payments. To assist the customer in obtaining a loan through the CSO program, the Company also, as part of the credit services it provides to the customer, guarantees, on behalf of the customer, the customer’s payment obligations to the third-party lender under the loan. A customer who obtains a loan through the CSO program pays the Company a fee for the credit services, including the guaranty, and enters into a contract with the Company governing the credit services arrangement. Losses on cash advances acquired by the Company as a result of its guaranty obligations are the responsibility of the Company. As of June 30, 2008, the CSO program was offered in Texas, Florida and Maryland, although the Company has since discontinued offering the CSO program in its Florida storefronts and is underwriting its own loans in these locations pursuant to the Florida deferred presentment statute. The Company has also applied for a license to enable it to offer deferred presentment loans underwritten by the Company to Florida online customers and plans to begin doing so upon receipt of the license. The Company discontinued the CSO program in Michigan in February 2007, and now offers only cash advances underwritten by the Company to customers in that state. In January 2008, the Company began offering a CSO program in the state of Maryland through the CashNetUSA online platform.
     During the second quarter, the Company announced the potential closure of 139 cash advance locations in Ohio due to a change in Ohio’s governing laws for the product. The changes relate to the revenue on

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
the loans and the economics of offering the product profitably. The Company is currently evaluating alternatives, including offering alternative products and services at certain locations.
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
     Cash advances outstanding at June 30, 2008 and 2007, were as follows (in thousands):

	June 30,
	2008	2007
Funded by the Company
Active cash advances and fees receivable	$71,590	$68,438
Cash advances and fees in collection	29,184	27,167

Total Funded by the Company	100,774	95,605
Purchased by the Company from third-party lenders	12,119	14,516

Company-owned cash advances and fees receivable, gross	112,893	110,121
Less: Allowance for losses	27,401	32,173

Cash advances and fees receivable, net	$85,492	$77,948

     Changes in the allowance for losses for the Company-owned portfolio and the accrued loss for the third-party lender-owned portfolio during the three and six months ended June 30, 2008 and 2007 were as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007
Company-owned cash advances
Balance at beginning of period	$20,815	$23,141	$25,676	$19,513
Cash advance loss provision	34,412	41,758	61,386	74,406
Charge-offs	(34,859)	(36,338)	(75,681)	(68,850)
Recoveries	7,033	3,612	16,020	7,104

Balance at end of period	$27,401	$32,173	$27,401	$32,173

Accrual for third-party lender-owned cash advances
Balance at beginning of period	$1,988	$1,253	$1,828	$1,153
Increase in loss provision	321	570	481	670

Balance at end of period	$2,309	$1,823	$2,309	$1,823

     Cash advances assigned to the Company for collection were $22.6 million and $28.3 million for the three months and $44.9 million and $46.4 million, for the six months ended June 30, 2008 and 2007, respectively.
     The Company sells selected cash advances originated from its online distribution channel which had been previously written off. These sales generated proceeds of $1.0 million and $1.2 million for the three

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
months ended and $2.1 million and $1.2 million for the six months ended June 30, 2008 and 2007, respectively, which were recorded as recoveries on losses previously charged to the allowance for losses.
4. Earnings Per Share Computation
     The following table sets forth the reconciliation of numerators and denominators for the basic and diluted earnings per share computation for the three and six months ended June 30, 2008 and 2007 (in thousands, except per share amounts):

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007
Numerator:
Net income available to common shareholders	$20,137	$13,209	$45,948	$32,443

Denominator:
Total weighted average basic shares(1)	29,326	29,833	29,348	29,852
Effect of shares applicable to stock option plans	344	368	340	370
Effect of restricted stock unit compensation plans	424	356	415	357

Total weighted average diluted shares	30,094	30,557	30,103	30,579

Net income – basic	$0.69	$0.44	$1.57	$1.09

Net income – diluted	$0.67	$0.43	$1.53	$1.06

(1)	Included in “Total weighted average basic shares” are vested restricted stock units of 210 and 163 as well as shares in a non-qualified savings plan of 55 and 56 for the three months ended June 30, 2008 and 2007, respectively, and vested restricted stock units of 206 and 156 as well as shares in a non-qualified savings plan of 56 and 57 for the six months ended June 30, 2008 and 2007, respectively.
5. Long-Term Debt
     The Company’s long-term debt instruments and balances outstanding at June 30, 2008 and 2007, were as follows (in thousands):

	June 30,
	2008	2007
USD line of credit up to $300,000 due 2012	$204,195	$115,896
GBP line of credit up to £7,500 due 2009	10,451	—
6.21% senior unsecured notes due 2021	25,000	25,000
6.09% senior unsecured notes due 2016	35,000	35,000
6.12% senior unsecured notes due 2015	40,000	40,000
7.20% senior unsecured notes due 2009	17,000	25,500
7.10% senior unsecured notes due 2008	—	4,286
8.14% senior unsecured notes due 2007	—	4,000

Total debt	331,646	249,682
Less current portion	8,500	16,786

Total long-term debt	$323,146	$232,896

     On February 29, 2008, the Company exercised the $50 million accordion feature contained in its line of credit, increasing the committed amount under the line of credit from $250 million to $300 million. Interest on the amended line of credit is charged, at the Company’s option, at either LIBOR plus a margin or

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
at the agent’s base rate. The margin on the line of credit varies from 0.875% to 1.875% (1.125% at June 30, 2008), depending on the Company’s cash flow leverage ratios as defined in the amended agreement.  The Company also pays a fee on the unused portion ranging from 0.25% to 0.30% (0.25% at June 30, 2008) based on the Company’s cash flow leverage ratios. The weighted average interest rate (including margin) on the line of credit at June 30, 2008 was 3.86%.  On December 27, 2007, the Company entered into an interest rate cap agreement with a notional amount of $10.0 million of the Company’s outstanding floating rate line of credit for a term of 24 months at a fixed rate of 4.75%.
     On June 30, 2008, the Company established a line of credit facility with a group of banks to permit the issuance of up to $12.8 million in letters of credit. Fees payable for letters of credit are tied to the LIBOR margin consistent with the Company’s line of credit agreement. The Company pays a fee on the unused portion of the facility ranging from 0.25% to 0.30% (0.25 at June 30, 2008). As of June 30, 2008, there were $0 in letters of credit issued under the facility.
     On May 7, 2008, the Company established a line of credit facility of £7.5 million (approximately $14.9 million at June 30, 2008) with a foreign commercial bank. Interest on the line of credit is charged, at the Company’s option, at either LIBOR plus a margin or at the agent’s base rate. The margin on the line of credit varies from 1.10% to 1.575% (1.10% at June 30, 2008) based on the Company’s cash flow leverage ratios. The weighted average interest rate (including margin) on the line of credit at June 30, 2008 was 6.70%.

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
     Information concerning the operating segments is set forth below (in thousands):

	Pawn	Cash	Check
	Lending	Advance(1)	Cashing	Consolidated
Three Months Ended June 30, 2008:
Revenue
Finance and service charges	$43,390	$—	$—	$43,390
Proceeds from disposition of merchandise	108,089	—	—	108,089
Cash advance fees	8,645	84,204	—	92,849
Check cashing fees, royalties and other	985	1,828	838	3,651

Total revenue	161,109	86,032	838	247,979
Cost of revenue – disposed merchandise	66,741	—	—	66,741

Net revenue	94,368	86,032	838	181,238

Expenses
Operations	51,910	27,727	309	79,946
Cash advance loss provision	2,677	32,056	—	34,733
Administration	11,465	9,338	335	21,138
Depreciation and amortization	5,939	3,527	61	9,527

Total expenses	71,991	72,648	705	145,344

Income from operations	$22,377	$13,384	$133	$35,894

As of June 30, 2008:
Total assets	$610,568	$406,255	$6,866	$1,023,689

Goodwill	$144,003	$254,573	$5,310	$403,886

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Pawn	Cash	Check
	Lending	Advance(1)	Cashing	Consolidated
Three Months Ended June 30, 2007:
Revenue
Finance and service charges	$37,194	$—	$—	$37,194
Proceeds from disposition of merchandise	85,808	—	—	85,808
Cash advance fees	9,990	76,957	—	86,947
Check cashing fees, royalties and other	810	2,264	858	3,932

Total revenue	133,802	79,221	858	213,881
Cost of revenue – disposed merchandise	52,784	—	—	52,784

Net revenue	81,018	79,221	858	161,097

Expenses
Operations	47,560	27,670	358	75,588
Cash advance loss provision	3,725	38,603	—	42,328
Administration	6,008	5,992	248	12,248
Depreciation and amortization	5,127	2,671	101	7,899

Total expenses	62,420	74,936	707	138,063

Income from operations	$18,598	$4,285	$151	$23,034

As of June 30, 2007:
Total assets	$557,180	$244,149	$6,995	$808,324

Goodwill	$142,590	$105,577	$5,310	$253,477

	Pawn	Cash	Check
	Lending	Advance(1)	Cashing	Consolidated
Six Months Ended June 30, 2008:
Revenue
Finance and service charges	$86,811	$—	$—	$86,811
Proceeds from disposition of merchandise	224,672	—	—	224,672
Cash advance fees	17,930	160,379	—	178,309
Check cashing fees, royalties and other	1,998	5,265	1,858	9,121

Total revenue	331,411	165,644	1,858	498,913
Cost of revenue – disposed merchandise	138,257	—	—	138,257

Net revenue	193,154	165,644	1,858	360,656

Expenses
Operations	105,227	54,158	692	160,077
Cash advance loss provision	4,942	56,925	—	61,867
Administration	22,731	16,409	548	39,688
Depreciation and amortization	11,530	7,003	125	18,658

Total expenses	144,430	134,495	1,365	280,290

Income from operations	$48,724	$31,149	$493	$80,366

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Pawn	Cash	Check
	Lending	Advance(1)	Cashing	Consolidated
Six Months Ended June 30, 2007:
Revenue
Finance and service charges	$75,625	$—	$—	$75,625
Proceeds from disposition of merchandise	185,976	—	—	185,976
Cash advance fees	20,110	145,353	—	165,463
Check cashing fees, royalties and other	1,740	5,951	1,998	9,689

Total revenue	283,451	151,304	1,998	436,753
Cost of revenue – disposed merchandise	114,709	—	—	114,709

Net revenue	168,742	151,304	1,998	322,044

Expenses
Operations	95,476	52,613	665	148,754
Cash advance loss provision	6,569	68,507	—	75,076
Administration	14,530	10,694	525	25,749
Depreciation and amortization	10,134	5,097	202	15,433

Total expenses	126,709	136,911	1,392	265,012

Income from operations	$42,033	$14,393	$606	$57,032

(1)	The Cash Advance segment is comprised of two distribution channels for the same product, a multi-unit “storefront” platform and an online, internet based lending platform. The following table summarizes the results from each channel’s contributions to the Cash Advance segment for the three months ended June 30, 2008 and 2007:

			Total
		Internet	Cash
	Storefront	Lending	Advance
Three Months Ended June 30, 2008:
Revenue
Cash advance fees	$27,427	$56,777	$84,204
Check cashing fees, royalties and other	1,824	4	1,828

Total revenue	29,251	56,781	86,032

Expenses
Operations	16,993	10,734	27,727
Cash advance loss provision	6,664	25,392	32,056
Administration	2,939	6,399	9,338
Depreciation and amortization	2,380	1,147	3,527

Total expenses	28,976	43,672	72,648

Income from operations	$275	$13,109	$13,384

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

			Total
		Internet	Cash
	Storefront	Lending	Advance
Three Months Ended June 30, 2007:
Revenue
Cash advance fees	$31,250	$45,707	$76,957
Check cashing fees, royalties and other	2,261	3	2,264

Total revenue	33,511	45,710	79,221

Expenses
Operations	17,435	10,235	27,670
Cash advance loss provision	9,899	28,704	38,603
Administration	2,850	3,142	5,992
Depreciation and amortization	1,969	702	2,671

Total expenses	32,153	42,783	74,936

Income from operations	$1,358	$2,927	$4,285

			Total
		Internet	Cash
	Storefront	Lending	Advance
Six Months Ended June 30, 2008:
Revenue
Cash advance fees	$56,120	$104,259	$160,379
Check cashing fees, royalties and other	5,261	4	5,265

Total revenue	61,381	104,263	165,644

Expenses
Operations	33,874	20,284	54,158
Cash advance loss provision	11,010	45,915	56,925
Administration	5,341	11,068	16,409
Depreciation and amortization	4,805	2,198	7,003

Total expenses	55,030	79,465	134,495

Income from operations	$6,351	$24,798	$31,149

			Total
		Internet	Cash
	Storefront	Lending	Advance
Six Months Ended June 30, 2007:
Revenue
Cash advance fees	$60,991	$84,362	$145,353
Check cashing fees, royalties and other	5,946	5	5,951

Total revenue	66,937	84,367	151,304

Expenses
Operations	33,345	19,268	52,613
Cash advance loss provision	17,131	51,376	68,507
Administration	5,155	5,539	10,694
Depreciation and amortization	3,852	1,245	5,097

Total expenses	59,483	77,428	136,911

Income from operations	$7,454	$6,939	$14,393

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
Cash America and CSB also commenced a federal lawsuit in the U.S. District Court for the Northern District of Georgia seeking to compel Plaintiffs to arbitrate their claims against Cash America and CSB. The U.S. District Court dismissed the federal action for lack of subject matter jurisdiction, and Cash America and CSB appealed the dismissal of their complaint to the U.S. Court of Appeals for the 11th Circuit.  The 11th Circuit issued a panel decision on April 27, 2007 reversing the district court’s dismissal of the action and remanding the action to the district court for a determination of the issue of the enforceability of the parties’ arbitration agreements.  Plaintiff requested the 11th Circuit to review this decision en banc and this request was granted.  The en banc rehearing took place on February 26, 2008.   The 11th Circuit has stayed consideration of this matter pending the resolution of the United States Supreme Court Case, Vaden v. Discover Bank, which is scheduled to be argued in the 2008 fall term. The Strong litigation is still at an early stage, and neither the likelihood of an unfavorable outcome nor the ultimate liability, if any, with respect to this litigation can be determined at this time.
     The Company is a defendant in certain lawsuits encountered in the ordinary course of its business. Certain of these matters are covered to an extent by insurance. In the opinion of management, the resolution of these matters will not have a material adverse effect on the Company’s financial position, results of operations or liquidity.
8. Notes Receivable
     During the six months ended June 30, 2008, Cash America Holding, Inc., a wholly owned subsidiary of the Company, increased a loan to Primary Business Services, Inc. and affiliates (“PBSI”) from $2.3 million as of March 31, 2008 to $4.6 million at June 30, 2008. The increased loan (the “Loan”) is a revolving loan and was made to PBSI and its affiliates, Primary Processing, Inc., Primary Finance, Inc. and

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Primary Members Insurance Services, Inc. (collectively, the “Borrowers”).  The Loan is secured by all the current and future assets of the Borrowers, by the personal guaranty of the Borrowers’ principal stockholder and by a pledge of all outstanding shares of each of the Borrowers. The Loan matures on February 28, 2009, and bears interest at 12% per annum.  The Borrowers are using the proceeds of the Loan to fund their business operations.
     On July 23, 2008, the Company, through its wholly-owned subsidiary, Primary Cash Holdings, LLC, purchased substantially all the assets of the Borrowers. A large portion of the proceeds were used to repay the note. See Note 10.
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

Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data.

Level 3: Unobservable inputs that are not corroborated by market data.
     The Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2008 are as follows:

	June 30,	Fair Value Measurements Using
	2008	Level 1	Level 2	Level 3
Financial assets:
Interest rate cap	$17	$—	$17	$—
Nonqualified savings plan assets	7,657	7,657	—	—

Total	$7,674	$7,657	$17	$—

     The Company measures the value of its interest rate cap under Level 2 inputs as defined by SFAS 157. The Company relies on a mark to market valuation based on yield curves using observable market interest rates for the interest rate. The fair value of the nonqualified savings plan assets are measured under a Level 1 input. These assets are publicly traded equity securities for which market prices are readily observable.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
10. Subsequent Events
     On July 23, 2008, the Company, through its wholly-owned subsidiary, Primary Cash Holdings, LLC, purchased substantially all the assets of Primary Business Services, Inc., Primary Finance, Inc., Primary Processing, Inc. and Primary Members Insurance Services, Inc. (collectively, “PBSI”), a group of companies in the business of designing, marketing and selling pre-paid stored value cards, which are currently marketed to the general public and employers and their employees as multi-purpose payroll debit cards, and related activities that complement and support this business, including providing certain processing services and participating in receivables associated with a bank issued line of credit available on certain cards. The Company paid an initial purchase price of approximately $5.6 million in cash at closing, which included the repayment of the approximately $4.9 million note receivable owed to the Company as of the closing date ($4.6 million at June 30, 2008). The Company also agreed to pay up to eight supplemental earn-out payments during the four-year period after the closing. The amount of each supplemental payment is to be based on a multiple of 3.5 times the consolidated earnings attributable to PBSI for the specified period (generally 12 months) preceding each scheduled supplemental payment, reduced by amounts previously paid. The first supplemental payment is due April 2009 and it is stipulated that this payment would not be less than $2.7 million; however, the Company may cancel its obligation to make any supplemental payments by transferring ownership of PBSI’s assets to PBSI’s sole shareholder.

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
     As of June 30, 2008, the Company had 928 total locations offering products and services to its customers. The Company operates in three segments: pawn lending, cash advance and check cashing.
     As of June 30, 2008, the Company’s pawn lending operations consisted of 501 pawnshops, including 487 Company-owned units and 14 unconsolidated franchised units located in 22 states in the United States. During the 18 months ended June 30, 2008, the Company acquired six operating units, established seven locations, and combined or closed one location for a net increase of 12 owned pawn lending units. In addition, it opened two franchise locations.
     At June 30, 2008, the Company’s cash advance operations consisted of 292 cash advance locations in seven states and its internet distribution channel. For the 18 months ended June 30, 2008, the Company established 14 locations and combined or closed 17 locations for a net decrease of three locations. CashNetUSA serves multiple markets through its internet distribution channel and had cash advances outstanding in 33 states and in the United Kingdom as of June 30, 2008.
     As of June 30, 2008, the Company’s check cashing operations consisted of 130 franchised and five company-owned check cashing centers in 16 states. For the 18 months ended June 30, 2008, the Company established 11 locations and combined or closed 12 locations.

RESULTS OF CONTINUING OPERATIONS
     The following table sets forth the components of the consolidated statements of income as a percentage of total revenue for the periods indicated.

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007
Revenue
Finance and service charges	17.5%	17.4%	17.4%	17.3%
Proceeds from disposition of merchandise	43.6	40.1	45.1	42.6
Cash advance fees	37.4	40.7	35.7	37.9
Check cashing fees, royalties and other	1.5	1.8	1.8	2.2

Total Revenue	100.0	100.0	100.0	100.0
Cost of Revenue
Disposed merchandise	26.9	24.7	27.7	26.3

Net Revenue	73.1	75.3	72.3	73.7

Expenses
Operations	32.2	35.4	32.1	34.1
Cash advance loss provision	14.1	19.8	12.4	17.2
Administration	8.5	5.7	8.0	5.8
Depreciation and amortization	3.8	3.6	3.7	3.5

Total Expenses	58.6	64.5	56.2	60.6

Income from Operations	14.5	10.8	16.1	13.1
Interest expense	(1.3)	(1.9)	(1.3)	(1.8)
Interest income	—	0.2	—	0.2
Foreign currency transaction gain	—	—	—	—

Income before Income Taxes	13.2	9.1	14.8	11.5
Provision for income taxes	5.1	2.9	5.6	4.1

Net Income	8.1%	6.2%	9.2%	7.4%

     The following table sets forth certain selected consolidated financial and non-financial data as of June 30, 2008 and 2007, and for each of the three and six months then ended ($ in thousands unless noted otherwise).

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2008		2007		2008		2007
PAWN LENDING OPERATIONS:
Pawn loans
Annualized yield on pawn loans	129.3%		121.7%		131.0%		125.4%
Total amount of pawn loans written and renewed	$149,347		$129,334		$281,328		$239,956
Average pawn loan balance outstanding	$135,014		$122,546		$133,239		$121,591
Average pawn loan balance per average location in operation	$278		$256		$275		$254
Ending pawn loan balance per location in operation	$292		$274		$292		$274
Average pawn loan amount at end of period (not in thousands)	$119		$105		$119		$105
Profit margin on disposition of merchandise as a percentage of proceeds from disposition of merchandise	38.3%		38.5%		38.5%		38.3%
Average annualized merchandise turnover	2.8	x	2.6	x	2.9	x	2.8	x
Average balance of merchandise held for disposition per average location in operation	$194		$170		$198		$175
Ending balance of merchandise held for disposition per location in operation	$199		$174		$199		$174

Pawnshop locations in operation –
Beginning of period, owned	485		477		485		475
Acquired	1		2		1		3
Start-ups	1		2		1		3
Combined or closed	—		(1)		—		(1)

End of period, owned	487		480		487		480
Franchise locations at end of period	14		12		14		12

Total pawnshop locations at end of period	501		492		501		492

Average number of owned pawnshop locations	486		479		485		478

Cash advances (a)
Pawn locations offering cash advances at end of period	432		429		432		429
Average number of pawn locations offering cash advances	431		427		431		426

Amount of cash advances written at pawn locations:
Funded by the Company	$14,182		$16,761		$28,129		$32,247
Funded by third-party lenders (b) (d)	37,779		46,891		75,775		91,876

Aggregate amount of cash advances written at pawn locations(b) (f)	$51,961		$63,652		$103,904		$124,123

Number of cash advances written at pawn locations (not in thousands):
By the Company	45,595		55,164		90,741		105,432
By third-party lenders (b) (d)	81,309		104,730		161,698		202,856

Aggregate number of cash advances written at pawn locations(b) (f)	126,904		159,894		252,439		308,288

Cash advance customer balances due at pawn locations (gross):
Owned by the Company (c)	$7,216		$8,137		$7,216		$8,137
Owned by third-party lenders (b) (d)	7,205		9,183		7,205		9,183

Aggregate cash advance customer balances due at pawn locations (gross) (b) (f)	$14,421		$17,320		$14,421		$17,320

(Continued on Next Page)

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007
CASH ADVANCE OPERATIONS (e)
Storefront operations:
Amount of cash advances written:
Funded by the Company	$150,004	$177,661	$303,066	$335,417
Funded by third-party lenders (b) (d)	25,113	27,593	50,677	54,672

Aggregate amount of cash advances written (b) (f)	$175,117	$205,254	$353,743	$390,089

Number of cash advances written (not in thousands):
By the Company	426,605	496,404	845,202	925,355
By third-party lenders (b) (d)	45,347	53,974	91,056	104,337

Aggregate number of cash advances written (b) (f)	471,952	550,378	936,258	1,029,692

Cash advance customer balances due (gross):
Owned by the Company (c)	$41,470	$51,274	$41,470	$51,274
Owned by third-party lenders (b) (d)	4,368	5,115	4,368	5,115

Aggregate cash advance customer balances due (gross) (b) (f)	$45,838	$56,389	$45,838	$56,389

Cash advance locations in operation (excluding online lending) –
Beginning of period	304	296	304	295
Start-ups	—	1	—	3
Combined or closed	(12)	(1)	(12)	(2)

End of period	292	296	292	296

Average number of cash advance locations	300	296	301	295

Internet lending operations:
Amount of cash advances written:
Funded by the Company	$188,595	$149,284	$348,516	$277,778
Funded by third-party lenders (b) (d)	115,185	85,761	213,728	155,785

Aggregate amount of cash advances written (b) (f)	$303,780	$235,045	$562,244	$433,563

Number of cash advances written (not in thousands):
By the Company	441,466	387,209	830,882	716,524
By third-party lenders (b) (d)	175,634	153,954	324,581	281,691

Aggregate number of cash advances written (b) (f)	617,100	541,163	1,155,463	998,215

Cash advance customer balances due (gross):
Owned by the Company (c)	$64,207	$50,710	$64,207	$50,710
Owned by third-party lenders (b) (d)	21,187	15,157	21,187	15,157

Aggregate cash advance customer balances due (gross) (b) (f)	$85,394	$65,867	$85,394	$65,867

Number of states with online lending at end of period	33	30	33	30
Number of foreign countries with online lending at end of period	1	—	1	—
(Continued on Next Page)

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007
Combined Storefront and Internet lending operations:
Amount of cash advances written:
Funded by the Company	$338,599	$326,945	$651,582	$613,195
Funded by third-party lenders (b) (d)	140,298	113,354	264,405	210,457

Aggregate amount of cash advances written (b) (f)	$478,897	$440,299	$915,987	$823,652

Number of cash advances written (not in thousands):
By the Company	868,071	883,613	1,676,084	1,641,879
By third-party lenders (b) (d)	220,981	207,928	415,637	386,028

Aggregate number of cash advances written (b) (f)	1,089,052	1,091,541	2,091,721	2,027,907

Cash advance customer balances due (gross):
Owned by the Company (c)	$105,677	$101,984	$105,677	$101,984
Owned by third-party lenders (b) (d)	25,555	20,272	25,555	20,272

Aggregate cash advance customer balances due (gross) (b) (f)	$131,232	$122,256	$131,232	$122,256

CONSOLIDATED CASH ADVANCE PRODUCT SUMMARY (a) (b) (e):
Amount of cash advances written:
Funded by the Company	$352,781	$343,706	$679,711	$645,442
Funded by third-party lenders (b) (d)	178,077	160,245	340,181	302,333

Aggregate amount of cash advances written (b) (f)	$530,858	$503,951	$1,019,892	$947,775

Number of cash advances written (not in thousands):
By the Company	913,666	938,777	1,766,825	1,747,311
By third-party lenders (b) (d)	302,290	312,658	577,335	588,884

Aggregate number of cash advances written (b) (f)	1,215,956	1,251,435	2,344,160	2,336,195

Average amount per cash advance written (not in thousands)
Funded by the Company	$386	$366	$385	$369
Funded by third-party lenders (b) (d)	589	513	589	513

Aggregate average amount per cash advance written (b) (f)	$437	$403	$435	$406

Cash advance customer balances due (gross):
Owned by the Company (c)	$112,893	$110,121	$112,893	$110,121
Owned by third-party lenders (b) (d)	32,760	29,455	32,760	29,455

Aggregate cash advance customer balances due (gross) (b) (f)	$145,653	$139,576	$145,653	$139,576

Total locations offering cash advances at end of period (excluding online lending)	724	725	724	725
Average total locations offering cash advances (excluding online lending)	731	723	732	721
Number of states with online lending at end of period	33	30	33	30
Number of foreign countries with online lending at end of period	1	—	1	—
(Continued on Next Page)

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007
CHECK CASHING OPERATIONS (Mr. Payroll):
Centers in operation at end of period:
Company-owned locations	5	5	5	5
Franchised locations (b)	130	135	130	135

Combined centers in operation at end of period (b)	135	140	135	140

Revenue from Company-owned locations	$102	$113	$224	$274
Revenue from franchise royalties and other	736	745	1,634	1,724

Total revenue (c)	$838	$858	$1,858	$1,998

Face amount of checks cashed:
Company-owned locations	$7,542	$8,212	$15,216	$17,822
Franchised locations (b)	310,073	299,800	672,209	667,021

Combined face amount of checks cashed (b)	$317,615	$308,012	$687,425	$684,843

Fees collected from customers:
Company-owned locations	$102	$113	$224	$274
Franchised locations (b)	4,297	4,130	9,667	9,576

Combined fees collected from customers (b)	$4,399	$4,243	$9,891	$9,850

Fees as a percentage of checks cashed:
Company-owned locations	1.4%	1.4%	1.5%	1.5%
Franchised locations (b)	1.4	1.4	1.4	1.4

Combined fees as a percentage of checks cashed (b)	1.4%	1.4%	1.4%	1.4%

Average check cashed (not in thousands):
Company-owned locations	$400	$383	$408	$406
Franchised locations (b)	440	413	478	454

Combined average check cashed (b)	$439	$412	$476	$453

(a)	Includes cash advance activities at the Company’s pawn lending locations.

(b)	Non-GAAP presentation. For informational purposes and to provide a greater understanding of the Company’s businesses. Management believes that information provided with this level of detail is meaningful and useful in understanding the activities and business metrics of the Company’s operations.

(c)	Amounts recorded in the Company’s consolidated financial statements.

(d)	Cash advances written by third-party lenders that were arranged by the Company on behalf of the third-party lenders.

(e)	Includes cash advance activities at the Company’s cash advance locations and through the Company’s internet distribution channel.

(f)	Includes (i) cash advances written by the Company, and (ii) cash advances written by third-party lenders that were arranged by the Company on behalf of the third-party lenders.

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
     In December 2007, FASB issued SFAS No. 141, “Business Combinations – Revised” (“SFAS 141(R)”).  SFAS 141(R) establishes principles and requirements for how an acquirer in a business combination: recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase price; and, determines what information to disclose to enable users of the consolidated financial statements to evaluate the nature and financial effects of the business combination.  SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. In the past, the Company has completed significant acquisitions. The application of SFAS 141(R) will cause management to evaluate future transaction returns under different conditions, particularly related to the near term and long term economic impact of expensing transaction costs up front.
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

OVERVIEW
Components of Consolidated Net Revenue. Consolidated net revenue is total revenue reduced by the cost of merchandise sold in the period. It represents the income available to satisfy expenses and is the measure management uses to evaluate top line performance. The components of consolidated net revenue are: finance and service charges from pawn loans, profit from the disposition of merchandise, cash advance fees, and other revenue. Other revenue is comprised mostly of check cashing fees but includes royalties and small miscellaneous other revenue items. Cash advance fees contributed 51.2% and 54.0% of net revenue for the three months and 49.4% and 51.4% of net revenue for the six months ended June 30, 2008 and 2007, respectively. The slight decrease in the percentage contribution of cash advance fees to net revenue is primarily due to the significant growth in pawn related net revenue and a reduction in revenue from the Company’s storefront cash advance locations during the periods. Net revenue from pawn lending activities, defined as the total of finance and service charges on pawn loans and the gross profit from the sale of merchandise, contributed 46.7% and 43.6% of net revenue for the three months and 48.1% and 45.6% of net revenue for the six months ended June 30, 2008 and 2007, respectively. The following graphs show consolidated net revenue and depict the mix of the components of net revenue for the three and six months ended June, 30, 2008 and 2007:

Contribution to Increase in Net Revenue. The Company’s net revenue increased 12.5% and 12.0% for the three and six months ended June 30, 2008 compared to the prior year same periods. Net revenue from pawn lending activities accounted for 72.1% and 68.2% of net revenue growth over the prior year for the three and six months ended June 30, 2008, respectively. Revenue from cash advance activities accounted for 29.3% and 33.3% of net revenue growth over the prior year for the three and six months ended June 30, 2008, respectively. While the percent of contribution to the growth in consolidated net revenue generated by pawn lending operations was a smaller percentage in 2007 versus 2006, net revenue from pawn lending activities increased 9.2% and 9.8% for the three and six month periods ended June 30, 2007 compared to the prior year. The disproportionate growth in net revenue from cash advance activities in the prior year was mostly due to the inclusion of the operations of the online distribution channel acquired in September 2006 that were not in the comparable periods through June of that year. These trends are depicted in the following graphs:

Quarter Ended June 30, 2008 Compared To Quarter Ended June 30, 2007
Consolidated Net Revenue. Consolidated net revenue increased $20.1 million, or 12.5%, to $181.2 million during the three months ended June 30, 2008 (the “current quarter”) from $161.1 million during the three months ended June 30, 2007 (the “prior year quarter”). The following table sets forth net revenue by operating segment for the three months ended June 30, 2008 and 2007 (dollars in thousands):

	Three months ended June 30,
	2008	2007	Increase/(Decrease)
Cash advance operations – storefront	$29,251	$33,511	$(4,260)	(12.7)%
Cash advance operations – internet lending	56,781	45,710	11,071	24.2

Total cash advance operations	86,032	79,221	6,811	8.6
Pawn lending operations	94,368	81,018	13,350	16.5
Check cashing operations	838	858	(20)	(2.3)

Consolidated net revenue	$181,238	$161,097	$20,141	12.5%

     The components of consolidated net revenue are finance and service charges from pawn loans, which increased $6.2 million; profit from the disposition of merchandise, which increased $8.3 million; cash advance fees generated from pawn locations, cash advance locations and via the internet distribution channel, which increased $5.9 million; and combined segment revenue from check cashing fees, royalties and other, which decreased $281,000.
Finance and Service Charges. Finance and service charges from pawn loans increased $6.2 million, or 16.7%, from $37.2 million in the prior year quarter to $43.4 million in the current quarter. The increase is due primarily to higher loan balances attributable to the increased amount of pawn loans written through existing and new locations added during 2007 and higher yields on pawn loans. An increase in the average balance of pawn loans outstanding contributed $3.8 million of the increase and the higher annualized yield, which is a function of the blend in permitted rates for fees and service charges on pawn loans in all operating locations, contributed $2.4 million of the increase. Management believes the Company’s decision to reduce the loan term from 90 days to 60 days in 198 pawn locations in the last half of 2007 contributed to higher reported pawn loan yields as portfolio performance has improved. This is partially due to a shortening of the average loan period and customer payments of finance and service charges occurring earlier than in prior periods.
     The average balances of pawn loans outstanding during the current quarter increased by $12.5 million, or 10.2%, compared to the prior year quarter, primarily related to an increase in the average amount per loan made. The increase was driven by a 12.0% increase in the average amount per loan outstanding that was partially offset by a 1.7% decrease in the average number of pawn loans outstanding during the current period. Pawn loan balances at June 30, 2008 were $142.2 million, which was 8.1% higher than at June 30, 2007. Annualized loan yield was 129.3% in the current quarter, compared to 121.7% in the prior year quarter. Same store pawn loan balances at June 30, 2008 were $9.3 million, or 7.1%, higher than June 30, 2007.

Profit from Disposition of Merchandise. Profit from disposition of merchandise is the amount by which the proceeds received from disposition of merchandise exceed the cost of disposed merchandise. The following table summarizes the proceeds from disposition of merchandise and the related profit for the current quarter compared to the prior year quarter (dollars in thousands):

	Three Months Ended June 30,
	2008			2007
	Merch-	Refined		Merch-	Refined
	andise	Gold	Total	andise	Gold	Total
Proceeds from dispositions	$65,695	$42,394	$108,089	$60,081	$25,727	$85,808
Profit on disposition	$27,354	$13,994	$41,348	$24,772	$8,252	$33,024
Profit margin	41.6%	33.0%	38.3%	41.2%	32.1%	38.5%
Percentage of total profit	66.2%	33.8%	100.0%	75.0%	25.0%	100.0%
     The total proceeds from disposition of merchandise and refined gold increased $22.3 million, or 26.0%, and the combined profit from the disposition of merchandise and refined gold increased $8.3 million, or 25.2%. Overall gross profit margin decreased slightly from 38.5% in the prior year quarter to 38.3% in the current quarter, primarily due to a greater mix of refined gold sales in the current quarter. Gross profit margins from sales of refined gold are generally lower than on the sales of merchandise at store locations.
     Proceeds from disposition of merchandise (including jewelry sales), excluding refined gold, increased $5.6 million, or 9.3%, in the current quarter compared to the prior year quarter. Excluding the effect of the disposition of refined gold, the profit margin on the disposition of merchandise increased to 41.6% in the current quarter compared to 41.2% in the prior year quarter.
     Sales of refined gold were up 64.8% to $42.4 million in the current quarter compared to $25.7 million in the prior year quarter leading to a $5.7 million increase in profit from refined gold sales. The profit margin on the disposition of refined gold increased to 33.0% in the current quarter compared to 32.1% in the prior year quarter. The increase in gross profit dollars on the disposition of refined gold during the current quarter is primarily attributable to the 29% increase in the volume of refined gold sold and higher prevailing market prices for gold than the prior year. The increase in the selling price per ounce and the cost per ounce of refined gold both were up 27%, compared to the prior year quarter.
     The higher level of merchandise sales activity and refined gold sales was supported by higher levels of merchandise available for disposition entering the current quarter and by the net addition of seven pawn locations since June 30, 2007. In addition, management believes that sales activity may have been favorably impacted by customers who used tax rebate payments, received from the government, to purchase merchandise during the current quarter. The consolidated merchandise turnover rate was 2.8 times during the current quarter as compared to 2.6 times in the prior year quarter. Management expects that profit margin on the disposition of merchandise in the near term will likely remain at or slightly below current levels mainly due to higher inventory levels and an increase in the percentage mix of refined gold sales, which typically have lower gross profit margins.

The composition of merchandise available for disposition has continued to migrate into a greater percentage of jewelry items. This trend is due to higher gold prices, which enhance the value of the underlying collateral. The increase in the value of gold in recent years has been greater than the increase in the collateral value of other items, leading to a higher percentage of jewelry merchandise available for disposition. The table below summarizes the age of merchandise held for disposition before valuation allowance of $1.9 million at June 30, 2008 and 2007 (dollars in thousands).

	2008		2007
	Amount	%	Amount	%
Merchandise held for 1 year or less –
Jewelry	$64,917	65.8%	$52,021	60.9%
Other merchandise	25,539	25.8	25,157	29.5

	90,456	91.6	77,178	90.4

Merchandise held for more than 1 year –
Jewelry	5,232	5.3	4,954	5.8
Other merchandise	3,019	3.1	3,261	3.8

	8,251	8.4	8,215	9.6

Total merchandise held for disposition	$98,707	100.0%	$85,393	100.0%

Cash Advance Fees. Cash advance fees increased $5.9 million, or 6.8%, to $92.8 million in the current quarter from $86.9 million in the prior year quarter. The increase in revenue from cash advance fees is due to organic growth in total customers from the online distribution channel, including the addition of new markets in 2007, which contributed to an increase in customers. Cash Advance fees from the Company’s online distribution platform increased 24.2 % and offset the 12.2% decrease in cash advance fees from the storefront distribution channel. Storefront activities were affected by a tightening of lending criteria during the last half of 2007 and adjustments to lending practices in the state of Ohio following changes in the regulatory outlook in that market. In addition, the Company closed 12 cash advance locations during the current quarter.
     Cash advance fees from same stores (both pawn and cash advance locations open during the entire 12 month period ended June 30, 2008) decreased $5.7 million, or 13.8%, to $35.6 million in the current quarter as compared to $41.3 million in the prior year quarter primarily due to lower levels of asset balances in storefront locations.
     As of June 30, 2008, the cash advance products were available in 724 lending locations, including 432 pawnshops and 292 cash advance locations, and through the online distribution channel. Of these lending locations, 319 arrange for customers to obtain cash advance products from independent third-party lenders for a fee. Cash advance fees include revenue from the cash advance portfolio owned by the Company and fees paid to the Company for arranging for cash advance products from independent third-party lenders for customers. (Although cash advance transactions may take the form of loans or deferred check deposit transactions, the transactions are referred to throughout this discussion as “cash advances” for convenience.)
     The following table sets forth cash advance fees by operating segment for the three months ended June 30, 2008 and 2007 (dollars in thousands):

	Three months ended June 30,
	2008	2007	Increase/(Decrease)
Cash advance operations – storefront	$27,427	$31,250	$(3,823)	(12.2)%
Cash advance operations – internet lending	56,777	45,707	11,070	24.2

Total cash advance operations	84,204	76,957	7,247	9.4%
Pawn lending operations	8,645	9,990	(1,345)	(13.5)

Consolidated cash advance fees	$92,849	$86,947	$5,902	6.8%

     The amount of cash advances written increased by $26.9 million, or 5.3%, to $530.8 million in the current quarter from $504.0 million in the prior year quarter. However, the increase in cash advances written through the online platform was up 29.2%, while the Company’s storefront volume of cash advances written fell 14.7%. Storefront volumes were impacted by changes in underwriting criteria during the period as the Company made adjustments in the last half of 2007 to reduce loan losses and made additional changes in its Ohio locations following law changes which would potentially eliminate stores in that market.
     Included in the amount of cash advances written in the current quarter and the prior year quarter were $178.1 million and $160.2 million, respectively, of cash advances extended to customers by third-party lenders. The average amount per cash advance increased to $437 from $403. The average balances of cash advances outstanding during the current quarter increased by 2.8%, compared to the prior year quarter. The increase was driven by a 8.3% increase in the average amount per cash advance written during the current quarter which was partially offset by a 2.9% decrease in the number of cash advances written during the current quarter.
     The outstanding combined portfolio balance of cash advances increased $6.1 million, or 4.4%, to $145.7 million at June 30, 2008 from $139.6 million at June 30, 2007. Those amounts included $112.9 million and $110.1 million at June 30, 2008 and 2007, respectively, of cash advances which are owned by the Company and included in the Company’s consolidated balance sheets. An allowance for losses of $27.4 million and $32.2 million has been provided in the consolidated financial statements for June 30, 2008 and 2007, respectively, which is netted against the outstanding cash advance amounts on the Company’s consolidated balance sheets.

     The following table summarizes cash advances outstanding at June 30, 2008 and 2007 and contains certain non-Generally Accepted Accounting Principles (“non-GAAP”) measures with respect to the cash advances owned by third-party lenders that are not included in the Company’s consolidated balance sheets. The Company believes that presenting these non-GAAP measures is meaningful and necessary because management evaluates and measures the cash advance portfolio performance on an aggregate basis (dollars in thousands).

	June 30,
	2008	2007
Funded by the Company (a)
Active cash advances and fees receivable	$71,590	$68,438
Cash advances and fees in collection	29,184	27,167

Total funded by the Company (a)	100,774	95,605
Funded by the third-party lenders (b) (c)
Active cash advances and fees receivable	32,760	29,461
Cash advances and fees in collection	12,119	14,510

Total funded by third-party lenders (b) (c)	44,879	43,971

Combined gross portfolio (b) (d)	145,653	139,576
Less: Elimination of cash advances owned by third-party lenders	32,760	29,455

Company-owned cash advances and fees receivable, gross	112,893	110,121
Less: Allowance for losses	27,401	32,173

Cash advances and fees receivable, net	$85,492	$77,948

Allowance for loss on Company-owned cash advances	$27,401	$32,173
Accrued losses on third-party lender owned cash advances	2,309	1,823

Combined allowance for losses and accrued third-party lender losses	$29,710	$33,996

Combined allowance for losses and accrued third-party lender losses as a % of combined gross portfolio (b)	20.4%	24.4%

(a)	Cash advances written by the Company in its pawn and cash advance locations and through the Company’s internet distribution channel.

(b)	Non-GAAP presentation. For informational purposes and to provide a greater understanding of the Company’s businesses. Management believes that information provided with this level of detail is meaningful and useful in understanding the activities and business metrics of the Company’s operations.

(c)	Cash advances written by third-party lenders that were arranged by the Company on behalf of the third-party lenders, all at the Company’s pawn and cash advance locations and through the Company’s internet distribution channel.

(d)	Includes (i) cash advances written by the Company, and (ii) cash advances written by third-party lenders that were arranged by the Company on behalf of the third-party lenders, all at the Company’s pawn and cash advance locations and through the Company’s internet distribution channel.
     Management anticipates continued growth in consolidated cash advance fees for the remainder of 2008, primarily due to increased consumer awareness and demand for the cash advance product, higher outstanding balances at June 30, 2008 compared to June 30, 2007, and the continued growth of the internet distribution channel. To the extent the Company decides to completely close all of its 139 cash advance locations in Ohio, cash advance fee growth will moderate the last half of 2008 and into early 2009. The Company continues to explore alternatives with regard to these locations to mitigate the effects of a complete closure of all locations in an effort to serve customers in need and retain some contribution to the segment.

Check Cashing Fees, Royalties and Other. Check cashing fees, royalties and other income from all segments decreased $281,000 to $3.7 million in the current quarter, or 7.1%, from $3.9 million in the prior year quarter primarily due to a lower volume of checks being cashed potentially due to an increase in competition. The components of these fees are as follows (dollars in thousands):

	Three months ended June 30,
	2008				2007
	Pawn	Cash	Check		Pawn	Cash	Check
	Lending	Advance	Cashing	Total	Lending	Advance	Cashing	Total
Check cashing fees	$146	$1,099	$102	$1,347	$181	$1,170	$113	$1,464
Royalties	147	—	723	870	114	—	731	845
Other	692	729	13	1,434	515	1,094	14	1,623

	$985	$1,828	$838	$3,651	$810	$2,264	$858	$3,932

Cash Advance Loss Provision. The Company maintains an allowance for losses on cash advances at a level projected to be adequate to absorb credit losses inherent in the outstanding combined cash advance portfolio. The cash advance loss provision is utilized to increase the allowance carried against the outstanding company owned cash advance portfolio as well as expected losses in the third-party lender-owned portfolios which are guaranteed by the Company. The allowance is based on historical trends in portfolio performance based on the status of the balance owed by the customer. The Company charges off all cash advances once they have been in default for 60 days or sooner if deemed uncollectible. Recoveries on losses previously charged to the allowance are credited to the allowance when collected. The cash advance loss provision was $34.7 million for the current quarter and $42.3 million for the prior year quarter. The loss provision reflected a $7.6 million decrease, principally due to lower loss rates on improved portfolio performance.
     Continuing a trend of improvements in the cash advance portfolio performance, the loss provision expense as a percentage of cash advances written decreased to 6.5% compared to 8.4% in the prior year. The loss provision as a percentage of cash advance fees decreased to 37.4% in the current quarter from 48.7% in the prior year quarter. The lower loss provision is primarily due to an improved mix of customers, which is more heavily weighted to customers with better histories of repayment of loans and a lower concentration of new customers with no performance history, and a higher percentage of collections on loans that were past due. Total charge-offs less recoveries divided by total cash advances written was 5.2% in the current quarter compared to 6.5% in the prior year quarter.
     During the current period and consistent with past quarterly activities, the Company’s online distribution channel sold selected cash advances which had been previously written off. These sales generated proceeds of $1.0 million and $1.2 million for the three months ended June 30, 2008 and 2007, respectively, and have been recorded as recoveries in each period.
     Due to the short-term nature of the cash advance product and the high velocity of loans written, seasonal trends are evidenced in quarter-to-quarter performance. The table below shows the Company’s sequential loss experience for each of the five calendar quarters ending June 30, 2008 under a variety of metrics used by the Company to evaluate performance. Management believes that the higher loss levels experienced in 2007 were due to a large increase in new customers during the early part of the year. Typically, the normal business cycle leads sequential losses, as measured by the current period loss provision as a percentage of combined loans written in the period, to be lowest in the first quarter and increase throughout the year, with the final two quarters experiencing the peak levels of losses.  During 2007, the quarterly sequential performance deviated from this typical cycle as sequential loss rates decreased from the second to the third quarter and from the third quarter to the fourth quarter. Management believes that this sequential decrease was mainly due to the increase in customers who had established borrowing histories as a percent of all customers in the later half of the year.  This change in mix was primarily in the portfolio of cash advances originated by the Company’s online channel.  In addition, management took steps to reduce losses in its storefront business beginning in the last half of 2007, including additional underwriting guidelines and more emphasis on collections activities.  These changes accounted for a smaller portion of the decrease in loss rates in relation to the customer composition mix, but loss levels in this business have been reduced compared to the prior year. Management believes that the sequential trend in cash advance loan losses will return to its more traditional trend of lowest loss levels in the first quarter and will increase sequentially thereafter.

	2007			2008
	Second	Third	Fourth	First	Second
	Quarter	Quarter	Quarter	Quarter	Quarter
Combined cash advance loss provision as a % of combined cash advances written (a) (b)	8.4%	8.1%	6.8%	5.5%	6.5%
Charge-offs (net of recoveries) as a % of combined cash advances written (a) (b)	6.5%	8.3%	7.8%	6.5%	5.2%
Combined cash advance loss provision as a % of cash advance fees (a) (b)	48.7%	45.7%	38.8%	31.8%	37.4%

Combined cash advances and fees receivable, gross(a) (b)	$139,576	$144,779	$148,404	$124,463	$145,653
Combined allowance for losses on cash advances	33,996	32,757	27,504	22,803	29,710

Combined cash advances and fees receivable, net(a) (b)	$105,580	$112,022	$120,900	$101,660	$115,943

Combined allowance for losses and accrued third-party lender losses as a % of combined gross portfolio (a) (b)	24.4%	22.6%	18.5%	18.3%	20.4%

(a)	Non-GAAP presentation. For informational purposes and to provide a greater understanding of the Company’s businesses. Management believes that information provided with this level of detail is meaningful and useful in understanding the activities and business metrics of the Company’s operations.

(b)	Includes (i) cash advances written by the Company, and (ii) cash advances written by third-party lenders that were arranged by the Company on behalf of the third-party lenders, all at the Company’s pawn and cash advance locations and through the Company’s internet distribution channel.

     The following table summarizes the cash advance loss provision for the three months ended June 30, 2008 and 2007, respectively, and contains certain non-GAAP measures with respect to the cash advances written by third-party lenders that are not included in the Company’s consolidated balance sheets and related statistics.  The Company believes that presenting these non-GAAP measures is meaningful and necessary because management evaluates and measures the cash advance portfolio performance on an aggregate basis including its evaluation of the loss provision for the Company-owned portfolio and the third-party lender-owned portfolio that the Company guarantees (dollars in thousands).

	Three Months Ended
	June 30,
	2008	2007
Cash advance loss provision:
Loss provision on Company-owned cash advances	$34,412	$41,758
Loss provision on third-party owned cash advances	321	570

Combined cash advance loss provision	$34,733	$42,328

Charge-offs, net of recoveries	$27,826	$32,726

Cash advances written:
By the Company (a)	$352,781	$343,706
By third-party lenders (b) (c)	178,077	160,245

Combined cash advances written (b) (d)	$530,858	$503,951

Combined cash advance loss provision as a % of combined cash advances written (b)(d)	6.5%	8.4%
Charge-offs (net of recoveries) as a % of combined cash advances written (b)(d)	5.2%	6.5%

(a)	Cash advances written by the Company in its pawn and cash advance locations and through the Company’s internet distribution channel.

(b)	Non-GAAP presentation. For informational purposes and to provide a greater understanding of the Company’s businesses. Management believes that information provided with this level of detail is meaningful and useful in understanding the activities and business metrics of the Company’s operations.

(c)	Cash advances written by third-party lenders that were arranged by the Company on behalf of the third-party lenders, all at the Company’s pawn and cash advance locations and through the Company’s internet distribution channel.

(d)	Includes (i) cash advances written by the Company, and (ii) cash advances written by third-party lenders that were arranged by the Company on behalf of the third-party lenders, all at the Company’s pawn and cash advance locations and through the Company’s internet distribution channel.
Operations Expenses. Consolidated operations expenses, as a percentage of total revenue, were 32.2% in the current quarter down from 35.4% in the prior year quarter. These expenses increased $4.3 million, or 5.8%, in the current quarter compared to the prior year quarter. Pawn lending operating expenses increased $4.4 million, or 9.1%, to $51.9 million, primarily due to higher personnel related costs due to staffing increases, benefits and incentive payments. The operations expenses for the cash advance activities were $27.7 million in both the current quarter and the prior year quarter.

     As a multi-unit operator in the consumer finance industry, the Company’s operations expenses are predominately related to personnel and occupancy expenses. Personnel expenses include base salary and wages, performance incentives, and benefits. Occupancy expenses include rent, property taxes, insurance, utilities, and maintenance. The combination of personnel and occupancy expenses represents 78.7% of total operations expenses in the current quarter and 76.2% in the prior year quarter. The comparison is as follows (dollars in thousands):

	Three Months Ended June 30,
	2008		2007
		% of		% of
	Amount	Revenue	Amount	Revenue
Personnel	$44,188	17.8%	$40,446	18.9%
Occupancy	18,692	7.5	17,131	8.0
Other	17,066	6.9	18,011	8.4

Total	$79,946	32.2%	$75,588	35.3%

     During the period, the Company incurred approximately $1.4 million due to several factors, including severance costs related to changes in storefront management, store closures and development costs related to activities to promote a more favorable outcome in Ohio. The increase in personnel expenses is mainly due to unit additions during 2007, an increase in staffing levels, the growth of the Company’s online distribution channel and normal recurring salary adjustments. The increase in occupancy expense is primarily due to unit additions and recurring rent increases, as well as higher utility costs and property taxes.
Administration Expenses. Consolidated administration expenses, as a percentage of total revenue, were 8.5% in the current quarter compared to 5.7% in the prior year quarter. The components of administration expenses for the three months ended June 30, 2008 and 2007 are as follows (dollars in thousands):

	Three Months Ended June 30,
	2008		2007
		% of		% of
	Amount	Revenue	Amount	Revenue
Personnel	$14,283	5.7%	$6,984	3.3%
Other	6,855	2.8	5,264	2.4

Total	$21,138	8.5%	$12,248	5.7%

     The significant increase in administrative expense was due to a variety of factors, including health and workers compensation insurance increases, higher management incentives due to better financial performance and increased infrastructure spending at the Company’s online lending facilities. Periodically the Company evaluates its reserves for health and workers’ compensation benefits. In the prior year period, the Company adjusted reserves downward consistent with past practices of evaluating reserve levels relative to trends in payment, which reduced the administrative expenses in that period, causing the current year increase to appear higher.
Depreciation and Amortization. Depreciation and amortization expense as a percentage of total revenue was 3.8% in the current quarter and 3.6% in the prior year quarter. Total depreciation and amortization expense increased $1.6 million, or 20.6%, primarily due to accelerated depreciation costs related to planned store closures as well as accelerated depreciation on legacy computer hardware which will be replaced during the deployment of the Company’s new point-of-sale system.
Interest Expense. Interest expense as a percentage of total revenue was 1.3% in the current quarter and 1.9% in the prior year quarter. Interest expense decreased $0.8 million, or 19.8%, to $3.2 million in the current quarter as compared to $4.0 million in the prior year quarter. The decrease was primarily due to the lower weighted average floating interest rate (3.8% during the current quarter compared to 6.4% during the prior year quarter), partially offset by the increase in average floating rate borrowings ($176.1 million during the current quarter compared to $96.9 million in the prior year quarter). The average amount of debt outstanding increased during the current quarter to $293.9 million from $230.7 million during the prior year quarter. The effective blended borrowing cost was 4.8% in the current quarter and 6.4% in the prior year quarter.
Interest Income. Interest income decreased $363,000 to $76,000 in the current quarter compared to $439,000 in the prior year quarter. The prior year quarter interest income is primarily from the two notes receivable denominated in Swedish kronor that the Company held in connection with its 2004 sale of its foreign pawn lending operations. These notes were sold in August 2007. The interest income in the current year period is from a note receivable with an unrelated third party.
Foreign Currency Transaction Gain/Loss. The Company held two notes receivable denominated in Swedish kronor until they were sold in August 2007. Exchange rate changes between the United States dollar and the Swedish kronor resulted in a net gain of $14,000 (net of a loss of $201,000 from foreign currency forward contracts) in the prior year quarter.
     In July 2007, the Company began offering cash advances to residents of the United Kingdom.  The functional currency of the Company’s United Kingdom operations is the British pound.  In June 2008, the Company entered into a line of credit facility of £7.5 million with a foreign commercial bank and designated the debt as a hedging instrument of the Company’s net investment in its United Kingdom subsidiary.  In the current quarter, the Company recorded foreign currency transaction losses of approximately $68,000.
Income Taxes. The Company’s effective tax rate was 38.4% for the current quarter compared to 32.2% for the prior year quarter.  The Company recognized a one-time $1.1 million deferred tax benefit during the prior year quarter as a result of a change in Texas law enacted during that quarter.  Excluding the one-time Texas deferred tax benefit, the effective rate for the prior year quarter would have been 38.1%.  The remaining increase in the effective tax rate is primarily attributable to an increase in nondeductible expenses incurred during the current quarter related to Ohio legislation.
Six Months Ended June 30, 2008 Compared To Six Months Ended June 30, 2007
Consolidated Net Revenue. Consolidated net revenue increased $38.6 million, or 12.0%, to $360.7 million during the six months ended June 30, 2008 (the “current period”) from $322.0 million during the six months ended June 30, 2007 (the “prior year period”). The following table sets forth net revenue by operating segment for the six months ended June 30, 2008 and 2007 ($ in thousands):

	Six months ended June 30,
	2008	2007	Increase/(Decrease)
Cash advance operations – storefront	$61,381	$66,937	$(5,556)	(8.3)%
Cash advance operations – internet lending	104,263	84,367	19,896	23.6

Total cash advance operations	165,644	151,304	14,340	9.5
Pawn lending operations	193,154	168,742	24,412	14.5
Check cashing operations	1,858	1,998	(140)	(7.0)

Consolidated net revenue	$360,656	$322,044	$38,612	12.0%

Higher revenue from the Company’s cash advance product, higher finance and service charges from pawn loans and higher profit from the disposition of merchandise accounted for the increase in net revenue. Finance and service charges from pawn loans increased $11.2 million; profit from the disposition of merchandise, increased $15.1 million; cash advance fees generated from pawn locations, cash advance locations and via the internet distribution channel, increased $12.8 million; and combined segment revenue from check cashing fees, royalties and other, decreased $600,000.

Finance and Service Charges. Finance and service charges from pawn loans increased $11.2 million, or 14.8%, from $75.6 million in the prior year period to $86.8 million in the current period. The increase is primarily due to higher loan balances attributable to the increased amount of pawn loans written through existing and new locations added during 2007. An increase in the average balance of pawn loans outstanding contributed $6.6 million of the increase and the higher annualized yield, which is a function of the blend in permitted rates for fees and service charges on pawn loans in all operating locations, contributed $4.6 million of the increase. Finance and service charges from same stores (stores that have been open for at least twelve months) increased $10.5 million, or 13.8%, in the current period compared to the prior year period.
     The average balance of pawn loans outstanding during the current period was $11.6 million, or 9.6%, higher than the average balances during the prior year period. The increase was driven by a 10.7% increase in the average amount per loan outstanding that was partially offset by a 1.0% decrease in the average number of pawn loans outstanding during the current period. Annualized loan yield was 131.0% in the current period, compared to 125.4% in the prior year period.
Profit from Disposition of Merchandise. Profit from disposition of merchandise represents the proceeds received from disposition of merchandise in excess of the cost of disposed merchandise. The following table summarizes the proceeds from disposition of merchandise and the related profit for the current period compared to the prior year period ($ in thousands):

	Six Months Ended June 30,
	2008			2007
	Merch-	Refined		Merch-	Refined
	andise	Gold	Total	andise	Gold	Total
Proceeds from dispositions	$144,050	$80,622	$224,672	$135,088	$50,888	$185,976
Profit on disposition	$59,286	$27,129	$86,415	$55,024	$16,243	$71,267
Profit margin	41.2%	33.6%	38.5%	40.7%	31.9%	38.3%
Percentage of total profit	68.6%	31.4%	100.0%	77.2%	22.8%	100.0%
     The total proceeds from disposition of merchandise and refined gold increased $38.7 million, or 20.8% and the total profit from the disposition of merchandise and refined gold increased $15.1 million, or 21.3%, primarily due to higher levels of retail sales complemented by higher gross profit margin on the disposition of refined gold. Overall gross profit margin increased slightly from 38.3% in the prior year period to 38.5% in the current period. In addition, excluding the effect of the disposition of refined gold, the profit margin on the disposition of merchandise (including jewelry sales) was 41.2% and 40.7% for the current period and the prior year period, respectively.
     The profit margin on the disposition of refined gold increased to 33.6% in the current period compared to 31.9% in the prior year period primarily due to the increase in price per ounce of gold sold. The increase in gross profit dollars on the disposition of refined gold during the current quarter is attributable to the 23.9% higher volume of gold sold and a 27.2% higher price per ounce, which surpassed the 26.0% rise in cost per ounce compared to the prior year period.
     Proceeds from disposition of merchandise, excluding refined gold, increased $9.0 million, or 6.6%, in the current period compared to the prior year period. The higher level of retail sales activity was supported by higher levels of merchandise available for disposition entering the current period and by the net addition of seven pawn locations since June 30, 2007. The consolidated merchandise turnover rate was 2.9 times during the current period as compared to 2.8 times during the prior year period.
Cash Advance Fees. Cash advance fees increased $12.8 million, or 7.8%, to $178.3 million in the current period from $165.5 million in the prior year period. The increase was due to higher levels of assets outstanding under the Company’s online distribution channel. Cash advance fees from same stores decreased $7.3 million, or 9.2%, to $72.0 million in the current period as compared to $79.3 million in the prior year period.
     The following table sets forth cash advance fees by operating segment for the six months ended June 30, 2008 and 2007 ($ in thousands):

	Six months ended June 30,
	2008	2007	Increase/(Decrease)
Cash advance operations – storefront	$56,120	$60,991	$(4,871)	(8.0)%
Cash advance operations – internet lending	104,259	84,362	19,897	23.6

Total cash advance operations	160,379	145,353	15,026	10.3%
Pawn lending operations	17,930	20,110	(2,180)	(10.8)

Consolidated cash advance fees	$178,309	$165,463	$12,846	7.8%

     The amount of cash advances written increased by $72.1 million, or 7.6%, to $1.0 billion in the current period from $947.8 million in the prior year period. However, the increase in cash advances written through the online platform was up 29.7%, while the Company’s storefront volume of cash advances written fell 9.3%. Storefront volumes were negatively impacted by changes in underwriting criteria during the period. Included in the amount of cash advances written in the current period and the prior year period were $340.2 million and $302.3 million, respectively, extended to customers by third-party lenders. The average amount per cash advance increased to $435 from $406.
Check Cashing Fees, Royalties and Other. Check cashing fees, royalties and other income decreased $568,000 to $9.1 million in the current period, or 5.9%, from $9.7 million in the prior year period primarily due to a lower volume of checks being cashed, potentially due to an increase in competition. The components of these fees are as follows (in thousands):

	Six Months Ended June 30,
	2008				2007
	Pawn	Cash	Check		Pawn	Cash	Check
	Lending	Advance	Cashing	Total Advance	Lending	Advance	Cashing	Total Advance
Check cashing fees	$384	$3,115	$225	$3,724	$469	$3,576	$274	$4,319
Royalties	357	—	1,603	1,960	259	—	1,689	1,948
Other	1,257	2,150	30	3,437	1,012	2,375	35	3,422

	$1,998	$5,265	$1,858	$9,121	$1,740	$5,951	$1,998	$9,689

Cash Advance Loss Provision. The cash advance loss provision was $61.9 million for the current period and $75.1 million for the prior year period. The loss provision reflected a $13.2 million decrease, which is primarily due to an improved mix of customers, which is more heavily weighted to customers with better histories of repayment of loans and a lower concentration of new customers with no performance history. The loss provision as a percentage of combined cash advances written decreased to 6.1% in the current period from 7.9% in the prior year period while actual net charge-offs (charge-offs less recoveries) as a percentage of combined cash advances written were 5.9% in the current period compared to 6.5% in the prior year period. The loss provision as a percentage of cash advance fees decreased to 34.7% in the current period from 45.4% in the prior year period. The lower loss provision is primarily due to an improved mix of customers, which is more heavily weighted to customers with better histories of repayment of loans and a lower concentration of new customers with no performance history, and a higher percentage of collections on loans that were past due.
     During the current period and consistent with past quarterly activities, the Company’s online distribution channel sold selected cash advances which had been previously written off. These sales generated proceeds of $2.1 million and $1.2 million for the six months ended June 30, 2008 and 2007, respectively, and have been recorded as recoveries in each period.

     The following table summarizes the cash advance loss provision for the six months ended June 30, 2008 and 2007 ($ in thousands):

	Six Months Ended
	June 30,
	2008	2007
Cash advance loss provision:
Loss provision on Company-owned cash advances	$61,386	$74,406
Loss provision on third-party owned cash advances	481	670

Combined cash advance loss provision	$61,867	$75,076

Charge-offs, net of recoveries	$59,661	$61,746

Cash advances written:
By the Company (a)	$679,711	$645,442
By third-party lenders (b) (c)	340,181	302,333

Combined cash advances written (b) (d)	$1,019,892	$947,775

Combined cash advance loss provision as a % of combined cash advances written (b)(d)	6.1%	7.9%
Charge-offs (net of recoveries) as a % of combined cash advances written (b)(d)	5.8%	6.5%

(a)	Cash advances written by the Company in its pawn and cash advance locations and through the Company’s internet distribution channel.

(b)	Non-GAAP presentation. For informational purposes and to provide a greater understanding of the Company’s businesses. Management believes that information provided with this level of detail is meaningful and useful in understanding the activities and business metrics of the Company’s operations.

(c)	Cash advances written by third-party lenders that were arranged by the Company on behalf of the third-party lenders, all at the Company’s pawn and cash advance locations and through the Company’s internet distribution channel.

(d)	Includes (i) cash advances written by the Company, and (ii) cash advances written by third-party lenders that were arranged by the Company on behalf of the third-party lenders, all at the Company’s pawn and cash advance locations and through the Company’s internet distribution channel.
Operations Expenses. Consolidated operations expenses, as a percentage of total revenue, were 32.1% in the current period compared to 34.1% in the prior year period. These expenses increased $11.3 million, or 7.6%, in the current period compared to the prior year period. Pawn lending operating expenses increased $9.8 million, or 10.2%, primarily due to higher personnel costs and increased occupancy expenses partly due to the net increase of seven pawnshop locations since June 30, 2007, and an increase in store level incentives. Cash advance operating expenses increased $1.5 million, or 2.9%, primarily as a result of the acquisition of a subsidiary that offers cash advances online.
     The combination of personnel and occupancy expenses represents 79.6% of total operations expenses in the current period and 78.0% in the prior year period. The comparison is as follows ($ in thousands):

	Six Months Ended June 30,
	2008		2007
		% of		% of
	Amount	Revenue	Amount	Revenue
Personnel	$89,932	18.0%	$81,516	18.7%
Occupancy	37,517	7.5	34,466	7.9
Other	32,628	6.6	32,772	7.5

Total	$160,077	32.1%	$148,754	34.1%

     The increase in personnel expenses is mainly due to unit additions during 2007, an increase in staffing levels, the growth of the Company’s online distribution channel and normal recurring salary adjustments. The increase in occupancy expense is primarily due to unit additions and recurring rent increases, as well as higher utility costs and property taxes. During the period, the Company also incurred approximately $1.8 million due to severance costs related to changes in storefront management, store closures and development costs related to activities to promote a more favorable outcome in Ohio.
Administration Expenses. Consolidated administration expenses, as a percentage of total revenue, were 8.0% in the current period compared to 5.8% in the prior year period. The components of administration expenses for the six months ended June 30, 2008 and 2007 are as follows ($ in thousands):

	Six Months Ended June 30,
	2008		2007
		% of		% of
	Amount	Revenue	Amount	Revenue
Personnel	$26,686	5.3%	$16,760	3.8%
Other	13,002	2.7	8,989	2.0

Total	$39,688	8.0%	$25,749	5.8%

     The significant increase in administrative expense was due to a variety of factors, including health and workers compensation insurance increases, higher management incentives due to performance and increased infrastructure spending at the Company’s online lending facilities. Periodically the Company evaluates its reserves for health and workers’ compensation benefits. In the prior year period, the Company adjusted reserves downward consistent with past practices of evaluating reserve levels relative to trends in payment, which reduced the administrative expenses in that period.
Depreciation and Amortization. Depreciation and amortization expense as a percentage of total revenue was 3.7% in the current period and 3.5% in the prior year period. Total depreciation and amortization expense increased $3.2 million, or 20.9%, primarily due to accelerated depreciation costs related to planned store closures as well as accelerated depreciation on legacy computer hardware which will be replaced during the deployment of the Company’s new point-of-sale system.
Interest Expense. Interest expense as a percentage of total revenue was 1.3% in the current period and 1.8% in the prior year period. Interest expense decreased $1.0 million, or 13.3%, to $6.7 million in the current period as compared to $7.7 million in the prior year period. The decrease was primarily due to the offset of the higher average floating interest rate borrowings ($163.7 million during the current period and $88.6 million during the prior year period) by the lower weighted average floating interest rate (4.3% during the current period compared to 6.4% during the prior year period). The average amount of debt outstanding increased during the current period to $281.1 million from $222.4 million during the prior year period. The effective blended borrowing cost was 5.1% in the current period and 6.4% in the prior year period.
Interest Income. Interest income decreased $750,000 to $107,000 in the current period compared to $857,000 in the prior year period. The interest income in the prior year period was primarily from the two notes receivable denominated in Swedish kronor that the Company held in connection with its 2004 sale of its foreign pawn lending operations. These notes were sold in August 2007. The interest income in the current year period is from a note receivable with an unrelated third party.
Foreign Currency Transaction Gain/Loss. The Company held two notes receivable denominated in Swedish kronor until they were sold in August 2007. Exchange rate changes between the United States dollar and the Swedish kronor resulted in a net gain of $58,000 (including a gain of $40,000 from foreign currency forward contracts) in the prior year period.
     In July 2007, the Company began offering cash advances to residents of the United Kingdom.  The functional currency of the Company’s United Kingdom operations is the British pound.  In June 2008, the Company entered into a line of credit facility of £7.5 million with a foreign commercial bank and designated the debt as a hedging instrument of the Company’s net investment in its United Kingdom subsidiary.  In the current quarter, the Company recorded foreign currency transaction losses of approximately $72,000.
Income Taxes. The Company’s effective tax rate was 37.6% for the current period compared to 35.4% for the prior year period.  The Company recognized a one-time $1.1 million deferred tax benefit during the prior year period as a result of a change in Texas law enacted during that period.  Excluding the one-time Texas deferred tax benefit, the effective rate for the prior year period would have been 37.7%.
LIQUIDITY AND CAPITAL RESOURCES
     The Company’s cash flows and other key indicators of liquidity are summarized as follows ($ in thousands):

	Six Months Ended
	June 30,
	2008		2007
Operating activities cash flows	$118,934		$119,578

Investing activities cash flows:
Pawn loans	$2,305		$(2,831)
Cash advances	(58,037)		(71,924)
Acquisitions	(63,919)		(36,922)
Property and equipment additions	(27,620)		(29,188)
Proceeds from property insurance	744		527
Financing activities cash flows	$34,856		$21,244
Working capital	$279,685		$286,803
Current ratio	3.0	x	4.0	x
Merchandise turnover	2.9	x	2.8	x
Cash flows from operating activities. Net cash provided by operating activities from continuing operations was $118.9 million for the six months ended June 30, 2008, a decrease of 0.5% compared to the prior year period. Net cash generated by the Company’s pawn lending operations, cash advance operations and check cashing operations were $26.4 million, $92.0 million and $0.5 million, respectively.
Cash flows from investing activities. The Company’s pawn lending activities provided cash of $2.3 million and cash advance activities used cash of $58.0 million during the current period. The Company also invested $27.6 million in property and equipment, including $8.4 million for the development of a new point-of-sale system and $19.2 million for the development and enhancements to communications and information systems, as well as investments for remodeling certain locations.
     The Company has one remaining supplemental payment in 2008 in connection with the acquisition of substantially all of the assets of The Check Giant LLC (“TCG”). To the extent that the defined multiple of earnings attributable to the business acquired from TCG exceeds the total amounts paid through the supplemental payment measurement dates, as defined in the asset purchase agreement. As of June 30, 2008, the Company has accrued approximately $56.0 million for this payment based on the defined multiple of 5.0 times trailing twelve months earnings through June 30, 2008. The next measurement date will be September 30, 2008. The magnitude of this payment could be significant if the past success of the business continues throughout 2008. The last two supplemental acquisition payments related to the acquisition of CashNetUSA, for the measurement dates of September 30, 2007 and March 31, 2008, were $43.4 million and $63.2 million, respectively.
     Management anticipates that capital expenditures for the remainder of 2008 will be approximately $25 to $35 million, primarily for the remodeling of selected operating units, for the continuing development and enhancements to communications and information systems, including the multi-year project to upgrade the Company’s proprietary point-of-sale and information system, and for the establishment of approximately three to ten combined total of new cash advance-only locations and pawnshops. The additional capital required to make the final supplemental acquisition payment related to the CashNetUSA acquisition and to pursue other acquisition opportunities is not included in the estimate of capital expenditures because of the uncertainties surrounding such payments or any potential transaction of this nature at this time. Management expects the implementation of the new point-of-sale system, which is expected to begin during 2008, will result in a substantial increase in depreciation expense.
     During the second quarter, the Company announced the potential closure of 139 cash advance locations in Ohio due to a change in Ohio’s governing laws for the product. The changes relate to the revenue on the loans and the economics of offering the product profitably. While the Company continues to evaluate alternatives, the closure of these stores would create additional sources of cash as the loan portfolio would largely be repaid.
     On July 23, 2008, the Company, through its wholly-owned subsidiary, Primary Cash Holdings, LLC, purchased substantially all the assets of Primary Business Services, Inc., Primary Finance, Inc., Primary Processing, Inc. and Primary Members Insurance Services, Inc. (collectively, “PBSI”), a group of companies in the business of designing, marketing and selling pre-paid stored value cards, which are currently marketed to the general public and employers and their employees as multi-purpose payroll debit cards, and related activities that complement and support this business, including providing certain processing services and participating in receivables associated with a bank issued line of credit available on certain cards. The Company paid an initial purchase price of approximately $5.6 million in cash at closing, which included the repayment of the approximately $4.9 million note receivable owed to the Company as of the closing date ($4.6 million at June 30, 2008). The Company also agreed to pay up to eight supplemental earn-out payments during the four-year period after the closing. The amount of each supplemental payment is to be based on a multiple of 3.5 times the consolidated earnings attributable to PBSI for the specified period (generally 12 months) preceding each scheduled supplemental payment, reduced by amounts previously paid. The first supplemental payment is due April 2009 and it is stipulated that this payment would not be less than $2.7 million; however, the Company may cancel its obligation to make any supplemental payments by transferring ownership of PBSI’s assets to PBSI’s sole shareholder.
Cash flows from financing activities. During the six months ended June 30, 2008, the Company borrowed $42.9 million under its bank lines of credit. Uses of cash included $2.0 million for dividends paid. On October 24, 2007, the Board of Directors authorized the Company’s repurchase of 1,500,000 shares. Management expects to purchase shares of the Company from time to time in the open market, and funding will come from operating cash flow. During the six months ended June 30, 2008, 195,000 shares were purchased for an aggregate amount of $6.3 million under the 2007 authorization. In addition, 22,076 shares were acquired as partial payments of taxes for shares issued under stock-based compensation plans for an aggregate amount of $0.7 million. During the six months ended June 30, 2008, stock options for 46,805 shares were exercised, which generated $0.6 million of additional equity.
     On February 29, 2008, the Company exercised the $50 million accordion feature contained in its existing line of credit. As a result, the committed amount under the line of credit increased from $250 million to $300 million. On May 7, 2008, the Company established a line of credit facility of £7.5 million (approximately $14.9 million at June 30, 2008) with a foreign commercial bank. This line of credit provides working capital to the Company’s online lending operations to customers residing in the United Kingdom. On June 30, 2008, the Company established a line of credit facility with a group of banks to permit the issuance of up to $12.8 million in letters of credit. The line of credit agreements and the senior unsecured notes require that the Company maintain certain financial ratios.
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
     Management believes that the borrowings available ($97.4 million at June 30, 2008) under the credit facilities, cash generated from operations and current working capital of $279.7 million should be sufficient to meet the Company’s anticipated capital requirements for the foreseeable future.
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
Item 4. Controls and Procedures
     Under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, management of the Company has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of June 30, 2008 (“Evaluation Date”).  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective (i) to ensure that information required to be disclosed in reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms; and (ii) to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.
     There was no change in the Company’s internal control over financial reporting during the quarter ended June 30, 2008, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     (c) The following table provides the information with respect to purchases made by the Company of shares of its common stock during each of the months in the first six months of 2008:

				Total Number of	Maximum Number
	Total Number		Average	Shares Purchased as	of Shares that May
	of Shares		Price Paid	Part of Publicly	Yet Be Purchased
Period	Purchased		Per Share	Announced Plan	Under the Plan (1)
January 1 to January 31	9,919	(2)	$27.40	—	1,450,000
February 1 to February 29	51,455	(2)	32.69	40,000	1,410,000
March 1 to March 31	55,507	(2)	29.50	55,000	1,355,000
April 1 to April 30	2,263	(2)	43.26	—	1,355,000
May 1 to May 31	50,493	(2)	35.01	50,000	1,305,000
June 1 to June 30	50,784	(2)	32.33	50,000	1,255,000

Total	220,421		$32.21	195,000

(1)	On October 24, 2007, the Board of Directors authorized the Company’s repurchase of up to a total of 1,500,000 shares of its common stock.

(2)	Includes shares purchased on behalf of participants relating to the Company’s Non-Qualified Savings Plan of 400, 1,141, 507, 458, 493, and 346 shares for the months of January, February, March, April, May and June, respectively, and shares received as partial tax payments for shares issued under stock-based compensation plans of 9,519 10,314, 1,805, and 438 shares for the months of January February, April and June, respectively.

Item 4. Submission of Matters to a Vote of Security Holders
     On April 23, 2008, the Company’s Annual Meeting of Shareholders was held. The shareholders elected all of the director nominees identified in the Company’s Proxy Statement. The shareholders also ratified the Company’s selection of its independent auditors and rejected a shareholder proposal submitted jointly by Christian Brothers Investment Services and the Benedictine Sisters of Boerne, Texas. There was no other business brought before the meeting that required shareholder approval. Votes were cast as follows (there were no broker non-votes or abstentions other than those listed below):

			For	Withheld
(a	)	Election of directors:

		Jack R. Daugherty	25,631,999	1,022,443
		Daniel E. Berce	24,504,689	2,149,753
		A. R. Dike	24,556,779	2,097,663
		Daniel R. Feehan	24,560,279	2,094,163
		James H. Graves	24,559,009	2,095,433
		B. D. Hunter	24,538,632	2,115,810
		Timothy J. McKibben	24,542,262	2,112,180
		Alfred M. Micallef	24,541,312	2,113,130

			For	Against	Abstain
(b	)	Ratification of Independent Auditors	25,342,375	1,305,573	6,491
(c	)	Shareholder proposal	1,868,649	19,001,834	3,114,285
Item 5. Other Information
UK Credit Facility. Effective May 7, 2008, Cash America International, Inc. (the “Company”) entered into two credit agreements with Barclays Bank PLC: (a) Revolving Credit Facility Agreement in the principal amount of £7,500,000 (the “Revolving Agreement”) and (b) a Business Overdraft Facility in the principal amount of £2,500,000 (the “Overdraft Facility”). Each agreement has an 18 month term. Borrowings under each agreement are to be used for financing the operations of CashEuroNet UK LLC, a subsidiary of the Company through which CashNetUSA provides cash advances in the United Kingdom.
     Borrowings made pursuant to the Revolving Agreement will bear interest during each applicable interest period at (a) the cost of sterling deposits (being the annual percentage rate at which sterling deposits offered by the lender in the London Interbank Market for delivery on the first day of the applicable interest period in an amount and for a period comparable to the applicable borrowing and interest period), plus (b) an “applicable margin”, defined as a percentage spread based on the Company’s leverage ratio indicated in the Company’s last preceding compliance certificate, plus (c) a “mandatory cost”, defined as an addition to the interest rate to compensate the lender for the cost of complying with the requirements of the Bank of England and/or the Financial Services Authority, or the European Central Bank. The Agreement contains customary affirmative and negative covenants and provides for customary events of default.
     Borrowings made under the Overdraft Facility will be charged at 1% per annum over the lender’s base rate in effect at the time of the borrowing; Borrowings in excess of the agreed amount under the Overdraft Facility will be charged at 2% above the lender’s base rate.
Ohio. During the second quarter, the Company announced the potential closure of 139 cash advance locations in Ohio due to recently adopted legislation that changes statutes governing the Ohio cash advance product.  The Company has made no determination concerning the closure of any Ohio locations.  It is, however, actively evaluating whether to offer alternative products and services available under other provisions in Ohio law in at least a portion of its Ohio locations, and whether such alternative products and services would be viable.  The Company is also supporting a proposed referendum for the November 2008 Ohio elections that would, if successful, provide Ohio voters the opportunity to overturn key provisions of the recently adopted legislation.  The Company expects to make determinations concerning its Ohio operations during the second half of 2008.
Item 6. Exhibits
10.1	Revolving Credit Facility Agreement dated May 7, 2008 between Cash America International, Inc. and Barclays Bank PLC

10.2	Business Overdraft Facility Letter dated May 7, 2008 from Barclays Bank PLC to Cash America International, Inc.

10.3	Separation of Employment Agreement dated June 30, 2008 between Cash America International, Inc. and Jerry A. Wackerhagen

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CASH AMERICA INTERNATIONAL, INC.

(Registrant)

By:	/s/ Thomas A. Bessant, Jr.

Thomas A. Bessant, Jr. Executive Vice President and Chief Financial Officer

Date: July 25, 2008