Form 10-Q
period 2008-09-30
CASH AMERICA INTERNATIONAL INC
filed 2008-10-31
CIK 807884

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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
29,017,108 common shares, $.10 par value, were outstanding as of October 14, 2008

CASH AMERICA INTERNATIONAL, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	September 30,		December 31,
	2008	2007	2007
	(Unaudited)
Assets

Current assets:
Cash and cash equivalents	$29,754	$26,412	$22,725
Pawn loans	158,226	136,722	137,319
Cash advances, net	87,034	82,785	88,148
Merchandise held for disposition, net	111,053	98,751	98,134
Finance and service charges receivable	29,658	25,528	26,963
Income taxes recoverable	1,306	—	—
Other receivables and prepaid expenses	13,658	15,349	16,292
Deferred tax assets	22,088	22,455	20,204

Total current assets	452,777	408,002	409,785

Property and equipment, net	181,524	147,813	161,676
Goodwill	420,840	283,554	306,221
Intangible assets, net	21,634	24,569	23,484
Other assets	3,501	3,017	3,478

Total assets	$1,080,276	$866,955	$904,644

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable and accrued expenses	$66,414	$61,484	$65,399
Accrued supplemental acquisition payment	69,499	43,300	22,000
Customer deposits	8,754	8,211	7,856
Income taxes currently payable	—	16	3,755
Current portion of long-term debt	8,500	12,786	8,500

Total current liabilities	153,167	125,797	107,510

Deferred tax liabilities	25,826	15,854	18,584
Other liabilities	2,202	1,621	1,671
Long-term debt	343,692	251,427	280,277

Total liabilities	524,887	394,699	408,042

Stockholders’ equity:
Common stock, $.10 par value per share, 80,000,000 shares authorized, 30,235,164 shares issued	3,024	3,024	3,024
Additional paid-in capital	163,678	162,837	163,581
Retained earnings	424,999	337,909	363,180
Accumulated other comprehensive (loss) income	(59)	(4)	16
Treasury shares, at cost (1,218,075 shares, 1,088,493 shares and 1,136,203 shares at September 30, 2008 and 2007, and December 31, 2007, respectively)	(36,253)	(31,510)	(33,199)

Total stockholders’ equity	555,389	472,256	496,602

Total liabilities and stockholders’ equity	$1,080,276	$866,955	$904,644

See notes to consolidated financial statements.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(Unaudited)
Revenue
Finance and service charges	$46,977	$41,386	$133,788	$117,011
Proceeds from disposition of merchandise	105,517	91,366	330,189	277,342
Cash advance fees	96,301	95,417	274,610	260,880
Check cashing fees, royalties and other	3,355	3,343	12,476	13,032

Total Revenue	252,150	231,512	751,063	668,265

Cost of Revenue
Disposed merchandise	68,033	57,693	206,290	172,402

Net Revenue	184,117	173,819	544,773	495,863

Expenses
Operations	81,714	75,970	241,791	224,724
Cash advance loss provision	40,950	43,612	102,817	118,688
Administration	15,964	15,175	55,652	40,924
Depreciation and amortization	9,298	8,265	27,956	23,698

Total Expenses	147,926	143,022	428,216	408,034

Income from Operations	36,191	30,797	116,557	87,829

Interest expense	(4,292)	(4,378)	(11,005)	(12,119)
Interest income	113	145	220	999
Foreign currency transaction (loss) gain	(5)	5	(77)	63
Gain on sale of foreign notes	—	6,260	—	6,260

Income before Income Taxes	32,007	32,829	105,695	83,032
Provision for income taxes	13,082	12,213	40,822	29,973

Net Income	$18,925	$20,616	$64,873	$53,059

Earnings Per Share:

Basic	$0.65	$0.70	$2.21	$1.78
Diluted	$0.63	$0.68	$2.16	$1.74

Weighted average common shares outstanding:

Basic	29,266	29,535	29,321	29,745
Diluted	30,035	30,235	30,082	30,464

Dividends declared per common share	$0.035	$0.035	$0.105	$0.105
See notes to consolidated financial statements

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	September 30,
	2008		2007
	Shares	Amounts	Shares	Amounts
	(Unaudited)
Common stock
Balance at end of period	30,235,164	$3,024	30,235,164	$3,024

Additional paid-in capital
Balance at beginning of year		163,581		161,683
Exercise of stock options		—		(1,201)
Shares issued under stock based plans		(3,496)		(751)
Stock-based compensation expense		3,016		2,277
Income tax benefit from stock based compensation		577		829

Balance at end of period		163,678		162,837

Retained earnings
Balance at beginning of year		363,180		287,962
Net income		64,873		53,059
Dividends declared		(3,054)		(3,112)

Balance at end of period		424,999		337,909

Accumulated other comprehensive income (loss)
Balance at beginning of year		16		20
Unrealized derivatives loss		(7)		(20)
Foreign currency translation loss, net of taxes		(68)		(4)

Balance at end of period		(59)		(4)

Notes receivable secured by common stock
Balance at beginning of year		—		(18)
Payments on notes receivable		—		18

Balance at end of period		—		—

Treasury shares, at cost
Balance at beginning of year	(1,136,203)	(33,199)	(565,840)	(11,943)
Purchases of treasury shares	(219,021)	(7,144)	(624,305)	(22,246)
Exercise of stock options	—	—	67,154	1,928
Shares issued under stock based plans	137,149	4,090	34,498	751

Balance at end of period	(1,218,075)	(36,253)	(1,088,493)	(31,510)

Total Stockholders’ Equity		$555,389		$472,256

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(Unaudited)
Net income	$18,925	$20,616	$64,873	$53,059
Other comprehensive loss:
Unrealized derivatives loss (1)	(3)	(1)	(7)	(20)
Foreign currency translation loss (2)	(55)	(11)	(68)	(4)

Total Comprehensive Income	$18,867	$20,604	$64,798	$53,035

(1)	Net of tax benefit of $2 and $4 for the three months and $4 and $11 for the nine months ended September 30, 2008 and 2007, respectively.

(2)	Net of tax benefit of $25 and $37 for the three and nine months ended September 30, 2008, respectively.
See notes to consolidated financial statements

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine months ended
	September 30,
	2008	2007
	(Unaudited)
Cash Flows from Operating Activities
Net income	$64,873	$53,059
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	27,956	23,698
Cash advance loss provision	102,817	118,688
Stock-based compensation	3,016	2,277
Foreign currency transaction loss (gain)	77	(63)
Gain on settlement of foreign notes	—	(6,260)
Changes in operating assets and liabilities —
Merchandise held for disposition	(12,434)	1,461
Finance and service charges receivable	(3,510)	(845)
Prepaid expenses and other assets	(2,929)	(252)
Accounts payable and accrued expenses	1,355	4,160
Customer deposits, net	895	747
Current income taxes	(4,484)	(1,846)
Excess income tax benefit from stock-based compensation	(577)	(829)
Deferred income taxes, net	5,399	(3,036)

Net cash provided by operating activities	182,454	190,959

Cash Flows from Investing Activities
Pawn loans made	(371,381)	(321,061)
Pawn loans repaid	184,398	165,141
Principal recovered through dispositions of forfeited loans	165,794	134,840
Cash advances made, assigned or purchased	(843,651)	(866,873)
Cash advances repaid	744,204	746,891
Acquisitions, net of cash acquired	(65,220)	(38,564)
Purchases of property and equipment	(44,461)	(48,883)
Proceeds from settlement of foreign notes	—	16,529
Proceeds from property insurance	864	1,316

Net cash used by investing activities	(229,453)	(210,664)

Cash Flows from Financing Activities
Issuance of common stock	55	—
Net borrowings under bank lines of credit	71,915	61,250
Debt issuance costs paid	(310)	(282)
Payments on notes payable	(8,500)	(16,786)
Payments on notes receivable secured by common stock	—	18
Proceeds from exercise of stock options	594	727
Excess income tax benefit from stock-based compensation	577	829
Treasury shares purchased	(7,144)	(22,246)
Dividends paid	(3,054)	(3,112)

Net cash provided by financing activities	54,133	20,398

Effect of exchange rates on cash	(105)	(4)

Net increase in cash and cash equivalents	7,029	689
Cash and cash equivalents at beginning of year	22,725	25,723

Cash and cash equivalents at end of period	$29,754	$26,412

Supplemental Disclosures
Non-cash investing and financing activities —
Pawn loans forfeited and transferred to merchandise held for disposition	$166,235	$147,529
Pawn loans renewed	$71,173	$56,996
Cash advances renewed	$270,996	$221,719
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
          The financial statements as of September 30, 2008 and 2007 and for the three and nine month periods then ended are unaudited but, in management’s opinion, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for such interim periods. Operating results for the three and nine month periods are not necessarily indicative of the results that may be expected for the full fiscal year.
          Certain amounts in the consolidated financial statements for the three and nine months ended September 30, 2007 have been reclassified to conform to the presentation format adopted in 2008. These reclassifications have no effect on the net income previously reported.
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
Check Cashing Fees, Royalties and Other • The Company records check cashing fees derived from both check cashing locations it owns and many of its lending locations in the period in which the check cashing service is provided. It records royalties derived from franchise locations on an accrual basis. Revenue derived from other financial services such as money order commissions, prepaid debit card fees, etc. is recognized when earned.
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
Recent Accounting Pronouncements
          In September 2006, FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value to be the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date and emphasizes that fair value is a market-based measurement, not an entity-specific measurement. It establishes a fair value hierarchy and expands disclosures about fair value measurements in both interim and annual periods. SFAS 157 was effective for fiscal years beginning after November 15,

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
2007 and interim periods within those fiscal years. In February 2008, FASB issued FASB Staff Position (“FSP”) FAS 157-2, “Effective Date of FASB Statement No. 157”, which delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed in the financial statements on a nonrecurring basis. The FSP partially defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. The Company adopted the provisions of SFAS 157 and FSP FAS 157-2 for its financial assets and financial liabilities on January 1, 2008. The adoption of SFAS 157 and FSP FAS 157-2 did not have a material effect on the Company’s financial position or results of operations. In accordance with FSP FAS 157-2, the Company has not applied the provisions of SFAS 157 to its nonfinancial assets and nonfinancial liabilities. The Company will apply the provisions of SFAS 157 to these assets and liabilities beginning January 1, 2009 as required by FSP FAS 157-2. See Note 8. In October 2008, the FASB issued FSP FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active, which clarifies the application of SFAS 157 as it relates to the valuation of financial assets in a market that is not active for those financial assets. FSP FAS 157-3 became effective for the Company upon issuance, and had no material impact on the Company’s financial position or results of operations.
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
          In November 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 clarifies that a non-controlling interest in a subsidiary, which is sometimes referred to as an unconsolidated investment, is an ownership interest in the consolidated entity that should be reported as a component of equity in the consolidated financial statements. Among other requirements, SFAS 160 requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest. It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. The Company does not expect SFAS 160 to have a material effect on the Company’s financial position or results of operations.
          In December 2007, FASB issued SFAS No. 141, “Business Combinations — Revised” (“SFAS 141(R)”). SFAS 141(R) establishes principles and requirements for how an acquirer in a business combination: recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase price; and, determines what information to disclose to enable users of the consolidated financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. In the past, the Company has completed significant acquisitions. The application of SFAS 141(R) will cause management to evaluate future transaction returns under different conditions, particularly related to the near term and long term economic impact of expensing transaction costs.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
          In March 2008, FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 (“SFAS 161”). SFAS No. 161 requires enhanced disclosures concerning (1) the manner in which an entity uses derivatives (and the reasons it uses them), (2) the manner in which derivatives and related hedged items are accounted for under SFAS No. 133 and interpretations thereof, and (3) the effects that derivatives and related hedged items have on an entity’s financial position, financial performance, and cash flows. The standard is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company does not expect SFAS 161 to have a material effect on the Company’s financial position or results of operations.
     In April 2008, the FASB issued FSP No. FAS 142-3, Determination of the Useful Life of Intangible Assets, (“FSP FAS 142-3”) which amends the list of factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under SFAS No. 142, Goodwill and Other Intangible Assets. The new guidance applies to (1) intangible assets that are acquired individually or with a group of other assets and (2) intangible assets acquired in both business combinations and asset acquisitions. Under FSP FAS 142-3, entities estimating the useful life of a recognized intangible asset must consider their historical experience in renewing or extending similar arrangements or, in the absence of historical experience, must consider assumptions that market participants would use about renewal or extension. The standard is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company does not expect this standard to have a material impact on the consolidated results of operations or financial condition.
2. Acquisitions
CashNetUSA
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
          The Company made supplemental payments in cash of approximately $33.8 million, $43.4 million, and $63.2 million in February 2007, November 2007, and May 2008, respectively. These payments were based on the defined multiples of the trailing twelve months earnings of CashNetUSA through December 31, 2006, September 30, 2007, and March 31, 2008, respectively, and reflected adjustments for amounts previously paid. Another supplemental payment will be based on the trailing twelve months earnings of CashNetUSA as of September 30, 2008. As of September 30, 2008, the Company has accrued approximately $69.5 million for the payment as an addition to goodwill and to accrued supplemental acquisition payment based on the defined multiple of 5.0 times trailing twelve months earnings through September 30, 2008.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
On October 31, 2008, the Company and TCG amended the underlying purchase agreement to provide that the Company will pay 50% of this payment in cash in early November 2008 and will defer payment of the remainder until March 31, 2009, with a deferral fee of 15% per annum on the deferred portion. At its election, the Company may make the deferred payment between December 15 and 31, 2008. Pursuant to the terms of the purchase agreement with TCG, payments determined at the March 31 and September 30, 2007 measurement dates were calculated at 5.5 times trailing twelve month earnings. The March 31, 2008 and the September 30, 2008 measurement dates were calculated at 5.0 times trailing twelve month earnings. As of March 31, 2009, the Company will calculate a final true up payment to be paid to TCG to reflect amounts collected between October 1, 2008 and March 31, 2009 on loans that had been charged off and uncollected on or before September 30, 2008, less the costs of collecting on such loans. If this calculation results in an amount greater than $0, the final true up payment will be payable by the Company to TCG on or before May 15, 2009.
Primary Cash Holdings, LLC
          On July 23, 2008, the Company, through its wholly-owned subsidiary, Primary Cash Holdings, LLC (“PCH”), purchased substantially all the assets of Primary Business Services, Inc., Primary Finance, Inc., Primary Processing, Inc. and Primary Members Insurance Services, Inc. (collectively, “PBSI”), a group of companies in the business of designing, marketing and selling pre-paid stored value cards, which are currently marketed to the general public and employers and their employees as multi-purpose payroll debit cards, and related activities that complement and support this business, including providing certain processing services and participating in receivables associated with a bank issued line of credit available on certain cards. The Company paid an initial purchase price of approximately $5.6 million in cash at closing, which included the repayment of the approximately $4.9 million note receivable owed to the Company as of the closing date. The Company also agreed to pay up to eight supplemental earn-out payments during the four-year period after the closing. The amount of each supplemental payment is to be based on a multiple of 3.5 times the consolidated earnings attributable to PBSI for the specified period (generally 12 months) preceding each scheduled supplemental payment, reduced by amounts previously paid. Substantially all of these supplemental payments will be accounted for as goodwill. The first supplemental payment is due April 2009 and the purchase agreement stipulates that this payment would not be less than $2.7 million; however, the Company may cancel its obligation to make any supplemental payments by transferring ownership of PCH to PBSI’s sole shareholder. The activities of PCH are included in the results of the internet distribution portion of the Company’s cash advance segment.
          During the nine months ended September 30, 2008, Cash America Holding, Inc., a wholly owned subsidiary of the Company, increased a loan to Primary Business Services, Inc. and affiliates (“PBSI”) from $2.3 million as of March 31, 2008 to $4.6 million at June 30, 2008. The Loan was made to PBSI and its affiliates, Primary Processing, Inc., Primary Finance, Inc. and Primary Members Insurance Services, Inc. (collectively, the “Borrowers”). The Loan was secured by all the current and future assets of the Borrowers, by the personal guaranty of the Borrowers’ principal stockholder and by a pledge of all outstanding shares of each of the Borrowers. The Loan matured on February 28, 2009, and bore interest at 12% per annum. The Borrowers were using the proceeds of the Loan to fund product development activities and for general business operations.
Other
          During the nine months ended September 30, 2008, the Company acquired one pawnshop for approximately $706,000.

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
          The Company provides services in connection with single payment cash advances originated by independent third-party lenders, whereby the Company acts as a credit services organization on behalf of consumers in accordance with applicable state laws (the “CSO program”). The CSO program includes arranging loans with independent third-party lenders, assisting in the preparation of loan applications and loan documents, and accepting loan payments. To assist the customer in obtaining a loan through the CSO program, the Company also, as part of the credit services it provides to the customer, guarantees, on behalf of the customer, the customer’s payment obligations to the third-party lender under the loan. A customer who obtains a loan through the CSO program pays the Company a fee for the credit services, including the guaranty, and enters into a contract with the Company governing the credit services arrangement. Losses on cash advances acquired by the Company as a result of its guaranty obligations are the responsibility of the Company. As of September 30, 2008, the CSO program was offered in Texas and Maryland. In July 2008, the Company discontinued offering the CSO program to customers in Florida and began underwriting its own loans pursuant to the Florida deferred presentment statute.
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
          During the second quarter, the Company announced the potential closure of 139 cash advance locations in Ohio due to a change in Ohio’s governing laws for the product. The changes relate to the revenue on the loans and the economics of offering the product profitably. The Company has not made a final determination concerning the closure of any Ohio locations. It is, however, planning to offer alternative products and services under other provisions in Ohio law in at least a portion of its Ohio locations in the event the referendum described below is unsuccessful. This could significantly reduce the number of potential store closures; however, in such event, the Company will closely monitor the ongoing viability of such alternative products and services. The Company is also supporting a referendum for the November 2008 Ohio elections that will provide Ohio voters the opportunity to overturn key provisions of the recently adopted legislation. The Company expects to make further determinations concerning its Ohio operations during the fourth quarter following the national election.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
          Cash advances outstanding at September 30, 2008 and 2007, were as follows (in thousands):

	September 30,
	2008	2007
Funded by the Company
Active cash advances and fees receivable	$73,097	$69,005
Cash advances and fees in collection	25,857	28,817

	September 30,
	2008	2007
Total Funded by the Company	98,954	97,822
Purchased by the Company from third-party lenders	13,381	15,888

Company-owned cash advances and fees receivable, gross	112,335	113,710
Less: Allowance for losses	25,301	30,925

Cash advances and fees receivable, net	$87,034	$82,785

          Changes in the allowance for losses for the Company-owned portfolio and the accrued loss for the third-party lender-owned portfolio during the three and nine months ended September 30, 2008 and 2007 were as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
Company-owned cash advances
Balance at beginning of period	$27,401	$32,173	$25,676	$19,513
Cash advance loss provision	41,302	43,604	102,688	118,011
Charge-offs	(47,762)	(48,283)	(123,443)	(117,133)
Recoveries	4,360	3,431	20,380	10,534

Balance at end of period	$25,301	$30,925	$25,301	$30,925

Accrual for third-party lender-owned cash advances
Balance at beginning of period	$2,309	$1,824	$1,828	$1,155
(Decrease) increase in loss provision	(352)	8	129	677

Balance at end of period	$1,957	$1,832	$1,957	$1,832

          Cash advances assigned to the Company for collection were $25.8 million and $35.0 million for the three months and $70.6 million and $81.3 million, for the nine months ended September 30, 2008 and 2007, respectively.
          The Company sells selected cash advances originated from its online distribution channel which had been previously written off. These sales generated proceeds of $1.1 million and $1.4 million for the three months ended and $3.2 million and $2.6 million for the nine months ended September 30, 2008 and 2007, respectively, which were recorded as recoveries on losses previously charged to the allowance for losses.
4. Earnings Per Share Computation
          The following table sets forth the reconciliation of numerators and denominators for the basic and diluted earnings per share computation for the three and nine months ended September 30, 2008 and 2007 (in thousands, except per share amounts):

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
Numerator:
Net income available to common shareholders	$18,925	$20,616	$64,873	$53,059

Denominator:
Total weighted average basic shares(1)	29,266	29,535	29,321	29,745
Effect of shares applicable to stock option plans	346	346	343	363
Effect of restricted stock unit compensation plans	423	354	418	356

Total weighted average diluted shares	30,035	30,235	30,082	30,464
Net income — basic	$0.65	$0.70	$2.21	$1.78

Net income — diluted	$0.63	$0.68	$2.16	$1.74

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(1)	Included in “Total weighted average basic shares” are vested restricted stock units of 203 and 164 as well as shares in a non-qualified savings plan of 56 and 55 for the three months ended September 30, 2008 and 2007, respectively, and vested restricted stock units of 205 and 159 as well as shares in a non-qualified savings plan of 56 for both the nine months ended September 30, 2008 and 2007.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
5. Long-Term Debt
          The Company’s long-term debt instruments and balances outstanding at September 30, 2008 and 2007, were as follows (in thousands):

	September 30,
	2008	2007
USD line of credit up to $300,000 due 2012	$234,790	$142,927
GBP line of credit up to £7,500 due 2009	8,902	—
6.21% senior unsecured notes due 2021	25,000	25,000
6.09% senior unsecured notes due 2016	35,000	35,000
6.12% senior unsecured notes due 2015	40,000	40,000
7.20% senior unsecured notes due 2009	8,500	17,000
7.10% senior unsecured notes due 2008	—	4,286

Total debt	352,192	264,213
Less current portion	8,500	12,786

Total long-term debt	$343,692	$251,427

          On February 29, 2008, the Company exercised the $50 million accordion feature contained in its line of credit, increasing the committed amount under the line of credit from $250 million to $300 million. Interest on the amended line of credit is charged, at the Company’s option, at either USD LIBOR plus a margin or at the agent’s base rate. The margin on the line of credit varies from 0.875% to 1.875% (1.375% at September 30, 2008), depending on the Company’s cash flow leverage ratios as defined in the amended agreement. The Company also pays a fee on the unused portion ranging from 0.25% to 0.30% (0.25% at September 30, 2008) based on the Company’s cash flow leverage ratios. The weighted average interest rate (including margin) on the line of credit at September 30, 2008 was 5.25%. On December 27, 2007, the Company entered into an interest rate cap agreement with a notional amount of $10.0 million of the Company’s outstanding floating rate line of credit for a term of 24 months at a fixed rate of 4.75%.
          On June 30, 2008, the Company established a line of credit facility with a group of banks to permit the issuance of up to $12.8 million in letters of credit. Fees payable for letters of credit are tied to the LIBOR margin consistent with the Company’s line of credit agreement. The Company pays a fee on the unused portion of the facility ranging from 0.25% to 0.30% (0.25% at September 30, 2008). As of September 30, 2008, there were $11.0 million in letters of credit issued under the facility.
          On May 7, 2008, the Company established a line of credit facility of up to £7.5 million with a foreign commercial bank. The balance outstanding at September 30, 2008 was £5.0 million (approximately $8.9 million). Interest on the line of credit is charged, at the Company’s option, at either Pound Sterling LIBOR plus a margin or at the agent’s base rate. The margin on the line of credit varies from 1.10% to 1.575% (1.325% at September 30, 2008) based on the Company’s cash flow leverage ratios. The weighted average interest rate (including margin) on the line of credit at September 30, 2008 was 7.37%.

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
          Information concerning the operating segments is set forth below (in thousands):

	Pawn	Cash	Check
	Lending	Advance(1)	Cashing	Consolidated
Three Months Ended September 30, 2008:
Revenue
Finance and service charges	$46,977	$—	$—	$46,977
Proceeds from disposition of merchandise	105,517	—	—	105,517
Cash advance fees	8,584	87,717	—	96,301
Check cashing fees, royalties and other	967	1,610	778	3,355

Total revenue	162,045	89,327	778	252,150
Cost of revenue — disposed merchandise	68,033	—	—	68,033

Net revenue	94,012	89,327	778	184,117

Expenses
Operations	52,344	29,065	305	81,714
Cash advance loss provision	2,725	38,225	—	40,950
Administration	6,183	9,505	276	15,964
Depreciation and amortization	5,995	3,246	57	9,298

Total expenses	67,247	80,041	638	147,926

Income from operations	$26,765	$9,286	$140	$36,191

As of September 30, 2008:
Total assets	$625,192	$448,057	$7,027	$1,080,276

Goodwill	$143,998	$271,532	$5,310	$420,840

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Pawn	Cash	Check
	Lending	Advance(1)	Cashing	Consolidated
Three Months Ended September 30, 2007:
Revenue
Finance and service charges	$41,386	$—	$—	$41,386
Proceeds from disposition of merchandise	91,366	—	—	91,366
Cash advance fees	11,301	84,116	—	95,417
Check cashing fees, royalties and other	698	1,826	819	3,343

Total revenue	144,751	85,942	819	231,512
Cost of revenue — disposed merchandise	57,693	—	—	57,693

Net revenue	87,058	85,942	819	173,819

Expenses
Operations	48,230	27,461	279	75,970
Cash advance loss provision	4,973	38,639	—	43,612
Administration	8,312	6,632	231	15,175
Depreciation and amortization	5,272	2,901	92	8,265

Total expenses	66,787	75,633	602	143,022

Income from operations	$20,271	$10,309	$217	$30,797

As of September 30, 2007:
Total assets	$582,072	$277,986	$6,897	$866,955

Goodwill	$143,665	$134,579	$5,310	$283,554

	Pawn	Cash	Check
	Lending	Advance(1)	Cashing	Consolidated
Nine Months Ended September 30, 2008:
Revenue
Finance and service charges	$133,788	$—	$—	$133,788
Proceeds from disposition of merchandise	330,189	—	—	330,189
Cash advance fees	26,514	248,096	—	274,610
Check cashing fees, royalties and other	2,969	6,871	2,636	12,476

Total revenue	493,460	254,967	2,636	751,063
Cost of revenue — disposed merchandise	206,290	—	—	206,290

Net revenue	287,170	254,967	2,636	544,773

Expenses
Operations	157,575	83,219	997	241,791
Cash advance loss provision	7,667	95,150	—	102,817
Administration	28,914	25,914	824	55,652
Depreciation and amortization	17,525	10,249	182	27,956

Total expenses	211,681	214,532	2,003	428,216

Income from operations	$75,489	$40,435	$633	$116,557

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Pawn	Cash	Check
	Lending	Advance(1)	Cashing	Consolidated
Nine Months Ended September 30, 2007:
Revenue
Finance and service charges	$117,011	$—	$—	$117,011
Proceeds from disposition of merchandise	277,342	—	—	277,342
Cash advance fees	31,411	229,469	—	260,880
Check cashing fees, royalties and other	2,438	7,777	2,817	13,032

Total revenue	428,202	237,246	2,817	668,265
Cost of revenue — disposed merchandise	172,402	—	—	172,402

Net revenue	255,800	237,246	2,817	495,863

Expenses
Operations	143,706	80,074	944	224,724
Cash advance loss provision	11,542	107,146	—	118,688
Administration	22,842	17,326	756	40,924
Depreciation and amortization	15,406	7,998	294	23,698

Total expenses	193,496	212,544	1,994	408,034

Income from operations	$62,304	$24,702	$823	$87,829

(1)	The Cash Advance segment is comprised of two distribution channels for short-term cash advance products, a multi-unit “storefront” platform and an online, internet based lending platform. The following table summarizes the results from each channel’s contributions to the Cash Advance segment for the three months ended September 30, 2008 and 2007:

			Total
		Internet	Cash
	Storefront	Lending	Advance
Three Months Ended September 30, 2008:
Revenue
Cash advance fees	$26,859	$60,858	$87,717
Check cashing fees, royalties and other	1,553	57	1,610

Total revenue	28,412	60,915	89,327

Expenses
Operations	17,763	11,302	29,065
Cash advance loss provision	6,411	31,814	38,225
Administration	2,651	6,854	9,505
Depreciation and amortization	1,883	1,363	3,246

Total expenses	28,708	51,333	80,041

Income from operations	$(296)	$9,582	$9,286

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

			Total
		Internet	Cash
	Storefront	Lending	Advance
Three Months Ended September 30, 2007:
Revenue
Cash advance fees	$34,249	$49,867	$84,116
Check cashing fees, royalties and other	1,826	—	1,826

Total revenue	36,075	49,867	85,942

Expenses
Operations	17,194	10,267	27,461
Cash advance loss provision	11,585	27,054	38,639
Administration	2,780	3,852	6,632
Depreciation and amortization	2,072	829	2,901

Total expenses	33,631	42,002	75,633

Income from operations	$2,444	$7,865	$10,309

			Total
		Internet	Cash
	Storefront	Lending	Advance
Nine Months Ended September 30, 2008:
Revenue
Cash advance fees	$82,979	$165,117	$248,096
Check cashing fees, royalties and other	6,810	61	6,871

Total revenue	89,789	165,178	254,967

Expenses
Operations	51,637	31,582	83,219
Cash advance loss provision	17,421	77,729	95,150
Administration	7,992	17,922	25,914
Depreciation and amortization	6,688	3,561	10,249

Total expenses	83,738	130,794	214,532

Income from operations	$6,051	$34,384	$40,435

			Total
		Internet	Cash
	Storefront	Lending	Advance
Nine Months Ended September 30, 2007:
Revenue
Cash advance fees	$95,240	$134,229	$229,469
Check cashing fees, royalties and other	7,772	5	7,777

Total revenue	103,012	134,234	237,246

Expenses
Operations	50,539	29,535	80,074
Cash advance loss provision	28,716	78,430	107,146
Administration	7,935	9,391	17,326
Depreciation and amortization	5,924	2,074	7,998

Total expenses	93,114	119,430	212,544

Income from operations	$9,898	$14,804	$24,702

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
7. Litigation
          On August 6, 2004, James E. Strong filed a purported class action lawsuit in the State Court of Cobb County, Georgia against Georgia Cash America, Inc., Cash America International, Inc. (together with Georgia Cash America, Inc., “Cash America”), Daniel R. Feehan, and several unnamed officers, directors, owners and “stakeholders” of Cash America. The lawsuit alleges many different causes of action, among the most significant of which is that Cash America made illegal payday loans in Georgia in violation of Georgia’s usury law, the Georgia Industrial Loan Act and Georgia’s Racketeer Influenced and Corrupt Organizations Act. Community State Bank (“CSB”) for some time made loans to Georgia residents through Cash America’s Georgia operating locations. The complaint in this lawsuit claims that Cash America was the true lender with respect to the loans made to Georgia borrowers and that CSB’s involvement in the process is “a mere subterfuge.” Based on this claim, the suit alleges that Cash America is the “de facto” lender and is illegally operating in Georgia. The complaint seeks unspecified compensatory damages, attorney’s fees, punitive damages and the trebling of any compensatory damages. A previous decision by the trial judge to strike Cash America’s affirmative defenses based on arbitration (without ruling on Cash America’s previously filed motion to compel arbitration) was upheld by the Georgia Court of Appeals, and on September 24, 2007, the Georgia Supreme Court declined to review the decision. The case has been returned to the State Court of Cobb County, Georgia, where Cash America filed a motion requesting that the trial court rule on Cash America’s pending motion to compel arbitration and stay the State Court proceedings. The Court denied the motion to stay and ruled that the motion to compel arbitration was rendered moot after the discovery sanction was handed down by the Court. The Georgia Supreme Court declined to review these orders and remanded the case to the State Court of Cobb County, Georgia where discovery relating to the propriety of continuing this suit as a class action is likely to proceed. Cash America believes that the plaintiffs’ claims in this suit are without merit and is vigorously defending this lawsuit.
          Cash America and CSB also commenced a federal lawsuit in the U.S. District Court for the Northern District of Georgia seeking to compel Plaintiffs to arbitrate their claims against Cash America and CSB. The U.S. District Court dismissed the federal action for lack of subject matter jurisdiction, and Cash America and CSB appealed the dismissal of their complaint to the U.S. Court of Appeals for the 11th Circuit. The 11th Circuit issued a panel decision on April 27, 2007 reversing the district court’s dismissal of the action and remanding the action to the district court for a determination of the issue of the enforceability of the parties’ arbitration agreements. Plaintiff requested the 11th Circuit to review this decision en banc and this request was granted. The en banc rehearing took place on February 26, 2008. The 11th Circuit has stayed consideration of this matter pending the resolution of the United States Supreme Court case, Vaden v. Discover Bank (“Vaden”). Oral arguments in the Vaden case were heard by the United States Supreme Court in October 2008 and an opinion is expected to be issued in late 2008 or early 2009. The Strong litigation is still at an early stage, and neither the likelihood of an unfavorable outcome nor the ultimate liability, if any, with respect to this litigation can be determined at this time.
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
          The Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2008 are as follows (in thousands):

	September 30,	Fair Value Measurements Using
	2008	Level 1	Level 2	Level 3
Financial assets:
Interest rate cap	$11	$—	$11	$—
Nonqualified savings plan assets	7,331	7,331	—	—

Total	$7,342	$7,331	$11	$—

          The Company measures the value of its interest rate cap under Level 2 inputs as defined by SFAS 157. The Company relies on a mark to market valuation based on yield curves using observable market interest rates for the interest rate cap. The fair value of the nonqualified savings plan assets are measured under a Level 1 input. These assets are publicly traded equity securities for which market prices are readily observable.
9. Prenda Fácil
          The Company has entered into a letter of intent to acquire an 80% ownership interest in a 107 store chain of pawnshops in Mexico. The operations, which are based in Mexico City, have locations in 16 Mexican states under the brand name of “Prenda Fácil”. The terms of the acquisition call for the Company to own 80% of Prenda Fácil, with the current owners retaining the residual 20% interest. The acquisition is expected to be completed late in the fourth quarter of 2008 following the satisfactory completion of formal documentation, licensing, due diligence, financing and other matters customary in such transactions. To the extent this acquisition is closed in the fourth quarter of 2008, the Company would make a payment of between $90.0 million and $95.0 million. The Company has received a commitment of $33.0 million from a group of four banks for a term loan to supplement the purchase of Prenda Fácil. The commitment is for a four year term loan which begins amortization 18 months after closing and funding, which is expected to occur in conjunction with the closing of the acquisition.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
GENERAL
          The Company provides specialty financial services to individuals. These services include secured non-recourse loans, commonly referred to as pawn loans, to individuals through its pawn lending operations, unsecured cash advances in selected lending locations and on behalf of independent third-party lenders in other locations, and check cashing and related financial services through many of its lending locations and through franchised and Company-owned check cashing centers. The pawn loan portfolio generates finance and service charges revenue. A related activity of the pawn lending operations is the disposition of collateral from unredeemed pawn loans. In September 2006, the Company began offering cash advances over the internet and began arranging loans online on behalf of independent third-party lenders in November 2006 through its internet distribution platform. In July 2007, the Company began offering short-term unsecured loans to customers who reside throughout the United Kingdom through its internet distribution platform.
          As of September 30, 2008, the Company had 926 total locations offering products and services to its customers. The Company operates in three segments: pawn lending, cash advance and check cashing.
          As of September 30, 2008, the Company’s pawn lending operations consisted of 502 pawnshops, including 487 Company-owned units and 15 unconsolidated franchised units located in 22 states in the United States. During the 21 months ended September 30, 2008, the Company acquired six operating units, established seven locations, and combined or closed one location for a net increase of 12 owned pawn lending units. In addition, it opened three franchise locations.
          At September 30, 2008, the Company’s cash advance operations consisted of 290 cash advance locations in seven states and its internet distribution channel. For the 21 months ended September 30, 2008, the Company established 14 locations and combined or closed 19 locations for a net decrease of five locations. CashNetUSA serves multiple markets through its internet distribution channel and had cash advances outstanding in 33 states and in the United Kingdom as of September 30, 2008.
          As of September 30, 2008, the Company’s check cashing operations consisted of 129 franchised and five company-owned check cashing centers in 16 states. For the 21 months ended September 30, 2008, the Company established 11 locations and combined or closed 13 locations for a net decrease of two check cashing centers.
          On July 23, 2008, the Company, through its wholly-owned subsidiary, Primary Cash Holdings, LLC (“PCH”), purchased assets from Primary Business Services, Inc. and its affiliates related to the business of designing, marketing and selling pre-paid stored value cards and other related activities that complement and support this business. See Item 5 — “Other Items” below. Throughout this discussion, the activities of PCH are included in the results of the internet distribution portion of the Company’s cash advance segment.

RESULTS OF CONTINUING OPERATIONS
          The following table sets forth the components of the consolidated statements of income as a percentage of total revenue for the periods indicated.

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
Revenue
Finance and service charges	18.6%	17.9%	17.8%	17.5%
Proceeds from disposition of merchandise	41.8	39.5	44.0	41.5
Cash advance fees	38.2	41.2	36.6	39.0
Check cashing fees, royalties and other	1.4	1.4	1.6	2.0

Total Revenue	100.0	100.0	100.0	100.0
Cost of Revenue
Disposed merchandise	27.0	24.9	27.5	25.8

Net Revenue	73.0	75.1	72.5	74.2

Expenses
Operations	32.4	32.8	32.2	33.7
Cash advance loss provision	16.2	18.8	13.7	17.8
Administration	6.3	6.6	7.4	6.1
Depreciation and amortization	3.7	3.6	3.7	3.5

Total Expenses	58.6	61.8	57.0	61.1

Income from Operations	14.4	13.3	15.5	13.1
Interest expense	(1.7)	(1.9)	(1.5)	(1.8)
Interest income	—	0.1	0.1	0.2
Foreign currency transaction gain	—	—	—	—
Gain on sale of foreign notes	—	2.7	—	0.9

Income before Income Taxes	12.7	14.2	14.1	12.4
Provision for income taxes	5.2	5.3	5.4	4.5

Net Income	7.5%	8.9%	8.7%	7.9%

          The following table sets forth certain selected consolidated financial and non-financial data as of September 30, 2008 and 2007, and for each of the three and nine months then ended (dollars in thousands unless noted otherwise).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
PAWN LENDING OPERATIONS:
Pawn loans
Annualized yield on pawn loans	123.9%	121.4%	128.2%	124.1%
Total amount of pawn loans written and renewed	$161,225	$138,100	$442,553	$378,058
Average pawn loan balance outstanding	$150,792	$135,205	$139,363	$126,043
Average pawn loan balance per average location in operation	$310	$281	$287	$263
Ending pawn loan balance per location in operation	$325	$283	$325	$283
Average pawn loan amount at end of period (not in thousands)	$121	$109	$121	$109
Profit margin on disposition of merchandise as a percentage of proceeds from disposition of merchandise	35.5%	36.9%	37.5%	37.8%
Average annualized merchandise turnover	2.6x	2.5x	2.8x	2.7x
Average balance of merchandise held for disposition per average location in operation	$213	$192	$204	$182
Ending balance of merchandise held for disposition per location in operation	$228	$204	$228	$204
Pawnshop locations in operation —
Beginning of period, owned	487	480	485	475
Acquired	—	2	1	5
Start-ups	—	1	1	4
Combined or closed	—	—	—	(1)

End of period, owned	487	483	487	483
Franchise locations at end of period	15	12	15	12

Total pawnshop locations at end of period	502	495	502	495

Average number of owned pawnshop locations	487	482	486	479

Cash advances (a)
Pawn locations offering cash advances at end of period	432	429	432	429
Average number of pawn locations offering cash advances	432	427	431	425

Amount of cash advances written at pawn locations:
Funded by the Company	$15,100	$16,652	$43,229	$48,899
Funded by third-party lenders (b) (d)	35,534	49,634	111,309	141,510

Aggregate amount of cash advances written at pawn locations(b) (f)	$50,634	$66,286	$154,538	$190,409

Number of cash advances written at pawn locations (not in thousands):
By the Company	46,777	54,821	137,518	160,253
By third-party lenders (b) (d)	75,031	105,873	236,729	308,729

Aggregate number of cash advances written at pawn locations(b) (f)	121,808	160,694	374,247	468,982

Cash advance customer balances due at pawn locations (gross):
Owned by the Company (c)	$7,096	$8,803	$7,096	$8,803
Owned by third-party lenders (b) (d)	6,594	9,179	6,594	9,179

Aggregate cash advance customer balances due at pawn locations (gross) (b) (f)	$13,690	$17,982	$13,690	$17,982

(Continued on Next Page)

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
CASH ADVANCE OPERATIONS (e)
Storefront operations:
Amount of cash advances written:
Funded by the Company	$146,504	$187,302	$449,571	$522,719
Funded by third-party lenders (b) (d)	21,600	30,212	71,585	84,884

Aggregate amount of cash advances written (b) (f)	$168,104	$217,514	$521,156	$607,603

Number of cash advances written (not in thousands):
By the Company	422,009	513,135	1,267,211	1,438,490
By third-party lenders (b) (d)	37,867	55,090	127,651	159,427

Aggregate number of cash advances written (b) (f)	459,876	568,225	1,394,862	1,597,917

Cash advance customer balances due (gross):
Owned by the Company (c)	$40,295	$51,316	$40,295	$51,316
Owned by third-party lenders (b) (d)	4,462	5,259	4,462	5,259

Aggregate cash advance customer balances due (gross) (b) (f)	$44,757	$56,575	$44,757	$56,575

Cash advance locations in operation (excluding online lending) —
Beginning of period	292	296	304	295
Start-ups	—	7	—	10
Combined or closed	(2)	(2)	(14)	(4)

End of period	290	301	290	301

Average number of cash advance locations	291	299	298	297

Internet lending operations:
Amount of cash advances written:
Funded by the Company	$202,706	$157,887	$551,222	$435,665
Funded by third-party lenders (b) (d)	113,997	96,096	327,725	251,880

Aggregate amount of cash advances written (b) (f)	$316,703	$253,983	$878,947	$687,545

Number of cash advances written (not in thousands):
By the Company	487,572	400,942	1,318,454	1,117,466
By third-party lenders (b) (d)	168,553	159,711	493,134	441,402

Aggregate number of cash advances written (b) (f)	656,125	560,653	1,811,588	1,558,868

Cash advance customer balances due (gross):
Owned by the Company (c)	$64,944	$53,591	$64,944	$53,591
Owned by third-party lenders (b) (d)	19,960	16,631	19,960	16,631

Aggregate cash advance customer balances due (gross) (b) (f)	$84,904	$70,222	$84,904	$70,222

Number of states with online lending at end of period	33	31	33	31
Number of foreign countries with online lending at end of period	1	1	1	1
(Continued on Next Page)

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
Combined Storefront and Internet lending operations:
Amount of cash advances written:
Funded by the Company	$349,210	$345,189	$1,000,793	$958,384
Funded by third-party lenders (b) (d)	135,597	126,308	399,310	336,764

Aggregate amount of cash advances written (b) (f)	$484,807	$471,497	$1,400,103	$1,295,148

Number of cash advances written (not in thousands):
By the Company	909,581	914,077	2,585,665	2,555,956
By third-party lenders (b) (d)	206,420	214,801	620,785	600,829

Aggregate number of cash advances written (b) (f)	1,116,001	1,128,878	3,206,450	3,156,785

Cash advance customer balances due (gross):
Owned by the Company (c)	$105,239	$104,907	$105,239	$104,907
Owned by third-party lenders (b) (d)	24,422	21,890	24,422	21,890

Aggregate cash advance customer balances due (gross) (b) (f)	$129,661	$126,797	$129,661	$126,797

CONSOLIDATED CASH ADVANCE PRODUCT SUMMARY (a) (b) (e):
Amount of cash advances written:
Funded by the Company	$364,310	$361,841	$1,044,022	$1,007,283
Funded by third-party lenders (b) (d)	171,131	175,942	510,619	478,274

Aggregate amount of cash advances written (b) (f)	$535,441	$537,783	$1,554,641	$1,485,557

Number of cash advances written (not in thousands):
By the Company	956,358	968,898	2,723,183	2,716,209
By third-party lenders (b) (d)	281,451	320,674	857,514	909,558

Aggregate number of cash advances written (b) (f)	1,237,809	1,289,572	3,580,697	3,625,767

Average amount per cash advance written (not in thousands)
Funded by the Company	$381	$373	$383	$371
Funded by third-party lenders (b) (d)	608	549	595	526

Aggregate average amount per cash advance written (b) (f)	$433	$417	$434	$410

Cash advance customer balances due (gross):
Owned by the Company (c)	$112,335	$113,710	$112,335	$113,710
Owned by third-party lenders (b) (d)	31,016	31,069	31,016	31,069

Aggregate cash advance customer balances due (gross) (b) (f)	$143,351	$144,779	$143,351	$144,779

Total locations offering cash advances at end of period (excluding online lending)	722	730	722	730
Average total locations offering cash advances (excluding online lending)	723	726	729	722
Number of states with online lending at end of period	33	31	33	31
Number of foreign countries with online lending at end of period	1	1	1	1
(Continued on Next Page)

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
CHECK CASHING OPERATIONS (Mr. Payroll):
Centers in operation at end of period:
Company-owned locations	5	5	5	5
Franchised locations (b)	129	135	129	135

Combined centers in operation at end of period (b)	134	140	134	140

Revenue from Company-owned locations	$89	$106	$313	$379
Revenue from franchise royalties and other	689	713	2,323	2,438

Total revenue (c)	$778	$819	$2,636	$2,817

Face amount of checks cashed:
Company-owned locations	$7,106	$7,902	$22,322	$25,724
Franchised locations (b)	295,791	291,255	968,000	958,277

Combined face amount of checks cashed (b)	$302,897	$299,157	$990,322	$984,001

Fees collected from customers:
Company-owned locations	$89	$106	$313	$379
Franchised locations (b)	4,073	3,968	13,740	13,544

Combined fees collected from customers (b)	$4,162	$4,074	$14,053	$13,923

Fees as a percentage of checks cashed:
Company-owned locations	1.3%	1.3%	1.4%	1.5%
Franchised locations (b)	1.4	1.4	1.4	1.4

Combined fees as a percentage of checks cashed (b)	1.4%	1.4%	1.4%	1.4%

Average check cashed (not in thousands):
Company-owned locations	$400	$375	$405	$396
Franchised locations (b)	437	416	465	442

Combined average check cashed (b)	$437	$415	$463	$441

(a)	Includes cash advance activities at the Company’s pawn lending locations.

(b)	Non-GAAP presentation. For informational purposes and to provide a greater understanding of the Company’s businesses. Management believes that information provided with this level of detail is meaningful and useful in understanding the activities and business metrics of the Company’s operations.

(c)	Amounts recorded in the Company’s consolidated financial statements.

(d)	Cash advances written by third-party lenders that were arranged by the Company on behalf of the third-party lenders.

(e)	Includes cash advance activities at the Company’s cash advance locations and through the Company’s internet distribution channel.

(f)	Includes (i) cash advances written by the Company, and (ii) cash advances written by third-party lenders that were arranged by the Company on behalf of the third-party lenders.

CRITICAL ACCOUNTING POLICIES
     There have been no changes of critical accounting policies since December 31, 2007.
RECENT ACCOUNTING PRONOUNCEMENTS
     In September 2006, FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value to be the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date and emphasizes that fair value is a market-based measurement, not an entity-specific measurement. It establishes a fair value hierarchy and expands disclosures about fair value measurements in both interim and annual periods. SFAS 157 was effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. In February 2008, FASB issued FASB Staff Position (“FSP”) FAS 157-2, “Effective Date of FASB Statement No. 157”, which delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed in the financial statements on a nonrecurring basis. The FSP partially defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. The Company adopted the provisions of SFAS 157 and FSP FAS 157-2 for its financial assets and financial liabilities on January 1, 2008. The adoption of SFAS 157 and FSP FAS 157-2 did not have a material effect on the Company’s financial position or results of operations. In accordance with FSP FAS 157-2, the Company has not applied the provisions of SFAS 157 to its nonfinancial assets and nonfinancial liabilities. The Company will apply the provisions of SFAS 157 to these assets and liabilities beginning January 1, 2009 as required by FSP FAS 157-2. In October 2008, the FASB issued FSP FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active, which clarifies the application of SFAS 157 as it relates to the valuation of financial assets in a market that is not active for those financial assets. FSP FAS 157-3 became effective for the Company upon issuance, and had no material impact on the Company’s financial position or results of operations.
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
     In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 clarifies that a non-controlling interest in a subsidiary, which is sometimes referred to as an unconsolidated investment, is an ownership interest in the consolidated entity that should be reported as a component of equity in the consolidated financial statements. Among other requirements, SFAS 160 requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest. It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. The Company does not expect SFAS 160 to have a material effect on the Company’s financial position or results of operations.
     In December 2007, FASB issued SFAS No. 141, “Business Combinations – Revised” (“SFAS 141(R)”).  SFAS 141(R) establishes principles and requirements for how an acquirer in a business combination: recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase price; and, determines what information to disclose to enable users of the consolidated financial statements to evaluate the nature and financial effects of the business combination.  SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. In the past, the Company has completed significant acquisitions. The application of SFAS 141(R) will cause management to evaluate future transaction returns under different conditions, particularly related to the near term and long term economic impact of expensing transaction costs.
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
     In April 2008, the FASB issued FSP No. FAS 142-3, Determination of the Useful Life of Intangible Assets, (“FSP FAS 142-3”) which amends the list of factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under SFAS No. 142, Goodwill and Other Intangible Assets. The new guidance applies to (1) intangible assets that are acquired individually or with a group of other assets and (2) intangible assets acquired in both business combinations and asset acquisitions.  Under FSP FAS 142-3, entities estimating the useful life of a recognized intangible asset must consider their historical experience in renewing or extending similar arrangements or, in the absence of historical experience, must consider assumptions that market participants would use about renewal or extension.   The Company does not expect this standard to have a material impact on the consolidated results of operations or financial condition.

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
     Cash advance fees contributed 52.3% and 54.9% of net revenue for the three months and 50.4% and 52.6% of net revenue for the nine months ended September 30, 2008 and 2007, respectively. The slight decrease in the percentage contribution of cash advance fees to net revenue is primarily due to the significant growth in pawn related net revenue and a reduction in revenue from the Company’s storefront cash advance locations during the periods. Net revenue from pawn lending activities, defined as the total of finance and service charges on pawn loans and the gross profit from the sale of merchandise, contributed 45.9% and 43.2% of net revenue for the three months and 47.3% and 44.8% of net revenue for the nine months ended September 30, 2008 and 2007, respectively. The following graphs show consolidated net revenue and depict the mix of the components of net revenue for the three and nine months ended September, 30, 2008 and 2007:

Contribution to Increase in Net Revenue. The Company’s net revenue increased 5.9% and 9.9% for the three and nine months ended September 30, 2008 compared to the prior year same periods. Net revenue from pawn lending activities accounted for 91.3% and 73.1% of net revenue growth over the prior year for the three and nine months ended September 30, 2008, respectively. Revenue from cash advance activities accounted for 8.6% and 28.1% of net revenue growth over the prior year for the three and nine months ended September 30, 2008, respectively. While the percent of contribution to the growth in consolidated net revenue generated by pawn lending operations was a smaller percentage in 2007 versus 2006, net revenue from pawn lending activities increased 11.1% and 10.3% for the three and nine month periods ended September 30, 2007 compared to the prior year. The disproportionate growth in net revenue from cash advance activities in the prior year was mostly due to the inclusion of the operations of the online distribution channel acquired in September 2006 that were not in the comparable periods through August of that year. These trends are depicted in the following graphs:

Quarter Ended September 30, 2008 Compared To Quarter Ended September 30, 2007
Consolidated Net Revenue. Consolidated net revenue increased $10.3 million, or 5.9%, to $184.1 million during the three months ended September 30, 2008 (the “current quarter”) from $173.8 million during the three months ended September 30, 2007 (the “prior year quarter”). The following table sets forth net revenue by operating segment for the three months ended September 30, 2008 and 2007 (dollars in thousands):

	Three months ended September 30,
	2008	2007	Increase/(Decrease)
Cash advance operations – storefront	$28,552	$36,075	$(7,523)	(20.9)%
Cash advance operations – internet lending	60,775	49,867	10,908	21.9%

Total cash advance operations	89,327	85,942	3,385	3.9%
Pawn lending operations	94,012	87,058	6,954	8.0%
Check cashing operations	778	819	(41)	(5.0)%

Consolidated net revenue	$184,117	$173,819	$10,298	(5.9)%

     The components of consolidated net revenue are finance and service charges from pawn loans, which increased $5.6 million; profit from the disposition of merchandise, which increased $3.8 million; cash advance fees generated from pawn locations, cash advance locations and via the internet distribution channel, which increased $0.9 million; and combined segment revenue from check cashing fees, royalties and other, which increased $12,000.
Finance and Service Charges. Finance and service charges from pawn loans increased $5.6 million, or 13.5%, from $41.4 million in the prior year quarter to $47.0 million in the current quarter. The increase is due primarily to higher loan balances attributable to the increased amount of pawn loans written through existing and new locations added during 2007 and higher yields on pawn loans. An increase in the average balance of pawn loans outstanding contributed $4.8 million of the increase and the higher annualized yield, which is a function of the blend in permitted rates for fees and service charges on pawn loans in all operating locations, contributed $0.8 million of the increase. Management believes the Company’s decision to reduce the loan term from 90 days to 60 days in 198 pawn locations in the last half of 2007 contributed to higher reported pawn loan yields as portfolio performance has improved. This is partially due to a shortening of the average loan period and customer payments of finance and service charges occurring earlier than in prior periods.
     The average balances of pawn loans outstanding during the current quarter increased by $15.6 million, or 11.5%, compared to the prior year quarter, primarily related to an increase in the average amount per loan made. The increase was driven by a 13.4% increase in the average amount per loan outstanding that was partially offset by a 1.7% decrease in the average number of pawn loans outstanding during the current period. Pawn loan balances at September 30, 2008 were $158.2 million, which was 15.7% higher than at September 30, 2007. Annualized loan yield was 123.9% in the current quarter, compared to 121.4% in the prior year quarter. Same store pawn loan balances at September 30, 2008 increased by $20.5 million, or 15.0%, compared to the prior year quarter.

Profit from Disposition of Merchandise. Profit from disposition of merchandise is the amount by which the proceeds received from disposition of merchandise exceed the cost of disposed merchandise. The following table summarizes the proceeds from disposition of merchandise and the related profit for the current quarter compared to the prior year quarter (dollars in thousands):

	Three Months Ended September 30,
	2008			2007
	Merch-	Refined		Merch-	Refined
	andise	Gold	Total	andise	Gold	Total
Proceeds from dispositions	$62,621	$42,896	$105,517	$61,483	$29,883	$91,366
Profit on disposition	$25,644	$11,840	$37,484	$24,848	$8,825	$33,673
Profit margin	41.0%	27.6%	35.5%	40.4%	29.5%	36.9%
Percentage of total profit	68.4%	31.6%	100.0%	73.8%	26.2%	100.0%
     The total proceeds from disposition of merchandise and refined gold increased $14.2 million, or 15.5%, and the combined profit from the disposition of merchandise and refined gold increased $3.8 million, or 11.3%. Overall gross profit margin decreased slightly from 36.9% in the prior year quarter to 35.5% in the current quarter, primarily due to a greater mix of refined gold sales in the current quarter. Gross profit margins from sales of refined gold are generally lower than gross profit margins on the sale of merchandise at store locations.
     Proceeds from disposition of merchandise (including jewelry sales), excluding refined gold, increased $1.1 million, or 1.9%, in the current quarter compared to the prior year quarter. Excluding the effect of the disposition of refined gold, the profit margin on the disposition of merchandise increased to 41.0% in the current quarter compared to 40.4% in the prior year quarter.
     Sales of refined gold were up 43.6% to $42.9 million in the current quarter compared to $29.9 million in the prior year quarter leading to a $3.0 million, or 34.2%, increase in profit from refined gold sales. The profit margin on the disposition of refined gold decreased from 29.5% in the prior year quarter to 27.6% in the current quarter. The increase in gross profit dollars on the disposition of refined gold during the current quarter is primarily attributable to the 11% increase in the volume of refined gold sold and higher prevailing market prices for gold than the prior year. The selling price per ounce and the cost per ounce of refined gold increased 28% and 33%, respectively, compared to the prior year quarter.
     The higher level of merchandise sales activity and refined gold sales was supported by higher levels of merchandise available for disposition entering the current quarter and by the net addition of four pawn locations since September 30, 2007. The consolidated merchandise turnover rate was 2.6 times during the current quarter as compared to 2.5 times in the prior year quarter. Management expects that profit margin on the disposition of merchandise in the near term will likely remain at or slightly below current levels mainly due to higher inventory levels and an increase in the percentage mix of refined gold sales, which typically have lower gross profit margins.

     The composition of merchandise available for disposition has continued to migrate towards a greater percentage being jewelry items. This trend is due to higher gold prices, which enhance the value of the underlying collateral. The increase in the value of gold in recent years has been greater than the increase in the collateral value of other items, leading to a higher percentage of jewelry merchandise available for disposition. The table below summarizes the age of merchandise held for disposition before valuation allowance of $1.9 million and $2.1 million at September 30, 2008 and 2007, respectively (dollars in thousands).

	2008		2007
	Amount	%	Amount	%
Merchandise held for 1 year or less –
Jewelry	$75,718	67.0%	$60,747	60.3%
Other merchandise	28,784	25.5	30,405	30.1

	104,502	92.5	91,152	90.4

Merchandise held for more than 1 year –
Jewelry	5,222	4.6	6,008	6.0
Other merchandise	3,224	2.9	3,709	3.6

	8,446	7.5	9,717	9.6

Total merchandise held for disposition	$112,948	100.0%	$100,869	100.0%

Cash Advance Fees. Cash advance fees increased $0.9 million, or 0.9%, to $96.3 million in the current quarter from $95.4 million in the prior year quarter. The increase in revenue from cash advance fees is mainly due to organic growth in total customers from the online distribution channel, including the addition of new markets in 2007, which contributed to an increase in customers. Cash advance fees from the Company’s online distribution platform increased 22.0%; however, much of this increase was offset by the 21.6% decrease in cash advance fees from the storefront distribution channel, as well as a 24.0% decrease in cash advance fees from pawn lending operations. Storefront and pawn lending activities were affected by a tightening of lending criteria during the last half of 2007 and adjustments to lending practices in the state of Ohio following changes in the statutory and regulatory environment in that market. In addition, the Company closed 14 cash advance locations during the nine months ended September 30, 2008.
     As of September 30, 2008, the cash advance products were available in 722 lending locations, including 432 pawnshops and 290 cash advance locations, and through the online distribution channel. Of these lending locations, 249 arrange for customers to obtain cash advance products from independent third-party lenders for a fee. Cash advance fees include revenue from the cash advance portfolio owned by the Company and fees paid to the Company for arranging for cash advance products from independent third-party lenders for customers. (Although cash advance transactions may take the form of loans or deferred check deposit transactions, the transactions are referred to throughout this discussion as “cash advances” for convenience.)
     The following table sets forth cash advance fees by operating segment for the three months ended September 30, 2008 and 2007 (dollars in thousands):

	Three months ended September 30,
	2008	2007	Increase/(Decrease)
Cash advance operations – storefront	$26,859	$34,249	$(7,390)	(21.6)%
Cash advance operations – internet lending	60,858	49,867	10,991	22.0

Total cash advance operations	87,717	84,116	3,601	4.3%
Pawn lending operations	8,584	11,301	(2,717)	(24.0)

Consolidated cash advance fees	$96,301	$95,417	$884	0.9%

     The overall amount of cash advances written decreased by $2.3 million, or 0.4%, to $535.4 million in the current quarter from $537.8 million in the prior year quarter. However, cash advances written through the online platform increased 24.7%, while the volume of cash advances written in storefront locations and pawn lending locations fell 22.7% and 23.6%, respectively. Included in the amount of cash advances written in the current quarter and the prior year quarter were $171.1 million and $175.9 million, respectively, of cash advances extended to customers by third-party lenders. Storefront and pawn lending volumes were impacted by changes in underwriting criteria made since the last half of 2007 to reduce loan losses. The Company also made additional adjustments in its Ohio locations which reduced loan volumes following statutory changes that could eliminate stores in that market. In addition, online cash advance volumes were negatively affected during the period as a result of changes in underwriting related to the expected regulatory changes in the economics of the online cash advance products in the states of Pennsylvania and Minnesota, as discussed below.
     The average amount per cash advance from the combined portfolio increased to $433 from $417. The average balances of combined cash advances outstanding during the current quarter increased by 4.6% compared to the prior year quarter. The increase was driven by a 3.7% increase in the average amount per cash advance written during the current quarter which was partially offset by a 4.0% decrease in the number of cash advances written during the current quarter.
     The outstanding combined portfolio balance of cash advances decreased $1.4 million, or 1.0%, to $143.4 million at September 30, 2008 from $144.8 million at September 30, 2007. Those amounts included $112.3 million and $113.7 million at September 30, 2008 and 2007, respectively, of cash advances which are owned by the Company and included in the Company’s consolidated balance sheets. An allowance for losses of $25.3 million and $30.9 million has been provided in the consolidated financial statements for September 30, 2008 and 2007, respectively, which is netted against the outstanding cash advance amounts on the Company’s consolidated balance sheets.
     The Company anticipates that changes announced by the Department of Banking in Pennsylvania related to online offerings of cash advance products will likely lead to the Company’s discontinuation of its online cash advance product in that state early in 2009. Similarly, the State of Minnesota has announced changes in its governance of online cash advance products that could cause a material change to the economics of the product in that state late in 2008. In both states, the Company is reviewing these changes and related state laws to determine if there are alternatives that would allow the Company to continue to offer economically feasible products to customers in those markets. As a result, the Company began decreasing the number of cash advance loans extended to customers in these markets during the third quarter of 2008.

     The following table summarizes cash advances outstanding at September 30, 2008 and 2007 and contains certain non-Generally Accepted Accounting Principles (“non-GAAP”) measures with respect to cash advances owned by third-party lenders that are not included in the Company’s consolidated balance sheets. The Company believes that presenting these non-GAAP measures is meaningful and necessary because management evaluates and measures the cash advance portfolio performance on an aggregate basis (dollars in thousands).

	September 30,
	2008	2007
Funded by the Company (a)
Active cash advances and fees receivable	$73,097	$69,005
Cash advances and fees in collection	25,857	28,817

Total funded by the Company (a)	98,954	97,822
Funded by the third-party lenders (b) (c)
Active cash advances and fees receivable	31,072	31,069
Cash advances and fees in collection	13,325	15,888

Total funded by third-party lenders (b) (c)	44,397	46,957

Combined gross portfolio (b) (d)	143,351	144,779
Less: Elimination of cash advances owned by third-party lenders	31,016	31,069

Company-owned cash advances and fees receivable, gross	112,335	113,710
Less: Allowance for losses	25,301	30,925

Cash advances and fees receivable, net	$87,034	$82,785

Allowance for loss on Company-owned cash advances	$25,301	$30,925
Accrued losses on third-party lender owned cash advances	1,957	1,832

Combined allowance for losses and accrued third-party lender losses	$27,258	$32,757

Combined allowance for losses and accrued third-party lender losses as a % of combined gross portfolio (b)	19.0%	22.6%

(a)	Cash advances written by the Company in its pawn and cash advance locations and through the Company’s internet distribution channel.

(b)	Non-GAAP presentation. For informational purposes and to provide a greater understanding of the Company’s businesses. Management believes that information provided with this level of detail is meaningful and useful in understanding the activities and business metrics of the Company’s operations.

(c)	Cash advances written by third-party lenders that were arranged by the Company on behalf of the third-party lenders, all at the Company’s pawn and cash advance locations and through the Company’s internet distribution channel.

(d)	Includes (i) cash advances written by the Company, and (ii) cash advances written by third-party lenders that were arranged by the Company on behalf of the third-party lenders, all at the Company’s pawn and cash advance locations and through the Company’s internet distribution channel.
     Management anticipates lower levels of consolidated cash advance fees for the remainder of 2008 and into the first half of 2009 as a result of expected regulatory changes in the economics of cash advance products in the states of Pennsylvania and Minnesota. To the extent the Company decides to completely close all of its 139 cash advance locations in Ohio, cash advance fee growth will be reduced more significantly in the final quarter of 2008 and most of 2009 for the storefront locations. However, at this time, the Company is planning to offer alternative products and services under other provisions in Ohio law in at least a portion of its Ohio locations in the event that the referendum, described in the “Operations Expenses” section below, is unsuccessful. This could significantly reduce the number of potential store closures; however, in such event, the Company will closely monitor the ongoing viability of such alternative products and services. The Company is also supporting a referendum for the November 2008 Ohio elections that will provide Ohio voters the opportunity to overturn key provisions of the recently adopted legislation. The Company expects to make further determinations concerning its Ohio operations during the fourth quarter following the national election.

Check Cashing Fees, Royalties and Other. Check cashing fees, royalties and other income from all segments increased $12,000, or 0.4%, to $3.4 million in the current quarter. The components of these fees are as follows (dollars in thousands):

	Three months ended September 30,
	2008				2007
	Pawn	Cash	Check		Pawn	Cash	Check
	Lending	Advance	Cashing	Total	Lending	Advance	Cashing	Total
Check cashing fees	$122	$956	$89	$1,167	$148	$1,044	$106	$1,298
Royalties	185	—	681	866	134	—	692	826
Other	660	654	8	1,322	416	782	21	1,219

	$967	$1,610	$778	$3,355	$698	$1,826	$819	$3,343

Cash Advance Loss Provision. The Company maintains an allowance for losses on cash advances at a level projected to be adequate to absorb credit losses inherent in the outstanding combined cash advance portfolio. The cash advance loss provision is utilized to increase the allowance carried against the outstanding company owned cash advance portfolio as well as expected losses in the third-party lender-owned portfolios which are guaranteed by the Company. The allowance is based on historical trends in portfolio performance based on the status of the balance owed by the customer. The Company charges off all cash advances once they have been in default for 60 days or sooner if deemed uncollectible. Recoveries on losses previously charged to the allowance are credited to the allowance when collected. The cash advance loss provision was $41.0 million for the current quarter and $43.6 million for the prior year quarter. The loss provision reflected a $2.6 million decrease, principally due to lower loss rates on improved portfolio performance.
     Continuing a trend of improvements in the cash advance portfolio performance, the loss provision expense as a percentage of cash advances written decreased to 7.6% compared to 8.1% in the prior year. The loss provision as a percentage of cash advance fees decreased to 42.5% in the current quarter from 45.7% in the prior year quarter. The lower loss provision is primarily due to an improved mix of customers, which is more heavily weighted to customers with better histories of repayment of loans and a lower concentration of new customers with no performance history, and a higher percentage of collections on loans that were past due. Total charge-offs less recoveries divided by total cash advances written was 8.1% in the current quarter compared to 8.3% in the prior year quarter.
     During the current period and consistent with past quarterly activities, the Company’s online distribution channel sold selected cash advances which had been previously written off. These sales generated proceeds of $1.1 million and $1.4 million for the three months ended September 30, 2008 and 2007, respectively, and have been recorded as recoveries in each period.
     Due to the short-term nature of the cash advance product and the high velocity of loans written, seasonal trends are evidenced in quarter-to-quarter performance. The table below shows the Company’s sequential loss experience for each of the five calendar quarters ending September 30, 2008 under a variety of metrics used by the Company to evaluate performance. Management believes that the higher loss levels experienced in 2007 were due to a large increase in new customers during the early part of the year. Typically, in the normal business cycle, sequential losses, as measured by the current period loss provision as a percentage of combined loans written in the period, are lowest in the first quarter and increase throughout the year, with the final two quarters experiencing the peak levels of losses.  The quarterly sequential performance deviated from this typical cycle during 2007, as sequential loss rates decreased from the third quarter to the fourth quarter. Management believes that this sequential decrease during 2007 was unusual and due mainly to the increase in customers with established borrowing histories as a percentage of all customers in the latter half of the year.  This change in mix was primarily in the portfolio of cash advances originated by the Company’s online channel.  In addition, management took steps to reduce losses in its storefront business beginning in the last half of 2007, including additional underwriting guidelines and more emphasis on collections activities.  These changes accounted for a smaller portion of the decrease in loss rates in relation to the customer composition mix, but loss levels in this business have been reduced compared to the prior year. Management believes that the sequential trend in cash advance loan losses will return to its more traditional trend of lowest loss levels in the first quarter and will increase sequentially thereafter. Therefore, management anticipates that fourth quarter 2008 loss rates will be higher than the third quarter of 2008, which will be above the prior year fourth quarter.

	2007		2008
	Third	Fourth	First	Second	Third
	Quarter	Quarter	Quarter	Quarter	Quarter
Combined cash advance loss provision as a % of combined cash advances written (a) (b)	8.1%	6.8%	5.5%	6.5%	7.6%
Charge-offs (net of recoveries) as a % of combined cash advances written (a) (b)	8.3%	7.8%	6.5%	5.2%	8.1%
Combined cash advance loss provision as a % of cash advance fees (a) (b)	45.7%	38.8%	31.8%	37.4%	42.5%

Combined cash advances and fees receivable, gross(a) (b)	$144,779	$148,404	$124,463	$145,653	$143,351
Combined allowance for losses on cash advances	32,757	27,504	22,803	29,710	27,258

Combined cash advances and fees receivable, net(a) (b)	$112,022	$120,900	$101,660	$115,943	$116,093

Combined allowance for losses and accrued third-party lender losses as a % of combined gross portfolio (a) (b)	22.6%	18.5%	18.3%	20.4%	19.0%

(a)	Non-GAAP presentation. For informational purposes and to provide a greater understanding of the Company’s businesses. Management believes that information provided with this level of detail is meaningful and useful in understanding the activities and business metrics of the Company’s operations.

(b)	Includes (i) cash advances written by the Company, and (ii) cash advances written by third-party lenders that were arranged by the Company on behalf of the third-party lenders, all at the Company’s pawn and cash advance locations and through the Company’s internet distribution channel.

     The following table summarizes the cash advance loss provision for the three months ended September 30, 2008 and 2007, respectively, and contains certain non-GAAP measures with respect to the cash advances written by third-party lenders that are not included in the Company’s consolidated balance sheets and related statistics.  The Company believes that presenting these non-GAAP measures is meaningful and necessary because management evaluates and measures the cash advance portfolio performance on an aggregate basis including its evaluation of the loss provision for the Company-owned portfolio and the third-party lender-owned portfolio that the Company guarantees (dollars in thousands).

	Three Months Ended
	September 30,
	2008	2007
Cash advance loss provision:
Loss provision on Company-owned cash advances	$41,302	$43,604
Loss provision on third-party owned cash advances	(352)	8

Combined cash advance loss provision	$40,950	$43,612

Charge-offs, net of recoveries	$43,402	$44,854

Cash advances written:
By the Company (a)	$364,310	$361,841
By third-party lenders (b) (c)	171,131	175,942

Combined cash advances written (b) (d)	$535,441	$537,783

Combined cash advance loss provision as a % of combined cash advances written (b) (d)	7.6%	8.1%
Charge-offs (net of recoveries) as a % of combined cash advances written (b) (d)	8.1%	8.3%

(a)	Cash advances written by the Company in its pawn and cash advance locations and through the Company’s internet distribution channel.

(b)	Non-GAAP presentation. For informational purposes and to provide a greater understanding of the Company’s businesses. Management believes that information provided with this level of detail is meaningful and useful in understanding the activities and business metrics of the Company’s operations.

(c)	Cash advances written by third-party lenders that were arranged by the Company on behalf of the third-party lenders, all at the Company’s pawn and cash advance locations and through the Company’s internet distribution channel.

(d)	Includes (i) cash advances written by the Company, and (ii) cash advances written by third-party lenders that were arranged by the Company on behalf of the third-party lenders, all at the Company’s pawn and cash advance locations and through the Company’s internet distribution channel.
Operations Expenses. Consolidated operations expenses, as a percentage of total revenue, were 32.4% in the current quarter down from 32.8% in the prior year quarter. These expenses increased $5.7 million, or 7.6%, in the current quarter compared to the prior year quarter. Pawn lending operating expenses increased $4.1 million, or 8.5%, to $52.3 million, primarily due to higher personnel related costs due to staffing increases, benefits and incentive payments. The operations expenses for the cash advance activities increased $1.7 million, or 6.3%, to $29.2 million in the current quarter compared to the prior year quarter.

     As a multi-unit operator in the consumer finance industry, the Company’s operations expenses are predominately related to personnel and occupancy expenses. Personnel expenses include base salary and wages, performance incentives, and benefits. Occupancy expenses include rent, property taxes, insurance, utilities, and maintenance. The combination of personnel and occupancy expenses represents 76.5% of total operations expenses in the current quarter and 79.9% in the prior year quarter. The comparison is as follows (dollars in thousands):

	Three Months Ended September 30,
	2008		2007
		% of		% of
	Amount	Revenue	Amount	Revenue
Personnel	$43,476	17.2%	$42,526	18.4%
Occupancy	19,039	7.6	18,152	7.8
Other	19,199	7.6	15,292	6.6

Total	$81,714	32.4%	$75,970	32.8%

     During the current quarter, the Company incurred approximately $2.0 million of operations expense consisting primarily of development costs related to activities supporting a referendum to overturn recent Ohio legislation that would render the Company’s cash advance products in that state uneconomical, and also including costs related to activities supporting a ballot initiative in Arizona to preserve the cash advance option for Arizona consumers by extending the current cash advance statute beyond its currently-scheduled expiration date and incorporating several consumer protection measures in the statute. To the extent the Company chooses to close a portion of its Ohio locations and offer alternative products in others, it estimates that a one-time expense of between $1.3 and $2.5 million would be incurred. This one-time expense is the estimated costs for the write-off of assets, remaining lease payment liabilities and severance costs for workers. Final amounts within this range would be based on the number of stores actually closed and the availability to reassign workers to other locations.
     The increase in personnel expenses is mainly due to unit additions during 2007, an increase in staffing levels, the growth of the Company’s online distribution channel and normal recurring salary adjustments. The increase in occupancy expense is primarily due to recurring rent increases, as well as higher utility costs and property taxes.
Administration Expenses. Consolidated administration expenses, as a percentage of total revenue, were 6.3% in the current quarter compared to 6.6% in the prior year quarter. The components of administration expenses for the three months ended September 30, 2008 and 2007 are as follows (dollars in thousands):

	Three Months Ended September 30,
	2008		2007
		% of		% of
	Amount	Revenue	Amount	Revenue
Personnel	$10,290	4.1%	$10,075	4.4%
Other	5,674	2.2	5,100	2.2

Total	$15,964	6.3%	$15,175	6.6%

     The increase in administrative expense was mainly due to a variety of factors, including recurring rent increases, as well as higher utility costs and property taxes, health and workers compensation insurance increases and higher management incentives due to better financial performance.
Depreciation and Amortization. Depreciation and amortization expense as a percentage of total revenue was 3.7% in the current quarter, compared to 3.6% in the prior year quarter. Total depreciation and amortization expense increased $1.0 million, or 12.5%, primarily due to the increase in operating locations.
Interest Expense. Interest expense as a percentage of total revenue was 1.7% in the current quarter and 1.9% in the prior year quarter. Interest expense decreased $0.1 million, or 2.0%, to $4.3 million in the current quarter as compared to $4.4 million in the prior year quarter. The decrease was primarily due to the lower weighted average floating interest rate (3.9% during the current quarter compared to 6.5% during the prior year quarter), partially offset by the increase in average floating rate borrowings ($239.4 million during the current quarter compared to $140.2 million in the prior year quarter). The average amount of debt outstanding increased during the current quarter to $351.8 million from $265.4 million during the prior year quarter. The effective blended borrowing cost was 4.7% in the current quarter and 6.4% in the prior year quarter.
Interest Income. Interest income decreased $32,000 to $113,000 in the current quarter compared to $145,000 in the prior year quarter. The prior year quarter interest income is primarily from the two notes receivable denominated in Swedish kronor that the Company held in connection with its 2004 sale of its foreign pawn lending operations. These notes were sold in August 2007. The interest income in the current year period is primarily from a note receivable with PBSI; this note receivable was paid in full when the assets of PBSI were acquired in July 2008.
Foreign Currency Transaction Gain/Loss. The Company held two notes receivable denominated in Swedish kronor until they were sold in August 2007. Exchange rate changes between the United States dollar and the Swedish kronor resulted in a net gain of $5,000 (net of a loss of $12,000 from foreign currency forward contracts) in the prior year quarter.
     In July 2007, the Company began offering cash advances to residents of the United Kingdom.  The functional currency of the Company’s United Kingdom operations is the British pound.  In June 2008, the Company entered into a line of credit facility of £7.5 million with a foreign commercial bank and designated the debt as a hedging instrument of the Company’s net investment in its subsidiary that offers cash advances to residents of the United Kingdom. In the current quarter, the Company recorded foreign currency transaction losses of approximately $5,000.
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
Income Taxes. The Company’s effective tax rate was 40.9% for the current quarter compared to 37.2% for the prior year quarter.  The increase in the effective tax rate is primarily attributable to $2.0 million of nondeductible expenses incurred during the quarter primarily related to development activities surrounding the change in Ohio law.  If those expenses were deductible the effective tax rate for the current quarter would have been 38.6%.  The remaining increase is primarily attributable to an increase in state and local taxes.
Nine Months Ended September 30, 2008 Compared To Nine Months Ended September 30, 2007
Consolidated Net Revenue. Consolidated net revenue increased $48.9 million, or 9.9%, to $544.8 million during the nine months ended September 30, 2008 (the “current period”) from $495.9 million during the nine months ended September 30, 2007 (the “prior year period”). The following table sets forth net revenue by operating segment for the nine months ended September 30, 2008 and 2007 ($ in thousands):

	Nine months ended September 30,
	2008	2007	Increase/(Decrease)
Cash advance operations – storefront	$89,933	$103,012	$(13,079)	(12.7)%
Cash advance operations – internet lending	165,038	134,234	30,804	22.9%

Total cash advance operations	254,971	237,246	17,725	7.5%
Pawn lending operations	287,166	255,800	31,366	12.3%
Check cashing operations	2,636	2,817	(181)	(6.4)%

Consolidated net revenue	$544,773	$495,863	$48,910	9.9%

     Higher revenue from the Company’s cash advance product, higher finance and service charges from pawn loans and higher profit from the disposition of merchandise accounted for the increase in net revenue. Finance and service charges from pawn loans increased $16.8 million; profit from the disposition of merchandise increased $19.0 million; cash advance fees generated from pawn locations, cash advance locations and via the internet distribution channel increased $13.7 million; and combined segment revenue from check cashing fees, royalties and other, decreased $556,000.
Finance and Service Charges. Finance and service charges from pawn loans increased $16.8 million, or 14.3%, from $117.0 million in the prior year period to $133.8 million in the current period. The increase is primarily due to higher loan balances attributable to the increased amount of pawn loans written through existing and new locations added during 2007. An increase in the average balance of pawn loans outstanding contributed $16.7 million of the increase and the higher annualized yield, which is a function of the blend in permitted rates for fees and service charges on pawn loans in all operating locations, contributed $0.1 million of the increase. Finance and service charges from same stores (stores that have been open for at least twelve months) increased $15.7 million, or 13.4%, in the current period compared to the prior year period.
     The average balance of pawn loans outstanding during the current period increased $13.3 million, or 10.6%, compared to the prior year period. The increase was driven by an 11.7% increase in the average amount per loan outstanding, and was partially offset by a 1.0% decrease in the average number of pawn loans outstanding during the current period. Annualized loan yield was 128.2% in the current period, compared to 124.1% in the prior year period.
Profit from Disposition of Merchandise. Profit from disposition of merchandise represents the proceeds received from disposition of merchandise in excess of the cost of disposed merchandise. The following table summarizes the proceeds from disposition of merchandise and the related profit for the current period compared to the prior year period ($ in thousands):

	Nine Months Ended September 30,
	2008			2007
	Merch-	Refined		Merch-	Refined
	andise	Gold	Total	andise	Gold	Total
Proceeds from dispositions	$206,671	$123,518	$330,189	$196,571	$80,771	$277,342
Profit on disposition	$84,930	$38,969	$123,899	$79,872	$25,068	$104,940
Profit margin	41.1%	31.5%	37.5%	40.6%	31.0%	37.8%
Percentage of total profit	68.5%	31.5%	100.0%	76.1%	23.9%	100.0%
     The total proceeds from disposition of merchandise and refined gold increased $52.8 million, or 19.1% and the total profit from the disposition of merchandise and refined gold increased $19.0 million, or 18.1%, primarily due to higher levels of retail sales complemented by higher gross profit margin on the disposition of refined gold. Overall gross profit margin decreased slightly from 37.8% in the prior year period to 37.5% in the current period. In addition, excluding the effect of the disposition of refined gold, the profit margin on the disposition of merchandise (including jewelry sales) was 41.1% and 40.6% for the current period and the prior year period, respectively.
     The profit margin on the disposition of refined gold increased to 31.5% in the current period compared to 31.0% in the prior year period primarily due to the increase in price per ounce of gold sold. The increase in gross profit dollars on the disposition of refined gold during the current period is attributable to the 22.0% higher volume of gold sold and a 27.5% higher price per ounce, slightly lower than the 28.0% rise in cost per ounce compared to the prior year period.
     Proceeds from disposition of merchandise, excluding refined gold, increased $10.1 million, or 5.1%, in the current period compared to the prior year period. The higher level of retail sales activity was supported by higher levels of merchandise available for disposition entering the current period and by the net addition of four pawn locations since September 30, 2007. The consolidated merchandise turnover rate was 2.8 times during the current period, compared to 2.7 times during the prior year period.
Cash Advance Fees. Cash advance fees increased $13.7 million, or 5.3%, to $274.6 million in the current period from $260.9 million in the prior year period. The increase was primarily due to higher levels of assets outstanding under the Company’s online distribution channel, including the addition of new markets in 2007, which contributed to an increase in customers. Cash advance fees from the Company’s online distribution platform increased 23.0%; however, a portion of this increase was offset by the 12.9% decrease in cash advance fees from the storefront distribution channel, as well as a 15.6% decrease in cash advance fees from pawn lending operations. Storefront and pawn lending activities were affected by a tightening of lending criteria during the last half of 2007 and adjustments to lending practices in the state of Ohio following changes in the statutory and regulatory environment in that market. In addition, the Company closed 14 cash advance locations during the nine months ended September 30, 2008.
     The following table sets forth cash advance fees by operating segment for the nine months ended September 30, 2008 and 2007 ($ in thousands):

	Nine months ended September 30,
	2008	2007	Increase/(Decrease)
Cash advance operations — storefront	$82,979	$95,240	$(12,261)	(12.9)%
Cash advance operations — internet lending	165,117	134,229	30,888	23.0

Total cash advance operations	248,096	229,469	18,627	8.1%
Pawn lending operations	26,514	31,411	(4,897)	(15.6)

Consolidated cash advance fees	$274,610	$260,880	$13,730	5.3%

     The amount of cash advances written increased by $69.1 million, or 4.7%, to $1.6 billion in the current period from $1.5 billion in the prior year period. Cash advances written through the online platform increased 27.8%, while the volume of cash advances written in the Company’s storefront and pawn lending operations fell 14.2% and 18.8%, respectively. Storefront and pawn lending volumes were impacted by changes in underwriting criteria made since the last half of 2007 to reduce loan losses. The Company also made additional adjustments in its Ohio locations which reduced loan volumes following statutory changes that could eliminate stores in that market. In addition, online cash advance volumes were negatively affected during the period as a result of changes in underwriting related to the expected regulatory changes in the economics of the online cash advance products in the states of Pennsylvania and Minnesota, as discussed below. Included in the amount of cash advances written in the current period and the prior year period were $510.6 million and $478.3 million, respectively, extended to customers by third-party lenders. The average amount per cash advance increased to $434 from $410.
     The Company anticipates that changes announced by the Department of Banking in Pennsylvania related to online offerings of cash advance products will likely lead to the Company’s discontinuation of its online cash advance product in that state early in 2009. Similarly, the State of Minnesota has announced changes in its governance of online cash advance products that could cause a material change to the economics of the product in that state late in 2008. In both states, the Company is reviewing these changes and related state laws to determine if there are alternatives that would allow the Company to continue to offer economically feasible products to customers in those markets. As a result, the Company began decreasing the number of cash advance loans extended to customers in these markets during the third quarter of 2008.
Check Cashing Fees, Royalties and Other. Check cashing fees, royalties and other income decreased $556,000 to $12.5 million in the current period, or 4.3%, from $13.0 million in the prior year period primarily due to a lower volume of checks being cashed, potentially due to an increase in competition. The components of these fees are as follows (in thousands):

	Nine Months Ended September 30,
	2008				2007
	Pawn	Cash	Check		Pawn	Cash	Check
	Lending	Advance	Cashing	Total	Lending	Advance	Cashing	Total
Check cashing fees	$506	$4,071	$313	$4,890	$617	$4,620	$380	$5,617
Royalties	542	—	2,284	2,826	394	—	2,381	2,775
Other	1,917	2,804	39	4,760	1,427	3,157	56	4,640

	$2,965	$6,875	$2,636	$12,476	$2,438	$7,777	$2,817	$13,032

Cash Advance Loss Provision. The cash advance loss provision was $102.8 million for the current period and $118.7 million for the prior year period. The loss provision reflected a $15.9 million decrease, which is primarily due to an improved mix of customers, which is more heavily weighted to customers with better histories of repayment of loans and a lower concentration of new customers with no performance history. The loss provision as a percentage of combined cash advances written decreased to 6.6% in the current period from 8.0% in the prior year period while actual net charge-offs (charge-offs less recoveries) as a percentage of combined cash advances written were 6.6% in the current period compared to 7.2% in the prior year period. The loss provision as a percentage of cash advance fees decreased to 37.4% in the current period from 45.5% in the prior year period. The lower loss provision is primarily due to an improved mix of customers, which is more heavily weighted to customers with better histories of repayment of loans and a lower concentration of new customers with no performance history, and a higher percentage of collections on loans that were past due.
     During the current period and consistent with past quarterly activities, the Company’s online distribution channel sold selected cash advances which had been previously written off. These sales generated proceeds of $3.2 million and $3.5 million for the nine months ended September 30, 2008 and 2007, respectively, and have been recorded as recoveries in each period.
     The following table summarizes the cash advance loss provision for the nine months ended September 30, 2008 and 2007 (dollars in thousands):

	Nine Months Ended
	September 30,
	2008	2007
Cash advance loss provision:
Loss provision on Company-owned cash advances	$102,688	$118,011
Loss provision on third-party owned cash advances	129	677

Combined cash advance loss provision	$102,817	$118,688

Charge-offs, net of recoveries	$103,063	$106,599

Cash advances written:
By the Company (a)	$1,044,021	$1,007,283
By third-party lenders (b) (c)	510,619	478,274

Combined cash advances written (b) (d)	$1,554,640	$1,485,557

Combined cash advance loss provision as a % of combined cash advances written (b) (d)	6.6%	8.0%
Charge-offs (net of recoveries) as a % of combined cash advances written (b) (d)	6.6%	7.2%

(a)	Cash advances written by the Company in its pawn and cash advance locations and through the Company’s internet distribution channel.

(b)	Non-GAAP presentation. For informational purposes and to provide a greater understanding of the Company’s businesses. Management believes that information provided with this level of detail is meaningful and useful in understanding the activities and business metrics of the Company’s operations.

(c)	Cash advances written by third-party lenders that were arranged by the Company on behalf of the third-party lenders, all at the Company’s pawn and cash advance locations and through the Company’s internet distribution channel.

(d)	Includes (i) cash advances written by the Company, and (ii) cash advances written by third-party lenders that were arranged by the Company on behalf of the third-party lenders, all at the Company’s pawn and cash advance locations and through the Company’s internet distribution channel.
Operations Expenses. Consolidated operations expenses, as a percentage of total revenue, were 32.2% in the current period compared to 33.7% in the prior year period. These expenses increased $17.1 million, or 7.6%, in the current period compared to the prior year period. Pawn lending operating expenses increased $13.9 million, or 9.6%, primarily due to higher personnel costs and increased occupancy expenses partly due to the net increase of four pawnshop locations since September 30, 2007, and an increase in store level incentives. Cash advance operating expenses increased $3.3 million, or 4.1%, primarily as a result of the acquisition of a subsidiary that offers cash advances online.

     The combination of personnel and occupancy expenses represents 78.6% of total operations expenses in the both current period and prior year period. The comparison is as follows ($ in thousands):

	Nine Months Ended September 30,
	2008		2007
		% of		% of
	Amount	Revenue	Amount	Revenue
Personnel	$133,408	17.8%	$124,042	18.6%
Occupancy	56,556	7.5%	52,618	7.9%
Other	51,827	6.9%	48,064	7.2%

Total	$241,791	32.2%	$224,724	33.7%

     The increase in personnel expenses is mainly due to unit additions during 2007, an increase in staffing levels, the growth of the Company’s online distribution channel and normal recurring salary adjustments. The increase in occupancy expense is primarily due to unit additions and recurring rent increases, as well as higher utility costs and property taxes. During the period, the Company also incurred approximately $3.8 million consisting primarily of: costs associated with development activities supporting a referendum to overturn recent Ohio legislation that would render the Company’s cash advance products in that state uneconomical; costs related to activities supporting a ballot initiative in Arizona to preserve the cash advance option for Arizona consumers by extending the current cash advance statute beyond its currently-scheduled expiration date and incorporating several consumer protection measures in the statute; severance costs related to changes in storefront management and store closures. To the extent the Company chooses to close a portion of its Ohio locations and offer alternative products in others, it estimates that a one-time expense of between $1.3 and $2.5 million would be incurred. This one-time expense is the estimated costs for the write-off of assets, remaining lease payment liabilities and severance costs for workers. Final amounts within this range would be based on the number of stores actually closed and the availability to reassign workers to other locations.
Administration Expenses. Consolidated administration expenses, as a percentage of total revenue, were 7.4% in the current period compared to 6.1% in the prior year period. The components of administration expenses for the nine months ended September 30, 2008 and 2007 are as follows ($ in thousands):

	Nine Months Ended September 30,
	2008		2007
		% of		% of
	Amount	Revenue	Amount	Revenue
Personnel	$36,976	4.9%	$26,835	4.0%
Other	18,676	2.5	14,089	2.1

Total	$55,652	7.4%	$40,924	6.1%

     The significant increase in administrative expense was mainly due to a variety of factors, including health and workers compensation insurance increases, higher management incentives due to performance and increased infrastructure spending at the Company’s online lending facilities.
Depreciation and Amortization. Depreciation and amortization expense as a percentage of total revenue was 3.7% in the current period and 3.5% in the prior year period. Total depreciation and amortization expense increased $4.3 million, or 18.0%, primarily due to accelerated depreciation costs related to planned store closures as well as accelerated depreciation on legacy computer hardware which will be replaced during the deployment of the Company’s new point-of-sale system.
Interest Expense. Interest expense as a percentage of total revenue was 1.5% in the current period and 1.8% in the prior year period. Interest expense decreased $1.1 million, or 9.2%, to $11.0 million in the current period as compared to $12.1 million in the prior year period. The decrease was primarily due to the offset of the higher average floating interest rate borrowings ($189.4 million during the current period and $106.0 million during the prior year period) by the lower weighted average floating interest rate (4.2% during the current period compared to 6.4% during the prior year period). The average amount of debt outstanding increased during the current period to $304.8 million from $236.9 million during the prior year period. The effective blended borrowing cost was 5.0% in the current period and 6.4% in the prior year period.
Interest Income. Interest income decreased $779,000 to $220,000 in the current period compared to $1.0 million in the prior year period. The interest income in the prior year period was primarily from the two notes receivable denominated in Swedish kronor that the Company held in connection with its 2004 sale of its foreign pawn lending operations. These notes were sold in August 2007. The interest income in the current year period is primarily from a note receivable with PBSI; this note receivable was paid in full when the assets of PBSI were acquired in July 2008.
Foreign Currency Transaction Gain/Loss. The Company held two notes receivable denominated in Swedish kronor until they were sold in August 2007. Exchange rate changes between the United States dollar and the Swedish kronor resulted in a net gain of $63,000 (including a gain of $52,000 from foreign currency forward contracts) in the prior year period.
     In July 2007, the Company began offering cash advances to residents of the United Kingdom.  The functional currency of the Company’s United Kingdom operations is the British pound.  In June 2008, the Company entered into a line of credit facility of £7.5 million with a foreign commercial bank and designated the debt as a hedging instrument of the Company’s net investment in its subsidiary that offers cash advances to residents of the United Kingdom. In the current period, the Company recorded foreign currency transaction losses of approximately $77,000.
Income Taxes. The Company’s effective tax rate was 38.6% for the current period compared to 36.1% for the prior year period.  The Company recognized a one-time $1.1 million deferred tax benefit during the prior year period as a result of a change in Texas law enacted during that period.  The Company incurred $2.8 million of nondeductible expenses during the current period primarily related to development activities surrounding the change in Ohio law.   Excluding the one-time Texas deferred tax benefit, the effective rate for the prior year period would have been 37.5%. If the current period expense related to the development activities surrounding the change in Ohio law were deductible the effective tax rate for the current period would be 37.7%.
LIQUIDITY AND CAPITAL RESOURCES
     The Company’s cash flows and other key indicators of liquidity are summarized as follows ($ in thousands):

	Nine Months Ended
	September 30,
	2008		2007
Operating activities cash flows	$182,454		$190,959
Investing activities cash flows:
Pawn loans	$(21,189)		$(21,080)
Cash advances	(99,447)		(119,982)
Acquisitions	(65,220)		(38,564)
Property and equipment additions	(44,461)		(48,883)
Proceeds from property insurance	864		1,316
Proceeds from sale of foreign notes	—		16,529
Financing activities cash flows	$54,133		$20,398
Working capital	$299,610		$282,205
Current ratio	3.0	x	3.2	x
Merchandise turnover	2.8	x	2.7	x

Cash flows from operating activities. Net cash provided by operating activities from continuing operations was $181.7 million for the nine months ended September 30, 2008, a decrease of 4.9% compared to the prior year period, primarily due to the non-recurring $6.3 million gain on the sale of foreign notes receivable in the prior year and higher taxes payable in 2008. Net cash generated by the Company’s pawn lending operations, cash advance operations and check cashing operations were $47.0 million, $134.0 million and $0.7 million, respectively.
Cash flows from investing activities. The Company’s pawn lending activities used cash of $21.2 million and cash advance activities used cash of $99.4 million during the current period. The Company also invested $44.5 million in property and equipment, including $12.1 million for the development of a new point-of-sale system and $32.4 million for the development and enhancements to communications and information systems, as well as investments for remodeling certain locations.
     Another supplemental payment in connection with the acquisition of substantially all of the assets of The Check Giant LLC (“TCG”) will be based on the trailing twelve months earnings of CashNetUSA as of September 30, 2008. As of September 30, 2008, the Company has accrued approximately $69.5 million for the payment as an addition to goodwill and to accrued supplemental acquisition payment based on the defined multiple of 5.0 times trailing twelve months earnings through September 30, 2008. On October 31, 2008, the Company and TCG amended the underlying purchase agreement to provide that the Company will pay 50% of this payment in cash in early November 2008 and will defer payment of the remainder until March 31, 2009 with a deferral fee of 15% per annum on the deferred portion. At its election, the Company may make the deferred payment between December 15 and 31, 2008. As of March 31, 2009, the Company will calculate a final true up payment to be paid to TCG to reflect amounts collected between October 1, 2008 and March 31, 2009 on loans that had been charged off and uncollected on or before September 30, 2008, less the costs of collecting on such loans.  If this calculation results in an amount greater than $0, the final true up payment will be payable by the Company to TCG on or before May 15, 2009.  The magnitude of this payment is not expected to be significant since it is based on excess recoveries of loans recently fully reserved under the Company’s loan loss provision for online cash advances, to the extent there are any.
     Management anticipates that capital expenditures for the remainder of 2008 will be approximately $10 to $15 million, primarily for the remodeling of selected operating units, for the continuing development and enhancements to communications and information systems, including the multi-year project to upgrade the Company’s proprietary point-of-sale and information system, and for the establishment of approximately three to ten combined total of new cash advance-only locations and pawnshops. Management expects the implementation of the new point-of-sale system, which is expected to begin during 2009, will result in a substantial increase in depreciation expense.
     During the second quarter, the Company announced the potential closure of 139 cash advance locations in Ohio due to a change in Ohio’s governing laws for the product. The changes relate to the revenue on the loans and the economics of offering the product profitably. The Company has not made a final determination concerning the closure of any Ohio locations.  It is, however, planning to offer alternative products and services under other provisions in Ohio law in at least a portion of its Ohio locations in the event that the referendum described below is unsuccessful. This could significantly reduce the number of potential store closures; however, in such event, the Company will closely monitor the ongoing viability of such alternative products and services.  The Company is also supporting a referendum for the November 2008 Ohio elections that will provide Ohio voters the opportunity to overturn key provisions of the recently adopted legislation.  The Company expects to make further determinations concerning its Ohio operations during the fourth quarter following the national election.
     On July 23, 2008, the Company, through its wholly-owned subsidiary, Primary Cash Holdings, LLC (“PCH”), purchased substantially all the assets of Primary Business Services, Inc., Primary Finance, Inc., Primary Processing, Inc. and Primary Members Insurance Services, Inc. (collectively, “PBSI”), a group of companies in the business of designing, marketing and selling pre-paid stored value cards, which are currently marketed to the general public and employers and their employees as multi-purpose payroll debit cards, and related activities that complement and support this business, including providing certain processing services and participating in receivables associated with a bank issued line of credit available on certain cards. The Company paid an initial purchase price of approximately $5.6 million in cash at closing, which included the repayment of the approximately $4.9 million note receivable owed to the Company as of the closing date. The Company also agreed to pay up to eight supplemental earn-out payments during the four-year period after the closing.  The amount of each supplemental payment is to be based on a multiple of 3.5 times the consolidated earnings attributable to PBSI for the specified period (generally 12 months) preceding each scheduled supplemental payment, reduced by amounts previously paid. The first supplemental payment is due April 2009 and it is stipulated that this payment would not be less than $2.7 million; however, the Company may cancel its obligation to make any supplemental payments by transferring ownership of PCH to PBSI’s sole shareholder.
     The Company has entered into a letter of intent to acquire an 80% ownership interest in a 107 store chain of pawnshops in Mexico. The operations, which are based in Mexico City, have locations in 16 Mexican states under the brand name of “Prenda Fácil”. The terms of the acquisition call for the Company to own 80% of Prenda Fácil, with the current owners retaining the residual 20% interest The acquisition is expected to be completed late in the fourth quarter of 2008 following the satisfactory completion of formal documentation, licensing, due diligence, financing and other matters customary in such transaction. To the extent this acquisition is closed in the fourth quarter of 2008, the Company would make a payment of between $90.0 million and $95.0 million. The current provision calls for this payment to be in cash. The Company is negotiating supplemental credit facilities for this payment.
Cash flows from financing activities. During the nine months ended September 30, 2008, the Company borrowed $71.9 million under its bank lines of credit. Uses of cash included $3.0 million for dividends paid. On October 24, 2007, the Board of Directors authorized the Company’s repurchase of 1,500,000 shares. Management expects to purchase shares of the Company from time to time in the open market, and funding will come from operating cash flow. During the nine months ended September 30, 2008, 195,000 shares were purchased for an aggregate amount of $6.3 million under the 2007 authorization. In addition, 23,851 shares were acquired as partial payments of taxes for shares issued under stock-based compensation plans for an aggregate amount of $0.7 million. During the nine months ended September 30, 2008, stock options for 46,805 shares were exercised, which generated $0.6 million of additional equity.
     On February 29, 2008, the Company exercised the $50 million accordion feature contained in its existing line of credit. As a result, the committed amount under the line of credit increased from $250 million to $300 million. On May 7, 2008, the Company established a line of credit facility up to £7.5 million with a foreign commercial bank. The balance outstanding at September 30, 2008 was £5.0 million (approximately $8.9 million). This line of credit provides working capital to the Company’s online lending operations to customers residing in the United Kingdom. On June 30, 2008, the Company established a letter of credit facility with a group of banks to permit the issuance of up to $12.8 million in letters of credit.
     The credit agreements and the senior unsecured notes require that the Company maintain certain financial ratios. The Company is in compliance with all covenants and other requirements set forth in its debt agreements. A significant decline in demand for the Company’s products and services may cause the Company to reduce its planned level of capital expenditures and lower its working capital needs in order to maintain compliance with the financial ratios in those agreements. A violation of the credit agreement or the senior unsecured note agreements could result in an acceleration of the Company’s debt and increase the Company’s borrowing costs and could adversely affect the Company’s ability to renew its existing credit facility or obtain new credit on favorable terms in the future. The Company does not anticipate a significant decline in demand for its services and has historically been successful in maintaining compliance with and renewing its debt agreements.
     The Company’s short term liquidity requirements are provided under its $300.0 million line of credit, which is a multi-year committed facility by a group of ten commercial banks. As a result, the Company has not been affected by the credit disruptions in the capital markets in recent weeks as it relates to managing near term liquidity for working capital purposes.

     Management believes that the borrowings available ($66.8 million at September 30, 2008) under the credit facilities, cash generated from operations and current working capital of $299.6 million should be sufficient to meet the Company’s anticipated capital requirements for its core business. Additional capital will be required if the acquisition of Prenda Fácil is completed in the fourth quarter. The current market for credit to be used in acquisitions is limited. The Company expects that outcome for such transaction capital could be debt or equity and under terms less favorable than the Company’s other credit facilities. The Company has received a commitment of $33.0 million from a group of four banks for a term loan to supplement the purchase of Prenda Fácil. The commitment is for a four year term loan which begins amortization 18 months after closing and funding, which is expected to occur in conjunction with the closing of the acquisition.
CAUTIONARY NOTE CONCERNING FACTORS THAT MAY AFFECT FUTURE RESULTS
     This report contains forward-looking statements about the business, financial condition and prospects of the Company. The actual results of the Company could differ materially from those indicated by the forward-looking statements because of various risks and uncertainties including, without limitation, changes in consumer credit, tax and other laws and governmental rules and regulations applicable to the Company’s business, changes in demand for the Company’s services, the actions of third parties who offer products and services at the Company’s locations, fluctuations in the price of gold, changes in competition, the ability of the Company to open new operating units in accordance with its plans, economic conditions, real estate market fluctuations, interest rate fluctuations, changes in foreign currency exchange rates, changes in the capital markets, the ability to successfully complete the proposed acquisition of Prenda Fácil , the ability to successfully integrate newly acquired businesses into the Company’s operations and other risks indicated in the Company’s filings with the Securities and Exchange Commission. These risks and uncertainties are beyond the ability of the Company to control, nor can the Company predict, in many cases, all of the risks and uncertainties that could cause its actual results to differ materially from those indicated by the forward-looking statements. When used in this report, terms such as “believes,” “estimates,” “plans,” “expects,” “anticipates” and similar expressions as they relate to the Company or its management are intended to identify forward-looking statements. The Company disclaims any intention or obligation to update or revise any forward-looking statements to reflect events or circumstances occurring after the date of this report.
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
Item 4. Controls and Procedures
     Under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, management of the Company has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of September 30, 2008 (“Evaluation Date”).  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective (i) to ensure that information required to be disclosed in reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms; and (ii) to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.
     There was no change in the Company’s internal control over financial reporting during the quarter ended September 30, 2008, that has materially affected, or is reasonably likely to materially affect, the

Company’s internal control over financial reporting.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     (c) The following table provides the information with respect to purchases made by the Company of shares of its common stock during each of the months in the first nine months of 2008:

				Total Number of	Maximum Number
	Total Number		Average	Shares Purchased as	of Shares that May
	of Shares		Price Paid	Part of Publicly	Yet Be Purchased
Period	Purchased		Per Share	Announced Plan	Under the Plan (1)
January 1 to January 31	9,919	(2)	$27.40	—	1,450,000
February 1 to February 29	51,455	(2)	32.69	40,000	1,410,000
March 1 to March 31	55,507	(2)	29.41	55,000	1,355,000
April 1 to April 30	2,263	(2)	43.26	—	1,355,000
May 1 to May 31	50,493	(2)	34.97	50,000	1,305,000
June 1 to June 30	50,784	(2)	32.33	50,000	1,255,000
July 1 to July 31	795	(2)	40.49	—	1,255,000
August 1 to August 31	1,970	(2)	42.62	—	1,255,000
September 1 to September 30.	448	(2)	40.00	—	1,255,000

Total	223,634		$32.31	195,000

(1)	On October 24, 2007, the Board of Directors authorized the Company’s repurchase of up to a total of 1,500,000 shares of its common stock.

(2)	Includes shares purchased on behalf of participants relating to the Company’s Non-Qualified Savings Plan of 400, 1,141, 507, 458, 493, 346, 329, 661, and 448 shares for the months of January, February, March, April, May, June, July, August, and September respectively, and shares received as partial tax payments for shares issued under stock-based compensation plans of 9,519, 10,314, 1,805, 438, 466, and 1,309 shares for the months of January, February, April, June, July, and August respectively.
Item 4. Submission of Matters to a Vote of Security Holders
     None.

Item 5. Other Information
Ohio. During the second quarter, the Company announced the potential closure of 139 cash advance locations in Ohio due to recently adopted legislation that changes statutes governing the Ohio cash advance product. The Company has not made a final determination concerning the closure of any Ohio locations.  It is, however, planning to offer alternative products and services under other provisions in Ohio law in at least a portion of its Ohio locations if the referendum described below is unsuccessful. This could significantly reduce the number of potential store closures; however, in such event, the Company will closely monitor the ongoing viability of such alternative products and services.  The Company is also supporting a referendum for the November 2008 Ohio elections that will provide Ohio voters the opportunity to overturn key provisions of the recently adopted legislation.  The Company expects to make further determinations concerning its Ohio operations during the fourth quarter following the national election.
     On July 26, 2008, the Department of Banking in Pennsylvania announced a change in its policies relating to the online offering of cash advance products by companies not located in that state. The Company anticipates that changes announced by the Department of Banking in Pennsylvania related to its online offering of cash advance products will likely lead to the discontinuation of the product in that state early in 2009. Similarly, the State of Minnesota has announced changes in its governance of online cash advance products which could cause a material change to the economics of the product in that state late in 2008. In both cases the Company is reviewing these changes and related State laws to determine if alternatives exist to continue to offer economically feasible products to customers in those markets.
Executive Change-in-Control Severance Agreement with Timothy S. Ho. Timothy S. Ho, the President of the Company’s Internet Services Division, has entered into an Executive Change-in-Control Severance Agreement with the Company, effective as of October 23, 2008. This agreement provides that if Mr. Ho is terminated other than for cause within twenty-four months after a “change in control” of the Company (as that term is defined in the agreement), then he or she will be entitled to (1) earned and unpaid salary, (2) a pro-rated portion of the target bonus under the existing bonus plan based on the number of months employed during the year, (3) a lump sum equal to two times the executive’s annual salary, (4) a lump sum equal to two times the greater of (i) the target bonus for the year, or (ii) the actual bonus for the preceding year, (5) immediate vesting of any outstanding unvested cash-based and equity-based long-term incentive awards, (6) continued health benefits for twenty-four months, and (7) executive placement services from an executive search/placement firm. In addition, the Company would be obligated to pay the officer an amount sufficient to cover the costs of any excise tax that may be triggered by the payments referred to in the preceding sentence, together with an amount sufficient to cover his or her additional state and federal income, excise, and employment taxes that may arise on this additional payment. Mr. Ho’s agreement, which is in substantially the same form as the Executive Change-in-Control Severance Agreements between the Company and its other senior officers, is filed as an exhibit to this Report.
Amendment of Asset Purchase Agreement with The Check Giant, LLC and Payment of Supplemental Payment. On October 31, 2008, the Company and The Check Giant, LLC (“TCG”) amended the purchase agreement with TCG to modify the payment provisions relating to the fifth supplemental payment due in November 2008. The amendment provides that the Company will make 50% of the fifth supplemental payment in cash as soon as practicable after the effectiveness of the amendment, and defer the remainder until March 31, 2009, with a deferral fee of 15% per annum on the deferred portion. At its election, the Company may make the deferred payment between December 15 and 31, 2008. The Company, through its wholly-owned subsidiary Cash America Net Holdings, LLC, will pay the first portion of this supplemental payment, in the amount of approximately $34.7 million, in cash in early November 2008.
     This supplemental payment, and the prior such payments, are related to the Company’s purchase of substantially all of the assets of TCG pursuant to the terms of the asset purchase agreement dated July 9, 2006, as amended on September 15, 2006, May 4, 2007 and October 31, 2008. At the time of the acquisition, TCG offered short-term cash advances over the internet under the name “CashNetUSA.” In the asset purchase agreement, the Company agreed to make up to five supplemental earn-out payments at scheduled times during the two year period after the closing of the purchase, which occurred September 15, 2006. The fifth supplemental payment, half of which will be paid in early November 2008, was based on a 5.0 times multiple of consolidated earnings attributable to CashNetUSA’s business for the twelve months ended September 30, 2008, the date for determining this supplemental payment, as described more fully in the asset purchase agreement, and was adjusted for amounts previously paid. As of September 30, 2008, the Company has accrued approximately $69.5 million for the total fifth supplemental payment. The Company previously made supplemental payments of approximately $33.8 million, $43.4 million and $63.2 million for the twelve month periods ending December 31, 2006, September 30, 2007 and March 31, 2008, respectively. The Company made no supplemental payment for the twelve-month period ending March 31, 2007.
Item 6. Exhibits

2.1	Amendment No. 3 dated October 31, 2008 to Asset Purchase Agreement between the Company and The Check Giant, LLC and its members and subsidiaries

10.1	Executive Change-in-Control Severance Agreement dated October 23, 2008 between the Company and Timothy S. Ho

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CASH AMERICA INTERNATIONAL, INC. (Registrant)
By:	/s/ Thomas A. Bessant, Jr.
Thomas A. Bessant, Jr.
Executive Vice President and Chief Financial Officer

Date: October 31, 2008