Form 10-K
period 2008-12-31
CASH AMERICA INTERNATIONAL INC
filed 2009-02-27
CIK 807884

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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
     Yes ☐                No ☑
     The aggregate market value of 28,117,012 shares of the registrant’s Common Stock held by non-affiliates on June 30, 2008 was approximately $871,627,372.
     At February 11, 2009 there were 29,523,723 shares of the registrant’s Common Stock, $.10 par value, issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive Proxy Statement pertaining to the 2009 Annual Meeting of Shareholders are incorporated herein by reference into PART III of this Form 10-K.

CASH AMERICA INTERNATIONAL, INC.
YEAR ENDED DECEMBER 31, 2008
INDEX TO FORM 10-K

PART I
Item 1. Business	1
Item 1A. Risk Factors	16
Item 1B. Unresolved Staff Comments	20
Item 2. Properties	21
Item 3. Legal Proceedings	22
Item 4. Submission of Matters to a Vote of Security Holders	23

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	24
Item 6. Selected Financial Data	26
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations	27
Item 7A. Quantitative and Qualitative Disclosures about Market Risk	61
Item 8. Financial Statements and Supplementary Data	63
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	102
Item 9A. Controls and Procedures	102
Item 9B. Other Information	102

PART III
Item 10. Directors, Executive Officers and Corporate Governance	102
Item 11. Executive Compensation	103
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	103
Item 13. Certain Relationships and Related Transactions, and Director Independence	103
Item 14. Principal Accounting Fees and Services	103

PART IV
Item 15. Exhibits, Financial Statement Schedules	103

SIGNATURES	104
EX-10.5
EX-10.7
EX-10.8
EX-10.9
EX-10.14
EX-10.16
EX-10.18
EX-10.22
EX-10.24
EX-10.27
EX-10.28
EX-10.31
EX-10.32
EX-10.33
EX-10.34
EX-21
EX-23
EX-31.1
EX-31.2
EX-32.1
EX-32.2

PART I
ITEM 1. BUSINESS
General
          Cash America International, Inc. (the “Company”) provides pawn loans, short-term cash advances, check cashing services and other specialty financial services to individuals. The Company also sells merchandise in its pawnshops, primarily personal property that has been forfeited in connection with its pawn lending operations.
          The Company was incorporated in 1984 to engage in the business of owning and operating pawnshops. Since its formation, the Company has significantly broadened the scale and geographic scope of its pawn operations so that, as of December 31, 2008, it was the nation’s largest provider of pawn loans and, it believes, is the largest operator of pawnshops in the world. The Company also has expanded its financial services offerings by offering cash advances and other specialty financial services.
          As of December 31, 2008, the Company operated 501 pawnshops in 22 states throughout the United States (including 15 pawnshops that are franchises). Most of the Company’s pawnshops located in the U.S. operate under the “Cash America” trade name; 43 pawnshops (located in Arizona, California, Nevada and Washington) operate under the “SuperPawn” trade name. In addition, the Company is the majority owner of the company operating pawn shops under the name of “Prenda Fácil”, which, as of December 31, 2008, included 112 pawn lending locations in central and southern Mexico.
          The Company offers unsecured cash advances through 431 of its pawnshops, in 74 standalone Cash America Payday Advance locations, in 174 locations operated by its wholly-owned subsidiary Cashland Financial Services, Inc. under the “Cashland” trade name, and, since September 2006, over the internet under the trade name “CashNetUSA” at www.cashnetusa.com in the United States. In July 2007, the Company began offering short-term unsecured loans to customers who reside throughout the United Kingdom through its internet platform under the trade name “QuickQuid” at www.quickquid.co.uk.
          Through its wholly-owned subsidiary Mr. Payroll Corporation (“Mr. Payroll”), the Company offers check cashing services through 128 franchised and five company-owned check cashing centers.  Many of the Company’s pawn and cash advance locations also offer check cashing services and other retail financial services such as stored-value cards, money orders and money transfers.
          On July 23, 2008, the Company, through a wholly-owned subsidiary, Primary Cash Holdings, LLC (now known as Primary Innovations, LLC, or “PI”), purchased substantially all the assets of Primary Business Services, Inc., Primary Finance, Inc., Primary Processing, Inc. and Primary Members Insurance Services, Inc. (collectively, “PBSI”), a group of companies in the business of, among other things, providing loan processing services for, and participating in receivables associated with, a bank issued line of credit made available by the bank on certain stored-value debit cards the bank issues.
          Since its inception, the Company has grown by acquiring existing pawnshops and establishing new ones in locations that can benefit from its centralized management and standardized operations. The Company has pursued a similar strategy for acquiring and establishing cash advance locations since 2003. With both pawnshops and cash advance locations, the Company seeks to increase its share of the consumer loan business and concentrate multiple lending locations in regional and local markets in order to expand market penetration, enhance name recognition and reinforce marketing programs. The Company intends to continue this strategy for acquiring and establishing new lending locations oriented to pawn lending locations, and intends to offer new products and services at its physical lending locations in order to meet the growing financial services needs of its customers.

          The Company began offering cash advances online with its acquisition of CashNetUSA in September 2006. The Company is also actively pursuing strategies to increase and enhance its online presence, including the entrance of various international markets, the use of joint cooperative marketing agreements to reach additional customers and the introduction of longer term installment loan products with the goal of becoming the premier online direct provider of short term loans. The Company also intends to offer new products and services that complement its specialty financial services and to meet the growing financial services needs of its customers both at its physical lending locations and online.
          Recent Developments.
Prenda Fácil Acquisition. On December 16, 2008, the Company acquired 80% of the outstanding stock of Creazione Estilo, S.A. de C.V., SOFOM, E.N.R., a Mexican sociedad anónima de capital variable, sociedad financiera de objeto múltiple, entidad no regulada (“Creazione”), which, as of December 31, 2008, operates a chain of 112 pawnshops in Mexico under the name “Prenda Fácil.”   The Company paid an aggregate initial consideration of $90.5 million, net of cash acquired, of which $82.6 million was paid in cash, including acquisition costs of approximately $3.4 million. The remainder of the initial consideration was paid in the form of 391,236 shares of the Company’s common stock with a fair value of $7.9 million as of the closing date. The Company also agreed to pay a supplemental earn-out payment in an amount based on a five times multiple of the consolidated earnings of Creazione’s business as specifically defined in the Stock Purchase Agreement (generally Creazione’s earnings before interest, income taxes, depreciation and amortization expenses) for the twelve month period ending June 30, 2011, reduced by amounts previously paid.  If the calculation of the supplemental payment produces an amount that is zero or less, there would be no supplemental payment. This supplemental payment is expected to be paid in cash on or before August 15, 2011.  The Company is operating the Prenda Fácil pawnshops through its Retail Services Division, and is including the activities of Prenda Fácil in the results of its pawn lending segment.
          Primary Innovations Acquisition. On July 23, 2008, the Company, through a wholly-owned subsidiary, Primary Cash Holdings, LLC (now known as Primary Innovations, LLC, or “PI”), purchased substantially all the assets of Primary Business Services, Inc., Primary Finance, Inc., Primary Processing, Inc. and Primary Members Insurance Services, Inc. (collectively, “PBSI”), a group of companies in the business of, among other things, providing loan processing services for, and participating in receivables associated with, a bank issued line of credit made available by the bank on certain stored-value debit cards the bank issues. The Company paid approximately $5.6 million in cash, of which approximately $4.9 million was used to repay a loan that the Company had made to PBSI and approximately $0.3 million related to transaction costs. The Company also agreed to pay up to eight supplemental earn-out payments during the four-year period after the closing. The amount of each supplemental payment is to be based on a multiple of 3.5 times the consolidated earnings attributable to PI’s business for a specified period (generally 12 months) preceding each scheduled supplemental payment, reduced by amounts previously paid. Substantially all of these supplemental payments will be accounted for as goodwill. The first supplemental payment is due in April 2009, and, under the terms of the purchase agreement, shall not be less than $2.7 million. The activities of PI are included in the results of the Company’s cash advance segment.
          Regulatory Developments. During the second quarter, the Company announced the potential closure of up to 139 cash advance locations in Ohio due to legislation adopted by the Ohio legislature in May 2008 that made changes to the statutes governing the Ohio cash advance product. In June 2008, the Governor of Ohio signed the new legislation into law. This new law capped the annual percentage rate, as defined in the statute (“APR”), on payday loans in Ohio at 28%, which significantly reduced the revenue and profitability of that product in Ohio, effectively eliminating the Company’s ability to offer that particular product in Ohio. Upon the new law becoming effective in the fourth quarter of 2008, the Company’s online business and its Ohio storefronts, including the remaining Ohio Cashland locations, began offering customers short-term unsecured loans governed by the Ohio Second Mortgage Loan statute, and most of the remaining Ohio Cashland locations also began offering gold buying services. The Company is closely evaluating the success and viability of such alternative products and services.

           On July 26, 2008, the Pennsylvania Department of Banking (“PDOB”) issued a notice announcing a “change in policy,” effective February 1, 2009. The notice concluded that out-of-state lenders such as the Company were lending “in” Pennsylvania. Accordingly, the notice purported to subject such lenders to the licensing requirements of the Pennsylvania Consumer Discount Company Act (the “CDCA”), which sets the maximum permissible interest at a level well below the interest rate the Company charges on its online cash advance loans. On January 8, 2009, the Company brought suit against the PDOB in Pennsylvania Commonwealth Court, arguing that the notice was invalid because it was adopted in violation of applicable procedural requirements and because it conflicted with the plain language of the CDCA. After a hearing on the Company’s initial request for a preliminary injunction, the judge expressed the view that the matter should be heard by all the judges of the Commonwealth Court. Accordingly, the Company agreed to stay its request for a preliminary injunction, and the Court scheduled a final injunction hearing for April 1, 2009. As a part of these proceedings, the PDOB filed a counterclaim against the Company seeking a declaratory judgment that the Company’s online lending activities to Pennsylvania consumers is not authorized by Pennsylvania law, however, the PDOB represented that it “has no intent to pursue a retroactive financial remedy” against the Company or any similarly situated lender for loans made prior to the date of the ultimate decision in this case. The Company is actively pursuing its original claim and will vigorously defend the PDOB’s counterclaim, which the Company believes is without merit. The Company does not expect a final decision in this case prior to the summer of 2009. However, there can be no assurance as to the timing of the decision or the ultimate decision on the merits.
          Similarly, on September 5, 2008, the Minnesota Department of Commerce (the “Department”) announced a change in its governance of online cash advance products that could have caused a material change to the economics of the product offered in that state. On November 5, 2008, a trade association filed a petition against the Department seeking for the Department to cease the planned application of this new policy change due to the Department’s failure to comply with the requisite procedures for promulgating new rules. On November 26, 2008, the Minnesota Office of Administrative Hearings issued an order requiring the Department to cease enforcement of their September 5, 2008 policy change. The Department has not taken any further action on this matter as of the date of this report.
          The Company’s principal executive offices are located at 1600 West 7th Street, Fort Worth, Texas 76102-2599, and its telephone number is (817) 335-1100. As used in this report, the term “Company” includes Cash America International, Inc. and its subsidiaries, unless the context otherwise requires.
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
          The Company contracts for a finance and service charge to compensate it for the use of the funds loaned and to cover direct operating expenses related to the transaction. The finance and service charge is typically calculated as a percentage of the pawn loan amount based on the size and duration of the transaction, in a manner similar to which interest is charged on a bank loan, and generally ranges from 12% to 300% annually, as permitted by applicable state pawnshop laws. These finance and service charges contributed approximately 17.9% of the Company’s total revenue in 2008, 17.3% in 2007 and 21.5% in 2006. The amounts of these charges are disclosed to the customer on the pawn ticket.
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
          With regard to the Company’s foreign pawn operations, the principal form of collateral accepted by the Company is gold jewelry. The amount that the pawnshop is willing to finance in a pledge of gold jewelry is typically based on a fixed amount per gram of the gold content of the pledged property. Similar to domestic operations, fluctuations in gold prices historically have affected the amount that the pawnshop is willing to lend against an item. A sustained increase or decrease in the market price of gold can cause a related increase or decrease in the amount of the pawnshop’s loan portfolio and related finance and service charge revenue. Pawn loans at the Company’s Mexico operations are generally made for a term of four weeks, with charges of approximately 12% per month. The collateral is held through the term of the loan, and, in the event that the loan is not repaid or renewed on or before maturity, the unredeemed collateral is disposed of on behalf of the customer in satisfaction of all fees and charges and to repay the principal amount loaned. If the amounts received upon disposition of forfeited collateral are in excess of the principal amount of the loan, all accrued fees and charges and disposition expenses, the excess is held by the Company subject to being reclaimed by the borrower for a period of time, generally 6 months.
          For domestic and foreign pawn operations, the recovery of the amount advanced and the realization of a profit on the disposition of merchandise depends on the Company’s initial assessment of the property’s estimated disposition value when the pawn loan is made. While the Company has historically realized profits when disposing of merchandise, the improper assessment of the disposition value could result in the disposition of the merchandise for an amount less than the loan amount. For 2008, 2007 and 2006, the Company experienced profit margins on disposition of merchandise of 36.6%, 37.8% and 38.7%, respectively. Changes in gold prices generally will also increase or decrease the disposition value of jewelry items acquired in pawn transactions and could enhance or adversely affect the Company’s profit or recovery of the carrying cost of the acquired collateral.
          At December 31, 2008, the Company had approximately 1.4 million outstanding pawn loans (including 1.2 million domestic and 0.2 million foreign) totaling $168.7 million, ($152.1 million domestic and $16.7 million foreign) with an average of approximately $120 per loan outstanding ($125 domestic and $90 foreign).
          Presented below is information with respect to pawn loans made, acquired, and forfeited for the U.S and foreign pawn lending operations for the years ended December 31, 2008, 2007 and 2006. The foreign loan activity is for the 14 days in 2008 following the closing of the transaction and has an insignificant effect on the amounts shown below as loans made, repaid, renewed or forfeited (dollars in thousands):

	2008	2007	2006
Loans made, including loans renewed	$594,815	$514,797	$474,046
Loans acquired	18,497	607	4,365
Loans repaid	(247,332)	(218,920)	(210,177)
Loans renewed	(99,178)	(79,751)	(78,942)
Loans forfeited for disposition	(234,605)	(206,798)	(177,188)
Effect of exchange rate translation	(769)	—	—

Net increase in pawn loans outstanding	$31,428	$9,935	$12,104

          Merchandise Disposition Activities. The Company sells merchandise that pawn customers forfeit when they do not repay or renew their pawn loans. The Company sells most of this merchandise at its pawnshops, but also disposes of some items through wholesale sources, over the internet, or, in the case of some gold jewelry, through a major gold bullion bank. Its pawnshops also sell used goods purchased from the general public and some new merchandise, principally accessory merchandise that complements and enhances the marketability of items such as tools, consumer electronics and jewelry. For the year ended December 31, 2008, $306.7 million of merchandise was added to merchandise held for disposition, of which $234.6 million was from loans not repaid, $72.1 million was purchased from customers and vendors, and $44,000 was added through acquisitions of pawnshops. Proceeds from disposition of merchandise contributed 45.2% of the Company’s total revenue in 2008, 42.7% in 2007 and 48.1% in 2007.
          While the Company offers refunds and exchanges for certain merchandise items, it does not provide its customers with express warranties on used merchandise; however, the Company offers customers a 30-day satisfaction guarantee, whereby customers can return merchandise and receive a full refund, a replacement item of comparable value or store credit. Customers may purchase merchandise on a layaway plan under which the customer makes an initial cash deposit representing a small portion of the disposition price and pays the balance in regularly scheduled, non-interest bearing payments. The Company segregates the layaway item and holds it until the customer has paid the full disposition price. If the customer fails to make a required payment, the item is placed with the other merchandise held for disposition. At December 31, 2008, the Company held approximately $8.8 million in customer layaway deposits.

          The Company provides an allowance for valuation and shrinkage of its merchandise. The amount of this allowance is based on management’s evaluation of factors such as historical shrinkage and the quantity, composition and age of merchandise on hand. At December 31, 2008, total pawn operations merchandise on hand was $109.5 million, after deducting an allowance for valuation and shrinkage of merchandise of $0.7 million.
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
          In a typical cash advance transaction, a customer executes a promissory note or other repayment agreement generally supported by that customer’s personal check or authorization to debit the customer’s checking account via an Automated Clearing House (“ACH”) transaction.  Customers may repay the amount due from the cash advance either with cash, by allowing their check to be presented for collection, or by allowing their checking account to be debited via an ACH transaction.  Collection activities are an important aspect of the cash advance product offering due to the high incidence of unpaid balances beyond stated terms.  The Company operates centralized collection centers to coordinate a consistent approach to customer service and collections.
          The Company provides services in connection with single payment cash advances originated by independent third-party lenders, whereby the Company acts as a credit services organization on behalf of consumers in accordance with applicable state laws (the “CSO program”). The CSO program includes arranging loans with independent third-party lenders, assisting in the preparation of loan applications and loan documents, and accepting loan payments. To assist the customer in obtaining a loan through the CSO program, the Company also, as part of the credit services it provides to the customer, guarantees, on behalf of the customer, the customer’s payment obligations to the third-party lender under the loan. A customer who obtains a loan through the CSO program pays the Company a fee for the credit services, including the guaranty, and enters into a contract with the Company governing the credit services arrangement. Losses on cash advances acquired by the Company as a result of its guaranty obligations are the responsibility of the Company. As of December 31, 2008, the CSO program was offered in Texas and Maryland. In July 2008, the Company discontinued offering the CSO program to customers in Florida and began underwriting its own loans pursuant to the Florida deferred presentment statute.
          The Company offers short-term unsecured cash advances in many of its pawnshops, in standalone Cash America Payday Advance and Cashland locations, and, since its acquisition of CashNetUSA in September 2006, over the internet.   As of December 31, 2008, a cash advance product was available in 679 total locations, including 431 pawnshop locations and 248 standalone cash advance locations, and the internet lending operations had cash advances outstanding in 33 states and in the United Kingdom.  Cash advance products offered under the CSO program were available at 249 locations and through the CashNetUSA website.
          In connection with the Company’s card services business, the Company provides marketing and loan processing services for a third-party bank issued line of credit made available by the bank on certain stored-value debit cards the bank issues (“Processing Program”).  The Company also acquires a participation interest in the receivables generated by the bank in connection with the Processing Program. The Company classifies revenue from its participation interest in the receivables generated by the third-party lending bank, as well as marketing, processing and other miscellaneous fee income generated from its card services business as cash advance fees.

          Although cash advance transactions may take the form of loans or deferred check deposit transactions, this report refers to cash advances originated both by the Company and by third-party lenders under the CSO program and the Processing Program as “cash advances” for convenience.  Cash advance fees earned by the Company contributed approximately 35.4% of the Company’s total revenue in 2008, 38.2% in 2007 and 28.1% in 2006.
          If the Company collects a delinquent amount that exceeds the amount it has acquired as a result of its guaranty to third-party lenders, the Company is entitled to the excess when collected.  Since the Company may not succeed in collecting all of its delinquent accounts, it records an accrual for amounts estimated to be adequate to absorb credit losses from cash advances in the aggregate cash advance portfolio, including those it expects to acquire as a result of its guaranty obligations.  As of December 31, 2008, $140.5 million of combined gross cash advances was outstanding, including $35.2 million owned by the third-party lenders that is not included in the Company’s consolidated balance sheets.  An allowance for losses of $21.5 million has been provided in the consolidated financial statements.  The Company also provided accrued losses for third-party owned portfolios of $2.1 million at December 31, 2008, which is included in “Accounts payable and accrued expenses” in the accompanying consolidated balance sheet.  See Item 8. Financial Statements and Supplementary Data, Note 4 of “Notes to Consolidated Financial Statements.”
          Presented below is information with respect to the cash advance product for the years ended December 31, 2008, 2007 and 2006:

	2008	2007	2006
Locations offering cash advances at end of year	679	735	720
On behalf of the Company	430	416	406
On behalf of the third-party lenders	249	319	314
Amount of cash advances written (in thousands)	$2,076,575	$2,024,927	$1,177,763

On behalf of the Company	$1,373,642	$1,370,167	$817,186
On behalf of the third-party lenders	$702,933	$654,760	$360,577
Amount of cash advances assigned by the third-party lenders (in thousands)	$114,877	$93,611	$33,760

Average cash advance amount written	$433	$413	$381
Number of foreign countries with online lending at end of period	1	1	—
Check Cashing and Other Services
          The Company provides check cashing and other financial services through its Mr. Payroll and Cashland subsidiaries and through many of its pawnshop and payday advance locations. Other financial services include the sale of stored-value cards, money orders and money transfers, among others. As of December 31, 2008, Mr. Payroll’s operations consisted of 128 franchised and five company-owned check cashing centers in 16 states. Each Mr. Payroll franchisee pays royalties to Mr. Payroll based on the gross revenues of check cashing services provided within the franchisee’s facility. Cashland provides check cashing in all 174 of its cash advance locations. Aggregate check cashing fees, royalties and other income were 1.5% of the Company’s total revenue in 2008, 1.8% in 2007, and 2.3% in 2006.
Financial Information on Segments and Areas
          Additional financial information regarding the Company’s revenues and assets by each of its three operating segments is provided in Note 17 of “Notes to Consolidated Financial Statements.”

Operations
          The Company’s domestic operations are organized into two divisions: the Retail Services Division, which operates all of the physical lending locations and the Internet Services Division, which operates the Company’s online lending activities. Each Division is headed by a Division President who reports to the Chief Executive Officer. The Company’s administrative functions are coordinated by nine Senior Vice Presidents and 24 Vice Presidents of various departments located at the Company’s Field Support Center in Fort Worth, Texas and in its home office for the Internet Services Division in Chicago, Illinois. The Company also has five Region Vice Presidents responsible for overseeing geographical operating regions in the Company’s Retail Services Division. A leadership management team comprised of the Chief Executive Officer, the President of the Retail Services Division, the President of the Internet Services Division, the Chief Financial Officer and the General Counsel of the Company is responsible for establishing and maintaining the strategic direction of the Company, including assessment of activities related to corporate goals and objectives. The Company’s foreign operations are managed by an advisory board of six directors.
          Retail Services – Unit Management. The President of the Retail Services Division oversees the operations of all of the Company’s location-based pawn and cash advance lending operations in both the pawn lending segment and the cash advance segment. Each pawn and cash advance lending location has a unit manager who is responsible for supervising its personnel and assuring that it is managed in accordance with Company guidelines, policies and procedures. Each unit manager reports to a Market Manager, who typically oversees approximately ten unit managers. This operating division consists of five geographic operating regions, each of which is managed by a Region Vice President. Each Market Manager reports to one of the Company’s 11 Regional Operations Directors, and the Regional Operations Directors each report to a Region Vice President.
          International Pawn Activities. Prenda Fácil is a chain of pawnshops located throughout central and southern Mexico in which the Company has a majority ownership. The business is primarily managed by its two senior executive officers who collectively own the remaining 20% of Prenda Fácil not acquired by the Company. The management team is segmented into six geographic regions managed by Operations Directors. Each geographic region has between 15 and 30 locations. Within the regions there are market managers with direct store management responsibilities of between five and ten locations. The Prenda Fácil management team reports to a six member advisory board comprised of the two senior executives who collectively own 20% of Prenda Fácil, as well as the Company’s Chief Executive Officer, the President of the Retail Services Division, the Chief Financial Officer and one of the Company’s Region Vice Presidents.
          Internet Services. CashNetUSA is managed by the President of the Internet Services Division. The management team consists of two Senior Vice Presidents and five Vice Presidents responsible for different areas of CashNetUSA’s operations. All of these officers except one Vice President report directly to the President of the Internet Services Division. The President of the Internet Services Division is also responsible for overseeing and managing the business of Primary Innovations, LLC, the Company’s stored-value card based business.
          Trade Names. The Company operates its locations under the trade names “Cash America,” “Payday Advance,” “Cashland,” “Mr. Payroll,” “SuperPawn,” “CashNetUSA”, “QuickQuid” and “Prenda Fácil.” The Company’s marks “Cash America,” “Cashland,” “SuperPawn,” “Cash When It Counts,” “CashNetUSA” and “Mr. Payroll” are registered with the United States Patent and Trademark Office. The mark “Prenda Fácil” is registered with the Mexican Industrial Property Institute.
          Personnel. At December 31, 2008, the Company employed 5,587 persons in its operations, of whom 618 were in executive and administrative functions. In addition, a third-party, Huminal, S.A. de C.V., a Mexican sociedad anónima de capital variable (“Huminal”), employs 416 persons who provide full-time services to Prenda Fácil, a chain of pawnshops in which the Company has a majority interest.

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
Future Expansion
          The Company has expanded both by acquiring existing pawnshops and cash advance locations (collectively referred to as “lending locations”) from others and by establishing new start-up locations. The Company intends to continue to increase the number of lending locations oriented more specifically to pawn lending locations. Its business strategy is to continue expanding its lending business within its existing geographic markets and into other markets that meet its risk/reward considerations. Management believes that such expansion will continue to provide economies of scale in supervision, purchasing, administration and marketing by decreasing the overall average cost of such functions per unit owned. By concentrating multiple lending units in regional and local markets, the Company seeks to expand market penetration, enhance name recognition and reinforce marketing programs.
          Since acquiring CashNetUSA, the Company is also actively exploring strategies to increase and enhance its online presence, with the goal of becoming the premier online cash advance provider. The Company continues to evaluate new markets in which to establish its online presence, similar to its entry into the United Kingdom during 2007. The Company also recently began testing an online installment loan product in the States of New Mexico and Illinois. The Company intends to continue evaluating and offering new products and services that complement its specialty financial services both at its physical lending locations and online in order to meet the growing financial services needs of its customers.
          When considering acquiring an existing lending location, the Company evaluates the annual volume of loan transactions at that location, the carrying cost of merchandise, outstanding loan balances and lease terms of the facility or, if it is to be purchased, the facility’s fair market value. When considering the startup of a new lending location, the Company evaluates the location of the prospective site, whether conditions in the surrounding community indicate a sufficient level of potential customers, and whether a suitable facility is available on acceptable terms.
          A new pawnshop can be ready for business within four to six weeks and a new cash advance location can be ready within two to four weeks after the Company has leased or acquired a suitable location and obtained a license. The finish-out of a new location includes the completion of counters, installation of vaults and a security system and, for pawnshop locations, the transfer of merchandise from other locations. The approximate start-up costs, which consist of the investment in property and equipment, for recently established pawnshops have ranged from $385,000 to $410,000, with an average estimated cost per location of approximately $400,000 in 2008. The costs associated with start-up pawnshops in Mexico are estimated to be between $30,000 and $50,000 per shop at current exchange rates. The costs for start-up shops in Mexico are less than domestic start-up costs primarily due to the smaller size of the Mexico pawnshops and lower labor costs. These start-up amounts do not include merchandise transferred from other locations, funds to advance on pawn loans and cash advances or operating expenses. The start-up costs for recently established cash advance locations have ranged from $75,000 to $150,000. The Company currently has no intention to actively pursue additions of cash advance locations.
          The Company’s expansion program is subject to numerous unpredictable factors, such as the availability of attractive acquisition candidates or sites on suitable terms, market conditions in the pawn or cash advance business, general economic conditions and other factors described in Item 1A – “Risk Factors” of this report. Among the primary factors that could affect the Company’s future planned expansion are:
•	Statutory Requirements. The Company’s ability to add start-up locations depends on the Company’s ability to obtain all necessary licenses required to open. In addition, the current statutory and regulatory environment of some states renders expansion into those states impractical. See “Business – Regulation.”

•	Availability of Real Estate. The Company’s ability to add start-up locations is subject to locating satisfactory real estate sites on terms and conditions acceptable to the Company. Factors that could limit the availability of acceptable real estate sites could include changes in general economic conditions, increases in real estate values or market rents, increases in competition for suitable real estate, changing demographics in surrounding areas, restrictive zoning or sign ordinances, limited visibility or accessibility to public streets, and excessive finish-out costs, among other factors.

•	Competition. Several competing pawnshop and cash advance companies are also pursuing expansion and acquisition programs. A number of smaller companies and private equity firms have also entered the market. While the Company believes that it is the largest pawnshop operator in the United States, and one of the largest cash advance operators, there can be no assurance that it will be more successful than its competitors in pursuing acquisition opportunities and securing attractive start-up locations. Increased competition could also increase prices for attractive acquisition candidates, and could also adversely affect the performance of potential acquisition targets.

•	Availability of Qualified Unit Management Personnel. The Company’s ability to expand may also be limited by the availability of qualified unit management personnel. While the Company seeks to train its existing personnel to enable those capable to assume management positions, there can be no assurance that sufficient qualified personnel will be available to satisfy the Company’s needs with respect to its planned expansion.

•	Capital Requirements. In some states, the Company is required by law to maintain a minimum amount of certain unencumbered net assets per licensed location. The Company’s expansion plans will therefore be limited in these states to the extent the Company is able to maintain these required levels of unencumbered net assets. At present, these requirements do not limit the Company’s growth opportunities.
Competition
          While pawnbroking is a time-honored industry, the pawnshop industry in the United States remains very fragmented, with approximately 10,000 to 15,000 stores nationwide. Most pawnshops are owned by independent operators. The three largest publicly traded pawnshop companies operate approximately 1,000 total pawnshops in the United States. Management continues to believe that the Company can achieve economies of scale and increased operating efficiencies by increasing the number of stores under operation and utilizing modern point-of-sale systems and proven operating methods.
          While the cash advance industry has grown at a rapid rate in the past several years, its growth has begun to moderate.  Management believes that the principal competitive factors in the cash advance industry are location, customer service, and convenience.  In addition, the Company competes with financial institutions, such as banks and consumer finance companies, which generally lend on an unsecured as well as a secured basis. Other lenders may and do lend money on terms more favorable than those offered by the Company.  According to the Community Financial Services Association’s web site, industry analysts estimate that there are more than 22,000 cash advance locations across the United States.  Management believes that opportunities for growth are limited at the storefront level and has elected to concentrate its efforts on the online distribution platform for growth in its cash advance business. While management believes that the Company is a major provider in the distribution of the cash advance product via the internet, it is difficult to determine exactly how much of the market it provides since all other providers are privately held.
          The pawnshop industry in Mexico is substantially less developed, as compared to the United States and the industry is fragmented, but less so than in the United States. According to a recent survey by governmental agencies in Mexico, 57% of Mexico City inhabitants reported using pawn shop services at least once during 2007.  This high incidence of use has promoted significant growth in the number of pawnshops servicing Mexico over the last four years, from approximately 1,850 in 2004 to 4,500 in 2008.  These locations are owned by independent operators and chains, including some owned by not-for-profit organizations.  A large percentage of the population in Mexico is unbanked or underbanked and has limited access to consumer credit. The pawn industry is in more of an expansion stage in Mexico than in the United States.  The Company anticipates significant opportunity for expansion in Mexico due to the large potential consumer base and limited competition in the country.
Regulation
          The Company’s operations are subject to extensive regulation, supervision and licensing under various federal, state and local statutes, ordinances and regulations. (For a geographic breakdown of operating locations, see “Properties.”)
          Pawnshop Regulations
          The Company’s pawnshops are regulated by the states in which they are located, and generally must be licensed by the state. The statutes and regulations applicable to pawnshops vary from state to state. In general, however, these statutes and regulations establish licensing requirements for pawnbrokers and pawnshops and regulate various aspects of the pawn loan, such as the service charges and interest rates that a pawnshop may charge, the maximum amount of a pawn loan, the minimum and/or maximum term of a pawn loan, the content and format of the pawn ticket, and the length of time after a loan default that a pawnshop must hold a pawned item before disposing of it. Some states require that pawn borrowers be notified before their pawned items can be offered for sale. Failure to observe a state’s legal requirements for pawnbroking could result, among other things, in a loss of pawn licenses in that state, the imposition of fines or refunds, and other civil and/or criminal penalties. The Company must also comply with the various disclosure requirements under the Federal Truth in Lending Act (and Federal Reserve Regulation Z under that Act) in connection with disclosing the interest, fees, total payments and annual percentage rate related to each pawn loan transaction. Additional federal regulations governing pawn operations are described in “Other Regulations Affecting Lending Operations” below. Individual states and municipalities also regulate numerous other aspects of pawnshops’ operations.
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
          Mexico law provides for administrative regulation of pawnshops such as the Prenda Fácil shops, which are organized as Multiple Purpose Financial Entities (Sociedades Financieras de Objeto Múltiple or “SOFOMS”). SOFOMS are subject to regulation by the National Commission for the Protection and Defense of Financial Services Users (“CONDUSEF”). CONDUSEF regulates the form of pawn loan contracts, consumer disclosures and certain operating procedures of SOFOMS with such regulations pertaining primarily to adequate disclosure of the terms of borrowing. Neither CONDUSEF nor the federal statute imposes interest rate caps on pawn loans. The pawn industry is subject to various regulations in the areas of tax compliance, customs, consumer protection and employment matters, among others, by various federal, state and local governmental agencies. Additionally, certain states have pawn statutes that require pawnshops to be licensed and regulate certain aspects of a pawn operation such as rate, pawn tickets and other terms of the pawn transaction. Generally, federal regulations are intended to control over the state statutes with respect to the pawn operations of SOFOMS.
          Cash Advance Regulations
          The Company offers cash advance products in most of its U.S. pawnshops, in all of its cash advance locations and over the internet.  Each state in which the Company originates cash advance products, including cash advances made online, has specific laws dealing with the conduct of this business.  The same regulations generally apply to cash advances made both in physical lending locations and online.  These laws and regulations typically restrict the amount of finance and service charges that may be assessed and limit the customer’s ability to renew or extend these cash advances.  In many instances, the regulations also limit the aggregate amount that a provider may advance (and, in some cases, the number of cash advances the provider may make) to any one customer at one time.  Cash advance lenders typically must be licensed by the state licensing authority in order to offer the cash advance product in that state.  Some states require cash advance lenders to report their customers’ cash advance activities to a state-wide database, and such lenders are generally restricted from making cash advance loans to customers who may have a certain amount of cash advances outstanding with other lenders.  Failure to observe a state’s legal requirements for cash advance lending could result, among other things, in a loss of cash advance licenses in that state, the imposition of fines or customer refunds, and other civil and/or criminal penalties. The Company must also comply with the various disclosure requirements under the Federal Truth in Lending Act (and Federal Reserve Regulation Z under that Act) in connection with disclosing the interest, fees, total payments and annual percentage rate related to each cash advance transaction.  The cash advance business is also subject to various laws, rules and guidelines relating to the procedures and disclosures needed for debiting a debtor’s checking account for amounts due via an ACH transaction.  Additionally the Company must comply with the Federal Fair Debt Collection Practices Act and similar state collection practices laws with respect to its collection activities related to cash advances.  Furthermore, with respect to online cash advances, the Company is subject to various state and federal e-signature rules mandating that certain disclosures be made and certain steps be followed in order to obtain and authenticate e-signatures. Additional federal regulations governing cash advance businesses are described in “Other Regulations Affecting Lending Operations” below.
          As of December 31, 2008, the Company made available cash advance products offered by third-party lenders in 249 of its 734 locations. Certain states require that the Company be registered or licensed under state law in order to perform the administrative services that it performs for the third-party lenders. The Company began offering the CSO program in Texas, Michigan and Florida in July 2005. The Company discontinued the CSO program in Michigan in February 2007 and in Florida in July 2008, and has

since offered only cash advances underwritten by the Company to customers in those states. In January of 2008, the Company began offering a CSO program in the state of Maryland through its online platform.
          Over recent years, regulators and legislators have increasingly scrutinized the regulatory environment in which the cash advance business operates, often focusing on creating additional regulatory restrictions for the cash advance industry. For example, during 2008, the Ohio legislature enacted a statute that limits the fees and interest that may be charged in connection with cash advances, and significantly reduces the revenue on the loans and the economics of offering the product profitably. The Company expects that similar legislation or regulation that might later be introduced federally or in some state legislatures could, if enacted, further limit or eliminate the availability of the cash advance product in some or all states, despite the significant demand for it. While the Company, along with other leaders of the cash advance industry, opposes such overly restrictive regulation and legislation, it is possible that some combination of federal and state regulation and legislation could be enacted that could restrict or eliminate the availability of cash advance products in some or all of the states in which the Company offers the cash advance product.
     In addition to the federal, state and local regulatory requirements applicable to cash advance products, the Company, as a leading member of the Community Financial Services Association of America (the “CFSA”), also adheres to the guidelines for responsible lending promulgated by the CFSA.  The CFSA is a national association of responsible lenders that encourages responsible industry practices and promotes cash advance legislation and regulation to provide cash advance customers with substantive consumer protections while preserving their access to short-term credit options. The CFSA requires its members to follow the CFSA’s guidelines for responsible lending, to promote responsible lending practices in the cash advance industry, and to ensure that customers have complete information about their loan and are treated fairly and in compliance with the laws applicable to their loan.  Among other things, the guidelines developed by the CFSA include:
•	Fully disclosing the terms of each loan, including prominent disclosure of the annual percentage rate, as required by the Federal Truth in Lending Act and applicable state laws;

•	Providing customers who are unable to repay a loan according to its original terms an opportunity, at least once in a 12-month period, to repay the loan in installments over an extended period at no extra cost;

•	Limiting the number of times a customer can extend an outstanding advance to not more than four times, and only if such extensions are allowed under applicable state law;

•	Requiring that any rates or fees charged are permitted by state or federal law;

•	Providing customers the right to rescind any cash advance transaction on or before the close of the following business day without incurring any charges on the loan;

•	Promoting responsible use of cash advances and informing customers of the intended use of the cash advance service, so that they understand which uses of this short-term loan product are appropriate; and

•	Collecting past due amounts in a professional, fair and lawful manner, and in accordance with the collection limitations contained in the Fair Debt Collection Practices Act and applicable state laws.
          Check Cashing Regulations
          The Company offers check cashing services at its Mr. Payroll branded check cashing facilities and at many of its pawnshops and cash advance locations. Some states require check cashing companies to meet minimum bonding or capital requirements and to comply with record-keeping requirements. Some states require check cashers to be licensed and the Company maintains licenses in states where it cashes checks and that require check cashing licenses.  Additionally, some states have adopted ceilings on check cashing fees, which are in excess of or equal to the fees charged by the Company. Failure to observe a state’s legal requirements for check cashing could result, among other things, in a loss of the check cashing license in that state, the imposition of fines or customer refunds, and other civil and/or criminal penalties. In addition to state regulations applicable to check cashing companies, the Company’s check cashing activities also must comply with applicable federal regulations. The principal federal regulations governing check cashing operations include the Bank Secrecy Act, the USA PATRIOT Act and the Gramm-Leach-Bliley Act, each of which are described in “Other Regulations Affecting Lending Operations” below.
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
          Since October 2007, federal law caps the annual percentage rate that may be charged on loans made to active duty military personnel and their immediate families at 36%.  This 36% annual percentage rate cap applies to a variety of loan products, including cash advances, though it does not apply to pawn loans.  The

Company does not have any loan products bearing an interest rate of 36% per annum or less, as the Company believes the losses and servicing costs associated with lending to the Company’s traditional customer base would exceed the revenue produced at that rate.  This new law did not have a material adverse effect on the Company’s financial condition or results of operations due to the relatively small number of cash advance loans extended to active duty military personnel and their immediate families.
          Beginning in May 2009, the Federal Fair and Accurate Credit Transaction Act (“FACTA”) requires the Company to adopt written guidance and procedures for detecting, preventing, and responding appropriately to mitigate, identity theft and to adopt various coworker policies, procedures, and provide coworker training and materials, that address the importance of protecting non-public personal information and aid the Company in detecting and responding to suspicious activity, including suspicious activity which may suggest a possible identity theft red flag, as appropriate. The Company has adopted a Program for Identity Theft Detection, Prevention and Mitigation with plans to train and implement the program prior to May 2009.
          Casualty insurance, including burglary coverage, is maintained for each of the Company’s locations, and fidelity coverage is maintained on each of the Company’s employees.
          Management of the Company believes its operations are conducted in material compliance with all federal, state and local laws and ordinances applicable to its business.
          The Company’s franchising activities are subject to various federal and state regulations that, among other things, mandate disclosures to prospective franchisees and other requirements.
Executive Officers of the Registrant
          The Company elects its executive officers annually. The Company’s executive officers, and information about each, are listed below. There is no family relationship between any of the executive officers.

Name	Age	Position
Daniel R. Feehan	58	Chief Executive Officer and President
Timothy S. Ho	28	President – Internet Services Division
Dennis J. Weese	45	President – Retail Services Division
Thomas A. Bessant, Jr.	50	Executive Vice President – Chief Financial Officer
J. Curtis Linscott	43	Executive Vice President – General Counsel and Secretary
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
          Timothy S. Ho became President – Internet Services Division on October 1, 2008. Mr. Ho joined CashNetUSA in January 2006 as Director of Process Development, and joined Cash America in September 2006 as Vice President of Business Development, in conjunction with Cash America’s acquisition of CashNetUSA, and served as Senior Vice President – Strategic Development-Internet Services Division from February 2008, where he oversaw the Division’s Strategy, Marketing and Analytics. Prior to joining CashNetUSA, Mr. Ho worked in program management at GE Healthcare in Milwaukee, Wisconsin. He received a Bachelor of Science in Computer Science from the University of Illinois in 2002.
          Dennis J. Weese has been the President – Retail Services Division since July 2008. He joined the Company as Executive Vice President & Chief Operating Officer – Retail Services Division in September 2007.  Prior to joining the Company, Mr. Weese was Chief Operating Officer of On The Border Mexican Grill and Cantina, a restaurant company within the Brinker International family of restaurants from July

2004 until September 2007. He also served in a number of Vice President and Director Level positions at Limited Inc. from May 2001 until July 2004, and with YUM Brands from September 1990 to May 2001. He is a graduate of the United States Military Academy, and has earned a master’s degree in business administration from Auburn University and a master’s degree in business management from the University of Central Texas.
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
          J. Curtis Linscott became Executive Vice President – General Counsel and Secretary in May 2006. He was appointed Vice President, General Counsel and Corporate Secretary in May 2005. Mr. Linscott joined the Company in 1995, serving as Associate General Counsel and Vice President – Associate General Counsel. Before joining the Company, he was in private law practice with Kelly, Hart & Hallman, P.C., Fort Worth, Texas, for five years. He received his law degree from the University of Kansas School of Law in 1990.
ITEM 1A. RISK FACTORS
          Important risk factors that could cause results or events to differ from current expectations are described below. These factors are not intended to be an all-encompassing list of risks and uncertainties that may affect the operations, performance, development and results of the Company’s business.
•	Adverse changes in laws or regulations affecting the Company’s short-term consumer loan services could negatively impact the Company’s operations. The Company’s products and services are subject to extensive regulation and supervision under various federal, state and local laws, ordinances and regulations. The Company faces the risk that restrictions or limitations resulting from the enactment, change, or interpretation of laws and regulations could negatively affect the Company’s business activities or effectively eliminate some of the Company’s current loan products. In particular, short-term consumer loans have come under increased regulatory scrutiny in recent years that has resulted in increasingly restrictive regulations and, in at least one state, legislation that makes offering such loans impractical. Some legislative or regulatory activity may limit the amount of interest and fees to levels that would not permit such loans to be feasible or limit the number of short-term loans that customers may receive or have outstanding. Regulations adopted by some states require that all borrowers of certain short-term loan products be listed on a database and limit the number of such loans a borrower may have outstanding. Other regulations limit the availability of the Company’s cash advance products to active duty military personnel. Certain consumer advocacy groups and federal and state legislators have also asserted that laws and regulations should be tightened so as to severely limit, if not eliminate, the availability of certain cash advance products to consumers, despite the significant demand for it. In particular, both the executive and legislative branches of the federal government have recently exhibited an increasing interest in debating legislation that could further regulate short-term consumer loan products. Adoption of additional federal or state regulations or legislation could restrict, or even eliminate, the availability of cash advance products in some or all of the states in which the Company offers a short term cash advance product.

In addition to state and federal laws and regulations, the Company’s business is subject to various local rules and regulations such as local zoning regulation and permit licensing. Local jurisdictions’ efforts to restrict pawnshop operations and cash advance lending through the use of local zoning and permitting laws have been on the increase. Actions taken in the future by local governing bodies to require special use permits for, or impose other restrictions on pawnshops or cash advance lenders could have a material adverse effect on our business, results of operations and financial condition.

Finally, in recent years, the cash advance industry has been subject to regulatory proceedings, class action lawsuits and other litigation concerning the offering of cash advances, and the Company could suffer losses from interpretations of state laws in those lawsuits or regulatory proceedings, even if the Company is not a party to those proceedings.

•	A sustained deterioration in the economy could reduce demand for the Company’s products and services and result in reduced earnings. A sustained deterioration in the economy could cause deterioration in the performance of the Company’s pawn loan or cash advance portfolios and in consumer demand for pre-owned merchandise such as the merchandise sold in the Company’s pawnshops. An economic slowdown could result in an increase in loan defaults in our cash advance products. During such a slowdown, the Company could be required to tighten its underwriting standards, which would reduce cash advance balances, and could face more difficulty in collecting defaulted cash advances, which could lead to an increase in loan losses. While the credit risk for much of the Company’s pawn lending is mitigated by the collateralized nature of pawn lending, a sustained deterioration in the economy could reduce the demand and resale value of pre-owned merchandise and reduce the amount that the Company could effectively lend on an item of collateral. Such reductions could adversely affect pawn loan balances, pawn loan redemption rates, inventory balances, inventory mixes and gross profit margins.

•	A decreased demand for the Company’s products and specialty financial services and failure of the Company to adapt to such decrease could adversely affect results. Although the Company’s products and services are a staple of its customer base, the demand for a particular product or service may decrease due to a variety of factors, such as regulatory restrictions that reduce customer access to particular products, the availability of competing products or changes in customers’ financial conditions. Should the Company fail to adapt to a significant change in its customers’ demand for, or access to, its products, the Company’s revenues could decrease significantly. Even if the Company does make adaptations or introduce new products to fulfill customer demand, customers may resist or may reject products whose adaptations make them less attractive or less available. In any event, the effect of any product change on the results of the Company’s business may not be fully ascertainable until the change has been in effect for some time. In particular, the Company has changed, and will continue to change, some of the cash advance products operations of the Company and the products it offers.

•	The failure of third-parties who provide products, services or support to the Company to maintain their products, services or support could disrupt Company operations or result in a loss of revenue. The Company’s cash advance revenues depend in part on the willingness and ability of unaffiliated third-party lenders to make loans to customers and with other third parties to provide services to facilitate lending and loan underwriting in both the storefront and online cash advance channels. The loss of the relationship with any of these third parties, and an inability to replace them, or the failure of these third parties to maintain quality and consistency in their programs or services could cause the Company to lose customers and substantially decrease the revenues and earnings of the Company’s cash advance business. The Company makes other non-cash advance products and services provided by various third-party vendors available to its customers. If a third-party provider fails to provide its product or service or to maintain its quality and consistency, the Company could lose customers and related revenue from those products or services. The Company also uses third parties to support and maintain certain of its communication systems and computerized point-of-sale and information systems. The failure of such third parties to fulfill their support and maintenance obligations could disrupt the Company’s operations.

•	The Company’s business depends on the uninterrupted operation of the Company’s facilities, systems and business functions, including its information technology and other business systems. The Company’s business, particularly its online business, depends highly upon its employees’ ability to perform, in an efficient and uninterrupted fashion, necessary business functions, such as Internet support, call centers, and processing and making cash advances. Additionally, the Company’s storefront operations depend on the efficiency and reliability of the Company’s point of sale system. A shut-down of or inability to access the facilities in which the Company’s online operations, storefront point of sale system and other technology infrastructure are based, such as a power outage, a failure of one or more of its information technology, telecommunications or other systems, or sustained or repeated disruptions of such systems could significantly impair its ability to perform such functions on a timely basis and could result in a deterioration of the Company’s ability to write and process online cash advances, perform efficient storefront lending and merchandise disposition activities, provide customer service, perform collections activities, or perform other necessary business functions.

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

•	The Company may be unable to protect its proprietary technology or keep up with that of its competitors. The success of the Company’s business, particularly its online business, depends to a significant degree upon the protection of its software and other proprietary intellectual property rights. The Company may be unable to deter misappropriation of its proprietary information, detect unauthorized use or take appropriate steps to enforce its intellectual property rights. In addition, competitors could, without violating the Company’s proprietary rights, develop technologies that are as good as or better than its technology. The Company’s failure to protect its software and other proprietary intellectual property rights or to develop technologies that are as good as its competitors’ could put the company at a disadvantage to its competitors. Any such failures could have a material adverse effect on the Company’s business.

•	Changes in the Company’s financial condition or continued disruption in the capital markets could reduce available capital. The Company regularly accesses the debt capital markets to refinance existing debt obligations and to obtain capital to finance growth. Efficient access to these markets is critical to the Company’s ongoing financial success; however, the Company’s future access to the debt capital markets could become restricted due to a variety of factors, including a deterioration of the Company’s earnings, cash flows, balance sheet quality, or overall business or industry prospects, a sustained disruption or further deterioration in the state of the capital markets or a negative bias toward the Company’s industry by market participants. The current disruptions and volatility in the capital markets have caused banks and other credit providers to restrict availability of new credit facilities and require higher pricing upon renewal of existing credit facilities. Our ability to obtain additional financing in the future will depend in part upon prevailing capital market conditions and the current state of the capital market may adversely affect our efforts to arrange additional financing on terms that are satisfactory to us. If adequate funds are not available, or are not available on acceptable terms, we may not be able to make future investments, take advantage of acquisitions or other opportunities, or respond to competitive challenges and this, in turn, could adversely affect our ability to advance our strategic plans. Additionally, if the capital and credit markets continue to experience volatility and the availability of funds remains limited, third parties with whom we do business may incur increased costs or business disruption and this could adversely affect our business relationships with such third parties.

•	The Company’s growth is subject to external factors and other circumstances over which the Company has limited control or that are beyond the Company’s control. These factors and circumstances could adversely affect the Company’s ability to grow through the opening and acquisition of new operating units. The Company’s expansion strategy includes acquiring existing stores and opening new ones. The success of this strategy is subject to numerous external factors, such

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
•	Media reports and public perception of short-term consumer loans as being predatory or abusive could materially adversely affect the Company’s cash advance business. In recent years, consumer advocacy groups and some media reports have advocated governmental action to prohibit or place severe restrictions on short-term consumer loans. The consumer advocacy groups and media reports generally focus on the cost to a consumer for this type of loan, which is alleged to be higher than the interest typically charged by banks to consumers with better credit histories. Though the consumer advocacy groups and media reports do not discuss the lack of viable alternatives for our customers’ borrowing needs or the comparative cost to the customer when alternatives are not available, they do typically characterize these short-term consumer loans as predatory or abusive despite the large customer demand for these loans. If the negative characterization of these types of loans becomes increasingly accepted by consumers, demand for the cash advance products could significantly decrease, which could materially affect the Company’s results of operations and financial condition. Additionally, if the negative characterization of these types of loans is accepted by legislators and regulators, the Company could become subject to more restrictive laws and regulations that could materially adversely affect the Company’s financial condition and results of operations.

•	Increased competition from banks, savings and loans, other short-term consumer lenders, and other entities offering similar financial services, as well as retail businesses that offer products and services offered by the Company, could adversely affect the Company’s results of operations. The Company has many competitors to its core lending and merchandise disposition operations. Its principal competitors are other pawnshops, cash advance companies, credit service organizations, online lenders, consumer finance companies and other financial institutions that serve the Company’s primary customer base. Many other financial institutions or other businesses that do not now offer products or services directed toward the Company’s traditional customer base, many of whom may be much larger than the Company, could begin doing so. Significant increases in the number and size of competitors for the Company’s business could result in a decrease in the number of cash advances or pawn loans that the Company writes, resulting in lower levels of revenues and earnings in these categories. Furthermore, the Company has many competitors to its retail operations, such as retailers of new merchandise, retailers of pre-owned merchandise, other pawnshops, thrift shops, online retailers and online auction sites. Increased competition or aggressive marketing and pricing practices by these competitors could result in decreased revenues, margins and turnover rates in the Company’s retail operations.

•	The Company’s earnings and financial position are subject to changes in the value of gold. A significant or sudden decline in the price of gold could materially affect the Company’s earnings. A significant portion of the Company’s pawn loans are secured by gold jewelry. The Company’s pawn service charges, sales proceeds and ability to dispose of excess jewelry inventory at an acceptable margin depend on the value of gold. A significant decline in gold prices could result in decreases in merchandise sales margins, in inventory valuations, in the value of collateral securing outstanding pawn loans, and in the balance of pawn loans secured by gold jewelry.

•	The Company is subject to impairment risk. At December 31, 2008, the Company had goodwill totaling $494.2 million, consisting of $205.0 million related to the pawn lending segment, $283.9 million related to the cash advance segment and $5.3 million related to the check cashing segment, on its Consolidated Balance Sheet, all of which represent assets capitalized in connection with the Company’s acquisitions and business combinations. Accounting for intangible assets requires significant management estimates and judgment. The Company may not realize the value of these intangible assets. Management performs periodic reviews of the carrying values of the intangible assets to determine whether events and circumstances indicate that an impairment in value may have occurred. A variety of factors could cause the carrying value of an intangible asset to become impaired. Should a review indicate impairment, a write-down of the carrying value of the intangible asset would occur, resulting in a non-cash charge, which could adversely affect our results of operations.

•	The Company’s foreign operations subject the Company to foreign exchange risk. The Company is subject to the risk of unexpected changes in foreign currency exchange rates by virtue of its loans to residents of the United Kingdom and its operations in Mexico. Our results of operations and certain of our intercompany balances associated with the Company’s United Kingdom and Mexico loans are denominated in their respective currencies and are, as a result, exposed to foreign exchange rate fluctuations. Upon consolidation, as exchange rates vary, net sales and other operating results may differ materially from expectations, and the Company may record significant gains or losses on the remeasurement of intercompany balances.

•	The Company’s operations in Mexico are subject to political or regulatory changes or significant changes in the economic environment. Significant regulatory or political changes in Mexico or changes in Mexico’s economic environment could restrict the ability of the Company to sustain or expand its operations in Mexico, which could materially adversely affect the Company’s business, prospects, results of operations and financial condition. The Company also maintains business relationships with significant third party service providers of labor and technology services. The failure of these or other key service providers to fulfill their obligations as a result of regulatory, political, economic or other factors could disrupt the Company’s operations in Mexico.

•	The failure to successfully integrate newly acquired businesses into the Company’s operations could negatively impact the Company’s performance. The Company made significant acquisitions in 2008 involving a new product line and business model as well as a significant entry into a foreign market. The Company has historically grown through strategic acquisitions and a key component of the Company’s future strategy is to continue to pursue attractive acquisition opportunities. The success of recent and future acquisitions is, and will be, dependent upon the Company effectively integrating the management, operations and technology of acquired businesses into the Company’s existing management, operations and technology platforms. The failure to successfully integrate acquired businesses into the Company’s organization could materially adversely affect the Company’s business, prospects, results of operations and financial condition.

•	Adverse real estate market fluctuations could affect the Company’s profits. The Company leases most of its locations. A significant rise in real estate prices or real property taxes could result in an increase in store lease costs as the Company opens new locations and renews leases for existing locations.

•	Other risk factors are discussed under Quantitative and Qualitative Disclosures about Market Risk.
ITEM 1B. UNRESOLVED STAFF COMMENTS
          None.

ITEM 2. PROPERTIES
          As of December 31, 2008, the Company owned the real estate and buildings for nine of its pawnshop locations. The Company’s headquarters are located in a nine-story building adjacent to downtown Fort Worth, Texas. The Company purchased its headquarters building in January 1992. CashNetUSA’s cash advance operations and call center are primarily located in leased space (114,572 square feet) in Chicago, Illinois. Substantially all of the Company’s other locations are leased under non-cancelable operating leases with initial lease periods of one to 15 years.
          The following table sets forth, as of December 31, 2008, the number of Company-owned pawn and cash advance locations by state, those states and other jurisdictions in which the Company has an active internet lending and card services presence, and the number of pawnshop locations in Mexico in which the Company has a majority ownership interest. The Company also operates five Company-owned Mr. Payroll check cashing locations in Texas.

	Pawn	Cash	Internet	Card
	Lending	Advance	Lending	Services
	Locations	Locations	Presence	Presence
United States:
Alabama	9	—	Y	Y
Alaska	5	—	Y	Y
Arizona	11	—	Y	Y
Arkansas	—	—	—	Y
California	1	23	Y	Y
Colorado	5	—	Y	Y
Connecticut	—	—	—	Y
Delaware	—	—	Y	Y
District of Columbia	—	—	—	Y
Florida	69	—	Y	Y
Georgia	17	—	—	Y
Hawaii	—	—	Y	Y
Idaho	—	—	Y	Y
Illinois	13	—	Y	Y
Indiana	13	32	—	Y
Iowa	—	—	—	Y
Kansas	—	—	Y	Y
Kentucky	10	16	—	Y
Louisiana	20	—	Y	Y
Maine	—	—	—	Y
Maryland	—	—	Y	Y
Massachusetts	—	—	—	Y
Michigan	—	12	Y	Y
Minnesota	—	—	Y	Y
Mississippi	—	—	Y	Y
Missouri	17	—	Y	Y
Montana	—	—	Y	Y
Nebraska	—	—	—	Y
Nevada	26	—	Y	Y
New Hampshire	—	—	—	Y
New Jersey	—	—	—	Y
New Mexico	—	—	Y	Y
New York	—	—	—	Y
North Carolina	10	—	—	Y
North Dakota	—	—	Y	Y
Ohio	6	114	Y	Y
Oklahoma	15	—	Y	Y
Oregon	—	—	Y	Y
Pennsylvania	—	—	Y	Y
Puerto Rico	—	—	—	Y
Rhode Island	—	—	Y	Y

		Cash	Internet	Card
	Pawnshop	Advance	Lending	Services
	Locations	Locations	Presence	Presence
South Carolina	6	—	—	Y
South Dakota	—	—	Y	Y
Tennessee	22	—	—	Y
Texas	199	51	Y	Y
Utah	7	—	Y	Y
Vermont	—	—	—	Y
Virgin Islands	—	—	—	Y
Virginia	—	—	—	Y
Washington	5	—	Y	Y
West Virginia	—	—	—	Y
Wisconsin	—	—	Y	Y
Wyoming	—	—	Y	Y

Total	486	248	—	—

Number of U.S. states and other jurisdictions	21	6	32	53

United Kingdom:	—	—	Y	—

Total United Kingdom	—	—	1	—

Mexico:
Aguascalientes	1	—	—	—
Campeche	1	—	—	—
Chiapas	8	—	—	—
Distrito Federal	13	—	—	—
Estado de México	16	—	—	—
Guanajuato	6	—	—	—
Guerrero	14	—	—	—
Jalisco	8	—	—	—
Michoacán	2	—	—	—
Morelos	1	—	—	—
Oaxaca	10	—	—	—
Puebla	4	—	—	—
Querétaro	4	—	—	—
Tabasco	11	—	—	—
Tlaxcala	1	—	—	—
Veracruz	11	—	—	—
Yucatán	1	—	—	—

Total Mexico and other jurisdictions	112	—	—	—

Total Company	598	248	33	53

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
ITEM 3. LEGAL PROCEEDINGS
          On August 6, 2004, James E. Strong filed a purported class action lawsuit in the State Court of Cobb County, Georgia against Georgia Cash America, Inc., Cash America International, Inc. (together with Georgia Cash America, Inc., “Cash America”), Daniel R. Feehan, and several unnamed officers, directors, owners and “stakeholders” of Cash America. The lawsuit alleges many different causes of action, among the most significant of which is that Cash America made illegal payday loans in Georgia in violation of

Georgia’s usury law, the Georgia Industrial Loan Act and Georgia’s Racketeer Influenced and Corrupt Organizations Act. Community State Bank (“CSB”) for some time made loans to Georgia residents through Cash America’s Georgia operating locations. The complaint in this lawsuit claims that Cash America was the true lender with respect to the loans made to Georgia borrowers and that CSB’s involvement in the process is “a mere subterfuge.” Based on this claim, the suit alleges that Cash America is the “de facto” lender and is illegally operating in Georgia. The complaint seeks unspecified compensatory damages, attorney’s fees, punitive damages and the trebling of any compensatory damages. A previous decision by the trial judge to strike Cash America’s affirmative defenses based on arbitration (without ruling on Cash America’s previously filed motion to compel arbitration) was upheld by the Georgia Court of Appeals, and on September 24, 2007, the Georgia Supreme Court declined to review the decision. The case has been returned to the State Court of Cobb County, Georgia, where Cash America filed a motion requesting that the trial court rule on Cash America’s pending motion to compel arbitration and stay the State Court proceedings. The Court denied the motion to stay and ruled that the motion to compel arbitration was rendered moot after the Court struck Cash America’s affirmative defenses based on arbitration. The Georgia Supreme Court declined to review these orders and remanded the case to the State Court of Cobb County, Georgia where discovery relating to the propriety of class certification is underway. The State Court issued a Scheduling Order Regarding Class Certification setting a hearing on the propriety of class certification for June 29, 2009. The Court ordered that discovery directed at the merits of Plaintiff’s claims be stayed until the Court issues its written decision regarding class certification. Cash America believes that the Plaintiffs’ claims in this suit are without merit and is vigorously defending this lawsuit.
          Cash America and CSB also commenced a federal lawsuit in the U.S. District Court for the Northern District of Georgia seeking to compel Plaintiffs to arbitrate their claims against Cash America and CSB. The U.S. District Court dismissed the federal action for lack of subject matter jurisdiction, and Cash America and CSB appealed the dismissal of their complaint to the U.S. Court of Appeals for the 11th Circuit. The 11th Circuit issued a panel decision on April 27, 2007 reversing the district court’s dismissal of the action and remanding the action to the district court for a determination of the issue of the enforceability of the parties’ arbitration agreements. Plaintiff requested the 11th Circuit to review this decision en banc and this request was granted. The en banc rehearing took place on February 26, 2008. The 11th Circuit has stayed consideration of this matter pending the resolution of the United States Supreme Court case, Vaden v. Discover Bank (“Vaden”). Oral arguments in the Vaden case were heard by the United States Supreme Court in October 2008 and an opinion is expected to be issued in early 2009. The Strong litigation is still at an early stage, and neither the likelihood of an unfavorable outcome nor the ultimate liability, if any, with respect to this litigation can be determined at this time.
          Information concerning proceedings related to a dispute between the Company and the State of Pennsylvania regarding the propriety and enforceability of a 2008 Pennsylvania regulatory directive that has not yet become effective is contained in the subsection labeled — “Regulatory Developments” under the caption “General” in Item 1. of this report, and such “Regulatory Developments” subsection is incorporated in this Item 3. by this reference.
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
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          There were no matters submitted to the Company’s security holders during the fourth quarter ended December 31, 2008.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
(a) Market for Registrant’s Common Equity
          The New York Stock Exchange is the principal exchange on which the Company’s common stock is traded under the symbol “CSH”. There were 650 stockholders of record (not including individual participants in security listings) as of February 11, 2009. The high, low and closing sales prices of common stock as quoted on the composite tape of the New York Stock Exchange and cash dividend declared per share during 2008 and 2007 were as follows:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2008
High	$39.97	$48.86	$45.21	$39.54
Low	26.17	30.60	30.73	21.50
Close	36.40	31.00	36.04	27.35
Cash dividend declared per share	0.035	0.035	0.035	0.035

2007
High	$47.71	$44.45	$40.65	$39.48
Low	37.98	38.76	29.84	30.20
Close	41.00	39.65	37.60	32.30
Cash dividend declared per share	0.035	0.035	0.035	0.035

(c) Issuer Purchases of Equity Securities
          The following table provides the information with respect to purchases made by the Company of shares of its common stock during each of the months in 2008:

				Total Number
				of Shares
				Purchased as
	Total		Average	Part of	Maximum
	Number of		Price	Publicly	Number Yet Be
	Shares		Paid Per	Announced	Purchased Under
Period	Purchased		Share	Plan	the Plan (1)
January 1 to January 31	9,919	(2)	$27.40	—	1,450,000
February 1 to February 29	51,455	(2)	32.69	40,000	1,410,000
March 1 to March 31	55,507	(2)	29.41	55,000	1,355,000

Total first quarter	116,881		30.69	95,000	1,355,000

April 1 to April 30	2,263	(2)	43.26	—	1,355,000
May 1 to May 31	50,493	(2)	34.97	50,000	1,305,000
June 1 to June 30	50,784	(2)	32.33	50,000	1,255,000

Total second quarter	103,540		33.86	100,000	1,255,000

July 1 to July 31	795	(2)	40.49	—	1,255,000
August 1 to August 31	1,970	(2)	42.62	—	1,255,000
September 1 to September 30	448	(2)	40.00	—	1,255,000

Total third quarter	3,213		41.73	—	1,255,000

October 1 to October 31	398	(2)	32.24	—	1,255,000
November 1 to November 30	736	(2)	28.88	—	1,255,000
December 1 to December 31	1,007	(2)	26.88	—	1,255,000

Total fourth quarter	2,141		28.56	—	1,255,000

Total 2008	225,775		$32.28	195,000

(1)	On October 24, 2007, the Board of Directors authorized the Company’s repurchase of up to a total of 1,500,000 shares of its common stock.

(2)	Includes shares purchased on behalf of participants relating to the Company’s Non-Qualified Savings Plan of 400; 1,141; 507; 458; 493; 346; 329; 661; 448; 398; 736 and 957 shares for the months of January, February, March, April, May, June, July, August, September, October, November, and December respectively, and shares received as partial tax payments for shares issued under stock-based compensation plans of 9,519; 10,314; 1,805; 438; 466; 1,309 and 50 shares for the months of January, February, April, June, July, August, and December respectively.

ITEM 6. SELECTED FINANCIAL DATA
Five-Year Summary of Selected Consolidated Financial Data
(dollars in thousands, except per share data)
(Unaudited)

	Year Ended December 31,
	2008		2007		2006		2005		2004
Statement of Income Data (a)
Total revenue	$1,030,794		$929,394		$694,514		$595,763		$470,955
Income from operations	148,706		133,509		104,019		80,712		61,413
Income before income taxes and minority interest (b)	132,803		124,765		96,168		70,882		55,023
Net income	81,140		79,346		60,940		44,821		34,965
Net income per share:
Basic	$2.77		$2.68		$2.05		$1.53		$1.23
Diluted	$2.70		$2.61		$2.00		$1.48		$1.18
Dividends declared per share	$0.14		$0.14		$0.10		$0.10		$0.37
Weighted average shares:
Basic	29,327		29,643		29,676		29,326		28,468
Diluted	30,092		30,349		30,532		30,206		29,584

Balance Sheet Data at End of Year (a)
Pawn loans	$168,747		$137,319		$127,384		$115,280		$109,353
Cash advances, net	83,850		88,148		79,975		40,704		36,490
Merchandise held for disposition, net	109,493		98,134		87,060		72,683		67,050
Working capital	313,834		302,275		259,813		232,556		209,463
Total assets	1,186,510		904,644		776,244		598,648		555,165
Total debt	438,154		288,777		219,749		165,994		166,626
Stockholders’ equity	575,041		496,602		440,728		374,716		333,936

Ratio Data at End of Year (a)
Current ratio	3.1	x	3.8	x	3.2	x	4.8	x	4.6	x
Debt to equity ratio	76.2%		58.2%		49.9%		44.3%		49.9%

Owned and Franchised Locations at Year End (a)
Pawn lending operations	613		499		487		464		452
Cash advance operations (c)	248		304		295		286		253
Check cashing operations (d)	133		139		136		136		134

Total	994		942		918		886		839

(a)	In September 2004, the Company sold its U.K. and Swedish foreign pawn lending operations. The amounts for 2004 and 2005 exclude amounts related to the foreign pawn lending operations, as they were classified as discontinued operations.

(b)	See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Financial Statements and Supplementary Data” for amounts related to the gain on the sale of foreign notes in 2007 and the gain from the early termination of a lease contract in 2006, which are included in these amounts.

(c)	Includes cash advance locations only.

(d)	Mr. Payroll locations only.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
GENERAL
          The Company provides specialty financial services to individuals. These services include secured non-recourse loans, commonly referred to as pawn loans, to individuals through its pawn lending operations, unsecured cash advances in selected lending locations and on behalf of independent third-party lenders in other locations, and check cashing and related financial services through many of its lending locations and through franchised and Company-owned check cashing centers. The pawn loan portfolio generates finance and service charges revenue. A related activity of the pawn lending operations is the disposition of collateral from unredeemed pawn loans and the Company liquidates a much smaller volume of merchandise purchased directly from customers. In addition, the Company offers online cash advances over the internet and arranges loans online on behalf of independent third-party lenders through its internet distribution platform. During 2008, the Company expanded its online offering of loan products to include longer term installment loans to consumers. In July 2007, the Company began offering short-term unsecured loans to customers who reside throughout the United Kingdom through its internet distribution platform.
          As of December 31, 2008, the Company had 994 total locations offering products and services to its customers. The Company operates in three segments: pawn lending, cash advance and check cashing.
          As of December 31, 2008, the Company’s pawn lending operations consisted of 613 pawnshops, including 598 Company-owned units and 15 unconsolidated franchised units located in 22 and 17 states and other jurisdictions in the United States and Mexico, respectively. During the three-year period ended December 31, 2008, the Company acquired 137 operating units, established nine locations, and combined or closed four locations for a net increase in owned pawn lending units of 142. In addition, it acquired or opened seven franchise locations. Included in the operating unit additions is the December 16, 2008 acquisition by the Company of 80% of the outstanding stock of Creazione Estilo, S.A. de C.V., SOFOM, E.N.R., a Mexican sociedad anónima de capital variable, sociedad financiera de objeto múltiple, entidad no regulada (“Creazione”), which, as of December 31, 2008, operates a chain of 112 pawnshops in central and southern Mexico under the name “Prenda Fácil.”
          At December 31, 2008, the Company’s cash advance operations consisted of 248 cash advance locations in six states and its internet distribution channel. The Company reduced the number of net cash advance locations by 38 over the last three years by closing or combining 64 locations while establishing 26 locations. CashNetUSA serves multiple markets through its internet distribution channel and had cash advances outstanding in 33 states and in the United Kingdom as of December 31, 2008.
          As of December 31, 2008, the Company’s check cashing operations consisted of 128 franchised and five company-owned check cashing centers in 16 states. For the three year period ended December 31, 2008, the Company established 20 locations and combined or closed 23 locations for a net decrease in check cashing locations of three.
          On July 23, 2008, the Company, through its wholly-owned subsidiary, Primary Cash Holdings, LLC (now known as Primary Innovations, LLC, or “PI”), purchased assets from Primary Business Services, Inc. and its affiliates (collectively, “PBSI”) related to the business of providing loan processing services for, and participating in receivables associated with, a bank issued line of credit made available by the bank on certain stored-value debit cards the bank issues. Throughout this discussion, the activities of PI are included in the results of the Company’s cash advance segment.

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
          Due to the short-term nature of pawn loans, the Company can quickly identify performance trends. For 2008, $180.8 million, or 97.7%, of recorded finance and service charges represented cash collected from customers and the remaining $4.2 million, or 2.3%, represented an increase in the finance and service charges receivable during the year. At the end of the current year and based on the revenue recognition method described above, the Company had accrued $33.1 million of finance and service charges receivable. Assuming the year-end accrual of finance and service charges revenue was overestimated or underestimated by 10%, finance and service charges revenue would decrease or increase by $3.3 million in 2009 and net income would decrease or increase by $2.1 million. Some or all of the decrease would potentially be mitigated through the profit on the disposition of the related forfeited loan collateral. Any increase would be realized as additional service charge revenue.
Merchandise held for disposition. Merchandise held for disposition consists primarily of forfeited collateral from pawn loans not repaid; however, the Company also liquidates merchandise that is purchased directly from customers. The carrying value of the forfeited collateral and other merchandise held for disposition is stated at the lower of cost (the cash amount loaned in the case of forfeited collateral) or market. Management provides an allowance for shrinkage and valuation based on its evaluation of the merchandise. Because pawn loans are made without recourse to the borrower, the Company does not investigate or rely upon the borrower’s creditworthiness, but instead bases its lending decision on an evaluation of the pledged personal property. The amount the Company is willing to finance is typically based on a percentage of the pledged personal property’s estimated disposition value. The Company uses numerous sources in determining an item’s estimated disposition value, including the Company’s automated product valuation system as well as catalogs, “blue books,” newspapers, internet research and previous experience with similar items. The Company performs a physical count of its merchandise in each location on multiple occasions on a cyclical basis and reviews the composition of inventory by category and age in order to assess the adequacy of the allowance.

          During 2008, the Company modified its methodology for assessing the reasonableness of this allowance by taking a more comprehensive view of factors impacting the valuation of merchandise held for disposition. Beginning in 2008, a greater emphasis was placed on shrinkage rates as a measure of adequacy of the allowance, while maintaining the other measures of merchandise quality used in prior periods. Management believes that this approach more accurately reflects the near-term vulnerability of merchandise valuation impairment based on historical perspectives. As a result, the allowance was reduced from $2.0 million as of December 31, 2007 to $0.7 million as of December 31, 2008, representing 0.6% of the balance of merchandise held for disposition at December 31, 2008. As described above, the Company conducts multiple physical count assessments of merchandise in all of its locations and immediately records the results of those activities directly to the income statement. For the trailing six months ended December 31, 2008, the merchandise shortages charged to income was $0.4 million, approximately 0.2% of merchandise sales for the same period.
Allowance for losses on cash advances. The Company maintains either an allowance or accrual for losses on cash advances (including fees and interest) at a level estimated to be adequate to absorb credit losses inherent in the outstanding combined Company and third-party lender portfolio (the portion owned by independent third-party lenders). The allowance for losses on Company-owned cash advances offsets the outstanding cash advance amounts in the consolidated balance sheets. Active third-party lender-originated cash advances are not included in the consolidated balance sheets. An accrual for contingent losses on third-party lender-owned cash advances that are guaranteed by the Company is maintained and included in “Accounts payable and accrued expenses” in the consolidated balance sheets.
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
          At December 31, 2008, the allowance for losses on cash advances was $21.5 million and accrued losses on third-party lender-owned cash advances were $2.1 million, in aggregate representing 16.8% of the combined cash advance portfolio.
          During fiscal year 2008, the cash advance loss provision for the combined cash advance portfolio, which increases the allowance for loan losses, was $140.7 million and reflects 6.8% of gross combined cash advances written by the Company and third-party lenders. If future loss rates increased, or decreased, by 10%, or 0.7%, from 2008 levels, the cash advance loss provision would increase, or decrease, by $14.1 million and net income would decrease, or increase, by $9.2 million, for the twelve month period assuming the same volume of cash advances written in 2008.
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
RECENT ACCOUNTING PRONOUNCEMENTS
     In September 2006, FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value to be the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date and emphasizes that fair value is a market-based measurement, not an entity-specific measurement. It establishes a fair value hierarchy and expands disclosures about fair value measurements in both interim and annual periods. SFAS 157 was effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. In February 2008, FASB issued FASB Staff Position (“FSP”) FAS 157-2, “Effective Date of FASB Statement No. 157”, which delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed in the financial statements on a nonrecurring basis. The FSP partially defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. The Company adopted the provisions of SFAS 157 for its financial assets and financial liabilities on January 1, 2008. The adoption of SFAS 157 did not have a material effect on the Company’s financial position or results of operations. In accordance with FSP FAS 157-2, the Company has not applied the provisions of SFAS 157 to its nonfinancial assets and nonfinancial liabilities. The Company will apply the provisions of SFAS 157 to these assets and liabilities beginning January 1, 2009 as required by FSP FAS 157-2. In October 2008, the FASB issued FSP No. FAS 157-3, "Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active,” (“FSP FAS 157-3”) which clarifies the application of SFAS 157 as it relates to the valuation of financial assets in a market that is not active for those financial assets. FSP FAS 157-3 became effective for the Company upon issuance, and had no material impact on the Company’s financial position or results of operations.
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
          In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 clarifies that a non-controlling interest in a subsidiary, which is sometimes referred to as an unconsolidated investment, is an ownership interest in the consolidated entity that should be reported as a component of equity in the consolidated financial statements. Among other requirements, SFAS 160 requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest. It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. The Company will adopt SFAS 160 as of January 1, 2009 for disclosures relating to its 80% interest in a chain of pawnshops which operates under the name Prenda Fácil, which was acquired in December 2008. The Company does not expect SFAS 160 to have a material effect on the Company’s financial position or results of operations.
          In December 2007, FASB issued SFAS No. 141, “Business Combinations — Revised” (“SFAS 141(R)”). SFAS 141(R) establishes principles and requirements for how an acquirer in a business combination: recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase price; and, determines what information to disclose to enable users of the consolidated financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. In the past, the Company has completed significant acquisitions. The application of SFAS 141(R) will cause management to evaluate future transaction returns under different conditions, particularly related to the near-term and long-term economic impact of expensing transaction costs.
          In March 2008, FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 requires enhanced disclosures concerning (1) the manner in which an entity uses derivatives (and the reasons it uses them), (2) the manner in which derivatives and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), and interpretations thereof, and (3) the effects that derivatives and related hedged items have on an entity’s financial position, financial performance, and cash flows. The standard is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company does not expect SFAS 161 to have a material effect on the Company’s financial position or results of operations.
          In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets,” (“FSP FAS 142-3”) which amends the list of factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). The new guidance applies to (1) intangible assets that are acquired individually or with a group of other assets and (2) intangible assets acquired in both business combinations and asset acquisitions. Under FSP FAS 142-3, entities estimating the useful life of a recognized intangible asset must consider their historical experience in renewing or extending similar arrangements or, in the absence of historical experience, must consider assumptions that market participants would use about renewal or extension. The standard is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company does not expect this standard to have a material impact on the consolidated results of operations or financial condition.
RESULTS OF OPERATIONS
          The following table sets forth the components of consolidated statements of operations as a percentage of total revenue for the periods indicated.

	Year Ended December 31,
	2008	2007	2006
Revenue
Finance and service charges	17.9%	17.3%	21.5%
Proceeds from disposition of merchandise	45.2	42.7	48.1
Cash advance fees	35.4	38.2	28.1
Check cashing fees, royalties and other	1.5	1.8	2.3

Total Revenue	100.0	100.0	100.0
Cost of Revenue
Disposed merchandise	28.7	26.6	29.5

Net Revenue	71.3	73.4	70.5

Expenses
Operations	31.8	33.0	35.7
Cash advance loss provision	13.7	16.7	8.6
Administration	7.6	5.9	7.3
Depreciation and amortization	3.8	3.5	3.9

Total Expenses	56.9	59.1	55.5

Income from Operations	14.4	14.3	15.0
Interest expense	(1.6)	(1.7)	(1.7)
Interest income	0.1	0.1	0.2
Foreign currency transaction loss	—	—	—
Gain from termination of contract	—	—	0.3
Gain from settlement of foreign notes	—	0.7	¯

Income before Income Taxes	12.9	13.4	13.8
Provision for income taxes	5.0	4.9	5.0
Minority Interests	—	—	—

Net Income	7.9%	8.5%	8.8%

The following tables set forth certain selected consolidated financial and non-financial data as of December 31, 2008, 2007 and 2006, and for each of the three years then ended (dollars in thousands unless noted otherwise).

	Year Ended December 31,
	2008		2007		2006
PAWN LENDING OPERATIONS:
Pawn loans(b)
Annualized yield on pawn loans	128.8%		125.5%		123.6%
Total amount of pawn loans written and renewed	$594,815		$514,797		$474,046
Average pawn loan balance outstanding	$145,071		$128,259		$120,930
Average pawn loan balance per average location in operation	$293		$267		$262
Ending pawn loan balance per location in operation	$341		$283		$268
Average pawn loan amount at end of year (not in thousands)	$132		$116		$107
Profit margin on disposition of merchandise as a percentage of proceeds from disposition of merchandise	36.6%		37.8%		38.7%
Average annualized merchandise turnover	2.9	x	2.7	x	2.7	x
Average balance of merchandise held for disposition per average location in operation	$210		$189		$165
Ending balance of merchandise held for disposition per location in operation	$225		$202		$183

Pawnshop locations in operation —
Beginning of year, owned	485		475		456
Acquired	113		5		19
Start-ups	1		6		2
Combined or closed	(1)		(1)		(2)

End of year, owned	598		485		475
Franchise locations at end of year	15		14		12

Total pawnshop locations at end of year	613		499		487

Average number of owned pawnshop locations in operation	495		480		462

Cash advances (c)
Pawn locations offering cash advances at end of year	431		431		423
Average number of pawn locations offering cash advances	431		426		423

Amount of cash advances written at pawn locations:
Funded by the Company	$59,061		$65,022		$66,952
Funded by third-party lenders (a) (e)	146,330		188,705		207,732

Aggregate amount of cash advances written at pawn locations (a) (g)	$205,391		$253,727		$274,684

Number of cash advances written at pawn locations (not in thousands):
By the Company	186,268		213,273		213,467
By third-party lenders (a) (e)	306,521		409,576		480,649

Aggregate number of cash advances written at pawn locations (a) (g)	492,789		622,849		694,116

Cash advance customer balances due at pawn locations (gross):
Owned by Company (d)	$6,842		$8,627		$8,448
Owned by third-party lenders (a) (e)	7,395		9,198		11,202

Aggregate cash advance customer balances due at pawn locations (gross) (a) (g)	$14,237		$17,825		$19,650

	Year Ended December 31,
	2008	2007	2006
CASH ADVANCE OPERATIONS (f):
Storefront operations:
Amount of cash advances written:
Funded by the Company	$586,929	$706,839	$614,008
Funded by third-party lenders (a) (e)	85,184	115,483	137,345

Aggregate amount of cash advances written (a) (g)	$672,113	$822,322	$751,353

Number of cash advances written (not in thousands):
By the Company	1,632,631	1,944,251	1,740,615
By third-party lenders (a) (e)	150,772	214,372	266,389

Aggregate number of cash advances written (a) (g)	1,783,403	2,158,623	2,007,004

Cash advance customer balances due (gross):
Owned by Company (d)	$39,223	$51,389	$53,201
Owned by third-party lenders (a) (e)	4,532	5,530	6,327

Aggregate cash advance customer balances due (gross) (a) (g)	$43,755	$56,919	$59,528

Cash advance locations in operation —
Beginning of year	304	295	286
Start-ups	—	14	12
Combined or closed	(56)	(5)	(3)

End of year	248	304	295

Average number of cash advance locations in operation	292	299	290

Internet lending operations:
Amount of cash advances written:
Funded by the Company	$727,652	$598,306	$136,226
Funded by third-party lenders (a) (e)	449,221	350,572	15,500

Aggregate amount of cash advances written (a) (g)	$1,176,873	$948,878	$151,726

Number of cash advances written (not in thousands):
By the Company	1,722,689	1,523,872	356,561
By third-party lenders (a) (e)	668,074	594,909	32,442

Aggregate number of cash advances written (a) (g)	2,390,763	2,118,781	389,003

Cash advance customer balances due (gross):
Owned by Company (d)	$55,729	$53,808	$37,839
Owned by third-party lenders (a) (e)	23,018	19,852	7,158

Aggregate cash advance customer balances due (gross) (a) (g)	$78,747	$73,660	$44,997

Number of states with online lending at end of year	32	32	29
Number of foreign countries with online lending at end of year	1	1	—

Card services operations (h):
Amount of cash advances processed on behalf of third-party lenders:
Funded by third-party lenders (a) (e) (h)	$22,198	—	—

Number of cash advances processed on behalf of third-party lenders (not in thousands):
Written by third-party lenders (a) (e)	129,634	—	—

Cash advance customer balances due (gross) (h):
Participation interests of Company (d) (h)	$3,551	—	—
Ownership interests of third-parties (a) (e) (h)	237	—	—

Aggregate cash advance customer balances due (gross) (a) (g) (h)	$3,788	—	—

Number of states and other jurisdictions with card services at end of period	53	—	—

	Year Ended December 31,
	2008	2007	2006
Combined Storefront, Internet lending, and Card services operations:
Amount of cash advances written:
Funded by the Company	$1,314,581	$1,305,145	$750,234
Funded by third-party lenders (a) (e) (h)	556,603	466,055	152,845

Aggregate amount of cash advances written (a) (g) (h)	$1,871,184	$1,771,200	$903,079

Number of cash advances written (not in thousands):
By the Company	3,355,320	3,468,123	2,097,176
By third-party lenders (a) (e) (h)	948,480	809,281	298,831

Aggregate number of cash advances written (a) (g)	4,303,800	4,277,404	2,396,007

Cash advance customer balances due (gross):
Owned by Company (d)	$98,503	$105,197	$91,040
Owned by third-party lenders (a) (e) (h)	27,787	25,382	13,485

Aggregate cash advance customer balances due (gross) (a) (g)	$126,290	$130,579	$104,525

CONSOLIDATED CASH ADVANCE PRODUCT SUMMARY (a) (c) (f) (h):
Amount of cash advances written:
Funded by the Company	$1,373,642	$1,370,167	$817,186
Funded by third-party lenders (a) (e) (h)	702,933	654,760	360,577

Aggregate amount of cash advances written (a) (g)	$2,076,575	$2,024,927	$1,177,763

Number of cash advances written (not in thousands):
By the Company	3,541,588	3,681,396	2,310,643
By third-party lenders (a) (e) (h)	1,255,001	1,218,857	779,480

Aggregate number of cash advances written (a) (g)	4,796,589	4,900,253	3,090,123

Average amount per cash advance written (not in thousands):
Funded by the Company	$394	$372	$354
Funded by third-party lenders (a) (e) (h)	560	537	463

Aggregate average amount per cash advance(a) (g)	$433	$413	$381

Cash advance customer balances due (gross):
Owned by the Company (d)	$105,345	$113,824	$99,488
Owned by third-party lenders (a) (e) (h)	35,182	34,580	24,687

Aggregate cash advance balances due (gross) (a) (g)	$140,527	$148,404	$124,175

Total locations offering cash advances at end of year	679	735	718
Average total locations offering cash advances	723	725	713
Number of states with online lending at end of period	32	32	29
Number of foreign countries with online lending at end of period	1	1	—
Number of states and other jurisdictions with card services at end of period	53	—	—

	Year Ended December 31,
	2008	2007	2006
CHECK CASHING OPERATIONS (Mr. Payroll):
Centers in operation at end of year (not in thousands):
Company-owned locations	5	5	5
Franchised locations (a)	128	134	131

Combined centers in operation at end of year (a)	133	139	136

Revenue from Company-owned locations	$400	$484	$569
Revenue from franchise royalties and other	2,988	3,135	3,356

Total revenue (d)	$3,388	$3,619	$3,925

Face amount of checks cashed:
Company-owned locations	$29,487	$33,746	$38,446
Franchised locations (a)	1,250,044	1,260,995	1,269,724

Combined face amount of check cashed (a)	$1,279,531	$1,294,741	$1,308,170

Fees collected from customers:
Company-owned locations	$400	$484	$569
Franchised locations (a)	17,625	17,678	17,889

Combined fees collected from customers (a)	$18,025	$18,162	$18,458

Fees as a percentage of check cashed:
Company-owned locations	1.4%	1.4%	1.5%
Franchised locations (a)	1.4	1.4	1.4

Combined fees as a percentage of check cashed (a)	1.4%	1.4%	1.4%

Average check cashed (not in thousands):
Company-owned locations	$405	$392	$393
Franchised locations (a)	455	436	421

Combined average check cashed (a)	$454	$435	$420

(a)	Non-GAAP presentation. For informational purposes and to provide a greater understanding of the Company’s businesses. Management believes that information provided with this level of detail is meaningful and useful in understanding the activities and business metrics of the Company’s operations.

(b)	Includes Cash America Pawn and Prenda Fácil, a chain of pawnshops located in central and southern Mexico, in which the Company acquired an 80% interest on December 16, 2008. The statistics above include 100% of Prenda Fácil’s operations from December 16, 2008 through December 31, 2008.

(c)	Includes cash advance activities at the Company’s pawn lending locations.

(d)	Amounts recorded in the Company’s consolidated financial statements.

(e)	Cash advances written by third-party lenders that were arranged, marketed or processed by the Company on behalf of the third-party lenders.

(f)	Includes cash advance activities at the Company’s cash advance storefront locations and through the Company’s internet and card services distribution channels.

(g)	Includes (i) cash advances written by the Company, and (ii) cash advances written by third-party lenders that were arranged, marketed or processed by the Company on behalf of the third-party lenders.

(h)	Cash advances issued by a third-party lender utilizing the Company as a processor to process these cash advances under a line of credit offered on certain stored-value and payroll cards issued by such lender. The Company acquires a participation interest in the cash advance receivables generated through this program. Cash advance fees associated with the Company’s card services activities include revenue from the Company’s participation interest in the receivables generated by the third party lender, as well as marketing, processing and other miscellaneous fee income. (Note: the Company did not commence business in the card services distribution channel until the third quarter of 2008).

OVERVIEW
Components of Consolidated Net Revenue, Reduced by Cash Advance Loss Provision. Consolidated Net Revenue, Reduced by Cash Advance Loss Provision, is total revenue reduced by the cost of merchandise sold and by the cash advance loss provision expense during the period. Therefore, the components of consolidated net revenue reduced by the cash advance loss provision are: finance and service charges from pawn loans, profit from the disposition of merchandise, cash advance fees less cash advance loss provision, and other revenue. Other revenue is comprised mostly of check cashing fees but includes royalties and small miscellaneous other revenue items generated through ancillary products offered in stores.
     During 2008, net revenue, net of the cash advance loss provision, increased 12.8% from $527.4 million to $594.7 million. This net figure becomes the income available to satisfy remaining operating expenses and administrative expenses and is the measure management uses to evaluate top line performance. The contributions from pawn lending activities, defined as finance and service charges plus the profit of the disposition of merchandise, accounted for 60%, 59% and 65% of net revenue, net of loan losses for 2008, 2007 and 2006, respectively and remains the dominant component of net revenue, net of loan losses for the Company. The following graphs show consolidated net revenue reduced for the provision for loan losses and depicts the mix of the components of net revenue, net of losses for the fiscal years ended December 31, 2008, 2007 and 2006:

Contribution to Increase in Net Revenue, Reduced by Cash Advance Loss Provision. The Company’s net revenue, reduced by loan losses increased $67.3 million, or 12.8%, and $97.4 million, or 22.6%, for the years ended December 31, 2008 and 2007, respectively, compared to the prior year periods. Net revenue from pawn lending activities in the current year contributed 66% of the increase due primarily to greater finance and service charges on higher average loan balances and increased profit on higher disposition volumes of merchandise. The more significant contribution to year over year growth from pawn lending activities returns follows a disproportionate higher contribution to growth of net cash advance fees in 2007 compared to the prior year. In the prior year of 2007, cash advance fees, reduced by loan losses contributed 66% of the increase, primarily due to the additional revenue and subsequent growth in revenue that followed the September 2006 acquisition of the online cash advance business. These trends are depicted in the following graphs:

Year Ended 2008 Compared to Year Ended 2007
Consolidated Net Revenue. Consolidated net revenue increased $52.8 million, or 7.7%, to $735.4 million during 2008 from $682.6 million during 2007. The following table sets forth 2008 and 2007 net revenue by operating segment (dollars in thousands):

	2008	2007	Increase/(Decrease)
Cash advance operations components:
Storefront	$115,483	$137,979	$(22,496)	(16.3)%
Internet lending	221,324	184,729	36,595	19.8
Card services	2,153	—	2,153	N/A

Total cash advance operations	$338,960	$322,708	$16,252	5.0%
Pawn lending operations	393,086	356,275	36,811	10.3
Check cashing operations	3,388	3,619	(231)	(6.4)

Consolidated net revenue	$735,434	$682,602	$52,832	7.7%

     The components of consolidated net revenue are finance and service charges from pawn loans, which increased $24.0 million; profit from the disposition of merchandise, which increased $20.3 million; total cash advance fees generated from all sources, which increased $9.4 million; and combined segment revenue from check cashing fees, royalties and other, which decreased $0.9 million, which combine for the net increase of 7.7%, or $52.8 million. Net revenue from pawn lending operations is comprised primarily of finance and service charges and profit from disposition of merchandise, both of which increased in 2008 as compared to 2007, and includes the cash advance fees from pawn locations, which decreased in 2008 compared to the prior year period. Net revenue from the cash advance operations is described by distribution platform to reflect trends in revenue by source. Cash advance fees generated from the card services business includes other miscellaneous fees related to those card services, such as marketing and processing fees. During 2008, the contribution of cash advance revenue from storefront activities decreased as the Company adjusted underwriting to reduce loss exposure and closed locations in various markets. This decrease in storefront cash advance revenue was generally offset by growth in the Company’s online distribution platform during the year.
Finance and Service Charges. Finance and service charges from pawn loans increased $24.0 million, or 14.9%, from $161.0 million in 2007 to $185.0 million in 2008. The increase is due primarily to higher loan balances attributable to the increased amount of pawn loans written through existing and new locations added during 2007 and 2008. An increase in the average balance of pawn loans outstanding contributed $21.1 million of the increase and the higher annualized yield, which is a function of the blend in permitted rates for fees and service charges on pawn loans in all operating locations of the Company, contributed $2.9 million of the increase. In addition, the Company’s decision to reduce the maximum loan term from 90 days to 60 days in 198 pawn locations in the last half of 2007 contributed to higher reported pawn loan yields and contributed to better performance in the portfolio, as customer payments of finance and service charges occurred earlier and the maximum amount of fees and services charges would be lower as an overall percentage of the loan amount.
     The average balances of loans outstanding during 2008 increased by $16.8 million, or 13.1%, compared to 2007. The increase was driven by an 11.1% increase in the average amount per loan outstanding and a 1.8% increase in the average number of pawn loans outstanding during 2008. Management believes that the increase in the average amount per loan outstanding is attributable to higher gold prices allowing for greater loan amounts for loans secured by gold collateral.
     Pawn loan balances in domestic locations and foreign locations combined at December 31, 2008 were $168.7 million, which was 22.9% higher than at December 31, 2007. Annualized loan yield was 128.8% in 2008, compared to 125.5% in 2007. Pawn loan balances for same stores (stores that have been open for at least twelve months) at December 31, 2008 increased $14.4 million, or 10.5%, as compared to December 31, 2007. On December 16, 2008, the company completed the acquisition of Prenda Fácil, a chain of pawnshops based in Mexico, which had pawn loans receivable of MXP 230.6 million (Mexican pesos), or USD $16.7 million as of December 31, 2008.
Profit from the Disposition of Merchandise. Profit from the disposition of merchandise represents the proceeds received from the disposition of merchandise in excess of the cost of disposed merchandise. The following table summarizes the proceeds from the disposition of merchandise and the related profit for 2008 as compared to 2007 (dollars in thousands):

	Year Ended December 31,
	2008			2007
	Merchan-	Refined		Merchan-	Refined
	dise	Gold	Total	dise	Gold	Total
Proceeds from disposition	$286,952	$178,703	$465,655	$276,794	$120,027	$396,821
Profit on disposition	$117,673	$52,622	$170,295	$112,090	$37,939	$150,029
Profit margin	41.0%	29.4%	36.6%	40.5%	31.6%	37.8%
Percentage of total profit	69.1%	30.9%	100.0%	74.7%	25.3%	100.0%
     The total proceeds from disposition of merchandise and refined gold increased $68.8 million, or 17.4%, and the total profit from the disposition of merchandise and refined gold increased $20.3 million, or 13.5%, primarily due to higher disposition activities consistent with higher levels of pawn loan balances, which typically increases the amount of unredeemed loans and related merchandise for disposition. Overall gross profit margin decreased from 37.8% in 2007 to 36.6% in 2008. Excluding the effect of the disposition of refined gold, the profit margin on the disposition of merchandise (including jewelry sales) increased to 41.0% in 2008 from 40.5% in 2007. The gross profit margin in 2008 was positively impacted by a $1.2 million dollar reduction in the inventory valuation allowance during the fourth quarter of the current year, primarily due to a modification of the methodology used to assess the adequacy of this allowance. Excluding the impact of this modification on the total cost of disposed merchandise the gross profit margin would have been $169.1 million, or 36.3%, and, on merchandise excluding refined gold, the gross profit margin would have been $117.1 million, or 40.8%. The profit margin on the disposition of refined gold decreased to 29.4% in 2008 from 31.6% in 2007, primarily due to the higher advance rates on loans secured by gold following the increase in the market prices for gold in 2007 and early 2008. The Company also experienced a 21% increase in the volume of refined gold sold during 2008, primarily due to a rising amount of pawn loans secured by jewelry, the liquidation of jewelry inventory, and the sale of gold items purchased directly from customers.
     Proceeds from disposition of merchandise, excluding refined gold, increased $10.2 million, or 3.7%, in 2008, primarily due to the higher levels of retail sales activity that was supported by higher levels of merchandise available for disposition entering into 2008. The consolidated merchandise turnover rate increased to 2.9 times in 2008 from 2.7 times in 2007 as management emphasized disposition of merchandise in 2008. Management expects that the profit margin on the disposition of merchandise will likely trend slightly below current levels mainly due to the weak economic environment which could reduce consumers’ appetite for retail purchases and an increase in the percentage mix of refined gold sales, which typically have lower gross profit margins.
     Management emphasized disposition activities throughout the year but particularly in the second half of 2008, which resulted in the improved mix of merchandise under one year old but also contributed to lower gross profit margins in the second half of 2008. The table below summarizes the age of merchandise held for disposition before valuation allowance of $0.7 million and $2.0 million, respectively, at December 31, 2008 and 2007 (dollars in thousands).

	2008		2007
	Amount	%	Amount	%
Merchandise held for 1 year or less —
Jewelry	$72,780	66.1%	$60,702	60.6%
Other merchandise	28,979	26.3	29,437	29.4

	101,759	92.4	90,139	90.0

Merchandise held for more than 1 year —
Jewelry	5,306	4.8	6,264	6.3
Other merchandise	3,128	2.8	3,731	3.7

	8,434	7.6	9,995	10.0

Total merchandise held for disposition	$110,193	100.0%	$100,134	100.0%

     During 2008, the Company modified its methodology for assessing the reasonableness of its inventory allowance by taking a more comprehensive view of factors impacting the valuation of merchandise held for disposition. Beginning in 2008, a greater emphasis was placed on shrinkage rates as a measure of adequacy of the allowance, while maintaining the other measures of merchandise quality used in prior periods. Management believes that this approach more accurately reflects the near-term vulnerability of merchandise valuation impairment based on historical perspectives. As a result, the allowance was reduced from $2.0 million as of December 31, 2007 to $0.7 million as of December 31, 2008, representing 0.6% of the balance of merchandise held for disposition at December 31, 2008. The Company conducts multiple physical count assessments of merchandise in all of its locations and immediately records the results of those activities directly to the income statement. For the trailing six months ended December 31, 2008, the merchandise shortages charged to income was $0.4 million, approximately 0.2% of merchandise sales for the same period. This change causes the increase in merchandise balance to be higher than it would have been if the allowance had not changed. Applying the prior year allowance of $2.0 million, reported net merchandise levels would have been up only 10.3%, compared to the currently reported increase from 2007 to 2008 of 11.6%.
Cash Advance Fees. Cash advance fees increased $9.4 million, or 2.6%, to $364.6 million in 2008, as compared to $355.2 million in 2007. The increase in revenue from cash advance fees is predominantly due to the increase in customers using the Company’s online distribution channel, which offset the 17.3% decrease in cash advance fees from storefront activities. Storefront cash advance fees and cash advance fees generated in pawn locations decreased 17.2% in 2008 as the Company adjusted underwriting criteria late in 2007 to reduce losses on cash advance loans and closed 56 storefront cash advance locations during the year.

     As of December 31, 2008, cash advance products were available in 679 lending locations, including 431 pawnshops and 248 cash advance locations. In 249 of these lending locations, the Company arranges for customers to obtain cash advance products from independent third-party lenders for a fee. Cash advance fees from same stores (stores that have been open for at least twelve months) decreased $28.3 million, or 17.1%, to $137.3 million in 2008 compared to $165.6 million in 2007.
     Cash advance fees include revenue from the cash advance portfolio owned by the Company and fees paid to the Company for arranging, marketing or processing cash advance products from independent third-party lenders for customers. Cash advance fees associated with the Company’s card services activities include revenue from the Company’s participation interest in the receivables generated by the third party lender, as well as marketing, processing and other miscellaneous fee income. See further discussion in Note 4 of Notes to Consolidated Financial Statements. Although cash advance transactions may take the form of loans or deferred check deposit transactions or the marketing and processing of, and the participation in receivables generated by, a third-party lender’s line of credit product, the transactions are referred to throughout this discussion as “cash advances” for convenience.
     The following table sets forth cash advance fees by operating segment for the years ended December 31, 2008 and 2007 (dollars in thousands):

	2008	2007	Inc./(Dec.)
Cash advance operations components:
Storefront	$106,294	$128,454	$(22,160)	(17.3)%
Internet lending	221,319	184,724	36,595	19.8
Card services	2,150	—	2,150	N/A

Total cash advance operations	$329,763	$313,178	$16,585	5.3%
Pawn lending operations	34,840	42,018	(7,178)	(17.1)

Consolidated cash advance fees	$364,603	$355,196	$9,407	2.6%

     The dollar value of cash advances written increased $51.6 million, or 2.6%, to $2.1 billion in 2008 from $2.0 billion in 2007. These amounts include $702.9 million in 2008 and $654.8 million in 2007 extended to customers by all independent third-party lenders. The average amount per cash advance increased to $433 from $413, primarily due to the mix within the portfolio (with a larger percent in markets allowing for larger loans) and adjustments to underwriting criteria. The outstanding combined portfolio balance of cash advances decreased $7.9 million, or 5.3%, to $140.5 million at December 31, 2008 from $148.4 million at December 31, 2007. Those amounts included $105.3 million and $113.8 million at December 31, 2008 and 2007, respectively, which are included in the Company’s consolidated balance sheet. An allowance for losses of $21.5 million and $25.7 million has been provided in the consolidated financial statements for December 31, 2008 and 2007, respectively, which is netted against the outstanding cash advance amounts on the Company’s consolidated balance sheets.
     In June 2008, the Governor of Ohio signed into law legislation that capped the annual percentage rate, as defined in the statute (“APR”), on payday loans in that state at 28%, which effectively eliminated the profitability of the existing cash advance product in Ohio. Upon the new law becoming effective in the fourth quarter of 2008, the Company’s online business and its Ohio storefronts, including the remaining Ohio locations, began offering customers short-term unsecured loans governed by the Ohio Second Mortgage Loan statute, and most of the remaining Ohio Cashland locations also began offering gold buying services.
     Going forward, management believes that the amount of cash advances written will be lower in the first half of 2009 compared to the prior year. The reduced volume is expected primarily due to 56 closed storefront locations during 2008 and changes in, or the elimination of, earnings attributable to certain cash advance markets that contributed to volume and revenue during 2008 as described below. Management also anticipates lower levels of consolidated cash advance fees for the first half of 2009 as a result of regulatory changes in the economics of cash advance products in the states of Florida and Ohio. Management believes that potential growth from new and existing markets for cash advance products may offset this loss of volume and revenue by the second half of 2009.
     The following table summarizes cash advances outstanding at December 31, 2008 and 2007 and contains certain non-Generally Accepted Accounting Principles (“non-GAAP”) measures with respect to the cash advances owned by third-party lenders that are not included in the Company’s consolidated balance sheets. The Company believes that presenting these non-GAAP measures is meaningful and necessary because management evaluates and measures the cash advance portfolio performance on an aggregate basis (dollars in thousands):

	2008	2007
Funded by the Company (a)
Active cash advances and fees receivable	$69,443	$76,620
Cash advances and fees in collection	21,147	24,099

Total funded by the Company (a)	90,590	100,719

Funded by third-party lenders (b) (c)
Active cash advances and fees receivable	37,458	34,580
Cash advances and fees in collection	12,479	13,105

Total funded by third-party lenders (b) (c)	49,937	47,685

Combined gross portfolio (b) (d)	140,527	148,404
Less: Elimination of cash advances owned by third-party lenders	35,182	34,580

Company-owned cash advances and fees receivable, gross	105,345	113,824
Less: Allowance for losses	21,495	25,676

Cash advances and fees receivable, net	$83,850	$88,148

Allowance for loss on Company-owned cash advances	$21,495	$25,676
Accrued losses on third-party lender-owned cash advances	2,135	1,828

Combined allowance for losses and accrued third-party lender losses	$23,630	$27,504

Combined allowance for losses and accrued third-party lender losses as a % of combined gross portfolio (b) (d)	16.8%	18.5%

(a)	Cash advances written by the Company in its pawn and cash advance locations and through the Company’s internet distribution channel.

(b)	Non-GAAP presentation. For informational purposes and to provide a greater understanding of the Company’s businesses. Management believes that information provided with this level of detail is meaningful and useful in understanding the activities and business metrics of the Company’s operations.

(c)	Cash advances written by third-party lenders that were marketed, processed or arranged by the Company on behalf of the third-party lenders, all at the Company’s pawn and cash advance locations and through the Company’s internet and card services distribution channels.

(d)	Includes (i) cash advances written by the Company, and (ii) cash advances written by third-party lenders that were marketed, processed or arranged, by the Company on behalf of the third-party lenders, all at the Company’s pawn and cash advance locations and through the Company’s internet and card services distribution channels. (Note: The Company did not commence business in the card services distribution channel until the third quarter of 2008).

Check Cashing Fees, Royalties and Other. Check cashing fees, royalties and other income decreased $876,000 to $15.5 million in 2008, or 5.3%, from $16.4 million in 2007, primarily due to a lower volume of checks being cashed, potentially due to an increase in competition, and the closing of storefront locations during 2008. The components of these revenue items are as follows (dollars in thousands):

	Year Ended December 31,
	2008				2007
	Pawn	Cash	Check		Pawn	Cash	Check
	Lending	Advance	Cashing	Total	Lending	Advance	Cashing	Total
Check cashing fees	$646	$4,908	$400	$5,954	$780	$5,684	$485	$6,949
Royalties	713	—	2,926	3,639	555	—	3,064	3,619
Other	2,385	3,502	61	5,948	1,933	3,846	70	5,849

	$3,744	$8,410	$3,387	$15,541	$3,268	$9,530	$3,619	$16,417

Operations Expenses. Consolidated operations expenses, as a percentage of total revenue, were 31.8% in 2008 compared to 33.0% in 2007. These expenses increased $21.9 million, or 7.1%, in 2008 compared to 2007. Pawn lending operating expenses increased $16.7 million, or 8.5%, primarily due to higher personnel costs, increased occupancy expenses and an increase in store level incentives. Cash advance operating expenses increased $5.1 million, or 4.7%, primarily as a result of the growth and development of the Company’s business that offers cash advances online.
     As a multi-unit operator in the consumer finance industry, the Company’s operations expenses, excluding loan losses, are predominately related to personnel and occupancy expenses. Personnel expenses include base salary and wages, performance incentives, and benefits. Occupancy expenses include rent, property taxes, insurance, utilities, and maintenance. The combination of personnel and occupancy expenses represents 78.1% of total operations expenses in 2008 and 78.2% in 2007. The comparison is as follows (dollars in thousands):

		% of		% of
	2008	Revenue	2007	Revenue
Personnel	$180,042	17.5%	$168,315	18.1%
Occupancy	76,485	7.4	71,185	7.7
Other	71,832	6.9	66,956	7.2

Total	$328,359	31.8%	$306,456	33.0%

     The Company had a total of $3.2 million of personnel and occupancy charges in 2008 associated with the closing of 56 locations in Texas, California, Ohio and Illinois during the year. Of the $3.2 million, approximately $1.6 million was charged to personnel expenses related to store closures and the realignment of operations management, and approximately $1.6 million was charged to occupancy expenses related to lease terminations. Excluding these one-time charges, total operating expenses would have been $325.2 million, an increase of 6.1% over 2007.
     Aside from the costs directly attributable to the closing of locations and realignment of operations during the year, the increase in personnel expenses is mainly due to increases in store level incentives, higher staffing levels, the growth in the Company’s online distribution channel, normal recurring salary adjustments and higher health insurance costs. The increase in occupancy expense is primarily due to recurring rent increases, as well as higher utility costs and property taxes. The increase in other operations expenses was primarily due to $4.2 million of costs associated with development activities supporting a referendum to overturn recent Ohio legislation and due to an increase in selling and other administrative expenses.

Administration Expenses. Consolidated administration expenses, as a percentage of total revenue, were 7.6% in 2008 compared to 5.9% in 2007. The components of administration expenses are as follows (dollars in thousands):

		% of		% of
	2008	Revenue	2007	Revenue
Personnel	$52,634	5.1%	$35,223	3.8%
Other	25,361	2.5	20,051	2.1

Total	$77,995	7.6%	$55,274	5.9%

     The significant increase in administrative expense was primarily due to a variety of factors, including health and workers compensation insurance increases, higher management incentives due to performance, increased infrastructure spending at the Company’s online lending facilities and management realignment expenses. The Company significantly realigned its administrative activities during the fourth quarter of 2008 to create a more efficient structure more closely aligned with the current business environment, which resulted in a one-time charge to earnings of $3.3 million in severance and related compensation expenses in 2008.
Cash Advance Loss Provision. The Company maintains an allowance for losses on cash advances at a level projected to be adequate to absorb credit losses inherent in the outstanding combined cash advance portfolio. The cash advance loss provision is utilized to increase the allowance carried against the outstanding company-owned cash advance portfolio (including participation interest in line of credit receivables acquired from a third-party lender) as well as expected losses in the third-party lender-owned portfolios which are guaranteed by the Company. The allowance is based on historical trends in portfolio performance based on the status of the balance owed by the customer. The Company charges off all cash advances once they have been in default for 60 days or sooner if deemed uncollectible. Recoveries on losses previously charged to the allowance are credited to the allowance when collected. The cash advance loss provision decreased by $14.5 million to $140.7 million in 2008, from $155.2 million in 2007. The loss provision expense as a percentage of gross cash advances written was lower in 2008, decreasing to 6.8% compared to 7.7% in the prior year. The loss provision as a percentage of cash advance fees decreased to 38.6% in 2008 from 43.7% in 2007. The lower loss provision is primarily due to an improved mix of customers, which is more heavily weighted to customers with better histories of repayment of loans and a lower concentration of customers with no performance history, and a higher percentage of collections on loans that were past due. In addition, management adjusted underwriting late in 2007 in an effort to reduce bad debt.
     Due to the short-term nature of the cash advance product and the high velocity of loans written, seasonal trends are evidenced in quarter-to-quarter performance. The table below shows the Company’s sequential loss experience for each of the calendar quarters and full fiscal years of 2008 and 2007 under a variety of metrics used by the Company to evaluate performance. Management believes that the higher loss levels experienced in 2007 were due to a large increase in new customers during the early part of the year. Typically, in the normal business cycle, sequential losses, as measured by the current period loss provision as a percentage of combined loans written in the period, are lowest in the first quarter and increase throughout the year, with the final two quarters experiencing the peak levels of losses. The quarterly sequential performance deviated from this typical cycle during 2007, as sequential loss rates decreased from the third quarter to the fourth quarter. Management believes that this sequential decrease during 2007 was unusual and due mainly to the increase in customers with established borrowing histories as a percentage of all customers in the latter half of the year. This change in mix was primarily in the portfolio of cash advances originated by the Company’s online channel. In addition, management took steps to reduce losses in its storefront business beginning in the last half of 2007, including additional underwriting guidelines and more emphasis on collections activities. These changes accounted for a smaller portion of the decrease in loss rates in relation to the customer composition mix, but loss levels in this business have been reduced compared to the prior year. Management believes that the sequential trend in cash advance loan losses will return to its more traditional trend of lowest loss levels in the first quarter and will increase sequentially thereafter as it did in 2008.

	2008
	First	Second	Third	Fourth	Fiscal
	Quarter	Quarter	Quarter	Quarter	Year
Combined cash advance loss provision as a % of combined cash advances written (a) (b)	5.5%	6.5%	7.6%	7.3%	6.8%
Charge-offs (net of recoveries) as a % of combined cash advances written (a) (b)	6.5%	5.2%	8.1%	8.0%	7.0%
Combined cash advance loss provision as a % of cash advance fees (a) (b)	31.8%	37.4%	42.5%	42.1%	38.6%

Combined cash advances and fees receivable, gross(a) (b)	$124,463	$145,653	$143,351	$140,527	$140,527
Combined allowance for losses on cash advances	22,803	29,710	27,258	23,630	23,630

Combined cash advances and fees receivable, net(a) (b)	$101,660	$115,943	$116,093	$116,897	$116,897

Combined allowance for losses and accrued third-party lender losses as a % of combined gross portfolio (a) (b)	18.3%	20.4%	19.0%	16.8%	16.8%

	2007
	First	Second	Third	Fourth	Fiscal
	Quarter	Quarter	Quarter	Quarter	Year
Combined cash advance loss provision as a % of combined cash advances written (a) (b)	7.4%	8.4%	8.1%	6.8%	7.7%
Charge-offs (net of recoveries) as a % of combined cash advances written (a) (b)	6.5%	6.5%	8.3%	7.8%	7.3%
Combined cash advance loss provision as a % of cash advance fees (a) (b)	41.7%	48.7%	45.7%	38.8%	43.7%

Combined cash advances and fees receivable, gross(a) (b)	$115,547	$139,576	$144,779	$148,404	$148,404
Combined allowance for losses on cash advances	24,394	33,996	32,757	27,504	27,504

Combined cash advances and fees receivable, net(a) (b)	$91,153	$105,580	$112,022	$120,900	$120,900

Combined allowance for losses and accrued third-party lender losses as a % of combined gross portfolio (a) (b)	21.1%	24.4%	22.6%	18.5%	18.5%

(a)	Non-GAAP presentation. For informational purposes and to provide a greater understanding of the Company’s businesses. Management believes that information provided with this level of detail is meaningful and useful in understanding the activities and business metrics of the Company’s operations.

(b)	Includes (i) cash advances written by the Company, and (ii) cash advances written by third-party lenders that were marketed, processed or arranged by the Company on behalf of the third-party lenders, all at the Company’s pawn and cash advance locations and through the Company’s internet and card services distribution channels. (Note: The Company did not commence business in the card services distribution channel until the third quarter of 2008).

     The following table summarizes the cash advance loss provision and combined allowance for losses and accrued third-party lender losses for the years ended and at December 31, 2008 and 2007, and contains certain non-GAAP measures with respect to the cash advances written by third-party lenders that are not included in the Company’s consolidated balance sheets and related statistics. The Company believes that presenting these non-GAAP measures is meaningful and necessary because management evaluates and measures the cash advance portfolio performance on an aggregate basis including its evaluation of the loss provision for the Company-owned portfolio and the third-party lender-owned portfolio that the Company guarantees (dollars in thousands).

	Year Ended December 31,
	2008	2007
Cash advance loss provision:
Loss provision on Company-owned cash advances	$140,416	$154,565
Loss provision on third-party owned cash advances	307	673

Combined cash advance loss provision	$140,723	$155,238

Charge-offs, net of recoveries	$144,597	$148,402

Cash advances written:
By the Company (a)	$1,373,642	$1,370,167
By third-party lenders (b) (c)	702,933	654,760

Combined cash advances written (b) (d)	$2,076,575	$2,024,927

Combined cash advance loss provision as a % of combined cash advances written (b)(d)	6.8%	7.7%
Charge-offs (net of recoveries) as a % of combined cash advances written (b)(d)	7.0%	7.3%

(a)	Cash advances written by the Company for its own account in pawn locations, cash advance locations and through the internet distribution channel.

(b)	Non-GAAP presentation. For informational purposes and to provide a greater understanding of the Company’s businesses. Management believes that information provided with this level of detail is meaningful and useful in understanding the activities and business metrics of the Company’s operations.

(c)	Cash advances written by third-party lenders that were marketed, processed or arranged by the Company on behalf of the third-party lenders, all at the Company’s pawn and cash advance locations and through the Company’s internet and card services distribution channel. (Note: The Company did not commence business in the card services distribution channel until the third quarter of 2008).

(d)	Includes (i) cash advances written by the Company, and (ii) cash advances written by third-party lenders that were marketed, processed or arranged by the Company on behalf of the third-party lenders, all at the Company’s pawn and cash advance locations and through the Company’s internet and card services distribution channels. (Note: The Company did not commence business in the card services distribution channel until the third quarter of 2008).
     During 2008, the Company’s online distribution channel sold selected cash advances which had been previously written off. These sales generated proceeds of $4.7 million. Those proceeds were recorded as recoveries on losses previously charged to the allowance for losses.
Depreciation and Amortization. Depreciation and amortization expense as a percentage of total revenue increased to 3.8% in 2008 from 3.5% in 2007. Total depreciation and amortization expenses increased $7.5 million, or 23.4%, primarily due to accelerated depreciation costs related to planned store closures as well as accelerated depreciation on legacy computer hardware which will be replaced during the deployment of the Company’s new point-of-sale system. Management expects the implementation of the new point-of-sale system, which is expected to occur late in 2010, will result in a substantial increase in depreciation expense.
Interest Expense. Interest expense as a percentage of total revenue was 1.6% in 2008 and 1.7% in 2007. Interest expense was flat at $16.0 million for 2008 and 2007. The Company had a higher average amount of floating rate debt outstanding ($211.2 million during 2008 and $121.3 million during 2007), which was offset by a lower weighted average interest rate on floating rate debt (3.9% during 2008 compared to 6.3% during 2007). The average amount of total debt outstanding increased during 2008 to $324.8 million from $249.8 million during 2007. The effective blended borrowing cost was 4.7% in 2008 and 6.4% in 2007.
Interest Income. Interest income decreased $0.7 million to $0.3 million in 2008 compared to $1.0 million in 2007. The interest income in 2007 was primarily from the two notes receivable denominated in Swedish kronor that the Company held in connection with its 2004 sale of its foreign pawn lending operations. These notes were sold in August 2007. The interest income in 2008 was primarily from a note receivable with PBSI, which was paid in full when the assets of PBSI were acquired in July 2008.
Foreign Currency Transaction Gain (Loss). The Company held two notes receivable denominated in Swedish kronor until they were sold in August 2007. Exchange rate changes between the United States dollar and the Swedish kronor resulted in a net gain of $63,000 (including a gain of $52,000 from foreign currency forward contracts) in 2007.
In July 2007, the Company began offering cash advances to residents of the United Kingdom. The functional currency of the Company’s United Kingdom operations is the British pound. In June 2008, the Company entered into a line of credit facility of £7.5 million with a foreign commercial bank and designated the debt as a hedging instrument of the Company’s net investment in its subsidiary that offers cash advances to residents of the United Kingdom. In 2008 and 2007, the Company recorded foreign currency transaction losses of approximately $177,000 and $87,000, respectively.
Income Taxes. The Company’s effective tax rate for 2008 was 38.9% as compared to 36.4% for 2007. The Company recognized a one-time $1.1 million deferred tax benefit during 2007 as a result of a change in Texas law enacted during that period. The Company incurred $4.4 million of nondeductible expenses during 2008 primarily related to development activities leading up to an industry referendum and efforts to overturn the provisions in Ohio law in the November 2008 election. Excluding the one-time Texas deferred tax benefit, the effective rate for 2007 would have been 37.3%. If the current year expense related to the development activities surrounding the change in Ohio law were deductible, the effective tax rate for 2008 would be 37.7%.
Year Ended 2007 Compared to Year Ended 2006
Consolidated Net Revenue. Consolidated net revenue increased $193.0 million, or 39.4%, to $682.6 million during 2007 from $489.6 million during 2006. The following table sets forth 2007 and 2006 net revenue by operating segment (dollars in thousands):

	2007	2006	Increase/(Decrease)
Cash advance operations components:
Storefront	$137,979	$130,106	$7,873	6.1%
Internet lending	184,729	30,483	154,246	506.0

Total cash advance operations	$322,708	$160,589	$162,119	101.0%
Pawn lending operations	356,275	325,071	31,204	9.6
Check cashing operations	3,619	3,925	(306)	(7.8)

Consolidated net revenue	$682,602	$489,585	$193,017	39.4%

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
     The average balances of pawn loans outstanding during 2007 increased by $7.3 million, or 6.1%, compared to 2006. The increase was driven by a 9.9% increase in the average amount per loan outstanding that was partially offset by a 3.5% decrease in the average number of pawn loans outstanding during 2007. Management believes that the decrease in the average number of pawn loans outstanding could be related to the fact that higher advance rates on loans secured by gold collateral, such as jewelry, can allow customers to reduce the number of loans necessary to achieve their needs. In addition, the decrease in loan term from 90 to 60 days reduces the number of loans outstanding, as unredeemed loans that would have remained in the 90-day loan cycle for the complete term are eliminated earlier in the 60-day loan cycle.
     Pawn loan balances at December 31, 2007 were $137.3 million, which was 7.8% higher than at December 31, 2006. Annualized loan yield was 125.5% in 2007, compared to 123.6% in 2006. Pawn loan balances for same stores (stores that have been open for at least twelve months) at December 31, 2007 increased $8.4 million, or 6.6%, as compared to December 31, 2006.
Profit from the Disposition of Merchandise. Profit from the disposition of merchandise represents the proceeds received from the disposition of merchandise in excess of the cost of disposed merchandise. The following table summarizes the proceeds from the disposition of merchandise and the related profit for 2007 as compared to 2006 (dollars in thousands):

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

     Proceeds from disposition of merchandise, excluding refined gold, increased $21.3 million, or 8.3%, in 2007 primarily due to the higher levels of retail sales activity that was supported by higher levels of merchandise available for disposition entering into 2007 and the net addition of 10 pawnshop locations. The consolidated merchandise turnover rate was 2.7 times in both 2007 and 2006.
     The table below summarizes the age of merchandise held for disposition before valuation allowance of $2.0 million and $1.9 million, respectively, at December 31, 2007 and 2006 (dollars in thousands).

	2007		2006
	Amount	%	Amount	%
Merchandise held for 1 year or less —
Jewelry	$60,702	60.6%	$52,087	58.6%
Other merchandise	29,437	29.4	28,302	31.8

	90,139	90.0	80,389	90.4

Merchandise held for more than 1 year —
Jewelry	6,264	6.3	5,280	5.9
Other merchandise	3,731	3.7	3,261	3.7

	9,995	10.0	8,541	9.6

Total merchandise held for disposition	$100,134	100.0%	$88,930	100.0%

Cash Advance Fees. Cash advance fees increased $160.1 million, or 82.1%, to $355.2 million in 2007 as compared to $195.1 million in 2006. The increase in revenue from cash advance fees is predominantly due to the increase in customers using the Company’s online distribution channel, which was acquired in September of 2006 and to a lesser extent, the increase and growth of storefront locations. As of December 31, 2007, cash advance products were available in 735 lending locations, including 431 pawnshops and 304 cash advance locations. In 319 of these lending locations, the Company arranges for customers to obtain cash advance products from independent third-party lenders for a fee. Cash advance fees from same stores (stores that have been open for at least twelve months) increased $3.6 million, or 2.2%, to $165.2 million in 2007 compared to $161.6 million in 2006.
     Cash advance fees include revenue from the cash advance portfolio owned by the Company and fees paid to the Company for arranging, marketing or processing cash advance products from independent third-party lenders for customers. (Although cash advance transactions may take the form of loans or deferred check deposit transactions, the transactions are referred to throughout this discussion as “cash advances” for convenience.)
     The following table sets forth cash advance fees by operating segment for the years ended December 31, 2007 and 2006 (dollars in thousands):

	2007	2006	Inc./(Dec.)
Cash advance operations components:
Storefront	$128,454	$120,946	$7,508	6.2%
Internet lending	184,724	30,483	154,241	506.0

Total cash advance operations	$313,178	$151,429	$161,749	106.8%
Pawn lending operations	42,018	43,676	(1,658)	(3.8)

Consolidated cash advance fees	$355,196	$195,105	$160,091	82.1%

     The dollar value of cash advances written increased $847.2 million, or 71.9%, to $2.0 billion in 2007 from $1.2 billion in 2006. These amounts include $654.8 million in 2007 and $360.6 million in 2006 extended to customers by all independent third-party lenders. The average amount per cash advance increased to $413 from $381 primarily due to the mix within the portfolio (with a larger percent in markets allowing for larger loans) and adjustments to underwriting criteria. The outstanding combined portfolio balance of cash advances increased $24.2 million, or 19.5%, to $148.4 million at December 31, 2007 from

$124.2 million at December 31, 2006. Those amounts included $113.8 million and $99.5 million at December 31, 2007 and 2006, respectively, which are included in the Company’s consolidated balance sheet. An allowance for losses of $25.7 million and $19.5 million has been provided in the consolidated financial statements for December 31, 2007 and 2006, respectively, which is netted against the outstanding cash advance amounts on the Company’s consolidated balance sheets.
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

Operations Expenses. Consolidated operations expenses, as a percentage of total revenue, were 33.0% in 2007 compared to 35.7% in 2006. These expenses increased $56.8 million, or 22.9%, in 2007 compared to 2006. Pawn lending operating expenses increased $14.0 million, or 7.8%, primarily due to higher personnel costs, increased occupancy expenses and an increase in store level incentives. Cash advance operating expenses increased $42.8 million, or 64.5%, primarily as a result of the acquisition of a business that offers cash advances online.
     As a multi-unit operator in the consumer finance industry, the Company’s operations expenses, excluding expenses related to loan losses, are predominately related to personnel and occupancy expenses. Personnel expenses include base salary and wages, performance incentives, and benefits. Occupancy expenses include rent, property taxes, insurance, utilities, and maintenance. The combination of personnel and occupancy expenses represents 78.2% of total operations expenses in 2007 and 82.2% in 2006. The comparison is as follows (dollars in thousands):

		% of		% of
	2007	Revenue	2006	Revenue
Personnel	$168,315	18.1%	$140,632	20.2%
Occupancy	71,185	7.7	63,926	9.2
Other	66,956	7.2	44,265	6.4

Total	$306,456	33.0%	$248,823	35.8%

     The increase in personnel expenses is mainly due to unit additions in 2007, an increase in staffing levels, the acquisition of CashNetUSA and normal recurring salary adjustments. The increase in occupancy expense is primarily due to unit additions, as well as higher utility costs and property taxes. The increase in other operations expenses was primarily due to an increase in marketing and selling expenses.
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

Administration Expenses. Consolidated administration expenses, as a percentage of total revenue, were 5.9% in 2007 compared to 7.3% in 2006. The components of administration expenses are as follows (dollars in thousands):

		% of		% of
	2007	Revenue	2006	Revenue
Personnel	$35,223	3.8%	$33,135	4.8%
Other	20,051	2.2	16,733	2.4

Total	$55,274	5.9%	$49,868	7.3%

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
Cash Advance Loss Provision. The Company maintains an allowance for losses on cash advances at a level projected to be adequate to absorb credit losses inherent in the outstanding combined cash advance portfolio. The cash advance loss provision is utilized to increase the allowance carried against the outstanding company-owned cash advance portfolio as well as expected losses in the third-party lender-owned portfolios which are guaranteed by the Company. The allowance is based on historical trends in portfolio performance based on the status of the balance owed by the customer with the full amount of the customer’s obligations being completely reserved when they become 60 days past due. The cash advance loss provision increased $95.6 million to $155.2 million in 2007, compared to $59.6 million in 2006. An increased volume of cash advances contributed $79.0 million of the increase in the loss provision with the remaining increase of $16.6 million attributable to higher loss rates.
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

	2007
	First	Second	Third	Fourth	Fiscal
	Quarter	Quarter	Quarter	Quarter	Year
Combined cash advance loss provision as a % of combined cash advances written (a) (b)	7.4%	8.4%	8.1%	6.8%	7.7%
Charge-offs (net of recoveries) as a % of combined cash advances written (a) (b)	6.5%	6.5%	8.3%	7.8%	7.3%
Combined cash advance loss provision as a % of cash advance fees (a) (b)	41.7%	48.7%	45.7%	38.8%	43.7%

Combined cash advances and fees receivable, gross(a) (b)	$115,547	$139,576	$144,779	$148,404	$148,404
Combined allowance for losses on cash advances	24,394	33,996	32,757	27,504	27,504

Combined cash advances and fees receivable, net(a) (b)	$91,153	$105,580	$112,022	$120,900	$120,900

Combined allowance for losses and accrued third-party lender losses as a % of combined gross portfolio (a) (b)	21.1%	24.4%	22.6%	18.5%	18.5%

	2006
	First	Second	Third	Fourth	Fiscal
	Quarter	Quarter	Quarter	Quarter	Year
Combined cash advance loss provision as a % of combined cash advances written (a) (b)	2.1%	4.5%	5.9%	6.3%	5.1%
Charge-offs (net of recoveries) as a % of combined cash advances written (a) (b)	3.5%	2.7%	4.8%	4.2%	3.9%
Combined cash advance loss provision as a % of cash advance fees (a) (b)	12.5%	27.4%	36.2%	37.3%	30.5%

Combined cash advances and fees receivable, gross(a) (b)	$47,879	$63,682	$97,732	$124,175	$124,175
Combined allowance for losses on cash advances	4,146	8,432	11,842	20,666	20,666

Combined cash advances and fees receivable, net(a) (b)	$43,733	$55,250	$85,890	$103,509	$103,509

Combined allowance for losses and accrued third-party lender losses as a % of combined gross portfolio (a) (b)	8.7%	13.2%	12.1%	16.6%	16.6%

(a)	Non-GAAP presentation. For informational purposes and to provide a greater understanding of the Company’s businesses. Management believes that information provided with this level of detail is meaningful and useful in understanding the activities and business metrics of the Company’s operations.

(b)	Includes (i) cash advances written by the Company, and (ii) cash advances written by third-party lenders that were arranged by the Company on behalf of the third-party lenders, all at the Company’s pawn and cash advance locations and through the Company’s internet distribution channel.
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

	Year Ended December 31,
	2007	2006
Cash advance loss provision:
Loss provision on Company-owned cash advances	$154,563	$59,284
Loss provision on third-party owned cash advances	675	279

Combined cash advance loss provision	$155,238	$59,563

Charge-offs, net of recoveries	$148,400	$46,080

Cash advances written:
By the Company (a)	$1,370,167	$817,186
By third-party lenders (b) (c)	654,760	360,577

Combined cash advances written (b) (d)	$2,024,927	$1,177,763

Combined cash advance loss provision as a % of combined cash advances written (b)(d)	7.7%	5.1%
Charge-offs (net of recoveries) as a % of combined cash advances written (b)(d)	7.3%	3.9%

(a)	Cash advances written by the Company for its own account in pawn locations, cash advance locations and through the internet distribution channel.

(b)	Non-GAAP presentation. For informational purposes and to provide a greater understanding of the Company’s businesses. Management believes that information provided with this level of detail is meaningful and useful in understanding the activities and business metrics of the Company’s operations.

(c)	Cash advances written by third-party lenders that were arranged by the Company on behalf of the third-party lenders, all at the Company’s pawn and cash advance locations and through the Company’s internet distribution channel.

(d)	Includes (i) cash advances written by the Company, and (ii) cash advances written by third-party lenders that were arranged by the Company on behalf of the third-party lenders, all at the Company’s pawn and cash advance locations and through the Company’s internet distribution channel.
     During 2007, the Company’s online distribution channel sold selected cash advances which had been previously charged off. These sales generated proceeds of $4.2 million related to loans originated after the acquisition of the online distribution channel. Those proceeds were recorded as recoveries on losses previously charged to the allowance for losses.
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
Income Taxes. The Company’s effective tax rate for 2007 was 36.4% as compared to 36.6% for 2006. The Company recognized a $1.1 million one-time deferred Texas margin tax credit, net of the federal income tax effect of the credit, during the second quarter of 2007. This credit resulted from a change in Texas law enacted during the second quarter. Excluding the effect of the one-time Texas deferred tax benefit, the effective tax rate for 2007 would have been 37.3%. Excluding the effect of the one-time deferred tax benefit, the increase over 2006 is primarily attributable to an increase in state and local income taxes, including the Texas margin tax that was enacted in 2006 and is imposed on the Company’s earnings beginning in 2007.

LIQUIDITY AND CAPITAL RESOURCES
     The Company’s cash flows and other key indicators of liquidity are summarized as follows (dollars in thousands):

	2008		2007		2006
Operating activities cash flows	$253,580		$273,073		$161,812
Investing activities cash flows:
Pawn loans	(9,887)		(21,761)		(26,359)
Cash advances	(133,025)		(161,904)		(77,349)
Acquisitions	(182,356)		(82,557)		(64,927)
Property and equipment additions	(57,082)		(70,097)		(46,355)
Proceeds from sale of foreign notes	—		16,589		—
Proceeds from insurance claims	1,214		1,416		1,934
Proceeds from termination of contract and disposition of assets	—		—		2,198
Financing activities cash flows	136,494		42,218		55,917
Working capital	$313,834		$302,275		$259,813
Current ratio	3.1	x	3.8	x	3.2	x
Merchandise turnover	2.9	x	2.7	x	2.7	x
Cash flows from operating activities. Net cash provided by operating activities was $253.6 million for 2008, a decrease of 7.2% compared to the prior year. Net cash generated by the Company’s pawn lending operations, cash advance operations and check cashing operations were $74.4 million, $178.4 million and $0.8 million, respectively.
     Historically, the Company’s revenue from loans is highest in the fourth fiscal quarter (October through December) mainly due to higher average loan balances. Proceeds from the disposition of merchandise are generally highest in the Company’s fourth and first fiscal quarters (October through March) primarily due to the holiday season and the impact of tax refunds. The net effect of these factors is that income typically is highest in the fourth and first fiscal quarters and likewise the Company’s cash flow is generally greatest in these two fiscal quarters. During 2008, revenue from cash advance loans did not grow in the fourth quarter due to changes in markets served by the Company, which caused this trend to be different in 2008. The Company expects this trend to produce lower cash advance revenue in the first quarter of 2009. The business is expected to return to its typical cycle beginning in the fourth quarter of 2009.
Cash flows from investing activities. The Company’s pawn lending investing activities used cash of $9.9 million and cash advance investing activities used cash of $132.9 million during the current period. The Company also invested $55.5 million in property and equipment, including $15.1 million toward the development of a new point-of-sale system and $40.4 million for the development and enhancements to communications and information systems, establishment of new locations and the remodeling of certain locations. In addition, $1.2 million of proceeds from various casualty insurance claims were received during the year.
     During the year ended December 31, 2008, the Company completed and made payments on multiple acquisition transactions. The total amount of acquisition related payments was $226.8 million, comprised of cash payments of $184.2 million, $7.9 million in common shares of the Company’s stock and a deferred payment of $34.7 million. Acquisitions of pawn lending businesses, primarily the acquisition of Prenda Fácil, used cash of $87.4 million. The Company issued 391,236 shares of its common stock as partial payment for the Prenda Fácil acquisition with a fair value of $7.9 million as of the closing date. Additionally, the Company made two supplemental payments totaling $132.6 million in connection with the acquisition of substantially all of the assets of The Check Giant, LLC (“TCG”). On October 31, 2008, the Company and TCG amended the underlying purchase agreement, to provide that $34.7 million of the aggregate November 2008 payment due to TCG was deferred until March 31, 2009, with a deferral fee of $2.2 million, of which $0.9 million had been paid as of December 31, 2008. Going forward, in addition to the deferred portion of the November 2008 payment, the Company will have one additional payment as of March 31, 2009, when the Company will calculate a final true up payment to be paid to TCG to reflect amounts collected between October 1, 2008 and March 31, 2009 on loans that had been fully reserved in its allowance for loan losses on or before September 30, 2008, less the costs of collecting on such loans. As of December 31, 2008, the Company has accrued to accounts payable approximately $9.6 million for this payment.
     On July 23, 2008, the Company, through a wholly-owned subsidiary, Primary Cash Holdings, LLC (now known as Primary Innovations, LLC, or “PI”), purchased substantially all the assets of Primary Business Services, Inc., Primary Finance, Inc., Primary Processing, Inc. and Primary Members Insurance Services, Inc. (collectively, “PBSI”), a group of companies in the business of, among other things, providing loan processing services for, and participating in receivables associated with, a bank issued line of credit made available by the bank on certain stored-value debit cards the bank issues. The Company paid approximately $5.6 million in cash, of which approximately $4.9 million was used to repay a loan that the Company had made to PBSI, and transaction costs of approximately $0.3 million. The Company also agreed to pay up to eight supplemental earn-out payments during the four-year period after the closing. The amount of each supplemental payment is to be based on a multiple of 3.5 times the consolidated earnings attributable to PI’s business for a specified period (generally 12 months) preceding each scheduled supplemental payment, reduced by amounts previously paid. Substantially all of these supplemental payments will be accounted for as goodwill. The first supplemental payment is due in April 2009, and, under the terms of the purchase agreement, shall be not less than $2.7 million; which has been accrued to accounts payable as of December 31, 2008.
     On December 16, 2008, the Company acquired 80% of the outstanding stock of Creazione Estilo, S.A. de C.V., SOFOM, E.N.R., a Mexican sociedad anónima de capital variable, sociedad financiera de objeto múltiple, entidad no regulada (“Creazione”), which, as of December 31, 2008, operates a chain of 112 pawnshops in Mexico under the name “Prenda Fácil.” The Company paid an aggregate initial consideration of $90.5 million, net of cash acquired, of which $82.6 million was paid in cash, including acquisition costs of approximately $3.4 million. The remainder of the initial consideration was paid in the form of 391,236 shares of the Company’s common stock with a fair value of $7.9 million as of the closing date. The Company also agreed to pay a supplemental earn-out payment in an amount based on a five times multiple of the consolidated earnings of Creazione’s business as specifically defined in the Stock Purchase Agreement (generally Creazione’s earnings before interest, income taxes, depreciation and amortization expenses) for the twelve month period ending June 30, 2011, reduced by amounts previously paid. If the calculation of the supplemental payment produces an amount that is zero or less, there would be no supplemental payment. This supplemental payment is expected to be paid in cash on or before August 15, 2011. The Company is operating the Prenda Fácil pawnshops through its Retail Services Division, and is including the activities of Prenda Fácil in the results of its pawn lending segment.
     Management anticipates that capital expenditures for 2009 will be approximately $20.0 to $30.0 million, primarily for the remodeling of selected operating units, for the continuing development and enhancements to communications and information systems, including the multi-year project to upgrade the Company’s proprietary point-of-sale and information system, and for the establishment of approximately 50 to 60 new pawnshops, primarily in its foreign operations. The Company will pay $34.7 million for the deferred portion of the November 2008 supplemental payment related to CashNetUSA in early 2009. The additional capital required to make the final true-up acquisition payment related to the CashNetUSA acquisition currently estimated at $9.6 million, the $2.7 million supplemental payment on PI, and capital to pursue other acquisition opportunities is not included in the estimate of capital expenditures.

Cash flows from financing activities. During 2008, the Company borrowed $109.9 million under its bank lines of credit. In addition, the Company borrowed an additional $48.0 million through the issuance of two senior unsecured notes in the amounts of $38.0 million, and $10.0 million, as discussed below. The Company paid approximately $1.0 million in debt issuance costs associated with the new senior unsecured notes. The Company reduced the balance owed on its senior unsecured notes through scheduled principal payments during the year of $8.5 million. Additional uses of cash included $4.1 million for dividends paid. On October 24, 2007, the Board of Directors established an authorization (the “2007 authorization”) for the repurchase of 1,500,000 shares of the Company’s common stock. Management expects to purchase shares of the Company from time to time in the open market, and funding will come from operating cash flow. During the year ended December 31, 2008, 195,000 shares were purchased for an aggregate amount of $6.4 million under the 2007 authorization. In addition, 23,901 shares were acquired as partial payments of taxes for shares issued under stock-based compensation plans for an aggregate amount of $0.8 million. During 2008, stock options for 56,805 shares were exercised which generated $0.7 million of additional equity. In connection with the purchase of Prenda Fácil, the Company issued 391,236 shares of its common stock, which reduced the cash portion of the purchase price.
     On February 29, 2008, the Company exercised the $50.0 million accordion feature contained in its existing line of credit. As a result, the committed amount under the line of credit increased from $250.0 million to $300.0 million. This line of credit extends through March 2012 with no interim mandatory reductions in availability or scheduled payments. On May 7, 2008, the Company established a line of credit facility up to £7.5 million with a foreign commercial bank. The balance outstanding at December 31, 2008 was £5.0 million (approximately $7.3 million). This line of credit provides working capital to the Company’s online lending operations to customers residing in the United Kingdom. On June 30, 2008, the Company established a letter of credit facility with a group of banks to permit the issuance of up to $12.8 million in letters of credit.
     On December 11, 2008, the Company issued $38.0 million of senior unsecured long-term notes, due in November 2012, pursuant to a Credit Agreement dated November 21, 2008. Interest is charged, at the Company’s option, at either LIBOR plus a margin of 3.50% or at the agent’s base rate plus a margin of 3.50%. The notes are payable through scheduled quarterly payments of $3.0 million beginning on March 31, 2010, with any outstanding principal due at maturity on November 21, 2012. The notes may be prepaid without penalty at any time after November 20, 2009. Net proceeds received from the issuance of the notes were used for the Prenda Fácil acquisition. The weighted average interest rate (including margin) on the $38.0 million term notes at December 31, 2008 was 4.75%.
     On December 11, 2008, the Company issued $10.0 million of senior unsecured long-term notes, due in November 2012 pursuant to a Credit Agreement dated December 5, 2008. Interest is charged, at the Company’s option, at either LIBOR plus a margin of 10.0% or at the agent’s base rate plus a margin of 10.0%. The notes are payable in full at maturity on November 21, 2012, and may be prepaid without penalty at any time. Net proceeds received from the issuance of the notes were used for the Prenda Fácil acquisition. The weighted average interest rate (including margin) on the $10.0 million term notes at December 31, 2008 was 11.25%.
     The credit agreements and the Company’s senior unsecured notes require that the Company maintain certain financial ratios. The Company is in compliance with all covenants and other requirements set forth in its debt agreements. A significant decline in demand for the Company’s products and services may cause the Company to reduce its planned level of capital expenditures and lower its working capital needs in order to maintain compliance with the financial ratios in those agreements. A violation of the credit agreement or the Company’s senior unsecured note agreements could result in an acceleration of the Company’s debt and increase the Company’s borrowing costs and could adversely affect the Company’s ability to renew its existing credit facility or obtain new credit on favorable terms in the future. The Company does not anticipate a significant decline in demand for its services and has historically been successful in maintaining compliance with and renewing its debt agreements.

     The following table summarizes the Company’s contractual obligations at December 31, 2008, and the effect such obligations are expected to have on its liquidity and cash flow in future periods (in thousands):

	2009	2010	2011	2012	2013	Thereafter	Total
Bank line of credit	$—	$—	$—	$274,344	$—	$—	$274,344
Other long-term debt	15,810	25,493	24,433	49,620	9,273	39,181	163,810
Interest on other long-term debt (1)	6,744	6,132	5,316	4,411	2,976	7,639	33,218
Non-cancelable leases	38,938	28,138	21,673	15,625	10,837	19,835	135,046

Total	$61,492	$59,763	$51,422	$344,000	$23,086	$66,655	$606,418

(1)	Excludes interest obligations on all of the Company’s variable-rate debt. See Note 8 of Notes to Consolidated Financial Statements.
     The Company’s short term liquidity requirements are provided under its $300.0 million line of credit, which is a multi-year committed facility by a group of ten commercial banks. The Company has not been directly affected by the current disruption in the capital markets as it relates to its liquidity for working capital expansion; however, management will continue to evaluate sources for additional liquidity due to the instability of the current environment. To ensure that it is in a position to meet the needs of its business, management will evaluate and possibly pursue alternatives such as the sale of assets, reductions in capital spending and changes to its current assets and/or the issuance of debt or equity securities, all of which could be expected to generate additional liquidity.
     Management believes that the borrowings available ($28.2 million at December 31, 2008) under the credit facilities, cash generated from operations and current working capital of $313.8 million should be sufficient to meet the Company’s anticipated capital requirements for its businesses. The characteristics of the current assets, specifically the ability to rapidly liquidate gold jewelry and adjust outflows of cash in its lending practices, gives the Company flexibility to quickly modify its business strategy to increase cash flow from its business, if necessary.
Off-Balance Sheet Arrangements with Third-Party Lenders
     The Company arranges for consumers to obtain cash advance products from multiple independent third-party lenders through the CSO program. As of December 31, 2008, the CSO program was available to consumers in 249 of the Company’s lending locations in Texas and online borrowers located in the states of Maryland and Texas. When a consumer executes a credit services agreement with the Company, the Company agrees, for a fee payable to the Company by the consumer, to provide a variety of credit services to the consumer, one of which is to guarantee the consumer’s obligation to repay the loan received by the consumer from the third-party lender if the consumer fails to do so. The Company discontinued the CSO program in Michigan in February 2007, and in Florida in July 2008, and has since offered only cash advances underwritten by the Company to customers in those states. In January of 2008, the Company began offering a CSO program in the state of Maryland through its online platform.
     For cash advance products originated by third-party lenders under the CSO program, each lender is responsible for evaluating each of its customers’ applications, determining whether to approve a cash advance based on an application and determining the amount of the cash advance. The Company is not involved in the lenders’ cash advance approval processes or in determining the lenders’ approval procedures or criteria. At December 31, 2008, the outstanding amount of active cash advances originated by third-party lenders was $35.2 million.
     Since the Company may not be successful in collecting all amounts funded under the terms of its guaranty, the Company’s cash advance loss provision includes amounts estimated to be adequate to absorb credit losses from cash advances in the aggregate cash advance portfolio, including those expected to be assigned to the Company or acquired by the Company as a result of its guaranty obligations. Accrued losses of $2.1 million on portfolios owned by the third-party lenders are included in “Accounts payable and accrued expenses” in the consolidated balance sheets. The Company believes that this amount is adequate to absorb credit losses from cash advances expected to be assigned to the Company or acquired by the Company as a result of its guaranty obligations.

CAUTIONARY STATEMENT REGARDING RISKS AND UNCERTAINTIES THAT MAY AFFECT FUTURE RESULTS
     This Annual Report on Form 10-K, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains statements that are forward-looking, as that term is defined by the Private Securities Litigation Reform Act of 1995 or by the Securities and Exchange Commission in its rules. The Company intends that all forward-looking statements be subject to the safe harbors created by these laws and rules. The actual results of the Company could differ materially from those indicated by the forward-looking statements because of various risks and uncertainties including, without limitation, the risks and uncertainties identified in this report under the heading “Risk Factors,” as well as changes in consumer credit, tax and other laws and government rules and regulations applicable to the Company’s business, changes in demand for the Company’s services, the actions of third parties who offer products and services at the Company’s locations, fluctuations in the price of gold, changes in competition, the ability of the Company to open new operating units in accordance with its plans, economic conditions, real estate market fluctuations, interest rate fluctuations, changes in the capital markets, changes in foreign currency exchange rates, the effect of such changes on the Company’s business or the markets in which it operates, or the ability to successfully integrate newly acquired businesses into the Company’s operations. When used in this Annual Report on Form 10-K, the words “believes,” “estimates,” “plans,” “expects,” “anticipates,” and similar expressions as they relate to the Company or its management are intended to identify forward-looking statements. All forward-looking statements are based on current expectations regarding important risk factors. These risks and uncertainties are beyond the ability of the Company to control, and, in many cases, the Company cannot predict all of the risks and uncertainties that could cause its actual results to differ materially from those expressed in the forward-looking statements. Such statements should not be regarded as a representation by the Company or any other person that the results expressed in the statements will be achieved.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Market risks relating to the Company’s operations result primarily from changes in interest rates, foreign currency exchange rates and gold prices. The Company does not engage in speculative or leveraged transactions, nor does it hold or issue financial instruments for trading purposes.
Interest Rate Risk. Management’s objective is to minimize the cost of borrowing through an appropriate mix of fixed and floating rate debt. Derivative financial instruments, such as interest rate cap agreements, may be used for the purpose of managing fluctuating interest rate exposures that exist from ongoing business operations. As of December 31, 2008, the Company had outstanding two interest rate cap agreements with a combined notional amount of $25.0 million. In December 2008, the Company entered into an interest rate cap agreement with a notional amount of $15.0 million of the Company’s outstanding floating rate line of credit for a term of 36 months at a fixed LIBOR rate of 3.25%. In December 2007, the Company entered into an interest rate cap agreement with a notional amount of $10.0 million of the Company’s outstanding floating rate line of credit for a term of 24 months at a fixed LIBOR rate of 4.75%. These interest rate cap agreements were perfectly effective at December 31, 2008. The Company had variable rate borrowings outstanding of $329.7 million and $171.8 million at December 31, 2008 and 2007, respectively. If prevailing interest rates were to increase 100 basis points over the rates at December 31, 2008, and the variable rate borrowings outstanding remained constant, the Company’s interest expense would increase by $3.0 million, and net income after taxes would decrease by $2.0 million in 2008.
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
Foreign Currency Exchange Risk. The Company is subject to the risk of an unexpected change in British pound and Mexican peso exchange rates as a result of its business activities in the United Kingdom and Mexico. As a result of fluctuations in these currencies, the Company recorded foreign currency transaction losses of $177,000 and $24,000 in 2008 and 2007, all of which were related to transactions involving the British pound. A hypothetical 10% decline in the exchange rate of the British pound at December 31, 2008 and December 31, 2007 would have decreased net income by $626,000 and $171,000, respectively, in 2008 and 2007.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Cash America International, Inc.:
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, stockholders’ equity, comprehensive income and cash flows present fairly, in all material respects, the financial position of Cash America International, Inc. and its subsidiaries at December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
As described in the accompanying Report of Management on Internal Control Over Financial Reporting, management has excluded Creazione Estilo, S.A. de C.V., SOFOM, E.N.R., (“Creazione”) from its assessment of internal control over financial reporting as of December 31, 2008 because 80% of its outstanding stock was acquired by the Company in a purchase business combination in December 2008. We have also excluded Creazione from our audit of internal control over financial reporting. Creazione’s total assets and total revenue were less than 7.9% and 0.2%, respectively of the related consolidated financial statement amounts as of and for the year ended December 31, 2008.
/s/ PricewaterhouseCoopers LLP
Fort Worth, Texas
February 27, 2009

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
     Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. In making its assessment of the effectiveness of the Company’s internal control over financial reporting, management of the Company has utilized the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
     Based on management’s assessment, we concluded that, as of December 31, 2008, the Company’s internal control over financial reporting is effective based on those criteria. Management has excluded Creazione Estilo, S.A. de C.V., SOFOM, E.N.R. (“Creazione”), operating under the trade name of Prenda Fácil, from its assessment of internal control over financial reporting as of December 31, 2008 because 80% of its outstanding stock was acquired by the Company in a purchase business combination in December 2008. Creazione’s total assets and total revenue were less than 7.9% and 0.2%, respectively of the related consolidated financial statement amounts as of and for the year ended December 31, 2008.
     The effectiveness of the Company’s internal control over financial reporting as of December 31, 2008 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in this Form 10-K.

/s/ DANIEL R. FEEHAN Daniel R. Feehan	/s/ THOMAS A. BESSANT, JR. Thomas A. Bessant, Jr.
President and Chief Executive Officer	Executive Vice President and
Chief Financial Officer

February 27, 2009	February 27, 2009

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31,
	2008	2007
Assets
Current assets:
Cash and cash equivalents	$30,005	$22,725
Pawn loans	168,747	137,319
Cash advances, net	83,850	88,148
Merchandise held for disposition, net	109,493	98,134
Finance and service charges receivable	33,063	26,963
Income taxes receivable	2,606	—
Other receivables and prepaid expenses	15,480	16,292
Deferred tax assets	22,037	20,204

Total current assets	465,281	409,785
Property and equipment, net	185,887	161,676
Goodwill	494,192	306,221
Intangible assets, net	35,428	23,484
Other assets	5,722	3,478

Total assets	$1,186,510	$904,644

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$126,823	$87,399
Customer deposits	8,814	7,856
Income taxes currently payable	—	3,755
Current portion of long-term debt	15,810	8,500

Total current liabilities	151,447	107,510
Deferred tax liabilities	27,575	18,584
Other liabilities	5,409	1,671
Long-term debt	422,344	280,277

Total liabilities	606,775	408,042

Commitments and contingencies (Note 10)
Minority interest	4,694	—

Stockholders’ equity:
Common stock, $.10 par value per share, 80,000,000 shares authorized, 30,235,164 shares issued	3,024	3,024
Additional paid-in capital	160,007	163,581
Retained earnings	440,252	363,180
Accumulated other comprehensive (loss) income	(3,964)	16
Treasury shares, at cost (818,772 shares and 1,136,203 shares at December 31, 2008 and 2007, respectively)	(24,278)	(33,199)

Total stockholders’ equity	575,041	496,602

Total liabilities and stockholders’ equity	$1,186,510	$904,644

See notes to consolidated financial statements.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	Year Ended December 31,
	2008	2007	2006
Revenue
Finance and service charges	$184,995	$160,960	$149,472
Proceeds from disposition of merchandise	465,655	396,821	334,036
Cash advance fees	364,603	355,196	195,105
Check cashing fees, royalties and other	15,541	16,417	15,901

Total Revenue	1,030,794	929,394	694,514
Cost of Revenue
Disposed merchandise	295,360	246,792	204,929

Net Revenue	735,434	682,602	489,585

Expenses
Operations	328,359	306,456	248,823
Cash advance loss provision	140,723	155,238	59,563
Administration	77,995	55,274	49,868
Depreciation and amortization	39,651	32,125	27,312

Total Expenses	586,728	549,093	385,566

Income from Operations	148,706	133,509	104,019
Interest expense	(15,993)	(16,021)	(11,945)
Interest income	267	1,041	1,631
Foreign currency transaction (loss) gain	(177)	(24)	296
Gain from termination of contract	—	—	2,167
Gain on sale of foreign notes	—	6,260	—

Income before Income Taxes	132,803	124,765	96,168
Provision for income taxes	51,617	45,419	35,228
Less: Minority Interests	(46)	—	—

Net Income	$81,140	$79,346	$60,940

Earnings Per Share:
Basic	$2.77	$2.68	$2.05
Diluted	$2.70	$2.61	$2.00
Weighted average common shares outstanding:
Basic	29,327	29,643	29,676
Diluted	30,092	30,349	30,532
Dividends declared per common share	$0.14	$0.14	$0.10
See notes to consolidated financial statements.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	Year Ended December 31,
	2008		2007		2006
	Shares	Amount	Shares	Amount	Shares	Amount
Common stock
Balance at end of year	30,235,164	$3,024	30,235,164	$3,024	30,235,164	$3,024

Additional paid-in capital
Balance at beginning of year		163,581		161,683		156,557
Reissuance of treasury shares		(3,840)
Shares issued under stock-based plans		(3,710)		(2,015)		(2,765)
Stock-based compensation expense		3,314		3,060		2,623
Excess tax benefit from stock-based compensation		662		853		5,268

Balance at end of year		160,007		163,581		161,683

Retained earnings
Balance at beginning of year		363,180		287,962		229,975
Net income		81,140		79,346		60,940
Dividends declared		(4,068)		(4,128)		(2,953)

Balance at end of year		440,252		363,180		287,962

Accumulated other comprehensive income (loss)
Balance at beginning of year		16		20		(5)
Unrealized derivatives (loss) gain		(68)		(20)		25
Foreign currency translation (loss) gain		(3,912)		16		—

Balance at end of year		(3,964)		16		20

Notes receivable secured by common stock
Balance at beginning of year		—		(18)		(2,488)
Payments on notes receivable		—		18		2,470

Balance at end of year		—		—		(18)

Treasury shares at cost
Balance at beginning of year	(1,136,203)	(33,199)	(565,840)	(11,943)	(999,347)	(12,347)
Purchases of treasury shares	(221,156)	(7,206)	(675,293)	(24,032)	(258,063)	(9,602)
Reissuance of treasury shares	391,236	11,730	—	—	—	—
Shares issued under stock-based plans	147,351	4,397	104,930	2,776	691,570	10,006

Balance at end of year	(818,772)	(24,278)	(1,136,203)	(33,199)	(565,840)	(11,943)

Total Stockholders’ Equity		$575,041		$496,602		$440,728

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Year Ended December 31,
	2008	2007	2006

Net income	$81,140	$79,346	$60,940
Other comprehensive loss —
Unrealized derivative (loss) gain, net of tax expense (benefit) of $(37), $(11) and $14	(68)	(20)	25
Foreign currency translation (loss) gain, net of tax expense of $(107) and $9	(3,912)	16	—

Total Comprehensive Income	$77,160	$79,342	$60,965

See notes to consolidated financial statements.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2008	2007	2006
Cash Flows from Operating Activities:
Net income	$81,140	$79,346	$60,940
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	39,651	32,125	27,312
Cash advance loss provision	140,723	155,238	59,563
Stock-based compensation expense	3,314	3,060	2,623
Minority interests	46	—	—
Foreign currency transaction (gain) loss	177	24	(296)
Gain on termination of contract	—	—	(2,167)
Gain on sale of foreign notes	—	(6,260)	—
Changes in operating assets and liabilities —
Merchandise held for disposition	(15,127)	1,765	7,128
Finance and service charges receivable	(6,051)	(2,305)	(4,579)
Other receivables and prepaid expenses	2,709	(2,216)	(4,981)
Accounts payable and accrued expenses	2,052	8,968	17,969
Customer deposits, net	955	328	696
Current income taxes, net	(5,699)	1,917	6,510
Excess income tax benefit from stock-based compensation	(662)	(853)	(5,268)
Deferred income taxes, net	10,352	1,936	(3,638)

Net cash provided by operating activities	253,580	273,073	161,812

Cash Flows from Investing Activities:
Pawn loans made	(495,637)	(435,046)	(395,104)
Pawn loans repaid	247,332	218,920	210,177
Principal recovered on forfeited loans through dispositions	238,418	194,365	158,568
Cash advances made, assigned or purchased	(1,133,371)	(1,162,952)	(759,822)
Cash advances repaid	1,000,346	1,001,048	682,473
Acquisitions, net of cash acquired	(182,356)	(82,557)	(64,927)
Purchases of property and equipment	(57,082)	(70,097)	(46,355)
Proceeds from sale of foreign notes	—	16,589	—
Proceeds from insurance claims	1,214	1,416	1,934
Proceeds from disposition of assets and termination of contract	—	—	2,198

Net cash used in investing activities	(381,136)	(318,314)	(210,858)

Cash Flows from Financing Activities:
Net borrowings under bank lines of credit	109,876	90,100	10,540
Issuance of long-term notes	48,000	—	60,000
Debt issuance costs paid	(2,958)	(282)	(261)
Payments on notes payable and other obligations	(8,499)	(21,072)	(16,786)
Payments on notes receivable secured by common stock	—	18	2,470
Proceeds from exercise of stock options	687	761	7,241
Excess income tax benefit from stock-based compensation	662	853	5,268
Treasury shares purchased	(7,206)	(24,032)	(9,602)
Dividends paid	(4,068)	(4,128)	(2,953)

Net cash provided by financing activities	136,494	42,218	55,917

Effect of exchange rates on cash	(1,658)	25	—

Net increase (decrease) in cash and cash equivalents	7,280	(2,998)	6,871
Cash and cash equivalents at beginning of year	22,725	25,723	18,852

Cash and cash equivalents at end of year	$30,005	$22,725	$25,723

See notes to consolidated financial statements.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Nature of the Company
     Cash America International, Inc. (the “Company”) is a provider of specialty financial services to individuals. The Company offers secured non-recourse loans, commonly referred to as pawn loans, to individuals through its pawn lending operations. The pawn loan portfolio generates finance and service charges revenue. A related activity of the pawn lending operations is the disposition of merchandise, primarily collateral from unredeemed pawn loans. The Company also offers unsecured cash advances in selected lending locations and over the internet and on behalf of independent third-party lenders in other locations and over the internet. In addition, the Company provides check cashing and related financial services through many of its lending locations and through its franchised and company-owned check cashing centers. The Company offers short-term cash advances exclusively over the internet under the name “CashNetUSA” in the United States and, beginning in July 2007, under the name “QuickQuid” in the United Kingdom. Additionally, since the July 2008 acquisition of substantially all the assets of Primary Business Services, Inc., Primary Finance, Inc., Primary Processing, Inc. and Primary Members Insurance Services, Inc., the Company provides loan processing services for, and participates in receivables associated with, a bank issued line of credit made available by the bank on certain stored-value debit cards the bank issues.
     As of December 31, 2008, the Company had 994 total locations and an internet-based distribution platform offering products and services to its customers. The pawn lending operations consisted of 613 pawnshops, including 486 owned units and 15 unconsolidated franchised units in 22 states within the United States, as well as 112 locations in central and southern Mexico. The cash advance operations consisted of 248 locations in six states, and CashNetUSA, which serves multiple markets through its internet distribution channel and had cash advances outstanding in 33 states and the United Kingdom. The check cashing operations consisted of 133 total locations, including 128 franchised and five company-owned check cashing centers in 16 states.
2. Summary of Significant Accounting Policies
Basis of Presentation • The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The Company has a contractual relationship with a third party entity, Huminal, S.A. de C.V., a Mexican sociedad anónima de capital variable (“Huminal”), to compensate and maintain the labor force of its Mexico pawn operations, Prenda Fácil. The Company has no ownership interest in Huminal; however, Prenda Fácil qualifies as the primary beneficiary of Huminal in accordance with FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities” (“FIN 46(R)”). Therefore, in accordance with FIN 46(R), the results and balances of Huminal are included in the consolidated financial statements of the Company and 100% of their results and balances are eliminated through minority interest.
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

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Foreign Currency Translations • Notes receivable and related interest receivable resulting from the sale of the Company’s foreign pawn lending operations are denominated in Swedish kronor. The balances are translated into U.S. dollars at the exchange rates in effect at the balance sheet date. Interest income on the notes was translated at the monthly average exchange rates. In August 2007, the Company completed the sale of these notes. See Note 22. All realized and unrealized transaction gains and losses are included in determining net income for the reporting period.
     The functional currency for the Company’s subsidiaries, CashEuroNet UK, LLC and Prenda Fácil, are the British pound and the Mexican peso, respectively. The assets and liabilities of these subsidiaries are translated into U.S. dollars at the exchange rates in effect at each balance sheet date, and the resulting adjustments are accumulated in other comprehensive income (loss) as a separate component of stockholders’ equity. Revenue and expenses are translated at the monthly average exchange rates occurring during each year.
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
Cash Advances • Cash advances provide customers with cash in exchange for a promissory note or other repayment agreement supported, in most cases, by that customer’s personal check or authorization to debit that customer’s account via an Automated Clearing House (“ACH”) transaction for the aggregate amount of the payment due. The customer may repay the cash advance either in cash, or, as applicable, by allowing the check to be presented for collection, or by allowing the customer’s checking account to be debited through an ACH for the amount due. The Company accrues fees and interest on cash advances on a constant yield basis ratably over the period of the cash advance, pursuant to its terms. Although cash advance transactions may take the form of loans, deferred check deposit transactions or the marketing and processing of, and the participation in receivables generated by, a third-party lender’s line of credit product, the transactions are referred to throughout this discussion as “cash advances” for convenience.
     Cash advance fees include revenue from the cash advance portfolio owned by the Company and fees paid to the Company for arranging, marketing or processing cash advance products from independent third-party lenders for customers. Cash advance fees associated with the Company’s card services activities include revenue from the Company’s participation interest in the receivables generated by the third-party lender, as well as marketing, processing and other miscellaneous fee income.
     The Company provides a cash advance product in some markets under a credit services organization program, in which the Company assists in arranging loans for customers from independent third-party

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
     In connection with the Company’s card services business, the Company provides marketing and loan processing services for a third-party bank issued line of credit made available by the bank on certain stored-value debit cards the bank issues (“Processing Program”). The Company also acquires a participation interest in the receivables generated by the bank in connection with the Processing Program. The Company classifies revenue from its participation interest in the receivables generated by the third-party lending bank, as well as marketing, processing and other miscellaneous fee income generated from its card services business as cash advance fees.
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
     The Company’s online distribution channel periodically sells selected cash advances that have been previously charged off. Proceeds from these sales are recorded as recoveries on losses previously charged to the allowance for losses.
     The allowance deducted from the carrying value of cash advances was $21.5 million and $25.7 million at December 31, 2008 and 2007, respectively. The accrual for losses on third-party lender-owned cash advances was $2.1 million and $1.8 million at December 31, 2008 and 2007, respectively. See Note 4.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Merchandise Held for Disposition and Cost of Disposed Merchandise • Merchandise held for disposition includes merchandise acquired from unredeemed loans, merchandise purchased directly from the public and merchandise purchased from vendors. Merchandise held for disposition is stated at the lower of cost (specific identification) or market. The cost of merchandise, computed on the specific identification basis, is removed from merchandise held for disposition and recorded as a cost of revenue at the time of sale. Cash received upon the sale of forfeited merchandise is classified as a recovery of principal on unredeemed loans under investing activities and any related profit or loss on disposed merchandise is included in operating activities in the period when the merchandise is sold. The Company provides an allowance for valuation and shrinkage based on management’s evaluation of the characteristics of the merchandise. The allowance deducted from the carrying value of merchandise held for disposition amounted to $0.7 million and $2.0 million at December 31, 2008 and 2007, respectively.
     During 2008, the Company modified its methodology for assessing the reasonableness of this allowance by taking a more comprehensive view of factors impacting the valuation of merchandise held for disposition. Beginning in 2008, a greater emphasis was placed on shrinkage rates as a measure of adequacy of the allowance, while maintaining the other measures of merchandise quality used in prior periods. Management believes that this approach more accurately reflects the near-term vulnerability of merchandise valuation impairment based on historical perspectives. As a result, the allowance was reduced from $2.0 million as of December 31, 2007 to $0.7 million as of December 31, 2008, representing 0.6% of the balance of merchandise held for disposition at December 31, 2008.
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
Software Development Costs • The Company develops computer software for internal use. Internal and external costs incurred for the development of computer applications, as well as for upgrades and enhancements that result in additional functionality of the applications, are capitalized. Internal and external training and maintenance costs are charged to expense as incurred. When an application is placed in service, the Company begins amortizing the related capitalized software costs using the straight-line method based on its estimated useful life, which currently ranges from three to five years.
Goodwill and Other Intangible Assets • SFAS No. 142, “Goodwill and Other Intangible Assets,” became effective January 1, 2002, and, as a result, the Company discontinued the amortization of goodwill as of that date. In lieu of amortization, the Company is required to perform an impairment review of goodwill at least annually. The Company completed its reviews during 2008, 2007 and 2006. Based on the results of these tests, management determined that there was no impairment as the respective fair values of each of the Company’s reporting units exceeded their respective carrying amounts. See Note 6.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     The Company amortizes intangible assets with an estimable life on the basis of their expected periods of benefit, generally three to ten years. The costs of start-up activities and organization costs are charged to expense as incurred.
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
Income Taxes • The provision for income taxes is based on income before income taxes as reported for financial statement purposes. Deferred income taxes are provided for in accordance with the assets and liability method of accounting for income taxes in order to recognize the tax effects of temporary differences between financial statement and income tax accounting. Domestic income taxes have not been provided on undistributed earnings of foreign subsidiaries because it is the Company’s intent to reinvest these earnings in the business activities of the foreign subsidiaries for the foreseeable future.
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
Hedging and Derivatives Activity • As a policy, the Company does not engage in speculative or leveraged transactions, nor does it hold or issue financial instruments for trading purposes. The Company does periodically use derivative financial instruments, such as interest rate cap agreements, for the purpose of managing interest rate exposures that exist from ongoing business operations. In December 2007 and December 2008, the Company entered into interest rate cap agreements that have been determined to be perfectly effective cash flow hedges, pursuant to DIG Issue No. G20, “Assessing and Measuring the Effectiveness of a Purchased Option Used in a Cash Flow Hedge” (“Issue G20”) at inception and on an ongoing basis. The fair value of these interest rate cap agreements is recognized in the accompanying consolidated balance sheets and changes in fair value are recognized in accumulated other comprehensive income/loss. The Company also entered into foreign currency forward contracts in 2007 to minimize the effect of market fluctuations. See Note 13. The Company may periodically enter into forward sale contracts with a major gold bullion bank to sell refined gold that is produced in the normal course of business from the Company’s liquidation of forfeited gold merchandise. These contracts are not accounted for as derivatives because they meet the criteria for the normal purchases and normal sales scope exception in SFAS 133.
Operations and Administration Expenses • Operations expenses include expenses incurred for personnel, occupancy and marketing that are directly related to the pawn lending, cash advance and check cashing operations. These costs are incurred within the lending locations and the Company’s call centers for

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
Marketing Expenses • Costs of advertising and direct customer procurement are expensed at the time of first occurrence and included in operating expenses. Advertising expense was $34.1 million, $35.0 million and $18.5 million for the years ended December 31, 2008, 2007, and 2006, respectively.
Stock-Based Compensation • Beginning January 1, 2006, the Company has accounted for its stock-based employee compensation plans in accordance with Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (“SFAS 123(R)”), using the modified prospective method. Under the modified prospective method, the Company is required to recognize compensation expense over the remaining vesting periods for the portion of stock-based awards for which the requisite service had not been rendered as of January 1, 2006.
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
     The following table sets forth the reconciliation of numerators and denominators of basic and diluted earnings per share computations for the years ended December 31, 2008, 2007 and 2006 (in thousands, except per share amounts):

	2008	2007	2006
Numerator:
Net income available to common shareholders	$81,140	$79,346	$60,940

Denominator:
Total weighted average basic shares(1)	29,327	29,643	29,676
Effect of shares applicable to stock option plans	334	351	488
Effect of restricted stock unit compensation plans	431	355	368

Total weighted average diluted shares	30,092	30,349	30,532

Basic earnings per share:
Net income	$2.77	$2.68	$2.05

Diluted earnings per share:
Net income	$2.70	$2.61	$2.00

(1)	Included in “Total weighted average basic shares” are vested restricted stock units of 206, 160, and 98, as well as shares in a non-qualified savings plan of 59, 57, and 59 for the years ended December 31, 2008, 2007 and 2006, respectively.
     There were no anti-dilutive shares for the years ended December 31, 2008, 2007 and 2006.
Recent Accounting Pronouncements • In September 2006, FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
fair value to be the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date and emphasizes that fair value is a market-based measurement, not an entity-specific measurement. It establishes a fair value hierarchy and expands disclosures about fair value measurements in both interim and annual periods. SFAS 157 was effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. In February 2008, FASB issued FASB Staff Position (“FSP”) FAS 157-2, “Effective Date of FASB Statement No. 157”, which delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed in the financial statements on a nonrecurring basis. The FSP partially defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. The Company adopted the provisions of SFAS 157 for its financial assets and financial liabilities on January 1, 2008. The adoption of SFAS 157 did not have a material effect on the Company’s financial position or results of operations. In accordance with FSP FAS 157-2, the Company has not applied the provisions of SFAS 157 to its nonfinancial assets and nonfinancial liabilities. The Company will apply the provisions of SFAS 157 to these assets and liabilities beginning January 1, 2009, as required by FSP FAS 157-2. In October 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active,” which clarifies the application of SFAS 157 as it relates to the valuation of financial assets in a market that is not active for those financial assets. FSP FAS 157-3 became effective for the Company upon issuance, and had no material impact on the Company’s financial position or results of operations.
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
     In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 clarifies that a non-controlling interest in a subsidiary, which is sometimes referred to as an unconsolidated investment, is an ownership interest in the consolidated entity that should be reported as a component of equity in the consolidated financial statements. Among other requirements, SFAS 160 requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest. It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. The Company will adopt SFAS 160 as of January 1, 2009 for disclosures relating to its 80% interest in a chain of pawnshops which operates under the name Prenda Fácil, which was acquired in December 2008. The Company does not expect SFAS 160 to have a material effect on the Company’s financial position or results of operations.
     In December 2007, FASB issued SFAS No. 141, “Business Combinations — Revised” (“SFAS 141(R)”). SFAS 141(R) establishes principles and requirements for how an acquirer in a business combination: recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase price; and, determines what information to disclose to enable users of the consolidated financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) applies prospectively to business combinations

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. In the past, the Company has completed significant acquisitions. The application of SFAS 141(R) will cause management to evaluate future transaction returns under different conditions, particularly related to the near-term and long-term economic impact of expensing transaction costs.
     In March 2008, FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 requires enhanced disclosures concerning (1) the manner in which an entity uses derivatives (and the reasons it uses them), (2) the manner in which derivatives and related hedged items are accounted for under SFAS 133 and interpretations thereof, and (3) the effects that derivatives and related hedged items have on an entity’s financial position, financial performance, and cash flows. The standard is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company does not expect SFAS 161 to have a material effect on the Company’s financial position or results of operations.
     In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets,” (“FSP FAS 142-3”) which amends the list of factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under SFAS No. 142, “Goodwill and Other Intangible Assets.” The new guidance applies to (1) intangible assets that are acquired individually or with a group of other assets and (2) intangible assets acquired in both business combinations and asset acquisitions. Under FSP FAS 142-3, entities estimating the useful life of a recognized intangible asset must consider their historical experience in renewing or extending similar arrangements or, in the absence of historical experience, must consider assumptions that market participants would use about renewal or extension. The standard is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company does not expect this standard to have a material impact on the consolidated results of operations or financial condition.
Reclassifications • Certain amounts in the consolidated financial statements for 2007 and 2006 have been reclassified to conform to the presentation format adopted in 2008. These reclassifications have no effect on net income previously reported.
3. Acquisitions
Prenda Fácil
     Pursuant to its business strategy of expanding its reach into new markets, the Company, through its wholly-owned subsidiary, Cash America of Mexico, Inc., on December 16, 2008, acquired 80% of the outstanding stock of Creazione Estilo, S.A. de C.V., SOFOM, E.N.R., a Mexican sociedad anónima de capital variable, sociedad financiera de objeto múltiple, entidad no regulada (“Creazione”), which, as of December 31, 2008, operates a chain of 112 pawnshops in Mexico under the name “Prenda Fácil.” The Company paid an aggregate initial consideration of $90.5 million, net of cash acquired, of which $82.6 million was paid in cash, including acquisition costs of approximately $3.4 million. The remainder of the initial consideration was paid in the form of 391,236 shares of the Company’s common stock with a fair value of $7.9 million as of the closing date. In addition, the Company paid acquisition costs of approximately $3.4 million. The Company also agreed to pay a supplemental earn-out payment in an amount based on a five times multiple of the consolidated earnings of Creazione’s business as specifically defined in the Stock Purchase Agreement (generally Creazione’s earnings before interest, income taxes, depreciation and amortization expenses) for the twelve month period ending June 30, 2011, reduced by amounts previously paid. If the calculation of the supplemental payment produces an amount that is zero or less, there would be no supplemental payment. This supplemental payment is expected to be paid in cash on

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
or before August 15, 2011. Management expects that this payment will be accounted for as goodwill. The activities of Creazione are included in the results of the Company’s pawn lending segment.
     The Company is in the process of finalizing its allocation of the purchase price to individual assets acquired and liabilities assumed as a result of the acquisition of Creazione. This may result in potential adjustments to the carrying value of Creazione‘s recorded assets and liabilities. The preliminary allocation of the purchase price included in the current period balance sheet is based on the best estimates of management and is subject to revision based on final determination of asset fair values and useful lives.
     As of December 31, 2008, the purchase price of Creazione was allocated as follows (in thousands):

Pawn loans	$14,670
Finance and service charges receivable	1,581
Property and equipment	1,872
Goodwill	63,665
Intangible assets	15,346
Other assets	1,185
Other (liabilities)	(7,825)

Total consideration paid for acquisition	$90,494
Restricted stock paid for acquisition	(7,890)

Total cash paid for acquisition, net of cash acquired	$82,604

Primary Innovations, LLC
     On July 23, 2008, the Company, through a wholly-owned subsidiary, Primary Cash Holdings, LLC (now known as Primary Innovations, LLC, or “PI”), purchased substantially all the assets of Primary Business Services, Inc., Primary Finance, Inc., Primary Processing, Inc. and Primary Members Insurance Services, Inc. (collectively, “PBSI”), a group of companies in the business of, among other things, providing loan processing services for, and participating in receivables associated with, a bank issued line of credit made available by the bank on certain stored-value debit cards the bank issues. The Company paid approximately $5.6 million in cash, of which approximately $4.9 million was used to repay a loan that the Company had made to PBSI, and transaction costs of approximately $0.3 million. The Company also agreed to pay up to eight supplemental earn-out payments during the four-year period after the closing. The amount of each supplemental payment is to be based on a multiple of 3.5 times the consolidated earnings attributable to PI’s business for a specified period (generally 12 months) preceding each scheduled supplemental payment, reduced by amounts previously paid. All of these supplemental payments will be accounted for as goodwill. The first supplemental payment is due in April 2009, and, under the terms of the purchase agreement, shall be not less than $2.7 million, which has been accrued to accounts payable as of December 31, 2008. The activities of PI are included in the results of the Company’s cash advance segment.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     As of December 31, 2008, the purchase price of PI was allocated as follows (in thousands):

Cash advances	$1,148
Property and equipment	195
Goodwill	6,084
Intangible assets	1,220

Total consideration paid for acquisition	$8,647
Settlement of note receivable	(4,885)
Cash consideration payable	(2,700)

Total cash paid for acquisition	$1,062

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
     The Company also agreed to pay up to five supplemental earn-out payments during the two-year period after the closing. The amount of each supplemental payment was based on a multiple of earnings attributable to CashNetUSA’s business as defined in the purchase agreement, for the twelve months preceding the date of determining each scheduled supplemental payment. Each supplemental payment was reduced by amounts previously paid. The supplemental payments were to be paid in cash within 45 days of the payment measurement date. The Company had the option to pay up to 25% of each supplemental payment in shares of its common stock based on an average share price as of the measurement date thereby reducing the amount of the cash payment; however, the Company did not issue any shares for any supplemental payments. All of these supplemental payments were accounted for as goodwill. On October 31, 2008, the Company and TCG amended the underlying purchase agreement to provide that the Company will pay 50%, or $34.7 million, of the November 2008 payment in cash and will defer payment of the remainder, or $34.7 million, until March 31, 2009, with a deferral fee of $2.2 million, of which $0.9 million had been paid as of December 31, 2008. Pursuant to the terms of the purchase agreement with TCG, payments determined at the March 31 and September 30, 2007 measurement dates were calculated at 5.5 times trailing twelve month earnings. The March 31, 2008 and the September 30, 2008 measurement dates were calculated at 5.0 times trailing twelve month earnings. Going forward, in addition to the deferred portion of the November 2008 payment, the Company will have one additional payment as of March 31, 2009, when the Company will calculate a final true up payment to be paid to TCG to reflect amounts collected between October 1, 2008 and March 31, 2009 on loans that had been fully reserved in its allowance for loan losses on or before September 30, 2008, less the costs of collecting on such loans. As of December 31, 2008, the Company has accrued to accounts payable approximately $9.6 million for this payment, as well as $34.7 million for the deferred portion of the November 2008 payment.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     As of December 31, 2008, the original purchase price of CashNetUSA, including the accrued contingent payments as of December 31, 2006 and the earn-out payments through December 31, 2008, were allocated as follows (in thousands):

Cash advances	$18,677
Property and equipment	1,562
Goodwill	46,871
Intangible assets	6,264
Other assets, net	9

Net assets acquired	$73,383
Cash considerations payable	(33,761)
Acquisition costs payable	(844)

Total cash paid for acquisition at 12/31/06	$38,778

2007 purchase price adjustments (a)	78,749
2008 purchase price adjustments (b)	97,965

Total cash paid for acquisition including earn-out payments	$215,492

Deferred portion of November 2008 earn-out payment	34,746
Estimated “true-up” payment	9,618

Total consideration paid for acquisition including earn-out payments	$259,856

(a)	Purchase price adjustments include earn-out payments of $78.0 million and other purchase price adjustments of $0.7 million.

(b)	Purchase price adjustments include earn-out payments.
Other
     During the year ended December 31, 2008, the Company acquired one pawnshop for approximately $725,000.
     During the year ended December 31, 2007, the Company acquired the assets of five pawnshops and made payment on a pawnshop over which it acquired management control in December 2006. The aggregate cash payments for these acquisitions were $3.8 million.
     During the year ended December 31, 2006, the Company acquired certain assets of 19 pawnshop locations in purchase transactions for a total purchase price of $27.2 million. The excess of cost of acquired assets over the net amounts assigned to assets acquired and liabilities assumed was recognized as goodwill.
     The goodwill recorded in the acquisition of Prenda Fácil is not deductible for Mexican tax purposes. All of the amounts of goodwill recorded in the other acquisitions are expected to be deductible for tax purposes.
     The following table provides information concerning the other acquisitions made during 2008, 2007 and 2006 (excluding Prenda Fácil, Primary Innovations, LLC and CashNetUSA) (dollars in thousands):

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	2008	2007	2006
Number of stores acquired:
Pawnshops	1	5	19
Purchase price allocated to:
Pawn loans	$159	$607	$4,365
Finance and service charges receivable	18	75	467
Cash advances and fees receivable	—	38	810
Merchandise held for disposition, net	44	406	2,885
Property and equipment	10	47	178
Goodwill	442	1,632	16,668
Intangible assets	55	217	1,475
Other liabilities	(3)	(65)	367

Total cash paid for acquisitions	$725	$2,957	$27,215

Purchase price adjustments for prior year acquisition		852	—
Cash consideration payable	—	—	(1,066)

Total cash paid for acquisitions	$725	$3,809	$26,149

4.	Cash Advances, Allowance for Losses and Accruals for Losses on Third-Party Lender-Owned Cash Advances
     The Company offers cash advance products through its cash advance locations, most of its pawnshops and over the internet. The cash advance products are generally offered as single payment cash advance loans. These cash advance loans typically have terms of seven to 45 days and are generally payable on the customer’s next payday. The Company originates cash advances in some of its locations and online. It arranges for customers to obtain cash advances from independent third-party lenders in other locations and online. In a cash advance transaction, a customer executes a promissory note or other repayment agreement typically supported by that customer’s personal check or authorization to debit the customer’s checking account via an ACH transaction. Customers may repay the amount due with cash, by allowing their check to be presented for collection, or by allowing their checking account to be debited via an ACH transaction.
     The Company provides services in connection with single payment cash advances originated by independent third-party lenders, whereby the Company acts as a credit services organization on behalf of consumers in accordance with applicable state laws (the “CSO program”). The CSO program includes arranging loans with independent third-party lenders, assisting in the preparation of loan applications and loan documents, and accepting loan payments. To assist the customer in obtaining a loan through the CSO program, the Company also, as part of the credit services it provides to the customer, guarantees, on behalf of the customer, the customer’s payment obligations to the third-party lender under the loan. A customer who obtains a loan through the CSO program pays the Company a fee for the credit services, including the guaranty, and enters into a contract with the Company governing the credit services arrangement. Losses on cash advances acquired by the Company as a result of its guaranty obligations are the responsibility of the Company. As of December 31, 2008, the CSO program was offered in Texas and Maryland. In July 2008, the Company discontinued offering the CSO program to customers in Florida and began underwriting its own loans pursuant to the Florida deferred presentment statute.
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
     In connection with the Company’s card services business, the Company provides marketing and loan processing services for a third-party bank issued line of credit made available by the bank on certain stored-value debit cards the bank issues (“Processing Program”). The Company also acquires a participation interest in the receivables generated by the bank in connection with the Processing Program. The Company classifies revenue from its participation interest in the receivables generated by the third-party lending bank, as well as marketing, processing and other miscellaneous fee income generated from its card services business as cash advance fees.
     Losses on cash advances in which the Company has a participation interest that prove uncollectible are the responsibility of the Company. Since the Company may not be successful in the collection of these accounts, the Company’s cash advance loss provision includes amounts estimated to be adequate to absorb credit losses from these cash advances.
     During the second quarter, the Company announced the potential closure of up to 139 cash advance locations in Ohio due to legislation adopted by the Ohio legislature in May 2008 that made changes to the statutes governing the Ohio cash advance product. In June 2008, the Governor of Ohio signed the new legislation into law. This new law capped the annual percentage rate, as defined in the statute (“APR”), on payday loans in Ohio at 28%, which significantly reduced the revenue and profitability of that product in Ohio, effectively eliminating the Company’s ability to offer that particular product in Ohio. Upon the new law becoming effective in the fourth quarter of 2008, the Company’s online business and its Ohio storefronts, including the remaining Ohio Cashland locations, began offering customers short-term unsecured loans governed by the Ohio Second Mortgage Loan statute, and most of the remaining Ohio Cashland locations also began offering gold buying services. Also, in the fourth quarter of 2008, 24 of Cashland’s Ohio locations were combined or closed.
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
     Cash advances outstanding at December 31, 2008 and 2007, were as follows (in thousands):

	December 31,
	2008	2007
Funded by the Company:
Active cash advances and fees receivable	$69,443	$76,620
Cash advances and fees in collection	21,147	24,099

Total Funded by the Company	90,590	100,719
Purchased by the Company from third-party lenders	14,755	13,105

Company-owned cash advances and fees receivable, gross	105,345	113,824
Less: Allowance for losses	21,495	25,676

Cash advances and fees receivable, net	$83,850	$88,148

     Changes in the allowance for losses for the Company-owned portfolio and the accrued loss for third-party lender-owned portfolios for the years ended December 31, 2008, 2007 and 2006 were as follows (in thousands):

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	2008	2007	2006
Allowance for Company-owned cash advances

Balance at beginning of year	$25,676	$19,513	$6,309
Cash advance loss provision	140,416	154,565	59,284
Charge-offs	(170,585)	(163,352)	(56,276)
Recoveries	25,988	14,950	10,196

Balance at end of year	$21,495	$25,676	$19,513

Accrual for third-party lender-owned cash advances

Balance at beginning of year	$1,828	$1,153	$874
Increase in loss provision	307	675	279

Balance at end of year	$2,135	$1,828	$1,153

     Cash advances assigned to the Company for collection were $114.9 million, $93.6 million and $33.8 million during 2008, 2007 and 2006, respectively.
5. Property and Equipment
     Major classifications of property and equipment at December 31, 2008 and 2007 were as follows (in thousands):

	2008			2007
		Accumulated			Accumulated
	Cost	Depreciation	Net	Cost	Depreciation	Net
Land	$4,955	$—	$4,955	$4,955	$—	$4,955
Buildings and leasehold improvements	158,529	(80,873)	77,656	150,908	(71,381)	79,527
Furniture, fixtures and equipment	104,588	(67,470)	37,118	95,667	(59,284)	36,383
Computer software	91,632	(25,474)	66,158	62,124	(21,313)	40,811

Total	$359,704	$(173,817)	$185,887	$313,654	$(151,978)	$161,676

     The Company recognized depreciation expense of $35.4 million, $27.7 million and $23.7 million during 2008, 2007 and 2006, respectively.
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
Goodwill • Changes in the carrying value of goodwill for the years ended December 31, 2008 and 2007 were as follows (in thousands):

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Pawn	Cash	Check
	Lending	Advance	Cashing	Consolidated
Balance as of January 1, 2008	$143,556	$157,355	$5,310	$306,221
Acquisitions	64,108	126,518	—	190,626
Effect of foreign translation	(2,655)	—	—	(2,655)

Balance as of December 31, 2008	$205,009	$283,873	$5,310	$494,192

Balance as of January 1, 2007	$141,700	$91,489	$5,310	$238,499
Acquisitions	1,632	65,866	—	67,498
Adjustments	224	—	—	224

Balance as of December 31, 2007	$143,556	$157,355	$5,310	$306,221

Acquired Intangible Assets • Acquired intangible assets that are subject to amortization as of December 31, 2008 and 2007, were as follows (in thousands):

	2008			2007
		Accumulated			Accumulated
	Cost	Amortization	Net	Cost	Amortization	Net

Non-competition agreements	$16,435	$(7,113)	$9,322	$11,155	$(5,230)	$5,925
Customer relationships	17,702	(8,900)	8,802	9,798	(7,095)	2,703
Lead provider relationships	2,489	(944)	1,545	1,939	(501)	1,438
Other	456	(159)	297	456	(122)	334

Total	$37,082	$(17,116)	$19,966	$23,348	$(12,948)	$10,400

     Non-competition agreements are amortized over the applicable terms of the contracts. Customer and lead provider relationships are generally amortized over five to six years based on the pattern of economic benefits provided. At December 31, 2008 and 2007, licenses of $7.7 million and trademarks of $7.8 million and $5.4 million, respectively, obtained in conjunction with acquisitions are not subject to amortization.
Amortization • Amortization expense for the acquired intangible assets is as follows (in thousands):

Actual amortization expense for the years ended December 31:
2008	$4,236
2007	4,396
2006	3,653

Estimated future amortization expense for the years ended December 31:
2009	$6,957
2010	5,190
2011	4,673
2012	1,498
2013	1,269

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
7. Accounts Payable and Accrued Expenses
     Accounts payable and accrued expenses at December 31, 2008 and 2007, were as follows (in thousands):

	2008	2007
Trade accounts payable	$26,637	$21,458
Accrued taxes, other than income taxes	4,759	5,664
Accrued payroll and fringe benefits	29,233	21,198
Accrued interest payable	1,051	800
Purchase consideration payable	9,618	22,000
Deferred acquisition payment	34,746	—
Accrual for losses on third-party lender-owned cash advances	2,135	1,828
Other accrued liabilities	18,644	14,451

Total	$126,823	$87,399

8. Long-term Debt
     The Company’s long-term debt instruments and balances outstanding at December 31, 2008 and 2007, were as follows (in thousands):

	2008	2007
USD line of credit up to $300,000 due 2012	$274,344	$171,777
GBP line of credit up to £7,500 due 2009	7,310	—
6.21% senior unsecured notes due 2021	25,000	25,000
6.09% senior unsecured notes due 2016	35,000	35,000
6.12% senior unsecured notes due 2012	40,000	40,000
7.20% senior unsecured notes due 2009	8,500	17,000
$38 million term senior unsecured note due 2012	38,000	—
$10 million term senior unsecured note due 2012	10,000	—

Total debt	438,154	288,777
Less current portion	15,810	8,500

Total long-term debt	$422,344	$280,277

     In March 2007, the Company amended its domestic line of credit (the “USD Line of Credit”) to extend the final maturity by two years, to March 2012. The amended credit agreement also contained a provision for the ratable $50.0 million increase in the committed amounts, up to $300.0 million, upon the Company’s request and approval by the lenders. On February 29, 2008, the Company exercised this provision and increased the line of credit amount to $300.0 million through maturity. Interest on the amended line of credit is charged, at the Company’s option, at either USD LIBOR plus a margin or at the agent’s base rate. The margin on the line of credit varies from 0.875% to 1.875% (1.375% at December 31, 2008), depending on the Company’s cash flow leverage ratios as defined in the amended agreement. The Company also pays a fee on the unused portion ranging from 0.25% to 0.30% (0.25% at December 31, 2008) based on the Company’s cash flow leverage ratios. The weighted average interest rate (including margin) on the line of credit at December 31, 2008 was 1.91%.
     At December 31, 2008 and 2007, borrowings under the Company’s USD Line of Credit consisted of three pricing tranches with conclusion dates ranging from 1 to 31 days, respectively. However, pursuant to the bank line of credit agreement which expires in 2012, the Company routinely refinances these borrowings

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
within its long-term facility. Therefore, these borrowings are reported as part of the line of credit and as long-term debt.
     In June 2008, the Company established a credit facility with a group of banks to permit the issuance of up to $12.8 million in letters of credit. Fees payable for letters of credit are tied to the LIBOR margin consistent with the Company’s line of credit agreement. The Company pays a fee on the unused portion of the facility ranging from 0.25% to 0.30% (0.25% at December 31, 2008). As of December 31, 2008, there were $12.7 million in letters of credit issued under the facility.
     In December 2008, the Company issued $38.0 million of senior unsecured long-term notes, due in November 2012 pursuant to a Credit Agreement dated November 21, 2008. Interest is charged, at the Company’s option, at either LIBOR plus a margin of 3.50% or at the agent’s base rate plus a margin of 3.50%. The notes are payable in quarterly payments of $3.0 million beginning on March 31, 2010, with any outstanding principal due at maturity in November 2012. The notes may be prepaid at the Company’s option anytime after November 20, 2009 without penalty. Net proceeds received from the issuance of the notes were used for the Prenda Fácil acquisition. The weighted average interest rate (including margin) on the $38.0 million term notes at December 31, 2008 was 4.75%.
     In December 2008, the Company issued $10.0 million of senior unsecured long-term notes, due in November 2012 pursuant to a Credit Agreement dated December 5, 2008. Interest is charged, at the Company’s option, at either LIBOR plus a margin of 10.0% or at the agent’s base rate plus a margin of 10.0%. The notes are payable at maturity in November 2012 or may be prepaid at the Company’s option at any time without penalty. Net proceeds received from the issuance of the notes were used for the Prenda Fácil acquisition. The weighted average interest rate (including margin) on the $10.0 million term notes at December 31, 2008 was 11.25%.
     In May 2008, the Company established a line of credit facility (the “GBP Line of Credit”) of up to £7.5 million with a foreign commercial bank. The balance outstanding at December 31, 2008 was £5.0 million (approximately $7.3 million). Interest on the line of credit is charged, at the Company’s option, at either Pound Sterling LIBOR plus a margin or at the agent’s base rate. The margin on the line of credit varies from 1.10% to 1.575% (1.325% at December 31, 2008) based on the Company’s cash flow leverage ratios. The weighted average interest rate (including margin) on the line of credit at December 31, 2008 was 3.64%.
     On December 27, 2007, the Company entered into an interest rate cap agreement with a notional amount of $10.0 million of the Company’s outstanding floating rate line of credit for a term of 24 months at a fixed rate of 4.75%. On December 3, 2008, the Company entered into an interest rate cap agreement with a notional amount of $15.0 million of the Company’s outstanding floating rate line of credit for a term of 36 months at a fixed rate of 3.25%. See Note 13.
     In December 2006, the Company issued $60.0 million of senior unsecured long-term notes. The notes were comprised of $35.0 million 6.09% senior notes due 2016 payable in five annual payments of $7.0 million beginning December 19, 2012; and $25.0 million 6.21% senior notes due 2021 payable in eleven annual payments of $2.3 million beginning December 19, 2011. Net proceeds received from the issuance of the notes were used to reduce the amount outstanding under the Company’s line of credit and for general corporate purposes.
     In December 2005, the Company issued $40.0 million of 6.12% senior unsecured notes, due in December 2012 (as amended in December 2008). The notes are payable in the amounts of $13.3 million on December 28, 2010; $10.0 million on December 28, 2011; $3.3 million on March 31, 2012; and $13.3

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
million on December 28, 2012. Net proceeds received from the issuance of the notes were used to reduce the amount outstanding under the Company’s line of credit and for general corporate purposes.
     In August 2002, the Company issued $42.5 million of senior unsecured long-term notes. The notes due in 2009 are payable in five annual payments of $8.5 million beginning August 12, 2005. Net proceeds received from the issuance of the notes were used to reduce the amount outstanding under the Company’s line of credit and for general corporate purposes.
     Each of the Company’s credit facility agreements and senior unsecured notes require the Company to maintain certain financial ratios. The Company is in compliance with all covenants or other requirements set forth in its debt agreements.
As of December 31, 2008, annual maturities of the outstanding long-term debt, including the Company’s line of credit, for each of the five years after December 31, 2008 are as follows (in thousands):

2009	$15,810
2010	25,493
2011	24,433
2012	323,964
2013	9,273
Thereafter	39,181

$438,154

9. Income Taxes
     The components of the Company’s deferred tax assets and liabilities as of December 31, 2008 and 2007, were as follows (in thousands):

	2008	2007
Deferred tax assets:
Deferred finish-out allowance	$1,295	$714
Tax over book accrual of finance and service charges	5,805	5,266
Allowance for cash advance losses	8,902	9,691
Deferred compensation	8,218	5,353
Net operating losses	5,022	—
Deferred state credits	1,201	1,258
Other	1,548	1,379

Total deferred tax assets	31,991	23,661

Deferred tax liabilities:
Amortization of acquired intangibles	$27,499	$15,799
Property and equipment	8,120	4,488
Other	1,910	1,754

Total deferred tax liabilities	37,529	22,041

Net deferred tax (liabilities) assets	$(5,538)	$1,620

Balance sheet classification:
Current deferred tax assets	$22,037	$20,204
Non-current deferred tax liabilities	(27,575)	(18,584)

Net deferred tax (liabilities) assets	$(5,538)	$1,620

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     The components of the provision for income taxes and the income to which it relates for the years ended December 31, 2008, 2007 and 2006 are shown below (in thousands):

	2008	2007	2006
Income before income taxes	$132,803	$124,765	$96,168

Current provision:
Federal	$37,709	$40,141	$36,582
Foreign	129	—	—
State and local	3,787	3,345	2,284

	41,625	43,486	38,866

Deferred provision (benefit):
Federal	8,972	3,381	(3,203)
Foreign	34	—	—
State and local	986	(1,448)	(435)

	9,992	1,933	(3,638)

Total provision	$51,617	$45,419	$35,228

     The effective tax rate on income differs from the federal statutory rate of 35% for the following reasons (dollars in thousands):

	2008	2007	2006
Tax provision computed at the federal statutory income tax rate	$46,481	$43,668	$33,659
Foreign, state and local income taxes, net of federal tax benefits	3,102	1,232	1,203
Valuation allowance	—	—	(65)
Nondeductible lobbying	1,892	333	320
Other	142	186	111

Total provision	$51,617	$45,419	$35,228

Effective tax rate	38.9%	36.4%	36.6%
     As of December 31, 2008, the Company acquired foreign net operating losses of $18.1 million. The amount was reduced to $17.9 million by an unrecognized tax benefit. Mexico allows a ten year carryforward period and the Company expects to fully utilize the net operating losses prior to the expiration dates in 2015, 2017, and 2018. Domestic income taxes have not been provided on undistributed earnings of foreign subsidiaries because it is the Company’s intent to reinvest these earnings in the business activities of the foreign subsidiaries for the foreseeable future. The Company estimates that no U.S. income tax would be due on the amount of such earnings accumulated as of December 31, 2008.
     The Company adopted the provisions of FIN 48 on January 1, 2007. The 2008 activity related to unrecognized tax benefits is summarized below (in thousands):

Balance at January 1, 2008	$—
Increases related to prior years’ tax positions	1,523
Increases related to current year tax positions	—
Decreases related to settlements with taxing authorities	—
Reductions as a result of expiration of applicable statutes of limitations	—
Effect of change in foreign currency rates	(67)

Balance at December 31, 2008	$1,456

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     The increase in unrecognized tax benefits relates to pre-acquisition tax matters and reduced the amount of acquisition goodwill. If recognized, $1.4 million of the unrecognized tax benefits would affect the effective tax rate. The total amount of interest and penalties related to these unrecognized tax benefits was $1.7 million, which reduced acquisition goodwill. The company does not expect the total amount of unrecognized tax benefit to significantly increase or decrease within the next 12 months.
     As of December 31, 2008, the Company’s 2005 through 2008 tax years were open to examination by the Internal Revenue Service and major state taxing jurisdictions. The 2003 through 2008 tax years of the Company’s Mexican subsidiaries were open to examination by the Mexican taxing authorities.
10. Commitments and Contingencies
Leases • The Company leases certain of its facilities under operating leases with terms ranging from one to 15 years and certain rights to extend for additional periods. Future minimum rentals due under non-cancelable leases are as follows for each of the years ending December 31 (in thousands):

2009	$38,938
2010	28,138
2011	21,673
2012	15,625
2013	10,837
Thereafter	19,835

Total	$135,046

     Rent expense was $41.2 million, $37.1 million and $34.0 million for 2008, 2007 and 2006, respectively.
Earn-Out Payments • The Company has agreed to pay final earn-out payments related to the acquisition of CashNetUSA, Prenda Fácil and Primary Innovations. See Note 3 for further discussion.
Guarantees • The Company guarantees borrowers’ payment obligations to unrelated third-party lenders. At December 31, 2008 and 2007, the amount of cash advances guaranteed by the Company was $37.5 million and $34.6 million, respectively, representing amounts due under cash advances originated by third-party lenders under the CSO program. The fair value of the liability related to these guarantees of $2.1 million and $1.8 million at December 31, 2008 and 2007, respectively, was included in “Accounts payable and accrued expenses” in the accompanying financial statements.
Litigation • On August 6, 2004, James E. Strong filed a purported class action lawsuit in the State Court of Cobb County, Georgia against Georgia Cash America, Inc., Cash America International, Inc. (together with Georgia Cash America, Inc., “Cash America”), Daniel R. Feehan, and several unnamed officers, directors, owners and “stakeholders” of Cash America. The lawsuit alleges many different causes of action, among the most significant of which is that Cash America made illegal payday loans in Georgia in violation of Georgia’s usury law, the Georgia Industrial Loan Act and Georgia’s Racketeer Influenced and Corrupt Organizations Act. Community State Bank (“CSB”) for some time made loans to Georgia residents through Cash America’s Georgia operating locations. The complaint in this lawsuit claims that Cash America was the true lender with respect to the loans made to Georgia borrowers and that CSB’s involvement in the process is “a mere subterfuge.” Based on this claim, the suit alleges that Cash America is the “de facto” lender and is illegally operating in Georgia. The complaint seeks unspecified compensatory damages, attorney’s fees, punitive damages and the trebling of any compensatory damages. A previous decision by the trial judge to strike Cash America’s affirmative defenses based on arbitration (without ruling on Cash

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
America’s previously filed motion to compel arbitration) was upheld by the Georgia Court of Appeals, and on September 24, 2007, the Georgia Supreme Court declined to review the decision. The case has been returned to the State Court of Cobb County, Georgia, where Cash America filed a motion requesting that the trial court rule on Cash America’s pending motion to compel arbitration and stay the State Court proceedings. The Court denied the motion to stay and ruled that the motion to compel arbitration was rendered moot after the Court struck Cash America’s affirmative defenses based on arbitration. The Georgia Supreme Court declined to review these orders and remanded the case to the State Court of Cobb County, Georgia where discovery relating to the propriety of class certification is underway. The State Court issued a Scheduling Order Regarding Class Certification setting a hearing on the propriety of class certification for June 29, 2009. The Court ordered that discovery directed at the merits of Plaintiff’s claims be stayed until the Court issues its written decision regarding class certification. Cash America believes that the Plaintiffs’ claims in this suit are without merit and is vigorously defending this lawsuit.
     Cash America and CSB also commenced a federal lawsuit in the U.S. District Court for the Northern District of Georgia seeking to compel Plaintiffs to arbitrate their claims against Cash America and CSB. The U.S. District Court dismissed the federal action for lack of subject matter jurisdiction, and Cash America and CSB appealed the dismissal of their complaint to the U.S. Court of Appeals for the 11th Circuit. The 11th Circuit issued a panel decision on April 27, 2007 reversing the district court’s dismissal of the action and remanding the action to the district court for a determination of the issue of the enforceability of the parties’ arbitration agreements. Plaintiff requested the 11th Circuit to review this decision en banc and this request was granted. The en banc rehearing took place on February 26, 2008. The 11th Circuit has stayed consideration of this matter pending the resolution of the United States Supreme Court case, Vaden v. Discover Bank (“Vaden”). Oral arguments in the Vaden case were heard by the United States Supreme Court in October 2008 and an opinion is expected to be issued in early 2009. The Strong litigation is still at an early stage, and neither the likelihood of an unfavorable outcome nor the ultimate liability, if any, with respect to this litigation can be determined at this time.
     The Company is also a defendant in certain lawsuits encountered in the ordinary course of its business. Certain of these matters are covered to an extent by insurance. In the opinion of management, the resolution of these matters will not have a material adverse effect on the Company’s financial position, results of operations or liquidity.
11. Stockholders’ Equity
     During 2008 and 2007, the Company received net proceeds totaling $687,000 and $761,000 from the exercise of stock options for 56,805 and 69,854 shares, respectively.
     The Company received 23,901 shares, 9,794 shares and 7,379 during 2008, 2007 and 2006, respectively, of its common stock valued at $751,000, $408,000 and $188,000, respectively, as partial payment of taxes for shares issued under stock-based compensation plans.
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

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	2008	2007	2006
Shares purchased:
Under 2005 authorization	—	617,600	256,500
Under 2007 authorization	195,000	50,000	—

Total shares purchased	195,000	667,600	256,500

Aggregate amount (in thousands)	$6,306	$23,558	$9,366
Average price paid per share	$32.24	$35.29	$36.51
     Periodically, shares are purchased in the open market on behalf of participants relating to the Non-Qualified Savings Plan. Certain amounts are subsequently distributed or transferred to participants’ 401(k) account annually based on results of the plan’s non-discrimination testing results. Activities during each of the three years ended December 31 are summarized as follows:

	2008	2007	2006
Purchases:
Number of shares	6,874	4,596	7,021
Aggregate amount (in thousands)	$234	$180	$235
Distributions and transfers to 401(k) savings plan:
Number of shares	4,619	6,697	12,837
Aggregate amount (in thousands)	$84	$112	$185
12. Employee Benefit Plans
     The Cash America International, Inc. 401(k) Savings Plan is open to substantially all employees. Beginning January 1, 2006, new employees are automatically enrolled in this plan unless they elect not to participate. The Cash America International, Inc. Nonqualified Savings Plan is available to certain members of management. Participants may contribute up to 50% of their earnings to these plans subject to regulatory restrictions. The Company makes matching cash contributions of 50% of each participant’s contributions, based on participant contributions of up to 5% of compensation. Company contributions vest at the rate of 20% each year after one year of service; thus a participant is 100% vested after five years of service. The Company’s total contributions to the 401(k) Savings Plan and the Nonqualified Savings Plan were $2.7 million, $2.3 million and $1.6 million in 2008, 2007 and 2006, respectively.
     In addition to the plans mentioned above, the Company established a Supplemental Executive Retirement Plan (“SERP”) for its officers in 2003. Under this defined contribution plan, the Company makes an annual discretionary cash contribution to the SERP based on the objectives of the plan as approved by the Management Development and Compensation Committee of the Board of Directors. The Company recorded compensation expense of $720,000, $730,000 and $561,000 for contributions to the SERP during 2008, 2007 and 2006, respectively.
     The Nonqualified Savings Plan and the SERP are non-qualified tax-deferred plans. Benefits under the Nonqualified Savings Plan and the SERP are unfunded. The Company holds securities, including shares of the Company’s common stock, in a rabbi trust to pay benefits under these plans. The securities other than Company stock are classified as trading securities and the unrealized gains and losses on these securities are netted with the costs of the plans in administration expenses in the consolidated statements of income.
     Amounts included in the consolidated balance sheets relating to the Nonqualified Savings Plan and the SERP were as follows (in thousands):

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	2008	2007
Other receivables and prepaid expenses	$6,759	$7,994
Accounts payable and accrued expenses	7,479	8,725
Other liabilities	1,114	972
Treasury shares	1,167	1,017
13. Derivative Instruments and Hedging Activities
     As a policy, the Company does not engage in speculative or leveraged transactions, nor does it hold or issue financial instruments for trading purposes. The Company does periodically use derivative financial instruments, such as interest rate cap agreements, for the purpose of managing interest rate exposures that exist from ongoing business operations. In December 2007 and December 2008, the Company entered into interest rate cap agreements that have been determined to be perfectly effective cash flow hedges, pursuant to DIG Issue No. G20, “Assessing and Measuring the Effectiveness of a Purchased Option Used in a Cash Flow Hedge” (“Issue G20”) at inception and on an ongoing basis. The fair value of these interest rate cap agreements is recognized in the accompanying consolidated balance sheets and changes in fair value are recognized in accumulated other comprehensive income/loss. The Company also entered into foreign currency forward contracts in 2007 to minimize the effect of market fluctuations. See Note 13. The Company may periodically enter into forward sale contracts with a major gold bullion bank to sell refined gold that is produced in the normal course of business from the Company’s liquidation of forfeited gold merchandise. These contracts are not accounted for as derivatives because they meet the criteria for the normal purchases and normal sales scope exception in SFAS 133.
     In 2007, the Company entered into foreign currency contracts totaling £1.0 million (approximately $2.0 million at maturity), to minimize the effect of market fluctuations. Under the contracts, the Company received fixed total payments of $2.0 million and paid the counter parties a total of 1.0 million British pounds upon maturity. For the year ended December 31, 2008, the Company recognized an approximate loss of $27,000 related to these contracts, which was netted in the foreign currency transaction gain (loss) in the consolidated statements of income.
     On December 27, 2007, the Company entered into an interest rate cap agreement with a notional amount of $10.0 million of the Company’s outstanding floating rate line of credit for a term of 24 months at a fixed rate of 4.75%. On December 3, 2008, the Company entered into an interest rate cap agreement with a notional amount of $15.0 million of the Company’s outstanding floating rate line of credit for a term of 36 months at a fixed rate of 3.25%. These interest rate cap agreements have been determined to be perfectly effective cash flow hedges pursuant to DIG Issue G20, “Assessing and Measuring the Effectiveness of a Purchased Option Used in a Cash Flow Hedge” at inception and on an ongoing basis. For derivatives designated as cash flow hedges, the effective portions of changes in fair value of the derivative are reported in other comprehensive income and are subsequently reclassified into earnings when the hedged item affects earnings. The change in the fair value of the ineffective portion of the hedge, if any, will be recorded as income or expense. The fair values of the interest rate cap agreements are included in “Other receivables and prepaid expenses” of the accompanying consolidated balance sheets.
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
15. Stock-Based Compensation
     Under the equity compensation plans (the “Plans”) it sponsors, the Company is authorized to issue 9,150,000 shares of Common Stock pursuant to “Awards” granted as incentive stock options (intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended), nonqualified stock options and restricted stock units. At December 31, 2008, 1,082,849 shares were reserved for future grants under these equity compensation plans. Historically, the Company has purchased its shares on the open market from time to time and reissued those shares upon stock option exercises and stock unit conversions under its stock-based compensation plans. During 2008, 195,000 shares were purchased on the open market with an average purchase price of $32.34 per share.
Stock Options • While no stock options have been granted since April 2003, stock options currently outstanding under the Plans had original contractual terms of up to ten years with an exercise price equal to or greater than the fair market value of the stock at grant date. On their respective grant dates, these stock options had vesting periods ranging from one to seven years. However, the terms of options with the seven-year vesting periods and certain of the four-year and five-year vesting periods included provisions that accelerated vesting if specified share price appreciation criteria were met. During 2006, all of the previously unvested outstanding stock options, representing 22,500 shares, were accelerated. The Company recognized total compensation expense of $378,000 ($246,000 net of related income tax benefit) for 2006, including a cost of $199,000 ($130,000 net of related income tax benefit) for the effect of the accelerated vesting. At December 31, 2007, there was no remaining unrecognized stock option expense.
     A summary of the Company’s stock option activity for each of the three years ended December 31 is as follows (shares in thousands):

	2008		2007		2006
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding at beginning of year	670	$9.65	740	$9.76	1,403	$10.31
Exercised	(57)	12.10	(70)	10.89	(663)	10.93

Outstanding at end of year	613	$9.42	670	$9.65	740	$9.76

Exercisable at end of year	613	$9.42	670	$9.65	740	$9.76

     Stock options outstanding and exercisable as of December 31, 2008, are summarized below (shares in thousands):

Options Outstanding				Options Exercisable
			Weighted Average		Weighted
		Weighted	Years of		Average
Range of	Number	Average	Remaining	Number	Exercise
Exercise Prices	Outstanding	Exercise Price	Contractual Life	Exercisable	Price
$5.94 to $9.40	151	7.83	3.0	151	7.83
$9.41 to $12.63	451	9.84	2.3	451	9.84
$12.64 to $17.14	11	13.84	0.2	11	13.84

$5.94 to $17.14	613	9.42	2.4	613	9.42

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     The outstanding stock options (all exercisable) at December 31, 2008 had an aggregate intrinsic value of $10.0 million and the stock options exercised during 2008 had an aggregate intrinsic value of $1.6 million. Income tax benefits realized from the exercise of stock options for the year ended December 31, 2008 and 2007 were $549,000 and $600,000, respectively. The portion of tax benefits recorded as increases to additional paid-in capital was $505,000 for the year ended December 31, 2008, which represented the tax benefits realized upon exercise of stock options in excess of the amounts previously recognized as expense in the consolidated financial statements.
Restricted Stock Units • The Company has granted restricted stock units (“RSUs, or singularly, RSU”) to Company officers and to the non-management members of the Board of Directors annually since 2003. RSUs granted in December 2003 and January 2004 were granted under the 1994 Long-Term Incentive Plan; subsequent RSUs have been granted under the 2004 Long-Term Incentive Plan. Each vested RSU entitles the holder to receive a share of the common stock of the Company. For Company officers, the vested RSUs are to be issued upon vesting or, for certain awards, upon termination of employment with the Company. For directors, vested RSUs will be issued upon the director’s retirement from the Board. At December 31, 2008, the outstanding RSUs granted to Company officers had vesting periods ranging from two to 12 years, director RSUs had vesting periods ranging from one to four years. The amount attributable to RSU grants is amortized to expense over the vesting periods.
     Compensation expense totaling $3.3 million ($2.2 million net of related taxes), $3.1 million ($2.0 million net of related taxes) and $2.2 million ($1.5 million net of related taxes) was recognized for 2008, 2007 and 2006, respectively, for all of the above RSUs granted. Total unrecognized compensation cost related to RSUs at December 31, 2008 was $8.3 million, which will be recognized over a weighted average period of approximately 4.0 years.
     The following table summarizes the restricted stock unit activity during 2008, 2007 and 2006:

	2008		2007		2006
		Weighted		Weighted		Weighted
		Average		Average		Average
		Fair Value		Fair Value		Fair Value
		at Date of		at Date of		at Date of
	Units	Grant	Units	Grant	Units	Grant
Outstanding at beginning of year	517,297	$25.21	471,029	$21.83	395,591	$21.30
Units granted	198,710	29.85	87,739	43.01	106,248	24.87
Shares issued	(90,546)	26.72	(35,076)	24.47	(28,742)	25.57
Units forfeited	(134,724)	29.10	(6,395)	24.94	(2,068)	25.18

Outstanding at end of year	490,737	$25.74	517,297	$25.21	471,029	$21.83

Units vested at end of year	146,259	$22.51	163,807	$19.71	127,267	$19.56

     The outstanding RSUs had an aggregate intrinsic value of $11.7 million and the outstanding vested RSUs had an aggregate intrinsic value of $4.0 million at December 31, 2008. Income tax benefits realized from the issuance of common stock for the vested RSUs for the year ended December 31, 2008, 2007 and 2006 were $1.0 million, $512,000 and $259,000, respectively. The portions of these benefits recorded as increases to additional paid-in capital were $158,000, $211,000 and $2,000 for the year ended December 31, 2008, 2007 and 2006, respectively. The income tax benefits recorded as increases to additional paid-in capital represent the tax benefits realized upon issuance of common stock in excess of the amounts previously recognized in the consolidated financial statements.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
16. Supplemental Disclosures of Cash Flow Information
     The following table sets forth certain cash and non-cash activities for the years ended December 31 (in thousands):

	2008	2007	2006
Cash paid during the year for —
Interest	$19,491	$17,367	$12,311
Income taxes	48,363	41,567	32,355
Non-cash investing and financing activities —
Pawn loans forfeited and transferred to merchandise held for disposition	$234,605	$206,798	$177,188
Pawn loans renewed	99,178	79,751	78,942
Cash advances renewed	355,148	300,826	89,427

Liabilities assumed in acquisitions	—	64	536
Fair value of shares paid for acquisition	7,890	—	—
Capitalized interest on software development	1,185	683	—
17. Operating Segment Information
     The Company has three operating segments: pawn lending, cash advance and check cashing. The cash advance and check cashing segments are managed separately due to the different operational strategies required and, therefore, are reported as separate segments. Check cashing fees, royalties and other income at pawn lending locations, which were previously included in either proceeds from disposition of merchandise or netted into administration expenses, are reclassified out of those line items. All prior periods in the tables below have been revised to reflect this change. These revisions have not changed the consolidated performance of the Company for any period.
     Information concerning the operating segments is set forth below (in thousands):

	Pawn	Cash	Check
Year Ended December 31, 2008:	Lending	Advance(2)	Cashing	Consolidated
Revenue
Finance and service charges	$184,995	$—	$—	$184,995
Proceeds from disposition of merchandise	464,868	787	—	465,655
Cash advance fees	34,840	329,763	—	364,603
Check cashing fees, royalties and other	3,743	8,410	3,388	15,541

Total revenue	688,446	338,960	3,388	1,030,794
Cost of revenue — disposed merchandise	294,825	535	—	295,360

Net revenue	393,621	338,425	3,388	735,434

Expenses
Operations	212,667	114,404	1,288	328,359
Cash advance loss provision	9,903	130,820	—	140,723
Administration	42,589	34,288	1,118	77,995
Depreciation and amortization	23,679	15,733	239	39,651

Total expenses	288,838	295,245	2,645	586,728

Income from operations	$104,783	$43,180	$743	$148,706

Expenditures for property and equipment(1)	$43,052	$13,918	$112	$57,082

As of December 31, 2008:

Total assets	$726,747	$453,047	$6,716	$1,186,510

Goodwill	$205,009	$283,873	$5,310	$494,192

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Pawn	Cash	Check
	Lending	Advance (2)	Cashing	Consolidated
Year Ended December 31, 2007:

Revenue
Finance and service charges	$160,960	$—	$—	$160,960
Proceeds from disposition of merchandise	396,821	—	—	396,821
Cash advance fees	42,018	313,178	—	355,196
Check cashing fees, royalties and other	3,268	9,530	3,619	16,417

Total revenue	603,067	322,708	3,619	929,394
Cost of revenue — disposed merchandise	246,792	—	—	246,792

Net revenue	356,275	322,708	3,619	682,602

Expenses
Operations	195,926	109,260	1,270	306,456
Cash advance loss provision	14,985	140,253	—	155,238
Administration	29,588	24,727	959	55,274
Depreciation and amortization	20,750	10,988	387	32,125

Total expenses	261,249	285,228	2,616	549,093

Income from operations	$95,026	$37,480	$1,003	$133,509

Expenditures for property and equipment(1)	$52,559	$17,389	$149	$70,097

As of December 31, 2007:

Total assets	$593,514	$304,170	$6,960	$904,644

Goodwill	$143,556	$157,355	$5,310	$306,221

Year Ended December 31, 2006:
Revenue
Finance and service charges	$149,472	$—	$—	$149,472
Proceeds from disposition of merchandise	334,036	—	—	334,036
Cash advance fees	43,676	151,429	—	195,105
Check cashing fees, royalties and other	2,816	9,160	3,925	15,901

Total revenue	530,000	160,589	3,925	694,514
Cost of revenue — disposed merchandise	204,929	—	—	204,929

Net revenue	325,071	160,589	3,925	489,585

Expenses
Operations	181,081	66,438	1,304	248,823
Cash advance loss provision	15,377	44,186	—	59,563
Administration	26,882	21,494	1,492	49,868
Depreciation and amortization	18,579	8,357	376	27,312

Total expenses	241,919	140,475	3,172	385,566

Income from operations	$83,152	$20,114	$753	$104,019

Expenditures for property and equipment	$37,645	$8,274	$436	$46,355

As of December 31, 2006:
Total assets	$545,593	$223,131	$7,520	$776,244

Goodwill	$141,700	$91,489	$5,310	$238,499

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(1)	Included in “Expenditures for property and equipment” for the Pawn Lending segment for the years ended December 31, 2008, 2007 and 2006 are substantially all of the capital expenditures for the development of the new proprietary point-of-sale system software and other general corporate investment expenditures.

(2)	The Cash Advance segment is comprised of three distribution channels for cash advance products: a multi-unit, “storefront” platform of 248 units, an online, internet based lending platform and, since July 2008, the card services activities of Primary Innovations, LLC and its subsidiaries. The amounts for the year ended December 31, 2006 include activity from September 15, 2006 through December 31, 2006 for the internet based lending platform, which was purchased on September 15, 2006. The following table summarizes the results from each channel’s contributions to the Cash Advance segment for the years ended December 31, 2008 and 2007:

		Internet	Card		Total Cash
Year Ended December 31, 2008:	Storefront	Lending	Services		Advance
Revenue
Proceeds from disposition of merchandise	$787	$—	$—		$787
Cash advance fees	106,294	221,319	2,150	(3)	329,763
Check cashing fees, royalties and other	8,402	5	3		8,410

Total revenue	115,483	221,324	2,153		338,960
Cost of revenue — disposed merchandise	535	—	—		535

Net revenue	114,948	221,324	2,153		338,425

Expenses
Operations	69,887	42,689	1,828		114,404
Cash advance loss provision	23,650	106,189	981		130,820
Administration	9,944	23,992	352		34,288
Depreciation and amortization	10,499	5,061	173		15,733

Total expenses	113,980	177,931	3,334		295,245

Income (loss) from operations	$968	$43,393	$(1,181)		$43,180

As of December 31, 2008:
Total assets	$109,609	$330,428	$13,010		$453,047

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

		Internet	Card	Total Cash
Year Ended December 31, 2007:	Storefront	Lending	Services	Advance
Revenue
Cash advance fees	$128,454	$184,724	$—	$313,178
Check cashing fees, royalties and other	9,525	5	—	9,530

Total revenue	137,979	184,729	—	322,708

Expenses
Operations	68,249	41,011	—	109,260
Cash advance loss provision	37,383	102,870	—	140,253
Administration	10,797	13,930	—	24,727
Depreciation and amortization	7,980	3,008	—	10,988

Total expenses	124,409	160,819	—	285,228

Income from operations	$13,570	$23,910	$—	$37,480

As of December 31, 2007:
Total assets	$123,760	$180,410	$—	$304,170

(3)	Cash advance fees for the card services distribution channel include revenue from the Company’s participation interest in the receivables generated by a third-party lender, as well as marketing, processing and other miscellaneous fee income.
18. Pro Forma Financial Information (unaudited)
     The following unaudited pro forma financial information reflects the consolidated results of operations of the Company as if the Creazione acquisition had occurred on January 1, 2007. The unaudited pro forma financial information has been prepared for informational purposes only and does not purport to be indicative of what would have resulted had the acquisition transaction occurred on the date indicated or what may result in the future (dollars in thousands, except per share data):

	Year Ended		Year Ended
	December 31, 2008		December 31, 2007
	As Reported	Pro Forma (a)	As Reported	Pro Forma (a)
Total revenue	$1,030,794	$1,057,435	$929,394	$951,529
Net revenue	735,434	762,075	682,602	704,737
Total expenses	586,728	606,643	549,093	567,594
Net Income(b)	81,140	82,959	79,346	77,891
Net Income per share:
Basic	$2.77	$2.79	$2.68	$2.59
Diluted	$2.70	$2.72	$2.61	$2.53

(a)	Pro forma adjustments reflect:

(i)	the inclusion of operating results of Creazione for the period January 1, 2008 through December 16, 2008, the date of acquisition, for the 2008 pro forma and the operating results of Creazione for the 12 month period ended December 31, 2007 for the 2007 pro forma;

(ii)	the adjustments of depreciable asset bases and lives for property and equipment and amortization of intangible assets acquired by the Company;

(iii)	the additional interest incurred in the acquisition of Creazione;

(iv)	the tax effect of Prenda Creazione’s earnings and net pro forma adjustments at the Mexican statutory rate of 28%; and

(v)	adjusted weighted average shares outstanding assuming January 1, 2007 issue of shares for Creazione acquisition.

(b)	Net of minority interest.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
19. Related Party Transactions
     Under the Company’s now discontinued officer stock loan program, the Company recorded no interest income in 2008, and $1,000 and $36,000 in 2007 and 2006, respectively. As of December 31, 2007, all of the stock officer loans had been repaid.
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
20. Fair Values of Financial Instruments
     The carrying amounts and estimated fair values of financial instruments at December 31, 2008 and 2007 were as follows (in thousands):

	2008		2007
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
Financial assets:
Cash and cash equivalents	$30,005	$30,005	$22,725	$22,725
Pawn loans	168,747	168,747	137,319	137,319
Cash advances, net	83,850	83,850	88,148	88,148
Interest rate cap	69	69	25	7
Financial liabilities:
Bank lines of credit	$281,654	$281,654	$171,777	$171,777
Senior unsecured notes	156,500	146,351	117,000	120,029
     Cash and cash equivalents bear interest at market rates and have maturities of less than 90 days. Pawn loans have relatively short maturity periods depending on local regulations, generally 90 days or less. Cash advance loans generally have a loan term of seven to 45 days. Finance and service charge rates are determined by regulations and bear no valuation relationship to the capital markets’ interest rate movements. Generally, pawn loans may only be resold to a licensed pawnbroker.
     The Company’s bank credit facility bears interest at a rate that is frequently adjusted on the basis of market rate changes. The fair values of the remaining long-term debt instruments are estimated based on market values for debt issues with similar characteristics or rates currently available for debt with similar terms. When compared to the recent issuances of similar senior unsecured notes, the Company’s like indebtedness has a lower fair value due to the yield difference.
21. Fair Value Measurements
     The Company adopted the provisions of SFAS 157 on January 1, 2008. The adoption of this pronouncement did not have a material effect on the Company’s financial position or results of operations. SFAS 157 defines fair value to be the price that would be received to sell an asset or paid to transfer a

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
liability in an orderly transaction between market participants at the measurement date and emphasizes that fair value is a market-based measurement, not an entity-specific measurement. It establishes a fair value hierarchy and expands disclosures about fair value measurements in both interim and annual periods. SFAS 157 enables the reader of the financial statements to assess the inputs used to develop fair value measurements by establishing a hierarchy for ranking the quality and reliability of the information used to determine fair values. FSP FAS 157-2 defers the effective date of SFAS 157 until January 2009 for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed in the financial statements on a nonrecurring basis. SFAS 157 requires that assets and liabilities carried at fair value will be classified and disclosed in one of the following three categories:
Level 1: Quoted market prices in active markets for identical assets or liabilities.
Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data.
Level 3: Unobservable inputs that are not corroborated by market data.
     The Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2008 are as follows (in thousands):

	December
	31,	Fair Value Measurements Using
	2008	Level 1	Level 2	Level 3
Financial assets:
Interest rate cap	$69	$—	$69	$—
Nonqualified savings plan assets	6,759	6,759	—	—

Total	$6,828	$6,759	$69	$—

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
22. Gain on Sale of Foreign Notes
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

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
23. Quarterly Financial Data (Unaudited)
     The Company’s operations are subject to seasonal fluctuations. Net income tends to be highest during the first and fourth calendar quarters, when the average amount of pawn loans and cash advance balances are typically the highest and merchandise disposition activities are typically heavier compared to the other two quarters. The following is a summary of the quarterly results of operations for the years ended December 31, 2008 and 2007 (in thousands, except per share data):

	First	Second	Third	Fourth
	Quarter	Quarter(1)	Quarter	Quarter
2008
Total revenue	$250,934	$247,979	$252,150	$279,731
Cost of revenue	71,516	66,741	68,033	89,070
Net revenue	179,418	181,238	184,117	190,661
Net income	25,811	20,137	18,925	16,267
Diluted net income per share	$0.86	$0.67	$0.63	$0.54
Diluted weighted average common shares	29,995	30,094	30,035	30,074

2007
Total revenue	$222,872	$213,881	$231,512	$261,129
Cost of revenue	61,925	52,784	57,693	74,390
Net revenue	160,947	161,097	173,819	186,739
Net income(2)	19,234	13,209	20,616	26,287
Diluted net income per share(2) (3)	$0.63	$0.43	$0.68	$0.88
Diluted weighted average common shares	30,602	30,557	30,235	30,008

(1)	During the second quarter of 2007, $5 was reclassified from administrative expenses to other income. The first quarter amounts included above have been conformed to the current presentation. The original reported amounts for “Total revenue” and “Net revenue” were $222,867 and $160,942, respectively.

(2)	The third quarter results include a $6,260 ($4,035 net of related taxes), or $0.13 per share, gain from sale of foreign notes receivable and related rights.

(3)	The sum of the quarterly net income per share amounts may not total to each full year amount because these computations are made independently for each quarter and for the full year and take into account the weighted average number of common shares outstanding for each period, including the effect of dilutive securities for that period.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     None.
ITEM 9A. CONTROLS AND PROCEDURES
     Under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, management of the Company has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2008 (“Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective (i) to ensure that information required to be disclosed in reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms; and (ii) to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.
     The Report of Management on Internal Control Over Financial Reporting is included in Item 8 of this annual report on Form 10-K. There was no change in the Company’s internal control over financial reporting during the quarter ended December 31, 2008, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
ITEM 9B. OTHER INFORMATION
     None.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
     Information required by this Item 10 with respect to directors, the Audit Committee of the Board of Directors and Audit Committee financial experts is incorporated into this report by reference to the Company’s Proxy Statement for the 2009 Annual Meeting of Shareholders (“Proxy Statement”), and in particular to the information in the Proxy Statement under the captions “Election of Directors” and “Meetings and Committees of the Board of Directors.” Information concerning executive officers is contained in Item 1 of this report under the caption “Executive Officers of the Registrant.” Information regarding Section 16(a) compliance is incorporated into this report by reference to the information contained under the caption “Compliance with Section 16(a) of the Securities Exchange Act of 1934” in the Proxy Statement.
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
     In 2008, Daniel R. Feehan, Chief Executive Officer of the Company, filed his annual certification with the New York Stock Exchange (“NYSE”) regarding the NYSE’s corporate governance listing standards as required by Section 303A.12 of those listing standards.
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
PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a) (1)	Financial Statements: See Item 8, “Financial Statements and Supplementary Data,” on pages 63 through 101 hereof, for a list of the Company’s consolidated financial statements and report of independent registered public accounting firm.

(2)	Financial Statement Schedule: The following financial statement schedule of the Company is included herein on pages 105 through 106.

Report of Independent Registered Public Accounting Firm on Financial Statement Schedule (page 105) Schedule II — Valuation Accounts (page 106)

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions, are inapplicable, or the required information is included elsewhere in the consolidated financial statements.

(3)	Exhibits required by Item 601 of Regulation S-K: The exhibits filed in response to this item are listed in the Exhibit Index on pages 107 through 110.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 27, 2009.

CASH AMERICA INTERNATIONAL, INC.

By:	/s/ DANIEL R. FEEHAN
Daniel R. Feehan
Chief Executive Officer and President

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the report has been signed by the following persons on February 27, 2009 on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JACK R. DAUGHERTY	Chairman of the Board of Directors	February 27, 2009
Jack R. Daugherty

/s/ DANIEL R. FEEHAN Daniel R. Feehan	Chief Executive Officer, President and Director (Principal Executive Officer)	February 27, 2009

/s/ THOMAS A. BESSANT, JR. Thomas A. Bessant, Jr.	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 27, 2009

/s/ DANIEL E. BERCE	Director	February 27, 2009
Daniel E. Berce

/s/ A. R. DIKE	Director	February 27, 2009
A. R. Dike

/s/ JAMES H. GRAVES	Director	February 27, 2009
James H. Graves

/s/ B. D. HUNTER	Director	February 27, 2009
B. D. Hunter

/s/ TIMOTHY J. McKIBBEN	Director	February 27, 2009
Timothy J. McKibben

/s/ ALFRED M. MICALLEF	Director	February 27, 2009
Alfred M. Micallef

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON FINANCIAL STATEMENT SCHEDULE
To the Board of Directors and Stockholders of
Cash America International, Inc.
Our audits of the consolidated financial statements and of the effectiveness of internal control over financial reporting referred to in our report dated February 27, 2009 appearing in this Annual Report on Form 10-K also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10- K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.
/s/ PricewaterhouseCoopers LLP
Fort Worth, Texas
February 27, 2009

SCHEDULE II
CASH AMERICA INTERNATIONAL, INC.
VALUATION AND QUALIFYING ACCOUNTS
For the Three Years Ended December 31, 2008
(dollars in thousands)

		Additions
	Balance at	Charged	Charged		Balance at
	Beginning	To	To		End
Description	of Period	Expense	Other	Deductions	of Period
Allowance for valuation of inventory —

Year Ended:
December 31, 2008	$2,000	$—	$—	$1,300	$700

December 31, 2007	$1,870	$130	$—	$—	$2,000

December 31, 2006	$1,800	$1,098	$—	$1,028 (a)	$1,870

Allowance for valuation of deferred tax assets —

Year Ended:
December 31, 2008	$—	$—	$—	$—	$—

December 31, 2007	$—	$—	$—	$—	$—

December 31, 2006	$65	$(65)	$—	$—	$—

Allowance for valuation of discontinued operations (b) —

Year Ended:
December 31, 2008	$272	$5	$—	$249	$28

December 31, 2007	$255	$9	$—	$(8)	$272

December 31, 2006	$211	$13	$—	$(31)	$255

(a)	Deducted from allowance for write-off or other disposition of merchandise.
(b)	Represents amounts related to business discontinued in 2001.

EXHIBIT INDEX
     The following documents are filed as a part of this report. Those exhibits previously filed and incorporated herein by reference are identified by reference to the list of prior filings after the list of exhibits. Exhibits not required for this report have been omitted.

Exhibit	Description

2.1	Securities Purchase Agreement dated December 11, 2008 by and among Creazione Estilo, S.A. de C.V., SOFOM, E.N.R., a Mexican sociedad anónima de capital variable, sociedad financiera de objeto múltiple, entidad no regulada, the Seller Parties identified therein, Cash America of Mexico, Inc., a Delaware corporation, and Cash America International, Inc. (1) (y) (Exhibit 2.1)

2.2	First Amendment dated December 16, 2008 to Securities Purchase Agreement dated December 11, 2008 by and among Creazione Estilo, S.A. de C.V., SOFOM, E.N.R., a Mexican sociedad anónima de capital variable, sociedad financiera de objeto múltiple, entidad no regulada, the Seller Parties identified therein, Cash America of Mexico, Inc., a Delaware corporation, and Cash America International, Inc. (1) (y) (Exhibit 2.2)

2.3	Option Agreement dated December 11, 2008 by and between Cash America of Mexico, Inc., a Delaware corporation, and St. Claire, S.A. de C.V., a Mexican sociedad anónima de capital variable. (1) (y) (Exhibit 2.3)

2.4	First Amendment to Option Agreement dated December 11, 2008 by and between Cash America of Mexico, Inc., a Delaware corporation, and St. Claire, S.A. de C.V., a Mexican sociedad anónima de capital variable. (1) (y) (Exhibit 2.4)

2.5	Asset Purchase Agreement dated July 9, 2006 by and among The Check Giant, LLC, the subsidiaries of The Check Giant, LLC, the Members of The Check Giant, LLC, and Cash America International, Inc. (l) (Exhibit 2.1)

2.6	Amendment Number One dated September 15, 2006 to the Asset Purchase Agreement dated July 9, 2006 by and among Cash America International, Inc. and certain of its subsidiaries, The Check Giant, LLC and its members and subsidiaries. (m) (Exhibit 2.1)

2.7	Amendment No. 2 dated May 4, 2007 to the Asset Purchase Agreement by and among Cash America International, Inc. and certain of its subsidiaries, The Check Giant, LLC and its members and subsidiaries. (q) (Exhibit 2.1)

2.8	Amendment No. 3 dated October 31, 2008 to the Asset Purchase Agreement dated July 9, 2006 by and among Cash America International, Inc. and certain of its subsidiaries, The Check Giant, LLC and its members and subsidiaries. (x) (Exhibit 2.1)

3.1	Articles of Incorporation of Cash America Investments, Inc. filed in the office of the Secretary of State of Texas on October 4, 1984. (a) (Exhibit 3.1)

3.2	Articles of Amendment to the Articles of Incorporation of Cash America Investments, Inc. filed in the office of the Secretary of State of Texas on October 26, 1984. (a) (Exhibit 3.2)

3.3	Articles of Amendment to the Articles of Incorporation of Cash America Investments, Inc. filed in the office of the Secretary of State of Texas on September 24, 1986. (a) (Exhibit 3.3)

3.4	Articles of Amendment to the Articles of Incorporation of Cash America Investments, Inc. filed in the office of the Secretary of State of Texas on September 30, 1987. (b) (Exhibit 3.4)

3.5	Articles of Amendment to the Articles of Incorporation of Cash America Investments, Inc. filed in the office of the Secretary of State of Texas on April 23, 1992 to change the Company’s name to “Cash America International, Inc.” (d) (Exhibit 3.5)

3.6	Articles of Amendment to the Articles of Incorporation of Cash America International, Inc. filed in Office of the Secretary of State of Texas on May 21, 1993. (e) (Exhibit 3.6)

3.7	Bylaws of Cash America International, Inc. (f) (Exhibit 3.5)

3.8	Amendment to Bylaws of Cash America International, Inc. dated effective September 26, 1990. (c) (Exhibit 3.6)

3.9	Amendment to Bylaws of Cash America International, Inc. dated effective April 22, 1992. (d) (Exhibit 3.8)

Exhibit	Description

4.1	Form of Stock Certificate. (d) (Exhibit 4.1)

10.1	First Amended and Restated Credit Agreement among the Company, certain lenders named therein, and Wells Fargo Bank, National Association, as Administrative Agent dated as of February 24, 2005. (j) (Exhibit 10.22)

10.2	First Amendment dated as of March 16, 2007 to the First Amended and Restated Credit Agreement dated as of February 24, 2005 among Cash America International, Inc., as the Borrower, Wells Fargo Bank, National Association, as Administrative Agent, an L/C Issuer and Swing Line Lender, and the Other Lenders Party Thereto. (p) (Exhibit 10.1)

10.3	Commitment Increase Agreement dated as of February 29, 2008 to the First Amended and Restated Credit Agreement dated as of February 24, 2005 among Cash America International, Inc., as the Borrower, Wells Fargo Bank, National Association, as Administrative Agent and a Lender, and the Other Lenders Party Thereto. (t) (Exhibit 10.1)

10.4	Second Amendment dated as of June 30, 2008 to the First Amended and Restated Credit Agreement dated as of February 24, 2005 among Cash America International, Inc., as the Borrower, Wells Fargo Bank, National Association, as Administrative Agent, an L/C Issuer and Swing Line Lender, and the Other Lenders Party Thereto. (w) (Exhibit 10.2)

10.5*	Third Amendment dated November 21, 2008 to First Amended and Restated Credit Agreement dated as of February 24, 2005 among Cash America International, Inc., Wells Fargo Bank, National Association, as Administrative Agent, L/C Issuer and Swing Line Issuer and the Other Lenders Party Thereto.

10.6	Letter of Credit Facility dated as of June 30, 2008 among Cash America International, Inc., as the Borrower, Wells Fargo Bank, National Association, as Administrative Agent and L/C Issuer, and the Other Lenders Party Thereto. (w) (Exhibit 10.1)

10.7*	First Amendment to Letter of Credit Facility dated as of June 30, 2008 among Cash America International, Inc., as the Borrower, Wells Fargo Bank, National Association, as Administrative Agent and L/C Issuer, and the Other Lenders Party Thereto.

10.8*	Credit Agreement dated November 21, 2008 among Cash America International, Inc., Wells Fargo Bank, National Association, as Administrative Agent, and the Other Lenders Party Thereto.

10.9*	Credit Agreement dated December 5, 2008 among Cash America International, Inc., Wells Fargo Bank, National Association, as Administrative Agent, and the Other Lenders Party Thereto.

10.10	Note Agreement dated as of August 12, 2002 among the Company and the Purchasers named therein for the issuance of the Company’s 7.20% Senior Notes due August 12, 2009 in the aggregate principal amount of $42,500,000. (g) (Exhibit 10.1)

10.11	Amendment No. 1 (September 7, 2004) to Note Agreement dated as of August 12, 2002 among the Company and the purchasers named therein. (i) (Exhibit 10.1)

10.12	Amendment No. 2 (December 31, 2006) to Note Agreement dated as of August 12, 2002, among the Company and the purchasers named therein. (o) (Exhibit 10.39)

10.13	Amendment No. 3 (December 21, 2007) to Note Agreement dated as of August 12, 2002 among the Company and the purchasers named therein. (s) (Exhibit 10.4)

10.14*	Amendment No. 4 (December 11, 2008) to Note Agreement dated as of August 12, 2002 among the Company and the purchasers named therein.

10.15	Note Agreement dated as of December 28, 2005 among the Company and the Purchasers named therein for the issuance of the Company’s 6.12% Senior Notes due December 28, 2015 in the aggregate principal amount of $40,000,000. (k) (Exhibit 10.32)

10.16*	Amendment No. 1 (December 11, 2008) to Note Agreement dated as of December 28, 2005 among the Company and the Purchasers named therein.

10.17	Note Agreement dated as of December 19, 2006 among the Company and the Purchasers named therein for the issuance of the Company’s 6.09% Series Senior Notes due December 19, 2016 in the aggregate principal amount of $35,000,000 and 6.21% Series B Senior Notes due December 19, 2021 in the aggregate principal amount of $25,000,000. (n) (Exhibit 10.1)

10.18*	Amendment No. 1 (December 11, 2008) to Note Agreement dated as of December 19, 2006 among the Company and the Purchasers named therein.

10.19	Revolving Credit Facility Agreement dated May 7, 2008 between Cash America International, Inc. and Barclays Bank PLC. (v) (Exhibit 10.1)

Exhibit	Description

10.20	Business Overdraft Facility Letter dated May 7, 2008 from Barclays Bank PLC to Cash America International, Inc. (v) (Exhibit 10.2)

10.21	Form of Executive Change-in-Control Severance Agreement between the Company, its Division Presidents and each of its Executive Vice Presidents dated as of various dates. (h) (Exhibit 10.31)

10.22*	Form of Amendment dated December 24, 2008 to Executive Change-in-Control Severance Agreement dated December 22, 2003 between the Company, its Division Presidents and each of its Executive Vice Presidents.

10.23	Executive Employment Agreement dated May 1, 2008 between the Company, Cash America Management L.P., a wholly-owned subsidiary of the Company, and Daniel R. Feehan. (u) (Exhibit 10.1)

10.24*	Amendment dated December 24, 2008 to Employment Agreement between the Company and Daniel R. Feehan.

10.25	Employment Transition Agreement dated September 19, 2007 between the Company and Jerry D. Finn. (r) (Exhibit 10.1)

10.26	Separation of Employment Agreement dated June 30, 2008 between the Company and Jerry A. Wackerhagen. (v) (Exhibit 10.3)

10.27*	Retirement and Separation of Employment Agreement dated January 16, 2009 between Primary Payment Solutions, LLC, a wholly owned subsidiary of the Company, and James H. Kauffman.

10.28*	Retirement and Separation of Employment Agreement dated January 16, 2009 between Cash America Management L.P., a wholly owned subsidiary of the Company, and Michael D. Gaston.

10.29	2004 Long-Term Incentive Plan. (j) (Exhibit 10.21)

10.30	Amendment One (January 25, 2006) to the Cash America International, Inc. 2004 Long-Term Incentive Plan. (k) (Exhibit 10.31)

10.31*	Amendment Two (December 23, 2008) to the Cash America International, Inc. 2004 Long-Term Incentive Plan.

10.32*	Cash America International, Inc. Supplemental Executive Retirement Plan, as amended and restated effective January 1, 2009.

10.33*	Cash America International, Inc. Nonqualified Savings Plan, as amended and restated effective January 1, 2009.

10.34*	First Amendment to the Cash America International, Inc. Senior Executive Bonus Plan dated January 28, 2009.

10.35	Cash America International, Inc. Severance Pay Plan For Executives dated December 31, 2008. (z) (Exhibit 10.1)

10.36	Executive Change-in-Control Severance Agreement dated October 23, 2008 between the Company and Timothy S. Ho. (x) (Exhibit 10.1)

14	Code of Ethics. The Company’s Code of Business Conduct and Ethics may be accessed via the Company’s website at www.cashamerica.com.

21*	Subsidiaries of Cash America International, Inc.

23*	Consent of PricewaterhouseCoopers LLP.

31.1*	Certification of Chief Executive Officer.

31.2*	Certification of Chief Financial Officer.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith
(1)	Pursuant to 17 CFR 240.24b-2, portions of these exhibits have been omitted and have been filed separately with the Securities and Exchange Commission pursuant to a Confidential Treatment Application filed with the Commission.
Certain Exhibits are incorporated by reference to the Exhibits shown in parenthesis contained in the Company’s following filings with the Securities and Exchange Commission:
(a)	Registration Statement Form S-1, File No. 33-10752.

(b)	Amendment No. 1 to its Registration Statement on Form S-4, File No. 33-17275.

(c)	Annual Report on Form 10-K for the year ended December 31, 1990.

(d)	Annual Report on Form 10-K for the year ended December 31, 1992.

(e)	Annual Report on Form 10-K for the year ended December 31, 1993.

(f)	Post-Effective Amendment No. 1 to its Registration Statement on Form S-4, File No. 33-17275.

(g)	Current Report on Form 8-K dated August 15, 2002.

(h)	Annual Report on Form 10-K for the year ended December 31, 2003.

(i)	Current Report on Form 8-K dated September 13, 2004.

(j)	Annual Report on Form 10-K for the year ended December 31, 2004.

(k)	Annual Report on Form 10-K for the year ended December 31, 2005.

(l)	Current Report on Form 8-K dated July 10, 2006.

(m)	Current Report on Form 8-K dated September 21, 2006.

(n)	Current Report on Form 8-K dated December 22, 2006.

(o)	Annual Report on Form 10-K for the year ended December 31, 2006.

(p)	Current Report on Form 8-K dated March 22, 2007.

(q)	Quarterly Report on Form 10-Q for the quarter ended March 31, 2007

(r)	Current Report on Form 8-K dated September 25, 2007.

(s)	Annual Report on Form 10-K for the year ended December 31, 2007

(t)	Current report on Form 8-K dated March 5, 2008.

(u)	Current report on Form 8-K dated May 6, 2008.

(v)	Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.

(w)	Current report on Form 8-K dated July 7, 2008.

(x)	Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.

(y)	Current report on Form 8-K dated December 17, 2008.

(z)	Current report on Form 8-K dated January 22, 2009.