Form 10-Q
period 2009-03-31
CASH AMERICA INTERNATIONAL INC
filed 2009-05-04
CIK 807884

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
     (Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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
Yes ☑     No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐     No ☐
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
Yes ☐     No ☑
APPLICABLE ONLY TO CORPORATE ISSUERS:
29,538,184 of the Registrants’ common shares, $.10 par value, were issued and outstanding as of April 14, 2009

CASH AMERICA INTERNATIONAL, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	March 31,		December 31,
	2009	2008	2008
	(Unaudited)
Assets

Current assets:
Cash and cash equivalents	$25,676	$22,637	$30,005
Pawn loans	148,147	124,775	168,747
Cash advances, net	75,880	74,179	83,850
Merchandise held for disposition, net	99,516	93,027	109,493
Finance and service charges receivable	28,709	24,496	33,063
Income taxes recoverable	—	—	2,606
Other receivables and prepaid expenses	19,028	17,944	15,480
Deferred tax assets	19,301	19,198	22,037

Total current assets	416,257	376,256	465,281
Property and equipment, net	186,622	168,586	185,887
Goodwill	489,779	347,434	494,192
Intangible assets, net	31,456	22,424	35,428
Other assets	5,498	5,185	5,722

Total assets	$1,129,612	$919,885	$1,186,510

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable and accrued expenses	$69,288	$60,921	$79,759
Accrued supplemental acquisition payment	7,700	63,213	47,064
Customer deposits	10,133	8,682	8,814
Income taxes currently payable	3,687	12,196	—
Current portion of long-term debt	18,714	8,500	15,810

Total current liabilities	109,522	153,512	151,447

Deferred tax liabilities	31,042	20,482	27,575
Noncurrent income tax payable	2,968	—	3,050
Other liabilities	3,942	1,806	2,359
Long-term debt	380,902	224,970	422,344

Total liabilities	528,376	400,770	606,775

Stockholders’ equity:
Cash America International, Inc. equity:
Common stock, $.10 par value per share, 80,000,000 shares authorized, 30,235,164 shares issued	3,024	3,024	3,024
Additional paid-in capital	158,216	162,240	160,007
Retained earnings	463,131	387,970	440,252
Accumulated other comprehensive loss	(6,107)	(1)	(3,964)
Treasury shares, at cost (753,207 shares, 1,161,482 shares and 818,772 shares at March 31, 2009 and 2008, and at December 31, 2008, respectively)	(21,919)	(34,118)	(24,278)

Total Cash America International, Inc. stockholders’ equity	596,345	519,115	575,041
Noncontrolling interest	4,891	—	4,694

Total stockholders’ equity	601,236	519,115	579,735

Total liabilities and stockholders’ equity	$1,129,612	$919,885	$1,186,510

See notes to consolidated financial statements.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	Three Months Ended
	March 31,
	2009	2008
	(Unaudited)
Revenue
Finance and service charges	$52,959	$43,421
Proceeds from disposition of merchandise	129,760	116,583
Cash advance fees	80,308	85,460
Check cashing fees, royalties and other	5,065	5,470

Total Revenue	268,092	250,934
Cost of Revenue
Disposed merchandise	82,502	71,516

Net Revenue	185,590	179,418

Expenses
Operations	85,531	80,725
Cash advance loss provision	24,774	27,134
Administration	21,465	17,956
Depreciation and amortization	10,341	9,131

Total Expenses	142,111	134,946

Income from Operations	43,479	44,472
Interest expense	(5,069)	(3,509)
Interest income	15	31
Foreign currency transaction loss	(136)	(4)

Income before Income Taxes	38,289	40,990
Provision for income taxes	14,063	15,179

Net Income	24,226	25,811
Less: Net income attributable to the noncontrolling interest	(315)	—

Net Income Attributable to Cash America International, Inc.	$23,911	$25,811

Earnings Per Share:
Net Income attributable to Cash America International, Inc. common stockholders:
Basic	$0.80	$0.88
Diluted	$0.79	$0.86
Weighted average common shares outstanding:
Basic	29,770	29,376
Diluted	30,419	29,995
Dividends declared per common share	$0.035	$0.035
See notes to consolidated financial statements

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	March 31,
	2009		2008
	Shares	Amounts	Shares	Amounts
	(Unaudited)
Common stock
Balance at end of period	30,235,164	$3,024	30,235,164	$3,024

Additional paid-in capital
Balance at beginning of year		160,007		163,581
Shares issued under stock based plans		(2,288)		(2,362)
Stock-based compensation expense		748		950
Income tax benefit from stock based compensation		(251)		71

Balance at end of period		158,216		162,240

Retained earnings
Balance at beginning of year		440,252		363,180
Net income attributable to Cash America International, Inc.		23,911		25,811
Dividends declared		(1,032)		(1,021)

Balance at end of period		463,131		387,970

Accumulated other comprehensive (loss) income
Balance at beginning of year		(3,964)		16
Unrealized derivatives loss		(15)		(14)
Foreign currency translation loss, net of taxes		(2,128)		(3)

Balance at end of period		(6,107)		(1)

Treasury shares, at cost
Balance at beginning of year	(818,772)	(24,278)	(1,136,203)	(33,199)
Purchases of treasury shares	(14,110)	(43)	(112,281)	(3,511)
Shares issued under stock based plans	79,675	2,402	87,002	2,592

Balance at end of period	(753,207)	(21,919)	(1,161,482)	(34,118)

Total Cash America International, Inc. stockholders’ equity		596,345		519,115

Noncontrolling interests
Balance at beginning of year		4,694		—
Income from noncontrolling interests		315		—
Foreign currency translation loss, net of taxes		(118)		—

Balance at end of period		4,891		—

Total stockholders’ equity		$601,236		$519,115

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Three Months Ended
	March 31,
	2009	2008
	(Unaudited)
Net income	$24,226	$25,811
Other comprehensive loss, net of tax:
Unrealized derivatives loss (1)	(15)	(14)
Foreign currency translation loss (2)	(2,246)	(3)

Total other comprehensive loss, net of tax	(2,261)	(17)

Comprehensive income	$21,965	$25,794
Comprehensive income attributable to the noncontrolling interest	(197)	—

Comprehensive Income attributable to Cash America International, Inc.	$21,768	$25,794

(1)	Net of tax benefit of $8 and $8 for the three months ended March 31, 2009 and 2008, respectively.

(2)	Net of tax (provision)/benefit of $(5) and $2 for the three months ended March 31, 2009 and 2008, respectively.
See notes to consolidated financial statements

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended
	March 31,
	2009	2008
	(Unaudited)
Cash Flows from Operating Activities
Net Income	$24,226	$25,811
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,341	9,131
Cash advance loss provision	24,774	27,134
Loss of disposal of property and equipment	465	—
Stock-based compensation	748	950
Foreign currency transaction loss	136	4
Changes in operating assets and liabilities —
Merchandise held for disposition	(511)	(462)
Finance and service charges receivable	5,154	1,891
Prepaid expenses and other assets	(4,049)	(3,586)
Accounts payable and accrued expenses	(7,432)	(4,505)
Customer deposits, net	1,327	826
Current income taxes	6,086	8,512
Excess income tax benefit from stock-based compensation	—	(71)
Deferred income taxes, net	6,141	2,912

Net cash provided by operating activities	67,406	68,547

Cash Flows from Investing Activities
Pawn loans made	(133,788)	(109,370)
Pawn loans repaid	98,036	69,971
Principal recovered through dispositions of forfeited loans	66,414	57,512
Cash advances made, assigned or purchased	(294,848)	(270,576)
Cash advances repaid	276,581	258,147
Acquisitions, net of cash acquired	(34,779)	—
Purchases of property and equipment	(9,946)	(14,965)
Proceeds from property insurance	150	333

Net cash used by investing activities	(32,180)	(8,948)

Cash Flows from Financing Activities
Net repayments under bank lines of credit	(38,538)	(55,307)
Net proceeds from re-issuance of treasury shares	114	—
Loan costs paid	(29)	(146)
Proceeds from exercise of stock options	—	230
Excess income tax benefit from stock-based compensation	—	71
Treasury shares purchased	(43)	(3,511)
Dividends paid	(1,032)	(1,021)

Net cash used by financing activities	(39,528)	(59,684)

Effect of exchange rates on cash	(27)	(3)

Net decrease in cash and cash equivalents	(4,329)	(88)
Cash and cash equivalents at beginning of year	30,005	22,725

Cash and cash equivalents at end of period	$25,676	$22,637

Supplemental Disclosures
Non-cash investing and financing activities —
Pawn loans forfeited and transferred to merchandise held for disposition	$55,926	$51,943
Pawn loans renewed	$26,140	$22,611
Cash advances renewed	$76,271	$78,710
See notes to consolidated financial statements.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.	Significant Accounting Policies
Basis of Presentation
     The consolidated financial statements include the accounts of Cash America International, Inc. and its majority-owned subsidiaries (the “Company”). All significant intercompany accounts and transactions have been eliminated in consolidation. The Company has a contractual relationship with a third party entity, Huminal, S.A. de C.V., a Mexican sociedad anónima de capital variable (“Huminal”), to compensate and maintain the labor force of its Mexico pawn operations, Prenda Fácil. The Company has no ownership interest in Huminal; however, Prenda Fácil qualifies as the primary beneficiary of Huminal in accordance with FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities” (“FIN 46(R)”). Therefore, in accordance with FIN 46(R), the results and balances of Huminal are included in the consolidated financial statements of the Company and 100% of their results and balances are eliminated through the “Net income attributable to noncontrolling interests” line item in the Company’s Consolidated Statements of Income.
     The financial statements as of March 31, 2009 and 2008 and for the three-month period then ended are unaudited but, in management’s opinion, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for such interim periods. Operating results for the three-month period are not necessarily indicative of the results that may be expected for the full fiscal year.
     Certain amounts in the consolidated financial statements for the three months ended March 31, 2008 have been reclassified to conform to the presentation format adopted in 2009. These reclassifications have no effect on the net income previously reported.
     These financial statements and related notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
Foreign Currency Translations
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
Revenue Recognition
Pawn Lending • Pawn loans are made on the pledge of tangible personal property. In the Company’s U.S. pawn business, it accrues finance and service charges revenue only on those pawn loans that it deems collectible based on historical loan redemption statistics. Pawn loans written during each calendar month are aggregated and tracked for performance. The gathering of this empirical data allows the Company to analyze the characteristics of its outstanding pawn loan portfolio and estimate the probability of collection of finance and service charges. For loans not repaid, the carrying value of the forfeited collateral (“merchandise held for disposition”) is stated at the lower of cost (cash amount loaned) or market. Revenue is recognized at the time that merchandise is sold. Interim customer payments for layaway sales are recorded as customer deposits and subsequently recognized as revenue during the period in which the final payment is received.
     In the Company’s foreign pawn loan business, service charges are accrued ratably over the four week term of the loan and up to an additional two week grace period for loans not redeemed prior to maturity. At the expiration of the grace period, the collateral underlying unredeemed loans are sold with the proceeds applied against the outstanding loan balance and accrued service charges. If the proceeds are less than the outstanding loan balance and accrued service charges, a loss is recorded for the difference at the time the collateral is sold.
Cash Advances • Cash advances provide customers with cash in exchange for a promissory note or other repayment agreement supported, in most cases, by that customer’s personal check or authorization to debit

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     The Company aggregates and tracks cash advances written during each calendar month to develop a performance history. The Company stratifies the outstanding combined portfolio by age, delinquency, and stage of collection when assessing the adequacy of the allowance for losses. It uses historical collection performance adjusted for recent portfolio performance trends to develop the expected loss rates used to establish either the allowance or accrual. Increases in either the allowance or accrual are created by recording a cash advance loss provision in the consolidated statements of income. The Company charges off all cash advances once they have been in default for 60 days, or sooner if deemed uncollectible. Recoveries on losses previously charged to the allowance are credited to the allowance when collected.
     The Company’s online distribution channel periodically sells selected cash advances that have been previously charged off. Proceeds from these sales are recorded as recoveries on losses previously charged to the allowance for losses.
     The allowance deducted from the carrying value of cash advances was $17.3 million and $20.8 million at March 31, 2009 and 2008, respectively. The accrual for losses on third-party lender-owned cash advances was $1.5 million and $2.0 million at March 31, 2009 and 2008, respectively. See Note 3.
Goodwill and Other Intangible Assets
     SFAS No. 142, “Goodwill and Other Intangible Assets,” became effective January 1, 2002, and, as a result, the Company discontinued the amortization of goodwill as of that date. In lieu of amortization, the Company is required to perform an impairment review of goodwill at least annually. The Company completed its reviews during 2008. Based on the results of these tests, management determined that there was no impairment as the respective fair values of each of the Company’s reporting units exceeded their respective carrying amounts.
     The Company amortizes intangible assets with an estimable life on the basis of their expected periods of benefit, generally three to ten years. The costs of start-up activities and organization costs are charged to expense as incurred.
Recent Accounting Pronouncements
     In September 2006, FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value to be the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date and emphasizes that fair value is a market-based measurement, not an entity-specific measurement. It establishes a fair value hierarchy and expands disclosures about fair value measurements in both interim and annual periods. SFAS 157 was effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. In February 2008, FASB issued FASB Staff Position (“FSP”) FAS 157-2, “Effective Date of FASB Statement No. 157,” which delayed the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed in the financial statements on a nonrecurring basis. The FSP partially deferred the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. The Company adopted the provisions of SFAS 157 for its financial assets and financial liabilities on January 1, 2008. In accordance with FSP FAS 157-2, beginning January 1, 2009, the Company has applied the provisions of SFAS 157 to its nonfinancial assets and nonfinancial liabilities. The adoption of SFAS 157 for financial assets and financial liabilities did not have a material impact on the Company’s financial position or results of operations and did not materially impact how the Company determines fair value, but has resulted in certain additional disclosures. See Note 8.
     In October 2008, the FASB issued FSP No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active,” (“FSP FAS 157-3”) which clarifies the application of SFAS 157 as it relates to the valuation of financial assets in a market that is not active for those financial assets. FSP FAS 157-3 became effective for the Company upon issuance and had no material impact on the Company’s financial position or results of operations and did not materially affect how the Company determines fair value, but has resulted in certain additional disclosures (see Note 8 of the notes to the consolidated financial statements).
     In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 clarifies that a noncontrolling interest in a subsidiary, which is sometimes referred to

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
as an unconsolidated investment, is an ownership interest in the consolidated entity that should be reported as a component of equity in the consolidated financial statements. Among other requirements, SFAS 160 requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. SFAS 160 was effective for fiscal years beginning on or after December 15, 2008. The Company has adopted SFAS 160 as of January 1, 2009 for disclosures relating to its 80% interest in a chain of pawnshops operating under the name Prenda Fácil, which was acquired in December 2008. The adoption of SFAS 160 did not have a material impact on the Company’s financial position or results of operations.
     In December 2007, FASB issued SFAS No. 141, “Business Combinations — Revised” (“SFAS 141(R)”). SFAS 141(R) establishes principles and requirements for how an acquirer in a business combination (1) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (2) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase price; and (3) determines what information to disclose to enable users of the consolidated financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company has adopted SFAS 141(R) as of January 1, 2009. In the past, the Company has completed significant acquisitions. The application of SFAS 141(R) will cause management to evaluate future transaction returns under different conditions, particularly related to the near-term and long-term economic impact of expensing transaction costs.
     In March 2008, FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 requires enhanced disclosures concerning (1) the manner in which an entity uses derivatives (and the reasons it uses them), (2) the manner in which derivatives and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) and interpretations thereof, and (3) the effects that derivatives and related hedged items have on an entity’s financial position, financial performance, and cash flows. The standard is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company has adopted SFAS 161 as of January 1, 2009. The adoption of SFAS 161 did not have a material impact on the Company’s financial position or results of operations. See Note 9.
     In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets,” (“FSP FAS 142-3”) which amends the list of factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under SFAS No. 142, “Goodwill and Other Intangible Assets.” The guidance applies to (1) intangible assets that are acquired individually or with a group of other assets and (2) intangible assets acquired in both business combinations and asset acquisitions. Under FSP FAS 142-3, entities estimating the useful life of a recognized intangible asset must consider their historical experience in renewing or extending similar arrangements or, in the absence of historical experience, must consider assumptions that market participants would use about renewal or extension. The standard is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company has adopted FSP FAS 142-3 as of January 1, 2009. The adoption of FSP 142-3 did not have a material impact on the Company’s financial position or results of operations.
     In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” (“FSP FAS 107-1”), which requires disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements. FSP FAS 107-1 also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
summarized financial information at interim reporting periods. This standard is effective for interim reporting periods ending after June 15, 2009. The Company will adopt this standard on June 30, 2009. The Company does not expect FSP FAS 107-1 to have a material impact on the Company’s financial position or results of operations.
     In April 2009, the FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” which provides additional guidance for estimating fair value in accordance with SFAS 157, “Fair Value Measurements,” when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. This issue is effective for reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company will adopt this standard on June 30, 2009. The Company does not expect the adoption of FSP FAS 157-4 to have a material impact on its financial position or results of operations.
     Also in April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2 and FAS 124-2”), which amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This guidance is effective for interim reporting periods ending after June 15, 2009. The Company will adopt this standard on June 30, 2009. The Company does not expect the adoption of FSP FAS 115-2 or FAS 124-2 to have a material impact on its financial position or results of operations.
2.	Acquisitions
Prenda Fácil
     Pursuant to its business strategy of expanding its reach into new markets, the Company, through its wholly-owned subsidiary, Cash America of Mexico, Inc., on December 16, 2008, completed the acquisition of 80% of the outstanding stock of Creazione Estilo, S.A. de C.V., SOFOM, E.N.R., a Mexican sociedad anónima de capital variable, sociedad financiera de objeto múltiple, entidad no regulada (“Creazione”), which, as of March 31, 2009, operates a chain of 127 pawnshops in Mexico under the name “Prenda Fácil.” The Company paid an aggregate initial consideration of $90.5 million, net of cash acquired, of which $82.6 million was paid in cash, including acquisition costs of approximately $3.4 million. The remainder of the initial consideration was paid in the form of 391,236 shares of the Company’s common stock with a fair value of $7.9 million as of the closing date. The Company also agreed to pay a supplemental earn-out payment in an amount based on a five times multiple of the consolidated earnings of Creazione’s business as specifically defined in the Stock Purchase Agreement (generally Creazione’s earnings before interest, income taxes, depreciation and amortization expenses) for the twelve-month period ending June 30, 2011, reduced by amounts previously paid. If the calculation of the supplemental payment produces an amount that is zero or less, there would be no supplemental payment. This supplemental payment is expected to be paid in cash on or before August 15, 2011. Management expects that this payment will be accounted for as goodwill. The activities of Creazione are included in the results of the Company’s pawn lending segment.
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

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     During the three months ended March 31, 2009, the Company acquired one pawnshop in Mexico for approximately $33,000.
Primary Innovations, LLC
     Pursuant to its business strategy of expanding its reach into new markets, the Company, through its wholly-owned subsidiary, Primary Cash Holdings, LLC (now known as Primary Innovations, LLC, or “PI”), on July 23, 2008, purchased substantially all the assets of Primary Business Services, Inc., Primary Finance, Inc., Primary Processing, Inc. and Primary Members Insurance Services, Inc. (collectively, “PBSI”), a group of companies in the business of, among other things, providing loan processing services for, and participating in receivables associated with, a bank issued line of credit made available by the bank on certain stored-value debit cards the bank issues. The Company paid approximately $5.6 million in cash, of which approximately $4.9 million was used to repay a loan that the Company had made to PBSI, and transaction costs of approximately $0.3 million. The Company also agreed to pay up to eight supplemental earn-out payments during the four-year period after the closing. The amount of each supplemental payment is to be based on a multiple of 3.5 times the consolidated earnings attributable to PI’s business for a specified period (generally 12 months) preceding each scheduled supplemental payment, reduced by amounts previously paid. All of these supplemental payments will be accounted for as goodwill. The first supplemental payment of $2.7 million was made on April 1, 2009. This amount had been accrued to “Accrued supplemental acquisition payment” in the Company’s consolidated balance sheet as of March 31, 2009. The activities of PI are included in the results of the Company’s cash advance segment.
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
     The Company also agreed to pay up to five supplemental earn-out payments during the two-year period after the closing. The amount of each supplemental payment was based on a multiple of earnings attributable to CashNetUSA’s business as defined in the purchase agreement, for the twelve months preceding the date of determining each scheduled supplemental payment. All of these supplemental payments were accounted for as goodwill. Pursuant to the terms of the purchase agreement with TCG, the September 30, 2008 measurement date was calculated at 5.0 times trailing twelve month earnings reduced by all past payments. On October 31, 2008, the Company and TCG amended the underlying purchase agreement to provide that the Company would pay 50%, or $34.7 million, of the November 2008 payment in cash and would defer payment of the remainder, or $34.7 million, until March 31, 2009, with a deferral fee of $2.2 million. On March 31, 2009 the Company paid the $34.7 million plus the associated portion of the deferral fee of $1.3 million. The deferral fee was recorded as interest expense. As of March 31, 2009, the Company has accrued approximately $5.0 million to “Accrued supplemental acquisition payment” in the Company’s consolidated balance sheet for a final true up payment to be paid to TCG to reflect amounts collected between October 1, 2008 and March 31, 2009 on loans that had been fully reserved in its allowance for loan losses on or before September 30, 2008, less the costs of collecting on such loans. The $5.0 million payment was made on April 27, 2009; it was the final payment related to this transaction and results in a final purchase price of $255.2 million.

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
     The Company provides services in connection with single payment cash advances originated by independent third-party lenders, whereby the Company acts as a credit services organization on behalf of consumers in accordance with applicable state laws (the “CSO program”). The CSO program includes arranging loans with independent third-party lenders, assisting in the preparation of loan applications and loan documents, and accepting loan payments. To assist the customer in obtaining a loan through the CSO program, the Company also, as part of the credit services it provides to the customer, guarantees, on behalf of the customer, the customer’s payment obligations to the third-party lender under the loan. A customer who obtains a loan through the CSO program pays the Company a fee for the credit services, including the guaranty, and enters into a contract with the Company governing the credit services arrangement. Losses on cash advances acquired by the Company as a result of its guaranty obligations are the responsibility of the Company. In July 2008, the Company discontinued offering the CSO program to customers in Florida and began underwriting its own loans pursuant to the Florida deferred presentment statute. As of March 31, 2009, the CSO program was offered in Texas and Maryland.
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
     During the second quarter of 2008, the Company announced the potential closure of many of its cash advance locations in Ohio due to legislation adopted by the Ohio legislature in May 2008 that made

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
changes to the statutes governing the Ohio cash advance product. In June 2008, the Governor of Ohio signed the new legislation into law. This new law capped the annual percentage rate, as defined in the statute on payday loans in Ohio at 28%, which significantly reduced the revenue and profitability of that product in Ohio, effectively eliminating the Company’s ability to offer that particular product in Ohio. When the new law became effective in the fourth quarter of 2008, the Company’s online business and its Ohio storefronts, including the remaining Ohio Cashland locations, began offering customers short-term unsecured loans governed by the Ohio Second Mortgage Loan statute, and most of the remaining Ohio Cashland locations also began offering gold buying services. Additionally, during the first quarter of 2009, some of Cashland’s Ohio locations began offering pawn loans collateralized by jewelry. During the fourth quarter of 2008, 24 of Cashland’s Ohio locations were combined or closed.
     Cash advances outstanding at March 31, 2009 and 2008, were as follows (in thousands):

	March 31,
	2009	2008
Funded by the Company
Active cash advances and fees receivable	$64,362	$63,952
Cash advances and fees in collection	15,075	21,104

Total Funded by the Company	79,437	85,056
Purchased by the Company from third-party lenders	13,721	9,938

Company-owned cash advances and fees receivable, gross	93,158	94,994
Less: Allowance for losses	17,278	20,815

Cash advances and fees receivable, net	$75,880	$74,179

     Changes in the allowance for losses for the Company-owned portfolio and the accrued loss for third-party lender-owned portfolios during the three months ended March 31, 2009, and 2008 were as follows (in thousands):

	Three months ended
	March 31,
	2009	2008
Allowance for losses for Company-owned cash advances
Balance at beginning of period	$21,495	$25,676
Cash advance loss provision	25,387	26,974
Charge-offs	(34,926)	(40,822)
Recoveries	5,322	8,987

Balance at end of period	$17,278	$20,815

Accrual for third-party lender-owned cash advances
Balance at beginning of period	$2,135	$1,828
(Decrease) increase in loss provision	(613)	160

Balance at end of period	$1,522	$1,988

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
4. Earnings Per Share Computation
     The following table sets forth the reconciliation of numerators and denominators for the basic and diluted earnings per share computation for the three months ended March 31, 2009 and 2008 (in thousands, except per share amounts):

	Three months ended
	March 31,
	2009	2008
Numerator:
Net income attributable to Cash America International, Inc.	$23,911	$25,811

Denominator:
Total weighted average basic shares(1)	29,770	29,376
Effect of shares applicable to stock option plans	225	334
Effect of restricted stock unit compensation plans	424	285

Total weighted average diluted shares	30,419	29,995

Net income — basic	$0.80	$0.88

Net income — diluted	$0.79	$0.86

(1)	Included in “Total weighted average basic shares” are vested restricted stock units of 257 as well as shares in a non-qualified savings plan of 202 for the three months ended March 31, 2009 and 2008, respectively.
5.	Long-Term Debt
     The Company’s long-term debt instruments and balances outstanding at March 31, 2009 and 2008, were as follows (in thousands):

	March 31,
	2009	2008
USD line of credit up to $300,000 due 2012	$235,942	$116,470
GBP line of credit up to £7,500 due 2009	7,174	—
6.21% senior unsecured notes due 2021	25,000	25,000
6.09% senior unsecured notes due 2016	35,000	35,000
6.12% senior unsecured notes due 2012	40,000	40,000
7.20% senior unsecured notes due 2009	8,500	17,000
$38 million term senior unsecured note due 2012	38,000	—
$10 million term senior unsecured note due 2012	10,000	—

Total debt	399,616	233,470
Less current portion	18,714	8,500

Total long-term debt	$380,902	$224,970

     In March 2007, the Company amended its domestic line of credit (the “USD Line of Credit”) to extend the final maturity by two years, to March 2012. The amended credit agreement also contained a provision for the ratable $50.0 million increase in the committed amounts, up to $300.0 million, upon the Company’s request and approval by the lenders. On February 29, 2008, the Company exercised this provision and increased the line of credit amount to $300.0 million through maturity. Interest on the amended line of credit is charged, at the Company’s option, at either USD LIBOR plus a margin or at the agent’s base rate. The margin on the line of credit varies from 0.875% to 1.875% (1.375% at March 31, 2009), depending on the Company’s cash flow leverage ratios as defined in the amended agreement. The

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Company also pays a fee on the unused portion ranging from 0.25% to 0.30% (0.25% at March 31, 2009) based on the Company’s cash flow leverage ratios. The weighted average interest rate (including margin) on the line of credit at March 31, 2009 was 1.96%.
     At March 31, 2009 and 2008, borrowings under the Company’s USD Line of Credit consisted of three pricing tranches with conclusion dates ranging from 1 to 30 days, respectively. However, pursuant to the bank line of credit agreement which expires in 2012, the Company routinely refinances these borrowings within its long-term facility. Therefore, these borrowings are reported as part of the line of credit and as long-term debt.
     In June 2008, the Company established a credit facility with a group of banks to permit the issuance of up to $12.8 million in letters of credit. Fees payable for letters of credit are tied to the LIBOR margin consistent with the Company’s line of credit agreement. The Company pays a fee on the unused portion of the facility ranging from 0.25% to 0.30% (0.25% at March 31, 2009). As of March 31, 2009, there were $12.7 million in letters of credit issued under the facility.
     In December 2008, the Company issued $38.0 million of senior unsecured long-term notes, due in November 2012 pursuant to a Credit Agreement dated November 21, 2008. Interest is charged, at the Company’s option, at either LIBOR plus a margin of 3.50% or at the agent’s base rate plus a margin of 3.50%. The notes are payable in quarterly payments of $3.0 million beginning on March 31, 2010, with any outstanding principal due at maturity in November 2012. The notes may be prepaid at the Company’s option anytime after November 20, 2009 without penalty. Net proceeds received from the issuance of the notes were used for the Prenda Fácil acquisition. The weighted average interest rate (including margin) on the $38.0 million term notes at March 31, 2009 was 4.06%.
     In December 2008, the Company issued $10.0 million of senior unsecured long-term notes, due in November 2012 pursuant to a Credit Agreement dated December 5, 2008. Interest is charged, at the Company’s option, at either LIBOR plus a margin of 10.0% or at the agent’s base rate plus a margin of 10.0%. The notes are payable at maturity in November 2012 or may be prepaid at the Company’s option at any time without penalty. Net proceeds received from the issuance of the notes were used for the Prenda Fácil acquisition. The weighted average interest rate (including margin) on the $10.0 million term notes at March 31, 2009 was 10.56%.
     In May 2008, the Company established a line of credit facility (the “GBP Line of Credit”) of up to £7.5 million with a foreign commercial bank. The balance outstanding at March 31, 2009 was £5.0 million (approximately $7.2 million). Interest on the line of credit is charged, at the Company’s option, at either Pound Sterling LIBOR plus a margin or at the agent’s base rate. The margin on the line of credit varies from 1.10% to 1.575% (1.575% at March 31, 2009) based on the Company’s cash flow leverage ratios. The weighted average interest rate (including margin) on the line of credit at March 31, 2009 was 2.84%.
     On March 27, 2009, the Company entered into an interest rate cap agreement with a notional amount of $15.0 million of the Company’s outstanding floating rate line of credit for a term of 36 months at a fixed rate of 3.25%.
     Each of the Company’s credit facility agreements and senior unsecured notes require the Company to maintain certain financial ratios. The Company is in compliance with all covenants or other requirements set forth in its debt agreements.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
6. Operating Segment Information
     The Company has three reportable operating segments: pawn lending, cash advance and check cashing. The cash advance and check cashing segments are managed separately due to the different operational strategies required and, therefore, are reported as separate segments. The Company realigned its administrative activities during the current quarter to create more direct oversight of operations. For comparison purposes, all prior periods in the tables below have been revised to reflect this reclassification of expenses out of administrative expenses and into operations expenses. These revisions have not changed the consolidated performance of the Company for any period.
     Information concerning the operating segments is set forth below (in thousands):

	Pawn	Cash	Check
	Lending(1)	Advance (2)	Cashing	Consolidated
Three Months Ended March 31, 2009:
Revenue
Finance and service charges	$52,954	$5	$—	$52,959
Proceeds from disposition of merchandise	128,002	1,758	—	129,760
Cash advance fees	7,578	72,730	—	80,308
Check cashing fees, royalties and other	1,036	3,097	932	5,065

Total revenue	189,570	77,590	932	268,092
Cost of revenue — disposed merchandise	81,329	1,173	¯	82,502

Net revenue	108,241	76,417	932	185,590

Expenses
Operations	57,596	27,600	335	85,531
Cash advance loss provision	1,222	23,552	—	24,774
Administration	11,750	9,473	242	21,465
Depreciation and amortization	7,097	3,161	83	10,341

Total expenses	77,665	63,786	660	142,111

Income from operations	$30,576	$12,631	$272	$43,479

As of March 31, 2009:
Total assets	$708,295	$414,502	$6,815	$1,129,612

Goodwill	$205,214	$279,255	$5,310	$489,779

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Pawn	Cash	Check
	Lending(1)	Advance (2)	Cashing	Consolidated
Three Months Ended March 31, 2008:
Revenue
Finance and service charges	$43,421	$—	$—	$43,421
Proceeds from disposition of merchandise	116,583	—	—	116,583
Cash advance fees	9,285	76,175	—	85,460
Check cashing fees, royalties and other	1,013	3,437	1,020	5,470

Total revenue	170,302	79,612	1,020	250,934
Cost of revenue — disposed merchandise	71,516	—	—	71,516

Net revenue	98,786	79,612	1,020	179,418

Expenses
Operations	53,911	26,431	383	80,725
Cash advance loss provision	2,265	24,869	—	27,134
Administration	10,672	7,071	213	17,956
Depreciation and amortization	5,591	3,476	64	9,131

Total expenses	72,439	61,847	660	134,946

Income from operations	$26,347	$17,765	$360	$44,472

As of March 31, 2008:
Total assets	$581,817	$331,449	$6,619	$919,885

Goodwill	$143,556	$198,568	$5,310	$347,434

(1)	The Pawn Lending segment is comprised of the Company’s domestic pawn lending operations and its foreign pawn lending operations in Mexico operating under the name “Prenda Fácil”. The following table summarizes the results from each channel’s contributions to the Pawn Lending segment for the three months ended March 31, 2009 and 2008 (the average exchange rate of MXP to USD was 14.3752 for the three-month period):

			Total Pawn
	Domestic	Foreign	Lending
Three Months Ended March 31, 2009:
Revenue
Finance and service charges	$46,491	$6,463	$52,954
Proceeds from disposition of merchandise	128,002	—	128,002
Cash advance fees	7,578	—	7,578
Check cashing fees, royalties and other	967	69	1,036

Total revenue	183,038	6,532	189,570
Cost of revenue — disposed merchandise	81,329	—	81,329

Net revenue	101,709	6,532	108,241

Expenses
Operations	55,185	2,411	57,596
Cash advance loss provision	1,222	¯	1,222
Administration	10,270	1,480	11,750
Depreciation and amortization	6,269	828	7,097

Total expenses	72,946	4,719	77,665

Income from operations	$28,763	$1,813	$30,576

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

			Total Pawn
	Domestic	Foreign	Lending
Three Months Ended March 31, 2008:
Revenue
Finance and service charges	$43,421	$—	$43,421
Proceeds from disposition of merchandise	116,583	—	116,583
Cash advance fees	9,285	—	9,285
Check cashing fees, royalties and other	1,013	—	1,013

Total revenue	170,302	—	170,302
Cost of revenue — disposed merchandise	71,516	—	71,516

Net revenue	98,786	—	98,786

Expenses
Operations	53,911	—	53,911
Cash advance loss provision	2,265	—	2,265
Administration	10,672	—	10,672
Depreciation and amortization	5,591	—	5,591

Total expenses	72,439	—	72,439

Income from operations	$26,347	$—	$26,347

(2)	The Cash Advance segment is comprised of three distribution channels — a multi-unit “storefront” platform, an online, internet based lending platform, and a card services business. The following table summarizes the results from each channel’s contributions to the Cash Advance segment for the three months ended March 31, 2009 and 2008:

				Total
		Internet	Card	Cash
	Storefront	Lending	Services	Advance
Three Months Ended March 31, 2009:
Revenue
Finance and service charges	$5	$—	$—	$5
Proceeds from disposition of merchandise	1,758	—	—	1,758
Cash advance fees	19,134	51,756	1,840	72,730
Check cashing fees, royalties and other	2,887	208	2	3,097

Total revenue	23,784	51,964	1,842	77,590
Cost of revenue — disposed merchandise	1,173	—	—	1,173

Net revenue	22,611	51,964	1,842	76,417
Expenses
Operations	15,368	11,301	931	27,600
Cash advance loss provision	2,662	20,152	738	23,552
Administration	2,119	7,257	97	9,473
Depreciation and amortization	1,435	1,610	116	3,161

Total expenses	21,584	40,320	1,882	63,786

Income from operations	$1,027	$11,644	$(40)	$12,631

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

				Total
		Internet	Card	Cash
	Storefront	Lending	Services	Advance
Three Months Ended March 31, 2008:
Revenue
Cash advance fees	$28,693	$47,482	$—	$76,175
Check cashing fees, royalties and other	3,437	—	—	3,437

Total revenue	32,130	47,482	—	79,612

Expenses
Operations	16,881	9,550	—	26,431
Cash advance loss provision	4,346	20,523	—	24,869
Administration	2,402	4,669	—	7,071
Depreciation and amortization	2,425	1,051	—	3,476

Total expenses	26,054	35,793	—	61,847

Income from operations	$6,076	$11,689	$—	$17,765

7. Litigation
     On August 6, 2004, James E. Strong filed a purported class action lawsuit in the State Court of Cobb County, Georgia against Georgia Cash America, Inc., Cash America International, Inc. (together with Georgia Cash America, Inc., “Cash America”), Daniel R. Feehan, and several unnamed officers, directors, owners and “stakeholders” of Cash America. The lawsuit alleges many different causes of action, among the most significant of which is that Cash America made illegal payday loans in Georgia in violation of Georgia’s usury law, the Georgia Industrial Loan Act and Georgia’s Racketeer Influenced and Corrupt Organizations Act. Community State Bank (“CSB”) for some time made loans to Georgia residents through Cash America’s Georgia operating locations. The complaint in this lawsuit claims that Cash America was the true lender with respect to the loans made to Georgia borrowers and that CSB’s involvement in the process is “a mere subterfuge.” Based on this claim, the suit alleges that Cash America is the “de facto” lender and is illegally operating in Georgia. The complaint seeks unspecified compensatory damages, attorney’s fees, punitive damages and the trebling of any compensatory damages. A previous decision by the trial judge to strike Cash America’s affirmative defenses based on arbitration (without ruling on Cash America’s previously filed motion to compel arbitration) was upheld by the Georgia Court of Appeals, and on September 24, 2007, the Georgia Supreme Court declined to review the decision. The case has been returned to the State Court of Cobb County, Georgia, where Cash America filed a motion requesting that the trial court rule on Cash America’s pending motion to compel arbitration and stay the State Court proceedings. The Court denied the motion to stay and ruled that the motion to compel arbitration was rendered moot after the Court struck Cash America’s affirmative defenses based on arbitration. The Georgia Supreme Court declined to review these orders and remanded the case to the State Court of Cobb County, Georgia where discovery relating to the propriety of class certification is underway. The State Court set a hearing on the propriety of class certification for October 13, 2009. The Court ordered that discovery directed at the merits of Plaintiff’s claims be stayed until the Court issues its written decision regarding class certification. Cash America believes that the Plaintiffs’ claims in this suit are without merit and is vigorously defending this lawsuit.
     Cash America and CSB also commenced a federal lawsuit in the U.S. District Court for the Northern District of Georgia seeking to compel Plaintiffs to arbitrate their claims against Cash America and CSB. The U.S. District Court dismissed the federal action for lack of subject matter jurisdiction, and Cash America and CSB appealed the dismissal of their complaint to the U.S. Court of Appeals for the 11th Circuit. The 11th Circuit issued a panel decision on April 27, 2007 reversing the district court’s dismissal of the action and remanding the action to the district court for a determination of the issue of the enforceability

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
of the parties’ arbitration agreements. Plaintiff requested the 11th Circuit to review this decision en banc and this request was granted. The en banc rehearing took place on February 26, 2008. The 11th Circuit stayed consideration of this matter pending the resolution of the United States Supreme Court case, Vaden v. Discover Bank. In March 2009, the United States Supreme Court determined, in Vaden v. Discover Bank, that the federal courts were able to compel arbitration of a state court action if the underlying issues involved a federal question. Following the United States Supreme Court ruling in Vaden v. Discover Bank, the 11th Circuit en banc court, without ruling on the case, remanded the case to the 11th Circuit panel for further consideration in light of the decision in Vaden. The Strong litigation is still at an early stage, and neither the likelihood of an unfavorable outcome nor the ultimate liability, if any, with respect to this litigation can be determined at this time.
     On July 26, 2008, the Pennsylvania Department of Banking (“PDOB”) issued a notice announcing a “change in policy,” effective February 1, 2009. The notice concluded that out-of-state lenders such as the Company were lending “in” Pennsylvania. Accordingly, the notice purported to subject such lenders to the licensing requirements of the Pennsylvania Consumer Discount Company Act (the “CDCA”), which sets the maximum permissible interest at a level well below the interest rate the Company charges on its online cash advance loans. On January 8, 2009, the Company brought suit against the PDOB in Pennsylvania Commonwealth Court, arguing that the notice was invalid because it was adopted in violation of applicable procedural requirements and because it conflicted with the plain language of the CDCA. As a part of these proceedings, the PDOB filed a counterclaim against the Company seeking a declaratory judgment that the Company’s online lending activities to Pennsylvania consumers is not authorized by Pennsylvania law, however, the PDOB represented that it “has no intent to pursue a retroactive financial remedy” against the Company or any similarly situated lender for loans made prior to the date of the ultimate decision in this case. After a hearing on the Company’s initial request for a preliminary injunction, the judge expressed the view that the matter should be heard by all the judges of the Commonwealth Court. A hearing on the merits of the Company’s claim against the PDOB was held before the entire Commonwealth Court on April 1, 2009. The Company does not expect a final decision in this case prior to the summer of 2009. However, there can be no assurance as to the timing of the decision or the ultimate decision on the merits.
     On March 5, 2009, Peter Alfeche filed a purported class action lawsuit in the United States District Court for the Eastern District of Pennsylvania against Cash America International, Inc., Cash America Net of Nevada, LLC, Cash America Net of Pennsylvania, LLC and Cash America of PA, LLC, d/b/a CashNetUSA.com (collectively, “CashNetUSA”). The lawsuit alleges, among other things, that CashNetUSA’s online payday lending activities in Pennsylvania were illegal and not in accordance with Pennsylvania usury law or the licensing requirements of the CDCA. The lawsuit also seeks declaratory judgment that several of CashNetUSA’s contractual provisions, including choice of law and arbitration provisions, are not authorized by Pennsylvania law. The complaint seeks unspecified compensatory damages, attorney’s fees and the trebling of any compensatory damages. The Alfeche litigation is still at an early stage, and neither the likelihood of an unfavorable outcome nor the ultimate liability, if any, with respect to this litigation can be determined at this time. CashNetUSA believes that the Plaintiffs’ claims in this suit are without merit and will vigorously defend this lawsuit.
     The Company is a defendant in certain lawsuits encountered in the ordinary course of its business. Certain of these matters are covered to an extent by insurance. In the opinion of management, the resolution of these matters will not have a material adverse effect on the Company’s financial position, results of operations or liquidity.
8. Fair Value Measurements
     The Company adopted the provisions of SFAS 157 on January 1, 2008 for financial assets and liabilities, and January 1, 2009 for nonfinancial assets that are recognized or

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
disclosed in the financial statements on a nonrecurring basis. The adoption of this pronouncement did not have a material effect on the Company’s financial position or results of operations. SFAS 157 defines fair value to be the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date and emphasizes that fair value is a market-based measurement, not an entity-specific measurement. It establishes a fair value hierarchy and expands disclosures about fair value measurements in both interim and annual periods. SFAS 157 enables the reader of the financial statements to assess the inputs used to develop fair value measurements by establishing a hierarchy for ranking the quality and reliability of the information used to determine fair values. SFAS 157 requires that assets and liabilities carried at fair value will be classified and disclosed in one of the following three categories:
Level 1: Quoted market prices in active markets for identical assets or liabilities.
Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data.
Level 3: Unobservable inputs that are not corroborated by market data.
     The Company’s financial assets that are measured at fair value on a recurring basis as of March 31, 2009 are as follows (in thousands):

	March 31,	Fair Value Measurements Using
	2009	Level 1	Level 2	Level 3
Financial assets:
Interest rate cap	$136	$—	$136	$—
Nonqualified savings plan assets	5,717	5,717	—	—

Total	$5,853	$5,717	$136	$—

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
9. Derivative Instruments
     The Company periodically uses derivative financial instruments, such as interest rate cap agreements, for the purpose of managing interest rate exposures that exist from ongoing business operations. On December 27, 2007, the Company entered into an interest rate cap agreement with a notional amount of $10.0 million of the Company’s outstanding floating rate line of credit for a term of 24 months at a fixed rate of 4.75%. On December 3, 2008, the Company entered into an interest rate cap agreement with a notional amount of $15.0 million of the Company’s outstanding floating rate line of credit for a term of 36 months at a fixed rate of 3.25%. On March 27, 2009, the Company entered into an interest rate cap agreement with a notional amount of $15.0 million of the Company’s outstanding floating rate line of credit for a term of 36 months at a fixed rate of 3.25%. These interest rate cap agreements have been determined to be perfectly effective cash flow hedges, pursuant to DIG Issue No. G20, “Assessing and Measuring the Effectiveness of a Purchased Option Used in a Cash Flow Hedge” at inception and on an ongoing basis. In June 2008, the Company entered into a line of credit facility of £7.5 million with a foreign commercial bank and designated the debt as a hedging instrument of the Company’s net investment in its subsidiary that offers cash advances to residents of the United Kingdom. For derivatives designated as cash flow hedges, the effective portions of changes in fair value of the derivative are reported in other comprehensive income and are subsequently reclassified into earnings when the hedged item affects earnings. The change in the fair value of the ineffective portion of the hedge, if any, will be recorded as income or expense. The fair values of the interest rate cap agreements and net investment hedge in foreign operations are included in “Other receivables and prepaid expenses” and “Notes payable”, respectively, of the accompanying consolidated balance sheets.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

		Amount of Gain or		Amount of Gain or
		(Loss) Recognized in		(Loss) Recognized in
		OCI on Derivative		Income on Derivative
Derivatives in SFAS 133		(Effective Portion)		(Ineffective Portion)
Cash Flow Hedging Relationships	Balance Sheet Location	2009	2008	2009	2008
Interest rate cap	Other receivables and prepaid expenses	$(15)	$(14)	$—	$—

Total		$(15)	$(14)	$—	$—

		Amount of Gain or		Amount of Gain or
		(Loss) Recognized in		(Loss) Recognized in
		OCI on Hedge		Income on Hedge
Non-derivative instrument in SFAS 133		(Effective Portion)		(Ineffective Portion)
Hedge of Net Investment in Foreign Operation	Balance Sheet Location	2009	2008	2009	2008
Hedge of net investment	Notes Payable	$(43)	$—	$—	$—

Total		$(43)	$—	$—	$—

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
GENERAL
     The Company provides specialty financial services to individuals. These services include secured non-recourse loans, commonly referred to as pawn loans, to individuals through its pawn lending operations, unsecured cash advances in selected lending locations and on behalf of independent third-party lenders in other locations, and check cashing and related financial services through many of its lending locations and through franchised and Company-owned check cashing centers. The pawn loan portfolio generates finance and service charges revenue. A related activity of the pawn lending operations is the disposition of collateral from unredeemed pawn loans and the Company liquidates a much smaller volume of merchandise purchased directly from customers. In addition, the Company offers online cash advances over the internet and arranges loans online on behalf of independent third-party lenders through its internet distribution platform. During 2008, the Company expanded its online offering of loan products to include longer term installment loans to consumers. In July 2007, the Company began offering short-term unsecured loans to customers who reside throughout the United Kingdom through its internet distribution platform. The Company’s cash advance segment also includes the activities of its wholly-owned subsidiary, Primary Innovations, LLC, which relate to the business of providing loan processing services for, and participating in, receivables associated with, a bank issued line of credit made available by the bank on certain stored-value debit cards the bank issues.
     As of March 31, 2009, the Company had 1,004 total locations offering products and services to its customers. The Company operates in three segments: pawn lending, cash advance and check cashing.
     As of March 31, 2009, the Company’s pawn lending operations consisted of 628 pawnshops, including 613 Company-owned units and 15 unconsolidated franchised units located in 22 and 17 states and other jurisdictions in the United States and Mexico, respectively. During the three-year period ended March 31, 2009, the Company acquired 136 operating units, established 22 locations, and combined or closed three locations for a net increase in owned pawn lending units of 155. In addition, it acquired or opened five franchise locations. Included in the operating unit additions is the December 16, 2008 acquisition by the Company of 80% of the outstanding stock of Creazione Estilo, S.A. de C.V., SOFOM, E.N.R., a Mexican sociedad anónima de capital variable, sociedad financiera de objeto múltiple, entidad no regulada (“Creazione”), which, as of March 31, 2009, operates a chain of 127 pawnshops in central and southern Mexico under the name “Prenda Fácil.”
     At March 31, 2009, the Company’s cash advance operations consisted of 248 cash advance locations in six states, its internet distribution channel and its card services business. The Company reduced the number of net cash advance locations by 38 over the last three years by closing or combining 61 locations while establishing 23 locations. CashNetUSA serves multiple markets through its internet distribution channel and had cash advances outstanding in 32 states and in the United Kingdom as of March 31, 2009. The card services business has processed cash advances on behalf of third-party lenders that were outstanding in 52 states and other jurisdications in the U.S. as of March 31, 2009.
     As of March 31, 2009, the Company’s check cashing operations consisted of 123 franchised and five company-owned check cashing centers in 16 states. For the three year period ended March 31, 2009, the Company established 15 locations and combined or closed 27 locations for a net decrease in check cashing locations of 12.

      RESULTS OF CONTINUING OPERATIONS
     The following table sets forth the components of the consolidated statements of income as a percentage of total revenue for the periods indicated.

	Three Months Ended
	March 31,
	2009	2008
Revenue
Finance and service charges	19.8%	17.3%
Proceeds from disposition of merchandise	48.4	46.5
Cash advance fees	30.0	34.0
Check cashing fees, royalties and other	1.8	2.2

Total Revenue	100.0	100.0
Cost of Revenue
Disposed merchandise	30.8	28.5

Net Revenue	69.2	71.5

Expenses
Operations	31.9	32.2
Cash advance loss provision	9.2	10.8
Administration	8.0	7.2
Depreciation and amortization	3.9	3.6

Total Expenses	53.0	53.8

Income from Operations	16.2	17.7
Interest expense	(1.8)	(1.4)
Interest income	—	—
Foreign currency transaction (loss) gain	(0.1)	—

Income before Income Taxes	14.3	16.3
Provision for income taxes	5.3	6.0

Net Income	9.0	10.3%
Less: Net income attributable to the noncontrolling interest	(0.1)	¯

Net Income Attributable to Cash America International, Inc.	8.9%	10.3%

     The following table sets forth certain selected consolidated financial and non-financial data as of March 31, 2009 and 2008, and for each of the three months then ended (dollars in thousands unless noted otherwise).

	Period Ended
	March 31,
	2009	2008
Location statistics

Pawn segment locations in operation (f) —
Beginning of period, owned	598	485
Acquired	1	—
Start-ups	14	—
Combined or closed	—	—

End of period, owned	613	485
Franchise locations at end of period (a)	15	14

Total pawnshop locations at end of period (a)(f)	628	499

Average number of owned pawnshop locations (a)(f)	605	485

Cash advance segment locations in operation (excludes online lending and card services) —
Beginning of period	248	304
Start-ups	—	—
Combined or closed	—	—

End of period	248	304

Average number of cash advance locations	248	304

Check cashing segment locations —
Company-owned locations at end of period	5	5
Franchised locations at end of period (a)	123	131

Total check cashing centers in operation at end of period (a)	128	136

Combined total of all locations at end of period (a)	1,004	939

Services offered by locations
Pawn lending —
Pawn lending segment:
Domestic	486	485
Foreign (f)	127	—
Franchise — domestic (a)	15	14

Combined pawn lending segment (f)	628	499
Cash advance segment — storefront operations	85	—

Total locations offering pawn lending (a) (f)	713	499

Cash advances —
Cash advance segment — storefront operations	248	304
Pawn lending segment —domestic	431	430

Total locations offering cash advances	679	734

Check cashing —
Check cashing segment
Company-owned locations	5	5
Franchised locations (a)	123	131

Total check cashing segment (a)	128	136
Cash advance segment — storefront operations	248	304
Pawn lending segment —domestic	369	387

Total locations offering check cashing (a)	745	827

(Continued on Next Page)

	Three Months Ended
	March 31,
	2009	2008
Market coverage

Market coverage for pawn lending segment at end of period
States in the U.S	22	22
Foreign countries (f)	1	—

Market coverage for cash advance segment at end of period
States and other jurisdictions in the U.S.
Storefront	7	7
Online	32	33
Card services	52	—
Foreign countries
Online	1	1

Pawn Lending Activities

Annualized yield on pawn loans —
Pawn lending segment:
Domestic	135.7%	135.0%
Foreign (f)	158.5	—
Combined pawn lending segment (f)	138.1	135.0
Cash advance segment — storefront operations	112.6	—
Combined annualized yield on pawn loans (f)	138.1%	135.0%

Amount of pawn loans written and renewed —
Pawn lending segment:
Domestic	$136,032	$131,981
Foreign (f)	23,809	—

Combined pawn lending segment (f)	$159,841	$131,981
Cash advance segment — storefront operations	72	—
Combined amount of pawn loans written and renewed (f)	$159,913	$131,981

Average pawn loan balance outstanding —
Pawn lending segment:
Domestic	$138,938	$129,349
Foreign (f)	16,541	—

Combined pawn lending segment (f)	$155,479	$129,349
Cash advance segment — storefront operations	18	—

Combined average pawn loan balance outstanding (f)	$155,497	$129,349

Ending pawn loan balance —
Pawn lending segment:
Domestic	$130,558	$124,775
Foreign (f)	17,518	—

Combined pawn lending segment (f)	$148,076	$124,775
Cash advance segment — storefront operations	71	—

Combined ending pawn loan balance per location offering pawn loans (f)	$148,147	$124,775

(Continued on Next Page)

	Three Months Ended
	March 31,
	2009	2008
Ending pawn loan balance per location offering pawn loans —
Pawn lending segment:
Domestic	$269	$257
Foreign (f)	$138	$—
Combined pawn lending segment (f)	$242	$257
Cash advance segment — storefront operations	$1	$—
Combined ending pawn loan balance per location offering pawn loans (f)	$212	$257

Average pawn loan amount at end of period (not in thousands) —
Pawn lending segment:
Domestic	$122	$117
Foreign (f)	$93	$—
Combined pawn lending segment (f)	$118	$117
Cash advance segment — storefront operations	$90	$—
Combined average pawn loan amount at end of period (f)	$118	$117

Disposition of merchandise — domestic —
Profit margin on disposition of merchandise
Pawn lending segment — domestic	36.5%	38.7%
Cash advance segment — storefront operations	33.2	—
Combined profit margin on disposition of merchandise	36.4%	38.7%

Disposition of merchandise — pawn lending segment — domestic —
Average annualized merchandise turnover	3.1x	3.0x
Average balance of merchandise held for disposition per average location in operation	$216	$199
Ending balance of merchandise held for disposition per location in operation	$205	$192
(Continued on Next Page)

	Three Months Ended
	March 31,
	2009	2008
Cash advance activities

Amount of cash advances written —
Funded by the Company
Cash advance segment
Storefront	$137,757	$153,062
Internet lending	157,709	159,921

Total cash advance segment	$295,466	$312,983
Pawn lending segment — domestic	13,880	13,947

Combined funded by the Company	$309,346	$326,930

Funded by third-party lenders (a) (b) (e)
Cash advance segment
Storefront	$20,114	$25,564
Internet lending	107,918	98,543
Card services (e)	19,787	—

Total cash advance segment	$147,819	$124,107
Pawn lending segment — domestic	30,764	37,996

Combined funded by third-party lenders (a) (b) (e)	$178,583	$162,103

Aggregate amount of cash advances written(a) (c) —
Cash advance segment
Storefront	$157,871	$178,626
Internet lending	265,627	258,464
Card services (e)	19,787	—

Total cash advance segment	$443,285	$437,090
Pawn lending segment — domestic	44,644	51,943

Combined aggregate amount of cash advances written(a) (c)	$487,929	$489,033

Number of cash advances written (not in thousands) —
Funded by the Company
Cash advance segment:
Storefront	309,849	418,597
Internet lending	390,023	389,416

Total cash advance segment	699,872	808,013
Pawn lending segment — domestic	41,835	45,146

Combined by the Company	741,707	853,159

Funded by third-party lenders (a) (b) (e)
Cash advance segment:
Storefront	33,978	45,709
Internet lending	146,576	148,947
Card services (e)	125,160	—

Total cash advance segment	305,714	194,656
Pawn lending segment — domestic	56,882	80,389

Combined by third-party lenders (a) (b) (e)	362,596	275,045

(Continued on Next Page)

	Three Months Ended
	March 31,
	2009	2008
Aggregate number of cash advances written (a) (c) —
Cash advance segment:
Storefront	343,827	464,306
Internet lending	536,599	538,363
Card services (e)	125,160	—

Total cash advance segment	1,005,586	1,002,669
Pawn lending segment — domestic	98,717	125,535

Combined aggregate number of cash advances written (a) (c)	1,104,303	1,128,204

Cash advance customer balances (gross) —
Owned by Company (d)
Cash advance segment:
Storefront	$31,066	$39,181
Internet lending	51,866	48,961
Card services (e)	4,740	—

Total cash advance segment	$87,672	$88,142
Pawn lending segment — domestic	5,486	6,852

Combined owned by Company (d) (e)	$93,158	$94,994

Owned by third-party lenders (a) (b (e)
Cash advance segment:
Storefront	$3,228	$4,114
Internet lending	19,649	18,567
Card services (e)	458	—

Total cash advance segment	$23,335	$22,681
Pawn lending segment — domestic	5,465	6,788

Combined owned by third-party lenders (a) (b) (e)	$28,800	$29,469

Aggregate cash advance customer balances (gross) (a)(c) —
Cash advance segment:
Storefront	$34,294	$43,295
Internet lending	71,515	67,528
Card services (e)	5,198	—

Total cash advance segment	$111,007	$110,823
Pawn lending segment — domestic	10,951	13,640

Combined aggregate cash advance customer balances (gross) (a)(c)	$121,958	$124,463

(Continued on Next Page)

	Three Months Ended
	March 31,
	2009	2008

Average amount per cash advance written (not in thousands) —
Funded by the Company
Cash advance segment
Storefront	$445	$366
Internet lending	$404	$411
Total cash advance segment	$422	$387
Pawn lending segment — domestic	$332	$309
Combined by the Company	$417	$383

Funded by third-party lenders (a) (b) (e)
Cash advance segment
Storefront	$592	$559
Internet lending	$736	$662
Card services (e)	$158	$—
Total cash advance segment	$484	$638
Pawn lending segment — domestic	$541	$473
Combined by third-party lenders (a) (b) (e)	$493	$589

Aggregate average amount per cash advance (a) (c) —
Cash advance segment
Storefront	$459	$385
Internet lending	$495	$480
Card services (e)	$158	$—
Total cash advance segment	$441	$436
Pawn lending segment — domestic	$452	$414
Combined aggregate average amount per cash advance (a) (c)	$442	$433

Check cashing

Face amount of checks cashed —
Company-owned locations:
Check cashing segment	$6,703	$7,673
Cash advance segment	62,139	65,789
Pawn lending segment	8,077	11,856

Combined company-owned locations	76,919	85,318
Franchised locations — check cashing segment (a)	323,898	362,137

Combined face amount of checks cashed (a)	$400,817	$447,455

(Continued on Next Page)

	Three Months Ended
	March 31,
	2009	2008

Fees collected from customers —
Company-owned locations:
Check cashing segment	$110	$123
Cash advance segment	1,592	2,016
Pawn lending segment	166	237

Combined company-owned locations	1,868	2,376
Franchised locations — check cashing segment (a)	4,816	5,370

Combined fees collected from customers (a)	$6,684	$7,746

Fees as a percentage of checks cashed —
Company-owned locations:
Check cashing segment	1.6%	1.6%
Cash advance segment	2.6	3.1
Pawn lending segment	2.1	2.0
Combined company-owned locations	2.4	2.8
Franchised locations — check cashing segment (a)	1.5	1.5
Combined fees as a percentage of checks cashed (a)	1.7%	1.7%

Average check cashed (not in thousands) —
Company-owned locations:
Check cashing segment	$461	$416
Cash advance segment	$691	$606
Pawn lending segment	$520	$557
Combined company-owned locations	$641	$575
Franchised locations — check cashing segment (a)	$544	$517
Combined average check cashed (a)	$560	$527

(a)	Non-generally accepted accounting principles accepted in the United States (“GAAP”) presentation. For informational purposes and to provide a greater understanding of the Company’s businesses. Management believes that information provided with this level of detail is meaningful and useful in understanding the activities and business metrics of the Company’s operations. The non-GAAP financial measure is provided immediately following its most comparable GAAP amount and can be reconciled to its most comparable GAAP amount through the presentation of the financial information above.

(b)	Cash advances written by third-party lenders that were arranged by the Company on behalf of the third-party lenders.

(c)	Includes (i) cash advances written by the Company, (ii) cash advances written by third-party lenders that were arranged by the Company on behalf of the third-party lenders, and (iii) cash advances described in footnote (e) below.

(d)	Amounts recorded in the Company’s consolidated financial statements.

(e)	Cash advances issued by a third-party lender utilizing the Company as a processor to process these cash advances under a line of credit offered on certain stored-value and payroll cards issued by such lender. The Company acquires a participation interest in the cash advance receivables generated through this program. Cash advance fees associated with the Company’s card services activities include revenue from the Company’s participation interest in the receivables generated by the third party lender, as well as marketing, processing and other miscellaneous fee income. (Note: the Company did not commence business in the card services distribution channel until the third quarter of 2008).

(f)	Includes Prenda Fácil locations, in which the Company owns an 80% interest.

CRITICAL ACCOUNTING POLICIES
          There have been no changes of critical accounting policies since December 31, 2008. For additional information on critical accounting policies, see Note 1 of Notes to Consolidated Financial Statements.
RECENT ACCOUNTING PRONOUNCEMENTS
     In September 2006, FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value to be the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date and emphasizes that fair value is a market-based measurement, not an entity-specific measurement. It establishes a fair value hierarchy and expands disclosures about fair value measurements in both interim and annual periods. SFAS 157 was effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. In February 2008, FASB issued FASB Staff Position (“FSP”) FAS 157-2, “Effective Date of FASB Statement No. 157,” which delayed the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed in the financial statements on a nonrecurring basis. The FSP partially deferred the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. The Company adopted the provisions of SFAS 157 for its financial assets and financial liabilities on January 1, 2008. In accordance with FSP FAS 157-2, beginning January 1, 2009, the Company has applied the provisions of SFAS 157 to its nonfinancial assets and nonfinancial liabilities. The adoption of SFAS 157 for financial assets and financial liabilities did not have a material impact on the Company’s financial position or results of operations and did not materially impact how the Company determines fair value, but has resulted in certain additional disclosures (see Note 8 of the notes to the consolidated financial statements).
          In October 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active,” (“FSP FAS 157-3”) which clarifies the application of SFAS 157 as it relates to the valuation of financial assets in a market that is not active for those financial assets. FSP FAS 157-3 became effective for the Company upon issuance and had no material impact on the Company’s financial position or results of operations.
          In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 clarifies that a noncontrolling interest in a subsidiary, which is sometimes referred to as an unconsolidated investment, is an ownership interest in the consolidated entity that should be reported as a component of equity in the consolidated financial statements. Among other requirements, SFAS 160 requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. SFAS 160 was effective for fiscal years beginning on or after December 15, 2008. The Company has adopted SFAS 160 as of January 1, 2009 for disclosures relating to its 80% interest in a chain of pawnshops operating under the name Prenda Fácil, which was acquired in December 2008. The adoption of SFAS 160 did not have a material effect on the Company’s financial position or results of operations.
          In December 2007, FASB issued SFAS No. 141, “Business Combinations — Revised” (“SFAS 141(R)”). SFAS 141(R) establishes principles and requirements for how an acquirer in a business combination (1) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (2) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase price; and (3) determines what information to disclose to enable users of the consolidated financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company has adopted SFAS 141(R) as of January 1, 2009. The application of SFAS 141(R) will cause management to evaluate future transaction returns under different conditions, particularly related to the near-term and long-term economic impact of expensing transaction costs.
          In March 2008, FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 requires enhanced disclosures concerning (1) the manner in which an entity uses derivatives (and the reasons it uses them), (2) the manner in which derivatives and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), and interpretations thereof, and (3) the effects that derivatives and related hedged items have on an entity’s financial position, financial performance, and cash flows. The standard is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company has adopted SFAS 161 as of January 1, 2009. The adoption of SFAS 161 did not have a material impact on the Company’s financial position or results of operations.
          In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets,” (“FSP FAS 142-3”) which amends the list of factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under SFAS No. 142, “Goodwill and Other Intangible Assets.” The guidance applies to (1) intangible assets that are acquired individually or with a group of other assets and (2) intangible assets acquired in both business combinations and asset acquisitions. Under FSP FAS 142-3, entities estimating the useful life of a recognized intangible asset must consider their historical experience in renewing or extending similar arrangements or, in the absence of historical experience, must consider assumptions that market participants would use about renewal or extension. The standard is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company has adopted FSP FAS 142-3 as of January 1, 2009. The adoption of FSP FAS 142-3 did not have a material impact on the Company’s financial position or results of operations.
          In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” (“FSP FAS 107-1”), which requires disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements. FSP FAS 107-1 also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods. This standard is effective for interim reporting periods ending after June 15, 2009. The Company will adopt this standard on June 30, 2009. The Company does not expect FSP FAS 107-1 to have a material impact on the Company’s financial position or results of operations.
          In April 2009, the FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” which provides additional guidance for estimating fair value in accordance with SFAS 157, “Fair Value Measurements,” when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. This issue is effective for reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company will adopt this standard on June 30, 2009. The Company does not expect the adoption of FSP FAS 157-4 to have a material impact on its financial position or results of operations.
          In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2 and FAS 124-2”), which amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This guidance is effective for interim reporting periods ending after June 15, 2009. The Company will adopt this standard on June 30, 2009. The Company does not expect the adoption of FSP FAS 115-2 or FAS 124-2 to have a material impact on its financial position or results of operations.

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
          During the three months ended March 31, 2009 (the “current quarter”), net revenue, net of the cash advance loss provision, increased 5.6% from $152.3 million to $160.8 million for the same period in 2008 (the “prior year quarter”). This net figure becomes the income available to satisfy remaining operating expenses and administrative expenses and is the measure management uses to evaluate top line performance. The contributions from pawn lending activities, defined as finance and service charges plus the profit of the disposition of merchandise, accounted for 62.3% and 58.1% of net revenue, net of loan losses for the current quarter and the prior year quarter, respectively, and remains the dominant component of net revenue, net of loan losses for the Company. The following graphs show consolidated net revenue reduced for the provision for loan losses and depicts the mix of the components of net revenue, net of losses for the current quarter and the prior year quarter:

Contribution to Increase in Net Revenue, Reduced by Cash Advance Loss Provision. The Company’s net revenue, reduced by loan losses increased $8.5 million, or 5.6%, and $24.1 million, or 18.8%, for the current quarter and the prior year quarter, respectively. Net revenue from pawn lending activities for the current quarter increased $11.7 million, which was 137.5% of the increase, in net revenue, net of loan losses, mainly due to greater finance and service charges on higher average loan balances and increased profit on higher disposition volumes of merchandise. This increase was partially offset by a 32.8% decrease in the aggregate cash advance fees, reduced by loan losses, as well as a 4.7% decrease in check cashing fees. In the prior year quarter, net revenue from pawn lending activities contributed 49.0% of the increase, mainly due to increased profit on higher disposition volumes of merchandise and cash advance fees, reduced by loan losses, contributed 52.2% of the increase, primarily due to significant growth in cash advance balances outstanding and lower year over year loss rates. The following table sets forth the contributions to year over year increases in net revenue, reduced by cash advance loss provision (dollars in thousands):

	Increase (Decrease) for Three Months Ended March 31,
	2009 Over 2008		2008 Over 2007
	$	% of	$	% of
	Change	Total	Change	Total
Finance and service charges	$9,538	111.8%	$4,990	20.7%
Profit from the disposition of merchandise	2,191	25.7	6,824	28.3

Subtotal	11,729	137.5	11,814	49.0
Cash advance fees, net of loan losses	(2,792)	(32.8)	12,558	52.2
Check cashing fees, royalties and other	(405)	(4.7)	(287)	(1.2)

Total	$8,532	100.0%	$24,085	100.0%

Quarter Ended March 31, 2009 Compared To Quarter Ended March 31, 2008
Consolidated Net Revenue. Consolidated net revenue increased $6.2 million, or 3.4%, to $185.6 million during the current quarter from $179.4 million during the prior year quarter. The following table sets forth net revenue by operating segment for the three months ended March 31, 2009 and 2008 (dollars in thousands):

	Three months ended March 31,
	2009	2008	Increase/(Decrease)
Cash advance segment components:
Storefront	$22,611	$32,130	$(9,519)	(29.6)%
Internet lending	51,964	47,482	4,482	9.4
Card services	1,842	—	1,842	N/A

Total cash advance segment	$76,417	$79,612	$(3,195)	(4.0)%
Pawn lending segment components:
Domestic	101,709	98,786	2,923	3.0
Foreign	6,532	—	6,532	N/A

Total pawn lending segment	$108,241	$98,786	$9,455	9.6%
Check cashing operations	932	1,020	(88)	(8.6)

Consolidated net revenue	$185,590	$179,418	$6,172	3.4%

          The components of consolidated net revenue are finance and service charges from pawn loans, which increased $9.5 million; profit from the disposition of merchandise, which increased $2.2 million; total cash advance fees generated from all sources, which decreased $5.2 million; and combined segment revenue from check cashing fees, royalties and other, which decreased $0.4 million, which combine for the net increase of 3.4%, or $6.2 million.
Finance and Service Charges. Finance and service charges from pawn loans increased $9.5 million, or 22.0%, from $43.4 million in the prior year quarter to $53.0 million in the current quarter. The increase is due primarily to higher loan balances attributable to the increased amount of pawn loans written through existing and new locations added during 2008 and the current quarter and the inclusion of pawn service charges from Prenda Fácil for the first full quarter. An increase in the average balance of pawn loans outstanding contributed $8.8 million of the increase and the higher annualized yield, which is a function of the blend in permitted rates for fees and service charges on pawn loans in all operating locations of the Company, contributed $0.7 million of the increase.
          The average balances of pawn loans outstanding during the current quarter increased by $26.1 million, or 20.2%, compared to the prior year quarter. The increase was due primarily to a 2.2% increase in the average amount per average loan outstanding and a 17.6% increase in the average number of pawn loans outstanding during the current quarter over the prior year quarter. A significant contribution to the increase in the number of pawn loans was the inclusion of pawn loans from Prenda Fácil for the first full quarter since its acquisition.
          Pawn loan balances in domestic locations and foreign locations, combined, at March 31, 2009 were $148.1 million, which was $23.4 million, or 18.7% higher than at March 31, 2008. Annualized loan yield was 138.1% in the current quarter, compared to 135.0% in the prior year quarter. Pawn loan balances for same stores (stores that have been open for at least twelve months) at March 31, 2009 increased $5.8 million, or 4.6%, as compared to March 31, 2008. On December 16, 2008, the Company completed the acquisition of an 80% ownership interest in Prenda Fácil, a chain of pawnshops based in Mexico, which had pawn loans receivable of MXP 248.9 million (Mexican pesos), or USD $17.5 million as of March 31, 2009.
Proceeds from the Disposition of Merchandise. Profit from the disposition of merchandise represents the proceeds received from the disposition of merchandise in excess of the cost of disposed merchandise. The following table summarizes the proceeds from the disposition of merchandise and the related profit for the current quarter as compared to the prior year quarter (dollars in thousands):

	Three Months Ended March 31,
	2009			2008
	Merchan-	Refined		Merchan-	Refined
	dise	Gold	Total	dise	Gold	Total
Proceeds from disposition	$80,145	$49,615	$129,760	$78,354	$38,229	$116,583
Profit on disposition	$31,610	$15,648	$47,258	$31,931	$13,136	$45,067
Profit margin	39.4%	31.5%	36.4%	40.8%	34.4%	38.7%
Percentage of total profit	66.9%	33.1%	100.0%	70.9%	29.1%	100.0%
          The total proceeds from disposition of merchandise and refined gold increased $13.2 million, or 11.3% during the current quarter over the prior year quarter, and the total profit from the disposition of merchandise and refined gold increased $2.2 million, or 4.9% during the current quarter over the prior year quarter, primarily due to higher disposition activities consistent with higher levels of pawn loan balances, which typically increases the amount of unredeemed loans and related merchandise for disposition. Overall gross profit margin decreased from 38.7% in the prior year quarter to 36.4% in the current quarter mostly due to a higher percentage mix of refined gold sold in the quarter.
          Proceeds from disposition of merchandise, excluding refined gold, increased $1.8 million, or 2.3%, during the current quarter over the prior year quarter, principally due to higher levels of merchandise available for disposition during the current quarter. In addition, the profit margin on the disposition of merchandise (including jewelry sales) decreased to 39.4% in the current quarter from 40.8% in the prior year quarter, excluding the effect of the disposition of refined gold.

          The profit margin on the disposition of refined gold decreased to 31.5% in the current quarter from 34.4% in the prior year quarter, primarily due to the higher cost of gold sold, which was not fully offset by the higher selling price of gold sold in the quarter. The Company also experienced an increase in the volume of refined gold sold during the current quarter, primarily due to a rising amount of pawn loans secured by jewelry, the liquidation of jewelry inventory, and the sale of gold items purchased directly from customers.
          The consolidated merchandise turnover rate increased to 3.1 times in the current quarter from 3.0 times in the prior year quarter as management continued to emphasize disposition of merchandise in the current quarter. Management expects that the profit margin on the disposition of merchandise will likely trend slightly below current levels mainly due to the weak economic environment which could reduce consumers’ appetite for retail purchases and an increase in the percentage mix of refined gold sales, which typically have lower gross profit margins.
          The table below summarizes the age of merchandise held for disposition before valuation allowance of $0.7 million and $2.1 million, respectively, at March 31, 2009 and 2008 (dollars in thousands).

	2009		2008
	Amount	%	Amount	%
Merchandise held for 1 year or less —
Jewelry	$67,684	67.5%	$61,076	64.2%
Other merchandise	24,477	24.4	25,085	26.4

	92,161	91.9	86,161	90.6

Merchandise held for more than 1 year —
Jewelry	5,192	5.2	5,500	5.8
Other merchandise	2,863	2.9	3,415	3.6

	8,055	8.1	8,915	9.4

Total merchandise held for disposition	$100,216	100.0%	$95,076	100.0%

          During 2008, the Company modified its methodology for assessing the reasonableness of its inventory allowance by taking a more comprehensive view of factors impacting the valuation of merchandise held for disposition. Beginning in 2008, a greater emphasis was placed on shrinkage rates as a measure of adequacy of the allowance, while maintaining the other measures of merchandise quality used in prior periods. Management believes that this approach more accurately reflects the near-term vulnerability of merchandise valuation impairment based on historical perspectives. As a result, the allowance was $2.1 million as of March 31, 2008 and $0.7 million as of March 31, 2009.
Cash Advance Fees. Cash advance fees decreased $5.2 million, or 6.0%, to $80.3 million in the current quarter, as compared to $85.5 million in the prior year quarter. The decrease in revenue from cash advance fees is predominantly due to the 33.3% decrease in cash advance fees from storefront activities, partially offset by a 9.0% increase in cash advance fees from the internet distribution channel. The decrease in storefront cash advance fees and cash advance fees generated in pawn locations is a result of the closure of 56 storefront cash advance locations during 2008 and changes to certain markets for the cash advance product, which lowered rates and the revenue on the product or reduced the availability of the product altogether.
          As of March 31, 2009, cash advance products were available in 679 lending locations, including 431 pawnshops and 248 cash advance locations. In 249 of these lending locations, the Company arranges for customers to obtain cash advance products from independent third-party lenders for a fee. Cash advance fees from same stores (stores that have been open for at least twelve months) decreased $7.2 million, or 25.8%, to $20.6 million for the current quarter, compared to $27.8 million for the prior year quarter.
          Cash advance fees include revenue from the cash advance portfolio owned by the Company and fees paid to the Company for arranging, marketing or processing cash advance products from independent third-party lenders for customers. Cash advance fees associated with the Company’s card services activities include revenue from the Company’s participation interest in the receivables generated by the third party lender, as well as marketing, processing and other miscellaneous fee income. See further discussion in Note 3 of Notes to Consolidated Financial Statements. Although cash advance transactions may take the form of loans or deferred check deposit transactions or the marketing and processing of, and the participation in receivables generated by, a third-party lender’s line of credit product, the transactions are referred to throughout this discussion as “cash advances” for convenience.

          The following table sets forth cash advance fees by operating segment for the quarters ended March 31, 2009 and 2008 (dollars in thousands):

	2009	2008	Increase (Decrease)
Cash advance segment components:
Storefront	$19,134	$28,693	$(9,559)	(33.3)%
Internet lending	51,756	47,482	4,274	9.0
Card services	1,840	—	1,840	N/A

Total cash advance segment	$72,730	$76,175	$(3,445)	(4.5)%
Pawn lending segment	7,578	9,285	(1,707)	(18.4)

Consolidated cash advance fees	$80,308	$85,460	$(5,152)	(6.0)%

          The dollar value of cash advances written decreased $1.0 million, or 0.2%, to $488 million in the current quarter from $489 million in the prior year quarter. These amounts include $179 million in the current quarter and $162 million in the prior year quarter extended to customers by all independent third-party lenders. The average amount per cash advance increased to $442 from $433 during the current quarter over the prior year quarter, primarily due to the mix within the portfolio (with a larger percent in markets allowing for larger loans) and adjustments to underwriting criteria. The outstanding combined portfolio balance of cash advances decreased $2.5 million, or 2.0%, to $122.0 million at March 31, 2009 from $124.5 million at March 31, 2008. Those amounts included $75.9 million and $74.2 million at March 31, 2009 and 2008, respectively, which are included in the Company’s consolidated balance sheet and are net of an allowance for losses of $17.3 million and $20.8 million, which has been provided in the consolidated financial statements for March 31, 2009 and 2008, respectively.
          In June 2008, the Governor of Ohio signed into law legislation that capped the annual percentage rate, as defined in the statute, on payday loans in that state at 28%, which effectively eliminated the profitability of the existing cash advance product in Ohio. When the new law became effective in the fourth quarter of 2008, the Company’s online business and its Ohio storefronts, including the remaining Ohio locations, began offering customers short-term unsecured loans governed by the Ohio Second Mortgage Loan statute, and most of the remaining Ohio Cashland locations also began offering gold buying services. Additionally, some Cashland locations in Ohio began offering pawn loans collateralized by jewelry during the current quarter.
          Going forward, management believes that the amount of cash advances written will be lower in most of 2009 compared to the prior year. The reduced volume is expected primarily due to 56 closed storefront locations during 2008 and changes in, or the elimination of, earnings attributable to certain cash advance markets that contributed to volume and revenue during 2008. Management also anticipates lower levels of consolidated cash advance fees for the remaining first half of 2009 as a result of regulatory changes in the economics of cash advance products in the states of Florida and Ohio. Management believes that potential growth from new and existing markets for cash advance products may offset this loss of volume and revenue by the final quarter of 2009.

     The following table summarizes cash advances outstanding at March 31, 2009 and 2008 (dollars in thousands):

	2009	2008
Funded by the Company (a)
Active cash advances and fees receivable	$64,362	$63,952
Cash advances and fees in collection	15,075	21,104

Total funded by the Company (a)	79,437	85,056

Funded by third-party lenders (b) (c)
Active cash advances and fees receivable	32,117	29,469
Cash advances and fees in collection	10,404	9,938

Total funded by third-party lenders (b) (c)	42,521	39,407

Combined gross portfolio of cash advances and fees receivable (b) (d)	121,958	124,463
Less: Elimination of cash advances owned by third-party lenders	28,800	29,469

Company-owned cash advances and fees receivable, gross	93,158	94,994
Less: Allowance for losses	17,278	20,815

Cash advances and fees receivable, net	$75,880	$74,179

Allowance for loss on Company-owned cash advances	$17,278	$20,815
Accrued losses on third-party lender-owned cash advances	1,522	1,988

Combined allowance for losses and accrued third-party lender losses	$18,800	$22,803

Combined allowance for losses and accrued third-party lender losses as a % of combined gross portfolio (b) (d)	15.4%	18.3%

(a)	Cash advances written by the Company in its pawn and cash advance locations and through the Company’s internet distribution channel.

(b)	Non-GAAP presentation. For informational purposes and to provide a greater understanding of the Company’s businesses. Management believes that information provided with this level of detail is meaningful and useful in understanding the activities and business metrics of the Company’s operations. Management evaluates the cash advance portfolio on an aggregate basis including the loss provision for the Company-owned and the third-party lender-owned portfolio that the Company guarantees. The non-GAAP financial measure is provided immediately following its most comparable GAAP amount and can be reconciled to its most comparable GAAP amount through the presentation of the financial information above.

(c)	Cash advances written by third-party lenders that were marketed, processed or arranged by the Company on behalf of the third-party lenders, all at the Company’s pawn and cash advance locations and through the Company’s internet and card services distribution channels. (Note: The Company did not commence business in the card services distribution channel until the third quarter of 2008.)

(d)	Includes (i) cash advances written by the Company, and (ii) cash advances written by third-party lenders that were marketed, processed or arranged by the Company on behalf of the third-party lenders, all at the Company’s pawn and cash advance locations and through the Company’s internet and card services distribution channels. (Note: The Company did not commence business in the card services distribution channel until the third quarter of 2008.)

Check Cashing Fees, Royalties and Other. Check cashing fees, royalties and other income from all segments decreased $0.4 million, or 7.4%, over the prior year quarter to $5.1 million in the current quarter due to a lower volume of checks being cashed. The components of these fees are as follows (dollars in thousands):

	Three months ended March 31,
	2009				2008
	Pawn	Cash	Check		Pawn	Cash	Check
	Lending	Advance	Cashing	Total	Lending	Advance	Cashing	Total
Check cashing fees	$166	$1,592	$110	$1,868	$237	$2,016	$123	$2,376
Royalties	210	—	799	1,009	210	—	881	1,091
Other	660	1,505	23	2,188	566	1,421	16	2,003

	$1,036	$3,097	$932	$5,065	$1,013	$3,437	$1,020	$5,470

Cash Advance Loss Provision. The Company maintains an allowance for losses on cash advances at a level projected to be adequate to absorb credit losses inherent in the outstanding combined cash advance portfolio. The cash advance loss provision is utilized to increase the allowance carried against the outstanding company-owned cash advance portfolio (including participation interests in line of credit receivables acquired from a third-party lender) as well as expected losses in the third-party lender-owned portfolios which are guaranteed by the Company. The allowance is based on historical trends in portfolio performance based on the status of the balance owed by the customer. The Company charges off all cash advances once they have been in default for 60 days, or sooner if deemed uncollectible. Recoveries on losses previously charged to the allowance are credited to the allowance when collected. The cash advance loss provision decreased by $2.3 million to $24.8 million in the current quarter, from $27.1 million in the prior year quarter. The loss provision expense as a percentage of gross cash advances written was lower in the current quarter, decreasing to 5.1% from 5.5% in the prior year quarter. The loss provision as a percentage of cash advance fees decreased to 30.8% in the current quarter from 31.8% in the prior year quarter. The lower loss provision is primarily due to adjustments in underwriting of loans, an improved mix of customers, which is more heavily weighted to customers with better histories of repayment of loans and a lower concentration of customers with no performance history, and a higher percentage of collections on loans that were past due.
          Due to the short-term nature of the cash advance product and the high velocity of loans written, seasonal trends are evidenced in quarter-to-quarter performance. Typically, in the normal business cycle, sequential losses, as measured by the current period loss provision as a percentage of combined loans written in the period, are lowest in the first quarter and increase throughout the year, with the final two quarters experiencing the peak levels of losses. The quarterly sequential performance deviated from this typical cycle during 2008, as sequential loss rates decreased from the third quarter to the fourth quarter. Management believes that this sequential decrease during 2008 was unusual and due mainly to the increase in customers with established borrowing histories as a percentage of all customers in the latter half of the year. This change in mix was primarily in the portfolio of cash advances originated by the Company’s online channel. In addition, management took steps to reduce losses in its storefront and online businesses beginning in the last half of 2008, including additional underwriting guidelines and more emphasis on collections activities. These changes accounted for a smaller portion of the decrease in loss rates in relation to the customer composition mix, but loss levels in this business have been reduced compared to the prior year quarter. Management believes that the sequential trend in cash advance loan losses will return to its more traditional trend with the lowest loss levels in the first quarter and sequential increases each quarter thereafter during the remainder of 2009. The following table shows the Company’s sequential loss experience for each of the calendar quarters of 2008 and the first quarter of 2009 under a variety of metrics used by the Company to evaluate performance:

	2008				2009
	First	Second	Third	Fourth	First
	Quarter	Quarter	Quarter	Quarter	Quarter
Combined cash advance loss provision as a % of combined cash advances written (a) (b)	5.5%	6.5%	7.6%	7.3%	5.1%
Charge-offs (net of recoveries) as a % of combined cash advances written (a) (b)	6.5%	5.2%	8.1%	8.0%	6.1%
Combined cash advance loss provision as a % of cash advance fees (a) (b)	31.8%	37.4%	42.5%	42.1%	30.8%
Combined cash advances and fees receivable, gross(a) (b)	$124,463	$145,653	$143,351	$140,527	$121,958
Combined allowance for losses on cash advances	22,803	29,710	27,258	23,630	18,800

Combined cash advances and fees receivable, net(a) (b)	$101,660	$115,943	$116,093	$116,897	$103,158

Combined allowance for losses and accrued third-party lender losses as a % of combined gross portfolio (a) (b)	18.3%	20.4%	19.0%	16.8%	15.4%

(a)	Non-GAAP presentation. For informational purposes and to provide a greater understanding of the Company’s businesses. Management believes that information provided with this level of detail is meaningful and useful in understanding the activities and business metrics of the Company’s operations. Management evaluates the cash advance portfolio on an aggregate basis including its evaluation of the loss provision for the Company-owned portfolio and the third-party lender-owned portfolio that the Company guarantees.

(b)	Includes (i) cash advances written by the Company, and (ii) cash advances written by third-party lenders that were marketed, processed, or arranged by the Company on behalf of the third-party lenders, all at the Company’s pawn and cash advance locations and through the Company’s internet and Card Services distribution channels. (Note: The Company did not commence business in the card services distribution channel until the third quarter of 2008.)

     The following table summarizes the cash advance loss provision for the three months ended March 31, 2009 and 2008, respectively (dollars in thousands):

	Three Months Ended
	March 31,
	2009	2008
Cash advance loss provision:
Loss provision on Company-owned cash advances	$25,387	$26,974
Loss provision on third-party owned cash advances	(613)	160

Combined cash advance loss provision	$24,774	$27,134

Charge-offs, net of recoveries	$29,604	$31,835

Cash advances written:
By the Company (a)	$309,346	$326,930
By third-party lenders (b) (c)	178,583	162,103

Combined cash advances written (b) (d)	$487,929	$489,033

Combined cash advance loss provision as a % of combined cash advances written (b) (d)	5.1%	5.5%
Charge-offs (net of recoveries) as a % of combined cash advances written (b) (d)	6.1%	6.5%

(a)	Cash advances written by the Company for its own account in pawn locations, cash advance locations and through the internet distribution channel.

(b)	Non-GAAP presentation. For informational purposes and to provide a greater understanding of the Company’s businesses. Management believes that information provided with this level of detail is meaningful and useful in understanding the activities and business metrics of the Company’s operations. Management evaluates and measures the cash advance portfolio performance on an aggregate basis including its evaluation of the loss provision for the Company-owned portfolio and the third-party lender-owned portfolio that the Company guarantees.

(c)	Cash advances written by third-party lenders that were marketed, processed or arranged by the Company on behalf of the third-party lenders, all at the Company’s pawn and cash advance locations and through the Company’s internet and card services distribution channels. (Note: The Company did not commence business in the card services distribution channel until the third quarter of 2008).

(d)	Includes (i) cash advances written by the Company, and (ii) cash advances written by third-party lenders that were marketed, processed or arranged by the Company on behalf of the third-party lenders, all at the Company’s pawn and cash advance locations and through the Company’s internet and card services distribution channels. (Note: The Company did not commence business in the card services distribution channel until the third quarter of 2008).
Operations Expenses. Consolidated operations expenses, as a percentage of total revenue, were 31.9% in the current quarter, down from 32.2% in the prior year quarter. These expenses increased $4.8 million, or 6.0%, in the current quarter compared to the prior year quarter. Pawn lending operating expenses increased $3.7 million, or 6.8%, to $57.6 million, primarily due to higher personnel related costs due to the acquisition of a chain of pawnshops in Mexico, staffing increases, benefits and incentive payments. The operations expenses for the cash advance activities increased $1.2 million, or 4.4%, to $27.6 million in the current quarter compared to the prior year quarter due to increases in operating expenses in the online business which offset lower operating expenses in storefront activities due to closed locations.

     As a multi-unit operator in the consumer finance industry, the Company’s operations expenses are predominately related to personnel and occupancy expenses. Personnel expenses include base salary and wages, performance incentives and benefits. Occupancy expenses include rent, property taxes, insurance, utilities and maintenance. The combination of personnel and occupancy expenses represents 79.1% of total operations expenses in the current quarter and 80.4% in the prior year quarter. The comparison is as follows (dollars in thousands):

	Three Months Ended March 31,
	2009		2008
		% of		% of
	Amount	Revenue	Amount	Revenue
Personnel	$47,621	17.8%	$46,040	18.3%
Occupancy	20,038	7.5	18,829	7.5
Other	17,872	6.7	15,857	6.3

Total	$85,531	32.0%	$80,726	32.1%

     The increase in personnel expenses is primarily due to the acquisition, in December 2008, of a controlling interest in a chain of pawnshops in Mexico operating under the name “Prenda Fácil,” the growth of the Company’s online distribution channel and normal recurring salary adjustments. The increase in occupancy expense is primarily due to recurring rent increases, as well as higher utility costs and property taxes in the Company’s domestic pawn operations as well as the increase in occupancy expense associated with the Mexico pawnshop chain. These increases were partially offset by the closure of 56 storefront cash advance locations in 2008. The expenses related to Prenda Facil include the operating expenses of Huminal, S.A. de C.V., a Mexican sociedad anónima de capital variable (“Huminal”), a third party with which the Company has a contractual relationship to compensate and maintain the labor force of Prenda Fácil. The Company has no ownership interest in Huminal; accordingly, 100% of these expenses are eliminated through the “Income from noncontrolling interest” line item in the Company’s consolidated statements of income.
     The Company realigned its administrative activities during the current quarter to create more direct oversight of operations. This change resulted in an increase in operations expenses in the current quarter. For comparison purposes, the Company reclassified the same direct expenses from earlier periods out of administrative expenses and into operations expenses. The amounts reclassified in the current quarter and the prior year quarter were $0.7 million and $0.6 million, respectively. There was no change in the aggregate amount of expenses related to this reclassification.
Administration Expenses. Consolidated administration expenses, as a percentage of total revenue, were 8.0% in the current quarter, compared to 7.2% in the prior year quarter. The components of administration expenses for the three months ended March 31, 2009 and 2008 are as follows (dollars in thousands):

	Three Months Ended March 31,
	2009		2008
		% of		% of
	Amount	Revenue	Amount	Revenue
Personnel	$14,926	5.6%	$12,107	4.8%
Other	6,539	2.4	5,849	2.4

Total	$21,465	8.0%	$17,956	7.2%

     The increase in administration expenses was mainly due to the acquisition, in December 2008, of a controlling interest in a chain of pawnshops in Mexico operating under the name “Prenda Fácil,” the growth of the Company’s online distribution channel and normal recurring salary adjustments.
     The Company realigned its administrative activities during the current quarter to create more direct oversight of operations. This change resulted in a decrease to administration expenses in the current quarter. For comparison purposes, the Company reclassified the same direct expenses from earlier periods out of administrative expenses and into operations expenses. The amounts reclassified in the current quarter and the prior year quarter were $0.7 million and $0.6 million, respectively. There was no change in the aggregate amount of expenses related to this reclassification. The expenses related to Prenda Fácil include the administration expenses of Huminal. The Company has no ownership interest in Huminal; accordingly, 100% of these expenses are eliminated through the “Income from noncontrolling interest” line item in the Company’s consolidated statements of income.
Depreciation and Amortization. Depreciation and amortization expense as a percentage of total revenue was 3.9% in the current quarter, compared to 3.6% in the prior year quarter. Total depreciation and amortization expense increased $1.2 million, or 13.3%, primarily due to the acquisition of a controlling interest in a chain of pawnshops operating under the name “Prenda Fácil”, partially offset by a decrease due to closed storefront cash advance locations in 2008.
Interest Expense. Interest expense as a percentage of total revenue was 1.8% in the current quarter and 1.4% in the prior year quarter. Interest expense increased $1.6 million, or 44.5%, to $5.1 million in the current quarter as compared to $3.5 million in the prior year quarter. The increase was primarily due to the increase in average floating rate borrowings ($305.7 million during the current quarter compared to $151.3 million in the prior year quarter), partially offset by the lower weighted average floating interest rate (2.4% during the current quarter compared to 4.9% during the prior year quarter). The average amount of debt outstanding increased during the current quarter to $414.1 million from $268.3 million during the prior year quarter due to the Prenda Fácil acquisition in the fourth quarter of 2008 and due to supplemental earn-out payments related to CashNetUSA in the second and fourth quarters of 2008. The effective blended borrowing cost was 3.4% in the current quarter and 5.5% in the prior year quarter.
Interest Income. Interest income decreased to $15,000 in the current quarter compared to $31,000 in the prior year quarter.
Foreign Currency Transaction Gain/Loss. The Company is impacted by foreign currency transactions due to its foreign subsidiaries conducting business in currencies other than the U.S. dollar. In the current quarter, the Company recorded foreign currency transaction losses of approximately $136,000 related to its operations in foreign countries.
Income Taxes. The Company’s effective tax rate was 36.7% for the current quarter compared to 37.0% for the prior year quarter. The decrease in the effective tax rate is primarily attributable to a lower statutory tax rate on income from foreign operations in the current quarter.
Net Income Attributable to the Noncontrolling Interest. Pursuant to SFAS 160, the Company eliminates the net income attributable to the noncontrolling interest of Prenda Fácil and Huminal of 20.0% and 100.0%, respectively. For the current quarter, noncontrolling interest related to Prenda Fácil and Huminal was $269,000 and $46,000, respectively. Allocation of net income attributable to noncontrolling interest excludes certain amortization and interest expenses related to the acquisition.

LIQUIDITY AND CAPITAL RESOURCES
     The Company’s cash flows and other key indicators of liquidity are summarized as follows ($ in thousands):

	Three Months Ended
	March 31,
	2009		2008
Operating activities cash flows	$67,406		$68,547
Investing activities cash flows:
Pawn loans	$30,662		$18,113
Cash advances	(18,267)		(12,429)
Acquisitions	(34,779)		—
Property and equipment additions	(9,946)		(14,965)
Proceeds from property insurance	150		333
Total Investing activities cash flows	$(32,180)		$(8,948)
Financing activities cash flows	$(39,528)		$(59,684)
Working capital	$306,735		$222,744
Current ratio	3.8	x	2.5	x
Merchandise turnover	3.1	x	3.0	x
Cash flows from operating activities. Net cash provided by operating activities was $67.4 million for the current quarter, a decrease of 1.7% compared to the prior year quarter. Net cash generated by the Company’s pawn lending operations and cash advance operations was $41.3 million and $26.3 million, respectively, and cash used by check cashing operations was $0.2 million.
Cash flows from investing activities. The Company’s pawn lending investing activities provided cash of $30.7 million and cash advance investing activities used cash of $18.3 million during the current period. The Company also invested $9.9 million in property and equipment, including $1.5 million toward the development of a new point-of-sale system and $8.4 million for the development and enhancements to communications and information systems, establishment of new locations and the remodeling of certain locations.
     On March 31, 2009, the Company made payments totaling $36.0 million in connection with the acquisition of substantially all of the assets of The Check Giant, LLC (“TCG”), including $34.7 million of the aggregate $69.4 million November 2008 supplemental payment due to TCG, which was partially deferred until March 31, 2009, and $1.3 million, representing the remainder of the $2.2 million deferral fee in connection with the deferred payment. On April 27, 2009, the Company paid a final true up payment to TCG to reflect amounts collected between October 1, 2008 and March 31, 2009 on loans that had been reserved in its allowance for loan losses as of September 30, 2008, less the costs of collecting on such loans. As of March 31, 2009, the Company has accrued approximately $5.0 million to “Accrued supplemental acquisition payment” in the Company’s consolidated balance sheet for this payment.
     On July 23, 2008, the Company, through a wholly-owned subsidiary, Primary Cash Holdings, LLC (now known as Primary Innovations, LLC, or “PI”), purchased substantially all the assets of Primary Business Services, Inc., Primary Finance, Inc., Primary Processing, Inc. and Primary Members Insurance Services, Inc. (collectively, “PBSI”), a group of companies in the business of, among other things, providing loan processing services for, and participating in receivables associated with, a bank issued line of credit made available by the bank on certain stored-value debit cards the bank issues. The Company also agreed to pay up to eight supplemental earn-out payments during the four-year period after the closing. The amount of each supplemental payment is to be based on a multiple of 3.5 times the consolidated earnings attributable to PI’s business for a specified period (generally 12 months) preceding each scheduled supplemental payment, reduced by amounts previously paid. Substantially all of these supplemental payments will be accounted for as goodwill. The first supplemental payment of $2.7 million was made on April 1, 2009. This amount had been accrued to “Accrued supplemental acquisition payment” in the Company’s consolidated balance sheet as of March 31, 2009.
     On December 16, 2008, the Company completed the acquisition of 80% of the outstanding stock of Creazione Estilo, S.A. de C.V., SOFOM, E.N.R., a Mexican sociedad anónima de capital variable, sociedad financiera de objeto múltiple, entidad no regulada (“Creazione”), which, as of March 31, 2009, operates a chain of 127 pawnshops in Mexico under the name “Prenda Fácil.” The Company agreed to pay a supplemental earn-out payment in an amount based on a five times multiple of the consolidated earnings of Creazione’s business as specifically defined in the Stock Purchase Agreement (generally Creazione’s earnings before interest, income taxes, depreciation and amortization expenses) for the twelve-month period ending June 30, 2011, reduced by amounts previously paid. This supplemental payment is expected to be paid in cash on or before August 15, 2011 and will be accounted for as goodwill.
     Management anticipates that capital expenditures for the remainder of 2009 will be approximately $20.0 to $30.0 million, primarily for the remodeling of selected operating units, for the continuing development and enhancements to communications and information systems, including the multi-year project to upgrade the Company’s proprietary point-of-sale and information system, and for the establishment of approximately 40 to 60 new pawnshops, primarily in its foreign operations.
Cash flows from financing activities. During the current period, the Company made payments of $38.5 million under its bank lines of credit. Additional uses of cash included $1.0 million for dividends paid.
     The Company’s credit agreements and senior unsecured notes require that the Company maintain certain financial ratios. The Company is in compliance with all covenants and other requirements set forth in its debt agreements. A significant decline in demand for the Company’s products and services may cause the Company to reduce its planned level of capital expenditures and lower its working capital needs in order to maintain compliance with the financial ratios in those agreements. A violation of the credit agreement or the Company’s senior unsecured note agreements could result in an acceleration of the Company’s debt and increase the Company’s borrowing costs and could adversely affect the Company’s ability to renew its existing credit facility or obtain new credit on favorable terms in the future. The Company does not anticipate a significant decline in demand for its services and has historically been successful in maintaining compliance with and renewing its debt agreements.
     The Company’s short term liquidity requirements are provided under its $300.0 million line of credit, which is a multi-year committed facility by a group of ten commercial banks. While the current disruption in the capital markets has not affected the Company as it relates to its liquidity for working capital expansion, management will continue to evaluate sources for additional liquidity due to the instability of the current environment. To ensure that it is in a position to meet the needs of its business, management will evaluate and possibly pursue alternatives such as the sale of assets, reductions in capital spending and changes to its current assets and/or the issuance of debt or equity securities, all of which could be expected to generate additional liquidity.
     Management believes that the borrowings available ($66.5 million at March 31, 2009) under the credit facilities, cash generated from operations and current working capital of $306.7 million should be sufficient to meet the Company’s anticipated capital requirements for its businesses. The characteristics of the current assets, specifically the ability to rapidly liquidate gold jewelry and adjust outflows of cash in its lending practices, gives the Company flexibility to quickly modify its business strategy to increase cash flow from its business, if necessary.

Off-Balance Sheet Arrangements
     There have been no material changes to the Company’s off-balance sheet arrangements since December 31, 2008.
NON-GAAP DISCLOSURE
     In addition to the financial information prepared in conformity with GAAP, the Company provides historical non-GAAP financial information. Each non-GAAP financial measure included in the Company’s Management Discussion and Analysis has been indicated by footnote.
     Management uses the non-GAAP financial measures for internal managerial purposes and believes that presentation of non-GAAP financial information is meaningful and useful in understanding the activities and business metrics of the Company’s operations. Management believes that these non-GAAP financial measures reflect an additional way of viewing aspects of the Company’s business that, when viewed with the Company’s GAAP results, provide a more complete understanding of factors and trends affecting the Company’s business.
     Management provides non-GAAP financial information for informational purposes and to enhance understanding of the Company’s GAAP consolidated financial statements. Readers should consider the information in addition to, but not instead of, the Company’s financial statements prepared in accordance with GAAP. This non-GAAP financial information may be determined or calculated differently by other companies, limiting the usefulness of those measures for comparative purposes.

CAUTIONARY NOTE CONCERNING FACTORS THAT MAY AFFECT FUTURE RESULTS
     This report contains forward-looking statements about the business, financial condition and prospects of the Company. The actual results of the Company could differ materially from those indicated by the forward-looking statements because of various risks and uncertainties including, without limitation, changes in consumer credit, tax and other laws and governmental rules and regulations applicable to the Company’s business, changes in demand for the Company’s services, the continued acceptance of the online distribution channel by the Company’s cash advance customers, the actions of third parties who offer products and services at the Company’s locations, fluctuations in the price of gold, changes in competition, the ability of the Company to open new operating units in accordance with its plans, economic conditions, real estate market fluctuations, interest rate fluctuations, changes in foreign currency exchange rates, changes in the capital markets, the ability to successfully integrate newly acquired businesses into the Company’s operations, loss of services of any of our executive officers and other risks indicated in the Company’s filings with the Securities and Exchange Commission. These risks and uncertainties are beyond the ability of the Company to control, nor can the Company predict, in many cases, all of the risks and uncertainties that could cause its actual results to differ materially from those indicated by the forward-looking statements. When used in this report, terms such as “believes,” “estimates,” “should,” “could,” “plans,” “expects,” “anticipates” and similar expressions or variations as they relate to the Company or its management are intended to identify forward-looking statements. The Company disclaims any intention or obligation to update or revise any forward-looking statements to reflect events or circumstances occurring after the date of this report.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Market risks relating to the Company’s operations result primarily from changes in interest rates, foreign exchange rates, and gold prices. The Company does not engage in speculative or leveraged transactions, nor does it hold or issue financial instruments for trading purposes. There have been no material changes to the Company’s exposure to market risks since December 31, 2008.
Item 4. Controls and Procedures
     Under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, management of the Company has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of March 31, 2009 (“Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective (i) to ensure that information required to be disclosed in reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms; and (ii) to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.
     There was no change in the Company’s internal control over financial reporting during the quarter ended March 31, 2009, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     See Note 7 of Notes to Consolidated Financial Statements.
Item 1A. Risk Factors
     There have been no material changes from the risk factors disclosed in Part 1, Item 1A, of the Company’s Form 10-K for the fiscal year ended December 31, 2008.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     The following table provides the information with respect to purchases made by the Company of shares of its common stock, par value $0.10, during each of the months in the first three months of 2009:

				Total Number of	Maximum Number
	Total Number		Average	Shares Purchased as	of Shares that May
	of Shares		Price Paid	Part of Publicly	Yet Be Purchased
Period	Purchased		Per Share	Announced Plan	Under the Plan (1)
January 1 to January 31	603		$27.66	—	1,255,000
February 1 to February 29	16,918	(2)	17.84	—	1,255,000
March 1 to March 31	295	(2)	14.83	—	1,255,000

Total	17,816		$18.12	—

(1)	On October 24, 2007, the Board of Directors authorized the Company’s repurchase of up to a total of 1,500,000 shares of its common stock.

(2)	Includes shares purchased on the open market relating to compensation deferred by a director under the January, 2004 Long-Term Incentive Plan and participants in the Company’s Non-Qualified Savings Plan of 1, 491 and 127 shares for the months of January, February and March, respectively, and shares withheld from employees as partial tax payments for shares issued under stock-based compensation plans of 602, 16,427, and 168 shares for the months of January, February and March, respectively.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Submission of Matters to a Vote of Security Holders
None.
Item 5. Other Information
None.

Item 6. Exhibits

Exhibit	Description

10.1	Separation of Employment Agreement dated January 16, 2009 between Cash America Management LP, a wholly owned subsidiary of the Company, and John A. McDorman

10.2	Cash America International, Inc. Severance Pay Plan For Executive Officers dated December 31, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed January 22, 2009)

10.3	Form of 2009 Long-Term Incentive Plan Award Agreement for Executive Officers under the Cash America International, Inc. 2004 Long-Term Incentive Plan(1)

10.4	Retirement and Separation of Employment Agreement dated January 16, 2009 between Primary Payment Solutions, LLC, a wholly owned subsidiary of the Company, and James H. Kauffman (incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K, filed February 27, 2009)

10.5	Retirement and Separation of Employment Agreement dated January 16, 2009 between Cash America Management L.P., a wholly owned subsidiary of the Company, and Michael D. Gaston (incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K, filed February 27, 2009)

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Pursuant to 17 CFR 240.24b-2, portions of this exhibit have been omitted and have been filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 4, 2009	CASH AMERICA INTERNATIONAL,
	By:	/s/ Thomas A. Bessant, Jr.
Thomas A. Bessant, Jr.
Executive Vice President and Chief Financial Officer (On behalf of the Registrant and as Principal Financial Officer)

EXHIBIT INDEX

Exhibit	Description

10.1	Separation of Employment Agreement dated January 16, 2009 between Cash America Management LP, a wholly owned subsidiary of the Company, and John A. McDorman

10.2	Cash America International, Inc. Severance Pay Plan For Executive Officers dated December 31, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed January 22, 2009)

10.3	Form of 2009 Long-Term Incentive Plan Award Agreement for Executive Officers under the Cash America International, Inc. 2004 Long-Term Incentive Plan(1)

10.4	Retirement and Separation of Employment Agreement dated January 16, 2009 between Primary Payment Solutions, LLC, a wholly owned subsidiary of the Company, and James H. Kauffman (incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K, filed February 27, 2009)

10.5	Retirement and Separation of Employment Agreement dated January 16, 2009 between Cash America Management L.P., a wholly owned subsidiary of the Company, and Michael D. Gaston (incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K, filed February 27, 2009)

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Pursuant to 17 CFR 240.24b-2, portions of this exhibit have been omitted and have been filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.