Form 10-Q
period 2009-06-30
CASH AMERICA INTERNATIONAL INC
filed 2009-07-24
CIK 807884

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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
Yes ☑       No ☐
   Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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
Yes ☐       No ☑
APPLICABLE ONLY TO CORPORATE ISSUERS:
29,463,336 of the Registrants’ common shares, $.10 par value, were issued and outstanding as of July 16, 2009

CASH AMERICA INTERNATIONAL, INC.

CAUTIONARY NOTE CONCERNING FACTORS THAT MAY AFFECT FUTURE RESULTS
     This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. You should not place undue reliance on these statements. These forward-looking statements give current expectations or forecasts of future events and reflect the views and assumptions of our senior management with respect to the business, financial condition and prospects of Cash America International, Inc. (the “Company”). When used in this report, terms such as “believes,” “estimates,” “should,” “could,” “would,” “plans,” “expects,” “anticipates,” “may,” “forecast,” “project” and similar expressions or variations as they relate to the Company or its management are intended to identify forward-looking statements. Forward-looking statements address matters that involve risks and uncertainties that are beyond the ability of the Company to control and, in some cases, predict. Accordingly, there are or will be important factors that could cause our actual results to differ materially from those indicated in these statements. Among the key factors that could cause our actual financial results, performance or condition to differ from the expectations expressed or implied in such forward-looking statements include, but are not limited to, the following:
•	changes in pawn, consumer credit, tax and other laws and government rules and regulations applicable to the Company’s business,

•	changes in demand for the Company’s services,

•	the continued acceptance of the online distribution channel by the Company’s cash advance customers,

•	the actions of third parties who offer products and services to or for the Company,

•	fluctuations in the price of gold,

•	changes in competition,

•	the ability of the Company to open new operating units in accordance with its plans,

•	changes in economic conditions,

•	real estate market fluctuations,

•	interest rate fluctuations,

•	changes in foreign currency exchange rates,

•	changes in the capital markets,

•	the ability to successfully integrate newly acquired businesses into the Company’s operations,

•	the loss of services of any of our executive officers,

•	the effect of any current or future litigation proceedings on the Company,

•	the effect of any of such changes on the Company’s business or the markets in which we operate, and

•	other risks and uncertainties described in this report or from time to time in the Company’s filings with the Securities and Exchange Commission (the “SEC”).
The foregoing list of factors is not exhaustive and new factors may emerge or changes to these factors may occur that would impact the Company’s business. Additional information regarding these and other factors may be contained in our filings with the SEC, especially on Forms 10-K, 10-Q and 8-K. If one or more events related to these or other risks or uncertainties materialize, or if management’s underlying assumptions prove to be incorrect, actual results may differ materially from what the Company anticipates. The Company disclaims any intention or obligation to update or revise any forward-looking statements to reflect events or circumstances occurring after the date of this report. All forward-looking statements are expressly qualified in their entirety by the foregoing cautionary statements.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	June 30,		December 31,
	2009	2008	2008
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$26,323	$29,963	$30,005
Pawn loans	176,313	142,211	168,747
Cash advances, net	89,810	85,492	83,850
Merchandise held for disposition, net	102,164	96,807	109,493
Finance and service charges receivable	33,314	27,009	33,063
Income taxes recoverable	—	—	2,606
Other receivables and prepaid expenses	17,169	14,297	15,480
Deferred tax assets	21,644	22,271	22,037

Total current assets	466,737	418,050	465,281
Property and equipment, net	187,343	172,785	185,887
Goodwill	493,848	403,886	494,192
Intangible assets, net	30,454	21,423	35,428
Other assets	8,243	7,545	5,722

Total assets	$1,186,625	$1,023,689	$1,186,510

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$66,534	$62,908	$79,759
Accrued supplemental acquisition payment	—	56,000	47,064
Customer deposits	9,778	8,673	8,814
Income taxes currently payable	1,324	2,284	—
Current portion of long-term debt	14,306	8,500	15,810

Total current liabilities	91,942	138,365	151,447
Deferred tax liabilities	38,763	23,421	27,575
Noncurrent income tax payable	4,059	—	3,050
Other liabilities	3,602	2,025	2,359
Long-term debt	415,491	323,146	422,344

Total liabilities	553,857	486,957	606,775

Stockholders’ equity:
Cash America International, Inc. equity:
Common stock, $.10 par value per share, 80,000,000 shares authorized, 30,235,164 shares issued	3,024	3,024	3,024
Additional paid-in capital	168,197	162,977	160,007
Retained earnings	478,706	407,086	440,252
Accumulated other comprehensive loss	608	(1)	(3,964)
Treasury shares, at cost (815,842 shares, 1,222,742 shares and 818,772 shares at June 30, 2009 and 2008 at December 31, 2008, respectively	(23,256)	(36,354)	(24,278)

Total Cash America International, Inc. stockholders’ equity	627,279	536,732	575,041
Noncontrolling interest	5,489	—	4,694

Total stockholders’ equity	632,768	536,732	579,735

Total liabilities and stockholders’ equity	$1,186,625	$1,023,689	$1,186,510

See notes to consolidated financial statements.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(Unaudited)
Revenue
Finance and service charges	$54,280	$43,390	$107,239	$86,811
Proceeds from disposition of merchandise	110,173	108,089	239,933	224,672
Cash advance fees	84,602	92,849	164,910	178,309
Check cashing fees, royalties and other	3,326	3,651	8,391	9,121

Total Revenue	252,381	247,979	520,473	498,913

Cost of Revenue
Disposed merchandise	71,534	66,741	154,036	138,257

Net Revenue	180,847	181,238	366,437	360,656

Expenses
Operations	86,882	80,529	172,413	161,254
Cash advance loss provision	29,178	34,733	53,952	61,867
Administration	22,194	20,555	43,659	38,511
Depreciation and amortization	10,393	9,527	20,734	18,658

Total Expenses	148,647	145,344	290,758	280,290

Income from Operations	32,200	35,894	75,679	80,366
Interest expense	(5,086)	(3,204)	(10,155)	(6,713)
Interest income	4	76	19	107
Foreign currency transaction gain (loss)	267	(68)	131	(72)

Income before Income Taxes	27,385	32,698	65,674	73,688
Provision for income taxes	10,566	12,561	24,629	27,740

Net Income	16,819	20,137	41,045	45,948
Less: Net income attributable to the noncontrolling interest	(212)	—	(527)	—

Net Income Attributable to Cash America International, Inc.	$16,607	$20,137	$40,518	$45,948

Earnings Per Share:
Net Income attributable to Cash America International, Inc. common stockholders:
Basic	$0.56	$0.69	$1.36	$1.57
Diluted	$0.54	$0.67	$1.33	$1.53
Weighted average common shares outstanding:
Basic	29,804	29,326	29,785	29,348
Diluted	30,515	30,094	30,467	30,103
Dividends declared per common share	$0.035	$0.035	$0.070	$0.070
See notes to consolidated financial statements.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except per share data)

	June 30,
	2009		2008
	Shares	Amounts	Shares	Amounts
	(Unaudited)
Common stock

Balance at end of period	30,235,164	$3,024	30,235,164	$3,024

Additional paid-in capital
Balance at beginning of year		160,007		163,581
Shares issued under stock based plans		(2,560)		(3,261)
Stock-based compensation expense		1,579		2,020
Income tax benefit from stock based compensation		(256)		637
Issuance of convertible debt		9,427		—

Balance at end of period		168,197		162,977

Retained earnings
Balance at beginning of year		440,252		363,180
Net income attributable to Cash America International, Inc.		40,518		45,948
Dividends declared		(2,064)		(2,042)

Balance at end of period		478,706		407,086

Accumulated other comprehensive (loss) income
Balance at beginning of year		(3,964)		16
Unrealized derivatives gain (loss )		61		(4)
Foreign currency translation gain (loss), net of taxes		4,511		(13)

Balance at end of period		608		(1)

Treasury shares, at cost
Balance at beginning of year	(818,772)	(24,278)	(1,136,203)	(33,199)
Purchases of treasury shares	(86,897)	(1,686)	(215,821)	(7,011)
Shares issued under stock based plans	89,827	2,708	129,282	3,856

Balance at end of period	(815,842)	(23,256)	(1,222,742)	(36,354)

Total Cash America International, Inc. stockholders’ equity		627,279		536,732

Noncontrolling interests
Balance at beginning of year		4,694		—
Income from noncontrolling interests		527		—
Foreign currency translation gain, net of taxes		268		—

Balance at end of period		5,489		—

Total stockholders’ equity		$632,768		$536,732

See notes to consolidated financial statements.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(Unaudited)		(Unaudited)
Net income	$16,607	$20,137	$40,518	$45,948
Other comprehensive gain (loss), net of tax:
Unrealized derivatives gain (loss) (1)	76	10	61	(4)
Foreign currency translation gain (loss) (2)	6,639	(10)	4,511	(13)

Total other comprehensive gain (loss), net of tax	6,715	—	4,572	(17)

Comprehensive income	$23,322	$20,137	$45,090	$45,931
Comprehensive income attributable to the noncontrolling interest	(598)	—	(795)	—

Comprehensive Income attributable to Cash America International, Inc.	$22,724	$20,137	$44,295	$45,931

(1)	Net of tax (provision)/benefit of $(41) and $(5) for the three months ended and $(33) and $2 for the six months ended June 30, 2009 and 2008, respectively.

(2)	Net of tax (provision)/benefit of $(237) and $10 for the three months ended and $(242) and $12 for the six months ended June 30, 2009 and 2008, respectively.
See notes to consolidated financial statements.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended
	June 30,
	2009	2008
	(Unaudited)
Cash Flows from Operating Activities
Net Income	$41,045	$45,948
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,734	18,656
Cash advance loss provision	53,952	61,867
Loss on disposal of property and equipment	664	—
Stock-based compensation	1,579	2,020
Foreign currency transaction (gain) loss	(131)	52
Changes in operating assets and liabilities —
Merchandise held for disposition	(6,503)	(5,667)
Finance and service charges receivable	857	(721)
Prepaid expenses and other assets	(362)	(2,715)
Accounts payable and accrued expenses	(12,188)	(2,632)
Customer deposits, net	937	814
Current income taxes	3,713	(836)
Excess income tax benefit from stock-based compensation	—	(637)
Deferred income taxes, net	7,448	2,785

Net increase in cash provided by operating activities	111,745	118,934

Cash Flows from Investing Activities
Pawn loans made	(287,997)	(235,653)
Pawn loans repaid	172,560	126,897
Principal recovered through dispositions of forfeited loans	122,701	111,061
Cash advances made, assigned or purchased	(569,424)	(552,682)
Cash advances repaid	508,437	494,645
Acquisitions, net of cash acquired	(42,480)	(63,919)
Purchases of property and equipment	(19,369)	(27,620)
Proceeds from property insurance	235	744

Net decrease in cash used by investing activities	(115,337)	(146,527)

Cash Flows from Financing Activities
Net repayments under bank lines of credit	(90,130)	42,869
Issuance of long-term debt	115,000	—
Net proceeds from re-issuance of treasury shares	148	597
Loan costs paid	(3,895)	(194)
Payments on notes payable and other obligations	(19,418)	—
Excess income tax benefit from stock-based compensation	—	637
Treasury shares purchased	(1,686)	(7,011)
Dividends paid	(2,064)	(2,042)

Net (decrease) increase in cash used by financing activities	(2,045)	34,856

Effect of exchange rates on cash	1,955	(25)

Net (decrease) increase in cash and cash equivalents	(3,682)	7,238
Cash and cash equivalents at beginning of year	30,005	22,725

Cash and cash equivalents at end of period	$26,323	$29,963

Supplemental Disclosures
Non-cash investing and financing activities —
Pawn loans forfeited and transferred to merchandise held for disposition	$122,230	$104,024
Pawn loans renewed	$51,455	$45,674
Cash advances renewed	$161,142	$171,901
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
          The financial statements as of June 30, 2009 and 2008 and for the three and six month periods then ended are unaudited but, in management’s opinion, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for such interim periods. Operating results for the three and six month periods are not necessarily indicative of the results that may be expected for the full fiscal year.
          Certain amounts in the consolidated financial statements for the three and six months ended June 30, 2008 have been reclassified to conform to the presentation format adopted in 2009. These reclassifications have no effect on the net income previously reported.
          The Company has a contractual relationship with a third party entity, Huminal, S.A. de C.V., a Mexican sociedad anónima de capital variable (“Huminal”), to compensate and maintain the labor force of its Mexico pawn operations, Prenda Fácil. The Company has no ownership interest in Huminal; however, Prenda Fácil qualifies as the primary beneficiary of Huminal in accordance with FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities” (“FIN 46(R)”). Therefore, in accordance with FIN 46(R), the results and balances of Huminal are included in the consolidated financial statements of the Company and 100% of their results and balances are eliminated through the “Net income attributable to noncontrolling interest” line item in the Company’s Consolidated Statements of Income.
          These financial statements and related notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
Foreign Currency Translations
          The functional currency for the Company’s foreign subsidiaries, CashEuroNet UK, LLC, DollarsDirect, LLC and Prenda Fácil, are the British pound, the Australian dollar and the Mexican peso, respectively. The assets and liabilities of these subsidiaries are translated into U.S. dollars at the exchange rates in effect at each balance sheet date, and the resulting adjustments are accumulated in other comprehensive income (loss) as a separate component of stockholders’ equity. Revenue and expenses are translated at the monthly average exchange rates occurring during each year.
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
          In the Company’s foreign pawn loan business, service charges are accrued ratably over the four week term of the loan and up to an additional three week grace period for loans not redeemed prior to maturity. Following the expiration of the grace period, the collateral underlying unredeemed loans is sold with the proceeds applied against the outstanding loan balance and accrued service charges. To the extent that the collateral underlying unredeemed loans is awaiting sale, the accrued interest is fully reserved until such time the collateral is sold. If the proceeds from the sale are less than the outstanding loan balance and accrued service charges, a loss is recorded for the difference at the time the collateral is sold. If the proceeds exceed the outstanding loan balance, accrued service charges and other fees, the excess amount is due back to the customer if a claim is made within six months, after which any unclaimed excess amount is recognized as revenue. The collateral underlying unredeemed loans is not owned by the Company; therefore, it is held in Pawn loans on the Company’s consolidated balance sheets until sold.
Cash Advances • Cash advances provide customers with cash in exchange for a promissory note or other repayment agreement supported, in most cases, by that customer’s personal check or authorization to debit that customer’s account via an Automated Clearing House (“ACH”) transaction for the aggregate amount of the payment due. The customer may repay the cash advance either in cash, or, as applicable, by allowing the check to be presented for collection or the customer’s checking account to be debited through an ACH for the amount due. The Company accrues fees and interest on cash advances on a constant yield basis ratably over the period of the cash advance, pursuant to its terms. Although cash advance transactions may take the form of loans, deferred check deposit transactions, credit services transactions, or the marketing and processing of, and the participation in receivables generated by, a third-party lender’s line of credit product, the transactions are referred to throughout this discussion as “cash advances” for convenience.
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
          In connection with the Company’s card services business, the Company provides marketing and loan processing services for a third-party bank issued line of credit on certain stored-value debit cards the bank issues (“Processing Program”). The Company also acquires a participation interest in the receivables generated by the bank in connection with the Processing Program. The Company classifies revenue from its participation interest in the receivables, as well as marketing, processing and other miscellaneous fee income generated from its card services business as cash advance fees.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Check Cashing Fees, Royalties and Other • The Company records check cashing fees derived from both check cashing locations it owns and many of its pawn and cash advance lending locations in the period in which the check cashing service is provided. It records royalties derived from franchise locations on an accrual basis. Revenue derived from other financial services such as money order commissions, prepaid debit card fees, etc. is recognized when earned.
Allowance for Losses on Cash Advances
          In order to manage the portfolio of cash advances effectively, the Company utilizes a variety of underwriting criteria, monitors the performance of the portfolio and maintains either an allowance or accrual for losses.
          The Company maintains either an allowance or accrual for losses on cash advances (including fees and interest) at a level estimated to be adequate to absorb credit losses inherent in the receivables portfolio and expected losses from CSO guarantees. The allowance for losses on Company-owned cash advances offsets the outstanding cash advance amounts in the consolidated balance sheets. Active third-party lender-originated cash advances in which the Company does not have a participation interest are not included in the consolidated balance sheets. An accrual for contingent losses on third-party lender-owned cash advances that are guaranteed by the Company is maintained and included in “Accounts payable and accrued expenses” in the consolidated balance sheets.
          The Company stratifies the outstanding combined portfolio by age, delinquency, and stage of collection when assessing the adequacy of the allowance for losses. It uses historical collection performance adjusted for recent portfolio performance trends to develop the expected loss rates used to establish either the allowance or accrual. Increases in either the allowance or accrual are recorded as a cash advance loss provision expense in the consolidated statements of income. The Company charges off all cash advances once they have been in default for 60 days, or sooner if deemed uncollectible. Recoveries on losses previously charged to the allowance are credited to the allowance when collected.
          The Company’s online distribution channel periodically sells selected cash advances that have been previously charged off. Proceeds from these sales are recorded as recoveries on losses previously charged to the allowance for losses.
          The allowance deducted from the carrying value of cash advances was $22.2 million and $27.4 million at June 30, 2009 and 2008, respectively. The accrual for losses on third-party lender-owned cash advances was $2.1 million and $2.3 million at June 30, 2009 and 2008, respectively. See Note 3.
Goodwill and Other Intangible Assets
          SFAS No. 142, “Goodwill and Other Intangible Assets,” became effective January 1, 2002, and, as a result, the company discontinued the amortization of goodwill as of that date. In lieu of amortization, the Company is required to perform an impairment review of goodwill at least annually, which it does for each reporting unit on June 30. The Company has completed its June 2009 test and determined that there was no evidence of goodwill impairment.
          The Company amortizes intangible assets with an estimable life on the basis of their expected periods of benefit, generally three to ten years. The costs of start-up activities and organization costs are charged to expense as incurred.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Recent Accounting Pronouncements
     In September 2006, FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value to be the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date and emphasizes that fair value is a market-based measurement, not an entity-specific measurement. It establishes a fair value hierarchy and expands disclosures about fair value measurements in both interim and annual periods. SFAS 157 was effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. In February 2008, FASB issued FASB Staff Position (“FSP”) FAS 157-2, “Effective Date of FASB Statement No. 157,” which delayed the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed in the financial statements on a nonrecurring basis. The FSP partially deferred the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. The Company adopted the provisions of SFAS 157 for its financial assets and financial liabilities on January 1, 2008. In accordance with FSP FAS 157-2, beginning January 1, 2009, the Company has applied the provisions of SFAS 157 to its nonfinancial assets and nonfinancial liabilities. The adoption of SFAS 157 for financial assets and financial liabilities did not have a material impact on the Company’s financial position or results of operations and did not materially impact how the Company determines fair value, but has resulted in certain additional disclosures. See Note 9.
     In October 2008, the FASB issued FSP No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active,” (“FSP FAS 157-3”) which clarifies the application of SFAS 157 as it relates to the valuation of financial assets in a market that is not active for those financial assets. FSP FAS 157-3 became effective for the Company upon issuance and had no material impact on the Company’s financial position or results of operations and did not materially affect how the Company determines fair value, but has resulted in certain additional disclosures. See Note 9.
          In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 clarifies that a non-controlling interest in a subsidiary, which is sometimes referred to as an unconsolidated investment, is an ownership interest in the consolidated entity that should be reported as a component of equity in the consolidated financial statements. Among other requirements, SFAS 160 requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest. It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest. SFAS 160 was effective for fiscal years beginning on or after December 15, 2008. The Company adopted SFAS 160 as of January 1, 2009 for disclosures relating to its 80% interest in a chain of pawn lending locations operating under the name Prenda Fácil, which was acquired in December 2008. The adoption of SFAS 160 did not have a material impact on the Company’s financial position or results of operations.
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
          In March 2008, FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 requires enhanced disclosures concerning (1) the manner in which an entity uses derivatives (and the reasons it uses them), (2) the manner in which derivatives and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) and interpretations thereof, and (3) the effects that derivatives and related hedged items have on an entity’s financial position, financial performance, and cash flows. The standard is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company has adopted SFAS 161 as of January 1, 2009. The adoption of SFAS 161 did not have a material impact on the Company’s financial position or results of operations. See Note 10.
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
     In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” (“FSP FAS 107-1”), which requires disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements. FSP FAS 107-1 also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods. This standard is effective for interim reporting periods ending after June 15, 2009. The Company adopted this standard on June 30, 2009. The adoption of FSP FAS 107-1 did not have a material impact on the Company’s financial position or results of operations.
     In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” (“FSP FAS 157-4”), which provides additional guidance for estimating fair value in accordance with SFAS 157, “Fair Value Measurements,” when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. This FSP is effective for reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company adopted this standard on June 30, 2009. The adoption of FSP FAS 157-4 did not have a material impact on the Company’s financial position or results of operations.
     Also in April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2 and FAS 124-2”), which amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This guidance is effective for interim reporting periods ending after June 15, 2009. The Company adopted this standard on June 30, 2009. The adoption of FSP FAS 115-2 and FAS 124-2 did not have a material impact on the Company’s financial position or results of operations.
          In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165 establishes principles and standards related to the accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued. SFAS 165 requires an entity to recognize, in the financial statements, subsequent events that provide additional information regarding conditions that existed at the balance sheet date. Subsequent events that provide information about conditions that did not exist at the balance sheet date shall not be recognized in the financial statements under SFAS 165. SFAS 165 is effective for interim and annual reporting periods ending after June 15, 2009. The Company adopted this standard on June 30, 2009. The adoption of SFAS 165 did not have a material effect on the Company’s financial position or results of operations.
          In June 2009, the FASB issued SFAS 166, “Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140” (“SFAS 166”). SFAS 166 removes the concept of a qualifying special-purpose entity from Statement 140 and removes the exception from applying FASB Interpretation No 46, Consolidation of Variable Interest Entities, to qualifying special purpose entities. This standard is effective for annual reporting periods beginning after November 15, 2009. The Company does not believe adoption of SFAS 166 will have a material impact on its financial position or results of operations.
          In June 2009, the FASB issued SFAS 167, “Amendments to FASB Interpretation No (46R)” (“SFAS 167”). SFAS 167 retains the scope of Interpretation 46(R) with the addition of entities previously considered qualifying special purpose entities, as the concept of these entities was eliminated in SFAS 166. This standard is effective for period annual reporting periods beginning after November 15, 2009. The Company does not believe adoption of SFAS 167 will have a material impact on its financial position or results of operations.
          On June 2009, the FASB issued SFAS 168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162” (“SFAS 168”). Under SFAS 168, the FASB Accounting Standards Codification will become the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities. On the effective date of this statement, the Codification will supersede all existing non-SEC accounting and reporting standards. This standard is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of SFAS 168 will not have a material impact on its financial position or results of operations.
2. Acquisitions
Prenda Fácil
          Pursuant to its business strategy of expanding its reach into new markets with new customers and new financial services, the Company, through its wholly-owned subsidiary, Cash America of Mexico, Inc., on December 16, 2008, completed the acquisition of 80% of the outstanding stock of Creazione Estilo, S.A. de C.V., SOFOM, E.N.R., a Mexican sociedad anónima de capital variable, sociedad financiera de objeto múltiple, entidad no regulada (“Creazione”), which, as of June 30, 2009, operates a chain of 146 pawn lending locations in Mexico under the name “Prenda Fácil.” The Company paid an aggregate initial consideration of $90.5 million, net of cash acquired, of which $82.6 million was paid in cash, including

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
acquisition costs of approximately $3.4 million. The remainder of the initial consideration was paid in the form of 391,236 shares of the Company’s common stock with a fair value of $7.9 million as of the closing date. The Company also agreed to pay a supplemental earn-out payment in an amount based on a five times multiple of the consolidated earnings of Creazione’s business as specifically defined in the Stock Purchase Agreement (generally Creazione’s earnings before interest, income taxes, depreciation and amortization expenses) for the twelve-month period ending June 30, 2011, reduced by amounts previously paid. If the calculation of the supplemental payment produces an amount that is zero or less, there would be no supplemental payment. This supplemental payment is expected to be paid in cash on or before August 15, 2011. This payment will be accounted for as goodwill. The activities of Creazione are included in the results of the Company’s pawn lending segment.
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
     During the three months ended March 31, 2009 and the six months ended June 30, 2009, the Company acquired one pawn lending location in Mexico for approximately $33,000.
Primary Innovations, LLC
          Pursuant to its business strategy of expanding its reach into new markets, the Company, through its wholly-owned subsidiary, Primary Cash Holdings, LLC (now known as Primary Innovations, LLC, or “PI”), on July 23, 2008, purchased substantially all the assets of Primary Business Services, Inc., Primary Finance, Inc., Primary Processing, Inc. and Primary Members Insurance Services, Inc. (collectively, “PBSI”), a group of companies in the business of, among other things, providing loan processing services for, and participating in receivables associated with, a bank issued line of credit made available by the bank on certain stored-value debit cards the bank issues. The Company paid approximately $5.6 million in cash, of which approximately $4.9 million was used to repay a loan that the Company had made to PBSI, and transaction costs of approximately $0.3 million. The Company also agreed to pay up to eight supplemental earn-out payments during the four-year period after the closing. The first supplemental payment of a minimum agreed amount of $2.7 million was made on April 1, 2009. The amount of each subsequent supplemental payment is to be based on a multiple of 3.5 times the consolidated earnings attributable to PI’s business for a specified period (generally 12 months) preceding each scheduled supplemental payment, reduced by amounts previously paid. All of these supplemental payments will be accounted for as goodwill. Based on the terms of the agreement, no payment was due for the second supplemental payment calculated for the June 30, 2009 measurement date. The remaining supplemental payments will be calculated as described above based on measurement dates of each December 31 and June 30 through June 30, 2012, with the payment due approximately 45 days after the measurement date. The activities of PI are included in the results of the Company’s cash advance segment.

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
          The Company also agreed to pay up to five supplemental earn-out payments during the two-year period after the closing. The amount of each supplemental payment was based on a multiple of earnings attributable to CashNetUSA’s business as defined in the purchase agreement, for the twelve months preceding the date of determining each scheduled supplemental payment. All of these supplemental payments were accounted for as goodwill. The Company paid $214.3 million in supplemental payments between February 1, 2007 and June 30, 2009, and a $5.0 million final true up payment paid to TCG to reflect amounts collected between October 1, 2008 and March 31, 2009 on loans that had been fully reserved in its allowance for loan losses on or before September 30, 2008, less the costs of collecting on such loans. The true up payment was paid on April 27, 2009. This was the final payment related to this transaction, resulting in a final purchase price of $255.2 million.
3. Cash advances, Allowance for Losses and Accruals for Losses on Third-Party Lender-Owned Cash Advances
          The Company offers cash advance products through its cash advance locations, most of its pawn lending locations and over the internet. In addition, the Company arranges for customers to obtain cash advances from independent third-party lenders in other locations and over the internet. Cash advances provide customers with cash in exchange for a promissory note or other repayment agreement supported, in most cases, by that customer’s personal check or authorization to debit that customer’s account via an Automated Clearing House (“ACH”) transaction for the aggregate amount of the payment due. The customer may repay the cash advance either in cash, or, as applicable, by allowing the check to be presented for collection, or by allowing the customer’s checking account to be debited through an ACH for the amount due. These cash advance loans typically have terms of seven to 45 days and are generally payable on the customer’s next payday.
          The Company provides services in connection with single payment cash advances originated by independent third-party lenders, whereby the Company acts as a credit services organization on behalf of consumers in accordance with applicable state laws (the “CSO program”). The CSO program includes arranging loans with independent third-party lenders, assisting in the preparation of loan applications and loan documents, and accepting loan payments. A customer who obtains a loan through the CSO program pays the Company a fee for the credit services. The Company guarantees the customers payment obligations to the third-party lender. As of June 30, 2009, $146.3 million of combined gross cash advances was outstanding, including $34.4 million owned by the third-party lenders that is not included in the Company’s consolidated balance sheets. In July 2008, the Company discontinued offering the CSO program to customers in Florida and began underwriting its own loans pursuant to the Florida deferred presentment statute. As of June 30, 2009, the CSO program was offered in Texas and Maryland. In July 2009 the Company’s online distribution channel began offering a CSO program in Ohio and a similar program in Australia.
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

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
          Cash advances outstanding at June 30, 2009, and 2008, were as follows (in thousands):

	June 30,
	2009	2008
Funded by the Company
Active cash advances and fees receivable	$76,404	$71,590
Cash advances and fees in collection	19,174	29,184

Total Funded by the Company	95,578	100,774

Purchased by the Company from third-party lenders	16,395	12,119

Company-owned cash advances and fees receivable, gross	111,973	112,893
Less: Allowance for losses	22,163	27,401

Cash advances and fees receivable, net	$89,810	$85,492

          Changes in the allowance for losses for the Company-owned portfolio and the accrued loss for third-party lender-owned portfolios during the three and six months ended June 30, 2009, and 2008 were as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008
Allowance for losses for Company-owned cash advances

Balance at beginning of period	$17,278	$20,815	$21,495	$25,676
Cash advance loss provision	28,641	34,412	54,028	61,386
Charge-offs	(28,215)	(34,859)	(63,141)	(75,681)
Recoveries	4,459	7,033	9,781	16,020

Balance at end of period	$22,163	$27,401	$22,163	$27,401

Accrual for third-party lender-owned cash advances

Balance at beginning of period	$1,522	$1,988	$2,135	$1,828
(Decrease) increase in loss provision	537	321	(76)	481

Balance at end of period	$2,059	$2,309	$2,059	$2,309

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
4. Earnings Per Share Computation
          The following table sets forth the reconciliation of numerators and denominators for the basic and diluted earnings per share computation for the three and six months ended June 30, 2009 and 2008 (in thousands, except per share amounts):

	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008
Numerator:
Net income attributable to Cash America International, Inc.	$16,607	$20,137	$40,518	$45,948

Denominator:
Total weighted average basic shares (1)	29,804	29,326	29,785	29,348
Effect of shares applicable to stock option plans	266	344	248	340
Effect of restricted stock unit compensation plans	445	424	434	415

Total weighted average diluted shares	30,515	30,094	30,467	30,103

Net income — basic	$0.56	$0.69	$1.36	$1.57

Net income — diluted (2)	$0.54	$0.67	$1.33	$1.53

(1)	Included in “Total weighted average basic shares” are vested restricted stock units of 274 and 210, as well as shares in a non-qualified savings plan of 46 and 55, respectively, for the three months ended June 30, 2009 and 2008, respectively, and vested restricted stock units of 263 and 206, as well as shares in a non-qualified savings plan of 49 and 56, respectively, for the six months ended 2009 and 2008.

(2)	The shares issuable related to the Company’s 2009 Convertible Notes due 2029 have been excluded from the calculation of diluted shares because they are antidilutive.
5. Long-Term Debt
          The Company’s long-term debt instruments and balances outstanding at June 30, 2009 and 2008, were as follows (in thousands):

	June 30,
	2009	2008
USD line of credit up to $300,000 due 2012	$183,296	$204,195
GBP line of credit up to £7,500 due 2009	8,226	10,451
6.21% senior unsecured notes due 2021	25,000	25,000
6.09% senior unsecured notes due 2016	35,000	35,000
6.12% senior unsecured notes due 2012	40,000	40,000
7.20% senior unsecured notes due 2009	—	17,000
Variable rate senior unsecured note due 2012	38,000	—
5.25% convertible senior unsecured notes	100,275	—

Total debt	$429,797	$331,646
Less current portion	14,306	8,500

Total long-term debt	$415,491	$323,146

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
          In March 2007, the Company amended its domestic line of credit (the “USD Line of Credit”) to extend the final maturity by two years, to March 2012. The amended credit agreement also contained a provision for the ratable $50.0 million increase in the committed amounts, up to $300.0 million, upon the Company’s request and approval by the lenders. On February 29, 2008, the Company exercised this provision and increased the line of credit amount to $300.0 million through maturity. Interest on the amended line of credit is charged, at the Company’s option, at either USD LIBOR plus a margin or at the agent’s base rate. The margin on the line of credit varies from 0.875% to 1.875% (1.375% at June 30, 2009), depending on the Company’s cash flow leverage ratios as defined in the amended agreement. The Company also pays a fee on the unused portion ranging from 0.25% to 0.30% (0.25% at June 30, 2009) based on the Company’s cash flow leverage ratios. The weighted average interest rate (including margin) on the line of credit at June 30, 2009 was 1.77%.
          At June 30, 2009 and 2008, borrowings under the Company’s USD Line of Credit consisted of three pricing tranches with conclusion dates ranging from 1 to 30 days, respectively. However, pursuant to the bank line of credit agreement which expires in 2012, the Company routinely refinances these borrowings within its long-term facility. Therefore, these borrowings are reported as part of the line of credit and as long-term debt.
          In June 2008, the Company established a credit facility with a group of banks to permit the issuance of up to $12.8 million in letters of credit. Fees payable for letters of credit were tied to the LIBOR margin consistent with the Company’s line of credit agreement. The Company paid a fee on the unused portion of the facility ranging from 0.25% to 0.30%. On June 25, 2009, the Company transferred the outstanding letters of credit to the USD Line of Credit and terminated the facility. There were no letters of credit or balances outstanding under this facility on the date of its termination.
          In December 2008, the Company issued $38.0 million of senior unsecured long-term notes, due in November 2012 pursuant to a Credit Agreement dated November 21, 2008. Interest is charged, at the Company’s option, at either LIBOR plus a margin of 3.50% or at the agent’s base rate plus a margin of 3.50%. The notes are payable in quarterly payments of $3.0 million beginning on March 31, 2010, with any outstanding principal due at maturity in November 2012. The notes may be prepaid at the Company’s option anytime after November 20, 2009 without penalty. Net proceeds received from the issuance of the notes were used for the Prenda Fácil acquisition. The weighted average interest rate (including margin) on the $38.0 million term notes at June 30, 2009 was 3.88%.
          In December 2008, the Company issued $10.0 million of senior unsecured long-term notes, due in November 2012 pursuant to a Credit Agreement dated December 5, 2008. Interest was charged, at the Company’s option, at either LIBOR plus a margin of 10.0% or at the agent’s base rate plus a margin of 10.0%. The notes were payable at maturity in November 2012 or could be prepaid at the Company’s option at any time without penalty. Net proceeds received from the issuance of the notes were used for the Prenda Fácil acquisition. The Company prepaid the full $10.0 million in notes on May 20, 2009 without penalty.
          In May 2008, the Company established a line of credit facility (the “GBP Line of Credit”) of up to £7.5 million with a foreign commercial bank, due in September 2009. The balance outstanding at June 30, 2009 was £5.0 million (approximately $8.2 million). Interest on the line of credit is charged, at the Company’s option, at either Pound Sterling LIBOR plus a margin or at the agent’s base rate. The margin on the line of credit varies from 1.10% to 1.575% (1.325% at June 30, 2009) based on the Company’s cash flow leverage ratios. The weighted average interest rate (including margin) on the line of credit at June 30, 2009 was 2.14%.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
          On March 27, 2009, the Company entered into an interest rate cap agreement with a notional amount of $15.0 million of the Company’s outstanding floating rate line of credit for a term of 36 months at a fixed rate of 3.25%.
          On May 19, 2009, the Company completed the offering of $115 million aggregate principal amount of 5.25% Convertible Senior Notes due May 15, 2029 (the “2009 Convertible Notes”), which includes its offering of $100 million aggregate principal amount of its 2009 Convertible Notes and an additional $15 million aggregate principal amount of its 2009 Convertible Notes that were sold pursuant to the exercise of an over-allotment option by the initial purchasers. The 2009 Convertible Notes were sold to certain qualified institutional buyers pursuant to Rule 144A of the Securities Act of 1933, as amended. The 2009 Convertible Notes are senior unsecured obligations of the Company.
          The Company received net proceeds of approximately $111.1 million, after deducting the initial purchasers’ discount and the estimated offering expenses payable by the Company. The Company used a portion of the net proceeds of the offering to repay existing indebtedness, including outstanding balances under its revolving credit facility. The remaining portion was used for general corporate purposes.
          The 2009 Convertible Notes bear interest at a rate of 5.25% per year, payable semi-annually on May 15 and November 15 of each year, commencing November 15, 2009. The 2009 Convertible Notes will be convertible, in certain circumstances, at an initial conversion rate of 39.2157 shares per $1,000 aggregate principal amount of 2009 Convertible Notes (which is equivalent to a conversion price of approximately $25.50 per share), subject to adjustment upon the occurrence of certain events, into either, at the Company’s election: (i) shares of common stock or (ii) cash up to their principal amount and shares of its common stock in respect of the remainder, if any, of the conversion value in excess of the principal amount. This represents a conversion premium of approximately 27.5% relative to the closing price of the Company’s common stock on May 13, 2009. The Company may not redeem the 2009 Convertible Notes prior to May 14, 2014. The Company may, at its option, redeem some or all of the 2009 Convertible Notes on or after May 15, 2014 solely for cash. Holders of the 2009 Convertible Notes will have the right to require the Company to repurchase some or all of the outstanding 2009 Convertible Notes, solely for cash, on May 15, 2014, May 15, 2019 and May 15, 2024 at a price equal to 100% of the principal amount plus any accrued and unpaid interest.
          The 2009 Convertible Notes were accounted for under FASB Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)”, (“FSP APB 14-1”). FSP APB 14-1 requires the proceeds from the issuance of convertible debt be allocated between a debt component and an equity component. The debt component is measured based on the fair value of similar debt without an equity conversion feature, and the equity component is determined as the residual of the fair value of the debt deducted from the original proceeds received. The resulting discount on the debt component is amortized over the period the convertible debt is expected to be outstanding, which is five years (May 15, 2009 to May 15, 2014), as additional non-cash interest expense. As of June 30, 2009, the principal amount of the notes was $115 million, the carrying amount was $100.3 million, and the unamortized discount was $14.7 million. As of June 30, 2009, the carrying amount of the equity component recorded as additional paid-in capital was $9.4 million, net of deferred taxes and unamortized equity issuance costs. The additional non-cash interest expense recognized in the Company’s Consolidated Statements of Income was $0.4 million for the three and six months ended June 30, 2009. Accumulated amortization related to the convertible notes payable was $0.3 million as of June 30, 2009. As of June 30, 2009, the 2009 Convertible Notes had an effective interest rate of 8.46%.
          In connection with the issuance of the 2009 Convertible Notes, the Company incurred approximately $3.9 million in issuance costs, which primarily consisted of underwriting fees, legal and other professional

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
expenses. These costs are being amortized to interest expense over five years. The unamortized balance of these costs at June 30, 2009 is included in the Company’s consolidated balance sheet.
          Each of the Company’s credit facility agreements and senior unsecured notes require the Company to maintain certain financial ratios. The Company is in compliance with all covenants or other requirements set forth in its debt agreements.
6. Operating Segment Information
          The Company has three reportable operating segments: pawn lending, cash advance and check cashing. The cash advance and check cashing segments are managed separately due to the different operational strategies required and, therefore, are reported as separate segments. For comparison purposes, all prior periods in the tables below reflect current classification of administrative and operating expenses.
          Information concerning the operating segments is set forth below (in thousands):

	Pawn	Cash	Check
	Lending(1)	Advance(2)	Cashing	Consolidated
Three Months Ended June 30, 2009
Revenue
Finance and service charges	$54,128	$152	$—	$54,280
Proceeds from disposition of merchandise	107,857	2,316	—	110,173
Cash advance fees	7,229	77,373	—	84,602
Check cashing fees, royalties and other	917	1,755	654	3,326

Total revenue	170,131	81,596	654	252,381
Cost of revenue — disposed merchandise	70,026	1,508	—	71,534

Net revenue	100,105	80,088	654	180,847

Expenses
Operations	58,089	28,514	279	86,882
Cash advance loss provision	1,494	27,684	—	29,178
Administration	10,963	10,984	247	22,194
Depreciation and amortization	7,109	3,221	63	10,393

Total expenses	77,655	70,403	589	148,647

Income from operations	$22,450	$9,685	$65	$32,200

As of June 30, 2009
Total assets	$746,926	$433,242	$6,457	$1,186,625
Goodwill	$209,283	$279,255	$5,310	$493,848

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Pawn	Cash	Check
	Lending(1)	Advance(2)	Cashing	Consolidated
Three Months Ended June 30, 2008
Revenue
Finance and service charges	$43,390	$—	$—	$43,390
Proceeds from disposition of merchandise	108,089	—	—	108,089
Cash advance fees	8,645	84,204	—	92,849
Check cashing fees, royalties and other	985	1,828	838	3,651

Total revenue	161,109	86,032	838	247,979
Cost of revenue — disposed merchandise	66,741	—	—	66,741

Net revenue	94,368	86,032	838	181,238

Expenses
Operations	52,493	27,727	309	80,529
Cash advance loss provision	2,677	32,056	—	34,733
Administration	10,882	9,338	335	20,555
Depreciation and amortization	5,939	3,527	61	9,527

Total expenses	71,991	72,648	705	145,344

Income from operations	$22,377	$13,384	$133	$35,894

As of June 30, 2008
Total assets	$610,568	$406,255	$6,866	$1,023,689
Goodwill	$144,003	$254,573	$5,310	$403,886

	Pawn	Cash	Check
	Lending(1)	Advance(2)	Cashing	Consolidated
Six Months Ended June 30, 2009
Revenue
Finance and service charges	$107,082	$157	$—	$107,239
Proceeds from disposition of merchandise	235,859	4,074	—	239,933
Cash advance fees	14,807	150,103	—	164,910
Check cashing fees, royalties and other	1,953	4,852	1,586	8,391

Total revenue	359,701	159,186	1,586	520,473

Cost of revenue — disposed merchandise	151,355	2,681	—	154,036

Net revenue	208,346	156,505	1,586	366,437

Expenses
Operations	115,685	56,114	614	172,413
Cash advance loss provision	2,716	51,236	—	53,952
Administration	22,713	20,457	489	43,659
Depreciation and amortization	14,206	6,382	146	20,734

Total expenses	155,320	134,189	1,249	290,758

Income from operations	$53,026	$22,316	$337	$75,679

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Pawn	Cash	Check
	Lending(1)	Advance(2)	Cashing	Consolidated
Six Months Ended June 30, 2008
Revenue
Finance and service charges	$86,811	$—	$—	$86,811
Proceeds from disposition of merchandise	224,672	—	—	224,672
Cash advance fees	17,930	160,379	—	178,309
Check cashing fees, royalties and other	1,998	5,265	1,858	9,121

Total revenue	331,411	165,644	1,858	498,913
Cost of revenue — disposed merchandise	138,257	—	—	138,257

Net revenue	193,154	165,644	1,858	360,656

Expenses
Operations	106,404	54,158	692	161,254
Cash advance loss provision	4,942	56,925	—	61,867
Administration	21,554	16,409	548	38,511
Depreciation and amortization	11,530	7,003	125	18,658

Total expenses	144,430	134,495	1,365	280,290

Income from operations	$48,724	$31,149	$493	$80,366

(1)	The Pawn Lending segment is composed of the Company’s domestic pawn lending operations and its foreign pawn lending operations in Mexico operating under the name “Prenda Fácil”. The following table summarizes the results from each channel’s contributions to the Pawn Lending segment for the three and six months ended June 30, 2009 and 2008 (the average exchange rate of MXP to USD was 13.308 and 13.926 for the three and six month periods):

			Total Pawn
	Domestic	Foreign	Lending
Three Months Ended June 30, 2009
Revenue
Finance and service charges	$47,221	$6,907	$54,128
Proceeds from disposition of merchandise	107,857	—	107,857
Cash advance fees	7,229	—	7,229
Check cashing fees, royalties and other	852	65	917

Total revenue	163,159	6,972	170,131
Cost of revenue — disposed merchandise	70,026	—	70,026

Net revenue	93,133	6,972	100,105

Expenses
Operations	54,962	3,127	58,089
Cash advance loss provision	1,494	—	1,494
Administration	9,389	1,574	10,963
Depreciation and amortization	6,206	903	7,109

Total expenses	72,051	5,604	77,655

Income from operations	$21,082	$1,368	$22,450

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

			Total Pawn
	Domestic	Foreign	Lending
Three Months Ended June 30, 2008
Revenue
Finance and service charges	$43,390	$—	$43,390
Proceeds from disposition of merchandise	108,089	—	108,089
Cash advance fees	8,645	—	8,645
Check cashing fees, royalties and other	985	—	985

Total revenue	161,109	—	161,109
Cost of revenue — disposed merchandise	66,741	—	66,741

Net revenue	94,368	—	94,368

Expenses
Operations	52,493	—	52,493
Cash advance loss provision	2,677	—	2,677
Administration	10,882	—	10,882
Depreciation and amortization	5,939	—	5,939

Total expenses	71,991	—	71,991

Income from operations	$22,377	$—	$22,377

			Total Pawn
	Domestic	Foreign	Lending
Six Months Ended June 30, 2009
Revenue
Finance and service charges	$93,712	$13,370	$107,082
Proceeds from disposition of merchandise	235,859	—	235,859
Cash advance fees	14,807	—	14,807
Check cashing fees, royalties and other	1,819	134	1,953

Total revenue	346,197	13,504	359,701
Cost of revenue — disposed merchandise	151,355	—	151,355

Net revenue	194,842	13,504	208,346

Expenses
Operations	110,147	5,538	115,685
Cash advance loss provision	2,716	—	2,716
Administration	19,659	3,054	22,713
Depreciation and amortization	12,475	1,731	14,206

Total expenses	144,997	10,323	155,320

Income from operations	$49,845	$3,181	$53,026

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

			Total Pawn
	Domestic	Foreign	Lending
Six Months Ended June 30, 2008
Revenue
Finance and service charges	$86,811	$—	$86,811
Proceeds from disposition of merchandise	224,672	—	224,672
Cash advance fees	17,930	—	17,930
Check cashing fees, royalties and other	1,998	—	1,998

Total revenue	331,411	—	331,411
Cost of revenue — disposed merchandise	138,257	—	138,257

Net revenue	193,154	—	193,154

Expenses
Operations	106,404	—	106,404
Cash advance loss provision	4,942	—	4,942
Administration	21,554	—	21,554
Depreciation and amortization	11,530	—	11,530

Total expenses	144,430	—	144,430

Income from operations	$48,724	$—	$48,724

(2)	The Cash Advance segment is composed of three distribution channels — a multi-unit “storefront” platform, an online, internet based lending platform, and a card services business. The following table summarizes the results from each channel’s contributions to the Cash Advance segment for the three and six months ended June 30, 2009 and 2008:

		Internet	Card	Total Cash
	Storefront	Lending	Services	Advance
Three Months Ended June 30, 2009
Revenue
Finance and service charges	$152	$—	$—	$152
Proceeds from disposition of merchandise	2,316	—	—	2,316
Cash advance fees	20,101	54,854	2,418	77,373
Check cashing fees, royalties and other	1,365	388	2	1,755

Total revenue	23,934	55,242	2,420	81,596
Cost of revenue — disposed merchandise	1,508	—	—	1,508

Net revenue	22,426	55,242	2,420	80,088
Expenses
Operations	14,830	12,893	791	28,514
Cash advance loss provision	3,064	23,519	1,101	27,684
Administration	2,511	8,283	190	10,984
Depreciation and amortization	1,352	1,735	134	3,221

Total expenses	21,757	46,430	2,216	70,403

Income from operations	$669	$8,812	$204	$9,685

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

		Internet	Card	Total Cash
	Storefront	Lending	Services	Advance
Three Months Ended June 30, 2008
Revenue
Cash advance fees	$27,427	$56,777	$—	$84,204
Check cashing fees, royalties and other	1,824	4	—	1,828

Total revenue	29,251	56,781	—	86,032

Expenses
Operations	16,993	10,734	—	27,727
Cash advance loss provision	6,664	25,392	—	32,056
Administration	2,939	6,399	—	9,338
Depreciation and amortization	2,380	1,147	—	3,527

Total expenses	28,976	43,672	—	72,648

Income from operations	$275	$13,109	$—	$13,384

		Internet	Card	Total Cash
	Storefront	Lending	Services	Advance
Six Months Ended June 30, 2009
Revenue
Finance and service charges	$157	$—	$—	$157
Proceeds from disposition of merchandise	4,074	—	—	4,074
Cash advance fees	39,235	106,610	4,258	150,103
Check cashing fees, royalties and other	4,252	596	4	4,852

Total revenue	47,718	107,206	4,262	159,186

Cost of revenue — disposed merchandise	2,681	—	—	2,681

Net revenue	45,037	107,206	4,262	156,505
Expenses
Operations	30,198	24,194	1,722	56,114
Cash advance loss provision	5,726	43,671	1,839	51,236
Administration	4,630	15,540	287	20,457
Depreciation and amortization	2,787	3,345	250	6,382

Total expenses	43,341	86,750	4,098	134,189

Income from operations	$1,696	$20,456	$164	$22,316

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

		Internet	Card	Total Cash
	Storefront	Lending	Services	Advance
Six Months Ended June 30, 2008
Revenue
Cash advance fees	$56,120	$104,259	$—	$160,379
Check cashing fees, royalties and other	5,261	4	—	5,265

Total revenue	61,381	104,263	—	165,644

Expenses
Operations	33,874	20,284	—	54,158
Cash advance loss provision	11,010	45,915	—	56,925
Administration	5,341	11,068	—	16,409
Depreciation and amortization	4,805	2,198	—	7,003

Total expenses	55,030	79,465	—	134,495

Income from operations	$6,351	$24,798	$—	$31,149

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
          Cash America and CSB also commenced a federal lawsuit in the U.S. District Court for the Northern District of Georgia seeking to compel Plaintiffs to arbitrate their claims against Cash America and CSB. The U.S. District Court dismissed the federal action for lack of subject matter jurisdiction, and Cash America and CSB appealed the dismissal of their complaint to the U.S. Court of Appeals for the 11th Circuit. The 11th Circuit issued a panel decision on April 27, 2007 reversing the district court’s dismissal of the action and remanding the action to the district court for a determination of the issue of the enforceability of the parties’

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
arbitration agreements. Plaintiff requested the 11th Circuit to review this decision en banc and this request was granted. The en banc rehearing took place on February 26, 2008. The 11th Circuit stayed consideration of this matter pending the resolution of the United States Supreme Court case, Vaden v. Discover Bank. In March 2009, the United States Supreme Court determined, in Vaden v. Discover Bank, that the federal courts were able to compel arbitration of a state court action if the underlying issues involved a federal question. Following the United States Supreme Court ruling in Vaden v. Discover Bank, the 11th Circuit en banc court, without ruling on the case, remanded the case to the 11th Circuit panel for further consideration in light of the decision in Vaden. The 11th Circuit panel requested the parties provide additional briefing following the decision of Vaden, which has been completed, and the parties are awaiting the court’s decision. The Strong litigation is still at an early stage, and neither the likelihood of an unfavorable outcome nor the ultimate liability, if any, with respect to this litigation can be determined at this time.
          On July 26, 2008, the Pennsylvania Department of Banking (“PDOB”) issued a notice announcing a “change in policy,” effective February 1, 2009. The notice concluded that out-of-state lenders such as the Company were lending “in” Pennsylvania. Accordingly, the notice purported to subject such lenders to the licensing requirements of the Pennsylvania Consumer Discount Company Act (the “CDCA”), which sets the maximum permissible interest at a level well below the interest rate the Company charges on its online cash advance loans. On January 8, 2009, the Company brought suit against the PDOB in Pennsylvania Commonwealth Court, arguing that the notice was invalid because it was adopted in violation of applicable procedural requirements and because it conflicted with the plain language of the CDCA. As a part of these proceedings, the PDOB filed a counterclaim against the Company seeking a declaratory judgment that the Company’s online lending activities to Pennsylvania consumers is not authorized by Pennsylvania law, however, the PDOB represented that it “has no intent to pursue a retroactive financial remedy” against the Company or any similarly situated lender for loans made prior to the date of the ultimate decision in this case. After a hearing on the Company’s initial request for a preliminary injunction, the judge expressed the view that the matter should be heard by all the judges of the Commonwealth Court. A hearing on the merits of the Company’s claim against the PDOB was held before the entire Commonwealth Court on April 1, 2009. On July 10, 2009, the Commonwealth Court issued its decision in favor of the PDOB, and in response thereto, the Company has ceased originating new loans in Pennsylvania. On July 15, 2009, the Company filed an expedited appeal of this decision with the Pennsylvania Supreme Court and also requested that the Commonwealth Court stay its order pending the appeal. On July 21, 2009, the Commonwealth Court denied the Company’s motion to stay its order. Although an expedited appeal has been requested, the Company does not expect a decision on the appeal until late 2009 or early 2010.
          On March 5, 2009, Peter Alfeche filed a purported class action lawsuit in the United States District Court for the Eastern District of Pennsylvania against Cash America International, Inc., Cash America Net of Nevada, LLC (“CashNet Nevada”), Cash America Net of Pennsylvania, LLC and Cash America of PA, LLC, d/b/a CashNetUSA.com (collectively, “CashNetUSA”). The lawsuit alleges, among other things, that CashNetUSA’s online payday lending activities in Pennsylvania were illegal and not in accordance with the Pennsylvania Loan Interest Protection Law or the licensing requirements of the CDCA. The lawsuit also seeks declaratory judgment that several of CashNetUSA’s contractual provisions, including choice of law and arbitration provisions, are not authorized by Pennsylvania law. The complaint seeks unspecified compensatory damages, attorney’s fees and the trebling of any compensatory damages. CashNetUSA filed a motion to enforce the arbitration provision located in the agreements governing the lending activities, and a hearing on the motion was held on July 1, 2009. On July 16, 2009, CashNetUSA filed a motion to stay the litigation pending the U.S. Supreme Court’s review of Stolt-Nielsen, S.A. v. AnimalFeeds, Int’l Corp., which addresses the treatment of class action arbitrations under the Federal Arbitration Act. The court has not rendered its decision on the motions as of this date. The Alfeche litigation is still at an early stage, and neither the likelihood of an unfavorable outcome nor the ultimate liability, if any, with respect to this

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
litigation can be determined at this time. CashNetUSA believes that the Plaintiffs’ claims in this suit are without merit and will vigorously defend this lawsuit.
          On April 21, 2009, Yulon Clerk filed a purported class action lawsuit in the Court of Common Pleas of Philadelphia County, Pennsylvania, against CashNet Nevada and several other unrelated third-party lenders. The lawsuit alleges, among other things, that the defendants’ lending activities in Pennsylvania, including CashNet Nevada’s online payday lending activities in Pennsylvania, were illegal and in violation of various Pennsylvania laws, including the Loan Interest Protection Law, the CDCA and the Unfair Trade Practices and Consumer Protection Laws. The complaint seeks payment of potential fines, unspecified damages, attorney’s fees and the trebling of certain damages. The defendants removed the case to the United States District Court for the Eastern District of Pennsylvania where the lawsuit now resides. The case was subsequently reassigned to the same judge presiding in the Alfeche litigation. CashNet Nevada filed a motion with the federal court to enforce the arbitration provision located in the agreements governing the lending activities and has also filed a motion to stay the litigation pending the U.S. Supreme Court’s review of Stolt-Nielsen, S.A. v. AnimalFeeds, Int’l Corp., which addresses the treatment of class action arbitrations under the Federal Arbitration Act. To date, the court has not set a hearing or rendered decisions on the motions. The Clerk litigation is still at an early stage, and neither the likelihood of an unfavorable outcome nor the ultimate liability, if any, with respect to this litigation can be determined at this time. CashNet Nevada believes that the Plaintiffs’ claims in this suit are without merit and will vigorously defend this lawsuit.
          The Company is a defendant in certain lawsuits encountered in the ordinary course of its business. Certain of these matters are covered to an extent by insurance. In the opinion of management, the resolution of these matters will not have a material adverse effect on the Company’s financial position, results of operations or liquidity.
8. Fair Values of Financial Instruments
          The carrying amounts and estimated fair values of financial instruments at June 30, 2009 and 2008 were as follows (in thousands):

	June 30,
	2009		2008
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
Financial assets:
Cash and cash equivalents	$26,323	$26,323	$29,963	$29,963
Pawn loans	176,313	176,313	142,211	142,211
Cash advances, net	89,810	89,810	85,492	85,492
Interest rate cap	249	249	17	17

Financial liabilities:
Bank lines of credit	191,522	185,354	214,646	216,304
Senior unsecured notes	238,275	258,582	117,000	114,175
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
          The Company’s bank credit facility bears interest at a rate that is frequently adjusted on the basis of market rate changes. The fair values of the remaining long-term debt instruments are estimated based on market values for debt issues with similar characteristics or rates currently available for debt with similar terms. When compared to the recent issuances of similar senior unsecured notes, the Company’s like indebtedness has a higher fair value due to the yield difference.
9. Fair Value Measurements
          The Company adopted the provisions of SFAS 157 on January 1, 2008 for financial assets and liabilities, and January 1, 2009 for non-financial assets that are recognized or disclosed in the financial statements on a nonrecurring basis. The adoption of this pronouncement did not have a material effect on the Company’s financial position or results of operations. SFAS 157 defines fair value to be the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date and emphasizes that fair value is a market-based measurement, not an entity-specific measurement. It establishes a fair value hierarchy and expands disclosures about fair value measurements in both interim and annual periods. SFAS 157 enables the reader of the financial statements to assess the inputs used to develop fair value measurements by establishing a hierarchy for ranking the quality and reliability of the information used to determine fair values. SFAS 157 requires that assets and liabilities carried at fair value will be classified and disclosed in one of the following three categories:
Level 1: Quoted market prices in active markets for identical assets or liabilities.
Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data.
Level 3: Unobservable inputs that are not corroborated by market data.
          The Company’s financial assets that are measured at fair value on a recurring basis as of June 30, 2009 are as follows (in thousands):

	June 30,	Fair Value Measurements Using
	2009	Level 1	Level 2	Level 3
Financial assets:
Interest rate cap	$249	$—	$249	$—
Nonqualified savings plan assets	5,568	5,568	—	—

Total	$5,817	$5,568	$249	$—

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
10. Derivative Instruments
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

				Amount of Gain or
		Amount of Gain or		(Loss) Recognized in
		(Loss) Recognized in		Income on
		OCI on Derivative		Derivative
Derivatives in SFAS 133		(Effective Portion)		(Ineffective Portion)
Cash Flow Hedging
Relationships	Balance Sheet Location	2009	2008	2009	2008
Interest rate cap	Other receivables and prepaid expenses	$61	$(4)	$—	$—

Total		$61	$(4)	$—	$—

		Amount of Gain or		Amount of Gain or
		(Loss) Recognized in		(Loss) Recognized in
		OCI on Hedge		Income on Hedge
Non-derivative instrument in SFAS 133		(Effective Portion)		(Ineffective Portion)
Hedge of Net
Investment in Foreign
Operation	Balance Sheet Location	2009	2008	2009	2008
Hedge of net investment	Notes Payable	$1,080	$663	$—	$—

Total		$1,080	$663	$—	$—

11. Subsequent Events
          The Company has evaluated subsequent events through July 24, 2009, which is the date the financial statements were issued. On July 10, 2009, the Company received notice that the Commonwealth Court of Pennsylvania ruled in favor of the PDOB in the Company’s suit against the PDOB. The Company has filed an appeal of this decision, but the Company has ceased originating new loans in Pennsylvania until a final decision on this appeal has been rendered. If this decision is not overturned, the Company anticipates a permanent discontinuation of its online cash advance product in that state. See Note 7.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
GENERAL
          The Company provides specialty financial services to individuals through its owned lending locations, through its Company-owned and franchised check cashing centers, and via the Internet. These services include secured non-recourse loans, commonly referred to as pawn loans, unsecured cash advances in selected lending locations and on behalf of independent third-party lenders in other locations and online, credit services and check cashing and related financial services. Finance and service charges revenue are generated from the Company’s pawn loan portfolio. Cash advance fees are generated from the Company’s cash advance portfolios, and from credit service fees generated from customers for loans arranged with independent third-party lenders. A related activity of the pawn lending operations is the disposition of collateral from unredeemed pawn loans and the liquidation of a much smaller volume of merchandise purchased directly from customers. During 2008, the Company expanded its online offering of loan products to include longer term installment loans to consumers. In May 2009, the Company began arranging short-term unsecured loans on behalf of third-party lenders to customers who reside throughout Australia through its internet distribution platform. The Company’s cash advance segment also includes the activities of its wholly-owned subsidiary, Primary Innovations, LLC, which relate to the business of providing loan processing services for, and participating in receivables associated with, a bank issued line of credit made available by the bank on certain stored-value debit cards the bank issues.
          As of June 30, 2009, the Company had 1,023 total locations offering specialty financial services to its customers in the United States and Mexico. The Company operates in three segments: pawn lending, cash advance and check cashing.
          As of June 30, 2009, the Company’s pawn lending operating segment offered secured non-recourse loans to individuals, commonly referred to as pawn loans, through 647 total pawn lending locations, including 632 Company-owned units and 15 unconsolidated franchised units, consisting of:
•	501 stores that operate in 22 states in the United States under the names “Cash America Pawn” and “SuperPawn,” and

•	146 stores, of which the Company is a majority owner due to the December 16, 2008 acquisition by the Company of 80% of the outstanding stock of Creazione Estilo, S.A. de C.V., SOFOM, E.N.R., a Mexican sociedad anónima de capital variable, sociedad financiera de objeto múltiple, entidad no regulada (“Creazione”), that operate in 18 jurisdictions in central and southern Mexico under the name “Prenda Fácil.”
          During the three-year period ended June 30, 2009, the Company acquired 136 pawn lending locations, established 41 locations, and combined or closed two locations for a net increase in owned pawn lending locations of 175. In addition, five franchise locations were opened.
          As of June 30, 2009, the Company’s cash advance operating segment consisted of:
•	248 cash advance storefront locations in six states in the United States operating under the names Cash America Payday Advance and Cashland;

•	the Company’s Internet distribution platform, which offered short-term cash advances over the Internet to customers in 32 states in the United States at http://www.cashnetusa.com, the United Kingdom at http://www.quickquid.co.uk and Australia at http://www.dollarsdirect.com.au; and

•	the Company’s card services business, which processed line of credit advances on behalf of a third-party lender that were outstanding in all 50 states and two other jurisdictions in the United States.

          The Company reduced the number of cash advance storefront locations by 43 over the three year period ending June 30, 2009 by closing or combining 61 locations while establishing 18 locations. The Company discontinued offering short-term cash advances over the Internet in one state in the United States over the same period due to regulatory changes in that state.
          As of June 30, 2009, the Company’s check cashing operations consisted of 123 franchised and five company-owned check cashing centers operating in 16 states in the United States under the name “Mr. Payroll.” For the three-year period ended June 30, 2009, the Company established 16 locations and combined or closed 26 locations for a net decrease in check cashing locations of 10.

          RESULTS OF CONTINUING OPERATIONS
          The following table sets forth the components of the consolidated statements of income as a percentage of total revenue for the periods indicated.

	Three months ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Revenue
Finance and service charges	21.5%	17.5%	20.6%	17.4%
Proceeds from disposition of merchandise	43.7	43.6	46.1	45.1
Cash advance fees	33.5	37.4	31.7	35.7
Check cashing fees, royalties and other	1.3	1.5	1.6	1.8

Total Revenue	100.0	100.0	100.0	100.0

Cost of Revenue
Disposed merchandise	28.3	26.9	29.6	27.7

Net Revenue	71.7	73.1	70.4	72.3

Expenses
Operations	34.5	32.4	33.1	32.4
Cash advance loss provision	11.6	14.1	10.4	12.4
Administration	8.8	8.3	8.4	7.7
Depreciation and amortization	4.1	3.8	4.0	3.7

Total Expenses	59.0	58.6	55.9	56.2

Income from Operations	12.7	14.5	14.5	16.1
Interest expense	(2.0)	(1.3)	(2.0)	(1.3)
Interest income	—	—	—	—
Foreign currency transaction gain	0.1	—	—	—

Income before Income Taxes	10.8	13.2	12.5	14.8
Provision for income taxes	4.2	5.1	4.7	5.6

Net Income	6.6	8.1	7.8	9.2
Less: Net income attributable to the noncontrolling interest	(0.1)	—	(0.1)	—

Net Income Attributable to Cash America International, Inc.	6.5%	8.1%	7.7%	9.2%

          The following table sets forth certain selected consolidated financial and non-financial data as of June 30, 2009 and 2008, and for each of the three and six months then ended (dollars in thousands unless noted otherwise).

	Three Months Ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008
Location statistics

Pawn segment locations in operation — (f)
Beginning of period, owned	613	485	598	485
Acquired	—	1	1	1
Start-ups	19	1	33	1

End of period, owned	632	487	632	487
Franchise locations at end of period (a)	15	14	15	14

Total pawn lending location locations at end of period (a) (f)	647	501	647	501
Average number of owned pawn lending location locations (a) (f)	622	486	613	485

Cash advance segment locations in operation (excludes online lending and card services) —
Beginning of period	248	304	248	304
Combined or closed	—	(12)	—	(12)

End of period	248	292	248	292
Average number of cash advance locations	248	300	248	301

Check cashing segment locations —
Company-owned locations at end of period	5	5	5	5
Franchised locations at end of period (a)	123	130	123	130

Total check cashing centers in operation at end of period (a)	128	135	128	135

Combined total of all locations at end of period (a)	1,023	928	1,023	928

Services offered by locations

Pawn lending —
Pawn lending segment:
Domestic	486	487	486	487
Foreign (f)	146	—	146	—
Franchise — domestic (a)	15	14	15	14

Combined pawn lending segment (f)	647	501	647	501
Cash advance segment — storefront operations	111	—	111	—

Total locations offering pawn lending (a) (f)	758	501	758	501

Cash advances —
Cash advance segment — storefront operations	248	292	248	292
Pawn lending segment — domestic	431	432	431	432

Total locations offering cash advances	679	724	679	724

Check cashing —
Check cashing segment
Company-owned locations	5	5	5	5
Franchised locations (a)	123	130	123	130

Total check cashing segment (a)	128	135	128	135
Cash advance segment — storefront operations	248	292	248	292
Pawn lending segment — domestic	381	387	381	387

Total locations offering check cashing (a)	757	814	757	814

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Market coverage

Market coverage for pawn lending segment at end of period
States in the U.S	22	22	22	22
Foreign countries (f)	1	—	1	—
Market coverage for cash advance segment at end of period
States and other jurisdictions in the U.S.
Storefront	6	7	6	7
Online	32	33	32	33
Card services	52	—	52	—
Foreign countries
Online	2	1	2	1
Pawn Lending Activities

Annualized yield on pawn loans —
Pawn lending segment:
Domestic	133.2%	129.3%	133.1%	131.0%
Foreign (f)	145.3%	—%	151.1%	—%
Combined pawn lending segment (f)	134.6%	129.3%	135.1%	131.0%
Cash advance segment — storefront operations	114.8%	—%	104.2%	—%
Combined annualized yield on pawn loans (f)	134.5%	129.3%	135.0%	131.0%

Amount of pawn loans written and renewed —
Pawn lending segment:
Domestic	$159,088	$149,347	$295,120	$281,328
Foreign (f)	19,305	—	26,226	—

Combined pawn lending segment (f)	$178,393	$149,347	$321,346	$281,328
Cash advance segment — storefront operations	1,161	—	1,233	—

Combined amount of pawn loans written and renewed (f)	$179,554	$149,347	$322,579	$281,328

Average pawn loan balance outstanding —
Pawn lending segment:
Domestic	$142,239	$135,014	$142,021	$133,239
Foreign (f)	19,113	—	17,871	—

Combined pawn lending segment (f)	$161,352	$135,014	$159,892	$133,239
Cash advance segment — storefront operations	531	—	304	—

Combined average pawn loan balance outstanding (f)	$161,883	$135,014	$160,196	$133,239

Ending pawn loan balance —
Pawn lending segment:
Domestic	$154,583	$142,211	$154,583	$142,211
Foreign (f)	20,728	—	20,728	—

Combined pawn lending segment (f)	$175,311	$142,211	$175,311	$142,211
Cash advance segment — storefront operations	1,002	—	1,002	—

Combined ending pawn loan balance per location offering pawn loans (f)	$176,313	$142,211	$176,313	$142,211

Ending pawn loan balance per location offering pawn loans —
Pawn lending segment :
Domestic	$318	$292	$318	$292
Foreign (f)	$142	$—	$142	$—
Combined pawn lending segment (f)	$277	$292	$277	$292
Cash advance segment — storefront operations	$9	$—	$9	$—
Combined ending pawn loan balance per location offering pawn loans (f)	$237	$292	$237	$292

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Average pawn loan amount at end of period (not in thousands) —
Pawn lending segment:
Domestic	$120	$119	$120	$119
Foreign (f)	$102	$—	$102	$—
Combined pawn lending segment (f)	$117	$119	$117	$119
Cash advance segment — storefront operations	$100	$—	$100	$—
Combined average pawn loan amount at end of period (f)	$117	$119	$117	$119

Disposition of merchandise — domestic — (f)
Profit margin on disposition of merchandise
Pawn lending segment — domestic	35.1%	38.3%	35.8%	38.5%
Cash advance segment — storefront operations	34.9%	—%	34.2%	—%

Combined profit margin on disposition of merchandise	35.1%	38.3%	35.8%	38.5%

Disposition of merchandise — pawn lending segment — domestic —(f)
Average annualized merchandise turnover	2.8x	2.8x	3.0x	2.9x
Average balance of merchandise held for disposition per average	$204	$194	$211	$198
location in operation
Ending balance of merchandise held for disposition per location in	$209	$199	$209	$199
operation

Cash advance activities

Amount of cash advances written —
Funded by the Company
Cash advance segment:
Storefront	$150,788	$150,004	$288,545	$303,066
Internet lending	176,082	188,595	335,546	348,516

Total cash advance segment	$326,870	$338,599	$624,091	$651,582
Pawn lending segment — domestic	14,086	14,182	27,966	28,129

Combined funded by the Company	$340,956	$352,781	$652,057	$679,711

Funded by third-party lenders (a) (b) (e)
Cash advance segment:
Storefront	$20,499	$25,113	$40,613	$50,677
Internet lending	116,190	115,185	222,353	213,728
Card services (e)	25,878	—	45,665	—

Total cash advance segment	$162,567	$140,298	$308,631	$264,405
Pawn lending segment — domestic	30,368	37,779	61,132	75,775

Combined funded by third-party lenders (a) (b) (e)	$192,935	$178,077	$369,763	$340,180

Aggregate amount of cash advances written — (a) (c)
Cash advance segment:
Storefront	$171,287	$175,117	$329,158	$353,743
Internet lending	292,272	303,780	557,899	562,244
Card services (e)	25,878	—	45,665	—

Total cash advance segment	$489,437	$478,897	$932,722	$915,987
Pawn lending segment — domestic	44,454	51,961	89,098	103,904

Combined aggregate amount of cash advances written(a) (c)	$533,891	$530,858	$1,021,820	$1,019,891

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Number of cash advances written (not in thousands) —
Funded by the Company
Cash advance segment:
Storefront	341,393	426,605	651,253	845,202
Internet lending	431,162	441,466	824,340	830,882

Total cash advance segment	772,555	868,071	1,475,593	1,676,084
Pawn lending segment — domestic	43,289	45,595	85,124	90,741

Combined by the Company	815,844	913,666	1,560,717	1,766,825

Funded by third-party lenders (a) (b) (e)
Cash advance segment:
Storefront	34,494	45,347	68,472	91,056
Internet lending	159,807	175,634	303,228	324,581
Card services (e)	174,541	—	299,701	—

Total cash advance segment	368,842	220,981	671,401	415,637
Pawn lending segment — domestic	57,243	81,309	114,125	161,698

Combined by third-party lenders (a) (b) (e)	426,085	302,290	785,526	577,335

Aggregate number of cash advances written — (a) (c)
Cash advance segment:
Storefront	375,887	471,952	719,725	936,258
Internet lending	590,969	617,100	1,127,568	1,155,463
Card services (e)	174,541	—	299,701	—

Total cash advance segment	1,141,397	1,089,052	2,146,994	2,091,721
Pawn lending segment — domestic	100,532	126,904	199,249	252,439

Combined aggregate number of cash advances written (a) (c)	1,241,929	1,215,956	2,346,243	2,344,160

Cash advance customer balances (gross):
Owned by Company (d)
Cash advance segment:
Storefront	$39,740	$41,470	$39,740	$41,470
Internet lending	60,855	64,207	60,855	64,207
Card services (e)	5,245	—	5,245	—

Total cash advance segment	$105,840	$105,677	$105,840	$105,677
Pawn lending segment — domestic	6,133	7,216	6,133	7,216

Combined owned by the Company(d) (e)	$111,973	$112,893	$111,973	$112,893

Owned by third-party lenders (a) (b)
Cash advance segment :
Storefront	$3,912	$4,368	$3,912	$4,368
Internet lending	23,497	21,187	23,497	21,187
Card services (e)	686	—	686	—

Total cash advance segment	$28,095	$25,555	$28,095	$25,555
Pawn lending segment — domestic	6,277	7,205	6,277	7,205

Combined owned by third-party lenders (a) (b) (e)	$34,372	$32,760	$34,372	$32,760

Aggregate cash advance customer balances (gross) — (a) (c)
Cash advance segment:
Storefront	$43,652	$45,838	$43,652	$45,838
Internet lending	84,352	85,394	84,352	85,394
Card services (e)	5,931	—	5,931	—

Total cash advance segment	$133,935	$131,232	$133,935	$131,232
Pawn lending segment — domestic	12,410	14,421	12,410	14,421

Combined aggregate cash advance customer balances (gross) (a) (c)	$146,345	$145,653	$146,345	$145,653

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Average amount per cash advance written (not in thousands) —
Funded by the Company
Cash advance segment:
Storefront	$442	$352	$443	$359
Internet lending	$408	$427	$407	$419
Total cash advance segment	$423	$390	$423	$389
Pawn lending segment — domestic	$325	$311	$329	$310
Combined by the Company	$418	$386	$418	$385

Funded by third-party lenders (a) (b) (e)
Cash advance segment
Storefront	$594	$554	$593	$557
Internet lending	$727	$656	$733	$658
Card services(e)	$148	$—	$152	$—
Total cash advance segment	$441	$635	$460	$636
Pawn lending segment — domestic	$531	$465	$536	$469
Combined by third-party lenders (a) (b) (e)	$453	$589	$471	$589

Aggregate average amount per cash advance written —(a) (c)
Cash advance segment:
Storefront	$456	$371	$457	$378
Internet lending	$495	$492	$495	$487
Card services (e)	$148	$—	$152	$—
Total cash advance segment	$429	$440	$434	$438
Pawn lending segment — domestic	$442	$409	$447	$412
Combined aggregate average amount per cash advance written(a) (c)	$430	$437	$436	$435

Check cashing

Face amount of checks cashed —
Company-owned locations:
Check cashing segment	$5,470	$7,542	$12,173	$15,216
Cash advance segment	29,562	45,402	91,701	111,191
Pawn lending segment	5,311	8,405	13,388	20,261

Combined company-owned locations	40,343	61,349	117,262	146,668

Franchised locations — check cashing segment (a)	237,459	310,073	561,357	672,209

Combined face amount of checks cashed (a)	$277,802	$371,422	$678,619	$818,877

Fees collected from customers —
Company-owned locations:
Check cashing segment	$71	$102	$183	$224
Cash advance segment	734	1,099	2,326	3,115
Pawn lending segment	90	146	256	383

Combined company-owned locations	895	1,347	2,765	3,722
Franchised locations — check cashing segment (a)	3,322	4,297	8,138	9,667

Combined fees collected from customers (a)	$4,217	$5,644	$10,903	$13,389

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Fees as a percentage of checks cashed -
Company-owned locations:
Check cashing segment	1.3%	1.4%	1.5%	1.5%
Cash advance segment	2.5	2.4	2.5	2.8
Pawn lending segment	1.7	1.7	1.9	1.9

Combined company-owned locations	2.2	2.2	2.4	2.5

Franchised locations — check cashing segment(a)	1.4	1.4	1.4	1.4

Combined fees as a percentage of checks cashed (a)	1.5%	1.5%	1.6%	1.6%

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Average check cashed (not in thousands) —
Company-owned locations:
Check cashing segment	$400	$400	$432	$408
Cash advance segment	$486	$463	$608	$538
Pawn lending segment	$369	$439	$447	$501

Combined company-owned locations	$454	$451	$561	$516
Franchised locations — check cashing segment (a)	$411	$440	$479	$478

Combined average check cashed(a)	$417	$439	$481	$477

(a)	Non-generally accepted accounting principles accepted in the United States (“non-GAAP”) presentation. For informational purposes and to provide a greater understanding of the Company’s businesses. Management believes that information provided with this level of detail is meaningful and useful in understanding the activities and business metrics of the Company’s operations. The non-GAAP financial measure is provided immediately following its most comparable GAAP amount and can be reconciled to its most comparable GAAP amount through the presentation of the financial information above.

(b)	Cash advances written by third-party lenders that were arranged by the Company on behalf of the third-party lenders.

(c)	Includes (i) cash advances written by the Company, (ii) cash advances written by third-party lenders that were arranged by the Company on behalf of the third-party lenders, and (iii) cash advances described in footnote (e) below.

(d)	Amounts recorded in the Company’s consolidated financial statements.

(e)	Cash advances issued by a third-party lender utilizing the Company as a processor to process these cash advances under a line of credit offered on certain stored-value and payroll cards issued by such lender. The Company acquires a participation interest in the cash advance receivables generated through this program. Cash advance fees associated with the Company’s card services activities include revenue from the Company’s participation interest in the receivables generated by the third party lender, as well as marketing, processing and other miscellaneous fee income. (Note: the Company did not commence business in the card services distribution channel until the third quarter of 2008).

(f)	Includes Prenda Fácil locations, in which the Company owns an 80% interest.

CRITICAL ACCOUNTING POLICIES
          Except as described below, there have been no changes of critical accounting policies since December 31, 2008. For additional information on critical accounting policies, see Note 1 of Notes to Consolidated Financial Statements.
Goodwill
          Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in each business combination. In accordance with SFAS 142, the Company tests goodwill for potential impairment annually as of June 30 and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. As defined in SFAS 142, the Company has three reporting units: pawn operations, cash advance operations and check cashing operations. These reporting units offer products with similar economic characteristics and have discrete financial information which is regularly reviewed by executive management. See Note 1, Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements, for further discussion.
          The Company’s impairment evaluation of goodwill is based on comparing the fair value of the Company’s reporting units to their carrying value. The fair value of the reporting units was determined based on the income approach and then compared to the results of the market approach for reasonableness. The income approach establishes fair value based on estimated future cash flows of each reporting unit, discounted by an estimated weighted-average cost of capital developed using the capital asset pricing model, which reflects the overall level of inherent risk of a reporting unit. The income approach uses the Company’s projections of financial performance for a five-year period and includes assumptions about future revenue growth rates, operating margins and terminal growth rates which vary among reporting units. The market approach establishes fair value by applying cash flow multiples to the reporting unit’s operating performance. The multiples are derived from other publicly traded companies that are similar but not identical from an operational and economic standpoint.
          As of June 30, 2009, the annual assessment date, the Company’s reporting units had fair values that exceeded carrying value by 79%. Based on the results of this test, no impairment of goodwill was observed. The Company also performed a sensitivity analysis on the Company’s estimated fair value using the income approach. A key assumption in the Company’s fair value estimate is the weighted average cost of capital utilized for discounting the Company’s cash flow estimates in the Company’s income approach. Holding all other assumptions constant at the annual assessment date, a 100 basis point increase in the discount rates would reduce the enterprise value for the Company’s reporting units by $71 million, which exceeds carrying value by 69%.
          The process of evaluating goodwill for impairment involves the determination of the fair value of the Company’s reporting units. Inherent in such fair value determination are certain judgments and estimates relating to future cash flows, including the Company’s interpretation of current economic indicators and market valuations, and assumptions about the Company’s strategic plans with regard to the Company’s operations. To the extent additional information arises, market conditions change or the Company’s strategies change, it is possible that the Company’s conclusions regarding whether existing goodwill is impaired could change and result in a material effect on the Company’s consolidated financial position or results of operations.

OVERVIEW
Components of Consolidated Net Revenue, Reduced by Cash Advance Loss Provision. Consolidated Net Revenue, Reduced by Cash Advance Loss Provision is comprised of finance and service charges from pawn loans, profit from the disposition of merchandise, cash advance fees less cash advance loss provision, and other revenue. Other revenue is comprised mostly of check cashing fees but includes royalties and small miscellaneous other revenue items generated through ancillary products offered in stores.
          During the three months ended June 30, 2009 (the “current quarter”), net revenue, net of the cash advance loss provision, increased 3.5% from $146.5 million to $151.7 million for the same period in 2008 (the “prior year quarter”). This net figure becomes the income available to satisfy remaining operating expenses and administrative expenses and is the measure management uses to evaluate top line performance. The contribution from pawn lending activities, defined as finance and service charges plus the profit from the disposition of merchandise, accounted for 61.3% and 57.8% of net revenue, net of loan losses for the current quarter and the prior year quarter, respectively, and remains the dominant component of net revenue, net of loan losses for the Company.
          During the six months ended June 30, 2009, (the “current period”) net revenue, net of the cash advance loss provision, increased 4.6% from $298.8 million to $312.5 million for the same period in 2008 (the “prior year period”). The contribution from pawn lending activities accounted for 61.8% and 58.0%, respectively, of net revenue, net of loan losses for the current period and the prior year period, respectively, and remains the dominant component of net revenue, net of loan losses for the Company. The following graphs show consolidated net revenue and depict the mix of the components of net revenue for the three and six months ended June 30, 2009 and 2008:

Contribution to Increase in Net Revenue, Reduced by Cash Advance Loan Loss Provision. The Company’s net revenue, reduced by cash advance loan losses increased $5.2 million, or 3.5%, and $27.7 million, or 23.4%, for the current quarter and the prior year quarter, respectively. Net revenue from pawn lending activities for the current quarter increased $8.2 million, contributing 158.4% of the increase in consolidated net revenue, net of loan losses. The increase in pawn contribution was mainly due to greater finance and service charges on higher average loan balances which occurred later in the quarter and the acquisition of Prenda Fácil. During the first quarter of 2009, certain cash advance lending locations began offering pawn lending activities, which also contributed to the increase in pawn contribution during the period. The increase in pawn contribution was partially offset by a 52.2% decreased contribution from aggregate cash advance fees, reduced by loan losses, resulting from the discontinuance or modification of lending in certain states, as well as a 6.2% decrease in check cashing fees contribution. In the prior year quarter, net revenue from pawn lending activities contributed 52.3% of the increase, mainly due to increased profit on higher disposition volumes of merchandise which was aided by an economic stimulus program. In the prior year quarter, higher levels of cash advance fees, net of loan losses, contributed 48.7% of the increase, primarily due to significant growth in cash advance balances outstanding and lower year over year loss rates.
          The Company’s net revenue, reduced by cash advance loan losses increased $13.7 million, or 4.6%, and $51.8 million, or 21.0%, for the current period and the prior year period, respectively. Net revenue from pawn lending activities for the current period increased $19.9 million, contributing 145.4% of the increase in net revenue, net of loan losses, mainly due to greater finance and service charges on higher average loan balances and the acquisition of Prenda Fácil. During the first quarter 2009, certain cash advance locations began offering pawn lending activities, which increased the pawn contribution during the current period. The increase in pawn contribution was partially offset by a 40.1% decrease in the aggregate cash advance fees, reduced by loan losses contribution, resulting from the discontinuance or modification of lending in certain states, as well as a 5.3% decrease in check cashing fees contribution. In the prior year period, net revenue from pawn lending activities contributed 50.8% of the increase, mainly due to increased profit on higher disposition volumes of merchandise. During the first six months of the prior year, higher levels of cash advance fees, reduced by loan losses, contributed 50.3% of the increase, primarily due to significant growth in cash advance balances outstanding and lower year over year loss rates.
          The following tables set forth the contributions to year over year increases in net revenue, reduced by cash advance loss provision (dollars in thousands):

	Increase (Decrease) for Three Months Ended June 30,
	2009 Over 2008		2008 Over 2007
	$	% of	$	% of
	Change	Total	Change	Total

Finance and service charges	$10,890	210.9%	$6,196	22.3%
Profit from the disposition of merchandise	(2,709)	(52.5)	8,324	30.0

Subtotal	8,181	158.4%	14,520	52.3%
Cash advance fees, net of loan losses	(2,692)	(52.2)	13,497	48.7
Check cashing fees, royalties and other	(325)	(6.2)	(281)	(1.0)

Total	$5,164	100.0%	$27,736	100.0%

	Increase (Decrease) for Six Months Ended June 30,
	2009 Over 2008		2008 Over 2007
	$	% of	$	% of
	Change	Total	Change	Total

Finance and service charges	$20,428	149.2%	$11,186	21.6%
Profit from the disposition of merchandise	(518)	(3.8)	15,148	29.2

Subtotal	19,910	145.4%	26,334	50.8%
Cash advance fees, net of loan losses	(5,484)	(40.1)	26,055	50.3
Check cashing fees, royalties and other	(730)	(5.3)	(568)	(1.1)

Total	$13,696	100.0%	$51,821	100.0%

Quarter Ended June 30, 2009 Compared To Quarter Ended June 30, 2008
Consolidated Net Revenue. Consolidated net revenue decreased $0.4 million, or 0.2%, to $180.8 million during the current quarter from $181.2 million during the prior year quarter. Although net revenue from the pawn segment increased $5.7 million, a combined $5.9 million decrease in net revenue from the cash advance and check cashing segments resulted in an overall decrease during the current quarter. The following table sets forth net revenue by operating segment for the three months ended June 30, 2009 and 2008 (dollars in thousands):

	Three months ended June 30,
	2009	2008	Increase/(Decrease)
Cash advance segment components:
Storefront	$22,426	$29,251	$(6,825)	(23.3)%
Internet lending	55,242	56,781	(1,539)	(2.7)
Card services	2,420	—	2,420	N/A

Total cash advance segment	$80,088	$86,032	$(5,944)	(6.9)%
Pawn lending segment components:
Domestic	93,133	94,368	(1,235)	(1.3)
Foreign	6,972	—	6,972	N/A

Total pawn lending segment	$100,105	$94,368	$5,737	6.1%
Check cashing operations	654	838	(184)	(22.0)

Consolidated net revenue	$180,847	$181,238	$(391)	(0.2)%

Finance and Service Charges. Finance and service charges from pawn loans increased $10.9 million, or 25.1%, from $43.4 million in the prior year quarter to $54.3 million in the current quarter. The increase is due primarily to higher average loan balances attributable to the increased amount of pawn loans written in the current quarter, particularly later in the quarter as demand for the product was higher mainly due to the absence of economic stimulus payments to consumers, as well as the inclusion of pawn service charges from Prenda Fácil for the current quarter. An increase in the average balance of pawn loans outstanding contributed $8.6 million of the increase and the higher annualized yield, which is a function of the blend in permitted rates for fees and service charges on pawn loans in all operating locations of the Company, contributed $2.3 million of the increase.
          The average balance of pawn loans outstanding during the current quarter increased by $26.9 million, or 19.9%, compared to the prior year quarter. The increase was due primarily to a 28.5% increase in the average number of pawn loans outstanding during the current quarter over the prior year quarter. A significant contribution to the increase in the number of pawn loans was the inclusion of pawn loans from Prenda Fácil.

          Pawn loan balances in domestic locations and foreign locations, combined, at June 30, 2009 were $176.3 million, which was $34.1 million, or 24.0% higher than at June 30, 2008. Annualized loan yield was 134.5% in the current quarter, compared to 129.3% in the prior year quarter. Pawn loan balances for same stores (stores that have been open for at least twelve months) at June 30, 2009 increased $12.5 million, or 8.8%, as compared to June 30, 2008. Prenda Fácil had pawn loans receivable of MXP 273.1 million (Mexican pesos), or USD $20.7 million as of June 30, 2009.
Proceeds from the Disposition of Merchandise. Profit from the disposition of merchandise represents the proceeds received from the disposition of merchandise in excess of the cost of disposed merchandise. The following table summarizes the proceeds from the disposition of merchandise and the related profit for the current quarter as compared to the prior year quarter (dollars in thousands):

	Three Months Ended June 30,
	2009			2008
	Merchan-	Refined		Merchan-	Refined
	dise	Gold	Total	dise	Gold	Total
Proceeds from disposition	$62,402	$47,771	$110,173	$65,695	$42,394	$108,089

Profit on disposition	$25,729	$12,910	$38,639	$27,354	$13,994	$41,348

Profit margin	41.2%	27.0%	35.1%	41.6%	33.0%	38.3%

Percentage of total profit	66.6%	33.4%	100.0%	66.2%	33.8%	100.0%
          The total proceeds from disposition of merchandise and refined gold increased $2.1 million, or 1.9% during the current quarter over the prior year quarter, but the total profit from the disposition of merchandise and refined gold decreased $2.7 million, or 6.6% during the current quarter from the prior year quarter. The decrease in profits from the disposition of merchandise during the current year quarter was mainly attributed to a generally weak economic environment that was exacerbated by the absence of federal stimulus payments to taxpayers during the same quarter in the prior year. This decrease in profit from the disposition of merchandise was offset by proceeds from disposition generated at some of the Company’s cash advance locations, which began offering gold buying and pawn lending services during the fourth quarter of 2008 and the first quarter of 2009, respectively. Overall gross profit margin decreased from 38.3% in the prior year quarter to 35.0% in the current quarter mostly due to a higher percentage mix of refined gold sold in the quarter.
          Proceeds from the disposition of merchandise, excluding refined gold, decreased $3.3 million, or 5.0%, during the current quarter over the prior year quarter, principally due to a generally weak economic environment exacerbated by the absence of federal stimulus payments to taxpayers. In addition, the profit margin on the disposition of merchandise (including jewelry sales) decreased slightly to 41.2% in the current quarter from 41.6% in the prior year quarter, excluding the effect of the disposition of refined gold.
          The profit margin on the disposition of refined gold decreased to 27.0% in the current quarter from 33.0% in the prior year quarter, primarily due to the higher cost of gold sold, which was not fully offset by the higher selling price of gold sold in the current quarter. The Company also experienced a smaller increase in the volume of refined gold sold during the current quarter, primarily due to the seasonally later rise in pawn loans balances as tax refunds were delayed in the first quarter of 2009. Typically, a rising amount of pawn loans secured by jewelry, the liquidation of jewelry inventory, and the sale of gold items purchased directly from customers will increase the volume of refined gold sold by the Company.
          The consolidated merchandise turnover rate remained flat at 2.8 times in the current quarter compared to the prior year quarter. Management expects that the profit margin on the disposition of merchandise will likely trend slightly below current levels mainly due to the weak economic environment which could reduce consumers’ appetite for retail purchases and an increase in the percentage mix of refined gold sales, which typically have lower gross profit margins.

          The table below summarizes the age of merchandise held for disposition before valuation allowance of $0.7 million and $1.9 million, respectively, at June 30, 2009 and 2008 (dollars in thousands).

	2009		2008
	Amount	%	Amount	%
Merchandise held for 1 year or less -

Jewelry	$66,882	65.0%	$64,917	65.8%

Other merchandise	27,948	27.2	25,539	25.8

Total merchandise held for 1 year or less	94,830	92.2	90,456	91.6

Merchandise held for more than 1 year -

Jewelry	5,080	4.9	5,232	5.3

Other merchandise	2,954	2.9	3,019	3.1

Total merchandise held for more than 1 year	8,034	7.8	8,251	8.4

Total merchandise held for disposition	$102,864	100.0%	$98,707	100.0%

          During 2008, the Company modified its methodology for assessing the reasonableness of its inventory allowance by taking a more comprehensive view of factors impacting the valuation of merchandise held for disposition. Beginning in 2008, a greater emphasis was placed on shrinkage rates as a measure of adequacy of the allowance, while maintaining the other measures of merchandise quality used in prior periods. Management believes that this approach more accurately reflects the near-term vulnerability of merchandise valuation impairment based on historical perspectives. As a result, the allowance was lower in the current year by $1.2 million, down from $1.9 million as of June 30, 2008 to $0.7 million as of June 30, 2009.
Cash Advance Fees. Cash advance fees decreased $8.2 million, or 8.9%, to $84.6 million in the current quarter, as compared to $92.8 million in the prior year quarter. The decrease in revenue from cash advance fees is predominantly due to the 26.7% decrease in cash advance fees from storefront activities and a 3.4% decrease in cash advance fees from the internet distribution channel. The decrease in storefront cash advance fees is mainly due to the closure of 56 storefront cash advance locations during 2008 and changes to certain markets for the cash advance product, which lowered rates and the revenue on the product or reduced the availability of the product altogether. In addition, the Company adjusted underwriting criteria for the cash advance product in late 2008 to reduce risk of loan losses, which has resulted in a decrease in cash advances written but has lowered the levels of losses in the current quarter. A generally weak economic environment and higher unemployment levels may have also contributed to the decrease in cash advance fees.
          As of June 30, 2009, cash advance products were available in 679 lending locations, including 431 pawn lending locations and 248 cash advance locations. In 249 of these lending locations, the Company arranges for customers to obtain cash advance products from independent third-party lenders for a fee. Cash advance fees from same stores (stores that have been open for at least twelve months) decreased $6.2 million, or 18.7%, to $27.0 million for the current quarter, compared to $33.2 million for the prior year quarter.
          Cash advance fees include revenue from the cash advance portfolio owned by the Company and fees paid to the Company for arranging, marketing or processing cash advance products from independent third-party lenders for customers. Cash advance fees associated with the Company’s card services activities include revenue from the Company’s participation interest in the receivables generated by the third party lender as well as marketing, processing and other miscellaneous fee income. See further discussion in Note 3 of Notes to Consolidated Financial Statements. Although cash advance transactions may take the form of loans or deferred check deposit transactions, credit services transactions, or the marketing and processing of, and the participation in receivables generated by, a third-party lender’s line of credit product, the transactions are referred to throughout this discussion as “cash advances” for convenience.
          The following table sets forth cash advance fees by operating segment for the quarters ended June 30, 2009 and 2008 (dollars in thousands):

	2009	2008	Increase (Decrease)
Cash advance segment components:
Storefront	$20,101	$27,427	$(7,326)	(26.7)%
Internet lending	54,854	56,777	(1,923)	(3.4)
Card services	2,418	—	2,418	N/A

Total cash advance segment	$77,373	$84,204	$(6,831)	(8.1)%
Pawn lending segment	7,229	8,645	(1,416)	(16.4)

Consolidated cash advance fees	$84,602	$92,849	$(8,247)	(8.9)%

          The amount of cash advances written increased $2.9 million, or 0.6%, to $534 million in the current quarter from $531 million in the prior year quarter. These amounts include $193 million in the current quarter and $178 million in the prior year quarter extended to customers by all independent third-party lenders. The average amount per cash advance decreased to $430 from $437 during the current quarter over the prior year quarter, primarily due to the mix within the portfolio and adjustments to underwriting criteria. The outstanding combined portfolio balance of cash advances increased $0.7 million, or 0.5%, to $146.3 million at June 30, 2009 from $145.7 million at June 30, 2008. Those amounts included $112.0 million and $112.9 million at June 30, 2009 and 2008, respectively, which are included in the Company’s consolidated balance sheet and are net of an allowance for losses of $22.2 million and $27.4 million, which has been provided in the consolidated financial statements for June 30, 2009 and 2008, respectively.
          In June 2008, the Governor of Ohio signed into law legislation that capped the annual percentage rate, as defined in the statute, on payday loans in that state at 28%, which effectively eliminated the profitability of the existing cash advance product in Ohio. When the new law became effective in the fourth quarter of 2008, the Company’s online business and its Ohio storefronts, including the remaining Ohio Cashland locations, began offering customers short-term unsecured loans governed by the Ohio Second Mortgage Loan statute, and most of the remaining Ohio Cashland locations also began offering gold buying services. Additionally, most Cashland locations in Ohio began offering pawn loans collateralized by jewelry during the first quarter of 2009.
          In May 2009, Minnesota adopted changes to its law governing short-term cash advances. The changes to the law cover the Company’s online cash advance product offered in Minnesota and become effective on August 1, 2009. The new law will cause a material change to the economics of the Company’s online offering in Minnesota and, in anticipation of this change, the Company decreased the number of cash advance loans extended to customers in Minnesota in the last half of 2008 and the first half of 2009. The Company plans to continue offering online cash advances to qualified customers in that State and management will be closely monitoring the economic viability of continuing to offer online cash advances in Minnesota.
          On July 10, 2009, the Company received notice that the Commonwealth Court of Pennsylvania has ruled in favor of the Department of Banking in Pennsylvania related to the online offering of cash advance products in that state. The Company has filed an appeal of this decision, but the Company has ceased originating new loans in Pennsylvania until a final decision on this appeal has been rendered. If this decision is not overturned, the Company anticipates a permanent discontinuation of its online cash advance product in that state. See Note 7 and Note 11 of Notes to Consolidated Financial Statements.

          Going forward, management believes that consolidated cash advance fees will be lower in the remainder of 2009 compared to the prior year. The reduced fees expected are primarily due to 56 closed storefront locations during 2008 and changes in, or the elimination of, earnings attributable to certain cash advance markets, including Florida, Pennsylvania, Minnesota and Ohio, that contributed to volume and revenue during 2008. Management believes that potential growth from new and existing markets for cash advance products may offset most of this loss of volume and revenue by the final quarter of 2009.
     The following table summarizes cash advances outstanding at June 30, 2009 and 2008 (dollars in thousands):

	2009	2008
Funded by the Company (a)
Active cash advances and fees receivable	$76,404	$71,590
Cash advances and fees in collection	19,174	29,184

Total funded by the Company (a)	95,578	100,774

Funded by third-party lenders(b) (c)
Active cash advances and fees receivable	38,131	32,760
Cash advances and fees in collection	12,636	12,119

Total funded by third-party lenders(b) (c)	50,767	44,879

Combined gross portfolio of cash advances and fees receivable(b) (d)	146,345	145,653
Less: Elimination of cash advances owned by third-party lenders	34,372	32,760

Company-owned cash advances and fees receivable, gross	111,973	112,893
Less: Allowance for losses	22,163	27,401

Cash advances and fees receivable, net	$89,810	$85,492

Allowance for loss on Company-owned cash advances	$22,163	$27,401
Accrued losses on third-party lender-owned cash advances	2,059	2,309

Combined allowance for losses and accrued third-party lender losses	$24,222	$29,710

Combined allowance for losses and accrued third-party lender losses as a % of combined gross portfolio(b) (d)	16.6%	20.4%

(a)	Cash advances written by the Company in its pawn and cash advance locations and through the Company’s internet distribution channel.

(b)	Non-GAAP presentation. For informational purposes and to provide a greater understanding of the Company’s businesses. Management believes that information provided with this level of detail is meaningful and useful in understanding the activities and business metrics of the Company’s operations. Management evaluates the cash advance portfolio on an aggregate basis including the loss provision for the Company-owned and the third-party lender-owned portfolio that the Company guarantees. The non-GAAP financial measure is provided immediately following its most comparable GAAP amount and can be reconciled to its most comparable GAAP amount through the presentation of the financial information above.

(c)	Cash advances written by third-party lenders that were marketed, processed or arranged by the Company on behalf of the third-party lenders, all at the Company’s pawn and cash advance locations and through the Company’s internet and card services distribution channels. (Note: The Company did not commence business in the card services distribution channel until the third quarter of 2008.)

(d)	Includes (i) cash advances written by the Company, and (ii) cash advances written by third-party lenders that were marketed, processed or arranged, by the Company on behalf of the third-party lenders, all at the Company’s pawn and cash advance locations and through the Company’s internet and card services distribution channels. (Note: The Company did not commence business in the card services distribution channel until the third quarter of 2008.)
Check Cashing Fees, Royalties and Other. Check cashing fees, royalties and other income from all segments decreased $0.3 million, or 8.9%, from the prior year quarter to $3.3 million in the current quarter due primarily to a lower volume of checks being cashed. Management believes check cashing volume in the prior year quarter was higher than normal mostly due to economic stimulus payments to individuals. The components of these fees are as follows (dollars in thousands):

	Three months ended June 30,
	2009				2008
	Pawn	Cash	Check		Pawn	Cash	Check
	Lending	Advance	Cashing	Total	Lending	Advance	Cashing	Total
Check cashing fees	$90	$734	$71	$895	$146	$1,099	$102	$1,347
Royalties	172	—	565	737	147	—	723	870
Other	655	1,021	18	1,694	692	729	13	1,434

	$917	$1,755	$654	$3,326	$985	$1,828	$838	$3,651

Cash Advance Loss Provision. The Company maintains an allowance for losses on cash advances at a level projected to be adequate to absorb credit losses inherent in the outstanding combined cash advance portfolio. The cash advance loss provision is utilized to increase the allowance carried against the outstanding company-owned cash advance portfolio (including participation interests in line of credit receivables acquired from a third-party lender) as well as expected losses in the third-party lender-owned portfolios which are guaranteed by the Company. The allowance is based on historical trends in portfolio performance based on the status of the balance owed by the customer. The Company charges off all cash advances once they have been in default for 60 days, or sooner if deemed uncollectible. Recoveries on losses previously charged to the allowance are credited to the allowance when collected. The cash advance loss provision decreased by $5.5 million to $29.2 million in the current quarter, from $34.7 million in the prior year quarter. The loss provision expense as a percentage of gross cash advances written was lower in the current quarter, decreasing to 5.5% from 6.5% in the prior year quarter. The loss provision as a percentage of cash advance fees decreased to 34.5% in the current quarter from 37.4% in the prior year quarter. The lower loss provision is primarily due to adjustments in underwriting of loans, an improved mix of customers, which is more heavily weighted to customers with better histories of repayment of loans and a lower concentration of customers with no performance history, and a higher percentage of collections on loans that were past due.
          Due to the short-term nature of the cash advance product and the high velocity of loans written, seasonal trends are evidenced in quarter-to-quarter performance. Typically, in the normal business cycle, sequential losses, as measured by the current period loss provision as a percentage of combined loans written in the period, are lowest in the first quarter and increase throughout the year, with the final two quarters experiencing the peak levels of losses. The quarterly sequential performance deviated from this typical cycle during 2008, as sequential loss rates decreased slightly from the third quarter to the fourth quarter. Management believes that this sequential decrease during 2008 was unusual and due mainly to the increase in customers with established borrowing histories as a percentage of all customers in the latter half of the year. This change in mix was primarily in the portfolio of cash advances originated by the Company’s online channel. In addition, management took steps to reduce losses in its storefront and online businesses beginning in the last half of 2008, including additional underwriting guidelines and more emphasis on collections activities. Management believes that the sequential trend in cash advance loan losses will return to its more traditional trend with the lowest loss levels in the first quarter and sequential increases each quarter thereafter during the remainder of 2009. The following table shows the Company’s sequential loss experience for each of the last five quarters under a variety of metrics used by the Company to evaluate performance:

	2008			2009
	Second	Third	Fourth	First	Second
	Quarter	Quarter	Quarter	Quarter	Quarter
Combined cash advance loss provision as a % of combined cash advances written (a)(b)	6.5%	7.6%	7.3%	5.1%	5.5%
Charge-offs (net of recoveries) as a % of combined cash advances written (a)(b)	5.2%	8.1%	8.0%	6.1%	4.4%

Combined cash advance loss provision as a % of cash advance fees (a)(b)	37.4%	42.5%	42.1%	30.8%	34.5%

Combined cash advances and fees receivable, gross(a)(b)	$145,653	$143,351	$140,527	$121,958	$146,345
Combined allowance for losses on cash advances	29,710	27,258	23,630	18,800	24,222

Combined cash advances and fees receivable, net(a)(b)	$115,943	$116,093	$116,897	$103,158	$122,123

Combined allowance for losses and accrued third-party lender losses as a % of combined gross portfolio (a)(b)	20.4%	19.0%	16.8%	15.4%	16.6%

(a)	Non-GAAP presentation. For informational purposes and to provide a greater understanding of the Company’s businesses. Management believes that information provided with this level of detail is meaningful and useful in understanding the activities and business metrics of the Company’s operations. Management evaluates the cash advance portfolio on an aggregate basis including its evaluation of the loss provision for the Company-owned portfolio and the third-party lender-owned portfolio that the Company guarantees.

(b)	Includes (i) cash advances written by the Company, and (ii) cash advances written by third-party lenders that were marketed, processed, or arranged by the Company on behalf of the third-party lenders, all at the Company’s pawn and cash advance locations and through the Company’s internet and card services distribution channels.
          The following table summarizes the cash advance loss provision for the three months ended June 30, 2009 and 2008, respectively (dollars in thousands):

	Three Months Ended
	June 30,
	2009	2008
Cash advance loss provision:
Loss provision on Company-owned cash advances	$28,641	$34,412
Loss provision on third-party owned cash advances	537	321

Combined cash advance loss provision	$29,178	$34,733

Charge-offs, net of recoveries	$23,756	$27,826

Cash advances written:
By the Company (a)	$339,044	$352,781
By third-party lenders(b)(c)	194,849	178,077

Combined cash advances written (b)(d)	$533,893	$530,858

Combined cash advance loss provision as a % of combined cash advances written (b)(d)	5.5%	6.5%
Charge-offs (net of recoveries) as a % of combined cash advances written (b)(d)	4.4%	5.2%

(a)	Cash advances written by the Company for its own account in pawn locations, cash advance locations and through the internet distribution channel.

(b)	Non-GAAP presentation. For informational purposes and to provide a greater understanding of the Company’s businesses. Management believes that information provided with this level of detail is meaningful and useful in understanding the activities and business metrics of the Company’s operations. Management evaluates and measures the cash advance portfolio performance on an aggregate basis including its evaluation of the loss provision for the Company-owned portfolio and the third-party lender-owned portfolio that the Company guarantees. (Note: The Company did not commence business in the card services distribution channel until the third quarter of 2008).

(c)	Cash advances written by third-party lenders that were marketed, processed or arranged by the Company on behalf of the third-party lenders, all at the Company’s pawn and cash advance locations and through the Company’s internet and card services distribution channels. (Note: The Company did not commence business in the card services distribution channel until the third quarter of 2008).

(d)	Includes (i) cash advances written by the Company, and (ii) cash advances written by third-party lenders that were marketed, processed or arranged by the Company on behalf of the third-party lenders, all at the Company’s pawn and cash advance locations and through the Company’s internet and card services distribution channels. (Note: The Company did not commence business in the card services distribution channel until the third quarter of 2008).
Operations Expenses. Consolidated operations expenses, as a percentage of total revenue, were 34.3% in the current quarter, compared to 32.4% in the prior year quarter. These expenses increased $6.4 million, or 7.9% in the current quarter compared to the prior year quarter. Pawn lending operating expenses increased $5.6 million, or 10.7%, to $58.1 million, primarily due to higher personnel costs due to the acquisition of a controlling interest in a chain of pawn lending locations in Mexico, staffing increases and benefits. The operations expenses for the cash advance activities increased $0.8 million, or 2.8%, to $28.5 million in the current quarter compared to the prior year quarter predominantly due to increases in operating expenses in the online business associated with expansion into new international markets and new product development activities which offset lower operating expenses in storefront activities due to closed locations.
          The Company’s operations expenses are predominately related to personnel and occupancy expenses. Personnel expenses include base salary and wages, performance incentives and benefits. Occupancy expenses include rent, property taxes, insurance, utilities and maintenance. The combination of personnel and occupancy expenses represents 74.9% of total operations expenses in the current quarter and 78.4% in the prior year quarter. The comparison is as follows (dollars in thousands):

	Three Months Ended June 30,
	2009		2008
		% of		% of
	Amount	Revenue	Amount	Revenue
Personnel	$45,883	18.2%	$44,441	17.9%
Occupancy	19,180	7.6	18,696	7.5
Other	21,819	8.5	17,392	7.0

Total	$86,882	34.3%	$80,529	32.4%

          The increase in personnel expenses is primarily due to the acquisition of a controlling interest in a chain of pawn lending locations in Mexico operating under the name “Prenda Fácil,” the growth of the Company’s online distribution channel and normal recurring salary adjustments. The increase in occupancy expense is primarily due to recurring rent and property tax increases, as well as the increase in occupancy expense associated with Prenda Fácil. These increases were partially offset by the closure of 56 storefront cash advance locations in 2008.
          The Company realigned some of its administrative activities during the first quarter 2009 to create more direct oversight of operations, resulting in classifying some expenses that were classified as administration expenses in prior periods as operating expenses. For comparison purposes, the Company reclassified the same direct expenses from earlier periods out of administrative expenses and into operations expenses. The amounts related to the current quarter and reclassified in the prior year quarter were $0.9 million and $0.6 million, respectively. There was no change in the aggregate amount of expenses related to this reclassification.
Administration Expenses. Consolidated administration expenses, as a percentage of total revenue, were 8.8% in the current quarter, compared to 8.4% in the prior year quarter. The components of administration expenses for the three months ended June 30, 2009 and 2008 are as follows (dollars in thousands):

	Three Months Ended June 30,
	2009		2008
		% of		% of
	Amount	Revenue	Amount	Revenue
Personnel	$13,091	5.2%	$14,030	5.7%
Other	9,103	3.6	6,525	2.7

Total	$22,194	8.8%	$20,555	8.4%

          The increase in administration expenses of $1.6 million in the current quarter over the prior year quarter was mainly due to the acquisition, in December 2008, of a controlling interest in the Prenda Fácil pawn lending locations and the growth of the Company’s online distribution channel.
          The Company realigned its administrative activities during the first quarter 2009 to create more direct oversight of operations, resulting in classifying some expenses that were classified as administration expenses in prior periods as operating expenses. For comparison purposes, the Company reclassified the same direct expenses from earlier periods out of administrative expenses and into operations expenses. The amounts related to the current quarter and reclassified in the prior year quarter were $0.9 million and $0.6 million, respectively. There was no change in the aggregate amount of expenses related to this reclassification.
Depreciation and Amortization. Depreciation and amortization expense as a percentage of total revenue was 4.1% in the current quarter, compared to 3.8% in the prior year quarter. Total depreciation and amortization expense increased $0.9 million, or 9.1%, primarily due to the acquisition of a controlling interest in a chain of pawn lending locations operating under the name “Prenda Fácil,” partially offset by a decrease due to closed storefront cash advance locations in 2008.
Interest Expense. Interest expense as a percentage of total revenue was 2.0% in the current quarter and 1.3% in the prior year quarter. Interest expense increased $1.9 million or 58.7%, to $5.1 million in the current quarter as compared to $3.2 million in the prior year quarter. The increase was primarily due to the increase in average floating rate borrowings ($269.9 million during the current quarter compared to $176.9 million in the prior year quarter), partially offset by the lower weighted average floating interest rate (2.4% during the current quarter compared to 3.8% during the prior year quarter). The Company’s offering of the 2009 Convertible Notes during the second quarter of 2009 also contributed to the increase in interest expense, as relatively lower cost floating rate debt was replaced by relatively higher fixed rate debt. See Note 5 of the Notes to Consolidated Financial Statements. The average amount of debt outstanding increased during the current quarter to $431.8 million from $293.9 million during the prior year quarter mainly due to the Prenda Fácil acquisition in the fourth quarter of 2008 and the supplemental earn-out payments related to CashNetUSA made in the second and fourth quarters of 2008, and in the first quarter of 2009. The Company incurred $0.4 million of non-cash interest related to the issuance of the 2009 Convertible Notes in May 2009. The effective blended borrowing cost was 4.0% in the current quarter and 4.8% in the prior year quarter.
Foreign Currency Transaction Gain/Loss. The Company is impacted by foreign currency transactions due to its foreign subsidiaries conducting business in currencies other than the U.S. dollar. In the current quarter, the Company recorded foreign currency transaction gain of approximately $0.3 million related to its operations in foreign countries, compared to $68,000 in the prior year quarter.
Income Taxes. The Company’s effective tax rate was 38.6% for the current quarter compared to 38.4% for the prior year quarter. The increase in the effective tax rate is primarily attributable to an increase in state and local taxes, partially offset by a lower statutory tax rate on income from foreign operations in the current quarter. During the current quarter, the Company accrued $0.3 million of additional interest and penalties on uncertain Mexican tax positions related to Prenda Fácil. This amount is included in administration expense, consistent with the Company’s policy of accounting for such items. The Company also accrued an additional

$0.5 million liability for unrecognized Mexican income tax benefits with an offsetting accrual of current deferred income tax benefits.
Net Income Attributable to the Noncontrolling Interest. Pursuant to SFAS 160, the Company eliminates the net income attributable to the non-controlling interest of Prenda Fácil and Huminal of 20.0% and 100.0%, respectively. For the current quarter, non-controlling interest related to Prenda Fácil and Huminal was income of $227,000 and a loss of $15,000, respectively. See Note 1 of Notes to Consolidated Financial Statements for further discussion about Huminal. Allocation of net income attributable to non-controlling interest excludes certain amortization and interest expenses related to the acquisition.
Six Months Ended June 30, 2009 Compared To Six Months Ended June 30, 2008
Consolidated Net Revenue. Consolidated net revenue increased $5.8 million, or 1.6%, to $366.4 million during the current period from $360.7 million during the prior year. Net revenue from the pawn segment increased $15.1 million, or 7.9%, largely due to increased finance and service charges from pawn loans and the Prenda Fácil acquisition. This increase was offset by a $9.1 million decrease in net revenue from the cash advance segment during the current quarter. The following table sets forth net revenue by operating segment for the six months June 30, 2009 and 2008 (dollars in thousands):

	Six months ended June 30,
	2009	2008	Increase/(Decrease)
Cash advance segment components:
Storefront	$45,037	$61,381	$(16,344)	(26.6)%
Internet lending	107,206	104,263	2,943	2.8
Card services	4,262	—	4,262	N/A

Total cash advance segment	$156,505	$165,644	$(9,139)	(5.5)%
Pawn lending segment components:
Domestic	194,842	193,154	1,688	0.9
Foreign	13,504	—	13,504	N/A

Total pawn lending segment	208,346	193,154	15,192	7.9%
Check cashing operations	1,586	1,858	(272)	(14.6)

Consolidated net revenue	$366,437	$360,656	$5,781	1.6%

Finance and Service Charges. Finance and service charges from pawn loans increased $20.4 million, or 23.5%, from $86.8 million in the prior year period to $107.2 million in the current period. The increase is due primarily to higher average loan balances attributable to the increased amount of pawn loans written particularly later in the second quarter as demand for the product was higher compared to the prior year mainly due to the absence of economic stimulus payments to consumers, as well as the inclusion of pawn service charges from Prenda Fácil in the current period. An increase in the average balance of pawn loans outstanding contributed $17.4 million of the increase and the higher annualized yield, which is a function of the blend in permitted rates for fees and service charges on pawn loans in all operating locations of the Company, contributed $3.0 million of the increase.
          The average balances of pawn loans outstanding during the current period increased by $28.6 million, or 21.5%, compared to the prior year period. The increase was due primarily to a 23.9% increase in the average number of pawn loans outstanding during the current period over the prior year period. A significant contribution to the increase in the number of pawn loans was the inclusion of pawn loans from Prenda Fácil.

          Pawn loan balances in domestic locations and foreign locations, combined, at June 30, 2009 were $176.3 million, which was $34.1 million, or 24.0% higher than at June 30, 2008. Annualized loan yield was 135.0% for the current period, compared to 131.0% in the prior year period. Pawn loan balances for same stores (stores that have been open for at least twelve months) at June 30, 2009 increased $12.5 million, or 8.8%, as compared to June 30, 2008. On December 16, 2008, the Company completed the acquisition of an 80% ownership interest in Prenda Fácil, a chain of pawn lending locations based in Mexico, which had pawn loans receivable of MXP 273.1 million (Mexican pesos), or USD $20.7 million as of June 30, 2009.
Proceeds from the Disposition of Merchandise. Profit from the disposition of merchandise represents the proceeds received from the disposition of merchandise in excess of the cost of disposed merchandise. The following table summarizes the proceeds from the disposition of merchandise and the related profit for the current period as compared to the prior year period (dollars in thousands):

	Six Months Ended June 30,
	2009			2008
	Merchan-	Refined		Merchan-	Refined
	dise	Gold	Total	dise	Gold	Total
Proceeds from disposition	$142,485	$97,448	$239,933	$144,050	$80,622	$224,672

Profit on disposition	$57,877	$28,020	$85,897	$59,286	$27,129	$86,415

Profit margin	40.6%	28.8%	35.8%	41.2%	33.7%	38.5%

Percentage of total profit	67.4%	32.6%	100.0%	68.6%	31.4%	100.0%
          The total proceeds from disposition of merchandise and refined gold increased $15.3 million, or 6.8% during the current period from the prior year period, and the total profit from the disposition of merchandise and refined gold decreased $0.5 million, or 0.6% during the current period over the prior year period. Profit from the disposition of merchandise decreased during the current period over the prior year period, mainly attributable to a generally weak economic environment that was exacerbated by the absence of economic stimulus checks issued to consumers in the prior year period. This decrease was offset by an increase in profit from the disposition of merchandise in the first quarter and the addition of profit from merchandise disposition at some of the Company’s cash advance locations, which began offering gold buying and pawn lending services during the fourth quarter of 2008 and the first quarter of 2009, respectively. Overall gross profit margin decreased from 38.5% in the prior year period to 35.8% in the current period mostly due to a higher percentage mix of refined gold sold in the period.
          Proceeds from disposition of merchandise, excluding refined gold, decreased $1.6 million, or 1.1%, during the current period from the prior year period, principally due to a generally weak economic environment exacerbated by an absence of direct federal stimulus payments to individuals. In addition, the profit margin on the disposition of merchandise (including jewelry sales) decreased slightly to 40.6% in the current period from 41.2% in the prior year period, excluding the effect of the disposition of refined gold causing a $1.4 million, or 2.4% decrease in the profit from the disposition of merchandise, excluding refined gold in the period compared to the prior year.
          The profit margin on the disposition of refined gold decreased to 28.8% in the current period from 33.7% in the prior year period, primarily due to the higher cost of gold sold, which was not fully offset by the higher selling price of gold sold in the current period. The Company also experienced an increase in the volume of refined gold sold during the current period, primarily due to a rising amount of pawn loans secured by jewelry, the liquidation of jewelry inventory, and the sale of gold items purchased directly from customers.
          The consolidated merchandise turnover rate increased to 3.0 times in the current period from 2.9 times in the prior year period as management continued to emphasize disposition of merchandise in the current period. Management expects that the profit margin on the disposition of merchandise will likely trend slightly below current levels mainly due to the weak economic environment which could reduce consumers’

appetite for retail purchases and an increase in the percentage mix of refined gold sales, which typically have lower gross profit margins.
Cash Advance Fees. Cash advance fees decreased $13.4 million, or 7.5%, to $164.9 million in the current period, as compared to $178.3 million in the prior year period. The decrease in revenue from cash advance fees is predominantly due to the 30.1% decrease in cash advance fees from storefront activities, partially offset by a 2.3% increase in cash advance fees from the internet distribution channel. The decrease in storefront cash advance fees is mainly due to the closure of 56 storefront cash advance locations during 2008 and changes to certain markets for the cash advance product, which lowered rates and the revenue on the product or reduced the availability of the product altogether. In addition, the Company adjusted underwriting criteria for the cash advance product in late 2008 to reduce risk of loan losses, which has resulted in a decrease in cash advances written but has lowered the levels of losses in the current period. A generally weak economic environment and higher unemployment levels may have also contributed to the decrease in cash advance fees.
          As of June 30, 2009, cash advance products were available in 679 lending locations, including 431 pawn lending locations and 248 cash advance locations. In 249 of these lending locations, the Company arranges for customers to obtain cash advance products from independent third-party lenders for a fee. Cash advance fees from same stores (stores that have been open for at least twelve months) decreased $14.1 million, or 21.0%, to $53.0 million for the current period, compared to $67.1 million for the prior year period.
          Cash advance fees include revenue from the cash advance portfolio owned by the Company and fees paid to the Company for arranging, marketing or processing cash advance products from independent third-party lenders for customers. Cash advance fees associated with the Company’s card services activities include revenue from the Company’s participation interest in the receivables generated by the third party lender as well as marketing, processing and other miscellaneous fee income. See further discussion in Note 3 of Notes to Consolidated Financial Statements. Although cash advance transactions may take the form of loans or deferred check deposit transactions, credit services transactions or the marketing and processing of, and the participation in receivables generated by, a third-party lender’s line of credit product, the transactions are referred to throughout this discussion as “cash advances” for convenience.
          The following table sets forth cash advance fees by operating segment for the six months ended June 30, 2009 and 2008 (dollars in thousands):

	2009	2008	Increase (Decrease)
Cash advance segment components:
Storefront	$39,235	$56,120	$(16,885)	(30.1)%
Internet lending	106,610	104,259	2,351	2.3
Card services	4,258	—	4,258	N/A

Total cash advance segment	$150,103	$160,379	$(10,276)	(6.4)%
Pawn lending segment	14,807	17,930	(3,123)	(17.4)

Consolidated cash advance fees	$164,910	$178,309	$(13,399)	(7.5)%

          The amount of cash advances written increased $1.8 million, or 0.2%, to $1,022 million in the current period from $1,020 million in the prior year period. These amounts include $370 million in the current period and $340 million in the prior year period extended to customers by all independent third-party lenders. The average amount per cash advance increased to $436 from $435 during the current period over the prior year period, primarily due to the mix within the portfolio and adjustments to underwriting criteria. The outstanding combined portfolio balance of cash advances increased $0.7 million, or 0.5%, to $146.3 million at June 30, 2009 from $145.7 million at June 30, 2008. Those amounts included $112.0 million and $112.9 million at June 30, 2009 and 2008, respectively, which are included in the Company’s consolidated balance sheet and are net of an allowance for losses of $22.2 million and $27.4 million, which has been provided in the consolidated financial statements for June 30, 2009 and 2008, respectively.

          In June 2008, the Governor of Ohio signed into law legislation that capped the annual percentage rate, as defined in the statute, on payday loans in that state at 28%, which effectively eliminated the profitability of the existing cash advance product in Ohio. When the new law became effective in the fourth quarter of 2008, the Company’s online business and its Ohio storefronts, including the remaining Ohio Cashland locations, began offering customers short-term unsecured loans governed by the Ohio Second Mortgage Loan statute, and most of the remaining Ohio Cashland locations also began offering gold buying services. Additionally, most Cashland locations in Ohio began offering pawn loans collateralized by jewelry during the first quarter of 2009.
          In May 2009, Minnesota adopted changes to its law governing short-term cash advances. The changes to the law cover the Company’s online cash advance product offered in Minnesota and become effective on August 1, 2009. The new law will cause a material change to the economics of the Company’s online offering in Minnesota. In anticipation of this change, the Company decreased the number of cash advance loans extended to customers in Minnesota in the last half of 2008 and the first half of 2009. The Company plans to continue offering online cash advances to qualified customers in that State and management will be closely monitoring the economic viability of continuing to offer online cash advances in Minnesota.
          On July 10, 2009, the Company received notice that the Commonwealth Court of Pennsylvania has ruled in favor of the Department of Banking in Pennsylvania related to the online offering of cash advance products in that state. The Company has filed an appeal of this decision, but the Company has ceased originating new loans in Pennsylvania until a final decision on this appeal has been rendered. If this decision is not overturned, the Company anticipates a permanent discontinuation of its online cash advance product in that state. See Note 7 and Note 11 of Notes to Consolidated Financial Statements.
          Going forward, management believes that consolidated cash advance fees will be lower in the remainder of 2009 compared to the prior year. The reduced fees expected are primarily due to 56 closed storefront locations during 2008 and changes in, or the elimination of, earnings attributable to certain cash advance markets, including Florida, Pennsylvania, Minnesota and Ohio, that contributed to volume and revenue during 2008. Management believes that potential growth from new and existing markets for cash advance products may offset most of this loss of volume and revenue by the final quarter of 2009.
Check Cashing Fees, Royalties and Other. Check cashing fees, royalties and other income from all segments decreased $0.7 million, or 8.0%, from the prior year period to $8.4 million in the current period primarily due to a lower volume of checks being cashed. Management believes check cashing volume in the prior year period was higher than normal mostly due to economic stimulus payments to individuals. The components of these fees are as follows (dollars in thousands):

	Six Months Ended June 30,
	2009				2008
	Pawn	Cash	Check		Pawn	Cash	Check
	Lending	Advance	Cashing	Total	Lending	Advance	Cashing	Total
Check cashing fees	$255	$2,325	$181	$2,761	$384	$3,115	$225	$3,724
Royalties	382	—	1,364	1,746	357	—	1,603	1,960
Other	1,316	2,527	41	3,884	1,257	2,150	30	3,437

	$1,953	$4,852	$1,586	$8,391	$1,998	$5,265	$1,858	$9,121

Cash Advance Loss Provision. The cash advance loss provision decreased by $7.9 million to $54.0 million in the current period, from $61.9 million in the prior year period. The loss provision as a percentage of gross cash advances written decreased to 5.3% from 6.1% in the prior year period. The loss provision as a percentage of cash advance fees decreased to 32.7% in the current period from 34.7% in the prior year period. The lower loss provision is primarily due to adjustments in underwriting of loans, an improved mix of customers, which is more heavily weighted to customers with better histories of repayment of loans, a lower concentration of customers with no performance history, and a higher percentage of collections on loans that were past due.
          The following table summarizes the cash advance loss provision for the six months ended June 30, 2009 and 2008, respectively (dollars in thousands):

	Six Months Ended
	June 30,
	2009	2008
Cash advance loss provision:
Loss provision on Company-owned cash advances	$54,028	$61,386
Loss provision on third-party owned cash advances	(76)	481

Combined cash advance loss provision	$53,952	$61,867

Charge-offs, net of recoveries	$53,360	$59,661

Cash advances written:
By the Company (a)	$652,057	$679,711
By third-party lenders (b)(c)	369,763	340,180

Combined cash advances written (b)(d)	$1,021,820	$1,019,891

Combined cash advance loss provision as a % of combined cash advances written (b)(d)	5.3%	6.1%
Charge-offs (net of recoveries) as a % of combined cash advances written (b)(d)	5.2%	5.8%

(a)	Cash advances written by the Company for its own account in pawn locations, cash advance locations and through the internet distribution channel.

(b)	Non-GAAP presentation. For informational purposes and to provide a greater understanding of the Company’s businesses. Management believes that information provided with this level of detail is meaningful and useful in understanding the activities and business metrics of the Company’s operations. Management evaluates and measures the cash advance portfolio performance on an aggregate basis including its evaluation of the loss provision for the Company-owned portfolio and the third-party lender-owned portfolio that the Company guarantees. (Note: The Company did not commence business in the card services distribution channel until the third quarter of 2008).

(c)	Cash advances written by third-party lenders that were marketed, processed or arranged by the Company on behalf of the third-party lenders, all at the Company’s pawn and cash advance locations and through the Company’s internet and card services distribution channels. (Note: The Company did not commence business in the card services distribution channel until the third quarter of 2008).

(d)	Includes (i) cash advances written by the Company, and (ii) cash advances written by third-party lenders that were marketed, processed or arranged by the Company on behalf of the third-party lenders, all at the Company’s pawn and cash advance locations and through the Company’s internet and card services distribution channels. (Note: The Company did not commence business in the card services distribution channel until the third quarter of 2008).
Operations Expenses. Consolidated operations expenses, as a percentage of total revenue, were 33.1% in the current period, an increase from 32.4% in the prior year period. These expenses increased $11.2 million, or 6.9% in the current period compared to the prior year period. Pawn lending operating expenses increased $9.3 million, or 8.7%, to $115.7 million, primarily due to higher personnel related costs due to the acquisition of a controlling interest in a chain of pawn lending locations in Mexico, staffing increases and benefits. The operations expenses for the cash advance activities increased $2.0 million, or 3.6%, to $56.1 million in the current period compared to the prior year period predominantly due to increases in operating expenses in the online business associated with expansion into new international markets and new product development activities, which offset lower operating expenses in storefront activities due to closed locations.

          The Company’s operations expenses are predominately related to personnel and occupancy expenses. Personnel expenses include base salary and wages, performance incentives and benefits. Occupancy expenses include rent, property taxes, insurance, utilities and maintenance. The combination of personnel and occupancy expenses represents 76.9% of total operations expenses in the current period and 79.4% in the prior year period. The comparison is as follows (dollars in thousands):

	Six Months Ended June 30,
	2009		2008
		% of		% of
	Amount	Revenue	Amount	Revenue
Personnel	$93,435	18.0%	$90,480	18.1%
Occupancy	39,218	7.5	37,525	7.5
Other	39,760	7.6	33,249	6.8

Total	$172,413	33.1%	$161,254	32.4%

          The increase in personnel expenses is primarily due to the acquisition, in December 2008, of a controlling interest in a chain of pawn lending locations in Mexico operating under the name “Prenda Fácil,” the growth of the Company’s online distribution channel and normal recurring salary adjustments. The increase in occupancy expense is primarily due to recurring rent and property tax increases as well as the increase in occupancy expense associated with the chain of pawn lending locations in Mexico. These increases were partially offset by the closure of 56 storefront cash advance locations in 2008.
          The Company realigned its administrative activities during the first quarter 2009 to create more direct oversight of operations, resulting in classifying some expenses that were classified as administration expenses in prior periods as operating expenses. For comparison purposes, the Company reclassified the same direct expenses from earlier periods out of administrative expenses and into operations expenses. The amounts related to the current period and reclassified in the prior year period were $1.6 million and $1.2 million, respectively. There was no change in the aggregate amount of expenses related to this reclassification.
Administration Expenses. Consolidated administration expenses, as a percentage of total revenue, were 8.4% in the current period, compared to 7.6% in the prior year period. The components of administration expenses for the six months ended June 30, 2009 and 2008 are as follows (dollars in thousands):

	Six Months Ended June 30,
	2009		2008
		% of		% of
	Amount	Revenue	Amount	Revenue
Personnel	$28,088	5.4%	$26,137	5.2%
Other	15,571	3.0	12,374	2.4

Total	$43,659	8.4%	$38,511	7.6%

          The increase in administration expenses of $5.1 million in the current period over the prior year period was mainly due to the acquisition, in December 2008, of a controlling interest in a chain of pawn lending locations in Mexico operating under the name “Prenda Fácil,” the growth of the Company’s online distribution channel and normal recurring salary adjustments.
          The Company realigned its administrative activities during the first quarter 2009 to create more direct oversight of operations, resulting in classifying some expenses that were classified as administration expenses in prior periods as operating expenses. For comparison purposes, the Company reclassified the same direct expenses from earlier periods out of administrative expenses and into operations expenses. The amounts related to the current period and reclassified in the prior year period were $1.6 million and $1.2 million, respectively. There was no change in the aggregate amount of expenses related to this reclassification.
Depreciation and Amortization. Depreciation and amortization expense as a percentage of total revenue was 4.0% in the current period, compared to 3.7% in the prior year period. Total depreciation and amortization expense increased $2.1 million, or 11.1%, primarily due to the acquisition of a controlling interest in a chain of pawn lending locations operating under the name “Prenda Fácil,” partially offset by a decrease due to closed storefront cash advance locations in 2008.
Interest Expense. Interest expense as a percentage of total revenue was 2.0% in the current period and 1.3% in the prior year period. Interest expense increased $3.4 million or 51.3%, to $10.2 million in the current period as compared to $6.7 million in the prior year period. The increase was primarily due to the increase in average floating rate borrowings ($287.7 million during the current period compared to $164.1 million in the prior year period), partially offset by the lower weighted average floating interest rate (2.4% during the current period compared to 4.3% during the prior year period). The Company’s offering of the 2009 Convertible Notes during the second quarter of 2009 also contributed to the increase in interest expense, as relatively lower cost floating rate debt was replaced by relatively higher fixed rate debt. See Note 5 of the Notes to Consolidated Financial Statements for further discussion of the 2009 Convertible Notes. The average amount of debt outstanding increased during the current period to $423.0 million from $281.1 million during the prior year period mainly due to the Prenda Fácil acquisition in the fourth quarter of 2008 and the supplemental earn-out payments related to CashNetUSA made in the second and fourth quarters of 2008, and in the first quarter of 2009. The Company also incurred non-cash interest of $0.4 million related to the issuance of the 2009 Convertible Notes in May 2009. The effective blended borrowing cost was 3.7% in the current period and 5.1% in the prior year period.
Foreign Currency Transaction Gain/Loss. The Company is impacted by foreign currency transactions due to its foreign subsidiaries conducting business in currencies other than the U.S. dollar. In the current period, the Company recorded foreign currency transaction losses of approximately $0.1 million related to its operations in foreign countries, compared to $72,000 in the prior year period.
Income Taxes. The Company’s effective tax rate was 37.5% for the current period compared to 37.6% for the prior year period. The decrease in the effective tax rate is primarily attributable to a lower statutory tax rate on income from foreign operations in the current period, partially offset by an increase in state and local taxes. During the current period, the Company accrued $0.3 million of additional interest and penalties on uncertain Mexican tax positions related to Prenda Fácil. This amount is included in administration expense, consistent with the Company’s policy of accounting for such items. The Company also accrued an additional $0.5 million liability for unrecognized Mexican income tax benefits with an offsetting accrual of current deferred income tax benefits.
Net Income Attributable to the Noncontrolling Interest. Pursuant to SFAS 160, the Company eliminates the net income attributable to the non-controlling interest of Prenda Fácil and Huminal of 20.0% and 100.0%, respectively. For the current period, non-controlling interest related to Prenda Fácil and Huminal was $496,000 and $31,000, respectively. Allocation of net income attributable to non-controlling interest excludes certain amortization and interest expenses related to the acquisition.

LIQUIDITY AND CAPITAL RESOURCES
          The Company’s cash flows and other key indicators of liquidity are summarized as follows (dollars in thousands):

	Six Months Ended
	June 30,
	2009	2008
Operating activities cash flows	$111,745	$118,934

Investing activities cash flows:

Pawn loans	$7,264	$2,305
Cash advances	(60,987)	(58,037)
Acquisitions	(42,480)	(63,919)
Property and equipment additions	(19,369)	(27,620)
Proceeds from property insurance	235	744
Total Investing activities cash flows	$(115,337)	$(146,527)

Financing activities cash flows	$(2,045)	$34,856

Working capital	$374,795	$279,685
Current ratio	5.1x	3.0x
Merchandise turnover	3.0x	2.9x
Cash flows from operating activities. Net cash provided by operating activities was $111.7 million for the current period, a decrease of 6.0% compared to the prior year period. Net cash generated by the Company’s pawn lending operations and cash advance operations was $49.1 million and $62.8 million, respectively, and cash used by check cashing operations was $0.2 million. The decrease in net cash from operating activities was primarily due to a decrease in operating cash flows for the cash advance and check cashing segments of $29.1 million and $0.7 million, respectively, partially offset by an increase in the operating cash flows for the pawn lending segment of $22.6 million.
Cash flows from investing activities. The Company’s pawn lending investing activities provided cash of $7.3 million and cash advance investing activities used cash of $61.0 million during the current period. The Company also invested $19.4 million in property and equipment, including $2.2 million toward the development of a new point-of-sale system and $17.2 million for the development and enhancements to communications and information systems, establishment of new locations and the remodeling of certain locations.
          On March 31, 2009, the Company made payments totaling $36.0 million in connection with the acquisition of substantially all of the assets of The Check Giant, LLC (“TCG”). On April 27, 2009, the Company paid a final true up payment of $5.0 million pursuant to an agreement with TCG to reflect amounts collected between October 1, 2008 and March 31, 2009 on loans that had been reserved in its allowance for loan losses as of September 30, 2008, less the costs of collecting on such loans.
          On July 23, 2008, the Company, through a wholly-owned subsidiary, Primary Cash Holdings, LLC (now known as Primary Innovations, LLC, or “PI”), purchased substantially all the assets of Primary Business Services, Inc., Primary Finance, Inc., Primary Processing, Inc. and Primary Members Insurance Services, Inc. (collectively, “PBSI”), a group of companies in the business of, among other things, providing loan processing services for, and participating in receivables associated with, a bank issued line of credit made available by the bank on certain stored-value debit cards the bank issues. The Company also agreed to pay up to eight supplemental earn-out payments during the four-year period after the closing. The amount of each supplemental payment is to be based on a multiple of 3.5 times the consolidated earnings attributable to

PI’s business for a specified period (generally 12 months) preceding each scheduled supplemental payment, reduced by amounts previously paid. The first supplemental payment required a minimum payment of $2.7 million and was made on April 1, 2009. Based on the terms of the agreement, no payment was due for the second supplemental payment calculated for the June 30, 2009 measurement date. Substantially all of these supplemental payments will be accounted for as goodwill. The remaining supplemental payments will be calculated as described above based on measurement dates of each December 31 and June 30 through June 30, 2012, with the payment due approximately 45 days after the measurement date. The Company does not anticipate that a payment will be required for the next measurement date based on the current level of performance and the amount of payments previously made to date. The activities of PI are included in the results of the Company’s cash advance segment.
          On December 16, 2008, the Company completed the acquisition of 80% of the outstanding stock of Creazione Estilo, S.A. de C.V., SOFOM, E.N.R., a Mexican sociedad anónima de capital variable, sociedad financiera de objeto múltiple, entidad no regulada (“Creazione”), which, as of June 30, 2009, operates a chain of 146 pawn lending locations in Mexico under the name “Prenda Fácil.” The Company agreed to pay one supplemental earn-out payment in an amount based on a five times multiple of the consolidated earnings of Creazione’s business as specifically defined in the Stock Purchase Agreement (generally Creazione’s earnings before interest, income taxes, depreciation and amortization expenses) for the twelve-month period ending June 30, 2011, reduced by amounts previously paid. This supplemental payment is expected to be paid in cash on or before August 15, 2011 and will be accounted for as goodwill.
          Management anticipates that capital expenditures for the remainder of 2009 will be approximately $10.0 to $20.0 million, primarily for the remodeling of selected operating units, for the continuing development and enhancements to communications and information systems, including the multi-year project to upgrade the Company’s proprietary point-of-sale and information system, and for the establishment of approximately 20 to 30 new pawn lending locations, primarily in its foreign operations.
          Cash flows from financing activities. During the current period, the Company made payments of $90.1 million under its bank lines of credit. On May 20, 2009, the Company prepaid its $10.0 million senior unsecured long-term notes, due in November 2012 without penalty. In addition, on June 30, 2009, the Company repaid the remaining balance of $8.5 million of its 7.2% unsecured notes. Additional uses of cash included $2.1 million for dividends paid, and $1.7 million for the repurchase of 85,000 shares under the 2007 authorization.
          On May 19, 2009, the Company completed the offering to certain qualified institutional buyers pursuant to Rule 144A of the Securities Act of 1933, as amended, of $115 million aggregate principal amount of 5.25% Convertible Senior Notes due May 15, 2029 (the “2009 Convertible Notes”), which includes its offering of $100 million aggregate principal amount of its 2009 Convertible Notes and an additional $15 million aggregate principal amount of its 2009 Convertible Notes that were sold pursuant to the exercise of an over-allotment option by the initial purchasers. The Company received net proceeds of approximately $111.1 million, after deducting the initial purchasers’ discount and the estimated offering expenses payable by the Company. Non-cash interest expense related to the amortization of the discount on the 2009 Convertible Notes was recognized in the Company’s Consolidated Statements of Income was $0.4 million for the three and six months ended June 30, 2009. The Company used a portion of the net proceeds of the offering to repay existing indebtedness, including outstanding balances under its revolving credit facility. The remaining portion was used for general corporate purposes.
          The Company’s credit agreements and senior unsecured notes require that the Company maintain certain financial ratios. The Company is in compliance with all covenants and other requirements set forth in its debt agreements. A significant decline in demand for the Company’s products and services may cause the Company to reduce its planned level of capital expenditures and lower its working capital needs in order to maintain compliance with the financial ratios in those agreements. A violation of the Company’s credit agreements or senior unsecured note agreements could result in an acceleration of the Company’s debt and increase the Company’s borrowing costs and could adversely affect the Company’s ability to renew its existing credit facility or obtain new credit on favorable terms in the future. The Company does not anticipate a significant decline in demand for its services and has historically been successful in maintaining compliance with and renewing its debt agreements.
          The Company’s short-term liquidity requirements are adequately provided for under its $300.0 million line of credit, which is a multi-year committed facility by a group of ten commercial banks. The completion of the $115 million convertible note offering significantly improved the Company’s liquidity position. However, management will continue to closely monitor the Company’s liquidity needs and review alternatives for additional capital based on its view that the current dysfunctional nature of the credit markets may continue for the foreseeable future. To ensure that it is in a position to meet the needs of its business, management will continue to evaluate and possibly pursue alternatives such as the sale of assets, reductions in capital spending and changes to its current assets and/or the issuance of debt or equity securities, all of which could be expected to generate additional liquidity.
          Management believes that the borrowings available ($106.6 million at June 30, 2009) under the credit facilities, cash generated from operations and current working capital of $374.8 million should be sufficient to meet the Company’s anticipated capital requirements for its businesses. The characteristics of the current assets, specifically the ability to rapidly liquidate gold jewelry and adjust outflows of cash in its lending practices, gives the Company flexibility to quickly modify its business strategy to increase cash flow from its business, if necessary.
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
          Under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, management of the Company has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of June 30, 2009 (the “Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective (i) to ensure that information required to be disclosed in reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms; and (ii) to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.
          There was no change in the Company’s internal control over financial reporting during the quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
          Except as set forth below, there have been no material changes from the Risk Factors described in Part 1 “Item 1A. Risk Factors” of the Company’s Form 10-K for the fiscal year ended December 31, 2008.
Adverse changes in laws or regulations affecting the Company’s short-term consumer loan services could negatively impact the Company’s operations.
          The Company’s products and services are subject to extensive regulation and supervision under various federal, state and local laws, ordinances and regulations. Failure to comply with applicable laws and regulations could subject the Company to regulatory enforcement action that could result in the assessment against the Company of civil, monetary or other penalties. The Company faces the risk that restrictions or limitations resulting from the enactment, change, or interpretation of laws and regulations could negatively affect the Company’s business activities or effectively eliminate some of the Company’s current loan products. In particular, short-term consumer loans have come under increased regulatory scrutiny in recent years that has resulted in increasingly restrictive regulations and legislation that makes offering such loans less profitable or unattractive to the Company. Regulations adopted by some states require that all borrowers of certain short-term loan products be listed on a database and limit the number of such loans a borrower may have outstanding. Other regulations limit the availability of the Company’s cash advance products to active duty military personnel. Legislative or regulatory activities may also limit the amount of interest and fees to levels that do not permit the offering of cash advance loans to be feasible or may limit the number of short-term loans that customers may receive or have outstanding.
          Certain consumer advocacy groups and federal and state legislators have also asserted that laws and regulations should be tightened so as to severely limit, if not eliminate, the availability of certain cash advance products to consumers, despite the significant demand for it. In particular, both the executive and legislative branches of the federal government have recently exhibited an increasing interest in debating legislation that could further regulate short-term consumer loan products. Various cash advance bills have been proposed or introduced in the U.S. Congress that could, among other things, place a cap on the effective annual percentage rate (“APR”) on all consumer loan transactions (which would encompass both the Company’s cash advance and pawn businesses), place a cap on the dollar amount of fees that may be charged for cash advances, ban rollovers (payment of a fee to extend the term of a cash advance or other short-term financing), require the Company to offer an extended payment plan, allow for minimal origination fees for advances originated over the Internet, limit refinancings and the rates to be charged for refinancings and require cash advance lenders to be bonded. Federal bills to establish a consumer financial protection agency with broad regulatory powers over consumer credit products have also been introduced.
          The Company is also following legislative and regulatory developments in individual states where the Company does business. In particular, the Company is currently closely monitoring legislative and regulatory developments in Arizona, Minnesota, Ohio, Pennsylvania, Wisconsin and Washington, among others.
          The Company cannot currently assess the likelihood of any future unfavorable federal or state legislation or regulations being proposed or enacted. Also, there can be no assurance that additional legislative or regulatory initiatives will not be enacted which would severely restrict, prohibit or eliminate the Company’s ability to offer a cash advance product. Any federal or state legislative or regulatory action that severely restricts, by imposing a national APR limit on consumer loan transactions or otherwise, or prohibits cash advance and similar services, if enacted, could have a material adverse impact on the Company’s business, prospects, results of operations and financial condition and could impair the Company’s ability to continue current operations.
          In addition to state and federal laws and regulations, the Company’s business is subject to various local rules and regulations such as local zoning regulation and permit licensing. Local jurisdictions’ efforts to restrict pawnshop operations and cash advance lending through the use of local zoning and permitting laws have been on the increase. Actions taken in the future by local governing bodies to require special use permits for, or impose other restrictions on pawn lending locations or cash advance lenders could have a material adverse effect on the Company’s business, results of operations and financial condition.
Current and future litigation or regulatory proceedings could have a material adverse effect on the Company’s business, prospects, results of operations and financial condition.
          The Company is currently subject to lawsuits that could cause it to incur substantial expenditures and generate adverse publicity. The Company is also likely to be subject to further litigation in the future. The consequences of an adverse ruling in any current or future litigation could cause the Company to have to refund fees and/or interest collected, refund the principal amount of advances, pay treble or other multiple damages, pay monetary penalties and/or modify or terminate our operations in particular states. Defense of any lawsuit, even if successful, could require substantial time and attention of the Company’s senior officers and other management personnel that would otherwise be spent on other aspects of the Company’s business and could require the expenditure of significant amounts for legal fees and other related costs. Settlement of lawsuits may also result in significant payments and modifications to the Company’s operations. The Company is also subject to regulatory proceedings, and the Company could suffer losses from interpretations of state laws in those regulatory proceedings, even if it is not a party to those proceedings. Any of these events could have a material adverse effect on the Company’s business, prospects, results of operations and financial condition.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
          The following table provides the information with respect to purchases made by the Company of shares of its common stock, par value $0.10, during each of the months in the first six months of 2009:

			Total Number of	Maximum Number
	Total Number	Average	Shares Purchased as	of Shares that May
	of Shares	Price Paid	Part of Publicly	Yet Be Purchased
Period	Purchased (1)	Per Share	Announced Plan (2)	Under the Plan (2)

January 1 to January 31	603	$27.66	—	1,255,000
February 1 to February 28	16,918	$17.84	—	1,255,000
March 1 to March 31 (3)	295	$14.83	—	1,255,000
April 1 to April 30 (3)	—	—	—	1,255,000
May 1 to May 31	487	$23.37	—	1,255,000
June 1 to June 30	85,000	$22.09	85,000	1,170,000

Total	103,303	$21.41	85,000

(1)	Includes shares purchased on the open market relating to compensation deferred by a director under the 2004 Long-Term Incentive Plan and participants in the Company’s Non-Qualified Savings Plan of 1, 491, 127 and 487 shares for the months of January, February, March and May, respectively, and shares withheld from employees as partial tax payments for shares issued under stock-based compensation plans of 602, 16,427 and 168 shares for the months of January, February and March, respectively.

(2)	On October 24, 2007, the Board of Directors authorized the Company’s repurchase of up to a total of 1,500,000 shares of its common stock.

(3)	In March and April, the Company’s third party record keeper for the Non-Qualified Savings Plan erroneously sold 16,632 and 14,085 shares of the Company’s common stock held in the plan, respectively, and repurchased, at the record keeper’s expense, 12,931 and 16,937 shares, respectively, to correct their error.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Submission of Matters to a Vote of Security Holders
     On April 22, 2009, the Company’s 2009 Annual Meeting of Shareholders was held. At that meeting, the following five proposals were submitted to a vote of the Company’s shareholders:
•	Proposal 1 — Election of eight directors to serve until the 2010 Annual Meeting of Shareholders;

•	Proposal 2 — Proposal to approve the amendment and restatement of the Cash America International, Inc. 2004 Long-Term Incentive Plan (the “First Amended and Restated LTIP”);

•	Proposal 3 — Proposal to approve an increase in the number of shares authorized for issuance under the First Amended and Restated LTIP;

•	Proposal 4 — Ratify the appointment of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for 2009; and

•	Proposal 5 — Consider a shareholder proposal regarding anti-predatory lending policies submitted jointly by Christian Brothers Investment Services, Inc. and the Benedictine Sisters of Boerne, Texas.
There was no other business brought before the meeting that required shareholder approval. Votes were cast as follows:

	For	Withheld
Proposal 1 - Election of Directors:

Jack R. Daugherty	23,757,886	2,452,109
Daniel E. Berce	16,910,893	9,299,102
Daniel R. Feehan	23,781,952	2,428,044
Albert Goldstein	22,417,048	3,792,948
James H. Graves	17,097,305	9,112,690
B. D. Hunter	24,241,947	1,968,048
Timothy J. McKibben	24,249,427	1,960,568
Alfred M. Micallef	24,246,412	1,963,584

				Broker
	For	Against	Abstain	Non-Votes
Proposal 2 — Approval of the First Amended and Restated LTIP	21,608,256	1,621,888	23,580	2,956,271

Proposal 3 — Approval of an Increase in the Number of Shares Authorized for Issuance under the First Amended and Restated LTIP	21,352,404	1,878,245	23,075	2,956,271

Proposal 4 — Ratification of Independent Auditors	24,642,678	1,539,191	28,125	—

Proposal 5 — Shareholder Proposal	2,096,577	19,922,140	1,235,006	2,956,272

Item 5.	Other Information
None.

Item 6.	Exhibits

Exhibit	Description

4.1	Indenture dated May 19, 2009 between Cash America International, Inc. and Wells Fargo, National Association as trustee (incorporated herein by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K, filed May 19, 2009, File No. 001-09733)

10.1	Cash America International, Inc. First Amended and Restated 2004 Long-Term Incentive Plan, as amended (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed April 28, 2009, File No. 001-09733)

10.2	Cash America International, Inc. 2008 Long-Term Incentive Plan for Cash America Net Holdings, LLC (sub-plan) (incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, filed April 28, 2009, File No. 001-09733)

10.3	Form of 2009 Restricted Stock Unit Award Agreement for Non-Employee Directors under the First Amended and Restated Cash America International, Inc. 2004 Long-Term Incentive Plan, as amended

10.4	Form of Unit Award Certificate for Employees under the Cash America International, Inc. 2008 Long-Term Incentive Plan for Cash America Net Holdings, LLC

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 24, 2009	CASH AMERICA INTERNATIONAL, INC.
	By:	/s/ Thomas A. Bessant, Jr.
Thomas A. Bessant, Jr.
Executive Vice President and Chief Financial Officer (On behalf of the Registrant and as Principal Financial Officer)

EXHIBIT INDEX

Exhibit	Description

4.1	Indenture dated May 19, 2009 between Cash America International, Inc. and Wells Fargo, National Association as trustee (incorporated herein by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K, filed May 19, 2009, File No. 001-09733)

10.1	Cash America International, Inc. First Amended and Restated 2004 Long-Term Incentive Plan, as amended (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed April 28, 2009, File No. 001-09733)

10.2	Cash America International, Inc. 2008 Long-Term Incentive Plan for Cash America Net Holdings, LLC (sub-plan) (incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, filed April 28, 2009, File No. 001-09733)

10.3	Form of 2009 Restricted Stock Unit Award Agreement for Non-Employee Directors under the First Amended and Restated Cash America International, Inc. 2004 Long-Term Incentive Plan, as amended

10.4	Form of Unit Award Certificate for Employees under the Cash America International, Inc. 2008 Long-Term Incentive Plan for Cash America Net Holdings, LLC

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002