Form 10-Q
period 2009-09-30
CASH AMERICA INTERNATIONAL INC
filed 2009-10-22
CIK 807884

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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
Yes   ☐       No   ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes   ☐       No   ☑
APPLICABLE ONLY TO CORPORATE ISSUERS:
29,302,025 of the Registrants’ common shares, $.10 par value, were issued and outstanding as of October 16, 2009.

CASH AMERICA INTERNATIONAL, INC.

CAUTIONARY NOTE CONCERNING FACTORS THAT MAY AFFECT FUTURE RESULTS
   This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. You should not place undue reliance on these statements. These forward-looking statements give current expectations or forecasts of future events and reflect the views and assumptions of our senior management with respect to the business, financial condition and prospects of Cash America International, Inc. (the “Company”). When used in this report, terms such as “believes,” “estimates,” “should,” “could,” “would,” “plans,” “expects,” “anticipates,” “may,” “forecast,” “project” and similar expressions or variations as they relate to the Company or its management are intended to identify forward-looking statements. Forward-looking statements address matters that involve risks and uncertainties that are beyond the ability of the Company to control and, in some cases, predict. Accordingly, there are or will be important factors that could cause our actual results to differ materially from those indicated in these statements. Among the key factors that could cause our actual financial results, performance or condition to differ from the expectations expressed or implied in such forward-looking statements include, but are not limited to, the following:
•	changes in pawn, consumer credit, tax and other laws and government rules and regulations applicable to the Company’s business,

•	changes in demand for the Company’s services,

•	the continued acceptance of the online distribution channel by the Company’s cash advance customers,

•	the actions of third-parties who offer products and services to or for the Company,

•	fluctuations in the price of gold,

•	changes in competition,

•	the ability of the Company to open new operating units in accordance with its plans,

•	changes in economic conditions,

•	real estate market fluctuations,

•	interest rate fluctuations,

•	changes in foreign currency exchange rates,

•	changes in the capital markets,

•	the ability to successfully integrate newly acquired businesses into the Company’s operations,

•	the loss of services of any of our executive officers,

•	the effect of any current or future litigation proceedings on the Company,

•	acts of God, war or terrorism, pandemics and other events,

•	the effect of any of such changes on the Company’s business or the markets in which we operate, and

•	other risks and uncertainties described in this report or from time to time in the Company’s filings with the Securities and Exchange Commission (the “SEC”).
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	September 30,		December 31,
	2009	2008	2008

	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$28,532	$29,754	$30,005
Pawn loans	190,478	158,226	168,747
Cash advances, net	93,472	87,034	83,850
Merchandise held for disposition, net	116,890	111,053	109,493
Finance and service charges receivable	36,228	29,658	33,063
Income taxes receivable	—	1,306	2,606
Other receivables and prepaid expenses	21,155	13,658	15,480
Deferred tax assets	23,894	22,088	22,037

Total current assets	510,649	452,777	465,281
Property and equipment, net	188,363	181,524	185,887
Goodwill	493,384	420,840	494,192
Intangible assets, net	28,787	21,634	35,428
Other assets	7,829	3,501	5,722

Total assets	$1,229,012	$1,080,276	$1,186,510

Liabilities and Equity
Current liabilities:
Accounts payable and accrued expenses	$73,804	$66,414	$79,759
Accrued supplemental acquisition payment	—	69,499	47,064
Customer deposits	9,547	8,754	8,814
Income taxes currently payable	5,258	—	—
Current portion of long-term debt	17,512	8,500	15,810

Total current liabilities	106,121	153,167	151,447
Deferred tax liabilities	40,103	25,826	27,575
Noncurrent income tax payable	4,051	—	3,050
Other liabilities	3,929	2,202	2,359
Long-term debt	429,096	343,692	422,344

Total liabilities	$583,300	$524,887	$606,775

Equity:
Cash America International, Inc. equity:
Common stock, $.10 par value per share, 80,000,000 shares authorized, 30,235,164 shares issued	3,024	3,024	3,024
Additional paid-in capital	166,278	163,678	160,007
Retained earnings	500,150	424,999	440,252
Accumulated other comprehensive loss	(1,607)	(59)	(3,964)
Treasury shares, at cost (965,371 shares, 1,218,075 shares and 818,772 shares at September 30, 2009 and 2008, and at December 31, 2008, respectively	(27,759)	(36,253)	(24,278)

Total Cash America International, Inc. stockholders’ equity	640,086	555,389	575,041
Noncontrolling interest	5,626	—	4,694

Total equity	645,712	555,389	579,735

Total liabilities and equity	$1,229,012	$1,080,276	$1,186,510

See notes to consolidated financial statements.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

	(Unaudited)
Revenue
Finance and service charges	$59,920	$46,977	$167,159	$133,788
Proceeds from disposition of merchandise	114,786	105,517	354,719	330,189
Cash advance fees	98,209	96,301	263,119	274,610
Check cashing fees, royalties and other	3,209	3,355	11,599	12,476

Total Revenue	276,124	252,150	796,596	751,063

Cost of Revenue
Disposed merchandise	75,542	68,033	229,578	206,290

Net Revenue	200,582	184,117	567,018	544,773

Expenses
Operations	89,368	82,319	261,284	243,553
Cash advance loss provision	37,690	40,950	91,642	102,817
Administration	21,875	15,359	66,031	53,890
Depreciation and amortization	10,219	9,298	30,953	27,956

Total Expenses	159,152	147,926	449,910	428,216

Income from Operations	41,430	36,191	117,108	116,557
Interest expense	(5,436)	(4,292)	(15,591)	(11,005)
Interest income	7	113	26	220
Foreign currency transaction gain (loss)	(150)	(5)	(19)	(77)

Income before Income Taxes	35,851	32,007	101,524	105,695
Provision for income taxes	13,103	13,082	37,732	40,822

Net Income	22,748	18,925	63,792	64,873
Less: Net income attributable to the noncontrolling interest	(270)	—	(797)	—

Net Income Attributable to Cash America International, Inc.	$22,478	$18,925	$62,995	$64,873

Earnings Per Share:
Net Income attributable to Cash America International, Inc. common stockholders:
Basic	$0.76	$0.65	$2.12	$2.21
Diluted	$0.73	$0.63	$2.06	$2.16
Weighted average common shares outstanding:
Basic	29,702	29,266	29,757	29,321
Diluted	30,698	30,035	30,524	30,082
Dividends declared per common share	$0.035	$0.035	$0.105	$0.105
See notes to consolidated financial statements.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(in thousands, except per share data)

	September 30,
	2009		2008
	Shares	Amounts	Shares	Amounts

	(Unaudited)
Common stock

Balance at end of period	30,235,164	$3,024	30,235,164	$3,024

Additional paid-in capital
Balance at beginning of year		160,007		163,581
Shares issued under stock based plans		(6,019)		(3,496)
Stock-based compensation expense		2,351		3,016
Income tax benefit from stock based compensation		517		577
Issuance of convertible debt		9,422		—

Balance at end of period		166,278		163,678

Retained earnings
Balance at beginning of year		440,252		363,180
Net income attributable to Cash America International, Inc.		62,995		64,873
Dividends declared		(3,097)		(3,054)

Balance at end of period		500,150		424,999

Accumulated other comprehensive (loss) income
Balance at beginning of year		(3,964)		16
Unrealized derivatives gain (loss )		31		(7)
Foreign currency translation gain (loss), net of taxes		2,326		(68)

Balance at end of period		(1,607)		(59)

Treasury shares, at cost
Balance at beginning of year	(818,772)	(24,278)	(1,136,203)	(33,199)
Purchases of treasury shares	(392,852)	(10,543)	(219,021)	(7,144)
Shares issued under stock based plans	246,253	7,062	137,149	4,090

Balance at end of period	(965,371)	(27,759)	(1,218,075)	(36,253)

Total Cash America International, Inc. stockholders’ equity		640,086		555,389

Noncontrolling interests
Balance at beginning of year		4,694		—
Income attributable to noncontrolling interests		797		—
Foreign currency translation gain, net of taxes		135		—

Balance at end of period		5,626		—

Total equity		$645,712		$555,389

See notes to consolidated financial statements.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(Unaudited)		(Unaudited)
Net income	$22,748	$18,925	$63,792	$64,873
Other comprehensive gain (loss), net of tax:
Unrealized derivatives gain (loss) (1)	(30)	(3)	31	(7)
Foreign currency translation gain (loss) (2)	(2,185)	(55)	2,326	(68)

Total other comprehensive gain (loss), net of tax	(2,215)	(58)	2,357	(75)

Comprehensive income	$20,533	$18,867	$66,149	$64,798
Less: Net income attributable to the noncontrolling interest	(270)	—	(797)	—
Foreign currency translation gain (loss) attributable to the noncontrolling interest	(133)	—	135	—

Total Comprehensive income attributable to the noncontrolling interest	(403)	—	(662)	—

Comprehensive Income attributable to Cash America International, Inc.	$20,130	$18,867	$65,487	$64,798

(1)	Net of tax benefit/(provision) of $24 and $2 for the three months ended and $(9) and $4 for the nine months ended September 30, 2009 and 2008, respectively.

(2)	Net of tax (provision)/benefit of $89 and $25 for the three months ended and $(152) and $25 for the nine months ended September 30, 2009 and 2008, respectively.
See notes to consolidated financial statements.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended
	September 30,
	2009	2008

	(Unaudited)
Cash Flows from Operating Activities
Net Income	$63,792	$64,873
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	30,953	27,956
Amortization of discount on convertible debt	1,154	—
Cash advance loss provision	91,642	102,817
Loss on disposal of property and equipment	801	—
Stock-based compensation	2,351	3,016
Foreign currency transaction (gain) loss	19	77
Deferred income taxes, net	6,146	5,399
Changes in operating assets and liabilities
Merchandise held for disposition	(12,530)	(12,434)
Finance and service charges receivable	(1,257)	(3,510)
Prepaid expenses and other assets	(7,103)	(2,874)
Accounts payable and accrued expenses	(4,115)	1,355
Customer deposits, net	726	895
Current income taxes	8,381	(4,484)
Excess income tax benefit from stock-based compensation	(517)	(577)
Non current income taxes payable	914	—

Net cash provided by operating activities	181,357	182,509

Cash Flows from Investing Activities
Pawn loans made	(459,391)	(371,381)
Pawn loans repaid	262,447	184,398
Principal recovered through dispositions of forfeited loans	180,833	165,794
Cash advances made, assigned or purchased	(882,408)	(843,651)
Cash advances repaid	779,972	744,204
Acquisitions, net of cash acquired	(42,481)	(65,220)
Purchases of property and equipment	(29,418)	(44,461)
Proceeds from property insurance	517	864

Net cash used in investing activities	(189,929)	(229,453)

Cash Flows from Financing Activities
Net repayments under bank lines of credit	(74,622)	71,915
Issuance of long-term debt	115,000	—
Net proceeds from re-issuance of treasury shares	1,043	594
Loan costs paid	(3,943)	(310)
Payments on notes payable and other obligations	(18,500)	(8,500)
Excess income tax benefit from stock-based compensation	517	577
Treasury shares purchased	(10,543)	(7,144)
Dividends paid	(3,097)	(3,054)

Net cash provided by financing activities	5,855	54,078

Effect of exchange rates on cash	1,244	(105)

Net (decrease) increase in cash and cash equivalents	(1,473)	7,029
Cash and cash equivalents at beginning of year	30,005	22,725

Cash and cash equivalents at end of period	$28,532	$29,754

Supplemental Disclosures
Non-cash investing and financing activities
Pawn loans forfeited and transferred to merchandise held for disposition	$175,700	$166,235
Pawn loans renewed	$81,510	$71,173
Cash advances renewed	$246,996	$270,996
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
     The financial statements as of September 30, 2009 and 2008 and for the three and nine month periods then ended are unaudited but, in management’s opinion, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for such interim periods. Operating results for the three and nine month periods are not necessarily indicative of the results that may be expected for the full fiscal year.
     Certain amounts in the consolidated financial statements for the three and nine months ended September 30, 2008 have been reclassified to conform to the presentation format adopted in 2009. These reclassifications have no effect on the net income previously reported.
     The Company has a contractual relationship with a third-party entity, Huminal, S.A. de C.V., a Mexican sociedad anónima de capital variable (“Huminal”), to compensate and maintain the labor force of its Mexico pawn operations, of which the Company is a majority owner due to the December 16, 2008 acquisition (the “Prenda Fácil acquisition”) by the Company of 80% of the outstanding stock of Creazione Estilo, S.A. de C.V., SOFOM, E.N.R., a Mexican sociedad anónima de capital variable, sociedad financiera de objeto múltiple, entidad no regulada (“Creazione”), operating under the name “Prenda Fácil” (referred to as “Prenda Fácil”). The Company has no ownership interest in Huminal; however, Prenda Fácil qualifies as the primary beneficiary of Huminal in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810-10-50, Variable Interest Entities.
     These financial statements and related notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
Foreign Currency Translations
     The functional currencies for the Company’s subsidiaries that serve residents of the United Kingdom, Australia, and Mexico are the British pound, the Australian dollar and the Mexican peso, respectively. The assets and liabilities of these subsidiaries are translated into U.S. dollars at the exchange rates in effect at each balance sheet date, and the resulting adjustments are accumulated in other comprehensive income (loss) as a separate component of equity. Revenue and expenses are translated at the monthly average exchange rates occurring during each year.
Revenue Recognition
Pawn Lending • The Company offers pawn loans through its lending locations and through its unconsolidated franchised locations. Pawn loans are made on the pledge of tangible personal property. In the Company’s U.S. pawn business, it accrues finance and service charges revenue only on those pawn loans that it deems collectible based on historical loan redemption statistics. Pawn loans written during each calendar month are aggregated and tracked for performance. The gathering of this empirical data allows the Company

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
to analyze the characteristics of its outstanding pawn loan portfolio and estimate the probability of collection of finance and service charges. For loans not repaid, the carrying value of the forfeited collateral (“merchandise held for disposition”) is stated at the lower of cost (cash amount loaned) or market. Revenue is recognized at the time merchandise is sold. Interim customer payments for layaway sales are recorded as customer deposits and subsequently recognized as revenue during the period in which the final payment is received.
     In the Company’s foreign pawn loan business, service charges are accrued ratably over the four week term of the loan and up to an additional three week grace period for loans not redeemed prior to maturity. Following the expiration of the grace period, the collateral underlying unredeemed loans is sold with the proceeds applied against the outstanding loan balance and accrued service charges. Accrued interest on loans that have passed the maturity date and the expiration of the grace period is fully reserved to the extent that the underlying collateral has not been sold. If the proceeds from the sale are less than the outstanding loan balance, a loss is recorded for the difference at the time the collateral is sold. If the proceeds exceed the outstanding loan balance, the Company recognizes the accrued service charges and other fees. In the event there are proceeds greater than the accrued service charges and fees, the excess amount is due back to the customer if a claim is made within six months, after which any unclaimed excess amount is recognized as revenue. The collateral underlying unredeemed loans is not owned by the Company; therefore, it is held in Pawn loans on the Company’s consolidated balance sheets until sold.
Cash Advances • The Company offers cash advance products through its cash advance locations, through its internet distribution platform and many of its pawn lending locations. In addition, the Company arranges for customers to obtain cash advances from independent third-party lenders in other locations. Cash advance fees include revenue from the cash advance portfolio owned by the Company and fees paid to the Company for arranging, marketing or processing cash advance line of credit products from independent third-party lenders for customers through the CSO program (as described below) and the Company’s card services business. Cash advance fees associated with the Company’s card services business include revenue from the Company’s participation interest in the receivables generated by the third-party lender, as well as marketing, processing and other miscellaneous fee income. Although cash advance transactions may take the form of loans, deferred check deposit transactions, credit services transactions, or the marketing and processing of, and the participation in receivables generated by, a third-party lender’s line of credit product, the transactions are referred to throughout this discussion as “cash advances” for convenience.
     Cash advances provide customers with cash in exchange for a promissory note or other repayment agreement supported, in most cases, by that customer’s personal check or authorization to debit that customer’s account via an Automated Clearing House (“ACH”) transaction for the aggregate amount of the payment due. The customer may repay the cash advance either in cash, or, as applicable, by allowing the check to be presented for collection or the customer’s checking or debit account to be debited through an ACH for the aggregate amount of the payment due. The Company accrues fees and interest on cash advances on a constant yield basis ratably over the period of the cash advance, pursuant to its terms. These cash advance loans typically have terms of seven to 45 days and are generally payable on the customer’s next payday.
     The Company provides a cash advance product in some markets by acting as a credit services organization on behalf of consumers in accordance with applicable state laws (the “CSO program”). The CSO program includes arranging loans with independent third-party lenders, assisting in the preparation of loan applications and loan documents and accepting loan payments. The Company also guarantees the customer’s payment obligations in the event of default if the customer is approved for and accepts the loan. A customer who obtains a loan through the CSO program pays the Company a fee for these credit services

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(“CSO fees”). CSO fees are deferred and amortized over the term of the loan and recorded as cash advance fees in the accompanying consolidated statements of income. The contingent loss on the guaranteed loans is accrued and recorded as a liability.
     As of September 30, 2009, $161.6 million of combined gross cash advances were outstanding, including $43.4 million owned by the third-party lenders that is not included in the Company’s consolidated balance sheets. In July 2008, the Company discontinued offering the CSO program to customers in Florida and began underwriting its own loans pursuant to the Florida deferred presentment statute. In July 2009 the Company’s online distribution channel began offering a CSO program in Ohio and a similar program in Australia. As of September 30, 2009, the CSO program was offered in Texas, Maryland, Ohio and Australia.
     The Company introduced an online longer-term installment loan product, which typically has an average term of four months, during the fourth quarter of 2008 and now offers installment loans in New Mexico, Illinois and South Carolina. The Company records revenue from this product as cash advance fees.
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
Check Cashing Fees, Royalties and Other • The Company offers check cashing services through its unconsolidated franchised and Company-owned check cashing locations. The Company records check cashing fees derived from both check cashing locations it owns and many of its pawn and cash advance lending locations in the period in which the check cashing service is provided. It records royalties derived from franchise locations on an accrual basis. Revenue derived from other financial services such as money order commissions, prepaid debit card fees, etc. is recognized when earned.
Allowance for Losses on Cash Advances
     See Note 3 for a discussion of the Company’s allowance for losses on cash advances.
Goodwill and Other Intangible Assets
     In accordance with FASB ASC 350-20-35, Goodwill — Subsequent Measurement the Company is required to perform an impairment review of goodwill at least annually, which it does for each reporting unit as of June 30. The Company has completed its June 2009 test and determined that there was no evidence of goodwill impairment.
     The Company amortizes intangible assets with an estimable life on the basis of their expected periods of benefit, generally three to ten years. The costs of start-up activities and organization costs are charged to expense as incurred.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Recent Accounting Pronouncements
     The FASB issued ASC 105-10-05, Generally Accepted Accounting Principles, which establishes the Accounting Standards Codification (“Codification” or “ASC”) as the single source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of GAAP for SEC registrants. The Codification supersedes all existing non-SEC accounting and reporting standards.
     GAAP is not intended to be changed as a result of the Codification, but the ASC does change the way the guidance is organized and presented. As a result, these changes have a significant impact on how companies reference GAAP in their financial statements and in their accounting policies for financial statements issued for interim and annual periods ending after September 15, 2009. The Company has included the references to the Codification, as appropriate, in these consolidated financial statements.
     In September 2006, FASB issued ASC 820-10-20, Fair Value Measurements and Disclosures (“ASC 820-10-20”), which defines fair value to be the price that would be received when an asset is sold or paid when a liability is transferred in an orderly transaction between market participants at the measurement date and emphasizes that fair value is a market-based measurement, not an entity-specific measurement. It establishes a fair value hierarchy and expands disclosures about fair value measurements in both interim and annual periods. On January 1, 2008, the Company adopted ASC 820-10-20 for its financial assets and financial liabilities, and on January 1, 2009, the Company adopted ASC 820-10-20 for its nonfinancial assets and nonfinancial liabilities. The adoption of ASC 820-10-20 did not have a material impact on the Company’s financial position or results of operations.
     In October 2008, FASB issued ASC 820-10-65-2, Transition Related to FASB Staff Position FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (“ASC 820-10-65-2”), which clarifies the application of ASC 820-10, Fair Value Measurements and Disclosures, as it relates to the valuation of financial assets in a market that is not active for those financial assets. ASC 820-10-65-2 became effective for the Company upon issuance and did not have a material impact on the Company’s financial position or results of operations and did not materially affect how the Company determines fair value, but has resulted in certain additional disclosures. See Note 9.
     In December 2007, FASB issued ASC 810-10-65, Transition Related to FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (“ASC 810-10-65”), which establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. ASC 810-10-65 clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as a component of equity in the consolidated financial statements. Among other requirements, ASC 810-10-65 requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. ASC 810-10-65 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008. The Company adopted ASC 810-10-65 on January 1, 2009 for disclosures relating to its interest in Prenda Fácil, and the adoption did not have a material impact on the Company’s financial position or results of operations.
     In December 2007, FASB issued ASC 805-10-65, Transition Related to FASB Statement No. 141 (Revised 2007), Business Combinations (“ASC 805-10-65”), which establishes principles and requirements for how an acquiror in a business combination (1) recognizes and measures in its financial statements the

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (2) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase price; and (3) determines what information to disclose to enable users of the consolidated financial statements to evaluate the nature and financial effects of the business combination. ASC 805-10-65 applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company adopted ASC 805-10-65 on January 1, 2009. The application of ASC 805-10-65 will cause management to evaluate future transactions under different conditions than previously completed significant acquisitions, particularly related to the near-term and long-term economic impact of expensing transaction costs.
     In March 2008, FASB issued ASC 815-10-65, Transition and Effective Date Related to FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 (“ASC 815-10-65”), which requires enhanced disclosures concerning (1) the manner in which an entity uses derivatives (and the reasons it uses them), (2) the manner in which derivatives and related hedged items are accounted for and (3) the effects that derivatives and related hedged items have on an entity’s financial position, financial performance, and cash flows. ASC 815-10-65 is effective for financial statements issued for fiscal years and interim periods beginning on or after November 15, 2008. The Company adopted ASC 815-10-65 on January 1, 2009 and the adoption did not have a material impact on the Company’s financial position or results of operations. See Note 10.
     In April 2009, FASB issued ASC 825-10-65, Transition Related to FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“ASC 825-10-65”), which requires disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements for interim reporting periods ending after June 15, 2009. The Company adopted ASC 825-10-65 on June 30, 2009, and the adoption did not have a material impact on the Company’s financial position or results of operations. See Note 8.
     In May 2009, FASB issued ASC 855-10-05 through ASC 855-10-55, Subsequent Events (“ASC 855-10”), which establishes principles and standards related to the accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued. ASC 855-10-25, Recognition requires an entity to recognize, in the financial statements, subsequent events that provide additional information regarding conditions that existed at the balance sheet date. Subsequent events that provide information about conditions that did not exist at the balance sheet date shall not be recognized in the financial statements under ASC 855-10. ASC 855-10 was effective for interim and annual reporting periods on or after June 15, 2009. The Company adopted ASC 855-10 on June 30, 2009, and the adoption did not have a material impact on the Company’s financial position or results of operations.
     In August 2009, FASB issued ASC Update No. 2009-4, Accounting for Redeemable Equity Instruments (“ASU 2009-4”), which represents an update to ASC 480-10-S99, Distinguishing Liabilities from Equity. ASU 2009-4 includes disclosure requirements for redeemable securities. ASU 2009-4 became effective for the Company upon issuance and did not have a material impact on the Company’s financial position or results of operations.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
2. Acquisitions
Prenda Fácil
     Pursuant to its business strategy of expanding its reach into new markets with new customers and new financial services, the Company, through its wholly-owned subsidiary, Cash America of Mexico, Inc., completed the Prenda Fácil acquisition in December 2008. The Company paid an aggregate initial consideration of $90.5 million, net of cash acquired, of which $82.6 million was paid in cash, including acquisition costs of approximately $3.4 million. The remainder of the initial consideration was paid in the form of 391,236 shares of the Company’s common stock with a fair value of $7.9 million as of the closing date. The Company also agreed to pay a supplemental earn-out payment in an amount based on a five times multiple of the consolidated earnings of Creazione’s business as specifically defined in the Stock Purchase Agreement (generally Creazione’s earnings before interest, income taxes, depreciation and amortization expenses) for the twelve-month period ending June 30, 2011, reduced by amounts previously paid. If the calculation of the supplemental payment produces an amount that is zero or less, there would be no supplemental payment. This supplemental payment is expected to be paid in cash on or before August 15, 2011. This payment will be accounted for as goodwill. The activities of Creazione are included in the results of the Company’s pawn lending segment.
     The Company is in the process of finalizing its allocation of the purchase price to individual assets acquired and liabilities assumed as a result of the acquisition of Creazione. This may result in potential adjustments to the carrying value of Creazione’s recorded assets and liabilities. The preliminary allocation of the purchase price included in the current period balance sheet is based on the best estimates of management and is subject to revision based on final determination of asset fair values and useful lives.
     During the first quarter of 2009, the Company acquired one pawn lending location in Mexico for approximately $33,000.
Primary Innovations, LLC
     Pursuant to its business strategy of expanding its reach into new markets, the Company, through its wholly-owned subsidiary, Primary Cash Holdings, LLC (now known as Primary Innovations, LLC, or “PI”), on July 23, 2008, purchased substantially all the assets of Primary Business Services, Inc., Primary Finance, Inc., Primary Processing, Inc. and Primary Members Insurance Services, Inc. (collectively, “PBSI”), a group of companies in the business of, among other things, providing loan processing services for, and participating in receivables associated with, a bank issued line of credit made available by the bank on certain stored-value debit cards the bank issues. The Company paid approximately $5.6 million in cash, of which approximately $4.9 million was used to repay a loan that the Company had made to PBSI, and transaction costs of approximately $0.3 million. The Company also agreed to pay up to eight supplemental earn-out payments during the four-year period after the closing. The first supplemental payment of a minimum agreed amount of $2.7 million was made on April 1, 2009. The amount of each subsequent supplemental payment is to be based on a multiple of 3.5 times the consolidated earnings attributable to PI’s business, as defined in the Asset Purchase Agreement, for a specified period (generally 12 months) preceding each scheduled supplemental payment measurement date, reduced by amounts previously paid. The first supplemental payment was accounted for as goodwill, and the remaining supplemental payments will be accounted for as goodwill. Based on the terms of the agreement, no payment was due for the second supplemental payment calculated for the June 30, 2009 measurement date. In addition, as of September 30, 2009 no additional supplemental payment has been accrued for the December 31, 2009 measurement date based on the amounts previously paid in connection with the initial purchase price and the first supplemental payment. The remaining supplemental

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
payments will be calculated as described above based on measurement dates of each December 31 and June 30 through June 30, 2012, with each payment due, if any, within approximately 45 days after the applicable measurement date. The activities of PI are included in the results of the Company’s cash advance segment.
CashNetUSA
     Pursuant to its business strategy of expanding its reach into new markets with new customers and new financial services, on September 15, 2006, the Company, through its wholly-owned subsidiary Cash America Net Holdings, LLC, purchased substantially all of the assets of The Check Giant LLC (“TCG”). TCG offered short-term cash advances exclusively over the internet under the name “CashNetUSA.” The Company paid an initial purchase price of approximately $35.9 million in cash and transaction costs of approximately $2.9 million. The Company has continued to use the CashNetUSA trade name in connection with its online operations.
     The Company also agreed to pay up to five supplemental earn-out payments during the two-year period after the closing. The amount of each supplemental payment was based on a multiple of earnings attributable to CashNetUSA’s business as defined in the purchase agreement, for the twelve months preceding the date of determining each scheduled supplemental payment. All of these supplemental payments were accounted for as goodwill. The Company paid $214.3 million in supplemental payments and a $5.0 million final true-up payment. The true-up payment was paid on April 27, 2009. This was the final payment related to this transaction, resulting in a final purchase price of $255.2 million.
3. Cash advances, Allowance for Losses and Accruals for Losses on Third-Party Lender-Owned Cash Advances
     In order to manage the portfolio of cash advances effectively, the Company utilizes a variety of underwriting criteria, monitors the performance of the portfolio and maintains either an allowance or accrual for losses on cash advances (including fees and interest) at a level estimated to be adequate to absorb credit losses inherent in the receivables portfolio and expected losses from CSO guarantees. The allowance for losses on Company-owned cash advances offsets the outstanding cash advance amounts in the consolidated balance sheets. See Note 1 for a discussion of the Company’s cash advance products.
     With respect to CSO guarantees, if the Company collects a customer’s delinquent payment in an amount that is less than the amount the Company paid to the third-party lender pursuant to the guarantee, the Company must absorb the shortfall. If the amount collected exceeds the amount paid under the guarantee, the Company is entitled to the excess and recognizes the excess amount in income. Since the Company may not be successful in collecting delinquent amounts, the Company’s cash advance loss provision includes amounts estimated to be adequate to absorb credit losses from cash advances in the aggregate cash advance portfolio, including those expected to be acquired by the Company as a result of its guarantee obligations. The estimated amounts of losses on portfolios owned by the third-party lenders are included in “Accounts payable and accrued expenses” in the consolidated balance sheets. Active third-party lender-originated cash advances in which the Company does not have a participation interest are not included in the consolidated balance sheets.
     With respect to the Company’s card services business, losses on cash advances in which the Company has a participation interest that prove uncollectible are the responsibility of the Company. Since the Company may not be successful in the collection of these accounts, the Company’s cash advance loss provision also includes amounts estimated to be adequate to absorb credit losses from these cash advances.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     The Company stratifies the outstanding combined cash advance portfolio by age, delinquency, and stage of collection when assessing the adequacy of the allowance for losses. It uses historical collection performance adjusted for recent portfolio performance trends to develop the expected loss rates used to establish either the allowance or accrual. Increases in either the allowance or accrual are recorded as a cash advance loss provision expense in the consolidated statements of income. The Company charges off all cash advances once they have been in default for 60 days, or sooner if deemed uncollectible. Recoveries on losses previously charged to the allowance are credited to the allowance when collected.
     The Company’s online distribution channel periodically sells selected cash advances that have been previously charged off. Proceeds from these sales are recorded as recoveries on losses previously charged to the allowance for losses. These sales generated proceeds of $0.9 million and $1.1 million for the three months ended and $2.4 million and $3.2 million for the nine months ended September 30, 2009 and 2008, respectively, which were recorded as recoveries on losses previously charged to the allowance for losses.
     The allowance deducted from the carrying value of cash advances was $24.7 million and $25.3 million at September 30, 2009 and 2008, respectively. The accrual for losses on third-party lender-owned cash advances was $2.8 million and $2.0 million at September 30, 2009 and 2008, respectively.
     Cash advances outstanding at September 30, 2009, and 2008, were as follows (in thousands):

	September 30,
	2009	2008
Funded by the Company
Active cash advances and fees receivable	$77,216	$73,097
Cash advances and fees in collection	19,550	25,857

Total Funded by the Company	96,766	98,954

Purchased by the Company from third-party lenders	21,394	13,381

Company-owned cash advances and fees receivable, gross	118,160	112,335
Less: Allowance for losses	24,688	25,301

Cash advances and fees receivable, net	$93,472	$87,034

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     Changes in the allowance for losses for the Company-owned portfolio and the accrued loss for third-party lender-owned portfolios during the three and nine months ended September 30, 2009, and 2008 were as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
Allowance for losses for Company-owned cash advances

Balance at beginning of period	$22,163	$27,401	$21,495	$25,676
Cash advance loss provision	36,933	41,302	90,961	102,688
Charge-offs	(38,749)	(47,762)	(101,890)	(123,443)
Recoveries	4,341	4,360	14,122	20,380

Balance at end of period	$24,688	$25,301	$24,688	$25,301

Accrual for third-party lender-owned cash advances

Balance at beginning of period	$2,059	$2,309	$2,135	$1,828
Increase (decrease) in loss provision	757	(352)	681	129

Balance at end of period	$2,816	$1,957	$2,816	$1,957

4. Earnings Per Share Computation
     The following table sets forth the reconciliation of numerators and denominators for the basic and diluted earnings per share computation for the three and nine months ended September 30, 2009 and 2008 (in thousands, except per share amounts):

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
Numerator:
Net income attributable to Cash America International, Inc.	$22,478	$18,925	$62,995	$64,873

Denominator:
Total weighted average basic shares (1)	29,702	29,266	29,757	29,321
Effect of shares applicable to stock option plans	283	346	263	343
Effect of restricted stock unit compensation plans	444	423	437	418
Effect of convertible debt(2)	269	—	67	—

Total weighted average diluted shares	30,698	30,035	30,524	30,082

Net income — basic	$0.76	$0.65	$2.12	$2.21

Net income — diluted	$0.73	$0.63	$2.06	$2.16

(1)	Included in “Total weighted average basic shares” are vested restricted stock units of 248 and 203, as well as shares in a non-qualified savings plan of 42 and 56, respectively, for the three months ended September 30, 2009 and 2008, respectively, and vested restricted stock units of 258 and 205, as well as shares in a non-qualified savings plan of 46 and 56, respectively, for the nine months ended September 30, 2009 and 2008.

(2)	The shares issuable related to the Company’s 2009 Convertible Notes due 2029 have been calculated using the treasury stock method. The Company intends to settle the principal portion of the convertible debt in cash; therefore, only the shares related to the conversion spread have been included in weighted average diluted shares.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
5. Long-Term Debt
     The Company’s long-term debt instruments and balances outstanding at September 30, 2009 and 2008, were as follows (in thousands):

	September 30,
	2009	2008
USD line of credit up to $300,000 due 2012	$199,325	$234,790
GBP line of credit up to £7,500 due 2009	8,392	8,902
6.21% senior unsecured notes due 2021	25,000	25,000
6.09% senior unsecured notes due 2016	35,000	35,000
6.12% senior unsecured notes due 2012	40,000	40,000
7.20% senior unsecured notes due 2009	—	8,500
Variable rate senior unsecured note due 2012	38,000	—
5.25% convertible senior unsecured notes	100,891	—

Total debt	$446,608	$352,192
Less current portion	17,512	8,500

Total long-term debt	$429,096	$343,692

     In March 2007, the Company amended its domestic line of credit (the “USD Line of Credit”) to extend the final maturity by two years, to March 2012. The amended credit agreement also contained a provision for the ratable $50.0 million increase in the committed amounts, up to $300.0 million, upon the Company’s request and approval by the lenders. On February 29, 2008, the Company exercised this provision and increased the line of credit amount to $300.0 million through maturity. Interest on the amended line of credit is charged, at the Company’s option, at either USD LIBOR plus a margin or at the agent’s base rate. The margin on the line of credit varies from 0.875% to 1.875% (1.625% at September 30, 2009), depending on the Company’s cash flow leverage ratios as defined in the amended agreement. The Company also pays a fee on the unused portion ranging from 0.25% to 0.30% (0.30% at September 30, 2009) based on the Company’s cash flow leverage ratios. The weighted average interest rate (including margin) on the line of credit at September 30, 2009 was 1.92%.
     At September 30, 2009 and 2008, borrowings under the Company’s USD Line of Credit consisted of three pricing tranches with conclusion dates ranging from 1 to 31 days, respectively. However, pursuant to the bank line of credit agreement which expires in 2012, the Company routinely refinances these borrowings within its long-term facility. Therefore, these borrowings are reported as part of the line of credit and as long-term debt.
     In December 2008, the Company issued $38.0 million of senior unsecured long-term notes, due in November 2012 pursuant to a Credit Agreement dated November 21, 2008. Interest is charged, at the Company’s option, at either LIBOR plus a margin of 3.50% or at the agent’s base rate plus a margin of 3.50%. The notes are payable in quarterly payments of $3.0 million beginning on March 31, 2010, with any outstanding principal due at maturity in November 2012. The notes may be prepaid at the Company’s option anytime after November 20, 2009 without penalty. Net proceeds received from the issuance of the notes were used for the Prenda Fácil acquisition. The weighted average interest rate (including margin) on the $38.0 million term notes at September 30, 2009 was 3.75%.

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
     In May 2008, the Company established a line of credit facility (the “GBP Line of Credit”) of up to £7.5 million with a foreign commercial bank, due in November 2009. The balance outstanding at September 30, 2009 was £5.3 million (approximately $8.4 million). Interest on the line of credit is charged, at the Company’s option, at either Pound Sterling LIBOR plus a margin or at the agent’s base rate. The margin on the line of credit varies from 1.10% to 1.575% (1.575% at September 30, 2009) based on the Company’s cash flow leverage ratios. The weighted average interest rate (including margin) on the line of credit at September 30, 2009 was 2.24%.
     On March 27, 2009, the Company entered into an interest rate cap agreement with a notional amount of $15.0 million of the Company’s outstanding floating rate line of credit for a term of 36 months at a fixed rate of 3.25%.
     On May 19, 2009, the Company completed the offering of $115.0 million aggregate principal amount of 5.25% Convertible Senior Notes due May 15, 2029 (the “2009 Convertible Notes”), which includes its offering of $100.0 million aggregate principal amount of its 2009 Convertible Notes and an additional $15.0 million aggregate principal amount of its 2009 Convertible Notes that were sold pursuant to the exercise of an over-allotment option by the initial purchasers. The 2009 Convertible Notes were sold to certain qualified institutional buyers pursuant to Rule 144A of the Securities Act of 1933, as amended. The 2009 Convertible Notes are senior unsecured obligations of the Company.
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
     The 2009 Convertible Notes were accounted for under ASC 470-20-65, Transition Related to FASB Staff Position APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“ASC 470-20-65”). ASC 470-20-65 requires the proceeds

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
from the issuance of convertible debt be allocated between a debt component and an equity component. The debt component is measured based on the fair value of similar debt without an equity conversion feature, and the equity component is determined as the residual of the fair value of the debt deducted from the original proceeds received. The resulting discount on the debt component is amortized over the period the convertible debt is expected to be outstanding, which is five years (May 15, 2009 to May 15, 2014), as additional non-cash interest expense. As of September 30, 2009, the principal amount of the notes was $115.0 million, the carrying amount was $100.9 million, and the unamortized discount was $14.1 million. As of September 30, 2009, the carrying amount of the equity component recorded as additional paid-in capital was $9.4 million, net of deferred taxes and unamortized equity issuance costs. The additional non-cash interest expense recognized in the Company’s consolidated statements of income was $0.8 million and $1.2 million for the three and nine months ended September 30, 2009. Accumulated amortization related to the convertible notes payable was $0.9 million as of September 30, 2009. As of September 30, 2009, the 2009 Convertible Notes had an effective interest rate of 8.46%.
     In connection with the issuance of the 2009 Convertible Notes, the Company incurred approximately $3.9 million in issuance costs, which primarily consisted of underwriting fees, legal and other professional expenses. These costs are being amortized to interest expense over five years. The unamortized balance of these costs at September 30, 2009 is included in the Company’s consolidated balance sheet.
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
     Information concerning the operating segments is set forth below (in thousands):

	Pawn	Cash	Check
	Lending (1)	Advance (2)	Cashing	Consolidated
Three Months Ended September 30, 2009
Revenue
Finance and service charges	$59,673	$247	$—	$59,920
Proceeds from disposition of merchandise	110,302	4,484	—	114,786
Cash advance fees	8,334	89,875	—	98,209
Check cashing fees, royalties and other	1,030	1,584	595	3,209

Total revenue	179,339	96,190	595	276,124
Cost of revenue — disposed merchandise	72,704	2,838	—	75,542

Net revenue	106,635	93,352	595	200,582

Expenses
Operations	57,732	31,380	256	89,368
Cash advance loss provision	2,352	35,338	—	37,690
Administration	9,869	11,751	255	21,875
Depreciation and amortization	7,049	3,129	41	10,219

Total expenses	77,002	81,598	552	159,152

Income from operations	$29,633	$11,754	$43	$41,430

As of September 30, 2009
Total assets	$778,621	$443,900	$6,491	$1,229,012
Goodwill	$208,819	$279,255	$5,310	$493,384

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Pawn	Cash	Check
	Lending (1)	Advance (2)	Cashing	Consolidated
Three Months Ended September 30, 2008
Revenue
Finance and service charges	$46,977	$—	$—	$46,977
Proceeds from disposition of merchandise	105,517	—	—	105,517
Cash advance fees	8,584	87,717	—	96,301
Check cashing fees, royalties and other	967	1,610	778	3,355

Total revenue	162,045	89,327	778	252,150
Cost of revenue — disposed merchandise	68,033	—	—	68,033

Net revenue	94,012	89,327	778	184,117

Expenses
Operations	53,000	29,014	305	82,319
Cash advance loss provision	2,725	38,225	—	40,950
Administration	5,527	9,556	276	15,359
Depreciation and amortization	5,995	3,246	57	9,298

Total expenses	67,247	80,041	638	147,926

Income from operations	$26,765	$9,286	$140	$36,191

As of September 30, 2008
Total assets	$625,192	$448,057	$7,027	$1,080,276
Goodwill	$143,998	$271,532	$5,310	$420,840

	Pawn	Cash	Check
	Lending (1)	Advance (2)	Cashing	Consolidated
Nine Months Ended September 30, 2009
Revenue
Finance and service charges	$166,755	$404	$—	$167,159
Proceeds from disposition of merchandise	346,161	8,558	—	354,719
Cash advance fees	23,141	239,978	—	263,119
Check cashing fees, royalties and other	2,982	6,436	2,181	11,599

Total revenue	539,039	255,376	2,181	796,596
Cost of revenue — disposed merchandise	224,059	5,519	—	229,578

Net revenue	314,980	249,857	2,181	567,018

Expenses
Operations	173,417	86,997	870	261,284
Cash advance loss provision	5,068	86,574	—	91,642
Administration	32,582	32,705	744	66,031
Depreciation and amortization	21,255	9,511	187	30,953

Total expenses	232,322	215,787	1,801	449,910

Income from operations	$82,658	$34,070	$380	$117,108

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Pawn	Cash	Check
	Lending (1)	Advance (2)	Cashing	Consolidated
Nine Months Ended September 30, 2008
Revenue
Finance and service charges	$133,788	$—	$—	$133,788
Proceeds from disposition of merchandise	330,189	—	—	330,189
Cash advance fees	26,514	248,096	—	274,610
Check cashing fees, royalties and other	2,969	6,871	2,636	12,476

Total revenue	493,460	254,967	2,636	751,063
Cost of revenue — disposed merchandise	206,290	—	—	206,290

Net revenue	287,170	254,967	2,636	544,773

Expenses
Operations	159,408	83,148	997	243,553
Cash advance loss provision	7,667	95,150	—	102,817
Administration	27,081	25,985	824	53,890
Depreciation and amortization	17,525	10,249	182	27,956

Total expenses	211,681	214,532	2,003	428,216

Income from operations	$75,489	$40,435	$633	$116,557

(1)	The Pawn Lending segment is composed of the Company’s domestic pawn lending operations and Prenda Fácil. The following table summarizes the results from each channel’s contributions to the Pawn Lending segment for the three and nine months ended September 30, 2009 and 2008 (the average exchange rate of MXN (Mexican pesos) to USD was 13.330 and 14.178 for the three and nine month periods, respectively):

			Total Pawn
	Domestic	Foreign	Lending
Three Months Ended September 30, 2009
Revenue
Finance and service charges	$52,181	$7,492	$59,673
Proceeds from disposition of merchandise	110,302	—	110,302
Cash advance fees	8,334	—	8,334
Check cashing fees, royalties and other	835	195	1,030

Total revenue	171,652	7,687	179,339
Cost of revenue — disposed merchandise	72,704	—	72,704

Net revenue	98,948	7,687	106,635

Expenses
Operations	54,601	3,131	57,732
Cash advance loss provision	2,352	—	2,352
Administration	7,990	1,879	9,869
Depreciation and amortization	6,083	966	7,049

Total expenses	71,026	5,976	77,002

Income from operations	$27,922	$1,711	$29,633

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

			Total Pawn
	Domestic	Foreign	Lending
Three Months Ended September 30, 2008
Revenue
Finance and service charges	$46,977	$—	$46,977
Proceeds from disposition of merchandise	105,517	—	105,517
Cash advance fees	8,584	—	8,584
Check cashing fees, royalties and other	967	—	967

Total revenue	162,045	—	162,045
Cost of revenue — disposed merchandise	68,033	—	68,033

Net revenue	94,012	—	94,012

Expenses
Operations	53,000	—	53,000
Cash advance loss provision	2,725	—	2,725
Administration	5,527	—	5,527
Depreciation and amortization	5,995	—	5,995

Total expenses	67,247	—	67,247

Income from operations	$26,765	$—	$26,765

			Total Pawn
	Domestic	Foreign	Lending
Nine Months Ended September 30, 2009
Revenue
Finance and service charges	$145,893	$20,862	$166,755
Proceeds from disposition of merchandise	346,161	—	346,161
Cash advance fees	23,141	—	23,141
Check cashing fees, royalties and other	2,653	329	2,982

Total revenue	517,848	21,191	539,039
Cost of revenue — disposed merchandise	224,059	—	224,059

Net revenue	293,789	21,191	314,980

Expenses
Operations	164,748	8,669	173,417
Cash advance loss provision	5,068	—	5,068
Administration	27,649	4,933	32,582
Depreciation and amortization	18,558	2,697	21,255

Total expenses	216,023	16,299	232,322

Income from operations	$77,766	$4,892	$82,658

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

			Total Pawn
	Domestic	Foreign	Lending
Nine Months Ended September 30, 2008
Revenue
Finance and service charges	$133,788	$—	$133,788
Proceeds from disposition of merchandise	330,189	—	330,189
Cash advance fees	26,514	—	26,514
Check cashing fees, royalties and other	2,969	—	2,969

Total revenue	493,460	—	493,460
Cost of revenue — disposed merchandise	206,290	—	206,290

Net revenue	287,170	—	287,170

Expenses
Operations	159,408	—	159,408
Cash advance loss provision	7,667	—	7,667
Administration	27,081	—	27,081
Depreciation and amortization	17,525	—	17,525

Total expenses	211,681	—	211,681

Income from operations	$75,489	$—	$75,489

(2)	The Cash Advance segment is composed of three distribution channels — a multi-unit “storefront” platform, an online, internet based lending platform, and a card services business. The following table summarizes the results from each channel’s contributions to the Cash Advance segment for the three and nine months ended September 30, 2009 and 2008:

		Internet	Card	Total Cash
	Storefront	Lending	Services	Advance
Three Months Ended September 30, 2009
Revenue
Finance and service charges	$247	$—	$—	$247
Proceeds from disposition of merchandise	4,484	—	—	4,484
Cash advance fees	23,285	63,751	2,839	89,875
Check cashing fees, royalties and other	1,288	294	2	1,584

Total revenue	29,304	64,045	2,841	96,190
Cost of revenue — disposed merchandise	2,838	—	—	2,838

Net revenue	26,466	64,045	2,841	93,352
Expenses
Operations	13,976	16,594	810	31,380
Cash advance loss provision	4,838	29,394	1,106	35,338
Administration	2,345	9,259	147	11,751
Depreciation and amortization	1,228	1,744	157	3,129

Total expenses	22,387	56,991	2,220	81,598

Income from operations	$4,079	$7,054	$621	$11,754

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

		Internet	Card	Total Cash
	Storefront	Lending	Services	Advance
Three Months Ended September 30, 2008
Revenue
Cash advance fees	$26,859	$60,031	$827	$87,717
Check cashing fees, royalties and other	1,553	55	2	1,610

Total revenue	28,412	60,086	829	89,327

Expenses
Operations	17,763	10,427	824	29,014
Cash advance loss provision	6,411	31,486	328	38,225
Administration	2,651	6,805	100	9,556
Depreciation and amortization	1,883	1,363	—	3,246

Total expenses	28,708	50,081	1,252	80,041

Income from operations	$(296)	$10,005	$(423)	$9,286

		Internet	Card	Total Cash
	Storefront	Lending	Services	Advance
Nine Months Ended September 30, 2009
Revenue
Finance and service charges	$404	$—	$—	$404
Proceeds from disposition of merchandise	8,558	—	—	8,558
Cash advance fees	62,520	170,361	7,097	239,978
Check cashing fees, royalties and other	5,540	890	6	6,436

Total revenue	77,022	171,251	7,103	255,376
Cost of revenue — disposed merchandise	5,519	—	—	5,519

Net revenue	71,503	171,251	7,103	249,857
Expenses
Operations	44,174	40,291	2,532	86,997
Cash advance loss provision	10,564	73,065	2,945	86,574
Administration	6,975	25,296	434	32,705
Depreciation and amortization	4,015	5,089	407	9,511

Total expenses	65,728	143,741	6,318	215,787

Income from operations	$5,775	$27,510	$785	$34,070

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

		Internet	Card	Total Cash
	Storefront	Lending	Services	Advance
Nine Months Ended September 30, 2008
Revenue
Cash advance fees	$82,979	$164,290	$827	$248,096
Check cashing fees, royalties and other	6,810	59	2	6,871

Total revenue	89,789	164,349	829	254,967

Expenses
Operations	51,637	30,691	820	83,148
Cash advance loss provision	17,421	77,401	328	95,150
Administration	7,992	17,893	100	25,985
Depreciation and amortization	6,688	3,561	—	10,249

Total expenses	83,738	129,546	1,248	214,532

Income from operations	$6,051	$34,803	$(419)	$40,435

7. Litigation
     On August 6, 2004, James E. Strong filed a purported class action lawsuit in the State Court of Cobb County, Georgia against Georgia Cash America, Inc., Cash America International, Inc. (together with Georgia Cash America, Inc., “Cash America”), Daniel R. Feehan, and several unnamed officers, directors, owners and “stakeholders” of Cash America. The lawsuit alleges many different causes of action, among the most significant of which is that Cash America made illegal payday loans in Georgia in violation of Georgia’s usury law, the Georgia Industrial Loan Act and Georgia’s Racketeer Influenced and Corrupt Organizations Act. Community State Bank (“CSB”) for some time made loans to Georgia residents through Cash America’s Georgia operating locations. The complaint in this lawsuit claims that Cash America was the true lender with respect to the loans made to Georgia borrowers and that CSB’s involvement in the process is “a mere subterfuge.” Based on this claim, the suit alleges that Cash America is the “de facto” lender and is illegally operating in Georgia. The complaint seeks unspecified compensatory damages, attorney’s fees, punitive damages and the trebling of any compensatory damages. A previous decision by the trial judge to strike Cash America’s affirmative defenses based on arbitration (without ruling on Cash America’s previously filed motion to compel arbitration) was upheld by the Georgia Court of Appeals, and on September 24, 2007, the Georgia Supreme Court declined to review the decision. The case has been returned to the State Court of Cobb County, Georgia, where Cash America filed a motion requesting that the trial court rule on Cash America’s pending motion to compel arbitration and stay the State Court proceedings. The Court denied the motion to stay and ruled that the motion to compel arbitration was rendered moot after the Court struck Cash America’s affirmative defenses based on arbitration. The Georgia Supreme Court declined to review these orders and remanded the case to the State Court of Cobb County, Georgia. A hearing on the propriety of class certification was held on October 13, 2009, and the Court has not yet rendered a decision. The Court ordered that discovery directed at the merits of Plaintiff’s claims be stayed until the Court issues its written decision regarding class certification. Cash America believes that the Plaintiffs’ claims in this suit are without merit and is vigorously defending this lawsuit.
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
     On July 26, 2008, the Pennsylvania Department of Banking (“PDOB”) issued a notice announcing a “change in policy,” effective February 1, 2009. The notice concluded that out-of-state lenders such as the Company were lending “in” Pennsylvania. Accordingly, the notice purported to subject such lenders to the licensing requirements of the Pennsylvania Consumer Discount Company Act (the “CDCA”), which sets the maximum permissible interest at a level well below the interest rate the Company charges on its online cash advance loans. On January 8, 2009, the Company brought suit against the PDOB in Pennsylvania Commonwealth Court, arguing that the notice was invalid because it was adopted in violation of applicable procedural requirements and because it conflicted with the plain language of the CDCA. As a part of these proceedings, the PDOB filed a counterclaim against the Company seeking a declaratory judgment that the Company’s online lending activities to Pennsylvania consumers is not authorized by Pennsylvania law, however, the PDOB represented that it “has no intent to pursue a retroactive financial remedy” against the Company or any similarly situated lender for loans made prior to the date of the ultimate decision in this case. After a hearing on the Company’s initial request for a preliminary injunction, the judge expressed the view that the matter should be heard by all the judges of the Commonwealth Court. A hearing on the merits of the Company’s claim against the PDOB was held before the entire Commonwealth Court on April 1, 2009. On July 10, 2009, the Commonwealth Court issued its decision in favor of the PDOB, and in response thereto, the Company has ceased originating new loans in Pennsylvania. On July 15, 2009, the Company filed an expedited appeal of this decision with the Pennsylvania Supreme Court and also requested that the Commonwealth Court stay its order pending the appeal. On July 21, 2009, the Commonwealth Court denied the Company’s motion to stay its order. Although an expedited appeal has been requested, the Pennsylvania Supreme Court has not yet set a hearing date and the Company does not expect a decision on the appeal until late 2009 or early 2010.
     On March 5, 2009, Peter Alfeche filed a purported class action lawsuit in the United States District Court for the Eastern District of Pennsylvania against Cash America International, Inc., Cash America Net of Nevada, LLC (“CashNet Nevada”), Cash America Net of Pennsylvania, LLC and Cash America of PA, LLC, d/b/a CashNetUSA.com (collectively, “CashNetUSA”). The lawsuit alleges, among other things, that CashNetUSA’s online payday lending activities in Pennsylvania were illegal and not in accordance with the Pennsylvania Loan Interest Protection Law or the licensing requirements of the CDCA. The lawsuit also seeks declaratory judgment that several of CashNetUSA’s contractual provisions, including choice of law and arbitration provisions, are not authorized by Pennsylvania law. The complaint seeks unspecified compensatory damages, attorney’s fees and the trebling of any compensatory damages. CashNetUSA filed a motion to enforce the arbitration provision located in the agreements governing the lending activities, and a hearing on the motion was held on July 1, 2009. On July 16, 2009, CashNetUSA filed a motion to stay the litigation pending the U.S. Supreme Court’s review of Stolt-Nielsen, S.A. v. AnimalFeeds, Int’l Corp., which addresses the treatment of class action waivers in arbitration provisions under the Federal Arbitration Act. A hearing on the motions was held on October 14, 2009, and the Court has not rendered its decision. The

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Alfeche litigation is still at an early stage, and neither the likelihood of an unfavorable outcome nor the ultimate liability, if any, with respect to this litigation can be determined at this time. CashNetUSA believes that the Plaintiffs’ claims in this suit are without merit and will vigorously defend this lawsuit.
     On April 21, 2009, Yulon Clerk filed a purported class action lawsuit in the Court of Common Pleas of Philadelphia County, Pennsylvania, against CashNet Nevada and several other unrelated third-party lenders. The lawsuit alleges, among other things, that the defendants’ lending activities in Pennsylvania, including CashNet Nevada’s online payday lending activities in Pennsylvania, were illegal and in violation of various Pennsylvania laws, including the Loan Interest Protection Law, the CDCA and the Unfair Trade Practices and Consumer Protection Laws. The complaint seeks payment of potential fines, unspecified damages, attorney’s fees and the trebling of certain damages. The defendants removed the case to the United States District Court for the Eastern District of Pennsylvania where the lawsuit now resides. The case was subsequently reassigned to the same judge presiding in the Alfeche litigation. CashNet Nevada filed a motion with the federal court to enforce the arbitration provision located in the agreements governing the lending activities and has also filed a motion to stay the litigation pending the U.S. Supreme Court’s review of Stolt-Nielsen, S.A. v. AnimalFeeds, Int’l Corp. A hearing on the motions was held on October 14, 2009, and the Court has not rendered its decision. The Clerk litigation is still at an early stage, and neither the likelihood of an unfavorable outcome nor the ultimate liability, if any, with respect to this litigation can be determined at this time. CashNet Nevada believes that the Plaintiffs’ claims in this suit are without merit and will vigorously defend this lawsuit.
     The Company is a defendant in certain lawsuits encountered in the ordinary course of its business. Certain of these matters are covered to an extent by insurance. In the opinion of management, the resolution of these matters will not have a material adverse effect on the Company’s financial position, results of operations or liquidity.
8. Fair Values of Financial Instruments
     The carrying amounts and estimated fair values of financial instruments at September 30, 2009 and 2008 were as follows (in thousands):

	September 30,
	2009		2008
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
Financial assets:
Cash and cash equivalents	$28,532	$28,532	$29,754	$29,754
Pawn loans	190,478	190,478	158,226	158,226
Cash advances, net	93,472	93,472	87,034	87,034
Interest rate cap	187	187	11	11
Financial liabilities:
Bank lines of credit	207,717	203,250	243,692	250,161
Senior unsecured notes	238,891	302,642	108,500	107,744
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

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     The fair values of the Company’s long-term debt instruments are estimated based on market values for debt issues with similar characteristics or rates currently available for debt with similar terms. When compared to the recent issuances of similar senior unsecured notes, the Company’s like indebtedness has a higher fair value due to the yield difference.
9. Fair Value Measurements
     The Company adopted the provisions of ASC 820-10, Fair Value Measurements and Disclosures, on January 1, 2008 for financial assets and liabilities, and January 1, 2009 for non-financial assets that are recognized or disclosed in the financial statements on a nonrecurring basis. The adoption of this pronouncement did not have a material effect on the Company’s financial position or results of operations. ASC 820-10-05, Overview and Background, defines fair value to be the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date and emphasizes that fair value is a market-based measurement, not an entity-specific measurement. It establishes a fair value hierarchy and expands disclosures about fair value measurements in both interim and annual periods. ASC 820-10-50, Disclosure (“ASC 820-10-50”), enables the reader of the financial statements to assess the inputs used to develop fair value measurements by establishing a hierarchy for ranking the quality and reliability of the information used to determine fair values. ASC 820-10-50 requires that assets and liabilities carried at fair value will be classified and disclosed in one of the following three categories:
Level 1: Quoted market prices in active markets for identical assets or liabilities.
Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data.
Level 3: Unobservable inputs that are not corroborated by market data.
     The Company’s financial assets that are measured at fair value on a recurring basis as of September 30, 2009 are as follows (in thousands):

	September 30,	Fair Value Measurements Using
	2009	Level 1	Level 2	Level 3
Financial assets:
Interest rate cap	$187	$—	$187	$—
Nonqualified savings plan assets	5,067	5,067	—	—

Total	$5,254	$5,067	$187	$—

     The Company measures the value of its interest rate cap under Level 2 inputs as defined by ASC 820. The Company relies on a mark to market valuation based on yield curves using observable market interest rates for the interest rate cap. The fair value of the nonqualified savings plan assets are measured under a Level 1 input. These assets are publicly traded equity securities for which market prices are readily observable.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
10. Derivative Instruments
     The Company periodically uses derivative financial instruments, such as interest rate cap agreements, for the purpose of managing interest rate exposures that exist from ongoing business operations. For derivatives designated as cash flow hedges, the effective portions of changes in fair value of the derivative are reported in other comprehensive income and are subsequently reclassified into earnings when the hedged item affects earnings. The change in the fair value of the ineffective portion of the hedge, if any, will be recorded as income or expense. The fair values of the interest rate cap agreements and net investment hedge in foreign operations are included in “Other receivables and prepaid expenses” and “Notes payable,” respectively, of the accompanying consolidated balance sheets.
     On December 27, 2007, the Company entered into an interest rate cap agreement with a notional amount of $10.0 million of the Company’s outstanding floating rate line of credit for a term of 24 months at a fixed rate of 4.75%. On December 3, 2008, the Company entered into an interest rate cap agreement with a notional amount of $15.0 million of the Company’s outstanding floating rate line of credit for a term of 36 months at a fixed rate of 3.25%. On March 27, 2009, the Company entered into an interest rate cap agreement with a notional amount of $15.0 million of the Company’s outstanding floating rate line of credit for a term of 36 months at a fixed rate of 3.25%. These interest rate cap agreements have been determined to be perfectly effective cash flow hedges, pursuant to ASC 815-20-25, Derivatives and Hedging — Recognition at inception and on an ongoing basis.
     In May 2008, the Company entered into a line of credit facility of £7.5 million with a foreign commercial bank and designated the debt as a hedging instrument of the Company’s net investment in its subsidiary that offers cash advances to residents of the United Kingdom. The balance outstanding at September 30, 2009 was £5.3 million (approximately $8.4 million).
     The Company periodically uses forward currency exchange contracts and foreign debt instruments to minimize risk of foreign currency exchange rate fluctuations. During the three and nine months ended September 30, 2009, the Company entered into foreign currency contracts totaling $13.2 million to minimize the effect of foreign currency risk in Mexico. Under these contracts the Company received fixed payments of $6.9 million for contracts which expired through September 30, 2009, and paid the counter party a total of MXN 94.2 million (Mexican pesos) upon maturity. The Company received fixed payments of $6.3 million for contracts which have not expired, and will pay the counter party a total of MXN 85.9 million (Mexican pesos) upon maturity. Any gain or loss resulting from these forward contracts are recorded as income or loss and are included in “Foreign currency transaction gain (loss)” in the Company’s consolidated statement of income. For the three and nine months ended September 30, 2009, the Company recorded losses of $15,000 and $0.2 million, respectively, related to these forward contracts. Because the Company’s Australian operations are not material, the Company does not manage its exposure to risk from foreign currency exchange rate fluctuations through the use of foreign exchange forward contracts. As the Company’s foreign operations continue to grow, management will continue to evaluate and implement foreign exchange rate risk management strategies.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

				Amount of Gain or
		Amount of Gain or		(Loss) Recognized in
		(Loss) Recognized in		Income on
		OCI on Derivative		Derivative
Derivatives in ASC 815		(Effective Portion)		(Ineffective Portion)
Cash Flow Hedging
Relationships	Balance Sheet Location	2009	2008	2009	2008
Interest rate cap	Other receivables and prepaid expenses	$31	$(7)	$—	$—

Total		$31	$(7)	$—	$—

11. Subsequent Events
     The Company has evaluated subsequent events through October 22, 2009, which is the date the financial statements were issued, and has determined that there were no subsequent events as of this date.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
GENERAL
          The Company provides specialty financial services to individuals through its Company-owned and franchised lending locations and check cashing centers and via the Internet. These services include secured non-recourse loans, commonly referred to as pawn loans, short-term unsecured cash advances, installment loans, credit services, check cashing and related financial services. Finance and service charges revenue are generated from the Company’s pawn loan portfolio. A related activity of the pawn lending operations is the disposition of collateral from unredeemed pawn loans and the liquidation of a much smaller volume of merchandise purchased directly from customers. Cash advance fees are generated from the Company’s cash advance products, from credit service fees generated from customers for loans arranged with independent third-party lenders through a credit services organization (the “CSO program”) and from the Company’s card services business through which the Company provides marketing and loan processing services for a third-party bank issued line of credit on certain stored-value debit cards that the bank issues and purchases a participation interest in these line of credit receivables. Check cashing fees are generated from check cashing and other financial services.
          As of September 30, 2009, the Company had 1,034 total locations offering specialty financial services to its customers in the United States and Mexico. As of September 30, 2009, the Company also offered specialty financial services over the internet in the United States, United Kingdom and Australia. The Company operates in three segments: pawn lending, cash advance and check cashing.
          As of September 30, 2009, the Company’s pawn lending operating segment offered secured non-recourse loans to individuals, commonly referred to as pawn loans, through 660 total pawn lending locations, including 645 Company-owned units and 15 unconsolidated franchised units, consisting of:
•	503 stores that operate in 22 states in the United States under the names “Cash America Pawn” and “SuperPawn,” and

•	157 stores, of which the Company is a majority owner due to the December 16, 2008 acquisition (the “Prenda Fácil acquisition”) by the Company of 80% of the outstanding stock of Creazione Estilo, S.A. de C.V., SOFOM, E.N.R., a Mexican sociedad anónima de capital variable, sociedad financiera de objeto múltiple, entidad no regulada (“Creazione”), that operate in 19 jurisdictions in central and southern Mexico under the name “Prenda Fácil” (referred to as “Prenda Fácil”).
          During the nine month period ended September 30, 2009, the Company acquired one pawn lending location, established 49 locations, and combined or closed three locations for a net increase in Company-owned pawn lending locations of 47.
          As of September 30, 2009, the Company’s cash advance operating segment consisted of:
•	248 cash advance storefront locations in six states in the United States operating under the names “Cash America Payday Advance” and “Cashland;”

•	the Company’s Internet distribution platform, which offered short-term cash advances over the Internet to customers in 32 states in the United States at http://www.cashnetusa.com, in the United Kingdom at http://www.quickquid.co.uk, and in Australia at http://www.dollarsdirect.com.au; and

•	the Company’s card services business, which processed line of credit advances on behalf of a third-party lender that were outstanding in all 50 states and one other United States territory.

          As of September 30, 2009, the Company’s check cashing operating segment consisted of 121 unconsolidated franchised and five consolidated company-owned check cashing locations operating in 16 states in the United States under the name “Mr. Payroll.” For the nine month period ended September 30, 2009, the Company established one check cashing location and combined or closed eight locations for a net decrease in check cashing locations of seven.

          RESULTS OF CONTINUING OPERATIONS
          The following table sets forth the components of the consolidated statements of income as a percentage of total revenue for the periods indicated.

	Three months ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Revenue
Finance and service charges	21.7%	18.6%	21.0%	17.8%
Proceeds from disposition of merchandise	41.6	41.8	44.5	44.0
Cash advance fees	35.5	38.2	33.0	36.6
Check cashing fees, royalties and other	1.2	1.4	1.5	1.6

Total Revenue	100.0	100.0	100.0	100.0

Cost of Revenue
Disposed merchandise	27.4	27.0	28.8	27.5

Net Revenue	72.6	73.0	71.2	72.5

Expenses
Operations	32.4	32.6	32.8	32.4
Cash advance loss provision	13.6	16.2	11.5	13.7
Administration	7.9	6.1	8.3	7.2
Depreciation and amortization	3.7	3.7	3.9	3.7

Total Expenses	57.6	58.6	56.5	57.0

Income from Operations	15.0	14.4	14.7	15.5
Interest expense	(2.0)	(1.7)	(2.0)	(1.5)
Interest income	—	—	—	0.1
Foreign currency transaction gain	(0.1)	—	—	—

Income before Income Taxes	12.9	12.7	12.7	14.1
Provision for income taxes	4.7	5.2	4.7	5.4

Net Income	8.2	7.5	8.0	8.7
Less: Net income attributable to the noncontrolling interest	(0.1)	—	(0.1)	—

Net Income Attributable to Cash America International, Inc.	8.1%	7.5%	7.9%	8.7%

          The following table sets forth certain selected financial and non-financial data as of September 30, 2009 and 2008, and for each of the three and nine months then ended (dollars in thousands unless noted otherwise).

	Three Months Ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
Location statistics

Pawn segment locations in operation — (e)
Beginning of period, owned	632	487	598	485
Acquired	—	—	1	1
Start-ups	16	—	49	1
Combined or closed	(3)	—	(3)	—

End of period, owned	645	487	645	487
Franchise locations at end of period (a)	15	15	15	15

Total pawn lending location locations at end of period (a) (e)	660	502	660	502
Average number of owned pawn lending location locations (a) (e)	641	487	622	486

Cash advance segment locations in operation (excludes online lending and card services) —
Beginning of period	248	292	248	304
Combined or closed	—	(2)	—	(14)

End of period	248	290	248	290
Average number of cash advance locations	248	291	248	298

Check cashing segment locations —
Company-owned locations at end of period	5	5	5	5
Franchised locations at end of period (a)	121	129	121	129

Total check cashing centers in operation at end of period (a)	126	134	126	134

Combined total of all locations at end of period (a)	1034	926	1034	926

Services offered by locations

Pawn lending —
Pawn lending segment:
Domestic	488	487	488	487
Foreign (e)	157	—	157	—
Franchise — domestic (a)	15	15	15	15

Combined pawn lending segment (e)	660	502	660	502
Cash advance segment — storefront operations	116	—	116	—

Total locations offering pawn lending (a) (e)	776	502	776	502

Cash advances —
Cash advance segment — storefront operations	248	290	248	290
Pawn lending segment — domestic	432	432	432	432

Total locations offering cash advances	680	722	680	722

Check cashing —
Check cashing segment
Company-owned locations	5	5	5	5
Franchised locations (a)	121	129	121	129

Total check cashing segment (a)	126	134	126	134
Cash advance segment — storefront operations	248	290	248	290
Pawn lending segment — domestic	383	399	383	399

Total locations offering check cashing (a)	757	823	757	823

	Three Months Ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
Market coverage

Market coverage for pawn lending segment at end of period
States in the U.S	22	22	22	22
Foreign countries (e)	1	—	1	—
Market coverage for cash advance segment at end of period(c)
States and other U.S. territories
Storefront	6	7	6	7
Online	32	33	32	33
Card services	51	51	51	51
Foreign countries
Online	2	1	2	1
Pawn Lending Activities(f)

Annualized yield on pawn loans —
Pawn lending segment:
Domestic	127.7%	123.9%	131.1%	128.2%
Foreign (e)	141.0%	—%	147.8%	—%
Combined pawn lending segment (e)	129.2%	123.9%	133.0%	128.2%
Cash advance segment — storefront operations	74.9%	—%	85.0%	—%
Combined annualized yield on pawn loans (e)	128.9%	123.9%	132.8%	128.2%

Amount of pawn loans written and renewed —
Pawn lending segment:
Domestic	$170,059	$161,225	$465,179	$442,553
Foreign (e)	29,633	—	72,776	—

Combined pawn lending segment (e)	$199,692	$161,225	$537,955	$442,553
Cash advance segment — storefront operations	1,421	—	2,654	—

Combined amount of pawn loans written and renewed (e)	$201,113	$161,225	$540,609	$442,553

Average pawn loan balance outstanding —
Pawn lending segment:
Domestic	$162,100	$150,792	$148,796	$139,363
Foreign (e)	21,140	—	18,893	—

Combined pawn lending segment (e)	$183,240	$150,792	$167,689	$139,363
Cash advance segment — storefront operations	1,312	—	637	—

Combined average pawn loan balance outstanding (e)	$184,552	$150,792	$168,326	$139,363

Ending pawn loan balance —
Pawn lending segment:
Domestic	$166,481	$158,226	$166,481	$158,226
Foreign (e)	22,429	—	22,429	—

Combined pawn lending segment (e)	$188,910	$158,226	$188,910	$158,226
Cash advance segment — storefront operations	1,568	—	1,568	—

Combined ending pawn loan balance per location offering pawn loans (e)	$190,478	$158,226	$190,478	$158,226

Ending pawn loan balance per location offering pawn loans —
Pawn lending segment :
Domestic	$341	$325	$341	$325
Foreign (e)	$143	$—	$143	$—
Combined pawn lending segment (e)	$293	$325	$293	$325
Cash advance segment — storefront operations	$14	$—	$14	$—
Combined ending pawn loan balance per location offering pawn loans (e)	$250	$325	$250	$325

	Three Months Ended				Nine months ended
	September 30,				September 30,
	2009		2008		2009		2008
Average pawn loan amount at end of period (not in thousands) —
Pawn lending segment:
Domestic	$119		$121		$119		$121
Foreign (e)	$103		$—		$103		$—
Combined pawn lending segment (e)	$117		$121		$117		$121
Cash advance segment — storefront operations	$104		$—		$104		$—
Combined average pawn loan amount at end of period (e)	$117		$121		$117		$121

Disposition of merchandise — domestic —
Profit margin on disposition of merchandise
Pawn lending segment — domestic	34.1%		35.5%		35.3%		37.5%
Cash advance segment — storefront operations	36.7%		—%		35.5%		—%

Combined profit margin on disposition of merchandise	34.2%		35.5%		35.3%		37.5%

Disposition of merchandise — pawn lending segment — domestic —
Average annualized merchandise turnover	2.6	x	2.6	x	2.8	x	2.8	x
Average balance of merchandise held for disposition per average location in operation	$226		$213		$217		$204
Ending balance of merchandise held for disposition per location in operation	$238		$228		$238		$228

Cash advance activities(f)

Amount of cash advances written —(a) (c)
Funded by the Company
Cash advance segment:
Storefront	$171,470		$146,504		$460,016		$449,571
Internet lending	174,492		202,706		510,038		551,222

Total cash advance segment	$345,962		$349,210		$970,054		$1,000,793
Pawn lending segment — domestic	15,958		15,100		43,924		43,229

Combined funded by the Company	$361,920		$364,310		$1,013,978		$1,044,022

Funded by third-party lenders (a) (b)
Cash advance segment:
Storefront	$24,197		$21,600		$64,810		$71,585
Internet lending	163,446		113,997		385,799		327,725
Card services	30,457		—		76,123		—

Total cash advance segment	$218,100		$135,597		$526,732		$399,310
Pawn lending segment — domestic	34,356		35,534		95,488		111,309

Combined funded by third-party lenders (a) (b)	$252,456		$171,131		$622,220		$510,619

Aggregate amount of cash advances written — (a) (c)
Cash advance segment:
Storefront	$195,667		$168,104		$524,826		$521,156
Internet lending	337,938		316,703		895,837		878,947
Card services	30,457		—		76,123		—

Total cash advance segment	$564,062		$484,807		$1,496,786		$1,400,103
Pawn lending segment — domestic	50,314		50,634		139,412		154,538

Combined aggregate amount of cash advances written(a) (c)	$614,376		$535,441		$1,636,198		$1,554,641

	Three Months Ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
Number of cash advances written (not in thousands) —
Funded by the Company
Cash advance segment:
Storefront	387,635	422,009	1,038,877	1,267,211
Internet lending	445,928	487,572	1,270,268	1,318,454

Total cash advance segment	833,563	909,581	2,309,145	2,585,665
Pawn lending segment — domestic	48,927	46,777	134,051	137,518

Combined by the Company	882,490	956,358	2,443,196	2,723,183

Funded by third-party lenders (a) (b)
Cash advance segment:
Storefront	40,559	37,867	109,031	127,651
Internet lending	237,104	168,553	540,332	493,134
Card services	216,535	—	516,236	—

Total cash advance segment	494,198	206,420	1,165,599	620,785
Pawn lending segment — domestic	64,325	75,031	178,450	236,729

Combined by third-party lenders (a) (b)	558,523	281,451	1,344,049	857,514

Aggregate number of cash advances written — (a) (c)
Cash advance segment:
Storefront	428,194	459,876	1,147,908	1,394,862
Internet lending	683,032	656,125	1,810,600	1,811,588
Card services	216,535	—	516,236	—

Total cash advance segment	1,327,761	1,116,001	3,474,744	3,206,450
Pawn lending segment — domestic	113,252	121,808	312,501	374,247

Combined aggregate number of cash advances written (a) (c)	1,441,013	1,237,809	3,787,245	3,580,697

Cash advance customer balances (gross):
Owned by Company (d)
Cash advance segment:
Storefront	$42,581	$40,295	$42,581	$40,295
Internet lending	62,207	64,944	62,207	64,944
Card services	6,448	—	6,448	—

Total cash advance segment	$111,236	$105,239	$111,236	$105,239
Pawn lending segment — domestic	6,924	7,096	6,924	7,096

Combined owned by the Company(d)	$118,160	$112,335	$118,160	$112,335

Owned by third-party lenders (a) (b)
Cash advance segment :
Storefront	$4,373	$4,462	$4,373	$4,462
Internet lending	31,568	19,960	31,568	19,960
Card services	649	—	649	—

Total cash advance segment	$36,590	$24,422	$36,590	$24,422
Pawn lending segment — domestic	6,827	6,594	6,827	6,594

Combined owned by third-party lenders (a) (b)	$43,417	$31,016	$43,417	$31,016

Aggregate cash advance customer balances (gross) — (a) (c)
Cash advance segment:
Storefront	$46,954	$44,757	$46,954	$44,757
Internet lending	93,775	84,904	93,775	84,904
Card services	7,097	—	7,097	—

Total cash advance segment	$147,826	$129,661	$147,826	$129,661
Pawn lending segment — domestic	13,751	13,690	13,751	13,690

Combined aggregate cash advance customer balances (gross) (a) (c)	$161,577	$143,351	$161,577	$143,351

	Three Months Ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
Average amount per cash advance written (not in thousands) —
Funded by the Company
Cash advance segment:
Storefront	$442	$347	$443	$355
Internet lending	$391	$416	$402	$418
Total cash advance segment	$415	$384	$420	$387
Pawn lending segment — domestic	$326	$323	$328	$314
Combined by the Company	$410	$381	$415	$383

Funded by third-party lenders (a) (b)
Cash advance segment
Storefront	$597	$570	$594	$561
Internet lending	$689	$676	$714	$665
Card services	$141	$—	$147	$—
Total cash advance segment	$441	$657	$452	$643
Pawn lending segment — domestic	$534	$474	$535	$470
Combined by third-party lenders (a) (b)	$452	$608	$463	$595

Aggregate average amount per cash advance written —(a) (c)
Cash advance segment:
Storefront	$457	$366	$457	$374
Internet lending	$495	$483	$495	$485
Card services	$141	$—	$147	$—
Total cash advance segment	$425	$434	$431	$437
Pawn lending segment — domestic	$444	$416	$446	$413
Combined aggregate average amount per cash advance written (a) (c)	$426	$433	$432	$434

Check cashing

Face amount of checks cashed —
Company-owned locations:
Check cashing segment	$5,175	$7,106	$17,348	$22,322
Cash advance segment	29,026	40,497	120,727	151,688
Pawn lending segment	4,918	7,222	18,307	27,483

Combined company-owned locations	39,119	54,825	156,382	201,493
Franchised locations — check cashing segment (a)	229,314	295,791	790,671	968,000

Combined face amount of checks cashed (a)	$268,433	$350,616	$947,053	$1,169,493

Fees collected from customers —
Company-owned locations:
Check cashing segment	$61	$89	$244	$313
Cash advance segment	687	957	3,012	4,072
Pawn lending segment	81	122	336	506

Combined company-owned locations	829	1,168	3,592	4,891
Franchised locations — check cashing segment (a)	3,150	4,073	11,288	13,740

Combined fees collected from customers (a)	$3,979	$5,241	$14,880	$18,631

Fees as a percentage of checks cashed —
Company-owned locations:
Check cashing segment	1.2%	1.3%	1.4%	1.4%
Cash advance segment	2.4	2.4	2.5	2.7
Pawn lending segment	1.6	1.7	1.8	1.8

Combined company-owned locations	2.1	2.1	2.3	2.4
Franchised locations — check cashing segment(a)	1.4	1.4	1.4	1.4

Combined fees as a percentage of checks cashed (a)	1.5%	1.5%	1.6%	1.6%

	Three Months Ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
Average check cashed (not in thousands) —
Company-owned locations:
Check cashing segment	$404	$400	$423	$405
Cash advance segment	$510	$463	$581	$516
Pawn lending segment	$335	$412	$410	$474

Combined company-owned locations	$463	$447	$533	$495
Franchised locations — check cashing segment (a)	$412	$437	$457	$465

Combined average check cashed(a)	$418	$436	$461	$464

(a)	Non-generally accepted accounting principles in the United States (“non-GAAP”) presentation. For informational purposes and to provide a greater understanding of the Company’s businesses. Management believes that information provided with this level of detail is meaningful and useful in understanding the activities and business metrics of the Company’s operations. The non-GAAP financial measure is provided immediately following its most comparable generally accepted accounting principles accepted in the United States (“GAAP”) amount and can be reconciled to its most comparable GAAP amount through the presentation of the financial information above.

(b)	Includes (i) cash advances written by third-party lenders that were arranged by the Company on behalf of the third-party lenders through a CSO Program offered in certain states in the Company’s storefront and online distribution channels, and (ii) line of credit advances issued by a third-party lender utilizing the Company’s card services distribution channel to process these cash advances under a line of credit offered by such lender on certain stored-value and payroll cards issued by such lender. In its card services distribution channel, the Company acquires a participation interest in the receivables generated by the third party lender; and cash advance fees associated with the Company’s card services activities include revenue from the Company’s participation interest in the line of credit receivables generated by the third party lender, as well as marketing, processing and other miscellaneous fee income. (Note: The Company did not commence business in the card services distribution channel until the third quarter of 2008).

(c)	Includes cash advances written by the Company as well as the cash advance products described in footnote (b) above.

(d)	Amounts recorded in the Company’s consolidated financial statements.

(e)	Includes Prenda Fácil locations.

(f)	Excludes franchised locations.

CRITICAL ACCOUNTING POLICIES
          Except as described below, there have been no changes of critical accounting policies since December 31, 2008. For additional information on critical accounting policies, see Note 1 of Notes to Consolidated Financial Statements.
Goodwill
          Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in each business combination. In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 350-20-35, Goodwill — Subsequent Measurement, the Company tests goodwill for potential impairment annually as of June 30 and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. As defined in FASB ASC 350-20, the Company has three reporting units: pawn lending operations, cash advance operations and check cashing operations. These reporting units offer products with similar economic characteristics and have discrete financial information which is regularly reviewed by executive management. See Note 1, Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements, for further discussion.
          The Company’s impairment evaluation of goodwill is based on comparing the fair value of the Company’s reporting units to their carrying value. The fair value of the reporting units was determined based on the income approach and then compared to the results of the market approach for reasonableness. The income approach establishes fair value based on estimated future cash flows of each reporting unit, discounted by an estimated weighted-average cost of capital developed using the capital asset pricing model, which reflects the overall level of inherent risk of a reporting unit. The income approach uses the Company’s projections of financial performance for a five-year period and includes assumptions about future revenue growth rates, operating margin and terminal values which vary among reporting units. The market approach establishes fair value by applying cash flow multiples to the reporting unit’s operating performance. The multiples are derived from other publicly traded companies that are similar but not identical from an operational and economic standpoint.
          The Company performed its 2009 annual impairment test of goodwill as of June 30, 2009. The results of the annual impairment test indicated that the Company’s reporting units had fair values that exceeded carrying value by 79%. Based on the results of this test, no impairment of goodwill was observed. The Company also performed a sensitivity analysis on the Company’s estimated fair value using the income approach. A key assumption in the Company’s fair value estimate is the weighted average cost of capital utilized for discounting the Company’s cash flow estimates in the Company’s income approach. Holding all other assumptions constant at the annual assessment date, a 100 basis point increase in the discount rates would reduce the enterprise value for the Company’s reporting units by $71.0 million, which exceeds carrying value by 69%.
          The Company considered the need to update our most recent annual impairment test as of September 30, 2009 and concluded that there were no impairment indicators. The Company believes the assumptions used during the most recent annual assessment remain appropriate.
          The process of evaluating goodwill for impairment involves the determination of the fair value of the Company’s reporting units. Inherent in such fair value determination are certain judgments and estimates relating to future cash flows, including the Company’s interpretation of current economic indicators and market valuations, and assumptions about the Company’s strategic plans with regard to the Company’s operations. To the extent additional information arises, market conditions change or the Company’s strategies change, it is possible that the Company’s conclusions regarding whether existing goodwill is impaired could change and result in a material effect on the Company’s consolidated financial position or results of perations.

OVERVIEW
Components of Consolidated Net Revenue, Reduced by Cash Advance Loss Provision. Consolidated net revenue, reduced by cash advance loss provision is comprised of finance and service charges from pawn loans, profit from the disposition of merchandise, cash advance fees less cash advance loss provision, and other revenue. Other revenue is comprised of check cashing fees, royalties and miscellaneous other revenue items, such as ancillary products offered in stores.
          During the three months ended September 30, 2009 (the “current quarter”), consolidated net revenue, reduced by cash advance loss provision, increased 13.8% from $143.2 million to $162.9 million for the same period in 2008 (the “prior year quarter”). This net figure becomes the income available to satisfy remaining operating expenses and administrative expenses and is the measure management uses to evaluate top line performance. The contribution from pawn lending activities, defined as finance and service charges plus the profit from the disposition of merchandise, accounted for 60.9% and 59.0% of consolidated net revenue, reduced by cash advance loss provision for the current quarter and prior year quarter, respectively, and remains the dominant component of consolidated net revenue, reduced by cash advance loss provision for the Company.
          During the nine months ended September 30, 2009, (the “current nine-month period”) consolidated net revenue, reduced by cash advance loss provision, increased 7.6% to $475.4 million from $442.0 million for the same period in 2008 (the “prior year nine-month period”). The contribution from pawn lending activities accounted for 61.5% and 58.3% of consolidated net revenue, reduced by cash advance loss provision for the current nine-month period and the prior year nine-month period, respectively, and remains the dominant component of consolidated net revenue, reduced by cash advance loss provision for the Company.
          The following graphs show the components of consolidated net revenue, reduced by cash advance loss provision for the three and nine months ended September 30, 2009 and 2008:

Contribution to Increase in Net Revenue, Reduced by Cash Advance Loss Provision. The Company’s consolidated net revenue, reduced by cash advance loss provision increased $19.7 million, or 13.8%, and $13.0 million, or 10.0%, for the current quarter and the prior year quarter, respectively. The contribution from pawn lending activities for the current quarter increased $14.7 million, contributing 74.5% of the increase in consolidated net revenue, reduced by cash advance loss provision. The increase in pawn contribution was mainly due to higher finance and service charges on higher average loan balances in domestic operations and the Prenda Fácil acquisition. During the first quarter of 2009, certain cash advance lending locations began offering pawn lending activities, which also contributed to the increase in the contribution from pawn lending activities during the current quarter.
     Cash advance fees, reduced by cash advance loss provision for the current quarter increased $5.2 million, contributing 26.2% of the increase in consolidated net revenue, reduced by cash advance loss provision. In the prior year quarter, the contribution from pawn lending activities increased $9.4 million, contributing 72.5% of the increase in consolidated net revenue, reduced by cash advance loss provision. The increase in the contribution from pawn lending activities in the current quarter was mainly due to higher finance and service charges on higher average loan balances in domestic operations and an increase in the volume of disposed merchandise. Also in the prior year quarter, higher levels of cash advance fees, reduced by cash advance loss provision contributed $3.5 million, or 27.4% of the increase, primarily due to significant growth in cash advance balances outstanding and lower year over year loss rates.
The following table sets forth the contribution to year over year increases in net revenue, reduced by cash advance loss provision (dollars in thousands):

	Increase (Decrease) for Three Months Ended September 30,
	2009 Over 2008		2008 Over 2007
	$	% of	$	% of
	Change	Total	Change	Total
Finance and service charges	$12,943	65.6%	$5,591	43.1%
Profit from the disposition of merchandise	1,760	8.9	3,811	29.4

Subtotal	14,703	74.5%	9,402	72.5%
Cash advance fees, net of loan losses	5,168	26.2	3,546	27.4
Check cashing fees, royalties and other	(146)	(0.7)	12	0.1

Total	$19,725	100.0%	$12,960	100.0%

     The Company’s consolidated net revenue, reduced by cash advance loss provision increased $33.4 million, or 7.6%, and $64.8 million, or 17.2%, for the current nine-month period and the prior year nine-month period, respectively. The contribution from pawn lending activities for the current nine-month period increased $34.6 million, contributing 103.6% of the increase in consolidated net revenue. net of cash advance loss provision, mainly due to greater finance and service charges on higher average loan balances and the acquisition of Prenda Fácil. During the first quarter of 2009, certain cash advance locations began offering pawn lending activities, which increased the contribution from pawn lending activities during the current nine-month period. The increase in the contribution from pawn lending activities was partially offset by a 0.9% decrease in contribution from cash advance fees, reduced by cash advance loss provision, resulting from the discontinuance or modification of cash advance lending in certain states, as well as a 2.7% decrease in the contribution from check cashing fees and other revenue. In the prior year nine-month period, the contribution from pawn lending activities contributed 55.2% of the increase, mainly due to increased profit on higher disposition volumes of merchandise. Also in the prior year nine-month period, higher levels of cash advance fees, reduced by cash advance loss provision, contributed 45.7% of the increase, primarily due to significant growth in cash advance balances outstanding and lower year over year loss rates.

     The following tables set forth the contributions to year over year increases in net revenue, reduced by cash advance loss provision (dollars in thousands):

	Increase (Decrease) for Nine Months Ended September 30,
	2009 Over 2008		2008 Over 2007
	$	% of	$	% of
	Change	Total	Change	Total
Finance and service charges	$33,371	99.9%	$16,777	25.9%
Profit from the disposition of merchandise	1,242	3.7	18,959	29.3

Subtotal	34,613	103.6%	35,736	55.2%
Cash advance fees, net of loan losses	(316)	(0.9)	29,601	45.7
Check cashing fees, royalties and other	(877)	(2.7)	(556)	(0.9)

Total	$33,420	100.0%	$64,781	100.0%

Quarter Ended September 30, 2009 Compared To Quarter Ended September 30, 2008
Consolidated Net Revenue. Consolidated net revenue increased $16.5 million, or 8.9%, to $200.6 million during the current quarter from $184.1 million during the prior year quarter. The pawn lending segment contributed $12.6 million of the increase, and the cash advance segment contributed $4.0 million of the increase. The following table sets forth net revenue by operating segment for the three months ended September 30, 2009 and 2008 (dollars in thousands):

	Three months ended September 30,
	2009	2008	Increase/(Decrease)
Cash advance segment components:
Storefront	$26,466	$28,412	$(1,946)	(6.8)%
Internet lending	64,045	60,086	3,959	6.6
Card services	2,841	829	2,012	242.7

Total cash advance segment	$93,352	$89,327	$4,025	4.5%
Pawn lending segment components:
Domestic	98,948	94,012	4,936	5.3
Foreign	7,687	—	7,687	N/A

Total pawn lending segment	$106,635	$94,012	$12,623	13.4%
Check cashing operations	595	778	(183)	(23.5)

Consolidated net revenue	$200,582	$184,117	$16,465	8.9%

Finance and Service Charges. Finance and service charges from pawn loans increased $12.9 million, or 27.5%, to $59.9 million in the current quarter from $47.0 million in the prior year quarter. The increase is due to higher average loan balances on pawn loans which contributed $10.5 million of the increase and higher annualized yield on pawn loans, which contributed $2.4 million of the increase.
     Pawn loan balances in domestic locations and foreign locations at September 30, 2009 were $190.5 million, which was $32.3 million, or 20.4% higher than at September 30, 2008. The average balance of pawn loans outstanding during the current quarter increased by $33.8 million, or 22.4%, compared to the prior year quarter. A significant contribution to the increase in the number of pawn loans was the inclusion of $22.4 million of pawn loans from Prenda Fácil as of September 30, 2009. In addition, pawn loan balances and the number of pawn loans increased primarily because the demand for the pawn loan product was higher mainly due to seasonal growth in the third quarter and, to a lesser extent, the growth in pawn loan balances at certain storefront cash advance locations.

     Annualized loan yield in pawn loans was 128.9% in the current quarter, compared to 123.9% in the prior year quarter. The higher annualized yield is a function of the average permitted rates for fees and service charges on pawn loans as well as the amount of finance and service charges deemed to be collectible based on historical loan redemption statistics. The Company’s domestic annualized loan yield increased to 127.7% in the current quarter compared to 123.9% in the prior year quarter. The increase was primarily due to improved performance and portfolio mix. In addition, the pawn loan yield related to Prenda Fácil has higher annualized yields than the Company’s domestic operations, which also contributed to the increase in annualized yield.
Proceeds from the Disposition of Merchandise. Profit from the disposition of merchandise represents the proceeds received from the disposition of merchandise in excess of the cost of disposed merchandise. The following table summarizes the proceeds from the disposition of merchandise and the related profit for the current quarter as compared to the prior year quarter (dollars in thousands):

	Three Months Ended September 30,
	2009			2008
	Merchan-	Refined		Merchan-	Refined
	dise	Gold	Total	dise	Gold	Total
Proceeds from disposition	$60,036	$54,750	$114,786	$62,621	$42,896	$105,517
Profit on disposition	$23,670	$15,574	$39,244	$25,644	$11,840	$37,484
Profit margin	39.4%	28.4%	34.2%	41.0%	27.6%	35.5%
Percentage of total profit	60.3%	39.7%	100.0%	68.4%	31.6%	100.0%
     The total proceeds from disposition of merchandise and refined gold increased $9.3 million, or 8.8% during the current quarter over the prior year quarter, and the total profit from the disposition of merchandise and refined gold increased $1.8 million, or 4.7% during the current quarter from the prior year quarter. Overall profit margin decreased from 35.5% in the prior year quarter to 34.2% in the current quarter primarily due to lower profits on the retail disposition of merchandise combined with a higher percentage mix of refined gold sold during the current quarter, which typically has lower profit margins.
     Proceeds from the disposition of merchandise decreased $2.6 million, or 4.1%, during the current quarter over the prior year quarter, primarily due to a generally soft economic environment. In addition, the profit margin on the disposition of merchandise decreased to 39.4% in the current quarter from 41.0% in the prior year quarter, resulting in a $2.0 million, or 7.7% decrease in the profit for the current quarter compared to the prior year quarter due mainly to discounting of merchandise prices.
     Proceeds from the disposition of refined gold increased $11.9 million, or 27.6% during the current quarter over the prior year quarter. In recent periods, an increase in the amount of pawn loans secured by jewelry and the sale of gold items purchased directly from customers has increased the volume of refined gold sold by the Company. In addition, the Company has experienced an increase in the volume of refined gold sold due to some of the Company’s cash advance locations, which began offering gold buying services during the first quarter of 2009. The profit margin on the disposition of refined gold increased $3.7 million to 28.4% in the current quarter from 27.6% in the prior year quarter, primarily due to higher selling price of gold sold, which offset higher costs of gold per ounce sold in the current quarter.
     The consolidated merchandise turnover rate remained flat at 2.6 times in the current quarter compared to the prior year quarter. Management expects that the profit margin on the disposition of merchandise will likely trend slightly below current levels primarily due to the soft economic environment, which may require discounting of merchandise to encourage retail sales, as well as an increase in the percentage mix of refined gold sales, which typically have lower profit margins.

     The table below summarizes the age of merchandise held for disposition before valuation allowance of $0.7 million and $1.9 million, respectively, at September 30, 2009 and 2008 (dollars in thousands).

	2009		2008
	Amount	%	Amount	%
Merchandise held for 1 year or less –
Jewelry	$73,108	62.2%	$75,718	67.0%
Other merchandise	36,014	30.6	28,784	25.5

Total merchandise held for 1 year or less	109,122	92.8	104,502	92.5

Merchandise held for more than 1 year –
Jewelry	5,207	4.4	5,222	4.6
Other merchandise	3,260	2.8	3,224	2.9

Total merchandise held for more than 1 year	8,467	7.2	8,446	7.5

Total merchandise held for disposition	$117,589	100.0%	$112,948	100.0%

     During 2008, the Company modified its methodology for assessing the reasonableness of its inventory allowance by taking a more comprehensive view of factors impacting the valuation of merchandise held for disposition. Beginning in 2008, a greater emphasis was placed on shrinkage rates as a measure of adequacy of the allowance, while maintaining the other measures of merchandise quality used in prior periods. Management believes that this approach more accurately reflects the near-term vulnerability of merchandise valuation impairment based on historical perspectives. As a result, the allowance decreased to $0.7 million as of September 30, 2009 from $1.9 million as of September 30, 2008.
Cash Advance Fees. Cash advance fees increased $1.9 million, or 2.0%, to $98.2 million in the current quarter, as compared to $96.3 million in the prior year quarter. The increase in revenue from cash advance fees is predominantly due to the combined 9.4% increase in cash advance fees from the internet distribution channel and card services components of the cash advance segment which offset lower cash advance fees from the storefront cash advance operations. This increase in cash advance fees from the internet distribution channel is primarily due to growth in cash advances made in the United Kingdom and domestic markets and the entry into the Australian cash advance market during the second quarter of 2009. Cash advance fees from storefront operations decreased by 13.3%, primarily due to the closure of 56 storefront cash advance locations during 2008, as well as resulting from changes to certain markets for the cash advance product, which lowered rates and the revenue on the product. For example, the short-term unsecured cash advance product offered at storefront locations in Ohio under the Ohio Second Mortgage Loan statute has a lower annualized yield than the short-term unsecured cash advance product previously offered, which resulted in lower cash advance fees at Ohio storefront locations, despite an increase in cash advances written at these locations. In addition, the Company adjusted underwriting criteria for the cash advance product in late 2008 to reduce risk of loan losses, which has resulted in a decrease in cash advances written but has lowered loan losses in the current quarter.
     As of September 30, 2009, cash advance products were available in 680 lending locations, including 432 pawn lending locations and 248 cash advance locations. In 249 of these lending locations, the Company arranges for customers to obtain cash advance products from independent third-party lenders for a fee. Cash advance fees from same stores (stores that have been open for at least twelve months) decreased $2.2 million, or 6.7%, to $30.8 million for the current quarter, compared to $33.0 million for the prior year quarter due to the factors noted above.

     The following table sets forth cash advance fees by operating segment for the quarters ended September 30, 2009 and 2008 (dollars in thousands):

	Three months ended September 30,
	2009	2008	Increase (Decrease)
Cash advance segment components:
Storefront	$23,285	$26,859	$(3,574)	(13.3)%
Internet lending	63,751	60,031	3,720	6.2
Card services	2,839	827	2,012	243.3

Total cash advance segment	$89,875	$87,717	$2,158	2.5%
Pawn lending segment	8,334	8,584	(250)	(2.9)

Consolidated cash advance fees	$98,209	$96,301	$1,908	2.0%

     The amount of cash advances written increased $79.0 million, or 14.8%, to $614 million in the current quarter from $535 million in the prior year quarter. These amounts include $252 million in the current quarter and $171 million in the prior year quarter extended to customers by all independent third-party lenders in connection with the CSO program. The average amount per cash advance decreased to $426 from $433 during the current quarter over the prior year quarter, primarily due to the mix within the portfolio and adjustments to underwriting criteria. The outstanding combined portfolio balance of cash advances increased $18.2 million, or 12.7%, to $161.6 million at September 30, 2009 from $143.4 million at September 30, 2008. Those amounts included $118.2 million and $112.3 million at September 30, 2009 and 2008, respectively, which are included in the Company’s consolidated balance sheet and are net of an allowance for losses of $24.7 million and $25.3 million, which has been provided in the consolidated financial statements for September 30, 2009 and 2008, respectively.
     In June 2008, the Governor of Ohio signed into law legislation that capped the annual percentage rate, as defined in the statute, on payday loans in that state at 28%, which effectively eliminated the profitability of the existing short-term unsecured cash advance product in Ohio. When the new law became effective in the fourth quarter of 2008, the Company’s online business and its Ohio storefronts, including the remaining Ohio Cashland locations, began offering customers short-term unsecured cash advance loans governed by the Ohio Second Mortgage Loan statute. Currently, the Company offers short-term unsecured cash advances in its Ohio storefront locations pursuant to the Ohio Second Mortgage Loan statute and offers a third-party’s short-term unsecured cash advance product to online customers through a CSO program. In addition, most of the remaining Ohio Cashland locations also began offering gold buying services during the fourth quarter of 2008 and began offering pawn loans collateralized by jewelry during the first quarter of 2009.
     In May 2009, Minnesota adopted changes to its law governing short-term cash advances. The changes to the law cover the Company’s online cash advance product offered in Minnesota and became effective on August 1, 2009. The revised law has caused a material reduction in the economics of the Company’s online offering in Minnesota, and, in anticipation of this change, the Company decreased the number of cash advance loans extended to customers in Minnesota in the last half of 2008 and in 2009. The Company has continued offering online cash advances to qualified customers in that state and management will be closely monitoring the economic viability of continuing to offer online cash advances in Minnesota.
     On July 10, 2009, the Company received notice that the Commonwealth Court of Pennsylvania has ruled in favor of the Department of Banking in Pennsylvania related to the online offering of cash advance products in that state. The Company has filed an appeal of this decision, but the Company has ceased originating new loans in Pennsylvania until a final decision on this appeal has been rendered. If this decision is not overturned, the Company anticipates a permanent discontinuation of its online cash advance product in that state. See Note 7 of Notes to Consolidated Financial Statements.
     The State of Washington recently passed legislation that will become effective on January 1, 2010 that sets a maximum loan amount for short-term unsecured cash advance loans that may be loaned to an individual by all lenders in that state. The Company is still evaluating the potential effects of such legislation and expects that it will reduce the volume of short-term unsecured cash advance loans in the State of Washington after this legislation takes effect. The Company does not expect that the reduced loan volume will have a material impact on the Company’s consolidated total revenue.
     The following table summarizes cash advances outstanding at September 30, 2009 and 2008 (dollars in thousands):

	2009	2008
Funded by the Company (a)
Active cash advances and fees receivable	$77,216	$73,097
Cash advances and fees in collection	19,550	25,857

Total funded by the Company (a)	96,766	98,954

Funded by third-party lenders(b) (c)
Active cash advances and fees receivable	48,463	31,072
Cash advances and fees in collection	16,348	13,325

Total funded by third-party lenders(b) (c)	64,811	44,397

Combined gross portfolio of cash advances and fees receivable(b) (d)	161,577	143,351
Less: Elimination of cash advances owned by third-party lenders	43,417	31,016

Company-owned cash advances and fees receivable, gross	118,160	112,335
Less: Allowance for losses	24,688	25,301

Cash advances and fees receivable, net	$93,472	$87,034

Allowance for loss on Company-owned cash advances	$24,688	$25,301
Accrued losses on third-party lender-owned cash advances	2,815	1,957

Combined allowance for losses and accrued third-party lender losses	$27,503	$27,258

Combined allowance for losses and accrued third-party lender losses as a % of combined gross portfolio(b) (d)	17.0%	19.0%

(a)	Cash advances written by the Company in its pawn and cash advance locations and through the Company’s internet distribution channel.

(b)	Non-GAAP presentation. For informational purposes and to provide a greater understanding of the Company’s businesses. Management believes that information provided with this level of detail is meaningful and useful in understanding the activities and business metrics of the Company’s operations. Management evaluates the cash advance portfolio on an aggregate basis including the loss provision for the Company-owned and the third-party lender-owned portfolio that the Company guarantees. The non-GAAP financial measure is provided immediately following its most comparable GAAP amount and can be reconciled to its most comparable GAAP amount through the presentation of the financial information above.

(c)	Cash advances written by third-party lenders that were marketed, processed or arranged by the Company on behalf of the third-party lenders, all at the Company’s pawn and cash advance locations and through the Company’s internet and card services distribution channels. (Note: The Company did not commence business in the card services distribution channel until the third quarter of 2008.)

(d)	Includes (i) cash advances written by the Company, and (ii) cash advances written by third-party lenders that were marketed, processed or arranged, by the Company on behalf of the third-party lenders, all at the Company’s pawn and cash advance locations and through the Company’s internet and card services distribution channels. (Note: The Company did not commence business in the card services distribution channel until the third quarter of 2008.)

Check Cashing Fees, Royalties and Other. Check cashing fees, royalties and other income from all segments decreased $0.1 million, or 4.4%, from the prior year quarter to $3.2 million in the current quarter due primarily to a lower volume of checks being cashed. The components of these fees are as follows (dollars in thousands):

	Three months ended September 30,
	2009				2008
	Pawn	Cash	Check		Pawn	Cash	Check
	Lending	Advance	Cashing	Total	Lending	Advance	Cashing	Total
Check cashing fees	$81	$687	$61	$829	$122	$956	$89	$1,167
Royalties	184	—	526	710	185	—	681	866
Other	765	897	8	1,670	660	654	8	1,322

	$1,030	$1,584	$595	$3,209	$967	$1,610	$778	$3,355

Cash Advance Loss Provision. The Company maintains an allowance for losses on cash advances at a level projected to be adequate to absorb credit losses inherent in the outstanding combined cash advance portfolio. The cash advance loss provision is utilized to increase or decrease the allowance carried against the outstanding company-owned cash advance portfolio (including participation interests in line of credit receivables acquired from a third-party lender) as well as expected losses in the third-party lender-owned portfolios which are guaranteed by the Company. The allowance is based on historical trends in portfolio performance based on the status of the balance owed by the customer. The Company charges off all cash advances once they have been in default for 60 days, or sooner if deemed uncollectible. Recoveries on losses previously charged to the allowance are credited to the allowance when collected. The cash advance loss provision decreased by $3.3 million to $37.7 million in the current quarter, from $41.0 million in the prior year quarter. The loss provision expense as a percentage of gross cash advances written was lower in the current quarter, decreasing to 6.1% from 7.6% in the prior year quarter. The loss provision as a percentage of cash advance fees decreased to 38.4% in the current quarter from 42.5% in the prior year quarter. The decrease in loss provision is primarily due to adjustments in underwriting of loans, an improved mix of customers, which is more heavily weighted to customers with better repayment histories and a lower concentration of customers with no performance history, lower defaults (loans not paid when due) and a higher percentage of collections on loans that were past due.
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

     The following table shows the Company’s loss experience for each of the last five quarters under a variety of metrics used by the Company to evaluate performance:

	2008		2009
	Third	Fourth	First	Second	Third
	Quarter	Quarter	Quarter	Quarter	Quarter
Combined cash advance loss provision as a % of combined cash advances written (a)(b)	7.6%	7.3%	5.1%	5.5%	6.1%
Charge-offs (net of recoveries) as a % of combined cash advances written (a)(b)	8.1%	8.0%	6.1%	4.4%	5.6%
Combined cash advance loss provision as a % of cash advance fees (a)(b)	42.5%	42.1%	30.8%	34.5%	38.4%

Combined cash advances and fees receivable, gross(a)(b)	$143,351	$140,527	$121,958	$146,345	$161,577
Combined allowance for losses on cash advances	27,258	23,630	18,800	24,222	27,503

Combined cash advances and fees receivable, net(a)(b)	$116,093	$116,897	$103,158	$122,123	$134,074

Combined allowance for losses and accrued third-party lender losses as a % of combined gross portfolio (a)(b)	19.0%	16.8%	15.4%	16.6%	17.0%

(a)	Non-GAAP presentation. For informational purposes and to provide a greater understanding of the Company’s businesses. Management believes that information provided with this level of detail is meaningful and useful in understanding the activities and business metrics of the Company’s operations. Management evaluates the cash advance portfolio on an aggregate basis including its evaluation of the loss provision for the Company-owned portfolio and the third-party lender-owned portfolio that the Company guarantees.

(b)	Includes (i) cash advances written by the Company, and (ii) cash advances written by third-party lenders that were marketed, processed, or arranged by the Company on behalf of the third-party lenders, all at the Company’s pawn and cash advance locations and through the Company’s internet and card services distribution channels.
     The following table summarizes the cash advance loss provision for the three months ended September 30, 2009 and 2008, respectively (dollars in thousands):

	Three Months Ended
	September 30,
	2009	2008
Cash advance loss provision:
Loss provision on Company-owned cash advances	$36,933	$41,302
Loss provision on third-party owned cash advances	757	(352)

Combined cash advance loss provision	$37,690	$40,950

Charge-offs, net of recoveries	$34,408	$43,402

Cash advances written:
By the Company (a)	$361,920	$364,310
By third-party lenders(b)(c)	252,456	171,131

Combined cash advances written (b)(d)	$614,376	$535,441

Combined cash advance loss provision as a % of combined cash advances written (b)(d)	6.1%	7.6%
Charge-offs (net of recoveries) as a % of combined cash advances written (b)(d)	5.6%	8.1%

(a)	Cash advances written by the Company for its own account in pawn locations, cash advance locations and through the internet distribution channel.

(b)	Non-GAAP presentation. For informational purposes and to provide a greater understanding of the Company’s businesses. Management believes that information provided with this level of detail is meaningful and useful in understanding the activities and business metrics of the Company’s operations. Management evaluates and measures the cash advance portfolio performance on an aggregate basis including its evaluation of the loss provision for the Company-owned portfolio and the third-party lender-owned portfolio that the Company guarantees. (Note: The Company did not commence business in the card services distribution channel until the third quarter of 2008).

(c)	Cash advances written by third-party lenders that were marketed, processed or arranged by the Company on behalf of the third-party lenders, all at the Company’s pawn and cash advance locations and through the Company’s internet and card services distribution channels. (Note: The Company did not commence business in the card services distribution channel until the third quarter of 2008).

(d)	Includes (i) cash advances written by the Company, and (ii) cash advances written by third-party lenders that were marketed, processed or arranged by the Company on behalf of the third-party lenders, all at the Company’s pawn and cash advance locations and through the Company’s internet and card services distribution channels. (Note: The Company did not commence business in the card services distribution channel until the third quarter of 2008).
Operations Expenses. Consolidated operations expenses, as a percentage of total revenue, were 32.4% in the current quarter, compared to 32.6% in the prior year quarter. These expenses increased $7.0 million, or 8.6% in the current quarter compared to the prior year quarter. Pawn lending operating expenses increased $4.7 million, or 8.9%, to $57.7 million, primarily due to higher personnel costs due to Prenda Fácil, staffing increases and benefits. The operations expenses for the cash advance activities increased $2.4 million, or 8.2%, to $31.4 million in the current quarter compared to the prior year quarter predominantly due to increases in operating expenses in the internet distribution channel, consisting primarily of marketing expenses associated with expanding the Company’s customer base both domestically and internationally and expenses for new product development activities which offset lower operating expenses in storefront activities due to closed locations.
     The Company’s operations expenses are predominately related to personnel and occupancy expenses. Personnel expenses include base salary and wages, performance incentives and benefits. Occupancy expenses include rent, property taxes, insurance, utilities and maintenance. The combination of personnel and occupancy expenses represents 75.6% of total operations expenses in the current quarter and 76.3% in the prior year quarter. The comparison is as follows (dollars in thousands):

	Three Months Ended September 30,
	2009		2008
		% of		% of
	Amount	Revenue	Amount	Revenue
Personnel	$46,656	16.9%	$43,742	17.3%
Occupancy	20,888	7.6	19,043	7.6
Other	21,824	7.9	19,534	7.7

Total	$89,368	32.4%	$82,319	32.6%

     The increase in personnel expenses is primarily due to the acquisition of Prenda Fácil, the growth of the Company’s online distribution channel and normal recurring salary adjustments. The increase in occupancy expense is primarily due to recurring rent and property tax increases, as well as the increase in occupancy expense associated with the acquisition of Prenda Fácil. These increases were partially offset by the closure of 56 storefront cash advance locations in 2008.
     The Company realigned some of its administrative activities during the first quarter 2009 to create more direct oversight of operations, resulting in classifying some expenses that were classified as administration expenses in prior periods as operating expenses. For comparison purposes, the Company reclassified the same direct expenses from earlier periods out of administrative expenses and into operations expenses. The amounts related to the current quarter and reclassified in the prior year quarter were $0.9 million and $0.7 million, respectively. There was no change in the aggregate amount of expenses related to this reclassification.
Administration Expenses. Consolidated administration expenses, as a percentage of total revenue, were 7.9% in the current quarter, compared to 6.1% in the prior year quarter. The components of administration expenses for the three months ended September 30, 2009 and 2008 are as follows (dollars in thousands):

	Three Months Ended September 30,
	2009		2008
		% of		% of
	Amount	Revenue	Amount	Revenue
Personnel	$14,328	5.2%	$10,024	4.0%
Other	7,547	2.7	5,335	2.1

Total	$21,875	7.9%	$15,359	6.1%

     The increase in administration expenses of $6.5 million in the current quarter over the prior year quarter was mainly due to Prenda Fácil and the growth of the Company’s online distribution channel.
Depreciation and Amortization. Depreciation and amortization expense as a percentage of total revenue was 3.7% in the current quarter and in the prior year quarter. Total depreciation and amortization expense increased $0.9 million, or 9.9%, primarily due to the acquisition of Prenda Fácil and software development at the Company’s internet lending segment, partially offset by a decrease due to closed storefront cash advance locations in 2008.
Interest Expense. Interest expense as a percentage of total revenue was 2.0% in the current quarter and 1.7% in the prior year quarter. Interest expense increased $1.1 million, or 25.6%, to $5.4 million in the current quarter as compared to $4.3 million in the prior year quarter. The increase is due to an increase in the average amount of debt outstanding during the current quarter of $448.6 million from $351.8 million during the prior year quarter mainly due to the Prenda Fácil acquisition in the fourth quarter of 2008 and the supplemental earn-out and true-up payments related to CashNetUSA. The increase was partially offset by a decrease in the effective blended borrowing cost to 4.4% in the current quarter from 4.7% in the prior year quarter. The Company’s offering of $115 million aggregate principal amount of 5.25% Convertible Senior Notes due May 15, 2029 (the “2009 Convertible Notes”) during the second quarter of 2009 also contributed to the increase in interest expense, as relatively lower cost floating rate debt was replaced by relatively higher fixed rate debt. See Note 5 of the Notes to Consolidated Financial Statements. The Company also incurred $0.8 million of non-cash interest related to the issuance of the 2009 Convertible Notes in May 2009.
Foreign Currency Transaction Gain/Loss. The Company is impacted by foreign currency transactions due to certain of its subsidiaries conducting business in currencies other than the U.S. dollar. In the current quarter, the Company recorded a foreign currency transaction loss of approximately $0.2 million related to its operations in foreign countries, compared to a $5,000 loss in the prior year quarter.
Income Taxes. The Company’s effective tax rate was 36.5% for the current quarter compared to 40.9% for the prior year quarter. The decrease in the effective tax rate is primarily attributable to a decrease in nondeductible lobbying expenses, a decrease in state and local taxes and a lower statutory tax rate on income from foreign operations in the current quarter. The Company incurred $2.0 million of nondeductible expenses during the prior year quarter primarily related to development activities surrounding a 2008 change in Ohio law. If those expenses had been deductible the effective tax rate for the prior year quarter would have been 38.6%.

Net Income Attributable to the Noncontrolling Interest. Pursuant to ASC 810-10-65, Consolidations – Overall – Transition and Open Effective Date Information, (“ASC 810-10-65”) the Company eliminates the net income attributable to the noncontrolling interest of Prenda Fácil and Huminal of 20.0% and 100.0%, respectively. For the current quarter, noncontrolling interest related to Prenda Fácil and Huminal represented income of $0.2 million and $25,000, respectively. See Note 1 of Notes to Consolidated Financial Statements for further discussion about Huminal. Allocation of net income attributable to noncontrolling interest excludes certain amortization and interest expenses related to the acquisition.
Nine Months Ended September 30, 2009 Compared To Nine Months Ended September 30, 2008
Consolidated Net Revenue. Consolidated net revenue increased $22.2 million, or 4.1%, to $567.0 million during the current nine-month period from $544.8 million during the prior year nine-month period. Net revenue from the pawn segment increased $27.8 million, or 9.7%, largely due to increased finance and service charges from domestic pawn loans and the Prenda Fácil acquisition. This increase was offset by a $5.1 million decrease in net revenue from the cash advance segment during the current nine-month period. The following table sets forth net revenue by operating segment for the nine months ended September 30, 2009 and 2008 (dollars in thousands):

	Nine months ended September 30,
	2009	2008	Increase/(Decrease)
Cash advance segment components:
Storefront	$71,503	$89,789	$(18,286)	(20.4)%
Internet lending	171,251	164,349	6,902	4.2
Card services	7,103	829	6,274	756.8

Total cash advance segment	$249,857	$254,967	$(5,110)	(2.0)%
Pawn lending segment components:
Domestic	293,789	287,170	6,619	2.3
Foreign	21,191	—	21,191	N/A

Total pawn lending segment	$314,980	$287,170	$27,810	9.7%
Check cashing operations	2,181	2,636	(455)	(17.3)

Consolidated net revenue	$567,018	$544,773	$22,245	4.1%

Finance and Service Charges. Finance and service charges from pawn loans increased $33.4 million, or 25.0%, to $167.2 million in the current nine-month period from $133.8 million in the prior year nine-month period. The increase is due to higher average loan balances on pawn loans, which contributed $27.8 million of the increase and higher annualized yield on pawn loans, which contributed $5.6 million of the increase.
     Pawn loan balances in domestic locations and foreign locations at September 30, 2009 were $190.5 million, which was $32.3 million, or 20.4% higher than at September 30, 2008. The average balance of pawn loans outstanding for the current nine-month period increased by $28.9 million, or 20.8%, compared to the prior year nine-month period. A significant contribution to the increase in the number of pawn loans and pawn loan balances was the inclusion of $22.4 million of pawn loans from Prenda Fácil as of September 30, 2009, as well as the growth in pawn loan balances at certain storefront locations.
     Annualized loan yield on pawn loans was 132.8% for the current nine-month period, compared to 128.2% in the prior year nine-month period. The higher annualized yield is a function of the average rates for fees and service charges on pawn loans as well as the amount of finance and service charges deemed to be collectible based on historical loan redemption statistics. The Company’s domestic annualized loan yield increased to 131.1% in the current nine-month period compared to 128.2% in the prior year nine-month period. The increase was primarily due to improved performance and portfolio mix. In addition, the pawn loan yield related to Prenda Fácil has higher annualized yields than the Company’s domestic operations, which also contributed to the increase in annualized yield.
Proceeds from the Disposition of Merchandise. Profit from the disposition of merchandise represents the proceeds received from the disposition of merchandise in excess of the cost of disposed merchandise. The following table summarizes the proceeds from the disposition of merchandise and the related profit for the current nine-month period as compared to the prior year nine-month period (dollars in thousands):

	Nine Months Ended September 30,
	2009			2008
	Merchan-	Refined		Merchan-	Refined
	dise	Gold	Total	dise	Gold	Total
Proceeds from disposition	$202,520	$152,199	$354,719	$206,671	$123,518	$330,189
Profit on disposition	$81,547	$43,594	$125,141	$84,930	$38,969	$123,899
Profit margin	40.3%	28.6%	35.3%	41.1%	31.5%	37.5%
Percentage of total profit	65.2%	34.8%	100.0%	68.5%	31.5%	100.0%
     The total proceeds from disposition of merchandise and refined gold increased $24.5 million, or 7.4% during the current nine-month period from the prior year nine-month period, and the total profit from the disposition of merchandise and refined gold increased $1.2 million, or 1.0% during the current nine-month period from the prior year nine-month period. Overall profit margin decreased from 37.5% in the prior year nine-month period to 35.3% in the current nine-month period primarily due to lower profits on the retail disposition of merchandise combined with a higher percentage mix of refined gold sold in the current nine-month period, which typically have lower profit margins.
     Proceeds from disposition of merchandise decreased $4.2 million, or 2.0%, during the current nine-month period from the prior year nine-month period, primarily due to a generally soft economic environment and by an absence of economic stimulus payments to individuals. In addition, the profit margin on the disposition of merchandise decreased to 40.3% in the current nine-month period from 41.1% in the prior year nine-month period resulting in a $3.4 million, or 4.0% decrease in profit mainly due to discounting of merchandise prices.
     Proceeds from the disposition of refined gold increased $28.7 million or 23.2% during the current nine-month period over the prior year nine-month period. In recent periods, an increase in the amount of pawn loans secured by jewelry and the sale of gold items purchased directly from customers have increased the volume of refined gold sold by the Company. In addition, the Company has experienced an increase in the volume of refined gold sold due to some of the Company’s cash advance locations, which began offering gold buying services during the first quarter of 2009. The profit margin on the disposition of refined gold decreased to 28.6% in the current nine-month period from 31.5% in the prior year nine-month period, primarily due to the higher selling price of gold sold, which offset higher costs of gold per ounce sold in the current nine-month period.
     The consolidated merchandise turnover rate remained flat at 2.8 times in the current nine-month period compared to the prior year nine-month period. Management expects that the profit margin on the disposition of merchandise will likely trend slightly below current levels primarily due to the soft economic environment, which may require discounting of merchandise to encourage retail sales, as well as an increase in the percentage mix of refined gold sales, which typically have lower profit margins.
Cash Advance Fees. Cash advance fees decreased $11.5 million, or 4.2%, to $263.1 million in the current nine-month period, as compared to $274.6 million in the prior year nine-month period. The decrease in revenue from cash advance fees is predominantly due to the 24.7% decrease in cash advance fees from storefront activities, partially offset by a 3.7% increase in cash advance fees from the internet distribution channel. The decrease in storefront cash advance fees is mainly due to the closure of 56 storefront cash advance locations during 2008, as well as resulting from changes to certain markets for the cash advance product, which lowered rates and the revenue on the product. For example, the short-term unsecured cash advance product offered at storefront locations in Ohio under the Ohio Second Mortgage Loan statute has a lower annualized yield than the short-term unsecured cash advance product previously offered, which resulted in lower cash advance fees at the Ohio storefront locations, despite an increase in cash advances written at these locations. In addition, the Company adjusted underwriting criteria for the cash advance product in late 2008 to reduce risk of loan losses, which has resulted in a decrease in cash advances written but has lowered the levels of losses in the current nine-month period. A generally soft economic environment and higher unemployment levels may have also contributed to the decrease in the number of short-term unsecured cash advance loans and, therefore, cash advance fees.
     As of September 30, 2009, cash advance products were available in 680 lending locations, including 432 pawn lending locations and 248 cash advance locations. In 249 of these lending locations, the Company arranges for customers to obtain cash advance products from independent third-party lenders for a fee. Cash advance fees from same stores (stores that have been open for at least twelve months) decreased $16.2 million, or 16.2%, to $83.8 million for the current nine-month period, compared to $100.0 million for the prior year nine-month period.
     See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Quarter Ended September 30, 2009 Compared To Quarter Ended September 30, 2008—Cash Advance Fees” for a discussion of regulatory changes that have impacted or are expected to impact the Company’s cash advance segment in the States of Ohio, Minnesota, Pennsylvania and Washington.
     The following table sets forth cash advance fees by operating segment for the nine months ended September 30, 2009 and 2008 (dollars in thousands):

	Nine months ended September 30,
	2009	2008	Increase (Decrease)
Cash advance segment components:
Storefront	$62,520	$82,979	$(20,459)	(24.7)%
Internet lending	170,361	164,290	6,071	3.7
Card services	7,097	827	6,270	758.2

Total cash advance segment	$239,978	$248,096	$(8,118)	(3.3)%
Pawn lending segment	23,141	26,514	(3,373)	(12.7)

Consolidated cash advance fees	$263,119	$274,610	$(11,491)	(4.2)%

     The amount of cash advances written increased $81.0 million, or 5.2%, to $1,636 million in the current nine-month period from $1,555 million in the prior year nine-month period. These amounts include $622 million in the current nine-month period and $511 million in the prior year nine-month period extended to customers by all independent third-party lenders. The average amount per cash advance decreased to $432 from $434 during the current nine-month period over the prior year nine-month period, primarily due to the mix within the portfolio and adjustments to underwriting criteria. The outstanding combined portfolio balance of cash advances increased $18.2 million, or 12.7%, to $161.6 million at September 30, 2009 from $143.4 million at September 30, 2008. Those amounts included $118.2 million and $112.3 million at September 30, 2009 and 2008, respectively, which are included in the Company’s consolidated balance sheet and are net of an allowance for losses of $24.7 million and $25.3 million, which has been provided in the consolidated financial statements for September 30, 2009 and 2008, respectively.

Check Cashing Fees, Royalties and Other. Check cashing fees, royalties and other income from all segments decreased $0.9 million, or 7.0%, from the prior year nine-month period to $11.6 million in the current nine-month period primarily due to a lower volume of checks being cashed. Management believes check cashing volume in the prior year nine-month period was higher than normal mostly due to economic stimulus payments to individuals in the second quarter of 2008. The components of these fees are as follows (dollars in thousands):

	Nine Months Ended September 30,
	2009				2008
	Pawn	Cash	Check		Pawn	Cash	Check
	Lending	Advance	Cashing	Total	Lending	Advance	Cashing	Total
Check cashing fees	$336	$3,012	$242	$3,590	$506	$4,071	$313	$4,890
Royalties	567	—	1,889	2,456	542	—	2,284	2,826
Other	2,079	3,424	50	5,553	1,921	2,800	39	4,760

	$2,982	$6,436	$2,181	$11,599	$2,969	$6,871	$2,636	$12,476

Cash Advance Loss Provision. The cash advance loss provision decreased by $11.2 million to $91.6 million in the current nine-month period, from $102.8 million in the prior year nine-month period. The loss provision as a percentage of gross cash advances written decreased to 5.6% from 6.6% in the prior year nine-month period. The loss provision as a percentage of cash advance fees decreased to 34.8% in the current nine-month period from 37.4% in the prior year nine-month period. The lower loss provision is primarily due to adjustments in underwriting of loans, an improved mix of customers, which is more heavily weighted to customers with better repayment histories, a lower concentration of customers with no performance history, and a higher percentage of collections on loans that were past due.
     The following table summarizes the cash advance loss provision for the nine months ended September 30, 2009 and 2008, respectively (dollars in thousands):

	Nine Months Ended
	September 30,
	2009	2008
Cash advance loss provision:
Loss provision on Company-owned cash advances	$90,961	$102,688
Loss provision on third-party owned cash advances	681	129

Combined cash advance loss provision	$91,642	$102,817

Charge-offs, net of recoveries	$87,768	$103,063

Cash advances written:
By the Company (a)	$1,013,978	$1,044,022
By third-party lenders(b)(c)	622,220	510,619

Combined cash advances written (b)(d)	$1,636,198	$1,554,641

Combined cash advance loss provision as a % of combined cash advances written (b)(d)	5.6%	6.6%
Charge-offs (net of recoveries) as a % of combined cash advances written (b)(d)	5.4%	6.6%

(a)	Cash advances written by the Company for its own account in pawn locations, cash advance locations and through the internet distribution channel.

(b)	Non-GAAP presentation. For informational purposes and to provide a greater understanding of the Company’s businesses. Management believes that information provided with this level of detail is meaningful and useful in understanding the activities and business metrics of the Company’s operations. Management evaluates and measures the cash advance portfolio performance on an aggregate basis including its evaluation of the loss provision for the Company-owned portfolio and the third-party lender-owned portfolio that the Company guarantees. (Note: The Company did not commence business in the card services distribution channel until the third quarter of 2008).

(c)	Cash advances written by third-party lenders that were marketed, processed or arranged by the Company on behalf of the third-party lenders, all at the Company’s pawn and cash advance locations and through the Company’s internet and card services distribution channels. (Note: The Company did not commence business in the card services distribution channel until the third quarter of 2008).

(d)	Includes (i) cash advances written by the Company, and (ii) cash advances written by third-party lenders that were marketed, processed or arranged by the Company on behalf of the third-party lenders, all at the Company’s pawn and cash advance locations and through the Company’s internet and card services distribution channels. (Note: The Company did not commence business in the card services distribution channel until the third quarter of 2008).
Operations Expenses. Consolidated operations expenses, as a percentage of total revenue, were 32.8% in the current nine-month period, an increase from 32.4% in the prior year nine-month period. These expenses increase $17.7 million, or 7.3% in the current nine-month period compared to the prior year nine-month period. In the current nine-month period, pawn lending operating expenses increased $14.0 million, or 8.8%, to $173.4 million when compared to the prior year nine-month period, primarily due to higher personnel related costs due to Prenda Fácil, staffing increases and benefits. The operations expenses for the cash advance activities increased $3.8 million, or 4.6%, to $87.0 million in the current nine-month period compared to the prior year nine-month period predominantly due to increases in operating expenses in the internet lending distribution channel, consisting primarily of marketing expenses associated with expanding the Company’s customer base both domestically and internationally and expenses for new product development activities, which offset lower operating expenses in storefront activities due to closed locations.
     The Company’s operations expenses are predominately related to personnel and occupancy expenses. Personnel expenses include base salary and wages, performance incentives and benefits. Occupancy expenses include rent, property taxes, insurance, utilities and maintenance. The combination of personnel and occupancy expenses represents 76.8% of total operations expenses in the current nine-month period and 78.3% in the prior year nine-month period. The comparison is as follows (dollars in thousands):

	Nine Months Ended September 30,
	2009		2008
		% of		% of
	Amount	Revenue	Amount	Revenue
Personnel	$140,444	17.7%	$134,223	17.9%
Occupancy	60,106	7.6	56,567	7.5
Other	60,734	7.5	52,763	7.0

Total	$261,284	32.8%	$243,553	32.4%

     The increase in personnel expenses is primarily due to Prenda Fácil, the growth of the Company’s online distribution channel and normal recurring salary adjustments. The increase in occupancy expense is primarily due to recurring rent and property tax increases as well as the increase in occupancy expense associated with Prenda Fácil. These increases were partially offset by the closure of 56 storefront cash advance locations in 2008.
     The Company realigned some of its administrative activities during the first quarter 2009 to create more direct oversight of operations, resulting in classifying some expenses that were classified as administration expenses in prior periods as operating expenses. For comparison purposes, the Company reclassified the same direct expenses from earlier periods out of administrative expenses and into operations expenses. The amounts related to the current nine-month period and reclassified in the prior year nine-month period were $2.5 million and $1.8 million, respectively. There was no change in the aggregate amount of expenses related to this reclassification.
Administration Expenses. Consolidated administration expenses, as a percentage of total revenue, were 8.3% in the current nine-month period, compared to 7.2% in the prior year nine-month period. The components of administration expenses for the nine months ended September 30, 2009 and 2008 are as follows (dollars in thousands):

	Nine Months Ended September 30,
	2009		2008
		% of		% of
	Amount	Revenue	Amount	Revenue
Personnel	$42,062	5.3%	$36,161	4.8%
Other	23,969	3.0	17,729	2.4

Total	$66,031	8.3%	$53,890	7.2%

     The increase in administration expenses of $12.1 million in the current nine-month period over the prior year nine-month period was mainly due to Prenda Fácil, the growth of the Company’s online distribution channel and normal recurring salary adjustments.
Depreciation and Amortization. Depreciation and amortization expense as a percentage of total revenue was 3.9% in the current nine-month period, compared to 3.7% in the prior year nine-month period. Total depreciation and amortization expense increased $3.0 million, or 10.7%, primarily due to the acquisition of Prenda Fácil and software development at the Company’s internet lending segment, partially offset by a decrease due to closed storefront cash advance locations in 2008.
Interest Expense. Interest expense as a percentage of total revenue was 2.0% in the current nine-month period and 1.5% in the prior year nine-month period. Interest expense increased $4.6 million, or 41.7%, to $15.6 million in the current nine-month period as compared to $11.0 million in the prior year nine-month period. The increase was primarily due to an increase in the average amount of debt outstanding during the current nine-month period to $429.3 million from $304.8 million during the prior year nine-month period mainly due to the Prenda Fácil acquisition in the fourth quarter of 2008 and the supplemental earn-out and true-up payments related to CashNetUSA. The increase was partially offset by a decrease in the effective blended borrowing cost to 4.0% in the current nine-month period from 5.0% in the prior year nine-month period. The Company’s offering of the 2009 Convertible Notes during the second quarter of 2009 also contributed to the increase in interest expense, as relatively lower cost floating rate debt was replaced by relatively higher fixed rate debt. See Note 5 of the Notes to Consolidated Financial Statements for further discussion of the 2009 Convertible Notes. The Company also incurred non-cash interest of $1.2 million related to the issuance of the 2009 Convertible Notes in May 2009.
Foreign Currency Transaction Gain/Loss. The Company is impacted by foreign currency transactions due to its foreign subsidiaries conducting business in currencies other than the U.S. dollar. In the current nine-month period, the Company recorded a foreign currency transaction loss of approximately $19,000 related to its operations in foreign countries, compared to a $0.1 million loss in the prior year nine-month period.
Income Taxes. The Company’s effective tax rate was 37.2% for the current nine-month period compared to 38.6% for the prior year nine-month period. The decrease in the effective tax rate is primarily attributable to a decrease in nondeductible lobbying expenses, a decrease in state and local taxes and a lower statutory tax rate on income from foreign operations in the current nine-month period. The Company incurred $2.8 million of nondeductible expenses during the prior year nine-month period primarily related to development activities surrounding a 2008 change in Ohio law.
Net Income Attributable to the Noncontrolling Interest. Pursuant to ASC 810-10-65, the Company eliminates the net income attributable to the noncontrolling interest of Prenda Fácil and Huminal of 20.0% and 100.0%, respectively. For the current nine-month period, noncontrolling interest related to Prenda Fácil and Huminal represented income of $742,000 and $56,000, respectively. Allocation of net income attributable to noncontrolling interest excludes certain amortization and interest expenses related to the acquisition.

LIQUIDITY AND CAPITAL RESOURCES
          The Company’s cash flows and other key indicators of liquidity are summarized as follows (dollars in thousands):

	Nine Months Ended
	September 30,
	2009		2008
Operating activities cash flows	$181,357		$182,509

Investing activities cash flows:

Pawn loans	$(16,111)		$(21,189)
Cash advances	(102,436)		(99,447)
Acquisitions	(42,481)		(65,220)
Property and equipment additions	(29,418)		(44,461)
Proceeds from property insurance	517		864
Total Investing activities cash flows	$(189,929)		$(229,453)

Financing activities cash flows	$5,855		$54,078

Working capital	$404,528		$299,610
Current ratio	4.8	x	3.0	x
Merchandise turnover	2.8	x	2.8	x
Cash flows from operating activities. Net cash provided by operating activities was $181.4 million for the current nine-month period, a decrease of $1.2 million, or 0.6% compared to the prior year nine-month period. Net cash generated by the Company’s pawn lending operations and cash advance operations for the current nine-month period was $72.5 million and $108.8 million, respectively, and cash used by check cashing operations was $0.1 million for the current nine-month period. The decrease in net cash from operating activities was primarily due to a decrease in operating cash flows for the cash advance and check cashing segments of $25.8 million and $0.7 million, respectively, partially offset by an increase in the operating cash flows for the pawn lending segment of $25.2 million.
Cash flows from investing activities. Net cash used for investing activities decreased $39.5 million, or 17.2%, compared to the prior year nine-month period. The Company’s pawn lending investing activities provided cash of $38.5 million and cash advance investing activities provided cash of $151.3 million during the current nine-month period. In the current nine-month period, the Company also invested $29.4 million for property and equipment, including $4.1 million toward the development of a new point-of-sale system and $25.3 million for the development and enhancements to communications and information systems, the establishment of new locations and the remodeling of certain locations.
          On March 31, 2009, the Company made payments totaling $36.0 million in connection with the acquisition of substantially all of the assets of The Check Giant, LLC (“TCG”). On April 27, 2009, the Company paid a final true-up payment of $5.0 million pursuant to an agreement with TCG to reflect amounts collected between October 1, 2008 and March 31, 2009 on loans that had been reserved in its allowance for loan losses as of September 30, 2008, less the costs of collecting on such loans.
          On July 23, 2008, the Company, through a wholly-owned subsidiary, Primary Cash Holdings, LLC (now known as Primary Innovations, LLC, or “PI”), purchased substantially all the assets of Primary Business Services, Inc., Primary Finance, Inc., Primary Processing, Inc. and Primary Members Insurance Services, Inc. (collectively, “PBSI”), a group of companies in the business of, among other things, providing loan processing services for, and participating in receivables associated with, a bank issued line of credit made available by the bank on certain stored-value debit cards the bank issues. The Company also agreed to pay up to eight supplemental earn-out payments during the four-year period after the closing. The amount of each supplemental payment is to be based on a multiple of 3.5 times the consolidated earnings attributable to PI’s business for a specified period (generally 12 months) preceding each scheduled supplemental payment, reduced by amounts previously paid. The first supplemental payment required a minimum payment of $2.7 million and was made on April 1, 2009. Based on the terms of the agreement, no payment was due for the second supplemental payment calculated for the June 30, 2009 measurement date. In addition, as of September 30, 2009 no additional supplemental payment has been accrued for the December 31, 2009 measurement date based on the amounts previously paid in connection with the initial purchase price and the first supplemental payment. Substantially all of these supplemental payments will be accounted for as goodwill. The remaining supplemental payments will be calculated as described above based on measurement dates of each December 31 and June 30 through June 30, 2012, with each payment, if any, due approximately 45 days after the measurement date. The Company does not anticipate that a payment will be required for the next measurement date based on the current level of performance and the amount of payments previously made to date. The activities of PI are included in the results of the Company’s cash advance segment.
          On December 16, 2008, the Company completed the Prenda Fácil acquisition. The Company agreed to pay one supplemental earn-out payment in an amount based on a five times multiple of the consolidated earnings of Creazione’s business as specifically defined in the Stock Purchase Agreement (generally Creazione’s earnings before interest, income taxes, depreciation and amortization expenses) for the twelve-month period ending June 30, 2011, reduced by amounts previously paid. This supplemental payment is expected to be paid in cash on or before August 15, 2011 and will be accounted for as goodwill.
          Management anticipates that capital expenditures for the remainder of 2009 will be between $5.0 million and $10.0 million, primarily for the remodeling of selected operating units, for the continuing development and enhancements to communications and information systems, including the multi-year project to upgrade the Company’s proprietary point-of-sale and information system, and for the establishment of approximately 10 to 20 new pawn lending locations, primarily in its foreign operations.
          Cash flows from financing activities. During the current nine-month period, the Company made payments of $74.6 million under its bank lines of credit. On May 20, 2009, the Company prepaid its $10.0 million senior unsecured long-term notes, due in November 2012 without penalty. In addition, on June 30, 2009, the Company repaid the remaining balance of $8.5 million of its 7.2% unsecured notes. Additional uses of cash during the current nine-month period included $3.1 million for dividends paid and $1.0 million for stock issued under share-based compensation plans. In addition, 394,476 shares were repurchased for $10.5 million pursuant to an authorization by the Board of Directors of the Company in October 2007 to repurchase up to 1,500,000 shares of the Company’s common stock.
          On May 19, 2009, the Company completed the offering of the 2009 Convertible Notes. The Company received net proceeds of approximately $111.1 million, after deducting the initial purchasers’ discount and the offering expenses payable by the Company. The non-cash interest expense related to the amortization of the discount on the 2009 Convertible Notes that was recognized in the Company’s Consolidated Statements of Income was $0.8 million and $1.2 million for the three and nine months ended September 30, 2009, respectively. The Company used a portion of the net proceeds of the offering to repay existing indebtedness, including outstanding balances under its revolving credit facility. The remaining portion was used for general corporate purposes.
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
          The Company’s short-term liquidity requirements are adequately provided for under its $300.0 million line of credit, which is a multi-year committed facility by a group of ten commercial banks. The completion of the offering of the 2009 Convertible Notes significantly improved the Company’s liquidity position. However, management will continue to closely monitor the Company’s liquidity needs and review alternatives for additional capital based on its view that the current dysfunctional nature of the credit markets may continue for the foreseeable future. To ensure that it is in a position to meet the needs of its business, management will continue to evaluate and possibly pursue alternatives such as the sale of assets, reductions in capital spending and changes to its current assets and/or the issuance of debt or equity securities, all of which could be expected to generate additional liquidity.
          Management believes that the borrowings available ($88.4 million at September 30, 2009) under the credit facilities, cash generated from operations and current working capital of $404.5 million should be sufficient to meet the Company’s anticipated capital requirements for its businesses. The characteristics of the current assets, specifically the ability to rapidly liquidate gold jewelry and adjust outflows of cash in its lending practices, gives the Company flexibility to quickly modify its business strategy to increase cash flow from its business, if necessary.
Shelf Registration Statement
          On August 14, 2009, the Company filed an automatic shelf registration statement on Form S-3 (the “Shelf Registration Statement”) with the Securities and Exchange Commission (the “SEC”) which permits the Company or its selling securityholders to offer from time to time shares of the Company’s common stock, par value $0.10, debt securities, depositary shares, warrants, stock purchase contracts, units, and subscription rights as described in the accompanying prospectus. Pursuant to Rule 462(e) of the Securities Act of 1933, the Shelf Registration Statement became effective automatically upon filing with the SEC. Management believes the Shelf Registration Statement will provide the Company with additional flexibility with regard to potential financings that it may undertake when market conditions permit or the Company’s financial condition may require.
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
Item 4. Controls and Procedures
          Under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, management of the Company has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of September 30, 2009 (the “Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective (i) to ensure that information required to be disclosed in reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms; and (ii) to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.
          There was no change in the Company’s internal control over financial reporting during the quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
          The Company’s products and services are subject to extensive regulation and supervision under various federal, state and local laws, ordinances and regulations. Failure to comply with applicable laws and regulations could subject the Company to regulatory enforcement action that could result in the assessment against the Company of civil, monetary or other penalties. The Company faces the risk that restrictions or limitations resulting from the enactment, change, or interpretation of laws and regulations could negatively affect the Company’s business activities or effectively eliminate some of the Company’s current loan products. In particular, short-term consumer loans have come under increased regulatory scrutiny in recent years that has resulted in increasingly restrictive regulations and legislation that makes offering such loans less profitable or unattractive to the Company. Regulations adopted by some states require that all borrowers of certain short-term loan products be listed on a database and limit the number of such loans a borrower may have outstanding. Other regulations adversely impact the availability of the Company’s cash advance products to active duty military personnel. Legislative or regulatory activities may also limit the amount of interest and fees to levels that do not permit the offering of cash advance loans to be feasible or may limit the number of short-term loans that customers may receive or have outstanding.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
          The following table provides the information with respect to purchases made by the Company of shares of its common stock, par value $0.10, during each of the months in the first nine months of 2009:

			Total Number of	Maximum Number
	Total Number	Average	Shares Purchased as	of Shares that May
	of Shares	Price Paid	Part of Publicly	Yet Be Purchased
Period	Purchased (1)	Per Share	Announced Plan (2)	Under the Plan (2)

January 1 to January 31	603	$27.66	—	1,255,000
February 1 to February 28	16,918	$17.84	—	1,255,000
March 1 to March 31 (3)	295	$14.83	—	1,255,000
April 1 to April 30 (3)	—	—	—	1,255,000
May 1 to May 31	487	$23.37	—	1,255,000
June 1 to June 30	85,000	$22.09	85,000	1,170,000
July 1 to July 31	8,181	$25.27	—	1,170,000
August 1 to August 31	110,241	$27.82	109,800	1,060,200
September 1 to September 30	199,676	$29.12	199,676	860,524

Total	421,401	$26.81	394,476	—

(1)	Includes shares purchased on the open market relating to compensation deferred by a director under the 2004 Long-Term Incentive Plan and participants in the Company’s Non-Qualified Savings Plan of 1, 491, 127, 487, and 441 shares for the months of January, February, March, May, and August, respectively, and shares withheld from employees as partial tax payments for shares issued under stock-based compensation plans of 602, 16,427, 168, and 8,181 shares for the months of January, February, March, and July, respectively.

(2)	On October 24, 2007, the Board of Directors authorized the Company’s repurchase of up to a total of 1,500,000 shares of its common stock.

(3)	In March and April, the Company’s third-party record keeper for the Non-Qualified Savings Plan erroneously sold 16,632 and 14,085 shares of the Company’s common stock held in the plan, respectively, and repurchased, at the record keeper’s expense, 12,931, 16,937 and 851 shares in March, April and August, respectively, to correct their error.
Item 3. Defaults Upon Senior Securities
None.

Item 4. Submission of Matters to a Vote of Security Holders
None.
Item 5. Other Information
None.

Item 6. Exhibits

Exhibit	Description

10.1	First Amended and Restated Credit Agreement among Cash America International, Inc. (the “Company”) and certain lenders named therein dated as of February 24, 2005(1)

10.2	Third Amendment dated November 21, 2008 to First Amended and Restated Credit Agreement dated as of February 24, 2005 among the Company and certain lenders named therein

10.3	Credit Agreement dated November 21, 2008 among the Company, Wells Fargo Bank, National Association, as Administrative Agent, and the other lenders party thereto(1)

10.4	Note Agreement dated as of December 28, 2005 among the Company and the purchasers named therein for the issuance of the Company’s 6.12% Senior Notes(1)

10.5	Amendment No. 1 dated December 11, 2008 to Note Agreement dated as of December 28, 2005 among the Company and the purchasers named therein

10.6	Amendment No. 1 dated December 11, 2008 to Note Agreement dated as of December 19, 2006 among the Company and the purchasers named therein

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Pursuant to 17 CFR 240.24b-2, portions of this exhibit have been omitted and have been filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.

SIGNATURE
          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 22, 2009	CASH AMERICA INTERNATIONAL, INC.
	By:	/s/ Thomas A. Bessant, Jr.
Thomas A. Bessant, Jr.
Executive Vice President and Chief Financial Officer (On behalf of the Registrant and as Principal Financial Officer)

EXHIBIT INDEX

Exhibit	Description

10.1	First Amended and Restated Credit Agreement among Cash America International, Inc. (the “Company”) and certain lenders named therein dated as of February 24, 2005(1)

10.2	Third Amendment dated November 21, 2008 to First Amended and Restated Credit Agreement dated as of February 24, 2005 among the Company and certain lenders named therein

10.3	Credit Agreement dated November 21, 2008 among the Company, Wells Fargo Bank, National Association, as Administrative Agent, and the other lenders party thereto(1)

10.4	Note Agreement dated as of December 28, 2005 among the Company and the purchasers named therein for the issuance of the Company’s 6.12% Senior Notes(1)

10.5	Amendment No. 1 dated December 11, 2008 to Note Agreement dated as of December 28, 2005 among the Company and the purchasers named therein

10.6	Amendment No. 1 dated December 11, 2008 to Note Agreement dated as of December 19, 2006 among the Company and the purchasers named therein

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Pursuant to 17 CFR 240.24b-2, portions of this exhibit have been omitted and have been filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.