Form 10-K
period 2009-12-31
CASH AMERICA INTERNATIONAL INC
filed 2010-02-26
CIK 807884

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 1-9733

(Exact name of registrant as specified in its charter)

Texas	75-2018239
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1600 West 7th Street
Fort Worth, Texas	76102 - 2599
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code:
(817) 335-1100

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, $.10 par value per share	New York Stock Exchange
Securities Registered Pursuant to Section 12(g) of the Act:
None
   Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
   Indicate by check if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
   Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter time that the registrant was required to submit and post such files). Yes ☐ No ☐
   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
   Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
   Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
   The aggregate market value of 29,196,696 shares of the registrant’s Common Stock, par value $0.10 per share, held by non-affiliates on June 30, 2009 was approximately $682,910,719.
   At February 11, 2010 there were 29,551,584 shares of the registrant’s Common Stock, $0.10 par value per share, issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive Proxy Statement pertaining to the 2010 Annual Meeting of Shareholders are incorporated herein by reference into Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K.

CASH AMERICA INTERNATIONAL, INC.
YEAR ENDED DECEMBER 31, 2009

CAUTIONARY NOTE CONCERNING FACTORS THAT MAY AFFECT FUTURE RESULTS
     This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. You should not place undue reliance on these statements. These forward-looking statements give current expectations or forecasts of future events and reflect the views and assumptions of senior management of Cash America International, Inc. (the “Company”) with respect to the business, financial condition and prospects of the Company. When used in this report, terms such as “believes,” “estimates,” “should,” “could,” “would,” “plans,” “expects,” “anticipates,” “may,” “forecast,” “project” and similar expressions or variations as they relate to the Company or its management are intended to identify forward-looking statements. Forward-looking statements address matters that involve risks and uncertainties that are beyond the ability of the Company to control and, in some cases, predict. Accordingly, there are or will be important factors that could cause the Company’s actual results to differ materially from those indicated in these statements. Among the key factors that could cause the Company’s actual financial results, performance or condition to differ from the expectations expressed or implied in such forward-looking statements include, but are not limited to, the following:
•	changes in pawn, consumer credit, tax and other laws and government rules and regulations applicable to the Company’s business,

•	changes in demand for the Company’s services,

•	the continued acceptance of the internet channel by the Company’s cash advance customers,

•	the actions of third-parties who offer products and services to or for the Company,

•	fluctuations in the price of gold,

•	changes in competition,

•	the ability of the Company to open new operating units in accordance with its plans,

•	changes in economic conditions,

•	real estate market fluctuations,

•	interest rate fluctuations,

•	changes in foreign currency exchange rates,

•	changes in the capital markets,

•	the ability to successfully integrate newly acquired businesses into the Company’s operations,

•	the loss of services of any of the Company’s executive officers,

•	the effect of any current or future litigation proceedings on the Company,

•	acts of God, war or terrorism, pandemics and other events,

•	the effect of any of such changes on the Company’s business or the markets in which the Company operates, and

•	other risks and uncertainties described in this report or from time to time in the Company’s filings with the Securities and Exchange Commission (the “SEC”).
     The foregoing list of factors is not exhaustive and should be read together with other cautionary statements included under the caption “Risk Factors” in Item 1A of this report. New factors may emerge or changes to these factors may also occur that would impact the Company’s business. If one or more events related to these or other risks or uncertainties materialize, or if management’s underlying assumptions prove to be incorrect, actual results may differ materially from what the Company anticipates. The Company disclaims any intention or obligation to update or revise any forward-looking statements to reflect events or circumstances occurring after the date of this report. All forward-looking statements are expressly qualified in their entirety by the foregoing cautionary statements.

PART I
ITEM 1. BUSINESS
Overview
     Cash America International, Inc. (the “Company”) provides specialty financial services to individuals through its Company-owned and franchised lending locations and check cashing centers and via the internet. These services include secured non-recourse loans, commonly referred to as pawn loans, short-term unsecured cash advances, installment loans, credit services, check cashing and related financial services. A related activity of the pawn lending operations is the disposition of collateral from unredeemed pawn loans and the liquidation of a smaller volume of merchandise purchased from third-parties or directly from customers. The Company also arranges loans for customers with independent third-party lenders through a credit services organization and operates a card services business through which the Company provides marketing and loan processing services for a third-party bank issued line of credit on certain stored-value debit cards that the bank issues and purchases a participation interest in certain line of credit receivables originated by the bank. The Company was incorporated in Texas in 1984 and has been in the business of owning and operating pawn shops for over 25 years. The Company believes it was the nation’s largest provider of pawn loans and the largest operator of pawn shops in the world in 2009. As used in this report, the term “Company” includes Cash America International, Inc. and its subsidiaries, unless the context otherwise requires.
     As of December 31, 2009, the Company had 1,048 total locations offering specialty financial services to its customers in the United States and Mexico. As of December 31, 2009, the Company also offered specialty financial services over the internet in the United States, United Kingdom, Canada and Australia. The Company operates in three segments: pawn lending, cash advance and check cashing.
     As of December 31, 2009, the Company’s pawn lending operating segment offered pawn loans through 676 total pawn lending locations, including 667 Company-owned units and nine unconsolidated franchised units, consisting of:
•	500 stores that operate in 22 states in the United States under the names “Cash America Pawn” and “SuperPawn,” and

•	176 stores that operate in 20 jurisdictions in central and southern Mexico under the name “Prenda Fácil” (referred to as “Prenda Fácil”), of which the Company is a majority owner due to the December 16, 2008 acquisition (the “Prenda Fácil acquisition”) by the Company of 80% of the outstanding stock of Creazione Estilo, S.A. de C.V., SOFOM, E.N.R., a Mexican sociedad anónima de capital variable, sociedad financiera de objeto múltiple, entidad no regulada (“Creazione”).

As of December 31, 2009, the Company’s cash advance operating segment consisted of:

•	246 cash advance storefront locations in six states in the United States operating under the names “Cash America Payday Advance” and “Cashland;”

•	the Company’s internet channel, which offered short-term cash advances over the internet to customers in 33 states in the United States at http://www.cashnetusa.com, in the United Kingdom at http://www.quickquid.co.uk, in Australia at http://www.dollarsdirect.com.au and in Canada at http://www.dollarsdirect.ca; and

•	the Company’s card services business, which processed line of credit advances on behalf of a third-party lender and had a participation interest in line of credit receivables that were processed for the lender by the Company or other third-parties and that were outstanding in all 50 states and three other U.S. jurisdictions.

     As of December 31, 2009, the Company’s check cashing operating segment consisted of 120 unconsolidated franchised and six consolidated Company-owned check cashing locations operating in 16 states in the United States under the name “Mr. Payroll.”
Pawn Lending Segment
     The Company offers pawn loans through its pawn lending locations in the United States and Mexico, where it began offering pawn loans in 2008. (See “Item 8. Financial Statements and Supplementary Data—Note 3” for discussion related to the Company’s 2008 Prenda Fácil acquisition.) Pawn lending locations are convenient sources of consumer loans. They also sell previously-owned merchandise primarily acquired from customers who do not redeem their pawned goods. A pawn lending location may also sell items purchased from third-parties or directly from customers.
     Pawn Lending. When receiving a pawn loan from the Company, a customer pledges personal property to the Company as security for the loan. The Company delivers a pawn transaction agreement, commonly referred to as a pawn ticket, to the customer, along with the proceeds of the loan. If the customer does not repay the loan and redeem the property, the customer forfeits the property to the Company, and the Company disposes of the property.
     The Company relies on the disposition of pawned property to recover the principal amount of an unpaid pawn loan, plus a yield on the investment, because it does not have recourse against the customer for the loan. As a result, the customer’s creditworthiness is not a significant factor in the loan decision, and a decision not to redeem pawned property does not affect the customer’s personal credit status. Goods pledged to secure pawn loans are tangible personal property items such as jewelry, tools, televisions and other electronics, musical instruments, firearms, and other miscellaneous items. Pawn transactions can also take the form of a “buy-sell agreement” involving the actual sale of the property by the customer to the pawn lending location with the customer retaining an option to repurchase the property. Pledge and buy-sell transactions are referred to throughout this report as “pawn loans.”
     The Company contracts for a finance and service charge to compensate it for the use of the funds loaned and to cover direct operating expenses related to the transaction. The finance and service charge is typically calculated as a percentage of the pawn loan amount based on the size and duration of the transaction and generally ranges from 12% to 300% annually, as permitted by applicable laws. The amounts of these charges are disclosed to the customer on the pawn ticket. These finance and service charges contributed approximately 20.6% of the Company’s total revenue in 2009, 17.9% in 2008 and 17.3% in 2007. The Company typically experiences seasonal growth during the third and fourth quarter of each year due to loan balance growth that occurs after the heavy repayment period of pawn loans with tax refund proceeds received by customers in the first quarter each year.
     In the Company’s domestic pawn operations, the Company sets the amount of a pawn loan generally as a percentage of the pledged personal property’s estimated disposition value. The Company relies on many sources to determine the estimated disposition value, including its proprietary automated product valuation system, catalogs, “blue books,” newspapers, internet research and its (or its employees’) experience in disposing of similar items of merchandise in particular pawn lending locations. The Company does not use a standard or mandated percentage of estimated disposition value in determining the loan amount. Instead, its employees may set the percentage for a particular item and determine whether the item’s disposition, if it is forfeited to the pawn lending location, would yield a profit margin consistent with the Company’s historical experience with similar items. The Company holds the pledged property through the term of the loan, which, unless earlier repaid, renewed or extended, is generally one month plus an additional period (typically 30-60 days) for the customer to redeem the merchandise by paying off the loan and all accrued charges. A majority of the Company’s pawn loans are either paid in full with accrued finance and service charges or are renewed or extended by the customer’s payment of accrued finance and service charges. Accrued interest on loans that have passed the maturity date and the expiration of the grace period is fully reserved to the extent that the underlying collateral has not been sold. If a customer does not repay, renew or extend a pawn loan, the unredeemed collateral is forfeited to the Company and becomes merchandise available for disposition through the Company’s pawn lending locations, wholesale sources, internet sales or through a major gold bullion bank. The Company does not record pawn loan losses or charge-offs because the amount advanced becomes the carrying cost of the forfeited collateral that is to be recovered through the merchandise disposition function described below.
     With regard to the Company’s foreign pawn operations, the principal form of collateral accepted by the Company is gold jewelry. The amount that the pawn lending location is willing to finance in a pledge of gold jewelry is typically based on a fixed amount per gram of the gold content of the pledged property. Similar to domestic operations, fluctuations in gold prices historically have affected the amount that the pawn lending location is willing to lend against an item. A sustained increase or decrease in the market price of gold can cause a related increase or decrease in the amount of the pawn lending location’s loan portfolio and related finance and service charge revenue. Pawn loans at the Company’s Mexico operations are generally made for a term of four weeks, with charges of approximately 150% annually. The collateral is held through the term of the loan, and, in the event that the loan is not repaid or renewed on or before maturity, the unredeemed collateral is disposed of on behalf of the customer in an effort to satisfy all fees and charges and to repay the principal amount loaned. If the proceeds from the sale are less than the outstanding loan balance, a loss is recorded for the difference at the time the collateral is sold. If the proceeds exceed the outstanding loan balance, the Company recognizes as revenue the accrued service charges and other fees related to the disposition of the item. In the event there are proceeds greater than the accrued service charges and fees, the excess amount is available to the customer if a claim is made within six months, after which any unclaimed excess amount is recognized as revenue.
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
     Merchandise Disposition Activities. The Company sells merchandise that pawn customers forfeit when they do not repay or renew their pawn loans. The Company sells most of this merchandise at its pawnshops, but the Company also disposes of some items through wholesale sources, over the internet, or, in the case of some gold jewelry, through a major gold bullion bank. Its pawnshops also sell used goods purchased from the general public and some new merchandise, principally accessory merchandise that complements and enhances the marketability of items such as tools, consumer electronics and jewelry. Merchandise sales are typically highest during the holiday and tax refund seasons, which occur during the first and fourth quarters of each year. Gross proceeds from merchandise disposition activities contributed approximately 44.9% of the Company’s total revenue in 2009, 45.2% in 2008 and 42.7% in 2007.
     The Company offers customers a 30-day satisfaction guarantee, whereby the customer can return merchandise and receive a full refund, a replacement item of comparable value or store credit. The Company provides an allowance for returns and valuation based on management’s evaluation of the characteristics of the merchandise. Customers may purchase merchandise on a layaway plan under which the customer makes an initial cash deposit representing a small portion of the disposition price and pays the balance in regularly scheduled, non-interest bearing payments. The Company segregates the layaway item and holds it until the customer has paid the full disposition price. If the customer fails to make a required payment, the item is returned to general merchandise held for disposition. The layaway fee is recognized as revenue, and any amounts previously paid toward the item are returned to the customer as store credit.

Cash Advance Segment
     Cash Advance Activities. The Company offers cash advance products through its cash advance storefront locations, through its internet channel and through many of its pawn lending locations. The Company also purchases a participation interest in a third-party bank’s line of credit cash advances through its card services business. In addition, the Company arranges for customers to obtain cash advances from independent third-party lenders through the CSO program (as described below) in other locations. The Company’s short-term cash advance products are generally offered as single payment cash advance loans. These loans generally have a loan term of seven to 45 days and are generally payable on the customer’s next payday. The Company also offers an internet longer-term installment loan product that typically has an average term of four months.
     The Company began offering cash advances over the internet in the United States under the name “CashNetUSA” when it acquired CashNetUSA in 2006. (See “Item 8. Financial Statements and Supplementary Data—Note 3” for further discussion related to the CashNetUSA acquisition.) The Company further expanded its internet business internationally when it began offering its short-term cash advance product online to customers in the United Kingdom in 2007 and Canada in 2009 under the names “QuickQuid” and “DollarsDirect,” respectively. In addition, in 2009 the Company also began offering short-term cash advances online through an independent third-party lender in Australia under the name “DollarsDirect.”
     Cash advances provide customers with cash in exchange for a promissory note or other repayment agreement supported, in most cases, by that customer’s personal check or authorization to debit the customer’s account via an Automated Clearing House (“ACH”) transaction for the amount due. The customer may repay the cash advance in cash or by allowing the check to be presented for collection by manual deposit or an electronic debit ACH for the amount due. Collection activities are an important aspect of the cash advance product offering due to the high incidence of unpaid balances beyond stated terms. The Company operates centralized collection centers to coordinate a consistent approach to customer service and collections.
     Although cash advance transactions may take the form of loans or deferred check deposit transactions, this report refers to cash advances originated both by the Company and by third-party lenders under the CSO program and the Processing Program (as described below) as “cash advances” for convenience. Cash advance fees earned by the Company contributed approximately 33.2% of the Company’s total revenue in 2009, 35.4% in 2008 and 38.2% in 2007. The Company generally experiences seasonal growth in cash advance fees during the second, third and fourth quarters of each year due to loan balance growth that typically occurs after the heavy repayment period of cash advance loans with tax refund proceeds received by customers in the first quarter each year.
     Customers generally use cash advances to satisfy short term needs for cash. In certain circumstances, the customer may elect an extended repayment program which provides for a schedule of periodic payments which typically range from 28 days to 180 days (subject to state guidelines) with no additional fees or charges on the loan amount. In addition, unpaid past due cash advance balances do not accrue additional fees or charges like a traditional bank loan, but may be assessed a limited number of fees for insufficient funds. Both of these customer benefits, which effectively extend the term of the credit granted to the customer, will materially reduce the Company’s yield on these loans.
     The Company provides a cash advance product in some markets by acting as a credit services organization on behalf of consumers in accordance with applicable state laws (the “CSO program”). Under the CSO program, the Company provides consumers with certain credit services, such as arranging loans with independent third-party lenders, assisting in the preparation of loan applications and loan documents and accepting loan payments. The Company also guarantees the customer’s payment obligations in the event of default if the customer is approved for and accepts the loan (“CSO guarantees”). A customer who obtains a loan through the CSO program pays the Company a fee for the credit services (“CSO fees”). CSO fees are deferred and amortized over the term of the loan and recorded as cash advance fees in the Company’s consolidated statements of income. The contingent loss on the guaranteed loans is accrued and recorded as a liability.
     During the fourth quarter of 2008, the Company introduced an online longer-term installment loan product, which typically has an average term of four months. The Company records revenue from this product as cash advance fees.
     In connection with the Company’s card services business, the Company provides marketing and loan processing services for a third-party bank issued line of credit on certain stored-value debit cards the bank issues (“Processing Program”). The Company also acquires a participation interest in the receivables originated by the bank in connection with the Processing Program. The Company recognizes revenue from its participation interest in the receivables, as well as marketing, processing and other miscellaneous fee income generated from its card services business as cash advance fees. (See “Item 8. Financial Statements and Supplementary Data—Note 3” for further discussion related to the acquisition of the Company’s card services business.)
     Allowance for Losses on Cash Advances. In order to manage the portfolio of cash advances effectively, the Company utilizes a variety of underwriting criteria, monitors the performance of the portfolio and maintains either an allowance or accrual for losses on cash advances (including fees and interest) at a level estimated to be adequate to absorb credit losses inherent in the receivables portfolio and expected losses from CSO guarantees. The allowance for losses on Company-owned cash advances offsets the outstanding cash advance amounts in the consolidated balance sheets.
     With respect to CSO guarantees, if the Company collects a customer’s delinquent payment in an amount that is less than the amount the Company paid to the third-party lender pursuant to the guarantee, the Company must absorb the shortfall. If the amount collected exceeds the amount paid under the guarantee, the Company is entitled to the excess and recognizes the excess amount in income. Since the Company may not always be successful in collecting delinquent amounts, the Company’s cash advance loss provision includes amounts estimated to be adequate to absorb credit losses from cash advances in the aggregate cash advance portfolio, including those expected to be acquired by the Company as a result of its guarantee obligations.
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
     Due to the short-term nature of the cash advance product and the high volume of loans written, seasonal trends are evidenced in quarter-to-quarter performance. Typically, in the normal business cycle, sequential losses, as measured by the current period loss provision as a percentage of combined loans written in the period, are lowest in the first quarter and increase throughout the year, with the final two quarters experiencing the peak levels of losses. See “Item 7. Management’s Discussion and Analysis—Cash Advance Loss Provision” for additional information about the seasonality of cash advance loan losses.
     See “Item 8. Financial Statements and Supplementary Data—Note 4” for further discussion related to allowance for losses.

Check Cashing Segment
     The Company provides check cashing and other financial services through its pawn lending locations, cash advance storefront locations and through its Mr. Payroll subsidiary. Other financial services include the sale of stored-value cards, money orders and money transfers, among others.
     When the Company provides a check cashing service to its customers, it charges check cashing fees based on the type and face amount of the check being cashed. The Company receives check cashing fees from both check cashing locations it owns and many of its pawn lending and cash advance storefront locations. In addition, each Mr. Payroll franchisee pays royalties to Mr. Payroll based on the gross revenues of check cashing services provided within the franchisee’s facility. Aggregate check cashing fees, royalties and other income were 1.3% of the Company’s total revenue in 2009, 1.5% in 2008 and 1.8% in 2007.
Financial Information on Segments and Areas
     Additional financial information regarding the Company’s revenues and assets by each of its three operating segments is provided in “Item 8. Financial Statements and Supplementary Data—Note 16.”
Operations
     A leadership management team comprised of the Chief Executive Officer, the President of the Retail Services Division, the President of the Internet Services Division, the Chief Financial Officer and the General Counsel of the Company is responsible for establishing and maintaining the strategic direction of the Company, including assessment of activities related to corporate goals and objectives. The Company’s Mexico operations are managed by an advisory board of six directors.
     The Company’s domestic pawn lending and cash advance storefront locations have store managers who are responsible for supervising its personnel and assuring that it is managed in accordance with Company guidelines, policies and procedures. Each store manager is overseen by a Market Manager who reports to a Regional Operations Director. Each region is overseen by a Region Vice President. The Region Vice Presidents coordinate operations and strategy in the Company’s pawn lending and cash advance storefront locations and report to the President of the Retail Services Division.
     Each manager of the Company’s foreign pawn lending locations reports to a Market Manager who then reports to a regional Operations Manager. Two senior executive officers of Prenda Fácil who collectively own 20% of Creazione that was not acquired in the Prenda Fácil acquisition oversee the Operations Managers. These two senior executive officers of Prenda Fácil then report to a six member advisory board in which they participate along with the Company’s Chief Executive Officer, the President of the Retail Services Division, the Chief Financial Officer and one of the Company’s Region Vice Presidents.
     The operations and strategy of the Company’s internet channel, which offers the Company’s cash advance product, is coordinated by the officers at CashNetUSA, including Vice Presidents and Senior Vice Presidents, who report to the President of the Internet Services Division. The President of the Internet Services Division is also responsible for overseeing and managing the business of the Company’s card services business, Primary Innovations, LLC (“Primary Innovations”).
     Trade Names. The Company operates its locations under the trade names “Cash America Pawn,” “Cash America Payday Advance,” “Cashland,” “Mr. Payroll,” “SuperPawn,” “CashNetUSA,” “QuickQuid,” “DollarsDirect” and “Prenda Fácil.” The Company has a number of marks that are registered with the United States Patent and Trademark Office including, but not limited to, “Cash America,” “Cashland,” “SuperPawn,” “CashNetUSA” and “Mr. Payroll.” These trademarks have varying expiration dates. The mark “Prenda

Fácil” is registered with the Mexican Industrial Property Institute. The Company believes these trademarks are of material importance to the Company and anticipates maintaining and renewing them.
     Franchises. Each of the Company’s unconsolidated franchised pawn lending and check cashing locations are subject to franchise agreements that have varying durations that are negotiated individually with each franchisee. As of December 31, 2009, the Company had nine unconsolidated franchised pawn lending locations and 120 unconsolidated franchised check cashing locations.
     Personnel. At December 31, 2009, the Company employed 5,445 persons in its operations, of whom 516 were in executive and administrative functions. In addition to the employee count above, a third-party, Huminal, S.A. de C.V., a Mexican sociedad anónima de capital variable (“Huminal”), employs 603 persons who provide full-time services to Prenda Fácil.
Future Expansion
     Storefront Expansion
     The Company historically has expanded both by acquiring existing pawnshops and cash advance storefront locations (collectively referred to as “lending locations”) and by establishing new start-up locations. The Company intends to continue to increase the number of lending locations oriented more specifically to pawn lending locations. Its business strategy is to continue expanding its lending business within its existing geographic markets and into other markets that meet its risk/reward considerations. Management believes that such expansion will continue to provide economies of scale in supervision, purchasing, administration and marketing by decreasing the overall average cost of such functions per unit owned. By concentrating multiple lending units in regional and local markets, the Company seeks to expand market penetration, enhance name recognition and reinforce marketing programs.
     In December 2008, the Company completed the Prenda Fácil acquisition, allowing the Company to pursue new growth in Mexico. The Prenda Fácil acquisition initiated the first expansion into international pawn markets since the Company sold its European pawn lending business in 2004. A key strength of this acquisition is that Prenda Fácil has an established management team and infrastructure that has allowed and will continue to allow the business to rapidly expand the number of pawn lending locations primarily in central and southern Mexico in an effort to meet the needs of a large customer base. When entering new markets, the Company strives to engage strong local management that is well versed in the culture and business practices specific to the local market. For the twelve months ended December 31, 2009, Prenda Fácil established 67 new locations and closed three locations for a net increase of 64 new locations, and the Company plans to continue adding new locations in Mexico while actively evaluating further expansion into other Latin American countries.
     When considering acquiring an existing lending location, the Company evaluates, among other things, the annual volume of loan transactions at that location, the carrying cost of merchandise, outstanding loan balances and lease terms of the facility or, if it is to be purchased, the facility’s fair market value. When considering the startup of a new lending location, the Company evaluates the location of the prospective site, whether conditions in the surrounding community indicate a sufficient level of potential customers, and whether a suitable facility is available on acceptable terms.
     After the Company has leased or acquired a suitable location and obtained the required licenses, a new pawnshop can be ready for business within four to six weeks and a new cash advance storefront location can be ready within two to four weeks. The finish-out of a new location includes the completion of counters, installation of vaults and a security system and, for pawnshop locations, the transfer of merchandise from other locations. The approximate start-up costs, which consist of the investment in property (excluding real estate) and equipment, for recently established pawn lending locations typically range from $385,000 to $410,000, with an average estimated cost per location of approximately $400,000 in 2009. The typical costs associated with start-up pawnshops in Mexico are estimated to be between $40,000 and $60,000 per shop at current exchange rates. The costs for start-up shops in Mexico are less than domestic start-up costs primarily due to the smaller size of the Mexico pawnshops and also due to lower cost of labor and materials. These start-up amounts do not include merchandise transferred from other locations, funds to advance on pawn loans and cash advances or operating expenses. The start-up costs for cash advance storefront locations in the United States have typically ranged from $75,000 to $150,000, although the Company has not added any new start-up cash advance storefront locations since 2007.
     Development of New Credit Alternatives
     Recent legislative and regulatory activity affecting the Company’s short-term unsecured cash advance product has led the Company to explore new credit product alternatives to help its customers meet their short-term credit needs. While some recent legislative and regulatory actions in certain states where the Company operates has reduced the revenue per loan to levels that make the product less profitable or unattractive, these regulatory changes do not eliminate the credit needs of the Company’s customers. The Company remains committed to finding new and innovative solutions to help its customers avoid higher cost alternatives, such as bounced check fees and late charges on bills, in the absence of alternatives such as the cash advance product.
     Consistent with the goal of providing additional services in these markets, in late 2008 and early 2009, Cash America began gold buying services and gold-based pawn lending in many of its cash advance storefront locations. Through the addition of these services, the Company expanded its customers’ available alternatives for short-term credit or cash while providing an opportunity for increased revenue and earnings. The Company plans to continue its efforts to develop and deliver ancillary financial products to its diverse and growing customer base. For example, as of December 31, 2009, 150 of the Company’s cash advance storefront locations offered pawn lending and gold buying services.
     The Company also acquired its card services business in 2008, which is operated under the wholly-owned subsidiary Primary Innovations. Management believes that services the Company can offer to third-party card issuers, processors and program managers could help facilitate a viable credit alternative for certain customers. The Company intends to continue developing this platform with third parties as a national distribution vehicle of alternative credit products.
     Internet Growth
     Since acquiring CashNetUSA, the Company has been actively exploring strategies to increase and enhance its internet presence, with the goal of becoming the premier internet cash advance provider. The Company continues to evaluate new markets in which to establish its internet presence, similar to its entry into the United Kingdom during 2007 and Australia and Canada during 2009. Other countries are being evaluated for expansion of the Company’s short-term cash advance product and any additional expansion will be pursued when the country-specific characteristics and requirements meet the company’s investment criteria. During 2008, the Company began a program with a third-party storefront cash advance company to offer short-term cash advances through an internet channel operated by the Company. Pursuant to the agreement between the parties, fees are divided between the parties and each participant is directly responsible for certain program expenses. During the fourth quarter of 2008, the Company also introduced an internet longer-term installment loan product, which typically has an average term of four months. The Company intends to continue evaluating and offering new products and services that complement its internet specialty financial services in order to meet the growing financial services needs of its customers.
     Organic Growth
     The Company has the ability to leverage its existing storefront platform for pawn, cash advance and check cashing activities to expand its operating margins and add incremental earnings through the addition of new customers. Domestically and internationally, the consumer credit market is evolving, which will create new opportunities for the Company to reach customers who have not previously considered using its traditional products and services. Also, the Company hopes to attract new customers through the offering of new products such as installment loans. The Company plans to utilize marketing and promotional campaigns to pursue new customers and to gain market share by expanding the number of customers being served through its internet and storefront operations.
     The Company has developed a proprietary system that is used to monitor and collect data about the credit performance of customers who use its cash advance products. The information that the Company derives from this system aids it in the decision to provide its cash advance services to potential customers. Further, this information allows the Company to focus on both existing and potential customers who it believes are more likely to provide the Company with better credit performance. Through this approach, the Company is able to build a valuable list of consumers who both use the credit products offered and to whom the Company can market its product offerings to help fulfill the customer’s credit needs.
     Expansion Considerations
     The Company’s expansion program is subject to numerous unpredictable factors, such as the availability of attractive acquisition candidates or sites on suitable terms, market and regulatory conditions in the pawn or cash advance business, general economic conditions and other factors described under “Item 1A. Risk Factors.” Among the primary factors that could affect the Company’s future planned expansion are:
•	Statutory Requirements. The Company’s ability to add start-up locations depends on the Company’s ability to obtain all necessary licenses required to open a new location. In addition, the current statutory and regulatory environment of some states renders expansion into those states impractical.

•	Availability of Real Estate. The Company’s ability to add start-up locations is subject to locating satisfactory real estate sites on terms and conditions acceptable to the Company. Factors that could limit the availability of acceptable real estate sites could include changes in general economic conditions, increases in real estate values or market rents, increases in competition for suitable real estate, changing demographics in surrounding areas, restrictive zoning or sign ordinances, limited visibility or accessibility to public streets, excessive finish-out costs and other factors.

•	Competition. Several competing pawnshop and cash advance companies are also pursuing expansion and acquisition programs. A number of smaller companies and private equity firms have also entered the market. While the Company believes that it is the largest pawnshop operator and one of the largest cash advance operators in the United States, there can be no assurance that it will be more successful than its competitors in pursuing acquisition opportunities and securing attractive start-up locations. Increased competition could also increase prices for attractive acquisition candidates and could adversely affect the performance of potential acquisition targets.

•	Availability of Qualified Store Management Personnel. The Company’s ability to expand may also be limited by the availability of qualified store management personnel. While the Company seeks to train its existing personnel to enable those capable to assume management positions, there can be no assurance that sufficient qualified personnel will be available to satisfy the Company’s needs with respect to its planned expansion.

•	Capital Requirements. In some states, the Company is required by law to maintain a minimum amount of certain unencumbered net assets per licensed location. The Company’s expansion plans will therefore be limited in these states to the extent the Company is able to maintain these required levels of unencumbered net assets. At present, these requirements do not limit the Company’s growth opportunities.

Competition
     Pawn Lending Operations
     The pawnshop industry in the United States remains very fragmented, with an estimated 11,000 to 15,000 stores nationwide operating in 2009 that were owned primarily by independent operators and, to a lesser extent, by publicly-traded companies. The Company believes that it is the largest operator of pawnshops in the world. The three largest publicly-traded pawnshop companies (including our Company) operated approximately 1,000 total pawnshops in the United States in 2009. During 2009, the Company was the largest publicly-traded pawnshop operator in the United States. Management continues to believe that this high fragmentation of the pawn industry is due in part to the lack of qualified management, lack of adequate financial controls and reporting systems, and the lack of financial resources. Management believes that the Company can achieve economies of scale and increased operating efficiencies by increasing the number of stores under operation and utilizing modern point-of-sale systems and proven operating methods. Management believes that the principal competitive factors in the pawnshop industry are location, quality customer service, and the ability to loan competitive amounts at competitive rates.
     The pawnshop industry in Mexico is still in the expansion stage, and remains substantially less developed than it is in the United States. In addition, the industry is fragmented, but less so than in the United States. There has been significant growth in the number of pawnshops servicing Mexico over the last several years to an estimated 4,500 licensed locations operating in 2009. These locations are owned by independent operators and chains, including some owned by not-for-profit organizations and publicly-traded companies such as our Company. A large percentage of the population in Mexico is unbanked (or do not have a relationship with a bank) or underbanked (or have limited banking or financial services) and has limited access to consumer credit. The Company anticipates significant opportunity for growth in the number of locations in Mexico due to the large number of potential customers underserved through traditional credit providers and the limited number of large pawnshop operators in the country.
     Cash Advance Operations
     The Company offers cash advance loans via its internet channel and in most of its storefront locations. According to the Community Financial Services Association, industry analysts estimate that there are approximately 22,000 cash advance storefront locations across the United States. While the cash advance industry grew significantly during the 1990’s into the early 2000’s with the addition of new storefront locations, the storefront growth has begun to contract in the past few years. This is due in part to changes in laws and regulations governing cash advances in various states. As a result, management believes that opportunities in the United States for growth are limited at the storefront level and has elected to concentrate its efforts on the internet channel for growth in its cash advance business. While management believes that the Company is a major provider in the distribution of the cash advance product via the internet, it is difficult to determine exactly how much of the market it provides since most other significant providers are privately held. Management believes that the principal competitive factors in the cash advance industry are customer service, convenience, customer acquisition and location.
     In addition to cash advance lenders, the Company also competes with financial institutions, such as banks and consumer finance companies, which generally lend on an unsecured as well as a secured basis. Other lenders may and do lend money on terms more favorable than those offered by the Company.
Regulation
     The Company’s operations are subject to extensive regulation, supervision and licensing under various federal, state and local statutes, ordinances and regulations. (For a geographic breakdown of operating locations, see “Item 2. Properties.”)

Recent Regulatory Developments.
     Legislation permitting short-term unsecured cash advances, or payday lending, in Arizona is scheduled to expire on July 1, 2010. While there is currently a bill that has been proposed in the Arizona legislature that would extend this law, the legislature may not renew the legislation or could modify it in a manner that would affect the Company’s short-term unsecured cash advance operations in that State. The Company currently offers short-term unsecured cash advances over the internet and through its storefront lending locations in Arizona.
     The State of Washington recently passed legislation that became effective on January 1, 2010 that sets a maximum loan amount for short-term unsecured cash advance loans that may be loaned to an individual by all lenders in that state. The Company is still evaluating the effects of such legislation and expects that it will reduce the volume of short-term unsecured cash advance loans in the State of Washington.
     On July 26, 2008, the Pennsylvania Department of Banking issued a notice announcing a “change in policy,” effective February 1, 2009. The notice concluded that out-of-state lenders such as the Company were lending “in” Pennsylvania. Accordingly, the notice purported to subject such lenders to the licensing requirements of the Pennsylvania Consumer Discount Company Act (the “CDCA”), which sets the maximum permissible interest at a level well below the interest rate the Company charges on its internet cash advance loans. On January 8, 2009, the Company brought suit against the Pennsylvania Department of Banking in the Pennsylvania Commonwealth Court, arguing that the notice was invalid because it was adopted in violation of applicable procedural requirements and because it conflicted with the plain language of the CDCA. As a part of these proceedings, the Pennsylvania Department of Banking filed a counterclaim against the Company seeking a declaratory judgment that the Company’s internet lending activities to Pennsylvania consumers is not authorized by Pennsylvania law, however, the Pennsylvania Department of Banking represented that it had “no intent to pursue a retroactive financial remedy” against the Company or any similarly situated lender for loans made prior to the date of the ultimate decision in this case. On July 10, 2009, the Commonwealth Court issued its decision in favor of the Pennsylvania Department of Banking, and in response thereto, the Company filed an appeal of this decision and ceased originating new loans in Pennsylvania until a final decision on this appeal has been rendered. If this decision is not overturned, the Company anticipates a permanent discontinuation of its internet cash advance product in that state.
     In May 2009, Minnesota adopted changes to its law governing short-term cash advances. The changes to the law cover the Company’s internet cash advance product offered in Minnesota and became effective on August 1, 2009. The revised law has caused a material reduction in the economics of the Company’s internet offering in Minnesota, and, in anticipation of this change, the Company decreased the number of cash advance loans extended to customers in Minnesota in the last half of 2008 and in 2009. The Company has continued offering internet cash advances to qualified customers in that state and management will be closely monitoring the economic viability of continuing to offer internet cash advances in Minnesota.
     In June 2008, the Governor of Ohio signed into law legislation that capped the annual percentage rate, as defined in the statute, for certain cash advance loans offered to consumers in that state at 28%, which effectively eliminated the profitability of the existing short-term unsecured cash advance product in Ohio. When this new law became effective in the fourth quarter of 2008, the Company’s internet business and its Ohio storefronts, including the remaining Ohio Cashland locations, began offering customers short-term unsecured cash advance loans under the Ohio Second Mortgage Loan statute (“OMLA”), an alternate, consumer lending statute in Ohio. Currently, the Company offers short-term unsecured cash advances in its Ohio storefront locations under the OMLA statute and offers a third-party lender’s short-term unsecured cash advance product to internet customers through a credit services organization under the Company’s CSO program (which is more fully described under the “Cash Advance Activities” section above). In addition, most of the remaining Ohio Cashland locations also began offering gold buying services during the fourth quarter of 2008 and began offering pawn loans collateralized by jewelry during the first quarter of 2009.

     None of the foregoing developments, individually or in the aggregate, is expected to have a material impact on the Company’s consolidated total revenue.
     Pawnshop Regulations
     The Company’s pawn lending locations are regulated by the states in which they are located, and generally must be licensed by the state. The statutes and regulations applicable to pawn lending locations vary from state to state. In general, however, these statutes and regulations establish licensing requirements for pawnbrokers and pawn lending locations and regulate various aspects of the pawn loan, such as the service charges and interest rates that a pawn lending location may charge, the maximum amount of a pawn loan, the minimum and/or maximum term of a pawn loan, the content and format of the pawn ticket, and the length of time after a loan default that a pawn lending location must hold a pawned item before disposing of it. Some states require that pawn borrowers be notified before their pawned items can be offered for sale. Failure to observe a state’s legal requirements for pawnbroking could result, among other things, in a loss of pawn licenses in that state, the imposition of fines or refunds, and other civil and/or criminal penalties. The Company must also comply with the various disclosure requirements under the Federal Truth in Lending Act (and Federal Reserve Regulation Z under that Act) in connection with disclosing the interest, fees, total payments and annual percentage rate related to each pawn loan transaction. Additional federal regulations governing pawn operations are described in “Other Regulations Affecting Lending Operations” below. Individual states and municipalities also regulate numerous other aspects of pawn lending locations’ operations.
     Many of the Company’s pawn lending locations are also subject to municipal ordinances that may require, for example, local licenses or permits and specified recordkeeping procedures, among other things. Most of the Company’s pawn lending locations voluntarily, or pursuant to applicable laws, provide to a law enforcement department having jurisdiction daily information on all transactions involving pawn loans and over-the-counter purchases. These information reports are designed to provide local law enforcement with a detailed description of the goods involved, including serial numbers (if any) and the name and address of the owner obtained from a valid identification card. This information is provided to local law enforcement agencies for processing to determine conflicting claims of rightful ownership. The Company also voluntarily participates with other pawn lenders to provide similar information to a national database available to law enforcement in multiple jurisdictions. Goods held to secure pawn loans or goods purchased that are determined to belong to an owner other than the borrower or seller are subject to recovery by the rightful owner. However, the Company historically has not experienced a material number of claims of this nature, and the claims experienced have not had a material adverse effect on the Company’s results of operations.
     Each pawn lending location that handles firearms must comply with the Brady Handgun Violence Prevention Act (the “Brady Act”). The Brady Act requires that federally licensed firearms dealers conduct a background check in connection with any disposition of handguns. In addition, the Company must comply with the regulations of the U.S. Department of Justice—Bureau of Alcohol, Tobacco and Firearms that require each pawn lending location dealing in guns to maintain a permanent written record of all receipts and dispositions of firearms.
     Mexico law provides for administrative regulation of pawnshops such as the Prenda Fácil shops, which are organized as Multiple Purpose Financial Entities (Sociedades Financieras de Objeto Múltiple or “SOFOMS”). SOFOMS are subject to regulation by the National Commission for the Protection and Defense of Financial Services Users (“CONDUSEF”). CONDUSEF regulates the form of pawn loan contracts, consumer disclosures and certain operating procedures of SOFOMS with such regulations pertaining primarily to adequate disclosure of the terms of borrowing. Neither CONDUSEF nor the federal statute imposes interest rate caps on pawn loans. The pawn industry is subject to various regulations in the areas of tax compliance, customs, consumer protection and employment matters, among others, by various federal, state and local governmental agencies. Additionally, certain states have pawn statutes that require pawnshops to be licensed and regulate certain aspects of a pawn operation such as rate, pawn tickets and other terms of the pawn transaction. Generally, federal regulations are intended to control over the state statutes with respect to the pawn operations of SOFOMS. In addition, the Company could be subject to changes in regulations governing its pawn lending business in Mexico as discussed under “Item 1A. Risk Factors—The Company’s foreign operations are subject to political or regulatory changes or significant changes in the economic environment and other concerns.”
     Cash Advance Regulations
     The Company offers cash advance products in most of its U.S. pawn lending locations, in all of its cash advance storefront locations and over the internet. Each state in which the Company originates cash advance products, including cash advances made online, has specific laws dealing with the conduct of this business. The same regulations generally apply to cash advances made both in storefront locations and online. These laws and regulations typically restrict the amount of finance and service charges that may be assessed and limit the customer’s ability to renew or extend these cash advances. In many instances, the regulations also limit the aggregate amount that a provider may advance (and, in some cases, the number of cash advances the provider may make) to any one customer at one time. Cash advance lenders typically must be licensed by the state licensing authority in order to offer the cash advance product in that state. Some states require cash advance lenders to report their customers’ cash advance activities to a state-wide database, and such lenders are generally restricted from making cash advance loans to customers who may have a certain amount of cash advances outstanding with other lenders. Certain states require that the Company be registered or licensed under state law in order to perform the administrative services that it performs for third-party lenders. Failure to observe a state’s legal requirements for cash advance lending could result, among other things, in a loss of cash advance licenses in that state, the imposition of fines or customer refunds, and other civil and/or criminal penalties. The Company must also comply with the various disclosure requirements under the Federal Truth in Lending Act (and Federal Reserve Regulation Z under that Act) in connection with disclosing the interest, fees, total payments and annual percentage rate related to each cash advance transaction. The cash advance business is also subject to various laws, rules and guidelines relating to the procedures and disclosures needed for debiting a debtor’s checking account for amounts due via an ACH transaction. Additionally, the Company uses the Federal Fair Debt Collection Practices Act (“FDCPA”) as a guide to operating its collection activities and complies with all applicable state collection practices laws. Furthermore, with respect to online cash advances, the Company is subject to various state and federal e-signature rules mandating that certain disclosures be made and certain steps be followed in order to obtain and authenticate e-signatures. Additional federal regulations governing cash advance businesses are described in “Other Regulations Affecting Lending Operations” below.
     Short-term consumer loans have come under increased regulatory scrutiny in recent years that has resulted in increasingly restrictive regulations and legislation that makes offering such loans less profitable or unattractive to the Company. See “Item 1A. Risk Factors—Risks Related to the Company’s Business and Industry—Adverse changes in laws or regulations affecting the Company’s short-term consumer loan services could negatively impact the Company’s operations” for a description of the regulations and legislation faced by the Company. While the Company, along with other leaders of the cash advance industry, opposes such overly restrictive regulation and legislation, it is possible that some combination of federal and state regulation and legislation could be enacted that could restrict or eliminate the availability of cash advance products in some or all of the states in which the Company offers the cash advance product.
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
•	Fully and clearly disclosing the terms of each loan, including prominent disclosure of the service fee amount as both a dollar amount and as an annual percentage rate, as required by the Federal Truth in Lending Act and applicable state laws;

•	Providing customers who are unable to repay a loan according to its original terms an opportunity, at least once in a 12-month period, to repay the loan in installments over an extended period at no extra cost;

•	Limiting loan rollovers (or extensions of outstanding cash advances) to four, or less if required by applicable state law;

•	Requiring compliance with applicable laws, including limiting rates or fees charged to those permitted by applicable state or federal law;

•	Providing customers a one-day right to rescind any cash advance transaction without incurring any additional charges;

•	Encouraging consumer responsibility by promoting responsible use of cash advances;

•	Collecting past due amounts in a professional, fair and lawful manner, and utilizing the FDCPA as guidance for collection activities;

•	Prohibiting the taking or threatening of criminal action against a customer as a result of the customer’s check being returned unpaid or the customer’s account not being paid;

•	Participating in self-policing the industry and reporting violations of CFSA’s Best Practices to the CFSA, including agreeing to maintain and post a toll-free consumer hotline number; and

•	Requiring that lenders providing payday advances through the internet must be licensed in each state where its payday advance customers reside and must comply with the disclosure, rollover, rate, and other requirements imposed by each such state, unless such state does not require the lender to be licensed or to comply with such provisions.
     Check Cashing Regulations
     The Company offers check cashing services at its Mr. Payroll branded check cashing facilities and at many of its pawn lending locations and cash advance storefront locations. Some states require check cashing companies to meet minimum bonding or capital requirements and to comply with record-keeping requirements. Some states require check cashers to be licensed and the Company maintains licenses in states where it cashes checks that require check cashing licenses. Additionally, some states have adopted ceilings on check cashing fees, which are in excess of or equal to the fees charged by the Company. Failure to observe a state’s legal requirements for check cashing could result, among other things, in a loss of the check cashing license in that state, the imposition of fines or customer refunds, and other civil and/or criminal penalties. In addition to state regulations applicable to check cashing companies, the Company’s check cashing activities also must comply with applicable federal regulations. The principal federal regulations governing check cashing operations include the Bank Secrecy Act, the USA PATRIOT Act and the Gramm-Leach-Bliley Act, each of which are described in “Other Regulations Affecting Lending Operations” below.
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
     The Company is also subject to the USA PATRIOT Act under which the Company must maintain an anti-money laundering compliance program covering certain of its business activities. The program must include: (1) the development of internal policies, procedures, and controls; (2) designation of a compliance officer; (3) an ongoing employee training program; and (4) an independent audit function to test the program. In addition, the U.S. Treasury Department’s Office of Foreign Assets Control requires that assets and transactions involving target countries and their nationals (referred to as “specially designated nationals and blocked persons”) be frozen. The Company maintains procedures to comply with theses requirements.
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
     The Federal Fair and Accurate Credit Transaction Act (“FACTA”) requires the Company to adopt written guidance and procedures for detecting, preventing, and responding appropriately to mitigate, identity theft and to adopt various coworker policies, procedures, and provide coworker training and materials, that address the importance of protecting non-public personal information and aid the Company in detecting and responding to suspicious activity, including suspicious activity which may suggest a possible identity theft red flag, as appropriate. The Company adopted a Program for Identity Theft Detection, Prevention and Mitigation in May 2009 and plans to implement the program prior to the Federal Trade Commission’s revised implementation date of June 1, 2010.

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
Company and Website Information.
     The Company’s principal executive offices are located at 1600 West 7th Street, Fort Worth, Texas 76102-2599, and its telephone number is (817) 335-1100.
     The Company’s website is located at www.cashamerica.com. Through its website, the Company provides free access to its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to those reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after such reports are electronically filed with or furnished to the Securities and Exchange Commission.
Executive Officers of the Registrant
     The Company elects its executive officers annually. The Company’s executive officers, and information about each, are listed below. There is no family relationship between any of the executive officers.

Name	Age	Position
Daniel R. Feehan	59	Chief Executive Officer and President
Timothy S. Ho	29	President — Internet Services Division
Dennis J. Weese	46	President — Retail Services Division
Thomas A. Bessant, Jr.	51	Executive Vice President — Chief Financial Officer
J. Curtis Linscott	44	Executive Vice President — General Counsel and Secretary
     Daniel R. Feehan has been Chief Executive Officer and President since February 2000. He served as the Company’s President and Chief Operating Officer from January 1990 until February 2000, except that he served as Chairman and Co-Chief Executive Officer of Mr. Payroll Corporation from February 1998 to February 1999 before returning to the position of President and Chief Operating Officer of the Company. Mr. Feehan received a Bachelor of Business Administration degree in accounting from Texas A&M University.
     Timothy S. Ho became President — Internet Services Division on October 1, 2008. Mr. Ho joined CashNetUSA in January 2006 as Director of Process Development, and he joined Cash America in September 2006 as Vice President of Business Development in conjunction with Cash America’s acquisition of CashNetUSA. Mr. Ho served as Senior Vice President — Strategic Development-Internet Services Division from February 2008 until October 2008 where he oversaw the division’s strategy, marketing and analytics. Prior to joining CashNetUSA, Mr. Ho worked in program management at GE Healthcare in Milwaukee, Wisconsin. He received a Bachelor of Science degree in Computer Science from the University of Illinois.
     Dennis J. Weese has been the President — Retail Services Division since July 2008. He joined the Company as Executive Vice President & Chief Operating Officer — Retail Services Division in September 2007. Prior to joining the Company, Mr. Weese was Chief Operating Officer of On The Border Mexican

Grill and Cantina, a restaurant company within the Brinker International family of restaurants from July 2004 until September 2007. He also served in a number of Vice President and Director Level positions at Limited Brands Inc. from May 2001 until July 2004, and with YUM! Brands, Inc. from September 1990 to May 2001. He is a graduate of the United States Military Academy at West Point, and has earned a master’s degree in business administration from Auburn University and a master’s degree in business management from the University of Central Texas.
     Thomas A. Bessant, Jr. has been the Company’s Executive Vice President — Chief Financial Officer since July 1998. He joined the Company in May 1993 as Vice President — Finance and Treasurer and was elected Senior Vice President — Chief Financial Officer in July 1997. Prior to joining the Company, Mr. Bessant was a Senior Manager in the Corporate Finance Consulting Services Group of Arthur Andersen & Co., S.C. in Dallas, Texas from June 1989 to April 1993. Prior to that, Mr. Bessant was a Vice President in the Corporate Banking Division of a major money center bank where he started his professional career in 1981. Mr. Bessant holds a Bachelor of Business Administration degree in accounting and finance from Texas Tech University and a Masters of Business Administration degree in finance from Vanderbilt University.
     J. Curtis Linscott became Executive Vice President — General Counsel and Secretary in May 2006. He was appointed Vice President, General Counsel and Corporate Secretary in May 2005. Mr. Linscott joined the Company in 1995, serving as Associate General Counsel and Vice President — Associate General Counsel. Before joining the Company, he was in private law practice with Kelly, Hart & Hallman, P.C., Fort Worth, Texas, for five years. He received his law degree from the University of Kansas School of Law in 1990 and an undergraduate degree in Marketing from Kansas State University.
Item 1A. Risk Factors
     The Company’s business and future results may be affected by a number of risks and uncertainties that should be considered carefully in evaluating the Company. There may be additional risks and uncertainties to those listed below that are not currently known to the Company or that management currently deems immaterial that may also impair the Company’s business operations. The occurrence of one or more of the events listed below could significantly adversely affect the Company’s business, prospects, financial condition, results of operations and cash flows.
Risks Related to the Company’s Business and Industry
Adverse changes in laws or regulations affecting the Company’s short-term consumer loan services could negatively impact the Company’s operations.
     The Company’s products and services are subject to extensive regulation and supervision under various federal, state, local and foreign laws, ordinances and regulations. In addition, as the Company develops new products and services, it will become subject to additional federal, state, local and foreign laws, ordinances and regulations. Failure to comply with applicable laws and regulations could subject the Company to regulatory enforcement action that could result in the assessment against the Company of civil, monetary or other penalties. The Company faces the risk that restrictions or limitations resulting from the enactment, change, or interpretation of laws and regulations could negatively affect the Company’s business activities or effectively eliminate some of the Company’s current loan products.
     In particular, short-term consumer loans have come under increased regulatory scrutiny in the United States in recent years that has resulted in increasingly restrictive regulations and legislation that makes offering such loans less profitable or unattractive to the Company. Regulations adopted by some states require that all borrowers of certain short-term loan products be listed on a database and limit the number of such loans a borrower may have outstanding. Other regulations adversely impact the availability of the Company’s cash advance products to active duty military personnel. Legislative or regulatory activities may also limit the amount of interest and fees to levels that do not permit the offering of cash advance loans to be feasible or may limit the number of short-term loans that customers may receive or have outstanding.
     Certain consumer advocacy groups and federal and state legislators have also asserted that laws and regulations should be tightened so as to severely limit, if not eliminate, the availability of certain cash advance products to consumers, despite the significant demand for it. In particular, both the executive and legislative branches of the federal government have recently exhibited an increasing interest in debating legislation that could further regulate short-term consumer loan products. Various cash advance bills have been proposed or introduced in the U.S. Congress that could, among other things, place a cap on the effective annual percentage rate (“APR”) on consumer loan transactions (which could encompass both the Company’s cash advance and pawn businesses), place a cap on the dollar amount of fees that may be charged for cash advances, ban rollovers (payment of a fee to extend the term of a cash advance or other short-term financing), require the Company to offer an extended payment plan, allow for minimal origination fees for advances originated over the Internet, limit refinancings and the rates to be charged for refinancings and require cash advance lenders to be bonded. Federal bills to establish a consumer financial protection agency with broad regulatory powers over consumer credit products have also been introduced.
     The Company is currently following legislative and regulatory developments in individual states where it does business. In particular, the Company is closely monitoring legislative and regulatory developments in Arizona, Ohio, Pennsylvania, Maryland and Wisconsin. See “Item 1. Business—Regulation—Recent Regulatory Developments” for additional information regarding recent developments in some of these states.
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
     In recent years, consumer advocacy groups and some media reports have advocated governmental action to prohibit or place severe restrictions on short-term consumer loans. The consumer advocacy groups and media reports generally focus on the cost to a consumer for this type of loan, which is alleged to be higher than the interest typically charged by banks to consumers with better credit histories. The consumer advocacy groups and media reports do not discuss the lack of viable alternatives for our customers’ borrowing needs or the comparatively higher cost to the customer when alternatives are not available, instead they characterize these short-term consumer loans as predatory or abusive despite the large customer demand for these loans. If the negative characterization of these types of loans becomes increasingly accepted by consumers, demand for the cash advance products could significantly decrease, which could materially affect the Company’s results of operations and financial condition. Additionally, if the negative characterization of these types of loans is accepted by legislators and regulators, the Company could become subject to more restrictive laws and regulations that could materially adversely affect the Company’s financial condition and results of operations.
A sustained deterioration in the economy could reduce demand for the Company’s products and services and result in reduced earnings.
     A sustained deterioration in the economy could cause deterioration in the performance of the Company’s pawn loan or cash advance portfolios and in consumer demand for pre-owned merchandise such as the merchandise sold in the Company’s pawnshops. An economic slowdown could result in a decreased number of cash advance loans being made to customers due to higher unemployment or an increase in loan defaults in our cash advance products. During an economic slowdown, the Company could be required to tighten its underwriting standards, which would likely reduce cash advance balances, and could face more difficulty in collecting defaulted cash advances, which could lead to an increase in loan losses. While the credit risk for much of the Company’s pawn lending is mitigated by the collateralized nature of pawn lending, a sustained deterioration in the economy could reduce the demand and resale value of pre-owned merchandise and reduce the amount that the Company could effectively lend on an item of collateral. Such reductions could adversely affect pawn loan balances, pawn loan redemption rates, inventory balances, inventory mixes and gross profit margins.
Current and future litigation or regulatory proceedings could have a material adverse effect on the Company’s business, prospects, results of operations and financial condition.
     The Company is currently subject to lawsuits that could cause it to incur substantial expenditures and generate adverse publicity. The Company is also likely to be subject to further litigation in the future. The consequences of an adverse ruling in any current or future litigation could cause the Company to have to refund fees and/or interest collected, refund the principal amount of advances, pay treble or other multiple damages, pay monetary penalties and/or modify or terminate our operations in particular states. Defense of any lawsuit, even if successful, could require substantial time and attention of the Company’s management and could require the expenditure of significant amounts for legal fees and other related costs. Settlement of lawsuits may also result in significant payments and modifications to the Company’s operations. The Company is also subject to regulatory proceedings, and the Company could suffer losses from interpretations of state laws in those regulatory proceedings, even if it is not a party to those proceedings. Any of these events could have a material adverse effect on the Company’s business, prospects, results of operations and financial condition.
The Company’s foreign operations are subject to political or regulatory changes or significant changes in the economic environment and other concerns.
     Significant regulatory or political changes in Mexico or changes in Mexico’s economic environment could restrict the ability of the Company to sustain or expand its pawn operations in Mexico, which could materially adversely affect the Company’s business, prospects, results of operations and financial condition. In Mexico, restrictions and regulations affecting pawn services, including licensing restrictions, disclosure requirements and limits on interest rates could be proposed from time to time. The Company also maintains business relationships with significant third party service providers of labor and technology services. The failure of these or other key service providers to fulfill their obligations as a result of regulatory, political, economic or other factors could disrupt the Company’s operations in Mexico. In addition, the Company offers short-term unsecured cash advances, either directly or through an independent third-party lender, over the internet to customers in Australia, Canada and the United Kingdom. If political, regulatory or economic conditions deteriorate in any of these countries, the Company’s ability to continue making short-term unsecured cash advance loans in such countries could be limited and could reduce the profitability of those foreign operations.

A decreased demand for the Company’s products and specialty financial services and failure of the Company to adapt to such decrease could adversely affect results of operations and financial condition.
     Although the Company’s products and services are a staple of its customer base, the demand for a particular product or service may decrease due to a variety of factors, such as regulatory restrictions that reduce customer access to particular products, the availability of competing products or changes in customers’ financial conditions. Should the Company fail to adapt to a significant change in its customers’ demand for, or access to, its products, the Company’s revenues could decrease significantly. Even if the Company does make adaptations or introduce new products to fulfill customer demand, customers may resist or may reject products whose adaptations make them less attractive or less available. In any event, the effect of any product change on the results of the Company’s business may not be fully ascertainable until the change has been in effect for some time. In particular, the Company has changed, and will continue to change, some of the cash advance operations of the Company and the products it offers.
The failure of third-parties who provide products, services or support to the Company to maintain their products, services or support could disrupt Company operations or result in a loss of revenue.
     The Company’s cash advance revenues depend in part on the willingness and ability of unaffiliated third-party lenders to make loans to customers and with other third parties to provide services to facilitate lending and loan underwriting in both the storefront and internet cash advance channels. The loss of the relationship with any of these third parties, and an inability to replace them or the failure of these third parties to maintain quality and consistency in their programs or services, could cause the Company to lose customers and substantially decrease the revenues and earnings of the Company’s cash advance business. The Company makes other non-cash advance products and services provided by various third-party vendors available to its customers. If a third-party provider fails to provide its product or service or to maintain its quality and consistency, the Company could lose customers and related revenue from those products or services. The Company also uses third parties to support and maintain certain of its communication systems and computerized point-of-sale and information systems. The failure of such third parties to fulfill their support and maintenance obligations could disrupt the Company’s operations.
If the Company’s allowance for losses and accruals for losses on third-party lender-owned cash advances are not adequate to absorb losses, the Company’s results of operations and financial condition may be adversely affected.
     As more fully described under “Item 8. Financial Statements and Supplementary Data—Note 4,” the Company utilizes a variety of underwriting criteria, monitors the performance of its cash advance portfolios and maintains either an allowance or accrual for losses on cash advances (including fees and interest) at a level estimated to be adequate to absorb credit losses inherent in the receivables portfolio and expected losses from CSO guarantees. The allowance deducted from the carrying value of cash advances was $27.4 million at December 31, 2009, and the accrual for losses on third-party lender-owned cash advances was $2.9 million at December 31, 2009. These reserves are estimates, and if actual loan losses are materially greater than the Company’s reserves, the Company’s results of operations and financial condition could be adversely affected.
The Company may be unable to protect its proprietary technology or keep up with that of its competitors.
     The success of the Company’s business, particularly its internet business, depends to a significant degree upon the protection of its software and other proprietary intellectual property rights. The Company may be unable to deter misappropriation of its proprietary information, detect unauthorized use or take appropriate steps to enforce its intellectual property rights. In addition, competitors could, without violating the Company’s proprietary rights, develop technologies that are as good as or better than its technology. The Company’s failure to protect its software and other proprietary intellectual property rights or to develop technologies that are as good as its competitors’ could put the Company at a disadvantage to its competitors. Any such failures could have a material adverse effect on the Company’s business.

Changes in the Company’s financial condition or continued disruption in the capital markets could reduce available capital.
     The Company regularly accesses the debt capital markets to refinance existing debt obligations and to obtain capital to finance growth. Efficient access to these markets is critical to the Company’s ongoing financial success; however, the Company’s future access to the debt capital markets could become restricted due to a variety of factors, including a deterioration of the Company’s earnings, cash flows, balance sheet quality, or overall business or industry prospects, a sustained disruption or further deterioration in the state of the capital markets or a negative bias toward the Company’s industry by market participants. The current disruptions and volatility in the capital markets have caused banks and other credit providers to restrict availability of new credit facilities and require higher pricing upon renewal of existing credit facilities. The Company’s ability to obtain additional financing in the future will depend in part upon prevailing capital market conditions, and the current state of the capital market may adversely affect the Company’s efforts to arrange additional financing on terms that are satisfactory to the Company. If adequate funds are not available, or are not available on acceptable terms, the Company may not be able to make future investments, take advantage of acquisitions or other opportunities, or respond to competitive challenges and this, in turn, could adversely affect the Company’s ability to advance its strategic plans. Additionally, if the capital and credit markets continue to experience volatility and the availability of funds remains limited, third parties with whom the Company does business may incur increased costs or business disruption and this could adversely affect the Company’s business relationships with such third parties.
Failure to satisfy our debt obligations could have a material adverse effect on our business.
     As of December 31, 2009, the Company had $429.2 million total debt outstanding, including the Company’s credit facilities, senior unsecured notes and 2009 Convertible Notes as more fully described under “Item 8. Financial Statements and Supplementary Data — Note 8.” If the Company is unable to generate sufficient cash flow or otherwise obtain funds necessary to make required payments on these debt obligations or if it is in breach of the covenants contained in the debt agreements it would default under the terms of the applicable agreement or indenture. Any such default could result in an acceleration of the repayment obligations to such lenders as well as the lenders under any of its other debt agreements under applicable cross default provisions. Any such default could materially adversely affect the Company’s business, prospects, results of operations and financial condition.
Some of the Company’s debt agreements contain financial covenants and other restrictions which may limit its ability to operate its business.
     Some of the Company’s debt agreements contain various restrictive covenants, compliance with which is essential to continued credit availability. These restrictive covenants, among other things, restrict the Company’s ability to:
•	incur additional debt;

•	incur or permit certain liens to exist;

•	make certain investments;

•	merge or consolidate with, or convey, transfer, lease or dispose of all of its assets to, another company;

•	make certain dispositions;

•	make certain payments, including dividend payments; and

•	engage in certain transactions with affiliates.
     Some of the Company’s debt agreements also require the Company to maintain certain financial ratios. The covenants and restrictions contained in the debt agreements could limit the Company’s ability to fund its business, make capital expenditures, and make acquisitions or other investments in the future. Any failure to comply with any of these financial and other affirmative and negative covenants would constitute an event of default under the debt agreements, entitling the lenders to, among other things, terminate future credit availability under the agreement, and/or increase the interest rate on outstanding debt, and/or accelerate the maturity of outstanding obligations under that agreement. Any such default could materially adversely affect the Company’s business, prospects, results of operations and financial condition.
The Company’s business depends on the uninterrupted operation of the Company’s facilities, systems and business functions, including its information technology and other business systems.
     The Company’s business, particularly its internet business, depends highly upon its employees’ ability to perform, in an efficient and uninterrupted fashion, necessary business functions, such as internet support, call centers, and processing and making cash advances. Additionally, the Company’s storefront operations depend on the efficiency and reliability of the Company’s point-of-sale system. A shut-down of or inability to access the facilities in which the Company’s internet operations, storefront point-of-sale system and other technology infrastructure are based, such as a power outage, a failure of one or more of its information technology, telecommunications or other systems, or sustained or repeated disruptions of such systems could significantly impair its ability to perform such functions on a timely basis and could result in a deterioration of the Company’s ability to write and process internet cash advances, perform efficient storefront lending and merchandise disposition activities, provide customer service, perform collections activities, or perform other necessary business functions. Any such interruption could materially adversely affect the Company’s business, prospects, results of operations and financial condition.
     A security breach of the Company’s computer systems could also interrupt or damage its operations or harm its reputation. In addition, the Company could be subject to liability if confidential customer information is misappropriated from its computer systems. Despite the implementation of significant security measures, these systems may still be vulnerable to physical break-ins, computer viruses, programming errors, attacks by third parties or similar disruptive problems. Any compromise of security could deter people from entering into transactions that involve transmitting confidential information to the Company’s systems, which could have a material adverse effect on the Company’s business.
The Company’s growth is subject to external factors and other circumstances over which the Company has limited control or that are beyond the Company’s control. These factors and circumstances could adversely affect the Company’s ability to grow through the opening and acquisition of new operating units.
     The Company’s expansion strategy includes acquiring existing stores and opening new ones. The success of this strategy is subject to numerous external factors, such as the availability of attractive acquisition candidates, the availability of sites with acceptable restrictions and suitable terms, the Company’s ability to attract, train and retain qualified store management personnel, the ability to access capital, the ability to obtain required government permits and licenses, the prevailing laws and regulatory environment of each state or jurisdiction in which the Company operates or seeks to operate, which are subject to change at any time, the degree of competition in new markets and its effect on the Company’s ability to attract new customers and the ability to adapt the Company’s infrastructure and systems to accommodate its growth. Some of these factors are beyond the Company’s control. The failure to execute this expansion strategy would adversely affect the Company’s ability to expand its business and could materially adversely affect its business, prospects, results of operations and financial condition.
The Company’s earnings and financial position are subject to changes in the value of gold. A significant or sudden decline in the price of gold could materially affect the Company’s earnings.
     A significant portion of the Company’s pawn loans are secured by gold jewelry. The Company’s pawn service charges, sales proceeds and ability to dispose of excess jewelry inventory at an acceptable margin depend on the value of gold. A significant decline in gold prices could result in decreases in merchandise sales margins, in inventory valuations, in the value of collateral securing outstanding pawn loans, and in the balance of pawn loans secured by gold jewelry. Any such change in the value of gold could materially adversely affect the Company’s business, prospects, results of operations and financial condition.

Increased competition from banks, savings and loans, other short-term consumer lenders, and other entities offering similar financial services, as well as retail businesses that offer products and services offered by the Company, could adversely affect the Company’s results of operations.
     The Company has many competitors to its core lending and merchandise disposition operations. Its principal competitors are other pawnshops, cash advance companies, credit service organizations, internet lenders, consumer finance companies and other financial institutions that serve the Company’s primary customer base. Many other financial institutions or other businesses that do not now offer products or services directed toward the Company’s traditional customer base, many of whom may be much larger than the Company, could begin doing so. Significant increases in the number and size of competitors for the Company’s business could result in a decrease in the number of cash advances or pawn loans that the Company writes, resulting in lower levels of revenues and earnings in these categories. Furthermore, the Company has many competitors to its retail operations, such as retailers of new merchandise, retailers of pre-owned merchandise, other pawnshops, thrift shops, internet retailers and internet auction sites. Increased competition or aggressive marketing and pricing practices by these competitors could result in decreased revenues, margins and turnover rates in the Company’s retail operations.
The Company is subject to impairment risk.
     At December 31, 2009, the Company had goodwill totaling $493.5 million, consisting of $206.6 million related to the pawn lending segment, $281.5 million related to the cash advance segment and $5.3 million related to the check cashing segment, on its Consolidated Balance Sheets, all of which represent assets capitalized in connection with the Company’s acquisitions and business combinations. Accounting for intangible assets requires significant management estimates and judgment. The Company may not realize the value of these intangible assets. Management performs periodic reviews of the carrying values of the intangible assets to determine whether events and circumstances indicate that an impairment in value may have occurred. A variety of factors could cause the carrying value of an intangible asset to become impaired. Should a review indicate impairment, a write-down of the carrying value of the intangible asset would occur, resulting in a non-cash charge, which would adversely affect our results of operations and could also lead to our inability to comply with certain covenants in our financing documents, which could cause a default under those agreements.
The Company’s foreign operations subject the Company to foreign exchange risk.
     The Company is subject to the risk of unexpected changes in foreign currency exchange rates by virtue of its loans to residents of Australia, Canada and the United Kingdom and its operations in Mexico. Our results of operations and certain of our intercompany balances associated with the Company’s Australia, Canada, United Kingdom and Mexico loans are denominated in their respective currencies and are, as a result, exposed to foreign exchange rate fluctuations. Upon consolidation, as exchange rates vary, net sales and other operating results may differ materially from expectations, and the Company may record significant gains or losses on the remeasurement of intercompany balances.
The failure to successfully integrate newly acquired businesses into the Company’s operations could negatively impact the Company’s performance.
     The Company made significant acquisitions in 2008 involving a new product line and business model as well as a significant entry into a foreign market (Mexico). The Company has historically grown through strategic acquisitions and a key component of the Company’s future strategy is to continue to pursue attractive acquisition opportunities. The success of recent and future acquisitions is, and will be, dependent upon the Company effectively integrating the management, operations and technology of acquired businesses into the Company’s existing management, operations and technology platforms. The failure to successfully integrate acquired businesses into the Company’s organization could materially adversely affect the Company’s business, prospects, results of operations and financial condition.

Adverse real estate market fluctuations could affect the Company’s profits.
     The Company leases most of its locations. A significant rise in real estate prices or real property taxes could result in an increase in store lease costs as the Company opens new locations and renews leases for existing locations.
Other risk factors are discussed under “Quantitative and Qualitative Disclosures about Market Risk.”
Risks Related to the Company’s Common Stock
The price of the Company’s common stock has been volatile and could continue to fluctuate substantially.
     The Company’s common stock is traded on the New York Stock Exchange. The market price of the Company’s common stock has been volatile and could fluctuate substantially based on a variety of factors, including the following:
•	variations in results of operations;

•	legislative or regulatory changes, and in particular, legislative or regulatory changes affecting the Company’s cash advance operations;

•	fluctuations in commodity prices;

•	general trends in the industry;

•	market conditions; and

•	analysts’ estimates and other events in the consumer finance industry.
     The market price for the Company’s common stock has varied between a high of $35.38 on December 31, 2009 and a low of $11.60 on March 9, 2009 in the twelve-month period ended December 31, 2009. The Company’s stock price is likely to continue to be volatile and subject to significant price and volume fluctuations in response to market and other factors, including the other factors discussed in “Risks Related to the Company’s Business and Industry,” variations in the Company’s quarterly operating results from management’s expectations or those of securities analysts or investors, downward revisions in securities analysts’ estimates and announcements by the Company or its competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments.
     In addition, the stock market in general has recently experienced significant volatility that often has been unrelated to the operating performance of companies whose shares are traded. These market fluctuations could adversely affect the trading price of the Company’s common stock, regardless of the Company’s actual operating performance.
Future issuances of additional shares of the Company’s common stock could cause dilution of ownership interests and adversely affect the Company’s stock price.
     The Company may, in the future, issue its previously authorized and unissued shares of common stock, including the potential issuance of shares of common stock upon conversion of the 2009 Convertible Notes (as more fully described under “Item 8. Financial Statements and Supplementary Data — Note 2.”), resulting in the dilution of the ownership interests of the Company’s shareholders. The Company is currently authorized to issue up to 80,000,000 shares of common stock, par value $0.10 per share, and as of February 11, 2010 the Company had 29,551,584 shares of common stock issued and outstanding. The potential issuance of additional shares of common stock may create downward pressure on the trading price of the Company’s common stock. The Company may also issue additional shares of its common stock or other securities that are convertible into or exercisable for common stock for capital-raising or other business purposes. Future sales of substantial amounts of common stock, or the perception that sales could occur, could have a material adverse effect on the price of the Company’s common stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS
     None.

ITEM 2. PROPERTIES
     As of December 31, 2009, the Company owned the real estate and buildings for 11 of its pawnshop locations. The Company’s headquarters are located in a nine-story building adjacent to downtown Fort Worth, Texas. The Company purchased its headquarters building in January 1992. Substantially all of the Company’s other locations are leased under non-cancelable operating leases with initial lease periods of one to 15 years.
     The following table sets forth, as of December 31, 2009, the number of Company-owned pawn lending and cash advance storefront locations by state, those states and other jurisdictions in which the Company has an active internet lending and card services presence (through its processing services or its participation interests in line of credit receivables), and the number of pawnshop locations in Mexico in which the Company has a majority ownership interest. The Company also operates six Company-owned Mr. Payroll check cashing locations in Texas.

		Cash
	Pawn	Advance	Internet
	Lending	Storefront	Lending	Card Services
	Locations	Locations	Presence	Presence

United States:
Alabama	9	—	Y	Y
Alaska	5	—	Y	Y
Arizona	11	—	Y	Y
Arkansas	—	—	—	Y
California	1	23	Y	Y
Colorado	5	—	Y	Y
Connecticut	—	—	—	Y
Delaware	—	—	Y	Y
Florida	70	—	Y	Y
Georgia	17	—	—	Y
Hawaii	—	—	Y	Y
Idaho	—	—	Y	Y
Illinois	14	—	Y	Y
Indiana	13	31	—	Y
Iowa	—	—	—	Y
Kansas	—	—	Y	Y
Kentucky	10	16	—	Y
Louisiana	21	—	Y	Y
Maine	—	—	Y	Y
Maryland	—	—	Y	Y
Massachusetts	—	—	—	Y
Michigan	—	12	Y	Y
Minnesota	—	—	Y	Y
Mississippi	—	—	Y	Y
Missouri	17	—	Y	Y
Montana	—	—	Y	Y
Nebraska	—	—	—	Y
Nevada	27	—	Y	Y
New Hampshire	—	—	—	Y
New Jersey	—	—	—	Y
New Mexico	—	—	Y	Y
New York	—	—	—	Y
North Carolina	10	—	—	Y
North Dakota	—	—	Y	Y

		Cash
	Pawn	Advance	Internet
	Lending	Storefront	Lending	Card Services
	Locations	Locations	Presence	Presence

Ohio	6	114	Y	Y
Oklahoma	15	—	Y	Y
Oregon	—	—	Y	Y
Pennsylvania	—	—	—	Y
Rhode Island	—	—	Y	Y
South Carolina	6	—	Y	Y
South Dakota	—	—	Y	Y
Tennessee	22	—	—	Y
Texas	200	50	Y	Y
Utah	7	—	Y	Y
Vermont	—	—	—	Y
Virginia	—	—	—	Y
Washington	5	—	Y	Y
West Virginia	—	—	—	Y
Wisconsin	—	—	Y	Y
Wyoming	—	—	Y	Y

Total	491	246	—	—

Number of U.S. states	21	6	33	50

District of Columbia	—	—	—	Y
Puerto Rico	—	—	—	Y
Virgin Islands	—	—	—	Y

Number of other U.S. jurisdictions	—	—	—	3

Total number of states and other U.S. jurisdictions	21	6	33	53

United Kingdom	—	—	Y	—
Australia	—	—	Y	—
Canada	—	—	Y	—
Mexico	176	—	—	—

Total Company	667	246	36	53

     The Company considers its equipment, furniture and fixtures and owned buildings to be in good condition. The Company has its own construction supervisors who engage local contractors to selectively remodel and upgrade its lending facilities throughout the year.
     The Company’s leases typically require the Company to pay all maintenance costs, insurance costs and property taxes. For additional information concerning the Company’s leases, see “Item 8. Financial Statements and Supplementary Data — Note 10”.
Item 3. Legal Proceedings
     On August 6, 2004, James E. Strong filed a purported class action lawsuit in the State Court of Cobb County, Georgia against Georgia Cash America, Inc., Cash America International, Inc. (together with Georgia Cash America, Inc., “Cash America”), Daniel R. Feehan, and several unnamed officers, directors, owners and “stakeholders” of Cash America. The lawsuit alleges many different causes of action, among the most significant of which is that Cash America made illegal cash advance loans in Georgia in violation of

Georgia’s usury law, the Georgia Industrial Loan Act and Georgia’s Racketeer Influenced and Corrupt Organizations Act. Community State Bank (“CSB”) for some time made loans to Georgia residents through Cash America’s Georgia operating locations. The complaint in this lawsuit claims that Cash America was the true lender with respect to the loans made to Georgia borrowers and that CSB’s involvement in the process is “a mere subterfuge.” Based on this claim, the suit alleges that Cash America is the “de facto” lender and is illegally operating in Georgia. The complaint seeks unspecified compensatory damages, attorney’s fees, punitive damages and the trebling of any compensatory damages. A previous decision by the trial judge to strike Cash America’s affirmative defenses based on arbitration (without ruling on Cash America’s previously filed motion to compel arbitration) was upheld by the Georgia Court of Appeals, and on September 24, 2007, the Georgia Supreme Court declined to review the decision. The case was returned to the State Court of Cobb County, Georgia, where Cash America filed a motion requesting that the trial court rule on Cash America’s pending motion to compel arbitration and stay the State Court proceedings. The Court denied the motion to stay and ruled that the motion to compel arbitration was rendered moot after the Court struck Cash America’s affirmative defenses based on arbitration. The Georgia Supreme Court declined to review these orders and remanded the case to the State Court of Cobb County, Georgia. On November 2, 2009, the Court granted class certification, and on November 18, 2009, Cash America filed its notice of appeal of the class certification order. Cash America believes that the Plaintiffs’ claims in this suit are without merit and is vigorously defending this lawsuit.
     Cash America and CSB also commenced a federal lawsuit in the U.S. District Court for the Northern District of Georgia seeking to compel Plaintiffs to arbitrate their claims against Cash America and CSB. The U.S. District Court dismissed the federal action for lack of subject matter jurisdiction, and Cash America and CSB appealed the dismissal of their complaint to the U.S. Court of Appeals for the 11th Circuit. The 11th Circuit issued a panel decision on April 27, 2007 reversing the district court’s dismissal of the action and remanding the action to the district court for a determination of the issue of the enforceability of the parties’ arbitration agreements. Plaintiff requested the 11th Circuit to review this decision en banc and this request was granted. The en banc rehearing took place on February 26, 2008. The 11th Circuit stayed consideration of this matter pending the resolution of the United States Supreme Court case, Vaden v. Discover Bank. In March 2009, the United States Supreme Court determined, in Vaden v. Discover Bank, that the federal courts were able to compel arbitration of a state court action if the underlying issues involved a federal question. Following the United States Supreme Court ruling in Vaden v. Discover Bank, the 11th Circuit en banc court, without ruling on the case, remanded the case to the 11th Circuit panel for further consideration in light of the decision in Vaden. The 11th Circuit panel requested the parties provide additional briefing following the decision in Vaden, which has been completed, and the parties are awaiting the court’s decision. The Strong litigation is still at an early stage, and neither the likelihood of an unfavorable outcome nor the ultimate liability, if any, with respect to this litigation can be determined at this time.
     On July 26, 2008, the Pennsylvania Department of Banking issued a notice announcing a “change in policy,” effective February 1, 2009. The notice concluded that out-of-state lenders such as the Company were lending “in” Pennsylvania. Accordingly, the notice purported to subject such lenders to the licensing requirements of the CDCA, which sets the maximum permissible interest at a level well below the interest rate the Company charges on its internet cash advance loans. On January 8, 2009, the Company brought suit against the Pennsylvania Department of Banking in the Pennsylvania Commonwealth Court, arguing that the notice was invalid because it was adopted in violation of applicable procedural requirements and because it conflicted with the plain language of the CDCA. As a part of these proceedings, the Pennsylvania Department of Banking filed a counterclaim against the Company seeking a declaratory judgment that the Company’s internet lending activities to Pennsylvania consumers are not authorized by Pennsylvania law, however, the Pennsylvania Department of Banking represented that it had “no intent to pursue a retroactive financial remedy” against the Company or any similarly situated lender for loans made prior to the date of the decision by the Commonwealth Court. After a hearing on the Company’s initial request for a preliminary injunction, the judge expressed the view that the matter should be heard by all the judges of the Commonwealth Court. A hearing on the merits of the Company’s claim against the Pennsylvania Department of Banking was held before the entire Commonwealth Court on April 1, 2009. On July 10, 2009, the

Commonwealth Court issued its decision in favor of the Pennsylvania Department of Banking, and in response thereto, the Company ceased originating new loans in Pennsylvania. On July 15, 2009, the Company filed an appeal of this decision with the Pennsylvania Supreme Court and also requested that the Commonwealth Court stay its order pending the appeal. On July 21, 2009, the Commonwealth Court denied the Company’s motion to stay its order. Although an expedited appeal has been requested, the Pennsylvania Supreme Court has not yet set a hearing date and the Company does not expect a decision on the appeal until early 2010.
     On March 5, 2009, Peter Alfeche filed a purported class action lawsuit in the United States District Court for the Eastern District of Pennsylvania against Cash America International, Inc., Cash America Net of Nevada, LLC (“CashNet Nevada”), Cash America Net of Pennsylvania, LLC and Cash America of PA, LLC, d/b/a CashNetUSA.com (collectively, “CashNetUSA”). The lawsuit alleges, among other things, that CashNetUSA’s internet cash advance lending activities in Pennsylvania were illegal and not in accordance with the Pennsylvania Loan Interest Protection Law or the licensing requirements of the CDCA. The lawsuit also seeks declaratory judgment that several of CashNetUSA’s contractual provisions, including choice of law and arbitration provisions, are not authorized by Pennsylvania law. The complaint seeks unspecified compensatory damages, attorney’s fees and the trebling of any compensatory damages. CashNetUSA filed a motion to enforce the arbitration provision located in the agreements governing the lending activities, and a hearing on the motion was held on July 1, 2009. The Court has not yet ruled on this motion. The Alfeche litigation is still at an early stage, and neither the likelihood of an unfavorable outcome nor the ultimate liability, if any, with respect to this litigation can be determined at this time. CashNetUSA believes that the Plaintiffs’ claims in this suit are without merit and will vigorously defend this lawsuit.
     On April 21, 2009, Yulon Clerk filed a purported class action lawsuit in the Court of Common Pleas of Philadelphia County, Pennsylvania, against CashNet Nevada and several other unrelated third-party lenders. The lawsuit alleges, among other things, that the defendants’ lending activities in Pennsylvania, including CashNet Nevada’s internet cash advance lending activities in Pennsylvania, were illegal and in violation of various Pennsylvania laws, including the Loan Interest Protection Law, the CDCA and the Unfair Trade Practices and Consumer Protection Laws. The complaint seeks payment of potential fines, unspecified damages, attorney’s fees and the trebling of certain damages. The defendants removed the case to the United States District Court for the Eastern District of Pennsylvania where the lawsuit now resides. The case was subsequently reassigned to the same judge presiding in the Alfeche litigation. On August 26, 2009, the Court severed the claims against the other defendants originally named in the litigation. CashNet Nevada filed a motion with the federal court to enforce the arbitration provision located in the agreements governing the lending activities on May 4, 2009, and the Court has not yet ruled on this motion. The Clerk litigation is still at an early stage, and neither the likelihood of an unfavorable outcome nor the ultimate liability, if any, with respect to this litigation can be determined at this time. CashNet Nevada believes that the Plaintiffs’ claims in this suit are without merit and will vigorously defend this lawsuit.
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
     There were no matters submitted to the Company’s security holders during the fourth quarter ended December 31, 2009.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
(a) Market for Registrant’s Common Equity
     The New York Stock Exchange is the principal exchange on which the Company’s common stock is traded under the symbol “CSH”. There were 615 stockholders of record (not including individual participants in security listings) as of February 11, 2010. The high, low and closing sales prices of common stock as quoted on the composite tape of the New York Stock Exchange and cash dividend declared per share during 2009 and 2008 were as follows:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2009
High	$29.49	$25.08	$30.74	$35.38
Low	11.60	15.36	21.54	29.45
Close	15.66	23.39	30.16	34.96

Cash dividend declared per share	0.035	0.035	0.035	0.035

2008
High	$39.97	$48.86	$45.21	$39.54
Low	26.17	30.60	30.73	21.50
Close	36.40	31.00	36.04	27.35

Cash dividend declared per share	0.035	0.035	0.035	0.035

(c) Issuer Purchases of Equity Securities
     The following table provides the information with respect to purchases made by the Company of shares of its common stock during each of the months in 2009:

			Total Number of	Maximum Number
	Total Number	Average	Shares Purchased as	of Shares that May
	of Shares	Price Paid	Part of Publicly	Yet Be Purchased
Period	Purchased (1)	Per Share	Announced Plan (2)	Under the Plan (2)

January 1 to January 31	603	$27.66	—	1,255,000
February 1 to February 28	16,918	$17.84	—	1,255,000
March 1 to March 31 (3)	295	$18.04	—	1,255,000
April 1 to April 30 (3)	—	—	—	1,255,000
May 1 to May 31	487	$23.37	—	1,255,000
June 1 to June 30	85,000	$22.09	85,000	1,170,000
July 1 to July 31	8,181	$25.27	—	1,170,000
August 1 to August 31	110,241	$27.82	109,800	1,060,200
September 1 to September 30	199,676	$29.12	199,676	860,524
October 1 to October 31	80	$26.82	—	860,524
November 1 to November 30	369	$32.12	—	860,524
December 1 to December 31(4)	1,320	$32.95	—	860,524

Total	423,170	$26.84	394,476	—

(1)	Includes shares purchased on the open market relating to compensation deferred by a director under the 2004 Long-Term Incentive Plan and participants in the Company’s Non-Qualified Savings Plan of 1, 491, 127, 487, 441, and 369 shares for the months of January, February, March, May, August, and November, respectively, and shares withheld from employees as partial tax payments for shares issued under stock-based compensation plans of 602, 16,427, 168, 8,181, 80, and 124 shares for the months of January, February, March, July, October, and December, respectively.

(2)	On October 24, 2007, the Board of Directors authorized the Company’s repurchase of up to a total of 1,500,000 shares of its common stock.

(3)	In March and April, the Company’s third-party record keeper for the Non-Qualified Savings Plan erroneously sold 16,632 and 14,085 shares of the Company’s common stock held in the plan, respectively, and repurchased, at the record keeper’s expense, 12,931, 16,937 and 851 shares in March, April and August, respectively, to correct their error.

(4)	Includes 1,196 shares received as partial payment for the exercise of options issued under the Company’s equity plans.

ITEM 6.	SELECTED FINANCIAL DATA
Five-Year Summary of Selected Consolidated Financial Data
(dollars in thousands, except per share data)
(Unaudited)

	Year Ended December 31,
	2009		2008		2007		2006		2005
Statement of Income Data (a)
Total revenue	$1,120,390		$1,030,794		$929,394		$694,514		$595,763
Income from operations	175,652		148,706		133,509		104,019		80,712
Income before income taxes (b)	154,716		132,803		124,765		96,168		70,882
Net income attributable to Cash America International, Inc.	96,678		81,140		79,346		60,940		44,821
Net income per share:
Basic	$3.26		$2.77		$2.68		$2.05		$1.53
Diluted	$3.17		$2.70		$2.61		$2.00		$1.48
Dividends declared per share	$0.14		$0.14		$0.14		$0.10		$0.10
Weighted average shares:
Basic	29,639		29,327		29,643		29,676		29,326
Diluted	30,503		30,092		30,349		30,532		30,206

Balance Sheet Data at End of Year (b)
Pawn loans	$188,312		$168,747		$137,319		$127,384		$115,280
Cash advances, net	108,789		83,850		88,148		79,975		40,704
Merchandise held for disposition, net	113,824		109,493		98,134		87,060		72,683
Working capital	414,450		313,834		302,275		259,813		232,556
Total assets	1,269,655		1,186,510		904,644		776,244		598,648
Total debt	429,183		438,154		288,777		219,749		165,994
Total equity	683,199		579,735		496,602		440,728		374,716

Ratio Data at End of Year (a)
Current ratio	4.1	x	3.1	x	3.8	x	3.2	x	4.8	x
Debt to equity ratio	62.8%		75.6%		58.2%		49.9%		44.3%

Owned and Franchised Locations at Year End (a)
Pawn lending operations (c)	676		613		499		487		464
Cash advance operations (d)	246		248		304		295		286
Check cashing operations (e)	126		133		139		136		136

Total	1,048		994		942		918		886

(a)	In September 2004, the Company sold its U.K. and Swedish foreign pawn lending operations. The amounts for 2005 exclude amounts related to the foreign pawn lending operations, as they were classified as discontinued operations. In addition, see “Item 8. Financial Statements and Supplementary Data — Note 3” for discussion of the Company’s acquisitions in 2006 and 2008.

(b)	See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data” for amounts related to the gain on the sale of foreign notes in 2007 and the gain from the early termination of a lease contract in 2006, which are included in these amounts.

(c)	Includes unconsolidated franchised and consolidated Company-owned pawn lending locations only.

(d)	Includes cash advance storefront locations only.

(e)	Includes unconsolidated franchised and consolidated Company-owned Mr. Payroll locations only.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
GENERAL
     Cash America International, Inc. (the “Company”) provides specialty financial services to individuals through its Company-owned and franchised lending locations and check cashing centers and via the internet. These services include secured non-recourse loans, commonly referred to as pawn loans, short-term unsecured cash advances, installment loans, credit services, check cashing and related financial services. Finance and service charges revenue are generated from the Company’s pawn loan portfolio. A related activity of the pawn lending operations is the disposition of collateral from unredeemed pawn loans and the liquidation of a smaller volume of merchandise purchased directly from third-parties or from customers. Cash advance fees are generated from the Company’s cash advance products, from credit service fees generated from customers for loans arranged with independent third-party lenders through a credit services organization (the “CSO program”) and from the Company’s card services business through which the Company provides marketing and loan processing services for a third-party bank issued line of credit on certain stored-value debit cards that the bank issues and purchases a participation interest in certain line of credit receivables originated by the bank. Check cashing fees are generated from check cashing and other financial services.
     As of December 31, 2009, the Company had 1,048 total locations offering specialty financial services to its customers in the United States and Mexico. As of December 31, 2009, the Company also offered specialty financial services over the internet to customers in the United States, United Kingdom, Australia and Canada. The Company operates in three segments: pawn lending, cash advance and check cashing.
     As of December 31, 2009, the Company’s pawn lending operating segment offered secured non-recourse loans to individuals, commonly referred to as pawn loans, through 676 total pawn lending locations, including 667 Company-owned units and nine unconsolidated franchised units, consisting of:
•	500 stores that operate in 22 states in the United States under the names “Cash America Pawn” and “SuperPawn,” and

•	176 stores that operate in 20 jurisdictions in central and southern Mexico under the name “Prenda Fácil” (referred to as “Prenda Fácil”), of which the Company is a majority owner due to the December 16, 2008 acquisition (the “Prenda Fácil acquisition”) by the Company of 80% of the outstanding stock of Creazione Estilo, S.A. de C.V., SOFOM, E.N.R., a Mexican sociedad anónima de capital variable, sociedad financiera de objeto múltiple, entidad no regulada (“Creazione”).
     During the year ended 2009, the Company acquired three pawn lending locations, established 69 locations, and combined or closed three locations for a net increase in Company-owned pawn lending locations of 69.
     As of December 31, 2009, the Company’s cash advance operating segment consisted of:
•	246 cash advance storefront locations in six states in the United States operating under the names “Cash America Payday Advance” and “Cashland;”

•	the Company’s internet channel, which offered short-term cash advances over the internet to customers in 33 states in the United States at http://www.cashnetusa.com, in the United Kingdom at http://www.quickquid.co.uk, in Australia at http://www.dollarsdirect.com.au, and in Canada at http://www.dollarsdirect.ca; and

•	the Company’s card services business, which processed line of credit advances on behalf of a third-party lender and had a participation interest in line of credit receivables that were processed for the lender by the Company or other third-parties and that were outstanding in all 50 states and three other U.S. jurisdictions.

     During the year ended December 31, 2009, the Company closed or combined two cash advance storefront locations.
     As of December 31, 2009, the Company’s check cashing operating segment consisted of 120 unconsolidated franchised and six consolidated Company-owned check cashing locations operating in 16 states in the United States under the name “Mr. Payroll.” During the year ended 2009, the Company established two check cashing locations and combined or closed nine locations for a net decrease in check cashing locations of seven.
CRITICAL ACCOUNTING POLICIES
     Management’s Discussion and Analysis of Financial Condition and Results of Operations is based on the Company’s consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the dates of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, merchandise held for disposition, allowance for losses on cash advances, long-lived and intangible assets, income taxes, contingencies and litigation. Management bases its estimates on historical experience, empirical data and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. The development and selection of the critical accounting policies and the related disclosures below have been reviewed with the Audit Committee of the Board of Directors of the Company.
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
     Due to the short-term nature of pawn loans, the Company can quickly identify performance trends. For 2009, $227.7 million, or 98.5%, of recorded finance and service charges represented cash collected from customers and the remaining $3.5 million, or 1.5%, represented an increase in the finance and service charges receivable during the year. At the end of the current year and based on the revenue recognition method described above, the Company had accrued $36.5 million of finance and service charges receivable. Assuming the year-end accrual of finance and service charges revenue was overestimated or underestimated by 10%, finance and service charges revenue would decrease or increase by $3.7 million in 2009 and net income attributable to the Company would decrease or increase by $2.3 million, net of taxes. Some or all of the decrease would potentially be mitigated through the profit on the disposition of the related forfeited loan collateral. Any increase would be realized as additional service charge revenue.
Merchandise held for disposition. Merchandise held for disposition consists primarily of forfeited collateral from pawn loans not repaid and merchandise that is purchased directly from third-parties or from customers. The carrying value of the forfeited collateral and other merchandise held for disposition is stated at the lower of cost (cash amount loaned) or market. Management provides an allowance for returns and valuation based on its evaluation of the merchandise and historical shrinkage rates. Because pawn loans are made without recourse to the borrower, the Company does not investigate or rely upon the borrower’s creditworthiness, but instead bases its lending decision on an evaluation of the pledged personal property. The amount the Company is willing to finance is typically based on a percentage of the pledged personal property’s estimated disposition value. The Company uses numerous sources in determining an item’s estimated disposition value, including the Company’s automated product valuation system as well as catalogs, “blue books,” newspapers, internet research and previous experience with disposing of similar items. The Company performs a physical count of its merchandise in each location on multiple occasions on a cyclical basis and reviews the composition of inventory by category and age in order to assess the adequacy of the allowance.
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
     The Company aggregates and tracks cash advances written during each calendar month to develop a performance history. The Company stratifies the outstanding combined portfolio by age, delinquency, and stage of collection when assessing the adequacy of the allowance for losses. It uses historical collection performance adjusted for recent portfolio performance trends to develop the expected loss rates used to establish either the allowance or accrual. Increases in either the allowance or accrual are created by recording a cash advance loss provision in the consolidated statements of income. The Company typically charges off all cash advances once they have been in default for 60 days, or sooner if deemed uncollectible. Recoveries on losses previously charged to the allowance are credited to the allowance when collected.
     The Company’s internet channel periodically sells selected cash advances that have been previously written off. Proceeds from these sales are recorded as recoveries on losses previously charged to the allowance for losses.
     At December 31, 2009, the allowance for losses on cash advances was $27.4 million and accrued losses on third-party lender-owned cash advances were $2.9 million, in aggregate representing 16.2% of the combined cash advance portfolio.
     During fiscal year 2009, the cash advance loss provision for the combined cash advance portfolio, which increases the allowance for loan losses, was $130.8 million and reflects 5.6% of gross combined cash advances written by the Company and third-party lenders. If future loss rates increased, or decreased, by 10%, or 0.6% from 2009 levels, the cash advance loss provision would increase, or decrease, by $13.1 million and net income attributable to the Company would decrease, or increase, by $8.3 million, net of taxes, for 2009, assuming the same volume of cash advances written in 2009.
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

     The Company accounts for uncertainty in income taxes recognized in the consolidated financial statements in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740-10-25, “Accounting for Uncertainty in Income Taxes” (“ASC 740-10-25”). ASC 740-10-25 requires that a more-likely-than-not threshold be met before the benefit of a tax position may be recognized in the consolidated financial statements and prescribes how such benefit should be measured. Management must evaluate tax positions taken on the Company’s tax returns for all periods that are open to examination by taxing authorities and make a judgment as to whether and to what extent such positions are more likely than not to be sustained based on merit.
     Management’s judgment is required in determining the provision for income taxes, the deferred tax assets and liabilities and any valuation allowance recorded against deferred tax assets. Management’s judgment is also required in evaluating whether tax benefits meet the more-likely-than-not threshold for recognition under ASC 740-10-25.
Goodwill. Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in each business combination. In accordance with ASC 350-20-35, Goodwill — Subsequent Measurement (“ASC 350-20-35”), the Company tests goodwill for potential impairment annually as of June 30 and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. As defined in ASC 350-20, the Company has three reporting units: pawn lending operations, cash advance operations and check cashing operations. These reporting units offer products with similar economic characteristics and have discrete financial information which is regularly reviewed by executive management. See “Item 8. Financial Statements and Supplementary Data—Note 2” for further discussion.
     The Company’s impairment evaluation of goodwill is based on comparing the fair value of the Company’s reporting units to their carrying value. The fair value of the reporting units is determined based on the income approach and then compared to the results of the market approach for reasonableness. The income approach establishes fair value based on estimated future cash flows of each reporting unit, discounted by an estimated weighted-average cost of capital developed using the capital asset pricing model, which reflects the overall level of inherent risk of a reporting unit. The income approach uses the Company’s projections of financial performance for a five-year period and includes assumptions about future revenue growth rates, operating margin and terminal values which vary among reporting units. The market approach establishes fair value by applying cash flow multiples to the reporting unit’s operating performance. The multiples are derived from other publicly traded companies that are similar but not identical from an operational and economic standpoint.
     The Company performed its 2009 annual impairment test of goodwill as of June 30, 2009. The results of the annual impairment test indicated that the Company’s reporting units had fair values that exceeded carrying value by 79%. Based on the results of this test, no impairment of goodwill was observed. The Company also performed a sensitivity analysis on the Company’s estimated fair value using the income approach. A key assumption in the Company’s fair value estimate is the weighted average cost of capital utilized for discounting the Company’s cash flow estimates in the Company’s income approach. Holding all other assumptions constant at the annual assessment date, a 100 basis point increase in the discount rates would reduce the fair value of the Company’s reporting units by $71.0 million, which exceeds carrying value by 69%.
     The Company considered the need to update its most recent annual impairment test as of December 31, 2009 and concluded that there were no impairment indicators that would require such an update. The Company believes the assumptions used during the June 30, 2009 annual assessment remain appropriate.

     The process of evaluating goodwill for impairment involves the determination of the fair value of the Company’s reporting units. Inherent in such fair value determination are certain judgments and estimates relating to future cash flows, including the Company’s interpretation of current economic indicators and market valuations and assumptions about the Company’s strategic plans with regard to the Company’s operations. To the extent additional information arises, market conditions change or the Company’s strategies change, it is possible that the Company’s conclusions regarding whether existing goodwill is impaired could change and result in a material effect on the Company’s consolidated financial position or results of operations.
Valuation of long-lived and intangible assets other than goodwill. The Company evaluates the need to assess the impairment of long-lived assets and amortized intangible assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Intangible assets having an indefinite useful life are tested for impairment annually or more frequently if events or changes in circumstances indicate that the assets might be impaired. Factors that could trigger an impairment review include significant underperformance relative to expected historical or projected future cash flows, significant changes in the manner of use of acquired assets or the strategy for the overall business, and significant negative industry trends. When management determines that the carrying value of long-lived and intangible assets may not be recoverable, impairment is measured based on the excess of the assets’ carrying value over the estimated fair value.
RECENT ACCOUNTING PRONOUNCEMENTS
     See “Item 8. Financial Statements and Supplementary Data—Note 2” for a discussion of recent accounting pronouncements.

RESULTS OF CONTINUING OPERATIONS
     The following table sets forth the components of the consolidated statements of income as a percentage of total revenue for the periods indicated.

	Year Ended December 31,
	2009	2008	2007
Revenue
Finance and service charges	20.6%	17.9%	17.3%
Proceeds from disposition of merchandise	44.9	45.2	42.7
Cash advance fees	33.2	35.4	38.2
Check cashing fees, royalties and other	1.3	1.5	1.8

Total Revenue	100.0	100.0	100.0

Cost of Revenue
Disposed merchandise	28.9	28.7	26.6

Net Revenue	71.1	71.3	73.4

Expenses
Operations	32.1	32.1	33.2
Cash advance loss provision	11.7	13.7	16.7
Administration	7.8	7.3	5.7
Depreciation and amortization	3.8	3.8	3.5

Total Expenses	55.4	56.9	59.1

Income from Operations	15.7	14.4	14.3
Interest expense	(1.9)	(1.6)	(1.7)
Interest income	—	0.1	0.1
Foreign currency transaction gain (loss)	—	—	—
Gain on sale of foreign notes	—	—	0.7

Income before Income Taxes	13.8	12.9	13.4
Provision for income taxes	5.1	5.0	4.9

Net Income	8.7	7.9	8.5
Less: Net income attributable to the noncontrolling interest	(0.1)	—	—

Net Income Attributable to Cash America International, Inc.	8.6%	7.9%	8.5%

     The following table sets forth certain selected financial and non-financial data as of December 31, 2009, 2008 and 2007, and for each of the years then ended (dollars in thousands unless noted otherwise).

	Year Ended December 31,
	2009	2008	2007
Location statistics

Pawn segment locations in operation — (e)
Beginning of period, owned	598	485	475
Acquired	3	113	5
Start-ups	69	1	6
Combined or closed	(3)	(1)	(1)

End of period, owned	667	598	485
Franchise locations at end of period (a)	9	15	14

Total pawn lending locations at end of period (a) (e)	676	613	499
Average number of owned pawn lending locations (e)	631	495	480

Cash advance segment locations in operation (excludes online lending and card services)—
Beginning of period	248	304	295
Start-ups	—	—	14
Combined or closed	(2)	(56)	(5)

End of period	246	248	304
Average number of cash advance storefront locations	248	292	299

Check cashing segment locations —
Company-owned locations at end of period	6	5	5
Franchised locations at end of period (a)	120	128	134

Total check cashing centers in operation at end of period (a)	126	133	139

Combined total of all locations at end of period (a)	1,048	994	942

Services offered by location

Pawn lending —
Pawn lending segment:
Domestic	491	486	485
Foreign (e)	176	112	—
Franchise — domestic (a)	9	15	14

Combined pawn lending segment (a) (e)	676	613	499
Cash advance segment — storefront operations	150	—	—

Total locations offering pawn lending (a) (e)	826	613	499

Cash advances —
Cash advance segment — storefront operations	246	248	304
Pawn lending segment — domestic	434	431	431

Total locations offering cash advances	680	679	735

Check cashing —
Check cashing segment
Company-owned locations	6	5	5
Franchised locations (a)	120	128	134

Total check cashing segment (a)	126	133	139
Cash advance segment — storefront operations	246	248	304
Pawn lending segment — domestic	389	401	390

Total locations offering check cashing (a)	761	782	833

	Year Ended December 31,
	2009	2008	2007
Market coverage

Market coverage for pawn lending segment at end of period
States in the U.S	22	22	22
Foreign countries (e)	1	1	—
Market coverage for cash advance segment at end of period(c)
States and other U.S. jurisdictions
Storefront	6	6	7
Internet	33	33	32
Card services	53	48	—
Foreign countries
Internet	3	1	1
Pawn Lending Activities(f)

Annualized yield on pawn loans -
Pawn lending segment:
Domestic	131.8%	129.0%	125.5%
Foreign (e)	149.6%	103.1%	—%
Combined pawn lending segment (e)	133.9%	128.8%	125.5%
Cash advance segment — storefront operations	82.0%	—%	—%
Combined annualized yield on pawn loans (e)	133.6%	128.8%	125.5%

Amount of pawn loans written and renewed —
Pawn lending segment:
Domestic	$624,966	$591,502	$514,797
Foreign (e)	106,569	3,313	—

Combined pawn lending segment (e)	$731,535	$594,815	$514,797
Cash advance segment — storefront operations	4,230	—	—

Combined amount of pawn loans written and renewed (e)	$735,765	$594,815	$514,797

Average pawn loan balance outstanding —
Pawn lending segment:
Domestic	$151,892	$142,400	$128,259
Foreign (e)	20,250	1,283	—

Combined pawn lending segment (e)	$172,142	$143,683	$128,259
Cash advance segment — storefront operations	908	—	—

Combined average pawn loan balance outstanding (e)	$173,050	$143,683	$128,259

Ending pawn loan balance —
Pawn lending segment:
Domestic	$162,392	$152,074	$137,319
Foreign (e)	23,985	16,673	—

Combined pawn lending segment (e)	$186,377	$168,747	$137,319
Cash advance segment — storefront operations	1,935	—	—

Combined ending pawn loan balance (e)	$188,312	$168,747	$137,319

Ending pawn loan balance per location offering pawn loans —
Pawn lending segment :
Domestic	$331	$313	$283
Foreign (e)	$136	$149	$—
Combined pawn lending segment (e)	$279	$282	$283
Cash advance segment — storefront operations	$13	$—	$—
Combined ending pawn loan balance per location offering pawn loans (e)	$230	$282	$283

	Year Ended December 31,
	2009		2008		2007
Average pawn loan amount at end of period (not in thousands) —
Pawn lending segment:
Domestic	$126		$125		$116
Foreign (e)	$116		$90		$—

Combined pawn lending segment (e)	$125		$120		$116
Cash advance segment — storefront operations	$113		$—		$—

Combined average pawn loan amount at end of period (e)	$125		$120		$116

Disposition of merchandise — domestic —(g)
Profit margin on disposition of merchandise
Pawn lending segment — domestic	35.5%		36.6%		37.8%
Cash advance segment — storefront operations	36.7%		—%		—%

Combined profit margin on disposition of merchandise	35.5%		36.6%		37.8%

Combined average annualized merchandise turnover	2.9	x	2.9	x	2.7	x

Disposition of merchandise — pawn lending segment — domestic —(g)
Average annualized merchandise turnover	2.9	x	2.9	x	2.7	x
Average balance of merchandise held for disposition per average location in operation	$223		$210		$189
Ending balance of merchandise held for disposition per location in operation	$230		$225		$202

Cash advance activities(f)

Amount of cash advances written —(a) (c)
Funded by the Company
Cash advance segment — storefront	$645,673		$586,929		$706,839
Cash advance segment — internet lending	696,821		727,652		598,306

Total cash advance segment	$1,342,494		$1,314,581		$1,305,145
Pawn lending segment — domestic	60,393		59,061		65,022

Combined funded by the Company	$1,402,887		$1,373,642		$1,370,167

Funded by third-party lenders (a) (b)
Cash advance segment — storefront	$90,215		$85,184		$115,483
Cash advance segment — internet lending	581,740		449,221		350,572
Cash advance segment — card services	140,508		22,198		—

Total cash advance segment	$812,463		$556,603		$466,055
Pawn lending segment — domestic	130,434		146,330		188,705

Combined funded by third-party lenders (a) (b)	$942,897		$702,933		$654,760

Aggregate amount of cash advances written — (a) (c)
Cash advance segment — storefront	$735,888		$672,113		$822,322
Cash advance segment — internet lending	1,278,561		1,176,873		948,878
Cash advance segment — card services	140,508		22,198		—

Total cash advance segment	$2,154,957		$1,871,184		$1,771,200
Pawn lending segment — domestic	190,827		205,391		253,727

Combined aggregate amount of cash advances written(a) (c)	$2,345,784		$2,076,575		$2,024,927

	Year Ended December 31,
	2009	2008	2007
Number of cash advances written (not in thousands) –
Funded by the Company
Cash advance segment — storefront	1,453,245	1,632,631	1,944,251
Cash advance segment — internet lending	1,731,164	1,722,689	1,523,872

Total cash advance segment	3,184,409	3,355,320	3,468,123
Pawn lending segment – domestic	184,110	186,268	213,273

Combined by the Company	3,368,519	3,541,588	3,681,396

Funded by third-party lenders (a) (b)
Cash advance segment — storefront	150,659	150,772	214,372
Cash advance segment — internet lending	825,890	668,074	594,909
Cash advance segment — card services	894,206	129,634	—

Total cash advance segment	1,870,755	948,480	809,281
Pawn lending segment — domestic	243,608	306,521	409,576

Combined by third-party lenders (a) (b)	2,114,363	1,255,001	1,218,857

Aggregate number of cash advances written — (a) (c)
Cash advance segment — storefront	1,603,904	1,783,403	2,158,623
Cash advance segment — internet lending	2,557,054	2,390,763	2,118,781
Cash advance segment — card services	894,206	129,634	—

Total cash advance segment	5,055,164	4,303,800	4,277,404
Pawn lending segment — domestic	427,718	492,789	622,849

Combined aggregate number of cash advances written (a) (c)	5,482,882	4,796,589	4,900,253

Cash advance customer balances (gross):
Owned by Company (d)
Cash advance segment — storefront	$45,226	$39,223	$51,389
Cash advance segment — internet lending	72,600	55,729	53,808
Cash advance segment — card services	11,553	3,551	—

Total cash advance segment	$129,379	$98,503	$105,197
Pawn lending segment — domestic	6,760	6,842	8,627

Combined owned by the Company(d)	$136,139	$105,345	$113,824

Owned by third-party lenders (a) (b)
Cash advance segment — storefront	$4,730	$4,532	$5,530
Cash advance segment — internet lending	38,174	23,018	19,852
Cash advance segment — card services	1,284	237	—

Total cash advance segment	$44,188	$27,787	$25,382
Pawn lending segment — domestic	6,958	7,395	9,198

Combined owned by third-party lenders (a) (b)	$51,146	$35,182	$34,580

Aggregate cash advance customer balances (gross) — (a) (c)
Cash advance segment — storefront	$49,956	$43,755	$56,919
Cash advance segment — internet lending	110,774	78,747	73,660
Cash advance segment — card services	12,837	3,788	—

Total cash advance segment	$173,567	$126,290	$130,579
Pawn lending segment — domestic	13,718	14,237	17,825

Combined aggregate cash advance customer balances (gross) (a) (c)	$187,285	$140,527	$148,404

	Year Ended December 31,
	2009	2008	2007
Average amount per cash advance written (not in thousands) —
Funded by the Company
Cash advance segment — storefront	$444	$359	$364
Cash advance segment — internet lending	$403	$422	$393

Total cash advance segment	$422	$392	$376
Pawn lending segment — domestic	$328	$317	$305

Combined by the Company	$416	$388	$372

Funded by third-party lenders (a) (b)
Cash advance segment — storefront	$599	$565	$539
Cash advance segment — internet lending	$704	$672	$589
Cash advance segment — card services	$157	$171	$—

Total cash advance segment	$434	$587	$576
Pawn lending segment — domestic	$535	$477	$461

Combined by third-party lenders (a) (b)	$446	$560	$537

Aggregate average amount per cash advance written —(a) (c)
Cash advance segment — storefront	$459	$377	$381
Cash advance segment — internet lending	$500	$492	$448
Cash advance segment — card services	$157	$171	$—

Total cash advance segment	$426	$435	$414
Pawn lending segment — domestic	$446	$417	$407

Combined aggregate average amount per cash advance written(a) (c)	$428	$433	$413

Check cashing activities

Face amount of checks cashed —
Company-owned locations:
Check cashing segment	$22,902	$29,487	$33,746
Cash advance segment	150,227	187,787	217,564
Pawn lending segment	23,683	35,199	44,655

Combined company-owned locations	$196,812	$252,473	$295,965
Franchised locations — check cashing segment (a)	1,017,036	1,250,044	1,260,995

Combined face amount of checks cashed (a)	$1,213,848	$1,502,517	$1,556,960

Fees collected from customers —
Company-owned locations:
Check cashing segment	$311	$400	$484
Cash advance segment	3,703	4,911	5,684
Pawn lending segment	431	646	780

Combined company-owned locations	$4,445	$5,957	$6,948
Franchised locations — check cashing segment (a)	14,507	17,625	17,678

Combined fees collected from customers (a)	$18,952	$23,582	$24,626

Fees as a percentage of checks cashed —
Company-owned locations:
Check cashing segment	1.4%	1.4%	1.4%
Cash advance segment	2.5%	2.6%	2.6%
Pawn lending segment	1.8%	1.8%	1.7%

Combined company-owned locations	2.3%	2.4%	2.3%
Franchised locations — check cashing segment(a)	1.4%	1.4%	1.4%

Combined fees as a percentage of checks cashed (a)	1.6%	1.6%	1.6%

	Year Ended December 31,
	2009	2008	2007
Average check cashed (not in thousands) —
Company-owned locations:
Check cashing segment	$415	$405	$392
Cash advance segment	$562	$502	$498
Pawn lending segment	$392	$463	$447

Combined company-owned locations	$514	$483	$426
Franchised locations — check cashing segment (a)	$446	$455	$436

Combined average check cashed(a)	$450	$454	$436

(a)	Non -GAAP presentation. The non-GAAP financial measure is provided immediately following its most comparable GAAP amount and can be reconciled to its most comparable GAAP amount through the presentation of the financial information above.

(b)	Includes (i) cash advances written by third-party lenders that were arranged by the Company on behalf of the third-party lenders through a CSO Program offered in certain states in the Company’s storefront and internet channels, and (ii) line of credit advances issued by a third-party lender utilizing the Company or other parties to process these cash advances under a line of credit offered by such lender on certain stored-value and payroll cards issued by such lender. In its card services channel, the Company acquires a participation interest in the receivables originated by the third party lender and cash advance fees associated with the Company’s card services activities include revenue from the Company’s participation interest in the line of credit receivables originated by the third party lender, as well as marketing, processing and other miscellaneous fee income. (Note: The Company did not commence business in the card services channel until the third quarter of 2008.)

(c)	Includes cash advances written by the Company as well as the cash advance products described in footnote (b) above.

(d)	Amounts recorded in the Company’s consolidated financial statements.

(e)	Includes all Prenda Fácil locations, of which the Company is a majority owner due to the Prenda Fácil acquisition, from the date of acquisition on December 16, 2008.

(f)	Excludes franchised locations.

(g)	Excludes Prenda Fácil pawn lending locations because the collateral underlying unredeemed loans is not owned by the Company.

OVERVIEW
Components of Consolidated Net Revenue, Reduced by Cash Advance Loss Provision. Consolidated net revenue, reduced by cash advance loss provision, is composed of finance and service charges from pawn loans plus the profit from the disposition of merchandise plus cash advance fees less cash advance loss provision plus other revenue. Other revenue is composed of check cashing fees, royalties and miscellaneous other revenue items, such as ancillary products offered in stores.
     The contribution from pawn lending activities for 2009, 2008 and 2007 accounted for 61.6%, 59.7% and 58.9%, respectively, of consolidated net revenue, reduced by cash advance loss provision, and remains the dominant component of consolidated net revenue, reduced by cash advance loss provision, for the Company. During the year ended December 31, 2009, consolidated net revenue, reduced by cash advance loss provision, increased 11.9% to $665.3 million from $594.7 million for the same period in 2008.
     The following table shows the components of consolidated net revenue, reduced by cash advance loss provision for the years ended December 31, 2009, 2008 and 2007:

	For the years ended December 31,
		% of		% of		% of
	2009	Total	2008	Total	2007	Total

Finance and service charges	$231,178	34.8%	$184,995	31.1%	$160,960	30.5%
Profit from disposition of merchandise, net of cost of revenue	178,459	26.8	170,295	28.6	150,029	28.4
Cash advance fees, net of loss provision	241,040	36.2	223,880	37.6	199,958	37.9
Check cashing fees, royalties and other	14,620	2.2	15,541	2.7	16,417	3.2

Net revenue, net of loss provision	$665,297	100.0%	$594,711	100.0%	$527,364	100.0%

Contribution to Increase in Net Revenue, Reduced by Cash Advance Loss Provision. The Company’s consolidated net revenue, reduced by cash advance loss provision, increased $70.6 million, or 11.9%, and $67.3 million, or 12.8%, for the years ended December 31, 2009 and 2008, respectively, compared to the prior year periods. The contribution from pawn lending activities increased $54.3 million from 2008 to 2009, contributing 77.0% of the increase in consolidated net revenue, net of cash advance loss provision, mainly due to greater finance and service charges on higher average loan balances, an increase in revenue from the sale of refined gold and the inclusion of the operating results of Prenda Fácil for the first full year following the Prenda Fácil acquisition. During the first quarter of 2009, certain cash advance storefront locations began offering pawn lending activities, which also contributed to the increased contribution from pawn lending activities during the entire year. Cash advance fees, net of loss provision, increased $17.2 million from 2008 to 2009 and contributed 24.3% of the increase, primarily due to growth in the internet channel and from a decrease in the loss provision. In 2008, the contribution from pawn lending activities increased $44.3 million and contributed 65.8% of the increase in consolidated net revenue, net of cash advance loss provision, mainly due to increased profit on higher disposition volumes of merchandise. Also during 2008, higher levels of cash advance fees, reduced by cash advance loss provision, contributed 35.5% of the increase, primarily due to significant growth in cash advance balances outstanding and lower year over year loss rates.

     The following tables set forth the contributions to year over year increases in net revenue, reduced by cash advance loss provision (dollars in thousands):

	Increase (Decrease) for Year Ended December 31,
	2009 Over 2008		2008 Over 2007
	$	% of	$	% of
	Change	Total	Change	Total

Finance and service charges	$46,183	65.4%	$24,035	35.7%
Profit from the disposition of merchandise	8,164	11.6	20,266	30.1

Subtotal — Pawn Related	54,347	77.0%	44,301	65.8%
Cash advance fees, net of loss provision	17,160	24.3	23,922	35.5
Check cashing fees, royalties and other	(921)	(1.3)	(876)	(1.3)

Total	$70,586	100.0%	$67,347	100.0%

     The 11.9% increase in net revenue, reduced by loss provision contributed to a $26.9 million, or 18.1%, increase in operating income from $148.7 in 2008 to $175.7 million in 2009 and a $15.5 million, or 19.1%, increase in net income attributable to the Company from $81.1 million in 2008 to $96.7 million in 2009. Fully diluted earnings per share increased 17.5% to $3.17 per share in 2009 compared to $2.70 per share in 2008 as the number of weighted average shares on a fully diluted basis increased by 411,000 shares, or 1.4%.
Year Ended 2009 Compared To Year Ended 2008
Consolidated Net Revenue. Consolidated net revenue increased $60.7 million, or 8.3%, to $796.1 million during 2009 from $735.4 million during 2008. Net revenue from the pawn segment increased $45.4 million, or 11.5%, largely due to increased finance and service charges from domestic pawn loans, an increase in the sale of refined gold and the inclusion of the operating results of Prenda Fácil for the first full year following the Prenda Fácil acquisition. The cash advance segment contributed $15.9 million of the increase in consolidated net revenue, primarily due to the growth in the Company’s internet lending channel and card services business, partially offset by a decrease in net revenue from cash advance storefront locations. The following table sets forth net revenue by operating segment for 2009 and 2008 (dollars in thousands):

	Year ended December 31,
	2009	2008	Increase/(Decrease)
Pawn lending segment components:
Domestic	$408,345	$392,291	$16,054	4.1%
Foreign	30,683	1,330	29,353	2,207.0

Total pawn lending segment	$439,028	$393,621	$45,407	11.5%
Cash advance segment components:
Storefront	$99,329	$114,948	$(15,619)	(13.6)%
Internet lending	242,377	221,324	21,053	9.5
Card services	12,600	2,153	10,447	485.2

Total cash advance segment	$354,306	$338,425	$15,881	4.7%
Check cashing segment	2,779	3,388	(609)	(18.0)

Consolidated net revenue	$796,113	$735,434	$60,679	8.3%

Finance and Service Charges. Finance and service charges from pawn loans increased $46.2 million, or 25.0%, to $231.2 million in 2009 from $185.0 million in 2008. The increase is mainly due to higher average loan balances on pawn loans, which contributed $37.8 million of the increase, and a higher annualized yield on pawn loans, which contributed $8.4 million of the increase.
     Pawn loan balances in domestic and foreign locations at December 31, 2009 were $188.3 million, which was $19.6 million, or 11.6%, higher than at December 31, 2008. The average balance of pawn loans outstanding for 2009 increased by $29.4 million, or 20.4%, compared to 2008. The increase in the pawn loan balances was primarily due to the increase in pawn loan balances at Prenda Fácil as well as the growth in pawn loan balances at certain cash advance storefront locations.

     Annualized loan yield on pawn loans was 133.6% for 2009, compared to 128.8% in 2008. The higher annualized yield is a function of the average rates for fees and service charges on pawn loans as well as the amount of finance and service charges deemed to be collectible based on historical loan redemption statistics. The Company’s domestic annualized loan yield increased to 131.8% in 2009, compared to 129.0% in 2008. The increase was primarily due to improved performance and portfolio mix. In addition, the pawn loan yield related to Prenda Fácil has higher annualized yields than the Company’s domestic operations, which also contributed to the increase in the combined domestic and foreign annualized yield.
Proceeds from the Disposition of Merchandise. Profit from the disposition of merchandise represents the proceeds received from the disposition of merchandise in excess of the cost of disposed merchandise. The following table summarizes the proceeds from the disposition of merchandise and the related profit for 2009 as compared to 2008 (dollars in thousands):

	Year Ended December 31,
	2009			2008
		Refined			Refined
	Merchandise	Gold	Total	Merchandise	Gold	Total
Proceeds from disposition	$283,208	$219,528	$502,736	$286,952	$178,703	$465,655
Profit on disposition	$112,417	$66,042	$178,459	$117,673	$52,622	$170,295
Profit margin	39.7%	30.1%	35.5%	41.0%	29.4%	36.6%
Percentage of total profit	63.0%	37.0%	100.0%	69.1%	30.9%	100.0%
     The total proceeds from disposition of merchandise and refined gold increased $37.1 million, or 8.0%, in 2009 compared to 2008, and the total profit from the disposition of merchandise and refined gold increased $8.2 million, or 4.8%, in 2009 compared to 2008. Overall profit margin decreased from 36.6% in 2008 to 35.5% in 2009, primarily due to lower profits on the retail disposition of merchandise combined with a higher percentage mix of refined gold sold in 2009, which typically has a lower profit margin.
     Proceeds from disposition of retail merchandise decreased $3.7 million, or 1.3%, in 2009 compared to 2008, primarily due to a generally soft economic environment and an absence of economic stimulus payments by the U.S. government to individuals. In addition, the profit margin on the disposition of merchandise decreased to 39.7% in 2009, from 41.0% in 2008, resulting in a $5.3 million, or 4.5%, decrease in profit mainly due to discounting of merchandise prices to encourage retail sales activity.
     Proceeds from the disposition of refined gold increased $40.8 million, or 22.8%, in 2009 compared to 2008. In recent periods, an increase in the pawn loan balances for loans secured by jewelry and the sale of gold items purchased directly from customers, has increased the volume of refined gold sold by the Company. In addition, the Company has experienced an increase in the volume of refined gold sold due to the introduction of gold buying services during late 2008 and the first quarter of 2009 in many of the Company’s cash advance storefront locations. The profit margin on the disposition of refined gold increased to 30.1% in 2009 from 29.4% in 2008 due to a combination of increased gold sales volumes and a higher average sales price of gold sold, which offset the higher costs of gold sold in 2009.
     The consolidated merchandise turnover rate remained flat at 2.9 in 2009 compared to 2008. Management expects that the profit margin on the disposition of merchandise will likely remain under pressure primarily due to the soft economic environment, which may require discounting of merchandise to encourage retail sales, as well as an increase in the percentage mix of refined gold sales, which typically have lower profit margins.

     The table below summarizes the age of merchandise held for disposition related to the Company’s domestic pawn operations before valuation allowance of $0.7 million at both December 31, 2009 and 2008 (dollars in thousands). The collateral underlying unredeemed loans at the Company’s foreign pawn lending locations is not owned by the Company, and therefore, is excluded from the table below.

	2009		2008
	Amount	%	Amount	%
Merchandise held for 1 year or less —
Jewelry	$70,834	61.9%	$72,780	66.1%
Other merchandise	35,328	30.8	28,979	26.3

Total merchandise held for 1 year or less	106,162	92.7	101,759	92.4

Merchandise held for more than 1 year —
Jewelry	4,938	4.3	5,306	4.8
Other merchandise	3,424	3.0	3,128	2.8

Total merchandise held for more than 1 year	8,362	7.3	8,434	7.6

Total merchandise held for disposition	$114,524	100.0%	$110,193	100.0%

Cash Advance Fees. Cash advance fees increased $7.3 million, or 2.0%, to $371.9 million in 2009, as compared to $364.6 million in 2008. The increase in revenue from cash advance fees is predominantly due to a 13.6% increase in cash advance fees from the internet channel and card services channel. Offsetting this increase was an 18.5% decrease in cash advance fees from storefront locations which is due to several factors, including the closure of 56 cash advance storefront locations during 2008, regulatory changes in certain markets for the cash advance product that resulted in lower cash advance fees per loan, and the Company’s adjustments in underwriting criteria for the cash advance product in late 2008 to reduce risk of loan losses. These factors caused a decrease in revenue on the cash advance product. In particular, the short-term unsecured cash advance product offered at storefront locations in Ohio under the Ohio Second Mortgage Loan statute has a lower annualized yield than the short-term unsecured cash advance product offered prior to December 2008, which resulted in lower cash advance fees at the Ohio storefront locations, despite an increase in cash advances written at these locations. In addition, the adjustments in underwriting criteria for the cash advance product in late 2008 have resulted in a decrease in cash advances written but have lowered the levels of losses in 2009. Management also believes that a generally soft economic environment and higher unemployment levels may have led to fewer qualifying cash advance customers. These factors contributed to the decrease in the number of short-term unsecured cash advance loans, which resulted in reduced cash advance fees at the Company’s cash advance storefront locations, and, to a lesser extent, reduced growth at the Company’s internet channel.
     As of December 31, 2009, cash advance products were available in 680 lending locations, including 434 pawn lending locations and 246 cash advance storefront locations. In 249 of these lending locations, the Company arranges for customers to obtain cash advance products from independent third-party lenders through the CSO program for a fee. Cash advance fees from same stores (stores that have been open for at least twelve months) decreased $13.0 million, or 10.1%, to $116.2 million for 2009, compared to $129.2 million for 2008.
     The following table sets forth cash advance fees by operating segment for the years ended December 31, 2009 and 2008 (dollars in thousands):

	Year ended December 31,
	2009	2008	Increase (Decrease)
Cash advance segment components:
Storefront	$86,577	$106,294	$(19,717)	(18.5)%
Internet lending	241,268	221,319	19,949	9.0
Card services	12,591	2,150	10,441	485.6

Total cash advance segment	$340,436	$329,763	$10,673	3.2%
Pawn lending segment	31,420	34,840	(3,420)	(9.8)

Consolidated cash advance fees	$371,856	$364,603	$7,253	2.0%

     Cash advance fees include fees from cash advances funded by the Company as well as fees from the CSO program and participation interests in certain line of credit receivables originated by a third-party lender and acquired by the Company through the card services channel. The amount of cash advances written increased $269.0 million, or 13.0%, to $2.3 billion in 2009 from $2.1 billion in 2008. These amounts include $942.9 million in 2009 and $702.9 million in 2008 extended to customers by all independent third-party lenders through the CSO program. The average amount per cash advance decreased to $428 from $433 during 2009 over 2008, primarily due to adjustments in the Company’s underwriting criteria. The outstanding combined portfolio balance of cash advances increased $46.8 million, or 33.3%, to $187.3 million at December 31, 2009 from $140.5 million at December 31, 2008. Those amounts included $136.1 million and $105.3 million at December 31, 2009 and 2008, respectively, which are included in the Company’s consolidated balance sheet and exclude an allowance for losses of $27.3 million and $21.5 million, which has been provided in the consolidated financial statements for December 31, 2009 and 2008, respectively.
     Management notes that cash advance fees could be negatively impacted in future periods if legislation related to the cash advance product reduces the yield or revenue from the product to the point that the Company must discontinue its availability in certain markets. For a discussion of regulatory developments that impact the Company’s cash advance activities, including developments in Arizona, Minnesota, Ohio, Pennsylvania and Washington, refer to “Item 1. Business—Regulation—Recent Regulatory Developments” and “Item 1A. Risk Factors-Risks Related to the Company’s Business and Industry—Adverse changes in laws affecting the Company’s short-term consumer loan services could negatively impact the Company operations.” The Company does not expect that the potential reduced loan volume associated with regulatory developments in these states will have a material impact on the Company’s consolidated net revenue.
     The following table summarizes cash advances outstanding at December 31, 2009 and 2008 (dollars in thousands):

	2009	2008
Funded by the Company (a)
Active cash advances and fees receivable	$87,710	$69,443
Cash advances and fees in collection	20,055	21,147

Total funded by the Company (a)	107,765	90,590

Funded by third-party lenders(b) (c)
Active cash advances and fees receivable	61,242	37,458
Cash advances and fees in collection	18,278	12,479

Total funded by third-party lenders(b) (c)	79,520	49,937

Combined gross portfolio of cash advances and fees receivable(b) (d)	187,285	140,527

Less: Elimination of cash advances owned by third-party lenders	51,146	35,182

Company-owned cash advances and fees receivable, gross	136,139	105,345
Less: Allowance for losses	27,350	21,495

Cash advances and fees receivable, net	$108,789	$83,850

Allowance for loss on Company-owned cash advances	$27,350	$21,495
Accrued losses on third-party lender-owned cash advances	2,944	2,135

Combined allowance for losses and accrued third-party lender losses	$30,294	$23,630

Combined allowance for losses and accrued third-party lender losses as a % of combined gross portfolio(b) (d)	16.2%	16.8%

(a)	Cash advances written by the Company in its pawn lending and cash advance storefront locations and through the Company’s internet channel.

(b)	Non-GAAP presentation. Management evaluates the cash advance portfolio on an aggregate basis including the loss provision for the Company-owned and the third-party lender-owned portfolio that the Company guarantees. The non-GAAP financial measure is provided immediately following its most comparable GAAP amount and can be reconciled to its most comparable GAAP amount through the presentation of the financial information above.

(c)	Cash advances written by third-party lenders that were marketed, processed or arranged by the Company on behalf of the third-party lenders at the Company’s pawn and cash advance storefront locations and through the Company’s internet and card services channels.

(d)	Includes cash advances written by the Company, as well as the cash advance products described in footnote (c) above.
Check Cashing Fees, Royalties and Other. Check cashing fees, royalties and other income from all segments decreased $0.9 million, or 5.9%, to $14.6 million in 2009 from $15.5 million in 2008 primarily due to a lower volume of checks being cashed in 2009. Management believes check cashing volume in 2009 was lower because there were no economic stimulus payments, which caused a higher than normal check cashing volume in 2008. Management believes the decrease in 2009 was also due to the closure of cash advance storefront locations that offered check cashing services in late 2008 and potentially due to higher unemployment rates in 2009. The components of these fees are as follows (dollars in thousands):

	Year Ended December 31,
	2009				2008
	Pawn	Cash	Check		Pawn	Cash	Check
	Lending	Advance	Cashing	Total	Lending	Advance	Cashing	Total
Check cashing fees	$431	$3,703	$311	$4,445	$646	$4,911	$400	$5,957
Royalties	755	—	2,411	3,166	713	—	2,926	3,639
Other	2,785	4,167	57	7,009	2,384	3,499	62	5,945

	$3,971	$7,870	$2,779	$14,620	$3,743	$8,410	$3,388	$15,541

Operations Expenses. Consolidated operations expenses, as a percentage of total revenue, were 32.1% in both 2009 and 2008. These expenses increased $29.4 million, or 8.9%, in 2009 compared to 2008.
     In 2009, pawn lending operating expenses increased $21.2 million, or 9.9%, to $236.4 million when compared to 2008, primarily due to higher personnel costs related to the combined effects of the addition of Prenda Fácil, staffing increases and the cost of personnel benefits related to the pawn lending activities. The operations expenses for the cash advance activities increased $8.2 million, or 7.2%, to $122.5 million in 2009 compared to 2008, primarily due to a $9.5 million increase in marketing expenses in the Company’s cash advance segment, primarily from the internet channel’s efforts to expand the Company’s customer base both domestically and internationally, as well as expenses for new product development activities. These higher expenses at the Company’s internet channel were partially offset by lower operating expenses for storefront activities due to locations that were closed in 2008 and the absence of costs related to development activities supporting a referendum to overturn Ohio legislation related to short-term cash advances in November 2008.

     The Company’s operations expenses are predominately related to personnel and occupancy expenses. Personnel expenses include base salary and wages, performance incentives and benefits. Occupancy expenses include rent, property taxes, insurance, utilities and maintenance. The combination of personnel and occupancy expenses represents 75.9% of total operations expenses in 2009 and 77.9% in 2008. The comparison is as follows (dollars in thousands):

	Year Ended December 31,
	2009		2008
		% of		% of
		Total		Total
	Amount	Revenue	Amount	Revenue
Personnel	$192,133	17.0%	$181,118	17.6%
Occupancy	81,190	7.2	76,499	7.4
Other	86,804	7.9	73,127	7.1

Total	$360,127	32.1%	$330,744	32.1%

     The increase in personnel expenses is primarily due to Prenda Fácil’s labor costs, the growth of the Company’s internet channel and normal recurring salary adjustments. The increase in occupancy expense is primarily due to recurring rent and property tax increases as well as the increase in occupancy expense associated with Prenda Fácil. These increases were partially offset by the closure of 56 cash advance storefront locations in 2008.
     During 2008, the Company had a total of $3.2 million of personnel and occupancy charges associated with the closing of 56 cash advance storefront locations during the year. Of the $3.2 million, approximately $1.6 million was charged to personnel expenses related to store closures and the realignment of operations management, and approximately $1.6 million was charged to occupancy expenses related to lease terminations. Excluding these one-time charges, total operating expenses would have been $327.5 million, and operations expenses would have increased $32.6 million, or 9.0%, in 2009 compared to 2008.
     The Company realigned some of its administrative activities during the first quarter of 2009 to create more direct oversight of operations, resulting in classifying some expenses that were classified as administration expenses in prior periods as operating expenses. For comparison purposes, the Company reclassified the same direct expenses from earlier periods out of administrative expenses and into operations expenses. The amount reclassified in 2008 was $2.4 million. There was no change in the aggregate amount of expenses related to this reclassification.
Cash Advance Loss Provision. The Company maintains an allowance for losses on cash advances at a level projected to be adequate to absorb credit losses inherent in the outstanding combined cash advance portfolio. The cash advance loss provision is utilized to increase or decrease the allowance carried against the outstanding Company-owned cash advance portfolio (including participation interests in line of credit receivables acquired from a third-party lender) as well as expected losses in the third-party lender-owned portfolios which are guaranteed by the Company. The allowance is based on historical trends in portfolio performance based on the status of the balance owed by the customer. The Company charges off all cash advances once they have been in default for 60 days, or sooner if deemed uncollectible. Recoveries on losses previously charged to the allowance are credited to the allowance when collected. The cash advance loss provision decreased by $9.9 million to $130.8 million in 2009, from $140.7 million in 2008. The loss provision expense as a percentage of gross cash advances written was lower in 2009, decreasing to 5.6% from 6.8% in 2008. The loss provision as a percentage of cash advance fees decreased to 35.2% in 2009 from 38.6% in 2008. The lower loss provision is primarily due to adjustments in underwriting criteria, an improved mix of customers, which is more heavily weighted to customers with better repayment histories and a lower concentration of customers with no performance history, lower defaults (loans not paid when due) and a higher percentage of collections on loans that were past due.
     Due to the short-term nature of the cash advance product and the high velocity of loans written, seasonal trends are evidenced in quarter-to-quarter performance. Typically, in the normal business cycle, sequential losses, as measured by the current period loss provision as a percentage of combined cash advances written in the period, are lowest in the first quarter and increase throughout the year, with the final two quarters generally combining for the peak levels of loss provision expense and balance for the allowance for losses. Management took steps to reduce losses in its storefront and online businesses beginning in the last half of 2008, including an adjustment to its underwriting criteria and more emphasis on collections activities. This effort resulted in a lower loss provision as a percentage of cash advances written in 2009 than in 2008.

     The following table shows the Company’s loss experience by quarter for 2009 and 2008:

	2009
	First	Second	Third	Fourth	Fiscal
	Quarter	Quarter	Quarter	Quarter	Year
Combined cash advance loss provision as a % of combined cash advances written (a)(b)	5.1%	5.5%	6.1%	5.5%	5.6%
Charge-offs (net of recoveries) as a % of combined cash advances written (a)(b)	6.1%	4.4%	5.6%	5.1%	5.3%
Combined cash advance loss provision as a % of cash advance fees (a)(b)	30.8%	34.5%	38.4%	36.0%	35.2%

Combined cash advances and fees receivable, gross (a)(b)	$121,958	$146,345	$161,577	$187,285	$187,285
Combined allowance for losses on cash advances	18,800	24,222	27,503	30,294	30,294

Combined cash advances and fees receivable, net(a)(b)	$103,158	$122,123	$134,074	$156,991	$156,991

Combined allowance for losses and accrued third-party lender losses as a % of combined gross portfolio (a)(b)	15.4%	16.6%	17.0%	16.2%	16.2%

	2008
	First	Second	Third	Forth	Fiscal
	Quarter	Quarter	Quarter	Quarter	Year
Combined cash advance loss provision as a % of combined cash advances written (a)(b)	5.5%	6.5%	7.6%	7.3%	6.8%
Charge-offs (net of recoveries) as a % of combined cash advances written (a)(b)	6.5%	5.2%	8.1%	8.0%	7.0%
Combined cash advance loss provision as a % of cash advance fees (a)(b)	31.8%	37.4%	42.5%	42.1%	38.6%
Combined cash advances and fees receivable, gross (a)(b)	$124,463	$145,653	$143,351	$140,527	$140,527
Combined allowance for losses on cash advances	22,803	29,710	27,258	23,630	23,630

Combined cash advances and fees receivable, net (a)(b)	$101,660	$115,943	$116,093	$116,897	$116,897

Combined allowance for losses and accrued third-party lender losses as a % of combined gross portfolio (a)(b)	18.3%	20.4%	19.0%	16.8%	16.8%

(a)	Non-GAAP presentation. Management evaluates the cash advance portfolio on an aggregate basis including its evaluation of the loss provision for the Company-owned portfolio and the third-party lender-owned portfolio that the Company guarantees. The non-GAAP financial measure is provided immediately following its most comparable GAAP amount and can be reconciled to its most comparable GAAP amount through the presentation of the financial information above.

(b)	Includes (i) cash advances written by the Company, and (ii) cash advances written by third-party lenders that were marketed, processed, or arranged by the Company on behalf of the third-party lenders, all at the Company’s pawn lending and cash advance storefront locations and through the Company’s internet and card services channels.
     The following table summarizes the cash advance loss provision for the years ended December 31, 2009 and 2008, respectively (dollars in thousands):

	Year Ended
	December 31,
	2009	2008
Cash advance loss provision:
Loss provision on Company-owned cash advances	$130,007	$140,416
Loss provision on third-party owned cash advances	809	307

Combined cash advance loss provision	$130,816	$140,723

Charge-offs, net of recoveries	$124,152	$144,597

	Year Ended
	December 31,
	2009	2008
Cash advances written:
By the Company (a)	$1,402,887	$1,373,642
By third-party lenders(b)(c)	942,897	702,933

Combined cash advances written (b)(d)	$2,345,784	$2,076,575

Combined cash advance loss provision as a % of combined cash advances written (b)(d)	5.6%	6.8%
Charge-offs (net of recoveries) as a % of combined cash advances written (b)(d)	5.3%	7.0%

(a)	Cash advances written by the Company for its own account in pawn lending and cash advance storefront locations and through the internet channel.

(b)	Non-GAAP presentation. Management evaluates and measures the cash advance portfolio performance on an aggregate basis including its evaluation of the loss provision for the Company-owned portfolio and the third-party lender-owned portfolio that the Company guarantees.

(c)	Cash advances written by third-party lenders that were marketed, processed or arranged by the Company on behalf of the third-party lenders, all at the Company’s pawn and cash advance storefront locations and through the Company’s internet and card services channels. (Note: The Company commenced business in the card services channel in the third quarter of 2008.)

(d)	Includes cash advances written by the Company, as well as the cash advance products described in footnote (c) above.
Administration Expenses. Consolidated administration expenses, as a percentage of total revenue, were 7.8% in 2009, compared to 7.3% in 2008. The components of administration expenses for the years ended December 31, 2009 and 2008 are as follows (dollars in thousands):

	Year Ended December 31,
	2009		2008
		% of		% of
	Amount	Revenue	Amount	Revenue
Personnel	$54,268	4.8%	$51,555	5.0%
Other	33,661	3.0	24,055	2.3

Total	$87,929	7.8%	$75,610	7.3%

     The increase in administration expenses of $12.3 million in 2009 over 2008 was mainly due to Prenda Fácil labor costs, the growth of the Company’s internet channel and normal recurring salary adjustments within administrative functions. Included in the administration expenses in 2008 were severance and related compensation expense associated with management realignment activities of $3.3 million.
Depreciation and Amortization. Depreciation and amortization expense as a percentage of total revenue was 3.7% in 2009, compared to 3.8% in 2008. Total depreciation and amortization expense increased $1.9 million, or 4.9%, primarily due to the Prenda Fácil operations and software development at the Company’s internet channel, partially offset by a decrease due to closed cash advance storefront locations in 2008. Management expects that the implementation of the Company’s new proprietary point-of-sale system, which is expected to be completed in late 2010, will result in a substantial increase in depreciation expense in 2011.
Interest Expense. Interest expense as a percentage of total revenue was 1.9% in 2009 and 1.6% in 2008. Interest expense increased $4.8 million, or 30.1%, to $20.8 million in 2009 as compared to $16.0 million in 2008. The increase was primarily due to an increase in the average amount of debt outstanding during 2009 to $435.1 million from $324.8 million during 2008, primarily due to the Prenda Fácil acquisition in the fourth quarter of 2008 and the supplemental earn-out and true-up payments related to the CashNetUSA acquisition paid in late 2008 ($34.7 million) and early 2009 ($39.7 million). The increase was partially offset by a decrease in the effective blended borrowing cost to 4.1% in 2009 from 4.7% in 2008. While the effective blended borrowing cost decreased in 2009, the Company’s offering of its 5.25% Convertible Senior Notes due May 15, 2029 (the “2009 Convertible Notes”)

during the second quarter of 2009 contributed to the increase in interest expense, net, as relatively lower cost floating rate debt was replaced by relatively higher fixed rate debt. See “Item 8. Financial Statements and Supplementary Data—Note 8” for further discussion of the 2009 Convertible Notes. The Company also incurred non-cash interest expense of $2.0 million related to the issuance of the 2009 Convertible Notes in May 2009.
Income Taxes. The Company’s effective tax rate was 36.7% for 2009, compared to 38.9% in 2008. The Company incurred $4.4 million of nondeductible expenses during 2008 primarily related to development activities supporting a 2008 referendum to overturn Ohio legislation related to short-term cash advances in that state. If the prior year expense related to the Ohio referendum activities were deductible, the effective tax rate for 2008 would have been 37.7%. Without the prior year expense, the decrease in the 2009 effective tax rate was attributable to lower state taxes and to the effect of lower foreign statutory tax rates on the 2009 increase in earnings from foreign operations.
Year Ended 2008 Compared To Year Ended 2007
Consolidated Net Revenue. Consolidated net revenue increased $52.8 million, or 7.7%, to $735.4 million during 2008 from $682.6 million during 2007. Net revenue from the pawn segment increased $37.3 million, or 10.5%, largely due to increased finance and service charges from domestic pawn loans and increased profit from the disposition of merchandise. In addition, net revenue from the cash advance segment increased by $15.7 million during 2008, primarily due to growth in the Company’s internet channel. Partially offsetting this increase was a decrease in net revenue from storefront cash advance activities as a result of adjustments in underwriting criteria to reduce loss exposure and closing locations in various markets. The following table sets forth net revenue by operating segment for 2008 and 2007 (dollars in thousands):

	Year ended December 31,
	2008	2007	Increase/(Decrease)
Pawn lending segment components:
Domestic	$392,291	$356,275	$36,016	10.1
Foreign	1,330	—	1,330	N/A

Total pawn lending segment	$393,621	$356,275	$37,346	10.5%
Cash advance segment components:
Storefront	$114,948	$137,979	$(23,031)	(16.7)%
Internet lending	221,324	184,729	36,595	19.8
Card services	2,153	—	2,153	N/A

Total cash advance segment	$338,425	$322,708	$15,717	4.9%
Check cashing segment	3,388	3,619	(231)	(6.4)

Consolidated net revenue	$735,434	$682,602	$52,832	7.7%

Finance and Service Charges. Finance and service charges from pawn loans increased $24.0 million, or 14.9%, to $185.0 million in 2008 from $161.0 million in 2007. The increase was primarily due to higher average loan balances on pawn loans, which contributed $21.1 million of the increase and higher annualized yield on pawn loans, which contributed $2.9 million of the increase. In addition, the Company’s decision to reduce the maximum loan term from 90 days to 60 days in 198 pawn storefront locations in the last half of 2007 contributed to higher reported pawn loan yields and contributed to better performance in the portfolio, as customer payments of finance and service charges occurred earlier and the maximum amount of fees and service charges were lower as an overall percentage of the loan amount.
     Balances in domestic and foreign locations at December 31, 2008 were $168.7 million, which was $31.4 million, or 22.9%, higher than at December 31, 2007. The average balance of pawn loans outstanding for 2008 increased by $15.4 million, or 12.0%, compared to 2007, which management believes is attributable to higher gold prices allowing for greater loan amounts for loans secured by gold collateral. A significant contribution to the increase in the number of pawn loans and pawn loan balances was the inclusion of $16.7 million of pawn loans from Prenda Fácil as of December 31, 2008.

     Loan yield on pawn loans was 128.8% for 2008, compared to 125.5% in 2007. The higher annualized yield is a function of the average rates for fees and service charges on pawn loans as well as the amount of finance and service charges deemed to be collectible based on historical loan redemption statistics. The Company’s domestic annualized loan yield increased to 129.0% in 2008 compared to 125.5% in 2007. The increase was primarily due to improved performance and portfolio mix.
Proceeds from the Disposition of Merchandise. Profit from the disposition of merchandise represents the proceeds received from the disposition of merchandise in excess of the cost of disposed merchandise. The following table summarizes the proceeds from the disposition of merchandise and the related profit for 2008 as compared to 2007 (dollars in thousands):

	Year Ended December 31,
	2008			2007
		Refined			Refined
	Merchandise	Gold	Total	Merchandise	Gold	Total
Proceeds from disposition	$286,952	$178,703	$465,655	$276,794	$120,027	$396,821
Profit on disposition	$117,673	$52,622	$170,295	$112,090	$37,939	$150,029
Profit margin	41.0%	29.4%	36.6%	40.5%	31.6%	37.8%
Percentage of total profit	69.1%	30.9%	100.0%	74.7%	25.3%	100.0%
     The total proceeds from disposition of merchandise and refined gold increased $68.8 million, or 17.4%, in 2008 compared to 2007, and the total profit from the disposition of merchandise and refined gold increased $20.3 million, or 13.5%, in 2008 compared to 2007. Overall profit margin decreased from 37.8% in 2007 to 36.6% in 2008, primarily due to a higher percentage mix of refined gold sold in 2008. The consolidated merchandise turnover rate increased to 2.9 in 2008 compared to 2.7 in 2007.
     Proceeds from disposition of merchandise increased $10.2 million, or 3.7%, in 2008 compared to 2007, primarily due to the higher levels of retail sales activity that was supported by higher levels of merchandise available for disposition entering into 2008. In addition, the profit margin on the disposition of merchandise increased to 41.0% in 2008 from 40.5% in 2007, resulting in a $5.6 million, or 5.0%, increase in profit. The gross profit margin in 2008 was positively impacted by a $1.2 million reduction in the inventory valuation allowance during the fourth quarter of 2008, primarily due to a modification of the methodology used to assess the adequacy of this allowance. Excluding the impact of this modification on the total cost of disposed merchandise the gross profit margin would have been $169.1 million, or 36.3%, and, on merchandise excluding refined gold, the gross profit margin would have been $117.1 million, or 40.8%.
     Proceeds from the disposition of refined gold increased $58.7 million, or 48.9%, in 2008 compared to 2007. During 2008, an increase in the amount of pawn loans secured by jewelry and the sale of gold items purchased directly from customers increased the volume of refined gold sold by the Company. The profit margin on the disposition of refined gold decreased to 29.4% in 2008, from 31.6% in 2007, primarily due to the higher advance rates on loans secured by gold following the increase in the market prices of gold in 2007 and early 2008.
     Management emphasized disposition activities in 2008, especially in the last half of 2008, which resulted in the improved mix of merchandise under one year old but also contributed to lower gross profit margins in the second half of 2008. The following table summarizes the age of merchandise held for disposition before valuation allowance of $0.7 million and $2.0 million, respectively, at December 31, 2008 and 2007 (dollars in thousands):

	2008		2007
	Amount	%	Amount	%
Merchandise held for 1 year or less —
Jewelry	$72,780	66.1%	$60,702	60.6%
Other merchandise	28,979	26.3	29,437	29.4

Total merchandise held for 1 year or less	101,759	92.4	90,139	90.0

Merchandise held for more than 1 year —
Jewelry	5,306	4.8	6,264	6.3
Other merchandise	3,128	2.8	3,731	3.7

Total merchandise held for more than 1 year	8,434	7.6	9,995	10.0

Total merchandise held for disposition	$110,193	100.0%	$100,134	100.0%

     During 2008, the Company modified its methodology for assessing the reasonableness of its inventory allowance by taking a more comprehensive view of factors impacting the valuation of merchandise held for disposition. Beginning in 2008, a greater emphasis was placed on shrinkage rates as a measure of adequacy of the allowance, while maintaining the other measures of merchandise quality used in prior periods. Management believes that this approach more accurately reflects the near-term vulnerability of merchandise valuation impairment based on historical perspectives. As a result, the inventory allowance decreased to $0.7 million as of December 31, 2008 from $2.0 million as of December 31, 2007, representing 0.6% of the balance of merchandise held for disposition at December 31, 2008. The Company conducts multiple physical count assessments of merchandise in all of its locations and immediately records the results of those activities directly to the income statement. For the trailing six months ended December 31, 2008, the merchandise shortages charged to income was $0.4 million, or 0.2%, of merchandise sales for the same period. This charge caused the merchandise balance to be higher than it would have been if the allowance had not changed. Applying the prior year allowance of $2.0 million, reported net merchandise levels would have been up only 10.3%, compared to the currently reported increase from 2007 to 2008 of 11.6%.
Cash Advance Fees. Cash advance fees increased $9.4 million, or 2.6%, to $364.6 million in 2008, as compared to $355.2 million in 2007. The increase in revenue from cash advance fees is predominantly due to a 19.8% increase in cash advance fees from the internet channel, partially offset by a 17.3% decrease in cash advance fees from storefront activities. The decrease in storefront cash advance fees is mainly due to the closure of 56 cash advance storefront locations during 2008, as well as adjustments to underwriting criteria late in 2007 to reduce losses on cash advance loans.
     As of December 31, 2008, cash advance products were available in 679 lending locations, including 431 pawn lending locations and 248 cash advance storefront locations. In 249 of these lending locations, the Company arranges for customers to obtain cash advance products from independent third-party lenders for a fee. Cash advance fees from same stores (stores that have been open for at least twelve months) decreased $28.3 million, or 17.1%, to $137.3 million for 2008, compared to $165.6 million for 2007.
     The following table sets forth cash advance fees by operating segment for the years ended December 31, 2008 and 2007 (dollars in thousands):

	Year ended December 31,
	2008	2007	Increase (Decrease)
Cash advance segment components:
Storefront	$106,294	$128,454	$(22,160)	(17.3)%
Internet lending	221,319	184,724	36,595	19.8
Card services	2,150	—	2,150	N/A

Total cash advance segment	$329,763	$313,178	$16,585	5.3%
Pawn lending segment	34,840	42,018	(7,178)	(17.1)

Consolidated cash advance fees	$364,603	$355,196	$9,407	2.6%

     The amount of cash advances written increased $52.0 million, or 2.6%, to $2.1 billion in 2008 from $2.0 billion in 2007. These amounts include $703 million in 2008 and $655 million in 2007 extended to customers by all independent third-party lenders. The average amount per cash advance increased to $433 from $413 during 2008 over 2007, primarily due to adjustments to underwriting criteria. The outstanding combined portfolio balance of cash advances decreased $7.9 million, or 5.3%, to $140.5 million at December 31, 2008 from $148.4 million at December 31, 2007. Those amounts included $105.3 million and $113.8 million at December 31, 2008 and 2007, respectively, which are included in the Company’s consolidated balance sheet and are net of an allowance for losses of $21.5 million and $25.7 million, which has been provided in the consolidated financial statements for December 31, 2008 and 2007, respectively.
     The following table summarizes cash advances outstanding at December 31, 2008 and 2007 (dollars in thousands):

	2008	2007
Funded by the Company (a)
Active cash advances and fees receivable	$69,443	$76,620
Cash advances and fees in collection	21,147	24,099

Total funded by the Company (a)	90,590	100,719

Funded by third-party lenders(b) (c)
Active cash advances and fees receivable	37,458	34,580
Cash advances and fees in collection	12,479	13,105

Total funded by third-party lenders(b) (c)	49,937	47,685

Combined gross portfolio of cash advances and fees receivable(b) (d)	140,527	148,404
Less: Elimination of cash advances owned by third-party lenders	35,182	34,580

Company-owned cash advances and fees receivable, gross	105,345	113,824
Less: Allowance for losses	21,495	25,676

Cash advances and fees receivable, net	$83,850	$88,148

Allowance for loss on Company-owned cash advances	$21,495	$25,676
Accrued losses on third-party lender-owned cash advances	2,135	1,828

Combined allowance for losses and accrued third-party lender losses	$23,630	$27,504

Combined allowance for losses and accrued third-party lender losses as a % of combined gross portfolio(b) (d)	16.8%	18.5%

(a)	Cash advances written by the Company in its pawn lending and cash advance storefront locations and through the Company’s internet channel.

(b)	Non-GAAP presentation. Management evaluates the cash advance portfolio on an aggregate basis including the loss provision for the Company-owned and the third-party lender-owned portfolio that the Company guarantees. The non-GAAP financial measure is provided immediately following its most comparable GAAP amount and can be reconciled to its most comparable GAAP amount through the presentation of the financial information above.

(c)	Cash advances written by third-party lenders that were marketed, processed or arranged by the Company on behalf of the third-party lenders, all at the Company’s pawn and cash advance storefront locations and through the Company’s internet and card services channels. (Note: The Company commenced business in the card services channel in the third quarter of 2008.)

(d)	Includes cash advances written by the Company, as well as the cash advance products described in footnote (c) above.
Check Cashing Fees, Royalties and Other. Check cashing fees, royalties and other income from all segments decreased $0.9 million, or 5.3%, from $16.4 million in 2007 to $15.5 million in 2008 primarily due to a lower volume of checks being cashed. Management also believes the decrease was potentially due to an increase in competition and the closing of cash advance storefront locations during 2008. The components of these fees are as follows (dollars in thousands):

	Year Ended December 31,
	2008				2007
	Pawn	Cash	Check		Pawn	Cash	Check
	Lending	Advance	Cashing	Total	Lending	Advance	Cashing	Total
Check cashing fees	$646	$4,908	$400	$5,954	$780	$5,684	$485	$6,949
Royalties	713	—	2,926	3,639	555	—	3,064	3,619
Other	2,384	3,502	62	5,948	1,933	3,846	70	5,849

	$3,743	$8,410	$3,388	$15,541	$3,268	$9,530	$3,619	$16,417

Operations Expenses. Consolidated operations expenses, as a percentage of total revenue, were 32.1% in 2008, a decrease from 33.0% in 2007. These expenses increased $21.8 million, or 7.0%, in 2008 compared to 2007. In 2008, pawn lending operating expenses increased $16.6 million, or 8.4%, to $215.1 million when compared to 2007, primarily due to higher personnel costs, increased occupancy expenses and an increase in store level incentives. The operations expenses for the cash advance activities increased $5.1 million, or 4.7%, to $114.3 million in 2008 compared to 2007, primarily as a result of the growth and development of the Company’s internet channel.
     The Company’s operations expenses are predominately related to personnel and occupancy expenses. Personnel expenses include base salary and wages, performance incentives and benefits. Occupancy expenses include rent, property taxes, insurance, utilities and maintenance. The combination of personnel and occupancy expenses represents 77.9% of total operations expenses in 2008 and 77.9% in 2007. The comparison is as follows (dollars in thousands):

	Year Ended December 31,
	2008		2007
		% of		% of
	Amount	Revenue	Amount	Revenue
Personnel	$181,118	17.6%	$169,428	18.2%
Occupancy	76,499	7.4	71,196	7.6
Other	73,127	7.1	68,358	7.2

Total	$330,744	32.1%	$308,982	33.0%

     The Company had a total of $3.2 million of personnel and occupancy charges in 2008 associated with the closing of 56 locations in Texas, California, Ohio and Illinois during the year. Of the $3.2 million, approximately $1.6 million was charged to personnel expenses related to store closures and the realignment of operations management, and approximately $1.6 million was charged to occupancy expenses related to lease terminations. Excluding these one-time charges, total operating expenses would have been $327.5 million, an increase of 6.0% over 2007.
     The Company realigned some of its administrative activities during the first quarter 2009 to create more direct oversight of operations, resulting in classifying some expenses that were classified as administration expenses in prior periods as operating expenses. For comparison purposes, the Company reclassified the same direct expenses from earlier periods out of administrative expenses and into operations expenses. The amounts reclassified in 2008 and 2007 were $2.4 million and $2.6 million, respectively. There was no change in the aggregate amount of expenses related to this reclassification.

     Aside from the costs directly attributable to the closing of locations and realignment of operations during the year, the increase in personnel expenses was mainly due to increases in store level incentives, higher staffing levels, the growth in the Company’s internet channel, normal recurring salary adjustments and higher health insurance costs. The increase in occupancy expense was primarily due to recurring rent increases as well as higher utility costs and property taxes. The increase in other operations expenses was primarily due to $4.2 million of costs related to development activities supporting a referendum to overturn Ohio legislation related to short-term cash advances in November 2008 and an increase in selling and other administrative expenses.
Cash Advance Loss Provision. The Company maintains an allowance for losses on cash advances at a level projected to be adequate to absorb credit losses inherent in the outstanding combined cash advance portfolio. The cash advance loss provision is utilized to increase or decrease the allowance carried against the outstanding Company-owned cash advance portfolio (including participation interests in line of credit receivables acquired from a third-party lender) as well as expected losses in the third-party lender-owned portfolios which are guaranteed by the Company. The allowance is based on historical trends in portfolio performance based on the status of the balance owed by the customer. The Company charges off all cash advances once they have been in default for 60 days, or sooner if deemed uncollectible. Recoveries on losses previously charged to the allowance are credited to the allowance when collected. The cash advance loss provision decreased by $14.5 million to $140.7 million in 2008, from $155.2 million in 2007. The loss provision expense as a percentage of gross cash advances written was 6.8% in 2008, a decrease from 7.7% in 2007. The loss provision as a percentage of cash advance fees decreased to 38.6% in 2008 from 43.7% in 2007. The lower loss provision is primarily due to an improved mix of customers, which is more heavily weighted to customers with better repayment histories and a lower concentration of customers with no performance history, and a higher percentage of collections on loans that were past due. In addition, the Company adjusted its underwriting criteria late in 2007 in an effort to reduce bad debt.
     Due to the short-term nature of the cash advance product and the high velocity of loans written, seasonal trends are evidenced in quarter-to-quarter performance. Management believes that the higher loss levels experienced in 2007 were due to a large increase in new customers during the early part of the year. Typically, in the normal business cycle, sequential losses, as measured by the current period loss provision as a percentage of combined cash advances written in the period, are lowest in the first quarter and increase throughout the year, with the final two quarters experiencing the peak levels of losses. The quarterly sequential performance deviated from this typical cycle during 2007, as sequential loss rates decreased from the third quarter to the fourth quarter. Management believes that this sequential decrease during 2007 was unusual and due mainly to the increase in customers with established borrowing histories as a percentage of all customers in the latter half of the year. This change in mix was primarily in the portfolio of cash advances originated by the Company’s online channel. In addition, management took steps to reduce losses in its storefront business beginning in the last half of 2007, including additional underwriting guidelines and more emphasis on collections activities. These changes accounted for a smaller portion of the decrease in loss rates in relation to the customer composition mix, but loss levels in this business have been reduced compared to the prior year.
     The following table shows the Company’s loss experience by quarter for 2008 and 2007:

	2008
	First	Second	Third	Fourth	Fiscal
	Quarter	Quarter	Quarter	Quarter	Year
Combined cash advance loss provision as a % of combined cash advances written (a)(b)	5.5%	6.5%	7.6%	7.3%	6.8%
Charge-offs (net of recoveries) as a % of combined cash advances written (a)(b)	6.5%	5.2%	8.1%	8.0%	7.0%
Combined cash advance loss provision as a % of cash advance fees (a)(b)	31.8%	37.4%	42.5%	42.1%	38.6%

Combined cash advances and fees receivable, gross (a)(b)	$124,463	$145,653	$143,351	$140,527	$140,527
Combined allowance for losses on cash advances	22,803	29,710	27,258	23,630	23,630

Combined cash advances and fees receivable, net (a)(b)	$101,660	$115,943	$116,093	$116,897	$116,897

Combined allowance for losses and accrued third-party lender losses as a % of combined gross portfolio (a)(b)	18.3%	20.4%	19.0%	16.8%	16.8%

	2007
	First	Second	Third	Forth	Fiscal
	Quarter	Quarter	Quarter	Quarter	Year
Combined cash advance loss provision as a % of combined cash advances written (a)(b)	7.4%	8.4%	8.1%	6.8%	7.7%
Charge-offs (net of recoveries) as a % of combined cash advances written (a)(b)	6.5%	6.5%	8.3%	7.8%	7.3%
Combined cash advance loss provision as a % of cash advance fees (a)(b)	41.7%	48.7%	45.7%	38.8%	43.7%

Combined cash advances and fees receivable, gross (a)(b)	$115,547	$139,576	$144,779	$148,404	$148,404
Combined allowance for losses on cash advances	24,394	33,996	32,757	27,504	27,504

Combined cash advances and fees receivable, net (a)(b)	$91,153	$105,580	$112,022	$120,900	$120,900

Combined allowance for losses and accrued third-party lender losses as a % of combined gross portfolio (a)(b)	21.1%	24.4%	22.6%	18.5%	18.5%

(a)	Non-GAAP presentation. Management evaluates the cash advance portfolio on an aggregate basis including its evaluation of the loss provision for the Company-owned portfolio and the third-party lender-owned portfolio that the Company guarantees. The non-GAAP financial measure is provided immediately following its most comparable GAAP amount and can be reconciled to its most comparable GAAP amount through the presentation of the financial information above.

(b)	Includes (i) cash advances written by the Company, and (ii) cash advances written by third-party lenders that were marketed, processed, or arranged by the Company on behalf of the third-party lenders, all at the Company’s pawn lending and cash advance storefront locations and through the Company’s internet and card services channels. (Note: The Company commenced business in the card services channel in the third quarter of 2008.)
     The following table summarizes the cash advance loss provision for the years ended December 31, 2008 and 2007, respectively (dollars in thousands):

	Year Ended December 31,
	2008	2007
Cash advance loss provision:
Loss provision on Company-owned cash advances	$140,416	$154,565
Loss provision on third-party owned cash advances	307	673

Combined cash advance loss provision	$140,723	$155,238

Charge-offs, net of recoveries	$144,597	$148,402

Cash advances written:
By the Company (a)	$1,373,642	$1,370,167
By third-party lenders(b)(c)	702,933	654,760

Combined cash advances written (b)(d)	$2,076,575	$2,024,927

Combined cash advance loss provision as a % of combined cash advances written (b)(d)	6.8%	7.7%
Charge-offs (net of recoveries) as a % of combined cash advances written (b)(d)	7.0%	7.3%

(a)	Cash advances written by the Company for its own account in pawn lending locations, cash advance storefront locations and through the internet channel.

(b)	Non-GAAP presentation. Management evaluates and measures the cash advance portfolio performance on an aggregate basis including its evaluation of the loss provision for the Company-owned portfolio and the third-party lender-owned portfolio that the Company guarantees.

(c)	Cash advances written by third-party lenders that were marketed, processed or arranged by the Company on behalf of the third-party lenders, all at the Company’s pawn and cash advance storefront locations and through the Company’s internet and card services channels. (Note: The Company did not commence business in the card services channel until the third quarter of 2008.)

(d)	Includes cash advances written by the Company, as well as the cash advance products described in footnote (c) above.
Administration Expenses. Consolidated administration expenses, as a percentage of total revenue, were 7.3% in 2008, compared to 5.7% in 2007. The components of administration expenses for the years ended December 31, 2008 and 2007 are as follows (dollars in thousands):

	Year Ended December 31,
	2008		2007
		% of		% of
	Amount	Revenue	Amount	Revenue
Personnel	$51,557	5.0%	$34,111	3.7%
Other	24,053	2.3	18,637	2.0

Total	$75,610	7.3%	$52,748	5.7%

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
Depreciation and Amortization. Depreciation and amortization expense as a percentage of total revenue was 3.8% in 2008, compared to 3.5% in 2007. Total depreciation and amortization expense increased $7.5 million, or 23.4%, primarily due to accelerated depreciation costs related to planned store closures as well as accelerated depreciation on computer hardware that will be replaced during the deployment of the Company’s new point-of-sale system.
Interest Expense. Interest expense as a percentage of total revenue was 1.6% in 2008 and 1.7% in 2007. Interest expense was flat at $16.0 million for 2008 and 2007. The Company had a higher average amount of floating rate debt outstanding of $211.2 million during 2008 and $121.3 million during 2007, which was offset by a lower weighted average interest rate on floating rate debt of 3.9% during 2008 compared to 6.3% during 2007. The average amount of total debt outstanding increased during 2008 to $324.8 million from $249.8 million during 2007 mainly due to the Prenda Fácil acquisition. The effective blended borrowing cost was 4.7% in 2008 and 6.4% in 2007.
Income Taxes. The Company’s effective tax rate was 38.9% for 2008 compared to 36.4% in 2007. The Company incurred $4.4 million of nondeductible expenses during 2008 primarily related to development activities supporting a 2008 referendum to overturn Ohio legislation related to short-term cash advances in that state. If the prior year expense related to the Ohio referendum activities were deductible, the effective tax rate for 2008 would have been 37.7%. The Company recognized a one-time $1.1 million deferred tax benefit during 2007 as a result of a change in Texas law enacted during that period. Excluding the one-time Texas deferred tax benefit, the effective rate for 2007 would have been 37.3%.

LIQUIDITY AND CAPITAL RESOURCES
Capital Funding Strategy
     The Company manages the liquidity and capital positions of the Company to satisfy three primary objectives. First, near-term liquidity is managed to ensure that adequate resources are available to fund the Company’s seasonal working capital growth which is driven by demand for short-term consumer loans. Second, longer-term refinancing strategies are used to manage the Company’s debt refinancing risk, and third, long-term capital strategies are used to provide the capital necessary to fund the Company’s long-term strategic growth objectives. Near-term liquidity is provided through operating cash flows and the utilization of borrowings under the Company’s long-term committed unsecured bank line of credit. Longer-term refinancing risk is managed by staggering the Company’s debt maturities and issuing new long-term debt securities from time to time as market conditions permit. Long-term capital needs are managed by assessing the growth capital needs of the Company over time and balancing those needs against the internal and external capital resources available.
     The Company has historically demonstrated a higher degree of internally generated cash flow through normal operating activities for funding both long-term and short-term needs than many financial services companies. As a result, operating cash flow is expected to meet the needs of near-term operating objectives without reliance on short-term credit instruments such as warehouse lines of credit, asset backed securities or commercial paper. To the extent the Company determines that strategic transactions, such as large scale acquisitions, are necessary, management will consider additional sources of long-term funding. Historically, funding for long-term strategic transactions has been supplemented by the Company’s long-term unsecured bank line of credit or other long-term security issuances.
     As of December 31, 2009, 2008 and 2007, the Company was in compliance with all financial ratios covenants and other requirements set forth in some of its debt agreements. A significant decline in demand for the Company’s products and services or other unexpected changes in financial condition may result in a violation of the Company’s debt agreements that could result in an acceleration of the Company’s debt, increase the Company’s borrowing costs, and possibly adversely affect the Company’s ability to renew its existing credit facilities or obtain new credit on favorable terms in the future. The Company does not anticipate a significant decline in demand for its services and has historically been successful in maintaining compliance with and renewing its debt agreements. To the extent the Company experiences short-term or long-term funding disruptions, the Company has the ability to address these risks through a variety of adjustments related to the primary current assets of the business, which all have short durations. Such actions could include the immediate liquidation of jewelry inventory which is comprised primarily of gold items that would be refined into pure gold and sold on the open market and adjustments to short-term lending to consumers that would reduce cash outflow requirements while increasing cash inflows through repayments of consumer loans, many of which are secured by gold jewelry.
     The significant growth in earnings and the completion of the offering of the 2009 Convertible Notes significantly improved the Company’s long-term liquidity position during 2009. Additionally, the Company filed an automatic shelf registration statement on Form S-3 (the “Shelf Registration Statement”) on August 14, 2009 that management believes will provide the Company with additional financing flexibility. Management will continue to closely monitor the Company’s liquidity needs and review alternatives for additional capital based on its view that the current uncertainty regarding the credit markets may continue for the foreseeable future.
     The Company had outstanding letters of credit of $15.9 million at December 31, 2009, which are considered outstanding indebtedness under the Company’s long-term unsecured line of credit for purposes of determining available borrowings under that line of credit. Management believes that the borrowings available ($94.5 million at December 31, 2009) under the credit facilities, cash generated from operations and current working capital of $414.5 million is sufficient to meet the Company’s anticipated capital requirements for its businesses. Should the Company experience a significant decline in demand for the Company’s products and services or other unexpected changes in financial condition, management would evaluate several alternatives to ensure that it is in a position to meet liquidity requirements. These alternatives may include the sale of assets, reductions in capital spending and changes to its current assets and/or the issuance of debt or equity securities, all of which could be expected to generate additional liquidity. The characteristics of the Company’s current assets, specifically the ability to rapidly liquidate gold jewelry inventory and adjust outflows of cash in its lending practices, gives the Company flexibility to quickly modify its business strategy to increase cash flow from its business, if necessary.
Cash Flows
     The Company’s cash flows and other key indicators of liquidity are summarized as follows (dollars in thousands):

	Year Ended December 31,
	2009		2008		2007
Cash flows from operating activities:	$267,843		$253,580		$273,073

Cash flows from investing activities

Pawn loans	$545		$(9,887)		$(21,761)
Cash advances	(157,764)		(133,025)		(161,904)
Acquisitions	(43,615)		(182,356)		(82,557)
Property and equipment additions	(44,101)		(57,082)		(70,097)
Proceeds from sale of foreign notes	—		—		16,589
Proceeds from property insurance	1,031		1,214		1,416

Total cash flows from investing activities	$(243,904)		$(381,136)		$(318,314)

Cash flows from financing activities	$(12,765)		$136,494		$42,218

Working capital	$414,450		$313,834		$302,275
Current ratio	4.1	x	3.1	x	3.8	x
Merchandise turnover	2.9	x	2.9	x	2.7	x
     Cash flows from operating activities. Net cash provided by operating activities increased $14.3 million, or 5.6%, from $253.6 million for the year ended December 31, 2008 (the “prior year”) to $267.8 million for the year ended December 31, 2009 (the “current year”). The increase was primarily due to an increase in net income of 22.9% from the pawn lending segment and an increase in net income of 14.9% from the cash advance segment. The Company’s cash flows from operating activities benefited from an increase in non-cash expenses of $4.8 million from $43.1 million in 2008 to $47.9 million in 2009 related primarily to depreciation and amortization expenses and the amortization of the debt discount on the convertible notes issued in 2009. This increase was offset by a decrease in the cash advance loss provision, which is a non-cash expense, of $9.9 million from $140.7 million in 2008 compared to $130.8 million in 2009. Also adding to operating cash flow was a decrease in cash used in the net change in operating assets and liabilities compared to the prior year of $1.2 million, primarily due to a net change in current income taxes payable as a result of the timing of domestic federal income tax payments that are based upon annualized activity through the end of the third quarter rather than an estimate of the current federal income tax provision for the full year.
     In the prior year period, net cash provided by operating activities decreased $19.5 million, or 7.1%, from $273.1 million in 2007 to $253.6 million in 2008. The Company’s cash flows from operating activities benefited from an increase in non-cash expenses of $5.1 million from $186.1 million in 2007 to $191.2 million in 2008 related primarily to depreciation and amortization expenses, deferred income taxes and a gain on sale of foreign notes offset by a decrease in the cash advance loss provision. Also reducing operating cash flow was an increase in the net change in operating assets and liabilities compared to the prior year of $26.4 million, primarily due to a decrease in cash flows to support a net change from merchandise held for disposition of $16.9 million.

     Management believes cash flows from operations and available cash balances and borrowings will be sufficient to fund the Company’s operating liquidity needs.
     Cash flows from investing activities. Net cash used for investing activities decreased $137.2 million, or 36.0%, in the current year compared to the prior year, mainly due to a $138.7 million decrease in cash used for acquisitions which decreased from $182.3 million in 2008 to $43.6 million in 2009. Pawn lending investing activities provided additional cash of $10.4 million when compared to the prior year as increases in pawn loans repaid and principal recovered from the sale of forfeited merchandise offset the increase in pawn loans made. Cash advance activities used cash of $24.7 million when compared to the prior year due to a 14.4% increase in cash advances made, assigned or purchased, which exceeded a 13.9% increase in cash advance repayments during the period, reflecting the growth in the portfolio. Investments in property and equipment decreased $13.0 million from $57.1 million in 2008 to $44.1 million in 2009 due to reductions in information technology development activities and store remodeling. The 2009 expenditures of $44.1 million for property and equipment, included $4.7 million toward the development of a new point-of-sale system and $39.4 million for the development of and enhancements to internet product delivery systems, general communications and information systems, the establishment of new storefront locations and the remodeling of certain existing storefront locations.
     Net cash used for investing activities increased $62.8 million, or 19.7%, in 2008 compared to 2007. Cash used for acquisitions increased $99.8 million from $82.6 million in 2007 to $182.4 million in 2008. Pawn lending investing activities provided cash of $11.9 million in 2008 when compared to 2007 as increases in pawn loans repaid and principal recovered from the sale of forfeited merchandise more than offset the increase in pawn loans made. Cash advance activities provided cash of $28.9 million in 2008 compared to 2007 due to a decrease in cash advances made, assigned or purchased and reduced balances outstanding. Investments in property and equipment decreased $13.0 million, from $70.1 million in 2007 to $57.1 million in 2008 due primarily to reduced capital investments in storefront locations including remodeling. This increase was offset by a decrease in proceeds from the sale of foreign notes of $16.6 million which occurred in 2007.
     Cash used for acquisition activities included a variety of investments including the following details of various transactions.
     On March 31, 2009, the Company made payments totaling $36.0 million in connection with the acquisition of substantially all of the assets of The Check Giant, LLC (“TCG”), which occurred on September 15, 2006. On April 27, 2009, the Company paid a final true-up payment of $5.0 million pursuant to an agreement with TCG.
     On July 23, 2008, the Company, through a wholly-owned subsidiary, Primary Cash Holdings, LLC (now known as Primary Innovations, LLC, or “Primary Innovations”), purchased substantially all the assets of Primary Business Services, Inc., Primary Finance, Inc., Primary Processing, Inc. and Primary Members Insurance Services, Inc. (collectively, “PBSI”). The Company also agreed to pay up to eight supplemental earn-out payments during the four-year period after the closing. The first supplemental payment required a minimum payment of $2.7 million and was made on April 1, 2009. Based on the terms of the agreement, no payment was due for the second supplemental payment calculated for the June 30, 2009 measurement date. As of December 31, 2009, the Company has accrued to “Accumulated supplemental acquisition payment” approximately $2.3 million for the payment based on the December 31, 2009 measurement date. The remaining supplemental payments will be calculated as described above based on measurement dates of each December 31 and June 30 through June 30, 2012, with each payment, if any, due approximately 45 days after the measurement date. The Company expects that payments will be required at the two measurement dates in 2010 based on the current level of performance. Substantially all of the supplemental payments associated with the earn-out will be accounted for as goodwill.
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

     The Company arranges for consumers to obtain cash advance products from multiple independent third-party lenders through the CSO program. When a consumer executes a credit services agreement with the Company, the Company agrees, for a fee payable to the Company by the consumer, to provide a variety of credit services to the consumer, one of which is to guarantee the consumer’s obligation to repay the loan received by the consumer from the third-party lender if the consumer fails to repay the loan. The outstanding amount of active cash advances originated by third-party lenders and guaranteed by the Company was $49.9 million, $34.9 million and $34.6 million at December 31, 2009, 2008 and 2007 respectively.
     Management anticipates that expenditures for property and equipment for 2010 will be between $65.0 million and $75.0 million primarily for the remodeling of selected operating units, for the continuing development of product delivery and information systems, including the multi-year project to upgrade the Company’s proprietary point-of-sale system, and for the establishment of approximately 60 to 70 new pawn lending locations primarily in the Company’s foreign operations. Included in this aggregate range of capital expenditures are minor strategic investments and small scale acquisitions of neighborhood pawn lending locations.
     Cash flows from financing activities. Net cash used for financing activities decreased $149.3 million, or 109.4%, from a source of cash of $136.5 million in 2008 to a use of cash of $12.8 million in 2009. In 2008, the Company’s acquisitions required new debt funding. In 2009, the Company repaid debt with cash flows from operating activities net of cash used by investing activities and with proceeds from the refinancing of debt through issuance of the 2009 Convertible Notes.
     During 2009, the Company made debt payments of $111.3 million. These payments included $92.7 million under its bank lines of credit, the prepayment, without penalty, of its $10.0 million senior unsecured long-term notes, due in November 2012, and the repayment of the remaining $8.6 million balance of its 7.2% senior unsecured notes.
     Additional uses of cash during the current year included $4.1 million for dividends paid and the repurchase of 394,476 shares for $10.8 million pursuant to an authorization by the Board of Directors of the Company in October 2007 to repurchase up to 1,500,000 shares of the Company’s common stock. The Company also received $1.6 million for stock issued under its equity compensation plans and paid loan costs of $3.9 million.
     On May 19, 2009, the Company completed the offering of its $115 million 2009 Convertible Notes. The Company received net proceeds of approximately $111.1 million, after deducting the initial purchasers’ discount and the offering expenses payable by the Company. The non-cash interest expense related to the amortization of the discount on the 2009 Convertible Notes that was recognized in the Company’s consolidated statements of income was $2.0 million for the year ended December 31, 2009. The Company used a portion of the net proceeds of the offering to repay existing indebtedness, including outstanding balances under its revolving credit facility. The remaining portion was used for general corporate purposes.
     In the prior year, net cash provided by financing activities increased $94.3 million, or 223.3%, from $42.2 million in 2007 to $136.5 million in 2008 due to the issuance of long term debt, additional borrowings under bank lines of credit and a reduction in treasury shares purchased.

Contractual Obligations and Commitments
     The following table summarizes the contractual obligations at December 31, 2009 and the effect such obligations are expected to have on the Company’s liquidity and cash flow in future periods (in thousands):

	2010	2011	2012	2013	2014	Thereafter	Total
Bank line of credit	$—	$—	$189,663	$—	$—	$—	$189,663
Other long-term debt (1)	25,493	24,433	39,620	9,273	9,273	131,428	239,520
Interest on other long-term debt (2)	12,171	11,355	10,448	9,013	2,408	21,025	66,420
Non-cancelable leases	40,770	32,978	25,839	20,073	13,802	17,603	151,065

Total	$78,434	$68,766	$265,570	$38,359	$25,483	$170,056	$646,668

(1)	The Company intends to repay the $115.0 million balance owed on the 2009 Convertible Notes in cash during 2014.

(2)	Represents cash payments for interest and excludes interest obligations on all of the Company’s variable-rate debt. See “Item 8. Financial Statements and Supplementary Data- Note 8” of Notes to Consolidated Financial Statements for further discussion of the Company’s long-term debt and operating lease obligations.
Cash Earnings Per Share
     The Company provides adjusted cash earnings and adjusted cash earnings per share, which are non-GAAP measures, to provide investors with an indication of the Company’s ability to generate cash earnings through ongoing operations. Adjusted cash earnings and adjusted cash earnings per share show the impact of equity-based compensation, amortization of intangibles and amortization of discount and issuance costs on convertible debt, net of taxes, all of which are non-cash items. The Company does consider the dilutive impact to its shareholders when awarding equity-based compensation and values such awards accordingly. The use of adjusted cash earnings has limitations since it does not include all expenses related to the Company’s employees. Specifically, if the Company did not pay out a portion of its compensation in the form of equity-based compensation, the Company’s cash salary expense would be higher, and adjusted cash earnings would be lower. Equity-based compensation programs are an important element of the Company’s compensation structure, and all forms of equity-based awards are valued and included, as appropriate, in results of operations. The following table provides a reconciliation between net income attributable to Cash America International, Inc. and diluted earnings per share calculated in accordance with GAAP to adjusted cash earnings and adjusted cash earnings per share, respectively:

	Year Ended December 31,
	2009		2008		2007
		Per		Per
	$	Share	$	Share	$	Per Share
Net income attributable to Cash America International, Inc.	$96,678	$3.17	$81,140	$2.70	$79,346	$2.61

Adjustments:
Intangible asset amortization, net of tax	3,805	0.12	2,590	0.09	2,796	0.09
Non-cash equity-based compensation, net of tax	2,032	0.07	2,026	0.07	1,946	0.06
Convertible debt non-cash interest and amortization of issuance costs, net of tax	1,238	0.04	—	—	—	—
Foreign exchange (gain) loss, net of tax	100	—	108	—	15	—

Adjusted cash earnings	$103,853	$3.40	$85,864	$2.86	$84,103	$2.76

Share Repurchases
     The Company has a share repurchase program approved by the Board of Directors of the Company on October 24, 2007 to return equity capital in excess of its business needs to shareholders. These share repurchases both offset the issuance of new shares as part of employee compensation plans and reduce shares outstanding. The Company repurchases its common shares primarily by open market purchases. During the year ended December 31, 2009, the Company purchased 394,476 common shares at an average price of $27.24. Going forward, the Company may not maintain the same levels of share repurchases until conditions in the debt and equity markets improve. The Company remains committed to maintaining a strong capital position.
     At December 31, 2009, there are approximately 860,524 shares remaining under authorizations to repurchase shares approved by the Company’s Board of Directors. Generally the Company retains the shares upon repurchase in treasury, which are not considered outstanding for earnings per common share computation purposes.

For additional information regarding the Company’s share repurchases during the year ended December 31, 2009, see “Item 5(c)-Issuer Purchases of Equity Securities” in Part II.
Shelf Registration Statement
     On August 14, 2009, the Company filed the Shelf Registration Statement with the Securities and Exchange Commission (the “SEC”) which permits the Company or its selling securityholders to offer from time to time shares of the Company’s common stock, par value $0.10, debt securities, depositary shares, warrants, stock purchase contracts, units, and subscription rights as described in the accompanying prospectus. Pursuant to Rule 462(e) of the Securities Act of 1933, the Shelf Registration Statement became effective automatically upon filing with the SEC. Management believes the Shelf Registration Statement will provide the Company with additional flexibility with regard to potential financings that it may undertake when market conditions permit or the Company’s financial condition may require.
Off-Balance Sheet Arrangements
     The Company arranges for consumers to obtain cash advance products from multiple independent third-party lenders through the CSO program. When a consumer executes a credit services agreement with the Company, the Company agrees, for a fee payable to the Company by the consumer, to provide a variety of credit services to the consumer, one of which is to guarantee the consumer’s obligation to repay the loan received by the consumer from the third-party lender if the consumer fails to do so. For cash advance products originated by third-party lenders under the CSO program, each lender is responsible for evaluating each of its customers’ applications, determining whether to approve a cash advance based on an application and determining the amount of the cash advance. The Company is not involved in the lenders’ cash advance approval processes or in determining the lenders’ approval procedures or criteria. The outstanding amount of active cash advances originated by third-party lenders and guaranteed by the Company was $49.9 million, $34.9 million and $34.6 million at December 31, 2009, 2008 and 2007, respectively.
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

Interest Rate Risk. Management’s objective is to minimize the cost of borrowing through an appropriate mix of fixed and floating rate debt. Derivative financial instruments, such as interest rate cap agreements, may be used for the purpose of managing fluctuating interest rate exposures that exist from ongoing business operations. As of December 31, 2009, the Company had outstanding two interest rate cap agreements with a combined notional amount of $30.0 million. These interest rate cap agreements were perfectly effective at December 31, 2009. The Company had variable rate borrowings outstanding of $227.7 million and $329.7 million at December 31, 2009 and 2008, respectively. If prevailing interest rates were to increase 100 basis points over the rates at December 31, 2009, and the variable rate borrowings outstanding remained constant, the Company’s interest expense would increase by $2.7 million, and net income attributable to the Company would decrease by $1.7 million for the year ended December 31, 2009. See “Item 8. Financial Statements and Supplementary Data — Note 8.”
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
Foreign Currency Exchange Risk. The Company periodically uses forward currency exchange contracts and foreign debt instruments to minimize risk of foreign currency exchange rate fluctuations. During 2009, the Company hedged an average amount of MXN 70.4 million to manage its advances denominated in Mexican pesos to its Mexico based pawn operations. The average exchange rate of the hedged transactions represented $5.2 million. As of December 31, 2009, the total amount hedged through forward contracts was MXN 116.9 million, with an equivalent value of $8.8 million to minimize the effect of foreign currency risk in Mexico. Any gain or loss resulting from these forward contracts is recorded as income or loss and is included in “Foreign currency transaction gain (loss)” in the Company’s consolidated statement of income. For the year ended December 31, 2009, the Company recorded losses of $0.5 million related to these forward contracts. A hypothetical 10% decline in the exchange rate of the Mexican peso at December 31, 2009 would have decreased net income attributable to the Company by $50,000 in 2009. The Company is also subject to currency exchange rate fluctuations in the United Kingdom, Australia and Canada. The Company does not currently manage its exposure to risk from foreign currency exchange rate fluctuations through the use of foreign exchange forward contracts in these countries. As the Company’s foreign operations continue to grow, management will continue to evaluate and implement foreign exchange rate risk management strategies. See “Item 8. Financial Statements and Supplementary Data — Note 13.”

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Cash America International, Inc.:
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, equity, comprehensive income, and cash flows present fairly, in all material respects, the financial position of Cash America International, Inc. and its subsidiaries at December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
PricewaterhouseCoopers LLP
Fort Worth, Texas
February 26, 2010

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
     Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. In making its assessment of the effectiveness of the Company’s internal control over financial reporting, management of the Company has utilized the criteria established in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
     Based on management’s assessment, we concluded that, as of December 31, 2009, the Company’s internal control over financial reporting is effective based on those criteria. All internal control systems, no matter how well designed, have inherent limitations and may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.
     The effectiveness of the Company’s internal control over financial reporting as of December 31, 2009 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in this Form 10-K.

/s/ DANIEL R. FEEHAN Daniel R. Feehan	/s/ THOMAS A. BESSANT, JR. Thomas A. Bessant, Jr.
President and Chief Executive Officer	Executive Vice President and
Chief Financial Officer

February 26, 2010	February 26, 2010

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	December 31,
	2009	2008
Assets
Current assets:
Cash and cash equivalents	$46,004	$30,005
Pawn loans	188,312	168,747
Cash advances, net	108,789	83,850
Merchandise held for disposition, net	113,824	109,493
Finance and service charges receivable	36,544	33,063
Income taxes receivable	—	2,606
Other receivables and prepaid expenses	32,129	15,480
Deferred tax assets	21,536	22,037

Total current assets	547,138	465,281
Property and equipment, net	193,737	185,887
Goodwill	493,492	494,192
Intangible assets, net	27,793	35,428
Other assets	7,495	5,722

Total assets	$1,269,655	$1,186,510

Liabilities and Equity
Current liabilities:
Accounts payable and accrued expenses	$87,368	$79,759
Accrued supplemental acquisition payment	2,291	47,064
Customer deposits	8,837	8,814
Income taxes currently payable	8,699	—
Current portion of long-term debt	25,493	15,810

Total current liabilities	132,688	151,447
Deferred tax liabilities	42,590	27,575
Noncurrent income tax payable	2,009	3,050
Other liabilities	5,479	2,359
Long-term debt	403,690	422,344

Total liabilities	586,456	606,775

Equity:
Cash America International, Inc. equity:
Common stock, $.10 par value per share, 80,000,000 shares authorized, 30,235,164 shares issued	3,024	3,024
Additional paid-in capital	166,761	160,007
Retained earnings	532,805	440,252
Accumulated other comprehensive income (loss)	1,181	(3,964)
Treasury shares, at cost (933,082 shares and 818,772 shares at December 31, 2009 and 2008, respectively)	(26,836)	(24,278)

Total Cash America International, Inc. stockholders’ equity	676,935	575,041
Noncontrolling interest	6,264	4,694

Total equity	683,199	579,735

Total liabilities and equity	$1,269,655	$1,186,510

See notes to consolidated financial statements.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	Year Ended December 31,
	2009	2008	2007
Revenue
Finance and service charges	$231,178	$184,995	$160,960
Proceeds from disposition of merchandise	502,736	465,655	396,821
Cash advance fees	371,856	364,603	355,196
Check cashing fees, royalties and other	14,620	15,541	16,417

Total Revenue	1,120,390	1,030,794	929,394

Cost of Revenue
Disposed merchandise	324,277	295,360	246,792

Net Revenue	796,113	735,434	682,602

Expenses
Operations	360,127	330,744	308,982
Cash advance loss provision	130,816	140,723	155,238
Administration	87,929	75,610	52,748
Depreciation and amortization	41,589	39,651	32,125

Total Expenses	620,461	586,728	549,093

Income from Operations	175,652	148,706	133,509
Interest expense	(20,807)	(15,993)	(16,021)
Interest income	29	267	1,041
Foreign currency transaction gain (loss)	(158)	(177)	(24)
Gain on sale of foreign notes	—	—	6,260

Income before Income Taxes	154,716	132,803	124,765
Provision for income taxes	56,780	51,617	45,419

Net Income	97,936	81,186	79,346
Less: Net income attributable to the noncontrolling interest	(1,258)	(46)	—

Net Income Attributable to Cash America International, Inc.	$96,678	$81,140	$79,346

Earnings Per Share:
Net Income attributable to Cash America International, Inc. common stockholders:
Basic	$3.26	$2.77	$2.68
Diluted	$3.17	$2.70	$2.61
Weighted average common shares outstanding:
Basic	29,639	29,327	29,643
Diluted	30,503	30,092	30,349
Dividends declared per common share	$0.14	$0.14	$0.14
See notes to consolidated financial statements.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(in thousands, except per share data)

	December 31,
	2009		2008		2007
	Shares	Amounts	Shares	Amounts	Shares	Amounts
Common stock

Balance at end of period	30,235,164	$3,024	30,235,164	$3,024	30,235,164	$3,024

Additional paid-in capital
Balance at beginning of year		160,007		163,581		161,683
Reissuance of treasury shares		—		(3,840)		—
Shares issued under stock based plans		(6,668)		(3,710)		(2,015)
Stock-based compensation expense		3,210		3,314		3,060
Income tax benefit from stock based compensation		786		662		853
Issuance of convertible debt		9,426		—		—

Balance at end of period		166,761		160,007		163,581

Retained earnings
Balance at beginning of year		440,252		363,180		287,962
Net income attributable to Cash America International, Inc.		96,678		81,140		79,346
Dividends paid		(4,125)		(4,068)		(4,128)

Balance at end of period		532,805		440,252		363,180

Accumulated other comprehensive (loss) income
Balance at beginning of year		(3,964)		16		20
Unrealized derivatives gain (loss), net of taxes		54		(68)		(20)
Foreign currency translation gain (loss), net of taxes		5,091		(3,912)		16

Balance at end of period		1,181		(3,964)		16

Notes receivable secured by common stock
Balance at beginning of year		—		—		(18)
Payments on notes receivable		—		—		18

Balance at end of period		—		—		—

Treasury shares, at cost
Balance at beginning of year	(818,772)	(24,278)	(1,136,203)	(33,199)	(565,840)	(11,943)
Purchases of treasury shares	(394,560)	(10,805)	(221,156)	(7,206)	(675,293)	(24,032)
Reissuance of treasury shares	—	—	391,236	11,730	—	—
Shares issued under stock based plans	280,250	8,247	147,351	4,397	104,930	2,776

Balance at end of period	(933,082)	(26,836)	(818,772)	(24,278)	(1,136,203)	(33,199)

Total Cash America International, Inc. stockholders’ equity		676,935		575,041		496,602

Noncontrolling interests
Balance at beginning of year		4,694		—		—
Acquisition of subsidiary		—		4,864		—
Income attributable to noncontrolling interests		1,258		46		—
Foreign currency translation gain (loss), net of taxes		312		(216)		—

Balance at end of period		6,264		4,694		—

Total equity		$683,199		$579,735		$496,602

See notes to consolidated financial statements.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Year Ended December 31,
	2009	2008	2007
Net income	$97,936	$81,186	$79,346
Other comprehensive gain (loss), net of tax:
Unrealized derivatives gain (loss) (1)	54	(68)	(20)
Foreign currency translation gain (loss) (2)	5,403	(4,128)	16

Total other comprehensive gain (loss), net of tax	5,457	(4,196)	(4)

Comprehensive income	$103,393	$76,990	$79,342
Less: Net income attributable to the noncontrolling interest	(1,258)	(46)	—
Foreign currency translation (gain) loss, net of tax, attributable to the noncontrolling interest	(312)	216	—

Comprehensive income attributable to the noncontrolling interest	(1,570)	170	—

Comprehensive Income attributable to Cash America International, Inc.	$101,823	$77,160	$79,342

(1)	Net of tax benefit/(provision) of $(30), $37 and $11 for the years ended December 31, 2009, 2008 and 2007, respectively.

(2)	Net of tax benefit/(provision) of $(168), $107 and $(9) for the years ended December 31, 2009, 2008 and 2007, respectively.
See notes to consolidated financial statements.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2009	2008	2007
Cash Flows from Operating Activities
Net Income	$97,936	$81,186	$79,346
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	41,589	39,651	32,125
Amortization of discount on convertible debt	1,956	—	—
Cash advance loss provision	130,816	140,723	155,238
Loss on disposal of property and equipment	1,033	—	—
Stock-based compensation	3,210	3,314	3,060
Foreign currency transaction loss	158	177	24
Gain on sale of foreign notes	—	—	(6,260)
Deferred income taxes, net	11,105	7,302	1,936
Changes in operating assets and liabilities
Merchandise held for disposition	(22,883)	(15,127)	1,765
Finance and service charges receivable	(511)	(6,051)	(2,305)
Other receivables and prepaid expenses	(17,054)	2,709	(2,216)
Accounts payable and accrued expenses	10,340	2,052	8,968
Customer deposits, net	(13)	955	328
Excess income tax benefit from stock-based compensation	(786)	(662)	(853)
Current income taxes, net	12,124	(5,699)	1,917
Non current income taxes payable	(1,177)	3,050	—

Net cash provided by operating activities	267,843	253,580	273,073

Cash Flows from Investing Activities
Pawn loans made	(622,697)	(495,637)	(435,046)
Pawn loans repaid	360,670	247,332	218,920
Principal recovered through dispositions of forfeited loans	262,572	238,418	194,365
Cash advances made, assigned or purchased	(1,297,042)	(1,133,371)	(1,162,952)
Cash advances repaid	1,139,278	1,000,346	1,001,048
Acquisitions, net of cash acquired	(43,615)	(182,356)	(82,557)
Purchases of property and equipment	(44,101)	(57,082)	(70,097)
Proceeds from sale of foreign notes	—	—	16,589
Proceeds from property insurance	1,031	1,214	1,416

Net cash used in investing activities	(243,904)	(381,136)	(318,314)

Cash Flows from Financing Activities
Net (repayments) borrowings under bank lines of credit	(92,663)	109,876	90,100
Issuance of long-term debt	115,000	48,000	—
Net proceeds from shares issued under stock-based plans	1,578	687	761
Loan costs paid	(3,920)	(2,958)	(282)
Payments on notes payable and other obligations	(18,616)	(8,499)	(21,072)
Payments on notes receivable secured by common stock	—	—	18
Excess income tax benefit from stock-based compensation	786	662	853
Treasury shares purchased	(10,805)	(7,206)	(24,032)
Dividends paid	(4,125)	(4,068)	(4,128)

Net cash (used) provided by financing activities	(12,765)	136,494	42,218

Effect of exchange rates on cash	4,825	(1,658)	25

Net increase (decrease) in cash and cash equivalents	15,999	7,280	(2,998)
Cash and cash equivalents at beginning of year	30,005	22,725	25,723

Cash and cash equivalents at end of period	$46,004	$30,005	$22,725

See notes to consolidated financial statements.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Nature of the Company
     Cash America International, Inc. (the “Company”) is a provider of specialty financial services to individuals. The Company offers secured non-recourse loans, commonly referred to as pawn loans, short-term unsecured cash advances, installment loans, credit services, check cashing and related financial services. The pawn loan portfolio generates finance and service charges revenue. A related activity of the pawn lending operations is the disposition of merchandise, primarily collateral from unredeemed pawn loans, although the Company also liquidates a smaller volume of merchandise purchased from third-parties or directly from customers. The Company offers unsecured cash advances in selected lending locations and over the internet and on behalf of independent third-party lenders in other locations and over the internet. The Company also arranges loans for customers with independent third-party lenders through a credit services organization and operates a card services business through which the Company provides marketing and loan processing services for a third-party bank issued line of credit on certain stored-value debit cards that the bank issues and purchases a participation interest in certain line of credit receivables originated by the bank. In addition, the Company provides check cashing and related financial services through many of its lending locations and through its franchised and Company-owned check cashing centers. The Company offers short-term cash advances exclusively over the internet under the name “CashNetUSA” in the United States, under the name “QuickQuid” in the United Kingdom, and, beginning in 2009, under the name “DollarsDirect” in Australia and Canada.
     As of December 31, 2009, the Company had 1,048 total locations and an internet channel offering products and services to its customers. The pawn lending operations consisted of 676 pawnshops, including 491 owned units and 9 unconsolidated franchised units in 22 states within the United States, as well as 176 locations in central and southern Mexico. The cash advance operations consisted of 246 locations in six states, and CashNetUSA, which serves multiple markets through its internet channel and had cash advances outstanding in 33 states in the United States, as well as the United Kingdom, Australia and Canada. The Company’s card services business processed line of credit advances on behalf of a third-party lender and also had a participation interest in line of credit receivables that were processed for the lender by the Company or other third-parties that were outstanding in all 50 states and three other U.S. jurisdictions. The check cashing operations consisted of 126 total locations, including six Company-owned and 120 franchised check cashing centers in 16 states.
2. Summary of Significant Accounting Policies
Basis of Presentation
     The consolidated financial statements include all of the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.
     Certain amounts in the consolidated financial statements for the years ended December 31, 2009, 2008 and 2007 have been reclassified to conform to the presentation format adopted in 2009. These reclassifications have no effect on the net income attributable to the Company previously reported.
     The Company has a contractual relationship with a third-party entity, Huminal, S.A. de C.V., a Mexican sociedad anónima de capital variable (“Huminal”), to compensate and maintain the labor force of its Mexico pawn operations, of which the Company is a majority owner due to the December 16, 2008 acquisition (the “Prenda Fácil acquisition”) by the Company of 80% of the outstanding stock of Creazione Estilo, S.A. de C.V., SOFOM, E.N.R., a Mexican sociedad anónima de capital variable, sociedad financiera de objeto múltiple, entidad no regulada (“Creazione”), operating under the name “Prenda Fácil” (referred to

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
as “Prenda Fácil”). The Company has no ownership interest in Huminal; however, Prenda Fácil qualifies as the primary beneficiary of Huminal in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“Codification” or “ASC”) 810-10-50, Variable Interest Entities.
Use of Estimates
     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. On an ongoing basis, management evaluates its estimates and judgments, including those related to revenue recognition, merchandise held for disposition, allowance for losses on cash advances, long-lived and intangible assets, income taxes, contingencies and litigation. Management bases its estimates on historical experiences, relevant external factors and various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions.
Foreign Currency Translations
     The functional currencies for the Company’s subsidiaries that serve residents of the United Kingdom, Australia, Canada, and Mexico are the British pound, the Australian dollar, the Canadian dollar, and the Mexican peso, respectively. The assets and liabilities of these subsidiaries are translated into U.S. dollars at the exchange rates in effect at each balance sheet date, and the resulting adjustments are accumulated in other comprehensive income (loss) as a separate component of equity. Revenue and expenses are translated at the monthly average exchange rates occurring during each year.
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
     In the Company’s foreign pawn loan business, service charges are accrued ratably over the four week term of the loan for loans not redeemed prior to maturity. Following the expiration of the grace period, which is generally three weeks, the collateral underlying unredeemed loans is sold with the proceeds applied against the outstanding loan balance and accrued service charges and fees. Accrued interest on loans that have passed

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
the maturity date and the expiration of the grace period is fully reserved to the extent that the underlying collateral has not been sold. If the proceeds from the sale are less than the outstanding loan balance, a loss is recorded for the difference at the time the collateral is sold. If the proceeds exceed the outstanding loan balance, the Company recognizes as revenue the accrued service charges and other fees and expenses incurred in relation to the non-payment and sale of the loan collateral on behalf of the customer. In the event there are proceeds greater than the accrued service charges and all fees and expenses, the excess amount is available to the customer if a claim is made within six months, after which any unclaimed excess amount is recognized as revenue. The collateral underlying unredeemed loans is not owned by the Company; therefore, the carrying value is held in “Pawn loans” on the Company’s consolidated balance sheets until sold.
Cash Advances • The Company offers cash advance products through its cash advance storefront locations, its internet channel, its card services business and many of its pawn lending locations. In addition, the Company arranges for customers to obtain cash advances from independent third-party lenders in other locations. Cash advance fees include revenue from the cash advance portfolio owned by the Company and fees paid to the Company for arranging, marketing or processing cash advance line of credit products from independent third-party lenders for customers through the CSO program (as described below) and the Company’s card services business. Cash advance fees associated with the Company’s card services business (as described below) include revenue from the Company’s participation interest in receivables originated by the third-party lender, as well as marketing, processing and other miscellaneous fee income. Although cash advance transactions may take the form of loans, deferred check deposit transactions, credit services transactions, or the marketing and processing of, and the participation in receivables originated by, a third-party lender’s line of credit product, the transactions are referred to throughout this discussion as “cash advances” for convenience.
     Cash advances provide customers with cash, typically in exchange for a promissory note or other repayment agreement supported, in most cases, by that customer’s personal check or authorization to debit that customer’s account via an electronic Automated Clearing House (“ACH”) transaction for the aggregate amount of the payment due. The customer may repay the cash advance in cash or by allowing the check to be presented for collection by manual deposit or through an electronic debit ACH for the amount due. The Company accrues fees and interest on cash advances on a constant yield basis ratably over the period of the cash advance, pursuant to its terms.
     The Company provides a cash advance product in some markets by acting as a credit services organization on behalf of consumers in accordance with applicable state laws (the “CSO program”). Under the CSO program, the Company provides consumers with certain credit services, such as arranging loans with independent third-party lenders, assisting in the preparation of loan applications and loan documents and accepting loan payments. The Company also guarantees the customer’s payment obligations in the event of default if the customer is approved for and accepts the loan. A customer who obtains a loan through the CSO program pays the Company a fee for these credit services (“CSO fees”). CSO fees are deferred and amortized over the term of the loan and recorded as cash advance fees in the accompanying consolidated statements of income. The contingent loss on the guaranteed loans is accrued and recorded as a liability, which approximates the fair value of the liability. As of December 31, 2009, $187.3 million of combined gross cash advances were outstanding, including a guaranteed amount of $49.9 million owned by the third-party lenders that is not included in the Company’s consolidated balance sheets. The amount of the guaranteed loans approximates the fair value of the liability.
     The Company also offers an internet longer-term installment loan product that typically has an average term of four months. The Company records revenue from this product as cash advance fees under similar methods as its traditional cash advance product as described above.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     In connection with the Company’s card services business, the Company provides marketing and loan processing services for a third-party bank issued line of credit on certain stored-value debit cards the bank issues (“Processing Program”). The Company also acquires a participation interest in the receivables originated by the bank in connection with the Processing Program and other similar processing programs utilized by the bank. The Company records revenue from its participation interest in the receivables, as well as marketing, processing and other miscellaneous fee income originated from its card services business as cash advance fees recognized ratably over the loan period.
Check Cashing Fees, Royalties and Other • The Company offers check cashing services primarily through its unconsolidated franchised and Company-owned check cashing locations. The Company records check cashing fees derived from both check cashing locations it owns and many of its pawn lending and cash advance storefront locations in the period in which the check cashing service is provided. It records royalties derived from franchise locations on an accrual basis. Revenue derived from other financial services such as money order commissions, prepaid debit card fees, etc. is recognized when earned.
Allowance for Losses on Cash Advances
     See Note 4 for a discussion of the Company’s allowance for losses on cash advances.
Merchandise Held for Disposition and Cost of Disposed Merchandise
     Merchandise held for disposition includes merchandise acquired from unredeemed loans, merchandise purchased from third-parties or directly from customers. Merchandise held for disposition is stated at the lower of cost (cash amount loaned) or market. The cost of merchandise, computed on the specific identification basis, is removed from merchandise held for disposition and recorded as a cost of revenue at the time of sale. Cash received upon the sale of forfeited merchandise is classified as a recovery of principal on unredeemed loans under investing activities and any related profit or loss on disposed merchandise is included in operating activities in the period when the merchandise is sold. The Company provides an allowance for returns and valuation based on management’s evaluation of the characteristics of the merchandise and historical shrinkage rates. The allowance deducted from the carrying value of merchandise held for disposition amounted to $0.7 million at December 31, 2009 and 2008. The Company offers customers a 30-day satisfaction guarantee, whereby the customer can return merchandise and receive a full refund, a replacement item of comparable value or store credit. Based on management’s analysis of historical refund trends, the Company provided a return allowance of $0.3 million at December 31, 2009. No return allowance was provided at December 31, 2008.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Property and Equipment
     Property and equipment is recorded at cost. The cost of property retired or sold and the related accumulated depreciation are removed from the accounts, and any resulting gain or loss is recognized in the consolidated statements of income. Depreciation expense is generally provided on a straight-line basis, using the following estimated useful lives:

Buildings and building improvements(1)	7 to 40 years
Leasehold improvements(2)	2 to 10 years
Furniture, fixtures and equipment	3 to 7 years
Computer software	3 to 5 years

(1)	Structural components are depreciated over 30 to 40 years and the remaining building systems and features are depreciated over 7 to 20 years.

(2)	Leasehold improvements are depreciated over the terms of the lease agreements with a maximum of 10 years.
Software Development Costs
     The Company develops computer software for internal use. Eligible internal and external costs incurred for the development of computer applications, as well as for upgrades and enhancements that result in additional functionality of the applications, are capitalized. Internal and external training and maintenance costs are charged to expense as incurred. When an application is placed in service, the Company begins amortizing the related capitalized software costs using the straight-line method based on its estimated useful life, which currently ranges from three to five years.
Goodwill and Other Intangible Assets
     In accordance with ASC 350-20-35, Goodwill — Subsequent Measurement and ASC 350-30-35, Intangibles — Goodwill and Other — Subsequent Measurement, the Company performs an impairment review of goodwill and intangible assets with an indefinite life at least annually. This review is performed for each reporting unit as of June 30. The Company completed its June 2009 test and determined that there was no evidence of impairment of goodwill or other indefinite lived intangible assets.
     The Company amortizes intangible assets with an estimable life on the basis of their expected periods of benefit, generally three to ten years. The costs of start-up activities and organization costs are charged to expense as incurred.
Impairment of Long-Lived Assets Other Than Goodwill
     An evaluation of the recoverability of property and equipment and amortized intangible assets is performed whenever the facts and circumstances indicate that the carrying value may be impaired. An impairment loss is then recognized if the future undiscounted cash flows associated with the asset are less than the asset’s corresponding carrying value. The amount of the impairment loss, if any, is the excess of the asset’s carrying value over its estimated fair value.
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
     Effective January 1, 2007, the Company began accounting for uncertainty in income taxes recognized in the consolidated financial statements in accordance with ASC 740-10-25, Accounting for Uncertainty in Income Taxes (“ASC 740-10-25”). ASC 740-10-25 requires that a more-likely-than-not threshold be met before the benefit of a tax position may be recognized in the consolidated financial statements and prescribes how such benefit should be measured. It also provides guidance on recognition adjustment, classification, accrual of interest and penalties, accounting in interim periods, disclosure and transition. It requires that the

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
new standard be applied to the balances of assets and liabilities as of the beginning of the period of adoption and that a corresponding adjustment be made to the opening balance of retained earnings. See Note 9.
     It is the Company’s policy to classify interest and penalties on income tax liabilities as interest expense and administrative expense, respectively. The Company did not change its policy on classification of such amounts upon adoption of ASC 740-10-25.
Hedging and Derivatives Activity
     As a policy, the Company does not engage in speculative or leveraged transactions, nor does it hold or issue financial instruments for trading purposes. The Company does periodically use derivative financial instruments, such as interest rate cap agreements, for the purpose of managing interest rate exposures that exist from ongoing business operations. During the years ended December 31, 2009, 2008 and 2007, the Company entered into interest rate cap agreements that have been determined to be perfectly effective cash flow hedges, pursuant to ASC 815-20-25, Derivatives and Hedging — Recognition (“ASC 815-20-25”), at inception and on an ongoing basis. The fair value of these interest rate cap agreements is recognized in the accompanying consolidated balance sheets and changes in fair value are recognized in “Accumulated other comprehensive income (loss).” The Company also entered into foreign currency forward contracts in 2009 to minimize the effect of foreign currency risk in Mexico. See Note 13. The Company may periodically enter into forward sale contracts with a major gold bullion bank to sell refined gold that is acquired in the normal course of business from the Company’s liquidation of forfeited gold merchandise. These contracts are not accounted for as derivatives because they meet the criteria for the normal purchases and normal sales scope exception in ASC 815-20-25.
Operations and Administration Expenses
     Operations expenses include expenses incurred for occupancy, marketing and other charges that are directly related to the pawn lending, cash advance and check cashing operations. These costs are incurred within the lending locations and the Company’s call centers for customer service and collections. In addition, costs related to management supervision, oversight of locations and other costs for the oversight of the Company’s storefront locations are included in operations expenses. Administration expenses include expenses incurred for personnel and related expenses for more general activities, such as accounting, information systems management, government relations, regulatory oversight and compliance and legal directly related to corporate administrative functions.
Marketing Expenses
     Costs of advertising and direct customer procurement are expensed at the time of first occurrence and included in operating expenses. Advertising expense was $46.8 million, $34.1 million and $35.0 million for the years ended December 31, 2009, 2008, and 2007, respectively.
Stock-Based Compensation
     The Company accounts for its stock-based employee compensation plans in accordance with ASC 718-10-30, Compensation — Stock Compensation (“ASC 718-10-30”), using the modified prospective method. Under the modified prospective method, the Company is required to recognize compensation expense over the remaining vesting periods for stock-based awards.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Net Income Per Share
     Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding during the year. Diluted net income per share is calculated by giving effect to the potential dilution that could occur if securities or other contracts to issue common shares were exercised and converted into common shares during the year. Restricted stock units issued under the Company’s equity plans are included in diluted shares upon the granting of the awards even though the vesting of shares will occur over time.
     The following table sets forth the reconciliation of numerators and denominators of basic and diluted earnings per share computations for the years ended December 31, 2009, 2008 and 2007 (in thousands, except per share amounts):

	2009	2008	2007
Numerator:
Net income attributable to Cash America International, Inc.	$96,678	$81,140	$79,346

Denominator:
Total weighted average basic shares (1)	29,639	29,327	29,643
Effect of shares applicable to stock option plans	184	334	351
Effect of restricted stock unit compensation plans	373	431	355
Effect of convertible debt(2)	307	—	—

Total weighted average diluted shares	30,503	30,092	30,349

Basic earnings per share:
Net income	$3.26	$2.77	$2.68

Diluted earnings per share:
Net income	$3.17	$2.70	$2.61

(1)	Included in “Total weighted average basic shares” are vested restricted stock units of 189, 206, and 160, as well as shares in a non-qualified savings plan of 33, 59, and 57 for the years ended December 31, 2009, 2008, and 2007, respectively.

(2)	The shares issuable related to the Company’s 2009 Convertible Notes due 2029 have been calculated using the treasury stock method. The Company intends to settle the principal portion of the convertible debt in cash; therefore, only the shares related to the conversion spread have been included in weighted average diluted shares.
     There were no anti-dilutive shares for the years ended December 31, 2009, 2008 and 2007.
Recent Accounting Pronouncements
     The FASB issued ASC 105-10-05, Generally Accepted Accounting Principles, which establishes the Codification as the single source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of GAAP for SEC registrants. The Codification supersedes all existing non-SEC accounting and reporting standards.
     GAAP is not intended to be changed as a result of the Codification, but the ASC does change the way the guidance is organized and presented. As a result, these changes have a significant impact on how companies reference GAAP in their financial statements and in their accounting policies for financial

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
     In October 2008, FASB issued ASC 820-10-65-2, Transition Related to FASB Staff Position FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (“ASC 820-10-65-2”), which clarifies the application of ASC 820-10, Fair Value Measurements and Disclosures, as it relates to the valuation of financial assets in a market that is not active for those financial assets. ASC 820-10-65-2 became effective for the Company upon issuance and did not have a material impact on the Company’s financial position or results of operations and did not materially affect how the Company determines fair value, but has resulted in certain additional disclosures. See Note 19.
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
     In December 2007, FASB issued ASC 805-10-65, Transition Related to FASB Statement No. 141 (Revised 2007), Business Combinations (“ASC 805-10-65”), which establishes principles and requirements for how an acquirer in a business combination (1) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (2) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase price; and (3) determines what information to disclose to enable users of the consolidated financial statements to evaluate the nature and financial effects of the business combination. ASC 805-10-65 applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company adopted ASC 805-10-65 on January 1, 2009. The application of ASC 805-10-65 will cause management to evaluate future transactions under different conditions than previously completed significant acquisitions, particularly related to the near-term and long-term economic impact of expensing transaction costs.
     In March 2008, FASB issued ASC 815-10-65, Transition and Effective Date Related to FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FASB Statement No. 133 (“ASC 815-10-65”), which requires enhanced disclosures concerning (1) the manner in which an entity uses derivatives (and the reasons it uses them), (2) the manner in which derivatives and related hedged items are accounted for and (3) the effects that derivatives and related hedged items have on an entity’s financial position, financial performance, and cash flows. ASC 815-10-65 is effective for financial statements issued for fiscal years and interim periods beginning on or after November 15, 2008. The Company adopted ASC 815-10-65 on January 1, 2009 and the adoption did not have a material impact on the Company’s financial position or results of operations. See Note 13.
     In April 2009, FASB issued ASC 825-10-65, Transition Related to FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“ASC 825-10-65”), which requires disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements for interim reporting periods ending after June 15, 2009. The Company adopted ASC 825-10-65 during the quarter ended June 30, 2009, and the adoption did not have a material impact on the Company’s financial position or results of operations. See Note 18.
     In May 2009, FASB issued ASC 855-10-05 through ASC 855-10-55, Subsequent Events (“ASC 855-10”), which establishes principles and standards related to the accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued. ASC 855-10-25, Subsequent Events — Recognition requires an entity to recognize, in the financial statements, subsequent events that provide additional information regarding conditions that existed at the balance sheet date. Subsequent events that provide information about conditions that did not exist at the balance sheet date are not required to be recognized in the financial statements under ASC 855-10. ASC 855-10 was effective for interim and annual reporting periods on or after June 15, 2009. The Company adopted ASC 855-10 during the quarter ended June 30, 2009, and the adoption did not have a material impact on the Company’s financial position or results of operations. See Note 22.
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
     In December 2009, FASB issued ASC Update No. 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities (“ASU 2009-17”), which updates ASC 810-10, Consolidations. ASU 2009-17 clarifies the definition of a variable interest entity and updates the definition of the primary beneficiary of a variable interest entity. ASU 2009-17 became effective for the Company for annual periods beginning after November 15, 2009 and the Company does not expect the adoption of ASU 2009-17 to have a material effect on its financial position or results of operations.
     In January 2010, FASB issued ASC Update No. 2010-06, Fair Value Measurements and Disclosures (“ASU 2010-06”), which updates ASC 820-10-20, Fair Value Measurements and Disclosures. ASU 2010-06 requires new disclosures for fair value measurements and provides clarification for existing disclosure requirements. More specifically, ASU 2010-06 will require (a) an entity to disclose separately the amounts of significant transfers in and out of Level 1 and 2 fair value measurements from one measurement date to another and to describe the reasons for the transfers; and (b) information about purchases, sales, issuances and settlements to be presented separately (i.e. present the activity on a gross basis rather than net) in the reconciliation for fair value measurements using significant unobservable inputs (Level 3 inputs). ASU 2010-06 clarifies existing disclosure requirements for the level of disaggregation used for classes of assets and liabilities measured at fair value and requires disclosures about the valuation techniques and inputs used to

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
measure fair value for both recurring and nonrecurring Level 2 and Level 3 fair value measurements. ASU 2010-06 was effective for interim and annual reporting periods beginning on or after December 15, 2009, and the Company does not anticipate that its adoption will have a material effect on its consolidated financial statement footnote disclosures.
3. Acquisitions
Prenda Fácil
     Pursuant to its business strategy of expanding its reach into new markets with new customers and new financial services, the Company, through its wholly-owned subsidiary, Cash America of Mexico, Inc., completed the Prenda Fácil acquisition in December 2008. The Company paid an aggregate initial consideration of $90.5 million, net of cash acquired, of which $82.6 million was paid in cash, including acquisition costs of approximately $3.6 million. The remainder of the initial consideration was paid in the form of 391,236 shares of the Company’s common stock with a fair value of $7.9 million as of the closing date. The Company also agreed to pay a supplemental earn-out payment in an amount based on a five times multiple of the consolidated earnings of Creazione’s business as specifically defined in the Stock Purchase Agreement (generally Creazione’s earnings before interest, income taxes, depreciation and amortization expenses) for the twelve-month period ending June 30, 2011, reduced by amounts previously paid. If the calculation of the supplemental payment produces an amount that is zero or less, there would be no supplemental payment. This supplemental payment is expected to be paid in cash on or before August 15, 2011. This payment will be accounted for as goodwill. The activities of Creazione are included in the results of the Company’s pawn lending segment.
     In 2009, the Company finalized its allocation of the purchase price to individual assets acquired and liabilities assumed as a result of the acquisition of Creazione. As of December 31, 2009, the purchase price of Creazione was allocated as follows (in thousands):

Pawn loans	$14,670
Finance and service charges receivable	1,581
Property and equipment	1,872
Goodwill	61,272
Intangible assets	13,107
Other assets	2,925
Other (liabilities)	(4,933)

Total consideration paid for acquisition	$90,494
Restricted stock paid for acquisition	(7,890)
2009 purchase price adjustments (acquisition costs)	259

Total cash paid for acquisition, net of cash acquired	$82,863

     The goodwill recorded in the acquisition of Prenda Fácil is not deductible for Mexican tax purposes.
Primary Innovations, LLC
     Pursuant to its business strategy of expanding its reach into new markets, the Company, through its wholly-owned subsidiary, Primary Cash Holdings, LLC (now known as Primary Innovations, LLC, or “Primary Innovations”), on July 23, 2008, purchased substantially all the assets of Primary Business Services, Inc., Primary Finance, Inc., Primary Processing, Inc. and Primary Members Insurance Services, Inc. (collectively, “PBSI”), a group of companies in the business of, among other things, providing marketing and

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
loan processing services for, and participating in receivables associated with, a bank issued line of credit made available by the bank on certain stored-value debit cards the bank issues. The Company paid approximately $5.6 million in cash, of which approximately $4.9 million was used to repay a loan that the Company had made to PBSI, and transaction costs of approximately $0.3 million. The Company also agreed to pay up to eight supplemental earn-out payments during the four-year period after the closing. The first supplemental payment of a minimum agreed amount of $2.7 million was made on April 1, 2009. The amount of each subsequent supplemental payment is to be based on a multiple of 3.5 times the consolidated earnings attributable to Primary Innovations’ business, as defined in the Asset Purchase Agreement, for a specified period (generally 12 months) preceding each scheduled supplemental payment measurement date, reduced by amounts previously paid. Based on the terms of the agreement, no payment was due for the second supplemental payment calculated for the June 30, 2009 measurement date. The Company expects that payments will be required at the two measurement dates in 2010 based on the current level of performance. As of December 31, 2009, the Company has accrued to “Accrued supplemental acquisition payment” approximately $2.3 million for the supplemental payment based on the December 31, 2009 measurement date. Substantially all of the supplemental payments associated with the earn-out will be accounted for as goodwill. The remaining supplemental payments will be calculated as described above based on measurement dates of each December 31 and June 30 through June 30, 2012, with each payment, if any, due approximately 45 days after the measurement date. The activities of Primary Innovations are included in the results of the Company’s cash advance segment.
     As of December 31, 2009, the purchase price of Primary Innovations was allocated as follows (in thousands):

Cash advances	$1,148
Property and equipment	195
Goodwill	3,384
Intangible assets	1,220
Settlement of note receivable	(4,885)

Total consideration paid for acquisition at December 31, 2008	1,062
2009 purchase price adjustments(1)	2,700
Cash consideration payable	2,291

Total cash paid for acquisition	$6,053

(1)	Includes a $2.7 million earn-out payment made in April 2009.
CashNetUSA
     Pursuant to its business strategy of expanding its reach into new markets with new customers and new financial services, on September 15, 2006, the Company, through its wholly-owned subsidiary Cash America Net Holdings, LLC, purchased substantially all of the assets of The Check Giant LLC (“TCG”). TCG offered short-term cash advances exclusively over the internet under the name “CashNetUSA.” The Company paid an initial purchase price of approximately $35.9 million in cash and transaction costs of approximately $2.9 million in 2006. The Company has continued to use the CashNetUSA trade name in connection with its online operations.
     The Company also agreed to pay up to five supplemental earn-out payments during the two-year period after the closing. The amount of each supplemental payment was based on a multiple of earnings attributable to CashNetUSA’s business as defined in the purchase agreement, for the twelve months preceding the date of determining each scheduled supplemental payment. All of these supplemental payments were

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
accounted for as goodwill. The Company paid an aggregate of $214.3 million in supplemental payments and acquisition costs and a $5.0 million final true-up payment. The true-up payment was paid on April 27, 2009. This was the final payment related to this transaction, resulting in a final purchase price of $255.2 million.
     The purchase price was allocated as follows (in thousands):

Cash advances	$18,677
Property and equipment	1,562
Goodwill	46,871
Intangible assets	6,264
Other assets, net	9

Net assets acquired	$73,383
Cash considerations payable	(33,761)
Acquisition costs payable	(844)

Total cash paid for acquisition at December 31, 2006	$38,778

2007 purchase price adjustments(a)	78,749
2008 purchase price adjustments(b)	97,965
Deferred portion of November 2008 earn-out payment paid in 2009	34,746
2009 purchase price adjustments(c)	5,000

Total consideration paid for acquisition including earn-out payments	$255,238

(a)	Purchase price adjustments include earn-out payments of $78.0 million and other purchase price adjustments of $0.7 million.

(b)	Purchase price adjustments include only earn-out payments.

(c)	Represents the final true-up payment.
Other
     The following table provides information concerning the acquisitions of domestic and foreign pawn lending locations made during 2009, 2008 and 2007 (excluding Prenda Fácil, Primary Innovations, LLC and CashNetUSA) (dollars in thousands):

	2009	2008	2007
Number of stores acquired:
Pawnshops	3	1	5

Purchase price allocated to:
Pawn loans	$235	$159	$607
Finance and service charges receivable	23	18	75
Cash advances and fees receivable	—	—	38
Merchandise held for disposition, net	148	44	406
Property and equipment	51	10	47
Goodwill	372	442	1,632
Intangible assets	124	55	217
Other liabilities	(43)	(3)	(65)

Total cash paid for acquisitions	$910	$725	$2,957

Purchase price adjustments for prior year acquisition	—	—	852

Total cash paid for acquisitions	$910	$725	$3,809

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     All of the amounts of goodwill recorded in the Company’s acquisitions, except for the acquisition of Prenda Fácil, are expected to be deductible for tax purposes.
4. Cash advances, Allowance for Losses and Accruals for Losses on Third-Party Lender-Owned Cash Advances
     In order to manage the portfolio of cash advances effectively, the Company utilizes a variety of underwriting criteria, monitors the performance of the portfolio and maintains either an allowance or accrual for losses on cash advances (including fees and interest) at a level estimated to be adequate to absorb credit losses inherent in the receivables portfolio and expected losses from CSO guarantees. The allowance for losses on Company-owned cash advances offsets the outstanding cash advance amounts in the consolidated balance sheets. See Note 2 for a discussion of the Company’s cash advance products.
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
     The Company stratifies the outstanding combined cash advance portfolio by age, delinquency, and stage of collection when assessing the adequacy of the allowance for losses. The combined cash advance portfolio represents cash advances included in the Company’s consolidated balance sheet and third-party cash advances. It uses historical collection performance adjusted for recent portfolio performance trends to develop the expected loss rates used to establish either the allowance or accrual. Increases in either the allowance or accrual are recorded as a cash advance loss provision expense in the consolidated statements of income. The Company charges off all cash advances once they have been in default for 60 days, or sooner if deemed uncollectible. Recoveries on losses previously charged to the allowance are credited to the allowance when collected.
     The Company’s internet channel periodically sells selected cash advances that have been previously charged off. Proceeds from these sales are recorded as recoveries on losses previously charged to the allowance for losses. These sales generated proceeds of $2.4 million and $4.7 million for the years ended December 31, 2009 and 2008, respectively, which were recorded as recoveries on losses previously charged to the allowance for losses.
     The allowance deducted from the carrying value of cash advances was $27.4 million and $21.5

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
million at December 31, 2009 and 2008, respectively. The accrual for losses on third-party lender-owned cash advances was $2.9 million and $2.1 million at December 31, 2009 and 2008, respectively, and is included in “Accounts payable and accrued liabilities” on the Company’s balance sheet. The components of Company-owned cash advances and receivables at December 31, 2009 and 2008 were as follows (in thousands):

	December 31,
	2009	2008
Funded by the Company
Active cash advances and fees receivable	$87,710	$69,443
Cash advances and fees in collection	20,055	21,147

Total Funded by the Company	107,765	90,590

Purchased by the Company from third-party lenders	28,374	14,755

Company-owned cash advances and fees receivable, gross	136,139	105,345
Less: Allowance for losses	27,350	21,495

Cash advances and fees receivable, net	$108,789	$83,850

     Changes in the allowance for losses for the Company-owned portfolio and the accrued loss for third-party lender-owned portfolios during the years ended December 31, 2009, 2008 and 2007 were as follows (in thousands):

	Year ended December 31,
	2009	2008	2007
Allowance for losses for Company-owned cash advances

Balance at beginning of period	$21,495	$25,676	$19,513
Cash advance loss provision	130,007	140,416	154,565
Charge-offs	(144,295)	(170,585)	(163,352)
Recoveries	20,143	25,988	14,950

Balance at end of period	$27,350	$21,495	$25,676

Accrual for third-party lender-owned cash advances

Balance at beginning of period	$2,135	$1,828	$1,153
Increase in loss provision	809	307	675

Balance at end of period	$2,944	$2,135	$1,828

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
5. Property and Equipment
     Major classifications of property and equipment at December 31, 2009 and 2008 were as follows (in thousands):

	2009			2008
		Accumulated			Accumulated
	Cost	Depreciation	Net	Cost	Depreciation	Net
Land	$5,168	$—	$5,168	$4,955	$—	$4,955
Buildings and leasehold improvements	164,833	(87,604)	77,229	158,529	(80,873)	77,656
Furniture, fixtures and equipment	98,497	(66,985)	31,512	104,588	(67,470)	37,118
Computer software	110,398	(30,570)	79,828	91,632	(25,474)	66,158

Total	$378,896	$(185,159)	$193,737	$359,704	$(173,817)	$185,887

     The Company recognized depreciation expense of $35.6 million, $35.4 million and $27.7 million during 2009, 2008 and 2007, respectively.
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
Goodwill • Changes in the carrying value of goodwill for the years ended December 31, 2009 and 2008 were as follows (in thousands):

	Pawn	Cash	Check
	Lending	Advance	Cashing	Consolidated
Balance as of January 1, 2009	$205,009	$283,873	$5,310	$494,192
Purchase price adjustments	(1,937)	(2,326)	—	(4,263)
Effect of foreign translation	3,563	—	—	3,563

Balance as of December 31, 2009	$206,635	$281,547	$5,310	$493,492

Balance as of January 1, 2008	$143,556	$157,355	$5,310	$306,221
Acquisitions	64,108	126,518	—	190,626
Effect of foreign translation	(2,655)	—	—	(2,655)

Balance as of December 31, 2008	$205,009	$283,873	$5,310	$494,192

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Acquired Intangible Assets • Acquired intangible assets that are subject to amortization as of December 31, 2009 and 2008, were as follows (in thousands):

		2009			2008
		Accumulated			Accumulated
	Cost	Amortization	Net	Cost	Amortization	Net
Non-competition agreements	$16,520	$(9,651)	$6,869	$16,435	$(7,113)	$9,322
Customer relationships	15,894	(11,828)	4,066	17,702	(8,900)	8,802
Lead provider relationships	2,489	(1,442)	1,047	2,489	(944)	1,545
Trademarks	196	(154)	42	188	(97)	91
Other	466	(205)	261	456	(159)	297

Total	$35,565	$(23,280)	$12,285	$37,270	$(17,213)	$20,057

     Non-competition agreements are amortized over the applicable terms of the contract. Customer and lead provider relationships are generally amortized over three to five years based on the pattern of economic benefits provided. At December 31, 2009 and 2008, licenses of $7.7 million and trademarks of $7.8 million and $7.7 million, respectively, obtained in conjunction with acquisitions were not amortized.
Amortization • Amortization expense for the acquired intangible assets is as follows (in thousands):

Actual amortization expense for the years ended December 31:
2009	$6,011
2008	4,236
2007	4,396

Estimated future amortization expense for the years ended December 31:
2010	$4,243
2011	3,730
2012	1,189
2013	1,030
2014	782
7. Accounts Payable and Accrued Expenses
     Accounts payable and accrued expenses at December 31, 2009 and 2008, were as follows (in thousands):

	December 31,
	2009	2008
Trade accounts payable	$28,024	$23,937
Accrued taxes, other than income taxes	4,615	4,759
Accrued payroll and fringe benefits	23,529	29,233
Accrued interest payable	1,131	1,051
Accrual for losses on third-party lender-owned cash advances	2,944	2,135
Other accrued liabilities	27,125	18,644

Total	$87,368	$79,759

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      8. Long-Term Debt
     The Company’s long-term debt instruments and balances outstanding at December 31, 2009 and 2008, were as follows (in thousands):

	December 31,
	2009	2008
USD line of credit up to $300,000 due 2012	$189,663	$274,344
GBP line of credit up to £7,500 due 2009	—	7,310
6.21% senior unsecured notes due 2021	25,000	25,000
6.09% senior unsecured notes due 2016	35,000	35,000
6.12% senior unsecured notes due 2012	40,000	40,000
7.20% senior unsecured notes due 2009	—	8,500
Variable rate senior unsecured note due 2012	38,000	38,000
$10 million senior unsecured term note due 2012	—	10,000
5.25% convertible senior unsecured notes due 2029	101,520	—

Total debt	$429,183	$438,154
Less current portion	25,493	15,810

Total long-term debt	$403,690	$422,344

     The Company’s $300.0 million domestic line of credit (the “USD Line of Credit”) matures in March 2012. Interest on the USD Line of Credit is charged, at the Company’s option, at either LIBOR plus a margin or at the agent’s base rate. The margin on the USD Line of Credit varies from 0.875% to 1.875% (1.625% at December 31, 2009), depending on the Company’s cash flow leverage ratios as defined in the amended agreement. The Company also pays a fee on the unused portion ranging from 0.25% to 0.30% (0.30% at December 31, 2009) based on the Company’s cash flow leverage ratios. The weighted average interest rate (including margin) on the USD Line of Credit for each of the one-year periods ending December 31, 2009 and December 31, 2008 was 1.91%.
     At December 31, 2009, borrowings under the Company’s USD Line of Credit consisted of three pricing tranches with maturity dates ranging from one to 29 days, respectively. However, pursuant to the credit agreement, the Company routinely refinances these borrowings within its long-term facility. Therefore, these borrowings are reported as part of the line of credit and as long-term debt. The Company had outstanding letters of credit of $15.9 million at December 31, 2009, which are considered outstanding indebtedness under the Company’s USD Line of Credit for purposes of determining available borrowings under that line of credit.
     In December 2008, the Company issued $38.0 million of senior unsecured long-term notes, due in November 2012 pursuant to a Credit Agreement dated November 21, 2008. Interest is charged, at the Company’s option, at either LIBOR plus a margin of 3.50% or at the agent’s base rate plus a margin of 3.50%. The notes are payable in quarterly payments of $3.0 million beginning on March 31, 2010, with any outstanding principal due at maturity in November 2012. The notes may be prepaid at the Company’s option anytime after November 20, 2009 without penalty. The weighted average interest rate (including margin) on the $38.0 million term notes at December 31, 2009 and 2008 was 3.75% and 4.75%, respectively.
     In December 2008, the Company issued $10.0 million of senior unsecured long-term notes, due in November 2012 pursuant to a Credit Agreement dated December 5, 2008. Interest was charged, at the Company’s option, at either LIBOR plus a margin of 10.0% or at the agent’s base rate plus a margin of 10.0% through March 31, 2010 at which time the pricing was to increase through rate and fee changes. The notes were payable in full at maturity in November 2012 or could be prepaid at the Company’s option at any time without penalty. The Company prepaid the full $10.0 million balance owed on the notes on May 20, 2009 without penalty.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     In May 2008, the Company established a line of credit facility (the “GBP Line of Credit”) of up to £7.5 million with a foreign commercial bank, due in November 2009. The Company repaid the outstanding balance of £5.3 million (approximately $8.4 million) on October 28, 2009. Interest on the GBP Line of Credit was charged, at the Company’s option, at either Pound Sterling LIBOR plus a margin or at the agent’s base rate. The margin on the GBP Line of Credit varied from 1.10% to 1.575% based on the Company’s cash flow leverage ratios.
     On December 3, 2008, the Company entered into an interest rate cap agreement with a notional amount of $15.0 million to hedge the Company’s outstanding floating rate line of credit for a term of 36 months at a fixed rate of 3.25%. On March 27, 2009, the Company entered into an interest rate cap agreement with a notional amount of $15.0 million of the Company’s outstanding floating rate line of credit for a term of 36 months at a fixed rate of 3.25%.
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
     Upon the issuance of the 2009 Convertible Notes, the Company received net proceeds of approximately $111.1 million, after deducting the initial purchasers’ discount and the estimated offering expenses payable by the Company. The Company used a portion of the net proceeds of the offering to repay existing indebtedness, including outstanding balances under its revolving credit facility. The remaining portion was used for general corporate purposes.
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
     The 2009 Convertible Notes were accounted for under ASC 470-20-65, Transition Related to FASB Staff Position APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“ASC 470-20-65”). ASC 470-20-65 requires the proceeds from the issuance of convertible debt be allocated between a debt component and an equity component. The debt component is measured based on the estimated fair value of similar debt without an equity conversion feature, and the equity component is determined as the residual of the estimated fair value of the debt deducted from the original proceeds received. The resulting discount on the debt component is amortized over the period the convertible debt is expected to be outstanding, which is five years (May 15, 2009 to May 15,

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
2014), as additional non-cash interest expense. As of December 31, 2009, the principal amount of the notes was $115.0 million, the carrying amount was $101.5 million, and the unamortized discount was $13.5 million. As of December 31, 2009, the carrying amount of the equity component recorded as additional paid-in capital was $9.4 million, net of deferred taxes and unamortized equity issuance costs. The additional non-cash interest expense recognized in the Company’s consolidated statements of income was $2.0 million for the year ended December 31, 2009. Accumulated amortization related to the 2009 Convertible Notes was $1.5 million as of December 31, 2009. As of December 31, 2009, the 2009 Convertible Notes had an effective interest rate of 8.46%.
     In connection with the issuance of the 2009 Convertible Notes, the Company incurred approximately $3.9 million in issuance costs, which primarily consisted of underwriting fees, legal and other professional expenses. These costs are being amortized to interest expense over five years. The unamortized balance of these costs at December 31, 2009 is included in the Company’s consolidated balance sheet.
     Each of the Company’s credit facility agreements and senior unsecured notes require the Company to maintain certain financial ratios. As of December 31, 2009, the Company is in compliance with all covenants or other requirements set forth in its debt agreements.
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
     As of December 31, 2009, annual maturities of the outstanding long-term debt, including the Company’s line of credit, for each of the five years after December 31, 2009 are as follows (in thousands):

2010	$25,493
2011	24,433
2012	229,283
2013	9,273
2014	9,273
Thereafter	131,428

$429,183

     See Note 22 for discussion of the Company’s $25.0 million aggregate principal amount of 7.26% senior unsecured notes due January 28, 2017.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
9. Income Taxes
     The components of the Company’s deferred tax assets and liabilities as of December 31, 2009 and 2008, were as follows (in thousands):

	2009	2008
Deferred tax assets:
Deferred finish-out allowances from lessors	$1,040	$1,295
Tax over book accrual of finance and service charges	7,260	5,805
Allowance for cash advance losses	10,603	8,902
Deferred compensation	5,718	8,218
Net operating losses	5,563	5,022
Deferred state credits	1,173	1,201
Other	1,874	1,548

Total deferred tax assets	33,231	31,991

Deferred tax liabilities:
Amortization of acquired intangibles	$36,211	$27,499
Property and equipment	11,206	8,120
Convertible debt	4,433	—
Other	2,435	1,910

Total deferred tax liabilities	54,285	37,529

Net deferred tax (liabilities)	$(21,054)	$(5,538)

Balance sheet classification:
Current deferred tax assets	$21,536	$22,037
Non-current deferred tax liabilities	(42,590)	(27,575)

Net deferred tax (liabilities)	$(21,054)	$(5,538)

     The components of the provision for income taxes and the income to which it relates for the years ended December 31, 2009, 2008 and 2007 are shown below (in thousands):

	2009	2008	2007
Income before income taxes:
Domestic	$146,667	$132,294	$124,765
Foreign	8,049	509	—

Income before income taxes	154,716	132,803	124,765

Current provision:
Federal	$40,348	$37,709	$40,141
Foreign	1,414	129	—
State and local	4,005	3,787	3,345

Total current provision	45,767	41,625	43,486

Deferred provision (benefit):
Federal	$10,239	$8,972	$3,381
Foreign	506	34	—
State and local	268	986	(1,448)

Total deferred provision	11,013	9,992	1,933

Total provision	$56,780	$51,617	$45,419

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     The effective tax rate on income differs from the federal statutory rate of 35% for the following reasons (dollars in thousands):

	2009	2008	2007
Tax provision computed at the federal statutory income tax rate	$54,151	$46,481	$43,668
State and local income taxes, net of federal tax benefits	2,778	3,102	1,232
Nondeductible lobbying	614	1,892	333
Foreign tax rate difference	(761)	—	—
Other	(2)	142	186

Total provision	$56,780	$51,617	$45,419

Effective tax rate	36.7%	38.9%	36.4%
     As of December 31, 2008, the Company acquired foreign net operating losses of $18.1 million. The amount was reduced to $17.9 million by an unrecognized tax benefit. The balance as of December 31, 2009 is $18.8 million, with the increase attributable to a change in foreign currency exchange rates. Mexico allows a ten year carryforward period and the Company expects to fully utilize the net operating losses prior to the expiration dates in 2015, 2017, and 2018. Domestic income taxes have not been provided on the Company’s share of undistributed earnings of foreign subsidiaries because it is the Company’s intent to reinvest these earnings in the business activities of the foreign subsidiaries for the foreseeable future. The Company estimates that it would be subject to U.S. income taxes of approximately $0.9 million upon distribution of the Company’s share of earnings of its foreign subsidiaries accumulated as of December 31, 2009.
     On January 1, 2007 the Company adopted the provisions of ASC 740-10-25, which prescribes the accounting for uncertain tax positions. The aggregate change in the balance of the unrecognized tax benefits is summarized below (in thousands):

	2009	2008	2007
Balance at January 1,	$1,456	$—	$—
Increases (decreases) related to prior years’ tax positions	(490)	1,523	—
Effect of change in foreign currency rates	55	(67)	—

Balance at December 31,	$1,021	$1,456	$—

     The 2008 increase and the 2009 decrease in unrecognized tax benefits relate to pre-acquisition tax matters of Prenda Fácil. The 2008 increase was based upon the Company’s initial evaluation of the pre-acquisition tax positions of that subsidiary. However, during 2009, the Company obtained additional information that existed at the measurement date related to pre-acquisition positions of that subsidiary and, as a result, reduced the balance of unrecognized tax benefits. The sellers have agreed to reimburse the Company for taxes, penalties and interest that the Company is required to pay to taxing authorities upon challenge of pre-acquisition tax positions of Prenda Fácil. Accordingly, the Company has recognized a receivable from the sellers for unrecognized tax benefits, including related interest and penalties. The receivable from the sellers is included in “Other receivables and prepaid expenses” on the consolidated balance sheets.
     If recognized, $1.0 million of the unrecognized tax benefits would affect the effective tax rate. The Company does not expect the total amount of unrecognized tax benefits to significantly increase or decrease within the next 12 months. The liability for unrecognized tax benefits, including related interest and penalties, is classified as a non-current liability in the accompanying consolidated balance sheets.
     At December 31, 2009, the total amount of interest and penalties related to these unrecognized tax benefits was $1.0 million, including $0.9 million attributable to pre-acquisition periods. At December 31, 2008, the total amount of interest and penalties related to unrecognized tax benefits was $1.7 million, based

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
on the Company’s preliminary assessment of pre-acquisition tax positions. The portion attributable to the 2009 decrease in unrecognized tax benefits was $0.8 million.
     As of December 31, 2009, the Company’s 2006 through 2009 tax years were open to examination by the Internal Revenue Service and major state taxing jurisdictions. The 2004 through 2009 tax years of the Company’s Mexican subsidiaries were open to examination by the Mexican taxing authorities.
10. Commitments and Contingencies
Leases
     The Company leases certain of its facilities under operating leases with terms ranging from one to 15 years and certain rights to extend for additional periods. Future minimum rentals due under non-cancelable leases are as follows for each of the years ending December 31 (in thousands):

2010	$40,770
2011	32,978
2012	25,839
2013	20,073
2014	13,802
Thereafter	17,603

Total	$151,065

     Rent expense was $43.4 million, $41.2 million and $37.1 million for 2009, 2008 and 2007, respectively.
Earn-Out Payments
     The Company has agreed to pay earn-out payments related to the acquisition of Prenda Fácil and Primary Innovations as defined in those specific purchase agreements. See Note 3 for further discussion.
Guarantees
     The Company guarantees borrowers’ payment obligations to unrelated third-party lenders. At December 31, 2009 and 2008, the amount of cash advances guaranteed by the Company was $49.9 million and $34.9 million, respectively, representing amounts due under cash advances originated by third-party lenders under the CSO program. The estimated fair value of the liability related to these guarantees of $2.9 million and $2.1 million at December 31, 2009 and 2008, respectively, was included in “Accounts payable and accrued expenses” in the accompanying consolidated financial statements.
Litigation
     On August 6, 2004, James E. Strong filed a purported class action lawsuit in the State Court of Cobb County, Georgia against Georgia Cash America, Inc., Cash America International, Inc. (together with Georgia Cash America, Inc., “Cash America”), Daniel R. Feehan, and several unnamed officers, directors, owners and “stakeholders” of Cash America. The lawsuit alleges many different causes of action, among the most significant of which is that Cash America made illegal cash advance loans in Georgia in violation of Georgia’s usury law, the Georgia Industrial Loan Act and Georgia’s Racketeer Influenced and Corrupt Organizations Act. Community State Bank (“CSB”) for some time made loans to Georgia residents through

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Cash America’s Georgia operating locations. The complaint in this lawsuit claims that Cash America was the true lender with respect to the loans made to Georgia borrowers and that CSB’s involvement in the process is “a mere subterfuge.” Based on this claim, the suit alleges that Cash America is the “de facto” lender and is illegally operating in Georgia. The complaint seeks unspecified compensatory damages, attorney’s fees, punitive damages and the trebling of any compensatory damages. A previous decision by the trial judge to strike Cash America’s affirmative defenses based on arbitration (without ruling on Cash America’s previously filed motion to compel arbitration) was upheld by the Georgia Court of Appeals, and on September 24, 2007, the Georgia Supreme Court declined to review the decision. The case was returned to the State Court of Cobb County, Georgia, where Cash America filed a motion requesting that the trial court rule on Cash America’s pending motion to compel arbitration and stay the State Court proceedings. The Court denied the motion to stay and ruled that the motion to compel arbitration was rendered moot after the Court struck Cash America’s affirmative defenses based on arbitration. The Georgia Supreme Court declined to review these orders and remanded the case to the State Court of Cobb County, Georgia. On November 2, 2009, the Court granted class certification, and on November 18, 2009, Cash America filed its notice of appeal of the class certification order. Cash America believes that the Plaintiffs’ claims in this suit are without merit and is vigorously defending this lawsuit.
     Cash America and CSB also commenced a federal lawsuit in the U.S. District Court for the Northern District of Georgia seeking to compel Plaintiffs to arbitrate their claims against Cash America and CSB. The U.S. District Court dismissed the federal action for lack of subject matter jurisdiction, and Cash America and CSB appealed the dismissal of their complaint to the U.S. Court of Appeals for the 11th Circuit. The 11th Circuit issued a panel decision on April 27, 2007 reversing the district court’s dismissal of the action and remanding the action to the district court for a determination of the issue of the enforceability of the parties’ arbitration agreements. Plaintiff requested the 11th Circuit to review this decision en banc and this request was granted. The en banc rehearing took place on February 26, 2008. The 11th Circuit stayed consideration of this matter pending the resolution of the United States Supreme Court case, Vaden v. Discover Bank. In March 2009, the United States Supreme Court determined, in Vaden v. Discover Bank, that the federal courts were able to compel arbitration of a state court action if the underlying issues involved a federal question. Following the United States Supreme Court ruling in Vaden v. Discover Bank, the 11th Circuit en banc court, without ruling on the case, remanded the case to the 11th Circuit panel for further consideration in light of the decision in Vaden. The 11th Circuit panel requested the parties provide additional briefing following the decision in Vaden, which has been completed, and the parties are awaiting the court’s decision. The Strong litigation is still at an early stage, and neither the likelihood of an unfavorable outcome nor the ultimate liability, if any, with respect to this litigation can be determined at this time.
     On July 26, 2008, the Pennsylvania Department of Banking issued a notice announcing a “change in policy,” effective February 1, 2009. The notice concluded that out-of-state lenders such as the Company were lending “in” Pennsylvania. Accordingly, the notice purported to subject such lenders to the licensing requirements of the CDCA, which sets the maximum permissible interest at a level well below the interest rate the Company charges on its internet cash advance loans. On January 8, 2009, the Company brought suit against the Pennsylvania Department of Banking in the Pennsylvania Commonwealth Court, arguing that the notice was invalid because it was adopted in violation of applicable procedural requirements and because it conflicted with the plain language of the CDCA. As a part of these proceedings, the Pennsylvania Department of Banking filed a counterclaim against the Company seeking a declaratory judgment that the Company’s internet lending activities to Pennsylvania consumers are not authorized by Pennsylvania law, however, the Pennsylvania Department of Banking represented that it had “no intent to pursue a retroactive financial remedy” against the Company or any similarly situated lender for loans made prior to the date of the decision by the Commonwealth Court. After a hearing on the Company’s initial request for a preliminary injunction, the judge expressed the view that the matter should be heard by all the judges of the

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Commonwealth Court. A hearing on the merits of the Company’s claim against the Pennsylvania Department of Banking was held before the entire Commonwealth Court on April 1, 2009. On July 10, 2009, the Commonwealth Court issued its decision in favor of the Pennsylvania Department of Banking, and in response thereto, the Company ceased originating new loans in Pennsylvania. On July 15, 2009, the Company filed an appeal of this decision with the Pennsylvania Supreme Court and also requested that the Commonwealth Court stay its order pending the appeal. On July 21, 2009, the Commonwealth Court denied the Company’s motion to stay its order. Although an expedited appeal has been requested, the Pennsylvania Supreme Court has not yet set a hearing date and the Company does not expect a decision on the appeal until early 2010.
     On March 5, 2009, Peter Alfeche filed a purported class action lawsuit in the United States District Court for the Eastern District of Pennsylvania against Cash America International, Inc., Cash America Net of Nevada, LLC (“CashNet Nevada”), Cash America Net of Pennsylvania, LLC and Cash America of PA, LLC, d/b/a CashNetUSA.com (collectively, “CashNetUSA”). The lawsuit alleges, among other things, that CashNetUSA’s internet cash advance lending activities in Pennsylvania were illegal and not in accordance with the Pennsylvania Loan Interest Protection Law or the licensing requirements of the CDCA. The lawsuit also seeks declaratory judgment that several of CashNetUSA’s contractual provisions, including choice of law and arbitration provisions, are not authorized by Pennsylvania law. The complaint seeks unspecified compensatory damages, attorney’s fees and the trebling of any compensatory damages. CashNetUSA filed a motion to enforce the arbitration provision located in the agreements governing the lending activities, and a hearing on the motion was held on July 1, 2009. The Court has not yet ruled on this motion. The Alfeche litigation is still at an early stage, and neither the likelihood of an unfavorable outcome nor the ultimate liability, if any, with respect to this litigation can be determined at this time. CashNetUSA believes that the Plaintiffs’ claims in this suit are without merit and will vigorously defend this lawsuit.
     On April 21, 2009, Yulon Clerk filed a purported class action lawsuit in the Court of Common Pleas of Philadelphia County, Pennsylvania, against CashNet Nevada and several other unrelated third-party lenders. The lawsuit alleges, among other things, that the defendants’ lending activities in Pennsylvania, including CashNet Nevada’s internet cash advance lending activities in Pennsylvania, were illegal and in violation of various Pennsylvania laws, including the Loan Interest Protection Law, the CDCA and the Unfair Trade Practices and Consumer Protection Laws. The complaint seeks payment of potential fines, unspecified damages, attorney’s fees and the trebling of certain damages. The defendants removed the case to the United States District Court for the Eastern District of Pennsylvania where the lawsuit now resides. The case was subsequently reassigned to the same judge presiding in the Alfeche litigation. On August 26, 2009, the Court severed the claims against the other defendants originally named in the litigation. CashNet Nevada filed a motion with the federal court to enforce the arbitration provision located in the agreements governing the lending activities on May 4, 2009, and the Court has not yet ruled on this motion. The Clerk litigation is still at an early stage, and neither the likelihood of an unfavorable outcome nor the ultimate liability, if any, with respect to this litigation can be determined at this time. CashNet Nevada believes that the Plaintiffs’ claims in this suit are without merit and will vigorously defend this lawsuit.
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

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
11. Equity
     On October 24, 2007, the Company’s Board of Directors authorized management to purchase up to a total of 1,500,000 shares of the Company’s common stock from time to time in open market transactions and ended the 2005 authorization for the repurchase of a like amount of shares authorized by the Board of Directors of the Company on April 20, 2005. The following table summarizes the aggregate shares purchased under these plans during each of the three years ended December 31:

	2009	2008	2007
Shares purchased:
Under 2005 authorization	—	—	617,600
Under 2007 authorization	394,476	195,000	50,000

Total shares purchased	394,476	195,000	667,600

Aggregate amount (in thousands)	$10,746	$6,306	$23,558
Average price paid per share	$27.24	$32.34	$35.29
     Periodically, shares are purchased in the open market on behalf of participants relating to the Non-Qualified Savings Plan. Certain amounts are subsequently distributed or transferred to participants’ 401(k) accounts annually based on results of the plan’s non-discrimination testing results. Activities during each of the three years ended December 31 are summarized as follows:

	2009	2008	2007
Purchases:
Number of shares	1,916	6,874	4,596
Aggregate amount (in thousands)	$45	$234	$180

Distributions and transfers to 401(k) savings plan:
Number of shares	28,612	4,619	6,697
Aggregate amount (in thousands)	$553	$84	$112
12. Employee Benefit Plans
     The Cash America International, Inc. 401(k) Savings Plan is open to substantially all employees. Beginning January 1, 2006, new employees are automatically enrolled in this plan unless they elect not to participate. The Cash America International, Inc. Nonqualified Savings Plan is available to certain members of management. Participants may contribute up to 50% of their earnings to these plans subject to regulatory restrictions. The Company makes matching cash contributions of 50% of each participant’s contributions, based on participant contributions of up to 5% of compensation. Company contributions vest at the rate of 20% each year after one year of service; thus a participant is 100% vested after five years of service. The Company’s total contributions to the 401(k) Savings Plan and the Nonqualified Savings Plan were $2.8 million, $2.7 million and $2.3 million in 2009, 2008 and 2007, respectively.
     In addition to the plans mentioned above, the Company established a Supplemental Executive Retirement Plan (“SERP”) for its officers in 2003. Under this defined contribution plan, the Company makes an annual discretionary cash contribution to the SERP based on the objectives of the plan as approved by the Management Development and Compensation Committee of the Board of Directors. The Company recorded compensation expense of $0.8 million, $0.7 million and $0.7 million for contributions to the SERP during 2009, 2008 and 2007, respectively.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     The Nonqualified Savings Plan and the SERP are non-qualified tax-deferred plans. Benefits under the Nonqualified Savings Plan and the SERP are unfunded. The Company holds securities, including shares of the Company’s common stock, in a rabbi trust to pay benefits under these plans. The securities other than Company stock are classified as trading securities and the unrealized gains and losses on these securities are netted with the costs of the plans in administration expenses in the consolidated statements of income. The Company’s common stock held in the plan is included in treasury shares.
     Amounts included in the consolidated balance sheets relating to the Nonqualified Savings Plan and the SERP were as follows (in thousands):

	2009	2008
Other receivables and prepaid expenses	$5,159	$6,759
Accounts payable and accrued expenses	5,941	7,479
Other liabilities	600	1,114
Treasury shares	659	1,167
13. Derivative Instruments
     The Company periodically uses derivative financial instruments, such as interest rate cap agreements, for the purpose of managing interest rate exposures that exist from ongoing business operations. For derivatives designated as cash flow hedges, the effective portions of changes in the estimated fair value of the derivative are reported in other comprehensive income and are subsequently reclassified into earnings when the hedged item affects earnings. The change in the estimated fair value of the ineffective portion of the hedge, if any, will be recorded as income or expense. The estimated fair values of the interest rate cap agreements and net investment hedge in foreign operations are included in “Other receivables and prepaid expenses” and “Long-term debt,” respectively, of the accompanying consolidated balance sheets.
     On December 3, 2008, the Company entered into an interest rate cap agreement with a notional amount of $15.0 million to hedge the Company’s outstanding floating rate line of credit for a term of 36 months at a fixed rate of 3.25%. On March 27, 2009, the Company entered into an interest rate cap agreement with a notional amount of $15.0 million to hedge the Company’s outstanding floating rate line of credit for a term of 36 months at a fixed rate of 3.25%. These interest rate cap agreements have been determined to be perfectly effective cash flow hedges, pursuant to ASC 815-20-25, Derivatives and Hedging — Recognition at inception and on an ongoing basis.
     In May 2008, the Company entered into a line of credit facility of £7.5 million with a foreign commercial bank and designated the debt as a foreign currency hedging instrument of the Company’s net investment in its subsidiary that offers cash advances to residents of the United Kingdom. On October 28, 2009, the Company repaid the outstanding balance of £5.3 million (approximately $8.6 million).
     The Company periodically uses forward currency exchange contracts and foreign debt instruments to minimize risk of foreign currency exchange rate fluctuations. During 2009, the Company hedged an average amount of MXN 70.4 million to manage its advances denominated in Mexican pesos to its Mexico based pawn operations. The average exchange rate of the hedged transactions represented $5.2 million. As of December 31, 2009, the total amount hedged through forward contracts was MXN 116.9 million, with an equivalent value of $8.8 million. Any gain or loss resulting from these forward contracts is recorded as income or loss and is included in “Foreign currency transaction gain (loss)” in the Company’s consolidated statement of income. For the year ended December 31, 2009, the Company recorded losses of $0.5 million

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
related to these forward contracts. The Company does not currently manage its exposure to risk from foreign currency exchange rate fluctuations through the use of foreign exchange forward contracts in the currencies of the United Kingdom, Australia or Canada. As the Company’s foreign operations continue to grow, management will continue to evaluate and implement foreign exchange rate risk management strategies.

		Amount of Gain or (Loss)		Amount of Gain or
		Net of Tax, Recognized in		(Loss) Net of Tax,
		Other Comprehensive		Recognized in Income
Derivatives designated as hedges under ASC 815		Income on Derivative		on Derivative
Cash Flow Hedging		(Effective Portion)		(Ineffective Portion)
Relationships	Balance Sheet Location	2009	2008	2009	2008
Interest rate cap	Other receivables and prepaid expenses	$54	$(68)	$—	$—

Total		$54	$(68)	$—	$—

14. Stock-Based Compensation
     Under the equity compensation plan (the “Plan”) that the Company sponsors, it is authorized to issue 2,700,000 shares of Common Stock pursuant to “Awards” granted as incentive stock options (intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended), nonqualified stock options, restricted stock units, restricted stock, performance shares, stock appreciation rights or other stock-based awards. Since 2004 only restricted stock unit awards have been granted under the Plan. At December 31, 2009, 2,184,569 shares were available for future grants under the Plan.
     Historically, the Company has purchased its shares on the open market from time to time pursuant to an authorization from the Board of Directors of the Company and reissued those shares upon stock option exercises and stock unit conversions under its stock-based compensation plans. During 2009, 394,476 shares were purchased on the open market with an average purchase price of $27.24 per share.
     During 2009, 2008 and 2007, the Company received net proceeds totaling $1.6 million, $0.7 million $0.8 million from the exercise of stock options for 161,700, 56,805, and 69,854 shares, respectively.
     The Company received 25,582 shares, 23,901 shares and 9,794 shares during 2009, 2008 and 2007, respectively, of its common stock valued at approximately $0.5 million, $0.8 million and $0.4 million, respectively, as partial payment of taxes for shares issued under stock-based compensation plans. During 2009, the Company received 1,196 shares valued at approximately $39,000 as partial payment for the exercise of stock options.
Stock Options • While no stock options have been granted since April 2003, stock options currently outstanding under the Plans had original contractual terms of up to ten years with an exercise price equal to or greater than the fair market value of the stock at grant date. On their respective grant dates, these stock options had vesting periods ranging from one to seven years. However, the terms of options with the seven-year vesting periods and certain of the four-year and five-year vesting periods included provisions that accelerated vesting if specified share price appreciation criteria were met. All stock option expense had been recognized as of December 31, 2007.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     A summary of the Company’s stock option activity for each of the three years ended December 31 is as follows (shares in thousands):

	2009		2008		2007
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding at beginning of year	613	$9.42	670	$9.65	740	$9.76
Exercised	(162)	9.76	(57)	12.10	(70)	10.89

Outstanding at end of year	451	$9.29	613	$9.42	670	$9.65

Exercisable at end of year	451	$9.29	613	$9.42	670	$9.65

     Stock options outstanding and exercisable as of December 31, 2009, are summarized below (shares in thousands):

Options Outstanding				Options Exercisable
		Weighted	Weighted Average		Weighted
		Average	Years of		Average
Range of	Number	Exercise	Remaining	Number	Exercise
Exercise Prices	Outstanding	Price	Contractual Life	Exercisable	Price

$5.94 to $9.40	116	$7.80	2.0	116	$7.80
$9.41 to $12.63	335	9.81	1.4	335	9.81

$5.94 to $12.63	451	$9.29	1.6	451	$9.29

     The outstanding stock options (all exercisable) at December 31, 2009 had an aggregate intrinsic value of $11.6 million and the stock options exercised during 2009 had an aggregate intrinsic value of $3.0 million. Income tax benefits realized from the exercise of stock options for the year ended December 31, 2009, 2008 and 2007 were $1.1 million, $0.5 and $0.6 million, respectively. The portion of income tax benefits recorded as increases to additional paid-in capital was $1.1 million, $0.5 million and $0.6 million for the years ended December 31, 2009, 2008 and 2007, respectively, which represented the tax benefits realized upon exercise of stock options in excess of the amounts previously recognized as expense in the consolidated financial statements.
Restricted Stock Units • The Company has granted restricted stock units (“RSUs, or singularly, RSU”) to Company officers and to the non-management members of the Board of Directors annually since 2003. RSUs granted in December 2003 and January 2004 were granted under the 1994 Long-Term Incentive Plan; subsequent RSUs have been granted under the First Amended and Restated 2004 Long-Term Incentive Plan, as amended. Each vested RSU entitles the holder to receive a share of the common stock of the Company. For Company officers, the vested RSUs are to be issued upon vesting or, for certain awards, upon termination of employment with the Company. For directors, vested RSUs will be issued upon the director’s retirement from the Board. At December 31, 2009, the outstanding RSUs granted to Company officers had vesting periods ranging from two to 12 years, director RSUs had vesting periods ranging from one to four years. For purposes of ASC 718-10-30, the grant date fair value of RSUs is based on the Company’s closing stock price on the day before the grant date, and the grant date fair value of performance RSUs is based on the maximum amount of the award expected to be achieved. The amount attributable to RSU grants is amortized to expense over the vesting periods.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     Compensation expense totaling $3.2 million ($2.0 million net of related taxes), $3.3 million ($2.0 million net of related taxes) and $3.1 million ($2.0 million net of related taxes) was recognized for 2009, 2008 and 2007, respectively, for all of the above RSUs granted. Total unrecognized compensation cost related to RSUs at December 31, 2009 was $7.2 million, which will be recognized over a weighted average period of approximately 2.5 years.
     The following table summarizes the restricted stock unit activity during 2009, 2008 and 2007:

	2009		2008		2007
		Weighted		Weighted		Weighted
		Average		Average		Average
		Fair Value		Fair Value		Fair Value
		at Date of		at Date of		at Date of
	Units	Grant	Units	Grant	Units	Grant
Outstanding at beginning of year	490,737	$25.74	517,297	$25.21	471,029	$21.83
Units granted	185,639	18.05	198,710	29.85	87,739	$43.01
Shares issued	(118,550)	27.22	(90,546)	26.72	(35,076)	$24.47
Units forfeited	(10,950)	27.48	(134,724)	29.10	(6,395)	$24.94

Outstanding at end of year	546,876	$22.77	490,737	$25.74	517,297	$25.21

Units vested at end of year	192,987	$22.71	146,259	$22.51	163,807	$19.71

     The outstanding RSUs had an aggregate intrinsic value of $19.2 million and the outstanding vested RSUs had an aggregate intrinsic value of $6.7 million at December 31, 2009. Income tax benefits realized from the issuance of common stock for the vested RSUs for the year ended December 31, 2009, 2008 and 2007 were $0.9 million, $1.0 million and $0.5 million, respectively. During the year ended December 31, 2009, additional paid-in capital decreased by $0.3 million for the excess of income tax benefits previously recognized in the consolidated financial statements over the income tax benefits realized upon issuance of common stock. The portions of these income tax benefits recorded as increases to additional paid-in capital were $0.2 million for each of the years ended December 31, 2008 and 2007. The income tax benefits recorded as increases to additional paid-in capital represent the tax benefits realized upon issuance of common stock in excess of the amounts previously recognized in the consolidated financial statements.
15. Supplemental Disclosures of Cash Flow Information
     The following table sets forth certain cash and non-cash activities for the years ended December 31 (in thousands):

	2009	2008	2007
Cash paid during the year for:
Interest	$16,822	$19,491	$17,367
Income taxes	33,302	48,363	41,567
Non-cash investing and financing activities:
Pawn loans forfeited and transferred to merchandise held for disposition	$243,871	$234,605	$206,798
Pawn loans renewed	112,654	99,178	79,751
Cash advances renewed	334,566	355,148	300,826
Liabilities assumed in acquisitions	43	—	64
Fair value of shares paid for acquisition	—	7,890	—
Capitalized interest on software development	797	1,185	683

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16. Operating Segment Information
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
     The Company allocates corporate administrative expenses to each operating segment based on personnel expenses at each segment. Intercompany interest is allocated to each segment based on intercompany debt balances, including the initial investment in the subsidiary. An interest rate is calculated monthly based on the current month blended average rate on all outstanding debt.
     Information concerning the operating segments is set forth below (in thousands):

	Pawn	Cash	Check
Year Ended December 31, 2009	Lending (2)	Advance (3)	Cashing	Consolidated (4)
Revenue
Finance and service charges	$230,433	$745	$—	$231,178
Proceeds from disposition of merchandise	488,402	14,334	—	502,736
Cash advance fees	31,420	340,436	—	371,856
Check cashing fees, royalties and other	3,971	7,870	2,779	14,620

Total revenue	754,226	363,385	2,779	1,120,390
Cost of revenue — disposed merchandise	315,198	9,079	—	324,277

Net revenue	439,028	354,306	2,779	796,113

Expenses
Operations	236,405	122,541	1,181	360,127
Cash advance loss provision	7,109	123,707	—	130,816
Administration	42,721	44,246	962	87,929
Depreciation and amortization	28,822	12,543	224	41,589

Total expenses	315,057	303,037	2,367	620,461

Income from operations	$123,971	$51,269	$412	$175,652

Interest expense	$(5,512)	$(14,712)	$(583)	$(20,807)
Provision for income taxes	$43,218	$13,476	$86	$56,780
Expenditures for property and equipment(1)	$29,898	$13,998	$205	$44,101
As of December 31, 2009
Total assets	$781,346	$481,772	$6,537	$1,269,655
Goodwill	$206,635	$281,547	$5,310	$493,492

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Pawn	Cash	Check
Year Ended December 31, 2008	Lending (2)	Advance (3)	Cashing	Consolidated(4)
Revenue
Finance and service charges	$184,995	$—	$—	$184,995
Proceeds from disposition of merchandise	464,868	787	—	465,655
Cash advance fees	34,840	329,763	—	364,603
Check cashing fees, royalties and other	3,743	8,410	3,388	15,541

Total revenue	688,446	338,960	3,388	1,030,794
Cost of revenue — disposed merchandise	294,825	535	—	295,360

Net revenue	393,621	338,425	3,388	735,434

Expenses
Operations	215,122	114,334	1,288	330,744
Cash advance loss provision	9,903	130,820	—	140,723
Administration	40,134	34,358	1,118	75,610
Depreciation and amortization	23,679	15,733	239	39,651

Total expenses	288,838	295,245	2,645	586,728

Income from operations	$104,783	$43,180	$743	$148,706

Interest expense	$(6,565)	$(8,854)	$(574)	$(15,993)
Provision for income taxes	$37,180	$14,244	$193	$51,617
Expenditures for property and equipment(1)	$43,052	$13,918	$112	$57,082
As of December 31, 2008
Total assets	$726,747	$453,047	$6,716	$1,186,510
Goodwill	$205,009	$283,873	$5,310	$494,192

	Pawn	Cash	Check
Year Ended December 31, 2007	Lending (2)	Advance (3)	Cashing	Consolidated(4)
Revenue
Finance and service charges	$160,960	$—	$—	$160,960
Proceeds from disposition of merchandise	396,821	—	—	396,821
Cash advance fees	42,018	313,178	—	355,196
Check cashing fees, royalties and other	3,268	9,530	3,619	16,417

Total revenue	603,067	322,708	3,619	929,394
Cost of revenue — disposed merchandise	246,792	—	—	246,792

Net revenue	356,275	322,708	3,619	682,602

Expenses
Operations	198,526	109,186	1,270	308,982
Cash advance loss provision	14,985	140,253	—	155,238
Administration	26,988	24,801	959	52,748
Depreciation and amortization	20,750	10,988	387	32,125

Total expenses	261,249	285,228	2,616	549,093

Income from operations	$95,026	$37,480	$1,003	$133,509

Interest expense	$(6,522)	$(8,625)	$(874)	$(16,021)
Provision for income taxes	$34,886	$10,285	$248	$45,419
Expenditures for property and equipment(1)	$52,559	$17,389	$149	$70,097
As of December 31, 2007
Total assets	$593,514	$304,170	$6,960	$904,644
Goodwill	$143,556	$157,355	$5,310	$306,221

1)	Included in “Expenditures for property and equipment” for the Pawn Lending segment for the years ended December 31, 2009, 2008 and 2007 are substantially all of the capital expenditures for the development of the new proprietary point-of sale system software and

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

other general corporate investment expenditures. The Company may allocate these capital expenditures to other segments once the new point-of-sale system has been deployed.

2)	The Pawn Lending segment is composed of the Company’s domestic pawn lending operations and Prenda Fácil. The following table summarizes the results from each channel’s contributions to the Pawn Lending segment for the years ended December 31, 2009, 2008 and 2007. The average exchange rate of MXN (Mexican pesos) to USD was 13.493 for the year ending December 31, 2009 and 13.351 for the time period of December 16, 2008, to December 31, 2008:

			Total Pawn
Year Ended December 31, 2009	Domestic	Foreign	Lending
Revenue
Finance and service charges	$200,159	$30,274	$230,433
Proceeds from disposition of merchandise	488,402	—	488,402
Cash advance fees	31,420	—	31,420
Check cashing fees, royalties and other	3,562	409	3,971

Total revenue	723,543	30,683	754,226
Cost of revenue — disposed merchandise	315,198	—	315,198

Net revenue	408,345	30,683	439,028

Expenses
Operations	223,761	12,644	236,405
Cash advance loss provision	7,109	—	7,109
Administration	35,843	6,878	42,721
Depreciation and amortization	24,991	3,831	28,822

Total expenses	291,704	23,353	315,057

Income from operations	$116,641	$7,330	$123,971

As of December 31, 2009
Total Assets	$662,868	$118,478	$781,346

			Total Pawn
Year Ended December 31, 2008	Domestic	Foreign	Lending
Revenue
Finance and service charges	$183,672	$1,323	$184,995
Proceeds from disposition of merchandise	464,868	—	464,868
Cash advance fees	34,840	—	34,840
Check cashing fees, royalties and other	3,736	7	3,743

Total revenue	687,116	1,330	688,446
Cost of revenue — disposed merchandise	294,825	—	294,825

Net revenue	392,291	1,330	393,621

Expenses
Operations	214,697	425	215,122
Cash advance loss provision	9,903	—	9,903
Administration	39,794	340	40,134
Depreciation and amortization	23,623	56	23,679

Total expenses	288,017	821	288,838

Income from operations	$104,274	$509	$104,783

As of December 31, 2008
Total Assets	$626,080	$100,667	$726,747

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

			Total Pawn
Year Ended December 31, 2007	Domestic	Foreign	Lending
Revenue
Finance and service charges	$160,960	$—	$160,960
Proceeds from disposition of merchandise	396,821	—	396,821
Cash advance fees	42,018	—	42,018
Check cashing fees, royalties and other	3,268	—	3,268

Total revenue	603,067	—	603,067
Cost of revenue — disposed merchandise	246,792	—	246,792

Net revenue	356,275	—	356,275

Expenses
Operations	198,526	—	198,526
Cash advance loss provision	14,985	—	14,985
Administration	26,988	—	26,988
Depreciation and amortization	20,750	—	20,750

Total expenses	261,249	—	261,249

Income from operations	$95,026	$—	$95,026

As of December 31, 2007
Total Assets	$593,514	$—	$593,514

3)	The Cash Advance segment is composed of three channels — a multi-unit “storefront” platform, an online, internet based lending platform, and a card services business. The following table summarizes the results from each channel’s contributions to the cash advance segment for the years ended December 31, 2009, 2008 and 2007:

		Internet	Card	Total Cash
Year Ended December 31, 2009	Storefront	Lending	Services	Advance
Revenue
Finance and service charges	$745	$—	$—	$745
Proceeds from disposition of merchandise	14,334	—	—	14,334
Cash advance fees	86,577	241,268	12,591 (5)	340,436
Check cashing fees, royalties and other	6,752	1,109	9	7,870

Total revenue	108,408	242,377	12,600	363,385
Cost of revenue — disposed merchandise	9,079	—	—	9,079

Net revenue	99,329	242,377	12,600	354,306

Expenses
Operations	58,961	60,251	3,329	122,541
Cash advance loss provision	14,533	104,454	4,720	123,707
Administration	9,042	34,629	575	44,246
Depreciation and amortization	5,246	6,718	579	12,543

Total expenses	87,782	206,052	9,203	303,037

Income (loss) from operations	$11,547	$36,325	$3,397	$51,269

As of December 31, 2009
Total assets	$106,267	$338,218	$37,287	$481,772

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

		Internet	Card	Total Cash
Year Ended December 31, 2008	Storefront	Lending	Services	Advance
Revenue
Proceeds from disposition of merchandise	$787	$—	$—	$787
Cash advance fees	106,294	221,319	2,150 (5)	329,763
Check cashing fees, royalties and other	8,402	5	3	8,410

Total revenue	115,483	221,324	2,153	338,960
Cost of revenue — disposed merchandise	535	—	—	535

Net revenue	114,948	221,324	2,153	338,425

Expenses
Operations	69,887	42,619	1,828	114,334
Cash advance loss provision	23,650	106,189	981	130,820
Administration	9,944	24,062	352	34,358
Depreciation and amortization	10,499	5,061	173	15,733

Total expenses	113,980	177,931	3,334	295,245

Income (loss) from operations	$968	$43,393	$(1,181)	$43,180

As of December 31, 2008
Total assets	$109,609	$330,428	$13,010	$453,047

		Internet	Card	Total Cash
Year Ended December 31, 2007	Storefront	Lending	Services	Advance
Revenue
Cash advance fees	128,454	184,724	— (5)	313,178
Check cashing fees, royalties and other	9,525	5	—	9,530

Total revenue	137,979	184,729	—	322,708
Net revenue	137,979	184,729	—	322,708

Expenses
Operations	68,249	40,937	—	109,186
Cash advance loss provision	37,383	102,870	—	140,253
Administration	10,797	14,004	—	24,801
Depreciation and amortization	7,980	3,008	—	10,988

Total expenses	124,409	160,819	—	285,228

Income (loss) from operations	$13,570	$23,910	$—	$37,480

As of December 31, 2007
Total assets	$123,760	$180,410	$—	$304,170

(4)	The total revenue attributable to all of the Company’s foreign operations was $71.2 million, $24.5 million and $1.6 million in 2009, 2008 and 2007, respectively.

(5)	Cash advance fees for the card services channel include revenue from the Company’s participation interest in receivables originated by a third-party lender, as well as marketing, processing and other miscellaneous fee income. (Note: The Company commenced business in the card services channel in the third quarter of 2008.)
17. Pro Forma Financial Information (unaudited)
     The following unaudited pro forma financial information reflects the consolidated results of operations of the Company as if the Prenda Fácil acquisition had occurred on January 1, 2007. The unaudited pro forma financial information has been prepared for informational purposes only and does not purport to be indicative of what would have resulted had the acquisition occurred on the date indicated or what may result in the future (dollars in thousands, except per share data):

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31,
	2008		2007
	As Reported	Pro Forma (a)	As Reported	Pro Forma (a)
Total revenue	$1,030,794	$1,057,435	$929,394	$951,529
Net revenue	735,434	762,075	682,602	704,737
Total expenses	586,728	606,643	549,093	567,594

Net Income Attributable to Cash America International, Inc.	$81,140	$82,959	$79,346	$77,891

Net Income per share:
Basic	$2.77	$2.79	$2.68	$2.59
Diluted	$2.70	$2.72	$2.61	$2.53

(a)	Pro forma adjustments reflect:
i.	the inclusion of operating results of Creazione for the period January 1, 2008 through December 16, 2008, the date of acquisition, for the 2008 pro forma and the operating results of Creazione for the 12-month period ended December 31, 2007 for the 2007 pro forma;

ii.	the adjustments of depreciable asset bases and lives for property and equipment and amortization of intangible assets acquired by the Company;

iii.	the additional interest incurred in the acquisition of Creazione;

iv.	the tax effect of Creazione’s earnings and net pro forma adjustments at the Mexican statutory rate of 28%; and

v.	adjusted weighted average shares outstanding assuming January 1, 2007 issue of shares for the Creazione acquisition.
18. Fair Values of Financial Instruments
     The carrying amounts and estimated fair values of financial instruments at December 31, 2009 and 2008 were as follows (in thousands):

	2009		2008
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
Financial assets:
Cash and cash equivalents	$46,004	$46,004	$30,005	$30,005
Pawn loans	188,312	188,312	168,747	168,747
Cash advances, net	108,789	108,789	83,850	83,850
Interest rate cap	143	143	69	69
Financial liabilities:
Bank lines of credit	189,663	185,623	281,654	281,654
Senior unsecured notes	138,000	133,370	156,500	146,351
2009 Convertible Notes	101,520	178,825	—	—
     Cash and cash equivalents bear interest at market rates and have maturities of less than 90 days. Pawn loans have relatively short maturity periods depending on local regulations, generally 90 days or less. Cash advance loans generally have a loan term of seven to 45 days. Since cash and cash equivalents, pawn loans and cash advance loans have maturities of less than 90 days, their fair value approximates their carrying value. Finance and service charge rates are determined by regulations and bear no valuation relationship to the capital markets’ interest rate movements. Generally, pawn loans may only be resold to a licensed pawnbroker.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     The fair values of the Company’s long-term debt instruments are estimated based on market values for debt issues with similar characteristics or rates currently available for debt with similar terms. The Company’s senior unsecured notes have a lower fair market value than the carrying value due to the difference in yield when compared to recent issuances of similar senior unsecured notes. The 2009 Convertible notes have a higher fair value than carrying value due to the Company’s stock price as of December 31, 2009 exceeding the applicable conversion price for the 2009 Convertible Notes, thereby increasing the value of the instrument for bondholders.
19. Fair Value Measurements
     The Company adopted the provisions of ASC 820-10, Fair Value Measurements and Disclosures, on January 1, 2008 for financial assets and liabilities, and on January 1, 2009 for non-financial assets that are recognized or disclosed in the financial statements on a nonrecurring basis. The adoption of this pronouncement did not have a material effect on the Company’s financial position or results of operations. ASC 820-10-05, Overview and Background, defines fair value to be the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date and emphasizes that fair value is a market-based measurement, not an entity-specific measurement. It establishes a fair value hierarchy and expands disclosures about fair value measurements in both interim and annual periods. ASC 820-10-50, Disclosure (“ASC 820-10-50”), enables the reader of the financial statements to assess the inputs used to develop fair value measurements by establishing a hierarchy for ranking the quality and reliability of the information used to determine fair values. ASC 820-10-50 requires assets and liabilities carried at fair value to be classified and disclosed in one of the following three categories:
Level 1: Quoted market prices in active markets for identical assets or liabilities.
Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data.
Level 3: Unobservable inputs that are not corroborated by market data.
     The Company’s financial assets that are measured at fair value on a recurring basis as of December 31, 2009 and 2008 are as follows (in thousands):

	December 31,	Fair Value Measurements Using
	2009	Level 1	Level 2	Level 3
Financial assets:
Interest rate cap	$143	$—	$143	$—
Nonqualified savings plan assets	5,159	5,159	—	—

Total	$5,302	$5,159	$143	$—

	December 31,	Fair Value Measurements Using
	2008	Level 1	Level 2	Level 3
Financial assets:
Interest rate cap	$69	$—	$69	$—
Nonqualified savings plan assets	6,759	6,759	—	—

Total	$6,828	$6,759	$69	$—

     The Company measures the value of its interest rate cap under Level 2 inputs as defined by ASC 820. The Company relies on a mark to market valuation based on yield curves using observable market interest rates for the interest rate cap. The fair value of the nonqualified savings plan assets are measured under a

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Level 1 input. These assets are publicly traded equity securities for which market prices are readily observable.
20. Gain on Sale of Foreign Notes
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
21. Quarterly Financial Data (Unaudited)
     The Company’s operations are subject to seasonal fluctuations. Net income tends to be highest during the first and fourth calendar quarters, when the average amount of pawn loans and cash advance balances are typically the highest and merchandise disposition activities are typically heavier compared to the other two quarters. The following is a summary of the quarterly results of operations for the years ended December 31, 2009 and 2008 (in thousands, except per share data):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2009
Total revenue	$268,091	$252,381	$276,221	$323,697
Cost of revenue	82,502	71,534	75,542	94,699
Net revenue	185,589	180,847	200,679	228,998
Net income attributable to Cash America International, Inc.	23,910	16,607	22,478	33,683
Diluted net income per share (1)	$0.79	$0.54	$0.73	$1.09

Diluted weighted average common shares	30,419	30,515	30,698	31,013

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2008
Total revenue	$250,934	$247,979	$252,150	$279,731
Cost of revenue	71,516	66,741	68,033	89,070
Net revenue	179,418	181,238	184,117	190,661
Net income attributable to Cash America International, Inc.	25,811	20,137	18,925	16,267
Diluted net income per share (1)	$0.86	$0.67	$0.63	$0.54

Diluted weighted average common shares	29,995	30,094	30,035	30,074

(1)	The sum of the quarterly net income per share amounts may not total to each full year amount because these computations are made independently for each quarter and for the full year and take into account the weighted average number of common shares outstanding for each period, including the effect of dilutive securities for that period.
22. Subsequent Events
     On January 28, 2010, the Company issued and sold $25.0 million aggregate principal amount of its 7.26% senior unsecured notes (the “Notes”) due January 28, 2017 in a private placement pursuant to a note purchase agreement dated January 28, 2010 by and among the Company and certain purchasers listed therein (the “Note Purchase Agreement”). The Notes are senior unsecured obligations of the Company. The Notes are payable in five annual installments of $5.0 million beginning January 28, 2013. In addition, the Company may, at its option, prepay all or a minimum portion of $1.0 million of the Notes at a price equal to the principal amount thereof plus a make-whole premium and accrued interest. The Notes are guaranteed by all of the Company’s U.S. subsidiaries. The Company will use a portion of the net proceeds of the offering to repay existing indebtedness, including outstanding balances under its USD Line of Credit. The remaining portion will be used for general corporate purposes.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     None.

ITEM 9A.	CONTROLS AND PROCEDURES
     Under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, management of the Company has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or “the Exchange Act”) as of December 31, 2009 (“Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective (i) to ensure that information required to be disclosed in reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms; and (ii) to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.
     The Report of Management on Internal Control Over Financial Reporting is included in Item 8 of this Annual Report on Form 10-K. There was no change in the Company’s internal control over financial reporting during the quarter ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
     The Company’s management, including its Chief Executive Officer and Chief Financial Officer, does not expect that the Company’s disclosure controls and procedures or internal controls will prevent all possible error and fraud. The Company’s disclosure controls and procedures are, however, designed to provide reasonable assurance of achieving their objectives.

ITEM 9B.	OTHER INFORMATION
     None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
     Information required by this Item 10 with respect to directors, the Audit Committee of the Board of Directors and Audit Committee financial experts is incorporated into this report by reference to the Company’s Proxy Statement for the 2010 Annual Meeting of Shareholders (the “Proxy Statement”), and in particular to the information in the Proxy Statement under the captions “Election of Directors,” “Committees of the Board of Directors and Meetings” and “Director Nominations—Qualifications.” The Company plans to file the Proxy Statement within 120 days after December 31, 2009. Information regarding Section 16(a) compliance is incorporated into this report by reference to the information contained under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement.
     Information concerning executive officers is contained in this report under “Item 1. Business—Executive Officers of the Registrant.”
     The Company has adopted a Code of Business Conduct and Ethics that applies to all of its directors, officers, and employees. This Code is publicly available on the Company’s website at www.cashamerica.com in the Investor Relations section under “Corporate Governance Documents.” Amendments to this Code and any grant of a waiver from a provision of the Code requiring disclosure under applicable Securities and Exchange Commission rules will be disclosed on the Company’s website. These materials may also be requested in print and without charge by writing to the Company’s Secretary at Cash America International, Inc., 1600 West 7th Street, Fort Worth, Texas 76102.

ITEM 11.	EXECUTIVE COMPENSATION
     Information contained under the caption “Executive Compensation” in the Proxy Statement is incorporated into this report by reference in response to this Item 11.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
     Information contained under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the Proxy Statement is incorporated into this report by reference in response to this Item 12.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
     Information contained under the captions “Board Structure, Corporate Governance Matters and Director Compensation—Transactions with Related Persons” and “Board Structure, Corporate Governance Matters and Director Compensation—Committees of the Board of Directors and Meetings” in the Proxy Statement is incorporated into this report by reference in response to this Item 13.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
     Information contained under the caption “Ratification of Independent Registered Public Accounting Firm” in the Proxy Statement is incorporated into this report by reference in response to this Item 14.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES
The following consolidated financial statements and schedule are filed in Item 8 of Part II of this report:

Exhibits:

		Incorporated by Reference
Exhibit					Filing	Filed
No.	Exhibit Description	Form	File No.	Exhibit	Date	Herewith
2.1	Securities Purchase Agreement dated December 11, 2008 by and among Creazione Estilo, S.A. de C.V., SOFOM, E.N.R., a Mexican sociedad anónima de capital variable, sociedad financiera de objeto múltiple, entidad no regulada (“Creazione”), Cash America of Mexico, Inc., Capital International S.à.r.l., St. Claire, S.A. de C.V., a Mexican sociedad anónima de capital variable (“St. Claire”), the Seller Parties set forth therein, INVECAMEX, S.A. de C.V., a Mexican sociedad anónima de capital variable (“INVECAMEX”) and Cash America International, Inc. (the “Company”) (1)	8-K	001-09733	2.1	12/17/08

2.2	First Amendment dated December 15, 2008 to Securities Purchase Agreement dated December 11, 2008 by and among Creazione, Cash America of Mexico, Inc., Capital International S.à.r.l., St. Claire, the Seller Parties set forth therein, INVECAMEX and the Company (1)	8-K	001-09733	2.2	12/17/08

2.3	Option Agreement dated December 11, 2008 between Cash America of Mexico, Inc. and St. Claire (1)	8-K	001-09733	2.3	12/17/08

2.4	First Amendment dated December 15, 2008 to Option Agreement dated December 11, 2008 between Cash America of Mexico, Inc. and St. Claire (1)	8-K	001-09733	2.4	12/17/08

2.5	Asset Purchase Agreement dated July 9, 2006 by and among the Company and The Check Giant, LLC and its subsidiaries and members	8-K	001-09733	2.1	7/10/06

2.6	Amendment Number One dated September 15, 2006 to the Asset Purchase Agreement dated July 9, 2006 by and among the Company and The Check Giant, LLC and its subsidiaries and members	8-K	001-09733	2.1	9/21/06

2.7	Amendment No. 2 dated May 4, 2007 to the Asset Purchase Agreement by and among Cash America Net Holdings, LLC and certain of its subsidiaries (as successors in interest to the Company) and The Check Giant, LLC, its subsidiaries and members	10-Q	001-09733	2.1	5/4/07

2.8	Amendment No. 3 dated October 31, 2008 to the Asset Purchase Agreement dated July 9, 2006 by and among Cash America Net Holdings, LLC and certain of its subsidiaries and The Check Giant, LLC, its subsidiaries and members	10-Q	001-09733	2.1	10/31/08

3.1	Articles of Incorporation of Cash America Investments, Inc. filed in the office of the Secretary of State of Texas on October 4, 1984	S-1	33-10752	3.1	12/11/86

3.2	Articles of Amendment to the Articles of Incorporation of Cash America Investments, Inc. filed in the office of the Secretary of State of Texas on October 26, 1984	S-1	33-10752	3.2	12/11/86

		Incorporated by Reference
Exhibit					Filing	Filed
No.	Exhibit Description	Form	File No.	Exhibit	Date	Herewith
3.3	Articles of Amendment to the Articles of Incorporation of Cash America Investments, Inc. filed in the office of the Secretary of State of Texas on September 24, 1986	S-1	33-10752	3.3	12/11/86

3.4	Articles of Amendment to the Articles of Incorporation of Cash America Investments, Inc. filed in the office of the Secretary of State of Texas on September 30, 1987	S-4/A	33-17275	3.4	10/08/87

3.5	Articles of Amendment to the Articles of Incorporation of Cash America Investments, Inc. filed in the office of the Secretary of State of Texas on April 23, 1992 to change the Company’s name to “Cash America International, Inc.”	10-K	001-09733	3.5	03/29/93

3.6	Articles of Amendment to the Articles of Incorporation of the Company filed in Office of the Secretary of State of Texas on May 21, 1993	10-K	001-09733	3.6	3/30/94

3.7	Amended and Restated Bylaws of the Company effective January 1, 2010	8-K	001-09733	3.1	10/27/09

4.1	Form of Stock Certificate	10-K	001-09733	4.1	03/29/93

4.2	Indenture dated May 19, 2009 between the Company and Wells Fargo Bank, National Association as trustee	8-K	001-09733	4.1	5/19/09

10.1	First Amended and Restated Credit Agreement among the Company, Wells Fargo Bank, National Association, and certain lenders named therein dated as of February 24, 2005 (1)	10-Q	001-09733	10.1	10/22/09

10.2	First Amendment dated as of March 16, 2007 to the First Amended and Restated Credit Agreement dated as of February 24, 2005 among the Company, Wells Fargo Bank, National Association and certain lenders named therein	8-K	001-09733	10.1	3/22/07

10.3	Commitment Increase Agreement dated as of February 29, 2008 to the First Amended and Restated Credit Agreement dated as of February 24, 2005 among the Company, Wells Fargo Bank, National Association, and certain lenders named therein	8-K	001-09733	10.1	3/5/08

10.4	Second Amendment dated as of June 30, 2008 to the First Amended and Restated Credit Agreement dated as of February 24, 2005 among the Company, Wells Fargo Bank, National Association, and certain lenders named therein	8-K	001-09733	10.2	7/7/08

10.5	Third Amendment dated November 21, 2008 to First Amended and Restated Credit Agreement dated as of February 24, 2005 among the Company, Wells Fargo Bank, National Association, and certain lenders named therein	10-Q	001-09733	10.2	10/22/09

10.6	Credit Agreement dated November 21, 2008 among the Company, Wells Fargo Bank, National Association, and certain lenders named therein (1)	10-Q	001-09733	10.3	10/22/09

		Incorporated by Reference
Exhibit					Filing	Filed
No.	Exhibit Description	Form	File No.	Exhibit	Date	Herewith
10.7	Note Agreement dated as of December 28, 2005 among the Company and the purchasers named therein for the issuance of the Company’s 6.12% Senior Notes due December 28, 2015 in the aggregate principal amount of $40,000,000 (1)	10-Q	001-09733	10.4	10/22/09

10.8	Amendment No. 1 dated December 11, 2008 to Note Agreement dated as of December 28, 2005 among the Company and the purchasers named therein	10-Q	001-09733	10.5	10/22/09

10.9	Note Purchase Agreement dated as of December 19, 2006 among the Company and the purchasers named therein for the issuance of the Company’s 6.09% Series A Senior Notes due December 19, 2016 in the aggregate principal amount of $35,000,000 and 6.21% Series B Senior Notes due December 19, 2021 in the aggregate principal amount of $25,000,000	8-K	001-09733	10.1	12/22/06

10.10	Amendment No. 1 dated December 11, 2008 to Note Purchase Agreement dated as of December 19, 2006 among the Company and the purchasers named therein	10-Q	001-09733	10.6	10/22/09

10.11	Note Purchase Agreement dated January 28, 2010 among the Company and the purchasers named therein for the issuance of the Company’s 7.26% Senior Notes due January 28, 2017 in the aggregate principal amount of $25,000,000 (1)	8-K	001-09733	10.1	2/3/10

10.12	Executive Employment Agreement dated May 1, 2008 by and among the Company, Cash America Management L.P., a wholly-owned subsidiary of the Company, and Daniel R. Feehan *	8-K	001-09733	10.1	5/6/08

10.13	Amendment dated December 24, 2008 to Employment Agreement by and among the Company, Cash America Management L.P., a wholly-owned subsidiary of the Company, and Daniel R. Feehan *	10-K	001-09733	10.24	02/27/09

10.14	Form of Executive Change-in-Control Severance Agreement between the Company, its Division Presidents and each of its Executive Vice Presidents *	10-K	001-09733	10.31	03/02/04

10.15	Form of Amendment dated December 24, 2008 to Executive Change-in-Control Severance Agreement dated December 22, 2003 between the Company, its Division Presidents and each of its Executive Vice Presidents *	10-K	001-09733	10.22	2/27/09

10.16	Executive Change-in-Control Severance Agreement dated October 23, 2008 between the Company and Timothy S. Ho *	10-Q	001-09733	10.1	10/31/08

10.17	Separation of Employment Agreement dated June 30, 2008 between the Company and Jerry A. Wackerhagen *	10-Q	001-09733	10.3	7/25/08

10.18	Retirement and Separation of Employment Agreement dated January 16, 2009 between Primary Payment Solutions, LLC, a wholly owned subsidiary of the Company, and James H. Kauffman *	10-K	001-09733	10.27	2/27/09

		Incorporated by Reference
Exhibit					Filing	Filed
No.	Exhibit Description	Form	File No.	Exhibit	Date	Herewith
10.19	Retirement and Separation of Employment Agreement dated January 16, 2009 between Cash America Management L.P., a wholly owned subsidiary of the Company, and Michael D. Gaston *	10-K	001-09733	10.28	2/27/09

10.20	Separation of Employment Agreement dated January 16, 2009 between Cash America Management LP, a wholly owned subsidiary of the Company, and John A. McDorman *	10-Q	001-09733	10.1	5/4/09

10.21	Cash America International, Inc. 1994 Long-Term Incentive Plan *	10-K	001-09733	10.5	03/29/95

10.22	Cash America International, Inc. First Amended and Restated 2004 Long-Term Incentive Plan, as amended *	8-K	001-09733	10.1	4/28/09

10.23	Form of 2009 Long-Term Incentive Plan Award Agreement for Executive Officers under the Cash America International, Inc. 2004 Long-Term Incentive Plan * (1)	10-Q	001-09733	10.3	5/4/09

10.24	Form of 2009 Restricted Stock Unit Award Agreement for Non-Employee Directors under the First Amended and Restated Cash America International, Inc. 2004 Long-Term Incentive Plan, as amended *	10-Q	001-09733	10.3	7/24/09

10.25	First form of 2008 Long Term Incentive Plan Agreement under the Cash America International, Inc. 2004 Long-Term Incentive Plan* (1)	10-Q	001-09733	10.1	4/28/08

10.26	Second form of 2008 Long Term Incentive Plan Agreement under the Cash America International, Inc. 2004 Long-Term Incentive Plan * (1)	10-Q	001-09733	10.2	4/28/08

10.27	Form of 2008 Restricted Stock Unit Special Award Agreement under the Cash America International, Inc. 2004 Long-Term Incentive Plan *	10-Q	001-09733	10.3	4/28/08

10.28	Form of 2007 Long Term Incentive Plan Agreement under the Cash America International, Inc. 2004 Long-Term Incentive Plan *	10-Q	001-09733	10.1	5/4/07

10.29	Cash America International, Inc. 2008 Long Term Incentive Plan for Cash America Net Holdings, LLC *	8-K	001-09733	10.2	4/28/09

10.30	Form of Unit Award Certificate for Employees under the Cash America International, Inc. 2008 Long-Term Incentive Plan for Cash America Net Holdings, LLC *	10-Q	001-09733	10.4	7/24/09

10.31	Cash America Net Holdings, LLC First Amended and Restated 2007 Long-Term Incentive Plan*					X

10.32	Unit Award Certificate for Timothy S. Ho under the Cash America Net Holdings, LLC 2007 Long-Term Incentive Plan *					X

10.33	Cash America International, Inc. Supplemental Executive Retirement Plan, as amended and restated effective January 1, 2009 *	10-K	001-09733	10.32	2/27/09

10.34	Cash America International, Inc. Nonqualified Savings Plan, as amended and restated effective January 1, 2009 *	10-K	001-09733	10.33	2/27/09

Incorporated by Reference
Exhibit					Filing	Filed
No.	Exhibit Description	Form	File No.	Exhibit	Date	Herewith
10.35	First Amendment to the Cash America International, Inc. Senior Executive Bonus Plan dated January 28, 2009 *	10-K	001-09733	10.34	2/27/09

10.36	Cash America International, Inc. Senior Executive Bonus Plan *	DEF 14A	001-09733	1	3/29/07

10.37	Cash America International, Inc. Severance Pay Plan For Executives dated December 31, 2008 *	8-K	001-09733	10.1	1/22/09

21	Subsidiaries of the Company					X

23	Consent of PricewaterhouseCoopers LLP					X

31.1	Certification of Chief Executive Officer					X

31.2	Certification of Chief Financial Officer					X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

*	Indicates management contract or compensatory plan, contract or arrangement.

(1)	Pursuant to 17 CFR 240.24b-2, portions of this exhibit have been omitted and have been filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CASH AMERICA INTERNATIONAL, INC.
Date: February 26, 2010	By:	/s/ DANIEL R. FEEHAN
Daniel R. Feehan
Chief Executive Officer and President

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JACK R. DAUGHERTY Jack R. Daugherty	Chairman of the Board of Directors	February 26, 2010

/s/ DANIEL R. FEEHAN Daniel R. Feehan	Chief Executive Officer, President and Director (Principal Executive Officer)	February 26, 2010

/s/ THOMAS A. BESSANT, JR. Thomas A. Bessant, Jr.	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 26, 2010

/s/ DANIEL E. BERCE Daniel E. Berce	Director	February 26, 2010

/s/ ALBERT GOLDSTEIN Albert Goldstein	Director	February 26, 2010

/s/ JAMES H. GRAVES James H. Graves	Director	February 26, 2010

/s/ B. D. HUNTER B. D. Hunter	Director	February 26, 2010

/s/ TIMOTHY J. McKIBBEN Timothy J. McKibben	Director	February 26, 2010

/s/ ALFRED M. MICALLEF Alfred M. Micallef	Director	February 26, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON FINANCIAL STATEMENT SCHEDULE
To the Board of Directors and Stockholders of
Cash America International, Inc.
Our audits of the consolidated financial statements and of the effectiveness of internal control over financial reporting referred to in our report dated February 26, 2010 appearing in the 2009 Annual Report to Shareholders of Cash America International, Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 15 of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.
/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Fort Worth, Texas
February 26, 2010

SCHEDULE II
CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
For the Three Years Ended December 31, 2009
(dollars in thousands)

		Additions
	Balance at	Charged				Balance at
	Beginning of	to	Charged			End of
Description	Period	Expense	to Other	Deductions		Period
Allowance for valuation of inventory

Year Ended:
December 31, 2009	$700	$—	$—	$—		$700
December 31, 2008	$2,000	$—	$—	$1,300	(a)	$700
December 31, 2007	$1,870	$130	$—	$—		$2,000

Allowance for valuation of discontinued operations(b)

Year Ended:
December 31, 2009	$28	$—	$—	$28		$—
December 31, 2008	$272	$5	$—	$249		$28
December 31, 2007	$255	$9	$—	$(8)		$272

(a)	Deducted from allowance for the Company’s modifications to its methodology for assessing the reasonableness of its inventory allowance. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion.

(b)	Represents amounts related to business discontinued in 2001.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit					Filing	Filed
No.	Exhibit Description	Form	File No.	Exhibit	Date	Herewith
2.1	Securities Purchase Agreement dated December 11, 2008 by and among Creazione Estilo, S.A. de C.V., SOFOM, E.N.R., a Mexican sociedad anónima de capital variable, sociedad financiera de objeto múltiple, entidad no regulada (“Creazione”), Cash America of Mexico, Inc., Capital International S.à.r.l., St. Claire, S.A. de C.V., a Mexican sociedad anónima de capital variable (“St. Claire”), the Seller Parties set forth therein, INVECAMEX, S.A. de C.V., a Mexican sociedad anónima de capital variable (“INVECAMEX”) and Cash America International, Inc. (the “Company”) (1)	8-K	001-09733	2.1	12/17/08

2.2	First Amendment dated December 15, 2008 to Securities Purchase Agreement dated December 11, 2008 by and among Creazione, Cash America of Mexico, Inc., Capital International S.à.r.l., St. Claire, the Seller Parties set forth therein, INVECAMEX and the Company (1)	8-K	001-09733	2.2	12/17/08

2.3	Option Agreement dated December 11, 2008 between Cash America of Mexico, Inc. and St. Claire (1)	8-K	001-09733	2.3	12/17/08

2.4	First Amendment dated December 15, 2008 to Option Agreement dated December 11, 2008 between Cash America of Mexico, Inc. and St. Claire (1)	8-K	001-09733	2.4	12/17/08

2.5	Asset Purchase Agreement dated July 9, 2006 by and among the Company and The Check Giant, LLC and its subsidiaries and members	8-K	001-09733	2.1	7/10/06

2.6	Amendment Number One dated September 15, 2006 to the Asset Purchase Agreement dated July 9, 2006 by and among the Company and The Check Giant, LLC and its subsidiaries and members	8-K	001-09733	2.1	9/21/06

2.7	Amendment No. 2 dated May 4, 2007 to the Asset Purchase Agreement by and among Cash America Net Holdings, LLC and certain of its subsidiaries (as successors in interest to the Company) and The Check Giant, LLC, its subsidiaries and members	10-Q	001-09733	2.1	5/4/07

2.8	Amendment No. 3 dated October 31, 2008 to the Asset Purchase Agreement dated July 9, 2006 by and among Cash America Net Holdings, LLC and certain of its subsidiaries and The Check Giant, LLC, its subsidiaries and members	10-Q	001-09733	2.1	10/31/08

3.1	Articles of Incorporation of Cash America Investments, Inc. filed in the office of the Secretary of State of Texas on October 4, 1984	S-1	33-10752	3.1	12/11/86

3.2	Articles of Amendment to the Articles of Incorporation of Cash America Investments, Inc. filed in the office of the Secretary of State of Texas on October 26, 1984	S-1	33-10752	3.2	12/11/86

		Incorporated by Reference
Exhibit					Filing	Filed
No.	Exhibit Description	Form	File No.	Exhibit	Date	Herewith
3.3	Articles of Amendment to the Articles of Incorporation of Cash America Investments, Inc. filed in the office of the Secretary of State of Texas on September 24, 1986	S-1	33-10752	3.3	12/11/86

3.4	Articles of Amendment to the Articles of Incorporation of Cash America Investments, Inc. filed in the office of the Secretary of State of Texas on September 30, 1987	S-4/A	33-17275	3.4	10/08/87

3.5	Articles of Amendment to the Articles of Incorporation of Cash America Investments, Inc. filed in the office of the Secretary of State of Texas on April 23, 1992 to change the Company’s name to “Cash America International, Inc.”	10-K	001-09733	3.5	03/29/93

3.6	Articles of Amendment to the Articles of Incorporation of the Company filed in Office of the Secretary of State of Texas on May 21, 1993	10-K	001-09733	3.6	3/30/94

3.7	Amended and Restated Bylaws of the Company effective January 1, 2010	8-K	001-09733	3.1	10/27/09

4.1	Form of Stock Certificate	10-K	001-09733	4.1	03/29/93

4.2	Indenture dated May 19, 2009 between the Company and Wells Fargo Bank, National Association as trustee	8-K	001-09733	4.1	5/19/09

10.1	First Amended and Restated Credit Agreement among the Company, Wells Fargo Bank, National Association, and certain lenders named therein dated as of February 24, 2005 (1)	10-Q	001-09733	10.1	10/22/09

10.2	First Amendment dated as of March 16, 2007 to the First Amended and Restated Credit Agreement dated as of February 24, 2005 among the Company, Wells Fargo Bank, National Association and certain lenders named therein	8-K	001-09733	10.1	3/22/07

10.3	Commitment Increase Agreement dated as of February 29, 2008 to the First Amended and Restated Credit Agreement dated as of February 24, 2005 among the Company, Wells Fargo Bank, National Association, and certain lenders named therein	8-K	001-09733	10.1	3/5/08

10.4	Second Amendment dated as of June 30, 2008 to the First Amended and Restated Credit Agreement dated as of February 24, 2005 among the Company, Wells Fargo Bank, National Association, and certain lenders named therein	8-K	001-09733	10.2	7/7/08

10.5	Third Amendment dated November 21, 2008 to First Amended and Restated Credit Agreement dated as of February 24, 2005 among the Company, Wells Fargo Bank, National Association, and certain lenders named therein	10-Q	001-09733	10.2	10/22/09

10.6	Credit Agreement dated November 21, 2008 among the Company, Wells Fargo Bank, National Association, and certain lenders named therein (1)	10-Q	001-09733	10.3	10/22/09

		Incorporated by Reference
Exhibit					Filing	Filed
No.	Exhibit Description	Form	File No.	Exhibit	Date	Herewith
10.7	Note Agreement dated as of December 28, 2005 among the Company and the purchasers named therein for the issuance of the Company’s 6.12% Senior Notes due December 28, 2015 in the aggregate principal amount of $40,000,000 (1)	10-Q	001-09733	10.4	10/22/09

10.8	Amendment No. 1 dated December 11, 2008 to Note Agreement dated as of December 28, 2005 among the Company and the purchasers named therein	10-Q	001-09733	10.5	10/22/09

10.9	Note Purchase Agreement dated as of December 19, 2006 among the Company and the purchasers named therein for the issuance of the Company’s 6.09% Series A Senior Notes due December 19, 2016 in the aggregate principal amount of $35,000,000 and 6.21% Series B Senior Notes due December 19, 2021 in the aggregate principal amount of $25,000,000	8-K	001-09733	10.1	12/22/06

10.10	Amendment No. 1 dated December 11, 2008 to Note Purchase Agreement dated as of December 19, 2006 among the Company and the purchasers named therein	10-Q	001-09733	10.6	10/22/09

10.11	Note Purchase Agreement dated January 28, 2010 among the Company and the purchasers named therein for the issuance of the Company’s 7.26% Senior Notes due January 28, 2017 in the aggregate principal amount of $25,000,000 (1)	8-K	001-09733	10.1	2/3/10

10.12	Executive Employment Agreement dated May 1, 2008 by and among the Company, Cash America Management L.P., a wholly-owned subsidiary of the Company, and Daniel R. Feehan *	8-K	001-09733	10.1	5/6/08

10.13	Amendment dated December 24, 2008 to Employment Agreement by and among the Company, Cash America Management L.P., a wholly-owned subsidiary of the Company, and Daniel R. Feehan *	10-K	001-09733	10.24	02/27/09

10.14	Form of Executive Change-in-Control Severance Agreement between the Company, its Division Presidents and each of its Executive Vice Presidents *	10-K	001-09733	10.31	03/02/04

10.15	Form of Amendment dated December 24, 2008 to Executive Change-in-Control Severance Agreement dated December 22, 2003 between the Company, its Division Presidents and each of its Executive Vice Presidents *	10-K	001-09733	10.22	2/27/09

10.16	Executive Change-in-Control Severance Agreement dated October 23, 2008 between the Company and Timothy S. Ho *	10-Q	001-09733	10.1	10/31/08

10.17	Separation of Employment Agreement dated June 30, 2008 between the Company and Jerry A. Wackerhagen *	10-Q	001-09733	10.3	7/25/08

10.18	Retirement and Separation of Employment Agreement dated January 16, 2009 between Primary Payment Solutions, LLC, a wholly owned subsidiary of the Company, and James H. Kauffman *	10-K	001-09733	10.27	2/27/09

		Incorporated by Reference
Exhibit					Filing	Filed
No.	Exhibit Description	Form	File No.	Exhibit	Date	Herewith
10.19	Retirement and Separation of Employment Agreement dated January 16, 2009 between Cash America Management L.P., a wholly owned subsidiary of the Company, and Michael D. Gaston *	10-K	001-09733	10.28	2/27/09

10.20	Separation of Employment Agreement dated January 16, 2009 between Cash America Management LP, a wholly owned subsidiary of the Company, and John A. McDorman *	10-Q	001-09733	10.1	5/4/09

10.21	Cash America International, Inc. 1994 Long-Term Incentive Plan *	10-K	001-09733	10.5	03/29/95

10.22	Cash America International, Inc. First Amended and Restated 2004 Long-Term Incentive Plan, as amended *	8-K	001-09733	10.1	4/28/09

10.23	Form of 2009 Long-Term Incentive Plan Award Agreement for Executive Officers under the Cash America International, Inc. 2004 Long-Term Incentive Plan * (1)	10-Q	001-09733	10.3	5/4/09

10.24	Form of 2009 Restricted Stock Unit Award Agreement for Non-Employee Directors under the First Amended and Restated Cash America International, Inc. 2004 Long-Term Incentive Plan, as amended *	10-Q	001-09733	10.3	7/24/09

10.25	First form of 2008 Long Term Incentive Plan Agreement under the Cash America International, Inc. 2004 Long-Term Incentive Plan* (1)	10-Q	001-09733	10.1	4/28/08

10.26	Second form of 2008 Long Term Incentive Plan Agreement under the Cash America International, Inc. 2004 Long-Term Incentive Plan * (1)	10-Q	001-09733	10.2	4/28/08

10.27	Form of 2008 Restricted Stock Unit Special Award Agreement under the Cash America International, Inc. 2004 Long-Term Incentive Plan *	10-Q	001-09733	10.3	4/28/08

10.28	Form of 2007 Long Term Incentive Plan Agreement under the Cash America International, Inc. 2004 Long-Term Incentive Plan *	10-Q	001-09733	10.1	5/4/07

10.29	Cash America International, Inc. 2008 Long Term Incentive Plan for Cash America Net Holdings, LLC *	8-K	001-09733	10.2	4/28/09

10.30	Form of Unit Award Certificate for Employees under the Cash America International, Inc. 2008 Long-Term Incentive Plan for Cash America Net Holdings, LLC *	10-Q	001-09733	10.4	7/24/09

10.31	Cash America Net Holdings, LLC First Amended and Restated 2007 Long-Term Incentive Plan*					X

10.32	Unit Award Certificate for Timothy S. Ho under the Cash America Net Holdings, LLC 2007 Long-Term Incentive Plan *					X

10.33	Cash America International, Inc. Supplemental Executive Retirement Plan, as amended and restated effective January 1, 2009 *	10-K	001-09733	10.32	2/27/09

10.34	Cash America International, Inc. Nonqualified Savings Plan, as amended and restated effective January 1, 2009 *	10-K	001-09733	10.33	2/27/09

Incorporated by Reference
Exhibit					Filing	Filed
No.	Exhibit Description	Form	File No.	Exhibit	Date	Herewith
10.35	First Amendment to the Cash America International, Inc. Senior Executive Bonus Plan dated January 28, 2009 *	10-K	001-09733	10.34	2/27/09

10.36	Cash America International, Inc. Senior Executive Bonus Plan *	DEF 14A	001-09733	1	3/29/07

10.37	Cash America International, Inc. Severance Pay Plan For Executives dated December 31, 2008 *	8-K	001-09733	10.1	1/22/09

21	Subsidiaries of the Company					X

23	Consent of PricewaterhouseCoopers LLP					X

31.1	Certification of Chief Executive Officer					X

31.2	Certification of Chief Financial Officer					X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

*	Indicates management contract or compensatory plan, contract or arrangement.

(1)	Pursuant to 17 CFR 240.24b-2, portions of this exhibit have been omitted and have been filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.