Form 10-Q
period 2010-03-31
CASH AMERICA INTERNATIONAL INC
filed 2010-04-23
CIK 807884

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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
Yes ☐      No ☑
APPLICABLE ONLY TO CORPORATE ISSUERS:
29,542,599 of the Registrants’ common shares, $.10 par value, were issued and outstanding as of April 15, 2010.

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
     The foregoing list of factors is not exhaustive and new factors may emerge or changes to these factors may occur that would impact the Company’s business. Additional information regarding these and other factors may be contained in the Company’s filings with the SEC, especially on Forms 10-K, 10-Q and 8-K. If one or more events related to these or other risks or uncertainties materialize, or if management’s underlying assumptions prove to be incorrect, actual results may differ materially from what the Company anticipates. The Company disclaims any intention or obligation to update or revise any forward-looking statements to reflect events or circumstances occurring after the date of this report. All forward-looking statements are expressly qualified in their entirety by the foregoing cautionary statements.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	March 31,		December 31,
	2010	2009	2009
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$40,286	$25,676	$46,004
Pawn loans	158,347	148,147	188,312
Cash advances, net	99,021	75,880	108,789
Merchandise held for disposition, net	97,870	99,799	113,824
Pawn finance and service charges receivable	30,597	28,709	36,544
Prepaid expenses and other assets	39,592	18,745	32,129
Deferred tax assets	20,386	19,301	21,536

Total current assets	486,099	416,257	547,138
Property and equipment, net	192,592	186,622	193,737
Goodwill	509,004	489,779	493,492
Intangible assets, net	27,187	31,456	27,793
Other assets	7,442	5,498	7,495

Total assets	$1,222,324	$1,129,612	$1,269,655

Liabilities and Equity
Current liabilities:
Accounts payable and accrued expenses	$71,408	$69,288	$87,368
Accrued supplemental acquisition payment	11,365	7,700	2,291
Customer deposits	9,731	10,133	8,837
Income taxes currently payable	14,673	3,687	8,699
Current portion of long-term debt	25,493	18,714	25,493

Total current liabilities	132,670	109,522	132,688
Deferred tax liabilities	44,877	31,042	42,590
Noncurrent income tax payable	2,191	2,968	2,009
Other liabilities	7,148	3,942	5,479
Long-term debt	313,794	380,902	403,690

Total liabilities	$500,680	$528,376	$586,456

Equity:
Cash America International, Inc. equity:
Common stock, $0.10 par value per share, 80,000,000 shares authorized, 30,235,164 shares issued	3,024	3,024	3,024
Additional paid-in capital	163,796	158,216	166,761
Retained earnings	563,803	463,131	532,805
Accumulated other comprehensive income (loss)	5,807	(6,107)	1,181
Treasury shares, at cost (725,531 shares, 753,207 shares and 933,082 shares at March 31, 2010 and 2009, and at December 31, 2009, respectively	(21,429)	(21,919)	(26,836)

Total Cash America International, Inc. stockholders’ equity	715,001	596,345	676,935
Noncontrolling interest	6,643	4,891	6,264

Total equity	721,644	601,236	683,199

Total liabilities and equity	$1,222,324	$1,129,612	$1,269,655

See notes to consolidated financial statements.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	Three Months Ended
	March 31,
	2010	2009
	(Unaudited)
Revenue
Finance and service charges	$58,281	$52,959
Proceeds from disposition of merchandise	141,883	129,760
Cash advance fees	108,442	80,308
Check cashing fees, royalties and other	4,456	5,072

Total Revenue	313,062	268,099

Cost of Revenue
Disposed merchandise	89,945	82,502

Net Revenue	223,117	185,597

Expenses
Operations	96,378	85,522
Cash advance loss provision	33,893	24,774
Administration	25,689	21,481
Depreciation and amortization	10,718	10,341

Total Expenses	166,678	142,118

Income from Operations	56,439	43,479
Interest expense	(5,457)	(5,069)
Interest income	8	15
Foreign currency transaction gain (loss)	(137)	(136)

Income before Income Taxes	50,853	38,289
Provision for income taxes	18,802	14,063

Net Income	32,051	24,226
Less: Net income attributable to the noncontrolling interest	(18)	(315)

Net Income Attributable to Cash America International, Inc.	$32,033	$23,911

Earnings Per Share:
Net Income attributable to Cash America International, Inc. common stockholders:
Basic	$1.08	$0.80
Diluted	$1.01	$0.79
Weighted average common shares outstanding:
Basic	29,687	29,770
Diluted	31,735	30,419
Dividends declared per common share	$0.035	$0.035
See notes to consolidated financial statements.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(in thousands, except per share data)

	March 31,
	2010		2009
	Shares	Amounts	Shares	Amounts
		(Unaudited)
Common stock

Balance at end of period	30,235,164	$3,024	30,235,164	$3,024

Additional paid-in capital
Balance at beginning of year		166,761		160,007
Shares issued under stock based plans		(5,969)		(2,288)
Stock-based compensation expense		911		748
Income tax benefit (provision) from stock based compensation		2,093		(251)

Balance at end of period		163,796		158,216

Retained earnings
Balance at beginning of year		532,805		440,252
Net income attributable to Cash America International, Inc.		32,033		23,911
Dividends paid		(1,035)		(1,032)

Balance at end of period		563,803		463,131

Accumulated other comprehensive (loss) income
Balance at beginning of year		1,181		(3,964)
Unrealized derivatives loss, net of tax		(107)		(15)
Foreign currency translation gain (loss), net of taxes		4,058		(2,128)
Marketable securities unrealized gain, net of tax		675		—

Balance at end of period		5,807		(6,107)

Treasury shares, at cost
Balance at beginning of year	(933,082)	(26,836)	(818,772)	(24,278)
Purchases of treasury shares	(62,597)	(2,450)	(14,110)	(43)
Shares issued under stock based plans	270,148	7,857	79,675	2,402

Balance at end of period	(725,531)	(21,429)	(753,207)	(21,919)

Total Cash America International, Inc. stockholders’ equity		715,001		596,345

Noncontrolling interests
Balance at beginning of year		6,264		4,694
Income attributable to noncontrolling interests		18		315
Foreign currency translation gain (loss), net of taxes		361		(118)

Balance at end of period		6,643		4,891

Total equity		$721,644		$601,236

See notes to consolidated financial statements.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Three Months Ended
	March 31,
	2010	2009
	(Unaudited)
Net income	$32,051	$24,226
Other comprehensive gain (loss), net of tax:
Unrealized derivatives loss(1)	(107)	(15)
Foreign currency translation gain (loss) (2)	4,419	(2,246)
Marketable securities unrealized gain(3)	675	—

Total other comprehensive gain (loss), net of tax	4,987	(2,261)

Comprehensive income	$37,038	$21,965
Less: Net income attributable to the noncontrolling interest	(18)	(315)
Foreign currency translation (gain) loss, net of tax, attributable to the noncontrolling interest	(361)	118

Comprehensive income attributable to the noncontrolling interest	(379)	(197)

Comprehensive Income attributable to Cash America International, Inc.	$36,659	$21,768

(1)	Net of tax benefit of $58 and $8 for the three months ended March 31, 2010 and 2009, respectively.

(2)	Net of tax benefit/(provision) of $627 and $(5) for the three months ended March 31, 2010 and 2009, respectively.

(3)	Net of tax provision of $364 for the three months ended March 31, 2010.
See notes to consolidated financial statements.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended
	March 31,
	2010	2009
	(Unaudited)
Cash Flows from Operating Activities
Net Income	$32,051	$24,226
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,718	10,341
Amortization of discount on convertible debt	815	—
Cash advance loss provision	33,893	24,774
Stock-based compensation	911	748
Deferred income taxes, net	3,907	6,141
Other	138	601
Changes in operating assets and liabilities
Merchandise held for disposition	(796)	(794)
Pawn finance and service charges receivable	6,169	4,304
Finance and service charges on cash advances	(741)	(174)
Prepaid expenses and other assets	(508)	(3,768)
Accounts payable and accrued expenses	(14,178)	(7,636)
Excess income tax benefit from stock-based compensation	(2,093)	—
Current income taxes	8,207	6,086
Other operating assets and liabilities	879	1,327

Net cash provided by operating activities	79,372	66,176

Cash Flows from Investing Activities
Pawn loans made	(134,083)	(133,788)
Pawn loans repaid	110,081	98,036
Principal recovered through dispositions of forfeited pawn loans	72,757	66,414
Cash advances made or purchased	(357,499)	(294,848)
Cash advances repaid	333,465	277,605
Acquisitions, net of cash acquired	(3,913)	(34,777)
Purchases of property and equipment	(7,906)	(9,946)
Investments in marketable securities	(5,652)	—
Proceeds from property insurance	142	150

Net cash provided by (used in) investing activities	7,392	(31,154)

Cash Flows from Financing Activities
Net repayments under bank lines of credit	(112,498)	(38,537)
Issuance of long-term debt	25,000	—
Net proceeds from re-issuance of treasury shares	1,889	114
Loan costs paid	(245)	(29)
Payments on notes payable and other obligations	(3,040)	(1)
Excess income tax benefit from stock-based compensation	2,093	—
Treasury shares purchased	(2,450)	(43)
Dividends paid	(1,035)	(1,032)

Net cash used in financing activities	(90,286)	(39,528)

Effect of exchange rates on cash	(2,196)	177

Net decrease in cash and cash equivalents	(5,718)	(4,329)
Cash and cash equivalents at beginning of year	46,004	30,005

Cash and cash equivalents at end of period	$40,286	$25,676

Supplemental Disclosures
Non-cash investing and financing activities
Pawn loans forfeited and transferred to merchandise held for disposition	$55,736	$55,926
Pawn loans renewed	$27,698	$26,528
Cash advances renewed	$88,794	$75,720
See notes to consolidated financial statements.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Significant Accounting Policies
Basis of Presentation
     The consolidated financial statements include all of the accounts of Cash America International, Inc. and its majority-owned subsidiaries (the “Company”). All significant intercompany accounts and transactions have been eliminated in consolidation.
     The financial statements as of March 31, 2010 and 2009 and for the three-month periods then ended are unaudited but, in management’s opinion, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for such interim periods. Operating results for the three-month period are not necessarily indicative of the results that may be expected for the full fiscal year.
     Certain amounts in the consolidated financial statements for the three months ended March 31, 2009 have been reclassified to conform to the presentation format adopted in 2010. These reclassifications have no effect on the net income previously reported.
     The Company has a contractual relationship with a third-party entity, Huminal, S.A. de C.V., a Mexican sociedad anónima de capital variable (“Huminal”), to compensate and maintain the labor force of its Mexico pawn operations, of which the Company is a majority owner due to the December 16, 2008 acquisition (the “Prenda Fácil acquisition”) by the Company of 80% of the outstanding stock of Creazione Estilo, S.A. de C.V., SOFOM, E.N.R., a Mexican sociedad anónima de capital variable, sociedad financiera de objeto múltiple, entidad no regulada (“Creazione”), operating under the name “Prenda Fácil” (referred to as “Prenda Fácil”). The Company has no ownership interest in Huminal; however, Prenda Fácil qualifies as the primary beneficiary of Huminal in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“Codification” or “ASC”) 810-10-50, Variable Interest Entities. Therefore the results and balances are allocated to net income attributable to noncontrolling interests.
     These financial statements and related notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
Foreign Currency Translations
     The functional currencies for the Company’s subsidiaries that serve residents of the United Kingdom, Australia, Canada and Mexico are the British pound, the Australian dollar, the Canadian dollar and the Mexican peso, respectively. The assets and liabilities of these subsidiaries are translated into U.S. dollars at the exchange rates in effect at each balance sheet date, and the resulting adjustments are accumulated in other comprehensive income (loss) as a separate component of equity. Revenue and expenses are translated at the monthly average exchange rates occurring during each year.
Revenue Recognition
Pawn Lending • The Company offers pawn loans through its pawn lending locations, through most of its cash advance storefront locations and through its unconsolidated franchised pawn lending locations. Pawn loans are made on the pledge of tangible personal property. In the Company’s U.S. pawn business, it accrues finance and service charges revenue only on those pawn loans that it deems collectible based on historical loan redemption statistics. Pawn loans written during each calendar month are aggregated and tracked for performance. The gathering of this empirical data allows the Company to analyze the characteristics of its

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
outstanding pawn loan portfolio and estimate the probability of collection of finance and service charges. For loans not repaid, the carrying value of the forfeited collateral (“merchandise held for disposition”) is stated at the lower of cost (cash amount loaned) or market. Revenue is recognized at the time merchandise is sold. Interim customer payments for layaway sales are recorded as customer deposits and subsequently recognized as revenue during the period in which the final payment is received.
     In the Company’s foreign pawn loan business, service charges are accrued ratably over the four week term of the loan for loans not redeemed prior to maturity. Following the expiration of the grace period, which is generally three weeks, the collateral underlying unredeemed loans is sold with the proceeds applied against the outstanding loan balance and accrued service charges and fees. Accrued interest on loans that have passed the maturity date and the expiration of the grace period is fully reserved to the extent that the underlying collateral has not been sold. If the proceeds from the sale are less than the outstanding loan balance, a loss is recorded for the difference at the time the collateral is sold. If the proceeds exceed the outstanding loan balance, the Company recognizes as revenue the accrued service charges and other fees and expenses incurred in relation to the non-payment and sale of the loan collateral on behalf of the customer. In the event there are proceeds greater than the accrued service charges and all fees and expenses, the excess amount is available to the customer if a claim is made within six months, after which any unclaimed excess amount is recognized as revenue. The collateral underlying unredeemed loans is not owned by the Company; therefore, the carrying value for loans past the maturity date is held in “Other receivables and prepaid expenses” on the Company’s consolidated balance sheets until sold.
Cash Advances • The Company offers cash advance products through its cash advance storefront locations, its internet channel, and many of its pawn lending locations. In addition, the Company arranges for customers to obtain cash advances from independent third-party lenders in other locations. Cash advance fees include revenue from the cash advance portfolio owned by the Company and fees paid to the Company for arranging or processing cash advance line of credit products from independent third-party lenders for customers through the CSO program (as described below) and the Company’s card services business. Cash advance fees associated with the Company’s card services business (as described below) include revenue from the Company’s participation interest in receivables originated by the third-party lender, as well as processing and other miscellaneous fee income. Although cash advance transactions may take the form of loans, deferred check deposit transactions, credit services transactions, or the processing of, and the participation in receivables originated by, a third-party lender’s line of credit product, the transactions are referred to throughout this discussion as “cash advances” for convenience.
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
     The Company provides a cash advance product in some markets by acting as a credit services organization on behalf of consumers in accordance with applicable state laws (the “CSO program”). Under the CSO program, the Company provides consumers with certain credit services, such as arranging loans with independent third-party lenders, assisting in the preparation of loan applications and loan documents and accepting loan payments. The Company also guarantees (the “CSO guarantees”) the customer’s payment obligations in the event of default if the customer is approved for and accepts the loan. A customer who obtains a loan through the CSO program pays the Company a fee for these credit services (“CSO fees”).

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
CSO fees are deferred and amortized over the term of the loan and recorded as cash advance fees in the accompanying consolidated statements of income. The contingent loss on the guaranteed loans is accrued and recorded as a liability, which approximates the fair value of the liability. As of March 31, 2010, $167.5 million of combined gross cash advances were outstanding, including $42.7 million of active cash advances owned by third-party lenders that is not included in the Company’s consolidated balance sheets. Of this amount, $41.0 million was guaranteed by the Company.
     The Company also offers an internet longer-term installment loan product that typically has an average term of four months. The Company records revenue from this product as cash advance fees under similar methods as its traditional cash advance product as described above.
     In connection with the Company’s card services business, the Company provides loan processing services for a third-party bank issued line of credit on certain stored-value debit cards the bank issues (“Processing Program”). The Company also acquires a participation interest in the receivables originated by the bank in connection with the Processing Program and other similar processing programs utilized by the bank. The Company records revenue from its participation interest in the receivables, as well as processing and other miscellaneous fee income originated from its card services business as cash advance fees recognized ratably over the loan period.
Check Cashing Fees, Royalties and Other • The Company offers check cashing services through its unconsolidated franchised and Company-owned check cashing locations and in many of its pawn lending and cash advance locations. The Company records check cashing fees derived from both check cashing locations it owns and many of its pawn lending and cash advance storefront locations in the period in which the check cashing service is provided. It records royalties derived from franchise locations on an accrual basis. Revenue derived from other financial services such as money order commissions, prepaid debit card fees, etc. is recognized when earned.
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

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Recent Accounting Pronouncements
     In January 2010, FASB issued ASC Update No. 2010-06, Fair Value Measurements and Disclosures (“ASU 2010-06”), which updates ASC 820-10-20, Fair Value Measurements and Disclosures. ASU 2010-06 requires new disclosures for fair value measurements and provides clarification for existing disclosure requirements. More specifically, ASU 2010-06 will require (a) an entity to disclose separately the amounts of significant transfers in and out of Level 1 and 2 fair value measurements from one measurement date to another and to describe the reasons for the transfers; and (b) information about purchases, sales, issuances and settlements to be presented separately (i.e., the activity must be presented on a gross basis rather than net) in the reconciliation for fair value measurements using significant unobservable inputs (Level 3 inputs). ASU 2010-06 clarifies existing disclosure requirements for the level of disaggregation used for classes of assets and liabilities measured at fair value and requires disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring Level 2 and Level 3 fair value measurements. The Company adopted ASU 2010-06 as of January 1, 2010. The adoption did not have a material effect on the Company’s financial position or results of operations.
     In December 2009, FASB issued ASC Update No. 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities (“ASU 2009-17”), which updates ASC 810-10, Consolidations. ASU 2009-17 clarifies the definition of a variable interest entity and updates the definition of the primary beneficiary of a variable interest entity. The Company adopted ASU 2009-17 as of January 1, 2010, and the adoption of ASU 2009-17 did not have a material effect on the Company’s financial position or results of operations.
2. Acquisitions
Prenda Fácil
     Pursuant to its business strategy of expanding its reach into new markets with new customers and new financial services, the Company, through its wholly-owned subsidiary, Cash America of Mexico, Inc., completed the Prenda Fácil acquisition in December 2008. The Company paid an aggregate initial consideration of $90.5 million, net of cash acquired, of which $82.6 million was paid in cash, including acquisition costs of approximately $3.6 million. The remainder of the initial consideration was paid in the form of 391,236 shares of the Company’s common stock with a fair value of $7.9 million as of the closing date. The Company also agreed to pay a supplemental earn-out payment in an amount based on a five times multiple of the consolidated earnings of Creazione’s business as specifically defined in the Stock Purchase Agreement (generally Creazione’s earnings before interest, income taxes, depreciation and amortization expenses) for the twelve-month period ending June 30, 2011, reduced by amounts previously paid. If the calculation of the supplemental payment produces an amount that is zero or less, there would be no supplemental payment. This supplemental payment is expected to be paid in cash on or before August 15, 2011, and will be accounted for as goodwill. The Company paid post-closing acquisition costs of $0.3 million, resulting in a total of $82.9 million paid in cash for the acquisition, net of cash acquired. The activities of Creazione are included in the results of the Company’s pawn lending segment.
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

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(collectively, “PBSI”), a group of companies in the business of, among other things, providing loan processing services for, and participating in receivables associated with, a bank issued line of credit made available by the bank on certain stored-value debit cards the bank issues. The Company paid approximately $5.6 million in cash, of which approximately $4.9 million was used to repay a loan that the Company had made to PBSI, and transaction costs of approximately $0.3 million. The Company also agreed to pay up to eight supplemental earn-out payments during the four-year period after the closing. The Company made supplemental payments of approximately $2.7 million and $2.1 million in April 2009 and February 2010, respectively. The amount of the February 2010 payment and each subsequent supplemental payment is to be based on a multiple of 3.5 times the consolidated earnings attributable to Primary Innovations’ business, as defined in the Asset Purchase Agreement, for a specified period (generally 12 months) preceding each scheduled supplemental payment measurement date, reduced by amounts previously paid. The Company expects that payments will be required at the two measurement dates in 2010 based on the current level of performance. As of March 31, 2010, the Company has accrued to “Accrued supplemental acquisition payment” approximately $11.4 million based on earnings through March 31, 2010. Substantially all of the supplemental payments associated with the earn-out will be accounted for as goodwill. The remaining supplemental payments will be calculated as described above based on measurement dates of each December 31 and June 30 through June 30, 2012, with each payment, if any, due approximately 45 days after the measurement date. The total of all payments to the sellers cannot exceed $50.0 million pursuant to the terms of the asset purchase agreement. Through February 2010, the Company has made payments totaling $4.8 million. The activities of Primary Innovations are included in the results of the Company’s cash advance segment.
Other
     During the first quarter of 2010, the Company acquired three domestic pawn lending locations for approximately $1.9 million.
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
     The allowance deducted from the carrying value of cash advances was $25.8 million and $17.3 million at March 31, 2010 and 2009, respectively. The accrual for losses on third-party lender-owned cash advances was $2.3 million and $1.5 million at March 31, 2010 and 2009, respectively and is included in “Accounts payable and accrued liabilities” on the Company’s balance sheet.
     The components of Company-owned cash advances and receivables at March 31, 2010, and 2009, were as follows (in thousands):

	March 31,
	2010	2009
Funded by the Company
Active cash advances and fees receivable	$78,836	$64,362
Cash advances and fees in collection	17,558	15,075

Total Funded by the Company	96,394	79,437
Purchased by the Company from third-party lenders	28,450	13,721

Company-owned cash advances and fees receivable, gross	124,844	93,158
Less: Allowance for losses	25,823	17,278

Cash advances and fees receivable, net	$99,021	$75,880

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     Changes in the allowance for losses for the Company-owned portfolio and the accrued loss for third-party lender-owned portfolios during the three months ended March 31, 2010, and 2009 were as follows (in thousands):

	Three Months Ended
	March 31,
	2010	2009
Allowance for losses for Company-owned cash advances

Balance at beginning of period	$27,350	$21,495
Cash advance loss provision	34,544	25,387
Charge-offs	(44,242)	(34,926)
Recoveries	8,171	5,322

Balance at end of period	$25,823	$17,278

Accrual for third-party lender-owned cash advances

Balance at beginning of period	$2,944	$2,135
Increase (decrease) in loss provision	(651)	(613)

Balance at end of period	$2,293	$1,522

4. Earnings Per Share Computation
     Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the year. Diluted earnings per share is calculated by giving effect to the potential dilution that could occur if securities or other contracts to issue common shares were exercised and converted into common shares during the year. Restricted stock units issued under the Company’s equity plans are included in diluted shares upon the granting of the awards even though the vesting of shares will occur over time.
     The following table sets forth the reconciliation of numerators and denominators for the basic and diluted earnings per share computation for the three months ended March 31, 2010 and 2009 (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2010	2009
Numerator:
Net income attributable to Cash America International, Inc.	$32,033	$23,911

Denominator:
Total weighted average basic shares (1)	29,687	29,770
Effect of shares applicable to stock option plans	162	225
Effect of restricted stock unit compensation plans	411	424
Effect of convertible debt(2)	1,475	—

Total weighted average diluted shares	31,735	30,419

Net income — basic	$1.08	$0.80

Net income — diluted	$1.01	$0.79

(1)	Included in “Total weighted average basic shares” are vested restricted stock units of 179 and 257, as well as shares in a non-qualified savings plan of 33 and 55, respectively, for the three months ended March 31, 2010 and 2009.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2)	The shares issuable related to the Company’s 2009 Convertible Notes due 2029 have been calculated using the treasury stock method. The Company intends to settle the principal portion of the convertible debt in cash; therefore, only the shares related to the conversion spread have been included in weighted average diluted shares.
     There were no anti-dilutive shares for the three months ended March 31, 2010 and 2009.
5. Long-Term Debt
     The Company’s long-term debt instruments and balances outstanding at March 31, 2010 and 2009, were as follows (in thousands):

	March 31,
	2010	2009
USD line of credit up to $300,000 due 2012	$77,165	$235,942
GBP line of credit up to £7,500 due 2009	—	7,174
6.21% senior unsecured notes due 2021	25,000	25,000
6.09% senior unsecured notes due 2016	35,000	35,000
6.12% senior unsecured notes due 2012	40,000	40,000
7.20% senior unsecured notes due 2009	—	8,500
7.26% senior unsecured notes due 2017	25,000	—
Variable rate senior unsecured note due 2012	34,960	38,000
$10 million term senior unsecured note due 2012	—	10,000
5.25% convertible senior unsecured notes	102,162	—

Total debt	$339,287	$399,616
Less current portion	25,493	18,714

Total long-term debt	$313,794	$380,902

     The Company’s $300.0 million domestic line of credit (the “USD Line of Credit”) matures in March 2012. Interest on the USD Line of Credit is charged, at the Company’s option, at either the London Interbank Offered Rate (“LIBOR”) plus a margin or at the agent’s base rate. The margin on the USD Line of Credit varies from 0.875% to 1.875% (1.625% at March 31, 2010), depending on the Company’s cash flow leverage ratios as defined in the amended agreement. The Company also pays a fee on the unused portion ranging from 0.25% to 0.30% (0.30% at March 31, 2010) based on the Company’s cash flow leverage ratios. The weighted average interest rate (including margin) on the USD Line of Credit at March 31, 2010 and 2009 was 1.95% and 1.96%, respectively.
     At March 31, 2010 and 2009, borrowings under the Company’s USD Line of Credit consisted of three pricing tranches with maturity dates ranging from one to 30 days, respectively. However, pursuant to the credit agreement, the Company routinely refinances these borrowings within its long-term facility. Therefore, these borrowings are reported as part of the line of credit and as long-term debt. The Company had outstanding letters of credit of $15.9 million at March 31, 2010, which are considered outstanding indebtedness under the Company’s USD Line of Credit for purposes of determining available borrowings under that line of credit.
     In December 2008, the Company issued $38.0 million of senior unsecured long-term variable rate notes, due in November 2012 pursuant to a Credit Agreement dated November 21, 2008. Interest is charged, at the Company’s option, at either LIBOR plus a margin of 3.50% or at the agent’s base rate plus a margin of

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
3.50%. Beginning March 31, 2010, the notes became payable in quarterly installments of $3.0 million, and any outstanding principal will be due at maturity in November 2012. The notes may be prepaid at the Company’s option anytime after November 20, 2009 without penalty. The weighted average interest rate (including margin) on the $38.0 million term notes at March 31, 2010 and 2009 was 3.75% and 4.06%, respectively.
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
     Upon the issuance of the 2009 Convertible Notes, the Company received net proceeds of approximately $111.1 million, after deducting the estimated offering expenses payable by the Company. The Company used a portion of the net proceeds of the offering to repay existing indebtedness, including outstanding balances under its revolving credit facility. The remaining portion was used for general corporate purposes.
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
     The 2009 Convertible Notes were accounted for under ASC 470-20-65, Transition Related to FASB Staff Position APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“ASC 470-20-65”). ASC 470-20-65 requires the proceeds from the issuance of convertible debt be allocated between a debt component and an equity component. The debt component is measured based on the fair value of similar debt without an equity conversion feature, and the equity component is determined as the residual of the fair value of the debt deducted from the original proceeds received. The resulting discount on the debt component is amortized over the period the convertible debt is expected to be outstanding, which is five years (May 15, 2009 to May 15, 2014), as additional non-cash interest expense. As of March 31, 2010, the principal amount of the notes was $115.0 million, the carrying amount was $102.2 million, and the unamortized discount was $12.8 million. As of March 31, 2010, the carrying amount of the equity component recorded as additional paid-in capital was $9.4 million, net of deferred taxes and equity issuance costs. The additional non-cash interest expense recognized in the Company’s consolidated statements of income was $0.8 million for the three months ended March 31, 2010. Accumulated amortization related to the 2009 Convertible Notes was $2.8 million as of March 31, 2010. As of March 31, 2010, the 2009 Convertible Notes had an effective interest rate of 8.46%.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     In connection with the issuance of the 2009 Convertible Notes, the Company incurred approximately $3.9 million in issuance costs, which primarily consisted of underwriting fees, legal and other professional expenses. These costs are being amortized to interest expense over five years. The unamortized balance of these costs at March 31, 2010 is included in the Company’s consolidated balance sheet.
     On January 28, 2010, the Company issued and sold $25.0 million aggregate principal amount of its 7.26% senior unsecured notes (the “2017 Notes”) due January 28, 2017 in a private placement pursuant to a note purchase agreement dated January 28, 2010 by and among the Company and certain purchasers listed therein (the “Note Purchase Agreement”). The 2017 Notes are senior unsecured obligations of the Company. The 2017 Notes are payable in five annual installments of $5.0 million beginning January 28, 2013. In addition, the Company may, at its option, prepay all or a minimum portion of no less than $1.0 million of the 2017 Notes at a price equal to the principal amount thereof plus a make-whole premium and accrued interest. The 2017 Notes are guaranteed by all of the Company’s U.S. subsidiaries. The Company used a portion of the net proceeds of the 2017 Notes to repay existing indebtedness, including outstanding balances under its USD Line of Credit. The remaining portion was used for general corporate purposes.
     See Note 10 for a discussion of the Company’s interest rate cap agreements.
     Each of the Company’s credit facility agreements and senior unsecured notes require the Company to maintain certain financial ratios. As of March 31, 2010, the Company is in compliance with all covenants or other requirements set forth in its debt agreements.
6. Operating Segment Information
     The Company has three reportable operating segments: pawn lending, cash advance and check cashing. The cash advance and check cashing segments are managed separately due to the different operational strategies required and, therefore, are reported as separate segments. For comparison purposes, all prior periods in the tables below reflect the current classification of administrative and operating expenses.
     The Company allocates corporate administrative expenses to each operating segment based on personnel expenses at each segment. With respect to the internet lending channel of the cash advance segment, certain administrative expenses are allocated between the domestic and foreign components of the channel based on the amount of loans written for each geographic location. Intercompany interest is allocated to each segment based on intercompany debt balances, including the initial investment in the subsidiary. An interest rate is calculated monthly based on the current month blended average rate on all outstanding debt.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     Information concerning the operating segments is set forth below (in thousands):

	Pawn	Cash	Check
	Lending (1)	Advance (2)	Cashing	Consolidated
Three Months Ended March 31, 2010
Revenue
Finance and service charges	$57,931	$350	$—	$58,281
Proceeds from disposition of merchandise	137,540	4,343	—	141,883
Cash advance fees	7,022	101,420	—	108,442
Check cashing fees, royalties and other	1,016	2,616	824	4,456

Total revenue	203,509	108,729	824	313,062
Cost of revenue – disposed merchandise	87,335	2,610	—	89,945

Net revenue	116,174	106,119	824	223,117

Expenses
Operations	61,831	34,247	300	96,378
Cash advance loss provision	1,027	32,866	—	33,893
Administration	12,066	13,410	213	25,689
Depreciation and amortization	7,327	3,354	37	10,718

Total expenses	82,251	83,877	550	166,678

Income from operations	$33,923	$22,242	$274	$56,439

As of March 31, 2010
Total assets	$735,922	$479,864	$6,538	$1,222,324
Goodwill	$210,782	$292,912	$5,310	$509,004

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Pawn	Cash	Check
	Lending (1)	Advance (2)	Cashing	Consolidated
Three Months Ended March 31, 2009
Revenue
Finance and service charges	$52,954	$5	$—	$52,959
Proceeds from disposition of merchandise	128,002	1,758	—	129,760
Cash advance fees	7,578	72,730	—	80,308
Check cashing fees, royalties and other	1,043	3,097	932	5,072

Total revenue	189,577	77,590	932	268,099
Cost of revenue – disposed merchandise	81,329	1,173	—	82,502

Net revenue	108,248	76,417	932	185,597

Expenses
Operations	57,596	27,591	335	85,522
Cash advance loss provision	1,222	23,552	—	24,774
Administration	11,757	9,482	242	21,481
Depreciation and amortization	7,097	3,161	83	10,341

Total expenses	77,672	63,786	660	142,118

Income from operations	$30,576	$12,631	$272	$43,479

As of March 31, 2009
Total assets	$708,295	$414,502	$6,815	$1,129,612
Goodwill	$205,214	$279,255	$5,310	$489,779

(1)	The pawn lending segment is composed of the Company’s domestic pawn lending operations and Prenda Fácil. The following table summarizes the results from each channel’s contributions to the pawn lending segment for the three months ended March 31, 2010 and 2009. The average exchange rate of MXN (Mexican pesos) to USD was 12.875 for the three months ended March 31, 2010 and 14.291 for the three months ended March 31, 2009:

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

			Total Pawn
	Domestic	Foreign	Lending
Three Months Ended March 31, 2010
Revenue
Finance and service charges	$50,512	$7,419	$57,931
Proceeds from disposition of merchandise	137,540	—	137,540
Cash advance fees	7,022	—	7,022
Check cashing fees, royalties and other	983	33	1,016

Total revenue	196,057	7,452	203,509
Cost of revenue — disposed merchandise	87,335	—	87,335

Net revenue	108,722	7,452	116,174

Expenses
Operations	58,088	3,743	61,831
Cash advance loss provision	1,027	—	1,027
Administration	10,087	1,979	12,066
Depreciation and amortization	6,184	1,143	7,327

Total expenses	75,386	6,865	82,251

Income from operations	$33,336	$587	$33,923

			Total Pawn
	Domestic	Foreign	Lending
Three Months Ended March 31, 2009
Revenue
Finance and service charges	$46,491	$6,463	$52,954
Proceeds from disposition of merchandise	128,002	—	128,002
Cash advance fees	7,578	—	7,578
Check cashing fees, royalties and other	974	69	1,043

Total revenue	183,045	6,532	189,577
Cost of revenue — disposed merchandise	81,329	—	81,329

Net revenue	101,716	6,532	108,248

Expenses
Operations	55,185	2,411	57,596
Cash advance loss provision	1,222	—	1,222
Administration	10,277	1,480	11,757
Depreciation and amortization	6,269	828	7,097

Total expenses	72,953	4,719	77,672

Income from operations	$28,763	$1,813	$30,576

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2)	The cash advance segment is composed of three channels — a multi-unit “storefront” channel, an online, internet based lending channel, and a card services channel. The following table summarizes the results from each channel’s contributions to the cash advance segment for the three months ended March 31, 2010 and 2009:

		Internet	Card	Total Cash
Three Months Ended March 31, 2010	Storefront	Lending	Services	Advance
Revenue
Finance and service charges	$350	$—	$—	$350
Proceeds from disposition of merchandise	4,343	—	—	4,343
Cash advance fees	20,522	73,925	6,973	101,420
Check cashing fees, royalties and other	2,300	313	3	2,616

Total revenue	27,515	74,238	6,976	108,729
Cost of revenue — disposed merchandise	2,610	—	—	2,610

Net revenue	24,905	74,238	6,976	106,119

Expenses
Operations	14,710	18,712	825	34,247
Cash advance loss provision	1,959	28,684	2,223	32,866
Administration	2,156	11,073	181	13,410
Depreciation and amortization	1,323	1,827	204	3,354

Total expenses	20,148	60,296	3,433	83,877

Income from operations	$4,757	$13,942	$3,543	$22,242

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

		Internet	Card	Total Cash
Three Months Ended March 31, 2009	Storefront	Lending	Services	Advance
Revenue
Finance and service charges	$5	$—	$—	$5
Proceeds from disposition of merchandise	1,758	—	—	1,758
Cash advance fees	19,134	51,756	1,840	72,730
Check cashing fees, royalties and other	2,887	208	2	3,097

Total revenue	23,784	51,964	1,842	77,590
Cost of revenue — disposed merchandise	1,173	—	—	1,173

Net revenue	22,611	51,964	1,842	76,417

Expenses
Operations	15,368	11,292	931	27,591
Cash advance loss provision	2,662	20,152	738	23,552
Administration	2,119	7,266	97	9,482
Depreciation and amortization	1,435	1,610	116	3,161

Total expenses	21,584	40,320	1,882	63,786

Income from operations	$1,027	$11,644	$(40)	$12,631

The Company’s cash advance segment is composed of (a) domestic operations, consisting of cash advance storefront locations and internet lending operations, and (b) foreign operations, consisting of internet lending operations in the United Kingdom, Australia and Canada. The following table summarizes the results from each component’s contributions to the Internet Lending channel for the three months ended March 31, 2010 and 2009:

			Total Cash
			Advance
	Domestic	Foreign	Segment
Three Months Ended March 31, 2010
Revenue
Finance and service charges	$350	$—	$350
Proceeds from disposition of merchandise	4,343	—	4,343
Cash advance fees	83,156	18,264	101,420
Check cashing fees, royalties and other	2,616	—	2,616

Total revenue	90,465	18,264	108,729
Cost of revenue — disposed merchandise	2,610	—	2,610

Net revenue	87,855	18,264	106,119

Expenses
Operations	28,348	5,899	34,247
Cash advance loss provision	25,372	7,494	32,866
Administration	10,163	3,247	13,410
Depreciation and amortization	3,295	59	3,354

Total expenses	67,178	16,699	83,877

Income from operations	$20,677	$1,565	$22,242

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

			Total Cash
			Advance
	Domestic	Foreign	Segment
Three Months Ended March 31, 2009
Revenue
Finance and service charges	$5	$—	$5
Proceeds from disposition of merchandise	1,758	—	1,758
Cash advance fees	66,974	5,756	72,730
Check cashing fees, royalties and other	3,097	—	3,097

Total revenue	71,834	5,756	77,590
Cost of revenue — disposed merchandise	1,173	—	1,173

Net revenue	70,661	5,756	76,417

Expenses
Operations	25,513	2,078	27,591
Cash advance loss provision	20,458	3,094	23,552
Administration	8,492	990	9,482
Depreciation and amortization	3,152	9	3,161

Total expenses	57,615	6,171	63,786

Income from operations	$13,046	$(415)	$12,631

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
     On July 26, 2008, the Pennsylvania Department of Banking issued a notice announcing a “change in policy,” effective February 1, 2009. The notice concluded that out-of-state lenders such as the Company were lending “in” Pennsylvania. Accordingly, the notice purported to subject such lenders to the licensing requirements of the CDCA, which sets the maximum permissible interest at a level well below the interest rate the Company charges on its internet cash advance loans. On January 8, 2009, the Company brought suit against the Pennsylvania Department of Banking in the Pennsylvania Commonwealth Court, arguing that the notice was invalid because it was adopted in violation of applicable procedural requirements and because it conflicted with the plain language of the CDCA. As a part of these proceedings, the Pennsylvania Department of Banking filed a counterclaim against the Company seeking a declaratory judgment that the Company’s internet lending activities to Pennsylvania consumers are not authorized by Pennsylvania law, however, the Pennsylvania Department of Banking represented that it had “no intent to pursue a retroactive financial remedy” against the Company or any similarly situated lender for loans made prior to the date of the decision by the Commonwealth Court. After a hearing on the Company’s initial request for a preliminary injunction, the judge expressed the view that the matter should be heard by all the judges of the Commonwealth Court. A hearing on the merits of the Company’s claim against the Pennsylvania Department of Banking was held before the entire Commonwealth Court on April 1, 2009. On July 10, 2009, the Commonwealth Court issued its decision in favor of the Pennsylvania Department of Banking, and in response thereto, the Company ceased originating new loans in Pennsylvania. On July 15, 2009, the Company filed an appeal of this decision with the Pennsylvania Supreme Court, and a hearing date has been set for May 11, 2010. The Company does not expect a decision on the appeal until late 2010 or early 2011.
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

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
8. Fair Values of Financial Instruments
     The carrying amounts and estimated fair values of financial instruments at March 31, 2010 and 2009 were as follows (in thousands):

	Balance at March 31,
	2010		2009
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
Financial assets:
Cash and cash equivalents	$40,286	$40,286	$25,676	$25,676
Pawn loans	158,347	158,347	148,147	148,147
Cash advances, net	99,021	99,021	75,880	75,880
Interest rate contracts	42	42	136	136
Marketable securities	6,691	6,691	—	—
Financial liabilities:
Bank lines of credit	77,165	75,617	243,116	239,291
Senior unsecured notes	159,960	154,431	156,500	157,118
2009 Convertible Notes	102,162	196,794	—	—
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

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
value. Finance and service charge rates are determined by regulations and bear no valuation relationship to the capital markets’ interest rate movements. Generally, pawn loans may only be resold to a licensed pawnbroker.
     The fair values of the Company’s long-term debt instruments are estimated based on market values for debt issues with similar characteristics or rates currently available for debt with similar terms. The Company’s senior unsecured notes have a lower fair market value than the carrying value due to the difference in yield when compared to recent issuances of similar senior unsecured notes. The 2009 Convertible notes have a higher fair value than carrying value due to the Company’s stock price as of March 31, 2010 exceeding the applicable conversion price for the 2009 Convertible Notes, thereby increasing the value of the instrument for bondholders.
9. Fair Value Measurements
     In accordance with ASC 820-10, Fair Value Measurements and Disclosures, the Company’s assets and liabilities, which are carried at fair value, are classified in one of the following three categories:
Level 1: Quoted market prices in active markets for identical assets or liabilities.

Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data.

Level 3: Unobservable inputs that are not corroborated by market data.
     The Company’s financial assets that are measured at fair value on a recurring basis as of March 31, 2010 and 2009 are as follows (in thousands):

	March 31,	Fair Value Measurements Using
	2010	Level 1	Level 2	Level 3
Financial assets:
Interest rate contracts	$42	$—	$42	$—
Nonqualified savings plan assets	6,372	6,372	—	—
Marketable equity securities	6,691	6,691	—	—

Total	$13,105	$13,063	$42	$—

	March 31,	Fair Value Measurements Using
	2009	Level 1	Level 2	Level 3
Financial assets:
Interest rate contracts	$136	$—	$136	$—
Nonqualified savings plan assets	5,717	5,717	—	—

Total	$5,853	$5,717	$136	$—

     The Company measures the value of its interest rate cap under Level 2 inputs as defined by ASC 820-10. The Company relies on a mark to market valuation based on yield curves using observable market interest rates for the interest rate cap. The fair value of the nonqualified savings plan assets and marketable securities are measured under a Level 1 input. These assets are publicly traded equity securities for which market prices are readily observable.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
10. Derivative Instruments
     The Company periodically uses derivative financial instruments, such as interest rate cap agreements, for the purpose of managing interest rate exposures that exist from ongoing business operations. For derivatives designated as cash flow hedges, the effective portions of changes in the estimated fair value of the derivative are reported in other comprehensive income and are subsequently reclassified into earnings when the hedged item affects earnings. The change in the estimated fair value of the ineffective portion of the hedge, if any, will be recorded as income or expense. The estimated fair values of the interest rate cap agreements are included in “Other receivables and prepaid expenses” of the accompanying consolidated balance sheets.
     On December 3, 2008, the Company entered into an interest rate cap agreement with a notional amount of $15.0 million to hedge the Company’s outstanding floating rate line of credit for a term of 36 months at a fixed rate of 3.25%. On March 27, 2009, the Company entered into an interest rate cap agreement with a notional amount of $15.0 million to hedge the Company’s outstanding floating rate line of credit for a term of 36 months at a fixed rate of 3.25%. These interest rate cap agreements have been determined to be perfectly effective cash flow hedges, pursuant to ASC 815-20-25, Derivatives and Hedging – Recognition (“ASC 815”) at inception and on an ongoing basis.
     The Company periodically uses forward currency exchange contracts and foreign debt instruments to minimize risk of foreign currency exchange rate fluctuations. During the three months ended March 31, 2010, the Company hedged an average amount of MXN 116.9 million to manage its advances denominated in Mexican pesos to its Mexico based pawn operations. Using the average exchange rate for the quarter, these hedged transactions represented $8.8 million. As of March 31, 2010, the total amount hedged through forward contracts was MXN 91.9 million, with an equivalent value of $7.3 million. Any gain or loss resulting from these forward contracts is recorded as income or loss and is included in “Foreign currency transaction gain (loss)” in the Company’s consolidated statements of income. For the three months ended March 31, 2010, the Company recorded losses of $0.7 million related to these forward contracts. The Company does not currently manage its exposure to risk from foreign currency exchange rate fluctuations through the use of foreign exchange forward contracts in the currencies of the United Kingdom, Australia or Canada. As the Company’s foreign operations continue to grow, management will continue to evaluate and implement foreign exchange rate risk management strategies.

		Amount of Gain or (Loss)		Amount of Gain or
		Net of Tax, Recognized in		(Loss) Net of Tax,
		Other Comprehensive		Recognized in Income
		Income on Derivative		on Derivative
		(Effective Portion)		(Ineffective Portion)
		Three months ended		Three months ended
Derivatives designated as hedges under ASC 815		March 31,		March 31,
Cash Flow Hedging
Relationships	Balance Sheet Location	2010	2009	2010	2009
Interest rate contracts	Other receivables and prepaid expenses	$(107)	$(15)	$—	$—

Total		$(107)	$(15)	$—	$—

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
GENERAL
          Cash America International, Inc. (the “Company”) provides specialty financial services to individuals through its Company-owned and franchised lending locations and check cashing centers and via the internet. These services include secured non-recourse loans, commonly referred to as pawn loans, short-term unsecured cash advances, installment loans, credit services, check cashing and related financial services. Finance and service charges revenue are generated from the Company’s pawn loan portfolio. A related activity of the pawn lending operations is the disposition of collateral from unredeemed pawn loans and the liquidation of a smaller volume of merchandise purchased directly from third-parties or from customers. Cash advance fees are generated from the Company’s cash advance products, from credit service fees generated from customers for loans arranged with independent third-party lenders through a credit services organization (the “CSO program”) and from the Company’s card services business through which the Company provides loan processing services for a third-party bank issued line of credit on certain stored-value debit cards that the bank issues and purchases a participation interest in certain line of credit receivables originated by the bank. Check cashing fees are generated from check cashing and other financial services.
          As of March 31, 2010, the Company had 1,048 total locations offering specialty financial services to its customers in the United States and Mexico. As of March 31, 2010, the Company also offered specialty financial services over the internet in the United States, United Kingdom, Australia and Canada. The Company operates in three segments: pawn lending, cash advance and check cashing.
          As of March 31, 2010, the Company’s pawn lending operating segment offered pawn loans through 686 total pawn lending locations, including 677 consolidated Company-owned units and nine unconsolidated franchised units, consisting of:
•	502 stores that operate in 22 states in the United States under the names “Cash America Pawn” and “SuperPawn,” and

•	184 stores that operate in 21 jurisdictions in central and southern Mexico under the name “Prenda Fácil” (referred to as “Prenda Fácil”), of which the Company is a majority owner due to the December 16, 2008 acquisition (the “Prenda Fácil acquisition”) by the Company of 80% of the outstanding stock of Creazione Estilo, S.A. de C.V., SOFOM, E.N.R., a Mexican sociedad anónima de capital variable, sociedad financiera de objeto múltiple, entidad no regulada.
          During the three months ended March 31, 2010, the Company acquired three pawn lending locations, established 10 locations, and combined or closed three locations for a net increase in Company-owned pawn lending locations of 10.
          As of March 31, 2010, the Company’s cash advance operating segment consisted of:
•	238 cash advance storefront locations in six states in the United States operating under the names “Cash America Payday Advance” and “Cashland;”

•	the Company’s internet channel, which offered short-term cash advances over the internet to customers in 33 states in the United States at http://www.cashnetusa.com, in the United Kingdom at http://www.quickquid.co.uk, in Australia at http://www.dollarsdirect.com.au and in Canada at http://www.dollarsdirect.ca; and

•	the Company’s card services business, which processed line of credit advances on behalf of a third-party lender and had a participation interest in line of credit receivables that were processed for the lender by the Company or other third-parties and that were outstanding in all 50 states and four other U.S. jurisdictions.
     During the three months ended March 31, 2010, the Company closed or combined eight cash advance storefront locations.
     As of March 31, 2010, the Company’s check cashing operating segment consisted of 119 unconsolidated franchised and five consolidated Company-owned check cashing locations operating in 16 states in the United States under the name “Mr. Payroll.” For the three-month period ended March 31, 2010, the Company established three check cashing locations and combined or closed five locations for a net decrease in check cashing locations of two.

     RESULTS OF CONTINUING OPERATIONS
     The following table sets forth the components of the consolidated statements of income as a percentage of total revenue for the periods indicated.

	Three Months Ended
	March 31,
	2010	2009
Revenue
Finance and service charges	18.6%	19.8%
Proceeds from disposition of merchandise	45.3	48.4
Cash advance fees	34.6	30.0
Check cashing fees, royalties and other	1.5	1.8

Total Revenue	100.0	100.0

Cost of Revenue
Disposed merchandise	28.7	30.8

Net Revenue	71.3	69.2

Expenses
Operations	30.8	31.9
Cash advance loss provision	10.8	9.2
Administration	8.2	8.0
Depreciation and amortization	3.4	3.9

Total Expenses	53.2	53.0

Income from Operations	18.1	16.2
Interest expense	(1.8)	(1.8)
Interest income	—	—
Foreign currency transaction gain	(0.1)	(0.1)

Income before Income Taxes	16.2	14.3
Provision for income taxes	6.0	5.3

Net Income	10.2	9.0
Less: Net income attributable to the noncontrolling interest	—	(0.1)

Net Income Attributable to Cash America International, Inc.	10.2%	8.9%

     The following table sets forth certain selected financial and non-financial data as of March 31, 2010 and 2009, and for the three months then ended (dollars in thousands unless noted otherwise).

	Three Months Ended
	March 31,
	2010	2009
Location statistics

Pawn segment locations in operation – (e)
Beginning of period, owned	667	598
Acquired	3	1
Start-ups	10	14
Combined or closed	(3)	—

End of period, owned	677	613
Franchise locations at end of period (a)	9	15

Total pawn lending locations at end of period (a) (e)	686	628
Average number of owned pawn lending locations (e)	670	605

Cash advance segment locations in operation (excludes internet lending and card services) —
Beginning of period	246	248
Combined or closed	(8)	—

End of period	238	248
Average number of cash advance storefront locations	243	248

Check cashing segment locations –
Company-owned locations at end of period	5	5
Franchised locations at end of period (a)	119	123

Total check cashing centers in operation at end of period (a)	124	128

Combined total of all locations at end of period (a)	1,048	1,004

Services offered by location

Pawn lending –
Pawn lending segment:
Domestic	493	486
Foreign (e)	184	127
Franchise – domestic (a)	9	15

Combined pawn lending segment (a) (e)	686	628
Cash advance segment – storefront operations	147	85

Total locations offering pawn lending (a) (e)	833	713

Cash advances –
Cash advance segment – storefront operations	238	248
Pawn lending segment – domestic	436	431

Total locations offering cash advances	674	679

Check cashing –
Check cashing segment
Company-owned locations	5	5
Franchised locations (a)	119	123

Total check cashing segment (a)	124	128
Cash advance segment – storefront operations	238	248
Pawn lending segment – domestic	362	369

Total locations offering check cashing (a)	724	745

	Three Months Ended
	March 31,
	2010	2009
Pawn lending activities(f)

Annualized yield on pawn loans -
Pawn lending segment:
Domestic	140.1%	135.7%
Foreign (e)	131.5%	158.5%

Combined pawn lending segment (e)	138.9%	138.1%
Cash advance segment – storefront operations	78.0%	104.5%
Combined annualized yield on pawn loans (e)	138.3%	138.1%

Amount of pawn loans written and renewed -
Pawn lending segment:
Domestic	$140,729	$136,032
Foreign (e)	21,030	23,809

Combined pawn lending segment (e)	$161,759	$159,841
Cash advance segment – storefront operations	1,307	72

Combined amount of pawn loans written and renewed (e)	$163,066	$159,913

Average pawn loan balance outstanding -
Pawn lending segment:
Domestic	$146,233	$138,938
Foreign (e)	22,871	16,541

Combined pawn lending segment (e)	$169,104	$155,479
Cash advance segment – storefront operations	1,830	18

Combined average pawn loan balance outstanding (e)	$170,934	$155,497

Ending pawn loan balance -
Pawn lending segment:
Domestic	$133,752	$130,558
Foreign (e)	22,827	17,518

Combined pawn lending segment (e)	$156,579	$148,076
Cash advance segment – storefront operations	1,768	71

Combined ending pawn loan balance (e)	$158,347	$148,147

Ending pawn loan balance per location offering pawn loans -
Pawn lending segment :
Domestic	$271	$269
Foreign (e)	$124	$138

Combined pawn lending segment (e)	$231	$242
Cash advance segment — storefront operations	$12	$1

Combined ending pawn loan balance per location offering pawn loans (e)	$192	$212

	Three Months Ended
	March 31,
	2010	2009
Average pawn loan amount at end of period (not in thousands) -
Pawn lending segment:
Domestic	$125	$122
Foreign (e)	$115	$93

Combined pawn lending segment (e)	$124	$118
Cash advance segment – storefront operations	$118	$96

Combined average pawn loan amount at end of period (e)	$124	$118

Disposition of merchandise – domestic – (g)
Profit margin on disposition of merchandise
Pawn lending segment – domestic	36.5%	36.5%
Cash advance segment – storefront operations	39.9%	33.2%

Combined profit margin on disposition of merchandise	36.6%	36.4%

Average annualized merchandise turnover
Pawn lending segment – domestic	3.3 x	3.1 x
Cash advance segment – storefront operations	15.7 x	24.0 x

Combined average annualized merchandise turnover	3.4 x	3.2 x

Disposition of merchandise — pawn lending segment – domestic - (g)
Average balance of merchandise held for disposition per average location in operation	$218	$216
Ending balance of merchandise held for disposition per location in operation	$197	$205

Cash advance activities(f)

Amount of cash advances written –(a) (c)
Funded by the Company
Cash advance segment — storefront	$146,813	$137,757
Cash advance segment — internet lending	184,654	157,709

Total cash advance segment	$331,467	$295,466
Pawn lending segment — domestic	13,658	13,880

Combined funded by the Company	$345,125	$309,346

Funded by third-party lenders (a) (b)
Cash advance segment — storefront	$20,562	$20,114
Cash advance segment — internet lending	177,481	107,918
Cash advance segment — card services	82,877	19,787

Total cash advance segment	$280,920	$147,819
Pawn lending segment — domestic	27,508	30,764

Combined funded by third-party lenders (a) (b)	$308,428	$178,583

Aggregate amount of cash advances written –(a) (c)
Cash advance segment — storefront	$167,375	$157,871
Cash advance segment — internet lending	362,135	265,627
Cash advance segment — card services	82,877	19,787

Total cash advance segment	$612,387	$443,285
Pawn lending segment — domestic	41,166	44,644

Combined aggregate amount of cash advances written(a) (c)	$653,553	$487,929

	Three Months Ended
	March 31,
	2010	2009
Number of cash advances written (not in thousands) —(a) (c)
Funded by the Company
Cash advance segment — storefront	324,277	309,849
Cash advance segment — internet lending	448,305	390,023

Total cash advance segment	772,582	699,872
Pawn lending segment — domestic	40,775	41,835
Combined by the Company	813,357	741,707

Funded by third-party lenders (a) (b)
Cash advance segment — storefront	32,804	33,978
Cash advance segment — internet lending	251,837	146,576
Cash advance segment — card services	425,763	125,160

Total cash advance segment	710,404	305,714
Pawn lending segment — domestic	50,167	56,882

Combined by third-party lenders (a) (b)	760,571	362,596

Aggregate number of cash advances written –(a) (c)
Cash advance segment — storefront	357,081	343,827
Cash advance segment — internet lending	700,142	536,599
Cash advance segment — card services	425,763	125,160

Total cash advance segment	1,482,986	1,005,586
Pawn lending segment — domestic	90,942	98,717

Combined aggregate number of cash advances written (a) (c)	1,573,928	1,104,303

Cash advance customer balances (gross):(a) (c)
Owned by Company (d)
Cash advance segment — storefront	$33,607	$31,066
Cash advance segment — internet lending	71,142	51,866
Cash advance segment — card services	15,032	4,740

Total cash advance segment	$119,781	$87,672
Pawn lending segment — domestic	5,063	5,486
Combined owned by the Company(d)	$124,844	$93,158

Owned by third-party lenders (a) (b)
Cash advance segment — storefront	$3,382	$3,228
Cash advance segment — internet lending	32,548	19,649
Cash advance segment — card services	1,670	458

Total cash advance segment	$37,600	$23,335
Pawn lending segment — domestic	5,069	5,465
Combined owned by third-party lenders (a) (b)	$42,669	$28,800

Aggregate cash advance customer balances (gross) – (a) (c)
Cash advance segment — storefront	$36,989	$34,294
Cash advance segment — internet lending	103,690	71,515
Cash advance segment — card services	16,702	5,198

Total cash advance segment	$157,381	$111,007
Pawn lending segment — domestic	10,132	10,951

Combined aggregate cash advance customer balances (gross) (a) (c)	$167,513	$121,958

	Three Months Ended
	March 31,
	2010	2009
Average amount per cash advance written (not in thousands) — (a) (c)
Funded by the Company
Cash advance segment — storefront	$453	$445
Cash advance segment — internet lending	$412	$404

Total cash advance segment	$429	$422
Pawn lending segment — domestic	$335	$332

Combined by the Company	$424	$417

Funded by third-party lenders (a) (b)
Cash advance segment — storefront	$627	$592
Cash advance segment — internet lending	$705	$736
Cash advance segment — card services	$195	$158

Total cash advance segment	$395	$484
Pawn lending segment — domestic	$548	$541

Combined by third-party lenders (a) (b)	$406	$493

Aggregate average amount per cash advance written -(a) (c)
Cash advance segment — storefront	$469	$459
Cash advance segment — internet lending	$517	$495
Cash advance segment — card services	$195	$158

Total cash advance segment	$413	$441
Pawn lending segment — domestic	$453	$452

Combined aggregate average amount per cash advance written(a) (c)	$415	$442

Check cashing activities

Face amount of checks cashed — (a)
Company-owned locations:
Check cashing segment	$7,342	$6,703
Cash advance segment	39,887	62,139
Pawn lending segment	7,273	8,077

Combined company-owned locations	54,502	76,919

Franchised locations — check cashing segment (a)	297,593	323,898
Combined face amount of checks cashed (a)	$352,095	$400,817

Fees collected from customers — (a)
Company-owned locations:
Check cashing segment	$92	$110
Cash advance segment	1,215	1,592
Pawn lending segment	146	166

Combined company-owned locations	1,453	1,868
Franchised locations — check cashing segment (a)	4,408	4,816

Combined fees collected from customers (a)	$5,861	$6,684

Fees as a percentage of checks cashed — (a)
Company-owned locations:
Check cashing segment	1.3%	1.5
Cash advance segment	3.0	2.6
Pawn lending segment	2.0	2.1

Combined company-owned locations	2.7	2.4
Franchised locations — check cashing segment(a)	1.5	1.5

Combined fees as a percentage of checks cashed (a)	1.7%	1.7

	Three Months Ended
	March 31,
	2010	2009
Average check cashed (not in thousands) —(a)
Company-owned locations:
Check cashing segment	$437	$461
Cash advance segment	$717	$691
Pawn lending segment	$511	$520

Combined company-owned locations	$629	$641
Franchised locations — check cashing segment (a)	$551	$544

Combined average check cashed(a)	$562	$560

(a)	Non —generally accepted accounting principles (“Non-GAAP”) presentation. The Non-GAAP financial measure is provided immediately following its most comparable generally accepted accounting principles (“GAAP”) amount and can be reconciled to its most comparable GAAP amount through the presentation of the financial information above.

(b)	Includes (i) cash advances written by third-party lenders that were arranged by the Company on behalf of the third-party lenders through the CSO program offered in certain states in the Company’s storefront and internet channels, and (ii) line of credit advances issued by a third-party lender utilizing the Company or other parties to process these cash advances under a line of credit offered by such lender on certain stored-value and payroll cards issued by such lender. In its card services channel, the Company acquires a participation interest in the receivables originated by the third party lender, and cash advance fees associated with the Company’s card services activities include revenue from the Company’s participation interest in the line of credit receivables originated by the third party lender, as well as processing and other miscellaneous fee income.

(c)	Includes cash advances written by the Company as well as the cash advance products described in footnote (b) above.

(d)	Amounts recorded in the Company’s consolidated financial statements.

(e)	Includes all Prenda Fácil locations. All amounts shown are translated from Mexican pesos into U.S. dollars at the exchange rates in effect for the three months ended or at March 31, 2010, as applicable.

(f)	Excludes franchised locations.

(g)	Excludes Prenda Fácil pawn lending locations because the collateral underlying unredeemed loans is not owned by the Company.

CRITICAL ACCOUNTING POLICIES
     Since December 31, 2009, there have been no changes of critical accounting policies as described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. For additional information on critical accounting policies, see Note 1 of Notes to Consolidated Financial Statements.

OVERVIEW
Components of Consolidated Net Revenue, Reduced by Cash Advance Loss Provision. Consolidated net revenue, reduced by cash advance loss provision, is composed of finance and service charges from pawn loans plus the profit from the disposition of merchandise plus cash advance fees, less the cash advance loss provision plus other revenue. Other revenue is composed of check cashing fees, royalties and miscellaneous other revenue items, such as revenue from ancillary products offered in stores.
     The contribution to consolidated net revenue, reduced by cash advance loss provision, from pawn lending activities for the three months ended March 31, 2010 (the “current quarter”) and the same period in 2009 (the “prior year quarter”) accounted for 58.2% and 62.3%, respectively, of consolidated net revenue, reduced by cash advance loss provision, and remains the dominant component of consolidated net revenue, reduced by cash advance loss provision, for the Company. During the current quarter, consolidated net revenue, reduced by cash advance loss provision, increased 17.7% to $189.2 million from $160.8 million for the prior year quarter.
     The following table shows the components of consolidated net revenue, reduced by cash advance loss provision for three months ended March 31, 2010 and 2009:

	For the three months ended March 31,
		% of		% of
	2010	Total	2009	Total
Finance and service charges	$58,281	30.8%	$52,959	32.9%
Profit from disposition of merchandise, net of cost of revenue	51,938	27.4	47,258	29.4
Cash advance fees, net of loss provision	74,549	39.4	55,534	34.5
Check cashing fees, royalties and other	4,456	2.4	5,072	3.2

Net revenue, net of loss provision	$189,224	100.0%	$160,823	100.0%

Contribution to Increase in Net Revenue, Reduced by Cash Advance Loss Provision. The Company’s consolidated net revenue, reduced by cash advance loss provision, increased $28.4 million, or 17.7%, and $8.1 million, or 5.3%, for the current quarter and prior year quarter, respectively. The contribution to consolidated net revenue, reduced by cash advance loss provision, from cash advance activities increased $19.0 million during the current quarter compared to the prior year quarter, which accounted for 67.0% of the increase in consolidated net revenue, net of cash advance loss provision, due to an increase in cash advance fees from all distribution channels with the largest increase resulting from the internet lending channel. The contribution to consolidated net revenue, reduced by cash advance loss provision, from pawn lending activities increased $10.0 million during the current quarter compared to the prior year quarter, which accounted for 35.2% of the increase in consolidated net revenue, net of cash advance loss provision, primarily due to greater finance and service charges on higher average loan balances at the Company’s domestic and foreign pawn lending locations and an increase in revenue from the sale of refined gold.

     The following table sets forth the contribution to year over year increases in net revenue, reduced by cash advance loss provision (dollars in thousands):

	Increase (Decrease) for Three Months Ended March 31,
	2010 Over 2009		2009 Over 2008
	$	% of	$	% of
	Change	Total	Change	Total
Finance and service charges	$5,322	18.7%	$9,538	117.0%
Profit from the disposition of merchandise	4,680	16.5	2,191	26.9

Subtotal	10,002	35.2%	11,729	143.9%
Cash advance fees, net of loan losses	19,015	67.0	(2,792)	(34.3)
Check cashing fees, royalties and other	(616)	(2.2)	(786)	(9.6)

Total	$28,401	100.0%	$8,151	100.0%

Quarter Ended March 31, 2010 Compared To Quarter Ended March 31, 2009
Consolidated Net Revenue. Consolidated net revenue increased $37.5 million, or 20.2%, to $223.1 million during the current quarter from $185.6 million during the prior year quarter. The cash advance segment contributed $29.7 million, or 79.2%, of the $37.5 million total increase in consolidated net revenue, as all distribution channels in that segment produced increases from the prior year quarter, with growth in the Company’s internet lending channel providing the largest increase in net revenue from cash advance activities. Net revenue from the pawn lending segment contributed $7.9 million, or 7.3%, of the increase from the prior year quarter, largely due to increased finance and service charges from domestic pawn loans, an increase in the sale of refined gold, and to a lesser extent, an increase in finance and service charges at the Company’s foreign operations. The following table sets forth net revenue by operating segment for the three months ended March 31, 2010 and 2009, respectively (dollars in thousands):

	Three Months Ended March 31,
	2010	2009	Increase/(Decrease)
Cash advance segment components:
Storefront	$24,905	$22,611	$2,294	10.1%
Internet lending	74,238	51,964	22,274	42.9
Card services	6,976	1,842	5,134	278.7

Total cash advance segment	$106,119	$76,417	$29,702	38.9%
Pawn lending segment components:
Domestic	108,722	101,716	7,006	6.9
Foreign	7,452	6,532	920	14.1

Total pawn lending segment	$116,174	$108,248	$7,926	7.3%
Check cashing operations	824	932	(108)	(11.6)

Consolidated net revenue	$223,117	$185,597	$37,520	20.2%

Finance and Service Charges. Finance and service charges from pawn loans increased $5.3 million, or 10.0%, to $58.3 million in the current quarter from $53.0 million in the prior year quarter. The increase is mainly due to higher average pawn loan balances during the current quarter, which contributed $5.2 million of the increase, and a slight increase in annualized yield on pawn loans, which increased finance and service charges by $0.1 million during the current quarter.
     Pawn loan balances in domestic and foreign locations at March 31, 2010 were $158.3 million, which was $10.2 million, or 6.9%, higher than at March 31, 2009. The average balance of pawn loans outstanding during the current quarter increased by $15.4 million, or 9.9%, compared to the prior year quarter. The increase in the pawn loan balances was due to the increase in pawn loan balances at domestic and foreign pawn lending locations and cash advance storefront locations, which contributed 47.3%, 41.0% and 11.7% of the increase in finance and service charges, respectively. The Company typically experiences seasonal growth during the third and fourth quarter of each year due to loan balance growth that occurs after the heavy repayment period of pawn loans with tax refund proceeds received by customers in the first quarter each year. In accordance with this trend, pawn loan balances at March 31, 2010 were lower than pawn loan balances at December 31, 2009.
     Annualized loan yield in pawn loans was 138.3% in the current quarter, compared to 138.1% in the prior year quarter. The higher annualized yield is a function of the average rates for fees and service charges on pawn loans as well as the amount of finance and service charges deemed to be collectible based on historical loan redemption statistics. The Company’s domestic annualized loan yield increased to 139.3% in the current quarter compared to 135.7% in the prior year quarter mainly due to improved performance in the domestic loan portfolio, potentially aided by higher average tax refunds during the period. The foreign pawn loan yield decreased to 131.5% in the current quarter from 158.5% in the prior year quarter, primarily due to a lower yield on the liquidation of forfeited loans.

Proceeds from the Disposition of Merchandise. Profit from the disposition of merchandise represents the proceeds received from the disposition of merchandise in excess of the cost of disposed merchandise. The following table summarizes the proceeds from the disposition of merchandise and the related profit for the current quarter as compared to the prior year quarter (dollars in thousands):

	Three Months Ended March 31,
	2010			2009
	Merchan-	Refined		Merchan-	Refined
	dise	Gold	Total	dise	Gold	Total
Proceeds from disposition	$86,143	$55,740	$141,883	$80,145	$49,615	$129,760
Profit on disposition	$33,490	$18,448	$51,938	$31,610	$15,648	$47,258
Profit margin	38.9%	33.1%	36.6%	39.4%	31.5%	36.4%
Percentage of total profit	64.5%	35.5%	100.0%	66.9%	33.1%	100.0%
     The total proceeds from disposition of merchandise and refined gold increased $12.1 million, or 9.3%, in the current quarter compared to the prior year quarter, and the total profit from the disposition of merchandise and refined gold increased $4.7 million, or 9.9%, during the current quarter compared to the prior year quarter. Overall profit margin increased from 36.4% in the prior year quarter to 36.6% in the current quarter primarily due to a higher profit margin on the disposition of refined gold and related activities, which was partially offset by lower profit margin on the retail merchandise sold in stores. The consolidated merchandise turnover rate in the Company’s lending locations increased to 3.4 times during the current quarter compared to 3.2 times in the prior year quarter.
     Proceeds from the disposition of retail merchandise in stores, including jewelry, increased $6.0 million, or 7.5%, during the current quarter compared to the prior year quarter, predominately due to active sales promotions and potentially related to the higher average tax refund received by some customers during the period. In addition, while the profit margin on the disposition of merchandise decreased slightly to 38.9% in the current quarter from 39.4% in the prior year quarter as a result of sales promotions and the discounting of merchandise to encourage growth in retail sales, profits increased $1.9 million, or 5.9%.
     Proceeds from the disposition of refined gold and related activities increased $6.1 million, or 12.3%, during the current quarter compared to the prior year quarter. The profit margin on the disposition of refined gold increased to 33.1% in the current quarter from 31.5% in the prior year quarter. Both the increases in proceeds and profit margin on disposition of refined gold are mainly due to a higher average market price of gold sold, which more than offset a slightly higher average cost of gold sold as well as a lower volume of gold sold during the current quarter compared to the prior year quarter.
     Management expects that the profit margin on the disposition of merchandise will likely remain under pressure primarily due to the soft economic environment, which may require continued discounting of merchandise to encourage retail sales, as well as an increase in the percentage mix of refined gold sales, which typically have lower profit margins.
     The table below summarizes the age of merchandise held for disposition related to the Company’s domestic pawn operations before valuation allowance of $0.7 million as of March 31, 2010 and 2009 (dollars in thousands).

	Balance at March 31,
	2010		2009
	Amount	%	Amount	%
Merchandise held for 1 year or less —
Jewelry	$64,268	65.2%	$67,967	67.6%
Other merchandise	26,933	27.3	24,477	24.4

Total merchandise held for 1 year or less	91,201	92.5	92,444	92.0

Merchandise held for more than 1 year —
Jewelry	4,449	4.5	5,192	5.2
Other merchandise	2,920	3.0	2,863	2.8

Total merchandise held for more than 1 year	7,369	7.5	8,055	8.0

Total merchandise held for disposition	$98,570	100.0%	$100,499	100.0%

Cash Advance Fees. Cash advance fees increased $28.1 million, or 35.0%, to $108.4 million in the current quarter as compared to $80.3 million in the prior year quarter. The increase in revenue from cash advance fees is predominantly due to a 42.8% increase in cash advance fees from the internet channel. This increase in cash advance fees from the internet channel is primarily due to growth in cash advances made in the United Kingdom and domestic markets and, to a lesser extent, the entry into the Australian and Canadian cash advance markets during the second and fourth quarters of 2009, respectively. The card services channel also contributed to the increase in cash advance fees mainly due to an increase in the amount of receivables acquired from cash advances issued by a third-party lender on card-based products during 2009, which led to the improvement in the current quarter compared to the prior year quarter.
     The following table sets forth cash advance fees by operating segment for the quarters ended March 31, 2010 and 2009 (dollars in thousands):

	Three Months Ended March 31,
	2010	2009	Increase (Decrease)
Cash advance segment components:
Storefront	$20,522	$19,134	$1,388	7.3%
Internet lending	73,925	51,756	22,169	42.8
Card services	6,973	1,840	5,133	279.0

Total cash advance segment	$101,420	$72,730	$28,690	39.4%
Pawn lending segment	7,022	7,578	(556)	(7.3)

Consolidated cash advance fees	$108,442	$80,308	$28,134	35.0%

     Cash advance fees include fees from cash advances funded by the Company as well as fees from the CSO program and participation interests in certain line of credit receivables originated by a third-party lender and acquired by the Company through the card services channel. The amount of cash advances written increased $166.0 million, or 34.0%, to $654 million in the current quarter from $488 million in the prior year quarter. These amounts include $308 million in the current quarter and $179 million in the prior year quarter extended to customers by all independent third-party lenders through the CSO program and the Company’s card services business. The average amount per cash advance decreased to $415 from $442 during the current quarter over the prior year quarter, primarily due to a greater mix of cash advance fees from the card services channel, which typically have a lower average amount per cash advance. The outstanding combined portfolio balance of cash advances increased $45.5 million, or 37.3%, to $167.5 million at March 31, 2010 from $122.0 million at March 31, 2009. Those amounts included $124.8 million and $93.2 million at March 31, 2010 and 2009, respectively, which are included in the Company’s consolidated balance sheet and exclude an allowance for losses of $25.8 million and $17.3 million, which has been provided in the consolidated financial statements for March 31, 2010 and 2009, respectively.
     On July 10, 2009, the Commonwealth Court of Pennsylvania issued a decision against the Company and in favor of the Pennsylvania Department of Banking that the Company’s internet lending activities to Pennsylvania consumers were not authorized by Pennsylvania law. In response thereto, the Company filed an appeal of this decision and ceased originating new loans in Pennsylvania until a final decision on the appeal has been rendered. The discontinuation of internet lending in Pennsylvania has not had a material effect on the Company, including its consolidated revenues or operations. If this decision is not overturned, the Company anticipates a permanent discontinuation of its internet cash advance product in that state. See Note 7 to the Notes to Consolidated Financial Statements for further information.
     The State of Washington recently passed legislation that became effective on January 1, 2010 that sets a maximum loan amount for short-term unsecured cash advance loans that may be loaned to an individual by all lenders in that state. This legislation has reduced the volume of short-term unsecured cash advance loans in the State of Washington but has not had a material effect on the Company, including its consolidated revenues or operations.
     The Company offers short-term unsecured cash advances over the internet and through its storefront lending locations in Arizona. The legislation under which these short-term unsecured cash advances are being offered is scheduled to expire on July 1, 2010. The Arizona legislature has not renewed this legislation, and the Company expects to discontinue offering short-term unsecured cash advances under this legislation on or prior to the expiration of this legislation. The Company also provides consumer credit services through the CSO program in Maryland. Legislation is expected to be adopted in Maryland that would become effective October 1, 2010 that would not make it feasible for the Company to continue its CSO program in that state.
     The Company is still evaluating the potential effects of the loss of cash advance fees in Arizona and Maryland but does not expect that it will have a material effect on the Company in the current fiscal year, including its consolidated revenues or operations. In addition, the Company is currently evaluating viable alternatives to continue to serve customers in each of these states. Since the changes in these markets do not occur until later in the current year, management expects that growth in cash advance fees from other markets, including both domestic and foreign markets, may offset a portion of the loss of revenue it may experience in either or both of these states.

     The following table summarizes cash advances outstanding at March 31, 2010 and 2009 (dollars in thousands):

	Balance at March 31,
	2010	2009
Funded by the Company (a)
Active cash advances and fees receivable	$78,836	$64,362
Cash advances and fees in collection	17,558	15,075

Total funded by the Company (a)	96,394	79,437

Funded by third-party lenders(b) (c)
Active cash advances and fees receivable	55,489	32,117
Cash advances and fees in collection	15,630	10,404

Total funded by third-party lenders(b) (c)	71,119	42,521

Combined gross portfolio of cash advances and fees receivable(b) (d)	167,513	121,958
Less: Elimination of cash advances owned by third-party lenders	42,669	28,800

Company-owned cash advances and fees receivable, gross	124,844	93,158
Less: Allowance for losses	25,823	17,278

Cash advances and fees receivable, net	$99,021	$75,880

Allowance for loss on Company-owned cash advances	$25,823	$17,278
Accrued losses on third-party lender-owned cash advances	2,293	1,522

Combined allowance for losses and accrued third-party lender losses	$28,116	$18,800

Combined allowance for losses and accrued third-party lender losses as a % of combined gross portfolio(b) (d)	16.8%	15.4%

(a)	Cash advances written by the Company in its pawn lending and cash advance storefront locations and through the Company’s internet channel.

(b)	Non-GAAP presentation. Management evaluates the cash advance portfolio on an aggregate basis including the loss provision for the Company-owned and the third-party lender-owned portfolio that the Company guarantees. The non-GAAP financial measure is provided immediately following its most comparable GAAP amount and can be reconciled to its most comparable GAAP amount through the presentation of the financial information above.

(c)	Cash advances written by third-party lenders that were processed or arranged by the Company on behalf of the third-party lenders at the Company’s pawn and cash advance storefront locations and through the Company’s internet and card services channels.

(d)	Includes cash advances written by the Company, as well as the cash advance products described in footnote (c) above.
Check Cashing Fees, Royalties and Other. Check cashing fees, royalties and other income decreased $0.6 million, or 12.1%, to $4.5 million in the current quarter due primarily to a lower volume of checks being cashed. Management believes check cashing volume in the current quarter decreased as the increased use of alternatives to paper checks, such as electronic transfers and debit cards, has reduced the number of paper checks available to be cashed by customers. Additionally, management believes that increased competition from other retail providers has also contributed to the decline in check cashing fees. The components of these fees are as follows (dollars in thousands):

	Three Months Ended March 31,
	2010				2009
	Pawn	Cash	Check		Pawn	Cash	Check
	Lending	Advance	Cashing	Total	Lending	Advance	Cashing	Total
Check cashing fees	$146	$1,215	$92	$1,453	$166	$1,592	$110	$1,868
Royalties	219	—	714	933	210	—	799	1,009
Other	651	1,401	18	2,070	667	1,505	23	2,195

	$1,016	$2,616	$824	$4,456	$1,043	$3,097	$932	$5,072

Operations Expenses. Consolidated operations expenses as a percentage of total revenue were 30.8% in the current quarter, compared to 31.9% in the prior year quarter. These expenses increased $10.9 million, or 12.7%, in the current quarter compared to the prior year quarter. During the current quarter, pawn lending operating expenses increased $4.2 million, or 7.4%, to $61.8 million, when compared to the prior year quarter. The operations expenses for the cash advance activities increased $6.7 million, or 24.1%, to $34.2 million in the current quarter compared to the prior year quarter.
     The Company’s operations expenses are predominately related to personnel and occupancy expenses. Personnel expenses include base salary and wages, performance incentives and benefits. Occupancy expenses include rent, property taxes, insurance, utilities and maintenance. The combination of personnel and occupancy expenses represents 76.0% of total operations expenses in the current quarter and 79.1% in the prior year quarter. The comparison of operations expenses for the current quarter to the prior year quarter is as follows (dollars in thousands):

	Three Months Ended March 31,
	2010		2009
		% of		% of
	Amount	Revenue	Amount	Revenue
Personnel	$51,952	16.6%	$47,621	17.8%
Occupancy	21,261	6.8	20,038	7.5
Marketing	12,415	4.0	7,159	2.7
Other	10,750	3.4	10,704	3.9

Total	$96,378	30.8%	$85,522	31.9%

     The increase in personnel expenses is primarily due to incentive programs at the Company’s domestic pawn lending operations, the significant number of new unit additions in the foreign pawn lending operations, the growth of the Company’s internet channel and normal recurring salary adjustments. The increase in occupancy expense is primarily due to recurring rent and property tax increases, as well as higher expense associated with new stores opened over the last twelve months.
     The increase in marketing expenses is primarily due to a $5.8 million increase in marketing expenses in the Company’s cash advance segment, mainly from the internet channel’s efforts to expand the Company’s customer base both domestically and internationally, as well as expenses for new product development activities.
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
     The cash advance loss provision increased by $9.1 million to $33.9 million in the current quarter, from $24.8 million in the prior year quarter, primarily due to the increase in the amount of cash advances written during the current quarter compared to the prior year quarter. The loss provision expense as a percentage of gross cash advances written increased slightly in the current quarter to 5.2% from 5.1% in the prior year quarter. The loss provision as a percentage of cash advance fees increased to 31.3% in the current quarter from 30.8% in the prior year quarter. The increase in loss provision is primarily due to a change in customer mix to include a larger number of new customers with no history of successfully repaying loans. These customers tend to have a higher risk of default and bad debt than customers with a history of debt repayment.
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
     The following table shows the Company’s loss experience for each of the calendar quarters of 2009 and the first quarter of 2010:

	2009				2010
	First	Second	Third	Fourth	First
	Quarter	Quarter	Quarter	Quarter	Quarter
Combined cash advance loss provision as a % of combined cash advances written (a)(b)	5.1%	5.5%	6.1%	5.5%	5.2%
Charge-offs (net of recoveries) as a % of combined cash advances written (a)(b)	6.1%	4.4%	5.6%	5.1%	5.5%
Combined cash advance loss provision as a % of cash advance fees (a)(b)	30.8%	34.5%	38.4%	36.0%	31.3%
Combined cash advances and fees receivable, gross(a)(b)	$121,958	$146,345	$161,577	$187,285	$167,513
Combined allowance for losses on cash advances	18,800	24,222	27,503	30,294	28,116

Combined cash advances and fees receivable, net(a)(b)	$103,158	$122,123	$134,074	$156,991	$139,397

Combined allowance for losses and accrued third-party lender losses as a % of combined gross portfolio (a)(b)	15.4%	16.6%	17.0%	16.2%	16.8%

(a)	Non-GAAP presentation. Management evaluates the cash advance portfolio on an aggregate basis including its evaluation of the loss provision for the Company-owned portfolio and the third-party lender-owned portfolio that the Company guarantees.

(b)	Includes (i) cash advances written by the Company, and (ii) cash advances written by third-party lenders that were processed or arranged by the Company on behalf of the third-party lenders, all at the Company’s pawn lending and cash advance storefront locations and through the Company’s internet and card services channels.

     The following table summarizes the cash advance loss provision for the three months ended March 31, 2010 and 2009, respectively (dollars in thousands):

	Three Months Ended
	March 31,
	2010	2009
Cash advance loss provision:
Loss provision on Company-owned cash advances	$34,544	$25,387
Loss provision on third-party owned cash advances	(651)	(613)

Combined cash advance loss provision	$33,893	$24,774

Charge-offs, net of recoveries	$36,071	$29,604

Cash advances written:
By the Company (a)	$345,125	$309,346
By third-party lenders(b)(c)	308,428	178,583

Combined cash advances written (b)(d)	$653,553	$487,929

Combined cash advance loss provision as a % of combined cash advances written (b)(d)	5.2%	5.1%
Charge-offs (net of recoveries) as a % of combined cash advances written (b)(d)	5.5%	6.1%

(a)	Cash advances written by the Company for its own account in pawn lending and cash advance storefront locations and through the internet channel.

(b)	Non-GAAP presentation. Management evaluates and measures the cash advance portfolio performance on an aggregate basis including its evaluation of the loss provision for the Company-owned portfolio and the third-party lender-owned portfolio that the Company guarantees. The non-GAAP financial measure is provided immediately following its most comparable GAAP amount and can be reconciled to its most comparable GAAP amount through the presentation of the financial information above.

(c)	Cash advances written by third-party lenders that were processed or arranged by the Company on behalf of the third-party lenders, all at the Company’s pawn and cash advance storefront locations and through the Company’s internet and card services channels.

(d)	Includes cash advances written by the Company, as well as the cash advance products described in footnote (c) above.
Administration Expenses. Consolidated administration expenses as a percentage of total revenue were 8.2% in the current quarter, compared to 8.0% in the prior year quarter. The components of administration expenses for the three months ended March 31, 2010 and 2009 are as follows (dollars in thousands):

	Three Months Ended March 31,
	2010		2009
		% of		% of
	Amount	Revenue	Amount	Revenue
Personnel	$17,273	5.5%	$14,926	5.6%
Other	8,416	2.7	6,555	2.4

Total	$25,689	8.2%	$21,481	8.0%

     The increase in administration expenses of $4.2 million in the current quarter over the prior year quarter was primarily due to increased expense related to the Company’s long-term incentive plan and personnel and overhead costs at the Company’s internet channel. The increase was also due, to a lesser extent, to normal recurring salary adjustments related to administrative functions.
Depreciation and Amortization. Depreciation and amortization expense as a percentage of total revenue was 3.4% in the current quarter compared to 3.9% in the prior year quarter. Total depreciation and amortization expense increased $0.4 million, or 3.6%, primarily due to the increase in the number of Prenda Fácil locations and the software development at the Company’s internet channel. Management expects that the implementation of the Company’s new proprietary point-of-sale system, the development of which is expected to be substantially complete in the first half of 2011, will result in a substantial increase in depreciation expense in 2011.
Interest Expense. Interest expense as a percentage of total revenue was 1.8% in both the current quarter and the prior year quarter. Interest expense increased $0.4 million, or 7.8%, to $5.5 million in the current quarter as compared to $5.1 million in the prior year quarter. The prior year quarter interest expense included a $1.3 million fee related to the deferral of a payment associated with the Company’s acquisition of The Check Giant, LLC. The Company’s effective blended borrowing cost was 5.1% in the current quarter, up from 3.4% in the prior year quarter (not including the impact of the deferral fee), mainly due to the Company’s offering of its 5.25% Convertible Senior Notes due 2029 (the “2009 Convertible Notes”) during the second quarter of 2009 and the Company’s offering of its 7.26% senior unsecured notes due 2017 during the first quarter of 2010, as relatively lower cost floating rate debt was replaced by relatively higher fixed rate debt. During the current quarter, the average amount of debt outstanding decreased $14.8 million to $399.4 million in the current quarter from $414.2 million during the prior year quarter. See Note 5 of the Notes to Consolidated Financial Statements for further discussion of the 2009 Convertible Notes. In accordance with the accounting guidance for the 2009 Convertible Notes issued in May 2009, the Company incurred non-cash interest expense of $0.8 million in the current quarter.
Income Taxes. The Company’s effective tax rate was 37.0% for the current quarter compared to 36.7% for the prior year quarter, which caused a $4.7 million increase in income tax provision in the current quarter over the prior year quarter.

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
     As of March 31, 2010 and 2009, the Company was in compliance with all financial ratio covenants and other requirements set forth in its debt agreements. A significant decline in demand for the Company’s products and services or other unexpected changes in financial condition may result in a violation of the Company’s debt agreements that could result in an acceleration of the Company’s debt, increase the Company’s borrowing costs, and possibly adversely affect the Company’s ability to renew its existing credit facilities or to obtain new credit on favorable terms in the future. The Company does not anticipate a significant decline in demand for its services and has historically been successful in maintaining compliance with and renewing its debt agreements. To the extent the Company experiences short-term or long-term funding disruptions, the Company has the ability to address these risks through a variety of adjustments related to the primary current assets of the business, which all have short durations. Such actions could include the immediate liquidation of jewelry inventory which is comprised primarily of gold items that would be refined into pure gold and sold on the open market and adjustments to short-term lending to consumers that would reduce cash outflow requirements while increasing cash inflows through repayments of consumer loans, many of which are secured by gold jewelry.
     The significant growth in earnings and the completion of the offering of the 2009 Convertible Notes in May 2009 and issuance of its 2017 senior unsecured notes in January 2010 significantly improved the Company’s long-term liquidity position. Additionally, the Company filed an automatic shelf registration statement on Form S-3 on August 14, 2009 that management believes will provide the Company with additional financing flexibility. Management will continue to closely monitor the Company’s liquidity needs and review alternatives for additional capital based on its view that the current uncertainty regarding the credit markets may continue for the foreseeable future.
     The Company had outstanding letters of credit of $15.9 million at March 31, 2010, which are considered outstanding indebtedness under the Company’s long-term unsecured line of credit for purposes of determining available borrowings under that line of credit. Management believes that the borrowings available ($207.0 million at March 31, 2010) under the credit facilities, cash generated from operations and current working capital of $353.4 million is sufficient to meet the Company’s anticipated capital requirements for its businesses. Should the Company experience a significant decline in demand for the Company’s products and services or other unexpected changes in financial condition, management would evaluate several alternatives to ensure that it is in a position to meet liquidity requirements. These alternatives may include the sale of assets, reductions in capital spending and changes to its current assets and/or the issuance of debt or equity securities, all of which could be expected to generate additional liquidity. The characteristics of the Company’s current assets, specifically the ability to rapidly liquidate gold jewelry inventory and adjust outflows of cash in its lending practices, gives the Company flexibility to quickly modify its business strategy to increase cash flow from its business, if necessary.
Cash Flows
     The Company’s cash flows and other key indicators of liquidity are summarized as follows (dollars in thousands):

	Three Months Ended March 31,
	2010		2009
Cash flows provided by operating activities:	$79,372		$66,176

Cash flows provided by (used in) investing activities

Pawn loans	$48,755		$30,662
Cash advances	(24,034)		(17,243)
Acquisitions	(3,913)		(34,777)
Property and equipment additions	(7,906)		(9,946)
Investment in marketable securities	(5,652)		—
Proceeds from property insurance	142		150

Total cash flows provided by (used in) investing activities	$7,392		$(31,154)

Cash flows used in financing activities	$(90,286)		$(39,528)

Working capital	$353,429		$306,735
Current ratio	3.7	x	3.8	x
Merchandise turnover	3.4	x	3.2	x
     Cash flows from operating activities. Net cash provided by operating activities increased $13.2 million, or 19.9%, from $66.2 million for the three months ended March 31, 2009 (the “prior year period”) to $79.4 million for the three months ended March 31, 2010 (the “current period”). A significant component of the increase in net cash provided by operating activities was a $7.8 million increase in net income during the current period. An additional $9.1 million of net cash provided by operating activities was generated by an increase in the cash advance loss provision, a non-cash expense, during the current period. Changes in operating assets and liabilities and current accounts combined to use $2.4 million of net cash provided by operating activities.
     Management believes cash flows from operations and available cash balances and borrowings will be sufficient to fund the Company’s operating liquidity needs.
     Cash flows from investing activities. Net cash used in investing activities decreased $38.5 million, or 123.7%, in the current period compared to the prior year period, primarily due to a $30.9 million decrease in acquisition activities and an $18.1 million increase in cash provided by pawn lending activities. During the current period, principal recovered through the disposition of forfeited loans increased $6.3 million, reflecting an increase in merchandise sales activity and greater proceeds from the sale of refined gold. The combined impact of pawn loans made and repaid generated $11.8 million of additional cash from investing activities as the Company experienced higher repayment activity during the current period because customers may have received higher average tax refund amounts that provided the Company’s customers additional liquidity to repay outstanding pawn loans. Cash advances made and cash advances repaid combined used cash of $6.8 million when compared to the prior year period due to a 30.8% increase in cash advances made or purchased during the current period, mostly due to growth in the Company’s internet cash advance channel. Investments in property and equipment decreased $2.0 million in the current period due to reductions in information technology development activities and store remodeling. In addition, investments in marketable equity securities increased $5.7 million in the current period.
     During the current period, the Company used $3.9 million of cash for acquisition activities, compared to $34.8 million in the prior year quarter, related to the following:
     On March 31, 2009, the Company made payments totaling $36.0 million, including a deferral fee of approximately $1.3 million that was recognized as interest expense, in connection with the acquisition of substantially all of the assets of The Check Giant, LLC, which occurred on September 15, 2006.
     In April 2009 and February 2010, the Company made supplemental payments of approximately $2.7 million and $2.1 million, respectively, in connection with the acquisition of substantially all the assets of Primary Business Services, Inc., Primary Finance, Inc., Primary Processing, Inc. and Primary Members Insurance Services, Inc. on July 23, 2008. The measurement dates for the remaining supplemental payments are each December 31 and June 30 through June 30, 2012, with each payment, if any, due approximately 45 days after the measurement date. The Company expects that payments will be required at the two measurement dates in 2010 based on the current level of performance. As of March 31, 2010, the Company has accrued to “Accrued supplemental acquisition payment” approximately $11.4 million based on earnings through March 31, 2010. The total of all payments to the sellers cannot exceed $50.0 million pursuant to the terms of the asset purchase agreement. Through February 2010, the Company has made payments totaling $4.8 million. See “Note 2. Acquisitions” to the Notes to Consolidated Financial Statements.
     During the current period, the Company acquired three domestic pawn lending locations for approximately $1.9 million.
     On December 16, 2008, the Company completed the Prenda Fácil acquisition. The Company agreed to pay one supplemental earn-out payment for the twelve-month period ending June 30, 2011, reduced by amounts previously paid. This supplemental payment, if any, is expected to be paid in cash on or before August 15, 2011. See “Note 2. Acquisitions” to the Notes to Consolidated Financial Statements.
     The Company arranges for consumers to obtain cash advance products from multiple independent third-party lenders through the CSO program and the Company’s card services business. When a consumer executes a credit services agreement with the Company under the CSO program, the Company agrees, for a fee payable to the Company by the consumer, to provide a variety of credit services to the consumer, one of which is to guarantee the consumer’s obligation to repay the loan received by the consumer from the third-party lender if the consumer fails to do so. For cash advance products originated by third-party lenders under the CSO program, each lender is responsible for evaluating each of its customers’ applications, determining whether to approve a cash advance based on an application and determining the amount of the cash advance. The Company is not involved in the lenders’ cash advance approval processes or in determining the lenders’ approval procedures or criteria. As of March 31, 2010 and 2009, the outstanding amount of active cash advances originated by third-party lenders was $42.7 million and $28.8 million, respectively. Of these amounts, $41.0 million and $28.3 million, respectively, were guaranteed by the Company.
     Management anticipates that expenditures for property and equipment for the remainder of 2010 will be between $60.0 million and $70.0 million primarily for the remodeling of selected operating units, for the continuing development of product delivery and information systems, including the multi-year project to upgrade the Company’s proprietary point-of-sale system, and for the establishment of approximately 50 to 60 new pawn lending locations primarily in the Company’s foreign operations. Included in this aggregate range of capital expenditures are minor strategic investments and small scale acquisitions of neighborhood pawn lending locations.
     Cash flows from financing activities. Net cash used by financing activities increased $50.8 million, or 128%, from $39.5 million in the prior year period to $90.3 million in the current period. During the current period, the Company made debt payments of $115.5 million, including $112.5 million under its bank line of credit and $3.0 million of principal payments under its other debt obligations. During the current period, the Company repaid $48.9 million more debt, net of debt issuance, than the Company repaid in the prior year period. Additional uses of cash during the current period included $1.0 million for dividends paid, the repurchase of 40,000 shares of Company common stock in open market transactions pursuant to an authorization by the Board of Directors of the Company in October 2007 to repurchase up to 1,500,000 shares of the Company’s common stock, and the repurchase of 22,251 shares of common stock for tax payments related to stock based compensation. These share repurchases used $2.5 million of net cash from financing activities. Net cash provided by financing activities in the current period included proceeds of $25.0 million for long-term debt issued by the Company in January 2010 (as more fully described below).
     On January 28, 2010, the Company issued and sold $25.0 million aggregate principal amount of its 7.26% senior unsecured notes (the “2017 Notes”) due January 28, 2017 in a private placement pursuant to a note purchase agreement dated January 28, 2010 by and among the Company and certain purchasers listed therein. The 2017 Notes are senior unsecured obligations of the Company. The 2017 Notes are payable in five annual installments of $5.0 million beginning January 28, 2013. In addition, the Company may, at its option, prepay all or a minimum portion of no less than $1.0 million of the 2017 Notes at a price equal to the principal amount thereof plus a make-whole premium and accrued interest. The 2017 Notes are guaranteed by all of the Company’s U.S. subsidiaries. The Company used a portion of the net proceeds of the 2017 Notes to repay existing indebtedness, including outstanding balances under its bank line of credit. The remaining portion was used for general corporate purposes.
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

	Three Months Ended
	March 31,
	2010		2009
		Per		Per
	$	Share	$	Share
Net income attributable to Cash America International, Inc.	$32,033	$1.01	$23,911	$0.79

Adjustments:
Intangible asset amortization, net of tax	752	0.02	1,027	0.03
Non-cash equity-based compensation, net of tax	574	0.02	473	0.02
Convertible debt non-cash interest and amortization of issuance costs, net of tax	513	0.02	—	—
Foreign exchange (gain) loss, net of tax	86	—	86	—

Adjusted cash earnings	$33,958	$1.07	$25,497	$0.84

Off-Balance Sheet Arrangements
     The Company arranges for consumers to obtain cash advance products from multiple independent third-party lenders through the CSO program and the Company’s card services business. When a consumer executes a credit services agreement with the Company under the CSO program, the Company agrees, for a fee payable to the Company by the consumer, to provide a variety of credit services to the consumer, one of which is to guarantee the consumer’s obligation to repay the loan received by the consumer from the third-party lender if the consumer fails to do so. For cash advance products originated by third-party lenders under the CSO program, each lender is responsible for evaluating each of its customers’ applications, determining whether to approve a cash advance based on an application and determining the amount of the cash advance. The Company is not involved in the lenders’ cash advance approval processes or in determining the lenders’ approval procedures or criteria. As of March 31, 2010 and 2009, the outstanding amount of active cash advances originated by third-party lenders was $42.7 million and $28.8 million, respectively. Of these amounts, $41.0 million and $28.3 million, respectively, were guaranteed by the Company.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Market risks relating to the Company’s operations result primarily from changes in interest rates, foreign exchange rates, and gold prices. The Company does not engage in speculative or leveraged transactions, nor does it hold or issue financial instruments for trading purposes. There have been no material changes to the Company’s exposure to market risks since December 31, 2009.

Item 4. Controls and Procedures
          Under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, management of the Company has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the “Exchange Act”) as of March 31, 2010 (the “Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective (i) to ensure that information required to be disclosed in reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms; and (ii) to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.
     There was no change in the Company’s internal control over financial reporting during the quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
     The Company’s management, including its Chief Executive Officer and Chief Financial Officer, does not expect that the Company’s disclosure controls and procedures or internal controls will prevent all possible error and fraud. The Company’s disclosure controls and procedures and internal controls are, however, designed to provide reasonable assurance of achieving their objectives.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     See Note 7 of Notes to Consolidated Financial Statements.
Item 1A. Risk Factors
     There have been no material changes from the Risk Factors described in “Part 1. Item 1A. Risk Factors” of the Company’s Form 10-K for the fiscal year ended December 31, 2009.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     The following table provides the information with respect to purchases made by the Company of shares of its common stock, par value $0.10, during each of the months in the first three months of 2010:

			Total Number of	Maximum Number
	Total Number	Average	Shares Purchased as	of Shares that May
	of Shares	Price Paid	Part of Publicly	Yet Be Purchased
Period	Purchased (1)	Per Share	Announced Plan (2)	Under the Plan (2)

January 1 to January 31	1,493	$36.19	—	860,524
February 1 to February 28	13,242	$37.59	—	860,524
March 1 to March 31	47,863	$39.65	40,000	820,524

Total	62,598	$39.13	40,000

(1)	Includes shares purchased on the open market relating to compensation deferred by a director under the 2004 Long-Term Incentive Plan, as amended, and dividends reinvested in shares of the Company’s common stock in the Company’s Non-Qualified Savings Plan of 286, 30 and 31 shares for the months of January, February and March, respectively, and shares withheld from employees as partial tax payments for shares issued under stock-based compensation plans of 1,207, 13,212, and 7,832 shares for the months of January, February and March, respectively.

(2)	On October 24, 2007, the Board of Directors authorized the Company’s repurchase of up to a total of 1,500,000 shares of its common stock.
Item 3. Defaults Upon Senior Securities
     None.
Item 4. (Removed and Reserved)
Item 5. Other Information
     None.

Item 6. Exhibits

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.1	Note Purchase Agreement dated January 28, 2010 among Cash America International, Inc. (the “Company”) and the purchasers named therein for the issuance of the Company’s 7.26% Senior Notes due January 28, 2017 in the aggregate principal amount of $25,000,000 (1)	8-K	001-09733	10.1	2/3/10

10.2	Form of 2010 Long-Term Incentive Plan Award Agreement for Executive Officers under the First Amended and Restated Cash America International, Inc. 2004 Long-Term Incentive Plan, as amended (1)					X

10.3	Summary of 2010 Terms and Conditions of the Cash America International, Inc. Short-Term Incentive Plan under the Cash America International, Inc. Senior Executive Bonus Plan					X

31.1	Certification of Chief Executive Officer					X

31.2	Certification of Chief Financial Officer					X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

(1)	Pursuant to 17 CFR 240.24b-2, portions of this exhibit have been omitted and have been filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 23, 2010	CASH AMERICA INTERNATIONAL, INC.
	By:	/s/ Thomas A. Bessant, Jr.
Thomas A. Bessant, Jr.
Executive Vice President and Chief Financial Officer (On behalf of the Registrant and as Principal Financial Officer)

EXHIBIT INDEX

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.1	Note Purchase Agreement dated January 28, 2010 among Cash America International, Inc. (the “Company”) and the purchasers named therein for the issuance of the Company’s 7.26% Senior Notes due January 28, 2017 in the aggregate principal amount of $25,000,000 (1)	8-K	001-09733	10.1	2/3/10

10.2	Form of 2010 Long-Term Incentive Plan Award Agreement for Executive Officers under the First Amended and Restated Cash America International, Inc. 2004 Long-Term Incentive Plan, as amended (1)					X

10.3	Summary of 2010 Terms and Conditions of the Cash America International, Inc. Short-Term Incentive Plan under the Cash America International, Inc. Senior Executive Bonus Plan					X

31.1	Certification of Chief Executive Officer					X

31.2	Certification of Chief Financial Officer					X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

(1)	Pursuant to 17 CFR 240.24b-2, portions of this exhibit have been omitted and have been filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.