Form 10-Q
period 2010-06-30
CASH AMERICA INTERNATIONAL INC
filed 2010-07-23
CIK 807884

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
   (Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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
Yes   ☐           No   ☑
APPLICABLE ONLY TO CORPORATE ISSUERS:
29,387,499 of the Registrants’ common shares, $.10 par value, were issued and outstanding as of July 15, 2010.

CASH AMERICA INTERNATIONAL, INC.

CAUTIONARY NOTE CONCERNING FACTORS THAT MAY AFFECT FUTURE RESULTS
          This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. You should not place undue reliance on these statements. These forward-looking statements give current expectations or forecasts of future events and reflect the views and assumptions of senior management of Cash America International, Inc. (the “Company”) with respect to the business, financial condition and prospects of the Company. When used in this report, terms such as “believes,” “estimates,” “should,” “could,” “would,” “plans,” “expects,” “anticipates,” “may,” “forecast,” “project” and similar expressions or variations as they relate to the Company or its management are intended to identify forward-looking statements. Forward-looking statements address matters that involve risks and uncertainties that are beyond the ability of the Company to control and, in some cases, predict. Accordingly, there are or will be important factors that could cause our actual results to differ materially from those indicated in these statements. Key factors that could cause the Company’s actual financial results, performance or condition to differ from the expectations expressed or implied in such forward-looking statements include, but are not limited to, the following:
•	changes in pawn, consumer credit, tax and other laws and government rules and regulations applicable to the Company’s business,

•	changes in demand for the Company’s services,

•	the continued acceptance of the online channel by the Company’s online loan customers,

•	the actions of third-parties who offer products and services to or for the Company,

•	fluctuations in the price of gold,

•	changes in competition,

•	the ability of the Company to open new locations in accordance with its plans,

•	changes in economic conditions,

•	real estate market fluctuations,

•	interest rate fluctuations,

•	changes in foreign currency exchange rates,

•	changes in the capital markets,

•	the ability to successfully integrate newly acquired businesses into the Company’s operations,

•	the loss of services of any of the Company’s executive officers,

•	the effect of any current or future litigation proceedings on the Company,

•	acts of God, war or terrorism, pandemics and other events,

•	the effect of any of such changes on the Company’s business or the markets in which the Company operates, and

•	other risks and uncertainties described in this report or from time to time in the Company’s filings with the Securities and Exchange Commission (the “SEC”).
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	June 30,		December 31,
	2010	2009	2009
		(Unaudited)

Assets
Current assets:
Cash and cash equivalents	$46,708	$26,323	$46,004
Pawn loans	184,104	176,313	188,312
Consumer loans, net	115,295	89,810	108,789
Merchandise held for disposition, net	100,215	102,164	113,824
Pawn loan fees and service charges receivable	35,077	33,314	36,544
Prepaid expenses and other assets	50,639	17,169	32,129
Deferred tax assets	25,035	21,644	21,536

Total current assets	557,073	466,737	547,138
Property and equipment, net	196,559	187,343	193,737
Goodwill	513,758	493,848	493,492
Intangible assets, net	25,853	30,454	27,793
Other assets	7,244	8,243	7,495

Total assets	$1,300,487	$1,186,625	$1,269,655

Liabilities and Equity
Current liabilities:
Accounts payable and accrued expenses	$75,058	$66,534	$87,368
Accrued supplemental acquisition payment	18,858	-	2,291
Customer deposits	9,535	9,778	8,837
Income taxes currently payable	9,150	1,324	8,699
Current portion of long-term debt	25,493	14,306	25,493

Total current liabilities	138,094	91,942	132,688
Deferred tax liabilities	46,016	38,763	42,590
Noncurrent income tax payable	2,166	4,059	2,009
Other liabilities	7,591	3,602	5,479
Long-term debt	374,044	415,491	403,690

Total liabilities	$567,911	$553,857	$586,456

Equity:
Cash America International, Inc. equity:
Common stock, $0.10 par value per share, 80,000,000 shares authorized, 30,235,164 shares issued	3,024	3,024	3,024
Additional paid-in capital	164,770	168,197	166,761
Retained earnings	583,660	478,706	532,805
Accumulated other comprehensive income	1,785	608	1,181
Treasury shares, at cost (881,003 shares, 815,842 shares and 933,082 shares at June 30, 2010 and 2009, and at December 31, 2009, respectively)	(27,031)	(23,256)	(26,836)

Total Cash America International, Inc. stockholders’ equity	726,208	627,279	676,935
Noncontrolling interest	6,368	5,489	6,264

Total equity	732,576	632,768	683,199

Total liabilities and equity	$1,300,487	$1,186,625	$1,269,655

See notes to consolidated financial statements.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
		(Unaudited)

Revenue
Pawn loan fees and service charges	$59,507	$54,280	$117,788	$107,239
Proceeds from disposition of merchandise	113,850	110,173	255,733	239,933
Consumer loan fees	115,865	84,602	224,307	164,910
Other	2,859	3,326	7,315	8,391

Total Revenue	292,081	252,381	605,143	520,473

Cost of Revenue
Disposed merchandise	70,417	71,534	160,362	154,036

Net Revenue	221,664	180,847	444,781	366,437

Expenses
Operations	101,931	86,395	198,450	171,917
Consumer loan loss provision	44,934	29,178	78,827	53,952
Administration	25,446	22,681	50,994	44,155
Depreciation and amortization	10,215	10,393	20,933	20,734

Total Expenses	182,526	148,647	349,204	290,758

Income from Operations	39,138	32,200	95,577	75,679
Interest expense	(5,406)	(5,086)	(10,863)	(10,155)
Interest income	151	4	159	19
Foreign currency transaction (loss) gain	(37)	267	(174)	131

Income before Income Taxes	33,846	27,385	84,699	65,674
Provision for income taxes	12,935	10,566	31,737	24,629

Net Income	20,911	16,819	52,962	41,045
Less: Net income attributable to the noncontrolling interest	(22)	(212)	(40)	(527)

Net Income Attributable to Cash America International, Inc.	$20,889	$16,607	$52,922	$40,518

Earnings Per Share:
Net Income attributable to Cash America International, Inc. common stockholders:
Basic	$0.70	$0.56	$1.78	$1.36
Diluted	$0.66	$0.54	$1.67	$1.33
Weighted average common shares outstanding:
Basic	29,655	29,804	29,671	29,785
Diluted	31,665	30,515	31,701	30,467
Dividends declared per common share	$0.035	$0.035	$0.070	$0.070
See notes to consolidated financial statements.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(in thousands, except per share data)

	June 30,
	2010		2009
	Shares	Amounts	Shares	Amounts
		(Unaudited)
Common stock

Balance at end of period	30,235,164	$3,024	30,235,164	$3,024

Additional paid-in capital
Balance at beginning of year		166,761		160,007
Shares issued under stock based plans		(5,969)		(2,560)
Stock-based compensation expense		1,885		1,579
Income tax benefit (provision) from stock based compensation		2,093		(256)
Issuance of convertible debt		-		9,427

Balance at end of period		164,770		168,197

Retained earnings
Balance at beginning of year		532,805		440,252
Net income attributable to Cash America International, Inc.		52,922		40,518
Dividends paid		(2,067)		(2,064)

Balance at end of period		583,660		478,706

Accumulated other comprehensive income
Balance at beginning of year		1,181		(3,964)
Unrealized derivatives (loss) gain, net of tax		(118)		61
Foreign currency translation (loss) gain, net of taxes		(771)		4,511
Marketable securities unrealized gain, net of tax		1,493		-

Balance at end of period		1,785		608

Treasury shares, at cost
Balance at beginning of year	(933,082)	(26,836)	(818,772)	(24,278)
Purchases of treasury shares	(218,069)	(8,052)	(86,897)	(1,686)
Shares issued under stock based plans	270,148	7,857	89,827	2,708

Balance at end of period	(881,003)	(27,031)	(815,842)	(23,256)

Total Cash America International, Inc. stockholders’ equity		726,208		627,279

Noncontrolling interests
Balance at beginning of year		6,264		4,694
Income attributable to noncontrolling interests		40		527
Foreign currency translation gain, net of taxes		64		268

Balance at end of period		6,368		5,489

Total equity		$732,576		$632,768

See notes to consolidated financial statements.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Three Months Ended		Six Months Ended

	June 30,		June 30,
	2010	2009	2010	2009

	(Unaudited)		(Unaudited)

Net income	$20,911	$16,819	$52,962	$41,045
Other comprehensive gain (loss), net of tax:
Unrealized derivatives (loss) gain(1)	(11)	76	(118)	61
Foreign currency translation (loss) gain(2)	(5,126)	7,025	(707)	4,779
Marketable securities unrealized gain(3)	818	-	1,493	-

Total other comprehensive gain (loss), net of tax	(4,319)	7,101	668	4,840

Comprehensive income	$16,592	$23,920	$53,630	$45,885
Less: Net income attributable to the noncontrolling interest	(22)	(212)	(40)	(527)
Foreign currency translation (gain) loss, net of tax, attributable to the noncontrolling interest	297	(386)	(64)	(268)

Comprehensive income attributable to the noncontrolling interest	275	(598)	(104)	(795)

Comprehensive Income attributable to Cash America International, Inc.	$16,867	$23,322	$53,526	$45,090

(1)	Net of tax benefit/(provision) of $5 and $(41) for the three months ended June 30, 2010 and 2009, respectively, and $63 and $(33) for the six months ended June 30, 2010 and 2009.

(2)	Net of tax (provision)/benefit of $(70) and $(237) for the three months ended June 30, 2010 and 2009, respectively, and $556 and $(242) for the six months ended June 30, 2010 and 2009, respectively.

(3)	Net of tax provision of $(441) and ($804) for the three and six months ended June 30, 2010, respectively.
See notes to consolidated financial statements.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended
	June 30,
	2010	2009
	(Unaudited)
Cash Flows from Operating Activities
Net Income	$52,962	$41,045
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,933	20,734
Amortization of discount on convertible debt	1,643	364
Consumer loan loss provision	78,827	53,952
Stock-based compensation	1,885	1,579
Deferred income taxes, net	(218)	6,634
Other	231	533
Changes in operating assets and liabilities
Merchandise held for disposition	(8,324)	(6,503)
Pawn loan fees and service charges receivable	1,562	(142)
Finance and service charges on consumer loans	(2,935)	(1,334)
Prepaid expenses and other assets	(10,682)	(363)
Accounts payable and accrued expenses	(10,888)	(11,567)
Excess income tax benefit from stock-based compensation	(2,093)	-
Current income taxes	2,539	3,713
Other operating assets and liabilities	824	1,751

Net cash provided by operating activities	126,266	110,396

Cash Flows from Investing Activities
Pawn loans made	(299,142)	(287,997)
Pawn loans repaid	197,426	172,560
Principal recovered through dispositions of forfeited pawn loans	128,840	122,701
Consumer loans made or purchased	(753,903)	(569,424)
Consumer loans repaid	671,884	510,772
Acquisitions, net of cash acquired	(3,911)	(42,482)
Purchases of property and equipment	(21,489)	(19,369)
Investments in marketable securities	(5,652)	-
Other investing activities	38	235

Net cash used in investing activities	(85,909)	(113,004)

Cash Flows from Financing Activities
Net repayments under bank lines of credit	(49,864)	(90,130)
Issuance of long-term debt	25,000	115,000
Net proceeds from re-issuance of treasury shares	1,888	148
Loan costs paid	(290)	(3,895)
Payments on notes payable and other obligations	(6,080)	(19,418)
Excess income tax benefit from stock-based compensation	2,093	-
Treasury shares purchased	(8,052)	(1,686)
Dividends paid	(2,067)	(2,064)

Net cash used in financing activities	(37,372)	(2,045)

Effect of exchange rates on cash	(2,281)	971

Net increase (decrease) in cash and cash equivalents	704	(3,682)
Cash and cash equivalents at beginning of year	46,004	30,005

Cash and cash equivalents at end of period	$46,708	$26,323

Supplemental Disclosures
Non-cash investing and financing activities
Pawn loans forfeited and transferred to merchandise held for disposition	$106,636	$122,230
Pawn loans renewed	$56,584	$51,455
Consumer loans renewed	$186,437	$161,142
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
          The financial statements as of June 30, 2010 and 2009 and for the three- and six-month periods then ended are unaudited but, in management’s opinion, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for such interim periods. Operating results for the three- and six-month periods are not necessarily indicative of the results that may be expected for the full fiscal year.
          As more fully described in Note 6, in the second quarter of 2010 the Company realigned its operating segments. Certain amounts in the consolidated financial statements for the three and six months ended June 30, 2009 have been reclassified to conform to the presentation format adopted in the second quarter of 2010. These reclassifications have no impact on consolidated results previously reported.
          The Company has a contractual relationship with a third-party entity, Huminal, S.A. de C.V., a Mexican sociedad anónima de capital variable (“Huminal”), to compensate and maintain the labor force of its Mexico pawn operations, of which the Company is a majority owner due to the December 16, 2008 acquisition (the “Prenda Fácil acquisition”) by the Company of 80% of the outstanding stock of Creazione Estilo, S.A. de C.V., SOFOM, E.N.R., a Mexican sociedad anónima de capital variable, sociedad financiera de objeto múltiple, entidad no regulada, operating under the name “Prenda Fácil” (referred to as “Prenda Fácil”). The Company has no ownership interest in Huminal; however, Prenda Fácil qualifies as the primary beneficiary of Huminal in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“Codification” or “ASC”) 810-10-50, Variable Interest Entities. Therefore, the results and balances are allocated to net income attributable to noncontrolling interests.
          These financial statements and related notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
Foreign Currency Translations
          The functional currencies for the Company’s subsidiaries that serve residents of the United Kingdom, Australia, Canada and Mexico are the British pound, the Australian dollar, the Canadian dollar and the Mexican peso, respectively. The assets and liabilities of these subsidiaries are translated into U.S. dollars at the exchange rates in effect at each balance sheet date, and the resulting adjustments are accumulated in other comprehensive income (loss) as a separate component of equity. Revenue and expenses are translated at the monthly average exchange rates occurring during each period.
Revenue Recognition
          Pawn Lending - The Company offers pawn loans through many of its retail services locations. Pawn loans are made on the pledge of tangible personal property. In the Company’s U.S. pawn business, pawn loan fees and service charges revenue are accrued only on those pawn loans deemed collectible based on historical loan redemption statistics. Pawn loans written during each calendar month are aggregated and tracked for performance. The gathering of this empirical data allows the Company to analyze the characteristics of its outstanding pawn loan

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

portfolio and estimate the probability of collection of pawn loan fees and service charges. For loans not repaid, the carrying value of the forfeited collateral (“merchandise held for disposition”) is stated at the lower of cost (cash amount loaned) or market. Revenue is recognized at the time merchandise is sold. Interim customer payments for layaway sales are recorded as customer deposits and subsequently recognized as revenue during the period in which the final payment is received.
          In the Company’s foreign pawn loan business, service charges are accrued ratably over the term of the loan for loans not redeemed prior to maturity, which is typically four weeks. Following the expiration of the grace period for loans that are not redeemed, which is generally three weeks, the collateral underlying unredeemed loans is sold with the proceeds applied against the outstanding loan balance and accrued service charges and fees. Accrued interest on loans that have passed the maturity date and the expiration of the grace period is fully reserved to the extent that the underlying collateral has not been sold. If the proceeds from the sale are less than the outstanding loan balance, a loss is recorded for the difference at the time the collateral is sold. If the proceeds exceed the outstanding loan balance, the Company recognizes as revenue the accrued service charges and other fees and expenses incurred in relation to the non-payment and sale of the loan collateral on behalf of the customer. In the event there are proceeds greater than the accrued service charges and all fees and expenses, the excess amount is available to the customer if a claim is made within six months. The collateral underlying unredeemed loans is not owned by the Company; therefore, the carrying value for loans past the maturity date is held in “Prepaid expenses and other assets” on the Company’s consolidated balance sheets until sold.
          Consumer Loans - The Company offers short-term unsecured loan products referred to as “consumer loans” (formerly referred to as cash advances) and arranges for customers to obtain consumer loans from independent third-party lenders through many of its retail services locations and over the internet. Consumer loan fees include revenue from the loan portfolio owned by the Company and fees paid to the Company for arranging or processing loans from independent third-party lenders for customers through the CSO program (as defined below) and through the Company’s micro line of credit (or “MLOC”) services channel (formerly referred to as the Company’s card services business). Consumer loan fees also include fees generated from the Company’s MLOC services channel and revenues from a longer-term installment loan product offered by the Company that typically has an average term of four months. Although consumer loan transactions may take the form of loans, deferred check deposit transactions, credit services transactions, or the processing of, and the participation in receivables originated by, a third-party lender’s MLOC product, the transactions are referred to throughout this discussion as “consumer loans” for convenience.
          Consumer loans provide customers with cash, typically in exchange for a promissory note or other repayment agreement supported, in most cases, by that customer’s personal check or authorization to debit that customer’s account via an electronic Automated Clearing House (“ACH”) transaction for the aggregate amount of the payment due. The customer may repay the consumer loan in cash or by allowing the check to be presented for collection by manual deposit or through an electronic debit ACH for the amount due. The Company accrues fees and interest on consumer loans on a constant yield basis ratably over the term of the loan.
          The Company provides a consumer loan product in some markets by acting as a credit services organization on behalf of consumers in accordance with applicable state laws (the “CSO program”). Under the CSO program, the Company provides consumers with certain credit services, such as arranging loans with independent third-party lenders, assisting in the preparation of loan applications and loan documents and accepting loan payments. The Company also guarantees the customer’s payment obligations in the event of default if the customer is approved for and accepts the loan. A customer who obtains a loan through the CSO program pays the Company a fee for these credit services (“CSO fees”). CSO fees are deferred and amortized over the term of the loan and recorded as “Consumer loan fees” in the accompanying consolidated statements of income. The contingent loss on the guaranteed loans is accrued and recorded as a liability, which approximates the fair value of the liability.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

          As of June 30, 2010, $203.0 million of combined gross consumer loans were outstanding, including $51.0 million of active consumer loans owned by third-party lenders that were guaranteed by the Company.
          In connection with the Company’s MLOC services channel, the Company provides loan processing services for a third-party bank issued MLOC on certain stored-value debit cards the bank issues (“Processing Program”). The Company also acquires a participation interest in the receivables originated by the bank in connection with the Processing Program and other similar processing programs utilized by the bank. The Company records revenue from its participation interest in the receivables, as well as processing and other miscellaneous fee income originated from its MLOC services channel as consumer loan fees recognized ratably over the loan period.
Allowance for Losses on Consumer Loans
          See Note 3 for a discussion of the Company’s allowance for losses on consumer loans.
Goodwill and Other Intangible Assets
          In accordance with ASC 350-20-35, Goodwill – Subsequent Measurement and ASC 350-30-35, Intangibles – Goodwill and Other – Subsequent Measurement, the Company performs an impairment review of goodwill and intangible assets with an indefinite life at least annually. This review is performed for each reporting unit as of June 30. The Company realigned its reportable segments in the second quarter of 2010. The Company completed its June 2010 test both before and after the realignment of its reportable segments and determined that there was no evidence of impairment of goodwill or other indefinite lived intangible assets. As a result, the Company reallocated $45.5 million of goodwill from the e-commerce segment to the retail services segment. See Note 6.
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

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Recent Accounting Pronouncements
          In January 2010, FASB issued ASC Update No. 2010-06, Fair Value Measurements and Disclosures (“ASU 2010-06”), which updates ASC 820-10-20, Fair Value Measurements and Disclosures. ASU 2010-06 requires new disclosures for fair value measurements and provides clarification for existing disclosure requirements. More specifically, ASU 2010-06 will require (a) an entity to disclose separately the amounts of significant transfers in and out of Level 1 and 2 fair value measurements from one measurement date to another and to describe the reasons for the transfers and (b) information about purchases, sales, issuances and settlements to be presented separately (i.e., the activity must be presented on a gross basis rather than net) in the reconciliation for fair value measurements using significant unobservable inputs (Level 3 inputs). ASU 2010-06 clarifies existing disclosure requirements for the level of disaggregation used for classes of assets and liabilities measured at fair value and requires disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring Level 2 and Level 3 fair value measurements. The Company adopted ASU 2010-06 as of January 1, 2010, and the adoption did not have a material effect on the Company’s financial position or results of operations.
          In December 2009, FASB issued ASC Update No. 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities (“ASU 2009-17”), which updates ASC 810-10, Consolidations. ASU 2009-17 clarifies the definition of a variable interest entity and updates the definition of the primary beneficiary of a variable interest entity. The Company adopted ASU 2009-17 as of January 1, 2010. The adoption of ASU 2009-17 did not have a material effect on the Company’s financial position or results of operations.
2.     Acquisitions
Prenda Fácil
          Pursuant to its business strategy of expanding its reach into new markets with new customers and new financial services, the Company, through its wholly-owned subsidiary, Cash America of Mexico, Inc., completed the Prenda Fácil acquisition in December 2008. The Company paid an aggregate initial consideration of $90.5 million, net of cash acquired, of which $82.6 million was paid in cash, including acquisition costs of approximately $3.6 million. The remainder of the initial consideration was paid in the form of 391,236 shares of the Company’s common stock with a fair value of $7.9 million as of the closing date. The Company also agreed to pay a supplemental earn-out payment in an amount based on a five times multiple of the consolidated earnings of Prenda Fácil’s business as specifically defined in the Stock Purchase Agreement (generally Prenda Fácil’s earnings before interest, income taxes, depreciation and amortization expenses) for the twelve-month period ending June 30, 2011, reduced by amounts previously paid. If the calculation of the supplemental payment produces an amount that is zero or less, there would be no supplemental payment. Any earned supplemental payment is expected to be paid in cash on or before August 15, 2011 and will be accounted for as goodwill. The Company paid post-closing acquisition costs of $0.3 million, resulting in a total of $82.9 million paid in cash for the acquisition, net of cash acquired. As further described in Note 6, the activities of Prenda Fácil are included in the results of the Company’s retail services segment.
Primary Innovations, LLC
          Pursuant to its business strategy of expanding its reach into new markets, the Company, through its wholly-owned subsidiary, Primary Cash Holdings, LLC (now known as Primary Innovations, LLC, or “Primary Innovations”), on July 23, 2008, purchased substantially all the assets of Primary Business Services, Inc., Primary Finance, Inc., Primary Processing, Inc. and Primary Members Insurance Services, Inc. (collectively, “PBSI”), a

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

group of companies in the business of, among other things, providing loan processing services for, and participating in receivables associated with, a bank issued MLOC made available by the bank on certain stored-value debit cards the bank issues. The Company paid approximately $5.6 million in cash, of which approximately $4.9 million was used to repay a loan that the Company had made to PBSI, and transaction costs of approximately $0.3 million. The Company also agreed to pay up to eight supplemental earn-out payments during the four-year period after the closing. Through the end of the current period, the Company has made supplemental payments of approximately $4.8 million. The amount of the February 2010 payment and each subsequent supplemental payment is to be based on a multiple of 3.5 times the earnings attributable to Primary Innovations’ business, as defined in the Asset Purchase Agreement, for the twelve month period ending on the scheduled supplemental payment measurement date, reduced by amounts previously paid. The third supplemental payment of approximately $18.9 million is based on earnings through June 30, 2010 and is payable within approximately 45 days after June 30, 2010. The Company has included this amount in “Accrued supplemental acquisition payment” as of June 30, 2010. All of the supplemental payments associated with the earn-out will be accounted for as goodwill and will be payable in cash. The remaining supplemental payments will be calculated as described above based on measurement dates of each December 31 and June 30 through June 30, 2012, with each payment, if any, due approximately 45 days after the measurement date. The total of all payments to the sellers cannot exceed $50.0 million pursuant to the terms of the asset purchase agreement. As further described in Note 6, the activities of Primary Innovations are included in the results of the Company’s e-commerce segment.
Other
          During the first quarter of 2010, the Company acquired three domestic retail services locations for approximately $1.9 million.
3.     Allowances and Accruals for Losses on Consumer Loans
          In order to manage the portfolio of consumer loans effectively, the Company utilizes a variety of underwriting criteria, monitors the performance of the portfolio and maintains either an allowance or accrual for losses on consumer loans (including fees and interest) at a level estimated to be adequate to absorb credit losses inherent in the portfolio. The portfolio includes balances outstanding from all consumer loans, including short-term single payment loans, receivables acquired through the MLOC services channel, and multi-payment installment loans. In addition, the Company maintains an accrual for losses related to loans guaranteed under CSO programs. The allowance for losses on Company-owned consumer loans offsets the outstanding loan amounts in the consolidated balance sheets. See Note 1 for a discussion of the Company’s consumer loan products.
          The Company stratifies the outstanding combined consumer loan portfolio by age, delinquency, and stage of collection when assessing the adequacy of the allowance or accrual for losses. It uses historical collection performance adjusted for recent portfolio performance trends to develop the expected loss rates used to establish either the allowance or accrual. Increases in either the allowance or accrual are recorded as a consumer loan loss provision expense in the consolidated statements of income. The Company charges off all consumer loans once they have been in default for 60 days, or sooner if deemed uncollectible. Recoveries on losses previously charged to the allowance are credited to the allowance when collected.
          The allowance deducted from the carrying value of consumer loans was $36.7 million, $22.2 million, and $27.4 million at June 30, 2010 and 2009, and December 31, 2009, respectively. The accrual for losses on consumer loan guaranty obligations was $3.3 million, $2.1 million and $2.9 million at June 30, 2010 and 2009 and December 31, 2009, respectively, and is included in “Accounts payable and accrued liabilities” on the Company’s balance sheet.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

          The components of Company-owned consumer loans and receivables at June 30, 2010 and 2009, and December 31, 2009 were as follows (in thousands):

	June 30,		December 31,

	2010	2009	2009
Consumer loans and fees receivable	$116,424	$95,578	$107,765

Loans purchased under guarantees	17,402	11,150	16,821

Loans purchased under participation agreements	18,192	5,245	11,553

Company-owned consumer loans and fees receivable, gross	152,018	111,973	136,139
Less: Allowance for losses	36,723	22,163	27,350

Consumer loans and fees receivable, net	$115,295	$89,810	$108,789

          Changes in the allowance for losses for the Company-owned portfolio and the accrued loss for third-party lender-owned portfolios during the three and six months ended June 30, 2010 and 2009 were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Allowance for losses for Company-owned consumer loans:

Balance at beginning of period	$25,823	$17,278	$27,350	$21,495
Consumer loan loss provision	43,902	28,641	78,446	54,028
Charge-offs	(38,591)	(28,215)	(82,833)	(63,141)
Recoveries	5,589	4,459	13,760	9,781

Balance at end of period	$36,723	$22,163	$36,723	$22,163

Accrual for third-party lender-owned consumer loans:

Balance at beginning of period	$2,293	$1,522	$2,944	$2,135
Increase (decrease) in loss provision	1,032	537	381	(76)

Balance at end of period	$3,325	$2,059	$3,325	$2,059

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.     Earnings Per Share Computation
          Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated by giving effect to the potential dilution that could occur if securities or other contracts to issue common shares were exercised and converted into common shares during the period. Restricted stock units issued under the Company’s equity plans are included in diluted shares upon the granting of the awards even though the vesting of shares will occur over time.
          The following table sets forth the reconciliation of numerators and denominators for the basic and diluted earnings per share computation for the three and six months ended June 30, 2010 and 2009 (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2010	2009	2010	2009

Numerator:
Net income attributable to Cash America International, Inc.	$20,889	$16,607	$52,922	$40,518

Denominator:
Total weighted average basic shares (1)	29,655	29,804	29,671	29,785
Effect of shares applicable to stock option plans	138	266	150	248
Effect of restricted stock unit compensation plans	412	445	407	434
Effect of convertible debt(2)	1,460	-	1,473	-

Total weighted average diluted shares	31,665	30,515	31,701	30,467

Net income – basic	$0.70	$0.56	$1.78	$1.36

Net income – diluted	$0.66	$0.54	$1.67	$1.33

(1)	Included in “Total weighted average basic shares” are vested restricted stock units of 194 and 274, respectively, as well as in a non-qualified savings plan of 33 and 46, respectively, for the three months ended June 30, 2010 and 2009, vested restricted stock units of 187 and 263, respectively, as well as shares in a non-qualified savings plan of 33 and 49, respectively, for the six months ended June 30, 2010 and 2009.

(2)	The shares issuable related to the Company’s 2009 Convertible Notes due 2029 have been calculated using the treasury stock method. The Company intends to settle the principal portion of the convertible debt in cash; therefore, only the shares related to the conversion spread have been included in weighted average diluted shares. See Note 5 for a discussion of the 2009 Convertible Notes due 2029.
                   There were no anti-dilutive shares for the three and six months ended June 30, 2010 and 2009.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.     Long-Term Debt
          The Company’s long-term debt instruments and balances outstanding at June 30, 2010 and 2009, and December 31, 2009 were as follows (in thousands):

	Balance at
	June 30,		December 31,
	2010	2009	2009
USD line of credit up to $300,000 due 2012	$139,799	$183,296	$189,663
GBP line of credit up to £7,500 due 2009	-	8,226	-
6.21% senior unsecured notes due 2021	25,000	25,000	25,000
6.09% senior unsecured notes due 2016	35,000	35,000	35,000
6.12% senior unsecured notes due 2012	40,000	40,000	40,000
7.26% senior unsecured notes due 2017	25,000	-	-
Variable rate senior unsecured note due 2012	31,920	38,000	38,000
5.25% convertible senior unsecured notes due 2029	102,818	100,275	101,520

Total debt	$399,537	$429,797	$429,183
Less current portion	25,493	14,306	25,493

Total long-term debt	$374,044	$415,491	$403,690

          The Company’s $300.0 million domestic line of credit (the “USD Line of Credit”) matures in March 2012. Interest on the USD Line of Credit is charged, at the Company’s option, at either the London Interbank Offered Rate (“LIBOR”) plus a margin or at the agent’s base rate. The margin on the USD Line of Credit varies from 0.875% to 1.875% (1.125% at June 30, 2010), depending on the Company’s cash flow leverage ratios as defined in the amended agreement. The Company also pays a fee on the unused portion ranging from 0.25% to 0.30% (0.25% at June 30, 2010) based on the Company’s cash flow leverage ratios. The weighted average interest rate (including margin) on the USD Line of Credit at June 30, 2010 and 2009 and December 31, 2009 was 1.67%, 1.77% and 1.91% respectively.
          At June 30, 2010 and 2009, borrowings under the Company’s USD Line of Credit consisted of three pricing tranches with maturity dates ranging from one to 30 days, respectively. However, pursuant to the credit agreement, the Company routinely refinances these borrowings within this long-term facility. Therefore, these borrowings are reported as part of the line of credit and as long-term debt. The Company had outstanding letters of credit of $15.9 million at June 30, 2010, which are considered usage under the Company’s USD Line of Credit for purposes of determining available borrowings under that line of credit, but are excluded from the long-term debt balance in the consolidated balance sheet.
          In December 2008, the Company issued $38.0 million of senior unsecured long-term variable rate notes, due in November 2012 pursuant to a Credit Agreement dated November 21, 2008. Interest is charged, at the Company’s option, at either LIBOR plus a margin of 3.50% or at the agent’s base rate plus a margin of 3.50%. Beginning March 31, 2010, the notes became payable in quarterly installments of $3.0 million, and any outstanding principal will be due at maturity in November 2012. The notes may be prepaid at the Company’s option anytime after November 20, 2009 without penalty. The weighted average interest rate (including margin) on the $38.0 million term notes at both June 30, 2010 and 2009 was 3.88% and at December 31, 2009 was 3.75%.
          On May 19, 2009, the Company completed the offering of $115.0 million aggregate principal amount of 5.25% Convertible Senior Notes due May 15, 2029 (the “2009 Convertible Notes”). The 2009 Convertible Notes are senior unsecured obligations of the Company. The 2009 Convertible Notes bear interest at a rate of 5.25% per

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

year, payable semi-annually on May 15 and November 15 of each year. The 2009 Convertible Notes will be convertible, in certain circumstances, at an initial conversion rate of 39.2157 shares per $1,000 aggregate principal amount of 2009 Convertible Notes (which is equivalent to a conversion price of approximately $25.50 per share), subject to adjustment upon the occurrence of certain events, into either, at the Company’s election: (i) shares of common stock or (ii) cash up to their principal amount and shares of its common stock with respect to the remainder, if any, of the conversion value in excess of the principal amount. The Company may not redeem the 2009 Convertible Notes prior to May 14, 2014. The Company may, at its option, redeem some or all of the 2009 Convertible Notes on or after May 15, 2014 solely for cash. Holders of the 2009 Convertible Notes will have the right to require the Company to repurchase some or all of the outstanding 2009 Convertible Notes, solely for cash, on May 15, 2014, May 15, 2019 and May 15, 2024 at a price equal to 100% of the principal amount plus any accrued and unpaid interest.
          As of June 30, 2010, the principal amount of the 2009 Convertible Notes was $115.0 million, the carrying amount was $102.8 million, and the unamortized discount was $12.2 million. As of June 30, 2010, the carrying amount of the equity component recorded as additional paid-in capital was $9.4 million, net of deferred taxes and equity issuance costs. Accumulated amortization related to the 2009 Convertible Notes was $3.6 million as of June 30, 2010. The 2009 Convertible Notes have an effective interest rate of 8.46%. The non-cash interest expense recognized in the Company’s consolidated statements of income was $0.8 million and $1.6 million for the three and six months ended June 30, 2010, respectively, and $0.4 million for both the three and six months ended June 30, 2009.
          In connection with the issuance of the 2009 Convertible Notes, the Company incurred approximately $3.9 million in issuance costs, which primarily consisted of underwriting fees, legal and other professional expenses. These costs are being amortized to interest expense over five years. The unamortized balance of these costs at June 30, 2010 is included in the Company’s consolidated balance sheet.
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
          Each of the Company’s credit facility agreements and senior unsecured notes require the Company to maintain certain financial ratios. As of June 30, 2010, the Company is in compliance with all covenants or other requirements set forth in its debt agreements.
6.     Operating Segment Information
          During the second quarter of 2010, the Company renamed its Internet Services Division as the E-Commerce Division and realigned its operating segments into two reportable segments: retail services and e-commerce. The retail services segment covers all of the operations of the Company’s Retail Services Division, which is comprised of both domestic and foreign storefront locations that offer some or all of the following services: pawn lending, consumer loans, check cashing and other ancillary services such as money orders, wire transfers and pre-paid debit cards. (Most of these ancillary services are provided through third-party vendors.) The e-commerce segment covers all of the operations of the Company’s E-Commerce Division, which is comprised of the Company’s domestic and foreign online channel (which covers the Company’s internet lending activities, as well as online gold buying activities and other ancillary services) and the Company’s MLOC services

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

channel. The segment realignment was in response to a number of changing factors within the Company’s business. First, the Company’s business strategy at retail services locations now emphasizes a broad array of products such as pawn loans, gold buying, and consumer loans in most locations, such that the previously reported delineation of pawn and consumer loan-centric locations became obsolete. Second, the Company’s management performance assessment, allocation of resources, and operating decisions have migrated to a two segment structure with one Division President overseeing retail services activities and another Division President overseeing e-commerce activities. Third, the Company’s e-commerce products have expanded and now include activities such as MLOC services and online gold buying. Financial information for prior years reflects the current segment structure.
          The Company allocates corporate administrative expenses to each operating segment based on personnel expenses at each segment. In the e-commerce segment, certain administrative expenses are allocated between the domestic and foreign components based on the amount of loans written for each geographic location. For comparison purposes, all prior periods in the tables below reflect the current classification of administrative and operating expenses.

	Retail Services(1)			E-Commerce(2)
	Domestic	Foreign	Total	Domestic	Foreign	Total	Consolidated

Three Months Ended June 30, 2010
Revenue
Pawn loan fees and service charges	$51,080	$8,427	$59,507	$-	$-	$-	$59,507
Proceeds from disposition of merchandise	113,850	-	113,850	-	-	-	113,850
Consumer loan fees	26,782	-	26,782	67,277	21,806	89,083	115,865
Other	2,616	41	2,657	202	-	202	2,859

Total revenue	194,328	8,468	202,796	67,479	21,806	89,285	292,081
Cost of revenue – disposed merchandise	70,417	-	70,417	-	-	-	70,417

Net revenue	123,911	8,468	132,379	67,479	21,806	89,285	221,664

Expenses
Operations	72,955	4,665	77,620	16,634	7,677	24,311	101,931
Consumer loan loss provision	5,019	-	5,019	29,466	10,449	39,915	44,934
Administration	10,926	2,194	13,120	8,948	3,378	12,326	25,446
Depreciation and amortization	6,954	1,231	8,185	1,959	71	2,030	10,215

Total expenses	95,854	8,090	103,944	57,007	21,575	78,582	182,526

Income (loss) from operations	$28,057	$378	$28,435	$10,472	$231	$10,703	$39,138

As of June 30, 2010
Total assets	$800,774	$119,137	$919,911	$332,809	$47,767	$380,576	$1,300,487
Goodwill			$303,476			$210,282	$513,758

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Retail Services(1)			E-Commerce(2)
	Domestic	Foreign	Total	Domestic	Foreign	Total	Consolidated

Three Months Ended June 30, 2009
Revenue
Pawn loan fees and service charges	$47,373	$6,907	$54,280	$-	$-	$-	$54,280
Proceeds from disposition of merchandise	110,173	-	110,173	-	-	-	110,173
Consumer loan fees	27,330	-	27,330	49,715	7,557	57,272	84,602
Other	2,871	65	2,936	390	-	390	3,326

Total revenue	187,747	6,972	194,719	50,105	7,557	57,662	252,381
Cost of revenue – disposed merchandise	71,534	-	71,534	-	-	-	71,534

Net revenue	116,213	6,972	123,185	50,105	7,557	57,662	180,847

Expenses
Operations	70,071	3,127	73,198	10,186	3,011	13,197	86,395
Consumer loan loss provision	4,558	-	4,558	21,026	3,594	24,620	29,178
Administration	12,147	1,574	13,721	8,065	895	8,960	22,681
Depreciation and amortization	7,621	903	8,524	1,860	9	1,869	10,393

Total expenses	94,397	5,604	100,001	41,137	7,509	48,646	148,647

Income (loss) from operations	$21,816	$1,368	$23,184	$8,968	$48	$9,016	$32,200

As of June 30, 2009
Total assets	$782,367	$111,207	$893,574	$277,243	$15,808	$293,051	$1,186,625
Goodwill			$298,370			$195,478	$493,848

	Retail Services(1)			E-Commerce(2)
	Domestic	Foreign	Total	Domestic	Foreign	Total	Consolidated

Six Months Ended June 30, 2010
Revenue
Pawn loan fees and service charges	$101,942	$15,846	$117,788	$-	$-	$-	$117,788
Proceeds from disposition of merchandise	255,733	-	255,733	-	-	-	255,733
Consumer loan fees	54,326	-	54,326	129,911	40,070	169,981	224,307
Other	6,723	74	6,797	518	-	518	7,315

Total revenue	418,724	15,920	434,644	130,429	40,070	170,499	605,143
Cost of revenue – disposed merchandise	160,362	-	160,362	-	-	-	160,362

Net revenue	258,362	15,920	274,282	130,429	40,070	170,499	444,781

Expenses
Operations	146,053	8,408	154,461	30,413	13,576	43,989	198,450
Consumer loan loss provision	8,005	-	8,005	52,879	17,943	70,822	78,827
Administration	23,382	4,173	27,555	17,200	6,239	23,439	50,994
Depreciation and amortization	14,498	2,374	16,872	3,931	130	4,061	20,933

Total expenses	191,938	14,955	206,893	104,423	37,888	142,311	349,204

Income from operations	$66,424	$965	$67,389	$26,006	$2,182	$28,188	$95,577

As of June 30, 2010
Total assets	$800,774	$119,137	$919,911	$332,809	$47,767	$380,576	$1,300,487
Goodwill			$303,476			$210,282	$513,758

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Retail Services(1)				E-Commerce(2)
	Domestic	Foreign	Total	Domestic		Foreign	Total	Consolidated

Six Months Ended June 30, 2009
Revenue
Pawn loan fees and service charges	$93,869	$13,370	$107,239		$-	$-	$-	$107,239
Proceeds from disposition of merchandise	239,933	-	239,933		-	-	-	239,933
Consumer loan fees	54,042	-	54,042		97,555	13,313	110,868	164,910
Other	7,657	134	7,791		600	-	600	8,391

Total revenue	395,501	13,504	409,005		98,155	13,313	111,468	520,473
Cost of revenue – disposed merchandise	154,036	-	154,036		-	-	-	154,036

Net revenue	241,465	13,504	254,969		98,155	13,313	111,468	366,437

Expenses
Operations	140,959	5,538	146,497		20,331	5,089	25,420	171,917
Consumer loan loss provision	8,442	-	8,442		38,822	6,688	45,510	53,952
Administration	24,778	3,054	27,832		14,475	1,848	16,323	44,155
Depreciation and amortization	15,408	1,731	17,139		3,577	18	3,595	20,734

Total expenses	189,587	10,323	199,910		77,205	13,643	90,848	290,758

Income (loss) from operations	$51,878	$3,181	$55,059		$20,950	$(330)	$20,620	$75,679

As of June 30, 2009
Total assets	$782,367	$111,207	$893,574		$277,243	$15,808	$293,051	$1,186,625
Goodwill			$298,370	$			$195,478	$493,848

(1)	The retail services segment is composed of the Company’s domestic and foreign storefront operations.

(2)	The e-commerce segment is composed of the Company’s online channel, which has domestic and foreign operations, and the Company’s MLOC services channel.
7.     Litigation
          On August 6, 2004, James E. Strong filed a purported class action lawsuit in the State Court of Cobb County, Georgia against Georgia Cash America, Inc., Cash America International, Inc. (together with Georgia Cash America, Inc., “Cash America”), Daniel R. Feehan, and several unnamed officers, directors, owners and “stakeholders” of Cash America. The lawsuit alleges many different causes of action, among the most significant of which is that Cash America made illegal short-term loans in Georgia in violation of Georgia’s usury law, the Georgia Industrial Loan Act and Georgia’s Racketeer Influenced and Corrupt Organizations Act. Community State Bank (“CSB”) for some time made loans to Georgia residents through Cash America’s Georgia operating locations. The complaint in this lawsuit claims that Cash America was the true lender with respect to the loans made to Georgia borrowers and that CSB’s involvement in the process is “a mere subterfuge.” Based on this claim, the suit alleges that Cash America is the “de facto” lender and is illegally operating in Georgia. The complaint seeks unspecified compensatory damages, attorney’s fees, punitive damages and the trebling of any compensatory damages. A previous decision by the trial judge to strike Cash America’s affirmative defenses based on arbitration (without ruling on Cash America’s previously filed motion to compel arbitration) was upheld by the Georgia Court of Appeals, and on September 24, 2007, the Georgia Supreme Court declined to review the decision. The case was returned to the State Court of Cobb County, Georgia, where Cash America filed a motion requesting that the trial court rule on Cash America’s pending motion to compel arbitration and stay the State Court proceedings. The Court denied the motion to stay and ruled that the motion to compel arbitration was rendered moot after the Court struck Cash America’s affirmative defenses based on arbitration. The Georgia

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Supreme Court declined to review these orders and remanded the case to the State Court of Cobb County, Georgia. On November 2, 2009, the State Court granted class certification, and on November 18, 2009, Cash America filed its notice of appeal of the class certification order. The appellate court has informed the parties that the matter will be decided by submission without oral argument, and the appellate court has not rendered its decision. Cash America believes that the Plaintiffs’ claims in this suit are without merit and is vigorously defending this lawsuit.
          Cash America and CSB also commenced a federal lawsuit on September 7, 2004 in the U.S. District Court for the Northern District of Georgia seeking to compel Plaintiffs to arbitrate their claims against Cash America and CSB. The U.S. District Court dismissed the federal action for lack of subject matter jurisdiction, and Cash America and CSB appealed the dismissal of their complaint to the U.S. Court of Appeals for the 11th Circuit. The 11th Circuit issued a panel decision on April 27, 2007 reversing the district court’s dismissal of the action and remanding the action to the district court for a determination of the issue of the enforceability of the parties’ arbitration agreements. Plaintiff requested the 11th Circuit to review this decision en banc and this request was granted. The en banc rehearing took place on February 26, 2008. The 11th Circuit stayed consideration of this matter pending the resolution of the United States Supreme Court case, Vaden v. Discover Bank. In March 2009, the United States Supreme Court determined, in Vaden v. Discover Bank, that the federal courts were able to compel arbitration of a state court action if the underlying issues involved a federal question. Following the United States Supreme Court ruling in Vaden v. Discover Bank, the 11th Circuit en banc court, without ruling on the case, remanded the case to the 11th Circuit panel for further consideration in light of the decision in Vaden. The 11th Circuit panel requested the parties provide additional briefing following the decision in Vaden, which has been completed, and the parties are awaiting the court’s decision. The Strong litigation is still at an early stage, and neither the likelihood of an unfavorable outcome nor the ultimate liability, if any, with respect to this litigation can be determined at this time.
          On July 26, 2008, the Pennsylvania Department of Banking issued a notice announcing a “change in policy,” effective February 1, 2009. The notice concluded that out-of-state lenders such as the Company were lending “in” Pennsylvania. Accordingly, the notice purported to subject such lenders to the licensing requirements of the CDCA, which sets the maximum permissible interest at a level well below the interest rate the Company charges on its online consumer loans. On January 8, 2009, the Company brought suit against the Pennsylvania Department of Banking in the Pennsylvania Commonwealth Court, arguing that the notice was invalid because it was adopted in violation of applicable procedural requirements and because it conflicted with the plain language of the CDCA. As a part of these proceedings, the Pennsylvania Department of Banking filed a counterclaim against the Company seeking a declaratory judgment that the Company’s internet lending activities to Pennsylvania consumers are not authorized by Pennsylvania law, however, the Pennsylvania Department of Banking represented that it had “no intent to pursue a retroactive financial remedy” against the Company or any similarly situated lender for loans made prior to the date of the decision by the Commonwealth Court. After a hearing on the Company’s initial request for a preliminary injunction, the judge expressed the view that the matter should be heard by all the judges of the Commonwealth Court. A hearing on the merits of the Company’s claim against the Pennsylvania Department of Banking was held before the entire Commonwealth Court on April 1, 2009. On July 10, 2009, the Commonwealth Court issued its decision in favor of the Pennsylvania Department of Banking, and in response thereto, the Company ceased originating new loans in Pennsylvania. On July 15, 2009, the Company filed an appeal of this decision with the Pennsylvania Supreme Court, and a hearing was held on May 11, 2010. The Company does not expect a decision on the appeal until late 2010.
          On March 5, 2009, Peter Alfeche filed a purported class action lawsuit in the United States District Court for the Eastern District of Pennsylvania against Cash America International, Inc., Cash America Net of Nevada, LLC (“CashNet Nevada”), Cash America Net of Pennsylvania, LLC and Cash America of PA, LLC, d/b/a CashNetUSA.com (collectively, “CashNetUSA”). The lawsuit alleges, among other things, that CashNetUSA’s

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
online consumer loan lending activities in Pennsylvania were illegal and not in accordance with the Pennsylvania Loan Interest Protection Law or the licensing requirements of the CDCA. The lawsuit also seeks declaratory judgment that several of CashNetUSA’s contractual provisions, including choice of law and arbitration provisions, are not authorized by Pennsylvania law. The complaint seeks unspecified compensatory damages, attorney’s fees and the trebling of any compensatory damages. CashNetUSA filed a motion to enforce the arbitration provision located in the agreements governing the lending activities, and a hearing on the motion was held on July 1, 2009. The Court has not yet ruled on this motion. The Alfeche litigation is still at an early stage, and neither the likelihood of an unfavorable outcome nor the ultimate liability, if any, with respect to this litigation can be determined at this time. CashNetUSA believes that the Plaintiffs’ claims in this suit are without merit and will vigorously defend this lawsuit.
          On April 21, 2009, Yulon Clerk filed a purported class action lawsuit in the Court of Common Pleas of Philadelphia County, Pennsylvania, against CashNet Nevada and several other unrelated third-party lenders. The lawsuit alleges, among other things, that the defendants’ lending activities in Pennsylvania, including CashNet Nevada’s online consumer loan lending activities in Pennsylvania, were illegal and in violation of various Pennsylvania laws, including the Loan Interest Protection Law, the CDCA and the Unfair Trade Practices and Consumer Protection Laws. The complaint seeks payment of potential fines, unspecified damages, attorney’s fees and the trebling of certain damages. The defendants removed the case to the United States District Court for the Eastern District of Pennsylvania where the lawsuit now resides. The case was subsequently reassigned to the same judge presiding in the Alfeche litigation. On August 26, 2009, the Court severed the claims against the other defendants originally named in the litigation. CashNet Nevada filed a motion with the federal court to enforce the arbitration provision located in the agreements governing the lending activities on May 4, 2009, and the Court has not yet ruled on this motion. The Clerk litigation is still at an early stage, and neither the likelihood of an unfavorable outcome nor the ultimate liability, if any, with respect to this litigation can be determined at this time. CashNet Nevada believes that the Plaintiffs’ claims in this suit are without merit and will vigorously defend this lawsuit.
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

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
8.    Fair Values of Financial Instruments
          The carrying amounts and estimated fair values of financial instruments at June 30, 2010 and 2009 and December 31, 2009 were as follows (in thousands):

	Balance at June 30,				Balance at December 31,

	2010		2009		2009
	Carrying	Estimated	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value	Value	Fair Value
Financial assets:
Cash and cash equivalents	$46,708	$46,708	$26,323	$26,323	$46,004	$46,004
Pawn loans	184,104	184,104	176,313	176,313	188,312	188,312
Consumer loans, net	115,295	115,295	89,810	89,810	108,789	108,789
Interest rate contracts	15	15	249	249	143	143
Marketable securities	7,950	7,950	-	-	-	-
Financial liabilities:
Bank lines of credit	$139,799	$135,674	$191,522	$185,354	$189,663	$185,623
Senior unsecured notes	156,920	155,249	138,000	132,426	138,000	133,370
2009 Convertible Notes	102,818	175,715	100,275	126,156	101,520	178,825
          Cash and cash equivalents bear interest at market rates and have maturities of less than 90 days. Pawn loans have relatively short maturity periods depending on local regulations, generally 90 days or less. Consumer loans generally have a loan term of seven to 45 days. Since cash and cash equivalents, pawn loans and consumer loans generally have maturities of less than 90 days, their fair value approximates their carrying value. Pawn loan fee and service charge rates are determined by regulations and bear no valuation relationship to the capital markets’ interest rate movements. Generally, pawn loans may only be resold to a licensed pawnbroker.
          The fair values of the Company’s long-term debt instruments are estimated based on market values for debt issues with similar characteristics or rates currently available for debt with similar terms. The Company’s senior unsecured notes have a lower fair market value than the carrying value due to the difference in yield when compared to recent issuances of similar senior unsecured notes. The 2009 Convertible notes have a higher fair value than carrying value due to the Company’s stock price as of June 30, 2010 exceeding the applicable conversion price for the 2009 Convertible Notes, thereby increasing the value of the instrument for bondholders.

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
          The Company’s financial assets that are measured at fair value on a recurring basis as of June 30, 2010 and 2009 and December 31, 2009 are as follows (in thousands):

	June 30,	Fair Value Measurements Using
	2010	Level 1	Level 2	Level 3
Financial assets:
Interest rate contracts	$15	$-	$15	$-
Nonqualified savings plan assets	5,995	5,995	-	-
Marketable equity securities	7,950	7,950	-	-

Total	$13,960	$13,945	$15	$-

	June 30,	Fair Value Measurements Using
	2009	Level 1	Level 2	Level 3
Financial assets:
Interest rate contracts	$249	$-	$249	$-
Nonqualified savings plan assets	5,568	5,568	-	-

Total	$5,817	$5,568	$249	$-

	December 31,	Fair Value Measurements Using
	2009	Level 1	Level 2	Level 3
Financial assets:
Interest rate contracts	$143	$-	$143	$-
Nonqualified savings plan assets	5,159	5,159	-	-

Total	$5,302	$5,159	$143	$-

          The Company measures the value of its interest rate cap agreements under Level 2 inputs as defined by ASC 820-10. The Company relies on a mark-to-market valuation based on yield curves using observable market interest rates for the interest rate cap agreements. The fair value of the nonqualified savings plan assets and marketable equity securities are measured under a Level 1 input. These assets are publicly traded equity securities for which market prices are readily observable.
10.    Derivative Instruments
          The Company periodically uses derivative financial instruments, such as interest rate cap agreements, for the purpose of managing interest rate exposure on its floating rate debt. For derivatives designated as cash flow hedges, the effective portions of changes in the estimated fair value of the derivative are reported in other comprehensive income and are subsequently reclassified into earnings when the hedged item affects earnings. The change in the estimated fair value of the ineffective portion of the hedge, if any, will be recorded as income or

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
expense. The estimated fair values of the interest rate cap agreements are included in “Prepaid expenses and other assets” of the accompanying consolidated balance sheets.
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
          The Company periodically uses forward currency exchange contracts and foreign debt instruments to minimize risk of foreign currency exchange rate fluctuations. During the six months ended June 30, 2010, the Company entered into such contracts for an average amount of MXN104.4 million (representing approximately $8.1 million) to help support its advances denominated in Mexican pesos to its Mexico-based pawn operations. As of June 30, 2010, the total amount of these forward contracts was MXN106.9 million, with an equivalent value of $8.3 million. Any gain or loss resulting from these forward contracts is recorded as income or loss and is included in “Foreign currency transaction gain (loss)” in the Company’s consolidated statements of income. For the three and six months ended June 30, 2010 the Company recorded gains of $0.2 million and losses of $0.5 million, respectively, related to these forward contracts. The Company does not currently manage its exposure to risk from foreign currency exchange rate fluctuations through the use of foreign exchange forward contracts in the currencies of the United Kingdom, Australia or Canada. As the Company’s foreign operations continue to grow, management will continue to evaluate and implement foreign exchange rate risk management strategies.

		Amount of Gain or (Loss)		Amount of Gain or
		Net of Tax, Recognized in		(Loss) Net of Tax,
		Other Comprehensive		Recognized in Income
		Income on Derivative		on Derivative
Derivatives designated as hedges under ASC 815		(Effective Portion)		(Ineffective Portion)
		Six months ended		Six months ended
		June 30,		June 30,
Cash Flow Hedging
Relationships	Balance Sheet Location	2010	2009	2010	2009

Interest rate contracts	Other receivables and prepaid expenses	$(118)	$61	$–	$–

Total		$(118)	$61	$–	$–

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.
          The following discussion of results of operations, liquidity and capital resources and certain factors that may affect future results, including economic and industry-wide factors, of Cash America International, Inc. (the “Company”) should be read in conjunction with the Company’s consolidated financial statements and accompanying notes included under Part I, Item I of this Quarterly Report on Form 10-Q, as well as with Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Annual Report on Form 10-K for the calendar year ended December 31, 2009.
General
          The Company provides specialty financial services to individuals through retail services locations and through electronic distribution platforms known as e-commerce activities. These services include secured non-recourse loans, commonly referred to as pawn loans, consumer loans (formerly referred to as cash advances), which includes short-term single-payment loans, installment loans, credit services and services rendered in connection with the Company’s micro line of credit (or “MLOC”) services channel (formerly referred to as the Company’s card services business), check cashing services and other miscellaneous consumer financial services. Pawn loan fees and service charges revenue are generated from the Company’s pawn loan portfolio. A related activity of the pawn lending operations is the disposition of collateral from unredeemed pawn loans and the liquidation of a smaller volume of merchandise purchased directly from third-parties or from customers. Consumer loan fees are generated from the Company’s short-term loan products, from credit service fees generated from customers for loans arranged with independent third-party lenders through a credit services organization (the “CSO program”) and are generated by the Company’s MLOC services channel through which the Company provides loan processing services for a third-party bank issued MLOC on certain stored-value debit cards and purchases a participation interest in certain MLOC receivables originated by the bank.
          During the second quarter of 2010, the Company renamed its Internet Services Division as the E-Commerce Division and realigned its operating segments into two reportable segments: retail services and e-commerce. The retail services segment covers all of the operations of the Company’s Retail Services Division, which is comprised of both domestic and foreign storefront locations that offer some or all of the following services: pawn lending, consumer loans, check cashing and other ancillary services such as money orders, wire transfers and pre-paid debit cards. (Most of these ancillary services are provided through third-party vendors.) The e-commerce segment covers all of the operations of the Company’s E-Commerce Division, which is comprised of the Company’s domestic and foreign online channel (which covers the Company’s internet lending activities, as well as online gold buying activities and other ancillary services) and the Company’s MLOC services channel. The segment realignment was in response to a number of changing factors within the Company’s business. First, the Company’s business strategy at retail services locations now emphasizes a broad array of products such as pawn loans, gold buying, and consumer loans in most locations, such that the previously reported delineation of pawn and consumer loan-centric locations became obsolete. Second, the Company’s management performance assessment, allocation of resources, and operating decisions have migrated to a two segment structure with one Division President overseeing retail services activities and another Division President overseeing e-commerce activities. Third, the Company’s e-commerce products have expanded and now include activities such as MLOC services and online gold buying. Financial information for prior years reflects the current segment structure.

Retail Services Segment
          The following table sets forth the number of domestic and foreign locations in the Company’s retail services segment offering pawn lending, consumer lending, and other services as of June 30, 2010 and 2009.

	As of June 30,
	2010			2009
	Domestic(a)(b)	Foreign(c)(d)	Total	Domestic(a)	Foreign(c)	Total

Retail services locations offering:
Both pawn and consumer lending	573	-	573	542	-	542
Pawn lending only	76	200	276	70	146	216
Consumer lending only	88	-	88	137	-	137
Other(e)	125	-	125	128	-	128

Total retail services	862	200	1,062	877	146	1,023

(a)	Includes locations that operate under the names “Cash America Pawn,” “SuperPawn,” “Cash America Payday Advance” and “Cashland.” Includes nine unconsolidated franchised pawn locations.

(b)	Includes locations that operate in 28 states in the United States.

(c)	Includes locations that operate in central and southern Mexico under the name “Prenda Fácil” (referred to as “Prenda Fácil”), of which the Company is a majority owner.

(d)	Includes locations that operate in 21 jurisdictions in Mexico.

(e)	Includes check cashing locations operating in the United States under the name “Mr. Payroll.” This amount represents five consolidated Company-owned check cashing locations operating in one state and includes 120 unconsolidated franchised locations operating in 17 states.
E-Commerce Segment
          As of June 30, 2010, the Company’s e-commerce operating segment offered consumer loans over the internet to customers in:
•	33 states in the United States at http://www.cashnetusa.com,

•	in the United Kingdom at http://www.quickquid.co.uk,

•	in Australia at http://www.dollarsdirect.com.au, and

•	in Canada at http://www.dollarsdirect.ca.
          The e-commerce segment also includes the Company’s MLOC services channel, which processes MLOC advances on behalf of a third-party lender and had a participation interest in MLOC receivables that were outstanding in all 50 states and four other U.S. jurisdictions.

CRITICAL ACCOUNTING POLICIES

Goodwill
          Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in each business combination. In accordance with ASC 350-20-35, Goodwill – Subsequent Measurement, the Company tests goodwill for potential impairment annually as of June 30 and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. During the second quarter of 2010, the Company realigned its operating segments into two reportable segments, as further described in the “General” section above. As defined in ASC 280, Segment Reporting, the Company has two reporting units: retail services and e-commerce. These reporting units have discrete financial information which is regularly reviewed by executive management and represent the manner in which the Company’s operations are managed. See “Part I. Financial Information – Item 1. Notes to Consolidated Financial Statements – Note 1. Significant Accounting Policies” for further discussion.
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
          The Company completed its annual review of impairment both before and after the realignment of its reportable segments. As of June 30, 2010, the annual assessment date, the Company’s reporting units had combined fair values that exceeded carrying value by 44.8%. Based on the results of this test, no impairment of goodwill was observed. The Company also performed a sensitivity analysis on the Company’s estimated fair value using the income approach. A key assumption in the Company’s fair value estimate is the weighted average cost of capital utilized for discounting the Company’s cash flow estimates in the Company’s income approach. Holding all other assumptions constant at the annual assessment date, a 100 basis point increase in the discount rates would reduce the enterprise value for the Company’s reporting units by $161.3 million, which exceeds carrying value by 24.5%.
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

RESULTS OF OPERATIONS

Highlights
     The Company’s financial results related to the three months ended June 30, 2010 (the “current quarter”) are summarized below.
•	Consolidated net revenue increased 22.6%, to $221.7 million for the current quarter compared to the same period in 2009 (the “prior year quarter”) primarily due to increased revenue from higher average loan balances in both the retail services and e-commerce segments in addition to higher gross profit on the disposition of merchandise. Loss adjusted net revenue (as defined below) increased $25.0 million, or 16.5%, to $176.7 million.

•	Consolidated operations expenses increased 18.0%, to $101.9 million in the current quarter compared to the prior year quarter, primarily due to increases in personnel and marketing expenses.

•	Income from operations increased 21.5%, to $39.1 million for the current quarter compared to the prior year quarter.

•	Net income increased 24.3%, to $20.9 million in the current quarter compared to the prior year quarter. Diluted net income per share was $0.66 in the current quarter compared to $0.54 in the prior year quarter.

•	Adjusted earnings per share increased 22.0% to $0.72 in the current quarter compared to $0.59 in the prior year quarter. Adjusted earnings per share is a non-Generally Accepted Accounting Principles (“non-GAAP”) measure and is reconciled to net income under “Adjusted Earnings Per Share” below.
Consolidated Net Revenue, Reduced by Consumer Loan Loss Provision: Consolidated net revenue, reduced by consumer loan loss provision is composed of pawn loan fees and service charges from pawn loans plus the profit from the disposition of merchandise plus consumer loan fees, less the consumer loan loss provision plus other revenue (“loss adjusted net revenue”). This net figure becomes the income available to satisfy remaining operating and administrative expenses and is the measure management uses to evaluate top-line performance.
          The following tables show the components of loss adjusted net revenue for the three and six months ended June 30, 2010 and 2009 (dollars in thousands):

	Three Months Ended June 30,
	Retail Services				E-Commerce				Consolidated
		% of		% of		% of		% of		% of		% of
	2010	Total	2009	Total	2010	Total	2009	Total	2010	Total	2009	Total

Pawn loan fees and service charges	$59,507	46.7%	$54,280	45.8%	$-	-%	$-	-%	$59,507	33.7%	$54,280	35.8%

Proceeds from disposition of merchandise, net of cost of revenue	43,433	34.1	38,639	32.5	-	-	-	-	43,433	24.6	38,639	25.5

Pawn related	$102,940	80.8%	$92,919	78.3%	$-	-%	$-	-%	$102,940	58.3%	$92,919	61.3%

Consumer loan fees	$26,782	21.0%	$27,330	23.0%	$89,083	180.4%	$57,272	173.3%	$115,865	65.6%	$84,602	55.7%
Consumer loan loss provision	5,019	3.9	4,558	3.8	39,915	80.8	24,620	74.5	44,934	25.5	29,178	19.2

Consumer loan related	$21,763	17.1%	$22,772	19.2%	$49,168	99.6%	$32,652	98.8%	$70,931	40.1%	$55,424	36.5%

Other	$2,657	2.1%	$2,936	2.5%	$202	0.4%	$390	1.2%	$2,859	1.6%	$3,326	2.2%

Loss adjusted net revenue	$127,360	100.0%	$118,627	100.0%	$49,370	100.0%	$33,042	100.0%	$176,730	100.0%	$151,669	100.0%

	Six Months Ended June 30,
	Retail Services				E-Commerce				Consolidated
		% of		% of		% of		% of		% of		% of
	2010	Total	2009	Total	2010	Total	2009	Total	2010	Total	2009	Total

Pawn loan fees and service charges	$117,788	44.2%	$107,239	43.5%	$-	-%	$-	-%	$117,788	32.2%	$107,239	34.3%

Proceeds from disposition of merchandise, net of cost of revenue	95,371	35.8	85,897	34.8	-	-	-	-	95,371	26.0	85,897	27.5

Pawn related	$213,159	80.0%	$193,136	78.3%	$-	-%	$-	-%	$213,159	58.2%	$193,136	61.8%

Consumer loan fees	$54,326	20.4%	$54,042	21.9%	$169,981	170.5%	$110,868	168.1%	$224,307	61.3%	$164,910	52.8%

Consumer loan loss provision	8,005	3.0	8,442	3.4	70,822	71.0	45,510	69.0	78,827	21.5	53,952	17.3

Consumer loan related	$46,321	17.4%	$45,600	18.5%	$99,159	99.5%	$65,358	99.1%	$145,480	39.8%	$110,958	35.5%

Other	$6,797	2.6%	$7,791	3.2%	$518	0.5%	$600	0.9%	$7,315	2.0%	$8,391	2.7%

Loss adjusted net revenue	$266,277	100.0%	$246,527	100.0%	$99,677	100.0%	$65,958	100.0%	$365,954	100.0%	$312,485	100.0%

          For the current quarter, loss adjusted net revenue increased $25.0 million, or 16.5%, to $176.7 million from $151.7 million for the prior year quarter. Pawn activities accounted for 58.2% and 61.3% of total loss adjusted net revenue for the current quarter and prior year quarter, respectively. Pawn lending activities increased $10.0 million, to $102.9 million from $92.9 million, during the current quarter compared to the prior year quarter, which accounted for 40.0% of the increase in loss adjusted net revenue. The increase in pawn-related contribution was primarily due to pawn loan fees and service charges on higher average pawn loan balances at the Company’s domestic and foreign retail services locations and an increase in gross profit on the disposition of merchandise. Consumer loan activities increased $15.5 million during the current quarter compared to the prior year quarter, which accounted for 61.9% of the increase in loss adjusted net revenue, mainly due to an increase in consumer loan fees, net of loss provision, on more loans written from the e-commerce segment.
          For the six-month period ended June 30, 2010 (the “current six-month period”), loss adjusted net revenue increased $53.5 million, or 17.1%, to $366.0 million from $312.5 million for the same period in 2009 (the “prior year six-month period”). Pawn activities accounted for 58.2% and 61.8% of total loss adjusted net revenue, for the current six-month period and the prior year six-month period, respectively. Pawn lending activities increased $20.1 million, to $213.2 million from $193.1 million, during the current six-month period compared to the prior year six-month period, which accounted for 37.4% of the increase in loss adjusted net revenue. The increase in pawn-related contribution was primarily due to pawn loan fees and service charges on higher average pawn loan balances at the Company’s domestic and foreign retail services locations and an increase in gross profit from the disposition of merchandise. Consumer loan activities increased $34.5 million during the current six-month period compared to the prior year six-month period, which accounted for 64.6% of the increase in loss adjusted net revenue, mainly due to an increase in consumer loan fees, net of loss provision, on more loans written from the e-commerce segment.

Adjusted Earnings Per Share
          In addition to reporting financial results in accordance with Generally Accepted Accounting Principles (“GAAP”), the Company has provided adjusted earnings and adjusted earnings per share, which are non-GAAP measures. Management believes these measures are useful to help investors better understand the Company’s financial performance, competitive position and prospects for the future. These non-GAAP measures are used by management in evaluating the Company’s results of operations. The following table provides reconciliation between net income attributable to the Company and diluted earnings per share calculated in accordance with GAAP to adjusted earnings and adjusted earnings per share, respectively (dollars in thousands except per share data):

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2010		2009		2010		2009
		Per		Per		Per		Per
	$	Share	$	Share	$	Share	$	Share

Net income attributable to Cash America International, Inc.	$20,889	$0.66	$16,607	$0.54	$52,922	$1.67	$40,518	$1.33

Adjustments:
Intangible asset amortization, net of tax	664	0.02	957	0.03	1,417	0.04	1,988	0.07
Non-cash equity-based compensation, net of tax	602	0.02	510	0.02	1,178	0.04	987	0.03
Convertible debt non-cash interest and issuance cost amortization, net of tax	512	0.02	223	0.01	1,027	0.04	228	-
Foreign exchange loss (gain), net of tax	23	-	(164)	(0.01)	109	-	(82)	-

Adjusted earnings	$22,690	$0.72	$18,133	$0.59	$56,653	$1.79	$43,639	$1.43

Quarter Ended June 30, 2010 Compared To Quarter Ended June 30, 2009
          Pawn Lending Activities: Pawn lending activities consist of pawn loan fees and service charges on pawn loans from the retail services segment during the period and the profit on disposition of collateral from unredeemed pawn loans as well as the sale of merchandise acquired from customers directly or from third-parties. Routinely, the largest component of net revenue from pawn lending activities is the pawn loan fees and service charges from pawn loans, which are impacted by the trend in pawn loan balances and the yield on pawn loans during the period.
          The following table sets forth selected data related to the Company’s pawn lending activities as of and for the three months ended June 30, 2010 and 2009 (dollars in thousands except where otherwise noted):

	Three Months Ended June 30,
	2010			2009
	Domestic	Foreign	Total	Domestic	Foreign	Total

Average pawn loan balance outstanding	$148,998	$23,039	$172,037	$142,770	$19,113	$161,883
Amount of pawn loans written and renewed	$167,939	$24,950	$192,889	$160,249	$19,305	$179,554
Annualized yield on pawn loans	137.5%	146.7%	138.7%	133.1%	145.3%	134.5%
Gross profit margin on disposition of merchandise	38.1%	-	38.1%	35.1%	-	35.1%
Merchandise turnover	2.9	-	2.9	2.8	-	2.8

	As of June 30,
	2010			2009

Ending pawn loan balances	$162,104	$22,000	$184,104	$155,585	$20,728	$176,313
Ending merchandise balance, net	$100,215	$-	$100,215	$102,164	$-	$102,164
          Pawn loan fees and service charges. Pawn loan balances in domestic and foreign locations at June 30, 2010 were $184.1 million, which was $7.8 million, or 4.4%, higher than at June 30, 2009. The average balance of pawn loans outstanding during the current quarter increased by $10.2 million, or 6.3%, compared to the prior year quarter, primarily due to growth in the retail services segment. The Company typically experiences a seasonal increase in pawn loan balances during the second quarter of each year after the heavy pawn loan repayments from customer tax refund proceeds reduce pawn loan balances during the first quarter each year.
          Pawn loan fees and service charges from pawn loans increased $5.2 million, or 9.6%, to $59.5 million in the current quarter from $54.3 million in the prior year quarter. The increase is mainly due to higher average pawn loan balances during the current quarter, which contributed $3.4 million of the increase, and an increase in annualized yield on pawn loans, which increased pawn loan fees and service charges by $1.8 million during the current quarter.
          Annualized pawn loan yield was 138.7% in the current quarter, compared to 134.5% in the prior year quarter. The higher annualized yield is a function of the average rates for fees and service charges on pawn loans as well as the amount of pawn loan fees and service charges deemed to be collectible based on historical loan redemption statistics. During the current quarter, the Company experienced higher loan redemption rates and a reduction in loan forfeiture rates, which resulted in a favorable yield comparison. The Company’s domestic annualized loan yield increased to 137.5% in the current quarter compared to 133.1% in the prior year quarter. The foreign pawn loan yield increased to 146.7% in the current quarter from 145.3% in the prior year quarter.
          Proceeds from disposition of merchandise. Profit from the disposition of merchandise represents the proceeds received from the disposition of merchandise in excess of the cost of disposed merchandise. Retail sales include the sale of merchandise direct to consumers through any of the Company’s retail services locations. Commercial sales include the sale of refined gold, platinum and diamonds to refiners, brokers or manufacturers. The following table summarizes the proceeds from the disposition of merchandise and the related profit for the current quarter as compared to the prior year quarter (dollars in thousands):

	Three Months Ended June 30,
	2010			2009

	Retail	Commercial	Total	Retail	Commercial	Total
Proceeds from disposition	$64,029	$49,821	$113,850	$62,402	$47,771	$110,173

Gross profit on disposition	$26,413	$17,020	$43,433	$25,729	$12,910	$38,639

Gross profit margin	41.3%	34.2%	38.1%	41.2%	27.0%	35.1%

Percentage of total gross profit	60.8%	39.2%	100.0%	66.6%	33.4%	100.0%
          The total proceeds from disposition of merchandise increased $3.7 million, or 3.3%, in the current quarter compared to the prior year quarter, and the total profit from the disposition of merchandise increased $4.8 million, or 12.4%, during the current quarter compared to the prior year quarter. The overall profit margin percentage increased to 38.1% in the current quarter from 35.1% in the prior year quarter mainly due to a higher profit margin on commercial sales and a higher mix of commercial sales relative to total sales. The consolidated merchandise turnover rate in the Company’s retail services locations increased to 2.9 times during the current quarter, compared to 2.8 times in the prior year quarter.
          Proceeds from the disposition of merchandise in retail services locations increased $1.6 million, or 2.6%, during the current quarter compared to the prior year quarter. In addition, the profit margin on the disposition of merchandise increased slightly to 41.3% in the current quarter from 41.2% in the prior year quarter.
          Proceeds from commercial dispositions increased $2.1 million, or 4.3%, during the current quarter compared to the prior year quarter. The profit margin on commercial sales increased to 34.2% in the current quarter from 27.0% in the prior year quarter. Both the increases in proceeds and profit margin on commercial sales are mainly due to a higher average market price of gold and diamonds sold, which more than offset a lower volume of gold sold during the current quarter.
          Management expects that the profit margin on the disposition of merchandise will likely remain similar to current levels, predominantly due to a lower level of retail inventories in stores and the prevailing market price for gold.
          The table below summarizes the age of merchandise held for disposition related to the Company’s domestic pawn operations before valuation allowance of $0.7 million as of both June 30, 2010 and 2009 (dollars in thousands).

	Balance at June 30,
	2010		2009

	Amount	%	Amount	%
Merchandise held for 1 year or less –
Jewelry	$65,112	64.5%	$66,882	65.0%
Other merchandise	28,525	28.3	27,948	27.2

Total merchandise held for 1 year or less	93,637	92.8	94,830	92.2

Merchandise held for more than 1 year –
Jewelry	4,294	4.3	5,080	4.9
Other merchandise	2,984	2.9	2,954	2.9

Total merchandise held for more than 1 year	7,278	7.2	8,034	7.8

Total merchandise held for disposition	$100,915	100.0%	$102,864	100.0%

Consumer Loan Activities: Consumer loan activities include consumer loan fees, which are offset by the provision for consumer loan losses from the Company’s retail services and e-commerce segments. The contribution to earnings from these activities is impacted by the volume of loans written and the magnitude of the loan loss provision, which offsets a portion of this revenue. Consumer loan fees include fees from loans funded by the Company and fees paid to the Company for arranging and processing loans from independent third-party lenders through the CSO program as well as processing fees generated by the Company’s MLOC services channel and fees from participation interests in certain MLOC receivables originated by a third-party lender and acquired by the Company through its MLOC services channel.
          Consumer loan fees increased $31.3 million, or 37.0%, to $115.9 million in the current quarter as compared to $84.6 million in the prior year quarter. The increase in consumer loan fees is primarily due to growth in the e-commerce segment from internet lending in the United Kingdom and domestic markets, and to a lesser extent, the entry into the Australian and Canadian markets. These increases offset the loss of revenue from certain domestic markets in which the Company either no longer offers consumer loans or has reduced its offering. (See “Regulatory Developments” for further discussion of regulatory changes affecting the Company’s consumer loan business.) In addition, consumer loan fees from the MLOC services channel increased during the current quarter mainly due to an increase in the demand for the third-party lender’s MLOC products.
          The consumer loan loss provision increased by $15.7 million, to $44.9 million in the current quarter, from $29.2 million in the prior year quarter. The loss provision expense as a percentage of gross loans written increased in the current quarter to 6.3% from 5.5% in the prior year quarter. The loss provision as a percentage of consumer loan fees increased to 38.8% in the current quarter from 34.5% in the prior year quarter. The increase in loss provision is due to an increase in the amount of consumer loans outstanding and a change in customer mix to include a higher percentage mix of consumer loans in the e-commerce segment in relation to consumer loans in the retail services segment. E-commerce consumer loans have historically experienced higher loss rates than retail services consumer loans. First time customers tend to have a higher risk of default and bad debt than customers with a history of successfully repaying loans. Charge-offs, net of recoveries, as a percentage of gross loans written in the quarter was up only slightly to 4.6% compared to 4.5% in the prior year quarter.
          The following table sets forth consumer loan fees by channel and segment adjusted for the deduction of the loan loss provision (dollars in thousands):

	Three Months Ended June 30,
	2010					2009
	Retail			Total E-		Retail			Total E-
	Services	Internet		Commerce	Total	Services	Internet		Commerce	Total
	Segment	Lending	MLOC	Segment	Company(a)	Segment	Lending	MLOC	Segment	Company(a)

Consumer Loan Fees	$26,782	$80,608	$8,475	$89,083	$115,865	$27,330	$54,854	$2,418	$57,272	$84,602
Loan Loss Provision	5,019	35,465	4,450	39,915	44,934	4,558	23,519	1,101	24,620	29,178

Loss Adjusted Net Revenue	$21,763	$45,143	$4,025	$49,168	$70,931	$22,772	$31,335	$1,317	$32,652	$55,424

Year over year change - $	$(1,009)	$13,808	$2,708	$16,516	$15,507	$(3,959)	$(50)	$1,317	$1,267	$(2,692)

Year over year change - %	(4.4)%	44.1%	205.6%	50.6%	28.0%	(14.8)%	(0.2)%	--	4.0%	(4.6)%

(a)	Includes the retail services segment and the e-commerce segment. The e-commerce segment is comprised of the internet lending activities of the Company’s online channel and the Company’s MLOC services channel.
          The amount of consumer loans written increased $187.2 million, or 35.2%, to $718.5 million in the current quarter from $531.3 million in the prior year quarter. These amounts include loans written by the Company, loans guaranteed by the Company under the CSO program and participation interests in consumer loans purchased from a third-party lender through the Company’s MLOC services channel. The average amount per consumer loan decreased to $411 from $428 during the current quarter over the prior year quarter, primarily due to a greater mix of the Company’s participation interest in consumer loans purchased through the MLOC services channel, which typically have a lower average amount per consumer loan. The outstanding combined portfolio balance of consumer loans increased $41.6 million, or 34.2%, to $163.0 million at June 30, 2010 from $121.4 million at June 30, 2009, primarily due to increased demand for consumer loan products. This includes $152.0 million and $112.0 million at June 30, 2010 and 2009 of consumer loan balances, respectively, which are included in the Company’s consolidated balance sheet, net of allowance for losses of $36.7 million and $22.2 million, which has been provided in the consolidated financial statements for June 30, 2010 and 2009, respectively.
             The following table summarizes consumer loans outstanding as of and for the three months ended June 30, 2010 and 2009 (dollars in thousands):

	As of June 30,
	2010			2009
		Guaranteed			Guaranteed
	Company	by the		Company	by the
	Owned	Company (a)(b)	Total(a)(b)	Owned	Company (a)(b)	Total (a)(b)

Ending consumer loan balances:
Retail Services	$45,008	$9,536	$54,544	$45,873	$10,189	$56,062
Internet Lending	88,818	41,477	130,295	60,855	23,497	84,352
MLOC(c)	18,192	-	18,192	5,245	-	5,245

Total ending loan balance, gross	$152,018	$51,013	$203,031	$111,973	$33,686	$145,659
Less: Allowance for losses	(36,723)	(3,325)	(40,048)	(22,163)	(2,059)	(24,222)

Total ending loan balance, net	$115,295	$47,688	$162,983	$89,810	$31,627	$121,437

	Three Months Ended June 30,
	2010			2009
		Guaranteed			Guaranteed
	Company	by the		Company	by the
	Owned	Company (a)(b)	Total(a)(b)	Owned	Company (a)(b)	Total (a)(b)

Amount of consumer loans written:
Retail Services	$168,919	$48,147	$217,066	$164,874	$50,867	$215,741
Internet Lending	208,849	200,239	409,088	176,082	116,190	292,272
MLOC(c)	92,309	-	92,309	23,290	-	23,290

Total consumer loans written	$470,077	$248,386	$718,463	$364,246	$167,057	$531,303

Average amount per consumer loan:
Retail Services	$434	$569	$458	$429	$554	$453
Internet Lending	407	673	505	408	727	495
MLOC(c)	198	-	198	148	-	148
Combined	$344	$650	$411	$374	$664	$428

(a)	Non-GAAP presentation. Management evaluates the consumer loan portfolio on an aggregate basis including the loss provision for the Company-owned and the third-party lender-owned portfolio that the Company guarantees. The non-GAAP financial measure is provided immediately following its most comparable GAAP amount and can be reconciled to its most comparable GAAP amount through the presentation of the financial information above.
(b)	Consumer loans written by third-party lenders that were processed or arranged by the Company on behalf of the third-party lenders at the Company’s retail services locations and through the Company’s internet lending activities in its online channel.

(c)	For the MLOC services channel, the Company purchases a participation interest in receivables originated by a third-party lender; consumer loans written includes only the amount of the Company’s participation interest in these loans.
             The Company maintains an allowance for losses on consumer loans at a level projected to be adequate to absorb credit losses inherent in the outstanding consumer loan portfolio as well as expected losses in the third-party lender-owned portfolios that are guaranteed by the Company. The allowance is based on historical trends in portfolio performance and the status of the balance owed by the customer. The Company charges off all consumer loans once they have been in default for 60 days, or sooner if deemed uncollectible. Recoveries on losses previously charged to the allowance are credited to the allowance when collected.
             Due to the short-term nature of the consumer loan product and the high velocity of loans written, seasonal trends are evidenced in quarter-to-quarter performance. Typically, in the normal business cycle, sequential losses, as measured by the current period loss provision as a percentage of combined consumer loans written in the period, are lowest in the first quarter and increase throughout the year, with the final two quarters generally combining for the peak levels of loss provision expense and balance for the allowance for losses.
             The following table shows the Company’s loss experience for each of the last five quarters:

	2009			2010
	Second	Third	Fourth	First	Second
	Quarter	Quarter	Quarter	Quarter	Quarter
Combined consumer loan loss provision as a % of combined consumer loans written (a)	5.5%	6.2%	5.6%	5.3%	6.3%
Charge-offs (net of recoveries) as a % of combined consumer loans written (a)	4.5%	5.6%	5.2%	5.6%	4.6%
Combined consumer loan loss provision as a % of consumer loan fees (a)	34.5%	38.4%	36.0%	31.3%	38.8%

Combined consumer loans and fees receivable, gross(a)	$145,659	$160,928	$186,001	$165,843	$203,031
Combined allowance for losses on consumer loans	24,222	27,503	30,294	28,116	40,048

Combined consumer loans and fees receivable, net(a)	$121,437	$133,425	$155,707	$137,727	$162,983

Combined allowance for losses and accrued third-party lender losses as a % of combined gross portfolio (a)	16.6%	17.1%	16.3%	17.0%	19.7%

(a)	Non-GAAP presentation. Management evaluates the consumer loan portfolio on an aggregate basis including its evaluation of the loss provision for the Company-owned portfolio and the third-party lender-owned portfolio that the Company guarantees. Includes (i) consumer loans written by the Company, (ii) consumer loans written by third-party lenders that were processed or arranged by the Company on behalf of the third-party lenders through the CSO program, all at the Company’s retail services locations and through the Company’s online channel, and (iii) the Company’s participation interests in consumer loans written by a third-party lender that are purchased by the Company through the Company’s MLOC services channel. For the MLOC services channel, consumer loans written includes only the amount of the Company’s participation interest in these loans.

Operations Expenses: Consolidated operations expenses as a percentage of total revenue were 34.9% in the current quarter, compared to 34.3% in the prior year quarter. These expenses increased $15.5 million, or 18.0%, in the current quarter compared to the prior year quarter. The comparison of operations expenses for the current quarter to the prior year quarter is as follows (dollars in thousands):

	Three Months Ended June 30,
	2010		2009
		% of		% of
	Amount	Revenue	Amount	Revenue

Personnel	$51,536	17.6%	$45,645	18.1%
Occupancy	22,243	7.6	19,180	7.6
Marketing	17,455	6.0	11,159	4.4
Other	10,697	3.7	10,411	4.2

Total	$101,931	34.9%	$86,395	34.3%

             During the current quarter, operating expenses at the retail services segment increased $4.4 million, or 6.0%, to $77.6 million, when compared to the prior year quarter. The operations expenses for the e-commerce segment increased $11.1 million, or 84.2%, to $24.3 million in the current quarter compared to the prior year quarter.
             The increase in personnel expenses, which include wages, performance incentives and benefits, is primarily due to the addition of 54 new locations in the foreign pawn lending operations since June 30, 2009, the growth of the Company’s online channel, normal recurring salary adjustments, and incentive program accruals at the Company’s e-commerce segment resulting from higher earnings in that segment.
             The increase in occupancy expense, which includes rent, property taxes, insurance, utilities and maintenance, is primarily due to recurring rent and property tax increases, as well as higher expense associated with stores in the Company’s foreign retail services operations where additional locations were added during 2009 and 2010.
             The increase in marketing expenses is primarily due to an $8.4 million increase in marketing expenses in the Company’s e-commerce segment, mainly from the online channel’s efforts to expand the Company’s customer base both domestically and internationally, as well as expenses for new product development activities. Management believes that the increase in marketing expenses contributed to the increase in consumer loans written during the quarter.
Administration Expenses: Consolidated administration expenses as a percentage of total revenue were 8.7% in the current quarter, compared to 9.0% in the prior year quarter. The components of administration expenses for the quarters ended June 30, 2010 and 2009 are as follows (dollars in thousands):

	Three Months Ended June 30,
	2010		2009
		% of		% of
	Amount	Revenue	Amount	Revenue

Personnel	$16,024	5.5%	$13,330	5.3%
Other	9,422	3.2	9,351	3.7

Total	$25,446	8.7%	$22,681	9.0%

             The increase in administration expenses of $2.8 million in the current quarter over the prior year quarter was primarily due to increased expense related to the Company’s long-term incentive plan, due to higher earnings during 2010, and personnel and overhead costs at the Company’s online channel. The increase was also due, to a lesser extent, to normal recurring salary adjustments related to administrative functions.

Depreciation and Amortization: Depreciation and amortization expense as a percentage of total revenue was 3.5% in the current quarter compared to 4.1% in the prior year quarter. Total depreciation and amortization expense decreased $0.2 million, or 1.7%. Management expects that the implementation of the Company’s new proprietary point-of-sale system, the development of which is expected to be substantially complete in the first half of 2011, will result in a substantial increase in depreciation expense in 2011.
Interest Expense: Interest expense as a percentage of total revenue was 1.9% in the current quarter, compared to 2.0% in the prior year quarter. Interest expense increased $0.3 million, or 5.9%, to $5.4 million in the current quarter as compared to $5.1 million in the prior year quarter. The Company’s effective blended borrowing cost was 5.3% in the current quarter, up from 4.0% in the prior year quarter, mainly due to the Company’s offering of its 5.25% Convertible Senior Notes due 2029 (the “2009 Convertible Notes”) during the second quarter of 2009 and the Company’s offering of its 7.26% senior unsecured notes due 2017 during the first quarter of 2010, as relatively lower cost floating rate debt was replaced by relatively higher fixed rate debt. During the current quarter, the average amount of debt outstanding decreased $48.4 million to $376.5 million from $424.9 million during the prior year quarter, primarily due to the repayment of $49.9 million of the Company’s domestic line of credit in 2010. The Company incurred non-cash interest expense of $0.8 million in the current quarter from its 2009 Convertible Notes issued in May 2009. See Note 5 of the Notes to Consolidated Financial Statements for further discussion of the 2009 Convertible Notes.
Income Taxes: The Company’s effective tax rate was 38.2% for the current quarter compared to 38.6% for the prior year quarter. The income tax provision increased $2.4 million, primarily due to higher taxable income.

Six Months Ended June 30, 2010 Compared To Six Months Ended June 30, 2009
Pawn Lending Activities: The following table sets forth selected data related to the Company’s pawn lending activities as of and for the six-month periods ended June 30, 2010 and 2009 (dollars in thousands except where otherwise noted):

	Six Months Ended June 30,

	2010			2009
	Domestic	Foreign	Total	Domestic	Foreign	Total

Average pawn loan balance outstanding	$150,389	$22,973	$173,362	$142,325	$17,871	$160,196
Amount of pawn loans written and renewed	$309,974	$45,979	$355,953	$296,353	$26,226	$322,579
Annualized yield on pawn loans	136.7%	139.1%	137.0%	133.0%	151.1%	135.0%
Gross profit margin on disposed merchandise	37.3%	-	37.3%	35.8%	-	35.8%
Merchandise turnover	3.1	-	3.1	3.0	-	3.0

	As of June 30,

	2010			2009

Ending pawn loan balances	$162,104	$22,000	$184,104	$155,585	$20,728	$176,313
Ending merchandise balance, net	$100,215	$-	$100,215	$102,164	$-	$102,164
             Pawn loan fees and service charges. Pawn loan balances in domestic locations and foreign locations at June 30, 2010 were $184.1 million, which was $7.8 million, or 4.4% higher than at June 30, 2009. The average balance of pawn loans outstanding for the current six-month period increased by $13.2 million, or 8.2%, compared to the prior year six-month period, primarily due to growth in the retail services segment. The Company typically experiences a seasonal increase in pawn balances during the second quarter of each year after the heavy pawn loan repayments from customer tax refund proceeds reduce pawn loan balances during the first quarter of each year.
             Pawn loan fees and service charges increased $10.6 million, or 9.8%, to $117.8 million in the current six-month period from $107.2 million in the prior year six-month period. The increase is mainly due to higher average loan balances on pawn loans, which contributed $8.8 million of the increase, and higher annualized yield on pawn loans, which contributed $1.7 million of the increase during the current six-month period.
             Annualized pawn loan yield on pawn loans was 137.0% for the current six-month period, compared to 135.0% in the prior year six-month period. The higher annualized yield is a function of the average rates for fees and service charges on pawn loans as well as the amount of pawn loan fees and service charges deemed to be collectible based on historical loan redemption statistics. During the current six-month period, the Company experienced higher loan redemption rates and a reduction in loan forfeiture rates, which resulted in a favorable yield comparison. The Company’s domestic annualized loan yield increased to 136.7% in the current six-month period compared to 133.0% in the prior year six-month period mainly due to improved performance in the portfolio. The foreign pawn loan yield decreased to 139.1% in the current six-month period from 151.1% in the prior year six-month period due to a lower yield on the liquidation of forfeited loans.

             Proceeds from disposition of merchandise. Profit from the disposition of merchandise represents the proceeds received from the disposition of merchandise in excess of the cost of disposed merchandise. Retail sales include the sale of merchandise direct to consumers through any of the Company’s retail services locations. Commercial sales include the sale of refined gold, platinum and diamonds to refiners, brokers or manufacturers. The following table summarizes the proceeds from the disposition of merchandise and the related profit for the current six-month period as compared to the prior year six-month period (dollars in thousands):

	Six Months Ended June 30,
	2010			2009
	Retail	Commercial	Total	Retail	Commercial	Total
Proceeds from disposition	$150,172	$105,561	$255,733	$142,485	$97,448	$239,933

Gross profit on disposition	$59,903	$35,468	$95,371	$57,877	$28,020	$85,897

Gross profit margin	39.9%	33.6%	37.3%	40.6%	28.8%	35.8%

Percentage of total gross profit	62.8%	37.2%	100.0%	67.4%	32.6%	100.0%
             The total proceeds from disposition of merchandise increased $15.8 million, or 6.6%, during the current six-month period from the prior year six-month period, and the total profit from the disposition of merchandise increased $9.5 million, or 11.0%, during the current six-month period from the prior year six-month period, mainly due to a higher profit margin on commercial sales and a higher mix of commercial sales relative to total sales. The consolidated merchandise turnover rate increased to 3.1 times in the current six-month period compared to 3.0 times in the prior year six-month period.
             Proceeds from disposition of merchandise in retail services locations, including jewelry, increased $7.7 million, or 5.4%, during the current six-month period from the prior year six-month period. In addition, the profit margin on the disposition of merchandise decreased slightly to 39.9% in the current six-month period from 40.6% in the prior year six-month period.
             Proceeds from commercial dispositions increased $8.1 million, or 8.3%, during the current six-month period over the prior year six-month period. The profit margin on commercial sales increased to 33.6% in the current six-month period from 28.8% in the prior year six-month period. Both the increases in proceeds and profit margin on commercial sales are mainly due to a higher average market price of gold and diamonds sold, which more than offset a lower volume of gold and diamonds sold during the current six-month period compared to the prior year six-month period.
             Management expects that the profit margin on the disposition of merchandise will likely remain similar to current levels predominately due to a lower level of retail inventories in stores and the prevailing market price for gold.
Consumer Loan Activities: Consumer loan fees increased $59.4 million, or 36.0%, to $224.3 million in the current six-month period, as compared to $164.9 million in the prior year six-month period. The increase in revenue from consumer loan fees is primarily due to growth in the e-commerce segment from internet lending in the United Kingdom and domestic markets, and to a lesser extent, the entry into the Australian and Canadian markets. These increases offset the loss of revenue from certain domestic markets in which the Company either no longer offers consumer loans or has reduced its offering. (See “Regulatory Developments” for further discussion of regulatory changes affecting the Company’s consumer loan business.) In addition, consumer loan fees generated by the MLOC services channel increased during the current six-month period, mainly due to an increase in the demand for the third-party lender’s MLOC products.
             The consumer loan loss provision increased by $24.8 million to $78.8 million in the current six-month period, from $54.0 million in the prior year six-month period. The loss provision expense as a percentage of gross consumer loans written increased in the current six-month period to 5.8% from 5.3% in the prior year six-month period. The loss provision as a percentage of consumer loan fees increased to 35.1% in the current six-month period from 32.7% in the prior year six-month period. The higher loss provision is due to an increase in the amount of consumer loans outstanding and a change in customer mix to include a higher percentage mix of consumer loans in the e-commerce segment in relation to consumer loans in the retail services segment. E-commerce consumer loans have historically experienced higher loss rates than retail services consumer loans. First time customers tend to have a higher risk of default and bad debt than customers with a history of successfully repaying loans. Charge-offs, net of recoveries, as a percentage of gross loans written in the current six-month period decreased slightly to 5.1% compared to 5.2% in the prior year six-month period.
          The following table sets forth consumer loan fees by channel and segment adjusted for the deduction of the loan loss provision (dollars in thousands):

	Six Months Ended June 30,
	2010					2009
	Retail			Total E-		Retail			Total E-
	Services	Internet		Commerce	Total	Services	Internet		Commerce	Total
	Segment	Lending	MLOC	Segment	Company(a)	Segment	Lending	MLOC	Segment	Company(a)

Consumer Loan Fees	$ 54,326	$ 154,533	$ 15,448	$ 169,981	$ 224,307	$ 54,042	$ 106,610	$ 4,258	$ 110,868	$ 164,910
Loan Loss Provision	8,005	64,149	6,673	70,822	78,827	8,442	43,671	1,839	45,510	53,952

Loss Adjusted Net Revenue	$ 46,321	$ 90,384	$ 8,775	$ 99,159	$ 145,480	$ 45,600	$ 62,939	$ 2,419	$ 65,358	$ 110,958

Year over year change - $	$ 721	$ 27,445	$ 6,356	$ 33,801	$ 34,522	$ (12,498)	$ 4,595	$ 2,419	$ 7,014	$ (5,484)

Year over year change - %	1.6%	43.6%	262.8%	51.7%	31.1%	(21.5)%	7.9%	--	12.0%	(4.7)%

(a)	Includes the retail services segment and the e-commerce segment. The e-commerce segment is comprised of the internet lending activities of the Company’s online channel and the Company’s MLOC services channel.
          The amount of consumer loans written increased $346.5 million, or 34.1%, to $1.36 billion in the current six-month period from $1.02 billion in the prior year six-month period. These amounts include loans written by the Company, loans guaranteed by the Company under the CSO program and participation interests in consumer loans purchased from a third-party lender through the Company’s MLOC services channel. The average amount per consumer loan decreased to $416 from $434 during the current six-month period over the prior year six-month period, primarily due to a greater mix of the Company’s participation interest in consumer loans purchased through the MLOC services channel, which typically have a lower average amount per loan. The outstanding combined portfolio balance of consumer loans increased $41.6 million, or 34.2%, to $163.0 million at June 30, 2010 from $121.4 million at June 30, 2009, primarily due to increased demand for consumer loan products. This includes $152.0 million and $112.0 million at June 30, 2010 and 2009, respectively of consumer loan balances, which are included in the Company’s consolidated balance sheet, net of allowance for losses of $36.7 million and $22.2 million, which has been provided in the consolidated financial statements for June 30, 2010 and 2009, respectively.

          The following table summarizes selected data related to the Company’s consumer loan activities for the six months ended June 30, 2010 and 2009 (dollars in thousands):

	Six Months Ended June 30,
	2010			2009
		Guaranteed			Guaranteed
	Company	by the		Company	by the
	Owned	Company (a)(b)	Total (a)(b)	Owned	Company (a)(b)	Total (a)(b)

Amount of consumer loans written:
Retail Services	$329,375	$96,217	$425,592	$316,511	$101,745	$418,256
Internet Lending	393,503	377,720	771,223	335,546	222,353	557,899
MLOC(c)	166,898	-	166,898	41,099	-	41,099

Total consumer loans written	$889,776	$473,937	$1,363,713	$693,156	$324,098	$1,017,254

Average amount per consumer loan:
Retail Services	$437	$574	$462	$430	$557	$455
Internet Lending	410	687	511	407	733	495
MLOC(c)	197	-	197	152	-	152
Combined	$347	$661	$416	$379	$667	$434

(a)	Non-GAAP presentation. Management evaluates the consumer loan portfolio on an aggregate basis including the loss provision for the Company-owned and the third-party lender-owned portfolio that the Company guarantees. The non-GAAP financial measure is provided immediately following its most comparable GAAP amount and can be reconciled to its most comparable GAAP amount through the presentation of the financial information above.

(b)	Consumer loans written by third-party lenders that were processed or arranged by the Company on behalf of the third-party lenders at the Company’s retail services locations and through the Company’s online channel.

(c)	The Company purchases a participation interest in the receivables originated by a third-party lender through the Company’s MLOC services channel. For the MLOC services channel, consumer loans written includes only the amount of the Company’s participation interest in these loans.
Operations Expenses: Consolidated operations expenses, as a percentage of total revenue, were 32.8% in the current six-month period, compared to 33.0% in the prior year six-month period. These expenses increased $26.5 million, or 15.4%, in the current six-month period compared to the prior year six-month period. The comparison of operations expenses for the current six-month period to the prior year six-month period is as follows (dollars in thousands):

	Six Months Ended June 30,
	2010		2009
		% of		% of
	Amount	Revenue	Amount	Revenue

Personnel	$103,609	17.1%	$93,857	18.0%
Occupancy	43,504	7.2	39,218	7.5
Marketing	29,885	4.9	18,319	3.5
Other	21,452	3.6	20,523	4.0

Total	$198,450	32.8%	$171,917	33.0%

          During the current six-month period, operating expenses at the retail services segment increased $8.0 million or 5.4%, to $154.5 million, when compared to the prior year six-month period. The operations expenses for the e-commerce segment increased $18.6 million, or 73.0% to $44.0 million in the current six-month period compared to the prior year six-month period.

          The increase in personnel expenses, which include wages, performance incentives and benefits, is primarily due to the addition of 54 new locations in the foreign pawn lending operations since June 30, 2009, the growth of the Company’s online channel, normal recurring salary adjustments, and incentive program accruals at the Company’s e-commerce segment resulting from higher earnings in that segment.
          The increase in occupancy expense, which includes rent, property taxes, insurance, utilities and maintenance, is primarily due to recurring rent and property tax increases, as well as higher expense associated with stores in the Company’s foreign retail services operations where additional locations were added during 2009 and 2010.
          The increase in marketing expenses is primarily due to a $14.4 million increase in marketing expenses in the Company’s e-commerce segment, mainly from the online channel’s efforts to expand the Company’s customer base both domestically and internationally, as well as expenses for new product development activities. Management believes that the increase in marketing expenses contributed to the increase in consumer loans written during the current six-month period.
Administration Expenses: Consolidated administration expenses, as a percentage of total revenue, were 8.4% in the current six-month period, compared to 8.5% in the prior year six-month period. The components of administration expenses for the six months ended June 30, 2010 and 2009 are as follows (dollars in thousands):

	Six Months Ended June 30,
	2010		2009
		% of		% of
	Amount	Revenue	Amount	Revenue

Personnel	$33,175	5.5%	$27,072	5.2%
Other	17,819	2.9	17,083	3.3

Total	$50,994	8.4%	$44,155	8.5%

          The increase in administration expenses of $6.8 million in the current six-month period over the prior year six-month period was mainly due to increased expense related to the Company’s long-term incentive plan, due to higher earnings during 2010, and personnel and overhead costs at the Company’s online channel. The increase was also due, to a lesser extent, to normal recurring salary adjustments related to administrative functions.
Depreciation and Amortization: Depreciation and amortization expense, as a percentage of total revenue, was 3.5% in the current six-month period, compared to 4.0% in the prior year six-month period. Total depreciation and amortization expense increased $0.2 million, or 1.0%. Management expects that the implementation of the Company’s new proprietary point-of-sale system, the development of which is expected to be substantially complete in the first half of 2011, will result in a substantial increase in depreciation expense in 2011.
Interest Expense: Interest expense, as a percentage of total revenue, was 1.8% in the current six-month period, compared to 2.0% in the prior year six-month period. Interest expense increased $0.7 million, or 7.0%, to $10.9 million in the current six-month period as compared to $10.2 million in the prior year six-month period. The prior year six-month period interest expense included a $1.3 million fee related to the deferral of a payment associated with the Company’s acquisition of The Check Giant, LLC. The Company’s effective blended borrowing cost was 5.2% in the current six-month period, up from 3.7% in the prior year six-month period, mainly due to the Company’s offering of its 5.25% Convertible Senior Notes due 2029 (the “2009 Convertible Notes”) during the second quarter of 2009 and the Company’s offering of its 7.26% senior unsecured notes due 2017 during the first quarter of 2010, as relatively lower cost floating rate debt was replaced by relatively higher fixed rate debt. During the current six-month period, the average amount of debt outstanding decreased $31.6 million to $387.9 million from $419.5 million during the prior year six-month period, primarily due to the repayment of $49.9 million of the Company’s domestic line of credit during the six months ended June 30, 2010.

The Company incurred non-cash interest expense of $1.6 million in the current six-month period from its 2009 Convertible Notes issued in May 2009. See Note 5 of the Notes to Consolidated Financial Statements for further discussion of the 2009 Convertible Notes.
Income Taxes: The Company’s effective tax rate was 37.5% for both the current six-month period and the prior year six-month period. The income tax provision increased $7.1 million in the current six-month period over the prior year six-month period, primarily due to higher taxable income.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows Highlights
          The Company’s cash flows and other key indicators of liquidity are summarized as follows (dollars in thousands):

	Six Months Ended June 30,
	2010		2009

Cash flows provided by operating activities	$126,266		$110,396

Cash flows used in investing activities

Pawn loans	$27,124		$7,264
Consumer loans	(82,019)		(58,652)
Acquisitions	(3,911)		(42,482)
Property and equipment additions	(21,489)		(19,369)
Investment in marketable securities	(5,652)		-
Other investing	38		235

Total cash flows used in investing activities	$(85,909)		$(113,004)

Cash flows used in financing activities	$(37,372)		$(2,045)

Working capital	$418,979		$374,795
Current ratio	4.0	x	5.1	x
Merchandise turnover	3.1	x	3.0	x
          Cash flows from operating activities. Net cash provided by operating activities increased $15.9 million, or 14.4%, from $110.4 million for the prior year six-month period to $126.3 million for the current six-month period. A significant component of the increase in net cash provided by operating activities was an $11.9 million increase in net income during the current six-month period. An additional $24.9 million of net cash provided by operating activities was generated by an increase in the consumer loan loss provision, a non-cash expense, during the current six-month period. Changes in operating assets and liabilities and current accounts combined to use $15.6 million of net cash provided by operating activities, which is predominately related to increases in other assets, and includes a short-term receivable and tax benefits related to stock-based compensation.
          Net cash provided by operating activities for the retail services segment decreased $6.4 million in the current six-month period, compared to the prior year six-month period. Changes in operating assets and liabilities and current accounts combined to use $12.4 million of net cash provided by operating activities. This use of cash was partially offset by a $7.8 million increase in net income during the current six-month period.
          Net cash provided by operating activities for the e-commerce segment increased $22.3 million in the current six-month period, compared to the prior year six-month period, primarily due to an increase in the consumer loan loss provision, a non-cash expense, which provided cash of $25.3 million during the current six-month period. In addition, net income during the current six-month period increased $4.0 million. Changes in operating assets and liabilities and current accounts combined to use $3.1 million of net cash provided by operating activities.
          Management believes cash flows from operations and available cash balances and borrowings will be sufficient to fund the Company’s operating liquidity needs.
          Cash flows from investing activities. Net cash used in investing activities decreased $27.1 million, or 24.0%, in the current six-month period compared to the prior year six-month period. Cash provided by pawn lending activities increased $19.8 million, primarily due to the combined impact of pawn loans made and repaid, which provided $13.7 million of additional cash as the Company experienced higher repayment activity during the current six-month period compared with the prior year six-month period. Also, principal recovered through the disposition of forfeited loans increased $6.1 million, reflecting greater proceeds from retail and commercial sales. Consumer loans made or purchased in part and consumer loans repaid combined used cash of $23.4 million when compared to the prior year six-month period, due to a 32.4% increase in consumer loans made or purchased in part during the current six-month period, mostly due to growth in the Company’s e-commerce segment.
          During the current six-month period, the Company used $3.9 million of cash for acquisition activities, compared to $42.5 million in the prior year six-month period, as explained below.
          On March 31, 2009, the Company made payments totaling $36.0 million, including a deferral fee of approximately $1.3 million that was recognized as interest expense, in connection with the acquisition of substantially all of the assets of The Check Giant, LLC, which occurred on September 15, 2006.
          In April 2009 and February 2010, the Company made supplemental payments of approximately $2.7 million and $2.1 million, respectively, in connection with the acquisition of substantially all the assets of Primary Business Services, Inc., Primary Finance, Inc., Primary Processing, Inc. and Primary Members Insurance Services, Inc. on July 23, 2008. The measurement dates for the remaining supplemental payments are each December 31 and June 30 through June 30, 2012, with each payment, if any, due approximately 45 days after the measurement date. The Company expects that payments will be required at the remaining measurement date in 2010 based on the current level of performance. As of June 30, 2010, the Company has accrued to “Accrued supplemental acquisition payment” approximately $18.9 million based on earnings through June 30, 2010. The total of all payments to the sellers cannot exceed $50.0 million pursuant to the terms of the asset purchase agreement. Through June 30, 2010, the Company has made supplemental payments totaling $4.8 million. See “Note 2. Acquisitions” to the Notes to Consolidated Financial Statements.
          During the current six-month period, the Company acquired three domestic retail services locations for approximately $1.9 million.
          On December 16, 2008, the Company completed the acquisition of 80% of the outstanding stock of Creazione Estilo, S.A. de C.V., SOFOM, E.N.R., a Mexican sociedad anónima de capital variable, sociedad financiera de objeto múltiple, entidad no regulada, that operates pawn lending locations in Mexico under the name Prenda Fácil. The Company agreed to pay one supplemental earn-out payment based on earnings for the twelve-month period ending June 30, 2011, reduced by amounts previously paid. This supplemental payment, if any, is expected to be paid in cash on or before August 15, 2011. See “Note 2. Acquisitions” to the Notes to Consolidated Financial Statements.
          Management anticipates that expenditures for property and equipment for the remainder of 2010 will be between $40.0 and $45.0 million primarily for the remodeling of selected operating units, for the continuing development of product delivery and information systems, including the multi-year project to upgrade the Company’s proprietary point-of-sale system, and for the establishment of approximately 15 to 25 new retail services locations primarily in the Company’s foreign operations. Included in this aggregate range of capital expenditures are minor strategic investments and small scale acquisitions of neighborhood retail services locations.
          Cash flows from financing activities. Net cash used by financing activities increased $35.4 million, or 1,727.5%, from $2.0 million in the prior year six-month period to $37.4 million in the current six-month period. During the current six-month period, the Company repaid $32.8 million more debt, net of debt issuance, than the Company repaid in the prior year six-month period. During the current six-month period, the Company made debt payments of $56.0 million, including $49.9 million under its bank line of credit and $6.1 million of principal payments under its other debt obligations. Additional uses of cash during the current six-month period included $2.1 million for dividends paid and $8.1 million for the repurchase of 195,100 shares of Company common stock in open market transactions pursuant to a 2007 authorization by the Board of Directors of the Company and the repurchase of shares of common stock for tax payments related to stock based compensation. This represented an increase in treasury shares purchased of $6.4 million from the prior six-month period. Net cash provided by financing activities in the current six-month period included proceeds of $25.0 million for long-term debt issued by the Company in January 2010 (as more fully described below).

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
          As of June 30, 2010 and 2009, the Company was in compliance with all financial ratio covenants and other requirements set forth in its debt agreements.
          The Company had outstanding letters of credit of $15.9 million at June 30, 2010, which are considered usage under the Company’s long-term unsecured line of credit for purposes of determining available borrowings under that line of credit. Management believes that the borrowings available ($144.3 million at June 30, 2010) under the credit facilities, cash generated from operations and current working capital of $419.0 million is sufficient to meet the Company’s anticipated capital requirements for its businesses. Should the Company experience a significant decline in demand for the Company’s products and services or other unexpected changes in financial condition, management would evaluate several alternatives to ensure that it is in a position to meet liquidity requirements. These alternatives may include the sale of assets, reductions in capital spending and changes to its current assets and/or the issuance of debt or equity securities, all of which could be expected to generate additional liquidity. The characteristics of the Company’s current assets, specifically the ability to rapidly liquidate gold jewelry inventory and adjust outflows of cash in its lending practices, gives the Company flexibility to quickly modify its business strategy to increase cash flow from its business, if necessary.
Off-Balance Sheet Arrangements
          The Company arranges for consumers to obtain consumer loan products from multiple independent third-party lenders through the CSO program. When a consumer executes a credit services agreement with the Company under the CSO program, the Company agrees, for a fee payable to the Company by the consumer, to provide a variety of credit services to the consumer, one of which is to guarantee the consumer’s obligation to repay the loan received by the consumer from the third-party lender if the consumer fails to do so. For consumer loan products originated by third-party lenders under the CSO program, each lender is responsible for evaluating each of its customers’ applications, determining whether to approve a consumer loan based on an application and determining the amount of the consumer loan. While the Company performs its own analysis of customers before agreeing to guarantee such loans, the Company is not involved in the lenders’ consumer loan approval processes or in determining the lenders’ approval procedures or criteria. As of June 30, 2010 and 2009, the outstanding amount of active consumer loans originated by third-party lenders under the CSO program was $51.0 million and $33.7 million, respectively, which were guaranteed by the Company.
          The Company purchases a participation interest in the receivables originated by a third-party lender through the Company’s MLOC services channel. Therefore, the Company owns only its participation interest in these consumer loan balances. The participation interest is included in the Company’s consolidated consumer loan balance, and the Company does not guarantee the remaining percentage of these consumer loans.
Regulatory Developments
          On July 10, 2009, the Commonwealth Court of Pennsylvania issued a decision against the Company and in favor of the Pennsylvania Department of Banking that the Company’s internet lending activities to Pennsylvania consumers were not authorized by Pennsylvania law. In response thereto, the Company filed an appeal of this decision and ceased originating new loans in Pennsylvania until a final decision on the appeal has been rendered. If this decision is not overturned, the Company anticipates a permanent discontinuation of its online consumer loan product in that state. See Note 7 to the Notes to Consolidated Financial Statements for further information.

          The legislation under which the Company offered consumer loans over the internet and through its retail services locations in Arizona expired on July 1, 2010, and the Company has discontinued offering consumer loans in that state. The Company will continue to serve customers in Arizona by offering pawn loans in its pawn lending locations in that state.
          The Company provides consumer credit services through the CSO program in Maryland. Legislation has been adopted in Maryland, which becomes effective October 1, 2010, that would not make it feasible for the Company to continue its CSO program in that state. The Company is currently evaluating alternatives to continue to serve customers in Maryland.
          The States of Colorado, Illinois and Wisconsin recently passed legislation that will become effective in the second half of 2010 and early 2011 that affects consumer loans offered by the Company in each of those states. The Company is still evaluating the effects of this legislation and expects that it could potentially reduce the profitability and/or the volume of loans written in these states.
          The Company is still evaluating the effects of the loss of consumer loans in Arizona, recent regulatory changes in Colorado, Illinois and Wisconsin and the pending loss of the CSO program in Maryland but does not expect that any of these losses or changes, individually or in the aggregate, will have a material effect on the Company in the current fiscal year, including its consolidated revenues or operations. Management expects that growth in consumer loans from other markets during the remainder of 2010, including both domestic and foreign markets, may offset a portion of the loss of revenue it may experience.
          In addition, the United States Congress recently passed the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010. This legislation authorizes the creation of a consumer financial protection bureau with broad regulatory powers over consumer credit products such as those offered by the Company. The Company cannot currently predict how, when or if the Bureau will impose additional regulations that could affect the credit products offered by the Company.
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

Item 4.      Controls and Procedures
          Under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, management of the Company has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the “Exchange Act”) as of June 30, 2010 (the “Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective (i) to ensure that information required to be disclosed in reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms; and (ii) to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.
          There was no change in the Company’s internal control over financial reporting during the quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
PART II. OTHER INFORMATION
Item 1.      Legal Proceedings
          See Note 7 of Notes to Consolidated Financial Statements.
Item 1A. Risk Factors
          Except as set forth below, there have been no material changes from the Risk Factors described in Part 1 “Item 1A. Risk Factors” of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.
Risks Related to the Company’s Business and Industry
Adverse changes in laws or regulations affecting the Company’s consumer loan services could negatively impact the Company’s operations.
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
          In particular, short-term consumer loans have come under increased regulatory scrutiny in the United States in recent years that has resulted in increasingly restrictive regulations and legislation that makes offering such loans less profitable or unattractive to the Company. Regulations adopted by some states require that all borrowers of certain short-term loan products be listed on a database and limit the number of such loans a borrower may have outstanding. Other regulations adversely impact the availability of the Company’s short-term loan products to active duty military personnel. Legislative or regulatory activities may also limit the amount of interest and fees to levels that do not permit the offering of short-term loans to be feasible or may limit the number of short-term loans that customers may receive or have outstanding.
          Certain consumer advocacy groups and federal and state legislators have also asserted that laws and regulations should be tightened so as to severely limit, if not eliminate, the availability of certain short-term products to consumers, despite the significant demand for it. In particular, both the executive and legislative branches of the federal government have recently exhibited an increasing interest in debating legislation that could further regulate short-term consumer loan products. The U.S. Congress has debated, and may in the future debate, proposed legislation that could, among other things, place a cap on the effective annual percentage rate on consumer loan transactions (which could encompass both the Company’s consumer loan and pawn businesses), place a cap on the dollar amount of fees that may be charged for short-term loans, ban rollovers (payment of a fee to extend the term of a short-term loan), require the Company to offer an extended payment plan, allow for minimal origination fees for advances, limit refinancings and the rates to be charged for refinancings and require short-term lenders to be bonded.
          In addition, the United States Congress recently passed the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010. This legislation authorizes the creation of a consumer financial protection bureau with broad regulatory powers over consumer credit products such as those offered by the Company. The Company cannot currently predict how, when or if the Bureau will impose additional regulations that could affect the credit products offered by the Company. However, if the Bureau were to promulgate regulations that adversely impact the credit products offered by the Company, such regulations could have a material adverse effect on the Company’s business, prospects, results of operations and financial condition.
          The Company is currently following legislative and regulatory developments in individual states where it does business. For example, recent legislative changes in Arizona, Maryland, Wisconsin, Colorado and Illinois impact the consumer loan products the Company has historically offered in those States. These changes will have the effect of eliminating the consumer loan product in the State of Arizona and changing the parameters upon which the Company will offer consumer loans to consumers in the other States mentioned above – potentially reducing the profitability and the volume of the consumer loans the Company offers to customers in these other States. In addition, the Company is closely monitoring legislative and regulatory developments in other States where it does business.
          The Company cannot currently assess the likelihood of any future unfavorable federal or state legislation or regulations being proposed or enacted. Also, there can be no assurance that additional legislative or regulatory initiatives will not be enacted which would severely restrict, prohibit or eliminate the Company’s ability to offer a short-term loan product. Any federal or state legislative or regulatory action that severely restricts, by imposing a national annual percentage rate limit on consumer loan transactions or otherwise prohibits, or places restrictions on, consumer loans and similar services, if enacted, could have a material adverse impact on the Company’s business, prospects, results of operations and financial condition and could impair the Company’s ability to continue current operations.
          In addition to state and federal laws and regulations, the Company’s business is subject to various local rules and regulations such as local zoning regulation and permit licensing. Local jurisdictions’ efforts to restrict pawnshop operations and short-term lending through the use of local zoning and permitting laws have been on the increase. Actions taken in the future by local governing bodies to require special use permits for, or impose other restrictions on pawn lending locations or short-term lenders could have a material adverse effect on the Company’s business, results of operations and financial condition.

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds
          The following table provides the information with respect to purchases made by the Company of shares of its common stock, par value $0.10, during each of the months in the first six months of 2010:

			Total Number of	Maximum Number
	Total Number	Average	Shares Purchased as	of Shares that May
	of Shares	Price Paid	Part of Publicly	Yet Be Purchased
Period	Purchased (1)	Per Share	Announced Plan (2)	Under the Plan (2)

January 1 to January 31	1,493	$36.19	-	860,524
February 1 to February 28	13,242	$37.59	-	860,524
March 1 to March 31	47,863	$39.65	40,000	820,524
April 1 to April 30 (3)	-	-	-	820,524
May 1 to May 31	155,478	$36.03	155,100	665,424
June 1 to June 30	-	-	-	665,424

Total	218,076	$36.92	195,100

(1)	Includes shares purchased on the open market relating to compensation deferred by a director under the 2004 Long-Term Incentive Plan, as amended, and dividends reinvested in shares of the Company’s common stock in the Company’s Non-Qualified Savings Plan of 286, 30, 31 and 378 shares for the month of January, February, March and May, respectively, and shares withheld from employees as partial tax payments for shares issued under stock-based compensation plans of 1,207, 13,212, and 7,832 shares for the months of January, February and March, respectively.

(2)	On October 24, 2007, the Board of Directors authorized the Company’s repurchase of up to a total of 1,500,000 shares of its common stock.
Item 3.      Defaults Upon Senior Securities
          None.
Item 4.      (Removed and Reserved)
Item 5.      Other Information
          None.

Item 6. Exhibits

Incorporated by Reference

					Filing	Filed
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Date	Herewith

10.1	Form of 2010 Restricted Stock Unit Award Agreement for Directors under the First Amended and Restated Cash America International, Inc. 2004 Long-Term Incentive Plan, as amended					X
31.1	Certification of Chief Executive Officer					X
31.2	Certification of Chief Financial Officer					X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS**	XBRL Instance Document					X*
101.SCH**	XBRL Taxonomy Extension Schema Document					X*
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document					X*
101.LAB**	XBRL Taxonomy Label Linkbase Document					X*
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document					X*
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document					X*

* Submitted electronically herewith.
** Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at June 30, 2010, June 30, 2009 and December 31, 2009, (ii) Consolidated Statements of Income for the three and six months ended June 30, 2010 and June 30, 2009 (iii) Consolidated Statements of Equity at June 30, 2010 and June 30, 2009; (iv) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2010 and June 30, 2009 (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2010 and June 30, 2009; and (vi) Notes to Consolidated Financial Statements (tagged as a block of text).

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 23, 2010	CASH AMERICA INTERNATIONAL, INC.

	By:	/s/ Thomas A. Bessant, Jr.
Thomas A. Bessant, Jr.
Executive Vice President and Chief Financial Officer (On behalf of the Registrant and as Principal Financial Officer)

EXHIBIT INDEX

Incorporated by Reference

					Filing	Filed
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Date	Herewith

10.1	Form of 2010 Restricted Stock Unit Award Agreement for Directors under the First Amended and Restated Cash America International, Inc. 2004 Long-Term Incentive Plan, as amended					X
31.1	Certification of Chief Executive Officer					X
31.2	Certification of Chief Financial Officer					X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS**	XBRL Instance Document					X*
101.SCH**	XBRL Taxonomy Extension Schema Document					X*
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document					X*
101.LAB**	XBRL Taxonomy Label Linkbase Document					X*
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document					X*
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document					X*

* Submitted electronically herewith.
** Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at June 30, 2010, June 30, 2009 and December 31, 2009, (ii) Consolidated Statements of Income for the three and six months ended June 30, 2010 and June 30, 2009 (iii) Consolidated Statements of Equity at June 30, 2010 and June 30, 2009; (iv) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2010 and June 30, 2009 (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2010 and June 30, 2009; and (vi) Notes to Consolidated Financial Statements (tagged as a block of text).