Form 10-Q
period 2010-09-30
CASH AMERICA INTERNATIONAL INC
filed 2010-10-21
CIK 807884

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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
     29,574,690 of the Registrants’ common shares, $.10 par value, were issued and outstanding as of October 15, 2010.

CASH AMERICA INTERNATIONAL, INC.

CAUTIONARY NOTE CONCERNING FACTORS THAT MAY AFFECT FUTURE RESULTS
     This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. You should not place undue reliance on these statements. These forward-looking statements give current expectations or forecasts of future events and reflect the views and assumptions of senior management of Cash America International, Inc. (the “Company”) with respect to the business, financial condition and prospects of the Company. When used in this report, terms such as “believes,” “estimates,” “should,” “could,” “would,” “plans,” “expects,” “anticipates,” “may,” “forecast,” “project” and similar expressions or variations as they relate to the Company or its management are intended to identify forward-looking statements. Forward-looking statements address matters that involve risks and uncertainties that are beyond the ability of the Company to control and, in some cases, predict. Accordingly, there are or will be important factors that could cause our actual results to differ materially from those indicated in these statements. Key factors that could cause the Company’s actual financial results, performance or condition to differ from the expectations expressed or implied in such forward-looking statements include, but are not limited to, the following:
•	changes in pawn, consumer credit, tax and other laws and government rules and regulations applicable to the Company’s business,

•	changes in demand for the Company’s services,

•	the continued acceptance of the online channel by the Company’s online loan customers,

•	the actions of third parties who provide, acquire or offer products and services to, from or for the Company,

•	fluctuations in the price of gold,

•	changes in competition,

•	the ability of the Company to open new locations in accordance with its plans,

•	changes in economic conditions,

•	real estate market fluctuations,

•	interest rate fluctuations,

•	changes in foreign currency exchange rates,

•	changes in the capital markets,

•	the ability to successfully integrate newly acquired businesses into the Company’s operations,

•	the loss of services of any of the Company’s executive officers,

•	the effect of any current or future litigation proceedings on the Company,

•	acts of God, war or terrorism, pandemics and other events,

•	the effect of any of such changes on the Company’s business or the markets in which the Company operates, and

•	other risks and uncertainties described in this report or from time to time in the Company’s filings with the Securities and Exchange Commission (the “SEC”).
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(Unaudited)

	September 30,		December 31,
	2010	2009	2009
Assets
Current assets:
Cash and cash equivalents	$52,427	$28,532	$46,004
Pawn loans	196,278	190,478	188,312
Consumer loans, net	129,480	93,472	108,789
Merchandise held for disposition, net	120,244	116,890	113,824
Pawn loan fees and service charges receivable	37,593	36,228	36,544
Prepaid expenses and other assets	48,066	21,155	32,129
Deferred tax assets	28,872	23,894	21,536

Total current assets	612,960	510,649	547,138
Property and equipment, net	203,409	188,363	193,737
Goodwill	515,345	493,384	493,492
Intangible assets, net	24,939	28,787	27,793
Other assets	6,897	7,829	7,495

Total assets	$1,363,550	$1,229,012	$1,269,655

Liabilities and Equity
Current liabilities:
Accounts payable and accrued expenses	$94,543	$73,804	$87,368
Accrued supplemental acquisition payment	—	—	2,291
Customer deposits	9,619	9,547	8,837
Income taxes currently payable	8,746	5,258	8,699
Current portion of long-term debt	25,493	17,512	25,493

Total current liabilities	138,401	106,121	132,688
Deferred tax liabilities	50,156	40,103	42,590
Noncurrent income tax payable	2,275	4,051	2,009
Other liabilities	9,005	3,929	5,479
Long-term debt	405,233	429,096	403,690

Total liabilities	$605,070	$583,300	$586,456

Equity:
Cash America International, Inc. equity:
Common stock, $0.10 par value per share, 80,000,000 shares authorized, 30,235,164 shares issued	3,024	3,024	3,024
Additional paid-in capital	165,473	166,278	166,761
Retained earnings	610,545	500,150	532,805
Accumulated other comprehensive income (loss)	6,433	(1,607)	1,181
Treasury shares, at cost (1,060,326 shares, 965,371 shares and 933,082 shares at September 30, 2010 and 2009, and at December 31, 2009, respectively)	(33,097)	(27,759)	(26,836)

Total Cash America International, Inc. stockholders’ equity	752,378	640,086	676,935
Noncontrolling interest	6,102	5,626	6,264

Total equity	758,480	645,712	683,199

Total liabilities and equity	$1,363,550	$1,229,012	$1,269,655

See notes to consolidated financial statements.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Revenue
Pawn loan fees and service charges	$63,968	$59,920	$181,756	$167,159
Proceeds from disposition of merchandise	116,998	114,786	372,731	354,719
Consumer loan fees	134,869	98,209	359,176	263,119
Other	3,525	3,209	10,840	11,599

Total Revenue	319,360	276,124	924,503	796,596

Cost of Revenue
Disposed merchandise	73,796	75,542	234,158	229,578

Net Revenue	245,564	200,582	690,345	567,018

Expenses
Operations	105,809	89,368	304,259	261,284
Consumer loan loss provision	51,136	37,690	129,963	91,642
Administration	27,838	21,875	78,832	66,031
Depreciation and amortization	10,422	10,219	31,355	30,953

Total Expenses	195,205	159,152	544,409	449,910

Income from Operations	50,359	41,430	145,936	117,108
Interest expense	(5,647)	(5,436)	(16,510)	(15,591)
Interest income	161	7	320	26
Foreign currency transaction gain (loss)	74	(150)	(100)	(19)
Equity in loss of unconsolidated subsidiary	(61)	—	(61)	—

Income before Income Taxes	44,886	35,851	129,585	101,524
Provision for income taxes	17,408	13,103	49,145	37,732

Net Income	27,478	22,748	80,440	63,792
Net loss (income) attributable to the noncontrolling interest	430	(270)	390	(797)

Net Income Attributable to Cash America International, Inc.	$27,908	$22,478	$80,830	$62,995

Earnings Per Share:
Net Income attributable to Cash America International, Inc. common stockholders:
Basic	$0.95	$0.76	$2.73	$2.12
Diluted	$0.90	$0.73	$2.56	$2.06
Weighted average common shares outstanding:
Basic	29,462	29,702	29,601	29,757
Diluted	31,038	30,698	31,598	30,524
Dividends declared per common share	$0.035	$0.035	$0.105	$0.105
See notes to consolidated financial statements.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(in thousands, except per share data)
(Unaudited)

	September 30,
	2010		2009
	Shares	Amounts	Shares	Amounts
Common stock

Balance at end of period	30,235,164	$3,024	30,235,164	$3,024

Additional paid-in capital
Balance at beginning of year		166,761		160,007
Shares issued under stock based plans		(6,279)		(6,019)
Stock-based compensation expense		2,856		2,351
Income tax benefit from stock based compensation		2,135		517
Issuance of convertible debt		—		9,422

Balance at end of period		165,473		166,278

Retained earnings
Balance at beginning of year		532,805		440,252
Net income attributable to Cash America International, Inc.		80,830		62,995
Dividends paid		(3,090)		(3,097)

Balance at end of period		610,545		500,150

Accumulated other comprehensive income
Balance at beginning of year		1,181		(3,964)
Unrealized derivatives (loss) gain, net of tax		(114)		31
Foreign currency translation gain, net of tax		3,529		2,326
Marketable securities unrealized gain, net of tax		1,837		—

Balance at end of period		6,433		(1,607)

Treasury shares, at cost
Balance at beginning of year	(933,082)	(26,836)	(818,772)	(24,278)
Purchases of treasury shares	(409,565)	(14,503)	(392,852)	(10,543)
Shares issued under stock based plans	282,321	8,242	246,253	7,062

Balance at end of period	(1,060,326)	(33,097)	(965,371)	(27,759)

Total Cash America International, Inc. stockholders’ equity		752,378		640,086

Noncontrolling interests
Balance at beginning of year		6,264		4,694
(Loss) income attributable to noncontrolling interests		(390)		797
Foreign currency translation gain, net of tax		228		135

Balance at end of period		6,102		5,626

Total equity		$758,480		$645,712

See notes to consolidated financial statements.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Net income	$27,478	$22,748	$80,440	$63,792
Other comprehensive gain (loss), net of tax:
Unrealized derivatives gain (loss)(1)	4	(30)	(114)	31
Foreign currency translation gain (loss)(2)	4,464	(2,318)	3,757	2,461

Marketable securities unrealized gain (3)	344	—	1,837	—

Total other comprehensive gain (loss), net of tax	4,812	(2,348)	5,480	2,492

Comprehensive income	$32,290	$20,400	$85,920	$66,284
Net loss (income) income attributable to the noncontrolling interest	430	(270)	390	(797)
Foreign currency translation (gain) loss, net of tax, attributable to the noncontrolling interest	(164)	133	(228)	(135)

Comprehensive loss (income) attributable to the noncontrolling interest	266	(137)	162	(932)

Comprehensive Income attributable to Cash America International, Inc.	$32,556	$20,263	$86,082	$65,352

(1)	Net of tax(provision)/benefit of $(2) and $24 for the three months ended September 30, 2010 and 2009 respectively, and $61 and $(9) for the nine months ended September 30, 2010 and 2009.

(2)	Net of tax (provision)/benefit of $(607) and $89 for the three months ended September 30, 2010 and 2009 respectively, and $(51) and $(153) for the nine months ended September 30, 2010 and 2009.

(3)	Net of tax provision of $186 and $990 for the three and nine months ended September 30, 2010.
See notes to consolidated financial statements.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2010	2009
Cash Flows from Operating Activities
Net Income	$80,440	$63,792
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	31,355	30,953
Amortization of discount on convertible debt	2,485	1,155
Consumer loan loss provision	129,963	91,642
Stock-based compensation	2,856	2,351
Deferred income taxes, net	(651)	6,146
Other	257	820
Changes in operating assets and liabilities
Merchandise held for disposition	(33,726)	(12,530)
Pawn loan fees and service charges receivable	(873)	(3,110)
Finance and service charges on consumer loans	(3,392)	(1,628)
Prepaid expenses and other assets	(6,918)	(7,103)
Accounts payable and accrued expenses	10,657	(3,787)
Excess income tax benefit from stock-based compensation	(2,135)	(517)
Current income taxes	2,272	8,381
Other operating assets and liabilities	960	1,640

Net cash provided by operating activities	213,550	178,205

Cash Flows from Investing Activities
Pawn loans made	(468,609)	(459,391)
Pawn loans repaid	289,487	262,448
Principal recovered through dispositions of forfeited pawn loans	199,999	180,833
Consumer loans made or purchased	(1,204,255)	(882,408)
Consumer loans repaid	1,056,838	783,453
Acquisitions, net of cash acquired	(23,012)	(42,481)
Purchases of property and equipment	(37,466)	(29,418)
Investments in marketable securities	(5,652)	—
Other investing activities	(120)	517

Net cash used in investing activities	(192,790)	(186,447)

Cash Flows from Financing Activities
Net repayments under bank lines of credit	(16,304)	(74,622)
Issuance of long-term debt	25,000	115,000
Net proceeds from re-issuance of treasury shares	1,963	1,043
Loan costs paid	(290)	(3,943)
Payments on notes payable and other obligations	(9,121)	(18,500)
Excess income tax benefit from stock-based compensation	2,135	517
Treasury shares purchased	(14,503)	(10,543)
Dividends paid	(3,090)	(3,097)

Net cash (used in) provided by financing activities	(14,210)	5,855

Effect of exchange rates on cash	(127)	914

Net increase (decrease) in cash and cash equivalents	6,423	(1,473)
Cash and cash equivalents at beginning of year	46,004	30,005

Cash and cash equivalents at end of period	$52,427	28,532

Supplemental Disclosures
Non-cash investing and financing activities
Pawn loans forfeited and transferred to merchandise held for disposition	$172,422	$175,700
Pawn loans renewed	$89,391	$81,510
Consumer loans renewed	$298,734	$246,996
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
     The financial statements as of September 30, 2010 and 2009 and for the three- and nine-month periods then ended are unaudited but, in management’s opinion, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for such interim periods. Operating results for the three- and nine-month periods are not necessarily indicative of the results that may be expected for the full fiscal year.
     As more fully described in Note 6, in the second quarter of 2010 the Company realigned its operating segments. Certain amounts in the consolidated financial statements for the three and nine months ended September 30, 2009 have been reclassified to conform to the presentation format adopted in the second quarter of 2010. These reclassifications have no impact on consolidated results previously reported.
     The Company has a contractual relationship with a third-party entity, Huminal, S.A. de C.V., a Mexican sociedad anónima de capital variable (“Huminal”), to compensate and maintain the labor force of its Mexico pawn operations, of which the Company is a majority owner due to the December 16, 2008 acquisition (the “Prenda Fácil acquisition”) by the Company of 80% of the outstanding stock of Creazione Estilo, S.A. de C.V., SOFOM, E.N.R., a Mexican sociedad anónima de capital variable, sociedad financiera de objeto múltiple, entidad no regulada, operating under the name “Prenda Fácil” (referred to as “Prenda Fácil”). The Company has no ownership interest in Huminal; however, Prenda Fácil qualifies as the primary beneficiary of Huminal in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“Codification” or “ASC”) 810-10-50, Variable Interest Entities. Therefore, the results and balances of Huminal are allocated to net income attributable to noncontrolling interests.
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
Revenue Recognition
     Pawn Lending - Pawn loans are short term loans made on the pledge of tangible personal property. Pawn loan fees and service charges revenue are accrued ratably over the term of the loan (generally 30 days) for the portion of those pawn loans deemed collectible. Pawn loans written during each calendar month are aggregated and tracked for performance. The gathering of this empirical data allows the Company to analyze the

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
characteristics of its outstanding pawn loan portfolio and assess the collectability of the principal balance in addition to pawn loan fees and service charges.
     For loans that are not redeemed, the carrying value of the underlying collateral is stated at the lower of cost or market. With respect to the Company’s domestic pawn operations, collateral underlying unredeemed pawn loans is reflected in “Merchandise held for disposition” on the Company’s consolidated balance sheet. With respect to the Company’s foreign pawn operations, collateral underlying unredeemed pawn loans is not owned by the Company and is held in “Prepaid expenses and other assets” until sold. Revenue is recognized at the time the collateral is sold. If the proceeds exceed the outstanding loan balance, the Company recognizes as revenue the accrued pawn loan fees and service charges, as well as other fees and expenses incurred in relation to the non-payment and sale of the loan collateral on behalf of the customer. If the proceeds from the disposition of the collateral are less than the outstanding loan balance, a loss is recorded for the difference at the time the collateral is sold. Interim customer payments for layaway sales are recorded as customer deposits and subsequently recognized as revenue during the period in which the final payment is received.
     Consumer Loans - The Company offers short-term unsecured loan products referred to as “consumer loans” (formerly referred to as cash advances) and arranges for customers to obtain consumer loans from independent third-party lenders through many of its retail services locations and over the internet. Consumer loan fees include revenue from the loan portfolio owned by the Company and fees paid to the Company for arranging or processing loans from independent third-party lenders for customers through the CSO program (as defined below) and through the Company’s micro line of credit (or “MLOC”) services channel (formerly referred to as the Company’s card services business). Consumer loan fees also include fees generated from the Company’s MLOC services channel and revenues from a longer-term installment loan product offered by the Company that typically has an average term of four to 24 months. Although consumer loan transactions may take the form of loans, deferred check deposit transactions, credit services transactions, or the processing of, and the participation in receivables originated by, a third-party lender’s MLOC product, the transactions are referred to throughout this discussion as “consumer loans” for convenience.
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
     As of September 30, 2010, $222.5 million of combined gross consumer loans were outstanding, including $47.4 million of active consumer loans owned by third-party lenders that were guaranteed by the Company.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
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
Goodwill and Other Intangible Assets
     In accordance with ASC 350-20-35, Goodwill – Subsequent Measurement and ASC 350-30-35, Intangibles — Goodwill and Other — Subsequent Measurement, the Company performs an impairment review of goodwill and intangible assets with an indefinite life at least annually. This review is performed for each reporting unit as of June 30. The Company realigned its reportable segments in the second quarter of 2010. The Company completed its June 2010 test both before and after the realignment of its reportable segments and determined that there was no evidence of impairment of goodwill or other indefinite lived intangible assets. As a result, the Company allocated a portion of the goodwill relating to its previously reported cash advance segment to the retail services segment based on the relative fair values of those reporting units. See Note 6.
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

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
Recent Accounting Pronouncements
     In July 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses (“ASU 2010-20”). ASU 2010-20 will expand the existing disclosure requirements surrounding the Company’s pawn and consumer loans and the allowance for loan losses. The objectives of the enhanced disclosures are to provide information that will enable readers of financial statements to understand the nature of credit risk in these loans and how that risk is analyzed in determining the related allowance for loan losses. The new disclosures are required for interim and annual reporting periods ending on or after December 15, 2010. The Company does not anticipate the adoption of ASU 2010-20 will have a material effect on its financial position or results of operations.
     In January 2010, FASB issued ASU 2010-06, Fair Value Measurements and Disclosures (“ASU 2010-06”), which updates ASC 820-10-20, Fair Value Measurements and Disclosures. ASU 2010-06 requires new disclosures for fair value measurements and provides clarification for existing disclosure requirements. More specifically, ASU 2010-06 requires (a) an entity to disclose separately the amounts of significant transfers in and out of Level 1 and 2 fair value measurements from one measurement date to another and to describe the reasons for the transfers and (b) information about purchases, sales, issuances and settlements to be presented separately (i.e., the activity must be presented on a gross basis rather than net) in the reconciliation for fair value measurements using significant unobservable inputs (Level 3 inputs). ASU 2010-06 clarifies existing disclosure requirements for the level of disaggregation used for classes of assets and liabilities measured at fair value and requires disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring Level 2 and Level 3 fair value measurements. The Company adopted ASU 2010-06 as of January 1, 2010, and the adoption did not have a material effect on the Company’s financial position or results of operations.
     In December 2009, FASB issued ASU 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities (“ASU 2009-17”), which updates ASC 810-10, Consolidations. ASU 2009-17 clarifies the definition of a variable interest entity and updates the definition of the primary beneficiary of a variable interest entity. The Company adopted ASU 2009-17 as of January 1, 2010, and the adoption did not have a material effect on the Company’s financial position or results of operations.
2. Acquisitions
Prenda Fácil
     Pursuant to its business strategy of expanding storefront operations for the pawn business in the United States and Latin America, the Company, through its wholly-owned subsidiary, Cash America of Mexico, Inc., completed the Prenda Fácil acquisition in December 2008. The Company paid an aggregate initial consideration of $90.5 million, net of cash acquired, of which $82.6 million was paid in cash, including acquisition costs of approximately $3.6 million. The remainder of the initial consideration was paid in the form of 391,236 shares of the Company’s common stock with a fair value of $7.9 million as of the closing date. The Company also agreed to pay a supplemental earn-out payment in an amount based on a five times multiple of the consolidated earnings of Prenda Fácil’s business as specifically defined in the Stock Purchase Agreement (generally Prenda Fácil’s earnings before interest, income taxes, depreciation and amortization expenses) for the twelve-month period ending June 30, 2011, reduced by amounts previously paid. If the calculation of the supplemental payment produces an amount that is zero or less, there would be no supplemental payment. Any earned supplemental payment is expected to be paid in cash on or before August 15, 2011 and will be accounted for as goodwill. As of September 30, 2010, no supplemental payment has been accrued with respect to the June 30, 2011 determination date. The Company paid post-closing acquisition costs of $0.3 million, resulting in a total of $82.9 million paid in cash for

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
the acquisition, net of cash acquired. As further described in Note 6, the activities of Prenda Fácil are included in the results of the Company’s retail services segment.
Primary Innovations, LLC
     Pursuant to its business strategy of expanding its product offerings and offering new credit alternatives, the Company, through its wholly-owned subsidiary, Primary Cash Holdings, LLC (now known as Primary Innovations, LLC, or “Primary Innovations”), on July 23, 2008, purchased substantially all the assets of Primary Business Services, Inc., Primary Finance, Inc., Primary Processing, Inc. and Primary Members Insurance Services, Inc. (collectively, “PBSI”), a group of companies in the business of, among other things, providing loan processing services for, and participating in receivables associated with, a bank issued MLOC made available by the bank on certain stored-value debit cards the bank issues. The Company paid approximately $5.6 million in cash, of which approximately $4.9 million was used to repay a loan that the Company had made to PBSI, and transaction costs of approximately $0.3 million. The Company also agreed to pay up to eight supplemental earn-out payments during the four-year period after the closing. Through the end of the current period, the Company has made supplemental payments of approximately $23.8 million. The amount of the February 2010 and August 2010 payments and each subsequent supplemental payment were and will be based on a multiple of 3.5 times the earnings attributable to Primary Innovations’ business, as defined in the Asset Purchase Agreement, for the twelve-month period ending on the scheduled supplemental payment measurement date, reduced by amounts previously paid. As of September 30, 2010, no additional supplemental payment has been accrued for the December 31, 2010 measurement date based on the amounts previously paid in connection with the initial purchase price and the previous supplemental payments. All of the supplemental payments associated with the earn-out will be accounted for as goodwill and will be payable in cash. The remaining supplemental payments will be calculated as described above based on measurement dates (each December 31 and June 30) through June 30, 2012, with each payment, if any, due approximately 45 days after the measurement date. The total of all payments to the sellers cannot exceed $50.0 million pursuant to the terms of the asset purchase agreement. As further described in Note 6, the activities of Primary Innovations are included in the results of the Company’s e-commerce segment.
Other
     During the first quarter of 2010, the Company acquired three domestic retail services locations for approximately $1.9 million.
     See Note 10 for a description of the Company’s acquisition of substantially all of the assets of Maxit Financial, LLC (“Maxit”) in October 2010.
3. Allowances and Accruals for Losses on Consumer Loans
     In order to manage the portfolio of consumer loans effectively, the Company utilizes a variety of underwriting criteria, monitors the performance of the portfolio and maintains either an allowance or accrual for losses on consumer loans (including fees and interest) at a level estimated to be adequate to absorb credit losses inherent in the portfolio. The portfolio includes balances outstanding from all consumer loans, including short-term single payment loans, participation interests in receivables acquired through the MLOC services channel, and multi-payment installment loans. In addition, the Company maintains an accrual for losses related to loans guaranteed under CSO programs. The allowance for losses on Company-owned consumer loans offsets the outstanding loan amounts in the consolidated balance sheets. See Note 1 for a discussion of the Company’s consumer loan products.
     The Company stratifies the outstanding combined consumer loan portfolio by age, delinquency, and stage

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
of collection when assessing the adequacy of the allowance or accrual for losses. It uses historical collection performance adjusted for recent portfolio performance trends to develop the expected loss rates used to establish either the allowance or accrual. Increases in either the allowance or accrual are recorded as a consumer loan loss provision expense in the consolidated statements of income. The Company charges off all consumer loans once they have been in default for 60 consecutive days, or sooner if deemed uncollectible. Recoveries on losses previously charged to the allowance are credited to the allowance when collected.
     The allowance deducted from the carrying value of consumer loans was $45.6 million, $24.7 million, and $27.4 million at September 30, 2010 and 2009, and December 31, 2009, respectively. The accrual for losses on consumer loan guaranty obligations was $2.8 million at both September 30, 2010 and 2009, and $2.9 million at December 31, 2009, and is included in “Accounts payable and accrued liabilities” on the Company’s consolidated balance sheet.
     The components of Company-owned consumer loans and receivables at September 30, 2010 and 2009, and December 31, 2009 were as follows (in thousands):

	Balance at
	September 30,		December 31,
	2010	2009	2009
Consumer loans and fees receivable	$129,532	$96,766	$107,765
Loans purchased under guarantees	24,338	14,946	16,821
Loans purchased under participation agreements	21,196	6,448	11,553

Company-owned consumer loans and fees receivable, gross	175,066	118,160	136,139
Less: Allowance for losses	45,586	24,688	27,350

Consumer loans and fees receivable, net	$129,480	$93,472	$108,789

     Changes in the allowance for losses for the Company-owned portfolio and the accrued loss for third-party lender-owned portfolios during the three and nine months ended September 30, 2010 and 2009 were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Allowance for losses for Company-owned consumer loans:

Balance at beginning of period	$36,723	$22,163	$27,350	$21,495
Consumer loan loss provision	51,671	36,933	130,117	90,961
Charge-offs	(48,935)	(38,749)	(131,768)	(101,890)
Recoveries	6,127	4,341	19,887	14,122

Balance at end of period	$45,586	$24,688	$45,586	$24,688

Accrual for third-party lender-owned consumer loans:

Balance at beginning of period	$3,325	$2,059	$2,944	$2,135
Increase (decrease) in loss provision	(535)	757	(154)	681

Balance at end of period	$2,790	$2,816	$2,790	$2,816

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
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
     The following table sets forth the reconciliation of numerators and denominators for the basic and diluted earnings per share computation for the three and nine months ended September 30, 2010 and 2009 (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Numerator:
Net income attributable to Cash America International, Inc.	$27,908	$22,478	$80,830	$62,995

Denominator:
Total weighted average basic shares(a)	29,462	29,702	29,601	29,757
Shares applicable to outstanding option award agreements	133	283	144	263
Shares applicable to unvested restricted stock unit award agreements	408	444	407	437
Convertible debt(b)	1,035	269	1,446	67

Total weighted average diluted shares	31,038	30,698	31,598	30,524

Net income — basic	$0.95	$0.76	$2.73	$2.12

Net income — diluted	$0.90	$0.73	$2.56	$2.06

(a)	Included in “Total weighted average basic shares” are vested restricted stock units of 196 and 248, as well as shares in the Company’s non-qualified savings plan of 34 and 42 for the three months ended September 30, 2010 and 2009, respectively, and vested restricted stock units of 190 and 258, as well as shares in the Company’s non-qualified savings plan of 33 and 46 for the nine months ended September 30, 2010 and 2009, respectively.

(b)	The shares issuable related to the Company’s 2009 Convertible Notes due 2029 have been calculated using the treasury stock method. The Company intends to settle the principal portion of the convertible debt in cash; therefore, only the shares related to the conversion spread have been included in weighted average diluted shares. See Note 5 for a discussion of the 2009 Convertible Notes due 2029.
     There were no anti-dilutive shares for the three and nine months ended September 30, 2010 and 2009.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
5. Long-Term Debt
     The Company’s long-term debt instruments and balances outstanding at September 30, 2010 and 2009, and December 31, 2009 were as follows (in thousands):

	Balance at
	September 30,		December 31,
	2010	2009	2009
USD line of credit up to $300,000 due 2012	$173,358	$199,325	$189,663
GBP line of credit up to £7,500 due 2009	—	8,392	—
6.21% senior unsecured notes due 2021	25,000	25,000	25,000
6.09% senior unsecured notes due 2016	35,000	35,000	35,000
6.12% senior unsecured notes due 2012	40,000	40,000	40,000
7.26% senior unsecured notes due 2017	25,000	—	—
Variable rate senior unsecured note due 2012	28,880	38,000	38,000
5.25% convertible senior unsecured notes due 2029	103,488	100,891	101,520

Total debt	$430,726	$446,608	$429,183
Less current portion	25,493	17,512	25,493

Total long-term debt	$405,233	$429,096	$403,690

     The Company’s $300.0 million domestic line of credit (the “USD Line of Credit”) matures in March 2012. Interest on the USD Line of Credit is charged, at the Company’s option, at either the London Interbank Offered Rate (“LIBOR”) plus a margin or at the agent’s base rate. The margin on the USD Line of Credit varies from 0.875% to 1.875% (1.125% at September 30, 2010), depending on the Company’s cash flow leverage ratios as defined in the amended agreement. The Company also pays a fee on the unused portion ranging from 0.25% to 0.30% (0.25% at September 30, 2010) based on the Company’s cash flow leverage ratios. The weighted average interest rate (including margin) on the USD Line of Credit at September 30, 2010 and 2009 and December 31, 2009 was 1.46%, 1.92% and 1.91% respectively.
     At September 30, 2010 and 2009, borrowings under the Company’s USD Line of Credit consisted of three pricing tranches with maturity dates ranging from one to 30 days. However, pursuant to the credit agreement, the Company routinely refinances these borrowings within this long-term facility. Therefore, these borrowings are reported as part of the line of credit and as long-term debt. The Company had outstanding letters of credit of $26.9 million at September 30, 2010, which are considered usage under the Company’s USD Line of Credit for purposes of determining available borrowings under that line of credit, but are excluded from the long-term debt balance in the consolidated balance sheet.
     In December 2008, the Company issued $38.0 million of senior unsecured long-term variable rate notes, due in November 2012 pursuant to a Credit Agreement dated November 21, 2008. Interest is charged, at the Company’s option, at either LIBOR plus a margin of 3.50% or at the agent’s base rate plus a margin of 3.50%. Beginning March 31, 2010, the notes became payable in quarterly installments of $3.0 million, and any outstanding principal will be due at maturity in November 2012. The notes may be prepaid at the Company’s option anytime after November 20, 2009 without penalty. The weighted average interest rate (including margin) on the $38.0 million term notes at September 30, 2010 was 3.81% and was 3.75% at both September 30, and December 31, 2009.
     On May 19, 2009, the Company completed the offering of $115.0 million aggregate principal amount of 5.25% Convertible Senior Notes due May 15, 2029 (the “2009 Convertible Notes”). The 2009 Convertible Notes

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
are senior unsecured obligations of the Company. The 2009 Convertible Notes bear interest at a rate of 5.25% per year, payable semi-annually on May 15 and November 15 of each year. The 2009 Convertible Notes will be convertible, in certain circumstances, at an initial conversion rate of 39.2157 shares per $1,000 aggregate principal amount of 2009 Convertible Notes (which is equivalent to a conversion price of approximately $25.50 per share), subject to adjustment upon the occurrence of certain events, into either, at the Company’s election: (i) shares of common stock or (ii) cash up to their principal amount and shares of its common stock with respect to the remainder, if any, of the conversion value in excess of the principal amount. The Company may not redeem the 2009 Convertible Notes prior to May 14, 2014. The Company may, at its option, redeem some or all of the 2009 Convertible Notes on or after May 15, 2014 solely for cash. Holders of the 2009 Convertible Notes will have the right to require the Company to repurchase some or all of the outstanding 2009 Convertible Notes, solely for cash, on May 15, 2014, May 15, 2019 and May 15, 2024 at a price equal to 100% of the principal amount plus any accrued and unpaid interest.
     As of September 30, 2010, the principal amount of the 2009 Convertible Notes was $115.0 million, the carrying amount was $103.5 million, and the unamortized discount was $11.5 million. As of September 30, 2010, the carrying amount of the equity component recorded as additional paid-in capital was $9.4 million, net of deferred taxes and equity issuance costs. Accumulated amortization related to the 2009 Convertible Notes was $4.4 million as of September 30, 2010. The 2009 Convertible Notes have an effective interest rate of 8.46%. The non-cash interest expense recognized in the Company’s consolidated statements of income was $0.8 million and $2.5 million for the three and nine months ended September 30, 2010, respectively, and $0.8 million and $1.2 million for the three and nine months ended September 30, 2009, respectively.
     In connection with the issuance of the 2009 Convertible Notes, the Company incurred approximately $3.9 million in issuance costs, which primarily consisted of underwriting fees, legal and other professional expenses. These costs are being amortized to interest expense over five years. The unamortized balance of these costs at September 30, 2010 is included in “Other assets” in the Company’s consolidated balance sheets.
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
     See Note 9 for a discussion of the Company’s interest rate cap agreements.
     Each of the Company’s credit facility agreements and senior unsecured notes require the Company to maintain certain financial ratios. As of September 30, 2010, the Company was in compliance with all covenants or other requirements set forth in its debt agreements.
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

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
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

	Retail Services(1)			E-Commerce(2)
	Domestic	Foreign	Total	Domestic	Foreign	Total	Consolidated
Three Months Ended September 30, 2010
Revenue
Pawn loan fees and service charges	$56,638	$7,330	$63,968	$—	$—	$—	$63,968
Proceeds from disposition of merchandise	116,998	—	116,998	—	—	—	116,998
Consumer loan fees	29,250	—	29,250	77,720	27,899	105,619	134,869
Other	3,184	65	3,249	276	—	276	3,525

Total revenue	206,070	7,395	213,465	77,996	27,899	105,895	319,360
Cost of revenue – disposed merchandise	73,796	—	73,796	—	—	—	73,796

Net revenue	132,274	7,395	139,669	77,996	27,899	105,895	245,564

Expenses
Operations	73,515	4,078	77,593	19,707	8,509	28,216	105,809
Consumer loan loss provision	4,966	—	4,966	32,433	13,737	46,170	51,136
Administration	11,189	2,132	13,321	11,732	2,785	14,517	27,838
Depreciation and amortization	7,041	1,307	8,348	2,004	70	2,074	10,422

Total expenses	96,711	7,517	104,228	65,876	25,101	90,977	195,205

Income (loss) from operations	$35,563	$(122)	$35,441	$12,120	$2,798	$14,918	$50,359

As of September 30, 2010
Total assets	$844,756	$121,271	$966,027	$343,870	$53,653	$397,523	$1,363,550
Goodwill			$305,063			$210,282	$515,345

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

	Retail Services(1)			E-Commerce(2)
	Domestic	Foreign	Total	Domestic	Foreign	Total	Consolidated
Three Months Ended September 30, 2009
Revenue
Pawn loan fees and service charges	$52,428	$7,492	$59,920	$—	$—	$—	$59,920
Proceeds from disposition of merchandise	114,786	—	114,786	—	—	—	114,786
Consumer loan fees	31,619	—	31,619	54,897	11,693	66,590	98,209
Other	2,718	195	2,913	296	—	296	3,209

Total revenue	201,551	7,687	209,238	55,193	11,693	66,886	276,124
Cost of revenue – disposed merchandise	75,542	—	75,542	—	—	—	75,542

Net revenue	126,009	7,687	133,696	55,193	11,693	66,886	200,582

Expenses
Operations	68,833	3,131	71,964	13,119	4,285	17,404	89,368
Consumer loan loss provision	7,190	—	7,190	25,007	5,493	30,500	37,690
Administration	10,590	1,879	12,469	8,549	857	9,406	21,875
Depreciation and amortization	7,352	966	8,318	1,892	9	1,901	10,219

Total expenses	93,965	5,976	99,941	48,567	10,644	59,211	159,152

Income from operations	$32,044	$1,711	$33,755	$6,626	$1,049	$7,675	$41,430

As of September 30, 2009
Total assets	$816,025	$114,039	$930,064	$278,256	$20,692	$298,948	$1,229,012
Goodwill			$297,906			$195,478	$493,384

	Retail Services(1)			E-Commerce(2)
	Domestic	Foreign	Total	Domestic	Foreign	Total	Consolidated
Nine Months Ended September 30, 2010
Revenue
Pawn loan fees and service charges	$158,580	$23,176	$181,756	$—	$—	$—	$181,756
Proceeds from disposition of merchandise	372,731	—	372,731	—	—	—	372,731
Consumer loan fees	83,576	—	83,576	207,631	67,969	275,600	359,176
Other	9,907	139	10,046	794	—	794	10,840

Total revenue	624,794	23,315	648,109	208,425	67,969	276,394	924,503
Cost of revenue – disposed merchandise	234,158	—	234,158	—	—	—	234,158

Net revenue	390,636	23,315	413,951	208,425	67,969	276,394	690,345

Expenses
Operations	219,568	12,486	232,054	50,120	22,085	72,205	304,259
Consumer loan loss provision	12,971	—	12,971	85,312	31,680	116,992	129,963
Administration	34,571	6,305	40,876	28,932	9,024	37,956	78,832
Depreciation and amortization	21,539	3,681	25,220	5,935	200	6,135	31,355

Total expenses	288,649	22,472	311,121	170,299	62,989	233,288	544,409

Income from operations	$101,987	$843	$102,830	$38,126	$4,980	$43,106	$145,936

As of September 30, 2010
Total assets	$844,756	$121,271	$966,027	$343,870	$53,653	$397,523	$1,363,550
Goodwill			$305,063			$210,282	$515,345

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

	Retail Services(1)			E-Commerce(2)
	Domestic	Foreign	Total	Domestic	Foreign	Total	Consolidated
Nine Months Ended September 30, 2009
Revenue
Pawn loan fees and service charges	$146,297	$20,862	$167,159	$—	$—	$—	$167,159
Proceeds from disposition of merchandise	354,719	—	354,719	—	—	—	354,719
Consumer loan fees	85,661	—	85,661	152,452	25,006	177,458	263,119
Other	10,374	329	10,703	896	—	896	11,599

Total revenue	597,051	21,191	618,242	153,348	25,006	178,354	796,596
Cost of revenue – disposed merchandise	229,578	—	229,578	—	—	—	229,578

Net revenue	367,473	21,191	388,664	153,348	25,006	178,354	567,018

Expenses
Operations	209,792	8,669	218,461	33,449	9,374	42,823	261,284
Consumer loan loss provision	15,632	—	15,632	63,829	12,181	76,010	91,642
Administration	35,368	4,933	40,301	23,057	2,673	25,730	66,031
Depreciation and amortization	22,760	2,697	25,457	5,469	27	5,496	30,953

Total expenses	283,552	16,299	299,851	125,804	24,255	150,059	449,910

Income from operations	$83,921	$4,892	$88,813	$27,544	$751	$28,295	$117,108

As of September 30, 2009
Total assets	$816,025	$114,039	$930,064	$278,256	$20,692	$298,948	$1,229,012
Goodwill			$297,906			$195,478	$493,384

(1)	The retail services segment is composed of the Company’s domestic and foreign storefront operations.

(2)	The e-commerce segment is composed of the Company’s online channel, which has domestic and foreign operations, and the Company’s MLOC services channel.
7. Litigation
     On August 6, 2004, James E. Strong filed a purported class action lawsuit in the State Court of Cobb County, Georgia against Georgia Cash America, Inc., Cash America International, Inc. (together with Georgia Cash America, Inc., “Cash America”), Daniel R. Feehan, and several unnamed officers, directors, owners and “stakeholders” of Cash America. The lawsuit alleges many different causes of action, among the most significant of which is that Cash America made illegal short-term loans in Georgia in violation of Georgia’s usury law, the Georgia Industrial Loan Act and Georgia’s Racketeer Influenced and Corrupt Organizations Act. Community State Bank (“CSB”) for some time made loans to Georgia residents through Cash America’s Georgia operating locations. The complaint in this lawsuit claims that Cash America was the true lender with respect to the loans made to Georgia borrowers and that CSB’s involvement in the process is “a mere subterfuge.” Based on this claim, the suit alleges that Cash America is the “de facto” lender and is illegally operating in Georgia. The complaint seeks unspecified compensatory damages, attorney’s fees, punitive damages and the trebling of any compensatory damages. A previous decision by the trial judge to strike Cash America’s affirmative defenses based on arbitration (without ruling on Cash America’s previously filed motion to compel arbitration) was upheld by the Georgia Court of Appeals, and on September 24, 2007, the Georgia Supreme Court declined to review the decision. The case was returned to the State Court of Cobb County, Georgia, where Cash America filed a motion requesting that the trial court rule on Cash America’s pending motion to compel arbitration and stay the State Court proceedings. The Court denied the motion to stay and ruled that the motion to compel arbitration was rendered moot after the Court struck Cash America’s affirmative defenses based on arbitration. The Georgia

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
Supreme Court declined to review these orders and remanded the case to the State Court of Cobb County, Georgia. On November 2, 2009, the State Court granted the plaintiff’s request to certify the case as a class action, and Cash America appealed the decision to the appellate court. On October 4, 2010 the appellate court upheld the State Court’s decision on class certification. Cash America is challenging the appellate court’s decision on the class certification issue, and accordingly filed its notice of appeal with the Georgia Supreme Court on October 8, 2010. Cash America believes that the Plaintiffs’ claims in this suit are without merit and is vigorously defending this lawsuit.
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
     On July 26, 2008, the Pennsylvania Department of Banking issued a notice announcing a “change in policy,” effective February 1, 2009. The notice concluded that out-of-state lenders such as the Company were lending “in” Pennsylvania. Accordingly, the notice purported to subject such lenders to the licensing requirements of the Pennsylvania Consumer Discount Company Act (the “CDCA”), which sets the maximum permissible interest at a level well below the interest rate the Company charges on its online consumer loans. On January 8, 2009, the Company brought suit against the Pennsylvania Department of Banking in the Pennsylvania Commonwealth Court, arguing that the notice was invalid because it was adopted in violation of applicable procedural requirements and because it conflicted with the plain language of the CDCA. As a part of these proceedings, the Pennsylvania Department of Banking filed a counterclaim against the Company seeking a declaratory judgment that the Company’s internet lending activities to Pennsylvania consumers are not authorized by Pennsylvania law, however, the Pennsylvania Department of Banking represented that it had “no intent to pursue a retroactive financial remedy” against the Company or any similarly situated lender for loans made prior to the date of the decision by the Commonwealth Court. On July 10, 2009, the Commonwealth Court issued a decision in favor of the Pennsylvania Department of Banking. On July 15, 2009, the Company filed an appeal of this decision with the Pennsylvania Supreme Court, and on October 19, 2010, the Pennsylvania Supreme Court upheld the Commonwealth Court’s decision in favor of the Pennsylvania Department of Banking. As a result of the Commonwealth Court’s initial decision, the Company ceased offering consumer loans in Pennsylvania in July 2009.
     On March 5, 2009, Peter Alfeche filed a purported class action lawsuit in the United States District Court for the Eastern District of Pennsylvania against Cash America International, Inc., Cash America Net of Nevada, LLC (“CashNet Nevada”), Cash America Net of Pennsylvania, LLC and Cash America of PA, LLC, d/b/a

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
CashNetUSA.com (collectively, “CashNetUSA”). The lawsuit alleges, among other things, that CashNetUSA’s online consumer loan lending activities in Pennsylvania were illegal and not in accordance with the Pennsylvania Loan Interest Protection Law or the licensing requirements of the CDCA. The lawsuit also seeks declaratory judgment that several of CashNetUSA’s contractual provisions, including choice of law and arbitration provisions, are not authorized by Pennsylvania law. The complaint seeks unspecified compensatory damages, attorney’s fees and the trebling of any compensatory damages. CashNetUSA filed a motion to enforce the arbitration provision located in the agreements governing the lending activities. The Court has not yet ruled on this motion. The Alfeche litigation is still at an early stage, and neither the likelihood of an unfavorable outcome nor the ultimate liability, if any, with respect to this litigation can be determined at this time. CashNetUSA believes that the Plaintiffs’ claims in this suit are without merit and will vigorously defend this lawsuit.
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
Recurring Fair Value Measurements
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

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
     The Company’s financial assets that are measured at fair value on a recurring basis as of September 30, 2010 and 2009 and December 31, 2009 are as follows (in thousands):

	September 30,	Fair Value Measurements Using
	2010	Level 1	Level 2	Level 3
Financial assets:
Interest rate contracts	$4	$—	$4	$—
Forward currency exchange contracts	42	—	42	—
Nonqualified savings plan assets	6,498	6,498	—	—
Marketable equity securities	8,480	8,480	—	—

Total	$15,024	$14,978	$46	$—

	September 30,	Fair Value Measurements Using
	2009	Level 1	Level 2	Level 3
Financial assets:
Interest rate contracts	$187	$—	$187	$—
Forward currency exchange contracts	(75)	—	(75)	—
Nonqualified savings plan assets	5,067	5,067	—	—

Total	$5,179	$5,067	$112	$—

	December 31,	Fair Value Measurements Using
	2009	Level 1	Level 2	Level 3
Financial assets:
Interest rate contracts	$143	$—	$143	$—
Forward currency exchange contracts	(88)	—	(88)	—
Nonqualified savings plan assets	5,159	5,159	—	—

Total	$5,214	$5,159	$55	$—

     The Company measures the value of its interest rate contracts and forward currency exchange contracts under Level 2 inputs as defined by ASC 820-10. For its interest rate contracts the Company relies on a mark-to-market valuation based on yield curves using observable market interest rates for the interest rate contracts. For its forward currency exchange contracts, standard valuation models are used to determine fair value. The significant inputs used in these models are derived from observable market transactions. The fair value of the nonqualified savings plan assets and marketable equity securities are measured under a Level 1 input. These assets are publicly traded equity securities for which market prices are readily observable.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
Other Fair Value Disclosures
     The carrying amounts and estimated fair values of financial instruments at September 30, 2010 and 2009 and December 31, 2009 were as follows (in thousands):

	Balance at September 30,				Balance at December 31,
	2010		2009		2009
	Carrying	Estimated	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value	Value	Fair Value
Financial assets:
Cash and cash equivalents	$52,427	$52,427	$28,532	$28,532	$46,004	$46,004
Pawn loans	196,278	196,278	190,478	190,478	188,312	188,312
Consumer loans, net	129,480	129,480	93,472	93,472	108,789	108,789
Financial liabilities:
Bank lines of credit	$173,358	$168,687	$207,717	$203,250	$189,663	$185,623
Senior unsecured notes	153,880	154,338	138,000	142,217	138,000	133,370
2009 Convertible Notes	103,488	177,963	100,891	160,425	101,520	178,825
     Cash and cash equivalents bear interest at market rates and have maturities of less than 90 days. Pawn loans have relatively short maturity periods that are generally 90 days or less. Consumer loans typically have a loan term of seven to 45 days. Since cash and cash equivalents, pawn loans and consumer loans generally have maturities of less than 90 days, their fair value approximates their carrying value. Pawn loan fee and service charge rates are determined by regulations and bear no valuation relationship to the capital markets’ interest rate movements. Generally, pawn loans may only be resold to a licensed pawnbroker.
     The fair values of the Company’s long-term debt instruments are estimated based on market values for debt issues with similar characteristics or rates currently available for debt with similar terms. The Company’s senior unsecured notes have a higher fair market value than the carrying value due to the difference in yield when compared to recent issuances of similar senior unsecured notes. The 2009 Convertible notes have a higher fair value than carrying value due to the Company’s stock price as of September 30, 2010 exceeding the applicable conversion price for the 2009 Convertible Notes, thereby increasing the value of the instrument for bondholders.
9. Derivative Instruments
     The Company periodically uses derivative instruments to manage risk from changes in market conditions that may affect the Company’s financial performance. The Company primarily uses derivative instruments to manage its primary market risks, which are interest rate risk and foreign currency exchange rate risk.
     The Company uses interest rate contracts for the purpose of managing interest rate exposure on its floating rate debt. For derivatives designated as cash flow hedges, the effective portions of changes in the estimated fair value of the derivative are reported in other comprehensive income (or “OCI”) and are subsequently reclassified into earnings when the hedged item affects earnings. The change in the estimated fair value of the ineffective portion of the hedge, if any, will be recorded as income or expense.
     On December 27, 2007, the Company entered into an interest rate cap agreement with a notional amount of $10.0 million to hedge the Company’s outstanding floating rate line of credit for a term of 24 months at a fixed rate of 4.75%. On December 3, 2008, the Company entered into an interest rate contract with a notional amount of $15.0 million to hedge the Company’s outstanding floating rate line of credit for a term of 36 months at a fixed rate

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
of 3.25%. On March 27, 2009, the Company entered into an interest rate contract with a notional amount of $15.0 million to hedge the Company’s outstanding floating rate line of credit for a term of 36 months at a fixed rate of 3.25%. These interest rate contracts have been determined to be perfectly effective cash flow hedges, pursuant to ASC 815-20-25, Derivatives and Hedging – Recognition (“ASC 815”) at inception and on an ongoing basis.
     The Company periodically uses forward currency exchange contracts and foreign debt instruments to minimize risk of foreign currency exchange rate fluctuations in the United Kingdom, Mexico and Australia. The Company’s forward currency exchange contracts are non-designated derivatives. Any gain or loss resulting from these contracts is recorded as income or loss and is included in “Foreign currency transaction gain (loss)” in the Company’s consolidated statements of income. The Company does not currently manage its exposure to risk from foreign currency exchange rate fluctuations through the use of forward currency exchange contracts in Canada. As the Company’s foreign operations continue to grow, management will continue to evaluate and implement foreign exchange rate risk management strategies.
     The fair values of the Company’s derivative instruments at September 30, 2010 and 2009 and December 31, 2009 were as follows (in thousands):

		Balance at
Assets	Balance Sheet Location	September 30, 2010		September 30, 2009		December 31, 2009
		Notional	Fair	Notional	Fair	Notional	Fair
Derivatives designated as hedges:		Amount	Value	Amount	Value	Amount	Value

Interest rate contracts	Prepaid expenses and other assets	$30,000	$4	$40,000	$187	$30,000	$143

Non-designated derivatives:

Forward currency exchange contracts	Prepaid expenses and other assets	$44,548	$42	$6,287	(75)	$8,849	$(88)

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
     The following table presents information on the effect of derivative instruments on the consolidated results of operations and other comprehensive income for the three and nine months ended September 30, 2010 and 2009 (in thousands):

	Losses Recognized in		Gains (losses) Recognized in		Gains (losses) Reclassified From
	Income		OCI		OCI into Income
	Three months ended		Three months ended		Three months ended
	September 30,		September 30,		September 30,
	2010	2009	2010	2009	2010	2009
Derivatives designated as hedges:
Interest rate contracts	$—	$—	$4	$(30)	$—	$—

Total	$—	$—	$4	$(30)	$—	$—

Non-designated derivatives:
Forward currency exchange contracts (a)	$(432)	$(15)	$—	$—	$—	$—

Total	$(432)	$(15)	$—	$—	$—	$—

	Losses Recognized in				Gains (losses) Reclassified From
	Income		Gains (losses) Recognized in OCI		OCI into Income
	Nine months ended		Nine months ended		Nine months ended
	September 30,		September 30,		September 30,
	2010	2009	2010	2009	2010	2009
Derivatives designated as hedges:
Interest rate contracts	$—	$—	$(114)	$31	$—	$—

Total	$—	$—	$(114)	$31	$—	$—

Non-designated derivatives:
Forward currency exchange contracts (a)	$(706)	$(177)	$—	$—	$—	$—

Total	$(706)	$(177)	$—	$—	$—	$—

(a)     The loss on these derivatives substantially offsets the gain on foreign intercompany balances.
10. Subsequent Events
     Pursuant to its business strategy of expanding storefront operations for the pawn business in the United States, on October 4, 2010, the Company’s wholly-owned subsidiary, Cash America, Inc. of Nevada, closed on the purchase of substantially all of the assets of Maxit. Maxit owned and operated a 39-store chain of pawn lending locations that operate in Washington and Arizona under the names “Maxit” and “Pawn X-Change.” At closing, the Company funded approximately $70.0 million for substantially all of the assets of Maxit and various adjustments and items related to the transaction per the terms of the Asset Purchase Agreement, including (a) a cash payment of $59.3 million, which was funded with borrowings under the Company’s line of credit, and (b)

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
366,097 shares of the Company’s common stock, par value $0.10 per share, issued to Maxit. The initial accounting for the acquisition has not been finalized.
     One of the components in the Company’s e-commerce segment is earnings from its MLOC services channel. The MLOC services channel has most recently generated its earnings through loan processing services the Company provided for MetaBank related to the iAdvance MLOC product the bank made available on certain stored-value debit cards the bank issues, as well as from fees generated from participation interests the Company acquired in the receivables originated by the bank in connection with the iAdvance program. MetaBank has announced that it discontinued offering its iAdvance Program as of October 13, 2010. In accordance with ASC 350-20-35-30, Intangibles –Goodwill and Other, the Company tested goodwill at the e-commerce reporting unit for impairment following this announcement and noted no impairment.
     On October 19, 2010, the Pennsylvania Supreme Court upheld the Commonwealth Court of Pennsylvania’s prior decision from July 2009 against the Company and in favor of the Pennsylvania Department of Banking. As a result of the initial decision by the Commonwealth Court, the Company ceased offering consumer loans in Pennsylvania in July 2009. See Note 7.

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
General
     The Company provides specialty financial services to individuals through retail services locations and through electronic distribution platforms known as e-commerce activities. These services include secured non-recourse loans, commonly referred to as pawn loans, consumer loans (formerly referred to as cash advances), which includes short-term single-payment loans, installment loans, credit services and services rendered in connection with the Company’s micro line of credit (or “MLOC”) services channel (formerly referred to as the Company’s card services business), check cashing services and other miscellaneous consumer financial services. Pawn loan fees and service charges revenue are generated from the Company’s pawn loan portfolio. A related activity of the pawn lending operations is the disposition of collateral from unredeemed pawn loans and the liquidation of a smaller volume of merchandise purchased directly from third-parties or from customers. Consumer loan fees are generated from the Company’s short-term loan products, from credit service fees generated from customers for arranging and guaranteeing consumer loans with independent third-party lenders through a credit services organization program (the “CSO program”) and by the Company’s MLOC services channel through which the Company provides loan processing services for a third-party bank issued MLOC on certain stored-value debit cards and purchases a participation interest in certain MLOC receivables originated by the bank.
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

Retail Services Segment
     The following table sets forth the number of domestic and foreign locations in the Company’s retail services segment offering pawn lending, consumer lending, and other services as of September 30, 2010 and 2009.

	As of September 30,
	2010			2009
	Domestic(a)(b)	Foreign(c)(d)	Total	Domestic(a)	Foreign(c)	Total

Retail services locations offering:
Both pawn and consumer lending	569	—	569	549	—	549
Pawn lending only	77	202	279	70	157	227
Consumer lending only	89	—	89	132	—	132
Other (e)	125	—	125	126	—	126

Total retail services	860	202	1,062	877	157	1,034

(a)	Includes locations that operate under the names “Cash America Pawn,” “SuperPawn,” “Cash America Payday Advance” and “Cashland.” As of September 30, 2010 and 2009, respectively, includes 426 and 433 locations that primarily engage in pawn lending activities (of which, nine and 15, respectively, are unconsolidated franchised pawn lending locations) and 143 and 116 locations that primarily engage in consumer loan activities.

(b)	Includes locations that operate in 28 states in the United States.

(c)	Includes locations that operate in central and southern Mexico under the name “Prenda Fácil” (referred to as “Prenda Fácil”), of which the Company is a majority owner.

(d)	Includes locations that operate in 21 jurisdictions in Mexico.

(e)	Includes check cashing locations operating in the United States under the name “Mr. Payroll.” This amount represents five consolidated Company-owned check cashing locations operating in one state and includes 120 unconsolidated franchised locations operating in 17 states.
E-Commerce Segment
     As of September 30, 2010, the Company’s e-commerce operating segment offered consumer loans over the internet to customers in:
•	33 states in the United States at http://www.cashnetusa.com,

•	in the United Kingdom at http://www.quickquid.co.uk,

•	in Australia at http://www.dollarsdirect.com.au, and

•	in Canada at http://www.dollarsdirect.ca.
     The e-commerce segment also includes the Company’s MLOC services channel, which processes MLOC advances on behalf of a third-party lender and had a participation interest in MLOC receivables that were outstanding in all 50 states and four other U.S. jurisdictions as of September 30, 2010.

RESULTS OF OPERATIONS
Highlights
     The Company’s financial results related to the three months ended September 30, 2010 (the “current quarter”) are summarized below.
•	Consolidated net revenue increased 22.4%, to $245.6 million, for the current quarter compared to the three months ended September 30, 2009 (the “prior year quarter”), primarily due to increased revenue from higher average consumer loan balances in the e-commerce segment and to a lesser extent, higher average pawn loan balances and higher gross profit on the disposition of merchandise in the retail services segment.

•	Consolidated operations expenses, net of consumer loan loss provision, increased 18.4%, to $105.8 million, in the current quarter compared to the prior year quarter, primarily due to increases in personnel and marketing expenses.

•	Income from operations increased 21.6%, to $50.4 million, in the current quarter compared to the prior year quarter.

•	Net income increased 24.2%, to $27.9 million, in the current quarter compared to the prior year quarter. Diluted net income per share was $0.90 in the current quarter compared to $0.73 in the prior year quarter.
Consolidated Net Revenue, Reduced by Consumer Loan Loss Provision: Consolidated net revenue, reduced by consumer loan loss provision, is composed of pawn loan fees and service charges from pawn loans plus the profit from the disposition of merchandise plus consumer loan fees, less the consumer loan loss provision plus other revenue (“loss adjusted net revenue”). This net figure becomes the income available to satisfy remaining operating and administrative expenses and is the measure management uses to evaluate top-line performance.
     The following tables show the components of loss adjusted net revenue for the three and nine months ended September 30, 2010 and 2009 (dollars in thousands):

	Three Months Ended September 30,
	Retail Services				E-Commerce				Consolidated
		% of		% of		% of		% of		% of		% of
	2010	Total	2009	Total	2010	Total	2009	Total	2010	Total	2009	Total

Pawn loan fees and service charges	$63,968	47.5%	$59,920	47.4%	$—	—%	$—	—%	$63,968	32.9%	$59,920	36.8%

Proceeds from disposition of merchandise, net of cost of revenue	43,202	32.1	39,244	31.0	—	—	—	—	43,202	22.2	39,244	24.1

Pawn related	$107,170	79.6%	$99,164	78.4%	$—	—%	$—	—%	$107,170	55.1%	$99,164	60.9%

Consumer loan fees	$29,250	21.7%	$31,619	25.0%	$105,619	176.8%	$66,590	183.0%	$134,869	69.4%	$98,209	60.3%

Less: consumer loan loss provision	4,966	3.7	7,190	5.7	46,170	77.3	30,500	83.8	51,136	26.3	37,690	23.1

Consumer loan related	$24,284	18.0%	$24,429	19.3%	$59,449	99.5%	$36,090	99.2%	$83,733	43.1%	$60,519	37.2%

Other	$3,249	2.4%	$2,913	2.3%	$276	0.5%	$296	0.8%	$3,525	1.8%	$3,209	1.9%

Loss adjusted net revenue	$134,703	100.0%	$126,506	100.0%	$59,725	100.0%	$36,386	100.0%	$194,428	100.0%	$162,892	100.0%

	Nine Months Ended September 30,
	Retail Services				E-Commerce				Consolidated
		% of		% of		% of		% of		% of		% of
	2010	Total	2009	Total	2010	Total	2009	Total	2010	Total	2009	Total

Pawn loan fees and service charges	$181,756	45.3%	$167,159	44.8%	$—	—%	$—	—%	$181,756	32.5%	$167,159	35.2%

Proceeds from disposition of merchandise, net of cost of revenue	138,573	34.6	125,141	33.6	—	—	—	—	138,573	24.7	125,141	26.3

Pawn related	$320,329	79.9%	$292,300	78.4%	$—	—%	$—	—%	$320,329	57.2%	$292,300	61.5%

Consumer loan fees	$83,576	20.8%	$85,661	23.0%	$275,600	172.9%	$177,458	173.4%	$359,176	64.1%	$263,119	55.3%

Less: consumer loan loss provision	12,971	3.2	15,632	4.2	116,992	73.4	76,010	74.3	129,963	23.2	91,642	19.2

Consumer loan related	$70,605	17.6%	$70,029	18.8%	$158,608	99.5%	$101,448	99.1%	$229,213	40.9%	$171,477	36.1%

Other	$10,046	2.5%	$10,703	2.8%	$794	0.5%	$896	0.9%	$10,840	1.9%	$11,599	2.4%

Loss adjusted net revenue	$400,980	100.0%	$373,032	100.0%	$159,402	100.0%	$102,344	100.0%	$560,382	100.0%	$475,376	100.0%

     For the current quarter, loss adjusted net revenue increased $31.5 million, or 19.4%, to $194.4 million from $162.9 million for the prior year quarter. Pawn lending activities accounted for 55.1% and 60.9% of total loss adjusted net revenue for the current quarter and prior year quarter, respectively. Pawn lending activities increased $8.0 million, to $107.2 million during the current quarter from $99.2 million in the prior year quarter, which accounted for 25.4% of the increase in loss adjusted net revenue. The increase in pawn-related contribution was primarily due to an increase in pawn loan fees and service charges that resulted from higher pawn loan yields on higher average pawn loan balances at the Company’s domestic retail services locations and an increase in gross profit on the disposition of merchandise. Consumer loan activities increased $23.2 million, to $83.7 million during the current quarter from $60.5 million in the prior year quarter, which accounted for 73.6% of the increase in loss adjusted net revenue, mainly due to an increase in consumer loan fees, net of loss provision, on more loans written from the e-commerce segment.
     For the nine-month period ended September 30, 2010 (the “current nine-month period”), loss adjusted net revenue increased $85.0 million, or 17.9%, to $560.4 million from $475.4 million for the same period in 2009 (the “prior year nine-month period”). Pawn lending activities accounted for 57.2% and 61.5% of total loss adjusted net revenue for the current nine-month period and the prior year nine-month period, respectively. Pawn lending activities increased $28.0 million, to $320.3 million during the current nine-month period from $292.3 million in the prior year nine-month period, which accounted for 33.0% of the increase in loss adjusted net revenue. The increase in pawn-related contribution was primarily due to an increase in pawn loan fees and service charges that resulted from higher pawn loan yields on higher average pawn loan balances at the Company’s domestic and foreign retail services locations and an increase in gross profit from the disposition of merchandise. Consumer loan activities increased $57.7 million, to $229.2 million during the current nine-month period from $171.5 million in the prior year nine-month period, which accounted for 67.9% of the increase in loss adjusted net revenue, mainly due to an increase in consumer loan fees, net of loss provision, on more loans written from the e-commerce segment.

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

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2010		2009		2010		2009
		Per		Per		Per		Per
	$	Share	$	Share	$	Share	$	Share
Net income attributable to Cash America International, Inc.	$27,908	$0.90	$22,478	$0.73	$80,830	$2.56	$62,995	$2.06

Adjustments:
Intangible asset amortization, net of tax	643	0.02	955	0.03	2,060	0.07	2,943	0.10
Non-cash equity-based compensation, net of tax	594	0.02	489	0.02	1,774	0.06	1,476	0.05
Convertible debt non-cash interest and issuance cost amortization, net of tax	515	0.01	501	0.02	1,543	0.04	725	0.02
Foreign exchange loss (gain), net of tax	(45)	—	95	—	62	—	12	—

Adjusted earnings	$29,615	$0.95	$24,518	$0.80	$86,269	$2.73	$68,151	$2.23

Quarter Ended September 30, 2010 Compared To Quarter Ended September 30, 2009
     Pawn Lending Activities: Pawn lending activities consist of pawn loan fees and service charges on pawn loans from the retail services segment during the period and the profit on disposition of collateral from unredeemed pawn loans, as well as the sale of merchandise acquired from customers directly or from third-parties. Routinely, the largest component of net revenue from pawn lending activities is the pawn loan fees and service charges from pawn loans, which are impacted by the trend in pawn loan balances and the yield on pawn loans during the period.
     The following table sets forth selected data related to the Company’s pawn lending activities as of and for the three months ended September 30, 2010 and 2009 (dollars in thousands except where otherwise noted):

	Three Months Ended September 30,
	2010				2009
	Domestic	Foreign		Total	Domestic	Foreign		Total
Pawn loan fees and service charges	$56,638	$7,330		$63,968	$52,428	$7,492		$59,920
Average pawn loan balance outstanding	$170,703	$21,013		$191,716	$163,412	$21,140		$184,552
Amount of pawn loans written and renewed	$181,665	$20,418		$202,083	$171,480	$29,633		$201,113
Annualized yield on pawn loans	131.6%	138.4%		132.4%	127.3%	141.0%		128.9%

Gross profit margin on disposition of merchandise	36.9%	—	(1)	36.9%	34.2%	—	(1)	34.2%

Merchandise turnover	2.6	—	(1)	2.6	2.7	—	(1)	2.7

	As of September 30,
	2010				2009
Ending pawn loan balances	$175,880	$20,398		$196,278	$168,049	$22,429		$190,478
Ending merchandise balance, net	$120,244	$—	(1)	$120,244	$116,890	$—	(1)	$116,890

(1)	With respect to the Company’s foreign pawn operations, collateral underlying unredeemed pawn loans is not owned by the Company; therefore, proceeds from disposition are recorded as pawn loan fees and service charges in the Company’s consolidated statements of operations.
     Pawn loan fees and service charges. Pawn loan balances in domestic and foreign locations at September 30, 2010 were $196.3 million, which was $5.8 million, or 3.0%, higher than at September 30, 2009. The average balance of pawn loans outstanding during the current quarter increased by $7.2 million, or 3.9%, compared to the prior year quarter, primarily due to seasonal growth in the domestic retail services segment. The Company typically experiences a seasonal increase in pawn loan balances during the second and third quarter of each year after the heavy pawn loan repayments from customer tax refund proceeds reduce pawn loan balances during the first quarter of each year.
     Pawn loan fees and service charges from pawn loans increased $4.1 million, or 6.8%, to $64.0 million in the current quarter, from $59.9 million in the prior year quarter. The increase is mainly due to higher average pawn loan balances during the current quarter, which contributed $2.4 million of the increase, and an increase in annualized yield on pawn loans, which increased pawn loan fees and service charges by $1.7 million during the current quarter.
     Annualized pawn loan yield was 132.4% in the current quarter, compared to 128.9% in the prior year quarter. The higher annualized yield is primarily a function of improved year-over-year performance of the pawn loan portfolio, as cash payments of fees and service charges on pawn loans were higher. During the current quarter, the Company experienced higher loan redemption rates, which contributed to the favorable yield comparison.

     Proceeds from disposition of merchandise. Profit from the disposition of merchandise represents the proceeds received from the disposition of merchandise in excess of the cost of disposed merchandise. Retail sales include the sale of jewelry and general merchandise direct to consumers through any of the Company’s retail services locations or over the internet. Commercial sales include the sale of refined gold, platinum and diamonds to brokers or manufacturers. The following table summarizes the proceeds from the disposition of merchandise and the related profit for the current quarter as compared to the prior year quarter (dollars in thousands):

	Three Months Ended September 30,
	2010			2009
	Retail	Commercial	Total	Retail	Commercial	Total
Proceeds from disposition	$64,578	$52,420	$116,998	$60,036	$54,750	$114,786
Gross profit on disposition	$26,203	$16,999	$43,202	$23,670	$15,574	$39,244
Gross profit margin	40.6%	32.4%	36.9%	39.4%	28.4%	34.2%
Percentage of total gross profit	60.7%	39.3%	100.0%	60.3%	39.7%	100.0%
     The total proceeds from disposition of merchandise increased $2.2 million, or 1.9%, in the current quarter compared to the prior year quarter, and the total profit from the disposition of merchandise increased $4.0 million, or 10.1%, during the current quarter compared to the prior year quarter. The overall profit margin percentage increased to 36.9% in the current quarter from 34.2% in the prior year quarter, mainly due to a higher profit margin on both retail and commercial sales and a slightly higher mix of retail sales. The consolidated merchandise turnover rate in the Company’s retail services locations decreased slightly to 2.6 times during the current quarter from 2.7 times during the prior year quarter.
     Proceeds from the disposition of merchandise in retail services locations increased $4.5 million, or 7.6%, during the current quarter compared to the prior year quarter. In addition, the profit margin on the disposition of merchandise increased slightly to 40.6% in the current quarter from 39.4% in the prior year quarter.
     Proceeds from commercial dispositions decreased $2.3 million, or 4.3%, during the current quarter compared to the prior year quarter, primarily due to lower refined gold sales volume as a result of lower forfeiture rates on the Company’s pawn loan portfolio. The profit margin on commercial sales increased to 32.4% in the current quarter from 28.4% in the prior year quarter, due to higher average market prices for gold and diamonds.
     Management expects that the profit margin on the disposition of merchandise will likely remain similar to current levels, predominantly due to the prevailing market price for gold and increased consumer demand for value-priced pre-owned general merchandise.

     The table below summarizes the age of merchandise held for disposition related to the Company’s domestic pawn operations before valuation allowance of $0.7 million as of both September 30, 2010 and 2009 (dollars in thousands).

	Balance at September 30,
	2010		2009
	Amount	%	Amount	%
Merchandise held for one year or less —
Jewelry	$77,729	64.3%	$73,108	62.2%
Other merchandise	37,215	30.7	36,014	30.6

Total merchandise held for one year or less	114,944	95.0	109,122	92.8

Merchandise held for more than one year —
Jewelry	3,033	2.5	5,207	4.4
Other merchandise	2,967	2.5	3,261	2.8

Total merchandise held for more than one year	6,000	5.0	8,468	7.2

Total merchandise held for disposition	$120,944	100.0%	$117,590	100.0%

Consumer Loan Activities: Consumer loan activities include consumer loan fees, which are partially offset by the provision for consumer loan losses from the Company’s retail services and e-commerce segments. The contribution to earnings from these activities is impacted by the volume of loans written and the magnitude of the loan loss provision, which offsets a portion of this revenue. Consumer loan fees include fees from loans funded by the Company and fees paid to the Company for arranging, guaranteeing and processing loans from independent third-party lenders through the CSO program as well fees from participation interests in certain MLOC receivables originated by a third-party lender and acquired by the Company through its MLOC services channel.
     One of the components in the Company’s e-commerce segment is earnings from its MLOC services channel. The MLOC services channel has most recently generated its earnings through loan processing services the Company provided for MetaBank related to the iAdvance MLOC product the bank made available on certain stored-value debit cards the bank issues, as well as from fees generated from participation interests the Company acquired in the receivables originated by the bank in connection with the iAdvance program. MetaBank has announced that it discontinued offering its iAdvance program as of October 13, 2010. In accordance with ASC 350-20-35-30, Intangibles —Goodwill and Other, the Company tested goodwill at the e-commerce reporting unit for impairment following this announcement and noted no impairment. The Company intends to develop new opportunities to offer its MLOC services to other parties; however, revenue related to processing, and participating in, MetaBank’s iAdvance receivables will decrease significantly during the fourth quarter of 2010 when compared to the trends during the first three quarters of 2010 due to the wind down of the iAdvance receivables portfolio. The Company’s earnings in its MLOC services program are not material to the Company’s consolidated revenues or operations and the Company does not expect MetaBank’s decision to have a material effect on its fourth quarter of 2010.
     Consumer loan fees and consumer loan loss provision. Consumer loan fees increased $36.7 million, or 37.3%, to $134.9 million in the current quarter as compared to $98.2 million in the prior year quarter. The increase in consumer loan fees is primarily due to growth in the e-commerce segment from internet lending in the United States and the United Kingdom, and to a lesser extent, the Australian and Canadian markets. In addition, consumer loan fees from the MLOC services channel increased during the current quarter, mainly due to an increase in the demand for the third-party lender’s MLOC products. These increases offset the loss of revenue from certain domestic markets in which the Company either no longer offers consumer loans or has reduced its offering. See “Regulatory Developments” for further discussion of regulatory changes affecting the Company’s consumer loan business.
     The consumer loan loss provision increased by $13.4 million, to $51.1 million in the current quarter, from $37.7 million in the prior year quarter, primarily due to higher consumer loan balances in the current quarter compared to the prior year quarter. The loss provision as a percentage of consumer loan fees decreased to 37.9% in the current quarter from 38.4% in the prior year quarter, primarily due to an improvement in charge-offs as a percentage of loans written for the current quarter, which decreased to 5.2% compared to 5.6% in the prior year quarter.
     The following table sets forth consumer loan fees by channel and segment adjusted for the deduction of the loan loss provision for the current quarter and the prior year quarter (dollars in thousands):

	Three Months Ended September 30,
	2010					2009
	Retail			Total E-		Retail			Total E-
	Services	Internet		Commerce	Total	Services	Internet		Commerce	Total
	Segment	Lending	MLOC	Segment	Company	Segment	Lending	MLOC	Segment	Company

Consumer Loan Fees	$29,250	$95,447	$10,172	$105,619	$134,869	$31,619	$63,751	$2,839	$66,590	$98,209
Loan Loss Provision	4,966	41,975	4,195	46,170	51,136	7,190	29,394	1,106	30,500	37,690

Loss Adjusted Consumer Loan Fees	$24,284	$53,472	$5,977	$59,449	$83,733	$24,429	$34,357	$1,733	$36,090	$60,519

Year over year change – $	$(145)	$19,115	$4,244	$23,359	$23,214	$(1,878)	$5,812	$1,234	$7,046	$5,168

Year over year change – %	(0.6)%	55.6%	244.9%	64.7%	38.4%	(7.1)%	20.4%	247.3%	24.3%	9.3%

     Combined consumer loan balances. In addition to reporting financial results in accordance with GAAP, the Company has provided combined consumer loans and combined consumer loans written, which are non-GAAP measures. Combined consumer loans and combined consumer loans written include (i) consumer loans written by the Company, which are GAAP measures, (ii) consumer loans written by third-party lenders through the CSO program, which are non-GAAP measures and (iii) the Company’s participation interests in consumer loans written by a third-party lender’s MLOC product, which are GAAP measures. Management believes these measures are useful in evaluating the consumer loan portfolio on an aggregate basis, including its evaluation of the loss provision for the Company-owned portfolio and third-party lender-owned portfolios that the Company guarantees.
     The outstanding combined portfolio balance of consumer loans, net of allowances for losses, increased $40.7 million, or 30.4%, to $174.1 million at September 30, 2010 from $133.4 million at September 30, 2009, primarily due to increased demand for consumer loan products in the e-commerce segment. The combined loan balance includes $175.1 million and $118.2 million at September 30, 2010 and 2009 of Company-owned consumer loan balances, respectively, before the allowance for losses of $45.6 million and $24.7 million, respectively, which has been provided in the consolidated financial statements for September 30, 2010 and 2009, respectively.

     The following table summarizes consumer loan balances outstanding as of September 30, 2010 and 2009 (dollars in thousands):

	As of September 30,
	2010			2009
		Guaranteed			Guaranteed
	Company	by the		Company	by the
	Owned (a)	Company(b)	Combined(b)	Owned (a)	Company(b)	Combined(b)

Ending consumer loan balances:
Retail Services	$46,874	$9,401	$56,275	$49,505	$11,200	$60,705
Internet Lending	104,036	37,991	142,027	62,207	31,568	93,775
MLOC	24,156	—	24,156	6,448	—	6,448

Total ending loan balance, gross	$175,066	$47,392	$222,458	$118,160	$42,768	$160,928
Less: Allowance for losses	(45,586)	(2,790)	(48,376)	(24,688)	(2,816)	(27,504)

Total ending loan balance, net	$129,480	$44,602	$174,082	$93,472	$39,952	$133,424

(a)	GAAP measure.

(b)	Non-GAAP measure.
     Consumer loans written and loss experience. The Company maintains an allowance for losses on consumer loans at a level projected to be adequate to absorb credit losses inherent in the outstanding consumer loan portfolio as well as expected losses in the third-party lender-owned portfolios that are guaranteed by the Company. The allowance is based on historical trends in portfolio performance and the status of the balance owed by the customer. The Company generally charges off all consumer loans once they have been in default for 60 consecutive days, or sooner if deemed uncollectible. Recoveries on losses previously charged to the allowance are credited to the allowance when collected.
     Combined allowance for losses as a percentage of combined consumer loans and fees receivable increased in the current quarter to 21.7% from 17.1% in the prior year quarter predominately due to the change in the mix of loans in the e-commerce segment. First time customers tend to have a higher risk of default and bad debt than customers with a history of successfully repaying loans, and the e-commerce portfolio had a higher mix of new customers in the current quarter compared to the prior year quarter. In addition, e-commerce consumer loans have historically experienced higher loss rates than retail services consumer loans, and the e-commerce portfolio comprises a higher overall percentage of the combined portfolio than the prior year.

The following table shows consumer loan information for each of the last five quarters:

	2009		2010
	Third	Fourth	First	Second	Third
	Quarter	Quarter	Quarter	Quarter	Quarter
Consumer loan balances:
Consumer loans and fees receivable, gross — Company owned(a)	118,160	136,139	124,844	152,018	175,066
Consumer loans and fees receivable, gross — Guaranteed by the Company(b)	42,768	49,862	40,999	51,013	47,392

Combined consumer loans and fees receivable, gross(b)	$160,928	$186,001	$165,843	$203,031	$222,458
Combined allowance for losses on consumer loans (a)	27,504	30,294	28,116	40,048	48,376

Combined consumer loans and fees receivable, net(b)	$133,424	$155,707	$137,727	$162,983	$174,082

Combined allowance for losses and accrued third-party lender losses as a % of combined consumer loans and fees receivable, net(b)	17.1%	16.3%	17.0%	19.7%	21.7%

(a)	GAAP measure.

(b)	Non-GAAP measure.
     The amount of combined consumer loans written increased $209.8 million, or 34.3%, to $821.1 million in the current quarter from $611.3 million in the prior year quarter mainly due to increases in demand for consumer loans in the e-commerce segment in domestic markets and the Company’s expansion into international markets. The average amount per consumer loan decreased to $413 from $431 during the current quarter over the prior year quarter, primarily due to a greater mix of the Company’s participation interest in consumer loans purchased through the MLOC services channel, which typically have a lower average amount per consumer loan.
     The following table summarizes the consumer loans written for the three months ended September 30, 2010 and 2009, respectively (dollars in thousands, except as noted):

	Three Months Ended September 30,
	2010			2009
		Guaranteed			Guaranteed
	Company	by the		Company	by the
	Owned(a)	Company(b)	Combined(b)	Owned (a)	Company(b)	Combined(b)

Amount of consumer loans written:
Retail Services	$181,651	$51,871	$233,522	$187,428	$58,553	$245,981
Internet Lending	241,075	235,806	476,881	174,492	163,446	337,938
MLOC	110,710	—	110,710	27,411	—	27,411

Total consumer loans written	$533,436	$287,677	$821,113	$389,331	$221,999	$611,330

Average amount per consumer loan:
Retail Services	$434	$578	$460	$429	$558	$454
Internet Lending	417	669	512	391	689	495
MLOC	202	—	202	141	—	141

Combined	$345	$650	$413	$361	$649	$431

(a)	GAAP measure.

(b)	Non-GAAP measure.
     The following table summarizes the consumer loan loss provision for the three months ended September 30, 2010 and 2009, respectively (dollars in thousands):

	Three Months Ended
	September 30,
	2010	2009
Consumer loan loss provision:

Loss provision on Company owned consumer loans	$51,671	$36,933
Loss provision on consumer loans guaranteed by the Company	(535)	757

Combined consumer loan loss provision	$51,136	$37,690

Charge-offs, net of recoveries	$42,808	$34,408

     Due to the short-term nature of the consumer loan product and the high velocity of loans written, seasonal trends are evidenced in quarter-to-quarter performance. In the typical business cycle, losses are lowest in the first quarter and increase throughout the year, with the final two quarters generally combining for the peak levels of loss provision expense. During the current year, losses have decreased from the second quarter to the third quarter, due to an improvement in charge-offs as a percentage of consumer loans written. The loss provision as a percentage of combined loans written remained flat at 6.2% in the current quarter and the prior year quarter and decreased slightly from the second quarter.
     The following table shows the Company’s loss experience for each of the last five quarters:

	2009		2010
	Third	Fourth	First	Second	Third
	Quarter	Quarter	Quarter	Quarter	Quarter
Consumer loans written:
Company owned(a)	$389,331	$446,856	$419,699	$470,077	$533,436
Guaranteed by the Company(b)	221,999	256,292	225,551	248,386	287,677

Combined consumer loans written	$611,330	$703,148	$645,250	$718,463	$821,113

Consumer loan loss provision as a % of combined consumer loans written (b)	6.2%	5.6%	5.3%	6.3%	6.2%
Charge-offs (net of recoveries) as a % of combined consumer loans written (b)	5.6%	5.2%	5.6%	4.6%	5.2%
Combined consumer loan loss provision as a % of consumer loan fees (a)	38.4%	36.0%	31.3%	38.8%	37.9%

(a)	GAAP measure.

(b)	Non-GAAP measure.
Operations Expenses: Total operations expense increased $16.4 million, or 18.4%, to $105.8 million in the current quarter, compared to $89.4 million in the prior year quarter. During the current quarter, operating expenses at the retail services segment increased $5.6 million, or 7.8%, to $77.6 million, when compared to the prior year quarter. The operations expenses for the e-commerce segment increased $10.8 million, or 62.1%, to $28.2 million in the current quarter compared to the prior year quarter.
     Marketing expenses increased by $8.3 million, primarily due to an increase of $7.6 million at the Company’s e-commerce segment, mainly from the online channel’s efforts to expand the Company’s customer base both domestically and internationally, as well as expenses for new product development activities. Management believes that the increase in marketing expenses contributed to the increase in consumer loans written during the quarter.
     Personnel expenses increased across both segments, including an increase of $3.4 million and $2.5 million at the retail services segment and the e-commerce segment, respectively. The increase in personnel expenses, which include wages, performance incentives and benefits, is primarily due to the addition of 45 new locations in the foreign pawn lending operations since September 30, 2009, the growth of the Company’s online channel, normal recurring salary adjustments, and higher year-over-year incentive program accruals primarily at the Company’s e-commerce segment due to higher earnings and growth in that segment.
     Occupancy expenses increased by $1.3 million, primarily at the retail services segment. The increase in occupancy expense, which includes rent, property taxes, insurance, utilities and maintenance, is primarily due to recurring rent and property tax increases, as well as higher expense associated with stores in the Company’s foreign retail services operations where additional locations were added during 2009 and 2010.
Administration Expenses: Total administration expense increased $5.9 million, or 27.3% to $27.8 million in the current quarter, compared to $21.9 million in the prior year quarter. The increase was primarily due to increased expense related to the Company’s long-term incentive plan due to higher earnings during 2010, and personnel and overhead costs at the Company’s online channel. The increase was also due, to a lesser extent, to normal recurring salary adjustments related to administrative functions.
Depreciation and Amortization: Depreciation and amortization expense as a percentage of total revenue was 3.3% in the current quarter compared to 3.7% in the prior year quarter. Total depreciation and amortization expense increased $0.2 million, or 2.0%. Management expects that the implementation of the Company’s new proprietary point-of-sale system, the development of which is expected to be substantially complete in the first half of 2011, will result in a substantial increase in depreciation expense in 2011.
Interest Expense: Interest expense increased $0.2 million, or 3.9%, to $5.6 million in the current quarter as compared to $5.4 million in the prior year quarter. The Company’s effective blended borrowing cost was 4.7% in the current quarter, up from 4.4% in the prior year quarter, mainly due to the Company’s offering of its 7.26% senior unsecured notes due 2017 (the “2017 Notes”) during the first quarter of 2010, as relatively lower cost floating rate debt was replaced by relatively higher cost fixed rate debt. During the current quarter, the average amount of debt outstanding decreased $25.1 million to $423.5 million from $448.6 million during the prior year quarter, primarily due to the net repayment of $16.3 million in the Company’s domestic line of credit in 2010. The Company incurred non-cash interest expense of $0.8 million in the current quarter from its 2009 Convertible Notes issued in May 2009 (the “2009 Convertible Notes”). See Note 5 of the Notes to Consolidated Financial Statements for further discussion of the 2009 Convertible Notes.
Income Taxes: The Company’s effective tax rate increased to 38.8% for the current quarter from 36.6% for the prior year quarter primarily due to an increase in foreign taxes related to taxes incurred at a third-party entity, Huminal, S.A. de C.V., a Mexican sociedad anónima de capital variable (“Huminal”), that compensates and maintains the labor force of Prenda Fácil. The Company has no ownership interest in Huminal. Therefore, 100% of the net income or loss related to Huminal is allocated to net income attributable to noncontrolling interests.
Noncontrolling Interest: Noncontrolling interest decreased to a loss of $0.4 million in the current quarter compared to income of $0.3 million in the prior year quarter, primarily due to an increase in foreign taxes related to taxes incurred at a third-party entity, Huminal, that compensates and maintains the labor force of Prenda Fácil. The Company has no ownership interest in Huminal. Therefore, 100% of the net income or loss related to Huminal is allocated to net income attributable to noncontrolling interests.

Nine Months Ended September 30, 2010 Compared To Nine Months Ended September 30, 2009
Pawn Lending Activities: The following table sets forth selected data related to the Company’s pawn lending activities as of and for the nine-month periods ended September 30, 2010 and 2009 (dollars in thousands except where otherwise noted):

	Nine Months Ended September 30,
	2010				2009
	Domestic	Foreign		Total	Domestic	Foreign		Total

Pawn loan fees and service charges	$158,580	$23,176		$181,756	$146,297	$20,862		$167,159
Average pawn loan balance outstanding	$157,343	$22,286		$179,629	$149,433	$18,893		$168,326
Amount of pawn loans written and renewed	$491,602	$66,398		$558,000	$467,833	$72,776		$540,609
Annualized yield on pawn loans	134.8%	139.0%		135.3%	130.9%	147.8%		132.8%
Gross profit margin on disposition of merchandise	37.2%	—	(1)	37.2%	35.3%	—	(1)	35.3%

Merchandise turnover	2.9	—	(1)	2.9	2.9	—	(1)	2.9

	As of September 30,
	2010				2009

Ending pawn loan balances	$175,880	$20,398		$196,278	$168,049	$22,429		$190,478
Ending merchandise balance, net	$120,244	$—	(1)	$120,244	$116,890	$—	(1)	$116,890

(1)	With respect to the Company’s foreign pawn operations, collateral underlying unredeemed pawn loans is not owned by the Company; therefore, proceeds from disposition are recorded as pawn loan fees and service charges in the Company’s consolidated statements of operations.
     Pawn loan fees and service charges. Pawn loan balances in domestic locations and foreign locations at September 30, 2010 were $196.3 million, which was $5.8 million, or 3.0% higher than at September 30, 2009. The average balance of pawn loans outstanding for the current nine-month period increased by $11.3 million, or 6.7%, compared to the prior year nine-month period, primarily due to growth in the number of locations offering pawn lending within the retail services segment.
     Pawn loan fees and service charges increased $14.6 million, or 8.7%, to $181.8 million in the current nine-month period from $167.2 million in the prior year nine-month period. The increase is mainly due to higher average loan balances on pawn loans, which contributed $11.2 million of the increase, and higher annualized yield on pawn loans, which contributed $3.4 million of the increase during the current nine-month period.
     Annualized pawn loan yield on pawn loans was 135.3% for the current nine-month period, compared to 132.8% in the prior year nine-month period. The higher annualized yield is a function of improved year-over-year performance of the pawn loan portfolio, as cash payments of fees and service charges on pawn loans were higher. During the current nine-month period, the Company experienced higher loan redemption rates, which resulted in a favorable yield comparison. The Company’s domestic annualized loan yield increased to 134.8% in the current nine-month period compared to 130.9% in the prior year nine-month period mainly due to improved performance in the portfolio. The foreign pawn loan yield decreased to 139.0% in the current nine-month period from 147.8% in the prior year nine-month period due to a lower yield on the liquidation of forfeited loans.

     Proceeds from disposition of merchandise. The following table summarizes the proceeds from the disposition of merchandise and the related profit for the current nine-month period as compared to the prior year nine-month period (dollars in thousands):

	Nine Months Ended September 30,
	2010			2009
	Retail	Commercial	Total	Retail	Commercial	Total
Proceeds from disposition	$214,750	$157,981	$372,731	$202,520	$152,199	$354,719
Gross profit on disposition	$86,106	$52,467	$138,573	$81,547	$43,594	$125,141
Gross profit margin	40.1%	33.2%	37.2%	40.3%	28.6%	35.3%
Percentage of total gross profit	62.1%	37.9%	100.0%	65.2%	34.8%	100.0%
     The total proceeds from disposition of merchandise increased $18.0 million, or 5.1%, during the current nine-month period from the prior year nine-month period, and the total profit from the disposition of merchandise increased $13.4 million, or 10.7%, during the current nine-month period from the prior year nine-month period, mainly due to higher proceeds and profit margin on commercial sales and higher proceeds from retail sales. The consolidated merchandise turnover rate remained flat at 2.9 times in the current nine-month period compared to the prior year nine-month period.
     Proceeds from disposition of merchandise in retail services locations, including jewelry, increased $12.2 million, or 6.0%, during the current nine-month period from the prior year nine-month period. In addition, the profit margin on the disposition of merchandise decreased slightly to 40.1% in the current nine-month period from 40.3% in the prior year nine-month period.
     Proceeds from commercial dispositions increased $5.8 million, or 3.8%, during the current nine-month period over the prior year nine-month period. The profit margin on commercial sales increased to 33.2% in the current nine-month period from 28.6% in the prior year nine-month period. Both the increases in proceeds and profit margin on commercial sales are mainly due to a higher average market price of gold and diamonds sold, which more than offset a lower volume of gold and diamonds sold during the current nine-month period compared to the prior year nine-month period.
Consumer Loan Activities: Consumer loan fees increased $96.1 million, or 36.5%, to $359.2 million in the current nine-month period, as compared to $263.1 million in the prior year nine-month period, primarily due to higher consumer loan balances in the current nine-month period compared to the prior year nine-month period. The increase in revenue from consumer loan fees is primarily due to growth in the e-commerce segment from internet lending in the United States and United Kingdom, and to a lesser extent, the Australian and Canadian markets. In addition, consumer loan fees generated by the MLOC services channel increased during the current nine-month period, mainly due to an increase in the demand for the third-party lender’s MLOC products. These increases offset the loss of revenue from certain domestic markets in which the Company either no longer offers consumer loans or has reduced its offering. See “Regulatory Developments” for further discussion of regulatory changes affecting the Company’s consumer loan business.
     Consumer loan fees and consumer loan loss provision. The consumer loan loss provision increased by $38.4 million to $130.0 million in the current nine-month period, from $91.6 million in the prior year nine-month period, primarily due to higher loan balances in the current nine-month period compared to the prior year nine-month period. The loss provision as a percentage of consumer loan fees increased to 36.2% in the current nine-month period from 34.8% in the prior year nine-month period due to a change in the mix in loans in the e-commerce segment. First-time customers tend to have a higher risk of default and bad debt than customers with a history of successfully repaying loans, and the e-commerce portfolio has a higher mix of new customers. In addition, e-commerce consumer loans have historically experienced higher loss rates than retail services consumer loans, and the e-commerce portfolio comprises a higher overall percentage of the combined portfolio than the prior year.

     The following table sets forth consumer loan fees by channel and segment adjusted for the deduction of the loan loss provision for the current nine-month period (dollars in thousands):

	Nine Months Ended September 30,
	2010					2009
	Retail			Total E-		Retail			Total E-
	Services	Internet		Commerce	Total	Services	Internet		Commerce	Total
	Segment	Lending	MLOC	Segment	Company	Segment	Lending	MLOC	Segment	Company
Consumer Loan Fees	$83,576	$249,980	$25,620	$275,600	$359,176	$85,661	$170,361	$7,097	$177,458	$263,119
Loan Loss Provision	12,971	106,124	10,868	116,992	129,963	15,632	73,065	2,945	76,010	91,642

Loss Adjusted Consumer Loan Fees	$70,605	$143,856	$14,752	$158,608	$229,213	$70,029	$97,296	$4,152	$101,448	$171,477

Year over year change — $	$576	$46,560	$10,600	$57,160	$57,736	$(14,376)	$10,407	$3,653	$14,060	$(316)
Year over year change — %	0.8%	47.9%	255.3%	56.3%	33.7%	(17.0)%	12.0%	732.1%	16.1%	(0.2)%
     Consumer loans written. The amount of combined consumer loans written increased $556.2 million, or 34.2%, to $2.18 billion in the current nine-month period from $1.63 billion in the prior year nine-month period, due to increases in demand for consumer loans in the e-commerce segment in domestic markets and due to the Company’s expansion into international markets. The average amount per consumer loan decreased to $415 from $436 during the current nine-month period over the prior year nine-month period, primarily due to a greater mix of the Company’s participation interest in consumer loans purchased through the MLOC services channel, which typically have a lower average amount per loan.
     The following table summarizes selected data related to the Company’s consumer loan activities for the current nine-month period compared to the prior year nine-month period (dollars in thousands):

	Nine Months Ended September 30,
	2010			2009
		Guaranteed			Guaranteed
	Company	by the		Company	by the
	Owned(a)	Company(b)	Combined(b)	Owned(a)	Company(b)	Combined(b)

Amount of consumer loans written:
Retail Services	$511,026	$148,088	$659,114	$503,940	$160,298	$664,238
Internet Lending	634,578	613,526	1,248,104	510,038	385,799	895,837
MLOC	277,608	—	277,608	68,510	—	68,510

Total consumer loans written	$1,423,212	$761,614	$2,184,826	$1,082,488	$546,097	$1,628,585

Average amount per consumer loan:
Retail Services	$436	$575	$461	$430	$558	$455
Internet Lending	412	680	511	402	714	495
MLOC	199	—	199	147	—	147

Combined	$346	$657	$415	$372	$660	$436

(a)	GAAP measure.

(b)	Non-GAAP measure. See “Quarter Ended September 30, 2010 Compared to Quarter Ended September 30, 2009 – Consumer Loan Activities – Consumer loan fees and loan loss provision” section above for a discussion of the Company’s use of non-GAAP measures with respect to combined consumer loans.
     The following table summarizes the consumer loan loss provision for the nine months ended September 30, 2010 and 2009, respectively (dollars in thousands):

	Nine Months Ended
	September 30,
	2010	2009

Consumer loan loss provision:
Loss provision on Company owned consumer loans	$130,117	$90,961
Loss provision on consumer loans guaranteed by the Company	(154)	681

Combined consumer loan loss provision	$129,963	$91,642

Charge-offs, net of recoveries	$111,881	$87,768
Combined consumer loan loss provision as a % of combined consumer loans written (a)	5.9%	5.6%
Charge-offs (net of recoveries) as a % of combined consumer loans written (a)	5.1%	5.4%

(a)	Non-GAAP measure.

     Operations Expenses: Total operations expense increased $43.0 million, or 16.4% to $304.3 million in the current nine-month period, compared to $261.3 million in the prior year nine-month period. Operations expense at the retail services segment increased $13.6 million, or 6.2%, to $232.1 million during the current nine-month period, when compared to the prior year nine-month period. Operations expenses for the e-commerce segment increased $29.4 million, or 68.6% to $72.2 million in the current nine-month period compared to the prior year nine-month period.
     Marketing expense increased by $19.9 million, primarily due to a $22.0 million increase in marketing expenses in the Company’s e-commerce segment, mainly from the online channel’s efforts to expand the Company’s customer base both domestically and internationally, as well as expenses for new product development activities. Management believes that the increase in marketing expenses contributed to the increase in consumer loans written during the current nine-month period.
     Personnel expenses increased across both segments, including an increase of $10.2 million and $5.6 million at the retail services segment and the e-commerce segment, respectively. The increase in personnel expenses, which include wages, performance incentives and benefits, is primarily due to the addition of 45 new locations in the foreign pawn lending operations since September 30, 2009, the growth of the Company’s online channel, normal recurring salary adjustments, and incentive program accruals at the Company’s e-commerce segment resulting from higher earnings in that segment.
     Occupancy expenses increased by $5.6 million, primarily at the retail services segment. The increase in occupancy expense, which includes rent, property taxes, insurance, utilities and maintenance, is primarily due to recurring rent and property tax increases, as well as higher expense associated with stores in the Company’s foreign retail services operations where additional locations were added during 2009 and 2010.
Administration Expenses: Total administration expense increased $12.8 million, or 19.4% to $78.8 million in the current nine-month period, compared to $66.0 million in the prior year nine-month period. The increase in administration expenses was mainly due to increased expense related to the Company’s long-term incentive plan, due to higher earnings during 2010, and personnel and overhead costs at the Company’s online channel. The increase was also due, to a lesser extent, to normal recurring salary adjustments related to administrative functions.
Depreciation and Amortization: Depreciation and amortization expense, as a percentage of total revenue, was 3.4% in the current nine-month period, compared to 3.9% in the prior year nine-month period. Total depreciation and amortization expense increased $0.4 million, or 1.3%. Management expects that the implementation of the Company’s new proprietary point-of-sale system, the development of which is expected to be substantially complete in the first half of 2011, will result in a substantial increase in depreciation expense in 2011.
Interest Expense: Interest expense increased $0.9 million, or 5.9%, to $16.5 million in the current nine-month period as compared to $15.6 million in the prior year nine-month period. The prior year nine-month period interest expense included a $1.3 million fee related to the deferral of a payment associated with the Company’s acquisition of The Check Giant, LLC. The Company’s effective blended borrowing cost was 5.0% in the current nine-month period, up from 4.0% in the prior year nine-month period, mainly due to the Company’s offering of the 2009 Convertible Notes during the second quarter of 2009 and the Company’s offering of the 2017 Notes during the first quarter of 2010, as relatively lower cost floating rate debt was replaced by relatively higher cost fixed rate debt. During the current nine-month period, the average amount of debt outstanding decreased $29.4 million to $399.9 million from $429.3 million during the prior year nine-month period, primarily due to the net repayment of $16.3 million in the Company’s domestic line of credit during the current nine-month period. The Company incurred non-cash interest expense of $2.5 million in the current nine-month period from the 2009 Convertible Notes. See Note 5 of the Notes to Consolidated Financial Statements for further discussion of the 2009 Convertible Notes.
Income Taxes: The Company’s effective tax rate was 37.9% for the current nine-month period compared to 37.2% for the prior year nine-month period. The income tax provision increased $11.4 million in the current nine-month period over the prior year nine-month period, primarily due to higher taxable income.

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows Highlights
     The Company’s cash flows and other key indicators of liquidity are summarized as follows (dollars in thousands):

	Nine Months Ended September 30,
	2010		2009
Cash flows provided by operating activities	$213,550		$178,205

Cash flows used in investing activities

Pawn loans	$20,877		$(16,110)
Consumer loans	(147,417)		(98,955)
Acquisitions	(23,012)		(42,481)
Property and equipment additions	(37,466)		(29,418)
Investment in marketable securities	(5,652)		—
Other investing	(120)		517

Total cash flows used in investing activities	$(192,790)		$(186,447)

Cash flows (used in) provided by financing activities	$(14,210)		$5,855

Working capital	$474,559		$404,528
Current ratio	4.4	x	4.8	x
Merchandise turnover	2.9	x	2.9	x
Cash flows from operating activities. Net cash provided by operating activities increased $35.4 million, or 19.8%, from $178.2 million for the prior year nine-month period to $213.6 million for the current nine-month period. A significant component of the increase in net cash provided by operating activities was a $16.6 million increase in net income during the current nine-month period. An additional $38.4 million of net cash provided by operating activities was generated by an increase in the consumer loan loss provision, a non-cash expense, during the current nine-month period. This increase was partially offset by a $6.8 million use of cash due to changes in deferred taxes payable, which is also a non-cash expense. Changes in operating assets and liabilities and current accounts combined to use $14.5 million of net cash provided by operating activities, which is predominately related to increased purchases of merchandise from customers and third-party vendors and lower deferred taxes, partially offset by increased accrued expenses related to the timing of payroll cycles in the current nine-month period compared to the prior year nine-month period.
     Management believes cash flows from operations and available cash balances and borrowings will be sufficient to fund the Company’s operating liquidity needs.
     Cash flows from investing activities. Net cash used in investing activities increased $6.3 million, or 3.4%, in the current nine-month period compared to the prior year nine-month period. Cash provided by pawn lending activities increased $37.0 million, primarily due to principal recovered through the disposition of forfeited loans, which increased $19.2 million, reflecting greater proceeds from retail and commercial sales. Also, the combined impact of pawn loans made and repaid provided $17.8 million of additional cash as the Company experienced higher repayment activity during the current nine-month period compared with the prior year nine-month period. Consumer loans made or purchased and consumer loans repaid combined used cash of $48.5 million when compared to the prior year nine-month period, due to a 36.5% increase in consumer loans made or purchased, mostly due to growth in the Company’s e-commerce segment.
     During the current nine-month period, cash used for acquisition activities decreased by $19.5 million, to $23.0 million, compared to $42.5 million in the prior year nine-month period, as explained below.
     The Company made supplemental payments of $21.1 million in the current nine-month period, and approximately $2.7 million in the prior year nine-month period, in connection with the acquisition of substantially all the assets of

Primary Business Services, Inc., Primary Finance, Inc., Primary Processing, Inc. and Primary Members Insurance Services, Inc. on July 23, 2008. The measurement dates for the remaining supplemental payments are each December 31 and June 30 through June 30, 2012, with each payment, if any, due approximately 45 days after the measurement date. As of September 30, 2010, no additional supplemental payment has been accrued for the December 31, 2010 measurement date based on the amounts previously paid in connection with the initial purchase price and the previous supplemental payments. The total of all payments to the sellers cannot exceed $50.0 million pursuant to the terms of the asset purchase agreement. All supplemental payments were accounted for as goodwill. Through September 30, 2010, the Company has made supplemental payments totaling $23.8 million. See Note 2 to the Notes to Consolidated Financial Statements.
     On March 31, 2009, the Company made payments totaling $36.0 million, including a deferral fee of approximately $1.3 million that was recognized as interest expense, in connection with the acquisition of substantially all of the assets of The Check Giant, LLC, which occurred on September 15, 2006.
     During the current nine-month period, the Company acquired three domestic retail services locations for approximately $1.9 million.
     Management anticipates that expenditures for property and equipment for the remainder of 2010 will be between $20.0 and $25.0 million primarily for the remodeling of selected operating units, for the continuing development of product delivery and information systems, including the multi-year project to upgrade the Company’s proprietary point-of-sale system, and for the establishment of approximately five to 15 new retail services locations. Included in this aggregate range of capital expenditures are minor strategic investments and small scale acquisitions of neighborhood retail services locations.
     On October 4, 2010, the Company’s wholly-owned subsidiary, Cash America, Inc. of Nevada, closed on the purchase of substantially all of the assets of Maxit Financial, LLC (“Maxit”). Maxit owned and operated a 39-store chain of pawn lending locations that operate in Washington and Arizona under the names “Maxit” and “Pawn X-Change.” At closing, the Company funded approximately $70.0 million for substantially all of the assets of Maxit and various adjustments and items related to the transaction per the terms of the Asset Purchase Agreement, including (a) a cash payment of $59.3 million, which was funded with borrowings under the Company’s line of credit, and (b) 366,097 shares of the Company’s common stock, par value $0.10 per share, issued to Maxit. See Note 10. “Subsequent Events” to the Notes to Consolidated Financial Statements.
Cash flows from financing activities. Net cash used by financing activities increased $20.1 million, or 342.7%, from a source of $5.9 million in the prior year nine-month period to a use of $14.2 million in the current nine-month period. During the current nine-month period, the Company repaid $18.7 million more debt, net of debt issuance costs, than the Company repaid in the prior year nine-month period. Net cash used in financing activities in the current nine-month period included proceeds of $25.0 million for long-term debt issued by the Company in January 2010 (as more fully described below). In addition, the Company repurchased $4.0 million more of shares of Company common stock through open market transactions pursuant to a 2007 authorization by the Board of Directors of the Company and through the repurchase of shares of common stock for tax payments related to stock based compensation.
     On January 28, 2010, the Company issued and sold $25.0 million aggregate principal amount of its 2017 Notes in a private placement pursuant to a note purchase agreement dated January 28, 2010 by and among the Company and certain purchasers listed therein. The 2017 Notes are senior unsecured obligations of the Company. The 2017 Notes are payable in five annual installments of $5.0 million beginning January 28, 2013. In addition, the Company may, at its option, prepay all or a minimum portion of no less than $1.0 million of the 2017 Notes at a price equal to the principal amount thereof plus a make-whole premium and accrued interest. The 2017 Notes are guaranteed by all of the Company’s U.S. subsidiaries. The Company used a portion of the net proceeds of the 2017 Notes to repay existing indebtedness, including outstanding balances under its bank line of credit. The remaining portion was used for general corporate purposes.

     As of September 30, 2010 and 2009, the Company was in compliance with all financial ratio covenants and other requirements set forth in its debt agreements.
     The Company had outstanding letters of credit of $26.9 million at September 30, 2010, which are considered usage under the Company’s long-term unsecured line of credit for purposes of determining available borrowings under that line of credit. Management believes that the borrowings available ($99.8 million at September 30, 2010) under the credit facilities, cash generated from operations and current working capital of $474.6 million is sufficient to meet the Company’s anticipated capital requirements for its businesses. Should the Company experience a significant decline in demand for the Company’s products and services or other unexpected changes in financial condition, management would evaluate several alternatives to ensure that it is in a position to meet liquidity requirements. These alternatives may include the sale of assets, reductions in capital spending and changes to its current assets and/or the issuance of debt or equity securities, all of which could be expected to generate additional liquidity. The characteristics of the Company’s current assets, specifically the ability to rapidly liquidate gold jewelry inventory and adjust outflows of cash in its lending practices, gives the Company flexibility to quickly modify its business strategy to increase cash flow from its business, if necessary.
Off-Balance Sheet Arrangements
     The Company arranges for consumers to obtain consumer loan products from multiple independent third-party lenders through the CSO program. When a consumer executes a credit services agreement with the Company under the CSO program, the Company agrees, for a fee payable to the Company by the consumer, to provide a variety of credit services to the consumer, one of which is to guarantee the consumer’s obligation to repay the loan received by the consumer from the third-party lender if the consumer fails to do so. For consumer loan products originated by third-party lenders under the CSO program, each lender is responsible for evaluating each of its customers’ applications, determining whether to approve a consumer loan based on an application and determining the amount of the consumer loan. While the Company performs its own analysis of customers before agreeing to guarantee such loans, the Company is not involved in the lenders’ consumer loan approval processes or in determining the lenders’ approval procedures or criteria. As of September 30, 2010 and 2009, the outstanding amount of active consumer loans originated by third-party lenders under the CSO program was $47.4 million and $42.8 million, respectively, which were guaranteed by the Company.
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
Regulatory Developments
     On October 19, 2010, the Pennsylvania Supreme Court upheld the Commonwealth Court of Pennsylvania’s prior decision from July 2009 against the Company and in favor of the Pennsylvania Department of Banking. As a result of the initial decision by the Commonwealth Court, the Company ceased offering consumer loans in Pennsylvania in July 2009. See Note 7 to the Notes to Consolidated Financial Statements for further information.
     The legislation under which the Company offered consumer loans over the internet and through its retail services locations in Arizona expired on July 1, 2010, and the Company has discontinued offering consumer loans in that state. The Company has continued to serve customers in Arizona by offering pawn loans in its pawn lending locations in that state.
     Due to legislation that was adopted in Maryland that became effective October 1, 2010, the Company has ceased offering consumer credit services through the CSO program in Maryland. The Company has developed an alternative consumer loan product for Maryland customers and is currently assessing its viability.

     Recently passed legislation in the States of Colorado, which became effective in August 2010, Illinois and Wisconsin, which will become effective in late 2010 and early 2011, affect consumer loans offered by the Company in each of those states. The Company is still evaluating the effects of this legislation and expects that it will reduce the profitability and/or the volume of loans written in these states.
     The Company is still evaluating the effects of recent regulatory changes in Colorado, Illinois and Wisconsin and the loss of consumer loans in Arizona and the CSO program in Maryland but does not expect that any of these losses or changes, individually or in the aggregate, will have a material effect on the Company in the current fiscal year, including its consolidated revenues or operations. Management expects that the offering of alternative products and the growth in consumer loans from other markets during the remainder of 2010, including both domestic and foreign markets, may offset a portion of the loss of revenue it may experience.
     In addition, the United States Congress recently passed the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010. This legislation authorizes the creation of a consumer financial protection bureau with broad regulatory powers over consumer credit products such as those offered by the Company. The Company cannot currently predict whether the Bureau will impose additional regulations that could affect the credit products offered by the Company.
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
Item 4. Controls and Procedures
     Under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, management of the Company has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the “Exchange Act”) as of September 30, 2010 (the “Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective (i) to ensure that information required to be disclosed in reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms; and (ii) to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

     There was no change in the Company’s internal control over financial reporting during the quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
     In addition, the United States Congress recently passed the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010. This legislation authorizes the creation of a consumer financial protection bureau with broad regulatory powers over consumer credit products such as those offered by the Company. The Company cannot currently predict whether the Bureau will impose additional regulations that could affect the credit products offered by the Company. However, if the Bureau were to promulgate regulations that adversely impact the credit products offered by the Company, such regulations could have a material adverse effect on the Company’s business, prospects, results of operations and financial condition.
     The Company is currently following legislative and regulatory developments in individual states where it does business. For example, recent legislative changes in Arizona, Maryland, Wisconsin, Colorado and Illinois impact the consumer loan products the Company has historically offered in those States. Due to these legislative changes, the Company has ceased offering consumer loans in the State of Arizona, and the Company has also ceased offering consumer credit services through the CSO program in Maryland. In addition, these changes have also altered the parameters upon which the Company offers consumer loans to consumers in the other States mentioned above reducing the profitability and the volume of the consumer loans the Company offers to customers in these other States. In addition, the Company is closely monitoring legislative and regulatory developments in other States where it does business.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     The following table provides the information with respect to purchases made by the Company of shares of its common stock, par value $0.10, during each of the months in the first nine months of 2010:

			Total Number of	Maximum Number
	Total Number	Average	Shares Purchased as	of Shares that May
	of Shares	Price Paid	Part of Publicly	Yet Be Purchased
Period	Purchased (1)	Per Share	Announced Plan (2)	Under the Plan (2)

January 1 to January 31	1,493	$36.19	—	860,524
February 1 to February 28	13,242	$37.59	—	860,524
March 1 to March 31	47,863	$39.65	40,000	820,524
April 1 to April 30	—	—	—	820,524
May 1 to May 31	155,478	$36.03	155,100	665,424
June 1 to June 30	—	—	—	665,424
July 1 to July 31	100,085	$34.98	100,000	565,424
August 1 to August 31	90,445	$32.25	90,000	475,424
September 1 to September 30	966	$33.34	—	475,424

Total	409,572	$35.41	385,100

(1)	Includes shares purchased on the open market relating to compensation deferred by a director under the 2004 Long-Term Incentive Plan, as amended, and dividends reinvested in shares of the Company’s common stock in the Company’s Non-Qualified Savings Plan of 286, 30, 31, 378 and 417 shares for the months of January, February, March, May and August, respectively, and shares withheld from employees as partial tax payments for shares issued under stock-based compensation plans of 1,207, 13,212, 7,832, 85, 28 and 966 shares for the months of January, February, March, July, August and September, respectively.

(2)	On October 24, 2007, the Board of Directors authorized the Company’s repurchase of up to a total of 1,500,000 shares of its common stock.
Item 3. Defaults Upon Senior Securities
     None.
Item 4. (Removed and Reserved)
Item 5. Other Information
     None.

Item 6. Exhibits

Incorporated by Reference
					Filing	Filed
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Date	Herewith
2.1	Asset Purchase Agreement dated July 28,	8-K	001-09733	2.1	8/2/10
2010 by and among Cash America, Inc. of Nevada and Maxit Financial, LLC and its principal listed therein

2.2	First Amendment to Asset Purchase					X
Agreement dated September 29, 2010 by and among Cash America, Inc. of Nevada and Maxit Financial, LLC and its principal listed therein

2.3	Supplemental Disclosure Agreement and					X
Second Amendment to Asset Purchase Agreement dated October 4, 2010 by and among Cash America, Inc. of Nevada and Maxit Financial, LLC and its principal listed therein

31.1	Certification of Chief Executive Officer					X

31.2	Certification of Chief Financial Officer					X

32.1	Certification of Chief Executive					X
Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial					X
Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document					X	**

101.SCH*	XBRL Taxonomy Extension Schema Document					X	**

101.CAL*	XBRL Taxonomy Extension Calculation					X	**
Linkbase Document

101.LAB*	XBRL Taxonomy Label Linkbase Document					X	**

101.DEF*	XBRL Taxonomy Extension Definition					X	**
Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation					X	**
Linkbase Document

*	Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at September 30, 2010, September 30, 2009 and December 31, 2009; (ii) Consolidated Statements of Income for the three and nine months ended September 30, 2010 and September 30, 2009; (iii) Consolidated Statements of Equity at September 30, 2010 and September 30, 2009; (iv) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2010 and September 30, 2009; (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2010 and September 30, 2009; and (vi) Notes to Consolidated Financial Statements (tagged as a block of text).

**	Submitted electronically herewith.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 21, 2010	CASH AMERICA INTERNATIONAL, INC.
	By:	/s/ Thomas A. Bessant, Jr.
Thomas A. Bessant, Jr.
Executive Vice President and Chief Financial Officer (On behalf of the Registrant and as Principal Financial Officer)

EXHIBIT INDEX

Incorporated by Reference
					Filing	Filed
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Date	Herewith
2.1	Asset Purchase Agreement dated July 28,	8-K	001-09733	2.1	8/2/10
2010 by and among Cash America, Inc. of Nevada and Maxit Financial, LLC and its principal listed therein

2.2	First Amendment to Asset Purchase					X
Agreement dated September 29, 2010 by and among Cash America, Inc. of Nevada and Maxit Financial, LLC and its principal listed therein

2.3	Supplemental Disclosure Agreement and					X
Second Amendment to Asset Purchase Agreement dated October 4, 2010 by and among Cash America, Inc. of Nevada and Maxit Financial, LLC and its principal listed therein

31.1	Certification of Chief Executive Officer					X

31.2	Certification of Chief Financial Officer					X

32.1	Certification of Chief Executive					X
Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial					X
Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document					X	**

101.SCH*	XBRL Taxonomy Extension Schema Document					X	**

101.CAL*	XBRL Taxonomy Extension Calculation					X	**
Linkbase Document

101.LAB*	XBRL Taxonomy Label Linkbase Document					X	**

101.DEF*	XBRL Taxonomy Extension Definition					X	**
Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document					X	**

*	Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at September 30, 2010, September 30, 2009 and December 31, 2009; (ii) Consolidated Statements of Income for the three and nine months ended September 30, 2010 and September 30, 2009; (iii) Consolidated Statements of Equity at September 30, 2010 and September 30, 2009; (iv) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2010 and September 30, 2009; (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2010 and September 30, 2009; and (vi) Notes to Consolidated Financial Statements (tagged as a block of text).

**	Submitted electronically herewith.