Form 10-K
period 2010-12-31
CASH AMERICA INTERNATIONAL INC
filed 2011-02-25
CIK 807884

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010 OR
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

Yes    ☐                                       No    ☑

The aggregate market value of 29,111,222 shares of the registrant’s Common Stock, par value $0.10 per share, held by non-affiliates on June 30, 2010 was approximately $997,641,578.

At February 16, 2011 there were 29,592,871 shares of the registrant’s Common Stock, $0.10 par value per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement pertaining to the 2011 Annual Meeting of Shareholders are incorporated herein by reference into Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K.

CASH AMERICA INTERNATIONAL, INC.

YEAR ENDED DECEMBER 31, 2010

CAUTIONARY NOTE CONCERNING FACTORS THAT MAY AFFECT FUTURE RESULTS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. You should not place undue reliance on these statements. These forward-looking statements give current expectations or forecasts of future events and reflect the views and assumptions of senior management of Cash America International, Inc. (the “Company”) with respect to the business, financial condition and prospects of the Company. When used in this report, terms such as “believes,” “estimates,” “should,” “could,” “would,” “plans,” “expects,” “anticipates,” “may,” “forecast,” “project” and similar expressions or variations as they relate to the Company or its management are intended to identify forward-looking statements. Forward-looking statements address matters that involve risks and uncertainties that are beyond the ability of the Company to control and, in some cases, predict. Accordingly, there are or will be important factors that could cause our actual results to differ materially from those indicated in these statements. Key factors that could cause the Company’s actual financial results, performance or condition to differ from the expectations expressed or implied in such forward-looking statements include, but are not limited to, the following:

•	changes in pawn, consumer credit, tax and other laws and government rules and regulations applicable to the Company’s business,

•	changes in demand for the Company’s services,

•	acceptance by consumers, legislators and regulators of the negative characterization by the media and consumer activists with respect to certain of the Company’s loan products,

•	the continued acceptance of the online channel by the Company’s online loan customers,

•	the actions of third parties who provide, acquire or offer products and services to, from or for the Company,

•	fluctuations in the price of gold,

•	changes in competition,

•	the ability of the Company to open new locations in accordance with its plans,

•	changes in economic conditions,

•	real estate market fluctuations,

•	interest rate fluctuations,

•	changes in foreign currency exchange rates,

•	changes in the capital markets, including the debt and equity markets,

•	changes in the Company’s ability to satisfy its debt obligations or to refinance existing debt obligations or obtain new capital to finance growth,

•	the ability to successfully integrate newly acquired businesses into the Company’s operations,

•	the loss of services of any of the Company’s executive officers,

•	a prolonged interruption in the Company’s operations of its facilities, systems and business functions, including its information technology and other business systems,

•	the effect of any current or future litigation proceedings on the Company,

•	the implementation of new, or changes in the interpretation of existing, accounting principles or financial reporting requirements,

•	acts of God, war or terrorism, pandemics and other events,

•	the effect of any of such changes on the Company’s business or the markets in which the Company operates, and

•	other risks and uncertainties described in this report or from time to time in the Company’s filings with the Securities and Exchange Commission (the “SEC”).

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

PART I

ITEM 1. BUSINESS

Overview

Cash America International, Inc. (the “Company”) provides specialty financial services to individuals through retail services locations and through electronic distribution platforms known as e-commerce activities. These services include secured non-recourse loans, commonly referred to as pawn loans and unsecured consumer loans.

Pawn loans are short-term (generally 30 to 90 days) made on the pledge of tangible personal property. Pawn loan fees and service charges revenue are generated from the Company’s pawn loan portfolio. A related activity of the pawn lending operations is the disposition of collateral from unredeemed pawn loans and the liquidation of a smaller volume of merchandise purchased directly from third-parties or from customers.

The Company’s consumer loan portfolio includes short-term single payment loans, longer-term multi-payment installment loans, credit services and participation interests purchased from third parties in the micro line of credit (or “MLOC”) services channel. Consumer loans provide customers with cash, typically in exchange for a promissory note or other repayment agreement supported, in most cases, by that customer’s personal check or authorization to debit that customer’s account via an electronic transaction for the aggregate amount of the payment due. Through the Credit Services Organization program (the “CSO program”), the Company provides a third-party lender’s consumer loan product in some markets by acting as a credit services organization on behalf of consumers in accordance with applicable state laws. These include credit services, loans arranged with independent third-party lenders, assistance in the preparation of loan applications and loan documents and acceptance of loan payments. The Company also guarantees the customer’s payment obligations in the event of default if the customer is approved for and accepts the loan. A customer who obtains a loan through the CSO program pays the Company a fee for these credit services (“CSO fees”). Although consumer loan transactions may take the form of loans, deferred check deposit transactions, credit services transactions, or the processing of, and the participation in receivables originated by, a third-party lender’s MLOC product, the transactions are referred to throughout this discussion as “consumer loans.”

The Company was incorporated in Texas in 1984 and has been providing specialty financial services to its customers for over 25 years. The Company believes it was the nation’s largest provider of pawn loans and the largest operator of pawn shops in the world in 2010. As used in this report, the term “Company” includes Cash America International, Inc. and its subsidiaries, unless the context otherwise requires.

During the second quarter of 2010, the Company renamed its Internet Services Division as the E-Commerce Division and realigned its operating segments into two reportable segments: retail services and e-commerce. The retail services segment includes all of the operations of the Company’s Retail Services Division, which is composed of both domestic and foreign storefront locations that offer some or all of the following services: pawn lending, consumer loans, check cashing and other ancillary services such as money orders, wire transfers and pre-paid debit cards. (Most of these ancillary services are provided through third-party vendors.) The e-commerce segment includes the operations of the Company’s E-Commerce Division, which is composed of the Company’s domestic and foreign online channel (and includes the Company’s internet lending activities, as well as online gold buying activities and other ancillary services) and the Company’s MLOC services channel. The segment realignment was in response to a number of changing factors within the Company’s business. First, the Company’s business strategy now emphasizes the offering of a broad array of products such as pawn loans, gold buying, and consumer loans in most retail services locations, such that the previously reported delineation of pawn and consumer loan-centric locations became obsolete. Second, the Company’s management performance assessment, allocation of resources, and operating decisions migrated to a two segment structure with one Division President overseeing retail services activities and another Division President overseeing e-commerce activities. Third, the Company’s e-commerce products have expanded and now include activities such as MLOC services and online gold buying.

The following table sets forth the number of domestic and foreign Company-owned and franchised locations in the Company’s retail services segment offering pawn lending, consumer lending, and other services as of December 31, 2010, 2009 and 2008.

	As of December 31,
	2010			2009			2008
	Domestic(a)(b)	Foreign(c)(d)	Total	Domestic(a)	Foreign(c)	Total	Domestic(a)	Foreign(c)	Total

Retail services locations offering:
Both pawn and consumer lending(e)	567	-	567	584	-	584	431	-	431
Pawn lending only	124	180	304	66	176	242	70	112	182
Consumer lending only	88	-	88	96	-	96	248	-	248
Other (f)	122	-	122	126	-	126	133	-	133
Total retail services	901	180	1,081	872	176	1,048	882	112	994

(a)

Includes locations that operate under the names “Cash America Pawn,” “SuperPawn,” “Cash America Payday Advance,” “Cashland,” “Maxit,” “Pawn X-Change” and “Mr. Payroll.” Maxit and Pawn X-Change were acquired in 2010.

(b)	Includes locations that operate in 28 states in the United States.

(c)	Includes locations that operate in central and southern Mexico under the name “Prenda Fácil,” of which the Company is a majority owner.

(d)	Includes locations that operate in 21 jurisdictions in Mexico.

(e)

As of December 31, 2010, 2009 and 2008, includes 425, 434 and 431 locations, respectively, that primarily engage in pawn lending activities (of which, nine, nine and 15, respectively, are unconsolidated franchised pawn lending locations) and 142, 150 and zero locations, respectively, that primarily engage in consumer loan activities.

(f)

As of December 31, 2010, 2009 and 2008, includes six, six and five consolidated Company-owned check cashing locations, respectively, and 116, 120 and 128 unconsolidated franchised locations, respectively.

  As of December 31, 2010, the Company’s e-commerce segment consisted of:

  —        consumer loans offered over the internet to customers:

—	in 32 states in the United States at http://www.cashnetusa.com,
—	in the United Kingdom at http://www.quickquid.co.uk,
—	in Australia at http://www.dollarsdirect.com.au, and
—	in Canada at http://www.dollarsdirect.ca

—	the MLOC services channel, which processed MLOC advances on behalf of a third-party lender during most of 2010 and had a participation interest in MLOC receivables that were outstanding in all 50 states and four other U.S. jurisdictions during the year ended December 31, 2010.

  The MLOC services channel has most recently generated its earnings through loan processing services the Company provided for MetaBank related to the iAdvance MLOC product MetaBank made available on certain stored-value debit cards the bank issues, as well as from fees generated from participation interests the Company acquired in the receivables originated by MetaBank in connection with the iAdvance program. MetaBank terminated its iAdvance program as of October 13, 2010. The Company intends to continue pursuing the development of new MLOC opportunities during 2011.

Recent Developments

Business Developments

Pursuant to its business strategy of expanding storefront operations in the United States, the Company’s wholly-owned subsidiary, Cash America, Inc. of Nevada, completed the purchase of substantially all of the assets (the “Maxit acquisition”) of Maxit Financial, LLC (“Maxit”) on October 4, 2010. Maxit owned and operated a 39-store chain of pawn lending locations that operate in Washington and Arizona under the names “Maxit” and “Pawn X-Change.” Per the terms of the Asset Purchase Agreement, the acquisition consideration consisted of a cash payment of approximately $58.2 million, which was funded with borrowings under the Company’s line of credit, and 366,097 shares of the Company’s common stock, with a fair value of $10.9 million as of the closing date. In addition, the Company incurred acquisition costs of $1.5 million related to the acquisition, which are reflected in “Operations expenses” in the consolidated statements of income.

In addition, see the “Overview” section for a discussion of recent developments in the Company’s MLOC business.

Recent Regulatory Developments

Due to legislation adopted in Maryland that became effective October 1, 2010, the Company has ceased offering consumer credit services through the CSO program in Maryland. The Company has developed an alternative consumer loan product for Maryland customers and is currently assessing its viability.

The legislation under which the Company offered consumer loans over the internet and through its retail services locations in Arizona expired on July 1, 2010, and the Company has discontinued offering consumer loans in that state. The Company has continued to serve customers in Arizona by offering pawn loans in its pawn lending locations in that state.

Recently passed legislation in the States of Colorado and Wisconsin, which became effective in 2010, and Illinois, which will become effective in early 2011, affect consumer loans offered by the Company in each of those states. This legislation has reduced or is expected to reduce the profitability and/or the volume of loans written in these states. In addition, a recently passed referendum in the State of Montana, which became effective in January 2011, caused the Company to discontinue offering consumer loans in that state in December 2010.

The recent regulatory changes in Colorado, Illinois and Wisconsin and the loss of consumer loans in Arizona and Montana and the CSO program in Maryland have not, individually or in the aggregate, had a material effect on the Company, including its consolidated revenues or operations during 2010. The offering of alternative products and the growth in consumer loans from other markets during 2010, including both domestic and foreign markets, helped to offset a portion of the loss of revenue it has experienced from these losses or changes.

On October 19, 2010, the Pennsylvania Supreme Court upheld the Commonwealth Court of Pennsylvania’s prior decision from July 2009 against the Company and in favor of the Pennsylvania Department of Banking. As a result of the initial decision by the Commonwealth Court, the Company ceased offering consumer loans in Pennsylvania in July 2009. See “Item 8. Financial Statements and Supplementary Data—Note 12” for further information.

In addition, the United States Congress recently passed the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010. This legislation authorizes the creation of a Consumer Financial Protection Bureau with broad regulatory powers over consumer credit products such as those offered by the Company. The Company cannot currently predict whether the Bureau will impose additional regulations that could affect the credit products offered by the Company. However, if the Bureau were to promulgate regulations that adversely impact the credit products offered by the Company, such regulations could have a material adverse effect on the Company’s business, prospects, results of operations and financial condition. See “Item 1A. Risk Factors—Risks Related to the Company’s Business and Industry—Adverse changes in laws or regulations affecting the Company’s short-term consumer loan services could negatively impact the Company’s operations.”

Services Offered by the Company

Pawn Lending. The Company’s retail services segment offers pawn loans through its retail services locations in the United States and Mexico, where it began offering pawn loans in 2008 following the Company’s acquisition of 80% of the outstanding stock of Creazione Estilo, S.A. de C.V., a Mexican sociedad anónima de capital variable, which operates retail services locations under the name “Prenda Fácil” (referred to as “Prenda Fácil”). See “Item 8. Financial Statements and Supplementary Data—Note 3 for further discussion related to the Prenda Fácil acquisition. When receiving a pawn loan from the Company, a customer pledges personal property to the Company as security for the loan. The Company delivers a pawn transaction agreement, commonly referred to as a pawn ticket, to the customer, along with the proceeds of the loan. If the customer does not repay the loan and redeem the property, the Company either becomes the owner of the property or becomes the party responsible for the disposition of the collateral in satisfaction of the loan.

The Company relies on the disposition of pawned property to recover the principal amount of an unpaid pawn loan, plus a yield on the investment, because it does not have recourse against the customer for the loan. As a result, the customer’s creditworthiness is not a significant factor in the loan decision, and a decision to redeem pawned property does not affect the customer’s personal credit status. Goods pledged to secure pawn loans are tangible personal property items such as jewelry, tools, televisions and other electronics, musical instruments and other miscellaneous items. Pawn transactions can also take the form of a “buy-sell agreement” involving the actual sale of the property by the customer to the retail services location with the customer retaining an option to repurchase the property. Pledge and buy-sell transactions are referred to throughout this report as “pawn loans.”

The Company contracts for pawn loan fees and service charges as compensation for the use of the funds loaned and to cover direct operating expenses related to the transaction. The pawn loan fees and service charges are typically calculated as a percentage of the pawn loan amount based on the size and duration of the transaction and generally range from 12% to 300% annually, as permitted by applicable laws. As required by applicable laws, the amounts of these charges are disclosed to the customer on the pawn ticket. These pawn loan fees and service charges contributed approximately 19.6% of the Company’s total revenue in 2010, 20.6% in 2009 and 17.9% in 2008.

In the Company’s pawn lending operations, the amount of a pawn loan is generally set as a percentage of the pledged personal property’s estimated disposition value. The Company relies on many sources to determine the estimated disposition value, including its proprietary automated product valuation system, catalogs, “blue books,” newspapers, internet research and its (or its employees’) experience in disposing of similar items of merchandise in particular retail services locations. The Company does not use a standard or mandated percentage of estimated disposition value in determining the loan amount. Instead, its employees may set the percentage for a particular item and determine whether the item’s disposition, if it is forfeited, would yield a profit margin consistent with the Company’s historical experience with similar items. With regard to the Company’s foreign pawn operations, the principal form of collateral accepted by the Company is gold jewelry. Similar to domestic operations, fluctuations in gold prices historically have affected the amount that the retail services location will lend against an item. A sustained increase or decrease in the market price of gold can cause a related increase or decrease in the amount of the retail services location’s loan portfolio and related revenue from pawn loan fees and service charges.

The Company holds the pledged property through the term of the loan, unless earlier repaid, renewed or extended. The typical loan term is generally one month plus an additional period (typically 30 to 90 days). The Company’s pawn loans may be either paid in full with accrued pawn loan fees and service charges or may be renewed or extended by the customer’s payment of accrued pawn loan fees and service charges. Accrued interest on loans that have passed the maturity date and the expiration of the grace period is fully reserved to the extent that the underlying collateral has not been sold. The Company does not record pawn loan losses or charge-offs because the amount advanced becomes the carrying cost of the forfeited collateral that is to be recovered through the merchandise disposition function described below. The Company typically experiences seasonal growth during the third and fourth quarter of each year due to loan balance growth that occurs after the heavy repayment period of pawn loans with tax refund proceeds received by customers in the first quarter each year.

Merchandise Disposition Activities. A related activity of the pawn lending operations is the disposition of collateral from unredeemed pawn loans and the liquidation of a smaller volume of merchandise purchased from third-parties or directly from customers. The Company’s retail services segment engages in merchandise disposition activities through its retail services locations in the United States and Mexico. With respect to the Company’s domestic operations, if a customer does not repay, renew or extend a pawn loan, the Company becomes the owner of the unredeemed collateral. The Company becomes the party responsible for the disposition of the collateral in satisfaction of the loan, and the merchandise becomes available for disposition through the Company’s retail services locations, wholesale sources, internet sales or through a major gold bullion bank. With respect to the Company’s foreign pawn operations, the unredeemed collateral is disposed of on behalf of the customer in an effort to satisfy all fees and charges and to repay the principal amount loaned. In the Company’s domestic operations, if the proceeds exceed the outstanding loan balance, the Company recognizes as revenue the accrued pawn loan fees and service charges, as well as other fees and expenses incurred in relation to the non-payment and sale of the loan collateral on behalf of the customer. With respect to the Company’s foreign operations, in the event there are proceeds greater than the accrued service charges and all fees and expenses, the excess amount is recognized as revenue. If, within six months of the sale of the merchandise, the customer makes a claim to receive the excess proceeds, the Company refunds that amount to the customer and reduces revenue by the same amount. If the proceeds from the disposition of the collateral are less than the outstanding loan balance, a loss is recorded for the difference at the time the collateral is sold. For domestic and foreign pawn operations, the recovery of the amount advanced and the realization of a profit on the disposition of merchandise depends on the Company’s initial assessment of the property’s estimated disposition value when the pawn loan is made. While the Company has historically realized profits when disposing of merchandise, the improper assessment of the disposition value could result in the disposition of the merchandise for an amount less than the loan amount. The Company’s retail services locations also sell used goods purchased from the general public and some new merchandise purchased from third parties, principally accessory merchandise that complements and enhances the marketability of items such as tools, consumer electronics and jewelry. Merchandise sales are typically highest during the tax refund and holiday seasons, which occur during the first and fourth quarters of each year. Gross proceeds from merchandise disposition activities contributed approximately 41.4% of the Company’s total revenue in 2010, 44.9% in 2009 and 45.2% in 2008.

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

Consumer Loan Activities. The Company’s retail services segment also offers consumer loans in many of its retail services locations in the United States. The Company’s e-commerce segment offers consumer loans and other services over the internet. The Company began offering consumer loans over the internet in the United States under the name “CashNetUSA” when it acquired CashNetUSA in 2006. See “Item 8. Financial Statements and Supplementary Data—Note 3 for further discussion related to the CashNetUSA acquisition. The Company further expanded its online lending business internationally when it began offering its short-term consumer loan product online to customers in the United Kingdom in 2007 under the name “QuikQuid” and in Canada and Australia in 2009 under the name “DollarsDirect.” Consumer loan fees include revenue from the loan portfolio owned by the Company and fees paid to the Company for arranging or processing loans from independent third-party lenders for customers through the CSO program and through the Company’s MLOC services channel.

The Company offers or arranges single payment consumer loans and longer-term multi-payment installment loans. Single payment consumer loans are unsecured, and generally have a loan term of 7 to 45 days and are usually payable on the customer’s next payday. The Company also offers a longer-term installment loan product to customers in certain states and the United Kingdom that typically have an average term of 4 to 42 months. Consumer loan fees earned by the Company contributed approximately 38.0% of the Company’s total revenue in 2010, 33.2% in 2009 and 35.4% in 2008.

In certain circumstances, the customer may elect an extended repayment program that provides for a schedule of periodic payments which typically range from 28 days to 180 days (subject to state guidelines) with no additional fees or charges on the loan amount. Collection activities are an important aspect of the consumer loan product offering due to the high incidence of unpaid balances beyond stated terms. The Company operates centralized collection centers to coordinate a consistent approach to customer service and collections. The Company generally experiences seasonal growth in consumer loan fees during the second, third and fourth quarters of each year due to loan balance growth that typically occurs after the heavy repayment period of consumer loans with tax refund proceeds received by customers in the first quarter each year.

In connection with the Company’s MLOC services channel, during 2008, 2009 and 2010, the Company provided loan processing services for a third-party bank issued MLOC on certain stored-value debit cards the bank issues (“Processing Program”). The Company also acquired a participation interest in the receivables originated by the bank in connection with the Processing Program and other similar processing programs utilized by the bank. The Company recorded revenue from its participation interest in the receivables, as well as processing and other miscellaneous fee income originated from its MLOC services channel as consumer loan fees recognized ratably over the loan period. MetaBank, whose iAdvance program has generated earnings for the Company’s MLOC services channel, terminated its iAdvance program as of October 13, 2010. See “Overview” section above for further discussion related to the current status of the Company’s MLOC business.

Allowance for Losses on Consumer loans. In order to manage the portfolio of consumer loans effectively, the Company utilizes a variety of underwriting criteria, monitors the performance of the portfolio and maintains either an allowance or accrual for losses on consumer loans (including fees and interest) at a level estimated to be adequate to absorb credit losses inherent in the portfolio. The portfolio includes balances outstanding from all consumer loans, including short-term single payment loans, participation interests in receivables acquired through the MLOC services channel, and multi-payment installment loans. In addition, the Company maintains an accrual for losses related to loans guaranteed under CSO programs. The allowance for losses on Company-owned consumer loans offsets the outstanding loan amounts in the consolidated balance sheets.

The Company stratifies the outstanding combined consumer loan portfolio by age, delinquency and stage of collection when assessing the adequacy of the allowance or accrual for losses. It uses historical collection performance adjusted for recent portfolio performance trends to develop the expected loss rates used to establish either the allowance or accrual. Increases in either the allowance or accrual are recorded as a consumer loan loss provision expense in the consolidated statements of income. Generally, the Company charges off all consumer loans once they have been in default for 60 consecutive days, or sooner if deemed uncollectible. Recoveries on losses previously charged to the allowance are credited to the allowance when collected.

Due to the short-term nature of the consumer loan product and the high volume of loans written, seasonal trends are evident in quarter-to-quarter performance. Typically, in the normal business cycle, sequential losses, as measured by the current period loss provision as a percentage of combined loans written in the period, are lowest in the first quarter and increase throughout the year, with the final two quarters experiencing the peak levels of losses. See “Item 7. Management’s Discussion and Analysis—Loss Experience” for additional information about the seasonality of consumer loan losses.

See “Item 8. Financial Statements and Supplementary Data—Note 5” for further discussion related to allowance for losses.

Check cashing and other financial services. The Company provides check cashing and other financial services through its retail services locations and through its Mr. Payroll subsidiary. Other financial services include the sale of stored-value cards, money orders and money transfers, among others. When the Company provides a check cashing service to its customers, it charges check cashing fees based on the type and face amount of the check being cashed. The Company receives check cashing fees from both check cashing locations it owns and many of its retail services locations. In addition, each Mr. Payroll franchisee pays royalties to Mr. Payroll based on the gross revenues of check cashing services provided within the franchisee’s facility.

Financial Information on Segments and Areas

Additional financial information regarding the Company’s operating segments and each of the geographic areas in which the Company does business is provided in “Item 8. Financial Statements and Supplementary Data—Note 18.”

The Company changed its presentation format for certain operations and administrative expenses during 2010. In addition, the Company realigned its operating segments in the second quarter of 2010. Certain amounts in the consolidated financial statements for the years ended December 31, 2010, 2009 and 2008 have been reclassified to conform to the presentation format adopted in 2010 for these changes. These reclassifications have no impact on consolidated results previously reported.

Operations

An executive leadership management team comprised of the Chief Executive Officer, the President of the Retail Services Division, the President of the E-Commerce Division, the Chief Financial Officer and the General Counsel of the Company is responsible for establishing and maintaining the strategic direction of the Company, including assessment of activities related to corporate goals and objectives.

The Company’s domestic retail services locations have store managers who are responsible for supervising each retail services location’s personnel and assuring that each retail services location is managed in accordance with Company guidelines, policies and procedures. Each store manager is overseen by a Market Manager who reports to a Regional Operations Director. Each region is overseen by a Region Vice President. The Region Vice Presidents coordinate operations and strategy in the Company’s retail services locations and report to the Senior Vice President of Operations of the Retail Services Division, who reports to the President of the Retail Services Division.

Each manager of the Company’s foreign retail services locations reports to an Area Coordinator who then reports to a Regional Operations Manager. During 2010, the two senior managers of Prenda Fácil who collectively own 20% of Creazione that was not acquired in the Prenda Fácil acquisition oversaw the Operations Managers. These two senior managers of Prenda Fácil then reported to a six member advisory board in which they participated along with the Company’s Chief Executive Officer, the President of the Retail Services Division, the Chief Financial Officer and one of the Company’s Region Vice Presidents. Beginning in 2011, Prenda Fácil will be overseen by a Vice President of Mexico Operations, who will report to the President of the Retail Services Division and a six member advisory board for Prenda Fácil.

The operations and strategy of the Company’s online lending channel, which offers the Company’s consumer loan products, is coordinated by the officers of the Company’s online lending business, Enova Financial, including Vice Presidents and Senior Vice Presidents, who report to the President of the E-Commerce Division. The President of the E-Commerce Division is also responsible for overseeing and managing the business of the Company’s MLOC services channel, Primary Innovations, LLC (“Primary Innovations”).

Trade Names and Trademarks. The Company operates under the trade names “Cash America Pawn,” “Cash America Payday Advance,” “Cashland,” “Mr. Payroll,” “SuperPawn,” “Maxit,” “Pawn X-Change,” “Prenda Fácil,” “Enova Financial,” “CashNetUSA,” “QuickQuid,” “DollarsDirect,” “Pounds to Pocket,” “Gear Hub,” “Primary Innovations” and “Gold Promise.” The Company has a number of trademarks that are registered with the United States Patent and Trademark Office including, but not limited to, “Cash America,” “Cashland,” “SuperPawn,” “CashNetUSA,” “Maxit,” “Pawn X-Change” and “Mr. Payroll.” These trademarks have varying expiration dates. The trademark “Prenda Fácil” is registered with the Mexican Industrial Property Institute. The Company believes these trademarks are of material importance to the Company and each of its segments and anticipates maintaining and renewing them. In addition, the Company has various other trademark applications pending in the United States and other countries in which it operates.

Franchises. Each of the Company’s unconsolidated franchised retail services and check cashing locations are subject to franchise agreements that have varying durations that are negotiated individually with each franchisee. As of December 31, 2010, the Company had nine unconsolidated franchised retail services locations and 116 unconsolidated franchised check cashing locations.

Personnel. At December 31, 2010, the Company employed 6,017 persons in its operations, of whom 578 were in executive and administrative functions. In addition to the employee count above, a third-party, Huminal, S.A. de C.V., a Mexican sociedad anónima de capital variable (“Huminal”), employs 588 persons who provide full-time services to Prenda Fácil.

Future Expansion

Storefront Expansion

The Company historically has expanded by acquiring existing retail services locations and by establishing new start-up locations. The Company intends to continue expanding its retail services business within its existing geographic markets and into other markets that meet its risk/reward considerations. Management believes that such expansion will continue to provide economies of scale in supervision, purchasing, administration and marketing by decreasing the overall average cost of such functions per unit owned. By concentrating multiple lending units in regional and local markets, the Company seeks to expand market penetration, enhance name recognition and leverage marketing programs.

In October 2010, the Company completed the Maxit acquisition, which expanded the Company’s pawn lending presence in the States of Washington and Arizona. In December 2008, the Company completed the Prenda Fácil acquisition, allowing the Company to pursue new growth in Mexico. The Prenda Fácil acquisition initiated the first expansion into international pawn markets since the Company sold its European pawn lending business in 2004. The Company plans to continue adding new locations in Mexico while actively evaluating further expansion into other Latin American countries.

The table below outlines acquisitions, start-ups and closures for Company-owned retail services locations for the years ended December 31, 2010, 2009 and 2008.

	For the year ended December 31,
	2010	2009	2008

Retail services locations at beginning of period	913	846	789
Acquired	44	3	113
Start-ups	40	69	1
Combined, or closed	(47)	(5)	(57)
Retail services locations at end of period	950	913	846

When considering acquiring an existing lending location, the Company evaluates, among other things, the annual volume of loan transactions at that location, the carrying cost of merchandise, outstanding loan balances and lease terms of the facility or, if it is to be purchased, the facility’s fair market value. When considering the start-up of a new retail services location, the Company evaluates the location of the prospective site, whether conditions in the surrounding community indicate a sufficient level of potential customers, and whether a suitable facility is available on acceptable terms.

After the Company has leased or acquired a suitable location and obtained the required licenses in the United States, a new retail services location can be ready for business within four to eight weeks. The approximate start-up costs, which consist of the investment in property (excluding real estate) and equipment, for recently established retail services locations typically range from $500,000 to $575,000. The typical costs associated with start-up retail services location in Mexico are estimated to be between $50,000 and $120,000 per shop at current exchange rates, depending on the store format. The costs in Mexico are less than domestic costs primarily due to the smaller size of the Mexico locations and to the lower cost of labor and materials. These start-up amounts do not include merchandise transferred from other locations, funds to advance on pawn loans and consumer loans or operating expenses.

Development of New Credit Alternatives

Recent legislative and regulatory activity affecting the Company’s consumer loan products has led the Company to explore new credit product alternatives to help its customers meet their short-term credit needs. While some recent legislative and regulatory actions in certain states where the Company operates has reduced the revenue per loan to levels that make the product less profitable or unattractive, these regulatory changes do not eliminate the credit needs of the Company’s customers. The Company remains committed to finding new and innovative solutions to help its customers avoid higher cost alternatives, such as overdraft protection, returned check fees and late charges on bills, in the absence of alternatives such as the consumer loan product.

Consistent with the goal of providing additional services in these markets, in late 2008 and early 2009, Cash America began providing gold buying services and gold-based pawn lending in many of its retail services locations that previously offered only consumer loans. Through the addition of these services, the Company expanded its customers’ available alternatives for short-term credit or cash while providing an opportunity for increased revenue and earnings. The Company plans to continue its efforts to develop and deliver ancillary financial products to its diverse and growing customer base.

The Company also acquired its MLOC business in 2008, which is operated under the wholly-owned subsidiary Primary Innovations. Management believes that services the Company can offer to third-party card issuers, financial institutions, processors and program managers could help facilitate a viable credit alternative for certain customers. The Company intends to continue developing this platform with third parties as a national distribution vehicle of alternative credit products.

Internet Growth

Since acquiring CashNetUSA in 2006, the Company has been actively exploring strategies to increase and enhance its internet presence, with the goal of becoming the premier online consumer loan provider. The Company now offers an array of consumer credit products over the internet under the name “Enova Financial,” which include products offered under the names “CashNetUSA,” “QuikQuid,” “DollarsDirect,” “Primary Innovations,” “Gear Hub” and “Gold Promise.” The Company continues to evaluate new markets in which to establish its internet presence, similar to its entry into the United Kingdom during 2007 and Australia and Canada during 2009. Other countries are being evaluated for expansion of the Company’s consumer loan products and any additional expansion will be pursued when the country-specific characteristics and requirements meet the Company’s investment criteria. During 2008, the Company began a program with a third-party storefront consumer loan company to offer consumer loans through an online lending channel operated by the Company. Pursuant to the agreement between the parties, fees are divided between the parties and each participant is directly responsible for certain program expenses. During the fourth quarter of 2008, the Company also introduced an internet installment loan product, which typically has an average term of four months. In 2010, the Company began to offer longer-term installment products, in both California and the United Kingdom. In addition, the Company is now offering gold buying over the internet under the name “Gold Promise.” The Company intends to continue pursuing the development of new products related to the MLOC business, which operates under the name “Primary Innovations,” during 2011 and to continue evaluating and offering new products and services that complement its internet specialty financial services in order to meet the growing financial services needs of its customers, both in the U.S. and internationally.

Organic Growth

The Company has the ability to leverage its existing retail services platform for pawn, consumer loan and check cashing activities to expand its operating margins and add incremental earnings through the addition of new customers. Domestically and internationally, the consumer credit market is evolving, which will create new opportunities for the Company to reach customers who have not previously considered using its traditional products and services. Also, the Company hopes to attract new customers through the offering of new products such as installment loans. The

Company plans to utilize marketing and promotional campaigns to pursue new customers and to gain market share by expanding the number of customers being served through its retail services and e-commerce operations.

The Company has developed a proprietary system that is used to monitor and collect data about the credit performance of customers who use its consumer loan products. The information that the Company derives from this system aids it in the decision to provide its consumer loan services to potential customers. Further, this information allows the Company to focus on both existing and potential customers who it believes are more likely to provide the Company with better credit performance. Through this approach, the Company is able to build a valuable list of consumers who both use the credit products offered and to whom the Company can market its product offerings to help fulfill the customer’s credit needs. The Company is developing a proprietary point-of-sale system which it expects to begin rolling out to its retail services locations in the second half of 2011. This new system includes a single integrated, state-of-the-art system which will create efficiencies within the retail services locations and allow the Company to offer more services to its customers.

Expansion Considerations

The Company’s expansion program is subject to numerous unpredictable factors, such as the availability of attractive acquisition candidates or sites on suitable terms, market and regulatory conditions in the pawn or consumer loan business, general economic conditions and other factors described under “Item 1A. Risk Factors.” Among the primary factors that could affect the Company’s future planned expansion are:

—

Statutory Requirements. The Company’s ability to add start-up locations depends on the Company’s ability to obtain all necessary licenses required to open a new location. In addition, the current statutory and regulatory environment of some states renders expansion into those states impractical.

—

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

—

Competition. Several competing pawnshop and consumer loan companies are also pursuing expansion and acquisition programs. A number of smaller companies and private equity firms have also entered the market. While the Company believes that it is the largest pawnshop operator and one of the largest consumer loan operators in the United States, there can be no assurance that it will be more successful than its competitors in pursuing acquisition opportunities and securing attractive start-up locations. Increased competition could also increase prices for attractive acquisition candidates and could adversely affect the performance of potential acquisition targets.

—

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

—

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

Competition

Pawn Lending Activities

The Company has many competitors to its pawn lending activities, such as retailers of new merchandise, retailers of pre-owned merchandise, thrift shops, internet retailers, internet auction sites and other pawn shops. The pawnshop industry in the United States remains very fragmented, with an estimated 11,000 to 15,000 stores nationwide operating in 2010 that were owned primarily by independent operators and, to a lesser extent, by publicly-traded companies. The Company believes that it is the largest operator of pawnshops in the world. The three largest publicly-traded pawnshop companies (including our Company) operated approximately 1,000 total pawnshops in the United States in 2010. During 2010, the Company was the largest publicly-traded pawnshop operator in the United States. Management continues to believe that this high fragmentation of the pawn industry is due in part to the lack of qualified management, lack of adequate financial controls and reporting systems, and the lack of financial resources. Management believes that the Company can achieve economies of scale and increased operating efficiencies by increasing the number of stores under operation and utilizing modern point-of-sale systems and proven operating methods. Management believes that the principal competitive factors in the pawnshop industry are location, quality customer service, and the ability to loan competitive amounts at competitive rates.

The pawnshop industry in Mexico is still in the expansion stage, and remains substantially less developed than it is in the United States. In addition, the industry is fragmented, but less so than in the United States. There has been significant growth in the number of pawnshops servicing Mexico over the last several years to an estimated 4,500 licensed locations operating in 2010. These locations are owned by independent operators and chains, including some owned by not-for-profit organizations and publicly-traded companies. A large percentage of the population in Mexico is unbanked (or do not have a relationship with a bank) or underbanked (or have limited access to banking or other financial services) and has limited access to consumer credit. The Company anticipates significant opportunity for growth in the number of locations in Mexico due to the large number of potential customers underserved through traditional credit providers and the limited number of large pawnshop operators in the country.

Consumer Loan Activities

The Company offers consumer loans through many of its retail services locations and over the internet. According to the Community Financial Services Association, industry analysts estimate that there are approximately 21,000 consumer loan storefront locations across the United States. While the consumer loan industry grew significantly during the 1990’s into the early 2000’s with the addition of new storefront locations, the storefront growth has begun to contract in the past few years. This is due in part to changes in laws and regulations governing consumer loans in various states. As a result, management believes that opportunities in the United States for growth are limited at the storefront level and has elected to concentrate its efforts on the online lending channel for growth in its consumer loan business both in the United States and other foreign countries. While management believes that the Company is a major provider in the distribution of the consumer loan product via the internet, it is difficult to determine exactly how much of the market it provides since most other significant providers are privately held. Management believes that the principal competitive factors in the consumer loan industry are customer service, convenience, customer acquisition, location and regulatory compliance.

In addition to consumer loan lenders, the Company also competes with financial institutions, such as banks and consumer finance companies, which generally lend on an unsecured as well as a secured basis. Other lenders may and do lend money on terms more favorable than those offered by the Company.

Regulation

The Company’s operations are subject to extensive regulation, supervision and licensing under various federal, state and local statutes, ordinances and regulations. (For a geographic breakdown of operating locations, see “Item 2. Properties.”)

Pawnshop Regulations

The Company’s pawn lending locations are regulated by the states and municipalities in which they are located, and generally must be licensed by the state. The statutes and regulations applicable to pawn lending locations vary from state to state and in each municipality. In general, these statutes and regulations establish licensing requirements for pawnbrokers and pawn lending locations and regulate various aspects of the pawn loan, such as the service charges and interest rates that a pawn lending location may charge, the maximum amount of a pawn loan, the minimum and/or maximum term of a pawn loan, the content and format of the pawn ticket, and the length of time after a loan default that a pawn lending location must hold a pawned item before disposing of it. Failure to observe a state’s legal requirements for pawnbroking could result in, among other things, a loss of pawn licenses in that state, the imposition of fines or refunds, and other civil and/or criminal penalties. Additional federal regulations governing pawn operations are described in “Other Regulations Affecting Lending Operations” below.

Many of the Company’s pawn lending locations are also subject to municipal ordinances that may require, for example, local licenses or permits and specified recordkeeping procedures, among other things. Most of the Company’s pawn lending locations voluntarily, or pursuant to applicable laws, work with local law enforcement agencies and other pawn lenders to determine conflicting claims of rightful ownership. Goods held to secure pawn loans or goods purchased that are determined to belong to an owner other than the borrower or seller are subject to recovery by the rightful owner. The Company historically has not experienced a material number of claims of this nature, and the claims experienced have not had a material adverse effect on the Company’s results of operations.

Each pawn lending location that handles firearms must comply with the Brady Handgun Violence Prevention Act (the “Brady Act”). The Brady Act requires that federally licensed firearms dealers conduct a background check in connection with any disposition of handguns. In addition, the Company must comply with the regulations of the U.S. Department of Justice–Bureau of Alcohol, Tobacco and Firearms that require each pawn lending location dealing in guns to maintain a permanent written record of all receipts and dispositions of firearms.

During 2010, the Prenda Fácil storefront locations were organized as Multiple Purpose Financial Entities (Sociedades Financieras de Objeto Múltiple or “SOFOMS”). SOFOMS are subject to regulation by the National Commission for the Protection and Defense of Financial Services Users (“CONDUSEF”). CONDUSEF regulates the form of pawn loan contracts, consumer disclosures and certain operating procedures of SOFOMS with such regulations pertaining primarily to adequate disclosure of the terms of borrowing. Neither CONDUSEF nor the federal statute imposes interest rate caps on pawn loans. Effective January 1, 2011, the Prenda Fácil storefront locations are no longer organized as SOFOMS, and those locations are now regulated by a federal consumer protection agency, Procuraduría Federal del Consumidor (“PROFECO”). PROFECO regulates the form and terms of pawn loan contracts and many operating standards and procedures for pawnshops, including retail operations. Neither PROFECO nor the federal statute imposes interest rate caps on pawn loans. The pawn industry in Mexico is also subject to various regulations in the areas of tax compliance, customs, consumer protection and employment matters, among others, by various federal, state and local governmental agencies. Additionally, certain states have pawn statutes that require pawnshops to be licensed and regulate certain aspects of a pawn operation such as rate, pawn tickets and other terms of the pawn transaction.

Consumer Loan Regulations

The Company offers consumer loan products in most of its U.S. pawn lending locations, in all of its consumer loan storefront locations and over the internet. Each state in which the Company originates consumer loan products, including consumer loans made online, has specific laws dealing with the conduct of this business. The same regulations generally apply to consumer loans made both in storefront locations and online. These laws and regulations typically restrict the amount of finance and service charges that may be assessed and limit the customer’s ability to renew or extend these consumer loans. In many instances, the regulations also limit the aggregate amount that a provider may advance (and, in some cases, the number of consumer loans the provider may make) to any one customer at one time. Consumer loan lenders typically must be licensed by the state licensing authority in order to offer the consumer loan product in that state. Some states require consumer loan lenders to report their customers’ consumer loan activities to a state-wide database, and such lenders are generally restricted from making consumer loans to customers who may have a certain amount of consumer loans outstanding with other lenders. Certain states require that the Company be registered or licensed under state law in order to perform the administrative services that it performs for third-party lenders. Failure to observe a state’s legal requirements for consumer loan lending could result, among other things, in a loss of consumer loan licenses in that state, the imposition of fines or customer refunds, and other civil and/or criminal penalties. The consumer loan business is also subject to various laws, rules and guidelines relating to the procedures and disclosures needed for debiting a debtor’s checking account for amounts due via an ACH transaction. Additionally, the Company uses the Federal Fair Debt Collection Practices Act (“FDCPA”) as a guide to operating its collection activities and complies with all applicable state collection practices laws. Furthermore, with respect to online consumer loans, the Company is subject to various state and federal e-signature rules mandating that certain disclosures be made and certain steps be followed in order to obtain and authenticate e-signatures. Additional federal regulations governing consumer loan businesses are described in “Other Regulations Affecting Lending Operations” below.

Short-term consumer loans have come under increased regulatory scrutiny in recent years that has resulted in increasingly restrictive regulations and legislation that has eliminated the offering of consumer loans in certain states or has made offering such loans less profitable or unattractive to the Company.

In addition to the federal, state and local regulatory requirements applicable to consumer loan products, the Company, as a leading member of the Community Financial Services Association of America (the “CFSA”), also adheres to the guidelines for responsible lending promulgated by the CFSA. The CFSA is a national association of responsible lenders that encourages responsible industry practices and promotes consumer loan legislation and regulation to provide consumer loan customers with substantive consumer protections while preserving their access to short-term credit options. The CFSA requires its members to follow the CFSA’s guidelines for responsible lending, to promote responsible lending practices in the consumer loan industry, and to ensure that customers have complete information about their loan and are treated fairly and in compliance with the laws applicable to their loan. Among other things, the guidelines developed by the CFSA include:

—

Fully and clearly disclosing the terms of each loan, including prominent disclosure of the service fee amount as both a dollar amount and as an annual percentage rate, as required by the Federal Truth in Lending Act and applicable state laws;

—

Providing customers who are unable to repay a loan according to its original terms an opportunity, at least once in a 12-month period, to repay the loan in installments over an extended period at no extra cost;

—	Limiting loan rollovers (or extensions of outstanding consumer loans) to four, or less if required by applicable state law;
—	Requiring compliance with applicable laws, including limiting rates or fees charged to those permitted by applicable state or federal law;
—	Providing customers a one-day right to rescind any consumer loan transaction without incurring any additional charges;
—	Encouraging consumer responsibility by promoting responsible use of consumer loans;
—	Collecting past due amounts in a professional, fair and lawful manner, and utilizing the FDCPA as guidance for collection activities;
—	Prohibiting the taking or threatening of criminal action against a customer as a result of the customer’s check being returned unpaid or the customer’s account not being paid;
—	Participating in self-policing the industry and reporting violations of CFSA’s Best Practices to the CFSA, including agreeing to maintain and post a toll-free consumer hotline number; and
—

Requiring that lenders providing payday advances through the internet must be licensed in each state where its payday advance customers reside and must comply with the disclosure, rollover, rate, and other requirements imposed by each such state, unless such state does not require the lender to be licensed or to comply with such provisions.

The Company is also a member of the Online Lenders Alliance (“OLA”), which is a professional organization representing the growing industry of U.S. based companies offering online consumer loans. All member companies have agreed to a list of best practices and a Code of Conduct developed by OLA to ensure that consumer loan customers are fully informed, fairly treated and are using all lending products and practices responsibly. The OLA also has been tasked with clearing up misconceptions and myths surrounding the online lending industry and educating the public, legislators and regulators about the demand for and importance of consumer loan products on the internet.

Check Cashing Regulations

The Company offers check cashing services at its Mr. Payroll branded check cashing facilities and at many of its pawn lending locations and consumer loan storefront locations. Some states require check cashing companies to meet minimum bonding or capital requirements and to comply with record-keeping requirements. Some states require check cashers to be licensed and have adopted ceilings on check cashing fees. Failure to observe a state’s legal requirements for check cashing could result, among other things, in a loss of the check cashing license in that state, the imposition of fines or customer refunds, and other civil and/or criminal penalties. In addition to state regulations applicable to check cashing companies, the Company’s check cashing activities also must comply with applicable federal regulations. The principal federal regulations governing check cashing operations are described in “Other Regulations Affecting Lending Operations” below.

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

The Federal Equal Credit Opportunity Act prohibits discrimination against any credit applicant on the basis of any protected category, such as race, color, religion, national origin, sex, marital status, or age, and requires the Company to notify credit applicants of any action taken on the individual’s credit application. The Company must provide a loan applicant a Notice of Adverse Action when the Company denies an application for credit, which, among other things, informs the applicant of the action taken regarding the credit application and of their right to learn the specific reasons for the denial of credit.

The Company is also subject to the Federal Truth in Lending Act (and its underlying regulations, known as Regulation Z) and the Fair Credit Reporting Act. These laws require the Company to provide certain disclosures to prospective borrowers and protect against unfair credit practices. The principal disclosures required under the Truth in Lending Act are intended to promote the informed use of consumer credit. Under the Truth in Lending Act, the Company, when acting as a lender, is required to disclose certain material terms related to a credit transaction, including, but not limited to, the annual percentage rate, finance charge, amount financed, total of payments, the number and amount of payments and payment due dates to repay the indebtedness. The Fair Credit Reporting Act regulates the collection, dissemination and use of consumer information, including consumer credit information. The Fair Credit Reporting Act requires the Company to (a) provide certain information to consumers whose credit applications are not approved on the basis of a report obtained from a consumer reporting agency, (b) promptly update any credit information reported to a credit reporting agency about a consumer and (c) allow a process by which consumers may inquire about credit information furnished by the Company to a consumer reporting agency.

The Company is also subject to the USA PATRIOT Act under which the Company must maintain an anti-money laundering compliance program covering certain of its business activities. The program must include: (1) the development of internal policies, procedures, and controls; (2) designation of a compliance officer; (3) an ongoing employee training program; and (4) an independent audit function to test the program. In addition, the U.S. Treasury Department’s Office of Foreign Assets Control requires that assets and transactions involving target countries and their nationals be frozen.

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

Since October 2007, federal law caps the annual percentage rate that may be charged on loans made to active duty military personnel and their immediate families at 36%. This 36% annual percentage rate cap applies to a variety of loan products, including consumer loans, though it does not apply to pawn loans, and has eliminated the offering of consumer loans by the Company to military personnel and their immediate families.

The Federal Fair and Accurate Credit Transaction Act requires the Company to adopt written guidance and procedures for detecting, preventing, and responding appropriately to mitigate, identity theft and to adopt various coworker policies, procedures, and provide coworker training and materials, that address the importance of protecting non-public personal information and aid the Company in detecting and responding to suspicious activity, including suspicious activity that may suggest a possible identity theft red flag, as appropriate.

Casualty insurance, including burglary coverage, is maintained for each of the Company’s locations, and fidelity coverage is maintained on each of the Company’s employees.

The Company’s franchising activities are subject to various federal and state regulations that, among other things, mandate disclosures to prospective franchisees and other requirements.

In addition, see “Recent Regulatory Developments” for a discussion of the recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010. The Company could be subject to changes in regulations and other foreign changes as discussed under “Item 1A. Risk Factors—Risks Related to the Company’s Business and Industry—Adverse changes in laws or regulations affecting the Company’s short-term consumer loan services could negatively impact the Company’s operations” and “The Company’s operations in Mexico, the United Kingdom, Australia, and Canada are subject to political or regulatory changes or significant changes in the economic environment and other concerns.”

Management of the Company believes its operations are conducted in material compliance with all federal, state and local laws and ordinances applicable to its business.

Company and Website Information.

The Company’s principal executive offices are located at 1600 West 7th Street, Fort Worth, Texas 76102-2599, and its telephone number is (817) 335-1100.

The Company’s website is located at www.cashamerica.com. Through its website, the Company provides free access to its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to those reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after such reports are electronically filed with or furnished to the Securities and Exchange Commission (the “SEC”). The SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov.

Executive Officers of the Registrant

The Company elects its executive officers annually. The Company’s executive officers, and information about each, are listed below. There is no family relationship between any of the executive officers.

Name	Age	Position
Daniel R. Feehan	60	Chief Executive Officer and President
Thomas A. Bessant, Jr.	52	Executive Vice President – Chief Financial Officer
Timothy S. Ho	30	President – E-Commerce Division
Dennis J. Weese	47	President – Retail Services Division
J. Curtis Linscott	45	Executive Vice President – General Counsel and Secretary

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

Timothy S. Ho has been President – E-Commerce Division since October 1, 2008. Mr. Ho joined Enova Financial (formerly known as CashNetUSA) in January 2006 as Director of Process Development, and he joined the Company in September 2006 as Vice President of Business Development in conjunction with Cash America’s acquisition of CashNetUSA. Mr. Ho served as Senior Vice President – Strategic Development-E-Commerce Division from February 2008 until October 2008 where he oversaw the division’s strategy, marketing and analytics. Prior to joining Enova Financial, Mr. Ho worked in program management at GE Healthcare in Milwaukee, Wisconsin. He received a Bachelor of Science degree in Computer Science from the University of Illinois.

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

J. Curtis Linscott has been Executive Vice President – General Counsel and Secretary since May 2006. He was appointed Vice President, General Counsel and Corporate Secretary in May 2005. Mr. Linscott joined the Company in 1995, serving as Associate General Counsel and Vice President – Associate General Counsel. Before joining the Company, he was in private law practice with Kelly, Hart & Hallman, P.C. for five years. He received his law degree from the University of Kansas School of Law in 1990 and an undergraduate degree in Marketing from Kansas State University.

ITEM 1A.	RISK FACTORS

The Company’s business and future results may be affected by a number of risks and uncertainties that should be considered carefully in evaluating the Company. There may be additional risks and uncertainties to those listed below that are not currently known to the Company or that management currently deems immaterial that may also impair the Company’s business operations. The occurrence of one or more of the events listed below could have a significant adverse affect on the Company’s business, prospects, financial condition, results of operations and cash flows.

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

In particular, consumer loans have come under increased regulatory scrutiny in the United States in recent years that has resulted in increasingly restrictive regulations and legislation that makes offering such loans less profitable or unattractive to the Company. Regulations adopted by some states require that all borrowers of certain short-term loan products be listed on a database and limit the number of such loans a borrower may have outstanding. Other regulations adversely impact the availability of the Company’s consumer loan products to active duty military personnel. Legislative or regulatory activities may also limit the amount of interest and fees to levels that do not permit the offering of consumer loans to be feasible or may limit the number of consumer loans that customers may receive or have outstanding.

Certain consumer advocacy groups and federal and state legislators have also asserted that laws and regulations should be tightened so as to severely limit, if not eliminate, the availability of certain short-term products to consumers, despite the significant demand for it. In particular, both the executive and legislative branches of the federal government have recently exhibited an increased interest in debating legislation that could further regulate short-term consumer loan products. The U.S. Congress has debated, and may in the future debate, proposed legislation that could, among other things, place a cap on the effective annual percentage rate on consumer loan transactions (which could encompass both the Company’s consumer loan and pawn businesses), place a cap on the dollar amount of fees that may be charged for consumer loans, ban rollovers (payment of a fee to extend the term of a consumer loan), require the Company to offer an extended payment plan, allow for minimal origination fees for advances, limit refinancings and the rates to be charged for refinancings and require short-term lenders to be bonded.

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

The Company follows legislative and regulatory developments in each state where it does business. In addition, recent legislative changes that have been enacted in Arizona, Colorado, Illinois, Maryland, Montana and Wisconsin impact the consumer loan products the Company has historically offered in those states. Due to these legislative changes, the Company has ceased offering consumer loans in the States of Arizona and Montana and the Credit Services Organization program in Maryland. In addition, these changes have also altered the parameters upon which the Company offers consumer loans to consumers in the other states mentioned above; therefore, reducing the profitability and the volume of the consumer loans the Company offers to customers in these other states. See “Item 1. Business—Recent Developments—Recent Regulatory Developments” for additional information regarding recent developments in these states.

The Company cannot currently assess the likelihood of any future unfavorable federal or state legislation or regulations being proposed or enacted. The Company is closely monitoring proposed legislation being discussed in states such as Kentucky, Mississippi, Missouri, Ohio and Texas, among others. There can be no assurance that additional legislative or regulatory initiatives will not be enacted that could severely restrict, prohibit or eliminate the Company’s ability to offer a short-term loan product. Any federal or state legislative or regulatory action that severely restricts, by imposing an annual percentage rate limit on consumer loan transactions or otherwise prohibits, or places restrictions on, consumer loans and similar services, if enacted, could have a material adverse impact on the Company’s business, prospects, results of operations and financial condition and could impair the Company’s ability to continue current operations.

In addition to state and federal laws and regulations, the Company’s business is subject to various local rules and regulations such as local zoning regulation and permit licensing. Local jurisdictions’ efforts to restrict pawnshop operations and short-term lending through the use of local zoning and permitting laws have been increasing. Actions taken in the future by local governing bodies to require special use permits for, or impose other restrictions on consumer locations or short-term lenders could have a material adverse effect on the Company’s business, prospects, results of operations and financial condition and could impair the Company’s ability to continue current operations.

Media reports and public perception of consumer loans as being predatory or abusive could materially adversely affect the Company’s consumer loan business.

In recent years, consumer advocacy groups and some media reports have advocated governmental action to prohibit or place severe restrictions on short-term consumer loans. The consumer advocacy groups and media reports generally focus on the cost to a consumer for this type of loan, which is alleged to be higher than the interest typically charged by banks to consumers with better credit histories. The consumer advocacy groups and media reports do not discuss the lack of viable alternatives for the Company’s customers’ borrowing needs or the comparatively higher cost to the customer when alternatives are not available, instead they characterize these short-term consumer loans as predatory or abusive despite the large customer demand for these loans. If the negative characterization of these types of loans becomes increasingly accepted by consumers, demand for the consumer loan products could significantly decrease, which could materially affect the Company’s results of operations and financial condition. Additionally, if the negative characterization of these types of loans is accepted by legislators and regulators, the Company could become subject to more restrictive laws and regulations that could materially adversely affect the Company’s financial condition and results of operations and could impair the Company’s ability to continue current operations.

The failure of third-parties who provide products, services or support to the Company to maintain their products, services or support could disrupt Company operations or result in a loss of revenue.

The Company’s consumer loan revenues depend in part on the willingness and ability of unaffiliated third-party lenders to make loans to customers and with other third parties to provide services to facilitate lending and loan underwriting in both the storefront and online lending consumer loan channels. The loss of the relationship with any of these third parties, and an inability to replace them or the failure of these third parties to maintain quality and consistency in their programs or services or to have the ability to provide their products and services, could cause the Company to lose customers and substantially decrease the revenues and earnings of the Company’s consumer loan business. The Company makes other non-consumer loan products and services provided by various third-party vendors available to its customers. If a third-party provider fails to provide its product or service, does not maintain its quality and consistency or fails to have the ability to provide their products and services, the Company could lose customers and related revenue from those products or services. The Company also uses third parties to support and maintain certain of its communication systems and computerized point-of-sale and information systems. The failure of such third parties to fulfill their support and maintenance obligations could disrupt the Company’s operations.

The Company’s operations in Mexico, the United Kingdom, Australia, and Canada are subject to political or regulatory changes or significant changes in the economic environment and other concerns.

Significant regulatory or political changes in Mexico or changes in Mexico’s economic environment could restrict the ability of the Company to sustain or expand its pawn operations in Mexico, which could materially adversely affect the Company’s business, prospects, results of operations and financial condition and could impair the Company’s ability to continue current operations in Mexico. In Mexico, restrictions and regulations affecting pawn services, including licensing restrictions, disclosure requirements and limits on interest rates could be proposed from time to time. The Company also maintains business relationships with significant third party service providers of labor and technology services. The failure of these or other key service providers to fulfill their obligations as a result of regulatory, political, economic or other factors could disrupt the Company’s operations in Mexico. Mexico is also subject to other potential risks and uncertainties that are beyond the Company’s control, such as violence, social unrest, enforcement of property rights and public safety and security, that could restrict or eliminate the Company’s ability to operate some or all of its locations in Mexico or significantly reduce customer traffic or demand.

In addition, the Company offers consumer loans, either directly or through an independent third-party lender, over the internet to customers in Australia, Canada and the United Kingdom. If political, regulatory or economic conditions deteriorate in any of these countries, the Company’s ability to continue making consumer loans in such countries could be limited and could have a material adverse effect on the Company’s foreign operations.

Current and future litigation or regulatory proceedings could have a material adverse effect on the Company’s business, prospects, results of operations and financial condition.

The Company is currently subject to lawsuits that could cause it to incur substantial expenditures and generate adverse publicity. The Company is also likely to be subject to further litigation in the future. The consequences of an adverse ruling in any current or future litigation could cause the Company to have to refund fees and/or interest collected, refund the principal amount of advances, pay treble or other multiple damages, pay monetary penalties and/or modify or terminate the Company’s operations in particular states. Defense of any lawsuit, even if successful, could require substantial time and attention of the Company’s management and could require the expenditure of significant amounts for legal fees and other related costs. Settlement of lawsuits may also result in significant payments and modifications to the Company’s operations. The Company is also subject to regulatory proceedings, and the Company could suffer losses from interpretations of state laws in those regulatory proceedings, even if it is not a party to those proceedings. Any of these events could have a material adverse effect on the Company’s business, prospects, results of operations and financial condition and could impair the Company’s ability to continue current operations.

A decreased demand for the Company’s products and specialty financial services and failure of the Company to adapt to such decrease could adversely affect results of operations and financial condition.

Although the Company’s products and services are a staple of its customer base, the demand for a particular product or service may decrease due to a variety of factors, such as regulatory restrictions that reduce customer access to particular products, the availability of competing products or changes in customers’ financial conditions. Should the Company fail to adapt to a significant change in its customers’ demand for, or access to, its products, the Company’s revenues could decrease significantly. Even if the Company does make adaptations or introduce new products to fulfill customer demand, customers may resist or may reject products whose adaptations make them less attractive or less available. In any event, the effect of any product change on the results of the Company’s business may not be fully ascertainable until the change has been in effect for some time. In particular, the Company has changed, and will continue to change, some of the consumer loan operations of the Company and the products it offers.

The failure to successfully integrate newly acquired businesses into the Company’s operations could negatively impact the Company’s performance.

The Company made significant acquisitions in 2010 involving a 39-store chain of pawn lending locations that operate in Washington and Arizona under the names “Maxit” and “Pawn X-Change” and in 2008 involving a new product line and business model as well as a significant entry into a foreign market (Mexico). The Company has historically grown through strategic acquisitions and a key component of the Company’s future strategy is to continue to pursue attractive acquisition opportunities. The success of recent and future acquisitions is, and will be, dependent upon the Company effectively integrating the management, operations and technology of acquired businesses into the Company’s existing management, operations and technology platforms. The failure to successfully integrate acquired businesses into the Company’s organization could materially adversely affect the Company’s business, prospects, results of operations and financial condition. In addition, any acquisition has the risk that the Company may not realize a return on the acquisition or the Company’s investment.

If the Company’s allowance for losses and accruals for losses on third-party lender-owned consumer loans are not adequate to absorb losses, the Company’s results of operations and financial condition may be adversely affected.

As more fully described under “Item 8. Financial Statements and Supplementary Data— Note 5,” the Company utilizes a variety of underwriting criteria, monitors the performance of its consumer loan portfolios and maintains either an allowance or accrual for losses on consumer loans (including fees and interest) at a level estimated to be adequate to absorb credit losses inherent in the receivables portfolio and expected losses from CSO guarantees. The allowance deducted from the carrying value of consumer loans was $38.9 million at December 31, 2010, and the accrual for losses on third-party lender-owned consumer loans was $2.8 million at December 31, 2010. These reserves are estimates, and if actual loan losses are materially greater than the Company’s reserves, the Company’s results of operations and financial condition could be adversely affected.

A sustained deterioration in the economy could reduce demand for the Company’s products and services and result in reduced earnings.

A sustained deterioration in the economy could cause deterioration in the performance of the Company’s pawn loan or consumer loan portfolios and in consumer demand for pre-owned merchandise such as the merchandise sold in the Company’s pawnshops. An economic slowdown could result in a decreased number of consumer loans being made to customers due to higher unemployment or an increase in loan defaults in the Company’s consumer loan products. During an economic slowdown, the Company could be required to tighten its underwriting standards, which would likely reduce consumer loan balances, and could face more difficulty in collecting defaulted consumer loans, which could lead to an increase in loan losses. While the credit risk for much of the Company’s pawn lending is mitigated by the collateralized nature of pawn lending, a sustained deterioration in the economy could reduce the demand and resale value of pre-owned merchandise and reduce the amount that the Company could effectively lend on an item of collateral. Such reductions could adversely affect pawn loan balances, pawn loan redemption rates, inventory balances, inventory mixes and gross profit margins.

The Company is subject to impairment risk.

At December 31, 2010, the Company had goodwill totaling $543.3 million, consisting of $333.0 million related to the retail services segment and $210.3 million related to the e-commerce segment, on its consolidated balance sheets, all of which represent assets capitalized in connection with the Company’s acquisitions and business combinations. In addition, at December 31, 2010, the Company had intangible assets, net of accumulated amortization, of $31.2 million, consisting of $30.1 million related to its retail services segment and $1.1 million related to the e-commerce segment. Accounting for intangible assets requires significant management estimates and judgment. Events may occur in the future and the Company may not realize the value of these intangible assets. Management performs periodic reviews of the carrying values of the intangible assets to determine whether events and circumstances indicate that an impairment in value may have occurred. A variety of factors could cause the carrying value of an intangible asset to become impaired. Should a review indicate impairment, a write-down of the carrying value of the intangible asset would occur, resulting in a non-cash charge, which would adversely affect the Company’s results of operations and could also lead to the Company’s inability to comply with certain covenants in the Company’s financing documents, which could cause a default under those agreements.

The Company may be unable to protect its proprietary technology or keep up with that of its competitors.

The success of the Company’s business, particularly its online lending business, depends to a significant degree upon the protection of its software and other proprietary intellectual property rights. The Company may be unable to deter misappropriation of its proprietary information, detect unauthorized use or take appropriate steps to enforce its intellectual property rights. In addition, competitors could, without violating the Company’s proprietary rights, develop technologies that are as good as or better than its technology. The Company’s failure to protect its software and other proprietary intellectual property rights or to develop technologies that are as good as its competitors’ could put the Company at a disadvantage to its competitors. Any such failures could have a material adverse effect on the Company’s business.

Some of the Company’s debt agreements contain financial covenants and other restrictions that may limit its ability to operate its business.

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

Some of the Company’s debt agreements also require the Company to maintain certain financial ratios. The covenants and restrictions contained in the debt agreements could limit the Company’s ability to fund its business, make capital expenditures, and make acquisitions or other investments in the future. Any failure to comply with any of these financial and other affirmative and negative covenants would constitute an event of default under the debt agreements, entitling the lenders to, among other things, terminate future credit availability under the agreement, and/or increase the interest rate on outstanding debt, and/or accelerate the maturity of outstanding obligations under that agreement. Any such default could materially adversely affect the Company’s business, prospects, results of operations and financial condition and could impair the Company’s ability to continue current operations.

The Company’s foreign operations subject the Company to foreign exchange risk.

The Company is subject to the risk of unexpected changes in foreign currency exchange rates by virtue of its loans to residents of Australia, Canada and the United Kingdom and its operations in Mexico. The Company’s results of operations and certain of its intercompany balances associated with the Company’s Australia, Canada, United Kingdom and Mexico loans are denominated in their respective currencies and are, as a result, exposed to foreign exchange rate fluctuations. Upon consolidation, as exchange rates vary, net sales and other operating results may differ materially from expectations, and the Company may record significant gains or losses on the remeasurement of intercompany balances.

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

Changes in the Company’s financial condition or a potential disruption in the capital markets could reduce available capital.

In the past, the Company has accessed the debt capital markets to refinance existing debt obligations and to obtain capital to finance growth. Efficient access to these markets is critical to the Company’s ongoing financial success; however, the Company’s future access to the debt capital markets could become restricted due to a variety of factors, including a deterioration of the Company’s earnings, cash flows, balance sheet quality, or overall business or industry prospects, a disruption or deterioration in the state of the capital markets or a negative bias toward the Company’s industry by market participants. Disruptions and volatility in the capital markets may cause banks and other credit providers to restrict availability of new credit facilities and require higher pricing upon renewal of existing credit facilities. The Company’s ability to obtain additional financing in the future will depend in part upon prevailing capital market conditions, and a potential disruption in the capital markets may adversely affect the Company’s efforts to arrange additional financing on terms that are satisfactory to the Company. If adequate funds are not available, or are not available on acceptable terms, the Company may not be able to make future investments, take advantage of acquisitions or other opportunities, or respond to competitive challenges and this, in turn, could adversely affect the Company’s ability to advance its strategic plans. Additionally, if the capital and credit markets experience volatility and the availability of funds is limited, third parties with whom the Company does business may incur increased costs or business disruption and this could adversely affect the Company’s business relationships with such third parties.

Failure to satisfy the Company’s debt obligations could have a material adverse effect on the Company’s business.

As of December 31, 2010, the Company had $456.7 million total debt outstanding, including the Company’s credit facilities, senior unsecured notes and 2009 Convertible Notes as more fully described under “Item 8. Financial Statements and Supplementary Data — Note 10.” If the Company is unable to generate sufficient cash flow or otherwise obtain funds necessary to make required payments on these debt obligations or if it is in breach of the covenants contained in the debt agreements it would default under the terms of the applicable agreement or indenture. Any such default could result in an acceleration of the repayment obligations to such lenders as well as the lenders under any of its other debt agreements under applicable cross default provisions. Any such default could materially adversely affect the Company’s business, prospects, results of operations and financial condition and could impair the Company’s ability to continue current operations.

The Company’s reported results could be adversely affected by the implementation of new, or changes in the interpretation of existing, accounting principles or financial reporting requirements.

The Company prepares its financial statements in accordance with generally accepted accounting principles in the United States (“GAAP”), and GAAP and its interpretations are subject to change over time. If new rules or interpretations of existing rules require the Company to change its financial reporting (including the proposed lease accounting changes and the adoption of International Financial Reporting Standards in the United States), the Company’s results of operations and financial condition could be materially adversely affected, and the Company could be required to restate historical financial reporting.

The Company may incur property, casualty or other losses not covered by insurance.

The Company maintains a program of insurance coverage for various types of property, casualty and other risks. The types and amounts of insurance that the Company obtains vary from time to time, depending on availability, cost and management’s decisions with respect to risk retention. The policies are subject to deductibles and exclusions that result in the Company’s retention of a level of risk on a self-insurance basis. Losses not covered by insurance could be substantial and may increase the Company’s expenses, which could harm the Company’s results of operations and financial condition.

The Company’s business depends on the uninterrupted operation of the Company’s facilities, systems and business functions, including its information technology and other business systems.

The Company’s business, particularly its online lending business, depends highly upon its employees’ ability to perform, in an efficient and uninterrupted fashion, necessary business functions, such as internet support, call centers, and processing and making consumer loans. Additionally, the Company’s storefront operations depend on the efficiency and reliability of the Company’s point-of-sale system. A shut-down of or inability to access the facilities in which the Company’s internet operations, storefront point-of-sale system and other technology infrastructure are based, such as a power outage, a failure of one or more of its information technology, telecommunications or other systems, or sustained or repeated disruptions of such systems could significantly impair its ability to perform such functions on a timely basis and could result in a deterioration of the Company’s ability to write and process internet consumer loans, perform efficient storefront lending and merchandise disposition activities, provide customer service, perform collections activities, or perform other necessary business functions. Any such interruption could materially adversely affect the Company’s business, prospects, results of operations and financial condition.

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

The Company has many competitors to its core lending and merchandise disposition operations. Its principal competitors are other pawnshops, consumer loan companies, credit service organizations, online lenders, consumer finance companies and other financial institutions that serve the Company’s primary customer base. Many other financial institutions or other businesses that do not now offer products or services directed toward the Company’s traditional customer base, many of whom may be much larger than the Company, could begin doing so. Significant increases in the number and size of competitors for the Company’s business could result in a decrease in the number of consumer loans or pawn loans that the Company writes, resulting in lower levels of revenues and earnings in these categories. Furthermore, the Company has many competitors to its retail operations, such as retailers of new merchandise, retailers of pre-owned merchandise, other pawnshops, thrift shops, internet retailers and internet auction sites. Increased competition or aggressive marketing and pricing practices by these competitors could result in decreased revenues, margins and turnover rates in the Company’s retail operations.

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

The Company’s common stock is traded on the New York Stock Exchange. The market price of the Company’s common stock has been volatile and could fluctuate substantially based on a variety of factors, including the following:

•	variations in results of operations;
•	legislative or regulatory changes, and in particular, legislative or regulatory changes affecting the Company’s consumer loan operations;
•	fluctuations in commodity prices;
•	general trends in the industry;
•	market conditions; and
•	analysts’ estimates and other events in the consumer finance industry.

The market price for the Company’s common stock has varied between a high of $42.35 on April 23, 2010 and a low of $30.00 on August 20, 2010 in the twelve-month period ended December 31, 2010. The Company’s stock price is likely to continue to be volatile and subject to significant price and volume fluctuations in response to market and other factors, including the other factors discussed in “Risks Related to the Company’s Business and Industry,” variations in the Company’s quarterly operating results from management’s expectations or those of securities analysts or investors, downward revisions in securities analysts’ estimates and announcements by the Company or its competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments.

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

The Company may, in the future, issue its previously authorized and unissued shares of common stock, including the potential issuance of shares of common stock upon conversion of the 2009 Convertible Notes (as more fully described under “Item 8. Financial Statements and Supplementary Data—Note 10”), resulting in the dilution of the ownership interests of the Company’s shareholders. The Company is currently authorized to issue up to 80,000,000 shares of common stock, par value $0.10 per share, and as of February 16, 2011 the Company had 29,592,871 shares of common stock issued and outstanding. The potential issuance of additional shares of common stock may create downward pressure on the trading price of the Company’s common stock. The Company may also issue additional shares of its common stock or other securities that are convertible into or exercisable for common stock for capital-raising or other business purposes. Future sales of substantial amounts of common stock, or the perception that sales could occur, could have a material adverse effect on the price of the Company’s common stock.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

As of December 31, 2010, the Company owned the real estate and buildings for 11 of its retail services locations. The Company’s headquarters, which the Company also owns, are located in a nine-story office building adjacent to downtown Fort Worth, Texas. In addition, the Company has other corporate locations in Fort Worth, Texas and Cincinnati, Ohio which are used for both its retail services and e-commerce segment. Corporate locations in Chicago and Gurnee, Illinois and Irvine, California are used in the Company’s e-commerce segment, and a corporate location in Mexico City, Mexico is used in its retail services segment. These properties and substantially all of the Company’s retail services locations are leased under non-cancelable operating leases with initial lease periods of one to 20 or more years.

In the table below, as of December 31, 2010, the retail services locations column includes the number of domestic and foreign Company-owned retail services locations (excluding six Mr. Payroll check cashing locations that the Company also owns and operates in Texas), and the e-commerce column includes the states in the United States and other foreign countries where the Company’s e-commerce segment operates.

	Retail Service Locations	E-Commerce

United States:
Alabama	9	Y
Alaska	6	Y
Arizona	21	Y
California	23	Y
Colorado	5	Y
Delaware	-	Y
Florida	72	Y
Georgia	17	-
Hawaii	-	Y
Idaho	-	Y
Illinois	16	Y
Indiana	38	-
Kansas	-	Y
Kentucky	22	-
Louisiana	23	Y
Maine	-	Y
Maryland	-	Y
Michigan	11	Y
Minnesota	-	Y
Mississippi	-	Y
Missouri	17	Y
Nevada	28	Y
New Mexico	-	Y
North Carolina	10	-
North Dakota	-	Y
Ohio	120	Y
Oklahoma	15	Y
Oregon	-	Y
Rhode Island	-	Y
South Carolina	6	Y
South Dakota	-	Y
Tennessee	22	-
Texas	248	Y
Utah	7	Y
Washington	34	Y
Wisconsin	-	Y
Wyoming	-	Y

Total U.S.	770	-
Number of U.S. states	22	32
United Kingdom	-	Y
Australia	-	Y
Canada	-	Y
Mexico	180	-
Total Foreign	180	3
Number of Foreign Countries	1	3
Total Company	950	35

The Company considers its equipment, furniture and fixtures and owned buildings to be in good condition. The Company has its own construction supervisors who engage local contractors to selectively remodel and upgrade its retail services locations throughout the year.

The Company’s leases typically require the Company to pay all maintenance costs, insurance costs and property taxes. For additional information concerning the Company’s leases, see “Item 8. Financial Statements and Supplementary Data— Note 12.”

ITEM 3.	LEGAL PROCEEDINGS

On August 6, 2004, James E. Strong filed a purported class action lawsuit in the State Court of Cobb County, Georgia against Georgia Cash America, Inc., Cash America International, Inc. (together with Georgia Cash America, Inc., “Cash America”), Daniel R. Feehan, and several unnamed officers, directors, owners and “stakeholders” of Cash America. The lawsuit alleges many different causes of action, among the most significant of which is that Cash America made illegal short-term loans in Georgia in violation of Georgia’s usury law, the Georgia Industrial Loan Act and Georgia’s Racketeer Influenced and Corrupt Organizations Act. Community State Bank (“CSB”) for some time made loans to Georgia residents through Cash America’s Georgia operating locations. The complaint in this lawsuit claims that Cash America was the true lender with respect to the loans made to Georgia borrowers and that CSB’s involvement in the process is “a mere subterfuge.” Based on this claim, the suit alleges that Cash America was the “de facto” lender and was illegally operating in Georgia. The complaint seeks unspecified compensatory damages, attorney’s fees, punitive damages and the trebling of any compensatory damages. In November 2009, the trial court certified the case as a class action lawsuit, and Cash America appealed the certification. In October 2010, the appellate court affirmed the trial court’s grant of class certification and Cash America further appealed the class certification ruling to the Georgia Supreme Court where a decision is still pending. Cash America believes that the Plaintiffs’ claims in this suit are without merit and is vigorously defending this lawsuit.

Cash America and CSB also commenced a federal lawsuit on September 7, 2004 in the U.S. District Court for the Northern District of Georgia seeking to compel Mr. Strong to arbitrate his claims against Cash America and CSB. The U.S. District Court dismissed the federal action for lack of subject matter jurisdiction, and Cash America and CSB appealed the dismissal of their complaint to the U.S. Court of Appeals for the 11th Circuit. The 11th Circuit issued a panel decision in April 2007 reversing the district court’s dismissal of the action and remanding the action to the district court for a determination of the issue of the enforceability of the parties’ arbitration agreements. Plaintiff requested the 11th Circuit to review this decision en banc and this request was granted. The en banc rehearing took place in February 2008, and at the request of the 11th Circuit panel, the parties provided additional briefing in the summer of 2009 following a ruling by the United States Supreme Court that federal courts can compel arbitration of a state court action in certain instances. The parties are awaiting the 11th Circuit court’s decision. The Strong litigation is still at an early stage, and neither the likelihood of an unfavorable outcome nor the ultimate liability, if any, with respect to this litigation can be determined at this time.

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

On March 5, 2009, Peter Alfeche filed a purported class action lawsuit in the United States District Court for the Eastern District of Pennsylvania against Cash America International, Inc., Cash America Net of Nevada, LLC (“CashNet Nevada”), Cash America Net of Pennsylvania, LLC and Cash America of PA, LLC, d/b/a CashNetUSA.com (collectively, “CashNetUSA”). The lawsuit alleges, among other things, that CashNetUSA’s online consumer loan activities in Pennsylvania were illegal and not in accordance with the Pennsylvania Loan Interest Protection Law or the licensing requirements of the CDCA. The lawsuit also seeks declaratory judgment that several of CashNetUSA’s contractual provisions, including choice of law and arbitration provisions, are not authorized by Pennsylvania law. The complaint seeks unspecified compensatory damages, attorney’s fees and the trebling of any compensatory damages. CashNetUSA filed a motion to enforce the arbitration provision located in the agreements governing the lending activities, and the Court has not yet ruled on this motion. The Alfeche litigation is still at an early stage, and neither the likelihood of an unfavorable outcome nor the ultimate liability, if any, with respect to this litigation can be determined at this time. CashNetUSA believes that the Plaintiffs’ claims in this suit are without merit and will vigorously defend this lawsuit.

On April 21, 2009, Yulon Clerk filed a purported class action lawsuit in the Court of Common Pleas of Philadelphia County, Pennsylvania, against CashNet Nevada and several other unrelated third-party lenders. The lawsuit alleges, among other things, that the defendants’ lending activities in Pennsylvania, including CashNet Nevada’s online consumer loan lending activities in Pennsylvania, were illegal and in violation of various Pennsylvania laws, including the Loan Interest Protection Law, the CDCA and the Unfair Trade Practices and Consumer Protection Laws. The complaint seeks payment of potential fines, unspecified damages, attorney’s fees and the trebling of certain damages. The defendants removed the case to the United States District Court for the Eastern District of Pennsylvania where the lawsuit now resides. The case was subsequently reassigned to the same judge presiding in the Alfeche litigation. In August 2009, the Court severed the claims against the other defendants originally named in the litigation. CashNet Nevada filed a motion with the federal court to enforce the arbitration provision located in the agreements governing the lending activities, and the Court has not yet ruled on this motion. The Clerk litigation is still at an early stage, and neither the likelihood of an unfavorable outcome nor the ultimate liability, if any, with respect to this litigation can be determined at this time. CashNet Nevada believes that the Plaintiffs’ claims in this suit are without merit and will vigorously defend this lawsuit.

The Company is also a defendant in certain routine litigation matters encountered in the ordinary course of its business. Certain of these matters are covered to an extent by insurance. In the opinion of management, the resolution of these matters will not have a material adverse effect on the Company’s financial position, results of operations or liquidity.

ITEM 4. (Removed and Reserved)

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a) Market for Registrant’s Common Equity

The New York Stock Exchange is the principal exchange on which the Company’s common stock, par value $0.10 per share, is traded under the symbol “CSH”. There were 572 shareholders of record (not including individual participants in security listings) as of February 10, 2011. The high and low sales prices of common stock as quoted on the New York Stock Exchange and cash dividend declared per share during 2010 and 2009 were as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

2010
High	$40.94	$42.35	$36.42	$38.25
Low	34.47	34.06	30.00	33.44

Cash dividend declared per share	0.035	0.035	0.035	0.035

2009
High	$29.49	$25.08	$30.74	$35.38
Low	11.60	15.36	21.54	29.45

Cash dividend declared per share	0.035	0.035	0.035	0.035

The Company expects that comparable cash dividends will continue to be paid in the future.

(c) Issuer Purchases of Equity Securities

The following table provides the information with respect to purchases made by the Company of shares of its common stock during each of the months in 2010:

Period	Total Number of Shares Purchased (Sold)(a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (b)	Maximum Number of Shares that May Yet Be Purchased Under the Plan (b)

January 1 to January 31	1,493	$36.19	-	860,524
February 1 to February 28	13,241	$37.59	-	860,524
March 1 to March 31	47,863	$39.65	40,000	820,524
April 1 to April 30	347	$38.15	-	820,524
May 1 to May 31	155,129	$36.03	155,100	665,424
June 1 to June 30	-	-	-	665,424
July 1 to July 31	100,085	$34.98	100,000	565,424
August 1 to August 31	90,445	$32.25	90,000	475,424
September 1 to September 30	966	$33.34	-	475,424
October 1 to October 31	380	$34.89	-	475,424
November 1 to November 30(c)	33	$36.23	-	475,424
December 1 to December 31	-	-	-	475,424
Total	409,982	$35.41	385,100

(a)

Includes shares purchased on the open market relating to compensation deferred by a director under the Cash America International, Inc. 2004 Long-Term Incentive Plan, as amended, and dividends reinvested in shares of the Company’s common stock in the Company’s Non-Qualified Deferred Compensation Plan of 286, 29, 31, 347, 29, 417, 380 and 33 shares for the months of January, February March, April, May, August, October and November, respectively, and shares withheld from employees as partial tax payments for shares issued under stock-based compensation plans of 1,207, 13,212, 7,832, 85, 28 and 966 shares for the months of January, February, March, July, August and September, respectively.

(b)

On October 24, 2007, the Board of Directors authorized the Company’s repurchase of up to a total of 1,500,000 shares of its common stock (the “2007 Authorization”). On January 26, 2011, the Board of Directors cancelled the 2007 Authorization and approved a new authorization to repurchase up to a total of 2,500,000 shares of the Company’s common stock.

ITEM 6.     SELECTED FINANCIAL DATA

Five-Year Summary of Selected Consolidated Financial Data

(dollars in thousands, except per share data)

(Unaudited)

	Year Ended December 31,
	2010		2009		2008		2007		2006
Statement of Income Data (a)
Total revenue	$1,293,339		$1,120,390		$1,030,794		$929,394		$694,514
Income from operations	207,132		175,652		148,706		133,509		104,019
Income before income taxes (b)	184,513		154,716		132,803		124,765		96,168
Net income attributable to Cash America
International, Inc. (b)	115,538		96,678		81,140		79,346		60,940
Net income per share:
Basic	$3.90		$3.26		$2.77		$2.68		$2.05
Diluted	$3.67		$3.17		$2.70		$2.61		$2.00
Dividends declared per share	$0.14		$0.14		$0.14		$0.14		$0.10
Weighted average shares:
Basic	29,640		29,639		29,327		29,643		29,676
Diluted	31,521		30,503		30,092		30,349		30,532

Balance Sheet Data at End of Year
Pawn loans	$218,408		$188,312		$168,747		$137,319		$127,384
Consumer loans, net	139,377		108,789		83,850		88,148		79,975
Merchandise held for disposition, net	124,399		113,824		109,493		98,134		87,060
Working capital	491,298		414,450		313,834		302,275		259,813
Total assets	1,427,186		1,269,655		1,186,510		904,644		776,244
Long-term debt	456,704		429,183		438,154		288,777		219,749
Total equity	802,731		683,199		579,735		496,602		440,728

Ratio Data at End of Year
Current ratio	4.8	x	4.1	x	3.1	x	3.8	x	3.2	x
Debt to equity ratio	56.9%		62.8%		75.6%		58.2%		49.9%

(a)   See “Item 8. Financial Statements and Supplementary Data— Note 3” for discussion of the Company’s acquisitions in 2006, 2008       and 2010.

(b)   These amounts include $6.3 million and $2.2 million, before provision for income taxes, related to the gain on the sale of foreign       notes in 2007 and the gain from the early termination of a lease contract in 2006, respectively.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

Cash America International, Inc. (the “Company”) provides specialty financial services to individuals through retail services locations and through electronic distribution platforms known as e-commerce activities. These services include secured non-recourse loans, commonly referred to as pawn loans and unsecured consumer loans.

Pawn loans are short-term (generally 30 to 90 days) made on the pledge of tangible personal property. Pawn loan fees and service charges revenue are generated from the Company’s pawn loan portfolio. A related activity of the pawn lending operations is the disposition of collateral from unredeemed pawn loans and the liquidation of a smaller volume of merchandise purchased directly from third-parties or from customers.

The Company’s consumer loan portfolio includes short-term single payment loans, longer-term multi-payment installment loans, credit services and participation interests purchased from third parties in the micro line of credit (or “MLOC”) services channel. Consumer loans provide customers with cash, typically in exchange for a promissory note or other repayment agreement supported, in most cases, by that customer’s personal check or authorization to debit that customer’s account via an electronic transaction for the aggregate amount of the payment due. Through the Credit Services Organization program (the “CSO program”), the Company provides a third-party lender’s consumer loan product in some markets by acting as a credit services organization on behalf of consumers in accordance with applicable state laws. These include credit services, loans arranged with independent third-party lenders, assistance in the preparation of loan applications and loan documents and acceptance of loan payments. The Company also guarantees the customer’s payment obligations in the event of default if the customer is approved for and accepts the loan. A customer who obtains a loan through the CSO program pays the Company a fee for these credit services (“CSO fees”). Although consumer loan transactions may take the form of loans, deferred check deposit transactions, credit services transactions, or the processing of, and the participation in receivables originated by, a third-party lender’s MLOC product, the transactions are referred to throughout this discussion as “consumer loans.”

During the second quarter of 2010, the Company renamed its Internet Services Division as the E-Commerce Division and realigned its operating segments into two reportable segments: retail services and e-commerce. The retail services segment includes all of the operations of the Company’s Retail Services Division, which is comprised of both domestic and foreign storefront locations that offer some or all of the following services: pawn lending, consumer loans, check cashing and other ancillary services such as money orders, wire transfers and pre-paid debit cards. (Most of these ancillary services are provided through third-party vendors.) The e-commerce segment includes the operations of the Company’s E-Commerce Division, which is composed of the Company’s domestic and foreign online channel (and includes the Company’s internet lending activities, as well as online gold buying activities and other ancillary services) and the Company’s MLOC services channel. The segment realignment was in response to a number of changing factors within the Company’s business. First, the Company’s business strategy now emphasizes the offering of a broad array of products such as pawn loans, gold buying, and consumer loans in most retail services locations, such that the previously reported delineation of pawn and consumer loan-centric locations became obsolete. Second, the Company’s management performance assessment, allocation of resources, and operating decisions migrated to a two segment structure with one Division President overseeing retail services activities and another Division President overseeing e-commerce activities. Third, the Company’s e-commerce products have expanded and now include activities such as MLOC services and online gold buying. Financial information for prior years reflects the current segment structure.

Retail Services Segment

The following table sets forth the number of domestic and foreign Company-owned and franchised locations in the Company’s retail services segment offering pawn lending, consumer lending, and other services as of December 31, 2010, 2009 and 2008.

	As of December 31,
	2010			2009			2008
	Domestic(a)(b)	Foreign(c)(d)	Total	Domestic(a)	Foreign(c)	Total	Domestic(a)	Foreign(c)	Total

Retail services locations offering:
Both pawn and consumer lending(e)	567	-	567	584	-	584	431	-	431
Pawn lending only	124	180	304	66	176	242	70	112	182
Consumer lending only	88	-	88	96	-	96	248	-	248
Other (f)	122	-	122	126	-	126	133	-	133
Total retail services	901	180	1,081	872	176	1,048	882	112	994

(a)	Includes locations that operate under the names “Cash America Pawn,” “SuperPawn,” “Cash America Payday Advance,” “Cashland,” “Maxit,” “Pawn X-Change” and “Mr. Payroll.” Maxit and Pawn X-Change were acquired in 2010.

(b)	Includes locations that operate in 28 states in the United States.

(c)	Includes locations that operate in central and southern Mexico under the name “Prenda Fácil,” of which the Company is a majority owner.

(d)	Includes locations that operate in 21 jurisdictions in Mexico.

(e)	As of December 31, 2010, 2009 and 2008, includes 425, 434 and 431 locations, respectively, that primarily engage in pawn lending activities (of which, nine, nine and 15, respectively, are unconsolidated franchised pawn lending locations) and 142, 150 and zero locations, respectively, that primarily engage in consumer loan activities.

(f)	As of December 31, 2010, 2009 and 2008, includes six, six and five consolidated Company-owned check cashing locations, respectively, and 116, 120 and 128 unconsolidated franchised locations, respectively.

E-Commerce Segment

As of December 31, 2010, the Company’s e-commerce segment consisted of:

•	consumer loans offered over the internet to customers:

•	in 32 states in the United States at http://www.cashnetusa.com,
•	in the United Kingdom at http://www.quickquid.co.uk,
•	in Australia at http://www.dollarsdirect.com.au, and
•	in Canada at http://www.dollarsdirect.ca

•

the MLOC services channel, which processed MLOC advances on behalf of a third-party lender during most of 2010 and had a participation interest in MLOC receivables that were outstanding in all 50 states and four other U.S. jurisdictions during the year ended December 31, 2010.

The MLOC services channel has most recently generated its earnings through loan processing services the Company provided for MetaBank related to the iAdvance MLOC product MetaBank made available on certain stored-value debit cards the bank issues, as well as from fees generated from participation interests the Company acquired in the receivables originated by MetaBank in connection with the iAdvance program. MetaBank terminated its iAdvance program as of October 13, 2010. The Company intends to continue pursuing the development of new MLOC opportunities during 2011.

CRITICAL ACCOUNTING POLICIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based on the Company’s consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the dates of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, merchandise held for disposition, allowance for losses on consumer loans, long-lived and intangible assets, income taxes, contingencies and litigation. Management bases its estimates on historical experience, empirical data and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. The development and selection of the critical accounting policies and the related disclosures below have been reviewed with the Audit Committee of the Board of Directors of the Company.

Management believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

Pawn loan fees and service charges revenue recognition. The Company accrues pawn loan fees and service charges revenue only on those pawn loans that the Company deems collectible based on historical loan redemption statistics. Pawn loans written during each calendar month are aggregated and tracked for performance. The gathering of this empirical data allows the Company to analyze the characteristics of its outstanding pawn loan portfolio and estimate the probability of collection of pawn loan fees and service charges. If the future actual performance of the loan portfolio differs significantly (positively or negatively) from expectations, revenue for the next reporting period would be likewise affected.

Due to the short-term nature of pawn loans, the Company can quickly identify performance trends. For 2010, $251.6 million, or 99.3%, of recorded pawn loan fees and service charges represented cash collected from customers and the remaining $1.7 million, or 0.7%, represented an increase in the pawn loan fees and service charges receivable during the year. At the end of the current year and based on the revenue recognition method described above, the Company had accrued $41.2 million of pawn loan fees and service charges receivable. Assuming the year-end accrual of pawn loan fees and service charges revenue was overestimated or underestimated by 10%, pawn loan fees and service charges revenue would decrease or increase by $4.1 million in 2010 and net income attributable to the Company would decrease or increase by $2.6 million, net of taxes. Some or all of the decrease would potentially be mitigated through the profit on the disposition of the related forfeited loan collateral. Any increase would be realized as additional service charge revenue.

Merchandise held for disposition. In the Company’s domestic operations, merchandise held for disposition consists primarily of forfeited collateral from pawn loans not repaid and merchandise that is purchased directly from third-parties or from customers. The carrying value of the forfeited collateral and other merchandise held for disposition is stated at the lower of cost (lower of cash amount loaned or market value) or market. With respect to the Company’s foreign pawn operations, collateral underlying unredeemed pawn loans is not owned by the Company; therefore, proceeds are recorded as pawn loan fees and service charges, rather than proceeds from disposition of merchandise when the collateral is sold. Management provides an allowance for returns and valuation based on its evaluation of the merchandise and historical shrinkage rates. Because pawn loans are made without recourse to the borrower, the Company does not investigate or rely upon the borrower’s creditworthiness, but instead bases its lending decision on an evaluation of the pledged personal property. The amount the Company is willing to finance is typically based on a percentage of the pledged personal property’s estimated disposition value. The Company uses numerous sources in determining an item’s estimated disposition value, including the Company’s automated product valuation system as well as catalogs, “blue books,” newspapers, internet research and previous experience with disposing of similar items. The Company performs a physical count of its merchandise in each location on multiple occasions on a cyclical basis and reviews the composition of inventory by category and age in order to assess the adequacy of the allowance.

Allowance for losses on consumer loans. The Company maintains either an allowance or accrual for losses on consumer loans (including fees and interest) at a level estimated to be adequate to absorb credit losses inherent in the outstanding combined Company and third-party lender portfolio (the portion owned by independent third-party lenders). The allowance for losses on Company-owned consumer loans offsets the outstanding consumer loan amounts in the consolidated balance sheets. Active third-party lender-originated consumer loans in which the Company does not have a participation interest are not included in the consolidated balance sheets. An accrual for contingent losses on third-party lender-owned consumer loans that are guaranteed by the Company is maintained and included in “Accounts payable and accrued expenses” in the consolidated balance sheets.

The Company aggregates and tracks consumer loans written during each calendar month to develop a performance history. The Company stratifies the outstanding combined consumer loan portfolio by age, delinquency and stage of collection when assessing the adequacy of the allowance or accrual for losses. It uses historical collection performance adjusted for recent portfolio performance trends to develop the expected loss rates used to establish either the allowance or accrual. Increases in either the allowance or accrual are recorded as a consumer loan loss provision expense in the consolidated statements of income. Generally, the Company charges off all consumer loans once they have been in default for 60 consecutive days, or sooner if deemed uncollectible. Recoveries on losses previously charged to the allowance are credited to the allowance when collected.

The Company’s online lending channel periodically sells selected consumer loans that have been previously written off. Proceeds from these sales are recorded as recoveries on losses previously charged to the allowance for losses.

At December 31, 2010, the allowance for losses on consumer loans was $38.9 million and accrued losses on third-party lender-owned consumer loans were $2.8 million, in aggregate representing 18.4% of the combined consumer loan portfolio.

For the year ended December 31, 2010, the consumer loan loss provision for the combined consumer loan portfolio was $182.4 million and reflects 6.3% of gross combined consumer loans written by the Company and third-party lenders. If future loss rates increased, or decreased, by 10%, or 0.6% from 2010 levels, the consumer loan loss provision would increase, or decrease, by $18.2 million and net income attributable to the Company would decrease, or increase, by $11.4 million, net of taxes, for 2010, assuming the same volume of consumer loans written in 2010.

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

The Company accounts for uncertainty in income taxes recognized in the consolidated financial statements in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740-10-25, Accounting for Uncertainty in Income Taxes (“ASC 740-10-25”). ASC 740-10-25 requires that a more-likely-than-not threshold be met before the benefit of a tax position may be recognized in the consolidated financial statements and prescribes how such benefit should be measured. Management must evaluate tax positions taken on the Company’s tax returns for all periods that are open to examination by taxing authorities and make a judgment as to whether and to what extent such positions are more likely than not to be sustained based on merit.

Management’s judgment is required in determining the provision for income taxes, the deferred tax assets and liabilities and any valuation allowance recorded against deferred tax assets. Management’s judgment is also required in evaluating whether tax benefits meet the more-likely-than-not threshold for recognition under ASC 740-10-25.

Goodwill and other indefinite lived intangible assets. Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in each business combination. In accordance with ASC 350-20-35, Goodwill – Subsequent Measurement, the Company tests goodwill and intangible assets with an indefinite life for potential impairment annually as of June 30 and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

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

During the second quarter of 2010, the Company realigned its operating segments into two reportable segments, as further described in the “General” section above. As defined in ASC 280, Segment Reporting, the Company has two reporting units: retail services and e-commerce. These reporting units have discrete financial information which is regularly reviewed by executive management and represent the manner in which the Company’s operations are managed. See “Item 8. Notes to Consolidated Financial Statements— Note 2” for further discussion.

The Company completed its annual review of goodwill impairment both before and after the realignment of its reportable segments. As of June 30, 2010, the annual assessment date, the Company’s reporting units had combined fair values that exceeded carrying value by 44.8%. The retail services segment and the e-commerce segment had fair values that exceeded carrying value by 28.1% and 627.9%, respectively. Based on the results of this test, no impairment of goodwill was observed. The Company also performed a sensitivity analysis on the Company’s estimated fair value using the income approach. A key assumption in the Company’s fair value estimate is the weighted average cost of capital utilized for discounting the Company’s cash flow estimates in the Company’s income approach. Holding all other assumptions constant at the annual assessment date, a 100 basis point increase in the discount rates would reduce the enterprise value for the Company’s reporting units by $161.3 million, which exceeds carrying value by 24.5%.

The Company also evaluated its indefinite lived intangible assets for impairment both before and after the realignment of its reportable segments and noted no impairment.

The termination of the iAdvance program by MetaBank, which is discussed in the “Revenue Recognition” section above, was considered a triggering event for purposes of goodwill impairment testing. In accordance with ASC 350-20-35-30, Intangibles—Goodwill and Other, the Company tested goodwill at the e-commerce reporting unit for impairment following this announcement and noted no impairment.

The process of evaluating goodwill and other indefinite lived intangible assets for impairment involves the determination of the fair value of the Company’s reporting units. Inherent in such fair value determination are certain judgments and estimates relating to future cash flows, including the Company’s interpretation of current economic indicators and market valuations, and assumptions about the Company’s strategic plans with regard to the Company’s operations. To the extent additional information arises, market conditions change or the Company’s strategies change, it is possible that the Company’s conclusions regarding whether existing goodwill is impaired could change and result in a material effect on the Company’s consolidated financial position or results of operations.

Long-lived assets and other intangibles. The Company amortizes intangible assets with an estimable life on the basis of their expected periods of benefit, generally three to ten years. The costs of start-up activities and organization costs are charged to expense as incurred. An evaluation of the recoverability of property and equipment and amortized intangible assets is performed whenever the facts and circumstances indicate that the carrying value may be impaired. An impairment loss is then recognized if the future undiscounted cash flows associated with the asset and the estimated fair value of the asset are less than the asset’s corresponding carrying value. The amount of the impairment loss, if any, is the excess of the asset’s carrying value over its estimated fair value.

RECENT ACCOUNTING PRONOUNCEMENTS

See “Item 8. Financial Statements and Supplementary Data—Note 2” for a discussion of recent accounting pronouncements.

RESULTS OF CONTINUING OPERATIONS

Highlights

The Company’s financial results related to the year ended December 31, 2010 (“2010”) are summarized below.

—

Consolidated total revenue increased 15.4%, to $1.3 billion, for 2010 compared to the year ended December 31, 2009 (“2009”), primarily due to increased revenue from higher average consumer loan balances in the e-commerce segment and to a lesser extent, higher average pawn loan balances and higher proceeds from the disposition of merchandise in the retail services segment.

—

Consolidated net revenue increased 19.9%, to $954.6 million, for 2010 compared to 2009, primarily due to increased revenue from higher average consumer loan balances in the e-commerce segment and to a lesser extent, higher average pawn loan balances and higher gross profit on the disposition of merchandise in the retail services segment.

—

Consumer loan fees, net of consumer loan loss provision increased $67.5 million, or 28.0%, in 2010 compared to 2009, primarily due to higher average consumer loan balances in the e-commerce segment, offset slightly by changes in mix to include more first-time borrowers, as well as growth in international customers, both of which historically have higher loss rates. The increase was partially offset by additional loan loss provision associated with the sudden interruption of the MLOC loan portfolio.

—

Consolidated operations expenses increased 16.5%, to $419.6 million, in 2010 compared to 2009, primarily due to increases in personnel and marketing expenses. To a lesser extent, increases were due to charges originating from the closing of locations and related costs at the Company’s Mexico subsidiary, Prenda Fácil, and due to costs incurred with the acquisition of Maxit, a 39 store chain of pawn lending locations in Arizona and Washington, as well as additional costs associated with the sudden interruption of the MLOC loan portfolio.

—	Income from operations increased 17.9%, to $207.1 million, in 2010 compared to 2009.

—	Net income increased 19.5%, to $115.5 million, in the current year compared to the prior year. Diluted net income per share was $3.67 in the current year, compared to $3.17 in the prior year.

OVERVIEW

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

The following tables show, by segment, the components of loss adjusted net revenue for the years ended December 31, 2010, 2009 and 2008 (dollars in thousands):

	Year Ended December 31, 2010
	Retail Services		E-Commerce		Consolidated
		% of		% of		% of
	Amount	Total	Amount	Total	Amount	Total
Pawn loan fees and service charges	$253,314	45.3%	$-	- %	$253,314	32.8%
Proceeds from disposition of merchandise, net of cost of revenue	196,122	35.1%	-	- %	196,122	25.4%
Pawn related	$449,436	80.4%	$-	- %	$449,436	58.2%
Consumer loan fees	$113,973	20.4%	$376,979	176.7%	$490,952	63.6%
Less: consumer loan loss provision	17,437	3.1%	164,957	77.3%	182,394	23.6%
Consumer loan related	$96,536	17.3%	$212,022	99.4%	$308,558	40.0%
Other revenue	12,857	2.3%	1,338	0.6%	14,195	1.8%
Loss adjusted net revenue	$558,829	100.0%	$213,360	100.0%	$772,189	100.0%

	Year Ended December 31, 2009
	Retail Services		E-Commerce		Consolidated
		% of		% of		% of
	Amount	Total	Amount	Total	Amount	Total
Pawn loan fees and service charges	$231,178	44.5%	$-	- %	$231,178	34.8%
Proceeds from disposition of merchandise, net of cost of revenue	178,459	34.4%	-	- %	178,459	26.8%
Pawn related	$409,637	78.9%	$-	- %	$409,637	61.6%
Consumer loan fees	$117,997	22.7%	$253,859	174.1%	$371,856	55.9%
Less: consumer loan loss provision	21,642	4.2%	109,174	74.9%	130,816	19.7%
Consumer loan related	$96,355	18.5%	$144,685	99.2%	$241,040	36.2%
Other revenue	13,502	2.6%	1,118	0.8%	14,620	2.2%
Loss adjusted net revenue	$519,494	100.0%	$145,803	100.0%	$665,297	100.0%

	Year Ended December 31, 2008
	Retail Services		E-Commerce		Consolidated

	Amount	% of Total	Amount	% of Total	Amount	% of Total

Pawn loan fees and service charges	$184,995	38.7%	$-	- %	$184,995	31.1%
Proceeds from disposition of merchandise, net of cost of revenue	170,295	35.6%	-	- %	170,295	28.6%
Pawn related	$355,290	74.3%	$-	- %	$355,290	59.7%
Consumer loan fees	$141,134	29.5%	$223,469	192.1%	$364,603	61.3%
Less: consumer loan loss provision	33,553	7.0%	107,170	92.1%	140,723	23.7%
Consumer loan related	$107,581	22.5%	$116,299	100.0%	$223,880	37.6%
Other revenue	15,533	3.2%	8	- %	15,541	2.7%
Loss adjusted net revenue	$478,404	100.0%	$116,307	100.0%	$594,711	100.0%

For 2010, loss adjusted net revenue increased $106.9 million, or 16.1%, to $772.2 million from $665.3 million for 2009. Pawn lending activities accounted for 58.2% and 61.6% of total loss adjusted net revenue for 2010 and 2009, respectively. Pawn lending activities increased $39.8 million, to $449.4 million during 2010 from $409.6 million in 2009, which accounted for 37.2% of the increase in loss adjusted net revenue. The increase in pawn-related contribution was primarily due to an increase in pawn loan fees and service charges that resulted from higher pawn loan yields on higher average pawn loan balances at the Company’s domestic retail services locations and a related increase in gross profit from the disposition of merchandise. Consumer loan activities increased $67.6 million, to $308.6 million during 2010 from $241.0 million in 2009, which accounted for 63.2% of the increase in loss adjusted net revenue, mainly due to an increase in consumer loan fees, net of loss provision, on more loans written from the e-commerce segment.

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

Adjusted Earnings Per Share

In addition to reporting financial results in accordance with GAAP, the Company has provided adjusted earnings and adjusted earnings per share, which are non-GAAP measures. Management believes these measures are useful to help investors better understand the Company’s financial performance, competitive position and prospects for the future.

These non-GAAP measures are used by management in evaluating the Company’s results of operations and liquidity. The following table provides reconciliation between net income attributable to the Company and diluted earnings per share calculated in accordance with GAAP to adjusted earnings and adjusted earnings per share, respectively (dollars in thousands except per share data):

	Year Ended December 31,
	2010		2009		2008

	$	Per Share	$	Per Share	$	Per Share
Net income attributable to Cash America International, Inc.(a)	$ 115,538	$ 3.67	$ 96,678	$ 3.17	$ 81,140	$ 2.70

Adjustments:
Intangible asset amortization, net of tax	2,993	0.09	3,805	0.12	2,590	0.09
Non-cash equity-based compensation, net of tax	2,384	0.08	2,032	0.07	2,026	0.07
Convertible debt non-cash interest and issuance cost amortization, net of tax	2,088	0.06	1,238	0.04	-	-
Foreign exchange loss, net of tax	289	0.01	100	-	108	-
Adjusted earnings	$ 123,292	$ 3.91	$ 103,853	$ 3.40	$ 85,864	$ 2.86

(a)

Includes certain expenses related to the sudden interruption of the MLOC loan product and the closure of retail services locations in Mexico incurred by the Company during the year ended December 31, 2010. The table below provides a reconciliation of reported net income attributable to the Company by line item as reported in the consolidated statements of income, to non-GAAP net earnings of the Company.

	Year Ended December 31, 2010
	MLOC	Foreign Retail Services	Total
Net income attributable to Cash America International, Inc.			$115,538
Operating expenses	$250	$422	$672
Consumer loan loss provision	2,100	-	2,100
Depreciation expense	-	503	503
Income tax provision	(881)	(347)	(1,228)
Total adjustments	$1,469	$578	$2,047
Non-GAAP net earnings of the Company			$117,585

Earnings per share, as reported			$3.67
Non-GAAP adjustments	$0.05	$0.02	$0.07
Non-GAAP earnings per share of the Company			$3.74

EBITDA

Earnings before interest, taxes, depreciation and amortization (“EBITDA”) is a non-GAAP measure. Management believes this measure is useful to help investors assess the Company’s leverage capacity, liquidity, financial performance and estimated enterprise value. The following table provides a reconciliation of net income attributable to the Company calculated in accordance with GAAP to EBITDA (dollars in thousands):

	Year Ended December 31,
	2010	2009	2008
Net Income attributable to Cash America International Inc.	$115,538	$96,678	$81,140

Adjustments:
Provision for income taxes	69,269	56,780	51,617
Depreciation and amortization expenses	43,923	41,589	39,651
Interest expense, net	22,020	20,778	15,726
Earnings from operations before interest, taxes, depreciation and amortization	$250,750	$215,825	$188,134

EBITDA margin calculated as follows:
Net revenue	$954,583	$796,113	$735,434
Earnings from operations before interest, taxes, depreciation and amortization	250,750	215,825	188,134
EBITDA as a percentage of net revenue	26.3%	27.1%	25.6%

YEAR ENDED 2010 COMPARED TO YEAR ENDED 2009

Pawn Lending Activities:

Pawn lending activities occur within the retail services segment and consist of fees and service charges on pawn loans from the retail services segment during the period and the profit on disposition of collateral from unredeemed pawn loans, as well as the sale of merchandise acquired from customers directly or from third-parties. Routinely, the largest component of net revenue from pawn lending activities is the pawn loan fees and service charges from pawn loans, which are impacted by the trend in pawn loan balances and the yield on pawn loans during the period.

On October 4, 2010, the Company purchased substantially all of the assets of Maxit Financial, LLC (“Maxit”), which owned and operated a 39-store chain of pawn lending locations that operate in Washington and Arizona under the names “Maxit” and “Pawn X-Change,” including $20.7 million in pawn loans and $6.2 million of merchandise held for disposition, which are reflected in the following table of selected data related to the Company’s pawn lending activities as of and for the years ended December 31, 2010 and 2009 (dollars in thousands):

	2010				2009
Year Ended December 31:	Domestic	Foreign		Total	Domestic	Foreign		Total
Pawn loan fees and service charges	$221,335	$31,979		$253,314	$200,904	$30,274		$231,178
Average pawn loan balance outstanding	$166,163	$22,111		$188,274	$152,800	$20,250		$173,050
Amount of pawn loans written and renewed	$689,476	$89,746		$779,222	$629,196	$106,569		$735,765
Annualized yield on pawn loans	133.2%	144.6%		134.5%	131.5%	149.6%		133.6%

Gross profit margin on disposition of merchandise	36.7%	-	(a)	36.7%	35.5%	-	(a)	35.5%

Merchandise turnover	3.0	-	(a)	3.0	2.9	-	(a)	2.9

As of December 31:
Ending pawn loan balances	$197,301	$21,107		$218,408	$164,327	$23,985		$188,312

Ending merchandise balance, net	$124,399	$-	(a)	$124,399	$113,824	$-	(a)	$113,824

(a)

With respect to the Company’s foreign pawn lending activities, collateral underlying unredeemed pawn loans is not owned by the Company; therefore, proceeds from disposition are recorded as pawn loan fees and service charges in the Company’s consolidated statements of operations.

Pawn loan fees and service charges. Pawn loan balances in domestic locations and foreign locations at December 31, 2010 were $218.4 million, which was $30.1 million, or 16.0%, higher than at December 31, 2009. The average balance of pawn loans outstanding for 2010 increased by $15.2 million, or 8.8%, compared to 2009, primarily due to growth in the number of locations offering pawn lending within the retail services segment and, to a lesser extent, the acquisition of Maxit.

Pawn loan fees and service charges increased $22.1 million, or 9.6%, to $253.3 million in 2010 from $231.2 million in 2009. The increase is mainly due to higher average pawn loan balances, which contributed $20.3 million of the increase, and higher annualized yield on pawn loans, which contributed $1.8 million of the increase during 2010.

Annualized pawn loan yield on pawn loans was 134.5% for 2010, compared to 133.6% in 2009. The higher annualized yield is a function of improved year-over-year performance of the pawn loan portfolio, as cash payments of fees and service charges on pawn loans were higher, compared to 2009. During 2010, the Company experienced higher loan redemption rates, which contributes to a favorable yield comparison. The Company’s domestic annualized loan yield increased to 133.2% in 2010, compared to 131.5% in 2009, mainly due to improved performance in the portfolio. The foreign pawn loan yield decreased to 144.6% in 2010 from 149.6% in 2009, due to a lower yield on the liquidation of forfeited loans.

Proceeds from disposition of merchandise.  Profit from the disposition of merchandise represents the proceeds received from the disposition of merchandise in excess of the cost of disposed merchandise in the Company’s domestic pawn operations. With respect to the Company’s foreign pawn operations, collateral underlying unredeemed pawn loans is not owned by the Company; therefore, proceeds are recorded as pawn loan fees and service charges rather than proceeds from disposition of merchandise when the collateral is sold. Retail sales include the sale of jewelry and general merchandise direct to consumers through any of the Company’s domestic retail services locations or over the internet. Commercial sales include the sale of refined gold, platinum and diamonds to brokers or manufacturers. The following table summarizes the proceeds from the disposition of merchandise and the related profit in the Company’s domestic pawn operations for the years ended December 31, 2010 and 2009 (dollars in thousands):

	Year Ended December 31,
	2010			2009
	Retail	Commercial	Total	Retail	Commercial	Total
Proceeds from disposition	$306,300	$228,578	$534,878	$283,208	$219,528	$502,736
Gross profit on disposition	$121,819	$74,303	$196,122	$112,417	$66,042	$178,459
Gross profit margin	39.8%	32.5%	36.7%	39.7%	30.1%	35.5%
Percentage of total gross profit	62.1%	37.9%	100.0%	63.0%	37.0%	100.0%

The total proceeds from disposition of merchandise increased $32.1 million, or 6.4%, during 2010 from 2009, and the total profit from the disposition of merchandise increased $17.7 million, or 9.9%, during 2010 from 2009. The increase in proceeds and profits was mainly due to an increase in merchandise available for sale generated from forfeitures from the Company’s higher pawn loan balances and an increase in merchandise purchased from customers and third-parties, combined with a slight improvement in the consolidated merchandise turnover rate, which increased to 3.0 times in 2010, compared to 2.9 times in 2009.

Proceeds from retail sales, including jewelry, increased $23.1 million, or 8.2%, during 2010, compared to 2009. In addition, the profit margin on retail sales increased slightly to 39.8% in 2010, from 39.7% in 2009.

Proceeds from commercial dispositions increased $9.1 million, or 4.1%, in 2010 compared to 2009. The profit margin on commercial sales increased to 32.5% in 2010, from 30.1% in 2009. Both the increases in proceeds and profit margin on commercial sales are mainly due to a higher average market price of gold and diamonds sold, which more than offset a lower volume of gold sold during 2010 compared to 2009.

Management expects that the profit margin on the disposition of merchandise will likely remain similar to current levels, predominantly due to the prevailing market price for gold and continued consumer demand for value-priced pre-owned general merchandise.

The table below summarizes the age of merchandise held for disposition related to the Company’s domestic pawn operations before valuation allowance of $0.7 million as of both December 31, 2010 and 2009 (dollars in thousands):

	2010		2009
Balance at December 31,	Amount	%	Amount	%

Jewelry – held for one year or less	$79,566	63.6	$70,834	61.9
Other merchandise – held for one year or less	39,809	31.8	35,328	30.8
Total merchandise held for one year or less	119,375	95.4	106,162	92.7
Jewelry – held for more than one year	2,685	2.2	4,938	4.3
Other merchandise – held for more than one year	3,039	2.4	3,424	3.0
Total merchandise held for more than one year	5,724	4.6	8,362	7.3
Total merchandise held for disposition	$125,099	100.0	$114,524	100.0

Consumer Loan Activities:

Consumer loan fees increased $119.1 million, or 32.0%, to $491.0 million in 2010 as compared to $371.9 million in 2009. The increase in consumer loan fees is primarily due to growth in the e-commerce segment from online lending in the United Kingdom and the United States, and to a lesser extent, the Australian and Canadian markets. In addition, consumer loan fees generated by the MLOC services channel increased during 2010 as the Company expanded the customer base for the third-party MLOC products. These increases offset the loss of revenue from certain domestic markets in which the Company either no longer offers consumer loans or has reduced its offering. See “Item 1. Business—Regulatory Developments” for further discussion of regulatory changes affecting the Company’s consumer loan business.

MetaBank, whose iAdvance program has generated earnings for the Company’s MLOC services channel, terminated its iAdvance program as of October 13, 2010. The Company intends to develop new opportunities to offer its MLOC services to other parties; however, until a replacement product is offered, the MLOC services channel will not provide any revenue for the Company. See “General—E-Commerce Segment” section above for a discussion of the current status of the Company’s MLOC business.

Consumer loan fees and consumer loan loss provision. The consumer loan loss provision increased by $51.6 million, to $182.4 million in 2010, from $130.8 million in 2009, primarily due to higher loan balances in 2010 compared to 2009. The loss provision as a percentage of consumer loan fees increased to 37.2% in 2010, from 35.2% in 2009, due primarily to a change in the mix in loans in the e-commerce segment to include more first-time customers and more international customers. First-time customers and international customers tend to have a higher risk of default than customers with a history of successfully repaying loans and the e-commerce segment has a higher mix of new customers, primarily due to significant growth in its foreign lending activities. In addition, e-commerce consumer loans have historically experienced higher loss rates than retail services consumer loans, and the e-commerce portfolio composes a higher overall percentage of the combined portfolio in 2010 compared to 2009. Lastly, the consumer loan loss provision as a percentage of consumer loan fees also increased as a result of an abnormally high level of defaults from the termination of the iAdvance product in the MLOC services channel during the fourth quarter of 2010.

The following table sets forth consumer loan fees by channel and segment, adjusted for the deduction of the loan loss provision for the years ended December 31, 2010 and 2009 (dollars in thousands):

	Year Ended December 31,
	2010					2009
	Retail Services Segment	Online Lending	MLOC	Total E- Commerce Segment	Total Company	Retail Services Segment	Online Lending	MLOC	Total E- Commerce Segment	Total Company
Consumer loan fees	$ 113,973	$ 349,336	$ 27,643	$ 376,979	$ 490,952	$ 117,997	$ 241,268	$ 12,591	$ 253,859	$ 371,856
Loan loss provision	17,437	151,716	13,241	164,957	182,394	21,642	104,454	4,720	109,174	130,816
Loss adjusted consumer loan fees	$ 96,536	$ 197,620	$ 14,402	$ 212,022	$ 308,558	$ 96,355	$ 136,814	$ 7,871	$ 144,685	$ 241,040
Year over year change - $	$181	$ 60,806	$ 6,531	$ 67,337	$ 67,518	$ (11,226)	$ 21,684	$ 6,702	$ 28,386	$ 17,160
Year over year change - %	0.2%	44.4%	83.0%	46.5%	28.0%	(10.4)%	18.8%	573.3%	24.4%	7.7%
Loan loss provision as % of consumer loan fees	15.3%	43.4%	47.9%	43.8%	37.2%	18.3%	43.3%	37.5%	43.0%	35.2%

Combined consumer loans. In addition to reporting financial results in accordance with GAAP, the Company has provided combined consumer loan balances and combined consumer loans written, which are non-GAAP measures that include (i) Company-owned consumer loans, which are GAAP measures that consist of consumer loans written by the Company and the Company’s participation interests in consumer loans written by a third-party lender’s MLOC product, and (ii) consumer loans guaranteed by the Company, which are GAAP measures that consist of consumer loans written by third-party lenders through the CSO program that the Company guarantees. Management believes these measures are useful in evaluating the consumer loan portfolio on an aggregate basis, including its evaluation of the loss provision for the Company-owned portfolio and third-party lender-owned portfolios that the Company guarantees. The Company also provides allowances and accruals for losses on consumer loans on a combined basis, which are GAAP measures.

Consumer loan balances. The outstanding combined portfolio balance of consumer loans, net of allowances and accruals for losses, increased $29.6 million, or 19.0%, to $185.3 million at December 31, 2010 from $155.7 million at December 31, 2009, primarily due to increased demand for consumer loan products in the e-commerce segment. The Company has experienced growth in consumer loan balances from the foreign e-commerce business in recent years and expects that foreign consumer loan balances will continue to comprise a greater percentage of the e-commerce segment’s total consumer loan balances in the future. The combined loan balance includes $178.3 million and $136.1 million at December 31, 2010 and 2009 of Company-owned consumer loan balances, respectively, before the allowance for losses of $38.9 million and $27.3 million, respectively, which has been provided in the consolidated financial statements for December 31, 2010 and 2009, respectively. The combined loan balance also includes $48.8 million and $49.9 million at December 31, 2010 and 2009 of consumer loan balances which are guaranteed by the Company, respectively, before the accrual for losses of $2.8 million and $2.9 million, respectively, which has been provided in the consolidated financial statements for December 31, 2010 and 2009, respectively.

The following table summarizes consumer loan balances outstanding as of December 31, 2010 and 2009 (dollars in thousands):

	As of December 31,
	2010			2009

	Company Owned(a)	Guaranteed by the Company(a)	Combined(b)	Company Owned(a)	Guaranteed by the Company(a)	Combined(b)
Ending consumer loan balances:
Retail Services	$51,953	$9,819	$61,772	$51,986	$11,688	$63,674
Online Lending	124,867	38,949	163,816	72,600	38,174	110,774
MLOC	1,510	-	1,510	11,553	-	11,553
Total ending loan balance, gross	$178,330	$48,768	$227,098	$136,139	$49,862	$186,001
Less: Allowance and accrual for losses(a)	(38,953)	(2,838)	(41,791)	(27,350)	(2,944)	(30,294)
Total ending loan balance, net	$139,377	$45,930	$185,307	$108,789	$46,918	$155,707
(a)	GAAP measure.
(b)	Except for allowance and accrual for losses, amounts represent non-GAAP measures.

Loss experience. The Company maintains an allowance for losses on consumer loans at a level projected to be adequate to absorb credit losses inherent in the outstanding consumer loan portfolio, as well as an accrual for expected losses in the third-party lender-owned portfolios that are guaranteed by the Company. The allowance and the accrual are based on historical trends in portfolio performance and the status of the balance owed by the customer. The Company generally charges off all consumer loans once they have been in default for 60 consecutive days, or sooner if deemed uncollectible. Recoveries on losses previously charged to the allowance are credited to the allowance when collected.

The combined allowance and accrual for losses as a percentage of combined consumer loans and fees receivable increased in 2010 to 18.4%, from 16.3% in 2009, predominately due to the change in the mix of loans in the e-commerce segment, as discussed in the “Consumer loan fees and consumer loan loss provision” section above. In addition, the allowance as a percentage of combined consumer loans and fees increased as a result of higher allowances on unpaid balances resulting from the sudden interruption of the iAdvance product in the MLOC services channel during the fourth quarter of 2010, as the remaining outstanding balance of the consumer loans in the MLOC services channel have been fully reserved as of December 31, 2010.

The following table shows consumer loan information by quarter for 2010 and 2009:

	2010
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Consumer loan balances and fees receivable:
Gross - Company owned	$124,844	$152,018	$175,066	$178,330
Gross - Guaranteed by the Company	40,999	51,013	47,392	48,768
Combined consumer loans and fees receivable, gross(a)	$165,843	$203,031	$222,458	$227,098
Allowance and accrual for losses on consumer loans	28,116	40,048	48,376	41,791
Combined consumer loans and fees receivable, net(a)	$137,727	$162,983	$174,082	$185,307

Allowance and accrual for losses and accrued third- party lender losses as a % of combined consumer loans and fees receivable, net(a)	17.0%	19.7%	21.7%	18.4%

(a)	Non-GAAP measure.

	2009
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Consumer loan balances and fees receivable:
Gross - Company owned	$93,158	$111,973	$118,160	$136,139
Gross - Guaranteed by the Company	28,342	33,686	42,768	49,862
Combined consumer loans and fees receivable, gross(a)	$121,500	$145,659	$160,928	$186,001
Allowance and accrual for losses on consumer loans	18,800	24,222	27,504	30,294
Combined consumer loans and fees receivable, net(a)	$102,700	$121,437	$133,424	$155,707

Allowance and accrual for losses and accrued third- party lender losses as a % of combined consumer loans and fees receivable, net(a)	15.5%	16.6%	17.1%	16.3%

(a)	Non-GAAP measure.

Consumer loans written. The amount of combined consumer loans written was $2.9 billion in 2010 and increased $577.3 million, or 24.8%, from $2.3 billion in 2009, mainly due to increases in demand for consumer loans in the e-commerce segment, which were largely due to the Company’s successful expansion into international markets. Combined consumer loans written includes $1.9 billion and $1.5 billion at December 31, 2010 and 2009, respectively, of Company-owned consumer loans written, and $1.0 billion and $0.8 billion at December 31, 2010 and 2009, respectively, of consumer loans written that were guaranteed by the Company, respectively.

The average amount per consumer loan decreased to $429 from $432 during 2010 compared to 2009, primarily due to a greater mix of the Company’s participation interest in consumer loans purchased through the MLOC services channel, which typically have a lower average amount per loan. Management expects the average amount per consumer loan to increase in the coming year or until the MLOC services channel provides a level of activity comparable to the level the Company experienced during 2010.

The following table summarizes the consumer loans written for the years ended December 31, 2010 and 2009 (dollars in thousands, except average amount per loan):

	Year Ended December 31,
	2010			2009
	Company Owned(a)	Guaranteed by the Company(a)	Combined(b)	Company Owned(a)	Guaranteed by the Company(a)	Combined(b)
Amount of consumer loans written:
Retail Services	$703,161	$199,155	$902,316	$706,066	$220,650	$926,716
Online Lending	911,002	806,749	1,717,751	696,821	581,740	1,278,561
MLOC	289,009	-	289,009	126,457	-	126,457

Total consumer loans written	$1,903,172	$1,005,904	$2,909,076	$1,529,344	$802,390	$2,331,734

Average amount per consumer loan:
Retail Services	$438	$574	$462	$431	$560	$456
Online Lending	418	679	510	403	704	500
MLOC	197	-	197	157	-	157
Combined	$363	$655	$429	$366	$658	$432
(a)	GAAP measure.
(b)	Non-GAAP measure.

The loss provision as a percentage of combined loans written increased to 6.3% in 2010 compared to 5.6% in 2009 for the reasons mentioned in the paragraph above. The following table summarizes the consumer loan loss provision for the years ended December 31, 2010 and 2009 (dollars in thousands):

	Year Ended December 31,
	2010		2009
Consumer loan loss provision:
Loss provision on Company owned consumer loans	$ 182,500		$ 130,007
Loss provision on consumer loans guaranteed by the Company	(106	) (a)	809
Combined consumer loan loss provision	$ 182,394		$ 130,816
Charge-offs, net of recoveries	$ 170,897		$ 124,152
Combined consumer loan loss provision as a % of combined consumer loans written(b)	6.3%		5.6%
Charge-offs (net of recoveries) as a % of combined consumer loans written(b)	5.9%		5.3%

(a)

The loss provision on consumer loans guaranteed by the Company for the year ended December 31, 2010 is a credit balance due to improved collection rates in 2010 over 2009 and slightly lower volume of loans outstanding.

(b)	Non-GAAP measure.

Due to the short-term nature of the consumer loan product and the high velocity of loans written, seasonal trends are evidenced in quarter-to-quarter performance. In the typical business cycle, the consumer loan loss provision as a percent of combined consumer loans written is lowest in the first quarter and increases throughout the year, with the final two quarters generally combining for the peak levels of loss provision expense. During the current year, consumer loan loss provision as a percent of combined consumer loans written has decreased from the second quarter to the third quarter, predominantly due to an improvement in charge-offs as a percentage of consumer loans written. The fourth quarter consumer loan loss provision as a percent of combined consumer loans written was exceptionally high due to the additional loan losses associated with the sudden interruption of the MLOC loan portfolio. The remaining outstanding balance of the consumer loans in the MLOC services channel has been fully reserved as of December 31, 2010.

The following table shows the Company’s loss experience by quarter for 2010 and 2009:

		2010
		First Quarter		Second Quarter		Third Quarter		Fourth Quarter		Fiscal Year
Consumer loans written:
Company owned	$	419,699	$	470,077	$	533,436	$	479,960	$	1,903,172
Guaranteed by the Company		225,551		248,386		287,677		244,290		1,005,904
Combined consumer loans written(a)	$	645,250	$	718,463	$	821,113	$	724,250	$	2,909,076

Combined consumer loan loss provision as a % of combined consumer loans written (a)		5.3%		6.3%		6.2%		7.2%		6.3%
Charge-offs (net of recoveries) as a % of combined consumer loans written (a)		5.6%		4.6%		5.2%		8.1%		5.9%
Combined consumer loan loss provision as a % of consumer loan fees (a)		31.3%		38.8%		37.9%		39.8%		37.2%

(a)	Non-GAAP measure.

		2009
		First Quarter		Second Quarter		Third Quarter		Fourth Quarter		Fiscal Year
Consumer loans written:
Company owned	$	328,910	$	364,246	$	389,331	$	446,857	$	1,529,344
Guaranteed by the Company		157,043		167,057		221,999		256,291		802,390
Combined consumer loans written(a)	$	485,953	$	531,303	$	611,330	$	703,148	$	2,331,734

Combined consumer loan loss provision as a % of combined consumer loans written (a)		5.1%		5.5%		6.2%		5.6%		5.6%
Charge-offs (net of recoveries) as a % of combined consumer loans written (a)		6.1%		4.5%		5.6%		5.2%		5.3%
Combined consumer loan loss provision as a % of consumer loan fees (a)		30.8%		34.5%		38.4%		36.0%		35.2%

(a)	Non-GAAP measure.

Operations Expenses: Total operations expense increased $59.5 million, or 16.5%, to $419.6 million in 2010, compared to $360.1 million in 2009. Operations expense at the retail services segment increased $22.0 million, or 7.4%, to $318.6 million during 2010 compared to 2009. Operations expenses for the e-commerce segment increased $37.5 million, or 58.9%, to $101.0 million in 2010 compared to 2009. The Company incurred transaction related expenses of $1.5 million associated with the Maxit acquisition, which contributed to higher operations expenses in the retail services segment in 2010.

The table below shows the operations expenses by significant category and as a percent of the total operations expense (dollars in thousands):

	Year Ended December 31,
	2010	% of Total	2009	% of Total	$ Change	% Change
Personnel	$212,371	50.6%	$192,133	53.4%	$20,238	10.5%
Occupancy	88,681	21.1	81,190	22.5	7,491	9.2
Marketing	70,646	16.8	44,195	12.3	26,451	59.9
Other	47,918	11.5	42,609	11.8%	5,309	12.5
Total	$419,616	100.0%	$360,127	100.0%	$59,489	16.5%

The $22.0 million increase in operations expense at the retail services segment was primarily related to a combination of increases in personnel, occupancy, and other expenses. Personnel expense increased $11.9 million during 2010, of which $2.7 million related to the newly acquired Maxit locations, and the remainder primarily related to normal personnel additions, merit increases and incentive program accruals. Occupancy expense increased $7.3 million during 2010, of which $1.3 million related to the newly acquired Maxit locations, and the remainder primarily related to normal rent increases and the addition of 45 retail services locations, excluding the newly acquired Maxit locations. Other expenses increased $3.2 million, of which $0.6 million related to the newly acquired Maxit locations, and the remainder related primarily to an increase in maintenance and travel expenses.

The $37.5 million increase in operations expense at the e-commerce segment was primarily due to increases in marketing expense and personnel expense. Marketing expense increased $26.8 million during 2010, mainly due to the online lending channel’s efforts to expand the Company’s customer base, both domestically and internationally, representing 71.5% of the increase. Personnel expense increased $8.3 million, primarily due to the addition of new personnel to support the segment’s growth.

Administration Expenses: Total administration expense increased $13.6 million, or 15.5%, to $101.5 million in 2010 compared to $87.9 million in 2009, primarily due to increases in personnel expenses across both segments. Personnel expenses increased $2.2 million in the retail services segment, primarily due to normal personnel additions and merit increases. Personnel expenses in the e-commerce segment increased $12.1 million, primarily due to a $2.0 million increase in salary expenses related to normal personnel additions and merit increases, and an $8.6 million increase in short-term and long-term incentive expense related to the significant increase in segment earnings.

Depreciation and Amortization: Total depreciation and amortization expense increased $2.3 million, or 5.6%, mainly due to a $1.1 million increase related to asset additions in the retail services segment, including the addition of 84 locations, excluding locations closed or combined in 2010, (net locations added in 2010 was 37 retail services locations), computer equipment deployed in advance of the Company’s new proprietary point-of-sale system, and normal facility upgrades and remodels. Additional depreciation of $1.2 million in the e-commerce segment was primarily related to systems development in support of new products, as well as normal system upgrades.

Management expects that the implementation of the Company’s new proprietary point-of-sale system, which it expects to begin rolling out to its retail services locations in the second half of 2011, will result in a significant increase in depreciation expense in the last six months of 2011. Management currently estimates the additional depreciation expense related to the proprietary point-of-sale system will be approximately $2.5 million to $3.0 million for the six month period, although final numbers could change. Expenses related to the deployment of the system will be expensed as incurred and included in operations expense.

Interest Expense: Interest expense increased $1.5 million, or 7.4%, to $22.3 million in 2010, compared to $20.8 million in 2009. The increase was due in part to an increase of 0.8% in the Company’s effective blended borrowing cost. The Company’s effective blended borrowing cost was 4.9% in 2010, up from 4.1% in 2009, mainly due to the Company’s offering of the 2009 Convertible Notes during the second quarter of 2009 and the Company’s offering of the 2017 Notes during the first quarter of 2010, as relatively lower cost floating rate debt was replaced by higher cost fixed rate debt. During 2010, the average amount of debt outstanding decreased $15.7 million, to $419.4 million from $435.1 million during 2009. In the fourth quarter of 2010, the Company completed the acquisition of Maxit, which was primarily funded by borrowings under the Company’s line of credit of approximately $59.6 million, but did not significantly raise the average amount of debt outstanding for the year. The Company incurred non-cash interest expense of $3.3 million in 2010 from the 2009 Convertible Notes. See “Item 8. Financial Statements and Supplementary Data—Note 10” for further discussion of the 2009 Convertible Notes.

Income Taxes: The Company’s effective tax rate was 37.5% for 2010 compared to 36.7% for 2009. The Company’s 2009 effective tax rate benefited from lower foreign statutory tax rates on its foreign earnings. The increase in the Company’s effective tax rate for 2010 was attributable to the decrease in earnings from foreign operations subject to lower foreign statutory tax rates, as well as increased taxes incurred at a third-party entity, Huminal, S.A. de C.V., a Mexican sociedad anónima de capital variable (“Huminal”), that compensates and maintains the labor force of Prenda Fácil. The Company has no ownership interest in Huminal. Therefore, 100% of the net income or loss related to Huminal is allocated to net income attributable to noncontrolling interests.

Noncontrolling Interest: Noncontrolling interest decreased to a loss of $0.3 million in 2010 compared to income of $1.3 million in 2009, primarily due to decreased earnings at Prenda Fácil and an increase in foreign taxes related to taxes incurred at Huminal.

YEAR ENDED 2009 COMPARED TO YEAR ENDED 2008

Pawn Lending Activities:

The following table sets forth selected data related to the Company’s pawn lending activities as of and for the years ended December 31, 2009 and 2008 (dollars in thousands):

	2009					2008
Year Ended December 31:	Domestic		Foreign		Total	Domestic	Foreign		Total

Pawn loan fees and service charges	$	200,904	$30,274		$231,178	$183,672	$1,323		$184,995
Average pawn loan balance outstanding	$	152,800	$20,250		$173,050	$142,400	$1,283		$143,683
Amount of pawn loans written and renewed	$	629,196	$106,569		$735,765	$591,502	$3,313		$594,815
Annualized yield on pawn loans		131.5%	149.6%		133.6%	129.0%	103.1%		128.8%

Gross profit margin on disposition of merchandise		35.5%	-	(a)	35.5%	36.6%	-	(a)	36.6%

Merchandise turnover		2.9	-	(a)	2.9	2.9	-	(a)	2.9

As of December 31:
Ending pawn loan balances	$	164,327	$23,985		$188,312	$152,074	$16,673		$168,747

Ending merchandise balance, net	$	113,824	$-	(a)	$113,824	$109,493	$-	(a)	$109,493

(a)

With respect to the Company’s foreign pawn operations, collateral underlying unredeemed pawn loans is not owned by the Company; therefore, proceeds from disposition are recorded as pawn loan fees and service charges in the Company’s consolidated statements of operations.

Pawn loan fees and service charges.    Pawn loan balances in domestic locations and foreign locations at December 31, 2009 were $188.3 million, which was $19.6 million, or 11.6%, higher than at December 31, 2008. The average balance of pawn loans outstanding for 2009 increased by $29.4 million, or 20.4%, compared to the year ended December 31, 2008 (“2008”), primarily due to the increase in pawn loan balances due to the acquisition of Prenda Fácil in the fourth quarter of 2008, as well as an increase in the number of domestic locations offering pawn lending within the retail services segment.

Pawn loan fees and service charges increased $46.2 million, or 25.0%, to $231.2 million in 2009 from $185.0 million in 2008. The increase is mainly due to higher average pawn loan balances, which contributed $37.8 million of the increase, and higher annualized yield on pawn loans, which contributed $8.4 million of the increase during 2009.

Annualized pawn loan yield on pawn loans was 133.6% for 2009, compared to 128.8% in 2008. The higher annualized yield is a function of improved year-over-year performance of the pawn loan portfolio, as cash payments of fees and service charges on pawn loans were higher, compared to the prior year. The Company’s domestic annualized loan yield increased to 131.5% in 2009, compared to 129.0% in 2008, mainly due to improved performance in the portfolio and portfolio mix. The foreign pawn loan yield increased to 149.6% in 2009 from 103.1% in 2008 due to a higher yield on the liquidation of forfeited loans in 2009.

Proceeds from disposition of merchandise. The following table summarizes the proceeds from the disposition of merchandise and the related profit in the Company’s domestic pawn operations for the years ended December 31, 2009 and 2008 (dollars in thousands):

	Year Ended December 31,
	2009						2008
		Retail		Commercial		Total		Retail		Commercial		Total
Proceeds from disposition	$	283,208	$	219,528	$	502,736	$	286,952	$	178,703	$	465,655
Gross profit on disposition	$	112,417	$	66,042	$	178,459	$	117,673	$	52,622	$	170,295
Gross profit margin		39.7%		30.1%		35.5%		41.0%		29.4%		36.6%
Percentage of total gross profit		63.0%		37.0%		100.0%		69.1%		30.9%		100.0%

The total proceeds from disposition of merchandise increased $37.1 million, or 8.0%, during 2009 from 2008, and the total profit from the disposition of merchandise increased $8.2 million, or 4.8%, during 2009 from 2008, mainly due to higher proceeds and profit margin on commercial sales, offset by lower proceeds and profit margin on retail sales. The consolidated merchandise turnover rate remained flat at 2.9 times in 2009 compared to 2008.

Proceeds from disposition of merchandise in retail services locations, including jewelry, decreased $3.7 million, or 1.3%, during 2009 from 2008, primarily due to a generally soft economic environment and an absence of economic stimulus payments by the U.S. government to individuals in 2009. In addition, the profit margin on the disposition of merchandise decreased to 39.7% in 2009, from 41.0% in 2008, due to discounting of merchandise prices to encourage retail sales activity.

Proceeds from commercial dispositions increased $40.8 million, or 22.8%, during 2009 over 2008. The profit margin on commercial sales increased to 30.1% in 2009, from 29.4% in 2008. During 2009, an increase in pawn loan balances for loans secured by jewelry and the sale of gold items purchased directly from customers increased the volume of commercial sales by the Company. In addition, the Company experienced an increase in the volume of refined gold sold due to the introduction of gold buying services during late 2008 and the first quarter of 2009 in many of the Company’s retail services locations. Both the increases in proceeds and profit margin on commercial sales are mainly due to increased gold sales volumes and a higher average market price of gold sold, which more than offset a higher cost of gold sold during 2009 compared to 2008.

The table below summarizes the age of merchandise held for disposition related to the Company’s domestic pawn operations before valuation allowance of $0.7 million as of both December 31, 2009 and 2008 (dollars in thousands).

	Balance at December 31,
	2009		2008
	Amount	%	Amount	%

Jewelry – held for one year or less	$70,834	61.9%	$72,780	66.1%
Other merchandise – held for one year or less	35,328	30.8	28,979	26.3
Total merchandise held for one year or less	106,162	92.7	101,759	92.4
Jewelry – held for more than one year	4,938	4.3	5,306	4.8
Other merchandise – held for more than one year	3,424	3.0	3,128	2.8
Total merchandise held for more than one year	8,362	7.3	8,434	7.6
Total merchandise held for disposition	$114,524	100.0%	$110,193	100.0%

Consumer Loan Activities:

Consumer loan fees increased $7.3 million, or 2.0%, to $371.9 million in 2009, as compared to $364.6 million in 2008. The increase in revenue from consumer loan fees is primarily due to growth in the e-commerce segment from the online lending and MLOC businesses in the United States. Offsetting this increase was a 16.4% decrease in consumer loan fees from the Company’s retail services segment, which is due to several factors, including the closure of 56 consumer loan retail services locations during 2008, regulatory changes in certain markets for the consumer loan product that resulted in lower consumer loan fees per loan, and the Company’s adjustments in underwriting criteria for the consumer loan product in late 2008 to reduce risk of loan losses. These factors caused a decrease in revenue on the consumer loan product in 2009 compared to 2008. In particular, the short-term unsecured consumer loan product offered at retail services locations in Ohio under the Ohio Second Mortgage Loan statute has a lower annualized yield than the short-term unsecured consumer loan product offered in Ohio prior to December 2008, which resulted in lower consumer loan fees at the Ohio retail services locations, despite an increase in consumer loans written at these locations. In addition, the adjustments in underwriting criteria for the consumer loan product in late 2008 resulted in a decrease in consumer loans written but lowered the levels of losses in 2009. Management also believes that a generally soft economic environment and higher unemployment levels may have led to fewer qualifying consumer loan customers during 2009. These factors contributed to the decrease in the number of short-term unsecured consumer loans written, which resulted in reduced consumer loan fees at the Company’s consumer loan retail services locations, and, to a lesser extent, reduced growth in the Company’s e-commerce segment.

Consumer loan fees and consumer loan loss provision. The consumer loan loss provision decreased by $9.9 million, to $130.8 million in 2009, from $140.7 million in 2008, primarily due to adjustments in underwriting criteria, an improved mix of customers, which was more heavily weighted to customers with better repayment histories and a lower concentration of customers with no performance history, lower defaults (loans not paid when due) and a higher percentage of collections on loans that were past due during 2009. The loss provision as a percentage of consumer loan fees decreased to 35.2% in 2009 from 38.6% in 2008.

The following table sets forth consumer loan fees, by channel and segment, adjusted for the deduction of the loan loss provision for years ended December 31, 2009 and 2008 (dollars in thousands):

	Year Ended December 31,
	2009					2008
	Retail Serices Segment	Online Lending	MLOC	Total E- Commerce Segment	Total Company	Retail Services Segment	Online Lending	MLOC	Total E- Commerce Segment	Total Company
Consumer loan fees	$117,997	$241,268	$12,591	$253,859	$371,856	$141,134	$221,319	$2,150	$223,469	$364,603
Loan loss provision	21,642	104,454	4,720	109,174	130,816	33,553	106,189	981	107,170	140,723
Loss adjusted consumer loan fees	$96,355	$136,814	$7,871	$144,685	$241,040	$107,581	$115,130	$1,169	$116,299	$223,880
Year over year change - $	$(11,226)	$21,684	$6,702	$28,386	$17,160	$(10,523)	$33,276	$1,169	$34,445	$23,922
Year over year change - %	(10.4)%	18.8%	573.3%	24.4%	7.7%	(8.9)%	40.7%	—	42.1%	12.0%
Loan loss provision as % of consumer loan fees	18.3%	43.3%	37.5%	43.0%	35.2%	23.8%	48.0%	45.6%	48.0%	38.6%

Combined consumer loans. In addition to reporting financial results in accordance with GAAP, the Company has provided combined consumer loan balances and combined consumer loans written, which are non-GAAP measures that include (i) Company-owned consumer loans, which are GAAP measures that consist of consumer loans written by the Company and the Company’s participation interests in consumer loans written by a third-party lender’s MLOC product, and (ii) consumer loans guaranteed by the Company, which are GAAP measures that consist of consumer loans written by third-party lenders through the CSO program that the Company guarantees. Management believes these measures are useful in evaluating the consumer loan portfolio on an aggregate basis, including its evaluation of the loss provision for the Company-owned portfolio and third-party lender-owned portfolios that the

Company guarantees. The Company also provides allowances and accruals for losses on consumer loans on a combined basis, which are GAAP measures.

Consumer loan balances. The outstanding combined portfolio balance of consumer loans, net of allowances and accruals for losses, increased $39.0 million, or 33.5%, to $155.7 million at December 31, 2009 from $116.7 million at December 31, 2008, primarily due to increased demand for consumer loan products in both of the Company’s segments. The combined loan balance includes $136.1 million and $105.3 million at December 31, 2009 and 2008, respectively, of Company-owned consumer loan balances, before the allowance for losses of $27.3 million and $21.5 million, which has been provided in the consolidated financial statements for December 31, 2009 and 2008, respectively. The combined loan balance also includes $49.9 million and $34.9 million at December 31, 2009 and 2008, respectively, of consumer loan balances that are guaranteed by the Company, before the accrual for losses of $2.9 million and $2.1 million, which has been provided in the consolidated financial statements for December 31, 2009 and 2008, respectively.

The following table summarizes consumer loan balances outstanding as of December 31, 2009 and 2008 (dollars in thousands):

	As of December 31,
	2009			2008
	Company Owned(a)	Guaranteed by the Company(a)	Combined(b)	Company Owned(a)	Guaranteed by the Company(a)	Combined(b)
Ending consumer loan balances:
Retail Services	$ 51,986	$ 11,688	$ 63,674	$ 46,065	$ 11,927	$ 57,992
Online Lending	72,600	38,174	110,774	55,729	23,018	78,747
MLOC	11,553	-	11,553	3,551	-	3,551
Total ending loan balance, gross	$ 136,139	$ 49,862	$ 186,001	$ 105,345	$ 34,945	$ 140,290
Less: Allowance and accrual for losses(a)	(27,350)	(2,944)	(30,294)	(21,495)	(2,135)	(23,630)
Total ending loan balance, net	$ 108,789	$ 46,918	$ 155,707	$ 83,850	$ 32,810	$ 116,660

(a)	GAAP measure.
(b)	Except for allowance and accrual for losses, amounts represent non-GAAP measures.

Loss experience. The combined allowance and accrual for losses as a percentage of combined consumer loans and fees receivable decreased in 2009 to 16.3%, from 16.8% in 2008.

The following table shows consumer loan information by quarter for 2009 and 2008:

	2009
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Consumer loan balances and fees receivable:
Gross - Company owned	$ 93,158	$ 111,973	$ 118,160	$ 136,139
Gross - Guaranteed by the Company	28,342	33,686	42,768	49,862
Combined consumer loans and fees receivable, gross(a)	$ 121,500	$ 145,659	$ 160,928	$ 186,001
Allowance and accrual for losses on consumer loans	18,800	24,222	27,504	30,294
Combined consumer loans and fees receivable, net(a)	$ 102,700	$ 121,437	$ 133,424	$ 155,707
Allowance and accrual for losses and accrued third-party lender losses as a % of combined consumer loans and fees receivable, net(a)	15.5%	16.6%	17.1%	16.3%

(a)	Non-GAAP measure.

	2008
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Consumer loan balances and fees receivable:
Gross - Company owned	$ 94,994	$ 112,893	$ 112,335	$ 105,345
Gross - Guaranteed by the Company	29,469	32,760	31,016	34,945
Combined consumer loans and fees receivable, gross(a)	$ 124,463	$ 145,653	$ 143,351	$ 140,290
Allowance and accrual for losses on consumer loans	22,803	29,710	27,258	23,630
Combined consumer loans and fees receivable, net(a)	$ 101,660	$ 115,943	$ 116,093	$ 116,660
Allowance and accrual for losses and accrued third-party lender losses as a % of combined consumer loans and fees receivable, net(a)	18.3%	20.4%	19.0%	16.8%
(a)	Non-GAAP measure.

Consumer Loans Written. The amount of combined consumer loans written increased $257.4 million, or 12.4%, to $2.3 billion in 2009, from $2.1 billion in 2008, mainly due to increases in demand for consumer loans in the e-commerce segment in domestic markets. Combined consumer loans written includes $1.5 billion and $1.4 billion at December 31, 2009 and 2008, respectively, of Company-owned consumer loans written, and $802.4 million and $680.7 million at December 31, 2009 and 2008, respectively, of consumer loans written that were guaranteed by the Company. The average amount per consumer loan decreased to $432 from $434 during 2009 over 2008, primarily due to a higher percentage of loans written in the Company’s MLOC services channel, which typically has a lower average amount per loan.

The following table summarizes the consumer loans written for the years ended December 31, 2009 and 2008 (dollars in thousands, except average amount per consumer loan):

	Year Ended December 31,
	2009			2008
	Company Owned(a)	Guaranteed by the Company(a)	Combined(b)	Company Owned(a)	Guaranteed by the Company(a)	Combined(b)
Amount of consumer loans written:
Retail Services	$706,066	$220,650	$926,716	$645,990	$231,514	$877,504
Online Lending	696,821	581,740	1,278,561	727,652	449,221	1,176,873
MLOC	126,457	-	126,457	19,979	-	19,979
Total consumer loans written	$1,529,344	$802,390	$2,331,734	$1,393,621	$680,735	$2,074,356
Average amount per consumer loan:
Retail Services	$431	$560	$456	$355	$505	$386
Online Lending	403	704	500	422	672	492
MLOC	157	-	157	171	-	171
Combined	$366	$658	$432	$381	$605	$434

(a)	GAAP measure.
(b)	Non-GAAP measure.

The following table summarizes the consumer loan loss provision for years ended December 31, 2009 and 2008 (dollars in thousands):

	Year Ended December 31,
	2009	2008
Consumer loan loss provision:
Loss provision on Company owned consumer loans	$ 130,007	$ 140,416
Loss provision on consumer loans guaranteed by the Company	809	307
Combined consumer loan loss provision	$ 130,816	$ 140,723
Charge-offs, net of recoveries	$ 124,152	$ 144,597
Combined consumer loan loss provision as a % of combined consumer loans written(a)	5.6%	6.8%
Charge-offs (net of recoveries) as a % of combined consumer loans written(a)	5.3%	7.0%

(a)	Non-GAAP measure.

Due to the short-term nature of the consumer loan product and the high velocity of loans written, seasonal trends are evidenced in quarter-to-quarter performance. In the typical business cycle, the loss provision as a percentage of combined consumer loans written is lowest in the first quarter and increases throughout the year, with the highest ratios occurring during the final two quarters of the year. During 2009, the loss provision as a percentage of combined consumer loans written decreased from the third quarter to the fourth quarter, due to an improvement in charge-offs as a percentage of consumer loans written. The loss provision as a percentage of combined loans written decreased to 5.6% in 2009 compared to 6.8% in 2008.

The following table shows the Company’s loss experience by quarter for 2009 and 2008:

	2009
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
Consumer loans written:
Company owned	$328,910	$364,246	$389,331	$446,857	$1,529,344
Guaranteed by the Company	157,043	167,057	221,999	256,291	802,390
Combined consumer loans written(a)	$485,953	$531,303	$611,330	$703,148	$2,331,734

Combined consumer loan loss provision as a % of combined consumer loans written (a)	5.1%	5.5%	6.2%	5.6%	5.6%
Charge-offs (net of recoveries) as a % of combined consumer loans written (a)	6.1%	4.5%	5.6%	5.2%	5.3%
Combined consumer loan loss provision as a % of consumer loan fees (a)	30.8%	34.5%	38.4%	36.0%	35.2%

(a)	Non-GAAP measure.

	2008
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
Consumer loans written:
Company owned	$ 326,930	$ 352,781	$ 363,560	$ 350,350	$ 1,393,621
Guaranteed by the Company	162,103	178,077	170,411	170,144	680,735
Combined consumer loans written(a)	$ 489,033	$ 530,858	$ 533,971	$ 520,494	$ 2,074,356

Combined consumer loan loss provision as a % of combined consumer loans written (a)	5.5%	6.5%	7.7%	7.3%	6.8%
Charge-offs (net of recoveries) as a % of combined consumer loans written (a)	6.5%	5.2%	8.1%	8.0%	7.0%
Combined consumer loan loss provision as a % of consumer loan fees (a)	31.8%	37.4%	42.5%	42.1%	38.6%

(a)	Non-GAAP measure.

Operations Expenses: Total operations expense increased $29.4 million, or 8.9% to $360.1 million in 2009 compared to $330.7 million in 2008. Operations expense at the retail services segment increased $10.2 million, or 3.6%, to $296.5 million during 2009, when compared to 2008. Operations expenses for the e-commerce segment increased $19.2 million, or 43.2%, to $63.6 million in 2009 compared to 2008.

The table below shows the operations expenses by significant category and as a percent of the total operations expenses (dollars in thousands):

	Year Ended December 31,
	2009	% of Total	2008	% of Total	$ Change	% Change
Personnel	$ 192,133	53.4%	$ 181,118	54.8%	$ 11,015	6.1%
Occupancy	81,190	22.5	76,499	23.0	4,691	6.1
Marketing	44,195	12.3	30,952	9.4	13,243	42.8
Other	42,609	11.8	42,175	12.8	434	1.0
Total	$ 360,127	100.0%	$ 330,744	100.0%	$ 29,383	8.9%

Marketing expense increased by $13.2 million, primarily due to a $12.6 million increase in marketing expenses in the Company’s e-commerce segment, mainly from the online channel’s efforts to expand the Company’s customer base both domestically and internationally, as well as expenses for new product development activities. Management believes that the increase in marketing expenses contributed to the increase in consumer loans written during 2009.

Personnel expenses increased across both segments, including an increase of $6.8 million and $4.2 million at the retail services segment and the e-commerce segment, respectively. The increase in personnel expenses, which include wages, performance incentives and benefits, is primarily due to the combined effects of the addition of Prenda Fácil, staffing increases and the cost of personnel benefits related to the retail services segment.

Occupancy expenses increased by $4.7 million, primarily at the retail services segment. The increase in occupancy expense, which includes rent, property taxes, insurance, utilities and maintenance, is primarily due to recurring rent and property tax increases, as well as the inclusion of a full year of expenses from Prenda Fácil during 2009.

During 2008, the Company had a total of $3.2 million of personnel and occupancy charges associated with the closing of 56 consumer loan storefront locations during the year. Of the $3.2 million, approximately $1.6 million was charged to personnel expenses related to store closures and the realignment of operations management, and approximately $1.6 million was charged to occupancy expenses related to lease terminations. Excluding these charges, total operating expenses would have been $327.5 million, and operations expenses would have increased $32.6 million, or 9.0%, in 2009 compared to 2008.

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

Administration Expenses: Total administration expense increased $12.3 million, or 16.3% to $87.9 million in 2009, compared to $75.6 million in 2008. The increase in administration expenses was mainly due to Prenda Fácil’s labor costs, the growth of the Company’s online lending channel and normal recurring salary adjustments within administrative functions. Included in the administration expenses in 2008 were severance and related compensation expense associated with management realignment activities of $3.3 million.

Depreciation and Amortization: Total depreciation and amortization expense increased $1.9 million, or 4.9%, during 2009 compared to 2008, primarily due to the Prenda Fácil operations and software development at the Company’s online lending channel, partially offset by a decrease due to closed retail services locations offering consumer loans in 2008.

Interest Expense: Interest expense increased $4.8 million, or 30.1%, to $20.8 million in 2009 as compared to $16.0 million in 2008. The Company’s effective blended borrowing cost was 4.1% in 2009, down from 4.7% in 2008. During 2009, the average amount of debt outstanding increased $110.3 million to $435.1 million from $324.8 million during 2008, primarily due to the Prenda Fácil acquisition in the fourth quarter of 2008 and the supplemental earn-out and true-up payments related to the CashNetUSA acquisition paid in late 2008 ($34.7 million) and early 2009 ($39.7 million). While the effective blended borrowing cost decreased in 2009, the Company’s offering of its 2009 Convertible Notes during the second quarter of 2009 contributed to the increase in interest expense, as relatively lower cost floating rate debt was replaced by relatively higher cost fixed-rate debt. The Company incurred non-cash interest expense of $2.0 million in 2009 from the 2009 Convertible Notes. See “Item 8. Financial Statements and Supplementary Data—Note 10” for further discussion of the 2009 Convertible Notes.

Income Taxes: The Company’s effective tax rate was 36.7% for 2009 compared to 38.9% for 2008. The Company incurred $4.4 million of nondeductible expenses during 2008, primarily related to development activities supporting a 2008 referendum to overturn Ohio legislation related to short-term consumer loans in that state. If the prior year expense related to the Ohio referendum activities were deductible, the effective tax rate for 2008 would have been 37.7%. Without the prior year expense, the decrease in the 2009 effective tax rate was mainly attributable to lower state taxes and to the effect of lower foreign statutory tax rates on the 2009 increase in earnings from foreign operations.

LIQUIDITY AND CAPITAL RESOURCES

Capital Funding Strategy

The Company manages its liquidity and capital positions to satisfy three primary objectives. First, near-term liquidity is managed to ensure that adequate resources are available to fund the Company’s seasonal working capital growth which is driven by demand for the Company’s loan products. Second, longer-term refinancing strategies are used to manage the Company’s debt refinancing risk, and third, long-term capital strategies are used to provide the capital necessary to fund the Company’s long-term strategic growth objectives. Near-term liquidity is provided through operating cash flows and the utilization of borrowings under the Company’s long-term unsecured bank line of credit. Longer-term refinancing risk is managed by staggering the Company’s debt maturities and issuing new long-term debt securities from time to time as market conditions permit. Long-term capital needs are managed by assessing the growth capital needs of the Company over time and balancing those needs against the internal and external capital resources available.

The Company historically has generated significant cash flow through normal operating activities for funding both long-term and short-term needs. As a result, operating cash flow is expected to meet the needs of near-term operating objectives without reliance on short-term credit instruments such as warehouse lines of credit, asset backed securities or commercial paper. To the extent the Company determines that strategic transactions, such as large scale acquisitions, are necessary, management will consider additional sources of long-term funding. Historically, funding for long-term strategic transactions has been supplemented by the Company’s long-term unsecured bank line of credit or other long-term security issuances.

The significant growth in earnings and the issuance of $25.0 million aggregate principal amount of the Company’s 7.26% senior unsecured notes, which mature in 2017, contributed to improving the Company’s long-term liquidity position during 2010. Additionally, the Company filed an automatic shelf registration statement on Form S-3 (the “Shelf Registration Statement”) on August 14, 2009 that management believes will provide the Company with additional financing flexibility. In addition, the Company maintains a $300 million domestic line of credit that matures in March 2012. The Company is in the process of negotiating a new credit facility to replace this facility, which remains subject to negotiation, execution and delivery of definitive documentation. Management will continue to closely monitor the Company’s liquidity needs and review alternatives for additional capital based on its view that the current uncertainty regarding the credit markets may continue for the foreseeable future.

As of December 31, 2010, 2009 and 2008, the Company was in compliance with all financial ratios, covenants and other requirements set forth in its debt agreements. A significant decline in demand for the Company’s products and services or other unexpected changes in financial condition may result in a violation of the Company’s debt agreements that could result in an acceleration of the Company’s debt, increase the Company’s borrowing costs, and possibly adversely affect the Company’s ability to renew its existing credit facilities or obtain new credit on favorable terms in the future. The Company does not anticipate a significant decline in demand for its services and has historically been successful in maintaining compliance with, and renewing, its debt agreements. To the extent the Company experiences short-term or long-term funding disruptions, the Company has the ability to address these risks through a variety of adjustments related to the current assets of the business, which all have short durations. Such actions could include the immediate liquidation of jewelry inventory, which is comprised primarily of gold items that would be refined into pure gold and sold on the open market and adjustments to short-term lending to consumers that would reduce cash outflow requirements while increasing cash inflows through repayments of consumer loans, many of which are secured by gold jewelry. Additional alternatives may include the sale of assets, reductions in capital spending and changes to its current assets and/or the issuance of debt or equity securities, all of which could be expected to generate additional liquidity.

Cash Flows

The Company’s cash flows and other key indicators of liquidity are summarized as follows (dollars in thousands):

	Year Ended December 31,
	2010		2009		2008
Cash flows provided by operating activities	$351,306		$263,560		$257,409

Cash flows used in investing activities
Pawn loans	$(4,393)		$545		$(9,887)
Consumer loans	(217,022)		(153,481)		(136,854)
Acquisitions	(82,263)		(43,615)		(182,356)
Property and equipment additions	(59,697)		(44,101)		(57,082)
Investment in marketable securities	(5,652)		-		-
Other investing	822		1,031		1,214
Total cash flows used in investing activities	$(368,205)		$(239,621)		$(384,965)

Cash flows provided by (used in) financing activities	$10,222		$(12,765)		$136,494
Working capital	$491,298		$414,450		$313,834
Current ratio	4.8	x	4.1	x	3.1	x
Merchandise turnover	3.0	x	2.9	x	2.9	x
Debt to EBITDA ratio	1.8	x	2.0	x	2.3	x

Cash flows from operating activities. Net cash provided by operating activities increased $87.7 million, or 33.3%, from $263.6 million for 2009 to $351.3 million for 2010. A significant component of the increase in net cash provided by operating activities was a $17.3 million increase in net income during 2010. An additional $51.6 million of net cash provided by operating activities during 2010 was generated by an increase in the consumer loan loss provision, a non-cash expense, primarily as a result of increased loan volume in the e-commerce segment. Changes in merchandise held for disposition also provided cash of $16.0 million due to lower purchases of merchandise from customers and third-party vendors. Changes in prepaid expense and other assets increased cash from operations by $18.4 million, primarily due to decreases in receivables related to the participation interests acquired from a third-party lender through the MLOC service channel. These increases were partially offset by a decrease in current income taxes payable of $17.5 million as a result of the timing of domestic federal income tax payments that are based upon annualized activity through the end of the third quarter, which may differ from the full year tax provision settled in the succeeding fiscal year.

Net cash provided by operating activities increased $6.2 million, or 2.4%, from $257.4 million for the year ended December 31, 2008 to $263.6 million for the year ended December 31, 2009. A significant component of the increase in net cash provided by operating activities was a $16.8 million increase in net income during 2009. This increase was partially offset by a decrease in the consumer loan loss provision, a non-cash expense, of $9.9 million, primarily as a result of decreased consumer loan volume in the retail services segment. The Company’s cash flows from operating activities benefited from an increase in non-cash expenses, which include depreciation and amortization, amortization of discount on convertible debt, stock based compensation expense, and other miscellaneous expenses. The increase of $4.8 million of non-cash expenses, from $43.1 million in 2008 to $47.9 million in 2009, related primarily to depreciation and amortization expenses and the amortization of the debt discount on the convertible notes issued in 2009. Also adding to operating cash flow was a net change in operating assets and liabilities compared to 2009 of $9.3 million, primarily due to increases in accounts payable due to increases in property taxes payable and other trade accounts payable partially offset by increases in other assets related to receivables on third-party consumer loans. In addition, an increase in current income taxes payable resulted from the timing of domestic federal income tax payments that are based upon annualized activity through the end of the third quarter, which differed from the full year tax provision settled in the 2010.

Management believes cash flows from operations and available cash balances and borrowings will be sufficient to fund the Company’s operating liquidity needs.

Cash flows from investing activities. Net cash used in investing activities increased $128.6 million, or 53.7%, in 2010 compared to 2009. The combination of consumer loans made or purchased and consumer loans repaid increased the Company’s use of cash by $63.5 million when compared to 2009, due to a 22.7% increase in consumer loans made or purchased, mostly due to growth in the Company’s e-commerce segment. Cash used in pawn lending activities increased $4.9 million, or less than 1%.

During 2010, cash used for acquisition activities increased by $38.7 million, to $82.3 million, compared to $43.6 million in 2009, as explained below.

The Company’s wholly-owned subsidiary, Cash America, Inc. of Nevada, completed the purchase of substantially all of the assets (the “Maxit acquisition”) of Maxit Financial, LLC (“Maxit”) on October 4, 2010. Maxit owned and operated a 39-store chain of pawn lending locations that operate in Washington and Arizona under the names “Maxit” and “Pawn X-Change.” Per the terms of the Asset Purchase Agreement, the acquisition consideration consisted of a cash payment of approximately $58.2 million, which was funded with borrowings under the Company’s line of credit, and 366,097 shares of the Company’s common stock, with a fair value of $10.9 million as of the closing date. In addition, the Company incurred acquisition costs of $1.5 million related to the acquisition, which are reflected in “Operations expenses” in the consolidated statements of income. Of the total consideration paid to Maxit, $26.2 million was accounted for as goodwill. See “Item 8. Financial Statements and Supplementary Data—Note 3.”

Also, during 2010, in addition to the Maxit acquisition, the Company acquired five domestic retail services locations which primarily operate as pawn lending businesses, for approximately $2.9 million, compared to three such locations acquired in 2009 for approximately $0.9 million in 2009.

The Company made supplemental payments of $21.2 million in 2010, and approximately $2.7 million in 2009, in connection with the acquisition of substantially all the assets of Primary Business Services, Inc., Primary Finance, Inc., Primary Processing, Inc. and Primary Members Insurance Services, Inc. on July 23, 2008. The measurement dates for the remaining supplemental payments are each December 31 and June 30 through June 30, 2012, with each payment, if any, due approximately 45 days after the measurement date. As of December 31, 2010, no additional supplemental payment has been accrued for the December 31, 2010 measurement date based on the amounts previously paid in connection with the initial purchase price and the previous supplemental payments. The total of all payments to the sellers cannot exceed $50.0 million pursuant to the terms of the asset purchase agreement. All supplemental payments were accounted for as goodwill. Through December 31, 2010, the Company has made supplemental payments totaling $23.9 million. See “Item 8. Financial Statements and Supplementary Data—Note 3.”

During 2010, expenditures for property and equipment used $59.7 million of cash in 2010, compared to $44.1 million in 2009. The $15.6 million additional use of cash primarily related to increased expenditures at the Company’s retail services locations, including the remodeling of existing locations and the relocation of other retail services locations. During 2009, expenditures for property and equipment provided $13.0 million of additional cash compared to 2008.

During 2009, cash used for acquisition activities was $138.7 million less than 2008. During 2008, the Company used approximately $83.3 million for the acquisition of retail services locations, primarily due to the Prenda Fácil acquisition, and approximately $99.0 million for acquisitions in the e-commerce segment, primarily due to supplemental earnout payments related to the acquisition of CashNetUSA. On March 31, 2009, the Company made supplemental payments totaling $36.0 million, including a deferral fee of approximately $1.3 million that was recognized as interest expense, in connection with the acquisition of substantially all of the assets of The Check Giant, LLC, which occurred on September 15, 2006.

Management anticipates that expenditures for property and equipment for 2011 will be between $60.0 million and $70.0 million, primarily for the remodeling of selected operating units, for the completion and rollout of product delivery and information systems, including the multi-year project to upgrade the Company’s proprietary point-of-sale system, and for the establishment of approximately 40 new retail services locations.

Cash flows from financing activities. Net cash provided by financing activities increased $23.0 million, or 180.1%, from a use of $12.8 million in 2009 to a source of $10.2 million in 2010. During 2010, the Company’s borrowings, net of repayments and debt issuance costs, were $24.8 million greater than in 2009. Net cash provided by financing activities in 2010 included proceeds of $25.0 million for long-term debt issued by the Company in January 2010 (as more fully described below) and $25.4 million drawn under its line of credit. Scheduled debt payments of $25.5 million were made during 2010 based on the terms of the note obligations. In addition, the Company used $3.7 million more in 2010 for the repurchase of shares of Company common stock through open market transactions, pursuant to a 2007 authorization by the Board of Directors of the Company, and through the repurchase of shares of common stock for tax payments related to stock based compensation.

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

During 2009, cash flows from financing activities used $149.3 million additional cash compared to 2008. During 2009, the Company’s net borrowings, net of debt issuance costs, were $146.6 million lower than in 2008, primarily due to the Company’s net repayments under its line of credit in 2009, compared to net borrowings under the line of credit in 2008.

The Company had outstanding letters of credit of $16.5 million at December 31, 2010, which are considered usage under the Company’s long-term unsecured line of credit for purposes of determining available borrowings under that line of credit. Management believes that the borrowings available ($68.5 million at December 31, 2010) under the credit facilities, cash generated from operations and current working capital of $491.3 million is sufficient to meet the Company’s anticipated capital requirements for its businesses.

Contractual Obligations and Commitments

The following table summarizes the Company’s contractual obligations at December 31, 2010, and the effect such obligations are expected to have on its liquidity and cash flow in future periods (in thousands):

	2011	2012	2013	2014	2015	Thereafter	Total

Bank line of credit	$-	$215,025	$-	$-	$-	$-	$215,025
Other long-term debt (a)	24,433	39,620	14,273	14,273	14,273	134,807	241,679
Interest on other long-term debt (b)	13,170	12,262	10,646	6,763	2,749	14,173	59,763
Non-cancelable leases	47,223	37,868	31,256	24,271	14,746	31,262	186,626

Total	$84,826	$304,775	$56,175	$45,307	$31,768	$180,242	$703,093

(a)

The 2009 Convertible Notes are net of a discount of $10.8 million. The 2009 Convertible Notes have a stated maturity date of May 15, 2029; however the Company expects to repay the $115.0 million balance owed in cash during 2014. If the balance is paid in 2014 as expected, the 2014 total contractual obligations of the Company would be $149,479, and the total contractual obligations for “Thereafter” would be $76,070. See “Item 8. Financial Statements and Supplementary Data—Note 9.”

(b)

Represents cash payments for interest and excludes interest obligations on all of the Company’s variable-rate debt. See “Item 8. Financial Statements and Supplementary Data—Note 10 and Note 12” for further discussion of the Company’s long-term debt and operating lease obligations, respectively.

Share Repurchases

The Company had a share repurchase program that was approved by the Board of Directors of the Company on October 24, 2007 for the repurchase of up to 1.5 million shares of common stock of the Company to return equity capital in excess of its business needs to shareholders.

These share repurchases both offset the issuance of new shares as part of employee compensation plans and reduce shares outstanding. The Company repurchases its common shares primarily by open market purchases. During the year ended December 31, 2010, the Company purchased 385,100 common shares on the open market at an average price of $35.27. Going forward, the Company may not maintain the same levels of share repurchases. The Company remains committed to maintaining a strong capital position.

At December 31, 2010, there were approximately 475,424 shares remaining under authorizations to repurchase shares approved by the Company’s Board of Directors. Generally, the Company retains the shares upon repurchase in treasury, which are not considered outstanding for earnings per common share computation purposes. For additional information regarding the Company’s share repurchases during the year ended December 31, 2010, see “Item 5(c)—Issuer Purchases of Equity Securities” in Part II. On January 26, 2011, the Board of Directors of the Company authorized the repurchase of up to 2.5 million shares of its common stock and cancelled the previous share repurchase authorization.

Off-Balance Sheet Arrangements

The Company arranges for consumers to obtain consumer loan products from multiple independent third-party lenders through the CSO program. When a consumer executes a credit services agreement with the Company under the CSO program, the Company agrees, for a fee payable to the Company by the consumer, to provide a variety of credit services to the consumer, one of which is to guarantee the consumer’s obligation to repay the loan received by the consumer from the third-party lender if the consumer fails to do so. For consumer loan products originated by third-party lenders under the CSO program, each lender is responsible for evaluating each of its customers’ applications, determining whether to approve a consumer loan based on an application and determining the amount of the consumer loan. While the Company performs its own analysis of customers before agreeing to guarantee such loans, the Company is not involved in the lenders’ consumer loan approval processes or in determining the lenders’ approval procedures or criteria. As of December 31, 2010 and 2009, the outstanding amount of active consumer loans originated by third-party lenders under the CSO program was $48.8 million and $49.9 million, respectively, that were guaranteed by the Company.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risks relating to the Company’s operations result primarily from changes in interest rates, gold prices and foreign currency exchange rates. The Company does not engage in speculative or leveraged transactions, nor does it hold or issue financial instruments for trading purposes.

Interest Rate Risk. Management’s objective is to minimize the cost of borrowing over the long term through an appropriate mix of fixed and floating rate debt. Derivative financial instruments, such as interest rate cap agreements, may be used for the purpose of managing fluctuating interest rate exposures that exist from floating rate debt obligations that are expected to remain outstanding. As of December 31, 2010, the Company had outstanding two interest rate cap agreements with a combined notional amount of $30.0 million. These interest rate cap agreements were perfectly effective at December 31, 2010. The Company had variable rate borrowings outstanding of $240.9 million and $227.7 million at December 31, 2010 and 2009, respectively. If prevailing interest rates were to increase 100 basis points over the rates at December 31, 2010, and the variable rate borrowings outstanding remained constant, the Company’s interest expense would increase by $1.9 million, and net income attributable to the Company would decrease by $1.3 million for the year ended December 31, 2010. See “Item 8. Financial Statements and Supplementary Data—Note 10.”

Gold Price Risk. The Company periodically uses forward sale contracts with a major gold bullion bank to sell a portion of the expected amount of refined gold produced in the normal course of business from its liquidation of forfeited gold merchandise. A significant decrease in the price of gold would result in a reduction of proceeds from the disposition of refined gold to the extent that the aggregate amount sold exceeded the amount of contracted forward sales. In addition, a significant and sustained decline in the price of gold would negatively impact the value of some of the goods pledged as collateral by customers and other items which are now, or could be in the future, identified for liquidation as refined gold. In this instance, management believes some customers would be willing to add additional items of value to their pledge in order to obtain the desired loan amount. However, those customers unable or unwilling to provide additional collateral would receive lower loan amounts, possibly resulting in a lower balance of pawn loans outstanding for the Company.

Foreign Currency Exchange Risk. The Company periodically uses forward currency exchange contracts and foreign debt instruments to minimize risk of foreign currency exchange rate fluctuations in the United Kingdom, Mexico and Australia. The Company’s forward currency exchange contracts are non-designated derivatives. Any gain or loss resulting from these forward contracts is recorded as income or loss and is included in “Foreign currency transaction gain (loss)” in the Company’s consolidated statement of income. The following table sets forth, by each foreign currency hedged, the notional amounts of forward currency exchange contracts as of December 31, 2010, the total gains or losses recorded in 2010, and sensitivity analysis of hypothetical 10% declines in the exchange rates of the currencies (US Dollars in thousands).

	Notional amount of outstanding contracts as of December 31, 2010	Gain/(loss) recorded in 2010	Sensitivity Analysis (a)
British pound	$33,856	$(9)	$($2,231)
Mexican peso	7,787	(809)	(464)
Australian dollar	4,749	(350)	(312)
Total	$46,392	$(1,168)	$($3,007)

(a)	Represents the decrease to net income attributable to the Company due to a hypothetical 10% decline in the exchange rate of the foreign currency.

The Company is also subject to currency exchange rate fluctuations in Canada. The Company does not currently manage its exposure to risk from foreign currency exchange rate fluctuations through the use of foreign exchange forward contracts in Canada. As the Company’s Canadian operations continue to grow, management will continue to evaluate and implement foreign exchange rate risk management strategies. See “Item 8. Financial Statements and Supplementary Data—Note 15.”

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Cash America International, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, equity, comprehensive income, and cash flows present fairly, in all material respects, the financial position of Cash America International, Inc. and its subsidiaries at December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

February 25, 2011

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. In making its assessment of the effectiveness of the Company’s internal control over financial reporting, management of the Company has utilized the criteria established in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on management’s assessment, we concluded that, as of December 31, 2010, the Company’s internal control over financial reporting is effective based on those criteria. All internal control systems, no matter how well designed, have inherent limitations and may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2010 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in this Form 10-K.

/s/ DANIEL R. FEEHAN	/s/ THOMAS A. BESSANT, JR.
Daniel R. Feehan	Thomas A. Bessant, Jr.
President and Chief Executive Officer	Executive Vice President and
Chief Financial Officer

February 25, 2011	February 25, 2011

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	December 31,
	2010	2009
Assets
Current assets:
Cash and cash equivalents	$38,324	$46,004
Pawn loans	218,408	188,312
Consumer loans, net	139,377	108,789
Merchandise held for disposition, net	124,399	113,824
Pawn loan fees and service charges receivable	41,216	36,544
Prepaid expenses and other assets	32,490	32,129
Deferred tax assets	28,016	21,536
Total current assets	622,230	547,138
Property and equipment, net	222,320	193,737
Goodwill	543,324	493,492
Intangible assets, net	31,188	27,793
Other assets	8,124	7,495
Total assets	$1,427,186	$1,269,655

Liabilities and Equity
Current liabilities:
Accounts payable and accrued expenses	$96,465	$87,368
Accrued supplemental acquisition payment	-	2,291
Customer deposits	9,146	8,837
Income taxes currently payable	888	8,699
Current portion of long-term debt	24,433	25,493
Total current liabilities	130,932	132,688
Deferred tax liabilities	56,792	42,590
Noncurrent income tax payable	2,408	2,009
Other liabilities	2,052	5,479
Long-term debt	432,271	403,690
Total liabilities	$624,455	$586,456

Equity:
Cash America International, Inc. equity:
Common stock, $0.10 par value per share, 80,000,000 shares authorized, 30,235,164 shares issued	3,024	3,024
Additional paid-in capital	165,658	166,761
Retained earnings	644,208	532,805
Accumulated other comprehensive income	4,797	1,181
Treasury shares, at cost (685,315 shares and 933,082 shares at December 31, 2010 and 2009, respectively)	(21,283)	(26,836)
Total Cash America International, Inc. shareholders’ equity	796,404	676,935
Noncontrolling interest	6,327	6,264
Total equity	802,731	683,199
Total liabilities and equity	$1,427,186	$1,269,655

See notes to consolidated financial statements.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

	Year Ended December 31,
	2010	2009	2008
Revenue
Pawn loan fees and service charges	$253,314	$231,178	$184,995
Proceeds from disposition of merchandise	534,878	502,736	465,655
Consumer loan fees	490,952	371,856	364,603
Other	14,195	14,620	15,541
Total Revenue	1,293,339	1,120,390	1,030,794
Cost of Revenue
Disposed merchandise	338,756	324,277	295,360
Net Revenue	954,583	796,113	735,434
Expenses
Operations	419,616	360,127	330,744
Consumer loan loss provision	182,394	130,816	140,723
Administration	101,518	87,929	75,610
Depreciation and amortization	43,923	41,589	39,651
Total Expenses	747,451	620,461	586,728
Income from Operations	207,132	175,652	148,706
Interest expense	(22,345)	(20,807)	(15,993)
Interest income	325	29	267
Foreign currency transaction loss	(463)	(158)	(177)
Equity in loss of unconsolidated subsidiary	(136)	-	-
Income before Income Taxes	184,513	154,716	132,803
Provision for income taxes	69,269	56,780	51,617
Net Income	115,244	97,936	81,186
Net loss (income) attributable to the noncontrolling interest	294	(1,258)	(46)
Net Income Attributable to Cash America International, Inc.	$115,538	$96,678	$81,140
Earnings Per Share:
Net Income attributable to Cash America International, Inc. common shareholders:
Basic	$3.90	$3.26	$2.77
Diluted	$3.67	$3.17	$2.70
Weighted average common shares outstanding:
Basic	29,640	29,639	29,327
Diluted	31,521	30,503	30,092
Dividends declared per common share	$0.14	$0.14	$0.14

See notes to consolidated financial statements.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

(in thousands, except per share data)

	Common Stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Treasury shares, at cost		Total share- holders’ equity	Non- controlling interest	Total Equity
	Shares	Amount				Shares	Amount
Balance at January 1, 2008	30,235,164	$3,024	$163,581	$363,180	$16	(1,136,203)	$(33,199)	$496,602	$-	$496,602
Reissuance of treasury shares			(3,840)			391,236	11,730	7,890		7,890
Shares issued under stock-based plans			(3,710)			147,351	4,397	687		687
Stock-based compensation expense			3,314					3,314		3,314
Income tax benefit from stock-based compensation			662					662		662
Net income attributable to Cash America International, Inc.				81,140				81,140		81,140
Dividends paid				(4,068)				(4,068)		(4,068)
Unrealized derivatives loss, net of tax					(68)			(68)		(68)
Foreign currency translation loss, net of tax					(3,912)			(3,912)	(216)	(4,128)
Purchases of treasury shares						(221,156)	(7,206)	(7,206)		(7,206)
Acquisition of foreign subsidiary								-	4,864	4,864
Income from noncontrolling interests								-	46	46
Balance at December 31, 2008	30,235,164	3,024	160,007	440,252	(3,964)	(818,772)	(24,278)	575,041	4,694	579,735
Shares issued under stock-based plans			(6,668)			280,250	8,247	1,579		1,579
Stock-based compensation expense			3,210					3,210		3,210
Income tax benefit from stock based compensation			786					786		786
Issuance of convertible debt			9,426					9,426		9,426
Net income attributable to Cash America International, Inc.				96,678				96,678		96,678
Dividends paid				(4,125)				(4,125)		(4,125)
Unrealized derivatives gain, net of tax					54			54		54
Foreign currency translation gain, net of tax					5,091			5,091	312	5,403
Purchases of treasury shares						(394,560)	(10,805)	(10,805)		(10,805)
Income attributable to noncontrolling interests								-	1,258	1,258
Balance at December 31, 2009	30,235,164	3,024	166,761	532,805	1,181	(933,082)	(26,836)	676,935	6,264	683,199
Reissuance of treasury shares			(699)			366,097	11,553	10,854		10,854
Shares issued under stock-based plans			(6,469)			289,921	8,482	2,013		2,013
Stock-based compensation expense			3,815					3,815		3,815
Income tax benefit from stock-based compensation			2,250					2,250		2,250
Net income attributable to Cash America International, Inc.				115,538				115,538		115,538
Dividends paid				(4,135)				(4,135)		(4,135)
Unrealized derivatives loss, net of tax					(97)			(97)		(97)
Foreign currency translation gain, net of tax					5,015			5,015	357	5,372
Marketable securities unrealized loss, net of tax					(1,302)			(1,302)		(1,302)
Purchases of treasury shares						(408,251)	(14,482)	(14,482)		(14,482)
Loss from noncontrolling interests								-	(294)	(294)
Balance at December 31, 2010	30,235,164	$3,024	$165,658	$644,208	$4,797	(685,315)	$ (21,283)	$796,404	$6,327	$802,731

See notes to consolidated financial statements.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Year Ended December 31,
	2010	2009	2008

Net income	$ 115,244	$ 97,936	$ 81,186
Other comprehensive gain (loss), net of tax:
Unrealized derivatives (loss) gain (a)	(97)	54	(68)
Foreign currency translation gain (loss)(b)	5,372	5,403	(4,128)
Marketable securities unrealized loss(c)	(1,302)	-	-
Total other comprehensive gain (loss), net of tax	3,973	5,457	(4,196)
Comprehensive income	$ 119,217	$ 103,393	$ 76,990
Net loss (income) attributable to the noncontrolling interest	294	(1,258)	(46)
Foreign currency translation (gain) loss attributable to the noncontrolling interest	(357)	(312)	216
Comprehensive (income) loss attributable to the noncontrolling interest	(63)	(1,570)	170
Comprehensive Income attributable to Cash America International, Inc.	$ 119,154	$ 101,823	$ 77,160

(a)	Net of tax benefit/(provision) of $52, $(30), and $37 for the years ended December 31, 2010, 2009 and 2008.

(b)	Net of tax benefit/(provision) of $219, $(168) and $107 for the years ended December 31, 2010, 2009 and 2008.

(c)	Net of tax benefit of $700 for the year ended December 31, 2010.

See notes to consolidated financial statements.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

		Year Ended December 31,
		2010		2009		2008
Cash Flows from Operating Activities
Net Income	$	115,244	$	97,936	$	81,186
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization		43,923		41,589		39,651
Amortization of discount on convertible debt		3,340		1,956		-
Consumer loan loss provision		182,394		130,816		140,723
Stock-based compensation		3,815		3,210		3,314
Deferred income taxes, net		8,842		11,105		7,302
Other		718		1,191		177
Changes in operating assets and liabilities, net of assets acquired
Merchandise held for disposition		(6,914)		(22,883)		(15,127)
Pawn loan fees and service charges receivable		(2,120)		(3,329)		(4,107)
Finance and service charges on consumer loans		(3,590)		(1,465)		1,885
Prepaid expenses and other assets		1,337		(17,054)		2,709
Accounts payable and accrued expenses		11,569		10,340		2,052
Excess income tax benefit from stock-based compensation		(2,250)		(786)		(662)
Current income taxes		(5,415)		12,124		(5,699)
Other operating assets and liabilities		413		(1,190)		4,005
Net cash provided by operating activities		351,306		263,560		257,409
Cash Flows from Investing Activities
Pawn loans made		(644,683)		(622,697)		(495,637)
Pawn loans repaid		391,440		360,670		247,332
Principal recovered through dispositions of forfeited pawn loans		248,850		262,572		238,418
Consumer loans made or purchased		(1,591,467)		(1,297,042)		(1,133,371)
Consumer loans repaid		1,374,445		1,143,561		996,517
Acquisitions, net of cash acquired		(82,263)		(43,615)		(182,356)
Purchases of property and equipment		(59,697)		(44,101)		(57,082)
Investments in marketable securities		(5,652)		-		-
Other investing activities		822		1,031		1,214
Net cash used in investing activities		(368,205)		(239,621)		(384,965)
Cash Flows from Financing Activities
Net borrowings (repayments) under bank lines of credit		25,362		(92,663)		109,876
Issuance of long-term debt		25,000		115,000		48,000
Net proceeds from re-issuance of treasury shares		2,013		1,578		687
Loan costs paid		(293)		(3,920)		(2,958)
Payments on notes payable and other obligations		(25,493)		(18,616)		(8,499)
Excess income tax benefit from stock-based compensation		2,250		786		662
Treasury shares purchased		(14,482)		(10,805)		(7,206)
Dividends paid		(4,135)		(4,125)		(4,068)
Net cash provided by (used in) financing activities		10,222		(12,765)		136,494
Effect of exchange rates on cash		(1,003)		4,825		(1,658)
Net (decrease) increase in cash and cash equivalents		(7,680)		15,999		7,280
Cash and cash equivalents at beginning of year		46,004		30,005		22,725
Cash and cash equivalents at end of period	$	38,324	$	46,004	$	30,005

See notes to consolidated financial statements.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Nature of the Company

Cash America International, Inc. (the “Company”) provides specialty financial services to individuals through retail services locations and through electronic distribution platforms known as e-commerce activities. These services include secured non-recourse loans, commonly referred to as pawn loans and unsecured consumer loans.

Pawn loans are short-term (generally 30 to 90 days) made on the pledge of tangible personal property. Pawn loan fees and service charges revenue are generated from the Company’s pawn loan portfolio. A related activity of the pawn lending operations is the disposition of collateral from unredeemed pawn loans and the liquidation of a smaller volume of merchandise purchased directly from third-parties or from customers.

The Company’s consumer loan portfolio includes short-term single payment loans, longer-term multi-payment installment loans, credit services and participation interests purchased from third parties in the micro line of credit (or “MLOC”) services channel. Consumer loans provide customers with cash, typically in exchange for a promissory note or other repayment agreement supported, in most cases, by that customer’s personal check or authorization to debit that customer’s account via an electronic transaction for the aggregate amount of the payment due. Through the Credit Services Organization program (the “CSO program”), the Company provides a third-party lender’s consumer loan product in some markets by acting as a credit services organization on behalf of consumers in accordance with applicable state laws. These include credit services, loans arranged with independent third-party lenders, assistance in the preparation of loan applications and loan documents and acceptance of loan payments. The Company also guarantees the customer’s payment obligations in the event of default if the customer is approved for and accepts the loan. A customer who obtains a loan through the CSO program pays the Company a fee for these credit services (“CSO fees”). Although consumer loan transactions may take the form of loans, deferred check deposit transactions, credit services transactions, or the processing of, and the participation in receivables originated by, a third-party lender’s MLOC product, the transactions are referred to throughout this discussion as “consumer loans.”

In addition, the Company provides check cashing and related financial services through many of its retail services locations and through its franchised and Company-owned check cashing centers. The Company offers short-term consumer loans exclusively over the internet under the name “CashNetUSA” in the United States, under the name “QuickQuid” in the United Kingdom, and under the name “DollarsDirect” in Australia and Canada. MetaBank, whose iAdvance program has generated earnings for the Company’s MLOC services channel, terminated its iAdvance program as of October 13, 2010. See “Revenue Recognition” section of Note 2 below for a discussion of the current status of the Company’s MLOC business.

2.    Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include all of the accounts of Cash America International, Inc. and its majority-owned subsidiaries (the “Company”). All significant intercompany accounts and transactions have been eliminated in consolidation.

The Company changed its presentation format for certain operations and administrative expenses during 2010. In addition, the Company realigned its operating segments in the second quarter of 2010. Certain amounts in the consolidated financial statements for the years ended December 31, 2010, 2009 and 2008 have been reclassified to conform to the presentation format adopted in 2010 for these changes. These reclassifications have no impact on consolidated results previously reported. See Note 18.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company has a contractual relationship with a third-party entity, Huminal, S.A. de C.V., a Mexican sociedad anónima de capital variable (“Huminal”), to compensate and maintain the labor force of its Mexico pawn operations, of which the Company is a majority owner due to the December 16, 2008 acquisition (the “Prenda Fácil acquisition”) by the Company of 80% of the outstanding stock of Creazione Estilo, S.A. de C.V., a Mexican sociedad anónima de capital variable (“Creazione”), operating under the name “Prenda Fácil” (referred to as “Prenda Fácil”). The Company has no ownership interest in Huminal; however, Prenda Fácil qualifies as the primary beneficiary of Huminal in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810-10-50, Variable Interest Entities. Therefore, the results and balances of Huminal are consolidated and allocated to net income attributable to noncontrolling interests.

Use of Estimates

The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the dates of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, merchandise held for disposition, allowance for losses on consumer loans, goodwill, long-lived and intangible assets, income taxes, contingencies and litigation. Management bases its estimates on historical experience, empirical data and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions.

Foreign Currency Translations

The functional currencies for the Company’s subsidiaries that serve residents of the United Kingdom, Australia, Canada and Mexico are the British pound, the Australian dollar, the Canadian dollar and the Mexican peso, respectively. The assets and liabilities of these subsidiaries are translated into U.S. dollars at the exchange rates in effect at each balance sheet date, and the resulting adjustments are recorded in “Accumulated other comprehensive income (loss)” as a separate component of equity. Revenue and expenses are translated at the monthly average exchange rates occurring during each period.

Cash and Cash Equivalents

The Company considers cash on hand in operating locations, deposits in banks and short-term marketable securities with original maturities of 90 days or less as cash and cash equivalents.

Revenue Recognition

Pawn Lending – Pawn loans are short-term loans made on the pledge of tangible personal property. Pawn loan fees and service charges revenue are accrued ratably over the term of the loan (generally 30 – 90 days) for the portion of those pawn loans deemed collectible. A pawn loan is considered nonperforming if the customer does not redeem the loan at its contractual maturity. Pawn loan fees and service charges do not accrue on nonperforming loans. Pawn loans written during each calendar month are aggregated and tracked for performance. The gathering of this empirical data allows the Company to analyze the characteristics of its outstanding pawn loan portfolio and assess the collectability of the principal balance in addition to pawn loan fees and service charges.

With respect to the Company’s domestic pawn operations, for pawn loans that are not redeemed, the carrying value of the underlying collateral is stated at the lower of cost or market. Collateral underlying unredeemed pawn loans is reflected in “Merchandise held for disposition” on the Company’s consolidated balance sheets. Upon sale of

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the merchandise, the Company recognizes as gross profit the difference between the amounts loaned, which is cost of sales, and the selling amount. The cost of merchandise, computed on the specific identification basis, is removed from merchandise held for disposition and recorded as a cost of revenue at the time of sale. Interim customer payments for layaway sales are recorded as customer deposits and subsequently recognized as revenue during the period in which the final payment is received.

With respect to the Company’s foreign pawn operations, pledged collateral for nonperforming pawn loans is not owned by the Company and is held in “Prepaid expenses and other assets” until sold. Revenue is recognized at the time the collateral is sold as “pawn loan fees and service charges.” If the proceeds exceed the outstanding loan balance, the Company recognizes as revenue accrued pawn loan fees and service charges, which includes other fees and expenses incurred in relation to the non-payment and sale of the loan collateral on behalf of the customer at the time of the sale. If the proceeds from the disposition of the collateral are less than the outstanding loan balance, a loss is recorded for the difference at the time the collateral is sold which reduces the amount of pawn loan fees and service charges revenue from performing loans in the current period. In the event there are proceeds greater than the accrued service charges and all fees and expenses, the excess amount is recognized as revenue. If, within six months of the sale of the merchandise, the customer makes a claim to receive the excess proceeds, the Company refunds that amount to the customer and reduces revenue by the same amount.

Consumer Loans – The Company accrues fees and interest on consumer loans on a constant yield basis ratably over the term of the loan. A consumer loan is considered nonperforming if the customer does not make payments in accordance with the contractual requirements. Generally, consumer loan fees do not accrue on nonperforming loans. CSO fees are deferred and amortized over the term of the loan and recorded as “Consumer loan fees” in the accompanying consolidated statements of income. The contingent loss on the guaranteed loans is accrued and recorded as a liability, which approximates the fair value of the liability.

As of December 31, 2010 and 2009, $178.3 million and $136.1 million, respectively, of gross consumer loans were outstanding, which are included in the Company’s consolidated balance sheet. In addition, $48.8 million and $49.9 million, respectively, of active consumer loans owned by third-party lenders were guaranteed by the Company.

One of the components in the Company’s e-commerce segment is earnings from its MLOC services channel. The MLOC services channel has most recently generated its earnings through loan processing services the Company provided for MetaBank related to the iAdvance MLOC product MetaBank made available on certain stored-value debit cards the bank issues, as well as from fees generated from participation interests the Company acquired in the receivables originated by MetaBank in connection with the iAdvance program. MetaBank terminated its iAdvance program as of October 13, 2010.

Allowance for Losses on Consumer Loans

See Note 5 for a discussion of the Company’s allowance for losses on consumer loans.

Merchandise Held for Disposition and Cost of Disposed Merchandise

Merchandise held for disposition includes merchandise acquired from unredeemed loans, merchandise purchased from third-parties or directly from customers. Merchandise held for disposition is stated at the lower of cost (cash amount loaned) or market. Cash received upon the sale of forfeited merchandise is classified as a recovery of principal on unredeemed loans under investing activities and any related profit or loss on disposed merchandise is included in operating activities in the period when the merchandise is sold. The Company provides an allowance for returns and valuation based on management’s evaluation of the characteristics of the merchandise and historical shrinkage rates. The allowance deducted from the carrying value of merchandise held for disposition amounted to

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

$0.7 million at December 31, 2010 and 2009. The Company offers customers a 30-day satisfaction guarantee, whereby the customer can return merchandise and receive a full refund, a replacement item of comparable value or store credit. Based on management’s analysis of historical refund trends, the Company provided a return allowance of $0.3 million at both December 31, 2010 and 2009.

Property and Equipment

Property and equipment is recorded at cost. The cost of property retired or sold and the related accumulated depreciation are removed from the accounts, and any resulting gain or loss is recognized in the consolidated statements of income. Depreciation expense is generally provided on a straight-line basis, using the following estimated useful lives:

Buildings and building improvements(a)	7 to 40 years
Leasehold improvements(b)	2 to 10 years
Furniture, fixtures and equipment	3 to 7 years
Computer hardware and software	2 to 5 years

(a)	Structural components are depreciated over 30 to 40 years and the remaining building systems and features are depreciated over 7 to 20 years.
(b)	Leasehold improvements are depreciated over the terms of the lease agreements with a maximum of 10 years.

Software Development Costs

The Company develops computer software for internal use. Eligible internal and external costs incurred for the development of computer applications, as well as for upgrades and enhancements that result in additional functionality of the applications, are capitalized. Internal and external training and maintenance costs are charged to expense as incurred. When an application is placed in service, the Company begins amortizing the related capitalized software costs using the straight-line method based on its estimated useful life, which currently ranges from three to ten years.

Goodwill and Other Intangible Assets

In accordance with ASC 350-20-35, Goodwill – Subsequent Measurement and ASC 350-30-35, Intangibles—Goodwill and Other—Subsequent Measurement, the Company performs an impairment review of goodwill and intangible assets with an indefinite life at least annually. This review is performed for each reporting unit as of June 30. The Company realigned its reportable segments in the second quarter of 2010. The Company completed its June 2010 test both before and after the realignment of its reportable segments and determined that there was no evidence of impairment of goodwill or other indefinite lived intangible assets. As a result of the segment realignment, the Company allocated a portion of the goodwill relating to its previously reported cash advance segment to the retail services segment based on the relative fair values of those reporting units. See Note 18.

The termination of the iAdvance program by MetaBank in October of 2010, which is discussed in the “Revenue Recognition” section above, was considered a triggering event for purposes of goodwill impairment testing. In accordance with ASC 350-20-35-30, Intangibles—Goodwill and Other, the Company tested goodwill at the e-commerce reporting unit for impairment following this announcement and noted no impairment.

The Company amortizes intangible assets with an estimable life on the basis of their expected periods of benefit, generally three to 10 years. The costs of start-up activities and organization costs are charged to expense as incurred.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

All of the amounts of goodwill recorded in the Company’s acquisitions, except for the acquisition of Prenda Fácil, are expected to be deductible for tax purposes.

Impairment of Long-Lived Assets Other Than Goodwill and Other Intangible Assets

An evaluation of the recoverability of property and equipment and amortized intangible assets is performed whenever the facts and circumstances indicate that the carrying value may be impaired. An impairment loss is then recognized if the future undiscounted cash flows associated with the asset and the estimated fair value of the asset are less than the asset’s corresponding carrying value. The amount of the impairment loss, if any, is the excess of the asset’s carrying value over its estimated fair value.

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

The Company accounts for uncertainty in income taxes in accordance with ASC 740-10-25, Accounting for Uncertainty in Income Taxes (“ASC 740-10-25”). ASC 740-10-25 requires that a more-likely-than-not threshold be met before the benefit of a tax position may be recognized in the consolidated financial statements and prescribes how such benefit should be measured. It also provides guidance on recognition adjustment, classification, accrual of interest and penalties, accounting in interim periods, disclosure and transition. See Note 11.

It is the Company’s policy to classify interest and penalties on income tax liabilities as interest expense and administrative expense, respectively. The Company did not change its policy on classification of such amounts upon adoption of ASC 740-10-25.

Hedging and Derivatives Activity

As a policy, the Company does not engage in speculative or leveraged transactions, nor does it hold or issue financial instruments for trading purposes. The Company does periodically use derivative financial instruments, such as interest rate cap agreements and foreign currency forward contracts. The Company uses interest rate cap agreements for the purpose of managing interest rate exposures that exist from ongoing business operations. During the years ended December 31, 2010, 2009 and 2008, the Company entered into interest rate cap agreements that have been determined to be perfectly effective cash flow hedges, pursuant to ASC 815-20-25, Derivatives and Hedging – Recognition (“ASC 815-20-25”), at inception and on an ongoing basis. The fair value of these interest rate cap agreements is recognized in “Other assets” in the accompanying consolidated balance sheets and changes in fair value are recognized in “Accumulated other comprehensive income (loss)” in the accompanying consolidated statements of equity. The Company uses foreign currency forward contracts to minimize the effects of foreign currency risk in the United Kingdom, Mexico and Australia. See Note 15. The Company may periodically enter into forward sale contracts with a major gold bullion bank to sell refined gold that is acquired in the normal course of business from the Company’s liquidation of forfeited gold merchandise. These contracts are not accounted for as derivatives because they meet the criteria for the normal purchases and normal sales scope exception in ASC 815-20-25.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Operations and Administration Expenses

Operations expenses include expenses incurred for occupancy, marketing and other charges that are directly related to the retail services and e-commerce operations. These costs are incurred within the retail services locations and the Company’s call centers for customer service and collections. In addition, costs related to management supervision, oversight of locations and other costs for the oversight of the Company’s retail services locations are included in operations expenses. Administration expenses include expenses incurred for personnel and related expenses for more general activities, such as accounting, information systems management, government relations, regulatory oversight and compliance and legal directly related to corporate administrative functions.

Marketing Expenses

Costs of advertising and direct customer procurement are expensed at the time of first occurrence and included in operating expenses.

Stock-Based Compensation

The Company accounts for its stock-based employee compensation plans in accordance with ASC 718-10-30, Compensation – Stock Compensation (“ASC 718-10-30”), using the modified prospective method. Under the modified prospective method, the Company is required to recognize compensation expense over the remaining vesting periods for stock-based awards.

Marketable Securities

The Company holds marketable securities that are classified as available-for-sale. Unrecognized gains and losses, net of tax, are recorded in “Other accumulated comprehensive income” in the consolidated statements of equity. The Company evaluates marketable securities for impairment on a quarterly basis. If an impairment of a marketable security is determined to be other than temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period the other-than- temporary-impairment is identified. Marketable securities are held in “Other assets” on the consolidated balance sheets.

Investments in Unconsolidated Subsidiaries

The Company records investments in unconsolidated companies initially at cost and subsequently adjusts them for equity in earnings and cash contributions and distributions. Earnings on unconsolidated investments are recorded under the equity method of accounting, in “Equity in loss of unconsolidated subsidiary” in the consolidated statements of income. Investments in unconsolidated subsidiaries are held in “Other assets” in the consolidated balance sheets.

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

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth the reconciliation of numerators and denominators of basic and diluted earnings per share computations for the years ended December 31, 2010, 2009 and 2008 (in thousands, except per share amounts):

	Year Ended December 31,
	2010	2009	2008
Numerator:
Net income attributable to Cash America International, Inc.	$115,538	$96,678	$81,140
Denominator:
Total weighted average basic shares (a)	29,640	29,639	29,327
Shares applicable to outstanding option award agreements	141	184	334
Shares applicable to unvested restricted stock unit award agreements	407	373	431
Convertible debt(b)	1,333	307	-
Total weighted average diluted shares	31,521	30,503	30,092

Net income – basic	$3.90	$3.26	$2.77
Net income – diluted	$3.67	$3.17	$2.70

(a)

Included in “Total weighted average basic shares” are vested restricted stock units of 191, 189 and 206, as well as shares in the Company’s non-qualified savings plan of 33, 33 and 59 for the years ended December 31, 2010, 2009 and 2008.

(b)

The shares issuable related to the Company’s 2009 Convertible Notes due 2029 have been calculated using the treasury stock method. The Company intends to settle the principal portion of the convertible debt in cash; therefore, only the shares related to the conversion spread have been included in weighted average diluted shares. See Note 9 for a discussion of the 2009 Convertible Notes due 2029.

There were no anti-dilutive shares for the years ended December 31, 2010, 2009 and 2008.

Recently Issued Accounting Pronouncements

In December 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-29, Disclosure of Supplementary Pro Forma Information for Business Combinations (“ASU 2010-29”). This standard update clarifies that, when presenting comparative financial statements, SEC registrants should disclose revenue and earnings of the combined entity as though the current period business combinations had occurred as of the beginning of the comparable prior annual reporting period only. The update also expands the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. ASU 2010-29 is effective prospectively for material (either on an individual or aggregate basis) business combinations entered into in fiscal years beginning on or after December 15, 2010 with early adoption permitted. The Company does not anticipate the adoption of ASU 2010-29 will have a material effect on its financial position or results of operations.

Recently Adopted Accounting Pronouncements

In July 2010, the FASB issued ASU 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses (“ASU 2010-20”). ASU 2010-20 expands the existing disclosure requirements surrounding the Company’s pawn and consumer loans and the allowance for loan losses. The objectives of the enhanced disclosures are to provide information that enables readers of financial statements to understand the nature of

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

credit risk in these loans and how that risk is analyzed in determining the related allowance for loan losses. The new disclosures are required for interim and annual reporting periods ending on or after December 15, 2010. The Company adopted ASU 2010-20 for the year ended December 31, 2010 and the adoption did not have a material effect on its financial position or results of operations.

In February 2010, FASB issued ASC Update No. 2010-9, Subsequent Events (Topic 855) (“ASU 2010-09”). ASU 2010-09 states that an SEC filer is not required to disclose the date through which subsequent events have been evaluated. This portion of ASU 2010-09 was effective for the Company upon issuance, and the adoption of ASU 2010-09 did not have a material effect on the Company’s financial position or results of operations.

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

3.     Acquisitions

Maxit

Pursuant to its business strategy of expanding storefront operations in the United States, the Company’s wholly-owned subsidiary, Cash America, Inc. of Nevada, completed the purchase of substantially all of the assets (the “Maxit acquisition”) of Maxit Financial, LLC (“Maxit”) on October 4, 2010. Maxit owned and operated a 39-store chain of pawn lending locations that operate in Washington and Arizona under the names “Maxit” and “Pawn X-Change.” Per the terms of the Asset Purchase Agreement, the acquisition consideration consisted of a cash payment of approximately $58.2 million, which was funded with borrowings under the Company’s line of credit, and 366,097 shares of the Company’s common stock, with a fair value of $10.9 million as of the closing date. In addition, the Company incurred acquisition costs of $1.5 million related to the acquisition, which are reflected in “Operations expenses” in the consolidated statements of income. The goodwill of $26.2 million arising from the acquisition consists largely of the synergies and economies of scale expected from combining the operations of the Company and Maxit. As further described in Note 18, the activities and goodwill of Maxit are included in the results of the Company’s retail services segment.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2010, the purchase price of Maxit was allocated as follows (in thousands):

Pawn loans	$20,714
Merchandise acquired	6,217
Pawn loan fees and service charges receivable	2,268
Property and equipment	7,578
Goodwill	26,246
Intangible assets	7,500
Other assets	80
Other liabilities	(1,426)
Customer deposits	(149)
Total consideration paid for acquisition, net of cash acquired	$69,028
Restricted stock paid for acquisition	(10,854)
Total cash paid for acquisition, net of cash acquired	$58,174

Prenda Fácil

Pursuant to its business strategy of expanding storefront operations for the pawn business in Latin America, the Company, through its wholly-owned subsidiary, Cash America of Mexico, Inc., completed the acquisition of 80% of the outstanding stock of Creazione, which operates retail services locations under the name “Prenda Facil,” in December 2008. The Company paid an aggregate initial consideration of $90.5 million, net of cash acquired, of which $82.6 million was paid in cash, including acquisition costs of approximately $3.6 million. The remainder of the initial consideration was paid in the form of 391,236 shares of the Company’s common stock with a fair value of $7.9 million as of the closing date. The Company also agreed to pay a supplemental earn-out payment in an amount based on a five times multiple of the consolidated earnings of Prenda Fácil’s business as specifically defined in the Stock Purchase Agreement (generally Prenda Fácil’s earnings before interest, income taxes, depreciation and amortization expenses denominated in its local currency) for the twelve-month period ending June 30, 2011, reduced by amounts previously paid. If the calculation of the supplemental payment produces an amount that is zero or less, there would be no supplemental payment. Any earned supplemental payment is expected to be paid in cash on or before August 15, 2011 and will be accounted for as goodwill. As of December 31, 2010, no supplemental payment has been accrued with respect to the June 30, 2011 determination date. The Company paid post-closing acquisition costs of $0.3 million, resulting in a total of $82.9 million paid in cash for the acquisition, net of cash acquired. As further described in Note 18, the activities of Prenda Fácil are included in the results of the Company’s retail services segment.

The purchase price of Creazione was allocated as follows (in thousands):

Pawn loans	$14,670
Pawn loan fees and service charges receivable	1,581
Property and equipment	1,872
Goodwill	61,272
Intangible assets	13,107
Other assets	2,925
Other liabilities	(4,933)
Total consideration paid for acquisition , net of cash acquired	$90,494
Restricted stock paid for acquisition	(7,890)
2009 purchase price adjustments (acquisition costs)	259
Total cash paid for acquisition, net of cash acquired	$82,863

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Primary Innovations, LLC

Pursuant to its business strategy of expanding its product offerings and offering new credit alternatives, on July 23, 2008, the Company, through its wholly-owned subsidiary, Primary Cash Holdings, LLC (now known as Primary Innovations, LLC, or “Primary Innovations”), purchased substantially all the assets of Primary Business Services, Inc., Primary Finance, Inc., Primary Processing, Inc. and Primary Members Insurance Services, Inc. (collectively, “PBSI”), a group of companies in the business of, among other things, providing loan processing services for, and participating in receivables associated with, a bank issued MLOC made available by the bank on certain stored-value debit cards the bank issues. The Company paid approximately $5.6 million in cash, of which approximately $4.9 million was used to repay a loan that the Company had made to PBSI prior to the acquisition, and transaction costs of approximately $0.3 million. The Company also agreed to pay up to eight supplemental earn-out payments during the four-year period after the closing, with measurement dates of December 31 and June 30 of each year. Through December 31, 2010, the Company has made supplemental payments of approximately $23.9 million, and total consideration of $24.9 million as of December 31, 2010. The amount of the February 2010 and August 2010 payments (which were a result of the December 31, 2009 and June 30, 2010 measurement dates) and each subsequent supplemental payment were and will be based on a multiple of 3.5 times the earnings attributable to Primary Innovations’ business, as defined in the Asset Purchase Agreement, for the twelve-month period ending on the scheduled supplemental payment measurement date, reduced by amounts previously paid. As of December 31, 2010, no additional supplemental payment has been accrued for the December 31, 2010 measurement date based on the amounts previously paid in connection with the initial purchase price and the previous supplemental payments. All of the supplemental payments associated with the earn-out will be accounted for as goodwill in the e-commerce segment and will be payable in cash. The remaining supplemental payments will be calculated as described above based on measurement dates through June 30, 2012, with each payment, if any, due approximately 45 days after the measurement date. The total of all payments to the sellers cannot exceed $50.0 million pursuant to the terms of the asset purchase agreement. The activities of Primary Innovations comprise the Company’s MLOC services channel, which is included in the results of the Company’s e-commerce segment, as further described in Note 18. MetaBank, whose iAdvance program has generated earnings for the Company’s MLOC services channel, terminated its iAdvance program as of October 13, 2010. See Note 2 for a discussion of the current status of the Company’s MLOC business.

As of December 31, 2010, the purchase price of Primary Innovations was allocated as follows (in thousands):

Consumer loans	$1,148
Property and equipment	195
Goodwill	3,384
Intangible assets	1,220
Settlement of note receivable	(4,885)
Total cash paid for acquisition, net of cash acquired at December 31, 2008	1,062
2009 purchase price adjustments(a)	2,700
2010 purchase price adjustments(b)	21,162
Total cash paid for acquisition, net of cash acquired	$24,924

(a) Includes a $2.7 million earn-out payment made in April 2009.

(b) Includes $2.3 million and $18.9 million earn-out payments made in February 2010 and August 2010, respectively.

CashNetUSA

Pursuant to its business strategy of expanding into new markets, with new product offerings and new credit alternatives, on September 15, 2006, the Company, through its wholly-owned subsidiary Cash America Net Holdings,

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

LLC, purchased substantially all of the assets of The Check Giant LLC (“TCG”). TCG offered short-term consumer loans exclusively over the internet under the name “CashNetUSA.” The Company paid an initial purchase price of approximately $35.9 million in cash and transaction costs of approximately $2.9 million in 2006. The Company has continued to use the CashNetUSA trade name in connection with its domestic online operations.

The Company also agreed to pay up to five supplemental earn-out payments during the two-year period after the closing. The amount of each supplemental payment was based on a multiple of earnings attributable to CashNetUSA’s business as defined in the purchase agreement, for the twelve months preceding the date of determining each scheduled supplemental payment. All of these supplemental payments were accounted for as goodwill in the e-commerce segment. The Company paid an aggregate of $214.3 million in supplemental payments and acquisition costs and a $5.0 million final true-up payment, which resulted in a final purchase price of $255.2 million as of March 2009 when the last payment was made. As further described in Note 18, the activities of CashNetUSA and its related companies, which are now known as Enova Financial Services, are included in the results of the Company’s e-commerce segment.

The purchase price of the business formerly known as CashNetUSA, now known as Enova Financial Services was allocated as follows (in thousands):

Consumer loans	$18,677
Property and equipment	1,562
Goodwill	46,871
Intangible assets	6,264
Other assets, net	9
Net assets acquired	$73,383
Cash considerations payable	(33,761)
Acquisition costs payable	(844)
Total cash paid for acquisition, net of cash acquired at December 31, 2006	$38,778
2007 purchase price adjustments(a)	78,749
2008 purchase price adjustments(b)	97,965
Deferred portion of November 2008 earn-out payment paid in 2009	34,746
2009 purchase price adjustments(c)	5,000
Total cash paid for acquisition, net of cash acquired	$255,238

(a) Purchase price adjustments include earn-out payments of $78.0 million and other purchase price adjustments of $0.7 million.

(b) Purchase price adjustments include only earn-out payments.

(c) Represents the final true-up payment.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other

The following table provides information concerning the acquisitions of domestic and foreign pawn lending locations made during the years ended December 31, 2010, 2009 and 2008 (excluding locations acquired in connection with the acquisitions described above related to Maxit and Prenda Fácil). All assets are included in the retail services segment (dollars in thousands):

	Year Ended December 31,
	2010	2009	2008
Number of stores acquired:
Pawn lending locations	5	3	1

Purchase price allocated to:
Pawn loans	$803	$235	$159
Merchandise held for disposition, net	422	148	44
Pawn loan fees and service charges receivable	118	23	18
Property and equipment	40	51	10
Goodwill	1,227	372	442
Intangible assets	341	124	55
Other assets	3	-	-
Other liabilities	(14)	(43)	(3)
Customer deposits	(13)	-	-
Total cash paid for acquisitions	$2,927	$910	$725

4.     Credit Quality Information on Pawn Loans

The Company manages the pawn loan portfolio by monitoring the type and adequacy of collateral compared to historical gross profit margins. The Company relies on the disposition of pawned property to recover the principal amount of an unpaid pawn loan, plus a yield on the investment, because it does not have recourse against the customer for the loan. As a result, the customer’s creditworthiness is not a significant factor in the loan decision, and a decision to redeem pawned property has not historically affected the customer’s personal credit status. In addition, the customer’s creditworthiness does not affect the Company’s financial position or results of operations, as forfeited merchandise has historically sold for an amount in excess of the cost of goods sold (lower of cash amount loaned or market value). Goods pledged to secure pawn loans are tangible personal property items such as jewelry, tools, televisions and other electronics, musical instruments, and other miscellaneous items. As of December 31, 2010 and 2009, the Company had performing pawn loans outstanding of $213.5 million and $184.3 million, respectively, and nonperforming pawn loans outstanding of $4.9 million and $4.0 million, respectively.

5.     Credit Quality Information and Allowances and Accruals for Losses on Consumer Loans

In order to manage the portfolios of consumer loans effectively, the Company utilizes a variety of proprietary underwriting criteria, monitors the performance of the portfolio and maintains either an allowance or accrual for losses on consumer loans (including fees and interest) at a level estimated to be adequate to absorb credit losses inherent in the portfolio. The portfolio includes balances outstanding from all consumer loans, including short-term single payment loans, participation interests in receivables acquired through the MLOC services channel, and multi-payment installment loans. In addition, the Company maintains an accrual for losses related to loans guaranteed under CSO programs. The allowance for losses on Company-owned consumer loans offsets the outstanding loan amounts in the consolidated balance sheets. See Note 2 for a discussion of the Company’s consumer loan products.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The allowance deducted from the carrying value of consumer loans was $38.9 million and $27.4 million at December 31, 2010 and 2009, respectively. The accrual for losses on consumer loan guaranty obligations was $2.8 million and $2.9 million at December 31, 2010 and 2009, respectively, and is included in “Accounts payable and accrued liabilities” on the Company’s consolidated balance sheets.

The components of Company-owned consumer loan portfolio and receivables at December 31, 2010 and 2009 was as follows (in thousands):

	As of December 31,
	2010	2009

Current	$129,419	$97,806
Nonperforming loans	48,911	38,333
Total consumer loans, gross	178,330	136,139
Less: Allowance for losses	38,953	27,350
Consumer loans, net	$139,377	$108,789

Changes in the allowance for losses for the Company-owned portfolios and the accrued loss for third-party lender-owned portfolios during the years ended December 31, 2010, 2009 and 2008 were as follows (in thousands):

	Year Ended December 31,
	2010	2009	2008
Allowance for losses for Company-owned consumer loans:

Balance at beginning of period	$27,350	$21,495	$25,676
Consumer loan loss provision	182,500	130,007	140,416
Charge-offs	(197,611)	(144,295)	(170,585)
Recoveries	26,714	20,143	25,988
Balance at end of period	$38,953	$27,350	$21,495
Accrual for third-party lender-owned consumer loans:

Balance at beginning of period	$2,944	$2,135	$1,828
Increase (decrease) in loss provision	(106)	809	307
Balance at end of period	$2,838	$2,944	$2,135

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.    Property and Equipment

Major classifications of property and equipment at December 31, 2010 and 2009 were as follows (in thousands):

	As of December 31,
	2010			2009
		Accumulated			Accumulated
	Cost	Depreciation	Net	Cost	Depreciation	Net

Land	$5,168	$-	$5,168	$5,168	$-	$5,168
Buildings and leasehold improvements	185,469	(99,705)	85,764	164,833	(87,604)	77,229
Furniture, fixtures and equipment	115,576	(76,185)	39,391	98,497	(66,985)	31,512
Computer software	131,826	(39,829)	91,997	110,398	(30,570)	79,828
Total	$438,039	$(215,719)	$222,320	$378,896	$(185,159)	$193,737

The Company recognized depreciation expense of $39.1 million, $35.6 million and $35.4 million during 2010, 2009 and 2008, respectively.

7.     Goodwill and Other Intangible Assets

Goodwill and other intangible assets having an indefinite useful life are tested for impairment at least annually. The Company realigned its reportable segments in the second quarter of 2010, and allocated a portion of the goodwill relating to its previously reported cash advance segment to the retail services segment based on the relative fair values of those reporting units. The remainder of the goodwill related to the previously reported cash advance segment remained in the e-commerce segment. As a result of the segment realignment, the Company reallocated approximately $40.5 million of goodwill from the e-commerce segment to the retail services segment as of January 1, 2009. In addition, acquisition and purchase price adjustments affecting goodwill for the years ended December 31, 2010 and 2009 have been reallocated based on the relative fair values of the reporting units.

Goodwill

Changes in the carrying value of goodwill for the years ended December 31, 2010 and 2009 were as follows (in thousands):

	Retail Services	E-Commerce	Consolidated
Balance as of January 1, 2010	$296,409	$197,083	$493,492
Acquisitions and purchase price adjustments	27,473	18,857	46,330
Allocation resulting from segment realignment	5,658	(5,658)	-
Effect of foreign currency translation	3,502	-	3,502
Balance as of December 31, 2010	$333,042	$210,282	$543,324

Balance as of January 1, 2009	$295,481	$198,711	$494,192
Acquisitions and purchase price adjustments	(1,937)	(2,326)	(4,263)
Allocation resulting from segment realignment	(698)	698	-
Effect of foreign currency translation	3,563	-	3,563
Balance as of December 31, 2009	$296,409	$197,083	$493,492

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Acquired Intangible Assets

Acquired intangible assets that are subject to amortization as of December 31, 2010 and 2009, were as follows (in thousands):

	As of December 31,
	2010			2009
		Accumulated			Accumulated
	Cost	Amortization	Net	Cost	Amortization	Net
Non-competition agreements	$18,263	$(11,372)	$6,891	$16,520	$(9,651)	$6,869
Customer relationships	20,304	(14,485)	5,819	15,894	(11,828)	4,066
Lead provider relationships	2,489	(1,939)	550	2,489	(1,442)	1,047
Trademarks	210	(183)	27	196	(154)	42
Other	496	(253)	243	466	(205)	261
Total	$41,762	$(28,232)	$13,530	$35,565	$(23,280)	$12,285

Non-competition agreements are amortized over the applicable terms of the contract. Customer and lead provider relationships are generally amortized over three to five years based on the pattern of economic benefits provided.

Amortization

Amortization expense for acquired intangible assets was $4.8 million, $6.0 million and $4.2 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Estimated future amortization expense for the years ended December 31, is as follows (dollars in thousands):

Year	Amount
2011	$5,565
2012	2,895
2013	2,399
2014	1,131
2015	984

Indefinite Lived Intangible Assets

At December 31, 2010 and 2009, licenses of $9.7 million and $7.7 million, respectively, and trademarks of $8.0 million and $7.8 million, respectively, obtained in conjunction with acquisitions were not amortized.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.	Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses at December 31, 2010 and 2009, were as follows (in thousands):

	As of December 31,
	2010	2009
Trade accounts payable	$26,510	$28,024
Accrued taxes, other than income taxes	4,854	4,615
Accrued payroll, incentives and other fringe benefits	39,416	23,529
Accrued interest payable	1,832	1,131
Accrual for consumer loan payments rejected for non-sufficient funds	8,158	15,674
Accrual for losses on third-party lender-owned consumer loans	2,838	2,944
Other accrued liabilities	12,857	11,451
Total	$96,465	$87,368

9.	Advertising Costs

Advertising expense was $32.0 million, $23.0 million and $18.0 million, respectively, and customer procurement expense was $41.0 million, $24.0 million and $16.0 million, respectively, for the years ended December 31, 2010, 2009 and 2008.

10.	Long-Term Debt

The Company’s long-term debt instruments and balances outstanding at December 31, 2010 and 2009 were as follows (in thousands):

	As of December 31,
	2010	2009
USD line of credit up to $300,000 due 2012	$215,025	$189,663
6.21% senior unsecured notes due 2021	25,000	25,000
6.09% senior unsecured notes due 2016	35,000	35,000
6.12% senior unsecured notes due 2012	26,667	40,000
7.26% senior unsecured notes due 2017	25,000	-
Variable rate senior unsecured note due 2012	25,840	38,000
5.25% convertible senior unsecured notes due 2029	104,172	101,520
Total debt	$456,704	$429,183
Less current portion	24,433	25,493
Total long-term debt	$432,271	$403,690

The Company’s $300.0 million domestic line of credit (the “USD Line of Credit”) matures in March 2012. Interest on the USD Line of Credit is charged, at the Company’s option, at either the London Interbank Offered Rate (“LIBOR”) plus a margin or at the agent’s base rate. The margin on the USD Line of Credit varies from 0.875% to 1.875% (1.375% and 1.625% at December 31, 2010 and 2009, respectively), depending on the Company’s cash flow leverage ratios as defined in the amended agreement. The Company also pays a fee on the unused portion ranging from 0.25% to 0.30% (0.25% at December 31, 2010) based on the Company’s cash flow leverage ratios. The weighted average interest rate (including margin) on the USD Line of Credit at December 31, 2010 and 2009 was 1.73% and 1.91%, respectively.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2010 and 2009, borrowings under the Company’s USD Line of Credit consisted of three pricing tranches with maturity dates ranging from six to 31 days. However, pursuant to the credit agreement, the Company routinely refinances these borrowings within this long-term facility. Therefore, these borrowings are reported as part of the line of credit and as long-term debt. The Company had outstanding letters of credit of $16.5 million at December 31, 2010, which are considered usage under the Company’s USD Line of Credit for purposes of determining available borrowings under that line of credit, but are excluded from the long-term debt balance in the consolidated balance sheet.

In December 2008, the Company issued $38.0 million of senior unsecured long-term variable rate notes, due in November 2012 pursuant to a Credit Agreement dated November 21, 2008. Interest is charged, at the Company’s option, at either LIBOR plus a margin of 3.50% or at the agent’s base rate plus a margin of 3.50%. Beginning March 31, 2010, the notes became payable in quarterly installments of $3.0 million, and any outstanding principal will be due at maturity in November 2012. The notes may be prepaid at the Company’s option anytime after November 20, 2009 without penalty. The weighted average interest rate (including margin) on the $38.0 million term notes at December 31, 2010 and 2009 was 3.81% and 3.75%, respectively.

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

As of December 31, 2010 and 2009, the carrying amount of the 2009 Convertible Notes was $104.2 million and $101.5 million, respectively, and the unamortized discount was $10.8 million and $13.5 million, respectively. The discount is being amortized to interest expense over a period of five years, through the first redemption date of May 19, 2014. The total interest expense recognized was $8.7 million and $5.3 million for the years ended December 31, 2010 and 2009, respectively, of which $2.7 million and $1.6 million represented the non-cash amortization of the discount, and $6.0 million and $3.7 million represented the contractual interest expense for the years ended December 31, 2010 and 2009, respectively. The 2009 Convertible Notes have an effective interest rate of 8.46% at both December 31, 2010 and 2009, respectively. As of December 31, 2010, the if-converted value of the 2009 Convertible Notes exceeds the principal amount by approximately $54.0 million.

In connection with the issuance of the 2009 Convertible Notes, the Company incurred approximately $3.9 million for issuance costs, which primarily consisted of underwriting fees, legal and other professional expenses. The unamortized balance of these costs at December 31, 2010 is included in “Other assets” in the Company’s consolidated balance sheets. These costs are being amortized to interest expense over five years.

As of both December 31, 2010 and 2009, the carrying amount of the equity component recorded as additional paid-in capital was $9.4 million, net of deferred taxes and equity issuance costs.

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

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

See Note 15 for a discussion of the Company’s interest rate cap agreements.

Each of the Company’s credit facility agreements and senior unsecured notes require the Company to maintain certain financial ratios. As of December 31, 2010, the Company was in compliance with all covenants or other requirements set forth in its debt agreements.

As of December 31, 2010, annual maturities of the outstanding long-term debt, including the Company’s line of credit, for each of the five years after December 31, 2010 are as follows (in thousands):

Year	Amount
2011	$24,433
2012	254,645
2013	14,273
2014	14,273
2015	14,273
Thereafter	134,807
$456,704

11.	Income Taxes

The components of the Company’s deferred tax assets and liabilities as of December 31, 2010 and 2009, were as follows (in thousands):

	As of December 31,
	2010	2009
Deferred tax assets:
Deferred finish-out allowances from lessors	$843	$1,040
Tax over book accrual of pawn loan fees and service charges	7,128	7,260
Allowance for consumer loan losses	14,627	10,603
Deferred compensation	8,310	5,718
Net operating losses	4,606	5,563
Deferred state credits	1,169	1,173
Other	2,708	1,874
Total deferred tax assets	39,391	33,231

Deferred tax liabilities:
Amortization of acquired intangibles	$46,485	$36,211
Property and equipment	17,952	11,206
Convertible debt	3,331	4,433
Other	399	2,435
Total deferred tax liabilities	68,167	54,285
Net deferred tax liabilities	$(28,776)	$(21,054)

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Balance sheet classification:
Current deferred tax assets	$28,016	$21,536
Non-current deferred tax liabilities	(56,792)	(42,590)
Net deferred tax liabilities	$(28,776)	$(21,054)

The components of the provision for income taxes and the income to which it relates for the years ended December 31, 2010, 2009 and 2008 are shown below (in thousands):

	Year Ended December 31,
	2010	2009	2008
Income before income taxes:
Domestic	$182,292	$146,667	$132,294
Foreign	2,221	8,049	509
Income before income taxes	184,513	154,716	132,803

Current provision:
Federal	$53,966	$40,348	$37,709
Foreign	106	1,414	129
State and local	4,106	4,005	3,787
Total current provision	58,178	45,767	41,625

Deferred provision (benefit):
Federal	$9,949	$10,239	$8,972
Foreign	1,053	506	34
State and local	89	268	986
Total deferred provision	11,091	11,013	9,992

Total provision	$69,269	$56,780	$51,617

The effective tax rate on income differs from the federal statutory rate of 35% for the following reasons (dollars in thousands):

	Year Ended December 31,
	2010	2009	2008
Tax provision computed at the federal statutory income tax rate	$64,579	$54,151	$46,481
State and local income taxes, net of federal tax benefits	2,727	2,778	3,102
Nondeductible lobbying	1,039	614	1,892
Foreign tax rate difference	442	(761)	-
Other	482	(2)	142
Total provision	$69,269	$56,780	$51,617
Effective tax rate	37.5%	36.7%	38.9%

As of December 31, 2008, the Company acquired foreign net operating losses of $18.1 million. The amount was reduced to $17.9 million by an unrecognized tax benefit. The balance as of December 31, 2010 is $18.5 million, with the increase attributable to a change in foreign currency exchange rates. Mexico allows a ten year carryforward period and the Company expects to fully utilize the net operating losses prior to the expiration dates in 2015, 2017, and 2018. Domestic income taxes have not been provided on the Company’s share of undistributed earnings of foreign subsidiaries because it is the Company’s intent to reinvest these earnings in the business activities of the foreign

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

subsidiaries for the foreseeable future. The Company estimates that it would be subject to U.S. income taxes of approximately $1.0 million upon distribution of the Company’s share of earnings of its foreign subsidiaries accumulated as of December 31, 2010.

The aggregate change in the balance of the unrecognized tax benefits for the years ended December 31, 2010, 2009 and 2008 is summarized below (in thousands):

	2010	2009	2008
Balance at January 1,	$1,021	$1,456	$-
Increases (decreases) related to prior years’ tax positions	-	(490)	1,523
Effect of change in foreign currency rates	61	55	(67)
Balance at December 31,	$1,082	$1,021	$1,456

The balance in unrecognized tax benefits relate to pre-acquisition tax matters of Prenda Fácil. The sellers have agreed to reimburse the Company for taxes, penalties and interest that the Company is required to pay to taxing authorities upon challenge of pre-acquisition tax positions of Prenda Fácil. Accordingly, the Company has recognized a receivable from the sellers for unrecognized tax benefits, including related interest and penalties. The receivable from the sellers is included in “Other receivables and prepaid expenses” on the consolidated balance sheets.

If recognized, $1.1 million of the unrecognized tax benefits would affect the effective tax rate. The Company does not expect the total amount of unrecognized tax benefits to significantly increase or decrease within the next 12 months. The liability for unrecognized tax benefits, including related interest and penalties, is classified as a non-current liability in the accompanying consolidated balance sheets. The Company has accrued $1.3 million and $1.0 million of interest and penalties as of December 31, 2010 and 2009, respectively.

As of December 31, 2010, the Company’s 2007 through 2010 tax years were open to examination by the Internal Revenue Service and major state taxing jurisdictions. The 2005 through 2010 tax years of the Company’s Mexican subsidiaries were open to examination by the Mexican taxing authorities.

12.	Commitments and Contingencies

Leases

The Company leases certain of its facilities under operating leases with terms ranging from one to 20 or more years and certain rights to extend for additional periods. Future minimum rentals due under non-cancelable leases are as follows for each of the years ending December 31 (in thousands):

Year	Amount
2011	$47,223
2012	37,868
2013	31,256
2014	24,271
2015	14,746
Thereafter	31,262
Total	$186,626

Rent expense was $46.6 million, $43.4 million and $41.2 million for the years ended December 31, 2010, 2009 and 2008, respectively.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Earn-Out Payments

The Company has agreed to pay earn-out payments related to the acquisition of Prenda Fácil and Primary Innovations as defined in those specific purchase agreements. See Note 3 for further discussion.

Guarantees

The Company guarantees borrowers’ payment obligations to unrelated third-party lenders. At December 31, 2010 and 2009, the amount of consumer loans guaranteed by the Company was $48.8 million and $49.9 million, respectively, representing amounts due under consumer loans originated by third-party lenders under the CSO program. The estimated fair value of the liability related to these guarantees of $2.8 million and $2.9 million at December 31, 2010 and 2009, respectively, was included in “Accounts payable and accrued expenses” in the accompanying consolidated financial statements.

Litigation

On August 6, 2004, James E. Strong filed a purported class action lawsuit in the State Court of Cobb County, Georgia against Georgia Cash America, Inc., Cash America International, Inc. (together with Georgia Cash America, Inc., “Cash America”), Daniel R. Feehan, and several unnamed officers, directors, owners and “stakeholders” of Cash America. The lawsuit alleges many different causes of action, among the most significant of which is that Cash America made illegal short-term loans in Georgia in violation of Georgia’s usury law, the Georgia Industrial Loan Act and Georgia’s Racketeer Influenced and Corrupt Organizations Act. Community State Bank (“CSB”) for some time made loans to Georgia residents through Cash America’s Georgia operating locations. The complaint in this lawsuit claims that Cash America was the true lender with respect to the loans made to Georgia borrowers and that CSB’s involvement in the process is “a mere subterfuge.” Based on this claim, the suit alleges that Cash America was the “de facto” lender and was illegally operating in Georgia. The complaint seeks unspecified compensatory damages, attorney’s fees, punitive damages and the trebling of any compensatory damages. In November 2009, the trial court certified the case as a class action lawsuit, and Cash America appealed the certification. In October 2010, the appellate court affirmed the trial court’s grant of class certification and Cash America further appealed the class certification ruling to the Georgia Supreme Court where a decision is still pending. Cash America believes that the Plaintiffs’ claims in this suit are without merit and is vigorously defending this lawsuit.

Cash America and CSB also commenced a federal lawsuit on September 7, 2004 in the U.S. District Court for the Northern District of Georgia seeking to compel Mr. Strong to arbitrate his claims against Cash America and CSB. The U.S. District Court dismissed the federal action for lack of subject matter jurisdiction, and Cash America and CSB appealed the dismissal of their complaint to the U.S. Court of Appeals for the 11th Circuit. The 11th Circuit issued a panel decision in April 2007 reversing the district court’s dismissal of the action and remanding the action to the district court for a determination of the issue of the enforceability of the parties’ arbitration agreements. Plaintiff requested the 11th Circuit to review this decision en banc and this request was granted. The en banc rehearing took place in February 2008, and at the request of the 11th Circuit panel, the parties provided additional briefing in the summer of 2009 following a ruling by the United States Supreme Court that federal courts can compel arbitration of a state court action in certain instances. The parties are awaiting the 11th Circuit court’s decision. The Strong litigation is still at an early stage, and neither the likelihood of an unfavorable outcome nor the ultimate liability, if any, with respect to this litigation can be determined at this time.

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

On March 5, 2009, Peter Alfeche filed a purported class action lawsuit in the United States District Court for the Eastern District of Pennsylvania against Cash America International, Inc., Cash America Net of Nevada, LLC (“CashNet Nevada”), Cash America Net of Pennsylvania, LLC and Cash America of PA, LLC, d/b/a CashNetUSA.com (collectively, “CashNetUSA”). The lawsuit alleges, among other things, that CashNetUSA’s online consumer loan activities in Pennsylvania were illegal and not in accordance with the Pennsylvania Loan Interest Protection Law or the licensing requirements of the CDCA. The lawsuit also seeks declaratory judgment that several of CashNetUSA’s contractual provisions, including choice of law and arbitration provisions, are not authorized by Pennsylvania law. The complaint seeks unspecified compensatory damages, attorney’s fees and the trebling of any compensatory damages. CashNetUSA filed a motion to enforce the arbitration provision located in the agreements governing the lending activities, and the Court has not yet ruled on this motion. The Alfeche litigation is still at an early stage, and neither the likelihood of an unfavorable outcome nor the ultimate liability, if any, with respect to this litigation can be determined at this time. CashNetUSA believes that the Plaintiffs’ claims in this suit are without merit and will vigorously defend this lawsuit.

On April 21, 2009, Yulon Clerk filed a purported class action lawsuit in the Court of Common Pleas of Philadelphia County, Pennsylvania, against CashNet Nevada and several other unrelated third-party lenders. The lawsuit alleges, among other things, that the defendants’ lending activities in Pennsylvania, including CashNet Nevada’s online consumer loan lending activities in Pennsylvania, were illegal and in violation of various Pennsylvania laws, including the Loan Interest Protection Law, the CDCA and the Unfair Trade Practices and Consumer Protection Laws. The complaint seeks payment of potential fines, unspecified damages, attorney’s fees and the trebling of certain damages. The defendants removed the case to the United States District Court for the Eastern District of Pennsylvania where the lawsuit now resides. The case was subsequently reassigned to the same judge presiding in the Alfeche litigation. In August 2009, the Court severed the claims against the other defendants originally named in the litigation. CashNet Nevada filed a motion with the federal court to enforce the arbitration provision located in the agreements governing the lending activities, and the Court has not yet ruled on this motion. The Clerk litigation is still at an early stage, and neither the likelihood of an unfavorable outcome nor the ultimate liability, if any, with respect to this litigation can be determined at this time. CashNet Nevada believes that the Plaintiffs’ claims in this suit are without merit and will vigorously defend this lawsuit.

The Company is also a defendant in certain routine litigation matters encountered in the ordinary course of its business. Certain of these matters are covered to an extent by insurance. In the opinion of management, the resolution of these matters will not have a material adverse effect on the Company’s financial position, results of operations or liquidity.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.    Equity

On October 24, 2007, the Company’s Board of Directors authorized management to purchase up to a total of 1,500,000 shares of the Company’s common stock from time to time in open market transactions. See Note 22 for a discussion of the authorization made by the Company’s Board of Directors on January 26, 2011. The following table summarizes the aggregate shares purchased under this plan during each of the three years ended December 31:

	Year Ended December 31,
	2010	2009	2008
Shares purchased under 2007 authorization	385,100	394,476	195,000
Aggregate amount (in thousands)	$13,583	$10,746	$6,306
Average price paid per share	$35.27	$27.24	$32.34

Periodically, shares are purchased in the open market on behalf of participants relating to the Company’s nonqualified deferred compensation plans. Certain amounts are subsequently distributed to participants. Before 2010, certain amounts were transferred from the Nonqualified Savings Plan to participants’ 401(k) accounts annually based on results of the 401(k) plan’s non-discrimination testing results. For the year ended December 31, 2010, the Company sold forfeited shares from the Non-Qualified Savings Plan on the open market. Activities during each of the three years ended December 31 are summarized as follows:

	Year Ended December 31,
	2010	2009	2008
Purchases:
Number of shares	1,552	1,916	6,874
Aggregate amount (in thousands)	$58	$45	$234

Sales:
Number of shares	1,727	-	-
Aggregate amount (in thousands)	36	-	-

Distributions and transfers to 401(k) savings plan:
Number of shares	4	28,610	4,619
Aggregate amount (in thousands)	$-	$553	$84

14.     Employee Benefit Plans

The Cash America International, Inc. 401(k) Savings Plan is open to substantially all employees. New employees are automatically enrolled in this plan unless they elect not to participate. The Cash America International, Inc. Nonqualified Savings Plan is available to certain members of management. Participants may contribute up to 50% of their earnings to these plans subject to regulatory restrictions. The Company makes matching cash contributions of 50% of each participant’s contributions, based on participant contributions of up to 5% of compensation. Company contributions vest at the rate of 20% each year after one year of service; thus a participant is 100% vested after five years of service. The Company’s total contributions to the 401(k) Savings Plan and the Nonqualified Savings Plan were $2.8 million for the years ended December 31, 2010 and 2009 and $2.7 million for the year ended December 31, 2008, respectively.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In addition to the plans mentioned above, the Company established a Supplemental Executive Retirement Plan (“SERP”) for its officers in 2003. Under this defined contribution plan, the Company makes an annual discretionary cash contribution to the SERP based on the objectives of the plan as approved by the Management Development and Compensation Committee of the Board of Directors. The Company recorded compensation expense of $0.8 million for contributions to the SERP for each of the years ended December 31, 2010 and 2009 and $0.7 million for the year ended December 31, 2008, respectively.

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

Amounts included in the consolidated balance sheets relating to the Nonqualified Savings Plan and the SERP were as follows (in thousands):

	As of December 31,
	2010	2009

Other receivables and prepaid expenses	$ 7,073	$5,159
Accounts payable and accrued expenses	7,918	5,941
Other liabilities	616	600
Treasury shares	679	659

15.     Derivative Instruments

The Company periodically uses derivative instruments to manage risk from changes in market conditions that may affect the Company’s financial performance. The Company primarily uses derivative instruments to manage its primary market risks, which are interest rate risk and foreign currency exchange rate risk.

The Company uses interest rate cap agreements for the purpose of managing interest rate exposure on its floating rate debt. For derivatives designated as cash flow hedges, the effective portions of changes in the estimated fair value of the derivative are reported in “Accumulated other comprehensive income (loss)” (or “OCI”) and are subsequently reclassified into earnings when the hedged item affects earnings. The change in the estimated fair value of the ineffective portion of the hedge, if any, will be recorded as income or expense.

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

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair values of the Company’s derivative instruments at December 31, 2010 and 2009 were as follows (in thousands):

		Balance at December 31,
Assets	Balance Sheet Location	2010		2009
Derivatives designated as hedges:		Notional Amount	Fair Value	Notional Amount	Fair Value
Interest rate contracts	Prepaid expenses and other assets	$30,000	$7	$30,000	$143

Non-designated derivatives:
Forward currency exchange contracts	Prepaid expenses and other assets	$46,392	$(577)	$8,849	(88)

The following table presents information on the effect of derivative instruments on the consolidated results of operations and OCI for the years ended December 31, 2010 and 2009 (in thousands):

	Losses Recognized in Income		(Losses) Gains Recognized in OCI		(Losses) Gains Reclassified From OCI into Income
	Year Ended December 31,		Year Ended December 31,		Year Ended December 31,
	2010	2009	2010	2009	2010	2009

Derivatives designated as hedges:
Interest rate contracts	$–	$–	$(97)	$54	$–	$–
Total	$–	$–	$(97)	$54	$–	$–

Non-designated derivatives:
Forward currency exchange contracts(a)	$(1,168)	$(493)	$–	$–	$–	$–
Total	$(1,168)	$(493)	$–	$–	$–	$–

(a)	The loss on these derivatives substantially offsets the gain on foreign intercompany balances.

16.     Stock-Based Compensation

Under the Cash America International, Inc. First Amended and Restated 2004 Long-Term Incentive Plan, as amended, (the “Plan”), the Company is authorized to issue 2,700,000 shares of Common Stock pursuant to “Awards” granted as incentive stock options (intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended), nonqualified stock options, restricted stock units, restricted stock, performance shares, stock appreciation rights or other stock-based awards. Since 2004, only restricted stock unit awards have been granted under the Plan. At December 31, 2010, 2,072,462 shares were available for future grants under the Plan.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Historically, the Company has purchased its shares on the open market from time to time pursuant to an authorization from the Board of Directors of the Company and reissued those shares upon stock option exercises and the issuance of shares upon the vesting of restricted stock units under its stock-based compensation plans.

During the years ended December 31, 2010, 2009 and 2008, the Company received net proceeds totaling $2.0 million, $1.6 million and $0.7 million from the exercise of stock options for 204,245, 161,700, and 56,805 shares, respectively.

The Company received 23,330, 25,582 and 23,901 shares during the years ended December 31, 2010, 2009 and 2008, respectively, of its common stock valued at approximately $0.9 million, $0.5 million and $0.8 million, respectively, as partial payment of taxes for the issuance of shares upon vesting of restricted stock units. During 2009, the Company received 1,196 shares valued at approximately $39,000 as partial payment for the exercise of stock options.

Stock Options - While no stock options have been granted since April 2003, stock options currently outstanding under the Cash America International, Inc. 1994 Long-Term Incentive Plan had original contractual terms of up to ten years with an exercise price equal to or greater than the fair market value of the stock at grant date. On their respective grant dates, these stock options had vesting periods ranging from one to seven years. However, the terms of options with the seven-year vesting periods and certain of the four-year and five-year vesting periods included provisions that accelerated vesting if specified share price appreciation criteria were met. All stock option expense had been recognized as of December 31, 2008.

A summary of the Company’s stock option activity for each of the years ended December 31, 2010, 2009 and 2008 is as follows:

	Year Ended December 31,
	2010		2009		2008
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding at beginning of year	451,545	$9.29	613,245	$9.42	670,050	$9.65

Exercised	(204,245)	9.85	(161,700)	9.76	(56,805)	12.10
Outstanding at end of year	247,300	$8.83	451,545	$9.29	613,245	$9.42
Exercisable at end of year	247,300	$8.83	451,545	$9.29	613,245	$9.42

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock options outstanding and exercisable as of December 31, 2010 and 2009, are summarized below:

As of December 31, 2010
Options Outstanding				Options Exercisable
		Weighted	Weighted Average		Weighted
		Average	Years of		Average
Range of	Number	Exercise	Remaining	Number	Exercise
Exercise Prices	Outstanding	Price	Contractual Life	Exercisable	Price
$7.97	103,900	$7.97	1.0	103,900	$7.97
$9.46	143,400	9.46	2.1	143,400	9.46
$ 7.97 to $9.46	247,300	$8.83	1.6	247,300	$8.83

As of December 31, 2009
Options Outstanding				Options Exercisable
		Weighted	Weighted Average		Weighted
		Average	Years of		Average
Range of	Number	Exercise	Remaining	Number	Exercise
Exercise Prices	Outstanding	Price	Contractual Life	Exercisable	Price
$ 5.94 to $ 8.72	116,200	$7.80	2.0	116,200	$7.80
$ 9.41 to $10.72	335,345	9.81	1.4	335,345	9.81
$ 5.94 to $10.72	451,545	$9.29	1.6	451,545	$9.29

The outstanding stock options (all exercisable) at December 31, 2010 had an aggregate intrinsic value of $6.9 million and the stock options exercised during 2010 had an aggregate intrinsic value of $5.4 million. Income tax benefits realized from the exercise of stock options for the years ended December 31, 2010, 2009 and 2008 were $1.9 million, $1.1 million and $0.5 million, respectively. The portion of income tax benefits recorded as increases to additional paid-in capital was $1.9 million, $1.1 million and $0.5 million for the years ended December 31, 2010, 2009 and 2008, respectively, which represented the tax benefits realized upon exercise of stock options in excess of the amounts previously recognized as expense in the consolidated financial statements.

Restricted Stock Units - The Company has granted restricted stock units (“RSUs”, or singularly, “RSU”) to Company officers, certain employees and to the non-management members of the Board of Directors. The Company began granting RSUs in 2003. RSUs granted in December 2003 and January 2004 were granted under the 1994 Long-Term Incentive Plan; subsequent RSUs have been granted under the First Amended and Restated 2004 Long-Term Incentive Plan, as amended. Each vested RSU entitles the holder to receive a share of the common stock of the Company. For Company officers and certain employees, the vested RSUs are to be issued upon vesting or, for certain awards, upon termination of employment with the Company. For members of the Board of Directors, vested RSUs will be issued upon the director’s retirement from the Board. At December 31, 2010, the outstanding RSUs granted to Company officers and certain employees had vesting periods ranging from three to 15 years. With respect to the RSU’s granted to members of the Board of Directors, one-fourth of the RSUs vest on each of the first four grant date anniversaries, except that after the 360th day following the grant date, any unvested RSUs for directors who have served on the Board of Directors for five or more years will automatically become fully vested if such director’s service with the Board of Directors is terminated. For purposes of ASC 718-10-30, the grant date fair value of RSUs is based on the Company’s closing stock price on the day before the grant date, and the grant date fair value of performance RSUs is based on the maximum amount of the award expected to be achieved. The performance awards granted in 2010 contain clawback provisions. The amount attributable to RSU grants is amortized to expense over the vesting periods.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Compensation expense totaling $3.8 million ($2.4 million net of related taxes), $3.2 million ($2.0 million net of related taxes) and $3.3 million ($2.0 million net of related taxes) was recognized for 2010, 2009 and 2008, respectively, for all of the above RSUs granted. Total unrecognized compensation cost related to RSUs at December 31, 2010 was $6.8 million, which will be recognized over a weighted average period of approximately 2.8 years.

The following table summarizes the restricted stock unit activity during 2010, 2009 and 2008:

	Year Ended December 31,
	2010		2009		2008
		Weighted		Weighted		Weighted
		Average		Average		Average
		Fair Value		Fair Value		Fair Value
		at Date of		at Date of		at Date of
	Units	Grant	Units	Grant	Units	Grant
Outstanding at beginning of year	546,876	$22.75	490,737	$25.74	517,297	$25.21
Units granted	162,552	35.70	185,639	18.05	198,710	29.85
Shares issued	(85,676)	25.26	(118,550)	27.22	(90,546)	26.72
Units forfeited	(27,104)	26.25	(10,950)	27.48	(134,724)	29.10

Outstanding at end of year	596,648	$25.78	546,876	$22.77	490,737	$25.74

Units vested at end of year	222,529	$23.20	192,987	$22.71	146,259	$22.51

The outstanding RSUs had an aggregate intrinsic value of $22.0 million and the outstanding vested RSUs had an aggregate intrinsic value of $8.2 million at December 31, 2010. Income tax benefit (provision) realized from the issuance of common stock for the vested RSUs for the years ended December 31, 2010, 2009 and 2008 were $0.4 million, ($0.3) million and $0.2 million, respectively. During each of the years ended December 31, 2010, 2009 and 2008, additional paid-in capital increased by $0.4 million, decreased by $0.3 million, and increased by $0.2 million, respectively. These income tax benefits or provisions recorded as increases or decreases to additional paid-in capital represent the differences in tax benefits or provisions realized upon issuance of common stock from the amounts previously recognized in the consolidated financial statements.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17.    Supplemental Disclosures of Cash Flow Information

The following table sets forth certain cash and non-cash activities for the years ended December 31 (in thousands):

	Year Ended December 31,
	2010	2009	2008
Cash paid during the year for:
Interest	$ 17,648	$ 16,822	$ 19,491
Income taxes	65,974	33,302	48,363

Non-cash investing and financing activities:
Pawn loans forfeited and transferred to merchandise held for disposition	$ 245,872	$ 243,871	$ 234,605
Pawn loans renewed	134,539	112,654	99,178
Consumer loans renewed	416,168	334,566	355,148
Liabilities assumed in acquisitions	1,602	43	-
Fair value of shares paid for acquisition	10,854	-	7,890
Capitalized interest on software development	730	797	1,185

18.    Operating Segment Information

During the second quarter of 2010, the Company renamed its Internet Services Division as the E-Commerce Division and realigned its operating segments into two reportable segments: retail services and e-commerce. The retail services segment includes all of the operations of the Company’s Retail Services Division, which is composed of both domestic and foreign storefront locations that offer some or all of the following services: pawn lending, consumer loans, check cashing and other ancillary services such as money orders, wire transfers and pre-paid debit cards. (Most of these ancillary services are provided through third-party vendors.) The e-commerce segment includes the operations of the Company’s E-Commerce Division, which is composed of the Company’s domestic and foreign online channel (and includes the Company’s internet lending activities, as well as online gold buying activities and other ancillary services) and the Company’s MLOC services channel. The segment realignment was in response to a number of changing factors within the Company’s business. First, the Company’s business strategy now emphasizes the offering of a broad array of products such as pawn loans, gold buying, and consumer loans in most retail services locations, such that the previously reported delineation of pawn and consumer loan-centric locations became obsolete. Second, the Company’s management performance assessment, allocation of resources, and operating decisions migrated to a two segment structure with one Division President overseeing retail services activities and another Division President overseeing e-commerce activities. Third, the Company’s e-commerce products have expanded and now include activities such as MLOC services and online gold buying.

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

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Retail Services(a)			E-Commerce(b)
	Domestic	Foreign	Total	Domestic	Foreign	Total	Consolidated

Year Ended December 31, 2010
Revenue
Pawn loan fees and service charges	$221,335	$31,979	$253,314	$-	$-	$-	$253,314
Proceeds from disposition of merchandise	534,878	-	534,878	-	-	-	534,878
Consumer loan fees	113,973	-	113,973	275,036	101,943	376,979	490,952
Other	12,554	303	12,857	1,259	79	1,338	14,195
Total revenue	882,740	32,282	915,022	276,295	102,022	378,317	1,293,339
Cost of revenue – disposed merchandise	338,756	-	338,756	-	-	-	338,756
Net revenue	543,984	32,282	576,266	276,295	102,022	378,317	954,583
Expenses
Operations	301,399	17,195	318,594	68,541	32,481	101,022	419,616
Consumer loan loss provision	17,437	-	17,437	116,246	48,711	164,957	182,394
Administration	44,008	8,100	52,108	37,077	12,333	49,410	101,518
Depreciation and amortization	29,839	5,525	35,364	8,283	276	8,559	43,923
Total expenses	392,683	30,820	423,503	230,147	93,801	323,948	747,451
Income from operations	$151,301	$1,462	$152,763	$46,148	$8,221	$54,369	$207,132

Interest Expense	$(1,343)	$(5,497)	$(6,840)	$(13,701)	$(1,804)	$(15,505)	$(22,345)
Equity in loss of unconsolidated subsidiary	$(136)	$-	$(136)	$-	$-	$-	$(136)
Provision (benefit) for income taxes	$55,878	$(847)	$55,031	$9,003	$5,235	$14,238	$69,269
Expenditures for property and equipment	$40,751	$6,259	$47,010	$9,710	$2,977	$12,687	$59,697

As of December 31, 2010

Total assets	$929,696	$123,044	$1,052,740	$312,642	$61,804	$374,446	$1,427,186
Goodwill			$333,042			$210,282	$543,324

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Retail Services(a)			E-Commerce(b)
	Domestic	Foreign	Total	Domestic	Foreign	Total	Consolidated

Year Ended December 31, 2009
Revenue
Pawn loan fees and service charges	$200,904	$30,274	$231,178	$-	$-	$-	$231,178
Proceeds from disposition of merchandise	502,736	-	502,736	-	-	-	502,736
Consumer loan fees	117,997	-	117,997	213,361	40,498	253,859	371,856
Other	13,093	409	13,502	1,118	-	1,118	14,620
Total revenue	834,730	30,683	865,413	214,479	40,498	254,977	1,120,390
Cost of revenue – disposed merchandise	324,277	-	324,277	-	-	-	324,277
Net revenue	510,453	30,683	541,136	214,479	40,498	254,977	796,113
Expenses
Operations	283,903	12,644	296,547	49,410	14,170	63,580	360,127
Consumer loan loss provision	21,642	-	21,642	89,577	19,597	109,174	130,816
Administration	45,847	6,878	52,725	31,386	3,818	35,204	87,929
Depreciation and amortization	30,461	3,831	34,292	7,250	47	7,297	41,589
Total expenses	381,853	23,353	405,206	177,623	37,632	215,255	620,461
Income from operations	$128,600	$7,330	$135,930	$36,856	$2,866	$39,722	$175,652

Interest expense	$(5,040)	$(3,915)	$(8,955)	$(11,209)	$(643)	$(11,852)	$(20,807)
Provision for income taxes	$46,248	$340	$46,588	$9,312	$880	$10,192	$56,780
Expenditures for property and equipment	$25,736	$6,005	$31,741	$12,120	$240	$12,360	$44,101

As of December 31, 2009
Total assets	$815,518	$118,478	$933,996	$307,336	$28,323	$335,659	$1,269,655
Goodwill			$296,409			$197,083	$493,492

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Retail Services(a)			E-Commerce(b)
	Domestic	Foreign	Total	Domestic	Foreign	Total	Consolidated

Year Ended December 31, 2008
Revenue
Pawn loan fees and service charges	$183,672	$1,323	$184,995	$-	$-	$-	$184,995
Proceeds from disposition of merchandise	465,655	-	465,655	-	-	-	465,655
Consumer loan fees	141,134	-	141,134	200,255	23,214	223,469	364,603
Other	15,526	7	15,533	8	-	8	15,541
Total revenue	805,987	1,330	807,317	200,263	23,214	223,477	1,030,794
Cost of revenue – disposed merchandise	295,360	-	295,360	-	-	-	295,360
Net revenue	510,627	1,330	511,957	200,263	23,214	223,477	735,434
Expenses
Operations	285,872	425	286,297	37,894	6,553	44,447	330,744
Consumer loan loss provision	33,553	-	33,553	88,909	18,261	107,170	140,723
Administration	50,856	340	51,196	23,289	1,125	24,414	75,610
Depreciation and amortization	34,361	56	34,417	5,196	38	5,234	39,651
Total expenses	404,642	821	405,463	155,288	25,977	181,265	586,728
Income (loss) from operations	$105,985	$509	$106,494	$44,975	$(2,763)	$42,212	$148,706

Interest expense	$(8,895)	$-	$(8,895)	$(6,596)	$(502)	$(7,098)	$(15,993)
Provision (benefit) for income taxes	$38,361	$163	$38,524	$14,321	$(1,228)	$13,093	$51,617
Expenditures for property and equipment	$45,598	$(40)	$45,558	$11,524	$-	$11,524	$57,082

As of December 31, 2008
Total assets	$810,985	$99,319	$910,304	$266,576	$9,630	$276,206	$1,186,510
Goodwill			$295,481			$198,711	$494,192

(a)	The retail services segment is composed of the Company’s domestic and foreign storefront operations.
(b)	The e-commerce segment is composed of the Company’s online channel, which has domestic and foreign operations, and the Company’s MLOC services channel.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Geographic Information

The following table presents the Company’s distribution of revenues and long-lived assets by geographic region for the years ended December 31, 2010, 2009 and 2008 (dollars in thousands):

	Year Ended December 31,
	2010	2009	2008
Revenues
United States	$1,159,035	$1,049,209	$1,006,250
Mexico	32,282	30,683	1,330
United Kingdom	96,222	39,594	23,214
Other foreign countries	5,800	904	-
Total revenue	$1,293,339	$1,120,390	$1,030,794

	As of December 31,
Long-lived assets	2010	2009
United States	$715,302	$640,881
Mexico	85,970	80,641
United Kingdom	1,848	383
Other foreign countries	1,836	612
Total long-lived assets	$804,956	$722,517

19.    Pro Forma Financial Information (unaudited)

The following unaudited pro forma financial information reflects the consolidated results of operations of the Company as if the Prenda Fácil acquisition had occurred on January 1, 2008. The unaudited pro forma financial information has been prepared for informational purposes only and does not purport to be indicative of what would have resulted had the acquisition occurred on the date indicated or what may result in the future (dollars in thousands, except per share data):

	2008
	As Reported	Pro Forma (a)

Total revenue	$1,030,794	$1,057,435
Net revenue	735,434	762,075
Total expenses	586,728	606,643
Net Income Attributable to Cash America International, Inc.	$81,140	$82,959

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Net Income per share:
Basic	$2.77	$2.79
Diluted	$2.70	$2.72

(a)	Pro forma adjustments reflect:
i.	the inclusion of operating results of Creazione for the period January 1, 2008 through December 16, 2008, the date of acquisition;
ii.	the adjustments of depreciable asset bases and lives for property and equipment and amortization of intangible assets acquired by the Company;
iii.	the additional interest incurred in the acquisition of Creazione;
iv.	the tax effect of Creazione’s earnings and net pro forma adjustments at the Mexican statutory rate of 28%; and
v.	adjusted weighted average shares outstanding assuming a January 1, 2008 issue of shares of Company stock, as partial consideration in connection with the acquisition of 80% of the outstanding stock of Creazione.

20.	Fair Value Measurements

Recurring Fair Value Measurements

In accordance with ASC 820-10, Fair Value Measurements and Disclosures, the Company’s assets and liabilities, which are carried at fair value, are classified in one of the following three categories:

Level 1: Quoted market prices in active markets for identical assets or liabilities.

Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data.

Level 3: Unobservable inputs that are not corroborated by market data.

The Company’s financial assets that are measured at fair value on a recurring basis as of December 31, 2010 and 2009 are as follows (in thousands):

	December 31,	Fair Value Measurements Using
	2010	Level 1	Level 2	Level 3
Financial assets:
Interest rate contracts	$7	$-	$7	$-
Forward currency exchange contracts	(577)	-	(577)	-
Nonqualified savings plan assets	7,073	7,073	-	-
Marketable equity securities	3,650	3,650	-	-
Total	$10,153	$10,723	$(570)	$-

	December 31,	Fair Value Measurements Using
	2009	Level 1	Level 2	Level 3
Financial assets:
Interest rate contracts	$143	$-	$143	$-
Forward currency exchange contracts	(88)	-	(88)	-
Nonqualified savings plan assets	5,159	5,159	-	-
Total	$5,214	$5,159	$55	$-

The Company measures the value of its interest rate contracts and forward currency exchange contracts under Level 2 inputs as defined by ASC 820-10. For its interest rate contracts the Company relies on a mark-to-market valuation based on yield curves using observable market interest rates for the interest rate contracts. For its forward

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

currency exchange contracts, standard valuation models are used to determine fair value. The significant inputs used in these models are derived from observable market transactions. The fair value of the nonqualified savings plan assets and marketable equity securities are measured under a Level 1 input. These assets are publicly traded equity securities for which market prices are readily observable. During the years ended December 31, 2010 and 2009, there were no transfers of assets in or out of Level 1 or Level 2 fair value measurements.

Other Fair Value Disclosures

The carrying amounts and estimated fair values of financial instruments at December 31, 2010 and 2009 were as follows (in thousands):

	Balance at December 31,
	2010		2009
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$38,324	$38,324	$46,004	$46,004
Pawn loans	218,408	218,408	188,312	188,312
Consumer loans, net	139,377	139,377	108,789	108,789
Financial liabilities:
Bank lines of credit	$215,025	$211,576	$189,663	$185,623
Senior unsecured notes	137,507	134,125	138,000	133,370
2009 Convertible Notes	104,172	185,725	101,520	178,825

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

The fair values of the Company’s long-term debt instruments are estimated based on market values for debt issues with similar characteristics or rates currently available for debt with similar terms. The Company’s senior unsecured notes have a lower fair market value than the carrying value due to the difference in yield when compared to recent issuances of similar senior unsecured notes. The 2009 Convertible notes have a higher fair value than carrying value due to the Company’s stock price as of December 31, 2010 exceeding the applicable conversion price for the 2009 Convertible Notes, thereby increasing the value of the instrument for bondholders.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

21.    Quarterly Financial Data (Unaudited)

The Company’s operations are subject to seasonal fluctuations. Net income tends to be highest during the first and fourth calendar quarters, when the average amount of pawn loans and consumer loan balances are typically the highest and merchandise disposition activities are typically heavier compared to the other two quarters. The following is a summary of the quarterly results of operations for the years ended December 31, 2010 and 2009 (in thousands, except per share data):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

2010
Total revenue	$313,067	$292,081	$319,360	$368,831
Cost of revenue	89,945	70,417	73,796	104,598
Net revenue	223,122	221,664	245,564	264,233
Net income attributable to Cash America International, Inc.	32,036	20,889	27,908	34,705
Diluted net income per share (a)	$1.01	$0.66	$0.90	$1.10

Diluted weighted average common shares	31,735	31,665	31,038	31,655

2009
Total revenue	$268,091	$252,381	$276,221	$323,697
Cost of revenue	82,502	71,534	75,542	94,699
Net revenue	185,589	180,847	200,679	228,998
Net income attributable to Cash America International, Inc.	23,910	16,607	22,478	33,683
Diluted net income per share (a)	$0.79	$0.54	$0.73	$1.09

Diluted weighted average common shares	30,419	30,515	30,698	31,013

(a)	The sum of the quarterly net income per share amounts may not total to each full year amount because these computations are made independently for each quarter and for the full year and take into account the weighted average number of common shares outstanding for each period, including the effect of dilutive securities for that period.

22.     Subsequent Events

        On January 26, 2011, the Board of Directors authorized the Company’s repurchase of up to 2,500,000 shares of its common stock. The share repurchase authorization does not have an expiration date, and the amount and prices paid for any future share purchases under the new authorization will be based on market conditions and other factors at the time of the purchase. Repurchases under the share repurchase program will be made through open market purchases or private transactions, in accordance with applicable federal securities laws, including Rule 10b-18 under the Securities Exchange Act of 1934, as amended. This new authorization cancels and replaces a previous authorization approved by the Board of Directors in 2007 to purchase up to 1,500,000 shares of common stock.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, management of the Company has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or “the Exchange Act”) as of December 31, 2010 (“Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective (i) to ensure that information required to be disclosed in reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms; and (ii) to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

The Report of Management on Internal Control Over Financial Reporting is included in Item 8 of this Annual Report on Form 10-K. There was no change in the Company’s internal control over financial reporting during the quarter ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. In addition, PricewaterhouseCoopers LLP, the Company’s independent registered public accounting firm, has attested to the Company’s internal control over financial reporting. The attestation report is included in Item 8 of this Annual Report on Form 10-K.

The Company’s management, including its Chief Executive Officer and Chief Financial Officer, does not expect that the Company’s disclosure controls and procedures or internal controls will prevent or detect all possible misstatements due to error or fraud. The Company’s disclosure controls and procedures are, however, designed to provide reasonable assurance of achieving their objectives.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this Item 10 with respect to directors, the Audit Committee of the Board of Directors and Audit Committee financial experts is incorporated into this report by reference to the Company’s Proxy Statement for the 2011 Annual Meeting of Shareholders (the “Proxy Statement”), and in particular to the information in the Proxy Statement under the captions “Proposal 1—Election of Directors,” “Board Structure, Corporate Governance Matters and Director Compensation—Committees of the Board of Directors and Meetings—Audit Committee” and “Board Structure, Corporate Governance Matters and Director Compensation—Committees of the Board of Directors and Meetings—Shareholder Nominations.” The Company plans to file the Proxy Statement within 120 days after December 31, 2010. Information regarding Section 16(a) compliance is incorporated into this report by reference to the information contained under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement.

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

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

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

Information contained under the caption “Proposal 2—Ratification of Independent Registered Public Accounting Firm” in the Proxy Statement is incorporated into this report by reference in response to this Item 14.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following consolidated financial statements and schedule are filed in Item 8 of Part II of this report:

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

2.1	Asset Purchase Agreement dated July 28, 2010 by and among Cash America, Inc. of Nevada and Maxit Financial, LLC and its principal listed therein	8-K	001-09733	2.1	8/2/10

2.2	First Amendment to Asset Purchase Agreement dated September 29, 2010 by and among Cash America, Inc. of Nevada and Maxit Financial, LLC and its principal listed therein	10-Q	001-09733	2.2	10/21/10

2.3	Supplemental Disclosure Agreement and Second Amendment to Asset Purchase Agreement dated October 4, 2010 by and among Cash America, Inc. of Nevada and Maxit Financial, LLC and its principal listed therein	10-Q	001-09733	2.3	10/21/10

2.4	Securities Purchase Agreement dated December 11, 2008 by and among Creazione Estilo, S.A. de C.V., (“Creazione”), Cash America of Mexico, Inc., Capital International S.à.r.l., St. Claire, S.A. de C.V. (“St. Claire”), the Seller Parties set forth therein, INVECAMEX, S.A. de C.V. (“INVECAMEX”) and Cash America International, Inc. (the “Company”) (1)	8-K	001-09733	2.1	12/17/08

2.5	First Amendment dated December 15, 2008 to Securities Purchase Agreement dated December 11, 2008 by and among Creazione, Cash America of Mexico, Inc., Capital International S.à.r.l., St. Claire, the Seller Parties set forth therein, INVECAMEX and the Company (1)	8-K	001-09733	2.2	12/17/08

2.6	Option Agreement dated December 11, 2008 between Cash America of Mexico, Inc. and St. Claire (1)	8-K	001-09733	2.3	12/17/08

2.7	First Amendment dated December 15, 2008 to Option Agreement dated December 11, 2008 between Cash America of Mexico, Inc. and St. Claire (1)	8-K	001-09733	2.4	12/17/08

2.8	Asset Purchase Agreement dated July 9, 2006 by and among the Company and The Check Giant, LLC and its subsidiaries and members	8-K	001-09733	2.1	7/10/06

2.9	Amendment Number One dated September 15, 2006 to the Asset Purchase Agreement dated July 9, 2006 by and among the Company and The Check Giant, LLC and its subsidiaries and members	8-K	001-09733	2.1	9/21/06

2.10	Amendment No. 2 dated May 4, 2007 to the Asset Purchase Agreement by and among Cash America Net Holdings, LLC and certain of its subsidiaries (as successors in interest to the Company) and The Check Giant, LLC, its subsidiaries and members	10-Q	001-09733	2.1	5/4/07

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

2.11	Amendment No. 3 dated October 31, 2008 to the Asset Purchase Agreement dated July 9, 2006 by and among Cash America Net Holdings, LLC and certain of its subsidiaries and The Check Giant, LLC, its subsidiaries and members	10-Q	001-09733	2.1	10/31/08

3.1	Articles of Incorporation of Cash America Investments, Inc. filed in the office of the Secretary of State of Texas on October 4, 1984	S-1	33-10752	3.1	12/11/86

3.2	Articles of Amendment to the Articles of Incorporation of Cash America Investments, Inc. filed in the office of the Secretary of State of Texas on October 26, 1984	S-1	33-10752	3.2	12/11/86

3.3	Articles of Amendment to the Articles of Incorporation of Cash America Investments, Inc. filed in the office of the Secretary of State of Texas on September 24, 1986	S-1	33-10752	3.3	12/11/86

3.4	Articles of Amendment to the Articles of Incorporation of Cash America Investments, Inc. filed in the office of the Secretary of State of Texas on September 30, 1987	S-4/A	33-17275	3.4	10/08/87

3.5	Articles of Amendment to the Articles of Incorporation of Cash America Investments, Inc. filed in the office of the Secretary of State of Texas on April 23, 1992 to change the Company’s name to “Cash America International, Inc.”	10-K	001-09733	3.5	03/29/93

3.6	Articles of Amendment to the Articles of Incorporation of the Company filed in Office of the Secretary of State of Texas on May 21, 1993	10-K	001-09733	3.6	3/30/94

3.7	Amended and Restated Bylaws of the Company effective January 1, 2010	8-K	001-09733	3.1	10/27/09

4.1	Form of Stock Certificate	10-K	001-09733	4.1	03/29/93

4.2	Indenture dated May 19, 2009 between the Company and Wells Fargo Bank, National Association as trustee	8-K	001-09733	4.1	5/19/09

10.1	First Amended and Restated Credit Agreement among the Company, Wells Fargo Bank, National Association, and certain lenders named therein dated as of February 24, 2005 (1)	10-Q	001-09733	10.1	10/22/09

10.2	First Amendment dated as of March 16, 2007 to the First Amended and Restated Credit Agreement dated as of February 24, 2005 among the Company, Wells Fargo Bank, National Association, and certain lenders named therein	8-K	001-09733	10.1	3/22/07

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.3	Commitment Increase Agreement dated as of February 29, 2008 to the First Amended and Restated Credit Agreement dated as of February 24, 2005 among the Company, Wells Fargo Bank, National Association, and certain lenders named therein	8-K	001-09733	10.1	3/5/08

10.4	Second Amendment dated as of June 30, 2008 to the First Amended and Restated Credit Agreement dated as of February 24, 2005 among the Company, Wells Fargo Bank, National Association, and certain lenders named therein	8-K	001-09733	10.2	7/7/08

10.5	Third Amendment dated November 21, 2008 to First Amended and Restated Credit Agreement dated as of February 24, 2005 among the Company, Wells Fargo Bank, National Association, and certain lenders named therein	10-Q	001-09733	10.2	10/22/09

10.6	Credit Agreement dated November 21, 2008 among the Company, Wells Fargo Bank, National Association, and certain lenders named therein (1)	10-Q	001-09733	10.3	10/22/09

10.7	Note Agreement dated as of December 28, 2005 among the Company and the purchasers named therein for the issuance of the Company’s 6.12% Senior Notes due December 28, 2015 in the aggregate principal amount of $40,000,000 (1)	10-Q	001-09733	10.4	10/22/09

10.8	Amendment No. 1 dated December 11, 2008 to Note Agreement dated as of December 28, 2005 among the Company and the purchasers named therein	10-Q	001-09733	10.5	10/22/09

10.9	Note Purchase Agreement dated as of December 19, 2006 among the Company and the purchasers named therein for the issuance of the Company’s 6.09% Series A Senior Notes due December 19, 2016 in the aggregate principal amount of $35,000,000 and 6.21% Series B Senior Notes due December 19, 2021 in the aggregate principal amount of $25,000,000	8-K	001-09733	10.1	12/22/06

10.10	Amendment No. 1 dated December 11, 2008 to Note Purchase Agreement dated as of December 19, 2006 among the Company and the purchasers named therein	10-Q	001-09733	10.6	10/22/09

10.11	Note Purchase Agreement dated January 28, 2010 among the Company and the purchasers named therein for the issuance of the Company’s 7.26% Senior Notes due January 28, 2017 in the aggregate principal amount of $25,000,000 (1)	8-K	001-09733	10.1	2/3/10

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.12	Executive Employment Agreement dated May 1, 2008 by and among the Company, Cash America Management L.P., a wholly-owned subsidiary of the Company, and Daniel R. Feehan *	8-K	001-09733	10.1	5/6/08

10.13	Amendment dated December 24, 2008 to Employment Agreement by and among the Company, Cash America Management L.P., a wholly-owned subsidiary of the Company, and Daniel R. Feehan *	10-K	001-09733	10.24	02/27/09

10.14	Second Amendment to Employment Agreement dated January 26, 2011 by and among the Company, Cash America Management L.P., a wholly-owned subsidiary of the Company, and Daniel R. Feehan *	8-K	001-09733	10.2	2/1/2011

10.15	Form of Executive Change-in-Control Severance Agreement between the Company, its Division Presidents and each of its Executive Vice Presidents *	10-K	001-09733	10.31	03/02/04

10.16	Form of Amendment to Executive Change-in-Control Severance Agreement between the Company, its Division Presidents and each of its Executive Vice Presidents *	10-K	001-09733	10.22	2/27/09

10.17	Executive Change-in-Control Severance Agreement dated October 23, 2008 between the Company and Timothy S. Ho *	10-Q	001-09733	10.1	10/31/08

10.18	Cash America International, Inc. 1994 Long-Term Incentive Plan *	10-K	001-09733	10.5	03/29/95

10.19	Cash America International, Inc. First Amended and Restated 2004 Long-Term Incentive Plan, as amended (the “2004 LTIP”) *	8-K	001-09733	10.1	4/28/09

10.20	Form of 2010 Long-Term Incentive Plan Award Agreement for Executive Officers under the 2004 LTIP * (1)	10-Q	001-09733	10.2	4/23/10

10.21	Form of 2010 Restricted Stock Unit Award Agreement for Directors under the 2004 LTIP *	10-Q	001-09733	10.1	7/23/10

10.22	Form of 2009 Long-Term Incentive Plan Award Agreement for Executive Officers under the 2004 LTIP * (1)	10-Q	001-09733	10.3	5/4/09

10.23	Form of 2009 Restricted Stock Unit Award Agreement for Directors under the 2004 LTIP *	10-Q	001-09733	10.3	7/24/09

10.24	First form of 2008 Long Term Incentive Plan Award Agreement under the 2004 LTIP * (1)	10-Q	001-09733	10.1	4/28/08

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.25	Second form of 2008 Long Term Incentive Plan Award Agreement under the 2004 LTIP * (1)	10-Q	001-09733	10.2	4/28/08
10.26	Form of 2008 Restricted Stock Unit Special Award Agreement under the 2004 LTIP *	10-Q	001-09733	10.3	4/28/08
10.27	Form of 2007 Long Term Incentive Plan Award Agreement under the 2004 LTIP *	10-Q	001-09733	10.1	5/4/07
10.28	Cash America International, Inc. 2008 Long Term Incentive Plan for Cash America Net Holdings, LLC *	8-K	001-09733	10.2	4/28/09
10.29	2011 Amendment to the Cash America International, Inc. 2008 Long Term Incentive Plan for Cash America Net Holdings, LLC, dated January 26, 2011 *	8-K	001-09733	10.1	2/1/11
10.30	Form of Unit Award Certificate for Employees under the Cash America International, Inc. 2008 Long-Term Incentive Plan for Cash America Net Holdings, LLC *	10-Q	001-09733	10.4	7/24/09
10.31	Cash America Net Holdings, LLC First Amended and Restated 2007 Long-Term Incentive Plan *	10-K	001-09733	10.31	2/26/10
10.32	2011 Amendment to the Cash America Net Holdings, LLC First Amended and Restated 2007 Long-Term Incentive Plan, dated January 26, 2011 *					X
10.33	Unit Award Certificate for Timothy S. Ho under the Cash America Net Holdings, LLC 2007 Long-Term Incentive Plan *	10-K	001-09733	10.32	2/26/10
10.34	Cash America International, Inc. Supplemental Executive Retirement Plan, as amended and restated effective January 1, 2009 *	10-K	001-09733	10.32	2/27/09
10.35	Cash America International, Inc. Nonqualified Savings Plan, as amended and restated effective January 1, 2009 *	10-K	001-09733	10.33	2/27/09
10.36	Cash America International, Inc. Senior Executive Bonus Plan *	DEF 14A	001-09733	1	3/29/07
10.37	First Amendment to the Cash America International, Inc. Senior Executive Bonus Plan dated January 28, 2009 *	10-K	001-09733	10.34	2/27/09
10.38	Summary of 2010 Terms and Conditions of the Cash America International, Inc. Short-Term Incentive Plan under the Cash America International, Inc. Senior Executive Bonus Plan *	10-Q	001-09733	10.3	4/23/10
10.39	Cash America International, Inc. Severance Pay Plan For Executives dated December 31, 2008 *	8-K	001-09733	10.1	1/22/09
21	Subsidiaries of the Company					X

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
23	Consent of PricewaterhouseCoopers LLP					X
31.1	Certification of Chief Executive Officer					X
31.2	Certification of Chief Financial Officer					X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
99.1	Notice of Blackout Period for Directors and Executive Officers of Cash America International, Inc. dated August 20, 2010	8-K	001-09733	99.1	8/23/10
101.INS (2)	XBRL Instance Document					X(3)
101.SCH (2)	XBRL Taxonomy Extension Schema Document					X(3)
101.CAL (2)	XBRL Taxonomy Extension Calculation Linkbase Document					X(3)
101.DEF (2)	XBRL Taxonomy Extension Definition Linkbase Document					X(3)
101.LAB (2)	XBRL Taxonomy Label Linkbase Document					X(3)
101.PRE (2)	XBRL Taxonomy Extension Presentation Linkbase Document					X(3)

*	Indicates management contract or compensatory plan, contract or arrangement.

(1)	Pursuant to 17 CFR 240.24b-2, portions of this exhibit have been omitted and have been filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.
(2)	Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2010 and December 31, 2009; (ii) Consolidated Statements of Income for the years ended December 31, 2010, December 31, 2009 and December 31, 2008; (iii) Consolidated Statements of Equity at December 31, 2010, December 31, 2009 and December 31, 2008; (iv) Consolidated Statements of Comprehensive Income for the years ended December 31, 2010, December 31, 2009 and December 31, 2008; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2010, December 31, 2009 and December 31, 2008; and (vi) Notes to Consolidated Financial Statements (tagged as a block of text).
(3)	Submitted electronically herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CASH AMERICA INTERNATIONAL, INC.

Date: February 25, 2011	By:	/s/ DANIEL R. FEEHAN
Daniel R. Feehan
Chief Executive Officer and President

Pursuant to the requirements of the Securities and Exchange Act of 1934, the report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JACK R. DAUGHERTY	Chairman of the Board	February 25, 2011
Jack R. Daugherty	of Directors

/s/ DANIEL R. FEEHAN	Chief Executive Officer,	February 25, 2011
Daniel R. Feehan	President and Director
(Principal Executive Officer)

/s/ THOMAS A. BESSANT, JR.	Executive Vice President and	February 25, 2011
Thomas A. Bessant, Jr.	Chief Financial Officer
(Principal Financial and
Accounting Officer)

/s/ DANIEL E. BERCE	Director	February 25, 2011
Daniel E. Berce

/s/ ALBERT GOLDSTEIN	Director	February 25, 2011
Albert Goldstein

/s/ JAMES H. GRAVES	Director	February 25, 2011
James H. Graves

/s/ B. D. HUNTER	Director	February 25, 2011
B. D. Hunter

/s/ TIMOTHY J. McKIBBEN	Director	February 25, 2011
Timothy J. McKibben

/s/ ALFRED M. MICALLEF	Director	February 25, 2011
Alfred M. Micallef

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Shareholders of

Cash America International, Inc.

Our audits of the consolidated financial statements and of the effectiveness of internal control over financial reporting referred to in our report dated February 25, 2011 appearing in the 2010 Annual Report to Shareholders of Cash America International, Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 15 of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

Fort Worth, Texas

February 25, 2011

SCHEDULE II

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

For the Three Years Ended December 31, 2010

(dollars in thousands)

		Additions

Description	Balance at Beginning of Period	Charged to Expense	Charged to Other	Deductions		Balance at End of Period

Allowance for valuation of inventory

Year Ended:
December 31, 2010	$700	$-	$-	$-		$700
December 31, 2009	$700	$-	$-	$-		$700

December 31, 2008	$2,000	$-	$-	$1,300	(a)	$700

Allowance for valuation of discontinued operations(b)

Year Ended:
December 31, 2010	$-	$-	$-	$-		$-
December 31, 2009	$28	$-	$-	$28		$-
December 31, 2008	$272	$5	$-	$249		$28

(a)

Deducted from allowance for the Company’s modifications to its methodology for assessing the reasonableness of its inventory allowance. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion.

(b)	Represents amounts related to business discontinued in 2001.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1	Asset Purchase Agreement dated July 28, 2010 by and among Cash America, Inc. of Nevada and Maxit Financial, LLC and its principal listed therein	8-K	001-09733	2.1	8/2/10
2.2	First Amendment to Asset Purchase Agreement dated September 29, 2010 by and among Cash America, Inc. of Nevada and Maxit Financial, LLC and its principal listed therein	10-Q	001-09733	2.2	10/21/10
2.3	Supplemental Disclosure Agreement and Second Amendment to Asset Purchase Agreement dated October 4, 2010 by and among Cash America, Inc. of Nevada and Maxit Financial, LLC and its principal listed therein	10-Q	001-09733	2.3	10/21/10
2.4	Securities Purchase Agreement dated December 11, 2008 by and among Creazione Estilo, S.A. de C.V., (“Creazione”), Cash America of Mexico, Inc., Capital International S.à.r.l., St. Claire, S.A. de C.V. (“St. Claire”), the Seller Parties set forth therein, INVECAMEX, S.A. de C.V. (“INVECAMEX”) and Cash America International, Inc. (the “Company”) (1)	8-K	001-09733	2.1	12/17/08
2.5	First Amendment dated December 15, 2008 to Securities Purchase Agreement dated December 11, 2008 by and among Creazione, Cash America of Mexico, Inc., Capital International S.à.r.l., St. Claire, the Seller Parties set forth therein, INVECAMEX and the Company (1)	8-K	001-09733	2.2	12/17/08
2.6	Option Agreement dated December 11, 2008 between Cash America of Mexico, Inc. and St. Claire (1)	8-K	001-09733	2.3	12/17/08
2.7	First Amendment dated December 15, 2008 to Option Agreement dated December 11, 2008 between Cash America of Mexico, Inc. and St. Claire (1)	8-K	001-09733	2.4	12/17/08
2.8	Asset Purchase Agreement dated July 9, 2006 by and among the Company and The Check Giant, LLC and its subsidiaries and members	8-K	001-09733	2.1	7/10/06
2.9	Amendment Number One dated September 15, 2006 to the Asset Purchase Agreement dated July 9, 2006 by and among the Company and The Check Giant, LLC and its subsidiaries and members	8-K	001-09733	2.1	9/21/06

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.10	Amendment No. 2 dated May 4, 2007 to the Asset Purchase Agreement by and among Cash America Net Holdings, LLC and certain of its subsidiaries (as successors in interest to the Company) and The Check Giant, LLC, its subsidiaries and members	10-Q	001-09733	2.1	5/4/07
2.11	Amendment No. 3 dated October 31, 2008 to the Asset Purchase Agreement dated July 9, 2006 by and among Cash America Net Holdings, LLC and certain of its subsidiaries and The Check Giant, LLC, its subsidiaries and members	10-Q	001-09733	2.1	10/31/08
3.1	Articles of Incorporation of Cash America Investments, Inc. filed in the office of the Secretary of State of Texas on October 4, 1984	S-1	33-10752	3.1	12/11/86
3.2	Articles of Amendment to the Articles of Incorporation of Cash America Investments, Inc. filed in the office of the Secretary of State of Texas on October 26, 1984	S-1	33-10752	3.2	12/11/86
3.3	Articles of Amendment to the Articles of Incorporation of Cash America Investments, Inc. filed in the office of the Secretary of State of Texas on September 24, 1986	S-1	33-10752	3.3	12/11/86
3.4	Articles of Amendment to the Articles of Incorporation of Cash America Investments, Inc. filed in the office of the Secretary of State of Texas on September 30, 1987	S-4/A	33-17275	3.4	10/08/87
3.5	Articles of Amendment to the Articles of Incorporation of Cash America Investments, Inc. filed in the office of the Secretary of State of Texas on April 23, 1992 to change the Company’s name to “Cash America International, Inc.”	10-K	001-09733	3.5	03/29/93
3.6	Articles of Amendment to the Articles of Incorporation of the Company filed in Office of the Secretary of State of Texas on May 21, 1993	10-K	001-09733	3.6	3/30/94
3.7	Amended and Restated Bylaws of the Company effective January 1, 2010	8-K	001-09733	3.1	10/27/09
4.1	Form of Stock Certificate	10-K	001-09733	4.1	03/29/93
4.2	Indenture dated May 19, 2009 between the Company and Wells Fargo Bank, National Association as trustee	8-K	001-09733	4.1	5/19/09
10.1	First Amended and Restated Credit Agreement among the Company, Wells Fargo Bank, National Association, and certain lenders named therein dated as of February 24, 2005 (1)	10-Q	001-09733	10.1	10/22/09

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.2	First Amendment dated as of March 16, 2007 to the First Amended and Restated Credit Agreement dated as of February 24, 2005 among the Company, Wells Fargo Bank, National Association, and certain lenders named therein	8-K	001-09733	10.1	3/22/07

10.3	Commitment Increase Agreement dated as of February 29, 2008 to the First Amended and Restated Credit Agreement dated as of February 24, 2005 among the Company, Wells Fargo Bank, National Association, and certain lenders named therein	8-K	001-09733	10.1	3/5/08

10.4	Second Amendment dated as of June 30, 2008 to the First Amended and Restated Credit Agreement dated as of February 24, 2005 among the Company, Wells Fargo Bank, National Association, and certain lenders named therein	8-K	001-09733	10.2	7/7/08

10.5	Third Amendment dated November 21, 2008 to First Amended and Restated Credit Agreement dated as of February 24, 2005 among the Company, Wells Fargo Bank, National Association, and certain lenders named therein	10-Q	001-09733	10.2	10/22/09

10.6	Credit Agreement dated November 21, 2008 among the Company, Wells Fargo Bank, National Association, and certain lenders named therein (1)	10-Q	001-09733	10.3	10/22/09

10.7	Note Agreement dated as of December 28, 2005 among the Company and the purchasers named therein for the issuance of the Company’s 6.12% Senior Notes due December 28, 2015 in the aggregate principal amount of $40,000,000 (1)	10-Q	001-09733	10.4	10/22/09

10.8	Amendment No. 1 dated December 11, 2008 to Note Agreement dated as of December 28, 2005 among the Company and the purchasers named therein	10-Q	001-09733	10.5	10/22/09

10.9	Note Purchase Agreement dated as of December 19, 2006 among the Company and the purchasers named therein for the issuance of the Company’s 6.09% Series A Senior Notes due December 19, 2016 in the aggregate principal amount of $35,000,000 and 6.21% Series B Senior Notes due December 19, 2021 in the aggregate principal amount of $25,000,000	8-K	001-09733	10.1	12/22/06

10.10	Amendment No. 1 dated December 11, 2008 to Note Purchase Agreement dated as of December 19, 2006 among the Company and the purchasers named therein	10-Q	001-09733	10.6	10/22/09

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.11	Note Purchase Agreement dated January 28, 2010 among the Company and the purchasers named therein for the issuance of the Company’s 7.26% Senior Notes due January 28, 2017 in the aggregate principal amount of $25,000,000 (1)	8-K	001-09733	10.1	2/3/10

10.12	Executive Employment Agreement dated May 1, 2008 by and among the Company, Cash America Management L.P., a wholly-owned subsidiary of the Company, and Daniel R. Feehan *	8-K	001-09733	10.1	5/6/08

10.13	Amendment dated December 24, 2008 to Employment Agreement by and among the Company, Cash America Management L.P., a wholly-owned subsidiary of the Company, and Daniel R. Feehan *	10-K	001-09733	10.24	02/27/09

10.14	Second Amendment to Employment Agreement dated January 26, 2011 by and among the Company, Cash America Management L.P., a wholly-owned subsidiary of the Company, and Daniel R. Feehan *	8-K	001-09733	10.2	2/1/2011

10.15	Form of Executive Change-in-Control Severance Agreement between the Company, its Division Presidents and each of its Executive Vice Presidents *	10-K	001-09733	10.31	03/02/04

10.16	Form of Amendment to Executive Change-in-Control Severance Agreement between the Company, its Division Presidents and each of its Executive Vice Presidents *	10-K	001-09733	10.22	2/27/09

10.17	Executive Change-in-Control Severance Agreement dated October 23, 2008 between the Company and Timothy S. Ho *	10-Q	001-09733	10.1	10/31/08

10.18	Cash America International, Inc. 1994 Long-Term Incentive Plan *	10-K	001-09733	10.5	03/29/95

10.19	Cash America International, Inc. First Amended and Restated 2004 Long-Term Incentive Plan, as amended (the “2004 LTIP”) *	8-K	001-09733	10.1	4/28/09

10.20	Form of 2010 Long-Term Incentive Plan Award Agreement for Executive Officers under the 2004 LTIP * (1)	10-Q	001-09733	10.2	4/23/10

10.21	Form of 2010 Restricted Stock Unit Award Agreement for Directors under the 2004 LTIP *	10-Q	001-09733	10.1	7/23/10

10.22	Form of 2009 Long-Term Incentive Plan Award Agreement for Executive Officers under the 2004 LTIP * (1)	10-Q	001-09733	10.3	5/4/09

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.23	Form of 2009 Restricted Stock Unit Award Agreement for Directors under the 2004 LTIP *	10-Q	001-09733	10.3	7/24/09

10.24	First form of 2008 Long Term Incentive Plan Award Agreement under the 2004 LTIP* (1)	10-Q	001-09733	10.1	4/28/08

10.25	Second form of 2008 Long Term Incentive Plan Award Agreement under the 2004 LTIP * (1)	10-Q	001-09733	10.2	4/28/08

10.26	Form of 2008 Restricted Stock Unit Special Award Agreement under the 2004 LTIP *	10-Q	001-09733	10.3	4/28/08

10.27	Form of 2007 Long Term Incentive Plan Award Agreement under the 2004 LTIP *	10-Q	001-09733	10.1	5/4/07

10.28	Cash America International, Inc. 2008 Long Term Incentive Plan for Cash America Net Holdings, LLC *	8-K	001-09733	10.2	4/28/09

10.29	2011 Amendment to the Cash America International, Inc. 2008 Long Term Incentive Plan for Cash America Net Holdings, LLC, dated January 26, 2011 *	8-K	001-09733	10.1	2/1/11

10.30	Form of Unit Award Certificate for Employees under the Cash America International, Inc. 2008 Long-Term Incentive Plan for Cash America Net Holdings, LLC *	10-Q	001-09733	10.4	7/24/09

10.31	Cash America Net Holdings, LLC First Amended and Restated 2007 Long-Term Incentive Plan *	10-K	001-09733	10.31	2/26/10

10.32	2011 Amendment to the Cash America Net Holdings, LLC First Amended and Restated 2007 Long-Term Incentive Plan, dated January 26, 2011 *					X

10.33	Unit Award Certificate for Timothy S. Ho under the Cash America Net Holdings, LLC 2007 Long-Term Incentive Plan *	10-K	001-09733	10.32	2/26/10

10.34	Cash America International, Inc. Supplemental Executive Retirement Plan, as amended and restated effective January 1, 2009 *	10-K	001-09733	10.32	2/27/09

10.35	Cash America International, Inc. Nonqualified Savings Plan, as amended and restated effective January 1, 2009 *	10-K	001-09733	10.33	2/27/09

10.36	Cash America International, Inc. Senior Executive Bonus Plan *	DEF 14A	001-09733	1	3/29/07

10.37	First Amendment to the Cash America International, Inc. Senior Executive Bonus Plan dated January 28, 2009 *	10-K	001-09733	10.34	2/27/09

10.38	Summary of 2010 Terms and Conditions of the Cash America International, Inc. Short-Term Incentive Plan under the Cash America International, Inc. Senior Executive Bonus Plan *	10-Q	001-09733	10.3	4/23/10

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.39	Cash America International, Inc. Severance Pay Plan For Executives dated December 31, 2008 *	8-K	001-09733	10.1	1/22/09
21	Subsidiaries of the Company					X
23	Consent of PricewaterhouseCoopers LLP					X
31.1	Certification of Chief Executive Officer					X
31.2	Certification of Chief Financial Officer					X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
99.1	Notice of Blackout Period for Directors and Executive Officers of Cash America International, Inc. dated August 20, 2010	8-K	001-09733	99.1	8/23/10
101.INS (2)	XBRL Instance Document					X(3)
101.SCH (2)	XBRL Taxonomy Extension Schema Document					X(3)
101.CAL (2)	XBRL Taxonomy Extension Calculation Linkbase Document					X(3)
101.DEF (2)	XBRL Taxonomy Extension Definition Linkbase Document					X(3)
101.LAB (2)	XBRL Taxonomy Label Linkbase Document					X(3)
101.PRE (2)	XBRL Taxonomy Extension Presentation Linkbase Document					X(3)

*	Indicates management contract or compensatory plan, contract or arrangement.

(1)	Pursuant to 17 CFR 240.24b-2, portions of this exhibit have been omitted and have been filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.
(2)	Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2010 and December 31, 2009; (ii) Consolidated Statements of Income for the years ended December 31, 2010, December 31, 2009 and December 31, 2008; (iii) Consolidated Statements of Equity at December 31, 2010, December 31, 2009 and December 31, 2008; (iv) Consolidated Statements of Comprehensive Income for the years ended December 31, 2010, December 31, 2009 and December 31, 2008; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2010, December 31, 2009 and December 31, 2008; and (vi) Notes to Consolidated Financial Statements (tagged as a block of text).
(3)	Submitted electronically herewith.