Form 10-Q
period 2011-03-31
CASH AMERICA INTERNATIONAL INC
filed 2011-04-22
CIK 807884

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

  (Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 1-9733

(Exact name of registrant as specified in its charter)

Texas	75-2018239
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)
1600 West 7th Street Fort Worth, Texas (Address of principal executive offices)	76102 (Zip Code)

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

Yes  ☐        No  ☑

APPLICABLE ONLY TO CORPORATE ISSUERS:

29,397,933 of the Registrants’ common shares, $.10 par value, were issued and outstanding as of April 14, 2011.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

(Unaudited)

	March 31,		December 31,
	2011	2010	2010
Assets
Current assets:
Cash and cash equivalents	$42,414	$40,286	$38,324
Pawn loans	188,088	158,347	218,408
Consumer loans, net	126,135	99,021	139,377
Merchandise held for disposition, net	110,490	97,870	124,399
Pawn loan fees and service charges receivable	35,530	30,597	41,216
Prepaid expenses and other assets	37,709	39,592	32,490
Deferred tax assets	26,606	20,386	28,016
Total current assets	566,972	486,099	622,230
Property and equipment, net	220,817	192,592	222,320
Goodwill	545,665	509,004	543,324
Intangible assets, net	29,584	27,187	31,188
Other assets	14,738	7,442	8,124
Total assets	$1,377,776	$1,222,324	$1,427,186

Liabilities and Equity
Current liabilities:
Accounts payable and accrued expenses	$82,213	$71,408	$96,465
Accrued supplemental acquisition payment	-	11,365	-
Customer deposits	10,434	9,731	9,146
Income taxes currently payable	12,823	14,673	888
Current portion of long-term debt	17,689	25,493	24,433
Total current liabilities	123,159	132,670	130,932
Deferred tax liabilities	64,435	44,877	56,792
Noncurrent income tax payable	2,568	2,191	2,408
Other liabilities	1,935	7,148	2,052
Long-term debt	352,883	313,794	432,271
Total liabilities	$544,980	$500,680	$624,455

Equity:
Cash America International, Inc. equity:
Common stock, $0.10 par value per share, 80,000,000 shares authorized, 30,235,164 shares issued	3,024	3,024	3,024
Additional paid-in capital	164,516	163,796	165,658
Retained earnings	679,546	563,803	644,208
Accumulated other comprehensive income	9,677	5,807	4,797
Treasury shares, at cost (869,699 shares, 725,531 shares and 685,315 shares at March 31, 2011 and 2010, and at December 31, 2010, respectively)	(29,935)	(21,429)	(21,283)
Total Cash America International, Inc. shareholders’ equity	826,828	715,001	796,404
Noncontrolling interest	5,968	6,643	6,327
Total equity	832,796	721,644	802,731
Total liabilities and equity	$1,377,776	$1,222,324	$1,427,186

See notes to consolidated financial statements.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2011	2010
Revenue
Pawn loan fees and service charges	$66,889	$58,281
Proceeds from disposition of merchandise	160,661	141,883
Consumer loan fees	123,127	108,442
Other	4,528	4,456
Total Revenue	355,205	313,062
Cost of Revenue
Disposed merchandise	99,577	89,945
Consumer loan loss provision	39,500	33,893
Total Cost of Revenue	139,077	123,838

Net Revenue	216,128	189,224
Expenses
Operations	113,401	96,378
Administration	27,057	25,689
Depreciation and amortization	12,442	10,718
Total Expenses	152,900	132,785
Income from Operations	63,228	56,439
Interest expense	(5,611)	(5,457)
Interest income	22	8
Foreign currency transaction loss	(96)	(137)
Equity in loss of unconsolidated subsidiary	(4)	-
Income before Income Taxes	57,539	50,853
Provision for income taxes	21,752	18,802
Net Income	35,787	32,051
Net loss (income) attributable to the noncontrolling interest	591	(18)
Net Income Attributable to Cash America International, Inc.	$36,378	$32,033
Earnings Per Share:
Net Income attributable to Cash America International, Inc. common shareholders:
Basic	$1.22	$1.08
Diluted	$1.13	$1.01
Weighted average common shares outstanding:
Basic	29,755	29,687
Diluted	32,060	31,735
Dividends declared per common share	$0.035	$0.035

See notes to consolidated financial statements.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

(in thousands, except per share data)

(Unaudited)

	Common Stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Treasury shares, at cost		Total share- holders’ equity	Non- controlling interest	Total Equity
	Shares	Amount				Shares	Amount
Balance at January 1, 2010	30,235,164	$3,024	$166,761	$532,805	$1,181	(933,082)	$ (26,836)	$676,935	$6,264	$683,199
Shares issued under stock-based plans			(5,969)			270,148	7,857	1,888		1,888
Stock-based compensation expense			911					911		911
Income tax benefit from stock-based compensation			2,093					2,093		2,093
Net income attributable to Cash America International, Inc.				32,033				32,033		32,033
Dividends paid				(1,035)				(1,035)		(1,035)
Unrealized derivatives loss, net of tax					(107)			(107)		(107)
Foreign currency translation gain, net of tax					4,058			4,058	361	4,419
Marketable securities unrealized gain, net of tax					675			675		675
Purchases of treasury shares						(62,597)	(2,450)	(2,450)		(2,450)
Income attributable to noncontrolling interests								-	18	18
Balance at March 31, 2010	30,235,164	$3,024	$163,796	$563,803	$5,807	(725,531)	$(21,429)	$715,001	$6,643	$721,644

Balance at January 1, 2011	30,235,164	$3,024	$165,658	$644,208	$4,797	(685,315)	$(21,283)	$796,404	$6,327	$802,731
Shares issued under stock-based plans			(2,852)			92,982	2,937	85		85
Stock-based compensation expense			1,236					1,236		1,236
Income tax benefit from stock-based compensation			474					474		474
Net income attributable to Cash America International, Inc.				36,378				36,378		36,378
Dividends paid				(1,040)				(1,040)		(1,040)
Unrealized derivatives gain, net of tax					15			15		15
Foreign currency translation gain, net of tax					4,399			4,399	232	4,631
Marketable securities unrealized gain, net of tax					466			466		466
Purchases of treasury shares						(277,366)	(11,589)	(11,589)		(11,589)
Loss from noncontrolling interests								-	(591)	(591)
Balance at March 31, 2011	30,235,164	$3,024	$164,516	$679,546	$9,677	(869,699)	$(29,935)	$826,828	$5,968	$832,796

See notes to consolidated financial statements.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(Unaudited)

		Three Months Ended March 31,
		2011	2010

	Net income	$35,787	$32,051
	Other comprehensive gain (loss), net of tax:
	Unrealized derivatives gain (loss)(a)	15	(107)
	Foreign currency translation gain(b)	4,631	4,419
	Marketable securities unrealized gain(c)	466	675

	Total other comprehensive gain, net of tax	5,112	4,987

	Comprehensive income	$40,899	$37,038
	Net loss (income) attributable to the noncontrolling interest	591	(18)
	Foreign currency translation gain, net of tax, attributable to the noncontrolling interest	(232)	(361)

	Comprehensive loss (income) attributable to the noncontrolling interest	359	(379)

	Comprehensive Income attributable to Cash America International, Inc.	$41,258	$36,659

(a)	Net of tax (provision)/benefit of $(8) and $58 for the three months ended March 31, 2011 and 2010 respectively.
(b)	Net of tax benefit of $148 and $627 for the three months ended March 31, 2011 and 2010 respectively.
(c)	Net of tax provision of $251 and $364 for the three months ended March 31, 2011 and 2010 respectively.

See notes to consolidated financial statements.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2011	2010
Cash Flows from Operating Activities
Net Income	$35,787	$32,051
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,442	10,718
Amortization of discount on convertible debt	870	815
Consumer loan loss provision	39,500	33,893
Stock-based compensation	1,236	911
Deferred income taxes, net	9,039	3,907
Other	2,357	138
Changes in operating assets and liabilities
Merchandise held for disposition	(3,292)	(796)
Pawn loan fees and service charges receivable	5,809	6,169
Finance and service charges on consumer loans	(167)	(741)
Prepaid expenses and other assets	(7,938)	(508)
Accounts payable and accrued expenses	(10,654)	(14,178)
Excess income tax benefit from stock-based compensation	(474)	(2,093)
Current income taxes	12,538	8,207
Other operating assets and liabilities	1,354	879
Net cash provided by operating activities	98,407	79,372
Cash Flows from Investing Activities
Pawn loans made	(157,824)	(134,083)
Pawn loans repaid	126,076	110,081
Principal recovered through dispositions of forfeited pawn loans	80,064	72,757
Consumer loans made or purchased	(332,442)	(357,499)
Consumer loans repaid	302,461	333,465
Acquisitions, net of cash acquired	-	(3,913)
Purchases of property and equipment	(10,996)	(7,906)
Investments in marketable securities	-	(5,652)
Other investing activities	(404)	142
Net cash provided by investing activities	6,935	7,392
Cash Flows from Financing Activities
Net repayments under bank lines of credit	(110,991)	(112,498)
Issuance of long-term debt	50,000	25,000
Net proceeds from re-issuance of treasury shares	85	1,889
Loan costs paid	(2,622)	(245)
Payments on notes payable and other obligations	(25,840)	(3,040)
Excess income tax benefit from stock-based compensation	474	2,093
Treasury shares purchased	(11,589)	(2,450)
Dividends paid	(1,040)	(1,035)
Net cash used in financing activities	(101,523)	(90,286)
Effect of exchange rates on cash	271	(2,196)
Net increase (decrease) in cash and cash equivalents	4,090	(5,718)
Cash and cash equivalents at beginning of year	38,324	46,004
Cash and cash equivalents at end of period	$42,414	$40,286
Supplemental Disclosures
Non-cash investing and financing activities
Pawn loans forfeited and transferred to merchandise held for disposition	$62,863	$55,736
Pawn loans renewed	$42,601	$27,698
Consumer loans renewed	$118,775	$88,794

See notes to consolidated financial statements.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include all of the accounts of Cash America International, Inc. and its majority-owned subsidiaries (the “Company”). All significant intercompany accounts and transactions have been eliminated in consolidation.

The financial statements as of March 31, 2011 and 2010 and for the three-month periods then ended are unaudited but, in management’s opinion, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for such interim periods. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. Operating results for the three-month period are not necessarily indicative of the results that may be expected for the full fiscal year.

The presentation of the consolidated statements of income has been modified to include the consumer loan loss provision as a component of total cost of revenue, rather than as a component of total expenses. The presentation for the three months ended March 31, 2010 has been updated to conform to this presentation. These changes have no impact on consolidated results previously reported.

The Company has a contractual relationship with a third-party entity, Huminal, S.A. de C.V., a Mexican sociedad anónima de capital variable (“Huminal”), to compensate and maintain the labor force of its Mexico pawn operations, of which the Company is a majority owner due to the December 16, 2008 acquisition by the Company of 80% of the outstanding stock of Creazione Estilo, S.A. de C.V., a Mexican sociedad anónima de capital variable (“Creazione”), operating under the name “Prenda Fácil” (referred to as “Prenda Fácil”). The Company has no ownership interest in Huminal; however, Prenda Fácil qualifies as the primary beneficiary of Huminal in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810, Consolidation. Therefore, the results and balances of Huminal are consolidated and allocated to net income attributable to noncontrolling interests.

These financial statements and related notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Recently Adopted Accounting Pronouncements

In December 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-29, Disclosure of Supplementary Pro Forma Information for Business Combinations (“ASU 2010-29”). This standard update clarifies that, when presenting comparative financial statements, the Company should disclose revenue and earnings of the combined entity as though the current period business combinations had occurred as of the beginning of the comparable prior annual reporting period only. The update also expands the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. ASU 2010-29 is effective prospectively for material (either on an individual or aggregate basis) business combinations entered into in fiscal years beginning on or after December 15, 2010 with early adoption permitted. The adoption of ASU 2010-29 did not have a material effect on the Company’s financial position or results of operations.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

2.	Acquisitions

Maxit

Pursuant to its business strategy of expanding storefront operations in the United States, the Company’s wholly-owned subsidiary, Cash America, Inc. of Nevada, completed the purchase of substantially all of the assets of Maxit Financial, LLC (“Maxit”) on October 4, 2010. Maxit owned and operated a 39-store chain of pawn lending locations that operate in Washington and Arizona under the names “Maxit” and “Pawn X-Change.” Per the terms of the Asset Purchase Agreement, the acquisition consideration consisted of a cash payment of approximately $58.2 million, which was funded with borrowings under the Company’s line of credit, and 366,097 shares of the Company’s common stock, with a fair value of $10.9 million as of the closing date. In addition, the Company incurred acquisition costs of $1.5 million related to the acquisition, which were reflected in “Operations expenses” in the consolidated statements of income during the fourth quarter of 2010. The goodwill of $26.2 million arising from the acquisition consists largely of the synergies and economies of scale expected from combining the operations of the Company and Maxit. As further described in Note 7, the activities and goodwill of Maxit are included in the results of the Company’s retail services segment.

3.	Credit Quality Information on Pawn Loans

The Company manages the pawn loan portfolio by monitoring the type and adequacy of collateral compared to historical gross profit margins. If a pawn loan defaults, the Company must rely on the disposition of pawned property to recover the principal amount of an unpaid pawn loan, plus a yield on the investment, because pawn loans are non-recourse against the customer. As a result, the customer’s creditworthiness is not a significant factor in the loan decision, and a decision to redeem pawned property has not historically affected the customer’s personal credit status. In addition, the customer’s creditworthiness does not affect the Company’s financial position or results of operations, as generally forfeited merchandise has historically sold for an amount in excess of the cost of goods sold (lower of cash amount loaned or market value). Goods pledged to secure pawn loans are tangible personal property items such as jewelry, tools, televisions and other electronics, musical instruments, and other miscellaneous items. A pawn loan is considered nonperforming if the customer does not make a required payment on the loan during the loan term. Pawn loan fees and service charges do not accrue on nonperforming loans. As of March 31, 2011 and 2010, and December 31, 2010, the Company had performing pawn loans outstanding of $183.3 million, $154.7 million, and $213.5 million, respectively, and nonperforming pawn loans outstanding of $4.8 million, $3.6 million, and $4.9 million, respectively.

4.	Credit Quality Information and Allowances and Accruals for Losses on Consumer Loans

In order to manage the portfolios of consumer loans effectively, the Company utilizes a variety of proprietary underwriting criteria, monitors the performance of the portfolio and maintains either an allowance or accrual for losses on consumer loans (including fees and interest) at a level estimated to be adequate to absorb credit losses inherent in the portfolio. The portfolio includes balances outstanding from all Company-owned consumer loans. In addition, the Company maintains an accrual for losses related to loans guaranteed under the Company’s Credit Services Organization program (the “CSO program”). The allowance for losses on Company-owned consumer loans offsets the outstanding loan amounts in the consolidated balance sheets.

A consumer loan is considered nonperforming if the customer does not make payments in accordance with the contractual requirements. Generally, consumer loan fees do not accrue on nonperforming loans. Once a loan is considered non-performing and placed on non-accrual status, the Company does not resume accrual of interest. For nonperforming loans, all cash received is first applied against the principal balance of the loan. After the principal balance is recovered, the Company recognizes additional payments as consumer loan fee revenue.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

The Company stratifies the outstanding combined consumer loan portfolio by age, delinquency, and stage of collection when assessing the adequacy of the allowance or accrual for losses. It uses historical collection performance adjusted for recent portfolio performance trends to develop the expected loss rates used to establish either the allowance or accrual. Increases in either the allowance or accrual are recorded as a consumer loan loss provision expense in the consolidated statements of income. The Company generally charges off all consumer loans, including accrued interest, once they have been in default for 60 consecutive days, or sooner if deemed uncollectible. Recoveries on losses previously charged to the allowance are credited to the allowance when collected.

The allowance deducted from the carrying value of consumer loans was $35.0 million, $25.8 million, and $38.9 million at March 31, 2011 and 2010, and December 31, 2010, respectively. In addition, $35.2 million, $41.0 million, and $48.8 million, respectively, of active consumer loans owned by third-party lenders were guaranteed by the Company as of those dates. The accrual for losses on consumer loan guaranty obligations was $1.7 million, $2.3 million and $2.8 million at March 31, 2011 and 2010, and December 31, 2010, respectively, and is included in “Accounts payable and accrued liabilities” on the Company’s consolidated balance sheets.

The components of Company-owned consumer loan portfolio and receivables at March 31, 2011 and 2010, and December 31, 2010 was as follows (in thousands):

	Balance at
	March 31,		December 31,
	2011	2010	2010

Current	$119,096	$91,664	$129,419
Nonperforming loans	42,049	33,180	48,911
Total consumer loans, gross	161,145	124,844	178,330
Less: Allowance for losses	35,010	25,823	38,953
Consumer loans, net	$126,135	$99,021	$139,377

Changes in the allowance for losses for the Company-owned portfolio and the accrued loss for third-party lender-owned portfolios during the three months ended March 31, 2011 and 2010 was as follows (in thousands):

	Three Months Ended March 31,
	2011	2010
Allowance for losses for Company-owned consumer loans:

Balance at beginning of period	$38,953	$27,350
Consumer loan loss provision	40,627	34,544
Charge-offs	(52,676)	(44,242)
Recoveries	8,106	8,171

Balance at end of period	$35,010	$25,823

Accrual for third-party lender-owned consumer loans:

Balance at beginning of period	$2,838	$2,944
Consumer loan loss provision	(1,127)	(651)

Balance at end of period	$1,711	$2,293

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

5.	Earnings Per Share Computation

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

The following table sets forth the reconciliation of numerators and denominators for the basic and diluted earnings per share computation for the three months ended March 31, 2011 and 2010 (in thousands, except per share amounts):

		Three Months Ended March 31,
		2011	2010
	Numerator:
	Net income attributable to Cash America International, Inc.	$36,378	$32,033

	Denominator:
	Total weighted average basic shares (a)	29,755	29,687
	Shares applicable to outstanding option award agreements	123	162
	Shares applicable to unvested restricted stock unit award agreements	462	411
	Convertible debt(b)	1,720	1,475

	Total weighted average diluted shares	32,060	31,735

	Net income – basic	$1.22	$1.08

	Net income – diluted	$1.13	$1.01

(a)	Includes vested restricted stock units of 220 and 179, as well as shares in the Company’s non-qualified savings plan of 32 and 33 for the three months ended March 31, 2011 and 2010, respectively.
(b)	The shares issuable related to the Company’s 2009 Convertible Notes due 2029 (the “2009 Convertible Notes”) have been calculated using the treasury stock method. The Company intends to settle the principal portion of the convertible debt in cash; therefore, only the shares related to the conversion spread have been included in weighted average diluted shares.

There were no anti-dilutive shares for the three months ended March 31, 2011 and 2010.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

6.	Long-Term Debt

The Company’s long-term debt instruments and balances outstanding at March 31, 2011 and 2010, and December 31, 2010 were as follows (in thousands):

	Balance at
	March 31,		December 31,
	2011	2010	2010
Domestic and multi-currency line of credit up to $280,000 due 2015	$104,034	$-	$-
USD line of credit up to $300,000 due 2012	-	77,165	215,025
6.21% senior unsecured notes due 2021	25,000	25,000	25,000
6.09% senior unsecured notes due 2016	35,000	35,000	35,000
6.12% senior unsecured notes due 2012	26,667	40,000	26,667
7.26% senior unsecured notes due 2017	25,000	25,000	25,000
Variable rate senior unsecured note due 2015	50,000	-	-
Variable rate senior unsecured note due 2012	-	34,960	25,840
5.25% convertible senior unsecured notes due 2029	104,871	102,162	104,172
Total debt	$370,572	$339,287	$456,704
Less current portion	17,689	25,493	24,433
Total long-term debt	$352,883	$313,794	$432,271

On March 30, 2011, the Company entered into a new credit agreement for up to $330.0 million of credit with a group of commercial banks (the “Credit Agreement”). The Credit Agreement matures on March 31, 2015 and consists of a $280.0 million line of credit, which includes the ability to borrow up to $50.0 million in specified foreign currencies or U.S. dollars (the “Domestic and Multi-currency Line”), and a $50.0 million term loan facility (the “2015 Variable Rate Notes”). Interest on the Domestic and Multi-currency Line is charged, at the Company’s option, at either the London Interbank Offered Rate (“LIBOR”) plus a margin varying from 2.00% to 3.25%, or at the agent’s base rate plus a margin varying from 0.50% to 1.75%. Interest on the 2015 Variable Rate Notes is charged, at the Company’s option, at either LIBOR plus a margin of 3.50% or at the agent’s base rate plus a margin of 2.00%. The margin for the Domestic and Multi-currency Line is dependent on the Company’s cash flow leverage ratios as defined in the Credit Agreement. The Company also pays a fee on the unused portion of the Domestic and Multi-currency Line ranging from 0.25% to 0.50% (0.38% at March 31, 2011) based on the Company’s cash flow leverage ratios. The weighted average interest rate (including margin) on the Domestic and Multi-currency Line and the 2015 Variable Rate Notes, respectively, was 3.09% and 3.75% at March 31, 2011. Beginning on March 31, 2012, the 2015 Variable Rate Notes require quarterly installment payments of $2.1 million with any outstanding principal remaining due at maturity on March 31, 2015.

In conjunction with the entry into the Credit Agreement, the Company repaid all outstanding revolving credit loans under its $300.0 million domestic line of credit due 2012 (the “USD Line of Credit”) and its variable rate senior unsecured note due 2012 (the “2012 Variable Rate Notes”) with proceeds of the Credit Agreement. The outstanding amounts under the USD Line of Credit and 2012 Variable Rate Notes, respectively, as of March 30, 2011, were $154.0 million and $25.8 million, respectively.

At March 31, 2011, borrowings under the Company’s Domestic and Multi-currency Line consisted of multiple pricing tranches with maturity dates ranging from five to 28 days, and at March 31, 2010, borrowings under the Company’s USD Line of Credit consisted of three pricing tranches with maturity dates ranging from one to 30 days. However, the Company refinances borrowings pursuant to the terms of its Domestic and Multi-currency Line, and it also routinely refinanced borrowings under its USD Line of Credit before it was repaid on March 31, 2011. Therefore, these borrowings are reported as part of the line of credit and as long-term debt.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

In connection with the Domestic and Multi-currency Line and the 2015 Variable Rate Notes, the Company incurred approximately $2.6 million for issuance costs, which primarily consisted of underwriting fees, legal and other professional expenses. The unamortized balance of these costs at March 31, 2011 is included in “Other assets” in the Company’s consolidated balance sheets.

On March 30, 2011, in conjunction with the establishment of the Credit Agreement, the Company entered into a separate credit agreement for the issuance of $20.0 million in letters of credit (the “Letter of Credit Facility”). The Company had standby letters of credit of $16.5 million issued under the Letter of Credit Facility at March 31, 2011. Previously, these letters of credit were provided under the USD Line of Credit by reducing the amount available to the Company.

See Note 10 for a discussion of the Company’s interest rate cap agreements.

Each of the Company’s credit agreements and senior unsecured notes require the Company to maintain certain financial ratios. As of March 31, 2011, the Company was in compliance with all covenants or other requirements set forth in its debt agreements.

7.	Operating Segment Information

The Company has two operating segments: retail services and e-commerce. The retail services segment includes all of the operations of the Company’s Retail Services Division, which is composed of both domestic and foreign storefront locations that offer some or all of the following services: pawn lending, consumer loans, the purchase and sale of merchandise, check cashing and other ancillary services such as money orders, wire transfers and pre-paid debit cards. (Most of these ancillary services are provided through third-party vendors.) The e-commerce segment includes the operations of the Company’s E-Commerce Division, which is composed of the Company’s domestic and foreign online channel (and includes the Company’s internet lending activities and other ancillary services) and the Company’s micro line of credit services channel.

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

	Retail Services			E-Commerce
	Domestic	Foreign	Total	Domestic	Foreign	Total	Consolidated

Three Months Ended March 31, 2011
Revenue
Pawn loan fees and service charges	$60,226	$6,663	$66,889	$-	$-	$-	$66,889
Proceeds from disposition of merchandise	160,661	-	160,661	-	-	-	160,661
Consumer loan fees	25,835	-	25,835	58,711	38,581	97,292	123,127
Other	3,885	102	3,987	233	308	541	4,528
Total revenue	250,607	6,765	257,372	58,944	38,889	97,833	355,205
Disposed merchandise	99,577	-	99,577	-	-	-	99,577
Consumer loan loss provision	3,183	-	3,183	17,158	19,159	36,317	39,500
Total cost of revenue	102,760	-	102,760	17,158	19,159	36,317	139,077

Net revenue	147,847	6,765	154,612	41,786	19,730	61,516	216,128
Expenses
Operations	81,731	6,785	88,516	13,848	11,037	24,885	113,401
Administration	11,201	2,476	13,677	8,313	5,067	13,380	27,057
Depreciation and amortization	7,991	1,511	9,502	2,748	192	2,940	12,442
Total expenses	100,923	10,772	111,695	24,909	16,296	41,205	152,900
Income (loss) from operations	$46,924	$(4,007)	$42,917	$16,877	$3,434	$20,311	$63,228
As of March 31, 2011
Total assets	$874,901	$126,750	$1,001,651	$304,071	$72,054	$376,125	$1,377,776
Goodwill			$335,383			$210,282	$545,665

	Retail Services			E-Commerce
	Domestic	Foreign	Total	Domestic	Foreign	Total	Consolidated

Three Months Ended March 31, 2010
Revenue
Pawn loan fees and service charges	$50,862	$7,419	$58,281	$-	$-	$-	$58,281
Proceeds from disposition of merchandise	141,883	-	141,883	-	-	-	141,883
Consumer loan fees	27,544	-	27,544	62,634	18,264	80,898	108,442
Other	4,107	33	4,140	316	-	316	4,456
Total revenue	224,396	7,452	231,848	62,950	18,264	81,214	313,062
Disposed merchandise	89,945	-	89,945	-	-	-	89,945
Consumer loan loss provision	2,986	-	2,986	23,413	7,494	30,907	33,893
Total cost of revenue	92,931	-	92,931	23,413	7,494	30,907	123,838

Net revenue	131,465	7,452	138,917	39,537	10,770	50,307	189,224
Expenses
Operations	73,098	3,743	76,841	13,638	5,899	19,537	96,378
Administration	12,456	1,979	14,435	8,393	2,861	11,254	25,689
Depreciation and amortization	7,544	1,143	8,687	1,972	59	2,031	10,718
Total expenses	93,098	6,865	99,963	24,003	8,819	32,822	132,785
Income from operations	$38,367	$587	$38,954	$15,534	$1,951	$17,485	$56,439
As of March 31, 2010
Total assets	$757,879	$122,077	$879,956	$305,870	$36,498	$342,368	$1,222,324
Goodwill			$303,966			$205,038	$509,004

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

8.	Litigation

On August 6, 2004, James E. Strong filed a purported class action lawsuit in the State Court of Cobb County, Georgia against Georgia Cash America, Inc., Cash America International, Inc. (together with Georgia Cash America, Inc., “Cash America”), Daniel R. Feehan, and several unnamed officers, directors, owners and “stakeholders” of Cash America. The lawsuit alleges many different causes of action, among the most significant of which is that Cash America made illegal short-term loans in Georgia in violation of Georgia’s usury law, the Georgia Industrial Loan Act and Georgia’s Racketeer Influenced and Corrupt Organizations Act. Community State Bank (“CSB”) for some time made loans to Georgia residents through Cash America’s Georgia operating locations. The complaint in this lawsuit claims that Cash America was the true lender with respect to the loans made to Georgia borrowers and that CSB’s involvement in the process is “a mere subterfuge.” Based on this claim, the suit alleges that Cash America was the “de facto” lender and was illegally operating in Georgia. The complaint seeks unspecified compensatory damages, attorney’s fees, punitive damages and the trebling of any compensatory damages. In November 2009, the trial court certified the case as a class action lawsuit, and after an appeal by Cash America, the Supreme Court of Georgia upheld the class certification in March 2011. Cash America believes that the Plaintiffs’ claims in this suit are without merit and is vigorously defending this lawsuit.

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

On March 5, 2009, Peter Alfeche filed a purported class action lawsuit in the United States District Court for the Eastern District of Pennsylvania against Cash America International, Inc., Cash America Net of Nevada, LLC (“CashNet Nevada”), Cash America Net of Pennsylvania, LLC and Cash America of PA, LLC, d/b/a CashNetUSA.com (collectively, “CashNetUSA”). The lawsuit alleges, among other things, that CashNetUSA’s online consumer loan activities in Pennsylvania were illegal and not in accordance with the Pennsylvania Loan Interest Protection Law or the licensing requirements of the Pennsylvania Consumer Discount Company Act (the “CDCA”). The lawsuit also seeks declaratory judgment that several of CashNetUSA’s contractual provisions, including choice of law and arbitration provisions, are not authorized by Pennsylvania law. The complaint seeks unspecified compensatory damages, attorney’s fees and the trebling of any compensatory damages. CashNetUSA filed a motion to enforce the arbitration provision located in the agreements governing the lending activities, and the court has not yet ruled on this motion. The Alfeche litigation is still at an early stage, and neither the likelihood of an unfavorable outcome nor the ultimate liability, if any, with respect to this litigation can be determined at this time. CashNetUSA believes that the Plaintiffs’ claims in this suit are without merit and will vigorously defend this lawsuit.

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

The Company is also a defendant in certain routine litigation matters encountered in the ordinary course of its business. Certain of these matters are covered to an extent by insurance. In the opinion of management, the resolution of these matters is not expected to have a material adverse effect on the Company’s financial position, results of operations or liquidity.

9.	Fair Value Measurements

Recurring Fair Value Measurements

In accordance with ASC 820-10, Fair Value Measurements and Disclosures (“ASC 820-10”), certain of the Company’s assets and liabilities, which are carried at fair value, are classified in one of the following three categories:

Level 1: Quoted market prices in active markets for identical assets or liabilities.

Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data.

Level 3: Unobservable inputs that are not corroborated by market data.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

The Company’s financial assets that are measured at fair value on a recurring basis as of March 31, 2011 and 2010 and December 31, 2010 are as follows (in thousands):

	March 31,	Fair Value Measurements Using
	2011	Level 1	Level 2	Level 3

Financial assets:
Interest rate contracts	$1	$-	$1	$-
Forward currency exchange contracts	(372)	-	(372)	-
Nonqualified savings plan assets (a)	8,352	8,352	-	-
Available for sale securities(b)	4,370	4,370	-	-
Total	$12,351	$12,722	$(371)	$-

	March 31,	Fair Value Measurements Using
	2010	Level 1	Level 2	Level 3
Financial assets:
Interest rate contracts	$42	$-	$42	$-
Forward currency exchange contracts	(137)	-	(137)	-
Nonqualified savings plan assets (a)	6,372	6,372	-	-
Available for sale securities(b)	6,691	6,691	-	-
Total	$12,968	$13,063	$(95)	$-

	December 31,	Fair Value Measurements Using
	2010	Level 1	Level 2	Level 3
Financial assets:
Interest rate contracts	$7	$-	$7	$-
Forward currency exchange contracts	(577)	-	(577)	-
Nonqualified savings plan assets (a)	7,073	7,073	-	-
Available for sale securities(b)	3,650	3,650	-	-
Total	$10,153	$10,723	$(570)	$-

(a)	The non-qualified savings plan assets have an offsetting liability of equal amount, which is included in “Accounts payable and other liabilities” in the Company’s consolidated balance sheets.
(b)

Unrealized total gains/(losses) on these securities of ($1.3) million, $1.0 million and ($2.0) million as of March 31, 2011 and 2010 and December 31, 2010, respectively, are recorded in “Accumulated other comprehensive income” in the Company’s consolidated statements of equity.

The Company measures the value of its interest rate contracts and forward currency exchange contracts under Level 2 inputs as defined by ASC 820-10. For its interest rate contracts the Company relies on a market place valuation based on yield curves using observable market interest rates for the interest rate contracts. For its forward currency exchange contracts, standard valuation models are used to determine fair value. The significant inputs used in these models are derived from observable market transactions. The fair value of the nonqualified savings plan assets and certain available for sale securities are measured under a Level 1 input. These assets are publicly traded equity securities for which market prices are readily observable. During the three months ended March 31, 2011 and 2010, there were no transfers of assets in or out of Level 1 or Level 2 fair value measurements.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

Other Fair Value Disclosures

The carrying amounts and estimated fair values of financial instruments at March 31, 2011 and 2010 and December 31, 2010 were as follows (in thousands):

	As of March 31,				As of December 31,
	2011		2010		2010
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$42,414	$42,414	$40,286	$40,286	$38,324	$38,324
Pawn loans	188,088	188,088	158,347	158,347	218,408	218,408
Consumer loans, net	126,135	126,135	99,021	99,021	139,377	139,377
Financial liabilities:
Bank lines of credit	$104,034	$104,034	$77,165	$75,617	$215,025	$211,576
Senior unsecured notes	161,667	160,634	159,960	154,431	137,507	134,125
2009 Convertible Notes	104,871	222,238	102,162	196,794	104,172	185,725

Cash and cash equivalents bear interest at market rates and have maturities of less than 90 days. Pawn loans and consumer loans have relatively short maturity periods that are generally 90 days or less. Since cash and cash equivalents, pawn loans and consumer loans generally have maturities of less than 90 days, their fair value approximates their carrying value. Pawn loan fee and service charge rates are determined by regulations and bear no valuation relationship to the capital markets’ interest rate movements. Generally, pawn loans may only be resold to a licensed pawnbroker.

The fair values of the Company’s long-term debt instruments are estimated based on market values for debt issues with similar characteristics or rates currently available for debt with similar terms. The Company’s senior unsecured notes have a lower fair market value than the carrying value due to the difference in the yield in excess of like maturity U.S. Treasury yields when compared to recent issuances of similar senior unsecured notes. The 2009 Convertible Notes have a higher fair value than carrying value due to the Company’s stock price as of each period presented above exceeding the applicable conversion price for the 2009 Convertible Notes, thereby increasing the value of the instrument for bondholders.

10.	Derivative Instruments

The Company periodically uses derivative instruments to manage risk from changes in market conditions that may affect the Company’s financial performance. The Company primarily uses derivative instruments to manage its primary market risks, which are interest rate risk and foreign currency exchange rate risk.

The Company uses interest rate cap agreements for the purpose of managing interest rate exposure on its floating rate debt. For derivatives designated as cash flow hedges, the effective portions of changes in the estimated fair value of the derivative are reported in “Accumulated other comprehensive income (loss)” (or “OCI”) on the Company’s consolidated balance sheets and are subsequently reclassified into earnings when the hedged item affects earnings. The change in the estimated fair value of the ineffective portion of the hedge, if any, will be recorded as income or expense.

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

The fair values of the Company’s derivative instruments at March 31, 2011 and 2010 and December 31, 2010 were as follows (in thousands):

		Balance at

Assets	Balance Sheet Location	March 31, 2011		March 31, 2010		December 31, 2010
Derivatives designated as hedges:		Notional Amount	Fair Value	Notional Amount	Fair Value	Notional Amount	Fair Value
Interest rate contracts	Prepaid expenses and other assets	$30,000	$1	$30,000	$42	$30,000	$7

Non-designated derivatives:
Forward currency exchange contracts	Prepaid expenses and other assets	$51,246	$(372)	$7,293	(137)	$46,392	$(577)

The following table presents information on the effect of derivative instruments on the consolidated results of operations and OCI for the three months ended March 31, 2011 and 2010 (in thousands):

	Losses Recognized in Income		Gains (Losses) Recognized in OCI		Gains (Losses) Reclassified From OCI into Income
	Three months ended		Three months ended		Three months ended
	March 31,		March 31,		March 31,
	2011	2010	2011	2010	2011	2010

Derivatives designated as hedges:
Interest rate contracts	$–	$–	$15	$(107)	$–	$–
Total	$–	$–	$15	$(107)	$–	$–

Non-designated derivatives:
Forward currency exchange contracts(a)	$(1,456)	$(651)	$–	$–	$–	$–
Total	$(1,456)	$(651)	$–	$–	$–	$–

(a)	The loss on these derivatives substantially offsets the gain on foreign intercompany balances.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of results of operations, liquidity and capital resources and certain factors that may affect future results, including economic and industry-wide factors, of Cash America International, Inc. (the “Company”) should be read in conjunction with the Company’s consolidated financial statements and accompanying notes included under Part I, Item I of this Quarterly Report on Form 10-Q, as well as with Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Annual Report on Form 10-K for the calendar year ended December 31, 2010.

General

The Company provides specialty financial services to individuals through retail services locations and through electronic distribution platforms known as e-commerce activities. These services include secured non-recourse loans, commonly referred to as pawn loans, and secured and unsecured consumer loans.

Pawn loans are short-term loans (generally 30 to 90 days) made on the pledge of tangible personal property. Pawn loan fees and service charges revenue are generated from the Company’s pawn loan portfolio. A related activity of the pawn lending operations is the disposition of collateral from unredeemed pawn loans and the liquidation of a smaller volume of merchandise purchased directly from third-parties or from customers.

The Company’s consumer loan portfolio includes short-term single payment loans, longer-term multi-payment installment loans, credit services and participation interests purchased from third parties in the micro line of credit (or “MLOC”) services channel. Consumer loans provide customers with cash, typically in exchange for a promissory note or other repayment agreement. Through the Credit Services Organization program (the “CSO program”), the Company markets and services a third-party lender’s consumer loan product in certain states by acting as a credit services organization on behalf of consumers in accordance with applicable state laws. The CSO program includes credit services, loans arranged with independent third-party lenders, assistance in the preparation of loan applications and loan documents and acceptance of loan payments. The Company also guarantees the customer’s payment obligations in the event of default if the customer is approved for and accepts the loan through the CSO program. A customer who obtains a loan through the CSO program pays the Company a fee for these credit services (“CSO fees”). Although consumer loan transactions may take the form of loans, deferred check deposit transactions, credit services transactions, or the processing of, and the participation in receivables originated by, a third-party lender’s MLOC product, the transactions are referred to throughout this discussion as “consumer loans.”

Retail Services Segment

The following table sets forth the number of domestic and foreign locations in the Company’s retail services segment offering pawn lending, consumer lending, and other services as of March 31, 2011 and 2010. The Company’s domestic retail services locations operate under the names “Cash America Pawn,” “SuperPawn,” “Cash America Payday Advance,” “Cashland,” “Maxit,” “Pawn X-Change” and “Mr. Payroll.” (Maxit and Pawn X-Change were acquired in 2010.) The Company’s foreign retail services locations (of which the Company is a majority owner) operate under the name “Prenda Fácil.”

	As of March 31,
	2011			2010

	Domestic(a)	Foreign(a)	Total	Domestic	Foreign	Total

Retail services locations offering:
Both pawn and consumer lending	569	-	569	583	-	583
Pawn lending only	124	182	306	66	184	250
Consumer lending only	88	-	88	91	-	91
Other (b)	124	-	124	124	-	124
Total retail services	905	182	1,087	864	184	1,048

(a)	Except as described in (b) below, includes locations that operate in 23 and 21 states in the United States and Mexico, respectively.
(b)

As of March 31, 2011 and 2010, includes six and five consolidated Company-owned check cashing locations, respectively, and 118 and 119 unconsolidated franchised check cashing locations, respectively. As of March 31, 2011, includes locations that operate in 18 states in the United States.

E-Commerce Segment

As of March 31, 2011, the Company’s e-commerce operating segment offers consumer loans to customers over the Internet:

•	in 30 states in the United States at http://www.cashnetusa.com,
•	in the United Kingdom at http://www.quickquid.co.uk,
•	in Australia at http://www.dollarsdirect.com.au, and
•	in Canada at http://www.dollarsdirect.ca.

The e-commerce segment also includes the Company’s MLOC services channel, which processed MLOC advances on behalf of a third-party lender and had a participation interest in MLOC receivables during most of 2010. In the past, the MLOC services channel generated its earnings through loan processing services the Company provided for MetaBank related to the iAdvance MLOC product, as well as from fees generated from participation interests the Company acquired in the receivables originated by MetaBank in connection with the iAdvance program. The iAdvance program ended on October 13, 2010. The Company intends to continue pursuing the development of new MLOC opportunities during 2011.

CRITICAL ACCOUNTING POLICIES

Since December 31, 2010, there have been no changes in critical accounting policies as described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

RESULTS OF OPERATIONS

Highlights

The Company’s financial results for the three months ended March 31, 2011 (the “current quarter”) are summarized below.

•

Consolidated total revenue increased 13.5%, to $355.2 million, for the current quarter compared to the three months ended March 31, 2010 (the “prior year quarter”), primarily due to a balanced mix of increased revenue associated with higher average pawn loan and consumer loan balances and higher proceeds from the disposition of merchandise in the retail services segment.

•

Consolidated net revenue increased $26.9 million, or 14.2%, to $216.1 million, for the current quarter compared to the prior year quarter, with 66.0% of the increase contributed by growth in pawn related activities. Net revenue from pawn related activities, which is the sum of pawn loan fees and service charges and the net proceeds from the disposition of merchandise, increased 16.1%, or $17.8 million. Consumer loan fees, net of consumer loan loss provision increased 12.2%, or $9.1 million, in the current quarter compared to the prior year quarter, primarily due to higher average consumer loan balances in the e-commerce segment from growth in foreign markets.

•

Net income increased 13.6%, to $36.4 million, in the current quarter compared to the prior year quarter. Diluted net income per share was $1.13 in the current quarter compared to $1.01 in the prior year quarter.

Overview

Consolidated Net Revenue: Consolidated net revenue is composed of total revenue less cost of disposed merchandise less consumer loan loss provision. Net revenue is the income available to satisfy remaining operating and administrative expenses and is the measure management uses to evaluate top-line performance.

The following tables show the components of net revenue for the three months ended March 31, 2011 and 2010 by segment and on a consolidated basis (dollars in thousands):

	Three months ended March 31, 2011
	Retail Services		E-Commerce		Consolidated
		% of		% of		% of
	Amount	Total	Amount	Total	Amount	Total
Pawn loan fees and service charges	$66,889	43.3%	$-	-%	$66,889	30.9%

Proceeds from disposition of merchandise, net of cost of revenue	61,084	39.5%	-	-%	61,084	28.3%
Pawn related	$127,973	82.8%	$-	-%	$127,973	59.2%

Consumer loan fees, net of loan loss provision	$22,652	14.6%	$60,975	99.1%	$83,627	38.7%

Other revenue	3,987	2.6%	541	0.9%	4,528	2.1%
Net revenue	$154,612	100.0%	$61,516	100.0%	$216,128	100.0%

	Three months ended March 31, 2010
	Retail Services		E-Commerce		Consolidated
		% of		% of		% of
	Amount	Total	Amount	Total	Amount	Total
Pawn loan fees and service charges	$58,281	42.0%	$-	-%	$58,281	30.8%

Proceeds from disposition of merchandise, net of cost of revenue	51,938	37.3%	-	-%	51,938	27.4%
Pawn related	$110,219	79.3%	$-	-%	$110,219	58.2%

Consumer loan fees, net of loan loss provision	$24,558	17.7%	$49,991	99.4%	$74,549	39.4%

Other revenue	4,140	3.0%	316	0.6%	4,456	2.4%
Net revenue	$138,917	100.0%	$50,307	100.0%	$189,224	100.0%

For the current quarter, net revenue increased $26.9 million, or 14.2%, to $216.1 million from $189.2 million for the prior year quarter. Pawn lending activities accounted for 59.2% and 58.2% of total net revenue for the current quarter and prior year quarter, respectively. Net revenue from pawn lending activities increased $17.8 million, to $128.0 million during the current quarter from $110.2 million in the prior year quarter, which accounted for 66.0% of the increase in net revenue. The increase in pawn-related contribution was primarily due to an increase in pawn loan fees and service charges that resulted from higher average pawn loan balances as a result of organic growth in domestic retail operations, the acquisition of substantially all of the assets of Maxit Financial, LLC (“Maxit”) on October 4, 2010, which owned and operated a 39-store chain of pawn lending locations that operate in Washington and Arizona (the “Maxit acquisition”), and increased gross profit on the disposition of merchandise. Consumer loan activities increased $9.1 million, to $83.6 million during the current quarter, from $74.5 million in the prior year quarter, which accounted for 33.7% of the increase in net revenue, mainly due to an increase in consumer loan fees, net of loss provision, due to an increase in loans written from the e-commerce segment in foreign markets in which the Company operates, partially offset by a decrease in revenue from domestic markets in which the consumer loan product is less profitable or is no longer offered due to changes in laws and the absence of fees in the current quarter from the Company’s MLOC business, which ceased operations in the fourth quarter of 2010.

Non-GAAP Disclosure

In addition to the financial information prepared in conformity with Generally Accepted Accounting Principles (“GAAP”), the Company provides historical non-GAAP financial information. Management uses the non-GAAP financial measures for internal managerial purposes and believes that presentation of non-GAAP financial information is meaningful and useful in understanding the activities and business metrics of the Company’s operations. Management believes that these non-GAAP financial measures reflect an additional way of viewing aspects of the Company’s business that, when viewed with the Company’s GAAP results, provide a more complete understanding of factors and trends affecting the Company’s business.

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

Adjusted Earnings Per Share

In addition to reporting financial results in accordance with GAAP, the Company has provided adjusted earnings and adjusted earnings per share, which are non-GAAP measures that adjust for the impact of certain expenses that do not impact the Company’s liquidity, and, by the nature of the items, are disengaged from the fundamental direct operating elements of the underlying business activities of the Company. Management believes that the presentation of these measures provides investors with greater transparency to the Company’s financial condition and results of operations, which provides a more complete understanding of the Company’s financial performance, competitive position and prospects for the future. Management also believes that investors regularly rely on non-GAAP financial measures, such as adjusted earnings and adjusted earnings per share, to assess operating performance and that such measures may highlight trends and intricate details in the Company’s business that may not otherwise be apparent when relying on financial measures calculated in accordance with GAAP. The following table provides reconciliation between net income attributable to the Company and diluted earnings per share calculated in accordance with GAAP to adjusted earnings and adjusted earnings per share, respectively (dollars in thousands except per share data):

	Three Months Ended March 31,
	2011		2010
	$	Per Share	$	Per Share

Net income attributable to Cash America International, Inc.	$ 36,378	$ 1.13	$ 32,033	$ 1.01

Adjustments:
Intangible asset amortization, net of tax	1,104	0.04	752	0.02
Non-cash equity-based compensation, net of tax	769	0.02	574	0.02
Convertible debt non-cash interest and issuance cost amortization, net of tax	541	0.02	513	0.02
Foreign exchange loss, net of tax	60	-	86	-

Adjusted earnings	$ 38,852	$ 1.21	$ 33,958	$ 1.07

Adjusted EBITDA

The table below shows adjusted EBITDA, a non-GAAP measure that is defined as earnings before depreciation, amortization, interest, foreign currency transaction gains or losses, equity in earnings or loss of unconsolidated subsidiary, taxes and net income or loss attributable to the noncontrolling interest. Management believes adjusted EBITDA is used by investors to analyze operating performance and evaluate the Company’s ability to incur and service debt and its capacity for making capital expenditures. In addition, adjusted EBITDA is also useful to investors to help assess the Company’s liquidity and estimated enterprise value. The computation of adjusted EBITDA as presented below may differ from the computation of similarly-titled measures provided by other companies (dollars in thousands):

	Trailing 12 Months Ended March 31,
	2011	2010
Net Income attributable to Cash America International Inc.	$ 119,880	$ 104,801

Adjustments:
Depreciation and amortization expenses	45,651	41,966
Interest expense, net	22,157	21,173
Foreign currency transaction loss	422	159
Equity in loss of unconsolidated subsidiary	140	-
Provision for income taxes	72,219	61,519
Net (loss) income attributable to the noncontrolling interest	(903)	961

Adjusted EBITDA	$ 259,566	$ 230,579

Adjusted EBITDA margin calculated as follows:

Total revenue	$ 1,335,477	$ 1,165,264

Adjusted EBITDA	259,566	230,579

Adjusted EBITDA as a percentage of total revenue	19.4%	19.8%

Quarter Ended March 31, 2011 Compared To Quarter Ended March 31, 2010

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

The following table sets forth selected data related to the Company’s pawn lending activities as of and for the three months ended March 31, 2011 and 2010 (dollars in thousands except where otherwise noted):

	2011				2010
Three Months Ended March 31,	Domestic	Foreign		Total	Domestic	Foreign		Total
Pawn loan fees and service charges	$60,226	$6,663		$66,889	$50,862	$7,419		$58,281
Average pawn loan balance outstanding	$180,885	$21,437		$202,322	$148,063	$22,871		$170,934
Amount of pawn loans written and renewed	$179,539	$20,886		$200,425	$142,036	$21,030		$163,066
Annualized yield on pawn loans	135.0%	126.1%		134.1%	139.3%	131.5%		138.3%

Gross profit margin on disposition of merchandise	38.0%	-	(a)	38.0%	36.6%	-	(a)	36.6%

Merchandise turnover	3.4	-	(a)	3.4	3.4	-	(a)	3.4

As of March 31,
Ending pawn loan balances	$166,074	$22,014		$188,088	$135,520	$22,827		$158,347

Ending merchandise balance, net	$110,490	$-	(a)	$110,490	$97,870	$-	(a)	$97,870

(a)

With respect to the Company’s foreign pawn operations, collateral underlying unredeemed pawn loans is not owned by the Company; therefore, proceeds from disposition are recorded as pawn loan fees and service charges in the Company’s consolidated statements of operations.

Pawn loan fees and service charges. Pawn loan balances in domestic and foreign locations at March 31, 2011 were $188.1 million, which was $29.8 million, or 18.8%, higher than at March 31, 2010. The average balance of pawn loans outstanding during the current quarter increased by $31.4 million, or 18.4%, compared to the prior year quarter, primarily due to organic growth in domestic retail operations and the additional pawn loan balances resulting from the Maxit acquisition that occurred in the fourth quarter of 2010. Pawn loan balances at March 31, 2011 were $30.3 million lower than at December 31, 2010. The Company typically experiences lower pawn loan balances at the end of the first quarter than at the prior year end as a result of pawn loan repayments associated with customers’ receipt of tax refund proceeds.

Pawn loan fees and service charges from pawn loans increased $8.6 million, or 14.8%, to $66.9 million in the current quarter, from $58.3 million in the prior year quarter. The increase is mainly due to higher average pawn loan balances during the current quarter, which contributed $10.7 million of the increase, offset by a decrease in annualized yield on pawn loans, which decreased pawn loan fees and service charges by $2.1 million during the current quarter.

Annualized pawn loan yield was 134.1% in the current quarter, compared to 138.3% in the prior year quarter. The lower annualized yield is primarily due to the addition of the Maxit locations in the fourth quarter of 2010, which have a lower average annualized yield than the aggregate domestic portfolio in existence prior to the acquisition, and a lower yield on the liquidation of forfeited loans at foreign pawn locations.

Proceeds from disposition of merchandise. Profit from the disposition of merchandise represents the proceeds received from the disposition of merchandise in excess of the cost of disposed merchandise. Retail sales include the sale of jewelry and general merchandise direct to consumers through the Company’s retail services locations or over the Internet. Commercial sales include the sale of refined gold, platinum and diamonds to brokers or manufacturers. The following table summarizes the proceeds from the disposition of merchandise and the related profit for the current quarter as compared to the prior year quarter (dollars in thousands):

	Three Months Ended March 31,
	2011			2010
	Retail	Commercial	Total	Retail	Commercial	Total
Proceeds from disposition	$95,383	$65,278	$160,661	$86,143	$55,740	$141,883
Gross profit on disposition	$37,839	$23,245	$61,084	$33,490	$18,448	$51,938
Gross profit margin	39.7%	35.6%	38.0%	38.9%	33.1%	36.6%
Percentage of total gross profit	61.9%	38.1%	100.0%	64.5%	35.5%	100.0%

The total proceeds from disposition of merchandise increased $18.8 million, or 13.2%, in the current quarter compared to the prior year quarter, and the total profit from the disposition of merchandise increased $9.1 million, or 17.6%, during the current quarter compared to the prior year quarter. The overall profit margin percentage increased to 38.0% in the current quarter from 36.6% in the prior year quarter, mainly due to a higher profit margin on both commercial and retail sales. The consolidated merchandise turnover rate was 3.4 times during both the current quarter and the prior year quarter.

Proceeds from retail dispositions of merchandise increased $9.2 million, or 10.7%, during the current quarter compared to the prior year quarter, primarily due to the Maxit acquisition. In addition, the profit margin on the retail disposition of merchandise increased to 39.7% in the current quarter from 38.9% in the prior year quarter. Management believes the increase in profit margin was due to a slight improvement in the economic environment that allowed for a higher price per item sold for electronics as well as other merchandise, which more than offset an increase in the cost per item sold.

Proceeds from commercial dispositions increased $9.5 million, or 17.1%, during the current quarter compared to the prior year quarter, primarily due to an increase in the average market prices for gold and diamonds, offset by lower refined gold sales volume as a result of lower forfeiture rates on the Company’s pawn loan portfolio. The profit margin on commercial sales increased to 35.6% in the current quarter from 33.1% in the prior year quarter.

Management expects that the profit margin on the disposition of merchandise will likely remain similar to current levels, predominantly due to the prevailing market price for gold and increased consumer demand for value-priced pre-owned general merchandise.

Total merchandise held for disposition increased during the current quarter, compared to the prior year quarter, primarily due to organic growth in the retail services segment as well as the Maxit acquisition. The table below summarizes the age of merchandise held for disposition related to the Company’s domestic pawn operations before valuation allowance of $0.7 million as of both March 31, 2011 and 2010 (dollars in thousands).

	2011		2010
Balance at March 31,	Amount	%	Amount	%

Jewelry - held for one year or less	$ 72,905	65.5	$ 64,268	65.2
Other merchandise - held for one year or less	33,323	30.0	26,933	27.3

Total merchandise held for one year or less	106,228	95.5	91,201	92.5

Jewelry - held for more than one year	2,232	2.0	4,449	4.5
Other merchandise - held for more than one year	2,730	2.5	2,920	3.0
Total merchandise held for more than one year	4,962	4.5	7,369	7.5
Total merchandise held for disposition	$ 111,190	100.0	$ 98,570	100.0

Consumer Loan Activities:

Consumer loan fees increased $14.7 million, or 13.5%, to $123.1 million in the current quarter as compared to $108.4 million in the prior year quarter. The increase in consumer loan fees is primarily due to growth in the e-commerce segment from online lending in the foreign markets in which the Company operates, which was offset by a decrease in revenue from domestic markets in which consumer loans are less profitable or are no longer offered due to changes in laws and the absence of fees in the current quarter from the Company’s MLOC business, which ceased operations in the fourth quarter of 2010.

Consumer loan fees and consumer loan loss provision. The consumer loan loss provision increased by $5.6 million, to $39.5 million in the current quarter, from $33.9 million in the prior year quarter, primarily due to higher loan balances in foreign e-commerce markets in the current quarter compared to the prior year quarter, partially offset by improvements in the domestic portfolio, which reduced the domestic e-commerce loss provision. The loss provision as a percentage of consumer loan fees increased to 32.1% in the current quarter, from 31.3% in the prior year quarter, due primarily to a change in the portfolio mix to include a higher overall percentage of customers from the e-commerce segment, which generally experiences higher loan loss rates than the retail services segment.

The following table sets forth consumer loan fees by segment adjusted for the deduction of the loan loss provision for the current quarter and the prior year quarter (dollars in thousands):

	Three Months Ended March 31,
	2011			2010
	Retail Services Segment	E-Commerce Segment	Total Company	Retail Services Segment	E-Commerce Segment	Total Company

Consumer loan fees	$25,835	$97,292	$123,127	$27,544	$80,898	$108,442
Consumer loan loss provision	3,183	36,317	39,500	2,986	30,907	33,893
Consumer loan fees, net of loan loss provision	$22,652	$60,975	$83,627	$24,558	$49,991	$74,549
Year over year change - $	$(1,906)	$10,984	$9,078	$1,730	$17,285	$19,015
Year over year change - %	(7.8)%	22.0%	12.2%	7.6%	52.8%	34.2%
Consumer loan loss provision as % of consumer loan fees	12.3%	37.3%	32.1%	10.8%	38.2%	31.3%

Combined consumer loans. In addition to reporting financial results in accordance with GAAP, the Company has provided combined consumer loan balances and combined consumer loans written, which are non-GAAP measures that include (i) Company-owned consumer loans, which are GAAP measures that consist of consumer loans written by the Company and, during 2010, the Company’s participation interests in consumer loans written by a third-party lender’s MLOC product, and (ii) consumer loans guaranteed by the Company, which are GAAP measures that consist of consumer loans written by third-party lenders through the CSO program that the Company guarantees. Management believes these measures are useful to investors in evaluating the consumer loan portfolio on an aggregate basis, including its evaluation of the loss provision for the Company-owned portfolio and third-party lender-owned portfolios that the Company guarantees. The Company also provides allowances and accruals for losses on consumer loans on a combined basis, which are GAAP measures.

Consumer loan balances. The outstanding combined portfolio balance of consumer loans, net of allowances and accruals for losses, increased $22.0 million, or 15.9%, to $159.7 million at March 31, 2011 from $137.7 million at March 31, 2010, primarily due to increased demand for consumer loan products in the e-commerce segment. The Company has experienced growth in consumer loan balances from the foreign e-commerce business in recent years and expects that foreign consumer loan balances will continue to comprise a greater percentage of the e-commerce segment’s total consumer loan balances in the future. The combined loan balance includes $161.1 million and $124.8 million of Company-owned consumer loan balances at March 31, 2011 and 2010, respectively, before the allowance for losses of $35.0 million and $25.8 million, respectively, which has been provided in the consolidated financial statements as of March 31, 2011 and 2010, respectively. The combined loan balance also includes $35.2 million and $41.0 million of consumer loan balances which are guaranteed by the Company at March 31, 2011 and 2010, respectively, before the accrual for losses of $1.7 million and $2.3 million, respectively, which has been provided in the consolidated financial statements for March 31, 2011 and 2010, respectively.

The following table summarizes consumer loan balances outstanding as of March 31, 2011 and 2010 (dollars in thousands):

	As of March 31,
	2011			2010
	Company Owned(a)	Guaranteed by the Company(a)	Combined(b)	Company Owned(a)	Guaranteed by the Company(a)	Combined(b)
Ending consumer loan balances:
Retail Services	$42,480	$6,974	$49,454	$38,670	$8,451	$47,121
Online Lending - Domestic	46,117	25,869	71,986	40,685	31,687	72,372
Online Lending - Foreign	72,548	2,403	74,951	30,457	861	31,318
MLOC	-	-	-	15,032	-	15,032

Total ending loan balance, gross	$161,145	$35,246	$196,391	$124,844	$40,999	$165,843
Less: Allowance and accrual for losses	(35,010)	(1,711)	(36,721)	(25,823)	(2,293)	(28,116)

Total ending loan balance, net	$126,135	$33,535	$159,670	$99,021	$38,706	$137,727

(a)	GAAP measure.
(b)	Except for allowance and accrual for losses, amounts represent non-GAAP measures.

Loss experience. The Company maintains an allowance for losses on consumer loans at a level projected to be adequate to absorb credit losses inherent in the outstanding consumer loan portfolio, as well as an accrual for expected losses related to loans guaranteed under the CSO program. The allowance and the accrual are based on historical trends in portfolio performance and the status of the balance owed by the customer. The Company generally charges off all consumer loans, including accrued interest, once they have been in default for 60 consecutive days, or sooner if deemed uncollectible. Generally, interest does not continue to accrue on consumer loans in default. Recoveries on losses previously charged to the allowance are credited to the allowance when collected.

The combined allowance and accrual for losses as a percentage of combined consumer loans and fees receivable balance increased for the current quarter, to 18.7%, from 17.0% in the prior year quarter, predominately due to the change in the mix of loans in the e-commerce segment, as discussed in the “Consumer loan fees and consumer loan loss provision” section above.

The following table shows consumer loan information for each of the last five quarters (dollars in thousands):

		2010				2011
		First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter
	Consumer loan balances and fees receivable:
	Gross - Company owned	$124,844	$152,018	$175,066	$178,330	$161,145
	Gross - Guaranteed by the Company	40,999	51,013	47,392	48,768	35,246

	Combined consumer loans and fees receivable, gross(a)	$165,843	$203,031	$222,458	$227,098	$196,391
	Allowance and accrual for losses on consumer loans	28,116	40,048	48,376	41,791	36,721

	Combined consumer loans and fees receivable, net(a)	$137,727	$162,983	$174,082	$185,307	$159,670

	Allowance and accrual for losses and accrued third-party lender losses as a % of combined consumer loans and fees receivable, gross(a)	17.0%	19.7%	21.7%	18.4%	18.7%

(a)	Non-GAAP measure.

Consumer loans written. The amount of combined consumer loans written was $637.3 million in the current quarter, which is a decrease of $8.0 million, or 1.2%, from $645.3 million in the prior year quarter, mainly due to the absence of consumer loans written in the current quarter from the MLOC services channel after the termination of the iAdvance product and an $18.1 million decrease in loans guaranteed by the Company. Mitigating the decrease in combined consumer loans written was continued growth in consumer loans written from e-commerce business in foreign markets. Combined consumer loans written includes $429.8 million and $419.7 million at March 31, 2011 and 2010, respectively, of Company-owned consumer loans written, and $207.5 million and $225.6 million at March 31, 2011 and 2010, respectively, of consumer loans written that were guaranteed by the Company.

The average amount per consumer loan increased to $501 from $421 during the current quarter compared to the prior year quarter, due to the absence of loans purchased through the MLOC channel, which generally have a lower average loan amount per loan, and an increase in multi-payment longer-term installment loans, which have a larger average loan amount than single-payment short-term loans. Management expects the average amount per consumer loan to increase for the remainder of 2011 due to the increase in installment lending; however, the increases could be mitigated if the MLOC services channel provides a level of activity in 2011 comparable to the level the Company experienced during 2010.

The following table summarizes the consumer loans written for the three months ended March 31, 2011 and 2010, respectively (dollars in thousands, except as noted):

	Three Months Ended March 31,
	2011			2010
	Company Owned(a)	Guaranteed by the Company(a)	Total(b)	Company Owned(a)	Guaranteed by the Company(a)	Total(b)
Amount of consumer loans written:
Retail Services	$161,055	$41,232	$202,287	$160,456	$48,070	$208,526
Online Lending - Domestic	108,418	155,334	263,752	107,244	173,405	280,649
Online Lending - Foreign	160,337	10,896	171,233	77,410	4,076	81,486
MLOC	-	-	-	74,589	-	74,589

Total consumer loans written	$429,810	$207,462	$637,272	$419,699	$225,551	$645,250

Average amount per consumer loan:
Retail Services	$456	$581	$477	$440	$579	$465
Online Lending - Domestic	350	722	502	374	718	531
Online Lending - Foreign	526	605	530	478	408	474
MLOC	-	-	-	195	-	195

Combined	$444	$682	$501	$351	$674	$421

(a)	GAAP measure.
(b)	Non-GAAP measure.

The loss provision as a percentage of combined loans written increased to 6.2% in the current quarter, compared to 5.3% in the prior year quarter for the reasons mentioned in the “Consumer loan fees and loan loss provision” section above. The following table summarizes the consumer loan loss provision for the three months ended March 31, 2011 and 2010 (dollars in thousands):

	Three Months Ended March 31,
	2011	2010
Consumer loan loss provision:
Loss provision on Company owned consumer loans	$40,627	$34,544
Loss provision on consumer loans guaranteed by the Company(a)	(1,127)	(651)

Combined consumer loan loss provision	$39,500	$33,893

Charge-offs, net of recoveries	$44,570	$36,071
Combined consumer loan loss provision as a % of combined consumer loans written(b)	6.2%	5.3%
Charge-offs (net of recoveries) as a % of combined consumer loans written(b)	7.0%	5.6%

(a)

The loss provisions on consumer loans guaranteed by the Company for the three months ended March 31, 2011 and 2010, respectively, are credit balances due to improved collection rates and slightly lower volume of loans outstanding for each period as compared to the respective prior year period.

(b)	Non-GAAP measure.

Due to the short-term nature of the consumer loan product and the high velocity of loans written, seasonal trends are evidenced in quarter-to-quarter performance. In the typical business cycle, the combined consumer loan loss provision as a percent of combined consumer loans written is lowest in the first quarter and increases throughout the year, with the final two quarters generally combining for the peak levels of loss provision expense. The fourth quarter 2010 consumer loan loss provision as a percent of combined consumer loans written was exceptionally high due to the additional loan losses associated with the sudden interruption of the MLOC loan portfolio.

The following table shows the Company’s loss experience for each of the last five quarters (dollars in thousands):

	2010				2011
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter
Consumer loans written:
Company owned	$419,699	$470,077	$533,436	$479,960	$429,810
Guaranteed by the Company	225,551	248,386	287,677	244,290	207,462

Combined consumer loans written(a)	$645,250	$718,463	$821,113	$724,250	$637,272

Combined consumer loan loss provision as a % of combined consumer loans written (a)	5.3%	6.3%	6.2%	7.2%	6.2%
Charge-offs (net of recoveries) as a % of combined consumer loans written (a)	5.6%	4.6%	5.2%	8.1%	7.0%
Combined consumer loan loss provision as a % of consumer loan fees (a)	31.3%	38.8%	37.9%	39.8%	32.1%

(a)	Non-GAAP measure.

Operations Expenses: Total operations expense increased $17.0 million, or 17.7%, to $113.4 million in the current quarter, compared to $96.4 million in the prior year quarter. Operations expense at the retail services segment increased $11.7 million, or 15.2%, to $88.5 million during the current quarter compared to the prior year quarter. Operations expenses for the e-commerce segment increased $5.3 million, or 27.4%, to $24.9 million in the current quarter compared to the prior year quarter.

The table below shows the operations expenses by segment and significant category (dollars in thousands):

Three Months Ended March 31, 2011:	Personnel	Occupancy	Marketing	Other	Total

Operations - Retail Services	$49,910	$22,954	$3,732	$11,920	$88,516
Operations - E-Commerce	8,145	598	13,041	3,101	24,885

Total operations expense	$58,055	$23,552	$16,773	$15,021	$113,401

Three Months Ended March 31, 2010:	Personnel	Occupancy	Marketing	Other	Total

Operations - Retail Services	$45,422	$20,816	$2,372	$8,231	$76,841
Operations - E-Commerce	6,530	445	10,043	2,519	19,537

Total operations expense	$51,952	$21,261	$12,415	$10,750	$96,378

Year-Over-Year Change :	Personnel	Occupancy	Marketing	Other	Total

Operations - Retail Services	$4,488	$2,138	$1,360	$3,689	$11,675
Operations - E-Commerce	1,615	153	2,998	582	5,348

Total change in operations expense	$6,103	$2,291	$4,358	$4,271	$17,023

Total % change in operations expense	11.7%	10.8%	35.1%	39.7%	17.7%

The $11.7 million increase in operations expense at the retail services segment was primarily related to a combination of certain non-recurring other expenses, increases in personnel and occupancy expenses. Personnel expense increased $4.5 million during the current quarter, which was related to the newly acquired Maxit locations and to normal personnel additions, merit increases and incentive program accruals. Occupancy expense increased $2.3 million during the current quarter, which related to the newly acquired Maxit locations and to normal rent increases. The increase in other operating expenses was primarily due to adjustments made by the Company during the current quarter totaling $2.5 million in the foreign operations that are included in the retail services segment, predominately related to the impairment of the existing point-of-sale system, which will be replaced beginning in the second quarter of 2011, as well as adjustments for other impaired assets, severance and miscellaneous operating expenses. Management expects that these expenses are non-recurring as they reflect the continued transition from the previous management of Prenda Fácil and strategic re-orientation of the business activities which was initiated at the end of 2010.

The $5.3 million increase in operations expense at the e-commerce segment was primarily due to increases in marketing expense and personnel expense. Marketing expense increased $3.0 million during the current quarter, mainly due to the online lending channel’s efforts to expand the Company’s customer base, both domestically and internationally. Personnel expense increased $1.6 million, primarily due to the addition of new personnel to support the e-commerce segment’s growth.

Administration Expenses: Total administration expenses increased $1.4 million, or 5.3% to $27.1 million in the current quarter, compared to $25.7 million in the prior year quarter. The increase was primarily due to increased expense related to the Company’s long-term incentive plan due to higher earnings during the current quarter and personnel and overhead costs at the Company’s online channel. The increase was also due, to a lesser extent, to normal recurring salary adjustments related to administrative functions.

The table below shows the administration expenses by significant category (dollars in thousands):

Three Months Ended March 31, 2011:	Personnel	Other	Total
Administration - Retail Services	$11,592	$2,085	$13,677
Administration - E-Commerce	6,564	6,816	13,380

Total administration expenses	$18,156	$8,901	$27,057

Three Months Ended March 31, 2010:	Personnel	Other	Total
Administration - Retail Services	$11,513	$2,922	$14,435
Administration - E-Commerce	5,760	5,494	11,254

Total administration expenses	$17,273	$8,416	$25,689

Year-Over-Year Change:	Personnel	Other	Total
Administration - Retail Services	$79	$(837)	$(758)
Administration - E-Commerce	804	1,322	2,126

Total change in administration expenses	$883	$485	$1,368

Total % change in administration expenses	5.1%	5.8%	5.3%

Depreciation and Amortization: Total depreciation and amortization expense increased $1.7 million, or 16.1%, to $12.4 million in the current quarter, compared to $10.7 million the prior year quarter. Depreciation and amortization expense at the retail services segment increased $0.8 million, mainly due to the Maxit acquisition and normal facility upgrades and remodels. Additional depreciation of $0.9 million in the e-commerce segment was primarily related to systems development in support of new products, as well as normal system upgrades.

Management expects that the implementation of the Company’s new proprietary point-of-sale system, which it expects to begin rolling out to its retail services locations in the second half of 2011, will result in a significant increase in depreciation expense in the last six months of 2011. Management currently estimates the additional depreciation expense related to the proprietary point-of-sale system will be approximately $2.5 million to $3.0 million pre-tax for the six-month period, although final numbers could change. Expenses related to the deployment of the system will be expensed as incurred and included in operations expense.

Interest Expense: Interest expense increased $0.1 million, or 2.8%, to $5.6 million in the current quarter as compared to $5.5 million in the prior year quarter. The Company’s effective blended borrowing cost was 4.7% in the current quarter, down from 5.1% in the prior year quarter, mainly due to the Company’s increased borrowings under its variable rate line of credit which had a lower average interest rate compared to prior year quarter. During the current quarter, the average amount of debt outstanding increased $33.0 million to $432.4 million from $399.4 million during the prior year quarter, primarily due to the Maxit acquisition during the fourth quarter of 2010, which was primarily funded by borrowings under the Company’s line of credit. The Company incurred non-cash interest expense of $0.9 million in the current quarter from its Convertible Notes due 2029 (the “2009 Convertible Notes”).

Income Taxes: The Company’s effective tax rate increased to 37.8% for the current quarter from 37.0% for the prior year quarter primarily due to the increase in losses from foreign operations subject to lower foreign statutory tax rates.

LIQUIDITY AND CAPITAL RESOURCES

 Cash Flows Highlights

The Company’s cash flows and other key indicators of liquidity are summarized as follows (dollars in thousands):

	Three Months Ended March 31,
	2011		2010

Cash flows provided by operating activities	$98,407		$79,372

Cash flows provided by investing activities

Pawn loans	$48,316		$48,755
Consumer loans	(29,981)		(24,034)
Acquisitions	-		(3,913)
Property and equipment additions	(10,996)		(7,906)
Investment in marketable securities	-		(5,652)
Other investing	(404)		142

Total cash flows provided by investing activities	$6,935		$7,392

Cash flows used in financing activities	$(101,523)		$(90,286)

Working capital	$443,813		$353,429
Current ratio	4.6	x	3.7 x
Merchandise turnover	3.4	x	3.4 x
Debt to Adjusted EBITDA ratio (a)	1.4	x	1.5 x

(a)	Non-GAAP measure.

Cash flows from operating activities. Net cash provided by operating activities increased $19.0 million, or 24.0%, from $79.4 million for the prior year quarter to $98.4 million for the current quarter. A component of the increase in net cash provided by operating activities was a $3.7 million increase in net income during the current quarter. An additional $5.6 million of net cash provided by operating activities during the current quarter was generated by an increase in the consumer loan loss provision, a non-cash expense, primarily as a result of growth in foreign consumer loans. In addition, changes in current and deferred income taxes related to the timing of domestic federal income tax payments that are based upon annualized activity provided cash of $9.5 million.

Management believes cash flows from operations and available cash balances and borrowings will be sufficient to fund the Company’s operating liquidity needs.

Cash flows from investing activities. Net cash provided by investing activities decreased $0.5 million, or 6.2%, in the current quarter compared to the prior year quarter. Consumer loans made, net of consumer loans repaid, increased the Company’s use of cash by $5.9 million when compared to the prior year quarter, due primarily to growth in the Company’s e-commerce segment. Cash used in pawn lending activities increased $0.4 million, or less than 1%. During the prior year quarter, the Company used $5.7 million of cash for investments in marketable equity securities, which resulted in an increase in cash from investing activities for the current quarter.

Management anticipates that expenditures for property and equipment for the remainder of 2011 will be between $50.0 million and $65.0 million, primarily for the remodeling of selected operating units, for the completion and rollout of product delivery and information systems, including the multi-year project to upgrade the Company’s proprietary point-of-sale system, the deployment of the Company’s modified U.S. point-of-sale system into its foreign retail services business and for the establishment of approximately 15 to 40 new retail services locations.

Cash flows from financing activities. Net cash used in financing activities increased $11.2 million, or 12.4%, from $90.3 million in the prior year quarter to $101.5 million in the current quarter. During the current quarter, the Company’s borrowings, net of repayments and debt issuance costs, were $1.3 million less than in the prior year quarter. Net cash used in financing activities in the current quarter primarily consisted of repayments of $111.0 million on the Company’s USD line of credit, debt financing costs of $2.6 million and $25.8 million of repayments on variable rate unsecured notes, as more fully described below, partially offset by proceeds of $50.0 million for long-term debt issued by the Company in March 2011. In addition, the Company used $9.1 million more in the current quarter for the repurchase of shares of Company common stock through open market transactions, pursuant to an authorization by the Board of Directors of the Company on January 26, 2011, and through the repurchase of shares of common stock for tax payments related to stock-based compensation.

On March 30, 2011, the Company entered into a new credit agreement for up to $330.0 million of credit with a group of commercial banks (the “Credit Agreement”). The Credit Agreement matures on March 31, 2015 and consists of a $280.0 million line of credit, which includes the ability to borrow up to $50.0 million in specified foreign currencies or U.S. dollars (the “Domestic and Multi-currency Line”), and a $50.0 million term loan facility (the “2015 Variable Rate Notes”). Beginning on March 31, 2012, the 2015 Variable Rate Notes require quarterly installment payments of $2.1 million, with any outstanding principal remaining due at maturity on March 31, 2015.

In conjunction with the entry into the Credit Agreement, the Company repaid all outstanding revolving credit loans under its $300.0 million domestic line of credit due 2012 (the “USD Line of Credit”) and its variable rate senior unsecured note due 2012 (the “2012 Variable Rate Notes”) with proceeds of the Credit Agreement. The outstanding amounts under the USD Line of Credit and 2012 Variable Rate Notes, respectively, as of March 30, 2011, were $154.0 million and $25.8 million, respectively.

During the prior year quarter, the Company issued and sold $25.0 million aggregate principal amount of its 2017 senior unsecured notes in a private placement pursuant to a note purchase agreement dated January 28, 2010 by and among the Company and certain purchasers listed therein.

On March 30, 2011, in conjunction with the establishment of the Credit Agreement, the Company entered into a separate credit agreement for the issuance of up to $20.0 million in letters of credit (the “Letter of Credit Facility”). The Company had standby letters of credit of $16.5 million issued under the Letter of Credit Facility at March 31, 2011. Previously, these letters of credit were provided under the USD line of credit by reducing the amount available to the Company.

Each of the Company’s credit agreements and senior unsecured notes require the Company to maintain certain financial ratios. As of March 31, 2011, the Company was in compliance with all covenants and other requirements set forth in its debt agreements. Management believes that the borrowings available ($176.0 million at March 31, 2011) under the Credit Agreement and cash generated from operations and current working capital of $443.8 million is sufficient to meet the Company’s anticipated capital requirements for its businesses. Should the Company experience a significant decline in demand for the Company’s products and services or other unexpected changes in financial condition, management would evaluate several alternatives to ensure that it is in a position to meet liquidity requirements. These alternatives may include the sale of assets, reductions in capital spending and changes to its current assets and/or the issuance of debt or equity securities, all of which could be expected to generate additional liquidity. The characteristics of the Company’s current assets, specifically the ability to rapidly liquidate gold jewelry inventory and adjust outflows of cash in its lending practices, gives the Company flexibility to quickly modify its business strategy to increase cash flow from its business, if necessary.

Share Repurchases

On January 26, 2011, the Board of Directors of the Company authorized the repurchase of up to 2.5 million shares of its common stock and cancelled the Company’s previous share repurchase authorization. During the current quarter, the Company purchased 255,000 shares in open market transactions under this authorization for a total investment of $10.7 million, including commissions. Management anticipates that it will continue to periodically purchase shares under this authorization based on its assessment of market characteristics, the liquidity position of the Company and alternative prospects for the investment of capital to expand the business and pursue strategic objectives.

Off-Balance Sheet Arrangements

The Company arranges for consumers to obtain consumer loan products from multiple independent third-party lenders through the CSO program. When a consumer executes a credit services agreement with the Company under the CSO program, the Company agrees, for a fee payable to the Company by the consumer, to provide a variety of credit services to the consumer, one of which is to guarantee the consumer’s obligation to repay the loan received by the consumer from the third-party lender if the consumer fails to do so. For consumer loan products originated by third-party lenders under the CSO program, each lender is responsible for evaluating each of its customers’ applications, determining whether to approve a consumer loan based on an application and determining the amount of the consumer loan. While the Company performs its own analysis of customers before agreeing to guarantee such loans, the Company is not involved in the lenders’ consumer loan approval processes or in determining the lenders’ approval procedures or criteria. As of March 31, 2011 and 2010, the amount of active consumer loans originated by third-party lenders under the CSO program was $35.2 million and $41.0 million, respectively, which were guaranteed by the Company.

Regulatory Developments

Recently passed legislation in the State of Illinois, which became effective in March 2011, affects consumer loans offered by the Company in that state and has reduced the volume of loans written in that state. In addition, a recently passed referendum in the State of Montana, which became effective in January 2011, caused the Company to discontinue offering consumer loans in that state in December 2010. The recent regulatory change in Illinois and the loss of consumer loans in Montana have not, individually or in the aggregate, had a material effect on the Company, including its consolidated revenues or operations during 2011.

In addition, in 2010 the United States Congress passed the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010. This legislation authorizes the creation of a Consumer Financial Protection Bureau with broad regulatory powers over consumer credit products such as those offered by the Company. The Company cannot currently predict whether the Bureau will impose additional regulations that could affect the credit products offered by the Company. However, if the Bureau were to promulgate regulations that adversely impact the credit products offered by the Company, such regulations could have a material adverse effect on the Company’s business, prospects, results of operations and financial condition.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Market risks relating to the Company’s operations result primarily from changes in interest rates, foreign exchange rates, and gold prices. The Company does not engage in speculative or leveraged transactions, nor does it hold or issue financial instruments for trading purposes. There have been no material changes to the Company’s exposure to market risks since December 31, 2010.

Item 4.	Controls and Procedures

Under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, management of the Company has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the “Exchange Act”) as of March 31, 2011 (the “Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective and provide reasonable assurance (i) to ensure that information required to be disclosed in reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms; and (ii) to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

There was no change in the Company’s internal control over financial reporting during the quarter ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

The Company’s management, including its Chief Executive Officer and Chief Financial Officer, does not expect that the Company’s disclosure controls and procedures or internal controls will prevent all possible error and fraud. The Company’s disclosure controls and procedures and internal controls are, however, designed to provide reasonable assurance of achieving their objectives, and the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective at that reasonable assurance level.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

See Note 8 of Item 1 “Financial Statements.”

Item 1A.	Risk Factors

There have been no material changes from the Risk Factors described in Part 1 “Item 1A. Risk Factors” of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides the information with respect to purchases made by the Company of shares of its common stock, par value $0.10, during each of the months in the first three months of 2011:

	Period	Total Number of Shares Purchased(a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (b)	Maximum Number of Shares that May Yet Be Purchased Under the Plan (b)

	January 1 to January 31	1,768	$39.36	-	2,500,000
	February 1 to February 28	140,598	$41.32	120,000	2,380,000
	March 1 to March 31	135,000	$42.30	135,000	2,245,000

	Total	277,366	$41.78	255,000

(a)	Includes 27 shares of the Company’s common stock purchased in the month of February due to the reinvestment of dividends in the Company’s Non-Qualified Deferred Compensation Plan and shares withheld from employees as partial tax payments for shares issued under stock-based compensation plans of 1,768 and 20,571 shares for the months of January and February, respectively.
(b)	On January 26, 2011, the Board of Directors authorized the Company’s repurchase of up to a total of 2,500,000 shares of the Company’s common stock. This repurchase authorization cancelled and replaced the Company’s previous authorization for the repurchase of up to a total of 1,500,000 shares of the Company’s common stock that was approved by the Board of Directors on October 24, 2007.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	(Removed and Reserved)

Item 5.	Other Information

None.

Item 6.  Exhibits

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.1	Second Amendment to Employment Agreement dated January 26, 2011 by and among Cash America International, Inc. (the “Company”), Cash America Management L.P., a wholly-owned subsidiary of the Company, and Daniel R. Feehan	8-K	001-09733	10.2	2/1/11
10.2	Form of 2011 Long-Term Incentive Plan Award Agreement for Executive Officers under the First Amended and Restated Cash America International, Inc. 2004 Long-Term Incentive Plan, as amended (the “2004 LTIP”) (1)					X
10.3	Form of 2011 Long-Term Incentive Plan Award Agreement for the E-Commerce Division of the Company under the 2004 LTIP (1)					X
10.4	2011 Amendment to the Cash America International, Inc. 2008 Long Term Incentive Plan for Cash America Net Holdings, LLC, dated January 26, 2011	8-K	001-09733	10.1	2/1/11
10.5	2011 Amendment to the Cash America Net Holdings, LLC First Amended and Restated 2007 Long-Term Incentive Plan, dated January 26, 2011	10-K	001-09733	10.32	2/25/11
10.6	Summary of 2011 Terms and Conditions of the Cash America International, Inc. Short-Term Incentive Plan under the Cash America International, Inc. Senior Executive Bonus Plan					X
10.7	Credit Agreement dated as of March 30, 2011 among the Company, Wells Fargo Bank, National Association, and certain lenders named therein in the aggregate principal amount of $330,000,000	8-K	001-09733	10.1	4/5/11
10.8	Standby Letter of Credit Agreement dated as of March 30, 2011 among the Company and Wells Fargo Bank, National Association (1)	8-K	001-09733	10.2	4/5/11
31.1	Certification of Chief Executive Officer					X
31.2	Certification of Chief Financial Officer					X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS (2)	XBRL Instance Document					X (3)
101.SCH (2)	XBRL Taxonomy Extension Schema Document					X (3)
101.CAL (2)	XBRL Taxonomy Extension Calculation Linkbase Document					X (3)
101.DEF (2)	XBRL Taxonomy Extension Definition Linkbase Document					X (3)
101.LAB (2)	XBRL Taxonomy Label Linkbase Document					X (3)
101.PRE (2)	XBRL Taxonomy Extension Presentation Linkbase Document					X (3)

(1)	Pursuant to 17 CFR 240.24b-2, portions of this exhibit have been omitted and have been filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.
(2)	Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at March 31, 2011, March 31, 2010 and December 31, 2010; (ii) Consolidated Statements of Income for the three months ended March 31, 2011 and March 31, 2010; (iii) Consolidated Statements of Equity at March 31, 2011 and March 31, 2010; (iv) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2011 and March 31, 2010; (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2011 and March 31, 2010; and (vi) Notes to Consolidated Financial Statements (tagged as a block of text).
(3)	Submitted electronically herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 22, 2011	CASH AMERICA INTERNATIONAL, INC.

	By:	/s/ Thomas A. Bessant, Jr.
Thomas A. Bessant, Jr.
Executive Vice President and
Chief Financial Officer
(On behalf of the Registrant and as Principal Financial Officer)

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.1	Second Amendment to Employment Agreement dated January 26, 2011 by and among Cash America International, Inc. (the “Company”), Cash America Management L.P., a wholly-owned subsidiary of the Company, and Daniel R. Feehan	8-K	001-09733	10.2	2/1/11
10.2	Form of 2011 Long-Term Incentive Plan Award Agreement for Executive Officers under the First Amended and Restated Cash America International, Inc. 2004 Long-Term Incentive Plan, as amended (the “2004 LTIP”) (1)					X
10.3	Form of 2011 Long-Term Incentive Plan Award Agreement for the E-Commerce Division of the Company under the 2004 LTIP (1)					X
10.4	2011 Amendment to the Cash America International, Inc. 2008 Long Term Incentive Plan for Cash America Net Holdings, LLC, dated January 26, 2011	8-K	001-09733	10.1	2/1/11
10.5	2011 Amendment to the Cash America Net Holdings, LLC First Amended and Restated 2007 Long-Term Incentive Plan, dated January 26, 2011	10-K	001-09733	10.32	2/25/11
10.6	Summary of 2011 Terms and Conditions of the Cash America International, Inc. Short-Term Incentive Plan under the Cash America International, Inc. Senior Executive Bonus Plan					X
10.7	Credit Agreement dated as of March 30, 2011 among the Company, Wells Fargo Bank, National Association, and certain lenders named therein in the aggregate principal amount of $330,000,000	8-K	001-09733	10.1	4/5/11
10.8	Standby Letter of Credit Agreement dated as of March 30, 2011 among the Company and Wells Fargo Bank, National Association (1)	8-K	001-09733	10.2	4/5/11
31.1	Certification of Chief Executive Officer					X
31.2	Certification of Chief Financial Officer					X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS (2)	XBRL Instance Document					X (3)
101.SCH (2)	XBRL Taxonomy Extension Schema Document					X (3)
101.CAL (2)	XBRL Taxonomy Extension Calculation Linkbase Document					X (3)
101.DEF (2)	XBRL Taxonomy Extension Definition Linkbase Document					X (3)
101.LAB (2)	XBRL Taxonomy Label Linkbase Document					X (3)
101.PRE (2)	XBRL Taxonomy Extension Presentation Linkbase Document					X (3)

(1)	Pursuant to 17 CFR 240.24b-2, portions of this exhibit have been omitted and have been filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.
(2)	Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at March 31, 2011, March 31, 2010 and December 31, 2010; (ii) Consolidated Statements of Income for the three months ended March 31, 2011 and March 31, 2010; (iii) Consolidated Statements of Equity at March 31, 2011 and March 31, 2010; (iv) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2011 and March 31, 2010; (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2011 and March 31, 2010; and (vi) Notes to Consolidated Financial Statements (tagged as a block of text).
(3)	Submitted electronically herewith.