Form 10-Q
period 2011-06-30
CASH AMERICA INTERNATIONAL INC
filed 2011-07-22
CIK 807884

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

  (Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Yes  ☐        No  ☑

APPLICABLE ONLY TO CORPORATE ISSUERS:

29,324,933 of the Registrants’ common shares, $.10 par value, were issued and outstanding as of July 14, 2011.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

(Unaudited)

	June 30,		December 31,
	2011	2010	2010
Assets
Current assets:
Cash and cash equivalents	$48,375	$46,708	$38,324
Pawn loans	229,343	184,104	218,408
Consumer loans, net	160,371	115,295	139,377
Merchandise held for disposition, net	124,054	100,215	124,399
Pawn loan fees and service charges receivable	41,757	35,077	41,216
Income taxes receivable	3,598	-	-
Prepaid expenses and other assets	41,973	50,639	32,490
Deferred tax assets	32,560	25,035	28,016
Total current assets	682,031	557,073	622,230
Property and equipment, net	232,715	196,559	222,320
Goodwill	546,674	513,758	543,324
Intangible assets, net	28,638	25,853	31,188
Other assets	14,179	7,244	8,124
Total assets	$1,504,237	$1,300,487	$1,427,186

Liabilities and Equity
Current liabilities:
Accounts payable and accrued expenses	$86,565	$75,058	$96,465
Accrued supplemental acquisition payment	-	18,858	-
Customer deposits	10,440	9,535	9,146
Income taxes currently payable	-	9,150	888
Current portion of long-term debt	19,773	25,493	24,433
Total current liabilities	116,778	138,094	130,932
Deferred tax liabilities	92,979	46,016	56,792
Noncurrent income tax payable	2,638	2,166	2,408
Other liabilities	1,711	7,591	2,052
Long-term debt	431,734	374,044	432,271
Total liabilities	$645,840	$567,911	$624,455

Equity:
Cash America International, Inc. equity:
Common stock, $0.10 par value per share, 80,000,000 shares authorized, 30,235,164 shares issued	3,024	3,024	3,024
Additional paid-in capital	165,840	164,770	165,658
Retained earnings	705,502	583,660	644,208
Accumulated other comprehensive income	11,195	1,785	4,797
Treasury shares, at cost (942,722 shares, 881,003 shares and 685,315 shares at June 30, 2011 and 2010, and at December 31, 2010, respectively)	(33,492)	(27,031)	(21,283)
Total Cash America International, Inc. shareholders’ equity	852,069	726,208	796,404
Noncontrolling interest	6,328	6,368	6,327
Total equity	858,397	732,576	802,731
Total liabilities and equity	$1,504,237	$1,300,487	$1,427,186

See notes to consolidated financial statements.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenue
Pawn loan fees and service charges	$68,348	$59,507	$135,237	$117,788
Proceeds from disposition of merchandise	130,293	113,850	290,954	255,733
Consumer loan fees	132,414	115,865	255,541	224,307
Other	3,197	2,859	7,725	7,315
Total Revenue	334,252	292,081	689,457	605,143
Cost of Revenue
Disposed merchandise	79,275	70,417	178,852	160,362
Consumer loan loss provision	45,129	44,934	84,629	78,827
Total Cost of Revenue	124,404	115,351	263,481	239,189

Net Revenue	209,848	176,730	425,976	365,954
Expenses
Operations	115,076	101,931	228,477	198,450
Administration	32,640	25,446	59,697	50,994
Depreciation and amortization	12,308	10,215	24,750	20,933
Total Expenses	160,024	137,592	312,924	270,377
Income from Operations	49,824	39,138	113,052	95,577
Interest expense	(5,831)	(5,406)	(11,442)	(10,863)
Interest income	20	151	42	159
Foreign currency transaction loss	(185)	(37)	(281)	(174)
Equity in loss of unconsolidated subsidiary	(32)	-	(36)	-
Income before Income Taxes	43,796	33,846	101,335	84,699
Provision for income taxes	16,551	12,935	38,303	31,737
Net Income	27,245	20,911	63,032	52,962
Net (income) loss attributable to the noncontrolling interest	(264)	(22)	327	(40)
Net Income Attributable to Cash America International, Inc.	$26,981	$20,889	$63,359	$52,922
Earnings Per Share:
Net Income attributable to Cash America International, Inc. common shareholders:
Basic	$0.91	$0.70	$2.14	$1.78
Diluted	$0.84	$0.66	$1.99	$1.67
Weighted average common shares outstanding:
Basic	29,593	29,655	29,673	29,671
Diluted	31,994	31,665	31,828	31,701
Dividends declared per common share	$0.035	$0.035	$0.070	$0.070

See notes to consolidated financial statements.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

(in thousands, except per share data)

(Unaudited)

	Common Stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Treasury shares, at cost		Total share- holders’ equity	Non-controlling interest	Total Equity
	Shares	Amount				Shares	Amount
Balance at January 1, 2010	30,235,164	$3,024	$166,761	$532,805	$1,181	(933,082)	$(26,836)	$676,935	$6,264	$683,199
Shares issued under stock-based plans			(5,969)			270,148	7,857	1,888		1,888
Stock-based compensation expense			1,885					1,885		1,885
Income tax benefit from stock-based compensation			2,093					2,093		2,093
Net income attributable to Cash America International, Inc.				52,922				52,922		52,922
Dividends paid				(2,067)				(2,067)		(2,067)
Unrealized derivatives loss, net of tax					(118)			(118)		(118)
Foreign currency translation gain (loss), net of tax					(771)			(771)	64	(707)
Marketable securities unrealized gain, net of tax					1,493			1,493		1,493
Purchases of treasury shares						(218,069)	(8,052)	(8,052)		(8,052)
Income attributable to noncontrolling interests								-	40	40
Balance at June 30, 2010	30,235,164	$3,024	$164,770	$583,660	$1,785	(881,003)	$(27,031)	$726,208	$6,368	$732,576

Balance at January 1, 2011	30,235,164	$3,024	$165,658	$644,208	$4,797	(685,315)	$(21,283)	$796,404	$6,327	$802,731
Shares issued under stock-based plans			(2,904)			94,982	3,008	104		104
Stock-based compensation expense			2,583					2,583		2,583
Income tax benefit from stock-based compensation			503					503		503
Net income attributable to Cash America International, Inc.				63,359				63,359		63,359
Dividends paid				(2,065)				(2,065)		(2,065)
Unrealized derivatives gain, net of tax					39			39		39
Foreign currency translation gain, net of tax					5,451			5,451	328	5,779
Marketable securities unrealized gain, net of tax					908			908		908
Purchases of treasury shares						(352,389)	(15,217)	(15,217)		(15,217)
Loss from noncontrolling interests								-	(327)	(327)
Balance at June 30, 2011	30,235,164	$3,024	$165,840	$705,502	$11,195	(942,722)	$(33,492)	$852,069	$6,328	$858,397

See notes to consolidated financial statements.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(Unaudited)

		Three Months Ended June 30,		Six Months Ended June 30,
		2011	2010	2011	2010

	Net income	$27,245	$20,911	$63,032	$52,962
	Other comprehensive gain (loss), net of tax:
	Unrealized derivatives gain (loss)(a)	24	(11)	39	(118)
	Foreign currency translation gain (loss)(b)	1,148	(5,126)	5,779	(707)
	Marketable securities unrealized gain(c)	442	818	908	1,493

	Total other comprehensive gain (loss), net of tax	1,614	(4,319)	6,726	668

	Comprehensive income	$28,859	$16,592	$69,758	$53,630
	Net loss (income) attributable to the noncontrolling interest	(264)	(22)	327	(40)
	Foreign currency translation (gain) loss, net of tax, attributable to the noncontrolling interest	(96)	297	(328)	(64)

	Comprehensive loss (income) attributable to the noncontrolling interest	(360)	275	(1)	(104)

	Comprehensive Income attributable to Cash America International, Inc.	$28,499	$16,867	$69,757	$53,526

(a)	Net of tax (provision)/benefit of $(12) and $5 for the three months ended June 30, 2011 and 2010 respectively, and $(20) and $63 for the six months ended June 30, 2011 and 2010.
(b)	Net of tax (provision)/benefit of $(298) and $(70) for the three months ended June 30, 2011 and 2010 respectively, and $(151) and $556 for the six months ended June 30, 2011 and 2010.
(c)	Net of tax provision of $237 and $441 for the three months ended June 30, 2011 and 2010 respectively, and $489 and $804 for the six months ended June 30, 2011 and 2010.

See notes to consolidated financial statements.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2011	2010
Cash Flows from Operating Activities
Net Income	$63,032	$52,962
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	24,750	20,933
Amortization of discount on convertible debt	1,753	1,643
Consumer loan loss provision	84,629	78,827
Stock-based compensation	2,583	1,885
Deferred income taxes, net	31,138	(218)
Other	1,964	231
Changes in operating assets and liabilities
Merchandise held for disposition	(8,930)	(8,324)
Pawn loan fees and service charges receivable	(366)	1,562
Finance and service charges on consumer loans	(2,065)	(2,935)
Prepaid expenses and other assets	(6,960)	(10,682)
Accounts payable and accrued expenses	(9,044)	(10,888)
Excess income tax benefit from stock-based compensation	(503)	(2,093)
Current income taxes	(3,793)	2,539
Other operating assets and liabilities	1,391	824
Net cash provided by operating activities	179,579	126,266
Cash Flows from Investing Activities
Pawn loans made	(363,361)	(299,142)
Pawn loans repaid	230,532	197,426
Principal recovered through dispositions of forfeited pawn loans	132,292	128,840
Consumer loans made or purchased	(702,609)	(753,903)
Consumer loans repaid	597,608	671,884
Acquisitions, net of cash acquired	-	(3,911)
Purchases of property and equipment	(33,032)	(21,489)
Investments in equity securities	(5,000)	(5,652)
Other investing activities	(347)	38
Net cash used in investing activities	(143,917)	(85,909)
Cash Flows from Financing Activities
Net repayments under bank lines of credit	(30,769)	(49,864)
Issuance of long-term debt	50,000	25,000
Net proceeds from re-issuance of treasury shares	104	1,888
Loan costs paid	(2,584)	(290)
Payments on notes payable and other obligations	(25,840)	(6,080)
Excess income tax benefit from stock-based compensation	503	2,093
Treasury shares purchased	(15,217)	(8,052)
Dividends paid	(2,065)	(2,067)
Net cash used in financing activities	(25,868)	(37,372)
Effect of exchange rates on cash	257	(2,281)
Net increase in cash and cash equivalents	10,051	704
Cash and cash equivalents at beginning of year	38,324	46,004
Cash and cash equivalents at end of period	$48,375	$46,708
Supplemental Disclosures
Non-cash investing and financing activities
Pawn loans forfeited and transferred to merchandise held for disposition	$125,426	$106,636
Pawn loans renewed	$84,236	$56,582
Consumer loans renewed	$239,311	$186,437

See notes to consolidated financial statements.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include all of the accounts of Cash America International, Inc. and its majority-owned subsidiaries (the “Company”). All significant intercompany accounts and transactions have been eliminated in consolidation.

The financial statements as of June 30, 2011 and 2010 and for the three- and six-month periods then ended are unaudited but, in management’s opinion, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for such interim periods. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by Generally Accepted Accounting Principles in the United States of America (“GAAP”). Operating results for the three- and six-month periods are not necessarily indicative of the results that may be expected for the full fiscal year.

The presentation of the consolidated statements of income has been modified to include the consumer loan loss provision as a component of total cost of revenue, rather than as a component of total expenses. The information presented in the consolidated statements of income for the three and six-month periods ended June 30, 2010 has been updated to conform to this presentation. These changes have no impact on consolidated results previously reported.

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

Recently Issued Accounting Pronouncements

In June 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”), which will enhance comparability between entities that report under GAAP and those that report under International Financial Reporting Standards (“IFRS”). ASU 2011-05 requires companies to present the components of net income and other comprehensive income either as one continuous statement or as two consecutive statements. It eliminates the option to present components of other comprehensive income as part of the statement of equity. ASU 2011-05 is effective for the Company’s interim and annual periods beginning after December 15, 2011 and must be applied retrospectively. Early adoption is permitted. The Company does not anticipate that the adoption of ASU 2011-05 will have a material effect on its financial position or results of operations.

In May 2011, the FASB issued ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“ASU 2011-04”), which amends ASC 820, Fair Value Measurement (“ASC 820”). ASU 2011-04 provides a consistent

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

definition and measurement of fair value, as well as similar disclosure requirements between U.S. GAAP and IFRS. ASU 2011–04 changes certain fair value measurement principles, clarifies the application of existing fair value measurement and expands the ASC 820 disclosure requirements, particularly for Level 3 fair value measurements. ASU 2011-04 is effective for the Company prospectively for interim and annual periods beginning after December 15, 2011. The Company does not anticipate that the adoption of ASU 2011-04 will have a material effect on its financial position or results of operations.

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

Prenda Fácil

Pursuant to its business strategy of expanding storefront operations for the pawn business in Latin America, the Company, through its wholly-owned subsidiary, Cash America of Mexico, Inc., completed the acquisition of 80% of the outstanding stock of Creazione, which operates retail services locations under the name “Prenda Facil,” in December 2008. In conjunction with the acquisition, the Company agreed to pay a supplemental earn-out payment in an amount based on a five times multiple of the consolidated earnings of Prenda Fácil’s business as specifically defined in the Stock Purchase Agreement (generally Prenda Fácil’s earnings before interest, income taxes, depreciation and amortization expenses denominated in its local currency) for the twelve-month period ending June 30, 2011, reduced by amounts previously paid. Based on earnings for the twelve-month period ending June 30, 2011, no supplemental payment was due. As a result, the final purchase price for the Company’s interest in Creazione was $90.8 million, of which $82.9 million was paid in cash, with the remainder paid in the form of 391,236 shares of the Company’s common stock with a fair value of $7.9 million as of the closing date.

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

The Company manages the pawn loan portfolio by monitoring the type and adequacy of collateral compared to historical gross profit margins. If a pawn loan defaults, the Company must rely on the disposition of pawned property to recover the principal amount of an unpaid pawn loan, plus a yield on the investment, because pawn loans are non-recourse against the customer. As a result, the customer’s creditworthiness is not a significant factor in the loan decision, and a decision to redeem pawned property does not affect the customer’s personal credit status. In addition, the customer’s creditworthiness does not affect the Company’s financial position or results of operations, because generally, forfeited merchandise has historically sold for an amount in excess of the cost of goods sold (which is the lower of cash amount loaned or market value). Goods pledged to secure pawn loans are tangible personal property items such as jewelry, tools, televisions and other electronics, musical instruments, and other miscellaneous items. A pawn loan is considered nonperforming if the customer does not make a payment in accordance with the contractual requirements. Any accrued pawn loan fees and service charges are reversed on nonperforming loans. As of June 30, 2011 and 2010, and December 31, 2010, the Company had performing pawn loans outstanding of $223.6 million, $179.9 million, and $213.5 million, respectively, and nonperforming pawn loans outstanding of $5.7 million, $4.2 million, and $4.9 million, respectively.

4.	Credit Quality Information and Allowances and Accruals for Losses on Consumer Loans

In order to manage the portfolios of consumer loans effectively, the Company utilizes a variety of proprietary underwriting criteria, monitors the performance of the portfolio and maintains either an allowance or accrual for losses on consumer loans (including fees and interest) at a level estimated to be adequate to absorb credit losses inherent in the portfolio. The portfolio includes balances outstanding from all Company-owned consumer loans. In addition, the Company maintains an accrual for losses related to loans guaranteed under the Company’s Credit Services Organization program. The allowance for losses on Company-owned consumer loans offsets the outstanding loan amounts in the consolidated balance sheets. The accrual for losses is included in “Accounts payable and accrued expenses” in the Company’s consolidated balance sheets.

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

The allowance deducted from the carrying value of consumer loans was $37.2 million, $36.7 million, and $38.9 million at June 30, 2011 and 2010, and December 31, 2010, respectively. In addition, $47.3 million, $51.0 million, and $48.8 million, respectively, of active consumer loans owned by third-party lenders were guaranteed by the Company as of those dates. The accrual for losses on consumer loan guaranty obligations was $2.1 million, $3.3 million and $2.8 million at June 30, 2011 and 2010, and December 31, 2010, respectively.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

The components of Company-owned consumer loan portfolio and receivables at June 30, 2011 and 2010, and December 31, 2010 was as follows (in thousands):

	Balance at
	June 30,		December 31,
	2011	2010	2010

Current	$150,061	$106,771	$129,419
Nonperforming loans	47,521	45,247	48,911
Total consumer loans, gross	197,582	152,018	178,330
Less: Allowance for losses	(37,211)	(36,723)	(38,953)
Consumer loans, net	$160,371	$115,295	$139,377

Changes in the allowance for losses for the Company-owned portfolio and the accrued loss for third-party lender-owned portfolios during the three and six months ended June 30, 2011 and 2010 was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Allowance for losses for Company-owned consumer loans:

Balance at beginning of period	$35,010	$25,823	$38,953	$27,350
Consumer loan loss provision	44,703	43,902	85,330	78,446
Charge-offs	(49,952)	(38,591)	(102,628)	(82,833)
Recoveries	7,450	5,589	15,556	13,760

Balance at end of period	$37,211	$36,723	$37,211	$36,723

Accrual for third-party lender-owned consumer loans:

Balance at beginning of period	$1,711	$2,293	$2,838	$2,944
Consumer loan loss provision	426	1,032	(701)	381

Balance at end of period	$2,137	$3,325	$2,137	$3,325

5.	Earnings Per Share Computation

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

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

The following table sets forth the reconciliation of numerators and denominators for the basic and diluted earnings per share computation for the three and six months ended June 30, 2011 and 2010 (in thousands, except per share amounts):

		Three Months Ended June 30,		Six Months Ended June 30,
		2011	2010	2011	2010
	Numerator:
	Net income attributable to Cash America International, Inc.	$26,981	$20,889	$63,359	$52,922

	Denominator:
	Total weighted average basic shares (a)	29,593	29,655	29,673	29,671
	Shares applicable to stock-based compensation(b)	245	550	217	557
	Convertible debt(c)	2,156	1,460	1,938	1,473

	Total weighted average diluted shares (d)	31,994	31,665	31,828	31,701

	Net income – basic	$0.91	$0.70	$2.14	$1.78

	Net income – diluted	$0.84	$0.66	$1.99	$1.67

(a)	Includes vested restricted stock units of 230 and 194, as well as shares in the Company’s non-qualified savings plan of 32 and 33 for the three months ended June 30, 2011 and 2010, respectively, and vested restricted stock units of 224 and 187, as well as shares in the Company’s non-qualified savings plan of 32 and 33 for the six months ended June 30, 2011 and 2010.
(b)	Includes shares related to outstanding option award agreements and shares related to unvested or deferred restricted stock unit awards. For the three and six month periods ended June 30, 2011, there are 5 and 10, respectively, unvested or deferred restricted stock units that are excluded from shares applicable to stock-based compensation because their impact would be anti-dilutive.
(c)	The shares issuable with respect to the Company’s 2009 Convertible Notes due 2029 (the “2009 Convertible Notes”) have been calculated using the treasury stock method. The Company intends to settle the principal portion of the convertible debt in cash; therefore, only the shares related to the conversion spread have been included in weighted average diluted shares.
(d)	Except as described in footnote (b), there are no anti-dilutive shares.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

6.	Long-Term Debt

The Company’s long-term debt instruments and balances outstanding at June 30, 2011 and 2010, and December 31, 2010 were as follows (in thousands):

	Balance at
	June 30,		December 31,
	2011	2010	2010
Domestic and multi-currency line of credit up to $280,000 due 2015	$184,256	$-	$-
USD line of credit up to $300,000 due 2012	-	139,799	215,025
6.21% senior unsecured notes due 2021	25,000	25,000	25,000
6.09% senior unsecured notes due 2016	35,000	35,000	35,000
6.12% senior unsecured notes due 2012	26,667	40,000	26,667
7.26% senior unsecured notes due 2017	25,000	25,000	25,000
Variable rate senior unsecured note due 2015	50,000	-	-
Variable rate senior unsecured note due 2012	-	31,920	25,840
5.25% convertible senior unsecured notes due 2029	105,584	102,818	104,172
Total debt	$451,507	$399,537	$456,704
Less current portion	19,773	25,493	24,433
Total long-term debt	$431,734	$374,044	$432,271

On March 30, 2011, the Company entered into a new credit agreement for up to $330.0 million of credit with a group of commercial banks (the “Credit Agreement”). The Credit Agreement matures on March 31, 2015 and consists of a $280.0 million line of credit, which includes the ability to borrow up to $50.0 million in specified foreign currencies or U.S. dollars (the “Domestic and Multi-currency Line”), and a $50.0 million term loan facility (the “2015 Variable Rate Notes”). Interest on the Domestic and Multi-currency Line is charged, at the Company’s option, at either the London Interbank Offered Rate (“LIBOR”) plus a margin varying from 2.00% to 3.25%, or at the agent’s base rate plus a margin varying from 0.50% to 1.75%. Interest on the 2015 Variable Rate Notes is charged, at the Company’s option, at either LIBOR plus a margin of 3.50% or at the agent’s base rate plus a margin of 2.00%. The margin for the Domestic and Multi-currency Line is dependent on the Company’s cash flow leverage ratios as defined in the Credit Agreement. The Company also pays a fee on the unused portion of the Domestic and Multi-currency Line ranging from 0.25% to 0.50% (0.38% at June 30, 2011) based on the Company’s cash flow leverage ratios. The weighted average interest rate (including margin) on the Domestic and Multi-currency Line and the 2015 Variable Rate Notes, respectively, was 2.72% and 3.69% at June 30, 2011. Beginning on March 31, 2012, the 2015 Variable Rate Notes require quarterly principal payments of $2.1 million with any outstanding principal remaining due at maturity on March 31, 2015.

In conjunction with the entry into the Credit Agreement, the Company repaid all outstanding revolving credit loans under its $300.0 million domestic line of credit due 2012 (the “USD Line of Credit”) and its variable rate senior unsecured note due 2012 (the “2012 Variable Rate Notes”) with proceeds of the Credit Agreement.

At June 30, 2011, borrowings under the Company’s Domestic and Multi-currency Line consisted of multiple pricing tranches with maturity dates ranging from one to 29 days, and at June 30, 2010, borrowings under the Company’s USD Line of Credit consisted of three pricing tranches with maturity dates ranging from one to 30 days. However, the Company refinances borrowings pursuant to the terms of its Domestic and Multi-currency Line, and it also routinely refinanced borrowings under its USD Line of Credit before it was repaid on March 30, 2011. Therefore, these borrowings are reported as part of the applicable line of credit and as long-term debt.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

In connection with the Domestic and Multi-currency Line and the 2015 Variable Rate Notes, the Company incurred approximately $2.6 million for issuance costs, which primarily consisted of underwriting fees, legal and other professional expenses. These costs are being amortized over a period of three years and are included in “Other assets” in the Company’s consolidated balance sheets.

On March 30, 2011, in conjunction with the establishment of the Credit Agreement, the Company entered into a separate credit agreement for the issuance of $20.0 million in letters of credit (the “Letter of Credit Facility”). The Company had standby letters of credit of $16.1 million issued under the Letter of Credit Facility at June 30, 2011. Previously, these letters of credit were provided under the USD Line of Credit by reducing the amount available to the Company.

See Note 10 for a discussion of the Company’s interest rate cap agreements.

Each of the Company’s credit agreements and senior unsecured notes require the Company to maintain certain financial ratios. As of June 30, 2011, the Company was in compliance with all covenants or other requirements set forth in its debt agreements.

7.	Operating Segment Information

The Company has two operating segments: retail services and e-commerce. The retail services segment includes all of the operations of the Company’s Retail Services Division, which is composed of both domestic and foreign storefront locations that offer some or all of the following services: pawn lending, consumer loans, the purchase and sale of merchandise, check cashing and other ancillary services such as money orders, wire transfers and pre-paid debit cards. Most of these ancillary services offered in the retail services segment are provided through third party vendors. The e-commerce segment includes the operations of the Company’s E-Commerce Division, which is composed of the Company’s domestic and foreign online channel (and includes the Company’s internet lending activities and other ancillary services) and the Company’s micro line of credit services channel.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

The Company allocates corporate administrative expenses to each operating segment based on personnel expenses at each segment. In the e-commerce segment, certain administrative expenses are allocated between the domestic and foreign components based on the amount of loans written.

	Retail Services			E-Commerce
	Domestic	Foreign	Total	Domestic		Foreign	Total	Consolidated

Three Months Ended June 30, 2011
Revenue
Pawn loan fees and service charges	$61,158	$7,190	$68,348		$-	$-	$-	$68,348
Proceeds from disposition of merchandise	130,264	-	130,264	29		-	29	130,293
Consumer loan fees	27,320	-	27,320	55,212		49,882	105,094	132,414
Other	2,684	174	2,858	110		229	339	3,197
Total revenue	221,426	7,364	228,790	55,351		50,111	105,462	334,252
Disposed merchandise	79,252	-	79,252	23		-	23	79,275
Consumer loan loss provision	4,756	-	4,756	16,504		23,869	40,373	45,129
Total cost of revenue	84,008	-	84,008	16,527		23,869	40,396	124,404

Net revenue	137,418	7,364	144,782	38,824		26,242	65,066	209,848
Expenses
Operations	81,013	5,458	86,471	13,363		15,242	28,605	115,076
Administration	14,793	2,478	17,271	9,368		6,001	15,369	32,640
Depreciation and amortization	8,066	1,460	9,526	2,574		208	2,782	12,308
Total expenses	103,872	9,396	113,268	25,305		21,451	46,756	160,024
Income (loss) from operations	$33,546	$(2,032)	$31,514	$13,519		$4,791	$18,310	$49,824
As of June 30, 2011
Total assets	$971,457	$135,852	$1,107,309	$304,586		$92,342	$396,928	$1,504,237
Goodwill			$336,392				$210,282	$546,674

	Retail Services			E-Commerce
	Domestic	Foreign	Total	Domestic		Foreign	Total	Consolidated

Three Months Ended June 30, 2010
Revenue
Pawn loan fees and service charges	$51,080	$8,427	$59,507	$-		$-	$-	$59,507
Proceeds from disposition of merchandise	113,850	-	113,850	-		-	-	113,850
Consumer loan fees	26,782	-	26,782	67,277		21,806	89,083	115,865
Other	2,616	41	2,657	202		-	202	2,859
Total revenue	194,328	8,468	202,796	67,479		21,806	89,285	292,081
Disposed merchandise	70,417	-	70,417	-		-	-	70,417
Consumer loan loss provision	5,019	-	5,019	29,466		10,449	39,915	44,934
Total cost of revenue	75,436	-	75,436	29,466		10,449	39,915	115,351

Net revenue	118,892	8,468	127,360	38,013		11,357	49,370	176,730
Expenses
Operations	72,955	4,665	77,620	16,634		7,677	24,311	101,931
Administration	10,926	2,194	13,120	8,948		3,378	12,326	25,446
Depreciation and amortization	6,954	1,231	8,185	1,959		71	2,030	10,215
Total expenses	90,835	8,090	98,925	27,541		11,126	38,667	137,592
Income from operations	$28,057	$378	$28,435	$10,472		$231	$10,703	$39,138
As of June 30, 2010
Total assets	$800,774	$119,137	$919,911	$332,809		$47,767	$380,576	$1,300,487
Goodwill			$303,476				$210,282	$513,758

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

	Retail Services			E-Commerce
	Domestic	Foreign	Total	Domestic	Foreign	Total	Consolidated

Six Months Ended June 30, 2011
Revenue
Pawn loan fees and service charges	$121,384	$13,853	$135,237	$-	$-	$-	$135,237
Proceeds from disposition of merchandise	290,925	-	290,925	29	-	29	290,954
Consumer loan fees	53,155	-	53,155	113,923	88,463	202,386	255,541
Other	6,569	276	6,845	343	537	880	7,725
Total revenue	472,033	14,129	486,162	114,295	89,000	203,295	689,457
Disposed merchandise	178,829	-	178,829	23	-	23	178,852
Consumer loan loss provision	7,939	-	7,939	33,662	43,028	76,690	84,629
Total cost of revenue	186,768	-	186,768	33,685	43,028	76,713	263,481

Net revenue	285,265	14,129	299,394	80,610	45,972	126,582	425,976
Expenses
Operations	162,744	12,243	174,987	27,211	26,279	53,490	228,477
Administration	25,994	4,954	30,948	17,681	11,068	28,749	59,697
Depreciation and amortization	16,057	2,971	19,028	5,322	400	5,722	24,750
Total expenses	204,795	20,168	224,963	50,214	37,747	87,961	312,924
Income (loss) from operations	$80,470	$(6,039)	$74,431	$30,396	$8,225	$38,621	$113,052

	Retail Services			E-Commerce
	Domestic	Foreign	Total	Domestic	Foreign	Total	Consolidated

Six Months Ended June 30, 2010
Revenue
Pawn loan fees and service charges	$101,942	$15,846	$117,788	$-	$-	$-	$117,788
Proceeds from disposition of merchandise	255,733	-	255,733	-	-	-	255,733
Consumer loan fees	54,326	-	54,326	129,911	40,070	169,981	224,307
Other	6,723	74	6,797	518	-	518	7,315
Total revenue	418,724	15,920	434,644	130,429	40,070	170,499	605,143
Disposed merchandise	160,362	-	160,362	-	-	-	160,362
Consumer loan loss provision	8,005	-	8,005	52,879	17,943	70,822	78,827
Total cost of revenue	168,367	-	168,367	52,879	17,943	70,822	239,189

Net revenue	250,357	15,920	266,277	77,550	22,127	99,677	365,954
Expenses
Operations	146,053	8,408	154,461	30,413	13,576	43,989	198,450
Administration	23,382	4,173	27,555	17,200	6,239	23,439	50,994
Depreciation and amortization	14,498	2,374	16,872	3,931	130	4,061	20,933
Total expenses	183,933	14,955	198,888	51,544	19,945	71,489	270,377
Income from operations	$66,424	$965	$67,389	$26,006	$2,182	$28,188	$95,577

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

8.	Litigation

On August 6, 2004, James E. Strong filed a purported class action lawsuit in the State Court of Cobb County, Georgia against Georgia Cash America, Inc., Cash America International, Inc. (together with Georgia Cash America, Inc., “Cash America”), Daniel R. Feehan, and several unnamed officers, directors, owners and “stakeholders” of Cash America. The lawsuit alleges many different causes of action, among the most significant of which is that Cash America made illegal short-term loans in Georgia in violation of Georgia’s usury law, the Georgia Industrial Loan Act and Georgia’s Racketeer Influenced and Corrupt Organizations Act. Community State Bank (“CSB”) for some time made loans to Georgia residents through Cash America’s Georgia operating locations. The complaint in this lawsuit claims that Cash America was the true lender with respect to the loans made to Georgia borrowers and that CSB’s involvement in the process is “a mere subterfuge.” Based on this claim, the suit alleges that Cash America was the “de facto” lender and was illegally operating in Georgia. The complaint seeks unspecified compensatory damages, attorney’s fees, punitive damages and the trebling of any compensatory damages. In November 2009, the trial court certified the case as a class action lawsuit, and after an appeal by Cash America, the Supreme Court of Georgia upheld the class certification in March 2011. This case is currently set for jury trial on October 3, 2011. Cash America believes that the Plaintiffs’ claims in this suit are without merit and is vigorously defending this lawsuit.

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

The Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2011 and 2010 and December 31, 2010 are as follows (in thousands):

	June 30,	Fair Value Measurements Using
	2011	Level 1	Level 2	Level 3
Financial assets (liabilities):
Forward currency exchange contracts	$(295)	$-	$(295)	$-
Nonqualified savings plan assets (a)	8,530	8,530	-	-
Available for sale securities(b)	5,048	5,048	-	-
Total	$13,283	$13,578	$(295)	$-

	June 30,	Fair Value Measurements Using
	2010	Level 1	Level 2	Level 3
Financial assets (liabilities):
Interest rate contracts	$15	$-	$15	$-
Forward currency exchange contracts	66	-	66	-
Nonqualified savings plan assets (a)	5,995	5,995	-	-
Available for sale securities(b)	7,950	7,950	-	-
Total	$14,026	$13,945	$81	$-

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

	December 31,	Fair Value Measurements Using
	2010	Level 1	Level 2	Level 3
Financial assets (liabilities):
Interest rate contracts	$7	$-	$7	$-
Forward currency exchange contracts	(577)	-	(577)	-
Nonqualified savings plan assets (a)	7,073	7,073	-	-
Available for sale securities(b)	3,650	3,650	-	-
Total	$10,153	$10,723	$(570)	$-

(a)	The non-qualified savings plan assets have an offsetting liability of equal amount, which is included in “Accounts payable and other liabilities” in the Company’s consolidated balance sheets.
(b)

Unrealized total gains/ (losses) on these securities of ($0.6) million, $2.3 million and ($2.0) million as of June 30, 2011 and 2010 and December 31, 2010, respectively, are recorded in “Accumulated other comprehensive income” in the Company’s consolidated statements of equity.

The Company measures the value of its interest rate contracts and forward currency exchange contracts under Level 2 inputs as defined by ASC 820-10. For its interest rate contracts the Company relies on a market place valuation based on yield curves using observable market interest rates for the interest rate contracts. For its forward currency exchange contracts, standard valuation models are used to determine fair value. The significant inputs used in these models are derived from observable market transactions. The fair value of the nonqualified savings plan assets and certain available for sale securities are measured under a Level 1 input. These assets are publicly traded equity securities for which market prices are readily observable. During the six months ended June 30, 2011 and 2010, there were no transfers of assets in or out of Level 1 or Level 2 fair value measurements.

Other Fair Value Disclosures

The carrying amounts and estimated fair values of financial instruments at June 30, 2011 and 2010 and December 31, 2010 were as follows (in thousands):

	As of June 30,					As of December 31,
	2011		2010			2010
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value		Carrying Value		Estimated Fair Value
Financial assets:
Cash and cash equivalents	$48,375	$48,375	$46,708	$46,708	$	38,324	$	38,324
Pawn loans	229,343	229,343	184,104	184,104		218,408		218,408
Consumer loans, net	160,371	160,371	115,295	115,295		139,377		139,377
Financial liabilities:
Bank lines of credit	$184,256	$190,404	$139,799	$135,674	$	215,025	$	211,576
Senior unsecured notes	161,667	161,758	156,920	155,249		137,507		134,125
2009 Convertible Notes	105,584	271,400	102,818	175,175		104,172		185,725

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

On December 3, 2008, the Company entered into an interest rate cap agreement with a notional amount of $15.0 million to hedge the Company’s outstanding floating rate line of credit for a term of 36 months at a fixed rate of 3.25%. On March 27, 2009, the Company entered into an interest rate cap agreement with a notional amount of $15.0 million to hedge the Company’s outstanding floating rate line of credit for a term of 36 months at a fixed rate of 3.25%. These interest rate contracts have been determined to be perfectly effective cash flow hedges, pursuant to ASC 815-20-25, Derivatives and Hedging – Recognition at inception and on an ongoing basis.

The Company periodically uses forward currency exchange contracts to minimize risk of foreign currency exchange rate fluctuations in the United Kingdom, Mexico and Australia. The Company’s forward currency exchange contracts are non-designated derivatives. Any gain or loss resulting from these contracts is recorded as income or loss and is included in “Foreign currency transaction gain (loss)” in the Company’s consolidated statements of income. The Company does not currently manage its exposure to risk from foreign currency exchange rate fluctuations through the use of forward currency exchange contracts in Canada. As the Company’s foreign operations continue to grow, management will continue to evaluate and implement foreign exchange rate risk management strategies.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

The fair values of the Company’s derivative instruments at June 30, 2011 and 2010 and December 31, 2010 were as follows (in thousands):

		Balance at

Assets	Balance Sheet Location	June 30, 2011		June 30, 2010		December 31, 2010
Derivatives designated as hedges:		Notional Amount	Fair Value	Notional Amount	Fair Value	Notional Amount	Fair Value
Interest rate contracts	Prepaid expenses and other assets	$30,000	$–	$30,000	$15	$30,000	$7

Non-designated derivatives:
Forward currency exchange contracts	Prepaid expenses and other assets	$70,207	$(295)	$8,328	66	$46,392	$(577)

The following table presents information on the effect of derivative instruments on the consolidated results of operations and OCI for the three and six months ended June 30, 2011 and 2010 (in thousands):

	Gains (Losses) Recognized in Income		Gains (Losses) Recognized in OCI		Gains (Losses) Reclassified From OCI into Income
	Three months ended		Three months ended		Three months ended
	June 30,		June 30,		June 30,
	2011	2010	2011	2010	2011	2010

Derivatives designated as hedges:
Interest rate contracts	$–	$–	$24	$(11)	$–	$–
Total	$–	$–	$24	$(11)	$–	$–

Non-designated derivatives:
Forward currency exchange contracts(a)	$(251)	$289	$–	$–	$–	$–
Total	$(251)	$289	$–	$–	$–	$–

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

	Losses Recognized in Income		Gains (Losses) Recognized in OCI		Gains (Losses) Reclassified From OCI into Income
	Six months ended		Six months ended		Six months ended
	June 30,		June 30,		June 30,
	2011	2010	2011	2010	2011	2010

Derivatives designated as hedges:
Interest rate contracts	$–	$–	$39	$(118)	$–	$–
Total	$–	$–	$39	$(118)	$–	$–

Non-designated derivatives:
Forward currency exchange contracts(a)	$(1,708)	$(274)	$–	$–	$–	$–
Total	$(1,708)	$(274)	$–	$–	$–	$–

(a)	The loss on these derivatives substantially offsets the gain on foreign intercompany balances.

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

Pawn loans are short-term loans (generally 30 to 90 days) made on the pledge of tangible personal property. Pawn loan fees and service charges revenue are generated from the Company’s pawn loan portfolio. A related activity of the pawn lending operations is the disposition of collateral from unredeemed pawn loans and the liquidation of a smaller volume of merchandise purchased directly from third parties or from customers.

The Company’s consumer loan portfolio includes short-term single payment loans, longer-term multi-payment installment loans, credit services and, in prior periods, participation interests purchased from third parties in the micro line of credit (or “MLOC”) services channel. Consumer loans provide customers with cash, typically in exchange for a promissory note or other repayment agreement. Through the Credit Services Organization program (the “CSO program”), the Company markets and services third-party lenders’ consumer loan products in certain states by acting as a credit services organization on behalf of consumers in accordance with applicable state laws. The CSO program includes credit services, loans arranged with independent third-party lenders, assistance in the preparation of loan applications and loan documents and acceptance of loan payments. The Company also guarantees the customer’s payment obligations in the event of default if the customer is approved for and accepts the loan through the CSO program. A customer who obtains a loan through the CSO program pays the Company a fee for these credit services (“CSO fees”). Although consumer loan transactions may take the form of loans, deferred check deposit transactions, credit services transactions, or, in prior periods, the processing of, and the participation in receivables originated by, a third-party lender’s MLOC product, the transactions are referred to throughout this discussion as “consumer loans.”

Retail Services Segment

The following table sets forth the number of domestic and foreign locations in the Company’s retail services segment offering pawn lending, consumer lending, and other services as of June 30, 2011 and 2010. The Company’s domestic retail services locations operate under the names “Cash America Pawn,” “SuperPawn,” “Cash America Payday Advance,” “Cashland,” “Maxit,” “Pawn X-Change” and “Mr. Payroll.” (Maxit and Pawn X-Change were acquired in October 2010.) The Company’s foreign retail services locations (of which the Company is a majority owner) operate under the name “Prenda Fácil.”

	As of June 30,
	2011			2010

	Domestic(a)(b)	Foreign(a)	Total	Domestic	Foreign	Total

Retail services locations offering:
Both pawn and consumer lending	572	-	572	573	-	573
Pawn lending only	125	184	309	76	200	276
Consumer lending only	85	-	85	88	-	88
Other (c)	118	-	118	125	-	125
Total retail services	900	184	1,084	862	200	1,062

(a)	Except as described in (c) below, includes locations that operate in 23 and 21 states in the United States and Mexico, respectively.
(b)	Includes nine unconsolidated franchised locations operating under the name “Cash America Pawn” as of both June 30, 2011 and 2010.
(c)

As of June 30, 2011 and 2010, includes six and five consolidated Company-owned check cashing locations, respectively, and 112 and 120 unconsolidated franchised check cashing locations, respectively. As of June 30, 2011, includes locations that operate in 18 states in the United States.

E-Commerce Segment

As of June 30, 2011, the Company’s e-commerce operating segment offers consumer loans to customers over the Internet:

•	in 30 states in the United States at http://www.cashnetusa.com,
•	in the United Kingdom at http://www.quickquid.co.uk and http://www.poundstopocket.co.uk,
•	in Australia at http://www.dollarsdirect.com.au, and
•	in Canada at http://www.dollarsdirect.ca.

The e-commerce segment also includes the Company’s MLOC services channel, which processed MLOC advances on behalf of a third-party lender and had a participation interest in MLOC receivables during most of 2010. In the past, the MLOC services channel generated its earnings through loan processing services the Company provided for a third-party lender, as well as from fees generated from participation interests in receivables the Company acquired. This program ended in October 2010 because the third-party lender discontinued offering MLOC advances. The Company intends to continue pursuing the development of new MLOC opportunities during the remainder of 2011.

CRITICAL ACCOUNTING POLICIES

Except as described below, since December 31, 2010, there have been no changes in critical accounting policies as described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

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

The Company’s impairment evaluation of goodwill is based on comparing the fair value of the Company’s reporting units to their carrying value. The fair value of the reporting units was determined based on the income approach and then compared to the results of the market approach for reasonableness. The income approach establishes fair value based on estimated future cash flows of each reporting unit, discounted by an estimated weighted-average cost of capital developed using the capital asset pricing model, which reflects the overall level of inherent risk of a reporting unit. The income approach uses the Company’s projections of financial performance for a five-year period and includes assumptions about future revenue growth rates, operating margins and terminal growth rates, which vary among reporting units. The market approach establishes fair value by applying cash flow multiples to the reporting unit’s operating performance. The multiples are derived from other publicly traded companies that are similar but not identical from an operational and economic standpoint.

As of June 30, 2011, the annual assessment date, the Company’s reporting units had combined fair values that exceeded carrying value by 115.9%. The retail services segment and the e-commerce segment had fair values that exceeded carrying value by 69.8% and 810.4%, respectively. Based on the results of this test, no impairment of goodwill was observed. The Company also performed a sensitivity analysis on the Company’s estimated fair value using the income approach. A key assumption in the Company’s fair value estimate is the weighted average cost of capital utilized for discounting the Company’s cash flow estimates in the Company’s income approach. Holding all other assumptions constant at the annual assessment date, a 100 basis point increase in the discount rates would reduce the combined fair value for the Company’s reporting units by $238.9 million, which would exceed the carrying value by 88.0%.

The Company also evaluated its indefinite-lived intangible assets for impairment as of June 30, 2011 and noted no impairment.

The process of evaluating goodwill and other indefinite-lived intangible assets for impairment involves the determination of the fair value of the Company’s reporting units. Inherent in such fair value determination are certain judgments and estimates relating to future cash flows, including the Company’s interpretation of current economic indicators and market valuations, and assumptions about the Company’s strategic plans with regard to the Company’s operations. To the extent additional information arises, market conditions change or the Company’s strategies change, it is possible that the Company’s conclusions regarding whether existing goodwill is impaired could change and result in a material effect on the Company’s consolidated financial position or results of operations.

RESULTS OF OPERATIONS

Highlights

The Company’s financial results for the three months ended June 30, 2011 (the “current quarter”) are summarized below.

•

Consolidated total revenue increased 14.4%, to $334.3 million, for the current quarter compared to the three months ended June 30, 2010 (the “prior year quarter”), due to strong demand across all product categories.

•

Consolidated net revenue increased $33.1 million, or 18.7%, to $209.8 million, for the current quarter compared to the prior year quarter. Net revenue from pawn related activities, which is the sum of pawn loan fees and service charges and the net proceeds from the disposition of merchandise, increased 16.0%, or $16.5 million, in the current quarter compared to the prior year quarter, primarily due to organic growth in domestic retail pawn operations and the acquisition of substantially all of the assets of Maxit on October 4, 2010, which owned and operated a 39-store chain of pawn lending locations that operate in Washington and Arizona (“the Maxit acquisition”). Consumer loan fees, net of consumer loan loss provision, increased 23.1%, or $16.4 million, in the current quarter compared to the prior year quarter, primarily due to higher average consumer loan balances in the e-commerce segment from growth in foreign markets, partially offset by lower average consumer loan balances in the domestic e-commerce segment.

•

Net income increased 29.2%, to $27.0 million, in the current quarter compared to the prior year quarter. Diluted net income per share increased $0.18 per share, or 27.3%, to $0.84 in the current quarter compared to $0.66 in the prior year quarter.

Overview

Consolidated Net Revenue: Consolidated net revenue is composed of total revenue less cost of disposed merchandise and consumer loan loss provision. Net revenue is the income available to satisfy all remaining expenses and is the measure management uses to evaluate top-line performance.

The following tables show the components of net revenue for the three and six months ended June 30, 2011 and 2010 by segment and on a consolidated basis (dollars in thousands):

	Three Months Ended June 30, 2011
	Retail Services		E-Commerce		Consolidated
		% of		% of		% of
	Amount	Total	Amount	Total	Amount	Total
Pawn loan fees and service charges	$68,348	47.2%	$-	-%	$68,348	32.6%

Proceeds from disposition of merchandise, net of cost of revenue	51,012	35.2%	6	-%	51,018	24.3%
Pawn related	$119,360	82.4%	$6	-%	$119,366	56.9%

Consumer loan fees, net of loan loss provision	$22,564	15.6%	$64,721	99.5%	$87,285	41.6%

Other revenue	2,858	2.0%	339	0.5%	3,197	1.5%
Net revenue	$144,782	100.0%	$65,066	100.0%	$209,848	100.0%

	Three Months Ended June 30, 2010
	Retail Services		E-Commerce		Consolidated
		% of		% of		% of
	Amount	Total	Amount	Total	Amount	Total
Pawn loan fees and service charges	$59,507	46.7%	$-	-%	$59,507	33.7%

Proceeds from disposition of merchandise, net of cost of revenue	43,433	34.1%	-	-%	43,433	24.6%

Pawn related	$102,940	80.8%	$-	-%	$102,940	58.3%

Consumer loan fees, net of loan loss provision	$21,763	17.1%	$49,168	99.6%	$70,931	40.1%

Other revenue	2,657	2.1%	202	0.4%	2,859	1.6%

Net revenue	$127,360	100.0%	$49,370	100.0%	$176,730	100.0%

	Six Months Ended June 30, 2011
	Retail Services		E-Commerce		Consolidated
		% of		% of		% of
	Amount	Total	Amount	Total	Amount	Total
Pawn loan fees and service charges	$135,237	45.2%	$-	-%	$135,237	31.7%

Proceeds from disposition of merchandise, net of cost of revenue	112,096	37.4%	6	-%	112,102	26.4%

Pawn related	$247,333	82.6%	$6	-%	$247,339	58.1%

Consumer loan fees, net of loan loss provision	$45,216	15.1%	$125,696	99.3%	$170,912	40.1%

Other revenue	6,845	2.3%	880	0.7%	7,725	1.8%

Net revenue	$299,394	100.0%	$126,582	100.0%	$425,976	100.0%

	Six Months Ended June 30, 2010
	Retail Services		E-Commerce		Consolidated
		% of		% of		% of
	Amount	Total	Amount	Total	Amount	Total
Pawn loan fees and service charges	$117,788	44.2%	$-	-%	$117,788	32.2%

Proceeds from disposition of merchandise, net of cost of revenue	95,371	35.8%	-	-%	95,371	26.0%

Pawn related	$213,159	80.0%	$-	-%	$213,159	58.2%

Consumer loan fees, net of loan loss provision	$46,321	17.4%	$99,159	99.5%	$145,480	39.8%

Other revenue	6,797	2.6%	518	0.5%	7,315	2.0%

Net revenue	$266,277	100.0%	$99,677	100.0%	$365,954	100.0%

For the current quarter, net revenue increased $33.1 million, or 18.7%, to $209.8 million, from $176.7 million for the prior year quarter. Pawn lending activities accounted for 56.9% and 58.3% of total net revenue for the current quarter and prior year quarter, respectively. Net revenue from pawn lending activities increased $16.5 million, to $119.4 million during the current quarter from $102.9 million in the prior year quarter, which accounted for 49.6% of the overall increase in net revenue. The increase in pawn-related contribution was primarily due to an increase in pawn loan fees and service charges that resulted from higher average pawn loan balances as a result of organic growth in domestic retail operations, the Maxit acquisition, higher sales and increased gross profit on the disposition of merchandise. Net revenue from consumer loan activities increased $16.4 million, to $87.3 million during the current quarter, from $70.9 million in the prior year quarter, which accounted for 49.4% of the overall increase in net revenue, mainly due to an increase in loans written from the e-commerce segment in foreign markets and a lower loss provision as a percentage of consumer loan fees primarily due to modifications in the Company’s underwriting models that have contributed to lower default rates and improvements in the collectability and loan performance quality of the overall portfolio. This increase in net revenue from consumer loans activity was large enough to offset a decrease in revenue from certain domestic markets in which the consumer loan product is no longer offered due to changes in laws and the absence of fees in the current quarter from the Company’s MLOC business, which ceased operations in the fourth quarter of 2010.

For the six-month period ended June 30, 2011 (the “current six-month period”), net revenue increased $60.0 million, or 16.4%, to $426.0 million from $366.0 million for the same period in 2010 (the “prior year six-month period”). Net revenue from pawn lending activities accounted for 58.1% and 58.2% of total net revenue for the current six-month period and the prior year six-month period, respectively. Net revenue from pawn lending activities increased $34.1 million, to $247.3 million during the current six-month period from $213.2 million in the prior year six-month period, which accounted for 56.9% of the increase in net revenue. The increase in the pawn-related contribution was primarily due to an increase in pawn loan fees and service charges that resulted from higher average pawn loan balances as a result of organic growth in domestic retail operations, the Maxit Acquisition, higher sales and increased gross profit from the disposition of merchandise. Net revenue from consumer loan activities increased $25.4 million, to $170.9 million during the current six-month period, from $145.5 million in the prior year six-month period, which accounted for 42.4% of the increase in net revenue, mainly due to an increase in loans written from the e-commerce segment in foreign markets in which the Company operates, and a lower loss provision as a percentage of consumer loan fees, primarily due to modifications in the Company’s underwriting models that have contributed to lower default rates and improvements in the collectability and loan performance quality of the overall portfolio. This increase was large enough to offset a decrease in revenue from certain domestic markets in which the consumer loan product is no longer offered due to changes in laws and the absence of fees in the current six-month period from the Company’s MLOC business, which ceased operations in the fourth quarter of 2010.

Non-GAAP Disclosure

In addition to the financial information prepared in conformity with Generally Accepted Accounting Principles in the United States of America (“GAAP”), the Company provides historical non-GAAP financial information. Management uses the non-GAAP financial measures for internal managerial purposes and believes that presentation of non-GAAP financial information is meaningful and useful in understanding the activities and business metrics of the Company’s operations. Management believes that these non-GAAP financial measures reflect an additional way of viewing aspects of the Company’s business that, when viewed with the Company’s GAAP results, provide a more complete understanding of factors and trends affecting the Company’s business.

Management provides non-GAAP financial information for informational purposes and to enhance understanding of the Company’s GAAP consolidated financial statements. Readers should consider the non-GAAP information in addition to, but not instead of, the Company’s financial statements prepared in accordance with GAAP. This non-GAAP financial information may be determined or calculated differently by other companies, limiting the usefulness of those measures for comparative purposes.

Adjusted Earnings Per Share

In addition to reporting financial results in accordance with GAAP, the Company has provided adjusted earnings and adjusted earnings per share, which are non-GAAP measures. Management believes that the presentation of these measures provides investors with greater transparency and facilitates comparison of operating results across a broad spectrum of companies with varying capital structures, compensation strategies, derivative instruments and amortization methods, which provides a more complete understanding of the Company’s financial performance, competitive position and prospects for the future. Management also believes that investors regularly rely on non-GAAP financial measures, such as adjusted earnings and adjusted earnings per share, to assess operating performance and that such measures may highlight trends in the Company’s business that may not otherwise be apparent when relying on financial measures calculated in accordance with GAAP. The following table provides reconciliation between net income attributable to the Company and diluted earnings per share calculated in accordance with GAAP to adjusted earnings and adjusted earnings per share, respectively (dollars in thousands, except per share data):

	Three Months Ended June 30,				Six Months Ended June 30,
	2011		2010		2011		2010
	$	Per Share	$	Per Share	$	Per Share	$	Per Share
Net income attributable to Cash America International, Inc.	$26,981	$0.84	$20,889	$0.66	$63,359	$1.99	$52,922	$1.67

Adjustments:
Intangible asset amortization, net of tax	981	0.03	664	0.02	2,085	0.07	1,417	0.04
Non-cash equity-based compensation, net of tax	838	0.03	602	0.02	1,607	0.05	1,178	0.04
Convertible debt non-cash interest and issuance cost amortization, net of tax	550	0.02	512	0.02	1,090	0.03	1,027	0.04
Foreign exchange loss, net of tax	115	-	23	-	175	0.01	109	-
Adjusted earnings	$29,465	$0.92	$22,690	$0.72	$68,316	$2.15	$56,653	$1.79

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

	Trailing 12 Months Ended June 30,
	2011	2010
Net Income attributable to Cash America International Inc.	$125,972	$109,083

Adjustments:
Depreciation and amortization expenses	47,744	41,788
Interest expense, net	22,713	21,346
Foreign currency transaction loss	570	463
Equity in loss of unconsolidated subsidiary	172	-
Provision for income taxes	75,835	63,888
Net (loss) income attributable to the noncontrolling interest	(661)	771

Adjusted EBITDA	$272,345	$237,339

Adjusted EBITDA margin calculated as follows:

Total revenue	$1,377,648	$1,205,061

Adjusted EBITDA	272,345	237,339

Adjusted EBITDA as a percentage of total revenue	19.8%	19.7%

Quarter Ended June 30, 2011 Compared To Quarter Ended June 30, 2010

Pawn Lending Activities:

Pawn lending activities consist of pawn loan fees and service charges on pawn loans from the retail services segment during the period and the profit on disposition of collateral from unredeemed pawn loans, as well as the sale of merchandise acquired from customers directly or from third parties. Routinely, the largest component of net revenue from pawn lending activities is the pawn loan fees and service charges from pawn loans, which are impacted by the trend in pawn loan balances and the yield on pawn loans during the period.

The following table sets forth selected data related to the Company’s pawn lending activities as of and for the three months ended June 30, 2011 and 2010 (dollars in thousands except where otherwise noted):

	2011				2010
Three Months Ended June 30,	Domestic	Foreign		Total	Domestic	Foreign		Total
Pawn loan fees and service charges	$61,158	$7,190		$68,348	$51,080	$8,427		$59,507
Average pawn loan balance outstanding	$187,148	$23,063		$210,211	$148,998	$23,039		$172,037
Amount of pawn loans written and renewed	$221,658	$25,514		$247,172	$167,939	$24,950		$192,889
Annualized yield on pawn loans	131.1%	125.0%		130.4%	137.5%	146.7%		138.7%

Gross profit margin on disposition of merchandise	39.2%	-	(a)	39.2%	38.1%	-	(a)	38.1%

Merchandise turnover	2.7	-	(a)	2.7	2.9	-	(a)	2.9

As of June 30,
Ending pawn loan balances	$207,330	$22,013		$229,343	$162,104	$22,000		$184,104

Ending merchandise balance, net	$124,054	$-	(a)	$124,054	$100,215	$-	(a)	$100,215

(a)

With respect to the Company’s foreign pawn operations, collateral underlying unredeemed pawn loans is not owned by the Company; therefore, proceeds from disposition are recorded as pawn loan fees and service charges in the Company’s consolidated statements of operations.

Pawn loan fees and service charges. Pawn loan balances in domestic and foreign locations at June 30, 2011 were $229.3 million, which was $45.2 million, or 24.6%, higher than at June 30, 2010. The average balance of pawn loans outstanding during the current quarter increased by $38.2 million, or 22.2%, compared to the prior year quarter, primarily due to organic growth in domestic retail operations and additional pawn loan balances resulting from the Maxit acquisition that occurred in the fourth quarter of 2010. In addition, higher average gold prices have contributed to the growth in pawn loan balances, as increased collateral values have supported customer demand resulting in a higher average loan amount.

Pawn loan fees and service charges from pawn loans increased $8.8 million, or 14.9%, to $68.3 million in the current quarter, from $59.5 million in the prior year quarter. The increase is mainly due to higher average pawn loan balances during the current quarter, which contributed $13.2 million of the increase, partially offset by lower annualized yield on pawn loans, which decreased pawn loan fees and service charges by $4.4 million during the current quarter.

Annualized pawn loan yield was 130.4% in the current quarter, compared to 138.7% in the prior year quarter. The decrease in pawn loan yield is mostly due to a change in mix of pawn loans by market. In the current quarter, the lower pawn loan yield is primarily due to the addition of the Maxit locations in the fourth quarter of 2010, which operate in markets with a lower pawn loan yield than the aggregate domestic portfolio in existence prior to the acquisition, and an increase in pawn loan balances in existing markets that have a lower average pawn loan yield relative to the aggregate domestic portfolio. In addition, a lower yield on the liquidation of forfeited loans at foreign pawn locations contributed slightly to the decrease.

Proceeds from disposition of merchandise. Profit from the disposition of merchandise represents the proceeds received from the disposition of merchandise in excess of the cost of disposed merchandise. Retail sales include the sale of jewelry and general merchandise direct to consumers through the Company’s retail services locations or over the Internet. Commercial sales include the sale of refined gold, platinum and diamonds to brokers or manufacturers. The following table summarizes the proceeds from the disposition of merchandise and the related profit for the current quarter and the prior year quarter (dollars in thousands):

	Three Months Ended June 30,
	2011			2010
	Retail	Commercial	Total	Retail	Commercial	Total
Proceeds from disposition	$74,548	$55,745	$130,293	$64,029	$49,821	$113,850
Gross profit on disposition	$30,088	$20,930	$51,018	$26,413	$17,020	$43,433
Gross profit margin	40.4%	37.5%	39.2%	41.3%	34.2%	38.1%
Percentage of total gross profit	59.0%	41.0%	100.0%	60.8%	39.2%	100.0%

The total proceeds from disposition of merchandise increased $16.4 million, or 14.4%, in the current quarter compared to the prior year quarter, and the total profit from the disposition of merchandise increased $7.6 million, or 17.5%, during the current quarter compared to the prior year quarter. The overall profit margin percentage increased to 39.2% in the current quarter from 38.1% in the prior year quarter, mainly due to a higher profit margin on commercial sales. The consolidated merchandise turnover rate decreased to 2.7 times during the current quarter, compared to 2.9 times in the prior year quarter.

Proceeds from retail dispositions of merchandise increased $10.5 million, or 16.4%, during the current quarter compared to the prior year quarter, primarily due to organic growth in the Company’s domestic retail operations and the Maxit acquisition. In addition, the profit margin on the retail disposition of merchandise decreased to 40.4% in the current quarter from 41.3% in the prior year quarter. The decrease in profit margin was primarily related to an increase in the average cost of jewelry items sold through retail services locations due to an increase in advance amounts on loans related to the higher average market price for gold.

Proceeds from commercial dispositions increased $5.9 million, or 11.9%, during the current quarter compared to the prior year quarter. The profit margin on commercial sales increased to 37.5% in the current quarter from 34.2% in the prior year quarter. These increases were primarily due to an increase in the average market prices for gold and diamonds, offset by lower refined gold sales volume as a result of lower forfeiture rates on the Company’s pawn loan portfolio secured by jewelry.

Management expects that total gross profit margin in future periods will continue to be heavily influenced by the gross profit margin on commercial dispositions. Management expects the profit margin on retail dispositions, excluding commercial activities, to be similar to or slightly lower than current levels as merchandise available for disposition has increased over the prior year, which can result in more competitive selling practices.

Total merchandise held for disposition increased during the current quarter, compared to the prior year quarter, primarily due to organic growth in the retail services segment as well as the Maxit acquisition. The table below summarizes the age of merchandise held for disposition related to the Company’s domestic pawn operations before valuation allowance of $0.7 million as of both June 30, 2011 and 2010 (dollars in thousands).

	2011		2010
Balance at June 30,	Amount	%	Amount	%

Jewelry - held for one year or less	$ 79,884	64.0	$ 65,112	64.5
Other merchandise - held for one year or less	40,262	32.3	28,525	28.3

Total merchandise held for one year or less	120,146	96.3	93,637	92.8

Jewelry - held for more than one year	1,840	1.5	4,294	4.3
Other merchandise - held for more than one year	2,768	2.2	2,984	2.9
Total merchandise held for more than one year	4,608	3.7	7,278	7.2
Total merchandise held for disposition	$ 124,754	100.0	$ 100,915	100.0

Consumer Loan Activities:

Consumer loan fees. Consumer loan fees increased $16.5 million, or 14.3%, to $132.4 million in the current quarter compared to $115.9 million in the prior year quarter. The increase in consumer loan fees is primarily due to growth in the e-commerce segment from lending in the foreign markets in which the Company operates, which was offset by a decrease in revenue from domestic markets in which consumer loans are no longer offered due to changes in laws and the absence of fees in the current quarter from the Company’s MLOC business, which ceased operations in the fourth quarter of 2010.

Consumer loan loss provision. The consumer loan loss provision increased by $0.2 million, to $45.1 million in the current quarter, from $44.9 million in the prior year quarter. The loss provision as a percentage of consumer loan fees decreased to 34.1% in the current quarter, from 38.8% in the prior year quarter, primarily due to modifications in the Company’s underwriting models that have contributed to lower default rates and improvements in the collectability and loan performance quality of the overall portfolio in both the domestic and foreign portfolios, partially offset by higher loan balances in foreign e-commerce markets, which generally have higher loss rates.

The following table sets forth consumer loan fees by segment adjusted for the deduction of the loan loss provision for the current quarter and the prior year quarter (dollars in thousands):

	Three Months Ended June 30,
	2011			2010
	Retail Services Segment	E-Commerce Segment	Total Company	Retail Services Segment	E-Commerce Segment	Total Company

Consumer loan fees	$27,320	$105,094	$132,414	$26,782	$89,083	$115,865
Consumer loan loss provision	4,756	40,373	45,129	5,019	39,915	44,934
Consumer loan fees, net of loan loss provision	$22,564	$64,721	$87,285	$21,763	$49,168	$70,931
Year over year change - $	$801	$15,553	$16,354	$(1,009)	$16,516	$15,507
Year over year change - %	3.7%	31.6%	23.1%	(4.4)%	50.6%	28.0%
Consumer loan loss provision as % of consumer loan fees	17.4%	38.4%	34.1%	18.7%	44.8%	38.8%

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

Consumer loan balances. The outstanding combined portfolio balance of consumer loans, net of allowances and accruals for losses, increased $42.5 million, or 26.1%, to $205.5 million at June 30, 2011 from $163.0 million at June 30, 2010, primarily due to increased demand for consumer loan products in the e-commerce segment. The Company has experienced growth in consumer loan balances from the foreign e-commerce business in recent years and expects that foreign consumer loan balances will continue to comprise a greater percentage of the e-commerce segment’s total consumer loan balances in the future.

The combined consumer loan balance includes $197.6 million and $152.0 million of Company-owned consumer loan balances at June 30, 2011 and 2010, respectively, before the allowance for losses of $37.2 million and $36.7 million, respectively, which has been provided in the consolidated financial statements as of June 30, 2011 and 2010, respectively. The combined loan balance also includes $47.3 million and $51.0 million of consumer loan balances which are guaranteed by the Company at June 30, 2011 and 2010, respectively, before the accrual for losses of $2.1 million and $3.3 million, respectively, which has been provided in the consolidated financial statements for June 30, 2011 and 2010, respectively.

The following table summarizes consumer loan balances outstanding as of June 30, 2011 and 2010 (dollars in thousands):

	As of June 30,
	2011			2010
	Company Owned(a)	Guaranteed by the Company(a)	Combined(b)	Company Owned(a)	Guaranteed by the Company(a)	Combined(b)
Ending consumer loan balances:
Retail Services	$55,480	$13,186	$68,666	$45,008	$9,536	$54,544
E-Commerce
Online Lending - Domestic	53,288	31,127	84,415	50,342	40,407	90,749
Online Lending - Foreign	88,814	2,946	91,760	38,476	1,070	39,546
MLOC	-	-	-	18,192	-	18,192

Total ending loan balance, gross	$197,582	$47,259	$244,841	$152,018	$51,013	$203,031
Less: Allowance and accrual for losses(a)	(37,211)	(2,137)	(39,348)	(36,723)	(3,325)	(40,048)

Total ending loan balance, net	$160,371	$45,122	$205,493	$115,295	$47,688	$162,983

(a)	GAAP measure.
(b)	Except for allowance and accrual for losses, amounts represent non-GAAP measures.

Consumer loans written. The amount of combined consumer loans written was $686.9 million in the current quarter, which is a decrease of $31.6 million, or 4.4%, from $718.5 million in the prior year quarter, mainly due to the absence of consumer loans written in the MLOC services channel and decreased loans written in domestic markets in which consumer loans are no longer offered due to changes in laws. Mitigating the decrease in combined consumer loans written was continued growth in consumer loans written from e-commerce business in foreign markets and an increase in multi-payment longer-term installment loans.

The average amount per consumer loan increased to $512 from $411 during the current quarter compared to the prior year quarter, due to the absence of loans purchased through the MLOC channel, which generally have a lower average loan amount per loan, and an increase in multi-payment longer-term installment loans, which have a larger average loan amount than single-payment short-term loans. Management expects the average amount per consumer loan to increase for the remainder of 2011 due to the increase in installment lending.

The following table summarizes the consumer loans written for the current year quarter and the prior year quarter (dollars in thousands, except as noted):

	Three Months Ended June 30,
	2011			2010
	Company Owned(a)	Guaranteed by the Company(a)	Total(b)	Company Owned(a)	Guaranteed by the Company(a)	Total(b)
Amount of consumer loans written:
Retail Services	$181,337	$45,177	$226,514	$168,919	$48,147	$217,066
E-Commerce
Online Lending - Domestic	109,209	155,185	264,394	117,505	194,757	312,262
Online Lending - Foreign	181,863	14,169	196,032	91,344	5,482	96,826
MLOC	-	-	-	92,309	-	92,309

Total consumer loans written	$472,409	$214,531	$686,940	$470,077	$248,386	$718,463

Average amount per consumer loan:
Retail Services	$473	$619	$497	$434	$569	$458
E-Commerce
Online Lending - Domestic	348	705	495	369	683	519
Online Lending - Foreign	551	644	557	471	422	468
MLOC	-	-	-	198	-	198

Combined	$460	$681	$512	$344	$650	$411

(a)	GAAP measure
(b)	Non-GAAP measure.

Consumer loan loss experience. The Company maintains an allowance for losses on consumer loans at a level projected to be adequate to absorb credit losses inherent in the outstanding consumer loan portfolio, as well as an accrual for expected losses related to loans guaranteed under the CSO program. The allowance and the accrual are based on historical trends in portfolio performance and the status of the balance owed by the customer. The Company generally charges off all consumer loans, including accrued interest, once they have been in default for 60 consecutive days, or sooner if deemed uncollectible. Generally, interest does not continue to accrue on consumer loans in default. Recoveries on losses previously charged to the allowance are credited to the allowance when collected.

The combined allowance and accrual for losses as a percentage of combined consumer loans and fees receivable balance decreased for the current quarter, to 16.1%, from 19.7% in the prior year quarter, predominately due to modifications in the Company’s underwriting models that have contributed to lower default rates and improvements in the collectability and loan performance quality of the overall portfolio, as discussed in the “Consumer loan loss provision” section above.

The following table shows consumer loan information for each of the last five quarters (dollars in thousands):

		2010			2011
		Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter
	Consumer loan balances and fees receivable:
	Gross - Company owned	$152,018	$175,066	$178,330	$161,145	$197,582
	Gross - Guaranteed by the Company	51,013	47,392	48,768	35,246	47,259

	Combined consumer loans and fees receivable, gross(a)	$203,031	$222,458	$227,098	$196,391	$244,841
	Allowance and accrual for losses on consumer loans	40,048	48,376	41,791	36,721	39,348

	Combined consumer loans and fees receivable, net(a)	$162,983	$174,082	$185,307	$159,670	$205,493

	Allowance and accrual for losses and accrued third-party lender losses as a % of combined consumer loans and fees receivable, gross(a)	19.7%	21.7%	18.4%	18.7%	16.1%

(a)	Non-GAAP measure.

The loss provision as a percentage of combined loans written increased to 6.6% in the current quarter, compared to 6.3% in the prior year quarter for the reasons mentioned in the “Consumer loan loss provision” section above. The following table summarizes the consumer loan loss provision for the current quarter and the prior year quarter (dollars in thousands):

	Three Months Ended June 30,
	2011	2010
Consumer loan loss provision:
Loss provision on Company owned consumer loans	$44,703	$43,902
Loss provision on consumer loans guaranteed by the Company	426	1,032
Combined consumer loan loss provision	$45,129	$44,934

Charge-offs, net of recoveries	$42,502	$33,002
Combined consumer loan loss provision as a % of combined consumer loans written(a)	6.6%	6.3%
Charge-offs (net of recoveries) as a % of combined consumer loans written(a)	6.2%	4.6%

(a)	Non-GAAP measure.

Due to the short-term nature of the consumer loan product and the high velocity of loans written, seasonal trends are evidenced in quarter-to-quarter performance. In the typical business cycle, the combined consumer loan loss provision as a percent of combined consumer loans written is lowest in the first quarter and increases throughout the year, with the final two quarters generally combining for the peak levels of loss provision expense. The fourth quarter 2010 consumer loan loss provision as a percent of combined consumer loans written was extraordinarily high due to the additional loan losses associated with the sudden interruption of the MLOC loan portfolio; however, this ratio has returned to a typical seasonal trend for the first two quarters of 2011.

The following table shows the Company’s loss experience for each of the last five quarters (dollars in thousands):

	2010			2011
	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter
Consumer loans written:
Company owned	$470,077	$533,436	$479,960	$429,810	$472,409
Guaranteed by the Company	248,386	287,677	244,290	207,462	214,531

Combined consumer loans written(a)	$718,463	$821,113	$724,250	$637,272	$686,940

Combined consumer loan loss provision as a % of combined consumer loans written (a)	6.3%	6.2%	7.2%	6.2%	6.6%
Charge-offs (net of recoveries) as a % of combined consumer loans written (a)	4.6%	5.2%	8.1%	7.0%	6.2%
Combined consumer loan loss provision as a % of consumer loan fees (a)	38.8%	37.9%	39.8%	32.1%	34.1%

(a)	Non-GAAP measure.

Operations Expense: Total operations expense increased $13.2 million, or 12.9%, to $115.1 million in the current quarter, compared to $101.9 million in the prior year quarter. Operations expense for the retail services segment increased $8.9 million, or 11.4%, to $86.5 million during the current quarter compared to the prior year quarter. Operations expense for the e-commerce segment increased $4.3 million, or 17.7%, to $28.6 million in the current quarter compared to the prior year quarter.

The table below shows the operations expense by segment and significant category for the current quarter and the prior year quarter (dollars in thousands):

Three Months Ended June 30, 2011:	Personnel	Occupancy	Marketing	Other	Total
Retail Services	$48,537	$23,673	$3,639	$10,622	$86,471
E-Commerce	8,518	492	14,751	4,844	28,605
Total operations expense	$57,055	$24,165	$18,390	$15,466	$115,076

Three Months Ended June 30, 2010:

Retail Services	$44,771	$21,674	$3,238	$7,937	$77,620
E-Commerce	6,765	569	14,217	2,760	24,311
Total operations expense	$51,536	$22,243	$17,455	$10,697	$101,931

Year-Over-Year Change:

Retail Services	$3,766	$1,999	$401	$2,685	$8,851
E-Commerce	1,753	(77)	534	2,084	4,294
Total change in operations expense	$5,519	$1,922	$935	$4,769	$13,145

Total % change in operations expense	10.7%	8.6%	5.4%	44.6%	12.9%

The $8.9 million increase in operations expense at the retail services segment was primarily related to a combination of increases in personnel, occupancy and other expenses. Personnel expense increased $3.8 million during the current quarter, which was related to the newly acquired Maxit locations and to normal personnel additions, merit increases and incentive program accruals. Occupancy expense increased $2.0 million during the current quarter, which related to the newly acquired Maxit locations and to normal rent increases. The increase in other operating expenses was primarily due to increases in maintenance, selling, travel and office expenses, due in part to the Maxit acquisition and other general expense increases.

The $4.3 million increase in operations expense at the e-commerce segment was primarily due to increases in personnel, marketing and other expenses. Personnel expense increased $1.8 million, primarily due to the addition of new personnel to support the e-commerce segment’s growth in foreign markets. The increase in marketing expense was mainly due to the online lending channel’s efforts to expand the Company’s customer base, both domestically and internationally.

Administration Expense: Total administration expense increased $7.2 million, or 28.3%, to $32.6 million in the current quarter, compared to $25.4 million in the prior year quarter. The increase was primarily due to increased personnel expense, including salaries, short-term management bonuses, and employee benefit costs. In addition, the increase was also due in part to product development costs at the Company’s e-commerce segment to support the segment’s continued growth.

The table below shows the administration expenses by significant category for the current quarter and the prior year quarter (dollars in thousands):

Three Months Ended June 30, 2011:	Personnel	Other	Total
Retail Services	$15,036	$2,235	$17,271
E-Commerce	7,113	8,256	15,369

Total administration expense	$22,149	$10,491	$32,640

Three Months Ended June 30, 2010:
Retail Services	$11,303	$1,817	$13,120
E-Commerce	6,152	6,174	12,326

Total administration expense	$17,455	$7,991	$25,446

Depreciation and Amortization: Total depreciation and amortization expense increased $2.1 million, or 20.5%, to $12.3 million in the current quarter, compared to $10.2 million in the prior year quarter. Depreciation and amortization expense at the retail services segment increased $1.3 million, mainly due to the Maxit acquisition and normal facility upgrades and remodels. Additional depreciation of $0.8 million in the e-commerce segment was primarily related to systems development in support of new products, as well as normal system upgrades.

Management expects that the implementation of the Company’s new proprietary point-of-sale system will result in a significant increase in depreciation expense in the last six months of 2011. Management currently estimates the additional depreciation expense related to the proprietary point-of-sale system will add approximately $2.5 million to $3.0 million in depreciation expense for the six-month period remaining in 2011.

Interest Expense: Interest expense increased $0.4 million, or 7.9%, to $5.8 million in the current quarter as compared to $5.4 million in the prior year quarter. The Company’s effective blended borrowing cost decreased to 5.2% in the current quarter from 5.3% in the prior year quarter, mainly due to the Company’s increased borrowings under its variable rate line of credit, which had a lower average interest rate in the current quarter compared to prior year quarter. During the current quarter, the average amount of debt outstanding increased $44.5 million, to $421.0 million from $376.5 million during the prior year quarter, primarily due to the Maxit acquisition during the fourth quarter of 2010, which was predominantly funded by borrowings under the Company’s line of credit. The Company incurred non-cash interest expense of $0.9 million in the current quarter from its Convertible Notes due 2029 (the “2009 Convertible Notes”).

Six Months Ended June 30, 2011 Compared To Six Months Ended June 30, 2010

Pawn Lending Activities:

The following table sets forth selected data related to the Company’s pawn lending activities as of and for the six-month periods ended June 30, 2011 and 2010 (dollars in thousands except where otherwise noted):

	2011				2010
Six Months Ended June 30,	Domestic	Foreign		Total	Domestic	Foreign		Total
Pawn loan fees and service charges	$121,384	$13,853		$135,237	$101,942	$15,846		$117,788
Average pawn loan balance outstanding	$186,580	$22,284		$208,864	$150,389	$22,973		$173,362
Amount of pawn loans written and renewed	$401,197	$46,400		$447,597	$309,974	$45,979		$355,953
Annualized yield on pawn loans	131.2%	125.4%		130.6%	136.7%	139.1%		137.0%

Gross profit margin on disposition of merchandise	38.5%	-	(a)	38.5%	37.3%	-	(a)	37.3%

Merchandise turnover	3.0	-	(a)	3.0	3.1	-	(a)	3.1

As of June 30,
Ending pawn loan balances	$207,330	$22,013		$229,343	$162,104	$22,000		$184,104

Ending merchandise balance, net	$124,054	$-	(a)	$124,054	$100,215	$-	(a)	$100,215

(a)

With respect to the Company’s foreign pawn operations, collateral underlying unredeemed pawn loans is not owned by the Company; therefore, proceeds from disposition are recorded as pawn loan fees and service charges in the Company’s consolidated statements of operations.

Pawn loan fees and service charges. The average balance of pawn loans outstanding for the current six-month period increased by $35.5 million, or 20.5%, compared to the prior year six-month period, primarily due to organic growth in domestic retail operations and the additional pawn loan balances resulting from the Maxit acquisition that occurred in the fourth quarter of 2010. In addition, higher average gold prices have contributed to the growth in pawn loan balances as increased collateral values have supported customer demand, resulting in a higher average pawn loan amount.

Pawn loan fees and service charges increased $17.4 million, or 14.8%, to $135.2 million in the current six-month period from $117.8 million in the prior year six-month period. The increase is mainly due to higher average pawn loan balances during the current six-month period, which contributed $24.1 million of the increase, partially offset by lower annualized yield on pawn loans, which decreased pawn loan fees and service charges by $6.7 million during the current six-month period.

Annualized pawn loan yield was 130.6% in the current six-month period, compared to 137.0% in the prior year six-month period. The decrease in pawn loan yield is mostly due to a change in mix of pawn loans by market. In the current six-month period, the lower pawn loan yield is primarily due to the addition of the Maxit locations in the fourth quarter of 2010 which operate in markets with a lower pawn loan yield than the aggregate domestic portfolio in existence prior to the acquisition and an increase in pawn loan balances in existing markets that have a lower pawn loan yield relative to the aggregate domestic portfolio. In addition, a lower yield on the liquidation of forfeited loans at foreign pawn locations contributed slightly to the decrease.

Proceeds from disposition of merchandise. The following table summarizes the proceeds from the disposition of merchandise and the related profit for the current six-month period and the prior year six-month period (dollars in thousands):

	Six Months Ended June 30,
	2011			2010
	Retail	Commercial	Total	Retail	Commercial	Total
Proceeds from disposition	$169,931	$121,023	$290,954	$150,172	$105,561	$255,733
Gross profit on disposition	$67,926	$44,176	$112,102	$59,903	$35,468	$95,371
Gross profit margin	40.0%	36.5%	38.5%	39.9%	33.6%	37.3%
Percentage of total gross profit	60.6%	39.4%	100.0%	62.8%	37.2%	100.0%

The total proceeds from disposition of merchandise increased $35.2 million, or 13.8%, during the current six-month period from the prior year six-month period, and the total profit from the disposition of merchandise increased $16.7 million, or 17.5%, during the current six-month period from the prior year six-month period, mainly due to higher proceeds and profit margin on commercial sales and higher proceeds from retail sales. The consolidated merchandise turnover rate decreased to 3.0 times in the current six-month period, compared to 3.1 times in the prior year six-month period.

Proceeds from retail dispositions of merchandise increased $19.8 million, or 13.2%, during the current six-month period from the prior year six-month period, primarily due to organic growth in the Company’s domestic retail operations and the Maxit acquisition. In addition, the profit margin on the retail disposition of merchandise increased slightly to 40.0% in the current six-month period from 39.9% in the prior year six-month period.

Proceeds from commercial dispositions increased $15.5 million, or 14.6%, during the current six-month period over the prior year six-month period. The profit margin on commercial sales increased to 36.5% in the current six-month period from 33.6% in the prior year six-month period. These increases were primarily due to an increase in the average market prices for gold and diamonds, offset by lower refined gold sales volume as a result of lower forfeiture rates on the Company’s pawn loan portfolio secured by jewelry.

Consumer Loan Activities:

Consumer loans fees. Consumer loan fees increased $31.2 million, or 13.9%, to $255.5 million in the current six-month period, compared to $224.3 million in the prior year six-month period. The increase in consumer loan fees is primarily due to growth in the e-commerce segment from lending in the foreign markets in which the Company operates, which was offset by a decrease in revenue from domestic markets in which consumer loans are no longer offered due to changes in laws and the absence of fees from the Company’s MLOC business, which ceased operations in the fourth quarter of 2010.

The following table sets forth consumer loan fees by segment adjusted for the deduction of the loan loss provision for the current and the prior year six-month periods (dollars in thousands):

	Six Months Ended June 30,
	2011			2010
	Retail Services Segment	E-Commerce Segment	Total Company	Retail Services Segment	E-Commerce Segment	Total Company

Consumer loan fees	$53,155	$202,386	$255,541	$54,326	$169,981	$224,307
Consumer loan loss provision	7,939	76,690	84,629	8,005	70,822	78,827
Consumer loan fees, net of loan loss provision	$45,216	$125,696	$170,912	$46,321	$99,159	$145,480
Year over year change - $	$(1,105)	$26,537	$25,432	$721	$33,801	$34,522
Year over year change - %	(2.4)%	26.8%	17.5%	1.6%	51.7%	31.1%
Consumer loan loss provision as a % of consumer loan fees	14.9%	37.9%	33.1%	14.7%	41.7%	35.1%

Consumer loans written. The amount of combined consumer loans written was $1.32 billion in the current six-month period, which is a decrease of $39.5 million, or 2.9%, from $1.36 billion in the prior year six-month period, mainly due to the absence of consumer loans written in the MLOC services channel and a decrease in loans written in domestic markets in which consumer loans are no longer offered due to changes in laws. Mitigating the decrease in combined consumer loans written was continued growth in consumer loans written from e-commerce business in foreign markets and an increase in multi-payment longer-term installment loans.

The average amount per consumer loan increased to $506 from $416 during the current six-month period compared to the prior year six-month period, due to the absence of loans purchased through the MLOC channel, which generally have a lower average loan amount per loan, and an increase in multi-payment longer-term installment loans, which have a larger average loan amount than single-payment short-term loans. Management expects the average amount per consumer loan to increase for the remainder of 2011 due to the increase in installment lending.

The following table summarizes selected data related to the Company’s consumer loan activities for the current and the prior year six-month periods (dollars in thousands):

	Six Months Ended June 30,
	2011			2010
	Company Owned(a)	Guaranteed by the Company(a)	Combined(b)	Company Owned(a)	Guaranteed by the Company(a)	Combined(b)
Amount of consumer loans written:
Retail Services	$342,392	$86,409	$428,801	$329,375	$96,217	$425,592
E-Commerce
Online Lending - Domestic	217,627	310,518	528,145	224,749	368,162	592,911
Online Lending - Foreign	342,200	25,066	367,266	168,754	9,558	178,312
MLOC	-	-	-	166,898	-	166,898
Total consumer loans written	$902,219	$421,993	$1,324,212	$889,776	$473,937	$1,363,713

Average amount per consumer loan:
Retail Services	$465	$600	$487	$437	$574	$462
E-Commerce
Online Lending - Domestic	349	714	499	371	700	524
Online Lending - Foreign	539	627	544	474	416	470
MLOC	-	-	-	197	-	197
Combined	$452	$681	$506	$347	$661	$416
(a)	GAAP measure.
(b)	Non-GAAP measure. See “Quarter Ended June 30, 2011 Compared to Quarter Ended June 30, 2010 – Consumer Loan Activities – Combined consumer loans” section above for a discussion of the Company’s use of non-GAAP measures with respect to combined consumer loans.

Consumer loan loss provision. The consumer loan loss provision increased by $5.8 million to $84.6 million in the current six-month period, from $78.8 million in the prior year six-month period. The loss provision as a percentage of consumer loan fees decreased to 33.1% in the current six-month period from 35.1% in the prior year six-month period, primarily due to modifications in the Company’s underwriting models that have contributed to lower default rates and improvements in the collectability and loan performance quality of the overall portfolio in both the domestic and foreign portfolios, partially offset by higher loan balances in the foreign e-commerce markets, which generally have higher loss rates.

The following table summarizes the consumer loan loss provision for the current and the prior year six-month periods (dollars in thousands):

	Six Months Ended June 30,
	2011	2010

Consumer loan loss provision:
Loss provision on Company owned consumer loans	$85,330	$78,446
Loss provision on consumer loans guaranteed by the Company(a)	(701)	381
Combined consumer loan loss provision	$84,629	$78,827

Charge-offs, net of recoveries	$87,072	$69,073
Combined consumer loan loss provision as a % of combined consumer loans written(b)	6.4%	5.8%
Charge-offs (net of recoveries) as a % of combined consumer loans written(b)	6.6%	5.1%
(a)

The loss provisions on consumer loans guaranteed by the Company for the six months ended June 30, 2011 is a credit balance due to improved collection rates and slightly lower volume of loans outstanding for the period as compared to the prior year period.

(b)	Non-GAAP measure.

Operations Expense: Total operations expense increased $30.0 million, or 15.1%, to $228.5 million in the current six-month period, compared to $198.5 million in the prior year six-month period. Operations expense at the retail services segment increased $20.5 million, or 13.3%, to $175.0 million during the current six-month period compared to the prior year six-month period. Operations expense for the e-commerce segment increased $9.5 million, or 21.6%, to $53.5 million in the current six-month period compared to the prior year six-month period.

The table below shows the operations expense by segment and significant category for the current and the prior year six-month periods (dollars in thousands):

Six Months Ended June 30, 2011:	Personnel	Occupancy	Marketing	Other	Total
Retail Services	$98,448	$46,627	$7,371	$22,541	$174,987
E-Commerce	16,663	1,090	27,792	7,945	53,490
Total operations expense	$115,111	$47,717	$35,163	$30,486	$228,477

Six Months Ended June 30, 2010:
Retail Services	$90,193	$42,490	$5,611	$16,167	$154,461
E-Commerce	13,416	1,014	24,274	5,285	43,989
Total operations expense	$103,609	$43,504	$29,885	$21,452	$198,450

Year-Over-Year Change:
Retail Services	$8,255	$4,137	$1,760	$6,374	$20,526
E-Commerce	3,247	76	3,518	2,660	9,501
Total change in operations expense	$11,502	$4,213	$5,278	$9,034	$30,027

Total % change in operations expense	11.1%	9.7%	17.7%	42.1%	15.1%

The $20.5 million increase in operations expense at the retail services segment was primarily related to a combination of increases in personnel, occupancy and other expenses. Personnel expense increased $8.3 million during the current six-month period, which was mainly related to the newly acquired Maxit locations and to normal personnel additions, merit increases and incentive program accruals. Occupancy expense increased $4.1 million during the current six-month period, which mainly related to the newly acquired Maxit locations and to normal rent increases. The increase in other operating expenses was due in part to adjustments made by the Company during the current six-month period totaling $2.5 million in the foreign operations that are included in the retail services segment, predominately related to the impairment of the existing point-of-sale system, which will be replaced beginning in the second six-month period of 2011, as well as adjustments for other impaired assets, severance and miscellaneous operating expenses. Management expects that these expenses are non-recurring as they reflect the continued transition from the previous management of Prenda Fácil and strategic re-orientation of the business activities which was initiated at the end of 2010. In addition, other operating expenses increased mainly due to increased maintenance, selling, travel and office expenses due in part to the Maxit acquisition and general expense increases.

The $9.5 million increase in operations expense at the e-commerce segment was primarily due to increases in marketing expense and personnel expense. Marketing expense increased $3.5 million during the current six-month period, mainly due to the online lending channel’s efforts to expand the Company’s customer base, both domestically and internationally. Personnel expense increased $3.2 million, primarily due to the addition of new personnel to support the e-commerce segment’s growth in foreign markets. The increase in other operating expenses was primarily related to increased selling expenses to support the segment’s growth in foreign markets.

Administration Expense: Total administration expense increased $8.7 million, or 17.1% to $59.7 million in the current six-month period, compared to $51.0 million in the prior year six-month period. The increase was primarily due to increased personnel expense, including salaries, short-term management bonuses, and employee benefit costs. In addition, the increase was also due to product development costs at the Company’s e-commerce segment to support the segment’s continued growth.

The table below shows the administration expense by significant category for the current and the prior year six-month periods (dollars in thousands):

Six Months Ended June 30, 2011:	Personnel	Other	Total
Retail Services	$26,628	$4,320	$30,948
E-Commerce	13,677	15,072	28,749

Total administration expenses	$40,305	$19,392	$59,697

Six Months Ended June 30, 2010:
Retail Services	$24,116	$3,439	$27,555
E-Commerce	11,790	11,649	23,439

Total administration expenses	$35,906	$15,088	$50,994

Depreciation and Amortization: Total depreciation and amortization expense increased $3.9 million, or 18.2% to $24.8 million in the current six-month period, compared to $20.9 million the prior year six-month period. Depreciation and amortization expense at the retail services segment increased $2.2 million, mainly due to the Maxit acquisition and normal facility upgrades and remodels. Additional depreciation of $1.7 million in the e-commerce segment was primarily related to systems development in support of new products, as well as normal system upgrades.

Interest Expense: Interest expense increased $0.5 million, or 5.3%, to $11.4 million in the current six-month period as compared to $10.9 million in the prior year six-month period. The Company’s effective blended borrowing cost was 5.0% in the current six-month period, down from 5.2% in the prior year six-month period, mainly due to the Company’s increased borrowings under its variable rate line of credit which had a lower average interest rate compared to prior year six-month period. During the current six-month period, the average amount of debt outstanding increased $38.8 million to $426.7 million from $387.9 million during the prior year six-month period, primarily due to the Maxit acquisition during the fourth quarter of 2010, which was primarily funded by borrowings under the Company’s line of credit. The Company incurred non-cash interest expense of $1.8 million in the current six-month period from its 2009 Convertible Notes.

LIQUIDITY AND CAPITAL RESOURCES

 Cash Flows Highlights

The Company’s cash flows and other key indicators of liquidity are summarized as follows (dollars in thousands):

	Six Months Ended June 30,
	2011		2010

Cash flows provided by operating activities	$179,579		$126,266

Cash flows provided by investing activities

Pawn loans	$(537)		$27,124
Consumer loans	(105,001)		(82,019)
Acquisitions	-		(3,911)
Property and equipment additions	(33,032)		(21,489)
Investment in equity securities	(5,000)		(5,652)
Other investing	(347)		38

Total cash flows used in investing activities	$(143,917)		$(85,909)

Cash flows used in financing activities	$(25,868)		$(37,372)

Working capital	$565,253		$418,979
Current ratio	5.8	x	4.0 x
Merchandise turnover	3.0	x	3.1 x
Debt to Adjusted EBITDA ratio(a)	1.7	x	1.7 x

(a)	Non-GAAP measure.

Cash flows from operating activities. Net cash provided by operating activities increased $53.3 million, or 42.2%, from $126.3 million for the prior year six-month period to $179.6 million for the current six-month period. The significant components of the increase in net cash provided by operating activities during the current six-month period compared to the prior six month period included a $10.1 million increase in net income, a $5.8 million increase in the consumer loan loss provision, a non-cash expense, primarily as a result of growth in foreign consumer loans, and a $3.8 million increase in depreciation and amortization, a non-cash expense. In addition, changes in current and deferred income taxes resulting from a change in the timing of tax deductions related to internally-developed software costs provided cash of $25.0 million.

Management believes that its expected cash flows from operations and available cash balances and borrowings will be sufficient to fund the Company’s operating liquidity needs.

Cash flows from investing activities. Net cash used in investing activities increased $58.0 million, or 67.5%, in the current six-month period compared to the prior year six-month period. Significant components of this increase included a $27.7 million increase in cash used in pawn lending activities due to growth in the Company’s domestic pawn loan portfolio, and a $23.0 million increase in cash used in consumer loan lending activities, mainly due to an increase in the Company’s foreign consumer loan portfolio. In addition, during the current six-month period, the Company increased cash used for the purchase of property and equipment by $11.5 million, primarily for the establishment and remodeling of lending locations and for the development of a new point-of-sale system for domestic retail services locations and system developments to support the growth and introduction of new products in the e-commerce segment, which was offset by a $3.9 million decrease in cash used for acquisitions during the six-month period.

Management anticipates that expenditures for property and equipment for the remainder of 2011 will be between $20.0 million and $35.0 million, primarily for the remodeling of selected operating units, for the completion and rollout of product delivery and information systems, including the multi-year project to upgrade the Company’s proprietary point-of-sale system, the deployment of the Company’s modified U.S. point-of-sale system into its foreign retail services business and for the establishment of approximately 10 to 20 new retail services locations.

Cash flows from financing activities. Net cash used in financing activities decreased $11.5 million during the current six-month period compared to the prior year six-month period. During the current six-month period, the amount of net debt repayments, including debt financing costs, decreased by $22.0 million, from $31.2 million in the prior year six-month period to $9.2 million in the current six-month period. This decrease was partially offset by a $7.2 million increase in net cash used for the repurchase of shares of Company common stock through open market transactions, pursuant to an authorization by the Board of Directors of the Company on January 26, 2011, and through the repurchase of shares of common stock for tax payments related to stock-based compensation.

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

During the prior year six-month period, the Company issued $25.0 million aggregate principal amount of its 2017 senior unsecured notes in a private placement pursuant to a note purchase agreement dated January 28, 2010 by and among the Company and certain purchasers listed therein.

On March 30, 2011, in conjunction with the establishment of the Credit Agreement, the Company entered into a separate credit agreement for the issuance of up to $20.0 million in letters of credit (the “Letter of Credit Facility”). The Company had standby letters of credit of $16.1 million issued under the Letter of Credit Facility at June 30, 2011. Previously, these letters of credit were provided under the USD line of credit by reducing the amount available to the Company.

Each of the Company’s credit agreements and senior unsecured notes require the Company to maintain certain financial ratios. As of June 30, 2011, the Company was in compliance with all covenants and other requirements set forth in its debt agreements. Management believes that the borrowings available ($95.7 million at June 30, 2011) under the Credit Agreement and anticipated cash generated from operations and current working capital of $565.3 million is sufficient to meet the Company’s anticipated capital requirements for its businesses. Should the Company experience a significant decline in demand for the Company’s products and services or other unexpected changes in financial condition, management would evaluate several alternatives to ensure that it is in a position to meet liquidity requirements. The Company’s strategies to generate additional liquidity may include the sale of assets, reductions in capital spending, changes to the issuance of debt or equity securities and/or its management of its current assets. The characteristics of the Company’s current assets, specifically the ability to rapidly liquidate gold jewelry inventory and adjust outflows of cash in its lending practices, gives the Company flexibility to quickly modify its business strategy to increase cash flow from its business, if necessary.

Share Repurchases

On January 26, 2011, the Board of Directors of the Company authorized the repurchase of up to 2.5 million shares of its common stock and cancelled the Company’s previous share repurchase authorization. During the current six-month period, the Company purchased 330,000 shares in open market transactions under this authorization for a total investment of $14.3 million, including commissions. Management anticipates that it will continue to periodically purchase shares under this authorization based on its assessment of market characteristics, the liquidity position of the Company and alternative prospects for the investment of capital to expand the business and pursue strategic objectives.

Off-Balance Sheet Arrangements

The Company arranges for consumers to obtain consumer loan products from multiple independent third-party lenders through the CSO program. When a consumer executes a credit services agreement with the Company under the CSO program, the Company agrees, for a fee payable to the Company by the consumer, to provide a variety of credit services to the consumer, one of which is to guarantee the consumer’s obligation to repay the loan received by the consumer from the third-party lender if the consumer fails to do so. For consumer loan products originated by third-party lenders under the CSO program, each lender is responsible for evaluating each of its customers’ applications, determining whether to approve a consumer loan based on an application and determining the amount of the consumer loan. While the Company performs its own analysis of customers before agreeing to guarantee such loans, the Company is not involved in the lenders’ consumer loan approval processes or in determining the lenders’ approval procedures or criteria. As of June 30, 2011 and 2010, the amount of active consumer loans originated by third-party lenders under the CSO program was $47.3 million and $51.0 million, respectively, which were guaranteed by the Company.

Regulatory Developments

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

Under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, management of the Company has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the “Exchange Act”) as of June 30, 2011 (the “Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective and provide reasonable assurance (i) to ensure that information required to be disclosed in reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms; and (ii) to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

There was no change in the Company’s internal control over financial reporting during the quarter ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The following table provides the information with respect to purchases made by the Company of shares of its common stock, par value $0.10 per share, during each of the months in the first six months of 2011:

	Period	Total Number of Shares Purchased(a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (b)	Maximum Number of Shares that May Yet Be Purchased Under the Plan (b)

	January 1 to January 31	1,768	$39.36	-	2,500,000
	February 1 to February 28	140,598	$41.32	120,000	2,380,000
	March 1 to March 31	135,000	$42.30	135,000	2,245,000
	April 1 to April 30	-	$0.00	-	2,245,000
	May 1 to May 31	60,023	$47.95	60,000	2,185,000
	June 1 to June 30	15,000	$49.96	15,000	2,170,000

	Total	352,389	$43.18	330,000

(a)	Includes 27 and 23 shares of the Company’s common stock purchased in the months of February and May, respectively, due to the reinvestment of dividends in the Company’s non-qualified deferred compensation plans and shares withheld from employees as partial tax payments for shares issued under stock-based compensation plans of 1,768 and 20,571 shares for the months of January and February, respectively.
(b)	On January 26, 2011, the Board of Directors authorized the Company’s repurchase of up to a total of 2,500,000 shares of the Company’s common stock. This repurchase authorization cancelled and replaced the Company’s previous authorization for the repurchase of up to a total of 1,500,000 shares of the Company’s common stock that was approved by the Board of Directors on October 24, 2007.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	(Removed and Reserved)

Item 5.	Other Information

None.

Item 6. Exhibits

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.1	Form of 2011 Restricted Stock Unit Award Agreement for Directors under the Cash America International, Inc. First Amended and Restated 2004 Long-Term Incentive Plan, as amended (the “2004 LTIP”)					X
10.2	Amendment to the 2004 LTIP					X
10.3	First Amendment to the Cash America International, Inc. Nonqualified Savings Plan					X
10.4	First Amendment to the Cash America International, Inc. 401(k) Savings Plan					X
10.5	Second Amendment to the Cash America International, Inc. 401(k) Savings Plan					X
31.1	Certification of Chief Executive Officer					X
31.2	Certification of Chief Financial Officer					X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS (1)	XBRL Instance Document					X(2)
101.SCH (1)	XBRL Taxonomy Extension Schema Document					X(2)
101.CAL (1)	XBRL Taxonomy Extension Calculation Linkbase Document					X(2)
101.DEF (1)	XBRL Taxonomy Extension Definition Linkbase Document					X(2)
101.LAB (1)	XBRL Taxonomy Label Linkbase Document					X(2)
101.PRE (1)	XBRL Taxonomy Extension Presentation Linkbase Document					X(2)

(1)	Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at June 30, 2011, June 30, 2010 and December 31, 2010; (ii) Consolidated Statements of Income for the three and six months ended June 30, 2011 and June 30, 2010; (iii) Consolidated Statements of Equity at June 30, 2011 and June 30, 2010; (iv) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2011 and June 30, 2010; (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and June 30, 2010; and (vi) Notes to Consolidated Financial Statements.
(2)	Submitted electronically herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 22, 2011	CASH AMERICA INTERNATIONAL, INC.

	By:	/s/ Thomas A. Bessant, Jr.
Thomas A. Bessant, Jr.
Executive Vice President and
Chief Financial Officer
(On behalf of the Registrant and as Principal Financial Officer)

EXHIBIT INDEX

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.1	Form of 2011 Restricted Stock Unit Award Agreement for Directors under the Cash America International, Inc. First Amended and Restated 2004 Long-Term Incentive Plan, as amended (the “2004 LTIP”)					X
10.2	Amendment to the 2004 LTIP					X
10.3	First Amendment to the Cash America International, Inc. Nonqualified Savings Plan					X
10.4	First Amendment to the Cash America International, Inc. 401(k) Savings Plan					X
10.5	Second Amendment to the Cash America International, Inc. 401(k) Savings Plan					X
31.1	Certification of Chief Executive Officer					X
31.2	Certification of Chief Financial Officer					X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS (1)	XBRL Instance Document					X (2)
101.SCH (1)	XBRL Taxonomy Extension Schema Document					X (2)
101.CAL (1)	XBRL Taxonomy Extension Calculation Linkbase Document					X (2)
101.DEF (1)	XBRL Taxonomy Extension Definition Linkbase Document					X (2)
101.LAB (1)	XBRL Taxonomy Label Linkbase Document					X (2)
101.PRE (1)	XBRL Taxonomy Extension Presentation Linkbase Document					X (2)

(1)	Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at June 30, 2011, June 30, 2010 and December 31, 2010; (ii) Consolidated Statements of Income for the three and six months ended June 30, 2011 and June 30, 2010; (iii) Consolidated Statements of Equity at June 30, 2011 and June 30, 2010; (iv) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2011 and June 30, 2010; (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and June 30, 2010; and (vi) Notes to Consolidated Financial Statements.
(2)	Submitted electronically herewith.