Form 10-Q
period 2011-09-30
CASH AMERICA INTERNATIONAL INC
filed 2011-10-26
CIK 807884

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

  (Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Yes  ☐        No  ☑

APPLICABLE ONLY TO CORPORATE ISSUERS:

29,284,933 of the Registrants’ common shares, $.10 par value, were issued and outstanding as of October 13, 2011.

CASH AMERICA INTERNATIONAL, INC.

CAUTIONARY NOTE CONCERNING FACTORS THAT MAY AFFECT FUTURE RESULTS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. You should not place undue reliance on these statements. These forward-looking statements give current expectations or forecasts of future events and reflect the views and assumptions of senior management of Cash America International, Inc. (the “Company”) with respect to the business, financial condition and prospects of the Company. When used in this report, terms such as “believes,” “estimates,” “should,” “could,” “would,” “plans,” “expects,” “anticipates,” “may,” “forecast,” “project” and similar expressions or variations as they relate to the Company or its management are intended to identify forward-looking statements. Forward-looking statements address matters that involve risks and uncertainties that are beyond the ability of the Company to control and, in some cases, predict. Accordingly, there are or will be important factors that could cause the Company’s actual results to differ materially from those indicated in these statements. Key factors that could cause the Company’s actual financial results, performance or condition to differ from the expectations expressed or implied in such forward-looking statements include, but are not limited to, the following:

•	changes in pawn, consumer credit, tax and other laws and government rules and regulations applicable to the Company’s business,

•	changes in demand for the Company’s services,

•	acceptance by consumers, legislators and regulators of the negative characterization by the media and consumer activists with respect to certain of the Company’s loan products,

•	the continued acceptance of the online channel by the Company’s online loan customers,

•	the actions of third parties who provide, acquire or offer products and services to, from or for the Company,

•	fluctuations in the price of gold,

•	changes in competition,

•	the ability of the Company to open new locations in accordance with its plans,

•	changes in economic conditions,

•	real estate market fluctuations,

•	interest rate fluctuations,

•	changes in foreign currency exchange rates,

•	changes in the capital markets, including the debt and equity markets,

•	changes in the Company’s ability to satisfy its debt obligations or to refinance existing debt obligations or obtain new capital to finance growth,

•	the ability to successfully integrate newly acquired businesses into the Company’s operations,

•	the loss of services of any of the Company’s executive officers,

•	a prolonged interruption in the Company’s operations of its facilities, systems and business functions, including its information technology and other business systems,

•	the effect of any current or future litigation proceedings on the Company,

•	the implementation of new, or changes in the interpretation of existing, accounting principles or financial reporting requirements,

•	acts of God, war or terrorism, pandemics and other events,

•	the effect of any of such changes on the Company’s business or the markets in which the Company operates,

•	risks related to the Company’s previously-announced proposed initial public offering of common stock of Enova International, Inc., and

•	other risks and uncertainties described in this report or from time to time in the Company’s filings with the Securities and Exchange Commission (the “SEC”).

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

(Unaudited)

	September 30,		December 31,
	2011	2010	2010
Assets
Current assets:
Cash and cash equivalents	$54,364	$52,427	$38,324
Pawn loans	244,441	196,278	218,408
Consumer loans, net	191,642	129,480	139,377
Merchandise held for disposition, net	156,806	120,244	124,399
Pawn loan fees and service charges receivable	45,066	37,593	41,216
Prepaid expenses and other assets	41,654	48,066	32,490
Deferred tax assets	29,070	28,872	28,016
Total current assets	763,043	612,960	622,230
Property and equipment, net	236,325	203,409	222,320
Goodwill	538,169	515,345	543,324
Intangible assets, net	26,668	24,939	31,188
Other assets	13,948	6,897	8,124
Total assets	$1,578,153	$1,363,550	$1,427,186

Liabilities and Equity
Current liabilities:
Accounts payable and accrued expenses	$95,574	$94,543	$96,465
Customer deposits	10,588	9,619	9,146
Income taxes currently payable	10,520	8,746	888
Current portion of long-term debt	21,856	25,493	24,433
Total current liabilities	138,538	138,401	130,932
Deferred tax liabilities	88,980	50,156	56,792
Noncurrent income tax payable	2,343	2,275	2,408
Other liabilities	1,522	9,005	2,052
Long-term debt	470,124	405,233	432,271
Total liabilities	$701,507	$605,070	$624,455

Equity:
Cash America International, Inc. equity:
Common stock, $0.10 par value per share, 80,000,000 shares authorized, 30,235,164 shares issued	3,024	3,024	3,024
Additional paid-in capital	167,193	165,473	165,658
Retained earnings	739,256	610,545	644,208
Accumulated other comprehensive (loss) income	(2,352)	6,433	4,797
Treasury shares, at cost (982,735 shares, 1,060,326 shares and 685,315 shares at September 30, 2011 and 2010, and at December 31, 2010, respectively)	(35,752)	(33,097)	(21,283)
Total Cash America International, Inc. shareholders’ equity	871,369	752,378	796,404
Noncontrolling interest	5,277	6,102	6,327
Total equity	876,646	758,480	802,731
Total liabilities and equity	$1,578,153	$1,363,550	$1,427,186

See notes to consolidated financial statements.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenue
Pawn loan fees and service charges	$77,053	$63,968	$212,290	$181,756
Proceeds from disposition of merchandise	144,821	116,998	435,775	372,731
Consumer loan fees	162,981	134,869	418,522	359,176
Other	3,038	3,525	10,763	10,840
Total Revenue	387,893	319,360	1,077,350	924,503
Cost of Revenue
Disposed merchandise	91,863	73,796	270,715	234,158
Consumer loan loss provision	60,576	51,136	145,205	129,963
Total Cost of Revenue	152,439	124,932	415,920	364,121

Net Revenue	235,454	194,428	661,430	560,382
Expenses
Operations	124,522	105,809	352,999	304,259
Administration	32,917	27,838	92,614	78,832
Depreciation and amortization	14,850	10,422	39,600	31,355
Total Expenses	172,289	144,069	485,213	414,446
Income from Operations	63,165	50,359	176,217	145,936
Interest expense	(6,865)	(5,647)	(18,307)	(16,510)
Interest income	14	161	56	320
Foreign currency transaction (loss) gain	(777)	74	(1,058)	(100)
Equity in loss of unconsolidated subsidiary	(34)	(61)	(70)	(61)
Income before Income Taxes	55,503	44,886	156,838	129,585
Provision for income taxes	20,974	17,408	59,277	49,145
Net Income	34,529	27,478	97,561	80,440
Net loss attributable to the noncontrolling interest	248	430	575	390
Net Income Attributable to Cash America International, Inc.	$34,777	$27,908	$98,136	$80,830
Earnings Per Share:
Net Income attributable to Cash America International, Inc. common shareholders:
Basic	$1.18	$0.95	$3.31	$2.73
Diluted	$1.08	$0.90	$3.07	$2.56
Weighted average common shares outstanding:
Basic	29,535	29,462	29,626	29,601
Diluted	32,248	31,038	31,969	31,598
Dividends declared per common share	$0.035	$0.035	$0.105	$0.105

See notes to consolidated financial statements.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

(in thousands, except per share data)

(Unaudited)

	Common Stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Treasury shares, at cost		Total share- holders’ equity	Non-controlling interest	Total Equity
	Shares	Amount				Shares	Amount
Balance at January 1, 2010	30,235,164	$3,024	$166,761	$532,805	$1,181	(933,082)	$(26,836)	$676,935	$6,264	$683,199
Shares issued under stock-based plans			(6,279)			282,321	8,242	1,963		1,963
Stock-based compensation expense			2,856					2,856		2,856
Income tax benefit from stock-based compensation			2,135					2,135		2,135
Net income attributable to Cash America International, Inc.				80,830				80,830		80,830
Dividends paid				(3,090)				(3,090)		(3,090)
Unrealized derivatives loss, net of tax					(114)			(114)		(114)
Foreign currency translation gain, net of tax					3,529			3,529	228	3,757
Marketable securities unrealized gain, net of tax					1,837			1,837		1,837
Purchases of treasury shares						(409,565)	(14,503)	(14,503)		(14,503)
Loss attributable to the noncontrolling interest								-	(390)	(390)
Balance at September 30, 2010	30,235,164	$3,024	$165,473	$610,545	$6,433	(1,060,326)	$(33,097)	$752,378	$6,102	$758,480

Balance at January 1, 2011	30,235,164	$3,024	$165,658	$644,208	$4,797	(685,315)	$(21,283)	$796,404	$6,327	$802,731
Shares issued under stock-based plans			(2,904)			94,982	3,009	105		105
Stock-based compensation expense			3,936					3,936		3,936
Income tax benefit from stock-based compensation			503					503		503
Net income attributable to Cash America International, Inc.				98,136				98,136		98,136
Dividends paid				(3,088)				(3,088)		(3,088)
Unrealized derivatives gain, net of tax					70			70		70
Foreign currency translation loss, net of tax					(8,098)			(8,098)	(475)	(8,573)
Marketable securities unrealized gain, net of tax					879			879		879
Purchases of treasury shares						(392,402)	(17,478)	(17,478)		(17,478)
Loss attributable to the noncontrolling interest								-	(575)	(575)
Balance at September 30, 2011	30,235,164	$3,024	$167,193	$739,256	$(2,352)	(982,735)	$(35,752)	$871,369	$5,277	$876,646

See notes to consolidated financial statements.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(Unaudited)

		Three Months Ended September 30,		Nine Months Ended September 30,
		2011	2010	2011	2010

	Net income	$34,529	$27,478	$97,561	$80,440
	Other comprehensive gain (loss), net of tax:
	Unrealized derivatives gain (loss)(a)	31	4	70	(114)
	Foreign currency translation (loss) gain(b)	(14,352)	4,464	(8,573)	3,757
	Marketable securities unrealized (loss) gain(c)	(29)	344	879	1,837

	Total other comprehensive (loss) gain, net of tax	(14,350)	4,812	(7,624)	5,480

	Comprehensive income	$20,179	$32,290	$89,937	$85,920
	Net loss attributable to the noncontrolling interest	248	430	575	390
	Foreign currency translation loss (gain), net of tax, attributable to the noncontrolling interest	803	(164)	475	(228)

	Comprehensive loss attributable to the noncontrolling interest	1,051	266	1,050	162

	Comprehensive Income attributable to Cash America International, Inc.	$21,230	$32,556	$90,987	$86,082

(a)	Net of tax benefit (provision) of $(16) and $(2) for the three months ended September 30, 2011 and 2010 respectively, and $(37) and $61 for the nine months ended September 30, 2011 and 2010.
(b)	Net of tax benefit (provision) of $167 and $(607) for the three months ended September 30, 2011 and 2010 respectively, and $17 and $(51) for the nine months ended September 30, 2011 and 2010.
(c)	Net of tax benefit (provision) of $16 and $(186) for the three months ended September 30, 2011 and 2010 respectively, and $(473) and $(990) for the nine months ended September 30, 2011 and 2010.

See notes to consolidated financial statements.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2011	2010
Cash Flows from Operating Activities
Net Income	$97,561	$80,440
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	39,600	31,355
Amortization of discount on convertible debt	2,652	2,485
Consumer loan loss provision	145,205	129,963
Stock-based compensation	3,936	2,856
Deferred income taxes, net	30,186	(651)
Other	2,790	257
Changes in operating assets and liabilities
Merchandise held for disposition	(14,514)	(33,726)
Pawn loan fees and service charges receivable	(4,156)	(873)
Finance and service charges on consumer loans	(4,797)	(3,392)
Prepaid expenses and other assets	(10,032)	(6,918)
Accounts payable and accrued expenses	(1,923)	10,657
Excess income tax benefit from stock-based compensation	(503)	(2,135)
Current income taxes	9,642	2,272
Other operating assets and liabilities	1,609	960
Net cash provided by operating activities	297,256	213,550
Cash Flows from Investing Activities
Pawn loans made	(582,938)	(468,609)
Pawn loans repaid	350,683	289,487
Principal recovered through dispositions of forfeited pawn loans	186,657	199,999
Consumer loans made or purchased	(1,149,153)	(1,204,255)
Consumer loans repaid	957,696	1,056,838
Acquisitions, net of cash acquired	-	(23,012)
Purchases of property and equipment	(51,795)	(37,466)
Investments in equity securities	(5,000)	(5,652)
Other investing activities	(450)	(120)
Net cash used in investing activities	(294,300)	(192,790)
Cash Flows from Financing Activities
Net repayments under bank lines of credit	8,975	(16,304)
Issuance of long-term debt	50,000	25,000
Net proceeds from re-issuance of treasury shares	105	1,963
Loan costs paid	(2,584)	(290)
Payments on notes payable and other obligations	(25,840)	(9,121)
Excess income tax benefit from stock-based compensation	503	2,135
Treasury shares purchased	(17,478)	(14,503)
Dividends paid	(3,088)	(3,090)
Net cash provided by (used in) financing activities	10,593	(14,210)
Effect of exchange rates on cash	2,491	(127)
Net increase in cash and cash equivalents	16,040	6,423
Cash and cash equivalents at beginning of year	38,324	46,004
Cash and cash equivalents at end of period	$54,364	$52,427
Supplemental Disclosures
Non-cash investing and financing activities
Pawn loans forfeited and transferred to merchandise held for disposition	$207,887	$172,422
Pawn loans renewed	$138,805	$89,391
Consumer loans renewed	$405,010	$298,734

See notes to consolidated financial statements.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include all of the accounts of Cash America International, Inc. and its majority-owned subsidiaries (the “Company”). All significant intercompany accounts and transactions have been eliminated in consolidation.

The financial statements as of September 30, 2011 and 2010 and for the three- and nine-month periods then ended are unaudited but, in management’s opinion, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for such interim periods. The year-end consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by Generally Accepted Accounting Principles in the United States of America (“GAAP”). Operating results for the three- and nine-month periods are not necessarily indicative of the results that may be expected for the full fiscal year.

The presentation of the consolidated statements of income has been modified to include the consumer loan loss provision as a component of total cost of revenue, rather than as a component of total expenses. The information presented in the consolidated statements of income for the three and nine-month periods ended September 30, 2010 has been updated to conform to this presentation. These changes have no impact on consolidated results previously reported.

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

On September 15, 2011, Enova International, Inc. (“Enova”), a wholly-owned subsidiary of the Company, that comprises the Company’s e-commerce segment, filed a registration statement on Form S-1 with the Securities and Exchange Commission in connection with a proposed initial public offering of its common stock. See Note 11 for further discussion of this transaction.

Foreign Currency Translations

The functional currencies for the Company’s subsidiaries that serve residents of the United Kingdom, Australia, Canada and Mexico are the British pound, the Australian dollar, the Canadian dollar and the Mexican peso, respectively. The assets and liabilities of these subsidiaries are translated into U.S. dollars at the exchange rates in effect at each balance sheet date, and the resulting adjustments are recorded in “Accumulated other comprehensive income (loss)” as a separate component of equity. Revenue and expenses are translated at the monthly average exchange rates occurring during each period. As of September 30, 2011, the Company designated the intercompany balance related to its Mexico operations as long-term; therefore, future gains and losses related to the translation of

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

this balance will be recognized in “Accumulated other comprehensive income (loss)” in the accompanying consolidated statements of equity.

Hedging and Derivatives Activity

The Company does periodically use derivative financial instruments, such as interest rate cap agreements and foreign currency forward contracts. The Company uses interest rate cap agreements for the purpose of managing interest rate exposures that exist from ongoing business operations. The Company’s interest rate cap agreements have been determined to be perfectly effective cash flow hedges, pursuant to ASC 815-20-25, Derivatives and Hedging – Recognition (“ASC 815-20-25”), at inception and on an ongoing basis. The fair value of these interest rate cap agreements is recognized in “Other assets” in the accompanying consolidated balance sheets and changes in fair value are recognized in “Accumulated other comprehensive income (loss)” in the accompanying consolidated statements of equity. The Company uses foreign currency forward contracts to minimize the effects of foreign currency risk in the United Kingdom, Australia and Mexico. See Note 10. The Company may periodically enter into forward sale contracts with a major gold bullion bank to sell refined gold that is acquired in the normal course of business from the Company’s liquidation of forfeited gold merchandise. These contracts are not accounted for as derivatives because they meet the criteria for the normal purchases and normal sales scope exception in ASC 815-20-25.

Recently Issued Accounting Pronouncements

In September 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-08, Testing Goodwill for Impairment (“ASU 2011-08”). This update is intended to simplify goodwill impairment testing by adding an optional qualitative review step to assess whether the required quantitative impairment analysis that exists under current GAAP is necessary. Under the amended rule, a company will not be required to calculate the fair value of a reporting unit that contains recorded goodwill unless it concludes, based on the qualitative assessment, that it is more likely than not (a likelihood of more than 50 percent) that the fair value of that reporting unit is less than its book value. If such a decline in fair value is deemed more likely than not to have occurred, then the quantitative goodwill impairment test that exists under current GAAP must be completed. If not, goodwill is deemed not impaired and no further testing is required until the next annual test date, unless conditions or events before that date raise concerns of potential impairment. The amended goodwill impairment guidance does not affect the manner in which a company estimates fair value. ASU 2011-08 is effective for the Company for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The Company does not anticipate that the adoption of ASU 2011-08 will have a material effect on its financial position or results of operations.

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”), which will enhance comparability between entities that report under GAAP and those that report under International Financial Reporting Standards (“IFRS”). ASU 2011-05 requires companies to present the components of net income and other comprehensive income either as one continuous statement or as two consecutive statements. It eliminates the option to present components of other comprehensive income as part of the statement of equity. ASU 2011-05 is effective for the Company’s interim and annual periods beginning after December 15, 2011 and must be applied retrospectively. Early adoption is permitted. The Company does not anticipate that the adoption of ASU 2011-05 will have a material effect on its financial position or results of operations.

In May 2011, the FASB issued ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“ASU 2011-04”), which amends ASC 820, Fair Value Measurement (“ASC 820”). ASU 2011-04 provides a consistent definition and measurement of fair value, as well as similar disclosure requirements between U.S. GAAP and IFRS. ASU 2011–04 changes certain fair value measurement principles, clarifies the application of existing fair value measurement and expands the ASC 820 disclosure requirements, particularly for Level 3 fair value measurements. ASU 2011-04 is effective for the Company prospectively for interim and annual periods beginning after December

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

15, 2011. The Company does not anticipate that the adoption of ASU 2011-04 will have a material effect on its financial position or results of operations.

Recently Adopted Accounting Pronouncements

In December 2010, the FASB issued ASU No. 2010-29, Disclosure of Supplementary Pro Forma Information for Business Combinations (“ASU 2010-29”). This standard update clarifies that, when presenting comparative financial statements, the Company should disclose revenue and earnings of the combined entity as though the current period business combinations had occurred as of the beginning of the comparable prior annual reporting period only. The update also expands the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. ASU 2010-29 is effective prospectively for material (either on an individual or aggregate basis) business combinations entered into in fiscal years beginning on or after December 15, 2010 with early adoption permitted. The adoption of ASU 2010-29 did not have a material effect on the Company’s financial position or results of operations.

2.	Acquisitions

Prenda Fácil

Pursuant to its business strategy of expanding storefront operations for the pawn business in Latin America, the Company, through its wholly-owned subsidiary, Cash America of Mexico, Inc., completed the acquisition of 80% of the outstanding stock of Creazione, which operates retail services locations under the name “Prenda Fácil,” in December 2008. In conjunction with the acquisition, the Company agreed to pay a supplemental earn-out payment in an amount based on a five times multiple of the consolidated earnings of Prenda Fácil’s business as specifically defined in the Stock Purchase Agreement (generally Prenda Fácil’s earnings before interest, income taxes, depreciation and amortization expenses denominated in its local currency) for the twelve-month period ending June 30, 2011, reduced by amounts previously paid. Based on earnings for the twelve-month period ending June 30, 2011, no supplemental payment was due. As a result, the final purchase price for the Company’s interest in Creazione was $90.8 million, of which $82.9 million was paid in cash, with the remainder paid in the form of 391,236 shares of the Company’s common stock with a fair value of $7.9 million as of the closing date.

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

The Company manages the pawn loan portfolio by monitoring the type and adequacy of collateral compared to historical gross profit margins. If a pawn loan defaults, the Company must rely on the disposition of pawned property to recover the principal amount of an unpaid pawn loan, plus a yield on the investment, because pawn loans are non-recourse against the customer. As a result, the customer’s creditworthiness is not a significant factor in the loan decision, and a decision to redeem pawned property does not affect the customer’s personal credit status. In addition, the customer’s creditworthiness does not affect the Company’s financial position or results of operations, because generally, forfeited merchandise has historically sold for an amount in excess of the cost of goods sold (which is the lower of the cash amount loaned or market value). Goods pledged to secure pawn loans are tangible personal property items such as jewelry, tools, televisions and other electronics, musical instruments, and other miscellaneous items. A pawn loan is considered nonperforming if the customer does not make a payment in accordance with the contractual requirements. Any accrued pawn loan fees and service charges are reversed on nonperforming loans. As of September 30, 2011 and 2010, and December 31, 2010, the Company had performing pawn loans outstanding of $238.4 million, $191.1 million, and $213.5 million, respectively, and nonperforming pawn loans outstanding of $6.0 million, $5.2 million, and $4.9 million, respectively.

4.	Consumer Loans, Credit Quality Information and Allowances and Liabilities for Losses on Consumer Loans

Each consumer loan provides customers with cash, typically in exchange for a fee and an agreement to repay the amount advanced. These transactions result in a receivable or a loan, owed to the Company or a third party lender. These consumer loans take various forms, including short-term single payment loans (which are commonly referred to as payday loans), participation interests in receivables acquired from a third-party lender through the micro line of credit (“MLOC”) services business and multi-payment installment loans, and generate revenue for the Company. Consumer loan fee revenue generated from the Company’s consumer loans for the three and nine months ended September 30, 2011 and 2010 was as follows (in thousands):

		Three Months Ended September 30,		Nine Months Ended September 30,
		2011	2010	2011	2010

	Interest and fees on short-term loans	$146,825	$121,662	$383,656	$326,993
	Interest and fees on installment loans	16,156	3,086	34,866	6,615
	Interest and fees on MLOC(a)	-	10,121	-	25,568

	Total consumer loan fees	$162,981	$134,869	$418,522	$359,176

(a)	The Company’s MLOC program ended in October 2010 because the third-party lender discontinued offering MLOC advances.

In order to manage consumer loans effectively, the Company monitors the performance and maintains either an allowance or liability for losses on consumer loans (including fees and interest) at a level estimated to be adequate to absorb credit losses. The balances outstanding include all consumer loans, including short-term loans, participation interests in receivables acquired through the MLOC services business and multi-payment installment loans. The allowance for losses on Company-owned consumer loans offsets the outstanding loan amounts in the consolidated balance sheets. In addition, the Company maintains a liability for losses related to loans guaranteed under the Company’s Credit Services Organization program. The liability for losses is included in “Accounts payable and

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

accrued expenses” in the Company’s consolidated balance sheets.

The Company classifies its consumer loan portfolio as either current, which represents active loans, and nonperforming, which represents loans that are 1-59 days delinquent. Short-term consumer loans are considered nonperforming on the date of the first missed payment, with no grace period. An installment loan is considered nonperforming if the customer does not make two consecutive payments, with no grace period. Once a loan is considered nonperforming, this status is not changed if the terms of the contract are modified or extended. Generally, consumer loan fees and interest do not accrue on nonperforming loans and once a consumer loan is considered non-performing, the Company does not resume accrual of interest on these loans. For nonperforming loans, all payments received are first applied against accrued but unpaid interest and fees and then against the principal balance of the loan. After the principal balance is recovered, the Company recognizes additional payments as consumer loan fee revenue.

In determining the allowance or liability for consumer loans, the Company applies a documented systematic methodology as follows. Outstanding loans are analyzed and divided into discrete groups, including “active,” which are not delinquent, and delinquent or past due by age and stage of collection. Actual loss experience based on historical loss rates for each discrete group are calculated and adjusted for recent default trends. The required allowance is calculated by applying the resulting adjusted loss rates to each discrete loan group and aggregating the results. Increases in either the allowance or the liability, net of charge-offs and recoveries, are recorded as “Consumer loan loss provision” in the consolidated statements of income. The Company generally charges off all consumer loans once they have been in default for 60 consecutive days or sooner if deemed uncollectible. Recoveries on loans previously charged to the allowance are credited to the allowance when collected.

The allowance deducted from the carrying value of consumer loans was $47.3 million, $45.6 million, and $38.9 million at September 30, 2011 and 2010, and December 31, 2010, respectively. The Company guarantees borrowers’ payment obligations to unrelated third-party lenders and is required to purchase the loan should a borrower not make payments as required by the contract. The guarantee is a repurchase obligation of specific loans, which generally have terms of less than 90 days. As of September 30, 2011 and 2010, and December 31, 2010, $51.2 million, $48.4 million, and $48.8 million, respectively, of active consumer loans owned by third-party lenders were guaranteed by the Company. The liability for losses on consumer loan guaranty obligations was $2.5 million, $2.8 million and $2.8 million at September 30, 2011 and 2010, and December 31, 2010, respectively.

The components of the Company-owned consumer loan portfolio at September 30, 2011 and 2010, and December 31, 2010 were as follows (in thousands):

	As of September 30, 2011
	Short-term Loans	Installment Loans	MLOC	Total
Current	$137,439	$44,534	$-	$181,973
Nonperforming loans	50,268	6,736	-	57,004
Total consumer loans, gross	187,707	51,270	-	238,977
Less: Allowance for losses	(38,969)	(8,366)	-	(47,335)
Consumer loans, net	$148,738	$42,904	$-	$191,642

	As of September 30, 2010
	Short-term Loans	Installment Loans	MLOC	Total
Current	$95,795	$6,292	$17,374	$119,461
Nonperforming loans	50,925	858	3,822	55,605
Total consumer loans, gross	146,720	7,150	21,196	175,066
Less: Allowance for losses	(40,567)	(1,375)	(3,644)	(45,586)
Consumer loans, net	$106,153	$5,775	$17,552	$129,480

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

	As of December 31, 2010
	Short-term Loans	Installment Loans	MLOC	Total
Current	$115,535	$16,309	$-	$131,844
Nonperforming loans	43,599	1,377	1,510	46,486
Total consumer loans, gross	159,134	17,686	1,510	178,330
Less: Allowance for losses	(34,455)	(2,988)	(1,510)	(38,953)
Consumer loans, net	$124,679	$14,698	$-	$139,377

Changes in the allowance for losses for the Company-owned portfolio and the liability for losses for third-party lender-owned portfolios during the three and nine months ended September 30, 2011 and 2010 was as follows (in thousands):

	Three Months Ended September 30, 2011
	Short-term Loans	Installment Loans	MLOC	Total
Allowance for losses for Company-owned consumer loans:

Balance at beginning of period	$31,196	$6,015	$-	$37,211
Consumer loan loss provision	50,330	9,896	-	60,226
Charge-offs	(50,254)	(7,944)	-	(58,198)
Recoveries	7,697	399	-	8,096

Balance at end of period	$38,969	$8,366	$-	$47,335

Liability for third-party lender-owned consumer loans:

Balance at beginning of period	$1,852	$285	$-	$2,137
Increase in liability	262	88	-	350

Balance at end of period	$2,114	$373	$-	$2,487

	Three Months Ended September 30, 2010
	Short-term Loans	Installment Loans	MLOC	Total
Allowance for losses for Company-owned consumer loans:

Balance at beginning of period	$32,179	$1,016	$3,528	$36,723
Consumer loan loss provision	46,342	1,359	3,970	51,671
Charge-offs	(43,723)	(1,076)	(4,136)	(48,935)
Recoveries	5,769	76	282	6,127

Balance at end of period	$40,567	$1,375	$3,644	$45,586

Liability for third-party lender-owned consumer loans:

Balance at beginning of period	$3,319	$6	$-	$3,325
Decrease in liability	(590)	55	-	(535)

Balance at end of period	$2,729	$61	$-	$2,790

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

	Nine Months Ended September 30, 2011
	Short-term Loans	Installment Loans	MLOC	Total
Allowance for losses for Company-owned consumer loans:

Balance at beginning of period	$34,455	$2,988	$1,510	$38,953
Consumer loan loss provision	124,490	21,757	(691)	145,556
Charge-offs	(142,055)	(17,200)	(1,571)	(160,826)
Recoveries	22,079	821	752	23,652
Balance at end of period	$38,969	$8,366	$-	$47,335

Liability for third-party lender-owned consumer loans:

Balance at beginning of period	$2,610	$228	$-	$2,838
Decrease in liability	(496)	145	-	(351)

Balance at end of period	$2,114	$373	$-	$2,487

	Nine Months Ended September 30, 2010
	Short-term Loans	Installment Loans	MLOC	Total
Allowance for losses for Company-owned consumer loans:

Balance at beginning of period	$25,194	$520	$1,636	$27,350
Consumer loan loss provision	116,213	3,260	10,644	130,117
Charge-offs	(119,832)	(2,615)	(9,321)	(131,768)
Recoveries	18,992	210	685	19,887

Balance at end of period	$40,567	$1,375	$3,644	$45,586

Liability for third-party lender-owned consumer loans:

Balance at beginning of period	$2,944	$-	$-	$2,944
Decrease in liability	(215)	61	-	(154)

Balance at end of period	$2,729	$61	$-	$2,790

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

5.	Earnings Per Share Computation

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated by giving effect to the potential dilution that could occur if securities or other contracts to issue common shares were exercised and converted into common shares during the period.

The following table sets forth the reconciliation of numerators and denominators for the basic and diluted earnings per share computation for the three and nine months ended September 30, 2011 and 2010 (in thousands, except per share amounts):

		Three Months Ended September 30,		Nine Months Ended September 30,
		2011	2010	2011	2010
	Numerator:
	Net income attributable to Cash America International, Inc.	$34,777	$27,908	$98,136	$80,830

	Denominator:
	Total weighted average basic shares (a)	29,535	29,462	29,626	29,601
	Shares applicable to stock-based compensation(b)	278	541	240	551
	Convertible debt(c)	2,435	1,035	2,103	1,446

	Total weighted average diluted shares (d)	32,248	31,038	31,969	31,598

	Net income – basic	$1.18	$0.95	$3.31	$2.73

	Net income – diluted	$1.08	$0.90	$3.07	$2.56

(a)	Includes vested restricted stock units of 237 and 196, as well as shares in the Company’s non-qualified savings plan of 32 and 34 for the three months ended September 30, 2011 and 2010, respectively, and vested restricted stock units of 229 and 190, as well as shares in the Company’s non-qualified savings plan of 32 and 33 for the nine months ended September 30, 2011 and 2010.
(b)	Includes shares related to outstanding option award agreements and shares related to unvested or deferred restricted stock unit awards. For the nine-month periods ended September 30, 2011 and 2010, respectively, there were four and zero unvested or deferred restricted stock units that were excluded from shares applicable to stock-based compensation because their impact would be anti-dilutive. There were no anti-dilutive shares for the three months ended September 30, 2011 or 2010.
(c)	The shares issuable with respect to the Company’s 2009 Convertible Notes due 2029 (the “2009 Convertible Notes”) have been calculated using the treasury stock method. The Company intends to settle the principal portion of the convertible debt in cash; therefore, only the shares related to the conversion spread have been included in weighted average diluted shares.
(d)	Except as described in footnote (b), there are no anti-dilutive shares.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

6.	Long-Term Debt

The Company’s long-term debt instruments and balances outstanding at September 30, 2011 and 2010, and December 31, 2010 were as follows (in thousands):

	Balance at
	September 30,		December 31,
	2011	2010	2010
Domestic and multi-currency line of credit up to $280,000 due 2015	$224,000	$-	$-
USD line of credit up to $300,000 due 2012	-	173,358	215,025
6.21% senior unsecured notes due 2021	25,000	25,000	25,000
6.09% senior unsecured notes due 2016	35,000	35,000	35,000
6.12% senior unsecured notes due 2012	26,667	40,000	26,667
7.26% senior unsecured notes due 2017	25,000	25,000	25,000
Variable rate senior unsecured note due 2015	50,000	-	-
Variable rate senior unsecured note due 2012	-	28,880	25,840
5.25% convertible senior unsecured notes due 2029	106,313	103,488	104,172
Total debt	$491,980	$430,726	$456,704
Less current portion	21,856	25,493	24,433
Total long-term debt	$470,124	$405,233	$432,271

On March 30, 2011, the Company entered into a new credit agreement for up to $330.0 million of credit with a group of commercial banks (the “Credit Agreement”). The Credit Agreement matures on March 31, 2015 and consists of a $280.0 million line of credit, which includes the ability to borrow up to $50.0 million in specified foreign currencies or U.S. dollars (the “Domestic and Multi-currency Line”), and a $50.0 million term loan facility (the “2015 Variable Rate Notes”). Interest on the Domestic and Multi-currency Line is charged, at the Company’s option, at either the London Interbank Offered Rate (“LIBOR”) plus a margin varying from 2.00% to 3.25%, or at the agent’s base rate plus a margin varying from 0.50% to 1.75%. Interest on the 2015 Variable Rate Notes is charged, at the Company’s option, at either LIBOR plus a margin of 3.50% or at the agent’s base rate plus a margin of 2.00%. The margin for the Domestic and Multi-currency Line is dependent on the Company’s cash flow leverage ratios as defined in the Credit Agreement. The Company also pays a fee on the unused portion of the Domestic and Multi-currency Line ranging from 0.25% to 0.50% (0.38% at September 30, 2011) based on the Company’s cash flow leverage ratios. The weighted average interest rate (including margin) on the Domestic and Multi-currency Line and the 2015 Variable Rate Notes, respectively, was 2.75% and 3.75% at September 30, 2011. Beginning on March 31, 2012, the 2015 Variable Rate Notes require quarterly principal payments of $2.1 million with any outstanding principal remaining due at maturity on March 31, 2015.

In conjunction with the entry into the Credit Agreement, the Company repaid all outstanding revolving credit loans under its $300.0 million domestic line of credit due 2012 (the “USD Line of Credit”) and its variable rate senior unsecured note due 2012 (the “2012 Variable Rate Notes”) with proceeds of the Credit Agreement.

At September 30, 2011, borrowings under the Company’s Domestic and Multi-currency Line consisted of multiple pricing tranches with maturity dates ranging from four to 31 days, and at September 30, 2010, borrowings under the Company’s USD Line of Credit consisted of three pricing tranches with maturity dates ranging from one to 30 days. However, the Company routinely refinances borrowings pursuant to the terms of its Domestic and Multi-currency Line, and it also routinely refinanced borrowings under its USD Line of Credit before it was repaid on March 30, 2011. Therefore, these borrowings are reported as part of the applicable line of credit and as long-term debt.

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

On March 30, 2011, in conjunction with the establishment of the Credit Agreement, the Company entered into a separate credit agreement for the issuance of $20.0 million in letters of credit (the “Letter of Credit Facility”). The Company had standby letters of credit of $18.6 million issued under the Letter of Credit Facility at September 30, 2011. Previously, these letters of credit were provided under the USD Line of Credit by reducing the amount available to the Company.

See Note 10 for a discussion of the Company’s interest rate cap agreements.

Each of the Company’s credit agreements and senior unsecured notes require the Company to maintain certain financial ratios. As of September 30, 2011, the Company was in compliance with all covenants or other requirements set forth in its debt agreements.

7.	Operating Segment Information

The Company has two operating segments: retail services and e-commerce. The retail services segment includes all of the operations of the Company’s Retail Services Division, which is composed of both domestic and foreign storefront locations that offer some or all of the following services: pawn lending, consumer loans, the purchase and sale of merchandise, check cashing and other ancillary services such as money orders, wire transfers and pre-paid debit cards. Most of these ancillary services offered in the retail services segment are provided through third party vendors. The e-commerce segment includes the operations of the Company’s E-Commerce Division, which is composed of the Company’s domestic and foreign online channel (and includes the Company’s internet lending activities and other ancillary services) and, in prior periods, the Company’s micro line of credit services business. See Note 11 for further discussion of the proposed divestiture of a majority ownership of the Company’s wholly-owned subsidiary that comprises the Company’s e-commerce segment.

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

	Retail Services			E-Commerce
	Domestic	Foreign	Total	Domestic	Foreign	Total	Consolidated

Three Months Ended September 30, 2011
Revenue
Pawn loan fees and service charges	$69,025	$8,028	$77,053	$-	$-	$-	$77,053
Proceeds from disposition of merchandise	144,820	-	144,820	1	-	1	144,821
Consumer loan fees	32,677	-	32,677	67,320	62,984	130,304	162,981
Other	2,679	16	2,695	49	294	343	3,038
Total revenue	249,201	8,044	257,245	67,370	63,278	130,648	387,893
Disposed merchandise	91,863	-	91,863	-	-	-	91,863
Consumer loan loss provision	7,513	-	7,513	25,472	27,591	53,063	60,576
Total cost of revenue	99,376	-	99,376	25,472	27,591	53,063	152,439

Net revenue	149,825	8,044	157,869	41,898	35,687	77,585	235,454
Expenses
Operations	84,593	5,389	89,982	17,953	16,587	34,540	124,522
Administration	12,204	2,749	14,953	9,809	8,155	17,964	32,917
Depreciation and amortization	10,510	1,488	11,998	2,634	218	2,852	14,850
Total expenses	107,307	9,626	116,933	30,396	24,960	55,356	172,289
Income (loss) from operations	$42,518	$(1,582)	$40,936	$11,502	$10,727	$22,229	$63,165
As of September 30, 2011
Total assets	$1,017,223	$121,326	$1,138,549	$323,699	$115,905	$439,604	$1,578,153
Goodwill			$327,887			$210,282	$538,169

	Retail Services			E-Commerce
	Domestic	Foreign	Total	Domestic	Foreign	Total	Consolidated

Three Months Ended September 30, 2010
Revenue
Pawn loan fees and service charges	$56,638	$7,330	$63,968	$-	$-	$-	$63,968
Proceeds from disposition of merchandise	116,998	-	116,998	-	-	-	116,998
Consumer loan fees	29,250	-	29,250	77,720	27,899	105,619	134,869
Other	3,184	65	3,249	276	-	276	3,525
Total revenue	206,070	7,395	213,465	77,996	27,899	105,895	319,360
Disposed merchandise	73,796	-	73,796	-	-	-	73,796
Consumer loan loss provision	4,966	-	4,966	32,433	13,737	46,170	51,136
Total cost of revenue	78,762	-	78,762	32,433	13,737	46,170	124,932

Net revenue	127,308	7,395	134,703	45,563	14,162	59,725	194,428
Expenses
Operations	73,515	4,078	77,593	19,707	8,509	28,216	105,809
Administration	11,189	2,132	13,321	11,732	2,785	14,517	27,838
Depreciation and amortization	7,041	1,307	8,348	2,004	70	2,074	10,422
Total expenses	91,745	7,517	99,262	33,443	11,364	44,807	144,069
Income (loss) from operations	$35,563	$(122)	$35,441	$12,120	$2,798	$14,918	$50,359
As of September 30, 2010
Total assets	$844,756	$121,271	$966,027	$343,870	$53,653	$397,523	$1,363,550
Goodwill			$305,063			$210,282	$515,345

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

	Retail Services			E-Commerce
	Domestic	Foreign	Total	Domestic	Foreign	Total	Consolidated

Nine Months Ended September 30, 2011
Revenue
Pawn loan fees and service charges	$190,409	$21,881	$212,290	$-	$-	$-	$212,290
Proceeds from disposition of merchandise	435,745	-	435,745	30	-	30	435,775
Consumer loan fees	85,832	-	85,832	181,243	151,447	332,690	418,522
Other	9,248	292	9,540	392	831	1,223	10,763
Total revenue	721,234	22,173	743,407	181,665	152,278	333,943	1,077,350
Disposed merchandise	270,692	-	270,692	23	-	23	270,715
Consumer loan loss provision	15,452	-	15,452	59,134	70,619	129,753	145,205
Total cost of revenue	286,144	-	286,144	59,157	70,619	129,776	415,920

Net revenue	435,090	22,173	457,263	122,508	81,659	204,167	661,430
Expenses
Operations	247,337	17,632	264,969	45,164	42,866	88,030	352,999
Administration	38,198	7,703	45,901	27,490	19,223	46,713	92,614
Depreciation and amortization	26,567	4,459	31,026	7,956	618	8,574	39,600
Total expenses	312,102	29,794	341,896	80,610	62,707	143,317	485,213
Income (loss) from operations	$122,988	$(7,621)	$115,367	$41,898	$18,952	$60,850	$176,217

	Retail Services			E-Commerce
	Domestic	Foreign	Total	Domestic	Foreign	Total	Consolidated

Nine Months Ended September 30, 2010
Revenue
Pawn loan fees and service charges	$158,580	$23,176	$181,756	$-	$-	$-	$181,756
Proceeds from disposition of merchandise	372,731	-	372,731	-	-	-	372,731
Consumer loan fees	83,576	-	83,576	207,631	67,969	275,600	359,176
Other	9,907	139	10,046	794	-	794	10,840
Total revenue	624,794	23,315	648,109	208,425	67,969	276,394	924,503
Disposed merchandise	234,158	-	234,158	-	-	-	234,158
Consumer loan loss provision	12,971	-	12,971	85,312	31,680	116,992	129,963
Total cost of revenue	247,129	-	247,129	85,312	31,680	116,992	364,121

Net revenue	377,665	23,315	400,980	123,113	36,289	159,402	560,382
Expenses
Operations	219,568	12,486	232,054	50,120	22,085	72,205	304,259
Administration	34,571	6,305	40,876	28,932	9,024	37,956	78,832
Depreciation and amortization	21,539	3,681	25,220	5,935	200	6,135	31,355
Total expenses	275,678	22,472	298,150	84,987	31,309	116,296	414,446
Income from operations	$101,987	$843	$102,830	$38,126	$4,980	$43,106	$145,936

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

8.	Litigation

On August 6, 2004, James E. Strong filed a purported class action lawsuit in the State Court of Cobb County, Georgia against Georgia Cash America, Inc., Cash America International, Inc. (together with Georgia Cash America, Inc., “Cash America”), Daniel R. Feehan, and several unnamed officers, directors, owners and “stakeholders” of Cash America. The lawsuit alleges many different causes of action, among the most significant of which is that Cash America made illegal short-term loans in Georgia in violation of Georgia’s usury law, the Georgia Industrial Loan Act and Georgia’s Racketeer Influenced and Corrupt Organizations Act. Community State Bank (“CSB”) for some time made loans to Georgia residents through Cash America’s Georgia operating locations. The complaint in this lawsuit claims that Cash America was the true lender with respect to the loans made to Georgia borrowers and that CSB’s involvement in the process is “a mere subterfuge.” Based on this claim, the suit alleges that Cash America was the “de facto” lender and was illegally operating in Georgia. The complaint seeks unspecified compensatory damages, attorney’s fees, punitive damages and the trebling of any compensatory damages. In November 2009, the trial court certified the case as a class action lawsuit, and after an appeal by Cash America, the Supreme Court of Georgia upheld the class certification in March 2011. In August 2011, Cash America filed a motion for summary judgment, and the plaintiffs have requested an extension of time to respond to the motion. A hearing on this motion is set for October 2011. The case was previously set for jury trial in October 2011, but the trial date has been continued and will be reset. Cash America believes that the Plaintiffs’ claims in this suit are without merit and is vigorously defending this lawsuit.

Cash America and CSB also commenced a federal lawsuit on September 7, 2004 in the U.S. District Court for the Northern District of Georgia seeking to compel Mr. Strong to arbitrate his claims against Cash America and CSB. The U.S. District Court dismissed the federal action for lack of subject matter jurisdiction, and Cash America and CSB appealed the dismissal of their complaint to the U.S. Court of Appeals for the 11th Circuit. The 11th Circuit issued a panel decision in April 2007 reversing the district court’s dismissal of the action and remanding the action to the district court for a determination of the issue of the enforceability of the parties’ arbitration agreements. Plaintiff requested the 11th Circuit to review this decision en banc and this request was granted. The en banc rehearing took place in February 2008, and at the request of the 11th Circuit panel, the parties provided additional briefing in the summer of 2009 following a ruling by the United States Supreme Court that federal courts can compel arbitration of a state court action in certain instances. In August 2011, the 11th Circuit affirmed the trial court’s decision precluding Cash America from compelling arbitration, and in September 2011, Cash America filed a petition for rehearing en banc to the 11th Circuit arguing that the panel’s decision should be reversed. The parties are awaiting the 11th Circuit court’s decision with respect to this petition. The Strong litigation is still at an early stage, and neither the likelihood of an unfavorable outcome nor the ultimate liability, if any, with respect to this litigation can be determined at this time.

On March 5, 2009, Peter Alfeche and Kim Saunders, on behalf of themselves and others similarly situated, filed a purported class action lawsuit in the United States District Court for the Eastern District of Pennsylvania against Cash America International, Inc., Cash America Net of Nevada, LLC (“CashNet Nevada”), Cash America Net of Pennsylvania, LLC and Cash America of PA, LLC, d/b/a CashNetUSA.com (collectively, “CashNetUSA”). The lawsuit alleges, among other things, that CashNetUSA’s online consumer loan activities in Pennsylvania were illegal and in violation of various Pennsylvania laws, including the Loan Interest Protection Law, the Pennsylvania Consumer Discount Company Act (the “CDCA”) and the Unfair Trade Practices and Consumer Protection Laws. The lawsuit also seeks declaratory judgment that several of CashNetUSA’s contractual provisions, including the class action waiver and the choice of law and arbitration provisions, are not enforceable under Pennsylvania law and that CashNet USA’s loan contracts are void and unenforceable. The complaint seeks compensatory damages (including the trebling of certain damages), punitive damages and attorney’s fees. CashNetUSA filed a motion to enforce the arbitration provision, including the class action waiver, located in the agreements governing the lending activities. In August 2011, the U.S. District Court ruled that the arbitration provisions, which include the class action waiver, were

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

valid and enforceable and granted CashNetUSA’s motion to enforce the arbitration provision and stayed the litigation. Following this ruling, in August 2011 the plaintiffs filed a motion for reconsideration, which the court denied. In September 2011, plaintiffs filed a motion for certification for interlocutory appeal and the court has not yet ruled on this motion. The Alfeche litigation is still at an early stage, and neither the likelihood of an unfavorable outcome nor the ultimate liability, if any, with respect to this litigation can be determined at this time. CashNetUSA believes that the Plaintiffs’ claims in this suit are without merit and will vigorously defend this lawsuit.

On April 21, 2009, Yulon Clerk, on behalf of herself and others similarly situated, filed a purported class action lawsuit in the Court of Common Pleas of Philadelphia County, Pennsylvania, against CashNet Nevada and several other unrelated third-party lenders. The lawsuit alleges, among other things, that the defendants’ lending activities in Pennsylvania, including CashNet Nevada’s online consumer loan lending activities in Pennsylvania, were illegal and in violation of various Pennsylvania laws, including the Loan Interest Protection Law, the CDCA and the Unfair Trade Practices and Consumer Protection Laws. The lawsuit seeks restitution, compensatory damages (including the trebling of certain damages), statutory damages, injunctive relief and attorney’s fees. The defendants removed the case to the United States District Court for the Eastern District of Pennsylvania where the lawsuit now resides. The case was subsequently reassigned to the same judge presiding in the Alfeche litigation. In August 2009, the Court severed the claims against the other defendants originally named in the litigation. CashNet Nevada filed a motion to enforce the arbitration provision, including the class action waiver, located in the agreements governing the lending activities. In August, 2011, the U.S. District Court ruled that the arbitration provisions, which includes the class action waiver, were valid and enforceable and granted CashNet Nevada’s motion to compel arbitration and stayed the litigation. Neither the likelihood of an unfavorable outcome nor the ultimate liability, if any, with respect to any future filed arbitrations can be determined at this time. CashNet Nevada believes that the plaintiffs’ claims are without merit and will vigorously defend any arbitration claims that are initiated.

On December 4, 2009, Krystle Wilson filed a lawsuit against Cash America Net of Illinois d/b/a CashNetUSA alleging violation of the Texas Debt Collection Practices Act, violation of the Texas Deceptive Trade Practices Act, and invasion of privacy. In April 2011, the plaintiff amended her petition to include a purported class action claim and named Cash America International, Inc., Cash America Net Holdings, LLC, Cash America Net of Texas, LLC and Enova Financial Holdings, LLC as additional defendants (and corrected the name of the previously-named defendant to Cash America Net of Illinois, LLC) (collectively, “CashNet”). The amended petition alleges, among other things, that CashNet’s consumer loan activities violate the Texas Credit Services Organization Act (“CSOA”) and that in its efforts to collect on loans issued through the CSOA loan program, CashNet violated the Texas and Federal Fair Debt Collection Practices Acts. The plaintiff seeks unspecified compensatory damages, attorney’s fees and punitive damages. In June 2011, CashNet removed this action to the United States District Court for the Northern District of Texas (Fort Worth Division) and has filed a motion to enforce the arbitration provision located in the agreements governing the lending activities. The parties are awaiting the court’s ruling on this motion. In September 2011, the court granted the parties’ joint motion requesting that the case be stayed pending resolution of the motion to enforce the arbitration provision. The Wilson matter is still at an early stage, and neither the likelihood of an unfavorable outcome nor the ultimate liability, if any, with respect to this matter can be determined at this time. CashNet believes that the plaintiff’s claims in this suit are without merit and will vigorously defend this lawsuit.

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

The Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2011 and 2010 and December 31, 2010 are as follows (in thousands):

	September 30,	Fair Value Measurements Using
	2011	Level 1	Level 2	Level 3
Financial assets (liabilities):
Interest rate contracts	$1	$-	$1	$-
Forward currency exchange contracts	311	-	311	-
Nonqualified savings plan assets (a)	7,705	7,705	-	-
Available for sale securities(b)	5,003	5,003	-	-
Total	$13,020	$12,708	$312	$-

	September 30,	Fair Value Measurements Using
	2010	Level 1	Level 2	Level 3
Financial assets (liabilities):
Interest rate contracts	$4	$-	$4	$-
Forward currency exchange contracts	42	-	42	-
Nonqualified savings plan assets (a)	6,498	6,498	-	-
Available for sale securities(b)	8,480	8,480	-	-
Total	$15,024	$14,978	$46	$-

	December 31,	Fair Value Measurements Using
	2010	Level 1	Level 2	Level 3
Financial assets (liabilities):
Interest rate contracts	$7	$-	$7	$-
Forward currency exchange contracts	(577)	-	(577)	-
Nonqualified savings plan assets (a)	7,073	7,073	-	-
Available for sale securities(b)	3,650	3,650	-	-
Total	$10,153	$10,723	$(570)	$-

(a)	The non-qualified savings plan assets have an offsetting liability of equal amount, which is included in “Accounts payable and accrued expenses” in the Company’s consolidated balance sheets.
(b)

Unrealized total (losses) gains on these securities of ($0.6) million, $2.8 million and ($2.0) million as of September 30, 2011 and 2010 and December 31, 2010, respectively, are recorded in “Accumulated other comprehensive income (loss)” in the Company’s consolidated statements of equity.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

The Company measures the value of its interest rate contracts and forward currency exchange contracts under Level 2 inputs as defined by ASC 820-10. For its interest rate contracts the Company relies on a market place valuation based on yield curves using observable market interest rates for the interest rate contracts. For its forward currency exchange contracts, standard valuation models are used to determine fair value. The significant inputs used in these models are derived from observable market transactions. The fair value of the nonqualified savings plan assets and certain available for sale securities are measured under a Level 1 input. These assets are publicly traded equity securities for which market prices are readily observable. During the nine months ended September 30, 2011 and 2010, there were no transfers of assets in or out of Level 1 or Level 2 fair value measurements.

Other Fair Value Disclosures

The carrying amounts and estimated fair values of financial instruments at September 30, 2011 and 2010 and December 31, 2010 were as follows (in thousands):

	As of September 30,					As of December 31,
	2011		2010			2010
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value		Carrying Value		Estimated Fair Value
Financial assets:
Cash and cash equivalents	$54,364	$54,364	$52,427	$52,427	$	38,324	$	38,324
Pawn loans	244,441	244,441	196,278	196,278		218,408		218,408
Consumer loans, net	191,642	191,642	129,480	129,480		139,377		139,377
Financial liabilities:
Bank lines of credit	$224,000	$231,112	$173,358	$168,687	$	215,025	$	211,576
Senior unsecured notes	161,667	161,313	153,880	154,338		137,507		134,125
2009 Convertible Notes	106,313	241,069	103,488	177,963		104,172		185,725

Cash and cash equivalents bear interest at market rates and have maturities of less than 90 days. Pawn loans and consumer loans also have relatively short maturity periods. Since cash and cash equivalents, pawn loans and consumer loans generally have relatively short maturity periods, their fair value approximates their carrying value. Pawn loan fee and service charge rates are determined by regulations and bear no valuation relationship to the capital markets’ interest rate movements. Generally, pawn loans may only be resold to a licensed pawnbroker.

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

The Company uses forward currency exchange contracts to minimize the effects of foreign currency risk in the United Kingdom, Australia and Mexico. As of September 30, 2011, the Company designated the intercompany balance related to its Mexico operations as long-term; therefore, future gains and losses related to the translation of this balance will be recognized in “Accumulated other comprehensive income (loss)” in the accompanying consolidated statements of equity. The Company’s forward currency exchange contracts are non-designated derivatives. Any gain or loss resulting from these contracts is recorded as income or loss and is included in “Foreign currency transaction gain (loss)” in the Company’s consolidated statements of income. The Company does not currently manage its exposure to risk from foreign currency exchange rate fluctuations through the use of forward currency exchange contracts in Canada. As the Company’s foreign operations continue to grow, management will continue to evaluate and implement foreign exchange rate risk management strategies.

The fair values of the Company’s derivative instruments at September 30, 2011 and 2010 and December 31, 2010 were as follows (in thousands):

		Balance at

Assets	Balance Sheet Location	September 30, 2011		September 30, 2010		December 31, 2010
Derivatives designated as hedges:		Notional Amount	Fair Value	Notional Amount	Fair Value	Notional Amount	Fair Value
Interest rate contracts	Prepaid expenses and other assets	$30,000	$1	$30,000	$4	$30,000	$7

Non-designated derivatives:
Forward currency exchange contracts	Prepaid expenses and other assets	$64,767	$311	$44,548	$42	$46,392	$(577)

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

The following table presents information on the effect of derivative instruments on the consolidated results of operations and OCI for the three and nine months ended September 30, 2011 and 2010 (in thousands):

	Gains (Losses) Recognized in Income		Gains Recognized in OCI		Gains (Losses) Reclassified From OCI into Income
	Three Months Ended		Three Months Ended		Three Months Ended
	September 30,		September 30,		September 30,
	2011	2010	2011	2010	2011	2010

Derivatives designated as hedges:
Interest rate contracts	$–	$–	$31	$4	$–	$–
Total	$–	$–	$31	$4	$–	$–

Non-designated derivatives:
Forward currency exchange contracts(a)	$4,090	$(432)	$–	$–	$–	$–
Total	$4,090	$(432)	$–	$–	$–	$–

	Gains (Losses) Recognized in Income		Gains (Losses) Recognized in OCI		Gains (Losses) Reclassified From OCI into Income
	Nine Months Ended		Nine Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,
	2011	2010	2011	2010	2011	2010

Derivatives designated as hedges:
Interest rate contracts	$–	$–	$70	$(114)	$–	$–
Total	$–	$–	$70	$(114)	$–	$–

Non-designated derivatives:
Forward currency exchange contracts(a)	$2,382	$(706)	$–	$–	$–	$–
Total	$2,382	$(706)	$–	$–	$–	$–

(a)	The gains (losses) on these derivatives substantially offset the gains (losses) on foreign intercompany balances.

11.     Proposed Divestiture of Enova

On September 15, 2011, Enova, a wholly-owned subsidiary of the Company, filed a registration statement on Form S-1 with the Securities and Exchange Commission in connection with a proposed initial public offering (“IPO”) of its common stock. The number of shares of common stock to be offered and the price range for the offering have not yet been determined. Enova is a provider of online financial services to alternative credit consumers and offers consumer loans, including short-term single payment loans (which are commonly referred to as payday loans) in the United States, the United Kingdom, Australia and Canada, and multi-payment installment loans, in the United States and the United Kingdom. Enova also provided MLOC services in 2008, 2009, and 2010, which ended in 2010. Enova includes all of the operations in the Company’s e-commerce segment. The Company and Enova plan to sell shares of Enova common stock in the IPO, subject to market conditions. In the IPO, Enova will offer common stock to the public, and the Company will also offer a portion of its interest in Enova to the public, with the Company intending to

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

retain 35% to 49% of its ownership interest in Enova immediately following the IPO. After completion of the offering, Enova will be deconsolidated, and the Company will account for its investment in Enova under the equity method of accounting.

At the date of this report, the registration statement is not effective. The completion of the offering is subject to numerous conditions, including market conditions, and the Company can provide no assurance that it will be successfully completed. The securities offered under the registration statement may not be sold, nor may offers to buy be accepted prior to the time that the registration statement becomes effective. The information contained in this Form 10-Q with respect to this offering shall not constitute an offer to sell or a solicitation of an offer to buy these securities.

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

The Company’s consumer loan portfolio includes short-term single payment loans (commonly referred to as payday loans), longer-term multi-payment installment loans, credit services and, through October 2010, participation interests purchased from third parties in the micro line of credit (or “MLOC”) services channel. Consumer loans provide customers with cash, typically in exchange for a promissory note or other repayment agreement. Through the Credit Services Organization program (the “CSO program”), the Company markets and services third-party lenders’ consumer loan products in certain states by acting as a credit services organization on behalf of consumers in accordance with applicable state laws. The CSO program includes credit services, loans arranged with independent third-party lenders, assistance in the preparation of loan applications and loan documents and acceptance of loan payments. The Company also guarantees the customer’s payment obligations in the event of default if the customer is approved for and accepts the loan through the CSO program. A customer who obtains a loan through the CSO program pays the Company a fee for these credit services (“CSO fees”). Although consumer loan transactions may take the form of loans, deferred check deposit transactions, credit services transactions, or, in prior periods, the processing of, and the participation in receivables originated by, a third-party lender’s MLOC product, the transactions are referred to throughout this discussion as “consumer loans.”

Retail Services Segment

The following table sets forth the number of domestic and foreign locations in the Company’s retail services segment offering pawn lending, consumer lending, and other services as of September 30, 2011 and 2010. The Company’s domestic retail services locations operate under the names “Cash America Pawn,” “SuperPawn,” “Cash America Payday Advance,” “Cashland,” “Maxit,” “Pawn X-Change” and “Mr. Payroll.” (Maxit and Pawn X-Change were acquired in October 2010.) The Company’s foreign retail services locations (of which the Company is a majority owner) operate under the name “Prenda Fácil.”

	As of September 30,
	2011			2010

	Domestic(a)(b)	Foreign(a)	Total	Domestic(a)(b)	Foreign(a)	Total

Retail services locations offering:
Both pawn and consumer lending	571	-	571	569	-	569
Pawn lending only	125	186	311	77	202	279
Consumer lending only	86	-	86	89	-	89
Other (c)	115	-	115	125	-	125
Total retail services	897	186	1,083	860	202	1,062

(a)

Except as described in (c) below, includes locations that operate in 23 states in the United States as of both September 30, 2011 and 2010, respectively, and 21 states in Mexico, as of both September 30, 2011 and 2010.

(b)	Includes eight and nine unconsolidated franchised locations operating under the name “Cash America Pawn” as of both September 30, 2011 and 2010, respectively.
(c)

As of September 30, 2011 and 2010, includes six and five consolidated Company-owned check cashing locations, respectively, and 109 and 120 unconsolidated franchised check cashing locations, respectively. As of September 30, 2011, includes locations that operate in 18 states in the United States.

E-Commerce Segment

As of September 30, 2011, the Company’s e-commerce operating segment offers consumer loans to customers over the Internet:

•	in 32 states in the United States at http://www.cashnetusa.com,
•	in the United Kingdom at http://www.quickquid.co.uk and http://www.poundstopocket.co.uk,
•	in Australia at http://www.dollarsdirect.com.au, and
•	in Canada at http://www.dollarsdirect.ca.

The e-commerce segment also includes the Company’s MLOC services channel, which processed MLOC advances on behalf of a third-party lender and had a participation interest in MLOC receivables during most of 2010. In the past, the MLOC services channel generated its earnings through loan processing services the Company provided for a third-party lender, as well as from fees generated from participation interests in receivables the Company acquired. This program ended in October 2010 because the third-party lender discontinued offering MLOC advances. The Company intends to continue pursuing the development of new MLOC opportunities during 2011 and future periods.

Recent Developments

On September 15, 2011, Enova International, Inc. (“Enova”), a wholly-owned subsidiary of the Company that comprises the Company’s e-commerce segment, filed a registration statement on Form S-1 with the Securities and Exchange Commission in connection with a proposed initial public offering (“IPO”) of its common stock. The number of shares of common stock to be offered and the price range for the offering have not yet been determined. Enova is a provider of online financial services to alternative credit consumers and offers consumer loans, including short-term single payment loans (which are commonly referred to as payday loans) in the United States, the United Kingdom, Australia and Canada, and multi-payment installment loans, in the United States and the United Kingdom. Enova also provided MLOC services in 2008, 2009 and 2010, which ended in 2010. Enova includes all of the operations in the Company’s e-commerce segment. The Company and Enova plan to sell shares of Enova common stock in the IPO, subject to market conditions. In the IPO, Enova will offer shares of its common stock to the public and the Company will offer a portion of its interest in Enova to the public, with the Company intending to retain 35% to 49% of its ownership interest in Enova immediately following the IPO. After completion of the offering, Enova will be deconsolidated, and the Company will account for its investment in Enova under the equity method of accounting.

At the date of this report, the registration statement is not effective. The completion of the offering is subject to numerous conditions, including market conditions, and the Company can provide no assurance that it will be successfully completed. The securities offered under the registration statement may not be sold, nor may offers to buy be accepted prior to the time that the registration statement becomes effective. The information contained in this Form 10-Q with respect to this offering shall not constitute an offer to sell or a solicitation of an offer to buy these securities. Upon completion of the proposed initial public offering, the Company intends to use the proceeds it receives in the offering and from the repayment of Enova’s intercompany indebtedness to the Company of $358.6 million as of September 30, 2011, net of applicable taxes, to repay a portion of the amounts outstanding under its domestic line of credit and for other general corporate purposes, which may include, among other potential uses, funding its strategy of expanding its storefront business and products in the United States and Latin America and possibly its repurchases of the Company’s common stock.

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

RESULTS OF OPERATIONS

Highlights

The Company’s financial results for the three months ended September 30, 2011 (the “current quarter”) are summarized below.

•

Consolidated total revenue increased 21.5%, to $387.9 million, for the current quarter compared to the three months ended September 30, 2010 (the “prior year quarter”), due to strong demand across all product categories.

•

Consolidated net revenue increased $41.1 million, or 21.1%, to $235.5 million for the current quarter, from $194.4 million for the prior year quarter. Net revenue from pawn related activities, which is the sum of pawn loan fees and service charges and the net proceeds from the disposition of merchandise, increased 21.3%, or $22.8 million, in the current quarter compared to the prior year quarter, primarily due to organic growth in domestic retail pawn operations and the acquisition of substantially all of the assets of Maxit on October 4, 2010, which owned and operated a 39-store chain of pawn lending locations that operate in Washington and Arizona (“the Maxit acquisition”). Consumer loan fees, net of consumer loan loss provision, increased 22.3%, or $18.7 million, in the current quarter compared to the prior year quarter, primarily due to higher average consumer loan balances in the e-commerce segment from growth in foreign markets.

•

Net income increased 24.6%, to $34.8 million, in the current quarter compared to the prior year quarter. Diluted net income per share increased $0.18 per share, or 20.0%, to $1.08 in the current quarter compared to $0.90 in the prior year quarter.

Overview

Consolidated Net Revenue: Consolidated net revenue is composed of total revenue less cost of disposed merchandise and consumer loan loss provision. Net revenue is the income available to satisfy all remaining expenses and is the measure management uses to evaluate top-line performance.

The following tables show the components of net revenue for the three and nine months ended September 30, 2011 and 2010 by segment and on a consolidated basis (dollars in thousands):

	Three Months Ended September 30, 2011
	Retail Services		E-Commerce		Consolidated
		% of		% of		% of
	Amount	Total	Amount	Total	Amount	Total
Pawn loan fees and service charges	$77,053	48.8%	$-	-%	$77,053	32.7%

Proceeds from disposition of merchandise, net of cost of disposed merchandise	52,957	33.6%	1	-%	52,958	22.5%
Pawn related	$130,010	82.4%	$1	-%	$130,011	55.2%

Consumer loan fees, net of loan loss provision	$25,164	15.9%	$77,241	99.6%	$102,405	43.5%

Other revenue	2,695	1.7%	343	0.4%	3,038	1.3%
Net revenue	$157,869	100.0%	$77,585	100.0%	$235,454	100.0%

	Three Months Ended September 30, 2010
	Retail Services		E-Commerce		Consolidated
		% of		% of		% of
	Amount	Total	Amount	Total	Amount	Total
Pawn loan fees and service charges	$63,968	47.5%	$-	-%	$63,968	32.9%

Proceeds from disposition of merchandise, net of cost of disposed merchandise	43,202	32.1%	-	-%	43,202	22.2%

Pawn related	$107,170	79.6%	$-	-%	$107,170	55.1%

Consumer loan fees, net of loan loss provision	$24,284	18.0%	$59,449	99.5%	$83,733	43.1%

Other revenue	3,249	2.4%	276	0.5%	3,525	1.8%

Net revenue	$134,703	100.0%	$59,725	100.0%	$194,428	100.0%

	Nine Months Ended September 30, 2011
	Retail Services		E-Commerce		Consolidated
		% of		% of		% of
	Amount	Total	Amount	Total	Amount	Total
Pawn loan fees and service charges	$212,290	46.4%	$-	-%	$212,290	32.1%

Proceeds from disposition of merchandise, net of cost of disposed merchandise	165,053	36.1%	7	-%	165,060	25.0%

Pawn related	$377,343	82.5%	$7	-%	$377,350	57.1%

Consumer loan fees, net of loan loss provision	$70,380	15.4%	$202,937	99.4%	$273,317	41.3%

Other revenue	9,540	2.1%	1,223	0.6%	10,763	1.6%

Net revenue	$457,263	100.0%	$204,167	100.0%	$661,430	100.0%

	Nine Months Ended September 30, 2010
	Retail Services		E-Commerce		Consolidated
		% of		% of		% of
	Amount	Total	Amount	Total	Amount	Total
Pawn loan fees and service charges	$181,756	45.3%	$-	-%	$181,756	32.4%

Proceeds from disposition of merchandise, net of cost of disposed merchandise	138,573	34.6%	-	-%	138,573	24.8%

Pawn related	$320,329	79.9%	$-	-%	$320,329	57.2%

Consumer loan fees, net of loan loss provision	$70,605	17.6%	$158,608	99.5%	$229,213	40.9%

Other revenue	10,046	2.5%	794	0.5%	10,840	1.9%

Net revenue	$400,980	100.0%	$159,402	100.0%	$560,382	100.0%

For the current quarter, net revenue increased $41.1 million, or 21.1%, to $235.5 million, from $194.4 million for the prior year quarter. Pawn lending activities accounted for 55.2% and 55.1% of total net revenue for the current quarter and prior year quarter, respectively. Net revenue from pawn lending activities increased $22.8 million, to $130.0 million during the current quarter from $107.2 million in the prior year quarter, which accounted for 55.7% of the overall increase in net revenue. The increase in pawn-related contribution was primarily due to an increase in pawn loan fees and service charges that resulted from higher average pawn loan balances as a result of organic growth in domestic retail operations, the Maxit acquisition and higher sales from the disposition of merchandise. Net revenue from consumer loan activities increased $18.7 million, to $102.4 million during the current quarter, from $83.7 million in the prior year quarter, which accounted for 45.5% of the overall increase in net revenue, mainly due to increases in loans written in both domestic and foreign markets and a lower loss provision as a percentage of consumer loan fees primarily due to modifications in the Company’s underwriting models that have contributed to lower default rates and improvements in the collectability and loan performance quality of the overall portfolio. This increase in net revenue from consumer loans activity was large enough to offset a decrease in revenue from certain domestic markets in which the consumer loan product is no longer offered due to changes in laws and the absence of fees in the current quarter from the Company’s MLOC business, which ceased operations in the fourth quarter of 2010.

For the nine-month period ended September 30, 2011 (the “current nine-month period”), net revenue increased $101.0 million, or 18.0%, to $661.4 million from $560.4 million for the same period in 2010 (the “prior year nine-month period”). Net revenue from pawn lending activities accounted for 57.1% and 57.2% of total net revenue for the current nine-month period and the prior year nine-month period, respectively. Net revenue from pawn lending activities increased $57.1 million, to $377.4 million during the current nine-month period from $320.3 million in the prior year nine-month period, which accounted for 56.4% of the increase in net revenue. The increase in the pawn-related contribution was primarily due to an increase in pawn loan fees and service charges that resulted from higher average pawn loan balances as a result of organic growth in domestic retail operations, the Maxit acquisition, higher sales and increased gross profit from the disposition of merchandise. Net revenue from consumer loan activities increased $44.1 million, to $273.3 million during the current nine-month period, from $229.2 million in the prior year nine-month period, which accounted for 43.6% of the increase in net revenue, mainly due to an increase in loans written from the e-commerce segment in foreign markets in which the Company operates, and a lower loss provision as a percentage of consumer loan fees, primarily due to modifications in the Company’s underwriting models that have contributed to lower default rates and improvements in the collectability and loan performance quality of the overall portfolio. This increase was large enough to offset a decrease in revenue from certain domestic markets in which the consumer loan product is no longer offered due to changes in laws and the absence of fees in the current nine-month period from the Company’s MLOC business, which ceased operations in the fourth quarter of 2010.

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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2011		2010		2011		2010
	$	Per Share	$	Per Share	$	Per Share	$	Per Share
Net income attributable to Cash America International, Inc.	$34,777	$1.08	$27,908	$0.90	$98,136	$3.07	$80,830	$2.56

Adjustments:
Intangible asset amortization, net of tax	939	0.03	643	0.02	3,024	0.09	2,060	0.07
Non-cash equity-based compensation, net of tax	842	0.03	594	0.02	2,448	0.08	1,774	0.06
Convertible debt non-cash interest and issuance cost amortization, net of tax	559	0.02	515	0.01	1,650	0.05	1,543	0.04
Foreign exchange loss (gain), net of tax	483	0.01	(45)	-	658	0.02	62	-
Adjusted earnings	$37,600	$1.17	$29,615	$0.95	$105,916	$3.31	$86,269	$2.73

Adjusted EBITDA

The table below shows adjusted EBITDA, a non-GAAP measure that the Company defines as earnings before depreciation, amortization, interest, foreign currency transaction gains or losses, equity in earnings or loss of unconsolidated subsidiary, taxes and net income or loss attributable to the noncontrolling interest. Management believes adjusted EBITDA is used by investors to analyze operating performance and evaluate the Company’s ability to incur and service debt and its capacity for making capital expenditures. In addition, adjusted EBITDA is also useful to investors to help assess the Company’s liquidity and estimated enterprise value. The computation of adjusted EBITDA as presented below may differ from the computation of similarly-titled measures provided by other companies (dollars in thousands):

	Trailing 12 Months Ended September 30,
	2011	2010
Net Income attributable to Cash America International Inc.	$132,841	$114,513

Adjustments:
Depreciation and amortization expenses	52,172	41,991
Interest expense, net	24,078	21,403
Foreign currency transaction loss	1,421	239
Equity in loss of unconsolidated subsidiary	145	61
Provision for income taxes	79,401	68,193
Net (loss) income attributable to the noncontrolling interest	(479)	71
Adjusted EBITDA	$289,579	$246,471

Adjusted EBITDA margin calculated as follows:

Total revenue	$1,446,181	$1,248,200

Adjusted EBITDA	289,579	246,471
Adjusted EBITDA as a percentage of total revenue	20.0%	19.7%

Quarter Ended September 30, 2011 Compared To Quarter Ended September 30, 2010

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

The following table sets forth selected data related to the Company’s pawn lending activities as of and for the three months ended September 30, 2011 and 2010 (dollars in thousands except where otherwise noted):

	2011					2010
Three Months Ended September 30,	Domestic	Foreign			Total	Domestic	Foreign		Total
Pawn loan fees and service charges	$69,025		$8,028		$77,053	$56,638	$7,330		$63,968
Average pawn loan balance outstanding	$218,607		$20,619		$239,226	$170,703	$21,013		$191,716
Amount of pawn loans written and renewed	$240,062		$34,084		$274,146	$181,665	$20,418		$202,083
Annualized yield on pawn loans	125.3%		107.5%	(a)	123.1%	131.6%	105.2%	(a)	127.9%

Gross profit margin on disposition of merchandise	36.6%			- (a)	36.6%	36.9%		- (a)	36.9%

Merchandise turnover	2.6			- (a)	2.6	2.6		- (a)	2.6

As of September 30,
Ending pawn loan balances	$225,921		$18,520		$244,441	$175,880	$20,398		$196,278

Ending merchandise balance, net	$156,806	$		- (a)	$156,806	$120,244	$-	(a)	$120,244

(a)

With respect to the Company’s foreign pawn operations, the annualized yield on pawn loans is calculated using the average pawn loan balance outstanding in the table above, plus the average value of the collateral underlying unredeemed pawn loans of $9,002 and $6,618 for the three months ended September 30, 2011 and 2010, respectively. Collateral underlying unredeemed pawn loans will be sold to settle the obligations owed by the customer but are not owned by the Company; therefore, profit on the disposition of this collateral is recorded as pawn loan fees and service charges in the Company’s consolidated statements of operations.

Pawn loan fees and service charges. Pawn loan balances in domestic and foreign locations at September 30, 2011 were $244.4 million, which was $48.2 million, or 24.5%, higher than at September 30, 2010. The average balance of pawn loans outstanding during the current quarter increased by $47.5 million, or 24.8%, compared to the prior year quarter, primarily due to organic growth in domestic retail operations and additional pawn loan balances resulting from the Maxit acquisition that occurred in the fourth quarter of 2010. In addition, higher average gold prices have contributed to the growth in pawn loan balances, as increased collateral values have supported customer demand resulting in a higher average loan amount.

Domestic pawn loan fees and service charges from pawn loans increased $12.4 million, or 21.9%, to $69.0 million in the current quarter, from $56.6 million in the prior year quarter. The increase is mainly due to higher average pawn loan balances during the current quarter, which contributed $16.0 million of the increase, partially offset by lower annualized yield on pawn loans, which decreased pawn loan fees and service charges by $3.6 million during the current quarter. The lower pawn loan yield in the domestic portfolio is mainly due to a higher concentration of pawn loans in states with lower statutory loan yields, primarily related to the acquisition of the Maxit stores and the growth in that portfolio since the Maxit acquisition in the fourth quarter of 2010. Management expects this trend will be more comparable after the fourth quarter of 2011.

Foreign pawn loan fees and service charges from pawn loans increased $0.7 million, or 9.5%, to $8.0 million in the current quarter, from $7.3 million in the prior year quarter. The increase is mainly due to lower average pawn loan balances during the current quarter, which decreased pawn loan fees and service charges by $0.1 million, and higher annualized yield on pawn loan fees and service charges, which increased by $0.8 million during the current quarter.

Annualized pawn loan yield was 123.1% in the current quarter, compared to 127.9% in the prior year quarter. The decrease in pawn loan yield is mostly due to a change in mix of pawn loans by market. In the current quarter, the lower pawn loan yield is primarily due to the lower pawn yield in the domestic portfolio.

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

	Three Months Ended September 30,
	2011			2010
	Retail	Commercial	Total	Retail	Commercial	Total
Proceeds from disposition	$76,101	$68,720	$144,821	$64,578	$52,420	$116,998
Gross profit on disposition	$29,936	$23,022	$52,958	$26,203	$16,999	$43,202
Gross profit margin	39.3%	33.5%	36.6%	40.6%	32.4%	36.9%
Percentage of total gross profit	56.5%	43.5%	100.0%	60.7%	39.3%	100.0%

The total proceeds from disposition of merchandise increased $27.8 million, or 23.8%, in the current quarter compared to the prior year quarter, and the total profit from the disposition of merchandise increased $9.8 million, or 22.6%, during the current quarter compared to the prior year quarter. The overall profit margin percentage decreased to 36.6% in the current quarter from 36.9% in the prior year quarter, mainly due to a lower profit margin on retail sales. The consolidated merchandise turnover rate remained flat at 2.6 times during the current quarter and the prior year quarter.

Proceeds from retail dispositions of merchandise increased $11.5 million, or 17.8%, during the current quarter compared to the prior year quarter, primarily due to organic growth in the Company’s domestic retail operations and the Maxit acquisition. However, the profit margin on the retail disposition of merchandise decreased to 39.3% in the current quarter from 40.6% in the prior year quarter. The decrease in profit margin was primarily related to an increase in the average cost of jewelry items sold through retail services locations due to an increase in advance amounts on loans related to the higher average market price for gold.

Proceeds from commercial dispositions increased $16.3 million, or 31.1%, during the current quarter compared to the prior year quarter. Gross profit from commercial dispositions increased $6.0 million, due to an increase in gross profit from refined gold, partially offset by a decrease in gross profit from diamonds. The profit margin on commercial sales increased to 33.5% in the current quarter from 32.4% in the prior year quarter. These increases were primarily due to an increase in the average market prices for gold and diamonds, as the volume of refined gold sold remained relatively flat, and partially offset by a decrease in gross profit and profit margin from diamonds.

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

Total merchandise held for disposition increased during the current quarter, compared to the prior year quarter, primarily due to organic growth in the retail services segment as well as the Maxit acquisition. The table below summarizes the age of merchandise held for disposition related to the Company’s domestic pawn operations before valuation allowance of $0.7 million as of both September 30, 2011 and 2010 (dollars in thousands).

	2011		2010
Balance at September 30,	Amount	%	Amount	%

Jewelry - held for one year or less	$ 99,383	63.1	$ 77,729	64.3
Other merchandise - held for one year or less	52,687	33.4	37,215	30.7
Total merchandise held for one year or less	152,070	96.5	114,944	95.0

Jewelry - held for more than one year	2,091	1.3	3,033	2.5
Other merchandise - held for more than one year	3,345	2.2	2,967	2.5
Total merchandise held for more than one year	5,436	3.5	6,000	5.0
Total merchandise held for disposition	$157,506	100.0	$ 120,944	100.0

Consumer Loan Activities:

Consumer loan fees. Consumer loan fees increased $28.1 million, or 20.8%, to $163.0 million in the current quarter compared to $134.9 million in the prior year quarter. The increase in consumer loan fees is primarily due to growth in the e-commerce segment from lending in the foreign markets in which the Company operates, which was offset by a decrease in revenue from domestic markets in which consumer loans are no longer offered due to changes in laws and the absence of fees in the current quarter from the Company’s MLOC business, which ceased operations in the fourth quarter of 2010.

Consumer loan loss provision. The consumer loan loss provision increased by $9.5 million, to $60.6 million in the current quarter, from $51.1 million in the prior year quarter. The loss provision as a percentage of consumer loan fees decreased to 37.2% in the current quarter, from 37.9% in the prior year quarter, primarily due to modifications in the Company’s underwriting models that have contributed to lower default rates and improvements in the collectability and loan performance quality of the overall portfolio in both the domestic and foreign portfolios, partially offset by higher loan balances in foreign e-commerce markets, which generally have higher loss rates.

The following table sets forth consumer loan fees by segment adjusted for the deduction of the loan loss provision for the current quarter and the prior year quarter (dollars in thousands):

	Three Months Ended September 30,
	2011			2010
	Retail Services	E-Commerce	Total	Retail Services	E-Commerce	Total

Short-term loans	$29,741	$117,084	$146,825	$29,129	$92,533	$121,662
Installment loans	2,936	13,220	16,156	121	2,965	3,086
MLOC	-	-	-	-	10,121	10,121
Consumer loan fees	$32,677	$130,304	$162,981	$29,250	$105,619	$134,869
Consumer loan loss provision	7,513	53,063	60,576	4,966	46,170	51,136
Consumer loan fees, net of loan loss provision	$25,164	$77,241	$102,405	$24,284	$59,449	$83,733
Year-over-year change - $	$880	$17,792	$18,672	$(145)	$23,359	$23,214
Year-over-year change - %	3.6%	29.9%	22.3%	0.6%	64.7%	38.4%
Consumer loan loss provision as a % of consumer loan fees	23.0%	40.7%	37.2%	17.0%	43.7%	37.9%

Combined consumer loans. In addition to reporting consumer loans owned by the Company and guaranteed by the Company, which are either GAAP items or disclosures required by GAAP, the Company has provided combined consumer loan balances, which are non-GAAP measures that include (i) Company-owned consumer loans, which are GAAP measures that consist of consumer loans written by the Company and, during 2010, the Company’s participation interests in consumer loans written by third-party leader’s MLOC product, and (ii) consumer loans guaranteed by the Company, which are GAAP measures that consist of consumer loans written by third-party lenders through the CSO program that the Company guarantees. In addition, the Company has provided disclosure regarding consumer loans written, which is statistical data that is not included in the Company’s financial statements. Management believes these measures are useful to investors in evaluating the consumer loan portfolio on an aggregate basis, including its evaluation of the loss provision for the Company-owned portfolio and third-party lender-owned portfolios that the Company guarantees. The Company also provides allowances and liabilities for losses on consumer loans on a combined basis, which are GAAP measures.

Consumer loan balances. The outstanding combined portfolio balance of consumer loans, net of allowances and liabilities for losses, increased $65.3 million, or 37.3%, to $240.4 million at September 30, 2011 from $175.1 million at September 30, 2010, primarily due to increased demand for consumer loan products in both the retail services and e-commerce segments. The Company has experienced growth in consumer loan balances from the foreign e-commerce business in recent years and expects that foreign consumer loan balances will continue to comprise a greater percentage of the e-commerce segment’s total consumer loan balances in the future.

The combined consumer loan balance includes $239.0 million and $175.1 million of Company-owned consumer loan balances at September 30, 2011 and 2010, respectively, before the allowance for losses of $47.3 million and $45.6 million, respectively, which has been provided in the consolidated financial statements as of September 30, 2011 and 2010, respectively. The combined loan balance also includes $51.2 million and $48.4 million of consumer loan balances which are guaranteed by the Company at September 30, 2011 and 2010, respectively, before the liability for losses of $2.5 million and $2.8 million, respectively, which has been provided in the consolidated financial statements for September 30, 2011 and 2010, respectively.

The following table summarizes consumer loan balances outstanding as of September 30, 2011 and 2010 (dollars in thousands):

	As of September 30,
	2011			2010
	Company Owned(a)	Guaranteed by the Company(a)	Combined(b)	Company Owned(a)	Guaranteed by the Company(a)	Combined(b)
Ending consumer loan balances:

Retail Services
Short-term loans	$48,891	$8,644	$57,535	$45,700	$9,401	$55,101
Installment loans	8,484	6,218	14,702	1,174	1,024	2,198
Total Retail Services, gross	57,375	14,862	72,237	46,874	10,425	57,299

E-Commerce
Domestic
Short-term loans	51,829	33,514	85,343	52,707	36,673	89,380
Installment loans	19,856	-	19,856	5,856	-	5,856
MLOC	-	-	-	21,196	-	21,196
Total Domestic, gross	71,685	33,514	105,199	79,759	36,673	116,432

Foreign
Short-term loans	86,987	2,842	89,829	48,313	1,318	49,631
Installment loans	22,930	-	22,930	120	-	120
Total Foreign, gross	109,917	2,842	112,759	48,433	1,318	49,751
Total E-Commerce, gross	181,602	36,356	217,958	128,192	37,991	166,183
Total ending loan balance, gross	238,977	51,218	290,195	175,066	48,416	223,482
Less: Allowance and liabilities for losses(a)	(47,335)	(2,487)	(49,822)	(45,586)	(2,790)	(48,376)
Total ending loan balance, net	$191,642	$48,731	$240,373	$129,480	$45,626	$175,106
(a)	GAAP measure. The consumer loan balances guaranteed by the Company are not recorded in the Company’s financial statements.
(b)	Except for allowance and liability for losses, amounts represent non-GAAP measures.

Consumer loans written. The amount of combined consumer loans written was $818.0 million in the current quarter, which is a decrease of $4.6 million, or 0.6%, from $822.6 million in the prior year quarter, mainly due to the absence of consumer loans written in the MLOC services channel and decreased loans written in domestic markets in which consumer loans are no longer offered due to changes in laws, partially offset by continued growth in consumer loans written from the e-commerce segment in foreign markets and an increase in multi-payment longer-term installment loans.

The average amount per consumer loan increased to $514 from $417 during the current quarter compared to the prior year quarter, due largely to the absence of loans purchased through the MLOC channel in the current quarter, which generally have a lower average loan amount per loan, and an increase in multi-payment longer-term installment loans, which typically have a larger average loan amount than single-payment short-term loans. Management expects the average amount per consumer loan to increase for the remainder of 2011 due to the increase in installment lending.

The following table summarizes the consumer loans written for the current year quarter and the prior year quarter (dollars in thousands):

	Three Months Ended September 30,
	2011			2010
	Company Owned(a)	Guaranteed by the Company(a)	Combined(b)	Company Owned(a)	Guaranteed by the Company(a)	Combined(b)
Amount of consumer loans written:

Retail Services
Short-term loans	$196,771	$45,915	$242,686	$181,384	$51,871	$233,255
Installment loans	1,601	5,126	6,727	267	1,576	1,843

Total Retail Services	198,372	51,041	249,413	181,651	53,447	235,098

E-Commerce
Domestic
Short-term loans	109,909	180,890	290,799	118,646	229,212	347,858
Installment loans	15,223	-	15,223	5,994	-	5,994
MLOC	-	-	-	107,345	-	107,345

Total Domestic	125,132	180,890	306,022	231,985	229,212	461,197

Foreign
Short-term loans	231,310	15,410	246,720	119,543	6,608	126,151
Installment loans	15,844	-	15,844	119	-	119

Total Foreign	247,154	15,410	262,564	119,662	6,608	126,270

Total E-Commerce	372,286	196,300	568,586	351,647	235,820	587,467

Total amount of consumer loans written	$570,658	$247,341	$817,999	$533,298	$289,267	$822,565

Number of consumer loans written:

Retail Services
Short-term loans	423,380	81,771	505,151	417,507	89,742	507,249
Installment loans	1,554	977	2,531	759	293	1,052

Total Retail Services	424,934	82,748	507,682	418,266	90,035	508,301

E-Commerce
Domestic
Short-term loans	342,634	258,705	601,339	336,578	337,272	673,850
Installment loans	11,799	-	11,799	9,213	-	9,213
MLOC	-	-	-	530,400	-	530,400

Total Domestic	354,433	258,705	613,138	876,191	337,272	1,213,463

Foreign
Short-term loans	433,216	22,251	455,467	238,190	13,809	251,999
Installment loans	13,967	-	13,967	133	-	133

Total Foreign	447,183	22,251	469,434	238,323	13,809	252,132

Total E-Commerce	801,616	280,956	1,082,572	1,114,514	351,081	1,465,595

Total number of consumer loans written	1,226,550	363,704	1,590,254	1,532,780	441,116	1,973,896

(a)	GAAP measure.
(b)	Non-GAAP measure.

Consumer loan loss experience. The Company maintains an allowance for losses on consumer loans at a level projected to be adequate to absorb credit losses inherent in the outstanding consumer loan portfolio, as well as a liability for expected losses related to loans guaranteed under the CSO program. The allowance and the liability are based on historical trends in portfolio performance and the status of the balance owed by the customer. The Company generally charges off all consumer loans, including accrued interest, once they have been in default for 60 consecutive days, or sooner if deemed uncollectible. Generally, interest does not continue to accrue on consumer loans in default. Recoveries on losses previously charged to the allowance are credited to the allowance when collected.

The combined allowance and liability for losses as a percentage of combined consumer loans and fees receivable balance decreased for the current quarter, to 17.2%, from 21.6% in the prior year quarter, predominately due to modifications in the Company’s underwriting models that have contributed to lower default rates and improvements in the collectability and loan performance quality of the overall portfolio, as discussed in the “Consumer loan loss provision” section above.

The following table shows consumer loan information for each of the last five quarters (dollars in thousands):

	2010		2011
	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter
Consumer loan balances and fees receivable:
Gross - Company owned	$175,066	$178,330	$161,145	$197,582	$238,977
Gross - Guaranteed by the Company	48,416	52,568	38,750	47,259	51,218

Combined consumer loans and fees receivable, gross(a)	$223,482	$230,898	$199,895	$244,841	$290,195
Allowance and liability for losses on consumer loans	48,376	41,791	36,721	39,348	49,822

Combined consumer loans and fees receivable, net(a)	$175,106	$189,107	$163,174	$205,493	$240,373

Allowance and liability for losses and accrued third-party lender losses as a % of combined consumer loans and fees receivable, gross(a)	21.6%	18.1%	18.4%	16.1%	17.2%

(a)	Non-GAAP measure.

The following table summarizes the consumer loan loss provision for the current quarter and the prior year quarter (dollars in thousands):

	Three Months Ended September 30,
	2011	2010
Consumer loan loss provision:
Loss provision on Company owned consumer loans	$60,226	$51,671
Loss provision on consumer loans guaranteed by the Company	350	(535)
Combined consumer loan loss provision	$60,576	$51,136
Charge-offs, net of recoveries	$50,102	$42,808

Due to the short-term nature of the consumer loan product and the high velocity of loans written, seasonal trends are evidenced in quarter-to-quarter performance. In the typical business cycle, the combined consumer loan loss provision as a percent of combined consumer loans written is lowest in the first quarter and increases throughout the year, with the final two quarters generally combining for the peak levels of loss provision expense. The loss provision as a percentage of combined loans written increased to 7.4% in the current quarter, compared to 6.2% in the prior year quarter, due to growth in loans written in foreign e-commerce markets, which generally have higher loss rates and the growth of the installment loan products. The fourth quarter 2010 consumer loan loss provision as a percent of combined consumer loans written was extraordinarily high due to the additional loan losses associated with the sudden interruption of the MLOC loan portfolio; however, this ratio has returned to a typical seasonal trend for the first three quarters of 2011.

The following table shows the Company’s loss experience for each of the last five quarters (dollars in thousands):

	2010		2011
	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter
Consumer loans written:
Company owned	$533,298	$486,106	$429,810	$489,334	$570,658
Guaranteed by the Company	289,267	249,709	208,963	214,218	247,341

Combined consumer loans written(a)	$822,565	$735,815	$638,773	$703,552	$817,999

Combined consumer loan loss provision as a % of combined consumer loans written (a)	6.2%	7.1%	6.2%	6.4%	7.4%
Charge-offs (net of recoveries) as a % of combined consumer loans written(a)	5.2%	8.0%	7.0%	6.0%	6.1%
Combined consumer loan loss provision as a % of consumer loan fees	37.9%	39.8%	32.1%	34.1%	37.2%
(a)	Non-GAAP measure.

Total Expenses: Total expenses increased $28.2 million, or 19.6%, to $172.3 million in the current quarter, compared to $144.1 million in the prior year quarter. Total expenses for the retail services segment increased $17.7 million, or 17.8%, to $116.9 million during the current quarter compared to the prior year quarter. Total expenses for the e-commerce segment increased $10.5 million, or 23.5%, to $55.4 million in the current quarter compared to the prior year quarter.

The table below shows total expenses by segment and significant category for the current quarter and the prior year quarter (dollars in thousands):

	Three Months Ended September 30,
	2011			2010
	Retail Services	E-Commerce	Total	Retail Services	E-Commerce	Total
Operations:
Personnel	$52,330	$9,137	$61,467	$44,711	$7,879	$52,590
Occupancy	23,514	579	24,093	21,450	738	22,188
Marketing	2,495	20,250	22,745	3,478	16,498	19,976
Other	11,643	4,574	16,217	7,954	3,101	11,055

Total operations	89,982	34,540	124,522	77,593	28,216	105,809

Administration:
Personnel	13,307	8,132	21,439	12,287	7,782	20,069
Other	1,646	9,832	11,478	1,034	6,735	7,769

Total administration	14,953	17,964	32,917	13,321	14,517	27,838

Depreciation and amortization	11,998	2,852	14,850	8,348	2,074	10,422

Total expenses	$116,933	$55,356	$172,289	$99,262	$44,807	$144,069
Year-over-year change - $
Operations	$12,389	$6,324	$18,713	$5,629	$10,812	$16,441
Administration	1,632	3,447	5,079	755	5,111	5,866
Depreciation and amortization	3,650	778	4,428	30	173	203

Total	$17,671	$10,549	$28,220	$6,414	$16,096	$22,510

Year-over-year change - %	17.8%	23.5%	19.6%	6.9%	56.1%	18.5%

Operations expense. Operations expense for the retail services segment increased $12.4 million, or 16.0%, to $90.0 million during the current quarter compared to the prior year quarter. Personnel expense increased $7.6 million during the current quarter, which was related to the newly acquired Maxit locations and to normal personnel additions, merit increases and incentive program accruals. Occupancy expense increased $2.1 million during the current quarter, which related to the newly acquired Maxit locations and to normal rent increases. The increase in other operating expenses was primarily due to increases in maintenance, selling, travel and office expenses, due in part to the Maxit acquisition and other general expense increases.

Operations expense for the e-commerce segment increased $6.3 million, or 22.4%, to $34.5 million during the current quarter compared to the prior year quarter. Personnel expense increased $1.3 million, primarily due to the addition of new personnel to support the e-commerce segment’s growth in foreign markets. The increase in marketing expense was mainly due to the online lending channel’s efforts to expand the Company’s customer base in both domestic and foreign markets.

Administration Expense. Administration expense for the retail services segment increased $1.6 million, or 12.3%, to $15.0 million during the current quarter compared to the prior year quarter. The increase was primarily due to increased personnel expense, including salaries, short-term management bonuses, and employee benefit costs.

Administration expense for the e-commerce segment increased $3.4 million, or 23.7%, to $18.0 million in the current quarter compared to the prior year quarter. The increase was primarily due to increased salaries, wages and product development costs at the Company’s e-commerce segment to support the segment’s continued growth, as well as costs associated with filing Enova’s Form S-1 registration statement. See “Recent Developments” section above for further discussion.

Depreciation and Amortization. Depreciation and amortization expense at the retail services segment increased $3.7 million, or 43.7%, to $12.0 million, mainly due to the Maxit acquisition and normal facility upgrades and remodels. Also contributing to the increase was $1.2 million of additional depreciation expense associated with the Company’s new proprietary domestic point-of-sale system, which began being placed in service in July 2011.

Depreciation and amortization expenses at the e-commerce segment increased $0.8 million, or 37.5%, to $2.9 million primarily related to systems development in support of new products, as well as normal system upgrades.

Interest Expense: Interest expense increased $1.3 million, or 21.6%, to $6.9 million in the current quarter as compared to $5.6 million in the prior year quarter. The Company’s effective blended borrowing cost increased to 4.8% in the current quarter from 4.7% in the prior year quarter, mainly due to the Company’s increased concentration of borrowings under its variable rate line of credit, which had a higher average interest rate and higher average debt balance in the current quarter compared to prior year quarter. During the current quarter, the average amount of debt outstanding increased $66.1 million, to $489.6 million from $423.5 million during the prior year quarter, primarily due to the Maxit acquisition during the fourth quarter of 2010 as well as increased funding of pawn loans and consumer loans. In general, acquisitions and working capital needs are predominantly funded by borrowings under the Company’s line of credit. The Company incurred non-cash interest expense of $0.9 million in the current quarter from its Convertible Notes due 2029 (the “2009 Convertible Notes”).

Foreign Currency Transaction Gain/Loss: The Company is impacted by foreign currency transactions due to certain of its subsidiaries conducting business in currencies other than the U.S. dollar. In the current quarter, the Company recorded a foreign currency transaction loss of approximately $0.8 million related to its operations in foreign countries, compared to a $0.1 million gain in the prior year quarter, primarily because the U.S. dollar has strengthened against both the Mexican Peso and the British Pound.

Nine Months Ended September 30, 2011 Compared To Nine Months Ended September 30, 2010

Pawn Lending Activities:

The following table sets forth selected data related to the Company’s pawn lending activities as of and for the nine-month periods ended September 30, 2011 and 2010 (dollars in thousands except where otherwise noted):

	2011				2010
Nine Months Ended September 30,	Domestic	Foreign		Total	Domestic	Foreign		Total
Pawn loan fees and service charges	$190,409	$21,881		$212,290	$158,580	$23,176		$181,756
Average pawn loan balance outstanding	$197,316	$21,645		$218,961	$157,343	$22,286		$179,629
Amount of pawn loans written and renewed	$641,260	$80,483		$721,743	$491,602	$66,398		$558,000
Annualized yield on pawn loans	129.0%	101.5%	(a)	114.6%	134.8%	112.8%	(a)	117.3%

Gross profit margin on disposition of merchandise	37.9%	-	(a)	37.9%	37.2%	-	(a)	37.2%

Merchandise turnover	2.8	-	(a)	2.8	2.9	-	(a)	2.9

As of September 30,
Ending pawn loan balances	$225,921	$18,520		$244,441	$175,880	$20,398		$196,278

Ending merchandise balance, net	$156,806	$-	(a)	$156,806	$120,244	$-	(a)	$120,244

(a)

With respect to the Company’s foreign pawn operations, the annualized yield on pawn loans is calculated using the average pawn loan balance outstanding in the table above, plus the average value of the collateral underlying unredeemed pawn loans of $7,175 and $5,180 for the nine months ended September 30, 2011 and 2010, respectively. Collateral underlying unredeemed pawn loans will be sold to settle the obligations owed by customers but are not owned by the Company; therefore, profit on the disposition of this collateral is recorded as pawn loan fees and service charges in the Company’s consolidated statements of operations.

Pawn loan fees and service charges. The average balance of pawn loans outstanding for the current nine-month period increased by $39.3 million, or 21.9%, compared to the prior year nine-month period, primarily due to organic growth in domestic retail operations and the additional pawn loan balances resulting from the Maxit acquisition that occurred in the fourth quarter of 2010. In addition, higher average gold prices have contributed to the growth in pawn loan balances as increased collateral values have supported customer demand, resulting in a higher average pawn loan amount.

Domestic pawn loan fees and service charges increased $31.8 million, or 20.1%, to $190.4 million in the current nine-month period from $158.6 million in the prior year nine-month period. The increase is mainly due to higher average pawn loan balances during the current nine-month period, which contributed $40.5 million of the increase, partially offset by lower annualized yield on pawn loans, which decreased pawn loan fees and service charges by $8.7 million during the current nine-month period. The lower pawn loan yield in the domestic portfolio is due to a higher concentration of pawn loans in states with lower statutory loan yields, primarily related to the acquisition of the Maxit stores and the growth in that portfolio since the Maxit acquisition in the fourth quarter of 2010. Management expects this trend will be more comparable after the fourth quarter of 2011.

Foreign pawn loan fees and service charges decreased $1.3 million, or 5.6%, to $21.9 million in the current nine-month period from $23.2 million in the prior year nine-month period. The decrease is mainly due to lower average pawn loan balances during the current nine-month period, which contributed $0.7 million of the decrease, and lower annualized yield on pawn loans, which contributed $0.6 million to the decrease during the current nine-month period.

Annualized pawn loan yield was 114.6% in the current nine-month period, compared to 117.3% in the prior year nine-month period. The decrease in pawn loan yield is mostly due to a change in mix of pawn loans by market. In the current nine-month period, the lower pawn loan yield is primarily due to lower pawn yield in the domestic portfolio.

Proceeds from disposition of merchandise. The following table summarizes the proceeds from the disposition of merchandise and the related profit for the current nine-month period and the prior year nine-month period (dollars in thousands):

	Nine Months Ended September 30,
	2011			2010
	Retail	Commercial	Total	Retail	Commercial	Total
Proceeds from disposition	$246,028	$189,747	$435,775	$214,750	$157,981	$372,731
Gross profit on disposition	$97,859	$67,201	$165,060	$86,106	$52,467	$138,573
Gross profit margin	39.8%	35.4%	37.9%	40.1%	33.2%	37.2%
Percentage of total gross profit	59.3%	40.7%	100.0%	62.1%	37.9%	100.0%

The total proceeds from disposition of merchandise increased $63.0 million, or 16.9%, during the current nine-month period from the prior year nine-month period, and the total gross profit from the disposition of merchandise increased $26.5 million, or 19.1%, during the current nine-month period from the prior year nine-month period, mainly due to higher proceeds and gross profit margin on commercial sales and higher proceeds from retail sales. The consolidated merchandise turnover rate decreased to 2.8 times in the current nine-month period, compared to 2.9 times in the prior year nine-month period.

Proceeds from retail dispositions of merchandise increased $31.3 million, or 14.6%, during the current nine-month period from the prior year nine-month period, primarily due to organic growth in the Company’s domestic retail operations and the Maxit acquisition. However, the profit margin on the retail disposition of merchandise decreased slightly to 39.8% in the current nine-month period from 40.1% in the prior year nine-month period due primarily to slightly lower gross profit on retail jewelry sales.

Proceeds from commercial dispositions increased $31.8 million, or 20.1%, during the current nine-month period over the prior year nine-month period. The profit margin on commercial sales increased to 35.4% in the current nine-month period from 33.2% in the prior year nine-month period. These increases were primarily due to an increase in the average market prices for gold and diamonds, offset by lower refined gold sales volume as a result of lower forfeiture rates on the Company’s pawn loan portfolio secured by jewelry.

Consumer Loan Activities:

Consumer loans fees. Consumer loan fees increased $59.3 million, or 16.5%, to $418.5 million in the current nine-month period, compared to $359.2 million in the prior year nine-month period. The increase in consumer loan fees is primarily due to growth in the e-commerce segment from lending in the foreign markets in which the Company operates, which was offset by a decrease in revenue from domestic markets in which consumer loans are no longer offered due to changes in laws and the absence of fees from the Company’s MLOC business, which ceased operations in the fourth quarter of 2010.

The following table sets forth consumer loan fees by segment adjusted for the deduction of the loan loss provision for the current and the prior year nine-month periods (dollars in thousands):

	Nine Months Ended September 30,
	2011			2010
	Retail Services	E-Commerce	Total	Retail Services	E-Commerce	Total
Short-term loans	$79,503	$304,153	$383,656	$83,450	$243,543	$326,993
Installment loans	6,329	28,537	34,866	126	6,489	6,615
MLOC	-	-	-	-	25,568	25,568
Consumer loan fees	$85,832	$332,690	$418,522	$83,576	$275,600	$359,176
Consumer loan loss provision	15,452	129,753	145,205	12,971	116,992	129,963
Consumer loan fees, net of loan loss provision	$70,380	$202,937	$273,317	$70,605	$158,608	$229,213
Year-over-year change - $	$(225)	$44,329	$44,104	$576	$57,160	$57,736
Year-over-year change - %	(0.3)%	27.9%	19.2%	0.8%	56.3%	33.7%
Consumer loan loss provision as a % of consumer loan fees	18.0%	39.0%	34.7%	15.5%	42.4%	36.2%

Consumer loans written. The amount of combined consumer loans written was $2.16 billion in the current nine-month period, which is a decrease of $26.2 million, or 1.2%, from $2.19 billion in the prior year nine-month period, mainly due to the absence of consumer loans written in the MLOC services channel and, to a lesser extent, a decrease in loans written in domestic markets in which consumer loans are no longer offered due to changes in laws. Mitigating the decrease in combined consumer loans written was continued growth in consumer loans written from the e-commerce segment in foreign markets and an increase in multi-payment longer-term installment loans.

The average amount per consumer loan increased to $510 from $416 during the current nine-month period compared to the prior year nine-month period, due to the absence of loans purchased through the MLOC channel, which generally have a lower average loan amount per loan, and an increase in multi-payment longer-term installment loans, which typically have a higher average loan amount than single-payment short-term loans. Management expects the average amount per consumer loan to increase for the remainder of 2011 due to the increase in installment lending.

The following table summarizes selected data related to the Company’s consumer loan activities for the current and the prior year nine-month periods (dollars in thousands):

	Nine Months Ended September 30,
	2011			2010
	Company Owned(a)	Guaranteed by the Company(a)	Combined(b)	Company Owned(a)	Guaranteed by the Company(a)	Combined(b)
Amount of consumer loans written:
Retail Services
Short-term loans	$534,182	$128,431	$662,613	$510,759	$148,088	$658,847
Installment loans	6,580	10,193	16,773	267	1,793	2,060
Total Retail Services	540,762	138,624	679,386	511,026	149,881	660,907

E-Commerce
Domestic
Short-term loans	315,472	491,424	806,896	336,201	597,391	933,592
Installment loans	28,262	-	28,262	13,187	-	13,187
MLOC	-	-	-	274,234	-	274,234
Total Domestic	343,734	491,424	835,158	623,622	597,391	1,221,013

Foreign
Short-term loans	568,507	40,476	608,983	288,297	16,166	304,463
Installment loans	36,797	-	36,797	119	-	119
Total Foreign	605,304	40,476	645,780	288,416	16,166	304,582
Total E-Commerce	949,038	531,900	1,480,938	912,038	613,557	1,525,595
Total amount of consumer loans written	$1,489,800	$670,524	$2,160,324	$1,423,064	$763,438	$2,186,502

Number of consumer loans written:
Retail Services
Short-term loans	1,155,859	226,068	1,381,927	1,172,012	257,384	1,429,396
Installment loans	5,101	2,039	7,140	759	324	1,083
Total Retail Services	1,160,960	228,107	1,389,067	1,172,771	257,708	1,430,479

E-Commerce
Domestic
Short-term loans	957,228	693,814	1,651,042	931,268	863,570	1,794,838
Installment loans	24,630	-	24,630	21,655	-	21,655
MLOC	-	-	-	1,378,959	-	1,378,959
Total Domestic	981,858	693,814	1,675,672	2,331,882	863,570	3,195,452

Foreign
Short-term loans	1,077,980	61,340	1,139,320	593,503	37,014	630,517
Installment loans	32,185	-	32,185	133	-	133
Total Foreign	1,110,165	61,340	1,171,505	593,636	37,014	630,650
Total E-Commerce	2,092,023	755,154	2,847,177	2,925,518	900,584	3,826,102
Total number of consumer loans written	3,252,983	983,261	4,236,244	4,098,289	1,158,292	5,256,581
(a)	GAAP measure.
(b)

Non-GAAP measure. See “Quarter Ended September 30, 2011 Compared to Quarter Ended September 30, 2010 – Consumer Loan Activities – Combined consumer loans” section above for a discussion of the Company’s use of non-GAAP measures with respect to combined consumer loans.

Consumer loan loss provision. The consumer loan loss provision increased by $15.2 million to $145.2 million in the current nine-month period, from $130.0 million in the prior year nine-month period. The loss provision as a percentage of consumer loan fees decreased to 34.7% in the current nine-month period from 36.2% in the prior year nine-month period, primarily due to modifications in the Company’s underwriting models that have contributed to lower default rates and improvements in the collectability and loan performance quality of the overall portfolio in both the domestic and foreign portfolios, partially offset by higher loan balances in the foreign e-commerce markets, which generally have higher loss rates.

The following table summarizes the consumer loan loss provision for the current and the prior year nine-month periods (dollars in thousands):

	Nine Months Ended September 30,
	2011	2010

Consumer loan loss provision:
Loss provision on Company owned consumer loans	$145,556	$130,117
Loss provision on consumer loans guaranteed by the Company(a)	(351)	(154)
Combined consumer loan loss provision	$145,205	$129,963

Charge-offs, net of recoveries	$137,174	$111,881

(a)

The loss provisions on consumer loans guaranteed by the Company for the nine months ended September 30, 2011 and 2010 are credit balances due to improved collection rates and slightly lower volume of loans outstanding for the period as compared to the prior year period.

Total Expenses: Total expenses increased $70.8 million, or 17.1%, to $485.2 million in the current nine-month period, compared to $414.4 million in the prior year nine-month period. Total expenses at the retail services segment increased $43.7 million, or 14.7%, to $341.9 million during the current nine-month period compared to the prior year nine-month period. Total expenses for the e-commerce segment increased $27.0 million, or 23.2%, to $143.3 million in the current nine-month period compared to the prior year nine-month period.

The table below shows total expense by segment and significant category for the current and the prior year nine-month periods (dollars in thousands):

	Nine Months Ended September 30,
	2011			2010
	Retail Services	E-Commerce	Total	Retail Services	E-Commerce	Total
Operations:
Personnel	$150,777	$25,800	$176,577	$134,904	$21,295	$156,199
Occupancy	70,140	1,669	71,809	63,939	1,752	65,691
Marketing	9,866	48,042	57,908	9,089	40,772	49,861
Other	34,186	12,519	46,705	24,122	8,386	32,508
Total operations	264,969	88,030	352,999	232,054	72,205	304,259

Administration:
Personnel	39,936	21,809	61,745	36,405	19,572	55,977
Other	5,965	24,904	30,869	4,471	18,384	22,855
Total administration	45,901	46,713	92,614	40,876	37,956	78,832

Depreciation and amortization	31,026	8,574	39,600	25,220	6,135	31,355
Total expenses	$341,896	$143,317	$485,213	$298,150	$116,296	$414,446

Year-over-year change - $
Operations	$32,915	$15,825	$48,740	$13,593	$29,382	$42,975
Administration	5,025	8,757	13,782	575	12,226	12,801
Depreciation and amortization	5,806	2,439	8,245	(237)	639	402
Total	$43,746	$27,021	$70,767	$13,931	$42,247	$56,178
Year-over-year change - %	14.7%	23.2%	17.1%	4.9%	57.1%	15.7%

Operations expense. Operations expense for the retail services segment increased $32.9 million, or 14.2%, to $265.0 million, during the current nine-month period, compared to the prior year nine-month period. Personnel expense increased $15.9 million during the current nine-month period, which was mainly related to the newly acquired Maxit locations and to normal personnel additions and merit increases. Occupancy expense increased $6.2 million during the current nine-month period, which mainly related to the newly acquired Maxit locations and to normal rent increases. The increase in other operating expenses was due in part to adjustments made by the Company during the current nine-month period totaling $2.5 million in the foreign operations that are included in the retail services segment, predominately related to the impairment of the existing point-of-sale system, which the Company began to replace in the second quarter of 2011, as well as adjustments for other impaired assets, severance and miscellaneous operating expenses. Management expects that these expenses are non-recurring as they reflect the continued transition from the previous management of Prenda Fácil and strategic re-orientation of the business activities which was initiated at the end of 2010. In addition, other operating expenses increased mainly due to increased maintenance, selling, travel and office expenses due in part to the Maxit acquisition and general expense increases.

Operations expense for the e-commerce segment increased $15.8 million, or 21.9%, to $88.0 million during the current nine-month period compared to the prior year nine-month period. Marketing expense increased $7.3 million during the current nine-month period, mainly due to the online lending channel’s efforts to expand the

Company’s customer base in both domestic and foreign markets. Personnel expense increased $4.5 million, primarily due to the addition of new personnel to support the e-commerce segment’s growth in foreign markets and an increase in incentive plan accruals. The increase in other operating expenses was primarily related to increased selling expenses to support the segment’s growth in foreign markets.

Administration Expense. Administration expense for the retail services segment increased $5.0 million, or 12.3%, to $45.9 million during the current nine-month period, compared to the prior year nine-month period. The increase was primarily due to increased personnel expense, including salaries, short-term management bonuses, and employee benefit costs.

Administration expense for the e-commerce segment increased $8.8 million, or 23.1%, to $46.7 million during the current nine-month period, compared to the prior year nine-month period. The increase was due to increased salaries, wages and product development costs at the Company’s e-commerce segment to support the segment’s continued growth, as well as costs associated with the filing of Enova’s Form S-1 registration statement. See the “Recent Developments” section above for further discussion.

Depreciation and Amortization. Depreciation and amortization expense at the retail services segment increased $5.8 million, or 23.0%, to $31.0 million, mainly due to the Maxit acquisition, normal facility upgrades and remodels and the implementation of the Company’s point-of-sale system which was placed in service in July 2011.

Depreciation and amortization expenses at the e-commerce segment increased $2.4 million, or 39.8%, to $8.6 million, primarily related to systems development in support of new products, as well as normal system upgrades.

Interest Expense: Interest expense increased $1.8 million, or 10.9%, to $18.3 million in the current nine-month period as compared to $16.5 million in the prior year nine-month period. The Company’s effective blended borrowing cost was 4.9% in the current nine-month period, down from 5.0% in the prior year nine-month period, mainly due to the Company’s increased concentration of borrowings under its variable rate line of credit. Although the average nine-month interest rate for current year increased for the variable rate line of credit, because the outstanding amount on the line of credit was a higher percentage of the total weighted average debt outstanding for 2011, the weighted contribution of this relatively lower rate debt decreased the overall effective borrowing cost. During the current nine-month period, the average amount of debt outstanding increased $48.0 million to $447.9 million, from $399.9 million during the prior year nine-month period, primarily due to the Maxit acquisition during the fourth quarter of 2010, as well as increased funding of pawn loans and consumer loans. In general, acquisitions and working capital needs are predominantly funded by borrowings under the Company’s line of credit. The Company incurred non-cash interest expense of $2.7 million in the current nine-month period from its 2009 Convertible Notes.

Foreign Currency Transaction Gain/Loss: The Company is impacted by foreign currency transactions due to certain of its subsidiaries conducting business in currencies other than the U.S. dollar. In the current nine-month period, the Company recorded a foreign currency transaction loss of approximately $1.1 million related to its operations in foreign countries, compared to a $0.1 million loss in the prior year quarter, primarily because the U.S. dollar has strengthened against both the Mexican Peso and the British Pound.

LIQUIDITY AND CAPITAL RESOURCES

 Cash Flows Highlights

The Company’s cash flows and other key indicators of liquidity are summarized as follows (dollars in thousands):

	Nine Months Ended September 30,
	2011		2010

Cash flows provided by operating activities	$297,256		$213,550

Cash flows provided by investing activities

Pawn loans	$(45,598)		$20,877
Consumer loans	(191,457)		(147,417)
Acquisitions	-		(23,012)
Property and equipment additions	(51,795)		(37,466)
Investment in equity securities	(5,000)		(5,652)
Other investing	(450)		(120)

Total cash flows used in investing activities	$(294,300)		$(192,790)

Cash flows provided by (used in) financing activities	$10,593		$(14,210)

Working capital	$624,505		$474,559
Current ratio	5.5	x	4.4 x
Merchandise turnover	2.8	x	2.9 x
Debt to Adjusted EBITDA ratio(a)	1.7	x	1.7 x

(a)	Non-GAAP measure.

Cash flows from operating activities. Net cash provided by operating activities increased $83.7 million, or 39.2%, from $213.6 million for the prior year nine-month period to $297.3 million for the current nine-month period. The significant components of the increase in net cash provided by operating activities during the current nine-month period compared to the prior nine-month period included a $17.1 million increase in net income, a $15.2 million increase in the consumer loan loss provision, a non-cash expense, primarily as a result of growth in foreign consumer loans, and a $8.2 million increase in depreciation and amortization, a non-cash expense. In addition, changes in deferred income taxes provided cash of $30.8 million, resulting primarily from a change in the timing of tax deductions related to internally-developed software costs. Changes in merchandise held for disposition also provided cash of $19.2 million due to lower purchases from customers and third parties. These increases were partially offset by a decrease in accounts payable and accrued expenses related to the timing of payroll cycles in the current nine-month period.

Management believes that its expected cash flows from operations and available cash balances and borrowings will be sufficient to fund the Company’s operating liquidity needs.

Cash flows from investing activities. Net cash used by investing activities increased $101.5 million, or 52.7%, in the current nine-month period compared to the prior year nine-month period. Significant components of this increase included a $66.5 million increase in cash used in pawn lending activities, primarily due to growth in the Company’s domestic pawn loan portfolio, and, as a result of growth in the Company’s foreign consumer loan portfolio, a $44.0 million increase in cash used in consumer loan lending activities. In addition, during the current nine-month period, the Company increased cash used for the purchase of property and equipment by $14.3 million, primarily for the establishment and remodeling of lending locations, the development of a new point-of-sale system for domestic retail services locations, the installation of new systems in foreign retail services locations and system developments to support the growth and introduction of new products in the e-commerce segment, which was offset by a $23.0 million decrease in cash used for acquisitions during the current nine-month period.

Management anticipates that expenditures for property and equipment for the remainder of 2011 will be between $10.0 million and $20.0 million, primarily for the remodeling of selected operating units, for the completion and rollout of product delivery and information systems, the deployment of the Company’s modified U.S. point-of-sale system into its foreign retail services business and for the establishment of approximately 5 to 10 new retail services locations.

Cash flows from financing activities. Net cash provided by financing activities increased $24.8 million, or 174.5%, from a use of $14.2 million in the prior nine-month period to a source of $10.6 million in the current nine-month period. During the current nine-month period, the amount of net debt repayments, including debt financing costs, decreased by $31.3 million, from a use of $0.7 million in the prior year nine-month period to a source of cash of $30.6 million in the current nine-month period. This decrease was partially offset by a $3.0 million increase in net cash used for the repurchase of shares of Company common stock through open market transactions, pursuant to an authorization by the Board of Directors of the Company on January 26, 2011, and through the repurchase of shares of common stock for tax payments related to stock-based compensation.

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

During the prior year nine-month period, the Company issued $25.0 million aggregate principal amount of its 2017 senior unsecured notes in a private placement pursuant to a note purchase agreement dated January 28, 2010 by and among the Company and certain purchasers listed therein.

On March 30, 2011, in conjunction with the establishment of the Credit Agreement, the Company entered into a separate credit agreement for the issuance of up to $20.0 million in letters of credit (the “Letter of Credit Facility”). The Company had standby letters of credit of $18.6 million issued under the Letter of Credit Facility at September 30, 2011. Previously, these letters of credit were provided under the USD line of credit by reducing the amount available to the Company.

Each of the Company’s credit agreements and senior unsecured notes require the Company to maintain certain financial ratios. As of September 30, 2011, the Company was in compliance with all covenants and other requirements set forth in its debt agreements. Management believes that the borrowings available ($56.0 million at September 30, 2011) under the Credit Agreement and anticipated cash generated from operations and current working capital of $624.5 million is sufficient to meet the Company’s anticipated capital requirements for its businesses. Should the Company experience a significant decline in demand for the Company’s products and services or other unexpected changes in financial condition, management would evaluate several alternatives to ensure that it is in a position to meet liquidity requirements. The Company’s strategies to generate additional liquidity may include the sale of assets, reductions in capital spending, changes to the issuance of debt or equity securities and/or its management of its current assets. The characteristics of the Company’s current assets, specifically the ability to rapidly liquidate gold jewelry inventory and adjust outflows of cash in its lending practices, gives the Company flexibility to quickly modify its business strategy to increase cash flow from its business, if necessary.

On September 15, 2011, Enova, a wholly-owned subsidiary of the Company that comprises the Company’s e-commerce segment, filed a registration statement on Form S-1 with the Securities and Exchange Commission in connection with a proposed initial public offering of its common stock. See the “Recent Developments” section above for further discussion. At the date of this report, the registration statement is not effective, but if the offering is successfully completed, it would increase the Company’s liquidity position. Upon completion of the proposed initial public offering, the Company intends to use the proceeds it receives in the offering and from the repayment of Enova’s intercompany indebtedness to the Company of $358.6 million as of September 30, 2011, net of applicable taxes, to repay a portion of the amounts outstanding under its domestic line of credit and for other general corporate purposes, which may include, among other potential uses, funding its strategy of expanding its storefront business and products in the United States and Latin America and possibly its repurchases of the Company’s common stock.

Share Repurchases

On January 26, 2011, the Board of Directors of the Company authorized the repurchase of up to 2.5 million shares of its common stock and cancelled the Company’s previous share repurchase authorization. During the current nine-month period, the Company purchased 370,000 shares in open market transactions under this authorization for a total investment of $16.6 million, including commissions. Management anticipates that it will continue to periodically purchase shares under this authorization based on its assessment of market characteristics, the liquidity position of the Company and alternative prospects for the investment of capital to expand the business and pursue strategic objectives.

Off-Balance Sheet Arrangements

In certain markets, the Company arranges for consumers to obtain consumer loan products from one of several independent third-party lenders through its CSO programs. When a consumer executes an agreement with the Company under the CSO programs, the Company agrees, for a fee payable to the Company by the consumer, to provide certain services to the consumer, one of which is to guarantee the consumer’s obligation to repay the loan received by the consumer from the third-party lender if the consumer fails to do so. For consumer loan products originated by third-party lenders under the CSO programs, each lender is responsible for providing the criteria by which the consumer’s application is underwritten and, if approved, determining the amount of the consumer loan. The Company in turn is responsible for assessing whether or not the Company will guarantee such loans. As of September 30, 2011 and 2010, the amount of active consumer loans originated by third-party lenders under the CSO program was $51.2 million and $48.4 million, respectively, which were guaranteed by the Company.

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

Market risks relating to the Company’s operations result primarily from changes in interest rates, foreign exchange rates, and gold prices. The Company does not engage in speculative or leveraged transactions, nor does it hold or issue financial instruments for trading purposes. Except as noted below, there have been no material changes to the Company’s exposure to market risks since December 31, 2010.

Foreign Currency Exchange Risk. The Company periodically uses forward currency exchange contracts and foreign debt instruments to minimize risk of foreign currency exchange rate fluctuations in the United Kingdom and Australia. As of September 30, 2011, the Company’s forward currency exchange contracts are non-designated derivatives. Any gain or loss resulting from these forward contracts is recorded as income or loss and is included in “Foreign currency transaction gain (loss)” in the Company’s consolidated statement of income. As of September 30, 2011, the Company designated the intercompany balance related to its Mexico operations as long-term; therefore, future gains and losses related to the translation of this balance will be recognized in “Accumulated other comprehensive income (loss)” in the accompanying consolidated statements of equity. The following table sets forth, by each foreign currency hedged, the notional amounts of forward currency exchange contracts as of September 30, 2011, the total gains or losses recorded for the nine months ended September 30, 2011, and sensitivity analysis of hypothetical fluctuations in the exchange rates of the foreign currencies (U.S. Dollars in thousands).

	Notional amount of outstanding contracts as of September 30, 2011	Gain/(loss) recorded in 2011	Sensitivity Analysis (a)
British pound	$61,013	$1,049	$3,951
Mexican peso	-	1,303	-
Australian dollar	3,754	30	239

Total	$64,767	$2,382	$4,190

(a) Represents the decrease to net income attributable to the Company due to a hypothetical 10% strengthening of the foreign currency against the U.S. dollar.

The Company is also subject to currency exchange rate fluctuations in Canada. The Company does not currently manage its exposure to risk from foreign currency exchange rate fluctuations through the use of foreign exchange forward contracts in Canada. As the Company’s Canadian operations continue to grow, management will continue to evaluate and implement foreign exchange rate risk management strategies. See “Item 1. Financial Statements and Supplementary Data—Note 10.”

Item 4.	Controls and Procedures

Under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, management of the Company has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the “Exchange Act”) as of September 30, 2011 (the “Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective and provide reasonable assurance (i) to ensure that information required to be disclosed in reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms; and (ii) to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

There was no change in the Company’s internal control over financial reporting during the quarter ended

September 30, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

There are risks associated with the Company’s previously-announced proposed initial public offering of Enova International, Inc.

On September 15, 2011, the Company announced that its board of directors had unanimously approved a plan to divest a majority ownership of its wholly-owned subsidiary, Enova International, Inc. (“Enova”), that comprises its e-commerce segment via an initial public offering (an “IPO”), and Enova has filed a registration statement on Form S-1 to register shares of common stock to be sold by Enova and the Company. The completion of the IPO is subject to numerous conditions, including market conditions. The Company may not complete the IPO, in which event it will have incurred significant expenses that it will be unable to recover, and for which it will not receive any benefit. If the IPO is completed, Enova would be a new publicly-traded company. The Company is unable to predict what the market price of its common stock would be after the IPO. The Company cannot make any assurances that the IPO, if completed, will produce any increase for its shareholders in the market value of their holdings in the Company. In addition, the market price of the Company’s common stock could be volatile for several months after the IPO and may continue to be more volatile than the Company’s common stock would have been if the IPO had not occurred.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides the information with respect to purchases made by the Company of shares of its common stock, par value $0.10 per share, during each of the months in the first nine months of 2011:

	Period	Total Number of Shares Purchased(a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (b)	Maximum Number of Shares that May Yet Be Purchased Under the Plan (b)

	January 1 to January 31	1,768	$39.36	-	2,500,000
	February 1 to February 28	140,598	$41.32	120,000	2,380,000
	March 1 to March 31	135,000	$42.30	135,000	2,245,000
	April 1 to April 30	-	$0.00	-	2,245,000
	May 1 to May 31	60,023	$47.95	60,000	2,185,000
	June 1 to June 30	15,000	$49.96	15,000	2,170,000
	July 1 to July 31	20,000	$57.08	20,000	2,150,000
	August 1 to August 31	20,021	$55.90	20,000	2,130,000
	September 1 to September 30	-	$0.00	-	2,130,000

	Total	392,410	$44.54	370,000

(a)	Includes 27, 23, and 21 shares of the Company’s common stock purchased in the months of February, May, and August, respectively, due to the reinvestment of dividends in the Company’s non-qualified deferred compensation plans and shares withheld from employees as partial tax payments for shares issued under stock-based compensation plans of 1,768 and 20,571 shares for the months of January and February, respectively.
(b)	On January 26, 2011, the Board of Directors authorized the Company’s repurchase of up to a total of 2,500,000 shares of the Company’s common stock. This repurchase authorization cancelled and replaced the Company’s previous authorization for the repurchase of up to a total of 1,500,000 shares of the Company’s common stock that was approved by the Board of Directors on October 24, 2007.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	(Removed and Reserved)

Item 5.	Other Information

None.

Item 6. Exhibits

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
31.1	Certification of Chief Executive Officer					X
31.2	Certification of Chief Financial Officer					X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS (1)	XBRL Instance Document					X(2)
101.SCH (1)	XBRL Taxonomy Extension Schema Document					X(2)
101.CAL (1)	XBRL Taxonomy Extension Calculation Linkbase Document					X(2)
101.DEF (1)	XBRL Taxonomy Extension Definition Linkbase Document					X(2)
101.LAB (1)	XBRL Taxonomy Label Linkbase Document					X(2)
101.PRE (1)	XBRL Taxonomy Extension Presentation Linkbase Document					X(2)

(1)	Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at September 30, 2011, September 30, 2010 and December 31, 2010; (ii) Consolidated Statements of Income for the three and nine months ended September 30, 2011 and September 30, 2010; (iii) Consolidated Statements of Equity at September 30, 2011 and September 30, 2010; (iv) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2011 and September 30, 2010; (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and September 30, 2010; and (vi) Notes to Consolidated Financial Statements.
(2)	Submitted electronically herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 25, 2011	CASH AMERICA INTERNATIONAL, INC.

	By:	/s/ Thomas A. Bessant, Jr.
Thomas A. Bessant, Jr.
Executive Vice President and
Chief Financial Officer
(On behalf of the Registrant and as Principal Financial Officer)

EXHIBIT INDEX

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
31.1	Certification of Chief Executive Officer					X
31.2	Certification of Chief Financial Officer					X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS (1)	XBRL Instance Document					X (2)
101.SCH (1)	XBRL Taxonomy Extension Schema Document					X(2)
101.CAL (1)	XBRL Taxonomy Extension Calculation Linkbase Document					X (2)
101.DEF (1)	XBRL Taxonomy Extension Definition Linkbase Document					X (2)
101.LAB (1)	XBRL Taxonomy Label Linkbase Document					X (2)
101.PRE (1)	XBRL Taxonomy Extension Presentation Linkbase Document					X (2)

(1)	Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at September 30, 2011, September 30, 2010 and December 31, 2010; (ii) Consolidated Statements of Income for the three and nine months ended September 30, 2011 and September 30, 2010; (iii) Consolidated Statements of Equity at September 30, 2011 and September 30, 2010; (iv) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2011 and September 30, 2010; (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and September 30, 2010; and (vi) Notes to Consolidated Financial Statements.
(2)	Submitted electronically herewith.