Form 10-K
period 2011-12-31
CASH AMERICA INTERNATIONAL INC
filed 2012-02-27
CIK 807884

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011 OR
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

Yes    ☑                                         No     ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes    ☐                                         No     ☑

The aggregate market value of 29,073,979 shares of the registrant’s Common Stock, par value $0.10 per share, held by non-affiliates on June 30, 2011 was approximately $1,355,719,641.

At February 15, 2012 there were 29,356,829 shares of the registrant’s Common Stock, $0.10 par value per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement pertaining to the 2012 Annual Meeting of Shareholders are incorporated herein by reference into Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K.

CASH AMERICA INTERNATIONAL, INC.

YEAR ENDED DECEMBER 31, 2011

CAUTIONARY NOTE CONCERNING FACTORS THAT MAY AFFECT FUTURE RESULTS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. You should not place undue reliance on these statements. These forward-looking statements give current expectations or forecasts of future events and reflect the views and assumptions of senior management of Cash America International, Inc. (the “Company”) with respect to the business, financial condition and prospects of the Company. When used in this report, terms such as “believes,” “estimates,” “should,” “could,” “would,” “plans,” “expects,” “anticipates,” “may,” “forecast,” “project” and similar expressions or variations as they relate to the Company or its management are intended to identify forward-looking statements. Forward-looking statements address matters that involve risks and uncertainties that are beyond the ability of the Company to control and, in some cases, predict. Accordingly, there are or will be important factors that could cause the Company’s actual results to differ materially from those indicated in these statements. Key factors that could cause the Company’s actual financial results, performance or condition to differ from the expectations expressed or implied in such forward-looking statements include, but are not limited to, the following:

—

changes in domestic and foreign pawn, consumer credit, tax and other laws and government rules and regulations applicable to the Company’s business, or changes in the interpretation or enforcement thereof, and the potential regulation of consumer financial products and services by the Consumer Financial Protection Bureau,

—	acceptance by consumers, legislators and regulators of the negative characterization by the media and consumer activists with respect to certain of the Company’s loan products,
—	risks related to the Company’s previously-announced proposed initial public offering of common stock of the Company’s wholly-owned subsidiary, Enova International, Inc.,
—	the deterioration of the political, regulatory or economic environment in foreign countries where the Company operates or in the future may operate,
—	the actions of third parties who provide, acquire or offer products and services to, from or for the Company,
—	changes in demand for the Company’s services and the continued acceptance of the online channel by the Company’s online loan customers,
—	fluctuations in the price of gold or a deterioration in economic conditions,
—	changes in competition,
—	the ability of the Company to open new locations in accordance with plans or to successfully integrate newly acquired businesses into the Company’s operations,
—	interest rate and foreign currency exchange rate fluctuations,
—	the effect of any current or future litigation proceedings and any judicial decisions or rule-making that could render the Company’s arbitration agreements illegal or unenforceable,
—	changes in the capital markets, including the debt and equity markets,
—	changes in the Company’s ability to satisfy its debt obligations or to refinance existing debt obligations or obtain new capital to finance growth,
—	a prolonged interruption in the Company’s operations of its facilities, systems and business functions, including its information technology and other business systems,
—	security breaches, cyber attacks or fraudulent activity,
—	the implementation of new, or changes in the interpretation of existing, accounting principles or financial reporting requirements,
—	acts of God, war or terrorism, pandemics and other events,
—	the effect of any of such changes on the Company’s business or the markets in which the Company operates, and
—	other risks and uncertainties described in this report or from time to time in the Company’s filings with the Securities and Exchange Commission (the “SEC”).

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

PART I

ITEM 1. BUSINESS

Overview

Cash America International, Inc. and its subsidiaries (collectively, the “Company”) provides specialty financial services to individuals through retail services locations and through electronic distribution platforms known as e-commerce activities.

The Company offers secured non-recourse loans, commonly referred to as pawn loans. Pawn loans are short-term loans (generally 30 to 90 days) made on the pledge of tangible personal property. Pawn loan fees and service charges revenue is generated from the Company’s pawn loan portfolio. A related activity of the pawn lending operations is the disposition of collateral from unredeemed pawn loans and the liquidation of a smaller volume of merchandise purchased directly from third parties or from customers.

The Company also offers unsecured consumer loans. The Company’s consumer loan portfolio includes: short-term loans, which include single payment loans (that are commonly referred to as payday loans) and line of credit products; longer-term multi-payment installment loans; and credit services and participation interests in receivables acquired from a third-party lender through the micro line of credit (or “MLOC”) channel. Consumer loans provide customers with cash, typically in exchange for a promissory note or other repayment agreement supported, in most cases, by the customer’s personal check or authorization to debit the customer’s bank account via an electronic transaction for the aggregate amount of the payment due. Through the credit services organization programs (the “CSO programs”), the Company provides a third-party lender’s consumer loan product in some markets by acting as a credit services organization or credit access business on behalf of consumers in accordance with applicable state laws. Services offered under the CSO programs include credit related services such as arranging loans with independent third-party lenders and assisting in the preparation of loan applications and loan documents. Under the CSO programs, the Company also guarantees consumer loan payment obligations to the third-party lender in the event that the consumer defaults on the loan. A customer who obtains a loan through the CSO programs pays the Company a fee for these credit services (“CSO fees”). Although consumer loan transactions may take the form of loans or a line of credit, deferred check deposit transactions, credit services transactions, or the processing of, and the participation in, MLOC receivables originated by a third-party lender, the transactions are referred to throughout this discussion as “consumer loans.”

The Company was incorporated in Texas in 1984 and has been providing specialty financial services to its customers for over 25 years. The Company believes it was the nation’s largest provider of pawn loans and the largest operator of pawn shops in the world in 2011. As used in this report, the term “Company” includes Cash America International, Inc. and its subsidiaries, unless the context otherwise requires.

The Company has two reportable segments: retail services and e-commerce. The retail services segment includes all of the operations of the Company’s Retail Services Division, which is composed of both domestic and foreign storefront locations that offer some or all of the following services: pawn lending, consumer loans, check cashing and other ancillary services such as money orders, wire transfers and pre-paid debit cards. (Most of these ancillary services are provided through third-party vendors.) The e-commerce segment includes the operations of the Company’s E-Commerce Division, which is composed of the Company’s domestic and foreign online lending channels and the Company’s MLOC channel.

Retail Services Segment

The following table sets forth the number of domestic and foreign Company-owned and franchised locations in the Company’s retail services segment offering pawn lending, consumer lending, and other services as of December 31, 2011, 2010 and 2009. The Company’s domestic retail services locations operate under the names “Cash America Pawn,” “SuperPawn,” “Cash America Payday Advance,” “Cashland,” “Pawn X-Change” and “Mr. Payroll.” The Company’s foreign retail services locations (of which the Company is a majority owner) operate under the name “Prenda Fácil.”

	As of December 31,
	2011			2010			2009
	Domestic(a)(b)	Foreign(a)	Total	Domestic(a)(b)	Foreign(a)	Total	Domestic(a)(b)	Foreign(a)	Total
Retail services locations offering:
Both pawn and consumer lending	572	-	572	567	-	567	584	-	584
Pawn lending only	126	190	316	124	180	304	66	176	242
Consumer lending only	86	-	86	88	-	88	96	-	96
Other (c)	110	-	110	122	-	122	126	-	126
Total retail services	894	190	1,084	901	180	1,081	872	176	1,048

(a)

Except as described in (c) below, includes locations that operate in 23 states in the United States as of December 31, 2011, 2010 and 2009, 21 jurisdictions in Mexico as of both December 31, 2011 and 2010, and 20 jurisdictions in Mexico as of December 31, 2009. In 2011, includes five retail services locations that the Company operated under management agreements with a former franchisee.

(b)

Includes unconsolidated franchised locations as follows: one location operating under the name “Cash America Pawn” at December 31, 2011, and nine locations operating under the names “Cash America Pawn” and SuperPawn” at both December 31, 2010 and 2009.

(c)

As of December 31, 2011, 2010 and 2009, includes six consolidated Company-owned check cashing locations and 104, 116 and 120 unconsolidated franchised check cashing locations, respectively. As of December 31, 2011, 2010 and 2009, includes locations that operate in 18, 17 and 16 states in the United States, respectively.

E-Commerce Segment

As of December 31, 2011, the Company’s e-commerce operating segment offers consumer loans to customers over the Internet:

—	in 32 states in the United States at http://www.cashnetusa.com,
—	in the United Kingdom at http://www.quickquid.co.uk and http://www.poundstopocket.co.uk,
—	in Australia at http://www.dollarsdirect.com.au, and
—	in Canada at http://www.dollarsdirect.ca.

The e-commerce segment also includes the Company’s MLOC channel, which processed MLOC advances in the United States on behalf of a third-party lender and had a participation interest in MLOC receivables during 2008, 2009 and 2010. In the past, the MLOC channel generated its earnings through loan processing services the Company provided for a third-party lender, as well as from fees generated from participation interests in receivables the Company acquired from the third-party lender, but in October 2010 the Company stopped providing MLOC services when the third-party lender discontinued offering MLOC advances. The Company intends to continue pursuing the development of new MLOC opportunities.

Recent Developments

Business Developments

Enova International, Inc.

On September 15, 2011, Enova International, Inc. (“Enova”), a wholly-owned subsidiary of the Company that comprises the Company’s e-commerce segment, filed a registration statement on Form S-1 with the Securities and Exchange Commission in connection with a proposed initial public offering (“IPO”) of its common stock. In the IPO,

Enova will offer common stock to the public, and the Company will also offer a portion of its interest in Enova to the public. The Company currently intends to retain 35% to 49% of its ownership interest in Enova immediately following the IPO. The number of shares of common stock to be offered and the price range for the offering have not yet been determined. If the offering is completed as currently contemplated, Enova will be deconsolidated, and the Company will account for its investment in Enova under the equity method of accounting.

At the date of this report, the registration statement is not effective. The completion of the IPO is subject to numerous conditions, including market conditions, and the Company can provide no assurance that it will be successfully completed. The securities offered under the registration statement may not be sold, nor may offers to buy be accepted prior to the time that the registration statement becomes effective. The information contained in this Form 10-K with respect to this offering shall not constitute an offer to sell or a solicitation of an offer to buy these securities. Upon completion of the proposed IPO, the Company intends to use the proceeds it receives in the offering and from the repayment of Enova’s intercompany indebtedness to the Company, which was $410.8 million as of December 31, 2011, net of applicable taxes, to repay a portion of the amounts outstanding under its domestic line of credit and for other general corporate purposes, which may include, among other potential uses, funding its strategy of expanding its storefront business and products in the United States and Latin America and possibly repurchases of its common stock.

Pawn Partners, Inc.

Pursuant to its business strategy of expanding storefront operations in the United States, the Company’s wholly-owned subsidiary, Cash America, Inc. of Nevada, entered into an agreement to acquire substantially all of the assets of Pawn Partners, Inc., Pawn Partners -Tucson, Inc., Pawn Partners—Tucson II, Inc., Pawn Partners—Tucson 3, Inc., Pawn Partners—Tucson 4, Inc. and Pawn Partners—Yuma, Inc. (collectively, “Pawn Partners”) on November 22, 2011 (the “Pawn Partners acquisition”), the final closing for which will occur following receipt of all applicable licensing and regulatory approvals; however, the Company assumed the economic benefits of these pawnshops by operating them under a management arrangement that commenced on November 30, 2011. Pawn Partners operated a seven-store chain of pawn lending locations as franchised Cash America locations under the name “SuperPawn.” The seven locations are located in Tucson, Flagstaff and Yuma, Arizona. As of December 31, 2011 the Company had paid aggregate consideration of $49.3 million with additional consideration of $4.3 million to be paid following the receipt of applicable licensing and regulatory approvals. In addition, the Company incurred acquisition costs of $0.1 million related to the acquisition, which are reflected in “Operations expenses” in the consolidated statements of income. The goodwill of $26.7 million arising from the acquisition consists largely of the synergies and economies of scale expected from combining the operations of the Company and Pawn Partners. The activities and goodwill related to the Pawn Partners acquisition are included in the results of the Company’s retail services segment.

Recent Regulatory Developments

The State of Illinois passed legislation that became effective in early 2011 that affected consumer loans offered by the Company and reduced the volume of loans written in that state. In addition, during the first quarter of 2011, the Mississippi legislature passed legislation that affects consumer loans offered by the Company in that state, which has caused the Company to modify, and will further cause the Company to modify, certain aspects of its short-term consumer loan product in that state. This Mississippi legislation also extended the sunset provision of the statute under which the Company offers consumer loans through 2016. Part of this legislation became effective immediately after passage, and the remainder became effective on January 1, 2012. Additionally, a ballot initiative that was passed in the State of Montana became effective in January 2011 and caused the Company to discontinue offering consumer loans in that state in December 2010.

The recent regulatory changes in Illinois and Mississippi and the loss of consumer loans in Montana have not, individually or in the aggregate, had a material effect on the Company, including its consolidated revenues or operations during 2011. The offering of alternative products and the growth in consumer loans from other markets during 2011, including both domestic and foreign markets, helped to offset a portion of the loss of revenue it has experienced from these losses or changes.

In addition, a ballot initiative has been filed in the State of Missouri that, if passed, would likely require the Company to cease offering its consumer loan products in that state. If this ballot initiative is passed, the Company does not expect that a loss of consumer loans in Missouri would have a material effect on the Company in the current fiscal year, including its consolidated revenues or operations.

The Company offers consumer loans over the internet in the United Kingdom where the Company must follow the Irresponsible Lending Guidance of the Office of Fair Trading (the “OFT”). In October 2011, the OFT issued new debt collection guidance that could restrict the number of times and the amounts that short-term consumer lenders such as the Company are allowed to debit a customer’s account, which includes debits to both bank accounts and debit cards. The Company is in the early stages of interpreting the guidance and assessing its potential impact on the Company’s business and current practices. In addition, in February 2012, the OFT announced that it had launched an extensive review of the payday lending sector in the United Kingdom to assess the sector’s compliance with the Consumer Credit Act of 2006 (the “CCA”), the OFT’s Irresponsible Lending Guidelines and other relevant guidance and legal obligations. In connection with this review, the Company has received formal notice from the OFT indicating that the Company is one of 50 companies that will be subject to on-site inspections by the OFT. However, the OFT has not yet established when it plans to visit the Company’s premises to assess the Company’s United Kingdom business and compliance activities. The OFT has announced that these inspections could be used to assess a licensee’s fitness to hold a consumer credit license and could result in formal enforcement action where appropriate. For further discussion of the OFT, see “Item 1A. Risk Factors—Risks Related to the Company’s Business and Industry—Significant changes in, or a deterioration of, the political, regulatory or economic environment of Mexico, Australia, Canada or the United Kingdom could affect the Company’s operations in these countries.”

In July 2010, the U.S. Congress passed the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”), and Title X of the Dodd-Frank Act created the Consumer Financial Protection Bureau (the “CFPB”). The CFPB became operational in certain respects in July 2011, although it did not have the ability to oversee and exercise its full authority over non-depository institutions and implement related rules until a permanent director was installed. On January 4, 2012, President Obama appointed a Director of the CFPB in a recess appointment bypassing Senate confirmation. Although there remain doubts about the legality of this appointment and the appointment may be subject to legal challenge, the CFPB has announced that it will now exercise full regulatory, supervisory and enforcement powers over certain non-bank providers of consumer financial products and services such as the Company. These powers include explicit supervisory authority to examine and require registration of such providers of consumer financial products and services, including providers of consumer loans such as the Company; the authority to adopt rules describing specified acts and practices as being “unfair,” “deceptive” or “abusive,” and hence unlawful; and the authority to impose record-keeping obligations. The Company does not currently know the nature and extent of the rules the CFPB will consider with respect to consumer loan products and services such as those offered by the Company or the timeframe in which the CFPB may consider such rules. Although the CFPB does not have the authority to regulate interest rates, it is possible that at some time in the future the CFPB could propose and adopt rules making short-term consumer lending products and services materially less profitable or even impractical to offer, which could force the Company to modify or terminate certain of its product offerings. The CFPB could also adopt rules imposing new and potentially burdensome requirements and limitations with respect to other consumer loan products and services. Any such rules could have a material adverse effect on the Company’s business, results of operations and financial condition or could make the continuance of all or part of its U.S. consumer loan business impractical or unprofitable. For further discussion of the CFPB see “Item 1A. Risk Factors—Risks Related to the Company’s Business and Industry—The Consumer Financial Protection Bureau that was created by the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 has announced the commencement of regulatory, supervisory and enforcement powers over non-bank providers of consumer credit such as the Company.”

Services Offered by the Company

Pawn Lending. The Company’s retail services segment offers pawn loans through its retail services locations in the United States and Mexico. The Company began offering pawn loans in Mexico in 2008 following its acquisition of 80% of the outstanding stock of Creazione Estilo, S.A. de C.V., a Mexican sociedad anónima de capital variable (the “Prenda Fácil acquisition”), which operates retail services locations under the name “Prenda Fácil” (referred to as “Prenda Fácil”). See “Item 8. Financial Statements and Supplementary Data—Note 3” for further discussion related to the Prenda Fácil acquisition. When receiving a pawn loan from the Company, a customer pledges personal property to the Company as security for the loan. The Company delivers a pawn transaction agreement, commonly referred to as a pawn ticket, to the customer, along with the proceeds of the loan. If the customer does not repay the loan and redeem the property, the Company either becomes the owner of the property or becomes the party responsible for the disposition of the collateral in satisfaction of the loan.

The Company relies on the disposition of pawned property to recover the principal amount of an unpaid pawn loan, plus a yield on the investment, because it does not have recourse against the customer for the loan. As a result, the customer’s creditworthiness is not a significant factor in the loan decision, and a decision to redeem pawned property does not affect the customer’s personal credit status with other third-party creditors. Goods pledged to secure pawn loans are tangible personal property items such as jewelry, tools, televisions and other electronics, musical instruments and other miscellaneous items.

The Company contracts for pawn loan fees and service charges as compensation for the use of the funds loaned and to cover direct operating expenses related to the transaction. The pawn loan fees and service charges are typically calculated as a percentage of the pawn loan amount based on the size and duration of the transaction and generally range from 12% to 300% annually, as permitted by applicable laws. In addition, as required by applicable laws, the amounts of these charges are disclosed to the customer on the pawn ticket. These pawn loan fees and service charges contributed approximately 18.9% of the Company’s total revenue in 2011, 19.6% in 2010 and 20.6% in 2009.

In the Company’s pawn lending operations, the maximum amount the Company is willing to lend on a pawn loan is generally assessed as a percentage of the pledged personal property’s estimated disposition value. The Company relies on many sources to determine the estimated disposition value, including its proprietary automated product valuation system, catalogs, “blue books,” newspapers, internet research and its (or its employees’) experience in disposing of similar items of merchandise in particular retail services locations. The Company does not use a standard or mandated percentage of estimated disposition value in determining the loan amount. Instead, its employees may set the percentage for a particular item and determine whether the item’s disposition, if it is forfeited, would yield a profit margin consistent with the Company’s historical experience with similar items.

The Company holds the pledged property through the term of the loan, unless earlier repaid, renewed or extended. The Company holds forfeited collateral until it is sold, as described in “Merchandise Disposition Activities” below. The typical loan term is 30 to 90 days plus, in many cases, an additional grace period (typically 10 to 60 days). The Company’s pawn loans may be either paid in full with accrued pawn loan fees and service charges or, where permitted by law, may be renewed or extended by the customer’s payment of accrued pawn loan fees and service charges. Accrued interest on loans that have passed the maturity date and the expiration of the grace period is not recognized as revenue until the underlying collateral has been sold. The Company does not record pawn loan losses or charge-offs because the amount advanced becomes the carrying cost of the forfeited collateral that is to be recovered through the merchandise disposition function described below. The Company typically experiences seasonal growth during the second, third and fourth quarter of each year due to loan balance growth that occurs after the heavy repayment period of pawn loans with tax refund proceeds received by customers in the first quarter each year.

Merchandise Disposition Activities. A related activity of the pawn lending operations is the disposition of collateral from unredeemed pawn loans and the liquidation of a smaller volume of merchandise purchased from third parties or directly from customers. The Company’s retail services segment engages in merchandise disposition activities through its retail services locations in the United States and Mexico.

With respect to the Company’s domestic operations, if a customer does not repay, renew or extend a pawn loan, the Company becomes the owner of the unredeemed collateral. The Company becomes the party responsible for the disposition of the collateral in satisfaction of the loan, and the merchandise becomes available for disposition through the Company’s retail services locations, wholesale sources, Internet sales or through a major gold bullion bank. Upon sale of the merchandise, the Company realizes gross profit, which is the difference between the amount loaned, or cost of sales, and the amount of proceeds from the sale. The cost of disposed merchandise, computed on the specific identification basis, is removed from merchandise held for disposition and is recorded as a cost of revenue at the time of sale. Interim customer payments for layaway sales are recorded as customer deposits and subsequently recognized as revenue during the period in which the final payment is received.

With respect to the Company’s foreign pawn operations, the unredeemed collateral is disposed of on behalf of the customer in an effort to satisfy all fees and charges and to repay the principal amount loaned. When the collateral is sold, proceeds in excess of the amount loaned are recorded as pawn loan fees and service charges in the Company’s consolidated statements of income. If the proceeds exceed the outstanding loan balance, the Company recognizes as revenue accrued pawn loan fees and service charges, which includes other fees and expenses incurred in relation to the non-payment and sale of the loan collateral on behalf of the customer at the time of the sale. If the proceeds from the disposition of the collateral are less than the outstanding loan balance, a loss is recorded for the difference at the time the collateral is sold, which reduces the amount of pawn loan fees and service charges revenue from performing loans in the current period. In the event the amount of proceeds exceeds the accrued service charges and all fees and expenses, the excess amount is recognized as revenue. If, within six months of the sale of the merchandise, the customer makes a claim to receive the excess proceeds, the Company refunds that amount to the customer and reduces revenue by the same amount.

For domestic and foreign pawn operations, the recovery of the amount advanced and the realization of a profit on the disposition of merchandise depends on the Company’s initial assessment of the property’s estimated disposition value when the pawn loan is made. While the Company has historically realized profits when disposing of merchandise, the improper assessment of the disposition value could result in the disposition of the merchandise for an amount less than the loan amount. The Company’s retail services locations also sell used goods purchased from the general public and some new merchandise purchased from third parties, principally accessory merchandise that complements and enhances the marketability of items such as tools, consumer electronics and jewelry. Merchandise sales are typically highest during the first quarter tax refund and fourth quarter holiday seasons. Gross proceeds from merchandise disposition activities contributed approximately 41.3% of the Company’s total revenue in 2011, 41.4% in 2010 and 44.9% in 2009.

The Company offers customers a 30-day satisfaction guarantee, whereby the customer can return merchandise and receive a full refund, a replacement item of comparable value or store credit. The Company provides an allowance for returns and valuation based on management’s evaluation of the characteristics of the merchandise. Customers may purchase merchandise on a layaway plan under which the customer makes an initial cash deposit representing a small portion of the disposition price and pays the balance in regularly scheduled, non-interest bearing payments. The Company segregates the layaway item and holds it until the customer has paid the full disposition price. If the customer fails to make a required payment, the item is returned to merchandise held for disposition. The layaway fee is recognized as revenue, and any amounts previously paid toward the item are returned to the customer as store credit.

Consumer Loan Activities. In addition to pawn loans, the Company’s retail services segment also offers consumer loans in many of its retail services locations in the United States. The Company’s e-commerce segment offers consumer loans and other services over the Internet. See “Recent Developments” section above for further discussion of the proposed divestiture of a majority ownership of the Company’s wholly-owned subsidiary that comprises the Company’s e-commerce segment. The Company began offering consumer loans over the Internet in the United States under the name “CashNetUSA” when it acquired CashNetUSA in 2006. See “Item 8. Financial Statements and Supplementary Data—Note 3” for further discussion related to the CashNetUSA acquisition. The Company further expanded its online lending business internationally when it began offering its short-term consumer loan product online to customers in the United Kingdom in 2007 under the name “QuickQuid” and in Canada and Australia in 2009 under the name “DollarsDirect.” The Company began offering its longer-term multi-payment installment loans to customers in the United Kingdom in 2010 under the name “Pounds to Pocket.” Consumer loan fees include revenue from the loan portfolio owned by the Company and fees paid to the Company for arranging, guaranteeing and processing loans from independent third-party lenders for customers through the CSO programs and through the Company’s MLOC channel.

The Company offers or arranges short-term single payment consumer loans and longer-term multi-payment installment loans. Single payment consumer loans are unsecured, generally have a loan term of seven to 45 days and are usually payable on the customer’s next payday. The Company also offers lines of credit in several U.S. states, which allow customers to draw on the line of credit in increments of their choosing, up to their credit limit. The Company offers longer-term installment loan products with contract terms between four and 36 months to customers in certain states in the United States and the United Kingdom. Consumer loan fees earned by the Company contributed approximately 38.9% of the Company’s total revenue in 2011, 38.0% in 2010 and 33.2% in 2009. The fees the Company charges on short-term single payment consumer loans in the United States vary by jurisdiction but typically range between $10 to $25 per $100 borrowed, and the fees the Company charges on short-term single payment consumer loans in the foreign markets in which the Company operates, which are the United Kingdom, Australia and Canada, also vary but typically range between 20 and 29.50 per 100 borrowed in their respective currencies. Due to the credit risk and high transaction costs of serving the Company’s customer segment, the fees the Company charges are generally considered to be higher than the fees charged to customers with top-tier credit histories by commercial banks and similar lenders who are typically unwilling to make unsecured loans to alternative credit customers.

In certain circumstances, the customer may elect to extend the time for payment through a payment plan or a promise to pay, through a schedule of periodic payments which typically range from 28 days to 180 days (subject to state guidelines) with no additional fees or charges on the loan amount. Collection activities are an important aspect of the consumer loan product offering due to the high incidence of unpaid balances beyond stated terms. The Company operates centralized collection centers to maximize loan repayment, facilitate regulatory compliance and coordinate a consistent approach to customer service and collections. The Company generally experiences seasonal growth in consumer loan fees during the third and fourth quarters of each year due to loan balance growth that typically occurs after the heavy repayment period of consumer loans with tax refund proceeds received by customers in the first quarter each year.

The Company also provided MLOC services during 2008, 2009 and 2010, whereby advances were processed on behalf of, and participation interests in MLOC receivables were purchased from, a third-party lender. The Company’s MLOC services generated earnings through loan processing services as well as from fees generated from the participation interests it acquired in MLOC advances made to the third-party lender’s customers. The Company stopped providing MLOC services on behalf of the third-party lender in October 2010 when the third-party lender discontinued offering MLOC advances.

Allowance for Losses on Consumer Loans. The Company monitors the performance of its portfolio of consumer loans and maintains either an allowance or liability for estimated losses on consumer loans (including fees and interest) at a level estimated to be adequate to absorb credit losses inherent in the portfolio. The Company’s consumer loan portfolio consists of consumer loans the Company originates, guarantees or purchases, including short-term consumer loans, multi-payment installment loans and participation interests in receivables acquired through its MLOC channel. The allowance for losses on the Company’s owned consumer loans offsets the outstanding loan amounts in the consolidated balance sheets. In addition, the Company maintains a liability for estimated losses related to loans guaranteed under the CSO programs. The liability for estimated losses related to guaranteed loans, which approximates the fair value of the liability, is included in “Accounts payable and accrued expenses” on the consolidated balance sheets.

In determining the allowance or liability for estimated losses on consumer loans, the Company applies a documented systematic methodology. Outstanding loans are divided into discrete groups of short-term loans, installment loans and MLOC receivables and are analyzed as performing or nonperforming. Short-term consumer loans and MLOC receivables are considered nonperforming as of the payment due date when payment of an amount due has not been made as of that date (after allowing for normal payment processing time). An installment loan is considered nonperforming if the customer does not make two consecutive payments.

Where permitted by law, a customer may choose to renew a performing short-term consumer loan before it is considered nonperforming by agreeing to pay the current finance charge for the right to make payment of the outstanding principal balance at a later date plus an additional finance charge. If a performing loan is renewed, the renewal is considered a new loan. In some instances in the United Kingdom, customers agree to repay a new short-term loan in two payments (which the Company also considers short-term loans), and in these cases the Company considers the obligation to make the first payment as a new single-payment loan and the obligation to make the second payment as a renewal of that loan because the customer pays a finance charge when each payment is made, similar to a renewed loan. If a performing loan is renewed but the customer fails to pay that loan’s current finance charge as of its due date (after allowing for normal payment processing time), the loan that was renewed is reclassified as nonperforming to the extent of that loan’s unpaid finance charge.

The Company does not provide for any grace period when determining the performance status of a consumer loan (other than allowing for normal payment processing time). Nonperforming loans may not be renewed, and if during its attempt to collect on a nonperforming loan the Company extends the time for payment through a payment plan or a promise to pay, it is still considered nonperforming. Nonperforming loans are analyzed by stage of collection. Actual loss experience based on historical loss rates for each discrete group is calculated and adjusted for recent default trends. The required allowance is calculated by applying the resulting adjusted loss rates to each discrete loan group and aggregating the results. Increases in either the allowance or the liability, net of charge-offs and recoveries, are recorded as a “Consumer loan loss provision” in the consolidated statements of income. The Company fully reserves and generally charges off all consumer loans once they have been classified as nonperforming for 60 consecutive days. If a loan is deemed uncollectible before it is fully reserved, it is charged off at that point. All loans included in nonperforming loans have an age of one to 59 days from the date they became nonperforming loans, as defined above. Recoveries on loans previously charged to the allowance are credited to the allowance when collected.

Due to the nature of the short-term consumer loan product and the high volume of loans written, seasonal trends are evident in quarter-to-quarter performance. Typically, in the normal business cycle, sequential losses, as measured by the current period loss provision as a percentage of combined loans written in the period, are lowest in the first quarter and increase throughout the year, with the final two quarters experiencing the peak levels of losses. See “Item 7. Management’s Discussion and Analysis—Loss Experience” for additional information about the seasonality of consumer loan losses.

See “Item 8. Financial Statements and Supplementary Data—Note 5” for further discussion related to allowance and liability for estimated losses.

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

Financial Information on Segments and Areas

Additional financial information regarding the Company’s operating segments and each of the geographic areas in which the Company does business is provided in “Item 8. Financial Statements and Supplementary Data—Note 19.”

Operations

An executive leadership management team composed of the Chief Executive Officer, the President of the Retail Services Division, the President of the E-Commerce Division, the Chief Financial Officer and the General Counsel of the Company, together with the advice of the Company’s Board of Directors, is responsible for establishing and maintaining the strategic direction of the Company, including assessment of activities related to corporate goals and objectives.

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

The Company’s foreign retail services locations have store managers who are responsible for supervising each retail services location’s personnel and assuring that each retail services location is managed in accordance with Company guidelines, policies and procedures. Each manager of the Company’s foreign retail services locations reports to an Area Coordinator who then reports to a Regional Operations Manager. Prenda Fácil is overseen by the Vice President of Mexico Operations, who reports to the President of the Retail Services Division.

The operations and strategy of the Company’s online lending channel, which offers consumer loan products, is coordinated by the officers of the Company’s online lending business, Enova, including Vice Presidents and Senior Vice Presidents, who report to the President of the E-Commerce Division. The President of the E-Commerce Division is also responsible for overseeing and managing the business of the Company’s MLOC channel, Debit Plus, LLC (“Debit Plus”), formerly known as Primary Innovations, LLC.

Tradenames and Trademarks. The Company operates under the trade names “Cash America Pawn,” “Cash America Payday Advance,” “Cashland,” “Mr. Payroll,” “SuperPawn,” “Maxit,” “Pawn X-Change,” “Prenda Fácil,” “CashNetUSA,” “QuickQuid,” “DollarsDirect,” “Pounds to Pocket” and “Debit Plus.” The Company has a number of trademarks that are registered under applicable trademark laws including, but not limited to, “Cash America,” “Cashland,” “SuperPawn,” “CashNetUSA,” “Maxit,” “Mr. Payroll,” “QuickQuid,” “DollarsDirect,” “Pounds to Pocket” and Enova’s “e” logo. These trademarks have varying expiration dates. The Company believes these trademarks are of material importance to the Company and each of its segments and anticipates maintaining and renewing them. In addition, the Company has various other trademark applications pending in the United States and other countries in which it operates.

Franchises. Each of the Company’s unconsolidated franchised retail services and check cashing locations are subject to franchise agreements that have varying durations that are negotiated individually with each franchisee. As of December 31, 2011, the Company had one unconsolidated franchised retail services location and 104 unconsolidated franchised check cashing locations.

Personnel. At December 31, 2011, the Company employed 6,619 persons in its operations, of whom 665 were in executive and administrative functions. Of the employee count above, the Company employed 5,747 persons in the retail services segment, of whom 5,358 were in operations and 389 were in executive and administrative functions, and 872 persons in the e-commerce segment, of whom 596 were in operations functions and 276 were in executive and administrative functions. In addition to the employee count above, a third-party, Huminal, S.A. de C.V., a Mexican sociedad anónima de capital variable (“Huminal”), employed 689 persons who provided full-time services to Prenda Fácil, which is included in the Company’s retail services segment.

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

In November 2011, the Company completed the Pawn Partners acquisition, which expanded the Company’s pawn lending presence in the state of Arizona. See “Recent Developments—Business Developments—Pawn Partners, Inc.” for additional information. In October 2010, the Company expanded its pawn lending presence in the States of Washington and Arizona through its acquisition of substantially all of the assets of Maxit Financial, LLC, which owned and operated a 39-store chain of pawn lending locations that operate in Washington and Arizona under the names “Maxit” and “Pawn X-Change. In December 2008, the Company completed the Prenda Fácil acquisition, which expanded the Company’s pawn presence internationally into Mexico. The Company established 10 locations, net of closures, in Mexico during the year ended December 31, 2011, and is actively evaluating further expansion into other Latin American countries.

The table below outlines acquisitions, start-ups and closures for Company-owned retail services locations (excluding Mr. Payroll check cashing locations the Company also owns and operates) for the years ended December 31, 2011, 2010 and 2009.

	As of December 31,
	2011	2010	2009

Retail services locations at beginning of period	950	913	846
Acquired	8	44	3
Start-ups	20	40	69
Combined, or closed	(5)	(47)	(5)
Retail services locations at end of period(a)	973	950	913

(a)	As of December 31, 2011, 2010 and 2009, excludes six consolidated Company-owned check cashing locations.

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

After the Company has leased or acquired a suitable location and obtained the required licenses in the United States, a new retail services location can be ready for business within four to eight weeks. The approximate start-up costs, which consist of the investment in property (excluding real estate) and equipment, for recently established retail services locations in the United States typically range from $500,000 to $600,000. The typical costs associated with start-up retail services location in Mexico are estimated to be between $50,000 and $120,000 per shop, based on exchange rates at December 31, 2011, depending on the store format. The costs in Mexico are less than domestic costs primarily due to the smaller size of the Mexico locations and to the lower cost of labor and materials. These start-up amounts do not include merchandise transferred from other locations, funds to advance on pawn loans and consumer loans or operating expenses.

Organic Growth and Development of New Credit Alternatives

The Company has the ability to leverage its existing retail services platform for pawn, consumer loan and check cashing activities to expand its operating margins and add incremental earnings through the addition of new customers. Domestically and internationally, the consumer credit market is evolving, which the Company believes will create new opportunities for the Company to reach customers who have not previously considered using its traditional products and services. The Company plans to utilize marketing and promotional campaigns to pursue new customers and to gain market share by expanding the number of customers being served through its retail services and e-commerce operations.

Since acquiring Enova (formerly known as CashNetUSA) in 2006, the Company has been actively exploring strategies to increase and enhance its Internet presence, with the goal of becoming a premier online consumer loan provider. The Company now offers an array of consumer credit products over the Internet under the names “CashNetUSA,” “QuickQuid,” “Pounds to Pocket,” “DollarsDirect,” and “Debit Plus.” The Company continues to evaluate new markets in which to establish its Internet presence, similar to its entry into the United Kingdom during 2007 and Australia and Canada during 2009. Other countries are being evaluated for expansion of the Company’s consumer loan products and any additional expansion will be pursued when the country-specific characteristics and requirements meet the Company’s investment criteria. During 2008, the Company began a program with a third-party storefront consumer loan company to offer consumer loans through an online lending channel operated by the Company. Pursuant to the agreement between the parties, revenue is divided between the parties and each participant is directly responsible for certain program expenses. During 2008, the Company introduced a multi-payment installment loan product over the Internet, which typically has an average term of four months, and in 2010, the Company began to offer longer-term installment products over the Internet that have terms of up to 36 months. In September 2010, the Company began offering a line of credit product in the United States, for which the maximum credit limit available to customers was $1,800 in 2011. The Company intends to continue pursuing the development of new products related to the MLOC business in 2012 and to continue evaluating and offering new products and services that complement its Internet specialty financial services in order to meet the growing financial services needs of consumers, both in the United States and internationally.

The Company developed and utilizes proprietary and custom-designed technology platforms that are built for scalability and flexibility. The technology platforms are designed to be powerful enough to handle the large volumes of data required to evaluate customer applications and flexible enough to capitalize on changing customer preferences, market trends and regulatory changes. Further, the information gathered from these technology platforms allows the Company to focus on both existing and potential customers who it believes are more likely to provide the Company with better credit performance. Through this approach, the Company is able to build a valuable list of consumers who both use the credit products offered and to whom the Company can market its product offerings to help fulfill the customer’s credit needs. The Company also developed a proprietary point-of-sale system that it began rolling out to its retail services locations in the second half of 2011. This new system includes a single integrated, state-of-the-art system that has created efficiencies within the retail services locations and will allow the Company to offer more services to consumers. The Company will continue to pursue new customer acquisition through channels such as lead generation (sourcing potential customers via third-party lead providers, which use digital, email or other marketing efforts to acquire and provide the Company with loan applicants), traditional advertising and digital advertising.

Recent legislative and regulatory activity affecting the Company’s consumer loan products has led the Company to also explore new credit product alternatives to help its customers meet their short-term credit needs. While some legislative and regulatory actions in certain states where the Company operates has reduced the revenue per loan to levels that make the product less profitable or unattractive, these regulatory changes do not eliminate the credit needs of the Company’s customers. The Company remains committed to finding new and innovative solutions to help its customers avoid higher cost alternatives, such as overdraft protection, returned check fees and late charges on bills, in the absence of alternatives such as the consumer loan products.

Consistent with the goal of providing additional services in these markets, in late 2008 and early 2009, the Company began providing gold buying services and pawn lending in many of its retail services locations that previously offered only consumer loans. In addition, the Company began offering installment loans over the internet in 2008 and through many of its domestic retail services locations in 2010. Through the addition of these services, the Company expanded its customers’ available alternatives for short-term credit or cash while providing an opportunity for increased revenue and earnings. The Company plans to continue its efforts to develop and deliver ancillary financial products to its diverse and growing customer base.

The Company also acquired its MLOC business in 2008, which is operated under the wholly-owned subsidiary Debit Plus. Management believes that services the Company can offer to third-party card issuers, financial institutions, processors and program managers could help facilitate a viable credit alternative for certain customers. The Company intends to continue developing this platform with third parties as a national and international distribution vehicle of alternative credit products.

Expansion Considerations

The Company’s expansion program is subject to numerous unpredictable factors, such as the availability of attractive acquisition candidates or sites on suitable terms, market and regulatory conditions in the pawn or consumer loan business, general economic conditions and other factors. Among the primary factors that could affect the Company’s future planned expansion are:

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

Competition

Pawn Lending Activities

The Company has many competitors to its pawn lending activities, such as retailers of new merchandise, retailers of pre-owned merchandise, thrift shops, Internet retailers, Internet auction sites and other pawn shops. The pawnshop industry in the United States remains very fragmented, with an estimated 11,000 to 15,000 stores nationwide operating in 2011 that were owned primarily by independent operators and, to a lesser extent, by publicly-traded companies. The Company believes that it is the largest operator of pawnshops in the world. The three largest publicly-traded pawnshop companies, First Cash Financial Services, Inc., EZCORP, Inc., and the Company, operated approximately 1,300 total pawnshops in the United States in 2011. During 2011, the Company was the largest publicly-traded pawnshop operator in the United States. Management believes that the Company can achieve economies of scale and increased operating efficiencies by increasing the number of stores under operation and utilizing modern point-of-sale systems and proven operating methods. Management believes that the principal competitive factors in the pawnshop industry are location, quality customer service, and the ability to loan competitive amounts at competitive rates.

The pawnshop industry in Mexico is still in the expansion stage, is very fragmented and remains substantially less developed than it is in the United States. There has been significant growth in the number of pawnshops servicing Mexico over the last several years to an estimated 4,500 locations operating in 2011. These locations are owned by independent operators and chains, including some owned by not-for-profit organizations and publicly-traded companies. The Company’s primary competitors in Mexico include Monte de Piedad, Luz Savingion, Rafael Donde, First Cash Financial Services, Inc. and EZCORP, Inc. A large percentage of the population in Mexico is unbanked (or do not have a relationship with a bank) or underbanked (or have limited access to banking or other financial services) and has limited access to consumer credit. The Company anticipates significant opportunity for growth in the number of locations in Mexico due to the large number of potential customers underserved through traditional credit providers and the limited number of large pawnshop operators in the country.

Consumer Loan Activities

The Company offers consumer loans through many of its retail services locations and over the Internet. According to the Community Financial Services Association, industry analysts estimate that there were approximately 21,000 consumer loan storefront locations across the United States as of December 31, 2011. While the consumer loan industry grew significantly during the 1990’s into the early 2000’s with the addition of new storefront locations, the storefront growth has begun to contract in the past few years. This is due in part to changes in laws and regulations governing consumer loans in various states. As a result, management believes that opportunities in the United States for growth are limited at the storefront level and has elected to concentrate its efforts on the online lending channel for growth in its consumer loan business both in the United States and in foreign countries. While management believes that the Company is a major provider in the distribution of the consumer loan product via the Internet in the United States, it is difficult to determine its competitive position in the markets it serves.

Numerous competitors offer consumer loan products and services and many significant competitors are privately held, making it difficult for the Company to gauge the size of their business or their competitive positions. However, the Company believes its principal online competitors to customers in the United States include Miami Nation Enterprises, Integrity Advance and certain offshore lenders, many of whom offer short-term consumer loans under multiple brand names and domains. Storefront short-term consumer loan lenders that offer loans online or in storefronts are also a significant source of competition in most of the markets where the Company offers consumer loans online or in storefronts, including Advance America, Ace Cash Express, Check ‘n Go, Dollar Financial and Check Into Cash. In the United Kingdom, the Company believes that its principal online competitors include PaydayUK, Wonga and Lending Stream. In Australia, the Company believes its main online competitors are Cash Doctors, PaydayMate and First Stop Money. In Canada, for historical reasons, the industry has been dominated by storefront lenders, and as a result, the Company’s principal competitors are not online lenders but storefront lenders, such as Money Mart and The Cash Store.

Management believes that competition for the online lending channel continues to be fragmented and is primarily from competitors who may be operating either off-shore or within the boundaries of Native American reservations as a sovereign nation and do not operate under state or federal regulatory agencies. Management believes that the principal competitive factors in the consumer loan industry consist of the ability to provide sufficient loan size to consumers to meet their loan requests, speed of funding, customer privacy, ease of access, transparency of fees and interest, and customer service.

Impediments exist that prevent new entrants from easily entering the online lending market. New entrants must successfully implement underwriting and fraud prevention processes, incur high marketing and customer acquisition costs, overcome consumer brand loyalty and have sufficient capital to withstand early losses associated with unseasoned loan portfolios. In addition, there are substantial regulatory and compliance costs, including the need for expertise to customize products associated with licenses to lend in various states in the United States and in many international jurisdictions.

In addition to consumer loan lenders, the Company also competes with financial institutions, such as banks, credit unions, other consumer lenders and retail businesses offering similar financial services. Other lenders may and do lend money on terms more favorable than those offered by the Company. The Company believes that there is also indirect competition to some of its products and services, including bank overdraft facilities and banks’ and retailers’ insufficient funds policies, many of which may be more expensive alternative approaches for consumers to cover their bills and expenses than the consumer loan products and services offered by the Company.

Regulation

The Company’s operations are subject to extensive regulation, supervision and licensing under various federal, state and local statutes, ordinances and regulations. (For a geographic breakdown of operating locations, see “Item 2. Properties.”)

Pawnshop Regulations

U.S. Regulation

The Company’s pawn lending locations are regulated by the states and local jurisdictions in which they are located, and generally must be licensed by the state. The statutes and regulations applicable to pawn lending locations vary from state to state and in each local jurisdiction. In general, these statutes and regulations establish licensing requirements for pawnbrokers and pawn lending locations and regulate various aspects of the pawn loan, such as the service charges and interest rates that a pawn lending location may charge, the maximum amount of a pawn loan, the minimum and/or maximum term of a pawn loan, the content and format of the pawn ticket, and the length of time after a loan default that a pawn lending location must hold a pawned item before disposing of it. Failure to observe a state’s legal requirements for pawnbroking could result in, among other things, a loss of pawn licenses in that state, the imposition of fines or refunds, and other civil and/or criminal penalties. Additional federal regulations governing pawn operations are described in “Other Regulations Affecting Lending Operations” below.

Many of the Company’s pawn lending locations are also subject to ordinances in their local jurisdictions that may require, for example, local licenses or permits and specified recordkeeping procedures, among other things. Most of the Company’s pawn lending locations voluntarily, or pursuant to applicable laws, work with local law enforcement agencies and other pawn lenders to determine conflicting claims of rightful ownership. Goods held to secure pawn loans or goods purchased that are determined to belong to an owner other than the borrower or seller are subject to recovery by the rightful owner. The Company historically has not experienced a material number of claims of this nature, and the claims experienced have not had a material adverse effect on the Company’s results of operations.

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

Mexico Regulation

The Prenda Fácil storefront locations are regulated by a federal consumer protection agency, Procuraduría Federal del Consumidor (“PROFECO”). PROFECO regulates the form and terms of pawn loan contracts and many operating standards and procedures for pawnshops, including retail operations. Neither PROFECO nor federal statute imposes interest rate caps on pawn loans. The pawn industry in Mexico is also subject to various regulations in the areas of tax compliance, customs, consumer protection and employment matters, among others, by various federal, state and local governmental agencies. Additionally, certain Mexican states have pawn statutes that require pawnshops to be licensed and regulate certain aspects of a pawn operation such as rate, pawn tickets and other terms of the pawn transaction. Generally, however, federal regulations are intended to control over the state statutes with respect to the pawn operations in Mexico.

Consumer Loan Regulations

U.S. Regulation

Each state in the United States in which the Company originates consumer loan products has specific laws dealing with the conduct of this business. The same regulations generally apply to consumer loans made both in storefront locations and online. These laws and regulations typically restrict the amount of finance and service charges that may be assessed, including setting the maximum fees or interest rates that the Company can charge, and limit the customer’s ability to renew or extend these consumer loans. In many instances, the regulations also limit the aggregate principal amount that a provider may advance (and, in some cases, the number of consumer loans the provider may make) to any one customer at one time. Some state statutes also specify minimum and maximum maturity dates for consumer loans and, in some cases, specify mandatory cooling-off periods between transactions. Consumer loan lenders typically must be licensed by the state licensing authority in order to offer the consumer loan product in that state and must file periodic written reports regarding business operations and undergo comprehensive examinations or audits from time to time to assess its compliance with applicable laws and regulations. Some states require consumer loan lenders to report their customers’ consumer loan activities to a state-wide database, and such lenders are generally restricted from making consumer loans to customers who may have a certain amount of consumer loans outstanding with other lenders. Failure to observe a state’s legal requirements for consumer loan lending could result in, among other things, a loss of consumer loan licenses in that state, the imposition of fines or customer refunds, and other civil and/or criminal penalties.

In states or jurisdictions where the Company offers its CSO programs, it complies with that jurisdiction’s Credit Services Organization Act or a similar statute that generally defines the services that the Company can provide to consumers and requires the Company to provide a contract to the customer outlining its services and the cost of those services to the customer. In addition, these laws may require additional disclosures to consumers and may require the Company to be registered or licensed with the jurisdiction and/or be bonded.

The consumer loan business is also subject to various laws, rules and guidelines relating to the procedures and disclosures needed for debiting a debtor’s checking account for amounts due via an ACH transaction. Additionally, the Company uses the Federal Fair Debt Collection Practices Act (“FDCPA”) as a guide to operating its collection activities and complies with all applicable state collection practices laws. Furthermore, with respect to online consumer loans, the Company is subject to various state and federal e-signature rules mandating that certain disclosures be made and certain steps be followed in order to obtain and authenticate e-signatures. In addition, some states restrict the advertising content of marketing materials with respect to consumer loans.

Additional federal regulations governing consumer loan businesses are described in “Other Regulations Affecting Lending Operations” below.

Short-term consumer loans have come under increased regulatory scrutiny in recent years that has resulted in increasingly restrictive regulations and legislation that has been introduced or adopted in a number of states, which has eliminated the offering of consumer loans in certain states or has made offering such loans less profitable or unattractive to the Company.

Foreign Regulation

In the United Kingdom, the Company’s consumer lending activities must comply with the Consumer Credit Act of 1974, which was amended by the CCA, and related rules and regulations, including certain provisions of the European Union Consumer Credit Directive, which, among other things, requires the Company to obtain governmental licenses and prescribe the presentation, form and content of loan agreements, including statutory warnings and the layout of financial information. The Company must also follow the Irresponsible Lending Guidance of the OFT, which provides greater clarity for lenders as to business practices that the OFT believes constitute irresponsible lending under the CCA. For further discussion of the OFT, see “Item 1A. Risk Factors—Risks Related to the Company’s Business and Industry—Significant changes in, or a deterioration of, the political, regulatory or economic environment of Mexico, Australia, Canada or the United Kingdom could affect the Company’s operations in these countries.”

The Company is also subject to the requirements of the Data Protection Act 1988 (the “DPA”), and is required to be fully registered as a data-controller under the DPA. The Company is also required to be certified under the European Union Safe Harbor provisions, which allows European Union data to be passed to non-European Union countries.

In Australia, the Company acts as a finance broker, offering the lending products of unaffiliated third-party lenders, which is similar to the Company’s CSO programs in the United States. In Australia, the Company follows the responsible lending guidelines under the National Consumer Credit Protection Act (2010) (the “NCCPA”). In Canada, all regulation of the consumer lending industry is conducted at the provincial level. In general, the regulations require lenders to be licensed, set maximum fees and regulate collection practices.

Industry Best Practices

In addition to the federal, state and local regulatory requirements applicable to consumer loan products, the Company, as a member of the Community Financial Services Association of America (the “CFSA”), also adheres to the guidelines for responsible lending promulgated by the CFSA. The CFSA is a national association of lenders that encourages responsible industry practices and promotes consumer loan legislation and regulation to provide consumer loan customers with substantive consumer protections while preserving their access to short-term credit options. The CFSA requires its members to follow the CFSA’s guidelines for responsible lending, to promote responsible lending practices in the consumer loan industry, and to ensure that customers have complete information about their loan and are treated fairly and in compliance with the laws applicable to their loan. Among other things, the guidelines developed by the CFSA include:

—

Fully and clearly disclosing the terms of each loan, including prominent disclosure of the service fee amount as both a dollar amount and as an annual percentage rate, as required by the Federal Truth in Lending Act and applicable state laws;

—

Providing customers who are unable to repay a loan according to its original terms an opportunity, at least once in a 12-month period, to repay the loan in four equal installments over an extended period at no extra cost;

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

In addition, the Company is also a member of the Online Lenders Alliance (“OLA”), which is a professional organization representing the growing industry of companies offering online consumer loans in the United States. All member companies have agreed to OLA Best Practices and a Code of Conduct developed by OLA to ensure that consumer loan customers are fully informed, fairly treated and are using all lending products and practices responsibly.

The OLA also has been tasked with clearing up misconceptions and myths surrounding the online lending industry and educating the public, legislators and regulators about the demand for and importance of consumer loan products on the Internet. The OLA Best Practices are summarized as follows:

—	Disclose all loan terms in a transparent and easy to understand way to help consumers make educated decisions;
—	Provide consumers a chance to change their mind by maintaining a reasonable cancellation policy;
—	Comply with all applicable laws and regulations and be in good standing with applicable governing officials and regulatory bodies;
—	Protect consumers’ personal data with comprehensive website security and a privacy policy;
—	Help consumers help themselves by providing referrals to credit counseling, education and assistance where appropriate;
—	Follow all Truth-in-Lending Practices;
—	Use advertising and marketing practices that promote the responsible use of short-term credit services;
—	Prohibit any false, misleading or deceptive acts or practices;
—

Provide comprehensive website security and fraud prevention practices that include timely and accurate reports on loan activity, consumer notification of account use, and validation of routing numbers;

—	Treat consumers with respect and use fair, professional and non-abusive collection practices; and
—	Prohibit the use of unlawful threats, intimidation, or harassment to collect accounts.

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

The Company is also subject to the Federal Truth in Lending Act (and its underlying regulations, known as Regulation Z) and the Fair Credit Reporting Act. These laws require the Company to provide certain disclosures to prospective borrowers and protect against unfair credit practices. The principal disclosures required under the Truth in Lending Act are intended to promote the informed use of consumer credit. Under the Truth in Lending Act, the Company, when acting as a lender, is required to disclose certain material terms related to a credit transaction, including, but not limited to, the annual percentage rate, finance charge, amount financed, total of payments, the number and amount of payments and payment due dates to repay the indebtedness. The Fair Credit Reporting Act regulates the collection, dissemination and use of consumer information, including consumer credit information. The Fair Credit Reporting Act requires the Company to promptly update any credit information reported to a credit reporting agency about a consumer and to allow a process by which consumers may inquire about credit information furnished by the

Company to a consumer reporting agency. In addition, the Fair Credit Reporting Act requires that the Company must provide a loan applicant a Notice of Adverse Action when the Company denies an application for credit, which, among other things, informs the applicant of the action taken regarding the credit application and of their right to learn the specific reasons for the denial of credit. In addition, the Federal Equal Credit Opportunity Act prohibits discrimination against any credit applicant on the basis of any protected category, such as race, color, religion, national origin, sex, marital status, or age, and requires the Company to notify credit applicants of any action taken on the individual’s credit application.

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

Since October 2007, federal law caps the annual percentage rate that may be charged on loans made to active duty military personnel, active duty reservists, and members of the National Guard and their immediate families at 36%. This 36% annual percentage rate cap, which effectively prohibits the Company from offering certain of its consumer loan products to members of the military or their families, applies to a variety of loan products, including consumer loans, though it does not apply to pawn loans.

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

The Dodd-Frank Act created the CFPB. The CFPB has announced that it will now exercise full regulatory, supervisory and enforcement powers over certain non-bank providers of consumer financial products and services such as the Company. These powers include explicit supervisory authority to examine and require registration of such providers of consumer financial products and services, including providers of consumer loans such as the Company; the authority to adopt rules describing specified acts and practices as being “unfair,” “deceptive” or “abusive,” and hence unlawful; and the authority to impose record-keeping obligations. See “Recent Regulatory Developments” and “Item 1A. Risk Factors—Risks Related to the Company’s Business and Industry—The Consumer Financial Protection Bureau that was created by the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 has announced the commencement of regulatory, supervisory and enforcement powers over non-bank providers of consumer credit such as the Company,” for further discussion of the Dodd-Frank Act and the CFPB.

The failure to comply with any of the laws, rules or related regulations described in “—Other Regulations Affecting Lending Operations” could result in, among other things, the issuance of cease and desist orders (which can include orders for restitution or rescission of contracts, as well as other kinds of affirmative relief), the imposition of fines or refunds, and other civil and/or criminal penalties, some of which could be significant in the case of knowing or reckless violations.

Casualty insurance, including burglary coverage, is maintained for each of the Company’s locations, and fidelity coverage is maintained on each of the Company’s employees.

The Company’s franchising activities are subject to various federal and state regulations that, among other things, mandate disclosures to prospective franchisees and other requirements.

The Company could be subject to changes in regulations and other foreign changes as discussed under “Item 1A. Risk Factors—Risks Related to the Company’s Business and Industry—Adverse changes in laws or regulations affecting the Company’s products and services could negatively impact the Company’s operations” and “—Significant changes in, or a deterioration of, the political, regulatory or economic environment of Mexico, Australia, Canada or the United Kingdom could affect the Company’s operations in these countries.”

Management of the Company believes its operations are conducted in material compliance with all federal, state and local laws and ordinances applicable to its business.

Company and Website Information

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

Name	Age	Position
Daniel R. Feehan	61	Chief Executive Officer and President
Thomas A. Bessant, Jr.	53	Executive Vice President – Chief Financial Officer
Timothy S. Ho	31	President – E-Commerce Division
Dennis J. Weese	48	President – Retail Services Division
J. Curtis Linscott	46	Executive Vice President – General Counsel and Secretary

Daniel R. Feehan has been Chief Executive Officer and President since February 2000. He served as the Company’s President and Chief Operating Officer from January 1990 until February 2000, except that he served as Chairman and Co-Chief Executive Officer of one of the Company’s subsidiaries from February 1998 to February 1999 before returning to the position of President and Chief Operating Officer of the Company. Mr. Feehan received a Bachelor of Business Administration degree in Accounting from Texas A&M University.

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

Timothy S. Ho has been President – E-Commerce Division since October 1, 2008 and has been the President and Chief Executive Officer of Enova since its formation in September 2011. Mr. Ho joined Enova International, Inc. (formerly known as CashNetUSA) in January 2006 as Director of Process Development, and he joined the Company in September 2006 as Vice President of Business Development in conjunction with the Company’s acquisition of CashNetUSA. Mr. Ho served as Senior Vice President – Strategic Development-E-Commerce Division from February 2008 until October 2008 where he oversaw the division’s strategy, marketing and analytics. Prior to joining Enova, Mr. Ho worked in program management at GE Healthcare in Milwaukee, Wisconsin. He received a Bachelor of Science degree in Computer Science from the University of Illinois.

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

Risks Related to the Company’s Business and Industry

Adverse changes in laws or regulations affecting the Company’s products and services could negatively impact the Company’s operations.

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

In particular, consumer loans have come under increased regulatory scrutiny in the United States in recent years that has resulted in increasingly restrictive regulations and legislation that makes offering such loans in certain states less profitable or unattractive to the Company. Regulations adopted by some states require that all borrowers of certain short-term loan products be listed on a database and limit the number of such loans a borrower may have outstanding. Other regulations adversely impact the availability of the Company’s consumer loan products to active duty military personnel and their immediate families. Legislative or regulatory activities may also limit the amount of interest and fees to levels that do not permit the offering of consumer loans to be feasible or may limit the number of consumer loans that customers may receive or have outstanding.

Certain consumer advocacy groups and federal and state legislators have also asserted that laws and regulations should be tightened so as to severely limit, if not eliminate, the availability of certain short-term consumer loan products to consumers, despite the significant demand for it. In particular, both the executive and legislative branches of the U.S. federal government continue to receive significant pressure from consumer advocates and other industry opposition groups, and those governmental branches have recently exhibited an increased interest in debating legislation that could further regulate short-term consumer loan products. The U.S. Congress has debated, and may in the future adopt, proposed legislation that could, among other things, place a cap on the effective annual percentage rate on consumer loan transactions (which could encompass both the Company’s consumer loan and pawn businesses), place a cap on the dollar amount of fees that may be charged for consumer loans, ban loan renewals (where the customer agrees to pay the current finance charge on a loan for the right to make payment of the outstanding principal balance of such loan at a later date plus an additional finance charge) or limit the number of loan renewals and the rates to be charged for loan renewals, require the Company to offer an extended payment plan, allow for only minimal origination fees for advances, limit renewals and the rates to be charged for renewals, require short-term lenders to be bonded or require lenders to report consumer loan activity to databases designed to monitor or restrict consumer borrowing activity.

The Company follows legislative and regulatory developments in each state where it does business. In addition, since 2006, legislative changes that have been enacted in Arizona, Colorado, Illinois, Maryland, Minnesota, Montana, New Hampshire, Ohio, Oregon, Washington and Wisconsin impact the consumer loan products the Company has historically offered in those states. Due to these legislative changes, the Company has ceased offering consumer loans in the States of Arizona, Montana and New Hampshire and discontinued the Credit Services Organization program in Maryland. In addition, these changes have also altered the parameters upon which the Company offers consumer loans to consumers in the other states mentioned above; therefore, reducing the profitability and the volume of the consumer loans the Company offers to customers in these other states. See “Item 1. Business—Recent Developments—Recent Regulatory Developments” for additional information regarding recent regulatory developments.

The Company cannot currently assess the likelihood of any future unfavorable federal or state legislation or regulations being proposed or enacted that could affect the Company’s products and services, including short-term consumer loans and pawn loans. The Company is closely monitoring proposed legislation being discussed in states such as Kentucky, Mississippi, Missouri and Ohio, among others. There can be no assurance that additional legislative or regulatory initiatives will not be enacted that could severely restrict, prohibit or eliminate the Company’s ability to offer a short-term loan product. Any federal or state legislative or regulatory action that severely restricts, by imposing an annual percentage rate limit on consumer loan transactions or otherwise prohibits, or places restrictions on, consumer loans and similar services, if enacted, could have a material adverse impact on the Company’s business, prospects, results of operations and financial condition and could impair the Company’s ability to continue current operations.

In addition to state and federal laws and regulations, the Company’s business is subject to various local rules and regulations such as local zoning regulation and permit licensing. Local jurisdictions’ efforts to restrict pawnshop operations and short-term lending through the use of local zoning and permitting laws have been increasing. Actions taken in the future by local governing bodies to require special use permits for, or impose other restrictions on consumer lending or short-term lenders could have a material adverse effect on the Company’s business, prospects, results of operations and financial condition and could impair the Company’s ability to continue current operations.

The Consumer Financial Protection Bureau that was created by the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 has announced the commencement of regulatory, supervisory and enforcement powers over non-bank providers of consumer credit such as the Company.

The U.S. Congress passed the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”), and Title X of the Dodd-Frank Act created the Consumer Financial Protection Bureau (the “CFPB”). The CFPB became operational in certain respects in July 2011, although it did not have the ability to oversee and exercise its full authority over non-depository institutions and implement related rules until a permanent director was installed. On January 4, 2012, President Obama appointed a Director of the CFPB in a recess appointment bypassing Senate confirmation. Although there remain doubts about the legality of this appointment and the appointment may be subject to legal challenge, the CFPB has announced that it will now exercise full regulatory, supervisory and enforcement powers over certain non-bank providers of consumer financial products and services such as the Company.

The CFPB’s powers include explicit supervisory authority to examine and require registration of such providers of consumer financial products and services, including providers of consumer loans such as the Company; the authority to adopt rules describing specified acts and practices as being “unfair,” “deceptive” or “abusive,” and hence unlawful; and the authority to impose recordkeeping obligations. The Company does not currently know the nature and extent of the rules the CFPB will consider for consumer loan products and services such as those offered by the Company or the timeframe in which the CFPB may consider such rules.

The CFPB has indicated that it intends to systematically gather data to obtain a complete picture of the consumer loan market and its impact on consumers, and the CFPB has also released its Short-Term, Small-Dollar Lending Procedures, which is the field guide CFPB examiners will use when examining small-dollar lenders such as the Company. The CFPB’s examination authority permits CFPB examiners to inspect the Company’s books and records and ask questions about its business, and the examination procedures include specific modules for examining marketing activities, loan application and origination activities, payment processing activities and sustained use by consumers, collections, defaults and consumer reporting and third-party relationships. Although the CFPB does not have the authority to regulate fees or interest rates, it is possible that at some time in the future the CFPB could propose and adopt rules making short-term consumer lending products and services materially less profitable or even impractical to offer, which could force the Company to modify or terminate certain of its product offerings in the United States. The CFPB could also adopt rules imposing new and potentially burdensome requirements and limitations with respect to other consumer loan products and services. Any such rules could have a material adverse effect on the Company’s business, results of operations and financial condition or could make the continuance of all or part of the Company’s current U.S. business impractical or unprofitable.

In addition to the Dodd-Frank Act’s grant of regulatory and supervisory powers to the CFPB, the Dodd-Frank Act gives the CFPB authority to pursue administrative proceedings or litigation for violations of federal consumer financial laws (including the CFPB’s own rules). In these proceedings, the CFPB can obtain cease and desist orders (which can include orders for restitution or rescission of contracts, as well as other kinds of affirmative relief) and monetary penalties ranging from $5,000 per day for ordinary violations of federal consumer financial laws to $25,000 per day for reckless violations and $1 million per day for knowing violations. Also, where a company has violated Title X of the Dodd-Frank Act or CFPB regulations implemented under Title X of the Dodd-Frank Act, the Dodd-Frank Act empowers state attorneys general and state regulators to bring civil actions for the kind of cease and desist orders available to the CFPB. If the CFPB or one or more state officials believe that the Company has violated any of the applicable laws or regulations, they could exercise their enforcement powers in ways that could have a material adverse effect on the Company or its business.

Media reports and public perception of consumer loans as being predatory or abusive could materially adversely affect the Company’s consumer loan business.

In recent years, consumer advocacy groups and some media reports have advocated governmental action to prohibit or place severe restrictions on short-term consumer loans. Such consumer advocacy groups and media reports generally focus on the Annual Percentage Rate, to a consumer for this type of loan, which is compared unfavorably to the interest typically charged by banks to consumers with top-tier credit histories. The fees charged by the Company and others in the industry attract media publicity about the industry and can be perceived as controversial by those who do not focus on the credit risk and high transaction costs of serving the Company’s customer segment. If the negative characterization of these types of loans becomes increasingly accepted by consumers, demand for the consumer loan products could significantly decrease, which could materially affect the Company’s results of operations and financial condition. Additionally, if the negative characterization of these types of loans is accepted by legislators and regulators, the Company could become subject to more restrictive laws and regulations that could materially adversely affect the Company’s financial condition and results of operations and could impair the Company’s ability to continue current operations.

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

Significant changes in, or a deterioration of, the political, regulatory or economic environment of Mexico, Australia, Canada or the United Kingdom could affect the Company’s operations in these countries.

Significant changes in, or a deterioration of, the political, regulatory or economic environment of Mexico, Australia, Canada or the United Kingdom could restrict the ability of the Company to sustain or expand its operations in these countries, which could materially adversely affect the Company’s business, prospects, results of operations and financial condition and could impair the Company’s ability to continue its operations in these countries.

In Mexico, restrictions and regulations affecting pawn services, including licensing restrictions, disclosure requirements and limits on interest rates have been and likely will in the future be proposed from time to time. The Company also maintains business relationships with significant third party service providers. The failure of key service providers to fulfill their obligations as a result of regulatory, political, economic or other factors could disrupt the Company’s operations in Mexico. The Company’s business in Mexico is also subject to other potential risks and uncertainties that are beyond the Company’s control, such as violence, social unrest, enforcement of property rights and public safety and security, which could restrict or eliminate the Company’s ability to operate some or all of its locations in Mexico or significantly reduce customer traffic or demand.

In addition, the Company offers consumer loans, either directly or through an independent third-party lender, over the Internet to customers in Australia, Canada and the United Kingdom. These countries have recently exhibited an increasing interest in considering legislation that could regulate or restrict the short-term consumer loan products the Company offers. For example, in the United Kingdom the Company must follow the Irresponsible Lending Guidance of the Office of Fair Trading (the “OFT”), and in October 2011, the OFT issued new debt collection guidance, updating prior guidance, that could restrict the number of times and the amounts that short-term consumer lenders such as the Company are allowed to debit a customer’s account, which includes debits to both bank accounts and debit cards. The OFT is undertaking a supplemental consultation on the guidance it issued that may result in an amendment to the guidance, and the OFT has indicated that it will not enforce the guidance during the supplementary consultation period. While the Company is in the early stages of interpreting the guidance and assessing its impact on its business and current practices, compliance with the new guidance, as it is written or as it may be amended, could result in significant changes to the Company’s consumer loan operations with respect to loans made in the United Kingdom and collection practices and could result in lower collections on loans made by the Company and a decrease in the number of customers that it is able to approve. In addition, in February 2012, the OFT announced that it had launched an extensive review of the payday lending sector in the United Kingdom to assess the sector’s compliance with the Consumer Credit Act of 2006, the OFT’s Irresponsible Lending Guidelines and other relevant guidance and legal obligations. In connection with this review, the Company has received formal notice from the OFT indicating that the Company is one of 50 companies that will be subject to on-site inspections by the OFT. However, the OFT has not yet established when it plans to visit the Company’s premises to assess the Company’s United Kingdom business and compliance activities. The OFT has announced that these inspections could be used to assess a licensee’s fitness to hold a consumer credit license and could result in formal enforcement action where appropriate. If the Company is required to make changes to its consumer loan operations in the United Kingdom due to the new OFT guidance or if any action is taken by the OFT following its inspection of the Company and others in the industry, such action could have a material adverse effect on the Company’s foreign business, prospects, results of operations and financial conditions and could impair the Company’s ability to continue its current operations in the United Kingdom.

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

The Company’s consumer loan revenues depend in part on the willingness and ability of unaffiliated third-party lenders to make loans to customers and with other third parties to provide services to facilitate lending and loan underwriting in both the storefront and online lending consumer loan channels. The loss of the relationship with any of these third parties, and an inability to replace them or the failure of these third parties to maintain quality and consistency in their programs or services or to have the ability to provide their products and services, could cause the Company to lose customers and substantially decrease the revenues and earnings of the Company’s consumer loan business. The Company offers other services provided by various third-party vendors available to its customers. If a third-party provider fails to provide its product or service, does not maintain its quality and consistency or fails to have the ability to provide their products and services, the Company could lose customers and related revenue from those products or services. The Company also uses third parties to support and maintain certain of its communication systems and computerized point-of-sale and information systems. The failure of such third parties to fulfill their support and maintenance obligations could disrupt the Company’s operations.

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

If the Company’s allowance for losses and liability for estimated losses on third-party lender-owned consumer loans are not adequate to absorb losses, the Company’s results of operations and financial condition may be adversely affected.

As more fully described under “Item 8. Financial Statements and Supplementary Data— Note 5,” the Company utilizes a variety of underwriting criteria, monitors the performance of its consumer loan portfolios and maintains either an allowance or liability for estimated losses on consumer loans (including fees and interest) at a level estimated to be adequate to absorb credit losses inherent in the receivables portfolio and expected losses from CSO guarantees. The allowance deducted from the carrying value of consumer loans was $63.1 million at December 31, 2011, and the liability for estimated losses on third-party lender-owned consumer loans was $3.1 million at December 31, 2011. These reserves are estimates, and if actual loan losses are materially greater than the Company’s reserves, the Company’s results of operations and financial condition could be adversely affected.

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

Future acquisitions and/or the failure to successfully integrate newly acquired businesses into the Company’s operations could negatively impact the Company’s performance.

The Company has historically grown through strategic acquisitions, and a key component of the Company’s future strategy is to continue to pursue attractive acquisition opportunities in order to expand its product and service offerings and markets and grow its business in response to changing customer demands, regulatory environments, technologies and competitive pressures. In some circumstances, the Company may expand its offerings through the acquisition of complementary businesses, solutions or technologies rather than through internal development. The identification of suitable acquisition candidates can be difficult, time-consuming and costly, and the Company may not be able to successfully complete identified acquisitions. Furthermore, even if the Company successfully completes an acquisition, it may not be able to successfully assimilate and integrate the business, technologies, solutions, personnel or operations of the business that it acquires, particularly if key personnel of an acquired company decide not to work for the Company. In addition, the Company may issue equity securities to complete an acquisition, which would dilute its shareholders’ ownership and could adversely affect the price of the Company’s common stock. Acquisitions may also involve the entry into geographic or business markets in which the Company has little or no prior experience or may expose the Company to additional material liabilities. In addition, any acquisition has the risk that the Company may not realize a return on the acquisition or the Company’s investment. Consequently, the Company may not achieve anticipated benefits of the acquisitions, which could materially adversely affect the Company’s business, prospects, results of operations and financial condition.

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

In the past, the Company has accessed the debt capital markets to refinance existing debt obligations and to obtain capital to finance growth. Efficient access to these markets is critical to the Company’s ongoing financial success; however, the Company’s future access to the debt capital markets could become restricted due to a variety of factors, including a deterioration of the Company’s earnings, cash flows, balance sheet quality, or overall business or industry prospects, a disruption or deterioration in the state of the capital markets or a negative bias toward the

Company’s industry by market participants. Disruptions and volatility in the capital markets may cause banks and other credit providers to restrict availability of new credit facilities and require higher pricing upon renewal of existing credit facilities. The Company’s ability to obtain additional financing in the future will depend in part upon prevailing capital market conditions, and a potential disruption in the capital markets may adversely affect the Company’s efforts to arrange additional financing on terms that are satisfactory to the Company. If adequate funds are not available, or are not available on acceptable terms, the Company may not be able to make future investments, take advantage of potential acquisitions or other opportunities, or respond to competitive challenges and this, in turn, could adversely affect the Company’s ability to advance its strategic plans. Additionally, if the capital and credit markets experience volatility and the availability of funds is limited, third parties with whom the Company does business may incur increased costs or business disruption and this could adversely affect the Company’s business relationships with such third parties.

Some of the Company’s debt agreements contain financial covenants and other restrictions that may limit its ability to operate its business.

Some of the Company’s debt agreements contain various restrictive covenants, compliance with which is essential to continued credit availability. These restrictive covenants, among other things, restrict the Company’s ability to:

•	incur additional debt;
•	incur or permit certain liens to exist;
•	make certain investments;
•	merge or consolidate with or into, or convey, transfer, lease or dispose of all or substantially all of its assets to, another company;
•	make certain dispositions;
•	make certain payments; and
•	engage in certain transactions with affiliates.

Some of the Company’s debt agreements also require the Company to maintain certain financial ratios. The covenants and restrictions contained in the debt agreements could limit the Company’s ability to fund its business, make capital expenditures, and make acquisitions or other investments in the future. Any failure to comply with any of these financial and other affirmative and negative covenants could constitute an event of default under the debt agreements, entitling the lenders to, among other things, terminate future credit availability under the agreement, and/or increase the interest rate on outstanding debt, and/or accelerate the maturity of outstanding obligations under that agreement. Any such default could materially adversely affect the Company’s business, prospects, results of operations and financial condition and could impair the Company’s ability to continue current operations.

Failure to satisfy the Company’s debt obligations could have a material adverse effect on the Company’s business.

As of December 31, 2011, the Company had $537.3 million total debt outstanding, including the Company’s credit facilities, senior unsecured notes and 2009 Convertible Notes as more fully described under “Item 8. Financial Statements and Supplementary Data — Note 11.” If the Company is unable to generate sufficient cash flow or otherwise obtain funds necessary to make required payments on these debt obligations or if it is in breach of the covenants contained in the debt agreements it would default under the terms of the applicable agreement or indenture. Any such default could result in an acceleration of the repayment obligations to such lenders as well as the lenders under any of its other debt agreements under applicable cross default provisions. Any such default could materially adversely affect the Company’s business, prospects, results of operations and financial condition and could impair the Company’s ability to continue current operations.

The Company is subject to impairment risk.

At December 31, 2011, the Company had goodwill totaling $562.7 million, consisting of $352.4 million related to the retail services segment and $210.3 million related to the e-commerce segment, on its consolidated balance sheets, all of which represent assets capitalized in connection with the Company’s acquisitions and business combinations. In addition, at December 31, 2011, the Company had intangible assets, net of accumulated amortization, of $34.8 million, consisting of $34.6 million related to its retail services segment and $0.2 million related to the e-commerce segment. Accounting for intangible assets requires significant management estimates and judgment. Events may occur in the future and the Company may not realize the value of these intangible assets. Management performs periodic reviews of the carrying values of the intangible assets to determine whether events and circumstances indicate that an impairment in value may have occurred. A variety of factors could cause the carrying value of an intangible asset to become impaired. Should a review indicate impairment, a write-down of the carrying value of the intangible asset would occur, resulting in a non-cash charge, which would adversely affect the Company’s results of operations and could also lead to the Company’s inability to comply with certain covenants in the Company’s financing documents, which could cause a default under those agreements.

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

Security breaches, cyber attacks or fraudulent activity could result in damage to the Company’s operations or lead to reputational damage.

A security breach or cyber attack of the Company’s computer systems could interrupt or damage the Company’s operations or harm its reputation. Despite the implementation of security measures, the Company’s systems may still be vulnerable to data theft, computer viruses, programming errors, attacks by third parties or similar disruptive problems.

If the Company were to experience a security breach or cyber attack, it could be required to incur substantial costs and liabilities, including, among other things, the following:

•	expenses to rectify the consequences of the security breach or cyber attack,
•	liability for stolen assets or information,
•	costs of repairing damage to the Company’s systems,
•	lost revenue and income resulting from any system downtime caused by such breach or attack,
•	increased costs of cyber security protection,
•	costs of incentives the Company may be required to offer to its customers or business partners to retain their business, and
•	damage to the Company’s reputation causing customers and investors to lose confidence in the Company.

In addition, any compromise of security or a cyber attack could deter consumers from entering into transactions that involve transmitting confidential information to the Company’s systems. Further, if confidential customer information or information belonging to the Company’s business partners is misappropriated from the Company’s computer systems, the Company could be sued by those who assert the Company did not take adequate precautions to safeguard its systems and confidential data belonging to the Company’ customers or business partners, which could subject the Company to liability and result in significant legal fees and expenses of defending these claims. As a result, any compromise of security of the Company’s computer systems or cyber attack could have a material adverse effect on the Company’s business, prospects, results of operations and financial condition.

Current and future litigation or regulatory proceedings could have a material adverse effect on the Company’s business, prospects, results of operations and financial condition.

The Company has been and is currently subject to lawsuits (including purported class actions) that could cause it to incur substantial expenditures and generate adverse publicity. The Company is also likely to be subject to further litigation in the future. The consequences of an adverse ruling in any current or future litigation could cause the Company to have to refund fees and/or interest collected, refund the principal amount of advances, pay treble or other multiple damages, pay monetary penalties and/or modify or terminate the Company’s operations in particular states. Defense of any lawsuit, even if successful, could require substantial time and attention of the Company’s management and could require the expenditure of significant amounts for legal fees and other related costs. Settlement of lawsuits may also result in significant payments and modifications to the Company’s operations. The Company is also subject to regulatory proceedings, and the Company could suffer losses from interpretations of state laws in those regulatory proceedings, even if it is not a party to those proceedings. Any of these events could have a material adverse effect on the Company’s business, prospects, results of operations and financial condition and could impair the Company’s ability to continue current operations.

Judicial decisions, CFPB rule-making or amendments to the Federal Arbitration Act could render the arbitration agreements the Company uses illegal or unenforceable.

The Company includes arbitration provisions in its consumer loan agreements. These provisions are designed to allow the Company to resolve any customer disputes through individual arbitration rather than in court and explicitly provide that all arbitrations will be conducted on an individual and not on a class basis. The Company’s arbitration agreements do not generally have any impact on regulatory enforcement proceedings.

The Company takes the position that the Federal Arbitration Act requires the enforcement of the Company’s arbitration agreements and their class action waivers in accordance with their terms. The Company believes that the U.S. Supreme Court’s decision in the AT&T Mobility v. Concepcion case, holding that consumer arbitration agreements meeting certain specifications are enforceable, will now reduce the possibility that lower courts will rule that the Company’s arbitration agreements with class action waivers are unenforceable. The AT&T Mobility v. Concepcion decision was rendered on April 27, 2011. Notwithstanding two recent rulings from a Pennsylvania federal district court and another ruling from a Texas federal district court enforcing the Company’s arbitration agreements with class action waivers in reliance on the AT&T Mobility v. Concepcion decision, further challenges to the enforceability of arbitration agreements with class action waivers will likely continue to be brought in an effort to limit the precedential effect of the AT&T Mobility v. Concepcion decision. If those challenges are successful, the Company’s arbitration agreements could be unenforceable.

In addition, the U.S. Congress has considered legislation that would generally limit or prohibit mandatory arbitration agreements in consumer contracts and has adopted such a prohibition with respect to certain mortgage loan agreements and also certain consumer loan agreements to members of the military on active duty and their dependents. Further, the Dodd-Frank Act directs the CFPB to study consumer arbitration and report to the U.S. Congress, and it authorizes the CFPB to adopt rules limiting or prohibiting consumer arbitration, consistent with the results of its study. Any such rule would apply to arbitration agreements entered into more than six months after the final rule becomes effective (and not to prior arbitration agreements).

Any judicial decisions, legislation or other rules or regulations that impair the Company’s ability to enter into and enforce consumer arbitration agreements and class action waivers could significantly increase the Company’s exposure to class action litigation as well as litigation in plaintiff-friendly jurisdictions. Such litigation could have a material adverse effect on the Company’s business, results of operations and financial condition.

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

The Company’s operations could be subject to natural disasters and other business disruptions, which could adversely impact its future revenue and financial condition and increase its costs and expenses.

The Company’s services, operations and pawnshops from which it provides its products and services are vulnerable to damage or interruption from tornadoes, hurricanes, earthquakes, fires, floods, power losses, telecommunications failures, terrorist attacks, acts of war, human errors and similar events. A significant natural disaster, such as a tornado, hurricane, earthquake, fire or flood, could have a material adverse impact on the Company’s business and the Company’s insurance coverage may be insufficient to compensate the Company for losses that may occur. Acts of terrorism, civil unrest or violence could cause disruptions to the Company’s business or the economy as a whole. More generally, any of these events could cause consumer confidence and spending to decrease or result in increased volatility in the U.S. economy and worldwide financial markets. Any of these occurrences could have a material adverse effect on the Company’s business, prospects, results of operations and financial condition.

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

The market price for the Company’s common stock has varied between a high of $62.33 on September 20, 2011 and a low of $36.65 on January 4, 2011 in the twelve-month period ended December 31, 2011. The Company’s stock price is likely to continue to be volatile and subject to significant price and volume fluctuations in response to market and other factors, including the other factors discussed in “Risks Related to the Company’s Business and Industry,” variations in the Company’s quarterly operating results from management’s expectations or those of securities analysts or investors, downward revisions in securities analysts’ estimates and announcements by the Company or its competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments.

In addition, the stock market in general may experience significant volatility that is unrelated to the operating performance of companies whose shares are traded. These market fluctuations could adversely affect the trading price of the Company’s common stock, regardless of the Company’s actual operating performance.

Future issuances of additional shares of the Company’s common stock could cause dilution of ownership interests and adversely affect the Company’s stock price.

The Company may, in the future, issue its previously authorized and unissued shares of common stock, including the potential issuance of shares of common stock upon conversion of the 2009 Convertible Notes (as more fully described under “Item 8. Financial Statements and Supplementary Data—Note 11”), resulting in the dilution of the ownership interests of the Company’s shareholders. The Company is currently authorized to issue up to 80,000,000 shares of common stock, par value $0.10 per share, and as of February 15, 2012 the Company had 29,356,829 shares of common stock issued and outstanding. The potential issuance of additional shares of common stock may create downward pressure on the trading price of the Company’s common stock. The Company may also issue additional shares of its common stock or other securities that are convertible into or exercisable for common stock for capital-raising or other business purposes. Future sales of substantial amounts of common stock, or the perception that sales could occur, could have a material adverse effect on the price of the Company’s common stock.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

As of December 31, 2011, the Company owned the real estate and buildings for 12 of its retail services locations. The Company’s headquarters that serve both the retail services and e-commerce segments, which the Company also owns, are located in a nine-story office building adjacent to downtown Fort Worth, Texas. In addition, the Company has other corporate locations in Fort Worth, Texas and Cincinnati, Ohio that are used for both its retail services and e-commerce segment. Corporate locations in Chicago and Gurnee, Illinois and Irvine, California are used in the Company’s e-commerce segment, and a corporate location in Mexico City, Mexico is used in its retail services segment. These properties and substantially all of the Company’s retail services locations are leased under non-cancelable operating leases with initial lease periods of one to 20 or more years.

In the table below, as of December 31, 2011, the retail services locations column includes the number of domestic and foreign Company-owned retail services locations (including five stores the Company operated under management agreements at December 31, 2011 and excluding six Mr. Payroll check cashing locations that the Company also owns and operates in Texas), and the e-commerce column includes the states in the United States and other foreign countries where the Company’s e-commerce segment operates.

	Retail Service Locations	E-Commerce

United States:
Alabama	9	Y
Alaska	6	Y
Arizona(a)	28	-
California	23	Y
Colorado	5	-
Delaware	-	Y
Florida	74	Y
Georgia	17	-
Hawaii	-	Y
Idaho	-	Y
Illinois	20	Y
Indiana	37	-
Kansas	-	Y
Kentucky	21	-
Louisiana	25	Y
Maine	-	Y
Maryland	-	Y
Michigan	10	Y
Minnesota	-	Y
Mississippi	-	Y
Missouri	17	Y
Nevada	28	Y
New Mexico	-	Y
North Carolina	10	-
North Dakota	-	Y
Ohio	120	Y
Oklahoma	15	Y
Oregon	-	Y
Rhode Island	-	Y
South Carolina	6	Y
South Dakota	-	Y
Tennessee	22	Y
Texas	249	Y
Utah	7	Y
Virginia	-	Y
Washington	34	Y
Wisconsin	-	Y
Wyoming	-	Y

Total U.S.	783	-
Number of U.S. states	22	32
United Kingdom	-	Y
Australia	-	Y
Canada	-	Y
Mexico	190	-
Total Foreign	190	-
Number of Foreign Countries	1	3
Total Company	973	35

(a)	Includes five retail services locations that the Company operated under management agreements with a former franchisee.

The Company considers its equipment, furniture and fixtures and owned buildings to be in good condition. The Company has its own construction supervisors who engage local contractors to selectively remodel and upgrade its retail services locations throughout the year.

The Company’s leases typically require the Company to pay all maintenance costs, insurance costs and property taxes. For additional information concerning the Company’s leases, see “Item 8. Financial Statements and Supplementary Data—Note 13.”

ITEM 3.	LEGAL PROCEEDINGS

On August 6, 2004, James E. Strong filed a purported class action lawsuit in the State Court of Cobb County, Georgia against Georgia Cash America, Inc., Cash America International, Inc. (together with Georgia Cash America, Inc., “Cash America”), Daniel R. Feehan, and several unnamed officers, directors, owners and “stakeholders” of Cash America. The lawsuit alleges many different causes of action, among the most significant of which is that Cash America made illegal short-term loans in Georgia in violation of Georgia’s usury law, the Georgia Industrial Loan Act and Georgia’s Racketeer Influenced and Corrupt Organizations Act (“RICO”). First National Bank of Brookings, South Dakota (“FNB”) and Community State Bank of Milbank, South Dakota (“CSB”) for some time made loans to Georgia residents through Cash America’s Georgia operating locations. The complaint in this lawsuit claims that Cash America was the true lender with respect to the loans made to Georgia borrowers and that FNB and CSB’s involvement in the process is “a mere subterfuge.” Based on this claim, the suit alleges that Cash America was the “de facto” lender and was illegally operating in Georgia. The complaint seeks unspecified compensatory damages, attorney’s fees, punitive damages and the trebling of any compensatory damages. In November 2009, the trial court certified the case as a class action lawsuit, and after an appeal by Cash America, the Supreme Court of Georgia upheld the class certification in March 2011. In August 2011, Cash America filed a motion for summary judgment, and in October 2011, the plaintiffs filed a cross-motion for partial summary judgment. Hearings on the motions were held in October and November 2011. The trial court entered an order granting summary judgment in favor of Cash America on one of plaintiff’s claims, denying the remainder of Cash America’s motion and granting plaintiff’s cross-motion for partial summary judgment. Cash America filed a notice of appeal in December 2011 on the grant of partial summary judgment, which plaintiffs sought to dismiss. A hearing was held on plaintiff’s motion to dismiss the appeal in January 2012, and the trial court denied the motion. The appeal has not yet been scheduled with the Georgia Court of Appeals. The case is set for jury trial in March 2012. The Company is currently unable to estimate a range of reasonably possible losses, as defined by ASC 450-20-20, Contingencies—Loss Contingencies—Glossary (“ASC 450-20-20”), for this litigation. Cash America believes that the Plaintiffs’ claims in this suit are without merit and is vigorously defending this lawsuit.

Cash America and CSB also commenced a federal lawsuit on September 7, 2004 in the U.S. District Court for the Northern District of Georgia seeking to compel Mr. Strong to arbitrate his claims against Cash America and CSB. The U.S. District Court dismissed the federal action for lack of subject matter jurisdiction, and Cash America and CSB appealed the dismissal of their complaint to the U.S. Court of Appeals for the 11th Circuit. The 11th Circuit issued a panel decision in April 2007 reversing the district court’s dismissal of the action and remanding the action to the district court for a determination of the issue of the enforceability of the parties’ arbitration agreements. Plaintiff requested the 11th Circuit to review this decision en banc and this request was granted. The en banc rehearing took place in February 2008, and at the request of the 11th Circuit panel, the parties provided additional briefing in the summer of 2009 following a ruling by the United States Supreme Court that federal courts can compel arbitration of a state court action in certain instances. In August 2011, the 11th Circuit affirmed the trial court’s decision precluding Cash America from compelling arbitration, and in September 2011, Cash America filed a petition for rehearing en banc to the 11th Circuit arguing that the panel’s decision should be reversed. The 11th Circuit declined to review the panel’s decision en banc.

On March 5, 2009, Peter Alfeche and Kim Saunders, on behalf of themselves and all others similarly situated, filed a purported class action lawsuit in the U.S. District Court for the Eastern District of Pennsylvania against Cash America International, Inc., Cash America Net of Nevada, LLC (“CashNet Nevada”), Cash America Net of Pennsylvania, LLC and Cash America of PA, LLC, d/b/a CashNetUSA.com (collectively, “CashNetUSA”). The lawsuit alleges, among other things, that CashNetUSA’s online consumer loan activities in Pennsylvania were illegal and in violation of various Pennsylvania laws, including the Loan Interest Protection Law, the Pennsylvania Consumer Discount Company Act (the “CDCA”) and the Unfair Trade Practices and Consumer Protection Laws. The lawsuit also seeks declaratory judgment that several of CashNetUSA’s contractual provisions, including the class action waiver and the choice of law and arbitration provisions, are not enforceable under Pennsylvania law and that CashNet USA’s loan contracts are void and unenforceable. The complaint seeks compensatory damages (including the trebling of certain damages), punitive damages and attorney’s fees. CashNetUSA filed a motion to enforce the arbitration provision, including its class action waiver, located in the agreements governing the lending activities. In August 2011, the U.S. District Court ruled that the arbitration provision, which includes the class action waiver, was valid and enforceable and granted the motion to compel arbitration and stayed the litigation. In August 2011, the plaintiffs filed a motion to reconsider, which the court denied, and in September 2011, the plaintiffs filed a motion for certification for interlocutory appeal, which was denied in November 2011. On February 24, 2012, plaintiffs filed a motion for reconsideration of the court’s decision, and the court has not yet ruled on this motion. Neither the likelihood of an unfavorable outcome nor the ultimate liability, if any, with respect to this matter can be determined at this time, and the Company is currently unable to estimate a range of reasonably possible losses, as defined by ASC 450-20-20, for this litigation. The Company believes that the plaintiffs’ claims in this suit are without merit and intends to vigorously defend this lawsuit.

On December 4, 2009, Krystle Wilson filed a lawsuit against Cash America Net of Illinois d/b/a CashNetUSA alleging violation of the Texas Debt Collection Practices Act, violation of the Texas Deceptive Trade Practices Act, and invasion of privacy. In April 2011, the plaintiff amended her petition to include a purported class action claim, and named Cash America International, Inc., Cash America Net Holdings, LLC, Cash America Net of Texas, LLC and Enova Financial Holdings, LLC as additional defendants (and corrected the name of the previously-named defendant to Cash America Net of Illinois, LLC) (collectively, “CashNet”). The amended petition alleges, among other things, that CashNet’s consumer loan activities violate the Texas Credit Services Organization Act (“CSOA”) and that in its efforts to collect on loans issued through the CSOA loan program, CashNet violated the Texas and Federal Fair Debt Collection Practices Acts. The plaintiff seeks unspecified compensatory damages, attorney’s fees and punitive damages. In June 2011, CashNet removed this action to the U.S. District Court for the Northern District of Texas (Fort Worth Division) and filed a motion to enforce the arbitration provision, including the class action waiver, located in the agreements governing the lending activities. In September 2011, the court granted the parties’ joint motion requesting that the case be stayed pending resolution of the motion to enforce the arbitration provision. On February 1, 2012, the court ruled that the arbitration provision, which contains the class action waiver, was valid and enforceable and granted the Company’s motion to compel arbitration and dismissed the litigation.

The Company is also a defendant in certain routine litigation matters encountered in the ordinary course of its business. Certain of these matters are covered to an extent by insurance. In the opinion of management, the resolution of these matters is not expected to have a material adverse effect on the Company’s financial position, results of operations or liquidity.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a) Market for Registrant’s Common Equity

The New York Stock Exchange is the principal exchange on which the Company’s common stock, par value $0.10 per share, is traded under the symbol “CSH”. There were 571 shareholders of record (not including individual participants in security listings) as of February 15, 2012. The high and low sales prices of common stock as quoted on the New York Stock Exchange and cash dividend declared per share during 2011 and 2010 were as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2011
High	$46.05	$58.32	$62.33	$57.74
Low	36.65	42.49	48.86	45.00

Cash dividend declared per share	0.035	0.035	0.035	0.035

2010
High	$40.94	$42.35	$36.42	$38.25
Low	34.47	34.06	30.00	33.44

Cash dividend declared per share	0.035	0.035	0.035	0.035

The Company expects that comparable cash dividends will continue to be paid in the future.

(c) Issuer Purchases of Equity Securities

The following table provides the information with respect to purchases made by the Company of shares of its common stock during each of the months in 2011:

Period	Total Number of Shares Purchased (Sold)(a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (b)	Maximum Number of Shares that May Yet Be Purchased Under the Plan (b)

January 1 to January 31	1,768	$39.36	-	2,500,000
February 1 to February 28	140,598	$41.32	120,000	2,380,000
March 1 to March 31	135,000	$42.30	135,000	2,245,000
April 1 to April 30	-	$0.00	-	2,245,000
May 1 to May 31	60,023	$47.95	60,000	2,185,000
June 1 to June 30	15,000	$49.96	15,000	2,170,000
July 1 to July 31	20,000	$57.08	20,000	2,150,000
August 1 to August 31	20,021	$55.90	20,000	2,130,000
September 1 to September 30	-	$0.00	-	2,130,000
October 1 to October 31	-	$0.00	-	2,130,000
November 1 to November 30	22	$52.30	-	2,130,000
December 1 to December 31	65,000	$46.30	65,000	2,065,000
Total	457,432	$44.79	435,000

(a)

Includes shares purchased on the open market relating to compensation deferred by a director under the Cash America International, Inc. 2004 Long-Term Incentive Plan, as amended, and dividends reinvested in shares of the Company’s common stock in the Company’s Non-Qualified Deferred Compensation Plan of 27, 23, 21 and 22 shares for the months of February, May, August, and November, respectively, and shares withheld from employees as partial tax payments for shares issued under stock-based compensation plans of 1,768 and 20,571 shares for the months of January and February, respectively.

(b)

On January 26, 2011, the Board of Directors authorized the Company’s repurchase of up to a total of 2,500,000 shares of the Company’s common stock. This repurchase authorization cancelled and replaced the Company’s previous authorization for the repurchase of up to a total of 1,500,000 shares of the Company’s common stock that was approved by the Board of Directors on October 24, 2007.

ITEM 6. SELECTED FINANCIAL DATA

Five-Year Summary of Selected Consolidated Financial Data

(dollars in thousands, except per share data)

	Year Ended December 31,
	2011		2010		2009		2008		2007
Statement of Income Data (a)
Total revenue	$1,540,602		$1,293,339		$1,120,390		$1,030,794		$929,394
Income from operations	244,342		207,132		175,652		148,706		133,509
Income before income taxes (b)	217,526		184,513		154,716		132,803		124,765
Net income attributable to Cash America International, Inc. (b)	135,963		115,538		96,678		81,140		79,346
Net income per share:
Basic	$4.59		$3.90		$3.26		$2.77		$2.68
Diluted	$4.25		$3.67		$3.17		$2.70		$2.61
Dividends declared per share	$0.14		$0.14		$0.14		$0.14		$0.14
Weighted average shares:
Basic	29,602		29,640		29,639		29,327		29,643
Diluted	31,991		31,521		30,503		30,092		30,349
Balance Sheet Data at End of Year
Pawn loans	$253,519		$218,408		$188,312		$168,747		$137,319
Consumer loans, net	222,778		139,377		108,789		83,850		88,148
Merchandise held for disposition, net	151,274		124,399		113,824		109,493		98,134
Working capital	644,891		491,298		414,450		313,834		302,275
Total assets	1,674,249		1,427,186		1,269,655		1,186,510		904,644
Long-term debt	537,291		456,704		429,183		438,154		288,777
Total equity	907,590		802,731		683,199		579,735		496,602

Ratio Data at End of Year
Current ratio	4.8	x	4.8	x	4.1	x	3.1	x	3.8	x
Debt to equity ratio	59.2%		56.9%		62.8%		75.6%		58.2%

(a)	See “Item 8. Financial Statements and Supplementary Data— Note 3” for discussion of the Company’s acquisitions in 2008, 2010 and 2011.
(b)	This amount includes $6.3 million, before provision for income taxes, related to the gain on the sale of foreign notes in 2007.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

Cash America International, Inc. and its subsidiaries (collectively, the “Company”) provides specialty financial services to individuals through retail services locations and through electronic distribution platforms known as e-commerce activities.

The Company offers secured non-recourse loans, commonly referred to as pawn loans. Pawn loans are short-term loans (generally 30 to 90 days) made on the pledge of tangible personal property. Pawn loan fees and service charges revenue is generated from the Company’s pawn loan portfolio. A related activity of the pawn lending operations is the disposition of collateral from unredeemed pawn loans and the liquidation of a smaller volume of merchandise purchased directly from third parties or from customers.

The Company also offers unsecured consumer loans. The Company’s consumer loan portfolio includes: short-term loans, which include single payment loans (that are commonly referred to as payday loans) and line of credit products; longer-term multi-payment installment loans; and credit services and participation interests in receivables acquired from a third-party lender through the micro line of credit (or “MLOC”) channel. Consumer loans provide customers with cash, typically in exchange for a promissory note or other repayment agreement supported, in most cases, by the customer’s personal check or authorization to debit the customer’s bank account via an electronic transaction for the aggregate amount of the payment due. Through the credit services organization programs (the “CSO programs”), the Company provides a third-party lender’s consumer loan product in some markets by acting as a credit services organization or credit access business on behalf of consumers in accordance with applicable state laws. Services offered under the CSO programs include credit related services such as arranging loans with independent third-party lenders and assisting in the preparation of loan applications and loan documents. Under the CSO programs, the Company also guarantees consumer loan payment obligations to the third-party lender in the event that the consumer defaults on the loan. A customer who obtains a loan through the CSO programs pays the Company a fee for these credit services (“CSO fees”). Although consumer loan transactions may take the form of loans or a line of credit, deferred check deposit transactions, credit services transactions, or the processing of, and the participation in, MLOC receivables originated by a third-party lender, the transactions are referred to throughout this discussion as “consumer loans.”

The Company has two reportable segments: retail services and e-commerce. The retail services segment includes all of the operations of the Company’s Retail Services Division, which is composed of both domestic and foreign storefront locations that offer some or all of the following services: pawn lending, consumer loans, check cashing and other ancillary services such as money orders, wire transfers and pre-paid debit cards. (Most of these ancillary services are provided through third-party vendors.) The e-commerce segment includes the operations of the Company’s E-Commerce Division, which is composed of the Company’s domestic and foreign online lending channels and the Company’s MLOC channel.

Retail Services Segment

The following table sets forth the number of domestic and foreign Company-owned and franchised locations in the Company’s retail services segment offering pawn lending, consumer lending, and other services as of December 31, 2011, 2010 and 2009. The Company’s domestic retail services locations operate under the names “Cash America Pawn,” “SuperPawn,” “Cash America Payday Advance,” “Cashland,” “Pawn X-Change” and “Mr. Payroll.” The Company’s foreign retail services locations (of which the Company is a majority owner) operate under the name “Prenda Fácil.”

	As of December 31,
	2011			2010			2009
	Domestic(a)(b)	Foreign(a)	Total	Domestic(a)(b)	Foreign(a)	Total	Domestic(a)(b)	Foreign(a)	Total
Retail services locations offering:
Both pawn and consumer lending	572	-	572	567	-	567	584	-	584
Pawn lending only	126	190	316	124	180	304	66	176	242
Consumer lending only	86	-	86	88	-	88	96	-	96
Other (c)	110	-	110	122	-	122	126	-	126
Total retail services	894	190	1,084	901	180	1,081	872	176	1,048

(a)

Except as described in (c) below, includes locations that operate in 23 states in the United States as of December 31, 2011, 2010 and 2009, 21 jurisdictions in Mexico as of both December 31, 2011 and 2010, and 20 jurisdictions in Mexico as of December 31, 2009. In 2011, includes five retail services locations that the Company operated under management agreements with a former franchisee.

(b)

Includes unconsolidated franchised locations as follows: one location operating under the name “Cash America Pawn” at December 31, 2011, and nine locations operating under the names “Cash America Pawn” and SuperPawn” at both December 31, 2010 and 2009.

(c)

As of December 31, 2011, 2010 and 2009, includes six consolidated Company-owned check cashing locations and 104, 116 and 120 unconsolidated franchised check cashing locations, respectively. As of December 31, 2011, 2010 and 2009, includes locations that operate in 18, 17 and 16 states in the United States, respectively.

E-Commerce Segment

As of December 31, 2011, the Company’s e-commerce operating segment offers consumer loans to customers over the Internet:

•	in 32 states in the United States at http://www.cashnetusa.com,
•	in the United Kingdom at http://www.quickquid.co.uk and http://www.poundstopocket.co.uk,
•	in Australia at http://www.dollarsdirect.com.au, and
•	in Canada at http://www.dollarsdirect.ca.

The e-commerce segment also includes the Company’s MLOC channel, which processed MLOC advances in the United States on behalf of a third-party lender and had a participation interest in MLOC receivables during 2008, 2009 and 2010. In the past, the MLOC channel generated its earnings through loan processing services the Company provided for a third-party lender, as well as from fees generated from participation interests in receivables the Company acquired from the third-party lender, but in October 2010 the Company stopped providing MLOC services when the third-party lender discontinued offering MLOC advances. The Company intends to continue pursuing the development of new MLOC opportunities.

Recent Developments

Business Developments

Enova International, Inc.

On September 15, 2011, Enova International, Inc. (“Enova”), a wholly-owned subsidiary of the Company that comprises the Company’s e-commerce segment, filed a registration statement on Form S-1 with the Securities and Exchange Commission in connection with a proposed initial public offering (“IPO”) of its common stock. In the IPO, Enova will offer common stock to the public, and the Company will also offer a portion of its interest in Enova to the public. The Company currently intends to retain 35% to 49% of its ownership interest in Enova immediately following the IPO. The number of shares of common stock to be offered and the price range for the offering have not yet been determined. If the offering is completed as currently contemplated, Enova will be deconsolidated, and the Company will account for its investment in Enova under the equity method of accounting.

At the date of this report, the registration statement is not effective. The completion of the IPO is subject to numerous conditions, including market conditions, and the Company can provide no assurance that it will be successfully completed. The securities offered under the registration statement may not be sold, nor may offers to buy be accepted prior to the time that the registration statement becomes effective. The information contained in this Form 10-K with respect to this offering shall not constitute an offer to sell or a solicitation of an offer to buy these securities. Upon completion of the proposed IPO, the Company intends to use the proceeds it receives in the offering and from the repayment of Enova’s intercompany indebtedness to the Company, which was $410.8 million as of December 31, 2011, net of applicable taxes, to repay a portion of the amounts outstanding under its domestic line of credit and for other general corporate purposes, which may include, among other potential uses, funding its strategy of expanding its storefront business and products in the United States and Latin America and possibly repurchases of its common stock.

Pawn Partners, Inc.

Pursuant to its business strategy of expanding storefront operations in the United States, the Company’s wholly-owned subsidiary, Cash America, Inc. of Nevada, entered into an agreement to acquire substantially all of the assets of Pawn Partners, Inc., Pawn Partners -Tucson, Inc., Pawn Partners—Tucson II, Inc., Pawn Partners—Tucson 3, Inc., Pawn Partners—Tucson 4, Inc. and Pawn Partners—Yuma, Inc. (collectively, “Pawn Partners”) on November 22, 2011 (the “Pawn Partners acquisition”), the final closing for which will occur following receipt of all applicable licensing and regulatory approvals; however, the Company assumed the economic benefits of these pawnshops by operating them under a management arrangement that commenced on November 30, 2011. Pawn Partners operated a seven-store chain of pawn lending locations as franchised Cash America locations under the name “SuperPawn.” The seven locations are located in Tucson, Flagstaff and Yuma, Arizona. As of December 31, 2011 the Company had paid aggregate consideration of $49.3 million with additional consideration of $4.3 million to be paid following the receipt of applicable licensing and regulatory approvals. In addition, the Company incurred acquisition costs of $0.1 million related to the acquisition, which are reflected in “Operations expenses” in the consolidated statements of income. The goodwill of $26.7 million arising from the acquisition consists largely of the synergies and economies of scale expected from combining the operations of the Company and Pawn Partners. The activities and goodwill related to the Pawn Partners acquisition are included in the results of the Company’s retail services segment.

CRITICAL ACCOUNTING POLICIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based on the Company’s consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the dates of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, on pawn loan fees and service charges and consumer loan fees, allowance for losses on consumer loans and merchandise held for disposition, goodwill, long-lived and intangible assets, income taxes, contingencies and litigation. Management bases its estimates on historical experience, empirical data and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates. The development and selection of the critical accounting policies and the related disclosures below have been reviewed with the Audit Committee of the Board of Directors of the Company.

Management believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

Pawn loan fees and service charges revenue recognition. Pawn loans are short-term loans made on the pledge of tangible personal property. Pawn loan fees and service charges revenue are accrued ratably over the term of the loan for the portion of those pawn loans deemed collectible. The typical loan term is generally 30 to 90 days plus, in many cases, an additional grace period (typically 10 to 60 days). A pawn loan is considered nonperforming if the customer does not repay or, where allowed by law, renew or extend the loan at its contractual maturity plus any applicable grace period. Pawn loan fees and service charges do not accrue on nonperforming loans. Pawn loans written during each calendar month are aggregated and tracked for performance. The gathering of this empirical data allows the Company to analyze the characteristics of its outstanding pawn loan portfolio and assess the collectability of the principal balance in addition to pawn loan fees and service charges. If the future actual performance of the loan portfolio differs significantly (positively or negatively) from expectations, revenue for the next reporting period would be likewise affected.

With respect to the Company’s domestic pawn operations, for pawn loans that are not redeemed, the carrying value of the underlying collateral is stated at the lower of cost or market. Collateral underlying unredeemed pawn loans is reflected in “Merchandise held for disposition” in the Company’s consolidated balance sheets. Upon sale of the merchandise, the Company realizes gross profit, which is the difference between the amount loaned, or cost of sales, and the amount of proceeds from the sale. The cost of disposed merchandise is computed on the specific identification basis. Interim customer payments for layaway sales are recorded as customer deposits and subsequently recognized as revenue during the period in which the final payment is received.

With respect to the Company’s foreign pawn operations, pledged collateral for nonperforming pawn loans is not owned by the Company and is held in “Prepaid expenses and other assets” until sold. Revenue that is recognized at the time the collateral is sold is reflected in “Pawn loan fees and service charges” in the Company’s consolidated statements of income. If the proceeds exceed the outstanding loan balance, the Company recognizes as revenue accrued pawn loan fees and service charges, which includes other fees and expenses incurred in relation to the non-payment and sale of the loan collateral on behalf of the customer at the time of the sale. If the proceeds from the disposition of the collateral are less than the outstanding loan balance, a loss is recorded for the difference at the time the collateral is sold, which reduces the amount of pawn loan fees and service charges revenue from performing loans in the current period. In the event the amount of proceeds exceeds the accrued service charges and all fees and expenses, the excess amount is recognized as revenue. If, within six months of the sale of the merchandise, the customer makes a claim to receive the excess proceeds, the Company refunds that amount to the customer and reduces revenue by the same amount.

Due to the short-term nature of pawn loans, the Company can quickly identify performance trends. For 2011, $284.8 million, or 97.6%, of recorded pawn loan fees and service charges represented cash collected from customers and the remaining $7.1 million, or 2.4%, represented an increase in the pawn loan fees and service charges receivable during the year. At the end of the current year and based on the revenue recognition method described above, the Company had accrued $48.0 million of pawn loan fees and service charges receivable. Assuming the year-end accrual of pawn loan fees and service charges revenue was overestimated or underestimated by 10%, pawn loan fees and service charges revenue would decrease or increase by $4.8 million in 2011 and net income attributable to the Company would decrease or increase by $3.0 million, net of taxes. Some or all of the decrease would potentially be mitigated through the profit on the disposition of the related forfeited loan collateral. Any increase would be realized as additional service charge revenue.

Merchandise held for disposition. In the Company’s domestic operations, merchandise held for disposition consists primarily of forfeited collateral from pawn loans not repaid and merchandise that is purchased directly from third parties or from customers. The carrying value of the forfeited collateral and other merchandise held for disposition is stated at the lower of cost (cash amount loaned or paid) or market. With respect to the Company’s foreign pawn operations, collateral underlying unredeemed pawn loans is not owned by the Company; therefore, proceeds in excess of the amount loaned are recorded as pawn loan fees and service charges, rather than proceeds from disposition of merchandise when the collateral is sold. Management provides an allowance for returns and valuation based on its evaluation of the merchandise and historical shrinkage rates. Because pawn loans are made without recourse to the borrower, the

Company does not investigate or rely upon the borrower’s creditworthiness, but instead bases its lending decision on an evaluation of the pledged personal property. The amount the Company is willing to finance is typically based on a percentage of the pledged personal property’s estimated disposition value. The Company uses numerous sources in determining an item’s estimated disposition value, including the Company’s automated product valuation system as well as catalogs, “blue books,” newspapers, internet research and previous experience with disposing of similar items. The Company performs a physical count of its merchandise in each location on multiple occasions on a cyclical basis and reviews the composition of inventory by category and age in order to assess the adequacy of the allowance.

Consumer loan fees. Upon completion of a transaction with a customer, funds are provided to the customer in exchange for an obligation to repay the amount advanced plus fees and any applicable interest, which takes the form of a consumer loan, and can be a loan written by the Company or by a third party. The Company recognizes interest on consumer loans it writes and participation interests purchased from third parties on an effective yield basis ratably over the term of the loan. Unpaid and accrued interest and fees is reflected in “Consumer Loans, net” in the consolidated balance sheets. Fees generated through the Company’s CSO programs are deferred and amortized over the term of the consumer loan arranged by the Company and recorded as revenue. The Company classifies its consumer loan portfolio as either performing or nonperforming as described below in “Allowance for losses on consumer loans.” Consumer loan fees and interest do not accrue on nonperforming loans, and once a loan is considered nonperforming, the Company does not resume the accrual of interest on these loans. For nonperforming loans, all payments received are first applied against accrued but unpaid interest and fees and then against the principal balance of the loan.

Allowance for losses on consumer loans. The Company monitors the performance of its portfolio of consumer loans and maintains either an allowance or liability for estimated losses on consumer loans (including fees and interest) at a level estimated to be adequate to absorb credit losses inherent in the portfolio. The Company’s consumer loan portfolio consists of consumer loans the Company originates, guarantees or purchases, including short-term consumer loans, multi-payment installment loans and participation interests in receivables acquired through its MLOC channel. The allowance for losses on the Company’s owned consumer loans offsets the outstanding loan amounts in the consolidated balance sheets. In addition, the Company maintains a liability for estimated losses related to loans guaranteed under the CSO programs. The liability for estimated losses related to guaranteed loans, which approximates the fair value of the liability, is included in “Accounts payable and accrued expenses” on the consolidated balance sheets.

In determining the allowance or liability for estimated losses on consumer loans, the Company applies a documented systematic methodology. Outstanding loans are divided into discrete groups of short-term loans, installment loans and MLOC receivables and are analyzed as performing or nonperforming. Short-term consumer loans and MLOC receivables are considered nonperforming as of the payment due date when payment of an amount due has not been made as of that date (after allowing for normal payment processing time). An installment loan is considered nonperforming if the customer does not make two consecutive payments.

Where permitted by law, a customer may choose to renew a performing short-term consumer loan before it is considered nonperforming by agreeing to pay the current finance charge for the right to make payment of the outstanding principal balance at a later date plus an additional finance charge. If a performing loan is renewed, the renewal is considered a new loan. In some instances in the United Kingdom, customers agree to repay a new short-term loan in two payments (which the Company also considers short-term loans), and in these cases the Company considers the obligation to make the first payment as a new single-payment loan and the obligation to make the second payment as a renewal of that loan because the customer pays a finance charge when each payment is made, similar to a renewed loan. If a performing loan is renewed but the customer fails to pay that loan’s current finance charge as of its due date (after allowing for normal payment processing time), the loan that was renewed is reclassified as nonperforming to the extent of that loan’s unpaid finance charge.

The Company does not provide for any grace period when determining the performance status of a consumer loan (other than allowing for normal payment processing time). Nonperforming loans may not be renewed, and if during its attempt to collect on a nonperforming loan the Company extends the time for payment through a payment plan or a promise to pay, it is still considered nonperforming. Nonperforming loans are analyzed by stage of collection. Actual loss experience based on historical loss rates for each discrete group is calculated and adjusted for recent default trends. The required allowance is calculated by applying the resulting adjusted loss rates to each discrete loan group and aggregating the results. Increases in either the allowance or the liability, net of charge-offs and recoveries, are recorded as a “Consumer loan loss provision” in the consolidated statements of income. The Company fully reserves and generally charges off all consumer loans once they have been classified as nonperforming for 60 consecutive days. If a loan is deemed uncollectible before it is fully reserved, it is charged off at that point. All loans included in nonperforming loans have an age of one to 59 days from the date they became nonperforming loans, as defined above. Recoveries on loans previously charged to the allowance are credited to the allowance when collected.

At December 31, 2011, the allowance for losses on consumer loans was $63.1 million and liabilities for estimated losses on third-party lender-owned consumer loans were $3.1 million, in aggregate representing 19.2% of the combined consumer loan portfolio.

For the year ended December 31, 2011, the consumer loan loss provision for the combined consumer loan portfolio was $225.7 million and reflects 7.4% of gross combined consumer loans written by the Company and third-party lenders. If the loss provision increased or decreased by 10%, or $22.6 million, from 2011 levels (a 0.7% change in the percentage of gross combined consumer loans written), net income attributable to the Company would decrease, or increase, by $14.0 million, net of taxes, for 2011, assuming the same volume of consumer loans written in 2011.

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

As of June 30, 2011, the annual assessment date, the Company’s reporting units had combined fair values that exceeded carrying value by 105.1%. The retail services segment and the e-commerce segment had fair values that exceeded carrying value by 69.8% and 637.3%, respectively. Based on the results of this test, no impairment of goodwill was observed. The Company also performed a sensitivity analysis on the Company’s estimated fair value using the income approach. A key assumption in the Company’s fair value estimate is the weighted average cost of capital utilized for discounting the Company’s cash flow estimates in the Company’s income approach. Holding all other assumptions constant at the annual assessment date, a 100 basis point increase in the discount rates would reduce the enterprise value for the Company’s reporting units by $232.2 million, and the combined fair value would exceed carrying value by 78.0%. There were no events or circumstances between June 30, 2011 and December 31, 2011 that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

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

Long-lived asset and Other Intangible Assets. The Company amortizes intangible assets subject to amortization on the basis of their expected periods of benefit, generally three to ten years. The costs of start-up activities and organization costs are charged to expense as incurred. An evaluation of the recoverability of property and equipment and intangible assets subject to amortization is performed whenever the facts and circumstances indicate that the carrying value may be impaired. An impairment loss is recognized if the future undiscounted cash flows associated with the asset and the estimated fair value of the asset are less than the asset’s corresponding carrying value. The amount of the impairment loss, if any, is the excess of the asset’s carrying value over its estimated fair value.

Equity securities. The Company accounts for its marketable and non-marketable equity securities in accordance with ASC 323-10, Investments – Equity Method and Joint Ventures and ASC 325-20, Investments – Other – Cost Method Investments, respectively. The Company’s marketable securities are classified as available-for-sale and unrecognized gains and losses, net of tax, are recorded in “Accumulated other comprehensive income (loss)” in the consolidated statements of equity. The Company’s non-marketable equity securities are recorded on a cost basis. The Company evaluates marketable and non-marketable equity securities for impairment on a quarterly basis. If an impairment of an equity security is determined to be other than temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period the other-than-temporary-impairment is identified. Marketable and non-marketable equity securities are held in “Other assets” in the consolidated balance sheets.

RECENT ACCOUNTING PRONOUNCEMENTS

See “Item 8. Financial Statements and Supplementary Data—Note 2” for a discussion of recent accounting pronouncements.

RESULTS OF CONTINUING OPERATIONS

Highlights

The Company’s financial results for the year ended December 31, 2011 (“2011”) are summarized below.

—

Consolidated total revenue increased 19.1%, to $1.5 billion, for 2011 compared to the year ended December 31, 2010 (“2010”), due to a significant increase in demand for pawn loans and consumer loans, which generated a 15.2% increase in pawn loan fees and service charges and a 21.9% increase in consumer loan fees. Revenue on the disposition of merchandise increased 19.0% in 2011 compared to 2010 due to higher levels of merchandise available for sale throughout 2011.

—

Consolidated net revenue increased $137.6 million, or 17.8%, to $909.8 million, for 2011 compared to $772.2 million in 2010, with 53.8% of the increase contributed by growth in pawn related activities. Net revenue from pawn related activities, which is the sum of pawn loan fees and service charges and the net proceeds from the disposition of merchandise, increased 16.5%, or $74.0 million in 2011 compared to 2010, due to additional pawn loan balances from organic growth and from locations acquired in 2010 and 2011. Consumer loan fees, net of consumer loan loss provision, increased 20.9%, or $64.4 million, in 2011 compared to 2010, primarily due to growth in the e-commerce segment from lending in the foreign markets in which the Company operates and, to a lesser extent, the expansion of the Company’s installment loan product in all markets and line of credit products in the U.S.

—	Net income increased 17.7%, to $136.0 million, in 2011 compared to 2010. Diluted net income per share was $4.25 in 2011 compared to $3.67 in 2010.

OVERVIEW

Consolidated Net Revenue. Consolidated net revenue is composed of total revenue less cost of disposed merchandise and consumer loan loss provision. Net revenue is the income available to satisfy all remaining expenses and is the measure management uses to evaluate top-line performance.

The following tables show the components of net revenue for the years ended December 31, 2011, 2010 and 2009 by segment and on a consolidated basis (dollars in thousands):

	Year Ended December 31, 2011
	Retail Services		E-Commerce		Consolidated
		% of		% of		% of
	Amount	Total	Amount	Total	Amount	Total
Pawn loan fees and service charges	$291,891	46.2%	$-	-%	$291,891	32.1%
Proceeds from disposition of merchandise, net of cost of disposed merchandise	231,566	36.7%	7	-%	231,573	25.4%
Pawn related	$523,457	82.9%	$7	-%	$523,464	57.5%
Consumer loan fees, net of loss provision	$95,191	15.1%	$277,767	99.7%	$372,958	41.0%
Other revenue	12,458	2.0%	879	0.3%	13,337	1.5%
Net revenue	$631,106	100.0%	$278,653	100.0%	$909,759	100.0%

	Year Ended December 31, 2010
	Retail Services		E-Commerce		Consolidated
		% of		% of		% of
	Amount	Total	Amount	Total	Amount	Total
Pawn loan fees and service charges	$253,314	45.3%	$-	-%	$253,314	32.8%
Proceeds from disposition of merchandise, net of cost of disposed merchandise	196,122	35.1%	-	-%	196,122	25.4%
Pawn related	$449,436	80.4%	$-	-%	$449,436	58.2%
Consumer loan fees, net of loss provision	$96,536	17.3%	$212,022	99.4%	$308,558	40.0%
Other revenue	12,857	2.3%	1,338	0.6%	14,195	1.8%
Net revenue	$558,829	100.0%	$213,360	100.0%	$772,189	100.0%

	Year Ended December 31, 2009
	Retail Services		E-Commerce		Consolidated
		% of		% of		% of
	Amount	Total	Amount	Total	Amount	Total
Pawn loan fees and service charges	$231,178	44.5%	$-	-%	$231,178	34.8%
Proceeds from disposition of merchandise, net of cost of disposed merchandise	178,459	34.4%	-	-%	178,459	26.8%
Pawn related	$409,637	78.9%	$-	-%	$409,637	61.6%
Consumer loan fees, net of loss provision	$96,355	18.5%	$144,685	99.2%	$241,040	36.2%
Other revenue	13,502	2.6%	1,118	0.8%	14,620	2.2%
Net revenue	$519,494	100.0%	$145,803	100.0%	$665,297	100.0%

For 2011, net revenue increased $137.6 million, or 17.8%, to $909.8 million from $772.2 million in 2010. Pawn lending activities accounted for 57.5% and 58.2% of total net revenue for 2011 and 2010, respectively. Net revenue from pawn lending activities increased $74.0 million, to $523.5 million, during 2011 compared to 2010, which accounted for 53.8% of the overall increase in net revenue. The increase in the pawn-related contribution was primarily due to an increase in pawn loan fees and service charges that resulted from higher pawn loan balances due to organic growth in domestic retail operations and increased gross profit from the disposition of merchandise. The increase was also due to additional pawn loan balances as a result of the Company’s acquisition on October 4, 2010 of substantially all of the assets of Maxit Financial, LLC (“Maxit”), which owned and operated a 39-store chain of pawn lending locations that operate in Washington and Arizona under the names “Maxit” and “Pawn X-Change” (the “Maxit acquisition”).

Net revenue from consumer loan activities increased $64.4 million, or 20.9%, to $373.0 million in 2011, from $308.6 million in 2010, which accounted for 46.8% of the overall increase in net revenue, due to an increase in loans written from the e-commerce segment in foreign markets in which the Company operates and to a lesser extent, the expansion of the Company’s installment loan and line of credit products in the United States. This increase was large enough to offset a decrease in revenue from certain domestic markets in which the consumer loan product is no longer offered due to changes in laws and the absence of fees in 2011 related to the MLOC services business. The Company stopped providing MLOC services on behalf of a third-party lender in October 2010 when the lender discontinued offering MLOC advances.

Non-GAAP Disclosure

In addition to the financial information prepared in conformity with GAAP, the Company provides historical non-GAAP financial information. Management believes that presentation of non-generally accepted accounting principles (“non-GAAP”) financial information is meaningful and useful in understanding the activities and business metrics of the Company’s operations. Management believes that this non-GAAP financial measure reflects an additional way of viewing aspects of the Company’s business that, when viewed with its generally accepted accounting principles, or GAAP, results, provide a more complete understanding of factors and trends affecting its business.

Management provides non-GAAP financial information for informational purposes and to enhance understanding of the Company’s GAAP consolidated financial statements. Readers should consider the information in addition to, but not instead of, its financial statements prepared in accordance with GAAP. This non-GAAP financial information may be determined or calculated differently by other companies, limiting the usefulness of those measures for comparative purposes.

Adjusted Earnings Per Share. In addition to reporting financial results in accordance with GAAP, the Company has provided adjusted earnings and adjusted earnings per share, which are non-GAAP measures. Management believes that the presentation of these measures provides investors with greater transparency and facilitates comparison of operating results across a broad spectrum of companies with varying capital structures, compensation strategies, derivative instruments and amortization methods, which provides a more complete understanding of the Company’s financial performance, competitive position and prospects for the future. Management also believes that investors regularly rely on non-GAAP financial measures, such as adjusted earnings and adjusted earnings per share, to assess operating performance and that such measures may highlight trends in the Company’s business that may not otherwise be apparent when relying on financial measures calculated in accordance with GAAP. The following table provides reconciliation between net income attributable to the Company and diluted earnings per share calculated in accordance with GAAP to adjusted earnings and adjusted earnings per share, respectively (dollars in thousands, except per share data):

	Year Ended December 31,
	2011		2010		2009
	$	Per Diluted Share	$	Per Diluted Share	$	Per Diluted Share
Net income attributable to Cash America International, Inc.	$135,963	$4.25	$115,538	$3.67	$96,678	$3.17

Adjustments:
Intangible asset amortization, net of tax	3,905	0.12	2,993	0.09	3,805	0.12
Non-cash equity-based compensation, net of tax	3,064	0.10	2,384	0.08	2,032	0.07
Convertible debt non-cash interest and issuance cost amortization, net of tax	2,214	0.07	2,088	0.06	1,238	0.04
Foreign exchange loss, net of tax	786	0.02	289	0.01	100	-
Adjusted earnings	$145,932	$4.56	$123,292	$3.91	$103,853	$3.40

Adjusted EBITDA. The table below shows adjusted EBITDA, a non-GAAP measure that the Company defines as earnings excluding depreciation, amortization, interest, foreign currency transaction gains or losses, equity in earnings or loss of unconsolidated subsidiary, taxes and including the net income or loss attributable to the noncontrolling interest. Management believes adjusted EBITDA is used by investors to analyze operating performance and evaluate the Company’s ability to incur and service debt and its capacity for making capital expenditures. Adjusted EBITDA is also useful to investors to help assess the Company’s liquidity and estimated enterprise value. The computation of adjusted EBITDA as presented below may differ from the computation of similarly-titled measures provided by other companies (dollars in thousands):

	Year Ended December 31,
	2011	2010	2009
Net Income attributable to Cash America International, Inc.	$135,963	$115,538	$96,678
Adjustments:
Depreciation and amortization expenses	54,149	43,923	41,589
Interest expense, net	25,447	22,020	20,778
Foreign currency transaction loss	1,265	463	158
Equity in loss of unconsolidated subsidiary	104	136	-
Provision for income taxes	82,360	69,269	56,780
Net (loss) income attributable to the noncontrolling interest	(797)	(294)	1,258
Adjusted EBITDA	$298,491	$251,055	$217,241
Adjusted EBITDA margin calculated as follows:
Total revenue	$1,540,602	$1,293,339	$1,120,390
Adjusted EBITDA	298,491	251,055	217,241
Adjusted EBITDA as a percentage of total revenue	19.37%	19.41%	19.39%

YEAR ENDED 2011 COMPARED TO YEAR ENDED 2010

Pawn Lending Activities:

Pawn lending activities consist of pawn loan fees and service charges from the retail services segment during the period and the profit on disposition of collateral from unredeemed pawn loans, as well as the sale of merchandise acquired from customers directly or from third parties. Routinely, the largest component of net revenue from pawn lending activities is the pawn loan fees and service charges from pawn loans, which are impacted by the trend in pawn loan balances and the yield on pawn loans during the period.

The following table sets forth selected data related to the Company’s pawn lending activities as of and for the years ended December 31, 2011 and 2010 (dollars in thousands):

	2011				2010
Year Ended December 31:	Domestic	Foreign		Total	Domestic	Foreign			Total
Pawn loan fees and service charges	$261,829	$30,062		$291,891	$221,335	$31,979			$253,314
Average pawn loan balance outstanding	$205,610	$20,629		$226,239	$166,163	$22,111			$188,274
Amount of pawn loans written and renewed	$869,203	$118,126		$987,329	$689,476	$89,746			$779,222
Annualized yield on pawn loans	127.3%	105.2%	(a)	124.6%	133.2%	116.4%	(a	)	130.8%
Gross profit margin on disposition of merchandise	36.4%	-	(a)	36.4%	36.7%	-	(a	)	36.7%
Merchandise turnover	3.0	-	(a)	3.0	3.0	-	(a	)	3.0

As of December 31:
Ending pawn loan balances	$238,399	$15,120		$253,519	$197,301	$21,107			$218,408
Ending merchandise balance, net	$151,274	$-	(a)	$151,274	$124,399	$-	(a	)	$124,399

(a)

With respect to the Company’s foreign pawn operations, the annualized yield on pawn loans is calculated using the average pawn loan balance outstanding in the table above, plus the average value of the collateral underlying unredeemed pawn loans, which is included in “Other assets” on the Company’s consolidated balance sheets, of $7,947 and $5,355 for the years ended December 31, 2011 and 2010, respectively. Collateral underlying unredeemed pawn loans will be sold to settle the obligations owed by the customer but is not owned by the Company; therefore, profit on the disposition of this collateral is recorded as “Pawn loan fees and service charges” in the Company’s consolidated statements of operations.

Pawn loan fees and service charges. Pawn loan balances in domestic and foreign locations at December 31, 2011 were $253.5 million, which was $35.1 million, or 16.1%, higher than at December 31, 2010. The average balance of pawn loans outstanding for 2011 increased by $38.0 million, or 20.2%, compared to 2010, primarily due to organic growth in domestic retail operations and the additional pawn loan balances resulting from the Maxit acquisition that occurred in the fourth quarter of 2010. In addition, higher average gold prices contributed to the growth in pawn loan balances as increased collateral values have supported customer demand, resulting in a higher average pawn loan amount. Annualized pawn loan yield on pawn loans was 124.6% for 2011, compared to 130.8% in 2010. The decrease in pawn loan yield is mostly due to a change in mix of pawn loans by market.

Domestic pawn loan fees and service charges increased $40.5 million, or 18.3%, to $261.8 million in 2011, from $221.3 million in 2010. The increase is mainly due to higher average pawn loan balances during 2011 as a result of organic growth in domestic retail operations and the Maxit acquisition. The lower annualized pawn loan yield in the domestic portfolio is mainly due to a change in the mix of states in which the Company has pawn loans, with a higher concentration of pawn loans in states with lower statutory loan yields, primarily related to the acquisition of the Maxit stores and the growth in that portfolio since the Maxit acquisition in the fourth quarter of 2010. Management expects year-over-year comparisons to normalize with respect to pawn loan yields in 2012.

Foreign pawn loan fees and service charges decreased $1.9 million, or 6.0%, to $30.1 million in 2011 from $32.0 million in 2010, primarily due to increased forfeiture rates and lower yield on the disposition of forfeited merchandise.

Proceeds from disposition of merchandise. Profit from the disposition of merchandise represents the proceeds received from the disposition of merchandise in excess of the cost of disposed merchandise. Retail sales include the sale of jewelry and general merchandise direct to consumers through the Company’s retail services locations or over the Internet. Commercial sales include the sale of refined gold, platinum, silver and diamonds to brokers or manufacturers. The following table summarizes the proceeds from the disposition of merchandise and the related profit for the years ended December 31, 2011 and 2010 (dollars in thousands):

	Year Ended December 31,
	2011			2010
	Retail	Commercial	Total	Retail	Commercial	Total
Proceeds from disposition	$346,469	$290,259	$636,728	$306,300	$228,578	$534,878
Gross profit on disposition	$134,455	$97,118	$231,573	$121,819	$74,303	$196,122
Gross profit margin	38.8%	33.5%	36.4%	39.8%	32.5%	36.7%
Percentage of total gross profit	58.1%	41.9%	100.0%	62.1%	37.9%	100.0%

The total proceeds from disposition of merchandise increased $101.9 million, or 19.0%, during 2011 from 2010, and the total profit from the disposition of merchandise increased $35.5 million, or 18.1%, during 2011 from 2010. The increase in proceeds and profit was mainly due to an increase in merchandise available for sale generated from forfeitures from the Company’s higher pawn loan balances and an increase in merchandise purchased from customers and third parties. The consolidated merchandise turnover rate remained constant at 3.0 times for both 2011 and 2010.

Proceeds from retail dispositions of merchandise increased $40.2 million, or 13.1%, during 2011 compared to 2010, primarily due to organic growth in the Company’s domestic retail operations and the Maxit acquisition. However, the profit margin on the retail disposition of merchandise decreased slightly to 38.8% in 2011, from 39.8% in 2010, due primarily to discounting of merchandise prices to encourage retail sales activity.

Proceeds from commercial dispositions increased $61.7 million, or 27.0%, in 2011 compared to 2010. The profit margin on commercial sales increased to 33.5% in 2011, from 32.5% in 2010. These increases were primarily due to an increase in the average market prices for gold and diamonds, offset by fewer ounces of refined gold sold as a result of lower forfeiture rates on the Company’s pawn loan portfolio secured by jewelry.

Management expects the profit margin on retail dispositions, excluding commercial activities, to be slightly lower than current levels as merchandise available for disposition has increased over the prior year, which has resulted in the discounting of merchandise.

The table below summarizes the age of merchandise held for disposition related to the Company’s domestic pawn operations before valuation allowance of $0.7 million as of both December 31, 2011 and 2010 (dollars in thousands):

	2011		2010
Balance at December 31,	Amount	%	Amount	%

Jewelry – held for one year or less	$94,649	62.3	$79,566	63.6
Other merchandise – held for one year or less	50,907	33.5	39,809	31.8
Total merchandise held for one year or less	145,556	95.8	119,375	95.4
Jewelry – held for more than one year	2,626	1.7	2,685	2.2
Other merchandise – held for more than one year	3,792	2.5	3,039	2.4
Total merchandise held for more than one year	6,418	4.2	5,724	4.6
Total merchandise held for disposition	$151,974	100.0	$125,099	100.0

Consumer Loan Activities:

Consumer loan fees. Consumer loan fees increased $107.6 million, or 21.9%, to $598.6 million in 2011 compared to $491.0 million in 2010. The increase in consumer loan fees is primarily due to growth in the e-commerce segment from lending in the foreign markets in which the Company operates and, to a lesser extent, the expansion of the Company’s installment loan and line of credit products in the United States, offset by a decrease in revenue from domestic markets in which consumer loans are no longer offered due to changes in laws and the absence of fees from the Company’s MLOC services business. The Company stopped providing MLOC services on behalf of a third-party lender in October 2010 when the lender discontinued offering MLOC advances.

Consumer loan loss provision. The consumer loan loss provision increased by $43.3 million, to $225.7 million in 2011, from $182.4 million in 2010, primarily due to higher loan balances in 2011 compared to 2010. The loss provision as a percentage of consumer loan fees increased to 37.7% in 2011, from 37.2% in 2010, primarily due to growth in loans written in foreign e-commerce markets and the expansion of the Company’s line of credit and installment loan products in the United States, all of which have a higher percentage of new customers. New customers tend to have a higher risk of default than customers with a history of successfully repaying loans. In addition, the Company experienced a change in mix of consumer loans written between the retail services segment and the e-commerce segment, with a higher percentage of consumer loans written at the e-commerce segment. The Company expects that new customers as a percentage of total customers will remain similar to current levels since the number of existing and new customer loans written are expected to increase at a similar pace. However, if the Company experiences a disproportionate increase in new customers, loss rates will be higher until it develops a repayment history with these customers. In addition, the loss provision increased due to increased charge-offs in the Company’s retail services segment as a result of growth in loans to new customers that have less established payments histories.

The following table sets forth consumer loan fees by segment, adjusted for the deduction of the loan loss provision for the years ended December 31, 2011 and 2010 (dollars in thousands):

	Year Ended December 31,
	2011			2010

	Retail Services	E-Commerce	Total	Retail Services	E-Commerce	Total
Short-term loans	$110,071	$431,400	$541,471	$112,679	$338,553	$451,232
Installment loans	9,121	48,054	57,175	1,294	10,783	12,077
MLOC	-	-	-	-	27,643	27,643
Consumer loan fees	$119,192	$479,454	$598,646	$113,973	$376,979	$490,952
Consumer loan loss provision	24,001	201,687	225,688	17,437	164,957	182,394
Consumer loan fees, net of loan loss provision	$95,191	$277,767	$372,958	$96,536	$212,022	$308,558
Year-over-year change—$	$(1,345)	$65,745	$64,400	$181	$67,337	$67,518
Year-over-year change—%	(1.4)%	31.0%	20.9%	0.2%	46.5%	28.0%
Consumer loan loss provision as a % of consumer loan fees	20.1%	42.1%	37.7%	15.3%	43.8%	37.2%

Combined consumer loans. In addition to reporting consumer loans owned by the Company and consumer loans guaranteed by the Company, which are either GAAP items or disclosures required by GAAP, the Company has provided combined consumer loans, which is a non-GAAP measure. In addition, the Company has reported consumer loans written, which is statistical data that is not included in the Company’s financial statements. The Company also reports allowances and liabilities for estimated losses on consumer loans on a combined basis, which are GAAP measures.

Management believes these measures provide investors with important information needed to evaluate the magnitude of potential loan losses and the opportunity for revenue performance of the consumer loan portfolio on an aggregate basis. Management believes that the comparison of the aggregate amounts from period to period is more meaningful than comparing only the residual amount on the Company’s balance sheet since both revenue and the loss provision for loans are impacted by the aggregate amount of loans owned by the Company and those guaranteed by the Company as reflected in its financial statements.

Consumer loan balances. The outstanding combined portfolio balance of consumer loans, net of allowances and liability for estimated losses, increased $90.0 million, or 47.6%, to $279.1 million at December 31, 2011 from $189.1 million at December 31, 2010, primarily due to increased demand for consumer loan products in domestic and foreign markets in both the retail services and e-commerce segments, the expansion of the Company’s installment loan product in all markets and the expansion of the Company’s line of credit products in the United States. The Company has experienced growth in consumer loan balances from the foreign e-commerce business in recent years and expects that foreign consumer loan balances will continue to comprise a greater percentage of the e-commerce segment’s total consumer loan balances in the future.

The combined loan balance includes $285.9 million and $178.3 million at December 31, 2011 and 2010, respectively, of Company-owned consumer loan balances before the allowance for losses of $63.1 million and $38.9 million, respectively, which have both been provided in the consolidated financial statements for December 31, 2011 and 2010, respectively. The combined loan balance also includes $59.4 million and $52.6 million at December 31, 2011 and 2010, respectively, of consumer loan balances that are guaranteed by the Company, which are not included in the Company’s financial statements, before the liability for estimated losses of $3.1 million and $2.8 million, respectively, which has been provided in the consolidated financial statements for December 31, 2011 and 2010, respectively.

The following table summarizes consumer loan balances outstanding as of December 31, 2011 and 2010 (dollars in thousands):

	As of December 31,
	2011			2010

	Company Owned(a)	Guaranteed by the Company(a)	Combined(b)	Company Owned(a)	Guaranteed by the Company(a)	Combined(b)
Ending consumer loan balances:
Retail Services
Short-term loans	$53,601	$9,237	$62,838	$49,267	$9,819	$59,086
Installment loans	9,262	7,425	16,687	2,686	3,800	6,486
Total Retail Services, gross	62,863	16,662	79,525	51,953	13,619	65,572
E-Commerce
Domestic
Short-term loans	60,880	39,341	100,221	52,019	37,082	89,101
Installment loans	24,582	-	24,582	11,023	-	11,023
MLOC	-	-	-	1,510	-	1,510
Total Domestic, gross	85,462	39,341	124,803	64,552	37,082	101,634
Foreign
Short-term loans	101,723	3,420	105,143	57,848	1,867	59,715
Installment loans	35,802	-	35,802	3,977	-	3,977
Total Foreign, gross	137,525	3,420	140,945	61,825	1,867	63,692
Total E-Commerce, gross	222,987	42,761	265,748	126,377	38,949	165,326
Total ending loan balance, gross	285,850	59,423	345,273	178,330	52,568	230,898
Less: Allowance and liabilities for losses	(63,072)	(3,062)	(66,134)	(38,953)	(2,838)	(41,791)
Total ending loan balance, net	$222,778	$56,361	$279,139	$139,377	$49,730	$189,107

(a)

GAAP measure. The consumer loan balances guaranteed by the Company represents loans originated by third-party lenders through the CSO programs, which are not recorded in the Company’s financial statements.

(b)	Except for allowance and liability for estimated losses, amounts represent non-GAAP measures.

Consumer loans written. The amount of combined consumer loans written was $3.03 billion in 2011 and increased $108.9 million, or 3.7%, from $2.92 billion in 2010, due primarily to growth in consumer loans written from the e-commerce segment in foreign markets, growth in installment loans in all markets, and, to a lesser extent, the expansion of the Company’s line of credit product in the United States. These increases more than offset a decrease in loans written in domestic markets in which consumer loans are no longer offered due to changes in laws and the absence of consumer loans written in the MLOC channel.

The average amount per consumer loan increased to $514 from $431 during 2011 compared to 2010, due to the absence of loans purchased through the MLOC channel, which generally have a lower average loan amount per loan, and an increase in multi-payment longer-term installment loans, which typically have a higher average loan amount than single-payment short-term loans. Management expects the average amount per consumer loan to increase in 2012, as it expects an increase in the mix of installment loans as a percentage of the combined consumer loan balance.

The following table summarizes the consumer loans written for the years ended December 31, 2011 and 2010 (dollars in thousands):

	Year Ended December 31,
	2011			2010

	Company Owned(a)	Guaranteed by the Company(a)(b)	Combined(a)	Company Owned(a)	Guaranteed by the Company(a)(b)	Combined(a)
Amount of consumer loans written:
Retail Services
Short-term loans	$736,964	$174,510	$911,474	$702,422	$199,155	$901,577
Installment loans	8,256	15,781	24,037	739	6,905	7,644
Total Retail Services	745,220	190,291	935,511	703,161	206,060	909,221
E-Commerce
Domestic
Short-term loans	433,053	681,009	1,114,062	459,616	782,290	1,241,906
Installment loans	42,532	-	42,532	23,656	-	23,656
MLOC	-	-	-	288,723	-	288,723
Total Domestic	475,585	681,009	1,156,594	771,995	782,290	1,554,285
Foreign
Short-term loans	820,841	56,917	877,758	429,853	24,797	454,650
Installment loans	61,307	-	61,307	4,161	-	4,161
Total Foreign	882,148	56,917	939,065	434,014	24,797	458,811
Total E-Commerce	1,357,733	737,926	2,095,659	1,206,009	807,087	2,013,096
Total amount of consumer loans written	$2,102,953	$928,217	$3,031,170	$1,909,170	$1,013,147	$2,922,317

Number of consumer loans written:
Retail Services
Short-term loans	1,586,551	309,003	1,895,554	1,602,914	347,008	1,949,922
Installment loans	6,858	2,863	9,721	2,034	1,187	3,221
Total Retail Services	1,593,409	311,866	1,905,275	1,604,948	348,195	1,953,143
E-Commerce
Domestic
Short-term loans	1,317,483	958,821	2,276,304	1,284,299	1,135,762	2,420,061
Installment loans	36,151	-	36,151	34,305	-	34,305
MLOC	-	-	-	1,451,330	-	1,451,330
Total Domestic	1,353,634	958,821	2,312,455	2,769,934	1,135,762	3,905,696
Foreign
Short-term loans	1,543,453	84,897	1,628,350	865,996	52,460	918,456
Installment loans	53,567	-	53,567	5,018	-	5,018
Total Foreign	1,597,020	84,897	1,681,917	871,014	52,460	923,474
Total E-Commerce	2,950,654	1,043,718	3,994,372	3,640,948	1,188,222	4,829,170
Total number of consumer loans written	4,544,063	1,355,584	5,899,647	5,245,896	1,536,417	6,782,313

(a)	The disclosure regarding the amount and number of consumer loans written is statistical data that is not included in the Company’s financial statements.
(b)	Loans guaranteed by the Company represent loans originated by third-party lenders through the CSO programs.

Consumer loan loss experience. The Company monitors the performance of its portfolio of consumer loans and maintains either an allowance or liability for estimated losses on consumer loans (including fees and interest) at a level estimated to be adequate to absorb credit losses inherent in the portfolio. The Company’s consumer loan portfolio consists of consumer loans the Company originates, guarantees or purchases, including short-term consumer loans, multi-payment installment loans and participation interests in receivables acquired through its MLOC channel. The allowance for losses on the Company’s owned consumer loans offsets the outstanding loan amounts in the consolidated balance sheets. In addition, the Company maintains a liability for estimated losses related to loans guaranteed under the CSO programs. The liability for estimated losses related to guaranteed loans, which approximates the fair value of the liability, is included in “Accounts payable and accrued expenses” on the consolidated balance sheets.

The combined allowance and liability for estimated losses as a percentage of combined consumer loans and fees receivable increased in 2011 to 19.2%, from 18.1% in 2010, predominately due to the change in the mix of loans in the e-commerce segment, as discussed in the “Consumer loan loss provision” section above.

The following tables show consumer loan information by quarter for 2011 and 2010 (dollars in thousands):

	2011
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Consumer loan balances and fees receivable:
Gross—Company owned	$161,145	$197,582	$238,977	$285,850
Gross—Guaranteed by the Company(a)	38,750	47,259	51,218	59,423
Combined consumer loans and fees receivable, gross(b)	$199,895	$244,841	$290,195	$345,273
Allowance and liability for losses on consumer loans	36,721	39,348	49,822	66,134
Combined consumer loans and fees receivable, net(b)	$163,174	$205,493	$240,373	$279,139
Allowance and liability for losses and accrued third-party lender losses as a % of combined consumer loans and fees receivable, gross(b)	18.4%	16.1%	17.2%	19.2%

(a)	Represents loans originated by third-party lenders through the CSO programs, which are not included in the Company’s financial statements.
(b)	Non-GAAP measure.

	2010
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Consumer loan balances and fees receivable:
Gross—Company owned	$124,844	$152,018	$175,066	$178,330
Gross—Guaranteed by the Company(a)	40,999	51,141	48,416	52,568
Combined consumer loans and fees receivable, gross(b)	$165,843	$203,159	$223,482	$230,898
Allowance and liability for losses on consumer loans	28,116	40,048	48,376	41,791
Combined consumer loans and fees receivable, net(b)	$137,727	$163,111	$175,106	$189,107
Allowance and liability for losses and accrued third-party lender losses as a % of combined consumer loans and fees receivable, gross(b)	17.0%	19.7%	21.6%	18.1%

(a)	Represents loans originated by third-party lenders through the CSO programs, which are not included in the Company’s financial statements.
(b)	Non-GAAP measure.

The following table summarizes the consumer loan loss provision for the years ended December 31, 2011 and 2010 (dollars in thousands):

	Year Ended December 31,
	2011	2010
Consumer loan loss provision:
Loss provision on Company owned consumer loans	$ 225,464	$ 182,500
Loss provision on consumer loans guaranteed by the Company(a)	224	(106	)(b)
Combined consumer loan loss provision	$ 225,688	$ 182,394
Charge-offs, net of recoveries	$ 201,345	$ 170,897

(a)	Represents loss provision on loans originated by third-party lenders through the CSO programs.
(b)

The loss provision on consumer loans guaranteed by the Company and originated by third-party lenders through the CSO programs for the year ended December 31, 2010 is a credit balance due to improved collection rates and slightly lower volume of loans outstanding for the year ended December 31, 2010 compared to 2009.

Due to the nature of the short-term consumer loan product and the high velocity of loans written, seasonal trends are evidenced in quarter-to-quarter performance. In the typical business cycle, the combined consumer loan loss provision as a percent of combined consumer loans written is lowest in the first quarter and increases throughout the year, with the final two quarters generally combining for the peak levels of loss provision expense. The loss provision as a percentage of combined loans written increased to 7.4% in 2011, compared to 6.2% in 2010, due to growth in loans written in foreign e-commerce markets and the growth of the multi-payment installment loan and line of credit products, which have a higher percentage of new customers, as discussed in “Consumer loan loss provision” section above.

The following tables show the Company’s loss experience by quarter and for the years ended December 31, 2011 and 2010 (dollars in thousands):

	2011
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
Consumer loans written:(a)
Company owned	$429,810	$489,332	$570,658	$613,153	$2,102,953
Guaranteed by the Company(b)	208,963	214,220	247,341	257,693	928,217
Combined consumer loans written	$638,773	$703,552	$817,999	$870,846	$3,031,170
Combined consumer loan loss provision as a % of combined consumer loans written (a)	6.2%	6.4%	7.4%	9.2%	7.4%
Charge-offs (net of recoveries) as a % of combined consumer loans written (a)	7.0%	6.0%	6.1%	7.4%	6.6%
Combined consumer loan loss provision as a % of consumer loan fees	32.1%	34.1%	37.2%	44.7%	37.7%

(a)	The disclosure regarding the amount of consumer loans written is statistical data that is not included in the Company’s financial statements.
(b)	Represents loans originated by third-party lenders through the CSO programs, which are not included in the Company’s financial statements.

	2010
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
Consumer loans written:(a)
Company owned	$419,694	$470,072	$533,298	$486,106	$1,909,170
Guaranteed by the Company(b)	225,568	248,603	289,267	249,709	1,013,147
Combined consumer loans written	$645,262	$718,675	$822,565	$735,815	$2,922,317

Combined consumer loan loss provision as a % of combined consumer loans written (a)	5.3%	6.3%	6.2%	7.1%	6.2%
Charge-offs (net of recoveries) as a % of combined consumer loans written (a)	5.6%	4.6%	5.2%	8.0%	5.8%
Combined consumer loan loss provision as a % of consumer loan fees	31.3%	38.8%	37.9%	39.8%	37.2%

(a)	The disclosure regarding the amount of consumer loans written is statistical data that is not included in the Company’s financial statements.
(b)	Represents loans originated by third-party lenders through the CSO programs, which are not included in the Company’s financial statements.

Total Expenses. The table below shows total expense by segment and significant category for the years ended December 31, 2011 and 2010 (dollars in thousands):

	Year Ended December 31,
	2011			2010
	Retail Services	E-Commerce	Total	Retail Services	E-Commerce	Total
Operations:
Personnel	$204,651	$35,025	$239,676	$182,161	$30,210	$212,371
Occupancy	94,053	2,446	96,499	86,339	2,342	88,681
Marketing	13,857	70,536	84,393	13,567	57,079	70,646
Other	46,359	19,307	65,666	36,527	11,391	47,918
Total operations	358,920	127,314	486,234	318,594	101,022	419,616
Administration:
Personnel	52,436	29,643	82,079	46,440	25,202	71,642
Other	8,811	34,144	42,955	5,668	24,208	29,876
Total administration	61,247	63,787	125,034	52,108	49,410	101,518
Depreciation and amortization	42,886	11,263	54,149	35,364	8,559	43,923
Total expenses	$463,053	$202,364	$665,417	$406,066	$158,991	$565,057
Year-over-year change—$
Operations	$40,326	$26,292	$66,618	$22,047	$37,442	$59,489
Administration	9,139	14,377	23,516	(617)	14,206	13,589
Depreciation and amortization	7,522	2,704	10,226	1,072	1,262	2,334
Total	$56,987	$43,373	$100,360	$22,502	$52,910	$75,412
Year-over-year change—%	14.0%	27.3%	17.8%	5.9%	49.9%	15.4%

Total expenses increased $100.3 million, or 17.8%, to $665.4 million in 2011, compared to $565.1 million 2010.

Total expenses at the retail services segment increased $57.0 million, or 14.0%, to $463.1 million during 2011 compared to 2010. Total expenses for the e-commerce segment increased $43.4 million, or 27.3%, to $202.4 million in 2011 compared to 2010.

Operations expense. Operations expense for the retail services segment increased $40.3 million, or 12.7%, to $358.9 million, during 2011 compared to 2010. Personnel expense increased $22.5 million during 2011, primarily related to the addition of 45 retail services locations, net of closures, from October 1, 2010 to December 31, 2011, of which 39 related to the Maxit acquisition, and to normal personnel additions and merit increases. Occupancy expense increased $7.7 million during 2011, which mainly related to the Maxit locations and to normal rent increases. The increase in other operating expenses was due in part to adjustments made by the Company during 2011 totaling $2.5 million in the foreign operations that are included in the retail services segment, predominately related to the impairment of the existing point-of-sale system, which the Company replaced in 2011, as well as adjustments for other impaired assets, severance and miscellaneous operating expenses. Management expects that these expenses are non-recurring as they reflect the continued transition from the previous management of Prenda Fácil and strategic re-orientation of the business activities, which was initiated at the end of 2010. In addition, other operating expenses increased due to increased maintenance, travel and office expenses, due in part to the Maxit acquisition and general expense increases.

Operations expense for the e-commerce segment increased $26.3 million, or 26.0%, to $127.3 million in 2011 compared to 2010. Marketing expense increased $13.5 million during 2011, mainly due to the online lending channel’s efforts to expand the Company’s customer base in both domestic and foreign markets. Personnel expense increased $4.8 million, primarily due to the addition of new personnel to support the e-commerce segment’s growth in foreign markets.

Administration Expense. Administration expense for the retail services segment increased $9.1 million, or 17.5%, to $61.2 million during 2011 compared to 2010. The increase was primarily due to increased personnel expense, including salaries, short-term management bonuses, and employee benefit costs, as well as travel expenses related to the deployment of the Company’s point-of-sale systems in domestic and foreign locations.

Administration expense for the e-commerce segment increased $14.4 million, or 29.1%, to $63.8 million during 2011, compared to 2010. The increase was primarily due to an increase in personnel expenses related to personnel additions and merit increases, legal expenses and costs related to the filing of Enova’s Form S-1 registration statement. In addition, allocated expenses increased in 2011, primarily due to increased personnel costs related to merit increases and increased incentives related to the higher growth in earnings which resulted in a greater pro rata share allocated to the e-commerce segment. See the “Recent Developments” section above for further discussion.

Depreciation and Amortization. Depreciation and amortization expense at the retail services segment increased $7.5 million, or 21.3%, to $42.9 million during 2011 compared to 2010, due to the implementation of the Company’s domestic point-of-sale system, which was placed in service in July 2011, the Maxit acquisition and investments in facility upgrades and remodels.

Depreciation and amortization expenses at the e-commerce segment increased $2.7 million, or 31.6%, to $11.3 million, primarily related to systems development in support of new products, as well as normal system upgrades.

Interest Expense. Interest expense increased $3.2 million, or 14.2%, to $25.5 million in 2011, compared to $22.3 million in 2010, primarily due to an increase of $47.0 million in the average amount of debt outstanding, to $466.4 million in 2011, from $419.4 million during 2010. The increase in the average amount of debt outstanding was primarily due to additional funding under the Company’s line of credit to support growth in the Company’s pawn loan and consumer loan balances. In addition, the acquisition of Maxit in the fourth quarter of 2010 was funded by borrowings under the Company’s line of credit of approximately $59.6 million. The Company’s effective blended borrowing cost was 4.9% for both the years ended December 31, 2011 and 2010. The Company incurred non-cash interest expense of $3.6 million in 2011 compared to $3.3 million in 2010, from the 2009 Convertible Notes due 2029 (the “2009 Convertible Notes”) and debt issuance costs. See “Item 8. Financial Statements and Supplementary Data—Note 11” for further discussion of the 2009 Convertible Notes.

Foreign Currency Transaction Gain/Loss. The Company is impacted by foreign currency transactions due to certain of its subsidiaries conducting business in currencies other than the U.S. dollar. In 2011, the Company recorded a foreign currency transaction loss of approximately $1.3 million related to its operations in foreign countries, compared to a loss of $0.5 million in 2010.

Income Taxes. The Company’s effective tax rate was 37.9% for 2011 compared to 37.5% for 2010. The increase in the Company’s effective tax rate for 2011 was mainly attributable to an increase in state taxes.

YEAR ENDED 2010 COMPARED TO YEAR ENDED 2009

Pawn Lending Activities:

The following table sets forth selected data related to the Company’s pawn lending activities as of and for the years ended December 31, 2010 and 2009 (dollars in thousands):

	2010				2009
Year Ended December 31:	Domestic	Foreign		Total	Domestic	Foreign		Total
Pawn loan fees and service charges	$221,335	$31,979		$253,314	$200,904	$30,274		$231,178
Average pawn loan balance outstanding	$166,163	$22,111		$188,274	$152,800	$20,250		$173,050
Amount of pawn loans written and renewed	$689,476	$89,746		$779,222	$629,196	$106,569		$735,765
Annualized yield on pawn loans	133.2%	116.4	%(a)	130.8%	131.5%	145.1	%(a)	133.1%
Gross profit margin on disposition of merchandise	36.7%	-	(a)	36.7%	35.5%	-	(a)	35.5%

Merchandise turnover	3.0	-	(a)	3.0	2.9	-	(a)	2.9

As of December 31:
Ending pawn loan balances(b)	$197,301	$21,107		$218,408	$164,327	$23,985		$188,312
Ending merchandise balance, net(b)	$124,399	$-	(a)	$124,399	$113,824	$-	(a)	$113,824

(a)

With respect to the Company’s foreign pawn operations, the annualized yield on pawn loans is calculated using the average pawn loan balance outstanding in the table above, plus the average value of the collateral underlying unredeemed pawn loans, which is included in “Other assets” in the Company’s consolidated balance sheets, of $5,355 and $625 for the years ended December 31, 2010 and 2009, respectively. Collateral underlying unredeemed pawn loans will be sold to settle the obligations owed by the customer but is not owned by the Company; therefore, profit on the disposition of this collateral is recorded as “Pawn loan fees and service charges” in the Company’s consolidated statements of operations.

(b)	On October 4, 2010, the Company completed the Maxit acquisition, which included the purchase of $20.7 million in pawn loans and $6.2 million of merchandise held for disposition.

Pawn loan fees and service charges.    Pawn loan balances in domestic locations and foreign locations at December 31, 2010 were $218.4 million, which was $30.1 million, or 16.0%, higher than at December 31, 2009. The average balance of pawn loans outstanding for 2010 increased by $15.2 million, or 8.8%, compared to the year ended December 31, 2009 (“2009”), primarily due to growth in the number of locations offering pawn lending within the retail services segment and, to a lesser extent, the Maxit acquisition.

Pawn loan fees and service charges increased $22.1 million, or 9.6%, to $253.3 million in 2010 from $231.2 million in 2009. The increase is mainly due to higher average pawn loan balances, which contributed $26.6 million of the increase, offset by lower annualized yield on pawn loans, which decreased pawn loan fees and service charges by $4.5 million.

Annualized pawn loan yield on pawn loans was 130.8% for 2010, compared to 133.1% in 2009. The Company’s domestic annualized loan yield increased to 133.2% in 2010, compared to 131.5% in 2009, mainly due to improved performance in the portfolio, as cash payment of fees and service charges were higher compared to the prior year. The foreign pawn loan yield decreased to 116.4% in 2010 from 145.1% in 2009 due to a lower yield on the liquidation of forfeited loans in 2010.

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

The total proceeds from disposition of merchandise increased $32.1 million, or 6.4%, during 2010 from 2009, and the total profit from the disposition of merchandise increased $17.7 million, or 9.9%, during 2010 from 2009. The increase in proceeds and profits was mainly due to an increase in merchandise available for sale generated from forfeitures from the Company’s higher pawn loan balances and an increase in merchandise purchased from customers and third parties, combined with a slight improvement in the consolidated merchandise turnover rate, which increased to 3.0 times in 2010, compared to 2.9 times in 2009.

Proceeds from retail sales, including jewelry, increased $23.1 million, or 8.2%, during 2010 compared to 2009. In addition, the profit margin on retail sales increased slightly to 39.8% in 2010, from 39.7% in 2009.

Proceeds from commercial dispositions increased $9.1 million, or 4.1%, in 2010, compared to 2009. The profit margin on commercial sales increased to 32.5% in 2010, from 30.1% in 2009. Both the increases in proceeds and profit margin on commercial sales are mainly due to a higher average market price of gold and diamonds sold, which more than offset a lower volume of gold sold during 2010 compared to 2009.

The table below summarizes the age of merchandise held for disposition related to the Company’s domestic pawn operations before valuation allowance of $0.7 million as of both December 31, 2010 and 2009 (dollars in thousands):

	Balance at December 31,
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

Consumer Loan Activities:

Consumer loans fees. Consumer loan fees increased $119.1 million, or 32.0%, to $491.0 million in 2010 compared to $371.9 million in 2009. The increase in consumer loan fees is primarily due to growth in the e-commerce segment from online lending in the United Kingdom and the United States, and to a lesser extent, the Australian and Canadian markets. In addition, consumer loan fees generated by the MLOC channel increased during 2010 as the Company expanded the customer base for the third-party MLOC products. See “General—E-Commerce Segment”

section above for a discussion of the current status of the Company’s MLOC business. These increases offset the loss of revenue from certain domestic markets in which the Company either no longer offers consumer loans or has reduced its offering of consumer loan products.

Consumer loan loss provision. The consumer loan loss provision increased by $51.6 million, to $182.4 million in 2010, from $130.8 million in 2009, primarily due to higher loan balances in 2010 compared to 2009. The loss provision as a percentage of consumer loan fees increased to 37.2% in 2010, from 35.2% in 2009, due primarily to a change in the mix in loans in the e-commerce segment to include more first-time customers. First-time customers tend to have a higher risk of default than customers with a history of successfully repaying loans, and the e-commerce segment has a higher mix of new customers, primarily due to significant growth in its foreign lending activities. In addition, e-commerce consumer loans have historically experienced higher loss rates than retail services consumer loans, and the e-commerce portfolio comprises a higher overall percentage of the combined portfolio in 2010 compared to 2009. Lastly, the consumer loan loss provision as a percentage of consumer loan fees also increased as a result of an abnormally high level of defaults when the Company stopped providing MLOC services on behalf of a third-party lender during the fourth quarter of 2010.

The following table sets forth consumer loan fees by segment, adjusted for the deduction of the loan loss provision for years ended December 31, 2010 and 2009 (dollars in thousands):

	Year Ended December 31,
	2010			2009
	Retail Services	E-Commerce	Total	Retail Services	E-Commerce	Total
Short-term loans	$112,679	$338,553	$451,232	$117,997	$236,854	$354,851
Installment loans	1,294	10,783	12,077	-	4,414	4,414
MLOC	-	27,643	27,643	-	12,591	12,591
Consumer loan fees	$113,973	$376,979	$490,952	$117,997	$253,859	$371,856
Consumer loan loss provision	17,437	164,957	182,394	21,642	109,174	130,816
Consumer loan fees, net of loan loss provision	$96,536	$212,022	$308,558	$96,355	$144,685	$241,040
Year-over-year change - $	$181	$67,337	$67,518	$(11,226)	$28,386	$17,160
Year-over-year change - %	0.2%	46.5%	28.0%	(10.4)%	24.4%	7.7%
Consumer loan loss provision as a % of consumer loan fees	15.3%	43.8%	37.2%	18.3%	43.0%	35.2%

Combined consumer loans. In addition to reporting consumer loans owned by the Company and consumer loans guaranteed by the Company, which are either GAAP items or disclosures required by GAAP, the Company has provided combined consumer loans, which is a non-GAAP measure. In addition, the Company has reported disclosure regarding consumer loans written, which is statistical data that is not included in the Company’s financial statements. The Company also reports allowances and liabilities for estimated losses on consumer loans on a combined basis, which are GAAP measures.

Management believes these measures provide investors with important information needed to evaluate the magnitude of potential loan losses and the opportunity for revenue performance of the consumer loan portfolio on an aggregate basis. Management believes that the comparison of the aggregate amounts from period to period is more meaningful than comparing only the residual amount on the Company’s balance sheet since both revenue and the loss provision for loans are impacted by the aggregate amount of loans owned by the Company and those guaranteed by the Company as reflected in its financial statements.

Consumer loan balances. The outstanding combined portfolio balance of consumer loans, net of allowances and liability for estimated losses, increased $33.4 million, or 21.5%, to $189.1 million at December 31, 2010 from $155.7 million at December 31, 2009, primarily due to increased demand for consumer loan products in the e-commerce segment.

The combined loan balance includes $178.3 million and $136.1 million at December 31, 2010 and 2009, respectively, of Company-owned consumer loan balances, before the allowance for losses of $38.9 million and $27.3 million, which has been provided in the consolidated financial statements for December 31, 2010 and 2009, respectively. The combined loan balance also includes $52.6 million and $49.9 million at December 31, 2010 and 2009, respectively, of consumer loan balances that are guaranteed by the Company, which are not included in the Company’s financial statements, before the liability for estimated losses of $2.8 million and $2.9 million, which has been provided in the consolidated financial statements for December 31, 2010 and 2009, respectively.

The following table summarizes consumer loan balances outstanding as of December 31, 2010 and 2009 (dollars in thousands):

	As of December 31,
	2010			2009
	Company Owned(a)	Guaranteed by the Company(a)	Combined(b)	Company Owned(a)	Guaranteed by the Company(a)	Combined(b)
Ending consumer loan balances:
Retail Services
Short-term loans	$49,267	$9,819	$59,086	$51,986	$11,688	$63,674
Installment loans	2,686	3,800	6,486	-	-	-
Total Retail Services, gross	51,953	13,619	65,572	51,986	11,688	63,674
E-Commerce
Domestic
Short-term loans	52,019	37,082	89,101	42,201	37,637	79,838
Installment loans	11,023	-	11,023	3,126	-	3,126
MLOC	1,510	-	1,510	11,553	-	11,553
Total Domestic, gross	64,552	37,082	101,634	56,880	37,637	94,517
Foreign
Short-term loans	57,848	1,867	59,715	27,273	537	27,810
Installment loans	3,977	-	3,977	-	-	-
Total Foreign, gross	61,825	1,867	63,692	27,273	537	27,810
Total E-Commerce, gross	126,377	38,949	165,326	84,153	38,174	122,327

Total ending loan balance, gross	178,330	52,568	230,898	136,139	49,862	186,001
Less: Allowance and liabilities for losses	(38,953)	(2,838)	(41,791)	(27,350)	(2,944)	(30,294)
Total ending loan balance, net	$139,377	$49,730	$189,107	$108,789	$46,918	$155,707

(a)

GAAP measure. The consumer loan balances guaranteed by the Company represents loans originated by third-party lenders through the CSO programs, which are not recorded in the Company’s financial statements.

(b)	Except for allowance and liability for estimated losses, amounts represent non-GAAP measures.

Consumer loans written. The amount of combined consumer loans written increased $590.5 million, or 25.3%, to $2.92 billion in 2010, from $2.33 billion in 2009, mainly due to increases in demand for consumer loans in the e-commerce segment, which were largely due to the Company’s successful expansion into international markets. Combined consumer loans written includes $1.91 billion and $1.53 billion at December 31, 2010 and 2009, respectively, of Company-owned consumer loans written, and $1.01 billion and $802.4 million at December 31, 2010 and 2009, respectively, of consumer loans written that were guaranteed by the Company.

The average amount per consumer loan decreased to $431 from $436 during 2010 over 2009, primarily due to a greater mix of the Company’s participation interest in consumer loans purchased through the MLOC channel, which typically had a lower average amount per loan.

The following table summarizes the consumer loans written for the years ended December 31, 2010 and 2009 (dollars in thousands):

	2010			2009
	Company Owned(a)	Guaranteed by the Company(a)(b)	Combined(a)	Company Owned(a)	Guaranteed by the Company(a)(b)	Combined(a)
Amount of consumer loans written:
Retail Services
Short-term loans	$702,422	$199,155	$901,577	$706,067	$220,665	$926,732
Installment loans	739	6,905	7,644	-	-	-
Total Retail Services	703,161	206,060	909,221	706,067	220,665	926,732
E-Commerce
Domestic
Short-term loans	459,616	782,290	1,241,906	517,980	577,091	1,095,071
Installment loans	23,656	-	23,656	9,344	-	9,344
MLOC	288,723	-	288,723	126,470	-	126,470
Total Domestic	771,995	782,290	1,554,285	653,794	577,091	1,230,885
Foreign
Short-term loans	429,853	24,797	454,650	169,509	4,679	174,188
Installment loans	4,161	-	4,161	-	-	-
Total Foreign	434,014	24,797	458,811	169,509	4,679	174,188
Total E-Commerce	1,206,009	807,087	2,013,096	823,303	581,770	1,405,073
Total amount of consumer loans written	$1,909,170	$1,013,147	$2,922,317	$1,529,370	$802,435	$2,331,805

	2010			2009
	Company Owned(a)	Guaranteed by the Company(a)(b)	Combined(a)	Company Owned(a)	Guaranteed by the Company(a)(b)	Combined(a)
Number of consumer loans written:
Retail Services
Short-term loans	1,602,914	347,008	1,949,922	1,593,006	394,303	1,987,309
Installment loans	2,034	1,187	3,221	-	-	-
Total Retail Services	1,604,948	348,195	1,953,143	1,593,006	394,303	1,987,309
E-Commerce
Domestic
Short-term loans	1,284,299	1,135,762	2,420,061	1,312,109	813,105	2,125,214
Installment loans	34,305	-	34,305	17,195	-	17,195
MLOC	1,451,330	-	1,451,330	804,795	-	804,795
Total Domestic	2,769,934	1,135,762	3,905,696	2,134,099	813,105	2,947,204
Foreign
Short-term loans	865,996	52,460	918,456	400,989	12,940	413,929
Installment loans	5,018	-	5,018	-	-	-
Total Foreign	871,014	52,460	923,474	400,989	12,940	413,929
Total E-Commerce	3,640,948	1,188,222	4,829,170	2,535,088	826,045	3,361,133
Total number of consumer loans written	5,245,896	1,536,417	6,782,313	4,128,094	1,220,348	5,348,442

(a)	The disclosure regarding the amount and number of consumer loans written is statistical data that is not included in the Company’s financial statements.
(b)	Loans guaranteed by the Company represent loans originated by third-party lenders through the CSO programs.

Consumer loan loss experience. The combined allowance and liability for estimated losses as a percentage of combined consumer loans and fees receivable increased in 2010 to 18.1%, from 16.3% in 2009, predominately due to the change in the mix of loans in the e-commerce segment, as discussed in the “Consumer loan loss provision” section above. In addition, the allowance as a percentage of combined consumer loans and fees increased as a result of higher allowances on unpaid balances resulting from the sudden interruption in the MLOC channel during the fourth quarter of 2010, as the remaining outstanding balance of the consumer loans in the MLOC channel was fully reserved as of December 31, 2010.

The following tables show consumer loan information by quarter for 2010 and 2009 (dollars in thousands):

	2010
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Consumer loan balances and fees receivable:
Gross - Company owned	$124,844	$152,018	$175,066	$178,330
Gross - Guaranteed by the Company(a)	40,999	51,141	48,416	52,568
Combined consumer loans and fees receivable, gross(b)	$165,843	$203,159	$223,482	$230,898
Allowance and liability for losses on consumer loans	28,116	40,048	48,376	41,791
Combined consumer loans and fees receivable, net(b)	$137,727	$163,111	$175,106	$189,107
Allowance and liability for losses and accrued third-party lender losses as a % of combined consumer loans and fees receivable, gross(b)	17.0%	19.7%	21.6%	18.1%

(a)	Represents loans originated by third-party lenders through the CSO programs, which are not included in the Company’s financial statements.
(b)	Non-GAAP measure.

	2009
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Consumer loan balances and fees receivable:
Gross - Company owned	$93,158	$111,973	$118,160	$136,139
Gross - Guaranteed by the Company(a)	28,342	33,686	42,768	49,862
Combined consumer loans and fees receivable, gross(b)	$121,500	$145,659	$160,928	$186,001
Allowance and liability for losses on consumer loans	18,800	24,222	27,504	30,294
Combined consumer loans and fees receivable, net(b)	$102,700	$121,437	$133,424	$155,707
Allowance and liability for losses and accrued third-party lender losses as a % of combined consumer loans and fees receivable, gross(b)	15.5%	16.6%	17.1%	16.3%

(a)	Represents loans originated by third-party lenders through the CSO programs, which are not included in the Company’s financial statements.
(b)	Non-GAAP measure.

The following table summarizes the consumer loan loss provision for years ended December 31, 2010 and 2009 (dollars in thousands):

	Year Ended December 31,
	2010		2009
Consumer loan loss provision:
Loss provision on Company owned consumer loans	$182,500		$130,007
Loss provision on consumer loans guaranteed by the Company	(106	) (a)	809
Combined consumer loan loss provision	$182,394		$130,816
Charge-offs, net of recoveries	$170,897		$124,152

(a)

The loss provision on consumer loans guaranteed by the Company represents loans originated by third-party lenders through the CSO programs for the year ended December 31, 2010 is a credit balance due to improved collection rates in 2010 over 2009 and slightly lower volume of loans outstanding.

Due to the short-term nature of the consumer loan product and the high velocity of loans written, seasonal trends are evidenced in quarter-to-quarter performance. In the typical business cycle, the consumer loan loss provision as a percent of combined consumer loans written is lowest in the first quarter and increases throughout the year, with the final two quarters generally combining for the peak levels of loss provision expense. During 2010, consumer loan loss provision as a percent of combined consumer loans written decreased from the second quarter to the third quarter, predominantly due to an improvement in charge-offs as a percentage of consumer loans written. The fourth quarter consumer loan loss provision as a percent of combined consumer loans written was exceptionally high due to the additional loan losses associated with the sudden interruption of the MLOC loan portfolio. The remaining outstanding balance of the consumer loans in the MLOC channel has been fully reserved as of December 31, 2010.

The following tables show the Company’s loss experience by quarter and for the years ended December 31, 2010 and 2009 (dollars in thousands):

	2010
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
Consumer loans written: (a)
Company owned	$419,694	$470,072	$533,298	$486,106	$1,909,170
Guaranteed by the Company (b)	225,568	248,603	289,267	249,709	1,013,147
Combined consumer loans written	$645,262	$718,675	$822,565	$735,815	$2,922,317

Combined consumer loan loss provision as a % of combined consumer loans written (a)	5.3%	6.3%	6.2%	7.1%	6.2%
Charge-offs (net of recoveries) as a % of combined consumer loans written (a)	5.6%	4.6%	5.2%	8.0%	5.8%
Combined consumer loan loss provision as a % of consumer loan fees	31.3%	38.8%	37.9%	39.8%	37.2%

(a)	The disclosure regarding the amount of consumer loans written is statistical data that is not included in the Company’s financial statements.
(b)	Represents loans originated by third-party lenders through the CSO programs, which are not included in the Company’s financial statements.

	2009
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
Consumer loans written:(a)
Company owned	$328,919	$364,251	$389,342	$446,858	$1,529,370
Guaranteed by the Company(b)	157,062	167,065	222,001	256,307	802,435
Combined consumer loans written	$485,981	$531,316	$611,343	$703,165	$2,331,805

Combined consumer loan loss provision as a % of combined consumer loans written (a)	5.1%	5.5%	6.2%	5.6%	5.6%
Charge-offs (net of recoveries) as a % of combined consumer loans written (a)	6.1%	4.5%	5.6%	5.2%	5.3%
Combined consumer loan loss provision as a % of consumer loan fees	30.8%	34.5%	38.4%	36.0%	35.2%

(a)	The disclosure regarding the amount of consumer loans written is statistical data that is not included in the Company’s financial statements.
(b)	Represents loans originated by third-party lenders through the CSO programs, which are not included in the Company’s financial statements.

Total Expenses. The table below shows total expense by segment and significant category for the years ended December 31, 2010 and 2009 (dollars in thousands):

	Year Ended December 31,
	2010			2009
	Retail Services	E-Commerce	Total	Retail Services	E-Commerce	Total
Operations:
Personnel	$182,161	$30,210	$212,371	$170,266	$21,867	$192,133
Occupancy	86,339	2,342	88,681	79,084	2,106	81,190
Marketing	13,567	57,079	70,646	13,931	30,264	44,195
Other	36,527	11,391	47,918	33,266	9,343	42,609
Total operations	318,594	101,022	419,616	296,547	63,580	360,127
Administration:
Personnel	46,440	25,202	71,642	44,834	13,036	57,870
Other	5,668	24,208	29,876	7,891	22,168	30,059
Total administration	52,108	49,410	101,518	52,725	35,204	87,929
Depreciation and amortization	35,364	8,559	43,923	34,292	7,297	41,589
Total expenses	$406,066	$158,991	$565,057	$383,564	$106,081	$489,645
Year-over-year change - $
Operations	$22,047	$37,442	$59,489	$10,250	$19,133	$29,383
Administration	(617)	14,206	13,589	1,529	10,790	12,319
Depreciation and amortization	1,072	1,262	2,334	(125)	2,063	1,938
Total	$22,502	$52,910	$75,412	$11,654	$31,986	$43,640
Year-over-year change - %	5.9%	49.9%	15.4%	3.1%	43.2%	9.8%

Total expenses increased $75.4 million, or 15.4%, to $565.1 million, during 2010 compared to 2009. Total expenses at the retail services segment increased $22.5 million, or 5.9%, to $406.1 million during 2010 compared to 2009. Total expenses for the e-commerce segment increased $52.9 million, or 49.9%, to $159.0 million in 2010 compared to 2009.

Operations expense. Operations expense for the retail services segment increased $22.0 million, or 7.4%, to $318.6 million, during 2010 compared to 2009, primarily related to a combination of increases in personnel, occupancy and other expenses. Personnel expense increased $11.9 million during 2010, of which $2.7 million related to the Maxit locations acquired in 2010, and the remainder primarily related to normal personnel additions, merit increases and incentive program accruals. Occupancy expense increased $7.3 million during 2010, of which $1.3 million related to the Maxit locations, and the remainder primarily to normal rent increases and the addition of 45 retail services locations during 2010, excluding the Maxit locations acquired in 2010. Other expenses increased $3.3 million, of which $0.6 million related to the Maxit locations acquired in 2010, and the remainder related primarily to an increase in maintenance and travel expenses.

Operations expense for the e-commerce segment increased $37.4 million, or 58.9%, to $101.0 million during 2010 compared to 2009, primarily due to increases in marketing expense and personnel expense. Marketing expense increased $26.8 million during 2010, mainly due to the online lending channel’s efforts to expand the Company’s customer base in both domestic and foreign markets. Personnel expense increased $8.3 million, primarily due to the addition of new personnel to support the e-commerce segment’s growth.

Administration Expense. Administration expense for the retail services segment decreased $0.6 million, or 1.2%, to $52.1 million during 2010 compared to 2009. The decrease was primarily due to a lower amount of overhead expense allocated to the retail services segment in 2010 as compared to 2009, partially offset by increases in personnel expenses related to normal personnel additions and merit increases, and slightly higher travel, office and other miscellaneous administrative expenses.

Administration expense for the e-commerce segment increased $14.2 million, or 40.4%, to $49.4 million during 2010 compared to 2009. Personnel expenses increased $12.2 million, primarily due to a $2.0 million increase in salary expenses related to normal personnel additions and merit increases, and an $8.6 million increase in short-term and long-term incentive expense related to the significant increase in segment earnings.

Depreciation and Amortization. Depreciation and amortization expense at the retail services segment increased $1.1 million, or 3.1%, to $35.4 million during 2010 compared to 2009, mainly due the addition of 84 locations, excluding locations closed or combined in 2010, (net locations added in 2010 was 37 retail services locations), computer equipment deployed in advance of the Company’s new proprietary point-of-sale system, and normal facility upgrades and remodels.

Depreciation and amortization expenses at the e-commerce segment increased $1.3 million, or 17.3%, to $8.6 million, primarily related to systems development in support of new products, as well as normal system upgrades.

Interest Expense. Interest expense increased $1.5 million, or 7.4%, to $22.3 million in 2010, compared to $20.8 million in 2009. The increase was due in part to an increase of 0.8% in the Company’s effective blended borrowing cost. The Company’s effective blended borrowing cost was 4.9% in 2010, up from 4.1% in 2009, mainly due to the Company’s offering of the 2009 Convertible Notes during the second quarter of 2009 and the Company’s offering of Senior Unsecured notes due 2017 during the first quarter of 2010, as relatively lower cost floating rate debt was replaced by higher cost fixed rate debt. During 2010, the average amount of debt outstanding decreased $15.7 million, to $419.4 million from $435.1 million during 2009. In the fourth quarter of 2010, the Company completed the acquisition of Maxit, which was primarily funded by borrowings under the Company’s line of credit of approximately $59.6 million, but did not significantly raise the average amount of debt outstanding for the year. The Company incurred non-cash interest expense of $3.3 million in 2010 compared to $2.0 million in 2009, from the 2009 Convertible Notes and debt issuance costs. See “Item 8. Financial Statements and Supplementary Data—Note 11” for further discussion of the 2009 Convertible Notes.

Income Taxes. The Company’s effective tax rate was 37.5% for 2010 compared to 36.7% for 2009. The Company’s 2009 effective tax rate benefited from lower foreign statutory tax rates on its foreign earnings. The increase in the Company’s effective tax rate for 2010 was attributable to the decrease in earnings from foreign operations subject to lower foreign statutory tax rates, as well as increased taxes incurred at a third-party entity, Huminal, S.A. de C.V., a Mexican sociedad anónima de capital variable (“Huminal”), that compensates and maintains the labor force of Prenda Fácil. The Company has no ownership interest in Huminal. Therefore, 100% of the net income or loss related to Huminal is allocated to net income attributable to noncontrolling interests.

LIQUIDITY AND CAPITAL RESOURCES

The Company manages its liquidity and capital positions to satisfy three primary objectives. First, near-term liquidity is managed to ensure that adequate resources are available to fund the Company’s seasonal working capital growth, which is driven by demand for the Company’s loan products. Second, longer-term refinancing strategies are used to manage the Company’s debt refinancing risk, and third, long-term capital strategies are used to provide the capital necessary to fund the Company’s long-term strategic growth objectives. Near-term liquidity is provided through operating cash flows and the utilization of borrowings under the Company’s long-term unsecured bank line of credit. Longer-term refinancing risk is managed by staggering the Company’s debt maturities and issuing new long-term debt securities from time to time as market conditions permit. Long-term capital needs are managed by assessing the growth capital needs of the Company over time and balancing those needs against the internal and external capital resources available.

The Company historically has generated significant cash flow through normal operating activities for funding both long-term and short-term needs. As a result, operating cash flow is expected to meet the needs of near-term operating objectives without reliance on short-term credit instruments such as warehouse lines of credit, asset backed securities or commercial paper. To the extent the Company determines that strategic transactions, such as large scale acquisitions, are necessary or desirable management will consider additional sources of long-term funding. Historically, funding for long-term strategic transactions has been supplemented by the Company’s long-term unsecured bank line of credit or other long-term security issuances.

The significant growth in earnings and the entry into a new $380.0 million line of credit agreement contributed to improving the Company’s long-term liquidity position during 2011. Additionally, the Company filed an automatic shelf registration statement on Form S-3 on August 14, 2009 that could provide the Company with additional financing flexibility. Management will continue to closely monitor the Company’s liquidity needs and review alternatives for additional capital as needed.

On November 15, 2011, Enova, a wholly-owned subsidiary of the Company that comprises the Company’s e-commerce segment, filed a registration statement on Form S-1with the Securities and Exchange Commission in connection with a proposed IPO of its common stock. At the date of this report, the registration statement is not effective. Upon completion of the proposed IPO, the Company intends to use the proceeds it receives in the offering and from the repayment of Enova’s intercompany indebtedness to the Company, which was $410.8 million as of December 31, 2011, net of applicable taxes, to repay a portion of the amounts outstanding under its domestic line of credit and for other general corporate purposes, which may include, among other potential uses, funding its strategy of expanding its storefront business and products in the United States and Latin America and possibly repurchases of the Company’s common stock. See “Item 8. Financial Statements and Supplementary Data—Note 22.”

As of December 31, 2011, 2010 and 2009, the Company was in compliance with all financial ratios, covenants and other requirements set forth in its debt agreements. A significant decline in demand for the Company’s products and services or other unexpected changes in financial condition may result in a violation of the Company’s debt agreements that could result in an acceleration of the Company’s debt, increase the Company’s borrowing costs, and possibly adversely affect the Company’s ability to renew its existing credit facilities or obtain new credit on favorable terms in the future. The Company does not anticipate a significant decline in demand for its services and has historically been successful in maintaining compliance with, and renewing, its debt agreements. To the extent the Company experiences short-term or long-term funding disruptions, the Company has the ability to address these risks through a variety of adjustments related to the current assets of the business, which predominately have short durations. Such actions could include the immediate liquidation of jewelry inventory, which is comprised primarily of gold items that would be refined into pure gold and sold on the open market and adjustments to short-term lending to consumers that would reduce cash outflow requirements while increasing cash inflows through repayments of consumer loans, many of which are secured by gold jewelry. Additional alternatives may include the sale of assets, reductions in capital spending and changes to its current assets and/or the issuance of debt or equity securities, all of which could be expected to generate additional liquidity.

Cash Flows

The Company’s cash flows and other key indicators of liquidity are summarized as follows (dollars in thousands):

	Year Ended December 31,
	2011		2010		2009
Cash flows provided by operating activities	$448,856		$351,306		$263,560

Cash flows used in investing activities
Pawn loans	$(50,771)		$(4,393)		$545
Consumer loans	(297,029)		(217,022)		(153,481)
Acquisitions	(49,539)		(82,263)		(43,615)
Property and equipment additions	(75,049)		(59,697)		(44,101)
Investment in equity securities	(5,000)		(5,652)		-
Other investing	(515)		822		1,031
Total cash flows used in investing activities	$(477,903)		$(368,205)		$(239,621)

Cash flows provided by (used in) financing activities	$51,643		$10,222		$(12,765)
Working capital	$644,891		$491,298		$414,450
Current ratio	4.8	X	4.8	X	4.1	X
Merchandise turnover	3.0	X	3.0	X	2.9	X
Debt to adjusted EBITDA ratio (a)	1.8	X	1.8	X	2.0	X

(a)	Non-GAAP measure. See “Adjusted EBITDA” section above for a reconciliation of adjusted EBITDA to net income attributable to the Company.

Cash flows from operating activities. Net cash provided by operating activities increased $97.6 million, or 27.8%, from $351.3 million for the year ended December 31, 2010 to $448.9 million for the year ended December 31, 2011. A significant component of the increase in net cash provided by operating activities was a $19.9 million increase in net income during 2011. An additional $43.3 million of net cash provided by operating activities during 2011 was generated by an increase in the consumer loan loss provision, a non-cash expense, primarily as a result of increased loan volume in the e-commerce segment. An increase in consumer loan volume causes an increase in the loan balance, which immediately requires an increase in the balance sheet reserve for potential loan losses, that generates consumer loan loss provision, a non-cash expense, during the period. The related cash expense for uncollectible loans is captured as the difference in consumer loans made or purchased and consumer loans repaid for those loans that are uncollectible. These amounts are reflected in cash flows from investing activities. Increases in current income taxes payable and deferred income taxes provided cash of $34.4 million in 2011 compared to 2010. The increase was primarily due to the implementation in 2011 of a change in the timing of tax deductions related to internally developed software as well as the impact of the increased bonus depreciation rules in effect for all of 2011.

Net cash provided by operating activities increased $87.7 million, or 33.3%, from $263.6 million for the year ended December 31, 2009 to $351.3 million for the year ended December 31, 2010. A significant component of the increase in net cash provided by operating activities was a $17.3 million increase in net income during 2010. An additional $51.6 million of net cash provided by operating activities during 2010 was generated by an increase in the consumer loan loss provision, a non-cash expense, primarily as a result of increased loan volume in the e-commerce segment. Changes in merchandise held for disposition also provided cash of $16.0 million, due to lower purchases of merchandise from customers and third party vendors in 2010 compared to 2009. Changes in prepaid expense and other assets increased cash from operations by $18.4 million, primarily due to decreases in receivables related to the participation interests acquired from a third-party lender through the MLOC channel. These increases were partially offset by a decrease in current income taxes payable of $17.5 million as a result of the timing of domestic federal income tax payments that are based upon annualized activity through the end of the third quarter, which may differ from the full year tax provision settled in the succeeding fiscal year.

Management believes cash flows from operations and available cash balances and borrowings will be sufficient to fund the Company’s operating liquidity needs.

Cash flows from investing activities. Net cash used in investing activities increased $109.7 million, or 29.8%, from $368.2 million for the year ended December 31, 2010 to $477.9 million for the year ended December 31, 2011. The combination of consumer loans made or purchased net of consumer loans repaid increased the Company’s use of cash by $80.0 million when compared to 2010, due to increases in consumer loans made or purchased in the foreign markets of the Company’s e-commerce segment, which more than offset lower consumer loans made or purchased in domestic markets, and a decrease in loans repaid in the Company’s e-commerce segment. Cash used in pawn lending activities increased $46.4 million due to growth in the Company’s domestic pawn portfolio.

Net cash used in investing activities increased $128.6 million, or 53.7%, from $239.6 million for the year ended December 31, 2009 to $368.2 million for the year ended December 31, 2010. The combination of consumer loans made or purchased and consumer loans repaid increased the Company’s use of cash by $63.5 million when compared to 2009, mainly due to increased consumer loans made or purchased primarily related to growth in the Company’s e-commerce segment. Cash used in pawn lending activities increased $4.9 million.

During 2011, cash used for acquisition activities decreased by $32.7 million, or 39.8%, to $49.5 million in 2011 due to the lower aggregate prices for acquisition made in 2011 compared to 2010. During 2010, cash used for acquisition activities was $38.6 million more than 2009. Details of the acquisitions that occurred in 2011, 2010 and 2009 are explained below.

During 2011, the Company made the Pawn Partners acquisition. See “Recent Developments—Business Developments.” As of December 31, 2011, the Company had paid aggregate consideration of $49.3 million with additional consideration of $4.3 million to be paid following the receipt of applicable licensing and regulatory approvals. In addition, the Company incurred acquisition costs of $0.1 million related to the acquisition, which are reflected in “Operations expenses” in the consolidated statements of income. The goodwill of $26.7 million arising from the acquisition consists largely of the synergies and economies of scale expected from combining the operations of the Company and Pawn Partners. The activities and goodwill related to the Pawn Partners acquisition are included in the results of the Company’s retail services segment. See “Item 8. Financial Statements and Supplementary Data—Note 3.”

Also, during 2011, in addition to the Pawn Partners acquisition, the Company acquired one domestic retail services location, which primarily operates as a pawn lending business, for approximately $0.3 million, compared to five such locations acquired in 2010 for approximately $2.9 million.

During 2010, the Company used approximately $61.1 million for the acquisition of retail services locations, primarily due to the Maxit acquisition. Per the terms of the Asset Purchase Agreement, the acquisition consideration consisted of a cash payment of approximately $58.2 million, which was funded with borrowings under the Company’s line of credit, and 366,097 shares of the Company’s common stock, with a fair value of $10.9 million as of the closing date. In addition, the Company incurred acquisition costs of $1.5 million related to the acquisition, which are reflected in “Operations expenses” in the consolidated statements of income. Of the total consideration paid to Maxit, $26.2 million was accounted for as goodwill. See “Item 8. Financial Statements and Supplementary Data—Note 3.”

The Company made supplemental payments of approximately $21.2 million in 2010, and approximately $2.7 million in 2009, in connection with the acquisition of substantially all the assets of Primary Business Services, Inc., Primary Finance, Inc., Primary Processing, Inc. and Primary Members Insurance Services, Inc. (collectively, “PBSI”) on July 23, 2008. The measurement dates for the supplemental payments are each December 31 and June 30 through June 30, 2012, with each payment, if any, due approximately 45 days after the measurement date. No additional supplemental payment was accrued for the December 31, 2011 measurement date based on the amounts previously paid in connection with the initial purchase price and the previous supplemental payments. The total of all payments to the sellers cannot exceed $50.0 million pursuant to the terms of the asset purchase agreement. All supplemental payments were accounted for as goodwill. Through December 31, 2011, the Company has made supplemental payments totaling $23.9 million. See “Item 8. Financial Statements and Supplementary Data—Note 3.” In addition to the supplemental payments described above, during 2009, the Company also made supplemental payments of approximately $39.7 million, in connection with the acquisitions related to the e-commerce segment.

During 2011, expenditures for property and equipment used $75.0 million of cash, compared to $59.7 million in 2010. The $15.3 million additional use of cash primarily related to increased expenditures at the Company’s retail services locations, including the remodeling of existing locations, the relocation of other retail services locations and point-of-sale system enhancements in the Company’s domestic and foreign retail services locations. During 2010, expenditures for property and equipment used $15.6 million of additional cash compared to 2009 cash primarily related to increased expenditures at the Company’s retail services locations, including the remodeling of existing locations, the relocation of other retail services locations and point of sale system enhancements in the Company’s domestic and foreign retail services locations.

Management anticipates that expenditures for property and equipment for 2012 will be between $60.0 million and $70.0 million, primarily for the remodeling of selected operating units and for the establishment of approximately 35 to 40 new retail services locations.

Cash flows from financing activities. Net cash provided by financing activities increased $41.4 million, or 405.2%, from $10.2 million for the year ended December 31, 2010 to $51.6 million for the year ended December 31, 2011. During 2011, the Company’s borrowings, net of repayments and debt issuance costs, were $50.2 million greater than in 2010. Net cash provided by financing activities in 2011 included proceeds of $50.0 million for long-term debt issued by the Company in March 2011 (as more fully described below) and $65.8 million of net proceeds drawn under its line of credit. The Company made debt payments of $38.1 million during 2011 based on the terms of certain note obligations. In addition, the Company used $6.0 million more in 2011 for the repurchase of shares of Company common stock through open market transactions, pursuant to a 2011 authorization by the Board of Directors of the Company, and through the repurchase of shares of common stock for tax payments related to stock based compensation.

On March 30, 2011, the Company entered into a new credit agreement for up to $330.0 million of credit with a group of commercial banks (the “Original Credit Agreement”). On November 29, 2011, the Company amended the Credit Agreement, to increase the amount available by $100.0 million, to $430.0 million (the “Credit Agreement”). The Credit Agreement consists of a $380.0 million line of credit, which includes the ability to borrow up to $50.0 million in specified foreign currencies or U.S. dollars and matures on March 31, 2015, and a $50.0 million term loan facility. The line of credit commitment amount will decrease by $100.0 million, to $280.0 million, on the earlier of May 29, 2013 or the second business day following the closing of the initial public offering of common stock of Enova if it generates at least $350.0 million in net proceeds. Beginning on March 31, 2012, the 2015 Variable Rate Notes require quarterly installment payments of $2.1 million, with any outstanding principal remaining due at maturity on March 31, 2015. See “Item 8. Financial Statements and Supplementary Data—Note 11 and Note 22.”

In conjunction with the entry into the Credit Agreement, the Company repaid all outstanding revolving credit loans under its $300.0 million domestic line of credit due 2012 and its variable rate senior unsecured note due 2012 with proceeds of the Credit Agreement.

During 2010, net cash flows provided by financing activities increased $23.0 million, or 180.1%, from a use of $12.8 million for the year ended December 31, 2009 to a source of $10.2 million for the year ended December 31, 2010. During 2010, the Company’s net borrowings, net of debt issuance costs, were $24.8 million greater than in 2009. Net cash provided by financing activities in 2010 included proceeds of $25.0 million for long-term debt issued by the Company in January 2010 (as more fully described below) and $25.4 million drawn under its line of credit. Scheduled debt payments of $25.5 million were made during 2010 based on the terms of the note obligations. In addition, the Company used $3.7 million more in 2010 than in 2009 for the repurchase of shares of Company common stock through open market transactions, pursuant to a 2007 authorization by the Board of Directors of the Company, and through the repurchase of shares of common stock for tax payments related to stock-based compensation.

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

The Company had outstanding letters of credit of $19.1 million at December 31, 2011. Management believes that the borrowings available ($99.2 million at December 31, 2011) under the credit facilities, cash generated from operations and current working capital of $644.9 million is sufficient to meet the Company’s anticipated capital requirements for its businesses.

Contractual Obligations and Commitments

The following table summarizes the Company’s contractual obligations at December 31, 2011, and the effect such obligations are expected to have on its liquidity and cash flow in future periods (dollars in thousands):

	2012	2013	2014	2015	2016	Thereafter	Total

Bank line of credit (a)	$-	$839	$-	$280,000	$-	$-	$280,839
Other long-term debt (b)	34,273	22,606	22,606	39,273	14,273	123,421	256,452
Interest on other long-term debt (c)	12,263	10,647	6,765	2,748	1,816	10,241	44,480
Non-cancelable leases (d)	49,467	41,108	33,297	23,418	17,134	30,512	194,936

Total	$96,003	$75,200	$62,668	$345,439	$33,223	$164,174	$776,707

(a)

The amount shown in 2013 matures on the earlier of May 29, 2013 or the second business day following the closing of the initial public offering of common stock of Enova if it generates at least $350.0 million in net proceeds.

(b)

The 2009 Convertible Notes are net of a discount of $7.9 million. The 2009 Convertible Notes have a stated maturity date of May 15, 2029; however the Company expects to repay the $115.0 million balance owed in cash during 2014. If the balance is paid in 2014 as expected, the 2014 total contractual obligations of the Company would be $144,372, and the total contractual obligations for “Thereafter” would be $18,661. See “Item 8. Financial Statements and Supplementary Data—Note 11.”

(c)

Represents cash payments for interest and excludes interest obligations on all of the Company’s variable-rate debt. See “Item 8. Financial Statements and Supplementary Data—Note 11” for further discussion of the Company’s long-term debt.

(d)	Represents obligations due under long-term operating leases. See “Item 8. Financial Statements and Supplementary Data—Note 13” for further discussion of the Company’s operating lease obligations.

Share Repurchases

The Company has a share repurchase program that was approved by the Board of Directors of the Company on January 26, 2011 for the repurchase of up to 2.5 million shares of common stock of the Company to return equity capital in excess of its business needs to shareholders. These share repurchases both offset the issuance of new shares as part of employee compensation plans and reduce shares outstanding. The Company repurchases its common shares primarily by open market purchases. During the year ended December 31, 2011, the Company purchased 435,000 common shares on the open market at an average price of $45.00. Management anticipates that it will continue to periodically purchase shares under this authorization based on its assessment of market characteristics, the liquidity position of the Company and alternative prospects for the investment of capital to expand the business and pursue strategic objectives.

At December 31, 2011, there were approximately 2,065,000 shares remaining under authorizations to repurchase shares approved by the Company’s Board of Directors. Generally, the Company retains the shares upon repurchase in treasury, which are not considered outstanding for earnings per common share computation purposes. For additional information regarding the Company’s share repurchases during the year ended December 31, 2011, see “Item 5(c) — Issuer Purchases of Equity Securities” in Part II.

Off-Balance Sheet Arrangements

In certain markets, the Company arranges for consumers to obtain consumer loan products from one of several independent third-party lenders through its CSO programs. For consumer loan products originated by third-party lenders under the CSO programs, each lender is responsible for providing the criteria by which the consumer’s application is underwritten and, if approved, determining the amount of the consumer loan. The Company in turn is responsible for assessing whether or not the Company will guarantee such loans. When a consumer executes an agreement with the Company under the CSO programs, the Company agrees, for a fee payable to the Company by the consumer, to provide certain services to the consumer, one of which is to guarantee the consumer’s obligation to repay the loan received by the consumer from the third-party lender if the consumer fails to do so. The guarantee represents an obligation to purchase specific loans if they go into default, which generally have terms of less than 90 days. As of December 31, 2011 and 2010, the outstanding amount of active consumer loans originated by third-party lenders under the CSO programs was $59.4 million and $52.6 million, respectively, which were guaranteed by the Company.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risks relating to the Company’s operations result primarily from changes in interest rates, gold prices and foreign currency exchange rates. The Company does not engage in speculative or leveraged transactions, nor does it hold or issue financial instruments for trading purposes.

Interest Rate Risk. Management’s objective is to minimize the cost of borrowing over the long term through an appropriate mix of fixed and floating rate debt. Derivative financial instruments, such as interest rate cap agreements, may be used for the purpose of managing fluctuating interest rate exposures that exist from floating rate debt obligations that are expected to remain outstanding. As of December 31, 2011, the Company had one outstanding interest rate cap agreement with a notional amount of $15.0 million. This interest rate cap agreement was perfectly effective at December 31, 2011. The Company had variable rate borrowings outstanding of $330.8 million and $240.9 million at December 31, 2011 and 2010, respectively. If prevailing interest rates were to increase 100 basis points over the rates at December 31, 2011, and the variable rate borrowings outstanding remained constant, the Company’s interest expense would increase by $2.5 million, and net income attributable to the Company would decrease by $1.6 million for the year ended December 31, 2011. See “Item 8. Financial Statements and Supplementary Data—Note 11.”

Gold Price Risk. The Company periodically uses forward sale contracts with a major gold bullion bank to sell a portion of the expected amount of refined gold produced in the normal course of business from its liquidation of gold merchandise. A significant decrease in the price of gold would result in a reduction of proceeds from the disposition of refined gold to the extent that the aggregate amount sold exceeded the amount of contracted forward sales. In addition, a significant and sustained decline in the price of gold would negatively impact the value of some of the goods pledged as collateral by customers and other items which are now, or could be in the future, identified for liquidation as refined gold. In this instance, management believes some customers would be willing to add additional items of value to their pledge in order to obtain the desired loan amount. However, those customers unable or unwilling to provide additional collateral would receive lower loan amounts, possibly resulting in a lower balance of pawn loans outstanding for the Company.

Foreign Currency Exchange Risk. The Company periodically uses forward currency exchange contracts to minimize risk of foreign currency exchange rate fluctuations in the United Kingdom and Australia. The Company’s forward currency exchange contracts are non-designated derivatives. Any gain or loss resulting from these forward contracts is recorded as income or loss and is included in “Foreign currency transaction gain (loss)” in the Company’s consolidated statement of income. The following table sets forth, by each foreign currency hedged, the notional amounts of forward currency exchange contracts as of December 31, 2011, the total gains or losses recorded in 2011, and sensitivity analysis of hypothetical 10% declines in the exchange rates of the currencies (US Dollars in thousands).

	Notional amount of outstanding contracts as of December 31, 2011	Gain/(loss) recorded in 2011(a)	Sensitivity Analysis (b)
British pound	$77,364	$2,035	$$5,010
Mexican peso	-	1,303	-
Australian dollar	3,011	(179)	198
Total	$80,375	$3,159	$$5,208

(a)	The gains (losses) on these derivatives substantially offset the (losses) gains on the hedged portion of foreign intercompany balances.
(b)	Represents the decrease to net income attributable to the Company due to a hypothetical 10% strengthening of the foreign currency against the U.S. dollar.

As of September 30, 2011, the Company designated the intercompany balance related to its Mexico operations as long-term and no longer maintains forward currency exchange contracts to minimize the risk of foreign currency exchange rate fluctuations in Mexico. Gains and losses related to the translation of the intercompany balance beginning on September 30, 2011 were recognized in “Accumulated other comprehensive income (loss)”. The Company is also subject to currency exchange rate fluctuations in Canada. The Company does not currently manage its exposure to risk from foreign currency exchange rate fluctuations through the use of foreign exchange forward contracts in Canada. As the Company’s Canadian operations continue to grow, management will continue to evaluate and implement foreign exchange rate risk management strategies. See “Item 8. Financial Statements and Supplementary Data—Note 16.”

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Cash America International, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, equity, comprehensive income, and cash flows present fairly, in all material respects, the financial position of Cash America International, Inc. and its subsidiaries (the “Company”) at December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the Report of Management on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Fort Worth, Texas

February 27, 2012

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share data)

	December 31,
	2011	2010
Assets
Current assets:
Cash and cash equivalents	$62,542	$38,324
Pawn loans	253,519	218,408
Consumer loans, net	222,778	139,377
Merchandise held for disposition, net	151,274	124,399
Pawn loan fees and service charges receivable	48,003	41,216
Prepaid expenses and other assets	41,911	32,490
Deferred tax assets	35,065	28,016
Total current assets	815,092	622,230
Property and equipment, net	246,429	222,320
Goodwill	562,721	543,324
Intangible assets, net	34,771	31,188
Other assets	15,236	8,124
Total assets	$1,674,249	$1,427,186

Liabilities and Equity
Current liabilities:
Accounts payable and accrued expenses	$113,113	$96,465
Customer deposits	9,935	9,146
Income taxes currently payable	12,880	888
Current portion of long-term debt	34,273	24,433
Total current liabilities	170,201	130,932
Deferred tax liabilities	89,712	56,792
Noncurrent income tax payable	2,315	2,408
Other liabilities	1,413	2,052
Long-term debt	503,018	432,271
Total liabilities	$766,659	$624,455

Equity:
Cash America International, Inc. equity:
Common stock, $0.10 par value per share, 80,000,000 shares authorized, 30,235,164 shares issued	3,024	3,024
Additional paid-in capital	167,683	165,658
Retained earnings	776,060	644,208
Accumulated other comprehensive (loss) income	(6,896)	4,797
Treasury shares, at cost (1,011,356 shares and 685,315 shares at December 31, 2011 and 2010, respectively)	(37,419)	(21,283)
Total Cash America International, Inc. shareholders’ equity	902,452	796,404
Noncontrolling interest	5,138	6,327
Total equity	907,590	802,731
Total liabilities and equity	$1,674,249	$1,427,186

See notes to consolidated financial statements.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(dollars in thousands, except per share data)

	Year Ended December 31,
	2011	2010	2009
Revenue
Pawn loan fees and service charges	$291,891	$253,314	$231,178
Proceeds from disposition of merchandise	636,728	534,878	502,736
Consumer loan fees	598,646	490,952	371,856
Other	13,337	14,195	14,620
Total Revenue	1,540,602	1,293,339	1,120,390
Cost of Revenue
Disposed merchandise	405,155	338,756	324,277
Consumer loan loss provision	225,688	182,394	130,816
Total Cost of Revenue	630,843	521,150	455,093
Net Revenue	909,759	772,189	665,297
Expenses
Operations	486,234	419,616	360,127
Administration	125,034	101,518	87,929
Depreciation and amortization	54,149	43,923	41,589
Total Expenses	665,417	565,057	489,645
Income from Operations	244,342	207,132	175,652
Interest expense	(25,528)	(22,345)	(20,807)
Interest income	81	325	29
Foreign currency transaction loss	(1,265)	(463)	(158)
Equity in loss of unconsolidated subsidiary	(104)	(136)	-
Income before Income Taxes	217,526	184,513	154,716
Provision for income taxes	82,360	69,269	56,780
Net Income	135,166	115,244	97,936
Net loss (income) attributable to the noncontrolling interest	797	294	(1,258)
Net Income Attributable to Cash America International, Inc.	$135,963	$115,538	$96,678
Earnings Per Share:
Net Income attributable to Cash America International, Inc. common shareholders:
Basic	$4.59	$3.90	$3.26
Diluted	$4.25	$3.67	$3.17
Weighted average common shares outstanding:
Basic	29,602	29,640	29,639
Diluted	31,991	31,521	30,503
Dividends declared per common share	$0.14	$0.14	$0.14

See notes to consolidated financial statements.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

(dollars in thousands, except per share data)

	Common Stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Treasury shares, at cost		Total share- holders’ equity	Non- controlling interest	Total Equity
	Shares	Amount				Shares	Amount
Balance at January 1, 2009	30,235,164	$3,024	$160,007	$440,252	$(3,964)	(818,772)	$(24,278)	$575,041	$4,694	$579,735
Shares issued under stock-based plans			(6,668)			280,250	8,247	1,579		1,579
Stock-based compensation expense			3,210					3,210		3,210
Income tax benefit from stock-based compensation			786					786		786
Issuance of convertible debt			9,426					9,426		9,426
Net income attributable to Cash America International, Inc.				96,678				96,678		96,678
Dividends paid				(4,125)				(4,125)		(4,125)
Unrealized derivatives gain, net of tax					54			54		54
Foreign currency translation gain, net of tax					5,091			5,091	312	5,403
Purchases of treasury shares						(394,560)	(10,805)	(10,805)		(10,805)
Income from noncontrolling interests								-	1,258	1,258
Balance at December 31, 2009	30,235,164	3,024	166,761	532,805	1,181	(933,082)	(26,836)	676,935	6,264	683,199
Reissuance of treasury shares			(699)			366,097	11,553	10,854		10,854
Shares issued under stock-based plans			(6,469)			289,921	8,482	2,013		2,013
Stock-based compensation expense			3,815					3,815		3,815
Income tax benefit from stock based compensation			2,250					2,250		2,250
Net income attributable to Cash America International, Inc.				115,538				115,538		115,538
Dividends paid				(4,135)				(4,135)		(4,135)
Unrealized derivatives loss, net of tax					(97)			(97)		(97)
Foreign currency translation gain, net of tax					5,015			5,015	357	5,372
Marketable securities unrealized loss, net of tax					(1,302)			(1,302)		(1,302)
Purchases of treasury shares						(408,251)	(14,482)	(14,482)		(14,482)
Loss attributable to noncontrolling interests								-	(294)	(294)
Balance at December 31, 2010	30,235,164	3,024	165,658	644,208	4,797	(685,315)	(21,283)	796,404	6,327	802,731
Shares issued under stock-based plans			(3,949)			131,382	4,352	403		403
Stock-based compensation expense			4,934					4,934		4,934
Income tax benefit from stock-based compensation			1,040					1,040		1,040
Net income attributable to Cash America International, Inc.				135,963				135,963		135,963
Dividends paid				(4,111)				(4,111)		(4,111)
Unrealized derivatives gain, net of tax					98			98		98
Foreign currency translation loss, net of tax					(12,287)			(12,287)	(392)	(12,679)
Marketable securities unrealized gain, net of tax					496			496		496
Purchases of treasury shares						(457,423)	(20,488)	(20,488)		(20,488)
Loss attributable to noncontrolling interests								-	(797)	(797)
Balance at December 31, 2011	30,235,164	$3,024	$167,683	$776,060	$(6,896)	(1,011,356)	$(37,419)	$902,452	$5,138	$907,590

See notes to consolidated financial statements.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(dollars in thousands)

	Year Ended December 31,
	2011	2010	2009

Net income	$135,166	$115,244	$97,936
Other comprehensive (loss) gain, net of tax:
Unrealized derivatives gain (loss)(a)	98	(97)	54
Foreign currency translation (loss) gain (b)	(12,679)	5,372	5,403
Marketable securities unrealized gain (loss)(c)	496	(1,302)	—
Total other comprehensive (loss) gain, net of tax	(12,085)	3,973	5,457
Comprehensive income	$123,081	$119,217	$103,393
Net loss (income) attributable to the noncontrolling interest	797	294	(1,258)
Foreign currency translation loss (gain) attributable to the noncontrolling interest	392	(357)	(312)
Comprehensive loss (income) attributable to the noncontrolling interest	1,189	(63)	(1,570)
Comprehensive Income attributable to Cash America International, Inc.	$124,270	$119,154	$101,823

(a)	Net of tax benefit (provision) of $(53), $52, and $(30) for the years ended December 31, 2011, 2010 and 2009.
(b)	Net of tax benefit (provision) of $626, $219 and $(168) for the years ended December 31, 2011, 2010 and 2009.
(c)	Net of tax benefit (provision) of $(266) and $700 for the years ended December 31, 2011 and 2010.

See notes to consolidated financial statements.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

		Year Ended December 31,
		2011		2010		2009
Cash Flows from Operating Activities
Net Income	$	135,166	$	115,244	$	97,936
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization		54,149		43,923		41,589
Amortization of debt discount and issuance costs		3,566		3,340		1,956
Consumer loan loss provision		225,688		182,394		130,816
Stock-based compensation		4,934		3,815		3,210
Deferred income taxes, net		25,563		8,842		11,105
Excess income tax benefit from stock-based compensation		(1,040)		(2,250)		(786)
Other		2,884		718		1,191
Changes in operating assets and liabilities, net of assets acquired
Merchandise held for disposition		(7,238)		(6,914)		(22,883)
Pawn loan fees and service charges receivable		(5,707)		(2,120)		(3,329)
Finance and service charges on consumer loans		(9,426)		(3,590)		(1,465)
Prepaid expenses and other assets		(2,723)		1,337		(17,054)
Accounts payable and accrued expenses		9,916		11,569		10,340
Current income taxes		12,310		(5,415)		12,124
Other operating assets and liabilities		814		413		(1,190)
Net cash provided by operating activities		448,856		351,306		263,560
Cash Flows from Investing Activities
Pawn loans made		(779,668)		(644,683)		(622,697)
Pawn loans repaid		453,350		391,440		360,670
Principal recovered through dispositions of forfeited pawn loans		275,547		248,850		262,572
Consumer loans made or purchased		(1,621,836)		(1,591,467)		(1,297,042)
Consumer loans repaid		1,324,807		1,374,445		1,143,561
Acquisitions, net of cash acquired		(49,539)		(82,263)		(43,615)
Purchases of property and equipment		(75,049)		(59,697)		(44,101)
Investment in equity securities		(5,000)		(5,652)		-
Other investing activities		(515)		822		1,031
Net cash used in investing activities		(477,903)		(368,205)		(239,621)
Cash Flows from Financing Activities
Net borrowings (repayments) under bank lines of credit		65,814		25,362		(92,663)
Issuance of long-term debt		50,000		25,000		115,000
Net proceeds from re-issuance of treasury shares		403		2,013		1,578
Loan costs paid		(2,902)		(293)		(3,920)
Payments on notes payable and other obligations		(38,113)		(25,493)		(18,616)
Excess income tax benefit from stock-based compensation		1,040		2,250		786
Treasury shares purchased		(20,488)		(14,482)		(10,805)
Dividends paid		(4,111)		(4,135)		(4,125)
Net cash provided by (used in) financing activities		51,643		10,222		(12,765)
Effect of exchange rates on cash		1,622		(1,003)		4,825
Net increase (decrease) in cash and cash equivalents		24,218		(7,680)		15,999
Cash and cash equivalents at beginning of year		38,324		46,004		30,005
Cash and cash equivalents at end of period	$	62,542	$	38,324	$	46,004

See notes to consolidated financial statements.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Nature of the Company

Cash America International, Inc. and its subsidiaries (collectively, the “Company”) provides specialty financial services to individuals through retail services locations and through electronic distribution platforms known as e-commerce activities.

The Company offers secured non-recourse loans, commonly referred to as pawn loans. Pawn loans are short-term loans (generally 30 to 90 days) made on the pledge of tangible personal property. Pawn loan fees and service charges revenue is generated from the Company’s pawn loan portfolio. A related activity of the pawn lending operations is the disposition of collateral from unredeemed pawn loans and the liquidation of a smaller volume of merchandise purchased directly from third parties or from customers.

The Company also offers unsecured consumer loans. The Company’s consumer loan portfolio includes: short-term loans, which include single payment loans (that are commonly referred to as payday loans) and line of credit products; longer-term multi-payment installment loans; and credit services and participation interests in receivables acquired from a third-party lender through the micro line of credit (or “MLOC”) channel. Consumer loans provide customers with cash, typically in exchange for a promissory note or other repayment agreement supported, in most cases, by the customer’s personal check or authorization to debit the customer’s bank account via an electronic transaction for the aggregate amount of the payment due. Through the credit services organization programs (the “CSO programs”), the Company provides a third-party lender’s consumer loan product in some markets by acting as a credit services organization or credit access business on behalf of consumers in accordance with applicable state laws. Services offered under the CSO programs include credit related services such as arranging loans with independent third-party lenders and assisting in the preparation of loan applications and loan documents. Under the CSO programs, the Company also guarantees consumer loan payment obligations to the third-party lender in the event that the consumer defaults on the loan. A customer who obtains a loan through the CSO programs pays the Company a fee for these credit services (“CSO fees”). Although consumer loan transactions may take the form of loans or a line of credit, deferred check deposit transactions, credit services transactions, or the processing of, and the participation in, MLOC receivables originated by a third-party lender, the transactions are referred to throughout this discussion as “consumer loans.”

In addition, the Company provides check cashing and related financial services through many of its retail services locations and through its franchised and Company-owned check cashing centers. The Company offers consumer loans exclusively over the Internet under the name “CashNetUSA” in the United States, under the names “QuickQuid” and “Pounds to Pocket” in the United Kingdom and under the name “DollarsDirect” in Australia and Canada.

On September 15, 2011, Enova International, Inc. (“Enova”), a wholly-owned subsidiary of the Company that comprises the Company’s e-commerce segment, filed a registration statement on Form S-1 with the Securities and Exchange Commission in connection with a proposed initial public offering of its common stock. See Note 22 for further discussion of this transaction.

2.    Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include all of the accounts of the Company. All significant intercompany accounts and transactions have been eliminated in consolidation.

The presentation of the consolidated statements of income has been modified to include the consumer loan loss provision as a component of total cost of revenue, rather than as a component of total expenses. The information presented in the consolidated statements of income for the years ended December 31, 2010 and 2009 have been updated to conform to this presentation. These changes have no impact on consolidated results previously reported.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company has a contractual relationship with a third party entity, Huminal, S.A. de C.V., a Mexican sociedad anónima de capital variable (“Huminal”), to compensate and maintain the labor force of its Mexico pawn operations, of which the Company is a majority owner due to the December 16, 2008 acquisition by the Company of 80% of the outstanding stock of Creazione Estilo, S.A. de C.V., a Mexican sociedad anónima de capital variable (“Creazione”), operating under the name “Prenda Fácil” (referred to as “Prenda Fácil”). The Company has no ownership interest in Huminal; however, Prenda Fácil qualifies as the primary beneficiary of Huminal in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810, Consolidation (“ASC 810”). Therefore, the results and balances of Huminal are consolidated and allocated to net income attributable to noncontrolling interests. See Note 23.

Use of Estimates

The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the dates of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition on pawn loan fees and service charges, allowance for losses on consumer loans, goodwill, long-lived and intangible assets, income taxes, contingencies and litigation. Management bases its estimates on historical experience, empirical data and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates.

Foreign Currency Translations

The functional currencies for the Company’s subsidiaries that serve residents of the United Kingdom, Australia, Canada and Mexico are the British pound, the Australian dollar, the Canadian dollar and the Mexican peso, respectively. The assets and liabilities of these subsidiaries are translated into U.S. dollars at the exchange rates in effect at each balance sheet date, and the resulting adjustments are recorded in “Accumulated other comprehensive income (loss)” as a separate component of equity. Revenue and expenses are translated at the monthly average exchange rates occurring during each period. As of September 30, 2011, the Company designated the intercompany balance related to its Mexico operations as long-term; therefore, for the three month period ending December 31, 2011, gains and losses related to the translation of this balance are recognized in “Accumulated other comprehensive income (loss)” in the accompanying consolidated statements of equity.

Cash and Cash Equivalents

The Company considers cash on hand in operating locations, deposits in banks and short-term marketable securities with original maturities of 90 days or less as cash and cash equivalents.

Revenue Recognition

Pawn Lending – Pawn loans are short-term loans made on the pledge of tangible personal property. Pawn loan fees and service charges revenue are accrued ratably over the term of the loan for the portion of those pawn loans deemed collectible. The typical loan term is generally 30 to 90 days plus, in many cases, an additional grace period (typically 10 to 60 days). A pawn loan is considered nonperforming if the customer does not repay or, where allowed by law, renew or extend the loan at its contractual maturity plus any applicable grace period. Pawn loan fees and service charges do not accrue on nonperforming loans. Pawn loans written during each calendar month are aggregated and tracked for performance. The gathering of this empirical data allows the Company to analyze the characteristics of its outstanding pawn loan portfolio and assess the collectability of the principal balance in addition to pawn loan fees and service charges.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

With respect to the Company’s domestic pawn operations, for pawn loans that are not redeemed, the carrying value of the underlying collateral is stated at the lower of cost or market. Collateral underlying unredeemed pawn loans is reflected in “Merchandise held for disposition” in the Company’s consolidated balance sheets. Upon sale of the merchandise, the Company realizes gross profit, which is the difference between the amount loaned, which is cost of sales, and the amount of proceeds from the sale. The cost of disposed merchandise is computed on the specific identification basis. Interim customer payments for layaway sales are recorded as customer deposits and subsequently recognized as revenue during the period in which the final payment is received.

With respect to the Company’s foreign pawn operations, pledged collateral for nonperforming pawn loans is not owned by the Company and is held in “Prepaid expenses and other assets” until sold. Revenue that is recognized at the time the collateral is sold is reflected in “Pawn loan fees and service charges” in the Company’s consolidated statements of income. If the proceeds exceed the outstanding loan balance, the Company recognizes as revenue accrued pawn loan fees and service charges, which includes other fees and expenses incurred in relation to the non-payment and sale of the loan collateral on behalf of the customer at the time of the sale. If the proceeds from the disposition of the collateral are less than the outstanding loan balance, a loss is recorded for the difference at the time the collateral is sold, which reduces the amount of pawn loan fees and service charges revenue from performing loans in the current period. In the event the amount of proceeds exceeds the accrued service charges and all fees and expenses, the excess amount is recognized as revenue. If, within six months of the sale of the merchandise, the customer makes a claim to receive the excess proceeds, the Company refunds that amount to the customer and reduces revenue by the same amount.

Consumer Loans – Upon completion of a transaction with a customer, funds are provided to the customer in exchange for an obligation to repay the amount advanced plus fees and any applicable interest, which takes the form of a consumer loan, and can be a loan written by the Company or by a third party. The Company recognizes interest on consumer loans it writes and participation interests purchased from third parties on an effective yield basis ratably over the term of the loan. Unpaid and accrued interest and fees are added to the consumer loan balance. Fees generated through the Company’s CSO programs are deferred and amortized over the term of the consumer loan arranged by the Company and recorded as revenue. The Company classifies its consumer loan portfolio as either performing or nonperforming as described in Note 5. Consumer loan fees and interest do not accrue on nonperforming loans, and once a loan is considered nonperforming, the Company does not resume the accrual of interest on these loans. For nonperforming loans, all payments received are first applied against accrued but unpaid interest and fees and then against the principal balance of the loan.

Allowance for Losses on Consumer Loans

See Note 5 for a discussion of the Company’s allowance for losses on consumer loans.

Merchandise Held for Disposition and Cost of Disposed Merchandise

Merchandise held for disposition includes merchandise acquired from unredeemed loans, merchandise purchased from third parties or directly from customers. Merchandise held for disposition is stated at the lower of cost (cash amount loaned) or market. Cash received upon the sale of forfeited merchandise is classified as a recovery of principal on unredeemed loans under investing activities and any related profit or loss on disposed merchandise is included in operating activities in the period when the merchandise is sold. The Company provides an allowance for returns and valuation based on management’s evaluation of the characteristics of the merchandise and historical shrinkage rates. The allowance deducted from the carrying value of merchandise held for disposition amounted to $0.7 million at December 31, 2011 and 2010. The Company offers customers a 30-day satisfaction guarantee,

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

whereby the customer can return merchandise and receive a full refund, a replacement item of comparable value or store credit. Based on management’s analysis of historical refund trends, the Company provided a return allowance of $0.3 million at December 31, 2011 and 2010.

Property and Equipment

Property and equipment is recorded at cost. The cost of property retired or sold and the related accumulated depreciation are removed from the accounts, and any resulting gain or loss is recognized in the consolidated statements of income. Depreciation expense is generally provided on a straight-line basis, using the following estimated useful lives:

Buildings and building improvements(a)	7 to 40 years
Leasehold improvements(b)	2 to 10 years
Furniture, fixtures and equipment	3 to 7 years
Computer hardware and software	2 to 10 years

(a)	Structural components are depreciated over 30 to 40 years, and the remaining building systems and features are depreciated over 7 to 20 years.
(b)	Leasehold improvements are depreciated over the terms of the lease agreements with a maximum of 10 years.

Software Development Costs

The Company applies ASC 350-40, Internal Use Software (“ASC 350-40”), to its software purchase and development activities. Under ASC 350-40, eligible internal and external costs incurred for the development of computer applications, as well as for upgrades and enhancements that result in additional functionality of the applications, are capitalized. Internal and external training and maintenance costs are charged to expense as incurred. When a software application is placed in service, the Company begins amortizing the related capitalized software costs using the straight-line method based on its estimated useful life, which currently ranges from three to 10 years.

Goodwill and Other Indefinite Lived Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in each business combination. In accordance with ASC 350-20-35, Goodwill – Subsequent Measurement, the Company performs an impairment review of goodwill and intangible assets with an indefinite life at least annually as of June 30 and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company completed its June 2011 test and determined that there was no evidence of impairment of goodwill or other indefinite lived intangible assets. There were no events or circumstances between June 30, 2011 and December 31, 2011 that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

The Company’s impairment evaluation of goodwill is based on comparing the fair value of the Company’s reporting units to their carrying value. The fair value of the reporting units was determined based on the income approach and then compared to the results of the market approach for reasonableness. The income approach establishes fair value based on estimated future cash flows of each reporting unit, discounted by an estimated weighted-average cost of capital developed using the capital asset pricing model, which reflects the overall level of inherent risk of a reporting unit. The income approach uses the Company’s projections of financial performance for a five-year period and includes assumptions about future revenue growth rates, operating margins and terminal values, which vary among reporting units. The market approach establishes fair value by applying cash flow multiples to the reporting unit’s operating performance. The multiples are derived from other publicly traded companies that are similar but not identical from an operational and economic standpoint.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

All of the amounts of goodwill recorded in the Company’s acquisitions, except for the acquisition of Prenda Fácil, are expected to be deductible for tax purposes.

Long-Lived Assets Other Than Goodwill and Other Intangible Assets

An evaluation of the recoverability of property and equipment and intangible assets subject to amortization is performed whenever the facts and circumstances indicate that the carrying value may be impaired. An impairment loss is recognized if the future undiscounted cash flows associated with the asset and the estimated fair value of the asset are less than the asset’s corresponding carrying value. The amount of the impairment loss, if any, is the excess of the asset’s carrying value over its estimated fair value.

The Company amortizes finite-lived intangible assets with an estimable life on the basis of their expected periods of benefit, generally three to 10 years. The costs of start-up activities and organization costs are charged to expense as incurred.

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

The Company accounts for uncertainty in income taxes in accordance with ASC 740-10-25, Accounting for Uncertainty in Income Taxes (“ASC 740-10-25”). ASC 740-10-25 requires that a more-likely-than-not threshold be met before the benefit of a tax position may be recognized in the consolidated financial statements and prescribes how such benefit should be measured. It also provides guidance on recognition adjustment, classification, accrual of interest and penalties, accounting in interim periods, disclosure and transition. See Note 12.

It is the Company’s policy to classify interest and penalties on income tax liabilities as interest expense and administrative expense, respectively.

Hedging and Derivatives Activity

As a policy, the Company does not engage in speculative or leveraged transactions, nor does it hold or issue financial instruments for trading purposes. The Company does periodically use derivative financial instruments, such as interest rate cap agreements and foreign currency forward contracts. The Company uses interest rate cap agreements for the purpose of managing interest rate exposures that exist from ongoing business operations. During the year ended December 31, 2009, the Company entered into an interest rate cap agreement that has been determined to be a perfectly effective cash flow hedge, pursuant to ASC 815-20-25, Derivatives and Hedging – Recognition (“ASC 815-20-25”), at inception and on an ongoing basis. The fair value of this interest rate cap agreement is recognized in “Other assets” in the accompanying consolidated balance sheets and changes in fair value are recognized in “Accumulated other comprehensive income (loss)” in the accompanying consolidated statements of equity. The Company uses foreign currency forward contracts to minimize the effects of foreign currency risk in the United Kingdom, Australia and, through September 30, 2011, in Mexico. See Note 16. The Company may periodically enter into forward sale contracts with a major gold bullion bank to sell refined gold that is acquired in the normal course of business from the Company’s liquidation of forfeited gold merchandise. These contracts are not accounted for as derivatives because they meet the criteria for the normal purchases and normal sales scope exception in ASC 815-20-25.

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

Marketing Expenses

Marketing expense consists of online marketing costs such as sponsored search and advertising on social networking sites, and offline marketing costs such as television, radio and print advertising. In addition, marketing expense includes lead purchase costs paid to marketers in exchange for providing leads to potential customers interested in using the Company’s services. Online marketing and lead purchase costs are expensed as incurred. The production costs associated with offline marketing are expensed as incurred. Other offline marketing costs are expensed over the media campaign period. The Company also has an agreement with an independent third party pursuant to which it pays a portion of the revenue received from the customers referred to the Company by such third party. These expenses are included in “Operating expenses” on the consolidated statements of income.

Stock-Based Compensation

The Company accounts for its stock-based employee compensation plans in accordance with ASC 718-10-30, Compensation – Stock Compensation (“ASC 718-10-30”). In accordance with ASC 718-10-30, the Company recognizes compensation expense over the remaining vesting periods for stock-based awards. For performance-based stock awards, compensation expense is originally based on the number of shares that would vest if the Company achieved the level of performance that management estimates is the most probable outcome at the grant date. Throughout the requisite service period, management monitors the probability of achievement of the performance condition and adjusts stock-based compensation expense if necessary.

Equity Securities

The Company accounts for its marketable and non-marketable equity securities in accordance with ASC 323-10, Investments – Equity Method and Joint Ventures and ASC 325-20, Investments – Other – Cost Method Investments. The Company’s marketable securities are classified as available-for-sale and unrecognized gains and losses, net of tax, are recorded in “Accumulated other comprehensive income (loss)” in the consolidated statements of equity. The Company’s non-marketable equity securities are recorded on a cost basis. The Company evaluates marketable and non-marketable equity securities for impairment whenever the facts or circumstances indicate that the carrying value may be impaired. If an impairment of an equity security is determined to be other than temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period the other-than-temporary-impairment is identified. Marketable securities are held in “Prepaid expenses and other assets” and non-marketable equity securities are held in “Other assets” in the consolidated balance sheets.

Investments in Unconsolidated Subsidiaries

The Company records investments in unconsolidated companies initially at cost and subsequently adjusts them for equity in earnings and cash contributions and distributions. Earnings on unconsolidated investments are recorded under the equity method of accounting, in “Equity in loss (income) of unconsolidated subsidiary” in the consolidated statements of income. Investments in unconsolidated subsidiaries are held in “Other assets” in the consolidated balance sheets.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Net Income Per Share

Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding during the year. Diluted net income per share is calculated by giving effect to the potential dilution that could occur if securities or other contracts to issue common shares were exercised and converted into common shares during the year. Restricted stock units issued under the Company’s equity plans are included in diluted shares upon the granting of the awards even though the vesting of shares will occur over time. Performance-based awards are included in diluted shares based on the level of performance that management estimates is the most probable outcome at the grant date. Throughout the requisite service period, management monitors the probability of achievement of the performance condition and if material, adjusts the number of shares included in diluted shares accordingly.

The following table sets forth the reconciliation of numerators and denominators of basic and diluted earnings per share computations for the years ended December 31, 2011, 2010 and 2009 (dollars and shares in thousands, except per share amounts):

	For the year ended December 31,
	2011	2010	2009
Numerator:
Net income attributable to Cash America International, Inc.	$135,963	$115,538	$96,678
Denominator:
Total weighted average basic shares (a)	29,602	29,640	29,639
Shares applicable to stock-based compensation(b)	251	548	557
Convertible debt(c)	2,138	1,333	307
Total weighted average diluted shares (d)	31,991	31,521	30,503

Net income – basic	$4.59	$3.90	$3.26
Net income – diluted	$4.25	$3.67	$3.17

(a)

Includes vested restricted stock units of 231, 191 and 189, as well as shares in the Company’s non-qualified savings plan of 32, 33 and 33 for the years ended December 31, 2011, 2010 and 2009, respectively.

(b)

Includes shares related to outstanding option award agreements and shares related to unvested or deferred restricted stock unit awards. For the year ended December 31, 2011, there is an immaterial amount of unvested or deferred restricted stock units that are excluded from shares applicable to stock-based compensation because its impact would be anti-dilutive.

(c)

The shares issuable with respect to the Company’s 2009 Convertible Notes due 2029 have been calculated using the treasury stock method. The Company intends to settle the principal portion of the convertible debt in cash; therefore, only the shares related to the conversion spread have been included in weighted average diluted shares.

(d)	Except as described in footnote (b), there are no anti-dilutive shares.

Recently Adopted Accounting Pronouncements

In December 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-29, Disclosure of Supplementary Pro Forma Information for Business Combinations (“ASU 2010-29”). This standard update clarifies that, if a public entity presents comparative financial statements, Securities Exchange Commission registrants should disclose revenue and earnings of the combined entity as though the current period business combinations had occurred as of the beginning of the comparable prior annual reporting period only. The update also expands the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. ASU 2010-29 is effective prospectively for material (either on an individual or aggregate basis) business combinations entered into in fiscal years beginning on or after December 15, 2010, with early adoption permitted. The Company adopted ASU 2010-29 for the year ended December 31, 2011, and the adoption did not have a material effect on its financial position or results of operations.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Recently Issued Accounting Pronouncements

In September 2011, the FASB issued ASU No. 2011-08, Testing Goodwill for Impairment (“ASU 2011-08”). This update is intended to simplify goodwill impairment testing by adding an optional qualitative review step to assess whether the required quantitative impairment analysis that exists under generally accepted accounting principles (“GAAP”), is necessary. Under the amended rule, a company will not be required to calculate the fair value of a reporting unit that contains recorded goodwill unless it concludes, based on the qualitative assessment, that it is more likely than not (a likelihood of more than 50 percent) that the fair value of that reporting unit is less than its book value. If such a decline in fair value is deemed more likely than not to have occurred, then the quantitative goodwill impairment test that exists under current GAAP must be completed. If not, goodwill is deemed not impaired and no further testing is required until the next annual test date, unless conditions or events before that date raise concerns of potential impairment. The amended goodwill impairment guidance does not affect the manner in which a company estimates fair value. ASU 2011-08 is effective for the Company for interim and annual goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The Company does not anticipate that the adoption of ASU 2011-08 will have a material effect on its financial position or results of operations.

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”), which will enhance comparability between entities that report under GAAP and those that report under International Financial Reporting Standards (“IFRS”). ASU 2011-05 requires companies to present the components of net income and other comprehensive income either as one continuous statement or as two consecutive statements. It eliminates the option to present components of other comprehensive income as part of the statement of equity. ASU 2011-05 is effective for the Company’s interim and annual periods beginning after December 15, 2011 and must be applied retrospectively. Early adoption is permitted. In December 2011, the FASB issued ASU No. 2011 – 12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011 – 05 (“ASU 2011 – 12”). ASU 2011 – 12 effectively defers only those changes in ASU 2011-05 that relate to the presentation of reclassification adjustments out of accumulated other comprehensive income. The Company does not anticipate that the adoption of ASU 2011-05 or ASU 2011-12 will have a material effect on its financial position or results of operations.

In May 2011, the FASB issued ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“ASU 2011-04”), which amends ASC 820, Fair Value Measurement (“ASC 820”). ASU 2011-04 provides a consistent definition and measurement of fair value, as well as similar disclosure requirements between GAAP and IFRS. ASU 2011 – 04 changes certain fair value measurement principles, clarifies the application of existing fair value measurement and expands the ASC 820 disclosure requirements, particularly for Level 3 fair value measurements. ASU 2011-04 is effective for the Company prospectively for interim and annual periods beginning after December 15, 2011. The Company does not anticipate that the adoption of ASU 2011-04 will have a material effect on its financial position or results of operations.

3.    Acquisitions

Pawn Partners, Inc.

Pursuant to its business strategy of expanding storefront operations in the United States, the Company’s wholly-owned subsidiary, Cash America, Inc. of Nevada, entered into an agreement to acquire substantially all of the assets of Pawn Partners, Inc., Pawn Partners -Tucson, Inc., Pawn Partners—Tucson II, Inc., Pawn Partners—Tucson 3, Inc., Pawn Partners—Tucson 4, Inc. and Pawn Partners—Yuma, Inc. (collectively, “Pawn Partners”) on November 22, 2011 (the “Pawn Partners acquisition”), the final closing for which will occur following receipt of all applicable

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

licensing and regulatory approvals; however, the Company assumed the economic benefits of these pawnshops by operating them under a management arrangement that commenced on November 30, 2011. Pawn Partners operated a seven-store chain of pawn lending locations as franchised Cash America locations under the name “SuperPawn.” The seven locations are located in Tucson, Flagstaff and Yuma, Arizona. As of December 31, 2011 the Company had paid aggregate consideration of $49.3 million with additional consideration of $4.3 million to be paid following the receipt of applicable licensing and regulatory approvals. In addition, the Company incurred acquisition costs of $0.1 million related to the acquisition, which are reflected in “Operations expenses” in the consolidated statements of income. The goodwill of $26.7 million arising from the acquisition consists largely of the synergies and economies of scale expected from combining the operations of the Company and Pawn Partners. As further described in Note 19, the activities and goodwill related to the Pawn Partners acquisition are included in the results of the Company’s retail services segment.

The purchase price of the Pawn Partners acquisition was allocated as follows (dollars in thousands):

Pawn loans	$10,657
Merchandise acquired	5,485
Pawn loan fees and service charges receivable	1,424
Property and equipment	70
Goodwill	26,679
Intangible assets	9,570
Other liabilities	(99)
Customer deposits	(225)
Total consideration paid for acquisition, net of cash acquired	$53,561
Cash consideration payable	(4,300)
Total cash paid for acquisition, net of cash acquired	$49,261

Maxit

Pursuant to its business strategy of expanding storefront operations in the United States, the Company’s wholly-owned subsidiary, Cash America, Inc. of Nevada, completed the purchase of substantially all of the assets (the “Maxit acquisition”) of Maxit Financial, LLC (“Maxit”) on October 4, 2010. Maxit owned and operated a 39-store chain of pawn lending locations that operate in Washington and Arizona under the names “Maxit” and “Pawn X-Change.” Per the terms of the Asset Purchase Agreement, the acquisition consideration consisted of a cash payment of approximately $58.2 million, which was funded with borrowings under the Company’s line of credit, and 366,097 shares of the Company’s common stock, with a fair value of $10.9 million as of the closing date. In addition, the Company incurred acquisition costs of $1.5 million related to the acquisition, which are reflected in “Operations expenses” in the consolidated statements of income. The goodwill of $26.2 million arising from the acquisition consists largely of the synergies and economies of scale expected from combining the operations of the Company and Maxit. As further described in Note 19, the activities and goodwill of Maxit are included in the results of the Company’s retail services segment.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The purchase price of Maxit was allocated as follows (dollars in thousands):

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

Prenda Fácil

Pursuant to its business strategy of expanding storefront operations for the pawn business in Latin America, the Company, through its wholly-owned subsidiary, Cash America of Mexico, Inc., completed the acquisition of 80% of the outstanding stock of Creazione, which operates retail services locations under the name “Prenda Fácil,” in December 2008. The Company paid an aggregate initial consideration of $90.5 million, net of cash acquired, of which $82.6 million was paid in cash, including acquisition costs of approximately $3.6 million. The remainder of the initial consideration was paid in the form of 391,236 shares of the Company’s common stock with a fair value of $7.9 million as of the closing date. The Company also agreed to pay a supplemental earn-out payment in an amount based on a five times multiple of the consolidated earnings of Prenda Fácil’s business as specifically defined in the Stock Purchase Agreement (generally Prenda Fácil’s earnings before interest, income taxes, depreciation and amortization expenses denominated in its local currency) for the twelve-month period ending June 30, 2011, reduced by amounts previously paid. The calculation of the supplemental payment produced an amount that was zero; therefore, no supplemental payment was required or made pursuant to the terms of the Stock Purchase Agreement. The Company paid post-closing acquisition costs of $0.3 million, resulting in a total of $82.9 million paid in cash for the acquisition, net of cash acquired. As further described in Note 19, the activities of Prenda Fácil are included in the results of the Company’s retail services segment.

The purchase price of Creazione was allocated as follows (dollars in thousands):

Pawn loans	$14,670
Pawn loan fees and service charges receivable	1,581
Property and equipment	1,872
Goodwill	61,272
Intangible assets	13,107
Other assets	2,925
Other liabilities	(4,933)
Total consideration paid for acquisition, net of cash acquired	$90,494
Restricted stock paid for acquisition	(7,890)
2009 purchase price adjustments (acquisition costs)	259
Total cash paid for acquisition, net of cash acquired	$82,863

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Debit Plus, LLC (formerly known as Primary Innovations, LLC)

Pursuant to its business strategy of expanding its electronically based product offerings, on July 23, 2008, the Company, through its wholly-owned subsidiary, Primary Cash Holdings, LLC (now known as “Debit Plus, LLC,” or “Debit Plus”), purchased substantially all the assets of Primary Business Services, Inc., Primary Finance, Inc., Primary Processing, Inc. and Primary Members Insurance Services, Inc. (collectively, “PBSI”). PBSI, among other things, provided loan processing services for, and participated in receivables associated with, a bank-issued MLOC made available on certain stored-value debit cards issued by banks. The purchase price consisted of approximately $5.6 million in cash, of which approximately $4.9 million was used to repay a loan made to PBSI prior to the acquisition, and transaction costs of approximately $0.3 million.

The Company also agreed to pay up to eight supplemental earn-out payments during the four-year period after the closing, with measurement dates of December 31 and June 30 of each year. The amount of each supplemental payment was based on a multiple of earnings attributable to the business acquired from PBSI as defined in the purchase agreement for the twelve months preceding the date of determining each scheduled supplemental payment less amounts previously paid. Through December 31, 2011, supplemental payments of approximately $23.9 million had been made and were paid in cash. All of the supplemental payments associated with the earn-out are accounted for as goodwill, which reflects the expected future benefits to be realized through expansion of the PBSI platform to expand the customer base and product offering.

No supplemental payment was accrued for the December 31, 2011 measurement date based on the terms of the agreement. The final supplemental payment, if any, will be calculated in accordance with the terms of the agreement as of June 30, 2012 and paid approximately 45 days after the measurement date. The total of all payments to the sellers cannot exceed $50.0 million pursuant to the terms of the asset purchase agreement.

The activities of Debit Plus comprise the Company’s MLOC channel, which is included in the results of the Company’s e-commerce segment, as further described in Note 19. The Company stopped providing MLOC services on behalf of a third-party lender in October 2010 when the lender discontinued offering MLOC advances.

The purchase price of Debit Plus was allocated as follows (dollars in thousands):

	Year ended December 31,
	2008	2009	2010	Total
Initial goodwill	$3,384	$-	$-	$3,384
Acquisition costs	91	-	-	91
Earn-out payments	-	2,700	21,162	23,862
Goodwill	$3,475	$2,700	$21,162	$27,337
Consumer loans	1,148	-	-	1,148
Property and equipment	195	-	-	195
Intangible assets, net	1,220	-	-	1,220
Settlement of note receivable	(4,885)	-	-	(4,885)
Other liabilities	(91)	-	-	(91)
Total cash paid for acquisition, net of cash acquired	$1,062	$2,700	$21,162	$24,924

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CashNetUSA

Pursuant to its business strategy of providing innovative solutions to customers and with a desire to develop a fully electronic product platform, the Company, through its wholly-owned subsidiary Cash America Net Holdings, LLC, purchased substantially all of the assets of The Check Giant LLC (“TCG”) on September 15, 2006. TCG offered short-term consumer loans exclusively over the Internet under the name “CashNetUSA.” The Company paid an initial purchase price of approximately $35.9 million in cash and transaction costs of approximately $2.9 million.

The Company also agreed to pay up to five supplemental earn-out payments during the two-year period after the closing. The amount of each supplemental payment was based on a multiple of earnings attributable to CashNetUSA’s business as defined in the purchase agreement for the twelve months preceding the date of determining each scheduled supplemental payment less amounts previously paid. All of these supplemental payments were accounted for as goodwill, which reflects the expected future benefits to be realized through leveraging the CashNetUSA technology platform to expand the customer base and product offerings. The Company paid an aggregate of $216.4 million in supplemental payments, which resulted in a final purchase price of $255.2 million. The final supplemental payment was made in April 2009. As further described in Note 19, the activities of CashNetUSA and its related companies, which are now known as Enova International, Inc., are included in the results of the Company’s e-commerce segment.

The purchase price was allocated as follows (dollars in thousands):

	Year ended December 31,
	2006	2007	2008	2009	Total
Initial goodwill	$9,381	$-	$-	$-	$9,381
Acquisition costs	2,608	-	-	-	2,608
Earn-out payments	-	78,749	97,965	39,746	216,460
Goodwill	$11,989	$78,749	$97,965	$39,746	$228,449
Consumer loans	18,677	-	-	-	18,677
Property and equipment	1,562	-	-	-	1,562
Intangible assets, net	6,264	-	-	-	6,264
Other assets	9	-	-	-	9
Other acquisition costs expensed	276	-	-	-	276
Total cash paid for acquisition, net of cash acquired	$38,777	$78,749	$97,965	$39,746	$255,237

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other

The following table provides information concerning other acquisitions of domestic and foreign pawn lending locations made during the years ended December 31, 2011, 2010 and 2009 (excluding locations acquired in connection with the acquisitions described above related to Pawn Partners, Maxit and Prenda Fácil). All assets are included in the retail services segment (dollars in thousands):

	Year Ended December 31,
	2011	2010	2009
Number of stores acquired:
Pawn lending locations	1	5	3
Purchase price allocated to:
Pawn loans	$146	$803	$235
Merchandise held for disposition, net	74	422	148
Pawn loan fees and service charges receivable	34	118	23
Property and equipment	10	40	51
Goodwill	-	1,227	372
Intangible assets	55	341	124
Other assets	-	3	-
Other liabilities	(9)	(14)	(43)
Customer deposits	-	(13)	-
Total	$310	$2,927	$910
Gain on bargain purchase(a)	(44)	-	-
Purchase price adjustment for prior year acquisitions	12	-	-
Total cash paid for acquisitions	$278	$2,927	$910

(a)	Gain on bargain purchase is recognized in “Other revenue” in the consolidated statements of income.

4.     Credit Quality Information on Pawn Loans

The Company manages the pawn loan portfolio by monitoring the type and adequacy of collateral compared to historical gross profit margins. If a pawn loan defaults, the Company must rely on the disposition of pawned property to recover the principal amount of an unpaid pawn loan, plus a yield on the investment, because pawn loans are non-recourse against the customer. As a result, the customer’s creditworthiness is not a significant factor in the loan decision, and a decision to redeem pawned property does not affect the customer’s personal credit status with other third-party creditors. In addition, the customer’s creditworthiness does not affect the Company’s financial position or results of operations, because generally, forfeited merchandise has historically sold for an amount in excess of the cost of goods sold (which is the lower of the cash amount loaned or market value). Goods pledged to secure pawn loans are tangible personal property items such as jewelry, tools, televisions and other electronics, musical instruments, and other miscellaneous items. A pawn loan is considered nonperforming if the customer does not make a payment in accordance with the contractual requirements. Any accrued pawn loan fees and service charges are reversed on nonperforming loans. As of December 31, 2011 and 2010, the Company had performing pawn loans outstanding of $248.4 million and $213.5 million, respectively, and nonperforming pawn loans outstanding of $5.1 million and $4.9 million, respectively.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.    Consumer Loans, Credit Quality Information and Allowances and Liabilities for Estimated Losses on Consumer Loans

Each consumer loan provides customers with cash, typically in exchange for a fee and an agreement to repay the amount advanced. These transactions result in a receivable or a loan, owed to the Company or a third-party lender. The Company’s consumer loan portfolio includes: short-term loans, which include single payment loans (that are commonly referred to as payday loans) and line of credit products; longer-term multi-payment installment loans; and credit services and participation interests in receivables acquired from a third-party lender through the MLOC channel and generate revenue for the Company. Consumer loan fee revenue generated from the Company’s consumer loans, CSO programs and related activities for the years ended December 31, 2011 and 2010 was as follows (dollars in thousands):

	Year Ended December 31,
	2011	2010	2009
Interest and fees on short-term loans	$541,471	$451,232	$354,851
Interest and fees on installment loans	57,175	12,077	4,414
Interest and fees on MLOC(a)	-	27,643	12,591
Total consumer loan revenue	$598,646	$490,952	$371,856

(a)	The Company stopped providing MLOC services on behalf of a third-party lender in October 2010 when the lender discontinued offering MLOC advances.

The Company monitors the performance of its portfolio of consumer loans and maintains either an allowance or liability for estimated losses on consumer loans (including fees and interest) at a level estimated to be adequate to absorb credit losses inherent in the portfolio. The allowance for losses on the Company’s owned consumer loans reduces the outstanding loan balance in the consolidated balance sheets. In addition, the Company maintains a liability for estimated losses related to loans guaranteed under CSO programs. The liability for estimated losses related to guaranteed loans, which approximates the fair value of the liability, is included in “Accounts payable and accrued expenses” on the consolidated balance sheets.

In determining the allowance or liability for estimated losses on consumer loans, the Company applies a documented systematic methodology. Outstanding loans are divided into discrete groups of short-term loans, installment loans and MLOC receivables and are analyzed as performing or nonperforming. Short-term consumer loans and MLOC receivables are considered nonperforming as of the payment due date when payment of an amount due has not been made as of that date (after allowing for normal payment processing time). An installment loan is considered nonperforming if the customer does not make two consecutive payments.

Where permitted by law, a customer may choose to renew a performing short-term consumer loan before it is considered nonperforming by agreeing to pay the current finance charge for the right to make payment of the outstanding principal balance at a later date plus an additional finance charge. If a performing loan is renewed, the renewal is considered a new loan. In some instances in the United Kingdom, customers agree to repay a new short-term loan in two payments (which the Company also considers short-term loans), and in these cases the Company considers the obligation to make the first payment as a new single-payment loan and the obligation to make the second payment as a renewal of that loan because the customer pays a finance charge when each payment is made, similar to a renewed loan. If a performing loan is renewed but the customer fails to pay that loan’s current finance charge as of its due date (after allowing for normal payment processing time), the loan that was renewed is reclassified as nonperforming to the extent of that loan’s unpaid finance charge.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company does not provide for any grace period when determining the performance status of a consumer loan (other than allowing for normal payment processing time). Nonperforming loans may not be renewed, and if during its attempt to collect on a nonperforming loan the Company extends the time for payment through a payment plan or a promise to pay, it is still considered nonperforming. Nonperforming loans are analyzed by stage of collection. Actual loss experience based on historical loss rates for each discrete group is calculated and adjusted for recent default trends. The required allowance is calculated by applying the resulting adjusted loss rates to each discrete loan group and aggregating the results. Increases in either the allowance or the liability, net of charge-offs and recoveries, are recorded as a “Consumer loan loss provision” in the consolidated statements of income. The Company fully reserves and generally charges off all consumer loans once they have been classified as nonperforming for 60 consecutive days. If a loan is deemed uncollectible before it is fully reserved, it is charged off at that point. All loans included in nonperforming loans have an age of one to 59 days from the date they became nonperforming loans, as defined above. Recoveries on loans previously charged to the allowance are credited to the allowance when collected.

The allowance deducted from the carrying value of consumer loans was $63.1 million and $38.9 million at December 31, 2011 and 2010, respectively. In connection with its CSO programs, the Company guarantees consumer loan payment obligations to unrelated third-party lenders and is required to purchase the loan should a consumer not make payments as required by the contract. The guarantee represents an obligation to purchase specific loans that go into default, which generally have terms of less than 90 days. At December 31, 2011 and 2010, the amount of consumer loans guaranteed by the Company was $59.4 million and $52.6 million, respectively, representing amounts due under consumer loans originated by third-party lenders under the CSO programs. The estimated fair value of the liability related to these guarantees of $3.1 million and $2.8 million at December 31, 2011 and 2010, respectively, is included in “Accounts payable and accrued expenses” in the accompanying consolidated balance sheets.

The components of Company-owned consumer loan portfolio receivables at December 31, 2011 and 2010 was as follows (dollars in thousands):

	As of December 31, 2011
	Short-term Loans	Installment Loans	MLOC	Total
Performing loans	$157,056	$59,146	$-	$216,202
Nonperforming loans	59,148	10,500	-	69,648
Total consumer loans, gross	216,204	69,646	-	285,850
Less: Allowance for losses	(50,129)	(12,943)	-	(63,072)
Consumer loans, net	$166,075	$56,703	$-	$222,778

	As of December 31, 2010
	Short-term Loans	Installment Loans	MLOC	Total
Performing loans	$115,535	$16,309	$-	$131,844
Nonperforming loans	43,599	1,377	1,510	46,486
Total consumer loans, gross	159,134	17,686	1,510	178,330
Less: Allowance for losses	(34,455)	(2,988)	(1,510)	(38,953)
Consumer loans, net	$124,679	$14,698	$-	$139,377

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Changes in the allowance for losses for the Company-owned loans and the liability for estimated losses on the Company’s guarantees of third-party lender-owned loans for the years ended December 31, 2011, 2010 and 2009 were as follows (dollars in thousands):

	Year Ended December 31, 2011
	Short-term Loans	Installment Loans	MLOC	Total
Allowance for losses for Company-owned consumer loans:
Balance at beginning of period	$34,455	$2,988	$1,510	$38,953
Consumer loan loss provision	189,304	36,848	(688)	225,464
Charge-offs	(202,946)	(28,201)	(1,574)	(232,721)
Recoveries	29,316	1,308	752	31,376
Balance at end of period	$50,129	$12,943	$-	$63,072
Liability for third-party lender-owned consumer loans:
Balance at beginning of period	$2,610	$228	$-	$2,838
Increase in liability	7	217	-	224
Balance at end of period	$2,617	$445	$-	$3,062

	Year Ended December 31, 2010
	Short-term Loans	Installment Loans	MLOC	Total
Allowance for losses for Company-owned consumer loans:
Balance at beginning of period	$25,194	$520	$1,636	$27,350
Consumer loan loss provision	162,701	6,558	13,241	182,500
Charge-offs	(178,807)	(4,375)	(14,429)	(197,611)
Recoveries	25,367	285	1,062	26,714
Balance at end of period	$34,455	$2,988	$1,510	$38,953
Liability for third-party lender-owned consumer loans:
Balance at beginning of period	$2,944	$-	$-	$2,944
(Decrease) increase in liability	(334)	228	-	(106)
Balance at end of period	$2,610	$228	$-	$2,838

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31, 2009
	Short-term Loans	Installment Loans	MLOC	Total
Allowance for losses for Company-owned consumer loans:
Balance at beginning of period	$20,870	$78	$547	$21,495
Consumer loan loss provision	122,774	2,514	4,719	130,007
Charge-offs	(138,219)	(2,169)	(3,907)	(144,295)
Recoveries	19,769	97	277	20,143
Balance at end of period	$25,194	$520	$1,636	$27,350
Liability for third-party lender-owned consumer loans:
Balance at beginning of period	$2,135	$-	$-	$2,135
Increase in liability	809	-	-	809
Balance at end of period	$2,944	$-	$-	$2,944

6.    Prepaid Expenses And Other Assets

Prepaid expenses and other assets at December 31, 2011 and 2010, were as follows (dollars in thousands):

	As of December 31,
	2011	2010
Collateral held for disposition(a)	$10,610	$5,551
Nonqualified saving plan assets	8,264	7,073
Marketable equity securities	4,412	3,652
CSO fees receivable	5,822	7,234
Prepaid advertising	1,628	1,640
Prepaid insurance	1,045	895
Prepaid hardware and software maintenance	2,273	764
Other prepaid expenses	6,271	2,577
Other assets	1,586	3,104
Total	$41,911	$32,490

(a)	Collateral held for disposition represents forfeited collateral on unredeemed pawn loans in the Company’s foreign pawn operations. See Note 2.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.    Property and Equipment

Major classifications of property and equipment at December 31, 2011 and 2010 were as follows (dollars in thousands):

	As of December 31,
	2011			2010
	Cost	Accumulated Depreciation	Net	Cost	Accumulated Depreciation	Net
Land	$5,335	$-	$5,335	$5,168	$-	$5,168
Buildings and leasehold improvements	210,337	(111,946)	98,391	185,469	(99,705)	85,764
Furniture, fixtures and equipment	135,487	(88,422)	47,065	115,576	(76,185)	39,391
Computer software	151,142	(55,504)	95,638	131,826	(39,829)	91,997
Total	$502,301	$(255,872)	$246,429	$438,039	$(215,719)	$222,320

The Company recognized depreciation expense of $47.9 million, $39.1 million and $35.6 million during 2011, 2010 and 2009, respectively.

8.    Goodwill and Other Intangible Assets

Goodwill is tested for impairment at least annually. The acquisition and purchase price adjustments to goodwill reflected below primarily represent the difference between the estimated supplemental payments for the acquisitions and the actual amounts paid as described in Note 3.

The Company realigned its reportable segments in the second quarter of 2010, and allocated a portion of the goodwill relating to its previously reported cash advance segment to the retail services segment based on the relative fair values of those reporting units. The remainder of the goodwill related to the previously reported cash advance segment remained in the e-commerce segment. As a result of the segment realignment and reallocation, the Company reallocated the goodwill in the retail services segment by approximately $40.5 million as of January 1, 2009. In addition, acquisition and purchase price adjustments affecting goodwill for the years ended December 31, 2010 and 2009 have been reallocated based on the relative fair values of the reporting units.

Goodwill

Changes in the carrying value of goodwill for the years ended December 31, 2011 and 2010 were as follows (dollars in thousands):

	Retail Services	E-Commerce	Consolidated
Balance as of January 1, 2011	$333,042	$210,282	$543,324
Acquisitions and purchase price adjustments	26,679	-	26,679
Effect of foreign currency translation	(7,282)	-	(7,282)
Balance as of December 31, 2011	$352,439	$210,282	$562,721
Balance as of January 1, 2010	$296,409	$197,083	$493,492
Acquisitions and purchase price adjustments	27,473	18,857	46,330
Allocation resulting from segment realignment	5,658	(5,658)	-
Effect of foreign currency translation	3,502	-	3,502
Balance as of December 31, 2010	$333,042	$210,282	$543,324

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Acquired Intangible Assets

Acquired intangible assets that are subject to amortization as of December 31, 2011 and 2010, were as follows (dollars in thousands):

	As of December 31,
	2011			2010
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Non-competition agreements	$21,364	$(13,537)	$7,827	$18,263	$(11,372)	$6,891
Customer relationships	26,607	(17,297)	9,310	20,304	(14,485)	5,819
Lead provider relationships	2,489	(2,489)	-	2,489	(1,939)	550
Trademarks	211	(199)	12	210	(183)	27
Other	576	(300)	276	496	(253)	243
Total	$51,247	$(33,822)	$17,425	$41,762	$(28,232)	$13,530

Non-competition agreements are amortized over the applicable terms of the contract. Customer and lead provider relationships are generally amortized on a straight-line basis over three to ten years, based on the period over which economic benefits are provided. Trademarks are amortized generally over three years on a straight-line basis.

Amortization

Amortization expense for acquired intangible assets was $6.3 million, $4.8 million and $6.0 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Estimated future amortization expense for the years ended December 31, is as follows (dollars in thousands):

Year	Amount
2012	$4,318
2013	3,735
2014	2,517
2015	2,367
2016	1,826

Indefinite Lived Intangible Assets

At December 31, 2011 and 2010, licenses of $9.7 million obtained in conjunction with acquisitions were not amortized. As of December 31, 2011 and 2010, trademarks of $7.7 million and $8.0 million, respectively, obtained in conjunction with acquisitions were not amortized. Costs to renew licenses with indefinite lives are recorded in “Administration expenses” in the consolidated statements of income.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.    Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses at December 31, 2011 and 2010, were as follows (dollars in thousands):

	As of December 31,
	2011	2010
Trade accounts payable	$36,710	$26,510
Accrued taxes, other than income taxes	5,568	4,854
Accrued payroll and fringe benefits	40,412	39,416
Accrued interest payable	1,957	1,832
Accrual for consumer loan payments rejected for non-sufficient funds	10,224	8,158
Liability for losses on third-party lender-owned consumer loans	3,062	2,838
Other accrued liabilities	15,180	12,857
Total	$113,113	$96,465

10.    Marketing Expenses

Marketing expenses, excluding lead purchase costs, were $41.2 million, $30.1 million and $20.3 million, respectively, and lead purchase expense was $43.2 million, $40.5 million and $23.9 million, respectively, for the years ended December 31, 2011, 2010 and 2009. See Note 2.

11.    Long-Term Debt

The Company’s long-term debt instruments and balances outstanding at December 31, 2011 and 2010 were as follows (dollars in thousands):

	Balance at December 31,
	2011	2010
Domestic and multi-currency line of credit up to $380,000 ($100,000 due 2013, $280,000 due 2015)(a)	$280,839	$-
USD line of credit up to $300,000 due 2012	-	215,025
6.21% senior unsecured notes due 2021	22,727	25,000
6.09% senior unsecured notes due 2016	35,000	35,000
6.12% senior unsecured notes due 2012	16,667	26,667
7.26% senior unsecured notes due 2017	25,000	25,000
Variable rate senior unsecured note due 2015	50,000	-
Variable rate senior unsecured note due 2012	-	25,840
5.25% convertible senior unsecured notes due 2029	107,058	104,172
Total debt	$537,291	$456,704
Less current portion	34,273	24,433
Total long-term debt	$503,018	$432,271

(a)

$100.0 million of the available balance matures on the earlier of May 29, 2013 or the second business day following the closing of the initial public offering of common stock of Enova if it generates at least $350.0 million in net proceeds.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Domestic and Multi-Currency Line

On March 30, 2011, the Company entered into a new credit agreement for up to $330.0 million of credit with a group of commercial banks (the “Original Credit Agreement”). On November 29, 2011, the Company amended the Credit Agreement, to increase the amount available by $100.0 million, to $430.0 million (the “Credit Agreement”). The Credit Agreement consists of a $380.0 million line of credit, which includes the ability to borrow up to $50.0 million in specified foreign currencies or U.S. dollars (the “Domestic and Multi-currency Line”) and matures on March 31, 2015, and a $50.0 million term loan facility (the “2015 Variable Rate Notes”). The line of credit commitment amount will decrease by $100.0 million, to $280.0 million, on the earlier of May 29, 2013 or the closing of the initial public offering of common stock of the Company’s wholly-owned subsidiary, Enova International, Inc. if it generates at least $350.0 million in net proceeds. See Note 22 for further discussion of this transaction. Interest on the Domestic and Multi-currency Line is charged, at the Company’s option, at either the London Interbank Offered Rate (“LIBOR”) plus a margin varying from 2.00% to 3.25%, or at the agent’s base rate plus a margin varying from 0.50% to 1.75%. Interest on the 2015 Variable Rate Notes is charged, at the Company’s option, at either LIBOR plus a margin of 3.50% or at the agent’s base rate plus a margin of 2.00%. The margin for the Domestic and Multi-currency Line is dependent on the Company’s cash flow leverage ratios as defined in the Credit Agreement. The Company also pays a fee on the unused portion of the Domestic and Multi-currency Line ranging from 0.25% to 0.50% (0.38% at December 31, 2011) based on the Company’s cash flow leverage ratios. The weighted average interest rate (including margin) on the Domestic and Multi-currency Line and the 2015 Variable Rate Notes, respectively, was 3.08% and 3.81% at December 31, 2011. The weighted average interest rate on the Company’s $300.0 million domestic line of credit due 2012 (the “USD Line of Credit”) at December 31, 2010 was 1.73%. Beginning on March 31, 2012, the 2015 Variable Rate Notes require quarterly principal payments of $2.1 million with any outstanding principal remaining due at maturity on March 31, 2015.

In conjunction with the entering into the Original Credit Agreement, the Company repaid all outstanding revolving credit loans under its USD Line of Credit and its variable rate senior unsecured note due 2012 (the “2012 Variable Rate Notes”) with proceeds of the Credit Agreement.

At December 31, 2011, borrowings under the Company’s Domestic and Multi-currency Line consisted of multiple pricing tranches with maturity dates ranging from three to 31 days, and at December 31, 2010, borrowings under the Company’s USD Line of Credit consisted of three pricing tranches with maturity dates ranging from four to 31 days. However, the Company routinely refinances borrowings pursuant to the terms of its Domestic and Multi-currency Line, and it also routinely refinanced borrowings under its USD Line of Credit before it was repaid on March 30, 2011. Therefore, these borrowings are reported as part of the applicable line of credit and as long-term debt.

In connection with the Domestic and Multi-currency Line and the 2015 Variable Rate Notes, the Company incurred approximately $2.6 million for issuance costs, which primarily consisted of underwriting fees, legal and other professional expenses. These costs are being amortized over a period of three years and are included in “Other assets” in the Company’s consolidated balance sheets.

2009 Convertible Notes

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

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2011 and 2010, the carrying amount of the 2009 Convertible Notes was $107.1 million and $104.2 million, respectively, and the unamortized discount was $7.9 million and $10.8 million, respectively. The discount is being amortized to interest expense over a period of five years, through the first redemption date of May 19, 2014. The total interest expense recognized was $8.9 million, $8.7 million and $5.3 million for the years ended December 31, 2011, 2010 and 2009, respectively, of which $2.9 million, $2.7 million and $1.6 million represented the non-cash amortization of the discount, and $6.0 million, $6.0 million and $3.7 million represented the contractual interest expense for the years ended December 31, 2011, 2010 and 2009, respectively. The 2009 Convertible Notes have an effective interest rate of 8.46% at both December 31, 2011 and 2010, respectively. As of December 31, 2011, the if-converted value of the 2009 Convertible Notes exceeds the principal amount by approximately $98.9 million.

In connection with the issuance of the 2009 Convertible Notes, the Company incurred approximately $3.9 million for issuance costs, which primarily consisted of underwriting fees, legal and other professional expenses. The unamortized balance of these costs at December 31, 2011 is included in “Other assets” in the Company’s consolidated balance sheets. These costs are being amortized to interest expense over five years.

As of both December 31, 2011 and 2010, the carrying amount of the equity component recorded as additional paid-in capital was $9.4 million, net of deferred taxes and equity issuance costs.

Other

On March 30, 2011, in conjunction with the establishment of the Original Credit Agreement, the Company entered into a separate credit agreement for the issuance of $20.0 million in letters of credit (the “Letter of Credit Facility”). The Company had standby letters of credit of $19.1 million issued under the Letter of Credit Facility at December 31, 2011. Previously, these letters of credit were provided under the USD Line of Credit by reducing the amount available to the Company.

See Note 16 for a discussion of the Company’s interest rate cap agreements.

Each of the Company’s credit agreements and senior unsecured notes require the Company to maintain certain financial ratios. As of December 31, 2011, the Company was in compliance with all covenants or other requirements set forth in its debt agreements.

As of December 31, 2011, required principal payments under the terms of the long-term debt, including the Company’s line of credit, for each of the five years after December 31, 2011 are as follows (dollars in thousands):

Year	Amount
2012	$34,273
2013	23,445
2014	22,606
2015	319,273
2016	14,273
Thereafter	123,421
$537,291

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.     Income Taxes

The components of the Company’s deferred tax assets and liabilities as of December 31, 2011 and 2010 were as follows (dollars in thousands):

	As of December 31,
	2011	2010
Deferred tax assets:
Deferred finish-out allowances from lessors	$717	$843
Tax over book accrual of pawn loan fees and service charges	7,578	7,128
Allowance for consumer loan losses	23,498	14,627
Deferred compensation	8,844	8,310
Net operating losses	5,746	4,606
Deferred state credits	1,306	1,169
Other	3,038	2,708
Total deferred tax assets	50,727	39,391

Deferred tax liabilities:
Amortization of acquired intangibles	$56,372	$46,485
Property and equipment	45,598	17,952
Convertible debt	2,180	3,331
Other	1,224	399
Total deferred tax liabilities	105,374	68,167
Net deferred tax liabilities	$(54,647)	$(28,776)
Balance sheet classification:
Current deferred tax assets, net	$35,065	$28,016
Non-current deferred tax liabilities, net	(89,712)	(56,792)
Net deferred tax liabilities	$(54,647)	$(28,776)

The components of the provision for income taxes and the income to which it relates for the years ended December 31, 2011, 2010 and 2009 are shown below (dollars in thousands):

	Year Ended December 31,
	2011	2010	2009
Income (loss) before income taxes:
Domestic	$225,351	$182,292	$146,667
Foreign	(7,825)	2,221	8,049
Income before income taxes	217,526	184,513	154,716

Current provision:
Federal	$51,613	$56,215	$40,348
Foreign	440	106	1,414
State and local	4,744	4,106	4,005
Total current provision	56,797	60,427	45,767

Deferred provision (benefit):
Federal	$27,475	$7,700	$10,239
Foreign	(2,998)	1,053	506
State and local	1,086	89	268
Total deferred provision	25,563	8,842	11,013
Total provision	$82,360	$69,269	$56,780

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The effective tax rate on income differs from the federal statutory rate of 35% for the following reasons (dollars in thousands):

	Year Ended December 31,
	2011	2010	2009
Tax provision computed at the federal statutory income tax rate	$76,134	$64,579	$54,151
State and local income taxes, net of federal tax benefits	3,790	2,727	2,778
Nondeductible lobbying	882	1,039	614
Foreign tax rate difference	587	442	(761)
Other	967	482	(2)
Total provision	$82,360	$69,269	$56,780
Effective tax rate	37.9%	37.5%	36.7%

As of December 31, 2011, the Company had net operating losses for tax purposes of $18.3 million related to its Mexico subsidiary. Mexico allows a ten year carry forward period and the Company expects to fully utilize the net operating losses prior to the expiration dates in 2018 and 2021. Domestic income taxes have not been provided on the Company’s share of undistributed earnings of foreign subsidiaries because it is the Company’s intent to reinvest these earnings in the business activities of the foreign subsidiaries for the foreseeable future. The Company estimates that it would not be subject to U.S. income taxes upon distribution of the Company’s share of earnings of its foreign subsidiaries accumulated as of December 31, 2011.

The aggregate change in the balance of the unrecognized tax benefits for the years ended December 31, 2011, 2010 and 2009 is summarized below (dollars in thousands):

	2011	2010	2009
Balance at January 1,	$1,082	$1,021	$1,456
Increases (decreases) related to prior years’ tax positions	-	-	(490)
Effect of change in foreign currency rates	(127)	61	55
Balance at December 31,	$955	$1,082	$1,021

The balance in unrecognized tax benefits relate to pre-acquisition tax matters of Prenda Fácil. The sellers have agreed to reimburse the Company for taxes, penalties and interest that the Company is required to pay to taxing authorities upon challenge of pre-acquisition tax positions of Prenda Fácil. Accordingly, the Company has recognized a receivable from the sellers for unrecognized tax benefits, including related interest and penalties. The receivable from the sellers is included in “Prepaid expenses and other assets” on the consolidated balance sheets.

If recognized, $1.0 million of the unrecognized tax benefits would affect the effective tax rate. The Company does not expect the total amount of unrecognized tax benefits to significantly increase or decrease within the next 12 months. The liability for unrecognized tax benefits, including related interest and penalties, is classified as a non-current liability in the accompanying consolidated balance sheets. The Company has accrued $1.3 million, $1.3 million and $1.0 million of interest and penalties as of December 31, 2011, 2010 and 2009, respectively.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2011, the Company’s 2008 through 2011 tax years were open to examination by the Internal Revenue Service and major state taxing jurisdictions. The 2006 through 2011 tax years of the Company’s Mexican subsidiaries were open to examination by the Mexican taxing authorities.

13.     Commitments and Contingencies

Leases

The Company leases certain of its facilities under operating leases with terms ranging from one to 20 or more years and certain rights to extend for additional periods. Future minimum rentals due under non-cancelable leases are as follows for each of the years ending December 31 (dollars in thousands):

Year	Amount
2012	$49,467
2013	41,108
2014	33,297
2015	23,418
2016	17,134
Thereafter	30,512
Total	$194,936

Rent expense was $52.2 million, $46.6 million and $43.4 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Guarantees

The Company guarantees consumer loan payment obligations to unrelated third-party lenders and is required to purchase the loan should a consumer not make payments as required by the contract. The guarantee represents an obligation to purchase specific loans that go into default, which generally have terms of less than 90 days. At December 31, 2011 and 2010, the amount of consumer loans guaranteed by the Company was $59.4 million and $52.6 million, respectively, representing amounts due under consumer loans originated by third-party lenders under the CSO programs. The estimated fair value of the liability related to these guarantees of $3.1 million and $2.8 million at December 31, 2011 and 2010, respectively, is included in “Accounts payable and accrued expenses” in the accompanying consolidated balance sheets.

Litigation

On August 6, 2004, James E. Strong filed a purported class action lawsuit in the State Court of Cobb County, Georgia against Georgia Cash America, Inc., Cash America International, Inc. (together with Georgia Cash America, Inc., “Cash America”), Daniel R. Feehan, and several unnamed officers, directors, owners and “stakeholders” of Cash America. The lawsuit alleges many different causes of action, among the most significant of which is that Cash America made illegal short-term loans in Georgia in violation of Georgia’s usury law, the Georgia Industrial Loan Act and Georgia’s Racketeer Influenced and Corrupt Organizations Act (“RICO”). First National Bank of Brookings, South Dakota (“FNB”) and Community State Bank of Milbank, South Dakota (“CSB”) for some time made loans to Georgia residents through Cash America’s Georgia operating locations. The complaint in this lawsuit claims that Cash America was the true lender with respect to the loans made to Georgia borrowers and that FNB and CSB’s involvement in the process is “a mere subterfuge.” Based on this claim, the suit alleges that Cash America was the “de facto” lender and was illegally operating in Georgia. The complaint seeks unspecified compensatory damages, attorney’s fees, punitive damages and the trebling of any compensatory damages. In November 2009, the trial court certified the case as a class action lawsuit, and after an appeal by Cash America, the Supreme Court of Georgia upheld the class certification in March 2011. In August 2011, Cash America filed a motion for summary judgment, and in

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

October 2011, the plaintiffs filed a cross-motion for partial summary judgment. Hearings on the motions were held in October and November 2011. The trial court entered an order granting summary judgment in favor of Cash America on one of plaintiff’s claims, denying the remainder of Cash America’s motion and granting plaintiff’s cross-motion for partial summary judgment. Cash America filed a notice of appeal in December 2011 on the grant of partial summary judgment, which plaintiffs sought to dismiss. A hearing was held on plaintiff’s motion to dismiss the appeal in January 2012, and the trial court denied the motion. The appeal has not yet been scheduled with the Georgia Court of Appeals. The case is set for jury trial in March 2012. The Company is currently unable to estimate a range of reasonably possible losses, as defined by ASC 450-20-20, Contingencies—Loss Contingencies—Glossary (“ASC 450-20-20”), for this litigation. Cash America believes that the Plaintiffs’ claims in this suit are without merit and is vigorously defending this lawsuit.

Cash America and CSB also commenced a federal lawsuit on September 7, 2004 in the U.S. District Court for the Northern District of Georgia seeking to compel Mr. Strong to arbitrate his claims against Cash America and CSB. The U.S. District Court dismissed the federal action for lack of subject matter jurisdiction, and Cash America and CSB appealed the dismissal of their complaint to the U.S. Court of Appeals for the 11th Circuit. The 11th Circuit issued a panel decision in April 2007 reversing the district court’s dismissal of the action and remanding the action to the district court for a determination of the issue of the enforceability of the parties’ arbitration agreements. Plaintiff requested the 11th Circuit to review this decision en banc and this request was granted. The en banc rehearing took place in February 2008, and at the request of the 11th Circuit panel, the parties provided additional briefing in the summer of 2009 following a ruling by the United States Supreme Court that federal courts can compel arbitration of a state court action in certain instances. In August 2011, the 11th Circuit affirmed the trial court’s decision precluding Cash America from compelling arbitration, and in September 2011, Cash America filed a petition for rehearing en banc to the 11th Circuit arguing that the panel’s decision should be reversed. The 11th Circuit declined to review the panel’s decision en banc.

On March 5, 2009, Peter Alfeche and Kim Saunders, on behalf of themselves and all others similarly situated, filed a purported class action lawsuit in the U.S. District Court for the Eastern District of Pennsylvania against Cash America International, Inc., Cash America Net of Nevada, LLC (“CashNet Nevada”), Cash America Net of Pennsylvania, LLC and Cash America of PA, LLC, d/b/a CashNetUSA.com (collectively, “CashNetUSA”). The lawsuit alleges, among other things, that CashNetUSA’s online consumer loan activities in Pennsylvania were illegal and in violation of various Pennsylvania laws, including the Loan Interest Protection Law, the Pennsylvania Consumer Discount Company Act (the “CDCA”) and the Unfair Trade Practices and Consumer Protection Laws. The lawsuit also seeks declaratory judgment that several of CashNetUSA’s contractual provisions, including the class action waiver and the choice of law and arbitration provisions, are not enforceable under Pennsylvania law and that CashNet USA’s loan contracts are void and unenforceable. The complaint seeks compensatory damages (including the trebling of certain damages), punitive damages and attorney’s fees. CashNetUSA filed a motion to enforce the arbitration provision, including its class action waiver, located in the agreements governing the lending activities. In August 2011, the U.S. District Court ruled that the arbitration provision, which includes the class action waiver, was valid and enforceable and granted the motion to compel arbitration and stayed the litigation. In August 2011, the plaintiffs filed a motion to reconsider, which the court denied, and in September 2011, the plaintiffs filed a motion for certification for interlocutory appeal, which was denied in November 2011. On February 24, 2012, plaintiffs filed a motion for reconsideration of the court’s decision, and the court has not yet ruled on this motion. Neither the likelihood of an unfavorable outcome nor the ultimate liability, if any, with respect to this matter can be determined at this time, and the Company is currently unable to estimate a range of reasonably possible losses, as defined by ASC 450-20-20, for this litigation. The Company believes that the plaintiffs’ claims in this suit are without merit and intends to vigorously defend this lawsuit.

On December 4, 2009, Krystle Wilson filed a lawsuit against Cash America Net of Illinois d/b/a CashNetUSA alleging violation of the Texas Debt Collection Practices Act, violation of the Texas Deceptive Trade Practices Act, and invasion of privacy. In April 2011, the plaintiff amended her petition to include a purported class action claim, and named Cash America International, Inc., Cash America Net Holdings, LLC, Cash America Net of Texas, LLC and Enova Financial Holdings, LLC as additional defendants (and corrected the name of the previously-named defendant to Cash America Net of Illinois, LLC) (collectively, “CashNet”). The amended petition alleges, among other things, that CashNet’s consumer loan activities violate the Texas Credit Services Organization Act (“CSOA”) and that in its efforts to collect on loans issued through the CSOA loan program, CashNet violated the Texas and Federal Fair Debt Collection Practices Acts. The plaintiff seeks unspecified compensatory damages, attorney’s fees and punitive

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

damages. In June 2011, CashNet removed this action to the U.S. District Court for the Northern District of Texas (Fort Worth Division) and filed a motion to enforce the arbitration provision, including the class action waiver, located in the agreements governing the lending activities. In September 2011, the court granted the parties’ joint motion requesting that the case be stayed pending resolution of the motion to enforce the arbitration provision. On February 1, 2012, the court ruled that the arbitration provision, which contains the class action waiver, was valid and enforceable and granted the Company’s motion to compel arbitration and dismissed the litigation.

The Company is also a defendant in certain routine litigation matters encountered in the ordinary course of its business. Certain of these matters are covered to an extent by insurance. In the opinion of management, the resolution of these matters is not expected to have a material adverse effect on the Company’s financial position, results of operations or liquidity.

14.     Equity

Share Repurchases

On January 26, 2011, the Company’s Board of Directors authorized management to purchase up to a total of 2,500,000 shares of the Company’s common stock at management’s discretion in open market transactions and cancelled the Company’s previous share repurchase authorization, which had been in place since October 24, 2007. The following table summarizes the aggregate shares purchased under these plans during each of the three years ended December 31:

	Year Ended December 31,
	2011	2010	2009
Shares purchased under 2011 and 2007 authorization	435,000	385,100	394,476
Aggregate amount (in thousands)	$19,576	$13,583	$10,746
Average price paid per share	$45.00	$35.27	$27.24

Periodically, shares are purchased in the open market on behalf of participants relating to the Company’s nonqualified deferred compensation plans. Certain amounts are subsequently distributed to participants. Before 2010, certain amounts were transferred from the Nonqualified Savings Plan to participants’ 401(k) accounts annually based on results of the 401(k) plan’s non-discrimination testing results. For the years ended December 31, 2011 and 2010, the rabbi trust that holds shares of the Company’s common stock for its Nonqualified Savings Plan sold forfeited shares from the Nonqualified Savings Plan on the open market. Activities during each of the three years ended December 31 are summarized as follows:

	Year Ended December 31,
	2011	2010	2009
Purchases:
Number of shares	93	1,552	1,916
Aggregate amount (in thousands)	$5	$58	$45

Sales:
Number of shares	9	1,727	-
Aggregate amount (in thousands)	$-	$36	$-

Distributions and transfers to 401(k) savings plan:
Number of shares	-	4	28,610
Aggregate amount (in thousands)	$-	$-	$553

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accumulated Other Comprehensive Income (Loss)

Components of accumulated other comprehensive income (loss), after tax, for the years ended December 31, 2011, 2010, and 2009 were as follows (dollars in thousands):

	As of December 31,
	2011	2010	2009
Unrealized derivatives loss, net of tax	$(13)	$(111)	$(14)
Foreign currency translation (loss) gain, net of tax	(6,077)	6,210	1,195
Marketable securities unrealized loss, net of tax	(806)	(1,302)	-
Accumulated other comprehensive income (loss)	$(6,896)	$4,797	$1,181

15. Employee Benefit Plans

The Cash America International, Inc. 401(k) Savings Plan is open to substantially all employees. New employees are automatically enrolled in this plan unless they elect not to participate. The Cash America International, Inc. Nonqualified Savings Plan is available to certain members of management. Participants may contribute up to 75% of their earnings to these plans subject to regulatory and other plan restrictions. The Company makes matching cash contributions of 50% of each participant’s contributions, based on participant contributions of up to 5% of compensation. Company contributions vest at the rate of 20% each year after one year of service; thus a participant is 100% vested after five years of service. The Company’s total contributions to the 401(k) Savings Plan and the Nonqualified Savings Plan were $3.6 million for the year ended December 31, 2011 and $2.8 million for each of the years ended December 31, 2010 and 2009, respectively.

In addition to the plans mentioned above, the Company established a Supplemental Executive Retirement Plan (“SERP”) for its officers in 2003. Under this defined contribution plan, the Company makes an annual supplemental cash contribution to the SERP based on the objectives of the plan as approved by the Management Development and Compensation Committee of the Board of Directors. The Company recorded compensation expense of $0.9 million for contributions to the SERP for the year ended December 31, 2011 and $0.8 million for each of the years ended December 31, 2010 and 2009, respectively.

The Nonqualified Savings Plan and the SERP are non-qualified tax-deferred plans. Benefits under the Nonqualified Savings Plan and the SERP are unfunded. As of December 31, 2011, the Company held securities, including shares of the Company’s common stock, in a rabbi trust to pay benefits under these plans. The securities other than Company stock are classified as trading securities and the unrealized gains and losses on these securities are netted with the costs of the plans in administration expenses in the consolidated statements of income. The Company’s common stock held in the Nonqualified Savings Plan is included in treasury shares.

Amounts included in the consolidated balance sheets relating to the Nonqualified Savings Plan and the SERP were as follows (dollars in thousands):

	As of December 31,
	2011	2010
Prepaid expenses and other assets	$8,264	$7,073
Accounts payable and accrued expenses	9,192	7,918
Other liabilities	616	616
Treasury shares	683	679

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16.    Derivative Instruments

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

On March 27, 2009, the Company entered into an interest rate cap agreement with a notional amount of $15.0 million to hedge the Company’s outstanding floating rate line of credit for a term of 36 months at a fixed rate of 3.25%. This interest rate contract has been determined to be a perfectly effective cash flow hedge, pursuant to ASC 815-20-25, Derivatives and Hedging – Recognition (“ASC 815”) at its inception and on an ongoing basis.

The Company uses forward currency exchange contracts to minimize the effects of foreign currency risk in the United Kingdom, Australia and Mexico. As of September 30, 2011, the Company designated the intercompany balance related to its Mexico operations as long-term; therefore, gains and losses related to the translation of this balance have been recognized in “Accumulated other comprehensive income (loss)” in the accompanying consolidated statements of equity as of that date. The Company’s forward currency exchange contracts are non-designated derivatives. Any gain or loss resulting from these contracts is recorded as income or loss and is included in “Foreign currency transaction (loss) gain” in the Company’s consolidated statements of income. The Company does not currently manage its exposure to risk from foreign currency exchange rate fluctuations through the use of forward currency exchange contracts in Canada. As the Company’s foreign operations continue to grow, management will continue to evaluate and implement foreign exchange rate risk management strategies.

The fair values of the Company’s derivative instruments at December 31, 2011 and 2010 were as follows (dollars in thousands):

		Balance at December 31,
Assets	Balance Sheet Location	2011		2010
Derivatives designated as hedges:		Notional Amount	Fair Value	Notional Amount	Fair Value
Interest rate contracts	Prepaid expenses and other assets	$15,000	$-	$30,000	$7

Non-designated derivatives:
Forward currency exchange contracts	Prepaid expenses and other assets	$80,375	$260	$46,392	$(577)

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents information on the effect of derivative instruments on the consolidated results of operations and OCI for the years ended December 31, 2011 and 2010 (dollars in thousands):

	Gains (Losses) Recognized in Income		Gains (Losses) Recognized in OCI		Gains (Losses) Reclassified From OCI into Income
	Year Ended December 31,		Year Ended December 31,		Year Ended December 31,
	2011	2010	2011	2010	2011	2010
Derivatives designated as hedges:
Interest rate contracts	$-	$-	$98	$(97)	$-	$-
Total	$-	$-	$98	$(97)	$-	$-
Non-designated derivatives:
Forward currency exchange contracts(a)	$3,159	$(1,168)	$-	$-	$-	$-
Total	$3,159	$(1,168)	$-	$-	$-	$-

(a)	The gains (losses) on these derivatives substantially offset the (losses) gains on the hedged portion of foreign intercompany balances.

17.    Stock-Based Compensation

Under the Cash America International, Inc. First Amended and Restated 2004 Long-Term Incentive Plan, as amended, (the “2004 Plan”), the Company is authorized to issue 2,700,000 shares of Common Stock pursuant to “Awards” granted as incentive stock options (intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended), nonqualified stock options, restricted stock units, restricted stock, performance shares, stock appreciation rights or other stock-based awards. Since 2004, restricted stock unit (“RSU”) awards are the only stock-based awards granted under the Plan. At December 31, 2011, 1,884,370 shares were available for future grants under the Plan.

Historically, the Company has repurchased its shares on the open market from time to time pursuant to an authorization from the Board of Directors of the Company and reissued those shares upon stock option exercises and the issuance of shares upon the vesting of restricted stock units under its stock-based compensation plans. See Note 14 for further discussion of the Company’s share repurchase plans.

During the years ended December 31, 2011, 2010 and 2009, the Company received net proceeds totaling $0.4 million, $2.0 million and $1.6 million from the exercise of stock options that were granted under the Company’s previous stock-based compensation plans for 48,400, 204,245, and 161,700 shares, respectively.

The Company received 22,339, 23,330 and 25,582 shares during the years ended December 31, 2011, 2010 and 2009, respectively, of its common stock valued at approximately $0.9 million, $0.9 million and $0.5 million, respectively, as partial payment of taxes for the issuance of shares upon vesting of restricted stock units. During 2009, the Company received 1,196 shares valued at approximately $39,000 as partial payment for the exercise of stock options.

Stock Options—While no stock options have been granted since April 2003, stock options currently outstanding under the Cash America International, Inc. 1994 Long-Term Incentive Plan (the “1994 Plan”) had original contractual terms of up to ten years with an exercise price equal to or greater than the fair market value of the stock at grant date. On their respective grant dates, these stock options had vesting periods ranging from one to seven years. However, the terms of options with the seven-year vesting periods and certain of the four-year and five-year vesting periods included provisions that accelerated vesting if specified share price appreciation criteria were met.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of the Company’s stock option activity for each of the years ended December 31, 2011, 2010 and 2009 is as follows:

	Year Ended December 31,
	2011		2010		2009
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	247,300	$8.83	451,545	$9.29	613,245	$9.42
Exercised	(48,400)	8.34	(204,245)	9.85	(161,700)	9.76
Outstanding at end of year	198,900	$8.95	247,300	$8.83	451,545	$9.29
Exercisable at end of year	198,900	$8.95	247,300	$8.83	451,545	$9.29

Stock options outstanding and exercisable as of December 31, 2011 and 2010 are summarized below:

As of December 31, 2011
Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Exercise Price	Weighted Average Years of Remaining Contractual Life	Number Exercisable	Weighted Average Exercise Price
$7.95	62,500	$7.95	0.1	62,500	$7.95
$9.41	136,400	9.41	1.1	136,400	9.41
$ 7.95 to $9.41	198,900	$8.95	0.7	198,900	$8.95

As of December 31, 2010
Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Exercise Price	Weighted Average Years of Remaining Contractual Life	Number Exercisable	Weighted Average Exercise Price
$7.64 to $9.40	103,900	$7.97	1.0	103,900	$7.97
$9.41 to $10.72	143,400	9.46	2.1	143,400	9.46
$7.64 to $10.72	247,300	$8.83	1.6	247,300	$8.83

The outstanding stock options (all exercisable) at December 31, 2011 had an aggregate intrinsic value of $7.5 million and the stock options exercised during 2011 had an aggregate intrinsic value of $1.9 million. Income tax benefits realized from the exercise of stock options for the years ended December 31, 2011, 2010 and 2009 were $0.7 million, $1.9 million and $1.1 million, respectively.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restricted Stock Units—The Company has granted RSUs to Company officers, certain employees and to the non-management members of the Board of Directors. The Company began granting RSUs in 2003. RSUs granted in December 2003 and January 2004 were granted under the 1994 Plan; subsequent RSUs have been granted under the 2004 Plan. Each vested RSU entitles the holder to receive a share of the common stock of the Company. For Company officers and certain employees, the vested RSUs are to be issued upon vesting or, for certain awards, upon termination of employment with the Company. For members of the Board of Directors, vested RSUs will be issued upon the director’s separation from the Board with respect to awards granted prior to 2011, and for awards granted during 2011, upon the earlier of vesting or separation from the Board if certain requirements have been satisfied. At December 31, 2011, the outstanding RSUs granted to Company officers and certain employees had original vesting periods ranging from one to 15 years. For executive officers of the Company, a portion of these annual grants vest over time and a portion of these annual grants vest subject to the Company’s achievement of certain performance objectives. With respect to the RSU’s granted to members of the Board of Directors, one-fourth of the RSUs vest on each of the first four grant date anniversaries, except that after the 360th day following the grant date, any unvested RSUs for directors who have served on the Board of Directors for five or more years will automatically become fully vested if such director’s service with the Board of Directors is terminated. For purposes of ASC 718-10-30, Compensation – Stock Compensation – Overall – Initial Measurement, the grant date fair value of RSUs is based on the Company’s closing stock price on the day before the grant date, and the grant date fair value of performance RSUs is based on the maximum amount of the award expected to be achieved, which the Company estimated as the most probable outcome at the time of grant. The awards granted to the Company’s executive officers in 2010 and 2011 contain clawback provisions. The amount attributable to RSU grants is amortized to expense over the vesting periods.

Compensation expense related to RSUs totaling $4.9 million ($3.1 million net of related taxes), $3.8 million ($2.4 million net of related taxes) and $3.2 million ($2.0 million net of related taxes) was recognized for 2011, 2010 and 2009, respectively. Total unrecognized compensation cost related to RSUs at December 31, 2011 was $9.5 million, which will be recognized over a weighted average vesting period of approximately 2.5 years.

The following table summarizes the RSU activity during 2011, 2010 and 2009:

	Year Ended December 31,
	2011		2010		2009
	Units	Weighted Average Fair Value at Date of Grant	Units	Weighted Average Fair Value at Date of Grant	Units	Weighted Average Fair Value at Date of Grant
Outstanding at beginning of year	596,648	$25.78	546,876	$22.77	490,737	$25.74
Units granted	200,819	40.15	162,552	35.70	185,639	18.05
Shares issued	(82,982)	28.10	(85,676)	25.26	(118,550)	27.22
Units forfeited	(3,894)	34.44	(27,104)	26.25	(10,950)	27.48
Outstanding at end of year	710,591	$29.53	596,648	$25.78	546,876	$22.77
Units vested at end of year	244,897	$24.03	222,529	$23.20	192,987	$22.71

The outstanding RSUs had an aggregate intrinsic value of $33.1 million and the outstanding vested RSUs had an aggregate intrinsic value of $11.4 million at December 31, 2011.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18.    Supplemental Disclosures of Cash Flow Information

The following table sets forth certain cash and non-cash activities for the years ended December 31 (dollars in thousands):

	Year Ended December 31,
	2011	2010	2009
Cash paid during the year for:
Interest	$23,974	$17,648	$16,822
Income taxes	43,513	65,974	33,302
Non-cash investing and financing activities:
Pawn loans forfeited and transferred to merchandise held for disposition	$299,693	$245,872	$243,871
Pawn loans renewed	207,661	134,539	112,654
Consumer loans renewed	571,651	416,168	334,566
Liabilities assumed in acquisitions	333	1,602	43
Fair value of shares paid for acquisition	-	10,854	-
Capitalized interest on software development	558	730	797

19.    Operating Segment Information

The Company has two operating segments: retail services and e-commerce. The retail services segment includes all of the operations of the Company’s Retail Services Division, which is composed of both domestic and foreign storefront locations that offer some or all of the following services: pawn lending, consumer loans, the purchase and sale of merchandise, check cashing and other ancillary services such as money orders, wire transfers and pre-paid debit cards. Most of these ancillary services offered in the retail services segment are provided through third party vendors. The e-commerce segment includes the operations of the Company’s E-Commerce Division, which is composed of the Company’s domestic and foreign online lending channel and the Company’s micro line of credit services business. See Note 22 for further discussion of the proposed divestiture of a majority ownership of the Company’s wholly-owned subsidiary that comprises the Company’s e-commerce segment.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company allocates corporate administrative expenses to each operating segment based on personnel expenses at each segment. In the e-commerce segment, certain administrative expenses are allocated between the domestic and foreign components based on the amount of consumer loans written. The following table presents operating income, separated between domestic and foreign, for the years ended December 31, 2011, 2010 and 2009 (dollars in thousands):

	Retail Services			E-Commerce			Consolidated
	Domestic	Foreign	Total	Domestic	Foreign	Total
Year Ended December 31, 2011
Revenue
Pawn loan fees and service charges	$261,829	$30,062	$291,891	$-	$-	$-	$291,891
Proceeds from disposition of merchandise	636,698	-	636,698	30	-	30	636,728
Consumer loan fees	119,192	-	119,192	254,152	225,302	479,454	598,646
Other	11,913	545	12,458	593	286	879	13,337
Total revenue	1,029,632	30,607	1,060,239	254,775	225,588	480,363	1,540,602
Disposed merchandise	405,132	-	405,132	23	-	23	405,155
Consumer loan loss provision	24,001	-	24,001	90,535	111,152	201,687	225,688
Total cost of revenue	429,133	-	429,133	90,558	111,152	201,710	630,843
Net revenue	600,499	30,607	631,106	164,217	114,436	278,653	909,759
Expenses
Operations	335,908	23,012	358,920	64,874	62,440	127,314	486,234
Administration	50,655	10,592	61,247	37,517	26,270	63,787	125,034
Depreciation and amortization	37,015	5,871	42,886	10,413	850	11,263	54,149
Total expenses	423,578	39,475	463,053	112,804	89,560	202,364	665,417
Income (loss) from operations	$176,921	$(8,868)	$168,053	$51,413	$24,876	$76,289	$244,342
Interest Expense	$(1,961)	$(6,147)	$(8,108)	$(14,614)	$(2,806)	$(17,420)	$(25,528)
Equity in loss of unconsolidated subsidiary	$(104)	$-	$(104)	$-	$-	$-	$(104)
Provision (benefit) for income taxes	$66,021	$(5,187)	$60,834	$13,576	$7,950	$21,526	$82,360
Expenditures for property and equipment	$51,631	$8,345	$59,976	$13,866	$1,207	$15,073	$75,049
As of December 31, 2011
Total assets	$1,068,761	$117,470	$1,186,231	$352,244	$135,774	$488,018	$1,674,249
Goodwill			$352,439			$210,282	$562,721

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Retail Services			E-Commerce			Consolidated
	Domestic	Foreign	Total	Domestic	Foreign	Total
Year Ended December 31, 2010
Revenue
Pawn loan fees and service charges	$221,335	$31,979	$253,314	$-	$-	$-	$253,314
Proceeds from disposition of merchandise	534,878	-	534,878	-	-	-	534,878
Consumer loan fees	113,973	-	113,973	275,036	101,943	376,979	490,952
Other	12,554	303	12,857	1,259	79	1,338	14,195
Total revenue	882,740	32,282	915,022	276,295	102,022	378,317	1,293,339
Disposed merchandise	338,756	-	338,756	-	-	-	338,756
Consumer loan loss provision	17,437	-	17,437	116,246	48,711	164,957	182,394
Total cost of revenue	356,193	-	356,193	116,246	48,711	164,957	521,150
Net revenue	526,547	32,282	558,829	160,049	53,311	213,360	772,189
Expenses
Operations	301,399	17,195	318,594	68,541	32,481	101,022	419,616
Administration	44,008	8,100	52,108	37,077	12,333	49,410	101,518
Depreciation and amortization	29,839	5,525	35,364	8,283	276	8,559	43,923
Total expenses	375,246	30,820	406,066	113,901	45,090	158,991	565,057
Income from operations	$151,301	$1,462	$152,763	$46,148	$8,221	$54,369	$207,132
Interest expense	$(1,343)	$(5,497)	$(6,840)	$(13,701)	$(1,804)	$(15,505)	$(22,345)
Equity in loss of unconsolidated subsidiary	$(136)	$-	$(136)	$-	$-	$-	$(136)
Provision (benefit) for income taxes	$55,878	$(847)	$55,031	$11,905	$2,333	$14,238	$69,269
Expenditures for property and equipment	$40,751	$6,259	$47,010	$9,710	$2,977	$12,687	$59,697

As of December 31, 2010
Total assets	$929,696	$123,044	$1,052,740	$312,642	$61,804	$374,446	$1,427,186
Goodwill			$333,042			$210,282	$543,324

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Retail Services			E-Commerce			Consolidated
	Domestic	Foreign	Total	Domestic	Foreign	Total
Year Ended December 31, 2009
Revenue
Pawn loan fees and service charges	$200,904	$30,274	$231,178	$-	$-	$-	$231,178
Proceeds from disposition of merchandise	502,736	-	502,736	-	-	-	502,736
Consumer loan fees	117,997	-	117,997	213,361	40,498	253,859	371,856
Other	13,093	409	13,502	1,118	-	1,118	14,620
Total revenue	834,730	30,683	865,413	214,479	40,498	254,977	1,120,390
Disposed merchandise	324,277	-	324,277	-	-	-	324,277
Consumer loan loss provision	21,642	-	21,642	89,577	19,597	109,174	130,816
Total cost of revenue	345,919	-	345,919	89,577	19,597	109,174	455,093
Net revenue	488,811	30,683	519,494	124,902	20,901	145,803	665,297
Expenses
Operations	283,903	12,644	296,547	49,410	14,170	63,580	360,127
Administration	45,847	6,878	52,725	31,386	3,818	35,204	87,929
Depreciation and amortization	30,461	3,831	34,292	7,250	47	7,297	41,589
Total expenses	360,211	23,353	383,564	88,046	18,035	106,081	489,645
Income (loss) from operations	$128,600	$7,330	$135,930	$36,856	$2,866	$39,722	$175,652
Interest expense	$(5,040)	$(3,915)	$(8,955)	$(11,209)	$(643)	$(11,852)	$(20,807)
Provision for income taxes	$46,248	$340	$46,588	$9,389	$803	$10,192	$56,780
Expenditures for property and equipment	$25,736	$6,005	$31,741	$12,120	$240	$12,360	$44,101

Geographic Information

The following table presents the Company’s revenues and long-lived assets by geographic region for the years ended December 31, 2011, 2010 and 2009 (dollars in thousands):

	Year Ended December 31,
	2011	2010	2009
Revenues
United States	$1,284,407	$1,159,035	$1,049,209
Mexico	30,607	32,282	30,683
United Kingdom	211,915	96,222	39,594
Other foreign countries	13,673	5,800	904
Total revenue	$1,540,602	$1,293,339	$1,120,390

	As of December 31,
Long-lived assets	2011	2010
United States	$233,052	$211,168
Mexico	13,377	11,152
Total long-lived assets	$246,429	$222,320

With respect to the e-commerce segment, the operations for the Company’s domestic and foreign channels are primarily located within the United States, and the value of any long-lived assets located outside of the United States is immaterial.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

20.     Fair Value Measurements

Recurring Fair Value Measurements

In accordance with ASC 820-10, Fair Value Measurements and Disclosures, the Company’s assets and liabilities, which are carried at fair value, are classified in one of the following three categories:

Level 1: Quoted market prices in active markets for identical assets or liabilities.

Level 2: Observable market-based inputs or unobservable inputs that are corroborated by market data.

Level 3: Unobservable inputs that are not corroborated by market data.

The Company’s financial assets that are measured at fair value on a recurring basis as of December 31, 2011 and 2010 are as follows (dollars in thousands):

	December 31,	Fair Value Measurements Using
	2011	Level 1	Level 2	Level 3
Financial assets:
Interest rate contracts	$-	$-	$-	$-
Forward currency exchange contracts	260	-	260	-
Nonqualified savings plan assets (a)	8,264	8,264	-	-
Marketable securities(b)	4,412	4,412	-	-
Total	$12,936	$12,676	$260	$-
	December 31,	Fair Value Measurements Using
	2010	Level 1	Level 2	Level 3
Financial assets:
Interest rate contracts	$7	$-	$7	$-
Forward currency exchange contracts	(577)	-	(577)	-
Nonqualified savings plan assets (a)	7,073	7,073	-	-
Marketable securities(b)	3,650	3,650	-	-
Total	$10,153	$10,723	$(570)	$-

(a)	The non-qualified savings plan assets have an offsetting liability of equal amount, which is included in “Accounts payable and accrued expenses” in the Company’s consolidated balance sheets.
(b)

Unrealized total losses, net of tax, on these securities of $0.8 million and $1.3 million as of December 31, 2011 and 2010, respectively, are recorded in “Accumulated other comprehensive income (loss)” in the Company’s consolidated statements of equity.

The Company measures the value of its interest rate contracts and forward currency exchange contracts under Level 2 inputs as defined by ASC 820-10. For its interest rate contracts the Company relies on a mark-to-market valuation based on yield curves using observable market interest rates for the interest rate contracts. For its forward currency exchange contracts, standard valuation models are used to determine fair value. The significant inputs used in these models are derived from observable market transactions. The fair value of the nonqualified savings plan assets and marketable securities, both of which are classified as available for sale, are measured under a Level 1 input. These assets are publicly traded equity securities for which market prices are readily observable. During the years ended December 31, 2011 and 2010, there were no transfers of assets in or out of Level 1 or Level 2 fair value measurements.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other Fair Value Disclosures

The carrying amounts and estimated fair values of financial instruments at December 31, 2011 and 2010 were as follows (dollars in thousands):

	Balance at December 31,
	2011		2010
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$62,542	$62,542	$38,324	$38,324
Pawn loans	253,519	253,519	218,408	218,408
Consumer loans, net	222,778	222,778	139,377	139,377
Financial liabilities:
Bank lines of credit	$280,839	$291,983	$215,025	$211,576
Senior unsecured notes	149,394	147,721	137,507	134,125
2009 Convertible Notes	107,058	220,642	104,172	185,725

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

The fair values of the Company’s long-term debt instruments are estimated based on market values for debt issues with similar characteristics or rates currently available for debt with similar terms. The Company’s senior unsecured notes have a lower fair market value than the carrying value due to the difference in yield when compared to recent issuances of similar senior unsecured notes. The 2009 Convertible notes have a higher fair value than carrying value due to the Company’s stock price as of December 31, 2011 exceeding the applicable conversion price for the 2009 Convertible Notes, thereby increasing the value of the instrument for bondholders.

21.     Quarterly Financial Data (Unaudited)

        The Company’s operations are subject to seasonal fluctuations. Net income tends to be highest during the first and fourth calendar quarters primarily due to the heavy repayment of pawn loans with tax refund proceeds received by customers in the first quarter each year, and an increase in merchandise disposition activities from both the first quarter tax refunds and the fourth quarter holiday season. The following is a summary of the quarterly results of operations for the years ended December 31, 2011 and 2010 (dollars in thousands, except per share data):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2011
Total revenue	$355,205	$334,252	$387,893	$463,252
Cost of revenue	139,077	124,404	152,439	214,923
Net revenue	216,128	209,848	235,454	248,329
Net income attributable to Cash America International, Inc.	36,378	26,981	34,777	37,827
Diluted net income per share (a)	$1.13	$0.84	$1.08	$1.18

Diluted weighted average common shares	32,060	31,994	32,248	32,059

2010
Total revenue	$313,067	$292,081	$319,360	$368,831
Cost of revenue	123,838	115,351	124,932	157,029
Net revenue	189,229	176,730	194,428	211,802
Net income attributable to Cash America International, Inc.	32,036	20,889	27,908	34,705
Diluted net income per share (a)	$1.01	$0.66	$0.90	$1.10

Diluted weighted average common shares	31,735	31,665	31,038	31,655

(a)

The sum of the quarterly net income per share amounts may not total to each full year amount presented in the Company’s financial statements because these computations are made independently for each quarter and for the full year and take into account the weighted average number of common shares outstanding for each period, including the effect of dilutive securities for that period.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

22.    Proposed Divestiture of Enova

        On September 15, 2011, Enova International, Inc. (“Enova”), a wholly-owned subsidiary of the Company that comprises the Company’s e-commerce segment, filed a registration statement on Form S-1 with the Securities and Exchange Commission in connection with a proposed initial public offering (“IPO”) of its common stock. In the IPO, Enova will offer common stock to the public, and the Company will also offer a portion of its interest in Enova to the public. The Company currently intends to retain 35% to 49% of its ownership interest in Enova immediately following the IPO. The number of shares of common stock to be offered and the price range for the offering have not yet been determined. If the offering is completed as currently contemplated, Enova will be deconsolidated, and the Company will account for its investment in Enova under the equity method of accounting.

At the date of this report, the registration statement is not effective. The completion of the IPO is subject to numerous conditions, including market conditions, and the Company can provide no assurance that it will be successfully completed. The securities offered under the registration statement may not be sold, nor may offers to buy be accepted prior to the time that the registration statement becomes effective. The information contained in this Form 10-K with respect to this offering shall not constitute an offer to sell or a solicitation of an offer to buy these securities.

23.    Subsequent Events

        The Company has a contractual relationship with a third party entity, Huminal, to compensate and maintain the labor force of its Mexico pawn operations. On January 1, 2012, the labor force of the Mexico pawn operations was transferred from Huminal to a wholly-owned subsidiary of Creazione. As a result of this transaction, Prenda Fácil does not qualify as the primary beneficiary of Huminal under the provisions of ASC 810. Subsequent to December 31, 2011, the results of Huminal will not be consolidated in the Company’s financial statements.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, management of the Company has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the “Exchange Act”) as of December 31, 2011 (the “Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective and provide reasonable assurance (i) to ensure that information required to be disclosed in reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms; and (ii) to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

There was no change in the Company’s internal control over financial reporting during the quarter ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. In addition, PricewaterhouseCoopers LLP, the Company’s independent registered public accounting firm, has attested to the Company’s internal control over financial reporting. The attestation report is included in Item 8 of this Annual Report on Form 10-K.

The Company’s management, including its Chief Executive Officer and Chief Financial Officer, does not expect that the Company’s disclosure controls and procedures or internal controls will prevent or detect all possible misstatements due to error and fraud. The Company’s disclosure controls and procedures and internal controls are, however, designed to provide reasonable assurance of achieving their objectives, and the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective at that reasonable assurance level.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011. In making its assessment of the effectiveness of the Company’s internal control over financial reporting, management of the Company has utilized the criteria established in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on management’s assessment, we concluded that, as of December 31, 2011, the Company’s internal control over financial reporting is effective based on those criteria. All internal control systems, no matter how well designed, have inherent limitations and may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2011 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in this Form 10-K.

/s/ DANIEL R. FEEHAN	/s/ THOMAS A. BESSANT, JR.
Daniel R. Feehan	Thomas A. Bessant, Jr.
President and Chief Executive Officer	Executive Vice President and
Chief Financial Officer

February 27, 2012	February 27, 2012

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this Item 10 with respect to directors, the Audit Committee of the Board of Directors and Audit Committee financial experts is incorporated into this report by reference to the Company’s Proxy Statement for the 2012 Annual Meeting of Shareholders (the “Proxy Statement”), and in particular to the information in the Proxy Statement under the captions “Proposal 1—Election of Directors,” “Board Structure, Corporate Governance Matters and Director Compensation—Committees of the Board of Directors and Meetings—Audit Committee” and “Board Structure, Corporate Governance Matters and Director Compensation—Committees of the Board of Directors and Meetings—Director Nominations—Shareholder Nominations.” The Company plans to file the Proxy Statement within 120 days after December 31, 2011. Information regarding Section 16(a) compliance is incorporated into this report by reference to the information contained under the caption “Board Structure, Corporate Governance Matters and Director Compensation—Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement.

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

Information contained under the caption “Executive Compensation” and “Board Structure, Corporate Governance Matters and Director Compensation—Director Compensation” in the Proxy Statement is incorporated into this report by reference in response to this Item 11.

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

Information contained under the captions “Board Structure, Corporate Governance Matters and Director Compensation—Transactions with Related Persons” and “Board Structure, Corporate Governance Matters and Director Compensation—Committees of the Board of Directors and Meetings” and “Board Structure, Corporate Governance Matters and Director Compensation—Director Independence” in the Proxy Statement is incorporated into this report by reference in response to this Item 13.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information contained under the caption “Proposal 2—Ratification of Independent Registered Public Accounting Firm” in the Proxy Statement is incorporated into this report by reference in response to this Item 14.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following consolidated financial statements and schedules are filed in Item 8 of Part II of this report:

EXHIBIT INDEX

		Incorporated by Reference				Filed Herewith
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date

2.1	Asset Purchase Agreement dated July 28, 2010 by and among Cash America, Inc. of Nevada and Maxit Financial, LLC and its principal listed therein	8-K	001-09733	2.1	8/2/10

2.2	First Amendment to Asset Purchase Agreement dated September 29, 2010 by and among Cash America, Inc. of Nevada and Maxit Financial, LLC and its principal listed therein	10-Q	001-09733	2.2	10/21/10

2.3	Supplemental Disclosure Agreement and Second Amendment to Asset Purchase Agreement dated October 4, 2010 by and among Cash America, Inc. of Nevada and Maxit Financial, LLC and its principal listed therein	10-Q	001-09733	2.3	10/21/10

2.4	Securities Purchase Agreement dated December 11, 2008 by and among Creazione Estilo, S.A. de C.V., (“Creazione”), Cash America of Mexico, Inc., Capital International S.à.r.l., St. Claire, S.A. de C.V. (“St. Claire”), the Seller Parties set forth therein, INVECAMEX, S.A. de C.V. (“INVECAMEX”) and Cash America International, Inc. (the “Company”) (1)	8-K	001-09733	2.1	12/17/08

2.5	First Amendment dated December 15, 2008 to Securities Purchase Agreement dated December 11, 2008 by and among Creazione, Cash America of Mexico, Inc., Capital International S.à.r.l., St. Claire, the Seller Parties set forth therein, INVECAMEX and the Company (1)	8-K	001-09733	2.2	12/17/08

2.6	Option Agreement dated December 11, 2008 between Cash America of Mexico, Inc. and St. Claire (1)	8-K	001-09733	2.3	12/17/08

2.7	First Amendment dated December 15, 2008 to Option Agreement dated December 11, 2008 between Cash America of Mexico, Inc. and St. Claire (1)	8-K	001-09733	2.4	12/17/08

2.8	Asset Purchase Agreement dated July 9, 2006 by and among the Company and The Check Giant, LLC and its subsidiaries and members	8-K	001-09733	2.1	7/10/06

2.9	Amendment Number One dated September 15, 2006 to the Asset Purchase Agreement dated July 9, 2006 by and among the Company and The Check Giant, LLC and its subsidiaries and members	8-K	001-09733	2.1	9/21/06

2.10	Amendment Number Two dated May 4, 2007 to the Asset Purchase Agreement dated July 9, 2006 by and among Cash America Net Holdings, LLC and certain of its subsidiaries (as successors in interest to the Company) and The Check Giant, LLC, its subsidiaries and members	10-Q	001-09733	2.1	5/4/07

		Incorporated by Reference				Filed Herewith
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date

2.11	Amendment Number Three dated October 31, 2008 to the Asset Purchase Agreement dated July 9, 2006 by and among Cash America Net Holdings, LLC and certain of its subsidiaries and The Check Giant, LLC, its subsidiaries and members	10-Q	001-09733	2.1	10/31/08

3.1	Articles of Incorporation of Cash America Investments, Inc. filed in the office of the Secretary of State of Texas on October 4, 1984	S-1	33-10752	3.1	12/11/86

3.2	Articles of Amendment to the Articles of Incorporation of Cash America Investments, Inc. filed in the office of the Secretary of State of Texas on October 26, 1984	S-1	33-10752	3.2	12/11/86

3.3	Articles of Amendment to the Articles of Incorporation of Cash America Investments, Inc. filed in the office of the Secretary of State of Texas on September 24, 1986	S-1	33-10752	3.3	12/11/86

3.4	Articles of Amendment to the Articles of Incorporation of Cash America Investments, Inc. filed in the office of the Secretary of State of Texas on September 30, 1987	S-4/A	33-17275	3.4	10/08/87

3.5	Articles of Amendment to the Articles of Incorporation of Cash America Investments, Inc. filed in the office of the Secretary of State of Texas on April 23, 1992 to change the Company’s name to “Cash America International, Inc.”	10-K	001-09733	3.5	03/29/93

3.6	Articles of Amendment to the Articles of Incorporation of the Company filed in Office of the Secretary of State of Texas on May 21, 1993	10-K	001-09733	3.6	3/30/94

3.7	Amended and Restated Bylaws of the Company effective January 1, 2010	8-K	001-09733	3.1	10/27/09

4.1	Form of Stock Certificate	10-K	001-09733	4.1	03/29/93

4.2	Indenture dated May 19, 2009 between the Company and Wells Fargo Bank, National Association as trustee	8-K	001-09733	4.1	5/19/09

10.1	Credit Agreement dated as of March 30, 2011 among the Company, Wells Fargo Bank, National Association, and certain lenders named therein in the aggregate principal amount of $330,000,000	8-K	001-09733	10.1	4/5/11

		Incorporated by Reference				Filed Herewith
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date

10.2	Standby Letter of Credit Agreement dated as of March 30, 2011 among the Company and Wells Fargo Bank, National Association	8-K	001-09733	10.2	4/5/11

10.3	First Amendment to Credit Agreement dated as of November 29, 2011 among the Company, the Guarantors, Wells Fargo Bank, National Association and certain lenders named therein					X

10.4	Second Amendment to Credit Agreement dated as of November 29, 2011 among the Company, the Guarantors, Wells Fargo Bank, National Association and certain lenders named therein	8-K	001-09733	10.1	11/30/11

10.5	Note Agreement dated as of December 28, 2005 among the Company and the purchasers named therein for the issuance of the Company’s 6.12% Senior Notes due December 28, 2015 in the aggregate principal amount of $40,000,000 (1)	10-Q	001-09733	10.4	10/22/09

10.6	Amendment No. 1 dated December 11, 2008 to Note Agreement dated as of December 28, 2005 among the Company and the purchasers named therein	10-Q	001-09733	10.5	10/22/09

10.7	Note Purchase Agreement dated as of December 19, 2006 among the Company and the purchasers named therein for the issuance of the Company’s 6.09% Series A Senior Notes due December 19, 2016 in the aggregate principal amount of $35,000,000 and 6.21% Series B Senior Notes due December 19, 2021 in the aggregate principal amount of $25,000,000	8-K	001-09733	10.1	12/22/06

10.8	Amendment No. 1 dated December 11, 2008 to Note Purchase Agreement dated as of December 19, 2006 among the Company and the purchasers named therein	10-Q	001-09733	10.6	10/22/09

10.9	Note Purchase Agreement dated January 28, 2010 among the Company and the purchasers named therein for the issuance of the Company’s 7.26% Senior Notes due January 28, 2017 in the aggregate principal amount of $25,000,000 (1)	8-K	001-09733	10.1	2/3/10

10.10	Executive Employment Agreement dated May 1, 2008 by and among the Company, Cash America Management L.P., a wholly-owned subsidiary of the Company, and Daniel R. Feehan *	8-K	001-09733	10.1	5/6/08

10.11	Amendment dated December 24, 2008 to Employment Agreement by and among the Company, Cash America Management L.P., a wholly-owned subsidiary of the Company, and Daniel R. Feehan *	10-K	001-09733	10.24	02/27/09

		Incorporated by Reference				Filed Herewith
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date

10.12	Second Amendment to Employment Agreement dated January 26, 2011 by and among the Company, Cash America Management L.P., a wholly-owned subsidiary of the Company, and Daniel R. Feehan *	8-K	001-09733	10.2	2/1/2011

10.13	Form of Cash America International, Inc. First Amended and Restated Executive Change-in-Control Severance Agreement between the Company, its Division Presidents and each of its Executive Vice Presidents *	8-K	001-09733	10.1	1/31/12

10.14	Cash America International, Inc. 1994 Long-Term Incentive Plan *	10-K	001-09733	10.5	03/29/95

10.15	Cash America International, Inc. First Amended and Restated 2004 Long-Term Incentive Plan, as amended (the “LTIP”) *	8-K	001-09733	10.1	4/28/09

10.16	Amendment to the LTIP dated May 18, 2011 (collectively with the LTIP, the “2004 LTIP”)*	10-Q	001-09733	10.2	7/22/11

10.17	Form of 2011 Long-Term Incentive Plan Award Agreement for Executive Officers under the 2004 LTIP * (1)	10-Q	001-09733	10.2	4/22/11

10.18	Form of 2011 Restricted Stock Unit Award Agreement for Directors under the 2004 LTIP *	10-Q	001-09733	10.1	7/22/11

10.19	Form of 2010 Long-Term Incentive Plan Award Agreement for Executive Officers under the 2004 LTIP * (1)	10-Q	001-09733	10.2	4/23/10

10.20	Form of 2010 Restricted Stock Unit Award Agreement for Directors under the 2004 LTIP *	10-Q	001-09733	10.1	7/23/10

10.21	Form of 2009 Long-Term Incentive Plan Award Agreement for Executive Officers under the 2004 LTIP * (1)	10-Q	001-09733	10.3	5/4/09

10.22	Form of 2009 Restricted Stock Unit Award Agreement for Directors under the 2004 LTIP *	10-Q	001-09733	10.3	7/24/09

10.23	First form of 2008 Long Term Incentive Plan Award Agreement under the 2004 LTIP* (1)	10-Q	001-09733	10.1	4/28/08

10.24	Second form of 2008 Long Term Incentive Plan Award Agreement under the 2004 LTIP * (1)	10-Q	001-09733	10.2	4/28/08

10.25	Cash America International, Inc. 2008 Long Term Incentive Plan for Cash America Net Holdings, LLC *	8-K	001-09733	10.2	4/28/09

10.26	2011 Amendment to the Cash America International, Inc. 2008 Long Term Incentive Plan for Cash America Net Holdings, LLC dated January 26, 2011 *	8-K	001-09733	10.1	2/1/11

		Incorporated by Reference				Filed Herewith
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date

10.27	Form of Unit Award Certificate for Employees under the Cash America International, Inc. 2008 Long-Term Incentive Plan for Cash America Net Holdings, LLC *	10-Q	001-09733	10.4	7/24/09

10.28	Cash America Net Holdings, LLC First Amended and Restated 2007 Long-Term Incentive Plan *	10-K	001-09733	10.31	2/26/10

10.29	2011 Amendment to the Cash America Net Holdings, LLC First Amended and Restated 2007 Long-Term Incentive Plan dated January 26, 2011 *	10-K	001-09733	10.32	2/25/11

10.30	Unit Award Certificate for Timothy S. Ho under the Cash America Net Holdings, LLC 2007 Long-Term Incentive Plan *	10-K	001-09733	10.32	2/26/10

10.31	Form of 2011 Long-Term Incentive Plan Award Agreement for the E-Commerce Division of the Company under the 2004 LTIP * (1)	10-Q	001-09733	10.3	4/22/11

10.32	Cash America International, Inc. Supplemental Executive Retirement Plan, as amended and restated effective January 1, 2009 *	10-K	001-09733	10.32	2/27/09

10.33	Cash America International, Inc. Nonqualified Savings Plan, as amended and restated effective January 1, 2009 *	10-K	001-09733	10.33	2/27/09

10.34	First Amendment to the Cash America International, Inc. Nonqualified Savings Plan effective October 1, 2010 *	10-Q	001-09733	10.3	7/22/11

10.35	Cash America International, Inc. Senior Executive Bonus Plan *	DEF 14A	001-09733	1	3/29/07

10.36	First Amendment to the Cash America International, Inc. Senior Executive Bonus Plan dated January 28, 2009 *	10-K	001-09733	10.34	2/27/09

10.37	Summary of 2011 Terms and Conditions of the Cash America International, Inc. Short-Term Incentive Plan under the Cash America International, Inc. Senior Executive Bonus Plan *	10-Q	001-09733	10.6	4/22/11

10.38	Cash America International, Inc. Severance Pay Plan For Executives dated December 31, 2008 *	8-K	001-09733	10.1	1/22/09

10.39	Cash America International, Inc. 401(k) Savings Plan as amended and restated effective January 1, 2010*	S-8	333-167661	4.8	6/21/10

10.40	First Amendment to the Cash America International, Inc. 401(k) Savings Plan effective September 23, 2010*	10-Q	001-09733	10.4	7/22/11

		Incorporated by Reference				Filed Herewith
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date

10.41	Second Amendment to the Cash America International, Inc. 401(k) Savings Plan effective April 29, 2011*	10-Q	001-09733	10.5	7/22/11

21	Subsidiaries of the Company					X

23	Consent of PricewaterhouseCoopers LLP					X

31.1	Certification of Chief Executive Officer					X

31.2	Certification of Chief Financial Officer					X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

99.1	Press Release dated January 27, 2011 announcing a stock repurchase program	8-K	001-09733	99.2	1/27/11

101.INS (2)	XBRL Instance Document					X	(3)

101.SCH (2)	XBRL Taxonomy Extension Schema Document					X	(3)

101.CAL (2)	XBRL Taxonomy Extension Calculation Linkbase Document					X	(3)

101.LAB (2)	XBRL Taxonomy Label Linkbase Document					X	(3)

101.DEF (2)	XBRL Taxonomy Extension Definition Linkbase Document					X	(3)

101.PRE (2)	XBRL Taxonomy Extension Presentation Linkbase Document					X	(3)

*	Indicates management contract or compensatory plan, contract or arrangement.

(1)	Pursuant to 17 CFR 240.24b-2, portions of this exhibit have been omitted and have been filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.
(2)	Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2011 and December 31, 2010; (ii) Consolidated Statements of Income for the years ended December 31, 2011, December 31, 2010 and December 31, 2009; (iii) Consolidated Statements of Equity at December 31, 2011, December 31, 2010 and December 31, 2009; (iv) Consolidated Statements of Comprehensive Income for the years ended December 31, 2011, December 31, 2010 and December 31, 2009; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2011, December 31, 2010 and December 31, 2009; and (vi) Notes to Consolidated Financial Statements (tagged as a block of text).
(3)	Submitted electronically herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CASH AMERICA INTERNATIONAL, INC.

Date: February 27, 2012	By:	/s/ DANIEL R. FEEHAN
Daniel R. Feehan
Chief Executive Officer and President

Pursuant to the requirements of the Securities and Exchange Act of 1934, the report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JACK R. DAUGHERTY	Chairman of the Board	February 27, 2012
Jack R. Daugherty	of Directors

/s/ DANIEL R. FEEHAN	Chief Executive Officer,	February 27, 2012
Daniel R. Feehan	President and Director
(Principal Executive Officer)

/s/ THOMAS A. BESSANT, JR.	Executive Vice President and	February 27, 2012
Thomas A. Bessant, Jr.	Chief Financial Officer
(Principal Financial and
Accounting Officer)

/s/ DANIEL E. BERCE	Director	February 27, 2012
Daniel E. Berce

/s/ ALBERT GOLDSTEIN	Director	February 27, 2012
Albert Goldstein

/s/ JAMES H. GRAVES	Director	February 27, 2012
James H. Graves

/s/ B. D. HUNTER	Director	February 27, 2012
B. D. Hunter

/s/ TIMOTHY J. McKIBBEN	Director	February 27, 2012
Timothy J. McKibben

/s/ ALFRED M. MICALLEF	Director	February 27, 2012
Alfred M. Micallef

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Shareholders of

Cash America International, Inc.

Our audits of the consolidated financial statements and of the effectiveness of internal control over financial reporting referred to in our report dated February 27, 2012 appearing in this Annual Report on Form 10-K also included an audit of the financial statement schedule listed in Item 15 of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

Fort Worth, Texas

February 27, 2012

SCHEDULE II

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

For the Three Years Ended December 31, 2011

(dollars in thousands)

		Additions
Description	Balance at Beginning of Period	Charged to Expense		Charged to Other	Deductions		Balance at End of Period

Allowance for valuation of inventory

Year Ended:
December 31, 2011	$700		$—	$—	$—			$700
December 31, 2010	$700		$—	$—	$—			$700

December 31, 2009	$700		$—	$—	$—	(a)		$700

Allowance for valuation of discontinued operations(b)

Year Ended:
December 31, 2011	$—		$—	$—	$—			$—
December 31, 2010	$—		$—	$—	$—			$—
December 31, 2009	$28		$—	$—	$28			$—

(a)

Deducted from allowance for the Company’s modifications to its methodology for assessing the reasonableness of its inventory allowance. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion.

(b)	Represents amounts related to business discontinued in 2001.

EXHIBIT INDEX

		Incorporated by Reference

Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

2.1	Asset Purchase Agreement dated July 28, 2010 by and among Cash America, Inc. of Nevada and Maxit Financial, LLC and its principal listed therein	8-K	001-09733	2.1	8/2/10

2.2	First Amendment to Asset Purchase Agreement dated September 29, 2010 by and among Cash America, Inc. of Nevada and Maxit Financial, LLC and its principal listed therein	10-Q	001-09733	2.2	10/21/10

2.3	Supplemental Disclosure Agreement and Second Amendment to Asset Purchase Agreement dated October 4, 2010 by and among Cash America, Inc. of Nevada and Maxit Financial, LLC and its principal listed therein	10-Q	001-09733	2.3	10/21/10

2.4	Securities Purchase Agreement dated December 11, 2008 by and among Creazione Estilo, S.A. de C.V., (“Creazione”), Cash America of Mexico, Inc., Capital International S.à.r.l., St. Claire, S.A. de C.V. (“St. Claire”), the Seller Parties set forth therein, INVECAMEX, S.A. de C.V. (“INVECAMEX”) and Cash America International, Inc. (the “Company”) (1)	8-K	001-09733	2.1	12/17/08

2.5	First Amendment dated December 15, 2008 to Securities Purchase Agreement dated December 11, 2008 by and among Creazione, Cash America of Mexico, Inc., Capital International S.à.r.l., St. Claire, the Seller Parties set forth therein, INVECAMEX and the Company (1)	8-K	001-09733	2.2	12/17/08

2.6	Option Agreement dated December 11, 2008 between Cash America of Mexico, Inc. and St. Claire (1)	8-K	001-09733	2.3	12/17/08

2.7	First Amendment dated December 15, 2008 to Option Agreement dated December 11, 2008 between Cash America of Mexico, Inc. and St. Claire (1)	8-K	001-09733	2.4	12/17/08

2.8	Asset Purchase Agreement dated July 9, 2006 by and among the Company and The Check Giant, LLC and its subsidiaries and members	8-K	001-09733	2.1	7/10/06

2.9	Amendment Number One dated September 15, 2006 to the Asset Purchase Agreement dated July 9, 2006 by and among the Company and The Check Giant, LLC and its subsidiaries and members	8-K	001-09733	2.1	9/21/06

		Incorporated by Reference

Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

2.10	Amendment Number Two dated May 4, 2007 to the Asset Purchase Agreement dated July 9, 2006 by and among Cash America Net Holdings, LLC and certain of its subsidiaries (as successors in interest to the Company) and The Check Giant, LLC, its subsidiaries and members	10-Q	001-09733	2.1	5/4/07

2.11	Amendment Number Three dated October 31, 2008 to the Asset Purchase Agreement dated July 9, 2006 by and among Cash America Net Holdings, LLC and certain of its subsidiaries and The Check Giant, LLC, its subsidiaries and members	10-Q	001-09733	2.1	10/31/08

3.1	Articles of Incorporation of Cash America Investments, Inc. filed in the office of the Secretary of State of Texas on October 4, 1984	S-1	33-10752	3.1	12/11/86

3.2	Articles of Amendment to the Articles of Incorporation of Cash America Investments, Inc. filed in the office of the Secretary of State of Texas on October 26, 1984	S-1	33-10752	3.2	12/11/86

3.3	Articles of Amendment to the Articles of Incorporation of Cash America Investments, Inc. filed in the office of the Secretary of State of Texas on September 24, 1986	S-1	33-10752	3.3	12/11/86

3.4	Articles of Amendment to the Articles of Incorporation of Cash America Investments, Inc. filed in the office of the Secretary of State of Texas on September 30, 1987	S-4/A	33-17275	3.4	10/08/87

3.5	Articles of Amendment to the Articles of Incorporation of Cash America Investments, Inc. filed in the office of the Secretary of State of Texas on April 23, 1992 to change the Company’s name to “Cash America International, Inc.”	10-K	001-09733	3.5	03/29/93

3.6	Articles of Amendment to the Articles of Incorporation of the Company filed in Office of the Secretary of State of Texas on May 21, 1993	10-K	001-09733	3.6	3/30/94

3.7	Amended and Restated Bylaws of the Company effective January 1, 2010	8-K	001-09733	3.1	10/27/09

4.1	Form of Stock Certificate	10-K	001-09733	4.1	03/29/93

4.2	Indenture dated May 19, 2009 between the Company and Wells Fargo Bank, National Association as trustee	8-K	001-09733	4.1	5/19/09

		Incorporated by Reference

Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.1	Credit Agreement dated as of March 30, 2011 among the Company, Wells Fargo Bank, National Association, and certain lenders named therein in the aggregate principal amount of $330,000,000	8-K	001-09733	10.1	4/5/11

10.2	Standby Letter of Credit Agreement dated as of March 30, 2011 among the Company and Wells Fargo Bank, National Association	8-K	001-09733	10.2	4/5/11

10.3	First Amendment to Credit Agreement dated as of November 29, 2011 among the Company, the Guarantors, Wells Fargo Bank, National Association and certain lenders named therein					X

10.4	Second Amendment to Credit Agreement dated as of November 29, 2011 among the Company, the Guarantors, Wells Fargo Bank, National Association and certain lenders named therein	8-K	001-09733	10.1	11/30/11

10.5	Note Agreement dated as of December 28, 2005 among the Company and the purchasers named therein for the issuance of the Company’s 6.12% Senior Notes due December 28, 2015 in the aggregate principal amount of $40,000,000 (1)	10-Q	001-09733	10.4	10/22/09

10.6	Amendment No. 1 dated December 11, 2008 to Note Agreement dated as of December 28, 2005 among the Company and the purchasers named therein	10-Q	001-09733	10.5	10/22/09

10.7	Note Purchase Agreement dated as of December 19, 2006 among the Company and the purchasers named therein for the issuance of the Company’s 6.09% Series A Senior Notes due December 19, 2016 in the aggregate principal amount of $35,000,000 and 6.21% Series B Senior Notes due December 19, 2021 in the aggregate principal amount of $25,000,000	8-K	001-09733	10.1	12/22/06

10.8	Amendment No. 1 dated December 11, 2008 to Note Purchase Agreement dated as of December 19, 2006 among the Company and the purchasers named therein	10-Q	001-09733	10.6	10/22/09

10.9	Note Purchase Agreement dated January 28, 2010 among the Company and the purchasers named therein for the issuance of the Company’s 7.26% Senior Notes due January 28, 2017 in the aggregate principal amount of $25,000,000 (1)	8-K	001-09733	10.1	2/3/10

10.10	Executive Employment Agreement dated May 1, 2008 by and among the Company, Cash America Management L.P., a wholly-owned subsidiary of the Company, and Daniel R. Feehan *	8-K	001-09733	10.1	5/6/08

		Incorporated by Reference

Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.11	Amendment dated December 24, 2008 to Employment Agreement by and among the Company, Cash America Management L.P., a wholly-owned subsidiary of the Company, and Daniel R. Feehan *	10-K	001-09733	10.24	02/27/09

10.12	Second Amendment to Employment Agreement dated January 26, 2011 by and among the Company, Cash America Management L.P., a wholly-owned subsidiary of the Company, and Daniel R. Feehan *	8-K	001-09733	10.2	2/1/2011

10.13	Form of Cash America International, Inc. First Amended and Restated Executive Change-in-Control Severance Agreement between the Company, its Division Presidents and each of its Executive Vice Presidents *	8-K	001-09733	10.1	1/31/12

10.14	Cash America International, Inc. 1994 Long-Term Incentive Plan *	10-K	001-09733	10.5	03/29/95

10.15	Cash America International, Inc. First Amended and Restated 2004 Long-Term Incentive Plan, as amended (the “LTIP”) *	8-K	001-09733	10.1	4/28/09

10.16	Amendment to the LTIP dated May 18, 2011 (collectively with the LTIP, the “2004 LTIP”)*	10-Q	001-09733	10.2	7/22/11

10.17	Form of 2011 Long-Term Incentive Plan Award Agreement for Executive Officers under the 2004 LTIP * (1)	10-Q	001-09733	10.2	4/22/11

10.18	Form of 2011 Restricted Stock Unit Award Agreement for Directors under the 2004 LTIP *	10-Q	001-09733	10.1	7/22/11

10.19	Form of 2010 Long-Term Incentive Plan Award Agreement for Executive Officers under the 2004 LTIP * (1)	10-Q	001-09733	10.2	4/23/10

10.20	Form of 2010 Restricted Stock Unit Award Agreement for Directors under the 2004 LTIP *	10-Q	001-09733	10.1	7/23/10

10.21	Form of 2009 Long-Term Incentive Plan Award Agreement for Executive Officers under the 2004 LTIP * (1)	10-Q	001-09733	10.3	5/4/09

10.22	Form of 2009 Restricted Stock Unit Award Agreement for Directors under the 2004 LTIP *	10-Q	001-09733	10.3	7/24/09

10.23	First form of 2008 Long Term Incentive Plan Award Agreement under the 2004 LTIP* (1)	10-Q	001-09733	10.1	4/28/08

10.24	Second form of 2008 Long Term Incentive Plan Award Agreement under the 2004 LTIP * (1)	10-Q	001-09733	10.2	4/28/08

10.25	Cash America International, Inc. 2008 Long Term Incentive Plan for Cash America Net Holdings, LLC *	8-K	001-09733	10.2	4/28/09

		Incorporated by Reference

Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.26	2011 Amendment to the Cash America International, Inc. 2008 Long Term Incentive Plan for Cash America Net Holdings, LLC dated January 26, 2011 *	8-K	001-09733	10.1	2/1/11

10.27	Form of Unit Award Certificate for Employees under the Cash America International, Inc. 2008 Long-Term Incentive Plan for Cash America Net Holdings, LLC *	10-Q	001-09733	10.4	7/24/09

10.28	Cash America Net Holdings, LLC First Amended and Restated 2007 Long-Term Incentive Plan *	10-K	001-09733	10.31	2/26/10

10.29	2011 Amendment to the Cash America Net Holdings, LLC First Amended and Restated 2007 Long-Term Incentive Plan dated January 26, 2011 *	10-K	001-09733	10.32	2/25/11

10.30	Unit Award Certificate for Timothy S. Ho under the Cash America Net Holdings, LLC 2007 Long-Term Incentive Plan *	10-K	001-09733	10.32	2/26/10

10.31	Form of 2011 Long-Term Incentive Plan Award Agreement for the E-Commerce Division of the Company under the 2004 LTIP * (1)	10-Q	001-09733	10.3	4/22/11

10.32	Cash America International, Inc. Supplemental Executive Retirement Plan, as amended and restated effective January 1, 2009 *	10-K	001-09733	10.32	2/27/09

10.33	Cash America International, Inc. Nonqualified Savings Plan, as amended and restated effective January 1, 2009 *	10-K	001-09733	10.33	2/27/09

10.34	First Amendment to the Cash America International, Inc. Nonqualified Savings Plan effective October 1, 2010 *	10-Q	001-09733	10.3	7/22/11

10.35	Cash America International, Inc. Senior Executive Bonus Plan *	DEF 14A	001-09733	1	3/29/07

10.36	First Amendment to the Cash America International, Inc. Senior Executive Bonus Plan dated January 28, 2009 *	10-K	001-09733	10.34	2/27/09

10.37	Summary of 2011 Terms and Conditions of the Cash America International, Inc. Short-Term Incentive Plan under the Cash America International, Inc. Senior Executive Bonus Plan *	10-Q	001-09733	10.6	4/22/11

10.38	Cash America International, Inc. Severance Pay Plan For Executives dated December 31, 2008 *	8-K	001-09733	10.1	1/22/09

10.39	Cash America International, Inc. 401(k) Savings Plan as amended and restated effective January 1, 2010*	S-8	333-167661	4.8	6/21/10

		Incorporated by Reference

Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.40	First Amendment to the Cash America International, Inc. 401(k) Savings Plan effective September 23, 2010*	10-Q	001-09733	10.4	7/22/11

10.41	Second Amendment to the Cash America International, Inc. 401(k) Savings Plan effective April 29, 2011*	10-Q	001-09733	10.5	7/22/11

21	Subsidiaries of the Company					X

23	Consent of PricewaterhouseCoopers LLP					X

31.1	Certification of Chief Executive Officer					X

31.2	Certification of Chief Financial Officer					X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

99.1	Press Release dated January 27, 2011 announcing a stock repurchase program	8-K	001-09733	99.2	1/27/11

101.INS(2)	XBRL Instance Document					X	(3)

101.SCH(2)	XBRL Taxonomy Extension Schema Document					X	(3)

101.CAL(2)	XBRL Taxonomy Extension Calculation Linkbase Document					X	(3)

101.LAB(2)	XBRL Taxonomy Label Linkbase Document					X	(3)

101.DEF(2)	XBRL Taxonomy Extension Definition Linkbase Document					X	(3)

101.PRE(2)	XBRL Taxonomy Extension Presentation Linkbase Document					X	(3)

*	Indicates management contract or compensatory plan, contract or arrangement.

(1)	Pursuant to 17 CFR 240.24b-2, portions of this exhibit have been omitted and have been filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.
(2)	Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2011 and December 31, 2010; (ii) Consolidated Statements of Income for the years ended December 31, 2011, December 31, 2010 and December 31, 2009; (iii) Consolidated Statements of Equity at December 31, 2011, December 31, 2010 and December 31, 2009; (iv) Consolidated Statements of Comprehensive Income for the years ended December 31, 2011, December 31, 2010 and December 31, 2009; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2011, December 31, 2010 and December 31, 2009; and (vi) Notes to Consolidated Financial Statements (tagged as a block of text).
(3)	Submitted electronically herewith.