Form 10-Q
period 2012-03-31
CASH AMERICA INTERNATIONAL INC
filed 2012-04-30
CIK 807884

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

  (Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Yes  ☐        No  ☑

APPLICABLE ONLY TO CORPORATE ISSUERS:

29,374,400 of the Registrants’ common shares, $.10 par value, were issued and outstanding as of April 16, 2012.

CASH AMERICA INTERNATIONAL, INC.

CAUTIONARY NOTE CONCERNING FACTORS THAT MAY AFFECT FUTURE RESULTS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. You should not place undue reliance on these statements. These forward-looking statements give current expectations or forecasts of future events and reflect the views and assumptions of senior management of Cash America International, Inc. (the “Company”) with respect to the business, financial condition and prospects of the Company. When used in this report, terms such as “believes,” “estimates,” “should,” “could,” “would,” “plans,” “expects,” “anticipates,” “may,” “forecast,” “project” and similar expressions or variations as they relate to the Company or its management are intended to identify forward-looking statements. Forward-looking statements address matters that involve risks and uncertainties that are beyond the ability of the Company to control and, in some cases, predict. Accordingly, there are or will be important factors that could cause the Company’s actual results to differ materially from those indicated in these statements. Key factors that could cause the Company’s actual financial results, performance or condition to differ from the expectations expressed or implied in such forward-looking statements include, but are not limited to, the following:

•

changes in domestic and foreign pawn, consumer credit, tax and other laws and government rules and regulations applicable to the Company’s business, or changes in the interpretation or enforcement thereof, and the anticipated regulation of consumer financial products and services by the Consumer Financial Protection Bureau;

•	acceptance by consumers, legislators and regulators of the negative characterization by the media and consumer activists with respect to certain of the Company’s loan products;

•	risks related to the Company’s previously-announced proposed initial public offering of common stock of the Company’s wholly-owned subsidiary, Enova International, Inc.;

•	the deterioration of the political, regulatory or economic environment in foreign countries where the Company operates or in the future may operate;

•	the actions of third parties who provide, acquire or offer products and services to, from or for the Company;

•	changes in demand for the Company’s services and the continued acceptance of the online channel by the Company’s online loan customers;

•	fluctuations in the price of gold or a deterioration in economic conditions;

•	changes in competition;

•	the ability of the Company to open new locations in accordance with plans or to successfully integrate newly acquired businesses into the Company’s operations;

•	interest rate and foreign currency exchange rate fluctuations;

•	the effect of any current or future litigation proceedings and any judicial decisions or rule-making that could render the Company’s arbitration agreements illegal or unenforceable;

•	changes in the capital markets, including the debt and equity markets;

•	changes in the Company’s ability to satisfy its debt obligations or to refinance existing debt obligations or obtain new capital to finance growth;

•	a prolonged interruption in the Company’s operations of its facilities, systems and business functions, including its information technology and other business systems;

•	security breaches, cyber attacks or fraudulent activity;

•	the implementation of new, or changes in the interpretation of existing, accounting principles or financial reporting requirements;

•	acts of God, war or terrorism, pandemics and other events;

•	the effect of any of such changes on the Company’s business or the markets in which the Company operates; and

•	other risks and uncertainties described in this report or from time to time in the Company’s filings with the Securities and Exchange Commission (the “SEC”).

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share data)

(Unaudited)

	March 31,		December 31,
	2012	2011	2011
Assets
Current assets:
Cash and cash equivalents	$63,606	$42,414	$62,542
Pawn loans	206,343	186,937	253,519
Consumer loans, net	200,365	126,135	222,778
Merchandise held for disposition, net	139,519	117,784	161,884
Pawn loan fees and service charges receivable	38,797	35,530	48,003
Prepaid expenses and other assets	34,213	31,566	31,301
Deferred tax assets	32,312	26,606	35,065
Total current assets	715,155	566,972	815,092
Property and equipment, net	250,722	220,817	246,429
Goodwill	567,830	545,665	562,721
Intangible assets, net	33,956	29,584	34,771
Other assets	15,074	14,738	15,236
Total assets	$1,582,737	$1,377,776	$1,674,249

Liabilities and Equity
Current liabilities:
Accounts payable and accrued expenses	$88,472	$82,213	$113,113
Customer deposits	11,464	10,434	9,935
Income taxes currently payable	19,894	12,823	12,880
Current portion of long-term debt	35,939	17,689	34,273
Total current liabilities	155,769	123,159	170,201
Deferred tax liabilities	92,277	64,435	89,712
Noncurrent income tax payable	2,602	2,568	2,315
Other liabilities	1,254	1,935	1,413
Long-term debt	371,969	352,883	503,018
Total liabilities	$623,871	$544,980	$766,659

Equity:
Cash America International, Inc. equity:
Common stock, $0.10 par value per share, 80,000,000 shares authorized, 30,235,164 shares issued and outstanding	3,024	3,024	3,024
Additional paid-in capital	164,722	164,516	167,683
Retained earnings	816,496	679,546	776,060
Accumulated other comprehensive income (loss)	3,460	9,677	(6,896)
Treasury shares, at cost (888,336 shares, 869,699 shares and 1,011,356 shares at March 31, 2012 and 2011, and at December 31, 2011, respectively)	(33,051)	(29,935)	(37,419)
Total Cash America International, Inc. shareholders’ equity	954,651	826,828	902,452
Noncontrolling interest	4,215	5,968	5,138
Total equity	958,866	832,796	907,590
Total liabilities and equity	$1,582,737	$1,377,776	$1,674,249

See notes to consolidated financial statements.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2012	2011
Revenue
Pawn loan fees and service charges	$72,899	$65,282
Proceeds from disposition of merchandise	208,383	171,927
Consumer loan fees	172,840	123,127
Other	3,366	4,528
Total Revenue	457,488	364,864
Cost of Revenue
Disposed merchandise	138,321	109,236
Consumer loan loss provision	62,383	39,500
Total Cost of Revenue	200,704	148,736

Net Revenue	256,784	216,128
Expenses
Operations and administration	170,155	140,458
Depreciation and amortization	14,621	12,442
Total Expenses	184,776	152,900
Income from Operations	72,008	63,228
Interest expense	(7,176)	(5,611)
Interest income	29	22
Foreign currency transaction gain (loss)	87	(96)
Equity in loss of unconsolidated subsidiary	(117)	(4)
Income before Income Taxes	64,831	57,539
Provision for income taxes	24,308	21,752
Net Income	40,523	35,787
Net loss attributable to the noncontrolling interest	944	591
Net Income Attributable to Cash America International, Inc.	$41,467	$36,378
Earnings Per Share:
Net Income attributable to Cash America International, Inc. common shareholders:
Basic	$1.40	$1.22
Diluted	$1.30	$1.13
Weighted average common shares outstanding:
Basic	29,616	29,755
Diluted	31,912	32,060
Dividends declared per common share	$0.035	$0.035

See notes to consolidated financial statements.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(dollars in thousands)

(Unaudited)

	Three Months Ended March 31,
	2012	2011
Net income	$40,523	$35,787
Other comprehensive gain, net of tax:
Unrealized derivatives gain(a)	12	15
Foreign currency translation gain(b)	9,615	4,631
Marketable securities unrealized gain(c)	750	466
Total other comprehensive gain, net of tax	10,377	5,112
Comprehensive income	$50,900	$40,899
Net loss attributable to the noncontrolling interest	944	591
Foreign currency translation gain, net of tax, attributable to the noncontrolling interest	(21)	(232)
Comprehensive loss attributable to the noncontrolling interest	923	359
Comprehensive Income Attributable to Cash America International, Inc.	$51,823	$41,258

(a)	Net of tax (provision) of $(6) and $(8) for the three months ended March 31, 2012 and 2011, respectively.
(b)	Net of tax (provision)/benefit of $(1,105) and $148 for the three months ended March 31, 2012 and 2011, respectively.
(c)	Net of tax (provision) of $(403) and $(251) for the three months ended March 31, 2012 and 2011, respectively.

See notes to consolidated financial statements.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

(dollars in thousands, except per share data)

(Unaudited)

	Common Stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Treasury shares, at cost		Total share- holders’ equity	Non-controlling interest	Total Equity
	Shares	Amount				Shares	Amount
Balance at January 1, 2011	30,235,164	$3,024	$165,658	$644,208	$4,797	(685,315)	$(21,283)	$796,404	$6,327	$802,731
Shares issued under stock-based plans			(2,852)			92,982	2,937	85		85
Stock-based compensation expense			1,236					1,236		1,236
Income tax benefit from stock-based compensation			474					474		474
Net income attributable to Cash America International, Inc.				36,378				36,378		36,378
Dividends paid				(1,040)				(1,040)		(1,040)
Unrealized derivatives gain, net of tax					15			15		15
Foreign currency translation gain, net of tax					4,399			4,399	232	4,631
Marketable securities unrealized gain, net of tax					466			466		466
Purchases of treasury shares						(277,366)	(11,589)	(11,589)		(11,589)
Loss attributable to the noncontrolling interest								—	(591)	(591)
Balance at March 31, 2011	30,235,164	$3,024	$164,516	$679,546	$9,677	(869,699)	$(29,935)	$826,828	$5,968	$832,796

Balance at January 1, 2012	30,235,164	$3,024	$167,683	$776,060	$(6,896)	(1,011,356)	$(37,419)	$902,452	$5,138	$907,590
Shares issued under stock-based plans			(5,805)			167,765	6,304	499		499
Stock-based compensation expense			1,555					1,555		1,555
Income tax benefit from stock-based compensation			1,289					1,289		1,289
Net income attributable to Cash America International, Inc.				41,467				41,467		41,467
Dividends paid				(1,031)				(1,031)		(1,031)
Unrealized derivatives gain, net of tax					12			12		12
Foreign currency translation gain, net of tax					9,594			9,594	21	9,615
Marketable securities unrealized gain, net of tax					750			750		750
Purchases of treasury shares						(44,745)	(1,936)	(1,936)		(1,936)
Loss attributable to the noncontrolling interest								—	(944)	(944)
Balance at March 31, 2012	30,235,164	$3,024	$164,722	$816,496	$3,460	(888,336)	$(33,051)	$954,651	$4,215	$958,866

See notes to consolidated financial statements.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

(Unaudited)

	Three Months Ended March 31,
	2012	2011
Cash Flows from Operating Activities
Net Income	$40,523	$35,787
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,621	12,442
Amortization of debt discount and issuance costs	929	870
Consumer loan loss provision	62,383	39,500
Stock-based compensation	1,555	1,236
Deferred income taxes, net	4,198	9,039
Excess income tax benefit from stock-based compensation	(1,289)	(474)
Other	458	2,357
Changes in operating assets and liabilities, net of assets acquired:
Merchandise held for disposition	8,592	(2,211)
Pawn loan fees and service charges receivable	9,470	5,809
Finance and service charges on consumer loans	2,781	(167)
Prepaid expenses and other assets	(1,778)	(7,345)
Accounts payable and accrued expenses	(16,251)	(10,654)
Current income taxes	8,734	12,538
Other operating assets and liabilities	1,587	1,354
Net cash provided by operating activities	136,513	100,081
Cash Flows from Investing Activities
Pawn loans made	(172,027)	(157,824)
Pawn loans repaid	132,570	114,889
Principal recovered through dispositions of forfeited pawn loans	101,624	89,433
Consumer loans made or purchased	(416,429)	(332,442)
Consumer loans repaid	368,371	302,461
Acquisitions, net of cash acquired	(4,184)	—
Purchases of property and equipment	(16,665)	(10,996)
Other investing activities	—	(404)
Net cash (used in) provided by investing activities	(6,740)	5,117
Cash Flows from Financing Activities
Net repayments under bank lines of credit	(124,726)	(110,991)
Issuance of long-term debt	—	50,000
Net proceeds from re-issuance of treasury shares	499	85
Loan costs paid	—	(2,622)
Payments on notes payable and other obligations	(5,417)	(25,840)
Excess income tax benefit from stock-based compensation	1,289	474
Treasury shares purchased	(1,936)	(11,589)
Dividends paid	(1,031)	(1,040)
Net cash used in financing activities	(131,322)	(101,523)
Effect of exchange rates on cash	2,613	415
Net increase in cash and cash equivalents	1,064	4,090
Cash and cash equivalents at beginning of year	62,542	38,324
Cash and cash equivalents at end of period	$63,606	$42,414
Supplemental Disclosures
Non-cash investing and financing activities
Pawn loans forfeited and transferred to merchandise held for disposition	$88,066	$74,050
Pawn loans renewed	$70,823	$42,601
Consumer loans renewed	$159,738	$118,775

See notes to consolidated financial statements.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include all of the accounts of Cash America International, Inc. and its subsidiaries (the “Company”). All significant intercompany accounts and transactions have been eliminated in consolidation.

The financial statements as of March 31, 2012 and 2011 and for the three-month periods then ended are unaudited but, in management’s opinion, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for such interim periods. The year-end consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by Generally Accepted Accounting Principles in the United States of America (“GAAP”). Operating results for the three-month period are not necessarily indicative of the results that may be expected for the full fiscal year.

In the first quarter of 2012, the Company changed its accounting policy with respect to its foreign pawn operations to reflect pledged collateral underlying nonperforming pawn loans as “Merchandise held for disposition, net,” the proceeds received from the disposition of this collateral as “Proceeds from disposition of merchandise” and the cost basis for this collateral as “Cost of disposed merchandise” in its consolidated financial statements. The Company believes this change, from one generally accepted accounting principle to another generally accepted accounting principle, is preferable because it enhances comparability of its financial statements by reporting financial results associated with its foreign pawn operations in the same manner as the financial results associated with its domestic pawn operations. The Company did not change its accounting policy with respect to its domestic pawn operations, and the change in the Company’s accounting policy with respect to its foreign pawn operations had no impact on the Company’s consolidated Net Revenue or Net Income previously reported. The change has been applied retrospectively. The following tables summarize the impact of the accounting change in the Company’s consolidated financial statements as of and for the three months ended March 31, 2011 and as of December 31, 2011 (dollars in thousands):

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	As of and for the three months ended March 31, 2011
	As previously reported	As adjusted
Consolidated Balance Sheet
Merchandise held for disposition, net	$110,490	$117,784
Prepaid expenses and other assets	37,709	31,566
Pawn loans	188,088	186,937
Consolidated Statements of Income
Pawn loan fees and service charges	$66,889	$65,282
Proceeds from disposition of merchandise	160,661	171,927
Total revenue	355,205	364,864
Cost of disposed merchandise	99,577	109,236
Total cost of revenue	139,077	148,736
Consolidated Statement of Cash Flows
Merchandise held for disposition	$(3,292)	$(2,211)
Prepaid expenses and other assets	(7,938)	(7,345)
Net cash provided by operating activities	98,407	100,081
Pawn loans repaid	126,076	114,889
Principal recovered through dispositions of forfeited pawn loans	80,064	89,433
Net cash used in investing activities	6,935	5,117
Consolidated Statement of Cash Flows—Supplemental Disclosures
Pawn loans forfeited and transferred to merchandise held for disposition	$62,863	$74,050

	As of December 31, 2011
	As previously reported	As adjusted
Consolidated Balance Sheet
Merchandise held for disposition, net	$151,274	$161,884
Prepaid expenses and other assets	41,911	31,301

Prior to 2012, the Company had a contractual relationship with a third party entity, Huminal, S.A. de C.V., a Mexican sociedad anónima de capital variable (“Huminal”), to compensate and maintain the labor force of its Mexico pawn operations, of which the Company is a majority owner due to the December 16, 2008 acquisition by the Company of 80% of the outstanding stock of Creazione Estilo, S.A. de C.V., a Mexican sociedad anónima de capital variable (“Creazione”), operating under the name “Prenda Fácil” (referred to as “Prenda Fácil”). On January 1, 2012, the labor force of the Mexico pawn operations was transferred from Huminal to a wholly-owned subsidiary of Creazione. However, Prenda Fácil qualifies as the primary beneficiary of Huminal in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810, Consolidation (“ASC 810”). Therefore, the results and balances of Huminal are consolidated and allocated to net income attributable to noncontrolling interests.

These financial statements and related notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

On September 15, 2011, Enova International, Inc. (“Enova”), a wholly-owned subsidiary of the Company that comprises its e-commerce segment, filed a registration statement on Form S-1 with the Securities and Exchange Commission in connection with a proposed initial public offering of its common stock. See Note 12 for further discussion of this transaction.

Revenue Recognition

Pawn loan fees and service charges. Pawn loans are short-term loans made on the pledge of tangible personal property. Pawn loan fees and service charges revenue are accrued ratably over the term of the loan for the portion of those pawn loans deemed collectible. The typical loan term is generally 30 to 90 days plus, in many cases, an additional grace period (typically 10 to 60 days). A pawn loan is considered nonperforming if the customer does not repay or, where allowed by law, renew or extend the loan at its contractual maturity plus any applicable grace period. Pawn loan fees and service charges do not accrue on nonperforming loans. Pawn loans written during each calendar month are aggregated and tracked for performance. This empirical data allows the Company to analyze the characteristics of its outstanding pawn loan portfolio and assess the collectability of the principal balance in addition to pawn loan fees and service charges.

Proceeds from and cost of disposed merchandise. Upon the sale of merchandise, the Company realizes gross profit, which is the difference between the Company’s cost basis in the loan, or the amount paid for purchased merchandise, both of which are recorded as cost of sales, and the amount of proceeds from the sale. The cost of disposed merchandise is computed on the specific identification basis. Interim customer payments for layaway sales are recorded as customer deposits and subsequently recognized as revenue during the period in which the final payment is received.

Merchandise Held for Disposition

Merchandise held for disposition consists primarily of forfeited collateral from pawn loans not repaid and merchandise that is purchased directly from third parties or from customers. The carrying value of the forfeited collateral and other merchandise held for disposition is stated at the lower of cost (which is the cost basis in the loan or the amount paid for purchased merchandise) or fair value. The Company provides an allowance for returns and valuation based on management’s evaluation of the characteristics of the merchandise and historical shrinkage rates. Because pawn loans are made without recourse to the borrower, the Company does not investigate or rely upon the borrower’s creditworthiness, but instead bases its lending decision on an evaluation of the pledged personal property. The amount the Company is willing to finance is typically based on a percentage of the pledged personal property’s estimated disposition value. The Company uses numerous sources in determining an item’s estimated disposition value, including the Company’s automated product valuation system as well as catalogs, “blue books,” newspapers, internet research and previous experience with disposing of similar items. The Company performs a physical count of its merchandise in each location on multiple occasions on a cyclical basis and reviews the composition of inventory by category and age in order to assess the adequacy of the allowance.

Recently Adopted Accounting Pronouncements

In September 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-08, Testing Goodwill for Impairment (“ASU 2011-08”). This update is intended to simplify goodwill impairment testing by adding an optional qualitative review step to assess whether the required quantitative impairment analysis that exists under GAAP is necessary. Under the amended rule a company will not be required to calculate the fair value of a reporting unit that contains recorded goodwill unless it concludes, based on the qualitative assessment, that it is more likely than not (a likelihood of more than 50 percent) that the fair value of that reporting unit is less than its book value. If such a decline in fair value is deemed more likely than not to have occurred, then the quantitative goodwill impairment test that exists under current GAAP must be completed. If not, goodwill is deemed not impaired and no further testing is

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

required until the next annual test date, unless conditions or events before that date raise concerns of potential impairment. The amended goodwill impairment guidance does not affect the manner in which a company estimates fair value. The Company adopted ASU 2011-08 on January 1, 2012 and the adoption did not have a material effect on its financial position or results of operations.

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”), which enhances comparability between entities that report under GAAP and those that report under International Financial Reporting Standards (“IFRS”). ASU 2011-05 requires companies to present the components of net income and other comprehensive income either as one continuous statement or as two consecutive statements. It eliminates the option to present components of other comprehensive income as part of the statement of equity. ASU 2011-05 is effective for the Company’s interim and annual periods beginning after December 15, 2011 and must be applied retrospectively. In December 2011, the FASB issued ASU No. 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 (“ASU 2011-12”). ASU 2011-12 effectively defers only those changes in ASU 2011-05 that relate to the presentation of reclassification adjustments out of accumulated other comprehensive income. The Company adopted ASU 2011-05 and ASU 2011-12 on January 1, 2012 and the adoption did not have a material effect on its financial position or results of operations.

In May 2011, the FASB issued ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“ASU 2011-04”), which amends ASC 820, Fair Value Measurement (“ASC 820”). ASU 2011-04 provides a consistent definition and measurement of fair value, as well as similar disclosure requirements between GAAP and IFRS. ASU 2011-04 changes certain fair value measurement principles, clarifies the application of existing fair value measurement and expands the ASC 820 disclosure requirements, particularly for Level 3 fair value measurements. ASU 2011-04 is effective for the Company prospectively for interim and annual periods beginning after December 15, 2011. The Company adopted ASU 2011-04 on January 1, 2012 and the adoption did not have a material effect on its financial position or results of operations.

2.	Acquisitions

Pawn Partners, Inc.

Pursuant to its business strategy of expanding storefront operations in the United States, the Company’s wholly-owned subsidiary, Cash America, Inc. of Nevada, entered into an agreement to acquire substantially all of the assets of Pawn Partners, Inc., Pawn Partners -Tucson, Inc., Pawn Partners – Tucson II, Inc., Pawn Partners – Tucson 3, Inc., Pawn Partners – Tucson 4, Inc. and Pawn Partners – Yuma, Inc. (collectively, “Pawn Partners”) on November 22, 2011 (the “Pawn Partners acquisition”), the final closing for which was to occur following receipt of all applicable licensing and regulatory approvals. The Company assumed the economic benefits of these pawnshops by operating them under a management arrangement that commenced on November 30, 2011. As of March 31, 2012, all of the regulatory licenses had been obtained, and the management arrangement had been terminated. Pawn Partners operated a seven-store chain of pawn lending locations as franchised Cash America locations under the name “SuperPawn.” The seven locations are located in Tucson, Flagstaff and Yuma, Arizona. As of March 31, 2012, the Company has paid aggregate consideration of $52.8 million, of which $3.6 million was paid during the three months ended March 31, 2012. The Company incurred acquisition costs of $0.1 million related to the acquisition. The goodwill of $26.7 million arising from the acquisition consists largely of the synergies and economies of scale expected from combining the operations of the Company and Pawn Partners. As further described in Note 8, the activities and goodwill related to the Pawn Partners acquisition are included in the results of the Company’s retail services segment.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

3.	Credit Quality Information on Pawn Loans

The Company manages the pawn loan portfolio by monitoring the type and adequacy of collateral compared to historical gross profit margins. If a pawn loan defaults, the Company must rely on the disposition of pawned property to recover the principal amount of an unpaid pawn loan, plus a yield on the investment, because pawn loans are non-recourse against the customer. As a result, the customer’s creditworthiness is not a significant factor in the loan decision, and a decision to redeem pawned property does not affect the customer’s personal credit status with other third-party creditors. In addition, the customer’s creditworthiness does not affect the Company’s financial position or results of operations. Generally, forfeited merchandise has historically sold for an amount in excess of the cost of goods sold (which is the lower of the cash amount loaned or market value). Goods pledged to secure pawn loans are tangible personal property items such as jewelry, tools, televisions and other electronics, musical instruments and other miscellaneous items. A pawn loan is considered nonperforming if the customer does not make a payment in accordance with the contractual requirements. When a pawn loan is considered nonperforming, any accrued pawn loan fees and service charges are reversed and additional pawn loan fees and service charges are not accrued. As of March 31, 2012 and 2011 and December 31, 2011, the Company had performing pawn loans outstanding of $202.6 million, $182.1 million and $248.4 million, respectively, and nonperforming pawn loans outstanding of $3.7 million, $4.8 million and $5.1 million, respectively.

4.	Consumer Loans, Credit Quality Information and Allowances and Liabilities for Estimated Losses on Consumer Loans

Each consumer loan provides customers with cash, typically in exchange for a fee and an agreement to repay the amount advanced. These transactions result in a receivable or a loan, owed to the Company or a third-party lender that the Company guarantees. The Company’s consumer loan portfolio consists of consumer loans the Company originates, guarantees or purchases and includes: short-term loans, which include single payment loans and line of credit products, and longer-term multi-payment installment loans. Through the credit services organization programs (the “CSO programs”), the Company provides services related to a third-party lender’s consumer loan product in some markets by acting as a credit services organization or credit access business on behalf of consumers in accordance with applicable state laws. Services offered under the CSO programs include credit related services such as arranging loans with independent third-party lenders and assisting in the preparation of loan applications and loan documents. Under the CSO programs, the Company also guarantees consumer loan payment obligations to the third-party lender in the event that the consumer defaults on the loan. A customer who obtains a loan through the CSO programs pays the Company a fee for these credit services (“CSO fees”). Consumer loan fee revenue generated from the Company’s consumer loans, CSO programs and related activities for the three months ended March 31, 2012 and 2011 was as follows (dollars in thousands):

	Three Months Ended March 31,
	2012	2011

Interest and fees on short-term loans	$148,293	$114,994
Interest and fees on installment loans	24,547	8,133

Total consumer loan fees	$172,840	$123,127

The Company monitors the performance of its portfolio of consumer loans and maintains either an allowance or liability for estimated losses on consumer loans (including fees and interest) at a level estimated to be adequate to absorb credit losses inherent in the portfolio. The allowance for losses on the Company’s owned consumer loans reduces the outstanding loan balance in the consolidated balance sheets. In addition, the Company maintains a liability for estimated losses related to loans guaranteed under the CSO programs which approximates the fair value of the liability and is included in “Accounts payable and accrued expenses” on the consolidated balance sheets.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

In determining the allowance or liability for estimated losses on consumer loans, the Company applies a documented systematic methodology. Outstanding loans are divided into discrete groups of short-term loans and installment loans and are analyzed as performing or nonperforming. Short-term consumer loans are considered nonperforming as of the payment due date when payment of an amount due has not been made as of that date (after allowing for normal payment processing time). An installment loan is considered nonperforming if the customer does not make two consecutive payments.

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

The allowance deducted from the carrying value of consumer loans was $58.7 million, $35.0 million and $63.1 million at March 31, 2012 and 2011 and December 31, 2011, respectively. In connection with its CSO programs, the Company guarantees consumer loan payment obligations to unrelated third-party lenders and is required to purchase the loan should a consumer not make payments as required by the contract. The guarantee represents an obligation to purchase specific loans that go into default, which generally have terms of less than 90 days. At March 31, 2012 and 2011 and December 31, 2011, the amount of consumer loans guaranteed by the Company was $44.5 million, $38.8 million and $59.4 million, respectively, representing amounts due under consumer loans originated by third-party lenders under the CSO programs. The estimated fair value of the liability related to these guarantees of $2.0 million, $1.7 million and $3.1 million at March 31, 2012 and 2011 and December 31, 2011, respectively, is included in “Accounts payable and accrued expenses” in the accompanying consolidated balance sheets.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

The components of Company-owned consumer loan portfolio receivables at March 31, 2012 and 2011 and December 31, 2011 were as follows (dollars in thousands):

	As of March 31, 2012
	Short-term Loans	Installment Loans	Total
Performing loans	$136,158	$65,127	$201,285
Nonperforming loans	47,775	10,018	57,793
Total consumer loans, gross	183,933	75,145	259,078
Less: Allowance for losses	(43,425)	(15,288)	(58,713)
Consumer loans, net	$140,508	$59,857	$200,365

	As of March 31, 2011
	Short-term Loans	Installment Loans	Total
Performing loans	$101,283	$20,122	$121,405
Nonperforming loans	36,447	3,293	39,740
Total consumer loans, gross	137,730	23,415	161,145
Less: Allowance for losses	(30,512)	(4,498)	(35,010)
Consumer loans, net	$107,218	$18,917	$126,135

	As of December 31, 2011
	Short-term Loans	Installment Loans	Total
Performing loans	$157,156	$59,165	$216,321
Nonperforming loans	59,049	10,480	69,529
Total consumer loans, gross	216,205	69,645	285,850
Less: Allowance for losses	(50,129)	(12,943)	(63,072)
Consumer loans, net	$166,076	$56,702	$222,778

Changes in the allowance for losses for the Company-owned loans and the liability for estimated losses on the Company’s guarantees of third-party lender-owned loans during the three months ended March 31, 2012 and 2011 were as follows (dollars in thousands):

	Three Months Ended March 31, 2012
	Short-term Loans	Installment Loans	MLOC(a)	Total
Allowance for losses for Company-owned consumer loans:

Balance at beginning of period	$50,129	$12,943	$-	$63,072
Consumer loan loss provision	48,954	14,498	-	63,452
Charge-offs	(65,276)	(13,337)	-	(78,613)
Recoveries	9,618	1,184	-	10,802

Balance at end of period	$43,425	$15,288	$-	$58,713

Liability for third-party lender-owned consumer loans:

Balance at beginning of period	$2,617	$445	$-	$3,062
Decrease in liability	(987)	(82)	-	(1,069)

Balance at end of period	$1,630	$363	$-	$1,993

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

	Three Months Ended March 31, 2011
	Short-term Loans	Installment Loans	MLOC(a)	Total
Allowance for losses for Company-owned consumer loans:

Balance at beginning of period	$34,455	$2,988	$1,510	$38,953
Consumer loan loss provision	36,169	4,888	(430)	40,627
Charge-offs	(47,601)	(3,561)	(1,514)	(52,676)
Recoveries	7,489	183	434	8,106

Balance at end of period	$30,512	$4,498	$-	$35,010
Liability for third-party lender-owned consumer loans:

Balance at beginning of period	$2,610	$228	$-	$2,838
Decrease in liability	(1,109)	(18)	-	(1,127)

Balance at end of period	$1,501	$210	$-	$1,711

(a) Represents micro line of credit (“MLOC”) receivables, which are participation interests in receivables acquired from a third-party lender. The Company stopped providing MLOC services on behalf of a third-party lender in October 2010 when the lender discontinued offering MLOC advances.

5.	Merchandise Held For Disposition

In the Company’s domestic operations, merchandise held for disposition consists primarily of forfeited collateral from pawn loans not repaid and merchandise that is purchased directly from third parties or from customers. The carrying value of the forfeited collateral and other merchandise held for disposition is stated at the lower of cost (which is the cost basis in the loan or the amount paid for purchased merchandise) or fair value. With respect to the Company’s foreign pawn operations, collateral underlying unredeemed pawn loans is not owned by the Company; however, the Company assumes the risk of loss on such collateral that allows for recognition of the assets. Accordingly, the Company classifies these assets as “Merchandise held for disposition” in the consolidated balance sheets.

As of March 31, 2012 and 2011 and December 31, 2011, the Company had merchandise held for disposition, net, of $128.2 million, $110.5 million and $151.3 million, respectively, associated with its domestic retail services operations, and $11.3 million, $7.3 million and $10.6 million, respectively, associated with its foreign retail services operations.

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

The following table sets forth the reconciliation of numerators and denominators for the basic and diluted earnings per share computation for the three months ended March 31, 2012 and 2011 (dollars in thousands, except per share amounts):

		Three Months Ended March 31,
		2012	2011
	Numerator:
	Net income attributable to Cash America International, Inc.	$41,467	$36,378

	Denominator:
	Total weighted average basic shares (a)	29,616	29,755
	Shares applicable to stock-based compensation(b)	297	585
	Convertible debt(c)	1,999	1,720

	Total weighted average diluted shares (d)	31,912	32,060

	Net income – basic	$1.40	$1.22

	Net income – diluted	$1.30	$1.13

(a)	Includes vested restricted stock units of 279 and 220, as well as 32 and 32 shares in the Company’s nonqualified deferred compensation plan for the three months ended March 31, 2012 and 2011, respectively.
(b)	Includes shares related to outstanding option awards that are exercisable and shares related to unvested or deferred restricted stock unit awards.
(c)	The shares issuable with respect to the Company’s 2009 Convertible Notes due 2029 (the “2009 Convertible Notes”) have been calculated using the treasury stock method. The Company intends to settle the principal portion of the convertible debt in cash; therefore, only the shares related to the conversion spread have been included in weighted average diluted shares.
(d)	There are no anti-dilutive shares for the three months ended March 31, 2012 and 2011.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

7.	Long-Term Debt

The Company’s long-term debt instruments and balances outstanding at March 31, 2012 and 2011 and December 31, 2011 were as follows (dollars in thousands):

		Balance at
		March 31,		December 31,
		2012	2011	2011
	Domestic and multi-currency line of credit up to $380,000 ($100,000 due 2013, $280,000 due 2015)(a)	$156,113	$104,034	$280,839
	6.21% senior unsecured notes due 2021	22,727	25,000	22,727
	6.09% senior unsecured notes due 2016	35,000	35,000	35,000
	6.12% senior unsecured notes due 2012	13,333	26,667	16,667
	7.26% senior unsecured notes due 2017	25,000	25,000	25,000
	Variable rate senior unsecured note due 2015	47,917	50,000	50,000
	5.25% convertible senior unsecured notes due 2029	107,818	104,871	107,058
	Total debt	$407,908	$370,572	$537,291
	Less current portion	35,939	17,689	34,273
	Total long-term debt	$371,969	$352,883	$503,018

(a)	$100.0 million of the available balance matures on the earlier of May 29, 2013 or the second business day following the closing of the proposed initial public offering of common stock of Enova if it generates at least $350.0 million in net proceeds.

Domestic and Multi-Currency Line

On March 30, 2011, the Company entered into a new credit agreement for up to $330.0 million of credit with a group of commercial banks (the “Original Credit Agreement”). On November 29, 2011, the Company amended the Credit Agreement, to increase the amount available by $100.0 million, to $430.0 million (the “Credit Agreement”). The Credit Agreement consists of a $380.0 million line of credit, which includes the ability to borrow up to $50.0 million in specified foreign currencies or U.S. dollars (the “Domestic and Multi-currency Line”) and a $50.0 million term loan facility (the “2015 Variable Rate Notes”). The line of credit commitment amount will decrease by $100.0 million, to $280.0 million, on the earlier of May 29, 2013 or the second business day following the closing of the proposed initial public offering of common stock of Enova. if it generates at least $350.0 million in net proceeds. See Note 12 for further discussion of this transaction. Interest on the Domestic and Multi-currency Line is charged, at the Company’s option, at either the London Interbank Offered Rate (“LIBOR”) plus a margin varying from 2.00% to 3.25%, or at the agent’s base rate plus a margin varying from 0.50% to 1.75%. Interest on the 2015 Variable Rate Notes is charged, at the Company’s option, at either LIBOR plus a margin of 3.50% or at the agent’s base rate plus a margin of 2.00%. The margin for the Domestic and Multi-currency Line is dependent on the Company’s cash flow leverage ratios as defined in the Credit Agreement. The Company also pays a fee on the unused portion of the Domestic and Multi-currency Line ranging from 0.25% to 0.50% (0.38% at March 31, 2012) based on the Company’s cash flow leverage ratios. The weighted average interest rate (including margin) on the Domestic and Multi-currency Line and the 2015 Variable Rate Notes, respectively, was 3.03% and 3.75% at March 31, 2012. The Domestic and Multi-currency Line matures on March 31, 2015. The 2015 Variable Rate Notes require quarterly principal payments of $2.1 million with any outstanding principal remaining due at maturity on March 31, 2015.

At March 31, 2012 and 2011, borrowings under the Company’s Domestic and Multi-currency Line consisted of four pricing tranches with maturity dates ranging from three to 31 days. However, the Company routinely refinances borrowings pursuant to the terms of its Domestic and Multi-currency Line. Therefore, these borrowings are reported as part of the applicable line of credit and as long-term debt.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

Other

On March 30, 2011, in conjunction with the establishment of the Original Credit Agreement, the Company entered into a separate credit agreement for the issuance of $20.0 million in letters of credit (the “Letter of Credit Facility”). The Company had standby letters of credit of $18.1 million issued under the Letter of Credit Facility at March 31, 2012.

Each of the Company’s credit agreements and senior unsecured notes require the Company to maintain certain financial ratios. As of March 31, 2012, the Company was in compliance with all covenants or other requirements set forth in its debt agreements.

8.	Operating Segment Information

The Company has two operating segments: retail services and e-commerce. The retail services segment includes all of the operations of the Company’s Retail Services Division, which is composed of both domestic and foreign storefront locations that offer some or all of the following services: pawn lending, consumer loans, the purchase and sale of merchandise, check cashing and other ancillary services such as money orders, wire transfers and prepaid debit cards. Most of these ancillary services offered in the retail services segment are provided through third party vendors. The e-commerce segment includes the operations of the Company’s E-Commerce Division, which is composed of the Company’s domestic and foreign online channels (and includes the Company’s internet lending activities and other ancillary services). In the e-commerce segment, certain administrative expenses are allocated between the domestic and foreign components based on the amount of loans written. See Note 12 for further discussion of the proposed sale of a portion of the Company’s ownership in its wholly-owned subsidiary that comprises its e-commerce segment through an initial public offering.

During the first quarter of 2012, the Company changed the presentation of its operating segment information to report corporate operations separately from its retail services and e-commerce segment information. Corporate administrative expense, which was previously allocated to each segment based on personnel expense, is included under the “Corporate” heading in the following tables. For comparison purposes, operations and administration expenses for prior years have been conformed to the current presentation. Corporate operations primarily include corporate expenses, such as personnel, legal, occupancy, and other costs related to corporate service functions, such as executive oversight, insurance and risk management, public and government relations, internal audit, treasury, payroll, compliance and licensing, finance, accounting, tax, certain information systems and collections support and other similar services. Corporate income includes miscellaneous income not directly attributable to the Company’s segments. Corporate assets primarily include: corporate property and equipment, non-qualified savings plan assets, marketable securities, foreign exchange forward contracts and prepaid insurance.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

	Retail Services			E-Commerce
	Domestic	Foreign	Total	Domestic	Foreign	Total	Corporate	Consolidated

Three Months Ended March 31, 2012
Revenue
Pawn loan fees and service charges	$69,413	$3,486	$72,899	$-	$-	$-	$-	$72,899
Proceeds from disposition of merchandise	195,986	12,397	208,383	-	-	-	-	208,383
Consumer loan fees	29,372	-	29,372	69,124	74,344	143,468	-	172,840
Other	2,962	49	3,011	165	(6)	159	196	3,366
Total revenue	297,733	15,932	313,665	69,289	74,338	143,627	196	457,488
Disposed merchandise	127,128	11,193	138,321	-	-	-	-	138,321
Consumer loan loss provision	4,466	-	4,466	21,954	35,963	57,917	-	62,383
Total cost of revenue	131,594	11,193	142,787	21,954	35,963	57,917	-	200,704
Net revenue	166,139	4,739	170,878	47,335	38,375	85,710	196	256,784

Expenses
Operations and administration	91,259	8,194	99,453	23,816	26,723	50,539	20,163	170,155
Depreciation and amortization	7,132	1,128	8,260	2,612	263	2,875	3,486	14,621
Total expenses	98,391	9,322	107,713	26,428	26,986	53,414	23,649	184,776
Income (loss) from operations	$67,748	$(4,583)	$63,165	$20,907	$11,389	$32,296	$(23,453)	$72,008
As of March 31, 2012
Total assets	$844,689	$123,245	$967,934	$339,199	$143,757	$482,956	$131,847	$1,582,737
Goodwill			$357,459			$210,371		$567,830

	Retail Services			E-Commerce
	Domestic	Foreign	Total	Domestic	Foreign	Total	Corporate	Consolidated

Three Months Ended March 31, 2011
Revenue
Pawn loan fees and service charges	$60,226	$5,056	$65,282	$-	$-	$-	$-	$65,282
Proceeds from disposition of merchandise	160,661	11,266	171,927	-	-	-	-	171,927
Consumer loan fees	25,835	-	25,835	58,711	38,581	97,292	-	123,127
Other	3,725	102	3,827	233	308	541	160	4,528
Total revenue	250,447	16,424	266,871	58,944	38,889	97,833	160	364,864
Disposed merchandise	99,577	9,659	109,236	-	-	-	-	109,236
Consumer loan loss provision	3,183	-	3,183	17,158	19,159	36,317	-	39,500
Total cost of revenue	102,760	9,659	112,419	17,158	19,159	36,317	-	148,736

Net revenue	147,687	6,765	154,452	41,786	19,730	61,516	160	216,128
Expenses
Operations and administration	82,561	9,261	91,822	18,904	15,315	34,219	14,417	140,458
Depreciation and amortization	6,045	1,511	7,556	2,748	192	2,940	1,946	12,442
Total expenses	88,606	10,772	99,378	21,652	15,507	37,159	16,363	152,900
Income (loss) from operations	$59,081	$(4,007)	$55,074	$20,134	$4,223	$24,357	$(16,203)	$63,228
As of March 31, 2011
Total assets	$741,075	$126,750	$867,825	$304,071	$72,054	$376,125	$133,826	$1,377,776
Goodwill			$335,383			$210,282		$545,665

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

9.	Litigation

On August 6, 2004, James E. Strong filed a purported class action lawsuit in the State Court of Cobb County, Georgia against Georgia Cash America, Inc., Cash America International, Inc. (together with Georgia Cash America, Inc., “Cash America”), Daniel R. Feehan, and several unnamed officers, directors, owners and “stakeholders” of Cash America. The lawsuit alleges many different causes of action, among the most significant of which is that Cash America made illegal short-term loans in Georgia in violation of Georgia’s usury law, the Georgia Industrial Loan Act and Georgia’s Racketeer Influenced and Corrupt Organizations Act (“RICO”). First National Bank of Brookings, South Dakota (“FNB”) and Community State Bank of Milbank, South Dakota (“CSB”) for some time made loans to Georgia residents through Cash America’s Georgia operating locations. The complaint in this lawsuit claims that Cash America was the true lender with respect to the loans made to Georgia borrowers and that FNB and CSB’s involvement in the process is “a mere subterfuge.” Based on this claim, the suit alleges that Cash America was the “de facto” lender and was illegally operating in Georgia. The complaint seeks unspecified compensatory damages, attorney’s fees, punitive damages and the trebling of any compensatory damages. In November 2009 the case was certified as a class action lawsuit. In August 2011, Cash America filed a motion for summary judgment, and in October 2011, the plaintiffs filed a cross-motion for partial summary judgment. Hearings on the motions were held in October and November 2011, and the trial court entered an order granting summary judgment in favor of Cash America on one of plaintiff’s claims, denying the remainder of Cash America’s motion and granting plaintiff’s cross-motion for partial summary judgment. Cash America filed a notice of appeal in December 2011 on the grant of plaintiff’s partial summary judgment, which is pending before the Georgia Court of Appeals. The Company is currently unable to estimate a range of reasonably possible losses, as defined by ASC 450-20-20, Contingencies – Loss Contingencies – Glossary (“ASC 450-20-20”), for this litigation. Cash America believes that the Plaintiffs’ claims in this suit are without merit and is vigorously defending this lawsuit.

On March 5, 2009, Peter Alfeche and Kim Saunders, on behalf of themselves and all others similarly situated, filed a purported class action lawsuit in the U.S. District Court for the Eastern District of Pennsylvania against Cash America International, Inc., Cash America Net of Nevada, LLC (“CashNet Nevada”), Cash America Net of Pennsylvania, LLC and Cash America of PA, LLC, d/b/a CashNetUSA.com (collectively, “CashNetUSA”). The lawsuit alleges, among other things, that CashNetUSA’s online consumer loan activities in Pennsylvania were illegal and in violation of various Pennsylvania laws, including the Loan Interest Protection Law, the Pennsylvania Consumer Discount Company Act (the “CDCA”) and the Unfair Trade Practices and Consumer Protection Laws. The lawsuit also seeks declaratory judgment that several of CashNetUSA’s contractual provisions, including the class action waiver and the choice of law and arbitration provisions, are not enforceable under Pennsylvania law and that CashNetUSA’s loan contracts are void and unenforceable. The complaint seeks compensatory damages (including the trebling of certain damages), punitive damages and attorney’s fees. CashNetUSA filed a motion to enforce the arbitration provision, including its class action waiver, located in the agreements governing the lending activities. In August 2011, the U.S. District Court ruled that the arbitration provision, which includes the class action waiver, was valid and enforceable and granted the motion to compel arbitration and stayed the litigation. In August 2011, the plaintiffs filed a motion to reconsider, which the court denied, and in September 2011, the plaintiffs filed a motion for certification for interlocutory appeal, which was denied in November 2011. On February 24, 2012, plaintiffs filed a motion for reconsideration of the court’s decision, and the court has not yet ruled on this motion. Neither the likelihood of an unfavorable outcome nor the ultimate liability, if any, with respect to this matter can be determined at this time, and the Company is currently unable to estimate a range of reasonably possible losses, as defined by ASC 450-20-20, for this litigation. The Company believes that the plaintiffs’ claims in this suit are without merit and intends to vigorously defend this lawsuit.

On December 4, 2009, Krystle Wilson filed a lawsuit against Cash America Net of Illinois d/b/a CashNetUSA alleging violation of the Texas Debt Collection Practices Act, violation of the Texas Deceptive Trade Practices Act and invasion of privacy. In April 2011, the plaintiff amended her petition to include a purported class action claim and named Cash America International, Inc., Cash America Net Holdings, LLC, Cash America Net of Texas, LLC and Enova Financial Holdings, LLC as additional defendants (and corrected the name of the previously-named defendant to Cash America Net of Illinois, LLC) (collectively, “CashNet”). The amended petition alleges, among other things,

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

that CashNet’s consumer loan activities violated the Texas Credit Services Organization Act (“CSOA”) and that in its efforts to collect on loans issued through the CSOA loan program, CashNet violated the Texas and Federal Fair Debt Collection Practices Acts. The plaintiff was seeking unspecified compensatory damages, attorney’s fees and punitive damages. In June 2011, CashNet removed this action to the U.S. District Court for the Northern District of Texas (Fort Worth Division) and filed a motion to enforce the arbitration provision, including the class action waiver, located in the agreements governing the lending activities. On February 1, 2012, the court ruled that the arbitration provision, which includes the class action waiver, was valid and enforceable and granted the Company’s motion to compel arbitration and dismissed the litigation.

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

The Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2012 and 2011 and December 31, 2011 are as follows (dollars in thousands):

	March 31,	Fair Value Measurements Using
	2012	Level 1	Level 2	Level 3
Financial assets (liabilities):
Forward currency exchange contracts	$(396)	$-	$(396)	$-
Nonqualified savings plan assets(a)	10,336	10,336	-	-
Marketable securities(b)	5,565	5,565	-	-
Total	$15,505	$15,901	$(396)	$-

	March 31,	Fair Value Measurements Using
	2011	Level 1	Level 2	Level 3
Financial assets (liabilities):
Interest rate contracts	$1	$-	$1	$-
Forward currency exchange contracts	(372)	-	(372)	-
Nonqualified savings plan assets(a)	8,352	8,352	-	-
Marketable securities(b)	4,370	4,370	-	-
Total	$12,351	$12,722	$(371)	$-

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

		December 31,	Fair Value Measurements Using
		2011	Level 1	Level 2	Level 3
	Financial assets (liabilities):
	Forward currency exchange contracts	$260	$-	$260	$-
	Nonqualified savings plan assets(a)	8,264	8,264	-	-
	Marketable securities(b)	4,412	4,412	-	-
	Total	$12,936	$12,676	$260	$-

(a)	The non-qualified savings plan assets have an offsetting liability of equal amount, which is included in “Accounts payable and accrued expenses” in the Company’s consolidated balance sheets.
(b)	Unrealized total losses, net of tax, on these securities of $0.1 million, $0.8 million and $0.8 million as of March 31, 2012 and 2011, and December 31, 2011, respectively, are recorded in “Accumulated other comprehensive income (loss)” in the Company’s consolidated statements of equity.

The Company measures the value of its forward currency exchange contracts under Level 2 inputs as defined by ASC 820-10. For these forward currency exchange contracts, standard valuation models are used to determine fair value. The significant inputs used in these models are derived from observable market transactions. The fair value of the nonqualified savings plan assets and marketable securities, both of which are classified as available for sale, are measured under a Level 1 input. These assets are publicly traded equity securities for which market prices are readily observable. During the three months ended March 31, 2012 and 2011, there were no transfers of assets in or out of Level 1 or Level 2 fair value measurements.

Other Fair Value Disclosures

The Company’s other financial liabilities as of March 31, 2012 and 2011 and December 31, 2011 that are not measured at fair value in the consolidated balance sheets but for which fair value is required to be disclosed are as follows (dollars in thousands):

	Carrying Value	Estimated Fair Value
	March 31,	March 31,	Fair Value Measurement Using
	2012	2012	Level 1	Level 2	Level 3
Financial liabilities:
Bank lines of credit	$156,113	$162,053	$-	$162,053	$-
Senior unsecured notes	143,977	142,501	-	142,501	-
2009 Convertible Notes	107,818	225,544	-	225,544	-
Total	$407,908	$530,098	$-	$530,098	$-

	Carrying Value	Estimated Fair Value
	March 31,	March 31,	Fair Value Measurement Using
	2011	2011	Level 1	Level 2	Level 3
Financial liabilities:
Bank lines of credit	$104,034	$104,034	$-	$104,034	$-
Senior unsecured notes	161,667	160,634	-	160,634	-
2009 Convertible Notes	104,871	222,238	-	222,238	-
Total	$370,572	$486,906	$-	$486,906	$-

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

	Carrying Value	Estimated Fair Value
	December 31,	December 31,	Fair Value Measurement Using
	2011	2011	Level 1	Level 2	Level 3
Financial liabilities:
Bank lines of credit	$280,839	$291,983	$-	$291,983	$-
Senior unsecured notes	149,394	147,721	-	147,721	-
2009 Convertible Notes	107,058	220,642	-	220,642	-
Total	$537,291	$660,346	$-	$660,346	$-

The Company measures the value of long-term debt instruments under Level 2 inputs. The fair values of the Company’s long-term debt instruments are estimated based on market values for debt issues with similar characteristics or rates currently available for debt with similar terms. The Company’s bank lines of credit have a higher fair market value than the carrying value due to the difference in yield when compared to recent issuances of similar types of credit. The Company’s senior unsecured notes have a lower fair market value than the carrying value due to the difference in yield when compared to recent issuances of similar senior unsecured notes. The 2009 Convertible Notes have a higher fair value than carrying value due to the Company’s stock price as of each period presented above exceeding the applicable conversion price for the 2009 Convertible Notes, thereby increasing the value of the instrument for bondholders.

The carrying amounts and estimated fair values of financial instruments at March 31, 2012 and 2011 and December 31, 2011 were as follows (dollars in thousands):

	As of March 31,					As of December 31,
	2012		2011			2011
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value		Carrying Value		Estimated Fair Value
Financial assets:
Cash and cash equivalents	$63,606	$63,606	$42,414	$42,414	$	62,542	$	62,542
Pawn loans	206,343	206,343	186,937	186,937		253,519		253,519
Consumer loans, net	200,365	200,365	126,135	126,135		222,778		222,778

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

11.	Derivative Instruments

The Company periodically uses derivative instruments to manage risk from changes in market conditions that may affect the Company’s financial performance. The Company primarily uses derivative instruments to manage its primary market risks, which are interest rate risk and foreign currency exchange rate risk.

During 2011, the Company used interest rate cap agreements for the purpose of managing interest rate exposure on its floating rate debt. For derivatives designated as cash flow hedges, the effective portions of changes in the estimated fair value of the derivative are reported in “Accumulated other comprehensive income (loss)” (or “OCI”) and are subsequently reclassified into earnings when the hedged item affects earnings. The change in the estimated fair value of the ineffective portion of the hedge, if any, was recorded as income or expense.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

The Company uses forward currency exchange contracts to minimize the effects of foreign currency risk in the United Kingdom and Australia and, for the three months ended March 31, 2011, in Mexico. The Company’s forward currency exchange contracts are non-designated derivatives. Any gain or loss resulting from these contracts is recorded as income or loss and is included in “Foreign currency transaction gain (loss)” in the Company’s consolidated statements of income. The Company does not currently manage its exposure to risk from foreign currency exchange rate fluctuations through the use of forward currency exchange contracts in Canada. As the Company’s foreign operations continue to grow, management will continue to evaluate and implement foreign exchange rate risk management strategies.

The fair values of the Company’s derivative instruments at March 31, 2012 and 2011 and December 31, 2011 were as follows (dollars in thousands):

		Balance at

Assets	Balance Sheet Location	March 31, 2012		March 31, 2011		December 31, 2011
Derivatives designated as hedges:		Notional Amount	Fair Value	Notional Amount	Fair Value	Notional Amount	Fair Value
Interest rate contracts	Prepaid expenses and other assets	$—	$—	$30,000	$1	$15,000	$—

Non-designated derivatives:
Forward currency exchange contracts	Prepaid expenses and other assets	$76,671	$(396)	$51,246	$(372)	$80,375	$260

The following table presents information on the effect of derivative instruments on the consolidated results of operations and OCI for the three months ended March 31, 2012 and 2011 (dollars in thousands):

	Losses Recognized in Income		Gains Recognized in OCI		Gains (Losses) Reclassified From OCI into Income
	Three Months Ended		Three Months Ended		Three Months Ended
	March 31,		March 31,		March 31,
	2012	2011	2012	2011	2012	2011

Derivatives designated as hedges:
Interest rate contracts	$—	$—	$12	$15	$—	$—
Total	$—	$—	$12	$15	$—	$—

Non-designated derivatives:
Forward currency exchange contracts(a)	$(2,910)	$(1,456)	$—	$—	$—	$—
Total	$(2,910)	$(1,456)	$—	$—	$—	$—

(a)	The losses on these derivatives substantially offset the gains on the hedged portion of foreign intercompany balances.

12.	Proposed Initial Public Offering of Enova International, Inc.

On September 15, 2011, Enova International, Inc. (“Enova”), a wholly-owned subsidiary of the Company that comprises its e-commerce segment, filed a registration statement on Form S-1 with the Securities and Exchange Commission in connection with a proposed initial public offering (“IPO”) of its common stock. The registration

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

statement filed in September 2011 provided that Enova would offer common stock to the public, and the Company would also offer a portion of its interest in Enova to the public. On April 9, 2012, Enova filed an amendment to its registration statement that provided that only Enova plans to sell shares of Enova common stock in the proposed IPO. The Company currently intends to retain approximately 80% or more of its ownership interest in Enova immediately following the proposed IPO. The number of shares of common stock to be offered and the price range for the offering have not yet been determined. If the offering is completed as currently contemplated, Enova will continue to be consolidated in the Company’s financial statements.

At the date of this report, the registration statement is not effective. The completion of the proposed IPO is subject to numerous conditions, including market conditions, and the Company can provide no assurance that an offering will be made or completed. The securities offered under the registration statement may not be sold, nor may offers to buy be accepted prior to the time that the registration statement becomes effective. The information contained in this Form 10-Q with respect to this offering shall not constitute an offer to sell or a solicitation of an offer to buy these securities.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of financial condition, results of operations, liquidity and capital resources and certain factors that may affect future results, including economic and industry-wide factors, of Cash America International, Inc. (the “Company”) should be read in conjunction with the Company’s consolidated financial statements and accompanying notes included under Part I, Item I of this Quarterly Report on Form 10-Q, as well as with Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Annual Report on Form 10-K for the calendar year ended December 31, 2011.

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

The Company also offers unsecured consumer loans. The Company’s consumer loan portfolio consists of consumer loans that the Company originates, guarantees or purchases and includes: short-term loans, which include single payment loans (commonly referred to as payday loans) and line of credit products, and longer-term multi-payment installment loans. Consumer loans provide customers with cash, typically in exchange for a promissory note or other repayment agreement supported, in most cases, by the customer’s personal check or authorization to debit the customer’s bank account via an electronic transaction for the aggregate amount of the payment due. Through the credit services organization programs (the “CSO programs”) the Company provides services related to a third-party lender’s consumer loan product in some markets by acting as a credit services organization or credit access business on behalf of consumers in accordance with applicable state laws. Services offered under the CSO programs include credit-related services such as arranging loans with independent third-party lenders and assisting in the preparation of loan applications and loan documents. Under the CSO programs, the Company also guarantees consumer loan payment obligations to the third-party lender in the event that the consumer defaults on the loan. A customer who obtains a loan through the CSO programs pays the Company a fee for these credit services (“CSO fees”). Although consumer loan transactions may take the form of loans or a line of credit, deferred check deposit transactions and transactions through the Company’s CSO programs, the transactions are referred to throughout this discussion as “consumer loans.”

The Company has two reportable segments: retail services and e-commerce. The retail services segment includes all of the operations of the Company’s Retail Services Division, which is composed of both domestic and foreign storefront locations that offer some or all of the following services: pawn lending, consumer loans, check cashing and other ancillary services such as money orders, wire transfers and prepaid debit cards. Most of these ancillary services are provided through third-party vendors. The e-commerce segment includes the operations of the Company’s E-Commerce Division, which is composed of the Company’s domestic and foreign online lending channels.

During the first quarter of 2012, the Company changed the presentation of its operating segment information to report corporate operations separately from its retail services and e-commerce segment information. Corporate administrative expense, which was previously allocated to each segment based on personnel expense, is included under the “Corporate” heading in the tables throughout the “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. For comparison purposes, operations and administration expenses for prior years have been conformed to the current presentation. Corporate operations primarily include corporate expenses, such as personnel, legal, occupancy, and other costs related to corporate service functions, such as executive oversight, insurance and risk management, public and government relations, internal audit, treasury, payroll, compliance and licensing, finance, accounting, tax, certain information systems and collections support and other similar services. Corporate income includes miscellaneous income not directly attributable to the Company’s segments. Corporate assets primarily include: corporate property and equipment, non-qualified savings plan assets, marketable securities, foreign exchange forward contracts and prepaid insurance.

Retail Services Segment

The following table sets forth the number of domestic and foreign Company-owned and franchised locations in the Company’s retail services segment offering pawn lending, consumer lending, and other services as of March 31, 2012 and 2011. The Company’s domestic retail services locations operate under the names “Cash America Pawn,” “SuperPawn,” “Cash America Payday Advance,” “Cashland,” “Pawn X-Change” and “Mr. Payroll.” The Company’s foreign retail services locations (of which the Company is a majority owner) operate under the name “Prenda Fácil.”

	As of March 31,
	2012			2011

	Domestic(a)(b)	Foreign(a)	Total	Domestic(a)(b)	Foreign(a)	Total

Retail services locations offering:
Both pawn and consumer lending	574	-	574	569	-	569
Pawn lending only	127	193	320	124	182	306
Consumer lending only	85	-	85	88	-	88
Other (c)	101	-	101	124	-	124
Total retail services	887	193	1,080	905	182	1,087

(a)

Except as described in (c) below, includes locations that operate in 23 states in the United States as of both March 31, 2012 and 2011, respectively, and 21 jurisdictions in Mexico, as of both March 31, 2012 and 2011, respectively.

(b)

Includes unconsolidated franchised locations as follows: one location operating under the name “Cash America Pawn” as of March 31, 2012 and nine locations operating under the names “Cash America Pawn” and “SuperPawn” as of March 31, 2011.

(c)

As of both March 31, 2012 and 2011, includes six and six consolidated Company-owned check cashing locations, respectively, and 95 and 118 unconsolidated franchised check cashing locations, respectively. As of March 31, 2012 and 2011, includes locations that operate in 16 and 18 states in the United States, respectively.

E-Commerce Segment

As of March 31, 2012, the Company’s e-commerce operating segment offers consumer loans to customers over the Internet:

•	in the United States at http://www.cashnetusa.com,
•	in the United Kingdom at http://www.quickquid.co.uk and http://www.poundstopocket.co.uk,
•	in Australia at http://www.dollarsdirect.com.au, and
•	in Canada at http://www.dollarsdirect.ca.

The following table includes, as of March 31, 2012 and 2011, the number of states in the United States and other foreign countries where the Company’s e-commerce segment operates.

	March 31, 2012	March 31, 2011
United States	32	30
United Kingdom	✓	✓
Australia	✓	✓
Canada	✓	✓

Recent Developments

Proposed Initial Public Offering of Enova International, Inc.

On September 15, 2011, Enova International, Inc. (“Enova”), a wholly-owned subsidiary of the Company that comprises its e-commerce segment, filed a registration statement on Form S-1 with the Securities and Exchange Commission in connection with a proposed initial public offering (“IPO”) of its common stock. The registration statement filed in September 2011 provided that Enova would offer common stock to the public, and the Company would also offer a portion of its interest in Enova to the public. On April 9, 2012, Enova filed an amendment to its registration statement that provided that only Enova plans to sell shares of Enova common stock in the proposed IPO. The Company currently intends to retain approximately 80% or more of its ownership interest in Enova immediately following the proposed IPO. The number of shares of common stock to be offered and the price range for the offering have not yet been determined. If the offering is completed as currently contemplated, Enova will continue to be consolidated in the Company’s financial statements.

At the date of this report, the registration statement is not effective. The completion of the proposed IPO is subject to numerous conditions, including market conditions, and the Company can provide no assurance that an offering will be made or completed. The securities offered under the registration statement may not be sold, nor may offers to buy be accepted prior to the time that the registration statement becomes effective. The information contained in this Form 10-Q with respect to this offering shall not constitute an offer to sell or a solicitation of an offer to buy these securities.

CRITICAL ACCOUNTING POLICIES

Except as described below, since December 31, 2011, there have been no changes in critical accounting policies as described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

In the first quarter of 2012, the Company changed its accounting policy with respect to its foreign pawn operations to reflect pledged collateral underlying nonperforming pawn loans as “Merchandise held for disposition, net,” the proceeds received from the disposition of this collateral as “Proceeds from disposition of merchandise” and the cost basis for this collateral as “Cost of disposed merchandise” in its consolidated financial statements. The Company believes this change, from one generally accepted accounting principle to another generally accepted accounting principle, is preferable because it enhances comparability of its financial statements by reporting financial results associated with its foreign pawn operations in the same manner as the financial results associated with its domestic pawn operations. The Company did not change its accounting policy with respect to its domestic pawn operations, and the change in the Company’s accounting policy with respect to its foreign pawn operations had no impact on the Company’s consolidated Net Revenue or Net Income previously reported. The change has been applied retrospectively. The following tables summarize the impact of the accounting change in the Company’s consolidated financial statements as of and for the three months ended March 31, 2011 and as of December 31, 2011 (dollars in thousands):

	As of and for the three months ended March 31, 2011
	As previously reported	As adjusted
Consolidated Balance Sheet
Merchandise held for disposition, net	$110,490	$117,784
Prepaid expenses and other assets	37,709	31,566
Pawn loans	188,088	186,937
Consolidated Statements of Income
Pawn loan fees and service charges	$66,889	$65,282
Proceeds from disposition of merchandise	160,661	171,927
Total revenue	355,205	364,864
Cost of disposed merchandise	99,577	109,236
Total cost of revenue	139,077	148,736
Consolidated Statement of Cash Flows
Merchandise held for disposition	$(3,292)	$(2,211)
Prepaid expenses and other assets	(7,938)	(7,345)
Net cash provided by operating activities	98,407	100,081
Pawn loans repaid	126,076	114,889
Principal recovered through dispositions of forfeited pawn loans	80,064	89,433
Net cash used in investing activities	6,935	5,117
Consolidated Statement of Cash Flows—Supplemental Disclosures
Pawn loans forfeited and transferred to merchandise held for disposition	$62,863	$74,050

	As of December 31, 2011
	As previously reported	As adjusted
Consolidated Balance Sheet
Merchandise held for disposition, net	$151,274	$161,884
Prepaid expenses and other assets	41,911	31,301

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

Proceeds from and cost of disposed merchandise. Upon the sale of merchandise, the Company realizes gross profit, which is the difference between the Company’s cost basis in the loan, or the amount paid for purchased merchandise, both of which are recorded as cost of sales, and the amount of proceeds from the sale. The cost of disposed merchandise is computed on the specific identification basis. Interim customer payments for layaway sales are recorded as customer deposits and subsequently recognized as revenue during the period in which the final payment is received.

Merchandise held for disposition. Merchandise held for disposition consists primarily of forfeited collateral from pawn loans not repaid and merchandise that is purchased directly from third parties or from customers. The carrying value of the forfeited collateral and other merchandise held for disposition is stated at the lower of cost (which is the cost basis in the loan or the amount paid for purchased merchandise) or fair value. The Company provides an allowance for returns and valuation based on management’s evaluation of the characteristics of the merchandise and historical shrinkage rates. Because pawn loans are made without recourse to the borrower, the Company does not investigate or rely upon the borrower’s creditworthiness, but instead bases its lending decision on an evaluation of the pledged personal property. The amount the Company is willing to finance is typically based on a percentage of the pledged personal property’s estimated disposition value. The Company uses numerous sources in determining an item’s estimated disposition value, including the Company’s automated product valuation system as well as catalogs, “blue books,” newspapers, internet research and previous experience with disposing of similar items. The Company performs a physical count of its merchandise in each location on multiple occasions on a cyclical basis and reviews the composition of inventory by category and age in order to assess the adequacy of the allowance.

RESULTS OF CONTINUING OPERATIONS

Highlights

The Company’s financial results for the three months ended March 31, 2012 (the “current quarter”) are summarized below.

•

Consolidated total revenue increased 25.4% to $457.5 million for the current quarter compared to the three months ended March 31, 2011 (the “prior year quarter”), due to increased consumer loan fees, primarily from the foreign e-commerce business, increased levels of retail sales, and increased pawn loan fees and service charges as a result of the acquisition of a seven-store chain of pawn lending locations in Arizona during the fourth quarter of 2011.

•

Consolidated net revenue increased $40.7 million, or 18.8%, to $256.8 million for the current quarter from $216.1 million for the prior year quarter. Net revenue from pawn-related activities, which is the sum of pawn loan fees and service charges and the net proceeds from the disposition of merchandise, increased 11.7%, or $15.0 million, in the current quarter compared to the prior year quarter, primarily due to organic growth in domestic retail pawn operations. Consumer loan fees, net of consumer loan loss provision, increased 32.1%, or $26.8 million, in the current quarter compared to the prior year quarter, primarily due to higher average consumer loan balances in the e-commerce segment from growth in foreign markets.

•

Net income increased 14.0%, to $41.5 million, in the current quarter compared to the prior year quarter. Diluted net income per share increased $0.17 per share, or 15.0%, to $1.30 in the current quarter compared to $1.13 in the prior year quarter.

OVERVIEW

Consolidated Net Revenue. Consolidated net revenue is composed of total revenue less cost of disposed merchandise and consumer loan loss provision. Net revenue is the income available to satisfy all remaining expenses and is the measure management uses to evaluate top-line performance.

The following tables show the components of net revenue for the three months ended March 31, 2012 and 2011 by segment and on a consolidated basis (dollars in thousands):

	Three Months Ended March 31, 2012
	Retail Services		E-Commerce		Corporate		Consolidated
		% of		% of		% of		% of
	Amount	Total	Amount	Total	Amount	Total	Amount	Total
Pawn loan fees and service charges	$72,899	42.6%	$-	-%	$-	-%	$72,899	28.4%

Proceeds from disposition of merchandise, net of cost of disposed merchandise	70,062	41.0%	-	-%	-	-%	70,062	27.3%
Pawn related	$142,961	83.6%	$-	-%	$-	-%	$142,961	55.7%

Consumer loan fees, net of loss provision	$24,906	14.6%	$85,551	99.8%	$-	-%	$110,457	43.0%

Other revenue	3,011	1.8%	159	0.2%	196	100.0%	3,366	1.3%
Net revenue	$170,878	100.0%	$85,710	100.0%	$196	100.0%	$256,784	100.0%

	Three Months Ended March 31, 2011
	Retail Services		E-Commerce		Corporate		Consolidated
		% of		% of		% of		% of
	Amount	Total	Amount	Total	Amount	Total	Amount	Total
Pawn loan fees and service charges	$65,282	42.2%	$-	-%	$-	-%	$65,282	30.2%

Proceeds from disposition of merchandise, net of cost of disposed merchandise	62,691	40.7%	-	-%	-	-%	62,691	29.0%
Pawn related	$127,973	82.9%	$-	-%	$-	-%	$127,973	59.2%

Consumer loan fees, net of loss provision	$22,652	14.6%	$60,975	99.1%	$-	-%	$83,627	38.7%

Other revenue	3,827	2.5%	541	0.9%	160	100.0%	4,528	2.1%
Net revenue	$154,452	100.0%	$61,516	100.0%	$160	100.0%	$216,128	100.0%

For the current quarter, consolidated net revenue increased $40.7 million, or 18.8%, to $256.8 million, from $216.1 million for the prior year quarter. Pawn lending activities accounted for 55.7% and 59.2% of total consolidated net revenue for the current quarter and prior year quarter, respectively. Net revenue from pawn lending activities increased $15.0 million, to $143.0 million, during the current quarter, from $128.0 million in the prior year quarter, which accounted for 36.9% of the overall increase in net revenue. The increase in pawn-related contribution was primarily due to an increase in pawn loan fees and service charges that resulted from higher average pawn loan balances as a result of organic growth in domestic retail operations, the acquisition of substantially all of the assets of Pawn Partners, Inc. and related entities, which, prior to its acquisition by the Company, operated a seven-store chain of pawn lending locations in Arizona as franchised Cash America locations under the name “SuperPawn” (the Pawn Partners acquisition”) during the fourth quarter of 2011 and higher sales from the disposition of merchandise in domestic markets.

Consumer loan activities accounted for 43.0% and 38.7% of total consolidated net revenue for the current quarter and prior year quarter, respectively. Net revenue from consumer loan activities increased $26.8 million, to $110.5 million during the current quarter, which accounted for 66.0% of the overall increase in net revenue, mainly due to an increase in consumer loan fees that resulted from higher average consumer loan balances in the e-commerce segment from growth in foreign markets.

Non-GAAP Disclosure

In addition to the financial information prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”), the Company provides historical non-GAAP financial information. Management believes that presentation of non-GAAP financial information is meaningful and useful in understanding the activities and business metrics of the Company’s operations. Management believes that these non-GAAP financial measures reflect an additional way of viewing aspects of the Company’s business that, when viewed with its GAAP results, provide a more complete understanding of factors and trends affecting its business.

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

Adjusted Earnings Per Share

In addition to reporting financial results in accordance with GAAP, the Company has provided adjusted earnings and adjusted earnings per share, which are non-GAAP measures. Management believes that the presentation of these measures provides investors with greater transparency and facilitates comparison of operating results across a broad spectrum of companies with varying capital structures, compensation strategies, derivative instruments and amortization methods, which provides a more complete understanding of the Company’s financial performance, competitive position and prospects for the future. Management also believes that investors regularly rely on non-GAAP financial measures, such as adjusted earnings and adjusted earnings per share, to assess operating performance and that such measures may highlight trends in the Company’s business that may not otherwise be apparent when relying on financial measures calculated in accordance with GAAP. The following table provides a reconciliation between net income attributable to the Company and diluted earnings per share calculated in accordance with GAAP to adjusted earnings and adjusted earnings per share, respectively (dollars in thousands, except per share data):

	Three Months Ended March 31,
	2012		2011
	$	Per Diluted Share	$	Per Diluted Share
Net income attributable to Cash America International, Inc.	$41,467	$1.30	$36,378	$1.13

Adjustments:
Intangible asset amortization, net of tax	738	0.02	1,104	0.04
Non-cash equity-based compensation, net of tax	972	0.03	769	0.02
Convertible debt non-cash interest and issuance cost amortization, net of tax	581	0.02	541	0.02
Foreign exchange (gain) loss, net of tax	(54)	-	60	-
Adjusted earnings	$43,704	$1.37	$38,852	$1.21

Adjusted EBITDA

The table below shows adjusted EBITDA, a non-GAAP measure that the Company defines as earnings excluding depreciation, amortization, interest, foreign currency transaction gains or losses, equity in earnings or loss of unconsolidated subsidiary, taxes and including the net income or loss attributable to noncontrolling interests. Management believes adjusted EBITDA is used by investors to analyze operating performance and evaluate the Company’s ability to incur and service debt and its capacity for making capital expenditures. Adjusted EBITDA is also useful to investors to help assess the Company’s liquidity and estimated enterprise value. The computation of adjusted EBITDA as presented below may differ from the computation of similarly-titled measures provided by other companies (dollars in thousands):

	Trailing 12 Months Ended March 31,
	2012	2011
Net Income attributable to Cash America International, Inc.	$141,052	$119,880

Adjustments:
Depreciation and amortization expenses	56,328	45,651
Interest expense, net	27,005	22,157
Foreign currency transaction loss	1,082	422
Equity in loss of unconsolidated subsidiary	217	140
Provision for income taxes	84,916	72,219
Net loss attributable to the noncontrolling interest	(1,150)	(903)
Adjusted EBITDA	$309,450	$259,566

Adjusted EBITDA margin calculated as follows:

Total revenue	$1,675,688	$1,378,625

Adjusted EBITDA	309,450	259,566
Adjusted EBITDA as a percentage of total revenue	18.5%	18.8%

Quarter Ended March 31, 2012 Compared To Quarter Ended March 31, 2011

Pawn Lending Activities:

Pawn lending activities consist of pawn loan fees and service charges from the retail services segment during the period and the profit on disposition of collateral from unredeemed pawn loans, as well as the sale of merchandise acquired from customers directly or from third parties.

The following table sets forth selected data related to the Company’s pawn lending activities as of and for the three months ended March 31, 2012 and 2011 (dollars in thousands):

	2012			2011
Three Months Ended March 31,	Domestic	Foreign	Total	Domestic	Foreign	Total
Pawn loan fees and service charges	$69,413	$3,486	$72,899	$60,226	$5,056	$65,282
Average pawn loan balance outstanding	$214,836	$16,067	$230,903	$180,885	$20,377	$201,262
Amount of pawn loans written and renewed	$205,454	$18,635	$224,089	$179,539	$20,886	$200,425
Annualized yield on pawn loans	129.9%	87.3%	127.0%	135.0%	100.6%	131.5%

Gross profit margin on disposition of merchandise	35.1%	9.7%	33.6%	38.0%	14.3%	36.5%

Merchandise turnover	3.5	4.0	3.6	3.4	5.5	3.5

As of March 31,
Ending pawn loan balances	$189,721	$16,622	$206,343	$166,074	$20,863	$186,937

Ending merchandise balance, net	$128,206	$11,313	$139,519	$110,490	$7,294	$117,784

Pawn loan fees and service charges. Pawn loan balances in domestic and foreign locations at March 31, 2012 were $206.3 million, which was $19.4 million, or 10.4%, higher than at March 31, 2011. The average balance of pawn loans outstanding during the current quarter increased by $29.6 million, or 14.7%, compared to the prior year quarter, primarily due to loan growth in existing domestic retail locations and additional pawn loan balances resulting from the Pawn Partners acquisition. In addition, higher average gold prices have contributed to the growth in pawn loan balances, as increased collateral values have supported customer demand resulting in a higher average loan amount.

Domestic pawn loan fees and service charges from pawn loans increased $9.2 million, or 15.3%, to $69.4 million in the current quarter from $60.2 million in the prior year quarter. The increase is mainly due to higher average pawn loan balances during the current quarter, which contributed $11.3 million of the increase, partially offset by lower annualized yield on pawn loans, which decreased pawn loan fees and service charges by $2.1 million during the current quarter. The lower pawn loan yield in the domestic portfolio is mainly due to a higher concentration of pawn loans in states with lower statutory loan yields.

Foreign pawn loan fees and service charges decreased $1.6 million, or 31.1%, to $3.5 million in the current quarter from $5.1 million in the prior year quarter, primarily due to lower average loan balances.

Proceeds from disposition of merchandise. Profit from the disposition of merchandise represents the proceeds received from the disposition of merchandise in excess of the cost of disposed merchandise, which is the Company’s cost basis in the loan or the amount paid for purchased merchandise. Retail sales include the sale of jewelry and general merchandise direct to consumers through the Company’s domestic and foreign retail services locations or over the Internet. Commercial sales include the sale of refined gold, platinum, silver and diamonds to brokers or manufacturers. The following table summarizes the proceeds from the disposition of merchandise and the related profit for the current quarter and the prior year quarter (dollars in thousands):

	Three Months Ended March 31,
	2012			2011
	Retail	Commercial	Total	Retail	Commercial	Total
Proceeds from disposition	$112,032	$96,351	$208,383	$97,440	$74,487	$171,927
Gross profit on disposition	$41,746	$28,316	$70,062	$38,485	$24,206	$62,691
Gross profit margin	37.3%	29.4%	33.6%	39.5%	32.5%	36.5%
Percentage of total gross profit	59.6%	40.4%	100.0%	61.4%	38.6%	100.0%

The total proceeds from disposition of merchandise increased $36.5 million, or 21.2%, in the current quarter compared to the prior year quarter, and the total profit from the disposition of merchandise increased $7.4 million, or 11.8%, during the current quarter compared to the prior year quarter, primarily due to strong customer demand, greater commercial sales related to higher average pawn loan balances and the Pawn Partners acquisition. Consistent with recent trends, the overall profit margin percentage decreased to 33.6% in the current quarter from 36.5% in the prior year quarter, partially due to a higher mix of commercial sales during the quarter, which typically have a lower profit margin than retail sales. The consolidated merchandise turnover rate increased to 3.6 times during the current quarter from 3.5 times during the prior year quarter.

Proceeds from retail dispositions of merchandise increased $14.6 million, or 15.0%, during the current quarter compared to the prior year quarter, primarily due to organic growth in the Company’s domestic retail operations and the Pawn Partners acquisition. However, the profit margin on the retail disposition of merchandise decreased to 37.3% in the current quarter from 39.5% in the prior year quarter, primarily due to the continued discounting of merchandise prices to encourage retail sales activity.

Proceeds from commercial dispositions increased $21.9 million, or 29.4%, during the current quarter compared to the prior year quarter. Gross profit from commercial dispositions increased $4.1 million, mainly due to an increase in gross profit from refined gold and diamonds resulting from increased volume of gold available for sale due to higher average pawn loan balances, which produced more unredeemed merchandise. The profit margin on commercial sales decreased to 29.4% in the current quarter from 32.5% in the prior year quarter, primarily due to an increase in the cost per ounce of gold sold.

Management expects that total gross profit margin in future periods will continue to be heavily influenced by the gross profit margin on commercial dispositions. Management expects the profit margin on retail dispositions, excluding commercial activities, to be similar to or slightly lower than current levels.

Total merchandise held for disposition increased during the current quarter compared to the prior year quarter, primarily due to organic growth in the retail services segment and the addition of 24 retail services locations, net of closures, since March 31, 2011. The table below summarizes the age of merchandise held for disposition related to the Company’s pawn operations before valuation allowance of $0.7 million as of both March 31, 2012 and 2011 (dollars in thousands):

	As of March 31,
	2012		2011
	Amount	%	Amount	%

Jewelry - held for one year or less	$ 87,597	62.5	$ 79,048	66.7
Other merchandise - held for one year or less	46,250	33.0	34,474	29.1
Total merchandise held for one year or less	133,847	95.5	113,522	95.8

Jewelry - held for more than one year	2,708	1.9	2,232	1.9
Other merchandise - held for more than one year	3,664	2.6	2,730	2.3
Total merchandise held for more than one year	6,372	4.5	4,962	4.2
Total merchandise held for disposition	$140,219	100.0	$ 118,484	100.0

Consumer Loan Activities:

Consumer loan fees. Consumer loan fees increased $49.7 million, or 40.4%, to $172.8 million in the current quarter compared to $123.1 million in the prior year quarter. The increase in consumer loan fees is due to growth in both of the Company’s segments, with the majority of the growth generated by the e-commerce segment from lending in the foreign markets in which the Company operates.

Consumer loan loss provision. The consumer loan loss provision increased by $22.9 million, to $62.4 million in the current quarter from $39.5 million in the prior year quarter. The loss provision as a percentage of consumer loan fees increased to 36.1% in the current quarter from 32.1% in the prior year quarter, primarily due to growth in short-term and installment loans written in foreign e-commerce markets and the expansion of the Company’s line of credit and installment loan products in the United States, all of which have a higher percentage of new customers. New customers tend to have a higher risk of default than customers with a history of successfully repaying loans. In addition, the Company experienced a continued change in the mix of consumer loans written between the retail services segment and the e-commerce segment, with a higher percentage of consumer loans written at the e-commerce segment, which has a higher percentage of new customers. The Company expects that new customers as a percentage of total customers will remain similar to current levels since the number of existing and new customer loans written are expected to increase at a similar pace. However, if the Company experiences a disproportionate increase in new customers, loss rates will be higher until it develops a repayment history with these customers.

The following table sets forth consumer loan fees by segment, adjusted for the deduction of the loan loss provision for the current quarter and the prior year quarter (dollars in thousands):

	Three Months Ended March 31,
	2012			2011
	Retail Services	E-Commerce	Total	Retail Services	E-Commerce	Total

Short-term loans	$26,911	$121,382	$148,293	$24,730	$90,264	$114,994
Installment loans	2,461	22,086	24,547	1,105	7,028	8,133
Consumer loan fees	$29,372	$143,468	$172,840	$25,835	$97,292	$123,127
Consumer loan loss provision	4,466	57,917	62,383	3,183	36,317	39,500
Consumer loan fees, net of loss provision	$24,906	$85,551	$110,457	$22,652	$60,975	$83,627
Year-over-year change - $	$2,254	$24,576	$26,830	$(1,906)	$10,984	$9,078
Year-over-year change - %	10.0%	40.3%	32.1%	7.8%	22.0%	12.2%
Consumer loan loss provision as a % of consumer loan fees	15.2%	40.4%	36.1%	12.3%	37.3%	32.1%

Combined consumer loans. In addition to reporting consumer loans owned by the Company and consumer loans guaranteed by the Company, which are either GAAP items or disclosures required by GAAP, the Company has provided combined consumer loans, which is a non-GAAP measure. In addition, the Company has reported consumer loans written, which is statistical data that is not included in the Company’s financial statements. The Company also reports allowances and liabilities for estimated losses on consumer loans and on a combined basis, which are GAAP measures.

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

Consumer loan balances. The outstanding combined portfolio balance of consumer loans, net of allowances and liability for estimated losses, increased $79.7 million, or 48.8%, to $242.9 million at March 31, 2012 from $163.2 million at March 31, 2011, primarily due to increased demand for short-term and installment loan products from the e-commerce segment in foreign markets and the expansion of the Company’s installment loan product and the Company’s line of credit products in the United States. The Company has experienced growth in consumer loan balances from the foreign e-commerce business in recent years and expects that foreign consumer loan balances will continue to comprise a greater percentage of the e-commerce segment’s total consumer loan balances in the future.

The combined consumer loan balance includes $259.1 million and $161.1 million at March 31, 2012 and 2011, respectively, of Company-owned consumer loan balances before the allowance for losses of $58.7 million and $35.0 million, respectively, which have both been provided in the consolidated financial statements for March 31, 2012 and 2011, respectively. The combined loan balance also includes $44.5 million and $38.8 million at March 31, 2012 and 2011, respectively, of consumer loan balances that are guaranteed by the Company, which are not included in the Company’s financial statements, before the liability for estimated losses of $2.0 million and $1.7 million, respectively, which has been provided in the consolidated financial statements for March 31, 2012 and 2011, respectively.

The following table summarizes consumer loan balances outstanding as of March 31, 2012 and 2011 (dollars in thousands):

	As of March 31,
	2012			2011
	Company Owned(a)	Guaranteed by the Company(a)	Combined(b)	Company Owned(a)	Guaranteed by the Company(a)	Combined(b)
Ending consumer loan balances:

Retail Services
Short-term loans	$38,852	$6,239	$45,091	$37,422	$6,974	$44,396
Installment loans	7,859	6,043	13,902	5,058	3,504	8,562
Total Retail Services, gross	46,711	12,282	58,993	42,480	10,478	52,958

E-Commerce
Domestic
Short-term loans	48,367	28,771	77,138	37,334	25,869	63,203
Installment loans	22,283	-	22,283	8,783	-	8,783
Total Domestic, gross	70,650	28,771	99,421	46,117	25,869	71,986

Foreign
Short-term loans	96,714	3,450	100,164	62,974	2,403	65,377
Installment loans	45,003	-	45,003	9,574	-	9,574
Total Foreign, gross	141,717	3,450	145,167	72,548	2,403	74,951
Total E-Commerce, gross	212,367	32,221	244,588	118,665	28,272	146,937
Total ending loan balance, gross	259,078	44,503	303,581	161,145	38,750	199,895
Less: Allowance and liabilities for losses(a)	(58,713)	(1,993)	(60,706)	(35,010)	(1,711)	(36,721)
Total ending loan balance, net	$200,365	$42,510	$242,875	$126,135	$37,039	$163,174
(a)

GAAP measure. The consumer loan balances guaranteed by the Company represent loans originated by third-party lenders through the CSO programs, which are not recorded in the Company’s financial statements.

(b)	Except for allowance and liability for estimated losses, amounts represent non-GAAP measures.

Consumer loans written. The amount of combined consumer loans written was $773.0 million in the current quarter, which is an increase of $134.2 million, or 21.0%, from $638.8 million in the prior year quarter, mainly due to significant growth in short-term and installment loans written from the e-commerce segment in foreign markets and the expansion of installment loans and the Company’s line of credit product in the United States.

The average amount per consumer loan increased to $522 from $502 during the current quarter compared to the prior year quarter, due largely to an increase in longer-term multi-payment installment loans, which typically have a larger average loan amount than short-term single-payment loans. Management expects the average amount per consumer loan to increase for the remainder of 2012 due to the increase in installment lending.

The following table summarizes the consumer loans written for the current year quarter and the prior year quarter (dollars in thousands):

	Three Months Ended March 31,
	2012			2011
	Company Owned(a)	Guaranteed by the Company(a)(b)	Combined(a)	Company Owned(a)	Guaranteed by the Company(a)(b)	Combined(a)
Amount of consumer loans written:

Retail Services
Short-term loans	$175,674	$37,367	$213,041	$158,218	$41,233	$199,451
Installment loans	1,511	1,860	3,371	2,837	1,489	4,326

Total Retail Services	177,185	39,227	216,412	161,055	42,722	203,777

E-Commerce
Domestic
Short-term loans	100,058	162,282	262,340	102,789	155,345	258,134
Installment loans	11,266	-	11,266	5,629	-	5,629

Total Domestic	111,324	162,282	273,606	108,418	155,345	263,763

Foreign
Short-term loans	240,521	17,797	258,318	151,383	10,896	162,279
Installment loans	24,683	-	24,683	8,954	-	8,954

Total Foreign	265,204	17,797	283,001	160,337	10,896	171,233

Total E-Commerce	376,528	180,079	556,607	268,755	166,241	434,996

Total amount of consumer loans written	$553,713	$219,306	$773,019	$429,810	$208,963	$638,773

Number of consumer loans written:

Retail Services
Short-term loans	369,384	66,731	436,115	351,271	71,176	422,447
Installment loans	1,537	277	1,814	1,915	308	2,223

Total Retail Services	370,921	67,008	437,929	353,186	71,484	424,670

E-Commerce
Domestic
Short-term loans	316,385	219,126	535,511	303,752	215,019	518,771
Installment loans	10,015	-	10,015	6,550	-	6,550

Total Domestic	326,400	219,126	545,526	310,302	215,019	525,321

Foreign
Short-term loans	452,203	23,355	475,558	296,528	18,121	314,649
Installment loans	21,782	-	21,782	8,144	-	8,144

Total Foreign	473,985	23,355	497,340	304,672	18,121	322,793

Total E-Commerce	800,385	242,481	1,042,866	614,974	233,140	848,114

Total number of consumer loans written	1,171,306	309,489	1,480,795	968,160	304,624	1,272,784

(a)	The disclosure regarding the amount and number of consumer loans written is statistical data that is not included in the Company’s financial statements.
(b)	Loans guaranteed by the Company represent loans originated by third-party lenders through the CSO programs.

Consumer loan loss experience. The Company monitors the performance of its portfolio of consumer loans and maintains either an allowance or liability for estimated losses on consumer loans (including fees and interest) at a level estimated to be adequate to absorb credit losses inherent in the portfolio. The allowance for losses on the Company’s owned consumer loans reduces the outstanding loan balance in the consolidated balance sheets. In addition, the Company maintains a liability for estimated losses related to loans guaranteed under the CSO programs which approximates the fair value of the liability and is included in “Accounts payable and accrued expenses” on the consolidated balance sheets.

The combined allowance and liability for estimated losses as a percentage of combined consumer loans and fees receivable balance increased for the current quarter to 20.0% from 18.4% in the prior year quarter, primarily due to the change in the mix of loans in the e-commerce segment, as discussed in the “Consumer loan loss provision” section above.

The following table shows consumer loan information for each of the last five quarters (dollars in thousands):

	2011				2012
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter
Consumer loan balances and fees receivable:
Gross - Company owned	$161,145	$197,582	$238,977	$285,850	$259,078
Gross - Guaranteed by the Company(a)	38,750	47,259	51,218	59,423	44,503

Combined consumer loans and fees receivable, gross(b)	$199,895	$244,841	$290,195	$345,273	$303,581
Allowance and liability for losses on consumer loans	36,721	39,348	49,822	66,134	60,706

Combined consumer loans and fees receivable, net(b)	$163,174	$205,493	$240,373	$279,139	$242,875

Allowance and liability for losses and accrued third-party lender losses as a % of combined consumer loans and fees receivable, gross(b)	18.4%	16.1%	17.2%	19.2%	20.0%

(a)	Represents loans originated by third-party lenders through the CSO programs, which are not included in the Company’s financial statements.
(b)	Non-GAAP measure.

The following table summarizes the consumer loan loss provision for the current quarter and the prior year quarter (dollars in thousands):

	Three Months Ended March 31,
	2012	2011
Consumer loan loss provision:
Loss provision on Company owned consumer loans	$63,452	$40,627
Loss provision on consumer loans guaranteed by the Company(a)(b)	(1,069)	(1,127)
Combined consumer loan loss provision	$62,383	$39,500
Charge-offs, net of recoveries	$67,811	$44,570
(a)	Represents loss provision on loans originated by third-party lenders through the CSO programs.
(b)	The loss provisions on consumer loans guaranteed by the Company for the three months ended March 31, 2012 and 2011, respectively, are credit balances due to improved collection rates.

Due to the nature of the Company’s consumer loan products and the high velocity of loans written, seasonal trends are evidenced in quarter-to-quarter performance. In the typical business cycle, the combined consumer loan loss provision as a percent of combined consumer loans written is lowest in the first quarter and increases throughout the year, with the final two quarters generally combining for the peak levels of loss provision expense. The loss provision as a percentage of combined loans written increased to 8.1% in the current quarter compared to 6.2% in the prior year quarter, primarily due to growth in short-term and installment loans written in foreign e-commerce markets and the growth of the installment loan and line of credit products in the United States, all of which have a higher percentage of new customers. New customers tend to have a higher risk of default than customers with a history of successfully repaying loans. In addition, installment loans have a lower velocity of loans written compared to short-term loans, which are often renewed.

The following table shows the Company’s loss experience for each of the last five quarters (dollars in thousands):

	2011		2012
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter
Consumer loans written:(a)
Company owned	$429,810	$489,332	$570,658	$613,153	$553,713
Guaranteed by the Company(b)	208,963	214,220	247,341	257,693	219,306

Combined consumer loans written	$638,773	$703,552	$817,999	$870,846	$773,019

Combined consumer loan loss provision as a % of combined consumer loans written (a)	6.2%	6.4%	7.4%	9.2%	8.1%
Charge-offs (net of recoveries) as a % of combined consumer loans written (a)	7.0%	6.0%	6.1%	7.4%	8.8%
Combined consumer loan loss provision as a % of consumer loan fees	32.1%	34.1%	37.2%	44.7%	36.1%
(a)	The disclosure regarding the amount of consumer loans written is statistical data that is not included in the Company’s financial statements.
(b)	Represents loans originated by third-party lenders through the CSO programs, which are not included in the Company’s financial statements.

Total Expenses. The table below shows total expenses by segment and significant category for the current quarter and the prior year quarter (dollars in thousands):

	Three Months Ended March 31,
	2012				2011
	Retail Services	E-Commerce	Corporate	Total	Retail Services	E-Commerce	Corporate	Total
Operations and administration:
Personnel	$58,010	$20,288	$13,118	$91,416	$51,832	$14,707	$9,739	$76,278
Occupancy	26,071	1,856	1,058	28,985	23,573	1,482	804	25,859
Marketing	3,123	20,202	36	23,361	3,760	13,606	31	17,397
Other	12,249	8,193	5,951	26,393	12,657	4,424	3,843	20,924

Total operations and administration	99,453	50,539	20,163	170,155	91,822	34,219	14,417	140,458

Depreciation and amortization	8,260	2,875	3,486	14,621	7,556	2,940	1,946	12,442

Total expenses	$107,713	$53,414	$23,649	$184,776	$99,378	$37,159	$16,363	$152,900
Year-over-year change - $
Operations and administration	$7,631	$16,320	$5,746	$29,697	$12,273	$6,464	$(346)	$18,391
Depreciation and amortization	704	(65)	1,540	2,179	782	909	33	1,724

Total	$8,335	$16,255	$7,286	$31,876	$13,055	$7,373	$(313)	$20,115

Year-over-year change - %	8.4%	43.7%	44.5%	20.8%	15.1%	24.8%	-1.9%	15.1%

Total expenses increased $31.9 million, or 20.8%, to $184.8 million in the current quarter compared to $152.9 million in the prior year quarter. Total expenses for the retail services segment increased $8.3 million, or 8.4%, to $107.7 million during the current quarter compared to the prior year quarter. Total expenses for the e-commerce segment increased $16.3 million, or 43.7%, to $53.4 million in the current quarter compared to the prior year quarter.

Operations and administration expense. Operations and administration expense for the retail services segment increased $7.6 million, or 8.3%, to $99.5 million during the current quarter compared to the prior year quarter. Personnel expense for the retail services segment increased $6.2 million during the current quarter, which was mainly related to normal personnel additions, merit increases and incentive program accruals due to additional personnel resulting from organic growth. Occupancy expense increased $2.5 million during the current quarter, which related to normal rent increases, organic growth and newly acquired locations due to the Pawn Partners acquisition. The decrease in marketing and other operating expenses was primarily due to decreases in radio and television advertising, office and other miscellaneous expenses.

Operations and administration expense for the e-commerce segment increased $16.3 million, or 47.7%, to $50.5 million during the current quarter compared to the prior year quarter. Personnel expense increased $5.6 million, primarily due to the addition of new personnel to support the e-commerce segment’s growth in foreign markets. The increase of $6.6 million in marketing expense was mainly due to the online lending channel’s efforts to expand the Company’s customer base in both domestic and foreign markets. The increase in other expenses was primarily due to costs related to the filing of Enova’s Form S-1 registration statement.

Corporate administration expense increased $5.7 million, or 39.9%, to $20.2 million in the current quarter compared to the prior year quarter, primarily due to increased personnel expense, including salaries, short-term management bonuses, employee benefit costs and ongoing acquisition assessment activities.

Depreciation and Amortization. Depreciation and amortization expense at the retail services segment increased $0.7 million, or 9.3%, to $8.3 million mainly due to additional depreciation expense associated with the Company’s new proprietary domestic point-of-sale system, newly acquired locations due to the Pawn Partners acquisition during the fourth quarter of 2011, and normal facility upgrades and remodels.

Depreciation and amortization expenses at the e-commerce segment decreased $0.1 million, or 2.2%, to $2.9 million.

Depreciation and amortization expenses for corporate operations increased $1.5 million or 79.1%, to $3.5 million, primarily related to additional depreciation expense associated with the Company’s new proprietary domestic point-of-sale system.

Interest Expense. Interest expense increased $1.6 million, or 27.9%, to $7.2 million in the current quarter as compared to $5.6 million in the prior year quarter. The Company’s effective blended borrowing cost increased to 4.9% in the current quarter from 4.7% in the prior year quarter, mainly due to the Company’s increased concentration of borrowings under its variable rate line of credit, which the Company entered into during March 2011. The new credit agreement had a higher average interest rate than the Company’s previous line of credit. In addition, the Company had a higher average debt balance outstanding in the current quarter compared to prior year quarter under its line of credit. During the current quarter, the average amount of debt outstanding increased $68.0 million to $500.4 million from $432.4 million during the prior year quarter, primarily due to the Pawn Partners acquisition during the fourth quarter of 2011. The Company incurred non-cash interest expense of $0.9 million in the current quarter from its Convertible Notes due 2029 (the “2009 Convertible Notes”).

Income Taxes. The Company’s effective tax rate decreased to 37.5% for the current quarter from 37.8% for the prior year quarter. The Company’s effective tax rate is affected by various items including tax rates in various jurisdictions and the relative amount of income earned in those jurisdictions, as well as other permanent items.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows Highlights

The Company’s cash flows and other key indicators of liquidity are summarized as follows (dollars in thousands):

	Three Months Ended March 31,
	2012		2011

Cash flows provided by operating activities	$136,513		$100,081

Cash flows provided by investing activities

Pawn loans	$62,167		$46,498
Consumer loans	(48,058)		(29,981)
Acquisitions	(4,184)		-
Property and equipment additions	(16,665)		(10,996)
Other investing	-		(404)

Total cash flows used in investing activities	$(6,740)		$5,117

Cash flows provided by (used in) financing activities	$(131,322)		$(101,523)

Working capital	$559,386		$443,813
Current ratio	4.6	x	4.6	x
Merchandise turnover	3.6	x	3.5	x
Debt to Adjusted EBITDA ratio(a)	1.3	x	1.4	x

(a)	Non-GAAP measure. See the “Adjusted EBITDA” section above for a reconciliation of Adjusted EBITDA to Net Income attributable to the Company.

Cash flows from operating activities. Net cash provided by operating activities increased $36.4 million, or 36.4%, from $100.1 million for the prior year quarter to $136.5 million for the current quarter. The significant components of the increase in net cash provided by operating activities during the current quarter compared to the prior year quarter included a $4.7 million increase in net income, a $22.9 million increase in the consumer loan loss provision, a non-cash expense, primarily as a result of growth in foreign consumer loans, and a $2.2 million increase in depreciation and amortization, a non-cash expense. In addition, changes in current and deferred income taxes related to the timing of domestic federal income tax payments that are based upon annualized activity used cash of $8.6 million. Changes in merchandise held for disposition also provided cash of $10.8 million due to lower purchases from customers and third parties. These increases were partially offset by a decrease in accounts payable and accrued expenses related to the timing of payroll cycles in the current quarter.

Management believes that its expected cash flows from operations and available cash balances and borrowings will be sufficient to fund the Company’s operating liquidity needs.

Cash flows from investing activities. Net cash used in investing activities increased $11.8 million, or 231.7%, from a source of $5.1 million in the prior quarter to a use of $6.7 million in the current quarter. The primary component of this increase was an $18.1 million increase in cash used in consumer loan lending activities as a result of growth in loans written from the Company’s foreign e-commerce business. In addition, during the current quarter, the Company increased cash used for the purchase of property and equipment by $5.7 million, primarily for the establishment and remodeling of retail services lending locations and system developments to support the growth and introduction of new products in the e-commerce segment, and increased cash used for acquisitions by $4.2 million during the current quarter. These uses were offset by a $15.7 million increase in cash provided by pawn lending activities, primarily due to growth in the Company’s domestic pawn loan portfolio.

During the current quarter, the Company made payments related to the Pawn Partners acquisition of approximately $3.6 million, all of which were accounted for as goodwill. In addition, the Company acquired one domestic retail services location, which primarily operates as a pawn lending business, for approximately $0.4 million.

Management anticipates that expenditures for property and equipment related to its domestic and foreign operations for the remainder of 2012 will be between $70.0 million and $90.0 million primarily for the remodeling of selected operating units, for the rollout of product delivery and information systems and for the establishment of approximately 30 to 40 new retail services locations.

Cash flows from financing activities. Net cash used in financing activities increased $29.8 million, or 29.4%, from $101.5 million in the prior quarter to $131.3 million in the current quarter. This was primarily due to the year-over-year change associated with $50.0 million of proceeds from a debt issuance that occurred in the prior year quarter, with no similar event in the current quarter. This decrease in cash provided was partially offset by a $9.7 million decrease in net cash used for the repurchase of shares of Company common stock through open market transactions, pursuant to an authorization by the Board of Directors of the Company on January 26, 2011, and through the repurchase of shares of common stock for tax payments related to stock-based compensation.

On March 30, 2011, the Company entered into a new credit agreement for up to $330.0 million of credit with a group of commercial banks (the “Original Credit Agreement”). On November 29, 2011, the Company amended the Original Credit Agreement, to increase the amount available by $100.0 million, to $430.0 million (the “Credit Agreement”). The Credit Agreement consists of a $380.0 million line of credit, which includes the ability to borrow up to $50.0 million in specified foreign currencies or U.S. dollars (the “Domestic and Multi-currency Line”) and a $50.0 million term loan facility (the “2015 Variable Rate Notes”). The line of credit commitment amount will decrease by $100.0 million, to $280.0 million, on the earlier of May 29, 2013 or the second business day following the closing of the proposed initial public offering of common stock of Enova if it generates at least $350.0 million in net proceeds. The Domestic and Multi-currency Line matures on March 31, 2015. The 2015 Variable Rate Notes require quarterly principal payments of $2.1 million with any outstanding principal remaining due at maturity on March 31, 2015.

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

On March 30, 2011, in conjunction with the establishment of the Credit Agreement, the Company entered into a separate credit agreement for the issuance of up to $20.0 million in letters of credit (the “Letter of Credit Facility”). The Company had standby letters of credit of $18.1 million issued under the Letter of Credit Facility at March 31, 2012. Previously, these letters of credit were provided under the USD Line of Credit by reducing the amount available to the Company.

Each of the Company’s credit agreements and senior unsecured notes require the Company to maintain certain financial ratios. As of March 31, 2012, the Company was in compliance with all covenants and other requirements set forth in its debt agreements. Management believes that the borrowings available ($223.9 million at March 31, 2012) under the Credit Agreement, anticipated cash generated from operations and current working capital of $559.4 million is sufficient to meet the Company’s anticipated capital requirements for its businesses. Should the Company experience a significant decline in demand for the Company’s products and services or other unexpected changes in financial condition, management would evaluate several alternatives to ensure that it is in a position to meet liquidity requirements. The Company’s strategies to generate additional liquidity may include the sale of assets, reductions in capital spending, changes to the issuance of debt or equity securities and/or its management of its current assets. The characteristics of the Company’s current assets, specifically the ability to rapidly liquidate gold jewelry inventory and adjust outflows of cash in its lending practices, gives the Company flexibility to quickly modify its business strategy to increase cash flow from its business, if necessary.

Share Repurchases

On January 26, 2011, the Board of Directors of the Company authorized the repurchase of up to 2.5 million shares of its common stock and cancelled the Company’s previous share repurchase authorization. During the current quarter, no shares were purchased in open market transactions under this authorization. Management anticipates that it will periodically purchase shares under this authorization based on its assessment of market characteristics, the liquidity position of the Company and alternative prospects for the investment of capital to expand the business and pursue strategic objectives.

Off-Balance Sheet Arrangements

In certain markets, the Company arranges for consumers to obtain consumer loan products from one of several independent third-party lenders through the CSO programs. For consumer loan products originated by third-party lenders under the CSO programs, each lender is responsible for providing the criteria by which the consumer’s application is underwritten and, if approved, determining the amount of the consumer loan. The Company in turn is responsible for assessing whether or not the Company will guarantee such loans. When a consumer executes an agreement with the Company under the CSO programs, the Company agrees, for a fee payable to the Company by the consumer, to provide certain services to the consumer, one of which is to guarantee the consumer’s obligation to repay the loan received by the consumer from the third-party lender if the consumer fails to do so. The guarantee represents an obligation to purchase specific loans if they go into default, which generally have terms of less than 90 days. As of March 31, 2012 and 2011, the amount of active consumer loans originated by third-party lenders under the CSO program was $44.5 million and $38.8 million, respectively, which were guaranteed by the Company.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Market risks relating to the Company’s operations result primarily from changes in interest rates, foreign exchange rates, and gold prices. The Company does not engage in speculative or leveraged transactions, nor does it hold or issue financial instruments for trading purposes. There have been no material changes to the Company’s exposure to market risks since December 31, 2011.

Item 4.	Controls and Procedures

Under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, management of the Company has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the “Exchange Act”) as of March 31, 2012 (the “Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective and provide reasonable assurance (i) to ensure that information required to be disclosed in reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms; and (ii) to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

There was no change in the Company’s internal control over financial reporting during the quarter ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

The Company’s management, including its Chief Executive Officer and Chief Financial Officer, does not expect that the Company’s disclosure controls and procedures or internal controls will prevent all possible misstatements due to error or fraud. The Company’s disclosure controls and procedures and internal controls are, however, designed to provide reasonable assurance of achieving their objectives, and the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective at that reasonable assurance level.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

See Note 9 of Item 1 “Financial Statements.”

Item 1A.	Risk Factors

There have been no material changes from the Risk Factors described in Part 1 “Item 1A. Risk Factors” of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides the information with respect to purchases made by the Company of shares of its common stock, par value $0.10 per share, during each of the months in the first three months of 2012:

Period	Total Number of Shares Purchased(a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (b)	Maximum Number of Shares that May Yet Be Purchased Under the Plan (b)

January 1 to January 31	17,580	$41.70	-	2,065,000
February 1 to February 29	27,165	$44.30	-	2,065,000
March 1 to March 31	-	$0.00	-	2,065,000

Total	44,745	$43.28	-

(a)

Includes a repurchase of 1,211 shares in January by the Company from its Nonqualified Savings Plan, which no longer permits investments in the Company’s common stock, shares withheld from employees as partial tax payments for shares issued under the Company’s stock-based compensation plans of 16,369 and 27,141 shares for the months of January and February, respectively, and the reinvestment of dividends, which resulted in the purchase of 24 shares of the Company’s common stock, in the Company’s non-qualified deferred compensation plan for its directors in the month of February,

(b)

On January 26, 2011, the Board of Directors authorized the Company’s repurchase of up to a total of 2,500,000 shares of the Company’s common stock. This repurchase authorization cancelled and replaced the Company’s previous authorization for the repurchase of up to a total of 1,500,000 shares of the Company’s common stock that was approved by the Board of Directors on October 24, 2007.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6. Exhibits

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.1	Form of 2012 Long-Term Incentive Plan Award Agreement for Executive Officers under the First Amended and Restated Cash America International, Inc. 2004 Long-Term Incentive Plan, as amended(1)					X
10.2	Summary of 2012 Terms and Conditions of the Cash America International, Inc. Short-Term Incentive Plan under the Cash America International, Inc. Senior Executive Bonus Plan					X
10.3	Form of Cash America International, Inc. First Amended and Restated Executive Change-in-Control Severance Agreement between the Company, its Division Presidents and each of its Executive Vice Presidents	8-K	001-09733	10.1	1/31/12
31.1	Certification of Chief Executive Officer					X
31.2	Certification of Chief Financial Officer					X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS (2)	XBRL Instance Document					X(3)
101.SCH (2)	XBRL Taxonomy Extension Schema Document					X(3)
101.CAL (2)	XBRL Taxonomy Extension Calculation Linkbase Document					X(3)
101.DEF (2)	XBRL Taxonomy Extension Definition Linkbase Document					X(3)
101.LAB (2)	XBRL Taxonomy Label Linkbase Document					X(3)
101.PRE (2)	XBRL Taxonomy Extension Presentation Linkbase Document					X(3)

(1)	Pursuant to 17 CFR 240.24b-2, portions of this exhibit have been omitted and have been filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.
(2)	Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at March 31, 2012, March 31, 2011 and December 31, 2011; (ii) Consolidated Statements of Income for the three months ended March 31, 2012 and March 31, 2011; (iii) Consolidated Statements of Equity at March 31, 2012 and March 31, 2011; (iv) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2012 and March 31, 2011; (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and March 31, 2011; and (vi) Notes to Consolidated Financial Statements.
(3)	Submitted electronically herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 30, 2012	CASH AMERICA INTERNATIONAL, INC.

	By:	/s/ Thomas A. Bessant, Jr.
Thomas A. Bessant, Jr.
Executive Vice President and
Chief Financial Officer
(On behalf of the Registrant and as Principal Financial Officer)

EXHIBIT INDEX

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.1	Form of 2012 Long-Term Incentive Plan Award Agreement for Executive Officers under the First Amended and Restated Cash America International, Inc. 2004 Long-Term Incentive Plan, as amended(1)					X
10.2	Summary of 2012 Terms and Conditions of the Cash America International, Inc. Short-Term Incentive Plan under the Cash America International, Inc. Senior Executive Bonus Plan					X
10.3	Form of Cash America International, Inc. First Amended and Restated Executive Change-in-Control Severance Agreement between the Company, its Division Presidents and each of its Executive Vice Presidents	8-K	001-09733	10.1	1/31/12
31.1	Certification of Chief Executive Officer					X
31.2	Certification of Chief Financial Officer					X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS (2)	XBRL Instance Document					X(3)
101.SCH (2)	XBRL Taxonomy Extension Schema Document					X(3)
101.CAL (2)	XBRL Taxonomy Extension Calculation Linkbase Document					X(3)
101.DEF (2)	XBRL Taxonomy Extension Definition Linkbase Document					X(3)
101.LAB (2)	XBRL Taxonomy Label Linkbase Document					X(3)
101.PRE (2)	XBRL Taxonomy Extension Presentation Linkbase Document					X(3)

(1)	Pursuant to 17 CFR 240.24b-2, portions of this exhibit have been omitted and have been filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.
(2)	Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at March 31, 2012, March 31, 2011 and December 31, 2011; (ii) Consolidated Statements of Income for the three months ended March 31, 2012 and March 31, 2011; (iii) Consolidated Statements of Equity at March 31, 2012 and March 31, 2011; (iv) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2012 and March 31, 2011; (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and March 31, 2011; and (vi) Notes to Consolidated Financial Statements.
(3)	Submitted electronically herewith.