Form 10-Q
period 2012-06-30
CASH AMERICA INTERNATIONAL INC
filed 2012-07-27
CIK 807884

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

  (Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Yes  ☐        No  ☑

APPLICABLE ONLY TO CORPORATE ISSUERS:

29,332,883 of the Registrants’ common shares, $.10 par value, were issued and outstanding as of July 23, 2012.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share data)

(Unaudited)

	June 30,		December 31,
	2012	2011	2011
Assets
Current assets:
Cash and cash equivalents	$68,939	$48,375	$62,542
Pawn loans	232,909	229,343	253,519
Consumer loans, net	226,364	160,371	222,778
Merchandise held for disposition, net	144,814	132,192	161,884
Pawn loan fees and service charges receivable	44,606	41,757	48,003
Income taxes receivable	—	3,598	—
Prepaid expenses and other assets	34,578	33,835	31,301
Deferred tax assets	37,846	32,560	35,065
Total current assets	790,056	682,031	815,092
Property and equipment, net	255,685	232,715	246,429
Goodwill	564,313	546,674	562,721
Intangible assets, net	32,819	28,638	34,771
Other assets	15,503	14,179	15,236
Total assets	$1,658,376	$1,504,237	$1,674,249

Liabilities and Equity
Current liabilities:
Accounts payable and accrued expenses	$93,569	$86,565	$113,113
Customer deposits	11,537	10,440	9,935
Income taxes currently payable	2,135	—	12,880
Current portion of long-term debt	35,939	19,773	34,273
Total current liabilities	143,180	116,778	170,201
Deferred tax liabilities	93,930	92,979	89,712
Noncurrent income tax payable	2,449	2,638	2,315
Other liabilities	1,137	1,711	1,413
Long-term debt	438,462	431,734	503,018
Total liabilities	$679,158	$645,840	$766,659

Equity:
Cash America International, Inc. equity:
Common stock, $0.10 par value per share, 80,000,000 shares authorized, 30,235,164 shares issued and outstanding	3,024	3,024	3,024
Additional paid-in capital	166,135	165,840	167,683
Retained earnings	845,292	705,502	776,060
Accumulated other comprehensive (loss) income	(3,988)	11,195	(6,896)
Treasury shares, at cost (929,223 shares, 942,722 shares and 1,011,356 shares at June 30, 2012 and 2011, and at December 31, 2011, respectively)	(34,861)	(33,492)	(37,419)
Total Cash America International, Inc. shareholders’ equity	975,602	852,069	902,452
Noncontrolling interest	3,616	6,328	5,138
Total equity	979,218	858,397	907,590
Total liabilities and equity	$1,658,376	$1,504,237	$1,674,249

See notes to consolidated financial statements.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenue
Pawn loan fees and service charges	$72,051	$66,453	$144,950	$131,735
Proceeds from disposition of merchandise	155,956	143,875	364,339	315,802
Consumer loan fees	180,722	132,414	353,562	255,541
Other	2,915	3,197	6,281	7,725
Total Revenue	411,644	345,939	869,132	710,803
Cost of Revenue
Disposed merchandise	105,639	90,962	243,960	200,198
Consumer loan loss provision	72,397	45,129	134,780	84,629
Total Cost of Revenue	178,036	136,091	378,740	284,827

Net Revenue	233,608	209,848	490,392	425,976
Expenses
Operations and administration	164,190	147,716	334,345	288,174
Depreciation and amortization	15,187	12,308	29,808	24,750
Total Expenses	179,377	160,024	364,153	312,924
Income from Operations	54,231	49,824	126,239	113,052
Interest expense	(6,693)	(5,831)	(13,869)	(11,442)
Interest income	28	20	57	42
Foreign currency transaction loss	(252)	(185)	(165)	(281)
Equity in loss of unconsolidated subsidiary	(31)	(32)	(148)	(36)
Income before Income Taxes	47,283	43,796	112,114	101,335
Provision for income taxes	18,063	16,551	42,371	38,303
Net Income	29,220	27,245	69,743	63,032
Net loss (income) attributable to the noncontrolling interest	600	(264)	1,544	327
Net Income Attributable to Cash America International, Inc.	$29,820	$26,981	$71,287	$63,359
Earnings Per Share:
Net Income attributable to Cash America International, Inc. common shareholders:
Basic	$1.01	$0.91	$2.41	$2.14
Diluted	$0.94	$0.84	$2.24	$1.99
Weighted average common shares outstanding:
Basic	29,645	29,593	29,631	29,673
Diluted	31,822	31,994	31,867	31,828
Dividends declared per common share	$0.035	$0.035	$0.070	$0.070

See notes to consolidated financial statements.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(dollars in thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net income	$29,220	$27,245	$69,743	$63,032
Other comprehensive gain (loss), net of tax:
Unrealized derivatives gain(a)	—	24	12	39
Foreign currency translation (loss) gain(b)	(7,241)	1,148	2,374	5,779
Marketable securities unrealized (loss) gain(c)	(206)	442	544	908
Total other comprehensive (loss) gain, net of tax	(7,447)	1,614	2,930	6,726
Comprehensive income	$21,773	$28,859	$72,673	$69,758
Net loss (income) attributable to the noncontrolling interest	600	(264)	1,544	327
Foreign currency translation gain, net of tax, attributable to the noncontrolling interest	(1)	(96)	(22)	(328)
Comprehensive loss (income) attributable to the noncontrolling interest	599	(360)	1,522	(1)
Comprehensive Income Attributable to Cash America International, Inc.	$22,372	$28,499	$74,195	$69,757

(a)	Net of tax benefit (provision) of $(12) for the three months ended June 30, 2011, and $(6) and $(20) for the six months ended June 30, 2012 and 2011, respectively.
(b)	Net of tax benefit (provision) of $1,052 and $(298) for the three months ended June 30, 2012 and 2011, respectively, and $(53) and $(151) for the six months ended June 30, 2012 and 2011, respectively.
(c)	Net of tax benefit (provision) of $111 and $(237) for the three months ended June 30, 2012 and 2011, respectively, and $(292) and $(489) for the six months ended June 30, 2012 and 2011, respectively.

See notes to consolidated financial statements.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

(dollars in thousands, except per share data)

(Unaudited)

	Common Stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Treasury shares, at cost		Total share- holders’ equity	Non-controlling interest	Total Equity
	Shares	Amount				Shares	Amount
Balance at January 1, 2011	30,235,164	$3,024	$165,658	$644,208	$4,797	(685,315)	$(21,283)	$796,404	$6,327	$802,731
Shares issued under stock-based plans			(2,904)			94,982	3,008	104		104
Stock-based compensation expense			2,583					2,583		2,583
Income tax benefit from stock-based compensation			503					503		503
Net income attributable to Cash America International, Inc.				63,359				63,359		63,359
Dividends paid				(2,065)				(2,065)		(2,065)
Unrealized derivatives gain, net of tax					39			39		39
Foreign currency translation gain, net of tax					5,451			5,451	328	5,779
Marketable securities unrealized gain, net of tax					908			908		908
Purchases of treasury shares						(352,389)	(15,217)	(15,217)		(15,217)
Loss attributable to the noncontrolling interest								—	(327)	(327)
Balance at June 30, 2011	30,235,164	$3,024	$165,840	$705,502	$11,195	(942,722)	$(33,492)	$852,069	$6,328	$858,397

Balance at January 1, 2012	30,235,164	$3,024	$167,683	$776,060	$(6,896)	(1,011,356)	$(37,419)	$902,452	$5,138	$907,590
Shares issued under stock-based plans			(5,915)			170,670	6,414	499		499
Stock-based compensation expense			3,079					3,079		3,079
Income tax benefit from stock-based compensation			1,288					1,288		1,288
Net income attributable to Cash America International, Inc.				71,287				71,287		71,287
Dividends paid				(2,055)				(2,055)		(2,055)
Unrealized derivatives gain, net of tax					12			12		12
Foreign currency translation gain, net of tax					2,352			2,352	22	2,374
Marketable securities unrealized gain, net of tax					544			544		544
Purchases of treasury shares						(88,537)	(3,856)	(3,856)		(3,856)
Loss attributable to the noncontrolling interest								—	(1,544)	(1,544)
Balance at June 30, 2012	30,235,164	$3,024	$166,135	$845,292	$(3,988)	(929,223)	$(34,861)	$975,602	$3,616	$979,218

See notes to consolidated financial statements.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

(Unaudited)

	Six Months Ended June 30,
	2012	2011
Cash Flows from Operating Activities
Net Income	$69,743	$63,032
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	29,808	24,750
Amortization of debt discount and issuance costs	1,874	1,753
Consumer loan loss provision	134,780	84,629
Stock-based compensation	3,079	2,583
Deferred income taxes, net	1,127	31,138
Excess income tax benefit from stock-based compensation	(1,288)	(503)
Other	2,924	1,964
Changes in operating assets and liabilities, net of assets acquired:
Merchandise held for disposition	11,392	(8,811)
Pawn loan fees and service charges receivable	3,519	(366)
Finance and service charges on consumer loans	571	(2,065)
Prepaid expenses and other assets	(5,446)	(4,372)
Accounts payable and accrued expenses	(10,678)	(9,044)
Current income taxes	(9,225)	(3,793)
Other operating assets and liabilities	1,682	1,391
Net cash provided by operating activities	233,862	182,286
Cash Flows from Investing Activities
Pawn loans made	(370,825)	(363,361)
Pawn loans repaid	225,138	208,168
Principal recovered through dispositions of forfeited pawn loans	170,339	152,956
Consumer loans made or purchased	(873,535)	(702,609)
Consumer loans repaid	731,686	597,608
Acquisitions, net of cash acquired	(4,720)	—
Purchases of property and equipment	(36,713)	(33,032)
Investment in equity securities	—	(5,000)
Other investing activities	(397)	(347)
Net cash used in investing activities	(159,027)	(145,617)
Cash Flows from Financing Activities
Net repayments under bank lines of credit	(56,925)	(30,769)
Issuance of long-term debt	—	50,000
Net proceeds from re-issuance of treasury shares	499	104
Loan costs paid	—	(2,584)
Payments on notes payable and other obligations	(7,502)	(25,840)
Excess income tax benefit from stock-based compensation	1,288	503
Treasury shares purchased	(3,680)	(15,217)
Dividends paid	(2,055)	(2,065)
Net cash used in financing activities	(68,375)	(25,868)
Effect of exchange rates on cash	(63)	(750)
Net increase in cash and cash equivalents	6,397	10,051
Cash and cash equivalents at beginning of year	62,542	38,324
Cash and cash equivalents at end of period	$68,939	$48,375
Supplemental Disclosures
Non-cash investing and financing activities
Pawn loans forfeited and transferred to merchandise held for disposition	$166,789	$145,380
Pawn loans renewed	$135,620	$84,236
Consumer loans renewed	$316,599	$239,311

See notes to consolidated financial statements.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include all of the accounts of Cash America International, Inc. and its subsidiaries (the “Company”). All significant intercompany accounts and transactions have been eliminated in consolidation.

The financial statements as of June 30, 2012 and 2011 and for the three- and six-month periods then ended are unaudited but, in management’s opinion, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for such interim periods. The year-end consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles in the United States of America (“GAAP”). Operating results for the three- and six-month periods are not necessarily indicative of the results that may be expected for the full fiscal year.

In the first quarter of 2012, the Company changed its accounting policy with respect to its foreign pawn operations to reflect pledged collateral underlying nonperforming pawn loans as “Merchandise held for disposition, net,” the proceeds received from the disposition of this collateral as “Proceeds from disposition of merchandise” and the cost basis for this collateral as “Cost of disposed merchandise” in its consolidated financial statements. The Company believes this change, from one generally accepted accounting principle to another generally accepted accounting principle, is preferable because it enhances comparability of its financial statements by reporting financial results associated with its foreign pawn operations in the same manner as the financial results associated with its domestic pawn operations. The Company did not change its accounting policy with respect to its domestic pawn operations, and the change in the Company’s accounting policy with respect to its foreign pawn operations had no impact on the Company’s consolidated Net Revenue or Net Income previously reported. The change has been applied retrospectively. The following tables summarize the impact of the accounting change in the Company’s consolidated financial statements as of and for the three and six months ended June 30, 2011 and as of December 31, 2011 (dollars in thousands):

For the Three Months Ended June 30, 2011	As previously reported	As adjusted
Consolidated Statements of Income
Pawn loan fees and service charges	$68,348	$66,453
Proceeds from disposition of merchandise	130,293	143,875
Total revenue	334,252	345,939
Cost of disposed merchandise	79,275	90,962
Total cost of revenue	124,404	136,091
Net revenue	209,848	209,848

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

As of and for the Six Months Ended June 30, 2011	As previously reported	As adjusted
Consolidated Balance Sheet
Merchandise held for disposition, net	$124,054	$132,192
Prepaid expenses and other assets	41,973	33,835
Consolidated Statements of Income
Pawn loan fees and service charges	$135,237	$131,735
Proceeds from disposition of merchandise	290,954	315,802
Total revenue	689,457	710,803
Cost of disposed merchandise	178,852	200,198
Total cost of revenue	263,481	284,827
Net revenue	425,976	425,976
Consolidated Statement of Cash Flows
Merchandise held for disposition	$(8,930)	$(8,811)
Prepaid expenses and other assets	(6,960)	(4,372)
Net cash provided by operating activities	179,579	182,286
Pawn loans repaid	230,532	208,168
Principal recovered through dispositions of forfeited pawn loans	132,292	152,956
Net cash used in investing activities	(143,917)	(145,617)
Consolidated Statement of Cash Flows—Supplemental Disclosures
Pawn loans forfeited and transferred to merchandise held for disposition	$125,426	$145,380

As of December 31, 2011	As previously reported	As adjusted
Consolidated Balance Sheet
Merchandise held for disposition, net	$151,274	$161,884
Prepaid expenses and other assets	41,911	31,301

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

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

Revenue Recognition

Pawn loan fees and service charges. Pawn loans are short-term loans made on the pledge of tangible personal property. Pawn loan fees and service charges revenue are accrued ratably over the term of the loan for the portion of those pawn loans deemed collectible. The typical loan term is generally 30 to 90 days plus, in many cases, an additional grace period (typically 10 to 60 days). A pawn loan is considered nonperforming if the customer does not repay or, where allowed by law, renew or extend the loan on or prior to its contractual maturity date plus any applicable grace period. Pawn loan fees and service charges do not accrue on nonperforming loans. When a pawn loan is considered nonperforming, any accrued pawn loan fees and service charges are reversed and no additional pawn loan fees and service charges are accrued. Pawn loans written during each calendar month are aggregated and tracked for performance. This empirical data allows the Company to analyze the characteristics of its outstanding pawn loan portfolio and assess the collectability of the principal balance in addition to pawn loan fees and service charges.

Proceeds from and cost of disposed merchandise. Upon the sale of merchandise, the Company realizes gross profit, which is the difference between the Company’s cost basis in the loan or the amount paid for purchased merchandise, both of which are recorded as cost of sales, and the amount of proceeds from the sale. The cost of disposed merchandise is computed on the specific identification basis. Interim customer payments for layaway sales are recorded as customer deposits and subsequently recognized as revenue during the period in which the final payment is received.

Merchandise Held for Disposition

Merchandise held for disposition consists primarily of forfeited collateral from pawn loans not repaid and merchandise that is purchased directly from customers or from third parties. The carrying value of the forfeited collateral and other merchandise held for disposition is stated at the lower of cost (which is the cost basis in the loan or the amount paid for purchased merchandise) or fair value. With respect to the Company’s foreign pawn operations, collateral underlying unredeemed pawn loans is not owned by the Company; however, the Company assumes the risk of loss on such collateral and is solely responsible for its care and disposition. Accordingly, the Company classifies these assets as “Merchandise held for disposition, net” in the consolidated balance sheets. The Company provides an allowance for returns and an allowance for valuation based on management’s evaluation of the current trends in performance, characteristics of the merchandise and historical shrinkage rates. Because pawn loans are made without recourse to the borrower, the Company does not investigate or rely upon the borrower’s creditworthiness, but instead bases its lending decision on an evaluation of the pledged personal property. The amount the Company is willing to finance is typically based on a percentage of the pledged personal property’s estimated disposition value. The Company uses numerous sources in determining an item’s estimated disposition value, including the Company’s automated product valuation system as well as catalogs, “blue books,” newspapers, internet research and previous disposition experience. The Company performs a physical count of its merchandise in each location on multiple occasions on a cyclical basis and reviews the composition of inventory by category and age in order to assess the adequacy of the allowance.

Recently Adopted Accounting Pronouncements

In September 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-08, Testing Goodwill for Impairment (“ASU 2011-08”). This update is intended to simplify goodwill impairment testing by adding an optional qualitative review step to assess whether the required quantitative impairment analysis that exists under

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

GAAP is necessary. Under ASU 2011-08, a company will not be required to calculate the fair value of a reporting unit that contains recorded goodwill unless it concludes, based on the qualitative assessment, that it is more likely than not (a likelihood of more than 50 percent) that the fair value of that reporting unit is less than its book value. If such a decline in fair value is deemed more likely than not to have occurred, then the quantitative goodwill impairment test that exists under current GAAP must be completed. If not, goodwill is deemed not impaired and no further testing is required until the next annual test date, unless conditions or events before that date raise concerns of potential impairment. The amended goodwill impairment guidance does not affect the manner in which a company estimates fair value. The Company adopted ASU 2011-08 on January 1, 2012 and exercised its option to bypass the qualitative assessment and utilized only a quantitative assessment in its 2012 goodwill assessment.

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

Pawn Partners, Inc.

Pursuant to the Company’s business strategy of expanding storefront operations in the United States, the Company’s wholly-owned subsidiary, Cash America, Inc. of Nevada, entered into an agreement to acquire substantially all of the assets of Pawn Partners, Inc., Pawn Partners – Tucson, Inc., Pawn Partners – Tucson II, Inc., Pawn Partners – Tucson 3, Inc., Pawn Partners – Tucson 4, Inc. and Pawn Partners – Yuma, Inc. (collectively, “Pawn Partners”) on November 22, 2011 (the “Pawn Partners acquisition”), the final closing for which was to occur following receipt of all applicable licensing and regulatory approvals. The Company assumed the economic benefits of these pawnshops by operating them under a management arrangement that commenced on November 30, 2011. The Company obtained all regulatory licenses in the first quarter of 2012 and terminated the management arrangement. Pawn Partners operated a seven-store chain of pawn lending locations as franchised Cash America locations under the name “SuperPawn.” The seven locations are located in Tucson, Flagstaff and Yuma, Arizona. As of June 30, 2012, the Company has paid aggregate consideration of $53.6 million, of which $4.3 million was paid during the six-month period ended June 30, 2012, which was related to the receipt of the regulatory licenses described above. The Company incurred acquisition costs of $0.1 million related to the acquisition. The goodwill of $26.7 million arising from the acquisition consists largely of the synergies and economies of scale expected from combining the operations of the Company and Pawn Partners. The activities and goodwill related to the Pawn Partners acquisition are included in the results of the Company’s retail services segment, which is further described in Note 8.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

3.	Credit Quality Information on Pawn Loans

The Company manages the pawn loan portfolio by monitoring the type and adequacy of collateral compared to historical gross profit margins. If a pawn loan defaults, the Company must rely on the disposition of pawned property to recover the principal amount of an unpaid pawn loan, plus a yield on the investment, because pawn loans are non-recourse against the customer. As a result, the customer’s creditworthiness is not a significant factor in the loan decision, and a decision to redeem pawned property does not affect the customer’s personal credit status with other third-party creditors. In addition, the customer’s creditworthiness does not affect the Company’s financial position or results of operations. Generally, forfeited merchandise has historically sold for an amount in excess of the cost of goods sold (which is the lower of the cash amount loaned or market value). Goods pledged to secure pawn loans are tangible personal property items such as jewelry, tools, televisions and other electronics, musical instruments and other miscellaneous items. A pawn loan is considered nonperforming if the customer does not repay or, where allowed by law, renew or extend the loan on or prior to its contractual maturity date plus any applicable grace period. Pawn loan fees and service charges do not accrue on nonperforming loans. When a pawn loan is considered nonperforming, any accrued pawn loan fees and service charges are reversed and no additional pawn loan fees and service charges are accrued. As of June 30, 2012 and 2011 and December 31, 2011, the Company had performing pawn loans outstanding of $228.4 million, $223.6 million and $248.4 million, respectively, and nonperforming pawn loans outstanding of $4.5 million, $5.7 million and $5.1 million, respectively.

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

Through the credit services organization programs (the “CSO programs”), the Company provides services related to a third-party lender’s consumer loan products in some markets by acting as a credit services organization or credit access business on behalf of consumers in accordance with applicable state laws. Services offered under the CSO programs include credit related services such as arranging loans with independent third-party lenders and assisting in the preparation of loan applications and loan documents. Under the CSO programs, the Company also guarantees consumer loan payment obligations to the third-party lender in the event that the consumer defaults on the loan. A customer who obtains a loan through the CSO programs pays the Company a fee for these credit services (“CSO fees”).

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

Although consumer loan transactions may take the form of loans or a line of credit, deferred check deposit transactions and transactions through the Company’s CSO programs, the transactions are referred to throughout this discussion as “consumer loans.” Consumer loan fee revenue generated from the Company’s consumer loans, CSO programs and related activities for the three and six months ended June 30, 2012 and 2011 was as follows (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Interest and fees on short-term loans	$152,210	$121,837	$300,503	$236,830
Interest and fees on installment loans	28,512	10,577	53,059	18,711

Total consumer loan fees	$180,722	$132,414	$353,562	$255,541

The Company monitors the performance of its portfolio of consumer loans and maintains either an allowance or liability for estimated losses on consumer loans (including fees and interest) at a level estimated to be adequate to absorb credit losses inherent in the portfolio. The allowance for losses on the Company’s owned consumer loans reduces the outstanding loan balance in the consolidated balance sheets. In addition, the Company maintains a liability for estimated losses related to loans guaranteed under the CSO programs, which approximates the fair value of the liability and is included in “Accounts payable and accrued expenses” on the consolidated balance sheets.

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

Where permitted by law, a customer may choose to renew a performing short-term consumer loan before it is considered nonperforming by agreeing to pay the current finance charge for the right to make payment of the outstanding principal balance at a later date plus an additional finance charge. If a performing loan is renewed, the renewal is considered a new loan. In some instances in the United Kingdom, customers agree to repay a new short-term loan in two payments (which the Company also considers short-term loans), and in these cases the Company considers the obligation to make the first payment as a new single-payment loan and the obligation to make the second payment as a renewal of that loan because the customer pays the finance charge due at that time when each payment is made, similar to a renewed loan. If a performing loan is renewed but the customer fails to pay that loan’s current finance charge as of its due date (after allowing for normal payment processing time), the loan that was renewed is reclassified as nonperforming to the extent of that loan’s unpaid finance charge.

The Company does not provide for any grace period when determining the performance status of a consumer loan (other than allowing for normal payment processing time). Nonperforming loans may not be renewed, and if, during its attempt to collect on a nonperforming loan, the Company extends the time for payment through a payment plan or a promise to pay, it is still considered nonperforming. Nonperforming loans are analyzed by stage of collection. Actual loss experience based on historical loss rates for each discrete group is calculated and adjusted for recent default trends. The required allowance is calculated by applying the resulting adjusted loss rates to each discrete loan group and aggregating the results. Increases in either the allowance or the liability, net of charge-offs and recoveries, are recorded as a “Consumer loan loss provision” in the consolidated statements of income. The Company fully reserves and generally charges off all consumer loans once they have been classified as nonperforming for 60 consecutive days. If a loan is deemed uncollectible before it is fully reserved, it is charged off at that point. All loans included in nonperforming loans have an age of one to 59 days from the date they became nonperforming loans, as defined above. Recoveries on loans previously charged to the allowance are credited to the allowance when collected.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

The allowance for losses on consumer loans was $70.6 million, $37.2 million and $63.1 million at June 30, 2012 and 2011 and December 31, 2011, respectively. In connection with its CSO programs, the Company guarantees consumer loan payment obligations to unrelated third-party lenders and is required to purchase the loan should a consumer not make payments as required by the contract. The guarantee represents an obligation to purchase specific loans that go into default, which generally have terms of less than 90 days. At June 30, 2012 and 2011 and December 31, 2011, the amount of consumer loans guaranteed by the Company was $54.0 million, $47.3 million and $59.4 million, respectively, representing amounts due under consumer loans originated by third-party lenders under the CSO programs. The estimated fair value of the liability for estimated losses on consumer loans guaranteed by the Company of $2.8 million, $2.1 million and $3.1 million at June 30, 2012 and 2011 and December 31, 2011, respectively, is included in “Accounts payable and accrued expenses” in the accompanying consolidated balance sheets.

The components of Company-owned consumer loan portfolio receivables at June 30, 2012 and 2011 and December 31, 2011 were as follows (dollars in thousands):

	As of June 30, 2012
	Short-term Loans	Installment Loans	Total
Performing loans	$150,701	$76,644	$227,345
Nonperforming loans	56,649	12,941	69,590
Total consumer loans, gross	207,350	89,585	296,935
Less: Allowance for losses	(50,652)	(19,919)	(70,571)
Consumer loans, net	$156,698	$69,666	$226,364

	As of June 30, 2011
	Short-term Loans	Installment Loans	Total
Performing loans	$124,583	$25,478	$150,061
Nonperforming loans	39,728	7,793	47,521
Total consumer loans, gross	164,311	33,271	197,582
Less: Allowance for losses	(31,194)	(6,017)	(37,211)
Consumer loans, net	$133,117	$27,254	$160,371

	As of December 31, 2011
	Short-term Loans	Installment Loans	Total
Performing loans	$157,056	$59,146	$216,202
Nonperforming loans	59,148	10,500	69,648
Total consumer loans, gross	216,204	69,646	285,850
Less: Allowance for losses	(50,129)	(12,943)	(63,072)
Consumer loans, net	$166,075	$56,703	$222,778

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

Changes in the allowance for losses for the Company-owned loans and the liability for estimated losses on the Company’s guarantees of third-party lender-owned loans during the three and six months ended June 30, 2012 and 2011 were as follows (dollars in thousands):

	Three Months Ended June 30, 2012
	Short-term Loans	Installment Loans	MLOC(a)	Total
Allowance for losses for Company-owned consumer loans:

Balance at beginning of period	$43,425	$15,288	$-	$58,713
Consumer loan loss provision	54,959	16,636	-	71,595
Charge-offs	(57,293)	(13,206)	-	(70,499)
Recoveries	9,561	1,201	-	10,762

Balance at end of period	$50,652	$19,919	$-	$70,571

Liability for third-party lender-owned consumer loans:

Balance at beginning of period	$1,630	$363	$-	$1,993
Increase in liability	787	15	-	802

Balance at end of period	$2,417	$378	$-	$2,795

	Three Months Ended June 30, 2011
	Short-term Loans	Installment Loans	MLOC(a)	Total
Allowance for losses for Company-owned consumer loans:

Balance at beginning of period	$30,512	$4,498	$-	$35,010
Consumer loan loss provision	37,967	6,977	(241)	44,703
Charge-offs	(44,180)	(5,695)	(77)	(49,952)
Recoveries	6,895	237	318	7,450

Balance at end of period	$31,194	$6,017	$-	$37,211
Liability for third-party lender-owned consumer loans:

Balance at beginning of period	$1,501	$210	$-	$1,711
Increase in liability	351	75	-	426

Balance at end of period	$1,852	$285	$-	$2,137

	Six Months Ended June 30, 2012
	Short-term Loans	Installment Loans	MLOC(a)	Total
Allowance for losses for Company-owned consumer loans:

Balance at beginning of period	$50,129	$12,943	$-	$63,072
Consumer loan loss provision	103,913	31,134	-	135,047
Charge-offs	(122,569)	(26,543)	-	(149,112)
Recoveries	19,179	2,385	-	21,564

Balance at end of period	$50,652	$19,919	$-	$70,571

Liability for third-party lender-owned consumer loans:

Balance at beginning of period	$2,617	$445	$-	$3,062
Decrease in liability	(200)	(67)	-	(267)

Balance at end of period	$2,417	$378	$-	$2,795

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

	Six Months Ended June 30, 2011
	Short-term Loans	Installment Loans	MLOC(a)	Total
Allowance for losses for Company-owned consumer loans:

Balance at beginning of period	$34,455	$2,988	$1,510	$38,953
Consumer loan loss provision	74,139	11,863	(672)	85,330
Charge-offs	(91,782)	(9,255)	(1,591)	(102,628)
Recoveries	14,382	421	753	15,556

Balance at end of period	$31,194	$6,017	$-	$37,211
Liability for third-party lender-owned consumer loans:

Balance at beginning of period	$2,610	$228	$-	$2,838
(Decrease) increase in liability	(758)	57	-	(701)

Balance at end of period	$1,852	$285	$-	$2,137

(a) Represents micro line of credit (“MLOC”) receivables, which are participation interests in receivables acquired from a third-party lender. The Company stopped providing MLOC services on behalf of a third-party lender in October 2010 when the lender discontinued offering MLOC advances.

5.	Merchandise Held for Disposition

Merchandise held for disposition consists primarily of forfeited collateral from pawn loans not repaid and merchandise that is purchased directly from customers or from third parties. The carrying value of the forfeited collateral and other merchandise held for disposition is stated at the lower of cost (which is the cost basis in the loan or the amount paid for purchased merchandise) or fair value. With respect to the Company’s foreign pawn operations, collateral underlying unredeemed pawn loans is not owned by the Company; however, the Company assumes the risk of loss on such collateral and is solely responsible for its care and disposition. Accordingly, the Company classifies these assets as “Merchandise held for disposition, net” in the consolidated balance sheets.

As of June 30, 2012 and 2011 and December 31, 2011, the Company had merchandise held for disposition, net, of $132.8 million, $124.1 million and $151.3 million, respectively, associated with its domestic retail services operations and $12.0 million, $8.1 million and $10.6 million, respectively, associated with its foreign retail services operations.

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

The following table sets forth the reconciliation of numerators and denominators for the basic and diluted earnings per share computation for the three and six months ended June 30, 2012 and 2011 (dollars in thousands, except per share amounts):

		Three Months Ended June 30,		Six Months Ended June 30,
		2012	2011	2012	2011
	Numerator:
	Net income attributable to Cash America International, Inc.	$29,820	$26,981	$71,287	$63,359

	Denominator:
	Total weighted average basic shares(a)	29,645	29,593	29,631	29,673
	Shares applicable to stock-based compensation(b)	285	245	290	217
	Convertible debt(c)	1,892	2,156	1,946	1,938

	Total weighted average diluted shares(d)	31,822	31,994	31,867	31,828

	Net income – basic	$1.01	$0.91	$2.41	$2.14

	Net income – diluted	$0.94	$0.84	$2.24	$1.99

(a)	Includes vested restricted stock units of 284 and 230, as well as 31 and 32 shares in the Company’s nonqualified deferred compensation plan for the three months ended June 30, 2012 and 2011, respectively, and vested restricted stock units of 282 and 224, as well as shares in the Company’s nonqualified deferred compensation plan of 32 and 32 for the six months ended June 30, 2012 and 2011, respectively.
(b)	Includes shares related to outstanding option awards that are exercisable and shares related to unvested or deferred restricted stock unit awards. For the three and six months ended June 30, 2011, there is an immaterial amount of unvested or deferred restricted stock units that are excluded from shares applicable to stock-based compensation because its impact would be anti-dilutive.
(c)	The shares issuable with respect to the Company’s 2009 Convertible Notes due 2029 (the “2009 Convertible Notes”) have been calculated using the treasury stock method. The Company intends to settle the principal portion of the convertible debt in cash; therefore, only the shares related to the conversion spread have been included in weighted average diluted shares.
(d)	Except as described in footnote (b), there are no anti-dilutive shares for the three and six months ended June 30, 2012 and 2011.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

7.	Long-Term Debt

The Company’s long-term debt instruments and balances outstanding at June 30, 2012 and 2011 and December 31, 2011 were as follows (dollars in thousands):

		Balance at
		June 30,		December 31,
		2012	2011	2011
	Domestic and multi-currency line of credit up to $380,000 ($100,000 due 2013, $280,000 due 2015)(a)	$223,914	$184,256	$280,839
	6.21% senior unsecured notes due 2021	22,727	25,000	22,727
	6.09% senior unsecured notes due 2016	35,000	35,000	35,000
	6.12% senior unsecured notes due 2012	13,333	26,667	16,667
	7.26% senior unsecured notes due 2017	25,000	25,000	25,000
	Variable rate senior unsecured note due 2015	45,833	50,000	50,000
	5.25% convertible senior unsecured notes due 2029	108,594	105,584	107,058
	Total debt	$474,401	$451,507	$537,291
	Less current portion	35,939	19,773	34,273
	Total long-term debt	$438,462	$431,734	$503,018

(a)	$100.0 million of the available balance matures on the earlier of May 29, 2013 or the second business day following the closing of an initial public offering of common stock of Enova International, Inc. (“Enova”) that results in Enova no longer being considered a majority-owned subsidiary of the Company.

Domestic and Multi-Currency Line

On March 30, 2011, the Company entered into a new credit agreement for up to $330.0 million of credit with a group of commercial banks (the “Original Credit Agreement”). On November 29, 2011, the Company amended the Original Credit Agreement to increase the amount available by $100.0 million to $430.0 million (the “Credit Agreement”). The Credit Agreement consists of a $380.0 million line of credit, which includes the ability to borrow up to $50.0 million in specified foreign currencies or U.S. dollars (the “Domestic and Multi-currency Line”) and a $50.0 million term loan facility (the “2015 Variable Rate Notes”). The Domestic and Multi-currency Line will decrease by $100.0 million to $280.0 million on the earlier of May 29, 2013 or the second business day following the closing of an initial public offering of common stock of Enova that results in Enova no longer being considered a majority-owned subsidiary of the Company. Interest on the Domestic and Multi-currency Line is charged, at the Company’s option, at either the London Interbank Offered Rate (“LIBOR”) plus a margin varying from 2.00% to 3.25% or at the agent’s base rate plus a margin varying from 0.50% to 1.75%. Interest on the 2015 Variable Rate Notes is charged, at the Company’s option, at either LIBOR plus a margin of 3.50% or at the agent’s base rate plus a margin of 2.00%. The margin for the Domestic and Multi-currency Line is dependent on the Company’s cash flow leverage ratios as defined in the Credit Agreement. The Company also pays a fee on the unused portion of the Domestic and Multi-currency Line ranging from 0.25% to 0.50% (0.38% at June 30, 2012) based on the Company’s cash flow leverage ratios. The weighted average interest rate (including margin) on the Domestic and Multi-currency Line was 2.77%, 2.72% and 3.08% at June 30, 2012 and 2011 and December 31, 2011, respectively. The weighted average interest rate (including margin) on the 2015 Variable Rate Notes was 3.75%, 3.69% and 3.81% at June 30, 2012 and 2011 and December 31, 2011, respectively. The Domestic and Multi-currency Line matures on March 31, 2015. Beginning March 31, 2012, the 2015 Variable Rate Notes became payable in equal quarterly principal installments of $2.1 million with any outstanding principal remaining due at maturity on March 31, 2015.

At June 30, 2012, borrowings under the Company’s Domestic and Multi-currency Line consisted of three pricing tranches with maturity dates ranging from one to six days, and at June 30, 2011, borrowings under the Company’s Domestic and Multi-currency Line consisted of multiple pricing tranches with maturity dates ranging

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

from one to 29 days. However, the Company routinely refinances borrowings pursuant to the terms of its Domestic and Multi-currency Line. Therefore, these borrowings are reported as part of the applicable line of credit and as long-term debt.

Other

On March 30, 2011, in conjunction with the establishment of the Original Credit Agreement, the Company entered into a separate credit agreement for the issuance of $20.0 million in letters of credit (the “Letter of Credit Facility”). The Company had standby letters of credit of $17.7 million issued under the Letter of Credit Facility at June 30, 2012.

Each of the Company’s credit agreements and senior unsecured notes require the Company to maintain certain financial ratios. As of June 30, 2012, the Company was in compliance with all covenants or other requirements set forth in its debt agreements.

8.	Operating Segment Information

The Company has two reportable operating segments: retail services and e-commerce. The retail services segment includes all of the operations of the Company’s Retail Services Division, which is composed of both domestic and foreign storefront locations that offer some or all of the following services: pawn lending, consumer loans, the purchase and sale of merchandise, check cashing and other ancillary services such as money orders, wire transfers and prepaid debit cards. Most of these ancillary services offered in the retail services segment are provided through third-party vendors. The e-commerce segment includes the operations of the Company’s E-Commerce Division, which is composed of the Company’s domestic and foreign online lending channels (and includes the Company’s internet lending activities and other ancillary services).

In the e-commerce segment, certain administrative expenses are allocated between the domestic and foreign components based on the amount of loans written.

During the first quarter of 2012, the Company changed the presentation of its operating segment information to report corporate operations separately from its retail services and e-commerce segment information. Corporate administrative expense, which was previously allocated to each segment based on personnel expense, is included under the “Corporate” heading in the following tables. For comparison purposes, operations and administration expenses for prior years have been conformed to the current presentation. Corporate operations primarily include corporate expenses, such as personnel, legal, occupancy, and other costs related to corporate service functions, such as executive oversight, insurance and risk management, public and government relations, internal audit, treasury, payroll, compliance and licensing, finance, accounting, tax, and information systems (except for online lending systems, which are included in the e-commerce segment). Corporate income includes miscellaneous income not directly attributable to the Company’s segments. Corporate assets primarily include: corporate property and equipment, non-qualified savings plan assets, marketable securities, foreign exchange forward contracts and prepaid insurance.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

	Retail Services			E-Commerce
	Domestic	Foreign	Total	Domestic	Foreign	Total	Corporate	Consolidated

Three Months Ended June 30, 2012
Revenue
Pawn loan fees and service charges	$68,185	$3,866	$72,051	$-	$-	$-	$-	$72,051
Proceeds from disposition of merchandise	144,484	11,472	155,956	-	-	-	-	155,956
Consumer loan fees	28,579	-	28,579	73,802	78,341	152,143	-	180,722
Other	2,185	211	2,396	288	11	299	220	2,915
Total revenue	243,433	15,549	258,982	74,090	78,352	152,442	220	411,644
Disposed merchandise	95,345	10,294	105,639	-	-	-	-	105,639
Consumer loan loss provision	6,603	-	6,603	30,643	35,151	65,794	-	72,397
Total cost of revenue	101,948	10,294	112,242	30,643	35,151	65,794	-	178,036
Net revenue	141,485	5,255	146,740	43,447	43,201	86,648	220	233,608
Expenses
Operations and administration	88,204	7,822	96,026	25,773	27,778	53,551	14,613	164,190
Depreciation and amortization	7,514	1,121	8,635	2,727	300	3,027	3,525	15,187
Total expenses	95,718	8,943	104,661	28,500	28,078	56,578	18,138	179,377
Income (loss) from operations	$45,767	$(3,688)	$42,079	$14,947	$15,123	$30,070	$(17,918)	$54,231
As of June 30, 2012
Total assets	$900,302	$113,498	$1,013,800	$360,912	$152,888	$513,800	$130,776	$1,658,376
Goodwill			$353,945			$210,368		$564,313

	Retail Services			E-Commerce
	Domestic	Foreign	Total	Domestic	Foreign	Total	Corporate	Consolidated

Three Months Ended June 30, 2011
Revenue
Pawn loan fees and service charges	$61,158	$5,295	$66,453	$-	$-	$-	$-	$66,453
Proceeds from disposition of merchandise	130,264	13,582	143,846	29	-	29	-	143,875
Consumer loan fees	27,320	-	27,320	55,212	49,882	105,094	-	132,414
Other	2,522	174	2,696	110	229	339	162	3,197
Total revenue	221,264	19,051	240,315	55,351	50,111	105,462	162	345,939
Disposed merchandise	79,252	11,687	90,939	23	-	23	-	90,962
Consumer loan loss provision	4,756	-	4,756	16,504	23,869	40,373	-	45,129
Total cost of revenue	84,008	11,687	95,695	16,527	23,869	40,396	-	136,091
Net revenue	137,256	7,364	144,620	38,824	26,242	65,066	162	209,848
Expenses
Operations and administration	81,772	7,936	89,708	19,463	20,176	39,639	18,369	147,716
Depreciation and amortization	6,224	1,460	7,684	2,574	208	2,782	1,842	12,308
Total expenses	87,996	9,396	97,392	22,037	20,384	42,421	20,211	160,024
Income (loss) from operations	$49,260	$(2,032)	$47,228	$16,787	$5,858	$22,645	$(20,049)	$49,824
As of June 30, 2011
Total assets	$836,555	$135,852	$972,407	$304,586	$92,342	$396,928	$134,902	$1,504,237
Goodwill			$336,392			$210,282		$546,674

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

	Retail Services			E-Commerce
	Domestic	Foreign	Total	Domestic	Foreign	Total	Corporate	Consolidated

Six Months Ended June 30, 2012
Revenue
Pawn loan fees and service charges	$137,598	$7,352	$144,950	$-	$-	$-	$-	$144,950
Proceeds from disposition of merchandise	340,470	23,869	364,339	-	-	-	-	364,339
Consumer loan fees	57,951	-	57,951	142,926	152,685	295,611	-	353,562
Other	5,147	260	5,407	453	5	458	416	6,281
Total revenue	541,166	31,481	572,647	143,379	152,690	296,069	416	869,132
Disposed merchandise	222,473	21,487	243,960	-	-	-	-	243,960
Consumer loan loss provision	11,069	-	11,069	52,597	71,114	123,711	-	134,780
Total cost of revenue	233,542	21,487	255,029	52,597	71,114	123,711	-	378,740
Net revenue	307,624	9,994	317,618	90,782	81,576	172,358	416	490,392
Expenses
Operations and administration	179,463	16,016	195,479	49,589	54,501	104,090	34,776	334,345
Depreciation and amortization	14,646	2,249	16,895	5,339	563	5,902	7,011	29,808
Total expenses	194,109	18,265	212,374	54,928	55,064	109,992	41,787	364,153
Income (loss) from operations	$113,515	$(8,271)	$105,244	$35,854	$26,512	$62,366	$(41,371)	$126,239

	Retail Services			E-Commerce
	Domestic	Foreign	Total	Domestic	Foreign	Total	Corporate	Consolidated

Six Months Ended June 30, 2011
Revenue
Pawn loan fees and service charges	$121,384	$10,351	$131,735	$-	$-	$-	$-	$131,735
Proceeds from disposition of merchandise	290,925	24,848	315,773	29	-	29	-	315,802
Consumer loan fees	53,155	-	53,155	113,923	88,463	202,386	-	255,541
Other	6,247	276	6,523	343	537	880	322	7,725
Total revenue	471,711	35,475	507,186	114,295	89,000	203,295	322	710,803
Disposed merchandise	178,829	21,346	200,175	23	-	23	-	200,198
Consumer loan loss provision	7,939	-	7,939	33,662	43,028	76,690	-	84,629
Total cost of revenue	186,768	21,346	208,114	33,685	43,028	76,713	-	284,827
Net revenue	284,943	14,129	299,072	80,610	45,972	126,582	322	425,976
Expenses
Operations and administration	164,333	17,197	181,530	38,367	35,491	73,858	32,786	288,174
Depreciation and amortization	12,269	2,971	15,240	5,322	400	5,722	3,788	24,750
Total expenses	176,602	20,168	196,770	43,689	35,891	79,580	36,574	312,924
Income (loss) from operations	$108,341	$(6,039)	$102,302	$36,921	$10,081	$47,002	$(36,252)	$113,052

9.	Litigation

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

On March 5, 2009, Peter Alfeche and Kim Saunders, on behalf of themselves and all others similarly situated, filed a purported class action lawsuit in the U.S. District Court for the Eastern District of Pennsylvania against Cash America International, Inc., Cash America Net of Nevada, LLC, Cash America Net of Pennsylvania, LLC and Cash America of PA, LLC, d/b/a CashNetUSA.com (collectively, “CashNetUSA”). The lawsuit alleges, among other things, that CashNetUSA’s online consumer loan activities in Pennsylvania were illegal and in violation of various Pennsylvania laws, including the Loan Interest Protection Law, the Pennsylvania Consumer Discount Company Act (the “CDCA”) and the Unfair Trade Practices and Consumer Protection Laws. The lawsuit also seeks declaratory judgment that several of CashNetUSA’s contractual provisions, including the class action waiver and the choice of law and arbitration provisions, are not enforceable under Pennsylvania law and that CashNetUSA’s loan contracts are void and unenforceable. The complaint seeks compensatory damages (including the trebling of certain damages), punitive damages and attorney’s fees. CashNetUSA filed a motion to enforce the arbitration provision, including its class action waiver, located in the agreements governing the lending activities. In August 2011, the U.S. District Court ruled that the arbitration provision, which includes the class action waiver, was valid and enforceable and granted the motion to compel arbitration and stayed the litigation. In August 2011, the plaintiffs filed a motion to reconsider, which the court denied, and in September 2011, the plaintiffs filed a motion for certification for interlocutory appeal, which was denied in November 2011. In February 2012, plaintiffs filed a motion for reconsideration of the court’s decision, which the court denied on June 13, 2012. Neither the likelihood of an unfavorable outcome nor the ultimate liability, if any, with respect to any future filed arbitrations can be determined at this time. CashNetUSA believes that the plaintiffs’ claims are without merit and will vigorously defend any arbitration claims that are initiated.

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

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

The Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2012 and 2011 and December 31, 2011 are as follows (dollars in thousands):

	June 30, 2012	Fair Value Measurements Using
		Level 1	Level 2	Level 3
Financial assets (liabilities):
Forward currency exchange contracts	$(20)	$-	$(20)	$-
Nonqualified savings plan assets(a)	10,339	10,339	-	-
Marketable securities(b)	5,247	5,247	-	-
Total	$15,566	$15,586	$(20)	$-

	June 30, 2011	Fair Value Measurements Using
		Level 1	Level 2	Level 3
Financial assets (liabilities):
Forward currency exchange contracts	(295)	-	(295)	-
Nonqualified savings plan assets(a)	8,530	8,530	-	-
Marketable securities(b)	5,048	5,048	-	-
Total	$13,283	$13,578	$(295)	$-

		December 31, 2011	Fair Value Measurements Using
			Level 1	Level 2	Level 3
	Financial assets (liabilities):
	Forward currency exchange contracts	$260	$-	$260	$-
	Nonqualified savings plan assets(a)	8,264	8,264	-	-
	Marketable securities(b)	4,412	4,412	-	-
	Total	$12,936	$12,676	$260	$-

(a)	The nonqualified savings plan assets have an offsetting liability of equal amount, which is included in “Accounts payable and accrued expenses” in the Company’s consolidated balance sheets.
(b)	Unrealized total losses, net of tax, on these securities of $0.3 million, $0.4 million and $0.8 million as of June 30, 2012 and 2011, and December 31, 2011, respectively, are recorded in “Accumulated other comprehensive income (loss)” in the Company’s consolidated statements of equity.

The Company measures the fair value of its forward currency exchange contracts under Level 2 inputs as defined by ASC 820-10. For these forward currency exchange contracts, standard valuation models are used to determine fair value. The significant inputs used in these models are derived from observable market transactions. During the six months ended June 30, 2012 and 2011, there were no transfers of assets in or out of Level 1 or Level 2 fair value measurements.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

Financial Assets and Liabilities Not Measured at Fair Value

The Company’s financial assets and liabilities as of June 30, 2012 and 2011 and December 31, 2011 that are not measured at fair value in the consolidated balance sheets are as follows (dollars in thousands):

	Carrying Value	Estimated Fair Value
	June 30,	June 30,	Fair Value Measurement Using
	2012	2012	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$68,939	$68,939	$68,939	$-	$-
Pawn loans	232,909	232,909	-	-	232,909
Consumer loans, net	226,364	226,364	-	-	226,364
Pawn loan fees and service charges receivable	44,606	44,606	-	-	44,606
Total	$572,818	$572,818	$68,939	$-	$503,879
Financial liabilities:
Domestic and Multi-currency Line of credit	$223,914	$230,451	$-	$230,451	$-
Senior unsecured notes	141,893	142,593	-	142,593	-
2009 Convertible Notes	108,594	208,294	-	208,294	-
Total	$474,401	$581,338	$-	$581,338	$-

	Carrying Value	Estimated Fair Value
	June 30,	June 30,	Fair Value Measurement Using
	2011	2011	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$48,375	$48,375	$48,375	$-	$-
Pawn loans	229,343	229,343	-	-	229,343
Consumer loans, net	160,371	160,371	-	-	160,371
Pawn loan fees and service charges receivable	41,757	41,757	-	-	41,757
Total	$479,846	$479,846	$48,375	$-	$431,471
Financial liabilities:
Domestic and Multi-currency Line of credit	$184,256	$190,404	$-	$190,404	$-
Senior unsecured notes	161,667	161,758	-	161,758	-
2009 Convertible Notes	105,584	271,400	-	271,400	-
Total	$451,507	$623,562	$-	$623,562	$-

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

	Carrying Value	Estimated Fair Value
	December 31,	December 31,	Fair Value Measurement Using
	2011	2011	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$62,542	$62,542	$62,542	$-	$-
Pawn loans	253,519	253,519	-	-	253,519
Consumer loans, net	222,778	222,778	-	-	222,778
Pawn loan fees and service charges receivable	48,003	48,003	-	-	48,003
Total	$586,842	$586,842	$62,542	$-	$524,300
Financial liabilities:
Domestic and Multi-currency Line of credit	$280,839	$291,983	$-	$291,983	$-
Senior unsecured notes	149,394	147,721	-	147,721	-
2009 Convertible Notes	107,058	220,642	-	220,642	-
Total	$537,291	$660,346	$-	$660,346	$-

Cash and cash equivalents bear interest at market rates and have maturities of less than 90 days.

Pawn loans generally have maturity periods of less than 90 days. If a pawn loan defaults, the Company disposes of the collateral. Historically, collateral has sold for an amount in excess of the cost of sales.

Consumer loans are carried on the consolidated balance sheet net of the allowance for estimated loan losses, which is calculated by applying historical loss rates combined with recent default trends to the gross consumer loan balance. The unobservable inputs used to calculate the carrying value of consumer loans include historical loss rates and recent default trends. Consumer loans have relatively short maturity periods that are generally 12 months or less. In addition, fees and interest are determined by regulations.

Pawn loan fees and service charges receivable are accrued ratably over the term of the loan based on the portion of these pawn loans deemed collectible. The Company uses historical performance data to determine collectability of pawn loan fees and service charges receivable. Additionally, pawn loan fee and service charge rates are determined by regulations and bear no valuation relationship to the capital markets’ interest rate movements.

The Company measures the fair value of long-term debt instruments using Level 2 inputs. The fair values of the Company’s long-term debt instruments are estimated based on market values for debt issues with similar characteristics or rates currently available for debt with similar terms. The Company’s Domestic and Multi-currency Line of credit has a higher fair market value than the carrying value due to the difference in yield when compared to recent issuances of similar types of credit. The Company’s senior unsecured notes have a higher fair market value than the carrying value due to the difference in yield when compared to recent issuances of similar senior unsecured notes. The 2009 Convertible Notes have a higher fair value than carrying value due to the Company’s stock price as of each period presented above exceeding the applicable conversion price for the 2009 Convertible Notes, thereby increasing the value of the instrument for bondholders.

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

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

During 2011, the Company used interest rate cap agreements for the purpose of managing interest rate exposure on its floating rate debt, but did not enter into any interest rate cap agreements during the six-month period ended June 30, 2012. For derivatives designated as cash flow hedges, the effective portions of changes in the estimated fair value of the derivative are reported in “Accumulated other comprehensive income (loss)” (“OCI”) and are subsequently reclassified into earnings when the hedged item affects earnings. The change in the estimated fair value of the ineffective portion of the hedge, if any, was recorded as income or expense. As of June 30, 2012, the Company had no interest rate cap agreements outstanding.

The Company uses forward currency exchange contracts to minimize the effects of foreign currency risk. For the six months ended June 30, 2012 and 2011, the Company had forward currency exchange contracts outstanding related to its operations in the United Kingdom and Australia and, for the six months ended June 30, 2011, the Company also had forward currency exchange contracts outstanding related to its operations in Mexico. The Company’s forward currency exchange contracts are non-designated derivatives. Any gain or loss resulting from these contracts is recorded as income or loss and is included in “Foreign currency transaction gain (loss)” in the Company’s consolidated statements of income.

The fair values of the Company’s derivative instruments at June 30, 2012 and 2011 and December 31, 2011 were as follows (dollars in thousands):

		Balance at
Assets	Balance Sheet Location	June 30, 2012		June 30, 2011		December 31, 2011
Derivatives designated as hedges:		Notional Amount	Fair Value	Notional Amount	Fair Value	Notional Amount	Fair Value
Interest rate contracts	Prepaid expenses and other assets	$—	$—	$30,000	$—	$15,000	$—

Non-designated derivatives:
Forward currency exchange contracts	Prepaid expenses and other assets	$88,351	$(20)	$70,207	$(295)	$80,375	$260

The following table presents information on the effect of derivative instruments on the consolidated results of operations and OCI for the three and six months ended June 30, 2012 and 2011 (dollars in thousands):

	Gains (Losses) Recognized in Income			Gains Recognized in OCI		Gains (Losses) Reclassified From OCI into Income
	Three Months Ended			Three Months Ended		Three Months Ended
	June 30,			June 30,		June 30,
	2012		2011	2012	2011	2012	2011

Derivatives designated as hedges:
Interest rate contracts		$—	$—	$—	$24	$—	$—
Total		$—	$—	$—	$24	$—	$—

Non-designated derivatives:
Forward currency exchange contracts(a)		$1,889	$(251)	$—	$—	$—	$—
Total		$1,889	$(251)	$—	$—	$—	$—

	Gains (Losses) Recognized in Income		Gains Recognized in OCI		Gains (Losses) Reclassified From OCI into Income
	Six Months Ended		Six Months Ended		Six Months Ended
	June 30,		June 30,		June 30,
	2012	2011	2012	2011	2012	2011

Derivatives designated as hedges:
Interest rate contracts	$—	$—	$12	$39	$—	$—
Total	$—	$—	$12	$39	$—	$—

Non-designated derivatives:
Forward currency exchange contracts(a)	$(1,021)	$(1,708)	$—	$—	$—	$—
Total	$(1,021)	$(1,708)	$—	$—	$—	$—

(a)	The gains/(losses) on these derivatives substantially offset the (losses)/gains on the hedged portion of foreign intercompany balances.

12.	Withdrawal of Proposed Initial Public Offering of Enova International, Inc.

On September 15, 2011, Enova, a wholly-owned subsidiary of the Company that comprises its e-commerce segment, filed a registration statement on Form S-1 (“Registration Statement”) with the Securities and Exchange Commission (the “SEC”) in connection with a proposed initial public offering (“IPO”) of its common stock. On July 26, 2012, the Company announced that its board of directors had approved the withdrawal of Enova’s Registration Statement, together with all exhibits and the amendments. The Registration Statement has not been declared effective by the SEC, and no securities have been sold in connection with the offering pursuant to the Registration Statement. Enova filed its Application for Withdrawal of Registration Statement with the SEC on July 25, 2012.

Certain expenses related to Enova’s proposed IPO and associated activities have been expensed as incurred in the e-commerce segment. Expenses directly related to the proposed IPO that have been deferred total approximately $3.0 million as of June 30, 2012. These deferred expenses will be expensed in the third quarter of 2012 due to the withdrawal of the Registration Statement.

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

The Company offers secured non-recourse loans, commonly referred to as pawn loans. Pawn loans are short-term loans (generally 30 to 90 days) made on the pledge of tangible personal property. Pawn loan fees and service charges revenue is generated from the Company’s pawn loan portfolio. A related activity of the pawn lending operations is the disposition of collateral from unredeemed pawn loans and the liquidation of a smaller volume of merchandise purchased directly from customers or from third parties.

The Company also offers unsecured consumer loans. The Company’s consumer loan portfolio consists of consumer loans that the Company originates, guarantees or purchases and includes: short-term loans, which include single payment loans (commonly referred to as payday loans) and line of credit products, and longer-term multi-payment installment loans. Consumer loans provide customers with cash, typically in exchange for a promissory note or other repayment agreement supported, in most cases, by the customer’s personal check or authorization to debit the customer’s bank account via an electronic transaction for the aggregate amount of the payment due. These transactions result in a receivable owed to the Company or a loan that is owed to a third-party lender that the Company guarantees. Through the credit services organization programs (the “CSO programs”) the Company provides services related to a third-party lender’s consumer loan products in some markets by acting as a credit services organization or credit access business on behalf of consumers in accordance with applicable state laws. Services offered under the CSO programs include credit-related services such as arranging loans with independent third-party lenders and assisting in the preparation of loan applications and loan documents. Under the CSO programs, the Company also guarantees consumer loan payment obligations to the third-party lender in the event that the consumer defaults on the loan. A customer who obtains a loan through the CSO programs pays the Company a fee for these credit services (“CSO fees”). Although consumer loan transactions may take the form of loans or a line of credit, deferred check deposit transactions and transactions through the Company’s CSO programs, the transactions are referred to throughout this discussion as “consumer loans.”

The Company has two reportable operating segments: retail services and e-commerce. The retail services segment includes all of the operations of the Company’s Retail Services Division, which is composed of both domestic and foreign storefront locations that offer some or all of the following services: pawn lending, consumer loans, the purchase and sale of merchandise, check cashing and other ancillary services such as money orders, wire transfers and prepaid debit cards. Most of these ancillary services offered in the retail services segment are provided through third-party vendors. The e-commerce segment includes the operations of the Company’s E-Commerce Division, which is composed of the Company’s domestic and foreign online lending channels (and includes the Company’s internet lending activities and other ancillary services).

During the first quarter of 2012, the Company changed the presentation of its operating segment information to report corporate operations separately from its retail services and e-commerce segment information. Corporate administrative expense, which was previously allocated to each segment based on personnel expense, is included under the “Corporate” heading in the tables throughout the “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” For comparison purposes, operations and administration expenses for prior years have been conformed to the current presentation. Corporate operations primarily include corporate expenses, such as personnel, legal, occupancy, and other costs related to corporate service functions, such as executive oversight, insurance and risk management, public and government relations, internal audit, treasury, payroll, compliance and licensing, finance, accounting, tax and information systems (except for online lending systems, which are included in the e-commerce segment). Corporate income includes miscellaneous income not directly attributable to the Company’s segments. Corporate assets primarily include: corporate property and equipment, non-qualified savings plan assets, marketable securities, foreign exchange forward contracts and prepaid insurance.

Retail Services Segment

The following table sets forth the number of domestic and foreign Company-owned and franchised locations in the Company’s retail services segment offering pawn lending, consumer lending, and other services as of June 30, 2012 and 2011. The Company’s domestic retail services locations operate under the names “Cash America Pawn,” “SuperPawn,” “Cash America Payday Advance,” “Cashland,” “Pawn X-Change” and “Mr. Payroll.” The Company’s foreign retail services locations (of which the Company is a majority owner) operate under the name “Prenda Fácil.”

	As of June 30,
	2012			2011

	Domestic(a)(b)	Foreign(a)	Total	Domestic(a)(b)	Foreign(a)	Total

Retail services locations offering:
Both pawn and consumer lending	577	-	577	572	-	572
Pawn lending only	130	195	325	125	184	309
Consumer lending only	83	-	83	85	-	85
Other(c)	101	-	101	118	-	118
Total retail services	891	195	1,086	900	184	1,084

(a)

Except as described in (c) below, includes locations that operate in 23 states in the United States as of both June 30, 2012 and 2011, respectively, and 21 jurisdictions in Mexico, as of both June 30, 2012 and 2011, respectively.

(b)

Includes unconsolidated franchised locations as follows: one location operating under the name “Cash America Pawn” as of June 30, 2012 and nine locations operating under the names “Cash America Pawn” and “SuperPawn” as of June 30, 2011.

(c)

As of June 30, 2012 and 2011, includes six and six consolidated Company-owned check cashing locations, respectively, and 95 and 112 unconsolidated franchised check cashing locations, respectively. As of June 30, 2012 and 2011, includes locations that operate in 16 and 18 states in the United States, respectively.

E-Commerce Segment

As of June 30, 2012, the Company’s e-commerce operating segment offered consumer loans to customers over the Internet:

•	in the United States at http://www.cashnetusa.com and http://www.netcredit.com,
•	in the United Kingdom at http://www.quickquid.co.uk and http://www.poundstopocket.co.uk,
•	in Australia at http://www.dollarsdirect.com.au, and
•	in Canada at http://www.dollarsdirect.ca.

The following table includes, as of June 30, 2012 and 2011, the number of states in the United States and other foreign countries where the Company’s e-commerce segment operates.

	June 30, 2012	June 30, 2011
United States	32	30
United Kingdom	Y	Y
Australia	Y	Y
Canada	Y	Y

Recent Developments

Withdrawal of Proposed Initial Public Offering of Enova International, Inc.

On September 15, 2011, Enova International, Inc. (“Enova”), a wholly-owned subsidiary of the Company that comprises its e-commerce segment, filed a registration statement on Form S-1 (“Registration Statement”) with the Securities and Exchange Commission (the “SEC”) in connection with a proposed initial public offering (“IPO”) of its common stock. On July 26, 2012, the Company announced that its board of directors had approved the withdrawal of the Registration Statement, together with all exhibits and the amendments. The Registration Statement had not been declared effective by the SEC, and no securities had been sold in connection with the proposed IPO pursuant to the Registration Statement. Enova filed its Application for Withdrawal of Registration Statement with the SEC on July 25, 2012.

Certain expenses related to Enova’s proposed IPO and associated activities have been expensed as incurred in the e-commerce segment. Expenses directly related to the proposed IPO that have been deferred total approximately $3.0 million as of June 30, 2012. These deferred expenses will be expensed in the third quarter of 2012 due to the withdrawal of the Registration Statement.

CRITICAL ACCOUNTING POLICIES

Except as described below, since December 31, 2011, there have been no changes in critical accounting policies as described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Change in accounting policy. In the first quarter of 2012, the Company changed its accounting policy with respect to its foreign pawn operations to reflect pledged collateral underlying nonperforming pawn loans as “Merchandise held for disposition, net,” the proceeds received from the disposition of this collateral as “Proceeds from disposition of merchandise” and the cost basis for this collateral as “Cost of disposed merchandise” in its consolidated financial statements. The Company believes this change, from one generally accepted accounting principle to another generally accepted accounting principle, is preferable because it enhances comparability of its financial statements by reporting financial results associated with its foreign pawn operations in the same manner as the financial results associated with its domestic pawn operations. The Company did not change its accounting policy with respect to its domestic pawn operations, and the change in the Company’s accounting policy with respect to its foreign pawn operations had no impact on the Company’s consolidated Net Revenue or Net Income previously reported. The change has been applied retrospectively. The following tables summarize the impact of the accounting change in the Company’s consolidated financial statements as of and for the three and six months ended June 30, 2011 and as of December 31, 2011 (dollars in thousands):

For the Three Months Ended June 30, 2011	As previously reported	As adjusted
Consolidated Statements of Income
Pawn loan fees and service charges	$68,348	$66,453
Proceeds from disposition of merchandise	130,293	143,875
Total revenue	334,252	345,939
Cost of disposed merchandise	79,275	90,962
Total cost of revenue	124,404	136,091
Net revenue	209,848	209,848

As of and for the Six Months Ended June 30, 2011	As previously reported	As adjusted

Consolidated Balance Sheet
Merchandise held for disposition, net	$124,054	$132,192
Prepaid expenses and other assets	41,973	33,835
Consolidated Statements of Income
Pawn loan fees and service charges	$135,237	$131,735
Proceeds from disposition of merchandise	290,954	315,802
Total revenue	689,457	710,803
Cost of disposed merchandise	178,852	200,198
Total cost of revenue	263,481	284,827
Net revenue	425,976	425,976
Consolidated Statement of Cash Flows
Merchandise held for disposition	$(8,930)	$(8,811)
Prepaid expenses and other assets	(6,960)	(4,372)
Net cash provided by operating activities	179,579	182,286
Pawn loans repaid	230,532	208,168
Principal recovered through dispositions of forfeited pawn loans	132,292	152,956
Net cash used in investing activities	(143,917)	(145,617)
Consolidated Statement of Cash Flows—Supplemental Disclosures
Pawn loans forfeited and transferred to merchandise held for disposition	$125,426	$145,380

As of December 31, 2011	As previously reported	As adjusted

Consolidated Balance Sheet
Merchandise held for disposition, net	$151,274	$161,884
Prepaid expenses and other assets	41,911	31,301

Pawn loan fees and service charges revenue recognition. Pawn loans are short-term loans made on the pledge of tangible personal property. Pawn loan fees and service charges revenue are accrued ratably over the term of the loan for the portion of those pawn loans deemed collectible. The typical loan term is generally 30 to 90 days plus, in many cases, an additional grace period (typically 10 to 60 days). A pawn loan is considered nonperforming if the customer does not repay or, where allowed by law, renew or extend the loan on or prior to its contractual maturity date plus any applicable grace period. Pawn loan fees and service charges do not accrue on nonperforming loans. When a pawn loan is considered nonperforming, any accrued pawn loan fees and service charges are reversed and no additional pawn loan fees and service charges are accrued. Pawn loans written during each calendar month are aggregated and tracked for performance. This empirical data allows the Company to analyze the characteristics of its outstanding pawn loan portfolio and assess the collectability of the principal balance in addition to pawn loan fees and service charges.

Proceeds from and cost of disposed merchandise. Upon the sale of merchandise, the Company realizes gross profit, which is the difference between the Company’s cost basis in the loan or the amount paid for purchased merchandise, both of which are recorded as cost of sales, and the amount of proceeds from the sale. The cost of disposed merchandise is computed on the specific identification basis. Interim customer payments for layaway sales are recorded as customer deposits and subsequently recognized as revenue during the period in which the final payment is received.

Merchandise held for disposition. Merchandise held for disposition consists primarily of forfeited collateral from pawn loans not repaid and merchandise that is purchased directly from customers or from third parties. The carrying value of the forfeited collateral and other merchandise held for disposition is stated at the lower of cost

(which is the cost basis in the loan or the amount paid for purchased merchandise) or fair value. With respect to the Company’s foreign pawn operations, collateral underlying unredeemed pawn loans is not owned by the Company; however, the Company assumes the risk of loss on such collateral and is solely responsible for its care and disposition. Accordingly, the Company classifies these assets as “Merchandise held for disposition, net” in the consolidated balance sheets. The Company provides an allowance for returns and an allowance for valuation based on management’s evaluation of the current trends in performance, characteristics of the merchandise and historical shrinkage rates. Because pawn loans are made without recourse to the borrower, the Company does not investigate or rely upon the borrower’s creditworthiness, but instead bases its lending decision on an evaluation of the pledged personal property. The amount the Company is willing to finance is typically based on a percentage of the pledged personal property’s estimated disposition value. The Company uses numerous sources in determining an item’s estimated disposition value, including the Company’s automated product valuation system as well as catalogs, “blue books,” newspapers, internet research and previous disposition experience. The Company performs a physical count of its merchandise in each location on multiple occasions on a cyclical basis and reviews the composition of inventory by category and age in order to assess the adequacy of the allowance.

Allowance or liability for estimated losses on consumer loans. The Company monitors the performance of its portfolio of consumer loans and maintains either an allowance or liability for estimated losses on consumer loans (including fees and interest) at a level estimated to be adequate to absorb credit losses inherent in the portfolio. The allowance for losses on the Company’s owned consumer loans reduces the outstanding loan balance in the consolidated balance sheets. In addition, the Company maintains a liability for estimated losses related to loans guaranteed under the CSO programs, which approximates the fair value of the liability and is included in “Accounts payable and accrued expenses” on the consolidated balance sheets.

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

Where permitted by law, a customer may choose to renew a performing short-term consumer loan before it is considered nonperforming by agreeing to pay the current finance charge for the right to make payment of the outstanding principal balance at a later date plus an additional finance charge. If a performing loan is renewed, the renewal is considered a new loan. In some instances in the United Kingdom, customers agree to repay a new short-term loan in two payments (which the Company also considers short-term loans), and in these cases the Company considers the obligation to make the first payment as a new single-payment loan and the obligation to make the second payment as a renewal of that loan because the customer pays the finance charge due at that time when each payment is made, similar to a renewed loan. If a performing loan is renewed but the customer fails to pay that loan’s current finance charge as of its due date (after allowing for normal payment processing time), the loan that was renewed is reclassified as nonperforming to the extent of that loan’s unpaid finance charge.

The Company does not provide for any grace period when determining the performance status of a consumer loan (other than allowing for normal payment processing time). Nonperforming loans may not be renewed, and if, during its attempt to collect on a nonperforming loan, the Company extends the time for payment through a payment plan or a promise to pay, it is still considered nonperforming. Nonperforming loans are analyzed by stage of collection. Actual loss experience based on historical loss rates for each discrete group is calculated and adjusted for recent default trends. The required allowance is calculated by applying the resulting adjusted loss rates to each discrete loan group and aggregating the results. Increases in either the allowance or the liability, net of charge-offs and recoveries, are recorded as a “Consumer loan loss provision” in the consolidated statements of income. The Company fully reserves and generally charges off all consumer loans once they have been classified as nonperforming for 60 consecutive days. If a loan is deemed uncollectible before it is fully reserved, it is charged off at that point. All loans included in nonperforming loans have an age of one to 59 days from the date they became nonperforming loans, as defined above. Recoveries on loans previously charged to the allowance are credited to the allowance when collected.

At June 30, 2012, the allowance for losses on consumer loans was $70.6 million and liabilities for estimated losses on third-party lender-owned consumer loans guaranteed by the Company were $2.8 million, in aggregate representing 20.9% of the combined consumer loan portfolio.

For the six months ended June 30, 2012, the consumer loan loss provision for the combined consumer loan portfolio was $134.8 million and reflects 8.4% of gross combined consumer loans written by the Company and third-party lenders. If the loss provision increased or decreased by 10%, or $13.5 million (a 0.8% change in the percentage of gross combined consumer loans written), net income attributable to the Company would decrease, or increase, by $8.1 million, net of taxes, for the six-month period ended June 30, 2012 assuming the same volume of consumer loans written for the same period.

The determination of the allowance or liability for estimated losses on consumer loans requires management’s judgments and estimates relating to future losses, reject rates, customer payment behaviors and consistency in the regulatory environment that relates to the Company’s industry. As a result, changes in critical factors used in estimating losses on consumer loans could have a material effect on the Company’s consolidated financial condition and results of operations. For example, a 1% change in management’s estimate of consumer loan loss provision as a percentage of gross combined consumer loans written would have resulted in a change of approximately $1.3 million in the allowance and liability for estimated losses on consumer loans at June 30, 2012, with a corresponding change in the consumer loan loss provision.

Income taxes. As part of the process of preparing its consolidated financial statements, the Company is required to estimate income taxes in each of the jurisdictions in which it operates. This process involves estimating the actual current tax expense together with assessing temporary differences in recognition of income for tax and accounting purposes. These differences result in deferred tax assets and liabilities and are included within the Company’s consolidated balance sheets. Management must then assess the likelihood that the deferred tax assets will be recovered from future taxable income and, to the extent it believes that recovery is not likely, it must establish a valuation allowance. An expense, or benefit, is included within the tax provision in the statement of operations for any increase, or decrease, in the valuation allowance for a given period.

The Company performs an evaluation of the recoverability of its deferred tax assets on a quarterly basis. The Company establishes a need for a valuation allowance if it is more-likely-than-not (greater than 50 percent) that all or some portion of the deferred tax asset will not be realized. The Company analyzes several factors, including the nature and frequency of operating losses, the Company’s carry forward period for any losses, the reversal of future taxable temporary differences, the expected occurrence of future income or loss and the feasibility of available tax planning strategies to protect against the loss of deferred tax assets. As of June 30, 2012, the Company had a net deferred tax asset of approximately $6.8 million related to its Mexico pawn operations operating under the name “Prenda Fácil” (referred to as “Prenda Fácil”), of which the Company is a majority owner due to the December 16, 2008 acquisition by the Company of 80% of the outstanding stock of Creazione Estilo, S.A. de C.V., a Mexican sociedad anónima de capital variable (“Creazione”), which has experienced net operating losses in recent years. Based on the Company’s analysis of its deferred tax assets as of June 30, 2012, which includes historical information as well as the current information available about future years, the Company has not recognized a valuation allowance with respect to the deferred tax asset related to Creazione. However, in the event Creazione experiences a sustained period of net operating losses and it is determined that all or part of the deferred tax asset will not be realized in the future, then the Company may recognize a valuation allowance, which would increase its income tax provision for the period.

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

Goodwill and other indefinite lived intangible assets. Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in each business combination. In accordance with ASC 350-20-35, Goodwill – Subsequent Measurement, the Company tests goodwill and intangible assets with an indefinite life for potential impairment annually as of June 30 and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. In September 2011, the FASB issued Accounting Standards Update (“ASU”) 2011-08, Testing Goodwill for Impairment (“ASU 2011-08”). This update is intended to simplify goodwill impairment testing by adding an optional qualitative review step to assess whether the required quantitative impairment analysis that exists under GAAP is necessary. The Company adopted ASU 2011-08 on January 1, 2012 and exercised its option to bypass the qualitative assessment and utilized only a quantitative assessment in its 2012 goodwill assessment.

The Company uses the income method to complete its annual goodwill assessment. The income approach uses future cash flows and estimated terminal values for each of the Company’s reporting units that are discounted using a market participant perspective to determine the fair value of each reporting unit, which is then compared to the carrying value of that reporting unit to determine if there is impairment. The income approach includes assumptions about revenue growth rates, operating margins and terminal growth rates discounted by an estimated weighted-average cost of capital derived from other publicly-traded companies that are similar but not identical from an operational and economic standpoint. The Company completed its assessment of goodwill as of June 30, 2012 and determined that no impairment existed at that date. Although no goodwill impairment was noted, there can be no assurances that future goodwill impairments will not occur. However, a 10% decrease in the estimated fair values of any of the Company’s reporting units for the June 2012 assessment would not have resulted in a goodwill impairment charge.

The Company also evaluated its indefinite-lived intangible assets for impairment as of June 30, 2012 and concluded there was no impairment.

RESULTS OF CONTINUING OPERATIONS

Highlights

The Company’s financial results for the three months ended June 30, 2012 (the “current quarter”) are summarized below.

•

Consolidated total revenue increased $65.7 million, or 19.0% to $411.6 million for the current quarter compared to the three months ended June 30, 2011 (the “prior year quarter”), primarily due to increased consumer loan fees mainly from the e-commerce business. In addition, the Company experienced increased levels of retail sales and increased pawn loan fees and service charges during the current quarter compared to the prior year quarter, as a result of organic growth in domestic retail operations and the acquisition of a seven-store chain of pawn lending locations in Arizona during the fourth quarter of 2011.

•

Consolidated net revenue increased $23.8 million, or 11.3%, to $233.6 million for the current quarter from $209.8 million for the prior year quarter. Net revenue from consumer loan fees, net of consumer loan loss provision, increased 24.1%, or $21.0 million, in the current quarter compared to the prior year quarter, primarily due to higher average consumer loan balances in the e-commerce segment from growth in both domestic and foreign markets, combined with lower consumer loan loss provision expense in foreign markets. Net revenue from pawn-related activities, which is the sum of pawn loan fees and service charges and the net proceeds from the disposition of merchandise, increased 2.5%, or $3.0 million, in the current quarter compared to the prior year quarter.

•

Net income increased 10.5%, to $29.8 million, in the current quarter compared to the prior year quarter. Diluted net income per share increased $0.10 per share, or 11.9%, to $0.94 in the current quarter compared to $0.84 in the prior year quarter.

OVERVIEW

Consolidated Net Revenue. Consolidated net revenue is composed of total revenue less cost of disposed merchandise and consumer loan loss provision. Net revenue is the income available to satisfy all remaining expenses and is the measure management uses to evaluate top-line performance.

The following tables show the components of net revenue for the three and six months ended June 30, 2012 and 2011 by segment, for the Company’s corporate operations and on a consolidated basis (dollars in thousands):

	Three Months Ended June 30, 2012
	Retail Services		E-Commerce		Corporate		Consolidated
		% of		% of		% of		% of
	Amount	Total	Amount	Total	Amount	Total	Amount	Total
Pawn loan fees and service charges	$72,051	49.1%	$-	-%	$-	-%	$72,051	30.9%

Proceeds from disposition of merchandise, net of cost of disposed merchandise	50,317	34.3%	-	-%	-	-%	50,317	21.5%
Pawn related	$122,368	83.4%	$-	-%	$-	-%	$122,368	52.4%

Consumer loan fees, net of loss provision	$21,976	15.0%	$86,349	99.7%	$-	-%	$108,325	46.4%

Other revenue	2,396	1.6%	299	0.3%	220	100.0%	2,915	1.2%
Net revenue	$146,740	100.0%	$86,648	100.0%	$220	100.0%	$233,608	100.0%

	Three Months Ended June 30, 2011
	Retail Services		E-Commerce		Corporate		Consolidated
		% of		% of		% of		% of
	Amount	Total	Amount	Total	Amount	Total	Amount	Total
Pawn loan fees and service charges	$66,453	46.0%	$-	-%	$-	-%	$66,453	31.7%

Proceeds from disposition of merchandise, net of cost of disposed merchandise	52,907	36.5%	6	-%	-	-%	52,913	25.2%
Pawn related	$119,360	82.5%	$6	-%	$-	-%	$119,366	56.9%

Consumer loan fees, net of loss provision	$22,564	15.6%	$64,721	99.5%	$-	-%	$87,285	41.6%

Other revenue	2,696	1.9%	339	0.5%	162	100.0%	3,197	1.5%
Net revenue	$144,620	100.0%	$65,066	100.0%	$162	100.0%	$209,848	100.0%

	Six Months Ended June 30, 2012
	Retail Services		E-Commerce		Corporate		Consolidated
		% of		% of		% of		% of
	Amount	Total	Amount	Total	Amount	Total	Amount	Total
Pawn loan fees and service charges	$144,950	45.6%	$-	-%	$-	-%	$144,950	29.6%

Proceeds from disposition of merchandise, net of cost of disposed merchandise	120,379	37.9%	-	-%	-	-%	120,379	24.5%
Pawn related	$265,329	83.5%	$-	-%	$-	-%	$265,329	54.1%

Consumer loan fees, net of loss provision	$46,882	14.8%	$171,900	99.7%	$-	-%	$218,782	44.6%

Other revenue	5,407	1.7%	458	0.3%	416	100.0%	6,281	1.3%
Net revenue	$317,618	100.0%	$172,358	100.0%	$416	100.0%	$490,392	100.0%

	Six Months Ended June 30, 2011
	Retail Services		E-Commerce		Corporate		Consolidated
		% of		% of		% of		% of
	Amount	Total	Amount	Total	Amount	Total	Amount	Total
Pawn loan fees and service charges	$131,735	44.0%	$-	-%	$-	-	$131,735	31.0%

Proceeds from disposition of merchandise net of cost of disposed merchandise	115,598	38.7%	6	-%	-	-	115,604	27.1%
Pawn related	$247,333	82.7%	$6	-%	$-	-	$247,339	58.1%

Consumer loan fees, net of loss provision	$45,216	15.1%	$125,696	99.3%	$-	-	$170,912	40.1%

Other revenue	6,523	2.2%	880	0.7%	322	100.0	7,725	1.8%
Net revenue	$299,072	100.0%	$126,582	100.0%	$322	100.0	$425,976	100.0%

For the current quarter, consolidated net revenue increased $23.8 million, or 11.3%, to $233.6 million from $209.8 million for the prior year quarter. Pawn lending activities accounted for 52.4% and 56.9% of total consolidated net revenue for the current quarter and prior year quarter, respectively. Net revenue from pawn lending activities increased $3.0 million, to $122.4 million during the current quarter, from $119.4 million in the prior year quarter, which accounted for 12.6% of the overall increase in net revenue. The increase in pawn-related contribution was primarily due to an increase in pawn loan fees and service charges that resulted from higher average pawn loan balances as a result of organic growth in domestic retail operations and the acquisition of substantially all of the assets of Pawn Partners, Inc. and related entities during the fourth quarter of 2011, which, prior to its acquisition by the Company, operated a seven-store chain of pawn lending locations in Arizona as franchised Company locations under the name “SuperPawn” (the “Pawn Partners acquisition”). The $5.6 million increase in pawn loan fees and service charges was partially offset by lower gross profit on the disposition of merchandise, which decreased by $2.6 million during the current quarter compared to the prior year quarter, primarily due to lower gross profit margins on the disposition of merchandise.

Consumer loan activities accounted for 46.4% and 41.6% of total consolidated net revenue for the current quarter and prior year quarter, respectively. Net revenue from consumer loan activities increased $21.0 million, to $108.3 million during the current quarter, which accounted for 88.6% of the overall increase in net revenue, mainly due to an increase in consumer loan fees that resulted from higher average consumer loan balances in the e-commerce segment, primarily from growth in foreign markets.

For the six-month period ended June 30, 2012 (the “current six-month period”), net revenue increased $64.4 million, or 15.1%, to $490.4 million from $426.0 million for the same period in 2011 (the “prior year six-month period”). Net revenue from pawn lending activities accounted for 54.1% and 58.1% of total net revenue for the current six-month period and the prior year six-month period, respectively. Net revenue from pawn lending activities increased $18.0 million, to $265.3 million during the current six-month period from $247.3 million in the prior year six-month period, which accounted for 27.9% of the increase in net revenue. The increase in the pawn-related contribution was primarily due to an increase in pawn loan fees and service charges that resulted from higher average pawn loan balances as a result of organic growth in domestic retail operations and the Pawn Partners acquisition.

Consumer loan activities accounted for 44.6% and 40.1% of total consolidated net revenue for the current six-month period and prior year six-month periods, respectively. Net revenue from consumer loan activities increased $47.9 million, to $218.8 million during the current quarter, which accounted for 74.3% of the overall increase in net revenue, mainly due to an increase in consumer loan fees that resulted from higher average consumer loan balances in the e-commerce segment, primarily from growth in foreign markets.

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

	Three Months Ended June 30,				Six Months Ended June 30,
	2012		2011		2012		2011
	$	Per Diluted Share	$	Per Diluted Share	$	Per Diluted Share	$	Per Diluted Share
Net income attributable to Cash America International, Inc.	$29,820	$0.94	$26,981	$0.84	$71,287	$2.24	$63,359	$1.99
Adjustments:
Intangible asset amortization, net of tax	664	0.02	981	0.03	1,403	0.04	2,085	0.07
Non-cash equity-based compensation, net of tax	942	0.03	838	0.03	1,915	0.06	1,607	0.05
Convertible debt non-cash interest and issuance cost amortization, net of tax	583	0.02	550	0.02	1,166	0.04	1,090	0.03
Foreign currency transaction loss, net of tax	156	-	115	-	103	-	175	0.01
Adjusted earnings	$32,165	$1.01	$29,465	$0.92	$75,874	$2.38	$68,316	$2.15

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

	Trailing 12 Months Ended June 30,
	2012	2011
Net income attributable to Cash America International, Inc.	$143,891	$125,972

Adjustments:
Depreciation and amortization expenses	59,207	47,744
Interest expense, net	27,859	22,713
Foreign currency transaction loss	1,149	570
Equity in loss of unconsolidated subsidiary	216	172
Provision for income taxes	86,428	75,835
Net loss attributable to the noncontrolling interest	(2,014)	(661)
Adjusted EBITDA	$316,736	$272,345

Adjusted EBITDA margin calculated as follows:

Total revenue	$1,741,393	$1,420,088

Adjusted EBITDA	316,736	272,345
Adjusted EBITDA as a percentage of total revenue	18.2%	19.2%

Quarter Ended June 30, 2012 Compared To Quarter Ended June 30, 2011

Pawn Lending Activities:

Pawn lending activities consist of pawn loan fees and service charges from the retail services segment during the period and the profit on disposition of collateral from unredeemed pawn loans, as well as the sale of merchandise acquired from customers directly or from third parties.

The following table sets forth selected data related to the Company’s pawn lending activities as of and for the three months ended June 30, 2012 and 2011 (dollars in thousands except where otherwise noted):

	2012			2011
Three Months Ended June 30,	Domestic	Foreign	Total	Domestic	Foreign	Total
Pawn loan fees and service charges	$68,185	$3,866	$72,051	$61,158	$5,295	$66,453
Average pawn loan balance outstanding	$207,195	$13,661	$220,856	$187,148	$21,910	$209,058
Amount of pawn loans written and renewed	$231,354	$15,186	$246,540	$221,658	$25,515	$247,173
Annualized yield on pawn loans	132.4%	113.8%	131.2%	131.1%	96.9%	127.5%
Average amount per pawn loan (in ones)	$129	$84	$121	$123	$105	$121

Gross profit margin on disposition of merchandise	34.0%	10.3%	32.3%	39.2%	14.0%	36.8%

Merchandise turnover	2.9	3.5	3.0	2.7	6.1	2.9

As of June 30,
Ending pawn loan balances	$221,572	$11,337	$232,909	$207,330	$22,013	$229,343

Ending merchandise balance, net	$132,758	$12,056	$144,814	$124,054	$8,138	$132,192

Pawn loan fees and service charges. Consolidated pawn loan balances at June 30, 2012 were $232.9 million, which was $3.6 million, or 1.6%, higher than at June 30, 2011. The average consolidated balance of pawn loans outstanding during the current quarter increased by $11.8 million, or 5.6%, compared to the prior year quarter.

Domestic pawn loan balances. Pawn loan balances in domestic locations at June 30, 2012 were $221.6 million, which was $14.2 million, or 6.9%, higher than at June 30, 2011. The average balance of domestic pawn loans outstanding during the current quarter increased by $20.0 million, or 10.7%, compared to the prior year quarter, primarily due to loan growth in existing domestic retail services locations and additional pawn loan balances resulting from the net addition of new retail services locations and the Pawn Partners acquisition. Higher average gold prices have contributed to the growth in pawn loan balances in domestic markets, as increased collateral values have supported customer demand, resulting in an increase in the average amount per loan, to $129 in the current quarter, compared to $123 in the prior year quarter. The year-over-year increase in pawn loan balances was negatively affected by a decrease in the length of the loan period in certain markets, as described below. Domestic pawn loan fees and service charges increased $7.0 million, or 11.5%, to $68.2 million in the current quarter from $61.2 million in the prior year quarter. The increase is mainly due to higher average pawn loan balances during the current quarter, which contributed $6.6 million of the increase and higher annualized yield on pawn loans, which contributed $0.4 million of the increase during the current quarter. The annualized yield on domestic pawn loan balances increased to 132.4% in the current quarter compared to 131.1% in the prior year quarter, primarily due to an increase in the statutorily permitted rate and a decrease in the maximum loan term from 90 days to 60 days in certain locations beginning in late 2011. This change contributed to higher annualized loan yields as the average balance of pawn loans outstanding declined and customer payments of pawn loan fees and service charges occurred earlier than in prior periods. This increase was partially offset by a decrease in annualized loan yield due to a higher concentration of pawn loans in states with lower yields.

Foreign pawn loan balances. Pawn loan balances in foreign locations at June 30, 2012 were $11.3 million, which was $10.7 million, or 48.5%, lower than at June 30, 2011. The average balance of foreign pawn loans outstanding during the current quarter decreased by $8.2 million, or 37.6%, compared to the prior year quarter, primarily due to weak demand for gold-based pawn loans, which was partially offset by an increase in demand for loans on general merchandise, which have been introduced in certain of the Company’s foreign retail services locations. In addition, during the current quarter, the Company reduced the loan period for foreign pawn loans from 60 days to 45 days, causing a decrease in loans outstanding. Foreign pawn loan fees and service charges decreased $1.4 million, or 27.0%, to $3.9 million in the current quarter from $5.3 million in the prior year quarter, primarily due to lower average loan balances. The annualized yield on foreign pawn loan balances increased to 113.8% in the current quarter compared to 96.9% in the prior year quarter, primarily due to a change in the rates charged on these loans during the current quarter and the decrease in the maximum loan term from 60 days to 45 days during the current quarter. The average amount per loan decreased to $84 in the current quarter, compared to $105 in the prior quarter, primarily due to the effect of the change in foreign exchange rates and the modification of lending rates.

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

	Three Months Ended June 30,
	2012			2011
	Retail	Commercial	Total	Retail	Commercial	Total
Proceeds from disposition	$83,623	$72,333	$155,956	$76,792	$67,083	$143,875
Gross profit on disposition	$31,701	$18,616	$50,317	$30,641	$22,272	$52,913
Gross profit margin	37.9%	25.7%	32.3%	39.9%	33.2%	36.8%
Percentage of total gross profit	63.0%	37.0%	100.0%	57.9%	42.1%	100.0%

The total proceeds from disposition of merchandise increased $12.1 million, or 8.4%, in the current quarter compared to the prior year quarter, primarily due to higher retail and commercial sales related to higher average pawn loan balances in the Company’s domestic operations and the Pawn Partners acquisition. Total profit from the disposition of merchandise decreased $2.6 million, or 4.9%, during the current quarter compared to the prior year quarter, primarily due to lower gross profit on commercial sales. The overall profit margin percentage decreased to 32.3% in the current quarter from 36.8% in the prior year quarter, primarily due to a higher cost of goods sold on commercial sales. The consolidated merchandise turnover rate increased to 3.0 times during the current quarter from 2.9 times during the prior year quarter.

Proceeds from retail dispositions of merchandise increased $6.8 million, or 8.9%, during the current quarter compared to the prior year quarter. Domestic retail operations contributed $3.8 million of the increase, primarily due to organic growth and the Pawn Partners acquisition. Foreign retail operations contributed $3.0 million of the increase, primarily due to increased sales of general merchandise. The Company’s domestic and foreign operations both experienced a decrease in gross profit margin, as the consolidated gross profit margin on the retail disposition of merchandise decreased to 37.9% in the current quarter from 39.9% in the prior year quarter. The decrease was primarily due to the continued discounting of merchandise prices to encourage retail sales activity.

Proceeds from commercial dispositions increased $5.3 million, or 7.8%, during the current quarter compared to the prior year quarter. Domestic operations contributed $10.5 million of the increase, primarily due to a higher average sales price per ounce of gold sold and a slight increase in the volume of gold sold during the current quarter. Proceeds from dispositions at foreign operations decreased by $5.2 million, primarily due to a lower volume of gold sold in the current quarter compared to the prior year quarter. Consolidated gross profit from commercial dispositions decreased $3.7 million, of which domestic operations contributed $2.3 million, and foreign operations contributed $1.4 million. The decrease was primarily due to a higher cost of gold sold relative to the increase in the market price per ounce of gold sold in both domestic and foreign operations. Consequently, the consolidated gross profit margin on commercial sales decreased to 25.7% in the current quarter from 33.2% in the prior year quarter.

Management expects that total gross profit margin in future periods will continue to be heavily influenced by the gross profit margin on commercial dispositions. Management expects the profit margin on retail dispositions, excluding commercial activities, to be similar to or slightly lower than current levels.

Total merchandise held for disposition increased during the current quarter compared to the prior year quarter, primarily due to organic growth in the retail services segment and the addition of pawn lending locations. The table below summarizes the age of merchandise held for disposition related to the Company’s pawn operations before valuation allowance of $0.7 million as of both June 30, 2012 and 2011 (dollars in thousands):

	As of June 30,
	2012		2011
	Amount	%	Amount	%

Jewelry - held for one year or less	$89,125	61.3	$85,062	64.0
Other merchandise - held for one year or less	49,666	34.1	43,222	32.5
Total merchandise held for one year or less	138,791	95.4	128,284	96.5

Jewelry - held for more than one year	2,562	1.8	1,840	1.4
Other merchandise - held for more than one year	4,161	2.8	2,768	2.1
Total merchandise held for more than one year	6,723	4.6	4,608	3.5
Total merchandise held for disposition	$145,514	100.0	$132,892	100.0

Consumer Loan Activities:

Consumer loan fees. Consumer loan fees increased $48.3 million, or 36.5%, to $180.7 million in the current quarter compared to $132.4 million in the prior year quarter. The increase in consumer loan fees is due to growth in both of the Company’s segments, with most of the growth generated by the e-commerce segment.

Consumer loan loss provision. The consumer loan loss provision increased by $27.3 million, to $72.4 million in the current quarter from $45.1 million in the prior year quarter. The loss provision as a percentage of consumer loan fees increased to 40.1% in the current quarter from 34.1% in the prior year quarter. The loss provision as a percentage of consumer loan fees increased in both the Company’s retail services and domestic e-commerce operations, primarily due to an increase in new customers and the expansion of the Company’s line of credit and installment loan products in the United States. New customers tend to have a higher risk of default than customers with a history of successfully repaying loans. The loss provision as a percentage of consumer loan fees decreased in the Company’s foreign e-commerce operations, mainly because the portfolio is beginning to have a higher percentage of customers with established payment histories. Future loss rates will continue to be influenced by the mix of new customers to existing customers in the Company’s domestic and foreign operations.

The following table sets forth consumer loan fees by segment, adjusted for the deduction of the consumer loan loss provision for the current quarter and the prior year quarter (dollars in thousands):

	Three Months Ended June 30,
	2012			2011
	Retail Services	E-Commerce	Total	Retail Services	E-Commerce	Total
Interest and fees on short-term loans	$25,894	$126,316	$152,210	$25,031	$96,806	$121,837
Interest and fees on installment loans	2,685	25,827	28,512	2,289	8,288	10,577
Consumer loan fees	$28,579	$152,143	$180,722	$27,320	$105,094	$132,414
Consumer loan loss provision	6,603	65,794	72,397	4,756	40,373	45,129
Consumer loan fees, net of loss provision	$21,976	$86,349	$108,325	$22,564	$64,721	$87,285
Year-over-year change - $	$(588)	$21,628	$21,040	$801	$15,553	$16,354
Year-over-year change - %	(2.6)%	33.4%	24.1%	3.7%	31.6%	23.1%
Consumer loan loss provision as a % of consumer loan fees	23.1%	43.2%	40.1%	17.4%	38.4%	34.1%

Combined consumer loans. In addition to reporting consumer loans owned by the Company and consumer loans guaranteed by the Company, which are either GAAP items or disclosures required by GAAP, the Company has provided combined consumer loans, which is a non-GAAP measure. In addition, the Company has reported consumer loans written, which is statistical data that is not included in the Company’s financial statements. The Company also reports allowances and liabilities for estimated losses on consumer loans and on a combined basis, which are GAAP measures that are included in the Company’s financial statements.

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

Consumer loan balances. The outstanding combined portfolio balance of consumer loans, net of allowances and liability for estimated losses, increased $72.1 million, or 35.1%, to $277.6 million at June 30, 2012 from $205.5 million at June 30, 2011, primarily due to increased demand for short-term and installment loan products from the e-commerce segment in foreign markets and the expansion of the Company’s installment loan and line of credit products in the United States. The Company has experienced growth in consumer loan balances from the foreign e-commerce business in recent years and expects that foreign consumer loan balances will continue to comprise a greater percentage of the e-commerce segment’s total consumer loan balances in the future.

The combined consumer loan balance includes $296.9 million and $197.6 million at June 30, 2012 and 2011, respectively, of Company-owned consumer loan balances before the allowance for losses of $70.6 million and $37.2 million provided in the consolidated financial statements for June 30, 2012 and 2011, respectively. The combined loan balance also includes $54.0 million and $47.3 million at June 30, 2012 and 2011, respectively, of consumer loan balances that are guaranteed by the Company, which are not included in the Company’s financial statements, before the liability for estimated losses of $2.8 million and $2.1 million provided in the consolidated financial statements for June 30, 2012 and 2011, respectively.

The following table summarizes consumer loan balances outstanding as of June 30, 2012 and 2011 (dollars in thousands):

	As of June 30,
	2012			2011
	Company Owned(a)	Guaranteed by the Company(a)	Combined(b)	Company Owned(a)	Guaranteed by the Company(a)	Combined(b)
Ending consumer loan balances:

Retail Services
Short-term loans	$46,700	$7,055	$53,755	$48,500	$8,432	$56,932
Installment loans	9,146	6,296	15,442	6,980	4,754	11,734
Total Retail Services, gross	55,846	13,351	69,197	55,480	13,186	68,666

E-Commerce
Domestic
Short-term loans	66,239	37,093	103,332	43,156	31,127	74,283
Installment loans	25,795	-	25,795	10,132	-	10,132
Total Domestic, gross	92,034	37,093	129,127	53,288	31,127	84,415

Foreign
Short-term loans	94,411	3,541	97,952	72,655	2,946	75,601
Installment loans	54,644	-	54,644	16,159	-	16,159
Total Foreign, gross	149,055	3,541	152,596	88,814	2,946	91,760
Total E-Commerce, gross	241,089	40,634	281,723	142,102	34,073	176,175
Total ending loan balance, gross	296,935	53,985	350,920	197,582	47,259	244,841
Less: Allowance and liabilities for losses(a)	(70,571)	(2,795)	(73,366)	(37,211)	(2,137)	(39,348)
Total ending loan balance, net	$226,364	$51,190	$277,554	$160,371	$45,122	$205,493
Allowance and liability for losses as a % of combined consumer loan balances, gross(b)	23.8%	5.2%	20.9%	18.8%	4.5%	16.1%
(a)

GAAP measure. The consumer loan balances guaranteed by the Company represent loans originated by third-party lenders through the CSO programs, so these balances are not recorded in the Company’s financial statements. However, the Company has established a liability for estimated losses in support of its guarantee of these loans, which is reflected in the table above and included in its financial statements.

(b)	Except for allowance and liability for estimated losses, amounts represent non-GAAP measures.

Consumer loans written. The amount of combined consumer loans written was $826.4 million in the current quarter, which is an increase of $122.8 million, or 17.5%, from $703.6 million in the prior year quarter, mainly due to significant growth in short-term and installment loans written from the e-commerce segment in foreign markets and the expansion of the Company’s installment loan and line of credit products in the United States.

The average amount per consumer loan increased slightly to $513 from $512 during the current quarter compared to the prior year quarter, due largely to an increase in longer-term multi-payment installment loans, which typically have a larger average loan amount than short-term single-payment loans. This increase was partially offset by a decrease in the average amount per short-term loan. Management expects the average amount per consumer loan to increase for the remainder of 2012 due to the increase in installment lending.

The following table summarizes the consumer loans written for the current year quarter and the prior year quarter (dollars in thousands):

	Three Months Ended June 30,
	2012			2011
	Company Owned(a)	Guaranteed by the Company(a)(b)	Combined(a)	Company Owned(a)	Guaranteed by the Company(a)(b)	Combined(a)
Amount of consumer loans written:

Retail Services
Short-term loans	$177,924	$35,295	$213,219	$179,193	$41,283	$220,476
Installment loans	2,153	4,296	6,449	2,142	3,578	5,720

Total Retail Services	180,077	39,591	219,668	181,335	44,861	226,196

E-Commerce
Domestic
Short-term loans	114,143	181,120	295,263	102,774	155,189	257,963
Installment loans	16,101	-	16,101	7,410	-	7,410

Total Domestic	130,244	181,120	311,364	110,184	155,189	265,373

Foreign
Short-term loans	246,373	17,251	263,624	185,814	14,170	199,984
Installment loans	31,728	-	31,728	11,999	-	11,999

Total Foreign	278,101	17,251	295,352	197,813	14,170	211,983

Total E-Commerce	408,345	198,371	606,716	307,997	169,359	477,356

Total amount of consumer loans written	$588,422	$237,962	$826,384	$489,332	$214,220	$703,552

Number of consumer loans written:

Retail Services
Short-term loans	381,179	64,945	446,124	381,208	73,121	454,329
Installment loans	1,943	567	2,510	1,632	754	2,386

Total Retail Services	383,122	65,512	448,634	382,840	73,875	456,715

E-Commerce
Domestic
Short-term loans	370,193	250,776	620,969	310,842	220,090	530,932
Installment loans	15,796	-	15,796	6,281	-	6,281

Total Domestic	385,989	250,776	636,765	317,123	220,090	537,213

Foreign
Short-term loans	473,060	23,144	496,204	348,236	20,968	369,204
Installment loans	28,421	-	28,421	10,074	-	10,074

Total Foreign	501,481	23,144	524,625	358,310	20,968	379,278

Total E-Commerce	887,470	273,920	1,161,390	675,433	241,058	916,491

Total number of consumer loans written	1,270,592	339,432	1,610,024	1,058,273	314,933	1,373,206

(a)	The disclosure regarding the amount and number of consumer loans written is statistical data that is not included in the Company’s financial statements.
(b)	Loans guaranteed by the Company represent loans originated by third-party lenders through the CSO programs.

Consumer loan loss experience. The Company monitors the performance of its portfolio of consumer loans and maintains either an allowance or liability for estimated losses on consumer loans (including fees and interest) at a level estimated to be adequate to absorb credit losses inherent in the portfolio. The allowance for losses on the Company’s owned consumer loans reduces the outstanding loan balance in the consolidated balance sheets. In addition, the Company maintains a liability for estimated losses related to loans guaranteed under the CSO programs, which approximates the fair value of the liability and is included in “Accounts payable and accrued expenses” on the consolidated balance sheets.

The combined allowance and liability for estimated losses as a percentage of combined consumer loans and fees receivable balance increased for the current quarter to 20.9% from 16.1% in the prior year quarter, primarily due to the change in the mix of loans in the e-commerce segment, as discussed in the “Consumer loan loss provision” section above.

The following table shows consumer loan information for each of the last five quarters (dollars in thousands):

	2011			2012
	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter
Consumer loan balances and fees receivable:
Gross - Company owned	$197,582	$238,977	$285,850	$259,078	$296,938
Gross - Guaranteed by the Company(a)	47,259	51,218	59,423	44,503	53,985

Combined consumer loans and fees receivable, gross(b)	$244,841	$290,195	$345,273	$303,581	$350,923
Allowance and liability for losses on consumer loans	39,348	49,822	66,134	60,706	73,366

Combined consumer loans and fees receivable, net(b)	$205,493	$240,373	$279,139	$242,875	$277,557

Allowance and liability for losses as a % of combined consumer loans and fees receivable, gross(b)	16.1%	17.2%	19.2%	20.0%	20.9%

(a)	Represents loans originated by third-party lenders through the CSO programs, which are not included in the Company’s financial statements.
(b)	Non-GAAP measure.

The following table summarizes the consumer loan loss provision for the current quarter and the prior year quarter (dollars in thousands):

	Three Months Ended June 30,
	2012	2011
Consumer loan loss provision:
Loss provision on Company owned consumer loans	$71,595	$44,703
Loss provision on consumer loans guaranteed by the Company(a)	802	426

Combined consumer loan loss provision	$72,397	$45,129

Charge-offs, net of recoveries	$59,737	$42,502

(a)	Represents loss provision on loans originated by third-party lenders through the CSO programs.

Due to the nature of the Company’s consumer loan products and the high velocity of loans written, seasonal trends are evidenced in quarter-to-quarter performance. In the typical business cycle, the combined consumer loan loss provision as a percent of combined consumer loans written is lowest in the first quarter and increases throughout the year, with the final two quarters generally combining for the peak levels of loss provision expense. The loss provision as a percentage of combined loans written increased to 8.8% in the current quarter compared to 6.4% in the prior year quarter, primarily due to growth of the installment loan and line of credit products in the United States, both of which have a higher percentage of new customers. New customers tend to have a higher risk of default than customers with a history of successfully repaying loans. In addition, installment loans have a higher average loan amount, requiring a greater allowance for losses, and have a lower velocity of loans written compared to short-term loans, which are often renewed.

The following table shows the Company’s loss experience for each of the last five quarters (dollars in thousands):

	2011		2012
	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter
Consumer loans written:(a)
Company owned	$489,332	$570,658	$613,153	$553,713	$588,422
Guaranteed by the Company(b)	214,220	247,341	257,693	219,306	237,962

Combined consumer loans written	$703,552	$817,999	$870,846	$773,019	$826,384

Combined consumer loan loss provision as a % of combined consumer loans written (a)	6.4%	7.4%	9.2%	8.1%	8.8%
Charge-offs (net of recoveries) as a % of combined consumer loans written (a)	6.0%	6.1%	7.4%	8.8%	7.2%
Combined consumer loan loss provision as a % of consumer loan fees	34.1%	37.2%	44.7%	36.1%	40.1%
(a)	The disclosure regarding the amount of consumer loans written is statistical data that is not included in the Company’s financial statements.
(b)	Represents loans originated by third-party lenders through the CSO programs, which are not included in the Company’s financial statements.

Total Expenses. The table below shows total expenses by segment, for corporate operations and by significant category for the current quarter and the prior year quarter (dollars in thousands):

	Three Months Ended June 30,
	2012				2011
	Retail Services	E-Commerce	Corporate	Total	Retail Services	E-Commerce	Corporate	Total
Operations and administration:
Personnel	$53,612	$17,183	$8,339	$79,134	$50,484	$15,631	$13,152	$79,267
Occupancy	26,668	2,276	1,017	29,961	23,882	1,674	790	26,346
Marketing	3,571	26,623	29	30,223	3,654	15,366	13	19,033
Other	12,175	7,469	5,228	24,872	11,688	6,968	4,414	23,070

Total operations and administration	96,026	53,551	14,613	164,190	89,708	39,639	18,369	147,716

Depreciation and amortization	8,635	3,027	3,525	15,187	7,684	2,782	1,842	12,308

Total expenses	$104,661	$56,578	$18,138	$179,377	$97,392	$42,421	$20,211	$160,024
Year-over-year change - $
Operations and administration	$6,318	$13,912	$(3,756)	$16,474	$9,225	$6,500	$4,614	$20,339
Depreciation and amortization	951	245	1,683	2,879	1,405	752	(64)	2,093

Total	$7,269	$14,157	$(2,073)	$19,353	$10,630	$7,252	$4,550	$22,432

Year-over-year change - %	7.5%	33.4%	(10.3%)	12.1%	12.3%	20.6%	29.1%	16.3%

Total expenses increased $19.4 million, or 12.1%, to $179.4 million in the current quarter compared to $160.0 million in the prior year quarter. Total expenses for the retail services segment increased $7.3 million, or 7.5%, to $104.7 million during the current quarter compared to $97.4 million in the prior year quarter. Total expenses for the e-commerce segment increased $14.2 million, or 33.4%, to $56.6 million in the current quarter compared to $42.4 million in the prior year quarter.

Operations and administration expense. Operations and administration expense for the retail services segment increased $6.3 million, or 7.0%, to $96.0 million during the current quarter compared to $89.7 million in the prior year quarter. Personnel expense for the retail services segment increased $3.1 million, or 6.2%, during the current quarter, which was mainly related to normal personnel additions, merit increases and incentive program accruals due to additional personnel resulting from organic growth. Occupancy expense increased $2.8 million, or 11.7%, during the current quarter, which related to normal rent increases, organic growth and the locations acquired during 2011 due to the Pawn Partners acquisition.

Operations and administration expense for the e-commerce segment increased $13.9 million, or 35.1%, to $53.6 million during the current quarter compared to the prior year quarter. Personnel expense increased $1.6 million, or 9.9%, primarily due to the addition of new personnel to support the e-commerce segment’s growth in foreign markets. Marketing expense increased $11.3 million, or 73.3%, mainly due to the online lending channel’s efforts to expand the Company’s customer base in both domestic and foreign markets. The increase in other expenses was primarily due to costs related to the proposed IPO of Enova and associated activities. See “General – Recent Developments” section above for information regarding the withdrawal of this proposed IPO. Certain expenses related to the proposed Enova IPO have been expensed as incurred in the e-commerce segment. As of June 30, 2012, the Company had deferred $3.0 million of expenses directly related to the proposed IPO, which will be expensed in the third quarter of 2012 due to the withdrawal of the Registration Statement on July 25, 2012.

Corporate administration expense decreased $3.8 million, or 20.4%, to $14.6 million in the current quarter compared to $18.4 million in the prior year quarter, primarily due to a decrease in personnel and other related expenses, partially offset by increased expenses for due diligence conducted on an abandoned acquisition opportunity in a foreign market, which were $0.6 million in the current quarter.

Depreciation and Amortization. Depreciation and amortization expense at the retail services segment increased $1.0 million, or 12.4%, to $8.6 million, mainly due to additional depreciation expense associated with the Company’s new proprietary domestic point-of-sale system, locations acquired in the Pawn Partners acquisition during the fourth quarter of 2011, and normal facility upgrades and remodels. Depreciation and amortization expenses at the e-commerce segment increased $0.2 million, or 8.8%, to $3.0 million. Depreciation and amortization expenses for corporate operations increased $1.7 million, or 91.4%, to $3.5 million, primarily related to additional depreciation expense associated with the Company’s new proprietary domestic point-of-sale system.

Interest Expense. Interest expense increased $0.9 million, or 14.8%, to $6.7 million in the current quarter as compared to $5.8 million in the prior year quarter. The Company’s effective blended borrowing cost decreased to 5.0% in the current quarter from 5.2% in the prior year quarter, mainly due to the Company’s increased borrowings under its variable rate line of credit, which has a lower average interest rate in the current quarter compared to the prior year quarter. During the current quarter, the average amount of debt outstanding increased $38.1 million, to $459.1 million from $421.0 million during the prior year quarter, primarily due to the Pawn Partners acquisition during the fourth quarter of 2011. The Company incurred non-cash interest expense of $0.9 million in the current quarter from its Convertible Notes due 2029 (the “2009 Convertible Notes”).

Income Taxes. The Company’s effective tax rate increased to 38.2% for the current quarter from 37.8% for the prior year quarter. The increased overall effective tax rate in the current quarter was primarily due to higher losses in the Company’s Mexican pawn operations, which are taxed at a lower rate than the domestic operations.

Net loss attributable to the noncontrolling interest. Net loss attributable to the noncontrolling interest increased by $0.9 million in the current quarter compared to prior year quarter, primarily due to increased losses from the Company’s Mexican pawn operations.

Six Months Ended June 30, 2012 Compared To Six Months Ended June 30, 2011

Pawn Lending Activities:

The following table sets forth selected data related to the Company’s pawn lending activities as of and for the six-month periods ended June 30, 2012 and 2011 (dollars in thousands except where otherwise noted):

	2012			2011
Six Months Ended June 30,	Domestic	Foreign	Total	Domestic	Foreign	Total
Pawn loan fees and service charges	$137,598	$7,352	$144,950	$121,384	$10,351	$131,735
Average pawn loan balance outstanding	$214,058	$14,613	$228,671	$186,580	$21,184	$207,764
Amount of pawn loans written and renewed	$436,809	$33,823	$470,632	$401,197	$46,400	$447,597
Annualized yield on pawn loans	129.3%	101.2%	127.5%	131.2%	98.5%	127.9%

Average amount per pawn loan (in ones)	$130	$92	$123	$122	$107	$120

Gross profit margin on disposition of merchandise	34.7%	10.0%	33.0%	38.5%	14.1%	36.6%

Merchandise turnover	3.2	3.8	3.3	3.0	5.8	3.2

As of June 30,
Ending pawn loan balances	$221,572	$11,337	$232,909	$207,330	$22,013	$229,343

Ending merchandise balance, net	$132,758	$12,056	$144,814	$124,054	$8,138	$132,192

Pawn loan fees and service charges. Consolidated pawn loan balances at June 30, 2012 were $232.9 million, which was $3.6 million, or 1.6%, higher than at June 30, 2011. The average consolidated balance of pawn loans outstanding for the current six-month period increased by $20.9 million, or 10.1%, compared to the prior year six-month period.

Domestic pawn loan balances. The average balance of domestic pawn loans outstanding during the current six-month period increased by $27.5 million, or 14.7%, compared to the prior year six-month period, primarily due to loan growth in existing domestic retail services locations and additional pawn loan balances resulting from the net addition of new retail services locations and the Pawn Partners acquisition. Higher average gold prices have contributed to the growth in pawn loan balances in domestic markets, as increased collateral values have supported customer demand, resulting in an increase in the average amount per loan, to $130 for the current year six-month period, compared to $122 in the prior year six-month period. The year-over-year increase in pawn loan balances was negatively affected by a decrease in the length of the loan period in certain markets, as described below. Domestic pawn loan fees and service charges increased $16.2 million, or 13.4%, to $137.6 million in the current six-month period from $121.4 million in the prior year six-month period. The increase is mainly due to higher average pawn loan balances during the current six-month period, which contributed $17.9 million of the increase, partially offset by lower annualized yield on pawn loans, which decreased pawn loan fees and service charges by $1.7 million during the current six-month period. The lower pawn loan yield in the domestic portfolio is mainly due to a higher concentration of pawn loans in states with lower statutory loan yields, which was partially offset by a higher pawn loan yield on some of the Company’s pawn loans resulting from an increase in the statutorily permitted rate and a decrease in the maximum loan term from 90 days to 60 days in certain locations beginning in late 2011. This change contributed to higher annualized loan yields as the average balance of pawn loans outstanding declined and customer payments of pawn loan fees and service charges occurred earlier than in prior periods.

Foreign pawn loan balances. The average balance of foreign pawn loans outstanding during the current six-month period decreased by $6.6 million, or 31.0%, compared to the prior year six-month period, primarily due to weak demand for gold-based pawn loans, which was partially offset by an increase in demand for loans on general merchandise, which have been introduced in certain of the Company’s foreign retail services locations. In addition, during the current year six-month period, the Company reduced the loan period from 60 to 45 days, causing a decrease in loans outstanding. Foreign pawn loan fees and service charges decreased $3.0 million, or 29.0%, to $7.4 million in the current six-month period from $10.4 million in the prior year six-month period. The decrease is mainly due to lower average pawn loan balances during the current six-month period. The annualized yield on foreign pawn loan balances increased to 101.2% in the current six-month period compared to 98.5% in the prior year six-month period, due to a change in the rates charged on these loans during the current six-month period and the decrease in the maximum loan term from 60 days to 45 days during the current six-month period. The average amount per loan decreased to $92 in the current six-month period, compared to $107 in the prior year six-month period, primarily due to the effect of the change in foreign exchange rates and the modification of lending rates.

Proceeds from disposition of merchandise. The following table summarizes the proceeds from the disposition of merchandise and the related profit for the current six-month period and the prior year six-month period (dollars in thousands):

	Six Months Ended June 30,
	2012			2011
	Retail	Commercial	Total	Retail	Commercial	Total
Proceeds from disposition	$195,655	$168,684	$364,339	$174,232	$141,570	$315,802
Gross profit on disposition	$73,447	$46,932	$120,379	$69,126	$46,478	$115,604
Gross profit margin	37.5%	27.8%	33.0%	39.7%	32.8%	36.6%
Percentage of total gross profit	61.0%	39.0%	100.0%	59.8%	40.2%	100.0%

The total proceeds from disposition of merchandise increased $48.5 million, or 15.4%, during the current six-month period from the prior year six-month period, and the total gross profit from the disposition of merchandise increased $4.8 million, or 4.1%, during the current six-month period from the prior year six-month period, primarily due to higher retail and commercial sales related to higher average pawn loan balances and the Pawn Partners acquisition. The overall profit margin percentage decreased to 33.0% in the current six-month period from 36.6% in the prior year six-month period, primarily due to lower profit margin on commercial sales compared to the prior year six-month period. The consolidated merchandise turnover rate increased to 3.3 times during the current six-month period, from 3.2 times during the prior year six-month period.

Proceeds from retail dispositions of merchandise increased $21.4 million, or 12.3%, during the current six-month period from the prior year six-month period. Domestic retail operations contributed $15.4 million of the increase, primarily due to organic growth and the Pawn Partners acquisition. Foreign retail operations contributed $6.0 million of the increase, primarily due to increased sales of general merchandise. The Company’s domestic and foreign operations both experienced a decrease in gross profit margin, as the consolidated gross profit margin on the retail disposition of merchandise decreased to 37.5% in the current six-month period from 39.7% in the prior year six-month period. The decrease was primarily due to the continued discounting of merchandise prices to encourage retail sales activity.

Proceeds from commercial dispositions increased $27.1 million, or 19.2%, during the current six-month period over the prior year six-month period. Domestic operations contributed $34.1 million of the increase. Proceeds from dispositions at foreign operations decreased by $7.0 million, primarily due to a lower volume of gold sold in the current year six-month period compared to the prior year six-month period. Consolidated gross profit from commercial dispositions increased $0.5 million to $46.9 million, of which domestic operations contributed $2.7 million, offset by a decrease in gross profit at the Company’s foreign operations of $2.2 million. The increase was mainly due to a higher volume of domestic commercial merchandise sales, which was offset by lower gross profit margin from higher cost of gold sold relative to the increase in the market price per ounce of gold sold in both domestic and foreign operations. The gross profit margin on commercial sales decreased to 27.8% in the current six-month period from 32.8% in the prior year six-month period, primarily due to an increase in the cost per ounce of gold sold in both domestic and foreign operations.

Consumer Loan Activities:

Consumer loans fees. Consumer loan fees increased $98.1 million, or 38.4%, to $353.6 million in the current six-month period, compared to $255.5 million in the prior year six-month period. The increase in consumer loan fees is due to growth in both of the Company’s segments, with most of the growth generated by the e-commerce segment.

Consumer loan loss provision. The consumer loan loss provision increased by $50.2 million, to $134.8 million in the current six-month period from $84.6 million in the prior year six-month period. The loss provision as a percentage of consumer loan fees increased to 38.1% in the current six-month period from 33.1% in the prior year six-month period. The loss provision as a percentage of consumer loan fees increased in both the Company’s retail services and domestic e-commerce operations, primarily due to an increase in new customers and the expansion of the Company’s line of credit and installment loan products in the United States. New customers tend to have a higher risk of default than customers with a history of successfully repaying loans. The loss provision as a percentage of consumer loan fees decreased in the Company’s foreign e-commerce operations, mainly because the portfolio is beginning to have a higher percentage of customers with established payment histories. Future loss rates will continue to be influenced by the mix of new customers to existing customers in the Company’s domestic and foreign operations.

The following table sets forth consumer loan fees by segment adjusted for the deduction of the loan loss provision for the current and the prior year six-month periods (dollars in thousands):

	Six Months Ended June 30,
	2012			2011
	Retail Services	E-Commerce	Total	Retail Services	E-Commerce	Total
Interest and fees on short-term loans	$52,805	$247,698	$300,503	$49,760	$187,070	$236,830
Interest and fees on installment loans	5,146	47,913	53,059	3,395	15,316	18,711
Consumer loan fees	$57,951	$295,611	$353,562	$53,155	$202,386	$255,541
Consumer loan loss provision	11,069	123,711	134,780	7,939	76,690	84,629
Consumer loan fees, net of loss provision	$46,882	$171,900	$218,782	$45,216	$125,696	$170,912
Year-over-year change - $	$1,666	$46,204	$47,870	$(1,105)	$26,537	$25,432
Year-over-year change - %	3.7%	36.8%	28.0%	(2.4)%	26.8%	17.5%
Consumer loan loss provision as a % of consumer loan fees	19.1%	41.8%	38.1%	14.9%	37.9%	33.1%

Consumer loans written. The amount of combined consumer loans written was $1.6 billion in the current six-month period, which is a increase of $257.1 million, or 19.2%, from $1.34 billion in the prior year six-month period, mainly due to significant growth in short-term and installment loans written from the e-commerce segment in foreign markets and the expansion of the Company’s installment loan and line of credit products in the United States.

The average amount per consumer loan increased to $517 from $507 during the current six-month period compared to the prior year six-month period, due largely to an increase in longer-term multi-payment installment loans, which typically have a larger average loan amount than short-term single-payment loans.

The following table summarizes selected data related to the Company’s consumer loan activities for the current and the prior year six-month periods (dollars in thousands):

	Six Months Ended June 30,
	2012			2011
	Company Owned(a)	Guaranteed by the Company(a)(b)	Combined(a)	Company Owned(a)	Guaranteed by the Company(a)(b)		Combined(a)
Amount of consumer loans written:

Retail Services
Short-term loans	$353,598	$72,662	$426,260	$337,411	$82,516		$419,927
Installment loans	3,664	6,156	9,820	4,979	5,067		10,046

Total Retail Services	357,262	78,818	436,080	342,390	87,583		429,973

E-Commerce
Domestic
Short-term loans	214,201	343,402	557,603	205,563	310,534		516,097
Installment loans	27,367	-	27,367	13,039	-		13,039

Total Domestic	241,568	343,402	584,970	218,602	310,534		529,136

Foreign
Short-term loans	486,895	35,048	521,943	337,197	25,066		362,263
Installment loans	56,410	-	56,410	20,953	-		20,953

Total Foreign	543,305	35,048	578,353	358,150	25,066		383,216

Total E-Commerce	784,873	378,450	1,163,323	576,752	335,600		912,352

Total amount of consumer loans written	$1,142,135	$457,268	$1,599,403	$919,142	$423,183		$1,342,325

Number of consumer loans written:

Retail Services
Short-term loans	750,563	131,676	882,239	732,479	144,297		876,776
Installment loans	3,480	844	4,324	3,547	1,062		4,609

Total Retail Services	754,043	132,520	886,563	736,026	145,359		881,385

E-Commerce
Domestic
Short-term loans	686,578	469,902	1,156,480	614,594	435,109		1,049,703
Installment loans	25,811	-	25,811	12,831		-	12,831

Total Domestic	712,389	469,902	1,182,291	627,425	435,109		1,062,534

Foreign
Short-term loans	925,263	46,499	971,762	644,764	39,089		683,853
Installment loans	50,203	-	50,203	18,218	-		18,218

Total Foreign	975,466	46,499	1,021,965	662,982	39,089		702,071

Total E-Commerce	1,687,855	516,401	2,204,256	1,290,407	474,198		1,764,605

Total number of consumer loans written	2,441,898	648,921	3,090,819	2,026,433	619,557		2,645,990

(a)	The disclosure regarding the amount and number of consumer loans written is statistical data that is not included in the Company’s financial statements.
(b)	Loans guaranteed by the Company represent loans originated by third-party lenders through the CSO programs.

The following table summarizes the consumer loan loss provision for the current and the prior year six-month periods (dollars in thousands):

	Six Months Ended June 30,
	2012	2011
Consumer loan loss provision:
Loss provision on Company owned consumer loans	$135,047	$85,330
Loss provision on consumer loans guaranteed by the Company(a)(b)	(267)	(701)

Combined consumer loan loss provision	$134,780	$84,629

Charge-offs, net of recoveries	$127,548	$87,072

(a)	Represents loss provision on loans originated by third-party lenders through the CSO programs.
(b)	The loss provision on consumer loans guaranteed by the Company for the six months ended June 30, 2012 and 2011, respectively, are credit balances due to improved collection rates.

Total Expenses. The table below shows total expense by segment, for corporate operations and by significant category for the current and the prior year six-month periods (dollars in thousands):

	Six Months Ended June 30,
	2012				2011
	Retail Services	E-Commerce	Corporate	Total	Retail Services	E-Commerce	Corporate	Total
Operations and administration:
Personnel	$111,622	$37,473	$21,457	$170,552	$102,316	$30,340	$22,891	$155,547
Occupancy	52,740	4,131	2,075	58,946	47,388	3,158	1,594	52,140
Marketing	6,694	46,825	65	53,584	7,414	28,972	45	36,431
Other	24,423	15,661	11,179	51,263	24,412	11,388	8,256	44,056

Total operations and administration	195,479	104,090	34,776	334,345	181,530	73,858	32,786	288,174

Depreciation and amortization	16,895	5,902	7,011	29,808	15,240	5,722	3,788	24,750

Total expenses	$212,374	$109,992	$41,787	$364,153	$196,770	$79,580	$36,574	$312,924
Year-over-year change - $
Operations and administration	$13,949	$30,232	$1,990	$46,171	$21,496	$12,964	$4,267	$38,727
Depreciation and amortization	1,655	180	3,223	5,058	2,190	1,661	(30)	3,821

Total	$15,604	$30,412	$5,213	$51,229	$23,686	$14,625	$4,237	$42,548

Year-over-year change - %	7.9%	38.2%	14.3%	16.4%	13.7%	22.5%	13.1%	15.7%

Total expenses increased $51.2 million, or 16.4%, to $364.2 million in the current six-month period compared to the prior year six-month period. Total expenses at the retail services segment increased $15.6 million, or 7.9%, to $212.4 million during the current six-month period compared to $196.8 million in the prior year six-month period. Total expenses for the e-commerce segment increased $30.4 million, or 38.2%, to $110.0 million in the current six-month period compared to $79.6 million in the prior year six-month period.

Operations and administration expense. Operations and administration expense for the retail services segment increased $13.9 million, or 7.7%, to $195.5 million during the current six-month period compared to the prior year six-month period. Personnel expense for the retail services segment increased $9.3 million, or 9.1%, during the current six-month period, which was mainly related to normal personnel additions, merit increases and incentive program accruals due to additional personnel resulting from organic growth. Occupancy expense increased $5.4 million, or 11.3%, during the current six-month period, which related to normal rent increases, organic growth and locations acquired during 2011 due to the Pawn Partners acquisition.

Operations and administration expense for the e-commerce segment increased $30.2 million, or 40.9%, to $104.1 million during the current six-month period compared to $73.9 million in the prior year six-month period. Personnel expense increased $7.1 million, or 23.5%, primarily due to the addition of new personnel to support the e-commerce segment’s growth in foreign markets. Marketing expense increased $17.9 million, or 61.6%, mainly due to the online lending channel’s efforts to expand the Company’s customer base in both domestic and foreign markets. The increase in other expenses was primarily due to costs related to the proposed Enova IPO and associated activities. See “General – Recent Developments” section above for information regarding the withdrawal of this proposed IPO.

Corporate administration expense increased $2.0 million, or 6.1%, to $34.8 million in the current six-month period compared to $32.8 million in the prior year six-month period, primarily due to increased personnel expense and expenses for due diligence conducted on an abandoned acquisition opportunity in a foreign market, which were $2.1 million in the current year six-month period.

Depreciation and Amortization. Depreciation and amortization expense at the retail services segment increased $1.7 million, or 10.9%, to $16.9 million mainly due to additional depreciation expense associated with the Company’s new proprietary domestic point-of-sale system, locations acquired due to the Pawn Partners acquisition during the fourth quarter of 2011, and normal facility upgrades and remodels. Depreciation and amortization expenses at the e-commerce segment increased $0.2 million, or 3.1%, to $5.9 million. Depreciation and amortization expenses for corporate operations increased $3.2 million or 85.1%, to $7.0 million, primarily related to additional depreciation expense associated with the Company’s new proprietary domestic point-of-sale system.

Interest Expense. Interest expense increased $2.5 million, or 21.2%, to $13.9 million in the current six-month period as compared to $11.4 million in the prior year six-month period. The average amount of debt outstanding increased $53.1 million, to $479.8 million during the current six-month period from $426.7 million during the prior year six-month period, primarily due to borrowings associated with the Pawn Partners acquisition during the fourth quarter of 2011. The Company’s effective blended borrowing cost remained relatively flat at 4.9% in the current six-month period, from 5.0% in the prior year six-month period. The Company incurred non-cash interest expense of $1.9 million in the current six-month period from the 2009 Convertible Notes.

Income Taxes. The Company’s effective tax rate was 37.8% for the both the current and prior year six-month periods.

Net loss attributable to the noncontrolling interest. Net loss attributable to the noncontrolling interest increased by $1.2 million from the prior year six-month period to the current year six-month period, primarily due to increased losses from the Company’s Mexican pawn operations.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows Highlights

The Company’s cash flows and other key indicators of liquidity are summarized as follows (dollars in thousands):

	Six Months Ended June 30,
	2012		2011

Cash flows provided by operating activities	$233,862		$182,286

Cash flows used in investing activities

Pawn loans	$24,652		$(2,237)
Consumer loans	(141,849)		(105,001)
Acquisitions	(4,720)		-
Property and equipment additions	(36,713)		(33,032)
Other investing	(397)		(5,347)

Total cash flows used in investing activities	$(159,027)		$(145,617)

Cash flows used in financing activities	$(68,375)		$(25,868)

Working capital	$646,876		$565,253
Current ratio	5.5	x	5.8	x
Merchandise turnover	3.3	x	3.2	x
Debt to Adjusted EBITDA ratio(a)	1.5	x	1.7	x

(a)	Non-GAAP measure. See the “Adjusted EBITDA” section above for a reconciliation of Adjusted EBITDA to Net Income attributable to the Company.

Cash flows from operating activities. Net cash provided by operating activities increased $51.6 million, or 28.3%, from $182.3 million for the prior year six-month period to $233.9 million for the current six-month period. The significant components of the increase in net cash provided by operating activities during the current six-month period compared to the prior year six-month period included a $6.7 million increase in net income, a $50.1 million increase in the consumer loan loss provision, a non-cash expense, primarily as a result of growth in the e-commerce segment, and a $20.2 million decrease in merchandise purchased from customers and third parties. These increases in cash provided by operating activities were partially offset by a decrease of $35.4 million from changes in current and deferred income taxes. The prior year six-month period contained a $31.1 million source of cash related to changes in deferred income taxes resulting from a change in the timing of tax deductions for internally-developed software costs.

Management believes that its expected cash flows from operations and available cash balances and borrowings will be sufficient to fund the Company’s operating liquidity needs.

Cash flows from investing activities. Net cash used in investing activities increased $13.4 million, or 9.2%, from $145.6 million in the prior year six-month period to $159.0 million in the current six-month period. The primary component of this increase was a $36.8 million increase in cash used in consumer loan lending activities as a result of growth in loans written from the Company’s e-commerce business. This use was offset by a $26.9 million increase in cash provided by pawn lending activities, primarily due to a lower rate of growth in the Company’s domestic pawn loan portfolio compared to the prior year six-month period.

Management anticipates that expenditures for property and equipment related to its domestic and foreign operations for the remainder of 2012 will be between $45.0 million and $55.0 million, primarily for the remodeling of selected operating units, for the rollout of product delivery and information systems and for the establishment of approximately 15 to 20 new retail services locations.

Cash flows from financing activities. Net cash used in financing activities increased $42.5 million, or 164.3%, from $25.9 million in the prior year six-month period to $68.4 million in the current six-month period. This was primarily due to the year-over-year change associated with $50.0 million of proceeds from a debt issuance that occurred in the prior year six-month period, with no similar event in the current six-month period. In addition, the amount of net debt repayments increased $7.8 million in the current six-month period compared to the prior year six-month period. This increase in cash used in financing activities was partially offset by a $11.5 million decrease in net cash used for the repurchase of shares of Company common stock through open market transactions, pursuant to an authorization by the Board of Directors of the Company on January 26, 2011, and through the repurchase of shares of common stock for tax payments related to stock-based compensation.

On March 30, 2011, the Company entered into a new credit agreement for up to $330.0 million of credit with a group of commercial banks (the “Original Credit Agreement”). On November 29, 2011, the Company amended the Original Credit Agreement, to increase the amount available by $100.0 million, to $430.0 million (the “Credit Agreement”). The Credit Agreement consists of a $380.0 million line of credit, which includes the ability to borrow up to $50.0 million in specified foreign currencies or U.S. dollars (the “Domestic and Multi-currency Line”) and a $50.0 million term loan facility (the “2015 Variable Rate Notes”). The Domestic and Multi-currency Line amount will decrease by $100.0 million, to $280.0 million, on the earlier of May 29, 2013 or the second business day following the closing of an initial public offering of common stock of Enova that results in Enova no longer being considered a majority-owned subsidiary of the Company. See “General – Recent Developments” section above for information regarding the withdrawal of the proposed initial public offering of Enova. The Domestic and Multi-currency Line matures on March 31, 2015. Beginning March 31, 2012, the 2015 Variable Rate Notes became payable in equal quarterly principal installments of $2.1 million with any outstanding principal remaining due at maturity on March 31, 2015.

In conjunction with the entry into the Original Credit Agreement, the Company repaid all outstanding revolving credit loans under its $300.0 million domestic line of credit due 2012 (the “USD Line of Credit”) and its variable rate senior unsecured note due 2012 (the “2012 Variable Rate Notes”) with proceeds of the Original Credit Agreement. The outstanding amounts under the USD Line of Credit and 2012 Variable Rate Notes, as of March 30, 2011, were $154.0 million and $25.8 million, respectively.

On March 30, 2011, in conjunction with the establishment of the Original Credit Agreement, the Company entered into a separate credit agreement for the issuance of up to $20.0 million in letters of credit (the “Letter of Credit Facility”). The Company had standby letters of credit of $17.7 million issued under the Letter of Credit Facility at June 30, 2012. Previously, these letters of credit were provided under the USD Line of Credit by reducing the amount available to the Company.

Each of the Company’s credit agreements and senior unsecured notes require the Company to maintain certain financial ratios. As of June 30, 2012, the Company was in compliance with all covenants and other requirements set forth in its debt agreements. Management believes that the borrowings available ($156.1 million at June 30, 2012) under the Credit Agreement, anticipated cash generated from operations and current working capital of $646.9 million is sufficient to meet the Company’s anticipated capital requirements for its businesses. Should the Company experience a significant decline in demand for the Company’s products and services or other unexpected changes in financial condition, management would evaluate several alternatives to ensure that it is in a position to meet liquidity requirements. The Company’s strategies to generate additional liquidity may include the sale of assets, reductions in capital spending, changes to the issuance of debt or equity securities and/or its management of its current assets. The characteristics of the Company’s current assets, specifically the ability to rapidly liquidate gold jewelry inventory and adjust outflows of cash in its lending practices, gives the Company flexibility to quickly modify its business strategy to increase cash flow from its business, if necessary.

Share Repurchases

On January 26, 2011, the Board of Directors of the Company authorized the repurchase of up to 2.5 million shares of its common stock and cancelled the Company’s previous share repurchase authorization. During the current six-month period, the Company purchased 40,000 shares in open market transactions under this authorization for a total investment of $1.7 million, including commissions. Management anticipates that it will periodically purchase shares under this authorization based on its assessment of market characteristics, the liquidity position of the Company and alternative prospects for the investment of capital to expand the business and pursue strategic objectives.

Off-Balance Sheet Arrangements

In certain markets, the Company arranges for consumers to obtain consumer loan products from one of several independent third-party lenders through the CSO programs. For consumer loan products originated by third-party lenders under the CSO programs, each lender is responsible for providing the criteria by which the consumer’s application is underwritten and, if approved, determining the amount of the consumer loan. The Company in turn is responsible for assessing whether or not the Company will guarantee such loans. When a consumer executes an agreement with the Company under the CSO programs, the Company agrees, for a fee payable to the Company by the consumer, to provide certain services to the consumer, one of which is to guarantee the consumer’s obligation to repay the loan received by the consumer from the third-party lender if the consumer fails to do so. The guarantee represents an obligation to purchase specific loans if they go into default, which generally have terms of less than 90 days. As of June 30, 2012 and 2011, the amount of active consumer loans originated by third-party lenders under the CSO programs were $54.0 million and $47.3 million, respectively, which were guaranteed by the Company.

Regulatory Developments

In June 2012, the State of Delaware passed a bill, which will take effect on January 1, 2013, to amend its short term consumer loan law to, among other things, limit the number of loans a borrower may have in any twelve-month period and establish a statewide database to track these loans. The bill only affects the Company’s short term consumer loan product in Delaware (and does not affect its installment loan product in that state). The impact of this bill will not have a material effect on the Company, including its consolidated revenues or operations.

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

Under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, management of the Company has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the “Exchange Act”) as of June 30, 2012 (the “Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective and provide reasonable assurance (i) to ensure that information required to be disclosed in reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms; and (ii) to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

There was no change in the Company’s internal control over financial reporting during the quarter ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The following table provides the information with respect to purchases made by the Company of shares of its common stock, par value $0.10 per share, during each of the months in the first six months of 2012:

Period	Total Number of Shares Purchased(a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (b)	Maximum Number of Shares that May Yet Be Purchased Under the Plan (b)

January 1 to January 31	17,580	$41.70	-	2,065,000
February 1 to February 29	27,165	$44.30	-	2,065,000
March 1 to March 31	-	$0.00	-	2,065,000
April 1 to April 30	-	$0.00	-	2,065,000
May 1 to May 31	40,026	$43.57	40,000	2,025,000
June 1 to June 30	-	$0.00	-	2,025,000

Total	84,771	$43.42	40,000

(a)

Includes the following: a repurchase of 1,211 shares in January by the Company from its Nonqualified Savings Plan, which no longer permits investments in the Company’s common stock; shares withheld from employees as partial tax payments for shares issued under the Company’s stock-based compensation plans of 16,369 and 27,141 shares for the months of January and February, respectively; and the reinvestment of dividends in the Company’s nonqualified deferred compensation plan for its directors, which resulted in the purchase of 24 and 26 shares for the months of February and May, respectively.

(b)

On January 26, 2011, the Board of Directors authorized the Company’s repurchase of up to a total of 2,500,000 shares of the Company’s common stock. This repurchase authorization cancelled and replaced the Company’s previous authorization for the repurchase of up to a total of 1,500,000 shares of the Company’s common stock that was approved by the Board of Directors on October 24, 2007.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6. Exhibits

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.1	Form of 2012 Restricted Stock Unit Award Agreement for Directors under the Cash America International, Inc. First Amended and Restated 2004 Long-Term Incentive Plan, as amended (the “LTIP”)					X
10.2	Second Amendment to the LTIP					X
10.3	Cash America International, Inc. First Amended and Restated Senior Executive Bonus Plan	DEF14A	001-09733	Annex A	4/13/12
10.4	Second Amendment to the Cash America International, Inc. Nonqualified Savings Plan					X
10.5	First Amendment to the Cash America International, Inc. Supplemental Executive Retirement Plan					X
10.6	Enova International, Inc. Supplemental Executive Retirement Plan					X
10.7	Enova International, Inc. Nonqualified Savings Plan					X
10.8	First form of 2008 Long Term Incentive Plan Agreement for the Executive Officers other than the Chief Executive Officer under the LTIP (1)					X
10.9	Second form of 2008 Long Term Incentive Plan Agreement for the Chief Executive Officer under the LTIP (1)					X
10.10	Form of 2009 Long-Term Incentive Plan Award Agreement for Executive Officers under the LTIP (2)					X
10.11	Amendment No. 2 dated May 25, 2012 to Note Agreement dated as of December 28, 2005 among Cash America International, Inc. and the purchasers named therein					X
10.12	Amendment No. 2 dated May 25, 2012 to Note Purchase Agreement dated as of December 19, 2006 among Cash America International, Inc. and the purchasers named therein					X
10.13	Amendment No. 1 dated May 25, 2012 to Note Purchase Agreement dated as of January 28, 2010 among Cash America International, Inc. and the purchasers named therein					X
31.1	Certification of Chief Executive Officer					X
31.2	Certification of Chief Financial Officer					X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS (3)	XBRL Instance Document					X(4)
101.SCH (3)	XBRL Taxonomy Extension Schema Document					X(4)
101.CAL (3)	XBRL Taxonomy Extension Calculation Linkbase Document					X(4)
101.DEF (3)	XBRL Taxonomy Extension Definition Linkbase Document					X(4)
101.LAB (3)	XBRL Taxonomy Label Linkbase Document					X(4)
101.PRE (3)	XBRL Taxonomy Extension Presentation Linkbase Document					X(4)

(1)	Includes information previously omitted pursuant to a request for confidential treatment under 17 CFR 240.24b-2. A redacted version of each of these agreements was originally filed as Exhibit 10.1 and 10.2, respectively, with the Company’s quarterly report on Form 10-Q on April 28, 2008 for the quarter ended March 31, 2008.
(2)	Includes information previously omitted pursuant to a request for confidential treatment under 17 CFR 240.24b-2. A redacted version of this agreement was originally filed as Exhibit 10.3 with the Company’s quarterly report on Form 10-Q on May 4, 2009 for the quarter ended March 31, 2009.
(3)	Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at June 30, 2012, June 30, 2011 and December 31, 2011; (ii) Consolidated Statements of Income for the three and six months ended June 30, 2012 and June 30, 2011; (iii) Consolidated Statements of Equity at June 30, 2012 and June 30, 2011; (iv) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2012 and June 30, 2011; (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and June 30, 2011; and (vi) Notes to Consolidated Financial Statements.
(4)	Submitted electronically herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 27, 2012	CASH AMERICA INTERNATIONAL, INC.

	By:	/s/ Thomas A. Bessant, Jr.
Thomas A. Bessant, Jr.
Executive Vice President and
Chief Financial Officer
(On behalf of the Registrant and as Principal Financial Officer)

EXHIBIT INDEX

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.1	Form of 2012 Restricted Stock Unit Award Agreement for Directors under the Cash America International, Inc. First Amended and Restated 2004 Long-Term Incentive Plan, as amended (the “LTIP”)					X
10.2	Second Amendment to the LTIP					X
10.3	Cash America International, Inc. First Amended and Restated Senior Executive Bonus Plan	DEF14A	001-09733	Annex A	4/13/12
10.4	Second Amendment to the Cash America International, Inc. Nonqualified Savings Plan					X
10.5	First Amendment to the Cash America International, Inc. Supplemental Executive Retirement Plan					X
10.6	Enova International, Inc. Supplemental Executive Retirement Plan					X
10.7	Enova International, Inc. Nonqualified Savings Plan					X
10.8	First form of 2008 Long Term Incentive Plan Agreement for the Executive Officers other than the Chief Executive Officer under the LTIP (1)					X
10.9	Second form of 2008 Long Term Incentive Plan Agreement for the Chief Executive Officer under the LTIP (1)					X
10.10	Form of 2009 Long-Term Incentive Plan Award Agreement for Executive Officers under the LTIP (2)					X
10.11	Amendment No. 2 dated May 25, 2012 to Note Agreement dated as of December 28, 2005 among Cash America International, Inc. and the purchasers named therein					X
10.12	Amendment No. 2 dated May 25, 2012 to Note Purchase Agreement dated as of December 19, 2006 among Cash America International, Inc. and the purchasers named therein					X
10.13	Amendment No. 1 dated May 25, 2012 to Note Purchase Agreement dated as of January 28, 2010 among Cash America International, Inc. and the purchasers named therein					X
31.1	Certification of Chief Executive Officer					X
31.2	Certification of Chief Financial Officer					X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS (3)	XBRL Instance Document					X(4)
101.SCH (3)	XBRL Taxonomy Extension Schema Document					X(4)
101.CAL (3)	XBRL Taxonomy Extension Calculation Linkbase Document					X(4)
101.DEF (3)	XBRL Taxonomy Extension Definition Linkbase Document					X(4)
101.LAB (3)	XBRL Taxonomy Label Linkbase Document					X(4)
101.PRE (3)	XBRL Taxonomy Extension Presentation Linkbase Document					X(4)

(1)	Includes information previously omitted pursuant to a request for confidential treatment under 17 CFR 240.24b-2. A redacted version of each of these agreements was originally filed as Exhibit 10.1 and 10.2, respectively, with the Company’s quarterly report on Form 10-Q on April 28, 2008 for the quarter ended March 31, 2008.
(2)	Includes information previously omitted pursuant to a request for confidential treatment under 17 CFR 240.24b-2. A redacted version of this agreement was originally filed as Exhibit 10.3 with the Company’s quarterly report on Form 10-Q on May 4, 2009 for the quarter ended March 31, 2009.
(3)	Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at June 30, 2012, June 30, 2011 and December 31, 2011; (ii) Consolidated Statements of Income for the three and six months ended June 30, 2012 and June 30, 2011; (iii) Consolidated Statements of Equity at June 30, 2012 and June 30, 2011; (iv) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2012 and June 30, 2011; (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and June 30, 2011; and (vi) Notes to Consolidated Financial Statements.
(4)	Submitted electronically herewith.