Form 10-Q
period 2012-09-30
CASH AMERICA INTERNATIONAL INC
filed 2012-10-30
CIK 807884

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

  (Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Yes    ☐        No    ☑

APPLICABLE ONLY TO CORPORATE ISSUERS:

29,051,910 of the Registrants’ common shares, $.10 par value, were issued and outstanding as of October 22, 2012.

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

•	acceptance by consumers, legislators and regulators of the negative characterization by the media and consumer activists with respect to certain of the Company’s loan products;

•	the reorganization of the Company’s Mexico-based pawn operations;

•	the deterioration of the political, regulatory or economic environment in foreign countries where the Company operates or in the future may operate;

•	the actions of third parties who provide, acquire or offer products and services to, from or for the Company;

•	changes in demand for the Company’s services and the continued acceptance of the online channel by the Company’s online loan customers;

•	fluctuations in the price of gold or a deterioration in economic conditions;

•	changes in competition;

•	the ability of the Company to open new locations in accordance with plans or to successfully integrate newly acquired businesses into the Company’s operations;

•	interest rate and foreign currency exchange rate fluctuations;

•	the effect of any current or future litigation proceedings and any judicial decisions or rule-making that could render the Company’s arbitration agreements illegal or unenforceable;

•	changes in the capital markets, including the debt and equity markets;

•	changes in the Company’s ability to satisfy its debt obligations or to refinance existing debt obligations or obtain new capital to finance growth;

•	a prolonged interruption in the Company’s operations of its facilities, systems and business functions, including its information technology and other business systems;

•	security breaches, cyber attacks or fraudulent activity;

•	the implementation of new, or changes in the interpretation of existing, accounting principles or financial reporting requirements;

•	acts of God, war or terrorism, pandemics and other events;

•	the effect of any of such changes on the Company’s business or the markets in which the Company operates; and

•	other risks and uncertainties described in this report or from time to time in the Company’s filings with the Securities and Exchange Commission (the “SEC”).

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share data)

(Unaudited)

	September 30,		December 31,
	2012	2011	2011
Assets
Current assets:
Cash and cash equivalents	$78,663	$54,364	$62,542
Pawn loans	254,077	244,441	253,519
Consumer loans, net	256,825	191,642	222,778
Merchandise held for disposition, net	171,285	166,365	161,884
Pawn loan fees and service charges receivable	48,771	45,066	48,003
Income taxes receivable	684	—	—
Prepaid expenses and other assets	36,912	32,095	31,301
Deferred tax assets	39,826	29,070	35,065
Total current assets	887,043	763,043	815,092
Property and equipment, net	258,214	236,325	246,429
Goodwill	599,337	538,169	562,721
Intangible assets, net	34,877	26,668	34,771
Other assets	12,936	13,948	15,236
Total assets	$1,792,407	$1,578,153	$1,674,249

Liabilities and Equity
Current liabilities:
Accounts payable and accrued expenses	$109,986	$95,574	$113,113
Customer deposits	12,944	10,588	9,935
Income taxes currently payable	—	10,520	12,880
Current portion of long-term debt	44,205	21,856	34,273
Total current liabilities	167,135	138,538	170,201
Deferred tax liabilities	102,048	88,980	89,712
Noncurrent income tax payable	2,697	2,343	2,315
Other liabilities	1,007	1,522	1,413
Long-term debt	545,258	470,124	503,018
Total liabilities	$818,145	$701,507	$766,659

Equity:
Cash America International, Inc. equity:
Common stock, $0.10 par value per share, 80,000,000 shares authorized, 30,235,164 shares issued and outstanding	3,024	3,024	3,024
Additional paid-in capital	157,874	167,193	167,683
Retained earnings	855,972	739,256	776,060
Accumulated other comprehensive income (loss)	4,366	(2,352)	(6,896)
Treasury shares, at cost (1,214,646 shares, 982,735 shares and 1,011,356 shares at September 30, 2012 and 2011, and at December 31, 2011, respectively)	(46,175)	(35,752)	(37,419)
Total Cash America International, Inc. shareholders’ equity	975,061	871,369	902,452
Noncontrolling interest	(799)	5,277	5,138
Total equity	974,262	876,646	907,590
Total liabilities and equity	$1,792,407	$1,578,153	$1,674,249

See notes to consolidated financial statements.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenue
Pawn loan fees and service charges	$76,500	$74,399	$221,450	$206,134
Proceeds from disposition of merchandise	153,493	157,886	517,832	473,688
Consumer loan fees	205,094	162,981	558,656	418,522
Other	4,607	3,038	10,888	10,763
Total Revenue	439,694	398,304	1,308,826	1,109,107
Cost of Revenue
Disposed merchandise	106,918	102,274	350,878	302,472
Consumer loan loss provision	84,299	60,576	219,079	145,205
Total Cost of Revenue	191,217	162,850	569,957	447,677

Net Revenue	248,477	235,454	738,869	661,430
Expenses
Operations and administration	181,215	157,439	515,560	445,613
Depreciation and amortization	27,074	14,850	56,882	39,600
Total Expenses	208,289	172,289	572,442	485,213
Income from Operations	40,188	63,165	166,427	176,217
Interest expense	(7,196)	(6,865)	(21,065)	(18,307)
Interest income	22	14	79	56
Foreign currency transaction gain (loss)	93	(777)	(72)	(1,058)
Equity in loss of unconsolidated subsidiary	(61)	(34)	(209)	(70)
Income before Income Taxes	33,046	55,503	145,160	156,838
Provision for income taxes	25,116	20,974	67,487	59,277
Net Income	7,930	34,529	77,673	97,561
Net loss attributable to the noncontrolling interest	3,773	248	5,317	575
Net Income Attributable to Cash America International, Inc.	$11,703	$34,777	$82,990	$98,136
Earnings Per Share:
Net Income attributable to Cash America International, Inc. common shareholders:
Basic	$0.40	$1.18	$2.80	$3.31
Diluted	$0.37	$1.08	$2.62	$3.07
Weighted average common shares outstanding:
Basic	29,536	29,535	29,599	29,626
Diluted	31,375	32,248	31,643	31,969
Dividends declared per common share	$0.035	$0.035	$0.105	$0.105

See notes to consolidated financial statements.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(dollars in thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net income	$7,930	$34,529	$77,673	$97,561
Other comprehensive gain (loss), net of tax:
Unrealized derivatives gain (a)	—	31	12	70
Foreign currency translation gain (loss) (b)	7,664	(14,352)	10,038	(8,573)
Marketable securities unrealized gain (loss)(c)	767	(29)	1,311	879
Total other comprehensive gain (loss), net of tax	8,431	(14,350)	11,361	(7,624)
Comprehensive income	$16,361	$20,179	$89,034	$89,937
Net loss attributable to the noncontrolling interest	3,773	248	5,317	575
Foreign currency translation (loss) gain, net of tax, attributable to the noncontrolling interest	(77)	803	(99)	475
Comprehensive loss attributable to the noncontrolling interest	3,696	1,051	5,218	1,050
Comprehensive Income Attributable to Cash America International, Inc.	$20,057	$21,230	$94,252	$90,987

(a)

Net of tax benefit (provision) of $0 and $(16) for the three months ended September 30, 2012 and 2011, respectively, and $(6) and $(37) for the nine months ended September 30, 2012 and 2011, respectively.

(b)

Net of tax benefit (provision) of $(1,529) and $167 for the three months ended September 30, 2012 and 2011, respectively, and $(1,581) and $17 for the nine months ended September 30, 2012 and 2011, respectively.

(c)

Net of tax benefit (provision) of $(413) and $16 for the three months ended September 30, 2012 and 2011, respectively, and $(705) and $(473) for the nine months ended September 30, 2012 and 2011, respectively.

See notes to consolidated financial statements.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

(dollars in thousands, except per share data)

(Unaudited)

	Common Stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Treasury shares, at cost		Total share- holders’ equity	Non-controlling interest	Total Equity
	Shares	Amount				Shares	Amount
Balance at January 1, 2011	30,235,164	$3,024	$165,658	$644,208	$4,797	(685,315)	$(21,283)	$796,404	$6,327	$802,731
Shares issued under stock-based plans			(2,904)			94,982	3,009	105		105
Stock-based compensation expense			3,936					3,936		3,936
Income tax benefit from stock-based compensation			503					503		503
Net income attributable to Cash America International, Inc.				98,136				98,136		98,136
Dividends paid				(3,088)				(3,088)		(3,088)
Unrealized derivatives gain, net of tax					70			70		70
Foreign currency translation loss, net of tax					(8,098)			(8,098)	(475)	(8,573)
Marketable securities unrealized gain, net of tax					879			879		879
Purchases of treasury shares						(392,402)	(17,478)	(17,478)		(17,478)
Loss attributable to the noncontrolling interest								—	(575)	(575)
Balance at September 30, 2011	30,235,164	$3,024	$167,193	$739,256	$(2,352)	(982,735)	$(35,752)	$871,369	$5,277	$876,646

Balance at January 1, 2012	30,235,164	$3,024	$167,683	$776,060	$(6,896)	(1,011,356)	$(37,419)	$902,452	$5,138	$907,590
Shares issued under stock-based plans			(8,208)			250,470	9,459	1,251		1,251
Stock-based compensation expense			3,982					3,982		3,982
Income tax benefit from stock-based compensation			2,082					2,082		2,082
Net income attributable to Cash America International, Inc.				82,990				82,990		82,990
Dividends paid				(3,078)				(3,078)		(3,078)
Unrealized derivatives gain, net of tax					12			12		12
Foreign currency translation gain, net of tax					9,939			9,939	99	10,038
Marketable securities unrealized gain, net of tax					1,311			1,311		1,311
Purchases of treasury shares						(453,760)	(18,215)	(18,215)		(18,215)
Loss attributable to the noncontrolling interest								—	(5,317)	(5,317)
Purchase of noncontrolling interest			(7,665)					(7,665)	(719)	(8,384)
Balance at September 30, 2012	30,235,164	$3,024	$157,874	$855,972	$4,366	(1,214,646)	$(46,175)	$975,061	$(799)	$974,262

See notes to consolidated financial statements.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2012	2011
Cash Flows from Operating Activities
Net Income	$77,673	$97,561
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	56,882	39,600
Amortization of debt discount and issuance costs	2,835	2,652
Consumer loan loss provision	219,079	145,205
Stock-based compensation	3,982	3,936
Deferred income taxes, net	5,614	30,186
Excess income tax benefit from stock-based compensation	(2,082)	(503)
Other	3,985	2,790
Changes in operating assets and liabilities, net of assets acquired:
Merchandise other than forfeited	8,216	(15,174)
Pawn loan fees and service charges receivable	979	(4,156)
Finance and service charges on consumer loans	(2,989)	(4,797)
Prepaid expenses and other assets	(681)	(6,023)
Accounts payable and accrued expenses	(6,680)	(1,923)
Current income taxes	(10,964)	9,642
Other operating assets and liabilities	1,997	1,609
Net cash provided by operating activities	357,846	300,605
Cash Flows from Investing Activities
Pawn loans made	(573,465)	(582,938)
Pawn loans repaid	323,891	317,599
Principal recovered through dispositions of forfeited pawn loans	244,686	217,399
Consumer loans made or purchased	(1,375,293)	(1,149,153)
Consumer loans repaid	1,124,728	957,696
Acquisitions, net of cash acquired	(56,919)	—
Purchases of property and equipment	(58,566)	(51,795)
Investment in equity securities	—	(5,000)
Other investing activities	(784)	(450)
Net cash used in investing activities	(371,722)	(296,642)
Cash Flows from Financing Activities
Net borrowings under bank lines of credit	7,427	8,975
Issuance of long-term debt	52,000	50,000
Net proceeds from re-issuance of treasury shares	1,251	105
Loan costs paid	(425)	(2,584)
Payments on notes payable	(9,585)	(25,840)
Excess income tax benefit from stock-based compensation	2,082	503
Treasury shares purchased	(17,832)	(17,478)
Dividends paid	(3,078)	(3,088)
Purchase of noncontrolling interest	(5,625)	—
Net cash used in financing activities	26,215	10,593
Effect of exchange rates on cash	3,782	1,484
Net increase in cash and cash equivalents	16,121	16,040
Cash and cash equivalents at beginning of year	62,542	38,324
Cash and cash equivalents at end of period	$78,663	$54,364
Supplemental Disclosures
Non-cash investing and financing activities
Pawn loans forfeited and transferred to merchandise held for disposition	$257,278	$237,782
Pawn loans renewed	$206,412	$138,805
Consumer loans renewed	$471,415	$405,010

See notes to consolidated financial statements.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include all of the accounts of Cash America International, Inc. and its subsidiaries (the “Company”). All significant intercompany accounts and transactions have been eliminated in consolidation.

The financial statements as of September 30, 2012 and 2011 and for the three- and nine-month periods then ended are unaudited but, in management’s opinion, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for such interim periods. The year-end consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles in the United States of America (“GAAP”). Operating results for the three- and nine-month periods are not necessarily indicative of the results that may be expected for the full fiscal year.

In the first quarter of 2012, the Company changed its accounting policy with respect to its foreign pawn operations to reflect pledged collateral underlying nonperforming pawn loans as “Merchandise held for disposition, net,” the proceeds received from the disposition of this collateral as “Proceeds from disposition of merchandise” and the cost basis for this collateral as “Cost of disposed merchandise” in its consolidated financial statements. The Company believes this change, from one generally accepted accounting principle to another generally accepted accounting principle, is preferable because it enhances comparability of its financial statements by reporting financial results associated with its foreign pawn operations in the same manner as the financial results associated with its domestic pawn operations. The Company did not change its accounting policy with respect to its domestic pawn operations, and the change in the Company’s accounting policy with respect to its foreign pawn operations had no impact on the Company’s consolidated Net Revenue or Net Income previously reported. The change has been applied retrospectively. The following tables summarize the impact of the accounting change in the Company’s consolidated financial statements as of and for the three and nine months ended September 30, 2011 and as of December 31, 2011 (dollars in thousands):

For the Three Months Ended September 30, 2011	As previously reported	As adjusted
Consolidated Statements of Income
Pawn loan fees and service charges	$77,053	$74,399
Proceeds from disposition of merchandise	144,821	157,886
Total revenue	387,893	398,304
Disposed merchandise	91,863	102,274
Total cost of revenue	152,439	162,850
Net revenue	235,454	235,454

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

As of and for the Nine Months Ended September 30, 2011	As previously reported	As adjusted
Consolidated Balance Sheet
Merchandise held for disposition, net	$156,806	$166,365
Prepaid expenses and other assets	41,654	32,095
Consolidated Statements of Income
Pawn loan fees and service charges	$212,290	$206,134
Proceeds from disposition of merchandise	435,775	473,688
Total revenue	1,077,350	1,109,107
Disposed merchandise	270,715	302,472
Total cost of revenue	415,920	447,677
Net revenue	661,430	661,430
Consolidated Statement of Cash Flows
Merchandise other than forfeited	$(14,514)	$(15,174)
Prepaid expenses and other assets	(10,032)	(6,023)
Net cash provided by operating activities	297,256	300,605
Pawn loans repaid	350,683	317,599
Principal recovered through dispositions of forfeited pawn loans	186,657	217,399
Net cash used in investing activities	(294,300)	(296,642)
Consolidated Statement of Cash Flows—Supplemental Disclosures
Pawn loans forfeited and transferred to merchandise held for disposition	$207,887	$237,782

As of December 31, 2011	As previously reported	As adjusted
Consolidated Balance Sheet
Merchandise held for disposition, net	$151,274	$161,884
Prepaid expenses and other assets	41,911	31,301

The Company’s Mexico-based pawn operations operate under the name “Prenda Fácil” (referred to as “Prenda Fácil”) and are owned by Creazione Estilo, S.A. de C.V., a Mexican sociedad anónima de capital variable (“Creazione”).

Prior to 2012, the Company had a contractual relationship with a third party entity, Huminal, S.A. de C.V., a Mexican sociedad anónima de capital variable (“Huminal”), to compensate and maintain the labor force of its Mexico pawn operations. On January 1, 2012, the labor force of the Mexico pawn operations was transferred from Huminal to a wholly-owned subsidiary of Creazione. However, Prenda Fácil qualifies as the primary beneficiary of Huminal in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810, Consolidation (“ASC 810”). Therefore, the results and balances of Huminal are consolidated and allocated to net income attributable to noncontrolling interests.

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

Merchandise Held for Disposition

Merchandise held for disposition consists primarily of forfeited collateral from pawn loans not repaid and merchandise that is purchased directly from customers or from third parties. The carrying value of the forfeited collateral and other merchandise held for disposition is stated at the lower of cost (which is the cost basis in the loan or the amount paid for purchased merchandise) or fair value. With respect to the Company’s foreign pawn operations, collateral underlying unredeemed pawn loans is not owned by the Company; however, the Company assumes the risk of loss on such collateral and is solely responsible for its care and disposition. Accordingly, the Company classifies these domestic and foreign assets as “Merchandise held for disposition, net” in the consolidated balance sheets. The Company provides an allowance for returns and an allowance for valuation based on management’s evaluation of the current trends in performance, characteristics of the merchandise and historical shrinkage rates. Because pawn loans are made without recourse to the borrower, the Company does not investigate or rely upon the borrower’s creditworthiness, but instead bases its lending decision on an evaluation of the pledged personal property. The amount the Company is willing to finance is typically based on a percentage of the pledged personal property’s estimated disposition value. The Company uses numerous sources in determining an item’s estimated disposition value, including the Company’s automated product valuation system as well as catalogs, “blue books,” newspapers, internet research and previous disposition experience. The Company performs a physical count of its merchandise in each location on multiple occasions on a cyclical basis and reviews the composition of inventory by category and age in order to assess the adequacy of the allowance.

Recently Adopted Accounting Pronouncements

In July 2012, the FASB issued Accounting Standards Update (“ASU”) 2012-02, Intangibles–Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment (“ASU 2012-02”). ASU 2012-02 provides companies with the option to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not (a likelihood of more than 50 percent) that the indefinite-lived intangible asset is impaired. If the company concludes that it is more likely than not that the asset is impaired, it is required to determine the fair value of the intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying value in accordance with Topic 350. If the company concludes otherwise, no further quantitative assessment is required. ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, although early adoption is permitted. The Company intends to adopt

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

ASU 2012-02 beginning with its annual indefinite-lived intangible asset impairment test during the second quarter of 2013. The Company does not expect the adoption to have a material effect on its financial position or results of operations.

In September 2011, the FASB issued ASU No. 2011-08, Testing Goodwill for Impairment (“ASU 2011-08”). This update is intended to simplify goodwill impairment testing by adding an optional qualitative review step to assess whether the required quantitative impairment analysis that exists under GAAP is necessary. Under ASU 2011-08, a company will not be required to calculate the fair value of a reporting unit that contains recorded goodwill unless it concludes, based on the qualitative assessment, that it is more likely than not (a likelihood of more than 50 percent) that the fair value of that reporting unit is less than its book value. If such a decline in fair value is deemed more likely than not to have occurred, then the quantitative goodwill impairment test that exists under current GAAP must be completed. If not, goodwill is deemed not impaired and no further testing is required until the next annual test date, unless conditions or events before that date raise concerns of potential impairment. The amended goodwill impairment guidance does not affect the manner in which a company estimates fair value. The Company adopted ASU 2011-08 on January 1, 2012 and exercised its option to bypass the qualitative assessment and utilized only a quantitative assessment in its annual goodwill assessment, which was completed in June 2012, and the additional goodwill assessment completed in September 2012. See Note 13 for a discussion of the additional goodwill impairment assessment. The adoption of ASU 2011-08 did not have a material effect on the Company’s financial position or results of operations.

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

Acquisition of 25 Pawn Lending Locations

Pursuant to the Company’s business strategy of expanding storefront operations in the United States, the Company and three of its wholly-owned subsidiaries, Cash America, Inc. of Tennessee, Cash America, Inc. of North Carolina and Cash America, Inc. of Kentucky, entered into an agreement to acquire substantially all of the assets of a chain of 25 pawn lending locations located in Kentucky, North Carolina, and Tennessee on September 27, 2012. The Company has assumed the economic benefits of all of these pawnshops by operating them under

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

a management arrangement that commenced on September 27, 2012. The aggregate cash consideration for this transaction, which was funded with borrowings under the Company’s line of credit, was approximately $55.1 million, of which $52.0 million was paid during the three months ended September 30, 2012. The Company incurred an immaterial amount of acquisition costs related to the acquisition. The final closing for each location will occur following receipt of all applicable licensing and regulatory approvals. The goodwill of $31.5 million arising from the acquisition consists largely of the synergies and economies of scale expected from combining the operations of the Company and these pawn lending locations. The activities and goodwill related to this acquisition are included in the results of the Company’s retail services segment, which is further described in Note 11.

The allocation of the purchase price for this acquisition is as follows (dollars in thousands):

Pawn loans	$7,057
Merchandise acquired	7,534
Pawn loan fees and service charges receivable	1,506
Property and equipment	631
Goodwill	31,521
Intangible assets	8,000
Other liabilities	(1,158)

Total consideration paid for acquisition, net of cash acquired	$55,091
Cash consideration payable	(3,091)

Total cash paid for acquisition, net of cash acquired	$52,000

Pawn Partners Acquisition

Pursuant to the Company’s business strategy of expanding storefront operations in the United States, the Company’s wholly-owned subsidiary, Cash America, Inc. of Nevada, entered into an agreement to acquire substantially all of the assets of a chain of seven pawn lending locations located in Tucson, Flagstaff and Yuma, Arizona on November 22, 2011 (the “Pawn Partners acquisition”), the final closing for which was to occur following receipt of all applicable licensing and regulatory approvals. The Company assumed the economic benefits of these pawnshops by operating them under a management arrangement that commenced on November 30, 2011. The Company obtained all regulatory licenses in the first quarter of 2012 and terminated the management arrangement. Prior to the acquisition, these locations were operated as franchised Cash America locations under the name “SuperPawn.” As of September 30, 2012, the Company has paid aggregate consideration of $53.6 million, of which $49.3 million was paid during 2011, with the remaining $4.3 million paid during the nine-month period ended September 30, 2012, which was related to the receipt of the regulatory licenses described above. The Company incurred acquisition costs of $0.1 million related to the acquisition. The goodwill of $26.7 million arising from the acquisition consists largely of the synergies and economies of scale expected from combining the operations of the Company and these pawn lending locations. The activities and goodwill related to the Pawn Partners acquisition are included in the results of the Company’s retail services segment, which is further described in Note 11.

3.	Reorganization of Mexico-based Pawn Operations and Purchase of Noncontrolling Interest

During the third quarter of 2012, the Company’s Board of Directors approved a plan to significantly modify the business plan and strategy of the Company’s Mexico-based pawn operations, which comprise the foreign component of its retail services segment. The Company will reorganize these operations to include only full-service pawn locations that offer pawn loans based on the pledge of general merchandise and jewelry collateral and will discontinue the operations of 147 of its Mexico-based pawn locations that primarily just offer pawn loans based on the pledge of jewelry-based collateral (“the Mexico Reorganization”). The Mexico Reorganization is expected to be substantially completed before the end of 2012. Following the reorganization, the Company expects to be operating 47 full-service pawn locations in Mexico, located primarily in Mexico City and surrounding areas. The Mexico Reorganization reflects management’s decision to modify its strategy in Mexico in order to meet its overall return expectations and improve profitability in its Mexico-based pawn operations.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

In connection with the Mexico Reorganization, the Company incurred charges for employee termination costs, lease termination costs, asset impairments, the recognition of a deferred tax asset valuation allowance and uncollectible receivables. The Company recognized $21.9 million of charges related to the Mexico Reorganization during the third quarter of 2012. The Company expects to incur an additional $6.0 million to $10.0 million in charges in the fourth quarter of 2012, consisting of employee termination costs, lease termination costs and other costs related to the remaining reorganization activities.

The following table summarizes the charges recognized for the three and nine months ended September 30, 2012 related to the Mexico Reorganization (dollars in thousands):

Type of expense	Description	Amount
Operations and administrative expense	Employee termination costs	$835
Operations and administrative expense	Lease termination costs	975
Operations and administrative expense	Impairment of other assets	1,211
Depreciation and amortization	Impairment of property and equipment	5,995
Depreciation and amortization	Impairment of intangible assets	5,086
Provision for income taxes	Deferred tax asset valuation allowance	7,161
Revenue	Uncollectible receivables	645

Total charges related to the Mexico Reorganization		$21,908

The following table summarizes the balance of accrued exit costs related to the Mexico Reorganization and the changes in the accrued expenses as of and for the three months ended September 30, 2012 (dollars in thousands):

	For the three months ended September 30, 2012
	Charges	Cash Payments	Foreign currency changes	Accrued balance as of September 30, 2012
Employee termination costs	$835	$(123)	$(6)	$706
Lease termination costs	975	(12)	(9)	954

Total	$1,810	$(135)	$(15)	$1,660

The following table summarizes the balance of accrued exit costs related to the Mexico Reorganization and the changes in the accrued expenses as of and for the nine months ended September 30, 2012 (dollars in thousands):

	For the nine months ended September 30, 2012
	Charges	Cash Payments	Foreign currency changes	Accrued balance as of September 30, 2012
Employee termination costs	$835	$(123)	$(6)	$706
Lease termination costs	975	(12)	(9)	954

Total	$1,810	$(135)	$(15)	$1,660

The accrued reorganization charges are included in “Accounts payable and accrued liabilities” in the Company’s consolidated balance sheets and in “Operations and administration” in the consolidated statements of income.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

Prior to September 26, 2012, the Company owned 80% of the outstanding stock of Creazione. On September 26, 2012, the Company acquired all outstanding shares of Creazione that were held by minority shareholders (approximately 20% of the outstanding shares), and, as a result, Creazione became a wholly-owned subsidiary of the Company as of that date. The Company paid approximately $5.6 million in cash and released the minority shareholders from certain contingent obligations estimated at approximately $2.8 million. The Company accounted for this transaction as an acquisition of the remaining interest of a majority-owned subsidiary. The purchase resulted in a reduction to additional paid in capital of $7.7 million, representing the excess of the cash amount paid and the released contingent obligations (totaling $8.4 million) less the carrying amount of the noncontrolling interest of $0.7 million. Following this transaction, the Company’s noncontrolling interest consists of Huminal. See Note 1.

4.	Credit Quality Information on Pawn Loans

The Company manages its pawn loan portfolio by monitoring the type and adequacy of collateral compared to historical gross profit margins. If a pawn loan defaults, the Company must rely on the disposition of pawned property to recover the principal amount of an unpaid pawn loan, plus a yield on the investment, because pawn loans are non-recourse against the customer. As a result, the customer’s creditworthiness is not a significant factor in the loan decision, and a decision to redeem pawned property does not affect the customer’s personal credit status with other third-party creditors. In addition, the customer’s creditworthiness does not affect the Company’s financial position or results of operations. Generally, forfeited merchandise has historically sold for an amount in excess of the cost of goods sold (which is the lower of cost, or the cost basis in the loan or amount paid for purchased merchandise, or fair value). Goods pledged to secure pawn loans are tangible personal property items such as jewelry, tools, televisions and other electronics, musical instruments and other miscellaneous items. A pawn loan is considered nonperforming if the customer does not repay or, where allowed by law, renew or extend the loan on or prior to its contractual maturity date plus any applicable grace period. Pawn loan fees and service charges do not accrue on nonperforming loans. When a pawn loan is considered nonperforming, any accrued pawn loan fees and service charges are reversed and no additional pawn loan fees and service charges are accrued. As of September 30, 2012 and 2011 and December 31, 2011, the Company had performing pawn loans outstanding of $246.0 million, $238.4 million and $248.4 million, respectively, and nonperforming pawn loans outstanding of $8.1 million, $6.0 million and $5.1 million, respectively.

5.	Consumer Loans, Credit Quality Information and Allowances and Liabilities for Estimated Losses on Consumer Loans

The Company’s consumer loan portfolio consists of consumer loans the Company originates, guarantees or purchases and includes: short-term loans, which include single payment loans and certain two-payment loans in the United Kingdom (commonly referred to as payday loans) as well as line of credit accounts, and longer-term multi-payment installment loans. Consumer loans provide customers with cash, typically in exchange for a promissory note or other repayment agreement supported, in most cases, by the customer’s personal check or authorization to debit the customer’s bank account via an electronic transaction for the aggregate amount of the payment due. These transactions result in a receivable or a loan, owed to the Company or a third-party lender that the Company guarantees.

Through the Company’s credit services organization programs (the “CSO programs”), the Company provides services related to a third-party lender’s consumer loan products in some markets by acting as a credit services organization or credit access business on behalf of consumers in accordance with applicable state laws. Services offered under the CSO programs include credit related services such as arranging loans with independent third-party lenders and assisting in the preparation of loan applications and loan documents. Under the CSO programs, the Company also guarantees consumer loan payment obligations to the third-party lender in the event that the consumer defaults on the loan. A customer who obtains a loan through the CSO programs pays the Company a fee for these credit services, which are recorded as “Consumer loan fees” in the consolidated statement of income.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

Although consumer loan transactions may take the form of loans or a line of credit, deferred check deposit transactions or transactions through the Company’s CSO programs, the transactions are referred to throughout this discussion as “consumer loans.” Consumer loan fee revenue generated from the Company’s consumer loans, CSO programs and related activities for the three and nine months ended September 30, 2012 and 2011 was as follows (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Interest and fees on short-term loans	$165,934	$146,825	$466,437	$383,656
Interest and fees on installment loans	39,160	16,156	92,219	34,866
Total consumer loan fees	$205,094	$162,981	$558,656	$418,522

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

In determining the allowance or liability for estimated losses on consumer loans, the Company applies a documented systematic methodology. Outstanding loans are divided into discrete groups of short-term loans and installment loans and are analyzed as performing or nonperforming. Single payment and certain two payment loans in the United Kingdom are considered nonperforming as of the payment due date when payment of an amount due has not been made as of that date. Installment loans and line of credit accounts are considered nonperforming if the customer does not make two consecutive payments. The Company allows for normal payment processing time for each of these loans before considering them nonperforming.

Where permitted by law, a customer may choose to renew a loan contract or extend the due date on a short-term loan (excluding a line of credit account) before it is considered nonperforming by agreeing to pay the current finance charge for the right to make a later payment of the outstanding principal balance plus an additional finance charge. The Company began offering extensions on certain of its short-term loans in August 2012, and all references to renewals include both renewals and extensions made by customers to their existing short-term loans. In some instances in the United Kingdom, customers agree to repay a new short-term loan in two payments, and in these cases the Company considers the obligation to make the first payment a new single-payment loan and the obligation to make the second payment a renewal of that loan because the customer pays the finance charge due at the time of each payment, similar to a loan that has been renewed. If a short-term loan is renewed but the customer fails to pay that loan’s current finance charge as of its due date (after allowing for normal payment processing time), the unpaid finance charge is reclassified as nonperforming.

The Company does not provide for any grace period when determining the performance status of a consumer loan (other than allowing for normal payment processing time). Nonperforming loans may not be renewed, and if, during its attempt to collect on a nonperforming loan, the Company allows additional time for payment through a payment plan or a promise to pay, it is still considered nonperforming. Nonperforming loans are analyzed by stage of collection. Actual loss experience based on historical loss rates for each discrete group is calculated and adjusted for recent default trends. The required allowance is calculated by applying the resulting adjusted loss rates to each discrete loan group and aggregating the results. Increases in either the allowance or the liability, net of charge-offs and recoveries, are recorded as a “Consumer loan loss provision” in the consolidated statements of income. The Company fully reserves and generally charges off all consumer loans once they have been classified as nonperforming for 60 consecutive days. If a loan is deemed uncollectible before it is fully reserved, it is charged off at that point. All loans included in nonperforming loans have an age of one to 59 days from the date they became nonperforming loans, as defined above. Recoveries on loans previously charged to the allowance are credited to the allowance when collected.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

The allowance for losses on consumer loans was $79.2 million, $47.3 million and $63.1 million at September 30, 2012 and 2011 and December 31, 2011, respectively. In connection with its CSO programs, the Company guarantees consumer loan payment obligations to unrelated third-party lenders and is required to purchase the loan should a consumer not make payments as required by the contract. The guarantee represents an obligation to purchase specific loans that go into default, which generally have terms of less than 90 days. At September 30, 2012 and 2011 and December 31, 2011, the amount of consumer loans guaranteed by the Company was $55.3 million, $51.2 million and $59.4 million, respectively, representing amounts due under consumer loans originated by third-party lenders under the CSO programs. The estimated fair value of the liability for estimated losses on consumer loans guaranteed by the Company of $3.4 million, $2.5 million and $3.1 million at September 30, 2012 and 2011 and December 31, 2011, respectively, is included in “Accounts payable and accrued expenses” in the accompanying consolidated balance sheets.

The components of Company-owned consumer loan portfolio receivables at September 30, 2012 and 2011 and December 31, 2011 were as follows (dollars in thousands):

	As of September 30, 2012
	Short-term Loans	Installment Loans	Total
Performing loans	$163,758	$98,262	$262,020
Nonperforming loans	57,317	16,734	74,051
Total consumer loans, gross	221,075	114,996	336,071
Less: Allowance for losses	(52,015)	(27,231)	(79,246)
Consumer loans, net	$169,060	$87,765	$256,825

	As of September 30, 2011
	Short-term Loans	Installment Loans	Total
Performing loans	$137,439	$44,534	$181,973
Nonperforming loans	50,268	6,736	57,004
Total consumer loans, gross	187,707	51,270	238,977
Less: Allowance for losses	(38,969)	(8,366)	(47,335)
Consumer loans, net	$148,738	$42,904	$191,642

	As of December 31, 2011
	Short-term Loans	Installment Loans	Total
Performing loans	$157,056	$59,146	$216,202
Nonperforming loans	59,148	10,500	69,648
Total consumer loans, gross	216,204	69,646	285,850
Less: Allowance for losses	(50,129)	(12,943)	(63,072)
Consumer loans, net	$166,075	$56,703	$222,778

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

Changes in the allowance for losses for the Company-owned loans and the liability for estimated losses on the Company’s guarantees of third-party lender-owned loans during the three and nine months ended September 30, 2012 and 2011 were as follows (dollars in thousands):

	Three Months Ended September 30, 2012
	Short-term Loans	Installment Loans	MLOC(a)	Total
Allowance for losses for Company-owned consumer loans:
Balance at beginning of period	$50,652	$19,919	$-	$70,571
Consumer loan loss provision	60,502	23,155	-	83,657
Charge-offs	(72,098)	(17,635)	-	(89,733)
Recoveries	12,959	1,792	-	14,751

Balance at end of period	$52,015	$27,231	$-	$79,246

Liability for third-party lender-owned consumer loans:

Balance at beginning of period	$2,417	$378	$-	$2,795
Increase in liability	618	24	-	642

Balance at end of period	$3,035	$402	$-	$3,437

	Three Months Ended September 30, 2011
	Short-term Loans	Installment Loans	MLOC(a)	Total
Allowance for losses for Company-owned consumer loans:

Balance at beginning of period	$31,196	$6,015	$-	$37,211
Consumer loan loss provision	50,330	9,896	-	60,226
Charge-offs	(50,254)	(7,944)	-	(58,198)
Recoveries	7,697	399	-	8,096

Balance at end of period	$38,969	$8,366	$-	$47,335
Liability for third-party lender-owned consumer loans:

Balance at beginning of period	$1,852	$285	$-	$2,137
Increase in liability	262	88	-	350

Balance at end of period	$2,114	$373	$-	$2,487

	Nine Months Ended September 30, 2012
	Short-term Loans	Installment Loans	MLOC(a)	Total
Allowance for losses for Company-owned consumer loans:

Balance at beginning of period	$50,129	$12,943	$-	$63,072
Consumer loan loss provision	164,415	54,289	-	218,704
Charge-offs	(194,667)	(44,178)	-	(238,845)
Recoveries	32,138	4,177	-	36,315

Balance at end of period	$52,015	$27,231	$-	$79,246

Liability for third-party lender-owned consumer loans:

Balance at beginning of period	$2,617	$445	$-	$3,062
Increase (decrease) in liability	418	(43)	-	375

Balance at end of period	$3,035	$402	$-	$3,437

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

	Nine Months Ended September 30, 2011
	Short-term Loans	Installment Loans	MLOC(a)	Total
Allowance for losses for Company-owned consumer loans:

Balance at beginning of period	$34,455	$2,988	$1,510	$38,953
Consumer loan loss provision	124,490	21,757	(691)	145,556
Charge-offs	(142,055)	(17,200)	(1,571)	(160,826)
Recoveries	22,079	821	752	23,652

Balance at end of period	$38,969	$8,366	$—	$47,335
Liability for third-party lender-owned consumer loans:

Balance at beginning of period	$2,610	$228	$—	$2,838
(Decrease) increase in liability	(496)	145	—	(351)

Balance at end of period	$2,114	$373	$—	$2,487

(a) Represents micro line of credit (“MLOC”) receivables, which are participation interests in receivables acquired from a third-party lender. The Company stopped providing MLOC services on behalf of a third-party lender in October 2010 when the lender discontinued offering MLOC advances.

6.	Merchandise Held for Disposition

Merchandise held for disposition consists primarily of forfeited collateral from pawn loans not repaid and merchandise that is purchased directly from customers or from third parties. The carrying value of the forfeited collateral and other merchandise held for disposition is stated at the lower of cost (which is the cost basis in the loan or the amount paid for purchased merchandise) or fair value. With respect to the Company’s foreign pawn operations, collateral underlying unredeemed pawn loans is not owned by the Company; however, the Company assumes the risk of loss on such collateral and is solely responsible for its care and disposition. Accordingly, the Company classifies these domestic and foreign assets as “Merchandise held for disposition, net” in the consolidated balance sheets.

As of September 30, 2012 and 2011 and December 31, 2011, the Company had merchandise held for disposition, net, of $160.1 million, $156.8 million and $151.3 million, respectively, associated with its domestic retail services operations and $11.2 million, $9.6 million and $10.6 million, respectively, associated with its foreign retail services operations.

7.	Goodwill and Other Intangible Assets

Goodwill

Changes in the carrying value of goodwill for the nine months ended September 30, 2012 and 2011 were as follows (dollars in thousands):

	Retail Services	E-Commerce	Consolidated
Balance as of January 1, 2012	$352,439	$210,282	$562,721
Acquisitions and purchase price adjustments	31,719	90	31,809
Effect of foreign currency translation	4,807	—	4,807
Balance as of September 30, 2012	$388,965	$210,372	$599,337

Balance as of January 1, 2011	$333,042	$210,282	$543,324
Effect of foreign currency translation	(5,155)	—	(5,155)
Balance as of September 30, 2011	$327,887	$210,282	$538,169

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

Acquired Intangible Assets

Acquired intangible assets that are subject to amortization as of September 30, 2012 and 2011 and as of December 31, 2011, were as follows (dollars in thousands):

	As of September 30,						As of December 31,
	2012			2011			2011
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Non-competition agreements	$22,434	$(17,609)	$4,825	$18,828	$(13,006)	$5,822	$21,364	$(13,537)	$7,827
Customer relationships	34,133	(19,445)	14,688	19,804	(16,616)	3,188	26,607	(17,297)	9,310
Lead provider relationships	2,489	(2,489)	-	2,489	(2,489)	-	2,489	(2,489)	-
Trademarks	354	(237)	117	211	(198)	13	211	(199)	12
Other	586	(340)	246	496	(288)	208	576	(300)	276
Total	$59,996	$(40,120)	$19,876	$41,828	$(32,597)	$9,231	$51,247	$(33,822)	$17,425

Non-competition agreements are amortized over the applicable terms of the contract. Customer and lead provider relationships are generally amortized on a straight-line basis over three to ten years, based on the period over which economic benefits are provided. Trademarks are amortized generally over three years on a straight-line basis.

Indefinite Lived Intangible Assets

As of September 30, 2012 and 2011 and as of December 31, 2011, licenses of $9.7 million obtained in conjunction with acquisitions were not amortized. As of September 30, 2012 and 2011 and as of December 31, 2011, trademarks of $5.3 million, $7.8 million and $7.7 million, respectively, obtained in conjunction with acquisitions were not amortized. Costs to renew licenses with indefinite lives are recorded in “Operations and administration expenses” in the consolidated statements of income.

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

The following table sets forth the reconciliation of numerators and denominators for the basic and diluted earnings per share computation for the three and nine months ended September 30, 2012 and 2011 (dollars and shares in thousands, except per share amounts):

		Three Months Ended September 30,		Nine Months Ended September 30,
		2012	2011	2012	2011
	Numerator:
	Net income attributable to Cash America International, Inc.	$11,703	$34,777	$82,990	$98,136

	Denominator:
	Total weighted average basic shares(a)	29,536	29,535	29,599	29,626
	Shares applicable to stock-based compensation(b)	164	278	188	240
	Convertible debt(c)	1,675	2,435	1,856	2,103

	Total weighted average diluted shares(d)	31,375	32,248	31,643	31,969

	Net income – basic	$0.40	$1.18	$2.80	$3.31

	Net income – diluted	$0.37	$1.08	$2.62	$3.07

(a)	Includes vested restricted stock units of 291 and 237, as well as 31 and 32 shares held in the Company’s nonqualified deferred compensation plan for the three months ended September 30, 2012 and 2011, respectively, and vested restricted stock units of 285 and 229, as well as 31 and 32 shares held in the Company’s nonqualified deferred compensation plan for the nine months ended September 30, 2012 and 2011, respectively.
(b)	Includes shares related to outstanding option awards that are exercisable and shares related to unvested or deferred restricted stock unit awards. For the nine months ended September 30, 2011, there is an immaterial amount of unvested or deferred restricted stock units that are excluded from shares applicable to stock-based compensation because its impact would be anti-dilutive.
(c)	The shares issuable with respect to the Company’s 2009 Convertible Notes due 2029 (the “2009 Convertible Notes”) have been calculated using the treasury stock method. The Company intends to settle the principal portion of the convertible debt in cash; therefore, only the shares related to the conversion spread have been included in weighted average diluted shares.
(d)	Except as described in footnote (b), there are no anti-dilutive shares for the three and nine months ended September 30, 2012 and 2011.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

9.	Long-Term Debt

The Company’s long-term debt instruments and balances outstanding at September 30, 2012 and 2011 and December 31, 2011 were as follows (dollars in thousands):

	Balance at
	September 30,		December 31,
	2012	2011	2011
Domestic and multi-currency line of credit up to $380,000 ($100,000 due 2013, $280,000 due 2015)	$288,266	$224,000	$280,839
6.00% Series A senior unsecured notes due 2019	47,000	-	-
6.58% Series B senior unsecured notes due 2022	5,000	-	-
6.21% senior unsecured notes due 2021	22,727	25,000	22,727
6.09% senior unsecured notes due 2016	35,000	35,000	35,000
6.12% senior unsecured notes due 2012	13,333	26,667	16,667
7.26% senior unsecured notes due 2017	25,000	25,000	25,000
Variable rate senior unsecured note due 2015	43,750	50,000	50,000
5.25% convertible senior unsecured notes due 2029	109,387	106,313	107,058
Total debt	$589,463	$491,980	$537,291
Less current portion	44,205	21,856	34,273
Total long-term debt	$545,258	$470,124	$503,018

Domestic and Multi-Currency Line

On March 30, 2011, the Company entered into a new credit agreement for up to $330.0 million of credit with a group of commercial banks (the “Original Credit Agreement”). On November 29, 2011, the Company amended the Original Credit Agreement to increase the amount available by $100.0 million to $430.0 million (the “Credit Agreement”). The Credit Agreement consists of a $380.0 million line of credit, which includes the ability to borrow up to $50.0 million in specified foreign currencies or U.S. dollars (the “Domestic and Multi-currency Line”) and a $50.0 million term loan facility (the “2015 Variable Rate Notes”). The Domestic and Multi-currency Line will decrease by $100.0 million to $280.0 million on the earlier of May 29, 2013 or the second business day following the closing of an initial public offering of common stock of Enova International, Inc., a wholly-owned subsidiary of the Company (“Enova”), that results in Enova no longer being considered a majority-owned subsidiary of the Company. Interest on the Domestic and Multi-currency Line is charged, at the Company’s option, at either the London Interbank Offered Rate (“LIBOR”) plus a margin varying from 2.00% to 3.25% or at the agent’s base rate plus a margin varying from 0.50% to 1.75%. Interest on the 2015 Variable Rate Notes is charged, at the Company’s option, at either LIBOR plus a margin of 3.50% or at the agent’s base rate plus a margin of 2.00%. The margin for the Domestic and Multi-currency Line is dependent on the Company’s cash flow leverage ratios as defined in the Credit Agreement. The Company also pays a fee on the unused portion of the Domestic and Multi-currency Line ranging from 0.25% to 0.50% (0.38% at September 30, 2012) based on the Company’s cash flow leverage ratios. The weighted average interest rate (including margin) on the Domestic and Multi-currency Line was 2.75%, 2.75% and 3.08% at September 30, 2012 and 2011 and December 31, 2011, respectively. The weighted average interest rate (including margin) on the 2015 Variable Rate Notes was 3.75%, 3.75% and 3.81% at September 30, 2012 and 2011 and December 31, 2011, respectively. The Domestic and Multi-currency Line matures on March 31, 2015. Beginning March 31, 2012, the 2015 Variable Rate Notes became payable in equal quarterly principal installments of $2.1 million with any outstanding principal remaining due at maturity on March 31, 2015.

At September 30, 2012, borrowings under the Company’s Domestic and Multi-currency Line consisted of three pricing tranches with maturity dates ranging from two to 31 days, and at September 30, 2011, borrowings under the Company’s Domestic and Multi-currency Line consisted of multiple pricing tranches with maturity dates ranging

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

from four to 31 days. However, the Company routinely refinances borrowings pursuant to the terms of its Domestic and Multi-currency Line. Therefore, these borrowings are reported as part of the applicable line of credit and as long-term debt.

Series A and Series B Notes

On August 28, 2012, the Company issued and sold a total of $52.0 million in long-term notes in two series, including $47.0 million aggregate principal amount of its 6.00% Series A Senior Notes due August 28, 2019 (the “Series A Notes”) and $5.0 million aggregate principal amount of its 6.58% Series B Senior Notes due August 28, 2022 (the “Series B Notes,” and together with the Series A Notes, the “Notes”). The Notes were sold in a private placement pursuant to a Note Purchase Agreement dated August 28, 2012 by and among the Company and certain purchasers listed therein. The Notes are senior unsecured obligations of the Company. The Series A Notes are payable in five annual installments of $9.4 million beginning August 28, 2015, and the Series B Notes are payable in seven annual installments of approximately $0.7 million beginning August 28, 2016. In addition, the Company may, at its option, prepay all or a minimum portion of $1.0 million of the Notes at a price equal to the principal amount thereof plus a make-whole premium and accrued interest. The Notes are guaranteed by all of the Company’s U.S. subsidiaries. The Company used a portion of the net proceeds of the offering to repay existing indebtedness, including outstanding balances under the Domestic and Multi-Currency Line, and used the remaining portion for general corporate purposes.

Other

On March 30, 2011, in conjunction with the establishment of the Original Credit Agreement, the Company entered into a separate credit agreement for the issuance of $20.0 million in letters of credit (the “Letter of Credit Facility”). The Company had standby letters of credit of $17.7 million issued under the Letter of Credit Facility at September 30, 2012.

Each of the Company’s credit agreements and senior unsecured notes require the Company to maintain certain financial ratios. As of September 30, 2012, the Company was in compliance with all covenants or other requirements set forth in its debt agreements.

10.	Income Taxes

The Company performs an evaluation of the recoverability of its deferred tax assets on a quarterly basis. The Company establishes a valuation allowance if it is more-likely-than-not (greater than 50 percent) that all or some portion of the deferred tax asset will not be realized. The Company analyzes several factors, including the nature and frequency of operating losses, the Company’s carry-forward period for any losses, the reversal of future taxable temporary differences, the expected occurrence of future income or loss and the feasibility of available tax planning strategies to protect against the loss of deferred tax assets.

During the third quarter of 2012, the Company announced the reorganization of its Mexico-based pawn operations, which are owned by the Company’s wholly-owned subsidiary, Creazione. See Note 3 for further information. Based on the Company’s analysis of its deferred tax assets as of September 30, 2012, and in conjunction with the Mexico Reorganization, the Company does not believe the deferred tax assets of Creazione of approximately $7.2 million as of June 30, 2012 will be realizable; therefore, the Company recognized a valuation allowance with respect to these deferred tax assets during the three months ended September 30, 2012. In addition, for the three months ended September 30, 2012, the Company recognized a deferred tax asset and an offsetting valuation allowance of approximately $5.4 million, due to continued losses incurred during that period at its Mexico-based pawn operations. The deferred tax asset valuation allowance as of September 30, 2012 was $12.6 million.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

The Company recognized income tax expense of $25.1 million and $67.5 million for the three and nine months ended September 30, 2012, respectively, compared to income tax expense of $21.0 million and $59.3 million for the three and nine months ended September 30, 2011, respectively. The increase in income tax expense and the effective tax rate for the three and nine months ended September 30, 2012 is primarily due to the recognition of the valuation allowance of $12.6 million noted above, offset by the tax effect of lower earnings for the three and nine months ended September 30, 2012.

11.	Operating Segment Information

The Company has two reportable operating segments: retail services and e-commerce. The retail services segment includes all of the operations of the Company’s Retail Services Division, which is composed of both domestic and foreign storefront locations that offer some or all of the following services: pawn lending, consumer loans, the purchase and sale of merchandise, check cashing and other ancillary services such as money orders, wire transfers and prepaid debit cards. Most of these ancillary services offered in the retail services segment are provided through third-party vendors. See Note 3 for information related to the reorganization of the Company’s Mexico-based pawn operations, which are included in the retail services segment. The e-commerce segment includes the operations of the Company’s E-Commerce Division, which is composed of the Company’s domestic and foreign online lending channels (and includes the Company’s internet lending activities and other ancillary services). In the e-commerce segment, certain administrative expenses are allocated between the domestic and foreign components based on the amount of loans written and renewed.

During the first quarter of 2012, the Company changed the presentation of its operating segment information to report corporate operations separately from its retail services and e-commerce segment information. Corporate administrative expense, which was previously allocated to each segment based on personnel expense, is included under the “Corporate” heading in the following tables. For comparison purposes, operations and administration expenses for prior years have been conformed to the current presentation. Corporate operations primarily include corporate expenses, such as personnel, legal, occupancy, and other costs related to corporate service functions, such as executive oversight, insurance and risk management, public and government relations, internal audit, treasury, payroll, compliance and licensing, finance, accounting, tax and information systems (except for online lending systems, which are included in the e-commerce segment). Corporate income includes miscellaneous income not directly attributable to the Company’s segments. Corporate assets primarily include: corporate property and equipment, nonqualified savings plan assets, marketable securities, foreign exchange forward contracts and prepaid insurance.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

	Retail Services			E-Commerce
	Domestic	Foreign	Total	Domestic	Foreign	Total	Corporate	Consolidated

Three Months Ended September 30, 2012
Revenue
Pawn loan fees and service charges	$73,209	$3,291	$76,500	$-	$-	$-	$-	$76,500
Proceeds from disposition of merchandise	141,088	12,405	153,493	-	-	-	-	153,493
Consumer loan fees	31,445	-	31,445	89,342	84,307	173,649	-	205,094
Other	1,938	252	2,190	374	14	388	2,029	4,607
Total revenue	247,680	15,948	263,628	89,716	84,321	174,037	2,029	439,694
Cost of revenue
Disposed merchandise	96,315	10,603	106,918	-	-	-	-	106,918
Consumer loan loss provision	8,061	-	8,061	42,877	33,361	76,238	-	84,299
Total cost of revenue	104,376	10,603	114,979	42,877	33,361	76,238	-	191,217
Net revenue	143,304	5,345	148,649	46,839	50,960	97,799	2,029	248,477
Expenses
Operations and administration	84,874	14,205	99,079	33,397	31,051	64,448	17,688	181,215
Depreciation and amortization	7,808	12,264	20,072	3,037	342	3,379	3,623	27,074
Total expenses	92,682	26,469	119,151	36,434	31,393	67,827	21,311	208,289
Income (loss) from operations	$50,622	$(21,124)	$29,498	$10,405	$19,567	$29,972	$(19,282)	$40,188
As of September 30, 2012
Total assets	$993,598	$111,610	$1,105,208	$382,459	$174,665	$557,124	$130,075	$1,792,407
Goodwill			$388,965			$210,372		$599,337

	Retail Services			E-Commerce
	Domestic	Foreign	Total	Domestic	Foreign	Total	Corporate	Consolidated

Three Months Ended September 30, 2011
Revenue
Pawn loan fees and service charges	$69,025	$5,374	$74,399	$-	$-	$-	$-	$74,399
Proceeds from disposition of merchandise	144,820	13,065	157,885	1	-	1	-	157,886
Consumer loan fees	32,677	-	32,677	67,320	62,984	130,304	-	162,981
Other	2,521	16	2,537	49	294	343	158	3,038
Total revenue	249,043	18,455	267,498	67,370	63,278	130,648	158	398,304
Cost of revenue
Disposed merchandise	91,863	10,411	102,274	-	-	-	-	102,274
Consumer loan loss provision	7,513	-	7,513	25,472	27,591	53,063	-	60,576
Total cost of revenue	99,376	10,411	109,787	25,472	27,591	53,063	-	162,850
Net revenue	149,667	8,044	157,711	41,898	35,687	77,585	158	235,454
Expenses
Operations and administration	85,419	8,138	93,557	24,115	23,508	47,623	16,259	157,439
Depreciation and amortization	7,090	1,488	8,578	2,634	218	2,852	3,420	14,850
Total expenses	92,509	9,626	102,135	26,749	23,726	50,475	19,679	172,289
Income (loss) from operations	$57,158	$(1,582)	$55,576	$15,149	$11,961	$27,110	$(19,521)	$63,165
As of September 30, 2011
Total assets	$885,572	$121,326	$1,006,898	$323,699	$115,905	$439,604	$131,651	$1,578,153
Goodwill			$327,887			$210,282		$538,169

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

	Retail Services			E-Commerce
	Domestic	Foreign	Total	Domestic	Foreign	Total	Corporate	Consolidated

Nine Months Ended September 30, 2012
Revenue
Pawn loan fees and service charges	$210,807	$10,643	$221,450	$-	$-	$-	$-	$221,450
Proceeds from disposition of merchandise	481,558	36,274	517,832	-	-	-	-	517,832
Consumer loan fees	89,396	-	89,396	232,268	236,992	469,260	-	558,656
Other	7,085	512	7,597	827	19	846	2,445	10,888
Total revenue	788,846	47,429	836,275	233,095	237,011	470,106	2,445	1,308,826
Cost of revenue
Disposed merchandise	318,788	32,090	350,878	-	-	-	-	350,878
Consumer loan loss provision	19,130	-	19,130	95,474	104,475	199,949	-	219,079
Total cost of revenue	337,918	32,090	370,008	95,474	104,475	199,949	-	569,957
Net revenue	450,928	15,339	466,267	137,621	132,536	270,157	2,445	738,869
Expenses
Operations and administration	264,337	30,221	294,558	82,986	85,552	168,538	52,464	515,560
Depreciation and amortization	22,454	14,513	36,967	8,376	905	9,281	10,634	56,882
Total expenses	286,791	44,734	331,525	91,362	86,457	177,819	63,098	572,442
Income (loss) from operations	$164,137	$(29,395)	$134,742	$46,259	$46,079	$92,338	$(60,653)	$166,427

	Retail Services			E-Commerce
	Domestic	Foreign	Total	Domestic	Foreign	Total	Corporate	Consolidated

Nine Months Ended September 30, 2011
Revenue
Pawn loan fees and service charges	$190,409	$15,725	$206,134	$-	$-	$-	$-	$206,134
Proceeds from disposition of merchandise	435,745	37,913	473,658	30	-	30	-	473,688
Consumer loan fees	85,832	-	85,832	181,243	151,447	332,690	-	418,522
Other	8,768	292	9,060	392	831	1,223	480	10,763
Total revenue	720,754	53,930	774,684	181,665	152,278	333,943	480	1,109,107
Cost of revenue
Disposed merchandise	270,692	31,757	302,449	23	-	23	-	302,472
Consumer loan loss provision	15,452	-	15,452	59,134	70,619	129,753	-	145,205
Total cost of revenue	286,144	31,757	317,901	59,157	70,619	129,776	-	447,677
Net revenue	434,610	22,173	456,783	122,508	81,659	204,167	480	661,430
Expenses
Operations and administration	249,752	25,335	275,087	62,482	58,999	121,481	49,045	445,613
Depreciation and amortization	19,359	4,459	23,818	7,956	618	8,574	7,208	39,600
Total expenses	269,111	29,794	298,905	70,438	59,617	130,055	56,253	485,213
Income (loss) from operations	$165,499	$(7,621)	$157,878	$52,070	$22,042	$74,112	$(55,773)	$176,217

12.	Litigation

On August 6, 2004, James E. Strong filed a purported class action lawsuit in the State Court of Cobb County, Georgia against Georgia Cash America, Inc., Cash America International, Inc. (together with Georgia Cash America, Inc., “Cash America”), Daniel R. Feehan, and several unnamed officers, directors, owners and “stakeholders” of Cash America. The lawsuit alleges many different causes of action, among the most significant of which is that Cash America made illegal short-term loans in Georgia in violation of Georgia’s usury law, the Georgia Industrial Loan Act and Georgia’s Racketeer Influenced and Corrupt Organizations Act (“RICO”). First National Bank of Brookings, South Dakota (“FNB”) and Community State Bank of Milbank, South Dakota (“CSB”) for some time made loans to Georgia residents through Cash America’s Georgia operating locations. The complaint in this lawsuit claims that Cash America was the true lender with respect to the loans made to Georgia borrowers and that FNB and CSB’s involvement in the process is “a mere subterfuge.” Based on this claim, the suit alleges that Cash America was the “de facto” lender and was illegally operating in Georgia. The complaint seeks unspecified compensatory

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

damages, attorney’s fees, punitive damages and the trebling of any compensatory damages. In November 2009 the case was certified as a class action lawsuit. In August 2011, Cash America filed a motion for summary judgment, and in October 2011, the plaintiffs filed a cross-motion for partial summary judgment. Hearings on the motions were held in October and November 2011, and the trial court entered an order granting summary judgment in favor of Cash America on one of plaintiff’s claims, denying the remainder of Cash America’s motion and granting plaintiff’s cross-motion for partial summary judgment. Cash America filed a notice of appeal in December 2011 on the grant of plaintiff’s partial summary judgment, which is pending before the Georgia Court of Appeals. The Company is currently unable to estimate a range of reasonably possible losses, as defined by ASC 450-20-20, Contingencies – Loss Contingencies – Glossary, for this litigation. Cash America believes that the Plaintiffs’ claims in this suit are without merit and is vigorously defending this lawsuit.

The Company is also a defendant in certain routine litigation matters encountered in the ordinary course of its business. Certain of these matters are covered to an extent by insurance. In the opinion of management, the resolution of these matters is not expected to have a material adverse effect on the Company’s financial position, results of operations or liquidity.

13.	Fair Value Measurements

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

The Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2012 and 2011 and December 31, 2011 are as follows (dollars in thousands):

	September 30, 2012	Fair Value Measurements Using
		Level 1	Level 2	Level 3
Financial assets (liabilities):
Forward currency exchange contracts	$(307)	$-	$(307)	$-
Nonqualified savings plan assets(a)	10,990	10,990	-	-
Marketable securities(b)	6,426	6,426	-	-
Total	$17,109	$17,416	$(307)	$-

	September 30, 2011	Fair Value Measurements Using
		Level 1	Level 2	Level 3
Financial assets (liabilities):
Interest rate contracts	$1	$-	$1	$-
Forward currency exchange contracts	311	-	311	-
Nonqualified savings plan assets(a)	7,705	7,705	-	-
Marketable securities(b)	5,003	5,003	-	-
Total	$13,020	$12,708	$312	$-

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

		December 31, 2011	Fair Value Measurements Using
			Level 1	Level 2	Level 3
	Financial assets (liabilities):
	Forward currency exchange contracts	$260	$-	$260	$-
	Nonqualified savings plan assets(a)	8,264	8,264	-	-
	Marketable securities(b)	4,412	4,412	-	-
	Total	$12,936	$12,676	$260	$-

(a)	The nonqualified savings plan assets have an offsetting liability of equal amount, which is included in “Accounts payable and accrued expenses” in the Company’s consolidated balance sheets.
(b)	Unrealized total gains/(losses), net of tax, on these equity securities of $0.5 million, ($0.4) million and ($0.8) million as of September 30, 2012 and 2011, and December 31, 2011, respectively, are recorded in “Accumulated other comprehensive income (loss)” in the Company’s consolidated statements of equity.

The Company measures the fair value of its forward currency exchange contracts under Level 2 inputs as defined by ASC 820-10. For these forward currency exchange contracts, standard valuation models are used to determine fair value. The significant inputs used in these models are derived from observable market transactions. During the nine months ended September 30, 2012 and 2011, there were no transfers of assets in or out of Level 1 or Level 2 fair value measurements.

Fair Value Measurements on a Non-Recurring Basis

The Company measures non-financial assets and liabilities such as property and equipment and intangible assets at fair value on a nonrecurring basis or when events or circumstances indicate that the carrying amount of the assets may be impaired. During the third quarter of 2012, the Company announced the Mexico Reorganization. See Note 3 for further information related to this reorganization.

The Mexico Reorganization is considered a triggering event for purposes of impairment testing. The Company tested property and equipment and intangible assets for impairment following the approval of the reorganization plan by the Company’s Board of Directors. The results of the Company’s testing indicated that the carrying value of certain property and equipment exceeded the future cash flows associated with these assets. The results of the Company’s testing of certain intangible assets indicated that the carrying value of these intangible assets exceeded their fair value. As a result, during the three months ended September 30, 2012, the Company recognized impairment charges on property and equipment, indefinite-lived intangible assets and other intangible assets related to its Mexico operations of $6.0 million, $2.5 million and $2.6 million, respectively, all of which are included in “Depreciation and amortization expense” in the consolidated statements of income. The fair value measurements of property and equipment and intangible assets are considered Level 3 in the fair value hierarchy, as they are based on management’s judgments about future cash flows.

Following the announcement of the Mexico Reorganization, the Company also evaluated goodwill in the retail services segment and noted no impairment.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

Financial Assets and Liabilities Not Measured at Fair Value

The Company’s financial assets and liabilities as of September 30, 2012 and 2011 and December 31, 2011 that are not measured at fair value in the consolidated balance sheets are as follows (dollars in thousands):

	Carrying Value	Estimated Fair Value
	September 30,	September 30,	Fair Value Measurement Using
	2012	2012	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$78,663	$78,663	$78,663	$-	$-
Pawn loans	254,077	254,077	-	-	254,077
Consumer loans, net	256,825	256,825	-	-	256,825
Pawn loan fees and service charges receivable	48,771	48,771	-	-	48,771
Total	$638,336	$638,336	$78,663	$-	$559,673
Financial liabilities:
Domestic and Multi-currency Line of credit	$288,266	$295,747	$-	$295,747	$-
Senior unsecured notes	191,810	190,574	-	190,574	-
2009 Convertible Notes	109,387	184,431	-	184,431	-
Total	$589,463	$670,752	$-	$670,752	$-

	Carrying Value	Estimated Fair Value
	September 30,	September 30,	Fair Value Measurement Using
	2011	2011	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$54,364	$54,364	$54,364	$-	$-
Pawn loans	244,441	244,441	-	-	244,441
Consumer loans, net	191,642	191,642	-	-	191,642
Pawn loan fees and service charges receivable	45,066	45,066	-	-	45,066
Total	$535,513	$535,513	$54,364	$-	$481,149
Financial liabilities:
Domestic and Multi-currency Line of credit	$224,000	$231,112	$-	$231,112	$-
Senior unsecured notes	161,667	161,313	-	161,313	-
2009 Convertible Notes	106,313	241,069	-	241,069	-
Total	$491,980	$633,494	$-	$633,494	$-

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

	Carrying Value	Estimated Fair Value
	December 31,	December 31,	Fair Value Measurement Using
	2011	2011	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$62,542	$62,542	$62,542	$-	$-
Pawn loans	253,519	253,519	-	-	253,519
Consumer loans, net	222,778	222,778	-	-	222,778
Pawn loan fees and service charges receivable	48,003	48,003	-	-	48,003
Total	$586,842	$586,842	$62,542	$-	$524,300
Financial liabilities:
Domestic and Multi-currency Line of credit	$280,839	$291,983	$-	$291,983	$-
Senior unsecured notes	149,394	147,721	-	147,721	-
2009 Convertible Notes	107,058	220,642	-	220,642	-
Total	$537,291	$660,346	$-	$660,346	$-

Cash and cash equivalents bear interest at market rates and have maturities of less than 90 days.

Pawn loans generally have maturity periods of less than 90 days. If a pawn loan defaults, the Company disposes of the collateral. Historically, collateral has sold for an amount in excess of the principal amount of the loan.

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

The Company measures the fair value of long-term debt instruments using Level 2 inputs. The fair values of the Company’s long-term debt instruments are estimated based on market values for debt issues with similar characteristics or rates currently available for debt with similar terms. As of September 30, 2012, the Company’s Domestic and Multi-currency Line of credit has a higher fair market value than the carrying value due to the difference in yield when compared to recent issuances of similar types of credit. As of September 30, 2012, the Company’s senior unsecured notes have a lower fair market value than the carrying value due to the difference in yield when compared to recent issuances of similar senior unsecured notes. As of September 30, 2012, the 2009 Convertible Notes have a higher fair value than carrying value due to the Company’s stock price as of each period presented above exceeding the applicable conversion price for the 2009 Convertible Notes, thereby increasing the value of the instrument for bondholders.

14.	Derivative Instruments

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

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

During 2011, the Company used interest rate cap agreements for the purpose of managing interest rate exposure on its floating rate debt, but did not enter into any interest rate cap agreements during the nine-month period ended September 30, 2012. For derivatives designated as cash flow hedges, the effective portions of changes in the estimated fair value of the derivative are reported in “Accumulated other comprehensive income (loss)” (“OCI”) and are subsequently reclassified into earnings when the hedged item affects earnings. The change in the estimated fair value of the ineffective portion of the hedge, if any, was recorded as income or expense. As of September 30, 2012, the Company had no interest rate cap agreements outstanding.

The Company uses forward currency exchange contracts to minimize the effects of foreign currency risk. For the nine months ended September 30, 2012 and 2011, the Company had forward currency exchange contracts outstanding related to its operations in the United Kingdom and Australia. The Company’s forward currency exchange contracts are non-designated derivatives. Any gain or loss resulting from these contracts is recorded as income or loss and is included in “Foreign currency transaction gain (loss)” in the Company’s consolidated statements of income.

The fair values of the Company’s derivative instruments at September 30, 2012 and 2011 and December 31, 2011 were as follows (dollars in thousands):

		Balance at
Assets	Balance Sheet Location	September 30, 2012		September 30, 2011		December 31, 2011
Derivatives designated as hedges:		Notional Amount	Fair Value	Notional Amount	Fair Value	Notional Amount	Fair Value
Interest rate contracts	Prepaid expenses and other assets	$—	$—	$30,000	$1	$15,000	$—

Non-designated derivatives:
Forward currency exchange contracts	Prepaid expenses and other assets	$93,642	$(307)	$64,767	$311	$80,375	$260

The following table presents information on the effect of derivative instruments on the consolidated results of operations and OCI for the three and nine months ended September 30, 2012 and 2011 (dollars in thousands):

	Gains (Losses) Recognized in Income		Gains Recognized in OCI		Gains (Losses) Reclassified From OCI into Income
	Three Months Ended		Three Months Ended		Three Months Ended
	September 30,		September 30,		September 30,
	2012	2011	2012	2011	2012	2011

Derivatives designated as hedges:
Interest rate contracts	$—	$—	$—	$31	$—	$—
Total	$—	$—	$—	$31	$—	$—

Non-designated derivatives:
Forward currency exchange contracts(a)	$(4,097)	$4,090	$—	$—	$—	$—
Total	$(4,097)	$4,090	$—	$—	$—	$—

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

	Gains (Losses) Recognized in Income		Gains Recognized in OCI		Gains (Losses) Reclassified From OCI into Income
	Nine Months Ended		Nine Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,
	2012	2011	2012	2011	2012	2011

Derivatives designated as hedges:
Interest rate contracts	$—	$—	$12	$70	$—	$—
Total	$—	$—	$12	$70	$—	$—

Non-designated derivatives:
Forward currency exchange contracts(a)	$(5,118)	$2,382	$—	$—	$—	$—
Total	$(5,118)	$2,382	$—	$—	$—	$—

(a)	The gains/(losses) on these derivatives substantially offset the (losses)/gains on the hedged portion of foreign intercompany balances.

15.	Withdrawal of Proposed Initial Public Offering of Enova International, Inc.

On September 15, 2011, Enova, a wholly-owned subsidiary of the Company that comprises its e-commerce segment, filed a registration statement on Form S-1 (“Registration Statement”) with the Securities and Exchange Commission (the “SEC”) in connection with a proposed initial public offering (“IPO”) of its common stock. On July 25, 2012, the Company filed an Application for Withdrawal of Registration Statement with the SEC to withdraw Enova’s Registration Statement, together with all exhibits and the amendments. The Registration Statement had not been declared effective by the SEC, and no securities have been sold in connection with the offering pursuant to the Registration Statement.

During the three months ended September 30, 2012, expenses totaling $3.1 million were recognized in earnings due to the withdrawal of the Registration Statement and are included in “Operations and administration expense” in the consolidated statements of income. During the nine-month period ended September 30, 2012, expenses totaling $3.9 million were recognized in earnings.

16.	Subsequent Events

On October 8, 2012, the Company’s wholly-owned subsidiary, Cash America, Inc. of Nevada, entered into an agreement to acquire substantially all of the assets of a chain of nine pawn lending locations located in Arizona, and the final closing occurred on October 25, 2012. The Company paid aggregate consideration of approximately $15.5 million, which was funded with borrowings under the Company’s line of credit.

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

The Company’s consumer loan portfolio consists of consumer loans the Company originates, guarantees or purchases and includes: short-term loans, which include single payment loans and certain two-payment loans in the United Kingdom (commonly referred to as payday loans) as well as line of credit accounts, and longer-term multi-payment installment loans. Consumer loans provide customers with cash, typically in exchange for a promissory note or other repayment agreement supported, in most cases, by the customer’s personal check or authorization to debit the customer’s bank account via an electronic transaction for the aggregate amount of the payment due. These transactions result in a receivable owed to the Company or a loan that is owed to a third-party lender that the Company guarantees. Through the Company’s credit services organization programs (the “CSO programs”) the Company provides services related to a third-party lender’s consumer loan products in some markets by acting as a credit services organization or credit access business on behalf of consumers in accordance with applicable state laws. Services offered under the CSO programs include credit-related services such as arranging loans with independent third-party lenders and assisting in the preparation of loan applications and loan documents. Under the CSO programs, the Company also guarantees consumer loan payment obligations to the third-party lender in the event that the consumer defaults on the loan. A customer who obtains a loan through the CSO programs pays the Company a fee for these credit services, which are recorded as “Consumer loan fees” in the consolidated statement of income. Although consumer loan transactions may take the form of loans or a line of credit, deferred check deposit transactions or transactions through the Company’s CSO programs, the transactions are referred to throughout this discussion as “consumer loans.”

The Company has two reportable operating segments: retail services and e-commerce. The retail services segment includes all of the operations of the Company’s Retail Services Division, which is composed of both domestic and foreign storefront locations that offer some or all of the following services: pawn lending, consumer loans, the purchase and sale of merchandise, check cashing and other ancillary services such as money orders, wire transfers and prepaid debit cards. Most of these ancillary services offered in the retail services segment are provided through third-party vendors. See “Recent Developments—Reorganization of Mexico-based Pawn Operations and Purchase of Noncontrolling Interest” section below for information related to the reorganization of the Company’s Mexico-based pawn operations, which are included in the retail services segment. The e-commerce segment includes the operations of the Company’s E-Commerce Division, which is composed of the Company’s domestic and foreign online lending channels (and includes the Company’s internet lending activities and other ancillary services).

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

Retail Services Segment

The following table sets forth the number of domestic and foreign Company-owned and franchised locations in the Company’s retail services segment offering pawn lending, consumer lending, and other services as of September 30, 2012 and 2011. The Company’s domestic retail services locations operate under the names “Cash America Pawn,” “SuperPawn,” “Cash America Payday Advance,” “Cashland” and “Mr. Payroll.” The Company’s foreign retail services locations operate under the name “Prenda Fácil.”

	As of September 30,
	2012			2011

	Domestic(a)(b)	Foreign(a)	Total	Domestic(a)(b)	Foreign(a)	Total

Retail services locations offering:
Both pawn and consumer lending	577	-	577	571	-	571
Pawn lending only	155	160	315	125	186	311
Consumer lending only	83	-	83	86	-	86
Other(c)	99	-	99	115	-	115
Total retail services	914	160	1,074	897	186	1,083

(a)	Except as described in (c) below, includes locations that operate in 23 states in the United States as of both September 30, 2012 and 2011, respectively.
(b)

Includes unconsolidated franchised locations as follows: one location operating under the name “Cash America Pawn” as of September 30, 2012 and eight locations operating under the names “Cash America Pawn” and “SuperPawn” as of September 30, 2011.

(c)

As of September 30, 2012 and 2011, includes six and six consolidated Company-owned check cashing locations, respectively, and 93 and 109 unconsolidated franchised check cashing locations, respectively. As of September 30, 2012 and 2011, includes locations that operate in 15 and 18 states in the United States, respectively.

E-Commerce Segment

As of September 30, 2012 and 2011, the Company’s e-commerce segment operated in 32 states in the United States and in three other foreign countries:

•	in the United States at http://www.cashnetusa.com and http://www.netcredit.com,
•	in the United Kingdom at http://www.quickquid.co.uk and http://www.poundstopocket.co.uk,
•	in Australia at http://www.dollarsdirect.com.au, and
•	in Canada at http://www.dollarsdirect.ca.

Recent Developments

Reorganization of Mexico-based Pawn Operations and Purchase of Noncontrolling Interest

During the third quarter of 2012, the Company’s Board of Directors approved a plan to significantly modify the business plan and strategy of the Company’s Mexico-based pawn operations, which comprise the foreign component of its retail services segment. The Company will reorganize these operations to include only full-service pawn locations that offer pawn loans based on the pledge of general merchandise and jewelry collateral and will discontinue the operations of 147 of its Mexico-based pawn locations that primarily just offer pawn loans based on the pledge of jewelry-based collateral (“the Mexico Reorganization”). The Mexico Reorganization is expected to be substantially completed before the end of 2012. Following the reorganization, the Company expects to be operating 47 full-service pawn locations in Mexico, located primarily in Mexico City and surrounding areas. The Mexico Reorganization reflects management’s decision to modify its strategy in Mexico in order to meet its overall return expectations and improve profitability in its Mexico-based pawn operations.

In connection with the Mexico Reorganization, the Company incurred charges for employee termination costs, lease termination costs, asset impairments, the recognition of a deferred tax asset valuation allowance and uncollectible receivables. The Company recognized $21.9 million of charges related to the Mexico Reorganization during the third quarter of 2012. The Company expects to incur an additional $6.0 million to $10.0 million in charges in the fourth quarter of 2012, consisting of employee termination costs, lease termination costs and other costs related to the remaining reorganization activities.

The following table summarizes the charges recognized for the three and nine months ended September 30, 2012 related to the Mexico Reorganization (dollars in thousands):

Type of expense	Description	Amount
Operations and administrative expense	Employee termination costs	$835
Operations and administrative expense	Lease termination costs	975
Operations and administrative expense	Impairment of other assets	1,211
Depreciation and amortization	Impairment of property and equipment	5,995
Depreciation and amortization	Impairment of intangible assets	5,086
Provision for income taxes	Deferred tax asset valuation allowance	7,161
Revenue	Uncollectible receivables	645

Total charges related to the Mexico Reorganization		$21,908

The Company’s Mexico-based pawn operations operate under the name “Prenda Fácil” (referred to as “Prenda Fácil”) and are owned by Creazione Estilo, S.A. de C.V., a Mexican sociedad anónima de capital variable (“Creazione”). Prior to September 26, 2012, the Company owned 80% of the outstanding stock of Creazione. On September 26, 2012, the Company acquired all outstanding shares of Creazione that were held by minority shareholders (approximately 20% of the outstanding shares), and, as a result, Creazione became a wholly-owned subsidiary of the Company as of that date. The Company paid approximately $5.6 million in cash and released the minority shareholders from certain contingent obligations estimated at approximately $2.8 million. The Company accounted for this transaction as an acquisition of the remaining interest of a majority-owned subsidiary. The purchase resulted in a reduction to additional paid in capital of $7.7 million, representing the excess of the cash amount paid and the released contingent obligations (totaling $8.4 million) less the carrying amount of the noncontrolling interest of $0.7 million.

Acquisition of 25 Pawn Lending Locations

Pursuant to the Company’s business strategy of expanding storefront operations in the United States, the Company and three of its wholly-owned subsidiaries, Cash America, Inc. of Tennessee, Cash America, Inc. of North Carolina and Cash America, Inc. of Kentucky, entered into an agreement to acquire substantially all of the assets of a chain of 25 pawn lending locations located in Kentucky, North Carolina, and Tennessee on September 27, 2012. The Company has assumed the economic benefits of all of these pawnshops by operating them under a management arrangement that commenced on September 27, 2012. The aggregate cash consideration for this transaction, which was funded with borrowings under the Company’s line of credit, was approximately $55.1 million, of which $52.0 million was paid during the three months ended September 30, 2012. The Company incurred an immaterial amount of acquisition costs related to the acquisition. The final closing for each location will occur following receipt of all applicable licensing and regulatory approvals. The goodwill of $31.5 million arising from the acquisition consists largely of the synergies and economies of scale expected from combining the operations of the Company and these pawn lending locations. The activities and goodwill related to this acquisition are included in the results of the Company’s retail services segment.

Withdrawal of Proposed Initial Public Offering of Enova International, Inc.

On September 15, 2011, Enova International, Inc. (“Enova”), a wholly-owned subsidiary of the Company that comprises its e-commerce segment, filed a registration statement on Form S-1 (“Registration Statement”) with the Securities and Exchange Commission (the “SEC”) in connection with a proposed initial public offering (“IPO”) of its common stock. On July 25, 2012, the Company filed an Application for Withdrawal of Registration Statement with the SEC to withdraw Enova’s Registration Statement, together with all exhibits and the amendments. The Registration Statement had not been declared effective by the SEC, and no securities have been sold in connection with the offering pursuant to the Registration Statement.

During the three months ended September 30, 2012, expenses totaling $3.1 million were recognized in earnings due to the withdrawal of the Registration Statement and are included in “Operations and administration expense” in the consolidated statements of income. During the nine-month period ended September 30, 2012, expenses totaling $3.9 million were recognized in earnings.

Fourth Quarter Acquisition of 9 Pawn Lending Locations

On October 8, 2012, the Company’s wholly-owned subsidiary, Cash America, Inc. of Nevada, entered into an agreement to acquire substantially all of the assets of a chain of nine pawn lending locations located in Arizona, and the final closing occurred on October 25, 2012. The Company paid aggregate consideration of approximately $15.5 million, which was funded with borrowings under the Company’s line of credit.

CRITICAL ACCOUNTING POLICIES

Except as described below, since December 31, 2011, there have been no changes in critical accounting policies as described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Change in accounting policy. In the first quarter of 2012, the Company changed its accounting policy with respect to its foreign pawn operations to reflect pledged collateral underlying nonperforming pawn loans as “Merchandise held for disposition, net,” the proceeds received from the disposition of this collateral as “Proceeds from disposition of merchandise” and the cost basis for this collateral as “Cost of disposed merchandise” in its consolidated financial statements. The Company believes this change, from one generally accepted accounting principle to another generally accepted accounting principle, is preferable because it enhances comparability of its financial statements by reporting financial results associated with its foreign pawn operations in the same manner as the financial results associated with its domestic pawn operations. The Company did not change its accounting policy with respect to its domestic pawn operations, and the change in the Company’s accounting policy with respect to its foreign pawn operations had no impact on the Company’s consolidated Net Revenue or Net Income previously reported. The change has been applied retrospectively. The following tables summarize the impact of the accounting change in the Company’s consolidated financial statements as of and for the three and nine months ended September 30, 2011 and as of December 31, 2011 (dollars in thousands):

For the Three Months Ended September 30, 2011	As previously reported	As adjusted
Consolidated Statements of Income
Pawn loan fees and service charges	$77,053	$74,399
Proceeds from disposition of merchandise	144,821	157,886
Total revenue	387,893	398,304
Disposed merchandise	91,863	102,274
Total cost of revenue	152,439	162,850
Net revenue	235,454	235,454

As of and for the Nine Months Ended September 30, 2011	As previously reported	As adjusted

Consolidated Balance Sheet
Merchandise held for disposition, net	$156,806	$166,365
Prepaid expenses and other assets	41,654	32,095
Consolidated Statements of Income
Pawn loan fees and service charges	$212,290	$206,134
Proceeds from disposition of merchandise	435,775	473,688
Total revenue	1,077,350	1,109,107
Disposed merchandise	270,715	302,472
Total cost of revenue	415,920	447,677
Net revenue	661,430	661,430
Consolidated Statement of Cash Flows
Merchandise other than forfeited	$(14,514)	$(15,174)
Prepaid expenses and other assets	(10,032)	(6,023)
Net cash provided by operating activities	297,256	300,605
Pawn loans repaid	350,683	317,599
Principal recovered through dispositions of forfeited pawn loans	186,657	217,399
Net cash used in investing activities	(294,300)	(296,642)
Consolidated Statement of Cash Flows—Supplemental Disclosures
Pawn loans forfeited and transferred to merchandise held for disposition	$207,887	$237,782

As of December 31, 2011	As previously reported	As adjusted

Consolidated Balance Sheet
Merchandise held for disposition, net	$151,274	$161,884
Prepaid expenses and other assets	41,911	31,301

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

Merchandise held for disposition. Merchandise held for disposition consists primarily of forfeited collateral from pawn loans not repaid and merchandise that is purchased directly from customers or from third parties. The carrying value of the forfeited collateral and other merchandise held for disposition is stated at the lower of cost

(which is the cost basis in the loan or the amount paid for purchased merchandise) or fair value. With respect to the Company’s foreign pawn operations, collateral underlying unredeemed pawn loans is not owned by the Company; however, the Company assumes the risk of loss on such collateral and is solely responsible for its care and disposition. Accordingly, the Company classifies these domestic and foreign assets as “Merchandise held for disposition, net” in the consolidated balance sheets. The Company provides an allowance for returns and an allowance for valuation based on management’s evaluation of the current trends in performance, characteristics of the merchandise and historical shrinkage rates. Because pawn loans are made without recourse to the borrower, the Company does not investigate or rely upon the borrower’s creditworthiness, but instead bases its lending decision on an evaluation of the pledged personal property. The amount the Company is willing to finance is typically based on a percentage of the pledged personal property’s estimated disposition value. The Company uses numerous sources in determining an item’s estimated disposition value, including the Company’s automated product valuation system as well as catalogs, “blue books,” newspapers, internet research and previous disposition experience. The Company performs a physical count of its merchandise in each location on multiple occasions on a cyclical basis and reviews the composition of inventory by category and age in order to assess the adequacy of the allowance.

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

In determining the allowance or liability for estimated losses on consumer loans, the Company applies a documented systematic methodology. Outstanding loans are divided into discrete groups of short-term loans and installment loans and are analyzed as performing or nonperforming. Single payment and certain two payment loans in the United Kingdom are considered nonperforming as of the payment due date when payment of an amount due has not been made as of that date. Installment loans and line of credit accounts are considered nonperforming if the customer does not make two consecutive payments. The Company allows for normal payment processing time for each of these loans before considering them nonperforming.

Where permitted by law, a customer may choose to renew a loan contract or extend the due date on a short-term loan (excluding a line of credit account) before it is considered nonperforming by agreeing to pay the current finance charge for the right to make a later payment of the outstanding principal balance plus an additional finance charge. The Company began offering extensions on certain of its short-term loans in August 2012, and all references to renewals include both renewals and extensions made by customers to their existing short-term loans. In some instances in the United Kingdom, customers agree to repay a new short-term loan in two payments, and in these cases the Company considers the obligation to make the first payment a new single-payment loan and the obligation to make the second payment a renewal of that loan because the customer pays the finance charge due at the time of each payment, similar to a loan that has been renewed. If a short-term loan is renewed but the customer fails to pay that loan’s current finance charge as of its due date (after allowing for normal payment processing time), the unpaid finance charge is reclassified as nonperforming.

The Company does not provide for any grace period when determining the performance status of a consumer loan (other than allowing for normal payment processing time). Nonperforming loans may not be renewed, and if, during its attempt to collect on a nonperforming loan, the Company allows additional time for payment through a payment plan or a promise to pay, it is still considered nonperforming. Nonperforming loans are analyzed by stage of collection. Actual loss experience based on historical loss rates for each discrete group is calculated and adjusted for recent default trends. The required allowance is calculated by applying the resulting adjusted loss rates to each discrete loan group and aggregating the results. Increases in either the allowance or the liability, net of charge-offs and recoveries, are recorded as a “Consumer loan loss provision” in the consolidated statements of income. The Company fully reserves and generally charges off all consumer loans once they have been classified as nonperforming for 60 consecutive days. If a loan is deemed uncollectible before it is fully reserved, it is charged off at that point. All loans included in nonperforming loans have an age of one to 59 days from the date they became nonperforming loans, as defined above. Recoveries on loans previously charged to the allowance are credited to the allowance when collected.

At September 30, 2012, the allowance for losses on consumer loans was $79.2 million and liabilities for estimated losses on third-party lender-owned consumer loans guaranteed by the Company were $3.4 million, in aggregate representing 21.1% of the combined consumer loan portfolio.

For the nine months ended September 30, 2012, the consumer loan loss provision for the combined consumer loan portfolio was $219.1 million and reflects 8.8% of gross combined consumer loans written and renewed by the Company and third-party lenders. If the loss provision increased or decreased by 10%, or $21.9 million (a 0.9% change in the percentage of gross combined consumer loans written and renewed), net income attributable to the Company would decrease, or increase, by $13.1 million, net of taxes, for the nine-month period ended September 30, 2012 assuming the same volume of consumer loans written and renewed for the same period.

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

The Company performs an evaluation of the recoverability of its deferred tax assets on a quarterly basis. The Company establishes a valuation allowance if it is more-likely-than-not (greater than 50 percent) that all or some portion of the deferred tax asset will not be realized. The Company analyzes several factors, including the nature and frequency of operating losses, the Company’s carry-forward period for any losses, the reversal of future taxable temporary differences, the expected occurrence of future income or loss and the feasibility of available tax planning strategies to protect against the loss of deferred tax assets.

During the third quarter of 2012, the Company announced the reorganization of its Mexico-based pawn operations, which are owned by the Company’s wholly-owned subsidiary, Creazione. See “General—Recent Developments—Reorganization of Mexico-based Pawn Operations and Purchase of Noncontrolling Interest” above for further information related to the Mexico Reorganization. Based on the Company’s analysis of its deferred tax assets as of September 30, 2012, and in conjunction with the Mexico Reorganization, the Company does not believe the deferred tax assets of Creazione of approximately $7.2 million as of June 30, 2012 will be realizable; therefore, the Company recognized a valuation allowance with respect to these deferred tax assets during the three months ended September 30, 2012. In addition, for the three months ended September 30, 2012, the Company recognized a deferred tax asset and an offsetting valuation allowance of approximately $5.4 million, due to continued losses incurred during that period at its Mexico-based pawn operations. The deferred tax asset valuation allowance as of September 30, 2012 was $12.6 million.

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

Goodwill and other indefinite-lived intangible assets. Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in each business combination. In accordance with ASC 350-20-35, Goodwill – Subsequent Measurement, the Company tests goodwill and intangible assets with an indefinite life for potential impairment annually as of June 30 and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. In September 2011, the FASB issued Accounting Standards Update (“ASU”) 2011-08, Testing Goodwill for Impairment (“ASU 2011-08”). This update is intended to simplify goodwill impairment testing by adding an optional qualitative review step to assess whether the required quantitative impairment analysis that exists under generally accepted accounting principles in the United States (“GAAP”) is necessary. The Company adopted ASU 2011-08 on January 1, 2012 and exercised its option to bypass the qualitative assessment and utilized only a quantitative assessment in its annual goodwill assessment, which was completed in June 2012, and the additional goodwill assessment completed in September 2012, as described below.

The Company uses the income method to complete its annual goodwill assessment. The income approach uses future cash flows and estimated terminal values for each of the Company’s reporting units that are discounted using a market participant perspective to determine the fair value of each reporting unit, which is then compared to the carrying value of that reporting unit to determine if there is impairment. The income approach includes assumptions about revenue growth rates, operating margins and terminal growth rates discounted by an estimated weighted-average cost of capital derived from other publicly-traded companies that are similar but not identical from an operational and economic standpoint. The Company completed its assessment of goodwill as of June 30, 2012 and determined that no impairment existed at that date. See below for the results of impairment testing that was completed related to the Mexico Reorganization.

Impairment Testing Related to the Reorganization of Mexico-based Pawn Operations

The Mexico Reorganization, as discussed in “General—Recent Developments—Reorganization of Mexico-based Pawn Operations and Purchase of Noncontrolling Interest” above was considered a triggering event for purposes of impairment testing. The results of impairment testing for goodwill, indefinite-lived intangible assets, long-lived assets and other intangible assets are described below.

Goodwill and other indefinite-lived intangible assets. The Company tested goodwill for the retail services segment following the approval of the Company’s reorganization plan and noted no impairment. Although no goodwill impairment was noted, there can be no assurances that future goodwill impairments will not occur. However, a 10% decrease in the estimated fair values of any of the Company’s reporting units for the assessment completed for September 2012 would not have resulted in a goodwill impairment charge. The Company also tested indefinite-lived intangible assets as of the date of the reorganization announcement. As a result, during the nine months ended of September 30, 2012, the Company recognized impairment charges of $2.5 million related to indefinite-lived intangible assets, which is included in “Depreciation and amortization expense” in the consolidated statements of income.

Long-lived assets and other intangible assets. The Company tested property and equipment and other intangible assets following the approval of the Company’s reorganization plan. As a result, during the nine months ended September 30, 2012, the Company recognized impairment charges on property and equipment and other intangible assets related to its Mexico operations of $6.0 million and $2.6 million, respectively, both of which are included in “Depreciation and amortization expense” in the consolidated statements of income. The fair value measurements of property and equipment and intangible assets are based on management’s judgments about future cash flows.

RESULTS OF CONTINUING OPERATIONS

Highlights

The Company’s financial results for the three months ended September 30, 2012 (the “current quarter”) are summarized below.

•

Consolidated total revenue increased $41.4 million, or 10.4%, to $439.7 million for the current quarter compared to the three months ended September 30, 2011 (the “prior year quarter”), primarily due to increased consumer loan fees from the e-commerce segment.

•

Consolidated net revenue increased $13.0 million, or 5.5%, to $248.5 million for the current quarter from $235.5 million for the prior year quarter. Net revenue from consumer loan fees, net of consumer loan loss provision, increased 18.0%, or $18.4 million, in the current quarter compared to the prior year quarter, primarily due to higher average consumer loan balances in the e-commerce segment from growth in both domestic and foreign markets. Net revenue from pawn-related activities, which is the sum of pawn loan fees and service charges and the net proceeds from the disposition of merchandise, decreased 5.3%, or $6.9 million, in the current quarter compared to the prior year quarter, primarily due to a decrease in merchandise purchased from customers and third parties, which contributed to a decrease in gross profit from commercial sales.

•

Net income decreased 66.3%, to $11.7 million, in the current quarter compared to the prior year quarter primarily due to certain expenses incurred with the Mexico Reorganization and the write-off of deferred costs related to the withdrawal of the Enova IPO, which combined to total $20.4 million, after taxes. See “General – Recent Developments – Reorganization of Mexico-based Pawn Operations and Purchase of Noncontrolling Interest” above.

•

Diluted net income per share decreased $0.71 per share, or 65.7%, to $0.37 in the current quarter compared to $1.08 in the prior year quarter. The decrease was almost entirely due to certain items expensed during the period, as noted above, which reduced earnings per share by $0.65. See “Overview – Adjusted Earnings per Share” for additional details of the financial impact of these items on earnings for the period.

OVERVIEW

Consolidated Net Revenue. Consolidated net revenue is composed of total revenue less cost of disposed merchandise and consumer loan loss provision. Net revenue is the income available to satisfy all remaining expenses and is the measure management uses to evaluate top-line performance.

The following tables show the components of net revenue for the three and nine months ended September 30, 2012 and 2011 by segment, for the Company’s corporate operations and on a consolidated basis (dollars in thousands):

	Three Months Ended September 30, 2012
	Retail Services		E-Commerce		Corporate		Consolidated
		% of		% of		% of		% of
	Amount	Total	Amount	Total	Amount	Total	Amount	Total
Pawn loan fees and service charges	$76,500	51.5%	$-	-%	$-	-%	$76,500	30.8%

Proceeds from disposition of merchandise, net of cost of disposed merchandise	46,575	31.3%	-	-%	-	-%	46,575	18.7%
Pawn related	$123,075	82.8%	$-	-%	$-	-%	$123,075	49.5%

Consumer loan fees, net of loss provision	$23,384	15.7%	$97,411	99.6%	$-	-%	$120,795	48.6%

Other revenue	2,190	1.5%	388	0.4%	2,029	100.0%	4,607	1.9%
Net revenue	$148,649	100.0%	$97,799	100.0%	$2,029	100.0%	$248,477	100.0%

	Three Months Ended September 30, 2011
	Retail Services		E-Commerce		Corporate		Consolidated
		% of		% of		% of		% of
	Amount	Total	Amount	Total	Amount	Total	Amount	Total
Pawn loan fees and service charges	$74,399	47.2%	$-	-%	$-	-%	$74,399	31.6%

Proceeds from disposition of merchandise, net of cost of disposed merchandise	55,611	35.2%	1	-%	-	-%	55,612	23.6%
Pawn related	$130,010	82.4%	$1	-%	$-	-%	$130,011	55.2%

Consumer loan fees, net of loss provision	$25,164	16.0%	$77,241	99.6%	$-	-%	$102,405	43.5%

Other revenue	2,537	1.6%	343	0.4%	158	100.0%	3,038	1.3%
Net revenue	$157,711	100.0%	$77,585	100.0%	$158	100.0%	$235,454	100.0%

	Nine Months Ended September 30, 2012
	Retail Services		E-Commerce		Corporate		Consolidated
		% of		% of		% of		% of
	Amount	Total	Amount	Total	Amount	Total	Amount	Total
Pawn loan fees and service charges	$221,450	47.5%	$-	-%	$-	-%	$221,450	30.0%

Proceeds from disposition of merchandise, net of cost of disposed merchandise	166,954	35.8%	-	-%	-	-%	166,954	22.6%
Pawn related	$388,404	83.3%	$-	-%	$-	-%	$388,404	52.6%

Consumer loan fees, net of loss provision	$70,266	15.1%	$269,311	99.7%	$-	-%	$339,577	45.9%

Other revenue	7,597	1.6%	846	0.3%	2,445	100.0%	10,888	1.5%
Net revenue	$466,267	100.0%	$270,157	100.0%	$2,445	100.0%	$738,869	100.0%

	Nine Months Ended September 30, 2011
	Retail Services		E-Commerce		Corporate		Consolidated
		% of		% of		% of		% of
	Amount	Total	Amount	Total	Amount	Total	Amount	Total
Pawn loan fees and service charges	$206,134	45.1%	$-	-%	$-	-%	$206,134	31.2%

Proceeds from disposition of merchandise net of cost of disposed merchandise	171,209	37.5%	7	-%	-	-%	171,216	25.9%
Pawn related	$377,343	82.6%	$7	-%	$-	-%	$377,350	57.1%

Consumer loan fees, net of loss provision	$70,380	15.4%	$202,937	99.4%	$-	-%	$273,317	41.3%

Other revenue	9,060	2.0%	1,223	0.6%	480	100.0%	10,763	1.6%
Net revenue	$456,783	100.0%	$204,167	100.0%	$480	100.0%	$661,430	100.0%

For the current quarter, consolidated net revenue increased $13.0 million, or 5.5%, to $248.5 million from $235.5 million for the prior year quarter. Consumer loan activities accounted for 48.6% and 43.5% of total consolidated net revenue for the current quarter and prior year quarter, respectively. Net revenue from consumer loan activities increased $18.4 million, to $120.8 million during the current quarter, mainly due to an increase in consumer loan fees that resulted from higher average consumer loan balances in the e-commerce segment, primarily from growth in domestic and foreign markets.

Pawn lending activities accounted for 49.5% and 55.2% of total consolidated net revenue for the current quarter and prior year quarter, respectively. Net revenue from pawn lending activities decreased $6.9 million, to $123.1 million during the current quarter, from $130.0 million in the prior year quarter. The decrease in pawn-related net revenue was primarily due to lower gross profit on the disposition of merchandise from commercial sales, which decreased the pawn-related net revenue by $9.0 million during the current quarter compared to the prior year quarter, mainly due to a decrease in goods available for sale as a result of lower purchases. This decrease was partially offset by an increase of $2.1 million in pawn loan fees and service charges that resulted from higher average domestic pawn loan yield and higher balances as a result of new domestic retail services locations through organic growth and the acquisition during the fourth quarter of 2011 of substantially all of the assets of a seven-store chain of pawn lending locations in

Arizona which, prior to the acquisition, operated as franchised Company locations under the name “SuperPawn” (the “Pawn Partners acquisition”). This increase was partially offset by decreases in pawn loan fees and services charges from foreign markets.

For the nine-month period ended September 30, 2012 (the “current nine-month period”), net revenue increased $77.5 million, or 11.7%, to $738.9 million from $661.4 million for the same period in 2011 (the “prior year nine-month period”). Consumer loan activities accounted for 45.9% and 41.3% of total consolidated net revenue for the current nine-month period and the prior year nine-month period, respectively. Net revenue from consumer loan activities increased $66.3 million, to $339.6 million during the current quarter, which accounted for 85.6% of the overall increase in consolidated net revenue, mainly due to an increase in consumer loan fees that resulted from higher average consumer loan balances in the e-commerce segment.

Net revenue from pawn lending activities accounted for 52.6% and 57.1% of total net revenue for the current nine-month period and the prior year nine-month period, respectively. Net revenue from pawn lending activities increased $11.0 million, to $388.4 million during the current nine-month period from $377.4 million in the prior year nine-month period, which accounted for 14.3% of the increase in consolidated net revenue. The increase in the pawn-related net revenue was primarily due to an increase in pawn loan fees and service charges that resulted from higher average domestic pawn loan balances as a result of organic growth in domestic retail operations and the Pawn Partners acquisition. This increase was partially offset by a decrease in pawn loan fees and service charges from foreign markets, a decrease in gross profit on the disposition of merchandise on commercial sales due to a decrease in goods available for sale as a result of lower purchases, which decreased by $4.3 million during the current nine-month period compared to the prior year nine-month period.

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

Management provides non-GAAP financial information for informational purposes and to enhance understanding of the Company’s GAAP consolidated financial statements. Readers should consider the information in addition to, but not instead of or superior to, its financial statements prepared in accordance with GAAP. This non-GAAP financial information may be determined or calculated differently by other companies, limiting the usefulness of those measures for comparative purposes.

Adjusted Earnings Per Share. In addition to reporting financial results in accordance with GAAP, the Company has provided adjusted earnings and adjusted earnings per share, which are non-GAAP measures. Management believes that the presentation of these measures provides investors with greater transparency and facilitates comparison of operating results across a broad spectrum of companies with varying capital structures, compensation strategies, derivative instruments and amortization methods, which provides a more complete understanding of the Company’s financial performance, competitive position and prospects for the future. Management also believes that investors regularly rely on non-GAAP financial measures, such as adjusted earnings and adjusted earnings per share, to assess operating performance and that such measures may highlight trends in the Company’s business that may not otherwise be apparent when relying on financial measures calculated in accordance with GAAP. In addition, management believes that the adjustments shown below, especially the adjustments for charges related to events that occurred during the current quarter, such as the Mexico Reorganization and the withdrawal of the proposed Enova IPO, are useful to investors in order to allow them to compare the Company’s financial results for the current quarter with the previous periods shown.

The following table provides a reconciliation between net income attributable to the Company and diluted earnings per share calculated in accordance with GAAP to adjusted earnings and adjusted earnings per share, respectively, which are shown net of tax (dollars in thousands, except per share data):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2012		2011		2012		2011
	$	Per Diluted Share	$	Per Diluted Share	$	Per Diluted Share	$	Per Diluted Share
Net income attributable to Cash America International, Inc.	$11,703	$0.37	$34,777	$1.08	$82,990	$2.62	$98,136	$3.07
Adjustments:
Charges related to withdrawn Enova IPO(a)	1,941	0.06	-	-	2,461	0.08	-	-
Charges related to Mexico Reorganization, net of noncontrolling interest(b)	18,456	0.59	-	-	18,456	0.58	-	-
Subtotal	32,100	1.02	34,777	1.08	103,907	3.28	98,136	3.07
Other adjustments:
Intangible asset amortization	639	0.02	939	0.03	2,042	0.06	3,024	0.09
Non-cash equity-based compensation	564	0.02	842	0.03	2,481	0.08	2,448	0.08
Convertible debt non-cash interest and issuance cost amortization	601	0.02	559	0.02	1,766	0.06	1,650	0.05
Foreign currency transaction (gain) loss	(58)	-	483	0.01	45	-	658	0.02
Adjusted earnings	$33,846	$1.08	$37,600	$1.17	$110,241	$3.48	$105,916	$3.31

(a)

Represents charges directly related to the proposed Enova IPO that was withdrawn in July 2012. For the three months ended September 30, 2012, represents $3.1 million of charges, net tax benefit of $1.2 million. For the nine months ended September 30, 2012, represents $3.9 million of charges, net tax benefit of $1.4 million.

(b)

Represents charges related to the reorganization of the Company’s Mexico-based pawn operations. For the three and nine months ended September 30, 2012, represents $21.9 million of charges, net tax benefit of $1.2 million and noncontrolling interest of $2.2 million.

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

	Trailing 12 Months Ended September 30,
	2012	2011
Net income attributable to Cash America International, Inc.	$120,817	$132,841

Adjustments:
Depreciation and amortization expenses	71,431	52,172
Interest expense, net	28,182	24,078
Foreign currency transaction loss	279	1,421
Equity in loss of unconsolidated subsidiary	243	145
Provision for income taxes	90,570	79,401
Net loss attributable to the noncontrolling interest	(5,539)	(479)
Adjusted EBITDA	$305,983	$289,579

Adjusted EBITDA margin calculated as follows:

Total revenue	$1,782,783	$1,489,105

Adjusted EBITDA	305,983	289,579
Adjusted EBITDA as a percentage of total revenue	17.2%	19.4%

Quarter Ended September 30, 2012 Compared To Quarter Ended September 30, 2011

Pawn Lending Activities:

Pawn lending activities consist of pawn loan fees and service charges from the retail services segment during the period and the profit on disposition of collateral from unredeemed pawn loans, as well as the sale of merchandise acquired from customers directly or from third parties.

The following table sets forth selected data related to the Company’s pawn lending activities as of and for the three months ended September 30, 2012 and 2011 (dollars in thousands except where otherwise noted):

	2012			2011
Three Months Ended September 30,	Domestic	Foreign	Total	Domestic	Foreign	Total
Pawn loan fees and service charges	$73,209	$3,291	$76,500	$69,025	$5,374	$74,399
Average pawn loan balance outstanding	$232,027	$11,870	$243,897	$218,607	$20,619	$239,226
Amount of pawn loans written and renewed	$238,191	$17,655	$255,846	$240,062	$34,084	$274,146
Annualized yield on pawn loans	125.5%	110.3%	124.8%	125.3%	103.4%	123.4%
Average amount per pawn loan (in ones)	$131	$84	$122	$130	$100	$125

Gross profit margin on disposition of merchandise	31.7%	14.5%	30.3%	36.6%	20.3%	35.2%

Merchandise turnover	2.6	3.7	2.7	2.6	4.6	2.7

As of September 30,
Ending pawn loan balances	$241,261	$12,816	$254,077	$225,921	$18,520	$244,441

Ending merchandise balance, net	$160,075	$11,210	$171,285	$156,806	$9,559	$166,365

Pawn loan fees and service charges. Consolidated pawn loan balances at September 30, 2012 were $254.1 million, which was $9.6 million, or 4.0%, higher than at September 30, 2011. The average consolidated balance of pawn loans outstanding during the current quarter increased by $4.7 million, or 2.0%, compared to the prior year quarter.

Domestic pawn loan balances. Pawn loan balances in domestic locations at September 30, 2012 were $241.3 million, which was $15.3 million, or 6.8%, higher than at September 30, 2011. The average balance of domestic pawn loans outstanding during the current quarter increased by $13.4 million, or 6.1%, compared to the prior year quarter, primarily due to additional pawn loan balances resulting from the net addition of new retail services locations through organic growth and the Pawn Partners acquisition. The year-over-year increase in pawn loan balances was negatively affected by a decrease in the length of the loan period in certain markets, as described below. Domestic pawn loan fees and service charges increased $4.2 million, or 6.1%, to $73.2 million in the current quarter from $69.0 million in the prior year quarter. The increase is mainly due to higher average pawn loan balances during the current quarter. The annualized yield on domestic pawn loan balances increased slightly to 125.5% in the current quarter compared to 125.3% in the prior year quarter, partly due to an increase in the statutorily permitted rate and a decrease in the maximum loan term from 90 days to 60 days in certain locations beginning in late 2011. This change contributed to higher annualized loan yields as the average balance of pawn loans outstanding declined and customer payments of pawn loan fees and service charges occurred earlier than in prior periods. This increase was partially offset by a decrease in annualized loan yield due to a higher concentration of pawn loans in states with lower yields.

Foreign pawn loan balances. Pawn loan balances in foreign locations at September 30, 2012 were $12.8 million, which was $5.7 million, or 30.8%, lower than at September 30, 2011. The average balance of foreign pawn loans outstanding during the current quarter decreased by $8.7 million, or 42.4%, compared to the prior year quarter, primarily due to weak demand for jewelry-based pawn loans, which was partially offset by an increase in demand for loans on general merchandise at the Company’s full-service pawn lending locations in Mexico. In addition, during the second quarter of 2012, the Company reduced the loan period for foreign pawn loans from 60 days to 45 days, causing a decrease in loans outstanding. Foreign pawn loan fees and service charges decreased $2.1 million, or 38.8%, to $3.3 million in the current quarter from $5.4 million in the prior year quarter, primarily due to lower average loan balances. The annualized yield on foreign pawn loan balances increased to 110.3% in the current quarter compared to 103.4% in the prior year quarter, primarily due to a change in the rates charged on these loans during the second quarter of 2012 and the decrease in the maximum loan term from 60 days to 45 days that was implemented during the second quarter of 2012. The average amount per loan decreased to $84 in the current quarter, compared to $100 in the prior year quarter, primarily due to the effect of the change in foreign exchange rates and the modification of lending rates.

Management expects the foreign pawn loan balance to continue to decrease through the remainder of 2012 due to the reorganization activities as discussed in “General—Recent Developments—Reorganization of Mexico-based Pawn Operations and Purchase of Noncontrolling Interest” above.

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

	Three Months Ended September 30,
	2012			2011
	Retail	Commercial	Total	Retail	Commercial	Total
Proceeds from disposition	$81,947	$71,546	$153,493	$79,040	$78,846	$157,886
Gross profit on disposition	$30,023	$16,552	$46,575	$30,782	$24,830	$55,612
Gross profit margin	36.6%	23.1%	30.3%	38.9%	31.5%	35.2%
Percentage of total gross profit	64.5%	35.5%	100.0%	55.4%	44.6%	100.0%

The total proceeds from disposition of merchandise decreased $4.4 million, or 2.8%, in the current quarter compared to the prior year quarter, primarily due to lower commercial sales in the Company’s domestic and foreign operations. Total profit from the disposition of merchandise decreased $9.0 million, or 16.3%, during the current quarter compared to the prior year quarter, primarily due to lower gross profit on commercial sales. In the prior year quarter, gross profit on commercial sales was unusually high due to the higher average price per ounce of gold sold relative to the cost per ounce of gold sold. The overall profit margin percentage decreased to 30.3% in the current quarter from 35.2% in the prior year quarter, primarily due to a higher cost of goods sold on commercial sales. The consolidated merchandise turnover rate remained flat at 2.7 times during the current quarter compared to the prior year quarter.

Proceeds from retail dispositions of merchandise increased $2.9 million, or 3.7%, during the current quarter compared to the prior year quarter. Proceeds from retail dispositions in foreign retail operations increased $3.8 million due to increased sales of general merchandise. Offsetting this increase was a $0.9 million decrease in retail sales proceeds from domestic retail operations. Consolidated gross profit from retail dispositions decreased $0.8 million. Gross profit from domestic operations decreased $1.5 million, and gross profit from foreign operations increased $0.7 million. The decrease was primarily due to the continued discounting of merchandise prices to encourage retail sales activity. Despite the increase in gross profit on disposition in foreign operations, the Company’s domestic and foreign operations both experienced a decrease in gross profit margin, as the consolidated gross profit margin on the retail disposition of merchandise decreased to 36.6% in the current quarter from 38.9% in the prior year quarter.

Proceeds from commercial dispositions decreased $7.3 million, or 9.3%, during the current quarter compared to the prior year quarter. Foreign operations contributed $4.5 million of the decrease, primarily due to a lower volume of gold sold in the current quarter compared to the prior year quarter. Proceeds from commercial dispositions at domestic operations decreased by $2.8 million, primarily due to a decrease in the volume of gold sold, mainly due to a decrease in goods available for sale as a result of lower purchases. This decrease was partially offset by a higher average sales price per ounce of gold sold during the current quarter. Consolidated gross profit from commercial dispositions decreased $8.3 million, of which domestic operations contributed $6.7 million, and foreign operations contributed $1.6 million. The decrease was primarily due to a higher cost of gold sold relative to the increase in the market price per ounce of gold sold in both domestic and foreign operations. Consequently, the consolidated gross profit margin on commercial sales decreased to 23.1% in the current quarter from 31.5% in the prior year quarter.

Management expects that total gross profit margin on commercial dispositions to be slightly higher than current levels, but it will continue to be heavily influenced by the market price of gold. Management expects the profit margin on retail dispositions, excluding commercial activities, to be similar to current levels.

Total merchandise held for disposition increased during the current quarter compared to the prior year quarter, primarily due to the acquisition of 25 pawn lending locations in the states of Kentucky, North Carolina and Tennessee, as discussed in “General—Recent Developments—Acquisition of 25 Pawn Lending Locations” above. The table below summarizes the age of merchandise held for disposition related to the Company’s pawn operations before valuation allowance of $0.7 million as of both September 30, 2012 and 2011 (dollars in thousands):

	As of September 30,
	2012		2011
	Amount	%	Amount	%
Jewelry - held for one year or less	$101,464	59.0	$104,004	62.2
Other merchandise - held for one year or less	62,268	36.2	57,625	34.5
Total merchandise held for one year or less	163,732	95.2	161,629	96.7

Jewelry - held for more than one year	2,827	1.6	2,091	1.3
Other merchandise - held for more than one year	5,437	3.2	3,345	2.0
Total merchandise held for more than one year	8,264	4.8	5,436	3.3
Total merchandise held for disposition	$171,996	100.0	$167,065	100.0

Consumer Loan Activities:

Consumer loan fees. Consumer loan fees increased $42.1 million, or 25.8%, to $205.1 million in the current quarter compared to $163.0 million in the prior year quarter. The increase in consumer loan fees is primarily due to growth in the e-commerce segment.

Consumer loan loss provision. The consumer loan loss provision increased by $23.7 million, or 39.1%, to $84.3 million in the current quarter from $60.6 million in the prior year quarter. The loss provision as a percentage of consumer loan fees increased to 41.1% in the current quarter from 37.2% in the prior year quarter. The loss provision as a percentage of consumer loan fees increased in both the Company’s retail services and e-commerce segments, primarily due to a greater mix of installment loans as a percentage of the total consumer loan portfolio. Installment loans initially have a higher loss provision as a percentage of consumer loan fees than short-term loans because the loss provision is recognized on the full loan amount at the time the loan is funded and the consumer loan fees are recognized over the term of the loan. Also contributing to the increase was the expansion of the Company’s line of credit and installment loan products in the United States, which has resulted in an increase in new customers. New customers tend to have a higher risk of default than customers with a history of successfully repaying loans. The loss provision as a percentage of consumer loan fees decreased in the Company’s foreign e-commerce operations, mainly because the portfolio is beginning to have a higher percentage of customers with established payment histories. Future loss rates will continue to be influenced by the mix of new customers to existing customers and the mix of short-term to long-term products in the Company’s domestic and foreign operations.

The following table sets forth consumer loan fees by segment, adjusted for the deduction of the consumer loan loss provision for the current quarter and the prior year quarter (dollars in thousands):

	Three Months Ended September 30,
	2012			2011
	Retail Services	E-Commerce	Total	Retail Services	E-Commerce	Total
Interest and fees on short-term loans	$28,364	$137,570	$165,934	$29,741	$117,084	$146,825
Interest and fees on installment loans	3,081	36,079	39,160	2,936	13,220	16,156
Consumer loan fees	$31,445	$173,649	$205,094	$32,677	$130,304	$162,981
Consumer loan loss provision	8,061	76,238	84,299	7,513	53,063	60,576
Consumer loan fees, net of loss provision	$23,384	$97,411	$120,795	$25,164	$77,241	$102,405
Year-over-year change - $	$(1,780)	$20,170	$18,390	$880	$17,792	$18,672
Year-over-year change - %	(7.1)%	26.1%	18.0%	3.6%	29.9%	22.3%
Consumer loan loss provision as a % of consumer loan fees	25.6%	43.9%	41.1%	23.0%	40.7%	37.2%

Combined consumer loans. In addition to reporting consumer loans owned by the Company and consumer loans guaranteed by the Company, which are either GAAP items or disclosures required by GAAP, the Company has provided combined consumer loans, which is a non-GAAP measure. In addition, the Company has reported consumer loans written and renewed, which is statistical data that is not included in the Company’s financial statements. The Company also reports allowances and liabilities for estimated losses on consumer loans and on a combined basis, which are GAAP measures that are included in the Company’s financial statements.

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

Consumer loan balances. The outstanding combined portfolio balance of consumer loans, net of allowances and liability for estimated losses, increased $68.3 million, or 28.4%, to $308.7 million at September 30, 2012 from $240.4 million at September 30, 2011, primarily due to increased demand for short-term and installment loan products from the e-commerce segment in both domestic and foreign markets.

The combined consumer loan balance includes $336.1 million and $239.0 million at September 30, 2012 and 2011, respectively, of Company-owned consumer loan balances before the allowance for losses of $79.2 million and $47.3 million provided in the consolidated financial statements for September 30, 2012 and 2011, respectively. The combined loan balance also includes $55.3 million and $51.2 million at September 30, 2012 and 2011, respectively, of consumer loan balances that are guaranteed by the Company, which are not included in the Company’s financial statements, before the liability for estimated losses of $3.4 million and $2.5 million provided in the consolidated financial statements for September 30, 2012 and 2011, respectively.

The following table summarizes consumer loan balances outstanding as of September 30, 2012 and 2011 (dollars in thousands):

	As of September 30,
	2012			2011
	Company Owned(a)	Guaranteed by the Company(a)	Combined(b)	Company Owned(a)	Guaranteed by the Company(a)	Combined(b)
Ending consumer loan balances:

Retail Services
Short-term loans	$49,079	$6,904	$55,983	$48,891	$8,644	$57,535
Installment loans	9,899	6,707	16,606	8,484	6,218	14,702
Total Retail Services, gross	58,978	13,611	72,589	57,375	14,862	72,237

E-Commerce
Domestic
Short-term loans	75,435	37,952	113,387	51,829	33,514	85,343
Installment loans	38,986	-	38,986	19,856	-	19,856
Total Domestic, gross	114,421	37,952	152,373	71,685	33,514	105,199

Foreign
Short-term loans	96,561	3,708	100,269	86,987	2,842	89,829
Installment loans	66,111	-	66,111	22,930	-	22,930
Total Foreign, gross	162,672	3,708	166,380	109,917	2,842	112,759
Total E-Commerce, gross	277,093	41,660	318,753	181,602	36,356	217,958
Total ending loan balance, gross	336,071	55,271	391,342	238,977	51,218	290,195
Less: Allowance and liabilities for losses(a)	(79,246)	(3,437)	(82,683)	(47,335)	(2,487)	(49,822)
Total ending loan balance, net	$256,825	$51,834	$308,659	$191,642	$48,731	$240,373
Allowance and liability for losses as a % of combined consumer loan balances, gross(b)	23.6%	6.2%	21.1%	19.8%	4.9%	17.2%
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

Consumer loans written and renewed. The amount of combined consumer loans written and renewed was $883.7 million in the current quarter, which is an increase of $65.7 million, or 8.0%, from $818.0 million in the prior year quarter, mainly due to an increase in demand for short-term and installment loan products in domestic and foreign markets.

The average amount per consumer loan increased slightly to $532 from $514 during the current quarter compared to the prior year quarter, due largely to an increase in longer-term multi-payment installment loans, which typically have a larger average loan amount than short-term loans, and an increase in the average amount of short-term loans. Management expects the average amount per consumer loan to increase for the remainder of 2012 due to the increase in installment lending.

The following tables summarize the amount and number of the consumer loans written and renewed for the current year quarter and the prior year quarter (dollars in thousands):

	Three Months Ended September 30,
	2012			2011
	Company Owned(a)	Guaranteed by the Company(a)(b)	Combined(a)	Company Owned(a)	Guaranteed by the Company(a)(b)	Combined(a)
Amount of consumer loans written and renewed:

Retail Services
Short-term loans	$191,332	$36,343	$227,675	$196,771	$45,915	$242,686
Installment loans	2,026	4,457	6,483	1,601	5,126	6,727

Total Retail Services	193,358	40,800	234,158	198,372	51,041	249,413

E-Commerce
Domestic
Short-term loans	116,785	197,962	314,747	109,909	180,890	290,799
Installment loans	29,987	-	29,987	15,223	-	15,223

Total Domestic	146,772	197,962	344,734	125,132	180,890	306,022

Foreign
Short-term loans	251,787	17,676	269,463	231,310	15,410	246,720
Installment loans	35,380	-	35,380	15,844	-	15,844

Total Foreign	287,167	17,676	304,843	247,154	15,410	262,564

Total E-Commerce	433,939	215,638	649,577	372,286	196,300	568,586

Total amount of consumer loans written and renewed:	$627,297	$256,438	$883,735	$570,658	$247,341	$817,999

Number of consumer loans written and renewed:

Retail Services
Short-term loans	408,886	68,960	477,846	423,380	81,771	505,151
Installment loans	1,772	662	2,434	1,554	977	2,531

Total Retail Services	410,658	69,622	480,280	424,934	82,748	507,682

E-Commerce
Domestic
Short-term loans	388,650	271,250	659,900	342,634	258,705	601,339
Installment loans	31,444	-	31,444	11,799	-	11,799

Total Domestic	420,094	271,250	691,344	354,433	258,705	613,138

Foreign
Short-term loans	434,578	23,146	457,724	433,216	22,251	455,467
Installment loans	30,336	-	30,336	13,967	-	13,967

Total Foreign	464,914	23,146	488,060	447,183	22,251	469,434

Total E-Commerce	885,008	294,396	1,179,404	801,616	280,956	1,082,572

Total number of consumer loans written and renewed	1,295,666	364,018	1,659,684	1,226,550	363,704	1,590,254

(a)	The disclosure regarding the amount and number of consumer loans written and renewed is statistical data that is not included in the Company’s financial statements.
(b)	Loans guaranteed by the Company represent loans originated by third-party lenders through the CSO programs.

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

The combined allowance and liability for estimated losses as a percentage of combined consumer loans and fees receivable balance increased for the current quarter to 21.1% from 17.2% in the prior year quarter, primarily due to the change in the mix of loans in the e-commerce segment, as discussed in the “Consumer loan loss provision” section above.

The following table summarizes the consumer loan loss provision for the current quarter and the prior year quarter (dollars in thousands):

	Three Months Ended September 30,
	2012	2011
Consumer loan loss provision:
Loss provision on Company owned consumer loans	$83,657	$60,226
Loss provision on consumer loans guaranteed by the Company(a)	642	350

Combined consumer loan loss provision	$84,299	$60,576

Charge-offs, net of recoveries	$74,982	$50,102

(a)	Represents loss provision on loans originated by third-party lenders through the CSO programs.

Due to the nature of the Company’s consumer loan products and the high velocity of loans written and renewed, seasonal trends are evidenced in quarter-to-quarter performance. In the typical business cycle, the combined consumer loan loss provision as a percent of combined consumer loans written and renewed is lowest in the first quarter and increases throughout the year, with the final two quarters generally combining for the peak levels of loss provision expense. The loss provision as a percentage of combined loans written and renewed increased to 9.5% in the current quarter compared to 7.4% in the prior year quarter, primarily due to growth of installment loans and line of credit accounts in the United States, both of which have a higher percentage of new customers.

The following table shows consumer loan balances and fees and the relationship of the allowance for losses to the combined balances of consumer loans for each of the last five quarters (dollars in thousands):

	2011		2012
	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter
Consumer loan balances and fees receivable:
Gross – Company owned	$238,977	$285,850	$259,078	$296,938	$336,071
Gross – Guaranteed by the Company(a)	51,218	59,423	44,503	53,985	55,271

Combined consumer loans and fees receivable, gross(b)	$290,195	$345,273	$303,581	$350,923	$391,342
Allowance and liability for losses on consumer loans	49,822	66,134	60,706	73,366	82,683

Combined consumer loans and fees receivable, net(b)	$240,373	$279,139	$242,875	$277,557	$308,659

Allowance and liability for losses as a % of combined consumer loans and fees receivable, gross(b)	17.2%	19.2%	20.0%	20.9%	21.1%

(a)	Represents loans originated by third-party lenders through the CSO programs, which are not included in the Company’s financial statements.
(b)	Non-GAAP measure.

The following table shows the Company’s loss experience relative to the volume of consumer loans for each of the last five quarters (dollars in thousands):

	2011		2012
	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter
Consumer loans written and renewed:(a)
Company owned	$570,658	$613,153	$553,713	$588,422	$627,297
Guaranteed by the Company(b)	247,341	257,693	219,306	237,962	256,438

Combined consumer loans written and renewed	$817,999	$870,846	$773,019	$826,384	$883,735

Combined consumer loan loss provision as a % of combined consumer loans written and renewed(a)	7.4%	9.2%	8.1%	8.8%	9.5%
Charge-offs (net of recoveries) as a % of combined consumer loans written and renewed(a)	6.1%	7.4%	8.8%	7.2%	8.5%
Combined consumer loan loss provision as a % of consumer loan fees	37.2%	44.7%	36.1%	40.1%	41.1%

(a)	The disclosure regarding the amount of consumer loans written and renewed is statistical data that is not included in the Company’s financial statements.
(b)	Represents loans originated by third-party lenders through the CSO programs, which are not included in the Company’s financial statements.

Total Expenses. The table below shows total expenses by segment, for corporate operations and by significant category for the current quarter and the prior year quarter (dollars in thousands):

	Three Months Ended September 30,
	2012				2011
	Retail Services	E-Commerce	Corporate	Total	Retail Services	E-Commerce	Corporate	Total
Operations and administration:
Personnel	$52,737	$20,671	$12,310	$85,718	$54,271	$17,269	$11,436	$82,976
Occupancy	28,715	2,208	1,100	32,023	23,845	1,897	956	26,698
Marketing	2,918	30,079	45	33,042	2,520	21,046	46	23,612
Other	14,709	11,490	4,233	30,432	12,921	7,411	3,821	24,153
Total operations and administration	99,079	64,448	17,688	181,215	93,557	47,623	16,259	157,439

Depreciation and amortization	20,072	3,379	3,623	27,074	8,578	2,852	3,420	14,850
Total expenses	$119,151	$67,827	$21,311	$208,289	$102,135	$50,475	$19,679	$172,289
Year-over-year change - $
Operations and administration	$5,522	$16,825	$1,429	$23,776	$13,102	$9,252	$1,438	$23,792
Depreciation and amortization	11,494	527	203	12,224	2,384	778	1,266	4,428
Total	$17,016	$17,352	$1,632	$36,000	$15,486	$10,030	$2,704	$28,220
Year-over-year change - %	16.7%	34.4%	8.3%	20.9%	17.9%	24.8%	15.9%	19.6%

Total expenses increased $36.0 million, or 20.9%, to $208.3 million in the current quarter compared to $172.3 million in the prior year quarter. Total expenses for the retail services segment increased $17.0 million, or 16.7%, to $119.2 million during the current quarter compared to $102.1 million in the prior year quarter. Expenses of $14.1 million related to the Mexico Reorganization are included in the retail services segment total expenses in the current quarter. See “General—Recent Developments—Reorganization of Mexico-based Pawn Operations and Purchase of Noncontrolling Interest” above for information regarding the Mexico Reorganization. Total expenses for the e-commerce segment increased $17.4 million, or 34.4%, to $67.8 million in the current quarter. Charges of $3.1 million related to activities associated with the potential public offering of Enova, which was withdrawn in July 2012, are included in the e-commerce segment in the current quarter. See “General—Recent Developments—Withdrawal of Proposed Initial Public Offering of Enova International, Inc.” section above for information regarding the withdrawal of this proposed IPO.

Operations and administration expense. Operations and administration expense for the retail services segment increased $5.5 million, or 5.9%, to $99.1 million during the current quarter. Personnel expense for the retail services segment decreased $1.5 million, or 2.8%, during the current quarter, primarily due to a decrease in short term incentives, partially offset by an increase of $0.8 million of initial employee termination costs related to the Mexico Reorganization. Occupancy expense increased $4.9 million, or 20.4%, during the current quarter, primarily due to normal rent increases, organic growth, the locations acquired during 2011 due to the Pawn Partners acquisition and lease termination costs related to the Mexico Reorganization of approximately $1.0 million. Other expenses increased $1.8 million during the current quarter, primarily due to impairment charges on other assets related to the Mexico Reorganization.

Operations and administration expense for the e-commerce segment increased $16.8 million, or 35.3%, to $64.4 million during the current quarter compared to the prior year quarter. Personnel expense increased $3.4 million, or 19.7%, primarily due to the addition of new personnel to support the e-commerce segment’s growth in foreign markets. Marketing expense increased $9.0 million, or 42.9%, mainly due to the online lending channel’s efforts to expand the Company’s customer base in both domestic and foreign markets. The increase in other expenses was primarily due to costs related to the proposed IPO of Enova and associated activities, including $3.1 million of deferred expenses directly related to the proposed IPO, which were expensed during the current quarter due to the withdrawal of the Registration Statement on July 25, 2012.

Corporate administration expense increased $1.4 million, or 8.8%, to $17.7 million in the current quarter compared to $16.3 million in the prior year quarter, primarily due to an increase in legal and consulting fees and an increase in health insurance costs compared to the prior year quarter.

Depreciation and Amortization. Depreciation and amortization expense at the retail services segment increased $11.5 million, or 134.0%, to $20.1 million, primarily due to impairment charges in the Company’s Mexico operations on property and equipment, indefinite-lived intangible assets and other intangible assets of $6.0 million, $2.5 million and $2.6 million, respectively. Depreciation and amortization expenses at the e-commerce segment increased $0.5 million, or 18.5%, to $3.4 million. Depreciation and amortization expenses for corporate operations increased $0.2 million, or 5.9%, to $3.6 million.

Expenses related to the Reorganization of Mexico-based Pawn Operations. As discussed in “Operations and administration expense” and “Depreciation and amortization” above, in connection with the Mexico Reorganization, the Company recognized $21.9 million in reorganization charges during the current quarter. The Company expects to incur an additional $6.0 million to $10.0 million in charges in the fourth quarter of 2012, consisting of employee termination costs, lease termination costs and other costs related to the remaining reorganization activities.

The following table summarizes the charges recognized for the three and nine months ended September 30, 2012 related to the Mexico Reorganization (dollars in thousands):

Type of expense	Description	Amount
Operations and administrative expense	Employee termination costs	$835
Operations and administrative expense	Lease termination costs	975
Operations and administrative expense	Impairment of other assets	1,211
Depreciation and amortization	Impairment of property and equipment	5,995
Depreciation and amortization	Impairment of intangible assets	5,086
Provision for income taxes	Deferred tax asset valuation allowance	7,161
Revenue	Uncollectible receivables	645

Total charges related to the Mexico Reorganization		$21,908

Interest Expense. Interest expense increased $0.3 million, or 4.8%, to $7.2 million in the current quarter as compared to $6.9 million in the prior year quarter. The Company’s effective blended borrowing cost remained flat at 4.8% in the current quarter compared to the prior year quarter. During the current quarter, the average amount of debt outstanding increased $33.7 million, to $523.3 million from $489.6 million during the prior year quarter, primarily due to an increase in debt outstanding during the current quarter as a result of the Pawn Partners acquisition during the fourth quarter of 2011. The Company incurred non-cash interest expense of $1.0 million in the current quarter from its Convertible Notes due 2029 (the “2009 Convertible Notes”).

Income Taxes. The Company’s effective tax rate increased to 76.0% for the current quarter from 37.8% for the prior year quarter. Based on the Company’s analysis of its deferred tax assets as of September 30, 2012, and in conjunction with the Mexico Reorganization, the Company does not believe the deferred tax assets of Creazione of approximately $7.2 million as of June 30, 2012 will be realizable; therefore, the Company recognized a valuation allowance with respect to these deferred tax assets during the current quarter. In addition, for the current quarter, the Company recognized a deferred tax asset and an offsetting valuation allowance of approximately $5.4 million, due to continued losses incurred during that period at its Mexico-based pawn operations. The deferred tax asset valuation allowance as of September 30, 2012 was $12.6 million, which increased the effective tax rate in the current quarter compared to the prior year quarter. See “Critical Accounting Policies – Income Taxes” above.

Net loss attributable to the noncontrolling interest. Net loss attributable to the noncontrolling interest increased by $3.5 million in the current quarter compared to the prior year quarter, primarily due to increased losses in foreign retail services operations and expenses related to the Mexico Reorganization.

Prior to 2012, the Company had a contractual relationship with a third party entity, Huminal, S.A. de C.V., a Mexican sociedad anónima de capital variable (“Huminal”), to compensate and maintain the labor force of its Mexico pawn operations. On January 1, 2012, the labor force of the Mexico pawn operations was transferred from Huminal to a wholly-owned subsidiary of Creazione. However, Prenda Fácil qualifies as the primary beneficiary of Huminal in accordance with FASB ASC 810. Therefore, the results and balances of Huminal are consolidated and allocated to net income attributable to noncontrolling interests. Upon completing the purchase of the noncontrolling interest in

Creazione in September 2012, Huminal became the only remaining noncontrolling interest reported by the Company.

Nine Months Ended September 30, 2012 Compared To Nine Months Ended September 30, 2011

Pawn Lending Activities:

The following table sets forth selected data related to the Company’s pawn lending activities as of and for the nine-month periods ended September 30, 2012 and 2011 (dollars in thousands except where otherwise noted):

	2012			2011
Nine Months Ended September 30,	Domestic	Foreign	Total	Domestic	Foreign	Total
Pawn loan fees and service charges	$210,807	$10,643	$221,450	$190,409	$15,725	$206,134
Average pawn loan balance outstanding	$220,494	$13,843	$234,337	$197,316	$20,875	$218,191
Amount of pawn loans written and renewed	$675,000	$51,478	$726,478	$641,260	$80,483	$721,743
Annualized yield on pawn loans	127.7%	102.7%	126.2%	129.0%	100.7%	126.3%
Average amount per pawn loan (in ones)	$130	$89	$122	$125	$104	$122
Gross profit margin on disposition of merchandise	33.8%	11.5%	32.2%	37.9%	16.2%	36.1%
Merchandise turnover	3.0	3.8	3.0	2.8	5.3	3.0

As of September 30,
Ending pawn loan balances	$241,261	$12,816	$254,077	$225,921	$18,520	$244,441

Ending merchandise balance, net	$160,075	$11,210	$171,285	$156,806	$9,559	$166,365

Pawn loan fees and service charges. Consolidated pawn loan balances at September 30, 2012 were $254.1 million, which was $9.6 million, or 4.0%, higher than at September 30, 2011. The average consolidated balance of pawn loans outstanding for the current nine-month period increased by $16.1 million, or 7.4%, compared to the prior year nine-month period.

Domestic pawn loan balances. The average balance of domestic pawn loans outstanding during the current nine-month period increased by $23.2 million, or 11.7%, compared to the prior year nine-month period, primarily due to additional pawn loan balances resulting from the net addition of new retail services locations through organic growth and the Pawn Partners acquisition. Higher average gold prices have contributed to the growth in pawn loan balances in domestic markets, as increased collateral values have supported customer demand, resulting in an increase in the average amount per loan, to $130 for the current nine-month period, compared to $125 in the prior year nine-month period. The year-over-year increase in pawn loan balances was negatively affected by a decrease in the length of the loan period in certain markets, as described below. Domestic pawn loan fees and service charges increased $20.4 million, or 10.7%, to $210.8 million in the current nine-month period from $190.4 million in the prior year nine-month period. The increase is mainly due to higher average pawn loan balances during the current nine-month period, which contributed $22.4 million of the increase, partially offset by lower annualized yield on pawn loans, which decreased pawn loan fees and service charges by $2.0 million during the current nine-month period. The lower pawn loan yield in the domestic portfolio is mainly due to a higher concentration of pawn loans in states with lower statutory loan yields, which was partially offset by a higher pawn loan yield on some of the Company’s pawn loans resulting from an increase in the statutorily permitted rate and a decrease in the maximum loan term from 90 days to 60 days in certain locations beginning in late 2011. This change contributed to higher annualized loan yields as the average balance of pawn loans outstanding declined and customer payments of pawn loan fees and service charges occurred earlier than in prior periods.

Foreign pawn loan balances. The average balance of foreign pawn loans outstanding during the current nine-month period decreased by $7.0 million, or 33.7%, compared to the prior year nine-month period, primarily due to weak demand for jewelry-based pawn loans, which was partially offset by an increase in demand for loans on general merchandise. In addition, during the current nine-month period, the Company reduced the loan period from 60 to 45 days, causing a decrease in loans outstanding. Foreign pawn loan fees and service charges decreased $5.1 million, or 32.3%, to $10.6 million in the current nine-month period from $15.7 million in the prior year nine-month period. The decrease is mainly due to lower average pawn loan balances during the current nine-month period. The annualized yield on foreign pawn loan balances increased to 102.7% in the current nine-month period compared to 100.7% in the prior year nine-month period, due to a change in the rates charged on these loans during the current nine-month period and the decrease in the maximum loan term from 60 days to 45 days during the current nine-month period. The average amount per loan decreased to $89 in the current nine-month period, compared to $104 in the prior year nine-month period, primarily due to the effect of the change in foreign exchange rates and the modification of lending rates.

Proceeds from disposition of merchandise. The following table summarizes the proceeds from the disposition of merchandise and the related profit for the current nine-month period and the prior year nine-month period (dollars in thousands):

	Nine Months Ended September 30,
	2012			2011
	Retail	Commercial	Total	Retail	Commercial	Total
Proceeds from disposition	$277,602	$ 240,230	$517,832	$253,272	$220,416	$473,688
Gross profit on disposition	$103,470	$63,484	$166,954	$99,908	$71,308	$171,216
Gross profit margin	37.3%	26.4%	32.2%	39.4%	32.4%	36.1%
Percentage of total gross profit	62.0%	38.0%	100.0%	58.4%	41.6%	100.0%

The total proceeds from disposition of merchandise increased $44.1 million, or 9.3%, during the current nine-month period from the prior year nine-month period. The total gross profit from the disposition of merchandise decreased $4.3 million, or 2.5%, during the current nine-month period from the prior year nine-month period, primarily due to lower gross profit on commercial sales. The overall profit margin percentage decreased to 32.2% in the current nine-month period from 36.1% in the prior year nine-month period, primarily due to a higher cost of goods sold on commercial sales compared to the prior year nine-month period. The consolidated merchandise turnover rate remained flat at 3.0 times during the current nine-month period compared to the prior year nine-month period.

Proceeds from retail dispositions of merchandise increased $24.3 million, or 9.6%, during the current nine-month period from the prior year nine-month period. Domestic retail operations contributed $14.6 million of the increase, primarily due to the net addition of new retail services locations through organic growth and the Pawn Partners acquisition. Foreign retail operations contributed $9.7 million of the increase, primarily due to increased sales of general merchandise in the current nine-month period compared to the prior year nine-month period. The Company’s domestic and foreign operations both experienced a decrease in gross profit margin, as the consolidated gross profit margin on the retail disposition of merchandise decreased to 37.3% in the current nine-month period from 39.4% in the prior year nine-month period. The decrease was primarily due to the continued discounting of merchandise prices to encourage retail sales activity.

Proceeds from commercial dispositions increased $19.8 million, or 9.0%, during the current nine-month period over the prior year nine-month period. Domestic operations contributed $31.2 million of the increase primarily due to a higher average price per ounce of gold sold, partially offset by a decrease in the volume of gold sold during the current nine-month period compared to the prior year nine-month period. Proceeds from dispositions in foreign operations decreased $11.4 million, primarily due to a lower volume of gold sold in the current nine-month period compared to the prior year nine-month period. The decrease in volume of gold sold was primarily due to a decrease in goods available for sale as a result of lower purchases. Consolidated gross profit from commercial dispositions decreased $7.8 million to $63.5 million, of which domestic operations contributed $4.0 million and foreign operations contributed $3.8 million. The decrease was mainly due to a higher cost of gold sold relative to the increase in the market price per ounce of gold sold in both domestic and foreign operations. The gross profit margin on commercial sales decreased to 26.4% in the current nine-month period from 32.4% in the prior year nine-month period, primarily due to an increase in the cost per ounce of gold sold in both domestic and foreign operations.

Consumer Loan Activities:

Consumer loans fees. Consumer loan fees increased $140.2 million, or 33.5%, to $558.7 million in the current nine-month period, compared to $418.5 million in the prior year nine-month period. The increase in consumer loan fees is primarily due to growth in the e-commerce segment.

Consumer loan loss provision. The consumer loan loss provision increased by $73.9 million, or 50.9%, to $219.1 million in the current nine-month period from $145.2 million in the prior year nine-month period. The loss provision as a percentage of consumer loan fees increased to 39.2% in the current nine-month period from 34.7% in the prior year nine-month period. The loss provision as a percentage of consumer loan fees increased in both the Company’s retail services and e-commerce segments, primarily due to a greater mix of installment loans as a percentage of the total consumer loan portfolio. Installment loans initially have a higher loss provision as a percentage of consumer loan fees than short-term loans because the loss provision is recognized on the full loan amount at the time the loan is funded and the consumer loan fees are recognized over the term of the loan. Also contributing to the increase was the expansion of the Company’s line of credit and installment loan products in the United States, which has resulted in an increase in new customers. New customers tend to have a higher risk of default than customers with a history of successfully repaying loans. The loss provision as a percentage of consumer loan fees decreased in the Company’s foreign e-commerce operations, mainly because the portfolio is beginning to have a higher percentage of customers with established payment histories. Future loss rates will continue to be influenced by the mix of new customers to existing customers and the mix of short-term to long-term products in the Company’s domestic and foreign operations.

The following table sets forth consumer loan fees by segment adjusted for the deduction of the loan loss provision for the current and the prior year nine-month periods (dollars in thousands):

	Nine Months Ended September 30,
	2012			2011
	Retail Services	E-Commerce	Total	Retail Services	E-Commerce	Total
Interest and fees on short-term loans	$81,169	$385,268	$466,437	$79,503	$304,153	$383,656
Interest and fees on installment loans	8,227	83,992	92,219	6,329	28,537	34,866
Consumer loan fees	$89,396	$469,260	$558,656	$85,832	$332,690	$418,522
Consumer loan loss provision	19,130	199,949	219,079	15,452	129,753	145,205
Consumer loan fees, net of loss provision	$70,266	$269,311	$339,577	$70,380	$202,937	$273,317
Year-over-year change - $	$(114)	$66,374	$66,260	$(225)	$44,329	$44,104
Year-over-year change - %	(0.2)%	32.7%	24.2%	(0.3)%	27.9%	19.2%
Consumer loan loss provision as a % of consumer loan fees	21.4%	42.6%	39.2%	18.0%	39.0%	34.7%

Consumer loans written and renewed. The amount of combined consumer loans written and renewed was $2.48 billion in the current nine-month period, which is an increase of $322.8 million, or 14.9%, from $2.16 billion in the prior year nine-month period, mainly due to significant growth in short-term and installment loans written and renewed from the e-commerce segment in foreign markets and the expansion of the Company’s installment loan and line of credit products in the United States.

The average amount per consumer loan increased to $523 from $510 during the current nine-month period compared to the prior year nine-month period, due largely to an increase in longer-term multi-payment installment loans, which typically have a larger average loan amount than short-term single-payment loans and an increase in the average amount per short-term single-payment loan.

The following tables summarize the amount and number of the consumer loans written and renewed for the current and the prior year nine-month periods (dollars in thousands):

	Nine Months Ended September 30,
	2012			2011
	Company Owned(a)	Guaranteed by the Company(a)(b)	Combined(a)	Company Owned(a)	Guaranteed by the Company(a)(b)	Combined(a)
Amount of consumer loans written and renewed:

Retail Services
Short-term loans	$544,930	$109,005	$653,935	$534,182	$128,431	$662,613
Installment loans	5,690	10,613	16,303	6,580	10,193	16,773

Total Retail Services	550,620	119,618	670,238	540,762	138,624	679,386

E-Commerce
Domestic
Short-term loans	330,986	541,364	872,350	315,472	491,424	806,896
Installment loans	57,354	-	57,354	28,262	-	28,262

Total Domestic	388,340	541,364	929,704	343,734	491,424	835,158

Foreign
Short-term loans	738,682	52,724	791,406	568,507	40,476	608,983
Installment loans	91,790	-	91,790	36,797	-	36,797

Total Foreign	830,472	52,724	883,196	605,304	40,476	645,780

Total E-Commerce	1,218,812	594,088	1,812,900	949,038	531,900	1,480,938

Total amount of consumer loans written and renewed:	$1,769,432	$713,706	$2,483,138	$1,489,800	$670,524	$2,160,324

Number of consumer loans written and renewed:

Retail Services
Short-term loans	1,159,449	200,636	1,360,085	1,155,859	226,068	1,381,927
Installment loans	5,252	1,506	6,758	5,101	2,039	7,140

Total Retail Services	1,164,701	202,142	1,366,843	1,160,960	228,107	1,389,067

E-Commerce
Domestic
Short-term loans	1,075,228	741,152	1,816,380	957,228	693,814	1,651,042
Installment loans	57,255	-	57,255	24,630	-	24,630

Total Domestic	1,132,483	741,152	1,873,635	981,858	693,814	1,675,672

Foreign
Short-term loans	1,359,841	69,645	1,429,486	1,077,980	61,340	1,139,320
Installment loans	80,539	-	80,539	32,185	-	32,185

Total Foreign	1,440,380	69,645	1,510,025	1,110,165	61,340	1,171,505

Total E-Commerce	2,572,863	810,797	3,383,660	2,092,023	755,154	2,847,177

Total number of consumer loans written and renewed	3,737,564	1,012,939	4,750,503	3,252,983	983,261	4,236,244

(a)	The disclosure regarding the amount and number of consumer loans written and renewed is statistical data that is not included in the Company’s financial statements.
(b)	Loans guaranteed by the Company represent loans originated by third-party lenders through the CSO programs.

The following table summarizes the consumer loan loss provision for the current and the prior year nine-month periods (dollars in thousands):

	Nine Months Ended September 30,
	2012	2011
Consumer loan loss provision:
Loss provision on Company owned consumer loans	$218,704	$145,556
Loss provision on consumer loans guaranteed by the Company(a)(b)	375	(351)

Combined consumer loan loss provision	$219,079	$145,205

Charge-offs, net of recoveries	$202,530	$137,174

(a) Represents loss provisions on loans originated by third-party lenders through the CSO programs.
(b) The loss provision on consumer loans guaranteed by the Company for the nine months ended September 30, 2011 is a credit balance due to improved collection rates.

Total Expenses. The table below shows total expense by segment, for corporate operations and by significant category for the current nine-month period and the prior year nine-month period (dollars in thousands):

	Nine Months Ended September 30,
	2012				2011
	Retail Services	E-Commerce	Corporate	Total	Retail Services	E-Commerce	Corporate	Total
Operations and administration:
Personnel	$164,359	$58,144	$33,767	$256,270	$156,587	$47,609	$34,326	$238,522
Occupancy	81,455	6,340	3,175	90,970	71,233	5,054	2,549	78,836
Marketing	9,612	76,904	110	86,626	9,934	50,018	90	60,042
Other	39,132	27,150	15,412	81,694	37,333	18,800	12,080	68,213
Total operations and administration	294,558	168,538	52,464	515,560	275,087	121,481	49,045	445,613

Depreciation and amortization	36,967	9,281	10,634	56,882	23,818	8,574	7,208	39,600
Total expenses	$331,525	$177,819	$63,098	$572,442	$298,905	$130,055	$56,253	$485,213

Year-over-year change - $
Operations and administration	$19,471	$47,057	$3,419	$69,947	$34,598	$22,216	$5,708	$62,522
Depreciation and amortization	13,149	707	3,426	17,282	4,573	2,439	1,233	8,245
Total	$32,620	$47,764	$6,845	$87,229	$39,171	$24,655	$6,941	$70,767
Year-over-year change - %	10.9%	36.7%	12.2%	18.0%	15.1%	23.4%	14.1%	17.1%

Total expenses increased $87.2 million, or 18.0%, to $572.4 million in the current nine-month period compared to the prior year nine-month period. Total expenses at the retail services segment increased $32.6 million, or 10.9%, to $331.5 million during the current nine-month period compared to $298.9 million in the prior year nine-month period. Expenses of $14.1 million related to the Mexico Reorganization are included in the retail services segment total expenses in the current nine-month period. See “General—Recent Developments—Reorganization of Mexico-based Pawn Operations and Purchase of Noncontrolling Interest” above. Total expenses for the e-commerce segment increased $47.7 million, or 36.7%, to $177.8 million in the current nine-month period compared to $130.1 million in the prior year nine-month period. Charges of $3.1 million related to activities associated with the potential public offering of Enova, which was withdrawn in July 2012, are included in the e-commerce segment in the current nine-month period. See “General—Recent Developments—Withdrawal of Proposed Initial Public Offering of Enova International, Inc.” section above for information regarding the withdrawal of this proposed IPO.

Operations and administration expense. Operations and administration expense for the retail services segment increased $19.5 million, or 7.1%, to $294.6 million during the current nine-month period compared to the prior year nine-month period. Personnel expense for the retail services segment increased $7.8 million, or 5.0%, during the current nine-month period, primarily due to normal personnel additions, merit increases and incentive program accruals due to additional personnel resulting from organic growth and the Pawn Partners acquisition and $0.8 million of employee termination costs related to the Mexico Reorganization. Occupancy expense increased $10.2 million, or 14.4%, during the current nine-month period, primarily due to normal rent increases, organic growth, the locations acquired during 2011 due to the Pawn Partners acquisition and lease termination costs related to the Mexico Reorganization of approximately $1.0 million. Other expenses increased $1.8 million during the current nine-month period, primarily due to impairment charges on other assets related to the Mexico Reorganization.

Operations and administration expense for the e-commerce segment increased $47.1 million, or 38.7%, to $168.5 million during the current nine-month period. Personnel expense increased $10.5 million, or 22.1%, primarily due to the addition of new personnel to support the e-commerce segment’s growth in foreign markets. Marketing expense increased $26.9 million, or 53.8%, mainly due to the online lending channel’s efforts to expand the Company’s customer base in both domestic and foreign markets. The increase in other expenses was primarily due to costs related to the proposed IPO of Enova and associated activities, including $3.1 million of deferred expenses directly related to the proposed IPO, which were expensed during the current nine-month period due to the withdrawal of the Registration Statement on July 25, 2012.

Corporate administration expense increased $3.4 million, or 7.0%, to $52.5 million in the current nine-month period, primarily due to increased personnel expense and expenses for due diligence conducted on an abandoned acquisition opportunity in a foreign market, which were $2.3 million in the current nine-month period.

Depreciation and Amortization. Depreciation and amortization expense at the retail services segment increased $13.1 million, or 55.2%, to $37.0 million, primarily due to impairment charges in the Company’s Mexico operations on property and equipment, indefinite-lived intangible assets and other intangible assets of $6.0 million, $2.5 million and $2.6 million, respectively. The remaining increase is mainly due to additional depreciation expense associated with the Company’s new proprietary domestic point-of-sale system, locations acquired in the Pawn Partners acquisition during the fourth quarter of 2011, and normal facility upgrades and remodels. Depreciation and amortization expenses at the e-commerce segment increased $0.7 million, or 8.2%, to $9.3 million. Depreciation and amortization expenses for corporate operations increased $3.4 million or 47.5%, to $10.6 million, primarily related to additional depreciation expense associated with the Company’s new proprietary domestic point-of-sale system.

Interest Expense. Interest expense increased $2.8 million, or 15.1%, to $21.1 million in the current nine-month period as compared to $18.3 million in the prior year nine-month period. The average amount of debt outstanding increased $46.5 million, to $494.4 million during the current nine-month period from $447.9 million during the prior year nine-month period, primarily due to borrowings associated with the Pawn Partners acquisition during the fourth quarter of 2011. The Company’s effective blended borrowing cost remained flat at 4.9% in the current nine-month period and in the prior year nine-month period. The Company incurred non-cash interest expense of $2.8 million in the current nine-month period from the 2009 Convertible Notes.

Income Taxes. The Company’s effective tax rate was 46.5% in the current nine-month period compared to 37.8% in the prior year nine-month period. Based on the Company’s analysis of its deferred tax assets as of September 30, 2012, and in conjunction with the Mexico Reorganization, the Company does not believe the deferred tax assets of Creazione of approximately $7.2 million as of June 30, 2012 will be realizable; therefore, the Company recognized a valuation allowance with respect to these deferred tax assets during the current quarter. In addition, for the current quarter, the Company recognized a deferred tax asset and an offsetting valuation allowance of approximately $5.4 million, due to continued losses incurred during that period at its Mexico-based pawn operations. The deferred tax asset valuation allowance as of September 30, 2012 was $12.6 million, which increased the effective tax rate in the current nine-month period compared to the prior year nine-month period.

Net loss attributable to the noncontrolling interest. Net loss attributable to the noncontrolling interest increased by $4.7 million from the prior year nine-month period to the current nine-month period, primarily due to increased losses in foreign retail services operations and expenses related to the Mexico Reorganization.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows Highlights

The Company’s cash flows and other key indicators of liquidity are summarized as follows (dollars in thousands):

	Nine Months Ended September 30,
	2012	2011

Cash flows provided by operating activities	$357,846	$300,605

Cash flows used in investing activities

Pawn loans	$(4,888)	$(47,940)
Consumer loans	(250,565)	(191,457)
Acquisitions	(56,919)	-
Property and equipment additions	(58,566)	(51,795)
Other investing	(784)	(5,450)

Total cash flows used in investing activities	$(371,722)	$(296,642)

Cash flows used in financing activities	$26,215	$10,593

Working capital	$719,908	$624,505
Current ratio	5.3 x	5.5 x
Merchandise turnover	3.0 x	3.0 x
Debt to Adjusted EBITDA ratio(a)	1.9 x	1.7 x

(a)	Non-GAAP measure. See “Overview—Non-GAAP Disclosure—Adjusted EBITDA” section above for a reconciliation of Adjusted EBITDA to Net Income attributable to the Company.

Cash flows from operating activities. Net cash provided by operating activities increased $57.2 million, or 19.0%, from $300.6 million for the prior year nine-month period to $357.8 million for the current nine-month period. The significant components of the increase in net cash provided by operating activities during the current nine-month period compared to the prior year nine-month period included a $73.9 million increase in the consumer loan loss provision, a non-cash expense, primarily as a result of growth in the e-commerce segment, and a $23.4 million decrease in merchandise purchased from customers and third parties. The increase in cash provided by operating activities was partially offset by decreases in cash provided by current income taxes of $20.6 million and deferred income taxes of $24.6 million. The decrease in cash provided by these tax-related items was primarily driven by a $30.2 million source of cash included in the prior year nine-month period with no comparable amount in the current nine-month period, which related to changes in deferred income taxes resulting from a change in the timing of tax deductions for internally-developed software costs partially offset by a $7.2 million valuation allowance recognized on deferred tax assets as part of the Mexico Reorganization as described below.

During the third quarter of 2012, the Company announced the Mexico Reorganization. See “General—Recent Developments—Reorganization of Mexico-based Pawn Operations and Purchase of Noncontrolling Interest” above. While the Company recognized $21.9 million of charges related to the reorganization, these charges did not have a material impact on the Company’s cash flows from operations for the current nine-month period. The primary components of these charges are reflected as an $11.1 million increase in depreciation and amortization and a $7.2 million decrease to deferred income taxes (as discussed above), both of which are non-cash items. The remaining charges are reflected in changes to other operating assets and liabilities on the consolidated statement of cash flows. The Company expects to incur an additional $6.0 million to $10.0 million in charges in the fourth quarter of 2012, of which approximately $5.0 million to $6.0 million are expected to be paid in cash, consisting of employee termination costs, lease termination costs and other costs related to the reorganization.

Management believes that its expected cash flows from operations and available cash balances and borrowings will be sufficient to fund the Company’s operating liquidity needs.

Cash flows from investing activities. Net cash used in investing activities increased $75.1 million, or 25.3%, from $296.6 million in the prior year nine-month period to $371.7 million in the current nine-month period. The primary components of this increase were $56.9 million of cash used for acquisitions and $59.1 million of cash used in consumer loan lending activities as a result of growth in loans written from the Company’s e-commerce business. These uses were offset by a $43.1 million increase in cash provided by pawn lending activities, primarily due to a lower rate of growth in the Company’s domestic pawn loan portfolio and lower balances in the Mexico pawn loan portfolio compared to the prior year nine-month period.

On September 27, 2012, the Company entered into an agreement to acquire substantially all of the assets of a chain of 25 pawn lending locations located in Kentucky, North Carolina, and Tennessee. The Company has assumed the economic benefits of all of these pawnshops by operating them under a management arrangement that commenced on September 27, 2012. The aggregate cash consideration for this transaction, which was funded with borrowings under the Company’s line of credit, was approximately $55.1 million, of which $52.0 million was paid during the current quarter. The goodwill of $31.5 million arising from the acquisition consists largely of the synergies and economies of scale expected from combining the operations of the Company and these pawn lending locations. See “General—Recent Developments—Acquisition of 25 Pawn Lending Locations.” The final closing for each location will occur following receipt of all applicable licensing and regulatory approvals.

Management anticipates that expenditures for property and equipment related to its domestic and foreign operations for the remainder of 2012 will be between $20.0 million and $30.0 million, primarily for the remodeling of selected operating units, for the rollout of product delivery and information systems and for the establishment or acquisition of up to 10 retail services locations. This amount does not include $15.5 million related to a previously announced planned acquisition of nine Arizona pawn lending locations that was completed in late October 2012 and funded with borrowings under the Company’s line of credit. See “General—Recent Developments—Fourth Quarter Acquisition of 9 Pawn Lending Locations” for more information about this acquisition.

Cash flows from financing activities. Net cash provided by financing activities increased $15.6 million, or 147.5%, from $10.6 million in the prior year nine-month period to $26.2 million in the current nine-month period. This was primarily due to a $14.7 million decrease in the amount of net debt repayments in the current nine-month period compared to the prior year nine-month period. Offsetting this increase was $5.6 million of cash used for the purchase of the outstanding shares of minority interest shareholders associated with the Company’s Mexico-based pawn operations. See “General—Recent Developments—Reorganization of Mexico-based Pawn Operations and Purchase of Noncontrolling Interest” for additional information.

On August 28, 2012, the Company issued and sold a total of $52.0 million in long-term notes in two series, including $47.0 million aggregate principal amount of its 6.00% Series A Senior Notes due August 28, 2019 (the “Series A Notes”) and $5.0 million aggregate principal amount of its 6.58% Series B Senior Notes due August 28, 2022 (the “Series B Notes,” and together with the Series A Notes, the “Notes”). The Notes were sold in a private placement pursuant to a Note Purchase Agreement dated August 28, 2012 by and among the Company and certain purchasers. The Notes are senior unsecured obligations of the Company. The Series A Notes are payable in five annual installments of $9.4 million beginning August 28, 2015, and the Series B Notes are payable in seven annual installments of approximately $0.7 million beginning August 28, 2016. In addition, the Company may, at its option, prepay all or a minimum portion of $1.0 million of the Notes at a price equal to the principal amount thereof plus a make-whole premium and accrued interest. The Notes are guaranteed by all of the Company’s U.S. subsidiaries. The Company used a portion of the net proceeds of the offering to repay existing indebtedness, including outstanding balances under the Domestic and Multi-Currency Line, and used the remaining portion for general corporate purposes.

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

On March 30, 2011, in conjunction with the establishment of the Original Credit Agreement, the Company entered into a separate credit agreement for the issuance of up to $20.0 million in letters of credit (the “Letter of Credit Facility”). The Company had standby letters of credit of $17.7 million issued under the Letter of Credit Facility at September 30, 2012. Previously, these letters of credit were provided under the USD Line of Credit by reducing the amount available to the Company.

Each of the Company’s credit agreements and senior unsecured notes require the Company to maintain certain financial ratios. As of September 30, 2012, the Company was in compliance with all covenants and other requirements set forth in its debt agreements. Management believes that the borrowings available ($91.7 million at September 30, 2012) under the Credit Agreement, anticipated cash generated from operations and current working capital of $719.9 million is sufficient to meet the Company’s anticipated capital requirements for its businesses. Should the Company experience a significant decline in demand for the Company’s products and services or other unexpected changes in financial condition, management would evaluate several alternatives to ensure that it is in a position to meet liquidity requirements. The Company’s strategies to generate additional liquidity may include the sale of assets, reductions in capital spending, changes to the issuance of debt or equity securities and/or its management of its current assets. The characteristics of the Company’s current assets, specifically the ability to rapidly liquidate gold jewelry inventory and adjust outflows of cash in its lending practices, gives the Company flexibility to quickly modify its business strategy to increase cash flow from its business, if necessary.

Share Repurchases

On January 26, 2011, the Board of Directors of the Company authorized the repurchase of up to 2.5 million shares of its common stock and cancelled the Company’s previous share repurchase authorization. During the current nine-month period, the Company purchased 383,746 shares in open market transactions under this authorization for a total investment of $15.3 million, including commissions. Management anticipates that it will periodically purchase shares under this authorization based on its assessment of market characteristics, the liquidity position of the Company and alternative prospects for the investment of capital to expand the business and pursue strategic objectives.

Shelf Registration Statement

On August 24, 2012, the Company filed an automatic Shelf Registration Statement on Form S-3 (“the Shelf Registration Statement”) with the SEC which permits the Company or its selling securityholders to offer from time to time shares of the Company’s common stock, par value $0.10 per share, debt securities, depositary shares, warrants, stock purchase contracts, units, and subscription rights as described in the accompanying prospectus. Pursuant to Rule 462(e) of the Securities Act of 1933, the Shelf Registration Statement became effective automatically upon filing with the SEC. Management believes the Shelf Registration Statement will provide the Company with additional flexibility with regard to potential financings that it may undertake when market conditions permit or the Company’s financial condition may require.

Off-Balance Sheet Arrangements

In certain markets, the Company arranges for consumers to obtain consumer loan products from one of several independent third-party lenders through the CSO programs. For consumer loan products originated by third-party lenders under the CSO programs, each lender is responsible for providing the criteria by which the consumer’s application is underwritten and, if approved, determining the amount of the consumer loan. The Company in turn is responsible for assessing whether or not the Company will guarantee such loans. When a consumer executes an agreement with the Company under the CSO programs, the Company agrees, for a fee payable to the Company by the consumer, to provide certain services to the consumer, one of which is to guarantee the consumer’s obligation to repay the loan received by the consumer from the third-party lender if the consumer fails to do so. The guarantee represents an obligation to purchase specific loans if they go into default, which generally have terms of less than 90 days. As of September 30, 2012 and 2011, the gross amount of active consumer loans originated by third-party lenders under the CSO programs were $55.3 million and $51.2 million, respectively, which were guaranteed by the Company.

Recent Regulatory Developments

In September 2012, a ballot initiative that had been previously filed in the State of Missouri, which, if passed, could have required the Company to cease offering its consumer loan products in that State, was terminated due to the failure to obtain the sufficient number of signatures in support of the initiative.

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

Under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, management of the Company has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the “Exchange Act”) as of September 30, 2012 (the “Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective and provide reasonable assurance (i) to ensure that information required to be disclosed in reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms; and (ii) to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

There was no change in the Company’s internal control over financial reporting during the quarter ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

See Note 12 of Item 1 “Financial Statements.”

Item 1A.	Risk Factors

Except as set forth below, there have been no material changes from the Risk Factors described in Part 1 “Item 1A. Risk Factors” of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Risks Related to the Company’s Business and Industry

There can be no assurance that the Company will be able to continue operating in Mexico after its Mexico-based pawn operations are reorganized to include only full-service pawn locations or that the Company will not incur unexpected costs related to the reorganization.

During the third quarter of 2012, the Company’s Board of Directors approved a plan to significantly modify the business plan and strategy of the Company’s Mexico-based pawn operations, which comprise the foreign component of its retail services segment. The Company will reorganize these operations to include only full-service pawn locations that offer pawn loans based on the pledge of general merchandise and jewelry collateral and will discontinue the operations of 147 of its Mexico-based pawn locations that primarily just offer pawn loans based on the pledge of jewelry-based collateral (“the Mexico Reorganization”). The Mexico Reorganization is expected to be substantially completed before the end of 2012. In connection with the Mexico Reorganization, the Company has incurred charges for employee termination costs, lease termination costs, asset impairments, the recognition of a deferred tax asset valuation allowance and uncollectible receivables. The Company recognized $21.9 million of charges related to the Mexico Reorganization during the third quarter of 2012. The Company expects to incur an additional $6.0 million to $10.0 million in charges in the fourth quarter of 2012, consisting of employee termination costs, lease termination costs and other costs related to the remaining reorganization activities. There can be no guarantee that the remaining full-service pawn locations in Mexico will be profitable and that the Company will be able to continue operating in Mexico. If these remaining pawn locations have to be closed in the future, similar to the Mexico Reorganization, the Company will incur additional charges, which could adversely affect the Company’s results of operations in the period when it takes such charge. In addition, the current initiatives to reorganize the Company’s Mexico-based pawn operations, including closing certain store locations, contain uncertainty that could result in unexpected costs in excess of those currently estimated by management, and such costs could be material and could adversely affect the Company’s results of operations in the period when such costs are incurred.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides the information with respect to purchases made by the Company of shares of its common stock, par value $0.10 per share, during each of the months in the first nine months of 2012:

Period	Total Number of Shares Purchased(a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (b)	Maximum Number of Shares that May Yet Be Purchased Under the Plan (b)

January 1 to January 31	17,580	$41.70	-	2,065,000
February 1 to February 29	27,165	$44.30	-	2,065,000
March 1 to March 31	-	$0.00	-	2,065,000
April 1 to April 30	-	$0.00	-	2,065,000
May 1 to May 31	40,026	$43.57	40,000	2,025,000
June 1 to June 30	-	$0.00	-	2,025,000
July 1 to July 31	-	$0.00	-	2,025,000
August 1 to August 31	180,801	$38.51	163,746	1,861,254
September 1 to September 30	180,000	$39.94	180,000	1,681,254

Total	445,572	$40.02	383,746

(a)

Includes the following: a repurchase of 1,211 shares in January by the Company from its Nonqualified Savings Plan, which no longer permits investments in the Company’s common stock; shares withheld from employees as partial tax payments for shares issued under the Company’s stock-based compensation plans of 16,369, 27,141 and 17,027 shares for the months of January, February and August, respectively; and the reinvestment of dividends in the Company’s nonqualified deferred compensation plan for its directors, which resulted in the purchase of 24, 26 and 28 shares for the months of February, May and August, respectively.

(b)

On January 26, 2011, the Board of Directors authorized the Company’s repurchase of up to a total of 2,500,000 shares of the Company’s common stock. This repurchase authorization cancelled and replaced the Company’s previous authorization for the repurchase of up to a total of 1,500,000 shares of the Company’s common stock that was approved by the Board of Directors on October 24, 2007.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6. Exhibits

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.1	2012 Long-Term Incentive Plan Award Agreement for the E-Commerce Division of Cash America International, Inc. (the “Company”) under the Cash America International, Inc. First Amended and Restated 2004 Long-Term Incentive Plan, as amended (the “LTIP”), for an award to Timothy S. Ho (1)					X
10.2	Note Purchase Agreement dated as of August 28, 2012 among the Company and the purchasers named therein for the issuance of the Company’s 6.00% Series A Senior Notes due August 28, 2019 in the aggregate principal amount of $47.0 million and 6.58% Series B Senior Notes due August 28, 2022 in the aggregate principal amount of $5.0 million	8-K	001-09733	10.1	9/4/12
31.1	Certification of Chief Executive Officer					X
31.2	Certification of Chief Financial Officer					X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS (2)	XBRL Instance Document					X(3)
101.SCH (2)	XBRL Taxonomy Extension Schema Document					X(3)
101.CAL (2)	XBRL Taxonomy Extension Calculation Linkbase Document					X(3)
101.DEF (2)	XBRL Taxonomy Extension Definition Linkbase Document					X(3)
101.LAB (2)	XBRL Taxonomy Label Linkbase Document					X(3)
101.PRE (2)	XBRL Taxonomy Extension Presentation Linkbase Document					X(3)

(1)	Pursuant to 17 CFR 240.24b-2, portions of this exhibit have been omitted and have been filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.
(2)	Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at September 30, 2012, September 30, 2011 and December 31, 2011; (ii) Consolidated Statements of Income for the three and nine months ended September 30, 2012 and September 30, 2011; (iii) Consolidated Statements of Equity at September 30, 2012 and September 30, 2011; (iv) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2012 and September 30, 2011; (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and September 30, 2011; and (vi) Notes to Consolidated Financial Statements.
(3)	Submitted electronically herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 29, 2012	CASH AMERICA INTERNATIONAL, INC.

	By:	/s/ Thomas A. Bessant, Jr.
Thomas A. Bessant, Jr.
Executive Vice President and
Chief Financial Officer
(On behalf of the Registrant and as Principal Financial Officer)

EXHIBIT INDEX

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.1	2012 Long-Term Incentive Plan Award Agreement for the E-Commerce Division of Cash America International, Inc. (the “Company”) under the Cash America International, Inc. First Amended and Restated 2004 Long-Term Incentive Plan, as amended (the “LTIP”), for an award to Timothy S. Ho (1)					X
10.2	Note Purchase Agreement dated as of August 28, 2012 among the Company and the purchasers named therein for the issuance of the Company’s 6.00% Series A Senior Notes due August 28, 2019 in the aggregate principal amount of $47.0 million and 6.58% Series B Senior Notes due August 28, 2022 in the aggregate principal amount of $5.0 million	8-K	001-09733	10.1	9/4/12
31.1	Certification of Chief Executive Officer					X
31.2	Certification of Chief Financial Officer					X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS (2)	XBRL Instance Document					X(3)
101.SCH (2)	XBRL Taxonomy Extension Schema Document					X(3)
101.CAL (2)	XBRL Taxonomy Extension Calculation Linkbase Document					X(3)
101.DEF (2)	XBRL Taxonomy Extension Definition Linkbase Document					X(3)
101.LAB (2)	XBRL Taxonomy Label Linkbase Document					X(3)
101.PRE (2)	XBRL Taxonomy Extension Presentation Linkbase Document					X(3)

(1)	Pursuant to 17 CFR 240.24b-2, portions of this exhibit have been omitted and have been filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.
(2)	Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at September 30, 2012, September 30, 2011 and December 31, 2011; (ii) Consolidated Statements of Income for the three and nine months ended September 30, 2012 and September 30, 2011; (iii) Consolidated Statements of Equity at September 30, 2012 and September 30, 2011; (iv) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2012 and September 30, 2011; (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and September 30, 2011; and (vi) Notes to Consolidated Financial Statements.
(3)	Submitted electronically herewith.