Form 10-K
period 2012-12-31
CASH AMERICA INTERNATIONAL INC
filed 2013-02-28
CIK 807884

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012 OR
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

Yes    ☐                                         No     ☑

The aggregate market value of 29,040,423 shares of the registrant’s Common Stock, par value $0.10 per share, held by non-affiliates on June 30, 2012 was approximately $1,278,940,229.

At February 19, 2013 there were 28,811,280 shares of the registrant’s Common Stock, $0.10 par value per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement pertaining to the 2012 Annual Meeting of Shareholders are incorporated herein by reference into Items 5, 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K.

CASH AMERICA INTERNATIONAL, INC.

YEAR ENDED DECEMBER 31, 2012

CAUTIONARY NOTE CONCERNING FACTORS THAT MAY AFFECT FUTURE RESULTS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. You should not place undue reliance on these statements. These forward-looking statements give current expectations or forecasts of future events and reflect the views and assumptions of senior management with respect to the business, financial condition, operations and prospects of Cash America International, Inc. and its subsidiaries (collectively, the “Company”). When used in this report, terms such as “believes,” “estimates,” “should,” “could,” “would,” “plans,” “expects,” “anticipates,” “may,” “forecast,” “project” and similar expressions or variations as they relate to the Company or its management are intended to identify forward-looking statements. Forward-looking statements address matters that involve risks and uncertainties that are beyond the ability of the Company to control and, in some cases, predict. Accordingly, there are or will be important factors that could cause the Company’s actual results to differ materially from those indicated in these statements. Key factors that could cause the Company’s actual financial results, performance or condition to differ from the expectations expressed or implied in such forward-looking statements include, but are not limited to, the following:

—

changes in domestic and foreign pawn, consumer credit, tax and other laws and government rules and regulations applicable to the Company’s business, or changes in the interpretation or enforcement thereof, and the anticipated regulation of consumer financial products and services by the Consumer Financial Protection Bureau;

—	public perception of the Company’s business, including its consumer loan business and its business practices;
—	the deterioration of the political, regulatory or economic environment in foreign countries where the Company operates or in the future may operate;
—	fluctuations in the price of gold or a deterioration in economic conditions;
—

the effect of any current or future litigation proceedings and any judicial decisions or rule-making that affect the Company, its products or the legality or enforceability of its arbitration agreements;

—	the actions of third parties who provide, acquire or offer products and services to, from or for the Company;
—	the ability of the Company to maintain an allowance or liability for estimated losses on consumer loans that are adequate to absorb credit losses;
—	changes in demand for the Company’s services, changes in competition and the continued acceptance of the online channel by the Company’s online consumer loan customers;
—	the ability of the Company to attract and retain qualified executive officers;
—	a prolonged interruption in the Company’s operations of its facilities, systems and business functions, including its information technology and other business systems;
—	the ability of the Company to open new locations in accordance with plans or to successfully integrate newly acquired businesses into the Company’s operations;
—	interest rate and foreign currency exchange rate fluctuations;
—	changes in the capital markets, including the debt and equity markets;
—	changes in the Company’s ability to satisfy its debt obligations or to refinance existing debt obligations or obtain new capital to finance growth;
—	cyber attacks or security breaches;
—	acts of God, war or terrorism, pandemics and other events;
—	the effect of any of the above changes on the Company’s business or the markets in which the Company operates; and
—	other risks and uncertainties described in this report or from time to time in the Company’s filings with the Securities and Exchange Commission (the “SEC”).

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

PART I

ITEM 1. BUSINESS

Overview

General

Cash America International, Inc. and its subsidiaries (collectively, the “Company”) provides specialty financial services to individuals through retail services locations and e-commerce activities. The Company was incorporated in Texas in 1984 and has been providing specialty financial services to its customers for approximately 28 years. The Company believes it was the nation’s largest provider of pawn loans and the largest operator of pawn shops in the world in 2012.

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

The Company originates, guarantees or purchases consumer loans (collectively referred to as “consumer loans” throughout this discussion). Consumer loans provide customers with cash, typically in exchange for an obligation to repay the amount advanced plus fees and any applicable interest. Consumer loans include short-term loans (commonly referred to as payday loans), line of credit accounts and installment loans.

Short-term loans include unsecured short-term loans written by the Company or by a third-party lender through the Company’s credit services organization programs (“CSO programs” as further described below) that the Company guarantees. Line of credit accounts include draws made through the Company’s line of credit product, and, from 2008 through October 2010, included micro line of credit (“MLOC”) receivables, which are participation interests in receivables acquired from a third-party lender in connection with MLOC services the Company offered. Installment loans are longer-term multi-payment loans that generally require the pay-down of portions of the outstanding principal balance in multiple installments and include unsecured loans and auto equity loans, which are secured by a customer’s vehicle, that are written by the Company or by a third-party lender through the Company’s CSO programs that the Company guarantees. The Company offers consumer loans over the Internet under the names “CashNetUSA” and “NetCredit” in the United States, under the names “QuickQuid” and “Pounds to Pocket” in the United Kingdom and under the name “DollarsDirect” in Australia and Canada. The Company also offers a line of credit product, which is similar to the MLOC product for which the Company previously provided services, under the name “Debit Plus” in Mexico.

Through the Company’s CSO programs the Company provides services related to a third-party lender’s consumer loan products in some markets by acting as a credit services organization or credit access business on behalf of consumers in accordance with applicable state laws. Services offered under the CSO programs include credit-related services such as arranging loans with independent third-party lenders and assisting in the preparation of loan applications and loan documents (“CSO loans”). Under the CSO programs, the Company guarantees consumer loan payment obligations to the third-party lender in the event that the customer defaults on the loan. CSO loans are not included in the Company’s financial statements, but the Company has established a liability for the estimated losses in support of the guarantee on these loans in its consolidated balance sheets.

In addition, the Company provides check cashing and other ancillary services through many of its retail services locations and through its franchised check cashing centers. The ancillary services provided mainly include money orders, wire transfers, prepaid debit cards, tax filing services and auto insurance. Most of these ancillary services are provided through third-party vendors.

The Company has two reportable operating segments: retail services and e-commerce. The retail services segment includes all of the operations of the Company’s Retail Services Division, which is composed of both domestic and foreign storefront locations that offer some or all of the following services: pawn loans, consumer loans, the purchase and sale of merchandise, check cashing and other ancillary services such as money orders, wire transfers, prepaid debit cards, tax filing services and auto insurance. Most of these ancillary services offered in the retail services segment are provided through third-party vendors. See “Recent Developments—Business Developments—Reorganization of Mexico-based Pawn Operations and Purchase of Noncontrolling Interest” section below for information related to the reorganization of the Company’s Mexico-based pawn operations during 2012, which are included in the retail services segment. The e-commerce segment includes the operations of the Company’s E-Commerce Division, which is composed of the Company’s domestic and foreign online lending channels through which the Company offers consumer loans.

Retail Services Segment

The following table sets forth the number of domestic and foreign Company-owned and franchised locations in the Company’s retail services segment offering pawn lending, consumer lending, and other services as of December 31, 2012, 2011 and 2010. The Company’s domestic retail services locations operate under the names “Cash America Pawn,” “SuperPawn,” “Cash America Payday Advance,” “Cashland” and “Mr. Payroll.” In addition, certain recently acquired domestic retail services locations operate under various names that are expected to be changed to “Cash America Pawn” or “SuperPawn” during 2013. In January 2013, the Company’s foreign retail services locations began operating exclusively under the name “Cash America casa de empeño” (and previously operated under the name “Prenda Fácil”).

	As of December 31,
	2012			2011			2010
	Domestic(a)	Foreign	Total	Domestic(a)(b)	Foreign	Total	Domestic(a)(b)	Foreign	Total
Retail services locations offering:
Both pawn and consumer lending	581	-	581	572	-	572	567	-	567
Pawn lending only	167	47	214	126	190	316	124	180	304
Consumer lending only	83	-	83	86	-	86	88	-	88
Other (c)	91	-	91	110	-	110	122	-	122
Total retail services	922	47	969	894	190	1,084	901	180	1,081

(a)

Except as described in (c) below, includes locations that operate in 22 states in the United States as of December 31, 2012, and 23 states as of both December 31, 2011 and 2010. In 2011, includes five retail services locations that the Company operated under management agreements with a former franchisee.

(b)

Includes unconsolidated franchised locations as follows: one location operating under the name “Cash America Pawn” as of December 31, 2011, and nine locations operating under the names “Cash America Pawn” and SuperPawn” as of December 31, 2010.

(c)

As of December 31, 2012, 2011 and 2010, includes zero, six and six consolidated Company-owned check cashing locations and 91, 104 and 116 unconsolidated franchised check cashing locations, respectively. As of December 31, 2012, 2011 and 2010, includes locations that operate in 15, 18 and 17 states in the United States, respectively.

E-Commerce Segment

As of December 31, 2012, 2011 and 2010, the Company’s e-commerce segment operated in 32 states in the United States and in three other foreign countries:

—	in the United States at http://www.cashnetusa.com and http://www.netcredit.com,
—	in the United Kingdom at http://www.quickquid.co.uk and http://www.poundstopocket.co.uk,
—	in Australia at http://www.dollarsdirect.com.au, and
—	in Canada at http://www.dollarsdirect.ca.

As of December 31, 2012, the Company also offered a line of credit product in Mexico, which is similar to the MLOC product for which the Company previously provided services, under the trade name “Debit Plus.”

The Company’s internet websites and the information contained therein or connected thereto are not intended to be incorporated by reference into this Annual Report on Form 10-K.

Recent Developments

Business Developments

Newly Appointed Chief Executive Officer of E-Commerce Division

On January 29, 2013, David A. Fisher was appointed Chief Executive Officer of Enova International, Inc. (“Enova”), a wholly-owned subsidiary of the Company that comprises its e-commerce segment (which includes the operations of the E-Commerce Division). Mr. Fisher will succeed Timothy S. Ho as the senior executive officer of Enova, who will step down as the President of Enova on March 29, 2013.

Voluntary Reimbursements to Ohio Customers

On December 4, 2012, the Company announced a voluntary program to fully reimburse approximately 14,000 Ohio customers for all funds collected, plus interest accrued from the date collected, in connection with legal collections proceedings initiated by the Company in Ohio from January 1, 2008 through December 4, 2012. In 2012, the Company determined that a small number of employees did not prepare certain court documents in many of its Ohio legal collections proceedings in accordance with court rules. In connection with the reimbursement program, for all trial court collections proceedings filed by the Company in Ohio from January 1, 2008 through December 4, 2012, with the exception of one appellate matter, the Company is in the process of filing dismissals, terminating all existing post-judgment collections activities, and requesting to vacate each judgment entered and/or notifying credit reporting bureaus of the vacated judgments, as necessary, for each case.

The Company estimates the cost of the reimbursement program and related expenses will be approximately $13.4 million before taxes and has recorded this amount in “Accounts payable and accrued expenses” in the consolidated balance sheets and in “Operations and administration expense” in the consolidated statements of income for the year ended December 31, 2012.

Acquisition of Nine-Store Chain of Pawn Lending Locations in Arizona

On October 8, 2012, the Company’s wholly-owned subsidiary, Cash America, Inc. of Nevada, entered into an agreement to acquire substantially all of the assets of a nine-store chain of pawn lending locations in Arizona owned by Ca$h Corporation, Pawn Corp #1, Inc., Pawncorp #2, Inc. and Pawncorp #4, Inc. The aggregate cash consideration paid in 2012 for this transaction, which was funded with borrowings under the Company’s line of credit, was approximately $15.4 million. The closing for the transaction occurred on October 25, 2012.

Reorganization of Mexico-based Pawn Operations and Purchase of Noncontrolling Interest

On September 24, 2012, the Company’s Board of Directors approved a plan to significantly modify the business plan and strategy of the Company’s Mexico-based pawn operations, which comprise the foreign component of its retail services segment. The Company reorganized these operations to include only full-service pawn locations that offer pawn loans based on the pledge of general merchandise and jewelry-based collateral and discontinued the operations of 148 of its Mexico-based pawn locations that primarily offered pawn loans based on the pledge of jewelry-based collateral (“the Mexico Reorganization”). The Mexico Reorganization was substantially completed as of December 31, 2012. As of December 31, 2012, the Company was operating 47 full-service pawn locations in Mexico. The Mexico Reorganization reflects management’s decision to modify its strategy in Mexico to achieve profitability in its Mexico-based pawn operations and to evaluate the potential to expand its services to customers in Latin American markets.

In connection with the Mexico Reorganization, the Company incurred charges for employee termination costs, lease termination costs, asset impairments, loss on sale of assets, the recognition of a deferred tax asset valuation allowance, uncollectible receivables and other charges. The Company recognized $28.9 million of charges related to the Mexico Reorganization during the year ended December 31, 2012. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—General—Recent Developments—Reorganization of Mexico-based Pawn Operations and Purchase of Noncontrolling Interest” for further discussion of the Mexico Reorganization.

As of December 31, 2012, the Company’s Mexico-based pawn operations were owned by Creazione Estilo, S.A. de C.V., a Mexican sociedad anónima de capital variable (“Creazione”). Prior to September 26, 2012, the Company owned 80% of the outstanding stock of Creazione. On September 26, 2012, the Company acquired all outstanding shares of Creazione that were held by minority shareholders (approximately 20% of the outstanding shares), and, as a result, Creazione became a wholly-owned subsidiary of the Company as of that date. The Company paid approximately $5.6 million in cash and released the minority shareholders from certain contingent obligations estimated at approximately $2.8 million. The Company accounted for this transaction as an acquisition of the remaining interest of a majority-owned subsidiary. The purchase resulted in a reduction to additional paid in capital of $7.7 million, representing the excess of the cash amount paid and the released contingent obligations (totaling $8.4 million) less the carrying amount of the noncontrolling interest of $0.7 million. In January 2013, the Company’s remaining Mexico-based pawn operations were sold by Creazione to another wholly-owned subsidiary, CA Empeños Mexico, S. de R.L. de C.V., and began operating exclusively under the name “Cash America casa de empeño.” In connection with the Mexico Reorganization, the Company intends to liquidate the remaining assets of Creazione, which are insignificant, in 2013.

Acquisition of 25-Store Chain of Pawn Lending Locations in Kentucky, North Carolina and Tennessee

On September 27, 2012, the Company and three of its wholly-owned subsidiaries, Cash America, Inc. of Tennessee, Cash America, Inc. of North Carolina and Cash America, Inc. of Kentucky, entered into an agreement to acquire substantially all of the assets of a 25-store chain of pawn lending locations located in Kentucky, North Carolina, and Tennessee owned by Standon, Inc., Casa Credit, Inc., Classic Credit, Inc. and Falcon Credit, Inc. As of that date, the Company assumed the economic benefits of all of these pawnshops by operating them under management agreements that commenced on September 27, 2012, and the final agreement terminated on December 16, 2012. The aggregate cash consideration for the transaction, which was funded with borrowings under the Company’s line of credit, was approximately $55.1 million, of which $52.0 million was paid in September 2012. The remaining $3.1 million of consideration was paid during the fourth quarter of 2012.

Withdrawal of Proposed Initial Public Offering of Enova International, Inc.

On September 15, 2011, Enova filed a registration statement on Form S-1 (“Registration Statement”) with the Securities and Exchange Commission (the “SEC”) in connection with a proposed initial public offering (“IPO”) of its common stock. On July 25, 2012, Enova filed an Application for Withdrawal of Registration Statement with the SEC to withdraw its Registration Statement, together with all exhibits and amendments. The Registration Statement had not been declared effective by the SEC, and no securities have been sold in connection with the offering pursuant to the Registration Statement.

Recent Regulatory and Other Developments

Ohio Court Decision

On May 28, 2009, a subsidiary of the Company, Ohio Neighborhood Finance, Inc., doing business as Cashland (“Cashland”), filed a standard collections suit in an Elyria Municipal Court in Ohio against Rodney Scott seeking judgment against Mr. Scott in the amount of $570.16, which was the amount due under his loan agreement. Cashland’s loan was offered under the Ohio Mortgage Loan Act (“OMLA”), which allows for interest at a rate of 25% per annum plus certain loan fees allowed by the statute. The Municipal Court held that short-term, single-payment consumer loans made by Cashland are not authorized under the OMLA, and instead should have been offered under the Ohio Short-Term Lender Law, which was passed by the Ohio legislature in 2008 for consumer loans with similar terms. Due to a cap on interest and loan fees at an amount that is less than permitted under OMLA, the Company does not offer loans under the Ohio Short-Term Lender Law.

On December 3, 2012, the Ohio Ninth District Court of Appeals affirmed the Municipal Court’s ruling in a 2-1 decision. Although this court decision is only legally binding in the Ninth District of Ohio, which includes four counties in northern Ohio where Cashland operates seven stores, other Ohio courts may consider this decision.

The Company filed an appeal of the Ninth District Court’s decision with the Ohio Supreme Court on January 17, 2013 because it believes that this decision is contrary to the language of the OMLA, and the Ohio Supreme Court has not yet determined whether it will hear the appeal. If the Ninth District Court’s decision is upheld by the Ohio Supreme Court on appeal, the Company’s Ohio operations may be adversely affected. The Company relies on the OMLA to make short-term loans in its retail services locations in Ohio, and if the Company is unable to continue making short-term loans under this law, it will have to alter its short-term loan product in Ohio.

Delaware Legislation

In June 2012, the State of Delaware passed a bill, which took effect on January 1, 2013, to amend its short-term consumer loan law to, among other things, limit the number of loans a borrower may have in any twelve-month period and establish a statewide database to track these loans. The bill only affects the Company’s short-term loan product in Delaware (and does not affect its installment loan product in that state). The impact of this bill will not have a material effect on the Company, including its consolidated revenue or operations.

Australia National Consumer Credit Protection Act Amendment

In Australia the Company acts as a finance broker, offering the lending products of unaffiliated third-party lenders, which is similar to the Company’s CSO programs in the United States. In Australia, the Company follows the responsible lending guidelines under the National Consumer Credit Protection Act (2010) (the “NCCPA”), which has been recently amended. Part of the amendment will become effective on March 1, 2013, and the remainder will become effective on July 1, 2013. The amendment includes limitations on permissible fees charged on certain consumer loans, including consumer loans arranged by the Company. The Company is still assessing the impact of this amendment on the product offered in Australia, but the

Company expects that the product will be modified as a result of this amendment, which could make the product less profitable or could eliminate the Company’s ability to offer lending products in Australia. The Company may even need to exit Australia if the product cannot be modified in a way that retains its profitability in that country. If the Company has to exit Australia, it will not have a material effect on the Company, including its consolidated revenues or operations.

UK Office of Fair Trading

The Company offers consumer loans over the internet in the United Kingdom where the Company must follow the Irresponsible Lending Guidance of the Office of Fair Trading (the “OFT”) and the Consumer Credit Act of 1974 that was amended by the Consumer Credit Act of 2006 (collectively, the “CCA”), among other rules and regulations. In December 2012, the U.K. Parliament passed the Financial Services Act of 2012 (the “Act”), certain provisions of which take effect on April 1, 2013 and April 1, 2014. The Act makes changes to the CCA and the Financial Services and Markets Act of 2000 (the “FSMA”) and gives the OFT the power to suspend consumer credit licenses with immediate effect or from a date specified. The Act also creates the Financial Conduct Authority (the “FCA”), which will take over responsibility for regulating consumer credit from the OFT in April 2014. The FCA may regulate consumer credit pursuant to the guidance of the FSMA, which includes prescriptive regulations that currently govern the secured credit market and could possibly call for the repeal of the CCA or for enabling legislation in the United Kingdom. Prescriptive regulations, as contrasted with principles-based regulations that currently regulate the lending process in the United Kingdom, define what a lender may and may not do with a specific product, similar to U.S. law. However, the U.K. coalition government has reserved the option to retain the principles-based CCA provisions should it conclude that a regulatory model for unsecured consumer credit under the FSMA and FCA cannot be delivered in an effective regulatory manner. During the period of transition of regulatory responsibility over consumer credit from the OFT to the FCA, the OFT will continue to fully and rigorously regulate consumer credit, including the short-term consumer loan market. If prescriptive regulations are adopted, the Company’s compliance costs will be significantly increased.

In addition, in October 2011, the OFT issued debt collection guidance that was revised in November 2012. This debt collection guidance allows consumer lenders such as the Company to debit a customer’s account, which includes debits to both bank accounts and debit cards, in a “reasonable and non-excessive manner.” The Company has not experienced a material adverse impact on its business as a result of this guidance.

In February 2012, the OFT also announced that it had launched a review of the payday lending sector in the United Kingdom to assess the sector’s compliance with the CCA, the OFT’s Irresponsible Lending Guidelines and other relevant guidance and legal obligations. The OFT has announced that these inspections could be used to assess a licensee’s fitness to hold a consumer credit license and could result in formal enforcement action where appropriate. The OFT is expected to announce its findings during the first quarter of 2013. It is unknown if the OFT’s findings will result in significant changes to the Company’s operations, business, and prospects.

Consumer Financial Protection Bureau

In July 2010, the U.S. Congress passed the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”), and Title X of the Dodd-Frank Act created the Consumer Financial Protection Bureau (the “CFPB”), which regulates consumer financial products and services, including certain short-term loans offered by the Company. On January 4, 2012, President Obama appointed a Director of the CFPB in a recess appointment bypassing Senate confirmation. Although there remain doubts about the legality of this appointment and the appointment is subject to legal challenge, the CFPB has begun exercising supervisory review over certain non-bank providers of consumer financial products and services, including providers of consumer loans such as the Company. The Dodd-Frank Act gave the CFPB, among other things, authority to examine and require registration of providers of consumer financial products and services, including providers of consumer loans such as the Company; the authority to adopt rules describing specified acts and practices as being “unfair,” “deceptive” or “abusive,” and hence unlawful; and the authority to impose record-keeping obligations. The Company does not currently know the nature and extent of the rules that the CFPB will consider with respect to consumer loan products and services such as those offered by the Company or the timeframe in which the CFPB may consider such rules. Although the CFPB does not have the authority to regulate interest rates, it is possible that at some time in the future the CFPB could propose and adopt rules that require certain changes to short-term consumer lending products and services, including certain short-term loans offered by or through the Company, which could make these products and services materially less profitable or even impractical to offer and could force the Company to modify or terminate certain of its product offerings. The CFPB could also adopt rules imposing new and potentially burdensome requirements and limitations with respect to other consumer loan products and services. Any such rules could have a material adverse effect on the Company’s business, results of operations and financial condition or could make the continuance of all or part of its U.S. consumer loan business impractical or unprofitable.

In furtherance of its regulatory and supervisory powers, the CFPB has the authority to impose monetary penalties for violations of applicable federal consumer financial laws, require remediation of practices and pursue enforcement actions. For further discussion of the CFPB see “Item 1A. Risk Factors—Risks Related to the Company’s Business and Industry—The Consumer Financial Protection Bureau could have a significant impact on the Company’s U.S. consumer loan business.”

Services Offered by the Company

Pawn Lending

The Company’s retail services segment offers pawn loans through its retail services locations in the United States and Mexico. The Company began offering pawn loans in the United States in 1984 and in Mexico in 2008. See “Recent Developments” above and “Item 8. Financial Statements and Supplementary Data—Note 3” for additional information regarding the acquisition of retail services locations, including recent acquisitions and the acquisition of the Company’s Mexico-based pawn lending locations. See also “Recent Developments—Business Developments—Reorganization of Mexico-based Pawn Operations and Purchase of Noncontrolling Interest” above for recent developments related to the Company’s Mexico-based pawn operations.

When receiving a pawn loan from the Company, a customer pledges personal property to the Company as security for the loan. The Company delivers a pawn transaction agreement, commonly referred to as a pawn ticket, to the customer, along with the proceeds of the loan. If the customer does not repay the loan and redeem the property, the Company either becomes the owner of the property or becomes the party responsible for the disposition of the collateral in satisfaction of the loan and unpaid fees.

The Company relies solely on the disposition of pawned property to recover the principal amount of an unpaid pawn loan, plus a yield on the investment, because the Company’s pawn loans are non-recourse against the customer. As a result, the customer’s creditworthiness is not a significant factor in the loan decision, and a decision to redeem pawned property does not affect the customer’s personal credit status with other third-party creditors. Goods pledged to secure pawn loans are tangible personal property items such as jewelry, tools, televisions and other electronics, musical instruments and other miscellaneous items.

The Company contracts for pawn loan fees and service charges as compensation for the use of the funds loaned and to cover direct operating expenses related to the transaction. The pawn loan fees and service charges are typically calculated as a percentage of the pawn loan amount based on the size and duration of the transaction and generally range from 12% to 300% annually, as permitted by applicable laws. In addition, as required by applicable laws, the amounts of these charges are disclosed to the customer on the pawn ticket. These pawn loan fees and service charges contributed approximately 16.7% of the Company’s total revenue in 2012, 17.8% in 2011 and 18.2% in 2010.

In the Company’s pawn lending operations, the maximum pawn loan amount is generally assessed as a percentage of the pledged personal property’s estimated disposition value. The Company relies on many sources to determine the estimated disposition value, including its proprietary automated product valuation system, catalogs, “blue books,” newspapers, internet research and its (or its employees’) experience in disposing of similar items of merchandise. The Company does not use a standard or mandated percentage of estimated disposition value in determining the loan amount. Instead, its employees may set the percentage for a particular item and determine whether the item’s disposition, if it is forfeited, would yield a profit margin consistent with the Company’s historical experience with similar items.

The Company holds the pledged property through the term of the loan, unless earlier repaid, renewed or extended. The Company holds forfeited collateral until it is sold, as described in “Merchandise Disposition Activities” below. The typical loan term is 30 to 90 days and, in many cases, an additional grace period (typically 10 to 60 days) may be available to the borrower. The Company’s pawn loans may be either paid in full with accrued pawn loan fees and service charges or, where permitted by law, may be renewed or extended by the customer’s payment of accrued pawn loan fees and service charges. Accrued interest on loans that have passed the maturity date and the expiration of the grace period is not recognized as revenue until the underlying collateral has been sold. The Company does not record pawn loan losses or charge-offs because the amount advanced becomes the carrying cost of the forfeited collateral that is to be recovered through the merchandise disposition function described below. The Company typically experiences seasonal growth during the second, third and fourth quarter of each year due to loan balance growth that occurs after the heavy repayment period of pawn loans with tax refund proceeds received by customers in the first quarter each year.

Merchandise Disposition Activities

A related activity of the Company’s pawn lending operations is the disposition of collateral from unredeemed pawn loans and the liquidation of a smaller volume of merchandise purchased directly from customers or from third parties. The Company’s retail services segment engages in merchandise disposition activities through its retail services locations in the United States and Mexico.

If a customer does not repay, renew or extend a pawn loan at the time a loan is due, the Company becomes the owner of the unredeemed collateral. With respect to the Company’s foreign pawn operations, collateral underlying unredeemed pawn loans is not owned by the Company; however, the Company assumes the risk of loss on such collateral and is solely responsible for its care and disposition.

Once the Company owns the unredeemed collateral or becomes the party responsible for its care and disposition in satisfaction of the loan, the merchandise becomes available for disposition through either retail or commercial sales. Retail sales include the sale of jewelry and general merchandise direct to consumers through the Company’s domestic and foreign retail services locations or over the Internet through auction and other similar sites. Commercial sales include the sale of refined gold, platinum, silver and diamonds to brokers or manufacturers.

Upon the sale of merchandise, the Company realizes gross profit, which is the difference between the Company’s cost basis in the loan or the amount paid for purchased merchandise, both of which are recorded as cost of sales, and the amount of proceeds from the sale. The cost of disposed merchandise is computed on the specific identification basis. If the proceeds from the disposition of the collateral are less than the outstanding loan balance, a loss is recorded for the difference at the time the collateral is sold. In the case of its foreign operations, if within six months of the sale of the merchandise, the customer makes a claim to receive the excess proceeds, the Company refunds that amount to the customer and reduces revenue by the same amount.

The recovery of the amount advanced and the realization of a profit on the disposition of merchandise depends on the Company’s initial assessment of the property’s estimated disposition value when the pawn loan is made. While the Company has historically realized profits when disposing of merchandise, the improper assessment of the disposition value could result in the disposition of the merchandise for an amount less than the loan amount. The Company’s retail services locations also sell used goods purchased from the general public and some new merchandise purchased from third parties, principally accessory merchandise that complements and enhances the marketability of items such as tools, consumer electronics and jewelry. Merchandise sales are typically highest during the first quarter tax refund and fourth quarter holiday seasons. Gross proceeds from merchandise disposition activities contributed approximately 39.1% of the Company’s total revenue in 2012, 43.5% in 2011 and 44.0% in 2010.

The Company offers customers a 30-day satisfaction guarantee, whereby the customer can return merchandise and receive a full refund, a replacement item of comparable value or store credit. The Company provides an allowance for returns and valuation based on management’s evaluation of the characteristics of the merchandise. Customers may purchase merchandise on a layaway plan under which the customer agrees to pay the purchase price for the item plus a layaway fee, makes an initial cash deposit representing a small portion of the disposition price and pays the balance in regularly scheduled, non-interest bearing payments. The Company segregates the layaway item and holds it until the customer has paid the full disposition price. If the customer fails to make a required payment, the item is returned to merchandise held for disposition. The layaway fee is recognized as revenue, and any amounts previously paid toward the item are returned to the customer as store credit.

Consumer Loan Activities

In addition to pawn loans, the Company’s retail services segment also offers consumer loans in many of its retail services locations in the United States, including short-term loans, unsecured installment loans and secured auto equity loans. The Company’s e-commerce segment offers consumer loans over the Internet. The Company began offering short-term loans over the Internet in the United States under the name “CashNetUSA” when that company was acquired in 2006. Since then, the Company expanded its online product offerings into the United Kingdom, Australia and Canada. The Company’s e-commerce segment began offering longer-term unsecured installment loans over the internet to customers in the United States and United Kingdom in 2008 and 2010, respectively, and a secured auto equity product in the United States in 2012. The Company also began offering line of credit products over the internet in the United States in 2010. Additionally, the Company began offering a line of credit product in Mexico, which is similar to the MLOC product for which the Company previously provided services, in 2012.

The Company also provided MLOC services in the United States from 2008 through 2010, whereby advances were processed on behalf of, and participation interests in MLOC receivables were purchased from, a third-party lender. The Company’s MLOC services generated earnings through loan processing services as well as from fees generated from the participation interests it acquired in MLOC advances made to the third-party lender’s customers. The Company stopped providing MLOC services on behalf of the third-party lender in October 2010 when the third-party lender discontinued offering MLOC advances.

Consumer loans offered by the Company are unsecured loans, with the exception of auto equity loans, which are secured by the customer’s vehicle. Consumer loan fees include revenue from the loan portfolio owned by the Company and fees paid to the Company for arranging, guaranteeing and processing loans from independent third-party lenders for customers through the CSO programs. Due to the credit risk and high transaction costs of serving the Company’s customer segment, the fees the Company charges are generally considered to be higher than the fees charged to customers with top-tier credit histories by commercial banks and similar lenders who are typically unwilling to make unsecured loans to alternative credit customers. Consumer loan fees earned by the Company contributed approximately 43.4% of the Company’s total revenue in 2012, 37.8% in 2011 and 36.7% in 2010.

The Company offers short-term loans in the United States, the United Kingdom, Australia and Canada. Short-term loans generally have a loan term of seven to 45 days and are usually payable on the customer’s next payday, unless the loan is renewed or extended in accordance with applicable laws. The fees the Company charges on short-term loans in the United States vary by jurisdiction but typically range between $10 to $25 per $100 borrowed, and the fees the Company charges on short-term loans in the foreign markets in which the Company operates also vary but typically range between 20 and 29.50 per 100 borrowed in their respective currencies.

The Company offers line of credit accounts in several U.S. states, which allow customers to draw on the line of credit in increments of their choosing, up to their credit limit. Customers may pay off their account balance in full at any time or make required minimum payments in accordance with the terms of the line of credit agreement. As long as the customer’s account is in good standing, customers may continue to borrow on their line of credit. The Company also offers a line of credit product in Mexico, which is similar to the MLOC product for which the Company previously provided services. In connection with this line of credit product, a customer is approved for a certain credit limit and may draw on their line of credit in increments of their choosing up to their credit limit. The full amount of the draw is due on the due date.

The Company’s multi-payment installment loan products include unsecured installment loans and secured auto equity loans. Unsecured installment loans, which are offered in some states in the United States and in the United Kingdom, typically have terms between four and 12 months, but may have available terms up to 36 months. Secured auto equity loans, which are offered in some states in the United States, generally have contract terms between 12 and 42 months. Both unsecured and secured installment loans require the repayment of principal in installments over the term of the loan.

The Company monitors the performance of its portfolio of consumer loans and maintains either an allowance or liability for estimated losses on consumer loans (including fees and interest) at a level estimated to be adequate to absorb credit losses inherent in the portfolio. The allowance for losses on the Company’s owned consumer loans reduces the outstanding loan balance in the consolidated balance sheets. In addition, the Company maintains a liability for estimated losses related to loans guaranteed under the CSO programs, which approximates the fair value of the liability, and is included in the consolidated balance sheets.

In 2012, revenue from the foreign component of the e-commerce segment was 49.5% of total revenue for the e-commerce segment, and 18.2% of total consolidated revenue. The total revenue in the foreign component of the e-commerce segment was primarily derived from operations in the United Kingdom. The percentage of total revenue from foreign operations to total revenue from the e-commerce segment and total consolidated revenue has increased over the last three years as the Company’s e-commerce segment’s operations in the United Kingdom have grown significantly.

The Company generally experiences seasonal growth in consumer loan fees in conjunction with the growth in loan balances that typically occurs after the heavy repayment period of consumer loans with tax refund proceeds received by customers in the United States in the first quarter each year. Due to the nature of the short-term loan product and the high velocity of loans written and renewed, seasonal trends are evidenced in quarter-to-quarter performance. In the typical business cycle, the combined consumer loan loss provision as a percent of combined consumer loans written and renewed is usually lowest in the first quarter and increases throughout the year, with the final two quarters generally combining for the peak levels of loss provision expense. See “Item 7. Management’s Discussion and Analysis—Combined Consumer Loans—Consumer Loan Loss Experience” for additional information about the seasonality of consumer loan losses and for information about combined consumer loans.

Collection activities are an important aspect of the consumer loan product offering due to the high incidence of unpaid balances beyond stated terms. The Company operates centralized collection centers to maximize loan repayment, facilitate regulatory compliance and coordinate a consistent approach to customer service and collections.

Check Cashing and Other Financial Services

The Company provides check cashing and other ancillary services through its retail services locations. Other financial services include money orders, wire transfers, prepaid debit cards, tax filing services and auto insurance. Most of these ancillary services offered in the retail services segment are provided through third-party vendors. When the Company provides a check cashing service to its customers, it charges check cashing fees based on the type and face amount of the check being cashed. The Company receives check cashing fees from many of its retail services locations. In addition, the Company franchises its stand-alone check cashing business, Mr. Payroll, and each franchisee pays royalties based on the gross revenues of check cashing services provided within the franchisee’s facility.

Financial Information on Segments and Areas

Additional financial information regarding the Company’s operating segments and each of the geographic areas in which the Company does business is provided in “Item 8. Financial Statements and Supplementary Data—Note 21.”

Operations

The executive officers of the Company, with the advice and oversight of the Company’s Board of Directors, are responsible for establishing and maintaining the strategic direction of the Company, as well as assessing the Company’s activities related to corporate goals and objectives. The Company’s executive officers include the Chief Executive Officer, the Chief Financial Officer, the General Counsel, the President of the Retail Services Division and the Chief Executive Officer of the E-Commerce Division (or Enova). The President of the E-Commerce Division is also an executive officer, but he has announced that he will step down from this position on March 29, 2013. The Company does not currently expect to replace its E-Commerce Division President. See “Recent Developments—Business Developments—Newly Appointed Chief Executive Officer of the E-Commerce Division” for additional information about the recent appointment of the Chief Executive Officer of the E-Commerce Division.

The Company’s domestic and foreign retail services locations have store managers who are responsible for supervising each retail services location’s personnel and assuring that each retail services location is managed in accordance with Company guidelines, policies and procedures. A Market Manager or Area Coordinator, who reports to a Regional Operations Director, manages each store manager. Each domestic Regional Operations Director is responsible for a portion of each domestic region and reports to a Region Vice President. Four Region Vice Presidents coordinate operations and strategy in the Company’s domestic retail services locations and report to the Senior Vice President of Operations of the Retail Services Division, who reports to the President of the Retail Services Division. The foreign Regional Operations Director reports to the Senior Vice President of International Operations who reports to the President of the Retail Services Division and are responsible for the foreign retail services operations.

The operations and strategy of the Company’s E-Commerce Division, which offers consumer loan products, is coordinated by the officers of the Company’s online lending business, Enova, including Vice Presidents, Senior Vice Presidents, and until March 29, 2013, a President, who report to the Chief Executive Officer of the E-Commerce Division.

Tradenames and Trademarks

The Company operates under the trade names “Cash America Pawn,” “Cash America Payday Advance,” “Cashland,” “Mr. Payroll,” “SuperPawn,” “Cash America casa de empeño,” “CashNetUSA,” “NetCredit,” “QuickQuid,” “DollarsDirect,” “Pounds to Pocket” and “Debit Plus.” The Company has a number of trademarks that are registered under applicable trademark laws including, but not limited to, “Cash America,” “Cashland,” “SuperPawn,” “CashNetUSA,” “Mr. Payroll,” “QuickQuid,” “DollarsDirect,” “Pounds to Pocket,” “NetCredit,” “Enova Financial” and Enova’s “e” logo. These trademarks have varying expiration dates. The Company believes these trademarks are of material importance to the Company and each of its segments and anticipates maintaining and renewing them. In addition, the Company has various other trademark applications pending in the United States and other countries in which it operates.

Franchises

Each of the Company’s unconsolidated franchised check cashing locations is subject to franchise agreements that have varying durations that are negotiated individually with each franchisee. As of December 31, 2012, the Company had 91 unconsolidated franchised check cashing locations, and the revenue from these franchised locations was immaterial to the Company on a consolidated basis.

Personnel

As of December 31, 2012, the Company employed 7,035 persons in its operations, of whom 717 were in executive and administrative functions. Of the employee count above, the Company employed 6,042 persons in the retail services segment and 993 persons in the e-commerce segment.

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

Over the last three years, the Company has expanded its domestic pawn lending presence in the United States. While the Company’s strategy is to expand its domestic and foreign pawn lending operations, the Company periodically assesses whether the closure of certain locations would improve the overall profitability in its retail services segment. During 2011 and 2010, the Company closed certain under-performing locations in the United States and in Mexico to improve profitability of its domestic and foreign retail services segment operations. In connection with the Mexico Reorganization, which was approved during the third quarter of 2012, the Company closed 148 of its foreign retail services locations. See “Recent Developments—Business Developments—Reorganization of Mexico-based Pawn Operations and Purchase of Noncontrolling Interest” for further discussion of the Mexico Reorganization. The table below outlines acquisitions, start-ups and closures for domestic and foreign Company-owned retail services locations, excluding Company-owned check cashing locations, for the years ended December 31, 2012, 2011 and 2010.

	As of December 31,
	2012	2011	2010

Retail services locations at beginning of period	973	950	913
Acquired	37	8	44
Start-ups	22	20	40
Combined, or closed	(154)	(5)	(47)
Retail services locations at end of period	878	973	950

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

After the Company has leased or acquired a suitable location and obtained the required licenses in the United States, a new retail services location can be ready for business within four to eight weeks. The approximate start-up costs, which consist of the investment in property (excluding real estate) and equipment, for recently established retail services locations in the United States typically range from $500,000 to $650,000. The typical costs associated with start-up retail services locations in Mexico are estimated to be between $100,000 and $150,000 per shop, based on exchange rates as of December 31, 2012. The costs in Mexico are less than domestic costs primarily due to the lower cost of labor and materials. These start-up amounts do not include merchandise transferred from other locations, funds to advance on pawn loans and consumer loans or operating expenses.

Organic Growth and Development of New Credit Alternatives

The Company has the ability to leverage its existing retail services platform for pawn loan, consumer loan and check cashing activities to expand its operating margins and add incremental earnings through the addition of new customers. Domestically and internationally, the consumer credit market is evolving, which the Company believes will create new opportunities for the Company to reach customers who have not previously considered using its products and services. The Company plans to utilize marketing and promotional campaigns to pursue new customers and to gain market share by expanding the number of customers being served through its retail services and e-commerce operations.

The Company is actively exploring strategies to increase and enhance its Internet presence. The Company now offers an array of consumer credit products over the Internet under the names “CashNetUSA,” “NetCredit,” “QuickQuid,” “Pounds to Pocket” and “DollarsDirect.” Over the past few years, the Company has begun offering new credit alternatives, such as line of credit products and installment loan products, including unsecured installment loans and auto equity loans. The Company intends to continue pursuing the development of new products in the current markets that it serves that complement its Internet specialty financial services in order to meet the growing financial services needs of consumers, both in the United States and internationally. The Company continues to evaluate new markets in which to establish its Internet presence. Other countries are being evaluated for expansion of the Company’s consumer loan products and any additional expansion will be pursued when the country-specific characteristics and requirements meet the Company’s investment criteria.

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

In some instances in the past, legislative and regulatory activity affecting the Company’s consumer loan products has led the Company to also explore new credit product alternatives to help its customers meet their short-term credit needs. While some legislative and regulatory actions in certain states where the Company operates has reduced the revenue per loan to levels that make the product less profitable or unattractive, these regulatory changes do not eliminate the credit needs of the Company’s customers. The Company remains committed to finding new and innovative solutions to help its customers avoid higher cost alternatives, such as overdraft protection, returned check fees and late charges on bills, in the absence of alternatives such as the Company’s consumer loan products.

Expansion Considerations for Retail Services Locations

The Company’s retail services expansion program is subject to numerous unpredictable factors, such as the availability of attractive acquisition candidates or sites on suitable terms, market and regulatory conditions in the pawn or consumer loan business, general economic conditions and other factors. Among the primary factors that could affect the Company’s future planned expansion are:

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

Competition

Pawn Lending Activities

The Company has many competitors to its pawn lending activities, such as retailers of new merchandise and retailers of pre-owned merchandise, thrift shops, Internet retailers, Internet auction and other similar sites and other pawn shops. The pawnshop industry in the United States remains very fragmented, with approximately10,000 stores nationwide operating in 2012 that were owned primarily by independent operators and, to a lesser extent, by publicly-traded companies. The Company believes that it is the largest operator of pawnshops in the world. The three largest publicly-traded pawnshop companies, First Cash Financial Services, Inc., EZCORP, Inc., and the Company, operated approximately 1,400 total pawnshops in the United States in 2012. During 2012, the Company was the largest publicly-traded pawnshop operator in the United States based on pawn loan balances and number of pawn lending locations. Management believes that the Company can achieve economies of scale and increased operating efficiencies by increasing the number of stores under operation and utilizing modern point-of-sale systems and proven operating methods. Management believes that the principal competitive factors in the pawnshop industry are location, quality customer service, the ability to loan competitive amounts at competitive rates and adequate low-cost working capital.

The pawnshop industry in Mexico is fragmented and remains substantially less developed than it is in the United States. There has been significant growth in the number of pawnshops servicing Mexico over the last several years to an estimated 5,000 locations operating in 2012. Most of these locations provide loans secured only by gold jewelry and are owned by independent operators and small chains, including some owned by not-for-profit organizations and publicly-traded companies. The Company’s primary competitors in Mexico include Monte de Piedad, Luz Saviñón, Rafael Donde, First Cash Financial Services, Inc. and EZCORP, Inc. A large percentage of the population in Mexico is unbanked (or do not have a relationship with a bank) or underbanked (or have limited access to banking or other financial services) and has limited access to consumer credit. The Company believes there is a future opportunity for growth in the number of full-service pawn locations that offer loans secured by general merchandise as well as gold jewelry in Mexico due to the large number of potential customers underserved through traditional credit providers and the limited number of large pawnshop operators in the country.

Consumer Loan Activities

The Company offers consumer loans through many of its retail services locations and over the Internet. According to the Community Financial Services Association, industry analysts estimate that there were approximately 21,000 consumer loan storefront locations across the United States during 2012. While the consumer loan industry grew significantly during the 1990’s into the early 2000’s with the addition of new storefront locations, the storefront growth has begun to contract in the past several years. This is due in part to changes in laws and regulations governing consumer loans in various states. As a result, management believes that opportunities in the United States for growth are limited at the storefront level and has elected to concentrate its efforts on the online lending channel for growth in its consumer loan business both in the United States and in foreign countries.

Numerous competitors offer consumer loan products and services, and many significant competitors are privately held, making it difficult for the Company to determine its competitive position in the market. However, the Company believes its principal online competitors in the United States include Miami Nation Enterprises, Integrity Advance, Think Finance and certain offshore lenders, many of whom offer consumer loans under multiple brand names and domains. Storefront consumer loan lenders that offer loans online or in storefronts are also a source of competition in most of the markets where the Company offers consumer loans online or in storefronts, including Advance America, Ace Cash Express, Check ‘n Go, Dollar Financial and Check Into Cash. In the United Kingdom, the Company believes that its principal online competitors include PaydayUK, Wonga and Lending Stream. In Australia, the Company believes its main online competitors are Cash Doctors, PaydayMate and First Stop Money. In Canada, the industry has been dominated by storefront lenders, and as a result, the Company’s principal competitors are not online lenders but storefront lenders, such as Money Mart and The Cash Store.

Management believes that competition for the online lending channel continues to be fragmented and is primarily from competitors who may be operating either off-shore or by partnering with Native American tribes and utilizing their status as a sovereign nation and do not operate under the same complex regulatory environment as the Company. Management believes that the principal competitive factors in the consumer loan industry consist of the ability to provide sufficient loan size to consumers to meet their loan requests, speed of funding, customer privacy, ease of access, transparency of fees and interest, and customer service.

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

Pawnshop Regulations

U.S. Regulation

The Company’s pawn lending locations are regulated by the states and local jurisdictions in which they are located and generally must be licensed by the state. The statutes and regulations applicable to pawn lending locations vary from state to state and in each local jurisdiction. In general, these statutes and regulations establish licensing requirements for pawnbrokers and pawn lending locations and regulate various aspects of the pawn loan, such as the service charges and interest rates that a pawn lending location may charge, the maximum amount of a pawn loan, the minimum and/or maximum term of a pawn loan, the content and format of the pawn ticket, and the length of time after a loan default that a pawn lending location must hold defaulted pawned collateral or purchased items before disposing of the merchandise. Failure to observe a state’s legal requirements for pawnbroking could result in, among other things, a loss of pawn licenses in that state, the imposition of fines or refunds, and other civil and/or criminal penalties. Additional federal regulations governing pawn operations are described in “Other Regulations Affecting Lending Operations” below.

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

Mexico Regulation

The Cash America casa de empeño storefront locations are regulated by a federal consumer protection agency, Procuraduría Federal del Consumidor (“PROFECO”). PROFECO regulates the form and terms of pawn loan contracts and many operating standards and procedures for pawnshops, including retail operations. Certain amendments to Mexican federal consumer protection laws will take effect in July 2013. PROFECO will be charged with enforcing compliance with the amendments. The amendments will, among other things, require all pawnshops to register themselves and their contracts with PROFECO and report certain customer activities that PROFECO determines may be associated with stolen goods. Neither PROFECO nor federal statute imposes interest rate caps on pawn loans. The pawn industry in Mexico is also subject to various regulations in the areas of tax compliance, customs, consumer protection and employment matters, among others, by various federal, state and local governmental agencies. Additionally, certain Mexican states have pawn statutes that require pawnshops to be licensed and regulate certain aspects of a pawn operation such as rate, pawn tickets and other terms of the pawn transaction. Generally, however, federal regulations are intended to control over the state statutes with respect to the pawn operations in Mexico.

Consumer Loan Regulations

U.S. Regulation

Each state in the United States in which the Company originates consumer loan products has specific laws dealing with the conduct of this business. The same regulations generally apply to consumer loans made both in storefront locations and online. These laws and regulations typically restrict the amount of finance and service charges that may be assessed, including setting the maximum fees or interest rates that the Company can charge, and limit the customer’s ability to renew or extend these consumer loans. In many instances, the regulations also limit the aggregate principal amount that a provider may advance (and, in some cases, the number of consumer loans the provider may make) to any one customer at one time. Some state statutes also specify minimum and maximum maturity dates for consumer loans and, in some cases, specify mandatory cooling-off periods between transactions. Consumer loan lenders typically must be licensed by the state licensing authority in order to offer the consumer loan product in that state and must file periodic written reports regarding business operations and undergo comprehensive examinations or audits from time to time to assess its compliance with applicable laws and regulations. Some states require consumer loan lenders to report their customers’ consumer loan activities to a state-wide database, and such lenders are generally restricted from making consumer loans to customers who may have a certain amount of consumer loans outstanding with other lenders. Failure to observe a state’s legal requirements for consumer loan lending could result in, among other things, a loss of consumer loan licenses in that state, the imposition of fines or customer refunds, and other civil and/or criminal penalties. As applicable or required, the Company maintains active licenses in each of the states or jurisdictions in which it operates.

In states or jurisdictions (including certain municipalities in Texas), where the Company offers its CSO programs, it complies with that jurisdiction’s Credit Services Organization Act or a similar statute or ordinance that generally defines the services that the Company can provide to consumers and requires the Company to provide a contract to the customer outlining its services and the cost of those services to the customer. In addition, these laws may require additional disclosures to consumers and may require the Company to be registered or licensed with the jurisdiction and/or be bonded.

The consumer loan business is also subject to various laws, rules and guidelines relating to the procedures and disclosures needed for debiting a debtor’s checking account for amounts due via an ACH transaction, including the Electronic Funds Transfer Act. Additionally, the Company uses the Federal Fair Debt Collection Practices Act (“FDCPA”) as a guide to operating its collection activities and complies with applicable state collection practices laws. Furthermore, with respect to online consumer loans, the Company is subject to various state and federal e-signature rules mandating that certain disclosures be made and certain steps be followed in order to obtain and authenticate e-signatures. In addition, some states restrict the advertising content of marketing materials with respect to consumer loans.

Additional federal regulations governing consumer lending businesses are described in “Other Regulations Affecting Lending Operations” below.

Consumer loans have come under increased regulatory scrutiny in recent years that has resulted in increasingly restrictive regulations and legislation that has been introduced or adopted in a number of states, which has eliminated the offering of consumer loans in certain states or has made offering such loans less profitable or unattractive to the Company.

Foreign Regulation

In the United Kingdom, the Company’s consumer lending activities must comply with the European Union Consumer Credit Directive, the CCA and with related rules and regulations, which, among other things, require the Company to obtain governmental licenses and prescribe the presentation, form and content of loan agreements, including statutory warnings and the layout of financial information. The Company must also follow the Irresponsible Lending Guidance of the OFT, which provides greater clarity for lenders as to business practices that the OFT believes constitute irresponsible lending under the CCA. In April 2014, the FCA will take over responsibility for regulating consumer credit from the OFT and may change the way consumer loans are regulated in the United Kingdom. The Company is also subject to the requirements of the Data Protection Act 1988 (the “DPA”) and is required to be fully registered as a data-controller under the DPA. The Company is also required to be certified under the European Union Safe Harbor provisions, which allows European Union data to be passed to non-European Union countries.

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

For recent developments related to and a further discussion of the OFT, including the transition to regulation by the FCA, and the NCCPA, see “Recent Developments—Recent Regulatory and Other Developments—UK Office of Fair Trading” and “Item 1A. Risk Factors—Risks Related to the Company’s Business and Industry—Significant changes in, or a deterioration of, the political, regulatory or economic environment of Mexico, Australia, Canada or the United Kingdom could affect the Company’s operations in these countries.”

Industry Best Practices

The Company is a member of the Community Financial Services Association of America (the “CFSA”) in the U.S., the Online Lenders Alliance (“OLA”) in the U.S. and the Consumer Finance Association (the “CFA”) in the U.K. These associations have developed guidelines or best practices for responsible lending for their members to follow that often have more extensive requirements than federal, state and local regulatory requirements with which the Company is required to comply. The Company endeavors to adhere to the guidelines or best practices of these associations, which are summarized below.

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

—	Limiting loan rollovers (or extensions of outstanding consumer loans) to four, or less if required by applicable state law;
—	Complying with applicable laws, including limiting rates or fees charged to those permitted by applicable state or federal law;
—	Providing customers a one-day right to rescind any consumer loan transaction without incurring any additional charges;
—	Encouraging consumer responsibility by promoting responsible use of consumer loans;
—	Collecting past due amounts in a professional, fair and lawful manner, and utilizing the FDCPA as guidance for collection activities;
—	Prohibiting the taking or threatening of criminal action against a customer as a result of the customer’s check being returned unpaid or the customer’s account not being paid;
—	Participating in self-policing the industry and reporting violations of CFSA’s Best Practices to the CFSA, including agreeing to maintain and post a toll-free consumer hotline number; and
—

Requiring that lenders providing payday advances through the Internet must be licensed in each state where their payday advance customers reside and must comply with the disclosure, rollover, rate, and other requirements imposed by each such state, unless such state does not require the lender to be licensed or to comply with such provisions.

The OLA is a professional organization representing the growing industry of companies offering online consumer loans in the United States. All member companies have agreed to OLA Best Practices and a Code of Conduct developed by OLA to ensure that consumer loan customers are fully informed, fairly treated and are using all lending products and practices responsibly. The OLA also has been tasked with clearing up misconceptions and myths surrounding the online lending industry and educating the public, legislators and regulators about the demand for and importance of consumer loan products on the Internet. The OLA Best Practices are summarized as follows:

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

The CFA is a national association of lenders in the United Kingdom that encourages responsible industry practices and promotes consumer loan legislation and regulation to provide consumer loan customers with substantive consumer protections while preserving their access to short-term credit options. The CFA requires its members to follow the CFA Lending Code for Small Cash Advances and the industry Good Practice Customer Charter. These guidelines help to ensure responsible lending practices in the consumer loan industry and to ensure that customers have complete information about their loan and are treated fairly and in compliance with the laws applicable to their loan. Among other things, the guidelines developed by the CFA include:

—	Acting fairly, reasonably and responsibly in all dealings with consumers;
—	Not putting pressure on consumers to enter into any loan agreement or to extend (or roll over) the term of their existing loan agreement;
—	Telling consumers that a payday or short-term loan should be used for short-term financial needs and is not appropriate for long-term borrowing or if they are in financial difficulty;
—	Telling consumers how the loan works and the total cost of the loan (including providing an example of the price for each £100 borrowed, together with the fees and charges);
—	Checking whether the loan is suitable for the consumer by taking into account their specific circumstances;
—

Carrying out a sound, proper and appropriate affordability assessment and reviewing the creditworthiness of the consumer for each loan application and before a loan is extended (or rolled over) to check if the consumer can afford the loan;

—	Explaining how payments will be deducted from a consumer’s bank account and how a consumer can contact a lender by phone, email or online;
—

Setting out clearly how continuous payment authority works (if used by a lender to electronically debit a consumer’s bank account) and a consumer’s rights to cancel this authority, so the consumer can decide if this type of repayment is acceptable to them;

—	Limiting extensions of short-term loans to three occasions;
—	Dealing with cases of financial difficulty sympathetically and positively and doing what is needed to help a consumer manage what they owe;
—	Telling a consumer about free and independent debt-counseling organizations who can help them; and
—	Telling a consumer about a lender’s complaints-handling procedure when they take out a loan or when requested.

Check Cashing Regulations

The Company offers check cashing services at many of its pawn lending locations and consumer loan storefront locations. Some states require check cashing companies to meet minimum bonding or capital requirements and to comply with record-keeping requirements. Some states require check cashers to be licensed and have adopted ceilings on check cashing fees. Failure to observe a state’s legal requirements for check cashing could result, among other things, in a loss of the check cashing license in that state, the imposition of fines or customer refunds, and other civil and/or criminal penalties. In addition to state regulations applicable to check cashing companies, the Company’s check cashing activities also must comply with applicable federal regulations. The principal federal regulations governing check cashing operations are described in “Other Regulations Affecting Lending Operations” below.

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

The Company is also subject to the Federal Truth-in-Lending Act (and its underlying regulations, known as Regulation Z) and the Fair Credit Reporting Act. These laws require the Company to provide certain disclosures to prospective borrowers and protect against unfair credit practices. The principal disclosures required under the Truth-in-Lending Act are intended to promote the informed use of consumer credit. Under the Truth-in-Lending Act, the Company, when acting as a lender, is required to disclose certain material terms related to a credit transaction, including, but not limited to, the annual percentage rate, finance charge, amount financed, total of payments, the number and amount of payments and payment due dates to repay the indebtedness. The Fair Credit Reporting Act regulates the collection, dissemination and use of consumer information, including consumer credit information. The Fair Credit Reporting Act requires the Company to promptly update any credit information reported to a credit reporting agency about a consumer and to allow a process by which consumers may inquire about credit information furnished by the Company to a consumer reporting agency. In addition, the Fair Credit Reporting Act requires that the Company must provide a loan applicant a Notice of Adverse Action when the Company denies an application for credit, which, among other things, informs the applicant of the action taken regarding the credit application and of their right to learn the specific reasons for the denial of credit. In addition, the Federal Equal Credit Opportunity Act prohibits discrimination against any credit applicant on the basis of any protected category, such as race, color, religion, national origin, sex, marital status, or age, and requires the Company to notify credit applicants of any action taken on the individual’s credit application.

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

Under the Bank Secrecy Act and regulations of the U.S. Department of the Treasury, the Company must report transactions occurring in a single day involving currency in an amount greater than $10,000 and also must retain records for five years for purchases of monetary instruments for cash in amounts from $3,000 to $10,000. In addition, multiple currency transactions must be treated as single transactions if the financial institution has knowledge that the transactions are by, or on behalf of, any person or entity and result in either cash in or cash out totaling more than

$10,000 during any one day. In addition, federal regulations require the Company to report suspicious transactions involving at least $2,000 in a single day to the Financial Crimes Enforcement Network of the Treasury Department (“FinCEN”). The regulations generally describe three classes of reportable suspicious transactions—one or more related transactions that the business knows, suspects, or has reason to suspect (1) involve funds derived from illegal activity or are intended to hide or disguise such funds, (2) are designed to evade the requirements of the Bank Secrecy Act, or (3) appear to serve no legitimate business or lawful purpose. Certain subsidiaries of the Company are registered as money services businesses with the U.S. Treasury Department and must re-register with FinCEN at least every two years. The Company must also maintain a list of names and addresses of, and other information about, the Company’s stores and must make that list available to any requesting law enforcement agency. The store list must be updated at least annually.

Since October 2007, federal law caps the annual percentage rate that may be imposed on certain loans made to active duty military personnel or to active members of the National Guard or on active Reserve Duty, as well as their immediate dependents at 36%. This 36% annual percentage rate cap, which effectively prohibits the Company from offering certain of its consumer loan products to active members of the military or their dependents, applies to a variety of loan products, including certain consumer loans, though it does not apply to pawn loans.

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

In addition, the Company is also subject to regulation by the Federal Trade Commission (“FTC”) in the United States. The FTC’s Bureau of Consumer Protection’s mandate is to work to protect consumers against unfair, deceptive, or fraudulent practices in the marketplace. In furtherance of consumer protection, the FTC provides guidance and enforces federal laws concerning truthful advertising and marketing practices; fair financial practices in lending, loan servicing and debt collection; and protection of sensitive consumer information.

The Dodd-Frank Act created the CFPB, which has begun exercising supervisory review over certain non-bank providers of consumer financial products and services, including providers of consumer loans such as the Company. For more information about the CFPB, see “Recent Developments—Recent Regulatory and Other Developments—Consumer Financial Protection Bureau” and “Item 1A. Risk Factors—Risks Related to the Company’s Business and Industry—The Consumer Financial Protection Bureau could have a significant impact on the Company’s U.S. consumer loan business.”

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

The Company could be subject to changes in domestic and foreign laws and regulations as discussed under “Item 1A. Risk Factors—Risks Related to the Company’s Business and Industry—Adverse changes in laws or regulations affecting the Company’s products and services could negatively impact the Company’s operations” and “—Significant changes in, or a deterioration of, the political, regulatory or economic environment of Mexico, Australia, Canada or the United Kingdom could affect the Company’s operations in these countries.”

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

Name	Age	Position
Daniel R. Feehan	62	Chief Executive Officer and President
Thomas A. Bessant, Jr.	54	Executive Vice President – Chief Financial Officer
David A. Fisher	43	Chief Executive Officer – E-Commerce Division
Timothy S. Ho(a)	32	President – E-Commerce Division
Dennis J. Weese	49	President – Retail Services Division
J. Curtis Linscott	47	Executive Vice President – General Counsel and Secretary

(a)	Mr. Ho will step down as President of the E-Commerce Division on March 29, 2013.

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

David A. Fisher was appointed Chief Executive Officer of the E-Commerce Division of the Company on January 29, 2013. Prior to joining the Company, Mr. Fisher was Chief Executive Officer of optionsXpress Holdings, Inc. (“optionsXpress”) from October 2007 until The Charles Schwab Corporation acquired the business in September 2011. Following the acquisition, Mr. Fisher served as President of optionsXpress until March 2012. Mr. Fisher also served as the President of optionsXpress from March 2007 to October 2007 and as the Chief Financial Officer of optionsXpress from August 2004 to March 2007. Prior to joining optionsXpress, Mr. Fisher served as Chief Financial Officer of Potbelly Sandwich Works from February 2001 to July 2004, and before that in the roles of Chief Financial Officer and General Counsel for Prism Financial Corporation. In addition, Mr. Fisher has served on the Board of

Directors of InnerWorkings, Inc., since November 2011 and has served on the Board of Directors of GrubHub, Inc., a venture-backed company, since May 2012. Mr. Fisher also served on the Board of Directors of optionsXpress from October 2007 until September 2011 and CBOE Holdings, Inc. from January 2007 until October 2011. Mr. Fisher received a Bachelor of Science degree in Finance from the University of Illinois and a law degree from Northwestern University School of Law.

Timothy S. Ho has been President – E-Commerce Division since October 1, 2008 and has been the President and Chief Executive Officer of Enova since its formation in September 2011. Mr. Ho joined Enova International, Inc. (formerly known as CashNetUSA) in January 2006 as Director of Process Development, and he joined the Company in September 2006 as Vice President of Business Development in conjunction with the Company’s acquisition of CashNetUSA. Mr. Ho served as Senior Vice President – Strategic Development-E-Commerce Division from February 2008 until October 2008 where he oversaw the division’s strategy, marketing and analytics. Prior to joining Enova, Mr. Ho worked in program management at GE Healthcare in Milwaukee, Wisconsin. He received a Bachelor of Science degree in Computer Science from the University of Illinois. Mr. Ho will step down as President of the E-Commerce Division on March 29, 2013.

Dennis J. Weese has been the President – Retail Services Division since July 2008. He joined the Company as Executive Vice President & Chief Operating Officer – Retail Services Division in September 2007. Prior to joining the Company, Mr. Weese was Chief Operating Officer of On The Border Mexican Grill and Cantina, a restaurant company within the Brinker International family of restaurants from July 2004 until September 2007. He also served in a number of Vice President and Director Level positions at Limited Brands Inc. from May 2001 until July 2004 and with YUM! Brands, Inc. from September 1990 to May 2001. He is a graduate of the United States Military Academy at West Point and has earned a Master’s degree in Business Administration from Auburn University and a Master’s degree in business management from the University of Central Texas.

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

The Company’s business and future results may be affected by a number of risks and uncertainties that should be considered carefully in evaluating the Company. There may be additional risks and uncertainties to those listed below that are not presently known to the Company or that management currently deems immaterial that may also impair the Company’s business operations. The occurrence of one or more of the events listed below could have a significant adverse affect on the Company’s business, prospects, financial condition, results of operations and cash flows.

Risks Related to the Company’s Business and Industry

Adverse changes in laws or regulations affecting the Company’s products and services could negatively impact the Company’s operations.

The Company’s products and services are subject to extensive regulation and supervision under various federal, state, local and foreign laws, ordinances and regulations. In addition, as the Company develops new products and services, it will become subject to additional federal, state, local and foreign laws, ordinances and regulations. Failure to comply with applicable laws and regulations could subject the Company to regulatory enforcement action and/or could result in the assessment against the Company of civil, monetary or other penalties, could require the Company to refund interest or fees or could result in a determination that certain loans are not collectible. The Company faces the risk that restrictions or limitations resulting from the enactment, change, or interpretation of laws and regulations could negatively affect the Company’s business activities or effectively eliminate some of the Company’s current loan products.

In particular, consumer loans have come under increased regulatory scrutiny in the United States in recent years that has resulted in increasingly restrictive regulations and legislation that makes offering such loans in certain states less profitable or unattractive to the Company. Regulations adopted by some states require that all borrowers of certain short-term loan products be listed on a database and limit the number of loans a borrower may have outstanding. Other regulations adversely impact the availability of some of the Company’s consumer loan products to active duty military personnel, active members of the National Guard or members on active reserve duty and their immediate dependents. Legislative or regulatory activities may also limit the amount of interest and fees to levels that do not permit the offering of consumer loans to be feasible or may limit the number of consumer loans that customers may receive or have outstanding.

Certain consumer advocacy groups and federal and state legislators have also asserted that laws and regulations should be tightened so as to severely limit, if not eliminate, the availability of certain consumer loan products to consumers, despite the significant demand for it. In particular, both the executive and legislative branches of the U.S. federal government continue to receive significant pressure from consumer advocates and other industry opposition groups, and those governmental branches have recently exhibited an increased interest in debating legislation that could further regulate consumer loan products. The U.S. Congress has debated, and may in the future adopt, proposed legislation that could, among other things, place a cap on the effective annual percentage rate on consumer loan transactions (which could encompass both the Company’s consumer loan and pawn businesses), place a cap on the dollar amount of fees that may be charged for consumer loans, ban or limit loan renewals or extensions (where the customer agrees to pay the current finance charge on a loan for the right to make payment of the outstanding principal balance of such loan at a later date plus an additional finance charge), including the rates to be charged for loan renewals or extensions, require the Company to offer an extended payment plan, allow for only minimal origination fees for advances, require short-term lenders to be bonded or require lenders to report consumer loan activity to databases designed to monitor or restrict consumer borrowing activity.

The Company follows legislative and regulatory developments in each state where it does business. In addition, since 2007, legislative changes that have been enacted in Arizona, Colorado, Delaware, Illinois, Maryland, Minnesota, Montana, New Hampshire, Ohio, Oregon, Washington and Wisconsin impact some of the consumer loan products the Company has historically offered in those states. Due to these legislative changes, the Company has ceased offering consumer loans in the States of Arizona, Montana and New Hampshire and discontinued its Credit Services Organization program in Maryland. In addition, these changes have also altered the parameters upon which the Company offers some of its consumer loans to consumers in the other states mentioned above, which has generally had the effect of reducing the profitability and the volume of the consumer loans the Company offers to customers in these other states. See “Item 1. Business—Recent Developments—Recent Regulatory and Other Developments” for additional information regarding recent regulatory developments.

The Company cannot currently assess the likelihood of any future unfavorable federal or state legislation or regulations being proposed or enacted that could affect the Company’s products and services, including consumer loans and pawn loans. The Company is closely monitoring proposed legislation being discussed in states such as Kansas, Kentucky, Mississippi, Missouri, Ohio and Texas, among others. There can be no assurance that additional legislative or regulatory initiatives will not be enacted that could severely restrict, prohibit or eliminate the Company’s ability to offer a consumer loan product. Any federal or state legislative or regulatory action that severely restricts, by imposing an annual percentage rate limit on consumer loan transactions or otherwise prohibits, or places restrictions on, consumer loans and similar services, if enacted, could have a material adverse impact on the Company’s business, prospects, results of operations and financial condition and could impair the Company’s ability to continue current operations.

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

As described further below, the Company is also subject to foreign laws in the countries in which it operates or offers loan products.

The Consumer Financial Protection Bureau could have a significant impact on the Company’s U.S. consumer loan business.

In July 2010, the U.S. Congress passed the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”), and Title X of the Dodd-Frank Act created the Consumer Financial Protection Bureau (the “CFPB”), which regulates consumer financial products and services, including consumer loans offered by the Company. On January 4, 2012, President Obama appointed a Director of the CFPB in a recess appointment bypassing Senate confirmation. Although there remain doubts about the legality of this appointment and the appointment is subject to legal challenge, the CFPB has begun exercising supervisory review over certain non-bank providers of consumer financial products and services, including providers of consumer loans such as the Company. The Dodd-Frank Act gave the CFPB, among other things, authority to examine and require registration of providers of consumer financial products and services, including providers of consumer loans such as the Company; the authority to adopt rules describing specified acts and practices as being “unfair,” “deceptive” or “abusive,” and hence unlawful; and the authority to impose record-keeping obligations. The Company does not currently know the nature and extent of the rules that the CFPB will consider with respect to consumer loan products and services such as those offered by the Company or the timeframe in which the CFPB may consider such rules.

The CFPB has indicated that it intends to systematically gather data to obtain a complete picture of the consumer loan market and its impact on consumers, and the CFPB has also released its Short-Term, Small-Dollar Lending Examination Procedures, which is the field guide for CFPB examiners to use when examining small-dollar lenders such as the Company. The CFPB’s examination authority permits CFPB examiners to inspect the Company’s books and records and ask questions about its business, and the examination procedures include specific modules for examining marketing activities, loan application and origination activities, payment processing activities and sustained use by consumers, collections, accounts in default, consumer reporting and third-party relationships, as well as the Company’s compliance program. Although the CFPB does not have the authority to regulate interest rates, it is possible that at some time in the future the CFPB could propose and adopt new rules that require certain changes to short-term consumer lending products and services, including certain short-term loans offered by or through the Company, which could make these products and services materially less profitable or even impractical to offer and could force the Company to modify or terminate certain of its product offerings in the United States. The CFPB could also adopt rules imposing new and potentially burdensome requirements and limitations with respect to other consumer loan products and services. Any new rules adopted by the CFPB could also result in significant compliance costs to the Company. Any such rules could have a material adverse effect on the Company’s business, results of operations and financial condition or could make the continuance of all or part of the Company’s U.S. consumer loan business impractical or unprofitable.

In furtherance of its regulatory and supervisory powers, the CFPB has the authority to impose monetary penalties for violations of applicable federal consumer financial laws, require remediation of practices and pursue enforcement actions. The CFPB has the authority to obtain cease and desist orders (which can include orders for restitution or rescission of contracts, as well as other kinds of affirmative relief) and monetary penalties ranging from $5,000 per day for ordinary violations of federal consumer financial laws to $25,000 per day for reckless violations and $1 million per day for knowing violations. Also, where a company has violated Title X of the Dodd-Frank Act or CFPB regulations implemented under Title X of the Dodd-Frank Act, the Dodd-Frank Act empowers state attorneys general and state regulators to bring civil actions to remedy violations of state law. If the CFPB or one or more state attorneys general or state regulators or the Federal Trade Commission, acting under the Federal Trade Commission Act, believe that the Company has violated any of the applicable laws or regulations, they could exercise their enforcement powers in ways that could have a material adverse effect on the Company or its business.

Negative public perception of the Company’s business, specifically its consumer loan business and its business practices, could cause demand for the Company’s products to significantly decrease.

In recent years, consumer advocacy groups and some media reports have advocated governmental action to prohibit or place severe restrictions on short-term consumer loans. Such consumer advocacy groups and media reports generally focus on the Annual Percentage Rate to a consumer for this type of loan, which is compared unfavorably to the interest typically charged by banks to consumers with top-tier credit histories. The fees charged by the Company and others in the industry attract media publicity about the industry and can be perceived as controversial by those who do not focus on the credit risk and high transaction costs of serving the Company’s customer segment. If the negative characterization of these types of loans becomes increasingly accepted by consumers, demand for any or all of the consumer loan products offered by the Company could significantly decrease, which could materially affect the Company’s results of operations and financial condition. Additionally, if the negative characterization of these types of loans is accepted by legislators and regulators, the Company could become subject to more restrictive laws and regulations applicable to short-term loans or other consumer loan products offered by the Company that could materially adversely affect the Company’s financial condition and results of operations and could impair the Company’s ability to continue current operations.

In addition, the Company’s ability to attract and retain customers is highly dependent upon the external perceptions of its level of service, trustworthiness, business practices, financial condition and other subjective qualities. Negative perceptions or publicity regarding these matters—even if related to seemingly isolated incidents—could erode trust and confidence and damage the Company’s reputation among existing and potential customers, which could make it difficult for the Company to attract new customers and maintain existing ones and could significantly decrease the demand for the Company’s products.

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

In Mexico, restrictions and regulations affecting pawn services, including licensing restrictions, disclosure requirements and limits on interest rates have been and likely will in the future be proposed from time to time. The Company also maintains business relationships with significant third-party service providers. The failure of key service providers to fulfill their obligations as a result of regulatory, political, economic or other factors could disrupt the Company’s operations in Mexico. The Company’s business in Mexico is also subject to other potential risks and uncertainties that are beyond the Company’s control, such as violence, social unrest, enforcement of property rights and public safety and security, which could restrict or eliminate the Company’s ability to operate some or all of its locations in Mexico or significantly reduce customer traffic or demand.

In addition, the Company offers consumer loans, either directly or through an independent third-party lender, over the Internet to customers in Australia, Canada and the United Kingdom. The United Kingdom and Australia have recently exhibited an increasing interest in considering legislation that could regulate or restrict the consumer loan products the Company offers.

In Australia the Company acts as a finance broker, offering the lending products of unaffiliated third-party lenders, which is similar to the Company’s credit services organization (“CSO”) programs in the United States. In Australia, the Company follows the responsible lending guidelines under the National Consumer Credit Protection Act (2010) (the “NCCPA”), which has been recently amended. Part of the amendment will become effective on March 1, 2013, and the remainder will become effective on July 1, 2013. The amendment includes limitations on permissible fees charged on certain consumer loans, including consumer loans arranged by the Company. The Company is still assessing the impact of this amendment on the product offered in Australia, but the Company expects that the product will be modified as a result of this amendment, which could make the product less profitable or could eliminate the Company’s ability to offer lending products in Australia. The Company may even need to exit Australia if the product cannot be modified in a way that retains their profitability in that country.

In the United Kingdom, the Company must follow the Irresponsible Lending Guidance of the Office of Fair Trading (the “OFT”) and the Consumer Credit Act of 1974 that was amended by the Consumer Credit Act of 2006 (collectively, the “CCA”), among other rules and regulations. In December 2012, the U.K. Parliament passed the Financial Services Act of 2012 (the “Act”), certain provisions of which take effect on April 1, 2013 and April 1, 2014. The Act makes changes to the CCA and the Financial Services and Markets Act of 2000 (the “FSMA”) and gives the OFT the power to suspend consumer credit licenses with immediate effect or from a date specified. The Act also creates the Financial Conduct Authority (the “FCA”), which will take over responsibility for regulating consumer credit from the OFT in April 2014. The FCA may regulate consumer credit pursuant to the guidance of the FSMA, which includes prescriptive regulations that currently govern the secured credit market and could possibly call for the repeal of the CCA or for enabling legislation in the United Kingdom. Prescriptive regulations, as contrasted with principles-based regulations that currently regulate the lending process in the United Kingdom, define what a lender may and may not do with a specific product, similar to U.S. law. However, the U.K. coalition government has reserved the option to retain the principles-based CCA provisions should it conclude that a regulatory model for unsecured consumer credit under the FSMA and FCA cannot be delivered in an effective regulatory manner. During the period of transition of regulatory responsibility over consumer credit from the OFT to the FCA, the OFT will continue to fully and rigorously regulate consumer credit, including the short-term loan market. If prescriptive regulations are adopted, the Company’s compliance costs will be significantly increased. Any of these changes could have a material adverse effect on the Company’s business, prospects, results of operations and financial conditions and could impair its ability to continue current operations in the United Kingdom.

In addition, in October 2011, the OFT issued debt collection guidance that was revised in November 2012. This debt collection guidance allows consumer lenders such as the Company to debit a customer’s account, which includes debits to both bank accounts and debit cards, in a “reasonable and non-excessive manner.” The Company has not experienced a material adverse impact on its business as a result of this guidance. The OFT may, in the future, issue additional guidance that could require further adjustments to the Company’s collections processes and could result in lower collections on loans made by the Company and a decrease in the number of customers that it is able to approve.

In February 2012, the OFT also announced that it had launched a review of the payday lending sector in the United Kingdom to assess the sector’s compliance with the CCA, the OFT’s Irresponsible Lending Guidelines and other relevant guidance and legal obligations. The OFT has announced that these inspections could be used to assess a licensee’s fitness to hold a consumer credit license and could result in formal enforcement action where appropriate. The OFT is expected to announce its findings during the first quarter of 2013. If the Company is required to make changes to its consumer loan operations in the United Kingdom as a result, such action could have a material adverse effect on the Company’s foreign business, prospects, results or operations and financial condition and could impair the Company’s ability to continue its current operations.

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

There can be no assurance that the Company will be able to operate at an acceptable level of profitability in Mexico after its Mexico-based pawn operations are reorganized.

During the third and fourth quarters of 2012, the Company substantially completed the reorganization of its Mexico-based pawn operations that comprise the foreign component of its retail services segment to include only full-service pawn locations that offer pawn loans based on the pledge of general merchandise and jewelry-based collateral (“the Mexico Reorganization”). The Company recognized $28.9 million of charges related to the Mexico Reorganization during the year ended December 31, 2012. Following the Mexico Reorganization, the Company expects to continue operating 47 full-service pawn locations in Mexico. There is no assurance that these remaining full-service pawn locations will be able to operate in Mexico at an acceptable level of profitability. If these remaining pawn locations have to be closed in the future, the Company will incur additional charges, which could adversely affect the Company’s results of operations in the period when it takes such charge.

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

Adverse court interpretations of the laws and regulations under which the Company operates could require the Company to alter the products it offers or impair the Company’s ability to offer certain products.

On May 28, 2009, a subsidiary of the Company, Ohio Neighborhood Finance, Inc., doing business as Cashland (“Cashland”), filed a standard collections suit in an Elyria Municipal Court in Ohio against Rodney Scott seeking judgment against Mr. Scott in the amount of $570.16, which was the amount due under his loan agreement. Cashland’s loan was offered under the Ohio Mortgage Loan Act (“OMLA”), which allows for interest at a rate of 25% per annum plus certain loan fees allowed by the statute. The Municipal Court held that short-term, single-payment consumer loans made by Cashland are not authorized under the OMLA, and instead should have been offered under the Ohio Short-Term Lender Law, which was passed by the Ohio legislature in 2008 for consumer loans with similar terms. Due to a cap on interest and loan fees at an amount that is less than permitted under OMLA, the Company does not offer loans under the Ohio Short-Term Lender Law.

On December 3, 2012, the Ohio Ninth District Court of Appeals affirmed the Municipal Court’s ruling in a 2-1 decision. Although this court decision is only legally binding in the Ninth District of Ohio, which includes four counties in northern Ohio where Cashland operates seven stores, other Ohio courts may consider this decision.

The Company filed an appeal of the Ninth District Court’s decision with the Ohio Supreme Court on January 17, 2013 because it believes that this decision is contrary to the language of the OMLA, and the Ohio Supreme Court has not yet determined whether it will hear the appeal. If the Ninth District Court’s decision is upheld by the Ohio Supreme Court on appeal, the Company’s Ohio operations may be adversely affected. The Company relies on the OMLA to make short-term loans in its retail services locations in Ohio, and if the Company is unable to continue making short-term loans under this law, it will have to alter its short-term loan product in Ohio. In addition, the Company has received, and may in the future receive, claims that it improperly made loans under the OMLA, which could result in material losses to the Company or require the Company to make refunds in connection with certain short-term loans made under the OMLA.

Adverse court interpretations of the various laws and regulations under which the Company operates could require the Company to alter the products that it offers or cease doing business in the jurisdiction where the court interpretation is applicable. Any of these events could have a material adverse effect on the Company’s business, prospects, results of operations and financial condition.

The failure of third-parties who provide products, services or support to the Company to maintain their products, services or support could disrupt Company operations or result in a loss of revenue.

The Company’s consumer loan revenues depend in part on the willingness and ability of unaffiliated third-party lenders to make loans to customers and other third parties to provide services to facilitate lending and loan underwriting in both the storefront and online lending consumer loan channels. The loss of the relationship with any of these third parties, and an inability to replace them or the failure of these third parties to maintain quality and consistency in their programs or services or to have the ability to provide their products and services, could cause the Company to lose customers and substantially decrease the revenues and earnings of the Company’s consumer loan business. The Company offers other services provided by various third-party vendors available to its customers. If a third-party provider fails to provide its products or services, does not maintain its quality and consistency or fails to have the ability to provide its products and services, the Company could lose customers and related revenue from those products or services. The Company also uses third parties to support and maintain certain of its communication systems and computerized point-of-sale and information systems. The failure of such third parties to fulfill their support and maintenance obligations could disrupt the Company’s operations. Any of these events could result in a loss of revenue and could have a material adverse effect on the Company’s business, prospects, results of operations and financial condition.

A decreased demand for the Company’s products and specialty financial services and failure of the Company to adapt to such decrease could result in a loss of revenue and could have a material adverse effect on the Company.

Although the Company’s products and services are a staple of its customer base, the demand for a particular product or service may decrease due to a variety of factors, such as regulatory restrictions that reduce customer access to particular products, the availability of competing products or changes in customers’ financial conditions. Should the Company fail to adapt to a significant change in its customers’ demand for, or access to, its products, the Company’s revenues could decrease significantly. Even if the Company does make adaptations or introduce new products to fulfill customer demand, customers may resist or may reject products whose adaptations make them less attractive or less available. In any event, the effect of any product change on the results of the Company’s business may not be fully ascertainable until the change has been in effect for some time. In particular, the Company has changed, and will continue to change, some of the consumer loan operations of the Company and the products it offers. Any of these events could result in a loss of revenue and could have a material adverse effect on the Company’s business, prospects, results of operations and financial condition.

If the Company’s allowance for losses and liability for estimated losses on third-party lender-owned consumer loans are not adequate to absorb losses or if the Company does not successfully manage its credit risk for unsecured consumer loans, the Company’s business, results of operations and financial condition may be adversely affected.

As more fully described under “Item 8. Financial Statements and Supplementary Data—Note 6,” the Company utilizes a variety of underwriting criteria, monitors the performance of its consumer loan portfolios and maintains either an allowance or liability for estimated losses on consumer loans (including fees and interest) at a level estimated to be adequate to absorb credit losses inherent in the receivables portfolio and expected losses from loans guaranteed under the CSO programs. The allowance deducted from the carrying value of consumer loans was $85.7 million at December 31, 2012, and the liability for estimated losses on third-party lender-owned consumer loans was $3.5 million at December 31, 2012. These reserves are estimates, and if actual loan losses are materially greater than the Company’s reserves, the Company’s results of operations and financial condition could be adversely affected. In addition, if the Company does not successfully manage credit risk for its unsecured consumer loans through its loan underwriting, it could incur substantial credit losses due to customers being unable to repay their loans. Any failure to manage credit risk could materially adversely affect the Company’s business, results of operations and financial condition.

Increased competition from banks, savings and loans, other consumer lenders, and other entities offering similar financial services, as well as retail businesses that offer products and services offered by the Company, could adversely affect the Company’s results of operations.

The Company has many competitors. Its principal competitors are other pawnshops, consumer loan companies, credit service organizations, online lenders, consumer finance companies and other financial institutions that serve the Company’s primary customer base. Many other financial institutions or other businesses that do not now offer products or services directed toward the Company’s traditional customer base, many of whom may be much larger than the Company, could begin doing so. Significant increases in the number and size of competitors for the Company’s business could result in a decrease in the number of consumer loans or pawn loans that the Company writes, resulting in lower levels of revenues and earnings in these categories. Furthermore, the Company has many competitors to its retail operations, such as retailers of new merchandise, retailers of pre-owned merchandise, other pawnshops, thrift shops, internet retailers and internet auction sites. Increased competition or aggressive marketing and pricing practices by these competitors could result in decreased revenues, margins and turnover rates in the Company’s retail operations.

The Company’s success is dependent, in part, upon its executive officers, and if the Company is not able to attract and retain qualified executive officers, its business could be materially adversely affected.

The Company’s success depends, in part, on its executive officers, which is comprised of a relatively small group of individuals. Many members of the senior management team have significant industry experience, and the Company believes that its senior management would be difficult to replace, if necessary. Because the market for qualified individuals is highly competitive, the Company may not be able to attract and retain qualified executive officers or candidates. In addition, increasing regulations on the consumer financial services industry could affect the Company’s ability to attract and retain qualified executive officers. If the Company is unable to attract or retain qualified executive officers, it could materially adversely affect the Company’s business.

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

The Company’s expansion strategy is subject to external factors and other circumstances over which the Company has limited control or that are beyond the Company’s control. These factors and circumstances could adversely affect the Company’s ability to grow through the opening and acquisition of new operating units.

The Company’s expansion strategy for its retail services segment includes acquiring existing stores and opening new ones. The success of this strategy is subject to numerous external factors, such as the availability of attractive acquisition candidates, the availability of sites with acceptable restrictions and suitable terms, the Company’s ability to attract, train and retain qualified store management personnel, the ability to access capital, the ability to obtain required government permits and licenses, the prevailing laws and regulatory environment of each state or jurisdiction in which the Company operates or seeks to operate, which are subject to change at any time, the degree of competition in new markets and its effect on the Company’s ability to attract new customers and the ability to adapt the Company’s infrastructure and systems to accommodate its growth. Some of these factors are beyond the Company’s control. The failure to execute this expansion strategy would adversely affect the Company’s ability to expand its business and could materially adversely affect its business, prospects, results of operations and financial condition.

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

As of December 31, 2012, the Company had $578.3 million total debt outstanding, including the Company’s line of credit, senior unsecured notes and 2009 Convertible Notes as more fully described under “Item 8. Financial Statements and Supplementary Data — Note 13.” If the Company is unable to generate sufficient cash flow or otherwise obtain funds necessary to make required payments on these debt obligations or if it is in breach of the covenants contained in the debt agreements it would default under the terms of the applicable agreement or indenture. Any such default could result in an acceleration of the repayment obligations to such lenders as well as the lenders under any of its other debt agreements under applicable cross default provisions. Any such default could materially adversely affect the Company’s business, prospects, results of operations and financial condition and could impair the Company’s ability to continue current operations.

The Company is subject to impairment risk.

At December 31, 2012, the Company had goodwill totaling $608.2 million, consisting of $397.8 million related to the retail services segment and $210.4 million related to the e-commerce segment, on its consolidated balance sheets, all of which represent assets capitalized in connection with the Company’s acquisitions and business combinations. In addition, at December 31, 2012, the Company had intangible assets, net of accumulated amortization, of $36.5 million, consisting of $36.3 million related to its retail services segment and $0.2 million related to the e-commerce segment. Accounting for goodwill and intangible assets requires significant management estimates and judgment. Events may occur in the future and the Company may not realize the value of its goodwill or intangible assets. Management performs periodic reviews of the carrying values of its goodwill and intangible assets to determine whether events and circumstances indicate that an impairment in value may have occurred. A variety of factors could cause the carrying value of goodwill or an intangible asset to become impaired. Should a review indicate impairment, a write-down of the carrying value of the goodwill or intangible asset would occur, resulting in a non-cash charge, which could adversely affect the Company’s results of operations and could also lead to the Company’s inability to comply with certain covenants in the Company’s financing documents, which could cause a default under those agreements.

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

The Company is subject to cyber security risks and security breaches and may incur increasing costs in an effort to minimize those risks and to respond to cyber incidents.

The Company’s business involves the storage and transmission of users’ proprietary information, and security breaches could expose it to a risk of loss or misuse of this information, litigation, and potential liability. The Company’s e-commerce segment is entirely dependent on the secure operation of its websites and systems as well as the operation of the internet generally. A number of companies have disclosed security breaches, some of which have involved intentional attacks. The Company may not have the resources or technical sophistication to anticipate or prevent rapidly evolving types of cyber attacks. Attacks may be targeted at the Company, its customers, or both. If an actual or perceived breach of security occurs, customer and/or supplier perception of the effectiveness of the Company’s security measures could be harmed and could result in the loss of customers, suppliers or both. Actual or anticipated attacks and risks may cause the Company to incur increasing costs, including costs to deploy additional personnel and protection technologies, train employees, and engage third party experts and consultants.

A person who is able to circumvent the Company’s security measures could misappropriate the Company’s or its users’ proprietary information, cause interruption in its operations, damage its computers or those of its users, or otherwise damage its reputation and business. Any compromise of security could result in a violation of applicable privacy and other laws, significant legal and financial exposure, damage to the Company’s reputation, and a loss of confidence in its security measures, which could harm its business.

Most of the Company’s customers provide personal information, including bank account information when applying for consumer loans. The Company relies on encryption and authentication technology licensed from third parties to provide the security and authentication to effectively secure transmission of confidential information, including customer bank account and other personal information. Advances in computer capabilities, new discoveries in the field of cryptography or other developments may result in the technology used by the Company to protect transaction data being breached or compromised. Data breaches can also occur as a result of non-technical issues.

The Company’s servers are also vulnerable to computer viruses, physical or electronic break-ins, and similar disruptions, including “denial-of-service” type attacks. The Company may need to expend significant resources to protect against security breaches or to address problems caused by breaches. Security breaches, including any breach by the Company or by persons with whom it has commercial relationships that result in the unauthorized release of its users’ personal information, could damage its reputation and expose it to a risk of loss or litigation and possible liability.

In addition, many of the third-parties who provide products, services or support to the Company could also experience any of the above cyber risks or security breaches, which could impact the Company’s customers and the Company’s business and could result in a loss of customers, suppliers or revenue.

Any of these events could result in a loss of revenue and could have a material adverse effect on the Company’s business, prospects, results of operations and financial condition.

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

The Company takes the position that the arbitration provisions in its consumer loan agreements are valid and enforceable; however, the enforceability of arbitration provisions is often challenged in court. If those challenges are successful, the Company’s arbitration and class action waiver provisions could be unenforceable, which could subject the Company to additional litigation, including additional class action litigation.

In addition, the U.S. Congress has considered legislation that would generally limit or prohibit mandatory arbitration agreements in consumer contracts and has enacted legislation with such a prohibition with respect to certain mortgage loan agreements and also certain consumer loan agreements to members of the military on active duty and their dependents. Further, the Dodd-Frank Act directs the CFPB to study consumer arbitration and report to the U.S. Congress, and it authorizes the CFPB to adopt rules limiting or prohibiting consumer arbitration, consistent with the results of its study. Any such rule would apply to arbitration agreements entered into more than six months after the final rule becomes effective (and not to prior arbitration agreements).

Any judicial decisions, legislation or other rules or regulations that impair the Company’s ability to enter into and enforce consumer arbitration agreements and class action waivers could significantly increase the Company’s exposure to class action litigation as well as litigation in plaintiff-friendly jurisdictions. Such litigation would be costly and could have a material adverse effect on the Company’s business, results of operations and financial condition.

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

The Company prepares its financial statements in accordance with generally accepted accounting principles in the United States (“GAAP”), and GAAP and its interpretations are subject to change over time. If new rules or interpretations of existing rules require the Company to change its financial reporting, the Company’s results of operations and financial condition could be materially adversely affected, and the Company could be required to restate historical financial reporting.

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

The Company’s common stock is traded on the New York Stock Exchange. The market price of the Company’s common stock has been volatile and could fluctuate substantially based on a variety of factors, including the following:

•	variations in results of operations;
•	legislative or regulatory changes, and in particular, legislative or regulatory changes affecting the Company’s consumer loan operations;
•	fluctuations in commodity prices;
•	general trends in the industry;
•	market conditions;

•	analysts’ estimates; and
•	perceptions of and other events related to the consumer loan industry.

The market price for the Company’s common stock has varied between a high of $49.42 on March 28, 2012 and a low of $34.21 on November 16, 2012 in the twelve-month period ended December 31, 2012. The Company’s stock price is likely to continue to be volatile and subject to significant price and volume fluctuations in response to market and other factors, including the other factors discussed in “Risks Related to the Company’s Business and Industry,” variations in the Company’s quarterly operating results from management’s expectations or those of securities analysts or investors, downward revisions in securities analysts’ estimates and announcements by the Company or its competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments.

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

The Company may, in the future, issue its previously authorized and unissued shares of common stock, including the potential issuance of shares of common stock upon conversion of the 2009 Convertible Notes (as more fully described under “Item 8. Financial Statements and Supplementary Data—Note 13”), resulting in the dilution of the ownership interests of the Company’s shareholders. The Company is currently authorized to issue up to 80,000,000 shares of common stock, par value $0.10 per share, and as of February 19, 2013, the Company had 28,811,280 shares of common stock issued and outstanding. The potential issuance of additional shares of common stock may create downward pressure on the trading price of the Company’s common stock. The Company may also issue additional shares of its common stock or other securities that are convertible into or exercisable for common stock for capital-raising or other business purposes. Future sales of substantial amounts of common stock, or the perception that sales could occur, could have a material adverse effect on the price of the Company’s common stock.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The Company’s headquarters that serve both the retail services and e-commerce segments, which the Company owns, are located in a nine-story office building adjacent to downtown Fort Worth, Texas. In addition, the Company has other corporate locations in Fort Worth, Texas and Cincinnati, Ohio that are used for both its retail services and e-commerce segment. Corporate locations in Chicago and Gurnee, Illinois are used in the Company’s e-commerce segment, and a corporate location in Mexico City, Mexico is used in its retail services segment. These properties and substantially all of the Company’s retail services locations are leased under non-cancelable operating leases with initial lease periods of one to 23 years that serve its retail services segment. In addition, as of December 31, 2012, the Company owned the real estate and buildings for 12 of its retail services locations.

In the table below, as of December 31, 2012, the retail services segment locations column includes the number of domestic and foreign Company-owned retail services locations that serve the Company’s retail services segment and the e-commerce column includes the states in the United States and other foreign countries where the Company’s e-commerce segment operates.

	Retail Services Segment Locations	E-Commerce Segment
United States:
Alabama	9	Y
Alaska	6	Y
Arizona	37	-
California	23	Y
Colorado	5	-
Delaware	-	Y
Florida	75	Y
Georgia	17	-
Hawaii	-	Y
Idaho	-	Y
Illinois	25	Y
Indiana	37	-
Kansas	-	Y
Kentucky	22	-
Louisiana	24	Y
Maine	-	Y
Maryland	-	Y
Michigan	10	Y
Minnesota	-	Y
Mississippi	-	Y
Missouri	17	Y
Nevada	28	Y
New Mexico	-	Y
North Carolina	16	-
North Dakota	-	Y
Ohio	120	Y
Oklahoma	15	Y
Oregon	-	Y
Rhode Island	-	Y
South Carolina	6	Y
South Dakota	-	Y
Tennessee	41	Y
Texas	257	Y
Utah	7	Y
Virginia	-	Y
Washington	34	Y
Wisconsin	-	Y
Wyoming	-	Y
Total U.S.	831	-
Number of U.S. states	22	32

United Kingdom	-	Y
Australia	-	Y
Canada	-	Y
Mexico	47	Y
Total Foreign	47	-
Number of Foreign Countries	1	4
Total Company	878	36

The Company considers its equipment, furniture and fixtures and owned buildings to be in good condition. The Company has its own construction supervisors who engage local contractors to selectively remodel and upgrade its retail services locations throughout the year.

The Company’s leases typically require the Company to pay all maintenance costs, insurance costs and property taxes. For additional information concerning the Company’s leases, see “Item 8. Financial Statements and Supplementary Data—Note 15.”

ITEM 3.	LEGAL PROCEEDINGS

On August 6, 2004, James E. Strong filed a purported class action lawsuit in the State Court of Cobb County, Georgia against Georgia Cash America, Inc., Cash America International, Inc. (together with Georgia Cash America, Inc., “Cash America”), Daniel R. Feehan, and several unnamed officers, directors, owners and “stakeholders” of Cash America. The lawsuit alleges many different causes of action, among the most significant of which is that Cash America made illegal short-term loans in Georgia in violation of Georgia’s usury law, the Georgia Industrial Loan Act and Georgia’s Racketeer Influenced and Corrupt Organizations Act (“RICO”). First National Bank of Brookings, South Dakota (“FNB”) and Community State Bank of Milbank, South Dakota (“CSB”) for some time made loans to Georgia residents through Cash America’s Georgia operating locations. The complaint in this lawsuit claims that Cash America was the true lender with respect to the loans made to Georgia borrowers and that FNB and CSB’s involvement in the process is “a mere subterfuge.” Based on this claim, the suit alleges that Cash America was the “de facto” lender and was illegally operating in Georgia. The complaint seeks unspecified compensatory damages, attorney’s fees, punitive damages and the trebling of any compensatory damages. In November 2009 the case was certified as a class action lawsuit. In August 2011, Cash America filed a motion for summary judgment, and in October 2011, the plaintiffs filed a cross-motion for partial summary judgment. Hearings on the motions were held in October and November 2011, and the trial court entered an order granting summary judgment in favor of Cash America on one of the plaintiff’s claims, denying the remainder of Cash America’s motion and granting the plaintiff’s cross-motion for partial summary judgment. Cash America filed a notice of appeal with the Georgia Court of Appeals in December 2011 on the grant of plaintiff’s partial summary judgment, and on November 6, 2012, the Georgia Court of Appeals reversed the trial court’s grant of partial summary judgment to plaintiffs and affirmed the trial court’s denial of Cash America’s motion for summary judgment. Cash America filed a Petition for Certiorari with the Supreme Court of Georgia to appeal the decision of the Georgia Court of Appeals regarding Cash America’s motion for summary judgment on November 26, 2012, which was denied on February 18, 2013. The Company is currently unable to estimate a range of reasonably possible losses, as defined by ASC 450-20-20, Contingencies—Loss Contingencies—Glossary, for this litigation. Cash America believes that the Plaintiffs’ claims in this suit are without merit and is vigorously defending this lawsuit.

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

(a) Market for Registrant’s Common Equity

The New York Stock Exchange is the principal exchange on which the Company’s common stock, par value $0.10 per share, is traded under the symbol “CSH”. There were 534 shareholders of record (not including individual participants in security listings) as of February 19, 2013. The high and low sales prices of common stock as quoted on the New York Stock Exchange and cash dividends declared per share during 2012 and 2011 were as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2012
High	$49.42	$48.69	$46.06	$40.92
Low	40.02	40.35	34.85	34.21

Cash dividend declared per share	0.035	0.035	0.035	0.035

2011
High	$46.05	$58.32	$62.33	$57.74
Low	36.65	42.49	48.86	45.00

Cash dividend declared per share	0.035	0.035	0.035	0.035

The Company expects that comparable cash dividends will continue to be paid in the future.

(c) Issuer Purchases of Equity Securities

The following table provides the information with respect to purchases made by the Company of shares of its common stock during each of the months in 2012:

Period	Total Number of Shares Purchased(a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (b)	Maximum Number of Shares that May Yet Be Purchased Under the Plan (b)
January 1 to January 31	18,791	$40.37	-	2,065,000
February 1 to February 29	27,165	$44.30	-	2,065,000
March 1 to March 31	-	$0.00	-	2,065,000
April 1 to April 30	-	$0.00	-	2,065,000
May 1 to May 31	40,026	$43.57	40,000	2,025,000
June 1 to June 30	-	$0.00	-	2,025,000
July 1 to July 31	-	$0.00	-	2,025,000
August 1 to August 31	180,801	$38.51	163,746	1,861,254
September 1 to September 30	180,000	$39.94	180,000	1,681,254
October 1 to October 31	-	$0.00	-	1,681,254
November 1 to November 30	192,348	$37.69	192,318	1,488,936
December 1 to December 31	1,318	$38.40	-	1,488,936
Total	640,449	$39.28	576,064

(a)

Includes the following: a repurchase of 1,211 shares in January by the Company from its Nonqualified Savings Plan, which no longer permits investments in the Company’s common stock; shares withheld from employees as partial tax payments for shares issued under the Company’s stock-based compensation plans of 17,580, 27,141, 17,027 and 1,318 shares for the months of January, February, August and December, respectively; and the reinvestment of dividends in the Company’s nonqualified deferred compensation plan for its directors, which resulted in the purchase of 24, 26, 28 and 30 shares for the months of February, May, August and November, respectively.

(b)

On January 26, 2011, the Board of Directors authorized the Company’s repurchase of up to a total of 2,500,000 shares of the Company’s common stock (the “2011 Authorization”). On January 24, 2013, the Board of Directors cancelled the 2011 Authorization and approved a new authorization to repurchase up to a total of 2,500,000 shares of the Company’s common stock.

ITEM 6. SELECTED FINANCIAL DATA

Five-Year Summary of Selected Consolidated Financial Data

(dollars in thousands, except per share data)

	Year Ended December 31,
	2012		2011		2010		2009		2008
Statement of Income Data (a)
Total revenue	$1,800,430		$1,583,064		$1,337,050		$1,149,125		$1,030,794
Income from operations (b)(e)	215,915		244,342		207,132		175,652		148,706
Income before income taxes(b)(e)	186,320		217,526		184,513		154,716		132,803
Net income attributable to Cash America International, Inc.(c)(e)	107,470		135,963		115,538		96,678		81,140
Net income per share:
Basic	$3.64		$4.59		$3.90		$3.26		$2.77
Diluted(d)(e)	$3.42		$4.25		$3.67		$3.17		$2.70
Dividends declared per share	$0.14		$0.14		$0.14		$0.14		$0.14
Weighted average shares:
Basic	29,514		29,602		29,640		29,639		29,327
Diluted	31,452		31,991		31,521		30,503		30,092
Balance Sheet Data at End of Year
Pawn loans	$244,640		$253,519		$217,402		$188,285		$168,747
Consumer loans, net (f)	289,418		222,778		139,377		108,789		83,850
Merchandise held for disposition, net	167,409		161,884		130,956		116,593		109,493
Working capital	710,566		644,891		491,298		414,450		313,827
Total assets	1,818,258		1,674,249		1,427,186		1,269,655		1,186,510
Long-term debt	578,330		537,291		456,704		429,183		438,154
Total equity	990,620		907,590		802,731		683,199		579,735

Ratio Data at End of Year
Current ratio	4.8	x	4.8	x	4.8	x	4.1	x	3.1	x
Debt to equity ratio	58.4%		59.2%		56.9%		62.8%		75.6%

(a)	See “Item 8. Financial Statements and Supplementary Data—Note 3” for discussion of the Company’s acquisitions in 2008, 2010, 2011 and 2012.
(b)

Income from operations and income before income taxes for 2012 include unusual items of $39.0 million, consisting of $3.9 million, $21.7 million and $13.4 million of expenses related to the withdrawal of the proposed initial public offering (“IPO”) of the Company’s wholly-owned subsidiary, Enova International, Inc. (“Enova”), the reorganization of the Company’s Mexico-based pawn operations (the “Mexico Reorganization”) and the voluntary reimbursements to Ohio customers (the “Ohio Reimbursements”), respectively. Excluding these unusual items, non-generally accepted accounting principles (“non-GAAP”) adjusted income from operations and non-GAAP adjusted income before income taxes would have been $254.9 million and $225.3 million, respectively, in 2012. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Continuing Operations—Highlights” for additional information about these non-GAAP measures.

(c)

Net income for 2012 includes unusual items of $36.2 million, net of tax and noncontrolling interests, consisting of $2.4 million, $25.4 million and $8.4 million of expenses related to the withdrawal of the proposed Enova IPO, the Mexico Reorganization and the Ohio Reimbursements, respectively. Excluding these unusual items, non-GAAP adjusted net income would have been $143.7 million in 2012. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Continuing Operations—Overview—Non-GAAP Disclosure—Adjusted Earnings and Adjusted Earnings Per Share” for additional information about this non-GAAP measure.

(d)

Diluted net income per share for 2012 includes unusual items of $1.15, net of tax and noncontrolling interests, related to the withdrawal of the proposed Enova IPO, the Mexico Reorganization and the Ohio Reimbursements. Excluding these unusual items, non-GAAP adjusted diluted earnings per share would have been $4.57 in 2012. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Continuing Operations—Overview—Non-GAAP Disclosure—Adjusted Earnings and Adjusted Earnings Per Share” for additional information about this non-GAAP measure.

(e)

See “Item 8. Financial Statements and Supplementary Data—Notes 4, 15 and 24” for further discussion of the Mexico Reorganization, the Ohio Reimbursements and the withdrawal of the proposed Enova IPO, respectively, which occurred in 2012.

(f)	Excludes loans originated by third-party lenders through the CSO programs. See “Item 8. Financial Statements and Supplementary Data—Notes 2 and 6” for further discussion.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

Cash America International, Inc. and its subsidiaries (collectively, the “Company”) provides specialty financial services to individuals through retail services locations and e-commerce activities.

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

The Company originates, guarantees or purchases consumer loans (collectively referred to as “consumer loans” throughout this discussion). Consumer loans provide customers with cash, typically in exchange for an obligation to repay the amount advanced plus fees and any applicable interest. Consumer loans include short-term loans (commonly referred to as payday loans), line of credit accounts and installment loans.

Short-term loans include unsecured short-term loans written by the Company or by a third-party lender through the Company’s credit services organization programs (“CSO programs” as further described below) that the Company guarantees. Line of credit accounts include draws made through the Company’s line of credit product, and, from 2008 through October 2010, included micro line of credit (“MLOC”) receivables, which are participation interests in receivables acquired from a third-party lender in connection with MLOC services the Company offered. Installment loans are longer-term multi-payment loans that generally require the pay-down of portions of the outstanding principal balance in multiple installments and include unsecured loans and auto equity loans, which are secured by a customer’s vehicle, that are written by the Company or by a third-party lender through the Company’s CSO programs that the Company guarantees. The Company offers consumer loans over the Internet under the names “CashNetUSA” and “NetCredit” in the United States, under the names “QuickQuid” and “Pounds to Pocket” in the United Kingdom and under the name “DollarsDirect” in Australia and Canada. The Company also offers a line of credit product, which is similar to the MLOC product for which the Company previously provided services, under the name “Debit Plus” in Mexico.

Through the Company’s CSO programs the Company provides services related to a third-party lender’s consumer loan products in some markets by acting as a credit services organization or credit access business on behalf of consumers in accordance with applicable state laws. Services offered under the CSO programs include credit-related services such as arranging loans with independent third-party lenders and assisting in the preparation of loan applications and loan documents (“CSO loans”). Under the CSO programs, the Company guarantees consumer loan payment obligations to the third-party lender in the event that the customer defaults on the loan. CSO loans are not included in the Company’s financial statements, but the Company has established a liability for the estimated losses in support of the guarantee on these loans in its consolidated balance sheets.

In addition, the Company provides check cashing and other ancillary services through many of its retail services locations and through its franchised check cashing centers. The ancillary services provided mainly include money orders, wire transfers, prepaid debit cards, tax filing services and auto insurance. Most of these ancillary services are provided through third-party vendors.

The Company has two reportable operating segments: retail services and e-commerce. The retail services segment includes all of the operations of the Company’s Retail Services Division, which is composed of both domestic and foreign storefront locations that offer some or all of the following services: pawn loans, consumer loans, the purchase and sale of merchandise, check cashing and other ancillary services such as money orders, wire transfers, prepaid debit cards, tax filing services and auto insurance. Most of these ancillary services offered in the retail services segment are provided through third-party vendors. See “Recent Developments—Reorganization of Mexico-based Pawn Operations and Purchase of Noncontrolling Interest” section below for information related to the reorganization of the Company’s Mexico-based pawn operations during 2012, which are included in the retail services segment. The e-commerce segment includes the operations of the Company’s E-Commerce Division, which is composed of the Company’s domestic and foreign online lending channels through which the Company offers consumer loans.

During the first quarter of 2012, the Company changed the presentation of its operating segment information to report corporate operations separately from its retail services and e-commerce segment information. Corporate administrative expense, which was previously allocated to each segment based on personnel expense, is included under the “Corporate” heading in the tables throughout the “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” For comparison purposes, operations and administration expenses for prior years have been conformed to the current presentation. Corporate operations primarily include corporate expenses, such as legal, occupancy, and other costs related to corporate service functions, such as executive oversight, insurance and risk management, public and government relations, internal audit, treasury, payroll, compliance and licensing, finance, accounting, tax and information systems (except for online lending systems, which are included in the e-commerce segment). Corporate income includes miscellaneous income not directly attributable to the Company’s segments. Corporate assets primarily include: corporate property and equipment, nonqualified savings plan assets, marketable securities, foreign exchange forward contracts and prepaid insurance.

Retail Services Segment

The following table sets forth the number of domestic and foreign Company-owned and franchised locations in the Company’s retail services segment offering pawn lending, consumer lending, and other services as of December 31, 2012, 2011 and 2010. The Company’s domestic retail services locations operate under the names “Cash America Pawn,” “SuperPawn,” “Cash America Payday Advance,” “Cashland” and “Mr. Payroll.” In addition, certain recently acquired domestic retail services locations operate under various names that are expected to be changed to “Cash America Pawn” or “SuperPawn” during 2013. In January 2013, the Company’s foreign retail services locations began operating exclusively under the name “Cash America casa de empeño” (and previously operated under the name “Prenda Fácil”).

	As of December 31,
	2012			2011			2010
	Domestic(a)	Foreign	Total	Domestic(a)(b)	Foreign	Total	Domestic(a)(b)	Foreign	Total
Retail services locations offering:
Both pawn and consumer lending	581	-	581	572	-	572	567	-	567
Pawn lending only	167	47	214	126	190	316	124	180	304
Consumer lending only	83	-	83	86	-	86	88	-	88
Other (c)	91	-	91	110	-	110	122	-	122
Total retail services	922	47	969	894	190	1,084	901	180	1,081

(a)

Except as described in (c) below, includes locations that operate in 22 states in the United States as of December 31, 2012, and 23 states as of both December 31, 2011 and 2010. In 2011, includes five retail services locations that the Company operated under management agreements with a former franchisee.

(b)

Includes unconsolidated franchised locations as follows: one location operating under the name “Cash America Pawn” as of December 31, 2011, and nine locations operating under the names “Cash America Pawn” and SuperPawn” as of December 31, 2010.

(c)

As of December 31, 2012, 2011 and 2010, includes zero, six and six consolidated Company-owned check cashing locations and 91, 104 and 116 unconsolidated franchised check cashing locations, respectively. As of December 31, 2012, 2011 and 2010, includes locations that operate in 15, 18 and 17 states in the United States, respectively.

E-Commerce Segment

As of December 31, 2012, 2011 and 2010, the Company’s e-commerce segment operated in 32 states in the United States and in three other foreign countries:

•	in the United States at http://www.cashnetusa.com and http://www.netcredit.com,
•	in the United Kingdom at http://www.quickquid.co.uk and http://www.poundstopocket.co.uk,
•	in Australia at http://www.dollarsdirect.com.au, and
•	in Canada at http://www.dollarsdirect.ca.

As of December 31, 2012, the Company also offered a line of credit product in Mexico, which is similar to the MLOC product for which the Company previously provided services, under the trade name “Debit Plus.”

The Company’s internet websites and the information contained therein or connected thereto are not intended to be incorporated by reference into this the Annual Report on Form 10-K.

Recent Developments

Business Developments

Newly Appointed Chief Executive Officer of E-Commerce Division

On January 29, 2013, David A. Fisher was appointed Chief Executive Officer of Enova International, Inc. (“Enova”), a wholly-owned subsidiary of the Company that comprises its e-commerce segment (which includes the operations of the E-Commerce Division). Mr. Fisher will succeed Timothy S. Ho as the senior executive officer of Enova, who will step down as the President of Enova on March 29, 2013.

Voluntary Reimbursements to Ohio Customers

On December 4, 2012, the Company announced a voluntary program to fully reimburse approximately 14,000 Ohio customers for all funds collected, plus interest accrued from the date collected, in connection with legal collections proceedings initiated by the Company in Ohio from January 1, 2008 through December 4, 2012 (the “Ohio Reimbursements”). In 2012, the Company determined that a small number of employees did not prepare certain court documents in many of its Ohio legal collections proceedings in accordance with court rules. In connection with the reimbursement program, for all trial court collections proceedings filed by the Company in Ohio from January 1, 2008 through December 4, 2012, with the exception of one appellate matter, the Company is in the process of filing dismissals, terminating all existing post-judgment collections activities, and requesting to vacate each judgment entered and/or notifying credit reporting bureaus of the vacated judgments, as necessary, for each case.

The Company estimates the cost of the reimbursement program and related expenses will be approximately $13.4 million before taxes and has recorded this amount in “Accounts payable and accrued expenses” in the consolidated balance sheets and in “Operations and administration expense” in the consolidated statements of income for the year ended December 31, 2012.

Acquisition of Nine-Store Chain of Pawn Lending Locations in Arizona

On October 8, 2012, the Company’s wholly-owned subsidiary, Cash America, Inc. of Nevada, entered into an agreement to acquire substantially all of the assets of a nine-store chain of pawn lending locations in Arizona owned by Ca$h Corporation, Pawn Corp #1, Inc., Pawncorp #2, Inc. and Pawncorp #4, Inc. The aggregate cash consideration paid in 2012 for this transaction, which was funded with borrowings under the Company’s line of credit, was approximately $15.4 million. The closing for the transaction occurred on October 25, 2012. The Company incurred an immaterial amount of acquisition costs related to the acquisition. The goodwill of $7.7 million arising from the acquisition consists largely of the synergies and economies of scale expected from combining the operations of the Company and these pawn lending locations. The activities and goodwill related to this acquisition are included in the results of the Company’s retail services segment.

Reorganization of Mexico-based Pawn Operations and Purchase of Noncontrolling Interest

On September 24, 2012, the Company’s Board of Directors approved a plan to significantly modify the business plan and strategy of the Company’s Mexico-based pawn operations, which comprise the foreign component of its retail services segment. The Company reorganized these operations to include only full-service pawn locations that offer pawn loans based on the pledge of general merchandise and jewelry-based collateral and discontinued the operations of 148 of its Mexico-based pawn locations that primarily offered pawn loans based on the pledge of jewelry-based collateral (“the Mexico Reorganization”). The Mexico Reorganization was substantially completed as of December 31, 2012. As of December 31, 2012, the Company was operating 47 full-service pawn locations in Mexico. The Mexico Reorganization reflects management’s decision to modify its strategy in Mexico to achieve profitability in its Mexico-based pawn operations and to evaluate the potential to expand its services to customers in Latin American markets.

In connection with the Mexico Reorganization, the Company incurred charges for employee termination costs, lease termination costs, asset impairments, loss on sale of assets, the recognition of a deferred tax asset valuation allowance, uncollectible receivables and other charges. The Company recognized $28.9 million of charges related to the Mexico Reorganization during the year ended December 31, 2012.

The following table summarizes the charges recognized for the year ended December 31, 2012 related to the Mexico Reorganization (dollars in thousands):

Type of expense	Description	Amount
Depreciation and amortization expenses	Impairment and losses on property and equipment	$7,478
Provision for income taxes	Deferred tax asset valuation allowance	7,161
Depreciation and amortization expenses	Impairment of intangible assets	5,086
Operations and administration expenses	Employee termination costs	2,424
Operations and administration expenses	Inventory shrinkage and loss on sale of assets	2,395
Operations and administration expenses	Lease termination costs	1,628
Operations and administration expenses	Impairment of other assets	1,211
Operations and administration expenses	Other restructuring charges	798
Revenue	Uncollectible receivables	692
Total charges related to the Mexico Reorganization		$28,873

As of December 31, 2012, the Company’s Mexico-based pawn operations were owned by Creazione Estilo, S.A. de C.V., a Mexican sociedad anónima de capital variable (“Creazione”). Prior to September 26, 2012, the Company owned 80% of the outstanding stock of Creazione. On September 26, 2012, the Company acquired all outstanding shares of Creazione that were held by minority shareholders (approximately 20% of the outstanding shares), and, as a result, Creazione became a wholly-owned subsidiary of the Company as of that date. The Company paid approximately $5.6 million in cash and released the minority shareholders from certain contingent obligations estimated at approximately $2.8 million. The Company accounted for this transaction as an acquisition of the remaining interest of a majority-owned subsidiary. The purchase resulted in a reduction to additional paid in capital of $7.7 million, representing the excess of the cash amount paid and the released contingent obligations (totaling $8.4 million) less the carrying amount of the noncontrolling interest of $0.7 million. In January 2013, the Company’s remaining Mexico-based pawn operations were sold by Creazione to another wholly-owned subsidiary, CA Empeños Mexico, S. de R.L. de C.V., and began operating exclusively under the name “Cash America casa de empeño.” In connection with the Mexico Reorganization, the Company intends to liquidate the remaining assets of Creazione, which are insignificant, in 2013.

The Mexico Reorganization was considered a triggering event for purposes of impairment testing of the retail services segment. As a result, the Company tested goodwill, indefinite-lived intangible assets, other intangible assets and long-lived assets for impairment following the approval of the Mexico Reorganization as described below.

The Company tested goodwill for the retail services segment following the approval of the Mexico Reorganization and noted no impairment. Although no goodwill impairment was noted, there can be no assurance that future goodwill impairments will not occur. In addition, a 10% decrease in the estimated fair values of the Company’s retail services segment for the assessment completed for September 2012 would not have resulted in a goodwill impairment charge.

The Company also tested indefinite-lived intangible assets and other intangible assets following the approval of the Mexico Reorganization. As a result, during the year ended December 31, 2012, the Company recognized impairment charges of $5.1 million related to indefinite-lived intangible assets and other intangible assets, which is included in “Depreciation and amortization expense” in the consolidated statements of income. The Company also tested property and equipment following the approval of the Mexico Reorganization. As a result, during the year ended December 31, 2012, the Company recognized impairment charges and losses on property and equipment related to its Mexico operations of $7.5 million (consisting of $6.0 million of impairment charges recognized in the third quarter of 2012 and

$1.5 million of losses on disposition incurred in the fourth quarter of 2012), which is included in “Depreciation and amortization expenses” in the consolidated statements of income. The fair value measurements of intangible assets and property and equipment are considered Level 3 in the fair value hierarchy as they are based on management’s judgment about future cash flows.

Acquisition of 25-Store Chain of Pawn Lending Locations in Kentucky, North Carolina and Tennessee

On September 27, 2012, the Company and three of its wholly-owned subsidiaries, Cash America, Inc. of Tennessee, Cash America, Inc. of North Carolina and Cash America, Inc. of Kentucky, entered into an agreement to acquire substantially all of the assets of a 25-store chain of pawn lending locations located in Kentucky, North Carolina, and Tennessee owned by Standon, Inc., Casa Credit, Inc., Classic Credit, Inc. and Falcon Credit, Inc. As of that date, the Company assumed the economic benefits of all of these pawnshops by operating them under management agreements that commenced on September 27, 2012, and the final agreement terminated on December 16, 2012. The aggregate cash consideration for the transaction, which was funded with borrowings under the Company’s line of credit, was approximately $55.1 million, of which $52.0 million was paid in September 2012. The remaining $3.1 million of consideration was paid during the fourth quarter of 2012. The Company incurred an immaterial amount of acquisition costs related to the acquisition. The goodwill of $31.5 million arising from the acquisition consists largely of the synergies and economies of scale expected from combining the operations of the Company and these pawn lending locations. The activities and goodwill related to this acquisition are included in the results of the Company’s retail services segment.

Withdrawal of Proposed Initial Public Offering of Enova International, Inc.

On September 15, 2011, Enova filed a registration statement on Form S-1 (“Registration Statement”) with the Securities and Exchange Commission (the “SEC”) in connection with a proposed initial public offering (“IPO”) of its common stock. On July 25, 2012, Enova filed an Application for Withdrawal of Registration Statement with the SEC to withdraw its Registration Statement, together with all exhibits and amendments. The Registration Statement had not been declared effective by the SEC, and no securities have been sold in connection with the offering pursuant to the Registration Statement.

During the year ended December 31, 2012, expenses that were previously capitalized totaling $3.9 million were recognized in earnings due to the withdrawal of the Registration Statement and are included in “Operations and administration expenses” in the consolidated statements of income.

Recent Regulatory and Other Developments

Ohio Court Decision

On May 28, 2009, a subsidiary of the Company, Ohio Neighborhood Finance, Inc., doing business as Cashland (“Cashland”), filed a standard collections suit in an Elyria Municipal Court in Ohio against Rodney Scott seeking judgment against Mr. Scott in the amount of $570.16, which was the amount due under his loan agreement. Cashland’s loan was offered under the Ohio Mortgage Loan Act (“OMLA”), which allows for interest at a rate of 25% per annum plus certain loan fees allowed by the statute. The Municipal Court held that short-term, single-payment consumer loans made by Cashland are not authorized under the OMLA, and instead should have been offered under the Ohio Short-Term Lender Law, which was passed by the Ohio legislature in 2008 for consumer loans with similar terms. Due to a cap on interest and loan fees at an amount that is less than permitted under OMLA, the Company does not offer loans under the Ohio Short-Term Lender Law.

On December 3, 2012, the Ohio Ninth District Court of Appeals affirmed the Municipal Court’s ruling in a 2-1 decision. Although this court decision is only legally binding in the Ninth District of Ohio, which includes four counties in northern Ohio where Cashland operates seven stores, other Ohio courts may consider this decision.

The Company filed an appeal of the Ninth District Court’s decision with the Ohio Supreme Court on January 17, 2013 because it believes that this decision is contrary to the language of the OMLA, and the Ohio Supreme Court has not yet determined whether it will hear the appeal. If the Ninth District Court’s decision is upheld by the Ohio Supreme Court on appeal, the Company’s Ohio operations may be adversely affected. The Company relies on the OMLA to make short-term loans in its retail services locations in Ohio, and if the Company is unable to continue making short-term loans under this law, it will have to alter its short-term loan product in Ohio.

Delaware Legislation

In June 2012, the State of Delaware passed a bill, which took effect on January 1, 2013, to amend its short-term consumer loan law to, among other things, limit the number of loans a borrower may have in any twelve-month period and establish a statewide database to track these loans. The bill only affects the Company’s short-term loan product in Delaware (and does not affect its installment loan product in that state). The impact of this bill will not have a material effect on the Company, including its consolidated revenue or operations.

Australia National Consumer Credit Protection Act Amendment

In Australia the Company acts as a finance broker, offering the lending products of unaffiliated third-party lenders, which is similar to the Company’s CSO programs in the United States. In Australia, the Company follows the responsible lending guidelines under the National Consumer Credit Protection Act (2010) (the “NCCPA”), which has been recently amended. Part of the amendment will become effective on March 1, 2013, and the remainder will become effective on July 1, 2013. The amendment includes limitations on permissible fees charged on certain consumer loans, including consumer loans arranged by the Company. The Company is still assessing the impact of this amendment on the product offered in Australia, but the Company expects that the product will be modified as a result of this amendment, which could make the product less profitable or could eliminate the Company’s ability to offer lending products in Australia. The Company may even need to exit Australia if the product cannot be modified in a way that retains its profitability in that country. If the Company has to exit Australia, it will not have a material effect on the Company, including its consolidated revenues or operations.

UK Office of Fair Trading

The Company offers consumer loans over the internet in the United Kingdom where the Company must follow the Irresponsible Lending Guidance of the Office of Fair Trading (the “OFT”) and the Consumer Credit Act of 1974 that was amended by the Consumer Credit Act of 2006 (collectively, the “CCA”), among other rules and regulations. In December 2012, the U.K. Parliament passed the Financial Services Act of 2012 (the “Act”), certain provisions of which take effect on April 1, 2013 and April 1, 2014. The Act makes changes to the CCA and the Financial Services and Markets Act of 2000 (the “FSMA”) and gives the OFT the power to suspend consumer credit licenses with immediate effect or from a date specified. The Act also creates the Financial Conduct Authority (the “FCA”), which will take over responsibility for regulating consumer credit from the OFT in April 2014. The FCA may regulate consumer credit pursuant to the guidance of the FSMA, which includes prescriptive regulations that currently govern the secured credit market and could possibly call for the repeal of the CCA or for enabling legislation in the United Kingdom. Prescriptive regulations, as contrasted with principles-based regulations that currently regulate the lending process in the United Kingdom, define what a lender may and may not do with a specific product, similar to U.S. law. However, the U.K. coalition government has reserved the option to retain the principles-based CCA provisions should it conclude that a regulatory model for unsecured consumer credit under the FSMA and FCA cannot be delivered in an effective regulatory manner. During the period of transition of regulatory responsibility over consumer credit from the OFT to the FCA, the OFT will continue to fully and rigorously regulate consumer credit, including the short-term consumer loan market. If prescriptive regulations are adopted, the Company’s compliance costs will be significantly increased.

In addition, in October 2011, the OFT issued debt collection guidance that was revised in November 2012. This debt collection guidance allows consumer lenders such as the Company to debit a customer’s account, which includes debits to both bank accounts and debit cards, in a “reasonable and non-excessive manner.” The Company has not experienced a material adverse impact on its business as a result of this guidance.

In February 2012, the OFT also announced that it had launched a review of the payday lending sector in the United Kingdom to assess the sector’s compliance with the CCA, the OFT’s Irresponsible Lending Guidelines and other relevant guidance and legal obligations. The OFT has announced that these inspections could be used to assess a licensee’s fitness to hold a consumer credit license and could result in formal enforcement action where appropriate. The OFT is expected to announce its findings during the first quarter of 2013. It is unknown if the OFT’s findings will result in significant changes to the Company’s operations, business, and prospects.

Consumer Financial Protection Bureau

In July 2010, the U.S. Congress passed the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”), and Title X of the Dodd-Frank Act created the Consumer Financial Protection Bureau (the “CFPB”), which regulates consumer financial products and services, including certain short-term loans offered by the Company. On January 4, 2012, President Obama appointed a Director of the CFPB in a recess appointment bypassing Senate confirmation. Although there remain doubts about the legality of this appointment and the appointment is subject to legal challenge, the CFPB has begun exercising supervisory review over certain non-bank providers of consumer financial products and services, including providers of consumer loans such as the Company. The Dodd-Frank Act gave the CFPB, among other things, authority to examine and require registration of providers of consumer financial products and services, including providers of consumer loans such as the Company; the authority to adopt rules describing specified acts and practices as being “unfair,” “deceptive” or “abusive,” and hence unlawful; and the authority to impose record-keeping obligations. The Company does not currently know the nature and extent of the rules that the CFPB will consider with respect to consumer loan products and services such as those offered by the Company or the timeframe in which the CFPB may consider such rules. Although the CFPB does not have the authority to regulate interest rates, it is possible that at some time in the future the CFPB could propose and adopt rules that require certain changes to short-term consumer lending products and services, including certain short-term loans offered by or through the Company, which could make these products and services materially less profitable or even impractical to offer and could force the Company to modify or terminate certain of its product offerings. The CFPB could also adopt rules imposing new and potentially burdensome requirements and limitations with respect to other consumer loan products and services. Any such rules could have a material adverse effect on the Company’s business, results of operations and financial condition or could make the continuance of all or part of its U.S. consumer loan business impractical or unprofitable.

In furtherance of its regulatory and supervisory powers, the CFPB has the authority to impose monetary penalties for violations of applicable federal consumer financial laws, require remediation of practices and pursue enforcement actions. For further discussion of the CFPB see “Item 1A. Risk Factors—Risks Related to the Company’s Business and Industry—The Consumer Financial Protection Bureau could have a significant impact on the Company’s U.S. consumer loan business.”

CRITICAL ACCOUNTING POLICIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based on the Company’s consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the dates of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition on pawn loan fees and service charges and consumer loan fees, allowance for losses on merchandise held for disposition and consumer loans, goodwill, long-lived and intangible assets, income taxes, contingencies and litigation. Management bases its estimates on historical experience, empirical data and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates. The development and selection of the critical accounting policies and the related disclosures below have been reviewed with the Audit Committee of the Board of Directors of the Company.

Management believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

Change in Accounting Policy

In the first quarter of 2012, the Company changed its accounting policy with respect to its foreign pawn operations to reflect pledged collateral underlying delinquent pawn loans as “Merchandise held for disposition, net,” the proceeds received from the disposition of this collateral as “Proceeds from disposition of merchandise” and the cost basis for this collateral as “Cost of disposed merchandise” in its consolidated financial statements. The Company believes this change, from one generally accepted accounting principle to another generally accepted accounting principle, is preferable because it enhances comparability of its financial statements by reporting financial results associated with its foreign pawn operations in the same manner as the financial results associated with its domestic pawn operations. The Company did not change its accounting policy with respect to its domestic pawn operations, and the change in the Company’s accounting policy with respect to its foreign pawn operations had no impact on the Company’s consolidated Net Revenue or Net Income previously reported. The change has been applied retrospectively. The following tables summarize the impact of the accounting change in the Company’s consolidated financial statements as of December 31, 2011 and for the years ended December 31, 2011 and 2010, respectively (dollars in thousands):

	Year Ended December 31, 2011		Year Ended December 31, 2010
	As previously reported	As Adjusted	As previously reported	As Adjusted
Consolidated Statements of Income
Pawn loan fees and service charges	$291,891	$282,197	$253,314	$243,713
Proceeds from disposition of merchandise	636,728	688,884	534,878	588,190
Total revenue	1,540,602	1,583,064	1,293,339	1,337,050
Disposed merchandise	405,155	447,617	338,756	382,467
Total cost of revenue	630,843	673,305	521,150	564,861
Net revenue	909,759	909,759	772,189	772,189

Consolidated Statement of Cash Flows
Merchandise other than forfeited	$(7,238)	$(7,150)	$(6,914)	$(1,869)
Prepaid expenses and other assets	(2,723)	2,337	1,337	4,146
Net cash provided by operating activities	448,856	454,004	351,306	359,160
Pawn loans repaid	453,350	408,105	391,440	340,267
Principal recovered through dispositions of forfeited pawn loans	275,547	316,651	248,850	291,163
Net cash used in investing activities	(477,903)	(482,044)	(368,205)	(377,065)

Consolidated Statement of Cash Flows—Supplemental Disclosures
Pawn loans forfeited and transferred to merchandise held for disposition	$299,693	$334,869	$245,872	$297,045

	As of December 31, 2011
	As previously reported	As Adjusted
Consolidated Balance Sheet
Merchandise held for disposition, net	$151,274	$161,884
Prepaid expenses and other assets	41,911	31,301

Pawn Loan Fees and Service Charges

Pawn Loans and Pawn Loan Fees and Service Charges Receivable

Pawn loans are short-term loans made on the pledge of tangible personal property. The maximum pawn loan amount is generally assessed as a percentage of the personal property’s estimated disposition value. The typical loan term is generally 30 to 90 days and, in many cases, an additional grace period (typically 10 to 60 days) may be available to the borrower. A pawn loan is considered delinquent if the customer does not repay or, where allowed by law, renew or extend the loan on or prior to its contractual maturity date plus any applicable grace period. Pawn loan fees and service charges do not accrue on delinquent pawn loans. When a pawn loan is considered delinquent, any accrued pawn loan fees and service charges are reversed and no additional pawn loan fees and service charges are accrued. Pawn loans written during each calendar month are aggregated and tracked for performance. This empirical data allows the Company to analyze the characteristics of its outstanding pawn loan portfolio and assess the collectability of the principal balance in addition to pawn loan fees and service charges.

Revenue Recognition

Pawn loan fees and service charges revenue are accrued ratably over the term of the loan for the portion of those pawn loans deemed collectible. If the future actual performance of the loan portfolio differs significantly (positively or negatively) from expectations, revenue for the next reporting period would be likewise affected.

At the end of the current year and based on the revenue recognition method described above, the Company had accrued $49.0 million of pawn loan fees and service charges receivable. Assuming the year-end accrual of pawn loan fees and service charges revenue was overestimated or underestimated by 10%, pawn loan fees and service charges revenue would decrease or increase by $4.9 million in 2012 and net income attributable to the Company would decrease or increase by $3.1 million, net of taxes. Some or all of the decrease would potentially be mitigated through the profit on the disposition of the related forfeited loan collateral. Any increase would be realized as additional pawn loan fees and service charges revenue.

Consumer Loans and Allowance and Liability for Estimated Losses on Consumer Loans

Revenue Recognition

The Company recognizes consumer loan fees for each of the loan products it offers. “Consumer loan fees” in the consolidated statements of income include: interest income, finance charges, CSO fees, service charges, draw fees, minimum fees, late fees, nonsufficient funds fees and any other fees or charges permitted by applicable laws and pursuant to the agreement with the borrower. For short-term loans that the Company writes, revenue is recognized on an effective yield basis over the term of the loan, and fees are recognized when assessed to the customer. CSO fees, which are fees for services provided through the CSO programs, are recognized on an effective yield basis over the term of the loan. For line of credit accounts, interest is recognized on an effective yield basis over the term of the loan, and fees are recognized when assessed to the customer. For installment loans, revenue is recognized on an effective yield basis over the term of the loan and fees are recognized when assessed to the customer. Unpaid and accrued interest and fees are included in “Consumer loans, net” in the consolidated balance sheets.

Current and Delinquent Consumer Loans

The Company classifies its consumer loans as either current or delinquent. Short-term loans are considered delinquent when payment of an amount due is not made as of the due date. If a line of credit account or installment loan customer misses one payment, that payment is considered delinquent. If a line of credit account or installment loan customer does not make two consecutive payments, the entire account or loan is classified as delinquent. The Company allows for normal payment processing time before considering a loan delinquent but does not provide for any additional grace period.

Where permitted by law, a customer may choose to renew a short-term loan contract or extend the due date on a short-term loan before it is considered delinquent by agreeing to pay the current finance charge for the right to make a later payment of the outstanding principal balance plus an additional finance charge. In addition, in some instances, customers agree to repay a new short-term loan in two or three payments, and in these cases the Company considers the obligation to make the first payment a new loan and the obligation to make the second and third payments renewals or extensions of that loan because the customer pays the finance charge due at the time of each payment, similar to a loan that has been renewed or extended. All references to renewals include both renewals and extensions made by customers to their existing short-term loans. If a short-term loan is renewed, but the customer fails to pay that loan’s current finance charge as of the due date, the unpaid finance charge is classified as delinquent.

The Company generally does not accrue interest on delinquent consumer loans and does not resume accrual of interest unless a loan is returned to current status. Delinquent consumer loans may not be renewed, and if, during its attempt to collect on a delinquent consumer loan, the Company allows additional time for payment through a payment plan or a promise to pay, it is still considered delinquent. All payments received are first applied against accrued but unpaid interest and fees and then against the principal balance of the loan.

Allowance and Liability for Estimated Losses on Consumer Loans

The Company monitors the performance of its consumer loan portfolio and maintains either an allowance or liability for estimated losses on consumer loans (including fees and interest) at a level estimated to be adequate to absorb credit losses inherent in the portfolio. The allowance for losses on the Company’s owned consumer loans reduces the outstanding loan balance in the consolidated balance sheets. The liability for estimated losses related to loans guaranteed under the CSO programs, which approximates the fair value of the liability, is included in “Accounts payable and accrued expenses” in the consolidated balance sheets.

In determining the allowance or liability for estimated losses on consumer loans, the Company applies a documented systematic methodology. In calculating the allowance or liability for loan losses, outstanding loans are divided into discrete groups of short-term loans, line of credit accounts and installment loans and are analyzed as current or delinquent. Increases in either the allowance or the liability, net of charge-offs and recoveries, are recorded as a “Consumer loan loss provision” in the consolidated statements of income. The allowance or liability for short-term loans classified as current is based on historical loss rates adjusted for recent default trends for current loans. During the fourth quarter of 2012, in order to better reflect portfolio trends, management revised the estimation process for evaluating the adequacy of the allowance and liability for estimated losses on consumer loans. This change is described below and did not have a material impact on the financial statements.

For delinquent short-term loans, the allowance or liability is based on a six-month rolling average of loss rates by stage of collection. For line of credit and installment loan portfolios, the Company generally uses a migration analysis to estimate losses inherent in the portfolio. The allowance or liability calculation under the migration analysis is based on historical charge-off experience and the loss emergence period, which represents the average amount of time between the first occurrence of a loss event to the charge-off of a loan. The factors the Company considers to assess the adequacy of the allowance or liability include past due performance, historical behavior of monthly vintages, underwriting changes and recent trends in delinquency in the migration analysis.

The Company fully reserves and generally charges off consumer loans once the loan or a portion of the loan has been classified as delinquent for 60 consecutive days. If a loan is deemed uncollectible before it is fully reserved, it is charged off at that point. Consumer loans classified as delinquent generally have an age of one to 59 days from the date any portion of the loan became delinquent, as defined above. Recoveries on loans previously charged to the allowance are credited to the allowance when collected.

As of December 31, 2012, the allowance for losses on consumer loans was $85.7 million and the liability for estimated losses on third-party lender-owned consumer loans guaranteed by the Company was $3.5 million, in aggregate representing 20.3% of the combined consumer loan portfolio.

For the year ended December 31, 2012, the consumer loan loss provision for the combined consumer loan portfolio was $316.3 million and reflects 9.3% of gross combined consumer loans written and renewed by the Company and third-party lenders. If the loss provision increased or decreased by 10%, or $31.6 million, from 2012 levels (a 0.9% change in the percentage of gross combined consumer loans written and renewed), net income attributable to the Company would decrease or increase by $19.9 million, net of taxes, for 2012, assuming the same volume of consumer loans written and renewed in 2012.

Merchandise Held for Disposition

Merchandise held for disposition consists primarily of forfeited collateral from pawn loans not repaid and merchandise that is purchased directly from customers or from third parties. The carrying value of the forfeited collateral and other merchandise held for disposition is stated at the lower of cost (which is the cost basis in the loan or the amount paid for purchased merchandise) or fair value. With respect to the Company’s foreign pawn operations, collateral underlying unredeemed pawn loans is not owned by the Company; however, the Company assumes the risk of loss on such collateral and is solely responsible for its care and disposition. Accordingly, the Company classifies these domestic and foreign assets as “Merchandise held for disposition, net” in the consolidated balance sheets. The Company provides an allowance for returns and an allowance for valuation based on management’s evaluation of the current trends in performance, characteristics of the merchandise and historical shrinkage rates. Because the Company’s pawn loans are made without recourse to the borrower, the Company does not investigate or rely upon the borrower’s creditworthiness, but instead bases its lending decision on an evaluation of the pledged personal property. The amount financed is typically based on a percentage of the pledged personal property’s estimated disposition value. The Company uses numerous sources in determining an item’s estimated disposition value, including the Company’s automated product valuation system as well as catalogs, “blue books,” newspapers, internet research and previous disposition experience. The Company performs a physical count of its merchandise in each location on multiple occasions on a cyclical basis and reviews the composition of inventory by category and age in order to assess the adequacy of the allowance.

Goodwill and Other Indefinite-Lived Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in each business combination. In accordance with ASC 350-20-35, Goodwill – Subsequent Measurement, the Company tests goodwill and intangible assets with an indefinite life for potential impairment annually as of June 30 and between annual tests if an event occurs or circumstances change that would more-likely-than-not reduce the fair value of a reporting unit below its carrying amount.

The Company uses the income approach to complete its annual goodwill assessment. The income approach uses future cash flows and estimated terminal values for each of the Company’s reporting units that are discounted using a market participant perspective to determine the fair value of each reporting unit, which is then compared to the carrying value of that reporting unit to determine if there is impairment. The income approach includes assumptions about revenue growth rates, operating margins and terminal growth rates discounted by an estimated weighted-average cost of capital derived from other publicly-traded companies that are similar but not identical from an operational and economic standpoint. The Company completed its annual assessment of goodwill as of June 30, 2012 and determined that the fair value is significantly in excess of carrying value, and, as a result, no impairment existed at that date. See “Recent Developments—Reorganization of Mexico-based Pawn Operations and Purchase of Noncontrolling Interest” for a discussion of additional impairment testing performed in September 2012.

Long-Lived Assets and Other Intangible Assets

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

The Company amortizes intangible assets subject to amortization on the basis of their expected periods of benefit, generally three to ten years. The costs of start-up activities and organization costs are charged to expense as incurred. See “Recent Developments—Reorganization of Mexico-based Pawn Operations and Purchase of Noncontrolling Interest” for a discussion of additional impairment testing performed in September 2012.

Equity Securities

The Company accounts for its marketable and non-marketable equity securities in accordance with ASC 323-10, Investments—Equity Method and Joint Ventures and ASC 325-20, Investments—Other—Cost Method Investments, respectively. The Company’s marketable securities, except for marketable securities related to the Company’s Nonqualified Savings Plan, which are described below, are classified as available-for-sale and unrecognized gains and losses, net of tax, are recorded in “Accumulated other comprehensive income (loss)” in the consolidated statements of equity. The Company’s non-marketable equity securities are recorded on a cost basis. The Company evaluates marketable and non-marketable equity securities for impairment on a quarterly basis. If an impairment of an equity security is determined to be other than temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period the other-than-temporary-impairment is identified. Marketable and non-marketable equity securities are held in “Other assets” in the consolidated balance sheets.

The Company also holds marketable securities related to its Nonqualified Savings Plan. See “Item 8. Financial Statements and Supplementary Data—Note 17” for a description of the Nonqualified Savings Plan. The securities are classified as trading securities, and the unrealized gains and losses on these securities are netted with the costs of the plans in “Operations and administration expenses” in the consolidated statements of income. These marketable securities are recorded at fair value and have an offsetting liability of equal amount. The Nonqualified Savings Plan assets are held in “Other Assets,” and the offsetting liability is held in “Accounts payable and accrued expenses” in the Company’s consolidated balance sheets.

Income Taxes

As part of the process of preparing its consolidated financial statements, the Company is required to estimate income taxes in each of the jurisdictions in which it operates. This process involves estimating the actual current tax expense together with assessing temporary differences in recognition of income for tax and accounting purposes. These differences result in deferred tax assets and liabilities and are included within the Company’s consolidated balance sheets. Management must then assess the likelihood that the deferred tax assets will be recovered from future taxable income and, to the extent it believes that recovery is not likely, it must establish a valuation allowance. An expense or benefit is included within the tax provision in the statement of operations for any increase or decrease in the valuation allowance for a given period.

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

In 2012, the Company recorded a valuation allowance of $21.8 million, including $12.0 million related to net deferred tax assets at its Mexico-based pawn operations (see “General—Recent Developments—Reorganization of Mexico-based Pawn Operations and Purchase of Noncontrolling Interest” above for further information related to the Mexico Reorganization), $0.5 million related to the net deferred tax assets in Mexico generated by the e-commerce segment, and $9.3 million related to deferred tax assets associated with the Company’s excess tax basis over its basis for financial reporting purposes in the stock of Creazione.

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

RESULTS OF CONTINUING OPERATIONS

Highlights

The Company’s financial results for the year ended December 31, 2012 (“2012”) are summarized below.

—	Consolidated total revenue increased 13.7%, to $1.8 billion for 2012 compared to the year ended December 31, 2011 (“2011”).

—

Consolidated net revenue increased $96.2 million, or 10.6%, to $1.0 billion, in 2012 compared to $909.8 million in 2011. Consumer loan fees, net of consumer loan loss provision, increased 24.7%, or $92.3 million, for 2012 compared to 2011. Net revenue from pawn related activities, which is the sum of pawn loan fees and service charges and the net proceeds from the disposition of merchandise, increased 0.6%, or $3.1 million, for 2012 compared to 2011.

—

Income from operations was $215.9 million in 2012, compared to $244.3 million in 2011. Excluding unusual items of $39.0 million, consisting of $3.9 million, $21.7 million and $13.4 million of expenses related to the withdrawal of the proposed Enova IPO, the Mexico Reorganization and the Ohio Reimbursements, respectively, non-GAAP adjusted income from operations would have been $254.9 million, an increase of 4.3% compared to 2011, excluding these amounts.

—

Net income was $107.5 million in 2012 compared to $136.0 million in 2011. Excluding unusual items of $36.2 million, net of tax and noncontrolling interests, consisting of $2.4 million, $25.4 million and $8.4 million of expenses related to the withdrawal of the proposed Enova IPO, the Mexico Reorganization and the Ohio Reimbursements, respectively, non-GAAP adjusted net income would have been $143.7 million in 2012, an increase of 5.7% from 2011.

—

Diluted net income per share was $3.42 in 2012 compared to $4.25 in 2011. Excluding the unusual items mentioned above, net of tax and noncontrolling interests, non-GAAP adjusted diluted earnings per share would have been $4.57 in 2012, an increase of 7.5% from 2011.

Management believes that the adjustments to the GAAP measures shown above for unusual items related to events that occurred during 2012, including the withdrawal of the proposed Enova IPO, the Mexico Reorganization and the Ohio Reimbursements, are useful to investors in order to allow them to compare the Company’s financial results for the current year with previous years and to analyze the Company’s operating performance. See “Overview—Non-GAAP Disclosure—Adjusted Earnings and Adjusted Earnings Per Share” for additional information.

OVERVIEW

Consolidated Net Revenue

Consolidated net revenue is composed of total revenue less cost of disposed merchandise and consumer loan loss provision. Net revenue is the income available to satisfy all remaining expenses and is the measure management uses to evaluate top-line performance.

The following tables show the components of net revenue for the years ended December 31, 2012, 2011 and 2010 by segment and corporate operations on a consolidated basis (dollars in thousands):

	Year Ended December 31, 2012
	Retail Services		E-Commerce		Corporate		Consolidated
	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Pawn loan fees and service charges	$300,929	47.8%	$-	-%	$-	-%	$300,929	29.9%
Proceeds from disposition of merchandise, net of cost of disposed merchandise	225,588	35.9%	-	-%	-	-%	225,588	22.4%
Pawn related	$526,517	83.7%	$-	-%	$-	-%	$526,517	52.3%
Consumer loan fees, net of loss provision	$92,667	14.7%	$372,559	99.6%	$-	-%	$465,226	46.3%
Other revenue	10,237	1.6%	1,359	0.4%	2,618	100.0%	14,214	1.4%
Net revenue	$629,421	100.0%	$373,918	100.0%	$2,618	100.0%	$1,005,957	100.0%

	Year Ended December 31, 2011
	Retail Services		E-Commerce		Corporate		Consolidated
	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Pawn loan fees and service charges	$282,197	44.8%	$-	-%	$-	-%	$282,197	31.0%
Proceeds from disposition of merchandise net of cost of disposed merchandise	241,260	38.2%	7	-%	-	-%	241,267	26.5%
Pawn related	$523,457	83.0%	$7	-%	$-	-%	$523,464	57.5%
Consumer loan fees, net of loss provision	$95,191	15.1%	$277,767	99.7%	$-	-%	$372,958	41.0%
Other revenue	11,715	1.9%	879	0.3%	743	100.0%	13,337	1.5%
Net revenue	$630,363	100.0%	$278,653	100.0%	$743	100.0%	$909,759	100.0%

	Year Ended December 31, 2010
	Retail Services		E-Commerce		Corporate		Consolidated
	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Pawn loan fees and service charges	$243,713	43.8%	$-	-%	$-	-%	$243,713	31.6%
Proceeds from disposition of merchandise net of cost of disposed merchandise	205,723	36.9%	-	-%	-	-%	205,723	26.6%
Pawn related	$449,436	80.7%	$-	-%	$-	-%	$449,436	58.2%
Consumer loan fees, net of loss provision	$96,536	17.3%	$212,022	99.4%	$-	-%	$308,558	40.0%
Other revenue	11,178	2.0%	1,338	0.6%	1,679	100.0%	14,195	1.8%
Net revenue	$557,150	100.0%	$213,360	100.0%	$1,679	100.0%	$772,189	100.0%

For 2012, net revenue increased $96.2 million, or 10.6%, to $1.0 billion from $909.8 million in 2011. Net revenue from pawn lending activities accounted for 52.3% and 57.5% of total net revenue in 2012 and 2011, respectively. Net revenue from pawn lending activities increased $3.0 million to $526.5 million in 2012 from $523.5 million in 2011, which accounted for 3.2% of the increase in consolidated net revenue. The increase in the pawn-related net revenue was primarily due to an $18.7 million increase in pawn loan fees and service charges that resulted from higher average domestic pawn loan balances as a result of new locations and higher average pawn loan yields in domestic retail operations. This increase was partially offset by a decrease in pawn loan fees and service charges from foreign markets and a decrease of $15.7 million in gross profit on the disposition of merchandise on commercial sales during 2012 compared to 2011, which was primarily due to a decrease in gross profit margin on commercial goods and a decrease in commercial goods available for sale as a result of lower forfeitures and purchases.

Consumer loan activities accounted for 46.3% and 41.0% of total consolidated net revenue in 2012 and 2011, respectively. Net revenue from consumer loan activities increased $92.3 million, to $465.2 million during 2012 from $373.0 million in 2011. This increase accounted for 95.9% of the overall increase in consolidated net revenue, mainly due to an increase in consumer loan fees that resulted from higher average consumer loan balances in the e-commerce segment.

Non-GAAP Disclosure

In addition to the financial information prepared in conformity with GAAP the Company provides historical non-GAAP financial information. Management believes that presentation of non-GAAP financial information is meaningful and useful in understanding the activities and business metrics of the Company’s operations. Management believes that these non-GAAP financial measures reflect an additional way of viewing aspects of the Company’s business that, when viewed with its GAAP results, provide a more complete understanding of factors and trends affecting its business.

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

Adjusted Earnings and Adjusted Earnings Per Share

In addition to reporting financial results in accordance with GAAP, the Company has provided adjusted earnings and adjusted earnings per share, which are non-GAAP measures. Management believes that the presentation of these measures provides investors with greater transparency and facilitates comparison of operating results across a broad spectrum of companies with varying capital structures, compensation strategies, derivative instruments and amortization methods, which provides a more complete understanding of the Company’s financial performance, competitive position and prospects for the future. Management also believes that investors regularly rely on non-GAAP financial measures, such as adjusted earnings and adjusted earnings per share, to assess operating performance and that such measures may highlight trends in the Company’s business that may not otherwise be apparent when relying on financial measures calculated in accordance with GAAP. In addition, management believes that the adjustments shown below, especially the adjustments for charges related to events that occurred during 2012, such as the Mexico Reorganization, the withdrawal of the proposed Enova IPO, and the charges related to the Ohio Reimbursements, are useful to investors in order to allow them to compare the Company’s financial results for the current year with the previous years shown. The following table provides a reconciliation between net income attributable to the Company and diluted earnings per share calculated in accordance with GAAP to adjusted earnings and adjusted earnings per share, respectively, which are shown net of tax (dollars in thousands, except per share data):

	Year Ended December 31,
	2012		2011		2010
	$	Per Diluted Share	$	Per Diluted Share	$	Per Diluted Share
Net income and diluted earnings per share attributable to Cash America International, Inc.	$107,470	$3.42	$135,963	$4.25	$115,538	$3.67

Adjustments:
Charges related to withdrawn proposed Enova IPO(a)	2,424	0.07	-	-	-	-
Charges related to the Mexico Reorganization(b)	25,421	0.81	-	-	-	-
Charges related to Ohio Reimbursements(c)	8,442	0.27	-	-	-	-
Subtotal	143,757	4.57	135,963	4.25	115,538	3.67
Other adjustments (net of tax):
Intangible asset amortization	2,791	0.09	3,905	0.12	2,993	0.09
Non-cash equity-based compensation	3,007	0.10	3,064	0.10	2,384	0.08
Convertible debt non-cash interest and issuance cost amortization	2,386	0.07	2,214	0.07	2,088	0.06
Foreign currency transaction loss	196	0.01	786	0.02	289	0.01
Adjusted earnings and adjusted earnings per share	$152,137	$4.84	$145,932	$4.56	$123,292	$3.91

(a)

Represents charges directly related to the proposed Enova IPO that was withdrawn in July 2012. For the year ended December 31, 2012, represents $3.9 million of charges, net of tax benefit of $1.5 million.

(b)

Represents charges related to the Mexico Reorganization. For the year ended December 31, 2012, represents $28.9 million of charges, net of tax benefit of $1.2 million and noncontrolling interest of $2.3 million.

(c)	Represents charges related to the Ohio Reimbursements. For the year ended December 31, 2012, represents $13.4 million of charges, net of tax benefit of $5.0 million.

Adjusted EBITDA

The table below shows adjusted EBITDA, a non-GAAP measure that the Company defines as earnings excluding depreciation, amortization, interest, foreign currency transaction gains or losses, equity in earnings or loss of unconsolidated subsidiary, taxes and including the net income or loss attributable to noncontrolling interests. Management believes adjusted EBITDA is used by investors to analyze operating performance and evaluate the Company’s ability to incur and service debt and its capacity for making capital expenditures. Adjusted EBITDA is also useful to investors to help assess the Company’s liquidity and estimated enterprise value. In addition, management believes that the adjustments shown below, especially the adjustments for charges related to events that occurred during 2012, such as the Mexico Reorganization, the withdrawal of the proposed Enova IPO, and the charges related to the Ohio Reimbursements, are useful to investors in order to allow them to compare the Company’s financial results for the current year with the previous years shown. The computation of adjusted EBITDA as presented below may differ from the computation of similarly-titled measures provided by other companies (dollars in thousands):

	Year Ended December 31,
	2012		2011	2010
Net income attributable to Cash America International, Inc.	$107,470		$135,963	$115,538
Adjustments:
Charges related to withdrawn proposed Enova IPO(a)	3,879		-	-
Charges related to Mexico Reorganization(b)	28,873		-	-
Charges related to Ohio Reimbursements(c)	13,400		-	-
Depreciation and amortization expenses	62,864	(d)	54,149	43,923
Interest expense, net	28,987		25,447	22,020
Foreign currency transaction loss	313		1,265	463
Equity in loss of unconsolidated subsidiary	295		104	136
Provision for income taxes	77,495	(e)	82,360	69,269
Net loss attributable to the noncontrolling interest	(5,806	) (f)	(797)	(294)
Adjusted EBITDA	$317,770		$298,491	$251,055
Adjusted EBITDA margin calculated as follows:
Total revenue	$1,800,430		$1,583,064	$1,337,050
Adjusted EBITDA	317,770		298,491	251,055
Adjusted EBITDA as a percentage of total revenue	17.6%		18.9%	18.8%

(a)	Represents charges directly related to the proposed Enova IPO that was withdrawn in July 2012, before tax benefit of $1.5 million.
(b)

Represents charges related to the Mexico Reorganization, before tax benefit of $1.2 million and noncontrolling interest of $2.3 million. Includes $12.6 million and $7.2 million of depreciation and amortization expenses and charges for the recognition of a deferred tax asset valuation allowance, respectively, as noted in (d) and (e) below.

(c)	Represents charges related to the Ohio Reimbursements, before tax benefit of $5.0 million.
(d)	Excludes $12.6 million of depreciation and amortization expenses, which are included in “Charges related to the Mexico Reorganization” in the table above.
(e)

Excludes a $7.2 million charge for the recognition of a deferred tax asset valuation allowance, which is included in “Charges related to the Mexico Reorganization” in the table above. Includes an income tax benefit related to the Mexico Reorganization of $1.2 million.

(f)	Includes $2.3 million of noncontrolling interests related to the Mexico Reorganization.

YEAR ENDED 2012 COMPARED TO YEAR ENDED 2011

Pawn Lending Activities

Pawn lending activities consist of pawn loan fees and service charges from the retail services segment during the period and the profit on disposition of collateral from unredeemed pawn loans, as well as the sale of merchandise acquired from customers directly or from third parties.

The following table sets forth selected data related to the Company’s pawn lending activities as of and for the years ended December 31, 2012 and 2011 (dollars in thousands):

	2012			2011
Year Ended December 31,	Domestic	Foreign	Total	Domestic	Foreign	Total
Pawn loan fees and service charges	$288,161	$12,768	$300,929	$261,829	$20,368	$282,197
Average pawn loan balance outstanding	$225,066	$12,055	$237,121	$205,610	$20,037	$225,647
Amount of pawn loans written and renewed	$916,215	$60,476	$976,691	$869,203	$118,126	$987,329
Annualized yield on pawn loans	128.0%	105.9%	126.9%	127.3%	101.7%	125.1%
Average amount per pawn loan (in ones)	$131	$88	$124	$127	$103	$124
Gross profit margin on disposition of merchandise	33.5%	12.0%	32.1%	36.4%	18.6%	35.0%
Merchandise turnover	2.9	3.9	3.0	3.0	5.0	3.1

As of December 31,
Ending pawn loan balances	$240,573	$4,067	$244,640	$238,399	$15,120	$253,519
Ending merchandise balance, net	$161,655	$5,754	$167,409	$151,274	$10,610	$161,884

Pawn Loan Fees and Service Charges

Consolidated pawn loan balances as of December 31, 2012 were $244.6 million, which was $8.9 million, or 3.5%, lower than as of December 31, 2011, due primarily to the reduction in business activities in the Company’s foreign pawn operations in 2012. Despite the decrease in the balance at the end of the period, the average consolidated balance of pawn loans outstanding increased by $11.5 million, or 5.1%, in 2012 compared to 2011.

Domestic Pawn Loan Balances

The average balance of domestic pawn loans outstanding increased by $19.5 million, or 9.5%, in 2012 compared to 2011, primarily due to the acquisition of 41 domestic retail services locations in late 2011 and in 2012. Higher collateral values from higher average gold prices in preceding periods contributed to the increase in the average amount per loan to $131 for 2012 compared to $127 in 2011. The increase in average domestic pawn loan balances was partially offset by lower pawn loan balances in same-store domestic retail services locations in 2012 and a decrease in the length of the loan period in certain markets, as described below.

Domestic pawn loan fees and service charges increased $26.4 million, or 10.1%, to $288.2 million in 2012 from $261.8 million in 2011. The increase was mainly due to the addition of retail services locations, which resulted in higher average pawn loan balances during most of 2012 and contributed $24.8 million of the increase. The increase was also due to a higher average pawn loan yield due to a decrease in forfeitures, which resulted in better pawn loan performance, and an increase in the statutorily permitted rate in some markets. In addition, pawn loan balances throughout 2012 were lower due to a shortening of the maximum loan term from 90 to 60 days in certain locations in late 2011. This change contributed to the higher annualized loan yields as customer payments of pawn loan fees and service charges occur in higher frequency on the reduced loan balance.

Foreign Pawn Loan Balances

The average balance of foreign pawn loans outstanding during 2012 decreased by $8.0 million, or 39.8%, compared to 2011, primarily due to the closure of 148 pawn lending locations associated with the Mexico Reorganization. In addition, there was a decrease in demand for gold-based pawn loans that was partially offset by an increase in demand for loans on general merchandise, which were introduced in certain of the Company’s foreign retail services locations beginning in 2011. Also, during 2012, the Company reduced the loan period from 60 to 45 days, causing a decrease in loans outstanding. The preceding factors led to lower average foreign pawn loan balances, which resulted in a decrease in pawn loan fees and service charges of $7.6 million, or 37.3%, to $12.8 million in 2012 from $20.4 million in 2011. The annualized yield on foreign pawn loan balances increased to 105.9% in 2012 compared to 101.7% in 2011, primarily due to a change in the rates charged on these loans during 2012, a decrease in the maximum loan term from 60 days to 45 days during 2012 and a higher mix of general merchandise loans, which have a higher pawn loan yield than jewelry loans. The average amount per loan decreased to $88 in 2012 compared to $103 in 2011, primarily due to the modification of lending rates and the effect of the change in foreign exchange rates.

Proceeds From Disposition of Merchandise

Profit from the disposition of merchandise represents the proceeds received from the disposition of merchandise in excess of the cost of disposed merchandise, which is the Company’s cost basis in the loan or the amount paid for purchased merchandise. The following table summarizes the proceeds from the disposition of merchandise and the related profit for the years ended December 31, 2012 and 2011 (dollars in thousands):

	Year Ended December 31,
	2012			2011
	Retail	Commercial	Total	Retail	Commercial	Total
Proceeds from disposition	$391,566	$312,201	$703,767	$358,695	$330,189	$688,884
Gross profit on disposition	$144,095	$81,493	$225,588	$137,620	$103,647	$241,267
Gross profit margin	36.8%	26.1%	32.1%	38.4%	31.4%	35.0%
Percentage of total gross profit	63.9%	36.1%	100.0%	57.0%	43.0%	100.0%

The total proceeds from disposition of merchandise increased $14.9 million, or 2.2%, during 2012 from 2011. The total gross profit from the disposition of merchandise decreased $15.7 million, or 6.5%, during 2012 from 2011, primarily due to lower gross profit on commercial sales. The overall profit margin percentage decreased to 32.1% in 2012 from 35.0% in 2011, due mainly to a higher cost of goods sold on commercial sales compared to 2011, and to a lesser extent, a decrease in gross profit percentage on retail sales in 2012 compared to 2011. The consolidated merchandise turnover rate decreased slightly to 3.0 times during 2012 compared to 3.1 times in 2011.

Proceeds from retail dispositions of merchandise increased $32.9 million, or 9.2%, during 2012 from 2011. Domestic retail operations contributed $21.7 million of the increase, primarily due to the net addition of new retail services locations through organic growth and acquisitions. Foreign retail operations contributed $11.2 million of the increase, primarily due to increased sales of general merchandise in 2012 compared to 2011. The Company’s domestic and foreign operations both experienced a decrease in retail gross profit margin, as the consolidated gross profit margin on the retail disposition of merchandise decreased to 36.8% in 2012 from 38.4% in 2011. The decrease was primarily due to the continued discounting of merchandise prices to encourage retail sales activity.

Proceeds from commercial dispositions decreased $18.0 million, or 5.4%, during 2012 over 2011. Proceeds from dispositions decreased $16.7 million and $1.3 million, respectively, in foreign and domestic markets. The $16.7 million decrease in foreign proceeds was due mostly to lower volumes of gold sold in 2012 as compared to 2011. The $1.3 million decrease in domestic markets was composed of a $5.1 million decrease due to lower volumes of gold sold, primarily as a result of lower purchases of gold from customers during 2012, and, to a lesser extent lower forfeitures of jewelry items during 2012 compared to 2011. This decrease was partially offset by a $3.9 million increase in proceeds from commercial dispositions from higher sales of diamonds in 2012 as compared to 2011.

Consolidated gross profit from commercial dispositions decreased $22.2 million to $81.5 million, of which domestic operations contributed $16.2 million and foreign operations contributed $6.0 million. The gross profit margin on commercial sales decreased to 26.1% in 2012 from 31.4% in 2011. The decrease in gross profit from commercial dispositions was mainly due to lower volumes of gold sold and a higher average cost of gold sold relative to a smaller increase in the market price per ounce of gold sold in both domestic and foreign operations.

The table below summarizes the age of merchandise held for disposition related to the Company’s pawn operations before valuation allowance of $0.9 million and $0.7 million as of December 31, 2012 and 2011, respectively (dollars in thousands):

	As of December 31,
	2012		2011
	Amount	%	Amount	%

Jewelry – held for one year or less	$99,466	59.1	$99,683	61.3
Other merchandise – held for one year or less	59,914	35.6	56,483	34.8
Total merchandise held for one year or less	159,380	94.7	156,166	96.1
Jewelry – held for more than one year	3,283	2.0	2,626	1.6
Other merchandise – held for more than one year	5,597	3.3	3,792	2.3
Total merchandise held for more than one year	8,880	5.3	6,418	3.9
Total merchandise held for disposition	$168,260	100.0	$162,584	100.0

Consumer Loan Activities

Consumer Loan Fees

Consumer loan fees increased $182.9 million, or 30.5%, to $781.5 million in 2012 compared to $598.6 million in 2011. The increase in consumer loan fees is due to growth in the e-commerce segment. The percentage of consumer loan fees from foreign operations to consumer loan fees from the e-commerce segment and total consolidated consumer loan fees increased in 2012 compared to 2011 as the Company’s e-commerce business continued to experience growth in the United Kingdom and other foreign markets. In 2012, consumer loan fees from the foreign component of the e-commerce segment were 49.6% of consumer loan fees for the e-commerce segment and 41.8% of consolidated consumer loan fees, up from 47.0% and 37.6% of the e-commerce segment and consolidated consumer loan fees in 2011, respectively.

Consumer Loan Loss Provision

The consumer loan loss provision increased by $90.6 million, to $316.3 million in 2012 from $225.7 million in 2011. The loss provision as a percentage of consumer loan fees increased to 40.5% in 2012 from 37.7% in 2011. The loss provision as a percentage of consumer loan fees increased in both the Company’s retail services and e-commerce segments, primarily due to a greater mix of installment loans and line of credit accounts as a percentage of the total consumer loan portfolio. Installment loans and line of credit account portfolios have higher loss rates because they are less seasoned than the Company’s short-term loan portfolios. Also contributing to the increase was the expansion of the Company’s line of credit and installment loan products in the United States, which has resulted in an increase in new customers. New customers tend to have a higher risk of default than customers with a history of successfully repaying loans. The loss provision as a percentage of consumer loan fees decreased in the Company’s foreign e-commerce operations, mainly because the portfolio is beginning to have a higher percentage of customers with established payment histories. Despite the decrease in foreign loss provision as a percentage of consumer loan fees in 2012 compared to 2011, because the foreign e-commerce operations experienced higher loss rates than domestic operations, and due to the greater mix of foreign consumer loans in 2012 compared to 2011, the foreign e-commerce operations contributed to the increase in loss provision as a percentage of consumer loan fees in 2012. Future loss rates will continue to be influenced by the mix of new customers to existing customers, the mix of short-term, line of credit and longer-term consumer loan products in the Company’s domestic and foreign operations and the mix of foreign consumer loans as a percentage of consolidated consumer loans.

The following table sets forth consumer loan fees by segment, adjusted for the deduction of the loan loss provision for the years ended December 31, 2012 and 2011 (dollars in thousands):

	Year Ended December 31,
	2012			2011

	Retail Services	E-Commerce	Total	Retail Services	E-Commerce	Total
Interest and fees on short-term loans	$109,972	$459,793	$569,765	$110,071	$400,810	$510,881
Interest and fees on line of credit accounts	-	73,572	73,572	-	30,590	30,590
Interest and fees on installment loans	11,920	126,263	138,183	9,121	48,054	57,175
Consumer loan fees	$121,892	$659,628	$781,520	$119,192	$479,454	$598,646
Consumer loan loss provision	29,225	287,069	316,294	24,001	201,687	225,688
Consumer loan fees, net of loss provision	$92,667	$372,559	$465,226	$95,191	$277,767	$372,958
Year-over-year change—$	$(2,524)	$94,792	$92,268	$(1,345)	$65,745	$64,400
Year-over-year change—%	(2.7)%	34.1%	24.7%	(1.4)%	31.0%	20.9%
Consumer loan loss provision as a % of consumer loan fees	24.0%	43.5%	40.5%	20.1%	42.1%	37.7%

Combined Consumer Loans

In addition to reporting consumer loans owned by the Company and consumer loans guaranteed by the Company, which are either GAAP items or disclosures required by GAAP, the Company has provided combined consumer loans, which is a non-GAAP measure. In addition, the Company has reported consumer loans written and renewed, which is statistical data that is not included in the Company’s financial statements. The Company also reports allowances and liabilities for estimated losses on consumer loans individually and on a combined basis, which are GAAP measures that are included in the Company’s financial statements.

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

Consumer Loan Balances

The outstanding combined portfolio balance of consumer loans, net of allowances and liability for estimated losses, increased $71.6 million, or 25.6%, to $350.7 million at December 31, 2012 from $279.1 million at December 31, 2011, primarily due to increased demand for all consumer loan products from the e-commerce segment in both domestic and foreign markets.

The combined loan balance includes $375.1 million and $285.9 million at December 31, 2012 and 2011, respectively, of Company-owned consumer loan balances before the allowance for losses of $85.7 million and $63.1 million provided in the consolidated financial statements for December 31, 2012 and 2011, respectively. The combined loan balance also includes $64.7 million and $59.4 million at December 31, 2012 and 2011, respectively, of consumer loan balances that are guaranteed by the Company, which are not included in the Company’s financial statements, before the liability for estimated losses of $3.5 million and $3.1 million provided in the consolidated financial statements for December 31, 2012 and 2011, respectively.

The following table summarizes consumer loan balances outstanding as of December 31, 2012 and 2011 (dollars in thousands):

	As of December 31,
	2012			2011
	Company Owned(a)	Guaranteed by the Company(a)	Combined(b)	Company Owned(a)	Guaranteed by the Company(a)	Combined(b)
Ending consumer loan balances:
Retail Services
Short-term loans	$52,171	$7,134	$59,305	$53,601	$9,237	$62,838
Installment loans	11,246	9,395	20,641	9,262	7,425	16,687
Total Retail Services, gross	63,417	16,529	79,946	62,863	16,662	79,525
E-Commerce
Domestic
Short-term loans	38,227	44,261	82,488	39,232	39,341	78,573
Line of credit accounts	42,700	-	42,700	21,648	-	21,648
Installment loans	45,996	-	45,996	24,582	-	24,582
Total Domestic, gross	126,923	44,261	171,184	85,462	39,341	124,803
Foreign
Short-term loans	108,899	3,946	112,845	101,723	3,420	105,143
Installment loans	75,882	-	75,882	35,802	-	35,802
Total Foreign, gross	184,781	3,946	188,727	137,525	3,420	140,945
Total E-Commerce, gross	311,704	48,207	359,911	222,987	42,761	265,748
Total ending loan balance, gross	375,121	64,736	439,857	285,850	59,423	345,273
Less: Allowance and liabilities for losses	(85,703)	(3,498)	(89,201)	(63,072)	(3,062)	(66,134)
Total ending loan balance, net	$289,418	$61,238	$350,656	$222,778	$56,361	$279,139
Allowance and liability for losses as a % of combined consumer loan balances, gross(b)	22.8%	5.4%	20.3%	22.1%	5.2%	19.2%

(a)

GAAP measure. The consumer loan balances guaranteed by the Company represent loans originated by third-party lenders through the CSO programs, so these balances are not recorded in the Company’s financial statements. However, the Company has established a liability for estimated losses in support of its guarantee of these loans, which is reflected in the table above and included in its consolidated balance sheets.

(b)	Except for allowance and liability for estimated losses, amounts represent non-GAAP measures.

Consumer Loans Written and Renewed

Where permitted by law, a customer may choose to renew a short-term loan contract or extend the due date on a short-term loan before it is considered delinquent by agreeing to pay the current finance charge for the right to make a later payment of the outstanding principal balance plus an additional finance charge. In addition, in some instances, customers agree to repay a new short-term loan in two or three payments, and in these cases the Company considers the obligation to make the first payment a new loan and the obligation to make the second and third payments renewals or extensions of that loan because the customer pays the finance charge due at the time of each payment, similar to a loan that has been renewed or extended. All references to renewals include both renewals and extensions made by customers to their existing short-term loans.

The amount of combined consumer loans written and renewed was $3.42 billion in 2012 and increased $384.5 million, or 12.7%, from $3.03 billion in 2011, mainly due to an increase in demand for all consumer loan products from the e-commerce segment in domestic and foreign markets.

The average amount per consumer loan increased to $528 from $514 during 2012 compared to 2011, due largely to an increase in longer-term installment loans, which typically have a larger average loan amount than short-term loans, and an increase in the average amount of short-term loans. Management expects the average amount per consumer loan to increase in 2013 due to the continued growth in installment lending.

The following table summarizes the consumer loans written and renewed for the years ended December 31, 2012 and 2011:

	Year Ended December 31,
	2012			2011

	Company Owned(a)	Guaranteed by the Company(a)(b)	Combined(a)	Company Owned(a)	Guaranteed by the Company(a)(b)	Combined(a)
Amount of consumer loans written and renewed (dollars in thousands):
Retail Services
Short-term loans	$743,575	$145,221	$888,796	$736,964	$174,510	$911,474
Installment loans	7,723	17,902	25,625	8,256	15,781	24,037
Total Retail Services	751,298	163,123	914,421	745,220	190,291	935,511
E-Commerce
Domestic
Short-term loans	331,754	747,533	1,079,287	376,041	681,009	1,057,050
Line of credit accounts	116,360	-	116,360	57,012	-	57,012
Installment loans	89,598	-	89,598	42,532	-	42,532
Total Domestic	537,712	747,533	1,285,245	475,585	681,009	1,156,594
Foreign
Short-term loans	1,010,334	72,592	1,082,926	820,841	56,917	877,758
Installment loans	133,109	-	133,109	61,307	-	61,307
Total Foreign	1,143,443	72,592	1,216,035	882,148	56,917	939,065
Total E-Commerce	1,681,155	820,125	2,501,280	1,357,733	737,926	2,095,659
Total amount of consumer loans written and renewed	$2,432,453	$983,248	$3,415,701	$2,102,953	$928,217	$3,031,170

Number of consumer loans written and renewed (in ones):
Retail Services
Short-term loans	1,574,163	269,144	1,843,307	1,586,551	309,003	1,895,554
Installment loans	7,088	2,845	9,933	6,858	2,863	9,721
Total Retail Services	1,581,251	271,989	1,853,240	1,593,409	311,866	1,905,275
E-Commerce
Domestic
Short-term loans	1,062,105	1,021,057	2,083,162	1,115,549	958,821	2,074,370
Line of credit accounts	417,171	-	417,171	201,934	-	201,934
Installment loans	87,272	-	87,272	36,151	-	36,151
Total Domestic	1,566,548	1,021,057	2,587,605	1,353,634	958,821	2,312,455
Foreign
Short-term loans	1,815,420	95,630	1,911,050	1,543,453	84,897	1,628,350
Installment loans	115,250	-	115,250	53,567	-	53,567
Total Foreign	1,930,670	95,630	2,026,300	1,597,020	84,897	1,681,917
Total E-Commerce	3,497,218	1,116,687	4,613,905	2,950,654	1,043,718	3,994,372
Total number of consumer loans written and renewed	5,078,469	1,388,676	6,467,145	4,544,063	1,355,584	5,899,647

(a)	The disclosure regarding the amount and number of consumer loans written and renewed is statistical data that is not included in the Company’s financial statements.
(b)	Loans guaranteed by the Company represent loans originated by third-party lenders through the CSO programs.

Consumer Loans Written to New and Existing Customers in the E-commerce Segment

For its e-commerce segment, the Company measures the amount and number of consumer loans written and renewed that are Company-owned or guaranteed by the Company, as well as the mix between transactions with new customers and existing customers with whom it has a previous relationship. The amount and number of loans written to new customers reflect the Company’s ability to acquire customers through its marketing programs and by providing new products, in addition to its ability to enter new markets. The amount and number of loans written to existing customers reflect the Company’s ability to retain its customer base through high levels of customer service and customer satisfaction with the products offered by the Company. Loans written to existing customers include both new loans with customers who have borrowed from the Company’s e-commerce segment before, either in the current year or in prior years (including customers who may have borrowed through different consumer loan products or brands offered by the e-commerce segment), and loan renewals.

The following table shows, for the e-commerce segment, the amount of consumer loans written and renewed to new customers and to existing customers for the years ended December 31, 2012 and 2011 (dollars in thousands):

	For the year ended December 31,
	2012			2011
	Company Owned(a)	Guaranteed by the Company(a)(b)	Combined(a)	Company Owned(a)	Guaranteed by the Company(a)(b)	Combined(a)
Amount of consumer loans written and renewed to:
New customers	$236,030	$64,613	$300,643	$173,564	$60,295	$233,859
% of total	9.4%	2.6%	12.0%	8.3%	2.9%	11.2%
Existing customers	1,445,125	755,512	2,200,637	1,184,169	677,631	1,861,800
% of total	57.8%	30.2%	88.0%	56.5%	32.3%	88.8%
Total amount of consumer loans written and renewed	$1,681,155	$820,125	$2,501,280	$1,357,733	$737,926	$2,095,659

(a)	The disclosure regarding the amount and number of consumer loans written and renewed is statistical data that is not included in the Company’s financial statements.
(b)	Loans guaranteed by the Company represent loans originated by third-party lenders through the CSO programs.

The following table shows, for the e-commerce segment, the number of consumer loans written and renewed to new customers and to existing customers for the years ended December 31, 2012 and 2011:

	For the year ended December 31,
	2012			2011
	Company Owned(a)	Guaranteed by the Company(a)(b)	Combined(a)	Company Owned(a)	Guaranteed by the Company(a)(b)	Combined(a)
Number of consumer loans written and renewed to (in ones):
New customers	504,076	115,292	619,368	426,883	104,861	531,744
% of total	10.9%	2.5%	13.4%	10.7%	2.6%	13.3%
Existing customers	2,993,142	1,001,395	3,994,537	2,523,771	938,857	3,462,628
% of total	64.9%	21.7%	86.6%	63.2%	23.5%	86.7%
Total number of consumer loans written and renewed	3,497,218	1,116,687	4,613,905	2,950,654	1,043,718	3,994,372

(a)	The disclosure regarding the amount and number of consumer loans written and renewed is statistical data that is not included in the Company’s financial statements.
(b)	Loans guaranteed by the Company represent loans originated by third-party lenders through the CSO programs.

Consumer Loan Loss Experience

The Company monitors the performance of its consumer loan portfolio and maintains either an allowance or liability for estimated losses on consumer loans (including fees and interest) at a level estimated to be adequate to absorb credit losses inherent in the portfolio. The allowance for losses on the Company’s owned consumer loans reduces the outstanding loan balance in the consolidated balance sheets. The liability for estimated losses related to loans guaranteed under the CSO programs, which approximates the fair value of the liability, is included in “Accounts payable and accrued expenses” in the consolidated balance sheets.

The combined allowance and liability for estimated losses as a percentage of combined consumer loans and fees receivable increased to 20.3% in 2012 from 19.2% in 2011, primarily due to the change in the mix of loans in the e-commerce segment, as discussed in the “Consumer loan loss provision” section above.

The consumer loan loss provision in 2012 and 2011 was $316.3 million and $225.7 million, respectively, and included $0.4 million and $0.2 million related to loans guaranteed by the Company through the CSO programs. Consolidated charge-offs, net recoveries, were $293.2 million and $201.3 million in 2012 and 2011, respectively.

The following tables show consumer loan balances and fees and the relationship of the allowance for losses to the combined balances of consumer loans by quarter and for the years ended December 31, 2012 and 2011 (dollars in thousands):

	2012
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Consumer loan balances and fees receivable:
Gross—Company owned	$259,078	$296,938	$336,071	$375,121
Gross—Guaranteed by the Company(a)	44,503	53,985	55,271	64,736
Combined consumer loans and fees receivable, gross(b)	$303,581	$350,923	$391,342	$439,857
Allowance and liability for losses on consumer loans	60,706	73,366	82,683	89,201
Combined consumer loans and fees receivable, net(b)	$242,875	$277,557	$308,659	$350,656
Allowance and liability for losses as a % of combined consumer loans and fees receivable, gross(b)	20.0%	20.9%	21.1%	20.3%

(a)	Represents loans originated by third-party lenders through the CSO programs, which are not included in the Company’s financial statements.
(b)	Non-GAAP measure.

	2011
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Consumer loan balances and fees receivable:
Gross—Company owned	$161,145	$197,582	$238,977	$285,850
Gross—Guaranteed by the Company(a)	38,750	47,259	51,218	59,423
Combined consumer loans and fees receivable, gross(b)	$199,895	$244,841	$290,195	$345,273
Allowance and liability for losses on consumer loans	36,721	39,348	49,822	66,134
Combined consumer loans and fees receivable, net(b)	$163,174	$205,493	$240,373	$279,139
Allowance and liability for losses as a % of combined consumer loans and fees receivable, gross(b)	18.4%	16.1%	17.2%	19.2%

(a)	Represents loans originated by third-party lenders through the CSO programs, which are not included in the Company’s financial statements.
(b)	Non-GAAP measure.

Due to the nature of the short-term loan product and the high velocity of loans written and renewed, seasonal trends are evidenced in quarter-to-quarter performance. In the typical business cycle, the combined consumer loan loss provision as a percent of combined consumer loans written and renewed is usually lowest in the first quarter and increases throughout the year, with the final two quarters generally combining for the peak levels of loss provision expense. The loss provision as a percentage of combined consumer loans written and renewed increased to 9.3% in 2012 compared to 7.4% in 2011, primarily due to growth of installment loans and line of credit accounts in the United States, both of which have a higher percentage of new customers.

The following tables show the Company’s loss experience relative to the volume of consumer loans by quarter and for the years ended December 31, 2012 and 2011 (dollars in thousands):

	2012
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
Consumer loans written and renewed:(a)
Company owned	$553,713	$588,422	$627,297	$663,021	$2,432,453
Guaranteed by the Company(b)	219,306	237,962	256,438	269,542	983,248
Combined consumer loans written and renewed	$773,019	$826,384	$883,735	$932,563	$3,415,701
Combined consumer loan loss provision as a % of combined consumer loans written and renewed(a)	8.1%	8.8%	9.5%	10.4%	9.3%
Charge-offs (net of recoveries) as a % of combined consumer loans written and renewed(a)	8.8%	7.2%	8.5%	9.7%	8.6%
Combined consumer loan loss provision as a % of consumer loan fees	36.1%	40.1%	41.1%	43.6%	40.5%

(a)	The disclosure regarding the amount of consumer loans written and renewed is statistical data that is not included in the Company’s financial statements.
(b)	Represents loans originated by third-party lenders through the CSO programs, which are not included in the Company’s financial statements.

	2011
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
Consumer loans written and renewed:(a)
Company owned	$429,810	$489,332	$570,658	$613,153	$2,102,953
Guaranteed by the Company(b)	208,963	214,220	247,341	257,693	928,217
Combined consumer loans written and renewed	$638,773	$703,552	$817,999	$870,846	$3,031,170
Combined consumer loan loss provision as a % of combined consumer loans written and renewed(a)	6.2%	6.4%	7.4%	9.2%	7.4%
Charge-offs (net of recoveries) as a % of combined consumer loans written and renewed(a)	7.0%	6.0%	6.1%	7.4%	6.6%
Combined consumer loan loss provision as a % of consumer loan fees	32.1%	34.1%	37.2%	44.7%	37.7%

(a)	The disclosure regarding the amount of consumer loans written and renewed is statistical data that is not included in the Company’s financial statements.
(b)	Represents loans originated by third-party lenders through the CSO programs, which are not included in the Company’s financial statements.

Total Expenses

The table below shows total expenses by segment, for corporate operations and by significant category for the years ended December 31, 2012 and 2011 (dollars in thousands):

	Year Ended December 31,
	2012				2011
	Retail Services	E-Commerce	Corporate	Total	Retail Services	E-Commerce	Corporate	Total
Operations and administration:
Personnel	$221,841	$79,494	$42,302	$343,637	$212,098	$64,668	$45,257	$322,023
Occupancy	111,378	8,670	4,111	124,159	95,483	6,939	3,382	105,804
Marketing	12,884	108,810	192	121,886	13,963	73,330	129	87,422
Other	67,358	37,384	20,190	124,932	51,307	28,184	16,528	96,019
Total operations and administration	413,461	234,358	66,795	714,614	372,851	173,121	65,296	611,268
Depreciation and amortization	47,612	13,272	14,544	75,428	32,036	11,263	10,850	54,149
Total expenses	$461,073	$247,630	$81,339	$790,042	$404,887	$184,384	$76,146	$665,417
Year-over-year change—$
Operations and administration	$40,610	$61,237	$1,499	$103,346	$43,089	$36,951	$10,094	$90,134
Depreciation and amortization	15,576	2,009	3,694	21,279	4,740	2,704	2,782	10,226
Total	$56,186	$63,246	$5,193	$124,625	$47,829	$39,655	$12,876	$100,360
Year-over-year change—%	13.9%	34.3%	6.8%	18.7%	13.4%	27.4%	20.4%	17.8%

Consolidated total expenses increased $124.6 million, or 18.7%, to $790.0 million in 2012 compared to $665.4 million in 2011. Total expenses for the retail services segment increased $56.2 million, or 13.9%, to $461.1 million during 2012 compared to $404.9 million in 2011. Expenses of $21.1 million related to the Mexico Reorganization are included in the retail services segment total expenses in 2012, which is comprised of operations and administration expenses of $8.5 million and depreciation and amortization expenses of $12.6 million. See “General—Recent Developments—Reorganization of Mexico-based Pawn Operations and Purchase of Noncontrolling Interest” above for information regarding the Mexico Reorganization. Additionally, in the Retail Services segment, the Company incurred $13.4 million of charges related to the Ohio Reimbursements in 2012. See “General—Recent Developments—Voluntary Reimbursements to Ohio Customers” above for further discussion. Total expenses for the e-commerce segment increased $63.2 million, or 34.3%, to $247.6 million in 2012. Charges of $3.9 million related to activities associated with the proposed Enova IPO, which was withdrawn in July 2012, are included in the e-commerce segment in the third quarter. See “General—Recent Developments—Withdrawal of Proposed Initial Public Offering of Enova International, Inc.” section above for information regarding the withdrawal of this proposed IPO.

Operations and Administration Expenses

Operations and administration expenses for the retail services segment increased $40.6 million, or 10.9%, to $413.5 million during 2012 compared to 2011. Personnel expense for the retail services segment increased $9.7 million, or 4.6%, during 2012, primarily due to normal personnel additions and merit increases due to additional personnel resulting from organic growth and acquisitions and $2.4 million of employee termination costs related to the Mexico Reorganization. Occupancy expense increased $15.9 million, or 16.6%, during 2012, primarily due to normal rent increases, organic growth, the locations acquired in late 2011 and 2012 and lease termination costs related to the Mexico Reorganization of approximately $1.6 million. Other expenses increased $16.1 million during 2012, primarily due to the Ohio Reimbursements of $13.4 million and $4.4 million of charges related to the Mexico Reorganization, consisting of impairment on other assets, inventory shrinkage, loss on sales of assets and other restructuring charges.

Operations and administration expenses for the e-commerce segment increased $61.2 million, or 35.4%, to $234.4 million during 2012. Personnel expense increased $14.8 million, or 22.9%, primarily due to the addition of new personnel to support the e-commerce segment’s growth. Marketing expense increased $35.5 million, or 48.4%, mainly due to the online lending channel’s efforts to expand the Company’s customer base in both domestic and foreign markets. Online and other marketing costs, excluding lead purchase costs, increased $29.2 million, primarily due to higher expenses for television marketing and sponsored search expenses. In addition, lead purchase expenses increased $6.3 million. The increase in other expenses was primarily due to costs related to the proposed Enova IPO and associated activities, including $3.9 million of deferred expenses directly related to the proposed IPO, which were expensed during 2012 due to the withdrawal of the Registration Statement on July 25, 2012.

Corporate administration expense increased $1.5 million, or 2.3%, to $66.8 million in 2012, primarily due to expenses for due diligence conducted on an abandoned acquisition opportunity in a foreign market, which were $2.3 million in 2012, partially offset by decreased personnel expense due to lower expenses related to incentives.

Depreciation and Amortization Expenses

Consolidated depreciation and amortization expenses increased $21.3 million, or 39.3%, primarily due to increased expenses in the retail services segment. Depreciation and amortization expenses at the retail services segment increased $15.6 million, or 48.6%, to $47.6 million primarily due to impairment charges and losses in the Company’s Mexico operations on property and equipment, indefinite-lived assets and other intangible assets of $7.5 million (consisting of $6.0 million of impairment charges recognized in the third quarter of 2012 and $1.5 million of losses on disposition incurred in the fourth quarter of 2012), $2.5 million and $2.6 million, respectively. The remaining increase was mainly due to additional depreciation expenses associated with the Company’s new proprietary domestic point-of-sale system, locations acquired in late 2011 and 2012, and normal facility upgrades and remodels. Depreciation and amortization expenses at the e-commerce segment increased $2.0 million, or 17.8%, to $13.3 million. Depreciation and amortization expenses for corporate operations increased $3.7 million, or 34.0%, to $14.5 million, primarily related to additional depreciation expenses associated with the Company’s new proprietary domestic point-of-sale system.

Expenses related to the Reorganization of Mexico-based Pawn Operations

As discussed in “Operations and administration expenses” and “Depreciation and amortization expenses” above, in connection with the Mexico Reorganization, the Company recognized $28.9 million in reorganization charges during 2012.

The following table summarizes the charges recognized for the year ended December 31, 2012 related to the Mexico Reorganization (dollars in thousands):

Type of expense	Description	Amount
Depreciation and amortization expenses	Impairment and losses on property and equipment	$7,478
Provision for income taxes	Deferred tax asset valuation allowance	7,161
Depreciation and amortization expenses	Impairment of intangible assets	5,086
Operations and administration expenses	Employee termination costs	2,424
Operations and administration expenses	Inventory shrinkage and loss on sale of assets	2,395
Operations and administration expenses	Lease termination costs	1,628
Operations and administration expenses	Impairment of other assets	1,211
Operations and administration expenses	Other restructuring charges	798
Revenue	Uncollectible receivables	692
Total charges related to the Mexico Reorganization		$28,873

Interest Expense

Interest expense increased $3.6 million, or 14.1%, to $29.1 million in 2012 compared to $25.5 million in 2011. The average amount of debt outstanding increased $53.4 million to $519.8 million during 2012 from $466.4 million in 2011, primarily due to borrowings associated with two acquisitions in the second half of 2012. The Company’s effective blended borrowing rate decreased to 4.8% in 2012 from 4.9% in 2011. The Company incurred non-cash interest expense of $3.8 million in 2012 compared to $3.6 million in 2011 from the 2009 Convertible Notes due 2029 (the “2009 Convertible Notes”) and debt issuance costs. See “Item 8. Financial Statements and Supplementary Data—Note 13” for further discussion of the 2009 Convertible Notes.

Income Taxes

The Company’s effective tax rate was 45.4% in 2012 compared to 37.9% in 2011. During 2012, the Company recorded a deferred tax asset of $9.3 million related to the Company’s excess tax basis over its basis for financial reporting purposes in the stock of Creazione. The Company expects the basis difference will reverse in the foreseeable future as a result of the liquidation of the remaining assets of Creazione. In addition, the Company recorded a valuation allowance of $21.8 million, including $12.0 million related to the net deferred tax assets at its Mexico-based pawn operations (see “General—Recent Developments—Reorganization of Mexico-based Pawn Operations and Purchase of Noncontrolling Interest” above for further information related to the Mexico Reorganization), $0.5 million related to the net deferred tax assets in Mexico generated by the e-commerce segment, and $9.3 million related to the deferred tax asset associated with the Creazione stock basis difference. Without the effect of these items the Company’s effective tax rate for 2012 would have been 38.6%. The increase of 0.7% over the 2011 rate was primarily due to increased losses from foreign operations subject to lower foreign statutory tax rates.

Net Loss Attributable to the Noncontrolling Interest

Net loss attributable to the noncontrolling interest increased by $5.0 million from 2011 to 2012, primarily due to increased losses in foreign retail services operations and expenses related to the Mexico Reorganization.

Prior to 2012, the Company had a contractual relationship with a third-party entity, Huminal, S.A. de C.V., a Mexican sociedad anónima de capital variable (“Huminal”), to compensate and maintain the labor force of its Mexico pawn operations. On January 1, 2012, the labor force of the Mexico pawn operations was transferred from Huminal to a wholly-owned subsidiary of Creazione. However, Prenda Fácil qualifies as the primary beneficiary of Huminal in accordance with FASB ASC 810. Therefore, the results and balances of Huminal are consolidated and allocated to net income attributable to noncontrolling interests. Upon completing the purchase of the noncontrolling interest in Creazione in September 2012, Huminal became the only remaining noncontrolling interest reported by the Company.

YEAR ENDED 2011 COMPARED TO YEAR ENDED 2010

Pawn Lending Activities

The following table sets forth selected data related to the Company’s pawn lending activities as of and for the years ended December 31, 2011 and 2010 (dollars in thousands):

	2011			2010
Year Ended December 31,	Domestic	Foreign	Total	Domestic	Foreign	Total
Pawn loan fees and service charges	$261,829	$20,368	$282,197	$221,335	$22,378	$243,713
Average pawn loan balance outstanding	$205,610	$20,037	$225,647	$166,163	$21,783	$187,946
Amount of pawn loans written and renewed	$869,203	$118,126	$987,329	$689,476	$89,746	$779,222
Annualized yield on pawn loans	127.3%	101.7%	125.1%	133.2%	102.7%	129.7%
Average amount per pawn loan (in ones)	$127	$103	$124	$118	$112	$117
Gross profit margin on disposition of merchandise	36.4%	18.6%	35.0%	36.7%	18.0%	35.0%

Merchandise turnover	3.0	5.0	3.1	3.0	7.7	3.2

As of December 31,
Ending pawn loan balances	$238,399	$15,120	$253,519	$197,301	$20,101	$217,402
Ending merchandise balance, net	$151,274	$10,610	$161,884	$124,399	$6,557	$130,956

Pawn Loan Fees and Service Charges

Consolidated pawn loan balances at December 31, 2011 were $253.5 million, which was $36.1 million, or 16.6%, higher than at December 31, 2010. The average consolidated balance of pawn loans outstanding increased by $37.7 million, or 20.1%, for 2011 compared to the year ended December 31, 2010 (“2010”).

Domestic Pawn Loan Balances

The average balance of domestic pawn loans outstanding during 2011 increased by $39.4 million, or 23.7%, compared to 2010, primarily due to pawn loan growth in existing domestic retail services locations and additional pawn loan balances resulting from the net addition of new retail services locations as a result of acquisitions in the fourth quarters of 2011 and 2010, respectively. In late 2011, the Company acquired a seven-store chain of pawn lending locations, and in the fourth quarter of 2010, the Company acquired a 39-store chain of pawn lending locations. Higher average gold prices contributed to the growth in pawn loan balances in domestic markets, as increased collateral values supported customer demand, resulting in an increase in the average amount per loan, to $127 for 2011 compared to $118 in 2010. Domestic pawn loan fees and service charges increased $40.5 million, or 18.3%, to $261.8 million in 2011 from $221.3 million in 2010. The increase was mainly due to higher average pawn loan balances during 2011, partially offset by lower annualized yield on pawn loans. The lower pawn loan yield in the domestic portfolio was mainly due to a higher concentration of pawn loans in states with lower statutory loan yields.

Foreign Pawn Loan Balances

The average balance of foreign pawn loans outstanding during 2011 decreased by $1.7 million, or 8.0%, compared to 2010. Foreign pawn loan fees and service charges decreased $2.0 million, or 9.0%, to $20.4 million in 2011 from $22.4 million in 2010. The decrease in the average balance of foreign pawn loan balances outstanding was mainly due to lower amounts of loans secured by jewelry and increased forfeiture rates.

Proceeds From Disposition of Merchandise

The following table summarizes the proceeds from the disposition of merchandise and the related profit for the years ended December 31, 2011 and 2010 (dollars in thousands):

	Year Ended December 31,
	2011			2010
	Retail	Commercial	Total	Retail	Commercial	Total
Proceeds from disposition	$358,695	$330,189	$688,884	$313,206	$274,984	$588,190
Gross profit on disposition	$137,620	$103,647	$241,267	$123,701	$82,022	$205,723
Gross profit margin	38.4%	31.4%	35.0%	39.5%	29.8%	35.0%
Percentage of total gross profit	57.0%	43.0%	100.0%	60.1%	39.9%	100.0%

The total proceeds from disposition of merchandise increased $100.7 million, or 17.1%, during 2011 from 2010, and the total profit from the disposition of merchandise increased $35.5 million, or 17.3%, during 2011 from 2010. The increase in proceeds and profit was mainly due to an increase in merchandise available for sale generated from forfeitures from the Company’s higher pawn loan balances and an increase in merchandise purchased from customers and third parties. The consolidated merchandise turnover rate decreased slightly to 3.1 times in 2011 from 3.2 times in 2010.

Proceeds from retail sales, including jewelry, increased $45.5 million, or 14.5%, during 2011 compared to 2010. The increase was primarily due to organic growth in the Company’s domestic retail operations and the acquisition of retail services locations in late 2010 and 2011. However, the profit margin on retail sales decreased slightly to 38.4% in 2011 from 39.5% in 2010, due primarily to discounting of merchandise prices to encourage retail sales activity.

Proceeds from commercial dispositions increased $55.2 million, or 20.1%, in 2011 compared to 2010. The profit margin on commercial sales increased to 31.4% in 2011 from 29.8% in 2010. These increases were mainly due to a higher average market price of gold and diamonds sold, which more than offset a lower volume of gold sold during 2011 compared to 2010 as a result of lower forfeiture rates on the Company’s pawn loan portfolio secured by jewelry.

The table below summarizes the age of merchandise held for disposition related to the Company’s pawn operations before valuation allowance of $0.7 million as of both December 31, 2011 and 2010 (dollars in thousands):

	As of December 31,
	2011		2010
	Amount	%	Amount	%
Jewelry – held for one year or less	$99,683	61.3	$85,117	64.7
Other merchandise – held for one year or less	56,483	34.8	40,815	31.0
Total merchandise held for one year or less	156,166	96.1	125,932	95.7
Jewelry – held for more than one year	2,626	1.6	2,685	2.0
Other merchandise – held for more than one year	3,792	2.3	3,039	2.3
Total merchandise held for more than one year	6,418	3.9	5,724	4.3
Total merchandise held for disposition	$162,584	100.0	$131,656	100.0

Consumer Loan Activities

Consumer Loan Fees

Consumer loan fees increased $107.6 million, or 21.9%, to $598.6 million in 2011 compared to $491.0 million in 2010. The increase in consumer loan fees was primarily due to growth in the e-commerce segment from lending in the foreign markets in which the Company operates and, to a lesser extent, the expansion of the Company’s installment loan and line of credit products in the United States, offset by a decrease in revenue from domestic markets in which consumer loans are no longer offered due to changes in laws and the absence of fees from the Company’s MLOC services business. The Company stopped providing MLOC services in the United States on behalf of a third-party lender in October 2010 when the lender discontinued offering MLOC advances.

Consumer Loan Loss Provision

The consumer loan loss provision increased by $43.3 million to $225.7 million in 2011 from $182.4 million in 2010, primarily due to higher consumer loan balances in 2011 compared to 2010. The loss provision as a percentage of consumer loan fees increased to 37.7% in 2011 from 37.2% in 2010, primarily due to increased charge-offs in the Company’s retail services segment as a result of growth in loans to new customers that have less established payments histories. The loss provision as a percentage of consumer loan fees in the e-commerce segment was slightly lower in 2011 as compared to 2010, primarily due to a slightly lower loss provision in domestic markets, which was attributed to the maturing of the short-term loan portfolio in 2011, leading to lower losses, partially offset by a higher loss provision as a percentage of consumer loan fees in foreign markets due to growth in loans written and a higher percentage of new customers.

The following table sets forth consumer loan fees by segment, adjusted for the deduction of the loan loss provision for the years ended December 31, 2011 and 2010 (dollars in thousands):

	Year Ended December 31,
	2011			2010
	Retail Services	E-Commerce	Total	Retail Services	E-Commerce	Total
Interest and fees on short-term loans	$110,071	$400,810	$510,881	$112,679	$332,541	$445,220
Interest and fees on line of credit accounts	—	30,590	30,590	—	33,655	33,655
Interest and fees on installment loans	9,121	48,054	57,175	1,294	10,783	12,077
Consumer loan fees	$119,192	$479,454	$598,646	$113,973	$376,979	$490,952
Consumer loan loss provision	24,001	201,687	225,688	17,437	164,957	182,394
Consumer loan fees, net of loss provision	$95,191	$277,767	$372,958	$96,536	$212,022	$308,558
Year-over-year change - $	$(1,345)	$65,745	$64,400	$181	$67,337	$67,518
Year-over-year change - %	(1.4)%	31.0%	20.9%	0.2%	46.5%	28.0%
Consumer loan loss provision as a % of consumer loan fees	20.1%	42.1%	37.7%	15.3%	43.8%	37.2%

Combined Consumer Loans

Consumer Loan Balances

The outstanding combined portfolio balance of consumer loans, net of allowances and liability for estimated losses, increased $90.0 million, or 47.6%, to $279.1 million at December 31, 2011 from $189.1 million at December 31, 2010, primarily due to increased demand for consumer loan products in domestic and foreign markets in both the retail services and e-commerce segments, the expansion of the Company’s installment loan product in the domestic and

United Kingdom markets and the expansion of the Company’s line of credit products in the United States.

The combined loan balance includes $285.9 million and $178.3 million at December 31, 2011 and 2010, respectively, of Company-owned consumer loan balances, before the allowance for losses of $63.1 million and $38.9 million, which has been provided in the consolidated financial statements for December 31, 2011 and 2010, respectively. The combined loan balance also includes $59.4 million and $52.6 million at December 31, 2011 and 2010, respectively, of consumer loan balances that are guaranteed by the Company, which are not included in the Company’s financial statements, before the liability for estimated losses of $3.1 million and $2.8 million, which has been provided in the consolidated financial statements for December 31, 2011 and 2010, respectively.

The following table summarizes consumer loan balances outstanding as of December 31, 2011 and 2010 (dollars in thousands):

	As of December 31,
	2011			2010
	Company Owned(a)	Guaranteed by the Company(a)	Combined(b)	Company Owned(a)	Guaranteed by the Company(a)	Combined(b)
Ending consumer loan balances:
Retail Services
Short-term loans	$53,601	$9,237	$62,838	$49,267	$9,819	$59,086
Installment loans	9,262	7,425	16,687	2,686	3,800	6,486
Total Retail Services, gross	62,863	16,662	79,525	51,953	13,619	65,572
E-Commerce
Domestic
Short-term loans	39,232	39,341	78,573	41,054	37,082	78,136
Line of credit accounts	21,648	-	21,648	12,475	-	12,475
Installment loans	24,582	-	24,582	11,023	-	11,023
Total Domestic, gross	85,462	39,341	124,803	64,552	37,082	101,634
Foreign
Short-term loans	101,723	3,420	105,143	57,848	1,867	59,715
Installment loans	35,802	-	35,802	3,977	-	3,977
Total Foreign, gross	137,525	3,420	140,945	61,825	1,867	63,692
Total E-Commerce, gross	222,987	42,761	265,748	126,377	38,949	165,326
Total ending loan balance, gross	285,850	59,423	345,273	178,330	52,568	230,898
Less: Allowance and liabilities for losses	(63,072)	(3,062)	(66,134)	(38,953)	(2,838)	(41,791)
Total ending loan balance, net	$222,778	$56,361	$279,139	$139,377	$49,730	$189,107
Allowance and liability for losses as a % of combined consumer loan balances, gross(b)	22.1%	5.2%	19.2%	21.8%	5.4%	18.1%

(a)

GAAP measure. The consumer loan balances guaranteed by the Company represent loans originated by third-party lenders through the CSO programs, so these balances are not recorded in the Company’s financial statements. However, the Company has established a liability for estimated losses in support of its guarantee of these loans, which is reflected in the table above and included in its consolidated balance sheets.

(b)	Except for allowance and liability for estimated losses, amounts represent non-GAAP measures.

Consumer Loans Written and Renewed

The amount of combined consumer loans written and renewed increased $108.9 million, or 3.7%, to $3.03 billion in 2011, from $2.92 billion in 2010, due primarily to growth in consumer loans written and renewed from the e-commerce segment in foreign markets, growth in installment loans in the domestic and United Kingdom markets, and, to a lesser extent, the expansion of the Company’s line of credit product in the United States. These increases more than offset a decrease in loans written and renewed in domestic markets in which consumer loans are no longer offered due to changes in laws and the absence of consumer loans written and renewed in the MLOC services business.

The average amount per consumer loan increased to $514 from $431 during 2011 over 2010, due to the absence of loans purchased through the MLOC services business, which generally have a lower average loan amount per loan, and an increase in longer-term installment loans, which typically have a higher average loan amount than short-term loans.

The following table summarizes the consumer loans written and renewed for the years ended December 31, 2011 and 2010:

	2011			2010
	Company Owned(a)	Guaranteed by the Company(a)(b)	Combined(a)	Company Owned(a)	Guaranteed by the Company(a)(b)	Combined(a)
Amount of consumer loans written and renewed (dollars in thousands):
Retail Services
Short-term loans	$736,964	$174,510	$911,474	$702,422	$199,155	$901,577
Installment loans	8,256	15,781	24,037	739	6,905	7,644
Total Retail Services	745,220	190,291	935,511	703,161	206,060	909,221
E-Commerce
Domestic
Short-term loans	376,041	681,009	1,057,050	444,036	782,290	1,226,326
Line of credit accounts(c)	57,012	-	57,012	304,303	-	304,303
Installment loans	42,532	-	42,532	23,656	-	23,656
Total Domestic	475,585	681,009	1,156,594	771,995	782,290	1,554,285
Foreign
Short-term loans	820,841	56,917	877,758	429,853	24,797	454,650
Installment loans	61,307	-	61,307	4,161	-	4,161
Total Foreign	882,148	56,917	939,065	434,014	24,797	458,811
Total E-Commerce	1,357,733	737,926	2,095,659	1,206,009	807,087	2,013,096
Total amount of consumer loans written and renewed	$2,102,953	$928,217	$3,031,170	$1,909,170	$1,013,147	$2,922,317

Number of consumer loans written and renewed (in ones):
Retail Services
Short-term loans	1,586,551	309,003	1,895,554	1,602,914	347,008	1,949,922
Installment loans	6,858	2,863	9,721	2,034	1,187	3,221
Total Retail Services	1,593,409	311,866	1,905,275	1,604,948	348,195	1,953,143
E-Commerce
Domestic
Short-term loans	1,115,549	958,821	2,074,370	1,248,482	1,135,762	2,384,244
Line of credit accounts(c)	201,934	-	201,934	1,487,147	-	1,487,147
Installment loans	36,151	-	36,151	34,305	-	34,305
Total Domestic	1,353,634	958,821	2,312,455	2,769,934	1,135,762	3,905,696
Foreign
Short-term loans	1,543,453	84,897	1,628,350	865,996	52,460	918,456
Installment loans	53,567	-	53,567	5,018	-	5,018
Total Foreign	1,597,020	84,897	1,681,917	871,014	52,460	923,474
Total E-Commerce	2,950,654	1,043,718	3,994,372	3,640,948	1,188,222	4,829,170
Total number of consumer loans written and renewed	4,544,063	1,355,584	5,899,647	5,245,896	1,536,417	6,782,313

(a)	The disclosure regarding the amount and number of consumer loans written and renewed is statistical data that is not included in the Company’s financial statements.
(b)	Loans guaranteed by the Company represent loans originated by third-party lenders through the CSO programs.
(c)

2010 amounts include MLOC receivables, which are participation interests in receivables acquired from a third-party lender in connection with the MLOC services the Company offered. The Company stopped providing MLOC services in the United States on behalf of a third-party lender in October 2010.

Consumer Loans Written to New and Existing Customers in the E-commerce Segment

The following table shows, for the e-commerce segment, the amount of consumer loans written and renewed to new customers and to existing customers for the years ended December 31, 2011 and 2010 (dollars in thousands):

	For the year ended December 31,
	2011			2010
	Company Owned(a)	Guaranteed by the Company(a)(b)	Combined(a)	Company Owned(a)	Guaranteed by the Company(a)(b)	Combined(a)
Amount of consumer loans written and renewed to:
New customers (c)	$173,564	$60,295	$233,859	$97,991	$70,712	$168,703
% of total	8.3%	2.9%	11.2%	4.9%	3.5%	8.4%
Existing customers(d)	1,184,169	677,631	1,861,800	819,295	736,375	1,555,670
% of total	56.5%	32.3%	88.8%	40.7%	36.6%	77.3%
MLOC customers(e)	-	-	-	288,723	-	288,723
% of total	-	-	-	14.3%	-	14.3%
Total amount of consumer loans written and renewed	$1,357,733	$737,926	$2,095,659	$1,206,009	$807,087	$2,013,096

(a)	The disclosure regarding the amount and number of consumer loans written and renewed is statistical data that is not included in the Company’s financial statements.
(b)	Loans guaranteed by the Company represent loans originated by third-party lenders through the CSO programs.
(c)	Reflects consumer loans written to first-time customers excluding customers described in footnote (e).
(d)

Reflects both loan renewals and new loans with customers who have borrowed from the Company’s e-commerce segment before through different consumer loan products or brands offered by the e-commerce segment other than the customers described in footnote (e).

(e)	Reflects customers who took out MLOC advances in which the Company acquired participation interest through its MLOC services.

The following table shows, for the e-commerce segment, the number of consumer loans written and renewed to new customers and to existing customers for the years ended December 31, 2011 and 2010:

	For the year ended December 31,
	2011			2010
	Company Owned(a)	Guaranteed by the Company(a)(b)	Combined(a)	Company Owned(a)	Guaranteed by the Company(a)(b)	Combined(a)
Number of consumer loans written and renewed to (in ones):
New customers (c)	426,883	104,861	531,744	313,945	146,696	460,641
% of total	10.7%	2.6%	13.3%	6.5%	3.0%	9.5%
Existing customers(d)	2,523,771	938,857	3,462,628	1,875,673	1,041,526	2,917,199
% of total	63.2%	23.5%	86.7%	38.8%	21.6%	60.4%
MLOC customers(e)	-	-	-	1,451,330	-	1,451,330
% of total	-	-	-	30.1%	-	30.1%
Total number of consumer loans written and renewed	2,950,654	1,043,718	3,994,372	3,640,948	1,188,222	4,829,170

(a)	The disclosure regarding the amount and number of consumer loans written and renewed is statistical data that is not included in the Company’s financial statements.
(b)	Loans guaranteed by the Company represent loans originated by third-party lenders through the CSO programs.
(c)	Reflects consumer loans written to first time customers excluding customers described in footnote (e).
(d)

Reflects both loan renewals and new loans with customers who have borrowed from the Company’s e-commerce segment before through different consumer loan products or brands offered by the e-commerce segment other than the customers described in footnote (e).

(e)	Reflects customers who took out MLOC advances in which the Company acquired participation interests through its MLOC services.

Consumer Loan Loss Experience

The combined allowance and liability for estimated losses as a percentage of combined consumer loans and fees receivable increased in 2011 to 19.2% from 18.1% in 2010, predominately due to the change in the mix of loans in the e-commerce segment, as discussed in the “Consumer loan loss provision” section above.

The consumer loan loss provision in 2011 was $225.7 million, which was composed of $225.5 million related to Company-owned consumer loans and $0.2 million related to loans guaranteed by the Company through CSO programs. The consumer loan loss provision in 2010 was $182.4 million, which was composed of $182.5 million related to Company-owned consumer loans, offset by $0.1 million related to loans guaranteed by the Company through CSO programs. Charge-offs, net of recoveries, were $201.3 million and $170.9 million in 2011 and 2010, respectively.

Due to the nature of the short-term loan product and the high velocity of loans written and renewed, seasonal trends are evidenced in quarter-to-quarter performance. In the typical business cycle, the combined consumer loan loss provision as a percent of combined consumer loans written and renewed is usually lowest in the first quarter and increases throughout the year, with the final two quarters generally combining for the peak levels of loss provision expense. The loss provision as a percentage of combined loans written and renewed increased to 7.4% in 2011, compared to 6.2% in 2010, due to growth in loans written and renewed in foreign e-commerce markets and the growth of the installment loan and line of credit products, which have a higher percentage of new customers, as discussed in the “Consumer loan loss provision” section above.

The following tables show consumer loan balances and fees and the relationship of the allowance for losses to the combined balances of consumer loans by quarter and for the years ended December 31, 2011 and 2010 (dollars in thousands):

	2011
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Consumer loan balances and fees receivable:
Gross - Company owned	$161,145	$197,582	$238,977	$285,850
Gross - Guaranteed by the Company(a)	38,750	47,259	51,218	59,423
Combined consumer loans and fees receivable, gross(b)	$199,895	$244,841	$290,195	$345,273
Allowance and liability for losses on consumer loans	36,721	39,348	49,822	66,134
Combined consumer loans and fees receivable, net(b)	$163,174	$205,493	$240,373	$279,139
Allowance and liability for losses as a % of combined consumer loans and fees receivable, gross(b)	18.4%	16.1%	17.2%	19.2%

(a)	Represents loans originated by third-party lenders through the CSO programs, which are not included in the Company’s financial statements.
(b)	Non-GAAP measure.

	2010
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Consumer loan balances and fees receivable:
Gross - Company owned	$124,844	$152,018	$175,066	$178,330
Gross - Guaranteed by the Company(a)	40,999	51,141	48,416	52,568
Combined consumer loans and fees receivable, gross(b)	$165,843	$203,159	$223,482	$230,898
Allowance and liability for losses on consumer loans	28,116	40,048	48,376	41,791
Combined consumer loans and fees receivable, net(b)	$137,727	$163,111	$175,106	$189,107
Allowance and liability for losses as a % of combined consumer loans and fees receivable, gross(b)	17.0%	19.7%	21.6%	18.1%

(a)	Represents loans originated by third-party lenders through the CSO programs, which are not included in the Company’s financial statements.
(b)	Non-GAAP measure.

The following tables show the Company’s loss experience relative to the volume of consumer loans by quarter and for the years ended December 31, 2011 and 2010 (dollars in thousands):

	2011
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
Consumer loans written and renewed:(a)
Company owned	$429,810	$489,332	$570,658	$613,153	$2,102,953
Guaranteed by the Company(b)	208,963	214,220	247,341	257,693	928,217
Combined consumer loans written and renewed	$638,773	$703,552	$817,999	$870,846	$3,031,170
Combined consumer loan loss provision as a % of combined consumer loans written and renewed(a)	6.2%	6.4%	7.4%	9.2%	7.4%
Charge-offs (net of recoveries) as a % of combined consumer loans written and renewed(a)	7.0%	6.0%	6.1%	7.4%	6.6%
Combined consumer loan loss provision as a % of consumer loan fees	32.1%	34.1%	37.2%	44.7%	37.7%

(a)	The disclosure regarding the amount of consumer loans written and renewed is statistical data that is not included in the Company’s financial statements.
(b)	Represents loans originated by third-party lenders through the CSO programs, which are not included in the Company’s financial statements.

	2010
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
Consumer loans written and renewed:(a)
Company owned	$419,694	$470,072	$533,298	$486,106	$1,909,170
Guaranteed by the Company(b)	225,568	248,603	289,267	249,709	1,013,147
Combined consumer loans written and renewed	$645,262	$718,675	$822,565	$735,815	$2,922,317
Combined consumer loan loss provision as a % of combined consumer loans written and renewed(a)	5.3%	6.3%	6.2%	7.1%	6.2%
Charge-offs (net of recoveries) as a % of combined consumer loans written and renewed(a)	5.6%	4.6%	5.2%	8.0%	5.8%
Combined consumer loan loss provision as a % of consumer loan fees	31.3%	38.8%	37.9%	39.8%	37.2%

(a)	The disclosure regarding the amount of consumer loans written and renewed is statistical data that is not included in the Company’s financial statements.
(b)	Represents loans originated by third-party lenders through the CSO programs, which are not included in the Company’s financial statements.

Total Expenses

The table below shows total expense by segment, for corporate operations and by significant category for the years ended December 31, 2011 and 2010 (dollars in thousands):

	Year Ended December 31,
	2011				2010
	Retail Services	E-Commerce	Corporate	Total	Retail Services	E-Commerce	Corporate	Total
Operations and administration:
Personnel	$212,098	$64,668	$45,257	$322,023	$189,785	$55,412	$39,067	$284,264
Occupancy	95,483	6,939	3,382	105,804	87,008	6,025	2,523	95,556
Marketing	13,963	73,330	129	87,422	13,639	59,197	51	72,887
Other	51,307	28,184	16,528	96,019	39,330	15,536	13,561	68,427
Total operations and administration	372,851	173,121	65,296	611,268	329,762	136,170	55,202	521,134
Depreciation and amortization	32,036	11,263	10,850	54,149	27,296	8,559	8,068	43,923
Total expenses	$404,887	$184,384	$76,146	$665,417	$357,058	$144,729	$63,270	$565,057
Year-over-year change—$
Operations and administration	$43,089	$36,951	$10,094	$90,134	$23,870	$47,889	$1,319	$73,078
Depreciation and amortization	4,740	2,704	2,782	10,226	300	1,262	772	2,334
Total	$47,829	$39,655	$12,876	$100,360	$24,170	$49,151	$2,091	$75,412
Year-over-year change—%	13.4%	27.4%	20.4%	17.8%	7.3%	51.4%	3.4%	15.4%

Total expenses increased $100.4 million, or 17.8%, to $665.4 million in 2011 compared to 2010. Total expenses at the retail services segment increased $47.8 million, or 13.4%, to $404.9 million during 2011 compared to $357.1 million in 2010. Total expenses for the e-commerce segment increased $39.7 million, or 27.4%, to $184.4 million in 2011 compared to $144.7 million in 2010.

Operations and Administration Expenses

Operations and administration expenses for the retail services segment increased $43.1 million, or 13.1%, to $372.9 million during 2011 compared to 2010. Personnel expense for the retail services segment increased $22.3 million, or 11.8%, during 2011, which was primarily related to increased personnel expense as a result of the addition of 45 retail services locations, net of closures, from October 1, 2010 to December 31, 2011, and to normal personnel additions and merit increases. Occupancy expense increased $8.5 million, or 9.7%, during 2011, which mainly related to additional locations and to normal rent increases. The increase in other operating expenses was due in part to adjustments made by the Company during 2011 totaling $2.5 million in the foreign operations that are included in the retail services segment, predominately related to the impairment of the existing point-of-sale system, which the Company replaced in 2011, as well as adjustments for other impaired assets, severance and miscellaneous operating expenses. In addition, other operating expenses increased due to increased maintenance, travel and office expenses and general expense increases.

Operations and administration expenses for the e-commerce segment increased $37.0 million, or 27.1%, to $173.1 million during 2011 compared to $136.2 million in 2010. Personnel expense increased $9.3 million, or 16.7%, primarily due to the addition of new personnel to support the e-commerce segment’s growth in foreign markets. Marketing expense increased $14.1 million, or 23.9%, mainly due to the online lending channel’s efforts to expand the Company’s customer base in both domestic and foreign markets. The increase in other expenses was primarily due to increased legal expenses and costs related to the proposed Enova IPO and associated activities. See “General — Recent Developments—Withdrawal of Proposed Initial Public Offering of Enova International, Inc.” section above for information regarding the withdrawal of this proposed IPO.

Corporate administration expenses increased $10.1 million, or 18.3%, to $65.3 million 2011 compared to $55.2 million in 2010, primarily due to increased personnel expense.

Depreciation and Amortization Expenses

Consolidated depreciation and amortization expenses increased $10.2 million, or 23.3%, primarily due to increased expenses in the retail services segment and in corporate operations. Depreciation and amortization expense at the retail services segment increased $4.7 million, or 17.4%, to $32.0 million mainly due to additional depreciation expenses associated with new and acquired locations and investments in facility upgrades, relocations and remodels. Depreciation and amortization expenses at the e-commerce segment increased $2.7 million, or 31.6%, to $11.3 million primarily related to systems development in support of new products, as well as normal system upgrades. Depreciation and amortization expenses for corporate operations increased $2.8 million or 34.5%, to $10.9 million, primarily related to additional depreciation expenses associated with the Company’s new proprietary domestic point-of-sale system, which was placed in service in July 2011.

Interest Expense

Interest expense increased $3.2 million, or 14.2%, to $25.5 million in 2011, compared to $22.3 million in 2010, primarily due to an increase of $47.0 million in the average amount of debt outstanding, to $466.4 million in 2011 from $419.4 million during 2010. The increase in the average amount of debt outstanding was primarily due to additional funding under the Company’s line of credit to support growth in the Company’s pawn loan and consumer loan balances. In addition, an acquisition in the fourth quarter of 2010 was funded by borrowings under the Company’s line of credit of approximately $59.6 million. The Company’s effective blended borrowing cost was 4.9% for both the years ended December 31, 2011 and 2010. The Company incurred non-cash interest expense of $3.6 million in 2011 compared to $3.3 million in 2010, from the 2009 Convertible Notes due 2029 (the “2009 Convertible Notes”) and debt issuance costs. See “Item 8. Financial Statements and Supplementary Data—Note 13” for further discussion of the 2009 Convertible Notes.

Foreign Currency Transaction Gain/Loss

The Company is impacted by foreign currency transactions due to certain of its subsidiaries conducting business in currencies other than the U.S. dollar. In 2011, the Company recorded a foreign currency transaction loss of approximately $1.3 million related to its operations in foreign countries compared to a $0.5 million loss in 2010.

Income Taxes

The Company’s effective tax rate was 37.9% for 2011 compared to 37.5% for 2010. The increase in the Company’s effective tax rate for 2011 was mainly attributable to an increase in state taxes.

LIQUIDITY AND CAPITAL RESOURCES

The Company manages its liquidity and capital positions to satisfy three primary objectives. First, near-term liquidity is managed to ensure that adequate resources are available to fund the Company’s seasonal working capital growth, which is driven by demand for the Company’s loan products. Second, longer-term refinancing strategies are used to manage the Company’s debt refinancing risk, and third, long-term capital strategies are used to provide the capital necessary to fund the Company’s long-term strategic growth objectives. Near-term liquidity is provided through operating cash flows and the utilization of borrowings under the Company’s unsecured bank line of credit. Long-term liquidity is provided through long-term debt financing and the issuance of debt securities. Long-term capital needs are managed by assessing the growth capital needs of the Company over time and balancing those needs against the internal and external capital resources available. Longer-term refinancing risk is managed by staggering the Company’s debt maturities and issuing new long-term debt securities from time to time as market conditions permit.

During 2013, the Company’s Domestic and Multi-currency Line amount will decrease by $100.0 million, from $380.0 million to $280.0 million. The decrease is scheduled to occur on May 29, 2013. However, the Company is assessing its long-term debt needs with respect to its line of credit and may obtain additional financing, by entering into a new domestic line of credit or otherwise, to preserve this additional debt capacity and accommodate new growth.

The Company historically has generated significant cash flow through normal operating activities for funding both long-term and short-term needs. As a result, operating cash flow is expected to meet the needs of near-term operating objectives without reliance on short-term credit instruments such as warehouse lines of credit, asset-backed securities or commercial paper. Management considers additional sources of long-term funding when strategic transactions, such as large scale acquisitions, are necessary or desirable. Historically, funding for long-term strategic transactions has been supplemented by the Company’s long-term unsecured bank line of credit or other long-term security issuances.

As of December 31, 2012, 2011 and 2010, the Company was in compliance with all financial ratios, covenants and other requirements set forth in its debt agreements. A significant decline in demand for the Company’s products and services or other unexpected changes in financial condition may result in a violation of the Company’s debt agreements that could result in an acceleration of the Company’s debt, increase the Company’s borrowing costs, and possibly adversely affect the Company’s ability to renew its existing bank line of credit or obtain new credit on favorable terms in the future. The Company does not anticipate a significant decline in demand for its services and has historically been successful in maintaining compliance with, and renewing, its debt agreements. To the extent the Company experiences short-term or long-term funding disruptions; the Company has the ability to address these risks through a variety of adjustments related to the current assets of the business, which predominately have short durations. Such actions could include the immediate liquidation of jewelry inventory, which is comprised primarily of gold items that would be refined into pure gold and sold on the open market and adjustments to short-term lending to consumers that would reduce cash outflow requirements while increasing cash inflows through repayments of consumer loans. Additional alternatives may include the sale of assets, reductions in capital spending and/or the issuance of debt or equity securities, all of which could be expected to generate additional liquidity.

Cash Flows

The Company’s cash flows and other key indicators of liquidity are summarized as follows (dollars in thousands):

	Year Ended December 31,
	2012		2011		2010
Cash flows provided by operating activities	$518,281		$454,004		$359,160
Cash flows used in investing activities
Pawn loans	$2,449		$(54,912)		$(13,253)
Consumer loans	(375,032)		(297,029)		(217,022)
Acquisitions	(78,217)		(49,539)		(82,263)
Property and equipment additions	(79,399)		(75,049)		(59,697)
Proceeds from sale of assets	5,471		-		-
Investment in equity securities	(1,000)		(5,000)		(5,652)
Other investing	(926)		(515)		822
Total cash flows used in investing activities	$(526,654)		$(482,044)		$(377,065)
Cash flows provided by financing activities	$7,028		$51,643		$10,222
Working capital	$710,566		$644,891		$491,298
Current ratio	4.8	x	4.8	x	4.8	x
Merchandise turnover	3.0	x	3.1	x	3.2	x
Total debt to adjusted EBITDA ratio(a)	1.8	x	1.8	x	1.8	x

(a)	Non-GAAP measure. See “Overview—Adjusted EBITDA” section for a reconciliation of adjusted EBITDA to net income attributable to the Company.

Cash Flows from Operating Activities

Net cash provided by operating activities increased $64.3 million, or 14.2%, from $454.0 million in 2011 to $518.3 million in 2012. A significant component of the increase in net cash provided by operating activities during 2012 compared to 2011 was a $90.6 million increase in the consumer loan loss provision, a non-cash expense, primarily as a result of loan growth in the e-commerce segment which is reflected in investing activities. In addition, depreciation and amortization expenses, which are also non-cash expenses, increased $21.3 million, primarily due to the disposition activities related to the Mexico Reorganization, the implementation of the Company’s domestic point-of-sale system, which was placed in service in July 2011, and the investments in retail services locations in 2012 and 2011. Also, a decrease in merchandise purchased from customers and other third parties increased cash provided by operating activities by $17.4 million compared to 2011. The increase in cash provided by operating activities was partially offset by decreases in cash provided by current and deferred income taxes. Prior year results were positively impacted by a $12.3 million and $25.6 million current and deferred tax benefit, respectively, which related to lower income tax payments in 2011, resulting from a change in the timing of tax deductions for internally-developed software costs as well as the impact of increased bonus depreciation rules in effect for all of 2011. The increase in cash flows from operating activities was also offset by a decrease of $33.5 million in net income.

The Company recognized $28.9 million of charges in 2012 related to the Mexico Reorganization, which did not have a material impact on the Company’s cash flows from operations. The primary components of these charges are reflected as a $12.6 million increase in depreciation and amortization and a $7.2 million decrease to deferred income taxes, both of which are non-cash items. The remaining charges are reflected in changes to other operating assets and liabilities in the consolidated statement of cash flows. The Company does not expect to incur material charges or changes in cash flows related to the Mexico Reorganization in 2013.

Net cash provided by operating activities increased $94.8 million, or 26.4%, from $359.2 million in 2010 to $454.0 million in 2011. A significant component of the increase in net cash provided by operating activities was a $19.9 million increase in net income during 2011. An additional $43.3 million of net cash provided by operating activities during 2011 was generated by an increase in the consumer loan loss provision, a non-cash expense, primarily as a result of increased loan volume in the e-commerce segment. Increases in current income taxes payable and deferred income taxes provided cash of $34.4 million in 2011 compared to 2010. The increase was primarily due to the implementation in 2011 of a change in the timing of tax deductions related to internally developed software costs as well as the impact of increased bonus depreciation rules in effect for all of 2011.

Management believes that its expected cash flows from operations and available cash balances and borrowings will be sufficient to fund the Company’s operating liquidity needs. In connection with the final liquidation of Creazione, the Company may take a worthless stock deduction for tax purposes on its 2013 federal income tax return for its tax basis in the stock of Creazione by approximately $30.0 million. Management believes that the deduction may be treated as an ordinary loss, which would reduce its cash taxes paid in 2013. However, if the deduction is determined to be a capital loss, and the Company does not have capital gains to offset the loss, the Company’s cash taxes paid will not be reduced. The Company is pursuing a Private Letter Ruling with the Internal Revenue Service to confirm that the deduction should be treated as an ordinary loss.

Cash Flows from Investing Activities

Net cash used in investing activities increased $44.7 million, or 9.3%, from $482.0 million in 2011 to $526.7 million in 2012. The primary components of this increase were $78.2 million of cash used for acquisition activity as described below, an increase of $28.7 million over 2011, and $78.0 million of additional cash used in consumer loan lending activities, primarily as a result of growth in loans written from the Company’s e-commerce business. These uses were offset by a $57.4 million increase in cash provided by pawn lending activities, primarily due to a lower rate of growth in the Company’s domestic pawn loan portfolio, an increase in pawn loans repaid and lower balances in the Mexico pawn loan portfolio as a result of the Mexico Reorganization.

On September 27, 2012, the Company entered into an agreement to acquire substantially all of the assets of a 25-store chain of pawn lending locations located in Kentucky, North Carolina, and Tennessee. The Company assumed the economic benefits of all of these pawnshops by operating them under management agreements that commenced on September 27, 2012, and the final agreement terminated on December 16, 2012. The aggregate cash consideration for the transaction, which was funded with borrowings under the Company’s line of credit, was approximately $55.1 million, of which $52.0 million was paid in September 2012. The remaining $3.1 million of consideration was paid during the fourth quarter of 2012. The goodwill of $31.5 million arising from the acquisition consists largely of the synergies and economies of scale expected from combining the operations of the Company and these pawn lending locations.

On October 25, 2012, the Company completed the acquisition of substantially all of the assets of a nine-store chain of pawn lending locations located in Arizona. The aggregate cash consideration paid in 2012 for this transaction, which was funded with borrowings under the Company’s line of credit, was approximately $15.4 million. The goodwill of $7.7 million arising from the acquisition consists largely of the synergies and economies of scale expected from combining the operations of the Company and these pawn lending locations.

Also, during 2012, in addition to the two acquisitions described above, the Company acquired three domestic retail services locations, which primarily operate as pawn lending businesses, for approximately $3.3 million, and the e-commerce segment acquired approximately $0.2 million of intangible assets. Similar acquisition activity in the retail services segment totaled approximately $0.3 million in 2011 for the purchase of one retail services location.

Net cash used in investing activities increased $104.9 million, or 27.8%, from $377.1 million for 2010 to $482.0 million for 2011. The combination of consumer loans made or purchased net of consumer loans repaid increased the Company’s use of cash by $80.0 million when compared to 2010, primarily due to increases in consumer loans made or purchased in the foreign markets of the Company’s e-commerce segment. Cash used in pawn lending activities increased $41.7 million due to growth in the Company’s domestic pawn portfolio.

During 2011, cash used for acquisition activities decreased by $32.7 million, or 39.8%, to $49.5 million in 2011 due to a lower aggregate amount paid for acquisitions in 2011 compared to $82.3 million in 2010. Details of the acquisitions that occurred in 2011 and 2010 are explained below.

During 2011, the Company acquired a seven-store chain of pawn lending locations located in Tucson, Flagstaff and Yuma, Arizona. The Company paid aggregate consideration of $53.6 million, which was funded with borrowings under the Company’s line of credit, including $49.3 million that was paid during 2011 and $4.3 million that was paid in 2012 following the receipt of applicable licensing and regulatory approvals. The goodwill related to this acquisition was $26.7 million.

During 2010, the Company acquired a 39-store chain of pawn lending locations in Washington and Arizona under the names “Maxit” and “Pawn X-Change.” The consideration for the acquisition included cash consideration of approximately $58.2 million, which was funded with borrowings under the Company’s line of credit, and 366,097 shares of the Company’s common stock, with a fair value of $10.9 million as of the closing date. The goodwill related to this acquisition was $26.2 million.

Additionally, in 2010, the Company made supplemental payments of approximately $21.2 million related to the Debit Plus, LLC (formerly known as Primary Innovations) acquisition that occurred in 2008. See “Item 8. Financial Statements and Supplementary Data—Note 3” for further discussion of these acquisitions.

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

Management anticipates that expenditures for property and equipment related to its domestic and foreign operations for 2013 will be between $60 million and $70 million, excluding acquisitions or retail services locations, primarily for the remodeling of stores, facility upgrades, technology infrastructure and the establishment of approximately 20 to 25 new retail services locations.

Cash Flows from Financing Activities

Net cash provided by financing activities decreased $44.6 million, or 86.4%, from $51.6 million of cash provided in 2011 to $7.0 million provided in 2012. This was primarily due to a $41.8 million decrease in the amount of borrowings, net of repayments and debt issuance costs, in 2012 compared to 2011. During 2012, the Company used $4.6 million more in 2012 than 2011 for the repurchase of shares of Company common stock through open market transactions, pursuant to a 2011 authorization by the Board of Directors of the Company. Additionally, the Company used $5.6 million of cash for the purchase of the outstanding shares of minority interest shareholders associated with the Company’s Mexico-based pawn operations. See “General—Recent Developments—Reorganization of Mexico-based Pawn Operations and Purchase of Noncontrolling Interest” for additional information.

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

Net cash provided by financing activities increased $41.4 million, or 405.2%, from $10.2 million for 2010 to $51.6 million for 2011. During 2011, the Company’s borrowings, net of repayments and debt issuance costs, were $50.2 million greater than in 2010. Net cash provided by financing activities in 2011 included proceeds of $50.0 million for long-term debt issued by the Company in March 2011 (as more fully described below) and $65.8 million of net proceeds drawn under its line of credit. The Company made debt payments of $38.1 million during 2011 based on the terms of certain note obligations. In addition, the Company used $6.0 million more in 2011 than 2010 for the repurchase of shares of Company common stock through open market transactions, pursuant to a 2011 authorization by the Board of Directors of the Company, and through the repurchase of shares of common stock for tax payments related to stock based compensation.

On March 30, 2011, the Company entered into a new credit agreement for up to $330.0 million of credit with a group of commercial banks (the “Original Credit Agreement”). On November 29, 2011, the Company amended the Original Credit Agreement to increase the amount available by $100.0 million to $430.0 million (the “Credit Agreement”). The Credit Agreement consists of a $380.0 million line of credit, which includes the ability to borrow up to $50.0 million in specified foreign currencies or U.S. dollars (the “Domestic and Multi-currency Line”) and a $50.0 million term loan facility (the “2015 Variable Rate Notes”). The Domestic and Multi-currency Line amount will decrease by $100.0 million to $280.0 million on the earlier of May 29, 2013 or the second business day following the closing of an initial public offering of common stock of Enova that results in Enova no longer being considered a majority-owned subsidiary of the Company. The Domestic and Multi-currency Line matures on March 31, 2015. Beginning March 31, 2012, the 2015 Variable Rate Notes became payable in equal quarterly principal installments of $2.1 million with any outstanding principal remaining due at maturity on March 31, 2015.

In conjunction with the entry into the Original Credit Agreement, the Company repaid all outstanding revolving credit loans under its $300.0 million domestic line of credit due 2012 (the “USD Line of Credit”) and its variable rate senior unsecured note due 2012 with proceeds of the Original Credit Agreement.

On March 30, 2011, in conjunction with the establishment of the Original Credit Agreement, the Company entered into a separate credit agreement for the issuance of up to $20.0 million in letters of credit (the “Letter of Credit Facility”). The Company had outstanding letters of credit of $17.7 million at December 31, 2012. Previously, these letters of credit were provided under the USD Line of Credit by reducing the amount available to the Company.

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

Each of the Company’s credit agreements and senior unsecured notes require the Company to maintain certain financial ratios. As of December 31, 2012, the Company was in compliance with all covenants and other requirements set forth in its debt agreements. Management believes that the $79.0 million of borrowings available under its Domestic and Multi-currency Line at December 31, 2012, cash generated from operations and current working capital of $710.6 million are sufficient to meet the Company’s anticipated capital requirements for its businesses.

Contractual Obligations and Commitments

The following table summarizes the Company’s contractual obligations at December 31, 2012, and the effect such obligations are expected to have on its liquidity and cash flow in future periods (dollars in thousands):

	2013	2014	2015	2016	2017	Thereafter	Total
Bank line of credit(a)	$21,011	$-	$280,000	$-	$-	$-	$301,011
Other long-term debt (b)	22,606	22,606	48,674	24,387	17,387	141,659	277,319
Interest on other long-term debt (c)	13,795	9,913	5,897	4,403	2,861	8,611	45,480
Non-cancelable leases(d)	52,531	43,774	33,584	26,332	16,913	34,288	207,422
Total	$109,943	$76,293	$368,155	$55,122	$37,161	$184,558	$831,232

(a)	The amount shown in 2013 matures on the earlier of May 29, 2013 or the second business day following the closing of an initial public offering of common stock of Enova.
(b)

The 2009 Convertible Notes are net of a discount of $4.8 million. The 2009 Convertible Notes have a stated maturity date of May 15, 2029; however, the Company expects to repay the $115.0 million balance owed in cash during 2014. If the balance is paid in 2014 as expected, the 2014 total contractual obligations of the Company would be $191,293, and the total contractual obligations for “Thereafter” would be $69,558. See “Item 8. Financial Statements and Supplementary Data—Note 13.”

(c)

Represents cash payments for interest and excludes interest obligations on all of the Company’s variable-rate debt. See “Item 8. Financial Statements and Supplementary Data—Note 13” for further discussion of the Company’s long-term debt.

(d)	Represents obligations due under long-term operating leases. See “Item 8. Financial Statements and Supplementary Data—Note 15” for further discussion of the Company’s operating lease obligations.

Share Repurchases

During 2012, the Company repurchased shares of its common stock pursuant to a share repurchase authorization that was approved by the Board of Directors of the Company on January 26, 2011 for the repurchase of up to 2.5 million shares of common stock of the Company to return equity capital in excess of its business needs to shareholders. These share repurchases both offset the issuance of new shares as part of employee compensation plans and reduce shares outstanding. During the year ended December 31, 2012, the Company purchased 576,064 shares of its common stock on the open market at an average price of $39.07.

At December 31, 2012, there were 1,488,936 shares remaining under the 2011 authorization to repurchase shares. Generally, the Company retains the shares upon repurchase in treasury, which are not considered outstanding for earnings per common share computation purposes. For additional information regarding the Company’s share repurchases during the year ended December 31, 2012, see “Item 5(c) — Issuer Purchases of Equity Securities” in Part II.

On January 24, 2013, the Board of Directors of the Company authorized a new share repurchase program for the repurchase of up to 2.5 million shares of the Company’s common stock and cancelled the previous share repurchase authorization from January 2011. Management anticipates that it will continue to periodically purchase shares under this authorization based on its assessment of market characteristics, the liquidity position of the Company and alternative prospects for the investment of capital to expand the business and pursue strategic objectives.

Off-Balance Sheet Arrangements

In certain markets, the Company arranges for consumers to obtain consumer loan products from one of several independent third-party lenders through its CSO programs. For consumer loan products originated by third-party lenders under the CSO programs, each lender is responsible for providing the criteria by which the consumer’s application is underwritten and, if approved, determining the amount of the consumer loan. The Company in turn is responsible for assessing whether or not the Company will guarantee such loans. When a consumer executes an agreement with the Company under the CSO programs, the Company agrees, for a fee payable to the Company by the consumer, to provide certain services to the consumer, one of which is to guarantee the consumer’s obligation to repay the loan received by the consumer from the third-party lender if the consumer fails to do so. The guarantee represents an obligation to purchase specific loans that go into default. Short-term loans that are guaranteed generally have terms of less than 90 days. Secured auto equity loans that are guaranteed generally have terms up to 42 months. As of December 31, 2012 and 2011, the outstanding amount of active consumer loans originated by third-party lenders under the CSO programs was $64.7 million and $59.4 million, respectively, which were guaranteed by the Company. The estimated fair value of the liability for estimated losses on consumer loans guaranteed by the Company of $3.5 million and $3.1 million as of December 31, 2012 and 2011, respectively.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risks relating to the Company’s operations result primarily from changes in interest rates, gold prices and foreign currency exchange rates. The Company does not engage in speculative or leveraged transactions, nor does it hold or issue financial instruments for trading purposes.

Interest Rate Risk

Management’s objective is to minimize the cost of borrowing over the long term through an appropriate mix of fixed and floating rate debt. Derivative financial instruments, such as interest rate cap agreements, have historically been used for the purpose of managing fluctuating interest rate exposures that exist from floating rate debt obligations that are expected to remain outstanding. As of December 31, 2012, the Company did not have any outstanding interest rate cap agreements. As of December 31, 2011, the Company had one outstanding interest rate cap agreement with a notional amount of $15.0 million. This interest rate cap was perfectly effective at December 31, 2011. The Company had variable rate borrowings outstanding of $342.7 million and $330.8 million at December 31, 2012 and 2011, respectively. If prevailing interest rates were to increase 100 basis points over the rates at December 31, 2012, and the variable rate borrowings outstanding remained constant, the Company’s interest expense would increase by $3.0 million, and net income attributable to the Company would decrease by $1.9 million for the year ended December 31, 2012. See “Item 8. Financial Statements and Supplementary Data—Note 13.”

Gold Price Risk

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

Foreign Currency Exchange Risk

The Company periodically uses forward currency exchange contracts to minimize risk of foreign currency exchange rate fluctuations in the United Kingdom and Australia. The Company’s forward currency exchange contracts are non-designated derivatives. Any gain or loss resulting from these forward contracts is recorded as income or loss and is included in “Foreign currency transaction gain (loss)” in the Company’s consolidated statement of income. The following tables set forth, by each foreign currency hedged, the notional amounts of forward currency exchange contracts as of December 31, 2012 and 2011, the total gains or losses recorded in 2012 and 2011, and sensitivity analysis of hypothetical 10% declines in the exchange rates of the currencies (U.S. dollars in thousands).

	Notional amount of outstanding contracts as of December 31, 2012	Gain/(loss) recorded in 2012(a)	Sensitivity Analysis (b)
British pound	$92,571	$(4,561)	$6,043
Australian dollar	1,242	(233)	81
Total	$93,813	$(4,794)	$6,124

	Notional amount of outstanding contracts as of December 31, 2011	Gain/(loss) recorded in 2011(a)	Sensitivity Analysis (b)
British pound	$77,364	$2,035	$5,010
Mexican peso	-	1,303	-
Australian dollar	3,011	(179)	198
Total	$80,375	$3,159	$5,208

(a)	The gains (losses) on these derivatives substantially offset the (losses) gains on the hedged portion of foreign intercompany balances.
(b)	Represents the decrease to net income attributable to the Company due to a hypothetical 10% strengthening of the foreign currency against the U.S. dollar.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Cash America International, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, comprehensive income, equity, and cash flows present fairly, in all material respects, the financial position of Cash America International, Inc. and its subsidiaries (the “Company”) at December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the Report of Management on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

February 28, 2013

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share data)

	December 31,
	2012	2011
Assets
Current assets:
Cash and cash equivalents	$63,134	$62,542
Pawn loans	244,640	253,519
Consumer loans, net	289,418	222,778
Merchandise held for disposition, net	167,409	161,884
Pawn loan fees and service charges receivable	48,991	48,003
Prepaid expenses and other assets	35,605	31,301
Deferred tax assets	48,992	35,065
Total current assets	898,189	815,092
Property and equipment, net	261,771	246,429
Goodwill	608,216	562,721
Intangible assets, net	36,473	34,771
Other assets	13,609	15,236
Total assets	$1,818,258	$1,674,249

Liabilities and Equity
Current liabilities:
Accounts payable and accrued expenses	$126,664	$113,113
Customer deposits	11,420	9,935
Income taxes currently payable	5,922	12,880
Current portion of long-term debt	43,617	34,273
Total current liabilities	187,623	170,201
Deferred tax liabilities	101,711	89,712
Noncurrent income tax payable	2,703	2,315
Other liabilities	888	1,413
Long-term debt	534,713	503,018
Total liabilities	$827,638	$766,659

Equity:
Cash America International, Inc. equity:
Common stock, $0.10 par value per share, 80,000,000 shares authorized, 30,235,164 shares issued and outstanding	3,024	3,024
Additional paid-in capital	157,613	167,683
Retained earnings	879,434	776,060
Accumulated other comprehensive income (loss)	3,128	(6,896)
Treasury shares, at cost (1,351,712 shares and 1,011,356 shares at December 31, 2012 and 2011, respectively)	(51,304)	(37,419)
Total Cash America International, Inc. shareholders’ equity	991,895	902,452
Noncontrolling interest	(1,275)	5,138
Total equity	990,620	907,590
Total liabilities and equity	$1,818,258	$1,674,249

See notes to consolidated financial statements.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(dollars in thousands, except per share data)

	Year Ended December 31,
	2012	2011	2010
Revenue
Pawn loan fees and service charges	$300,929	$282,197	$243,713
Proceeds from disposition of merchandise	703,767	688,884	588,190
Consumer loan fees	781,520	598,646	490,952
Other	14,214	13,337	14,195
Total Revenue	1,800,430	1,583,064	1,337,050
Cost of Revenue
Disposed merchandise	478,179	447,617	382,467
Consumer loan loss provision	316,294	225,688	182,394
Total Cost of Revenue	794,473	673,305	564,861
Net Revenue	1,005,957	909,759	772,189
Expenses
Operations and administration	714,614	611,268	521,134
Depreciation and amortization	75,428	54,149	43,923
Total Expenses	790,042	665,417	565,057
Income from Operations	215,915	244,342	207,132
Interest expense	(29,131)	(25,528)	(22,345)
Interest income	144	81	325
Foreign currency transaction loss	(313)	(1,265)	(463)
Equity in loss of unconsolidated subsidiary	(295)	(104)	(136)
Income before Income Taxes	186,320	217,526	184,513
Provision for income taxes	84,656	82,360	69,269
Net Income	101,664	135,166	115,244
Net loss attributable to the noncontrolling interest	5,806	797	294
Net Income Attributable to Cash America International, Inc.	$107,470	$135,963	$115,538
Earnings Per Share:
Net Income attributable to Cash America International, Inc. common shareholders:
Basic	$3.64	$4.59	$3.90
Diluted	$3.42	$4.25	$3.67
Weighted average common shares outstanding:
Basic	29,514	29,602	29,640
Diluted	31,452	31,991	31,521
Dividends declared per common share	$0.14	$0.14	$0.14

See notes to consolidated financial statements.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(dollars in thousands)

	Year Ended December 31,
	2012	2011	2010
Net income	$101,664	$135,166	$115,244
Other comprehensive gain (loss), net of tax:
Unrealized derivatives gain (loss)(a)	12	98	(97)
Foreign currency translation gain (loss)(b)	9,064	(12,679)	5,372
Marketable securities unrealized gain (loss)(c)	1,060	496	(1,302)
Total other comprehensive gain (loss), net of tax	10,136	(12,085)	3,973
Comprehensive income	$111,800	$123,081	$119,217
Net loss attributable to the noncontrolling interest	5,806	797	294
Foreign currency translation (gain) loss attributable to the noncontrolling interest	(112)	392	(357)
Comprehensive loss (income) attributable to the noncontrolling interest	5,694	1,189	(63)
Comprehensive income attributable to Cash America International, Inc.	$117,494	$124,270	$119,154

(a)	Net of tax benefit (provision) of $(6), $(53) and $52 for the years ended December 31, 2012, 2011 and 2010.
(b)	Net of tax benefit (provision) of $(1,426), $626 and $219 for the years ended December 31, 2012, 2011 and 2010.
(c)	Net of tax benefit (provision) of $(570), $(266) and $700 for the years ended December 31, 2012, 2011 and 2010.

See notes to consolidated financial statements.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

(dollars in thousands, except per share data)

	Common Stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Treasury shares, at cost		Total share- holders’ equity	Non- controlling interest	Total Equity
	Shares	Amount				Shares	Amount
Balance at January 1, 2010	30,235,164	$3,024	$166,761	$532,805	$1,181	(933,082)	$(26,836)	$676,935	$6,264	$683,199
Reissuance of treasury shares			(699)			366,097	11,553	10,854		10,854
Shares issued under stock-based plans			(6,469)			289,921	8,482	2,013		2,013
Stock-based compensation expense			3,815					3,815		3,815
Income tax benefit from stock-based compensation			2,250					2,250		2,250
Net income attributable to Cash America International, Inc.				115,538				115,538		115,538
Dividends paid				(4,135)				(4,135)		(4,135)
Unrealized derivatives loss, net of tax					(97)			(97)		(97)
Foreign currency translation gain, net of tax					5,015			5,015	357	5,372
Marketable securities unrealized loss, net of tax					(1,302)			(1,302)		(1,302)
Purchases of treasury shares						(408,251)	(14,482)	(14,482)		(14,482)
Loss attributable to noncontrolling interests								-	(294)	(294)
Balance at December 31, 2010	30,235,164	3,024	165,658	644,208	4,797	(685,315)	(21,283)	796,404	6,327	802,731
Shares issued under stock-based plans			(3,949)			131,382	4,352	403		403
Stock-based compensation expense			4,934					4,934		4,934
Income tax benefit from stock based compensation			1,040					1,040		1,040
Net income attributable to Cash America International, Inc.				135,963				135,963		135,963
Dividends paid				(4,111)				(4,111)		(4,111)
Unrealized derivatives gain, net of tax					98			98		98
Foreign currency translation loss, net of tax					(12,287)			(12,287)	(392)	(12,679)
Marketable securities unrealized gain, net of tax					496			496		496
Purchases of treasury shares						(457,423)	(20,488)	(20,488)		(20,488)
Loss attributable to noncontrolling interests								-	(797)	(797)
Balance at December 31, 2011	30,235,164	3,024	167,683	776,060	(6,896)	(1,011,356)	(37,419)	902,452	5,138	907,590
Shares issued under stock-based plans			(9,847)			307,070	11,631	1,784		1,784
Stock-based compensation expense			4,804					4,804		4,804
Income tax benefit from stock-based compensation			2,638					2,638		2,638
Net income attributable to Cash America International, Inc.				107,470				107,470		107,470
Dividends paid				(4,096)				(4,096)		(4,096)
Unrealized derivatives gain, net of tax					12			12		12
Foreign currency translation gain, net of tax					8,952			8,952	112	9,064
Marketable securities unrealized gain, net of tax					1,060			1,060		1,060
Purchases of treasury shares						(647,426)	(25,516)	(25,516)		(25,516)
Loss attributable to noncontrolling interests								-	(5,806)	(5,806)
Purchase of noncontrolling interest			(7,665)					(7,665)	(719)	(8,384)
Balance at December 31, 2012	30,235,164	$3,024	$157,613	$879,434	$3,128	(1,351,712)	$(51,304)	$991,895	$(1,275)	$990,620

See notes to consolidated financial statements.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	Year Ended December 31,
	2012		2011		2010
Cash Flows from Operating Activities
Net Income	$101,664	$	135,166	$	115,244
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expenses	75,428		54,149		43,923
Amortization of debt discount and issuance costs	3,811		3,566		3,340
Consumer loan loss provision	316,294		225,688		182,394
Stock-based compensation	4,804		4,934		3,815
Deferred income taxes, net	(3,521)		25,563		8,842
Excess income tax benefit from stock-based compensation	(2,638)		(1,040)		(2,250)
Other	8,601		2,884		718
Changes in operating assets and liabilities, net of assets acquired:
Merchandise other than forfeited	10,229		(7,150)		(1,869)
Pawn loan fees and service charges receivable	1,312		(5,707)		(2,120)
Finance and service charges on consumer loans	(8,218)		(9,426)		(3,590)
Prepaid expenses and other assets	(284)		2,337		4,146
Accounts payable and accrued expenses	14,038		9,916		11,569
Current income taxes	(3,886)		12,310		(5,415)
Other operating assets and liabilities	647		814		413
Net cash provided by operating activities	518,281		454,004		359,160
Cash Flows from Investing Activities
Pawn loans made	(760,925)		(779,668)		(644,683)
Pawn loans repaid	426,583		408,105		340,267
Principal recovered through dispositions of forfeited pawn loans	336,791		316,651		291,163
Consumer loans made or purchased	(1,912,962)		(1,621,836)		(1,591,467)
Consumer loans repaid	1,537,930		1,324,807		1,374,445
Acquisitions, net of cash acquired	(78,217)		(49,539)		(82,263)
Purchases of property and equipment	(79,399)		(75,049)		(59,697)
Proceeds from sale of assets	5,471		-		-
Investment in equity securities	(1,000)		(5,000)		(5,652)
Other investing activities	(926)		(515)		822
Net cash used in investing activities	(526,654)		(482,044)		(377,065)
Cash Flows from Financing Activities
Net borrowings under bank lines of credit	20,172		65,814		25,362
Issuance of long-term debt	52,000		50,000		25,000
Net proceeds from re-issuance of treasury shares	1,784		403		2,013
Loan costs paid	(440)		(2,902)		(293)
Payments on notes payable	(34,272)		(38,113)		(25,493)
Excess income tax benefit from stock-based compensation	2,638		1,040		2,250
Treasury shares purchased	(25,133)		(20,488)		(14,482)
Dividends paid	(4,096)		(4,111)		(4,135)
Purchase of noncontrolling interest	(5,625)		-		-
Net cash provided by financing activities	7,028		51,643		10,222
Effect of exchange rates on cash	1,937		615		3
Net increase (decrease) in cash and cash equivalents	592		24,218		(7,680)
Cash and cash equivalents at beginning of year	62,542		38,324		46,004
Cash and cash equivalents at end of period	$63,134		62,542		38,324

See notes to consolidated financial statements.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Nature of the Company

Cash America International, Inc. and its subsidiaries (collectively, the “Company”) provides specialty financial services to individuals through retail services locations and e-commerce activities.

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

The Company originates, guarantees or purchases consumer loans (collectively referred to as “consumer loans” throughout this discussion). Consumer loans provide customers with cash, typically in exchange for an obligation to repay the amount advanced plus fees and any applicable interest. Consumer loans include short-term loans (commonly referred to as payday loans), line of credit accounts and installment loans.

Short-term loans include unsecured short-term loans written by the Company or by a third-party lender through the Company’s credit services organization programs (“CSO programs” as further described below) that the Company guarantees. Line of credit accounts include draws made through the Company’s line of credit product, and, in 2010, included micro line of credit (“MLOC”) receivables, which are participation interests in receivables acquired from a third-party lender in connection with MLOC services the Company offered. Installment loans are longer-term multi-payment loans that generally require the pay-down of portions of the outstanding principal balance in multiple installments and include unsecured loans and auto equity loans, which are secured by a customer’s vehicle, that are written by the Company or by a third-party lender through the Company’s CSO programs that the Company guarantees. The Company offers consumer loans over the Internet under the names “CashNetUSA” and “NetCredit” in the United States, under the names “QuickQuid” and “Pounds to Pocket” in the United Kingdom and under the name “DollarsDirect” in Australia and Canada. The Company also offers a line of credit product, which is similar to the MLOC product for which the Company previously provided services, under the name “Debit Plus” in Mexico.

Through the Company’s CSO programs the Company provides services related to a third-party lender’s consumer loan products in some markets by acting as a credit services organization or credit access business on behalf of consumers in accordance with applicable state laws. Services offered under the CSO programs include credit-related services such as arranging loans with independent third-party lenders and assisting in the preparation of loan applications and loan documents (“CSO loans”). Under the CSO programs, the Company guarantees consumer loan payment obligations to the third-party lender in the event that the customer defaults on the loan. CSO loans are not included in the Company’s financial statements, but the Company has established a liability for the estimated losses in support of the guarantee on these loans in its consolidated balance sheets.

In addition, the Company provides check cashing and other ancillary services through many of its retail services locations and through its franchised check cashing centers. The ancillary services provided mainly include money orders, wire transfers, prepaid debit cards, tax filing services and auto insurance. Most of these ancillary services are provided through third-party vendors.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.     Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include all of the accounts of the Company. All significant intercompany accounts and transactions have been eliminated in consolidation.

Prior to 2012, the Company had a contractual relationship with a third-party entity, Huminal, S.A. de C.V., a Mexican sociedad anónima de capital variable (“Huminal”), to compensate and maintain the labor force of its Mexico-based pawn operations that formerly operated under the name “Prenda Fácil” (“Prenda Fácil”). Prenda Fácil was owned by Creazione Estilo, S.A. de C.V., a Mexican sociedad anónima de capital variable (“Creazione”). On January 1, 2012, the labor force of the Mexico pawn operations was transferred from Huminal to a wholly-owned subsidiary of Creazione. However, Prenda Fácil qualifies as the primary beneficiary of Huminal in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810, Consolidation (“ASC 810”). Therefore, the results and balances of Huminal are consolidated and allocated to net income attributable to noncontrolling interests. In January 2013, the Company’s remaining Mexico-based pawn operations were sold by Creazione to another wholly-owned subsidiary, CA Empeños Mexico, S. de R.L. de C.V., and began operating exclusively under the name “Cash America case de empeño.” In connection with the reorganization of the Company’s Mexico-based pawn lending operations during 2012 (the “Mexico Reorganization”), the Company intends to liquidate the remaining assets of Creazione, which are insignificant, in 2013. See Note 4 for additional discussion.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In the first quarter of 2012, the Company changed its accounting policy with respect to its foreign pawn operations to reflect pledged collateral underlying delinquent pawn loans as “Merchandise held for disposition, net,” the proceeds received from the disposition of this collateral as “Proceeds from disposition of merchandise” and the cost basis for this collateral as “Cost of disposed merchandise” in its consolidated financial statements. The Company believes this change, from one generally accepted accounting principle to another generally accepted accounting principle, is preferable because it enhances comparability of its financial statements by reporting financial results associated with its foreign pawn operations in the same manner as the financial results associated with its domestic pawn operations. The Company did not change its accounting policy with respect to its domestic pawn operations, and the change in the Company’s accounting policy with respect to its foreign pawn operations had no impact on the Company’s consolidated Net Revenue or Net Income previously reported. The change has been applied retrospectively. The following tables summarize the impact of the accounting change in the Company’s consolidated financial statements as of December 31, 2011 and for the years ended December 31, 2011 and 2010, respectively (dollars in thousands):

	Year Ended December 31, 2011		Year Ended December 31, 2010
	As previously reported	As Adjusted	As previously reported	As Adjusted
Consolidated Statements of Income
Pawn loan fees and service charges	$291,891	$282,197	$253,314	$243,713
Proceeds from disposition of merchandise	636,728	688,884	534,878	588,190
Total revenue	1,540,602	1,583,064	1,293,339	1,337,050
Disposed merchandise	405,155	447,617	338,756	382,467
Total cost of revenue	630,843	673,305	521,150	564,861
Net revenue	909,759	909,759	772,189	772,189

Consolidated Statement of Cash Flows
Merchandise other than forfeited	$(7,238)	$(7,150)	$(6,914)	$(1,869)
Prepaid expenses and other assets	(2,723)	2,337	1,337	4,146
Net cash provided by operating activities	448,856	454,004	351,306	359,160
Pawn loans repaid	453,350	408,105	391,440	340,267
Principal recovered through dispositions of forfeited pawn loans	275,547	316,651	248,850	291,163
Net cash used in investing activities	(477,903)	(482,044)	(368,205)	(377,065)

Consolidated Statement of Cash Flows–Supplemental Disclosures
Pawn loans forfeited and transferred to merchandise held for disposition	$299,693	$334,869	$245,872	$297,045

	As of December 31, 2011
	As previously reported	As Adjusted
Consolidated Balance Sheet
Merchandise held for disposition, net	$151,274	$161,884
Prepaid expenses and other assets	41,911	31,301

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

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Pawn Loans, Pawn Loan Fees and Service Charges

Revenue Recognition

Pawn loan fees and service charges revenue are accrued ratably over the term of the loan for the portion of those pawn loans deemed collectible.

Pawn Loans and Pawn Loan Fees and Service Charges Receivable

Pawn loans are short-term loans made on the pledge of tangible personal property. The maximum pawn loan amount is generally assessed as a percentage of the personal property’s estimated disposition value. The typical loan term is generally 30 to 90 days and, in many cases, an additional grace period (typically 10 to 60 days) may be available to the borrower. A pawn loan is considered delinquent if the customer does not repay or, where allowed by law, renew or extend the loan on or prior to its contractual maturity date plus any applicable grace period. Pawn loan fees and service charges do not accrue on delinquent pawn loans. When a pawn loan is considered delinquent, any accrued pawn loan fees and service charges are reversed and no additional pawn loan fees and service charges are accrued. Pawn loans written during each calendar month are aggregated and tracked for performance. This empirical data allows the Company to analyze the characteristics of its outstanding pawn loan portfolio and assess the collectability of the principal balance in addition to pawn loan fees and service charges.

Consumer Loans and Allowance and Liability for Estimated Losses on Consumer Loans

Revenue Recognition

The Company recognizes consumer loan fees for each of the loan products it offers. “Consumer loan fees” in the consolidated statements of income include: interest income, finance charges, CSO fees, service charges, draw fees, minimum fees, late fees, nonsufficient funds fees and any other fees or charges permitted by applicable laws and pursuant to the agreement with the borrower. For short-term loans that the Company writes, revenue is recognized on an effective yield basis over the term of the loan, and fees are recognized when assessed to the customer. CSO fees, which are fees for services provided through the CSO programs, are recognized on an effective yield basis over the term of the loan. For line of credit accounts, interest is recognized on an effective yield basis over the term of the loan, and fees are recognized when assessed to the customer. For installment loans, revenue is recognized on an effective yield basis over the term of the loan and fees are recognized when assessed to the customer. Unpaid and accrued interest and fees are included in “Consumer loans, net” in the consolidated balance sheets.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Current and Delinquent Consumer Loans

The Company classifies its consumer loans as either current or delinquent. Short-term loans are considered delinquent when payment of an amount due is not made as of the due date. If a line of credit account or installment loan customer misses one payment, that payment is considered delinquent. If a line of credit account or installment loan customer does not make two consecutive payments, the entire account or loan is classified as delinquent. The Company allows for normal payment processing time before considering a loan delinquent but does not provide for any additional grace period.

Where permitted by law, a customer may choose to renew a short-term loan contract or extend the due date on a short-term loan before it is considered delinquent by agreeing to pay the current finance charge for the right to make a later payment of the outstanding principal balance plus an additional finance charge. In addition, in some instances, customers agree to repay a new short-term loan in two or three payments, and in these cases the Company considers the obligation to make the first payment a new loan and the obligation to make the second and third payments renewals or extensions of that loan because the customer pays the finance charge due at the time of each payment, similar to a loan that has been renewed or extended. All references to renewals include both renewals and extensions made by customers to their existing short-term loans. If a short-term loan is renewed, but the customer fails to pay that loan’s current finance charge as of the due date, the unpaid finance charge is classified as delinquent.

The Company generally does not accrue interest on delinquent consumer loans and does not resume accrual of interest unless a loan is returned to current status. Delinquent consumer loans may not be renewed, and if, during its attempt to collect on a delinquent consumer loan, the Company allows additional time for payment through a payment plan or a promise to pay, it is still considered delinquent. All payments received are first applied against accrued but unpaid interest and fees and then against the principal balance of the loan.

Allowance and Liability for Estimated Losses on Consumer Loans

The Company monitors the performance of its consumer loan portfolio and maintains either an allowance or liability for estimated losses on consumer loans (including fees and interest) at a level estimated to be adequate to absorb credit losses inherent in the portfolio. The allowance for losses on the Company’s owned consumer loans reduces the outstanding loan balance in the consolidated balance sheets. The liability for estimated losses related to loans guaranteed under the CSO programs, which approximates the fair value of the liability, is included in “Accounts payable and accrued expenses” in the consolidated balance sheets.

In determining the allowance or liability for estimated losses on consumer loans, the Company applies a documented systematic methodology. In calculating the allowance or liability for loan losses, outstanding loans are divided into discrete groups of short-term loans, line of credit accounts and installment loans and are analyzed as current or delinquent. Increases in either the allowance or the liability, net of charge-offs and recoveries, are recorded as a “Consumer loan loss provision” in the consolidated statements of income. The allowance or liability for short-term loans classified as current is based on historical loss rates adjusted for recent default trends for current loans. During the fourth quarter of 2012, in order to better reflect portfolio trends, management revised the estimation process for evaluating the adequacy of the allowance and liability for estimated losses on consumer loans. This change is described below and did not have a material impact on the financial statements.

For delinquent short-term loans, the allowance or liability is based on a six-month rolling average of loss rates by stage of collection. For line of credit and installment loan portfolios, the Company generally uses a migration analysis to estimate losses inherent in the portfolio. The allowance or liability calculation under the migration analysis is based on historical charge-off experience and the loss emergence period, which represents the average amount of time between the first occurrence of a loss event to the charge-off of a loan. The factors the Company considers to assess the adequacy of the allowance or liability include past due performance, historical behavior of monthly vintages, underwriting changes and recent trends in delinquency in the migration analysis.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company fully reserves and generally charges off consumer loans once the loan or a portion of the loan has been classified as delinquent for 60 consecutive days. If a loan is deemed uncollectible before it is fully reserved, it is charged off at that point. Consumer loans classified as delinquent generally have an age of one to 59 days from the date any portion of the loan became delinquent, as defined above. Recoveries on loans previously charged to the allowance are credited to the allowance when collected.

Merchandise Held for Disposition, Proceeds from Disposition of Merchandise and Cost of Disposed Merchandise

Proceeds From and Cost of Disposed Merchandise

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

Merchandise Held for Disposition

Merchandise held for disposition consists primarily of forfeited collateral from pawn loans not repaid and merchandise that is purchased directly from customers or from third parties. The carrying value of the forfeited collateral and other merchandise held for disposition is stated at the lower of cost (which is the cost basis in the loan or the amount paid for purchased merchandise) or fair value. With respect to the Company’s foreign pawn operations, collateral underlying unredeemed pawn loans is not owned by the Company; however, the Company assumes the risk of loss on such collateral and is solely responsible for its care and disposition. Accordingly, the Company classifies these domestic and foreign assets as “Merchandise held for disposition, net” in the consolidated balance sheets. The Company provides an allowance for returns and an allowance for valuation based on management’s evaluation of the current trends in performance, characteristics of the merchandise and historical shrinkage rates. Because the Company’s pawn loans are made without recourse to the borrower, the Company does not investigate or rely upon the borrower’s creditworthiness, but instead bases its lending decision on an evaluation of the pledged personal property. The amount financed is typically based on a percentage of the pledged personal property’s estimated disposition value. The Company uses numerous sources in determining an item’s estimated disposition value, including the Company’s automated product valuation system as well as catalogs, “blue books,” newspapers, internet research and previous disposition experience. The Company performs a physical count of its merchandise in each location on multiple occasions on a cyclical basis and reviews the composition of inventory by category and age in order to assess the adequacy of the allowance.

The allowance deducted from the carrying value of merchandise held for disposition amounted to $0.9 million and $0.7 million at December 31, 2012 and 2011, respectively. The Company offers customers a 30-day satisfaction guarantee, whereby the customer can return merchandise and receive a full refund, a replacement item of comparable value or store credit. Based on management’s analysis of historical refund trends, the Company provided a return allowance of $0.3 million as of December 31, 2012 and 2011.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Property and Equipment

Property and equipment is recorded at cost. The cost of property retired or sold and the related accumulated depreciation are removed from the accounts, and any resulting gain or loss is recognized in the consolidated statements of income. Costs associated with repair and maintenance activities are expensed as incurred. Depreciation expense is generally provided on a straight-line basis, using the following estimated useful lives:

Buildings and building improvements(a)	7 to 40 years
Leasehold improvements(b)	2 to 10 years
Furniture, fixtures and equipment	3 to 7 years
Computer hardware and software	1 to 10 years

(a)	Structural components are depreciated over 30 to 40 years, and the remaining building systems and features are depreciated over 7 to 20 years.
(b)	Leasehold improvements are depreciated over the terms of the lease agreements with a maximum life of 10 years.

Software Development Costs

The Company applies ASC 350-40, Internal Use Software (“ASC 350-40”), to its software purchase and development activities. Under ASC 350-40, eligible internal and external costs incurred for the development of computer applications, as well as for upgrades and enhancements that result in additional functionality of the applications, are capitalized. Internal and external training and maintenance costs are charged to expense as incurred or over the related service period. When a software application is placed in service, the Company begins amortizing the related capitalized software costs using the straight-line method based on its estimated useful life, which currently ranges from two to five years, except the Company’s proprietary point-of-sale system, which is being amortized over 10 years.

Goodwill and Other Indefinite Lived Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in each business combination. In accordance with ASC 350-20-35, Goodwill – Subsequent Measurement, the Company tests goodwill and intangible assets with an indefinite life for potential impairment annually as of June 30 and between annual tests if an event occurs or circumstances change that would more-likely-than-not reduce the fair value of a reporting unit below its carrying amount.

The Company uses the income approach to complete its annual goodwill assessment. The income approach uses future cash flows and estimated terminal values for each of the Company’s reporting units that are discounted using a market participant perspective to determine the fair value of each reporting unit, which is then compared to the carrying value of that reporting unit to determine if there is impairment. The income approach includes assumptions about revenue growth rates, operating margins and terminal growth rates discounted by an estimated weighted-average cost of capital derived from other publicly-traded companies that are similar but not identical from an operational and economic standpoint. The Company completed its annual assessment of goodwill as of June 30, 2012 and determined that the fair value is significantly in excess of carrying value, and, as a result, no impairment existed at that date. See “Impairment Testing Related to the Mexico Reorganization” in Note 4 for a discussion of the goodwill assessment completed in September 2012 as a result of the Mexico Reorganization.

All of the amounts of goodwill recorded in connection with the Company’s acquisitions, except for the acquisition of Prenda Fácil, are expected to be deductible for tax purposes.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Long-Lived Assets Other Than Goodwill and Other Intangible Assets

An evaluation of the recoverability of property and equipment and intangible assets subject to amortization is performed whenever the facts and circumstances indicate that the carrying value may be impaired. An impairment loss is recognized if the future undiscounted cash flows associated with the asset and the estimated fair value of the asset are less than the asset’s corresponding carrying value. The amount of the impairment loss, if any, is the excess of the asset’s carrying value over its estimated fair value. See “Impairment Testing Related to the Mexico Reorganization” in Note 4 for a discussion of the goodwill assessment completed in September 2012 as a result of the Mexico Reorganization.

The Company amortizes intangible assets subject to amortization on the basis of their expected periods of benefit, generally three to ten years. The costs of start-up activities and organization costs are charged to expense as incurred.

Hedging and Derivatives Activity

As a policy, the Company does not hold, issue or trade derivative instruments for speculative purposes. The Company does periodically use derivative financial instruments, such as interest rate cap agreements and foreign currency forward contracts for hedging purposes. Prior to 2012, the Company used interest rate cap agreements for the purpose of managing interest rate exposures that exist from ongoing business operations. During the year ended December 31, 2009, the Company entered into an interest rate cap agreement that was determined to be a perfectly effective cash flow hedge, pursuant to ASC 815-20-25, Derivatives and Hedging—Recognition (“ASC 815-20-25”), at inception and on an ongoing basis. The fair value of this interest rate cap agreement was recognized in “Other assets” in the accompanying consolidated balance sheets and changes in fair value were recognized in “Accumulated other comprehensive income (loss)” in the accompanying consolidated statements of equity. This interest rate cap agreement terminated in March 2012. The Company uses foreign currency forward contracts to minimize the effects of foreign currency risk in the United Kingdom, Australia and, prior to 2012, in Mexico. See Note 18. The Company may periodically enter into forward sale contracts with a major gold bullion bank to sell refined gold that is acquired in the normal course of business from the Company’s liquidation of forfeited gold merchandise. These contracts are not accounted for as derivatives because they meet the criteria for the normal purchases and normal sales scope exception in ASC 815-20-25.

Equity Securities

The Company accounts for its marketable and non-marketable equity securities in accordance with ASC 323-10, Investments—Equity Method and Joint Ventures and ASC 325-20, Investments—Other—Cost Method Investments, respectively. The Company’s marketable securities, except for marketable securities related to the Company’s Nonqualified Savings Plan, which are described below, are classified as available-for-sale and unrecognized gains and losses, net of tax, are recorded in “Accumulated other comprehensive income (loss)” in the consolidated statements of equity. The Company’s non-marketable equity securities are recorded on a cost basis. The Company evaluates marketable and non-marketable equity securities for impairment on a quarterly basis. If an impairment of an equity security is determined to be other than temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period the other-than-temporary-impairment is identified. Marketable and non-marketable equity securities are held in “Other assets” in the consolidated balance sheets.

The Company also holds marketable securities related to its Nonqualified Savings Plan. See Note 16 for a description of the Nonqualified Savings Plan. The securities are classified as trading securities and the unrealized gains and losses on these securities are netted with the costs of the plans in “Operations and administration expenses” on the consolidated statements of income. These marketable securities are recorded at fair value and have an offsetting liability of equal amount. The Nonqualified Savings Plan assets are held in “Other Assets” and the offsetting liability is held in “Accounts payable and accrued expenses” in the Company’s consolidated balance sheets.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Investments in Unconsolidated Subsidiaries

The Company records investments in unconsolidated subsidiaries initially at cost and subsequently adjusts them for equity in earnings and cash contributions and distributions. Earnings on unconsolidated investments are recorded under the equity method of accounting in “Equity in loss (income) of unconsolidated subsidiary” in the consolidated statements of income. Investments in unconsolidated subsidiaries are held in “Other assets” in the consolidated balance sheets.

Operations and Administration Expenses

Operations expenses include expenses incurred for occupancy, marketing and other charges that are directly related to the retail services and e-commerce segments. Operations expenses are incurred within the retail services locations and the Company’s call centers for customer service and collections. In addition, costs related to management supervision, oversight of locations and other costs for the oversight of the Company’s retail services locations are included in operations expenses. Administration expenses include expenses related to corporate service functions, such as legal, occupancy, executive oversight, insurance and risk management, public and government relations, internal audit, treasury, payroll, compliance and licensing, finance, accounting, tax and information systems.

Marketing Expenses

Marketing expenses consist of online marketing costs, such as sponsored search and advertising on social networking sites, and other marketing costs such as television, radio and print advertising. In addition, marketing expense includes lead purchase costs paid to marketers in exchange for providing leads to potential customers interested in using the Company’s services. Online marketing and lead purchase costs are expensed as incurred. The production costs associated with other marketing are expensed as incurred. Other marketing costs are expensed over the media campaign period. The Company also has an agreement with an independent third party pursuant to which it pays a portion of the net revenue received from the customers referred to the Company by such third party. These expenses are included in “Operations and administration expenses” in the consolidated statements of income.

Stock-Based Compensation

The Company accounts for its stock-based employee compensation plans in accordance with ASC 718-10-30, Compensation—Stock Compensation (“ASC 718-10-30”). In accordance with ASC 718-10-30, the Company recognizes compensation expense over the remaining vesting periods for stock-based awards. For performance-based stock awards, compensation expense is originally based on the number of shares that would vest if the Company achieved the level of performance that management estimates is the most probable outcome at the grant date. Throughout the requisite service period, management monitors the probability of achievement of the performance condition and adjusts stock-based compensation expense if necessary.

Income Taxes

The provision for income taxes is based on income before income taxes as reported for financial statement purposes. Deferred income taxes are provided for in accordance with the assets and liability method of accounting for income taxes in order to recognize the tax effects of temporary differences between financial statement and income tax accounting.

The Company performs an evaluation of the recoverability of its deferred tax assets on a quarterly basis. The Company establishes a valuation allowance if it is more likely than not (greater than 50 percent) that all or some portion of the deferred tax asset will not be realized. The Company analyzes several factors, including the nature and frequency of operating losses, the Company’s carry-forward period for any losses, the reversal of future taxable temporary differences, the expected occurrence of future income or loss and the feasibility of available tax planning strategies to protect against the loss of deferred tax assets.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company accounts for uncertainty in income taxes in accordance with ASC 740-10-25, Accounting for Uncertainty in Income Taxes (“ASC 740-10-25”). ASC 740-10-25 requires that a more-likely-than-not threshold be met before the benefit of a tax position may be recognized in the consolidated financial statements and prescribes how such benefit should be measured. It also provides guidance on recognition adjustment, classification, accrual of interest and penalties, accounting in interim periods, disclosure and transition. See Note 14.

It is the Company’s policy to classify interest and penalties on income tax liabilities as interest expense and operations and administration expense, respectively.

Net Income Per Share

Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding during the year. Diluted net income per share is calculated by giving effect to the potential dilution that could occur if securities or other contracts to issue common shares were exercised and converted into common shares during the year. Restricted stock units issued under the Company’s stock-based employee compensation plans are included in diluted shares upon the granting of the awards even though the vesting of shares will occur over time. Performance-based awards are included in diluted shares based on the level of performance that management estimates is the most probable outcome at the grant date. Throughout the requisite service period, management monitors the probability of achievement of the performance condition and, if material, adjusts the number of shares included in diluted shares accordingly.

The following table sets forth the reconciliation of numerators and denominators of basic and diluted earnings per share computations for the years ended December 31, 2012, 2011 and 2010 (dollars and shares in thousands, except per share amounts):

	For the year ended December 31,
	2012	2011	2010
Numerator:
Net income attributable to Cash America International, Inc.	$107,470	$135,963	$115,538
Denominator:
Total weighted average basic shares (a)	29,514	29,602	29,640
Shares applicable to stock-based compensation(b)	174	251	548
Convertible debt(c)	1,764	2,138	1,333
Total weighted average diluted shares (d)	31,452	31,991	31,521

Net income – basic	$3.64	$4.59	$3.90
Net income – diluted	$3.42	$4.25	$3.67

(a)

Includes vested restricted stock units of 287, 231 and 191, as well as shares in the Company’s nonqualified deferred compensation plan of 31, 32 and 33 for the years ended December 31, 2012, 2011 and 2010, respectively.

(b)

For the years ended December 31, 2012, 2011 and 2010, includes shares related to outstanding option awards that are exercisable and unvested or deferred restricted stock unit awards. Although there were no stock option awards outstanding as of December 31, 2012, the dilutive effect of stock-based compensation is based on weighted amount of outstanding awards during the year; therefore, a portion of the stock option awards outstanding during 2012 are included in this amount. For the year ended December 31, 2011, there is an immaterial amount of unvested or deferred restricted stock units that are excluded from shares applicable to stock-based compensation because its impact would be anti-dilutive.

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

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Recently Adopted Accounting Pronouncements

In September 2011, the FASB issued ASU No. 2011-08, Testing Goodwill for Impairment (“ASU 2011-08”). This update is intended to simplify goodwill impairment testing by adding an optional qualitative review step to assess whether the required quantitative impairment analysis that exists under generally accepted accounting principles in the United States (“GAAP”) is necessary. Under ASU 2011-08, a company will not be required to calculate the fair value of a reporting unit that contains recorded goodwill unless it concludes, based on the qualitative assessment, that it is more likely than not (a likelihood of more than 50 percent) that the fair value of that reporting unit is less than its book value. If such a decline in fair value is deemed more likely than not to have occurred, then the quantitative goodwill impairment test that exists under current GAAP must be completed. If not, goodwill is deemed not impaired and no further testing is required until the next annual test date, unless conditions or events before that date raise concerns of potential impairment. The amended goodwill impairment guidance does not affect the manner in which a company estimates fair value. The Company adopted ASU 2011-08 on January 1, 2012 and exercised its option to bypass the qualitative assessment and utilized only a quantitative assessment in its annual goodwill assessment, which was completed in June 2012, and its additional goodwill assessment completed in September 2012. See Notes 4 and 22. The adoption of ASU 2011-08 did not have a material effect on the Company’s financial position or results of operations.

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

Recently Issued Accounting Pronouncements

In July 2012, the FASB issued Accounting Standards Update (“ASU”) 2012-02, Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment (“ASU 2012-02”). ASU 2012-02 provides companies with the option to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not (a likelihood of more than 50 percent) that the indefinite-lived intangible asset is impaired. If a company concludes that it is more likely than not that the asset is impaired, it is required to determine the fair value of the intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying value in accordance with ASC 350, Intangibles—Goodwill and Other. If a company concludes otherwise, no further quantitative assessment is required. ASU 2012-02 is effective for annual and interim

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

impairment tests performed for fiscal years beginning after September 15, 2012, although early adoption is permitted. The Company intends to adopt ASU 2012-02 beginning with its annual indefinite-lived intangible asset impairment test during the second quarter of 2013. The Company does not expect the adoption to have a material effect on its financial position or results of operations.

In December 2011, the FASB issued ASU 2011-11, Disclosures about Offsetting Assets and Liabilities (Topic 210) (“ASU 2011-11”). ASU 2011-11 requires a company to provide enhanced disclosures about financial instruments and derivative instruments that are either presented net in the statement of financial position or are subject to an enforceable master netting or similar arrangement. ASU 2011-11 is effective for annual and interim reporting periods beginning on or after January 1, 2013. The Company does not expect the adoption of ASU 2011-11 to have a material effect on its financial position or results of operations.

3.    Acquisitions

The Company’s acquisitions for the years ended December 31, 2012, 2011 and 2010 are described below. The Company has made all acquisitions pursuant to its business strategy of expanding storefront operations for its pawn business in the United States and Latin America and expanding its product offerings in its e-commerce segment. Goodwill arising from these acquisitions consists largely of the synergies and economies of scale expected from combining the operations of the Company and these acquisitions in the retail services and e-commerce segments.

Acquisition of Nine-Store Chain of Pawn Lending Locations in Arizona

On October 8, 2012, the Company’s wholly-owned subsidiary, Cash America, Inc. of Nevada, entered into an agreement to acquire substantially all of the assets of a nine-store chain of pawn lending locations in Arizona owned by Ca$h Corporation, Pawn Corp #1, Inc., Pawncorp #2, Inc. and Pawncorp #4, Inc. The aggregate cash consideration paid in 2012 for this transaction, which was funded with borrowings under the Company’s line of credit, was approximately $15.4 million. The closing for the transaction occurred on October 25, 2012. The Company incurred an immaterial amount of acquisition costs related to the acquisition. The activities and goodwill related to this acquisition are included in the results of the Company’s retail services segment, which is further described in Note 21.

The allocation of the purchase price for this acquisition is as follows (dollars in thousands):

Pawn loans	$3,887
Merchandise held for disposition	712
Pawn loan fees and service charges receivable	509
Property and equipment	200
Goodwill	7,662
Intangible assets	2,500
Other assets	103
Customer deposits	(14)
Net assets acquired	$15,559
Cash consideration payable as of acquisition date	(128)
Total cash paid for acquisition as of acquisition date	$15,431

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Acquisition of 25-Store Chain of Pawn Lending Locations in Kentucky, North Carolina and Tennessee

On September 27, 2012, the Company and three of its wholly-owned subsidiaries, Cash America, Inc. of Tennessee, Cash America, Inc. of North Carolina and Cash America, Inc. of Kentucky, entered into an agreement to acquire substantially all of the assets of a 25-store chain of pawn lending locations located in Kentucky, North Carolina, and Tennessee owned by Standon, Inc., Casa Credit, Inc., Classic Credit, Inc. and Falcon Credit, Inc. As of that date, the Company assumed the economic benefits of all of these pawnshops by operating them under management agreements that commenced on September 27, 2012, and the final agreement terminated on December 16, 2012. The aggregate cash consideration for the transaction, which was funded with borrowings under the Company’s line of credit, was approximately $55.1 million, of which $52.0 million was paid in September 2012. The remaining $3.1 million of consideration was paid during the fourth quarter of 2012. The Company incurred an immaterial amount of acquisition costs related to the acquisition. The activities and goodwill related to this acquisition are included in the results of the Company’s retail services segment.

The allocation of the purchase price for this acquisition is as follows (dollars in thousands):

Pawn loans	$7,057
Merchandise held for disposition	7,534
Pawn loan fees and service charges receivable	1,506
Property and equipment	631
Goodwill	31,521
Intangible assets	8,000
Customer deposits	(1,158)
Total consideration paid for acquisition	$55,091

Pawn Partners Acquisition

The Company’s wholly-owned subsidiary, Cash America, Inc. of Nevada, entered into an agreement to acquire substantially all of the assets of Pawn Partners, Inc., Pawn Partners—Tucson, Inc., Pawn Partners—Tucson II, Inc., Pawn Partners—Tucson 3, Inc., Pawn Partners—Tucson 4, Inc. and Pawn Partners—Yuma, Inc. (collectively, “Pawn Partners”) on November 22, 2011 (the “Pawn Partners acquisition “), the final closing for which was to occur following receipt of all applicable licensing and regulatory approvals; however, the Company assumed the economic benefits of these pawnshops by operating them under a management arrangement that commenced on November 30, 2011. Pawn Partners operated a seven-store chain of pawn lending locations as franchised Cash America locations under the name “SuperPawn.” The seven locations are located in Tucson, Flagstaff and Yuma, Arizona. The Company obtained all regulatory licenses in the first quarter of 2012 and terminated the management arrangement. Prior to the acquisition, these locations were operated as franchised Cash America locations under the name “SuperPawn.” The Company paid aggregate consideration of $53.6 million, of which $49.3 million was paid during 2011, with the remaining $4.3 million paid in 2012, which was related to the receipt of the regulatory licenses described above. The Company incurred acquisition costs of $0.1 million related to the acquisition. The activities and goodwill related to this acquisition are included in the results of the Company’s retail services segment.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The purchase price of the Pawn Partners acquisition was allocated as follows (dollars in thousands):

Pawn loans	$10,657
Merchandise held for disposition	5,485
Pawn loan fees and service charges receivable	1,424
Property and equipment	70
Goodwill	26,679
Intangible assets	9,570
Other liabilities	(99)
Customer deposits	(225)
Net assets acquired	$53,561
Cash consideration payable	(4,300)
Total cash paid for acquisition as of December 31, 2011	$49,261
Cash paid in 2012 upon receipt of regulatory licenses	4,300
Total consideration paid for acquisition	$53,561

Maxit

The Company’s wholly-owned subsidiary, Cash America, Inc. of Nevada, completed the purchase of substantially all of the assets (the “Maxit acquisition”) of Maxit Financial, LLC (“Maxit”) on October 4, 2010. Maxit owned and operated a 39-store chain of pawn lending locations in Washington and Arizona under the names “Maxit” and “Pawn X-Change.” Per the terms of the Asset Purchase Agreement, the acquisition consideration consisted of a cash payment of approximately $58.2 million, which was funded with borrowings under the Company’s line of credit, and 366,097 shares of the Company’s common stock, with a fair value of $10.9 million as of the closing date. In addition, the Company incurred acquisition costs of $1.5 million related to the acquisition, which were included in “Operations and administration expenses” in the consolidated statements of income. The activities and goodwill of Maxit are included in the results of the Company’s retail services segment.

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

Prenda Fácil

The Company, through its wholly-owned subsidiary, Cash America of Mexico, Inc., completed the acquisition of 80% of the outstanding stock of Creazione, which operated retail services locations in Mexico under the name “Prenda Fácil,” in December 2008. The Company paid an aggregate initial consideration of $90.5 million, net of cash acquired, of which $82.6 million was paid in cash, including acquisition costs of approximately $3.6 million. The remainder of the initial consideration was paid in the form of 391,236 shares of the Company’s common stock with a fair value of $7.9 million as of the closing date. The Company also agreed to pay a supplemental earn-out payment in

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

an amount based on a five times multiple of the consolidated earnings of Prenda Fácil’s business as specifically defined in the Stock Purchase Agreement (generally earnings before interest, income taxes, depreciation and amortization expenses denominated in its local currency) for the twelve-month period ending June 30, 2011, reduced by amounts previously paid. The calculation of the supplemental payment produced an amount that was zero; therefore, no supplemental payment was required or made pursuant to the terms of the Stock Purchase Agreement. The Company paid post-closing acquisition costs of $0.3 million, resulting in a total of $82.9 million paid in cash for the acquisition, net of cash acquired. The activities of Prenda Fácil (now known as Cash America casa de empeño) are included in the results of the Company’s retail services segment.

See Note 4 for further discussion of the Company’s Mexico-based pawn operations, including the Mexico Reorganization and the Company’s purchase of the remaining 20% of the outstanding stock of Creazione during 2012.

Debit Plus, LLC (formerly known as Primary Innovations, LLC)

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

The Company also agreed to pay up to eight supplemental earn-out payments during the four-year period after the closing, with measurement dates of December 31 and June 30 of each year. Supplemental payments of approximately $23.9 million were paid in cash in 2009 and 2010. The final measurement date was June 30, 2012, and the total consideration paid, including all supplemental payments, for Debit Plus was $24.9 million. All of the supplemental payments associated with the earn-out were accounted for as goodwill, which reflects the expected future benefits to be realized through expansion of the PBSI platform to expand the customer base and product offering.

The activities of Debit Plus are included in the results of the Company’s e-commerce segment, which is further described in Note 21.

Other

In addition to the acquisitions discussed above, the Company acquired three, one and five domestic retail services locations for $3.2 million, $0.3 million and $2.9 million during the years ended December 31, 2012, 2011 and 2010, respectively.

In addition to the acquisitions noted above, the Company’s e-commerce segment also acquired approximately $0.2 million of intangible assets during the year ended December 31, 2012.

4.    Reorganization of Mexico-based Pawn Operations and Purchase of Noncontrolling Interest

On September 24, 2012, the Company’s Board of Directors approved a plan to significantly modify the business plan and strategy of the Company’s Mexico-based pawn operations, which comprise the foreign component of its retail services segment. The Company reorganized these operations to include only full-service pawn locations that offer pawn loans based on the pledge of general merchandise and jewelry-based collateral and discontinued the operations of 148 of its Mexico-based pawn locations that primarily offered pawn loans based on the pledge of jewelry-based collateral. The Mexico Reorganization was substantially completed as of December 31, 2012. As of December 31, 2012, the Company was operating 47 full-service pawn locations in Mexico. The Mexico Reorganization reflects management’s decision to modify its strategy in Mexico to achieve profitability in its Mexico-based pawn operations and to evaluate the potential to expand its services to customers in Latin American markets.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In connection with the Mexico Reorganization, the Company incurred charges for employee termination costs, lease termination costs, asset impairments, loss on sale of assets, the recognition of a deferred tax asset valuation allowance, uncollectible receivables and other charges. The Company recognized $28.9 million of charges related to the Mexico Reorganization during the year ended December 31, 2012.

The following table summarizes the charges recognized for the year ended December 31, 2012 related to the Mexico Reorganization (dollars in thousands):

Type of expense	Description	Amount
Depreciation and amortization expenses	Impairment and losses on property and equipment	$7,478
Provision for income taxes	Deferred tax asset valuation allowance	7,161
Depreciation and amortization expenses	Impairment of intangible assets	5,086
Operations and administration expenses	Employee termination costs	2,424
Operations and administration expenses	Inventory shrinkage and loss on sale of assets	2,395
Operations and administration expenses	Lease termination costs	1,628
Operations and administration expenses	Impairment of other assets	1,211
Operations and administration expenses	Other restructuring charges	798
Revenue	Uncollectible receivables	692
Total charges related to the Mexico Reorganization		$28,873

The following table summarizes the balance of accrued reorganization charges related to the Mexico Reorganization and the changes in the accrued expenses as of and for the year ended December 31, 2012 (dollars in thousands):

	For the year ended December 31, 2012
	Charges	Cash Payments	Foreign currency changes	Non-cash charges	Accrued balance as of December 31, 2012
Employee termination costs	$2,424	$(2,427)	$3	$-	$-
Lease termination costs	1,628	(597)	7	(929)	109
Total	$4,052	$(3,024)	$10	$(929)	$109

The accrued reorganization charges are included in “Accounts payable and accrued liabilities” in the Company’s consolidated balance sheets and in “Operations and administration expenses” in the consolidated statements of income.

Prior to September 26, 2012, the Company owned 80% of the outstanding stock of Creazione, which owned the Company’s Mexico-based pawn operations. On September 26, 2012, the Company acquired all outstanding shares of Creazione that were held by minority shareholders (approximately 20% of the outstanding shares), and, as a result, Creazione became a wholly-owned subsidiary of the Company as of that date. The Company paid approximately $5.6 million in cash and released the minority shareholders from certain contingent obligations estimated at approximately $2.8 million. The Company accounted for this transaction as an acquisition of the remaining interest of a majority-owned subsidiary. The purchase resulted in a reduction to additional paid in capital of $7.7 million, representing the excess of the cash amount paid and the released contingent obligations (totaling $8.4 million) less the carrying amount of the noncontrolling interest of $0.7 million. In January 2013, the Company’s remaining Mexico-based pawn operations were sold by Creazione to another wholly-owned subsidiary, CA Empeños Mexico, S. de R.L. de C.V., and began operating exclusively under the name “Cash America casa de empeño.” In connection with the Mexico Reorganization, the Company intends to liquidate the remaining assets of Creazione, which are insignificant, in 2013. Following this transaction, the Company’s noncontrolling interest consists of Huminal. See Note 2.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Impairment Testing Related to the Mexico Reorganization

The Mexico Reorganization was considered a triggering event for purposes of impairment testing of the retail services segment. As a result, the Company tested goodwill, indefinite-lived intangible assets, other intangible assets and long-lived assets for impairment following the approval of the Mexico Reorganization as described below.

The Company tested goodwill for the retail services segment following the approval of the Mexico Reorganization and noted no impairment. The Company also tested indefinite-lived intangible assets and other intangible assets following the approval of the Mexico Reorganization. As a result, during the year ended December 31, 2012, the Company recognized impairment charges of $5.1 million related to indefinite-lived intangible assets and other intangible assets, which is included in “Depreciation and amortization expense” in the consolidated statements of income. The Company also tested property and equipment following the approval of the Mexico Reorganization. As a result, during the year ended December 31, 2012, the Company recognized impairment charges and losses on property and equipment related to its Mexico operations of $7.5 million (consisting of $6.0 million of impairment charges recognized in the third quarter of 2012 and $1.5 million of losses on disposition incurred in the fourth quarter of 2012), which is included in “Depreciation and amortization expenses” in the consolidated statements of income. The fair value measurements of intangible assets and property and equipment are considered Level 3 in the fair value hierarchy as they are based on management’s judgment about future cash flows.

5.    Credit Quality Information on Pawn Loans

The Company manages its pawn loan portfolio by monitoring the type and adequacy of collateral compared to historical gross profit margins. If a pawn loan defaults, the Company relies on the disposition of pawned property to recover the principal amount of an unpaid pawn loan, plus a yield on the investment, because the Company’s pawn loans are non-recourse against the customer. In addition, the customer’s creditworthiness does not affect the Company’s financial position or results of operations. Generally, forfeited merchandise has historically sold for an amount in excess of the cost of goods sold (which is the lower of cost, or the cost basis in the loan or amount paid for purchased merchandise, or fair value). Goods pledged to secure pawn loans are tangible personal property items such as jewelry, tools, televisions and other electronics, musical instruments and other miscellaneous items. A pawn loan is considered delinquent if the customer does not repay or, where allowed by law, renew or extend the loan on or prior to its contractual maturity date plus any applicable grace period. Pawn loan fees and service charges do not accrue on delinquent pawn loans. When a pawn loan is considered delinquent, any accrued pawn loan fees and service charges are reversed and no additional pawn loan fees and service charges are accrued. As of December 31, 2012 and 2011, the Company had current pawn loans outstanding of $235.3 million and $248.4 million, respectively, and delinquent pawn loans outstanding of $9.3 million and $5.1 million, respectively.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.    Consumer Loans, Credit Quality Information on Consumer Loans and Allowances and Liability for Estimated Losses on Consumer Loans

Consumer loan fee revenue generated from the Company’s consumer loans for the years ended December 31, 2012 and 2011 was as follows (dollars in thousands):

	Year Ended December 31,
	2012	2011	2010
Interest and fees on short-term loans	$569,765	$510,881	$445,220
Interest and fees on line of credit accounts	73,572	30,590	33,655	(a)
Interest and fees on installment loans	138,183	57,175	12,077
Total consumer loan revenue	$781,520	$598,646	$490,952

(a)

Includes MLOC receivables, which are participation interests in receivables acquired from a third-party lender in connection with the MLOC services the Company offered. The Company stopped providing MLOC services on behalf of a third-party lender in October 2010 when the lender discontinued offering MLOC advances.

The components of Company-owned consumer loan portfolio receivables at December 31, 2012 and 2011 was as follows (dollars in thousands):

	As of December 31, 2012
	Short-term Loans	Line of Credit Accounts	Installment Loans	Total
Current loans	$146,732	$36,603	$117,641	$300,976
Delinquent loans	52,565	6,097	15,483	74,145
Total consumer loans, gross	199,297	42,700	133,124	375,121
Less: Allowance for losses	(45,982)	(11,107)	(28,614)	(85,703)
Consumer loans, net	$153,315	$31,593	$104,510	$289,418

	As of December 31, 2011
	Short-term Loans	Line of Credit Accounts	Installment Loans	Total
Current loans	$137,672	$19,384	$59,146	$216,202
Delinquent loans	56,884	2,264	10,500	69,648
Total consumer loans, gross	194,556	21,648	69,646	285,850
Less: Allowance for losses	(46,406)	(3,723)	(12,943)	(63,072)
Consumer loans, net	$148,150	$17,925	$56,703	$222,778

The amount of loans on non-accrual status at December 31, 2012 and 2011 was $62.0 million and $58.3 million, respectively.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Changes in the allowance for losses for the Company-owned loans and the liability for estimated losses on the Company’s guarantees of third-party lender-owned loans for the years ended December 31, 2012, 2011 and 2010 were as follows (dollars in thousands):

	Year Ended December 31, 2012
	Short-term Loans	Line of Credit Accounts	Installment Loans	Total
Allowance for losses for Company-owned consumer loans:
Balance at beginning of period	$46,406	$3,723	$12,943	$63,072
Consumer loan loss provision	202,008	34,793	79,057	315,858
Charge-offs	(241,641)	(31,399)	(69,438)	(342,478)
Recoveries	39,209	3,990	6,052	49,251
Balance at end of period	$45,982	$11,107	$28,614	$85,703
Liability for third-party lender-owned consumer loans:
Balance at beginning of period	$2,617	$-	$445	$3,062
Increase in liability	317	-	119	436
Balance at end of period	$2,934	$-	$564	$3,498

	Year Ended December 31, 2011
	Short-term Loans	Line of Credit Accounts	Installment Loans	Total
Allowance for losses for Company-owned consumer loans:
Balance at beginning of period	$32,942	$3,023	$2,988	$38,953
Consumer loan loss provision	180,791	7,825	36,848	225,464
Charge-offs	(196,643)	(7,877)	(28,201)	(232,721)
Recoveries	29,316	752	1,308	31,376
Balance at end of period	$46,406	$3,723	$12,943	$63,072
Liability for third-party lender-owned consumer loans:
Balance at beginning of period	$2,610	$-	$228	$2,838
Increase in liability	7	-	217	224
Balance at end of period	$2,617	$-	$445	$3,062

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31, 2010
	Short-term Loans	Line of Credit Accounts(a)	Installment Loans	Total
Allowance for losses for Company-owned consumer loans:
Balance at beginning of period	$25,194	$1,636	$520	$27,350
Consumer loan loss provision	161,155	14,787	6,558	182,500
Charge-offs	(178,774)	(14,462)	(4,375)	(197,611)
Recoveries	25,367	1,062	285	26,714
Balance at end of period	$32,942	$3,023	$2,988	$38,953
Liability for third-party lender-owned consumer loans:
Balance at beginning of period	$2,944	$-	$-	$2,944
(Decrease) increase in liability	(334)	-	228	(106)
Balance at end of period	$2,610	$-	$228	$2,838

(a)	Includes MLOC receivables. The Company stopped providing MLOC services in the United States on behalf of a third-party lender in October 2010 when the lender discontinued offering MLOC advances.

In connection with its CSO programs, the Company guarantees consumer loan payment obligations to unrelated third-party lenders and is required to purchase defaulted loans. The guarantee represents an obligation to purchase specific loans that go into default. Short-term loans that are guaranteed generally have terms of less than 90 days. Secured auto equity loans that are guaranteed generally have terms up to 42 months. As of December 31, 2012 and 2011, the amount of consumer loans guaranteed by the Company was $64.7 million and $59.4 million, respectively, representing amounts due under consumer loans originated by third-party lenders under the CSO programs. The estimated fair value of the liability for estimated losses on consumer loans guaranteed by the Company of $3.5 million and $3.1 million as of December 31, 2012 and 2011, respectively, is included in “Accounts payable and accrued expenses” in the accompanying consolidated balance sheets.

7.    Merchandise Held for Disposition

Merchandise held for disposition and the related allowance as of December 31, 2012 and 2011, associated with the Company’s domestic and foreign retail services operations was as follows (dollars in thousands):

	As of December 31,
	2012			2011
	Total	Allowance	Net	Total	Allowance	Net
Domestic	$162,495	$(840)	$161,655	$151,974	$(700)	$151,274
Foreign	5,765	(11)	5,754	10,610	-	10,610
Total	$168,260	$(851)	$167,409	$162,584	$(700)	$161,884

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.    Prepaid Expenses and Other Assets

Prepaid expenses and other assets as of December 31, 2012 and 2011, were as follows (dollars in thousands):

	As of December 31,
	2012	2011
Nonqualified savings plan assets	$11,347	$8,264
Marketable equity securities	6,042	4,412
CSO fees receivable	6,758	5,822
Prepaid advertising	1,532	1,628
Prepaid insurance	1,329	1,045
Prepaid hardware and software maintenance	2,487	2,273
Other prepaid expenses	3,878	6,271
Other assets	2,232	1,586
Total	$35,605	$31,301

9.    Property and Equipment

Major classifications of property and equipment as of December 31, 2012 and 2011, were as follows (dollars in thousands):

	As of December 31,
	2012			2011
	Cost	Accumulated Depreciation	Net	Cost	Accumulated Depreciation	Net
Land	$5,335	$-	$5,335	$5,335	$-	$5,335
Buildings and leasehold improvements	230,665	(124,690)	105,975	210,337	(111,946)	98,391
Furniture, fixtures and equipment	155,118	(100,139)	54,979	135,487	(88,422)	47,065
Computer software	168,728	(73,246)	95,482	151,142	(55,504)	95,638
Total	$559,846	$(298,075)	$261,771	$502,301	$(255,872)	$246,429

The Company recognized depreciation expense of $65.9 million, $47.9 million and $39.1 million during 2012, 2011 and 2010, respectively.

10.    Goodwill and Other Intangible Assets

Goodwill is tested for impairment at least annually. See Note 2. The Mexico Reorganization was considered a triggering event for purposes of goodwill and other intangible assets impairment testing of the retail services segment. See Note 4 for further discussion of the results of impairment testing associated with the Mexico Reorganization.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Goodwill

Changes in the carrying value of goodwill for the years ended December 31, 2012 and 2011 were as follows (dollars in thousands):

	Retail Services	E-Commerce	Consolidated
Balance as of January 1, 2012	$352,439	$210,282	$562,721
Acquisitions and purchase price adjustments	41,209	89	41,298
Effect of foreign currency translation	4,197	-	4,197
Balance as of December 31, 2012	$397,845	$210,371	$608,216
Balance as of January 1, 2011	$333,042	$210,282	$543,324
Acquisitions and purchase price adjustments	26,679	-	26,679
Effect of foreign currency translation	(7,282)	-	(7,282)
Balance as of December 31, 2011	$352,439	$210,282	$562,721

Acquired Intangible Assets

Acquired intangible assets that are subject to amortization as of December 31, 2012 and 2011, were as follows (dollars in thousands):

	As of December 31,
	2012			2011
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Non-competition agreements	$18,033	$(12,968)	$5,065	$21,364	$(13,537)	$7,827
Customer relationships	30,515	(14,440)	16,075	26,607	(17,297)	9,310
Trademarks	360	(259)	101	211	(199)	12
Other	586	(353)	233	576	(300)	276
Total	$49,494	$(28,020)	$21,474	$48,758	$(31,333)	$17,425

Non-competition agreements are amortized over the applicable terms of the contract from two to five years. Customer and lead provider relationships are generally amortized on a straight-line basis over three to ten years, based on the period over which economic benefits are provided. Trademarks are amortized generally over three years on a straight-line basis.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Amortization

Amortization expense for acquired intangible assets was $9.5 million, $6.3 million and $4.8 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Estimated future amortization expense for the years ended December 31, is as follows (dollars in thousands):

Year	Amount
2013	$4,746
2014	3,511
2015	3,318
2016	2,976
2017	2,391

Indefinite-Lived Intangible Assets

As of December 31, 2012 and 2011, licenses of $9.7 million obtained in conjunction with acquisitions were not amortized. As of December 31, 2012 and 2011, trademarks of $5.3 million and $7.7 million, respectively, obtained in conjunction with acquisitions were not amortized. Costs to renew licenses with indefinite lives are recorded in “Operations and administration expenses” in the consolidated statements of income.

11.    Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses as of December 31, 2012 and 2011, were as follows (dollars in thousands):

	As of December 31,
	2012	2011
Trade accounts payable	$35,380	$36,710
Accrued taxes, other than income taxes	5,847	5,568
Accrued payroll and fringe benefits	40,036	40,412
Accrued interest payable	3,030	1,957
Accrual for consumer loan payments rejected for non-sufficient funds	10,134	10,224
Liability for losses on third-party lender-owned consumer loans	3,498	3,062
Ohio Reimbursements(a)	13,400	-
Other accrued liabilities	15,339	15,180
Total	$126,664	$113,113

(a)	See Note 15 for further discussion of the Ohio Reimbursements (as defined in Note 15).

12.    Marketing Expenses

Marketing expenses, excluding lead purchase costs, were $72.2 million, $41.2 million and $30.1 million, respectively, and lead purchase expense was $49.7 million, $43.2 million and $40.5 million, respectively, for the years ended December 31, 2012, 2011 and 2010. See Note 2.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.    Long-Term Debt

The Company’s long-term debt instruments and balances outstanding as of December 31, 2012 and 2011 were as follows (dollars in thousands):

	Balance at December 31,
	2012	2011
Domestic and multi-currency line of credit up to $380,000 ($100,000 matures 2013, $280,000 matures 2015)	$301,011	$280,839
6.12% senior unsecured notes due 2012	-	16,667
Variable rate senior unsecured note due 2015	41,667	50,000
6.09% senior unsecured notes due 2016	28,000	35,000
7.26% senior unsecured notes due 2017	25,000	25,000
6.00% Series A senior unsecured notes due 2019	47,000	-
6.21% senior unsecured notes due 2021	20,455	22,727
6.58% Series B senior unsecured notes due 2022	5,000	-
5.25% convertible senior notes due 2029	110,197	107,058
Total debt	$578,330	$537,291
Less current portion	43,617	34,273
Total long-term debt	$534,713	$503,018

Domestic and Multi-Currency Line

On March 30, 2011, the Company entered into a new credit agreement for up to $330.0 million of credit with a group of commercial banks (the “Original Credit Agreement”). On November 29, 2011, the Company amended the Original Credit Agreement to increase the amount available by $100.0 million to $430.0 million (the “Credit Agreement”). The Credit Agreement consists of a $380.0 million line of credit, which includes the ability to borrow up to $50.0 million in specified foreign currencies or U.S. dollars (the “Domestic and Multi-currency Line”) and a $50.0 million term loan facility (the “2015 Variable Rate Notes”). The Domestic and Multi-currency Line will decrease by $100.0 million to $280.0 million on the earlier of May 29, 2013 or the second business day following the closing of an initial public offering of common stock of Enova International, Inc., a wholly-owned subsidiary of the Company (“Enova”), that results in Enova no longer being considered a majority-owned subsidiary of the Company. The Domestic and Multi-currency Line matures on March 31, 2015. Beginning March 31, 2012, the 2015 Variable Rate Notes became payable in equal quarterly principal installments of $2.1 million with any outstanding principal remaining due at maturity on March 31, 2015. Interest on the Domestic and Multi-currency Line is charged, at the Company’s option, at either the London Interbank Offered Rate (“LIBOR”) plus a margin varying from 2.00% to 3.25% or at the agent’s base rate plus a margin varying from 0.50% to 1.75%. Interest on the 2015 Variable Rate Notes is charged, at the Company’s option, at either LIBOR plus a margin of 3.50% or at the agent’s base rate plus a margin of 2.00%. The margin for the Domestic and Multi-currency Line is dependent on the Company’s cash flow leverage ratios as defined in the Credit Agreement. The Company also pays a fee on the unused portion of the Domestic and Multi-currency Line ranging from 0.25% to 0.50% (0.38% at December 31, 2012) based on the Company’s cash flow leverage ratios. The weighted average interest rate (including margin) on the Domestic and Multi-currency Line was 3.06% and 3.08% at December 31, 2012 and 2011, respectively. The weighted average interest rate (including margin) on the 2015 Variable Rate Notes was 3.75% and 3.81% at December 31, 2012 and 2011, respectively.

In conjunction with the entry into the Original Credit Agreement, the Company repaid all outstanding revolving credit loans under its $300.0 million domestic line of credit due 2012 (the “USD Line of Credit”) and its variable rate senior unsecured note due 2012 with proceeds of the Original Credit Agreement.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2012, borrowings under the Company’s Domestic and Multi-currency Line consisted of three pricing tranches with maturity dates ranging from two to 31 days, and as of December 31, 2011, borrowings under the Company’s Domestic and Multi-currency Line consisted of multiple pricing tranches with maturity dates ranging from three to 31 days. However, the Company routinely refinances borrowings pursuant to the terms of its Domestic and Multi-currency Line. Therefore, these borrowings are reported as part of the applicable line of credit and as long-term debt.

In connection with the Domestic and Multi-currency Line and the 2015 Variable Rate Notes, the Company incurred approximately $2.6 million for issuance costs in 2011, which primarily consisted of underwriting fees, legal and other professional expenses. These costs are being amortized over a period of three years and are included in “Other assets” in the Company’s consolidated balance sheets.

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

As of December 31, 2012 and 2011, the carrying amount of the 2009 Convertible Notes was $110.2 million and $107.1 million, respectively, and the unamortized discount was $4.8 million and $7.9 million, respectively. The discount is being amortized to interest expense over a period of five years, through the first redemption date of May 19, 2014. The total interest expense recognized was $9.2 million, $8.9 million and $8.7 million for the years ended December 31, 2012, 2011 and 2010, respectively, of which $3.2 million, $2.9 million and $2.7 million represented the non-cash amortization of the discount, and $6.0 million, $6.0 million and $6.0 million represented the contractual interest expense for the years ended December 31, 2012, 2011 and 2010, respectively. The 2009 Convertible Notes have an effective interest rate of 8.46% at both December 31, 2012 and 2011, respectively. As of December 31, 2012, the if-converted value of the 2009 Convertible Notes exceeds the principal amount by approximately $59.7 million.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In connection with the issuance of the 2009 Convertible Notes, the Company incurred approximately $3.9 million for issuance costs, which primarily consisted of underwriting fees, legal and other professional expenses. The unamortized balance of these costs as of December 31, 2012 is included in “Other assets” in the Company’s consolidated balance sheets. These costs are being amortized to interest expense over five years.

As of both December 31, 2012 and 2011, the carrying amount of the equity component recorded as additional paid-in capital was $9.4 million, net of deferred taxes and equity issuance costs.

Other

On March 30, 2011, in conjunction with the establishment of the Original Credit Agreement, the Company entered into a separate credit agreement for the issuance of $20.0 million in letters of credit (the “Letter of Credit Facility”). The Company had standby letters of credit of $17.7 million issued under the Letter of Credit Facility as of December 31, 2012.

Each of the Company’s credit agreements and senior unsecured notes require the Company to maintain certain financial ratios. As of December 31, 2012, the Company was in compliance with all covenants or other requirements set forth in its debt agreements.

As of December 31, 2012, required principal payments under the terms of the long-term debt, including the Company’s line of credit, for each of the five years after December 31, 2012 are as follows (dollars in thousands):

Year	Amount
2013	$43,617
2014	22,606
2015	328,674
2016	24,387
2017	17,387
Thereafter	141,659
$578,330

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.    Income Taxes

The components of the Company’s deferred tax assets and liabilities as of December 31, 2012 and 2011, were as follows (dollars in thousands):

	As of December 31,
	2012	2011
Deferred tax assets:
Deferred finish-out allowances from lessors	$760	$717
Tax over book accrual of pawn loan fees and service charges	7,915	7,578
Ohio Reimbursements(a)	4,821	-
Allowance for consumer loan losses	31,801	23,498
Deferred compensation	11,252	8,844
Net operating losses	15,468	5,746
Deferred state credits	1,206	1,306
Investment in Subsidiaries	9,338	-
Other	5,273	3,038
Total deferred tax assets	87,834	50,727

Deferred tax liabilities:
Amortization of acquired intangibles	$66,972	$56,372
Property and equipment	49,166	45,598
Convertible debt	897	2,180
Other	1,672	1,224
Total deferred tax liabilities	118,707	105,374
Net deferred tax liabilities before valuation allowance	$(30,873)	$(54,647)
Valuation Allowance	(21,846)	-
Net deferred tax liabilities after valuation allowance	$(52,719)	(54,647)

Balance sheet classification:
Current deferred tax assets, net	$48,992	$35,065
Non-current deferred tax liabilities, net	(101,711)	(89,712)
Net deferred tax liabilities	$(52,719)	$(54,647)

(a)	See Note 15 for further discussion of the Ohio Reimbursements.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of the provision for income taxes and the income to which it relates for the years ended December 31, 2012, 2011 and 2010, were as follows (dollars in thousands):

	Year Ended December 31,
	2012	2011	2010
Income (loss) before income taxes:
Domestic	$214,463	$225,351	$182,292
Foreign	(28,143)	(7,825)	2,221
Income before income taxes	186,320	217,526	184,513
Current provision:
Federal	$81,756	$51,613	$56,215
Foreign	603	440	106
State and local	5,818	4,744	4,106
Total current provision for income taxes	88,177	56,797	60,427
Deferred provision (benefit):
Federal	$(8,031)	$27,475	$7,700
Foreign	4,811	(2,998)	1,053
State and local	(301)	1,086	89
Total deferred provision for income taxes	(3,521)	25,563	8,842
Total provision for income taxes	$84,656	$82,360	$69,269

The Company recognized income tax expense of $84.7 million for the year ended December 31, 2012 compared to income tax expense of $82.4 million for the year ended December 31, 2011. The increase in income tax expense and the effective tax rate for the year ended December 31, 2012 is primarily due to the Mexico Reorganization as noted below and by the tax effect of lower earnings for the year ended December 31, 2012.

The effective tax rate on income differs from the federal statutory rate of 35% for the following reasons (dollars in thousands):

	Year Ended December 31,
	2012	2011	2010
Tax provision computed at the federal statutory income tax rate	$65,212	$76,134	$64,579
State and local income taxes, net of federal tax benefits	3,587	3,790	2,727
Nondeductible lobbying	865	882	1,039
Foreign tax difference	2,027	587	442
Investment in Subsidiaries	(9,338)	-	-
Change in deferred tax valuation allowance	21,846	-	-
Other	457	967	482
Total provision	$84,656	$82,360	$69,269
Effective tax rate	45.4%	37.9%	37.5%

As of December 31, 2012, the Company had net operating losses totaling $51.5 million related to its Mexico subsidiaries. Mexico allows a ten year carry-forward period, and, if unutilized, these net operating losses will expire in varying amounts beginning in 2018.

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

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In 2012, the Company recorded a valuation allowance of $21.8 million, including $12.0 million related to net deferred tax assets at its Mexico-based pawn operations (see Note 4 for further information related to the Mexico Reorganization), $0.5 million related to the net deferred tax asset in Mexico generated by the e-commerce segment, and $9.3 million related to the deferred tax asset associated with the Company’s excess tax basis over its basis for financial reporting purposes in the stock of Creazione.

The aggregate change in the balance of the unrecognized tax benefits for the years ended December 31, 2012, 2011 and 2010 is summarized below (dollars in thousands):

	2012	2011	2010
Balance at January 1,	$955	$1,082	$1,021
Effect of change in foreign currency rates	66	(127)	61
Balance at December 31,	$1,021	$955	$1,082

The balance in unrecognized tax benefits relate to pre-acquisition tax matters of Prenda Fácil. As part of the initial acquisition of Creazione, the sellers agreed to reimburse the Company for taxes, penalties and interest that the Company may be required to pay to taxing authorities upon challenge of pre-acquisition tax positions of Prenda Fácil. Accordingly, the Company had recognized a receivable from the sellers for unrecognized tax benefits, including related interest and penalties. The receivable from the sellers was included in “Prepaid expenses and other assets” in the consolidated balance sheets as of December 31, 2012. As a result of the Company’s acquisition of the remaining shares of Creazione in 2012, the Company released the sellers from certain contingent liabilities including any liabilities associated with the pre-acquisition tax matters of Prenda Fácil. As a result, the receivable from the sellers was written off as part of the remaining shares.

The Company believes that it is reasonably possible that the entire amount of its uncertain tax benefits will be recognized in 2013 as a result of the lapse of the statute of limitations. The liability for unrecognized tax benefits, including related interest and penalties, is classified as a non-current liability in the accompanying consolidated balance sheets. The Company has accrued $1.7 million, $1.3 million and $1.3 million of interest and penalties as of December 31, 2012, 2011 and 2010, respectively.

As of December 31, 2012, the Company’s 2009 through 2011 tax years were open to examination by the Internal Revenue Service and major state taxing jurisdictions. The 2007 through 2011 tax years of the Company’s Mexican subsidiaries were open to examination by the Mexican taxing authorities.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.    Commitments and Contingencies

Leases

The Company leases certain of its facilities under operating leases with terms ranging from one to 23 years and certain rights to extend for additional periods. Future minimum rentals due under non-cancelable leases are as follows for each of the years ending December 31 (dollars in thousands):

Year	Amount
2013	$52,531
2014	43,774
2015	33,584
2016	26,332
2017	16,913
Thereafter	34,288
Total	$207,422

Rent expense was $55.4 million, $52.2 million and $46.6 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Guarantees

The Company guarantees consumer loan payment obligations to unrelated third-party lenders through its CSO program and is required to purchase the loan in the event that a customer defaults on the loan. The guarantee represents an obligation to purchase specific loans that go into default. Short-term loans that are guaranteed generally have terms of less than 90 days. Secured auto equity loans that are guaranteed generally have terms up to 42 months. As of December 31, 2012 and 2011, the amount of consumer loans guaranteed by the Company was $64.7 million and $59.4 million, respectively, representing amounts due under consumer loans originated by third-party lenders under the CSO programs. The estimated fair value of the liability related to these guarantees of $3.5 million and $3.1 million as of December 31, 2012 and 2011, respectively, is included in “Accounts payable and accrued expenses” in the accompanying consolidated balance sheets.

Litigation

On August 6, 2004, James E. Strong filed a purported class action lawsuit in the State Court of Cobb County, Georgia against Georgia Cash America, Inc., Cash America International, Inc. (together with Georgia Cash America, Inc., “Cash America”), Daniel R. Feehan, and several unnamed officers, directors, owners and “stakeholders” of Cash America. The lawsuit alleges many different causes of action, among the most significant of which is that Cash America made illegal short-term loans in Georgia in violation of Georgia’s usury law, the Georgia Industrial Loan Act and Georgia’s Racketeer Influenced and Corrupt Organizations Act (“RICO”). First National Bank of Brookings, South Dakota (“FNB”) and Community State Bank of Milbank, South Dakota (“CSB”) for some time made loans to Georgia residents through Cash America’s Georgia operating locations. The complaint in this lawsuit claims that Cash America was the true lender with respect to the loans made to Georgia borrowers and that FNB and CSB’s involvement in the process is “a mere subterfuge.” Based on this claim, the suit alleges that Cash America was the “de facto” lender and was illegally operating in Georgia. The complaint seeks unspecified compensatory damages, attorney’s fees, punitive damages and the trebling of any compensatory damages. In November 2009 the case was certified as a class action lawsuit. In August 2011, Cash America filed a motion for summary judgment, and in October 2011, the plaintiffs filed a cross-motion for partial summary judgment. Hearings on the motions were held in October and November 2011, and the trial court entered an order granting summary judgment in favor of Cash America on one of the plaintiff’s claims, denying the remainder of Cash America’s motion and granting the plaintiff’s cross-motion for partial summary judgment. Cash America filed a notice of appeal with the Georgia Court of Appeals in December 2011 on the grant of plaintiff’s partial summary judgment, and on November 6, 2012, the Georgia Court of Appeals

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

reversed the trial court’s grant of partial summary judgment to plaintiffs and affirmed the trial court’s denial of Cash America’s motion for summary judgment. Cash America filed a Petition for Certiorari with the Supreme Court of Georgia to appeal the decision of the Georgia Court of Appeals regarding Cash America’s motion for summary judgment on November 26, 2012, which was denied on February 18, 2013. The Company is currently unable to estimate a range of reasonably possible losses, as defined by ASC 450-20-20, Contingencies—Loss Contingencies—Glossary, for this litigation. Cash America believes that the Plaintiffs’ claims in this suit are without merit and is vigorously defending this lawsuit.

The Company is also a defendant in certain routine litigation matters encountered in the ordinary course of its business. Certain of these matters are covered to an extent by insurance. In the opinion of management, the resolution of these matters is not expected to have a material adverse effect on the Company’s financial position, results of operations or liquidity.

Voluntary Reimbursements to Ohio Customers

On December 4, 2012, the Company announced a voluntary program to fully reimburse approximately 14,000 Ohio customers for all funds collected, plus interest accrued from the date collected, in connection with legal collections proceedings initiated by the Company in Ohio from January 1, 2008 through December 4, 2012 (the “Ohio Reimbursements”). In 2012, the Company determined that a small number of employees did not prepare certain court documents in many of its Ohio legal collections proceedings in accordance with court rules. In connection with the reimbursement program, for all trial court collections proceedings filed by the Company in Ohio from January 1, 2008 through December 4, 2012, with the exception of one appellate matter, the Company is in the process of filing dismissals, terminating all existing post-judgment collections activities, and requesting to vacate each judgment entered and/or notifying credit reporting bureaus of the vacated judgments, as necessary, for each case.

The Company estimates the cost of the reimbursement program and related expenses will be approximately $13.4 million before taxes and has recorded this amount in “Accounts payable and accrued expenses” in the consolidated balance sheets and in “Operations and administration expense” in the consolidated statements of income for the year ended December 31, 2012.

16.    Equity

Share Repurchases

On January 24, 2013, the Company’s Board of Directors authorized management to purchase up to a total of 2,500,000 shares of the Company’s common stock at management’s discretion in open market transactions and cancelled the Company’s previous share repurchase authorization, which had been in place since January 26, 2011 (the “2011 Authorizations”). Prior to the 2011 Authorization, the Company repurchased its common stock under a share repurchase authorization that had been in place since October 24, 2007. The following table summarizes the aggregate shares purchased under these plans during each of the three years ended December 31:

	Year Ended December 31,
	2012	2011	2010
Shares purchased under 2011 and 2007 authorization	576,064	435,000	385,100
Aggregate amount (in thousands)	$22,509	$19,576	$13,583
Average price paid per share	$39.07	$45.00	$35.27

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Periodically, shares are purchased in the open market on behalf of participants relating to the Company’s nonqualified deferred compensation plans. Certain amounts are subsequently distributed to participants. In January 2012, the Company purchased 1,211 shares of the Company’s common stock from the rabbi trust that held the shares for the Nonqualified Savings Plan, which no longer permits investments in the Company’s common stock. Activities during each of the three years ended December 31 are summarized as follows (dollars in thousands):

	Year Ended December 31,
	2012		2011	2010
Purchases:
Number of shares	108		93	1,552
Aggregate amount	$4		$5	$58

Sales:
Number of shares	1,211	(a)	9	1,727
Aggregate amount	$25		$-	$36

Distributions and transfers to 401(k) savings plan:
Number of shares	-		-	4
Aggregate amount	$-		$-	$-
(a)	Represents shares purchased by the Company from the rabbi trust that held the shares for the Nonqualified Savings Plan.

Accumulated Other Comprehensive Income (Loss)

Components of accumulated other comprehensive income (loss), after tax, for the years ended December 31, 2012, 2011 and 2010 were as follows (dollars in thousands):

	As of December 31,
	2012	2011	2010
Unrealized derivatives loss, net of tax	$(1)	$(13)	$(111)
Foreign currency translation gain (loss), net of tax	2,875	(6,077)	6,210
Marketable securities unrealized (gain) loss, net of tax	254	(806)	(1,302)
Accumulated other comprehensive income (loss)	$3,128	$(6,896)	$4,797

17.    Employee Benefit Plans

Prior to July 1, 2012, the Cash America International, Inc. 401(k) Savings Plan was open to substantially all U.S. employees. Effective on July 1, 2012, the Enova International, Inc. 401(k) Savings Plan was established and is open to substantially all employees in the Company’s e-commerce segment. The Cash America International, Inc. 401(k) Savings Plan remains open to substantially all other U.S. employees. New employees are automatically enrolled in the applicable 401(k) Savings Plan unless they elect not to participate. The Cash America International, Inc. Nonqualified Savings Plan is available to certain members of management. The Enova International, Inc. Nonqualified Savings Plan was established effective July 1, 2012 and is available in lieu of the Cash America International, Inc. Nonqualified Savings Plan to certain members of management in the Company’s e-commerce segment. Participants may contribute up to 75% of their eligible earnings to the applicable 401(k) Savings Plan, subject to regulatory and other plan restrictions. Nonqualified Savings Plan participants may contribute up to 100% of their annual bonus and up to 50% of their other eligible compensation to the applicable Nonqualified Savings Plan. The Company makes matching cash contributions of 50% of each participant’s contributions, based on participant contributions of up to 5% of eligible compensation. Company contributions vest at the rate of 20% each year after one year of service; thus a

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

participant is 100% vested after five years of service. The Company’s consolidated contributions to the 401(k) Savings Plan and the Nonqualified Savings Plan were $4.7 million, $3.6 million and $2.8 million for the year ended December 31, 2012 and 2011 and 2010, respectively.

In addition to the plans mentioned above, the Company established a Supplemental Executive Retirement Plan (“SERP”) for its officers in 2003. The Company established a separate SERP for officers in the Company’s e-commerce segment in 2012. Under each of these defined contribution plans, the Company makes an annual supplemental cash contribution to each SERP based on the objectives of each plan as approved by the Management Development and Compensation Committee of the Board of Directors. The Company recorded consolidated compensation expense of $1.0 million, $0.9 million and $0.8 million for SERP contributions for the years ended December 31, 2012, 2011 and 2010, respectively.

The Nonqualified Savings Plan and the SERP are nonqualified tax-deferred plans. Benefits under the Nonqualified Savings Plan and SERP are unfunded. As of December 31, 2012, the Company held securities in rabbi trusts to pay benefits under these plans. As of December 31, 2011 and 2010, the rabbi trust for the Cash America International, Inc. 401(k) Savings Plan also held shares of the Company’s common stock. The securities other than Company stock are classified as trading securities and the unrealized gains and losses on these securities are netted with the costs of the plans in “Operations and administration expenses” in the consolidated statements of income. The Company’s common stock held in the Cash America International, Inc. Nonqualified Savings Plan is included in treasury shares.

Amounts included in the consolidated balance sheets relating to the Nonqualified Savings Plan and the SERP were as follows (dollars in thousands):

	As of December 31,
	2012	2011
Prepaid expenses and other assets	$11,347	$8,264
Accounts payable and accrued expenses	12,397	9,192
Other liabilities	581	616
Treasury shares	662	683

18.    Derivative Instruments

The Company periodically uses derivative instruments to manage interest rate risk and foreign currency exchange rate risk.

Prior to 2012, the Company used interest rate cap agreements for the purpose of managing interest rate exposure on its floating rate debt. For derivatives designated as cash flow hedges, the effective portions of changes in the estimated fair value of the derivative are reported in “Accumulated other comprehensive income (loss)” (or “OCI”) and are subsequently reclassified into earnings when the hedged item affects earnings. The change in the estimated fair value of the ineffective portion of the hedge, if any, was recorded as income or expense.

On March 27, 2009, the Company entered into an interest rate cap agreement with a notional amount of $15.0 million to hedge the Company’s outstanding floating rate line of credit for a term of 36 months at a fixed rate of 3.25%.This interest rate contract was determined to be a perfectly effective cash flow hedge, pursuant to ASC 815-20-25, at its inception and on an ongoing basis until its expiration in 2012.

The Company uses forward currency exchange contracts to hedge foreign currency risk in the United Kingdom and Australia, and, prior to 2012, in Mexico. The Company’s forward currency exchange contracts are non-designated derivatives. Any gain or loss resulting from these contracts is recorded as income or loss and is included in “Foreign currency transaction (loss) gain” in the Company’s consolidated statements of income.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair values of the Company’s derivative instruments as of December 31, 2012 and 2011 were as follows (dollars in thousands):

		Balance as of December 31,
Assets	Balance Sheet Location	2012		2011
Derivatives designated as hedges:		Notional Amount	Fair Value	Notional Amount	Fair Value
Interest rate contracts	Prepaid expenses and other assets	$-	$-	$15,000	$-

Non-designated derivatives:
Forward currency exchange contracts	Prepaid expenses and other assets	$93,813	$(406)	$80,375	$260

The following table presents information on the effect of derivative instruments on the consolidated results of operations and OCI for the years ended December 31, 2012 and 2011 (dollars in thousands):

	Gains (Losses) Recognized in Income		Gains (Losses) Recognized in OCI		Gains (Losses) Reclassified From OCI into Income
	Year Ended December 31,		Year Ended December 31,		Year Ended December 31,
	2012	2011	2012	2011	2012	2011
Derivatives designated as hedges:
Interest rate contracts	$-	$-	$12	$98	$-	$-
Total	$-	$-	$12	$98	$-	$-
Non-designated derivatives:
Forward currency exchange contracts(a)	$(4,794)	$3,159	$-	$-	$-	$-
Total	$(4,794)	$3,159	$-	$-	$-	$-

(a)	The gains/(losses) shown on these derivatives substantially offset the gain or loss on the hedged portion of foreign intercompany balances.

19.     Stock-Based Compensation

Under the Cash America International, Inc. First Amended and Restated 2004 Long-Term Incentive Plan, as amended, (the “2004 Plan”), the Company is authorized to issue 2,700,000 shares of Common Stock pursuant to “Awards” granted as incentive stock options (intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended), nonqualified stock options, restricted stock units, restricted stock, performance shares, stock appreciation rights or other stock-based awards. Since 2004, restricted stock unit (“RSU”) awards are the only stock-based awards granted under the Plan. As of December 31, 2012, there were 1,743,494 shares available for future grants under the Plan.

Historically, the Company has repurchased its shares on the open market from time to time pursuant to an authorization from the Board of Directors of the Company and held the shares in treasury. The Company reissued those shares upon stock option exercises and upon the issuance of shares when restricted stock units vest under the Company’s stock-based compensation plans. See Note 16 for further discussion of the Company’s share repurchase plans.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the years ended December 31, 2012, 2011 and 2010, the Company received net proceeds totaling $1.8 million, $0.4 million and $2.0 million from the exercise of stock options that were granted under the Company’s previous stock-based compensation plans for 198,900, 48,400 and 204,245 shares, respectively.

The Company received 63,066, 22,339 and 23,330 shares during the years ended December 31, 2012, 2011 and 2010, respectively, of its common stock valued at approximately $2.6 million, $0.9 million and $0.9 million, respectively, as partial payment of taxes for the issuance of shares upon vesting of restricted stock units.

Stock Options

There were no stock options outstanding as of December 31, 2012. A summary of the Company’s stock option activity for each of the years ended December 31, 2012, 2011 and 2010 is as follows:

	Year Ended December 31,
	2012		2011		2010
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	198,900	$8.95	247,300	$8.83	451,545	$9.29
Exercised	(198,900)	8.95	(48,400)	8.34	(204,245)	9.85
Outstanding at end of year	-	$-	198,900	$8.95	247,300	$8.83
Exercisable at end of year	-	$-	198,900	$8.95	247,300	$8.83

Income tax benefits realized from the exercise of stock options for the years ended December 31, 2012, 2011 and 2010 were $2.2 million, $0.7 million and $1.9 million, respectively, and were recorded as an increase in “Additional paid-in capital” in the consolidated statements of equity.

Restricted Stock Units

The Company has granted RSUs to Company officers, certain employees and to the non-management members of the Board of Directors. RSUs are granted under the 2004 Plan. Each vested RSU entitles the holder to receive a share of the common stock of the Company. For Company officers and certain employees, the shares are to be issued upon vesting of the RSUs or, for certain awards granted to officers, upon the officer’s separation from employment with the Company. For members of the Board of Directors, vested RSUs will be issued upon the director’s separation from the Board with respect to awards granted prior to 2011, and for awards granted during 2011, upon the earlier of vesting or separation from the Board if certain requirements have been satisfied. Vested awards granted to members of the Board of Directors during 2012 will be issued 13 months after the grant date. Certain officers and members of the Board of Directors have elected to defer receipt of shares to be issued under vested RSUs to dates that are later than those described above.

As of December 31, 2012, the outstanding RSUs granted to Company officers and certain employees had original vesting periods ranging from one to 15 years. For executive officers of the Company, a portion of these annual grants vest over time and a portion of these annual grants vest subject to the Company’s achievement of certain performance objectives. With respect to the RSU’s granted to members of the Board of Directors before 2012, one-fourth of the RSUs vest on each of the first four grant date anniversaries, except that after the 360th day following the grant date, any unvested RSUs for directors who have served on the Board of Directors for five or more years will

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

automatically become fully vested if such director’s service with the Board of Directors is terminated. One-twelfth of the RSUs granted to members of the Board of Directors during 2012 vest on the last day of each of the first 12 calendar months beginning with the month in which the awards were granted. For purposes of ASC 718-10-30, Compensation – Stock Compensation – Overall – Initial Measurement, the grant date fair value of each RSU is based on the Company’s closing stock price on the day before the grant date, and the total grant date fair value of performance RSUs is based on the Company’s estimate at the time of the grant of the most probable outcome expected to be achieved. The awards granted to the Company’s executive officers in 2010, 2011 and 2012 contain clawback provisions. The total grant date value of RSU grants is amortized to expense over the vesting periods.

Compensation expense related to RSUs totaling $4.8 million ($3.0 million net of related taxes), $4.9 million ($3.1 million net of related taxes) and $3.8 million ($2.4 million net of related taxes) was recognized for 2012, 2011 and 2010, respectively. Total unrecognized compensation cost related to RSUs as of December 31, 2012 was $10.3 million, which will be recognized over a weighted average vesting period of approximately 2.3 years.

The following table summarizes the RSU activity during 2012, 2011 and 2010:

	Year Ended December 31,
	2012		2011		2010
	Units	Weighted Average Fair Value at Date of Grant	Units	Weighted Average Fair Value at Date of Grant	Units	Weighted Average Fair Value at Date of Grant
Outstanding at beginning of year	710,591	$29.53	596,648	$25.78	546,876	$22.77
Units granted	178,144	43.36	200,819	40.15	162,552	35.70
Shares issued	(108,170)	29.74	(82,982)	28.10	(85,676)	25.26
Units forfeited	(8,243)	41.22	(3,894)	34.44	(27,104)	26.25
Outstanding at end of year	772,322	$32.57	710,591	$29.53	596,648	$25.78
Units vested at end of year	303,781	$24.85	244,897	$24.03	222,529	$23.20

The outstanding RSUs had an aggregate intrinsic value of $30.6 million and the outstanding vested RSUs had an aggregate intrinsic value of $12.1 million as of December 31, 2012.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

20.    Supplemental Disclosures of Cash Flow Information

The following table sets forth certain cash and non-cash activities for the years ended December 31 (dollars in thousands):

	Year Ended December 31,
	2012	2011	2010
Cash paid during the year for:
Interest	$22,520	$23,974	$17,648
Income taxes	92,131	43,513	65,974
Non-cash investing and financing activities:
Pawn loans forfeited and transferred to merchandise held for disposition	$350,122	$334,869	$297,045
Pawn loans renewed	279,553	207,661	134,539
Consumer loans renewed	629,516	571,651	416,168
Liabilities assumed in acquisitions	1,207	333	1,602
Fair value of shares paid for acquisition	-	-	10,854
Capitalized interest on software development	-	558	730
Shares received for payment of receivables	383	-	-
Release of minority shareholders from contingent liability	2,758	-	-

21.    Operating Segment Information

The Company has two reportable operating segments: retail services and e-commerce. The retail services segment includes all of the operations of the Company’s Retail Services Division, which is composed of both domestic and foreign storefront locations that offer some or all of the following services: pawn loans, consumer loans, the purchase and sale of merchandise, check cashing and other ancillary services such as money orders, wire transfers, prepaid debit cards, tax filing services and auto insurance. Most of these ancillary services offered in the retail services segment are provided through third-party vendors. The e-commerce segment includes the operations of the Company’s E-Commerce Division, which is composed of the Company’s domestic and foreign online lending channels through which the Company offers consumer loans. In the e-commerce segment, certain administration expenses are allocated between the domestic and foreign components based on the amount of loans written and renewed.

During the first quarter of 2012, the Company changed the presentation of its operating segment information to report corporate operations separately from its retail services and e-commerce segment information. Corporate administrative expense, which was previously allocated to each segment based on personnel expense, is included under the “Corporate” heading in the following tables. For comparison purposes, operations and administration expenses for prior years have been conformed to the current presentation. Corporate operations primarily include corporate expenses, such as legal, occupancy, and other costs related to corporate service functions, such as executive oversight, insurance and risk management, public and government relations, internal audit, treasury, payroll, compliance and licensing, finance, accounting, tax and information systems (except for online lending systems, which are included in the e-commerce segment). Corporate income includes miscellaneous income not directly attributable to the Company’s segments. Corporate assets primarily include: corporate property and equipment, nonqualified savings plan assets, marketable securities, foreign exchange forward contracts and prepaid insurance.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables contain operating segment data for the years ended December 31, 2012, 2011 and 2010 (dollars in thousands):

	Retail Services			E-Commerce
	Domestic	Foreign	Total	Domestic	Foreign	Total	Corporate	Consolidated
Year Ended December 31, 2012
Revenue
Pawn loan fees and service charges	$288,161	$12,768	$300,929	$-	$-	$-	$-	$300,929
Proceeds from disposition of merchandise	657,104	46,663	703,767	-	-	-	-	703,767
Consumer loan fees	121,892	-	121,892	332,752	326,876	659,628	-	781,520
Other	9,028	1,209	10,237	1,326	33	1,359	2,618	14,214
Total revenue	1,076,185	60,640	1,136,825	334,078	326,909	660,987	2,618	1,800,430
Cost of revenue
Disposed merchandise	437,099	41,080	478,179	-	-	-	-	478,179
Consumer loan loss provision	29,225	-	29,225	143,006	144,063	287,069	-	316,294
Total cost of revenue	466,324	41,080	507,404	143,006	144,063	287,069	-	794,473
Net revenue	609,861	19,560	629,421	191,072	182,846	373,918	2,618	1,005,957
Expenses
Operations and administration	369,174	44,287	413,461	116,202	118,156	234,358	66,795	714,614
Depreciation and amortization	30,978	16,634	47,612	11,987	1,285	13,272	14,544	75,428
Total expenses	400,152	60,921	461,073	128,189	119,441	247,630	81,339	790,042
Income (loss) from operations	$209,709	$(41,361)	$168,348	$62,883	$63,405	$126,288	$(78,721)	$215,915
Interest Expense	$-	$-	$-	$-	$-	$-	$(29,131)	$(29,131)
Equity in loss of unconsolidated subsidiary	$-	$-	$-	$-	$-	$-	$(295)	$(295)
Provision for income taxes	$77,474	$2,183	$79,657	$16,556	$21,947	$38,503	$(33,504)	$84,656
Expenditures for property and equipment	$43,028	$3,773	$46,801	$15,498	$2,374	$17,872	$14,726	$79,399
As of December 31, 2012
Total assets	$1,031,431	$85,607	$1,117,038	$391,068	$179,554	$570,622	$130,598	$1,818,258
Goodwill			$397,845			$210,371		$608,216

	Retail Services			E-Commerce
	Domestic	Foreign	Total	Domestic	Foreign	Total	Corporate	Consolidated
Year Ended December 31, 2011
Revenue
Pawn loan fees and service charges	$261,829	$20,368	$282,197	$-	$-	$-	$-	$282,197
Proceeds from disposition of merchandise	636,698	52,156	688,854	30	-	30	-	688,884
Consumer loan fees	119,192	-	119,192	254,152	225,302	479,454	-	598,646
Other	11,170	545	11,715	593	286	879	743	13,337
Total revenue	1,028,889	73,069	1,101,958	254,775	225,588	480,363	743	1,583,064
Cost of revenue
Disposed merchandise	405,132	42,462	447,594	23	-	23	-	447,617
Consumer loan loss provision	24,001	-	24,001	90,535	111,152	201,687	-	225,688
Total cost of revenue	429,133	42,462	471,595	90,558	111,152	201,710	-	673,305
Net revenue	599,756	30,607	630,363	164,217	114,436	278,653	743	909,759
Expenses
Operations and administration	339,247	33,604	372,851	88,577	84,544	173,121	65,296	611,268
Depreciation and amortization	26,165	5,871	32,036	10,413	850	11,263	10,850	54,149
Total expenses	365,412	39,475	404,887	98,990	85,394	184,384	76,146	665,417
Income (loss) from operations	$234,344	$(8,868)	$225,476	$65,227	$29,042	$94,269	$(75,403)	$244,342
Interest Expense	$-	$-	$-	$-	$-	$-	$(25,528)	$(25,528)
Equity in loss of unconsolidated subsidiary	$-	$-	$-	$-	$-	$-	$(104)	$(104)
Provision for income taxes	$87,940	$(5,187)	$82,753	$18,611	$9,474	$28,085	$(28,478)	$82,360
Expenditures for property and equipment	$39,038	$8,345	$47,383	$13,866	$1,207	$15,073	$12,593	$75,049
As of December 31, 2011
Total assets	$941,801	$117,470	$1,059,271	$352,244	$135,774	$488,018	$126,960	$1,674,249
Goodwill			$352,439			$210,282		$562,721

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Retail Services			E-Commerce
	Domestic	Foreign	Total	Domestic	Foreign	Total	Corporate	Consolidated
Year Ended December 31, 2010
Revenue
Pawn loan fees and service charges	$221,335	$22,378	$243,713	$-	$-	$-	$-	$243,713
Proceeds from disposition of merchandise	534,878	53,312	588,190	-	-	-	-	588,190
Consumer loan fees	113,973	-	113,973	275,036	101,943	376,979	-	490,952
Other	10,875	303	11,178	1,259	79	1,338	1,679	14,195
Total revenue	881,061	75,993	957,054	276,295	102,022	378,317	1,679	1,337,050
Cost of revenue
Disposed merchandise	338,756	43,711	382,467	-	-	-	-	382,467
Consumer loan loss provision	17,437	-	17,437	116,246	48,711	164,957	-	182,394
Total cost of revenue	356,193	43,711	399,904	116,246	48,711	164,957	-	564,861
Net revenue	524,868	32,282	557,150	160,049	53,311	213,360	1,679	772,189
Expenses
Operations and administration	304,467	25,295	329,762	93,928	42,242	136,170	55,202	521,134
Depreciation and amortization	21,771	5,525	27,296	8,283	276	8,559	8,068	43,923
Total expenses	326,238	30,820	357,058	102,211	42,518	144,729	63,270	565,057
Income (loss) from operations	$198,630	$1,462	$200,092	$57,838	$10,793	$68,631	$(61,591)	$207,132
Interest Expense	$-	$-	$-	$-	$-	$-	$(22,345)	$(22,345)
Equity in loss of unconsolidated subsidiary	$-	$-	$-	$-	$-	$-	$(136)	$(136)
Provision for income taxes	$73,257	$(847)	$72,410	$15,148	$3,274	$18,422	$(21,563)	$69,269
Expenditures for property and equipment	$24,943	$6,259	$31,202	$9,710	$2,977	$12,687	$15,808	$59,697
As of December 31, 2010
Total assets	808,445	123,044	931,489	312,642	61,804	374,446	121,251	1,427,186
Goodwill			333,042			210,282		543,324

Geographic Information

The following table presents the Company’s revenue and long-lived assets by geographic region for the years ended December 31, 2012, 2011 and 2010 (dollars in thousands):

	Year Ended December 31,
	2012	2011	2010
Revenue
United States	$1,412,881	$1,284,407	$1,159,035
Mexico	60,678	73,069	75,993
United Kingdom	308,464	211,915	96,222
Other foreign countries	18,407	13,673	5,800
Total revenue	$1,800,430	$1,583,064	$1,337,050

	As of December 31,
Long-lived assets	2012	2011
United States	$254,809	$233,052
Mexico	6,962	13,377
Total long-lived assets	$261,771	$246,429

With respect to the e-commerce segment, the operations for the Company’s domestic and foreign channels are primarily located within the United States, and the value of any long-lived assets located outside of the United States is immaterial.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

22.    Fair Value Measurements

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

The Company’s financial assets that are measured at fair value on a recurring basis as of December 31, 2012 and 2011 are as follows (dollars in thousands):

	December 31,	Fair Value Measurements Using
	2012	Level 1	Level 2	Level 3
Financial assets (liabilities):
Interest rate contracts	$-	$-	$-	$-
Forward currency exchange contracts	(406)	-	(406)	-
Nonqualified savings plan assets (a)	11,347	11,347	-	-
Marketable securities(b)	6,042	6,042	-	-
Total	$16,983	$17,389	$(406)	$-
	December 31,	Fair Value Measurements Using
	2011	Level 1	Level 2	Level 3
Financial assets (liabilities):
Forward currency exchange contracts	260	-	260	-
Nonqualified savings plan assets (a)	8,264	8,264	-	-
Marketable securities(b)	4,412	4,412	-	-
Total	$12,936	$12,676	$260	$-

(a)	The nonqualified savings plan assets have an offsetting liability of equal amount, which is included in “Accounts payable and accrued expenses” in the Company’s consolidated balance sheets.
(b)

Cumulative unrealized total gains/(losses), net of tax, on these equity securities of $0.3 million and ($0.8) million as of December 31, 2012 and 2011, respectively, are recorded in “Accumulated other comprehensive income (loss)” in the Company’s consolidated statements of equity.

The Company measures the fair value of its forward currency exchange contracts under Level 2 inputs as defined by ASC 820-10. For these forward currency exchange contracts, standard valuation models are used to determine fair value. The significant inputs used in these models are derived from observable market transactions. During the year ended December 31, 2012 and 2011, there were no transfers of assets in or out of Level 1 or Level 2 fair value measurements.

Fair Value Measurements on a Non-Recurring Basis

The Company measures non-financial assets and liabilities such as property and equipment and intangible assets at fair value on a nonrecurring basis or when events or circumstances indicate that the carrying amount of the assets may be impaired. During the third quarter of 2012, the Company announced the Mexico Reorganization. See Note 4 for further information related to this reorganization. The Mexico Reorganization was considered a triggering event for purposes of impairment testing of the retail services segment. The Company tested property and equipment and intangible assets for impairment following the approval of the reorganization plan by the Company’s Board of

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Directors. The results of the Company’s testing indicated that the carrying value of certain property and equipment exceeded the future cash flows associated with these assets. The results of the Company’s testing of certain intangible assets indicated that the carrying value of these intangible assets exceeded their fair value. As a result, during the year ended December 31, 2012, the Company recognized impairment charges and losses on property and equipment, indefinite-lived intangible assets and other intangible assets related to its Mexico operations of $7.5 million (consisting of $6.0 million of impairment charges recognized in the third quarter of 2012 and $1.5 million of losses on disposition incurred in the fourth quarter of 2012), $2.5 million and $2.6 million, respectively, all of which are included in “Depreciation and amortization expenses” in the consolidated statements of income. The fair value measurements of property and equipment and intangible assets are considered Level 3 in the fair value hierarchy, as they are based on management’s judgments about future cash flows.

Following the announcement of the Mexico Reorganization, the Company also evaluated goodwill in the retail services segment and noted no impairment.

Financial Assets and Liabilities Not Measured at Fair Value

The Company’s financial assets and liabilities as of December 31, 2012 and 2011 that are not measured at fair value in the consolidated balance sheets are as follows (dollars in thousands):

	Carrying Value	Estimated Fair Value
	December 31,	December 31,	Fair Value Measurement Using
	2012	2012	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$63,134	$63,134	$63,134	$-	$-
Pawn loans	244,640	244,640	-	-	244,640
Consumer loans, net	289,418	289,418	-	-	289,418
Pawn loan fees and service charges receivable	48,991	48,991	-	-	48,991
Total	$646,183	$646,183	$63,134	$-	$583,049
Financial liabilities:
Domestic and Multi-currency Line of credit	$301,011	$309,969	$-	$309,969	$-
Senior unsecured notes	167,122	165,961	-	165,961	-
2009 Convertible Notes	110,197	186,300	-	186,300	-
Total	$578,330	$662,230	$-	$662,230	$-

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Carrying Value	Estimated Fair Value
	December 31,	December 31,	Fair Value Measurement Using
	2011	2011	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$62,542	$62,542	$62,542	$-	$-
Pawn loans	253,519	253,519	-	-	253,519
Consumer loans, net	222,778	222,778	-	-	222,778
Pawn loan fees and service charges receivable	48,003	48,003	-	-	48,003
Total	$586,842	$586,842	$62,542	$-	$524,300
Financial liabilities:
Domestic and Multi-currency Line of credit	$280,839	$291,983	$-	$291,983	$-
Senior unsecured notes	149,394	147,721	-	147,721	-
2009 Convertible Notes	107,058	220,642	-	220,642	-
Total	$537,291	$660,346	$-	$660,346	$-

Cash and cash equivalents bear interest at market rates and have maturities of less than 90 days.

Pawn loans generally have maturity periods of less than 90 days. If a pawn loan defaults, the Company disposes of the collateral. Historically, collateral has sold for an amount in excess of the principal amount of the loan.

Consumer loans are carried in the consolidated balance sheet net of the allowance for estimated loan losses, which is calculated by applying historical loss rates combined with recent default trends to the gross consumer loan balance. The unobservable inputs used to calculate the carrying value of consumer loans include historical loss rates and recent default trends. Consumer loans have relatively short maturity periods that are generally 12 months or less.

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

The Company measures the fair value of long-term debt instruments using Level 2 inputs. The fair values of the Company’s long-term debt instruments are estimated based on market values for debt issues with similar characteristics or rates currently available for debt with similar terms. As of December 31, 2012, the Company’s Domestic and Multi-currency Line of credit had a higher fair market value than the carrying value due to the difference in yield when compared to recent issuances of similar types of credit. As of December 31, 2012, the Company’s senior unsecured notes had a lower fair market value than the carrying value due to the difference in yield when compared to recent issuances of similar senior unsecured notes. As of December 31, 2012, the 2009 Convertible Notes had a higher fair value than carrying value due to the Company’s stock price as of each period presented above exceeding the applicable conversion price for the 2009 Convertible Notes, thereby increasing the value of the instrument for bondholders.

23.    Quarterly Financial Data (Unaudited)

        The Company’s operations are subject to seasonal fluctuations. Net income tends to be highest during the first and fourth calendar quarters. The first quarters benefit from the heavy repayment of pawn loans and consumer loans plus the associated interest and fees on both with tax refund proceeds received by customers in the first quarter each year, and an increase in merchandise disposition activities. The fourth quarter benefits from the seasonally highest

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

levels of pawn loans and consumer loan balances and merchandise dispositions activities associated with the holiday season. The following is a summary of the quarterly results of operations for the years ended December 31, 2012 and 2011 (dollars in thousands, except per share data):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2012
Total revenue	$457,488	$411,644	$439,694	$491,604
Cost of revenue	200,704	178,036	191,217	224,516
Net revenue	256,784	233,608	248,477	267,088
Net income attributable to Cash America International, Inc.(b)	41,467	29,820	11,703	24,480
Diluted net income per share (a)	$1.30	$0.94	$0.37	$0.79

Diluted weighted average common shares	31,912	31,822	31,375	30,884

2011
Total revenue	$364,864	$345,939	$398,304	$473,957
Cost of revenue	148,736	136,091	162,850	225,628
Net revenue	216,128	209,848	235,454	248,329
Net income attributable to Cash America International, Inc.	36,378	26,981	34,777	37,827
Diluted net income per share (a)	$1.13	$0.84	$1.08	$1.18

Diluted weighted average common shares	32,060	31,994	32,248	32,059

(a)

The sum of the quarterly net income per share amounts may not total to each full year amount presented in the Company’s financial statements because these computations are made independently for each quarter and for the full year and take into account the weighted average number of common shares outstanding for each period, including the effect of dilutive securities for that period.

(b)

Net income attributable to Cash America International, Inc. for the third and fourth quarter of 2012 did not follow the normal seasonal trend due to the expenses recognized in connection with the Mexico Reorganization and the Ohio Reimbursements. See Notes 4 and 15.

24.    Withdrawal of Proposed Initial Public Offering of Enova International, Inc.

On September 15, 2011, Enova, a wholly-owned subsidiary of the Company that comprises its e-commerce segment, filed a registration statement on Form S-1 (“Registration Statement”) with the Securities and Exchange Commission (the “SEC”) in connection with a proposed initial public offering (“IPO”) of its common stock. On July 25, 2012, Enova filed an Application for Withdrawal of Registration Statement with the SEC to withdraw its Registration Statement, together with all exhibits and amendments. The Registration Statement had not been declared effective by the SEC, and no securities have been sold in connection with the offering pursuant to the Registration Statement.

During the year ended December 31, 2012, expenses that were previously capitalized totaling $3.9 million were recognized in earnings due to the withdrawal of the Registration Statement and are included in “Operations and administration expenses” in the consolidated statements of income.

25.    Subsequent Events

On January 24, 2013, the Board of Directors authorized the Company’s repurchase of up to 2,500,000 shares of its common stock. The share repurchase authorization does not have an expiration date, and the amount and prices paid for any future share purchases under the new authorization will be based on market conditions and other factors at the time of the purchase. Repurchases under the share repurchase program will be made through open market

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

purchases or private transactions, in accordance with applicable federal securities laws, including Rule 10b-18 under the Securities Exchange Act of 1934, as amended. This new authorization cancelled and replaced a previous authorization approved by the Board of Directors in 2011 to purchase up to 2,500,000 shares of common stock.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, management of the Company has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the “Exchange Act”) as of December 31, 2012 (the “Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective and provide reasonable assurance (i) to ensure that information required to be disclosed in reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms; and (ii) to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

There was no change in the Company’s internal control over financial reporting during the quarter ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. In addition, PricewaterhouseCoopers LLP, the Company’s independent registered public accounting firm, has attested to the Company’s internal control over financial reporting. The attestation report is included in Item 8 of this Annual Report on Form 10-K.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012. In making its assessment of the effectiveness of the Company’s internal control over financial reporting, management of the Company has utilized the criteria established in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on management’s assessment, we concluded that, as of December 31, 2012, the Company’s internal control over financial reporting is effective based on those criteria. All internal control systems, no matter how well designed, have inherent limitations and may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2012 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in this Form 10-K.

/s/ DANIEL R. FEEHAN	/s/ THOMAS A. BESSANT, JR.
Daniel R. Feehan	Thomas A. Bessant, Jr.
President and Chief Executive Officer	Executive Vice President and
Chief Financial Officer

February 28, 2013	February 28, 2013

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this Item 10 with respect to Directors, the Audit Committee of the Board of Directors and Audit Committee financial experts is incorporated into this report by reference to the Company’s Proxy Statement for the 2013 Annual Meeting of Shareholders (the “Proxy Statement”), and in particular to the information in the Proxy Statement under the captions “Proposal 1—Election of Directors” and “Board Structure, Corporate Governance Matters and Director Compensation—Committees of the Board of Directors and Meetings—Audit Committee.” The Company plans to file the Proxy Statement within 120 days after December 31, 2012. Information regarding Section 16(a) compliance is incorporated into this report by reference to the information contained under the caption “Board Structure, Corporate Governance Matters and Director Compensation—Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement.

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

Information contained under the caption “Executive Compensation,” “Board Structure, Corporate Governance Matters and Director Compensation—Director Compensation” and “Executive Compensation—Management Development and Compensation Committee Report” in the Proxy Statement is incorporated into this report by reference in response to this Item 11.

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

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following consolidated financial statements and schedules are filed in Item 8 of Part II of this report:

EXHIBIT INDEX

		Incorporated by Reference				Filed Herewith
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date

2.1	Asset Purchase Agreement dated July 28, 2010 by and among Cash America, Inc. of Nevada and Maxit Financial, LLC and its principal listed therein	8-K	001-09733	2.1	8/2/10

2.2	First Amendment to Asset Purchase Agreement dated September 29, 2010 by and among Cash America, Inc. of Nevada and Maxit Financial, LLC and its principal listed therein	10-Q	001-09733	2.2	10/21/10

2.3	Supplemental Disclosure Agreement and Second Amendment to Asset Purchase Agreement dated October 4, 2010 by and among Cash America, Inc. of Nevada and Maxit Financial, LLC and its principal listed therein	10-Q	001-09733	2.3	10/21/10

2.4	Securities Purchase Agreement dated December 11, 2008 by and among Creazione Estilo, S.A. de C.V., (“Creazione”), Cash America of Mexico, Inc., Capital International S.à.r.l., St. Claire, S.A. de C.V. (“St. Claire”), the Seller Parties set forth therein, INVECAMEX, S.A. de C.V. (“INVECAMEX”) and Cash America International, Inc. (the “Company”) (1)	8-K	001-09733	2.1	12/17/08

2.5	First Amendment dated December 15, 2008 to Securities Purchase Agreement dated December 11, 2008 by and among Creazione, Cash America of Mexico, Inc., Capital International S.à.r.l., St. Claire, the Seller Parties set forth therein, INVECAMEX and the Company (1)	8-K	001-09733	2.2	12/17/08

2.6	Option Agreement dated December 11, 2008 between Cash America of Mexico, Inc. and St. Claire (1)	8-K	001-09733	2.3	12/17/08

2.7	First Amendment dated December 15, 2008 to Option Agreement dated December 11, 2008 between Cash America of Mexico, Inc. and St. Claire (1)	8-K	001-09733	2.4	12/17/08

3.1	Articles of Incorporation of Cash America Investments, Inc. filed in the office of the Secretary of State of Texas on October 4, 1984	S-1	33-10752	3.1	12/11/86

3.2	Articles of Amendment to the Articles of Incorporation of Cash America Investments, Inc. filed in the office of the Secretary of State of Texas on October 26, 1984	S-1	33-10752	3.2	12/11/86

		Incorporated by Reference				Filed Herewith
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date

3.3	Articles of Amendment to the Articles of Incorporation of Cash America Investments, Inc. filed in the office of the Secretary of State of Texas on September 24, 1986	S-1	33-10752	3.3	12/11/86

3.4	Articles of Amendment to the Articles of Incorporation of Cash America Investments, Inc. filed in the office of the Secretary of State of Texas on September 30, 1987	S-4/A	33-17275	3.4	10/08/87

3.5	Articles of Amendment to the Articles of Incorporation of Cash America Investments, Inc. filed in the office of the Secretary of State of Texas on April 23, 1992 to change the Company’s name to “Cash America International, Inc.”	10-K	001-09733	3.5	03/29/93

3.6	Articles of Amendment to the Articles of Incorporation of the Company filed in Office of the Secretary of State of Texas on May 21, 1993	10-K	001-09733	3.6	3/30/94

3.7	Amended and Restated Bylaws of the Company effective January 1, 2010	8-K	001-09733	3.1	10/27/09

4.1	Form of Stock Certificate	10-K	001-09733	4.1	03/29/93

4.2	Indenture dated May 19, 2009 between the Company and Wells Fargo Bank, National Association as trustee	8-K	001-09733	4.1	5/19/09

10.1	Credit Agreement dated as of March 30, 2011 among the Company, the Guarantors, Wells Fargo Bank, National Association, and certain lenders named therein	8-K	001-09733	10.1	4/5/11

10.2	Standby Letter of Credit Agreement dated as of March 30, 2011 among the Company, the Guarantors and Wells Fargo Bank, National Association (1)	8-K	001-09733	10.2	4/5/11

10.3	First Amendment to Credit Agreement dated as of November 29, 2011 among the Company, the Guarantors, Wells Fargo Bank, National Association and certain lenders named therein	10-K	001-09733	10.3	2/27/12

10.4	Second Amendment to Credit Agreement dated as of November 29, 2011 among the Company, the Guarantors, Wells Fargo Bank, National Association and certain lenders named therein	8-K	001-09733	10.1	11/30/11

10.5	Note Agreement dated as of December 28, 2005 among the Company and the purchasers named therein for the issuance of the Company’s 6.12% Senior Notes due December 28, 2015 in the aggregate principal amount of $40,000,000 (1)	10-Q	001-09733	10.4	10/22/09

		Incorporated by Reference				Filed Herewith
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date

10.6	Amendment No. 1 dated December 11, 2008 to Note Agreement dated as of December 28, 2005 among the Company and the purchasers named therein	10-Q	001-09733	10.5	10/22/09

10.7	Amendment No. 2 dated May 25, 2012 to Note Agreement dated as of December 28, 2005 among the Company and the purchasers named therein	10-Q	001-09733	10.11	7/27/12

10.8	Note Purchase Agreement dated as of December 19, 2006 among the Company and the purchasers named therein for the issuance of the Company’s 6.09% Series A Senior Notes due December 19, 2016 in the aggregate principal amount of $35,000,000 and 6.21% Series B Senior Notes due December 19, 2021 in the aggregate principal amount of $25,000,000	8-K	001-09733	10.1	12/22/06

10.9	Amendment No. 1 dated December 11, 2008 to Note Purchase Agreement dated as of December 19, 2006 among the Company and the purchasers named therein	10-Q	001-09733	10.6	10/22/09

10.10	Amendment No. 2 dated May 25, 2012 to Note Purchase Agreement dated as of December 19, 2006 among the Company and the purchasers named therein	10-Q	001-09733	10.12	7/27/12

10.11	Note Purchase Agreement dated January 28, 2010 among the Company and the purchasers named therein for the issuance of the Company’s 7.26% Senior Notes due January 28, 2017 in the aggregate principal amount of $25,000,000 (1)	8-K	001-09733	10.1	2/3/10

10.12	Amendment No. 1 dated May 25, 2012 to Note Purchase Agreement dated as of January 28, 2010 among the Company and the purchasers named therein	10-Q	001-09733	10.13	7/27/12

10.13	Note Purchase Agreement dated as of August 28, 2012 among the Company and the purchasers named therein for the issuance of the Company’s 6.00% Series A Senior Notes due August 28, 2019 in the aggregate principal amount of $47,000,000 and 6.58% Series B Senior Notes due August 28, 2022 in the aggregate principal amount of $5,000,000	8-K	001-09733	10.1	9/4/12

		Incorporated by Reference				Filed Herewith
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date

10.14	Executive Employment Agreement dated May 1, 2008 by and among the Company, Cash America Management L.P., a wholly-owned subsidiary of the Company (“Cash America Management L.P.”), and Daniel R. Feehan *	8-K	001-09733	10.1	5/6/08

10.15	Amendment dated December 24, 2008 to Employment Agreement by and among the Company, Cash America Management L.P. and Daniel R. Feehan *	10-K	001-09733	10.24	02/27/09

10.16	Second Amendment to Employment Agreement dated January 26, 2011 by and among the Company, Cash America Management L.P. and Daniel R. Feehan *	8-K	001-09733	10.2	2/1/2011

10.17	Form of Cash America International, Inc. First Amended and Restated Executive Change-in-Control Severance Agreement between the Company, its Division Presidents and each of its Executive Vice Presidents *	8-K	001-09733	10.1	1/31/12

10.18	Cash America International, Inc. 1994 Long-Term Incentive Plan *	10-K	001-09733	10.5	03/29/95

10.19	Cash America International, Inc. First Amended and Restated 2004 Long-Term Incentive Plan, as amended (the “LTIP”) *	8-K	001-09733	10.1	4/28/09

10.20	Amendment to the LTIP dated May 18, 2011 (the “LTIP First Amendment”) *	10-Q	001-09733	10.2	7/22/11

10.21	Second Amendment to the 2004 LTIP (collectively with the LTIP and the LTIP First Amendment, the “2004 LTIP”) *	10-Q	001-09733	10.2	7/27/12

10.22	2013 Long-Term Incentive Plan Award Agreement for One-Time Restricted Stock Unit Grant to David A. Fisher under the 2004 LTIP dated January 29, 2013 *	8-K	001-09733	10.2	1/31/13

10.23	Form of 2012 Long-Term Incentive Plan Award Agreement for Executive Officers under the 2004 LTIP *(1)	10-Q	001-09733	10.1	4/30/12

10.24	Form of 2012 Restricted Stock Unit Award Agreement for Directors under the 2004 LTIP*	10-Q	001-09733	10.1	7/27/12

10.25	Form of 2011 Long-Term Incentive Plan Award Agreement for Executive Officers under the 2004 LTIP *(1)	10-Q	001-09733	10.2	4/22/11

		Incorporated by Reference				Filed Herewith
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date

10.26	Form of 2011 Restricted Stock Unit Award Agreement for Directors under the 2004 LTIP *	10-Q	001-09733	10.1	7/22/11

10.27	Form of 2010 Long-Term Incentive Plan Award Agreement for Executive Officers under the 2004 LTIP *(2)					X

10.28	Form of 2010 Restricted Stock Unit Award Agreement for Directors under the 2004 LTIP *	10-Q	001-09733	10.1	7/23/10

10.29	Form of 2009 Long-Term Incentive Plan Award Agreement for Executive Officers under the 2004 LTIP *(3)	10-Q	001-09733	10.10	7/27/12

10.30	Form of 2009 Restricted Stock Unit Award Agreement for Directors under the 2004 LTIP *	10-Q	001-09733	10.3	7/24/09

10.31	First form of 2008 Long Term Incentive Plan Agreement for the Executive Officers other than the Chief Executive Officer under the LTIP *(4)	10-Q	001-09733	10.8	7/27/12

10.32	Second form of 2008 Long Term Incentive Plan Agreement for the Chief Executive Officer under the LTIP *(4)	10-Q	001-09733	10.9	7/27/12

10.33	2012 Long-Term Incentive Plan Award Agreement for the E-Commerce Division of the Company under the 2004 LTIP for an award to Timothy S. Ho *(1)	10-Q	001-09733	10.1	10/30/12

10.34	Form of 2011 Long-Term Incentive Plan Award Agreement for the E-Commerce Division of the Company under the 2004 LTIP *(1)	10-Q	001-09733	10.3	4/22/11

10.35	Cash America International, Inc. Supplemental Executive Retirement Plan, as amended and restated effective January 1, 2009 *	10-K	001-09733	10.32	2/27/09

10.36	First Amendment to the Cash America International, Inc. Supplemental Executive Retirement Plan *	10-Q	001-09733	10.5	7/27/12

10.37	Enova International, Inc. Supplemental Executive Retirement Plan *	10-Q	001-09733	10.6	7/27/12

10.38	Cash America International, Inc. Nonqualified Savings Plan, as amended and restated effective January 1, 2009 *	10-K	001-09733	10.33	2/27/09

10.39	First Amendment to the Cash America International, Inc. Nonqualified Savings Plan effective October 1, 2010 *	10-Q	001-09733	10.3	7/22/11

10.40	Second Amendment to the Cash America International, Inc. Nonqualified Savings Plan *	10-Q	001-09733	10.4	7/27/12

		Incorporated by Reference				Filed Herewith
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date

10.41	Enova International, Inc. Nonqualified Savings Plan *	10-Q	001-09733	10.7	7/27/12

10.42	Cash America International, Inc. Senior Executive Bonus Plan *	DEF 14A	001-09733	1	3/29/07

10.43	First Amendment to the Cash America International, Inc. Senior Executive Bonus Plan dated January 28, 2009 *	10-K	001-09733	10.34	2/27/09

10.44	Cash America International, Inc. First Amended and Restated Senior Executive Bonus Plan *	DEF 14A	001-09733	Annex A	4/13/12

10.45	Summary of 2012 Terms and Conditions of the Cash America International, Inc. Short-Term Incentive Plan under the Cash America International, Inc. Senior Executive Bonus Plan *	10-Q	001-09733	10.2	4/30/12

10.46	Summary of 2011 Terms and Conditions of the Cash America International, Inc. Short-Term Incentive Plan under the Cash America International, Inc. Senior Executive Bonus Plan *	10-Q	001-09733	10.6	4/22/11

10.47	Cash America International, Inc. Severance Pay Plan For Executives dated December 31, 2008 *	8-K	001-09733	10.1	1/22/09

10.48	Cash America International, Inc. 401(k) Savings Plan as amended and restated effective January 1, 2010 *	S-8	333-167661	4.8	6/21/10

10.49	First Amendment to the Cash America International, Inc. 401(k) Savings Plan effective September 23, 2010 *	10-Q	001-09733	10.4	7/22/11

10.50	Second Amendment to the Cash America International, Inc. 401(k) Savings Plan effective April 29, 2011 *	10-Q	001-09733	10.5	7/22/11

10.51	Third Amendment to the Cash America International, Inc. 401(k) Savings Plan dated December 13, 2012 effective August 21, 2012*					X

10.52	Letter Agreement between David A. Fisher and the Company dated January 29, 2013 *	8-K	001-09733	10.1	1/31/13

10.53	Executive Change-in-Control Severance and Restrictive Covenant Agreement between the Company and David A. Fisher dated January 29, 2013 *	8-K	001-09733	10.3	1/31/13

		Incorporated by Reference				Filed Herewith
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date

10.54	Continued Employment and Separation Agreement between Enova Financial Holdings, LLC, a subsidiary of the Company, and Timothy S. Ho dated January 29, 2013 *	8-K	001-09733	10.4	1/31/13

21	Subsidiaries of the Company					X

23	Consent of PricewaterhouseCoopers LLP					X

31.1	Certification of Chief Executive Officer					X

31.2	Certification of Chief Financial Officer					X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

99.1	Press Release dated January 24, 2013 announcing a stock repurchase program	8-K	001-09733	99.2	1/24/13

101.INS (5)	XBRL Instance Document					X(6)

101.SCH (5)	XBRL Taxonomy Extension Schema Document					X(6)

101.CAL (5)	XBRL Taxonomy Extension Calculation Linkbase Document					X(6)

101.LAB (5)	XBRL Taxonomy Label Linkbase Document					X(6)

101.DEF (5)	XBRL Taxonomy Extension Definition Linkbase Document					X(6)

101.PRE (5)	XBRL Taxonomy Extension Presentation Linkbase Document					X(6)

*	Indicates management contract or compensatory plan, contract or arrangement.

(1)	Pursuant to 17 CFR 240.24b-2, portions of this exhibit have been omitted and have been filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.
(2)	Includes information previously omitted pursuant to a request for confidential treatment under 17 CFR 240.24b-2. A redacted version of this agreement was originally filed as Exhibit 10.2 with the Company’s quarterly report on Form 10-Q on April 23, 2010 for the quarter ended March 31, 2010.

(3)	Includes information previously omitted pursuant to a request for confidential treatment under 17 CFR 240.24b-2. A redacted version of this agreement was originally filed as Exhibit 10.3 with the Company’s quarterly report on Form 10-Q on May 4, 2009 for the quarter ended March 31, 2009.
(4)	Includes information previously omitted pursuant to a request for confidential treatment under 17 CFR 240.24b-2. A redacted version of each of these agreements was originally filed as Exhibit 10.1 and 10.2, respectively, with the Company’s quarterly report on Form 10-Q on April 28, 2008 for the quarter ended March 31, 2008.
(5)	Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2012 and December 31, 2011; (ii) Consolidated Statements of Income for the years ended December 31, 2012, December 31, 2011 and December 31, 2010; (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2012, December 31, 2011 and December 31, 2010; (iv) Consolidated Statements of Equity at December 31, 2012, December 31, 2011 and December 31, 2010; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2012, December 31, 2011 and December 31, 2010; and (vi) Notes to Consolidated Financial Statements.
(6)	Submitted electronically herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CASH AMERICA INTERNATIONAL, INC.

Date: February 28, 2013	By:	/s/ DANIEL R. FEEHAN
Daniel R. Feehan
Chief Executive Officer and President

Pursuant to the requirements of the Securities and Exchange Act of 1934, the report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JACK R. DAUGHERTY	Chairman of the Board	February 28, 2013
Jack R. Daugherty	of Directors

/s/ DANIEL R. FEEHAN	Chief Executive Officer,	February 28, 2013
Daniel R. Feehan	President and Director
(Principal Executive Officer)

/s/ THOMAS A. BESSANT, JR.	Executive Vice President and	February 28, 2013
Thomas A. Bessant, Jr.	Chief Financial Officer
(Principal Financial and
Accounting Officer)

/s/ DANIEL E. BERCE	Director	February 28, 2013
Daniel E. Berce

/s/ ALBERT GOLDSTEIN	Director	February 28, 2013
Albert Goldstein

/s/ JAMES H. GRAVES	Director	February 28, 2013
James H. Graves

/s/ B. D. HUNTER	Director	February 28, 2013
B. D. Hunter

/s/ TIMOTHY J. McKIBBEN	Director	February 28, 2013
Timothy J. McKibben

/s/ ALFRED M. MICALLEF	Director	February 28, 2013
Alfred M. Micallef

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Shareholders of

Cash America International, Inc.

Our audits of the consolidated financial statements and of the effectiveness of internal control over financial reporting referred to in our report dated February 28, 2013 appearing in this Annual Report on Form 10-K also included an audit of the financial statement schedule listed in Item 15 of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

Fort Worth, Texas

February 28, 2013

SCHEDULE II

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

For the Three Years Ended December 31, 2012

(dollars in thousands)

		Additions
Description	Balance at Beginning of Period	Charged to Expense	Charged to Other	Deductions	Balance at End of Period

Allowance for valuation of inventory

Year Ended:
December 31, 2012	$700	$151	$—	$—	$851
December 31, 2011	$700	$—	$—	$—	$700
December 31, 2010	$700	$—	$—	$—	$700

Tax valuation allowance

Year Ended:
December 31, 2012	$—	$21,846	$—	$—	$21,846
December 31, 2011	$—	$—	$—	$—	$—
December 31, 2010	$—	$—	$—	$—	$—

EXHIBIT INDEX

		Incorporated by Reference

Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

2.1	Asset Purchase Agreement dated July 28, 2010 by and among Cash America, Inc. of Nevada and Maxit Financial, LLC and its principal listed therein	8-K	001-09733	2.1	8/2/10

2.2	First Amendment to Asset Purchase Agreement dated September 29, 2010 by and among Cash America, Inc. of Nevada and Maxit Financial, LLC and its principal listed therein	10-Q	001-09733	2.2	10/21/10

2.3	Supplemental Disclosure Agreement and Second Amendment to Asset Purchase Agreement dated October 4, 2010 by and among Cash America, Inc. of Nevada and Maxit Financial, LLC and its principal listed therein	10-Q	001-09733	2.3	10/21/10

2.4	Securities Purchase Agreement dated December 11, 2008 by and among Creazione Estilo, S.A. de C.V., (“Creazione”), Cash America of Mexico, Inc., Capital International S.à.r.l., St. Claire, S.A. de C.V. (“St. Claire”), the Seller Parties set forth therein, INVECAMEX, S.A. de C.V. (“INVECAMEX”) and Cash America International, Inc. (the “Company”) (1)	8-K	001-09733	2.1	12/17/08

2.5	First Amendment dated December 15, 2008 to Securities Purchase Agreement dated December 11, 2008 by and among Creazione, Cash America of Mexico, Inc., Capital International S.à.r.l., St. Claire, the Seller Parties set forth therein, INVECAMEX and the Company (1)	8-K	001-09733	2.2	12/17/08

2.6	Option Agreement dated December 11, 2008 between Cash America of Mexico, Inc. and St. Claire (1)	8-K	001-09733	2.3	12/17/08

2.7	First Amendment dated December 15, 2008 to Option Agreement dated December 11, 2008 between Cash America of Mexico, Inc. and St. Claire (1)	8-K	001-09733	2.4	12/17/08

3.1	Articles of Incorporation of Cash America Investments, Inc. filed in the office of the Secretary of State of Texas on October 4, 1984	S-1	33-10752	3.1	12/11/86

		Incorporated by Reference

Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.2	Articles of Amendment to the Articles of Incorporation of Cash America Investments, Inc. filed in the office of the Secretary of State of Texas on October 26, 1984	S-1	33-10752	3.2	12/11/86

3.3	Articles of Amendment to the Articles of Incorporation of Cash America Investments, Inc. filed in the office of the Secretary of State of Texas on September 24, 1986	S-1	33-10752	3.3	12/11/86

3.4	Articles of Amendment to the Articles of Incorporation of Cash America Investments, Inc. filed in the office of the Secretary of State of Texas on September 30, 1987	S-4/A	33-17275	3.4	10/08/87

3.5	Articles of Amendment to the Articles of Incorporation of Cash America Investments, Inc. filed in the office of the Secretary of State of Texas on April 23, 1992 to change the Company’s name to “Cash America International, Inc.”	10-K	001-09733	3.5	03/29/93

3.6	Articles of Amendment to the Articles of Incorporation of the Company filed in Office of the Secretary of State of Texas on May 21, 1993	10-K	001-09733	3.6	3/30/94

3.7	Amended and Restated Bylaws of the Company effective January 1, 2010	8-K	001-09733	3.1	10/27/09

4.1	Form of Stock Certificate	10-K	001-09733	4.1	03/29/93

4.2	Indenture dated May 19, 2009 between the Company and Wells Fargo Bank, National Association as trustee	8-K	001-09733	4.1	5/19/09

10.1	Credit Agreement dated as of March 30, 2011 among the Company, the Guarantors, Wells Fargo Bank, National Association, and certain lenders named therein	8-K	001-09733	10.1	4/5/11

10.2	Standby Letter of Credit Agreement dated as of March 30, 2011 among the Company, the Guarantors and Wells Fargo Bank, National Association (1)	8-K	001-09733	10.2	4/5/11

10.3	First Amendment to Credit Agreement dated as of November 29, 2011 among the Company, the Guarantors, Wells Fargo Bank, National Association and certain lenders named therein	10-K	001-09733	10.3	2/27/12

		Incorporated by Reference

Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.4	Second Amendment to Credit Agreement dated as of November 29, 2011 among the Company, the Guarantors, Wells Fargo Bank, National Association and certain lenders named therein	8-K	001-09733	10.1	11/30/11

10.5	Note Agreement dated as of December 28, 2005 among the Company and the purchasers named therein for the issuance of the Company’s 6.12% Senior Notes due December 28, 2015 in the aggregate principal amount of $40,000,000 (1)	10-Q	001-09733	10.4	10/22/09

10.6	Amendment No. 1 dated December 11, 2008 to Note Agreement dated as of December 28, 2005 among the Company and the purchasers named therein	10-Q	001-09733	10.5	10/22/09

10.7	Amendment No. 2 dated May 25, 2012 to Note Agreement dated as of December 28, 2005 among the Company and the purchasers named therein	10-Q	001-09733	10.11	7/27/12

10.8	Note Purchase Agreement dated as of December 19, 2006 among the Company and the purchasers named therein for the issuance of the Company’s 6.09% Series A Senior Notes due December 19, 2016 in the aggregate principal amount of $35,000,000 and 6.21% Series B Senior Notes due December 19, 2021 in the aggregate principal amount of $25,000,000	8-K	001-09733	10.1	12/22/06

10.9	Amendment No. 1 dated December 11, 2008 to Note Purchase Agreement dated as of December 19, 2006 among the Company and the purchasers named therein	10-Q	001-09733	10.6	10/22/09

10.10	Amendment No. 2 dated May 25, 2012 to Note Purchase Agreement dated as of December 19, 2006 among the Company and the purchasers named therein	10-Q	001-09733	10.12	7/27/12

10.11	Note Purchase Agreement dated January 28, 2010 among the Company and the purchasers named therein for the issuance of the Company’s 7.26% Senior Notes due January 28, 2017 in the aggregate principal amount of $25,000,000 (1)	8-K	001-09733	10.1	2/3/10

10.12	Amendment No. 1 dated May 25, 2012 to Note Purchase Agreement dated as of January 28, 2010 among the Company and the purchasers named therein	10-Q	001-09733	10.13	7/27/12

10.13	Note Purchase Agreement dated as of August 28, 2012 among the Company and the purchasers named therein for the issuance of the Company’s 6.00% Series A Senior Notes due August 28, 2019 in the aggregate principal amount of $47,000,000 and 6.58% Series B Senior Notes due August 28, 2022 in the aggregate principal amount of $5,000,000	8-K	001-09733	10.1	9/4/12

		Incorporated by Reference

Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.14	Executive Employment Agreement dated May 1, 2008 by and among the Company, Cash America Management L.P., a wholly-owned subsidiary of the Company (“Cash America Management L.P.”), and Daniel R. Feehan *	8-K	001-09733	10.1	5/6/08

10.15	Amendment dated December 24, 2008 to Employment Agreement by and among the Company, Cash America Management L.P. and Daniel R. Feehan *	10-K	001-09733	10.24	02/27/09

10.16	Second Amendment to Employment Agreement dated January 26, 2011 by and among the Company, Cash America Management L.P. and Daniel R. Feehan *	8-K	001-09733	10.2	2/1/2011

10.17	Form of Cash America International, Inc. First Amended and Restated Executive Change-in-Control Severance Agreement between the Company, its Division Presidents and each of its Executive Vice Presidents *	8-K	001-09733	10.1	1/31/12

10.18	Cash America International, Inc. 1994 Long-Term Incentive Plan *	10-K	001-09733	10.5	03/29/95

10.19	Cash America International, Inc. First Amended and Restated 2004 Long-Term Incentive Plan, as amended (the “LTIP”) *	8-K	001-09733	10.1	4/28/09

10.20	Amendment to the LTIP dated May 18, 2011 (the “LTIP First Amendment”) *	10-Q	001-09733	10.2	7/22/11

10.21	Second Amendment to the 2004 LTIP (collectively with the LTIP and the LTIP First Amendment, the “2004 LTIP”) *	10-Q	001-09733	10.2	7/27/12

10.22	2013 Long-Term Incentive Plan Award Agreement for One-Time Restricted Stock Unit Grant to David A. Fisher under the 2004 LTIP dated January 29, 2013 *	8-K	001-09733	10.2	1/31/13

10.23	Form of 2012 Long-Term Incentive Plan Award Agreement for Executive Officers under the 2004 LTIP *(1)	10-Q	001-09733	10.1	4/30/12

10.24	Form of 2012 Restricted Stock Unit Award Agreement for Directors under the 2004 LTIP*	10-Q	001-09733	10.1	7/27/12

		Incorporated by Reference

Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.25	Form of 2011 Long-Term Incentive Plan Award Agreement for Executive Officers under the 2004 LTIP *(1)	10-Q	001-09733	10.2	4/22/11

10.26	Form of 2011 Restricted Stock Unit Award Agreement for Directors under the 2004 LTIP *	10-Q	001-09733	10.1	7/22/11

10.27	Form of 2010 Long-Term Incentive Plan Award Agreement for Executive Officers under the 2004 LTIP *(2)					X

10.28	Form of 2010 Restricted Stock Unit Award Agreement for Directors under the 2004 LTIP *	10-Q	001-09733	10.1	7/23/10

10.29	Form of 2009 Long-Term Incentive Plan Award Agreement for Executive Officers under the 2004 LTIP *(3)	10-Q	001-09733	10.10	7/27/12

10.30	Form of 2009 Restricted Stock Unit Award Agreement for Directors under the 2004 LTIP *	10-Q	001-09733	10.3	7/24/09

10.31	First form of 2008 Long Term Incentive Plan Agreement for the Executive Officers other than the Chief Executive Officer under the LTIP *(4)	10-Q	001-09733	10.8	7/27/12

10.32	Second form of 2008 Long Term Incentive Plan Agreement for the Chief Executive Officer under the LTIP *(4)	10-Q	001-09733	10.9	7/27/12

10.33	2012 Long-Term Incentive Plan Award Agreement for the E-Commerce Division of the Company under the 2004 LTIP for an award to Timothy S. Ho *(1)	10-Q	001-09733	10.1	10/30/12

10.34	Form of 2011 Long-Term Incentive Plan Award Agreement for the E-Commerce Division of the Company under the 2004 LTIP *(1)	10-Q	001-09733	10.3	4/22/11

10.35	Cash America International, Inc. Supplemental Executive Retirement Plan, as amended and restated effective January 1, 2009 *	10-K	001-09733	10.32	2/27/09

10.36	First Amendment to the Cash America International, Inc. Supplemental Executive Retirement Plan *	10-Q	001-09733	10.5	7/27/12

10.37	Enova International, Inc. Supplemental Executive Retirement Plan *	10-Q	001-09733	10.6	7/27/12

10.38	Cash America International, Inc. Nonqualified Savings Plan, as amended and restated effective January 1, 2009 *	10-K	001-09733	10.33	2/27/09

10.39	First Amendment to the Cash America International, Inc. Nonqualified Savings Plan effective October 1, 2010 *	10-Q	001-09733	10.3	7/22/11

		Incorporated by Reference

Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.40	Second Amendment to the Cash America International, Inc. Nonqualified Savings Plan *	10-Q	001-09733	10.4	7/27/12

10.41	Enova International, Inc. Nonqualified Savings Plan *	10-Q	001-09733	10.7	7/27/12

10.42	Cash America International, Inc. Senior Executive Bonus Plan *	DEF 14A	001-09733	1	3/29/07

10.43	First Amendment to the Cash America International, Inc. Senior Executive Bonus Plan dated January 28, 2009 *	10-K	001-09733	10.34	2/27/09

10.44	Cash America International, Inc. First Amended and Restated Senior Executive Bonus Plan *	DEF 14A	001-09733	Annex A	4/13/12

10.45	Summary of 2012 Terms and Conditions of the Cash America International, Inc. Short-Term Incentive Plan under the Cash America International, Inc. Senior Executive Bonus Plan *	10-Q	001-09733	10.2	4/30/12

10.46	Summary of 2011 Terms and Conditions of the Cash America International, Inc. Short-Term Incentive Plan under the Cash America International, Inc. Senior Executive Bonus Plan *	10-Q	001-09733	10.6	4/22/11

10.47	Cash America International, Inc. Severance Pay Plan For Executives dated December 31, 2008 *	8-K	001-09733	10.1	1/22/09

10.48	Cash America International, Inc. 401(k) Savings Plan as amended and restated effective January 1, 2010 *	S-8	333-167661	4.8	6/21/10

10.49	First Amendment to the Cash America International, Inc. 401(k) Savings Plan effective September 23, 2010 *	10-Q	001-09733	10.4	7/22/11

10.50	Second Amendment to the Cash America International, Inc. 401(k) Savings Plan effective April 29, 2011 *	10-Q	001-09733	10.5	7/22/11

10.51	Third Amendment to the Cash America International, Inc. 401(k) Savings Plan dated December 13, 2012 effective August 21, 2012*					X

10.52	Letter Agreement between David A. Fisher and the Company dated January 29, 2013 *	8-K	001-09733	10.1	1/31/13

Incorporated by Reference

Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.53	Executive Change-in-Control Severance and Restrictive Covenant Agreement between the Company and David A. Fisher dated January 29, 2013 *	8-K	001-09733	10.3	1/31/13

10.54	Continued Employment and Separation Agreement between Enova Financial Holdings, LLC, a subsidiary of the Company, and Timothy S. Ho dated January 29, 2013 *	8-K	001-09733	10.4	1/31/13

21	Subsidiaries of the Company					X

23	Consent of PricewaterhouseCoopers LLP					X

31.1	Certification of Chief Executive Officer					X

31.2	Certification of Chief Financial Officer					X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

99.1	Press Release dated January 24, 2013 announcing a stock repurchase program	8-K	001-09733	99.2	1/24/13

101.INS (5)	XBRL Instance Document					X(6)

101.SCH (5)	XBRL Taxonomy Extension Schema Document					X(6)

101.CAL (5)	XBRL Taxonomy Extension Calculation Linkbase Document					X(6)

101.LAB (5)	XBRL Taxonomy Label Linkbase Document					X(6)

101.DEF (5)	XBRL Taxonomy Extension Definition Linkbase Document					X(6)

101.PRE (5)	XBRL Taxonomy Extension Presentation Linkbase Document					X(6)

*	Indicates management contract or compensatory plan, contract or arrangement.

(1)	Pursuant to 17 CFR 240.24b-2, portions of this exhibit have been omitted and have been filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.
(2)	Includes information previously omitted pursuant to a request for confidential treatment under 17 CFR 240.24b-2. A redacted version of this agreement was originally filed as Exhibit 10.2 with the Company’s quarterly report on Form 10-Q on April 23, 2010 for the quarter ended March 31, 2010.

(3)	Includes information previously omitted pursuant to a request for confidential treatment under 17 CFR 240.24b-2. A redacted version of this agreement was originally filed as Exhibit 10.3 with the Company’s quarterly report on Form 10-Q on May 4, 2009 for the quarter ended March 31, 2009.
(4)	Includes information previously omitted pursuant to a request for confidential treatment under 17 CFR 240.24b-2. A redacted version of each of these agreements was originally filed as Exhibit 10.1 and 10.2, respectively, with the Company’s quarterly report on Form 10-Q on April 28, 2008 for the quarter ended March 31, 2008.
(5)	Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2012 and December 31, 2011; (ii) Consolidated Statements of Income for the years ended December 31, 2012, December 31, 2011 and December 31, 2010; (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2012, December 31, 2011 and December 31, 2010; (iv) Consolidated Statements of Equity at December 31, 2012, December 31, 2011 and December 31, 2010; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2012, December 31, 2011 and December 31, 2010; and (vi) Notes to Consolidated Financial Statements.
(6)	Submitted electronically herewith.