Form 10-Q
period 2013-03-31
CASH AMERICA INTERNATIONAL INC
filed 2013-04-26
CIK 807884

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

  (Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Yes    ☐         No    ☑

APPLICABLE ONLY TO CORPORATE ISSUERS:

28,533,220 of the Registrants’ common shares, $.10 par value, were issued and outstanding as of April 22, 2013.

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

•	public perception of the Company’s business, including its consumer loan business and its business practices;

•	the deterioration of the political, regulatory or economic environment in foreign countries where the Company operates or in the future may operate;

•	fluctuations, including a sustained decrease, in the price of gold or a deterioration in economic conditions;

•

the effect of any current or future litigation proceedings and any judicial decisions or rule-making that affect the Company, its products or the legality or enforceability of its arbitration agreements;

•	the actions of third parties who provide, acquire or offer products and services to, from or for the Company;

•	the ability of the Company to maintain an allowance or liability for estimated losses on consumer loans that are adequate to absorb credit losses;

•	changes in demand for the Company’s services, changes in competition and the continued acceptance of the online channel by the Company’s online consumer loan customers;

•	the ability of the Company to attract and retain qualified executive officers;

•	a prolonged interruption in the Company’s operations of its facilities, systems and business functions, including its information technology and other business systems;

•	the ability of the Company to open new locations in accordance with plans or to successfully integrate newly acquired businesses into the Company’s operations;

•	interest rate and foreign currency exchange rate fluctuations;

•	changes in the capital markets, including the debt and equity markets;

•	changes in the Company’s ability to satisfy its debt obligations or to refinance existing debt obligations or obtain new capital to finance growth;

•	cyber attacks or security breaches;

•	acts of God, war or terrorism, pandemics and other events;

•	the effect of any of the above changes on the Company’s business or the markets in which the Company operates; and

•	other risks and uncertainties described in this report or from time to time in the Company’s filings with the Securities and Exchange Commission (the “SEC”).

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share data)

(Unaudited)

	March 31,		December 31,
	2013	2012	2012
Assets
Current assets:
Cash and cash equivalents	$78,361	$63,606	$63,134
Pawn loans	202,982	206,343	244,640
Consumer loans, net	253,801	200,365	289,418
Merchandise held for disposition, net	146,041	139,519	167,409
Pawn loan fees and service charges receivable	40,560	38,797	48,991
Income taxes receivable	15,522	—	—
Prepaid expenses and other assets	38,431	34,213	35,605
Deferred tax assets	45,771	32,312	48,992
Total current assets	821,469	715,155	898,189
Property and equipment, net	255,165	250,722	261,771
Goodwill	611,240	567,830	608,216
Intangible assets, net	35,168	33,956	36,473
Other assets	12,405	15,074	13,609
Total assets	$1,735,447	$1,582,737	$1,818,258

Liabilities and Equity
Current liabilities:
Accounts payable and accrued expenses	$115,886	$88,472	$126,664
Customer deposits	12,826	11,464	11,420
Income taxes currently payable	—	19,894	5,922
Current portion of long-term debt	22,606	35,939	43,617
Total current liabilities	151,318	155,769	187,623
Deferred tax liabilities	104,524	92,277	101,711
Noncurrent income tax payable	37,094	2,602	2,703
Other liabilities	1,418	1,254	888
Long-term debt	427,777	371,969	534,713
Total liabilities	$722,131	$623,871	$827,638

Equity:
Cash America International, Inc. equity:
Common stock, $0.10 par value per share, 80,000,000 shares authorized, 30,235,164 shares issued and outstanding	3,024	3,024	3,024
Additional paid-in capital	155,617	164,722	157,613
Retained earnings	922,347	816,496	879,434
Accumulated other comprehensive income	4,202	3,460	3,128
Treasury shares, at cost (1,713,387 shares, 888,336 shares and 1,351,712 shares as of March 31, 2013 and 2012, and as of December 31, 2012, respectively)	(70,596)	(33,051)	(51,304)
Total Cash America International, Inc. shareholders’ equity	1,014,594	954,651	991,895
Noncontrolling interest	(1,278)	4,215	(1,275)
Total equity	1,013,316	958,866	990,620
Total liabilities and equity	$1,735,447	$1,582,737	$1,818,258

See notes to consolidated financial statements.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2013	2012
Revenue
Pawn loan fees and service charges	$75,914	$72,899
Proceeds from disposition of merchandise	178,717	208,383
Consumer loan fees	210,205	172,840
Other	3,292	3,366
Total Revenue	468,128	457,488
Cost of Revenue
Disposed merchandise	121,335	138,321
Consumer loan loss provision	74,852	62,383
Total Cost of Revenue	196,187	200,704

Net Revenue	271,941	256,784
Expenses
Operations and administration	176,824	170,155
Depreciation and amortization	17,531	14,621
Total Expenses	194,355	184,776
Income from Operations	77,586	72,008
Interest expense	(7,445)	(7,176)
Interest income	63	29
Foreign currency transaction (loss) gain	(377)	87
Equity in loss of unconsolidated subsidiary	(111)	(117)
Income before Income Taxes	69,716	64,831
Provision for income taxes	25,794	24,308
Net Income	43,922	40,523
Net loss attributable to the noncontrolling interest	4	944
Net Income Attributable to Cash America International, Inc.	$43,926	$41,467
Earnings Per Share:
Net Income attributable to Cash America International, Inc. common shareholders:
Basic	$1.51	$1.40
Diluted	$1.40	$1.30
Weighted average common shares outstanding:
Basic	29,100	29,616
Diluted	31,371	31,912
Dividends declared per common share	$0.035	$0.035

See notes to consolidated financial statements.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(dollars in thousands)

(Unaudited)

	Three Months Ended March 31,
	2013	2012
Net income	$43,922	$40,523
Other comprehensive gain, net of tax:
Unrealized derivatives gain (a)	—	12
Foreign currency translation gain(b)	434	9,615
Marketable securities unrealized gain(c)	641	750
Total other comprehensive gain, net of tax	1,075	10,377
Comprehensive income	$44,997	$50,900
Net loss attributable to the noncontrolling interest	4	944
Foreign currency translation gain, net of tax, attributable to the noncontrolling interest	(1)	(21)
Comprehensive loss attributable to the noncontrolling interest	3	923
Comprehensive income attributable to Cash America International, Inc.	$45,000	$51,823

(a)	Net of tax benefit (provision) of $(6) for the three months ended March 31, 2012.
(b)	Net of tax benefit (provision) of $1,420 and $(1,105) for the three months ended March 31, 2013 and 2012, respectively.
(c)	Net of tax benefit (provision) of $(345) and $(403) for the three months ended March 31, 2013 and 2012, respectively.

See notes to consolidated financial statements.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

(dollars in thousands, except per share data)

(Unaudited)

	Common Stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Treasury shares, at cost		Total share- holders’ equity	Non- controlling interest	Total Equity
	Shares	Amount				Shares	Amount
Balance as of January 1, 2012	30,235,164	$3,024	$167,683	$776,060	$(6,896)	(1,011,356)	$(37,419)	$902,452	$5,138	$907,590
Shares issued under stock-based plans			(5,805)			167,765	6,304	499		499
Stock-based compensation expense			1,555					1,555		1,555
Income tax benefit from stock-based compensation			1,289					1,289		1,289
Net income attributable to Cash America International, Inc.				41,467				41,467		41,467
Dividends paid				(1,031)				(1,031)		(1,031)
Unrealized derivatives gain, net of tax					12			12		12
Foreign currency translation gain, net of tax					9,594			9,594	21	9,615
Marketable securities unrealized gain, net of tax					750			750		750
Purchases of treasury shares						(44,745)	(1,936)	(1,936)		(1,936)
Loss attributable to the noncontrolling interest								—	(944)	(944)
Balance as of March 31, 2012	30,235,164	$3,024	$164,722	$816,496	$3,460	(888,336)	$(33,051)	$954,651	$4,215	$958,866

Balance as of January 1, 2013	30,235,164	$3,024	$157,613	$879,434	$3,128	(1,351,712)	$(51,304)	$991,895	$(1,275)	$990,620
Shares issued under stock-based plans			(4,077)			106,080	4,077	—		—
Stock-based compensation expense			1,568					1,568		1,568
Income tax benefit from stock-based compensation			513					513		513
Net income attributable to Cash America International, Inc.				43,926				43,926		43,926
Dividends paid				(1,013)				(1,013)		(1,013)
Foreign currency translation gain, net of tax					433			433	1	434
Marketable securities unrealized gain, net of tax					641			641		641
Purchases of treasury shares						(467,755)	(23,369)	(23,369)		(23,369)
Loss attributable to the noncontrolling interest								—	(4)	(4)
Balance as of March 31, 2013	30,235,164	$3,024	$155,617	$922,347	$4,202	(1,713,387)	$(70,596)	$1,014,594	$(1,278)	$1,013,316

See notes to consolidated financial statements.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

(Unaudited)

	Three Months Ended March 31,
	2013	2012
Cash Flows from Operating Activities
Net Income	$43,922	$40,523
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expenses	17,531	14,621
Amortization of debt discount and issuance costs	1,320	929
Consumer loan loss provision	74,852	62,383
Stock-based compensation	1,568	1,555
Deferred income taxes, net	7,109	4,198
Excess income tax benefit from stock-based compensation	(513)	(1,289)
Other	1,762	458
Changes in operating assets and liabilities, net of assets acquired:
Merchandise other than forfeited	11,434	8,592
Pawn loan fees and service charges receivable	8,454	9,470
Finance and service charges on consumer loans	3,493	2,781
Prepaid expenses and other assets	(137)	(1,778)
Accounts payable and accrued expenses	(7,186)	(16,251)
Current and noncurrent income taxes	13,559	8,734
Other operating assets and liabilities	1,393	1,587
Net cash provided by operating activities	178,561	136,513
Cash Flows from Investing Activities
Pawn loans made	(163,016)	(172,027)
Pawn loans repaid	129,093	132,570
Principal recovered through dispositions of forfeited pawn loans	84,745	101,624
Consumer loans made or purchased	(469,625)	(416,429)
Consumer loans repaid	422,015	368,371
Acquisitions, net of cash acquired	(213)	(4,184)
Purchases of property and equipment	(9,462)	(16,665)
Other investing activities	399	—
Net cash used in investing activities	(6,064)	(6,740)
Cash Flows from Financing Activities
Net payments under bank lines of credit	(121,690)	(124,726)
Net proceeds from re-issuance of treasury shares	—	499
Payments on notes payable	(7,084)	(5,417)
Excess income tax benefit from stock-based compensation	513	1,289
Treasury shares purchased	(23,369)	(1,936)
Dividends paid	(1,013)	(1,031)
Net cash used in financing activities	(152,643)	(131,322)
Effect of exchange rates on cash	(4,627)	2,613
Net increase in cash and cash equivalents	15,227	1,064
Cash and cash equivalents at beginning of year	63,134	62,542
Cash and cash equivalents at end of period	$78,361	$63,606
Supplemental Disclosures
Non-cash investing and financing activities
Pawn loans forfeited and transferred to merchandise held for disposition	$75,809	$88,066
Pawn loans renewed	$65,453	$70,823
Consumer loans renewed	$163,760	$159,738

See notes to consolidated financial statements.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include all of the accounts of Cash America International, Inc. and its subsidiaries (the “Company”). All significant intercompany accounts and transactions have been eliminated in consolidation.

The financial statements as of March 31, 2013 and 2012 and for the three-month periods then ended are unaudited but, in management’s opinion, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for such interim periods. The year-end consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles in the United States of America (“GAAP”). Operating results for the three-month period are not necessarily indicative of the results that may be expected for the full fiscal year.

These financial statements and related notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

The Company has a contractual relationship with a third party entity, Huminal, S.A. de C.V., a Mexican sociedad anónima de capital variable (“Huminal”). One of the Company’s subsidiaries qualifies as the primary beneficiary of Huminal in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810, Consolidation (“ASC 810”). Therefore, the results and balances of Huminal are consolidated and allocated to net income attributable to noncontrolling interests.

Adopted Accounting Standards

In February 2013, the FASB issued Accounting Standards Update (“ASU”) No. 2013-02, Comprehensive Income (Topic 220) — Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU 2013-02”), which improves the reporting of reclassifications out of accumulated other comprehensive income. ASU 2013-02 requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under GAAP to be reclassified in its entirety to net income. For other amounts that are not required under GAAP to be reclassified in their entirety from accumulated other comprehensive income to net income in the same reporting period, an entity is required to cross-reference other disclosures required under GAAP that provide additional detail about those amounts. The Company adopted ASU 2013-02 on January 1, 2013, and the adoption did not have a material effect on its financial position, results of operations or other comprehensive income. See Notes 12 and 13.

In July 2012, the FASB issued ASU No. 2012-02, Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment (“ASU 2012-02”). ASU 2012-02 provides companies with the option to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not (a likelihood of more than 50 percent) that the indefinite-lived intangible asset is impaired. If a company concludes that it is more likely than not that the asset is impaired, it is required to determine the fair value of the intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying value in accordance with ASC 350, Intangibles—Goodwill and Other. If a company concludes otherwise, no further quantitative assessment is required. ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, although early adoption is permitted. The Company adopted ASU 2012-02 on January 1, 2013, and the adoption did not have a material effect on its financial position or results of operations. The Company’s annual indefinite-lived intangible asset impairment test will be performed during the second quarter of 2013.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

In December 2011, the FASB issued ASU No. 2011-11, Disclosures about Offsetting Assets and Liabilities (Topic 210) (“ASU 2011-11”). ASU 2011-11 requires a company to provide enhanced disclosures about financial instruments and derivative instruments that are either presented on a net basis in the statement of financial position or are subject to an enforceable master netting or similar arrangement. In January 2013, the FASB issued ASU No. 2013-01, Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities (“ASU 2013-01”), which limits the scope of ASU 2011-11 by requiring additional disclosure about financial instruments and derivative instruments that are either offset in the statement of financial position or subject to an enforceable master netting arrangement. ASU 2013-01 requires retrospective disclosure for all comparative periods. ASU 2011-11 and ASU 2013-01 are effective for annual and interim reporting periods beginning January 1, 2013. The Company adopted ASU 2011-11 and ASU 2013-01 on January 1, 2013, and the adoption of these standards did not have a material effect on its financial position or results of operations. See Note 13.

Accounting Standards to be Adopted in Future Periods

In March 2013, the FASB issued ASU No. 2013-05, Foreign Currency Matters (Topic 830): Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity (a consensus of the FASB Emerging Issues Task Force) (“ASU 2013-05”), which applies to the release of the cumulative translation adjustment into net income when a parent either sells all or a part of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a business (other than a sale of in substance real estate or conveyance of oil and gas mineral rights) within a foreign entity. ASU 2013-05 is effective prospectively for fiscal years (and interim reporting periods within those years) beginning after December 15, 2013. The Company does not expect ASU 2013-05 to have a material effect on the Company’s results of operations, financial condition, or other comprehensive income.

2.	Reorganization of Mexico-based Pawn Operations

On September 24, 2012, the Company’s Board of Directors approved a plan to significantly modify the business plan and strategy of the Company’s Mexico-based pawn operations, which comprise the foreign component of its retail services segment. The Company reorganized these operations to include only full-service pawn locations that offer pawn loans based on the pledge of general merchandise and jewelry-based collateral and the net closure of 148 of its Mexico-based pawn locations that primarily offered pawn loans based on the pledge of jewelry-based collateral (the “Mexico Reorganization”). The Mexico Reorganization was substantially completed as of December 31, 2012. As of March 31, 2013, the Company was operating 47 full-service pawn locations in Mexico. The Mexico Reorganization reflects management’s decision to modify its strategy in Mexico to achieve profitability in its Mexico-based pawn operations and to evaluate the potential to expand its services to customers in Latin American markets.

The following table summarizes the balance of accrued exit costs related to the Mexico Reorganization and the changes in the accrued expenses as of and for the three months ended March 31, 2013 (dollars in thousands):

		For the Three Months Ended March 31, 2013
	Accrued Balance as of December 31, 2012	Charges	Cash Payments	Foreign currency changes	Accrued balance as of March 31, 2013
Lease termination costs	$109	$—	$(106)	$(3)	$—
Total	$109	$—	$(106)	$(3)	$—

The accrued reorganization charges were included in “Accounts payable and accrued liabilities” in the Company’s consolidated balance sheets as of December 31, 2012.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

3.	Credit Quality Information on Pawn Loans

The Company manages its pawn loan portfolio by monitoring the type and adequacy of collateral compared to historical gross profit margins. If a pawn loan defaults, the Company relies on the disposition of pawned property to recover the principal amount of an unpaid pawn loan, plus a yield on the investment, because the Company’s pawn loans are non-recourse against the customer. In addition, the customer’s creditworthiness does not affect the Company’s financial position or results of operations. Generally, forfeited merchandise has historically sold for an amount in excess of the cost of goods sold (which is the lower of cost, or the cost basis in the loan or amount paid for purchased merchandise, or fair value). Goods pledged to secure pawn loans are tangible personal property items such as jewelry, tools, televisions and other electronics, musical instruments and other miscellaneous items. A pawn loan is considered delinquent if the customer does not repay or, where allowed by law, renew or extend the loan on or prior to its contractual maturity date plus any applicable grace period. Pawn loan fees and service charges do not accrue on delinquent pawn loans. When a pawn loan is considered delinquent, any accrued pawn loan fees and service charges are reversed and no additional pawn loan fees and service charges are accrued. As of March 31, 2013 and 2012 and December 31, 2012, the Company had current pawn loans outstanding of $195.9 million, $202.6 million and $235.3 million, respectively, and delinquent pawn loans outstanding of $7.1 million, $3.7 million and $9.3 million, respectively.

4.	Consumer Loans, Credit Quality Information on Consumer Loans, Allowance and Liability for Estimated Losses on Consumer Loans and Guarantees of Consumer Loans

Consumer loan fee revenue generated from the Company’s consumer loans for the three months ended March 31, 2013 and 2012 was as follows (dollars in thousands):

	Three Months Ended March 31,
	2013	2012
Interest and fees on short-term loans	$140,215	$136,642
Interest and fees on line of credit accounts	23,234	11,651
Interest and fees on installment loans	46,756	24,547
Total consumer loan revenue	$210,205	$172,840

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

Allowance and Liability for Estimated Losses on Consumer Loans

The Company monitors the performance of its consumer loan portfolio and maintains either an allowance or liability for estimated losses on consumer loans (including fees and interest) at a level estimated to be adequate to absorb credit losses inherent in the portfolio. The allowance for losses on the Company’s owned consumer loans reduces the outstanding loan balance in the consolidated balance sheets. The liability for estimated losses related to loans guaranteed by the Company under its credit services organization programs (“CSO programs”), which approximates the fair value of the liability, is included in “Accounts payable and accrued expenses” in the consolidated balance sheets.

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

The allowance or liability for short-term loans classified as current is based on historical loss rates adjusted for recent default trends for current loans. For delinquent short-term loans, the allowance or liability for estimated losses is based on a six-month rolling average of loss rates by stage of collection. For line of credit and installment loan portfolios, the Company generally uses a migration analysis to estimate losses inherent in the portfolio. The allowance or liability calculation under the migration analysis is based on historical charge-off experience and the loss emergence period, which represents the average amount of time between the first occurrence of a loss event to the charge-off of a loan. The factors the Company considers to assess the adequacy of the allowance or liability include past due performance, historical behavior of monthly vintages, underwriting changes and recent trends in delinquency in the migration analysis.

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

The components of Company-owned consumer loan portfolio receivables as of March 31, 2013 and 2012 and December 31, 2012 were as follows (dollars in thousands):

	As of March 31, 2013
	Short-term Loans	Line of Credit Accounts	Installment Loans	Total
Current loans	$119,280	$32,039	$110,630	$261,949
Delinquent loans	48,448	4,916	16,155	69,519
Total consumer loans, gross	167,728	36,955	126,785	331,468
Less: allowance for losses	(42,570)	(8,064)	(27,033)	(77,667)
Consumer loans, net	$125,158	$28,891	$99,752	$253,801

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

	As of March 31, 2012
	Short-term Loans	Line of Credit Accounts	Installment Loans	Total
Current loans	$117,877	$18,281	$65,127	$201,285
Delinquent loans	45,941	1,834	10,018	57,793
Total consumer loans, gross	163,818	20,115	75,145	259,078
Less: allowance for losses	(39,907)	(3,518)	(15,288)	(58,713)
Consumer loans, net	$123,911	$16,597	$59,857	$200,365

	As of December 31, 2012
	Short-term Loans	Line of Credit Accounts	Installment Loans	Total
Current loans	$146,732	$36,603	$117,641	$300,976
Delinquent loans	52,565	6,097	15,483	74,145
Total consumer loans, gross	199,297	42,700	133,124	375,121
Less: allowance for losses	(45,982)	(11,107)	(28,614)	(85,703)
Consumer loans, net	$153,315	$31,593	$104,510	$289,418

Changes in the allowance for losses for the Company-owned loans and the liability for estimated losses on the Company’s guarantees of third-party lender-owned loans during the three months ended March 31, 2013 and 2012 were as follows (dollars in thousands):

	Three Months Ended March 31, 2013
	Short-term Loans	Line of Credit Accounts	Installment Loans	Total
Allowance for losses for Company-owned consumer loans:
Balance at beginning of period	$45,982	$11,107	$28,614	$85,703
Consumer loan loss provision	46,553	6,553	23,149	76,255
Charge-offs	(60,790)	(11,202)	(27,744)	(99,736)
Recoveries	10,825	1,606	3,014	15,445

Balance at end of period	$42,570	$8,064	$27,033	$77,667

Liability for third-party lender-owned consumer loans:

Balance at beginning of period	$2,934	$-	$564	$3,498
Decrease in liability	(1,387)	-	(16)	(1,403)

Balance at end of period	$1,547	$-	$548	$2,095

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

	Three Months Ended March 31, 2012
	Short-term Loans	Line of Credit Accounts	Installment Loans	Total
Allowance for losses for Company-owned consumer loans:

Balance at beginning of period	$46,406	$3,723	$12,943	$63,072
Consumer loan loss provision	45,534	3,420	14,498	63,452
Charge-offs	(61,255)	(4,021)	(13,337)	(78,613)
Recoveries	9,222	396	1,184	10,802

Balance at end of period	$39,907	$3,518	$15,288	$58,713
Liability for third-party lender-owned consumer loans:

Balance at beginning of period	$2,617	$-	$445	$3,062
Decrease in liability	(987)	-	(82)	(1,069)

Balance at end of period	$1,630	$-	$363	$1,993

Guarantees of Consumer Loans

In connection with its CSO programs, the Company guarantees consumer loan payment obligations to unrelated third-party lenders and is required to purchase any defaulted loans it has guaranteed. The guarantee represents an obligation to purchase specific loans that go into default. Short-term loans that are guaranteed generally have terms of less than 90 days. Secured auto equity loans, which are included in the Company’s installment loan portfolio, that are guaranteed typically have an average term of less than 24 months, with available terms of up to 42 months. As of March 31, 2013 and 2012 and December 31, 2012, the amount of consumer loans guaranteed by the Company was $43.9 million, $44.5 million, and $64.7 million, respectively, representing amounts due under consumer loans originated by third-party lenders under the CSO programs. The estimated fair value of the liability for estimated losses on consumer loans guaranteed by the Company of $2.1 million, $2.0 million and $3.5 million, as of March 31, 2013 and 2012 and December 31, 2012, respectively, is included in “Accounts payable and accrued expenses” in the accompanying consolidated balance sheets.

5.	Merchandise Held for Disposition

Merchandise held for disposition and the related allowance as of March 31, 2013 and 2012 and December 31, 2012 associated with the Company’s domestic and foreign retail services operations were as follows (dollars in thousands):

	As of March 31,						As of December 31,
	2013			2012			2012
	Total	Allowance	Net	Total	Allowance	Net	Total	Allowance	Net
Domestic	$141,507	$(840)	$140,667	$128,906	$(700)	$128,206	$162,495	$(840)	$161,655
Foreign	5,385	(11)	5,374	11,313	-	11,313	5,765	(11)	5,754
Total	$146,892	$(851)	$146,041	$140,219	$(700)	$139,519	$168,260	$(851)	$167,409

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

6.	Long-Term Debt

The Company’s long-term debt instruments and balances outstanding as of March 31, 2013 and 2012 and December 31, 2012 were as follows (dollars in thousands):

	Balance as of
	March 31,		December 31,
	2013	2012	2012
Domestic and multi-currency line of credit up to $380,000 ($100,000 matures May 2013, $280,000 matures March 2015)	$179,321	$156,113	$301,011
6.12% senior unsecured notes due 2012	-	13,333	-
Variable rate senior unsecured notes due 2015	39,583	47,917	41,667
6.09% senior unsecured notes due 2016	28,000	35,000	28,000
7.26% senior unsecured notes due 2017	20,000	25,000	25,000
6.00% Series A senior unsecured notes due 2019	47,000	-	47,000
6.21% senior unsecured notes due 2021	20,455	22,727	20,455
6.58% Series B senior unsecured notes due 2022	5,000	-	5,000
5.25% convertible senior notes due 2029	111,024	107,818	110,197
Total debt	$450,383	$407,908	$578,330
Less current portion	22,606	35,939	43,617
Total long-term debt	$427,777	$371,969	$534,713

Domestic and Multi-Currency Line

The Company has a domestic and multi-currency line of credit that consists of a $380.0 million line of credit, which includes the ability to borrow up to $50.0 million in specified foreign currencies or U.S. dollars (the “Domestic and Multi-currency Line”). The Domestic and Multi-currency Line will decrease by $100.0 million to $280.0 million on the earlier of May 29, 2013 or the second business day following the closing of an initial public offering of common stock of Enova International, Inc., a wholly-owned subsidiary of the Company (“Enova”), that results in Enova no longer being considered a majority-owned subsidiary of the Company. The remainder of the Domestic and Multi-currency Line matures on March 31, 2015. Interest on the Domestic and Multi-currency Line is charged, at the Company’s option, at either the London Interbank Offered Rate (“LIBOR”) plus a margin varying from 2.00% to 3.25% or at the agent’s base rate plus a margin varying from 0.50% to 1.75%. The margin for the Domestic and Multi-currency Line is dependent on the Company’s cash flow leverage ratios as defined in the credit agreement entered into in connection with the Domestic and Multi-currency Line. The Company also pays a fee on the unused portion of the Domestic and Multi-currency Line ranging from 0.25% to 0.50% (0.38% as of March 31, 2013) based on the Company’s cash flow leverage ratios. The weighted average interest rate (including margin) on the Domestic and Multi-currency Line was 3.04%, 3.03% and 3.06% as of March 31, 2013 and 2012 and December 31, 2012, respectively.

As of March 31, 2013, borrowings under the Company’s Domestic and Multi-currency Line consisted of three pricing tranches with maturity dates ranging from two to 30 days, and as of March 31, 2012, borrowings under the Company’s Domestic and Multi-currency Line consisted of four pricing tranches with maturity dates ranging from three to 31 days. However, the Company routinely refinances borrowings pursuant to the terms of its Domestic and Multi-currency Line. Therefore, these borrowings are reported as part of the applicable line of credit and as long-term debt.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

Variable Rate Senior Unsecured Notes

When the Company entered into its Domestic and Multi-currency Line, it also entered into a $50.0 million term loan facility (the “2015 Variable Rate Notes”). Beginning March 31, 2012, the 2015 Variable Rate Notes became payable in equal quarterly principal installments of $2.1 million with any outstanding principal remaining due at maturity on March 31, 2015. Interest on the 2015 Variable Rate Notes is charged, at the Company’s option, at either LIBOR plus a margin of 3.50% or at the agent’s base rate plus a margin of 2.00%. The weighted average interest rate (including margin) on the 2015 Variable Rate Notes was 3.75%, 3.75% and 3.75% as of March 31, 2013 and 2012 and December 31, 2012, respectively.

Other

When the Company entered into its Domestic and Multi-currency Line, it also entered into a separate credit agreement for the issuance of up to $20.0 million in letters of credit (the “Letter of Credit Facility”). The Company had standby letters of credit of $16.3 million under its Letter of Credit Facility as of March 31, 2013.

The Company’s debt agreements for its Domestic and Multi-currency Line and its senior unsecured notes require the Company to maintain certain financial ratios. As of March 31, 2013, the Company was in compliance with all covenants or other requirements set forth in its debt agreements.

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

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

The following table sets forth the reconciliation of numerators and denominators of basic and diluted net income per share computations for the three months ended March 31, 2013 and 2012 (dollars and shares in thousands, except per share amounts):

		Three Months Ended March 31,
		2013	2012
	Numerator:
	Net income attributable to Cash America International, Inc.	$43,926	$41,467

	Denominator:
	Total weighted average basic shares (a)	29,100	29,616
	Shares applicable to stock-based compensation(b)	144	297
	Convertible debt(c)	2,127	1,999

	Total weighted average diluted shares (d)	31,371	31,912

	Net income – basic	$1.51	$1.40

	Net income – diluted	$1.40	$1.30

(a)	Includes vested and deferred restricted stock units of 310 and 279, as well as 31 and 32 shares held in the Company’s nonqualified deferred compensation plan for the three months ended March 31, 2013 and 2012, respectively.
(b)	For the three months ended March 31, 2013, includes shares related to unvested restricted stock unit awards. For the three months ended March 31, 2012, includes shares related to outstanding option awards that are exercisable and shares related to unvested restricted stock unit awards.
(c)	The shares issuable with respect to the Company’s 2009 Convertible Notes due 2029 (the “2009 Convertible Notes”) have been calculated using the treasury stock method. The Company intends to settle the principal portion of the convertible debt in cash; therefore, only the shares related to the conversion spread have been included in weighted average diluted shares.
(d)	There were 87 anti-dilutive shares for the three months ended March 31, 2013 and no anti-dilutive shares for the three months ended March 31, 2012.

8.	Income Taxes

During 2012, the Company’s Mexico-based pawn operations that operated under the name Prenda Fácil were owned by Creazione Estilo, S.A. de C.V., a Mexican sociedad anónima de capital variable (“Creazione”). In January 2013, the Company’s Mexico-based pawn operations were sold by Creazione to another wholly-owned subsidiary of the Company, CA Empeños Mexico, S. de R.L. de C.V., and began operating exclusively under the name “Cash America casa de empeño.” The Company intends to liquidate the remaining assets of Creazione, which are insignificant, during 2013. In connection with the final liquidation of Creazione, the Company intends to claim a worthless stock deduction for tax purposes on its 2013 federal income tax return for its tax basis in the stock of Creazione. The Company could realize an income tax benefit of $33.4 million as a result of the worthless stock deduction. The Company intends to treat the deduction as an ordinary loss. However, the Internal Revenue Service (“IRS”) could challenge the characterization of the loss. If the deduction is ultimately determined to be a capital loss, the tax benefit may not be realized. As of December 31, 2012, the Company had recorded an income tax benefit of $9.3 million and an offsetting valuation allowance associated with the Company’s excess tax basis over its basis for financial purposes in the stock of Creazione. During the three months ended March 31, 2013, the Company recorded an additional income tax benefit of $24.1 million associated with its remaining tax basis in the stock of Creazione. In addition, the Company released the valuation allowance recorded in 2012 of $9.3 million and recorded a $33.4 million liability for uncertain tax benefits. As a result, there was no impact on the income tax provision for the three months ended March 31, 2013 related to the potential benefit for the Creazione worthless stock deduction.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

The balance of the Company’s liability for unrecognized tax benefits as of March 31, 2013 was $35.3 million. The Company believes that it is reasonably possible that the entire amount of its unrecognized tax benefits will be recognized in 2013. The unrecognized tax benefit associated with the Creazione worthless stock deduction could be recognized in 2013 if the Company receives a favorable ruling on this matter. In addition, the Company’s unrecognized tax benefits associated with the pre-acquisition tax matters of Prenda Fácil could be recognized as a result of the lapse of the statute of limitations.

9.	Operating Segment Information

The Company has two reportable operating segments: retail services and e-commerce. The retail services segment includes all of the operations of the Company’s Retail Services Division, which is composed of both domestic and foreign storefront locations that offer some or all of the following services: pawn loans, consumer loans, the purchase and sale of merchandise, check cashing and other ancillary services such as money orders, wire transfers, prepaid debit cards, tax filing services and auto insurance. Most of these ancillary services offered in the retail services segment are provided through third-party vendors. The e-commerce segment includes the operations of the Company’s E-Commerce Division, which is composed of the Company’s domestic and foreign online lending channels through which the Company offers consumer loans. In the e-commerce segment, certain administration expenses are allocated between the domestic and foreign components based on the amount of loans written and renewed. The Company reports corporate operations separately from its retail services and e-commerce segment information. Corporate operations primarily include corporate expenses, such as legal, occupancy, and other costs related to corporate service functions, such as executive oversight, insurance and risk management, public and government relations, internal audit, treasury, payroll, compliance and licensing, finance, accounting, tax and information systems (except for online lending systems, which are included in the e-commerce segment). Corporate income includes miscellaneous income not directly attributable to the Company’s segments. Corporate assets primarily include corporate property and equipment, nonqualified savings plan assets, marketable securities, foreign exchange forward contracts and prepaid insurance.

The following tables contain operating segment data for the three months ended March 31, 2013 and 2012 by segment, for the Company’s corporate operations and on a consolidated basis (dollars in thousands):

	Retail Services			E-Commerce
	Domestic	Foreign	Total	Domestic	Foreign	Total	Corporate	Consolidated

Three Months Ended March 31, 2013
Revenue
Pawn loan fees and service charges	$74,174	$1,740	$75,914	$-	$-	$-	$-	$75,914
Proceeds from disposition of merchandise	174,150	4,567	178,717	-	-	-	-	178,717
Consumer loan fees	28,322	-	28,322	90,641	91,242	181,883	-	210,205
Other	2,500	93	2,593	441	7	448	251	3,292
Total revenue	279,146	6,400	285,546	91,082	91,249	182,331	251	468,128
Cost of revenue
Disposed merchandise	117,687	3,648	121,335	-	-	-	-	121,335
Consumer loan loss provision	6,778	-	6,778	29,823	38,251	68,074	-	74,852
Total cost of revenue	124,465	3,648	128,113	29,823	38,251	68,074	-	196,187
Net revenue	154,681	2,752	157,433	61,259	52,998	114,257	251	271,941
Expenses
Operations and administration	90,702	3,603	94,305	30,755	34,827	65,582	16,937	176,824
Depreciation and amortization	8,801	399	9,200	3,883	560	4,443	3,888	17,531
Total expenses	99,503	4,002	103,505	34,638	35,387	70,025	20,825	194,355
Income (loss) from operations	$55,178	$(1,250)	$53,928	$26,621	$17,611	$44,232	$(20,574)	$77,586
As of March 31, 2013
Total assets	$915,772	$128,534	$1,044,306	$374,513	$185,439	$559,952	$131,189	$1,735,447
Goodwill			$400,871			$210,369		$611,240

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

	Retail Services			E-Commerce
	Domestic	Foreign	Total	Domestic	Foreign	Total	Corporate	Consolidated

Three Months Ended March 31, 2012
Revenue
Pawn loan fees and service charges	$69,413	$3,486	$72,899	$-	$-	$-	$-	$72,899
Proceeds from disposition of merchandise	195,986	12,397	208,383	-	-	-	-	208,383
Consumer loan fees	29,372	-	29,372	69,124	74,344	143,468	-	172,840
Other	2,962	49	3,011	165	(6)	159	196	3,366
Total revenue	297,733	15,932	313,665	69,289	74,338	143,627	196	457,488
Cost of revenue
Disposed merchandise	127,128	11,193	138,321	-	-	-	-	138,321
Consumer loan loss provision	4,466	-	4,466	21,954	35,963	57,917	-	62,383
Total cost of revenue	131,594	11,193	142,787	21,954	35,963	57,917	-	200,704
Net revenue	166,139	4,739	170,878	47,335	38,375	85,710	196	256,784
Expenses
Operations and administration	91,259	8,194	99,453	23,816	26,723	50,539	20,163	170,155
Depreciation and amortization	7,132	1,128	8,260	2,612	263	2,875	3,486	14,621
Total expenses	98,391	9,322	107,713	26,428	26,986	53,414	23,649	184,776
Income (loss) from operations	$67,748	$(4,583)	$63,165	$20,907	$11,389	$32,296	$(23,453)	$72,008
As of March 31, 2012
Total assets	$844,689	$123,245	$967,934	$339,199	$143,757	$482,956	$131,847	$1,582,737
Goodwill			$357,459			$210,371		$567,830

10.	Litigation

On August 6, 2004, James E. Strong filed a purported class action lawsuit in the State Court of Cobb County, Georgia against Georgia Cash America, Inc., Cash America International, Inc. (together with Georgia Cash America, Inc., “Cash America”), Daniel R. Feehan, and several unnamed officers, directors, owners and “stakeholders” of Cash America. In August 2006, James H. Greene and Mennie Johnson were permitted to join the lawsuit as named plaintiffs, and in June 2009, the court agreed to the removal of James E. Strong as a named plaintiff. The lawsuit alleges many different causes of action, among the most significant of which is that Cash America made illegal short-term loans in Georgia in violation of Georgia’s usury law, the Georgia Industrial Loan Act and Georgia’s Racketeer Influenced and Corrupt Organizations Act (“RICO”). First National Bank of Brookings, South Dakota (“FNB”) and Community State Bank of Milbank, South Dakota (“CSB”) for some time made loans to Georgia residents through Cash America’s Georgia operating locations. The complaint in this lawsuit claims that Cash America was the true lender with respect to the loans made to Georgia borrowers and that FNB and CSB’s involvement in the process is “a mere subterfuge.” Based on this claim, the suit alleges that Cash America was the “de facto” lender and was illegally operating in Georgia. The complaint seeks unspecified compensatory damages, attorney’s fees, punitive damages and the trebling of any compensatory damages. In November 2009 the case was certified as a class action lawsuit. In August 2011, Cash America filed a motion for summary judgment, and in October 2011, the plaintiffs filed a cross-motion for partial summary judgment. Hearings on the motions were held in October and November 2011, and the trial court entered an order granting summary judgment in favor of Cash America on one of the plaintiff’s claims, denying the remainder of Cash America’s motion and granting the plaintiff’s cross-motion for partial summary judgment. Cash America filed a notice of appeal with the Georgia Court of Appeals in December 2011 on the grant of plaintiff’s partial summary judgment, and on November 6, 2012, the Georgia Court of Appeals reversed the trial court’s grant of partial summary judgment to plaintiffs and affirmed the trial court’s denial of Cash America’s motion for summary judgment. Cash America filed a Petition for Certiorari with the Supreme Court of Georgia to appeal the decision of the Georgia Court of Appeals regarding Cash America’s motion for summary judgment on November 26, 2012, which was denied on February 18, 2013. The Company is currently unable to estimate a range of reasonably possible losses, as defined by ASC 450-20-20, Contingencies—Loss Contingencies—Glossary, for this litigation. Cash America believes that the Plaintiffs’ claims in this suit are without merit and is vigorously defending this lawsuit.

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

As of December 31, 2012, the Company had accrued $13.4 million in “Accounts payable and accrued expenses” in the consolidated balance sheets, which represents the estimated cost of the reimbursement program and related expenses. The Company is working with a third party to accumulate reimbursement data, but, as of March 31, 2013, no reimbursement payments had yet been made. The accrual for these reimbursements was $13.4 million as of March 31, 2013.

12.	Fair Value Measurements

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

The Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2013 and 2012 and December 31, 2012 are as follows (dollars in thousands):

	March 31, 2013	Fair Value Measurements Using
		Level 1	Level 2	Level 3
Financial assets (liabilities):
Forward currency exchange contracts	$(407)	$-	$(407)	$-
Nonqualified savings plan assets (a)	13,116	13,116	-	-
Marketable securities(b)	7,028	7,028	-	-
Total	$19,737	$20,144	$(407)	$-

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

		March 31, 2012	Fair Value Measurements Using
			Level 1	Level 2	Level 3
	Financial assets (liabilities):
	Forward currency exchange contracts	$(396)	$-	$(396)	$-
	Nonqualified savings plan assets (a)	10,336	10,336	-	-
	Marketable securities(b)	5,565	5,565	-	-
	Total	$15,505	$15,901	$(396)	$-

		December 31, 2012	Fair Value Measurements Using
			Level 1	Level 2	Level 3
	Financial assets (liabilities):
	Forward currency exchange contracts	$(406)	$-	$(406)	$-
	Nonqualified savings plan assets (a)	11,347	11,347	-	-
	Marketable securities(b)	6,042	6,042	-	-
	Total	$16,983	$17,389	$(406)	$-

(a)	The nonqualified savings plan assets have an offsetting liability of equal amount, which is included in “Accounts payable and accrued expenses” in the Company’s consolidated balance sheets.
(b)	Cumulative unrealized total gains/(losses), net of tax, on these equity securities of $0.9 million, ($0.1) million and $0.3 million as of March 31, 2013 and 2012, and December 31, 2012, respectively, are recorded in “Accumulated other comprehensive income (loss)” in the Company’s consolidated statements of equity.

The Company measures the fair value of its forward currency exchange contracts under Level 2 inputs as defined by ASC 820-10. For these forward currency exchange contracts, standard valuation models are used to determine fair value. The significant inputs used in these models are derived from observable market transactions. During the three months ended March 31, 2013 and 2012, there were no transfers of assets in or out of Level 1 or Level 2 fair value measurements.

Financial Assets and Liabilities Not Measured at Fair Value

The Company’s financial assets and liabilities as of March 31, 2013 and 2012 and December 31, 2012 that are not measured at fair value in the consolidated balance sheets are as follows (dollars in thousands):

	Carrying Value	Estimated Fair Value
	March 31,	March 31,	Fair Value Measurement Using
	2013	2013	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$78,361	$78,361	$78,361	$-	$-
Pawn loans	202,982	202,982	-	-	202,982
Consumer loans, net	253,801	253,801	-	-	253,801
Pawn loan fees and service charges receivable	40,560	40,560	-	-	40,560
Total	$575,704	$575,704	$78,361	$-	$497,343
Financial liabilities:
Domestic and Multi-currency Line of credit	$179,321	$183,898	$-	$183,898	$-
Senior unsecured notes	160,038	164,012	-	164,012	-
2009 Convertible Notes	111,024	239,775	-	239,775	-
Total	$450,383	$587,685	$-	$587,685	$-

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

	Carrying Value	Estimated Fair Value
	March 31,	March 31,	Fair Value Measurement Using
	2012	2012	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$63,606	$63,606	$63,606	$-	$-
Pawn loans	206,343	206,343	-	-	206,343
Consumer loans, net	200,365	200,365	-	-	200,365
Pawn loan fees and service charges receivable	38,797	38,797	-	-	38,797
Total	$509,111	$509,111	$63,606	$-	$445,505
Financial liabilities:
Domestic and Multi-currency Line of credit	$156,113	$162,053	$-	$162,053	$-
Senior unsecured notes	143,977	142,501	-	142,501	-
2009 Convertible Notes	107,818	225,544	-	225,544	-
Total	$407,908	$530,098	$-	$530,098	$-

	Carrying Value	Estimated Fair Value
	December 31,	December 31,	Fair Value Measurement Using
	2012	2012	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$63,134	$63,134	$63,134	$-	$-
Pawn loans	244,640	244,640	-	-	244,640
Consumer loans, net	289,418	289,418	-	-	289,418
Pawn loan fees and service charges receivable	48,991	48,991	-	-	48,991
Total	$646,183	$646,183	$63,134	$-	$583,049
Financial liabilities:
Domestic and Multi-currency Line of credit	$301,011	$309,969	$-	$309,969	$-
Senior unsecured notes	167,122	165,961	-	165,961	-
2009 Convertible Notes	110,197	186,300	-	186,300	-
Total	$578,330	$662,230	$-	$662,230	$-

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

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

The Company measures the fair value of long-term debt instruments using Level 2 inputs. The fair values of the Company’s long-term debt instruments are estimated based on market values for debt issues with similar characteristics or rates currently available for debt with similar terms. As of March 31, 2013, the Company’s Domestic and Multi-currency Line of credit and the Company’s senior unsecured notes have a higher fair market value than the carrying value due to the difference in yield when compared to recent issuances of similar types of credit and similar senior unsecured notes. As of March 31, 2013, the 2009 Convertible Notes have a higher fair value than carrying value due to the Company’s stock price as of March 31, 2013 exceeding the applicable conversion price for the 2009 Convertible Notes, thereby increasing the value of the instrument for noteholders.

13.	Derivative Instruments

The Company periodically uses derivative instruments to manage risk from changes in market conditions that may affect the Company’s financial performance. The Company primarily uses derivative instruments to manage its primary market risks, which are interest rate risk and foreign currency exchange rate risk.

The Company uses forward currency exchange contracts to hedge foreign currency risk in the United Kingdom and Australia. The Company’s forward currency exchange contracts are non-designated derivatives. Any gain or loss resulting from these contracts is recorded as income or loss and is included in “Foreign currency transaction gain (loss)” in the Company’s consolidated statements of income.

The Company’s derivative instruments are presented in its financial statements on a net basis. The following table presents information related to the Company’s derivative instruments as of March 31, 2013 and 2012 and December 31, 2012 were as follows (dollars in thousands):

Assets	As of March 31, 2013
Non-designated derivatives:	Notional Amount	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheet(a)	Net Amounts of Assets Presented in the Consolidated Balance Sheet(b)
Forward currency exchange contracts	$86,456	$—	$(407)	$(407)

Assets	As of March 31, 2012
Non-designated derivatives:	Notional Amount	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheet(a)	Net Amounts of Assets Presented in the Consolidated Balance Sheet(b)
Forward currency exchange contracts	$76,671	$—	$(396)	$(396)

Assets	As of December 31, 2012
Non-designated derivatives:	Notional Amount	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheet(a)	Net Amounts of Assets Presented in the Consolidated Balance Sheet(b)
Forward currency exchange contracts	$93,813	$—	$(406)	$(406)

(a)

As of March 31, 2013, the Company had no gross amounts of recognized derivative instruments that the Company makes an accounting policy election not to offset. In addition, there is no financial collateral related to the Company’s derivatives. The Company has no liabilities that are subject to an enforceable master netting agreement or similar arrangement.

(b)	Represents the fair value of forward currency exchange contracts, which is recorded in “Prepaid expenses and other assets” in the consolidated balance sheets.

CASH AMERICA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

The following table presents information on the effect of derivative instruments on the consolidated results of operations and the Other Comprehensive Income (“OCI”) for the three months ended March 31, 2013 and 2012 (dollars in thousands):

	Gains (Losses) Recognized in Income		Gains Recognized in OCI		Gains (Losses) Reclassified From OCI into Income
	Three Months Ended		Three Months Ended		Three Months Ended
	March 31,		March 31,		March 31,
	2013	2012	2013	2012	2013	2012

Derivatives designated as hedges:
Interest rate contracts	$—	$—	$—	$12	$—	$—
Total	$—	$—	$—	$12	$—	$—

Non-designated derivatives:
Forward currency exchange contracts(a)	$5,317	$(2,910)	$—	$—	$—	$—
Total	$5,317	$(2,910)	$—	$—	$—	$—

(a)	The gains/(losses) on these derivatives substantially offset the (losses)/gains on the hedged portion of foreign intercompany balances.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of financial condition, results of operations, liquidity and capital resources and certain factors that may affect future results, including economic and industry-wide factors, of Cash America International, Inc. and its subsidiaries (the “Company”) should be read in conjunction with the Company’s consolidated financial statements and accompanying notes included under Part I, Item 1 of this Quarterly Report on Form 10-Q, as well as with Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

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

Short-term loans include unsecured short-term loans written by the Company or by a third-party lender through the Company’s credit services organization programs (“CSO programs” as further described below) that the Company guarantees. Line of credit accounts include draws made through the Company’s line of credit product. Installment loans are longer-term multi-payment loans that generally require the pay-down of portions of the outstanding principal balance in multiple installments and include unsecured loans and auto equity loans, which are secured by a customer’s vehicle, that are written by the Company or by a third-party lender through the Company’s CSO programs that the Company guarantees.

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

The Company has two reportable operating segments: retail services and e-commerce. The retail services segment includes all of the operations of the Company’s Retail Services Division, which is composed of both domestic and foreign storefront locations that offer some or all of the following services: pawn loans, consumer loans, the purchase and sale of merchandise, check cashing and other ancillary services such as money orders, wire transfers, prepaid debit cards, tax filing services and auto insurance. Most of these ancillary services offered in the retail services segment are provided through third-party vendors. The e-commerce segment includes the operations of the Company’s E-Commerce Division, which is composed of the Company’s domestic and foreign online lending channels through which the Company offers consumer loans. The Company reports corporate operations separately from its retail services and e-commerce segment information. Corporate operations primarily include corporate expenses, such as legal, occupancy, and other costs related to corporate service functions, such as executive oversight, insurance and risk management, public and government relations, internal audit, treasury, payroll, compliance and licensing, finance, accounting, tax and information systems (except for online lending systems, which are included in the e-commerce segment). Corporate income includes miscellaneous income not directly attributable to the Company’s segments. Corporate assets primarily include corporate property and equipment, nonqualified savings plan assets, marketable securities, foreign exchange forward contracts and prepaid insurance.

Retail Services Segment

The following table sets forth the number of domestic and foreign Company-owned and franchised locations in the Company’s retail services segment offering pawn lending, consumer lending, and other ancillary services as of March 31, 2013 and 2012. The Company’s domestic retail services locations operate under the names “Cash America Pawn,” “SuperPawn,” “Cash America Payday Advance,” “Cashland” and “Mr. Payroll.” In addition, certain recently acquired domestic retail services locations operate under various names that are expected to be changed to “Cash America Pawn” or “SuperPawn” during 2013. The Company’s foreign retail services locations operate under the name “Cash America casa de empeño.”

	As of March 31,
	2013			2012

	Domestic(a)	Foreign	Total	Domestic(a)(b)	Foreign	Total

Retail services locations offering:
Both pawn and consumer lending	580	-	580	574	-	574
Pawn lending only	167	47	214	127	193	320
Consumer lending only	81	-	81	85	-	85
Other (c)	91	-	91	101	-	101
Total retail services	919	47	966	887	193	1,080

(a)	Except as described in (c) below, includes locations operating in 22 and 23 states in the United States as of March 31, 2013 and 2012, respectively.
(b)	Includes one unconsolidated franchised location operating under the name “Cash America Pawn” as of March 31, 2012.
(c)

As of March 31, 2013 and 2012, includes 91 and 95 unconsolidated franchised check cashing locations, respectively and as of March 31, 2012 includes six consolidated Company-owned check cashing locations. As of March 31, 2013 and 2012, includes locations operating in 15 and 16 states in the United States, respectively.

E-Commerce Segment

As of March 31, 2013 and 2012, the Company’s e-commerce segment operated in 32 states in the United States and in three other foreign countries:

•	in the United States at http://www.cashnetusa.com and http://www.netcredit.com,
•	in the United Kingdom at http://www.quickquid.co.uk and http://www.poundstopocket.co.uk,
•	in Australia at http://www.dollarsdirect.com.au, and
•	in Canada at http://www.dollarsdirect.ca.

As of March 31, 2013, the e-commerce segment also offered a line of credit product in Mexico under the trade name “Debit Plus.” The Company plans to cease offering this line of credit product in Mexico during the second quarter of 2013. The results of operations associated with this product are not material to the e-commerce segment or to the Company.

The Company’s internet websites and the information contained therein or connected thereto are not intended to be incorporated by reference into this Quarterly Report on Form 10-Q.

CRITICAL ACCOUNTING POLICIES

Since December 31, 2012, there have been no changes in critical accounting policies as described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

RESULTS OF CONTINUING OPERATIONS

Highlights

The Company’s financial results for the three months ended March 31, 2013 (the “current quarter”) are summarized below.

•	Consolidated total revenue increased $10.6 million, or 2.3%, to $468.1 million for the current quarter compared to the three months ended March 31, 2012 (the “prior year quarter”).

•

Consolidated net revenue increased $15.1 million, or 5.9%, to $271.9 million for the current quarter from $256.8 million for the prior year quarter. Consumer loan net revenue, which consists of consumer loan fees, net of consumer loan loss provision, increased 22.5%, or $24.9 million, in the current quarter compared to the prior year quarter. Net revenue from pawn-related activities, which is the sum of pawn loan fees and service charges and the net proceeds from the disposition of merchandise, decreased 6.8%, or $9.7 million, in the current quarter compared to the prior year quarter.

•	Consolidated income from operations increased 7.7%, to $77.6 million, in the current quarter compared to the prior year quarter.

•	Consolidated net income increased 5.9%, to $43.9 million, in the current quarter compared to the prior year quarter.

•	Consolidated diluted net income per share increased 7.7% or, $0.10 per share, to $1.40 in the current quarter compared to $1.30 in the prior year quarter.

OVERVIEW

Consolidated Net Revenue

Consolidated net revenue is composed of total revenue less cost of disposed merchandise and consumer loan loss provision. Net revenue is the income available to satisfy all remaining expenses and is the measure management uses to evaluate top-line performance.

The following tables show the components of net revenue for the current quarter and prior year quarter by segment, for the Company’s corporate operations and on a consolidated basis (dollars in thousands):

	Three Months Ended March 31, 2013
	Retail Services		E-Commerce		Corporate		Consolidated
		% of		% of		% of		% of
	Amount	Total	Amount	Total	Amount	Total	Amount	Total
Pawn loan fees and service charges	$75,914	48.2%	$-	-%	$-	-%	$75,914	27.9%

Proceeds from disposition of merchandise, net of cost of disposed merchandise	57,382	36.5%	-	-%	-	-%	57,382	21.1%
Pawn related	$133,296	84.7%	$-	-%	$-	-%	$133,296	49.0%

Consumer loan fees, net of loss provision	$21,544	13.7%	$113,809	99.6%	$-	-%	$135,353	49.8%

Other revenue	2,593	1.6%	448	0.4%	251	100.0%	3,292	1.2%
Net revenue	$157,433	100.0%	$114,257	100.0%	$251	100.0%	$271,941	100.0%

	Three Months Ended March 31, 2012
	Retail Services		E-Commerce		Corporate		Consolidated
		% of		% of		% of		% of
	Amount	Total	Amount	Total	Amount	Total	Amount	Total
Pawn loan fees and service charges	$72,899	42.6%	$-	-%	$-	-%	$72,899	28.4%

Proceeds from disposition of merchandise, net of cost of disposed merchandise	70,062	41.0%	-	-%	-	-%	70,062	27.3%
Pawn related	$142,961	83.6%	$-	-%	$-	-%	$142,961	55.7%

Consumer loan fees, net of loss provision	$24,906	14.6%	$85,551	99.8%	$-	-%	$110,457	43.0%

Other revenue	3,011	1.8%	159	0.2%	196	100.0%	3,366	1.3%
Net revenue	$170,878	100.0%	$85,710	100.0%	$196	100.0%	$256,784	100.0%

For the current quarter, consolidated net revenue increased $15.1 million, or 5.9%, to $271.9 million from $256.8 million for the prior year quarter. Consumer loan net revenue accounted for 49.8% and 43.0% of total consolidated net revenue for the current quarter and prior year quarter, respectively. Consumer loan net revenue increased $24.9 million, to $135.4 million during the current quarter, mainly due to an increase in consumer loan fees that resulted from higher average consumer loan balances in the e-commerce segment and a decrease in the loss provision as a percentage of consumer loan fees.

Pawn-related net revenue accounted for 49.0% and 55.7% of total consolidated net revenue for the current quarter and prior year quarter, respectively. Pawn-related net revenue decreased $9.7 million, to $133.3 million during the current quarter, from $143.0 million in the prior year quarter. The decrease in pawn-related net revenue was primarily attributable to a decrease in gross profit, due to lower commercial sales, a decrease in gross profit margin on the disposition of merchandise from commercial sales and a decrease in foreign pawn loan fees and services charges due to lower pawn loan balances as a result of the reorganization of the Company’s Mexico-based pawn lending operations during 2012 (the “Mexico Reorganization”). This decrease was partially offset by an increase in pawn loan fees and service charges in the Company’s domestic operations, primarily due to an increase in pawn loan yield and higher average pawn loan balances.

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

The following table provides a reconciliation for the current quarter and the prior year quarter between net income attributable to the Company and diluted earnings per share calculated in accordance with GAAP to adjusted earnings and adjusted earnings per share, respectively, which are shown net of tax (dollars in thousands, except per share data):

	Three Months Ended March 31,
	2013		2012
	$	Per Diluted Share(a)	$	Per Diluted Share(a)
Net income and diluted earnings per share attributable to Cash America International, Inc.	$43,926	$1.40	$41,467	$1.30
Adjustments (net of tax):
Intangible asset amortization	832	0.03	738	0.02
Non-cash equity-based compensation	988	0.03	972	0.03
Convertible debt non-cash interest and issuance cost amortization	626	0.02	581	0.02
Foreign currency transaction loss (gain)	238	0.01	(54)	-
Adjusted earnings and adjusted earnings per share	$46,610	$1.49	$43,704	$1.37

(a)

Diluted shares are calculated by giving effect to the potential dilution that could occur if securities or other contracts to issue common shares were exercised and converted into common shares during the period.

Adjusted EBITDA

The table below shows adjusted EBITDA, a non-GAAP measure that the Company defines as earnings excluding depreciation, amortization, interest, foreign currency transaction gains or losses, equity in earnings or loss of unconsolidated subsidiary and provision for income taxes and including the net income or loss attributable to noncontrolling interests. Management believes adjusted EBITDA is used by investors to analyze operating performance and evaluate the Company’s ability to incur and service debt and its capacity for making capital expenditures. Adjusted EBITDA is also useful to investors to help assess the Company’s liquidity and estimated enterprise value. In addition, management believes that the adjustments shown below, especially the adjustments for charges related to events that occurred during the third and fourth quarters of 2012, such as the withdrawn proposed initial public offering (“IPO”) of the Company’s wholly-owned subsidiary, Enova International, Inc. (“Enova”), the Mexico Reorganization, and the voluntary reimbursements to Ohio customers (the “Ohio Reimbursements”) are useful to investors in order to allow them to compare the Company’s financial results for the current and prior year trailing 12 months. The computation of adjusted EBITDA as presented below may differ from the computation of similarly-titled measures provided by other companies (dollars in thousands):

	Trailing 12 Months Ended March 31,
	2013		2012
Net income attributable to Cash America International, Inc.	$109,929		$141,052

Adjustments:
Charges related to withdrawn proposed Enova IPO(a)	3,424		-
Charges related to Mexico Reorganization(b)	28,873		-
Charges related to Ohio Reimbursements(c)	13,400		-
Depreciation and amortization expenses	65,774	(d)	56,328
Interest expense, net	29,222		27,005
Foreign currency transaction loss	777		1,082
Equity in loss of unconsolidated subsidiary	289		217
Provision for income taxes	78,981	(e)	84,916
Net loss attributable to the noncontrolling interest	(4,866	)(f)	(1,150)
Adjusted EBITDA	$325,803		$309,450

Adjusted EBITDA margin calculated as follows:

Total revenue	$1,811,070		$1,675,688
Adjusted EBITDA	$325,803		$309,450
Adjusted EBITDA as a percentage of total revenue	18.0%		18.5%

(a)	Represents charges directly related to the proposed Enova IPO that was withdrawn in July 2012, before tax benefit of $1.3 million.

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

QUARTER ENDED MARCH 31, 2013 COMPARED TO QUARTER ENDED MARCH 31, 2012

Pawn Lending Activities

Pawn lending activities consist of pawn loan fees and service charges from the retail services segment during the period and the profit on disposition of collateral from unredeemed pawn loans, as well as the sale of merchandise acquired from customers directly or from third parties.

The following table sets forth selected data related to the Company’s pawn lending activities as of and for the three months ended March 31, 2013 and 2012 (dollars in thousands except where otherwise noted):

	2013			2012
Three Months Ended March 31,	Domestic	Foreign	Total	Domestic	Foreign	Total
Pawn loan fees and service charges	$74,174	$1,740	$75,914	$69,413	$3,486	$72,899
Average pawn loan balance outstanding	$222,796	$4,512	$227,308	$214,836	$16,067	$230,903
Amount of pawn loans written and renewed	$215,376	$13,093	$228,469	$205,454	$37,396	$242,850
Annualized yield on pawn loans	135.0%	156.4%	135.4%	129.9%	87.3%	127.0%
Average amount per pawn loan (in ones)	$130	$86	$126	$130	$100	$125

Gross profit margin on disposition of merchandise	32.4%	20.1%	32.1%	35.1%	9.7%	33.6%

Merchandise turnover	3.1	2.7	3.1	3.5	4.0	3.6

As of March 31,
Ending pawn loan balances	$197,998	$4,984	$202,982	$189,721	$16,622	$206,343

Ending merchandise balance, net	$140,667	$5,374	$146,041	$128,206	$11,313	$139,519

Pawn Loan Fees and Service Charges

Consolidated pawn loan balances as of March 31, 2013 were $203.0 million, which was $3.4 million, or 1.6%, lower than as of March 31, 2012, due primarily to the reduction in business activities in the Company’s foreign pawn operations in 2012 as a result of the Mexico Reorganization. The average consolidated balance of pawn loans outstanding during the current quarter decreased by $3.6 million, or 1.6%, compared to the prior year quarter.

Domestic Pawn Loan Balances

The average balance of domestic pawn loans outstanding during the current quarter increased by $8.0 million, or 3.7%, compared to the prior year quarter, primarily due to an increase in the loan balances as a result of the addition of 43 domestic retail services locations through organic growth and acquisitions since the prior year quarter, net of closures. The increase in average domestic pawn loan balances was partially offset by lower pawn loan balances in same-store domestic retail service locations in the current quarter compared to the prior year quarter.

Domestic pawn loan fees and service charges increased $4.8 million, or 6.9%, to $74.2 million in the current quarter from $69.4 million in the prior year quarter. The increase is mainly due to higher average domestic pawn loan balances during the current quarter. The annualized yield on domestic pawn loan balances increased to 135.0% in the current quarter compared to 129.9% in the prior year quarter, primarily due to lower forfeitures in the current quarter compared to the prior year quarter and a greater mix of pawn loans in markets with higher rates on pawn loans due to the addition of new domestic retail services locations acquired in late 2012.

Foreign Pawn Loan Balances

Pawn loan balances in foreign locations as of March 31, 2013 were $5.0 million, which was $11.6 million, or 70.0%, lower than as of March 31, 2012. The substantial decrease was due to the net closure of 148 Mexican-based pawn locations in the third and fourth quarters of 2012 in conjunction with the Mexico Reorganization. Consequently, foreign pawn loan fees and service charges decreased $1.8 million, or 50.1%, to $1.7 million in the current quarter from $3.5 million in the prior year quarter.

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

	Three Months Ended March 31,
	2013			2012
	Retail	Commercial	Total	Retail	Commercial	Total
Proceeds from disposition	$112,410	$66,307	$178,717	$112,032	$96,351	$208,383
Gross profit on disposition	$41,990	$15,392	$57,382	$41,746	$28,316	$70,062
Gross profit margin	37.4%	23.2%	32.1%	37.3%	29.4%	33.6%
Percentage of total gross profit	73.2%	26.8%	100.0%	59.6%	40.4%	100.0%

The total proceeds from disposition of merchandise decreased $29.7 million, or 14.2%, in the current quarter compared to the prior year quarter. Total gross profit from the disposition of merchandise decreased $12.7 million, or 18.1%, during the current quarter compared to the prior year quarter. The overall gross profit margin percentage decreased to 32.1% in the current quarter compared to 33.6% in the prior year quarter. The consolidated merchandise turnover decreased to 3.1 times during the current quarter compared to 3.6 times in the prior year quarter, primarily due to a decrease in commercial sales in the current quarter compared to the prior year quarter. Commercial merchandise typically has a higher turnover rate than retail merchandise.

Proceeds from retail dispositions of merchandise increased $0.4 million, or 0.3%, during the current quarter compared to the prior year quarter. Proceeds from retail dispositions in domestic retail operations increased $1.8 million, primarily due to the addition of retail services locations through organic growth and acquisitions. Offsetting this increase was a $1.4 million decrease in retail sales proceeds from foreign retail operations, mainly due to the closure of a substantial number of locations in Mexico as part of the Mexico Reorganization. Consolidated gross profit from retail dispositions increased $0.2 million, which was composed of a $0.5 million increase from domestic operations and a $0.3 million decrease from foreign operations. The consolidated gross profit margin on the retail disposition of merchandise remained relatively flat at 37.4% in the current quarter compared to 37.3% in the prior year quarter.

Proceeds from commercial dispositions decreased $30.0 million, or 31.2%, during the current quarter compared to the prior year quarter. Proceeds from commercial dispositions at domestic operations decreased by $23.7 million, primarily due to a decrease in the volume of gold sold, mainly due to a decrease in goods available for sale as a result of lower amounts of jewelry forfeitures of collateral and lower amounts purchased directly from customers. Foreign operations contributed $6.3 million of the decrease, primarily due to the closure of a substantial number of locations in Mexico as part of the Mexico Reorganization. Consolidated gross profit from commercial dispositions decreased $12.9 million, mainly due to lower gross profit at domestic operations. Approximately half of the decrease in consolidated gross profit was due to the decrease in the volume of gold sold, and approximately half was due to the higher cost of gold sold relative to the market price per ounce of gold sold, which also led to a lower gross profit margin. The consolidated gross profit margin on commercial sales decreased to 23.2% in the current quarter compared to 29.4% in the prior year quarter.

Management expects that total gross profit margin on commercial dispositions to be lower than current levels in future periods, due to lower prevailing market prices for gold compared to the prior year. Management also expects the potential for lower levels of gross profit margin on retail dispositions, particularly in some categories such as consumer electronics, which could reduce margins in future periods.

The table below summarizes the age of merchandise held for disposition related to the Company’s pawn operations before valuation allowance of $0.9 million and $0.7 million as of March 31, 2013 and 2012, respectively (dollars in thousands):

	As of March 31,
	2013		2012
	Amount	%	Amount	%
Jewelry - held for one year or less	$85,344	58.1	$87,597	62.5
Other merchandise - held for one year or less	52,852	36.0	46,250	33.0
Total merchandise held for one year or less	138,196	94.1	133,847	95.5

Jewelry - held for more than one year	3,199	2.2	2,708	1.9
Other merchandise - held for more than one year	5,497	3.7	3,664	2.6
Total merchandise held for more than one year	8,696	5.9	6,372	4.5
Total merchandise held for disposition	$146,892	100.0	$140,219	100.0

Consumer Loan Activities

Consumer Loan Fees

Consumer loan fees increased $37.4 million, or 21.6%, to $210.2 million in the current quarter compared to $172.8 million in the prior year quarter. The increase in consumer loan fees is primarily due to growth in the e-commerce segment, with domestic e-commerce operations contributing $21.5 million and foreign e-commerce operations contributing $16.9 million of the consolidated increase. Offsetting the increase from the e-commerce segment was a $1.0 million decrease in consumer loan fees in the retail services segment.

Consumer loan fees from the foreign component of the e-commerce segment were 50.2% of consumer loan fees for the e-commerce segment and 43.4% of consolidated consumer loan fees in the current quarter, compared to 51.8% of the e-commerce segment and 43.0% of consolidated consumer loan fees in the prior year quarter.

Consumer Loan Loss Provision

The consumer loan loss provision increased by $12.5 million, or 20.0%, to $74.9 million in the current quarter from $62.4 million in the prior year quarter. The loss provision as a percentage of consumer loan fees decreased to 35.6% in the current quarter compared to 36.1% in the prior year quarter, primarily due to a decrease in the loss provision as a percentage of consumer loan fees in the Company’s foreign e-commerce operations, as the loan portfolio is beginning to have a higher percentage of customers with established payment histories. This decrease was partially offset by an increase in the loss provision as a percentage of consumer loan fees at the Company’s retail services operations and domestic e-commerce portfolios. Management expects that future loss rates will continue to be influenced by the mix of new customers to existing customers (because new customers tend to have a higher risk of default than customers with a history of successfully repaying loans) and the mix of short-term, line of credit and longer-term consumer loan products in the Company’s domestic and foreign operations.

The following table sets forth consumer loan fees by segment, adjusted for the deduction of the consumer loan loss provision for the current quarter and the prior year quarter (dollars in thousands):

	Three Months Ended March 31,
	2013			2012
	Retail Services	E-Commerce	Total	Retail Services	E-Commerce	Total
Interest and fees on short-term loans	$25,207	$115,008	$140,215	$26,911	$109,731	$136,642
Interest and fees on line of credit accounts	-	23,234	23,234	-	11,651	11,651
Interest and fees on installment loans	3,115	43,641	46,756	2,461	22,086	24,547
Consumer loan fees	$28,322	$181,883	$210,205	$29,372	$143,468	$172,840
Consumer loan loss provision	6,778	68,074	74,852	4,466	57,917	62,383
Consumer loan fees, net of loss provision	$21,544	$113,809	$135,353	$24,906	$85,551	$110,457
Year-over-year change - $	$(3,362)	$28,258	$24,896	$2,254	$24,576	$26,830
Year-over-year change - %	(13.5)%	33.0%	22.5%	10.0%	40.3%	32.1%
Consumer loan loss provision as a % of consumer loan fees	23.9%	37.4%	35.6%	15.2%	40.4%	36.1%

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

Management believes these measures provide investors with important information needed to evaluate the magnitude of potential loan losses and the opportunity for revenue performance of the consumer loan portfolio on an aggregate basis. Management believes the comparison of the aggregate amounts from period to period is more meaningful than comparing only the residual amount on the Company’s balance sheet since both revenue and the loss provision for loans are impacted by the aggregate amount of loans owned by the Company and those guaranteed by the Company as reflected in its financial statements.

Consumer Loan Balances

The outstanding combined portfolio balance of consumer loans, net of allowances and liability for estimated losses, increased $52.7 million, or 21.7%, to $295.6 million as of March 31, 2013 from $242.9 million as of March 31, 2012, primarily due to increased demand for the installment loan product from the e-commerce segment in both domestic and foreign markets and the domestic line of credit product in the e-commerce segment.

The combined consumer loan balance includes $331.5 million and $259.1 million as of March 31, 2013 and 2012, respectively, of Company-owned consumer loan balances before the allowance for losses of $77.7 million and $58.7 million provided in the consolidated financial statements for March 31, 2013 and 2012, respectively. The combined loan balance also includes $43.9 million and $44.5 million as of March 31, 2013 and 2012, respectively, of consumer loan balances that are guaranteed by the Company, which are not included in the Company’s financial statements, before the liability for estimated losses of $2.1 million and $2.0 million provided in the consolidated financial statements for March 31, 2013 and 2012, respectively.

The following table summarizes consumer loan balances outstanding as of March 31, 2013 and 2012 (dollars in thousands):

	As of March 31,
	2013			2012
	Company Owned(a)	Guaranteed by the Company(a)	Combined(b)	Company Owned(a)	Guaranteed by the Company(a)	Combined(b)
Ending consumer loan balances:

Retail Services
Short-term loans	$38,747	$4,774	$43,521	$38,852	$6,239	$45,091
Installment loans	9,667	9,130	18,797	7,859	6,043	13,902
Total Retail Services, gross	48,414	13,904	62,318	46,711	12,282	58,993

E-Commerce
Domestic
Short-term loans	28,278	29,592	57,870	28,252	28,771	57,023
Line of credit accounts	36,955	-	36,955	20,115	-	20,115
Installment loans	40,292	-	40,292	22,283	-	22,283
Total Domestic, gross	105,525	29,592	135,117	70,650	28,771	99,421

Foreign
Short-term loans	100,703	410	101,113	96,714	3,450	100,164
Installment loans	76,826	-	76,826	45,003	-	45,003
Total Foreign, gross	177,529	410	177,939	141,717	3,450	145,167
Total E-Commerce, gross	283,054	30,002	313,056	212,367	32,221	244,588
Total ending loan balance, gross	331,468	43,906	375,374	259,078	44,503	303,581
Less: Allowance and liabilities for losses	(77,667)	(2,095)	(79,762)	(58,713)	(1,993)	(60,706)
Total ending loan balance, net	$253,801	$41,811	$295,612	$200,365	$42,510	$242,875
Allowance and liability for losses as a % of consumer loan balances, gross(c)	23.4%	4.8%	21.2%	22.7%	4.5%	20.0%
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

(b)	Except for allowance and liability for estimated losses, amounts represent non-GAAP measures.
(c)	The allowance and liability for losses as a percentage of combined consumer loan balances is a non-GAAP measure.

Consumer Loans Written and Renewed

The amount of combined consumer loans written and renewed was $825.9 million in the current quarter, an increase of $52.9 million, or 6.8%, from $773.0 million in the prior year quarter, mainly due to an increase in demand for line of credit products in domestic markets and installment loan products in domestic and foreign markets in the e-commerce segment.

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

The following table summarizes the consumer loans written and renewed for the current quarter and the prior year quarter (dollars in thousands):

	Three Months Ended March 31,
	2013			2012
	Company Owned(a)	Guaranteed by the Company(a)(b)	Combined(a)	Company Owned(a)	Guaranteed by the Company(a)(b)	Combined(a)
Amount of consumer loans written and renewed (dollars in thousands):

Retail Services
Short-term loans	$171,920	$28,326	$200,246	$175,674	$37,367	$213,041
Installment loans	1,446	3,712	5,158	1,511	1,860	3,371

Total Retail Services	173,366	32,038	205,404	177,185	39,227	216,412

E-Commerce
Domestic
Short-term loans	72,628	174,266	246,894	81,681	162,282	243,963
Line of credit accounts	28,806	-	28,806	18,377	-	18,377
Installment loans	24,671	-	24,671	11,266	-	11,266

Total Domestic	126,105	174,266	300,371	111,324	162,282	273,606

Foreign
Short-term loans	266,327	13,232	279,559	240,521	17,797	258,318
Installment loans	40,585	-	40,585	24,683	-	24,683

Total Foreign	306,912	13,232	320,144	265,204	17,797	283,001

Total E-Commerce	433,017	187,498	620,515	376,528	180,079	556,607

Total amount of consumer loans written and renewed	$606,383	$219,536	$825,919	$553,713	$219,306	$773,019

Number of consumer loans written and renewed (in ones):

Retail Services
Short-term loans	355,313	53,989	409,302	369,384	66,731	436,115
Installment loans	1,396	634	2,030	1,537	277	1,814

Total Retail Services	356,709	54,623	411,332	370,921	67,008	437,929

E-Commerce
Domestic
Short-term loans	243,248	235,222	478,470	245,444	219,126	464,570
Line of credit accounts	111,651	-	111,651	70,941	-	70,941
Installment loans	23,185	-	23,185	10,015	-	10,015

Total Domestic	378,084	235,222	613,306	326,400	219,126	545,526

Foreign
Short-term loans	466,904	17,316	484,220	452,203	23,355	475,558
Installment loans	33,075	-	33,075	21,782	-	21,782

Total Foreign	499,979	17,316	517,295	473,985	23,355	497,340

Total E-Commerce	878,063	252,538	1,130,601	800,385	242,481	1,042,866

Total number of consumer loans written and renewed	1,234,772	307,161	1,541,933	1,171,306	309,489	1,480,795

(a)	The disclosure regarding the amount and number of consumer loans written and renewed is statistical data that is not included in the Company’s financial statements.
(b)	Loans guaranteed by the Company represent loans originated by third-party lenders through the CSO programs.

The average amount per consumer loan is calculated as the total amount of combined consumer loans written and renewed for the period divided by the total number of combined consumer loans written and renewed for the period. The following table shows the average loan amount per consumer by product for the current quarter compared to the prior year quarter:

	Three Months Ended March 31,
	2013	2012
Average amount per consumer loan (in ones)(a)
Retail Services
Short-term loans	$489	$488
Installment loans	2,541	1,858

E-Commerce
Domestic
Short-term loans	$516	$525
Line of credit accounts	258	259
Installment loans	1,064	1,125

Foreign
Short-term loans	$577	$543
Installment loans	1,227	1,133

Consolidated
Short-term loans	$530	$520
Line of credit accounts	258	259
Installment loans	1,208	1,170
Total consumer loans	536	522

(a)	The disclosure regarding the average amount per consumer loan is statistical data that is not included in the Company’s financial statements.

The average amount per consumer loan increased slightly to $536 from $522 during the current quarter compared to the prior year quarter, due largely to an increase in longer-term multi-payment installment loans in foreign markets, which typically have a larger average loan amount than short-term loans. Management expects the average amount per consumer loan to increase throughout 2013 due to the continued growth in installment lending.

Consumer Loans Written to New and Existing Customers in the E-commerce Segment

For its e-commerce segment, the Company measures the amount and number of consumer loans written and renewed that are Company-owned or guaranteed by the Company, as well as the mix between transactions with new customers and existing customers with whom it has a previous relationship. The amount and number of loans written to new customers reflect the Company’s ability to acquire customers through its marketing programs and by providing new products, in addition to its ability to enter new markets. The amount and number of loans written to existing customers reflect the Company’s ability to retain its customer base through high levels of customer service and customer satisfaction with the products offered by the Company. Loans written to existing customers include both loans with customers who have borrowed from the Company’s e-commerce segment before, either in the current year or in prior years (including customers who may have borrowed through different consumer loan products or brands offered by the e-commerce segment), and loan renewals.

The following table shows, for the e-commerce segment, loans written and renewed to new customers and to existing customers for the current quarter and prior year quarter (dollars in thousands):

	Three Months Ended March 31,
	2013			2012
	Company Owned(a)	Guaranteed by the Company(a)(b)	Combined(a)	Company Owned(a)	Guaranteed by the Company(a)(b)	Combined(a)
Amount of consumer loans written and renewed to:
New customers	$55,124	$10,533	$65,657	$43,942	$10,538	$54,480
% of total	8.9%	1.7%	10.6%	7.9%	1.9%	9.8%
Existing customers	377,893	176,965	554,858	332,586	169,541	502,127
% of total	60.9%	28.5%	89.4%	59.7%	30.5%	90.2%

Total amount of consumer loans written and renewed	$433,017	$187,498	$620,515	$376,528	$180,079	$556,607

Number of consumer loans written and renewed to (in ones):
New customers	112,414	18,981	131,395	103,406	18,775	122,181
% of total	9.9%	1.7%	11.6%	9.9%	1.8%	11.7%
Existing customers	765,649	233,557	999,206	696,979	223,706	920,685
% of total	67.7%	20.7%	88.4%	66.8%	21.5%	88.3%

Total number of consumer loans written and renewed	878,063	252,538	1,130,601	800,385	242,481	1,042,866

(a)	The disclosure regarding the amount and number of consumer loans written and renewed is statistical data that is not included in the Company’s financial statements.
(b)	Loans guaranteed by the Company represent loans originated by third-party lenders through the CSO programs.

Consumer Loan Loss Experience

The Company monitors the performance of its consumer loan portfolio and maintains either an allowance or liability for estimated losses on consumer loans (including fees and interest) at a level estimated to be adequate to absorb credit losses inherent in the portfolio. The allowance for losses on the Company’s owned consumer loans reduces the outstanding loan balance in the consolidated balance sheets. The liability for estimated losses related to loans guaranteed by the Company under its CSO programs, which approximates the fair value of the liability, is included in “Accounts payable and accrued expenses” in the consolidated balance sheets.

The combined allowance and liability for estimated losses as a percentage of combined consumer loans and fees receivable increased for the current quarter to 21.2% from 20.0% in the prior year quarter, primarily due to an increase in installment loans and line of credit accounts in the e-commerce segment, as discussed in the “Consumer loan loss provision” section above.

The consumer loan loss provision for the current quarter and the prior year quarter was $74.9 million and $62.4 million, respectively, which was composed of $76.3 million and $63.5 million related to the Company-owned consumer loans, respectively, offset by $1.4 million and $1.1 million related to loans guaranteed by the Company through the CSO programs, respectively. Consolidated charge-offs, net of recoveries, were $84.3 million and $67.8 million in the current year quarter and prior year quarter, respectively.

The following table shows consumer loan balances and fees and the relationship of the allowance for losses to the combined balances of consumer loans for each of the last five quarters (dollars in thousands):

	2012				2013
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter
Consumer loan balances and fees receivable:
Gross - Company owned	$259,078	$296,938	$336,071	$375,121	$331,468
Gross - Guaranteed by the Company(a)	44,503	53,985	55,271	64,736	43,906

Combined consumer loans and fees receivable, gross(b)	$303,581	$350,923	$391,342	$439,857	$375,374
Allowance and liability for losses on consumer loans	60,706	73,366	82,683	89,201	79,762

Combined consumer loans and fees receivable, net(b)	$242,875	$277,557	$308,659	$350,656	$295,612

Allowance and liability for losses as a % of combined consumer loans and fees receivable, gross(b)	20.0%	20.9%	21.1%	20.3%	21.2%

(a)	Represents loans originated by third-party lenders through the CSO programs, which are not included in the Company’s financial statements.
(b)	Non-GAAP measure.

Due to the nature of the short-term loan product and the high velocity of loans written and renewed, seasonal trends are evidenced in quarter-to-quarter performance. In the typical business cycle, the combined consumer loan loss provision as a percent of combined consumer loans written and renewed is usually lowest in the first quarter and increases throughout the year, with the final two quarters generally combining for the peak levels of loss provision expense. The loss provision as a percentage of combined consumer loans written and renewed increased to 9.1% in the current quarter compared to 8.1% in the prior year quarter, primarily due to installment and line of credit loans representing a higher proportion of the total combined loans written and renewed in the current quarter as compared to the prior year quarter. These loans generally have higher loss rates as a percentage of loans written than short-term loans.

The following tables show the Company’s loss experience relative to the volume of consumer loans for each of the last five quarters (dollars in thousands):

	2012				2013
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter
Consumer loans written and renewed:(a)
Company owned	$553,713	$588,422	$627,297	$663,021	$606,383
Guaranteed by the Company(b)	219,306	237,962	256,438	269,542	219,536

Combined consumer loans written and renewed	$773,019	$826,384	$883,735	$932,563	$825,919

Combined consumer loan loss provision as a % of combined consumer loans written and renewed(a)	8.1%	8.8%	9.5%	10.4%	9.1%
Charge-offs (net of recoveries) as a % of combined consumer loans written and renewed(a)	8.8%	7.2%	8.5%	9.7%	10.2%
Combined consumer loan loss provision as a % of consumer loan fees	36.1%	40.1%	41.1%	43.6%	35.6%

(a)	The disclosure regarding the amount of consumer loans written and renewed is statistical data that is not included in the Company’s financial statements.
(b)	Represents loans originated by third-party lenders through the CSO programs, which are not included in the Company’s financial statements.

Total Expenses

The table below shows total expenses by segment, for corporate operations and by significant category for the current quarter and the prior year quarter (dollars in thousands):

	Three Months Ended March 31,
	2013				2012
	Retail Services	E-Commerce	Corporate	Total	Retail Services	E-Commerce	Corporate	Total
Operations and administration:
Personnel	$54,130	$25,575	$11,509	$91,214	$58,010	$20,288	$13,118	$91,416
Occupancy	26,872	2,472	1,101	30,445	26,071	1,856	1,058	28,985
Marketing	3,050	28,018	31	31,099	3,123	20,202	36	23,361
Other	10,253	9,517	4,296	24,066	12,249	8,193	5,951	26,393
Total operations and administration	94,305	65,582	16,937	176,824	99,453	50,539	20,163	170,155

Depreciation and amortization	9,200	4,443	3,888	17,531	8,260	2,875	3,486	14,621
Total expenses	$103,505	$70,025	$20,825	$194,355	$107,713	$53,414	$23,649	$184,776
Year-over-year change - $
Operations and administration	$(5,148)	$15,043	$(3,226)	$6,669	$7,631	$16,320	$5,746	$29,697
Depreciation and amortization	940	1,568	402	2,910	704	(65)	1,540	2,179
Total	$(4,208)	$16,611	$(2,824)	$9,579	$8,335	$16,255	$7,286	$31,876
Year-over-year change - %	(3.9%)	31.1%	(11.9%)	5.2%	8.4%	43.7%	44.5%	20.8%

Consolidated total expenses increased $9.6 million, or 5.2%, to $194.4 million in the current quarter compared to $184.8 million in the prior year quarter. Total expenses for the retail services segment decreased $4.2 million, or 3.9%, to $103.5 million during the current quarter compared to $107.7 million in the prior year quarter. Total expenses for the e-commerce segment increased $16.6 million, or 31.1%, to $70.0 million in the current quarter.

Operations and Administration Expenses

Operations and administration expense for the retail services segment decreased $5.1 million, or 5.2%, to $94.3 million during the current quarter compared to the prior year quarter. Personnel expense for the retail services segment decreased $3.9 million, or 6.7%, primarily due to lower short-term incentives and the reduction in business activities in the Company’s foreign pawn operations in 2012 as a result of the Mexico Reorganization. Occupancy expense, which includes rent, property taxes, insurance, utilities and maintenance, increased $0.8 million, or 3.1%, primarily due to normal rent increases, organic growth and the locations acquired during 2012. Other expenses decreased $2.0 million, primarily due to lower refining costs which are related to the disposition of commercial merchandise and lower underwriting costs related to a decrease in loans written in the current quarter.

Operations and administration expense for the e-commerce segment increased $15.0 million, or 29.8%, to $65.6 million during the current quarter compared to the prior year quarter. Personnel expense increased $5.3 million, or 26.1%, primarily due to incentive accruals due to strong performance and the addition of new personnel to support the e-commerce segment’s growth. Marketing expenses consist of online marketing costs, such as sponsored search and advertising on social networking sites, and other marketing costs such as television, radio and print advertising. In addition, marketing expenses include lead purchase costs paid to marketers in exchange for providing leads to potential customers interested in using the Company’s services. Marketing expenses increased $7.8 million, or 38.7%, to $28.0 million in the current quarter compared to the prior year quarter. The increase in other expenses was primarily due to an increase in loan underwriting and processing expenses.

Corporate administration expense decreased $3.2 million, or 16.0%, to $16.9 million in the current quarter, primarily due to a decrease in short-term incentives and expenses related to an abandoned acquisition opportunity in the prior year quarter.

Depreciation and Amortization Expenses

Consolidated depreciation and amortization expenses increased $2.9 million, or 19.9%, primarily due to acquisitions in the third and fourth quarters of 2012 in the retail services segment and increased costs in the e-commerce segment as a result of increased capitalized software and equipment to support this segment’s growth. Depreciation and amortization expenses at the retail services segment increased $0.9 million, or 11.4%, to $9.2 million. Depreciation and amortization expenses at the e-commerce segment increased $1.6 million, or 54.5%, to $4.4 million. Depreciation and amortization expenses for corporate operations increased $0.4 million, or 11.5%, to $3.9 million.

Interest Expense

Interest expense increased $0.2 million, or 3.7%, to $7.4 million in the current quarter as compared to $7.2 million in the prior year quarter. During the current quarter, the average amount of debt outstanding increased $43.2 million, to $543.6 million from $500.4 million during the prior year quarter, primarily due to an increase in debt outstanding as a result of acquisitions that occurred during the third and fourth quarters of 2012. The Company’s effective blended borrowing cost remained flat at 4.9% in the current quarter compared to the prior year quarter. The Company incurred non-cash interest expense of $1.0 million in the current quarter from its Convertible Notes due 2029 (the “2009 Convertible Notes”).

Income Taxes

The Company’s effective tax rate decreased to 37.0% for the current quarter from 37.5% for the prior year quarter. The Company’s effective tax rate is affected by various items including tax rates in various jurisdictions and the relative amount of income earned in those jurisdictions, as well as other permanent items.

During 2012, the Company’s Mexico-based pawn operations that operated under the name Prenda Fácil were owned by Creazione Estilo, S.A. de C.V., a Mexican sociedad anónima de capital variable (“Creazione”). In January 2013, the Company’s remaining Mexico-based pawn operations were sold by Creazione to another wholly-owned subsidiary of the Company, CA Empeños Mexico, S. de R.L. de C.V., and began operating exclusively under the name “Cash America casa de empeño.” The Company intends to liquidate the remaining assets of Creazione, which are insignificant, in 2013. In connection with the final liquidation of Creazione, the Company intends to claim a worthless stock deduction for tax purposes on its 2013 federal income tax return for its tax basis in the stock of Creazione. The Company expects to realize an income tax benefit of $33.4 million as a result of the worthless stock deduction. During the current quarter, the Company recorded a $24.1 million income tax benefit associated with its remaining tax basis in the stock of Creazione. The Company had previously recorded an income tax benefit in the fourth quarter of 2012 of $9.3 million and an offsetting valuation allowance associated with the Company’s excess tax basis over its basis for financial purposes in the stock of Creazione. While the Company intends to treat the deduction as an ordinary loss, the Internal Revenue Service (“IRS”) could challenge the characterization of the loss. If the deduction is ultimately determined to be a capital loss, and the Company does not have sufficient capital gains to offset the loss, the tax benefit could be reversed. Consequently, the Company released the valuation allowance booked in 2012 of $9.3 million associated with the Creazione stock basis difference and recorded a $33.4 million liability for uncertain tax benefits. As a result, there was no impact on the income tax provision for the current quarter related to the Creazione worthless stock deduction.

The balance of the Company’s liability for unrecognized tax benefits as of March 31, 2013 was $35.3 million. The Company believes that it is reasonably possible that the entire amount of its unrecognized tax benefits will be recognized in 2013. The unrecognized tax benefit associated with the Creazione worthless stock deduction could be recognized in 2013 if the Company receives a favorable ruling on this matter. In addition, the Company’s unrecognized tax benefits associated with the pre-acquisition tax matters of Prenda Fácil could be recognized as a result of the lapse of the statute of limitations.

Net Loss Attributable to the Noncontrolling Interest

Net loss attributable to the noncontrolling interest decreased by $0.9 million for the current quarter compared to the prior year quarter. As of March 31, 2012, the Company’s Mexico-based pawn operations were owned by Creazione. Prior to September 26, 2012, the Company owned 80% of the outstanding stock of Creazione. On September 26, 2012, the Company acquired all outstanding shares of Creazione that were held by minority shareholders (approximately 20% of the outstanding shares), and, as a result, Creazione became a wholly-owned subsidiary of the Company as of that date. The purchase of this minority interest in Creazione was the primary reason for the decrease in net loss attributable to the noncontrolling interest. The Company intends to liquidate the remaining assets of Creazione in 2013. See “Income Taxes” above for further description of the liquidation of Creazione.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows Highlights

The Company’s cash flows and other key indicators of liquidity are summarized as follows (dollars in thousands):

	Three Months Ended March 31,
	2013	2012

Cash flows provided by operating activities	$178,561	$136,513

Cash flows used in investing activities

Pawn activities	$50,822	$62,167
Consumer loan activities	(47,610)	(48,058)
Acquisitions	(213)	(4,184)
Property and equipment additions	(9,462)	(16,665)
Other investing	399	-

Total cash flows used in investing activities	$(6,064)	$(6,740)

Cash flows used in financing activities	$(152,643)	$(131,322)

Working capital	$670,151	$559,386
Current ratio	5.4 x	4.6 x
Merchandise turnover	3.1 x	3.6 x
Debt to Adjusted EBITDA ratio(a)	1.4 x	1.3 x

(a)	Non-GAAP measure. See “Overview—Adjusted EBITDA” section above for a reconciliation of adjusted EBITDA to net income attributable to the Company.

Cash Flows from Operating Activities

Net cash provided by operating activities increased $42.1 million, or 30.8%, from $136.5 million in the prior year quarter to $178.6 million in the current quarter. The significant components of the increase in net cash provided by operating activities included a $4.8 million increase in cash provided by income taxes payable and a $2.9 million increase in cash provided by deferred income taxes payable, primarily related to lower payments for estimated taxes during the current quarter compared to the prior year quarter. Also contributing to the increase was a $2.8 million increase in cash provided from merchandise other than forfeited during the current quarter, which was primarily due to a decrease in merchandise purchased directly from customers. In addition, cash flows from operating activities included a $9.1 million decrease in the use of cash for accounts payable and accrued expenses, which was primarily due to lower incentive payments during the first quarter compared to the prior year quarter. Another component of the increase in cash provided by operating activities was a $12.5 million increase in the consumer loan loss provision, primarily as a result of growth in the e-commerce segment, and a $2.9 million increase in depreciation and amortization expenses, primarily related to acquisitions in the retail services segment in the third and fourth quarter of 2012, both of which are non-cash expenses. The increase in cash flows from operating activities also increased due to an increase of $3.4 million in net income.

In connection with the final liquidation of Creazione, the Company intends to take a worthless stock deduction for tax purposes on its 2013 federal income tax return for its tax basis in the stock of Creazione of approximately $33.4 million. Management believes that the deduction may be treated as an ordinary loss, which would reduce its cash taxes paid in 2013. However, if the deduction is determined to be a capital loss, and the Company does not have capital gains to offset the loss, the Company’s cash paid for income taxes will not be reduced. The Company is pursuing a Private Letter Ruling with the IRS to confirm that the deduction should be treated as an ordinary loss.

Management believes that its expected cash flows from operations and available cash balances and borrowings will be sufficient to fund the Company’s operating liquidity needs.

Cash Flows from Investing Activities

Net cash used in investing activities decreased $0.6 million, or 10.0%, from $6.7 million in the prior year quarter to $6.1 million in the current quarter. During the current quarter, cash used for investing activities, including acquisitions, purchases of property and equipment and other investing activities, decreased by $11.6 million, primarily due to lower systems developments costs in both of the Company’s segments and lower acquisition costs in the current quarter. This was offset by a decrease in cash provided by pawn activities of $11.3 million, mainly due to a decrease in sales of forfeited merchandise through commercial channels and a decrease in loans written in the retail services segment.

Management anticipates that expenditures for property and equipment related to its domestic and foreign operations for the remainder of 2013 will be between $50 million and $60 million, excluding acquisitions, primarily for the remodeling of stores, facility upgrades, technology infrastructure and for the establishment of approximately 10 new retail services locations.

Cash Flows from Financing Activities

Net cash used by financing activities increased $21.3 million, or 16.2%, from $131.3 million in the prior year quarter to $152.6 million in the current quarter. This was primarily due to a $21.4 million increase in repurchases of shares of Company common stock through open market transactions pursuant to a 2013 authorization by the Company’s Board of Directors.

The Company’s debt agreements for its domestic and multi-currency line of credit and its senior unsecured notes require the Company to maintain certain financial ratios. As of March 31, 2013, the Company was in compliance with all covenants and other requirements set forth in its debt agreements. The Company’s domestic and multi-currency line of credit consists of a $380.0 million line of credit, which will decrease by $100.0 million to $280.0 million on May 29, 2013. As of March 31, 2013, the Company’s available borrowings under its domestic and multi-currency line of credit were $200.7 million. Management believes that the borrowings available under the Company’s domestic and multi-currency line of credit (including those available after May 29, 2013), anticipated cash generated from operations and current working capital of $670.2 million is sufficient to meet the Company’s anticipated capital requirements for its business. Should the Company experience a significant decline in demand for the Company’s products and services or other unexpected changes in financial condition, management would evaluate several alternatives to ensure that it is in a position to meet liquidity requirements. The Company’s strategies to generate additional liquidity may include the sale of assets, reductions in capital spending, changes to the issuance of debt or equity securities and/or its management of its current assets. The characteristics of the Company’s current assets, specifically the ability to rapidly liquidate gold jewelry inventory and adjust outflows of cash in its lending practices, gives the Company flexibility to quickly modify its business strategy to increase cash flow from its business, if necessary.

The Company had standby letters of credit of $16.3 million issued under its $20.0 million letter of credit facility as of March 31, 2013.

Share Repurchases

On January 24, 2013, the Board of Directors of the Company authorized a new share repurchase program for the repurchase of up to 2.5 million shares of its common stock and cancelled the Company’s previous share repurchase authorization from January 2011. During the current quarter, the Company purchased 435,000 shares in open market transactions under this authorization for a total investment of $21.8 million, including commissions. Management anticipates that it will periodically purchase shares under this authorization based on its assessment of market characteristics, the liquidity position of the Company and alternative prospects for the investment of capital to expand the business and pursue strategic objectives.

Shelf Registration Statement

On August 24, 2012, the Company filed an automatic Shelf Registration Statement on Form S-3 (“the Shelf Registration Statement”) with the Securities and Exchange Commission (“SEC”) which permits the Company or its selling securityholders to offer from time to time shares of the Company’s common stock, par value $0.10 per share, debt securities, depositary shares, warrants, stock purchase contracts, units, and subscription rights as described in the accompanying prospectus. Pursuant to Rule 462(e) of the Securities Act of 1933, the Shelf Registration Statement became effective automatically upon filing with the SEC. Management believes the Shelf Registration Statement will provide the Company with additional flexibility with regard to potential financings that it may undertake when market conditions permit or the Company’s financial condition may require.

Off-Balance Sheet Arrangements

In certain markets, the Company arranges for consumers to obtain consumer loan products from one of several independent third-party lenders through the CSO programs. For consumer loan products originated by third-party lenders under the CSO programs, each lender is responsible for providing the criteria by which the consumer’s application is underwritten and, if approved, determining the amount of the consumer loan. The Company in turn is responsible for assessing whether or not the Company will guarantee such loans. When a consumer executes an agreement with the Company under the CSO programs, the Company agrees, for a fee payable to the Company by the consumer, to provide certain services to the consumer, one of which is to guarantee the consumer’s obligation to repay the loan received by the consumer from the third-party lender if the consumer fails to do so. The guarantee represents an obligation to purchase specific loans if they go into default, which generally have terms of less than 90 days. Secured auto equity loans, which are included in the Company’s installment loan portfolio, that are guaranteed typically have an average term of less than 24 months, with available terms of up to 42 months. As of March 31, 2013 and 2012, the gross amount of active consumer loans originated by third-party lenders under the CSO programs were $43.9 million and $44.5 million, respectively, which were guaranteed by the Company. The estimated fair value of the liability for estimated losses on consumer loans guaranteed by the Company was $2.1 million and $2.0 million as of March 31, 2013 and 2012, respectively.

Recent Regulatory Developments

Consumer Financial Protection Bureau

On April 24, 2013, the Consumer Financial Protection Bureau (the “CFPB”), which has regulatory, supervisory and enforcement powers over providers of consumer financial products and services, including providers of consumer loans such as the Company, issued a report entitled “Payday Loans and Deposit Advance Products,” indicating that it has “engaged in an in-depth review of short-term small dollar loans, including payday loans.” The report discusses the initial findings of the CFPB regarding short-term payday loans provided by non-bank financial institutions like the Company and deposit account advances offered by depository institutions. While the CFPB acknowledges the clear demand for small dollar credit products, it does express concern regarding the risk of sustained use of these products by some consumers. The report reiterated that the CFPB has authority to adopt rules identifying unfair, deceptive or abusive practices in connection with the offering of consumer financial products and services. The report also indicated that the CFPB’s review suggested that the potential for consumer harm and the data gathered in its review warrant further attention to protect consumers and stated that the CFPB expects to use its authorities to provide such protections. Additionally, the CFPB indicated that the report did not focus on online lending and that the CFPB plans to conduct a similar analysis of online payday loan usage.

Ohio Court Decision

On May 28, 2009, a subsidiary of the Company, Ohio Neighborhood Finance, Inc., doing business as Cashland (“Cashland”), filed a standard collections suit in an Elyria Municipal Court in Ohio against Rodney Scott seeking judgment against Mr. Scott in the amount of $570.16, which was the amount due under his loan agreement. Cashland’s loan was offered under the Ohio Mortgage Loan Act (the “OMLA”), which allows for interest at a rate of 25% per annum plus certain loan fees allowed by the statute. The Municipal Court held that short-term, single-payment consumer loans made by Cashland are not authorized under the OMLA, and instead should have been offered under the Ohio Short-Term Lender Law, which was passed by the Ohio legislature in 2008 for consumer loans with similar terms. Due to a cap on interest and loan fees at an amount that is less than permitted under the OMLA, the Company does not offer loans under the Ohio Short-Term Lender Law. On December 3, 2012, the Ohio Ninth District Court of Appeals affirmed the Municipal Court’s ruling in a 2-1 decision. Although this court decision is only legally binding in the Ninth District of Ohio, which includes four counties in northern Ohio where Cashland operates seven stores and where the Company has modified its short-term loan product in response to this decision, other Ohio courts may consider this decision.

On April 24, 2013, the Supreme Court of Ohio agreed to hear the Company’s appeal of the Ninth District Court’s decision. If the Ninth District Court’s decision is upheld by the Ohio Supreme Court on appeal, the Company’s Ohio operations may be adversely affected. The Company relies on the OMLA to make short-term loans in its retail services locations in Ohio, and if the Company is unable to continue making short-term loans under this law, it will have to alter its short-term loan product in Ohio. In addition, two lawsuits have been filed against the Company by customers in Ohio in purported class action complaints alleging that it improperly made loans under the OMLA, and the Company may in the future receive other claims.

Texas

The Company offers short-term consumer loans in Texas through its CSO programs in both its retail services segment and its e-commerce segment. On April 22, 2013, the Texas Senate passed a bill that, if enacted into law, would adversely affect the Company’s CSO program in Texas, including caps on fees and other restrictions. The bill remains to be considered by the Texas House of Representatives, and the Company does not know whether the bill will be passed by the Texas House of Representatives in its present form, whether amendments to the bill will be considered and passed by the Texas House of Representatives or whether any bill will be passed and if so, in what form. The Company is currently monitoring this legislation and its potential effects on the Company. If new legislation is enacted in the State of Texas, it could require the Company to alter its CSO program in Texas or discontinue offering the CSO program in Texas, which could have a material adverse effect on the Company’s operations, prospects, results of operations and financial condition.

UK Office of Fair Trading

The Company offers consumer loans over the internet in the United Kingdom where the Company must follow the Irresponsible Lending Guidance of the Office of Fair Trading (the “OFT”) and the Consumer Credit Act of 1974 that was amended by the Consumer Credit Act of 2006 (collectively, the “CCA”), among other rules and regulations. In February 2012, the OFT announced that it had launched a review of the payday lending sector in the United Kingdom to assess the sector’s compliance with the CCA, the OFT’s Irresponsible Lending Guidelines and other relevant guidance and legal obligations. The OFT had previously announced that this review could be used to assess a licensee’s fitness to hold a consumer credit license and could result in formal enforcement action where appropriate. The OFT announced the findings of its review during the first quarter of 2013 and enumerated a number of expectations it has for payday lenders related to affordability assessments, rollovers, advertising, debt collection and consumer disclosures, among other expectations. The Company is assessing these expectations and their effect, if any, on its business and operations. In addition, the OFT announced that it intends to seek an additional review of the payday lending industry by the U.K. Competition Commission.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risks relating to the Company’s operations result primarily from changes in interest rates, foreign exchange rates, and gold prices. The Company does not engage in speculative or leveraged transactions, nor does it hold or issue financial instruments for trading purposes. There have been no material changes to the Company’s exposure to market risks since December 31, 2012.

ITEM 4.	CONTROLS AND PROCEDURES

Under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, management of the Company has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the “Exchange Act”) as of March 31, 2013 (the “Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective and provide reasonable assurance (i) to ensure that information required to be disclosed in reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms; and (ii) to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

There was no change in the Company’s internal control over financial reporting during the quarter ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 10 of Item 1 “Financial Statements.”

ITEM 1A. RISK FACTORS

There have been no material changes from the Risk Factors described in Part 1 “Item 1A. Risk Factors” of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides the information with respect to purchases made by the Company of shares of its common stock, par value $0.10 per share, during each of the months in the first three months of 2013:

Period	Total Number of Shares Purchased(a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (b)	Maximum Number of Shares that May Yet Be Purchased Under the Plan (b)

January 1 to January 31	10,608	$47.81	10,000	2,490,000
February 1 to February 28	302,147	$49.22	270,000	2,220,000
March 1 to March 31	155,000	$51.54	155,000	2,065,000

Total	467,755	$49.96	435,000

(a)

Includes the following: shares withheld from employees as partial tax payments for shares issued under the Company’s stock-based compensation plans of 608 and 32,126 shares for the months of January and February, respectively; and the reinvestment of dividends in the Company’s nonqualified deferred compensation plan for its directors, which resulted in the purchase of 21 shares for the month of February.

(b)

On January 24, 2013, the Board of Directors authorized the Company’s repurchase of up to a total of 2,500,000 shares of the Company’s common stock. This repurchase authorization cancelled and replaced the Company’s previous authorization for the repurchase of up to a total of 2,500,000 shares of the Company’s common stock that was approved by the Board of Directors on January 26, 2011.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.1	Form of 2013 Long-Term Incentive Plan Award Agreement for Executive Officers under the Cash America International, Inc. First Amended and Restated 2004 Long-Term Incentive Plan, as amended (the “LTIP”)					X
10.2	2013 Long-Term Incentive Plan Award Agreement for the E-Commerce Division of Cash America International, Inc. under the LTIP, for an award to the Chief Executive Officer of the E-Commerce Division (1)					X
10.3	Summary of 2013 Terms and Conditions of the Cash America International, Inc. Short-Term Incentive Plan for Executive Officers under the Cash America International, Inc. First Amended and Restated Senior Executive Bonus Plan					X
10.4	Executive Employment Agreement between Cash America International, Inc., Cash America Management L.P. and Daniel R. Feehan dated April 2, 2013 to be effective May 1, 2013	8-K	001-09733	10.1	4-3-13
10.5	Letter Agreement between David A. Fisher and Cash America International, Inc. dated January 29, 2013	8-K	001-09733	10.1	1-31-13
10.6	2013 Long-Term Incentive Plan Award Agreement for One-Time Restricted Stock Unit Grant to David A. Fisher under the LTIP dated January 29, 2013	8-K	001-09733	10.2	1-31-13
10.7	Executive Change-in-Control Severance and Restrictive Covenant Agreement between Cash America International, Inc. and David A. Fisher dated January 29, 2013	8-K	001-09733	10.3	1-31-13
10.8	Continued Employment and Separation Agreement between Enova Financial Holdings, LLC, a subsidiary of Cash America International, Inc., and Timothy S. Ho dated January 29, 2013	8-K	001-09733	10.4	1-13-13
31.1	Certification of Chief Executive Officer					X
31.2	Certification of Chief Financial Officer					X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
99.1	Cash America International, Inc. press release regarding Share Repurchase Authorization dated January 24, 2013	8-K	001-09733	99.2	1-24-13

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
101.INS (2)	XBRL Instance Document					X(3)
101.SCH (2)	XBRL Taxonomy Extension Schema Document					X(3)
101.CAL (2)	XBRL Taxonomy Extension Calculation Linkbase Document					X(3)
101.DEF (2)	XBRL Taxonomy Extension Definition Linkbase Document					X(3)
101.LAB (2)	XBRL Taxonomy Label Linkbase Document					X(3)
101.PRE (2)	XBRL Taxonomy Extension Presentation Linkbase Document					X(3)

(1)	Pursuant to 17 CFR 240.24b-2, portions of this exhibit have been omitted and have been filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.
(2)	Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of March 31, 2013, March 31, 2012 and December 31, 2012; (ii) Consolidated Statements of Income for the three months ended March 31, 2013 and March 31, 2012; (iii) Consolidated Statements of Equity as of March 31, 2013 and March 31, 2012; (iv) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2013 and March 31, 2012; (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and March 31, 2012; and (vi) Notes to Consolidated Financial Statements.
(3)	Submitted electronically herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 26, 2013	CASH AMERICA INTERNATIONAL, INC.

	By:	/s/ Thomas A. Bessant, Jr.
Thomas A. Bessant, Jr.
Executive Vice President and
Chief Financial Officer
(On behalf of the Registrant and as Principal Financial Officer)

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.1	Form of 2013 Long-Term Incentive Plan Award Agreement for Executive Officers under the Cash America International, Inc. First Amended and Restated 2004 Long-Term Incentive Plan, as amended (the “LTIP”)					X
10.2	2013 Long-Term Incentive Plan Award Agreement for the E-Commerce Division of Cash America International, Inc. under the LTIP, for an award to the Chief Executive Officer of the E-Commerce Division (1)					X
10.3	Summary of 2013 Terms and Conditions of the Cash America International, Inc. Short-Term Incentive Plan for Executive Officers under the Cash America International, Inc. First Amended and Restated Senior Executive Bonus Plan					X
10.4	Executive Employment Agreement between Cash America International, Inc., Cash America Management L.P. and Daniel R. Feehan dated April 2, 2013 to be effective May 1, 2013	8-K	001-09733	10.1	4-3-13
10.5	Letter Agreement between David A. Fisher and Cash America International, Inc. dated January 29, 2013	8-K	001-09733	10.1	1-31-13
10.6	2013 Long-Term Incentive Plan Award Agreement for One-Time Restricted Stock Unit Grant to David A. Fisher under the LTIP dated January 29, 2013	8-K	001-09733	10.2	1-31-13
10.7	Executive Change-in-Control Severance and Restrictive Covenant Agreement between Cash America International, Inc. and David A. Fisher dated January 29, 2013	8-K	001-09733	10.3	1-31-13
10.8	Continued Employment and Separation Agreement between Enova Financial Holdings, LLC, a subsidiary of Cash America International, Inc., and Timothy S. Ho dated January 29, 2013	8-K	001-09733	10.4	1-13-13
31.1	Certification of Chief Executive Officer					X
31.2	Certification of Chief Financial Officer					X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
99.1	Cash America International, Inc. press release regarding Share Repurchase Authorization dated January 24, 2013	8-K	001-09733	99.2	1-24-13

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
101.INS (2)	XBRL Instance Document					X	(3)
101.SCH (2)	XBRL Taxonomy Extension Schema Document					X	(3)
101.CAL (2)	XBRL Taxonomy Extension Calculation Linkbase Document					X	(3)
101.DEF (2)	XBRL Taxonomy Extension Definition Linkbase Document					X	(3)
101.LAB (2)	XBRL Taxonomy Label Linkbase Document					X	(3)
101.PRE (2)	XBRL Taxonomy Extension Presentation Linkbase Document					X	(3)

(1)	Pursuant to 17 CFR 240.24b-2, portions of this exhibit have been omitted and have been filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.
(2)	Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of March 31, 2013, March 31, 2012 and December 31, 2012; (ii) Consolidated Statements of Income for the three months ended March 31, 2013 and March 31, 2012; (iii) Consolidated Statements of Equity as of March 31, 2013 and March 31, 2012; (iv) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2013 and March 31, 2012; (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and March 31, 2012; and (vi) Notes to Consolidated Financial Statements.
(3)	Submitted electronically herewith.